Form 10KSB40
period 1996-12-31
DIGITAL POWER CORP
filed 1997-03-31
CIK 896493

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-KSB

     (Mark One)
      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 1996

      [  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934
            For the transition period from _____ to _____

            COMMISSION FILE NUMBER   001-12711

                           DIGITAL POWER CORPORATION
            (Exact name of registrant as specified in its charter)

            CALIFORNIA                       3679                  94-1721931
(State or other jurisdiction of (Primary Standard Industrial (I.R.S. Employer
incorporation or organization)     Classification Code)      Identification No.)

        41920 Christy Street, Fremont, California 94538-3158; 510-657-2635
            (Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

      TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
         Common Stock                        American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

      TITLE OF EACH CLASS
      Redeemable Common Stock Purchase Warrants

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  <check-mark> .  No    .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [<check-mark>]

Revenues for the year ended December 31, 1996 were $13,835,008.

As of March 25, 1997, the aggregate market value of the voting common stock held by non-affiliates was $17,650,907 based on the average bid and ask price of $8.375 per share.

As of March 25, 1997, the number of shares of common stock outstanding was 2,520,775.

Documents incorporated by reference: Items 9 through 12 of Part III of this Form 10-KSB are incorporated by reference to Digital's definitive Proxy Statement for the 1997 annual shareholders' meeting to be filed with the Commission within 120 days from the end of the year.

Transitional  Small  Business  Disclosure  Format  (check  one):   Yes    .
No <check-mark> .

Exhibit index is located on page 18.

      THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS REGARDING EVENTS AND FINANCIAL TRENDS WHICH MAY AFFECT THE COMPANY'S FUTURE OPERATING RESULTS AND FINANCIAL POSITION. SUCH STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS AND FINANCIAL POSITION TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN FORWARD-LOOKING
STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, CUSTOMER CONCENTRATION, DEPENDENCE ON COMPUTER AND OTHER ELECTRONIC EQUIPMENT INDUSTRIES, COMPETITION, DEPENDENCE ON GUADALAJARA, MEXICO FACILITY, AND DEPENDENCE ON KEY PERSONNEL, ALL OF WHICH FACTORS ARE SET FORTH IN MORE DETAIL IN THE SECTIONS ENTITLED "CERTAIN CONSIDERATIONS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" HEREIN.

                                    PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

       Digital Power ("Digital Power" or the "Company") designs, develops, manufactures, and sells 50 watt to 750 watt switching power supplies to original equipment manufacturers ("OEMs") of computers and other electronic equipment. Switching power supplies are critical components of all computers and other electronic equipment. The electronic circuitry in computers and other electronic equipment requires a steady and isolated supply of direct current (DC) electrical power. In addition, the various components and subassemblies within computers and other electronic equipment often require different voltage levels of electrical power. The power supply products of the Company satisfy these two requirements by converting the alternating current
(AC) electricity from a primary source, such as a wall outlet, into the direct current required for the proper functioning of electronic circuits, and by dividing the single electrical current into as many as four discrete output voltages.

         Electronic systems are sensitive to variations in voltage, and therefore require protection from the surges and drops in the AC voltage which commonly occur over electrical lines. The Company's power supply products monitor and regulate the DC output voltages being delivered to protect the electronic equipment from harmful surges and drops in voltage levels by regulating or maintaining the output voltages within a narrow range of values.

      In addition, the voltage levels produced by standard power sources must be significantly lowered in order to allow proper functioning of an electronic component. For example, internal computer microprocessors, as well as memory and logic circuitry in telecommunications systems, generally operate on a voltage level of 5 volts DC or less. However, most electrical outlets produce at least 115 volts AC. Therefore, the incoming voltage of 115 volts AC must be both converted to DC and reduced to 5 volts. This is the function performed by a typical power supply. Those products which accept and convert alternating current from a primary power source into the direct current required by electronic systems are generally referred to as "power supplies". Those products which convert one level of DC voltage into a higher or lower level of DC voltage as required by a particular electronic device are generally referred to as "DC/DC converters".

      Because the Company's products have a high "power-density" (measured in watts per cubic inch), the power supply products of the Company are generally smaller than those of competitors. For example, the Company believes that its US100 series of power supplies, on a 3"x 5" printed circuit board, is the smallest 100 watt off-line (AC input) power supply available in the industry. Furthermore, the Company's power supply products are extremely flexible in design. This "flexibility" approach allows the Company to modify quickly and inexpensively its base-design products to satisfy an OEM's specific power supply needs, thereby enabling the Company to keep to a minimum its expenses for non-recurring engineering ("NRE") of its base-design products. Because of this reduced NRE expense related to the "flexibility" line of switching power supplies, the Company does not charge its customers for its NRE expenses incurred in tailoring a power supply to a customer's specific requirements. However, many competitors of the Company do charge their customers for NRE expenses. As a result of the Company's "flexibility" approach, it has provided samples of modified power supplies to OEM customers in as quickly as a few days, an important capability given the increasing emphasis placed by OEMs on

"time-to-market".   Digital  Power's  strategic  objective  is to exploit  this combination of power density, flexibility, and short time-to-market to win an increasing share of the growing power supply market.

      In addition to the line of proprietary products offered, and in response to requests from OEMs, the Company has recently begun providing "value-added services" along with its products. The term "value-added services" refers to the Company's incorporation of an OEM's selected electronic components, enclosures, and cable assemblies with the Company's power supply products to produce a power subassembly that is compatible with the OEM's own equipment and is specifically tailored to meet the OEM's needs. The Company purchases the parts and components that the OEM itself would otherwise attach to or integrate with the Company's power supply, and the Company provides the OEM with that integration and installation service, thus saving the OEM time and money. The Company believes that this value-added service is well-suited to those OEMs who wish to reduce their vendor base and minimize their investment in fixed costs since the OEMs are not required to manufacture their own power subassemblies and thus are not required to purchase individual parts from many vendors or build assembly facilities.

      Digital Power Corporation, a California corporation, was originally formed in 1969 through its predecessor, Sideband Associates, Inc. Unless the context indicates otherwise, references to "Digital Power" or the "Company" herein includes its majority-owned Mexican subsidiary, Poder Digital S.A. de C.V.

THE MARKET

      The market for power supplies is large, as all electronic systems require a steady supply of low voltage electrical power. According to Micro-Tech Consultants of Santa Rosa, California, the worldwide market for electronic power supplies was estimated to be $15 billion in 1995. The power supply manufacturing industry is also highly fragmented. Digital Power believes there are approximately 400 power supply competitors in the world. The electronic power supply market is typically split into "captive market" and "merchant market" segments. The captive segment of the market, that portion represented by OEMs who design and manufacture power supplies for use in their own products, is estimated by Micro-Tech to account for approximately 50% of the total market. The remaining 50% of the power supply market is served by merchant power supply manufacturers such as Digital Power that design and manufacture power supplies for sale to OEMs.

      Growing at an average annual rate of 13%, the merchant market is the fastest growing segment of the power supply market, as OEMs continue to outsource their power supply requirements. Micro-Tech forecasts that the merchant market will experience the greatest rate of growth in the entire power supply market, increasing from 52.5% of the total market in 1996 to 62.8% of the total market in 2000. The Company believes that the increase is due, in part, to the fact that power supplies are becoming an increasingly complex component to the OEMs, with constantly changing requirements such as power factor correction (PFC) and filtering specifications to minimize electromagnetic interference (EMI). This merchant market is itself highly fragmented according to the power level, technology, packaging, and application of a particular power supply. One segment of the merchant market involves industrial and office automation, industrial and portable computing, and networking applications. This is the market targeted and served by the Company. The Company believes that its focus on high-efficiency, high-density, design-flexible power supplies is ideally suited to the rapid growth opportunities existing in this market segment.

      POWER FACTOR CORRECTION. The alternating current electricity delivered by utility companies over power lines is delivered in smooth waves, known as harmonic waves, or sine waves. This smooth harmonic wave form of AC electricity that reaches a power supply is known as "apparent power", and it is measured in watts (watts equal volts multiplied by amperes). Although the electricity reaches a switching power supply in a smooth harmonic wave form, the switching power supply does not draw on the electricity in a smooth harmonic fashion. Rather, in the process of "rectifying" the alternating current into direct current form, a switching power supply will draw current off the AC harmonic wave form in short bursts, each of which is shorter in duration than the wave frequency. The amount of power drawn off the line by the switching power supply in these short bursts is known as the "real input power". The real input power cannot be greater than the apparent power, and in fact is almost always less than the apparent power. Therefore, a percentage, or factor, can be arithmetically determined by dividing the real input power by the apparent power, giving a coefficient known as the "power factor" of the power supply. Ideally, a switching power supply would have a power factor of one, where all the apparent power is drawn off by the power supply, resulting in the real input power equaling the apparent power. In practice, however, this is not possible. In fact, most switching power supplies without the special feature known as "power factor correction" have an approximate power factor of only .60.

      The reason why power factor of less than one can be a significant problem relates to the power that is not drawn off the power line, or the differential amount between one and the power factor (1 - .60 = .40 in the example given above). This differential of missing power is reflected back onto the power line in a harmonically distorted fashion, since the originally smooth harmonic wave form has now been disrupted by the power that has been drawn off by the power supply and exhibits a kind of "ripple" in the wave form. The harmonically distorted wave form circulates as wasted heat energy in the power line, as well as in wall sockets, electrical wiring in the building, and in distribution transformers along the power line. This problem of harmonic distortion and wasted heat energy grows as additional switching power supplies are connected to and draw power from a power line. A large enough number of switching power supplies drawing power from a line without power factor correction will result in: (i) a significant uncompensated loss of electrical power (in the form of heat) to the electrical utility company; (ii) potential damage to power lines and transformers caused by excessive heat; and (iii) "dirty" electrical power for "downstream" consumers of electricity. A low power factor is generally not a problem for the piece of electronic equipment itself served by the switching power supply.

      In response to these problems, manufacturers of power supplies have developed certain circuitry within power supplies known as "power factor correction", or PFC. With PFC, most power supplies can be improved to perform at a power factor of approximately .99. Historically, PFC has only been installed in high wattage switching power supplies because of the comparatively greater amount of harmonic distortion reflected back onto the line by these power supplies. However, PFC is rapidly becoming critical at all power levels, not only because it allows equipment designers to power more circuits from a standard outlet, but also because of regulatory requirements established in the European Union, such as European Normatives EN61000-3-2 and EN61000-3-3. These two normative standards, known more fully as "Limits For Harmonic Current Emissions," and "Limitation Of Voltage Fluctuations And Flicker On Low Voltage Supply Systems For Equipment With Rated Current <16A [less than 16 amperes]," respectively, upgrade the former generic standard IEC555.2 and place pressure on manufacturers of power supplies to develop products with PFC at lower and lower power levels.

      ELECTROMAGNETIC INTERFERENCE (EMI). EMI is universally undesirable because it potentially interferes with the operation of other electronic equipment. In the United States, the Federal Communications Commission ("FCC") has mandated certain EMI limits which cannot be exceeded by OEM equipment. The European Union (EU) has issued an electromagnetic compatibility (EMC) directive that applies certain requirements to products sold in Europe beginning January 1, 1996. The EU created these directives to insure conformity with safety and quality standards and to assess product compliance throughout its jurisdiction. One of these requirements involves Conformity European ("CE") marking. OEMs may add the "CE" mark to their equipment if it meets the requirements for radiated and conducted noise emissions and for noise susceptibility. The power supply, if part of an OEM system, does not itself need CE certification. However, since it is one of the major noise generators within an OEM system, there is a growing demand for the power supply to have the CE mark. A pre-approved power supply provides added assurance that the OEM will meet the applicable standards with little trouble.

      The power supply market can be further segmented between custom and standard power supplies. Power supplies designed and manufactured by an OEM for use in its own equipment are an example of a custom design, as the product is not intended for resale. However, custom power supplies are also common in the merchant market, as certain OEMs contract with power supply manufacturers to design a product that meets the form, fit, and function requirements of their specific application. Standard "off-the-shelf" power supplies are intended for sale to many customers whose electronic equipment can operate from "standard" output voltages, such as 5 volts, 12 volts, or 24 volts DC. A subset of the standard segment of the market has evolved, commonly known as "modified", comprising power supply products which have the performance characteristics of a standard power supply, but need certain, usually minor, modifications. These modifications may include slight mechanical changes to the sheet metal chassis, but more typically involve an adjustment to the output voltages from one of the "standard" output voltages (e.g. 5 volts to 7 volts, or 15 volts to 18.5 volts).

      Digital Power primarily serves the North American power electronics market with AC/DC power supplies and DC/DC converters ranging from 50 watts to 750 watts of total output power. AC/DC power supplies represent the largest part of the merchant power electronics market with sales in North America alone expected to grow from about $4.9 billion in 1996 to $6.7 billion in 2000. During the same period, DC/DC converter sales in North America are forecasted to grow from $1.5 billion in 1996 to $2.1 billion in 2000.

CUSTOMERS

      Digital Power's products are sold domestically and in Canada through a network of 13 manufacturers' representatives. Digital Power also has 28 stocking distributors in the United States and Europe. In addition, the Company has formed strategic relationships with three of its customers to private label its products. Digital Power's customers can generally be grouped into three broad industries, consisting of the computer, telecommunication, and instrument industries. The Company has a current base of over 150 active customers, including companies such as Ascend Communications, AT&T, Westinghouse, Telex, Storage Dimensions, Motorola, Retix, Stanford Telecommunications, and 3Com.

STRATEGY

      Digital Power's strategy is to be the supplier of choice to OEMs requiring a high-quality power solution where size, rapid modification, and time-to-market are critical to their business success. Target market segments include telecommunications, networking, switching, mass storage, and industrial and office automation products. While many of these segments would be characterized as computer-related, the Company does not participate in the personal computer (PC) power supply market. The power supply market for PCs is very competitive with standard power supplies producing low margins.

      The Company's strategy is to continue the trend of its sales and profit growth by making increased sales to existing customers, while simultaneously targeting sales to new customers. The Company believes that its "flexibility" concept allows customers a unique choice between its products and products offered by other power supply competitors. OEMs have typically had to settle for a standard power supply product with output voltages and other features predetermined by the manufacturer. Alternatively, if the OEM's product required a different set of power supply parameters, the OEM was forced to design this modification in-house, or pay a power supply manufacturer for a custom product. Since custom-designed power supplies are development-intensive and require a great deal of time to design, develop, and manufacture, only OEMs with significant volume requirements can economically justify the expense and delay associated with their production. Furthermore, since virtually every power conversion product intended for use in commercial application requires certain independent safety agency testing, (e.g. by Underwriters Laboratories) at considerable expense, an additional barrier is presented to the smaller OEM. By offering the OEM customer a new choice with the Digital Power "flexibility" series, the Company believes it has gained a competitive advantage. The Company's "flexibility" series is designed around a standardized power platform, but allows the customer to specify output voltages tailored to its exact requirements within specific parameters. Furthermore, OEMs are seeking power supplies with greater power density (measured in watts per cubic inch). Digital Power's strategy in responding to this demand has been to offer increasingly smaller power supply units or packages. For example, the Company believes that its US100 series of products, mounted on a 3" x 5" printed circuit board, is the industry's smallest 100 watt off-line (A/C input) power supply.

PRODUCT STRATEGY AND PRODUCTS

      Digital Power has eight series of base designs from which thousands of individual models can be produced. Each series has its own printed circuit board (PCB) layout that is common to all models within the series regardless of the number of output voltages (typically one to four) or the rating of the individual output voltages. A broad range of output ratings, from 3.3 volts to 48 volts, can be produced by simply changing the power transformer construction and a small number of output components. Designers of electronic systems can determine their total power requirements only after they have designed the system's electronic circuitry and selected the components to be used in the system. Since the designer has a finite amount of space for the system and may be under competitive pressure to further reduce its size, a burden is placed on the power supply manufacturer to maximize the power density of the power supply. A typical power supply consists of a PCB, electronic components, a power transformer and other electromagnetic components, and a sheet metal chassis. The larger components are typically installed on the PCB by means of pin-through-hole assembly where the components are inserted into pre-drilled holes and soldered to electrical circuits on the PCB. Other components can be attached to the PCB by surface mount interconnection technology (SMT) which allows for a reduction in board size since the holes are eliminated and components can be placed on both sides of the board. The Company's US100 series is an example of a product using this manufacturing technology.

      Digital Power's "flexibility" concept applies to all of the Company's US, UP/SP, and DP product series. A common printed circuit board is shared by each model in a particular family, resulting in a reduction in parts inventory while allowing for rapid modifiability into thousands of output combinations. The following is a description of the Company's products.

      The US50 series of power supplies are compact, economical, high efficiency, open frame switchers that deliver up to 50 watts of continuous or 60 watts of peak power from one to four outputs. The 90-264 VAC universal input allows them to be used worldwide without jumper selection. Flexibility options include chassis and cover, power good signal, an isolated V4 output, and UL544 (medical) safety approval. All US50 series units are also available in 12VDC, 24VDC, or 48VDC inputs. This optional DC input unit (DP50 series) maintains the same pin-out, size, and mounting as the US50 series.

      The US70 series of power supplies is similar to the US50 series, a compact, economical, highly efficient, open frame switcher that delivers up to 65 watts with a 70 watt peak. This unit is offered with one to four outputs, a universal input rated from 90 to 264 VAC, and is only slightly larger than the US50 series. The US70 series is differentiated from competitive offerings by virtue of its smaller size, providing up to four outputs while competitors typically are limited to three outputs. Flexibility options include cover, power good signal, an isolated V4 output, and UL544 (medical) safety approval. The DP70 is the same as the US70 except the input is 48 volts DC. The Company also offers 12 & 24 VDC DC input on this series where the model series changes to DN&DM. This type of product is ideal for low profile systems with the power supply measuring 3.2" x 5" x 1.5".

      The US100/DP100 is the industry's smallest 100 watt switcher. Measuring only 5" x 3.3" x 1.5", this series delivers up to 100 watts of continuous or 120 watt peak power from one to four outputs. The 90-264VAC universal input allows them to be used worldwide. This product is ideal in applications where OEMs have upgraded their systems, requiring an additional 30-40 watts of output power but being unable to accommodate a larger unit. The US100 fits in the same form factor and does not require any tooling or mechanical changes by the OEM. Flexibility options include a cover and adjustable post regulators on V3 and/or V4 outputs. Fully custom models are also available. All US100 series units are also available with 12VDC, 24VDC, or 48 VDC inputs. This optional DC input unit (DP100) maintains the same pin-out, size, and mounting as the US100 series.

      The UP300 series are economical, high efficiency, open frame switchers that deliver up to 300 watts of continuous, 325 watt, peak power from one to two outputs. The 115/230VAC auto-selectable input allows them to be used worldwide. On-board EMI filtering is a standard feature. Flexibility options include a cover, power fail/power good signal, and an isolated 2nd output. The UP300 is also available as the SP300 series, which is jumper selectable between

115 and 230VAC and provides the OEM an even more economical solution. This product can be used in network switching systems or other electronic systems where a lot of single output current, such as 5, 12, 24, 48 volt current might be required.

      The US250 series are economical, high efficiency, open frame switchers that deliver up to 250 watts of continuous or 300 watts of peak power from one to four outputs. The 115/230VAC auto-selectable input allows them to be used worldwide. Flexibility options include cover, power fail/power good signal, enable/inhibit, and an isolated V3 output. All US250 series units are also available with 12VDC, 24VDC, or 48VDC inputs. This optional DC input unit (DP250) maintains the same pin-out, size, and mounting as the US250 series.

      The US350 series is a fully-featured unit that has active power factor correction and was designed to be field-configurable by the Company's international and domestic sales channels. This feature allows the stocking distributor to lower its inventory costs but still maintain the required stock to rapidly provide power supplies with the unique combination of output voltages required by an OEM. This unit delivers 350 watts from one to four outputs modules and meets the total harmonic distortion spec IEC 555.2. The US350 has an on-board EMI filter and operates from 90-264 VAC input. This unit measures 9" x 5" x 2.5" and can operate without any minimum loads and has an optional internal fan and power fail/power good signal.

      The newest product under development by the Company is the US750 series. The US750 is a fully modular power supply measuring 3" x 10.25" x 5" and delivers 750 watts from one to four power outputs. This product can be configured to meet many different applications. It comes with optional N+1 parallelability, hot swapability, frequency synching, power good/power fail, and remote on/off. The Company anticipates that this product will be available for sale during the first quarter of 1997.

      The Company also produces two products designated as the KD series in a 150 watt and 200 watt product. These designs were acquired in 1987 under a licensing agreement with KDK Electronics. They are still offered for sale but are expected to continue to decline as a percentage of Digital Power's revenues. The licensing agreement with KDK Electronics, as amended, provides that in the event total historical sales of KD products reaches $20 million, then KDK Electronics will be granted a stock option to purchase 100,000 shares of Digital Power's common stock for $3.50 per share with Digital Power paying the exercise price. Due to changing market conditions, the KD series is expected to be phased out prior to reaching the $20 million sales level. Therefore, no common stock is anticipated to be granted to KDK Electronics under the licensing agreement. In addition, KDK Electronics will be paid a royalty equal to 5% on the first $20 million total sales of the KD series products with the royalty decreasing on sales over that amount. KD products accounted for 14%, and 6% of revenues for the years ended December 31, 1995 and 1996, respectively. Total cumulative sales of KD products were $14,476,274 as of December 31, 1996.

      Digital Power offers its customers various types of value-added services, which may include the following additions to its standard product offerings:

      Electrical (power): Paralleled power supplies for (N+1) redundancy, hot swapability, output OR'ing diodes, AC input receptacle with fuse, external EMI filter, on/off switch, cabling and connectors, and battery backup with charger.

      Electrical (control and monitoring): AC power fail detect signal, DC output(s) OK signal, inhibit, output voltage margining, and digital control interface.

      Mechanical: Custom hot-plug chassis for (N+1) redundant operation, locking handle, cover, and fan.

      These services incorporate one of the Company's base products along with additional enclosures, cable assemblies, and other electronic components to arrive at a power subassembly. This strategy matches perfectly with those OEMS wishing to reduce their vendor base, as the turnkey sub-assembly allows customers to eliminate other vendors.

      Other than certain fabricated parts such as printed circuit boards and sheet metal chassis which are readily available from many suppliers, the Company uses no custom components. Typically, two suppliers are qualified for every component, with the exception being two line transformers, one manufactured by Tamura and the second one manufactured by Spitznagel. These transformers are designed into three of the Company's products, which products accounted for approximately 7% of the Company's sales in 1996.

MANUFACTURING STRATEGY

      Consistent with its product flexibility strategy, the Company aims to maintain a high degree of flexibility in its manufacturing processes in order to respond to rapidly changing market conditions. With few exceptions, the competitive nature of the power supply industry has placed continual downward pressure on selling prices. In order to achieve low cost manufacturing with a labor-intensive product, manufacturers have the option of automating much of the labor out of their product, or producing their product in a low labor cost environment. Given the high fixed costs of automation and the resistance this places on making major product changes, Digital Power believes that its flexible manufacturing strategy is best achieved through a highly variable cost of operation. In 1986, the Company established a wholly-owned subsidiary in Guadalajara, Mexico to assemble its products. This manufacturing facility performs materials management, sub-assembly, final assembly, and test functions for the majority of the Company's power supply products. Currently, almost all of the Company's manufacturing, including its value-added services, is done at a 16,000 square foot facility operated by the Company's wholly-owned subsidiary, Poder Digital, S.A. de C.V., located in Guadalajara, Mexico. In addition, Digital Power has entered into an agreement with Fortron/Source Corp. to manufacture Digital Power's products at a facility located in China on a turnkey basis. Purchases from Fortron/Source will be made pursuant to purchase orders and the agreement may be terminated upon 120 days notice. Although the Company has just recently begun to manufacture its products through Fortron/Source, the Company believes that it will be able to produce a high volume of power supplies through Fortron/Source at a cost lower than at its Guadalajara, Mexico, facility. The Company believes that the facility in China will complement its manufacturing facility in Guadalajara, Mexico since the facility in China will allow the Company to produce power supplies with sufficient lead time at lower costs, while the Guadalajara facility will continue to manufacture power supplies that need a quick turnaround or modification.

SALES, MARKETING AND CUSTOMERS

      During 1996, the Company increased both its revenues and income before income taxes, from $10,037,502 and $826,484, respectively, in fiscal year 1995, to $13,835,008 and $1,822,634, respectively, in fiscal year 1996.

      Digital Power markets its products domestically through a network of 13 independent manufacturers' representatives. Each representative organization is responsible for managing sales in a particular geographic territory. Generally, the representative has exclusive access to all potential customers in the assigned territory and is compensated by commissions at 5% of net sales after the product is shipped, received, and paid for by the customer. Typically, either the Company or the representative organization may terminate the agreement with 30 days' written notice.

      In certain territories, the Company has entered into agreements with 28 stocking distributors who buy and resell the Company's products. For the fiscal years ended December 31, 1996 and 1995, distributor sales accounted for 36.4% and 39.7%, respectively, of the Company's total sales. Over this same period, one distributor accounted for 21.3% and 27%, respectively, of total sales. In addition, international sales through stocking distributors accounted for less than 5% of the Company's sales. In general, the agreements with stocking distributors are subject to annual renewal and may be terminated upon 90 days' written notice. Although these agreements may be terminated by either party in the event a stocking distributor decides to terminate its agreement with the Company, the Company believes that it would be able to continue the sale of its products through direct sales to the customers of the stocking distributor. Further, and in general, stocking distributors are eligible to return 25% of their previous six-months' sales for stock rotation. For the past three years, stock rotations have not exceeded one percent of total sales.

      The Company has also entered into agreements with three private label customers who buy and resell the Company's products. Under these agreements, the Company sells its products to the private label company who then resells the products with its label to its customers. The Company believes that these private label agreements expand its market by offering the customer a second source for the Company's products. The private label agreements may be terminated by either party. Further, the private label agreement requires that any product subject to a private label be available for 5 years. For the years ended December 31, 1996 and 1995, private label sales accounted for 10.9% and 10.2%, respectively, of total sales.

      The Company's promotional efforts to date have included product data sheets, feature articles in trade periodicals, and trade shows. The Company's future promotional activities will likely include space advertising in industry-specific publications, a full-line product catalog, application notes, and direct mail to an industry-specific mail list.

      The Company's products are warranted to be free of defects for a period ranging from one to two years from date of shipment. No significant warranty returns were experienced in either 1996 or 1995. As of December 31, 1996, the Company's warranty reserve was $135,000.

COMPETITION

      The design, manufacture, and sale of power supplies is a highly competitive industry. The Company's competition includes approximately 400 companies located throughout the world, some of whom have advantages over the Company in terms of labor and component costs, and some of whom may offer products comparable in quality to those of the Company. Certain of the Company's competitors, including Computer Products, Inc., ASTEC America, Zytec Corporation, and Lambda Electronics, have substantially greater fiscal and marketing resources and geographic presence than does the Company. The Company also faces competition from current and prospective customers who may decide to design and manufacture internally the power supplies needed for their products. To remain competitive, management believes that the Company must continue to compete favorably on the basis of value by providing advanced manufacturing technology, offering superior customer service and design engineering services, continuously improving quality and reliability levels, and offering flexible and reliable delivery schedules. The Company believes it has a competitive position with its targeted customers who need a high-quality, compact product which can be readily modified to meet the customer's unique requirements.

RESEARCH AND DEVELOPMENT

      The Company's research and development efforts are primarily directed toward the development of new standard power supply platforms which may be readily modified to provide a broad array of individual models. Improvements are constantly sought in power density, modifiability, and efficiency, while the Company attempts to anticipate changing market demands for increased functionality, such as PFC and improved EMI filtering. Internal research is supplemented through the utilization of consultants who specialize in various areas, including component and materials engineering and electromagnetic design enhancements to improve efficiency, while reducing the cost and size of the Company's products. Product development is performed at Digital Power's headquarters in California by three engineers who are supported and assisted by five technicians. The Company's total expenditures for research and development were $630,079 and $481,475 for the years ended December 31, 1996 and 1995, respectively, and represented 4.55% and 4.80% of the Company's total revenues for the corresponding periods.

EMPLOYEES

      As of December 31, 1996, the Company had approximately 380 full-time employees, with 330 of these employed at its wholly-owned subsidiary Poder Digital located in Guadalajara, Mexico. The employees of Digital Power's Mexican operation are members of a national labor union, as are most employees of Mexican companies. The Company has not experienced any work stoppages at either of its facilities and believes its employee relations are good.

GUADALAJARA, MEXICO FACILITY AND FOREIGN CURRENCY FLUCTUATIONS

      The Company produces substantially all of its products at its 16,000 square foot facility located in Guadalajara, Mexico. The products are then delivered to Fremont, California for testing and distribution. The Company believes that it has a good working relationship with its employees in Guadalajara, Mexico and has recently signed a five-year contract with the union representing the employees. In 1996, the Company entered into a "turnkey" manufacturing contract with a manufacturer located in China to produce its products in an attempt to reduce its dependence on its Mexican facility. At this time the purchase of products from the manufacturer located in China is minimal and requires advance scheduling which affects the Company's ability to produce products quickly. However, if the Company's revenues grow as anticipated, the Company intends to manufacture more of its products utilizing the Chinese manufacturer. In the event that there is an unforeseen disruption at the Guadalajara production plant or with the Chinese manufacturer, such disruption may have an adverse effect on the Company's ability to deliver its products and may adversely affect the Company's financial operations.

      Further, the Guadalajara, Mexico facility conducts its financial operations using the Mexican peso. Therefore, due to financial conditions beyond the control of the Company, the Company is subject to monetary fluctuations between the U.S. dollar and Mexican peso. During fiscal 1996, the Company lost $7,082 as a result of fluctuations in the value of the Mexican peso against the dollar.

CERTAIN CONSIDERATIONS

      In addition  to  the  other  information  presented  in  this report, the following should be considered carefully in evaluating the Company and its business. This report contains various forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and elsewhere in this report.

CUSTOMER CONCENTRATION

      For the fiscal year ended December 31, 1996, one OEM accounted for 17.9% of the Company's total revenues, and for the fiscal year ended December 31, 1995, three OEMs accounted for 18% in the aggregate of total revenues. The one OEM account which accounted for 17.9% of the Company's total revenues for the fiscal year ended December 31, 1996 substantially contributed to the Company's increase in revenues for such period. In December 1996, this OEM indicated that after the second quarter of 1997 it will no longer purchase power supplies from the Company. The Company anticipates that increased purchases from its other OEM customers will compensate for the loss of this customer. However, no assurances can be given that this will occur. The loss of any other major OEM customers would likely have an adverse effect on the Company's revenues. See "Management's Discussion and Analysis or Plan of Operation".

DEPENDENCE ON COMPUTER AND OTHER ELECTRONIC EQUIPMENT INDUSTRIES; CUSTOMERS' PRODUCT OBSOLESCENCE

      Substantially all of the Company's existing customers are in the computer and other electronic equipment industries and produce products which are subject to rapid technological change, obsolescence, and large fluctuations in product demand. These industries are characterized by intense competition and a demand on OEMs serving these markets for increased product performance and lower product prices. Given this industry environment in which they operate, OEMs make similar demands on their suppliers, such as the Company, for increased product performance and lower product prices. Thus, in order to be successful, the Company must properly assess developments in the computer and other electronic equipment industries and identify product groups and customers with the potential for continued and future growth. Factors affecting the computer and other electronic equipment industries, in general, or any of the Company's major customers or their products, in particular, could have a material adverse effect on the Company's results of operations. In addition, the computer industry is inherently volatile. Recently, certain segments of the computer and other electronic industries have experienced a softening in demand for their products. Although this has not materially affected the Company's customers, in the event that it affects all segments of the computer and other electronic industries, the growth of the Company could be adversely affected.

DEPENDENCE ON GUADALAJARA, MEXICO FACILITY; FOREIGN CURRENCY FLUCTUATIONS

      The Company produces substantially all of its products at its facility located in Guadalajara, Mexico. The products are then delivered to Fremont, California for testing and distribution. The Company believes that it has a good working relationship with its employees in Guadalajara, Mexico and has recently signed a five-year contract with the union representing the employees. Recently, the Company has entered into a "turnkey" manufacturing contract with a manufacturer located in China to produce its products in an attempt to reduce its dependence on its Mexican facility. At this time the purchase of products from the manufacturer located in China is minimal and requires advance scheduling which affects the Company's ability to produce products quickly. However, if the Company's revenues grow as anticipated, the Company intends to manufacture more of its products utilizing the Chinese manufacturer. In the event that there is an unforeseen disruption at the Guadalajara production plant or with the Chinese manufacturer, such disruption may have an adverse effect on the Company's ability to deliver its products and may adversely affect the Company's financial operations.

COMPETITION

      The design, manufacture, and sale of power supplies is a highly competitive industry. The Company's competition includes approximately 400 companies located throughout the world, some of whom have advantages over the Company in terms of labor and component costs, and some of whom may offer products comparable in quality to those of the Company. If the Company continues to be successful in increasing its revenues, other competitors may notice and increase competition for the Company's customers. The Company also faces competition from current and prospective customers who may decide to design and manufacture internally the power supplies needed for their products. To remain competitive, management believes that the Company must continue to compete favorably on the basis of value by providing advanced manufacturing technology, offering superior customer service and design engineering services, continuously improving quality and reliability levels, and offering flexible and reliable delivery schedules. There can be no assurance that the Company will continue to compete successfully in this market.

DEPENDENCE UPON KEY PERSONNEL; NEED TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL

      The Company's performance is substantially dependent on the performance of its executive officers and key personnel, and on its ability to retain and motivate such personnel. The loss of any of the Company's key personnel, particularly Robert O. Smith, could have a material adverse effect on the Company's business, financial condition, and operating results. The Company has "key person" life insurance policies on Mr. Smith in the aggregate amount of $2 million. The Company also has an employment agreement with Mr. Smith.

      The Company's future success also depends on its continuing ability to identify, hire, train, and retain other highly-qualified creative, technical, and managerial personnel. Competition for highly-qualified personnel is intense. There can be no assurance that the Company will be successful in attracting, assimilating, and retaining such personnel, and the failure to do so could have a material adverse effect on the Company's business, financial condition, and operating results. Moreover, in the event of the loss of any such personnel, there can be no assurance that the Company would be able to prevent the unauthorized disclosure or use of its proprietary technology, practices, procedures, or customer lists.

DEPENDENCE ON SUPPLIERS

      In order to reduce dependence on any one supplier, the Company attempts to obtain two suppliers for each component of its products. However, for two line transformers in three of its products, the Company is dependent on single suppliers. Currently, these products account for approximately 7% of the
Company's total sales. Although the Company will seek to find other manufacturers of transformers for these three products, unanticipated shortages or delays in these parts may have an adverse effect on the Company's results of operations.

NO PATENTS

      The Company's products are not subject to any U.S. or foreign patents. The Company believes that because its products are being continually updated and revised, obtaining patents would not be beneficial. Therefore, there can be no assurance that other competitors or former employees will not obtain the Company's proprietary information and develop it.

ITEM 2.  DESCRIPTION OF PROPERTIES.

      The Company's headquarters are located in approximately 9,500 square feet of leased office, research and development space in Fremont, California. The Company pays $5,890 per month, subject to adjustment, and the lease expires on January 31, 2001. The Company's manufacturing facility is located in 16,000 square feet of leased space in Guadalajara, Mexico. The Company pays approximately $3,500 per month, subject to adjustment, and the lease expires in February, 2001. The Company believes that its existing facilities are adequate for the foreseeable future and has no plans to expand them.

ITEM 3.  LEGAL PROCEEDINGS.

      Neither Digital Power nor its subsidiary was involved in any legal proceedings, nor is any property of Digital Power the subject of any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not Applicable

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(A) COMPARATIVE MARKET PRICES

      As of December 16, 1996, Digital Power's common stock and Redeemable Common Stock Purchase Warrants ("Warrants") were listed and traded on The NASDAQ SmallCap Market under the symbols "DPWR" and "DPWRW", respectively. On February 13, 1997, Digital Power's common stock was listed and traded on the American Stock Exchange ("AMEX") under the symbol "DPW". The following tables set forth the high and low closing sale prices, as reported by NASDAQ, for Digital Power's common stock and Warrants for the last quarter of 1996.

                                 COMMON STOCK

PERIOD                                    LOW         HIGH

Quarter ending December 31, 1996          $4.00       $6.00



                   REDEEMABLE COMMON STOCK PURCHASE WARRANTS

PERIOD                                    LOW         HIGH

Quarter ending December 31, 1996          $0.125      $2.25

(B) HOLDERS

      As of March 25, 1997, there were 2,520,775 shares of Digital Power common stock outstanding, held by 504 holders of record. As of the same date, there were 775,000 warrants, with 104 holders of record.

(C) DIVIDENDS

      The Company has not declared or paid any cash dividends since its inception. The Company currently intends to retain future earnings for use in the operation and expansion of the business. The Company does not intend to pay any cash dividends in the foreseeable future. The declaration of dividends in the future will be at the discretion of the Board of Directors and will depend upon the earnings, capital requirements, and financial position of the Company.

      On May 31, 1996, the Company issued a stock dividend in the form of Common Stock valued at $1.80 per share on the cumulative accrued but unpaid dividends on the Series A Preferred Stock. Since such stock dividend, all of the Series A Preferred Stock has been converted into Common Stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

      The Company designs, develops, manufactures, and markets electronic power supplies for use in converting electric power into a form suitable for the operation of electronic circuitry. Revenues are generated from the sale of the Company's power supplies to OEMs in the computer and other electronic equipment industries.

RESULTS OF OPERATIONS

      The table below sets forth certain statements of operations data as a percentage of revenues for the years ended December 31, 1996 and 1995.

                                                  YEARS ENDED DECEMBER 31
                                                  -----------------------

                                                   1996            1995
                                                  -----           -----
Revenues                                           100%            100%
Cost of goods sold                                71.97           74.66
                                                  -----           -----
Gross margin                                      28.03           25.34

Selling, general and administrative                9.20           10.30
Engineering and product development                4.55            4.80
                                                  -----           -----
Total operating expense                           13.75           15.10
                                                  -----           -----
Operating income                                  14.28           10.24
Net interest expense                               1.06            1.16
Translation loss                                    .05             .85
                                                  -----           -----
Income before income taxes                        13.17            8.23

Provision (Benefit) for Income taxes               4.79           (2.76)
                                                   ----           -----
Net Income                                         8.38%          10.99%
                                                   ====           =====
Net Income applicable to common shareholders       8.10%          10.09%


      The following discussion and analysis should be read in connection with the Company's Consolidated Financial Statements and the notes thereto and other financial information included elsewhere in this report.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

REVENUES

      Revenues for the fiscal year ended December 31, 1996 increased by $3,797,506 or 37.8%, over the fiscal year ended December 31, 1995. This increase in revenues was due primarily to substantially increased sales to a single OEM and, to a lesser extent, to increased sales to the Company's 28 stocking distributors. The majority of this increase, $2,315,553 (61%) was due to increased sales to OEMs. Distributor sales accounted for $1,002,400 (26.4%) of the increase and the balance of $479,553 (12.6%) was generated by the Company's private label customers.

      As stated above, for the year ended December 31, 1996, one OEM accounted for 17.9% of the Company's total revenues, and for the year ended December 31, 1995, three OEMs accounted for 18% in the aggregate of total revenues. The one OEM account which accounted for 17.9% of the Company's total revenues for the year ended December 31, 1996, substantially contributed to the Company's increase in revenues for such period. During the latter part of 1996, this OEM decreased the number of power supplies it purchased from the Company. Further, this OEM indicated that it will require a higher wattage power supply for its new products and that the OEM intends to use a power supply manufacturer other than Digital to manufacture such new higher wattage power supply. Management believes that this OEM will cease purchasing power supplies from the Company after the second quarter of 1997. The Company is seeking to design a new higher wattage power supply to satisfy the needs of this OEM. Further, the Company believes that increased sales to new and other existing OEM customers will offset the loss in sales to the OEM. No assurance can be given, however, that even if the Company is able to design a new higher wattage power supply that satisfies the needs of the OEM, that it will purchase such power supply from the Company, or that the Company will be able increase sales of power supplies to other OEMs to offset the loss in sales.

GROSS MARGINS

      Gross margins were 28.03% for the fiscal year ended December 31, 1996 compared to 25.34% for the fiscal year ended December 31, 1995. This improvement in gross margins can primarily be attributed to greater capacity utilization as fixed overhead costs declined on a per unit basis.

SELLING, GENERAL AND ADMINISTRATIVE

      Selling, general and administrative expenses increased by $238,295, from $1,033,828 for the fiscal year ended December 31, 1995, to $1,272,123 for the fiscal year ended December 31, 1996. The increase primarily related to one-time bonuses to certain employees which increased employee compensation expense. As a percentage of revenues, however, selling, general and administrative expenses decreased from 10.3% for the year ended December 31, 1995 to 9.2% for the year ended December 31, 1996, since the increase in revenues during this period was much greater than the increase in selling, general and administrative expenses.

ENGINEERING AND PRODUCT DEVELOPMENT

      Engineering and product development expenses were 4.55% of revenues for the year ended December 31, 1996, and 4.80% of revenues for the year ended December 31, 1995. This slight decrease as a percentage of revenues was due to a greater increase in revenues than the increase in engineering and product development expenses.

INTEREST EXPENSE

      Net interest expense was 1.06% of revenues for the year ended December 31, 1996 and 1.16% of revenues for the year ended December 31, 1995. This decrease was primarily due to a lower interest rate on the Company's line of credit and increased interest income with respect to the proceeds of the public offering. Interest expense relates primarily to the Company's line of credit and two equipment term loans with San Jose National Bank. The two term loans in the aggregate principal amount of $170,000, and the line of credit, are secured by the Company's accounts receivables and the Company's assets. Proceeds from the two term loans were used to acquire equipment, and proceeds from the line of credit were used for working capital.

TRANSLATION LOSS

      The primary currency of the Company's subsidiary, Poder Digital, is the Mexican peso. During 1996, the Company experienced a translation loss of $7,082 related to Poder Digital's operations using Mexican pesos, compared with a translation loss of $85,258 in 1995.

INCOME BEFORE INCOME TAXES

      Income before income taxes increased by $996,150, from $826,484 during 1995, to $1,822,634 in 1996. This substantial increase was primarily due to the increase in revenues from the sale of the Company's power supplies.

INCOME TAX

      The Company's income tax expense was 4.79% of revenues for the year ended December 31, 1996, and -2.76% of revenues for the year ended December 31, 1995 (the Company had a tax benefit in 1995). Through December 31, 1995, the Company had net operating loss tax carry-forwards (NOLs) which resulted in minimal federal tax liability for the Company in 1995. During the second quarter of fiscal 1996, the Company began providing for federal and state tax liability at an estimated average annual rate of 40%.

NET INCOME

      Net income was $1,158,834 in 1996 and $1,103,884 in 1995, an increase of $54,950, or 5.0%. During the fourth quarter of 1995, the Company recognized a $277,400 tax benefit due to its prior net operating loss. Excluding the tax benefit of $277,400, net income for 1995 would have been $826,484. Net income applicable to common shareholders for the years ended December 31, 1996 and 1995 was $1,120,765 and $1,012,518, respectively. The difference between net income and net income applicable to common shareholders is due to cumulative dividends on the Company's Series A Preferred Stock amounting to $91,366 per year. During 1996, all of the outstanding Series A Preferred Stock was converted to common stock.

      The Company does not believe that its business is seasonal.

LIQUIDITY AND CAPITAL RESOURCES

      Through December 31, 1996, the Company funded its operations primarily through revenues generated from operations, and its $1.5 million line of credit with San Jose National Bank. As of December 31, 1996 and December 31, 1995, the Company's working capital was $4,476,555 and $2,211,358, respectively. The substantial increase in working capital for the year ended December 31, 1996 reflects proceeds from the sale of common stock and Warrants in connection with the Company's initial public offering completed in December 1996. Proceeds from the offering, which amounted to $2,276,905, were used to pay off certain loans and to pay down the Company's line of credit. Payments on the loans and line of credit during the first part of 1997 totalled $1,483,401. The remaining proceeds will be used for working capital. On January 6, 1997, the underwriter in connection with the Company's initial public offering exercised its overallotment option and purchased an additional 150,000 shares of common stock and 75,000 warrants, and the Company received an additional $530,156 in proceeds as a result.

      Cash provided by operating activities for the Company totalled $559,016 during fiscal 1996 as compared to cash provided by operating activities of $319,035 during fiscal 1995. The increase in cash provided by operating activities was due primarily to the increase in net income. Cash used in investing activities in each of fiscal 1996 and fiscal 1995 consisted of expenditures for production and testing equipment of $408,213 and $254,530, respectively. During fiscal 1995, cash used in investing activities included the purchase of a temporary investment of $100,000. Expenditures for equipment were the direct result of increasing business operations. Cash provided by financing activities consisted of borrowings (including advances under the

Company's revolving line of credit) of $12,580,000 and $9,542,788 during fiscal 1996 and fiscal 1995, respectively, net of $12,345,207 and $9,346,200 in note and line of credit payments during fiscal 1996 and fiscal 1995, respectively.

      For the past two fiscal years up until December 1996, the Company had relied on cash flows from operations supplemented by bank borrowings to finance working capital and capital improvements. The Company's bank borrowings consist of a $120,000 promissory note bearing interest at 10% per annum and due December 8, 1998, a $50,000 promissory note bearing interest at 10.5% per annum and due May, 1999, and a $1.5 million line of credit bearing interest at prime plus 1% and due October 15, 1997. Proceeds from the promissory notes were used to acquire equipment, and the line of credit is used to supplement the Company's working capital. The promissory notes and line of credit are secured by substantially all of the Company's assets. The Company does not anticipate any material capital expenditures during 1997. As of December 31, 1996 and December 31, 1995, the Company's bank borrowings totalled $1,783,938 and $1,044,145, respectively.

      The Company is a guarantor of a $500,000 term loan granted to the Company's employee stock ownership plan ("ESOP"). The $500,000 term loan is included in the total amount of the Company's bank borrowings as of December 31, 1996 stated in the preceding paragraph. The $500,000 is due in June 2001 and bears interest at 10.5% per annum. Proceeds from the loan were used to acquire the Company's common stock by the ESOP. Principal and interest on the loan will be paid by the ESOP through contributions made by the Company to the ESOP in the amount of approximately $10,750 per month. This amount will be a monthly deduction against revenues through June 2001.

      For fiscal year 1997, the Company intends to upgrade its telecommunications system to improve communication with its Guadalajara facility. It is anticipated that the system will cost approximately $100,000 and will be paid out of the Company's working capital. No other material expenditures are anticipated during 1997.

ITEM 7.  FINANCIAL STATEMENTS.

      The financial statements of the Company, including the notes thereto and report of the independent auditors thereon, are attached hereto as exhibits following page number 19.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      In June 1996, the Company decided to retain Hein + Associates LLP as the Company's independent accountants and dismissed Villanueva, Purcell & Co., the Company's former accountants. The decision to change independent accountants was ratified and approved by the Company's Board of Directors in June 1996. During the relationship between the Company and Villanueva, Purcell & Co., there were no disagreements regarding any matters with respect to accounting principles or practices, financial statement disclosure, or audit scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants, would have caused Villanueva, Purcell & Co. to make reference to the subject matter of the disagreement in connection with its report. Prior to retaining Hein + Associates LLP, the Company had not consulted with Hein + Associates LLP regarding accounting principles.

                                   PART III

ITEM  9.   DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND   CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT.

      The information required by this item is incorporated by reference to the Company's definitive Proxy Statement for the annual meeting of stockholders under the captions "Election of Directors," "Further Information Concerning the Board of Directors," and "Section 16(a) Information." The Proxy Statement will be filed within 120 days of the Company's fiscal year end.

ITEM 10.  EXECUTIVE COMPENSATION.

      The information required by this item is incorporated by reference to the Company's definitive Proxy Statement for the annual meeting of stockholders under the caption "Executive Compensation." The Proxy Statement will be filed within 120 days of the Company's fiscal year end.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information required by this item is incorporated by reference to the Company's definitive Proxy Statement for the annual meeting of stockholders under the caption "Principal Stockholders." The Proxy Statement will be filed within 120 days of the Company's fiscal year end.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required by this item is incorporated by reference to the Company's definitive Proxy Statement for the annual meeting of stockholders under the caption "Certain Relationships and Related Transactions." The Proxy Statement will be filed within 120 days of the Company's fiscal year end.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)   EXHIBITS

3.1   Amended and Restated Articles of Incorporation of Digital Power
      Corporation*
3.2   Amendment to Articles of Incorporation*
3.3   Bylaws of Digital Power Corporation*
4.1   Specimen Common Stock Certificate**
4.2   Specimen Warrant*
4.3   Representative's Warrant*
10.1  Revolving Credit Facility with San Jose National Bank*
10.2  KDK Contract*
10.3  Agreement with Fortron/Source Corp.*
10.4  Employment Agreement With Robert O. Smith**
10.5  1996 Stock Option Plan*
11.1  Statement Regarding Computation of Per Share Earnings
16.1  Letter on Changes in Certifying Accountants*
21.1  List of Subsidiaries of Issuer*

* Previously filed with Commission on October 16, 1996 to the Company's Registration Statement on Form SB-2.
** Previously filed with Commission on December 3, 1996 to the Company's Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2.


(B)   REPORTS ON FORM 8-K

Not applicable.

                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on by the undersigned, thereunto duly authorized.

                                          DIGITAL POWER CORPORATION,
                                          A CALIFORNIA CORPORATION


                                          ROBERT O. SMITH

                                          Robert O. Smith,
                                          Chief Executive Officer



      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                                          DATE


ROBERT O. SMITH                                   March 31, 1997
Robert O. Smith, Chief Executive Officer
(Principal Executive Officer)


PHILIP G. SWANY                                   March 31, 1997
Philip G. Swany, Chief Financial Officer
(Principal Accounting and
Financial Officer)


EDWARD L. LAMMERDING                              March 31, 1997
Edward L. Lammerding,
Chairman of the Board


THOMAS W. O'NEIL                                  March 31, 1997
Thomas W. O'Neil, Jr., Director


PHILIP M. LEE                                     March 31, 1997
Philip M. Lee, Director


CLAUDE ADKINS                                     March 31, 1997
Claude Adkins, Director

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                   PAGE

Independent Auditor's Report........................................F-2

Consolidated Balance Sheet - December 31, 1996......................F-3

Consolidated Statements of Income - For the Years Ended
  December 31, 1996 and 1995........................................F-4

Consolidated Statement of Stockholders' Equity - For the Years
  Ended December 31, 1996 and 1995..................................F-5

Consolidated Statements of Cash Flows - For the Years Ended
  December 31, 1996 and 1995........................................F-6

Notes to Consolidated Financial Statements..........................F-8

                     INDEPENDENT AUDITOR'S REPORT






The Stockholders and Board of Directors
Digital Power Corporation and Subsidiary
Fremont, California



We have audited the accompanying consolidated balance sheet of Digital Power Corporation and Subsidiary as of December 31, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Power Corporation and Subsidiary as of December 31, 1996, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1996 in conformity with generally accepted accounting principles.






HEIN + ASSOCIATES LLP
Certified Public Accountants



Orange, California
March 7, 1997

               DIGITAL POWER CORPORATION AND SUBSIDIARY

                      CONSOLIDATED BALANCE SHEET


                                                           DECEMBER 31, 1996
                                                           -----------------
                        ASSETS
CURRENT ASSETS:
  Cash                                                        $  2,955,298
  Accounts receivable - trade, net of
      allowance for doubtful accounts of
      $170,000                                                   2,439,523
  Other receivables                                                150,122
  Inventory, net                                                 2,832,329
  Prepaid expenses and deposits                                     28,735
  Deferred income taxes                                             53,000
                                                              ------------
      Total current assets                                       8,459,007

PROPERTY AND EQUIPMENT, net                                        653,355

DEPOSITS                                                            17,428
                                                              ------------
TOTAL ASSETS                                                  $  9,129,790
                                                              ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                           $  1,347,463
  Current portion of capital lease obligations                      13,406
  Accounts payable                                               1,420,769
  Accrued liabilities                                            1,200,814
                                                              ------------
      Total current liabilities                                  3,982,452

LONG-TERM DEBT, less current portion                               446,475

OBLIGATIONS UNDER CAPITAL LEASE, less current portion               18,201
                                                              ------------
      Total liabilities                                          4,447,128
                                                              ------------
COMMITMENTS AND CONTINGENCIES (Notes 6, 7 and 9)                         -

STOCKHOLDERS' EQUITY:
  Series A cumulative redeemable convertible
    preferred stock, no par value, 2,000,000 shares
    authorized, no shares issued and outstanding                         -
  Common stock, no par value, 10,000,000 shares
    authorized, 2,363,275 shares issued and outstanding          7,766,645
  Warrants                                                          66,875
  Accumulated deficit                                           (2,689,730)
  Unearned employee stock ownership plan shares                   (461,128)
                                                              ------------
      Total stockholders' equity                                 4,682,662
                                                              ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  9,129,790
                                                              ============




SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

               DIGITAL POWER CORPORATION AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF INCOME


                                                    FOR THE YEARS ENDED
                                                        DECEMBER 31,
                                                    -------------------
                                                1996                    1995
                                           ------------           ------------

REVENUES                                   $ 13,835,008           $ 10,037,502
COST OF GOODS SOLD                            9,956,763              7,494,427
                                           ------------           ------------
  Gross Margin                                3,878,245              2,543,075
                                           ------------           ------------
OPERATING EXPENSES:
  Engineering and product development           630,079                481,475
  Marketing and selling                         497,345                452,654
  General and administrative                    774,778                581,174
                                           ------------           ------------
      Total operating expenses                1,902,202              1,515,303
                                           ------------           ------------
INCOME FROM OPERATIONS                        1,976,043              1,027,772
                                           ------------           ------------

OTHER INCOME (EXPENSE):
  Interest income                                13,785                  3,116
  Interest expense                             (160,112)              (119,146)
  Translation loss                               (7,082)               (85,258)
                                           ------------           ------------
      Other income (expense)                   (153,409)              (201,288)
                                           ------------           ------------
INCOME BEFORE INCOME TAXES                    1,822,634                826,484
PROVISION (BENEFIT) FOR INCOME TAXES            663,800               (277,400)
                                           ------------           ------------
NET INCOME                                 $  1,158,834           $  1,103,884
                                           ============           ============
NET INCOME APPLICABLE TO COMMON
   SHAREHOLDERS                            $  1,120,765           $  1,012,518
                                           ============           ============
NET INCOME PER COMMON SHARE:
  Primary                                  $        .66           $       0.80
                                           ============           ============
  Fully diluted                            $        .62           $       0.66
                                           ============           ============
WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                1,691,136              1,258,858
                                           ============            ===========




SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                         DIGITAL POWER CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY




                                                                                                           UNEARNED
                                                                                                           EMPLOYEE
                                 PREFERRED STOCK            COMMON STOCK                                     STOCK        TOTAL
                                                                                            ACCUMULATED   OWNERSHIP   STOCKHOLDERS'
                               SHARES      AMOUNT       SHARES      AMOUNT      WARRANTS      DEFICIT         PLAN        EQUITY
                           ------------ ----------- ------------ -----------  ------------ -------------   ---------- ------------

BALANCES, January 1, 1995       415,302 $   747,569      963,722 $ 4,398,322   $        -  $ (4,563,194)   $           $   582,697
  Net income                          -           -            -           -            -     1,103,884             -    1,103,884
                             ---------- -----------   ---------- -----------   ----------   ------------   ----------  -----------
BALANCES, December 31, 1995     415,302     747,569      963,722   4,398,322            -    (3,459,310)            -    1,686,581

  Net income                          -           -            -           -            -     1,158,834             -    1,158,834
  Dividend on preferred
     stock                            -           -      216,229     389,213            -      (389,254)            -          (41)
  Conversion of preferred
     stock                     (415,302)   (747,569)     415,302     747,569            -              -            -            -
  Exercise of stock
     options                          -           -       18,022       9,011            -              -            -        9,011
  ESOP loan and shares
     purchased                        -           -            -           -            -              -     (500,000)    (500,000)
  Contribution to the ESOP            -           -            -           -            -              -       38,872       38,872
  Compensation costs recognized
     upon issuance of warrants        -           -            -           -       12,500              -            -       12,500
  Sale of common stock and
     warrants, net of expenses        -           -      750,000   2,222,530       54,375              -            -     2,276,905

                           ------------ ----------- ------------ ----------- ------------   ------------ ------------   -----------
BALANCES, December 31, 1996          -  $         -    2,363,275 $ 7,766,645 $     66,875  $ (2,689,730) $  (461,128)   $ 4,682,662
                           ============ =========== ============ =========== ============= ============= ============  ============




SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

               DIGITAL POWER CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    FOR THE YEARS ENDED
                                                         DECEMBER 31,
                                                    -------------------
                                               1996                    1995
                                           ------------           ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                               $  1,158,834           $  1,103,884
                                           ------------           ------------
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
      Depreciation and amortization             112,538                 70,140
      Deferred income taxes                     326,856               (374,689)
      Warranty expense                           75,000                 30,000
      Inventory reserve                         (50,000)               195,000
      Contribution to ESOP                       38,872                      -
      Bad debt expense                           50,000                 55,000
      Compensation costs recognized
         upon issuance of warrants               12,500                      -
      Foreign currency translation
         adjustment                               7,082                 85,258
  Changes in operating assets and
    liabilities:
      Accounts receivable                      (873,026)              (465,047)
      Other receivables                         (92,264)               (39,855)
      Inventory                              (1,225,103)              (594,983)
      Prepaid expenses                             (943)               (17,879)
      Other assets                                  936                      -
      Accounts payable                          289,183                266,721
      Other accrued liabilities                 728,551                  5,485
                                           ------------           ------------
  Net adjustments                              (599,818)              (784,849)
                                           ------------           ------------
  Net cash provided by operating
    activities                                  559,016                319,035
                                           ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment          (408,213)              (254,530)
  Sale of temporary investment                  100,000                      -
                                           ------------           ------------
    Net cash used in investing activities      (308,213)              (254,530)
                                           ------------           ------------


                                  (Continued)

                   DIGITAL POWER CORPORATION AND SUBSIDIARY

                                                      FOR THE YEARS ENDED
                                                          DECEMBER 31,
                                                      -------------------
                                                   1996                 1995
                                             -------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock
    and warrants                                 2,276,905                  -
  Proceeds from exercise of stock options            9,011                  -
  Payments of preferred stock dividend                 (41)                 -
  Proceeds from notes payable                       50,000            120,000
  Principal payments on notes payable              (83,392)            (1,276)
  Principal payments on capital lease
    obligations                                    (12,008)            (9,054)
  Payment of debenture                              (5,000)                 -
  Proceeds from line of credit                  12,530,000          9,422,788
  Principal payments on line of credit         (12,256,815)        (9,344,924)
                                              ------------        ------------
    Net cash provided by financing
        activities                               2,508,660            187,534
                                              ------------        -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH             (7,082)           (85,258)
                                              ------------        ------------
NET INCREASE IN CASH                             2,752,381            166,781
CASH AND CASH EQUIVALENTS, beginning of period     202,917             36,136
                                              ------------       ------------
CASH AND CASH EQUIVALENTS, end of period      $  2,955,298       $    202,917
                                              ============       ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash payments for:
    Interest                                  $   152,716         $   121,931
                                              ===========         ===========
   Income taxes                               $   171,214         $   55,803
                                              ===========         ==========
 Non-cash investing and financing
    transactions:
   Property and equipment acquired with
    capital lease                           $         -            $   10,779
                                            ===========            ==========
   Conversion of preferred stock to
     common stock                           $   747,569            $        -
                                            ===========            ==========
   Preferred stock dividend of common
     stock                                  $   389,213            $        -
                                            ===========            ==========
   Notes payable for unearned employee
     stock ownership plan shares            $   500,000             $       -
                                            ===========             =========



SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

               DIGITAL POWER CORPORATION AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.   NATURE OF OPERATIONS:

     Digital Power Corporation ("DPC"), and its wholly owned subsidiary Poder Digital, S.A. de C.V. ("PD") which is located in Guadalajara, Mexico, (collectively referred to as the "Company") are engaged in the design, manufacture and sale of switching power supplies.


2.   SIGNIFICANT ACCOUNTING POLICIES:

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

     STATEMENT OF CASH FLOWS - For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     INVENTORY - Inventory is stated at the lower of cost (first-in, first-out) or market.

     PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation of equipment and furniture is calculated using the straight-line method over the estimated useful lives (ranging from 5 to 10 years) of the respective assets. Leasehold improvements are amortized over the shorter of the estimated useful life or the term of the lease. The cost of normal maintenance and repairs is charged to operating expense as incurred. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of fixed assets sold, or otherwise disposed of, and the related accumulated depreciation or amortization are removed from the accounts, and any gains or losses are reflected in current operations.

     INCOME TAXES - The Company accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

               DIGITAL POWER CORPORATION AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     REVENUE RECOGNITION - Sales revenue is recognized when the products are shipped to customers, including distributors. Customers receive a one or two year product warranty and sales to distributors are subject to a right of return. The Company provides a reserve for estimated warranty costs and a reserve for estimated product returns.

     FOREIGN CURRENCY TRANSLATION - Gains and losses from the effects of exchange rate fluctuations on transactions denominated in foreign currencies are included in results of operations. Assets and liabilities of the Company's foreign subsidiary are translated into U.S. dollars at period-end exchange rates, and their revenues and expenses are translated at average exchange rates for the period.

     NET INCOME PER COMMON SHARE - Net income per common share is calculated upon net income applicable to common shareholders, which represents net income adjusted for cumulative preferred dividends applicable to the period.

     The weighted average common shares is based upon actual common stock and common stock equivalents outstanding. Additionally, common stock equivalents issued during the prior year at less than the $4.00 initial public offering price have been included for all periods presented in the computation using the "treasury stock method" and the public offering price.

     Fully diluted net income per common share is computed using the "if converted" method for preferred stock.

     ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. The actual results could differ from those estimates.

     The Company's financial statements are based upon a number of significant estimates, including the allowance for doubtful accounts, technological obsolescence of inventories, the estimated useful lives selected for property and equipment, realizability of deferred tax assets, allowance for sales returns, and warranty reserve. Due to the uncertainties inherent in the estimation process, it is at least reasonably possible that these estimates will be further revised in the near term and such revisions could be material.

               DIGITAL POWER CORPORATION AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):


     IMPAIRMENT OF LONG-LIVED ASSETS - In the event that facts and circumstances indicate that the cost of assets or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

     STOCK-BASED COMPENSATION - In October, 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation" (FAS 123) which the Company adopted January 1, 1996. FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. The Company has elected not to adopt the fair value accounting prescribed by FAS 123 for employees, but is subject to the disclosure requirements prescribed by FAS 123.

     CONCENTRATIONS OF CREDIT RISK - Credit Risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or groups of counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions. In accordance with FAS
     Statement  No.  105,  DISCLOSURE   OF   INFORMATION   ABOUT  FINANCIAL
     INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK, the credit risk amounts shown in Note 10 do not take into account the value of any collateral or security.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The estimated fair values for financial instruments under FAS Statement No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Company's financial instruments, which includes all cash, accounts receivables, accounts payable, long-term debt, and other debt, approximates the carrying value in the consolidated financial statements at December 31, 1996.

               DIGITAL POWER CORPORATION AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     IMPACT OF RECENTLY ISSUED STANDARDS - In February 1997, the Financial Accounting Standards Board issued a new statement titled "Earnings per Share" ("FAS 128"). The new statement is effective for both interim and annual periods ending after December 15, 1997. FAS 128 replaces the presentation of primary and fully diluted earnings per share with the presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company has not calculated the impact, if any, of adopting FAS 128.

3.   INVENTORY:

     Inventory consists of the following as of December 31, 1996:

     Raw Materials                                 $  2,110,678
     Work-in-process                                    886,790
     Finished goods                                     184,861
                                                   ------------
                                                      3,182,329
     Allowance for obsolescence                        (350,000)
                                                   ------------
                                                   $  2,832,329
                                                   ============

4.   PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following at December 31, 1996:

     Machinery and equipment                       $  1,166,915
     Office equipment and furniture                     392,588
     Leasehold improvements                             146,520
     Transportation equipment                             3,168
                                                   ------------
                                                      1,709,191
     Accumulated depreciation                        (1,055,836)
                                                   ------------
                                                   $    653,355
                                                   ============

     Depreciation and amortization expense for property and equipment charged to operations for the years ended December 31, 1996 and 1995 was $112,538 and $70,140, respectively.

               DIGITAL POWER CORPORATION AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   ACCRUED LIABILITIES:

     At December 31, 1996, accrued liabilities consists of the following:

     Accrued payroll benefits                       $    305,382
     Accrued commissions and royalties                    88,920
     Accrued warranty and product returns expense        335,000
     Accrued income taxes                                255,281
     Other                                               216,213
                                                    ------------
                                                    $  1,200,814
                                                    ============

6.   LONG-TERM DEBT:

     Long-term debt consists of the following as of December 31, 1996:

     Revolving line of credit agreement provides for
     borrowings up to 80% of eligible accounts
     receivable not to exceed $1,500,000; bears
     interest at the bank's prime rate (8.25% at
     December 31, 1996) plus one percent.  Matures
     October 1997.  Collateralized by substantially
     all assets of DPC.                                            $ 1,197,330

     Unsecured note payable, due on demand, interest
     at 12%.                                                            10,000

     Note payable, due in monthly installments of
     $3,881 including interest at 10% through December
     1998.  Collateralized by substantially all assets
     of DPC.                                                            83,986

     Note payable, due in monthly installments of
     $1,629 including interest at 10.50% through May
     1999.  Collateralized by substantially all assets
     of DPC.                                                            41,494

     Employee stock ownership plan loan                                461,128
     See Note 11                                                  ------------
                                                                     1,793,938
     Less current portion                                           (1,347,463)
                                                                  ------------
                                                                  $    446,475
                                                                  ============

               DIGITAL POWER CORPORATION AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   LONG-TERM DEBT (CONTINUED):

     Aggregate maturities of long-term debt are due as follows:

           YEARS ENDING
           DECEMBER 31,                        AMOUNT
           ------------                    ------------
              1997                         $  1,347,463
              1998                              155,580
              1999                              112,222
              2000                              115,901
              2001                               62,772
                                           ------------
                                           $  1,793,938
                                           ============

     Under the terms of the revolving line of credit agreement the Company is required to maintain working capital of not less than $800,000, a debt to worth ratio less than 2.5 to 1, and a minimum tangible net worth of not less than $1,500,000. As of December 31, 1996, the Company was in compliance with all terms of the revolving line of credit agreement.


7.   CAPITAL LEASE OBLIGATIONS:

     The Company leases certain equipment under agreements classified as capital leases. The cost of the equipment related to the leases is $57,147 and accumulated depreciation amounts to $26,387 at December 31, 1996.


     Following is a schedule of future minimum lease payments under capital leases at December 31, 1996:

           YEARS ENDING DECEMBER 31,                              AMOUNT
           -------------------------                          -----------
                1997                                          $    16,698
                1998                                               14,689
                1999                                                5,282
                                                              -----------
                Total future minimum lease payments                36,669
                   Less amount representing interest               (5,062)
                                                              -----------
                Present value of net minimum lease payments        31,607
                   Less current portion                           (13,406)
                                                              -----------
                                                              $    18,201
                                                              ===========

               DIGITAL POWER CORPORATION AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8.   STOCKHOLDERS' EQUITY:

                             COMMON STOCK

     In December, 1996, the Company completed a public offering of 750,000 shares of its common stock along with 500,000 warrants, at a public offering price of $4.00 per share and $.125 per warrant.

     As part of the public offering, the underwriter was allocated an additional 150,000 shares at $4.00 per share and 75,000 warrants at
     $.125 per warrant to cover over-allotments,  if  any.   On  January 8,
     1997, the underwriter exercised and sold these over allotment shares and warrants for net proceeds of $530,156.

                            PREFERRED STOCK

     The preferred stock has one series authorized, 500,000 shares of Series A cumulative redeemable convertible preferred stock ("Series A"), and an additional 1,500,000 shares of preferred stock has been authorized, but the rights, preferences, privileges and restrictions on these shares has not been determined. DPC's Board of Directors is authorized to create new series of preferred stock and fix the number of shares as well as the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred stock.

     On May 31, 1996, all of the 415,302 issued and outstanding shares of Series A Preferred Stock were converted into 415,302 shares of common stock at the statutory rate of $1.80 per share. Additionally, the Company declared a dividend on the Series A preferred stock for all unpaid dividends through the conversion date and issued an aggregate of 216,229 shares of common stock.

     The holders of Series A were entitled to one vote for each share of common stock into which the Series A could be converted, and vote together with the common shareholders as a single class. Dividends on Series A were at an annual rate of $.22 per share and were cumulative from the date of issuance, and were required to be paid prior to dividends on common stock.

     Shares of Series A were convertible into common stock at any time at the option of the holder at a rate of one share of common stock for each share of Series A. The conversion rate was subject to adjustment under certain circumstances.

     In the event of a liquidation, dissolution, or winding up of the Company, Series A holders were entitled to receive a liquidation preference of $1.80 per share of Series A plus all dividends in arrears.

               DIGITAL POWER CORPORATION AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8.   STOCKHOLDERS' EQUITY (CONTINUED):


                             STOCK OPTIONS

     The Company has issued non-qualified options covering 104,922 shares exercisable at $.50 per share. Upon issuance, the Company recorded compensation expense for the difference between the exercise price and the fair market value of the underlying common stock of $1.80 per share. Such options expire in 2003. During the year ended December 31, 1996, 18,022 of such options were exercised.

     In May, 1993, the Company issued options to purchase 237,500 shares of its common stock at $1.80 per share. Such options are subject to a four year vesting plan. The exercise price of $1.80 per share approximated the fair market value at the date of grant.

     In May, 1996, the Company adopted the 1996 Stock Option Plan covering 513,000 shares. Under the plan, the Company can issue either incentive or non-statutory stock options. The price of the options granted pursuant to the plan will not be less than 100% of the fair market value of the shares on the date of grant. The board of directors will decide the vesting period of the options, if any, and no option will be exercisable after ten years from the date granted. Immediately thereafter, the Company issued options to purchase 275,500 shares of its common stock at $1.80 per share. Such options become 100% vested two years after issuance. The exercise price was based upon a letter from its investment banker as to the fair market value of such options based upon their terms, conditions and restrictions.

     The following table sets forth activity for all options:

                                                                EXERCISE PRICE
                                                  NUMBER           PER SHARE
                                                 --------       --------------
    OUTSTANDING, January 1, 1995, and
       December 31, 1995                         342,422          $.50 -$1.80
     GRANTED                                     275,500                 1.80
     FORFEITED                                    (2,500)                1.80
     EXERCISED                                   (18,022)                 .50
                                            ------------         ------------
     BALANCE, DECEMBER 31, 1996                  597,400         $.50 - $1.80
                                            ============         ============

     At December 31, 1996 and 1995 options to purchase 265,025 and 223,672 shares, respectively, were exercisable at prices ranging from $.50 to $1.80 per share. If not previously exercised, these options expire during the year ended December 31, 2003.

               DIGITAL POWER CORPORATION AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   STOCKHOLDERS' EQUITY (CONTINUED):

                               WARRANTS

     On August 19, 1996, the Company issued 200,000 common stock purchase warrants to certain Company directors and affiliates. Each warrant entitles the holder to purchase one share of common stock at $5.00 and expires three years after the effective date of the Company's initial public offering of securities. The Company recognized $12,500 in expense for past services rendered for the 100,000 warrants issued to affiliates.

                         PROFORMA INFORMATION

     As stated in Note 2, the Company has not adopted the fair value accounting prescribed by FAS 123 for employees. Had compensation cost for stock options or warrants issued to employees been determined based on the fair value at grant date for awards in 1996 consistent with the provisions of FAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

     Net Income                                            $  1,133,473
     Net Income per common share:
        Primary                                                     .65
        Fully diluted                                               .61

     The fair value of each option or warrant is estimated on the date of grant using the present value of the exercise price and is pro-rated based on the percent of time from the grant date to the end of the vesting period. The weighted average fair value of the options on the grant date was $1.50 per share. The following assumptions were used for grants in 1996: risk-free interest rate of 6.17%; expected lives of three years; dividend yield of 0%; and expected volatility of 0%.

9.   COMMITMENTS:
                                LEASES

     The Company leases office  space  in  California,  and a manufacturing
     facility  in  Guadalajara, Mexico under operating leases.   The  total
     future minimum lease payments are as follows:

         YEARS ENDING
         DECEMBER 31,                               AMOUNT
         ------------                            ----------
           1997                                  $  105,640
           1998                                     108,880
           1999                                     109,174
           2000                                     112,579
           Thereafter                                10,378
                                               ------------
                                                 $  446,651
                                               ============

               DIGITAL POWER CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   COMMITMENTS (CONTINUED):

     Lease payments on the manufacturing facility in Mexico are to be made in Mexican Pesos. The above schedule was prepared using the conversion rate in effect at December 31, 1996. Changes in the conversion rate will have an impact on the Company's required minimum payments and its operating results. Additionally, lease payments on the facility in Mexico will increase on an annual basis in proportion to the increase in the minimum wage in the Guadalajara, Mexico area.

     Rent  expense  was  $119,106   and   $116,699   for   1996  and  1995,
     respectively.

                           ROYALTY AGREEMENT

     The Company has a royalty agreement with a third party on various products, and any derivatives from the base design of these products. Commitments under this agreement are as follows:

           5% of first $20,000,000 in sales of these products 4% of next $25,000,000 in sales of these products 3% of next $33,333,333 in sales of these products 2% of next $50,000,000 in sales of these products 1% of next $100,000,000 in sales of these products

     As  of  December  31,  1996,  the  Company   had   sold  approximately
     $14,476,000 of product subject to this agreement.

     If the Company sells an additional $5,524,000 of these products after December 31, 1996, the Company is required to grant 100,000 shares of common stock to the third party in the royalty agreement. Due to changing market demand, the Company's management currently expects to replace these products with products it is in the process of designing, and Company's management believes the Company will therefore not have to grant the 100,000 shares of common stock.

     The Company sold approximately $847,000 and $1,453,000 of these products in 1996 and 1995, respectively, and had royalty expenses of approximately $42,300 and $72,600 for 1996 and 1995, respectively.

                         EMPLOYMENT AGREEMENT

     The Company has an employment contract with its President/CEO which terminates on December 31, 1999. Under the terms of the employment contract, he shall serve as president and chief executive officer of the Company and his salary shall be $150,000 per annum effective January 1, 1997, increasing in an amount to be determined by the employee and the Board such that he shall receive $200,000 per annum by January 1, 1999. In addition, pursuant to the contract, he shall have the right to receive on the first day of each January during the term of his contract options to acquire 100,000 shares of Common Stock at the lower of market value per share as of such date or the average per share bid price for the first 6 months beginning from the date of grant of the option. Finally, pursuant to the employment contract, in the event there is a change in control of the Company, the employee shall be granted a five year consulting contract at $200,000 per year.

               DIGITAL POWER CORPORATION AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. SIGNIFICANT CONCENTRATIONS OF CREDIT RISK, MAJOR CUSTOMERS AND OTHER RISKS AND UNCERTAINTIES:

     Sales to unaffiliated customers which represent more than 10% of the Company's net sales for 1996 and 1995 were as follows (customers A & C are distributors):


             CUSTOMER           1996                1995
             --------           ----                ----
                 A               21%                 27%
                 B               18%                  8%
                 C               11%                 10%


     The Company operates primarily in one industry segment: the manufacture and sale of switching power supplies. Additionally, most of the Company's sales are to customers located in California. Financial instruments that subject the Company to credit risk consist primarily of accounts receivable. The Company frequently sells large quantities of inventory to its customers. At December 31, 1996, approximately $1,823,913 or 67.7 % of the Company's net accounts receivable were due from five customers.

     As of December 31, 1996, the Company maintained cash in banks that was approximately $2,715,300 in excess of the federally insured limit.

11.  EMPLOYEE BENEFIT PLANS:

                      401(K) PROFIT SHARING PLAN

     The Company has a 401(k) profit sharing plan (the "Plan") covering substantially all employees of DPC. Eligible employees may make voluntary contributions to the Plan, which are matched by the Company at a rate of $.25 for each $1.00 contributed, up to a maximum of six percent of eligible compensation. The Company can also make discretionary contributions. The Company made matching contributions to the Plan of $11,844 and $9,594 for 1996 and 1995, respectively. The Board of Directors of DPC elected not to make a discretionary contribution to the Plan for 1996 or 1995.

                     EMPLOYEE STOCK OWNERSHIP PLAN

     The Company also has an employee stock ownership plan (the "ESOP") covering substantially all employees of DPC. The Company can make discretionary contributions of cash or company stock (as defined in the ESOP plan document) up to deductible limits prescribed by the Internal Revenue Code. The Board of Directors of DPC elected to make no contributions to the ESOP for 1995.

               DIGITAL POWER CORPORATION AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  EMPLOYEE BENEFIT PLANS (CONTINUED):

     Effective June 13, 1996, the ESOP obtained a $500,000 loan guaranteed by the Company for the purpose of acquiring common stock of Company from existing stockholders. The loan bears interest at 10.5% per annum and requires monthly payments of principle and interest of $10,784 through June 2001. The balance at December 31, 1996 was $461,128. Immediately upon the funding of the loan, the ESOP purchased approximately 154,000 shares of the Company's common stock from existing shareholders. The Company is required to contribute amounts to the plan to sufficiently cover the debt payments. Contributions to the plan in 1996 totaled $116,308.

     In accordance with the AICPA Statements of Position 93-6 entitled "Employers Accounting for Employee Stock Ownership Plans", the Company has recorded the $500,000 loan as debt on its books with a corresponding charge to stockholder's equity.

12.  INCOME TAXES:

     Income tax expense is comprised of the following:

                                         FOR THE YEARS ENDED DECEMBER 31,
                                         --------------------------------
                                          1996                   1995
                                      ----------            ------------
     Current
        Federal                       $  148,225            $      7,552
        State                            209,550                  73,750
                                    ------------             -----------
                                         357,775                  81,302
                                    ------------             -----------
     Deferred
        Federal                         222,900                 (358,702)
        State                            83,125                        -
                                   ------------               -----------
                                        306,025                  (358,702)
                                    -----------               -----------
     Income tax expense (benefit)    $  663,800               $  (277,400)
                                    ===========               ===========

     The component of the net deferred tax asset at December 31, 1996, is as follows:


           State income taxes               $  53,000
                                            ---------
                Total deferred tax asset    $  53,000
                                            =========

     Management believes that, based on earnings through and subsequent to December 31, 1995, deferred tax assets are more likely than not to be realized and, therefore, the valuation allowance against deferred tax assets was reversed as of December 31, 1995.

               DIGITAL POWER CORPORATION AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



12.  INCOME TAXES (CONTINUED):

     Total income tax expense differed from the amounts computed by applying the U.S. federal statutory tax rates to pre-tax income as follows:


                                                         FOR YEARS ENDED
                                                           DECEMBER 31,
                                                         ---------------
                                                   1996                 1995
                                               -----------         -----------
     Total expense computed by applying
       the U.S. statutory rate                 $   619,720         $   281,005
     State income taxes                            169,512              73,750
     Effect of income taxable in Mexico             26,549             (14,857)
     Utilization of net operation loss
       carry-forwards                              (59,034)           (258,596)
     Effect of valuation allowance                       -            (358,702)
     Income tax credits                            (92,947)                  -
                                               -----------         -----------
                                               $   663,800         $  (277,400)
                                               ===========         ===========

13.  SUBSEQUENT EVENTS:

     On January 2, 1997, the Company granted 100,000 options to purchase the Company's stock to the president of the Company, in accordance with his employment agreement.

     On February 4, 1997, the Company granted 27,000 options with an exercise price of $6.625 per share, to certain employees to purchase the Company's stock. The options vest over 4 years at 25% per year.

     On February 28, 1997, an ex-board member exercised his options to acquire 7,500 shares of the Company's stock at $1.80 per share.