Form 10QSB
period 1997-03-31
DIGITAL POWER CORP
filed 1997-05-15
CIK 896493

U.S. Securities and Exchange Commission
                      Washington, D.C. 20549


                            FORM 10-QSB



     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 1997

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to
          _______

          COMMISSION FILE NUMBER   1-12711


                            DIGITAL POWER CORPORATION
       (Exact name of small business issuer as specified in its charter)


           California                                94-1721931
(State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)



                41920 Christy Street, Fremont, CA 94538-3158
                  (Address of principal executive offices)

                              (510) 657-2635
                       (Issuer's telephone number)




Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes <checked-box>             No <square>

Number of shares of common stock outstanding as of March 31, 1997:  2,521,025

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

               DIGITAL POWER CORPORATION AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEET
                                                                MARCH 31, 1997
                             ASSETS

CURRENT ASSETS:
  Cash                                                           $   1,415,671
  Accounts receivable - trade, net of allowance for
     doubtful accounts of $170,000                                   2,648,881
  Other receivables                                                    191,629
  Inventory, net                                                     3,700,413
  Prepaid expenses and deposits                                         59,918
  Deferred income taxes                                                120,700
                                                                 -------------
      Total current assets                                           8,137,212
                                                                 -------------
PROPERTY AND EQUIPMENT, net                                            780,626

DEPOSITS                                                                21,691
                                                                  ------------
TOTAL ASSETS                                                      $  8,939,529
                                                                  ============
                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current debt                                                    $          -
  Current portion of long-term debt                                     86,601
  Current portion of capital lease obligations                          13,547
  Accounts payable                                                   1,873,267
  Accrued liabilities                                                1,152,331
                                                                  ------------
      Total current liabilities                                      3,125,746

LONG-TERM DEBT, less current portion                                   354,111

OBLIGATIONS UNDER CAPITAL LEASE, less current portion                   14,830
                                                                   -----------
      Total liabilities                                              3,494,687
                                                                   -----------
COMMITMENTS AND CONTINGENCIES                                                -

STOCKHOLDERS' EQUITY:
  Series A cumulative redeemable convertible preferred
     stock, no par value, 2,000,000 shares authorized,
     0 shares issued and outstanding                                         -
  Common stock, no par value, 10,000,000 shares authorized,
     2,521,025 shares issued and outstanding                         8,265,544
  Warrants                                                              75,104
  Accumulated deficit                                               (2,455,095)
  Unearned employee stock ownership plan shares                       (440,711)
                                                                  ------------
      Total stockholders' equity                                     5,444,842
                                                                  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  8,939,529
                                                                  ============

SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

               DIGITAL POWER CORPORATION AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF INCOME


                                                  THREE MONTHS ENDED
                                                      MARCH 31,

                                                1997                    1996

REVENUES                                   $  3,799,154           $  3,042,103
COST OF GOODS SOLD                            2,799,446              2,428,105
                                           ------------           ------------
  Gross Margin                                  999,708                613,998
                                           ------------           ------------
OPERATING EXPENSES:
  Engineering and product development           206,246                128,407
  Marketing and selling                         119,061                100,346
  General and administrative                    227,643                144,479
                                           ------------            -----------
      Total operating expenses                  552,950                373,232
                                           ------------            -----------
INCOME FROM OPERATIONS                          446,758                240,766
                                           ------------            -----------
OTHER INCOME (EXPENSE):
  Interest income                                23,187                  6,594
  Interest expense                              (27,760)               (29,072)
  Translation loss                               (2,200)                (9,542)
                                           ------------             ----------
      Other income (expense)                     (6,773)               (32,020)
                                           ------------             ----------
INCOME BEFORE INCOME TAXES                      439,985                208,746

PROVISION (BENEFIT) FOR INCOME TAXES            205,352                 96,313
                                           ------------              ---------
NET INCOME                                $     234,633            $   112,433
                                          =============            ===========
NET INCOME APPLICABLE TO COMMON
  SHAREHOLDERS                            $     234,633            $    89,591
                                          =============            ===========
NET INCOME PER COMMON SHARE:
  Primary                                 $        0.07            $      0.07
                                          =============            ===========
  Fully diluted                           $        0.07            $      0.07
                                          =============            ===========
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                 3,200,365              1,272,366
                                          =============             ==========


SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.


                   DIGITAL POWER CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                              THREE MONTHS ENDED
                                                                   MARCH 31,

                                                              1997                   1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $     234,633           $    112,433
                                                         -------------           ------------
  Adjustments to reconcile net income to net
    cash used in operating activities:
      Depreciation and amortization                             29,231                 22,502
      Deferred income taxes                                    (67,700)                     -
      Contribution to ESOP                                      20,417                      -
      Foreign currency translation adjustment                    2,200                  9,542
  Changes in operating assets and liabilities:
      Accounts receivable                                     (142,724)              (456,595)
      Other receivables                                       (108,141)                     -
      Inventory                                               (868,085)               133,599
      Prepaid expenses                                         (31,182)                (4,030)
      Other assets                                              (4,263)                (3,009)
      Accounts payable                                         452,498               (225,000)
      Other accrued liabilities                                (48,481)               284,711
                                                          ------------            -----------
  Net adjustments                                             (766,230)              (238,280)
                                                          ------------            -----------
  Net cash used in operating activities                       (531,597)              (125,847)
                                                          ------------            -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                         (156,503)               (77,058)
                                                          ------------            -----------
    Net cash used in investing activities                     (156,503)               (77,058)
                                                          ------------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock and warrants              493,628                     -
  Proceeds from exercise of stock options                       13,500                     -
  Principal payments on notes payable                         (155,896)               (8,679)
  Principal payments on capital lease obligations               (3,230)               (2,861)
  Proceeds from line of credit                               1,990,000             2,660,000
  Principal payments on line of credit                      (3,187,330)           (2,555,724)
                                                           -----------           -----------
   Net cash (used in) provided by financing activities        (849,328)               92,736
                                                           -----------           -----------


                  DIGITAL POWER CORPORATION AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (Continued)

                                                           THREE MONTHS ENDED
                                                                 MARCH 31,

                                                    1997              1996


EFFECT OF EXCHANGE RATE CHANGES ON CASH               (2,200)           (9,542)
                                               -------------     -------------
NET DECREASE IN CASH                              (1,539,628)         (119,711)

CASH AND CASH EQUIVALENTS, beginning of period     2,955,299           302,417
                                               -------------      ------------
CASH AND CASH EQUIVALENTS, end of period       $   1,415,671      $    182,706
                                               =============      ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash payments for:

   Interest                                    $      40,757       $    28,503
                                               =============       ===========
   Income taxes                                $     256,402       $    36,000
                                               =============       ===========


SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       DIGITAL POWER CORPORATION
                NOTES TO CONDENSED FINANCIAL STATEMENTS
                            MARCH 31, 1997

                              (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

In the opinion of management, the unaudited condensed financial statements contain all adjustments considered necessary to present fairly the Company's financial position at March 31, 1997, results of operations for the three month periods ended March 31, 1997 and 1996 and cash flows for the three months ended March 31, 1997 and 1996. The results for the period ended March 31, 1997, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenues and earnings from operations of the Company. Factors that could cause actual results to differ materially include, in addition to other factors identified in this report, a high degree of customer concentration, dependence on the computer and other electronic equipment industry, competition in the power supply industry, dependence on the Guadalajara, Mexico facility, and other risks factors detailed in the Company's Securities and Exchange Commission ("SEC") filings including the risk factors set forth in Company's Registration Statement on Form SB-2, SEC File No. 333-14199. Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

THREE MONTHS ENDED MARCH 31, 1997, COMPARED TO MARCH 31, 1996.

REVENUES

Revenues increased by 24.9% to $3,799,154 for the first quarter ended March 31, 1997, from $3,042,103 for the first quarter ended March 31, 1996. Of this $757,051 increase in sales, one OEM customer accounted for $374,695, or 49.5%. The largest single OEM customer for the current quarter accounted for 8.4% of total revenues compared to 26.6% for the first quarter of 1996. The large OEM accounting for 26.6% of first quarter 1996 revenues has decreased the number of power supplies it purchased from the Company. Further, this OEM indicated that it will require a higher wattage power supply for its new products and that the OEM intends to use a power supply manufacturer other than Digital to manufacture such new higher wattage power supply. Management believes that this OEM will cease purchasing power supplies from the Company after the second quarter of 1997. The Company is seeking to design a new higher wattage power supply to satisfy the needs of this OEM. Further, the Company believes that increased sales to new and other existing OEM customers will offset the loss in sales to the OEM. No assurance can be given, however, that even if the Company is able to design a new higher wattage power supply that satisfies the needs of the OEM, that it will purchase such power supply from the Company, or that the Company will be able to increase sales of power supplies to other OEM's to offset the loss in sales.

GROSS MARGINS

Gross margins were 26.3% for the first quarter ended March 31, 1997, compared to 20.2% for the first quarter ended March 31, 1996. The improvement in gross margins can primarily be attributed to greater capacity utilization and to production improvements due to larger production runs of the US100 series.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were 9.1% of revenues for the first quarter ended March 31, 1997, compared to 8.0% for the first quarter ended March 31, 1996. The increase in selling, general and administrative expenses was due to increased staffing, salary adjustments and the increased legal and accounting expenses required by public companies for financial and regulatory reporting.

ENGINEERING AND PRODUCT DEVELOPMENT

Engineering and product development expenses were 5.4% of revenues for the first quarter ended March 31, 1997, and 4.2% for the first quarter ended March 31, 1996. This increase in expenses was due primarily to engineering staff additions, salary adjustments and increased consulting fees for advanced development effort.

INTEREST EXPENSE

Interest expense, net of interest income, was $4,573 for the first quarter ended March 31, 1997, compared to $22,478 for the first quarter ended March 31, 1996. The decrease in interest was due to reduced borrowings and greater interest income from invested proceeds from the Company's initial public offering.

INCOME BEFORE INCOME TAXES

Income before income taxes increased by $231,239 from $208,746 for the first quarter ended March 31, 1996, to $439,985 for the first quarter ended March 31, 1997. This increase can be attributed to the improvement in gross margins, which more than offset the increases in the Company's operating expenses.

INCOME TAX

Provision for income tax increased from $96,000 in the first quarter ended March 31, 1996, to $205,000 for the first quarter ended March 31, 1997, generally in line with the Company's increase in pre-tax income.

NET INCOME

Net income for the first quarter ended March 31, 1997, was $234,633 compared to $112,433 for the first quarter ended March 31, 1996, an increase of 109%. The increase in net income was due to increased revenues and improved gross margins which more than offset increases in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Through March 31, 1997, the Company funded its operations primarily through revenues generated from operations, and proceeds from its December 1996 Initial Public Offering. On March 31, 1997, the Company had cash and cash equivalents of $1,415,671 and working capital of $5,011,466. This compares with cash and cash equivalents of $2,955,299 and working capital of $4,476,555 at December 31, 1996. The increase in working capital is primarily due to an increase in receivables and inventory, offset by an increase in accounts payable and an increase in deferred income taxes. Cash used by operating activities for the Company totaled $531,597 and $125,847 for the three months ended March 31, 1997 and 1996, respectively. Cash used in investing activities consisted of expenditures for the purchase of production and testing equipment. Such expenditures increased to $156,503 during the three months ended March 31, 1997, from $77,058 during the prior year period. During the three months ended March 31, 1997, cash used in financing activities included net reduction in borrowings of $1,197,330 offset by proceeds of $507,128 from the sale of common stock, warrants, and the exercise of stock options. During the three months ended March 31, 1997, the Company's line of credit and bank loans were paid in full. During the three months ended March 31, 1996, cash from financing activities included net borrowings from the Company's line of credit of $104,276 offset by payments on notes and capital leases of $11,540.


PART II.   OTHER INFORMATION
Items 1, 2, 3, 4, and 5.

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  11.1  Computation of Per Share Earnings

     27.1  Financial Data Schedule

                              SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 DIGITAL POWER CORPORATION
                                         (Registrant)




Date: May 15, 1997               ROBERT O. SMITH

                                 Robert O. Smith
                                 Chief Executive Officer
                                 (Principal Executive Officer)


Date: May 15, 1997              PHILIP G. SWANY

                                 Philip G. Swany
                                 Chief Financial Officer
                                 (Principal Financial Officer)