Form 10QSB
period 1997-09-30
DIGITAL POWER CORP
filed 1997-11-14
CIK 896493

U.S. Securities and Exchange Commission
                      Washington, D.C. 20549


                            FORM 10-QSB



     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1997

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

Number of shares of common stock outstanding as of September 30, 1997:
2,652,555

                   DIGITAL POWER CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 1997


                           ASSETS

CURRENT ASSETS:
   Cash                                                         $    1,940,602
   Accounts receivable - trade, net of allowance for
      doubtful accounts of $170,000                                  2,887,979
   Other receivables                                                   230,271
   Inventory, net                                                    3,185,021
   Prepaid expenses and deposits                                        42,836
   Deferred income taxes                                               120,700
                                                                 --------------
       Total current assets                                          8,407,409

PROPERTY AND EQUIPMENT, net                                            887,897

DEPOSITS                                                                27,544
                                                                 --------------
TOTAL ASSETS                                                     $   9,322,850
                                                                 ==============

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                             $      98,641
   Current portion of capital lease obligations                         13,609
   Accounts payable                                                  1,263,607
   Income taxes payable                                                 79,735
   Accrued Liabilities                                                 767,035
                                                                 --------------
       Total current liabilities                                     2,222,627

LONG-TERM DEBT, less current portion                                   250,084

OBLIGATIONS UNDER CAPITAL LEASE, less current portion                    8,043
                                                                  -------------
       Total liabilities                                             2,480,754
                                                                  -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Series A cumulative redeemable convertible preferred stock, no par value, 2,000,000 shares authorized, 0 shares
      issued and outstanding                                                 -
   Common stock, no par value, 10,000,000 shares authorized
      2,652,555 shares issued and outstanding                        8,805,147
   Warrants                                                             65,150
   Accumulated deficit                                              (1,679,476)
   Unearned employee stock ownership plan shares                      (348,725)
                                                                   ------------
       Total stockholders' equity                                    6,842,096
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 9,322,850
                                                                   ============

SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   DIGITAL POWER CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME


                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                   SEPTEMBER 30,             SEPTEMBER 30,

                               1997          1996          1997           1996

REVENUES                 $  5,185,938  $  3,517,971  $ 14,008,640  $ 10,071,347
COST OF GOODS SOLD          3,947,611     2,521,398    10,590,416     7,496,955
                         ------------- ------------- ------------- -------------
  Gross Margin              1,238,327       996,573     3,418,224     2,574,392
                         ------------- ------------- ------------- -------------
OPERATING EXPENSES
  Engineering and product
    development               232,865       191,672       648,694       506,331
  Marketing and selling       180,053       130,886       461,141       371,507
  General and adminis-
    trative                   165,626       167,731       601,552       500,658
                         ------------- ------------- -------------  ------------
    Total operating
      expenses                578,544       490,289     1,711,387     1,378,496
                         ------------- ------------- -------------  ------------
INCOME FROM OPERATIONS        659,783       506,284     1,706,837     1,195,896
                         ------------- ------------- -------------  ------------

OTHER INCOME (EXPENSES):
  Interest income               7,325           966        38,088         8,305
  Interest expense            (14,509)      (49,177)      (57,859)     (108,714)
  Translation loss               (908)       (5,674)      (15,015)       (5,880)
                         ------------- ------------- -------------  ------------
    Other income
      (expense)                (8,092)      (53,885)      (34,786)     (106,289)
                         ------------- ------------- -------------  ------------

INCOME BEFORE INCOME TAXES    651,691       452,399     1,672,051     1,089,607
                         ------------- ------------- -------------  ------------
PROVISION FOR INCOME TAXES    242,905       120,000       661,800       414,000
                         ------------- ------------- -------------  ------------
NET INCOME               $    408,786  $    332,399  $  1,010,251   $   675,607
                         ============= ============= ============= =============
NET INCOME APPLICABLE TO
  COMMON SHAREHOLDERS    $    408,786  $    332,399  $  1,010,251   $   637,538
                         ============= ============= ============= =============
NET INCOME PER SHARE
  PRIMARY                $       0.11  $       0.17  $       0.30   $      0.41
                         ============= ============= ============= =============
  FULLY DILUTED          $       0.11  $       0.17  $       0.29   $      0.38
                         ============= ============= ============= =============
WEIGHTED AVERAGE SHARES
  OUTSTANDING               3,570,679     1,937,556     3,411,354     1,573,954
                         ============= ============= ============= =============


SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   DIGITAL POWER CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,

                                                    1997                1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $ 1,010,251        $   675,607
    Adjustments to reconcile net income to net
      cash provided by (used in) operating
       activities:
       Depreciation and amortization                104,446             71,394
       Deferred income taxes                        (67,700)           329,337
       Warranty expense                                   -            119,125
       Contribution to ESOP                          112,403            19,109
       Unrealized gain on temporary investment            -             (8,139)
       Foreign currency translation adjustment        15,015             5,880
   Changes in operating assets and liabilities:
       Accounts receivable                          (448,456)         (802,598)
       Other receivables                             (80,149)          (93,519)
       Inventory                                    (352,692)         (551,713)
       Prepaid expenses                              (14,100)          (23,804)
       Other assets                                  (10,116)            6,881
       Accounts payable                             (157,162)          (38,792)
       Other accrued liabilities                    (354,043)          370,662
   Net adjustments                                (1,252,554)         (596,177)
   Net cash provided by (used in) operating
        activities                                  (242,303)           79,430

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment              (338,989)         (322,584)
   Net cash used in investing activities            (338,989)         (322,584)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Deferred offering costs                                -           (121,035)
   Proceeds from sale of common stock and warrants   951,278                -
   Proceeds from exercise of stock options            85,500             4,011
   Payments on preferred stock dividend                   -                (41)
   Proceeds from notes payable                            -             50,000
   Principal payments on notes payable              (247,883)          (49,771)
   Principal payments on capital lease obligations    (9,955)           (8,815)
   Payment of debenture                                   -             (5,000)
   Proceeds from line of credit                    1,990,000         9,195,000
   Principal payments on line of credit           (3,187,330)       (8,830,148)
   Net cash provided by (used in) financing
     activities                                     (418,390)          234,201

Effect of Exchange Rate Changes on Cash              (15,015)           (5,880)

Net (Decrease) In Cash                            (1,014,697)          (14,833)

Cash and Cash Equivalents, beginning of period     2,955,299           202,917

Cash and Cash Equivalents, end of period         $ 1,940,602       $   188,084

Supplemental Cash Flow Information:
   Cash payments for:
       Interest                                  $    66,727       $   105,521
       Income taxes                              $   847,402       $    69,500

   Non-cash investing and financing
     transactions:
       Conversion of preferred stock to
         common stock                            $        -        $   747,569
       Preferred stock dividend of common stock  $        -        $   389,213
       Notes payable for unearned employee stock
           ownership plan shares                 $        -        $   500,000



SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                           DIGITAL POWER CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997

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

In the opinion of management, the unaudited condensed financial statements contain all adjustments consisting of normal recurring accruals considered necessary to present fairly the Company's financial position at September 30, 1997,the results of operations for the three month and nine month periods ended September 30, 1997 and 1996, and cash flows for the nine months ended September 30, 1997 and 1996. The results for the period ended September 30, 1997, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1997.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - IMPACT OF RECENTLY ISSUED STANDARDS

In February 1997, the Financial Accounting Standards Board issued a new statement titled "Earnings per Share" ("FAS 128"). The new statement is effective for both interim and annual periods ending after December 15, 1997. FAS 128 replaces the presentation of primary and fully diluted earnings per share with the presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Had this new statement been in effect for the periods presented, the Company would report basic earnings per share for the three month period ended September 30, 1997 and 1996 of $0.16 and $0.21, respectively, and $0.40 and $0.51 for the nine month period ended September 30, 1997 and 1996, respectively. Diluted earnings per share for the three month period ended September 30, 1997 and 1996 would be $0.12 and $0.17, respectively, and $0.29 and $0.38 for the nine month period ended September 30, 1997 and 1996, respectively.

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

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997, COMPARED TO SEPTEMBER 30, 1996

REVENUES

Revenues increased by 47.4% to $5,185,938 for the three months ended September 30, 1997, from $3,517,971 for the three months ended September 30, 1996. Of this $1,667,967 increase in sales, one OEM customer accounted for $1,358,717, or 81.5%. The largest single OEM customer for the current quarter accounted for 34.3% of total revenues compared to 11.9% for the three months ended September 30, 1996. The large OEM accounting for 34.3% of three months ended September 30, 1997 revenues has decreased the number of power supplies it purchased from the Company. Further, this OEM indicated that it will require a higher wattage power supply for its new products and that the OEM intends to use a power supply manufacturer other than the Company to manufacture such new higher wattage power supply. Management believes that this OEM will cease purchasing power supplies from the Company after the fourth quarter of 1997. This OEM has given verbal notice of intent to cancel unshipped orders. The Company is trying to resolve the issue with the OEM. If the Company is unable to resolve the issue, management believes that the fourth quarter revenues and earnings will be adversely effected. The Company is seeking to design a new higher wattage power supply to satisfy the needs of this OEM. No assurance can be given, however, that even if the Company is able to design a new higher wattage power supply that satisfies the needs of the OEM, that it will purchase such power supply from the Company, or that the Company will be able to increase sales of power supplies to other OEM's to offset the loss in sales.

For the nine months ended September 30, 1997, revenues increased by 39.1% to $14,008,640 from $10,071,347 in the nine months ended September 30, 1996. Of this $3,937,293 increase in sales, one OEM customer accounted for $2,052,279, or 52.1%. The largest single OEM customer for the nine months ended September 30, 1997, accounted for 29.6% of total revenues compared to 20.8% for the nine months ended September 30, 1996.

GROSS MARGINS

Gross margins were 23.9% for the three months ended September 30, 1997, compared to 28.3% for the three months ended September 30, 1996. The decrease in gross margins can primarily be attributed to a significant increase in the sale of one model to a large OEM customer. The gross margins on such high volume orders is typically less than the margins on multiple smaller orders.

Gross margins were 24.4% for the nine months ended September 30, 1997, compared to 25.6% for the nine months ended September 30, 1996. The decrease in gross margins can primarily be attributed to a significant increase in the sale of one model to a large OEM customer. The gross margins on such high volume orders is typically less than the margins on multiple smaller orders.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were 6.7% of revenues for the three months ended September 30, 1997, compared to 8.5% for the three months ended September 30, 1996. Selling, general and administrative expenses were 7.6% of revenues for the nine months ended September 30, 1997, compared to 8.7% for the nine months ended September 30, 1996. The decrease in selling, general and administrative expenses, as a percentage of revenues, was due to greater utilization of these resources with modest increases when compared to the 47.4% and 39.1% increases in revenues.

ENGINEERING AND PRODUCT DEVELOPMENT

Engineering and product development expenses were 4.5% of revenues for the three months ended September 30, 1997, and 5.4% for the three months ended September 30, 1996. Engineering and product development expenses were 4.6% of revenues for the nine months ended September 30, 1997, compared to 5.0% for the nine months ended September 30, 1996. This decrease in expenses, as a percentage of revenues, was due primarily to greater utilization of these resources.

INTEREST EXPENSE

Interest expense, net of interest income, was $7,184 for the three months ended September 30, 1997, compared to $48,211 for the three months ended September
30, 1996. Interest expense, net of interest income, was $19,771 for the nine months ended September 30, 1997, compared to $100,409 for the nine months ended September 30, 1996. The decrease in interest was due to reduced borrowings and greater interest income from invested proceeds from the Company's initial public offering.

INCOME BEFORE INCOME TAXES

Income before income taxes increased by $199,292 from $452,399 for the three months ended September 30, 1996, to $651,691 for the three months ended September 30, 1997. Income before income taxes increased by $582,444 from $1,089,607 for the nine months ended September 30, 1996, to $1,672,051 for the nine months ended September 30, 1997. This increase can be attributed to increased revenues and gross margin which more that offset the increases in the Company's operating expenses.

INCOME TAX

Provision for income tax increased from $120,000 for the three months ended September 30, 1996, to $242,905 for the three months ended September 30, 1997, and from $414,000 for the nine months ended September 30, 1996, to $661,800 for the nine months ended September 30, 1997, as a result of the increase in Income Before Income Taxes.

NET INCOME

Net income for the three months ended September 30, 1997, was $408,786 compared to $332,399 for the three months ended September 30, 1996, an increase of 23%. Net income for the nine months ended September 30, 1997, was $1,010,251 compared to $675,607 for the nine months ended September 30, 1996, an increase of 49.5%. The increase in net income was due to increased revenues and gross margins which more than offset increases in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Through September 30, 1997, the Company funded its operations primarily through revenues generated from operations, and proceeds from its December 1996 Initial Public Offering. On September 30, 1997, the Company had cash and cash equivalents of $1,940,602 and working capital of $6,184,782. This compares with cash and cash equivalents of $2,955,299 and working capital of $4,476,555 at December 31, 1996. The increase in working capital is primarily due to an increase in receivables, inventory, and deferred income taxes and a decrease in accounts payable. Cash used (provided) by operating activities for the Company totaled $242,303 and ($79,430) for the nine months ended September 30, 1997 and 1996, respectively. Cash used in investing activities consisted of expenditures for the purchase of production and testing equipment. Such expenditures increased to $338,989 during the nine months ended September 30, 1997, from $322,584 during the prior year period. During the nine months ended September 30, 1997, cash used in financing activities included net reduction in borrowings of $1,197,330 offset by proceeds of $1,036,778 from the sale of common stock, warrants, and the exercise of stock options. During the nine months ended September 30, 1997, the Company's line of credit and bank loans, other than the ESOP loan, were paid in full. During the nine months ended September 30, 1996, cash used in financing activities included net borrowings from the Company's line of credit of $364,852, net reduction on notes and capital leases of $8,586 and proceeds of $4,011 from the exercise of stock options, offset by deferred offering costs and debenture repayment of $126,076.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDS

The Company is not involved in any legal proceedings.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

On November 11, 1997, the Company announced that it has entered into a non-binding letter of intent with Gresham Power Electronics ("Gresham Power") to acquire certain assets and trade payables of Gresham Power for an amount of up to US$3.3 million. Headquartered in Salisbury, England, Gresham Power, a division of Gresham Lion Technologies, Ltd., designs, manufactures and distributes switching power supplies, uninterruptible power supplies and frequency converters for the commercial and military markets, and had net revenues of approximately US$7.0 million in their fiscal year 1997. Consummation of the transaction is contingent upon a number of items, including satisfactory completion of due diligence, the negotiation and execution of a definitive Asset Purchase Agreement, and the arrangement of sufficient financing by Digital Power. Digital Power intends to seek equity or debt financing to finance the acquisition.

In December 1996, the Company completed its initial public offering of 750,000 shares of Common Stock and 500,000 redeemable Common Stock Purchase Warrants. Each Warrant entitles the holder thereof to purchase one share of Common Stock at $5.00 per share. During the nine month period ended September 30, 1997, 91,130 Warrants were exercised and the Company received gross proceeds of $455,650.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  11.1  Computation of Per Share Earnings

     27.1  Financial Data Schedule

                                SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DIGITAL POWER CORPORATION
                                                  (Registrant)


Date:  November 14, 1997                    ROBERT O. SMITH
                                            Robert O. Smith
                                            Chief Executive Officer
                                            (Principal Executive Officer)


Date:  November 14, 1997                     PHILIP G. SWANY
                                             Philip G. Swany
                                             Chief Financial Officer
                                             (Principal Financial Officer)