Form 10QSB/A
period 1997-09-30
DIGITAL POWER CORP
filed 1997-11-19
CIK 896493

U.S. Securities and Exchange Commission
                      Washington, D.C. 20549


                            FORM 10-QSB/A
                   (As filed on November 19, 1997)


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

LIQUIDITY AND CAPITAL RESOURCES

Through September 30, 1997, the Company funded its operations primarily through revenues generated from operations, and proceeds from its December 1996 Initial Public Offering. On September 30, 1997, the Company had cash and cash equivalents ofmonth period ended September 30, 1997 and 1996, respectively. Diluted earnings per share for the three month period ended September 30, 1997 and 1996 would be $0.11 and $0.17, respectively, and $0.29 and $0.38 for the nine month period ended September 30, 1997 and 1996, respectively.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  11.1  Computation of Per Share Earnings

     27.1  Financial Data Schedule

                                SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DIGITAL POWER CORPORATION
                                                  (Registrant)


Date:  November 19, 1997                    ROBERT O. SMITH
                                            Robert O. Smith
                                            Chief Executive Officer
                                            (Principal Executive and
                                            Financial Officer)