Form 10KSB
period 1997-12-31
DIGITAL POWER CORP
filed 1998-03-31
CIK 896493

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-KSB

     (Mark One)
      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 1997

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

  TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
  Common Stock                        American Stock Exchange
  Redeemable Common Stock
     Purchase Warrants                American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

      TITLE OF EACH CLASS
      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes  * .  No    .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [*]

Revenues for the year ended December 31, 1997 were $18,884,259.

As of March 16, 1998, the aggregate market value of the voting common stock held by non-affiliates was $15,366,897 based on the average bid and ask price of $5.69 per share.

As of March 16, 1998, the number of shares of common stock outstanding was 2,700,685.

Documents incorporated by reference: Items 9 through 12 of Part III of this Form 10-KSB are incorporated by reference to Digital's definitive Proxy Statement for the 1998 annual shareholders' meeting to be filed with the Commission within 120 days from the end of the year.

Transitional Small Business Disclosure Format (check one):  Yes    .  No  * .

Exhibit index is located on page 18.


<PAGE2>


     WITH THE EXCEPTION OF HISTORICAL FACTS STATED HEREIN, THE FOLLOWING DISCUSSION MAY CONTAIN FORWARD-LOOKING STATEMENTS REGARDING EVENTS AND
FINANCIAL TRENDS WHICH MAY AFFECT THE COMPANY'S FUTURE OPERATING RESULTS AND FINANCIAL POSITION. SUCH STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS AND FINANCIAL POSITION TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE, IN ADDITION TO OTHER FACTORS IDENTIFIED IN THIS REPORT, A HIGH DEGREE OF CUSTOMER CONCENTRATION, THE LOSS OF A KEY CUSTOMER, DEPENDENCE ON THE COMPUTER AND ELECTRONIC EQUIPMENT INDUSTRIES, COMPETITION IN THE POWER SUPPLY INDUSTRY, DEPENDENCE ON GUADALAJARA, MEXICO FACILITY, AND DEPENDENCE ON KEY PERSONNEL, ALL OF WHICH FACTORS ARE SET FORTH IN MORE DETAIL IN THE SECTIONS ENTITLED "CERTAIN CONSIDERATIONS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" HEREIN. READERS OF THIS REPORT ARE CAUTIONED NOT TO PUT UNDUE RELIANCE ON "FORWARD LOOKING" STATEMENTS WHICH ARE, BY THEIR NATURE, UNCERTAIN AS RELIABLE INDICATORS OF FUTURE PERFORMANCE. THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO PUBLICLY UPDATE THESE "FORWARD LOOKING" STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS, OR OTHERWISE.

                                    PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

       Digital Power ("Digital Power" or the "Company") designs, develops, manufactures, and sells 50 watt to 750 watt switching power supplies and DC/DC converters to original equipment manufacturers (OEMs) of computers and other electronic equipment. Power supplies are critical components of electronic equipment that supply, convert, distribute, and regulate electrical power. The various subsystems within electronic equipment require a steady supply of direct current (DC) electrical power, usually at different voltage levels from the other subsystems within the equipment. In addition, the electronic components and subsystems require protection from the harmful surges and drops in electrical power that commonly occur over power lines. Power supplies satisfy these requirements by converting alternating current (AC) electricity into DC by dividing a single input voltage into distinct and isolated output voltages, and by regulating and maintaining such output voltages within a narrow range of values.

     Products which convert AC from a primary power source into DC are generally referred to as "power supplies". Products which convert one level of DC voltage into a higher or lower level of DC voltage are generally referred to as "DC/DC converters". "Switching" power supplies are distinguished from "linear" power supplies by the manner and efficiency with which the power supply "steps down" voltage levels. A linear power supply converts an unregulated DC voltage to a lower regulated voltage by "throwing away" the difference between the two voltages as heat. Consequently, the linear power supply is inherently inefficient-typically only 45% efficient for a 5V output regulator. By contrast, a switching power supply converts an unregulated DC voltage to a lower regulated voltage by storing the difference in a magnetic field. When the magnetic field grows to a pre-determined level, the unregulated DC is switched off and the output power is provided by the energy stored in the magnetic field. When the field is sufficiently depleted, the unregulated DC is switched on again to deliver power to the output while the excess voltage is again stored in the magnetic field. As a result, the switching power supply is more efficient-typically 75% efficient for a 5V output regulator.



<PAGE3>


     One of the great advantages of switching power supplies, in addition to their high efficiency, is their high power density, or power-to-volume ratio. This density is the result of the reduction in the size of the various components. Because the Company's switching power supply products have a high power density, they are generally smaller than those of competitors. For example, to the Company's knowledge its US100 series of power supplies, on a 3"x 5" printed circuit board, is the smallest 100 watt off-line (AC input) power supply available in the industry.

     Another advantage of the Company's power supply products is their extreme flexibility of design. The Company has purposely designed its base model power supply products so that they can be quickly and inexpensively modified and adapted to the specific power supply needs of any OEM. This "flexibility" approach has allowed the Company to provide samples of modified power supplies to OEM customers in only a few days after initial consultation, an important capability given the emphasis placed by OEMs on "time to market". In addition, this "flexibility" approach results in very low non-recurring engineering
(NRE) expenses. Because of its reduced NRE expenses, the Company does not charge its OEM customers for NRE related to tailoring a power supply to a customer's specific requirements. This gives the Company a distinct advantage over its competitors, many of whom do charge their customers for NRE expenses. The Company's marketing strategy is to exploit this combination of high power density, design flexibility, and short time-to-market to win an increasing share of the growing power supply market.

     In addition to the line of proprietary products offered, and in response to requests from OEMs, the Company also provides "value-added services" along with its products. The term "value-added services" refers to the Company's incorporation of an OEM's selected electronic components, enclosures, and cable assemblies with the Company's power supply products to produce a power subassembly that is compatible with the OEM's own equipment and is specifically tailored to meet the OEM's needs. The Company purchases the parts and components that the OEM itself would otherwise attach to or integrate with the Company's power supply, and the Company provides the OEM with that integration and installation service, thus saving the OEM time and money. The Company believes that this value-added service is well-suited to those OEMs who wish to reduce their vendor base and minimize their investment in fixed costs since the OEMs are not required to manufacture their own power subassemblies and thus are not required to purchase individual parts from many vendors or build assembly facilities.

     Pursuant to an Asset Sale Agreement (the "Agreement"), on January 26, 1998, Digital Power acquired the assets of Gresham Power Electronics ("Gresham Power") from Gresham Lion Technology Limited, an English corporation ("Gresham Lion"). The consideration paid for the acquisition was US$2.7 million, which amount is subject to adjustment depending upon the net asset value (accounts receivables, fixed assets and inventory less liabilities) ("NAV") as of the closing date. Specifically, pursuant to the Agreement, the acquisition amount shall be increased by US$1.6284 for each United Kingdom pound that Gresham Power's NAV exceeds UK<pound-sterling>1,100,000 as of the closing date, and shall be reduced by US$1.6284 for each United Kingdom pound that the NAV is less than UK<pound-sterling>1,100,000 as of the closing date. In addition to the foregoing, if the NAV as of March 31, 1998, equals or exceeds
UK<pound-sterling>1,606,000, Gresham Lion shall be paid an additional US$300,000 subject to a reduction of US$1.6284 for every United Kingdom pound NAV is less than UK<pound-sterling>1,606,000. Further, Digital Power shall pay Gresham Lion an additional US$1.15 for every United Kingdom pound of earnings before interest and taxes which exceeds UK<pound-sterling>250,000, up to a maximum additional payment of US$300,000. Pursuant to the Agreement, Gresham Lion and its affiliates shall not compete with Gresham Power for a period of three (3) years from the closing date.


<PAGE4>


     Headquartered in Salisbury, England, Gresham Power designs, manufactures, and distributes switching power supplies, uninterruptible power supplies, and frequency converters for the commercial and military markets. Uninterruptible power supplies (UPS) are devices that are inserted between a primary power source and the primary power input of the electronic equipment to be protected for the purpose of eliminating the effects of transient anomalies or temporary outages. A UPS consists of an inverter that is powered by a battery that is kept trickle-charged by rectified AC from an incoming power line. In the event of a power interruption, the battery takes over without the loss of even a fraction of a cycle in the AC output of the UPS. The battery also provides protection against transients. A frequency converter is an electronic unit for speed control of a phase induction motor. The frequency converter controls the motor speed by converting the frequency and voltage of the power main's supply from fixed to variable values. This is the most efficient means of varying the fixed speed of an induction motor, since other methods involve great power losses or great investments. The acquisition of Gresham Power will diversify the Company's product line, provide greater access to the United Kingdom and European markets, and strengthen Digital's engineering and technical resources.

     Digital Power Corporation is a California corporation originally formed in 1969 through its predecessor, Sideband Associates, Inc. Unless the context indicates otherwise, any reference to "Digital Power" or the "Company" herein includes its majority-owned Mexican subsidiary, Poder Digital S.A. de C.V.

THE MARKET

     Since all electronic equipment requires power supplies, the overall market for power supplies is very large. The growth of the power supply industry has paralleled that of the general electronics industry. Since 1994, growth has escalated at an even faster pace, fueled by the demand for networking communications equipment and computing equipment and its peripherals. Future growth is expected to come from the same markets, as internet and intranet networking and cellular and digital telephones continue to become popular around the world.

     According to Micro-Tech Consultants of Santa Rosa, California, the worldwide market for electronic power supplies was estimated to be $15 billion in 1995, and is expected to grow to $24 billion by 2000. Of the worldwide total, the domestic market was $6.0 billion in 1995 and is expected to growth to $9.7 billion by 2000. Both the domestic and worldwide markets are essentially growing at the same annual rate of approximately 10%, a growth rate that is expected to continue through the year 2000.

     The electronic power supply market is typically split into "captive" and "merchant" market segments. The captive segment of the market, that portion represented by OEMs who design and manufacture power supplies for use in their own products, is estimated by Micro-Tech to account for approximately 50% of the total market. The remaining 50% of the power supply market is served by merchant power supply manufacturers, such as Digital Power, that design and manufacture power supplies for sale to OEMs.

     Growing  at  an  average  annual  rate  of 13%, the merchant market is the fastest growing segment of the power supply market, as OEMs continue to outsource their power supply requirements. Micro-Tech forecasts that the merchant market will experience the greatest rate of growth in the entire power supply market, increasing from 52.5% of the total market in 1997 to 62.8% of the total market in 2000. The Company believes that this projected increase is due, in part, to the fact that power supplies are becoming an increasingly


<PAGE5>


complex components in the eyes of OEMs, with constantly changing requirements such as power factor correction (PFC) and filtering specifications to minimize electromagnetic interference (EMI).

     The power supply market can also be divided between "custom" and "standard" power supplies. Custom power supplies are those that are customized in design and manufactured with a specific application in mind, whereas standard power supplies are sold off-the-shelf to customers whose electronic equipment can operate from standard output voltages such as 5, 12, or 24 volts. Power supplies in the captive market that are designed and manufactured by an OEM for use in its own equipment are an example of a custom design, as the product is not intended for resale. However, custom power supplies are also common in the merchant market, as certain OEMs contract with power supply manufacturers to design a product that meets the form, fit, and function requirements of that OEM's specific application. A subset of the standard segment of the market has evolved, commonly known as "modified standard" segment, comprising power supply products that have the performance characteristics of a standard power supply, but require certain, usually minor, modifications. These modifications typically involve an adjustment to one of the standard output voltages, such as from 5 volts to 7 volts, or from 15 volts to 18.5 volts.

     The power supply industry is highly fragmented. There are approximately 300 domestic merchant power supply competitors in the United States, with over 200 that generate less than $5 million in revenues. No one manufacturer holds more than five percent of the total market. The merchant market segment is also highly fragmented according to the power level, technology, packaging, or application of a merchant's particular power supply. Most merchant manufacturers concentrate on niche markets, whether power ranges or industry segments.

     With no industry standards for power supplies, it is very difficult to design out an existing power supply component which prevents large companies from quickly gaining market share. The key to being a profitable manufacturer is to have long-term expertise in power electronics and to be able to provide products needed by customers. The Company has targeted and serves the industrial and office automation, industrial and portable computing, and networking applications niches of the merchant market. The Company believes that its focus on high-efficiency, high-density, design-flexible power supplies is ideally suited to the rapid growth opportunities existing in this market segment.

     Geographically, Digital Power primarily serves the North American power electronics market with AC/DC power supplies and DC/DC converters ranging from 50 watts to 750 watts of total output power. AC/DC power supplies represent the largest part of the merchant power electronics market with sales in North America alone expected to grow from about $4.9 billion in 1997 to $6.7 billion in 2000. During the same period, DC/DC converter sales in North America are forecasted to grow from $1.5 billion in 1997 to $2.1 billion in 2000.

     Gresham Power serves the United Kingdom marketplace with AC/DC power supplies, uninterruptible power supplies, and frequency inverters. Both commercial and government (Ministry of Defense) markets are served by Gresham Power.


<PAGE6>


CUSTOMERS

     Digital Power's products are sold domestically and in Canada through a network of 14 manufacturers' representatives. Digital Power also has 23 stocking distributors in the United States and Europe. In addition, the Company has formed strategic relationships with three of its customers to private label its products. Digital Power's customers can generally be grouped into three broad industries, consisting of the computer, telecommunication, and instrument industries. The Company has a current base of over 150 active customers, including companies such as Ascend Communications, AT&T, Westinghouse, Telex, Storage Dimensions, Motorola, Retix, Stanford Telecommunications, and 3Com.

STRATEGY

     Digital Power's strategy is to be the supplier of choice to OEMs requiring a high-quality power solution where size, rapid modification, and time-to-market are critical to business success. Target market segments include telecommunications, networking, switching, mass storage, and industrial and office automation products. While many of these segments would be characterized as computer-related, the Company does not participate in the personal computer (PC) power supply market because of the low margins arising out of the high volume and extremely competitive nature of that market.

     The Company intends to continue the trend of its sales and profit growth by making increased sales to existing customers while simultaneously targeting sales to new customers. The Company believes that its "flexibility" concept allows customers a unique choice between its products and products offered by other power supply competitors. OEMs have typically had to settle for a standard power supply product with output voltages and other features predetermined by the manufacturer. Alternatively, if the OEM's product required a different set of power supply parameters, the OEM was forced to design this modification in-house, or pay a power supply manufacturer for a custom product. Since custom-designed power supplies are development-intensive and require a great deal of time to design, develop, and manufacture, only OEMs with significant volume requirements can economically justify the expense and delay associated with their production. Furthermore, since virtually every power conversion product intended for use in commercial applications requires certain independent safety agency testing at considerable expense, such as by Underwriters Laboratories, an additional barrier is presented to the smaller OEM. By offering the OEM customer a new choice with the Digital Power "flexibility" series, the Company believes it has an advantage over its competitors. The Company's "flexibility" series is designed around a standardized power platform, but allows the customer to specify output voltages tailored to its exact requirements within specific parameters. Furthermore, OEMs are seeking power supplies with greater power density. Digital Power's strategy in responding to this demand has been to offer increasingly smaller power supply units or packages.

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


<PAGE7>


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

     The US50 series of power supplies consists of compact, economical, high efficiency, open frame switchers that deliver up to 50 watts of continuous power, or 60 watts of peak power, from one to four outputs. The 90-264 VAC universal input allows them to be used worldwide without jumper selection. Flexibility options include chassis and cover, power good signal, an isolated V4 output, and UL544 (medical) safety approval. All US50 series units are also available in 12VDC, 24VDC, or 48VDC inputs. This optional DC input unit (DP50 series) maintains the same pin-out, size, and mounting as the US50 series.

     The US70 series of power supplies is similar to the US50 series, a compact, economical, highly efficient, open frame switcher that delivers up to 65 watts with a 70 watt peak. This unit is offered with one to four outputs, a universal input rated from 90 to 264 VAC, and is only slightly larger than the US50 series. The US70 series is differentiated from competitive offerings by virtue of its smaller size, providing up to four outputs while competitors typically are limited to three outputs. Flexibility options include cover, power good signal, an isolated V4 output, and UL544 (medical) safety approval. The DP70 is the same as the US70 except the input is 48 volts DC. The Company also offers 12 & 24VDC DC input on this series where the model series changes to DN & DM. This type of product is ideal for low profile systems, with the power supply measuring 3.2" x 5" x 1.5".

     The US100/DP100 is the industry's smallest 100 watt switcher. Measuring only 5" x 3.3" x 1.5", this series delivers up to 100 watts of continuous power, or 120 watt peak power, from one to four outputs. The 90-264VAC universal input allows them to be used worldwide. This product is ideal in applications where OEMs have upgraded their systems, requiring an additional 30-40 watts of output power but being unable to accommodate a larger unit. The US100 fits in the same form factor and does not require any tooling or mechanical changes by the OEM. Flexibility options include a cover and adjustable post regulators on V3 and/or V4 outputs. Fully customized models are also available. All US100 series units are also available with 12VDC, 24VDC, or 48 VDC inputs. This optional DC input unit (DP100) maintains the same pin-out, size, and mounting as the US100 series.

     The UP300 series consists of economical, high efficiency, open frame switchers that deliver up to 300 watts of continuous, or 325 watts of peak power, from one to two outputs. The 115/230VAC auto-selectable input allows them to be used worldwide. On-board EMI filtering is a standard feature.


<PAGE8>


Flexibility options include a cover, power fail/power good signal, and an isolated 2nd output. The UP300 is also available as the SP300 series, which is jumper selectable between 115 and 230VAC and provides the OEM an even more economical solution. This product can be used in network switching systems or other electronic systems where a lot of single output current, such as 5, 12, 24, or 48 volt current might be required.

     The US250 series consists of economical, high efficiency, open frame switchers that deliver up to 250 watts of continuous power, or 300 watts of peak power, from one to four outputs. The 115/230VAC auto-selectable input allows them to be used worldwide. Flexibility options include cover, power fail/power good signal, enable/inhibit, and an isolated V3 output. All US250 series units are also available with 12VDC, 24VDC, or 48VDC inputs. This optional DC input unit (DP250) maintains the same pin-out, size, and mounting as the US250 series.

     The US350 series is a full-featured unit that has active power factor correction and was designed to be field-configurable by the Company's international and domestic sales channels. This feature allows the stocking distributor to lower its inventory costs but still maintain the required stock to rapidly provide power supplies with the unique combination of output voltages required by an OEM. This unit delivers 350 watts from one to four output modules and meets the total harmonic distortion spec IEC 555.2. The US350 has an on-board EMI filter and operates from 90-264 VAC input. This unit measures 9" x 5" x 2.5". It can operate without any minimum loads and has an optional internal fan and power fail/power good signal.

     The newest product developed by the Company is the US750 series. The US750 is a fully modular power supply measuring 3" x 10.25" x 5" and delivers 750 watts from one to four power outputs. This product can be configured to meet many different applications. It comes with optional N+1 parallelability, hot swapability, frequency synching, power good/power fail, and remote on/off.

     The Company also produces two products designated as the KD series in a 150 watt and 200 watt product. These designs were acquired in 1987 under a licensing agreement with KDK Electronics. They are still offered for sale but are expected to continue to decline as a percentage of Digital Power's revenues. The licensing agreement with KDK Electronics, as amended, provides that in the event total historical sales of KD products reach $20 million, then KDK Electronics will be granted a stock option to purchase 100,000 shares of Digital Power's common stock for $3.50 per share with Digital Power paying the exercise price. Due to changing market conditions, the KD series is expected to be phased out prior to reaching the $20 million sales level. Therefore, no common stock is anticipated to be granted to KDK Electronics under the licensing agreement. In addition, KDK Electronics will be paid a royalty equal to 5% on the first $20 million total sales of the KD series products with the royalty decreasing on sales over that amount. KD products accounted for 6%, and 2% of revenues for the years ended December 31, 1996 and 1997, respectively. Total cumulative sales of KD products were $14,852,920 as of December 31, 1997.

     Digital Power offers its customers various types of value-added services, which may include the following additions to its standard product offerings:

     Electrical (power): Paralleled power supplies for (N+1) redundancy, hot swapability, output OR'ing diodes, AC input receptacle with fuse, external EMI filter, on/off switch, cabling and connectors, and battery backup with charger.



<PAGE9>


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

     Other than certain fabricated parts such as printed circuit boards and sheet metal chassis which are readily available from many suppliers, the Company uses no custom components. Typically, two suppliers are qualified for every component, with the exception being two line transformers, one manufactured by Tamura and the second one manufactured by Spitznagel. These transformers are designed into three of the Company's products, which products accounted for approximately 7% of the Company's sales in 1997.

MANUFACTURING STRATEGY

     Consistent with its product flexibility strategy, the Company aims to maintain a high degree of flexibility in its manufacturing processes in order to respond to rapidly changing market conditions. With few exceptions, the competitive nature of the power supply industry has placed continual downward pressure on selling prices. In order to achieve low cost manufacturing with a labor-intensive product, manufacturers have the option of automating much of the labor out of their product, or producing their product in a low labor cost environment. Given the high fixed costs of automation and the resistance this places on making major product changes, Digital Power believes that its flexible manufacturing strategy is best achieved through a highly variable cost of operation. In 1986, the Company established a wholly-owned subsidiary in Guadalajara, Mexico to assemble its products. This manufacturing facility performs materials management, sub-assembly, final assembly, and test functions for the majority of the Company's power supply products. Currently, almost all of the Company's manufacturing, including its value-added services, is done at a 16,000 square foot facility operated by the Company's wholly-owned subsidiary, Poder Digital, S.A. de C.V., located in Guadalajara, Mexico. In addition, Digital Power has entered into an agreement with Fortron/Source Corp. to manufacture Digital Power's products at a facility located in China on a turnkey basis. Purchases from Fortron/Source will be made pursuant to purchase orders and the agreement may be terminated upon 120 days notice. The Company is manufacturing approximately 10% of its product requirements through Fortron/Source and expects to increase these production levels due to cost advantages achieved through Chinese procurement. The Company believes that the facility in China complements its manufacturing facility in Guadalajara, Mexico since the facility in China allows the Company to produce power supplies with sufficient lead time at lower costs, while the Guadalajara facility will continue to manufacture power supplies that need a quick turnaround or modification.

SALES, MARKETING AND CUSTOMERS

     During 1997, the Company increased both its revenues and income before income taxes, from $13,835,008 and $1,822,634, respectively, in fiscal year 1996, to $18,884,259 and $2,426,790, respectively, in fiscal year 1997.



<PAGE10>


     Digital Power markets its products through a network of thirteen domestic and one Canadian independent manufacturers' representatives. Each representative organization is responsible for managing sales in a particular geographic territory. Generally, the representative has exclusive access to all potential customers in the assigned territory and is compensated by commissions at 5% of net sales after the product is shipped, received, and paid for by the customer. Typically, either the Company or the representative organization may terminate the agreement with 30 days' written notice.

     In certain territories, the Company has entered into agreements with 23 stocking distributors who buy and resell the Company's products. For the fiscal years ended December 31, 1997 and 1996, distributor sales accounted for 39.5% and 36.4%, respectively, of the Company's total sales. Over this same period, one distributor accounted for 24.9% and 21.3%, respectively, of total sales. In addition, international sales through stocking distributors accounted for less than 5% of the Company's sales. In general, the agreements with stocking distributors are subject to annual renewal and may be terminated upon 90 days' written notice. Although these agreements may be terminated by either party in the event a stocking distributor decides to terminate its agreement with the Company, the Company believes that it would be able to continue the sale of its products through direct sales to the customers of the stocking distributor. Further, and in general, stocking distributors are eligible to return 25% of their previous six-months' sales for stock rotation. For the past three years, stock rotations have not exceeded one percent of total sales.

     The Company has also entered into agreements with three private label customers who buy and resell the Company's products. Under these agreements, the Company sells its products to the private label company who then resells the products with its label to its customers. The Company believes that these private label agreements expand its market by offering the customer a second source for the Company's products. The private label agreements may be terminated by either party. Further, the private label agreement requires that any product subject to a private label be available for 5 years. For the years ended December 31, 1997 and 1996, private label sales accounted for 13.9% and 10.9%, respectively, of total sales.

     The Company's promotional efforts to date have included product data sheets, feature articles in trade periodicals, and trade shows. The Company's future promotional activities will likely include space advertising in industry-specific publications, a full-line product catalog, application notes, and direct mail to an industry-specific mail list.

     The Company's products are warranted to be free of defects for a period ranging from one to two years from date of shipment. No significant warranty returns were experienced in either 1997 or 1996. As of December 31, 1997, the Company's warranty reserve was $165,000.

COMPETITION

     The merchant power supply manufacturing industry is highly fragment and characterized by intense competition. The Company's competition includes over 500 companies located throughout the world, some of whom have advantages over the Company in terms of labor and component costs, and some of whom may offer products comparable in quality to those of the Company. Certain of the Company's competitors, including Computer Products, Inc. (now merged with Zytec Corporation), ASTEC America, and Lambda Electronics, have substantially greater fiscal and marketing resources and geographic presence than does the Company. If the Company continues to be successful in increasing its revenues,


<PAGE11>


competitors may notice and increase competition for the Company's customers. The Company also faces competition from current and prospective customers who may decide to design and manufacture internally the power supplies needed for their products. Furthermore, certain larger OEMs tend to contract only with larger power supply manufacturers. This factor could become more problematic to the Company if consolidation trends in the electronics industry continue and some of the OEMs to whom the Company sells its products are acquired by larger OEMs. To remain competitive, management believes that the Company must continue to compete favorably on the basis of value by providing advanced manufacturing technology, offering superior customer service and design engineering services, continuously improving quality and reliability levels, and offering flexible and reliable delivery schedules. The Company believes it has a competitive position with its targeted customers who need a high-quality, compact product which can be readily modified to meet the customer's unique requirements. However, there can be no assurance that the Company will continue to compete successfully in the power supply market.

RESEARCH AND DEVELOPMENT

     The Company's research and development efforts are primarily directed toward the development of new standard power supply platforms which may be readily modified to provide a broad array of individual models. Improvements are constantly sought in power density, modifiability, and efficiency, while the Company attempts to anticipate changing market demands for increased functionality, such as PFC and improved EMI filtering. Internal research is supplemented through the utilization of consultants who specialize in various areas, including component and materials engineering and electromagnetic design enhancements to improve efficiency, while reducing the cost and size of the Company's products. Product development is performed at Digital Power's headquarters in California by three engineers who are supported and assisted by five technicians. The Company's total expenditures for research and development were $866,787 and $630,079 for the years ended December 31, 1997 and 1996, respectively, and represented 4.59% and 4.55% of the Company's total revenues for the corresponding periods.

EMPLOYEES

     As of December 31, 1997, the Company had approximately 380 full-time employees, with 330 of these employed at its wholly-owned subsidiary Poder Digital located in Guadalajara, Mexico. The employees of Digital Power's Mexican operation are members of a national labor union, as are most employees of Mexican companies. The Company has not experienced any work stoppages at either of its facilities and believes its employee relations are good.

     As of March 16, 1998, Gresham Power had approximately 50 full-time employees.

GUADALAJARA, MEXICO FACILITY AND FOREIGN CURRENCY FLUCTUATIONS

     The Company produces substantially all of its products at its 16,000 square foot facility located in Guadalajara, Mexico. The products are then delivered to Fremont, California for testing and distribution. The Company believes that it has a good working relationship with its employees in Guadalajara, Mexico and has recently signed a five-year contract with the union representing the employees. In 1997, the Company entered into a "turnkey" manufacturing contract with a manufacturer located in China to produce its products in an attempt to reduce its dependence on its Mexican facility. At this time the purchase of products from the manufacturer located in China


<PAGE12>


accounts for approximately 10% of revenues and requires advance scheduling which affects the Company's ability to produce products quickly. However, if the Company's revenues grow as anticipated, the Company intends to manufacture more of its products utilizing the Chinese manufacturer. In the event that there is an unforeseen disruption at the Guadalajara production plant or with the Chinese manufacturer, such disruption may have an adverse effect on the Company's ability to deliver its products and may adversely affect the Company's financial operations.

     Further, the Guadalajara, Mexico facility conducts its financial operations using the Mexican peso. Therefore, due to financial conditions beyond the control of the Company, the Company is subject to monetary fluctuations between the U.S. dollar and Mexican peso. During fiscal 1997, the Company lost $19,846 as a result of fluctuations in the value of the Mexican peso against the dollar.

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

CUSTOMER CONCENTRATION

     For the fiscal year ended December 31, 1997, one OEM accounted for 24.4% of the Company's total revenues, and for the fiscal year ended December 31, 1996, one OEM accounted for 17.9% in the aggregate of total revenues. The one OEM account which accounted for 24.4% of the Company's total revenues for the fiscal year ended December 31, 1997 substantially contributed to the Company's increase in revenues for such period. As previously reported, the Company discontinued shipping product to this customer during the fourth quarter of 1997. See "Management's Discussion and Analysis or Plan of Operation". The loss of any other major OEM customers may have an adverse effect on the Company's revenues.

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


<PAGE13>


Company's customers, in the event that it affects all segments of the computer and other electronic industries, the growth of the Company could be adversely affected.

DEPENDENCE ON GUADALAJARA, MEXICO FACILITY; FOREIGN CURRENCY FLUCTUATIONS

     The Company produces substantially all of its products at its facility located in Guadalajara, Mexico. The products are then delivered to Fremont, California for testing and distribution. The Company believes that it has a good working relationship with its employees in Guadalajara, Mexico and has signed a five-year contract with the union representing the employees. The Company has also entered into a "turnkey" manufacturing contract with a manufacturer located in China to produce its products in an attempt to reduce its dependence on its Mexican facility. At this time the purchase of products from the manufacturer located in China accounts for approximately 10% of revenues and requires advance scheduling which affects the Company's ability to produce products quickly. However, if the Company's revenues grow as anticipated, the Company intends to manufacture more of its products utilizing the Chinese manufacturer. In the event that there is an unforeseen disruption at the Guadalajara production plant or with the Chinese manufacturer, such disruption may have an adverse effect on the Company's ability to deliver its products and may adversely affect the Company's financial operations.

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



<PAGE14>


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

     None.



<PAGE15>


                                PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(A) COMPARATIVE MARKET PRICES

     As of February 13, 1997, Digital Power's common stock was listed and traded on the American Stock Exchange ("AMEX") under the symbol "DPW". As of September 22, 1997, Digital Power's Redeemable Common Stock Purchase Warrants, which previously had been listed and trade on the NASDAQ SmallCap Market, became listed and traded on the AMEX under the symbol "DPWWS". The following tables set forth the high and low closing sale prices, as reported by AMEX and/or NASDAQ, for Digital Power's common stock and warrants for fiscal year 1997.

                             COMMON STOCK

PERIOD                                LOW        HIGH

Quarter ending March 31, 1997         $5.25      $8.50
Quarter ending June 30, 1997          $7.50      $10.25
Quarter ended September 30, 1997      $9.63      $11.38
Quarter ending December 31, 1997      $6.25      $9.75

               REDEEMABLE COMMON STOCK PURCHASE WARRANTS

PERIOD                                LOW        HIGH

Quarter ending March 31, 1997         $1.50      $3.75
Quarter ending June 30, 1997          $2.88      $5.00
Quarter ended September 30, 1997      $4.50      $6.13
Quarter ending December 31, 1997      $1.69      $4.63

(B) HOLDERS

     As of March 16, 1998, there were 2,700,685 shares of Digital Power common stock outstanding, held by 131 holders of record, not including shareholders whose shares are held in street name. As of the same date, there were 838,090 warrants outstanding, with 74 holders of record, not including warrantholders whose warrants are held in street name.

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



<PAGE16>


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

RESULTS OF OPERATIONS

     The table below sets forth certain statements of operations data as a percentage of revenues for the years ended December 31, 1997 and 1996.

                                                      YEARS ENDED DECEMBER 31

                                                        1997             1996

Revenues                                                100%             100%
Cost of goods sold                                     73.90             71.97
                                                       _____             _____
Gross margin                                           26.10             28.03

Selling, general and administrative                     8.44              9.20
Engineering and product development                     4.59              4.55
                                                       _____             _____
Total operating expense                                13.03             13.75
                                                       _____             _____
Operating income                                       13.07             14.28
Net interest expense                                     .11              1.06
Translation loss                                         .11               .05
                                                       _____             _____

Income before income taxes                             12.85             13.17

Provision (Benefit) for                                 5.43              4.79
 Income taxes                                          _____             _____

Net Income                                             7.42%             8.38%
                                                       _____             _____
Net Income applicable to common shareholders           7.42%             8.10%
                                                       _____             _____


     The following discussion and analysis should be read in connection with the Company's Consolidated Financial Statements and the notes thereto and other financial information included elsewhere in this report.


<PAGE17>


YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

REVENUES

     Revenues for the fiscal year ended December 31, 1997 increased by $5,049,251 or 36.5%, over the fiscal year ended December 31, 1996. This increase in revenues was due primarily to substantially increased sales to a single OEM and, to a lesser extent, to increased sales to the Company's 23 stocking distributors. The largest percentage of this increase, $2,451,518 (48.6%) was due to increased sales to distributors, OEM's accounted for $1,479,672 (29.3%) of the increase and the balance of $1,118,061 (22.1%) was generated by the Company's private label customers.

     As stated above, for the year ended December 31, 1997, one OEM accounted for 24.4% of the Company's total revenues, and for the year ended December 31, 1996, three OEMs accounted for 29.1% in the aggregate of total revenues. The one OEM account which accounted for 24.4% of the Company's total revenues for the year ended December 31, 1997 substantially contributed to the Company's increase in revenues for such period. During the latter part of the fourth quarter of 1997, this OEM discontinued the purchase of power supplies from the Company. No assurance can be given that the Company will be able increase sales of power supplies to other OEMs to offset the loss in sales to this OEM.

GROSS MARGINS

     Gross margins were 26.10% for the fiscal year ended December 31, 1997 compared to 28.03% for the fiscal year ended December 31, 1996. This slight decrease in gross margins can primarily be attributed to a significant increase in the sale of one model of power supply to a large OEM customer. The gross margins on such high volume orders is typically less than the margins on multiple smaller orders.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses increased by $321,642, from $1,272,123 for the fiscal year ended December 31, 1996, to $1,593,765 for the fiscal year ended December 31, 1997. The increase primarily related to greater production and increased sales of the Company's products, with an associated increase in the Company's payroll. As a percentage of revenues, however, selling, general and administrative expenses decreased from 9.2% for the year ended December 31, 1996 to 8.4% for the year ended December 31, 1997, since the increase in revenues during this period was greater than the increase in selling, general and administrative expenses.

ENGINEERING AND PRODUCT DEVELOPMENT

     Engineering and product development expenses were 4.59% of revenues for the year ended December 31, 1997, and 4.55% of revenues for the year ended December 31, 1996. This slight increase as a percentage of revenues was due to a slightly greater utilization of these resources.


<PAGE18>


INTEREST EXPENSE

     Net interest expense was 0.11% of revenues for the year ended December 31, 1997 and 1.06% of revenues for the year ended December 31, 1996. This decrease was primarily due to reduced borrowings and greater interest income from the investment of the proceeds from the Company's initial public offering.

TRANSLATION LOSS

     The primary currency of the Company's subsidiary, Poder Digital, is the Mexican peso. During 1997, the Company experienced a translation loss of $19,846 related to Poder Digital's operations using Mexican pesos, compared with a translation loss of $7,082 in 1996.

INCOME BEFORE INCOME TAXES

     Income before income taxes increased by $604,156 from $1,822,634 during 1996, to $2,426,790 in 1997. This substantial increase was primarily due to the increase in revenues from the sale of the Company's power supplies, which more than offset the increase in the Company's operating expenses.

INCOME TAX

     The Company's income tax expense was 5.43% of revenues for the year ended December 31, 1997, and 4.79% of revenues for the year ended December 31, 1996.

NET INCOME

     Net income was $1,400,790 in 1997 and $1,158,834 in 1996, an increase of $241,956, or 20.9%. Net income applicable to common shareholders for the years ended December 31, 1997 and 1996 was $1,400,790 and $1,120,765, respectively. The increase in net income was due to increased revenues and gross margins which more than offset increases in operating expenses.

     The Company does not believe that its business is seasonal.

LIQUIDITY AND CAPITAL RESOURCES

     Through December 31, 1997, the Company funded its operations primarily through revenues generated from operations, and proceeds from its December 1996 initial public offering. As of December 31, 1997, the Company had cash and cash equivalents of $2,205,282, and working capital of $7,050,114. This compares with cash and cash equivalents of $2,955,299 and working capital of $4,476,555 at December 31, 1996. The increase in working capital for the year ended December 31, 1997, is primarily due to an increase in receivables, inventory, prepaid expenses, deferred income taxes and accounts payable and a decrease in other accrued liabilities. Cash used in (provided by) operating activities for the Company totaled $80,252 and $(559,016) for the year ended December 31, 1997 and 1996, respectively. Cash used in investing activities consisted of expenditures for the purchase of production and testing equipment. Such expenditures increased to $388,825 during the year ended December 31, 1997, from $308,213 during the year ended December 31, 1996. For the year ended December 31, 1997, cash used in financing activities included net reduction in borrowings of $1,481,921 offset by proceeds of $1,220,828 from the


<PAGE19>


sale of common stock, warrants, and the exercise of stock options. During the year ended December 31, 1997, the Company's line of credit and bank loans, other than the ESOP, were paid in full. During the year ended December 31, 1996, cash provided in financing activities included net borrowings from the Company's line of credit of $273,185, proceeds from the sale of common stock and warrants of $2,276,905, net reduction on notes and capital leases of $45,441 and proceeds of $9,011 from the exercise of stock options, offset by debenture repayment of $5,000.

     The Company is a guarantor of a $500,000 term loan granted to the Company's employee stock ownership plan ("ESOP"). The $500,000 term loan is included in the total amount of the Company's bank borrowings as of December 31, 1997 stated in the preceding paragraph. The $500,000 is due in June 2001 and bears interest at 10.5% per annum. Proceeds from the loan were used to acquire the Company's common stock by the ESOP. Principal and interest on the loan will be paid by the ESOP through contributions made by the Company to the ESOP in the amount of approximately $10,750 per month. This amount will be a monthly deduction against revenues through June 2001.

     For fiscal year 1998, the Company intends to upgrade the computer system in its Gresham Power subsidiary and install automated test equipment (ATE's) in its Mexican facility at an approximate total cost of $250,000. The Company intends to fund the purchase from working capital. No other material expenditures are anticipated during 1998.

     IMPACT OF THE YEAR 2000 ISSUE. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's, or its suppliers' and customers' computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company has recently acquired new software and has been informed by its suppliers that such software used by the Company is Year 2000 compliant. The software from these suppliers is used in major areas of the Company's
operations such as   for   financial,   sales,  warehousing  and administrative
purposes.  The Company has no internally generate software.   Inconnection  with
the acquisition of Gresham Power, the Company has determined that Gresham Power's existing software will not be Year 2000 compliant, and, as discussed in the Liquidity and Capital Resources section, intends to acquire new software to
address  the  Year 2000 issue.   Other than Gresham Power and after reasonable
investigation, the Company has  not  yet identified any other Year 2000 problem
but will continue to monitor the issue.   However, there can be no assurances
that the Year 2000 problem will not occur with respect to the Company's computer systems.

     Neither the Company nor its subsidiary have initiated formal communications with significant suppliers and large customers to determine the extent to which those third parties' failure to remedy their own Year 2000 Issues would materially effect the Company and its subsidiaries. The Company has not received any indication from its suppliers and large customers that the Year 2000 Issue may materially effect their ability to conduct business and the Company has no current plans to formally undertake such an assessment.



<PAGE20>


ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements of the Company, including the notes thereto and report of the independent auditors thereon, are attached hereto as exhibits following page number 21.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

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


<PAGE21>


4.3  Representative's Warrant*
10.1 Revolving Credit Facility with San Jose National Bank*
10.2 KDK Contract*
10.3 Agreement with Fortron/Source Corp.*
10.4 Employment Agreement With Robert O. Smith**
10.5 1997 Stock Option Plan*
10.6 Gresham Power Asset Purchase Agreement***
16.1 Letter on Changes in Certifying Accountants*
21.1 List of Subsidiaries of Issuer*

* Previously filed with Commission on October 16, 1996 to the Company's Registration Statement on Form SB-2.
** Previously filed with Commission on December 3, 1996 to the Company's Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2.
*** Previously filed with Commission on February 2, 1998 to the Company's Form 8-K.

(B)  REPORTS ON FORM 8-K

     Form 8-K filed on February 2, 1998 with respect to Gresham Power acquisition.


<PAGE22>


                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DIGITAL POWER CORPORATION,
                                      A CALIFORNIA CORPORATION


                                      ROBERT O. SMITH
                                      __________________________________
                                      Robert O. Smith,
                                      Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                                     DATE


ROBERT O. SMITH                                March 31, 1998
________________________________________
Robert O. Smith, Chief Executive Officer
(Principal Executive Officer)


PHILIP G. SWANY                                March 31, 1998
________________________________________
Philip G. Swany, Chief Financial Officer
(Principal Accounting and
Financial Officer)


EDWARD L. LAMMERDING                           March 31, 1998
________________________________________
Edward L. Lammerding,
Chairman of the Board


THOMAS W. O'NEIL                               March 31, 1998
________________________________________
Thomas W. O'Neil, Jr., Director


PHILIP M. LEE                                  March 31, 1998
________________________________________
Philip M. Lee, Director


CLAUDE ADKINS                                  March 31, 1998
________________________________________
Claude Adkins, Director

                       DIGITAL POWER CORPORATION
                            AND SUBSIDIARY

                        Financial Statements
                         For the Years Ended
                     December 31, 1997 AND 1996


<PAGEF-1>


              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






                                                                      PAGE

INDEPENDENT AUDITOR'S REPORT...........................................F-2

CONSOLIDATED BALANCE SHEET - December 31, 1997.........................F-3

CONSOLIDATED STATEMENTS OF INCOME - For the Years
     Ended December 31, 1997 and 1996..................................F-4

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - For the Years Ended
     December 31, 1997 and 1996........................................F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS - For the Years
     Ended December 31, 1997 and 1996..................................F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.............................F-8



<PAGEF-2>

                         INDEPENDENT AUDITOR'S REPORT






To the Stockholders and Board of Directors
Digital Power Corporation and Subsidiary
Fremont, California



We have audited the accompanying consolidated balance sheet of Digital Power Corporation and Subsidiary as of December 31, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Power Corporation and Subsidiary as of December 31, 1997, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.



HEIN + ASSOCIATES LLP


HEIN + ASSOCIATES LLP
Certified Public Accountants



Orange, California
March 13, 1998


<PAGEF-3>

                   DIGITAL POWER CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET
                                                                    DECEMBER 31,
                                                                        1997
                                  ASSETS
CURRENT ASSETS:
     Cash                                                           $ 2,205,282
     Accounts receivable - trade, net of allowance
       for doubtful accounts of $235,000                              2,976,003
     Other receivables                                                  193,432
     Inventories, net                                                 3,969,189
     Prepaid expenses and deposits                                      129,250
     Deferred income taxes                                              103,905
                                                                    ___________
          Total current assets                                        9,577,061

PROPERTY AND EQUIPMENT, net                                             868,133

DEPOSITS                                                                 17,260
                                                                    ___________
TOTAL ASSETS                                                        $10,462,454
                                                                    ___________
                                                                    ___________

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long-term debt                              $    99,967
     Current portion of capital lease obligations                        13,093
     Accounts payable                                                 1,702,685
     Accrued liabilities                                                711,202
                                                                    ___________
          Total current liabilities                                   2,526,947

LONG-TERM DEBT, less current portion                                    225,456

OBLIGATIONS UNDER CAPITAL LEASE, less current portion                     5,108

DEFERRED INCOME TAXES                                                    32,227

COMMITMENTS AND CONTINGENCIES (Notes 6, 7, 10, and 11)                     -
                                                                    ___________
          Total liabilities                                           2,789,738
                                                                    ___________

STOCKHOLDERS' EQUITY:
     Preferred stock issuable in series, no par value,
       2,000,000 shares authorized, no shares issued and
       outstanding                                                         -
     Common stock, no par value, 10,000,000 shares
       authorized, 2,694,485 shares issued and outstanding            8,856,489
     Warrants                                                            97,363
     Additional paid-in capital                                         333,227
     Accumulated deficit                                             (1,288,940)
     Unearned employee stock ownership plan shares                     (325,423)
                                                                    ___________
     Total stockholders' equity                                       7,672,716
                                                                    ___________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $10,462,454
                                                                    ___________
                                                                    ___________

         SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.


<PAGEF-4>


                   DIGITAL POWER CORPORATION AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME


                                                          FOR THE YEARS ENDED
                                                              DECEMBER 31,
                                                          1997          1996

REVENUES                                            $18,884,259     $13,835,008
COST OF GOODS SOLD                                   13,955,529       9,956,763
                                                    ___________      ___________
     Gross margin                                     4,928,730       3,878,245
                                                    ___________     ___________

OPERATING EXPENSES:
     Engineering and product development                866,787         630,079
     Marketing and selling                              665,235         497,345
     General and administrative                         928,530         774,778
                                                    ___________     ___________
          Total operating expenses                    2,460,552       1,902,202
                                                    ___________     ___________

INCOME FROM OPERATIONS                                2,468,178       1,976,043
                                                    ___________     ___________

OTHER INCOME (EXPENSE):
     Interest income                                     47,415          13,785
     Interest expense                                   (68,957)       (160,112)
     Translation loss                                   (19,846)         (7,082)
                                                    ___________     ___________

     Other income (expense)                             (41,388)       (153,409)
                                                    ___________     ___________

INCOME BEFORE INCOME TAXES                            2,426,790       1,822,634

PROVISION FOR INCOME TAXES                            1,026,000         663,800

                                                    ___________     ___________

NET INCOME                                          $ 1,400,790     $ 1,158,834
                                                    ___________     ___________
                                                    ___________     ___________

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS        $ 1,400,790     $ 1,120,765
                                                    ___________     ___________
                                                    ___________     ___________

NET INCOME PER COMMON SHARE:
     Basic                                          $       .54     $       .82
                                                    ___________     ___________
                                                    ___________     ___________
     Diluted                                        $       .41     $       .62
                                                    ___________     ___________
                                                    ___________     ___________

      SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

<PAGEF-5>


                   DIGITAL POWER CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                             ADDITIONAL                               TOTAL
                              PREFERRED STOCK    COMMON STOCK                 PAID-IN    ACCUMULATED     ESOP     STOCKHOLDERS'
                             SHARES    AMOUNT   SHARES  AMOUNT     WARRANTS   CAPITAL      DEFICIT      SHARES        EQUITY

BALANCES, January 1, 1996    415,302 $ 747,569    963,722 $4,261,923 $    -    $136,399    $(3,459,310)  $     -    $1,686,581

Dividend on preferred
  stock                                           216,229    389,213      -        -          (389,254)        -           (41)
Conversion of preferred
  stock                     (415,302) (747,569)   415,302    747,569      -        -              -            -          -
Exercise of stock
  options                       -         -        18,022      9,011      -        -              -            -         9,011
ESOP loan and shares
  purchased                     -         -          -          -         -        -              -        (500,000)  (500,000)
Contribution to the ESOP        -         -          -          -         -        -              -          38,872     38,872
Compensation costs
  recognized upon issuance
  of warrants                   -         -          -          -       12,500     -              -            -        12,500
Sale of common stock and
  warrants, net of expenses     -         -       750,000  2,222,530    54,375     -              -            -     2,276,905
Net income                      -         -          -          -         -        -         1,158,834         -     1,158,834
                            _________  ________   _______  _________   _______  ______      __________    _________  _________


BALANCES, December 31,
  1996                          -         -     2,363,275  7,630,246    66,875  136,399     (2,689,730)    (461,128) 4,682,662
Sale of common stock and
  warrants, net of
  expenses                      -         -       150,000    484,122     8,256     -              -            -       492,378
Exercise of stock options       -         -        55,500     99,900      -        -              -            -        99,990
Exercise of warrants            -         -       125,710    642,221   (13,671)    -              -            -       628,550
Contribution to the ESOP        -         -          -          -         -        -              -         135,705    135,705
Compensation recognized
  upon issuance of
  warrants                      -         -          -          -       35,903     -              -            -        35,903
Income tax benefit
  arising from employee
  stock option plans            -         -          -          -         -     196,828           -            -       196,828
Net income                      -         -          -          -         -        -         1,400,790         -     1,400,790
                           _________  ________   ________   ________   _______  _______    ___________  ___________  _________


BALANCES, December 31,
  1997                          -     $   -      2,694,485  $8,856,489 $97,363  $333,227   $(1,288,940) $  (325,423) $7,672,716
                           _________  ________   _________  __________ _______  ________   ____________ ____________ __________
                           _________  ________   _________  __________ _______  ________   ____________ ____________ __________

              SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.


<PAGEF-6>

                 DIGITAL POWER CORPORATION AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         FOR THE YEARS ENDED
                                                             DECEMBER 31,
                                                          1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $  1,400,790     $1,158,834
                                                    ____________     __________
  Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities:
    Depreciation and amortization                        174,047        112,538
    Deferred income taxes                                (18,678)       326,856
    Warranty expense                                      30,000         75,000
    Inventory reserve                                   (100,000)       (50,000)
    Contribution to ESOP                                 135,705         38,872
    Bad debt expense                                      65,000         50,000
    Compensation costs recognized upon issuance
      of warrants                                         35,903         12,500
    Income tax benefit related to options
      exercised                                          196,828           -
    Foreign currency translation adjustment               19,846          7,082
  Changes in operating assets and liabilities:
    Accounts receivable                                 (601,480)      (873,026)
    Other receivables                                    (43,310)       (92,264)
    Inventory                                         (1,036,860)    (1,225,103)
    Prepaid expenses                                    (100,515)          (943)
    Other assets                                             168            936
    Accounts payable                                     281,916        289,183
    Other accrued liabilities                           (519,612)       728,551
                                                      __________      _________
    Net adjustments                                   (1,481,042)      (599,818)
                                                      __________      _________
    Net cash provided by (used in) operating
      activities                                         (80,252)       559,016
                                                      __________      _________

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                 (388,825)      (408,213)
    Sale of temporary investment                            -           100,000
                                                      __________       ________
    Net cash used in investing activities               (388,825)      (308,213)



                                        (continued)


<PAGEF-7>


                  DIGITAL POWER CORPORATION AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (continued)


                                                             FOR THE YEARS ENDED
                                                                DECEMBER 31,
                                                             1997        1996

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock and
      warrants                                            492,378     2,276,905
    Proceeds from exercise of stock options
      and warrants                                        728,450         9,011
     Payments of preferred stock dividend                    -              (41)
     Proceeds from notes payable                             -           50,000
     Principal payments on notes payable                 (271,185)      (83,392)
     Principal payments on capital lease
       obligations                                        (13,406)      (12,008)
     Payment of debenture                                    -           (5,000)
     Proceeds from line of credit                       1,990,964    12,530,000
     Principal payments on line of credit              (3,188,294)  (12,256,815)
                                                       __________   ___________
       Net cash provided by (used in) financing
         activities                                      (261,093)    2,508,660
                                                       __________   ___________

EFFECT OF EXCHANGE RATE CHANGES ON CASH                   (19,846)       (7,082)
                                                       __________   ___________

NET (DECREASE) INCREASE IN CASH                          (750,016)    2,752,381

CASH AND CASH EQUIVALENTS, beginning of period          2,955,298       202,917
                                                       __________   ___________
CASH AND CASH EQUIVALENTS, end of period               $2,205,282   $ 2,955,298
                                                       __________   ___________
                                                       __________   ___________

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash payments for:
       Interest                                        $   74,874   $  152,716
                                                       __________   __________
                                                       __________   __________
       Income taxes                                    $1,017,402   $  171,214
                                                       __________   __________
                                                       __________   __________
     Non-cash investing and financing
       transactions:
       Conversion of preferred stock
         to common stock                               $     -      $  747,569
                                                       __________   __________
                                                       __________   __________
       Preferred stock dividend of common stock              -      $  389,213
                                                       __________   __________
                                                       __________   __________
       Notes payable for unearned employee
         stock ownership plan shares                   $     -      $  500,000
                                                       __________   __________
                                                       __________   __________


          SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.


<PAGEF-8>

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

     INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out) or market.

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

     REVENUE RECOGNITION - Sales revenue is recognized when the products are shipped to customers, including distributors. Customers receive a one or two year product warranty and certain sales to distributors are subject to a limited right of return. The Company provides a reserve for estimated warranty costs and a reserve for estimated product returns.

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


<PAGEF-9>

             DIGITAL POWER CORPORATION AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     EARNINGS PER SHARE - In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128,
     "Earnings per  Share"  (FASB128).   FASB128  provides for the calculation
     of "basic" and "diluted" earnings per share versus primary and fully diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company has implemented this statement for the current year and has appropriately reflected the adoption in the statement of operations. The results
     of  operations  and  financial  position  were  unaffected   by   this
     implementation.

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

     IMPAIRMENT OF LONG-LIVED ASSETS - In the event that facts and circumstances indicate that the cost of long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

     STOCK-BASED COMPENSATION - The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB25) and related interpretations in accounting for its employee stock options. In accordance with FASB Statement No. 123 "Accounting for Stock-Based Compensation" (FASB123), the Company will disclose the impact of adopting the fair value accounting of employee
     stock  options.   Transactions in equity instruments with non-employees for
     goods or services have been accounted for using the fair value method prescribed by FASB123.

     CONCENTRATIONS OF CREDIT RISK - Credit Risk represents the accounting loss that would be recognized at the reporting date if counterparties failed
     completely to perform as  contracted.   Concentrations  of  credit risk
     (whether on or off balance  sheet)  that  arise from financial instruments
     exist  for  groups  of customers  or  groups  of  counterparties   when
     they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions. In accordance with FASB Statement No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT


<PAGEF-10>


                  DIGITAL POWER CORPORATION AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     RISK, the credit risk amounts shown, in Note 11, do not take into account the value of any collateral or security.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The estimated fair values for financial instruments under FASB Statement No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, are determined at discrete points in
     time based on relevant market information.   These  estimates  involve
     uncertainties  and cannot  be  determined  with precision.   The estimated
     fair values of the Company's financial instruments, which includes all cash, accounts receivables, accounts payable, long-term debt, and other debt, approximates the carrying value in the consolidated financial statements at December 31, 1997.

     IMPACT OF RECENTLY ISSUED STANDARDS - The FASB recently issued Statement of Financial Accounting Standards 130 "Reporting Comprehensive Income" (FASB130) and Statement of Financial Accounting Standards 131 "Disclosures About Segments of an Enterprise and Related Information" (FASB131). FASB130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, FASB130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. FASB131 supersedes Statement of Financial Accounting Standards 14 "Financial Reporting for Segments of a Business Enterprise." FASB131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. FASB131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     FASB130 and FASB131 are effective for financial statement for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on the future financial statement disclosures.
     Results   of  operations  and financial  position,  however,  will be unaffected by implementation  of  these standards.

     RECLASSIFICATIONS - Certain reclassifications have been made to prior year to conform to current year presentation.



<PAGEF-11>

             DIGITAL POWER CORPORATION AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   INVENTORY:

     Inventory consists of the following as of December 31, 1997:

       Raw materials                                             $ 2,874,226
       Work-in-process                                             1,181,656
       Finished goods                                                163,307
                                                                 ___________
                                                                   4,219,189
       Allowance for obsolescence                                   (250,000)
                                                                 ___________
                                                                 $ 3,969,189
                                                                 ___________
                                                                 ___________


4.   PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following at December 31, 1997:

       Machinery and equipment                                   $ 1,282,083
       Office equipment and furniture                                430,869
       Leasehold improvements                                        169,801
       Transportation equipment                                        3,168
                                                                 ___________
                                                                   1,885,921
       Accumulated depreciation and amortization                  (1,017,788)
                                                                  ___________
                                                                  $  868,133
                                                                  __________
                                                                  __________


5.   ACCRUED LIABILITIES:

     At December 31, 1997, accrued liabilities consists of the following:

       Accrued payroll and benefits                               $   171,449
       Accrued commissions and royalties                              127,302
       Accrued warranty and product returns expense                   265,000
       Other                                                          147,451
                                                                  ___________
                                                                  $   711,202
                                                                  ___________
                                                                  ___________


<PAGEF-12>

             DIGITAL POWER CORPORATION AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   LONG-TERM DEBT:

     As of December 31, 1997, long-term debt consisted of an Employee Stock Ownership Plan loan, for which the current portion equalled $99,967 and the long-term portion equaled $225,456. See Note 12 for details.

     Aggregate maturities of long-term debt are due as follows:

                      YEARS ENDING
                      DECEMBER 31,                       AMOUNT
                          1998                         $  99,967
                          1999                           110,984
                          2000                           114,472
                                                       _________
                                                       $ 325,423
                                                       _________
                                                       _________

     As of December 31, 1997, the Company had a revolving line of credit agreement with a financial institution. The agreement provides for borrowings up to 80% of eligible accounts receivable not to exceed $1,500,000. The agreement calls for interest to be paid at the bank's prime rate plus one percent. No amounts were outstanding at December 31, 1997.

     Under the terms of the revolving line of credit agreement, the Company is required to maintain working capital of not less than $800,000, a debt to worth ratio less than 2.5 to 1.0, and a minimum tangible net worth of not less than $1,500,000. As of December 31, 1997 the Company was in compliance with all terms of the revolving line of credit agreement.

     Subsequent to year-end, the Company entered into a new revolving line of credit agreement with the same financial institution. The new agreement provides for borrowings up to 80% of eligible accounts receivable plus 20% of inventory or $500,000, whichever is less, not to exceed a total of $3,000,000. Interest is to be paid monthly at the bank's prime rate. The new financial covenants call for the Company to have a quarterly profits, maintain a debt to worth ratio less than 1.0 to 1.0, and a minimum tangible net worth of $6,000,000. At signing the Company was in compliance with all covenants.

7.   CAPITAL LEASE OBLIGATIONS:

     The Company leases certain equipment under agreements classified as capital leases. The cost of the equipment related to the leases is $54,332 and accumulated depreciation amounts to $36,174 at December 31, 1997.


<PAGEF-13>

             DIGITAL POWER CORPORATION AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Following is a schedule of future minimum lease payments under capital leases at December 31, 1997:

                      YEARS ENDING
                      DECEMBER 31,                          AMOUNT
                          1998                            $ 14,689
                          1999                               5,282
                                                          ________
          Total future minimum lease payments               19,971
          Less amount representing interest                 (1,770)
                                                          ________
          Present value of net minimum lease payments       18,201
          Less current portion                             (13,093)
                                                          ________
                                                          $  5,108
                                                          ________
                                                          ________



8.   STOCKHOLDERS' EQUITY:

                                 COMMON STOCK

     In December, 1996, the Company completed a public offering of 750,000 shares of its common stock along with 500,000 warrants, at a public offering price of $4.00 per share and $.125 per warrant.

     As part of the public offering, the underwriter was allocated an additional 150,000 shares at $4.00 per share and 75,000 warrants at $.125 per warrant to cover over-allotments, if any. On January 8, 1997, the underwriter exercised and sold the over allotment shares and warrants for net proceeds of $492,378.

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


<PAGEF-14>

             DIGITAL POWER CORPORATION AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     In May, 1993, the Company issued options to purchase 237,500 shares of its common stock at $1.80 per share. Such options are subject to a four year vesting plan. The exercise price of $1.80 per share approximated the fair market value at the date of grant. During the year ended December 31, 1997, 55,500 of such options were exercised.

     In May, 1996, the  Company  adopted the 1996 Stock Option Plan covering
     513,000 shares.   Under the plan, the  Company  can  issue either incentive
     or non-statutory stock options. The price of the options granted pursuant to the plan will not be less than 100% of the fair market value of the shares on the date of grant. The board of directors will decide the vesting period of the options, if any, and no option will be exercisable after ten years from the date granted. Immediately thereafter, the Company issued options to purchase 275,500 shares of its common stock
     at $1.80  per  share.   Such  options become 100%  vested  two  years after
     issuance. The exercise price was based upon a letter from its investment banker as to the fair market value of such options based upon their terms, conditions and restrictions. During the year ended December 31, 1997, 27,000 of such options were forfeited.

     On January 2, 1997, the Company granted 100,000 options to purchase the Company's stock to the president of the Company, in accordance with his employment agreement. The exercise price of $5.4375 per share was equal to the fair market value on the date of grant.

     On February 4, 1997, the Company granted 28,000 options with an exercise price of $6.625 per share, which was equal to the fair market value on the date of grant, to certain employees to purchase the Company's stock. The options vest over 4 years at 25% per year.

     On November 4, 1997, the Company granted 10,000 options with an exercise price of $7.125 per share, which was equal to the fair market value on the date of grant, to an employee, to purchase the Company's stock. The options vest over 4 years at 25% per year.


<PAGEF-15>

             DIGITAL POWER CORPORATION AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth activity for all options:

                                                                    AVERAGE
                                                                EXERCISE PRICE
                                                   NUMBER          PER SHARE
 OUTSTANDING, January 1, 1996                      342,422      $ .50 - $1.80
   Granted                                         275,500               1.80
   Forfeited                                        (2,500)              1.80
   Exercised                                       (18,022)               .50
                                                  ________      _____________
 BALANCE, December 31, 1996                        597,400      $ .50 - $1.80
   Granted                                         138,000               5.80
   Forfeited                                       (27,000)              3.23
   Exercised                                       (55,500)              1.80
                                                  ________      _____________

 BALANCE, December 31, 1997                        652,900      $        2.41
                                                  ________      _____________
                                                  ________      _____________

At December 31, 1997 and 1996 options to purchase 366,400 and 265,025 shares, respectively, were exercisable at prices ranging from $.50 to $1.80 per share. The remaining 286,500 shares become exercisable as follows:


                                                                     WEIGHTED
                                                    NUMBER OF         AVERAGE
                    YEAR ENDING DECEMBER 31,          SHARES      EXERCISE PRICE
                              1998                   264,000         $  1.94
                              1999                     7,500            6.79
                              2000                     7,500            6.79
                              2001                     7,500            6.79
                                                     _______         _______

                                                     286,500         $  2.32
                                                     _______         _______
                                                     _______         _______


<PAGEF-16>

             DIGITAL POWER CORPORATION AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If not previously exercised the outstanding options will expire as follows:

                                                                   WEIGHTED
                                                    NUMBER OF       AVERAGE
                    YEAR ENDING DECEMBER 31,          SHARES     EXERCISE PRICE
                              2003                   266,400        $ 1.38
                              2004                      -              -
                              2005                      -              -
                              2006                   256,500          1.80
                              2007                   130,000          5.75
                                                     _______        ______
                                                     652,900        $ 2.41
                                                     _______        ______
                                                     _______        ______

                                 WARRANTS

The following represents all activity that took place with regards to warrants issued:

                                                                     AVERAGE
                                                                 EXERCISE PRICE
                                                      NUMBER        PER SHARE
 OUTSTANDING, January 1, 1996                           -             $ -
   Sold                                              500,000           5.00
   Granted                                           350,000           4.96
   Exercised                                            -               -
   Expired                                              -               -
                                                     _______          _____

 BALANCE, December 31, 1996                          850,000          $4.99
   Sold                                               75,000           5.00
   Granted                                            15,000           6.75
   Exercised                                         125,710           5.00
   Expired                                              -               -
                                                     _______          _____

BALANCE, December 31, 1997                           814,290          $5.02
                                                     _______          _____
                                                     _______          _____

Compensation cost related to the warrants granted for outside services amounted to $35,903 and $12,500 for the years ended December 31, 1997 and 1996, respectively. The warrants expire three years after the grant date.


<PAGEF-17>

             DIGITAL POWER CORPORATION AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           PROFORMA INFORMATION

As stated in Note 2, the Company has not adopted the fair value accounting prescribed by FASB123 for employees. Had compensation cost for stock options or warrants issued to employees been determined based on the fair value at grant date for awards in 1997 and 1996 consistent with the provisions of FASB123, the Company's net income and net income per share would have been reduced to the proforma amounts indicated below:


                                                      1997            1996
Net Income                                        $1,159,540       $1,133,473
Net income per common share:
  Basic                                           $      .45       $      .67
  Diluted                                         $      .34       $      .61

The fair value of each option or warrant is estimated on the date of grant using the present value of the exercise price and is pro-rated based on the percent of time from the grant date to the end of the vesting period. The weighted-average fair value of the options on the grant date was $5.80 and $1.50 per share for 1997 and 1996, respectively. The following assumptions were used for grants in 1997 and 1996: average risk-free interest rate of 5.8% and 6.17%, respectively; expected lives of two years; dividend yield of 0%; and expected volatility of 56.8% and 0%, respectively.



<PAGEF-18>

             DIGITAL POWER CORPORATION AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   EARNINGS PER SHARE:

The following represents the calculation of the earnings per share:

                                               FOR THE YEARS ENDED
                    BASIC                       1997           1996
Net income                                   $1,400,790     $1,158,834
Less - preferred stock dividends                   -            38,069
                                             __________     __________
Net income applicable to common
  shareholders                               $1,400,790     $1,120,765
                                             __________     __________
                                             __________     __________
Weighted average number of common shares      2,577,889      1,367,843
                                             __________     __________
                                             __________     __________
Basic earnings per share                     $      .54     $      .82
                                             __________     __________
                                             __________     __________

                  DILUTED
Net income available to common
  shareholders                               $1,400,790     $1,120,765
Preferred stock dividend                           -            38,069
                                             __________     __________
Net income available to common
  shareholders plus assumed conversion       $1,400,790     $1,158,834
                                             __________     __________
                                             __________     __________
Weighted average number of common shares 2,577,889 1,367,843 Common stock equivalent shares representing shares issuable upon
  exercise of stock options                    487,237         323,293
Common stock equivalent shares
  representing shares issuable upon
  exercise of warrants                         355,252            -
Weighted average number of shares issuable
  upon conversion of preferred stock              -            171,810
                                            __________      __________
Weighted average number of shares used in
  calculation of diluted income per share    3,420,378       1,862,946
                                            __________      __________
                                            __________      __________
Diluted earnings per share                  $      .41      $      .62
                                            __________      __________
                                            __________      __________


<PAGEF-19>

             DIGITAL POWER CORPORATION AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  COMMITMENTS:

                                    LEASES

The Company  leases office space in California, and a manufacturing facility in
Guadalajara, Mexico  under  operating  leases.   The total future minimum lease
payments are as follows:


                          YEARS ENDING
                          DECEMBER 31,                         AMOUNT
                              1998                           $108,880
                              1999                            109,174
                              2000                            112,579
                              2001                             10,378
                                                             ________
                                                             $341,011
                                                             ________
                                                             ________

Lease payments on the manufacturing facility in Mexico are to be made in Mexican Pesos. The above schedule was prepared using the conversion rate in effect at December 31, 1997. Changes in the conversion rate will have an impact on the Company's required minimum payments and its operating results. Additionally, lease payments on the facility in Mexico will increase on an annual basis in proportion to the increase in the minimum wage in the Guadalajara, Mexico area.

Rent expense was $117,341 and $119,106 for 1997 and 1996, respectively.

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

As of December 31, 1997 and 1996, the Company had sold approximately $14,853,000 and $14,476,000 of product subject to this agreement.

If the Company sells an additional $5,147,000 of these products after December 31, 1997, the Company is required to grant 100,000 shares of common stock to the third party in the royalty agreement. Due to changing market demand, the Company's management currently expects to replace these products with products it is in the process of designing, and Company's management believes the Company will therefore not have to grant the 100,000 shares of common stock.


<PAGEF-20>

             DIGITAL POWER CORPORATION AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company sold approximately $377,000 and $847,000 of these products in 1997 and 1996, respectively, and had royalty expenses of approximately $18,800 and $42,300 for 1997 and 1996, respectively.

                             EMPLOYMENT AGREEMENT

The Company has an employment contract with its President/CEO which terminates on December 31, 1999. Under the terms of the employment contract, he shall serve as president and chief executive officer of the Company and his salary shall be $150,000 per annum effective January 1, 1997, increasing in an amount to be determined by the employee and the Board such that he shall receive $200,000 per annum by January 1, 1999. In addition, pursuant to the contract, he shall have the right to receive on the first day of each January during the term of his contract options to acquire 100,000 shares of Common Stock at the lower of market value per share as of such date or the average per share bid price for the first six months beginning from the date of grant of this option. Finally, pursuant to the employment contract, in the event there is a change in control of the Company, the employee shall be granted a five year consulting contract at $200,000 per year.


11. SIGNIFICANT CONCENTRATIONS OF CREDIT RISK, MAJOR CUSTOMERS AND OTHER RISKS AND UNCERTAINTIES:

Sales to unaffiliated customers which represent more than 10% of the Company's net sales for 1997 and 1996 were as follows (customers A & C are distributors):


           CUSTOMER                   1997                1996
              A                        25%                 21%
              B                        14%                 11%
              C                        24%                 18%


The Company operates primarily in one industry segment: the manufacture and sale of switching power supplies. Additionally, most of the Company's sales are to customers located in California. Financial instruments that subject the Company to credit risk consist primarily of accounts receivable. The Company frequently sells large quantities of inventory to its customers. At December 31, 1997, approximately $2,259,681 or 70.4% of the Company's net accounts receivable were due from six customers.

As of December 31, 1997, the Company maintained cash in banks that was approximately $1,995,800 in excess of the federally insured limit.


<PAGEF-21>


             DIGITAL POWER CORPORATION AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  EMPLOYEE BENEFIT PLANS:

                          401(K) PROFIT SHARING PLAN

The Company has a 401(k) profit sharing plan (the "Plan") covering substantially all employees of DPC. Eligible employees may make voluntary contributions to the Plan, which are matched by the Company at a rate of $.25 for each $1.00 contributed, up to a maximum of six percent of eligible compensation. The Company can also make discretionary contributions. The Company made matching contributions to the Plan of $19,625 and $11,844 for 1997 and 1996, respectively. The Board of Directors of DPC elected not to make a discretionary contribution to the Plan for 1997 or 1996.

                       EMPLOYEE STOCK OWNERSHIP PLAN

The Company also has an employee stock ownership plan (the "ESOP") covering substantially all employees of DPC. The Company can make discretionary contributions of cash or company stock (as defined in the ESOP plan document) up to deductible limits prescribed by the Internal Revenue Code.

Effective June 13, 1996, the ESOP obtained a $500,000 loan guaranteed by the Company for the purpose of acquiring common stock of the Company from existing stockholders. The loan bears interest at 10.5% per annum and requires monthly payments of principal and interest of $10,784 through June 2001. The balance at December 31, 1997 was $325,423. Immediately upon the funding of the loan, the ESOP purchased approximately 154,000 shares of the Company's common stock from existing shareholders. The Company is required to contribute amounts to the plan to sufficiently cover the debt payments. Contributions to the plan in 1997 and 1996 totaled $179,416 and $116,308, respectively.

In accordance with the AICPA Statements of Position 93-6 entitled "Employers Accounting for Employee Stock Ownership Plans", the Company has recorded the $500,000 loan as debt on its books with a corresponding charge to stockholder's equity.



<PAGEF-22>

             DIGITAL POWER CORPORATION AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  INCOME TAXES:

Income tax expense (benefit) is comprised of the following:


                                              FOR YEARS ENDED
                                          1997               1996
Current
  Federal                             $  808,978          $ 133,052
  State                                  235,700            203,892
                                      __________          _________
                                       1,044,678            336,944
Deferred
  Federal                                (15,135)           238,073
  State                                   (3,543)            88,783
                                      __________          _________
                                         (18,678)           326,856
                                      __________          _________
Income tax expense                    $1,026,000          $ 663,800
                                      __________          _________
                                      __________          _________

The components of the net deferred tax asset and liability recognized as of December 31, 1997 are as follows:



Current deferred tax assets (liabilities):

  Accounts receivable, principally due to allowance
    for doubtful accounts                                       $   94,324
  Compensated absences, principally due to accrual
    for financial reporting purposes                                37,082
  Accrued commissions                                               14,309
  Inventory reserve                                                100,345
  Warranty reserve                                                  66,228
  Stock rotation liability                                          40,138
  Book compensation for stock options                               14,411
  Effect of change in accounting method                           (328,778)
  State taxes                                                       65,846
                                                                __________
     Net current deferred tax asset                             $  103,905
                                                                __________
                                                                __________

Long-term deferred tax assets (liabilities):
  Depreciation                                                  $  (32,227)
                                                                __________
     Net long-term deferred tax liability                       $  (32,227)
                                                                __________
                                                                __________

<PAGEF-23>

             DIGITAL POWER CORPORATION AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total income tax expense differed from the amounts computed by applying the U.S. federal statutory tax rates to pre-tax income as follows:


                                                    FOR THE YEARS ENDED
                                                    1997           1996
Total expense computed by applying
  the U.S. statutory rate                           34.0%          34.0%
Permanent differences                                 .2             -
State income taxes                                   8.0            9.3
Utilization of net operating loss
  carryforward                                        -            (3.2)
Effect of income taxable in Mexico                   (.4)           1.4
Income tax credits                                    -            (5.1)
Other                                                 .5             -
                                                    _____          _____
                                                    41.3%          36.4%
                                                    _____          _____
                                                    _____          _____


14.  SUBSEQUENT EVENTS:

In January, 1998, the Company entered into an agreement to acquire the assets of Gresham Power Electronics, a division of Gresham Lion Technology Ltd., a European Corporation. The Company will pay U.S. $2.7 million cash plus earn-out. The net asset value (NAV) will be determined as of January 22, 1998 and will be equal to the value of the fixed assets, accounts receivable, and inventory, less the value of the agreed liabilities. The cash consideration will be increased by US $1.6284 for each pound that the NAV exceeds UK
<pound-sterling>1,100,000 and decreased in the same way. From the transfer date to March 31, 1998, an accounting is to be done and additional consideration shall be paid as follows: (a) US $1.15 for every pound of earnings before interest, taxes, and purchaser group charges in excess of UK
<pound-sterling>250,000 up to a maximum payment of  US  $300,000;  and  (b)  US
$300,000  in  the  event  that  the  post compensation NAV equals or exceeds UK
<pound-sterling>1,000,000.

On January 2, 1997 the Company granted 100,000 options to purchase the Company's stock to the president of the Company, in accordance with his employment agreement.

On January 12, 1998, the board of directors granted 229,000 options to employees under the 1996 option plan. The exercise price equaled the market price on the date of grant.

On February 11, 1998 the board of directors granted 125,000 options to the new employees from the Gresham acquisition. These options have been granted under a new plan that is in process of being created. The plan will be in substantially the same form as the current 1996 option plan. The exercise price equals the market price on the date of grant.

On February 11,1998, the board of directors granted 10,000 non-qualifying options to outside directors for 1998 with a one year vesting period at market price.



<PAGEF-24>


             DIGITAL POWER CORPORATION AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Additionally see Note 6.