Form 10-Q
period 1998-03-31
DIGITAL POWER CORP
filed 1998-05-20
CIK 896493

U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                            FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 1998

     [  ] TRANSITION  REPORT  UNDER  SECTION  13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934 for the transition  period  from  _______ to
          _______

          COMMISSION FILE NUMBER   1-12711


                     DIGITAL POWER CORPORATION
       (Exact name of small business issuer as specified in its charter)


              California                                      94-1721931
   (State or other jurisdiction of                  (IRS Employer Identification
     incorporation or organization)                               No.)



           41920 Christy Street, Fremont, CA 94538-3158
        (Address of principal executive offices) (Zip Code)

                          (510) 657-2635
                    (Issuer's telephone number)


Check  whether  the  issuer  (1) filed all reports required to be filed  by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ ]           No  [X]

Number of shares of common stock outstanding as of May 8, 1998: 2,700,685

Transitional Small Business disclosure format
     Yes  [  ]           No  [X]



<PAGE2>


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements



               DIGITAL POWER CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED BALANCE SHEET

                                                                MARCH 31, 1998
                       ASSETS
CURRENT ASSETS:
  Cash                                                          $    287,067
  Cash - Restricted                                                  600,000
  Accounts receivable - trade, net of allowance for
    doubtful accounts of $235,000                                  4,601,928
  Other receivables                                                  262,772
  Inventory, net                                                   6,648,842
  Prepaid expenses and deposits                                       82,019
  Deferred income taxes                                              119,139
                                                                ------------
      Total current assets                                        12,601,767

PROPERTY AND EQUIPMENT, net                                        1,362,451

GOODWILL, net                                                      1,101,311

DEPOSITS                                                              22,668
                                                                ------------

TOTAL ASSETS                                                    $ 15,088,197
                                                                ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current debt                                                  $  1,500,000
  Current portion of long-term debt                                   99,541
  Current portion of capital lease obligations                        13,093
  Accounts payable                                                 2,912,818
  Accrued liabilities                                              2,173,163
                                                                ------------
      Total current liabilities                                    6,698,615

LONG-TERM DEBT, less current portion                                 201,871

DEFERRED INCOME TAXES                                                 32,227

OBLIGATIONS UNDER CAPITAL LEASE, less current portion                  2,625
                                                                 -----------
      Total liabilities                                            6,935,338
                                                                 -----------

                                  (Continued)

<PAGE3>

               DIGITAL POWER CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED BALANCE SHEET

                              (Continued)


COMMITMENTS AND CONTINGENCIES (Note 3)                                  -

STOCKHOLDERS' EQUITY:
  Series A cumulative redeemable convertible preferred
    stock, no par value, 2,000,000 shares authorized, 0
    shares issued and outstanding                                       -
  Common stock, no par value, 10,000,000 shares authorized,
    2,700,685 shares issued and outstanding                        8,888,173
  Warrants                                                            96,678
  Additional Paid-in Capital                                         381,260
  Accumulated deficit                                               (994,507)
  Unearned employee stock ownership plan shares                     (301,412)
  Foreign currency translation adjustment                             82,667
                                                                 -----------

      Total stockholders' equity                                   8,152,859
                                                                 -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $15,088,197
                                                                 ===========

SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



<PAGE4>

               DIGITAL POWER CORPORATION AND SUBSIDIARY

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                  THREE MONTHS ENDED
                                                       MARCH 31,

                                                 1998           1997

REVENUES                                        $ 5,055,331    $ 3,799,154
COST OF GOODS SOLD                                3,535,354      2,799,446
                                                -----------    -----------

  Gross Margin                                    1,519,977        999,708
                                                -----------    -----------

OPERATING EXPENSES:
  Engineering and product development               269,896        206,246
  Marketing and selling                             344,479        119,061
  General and administrative                        306,052        227,643
                                                -----------    -----------
      Total operating expenses                      920,427        552,950
                                                -----------    -----------

INCOME FROM OPERATIONS                              599,550        446,758
                                                -----------    -----------

OTHER INCOME (EXPENSE):
  Interest income                                     1,880         23,187
  Interest expense                                  (47,234)       (27,760)
  Translation loss                                   (3,521)        (2,200)
                                                -----------    -----------
      Other income (expense)                        (48,875)        (6,773)
                                                -----------    -----------

INCOME BEFORE INCOME TAXES                          550,675        439,985

PROVISION FOR INCOME TAXES                          256,242        205,352
                                                -----------    -----------

NET INCOME                                      $   294,433    $   234,633
                                                ===========    ===========

NET INCOME PER COMMON SHARE:
  Basic                                         $      0.11    $      0.09
                                                ===========    ===========

  Diluted                                       $      0.09    $      0.07
                                                ===========    ===========


SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



<PAGE5>

                   DIGITAL POWER CORPORATION AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                      1998             1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $   294,433    $   234,633
                                                   -----------    -----------
  Adjustments to reconcile net income to net
    cash used in operating activities:
      Depreciation and amortization                     74,265         29,231
      Deferred income taxes                            (15,234)       (67,700)
      Contribution to ESOP                              24,011         20,417
      Compensation costs recognized upon
        issuance of warrants                            48,032           -
      Foreign currency translation adjustment            3,521          2,200
  Changes in operating assets and liabilities:
      Cash restricted                                 (600,000)          -
       Accounts receivable                            (450,129)      (142,724)
       Other receivables                                13,777       (108,141)
       Inventory                                    (1,062,754)      (868,085)
       Prepaid expenses                                 47,231        (31,182)
       Other assets                                     (5,408)        (4,263)
       Accounts payable                               (174,290)       452,498
       Other accrued liabilities                     1,275,179        (48,481)
                                                   -----------    -----------
  Net adjustments                                     (821,799)      (766,230)
                                                   -----------    -----------
  Net cash used in operating activities               (527,366)      (531,597)
                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Gresham Technology                 (2,939,590)          -
  Purchases of property and equipment                  (34,911)      (156,503)
                                                   -----------    -----------
    Net cash used in investing activities           (2,974,501)      (156,503)
                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock and
   warrants                                               -           493,628
  Proceeds from exercise of stock options
   and warrants                                         31,000         13,500
  Principal payments on notes payable                  (24,011)      (155,896)
  Principal payments on capital lease
   obligations                                          (2,483)        (3,230)
  Proceeds from line of credit                       1,500,000      1,990,000
  Principal payments on line of credit                    -        (3,187,330)
                                                   -----------    -----------
  Net cash provided by (used in) financing
   activities                                        1,504,506       (849,328)
                                                   -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                 79,146         (2,200)
                                                   -----------    -----------

                                       (Continued)

<PAGE6>


                          DIGITAL POWER CORPORATION AND SUBSIDIARY

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       (Continued)


NET DECREASE IN CASH                                (1,918,215)    (1,539,628)

CASH AND CASH EQUIVALENTS, beginning of
  period                                             2,205,282      2,955,299
                                                   -----------    -----------

CASH AND CASH EQUIVALENTS, end of period           $   287,067    $ 1,415,671
                                                   ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash payments for:
   Interest                                        $    27,854    $    40,757
                                                   ===========    ===========

   Income taxes                                    $    30,000    $   256,402
                                                   ===========    ===========


SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


<PAGE7>


                       DIGITAL POWER CORPORATION
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1998

                              (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial
statements.   For  further   information,  refer  to  the  financial
statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments considered necessary to present fairly the Company's financial position at March 31, 1998, results of operations for the three month periods ended March 31, 1998 and 1997 and cash flows for the three months ended March 31, 1998 and
1997.   The  results  for  the  period ended March 31, 1998, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1998.

On January 26, 1998, the Company acquired the assets of Gresham Power Electronics, a division of Gresham Lion Technology Ltd., a European Corporation. The Company paid US$2.7 million cash plus earn-out and acquisition costs. The net asset value (NAV) will be determined as of January 26, 1998 and will be equal to the value of the fixed assets, accounts receivable, and inventory, less the value of the agreed liabilities. The cash consideration will be increased by US$1.6284 for each pound that the NAV exceeds UK<POUND-STERLING>1,100,000 and decreased in the same way. From the transfer date to March 31, 1998, an accounting will be done and additional consideration shall be paid as follows: (a) US$1.15 for every pound of earnings before interest, taxes, and purchaser group charges in excess of UK<POUND-STERLING>250,000 up to a maximum payment of US$300,000; and (b) US$300,000 in the event that the post compensation NAV equals or exceeds UK<POUND-STERLING>1,000,000. The additional consideration due under the agreement is currently estimated to be US$354,000. As a result of the acquisition, the financial statements for the period ended March 31, 1998 are not comparable to the financial statements for the period ended March 31, 1997.


<PAGE8>


The Company has filed a Form 8-K announcing this acquisition, however, the required audited financial statements and pro forma financial information has not been filed, and will be filed as soon as practicable.

NOTE 2 - EARNINGS PER SHARE

The following represents the calculation of the earnings per share:

                                                     March 31,
                                                1998          1997

                  BASIC
Net income                                   $  294,433    $  234,633
Less - preferred stock dividends                   -             -
                                             ----------    ----------
Net income applicable to common
  shareholders                               $  294,433    $  234,633
                                             ==========    ==========

Weighted average number of common
  shares                                      2,698,723     2,502,542

Basic earnings per share                     $     0.11     $    0.09
                                             ==========     =========


                 DILUTED
Net income available to common
  shareholders                               $  294,433    $  234,633
Preferred stock dividend                           -             -
                                             ----------    ----------
Net income available to common
  shareholders plus assumed conversion       $  294,433    $  234,633
                                             ==========    ==========

Weighted average number of common
  shares                                      2,698,723     2,502,542
                                             ==========    ==========
Common stock equivalent shares
  representing shares issuable upon
  exercise of stock options                     421,735       437,309
Common stock equivalent shares
  representing shares issuable upon
  exercise of warrants                          160,523       260,543
                                             ----------    ----------

Weighted average number of shares used
  in calculation of diluted income per
  share                                       3,280,981     3,200,394
                                             ==========    ==========

Diluted earnings per share                   $     0.09    $     0.07
                                             ==========    ==========


<PAGE9>

NOTE 3 - COMMITMENTS AND CONTINGENCIES

On April 20, 1998, the Company was served with a complaint in the Superior Court of California in and for the County of Santa Clara
(Case No. CV773108) by KDK Electronics, Inc. ("KDK"). In its complaint, KDK alleges breach of contract, misappropriation of trade secrets, fraud, and negligent misrepresentation in connection with, among other things, the Company's alleged failure to pay KDK royalties on sales of products that were allegedly derived from KDK's designs, and for failure to issue 100,000 shares of the Company's Common Stock based on revenues from those products. KDK's complaint seeks economic damages of approximately $300,000, punitive and exemplary damages, injunctive relief, attorneys' fees and costs. The Company has answered the complaint and intends to vigorously defend itself in the lawsuit. The litigation is in its initial stages.

On March 17, 1998, a lawsuit was filed by Ignacio Valencia against the Company in the Superior Court of Santa Clara County (No. CV772665) alleging deceit and breach of contract. In the complaint, Mr. Valencia alleges that in 1986, Mr. Valencia moved his family to Guadalajara, Mexico on reliance that he would become president of Poder Digital S.A. de C.V. ("Poder"), the Company's wholly-owned subsidiary and would receive forty percent of the profits of Poder. Mr. Valencia is claiming lost wages of $52,000 and lost stock options of $350,000 and punitive damages. The litigation is in its initial stages, and the Company intends to vigorously defend itself in the lawsuit.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenues and earnings from operations of the Company. Factors that could cause actual results to differ materially include, in addition to other factors identified in this report, a high degree of customer concentration, dependence on the computer and other electronic equipment industry, competition in the power supply industry, dependence on the Guadalajara, Mexico facility, and other risks factors detailed in the Company's Securities and Exchange Commission ("SEC") filings including the risk factors set forth in Company's Registration Statement on Form SB-2, SEC File No. 333-14199 and "Certain
Consideration" section  in  the  Company's  Form 10-KSB for the year


<PAGE10>


ended December 31, 1997. Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

THREE MONTHS ENDED MARCH 31, 1998, COMPARED TO MARCH 31, 1997.

REVENUES

Revenues increased by 33% to $5,055,331 for the first quarter ended March 31, 1998, from $3,799,154 for the first quarter ended March
31,  1997.   This  increase  in  sales  can  be  attributed  to  the
acquisition on January 26, 1998, of Gresham Power in the United Kingdom which contributed $1,799,867 to the Company's revenues of the first quarter ended March 31, 1998. The electronics industry is experiencing some softness and demand for the Company's products will be adversely affected through at least the Company's second quarter.

GROSS MARGINS

Gross margins were 30.0% for the first quarter ended March 31, 1998, compared to 26.3% for the first quarter ended March 31, 1997. The improvement in gross margins can primarily be attributed to greater capacity utilization and increased sales of higher wattage supplies which generated higher gross margins.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were 12.9% of revenues for the first quarter ended March 31, 1998, compared to 9.1% for the first quarter ended March 31, 1997. The increase in selling, general and administrative expenses was due primarily to the increased legal and accounting expenses required by public companies for financial and regulatory reporting.

ENGINEERING AND PRODUCT DEVELOPMENT

Engineering and product development expenses increased by $63,650 for the first quarter ended March 31, 1998, compared to the first quarter ended March 31, 1997. This increase in expenses was due primarily to engineering staff additions and increased consulting fees for advanced development effort.


<PAGE11>

INTEREST EXPENSE

Interest expense, net of interest income, was $45,354 for the first quarter ended March 31, 1998, compared to $4,573 for the first
quarter ended March 31,  1997.   The increase in interest was due to
increased borrowings on the bank line of credit for partial financing of the Gresham Power acquisition.

INCOME BEFORE INCOME TAXES

Income before income taxes increased by $110,690 from $439,985 for the first quarter ended March 31, 1997, to $550,675 for the first quarter ended March 31, 1998. This increase can be attributed to the improvement in gross margins, which more than offset the increases in the Company's operating expenses.

INCOME TAX

Provision for income tax increased from $205,352 in the first quarter ended March 31, 1997, to $256,242 for the first quarter ended March 31, 1998. For the quarter ended March 31, 1998, taxes were provided at an effective rate of 41% for income earned in the United States and 24% for income earned in the United Kingdom.

NET INCOME

Net income for the first quarter ended March 31, 1998, was $294,433 compared to $234,633 for the first quarter ended March 31, 1997, an increase of 25%. The increase in net income was due to increased revenues and improved gross margins which more than offset increases in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 1998, the Company  had cash and  cash  equivalents  of
$287,067  and  working capital of $5,903,152.  This compares with cash and cash equivalents of $1,415,671  and  working capital of $5,011,466 at March 31, 1997.  The increase in working  capital  is primarily due to an increase in receivables and inventory, offset by an increase in accounts payable and bank line of credit borrowings resulting in a decrease
in cash and cash equivalents.   Cash  used  by  operating activities for
the  Company totaled $527,366 and $531,597 for  the  three months ended
March 31, 1998  and  1997,  respectively.  Cash used in  investing activities consisted of expenditures  for  the  acquisition of Gresham
Power in the United Kingdom and expenditures for the purchase of production and testing equipment. Such expenditures increased to $2,974,501

<PAGE12>


during  the  three months ended March 31, 1998, from $156,503 during
the prior year  period.   During  the  three  months ended March 31,
1998, cash provided by financing activities included net increase in borrowings of $1,473,506 plus proceeds from the sale of warrants of $31,000. The increase in the borrowings came from the Company's amended line of credit and was used to pay part of the purchase price of the acquisition of Gresham. The line of credit allows for borrowings up to a maximum of $3,000,000, requires monthly interest payments at the bank's prime rate and expires June 15, 1998. During the three months ended March 31, 1997, cash used in financing activities included net reduction in borrowings of $1,356,456 offset by proceeds of $507,128 from the sale of common stock, warrants and the exercise of stock options. During the three months ended March 31, 1997, the Company's line of credit and bank loans were paid in full.

The Company will be required to pay additional consideration related to the Gresham acquisition currently estimated to be $354,000. The Company has placed $600,000 in an escrow account to pay for the additional consideration. As of March 31, 1998, the $600,000 was included in restricted cash.

IMPACT OF THE YEAR 2000 ISSUE

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's, or its suppliers' and customers' computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or mis-calcuations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company has recently acquired new software and has been informed by its suppliers that such software used by the Company is Year 2000 compliant. The software from these suppliers is used in major areas of the Company's operations such as for financial, sales, warehousing and administrative purposes. The Company has no internally generated software. In connection with the acquisition of Gresham Power, the Company has determined that Gresham Power's existing software will not be Year 2000 compliant, and intends to acquire new software to address the Year 2000 Issue. Other than Gresham Power, and after reasonable investigation, the Company has not yet identified any other Year 2000 problem but will continue to monitor the issue. However, there can be no assurances that the Year 2000 problem will not occur with respect to the Company's computer systems.


<PAGE13>

Neither the Company nor its subsidiary has initiated formal communications with significant suppliers and large customers to determine the extent to which those third parties' failure to remedy their own Year 2000 Issues would materially effect the Company and its subsidiaries. The Company has not received any indication from its suppliers and large customers that the Year 2000 Issue may materially effect their ability to conduct business and the Company has no current plans to formally undertake such an assessment.


PART II.   OTHER INFORMATION

ITEM 1.

On April 20, 1998, the Company was served with a complaint in the Superior Court of California in and for the County of Santa Clara (Case No. CV773108) by KDK Electronics, Inc. ("KDK"). In its complaint, KDK alleges breach of contract, misappropriation of trade secrets, fraud, and negligent misrepresentation in connection with, among other things, the Company's alleged failure to pay KDK royalties on sales of products that were allegedly derived from KDK's designs, and for failure to issue 100,000 shares of the Company's Common Stock based on revenues from those products. KDK's complaint seeks economic damages of approximately $300,000, punitive and exemplary damages, injunctive relief, attorneys' fees and costs. The Company has answered the complaint and intends to vigorously defend itself in the lawsuit. The litigation is in its initial stages.

On March 17, 1998, a lawsuit was filed by Ignacio Valencia against the Company in the Superior Court of Santa Clara County (No. CV772665) alleging deceit and breach of contract. In the complaint, Mr. Valencia alleges that in 1986, Mr. Valencia moved his family to Guadalajara, Mexico on reliance that he would become president of Poder Digital S.A. de C.V. ("Poder"), the Company's wholly-owned subsidiary and would receive forty percent of the profits of Poder. Mr. Valencia is claiming lost wages of $52,000 and lost stock options of $350,000 and punitive damages. The litigation is in its initial stages, and the Company intends to vigorously defend itself in the lawsuit.


<PAGE14>


ITEMS 2, 3, 4, AND 5.

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  None

(b) Report on Form 8-K for the period ended January 26, 1998, was filed February 10, 1998, regarding the acquisition of Gresham Power.



<PAGE15>


                              SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 DIGITAL POWER CORPORATION
                                       (Registrant)




Date: May 20, 1998               ROBERT O. SMITH
                                 ________________________________
                                 Robert O. Smith
                                 Chief Executive Officer
                                 (Principal Executive Officer)


Date: May 20, 1998               PHILIP SWANY
                                 ________________________________
                                 Philip Swany
                                 Chief Financial Officer
                                 (Principal Financial Officer)