Form 10QSB
period 1998-06-30
DIGITAL POWER CORP
filed 1998-08-14
CIK 896493

U.S. Securities and Exchange Commission
                      Washington, D.C. 20549


                            FORM 10-QSB



     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1998

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



Check  whether  the  issuer  (1) filed all reports required to be filed  by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes <square>             No <checked-box>

Number of shares of common stock outstanding as of June 30, 1998: 2,717,435

              DIGITAL POWER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEET
                             JUNE 30, 1998

                                ASSETS
CURRENT ASSETS:
  Cash                                                                   $   149,207
  Cash - Restricted                                                          600,000
  Accounts receivable - trade, net of allowance for doubtful
    accounts of $200,000                                                   3,642,494
  Other receivables                                                          285,624
  Inventory, net                                                           6,676,864
  Prepaid expenses and deposits                                              218,672
  Deferred income taxes                                                      119,139
                                                                         ___________
     Total current assets                                                $11,692,000
PROPERTY AND EQUIPMENT, net                                                1,299,216
GOODWILL, net                                                              1,099,397
DEPOSITS                                                                      30,901
                                                                         -----------
TOTAL ASSETS                                                             $14,121,514
                                                                         ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current debt                                                           $ 1,750,000
  Current portion of long-term debt                                           85,596
  Current portion of capital lease obligations                                12,283
  Accounts payable                                                         1,999,675
  Accrued liabilities                                                      1,851,064
                                                                         -----------
     Total current liabilities                                             5,698,618
LONG-TERM DEBT, less current portion                                         192,267
LONG-TERM DEFERRED INCOME TAX LIABILITY                                       32,227
                                                                         -----------
     Total liabilities                                                     5,923,112
                                                                         -----------
COMMITMENTS AND CONTINGENCIES                                                   -
STOCKHOLDERS' EQUITY:
  Series A cumulative redeemable convertible preferred stock, no par value, 2,000,000 shares authorized; 0 shares issued
    and outstanding                                                             -
  Common Stock, no par value, 10,000,000 shares authorized;
    2,717,435 shares issued and outstanding                                8,918,323
  Warrants                                                                    96,678
  Additional paid-in capital                                                 381,260
  Accumulated deficit                                                       (990,090)
  Unearned employee stock ownership plan shares                             (277,863)
  Foreign currency translation adjustment                                     70,094
                                                                          ----------
     Total stockholders' equity                                            8,198,402
                                                                         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $14,121,514
                                                                         ===========


See   accompanying   notes   to   these  condensed  consolidated  financial
statements.

              DIGITAL POWER CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                            THREE MONTHS ENDED        SIX MONTHS ENDED
                                                JUNE 30,                  JUNE 30,
                                          1998           1997       1998        1997
REVENUES                                  $4,575,030   $5,023,548   $9,630,361  $8,822,702
COST OF GOODS SOLD                         3,535,150    3,843,359    7,070,504   6,642,805
                                          ----------   ----------   ----------  ----------
   Gross Margin                            1,039,880    1,180,189    2,559,857   2,179,897
                                          ----------   ----------   ----------  ----------
OPERATING EXPENSES
   Engineering and product development       271,223      209,583      541,119     415,829
   Marketing and selling                     369,636      162,027      714,115     281,088
   General and administrative                388,775      208,283      694,827     435,926
                                          ----------   ----------   ----------  ----------
       Total operating expenses            1,029,634      579,893    1,950,061   1,132,843
                                          ----------   ----------   ----------  ----------
INCOME FROM OPERATIONS                        10,246      600,296      609,796   1,047,054
                                          ----------   ----------   ----------  ----------
OTHER INCOME (EXPENSES):
   Interest income                               109        7,576        1,989      30,763
   Interest expense                          (67,841)     (15,590)    (115,075)    (43,350)
   Translation loss                          (11,439)     (11,907)     (14,960)    (14,107)
                                          ----------   ----------   ----------  ----------
       Other income (expense)                (79,171)     (19,921)    (128,046)    (26,694)
                                          ----------   ----------   ----------  ----------
INCOME (LOSS) BEFORE INCOME TAXES            (68,925)     580,375      481,750   1,020,360
PROVISION (BENEFIT) FOR INCOME TAXE          (73,342)     213,543      182,900     418,895
                                          ----------   ----------   ----------  ----------
NET INCOME                                     4,417      366,832      298,850     601,465
                                          ----------   ----------   ----------  ----------
Other comprehensive income from foreign
   currency translation adjustment           (12,573)        -          70,094        -
                                          ----------   ----------   ----------  ----------
Comprehensive income                      $   (8,156)  $  366,832   $  368,944  $  601,465
                                          ==========   ==========   ==========  ==========
NET INCOME PER SHARE
   BASIC                                  $        *   $     0.15   $     0.11  $     0.24
                                          ==========   ==========   ==========  ==========
   DILUTED                                $        *   $     0.11   $     0.09  $     0.17
                                          ==========   ==========   ==========  ==========

* Less than $0.01

See   accompanying   notes  to  these  condensed   consolidated   financial
statements.

              DIGITAL POWER CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                            1998         1997
Cash Flows from Operating Activities:
   Net income                                          $  298,850   $  601,465
   Adjustments to reconcile net income to
     net cash used in operating activities:
       Depreciation and amortization                      179,325       65,581
       Deferred income taxes                                           (67,700)
       Deferred tax expense                               (15,234)
       Compensation recognized upon issuance
         of stock or stock options                         48,032
       Contribution to ESOP                                47,560       41,128
       Foreign currency translation adjustment             14,960       14,107
   Changes in operating assets and liabilities:
       Cash - restricted                                 (600,000)
       Accounts Receivable                                509,305     (720,390)
       Other receivable                                    (9,075)     (47,418)
       Inventory                                       (1,090,776)    (978,601)
       Prepaid expenses                                   (89,422)     (28,539)
       Other assets                                                     (2,070)
       Deposits                                           (13,641)
       Accounts payable                                (1,089,267)     440,551
       Accrued liabilities                                953,080     (353,824)
                                                       ----------   ----------
       Net adjustments                                 (1,155,153)  (1,637,175)
                                                       ----------   ----------
         Net cash used in operating activities           (856,303)  (1,035,710)
                                                       ----------   ----------
Cash Flows from Investing Activities:
   Acquisition of Gresham Power Electronics            (2,974,411)
   Purchases of property and equipment                    (46,695)    (264,272)
   Proceeds from sale of asset                              8,528
                                                       ----------   ----------
     Net cash used in investing activities             (3,012,578)    (264,272)
                                                       ----------   ----------
Cash Flows from Financing Activities:
   Proceeds from sale of common stock and warrants                     495,628
   Payments on long-term debt                             (47,560)
   Principal payments on notes payable                                (176,607)
   Payments on capital lease obligations                   (5,918)      (6,549)
   Net proceeds from exercise of stock options and
      warrants                                             61,150       22,500
   Proceeds from line of credit                          1,750,000    1,990,000
   Principal payments on line of credit                              (3,187,330)
                                                        ----------   ----------
   Net cash provided by financing activities             1,757,672     (862,358)
                                                        ----------   ----------
Effect of Exchange Rate Changes on Cash                     55,134      (14,107)
                                                        ----------   ----------
Net Increase (Decrease) in cash                         (2,056,075)  (2,176,447)
Cash and cash equivalents, beginning of period           2,205,282    2,955,299
                                                        ----------   ----------
Cash and cash equivalents, end of period                $  149,207   $  778,852
                                                        ==========   ==========
Supplemental Cash Flow Information:
   Cash payments for:
     Interest                                           $  108,877   $   53,789
                                                        ==========   ==========
     Income taxes                                       $  288,850   $  637,402
                                                        ==========   ==========

See accompanying notes to these condensed consolidated financial statements.

                       DIGITAL POWER CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at June 30, 1998, the results of operations for the three month and six month periods ended June 30, 1998 and 1997, and cash flows for the six months ended June 30, 1998 and 1997. The results for the period ended June 30, 1998, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1998.

On January 26, 1998, the Company acquired the assets of Gresham Power Electronics, a division of Gresham Lion Technology Ltd., a European corporation. The Company paid U.S. $2.7 million cash plus earn-out and acquisition costs. The net asset value (NAV) will be determined as of January 26, 1998, and will be equal to the value of the fixed assets, accounts receivable, and inventory, less the value of the agreed liabilities. The cash consideration will be increased by U.S. $1.6284 for each pound that the NAV exceeds U.K.
<pound-sterling>1,100,000 and  decreased  in the same way.  From the transfer date to June 30, 1998, an accounting will be done and additional consideration shall be paid as follows: (a) U.S. $1.15 for every pound of earnings before interest, taxes, and purchaser group charges in excess of U.K. <pound-sterling>250,000 up to a maximum payment of U.S. $300,000; and (b) U.S. $300,000 in the event that the post-compensation NAV equals or exceeds U.K.
<pound-sterling>1,000,000.  The additional  consideration  due under the agreement is currently estimated to be U.S. $400,000. As a result of the acquisition, the financial statements for the period ended June 30, 1998, are not comparable to the financial statements for the period ended June 30, 1997.

The Company has filed a Form 8-K announcing this acquisition. However, the required audited financial statements and pro forma financial information have not been filed and will be filed as soon as practicable.

NOTE 2 - EARNINGS PER SHARE

The following represents the calculation of earnings per share:

                                   FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                       ENDED JUNE 30,          ENDED JUNE 30,
                                      1998       1997        1998       1997
              BASIC
Net Income                        $    4,417  $  366,832  $  298,850  $  601,465
Less - preferred stock dividends           -           -           -           -
                                  ----------  ----------  ----------  ----------
Net income applicable to common
  shareholders                    $    4,417  $  366,832  $  298,850  $  601,465
Weighted average number of
  common shares                    2,704,377   2,521,627   2,701,566   2,512,137
Basic earnings per share          $        *  $     0.15  $     0.11  $     0.24
                                  ----------  ----------  ----------  ----------
              DILUTED
Net income applicable to common
  shareholders                    $    4,417  $  366,832  $  298,850  $  601,465
Preferred stock dividend                   -           -           -           -
                                  ----------  ----------  ----------  ----------
Net income available to common
  shareholders plus assumed
  conversion                      $    4,417  $  366,832  $  298,850  $  601,465
                                  ----------  ----------  ----------  ----------
Weighted average number of common
  shares                           2,704,377   2,521,627   2,701,566   2,512,137
Common stock equivalent shares
  representing shares issuable
  upon exercise of stock options     367,409     517,579     386,347     508,108
Common stock equivalent shares
  representing shares issuable
  upon exercise of warrants           65,468     451,615     116,228     450,138
                                  ----------  ----------  ----------  ----------
Weighted average number of shares
  used in calculation of diluted
  income per share                 3,137,254   3,490,821   3,204,141   3,470,383
                                  ----------  ----------  ----------  ----------
Diluted earnings per share        $        *  $     0.11  $     0.09  $     0.17
                                  ----------  ----------  ----------  ----------

*Less than $0.01


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenues and earnings from operations of the Company. Factors that could cause actual results to differ materially include, in addition to other factors identified in this report, a high degree of customer concentration, dependence on the computer and other electronic equipment industry, competition in the power supply industry, dependence on the Guadalajara, Mexico facility, and other risks factors detailed in the Company's Securities and Exchange Commission ("SEC") filings including the risk factors set forth in Company's Registration Statement on Form SB-2, SEC File No. 333-14199, and "Certain Considerations" section in the Company's Form 10-KSB for the year ended December 31, 1997. Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

THREE AND SIX MONTH  PERIODS  ENDED  JUNE 30, 1998, COMPARED TO JUNE
30, 1997

REVENUES

Revenues decreased by 8.9% to $4,575,030 for the three months ended June 30, 1998, from $5,023,548 for the three months ended June 30, 1997. Revenues from the Company's United Kingdom's operations of Digital Power Ltd. were $1,725,583 for the second quarter ended June 30, 1998. However, revenues attributed to the United States operations decreased by 25.0% from the same quarter during the prior year. The decrease in revenues can be attributed to the loss of the Company's largest customer at the end of 1997. Although this customer had some minor purchases during the first quarter, no revenues were recorded during the three months ended June 30, 1998. In addition, the electronics industry is experiencing some softness in the demand for the Company's products which adversely affect the Company's revenues during the second quarter.

For the six months ended June 30, 1998, revenues increased by 9.2% to $9,630,361 from $8,822,702 for the six months ended June 30, 1997. The increase in revenues during the six months ended June 30, 1998, can be attributed to the acquisition of Gresham Power in the United Kingdom on January 26, 1998. For the six months ended June 30, 1998, Gresham Power contributed $3,505,450 to the Company's revenues.

GROSS MARGINS

Gross margins were 22.7% for the three months ended June 30, 1998, compared to 23.5% for the three months ended June 30, 1997. The decrease in gross margins can primarily be attributed to reduced shipment level of higher margin products.

Gross margins were 26.6% for the six months ended June 30, 1998, compared to 24.7% for the six months ended June 30, 1997. The improvement in gross margins can primarily be attributed to favorable product mix.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were 16.6% of revenues for the three months ended June 30, 1998, compared to 7.4% for the three months ended June 30, 1997. Selling, general and administrative expenses were 14.6% of revenues for the six months ended June 30, 1998, compared to 8.1% for the six months ended June 30, 1997. The increase is due, in part, to the inclusion of selling, general and administrative expenses related to the acquisition of Gresham Power in January 1998. In addition, during the second quarter ended June 30, 1998, the Company reduced the number of workers at its plant located in Guadalajara, Mexico. In connection with the reduction in workers, the Company was required to make severance payments in the amount of approximately $60,000, which were recorded during the second quarter.

ENGINEERING AND PRODUCT DEVELOPMENT

Engineering and product development expenses were 5.9% of revenues for the three months ended June 30, 1998, and 4.2% for the three months ended June 30, 1997. Engineering and product development expenses were 5.6% of revenues for the six months ended June 30, 1998, compared to 4.7% for the six months ended June 30, 1997. The increase in engineering and product development is a result of an effort by the Company to develop new products for its customers. The increase is due primarily to the engagement of engineering consultants to help develop new products.

INTEREST EXPENSE

Interest expense, net of interest income, was $67,732 for the three months ended June 30, 1998, compared to $8,014 for the three months ended June 30, 1997. Interest expense, net of interest income, was $113,086 for the six months ended June 30, 1998, compared to $12,587 for the six months ended June 30, 1997. The increase in interest expense related to the increase in borrowing used to acquire Gresham Power.

INCOME (LOSS) BEFORE INCOME TAXES

For the three months ended June 30, 1998, the Company incurred a net loss of ($68,925) compared to income before income taxes of $580,375 for the three months ended June 30, 1997. For the six months ended June 30, 1998, the Company had an income of before income taxes of $481,750 compared to $1,020,360 for the six months ended June 30, 1997.

INCOME TAX

Provision for income tax decreased from $213,543 for the three months ended June 30, 1997, to a credit of $73,342 for the three months ended June 30, 1998, and from $418,895 for the six months ended June 30, 1997, to $182,900 for the six months ended June 30, 1998, as a result of a loss during the three months ended June 30, 1998.

NET INCOME

Net income for the three months ended June 30, 1998, was $4,417 compared to $366,832 for the three months ended June 30, 1997, a decrease of 98.8%. Net income for the six months ended June 30, 1998, was $298,850 compared to $601,465 for the six months ended June 30, 1997, a decrease of 50.3%. The decrease in net income was due to decreased revenues during the second quarter ended June 30, 1998, primarily related to the Company's United States operations, and an increase in expenses related to severance payments made to laid-off workers in Mexico.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 1998, the Company had cash of $149,207 and working capital of $5,993,382. This compares with cash of $778,852 and working capital of $5,314,256 at June 30, 1997. The increase in working capital was due to an increase in inventory and receivables, offset by an increase in accounts payable and bank line of credit borrowings resulting in a decrease in cash and cash equivalents, although the decrease in cash is related to cash used to acquire Gresham Power. Cash used in operating activities for the Company totaled $856,303 and $1,035,710 for the six months ended June 30, 1998 and 1997.

Cash used in investing activities was $3,012,578 for the six months ended June 30, 1998, compared to $264,272 for the six months ended June 30, 1997. During the six months ended June 30, 1998, the Company completed the acquisition of Gresham Power. Net cash provided (used) by financing activities was $1,757,672 for the six months ended June 30, 1998, compared to $(862,358). During the six months ended June 30, 1998, the Company borrowed $1,750,000 from the bank in connection with the acquisition of Gresham Power.

As previously reported, a large OEM customer canceled a contract in late 1997. This customer was billed cancellation charges for the cost of unique materials and assemblies. After negotiations between the Company and OEM, the Company and the OEM agreed to an amount of cancellation charges. These cancellation charges were recorded and paid in July and will have a positive impact on operating income in the third quarter although the exact amount of the impact cannot be determined at this time.

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

Neither the Company nor its subsidiaries has initiated formal communications with significant suppliers and large customers to determine the extent to which those third parties' failure to remedy their own Year 2000 Issues would materially effect the Company and its subsidiaries. The Company has not received any indication from its suppliers and large customers that the Year 2000 Issue may materially effect their ability to conduct business and the Company has no current plans to formally undertake such an assessment.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDS

As previously reported on Form 10-QSB for the quarter ended March 31, 1998, the Company is involved in certain litigation. No new material developments occurred during the quarter ended June 30, 1998.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 20, 1998, the Company held its annual meeting of shareholders for the election of directors and to approve an amendment to increase the number of shares of Common Stock subject to the 1996 stock option plan as follows:

ELECTION OF DIRECTOR                FOR              VOTES WITHHELD
Robert J. Boschert               1,282,658              154,739
Scott C. MacDonald               1,283,581              153,816
Thomas W. O'Neil, Jr.            1,282,658              154,739
Chris Schofield                  1,282,658              154,739
Robert O. Smith                  1,282,658              154,739


                                          FOR       AGAINST        ABSTAIN
Approval to amendment to increase the
number of shares subject to the 1996    1,226,959   191,455         12,133
stock option plan


ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

27.1  Financial Data Schedule

                              SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 DIGITAL POWER CORPORATION
                                       (Registrant)



Date:  August 14, 1998           ROBERT O. SMITH
                                 ------------------------------
                                 Robert O. Smith
                                 Chief Executive Officer
                                 (Principal Executive Officer)



Date:  August 14, 1998           PHILIP G. SWANY
                                 ------------------------------
                                 Philip G. Swany
                                 Chief Financial Officer
                                 (Principal Financial Officer)