Form 10QSB
period 1998-09-30
DIGITAL POWER CORP
filed 1998-11-13
CIK 896493

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1998

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Number of shares of common stock outstanding as of September 30, 1998: 2,761,435

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1998


                                 ASSETS

CURRENT ASSETS:
   Cash                                                          $    539,205
   Accounts receivable - trade, net of allowance for
     doubtful accounts of $200,000                                  3,503,742
   Other receivables                                                  209,490
   Inventory, net                                                   6,468,980
   Prepaid expenses and deposits                                      323,839
   Deferred income taxes                                              141,139
                                                                 ------------
      Total current assets                                         11,186,395

PROPERTY AND EQUIPMENT, net                                         1,421,075

GOODWILL, net                                                       1,479,656

DEPOSITS                                                               24,427
                                                                 ------------
TOTAL ASSETS                                                     $ 14,111,553
                                                                 ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Current debt                                                  $  1,750,000
   Current portion of long-term debt                                   91,946
   Current portion of capital lease obligations                         8,989
   Accounts payable                                                 1,543,958
   Accrued liabilities                                              2,067,378
                                                                 ------------
      Total current liabilities                                     5,462,271

LONG-TERM DEBT, less current portion                                  115,313

LONG-TERM DEFERRED INCOME TAX LIABILITY                                32,227
                                                                 ------------
      Total liabilities                                             5,609,811
                                                                 ------------
COMMITMENTS AND CONTINGENCIES                                               -

STOCKHOLDERS' EQUITY:

   Series A cumulative redeemable convertible
      preferred stock, no par value, 2,000,000
      shares authorized; 0 shares issued and outstanding                    -
   Common Stock, no par value, 10,000,000 shares authorized;
      2,761,435 shares issued and outstanding                       8,776,851
   Warrants                                                            96,678
   Additional paid-in capital                                         400,260
   Accumulated deficit                                               (906,553)
   Unearned employee stock ownership plan shares                     (207,259)
   Foreign currency translation adjustment and other                  341,765
                                                                 ------------
      Total stockholders' equity                                    8,501,742
                                                                 ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 14,111,553
                                                                 ============



See accompanying notes to these condensed consolidated financial statements.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME





                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                     SEPTEMBER 30,                  SEPTEMBER 30,
                                                     -------------                  -------------

                                                   1998           1997           1998            1997
                                                   ----           ----           ----            ----

REVENUES                                        $ 4,677,219    $ 5,185,938    $ 14,307,580   $ 14,008,640

COST OF GOODS SOLD                                3,389,856      3,947,611      10,460,360     10,590,416
                                                -----------    -----------    ------------   ------------

   Gross Margin                                   1,287,363      1,238,327       3,847,220      3,418,224
                                                -----------    -----------    ------------   ------------

OPERATING EXPENSES

   Engineering and product development              249,898        232,865         791,017        648,694

   Marketing and selling                            417,780        180,053       1,131,895        461,141

   General and administrative                       417,119        165,626       1,111,946        601,552
                                                -----------    -----------    ------------   ------------

      Total operating expenses                    1,084,797        578,544       3,034,858      1,711,387
                                                -----------    -----------    ------------   ------------

INCOME FROM OPERATIONS                              202,566        659,783         812,362      1,706,837
                                                -----------    -----------    ------------   ------------

OTHER INCOME (EXPENSES):

   Interest income                                   11,677          7,325          13,666         38,088

   Interest expense                                 (60,511)       (14,509)       (175,586)       (57,859)

   Translation loss                                 (17,096)          (908)        (32,056)       (15,015)
                                                -----------    -----------    ------------   ------------

      Other income (expense)                        (65,930)        (8,092)       (193,976)       (34,786)
                                                -----------    -----------    ------------   ------------

INCOME BEFORE INCOME TAXES                          136,636        651,691         618,386      1,672,051

PROVISION FOR INCOME TAXES                           53,100        242,905         236,000        661,800
                                                -----------    -----------    ------------   ------------

NET INCOME                                           83,536        408,786         382,386      1,010,251
                                                -----------    -----------    ------------   ------------

     Other comprehensive income:

     Foreign currency translation adjustment         53,843              -         123,937              -

     Income tax benefit from exercise of
        stock options                                19,000              -          19,000              -
                                                -----------    -----------    ------------   ------------

Comprehensive income                            $   156,379    $   408,786    $    525,323   $  1,010,251
                                                ===========    ===========    ============   ============

NET INCOME PER SHARE

   BASIC                                        $      0.03    $      0.16    $       0.14   $       0.40
                                                ===========    ===========    ============   ============
   DILUTED                                      $      0.03    $      0.11    $       0.12   $       0.29
                                                ===========    ===========    ============   ============



See accompanying notes to these condensed consolidated financial statements.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                          -------------

                                                                       1998           1997
                                                                       ----           ----
Cash Flows from Operating Activities:
   Net income                                                      $    382,386   $   1,010,251
   Adjustments to reconcile net income to net cash
      used in operating activities:
        Depreciation and amortization                                   266,672        104,446
        Allowance for doubtful accounts                                 (35,000)
        Gain on disposal of asset                                       (16,648)
        Deferred income taxes                                           (37,234)       (67,700)
        Compensation recognized upon issuance of
          stock or stock options                                         48,032
        Contribution to ESOP                                            118,164        112,403
        Foreign currency translation adjustment                          32,056         15,015
   Changes in operating assets and liabilities:
      Accounts receivable                                               683,057       (448,456)
      Other receivables                                                  67,059        (80,149)
      Inventory                                                        (882,891)      (352,692)
      Prepaid expenses                                                 (194,589)       (14,100)
      Other assets                                                                     (10,116)
      Deposits                                                           (7,167)
      Accounts payable                                               (1,543,150)      (157,162)
      Accrued liabilities                                             1,021,537       (354,043)
                                                                   ------------   ------------
      Net adjustments                                                  (480,102)    (1,252,554)

        Net cash used in operating activities                           (97,716)      (242,303)
                                                                   -------------  -------------
Cash Flows from Investing Activities:
   Acquisition of Gresham Power Electronics                         (3,370,293)
   Purchases of property and equipment                                 (88,752)       (338,989)
   Proceeds from sale of asset                                          19,673
                                                                   -----------    ------------
      Net cash used in investing activities                         (3,439,372)       (338,989)
                                                                   -------------  -------------

Cash Flows from Financing Activities:
   Proceeds from sale of common stock and warrants                                     951,278
   Proceeds from exercise of stock options including
     related tax benefits                                               156,506         85,500
   Payments on long-term debt                                          (118,164)
   Principal payments on notes payable                                                (247,883)
   Payments on capital lease obligations                                 (9,212)        (9,955)
   Proceeds from line of credit                                       1,750,000      1,990,000
   Principal payments on line of credit                                             (3,187,330)
                                                                   ------------   ------------
   Net cash provided by financing activities                          1,779,130       (418,390)
                                                                   -------------  -------------

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)




                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                          -------------


                                                                       1998           1997
                                                                       ----           ----


Effect of Exchange Rate Changes on Cash                                 91,881        (15,015)
                                                                   ------------   ------------
Net (Decrease) in cash                                              (1,666,077)     (1,014,697)

Cash and cash equivalents, beginning of period                       2,205,282       2,955,299
                                                                   -------------  ------------

Cash and cash equivalents, end of period                           $   539,205    $  1,940,602
                                                                   ===========    ============

Supplemental non-cash investing and financing activities:
   Acquisition of fixed assets with debt                           $   147,857    $          -
                                                                   ===========    ============

Supplemental Cash Flow Information:
   Cash payments for:
      Interest                                                     $   168,633    $     66,727
                                                                   ===========    ============
      Income taxes                                                 $   290,812    $    847,402
                                                                   ===========    ============



See accompanying notes to these condensed consolidated financial statements.

                            DIGITAL POWER CORPORATION
                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                      SEPTEMBER 30, 1998

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at September 30, 1998, the results of operations for the three month and nine month periods ended September 30, 1998 and 1997, and cash flows for the nine months ended September 30, 1998 and 1997. The results for the period ended September 30, 1998, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1998.

On January 26, 1998, the Company acquired the assets of Gresham Power Electronics, a division of Gresham Lion Technology Ltd., a United Kingdom corporation. The Company paid U.S. $2.7 million cash plus earn-out and acquisition costs. The cash consideration may be increased by U.S. $1.6284 for each pound that the net asset value (NAV) exceeds U.K. (pound)1,100,000 and decreased in the same way. The NAV was determined as of January 26, 1998, and was equal to the value of fixed assets, accounts receivable, and inventory, less the value of agreed liabilities. From the transfer date of January 26, 1998, to June 30, 1998, an accounting was done and additional consideration was paid as follows: (a) U.S. $1.15 for every pound of earnings before interest, taxes, and purchaser group charges in excess of U.K. (pound)250,000 up to a maximum payment of U.S. $300,000; and (b) U.S. $300,000 in the event that the post-compensation NAV equaled or exceeded U.K. (pound)1,000,000. The additional aggregate consideration due under the agreement was calculated to be U.S. $371,978. As a result of the acquisition, the financial statements for the period ended September 30, 1998, are not comparable to the financial statements for the period ended September 30, 1997.

The Company has filed a Form 8-K announcing this acquisition. However, the required audited financial statements and pro forma financial information have not been filed and will be filed as soon as practicable.

NOTE 2 - EARNINGS PER SHARE

The following represents the calculation of earnings per share:




                                                    FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30,                    SEPTEMBER 30,
                                                    ---------------------------       --------------------------

                                                        1998              1997          1998               1997
                                                        ----              ----          ----               ----

                  BASIC

Net Income                                         $     83,536     $    408,786    $    382,386       $   1,010,251

Less - preferred stock dividends                              -                -               -                   -
                                                   ------------     ------------    ------------       -------------
Net income applicable to common shareholders       $     83,536     $    408,786    $    382,386       $   1,010,251

Weighted average number of common shares              2,734,837        2,596,054       2,712,778           2,540,996
                                                   ------------     ------------    ------------       -------------
Basic earnings per share                           $       0.03     $       0.16    $       0.14       $        0.40
                                                   ============     ============    ============       =============

                 DILUTED

Net income applicable to common shareholders       $     83,536     $    408,786    $    382,386       $   1,010,251

Preferred stock dividend                                      -                -               -                   -
                                                   ------------     ------------    ------------       -------------
Net income available to common shareholders
    plus assumed conversion                        $     83,536     $    408,786    $    382,386       $   1,010,251
                                                   ------------     ------------    ------------       -------------

Weighted average number of common shares              2,734,837        2,596,054       2,712,778           2,540,996

Common stock equivalent shares representing
   shares issuable upon exercise of stock options       252,763          529,218         350,730             490,410

Common stock equivalent shares representing
   shares issuable upon exercise of warrants                  -          447,923           3,161             380,997
                                                   ------------     ------------    ------------       -------------

Weighted average number of shares used in
    Calculation of diluted income per share           2,987,600        3,573,195       3,066,669           3,412,403
                                                   ------------     ------------    ------------       -------------

Diluted earnings per share                         $       0.03     $       0.11    $       0.12       $        0.29
                                                   ============     ============    ============       =============


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenues and earnings from operations of the Company. Factors that could cause actual results to differ materially include, in addition to other factors identified in this report, a high degree of customer concentration, dependence on the computer and other electronic equipment industry, competition in the power supply industry, dependence on the Guadalajara, Mexico facility, and other risks factors detailed in the Company's Securities and Exchange Commission ("SEC") filings including the "Certain Considerations" section in the Company's Form 10-KSB for the year ended December 31, 1997. Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998, COMPARED TO SEPTEMBER 30, 1997

REVENUES

Revenues decreased by 9.8% to $4,677,219 for the three months ended September 30, 1998, from $5,185,938 for the three months ended September 30, 1997. Revenues from the Company's United Kingdom's operations of Digital Power Ltd. were $1,679,703 for the third quarter ended September 30, 1998. However, revenues attributed to the United States operations decreased by 42.2% from the same quarter during the prior year. The decrease in revenues during the three months ended September 30, 1998, can be attributed to the loss of the Company's largest customer at the end of 1997. Although this customer had some minor purchases during the first quarter of 1998, no purchases were recorded during the three months ended September 30, 1998. As previously reported, this same large OEM customer cancelled a contract in late 1997. This customer was billed cancellation charges for the cost of unique materials assemblies. After negotiations between the Company and the OEM, the Company and the OEM agreed to an amount of cancellation charges which are included in revenues. These non-reoccurring cancellation charges amounted to approximately 9.2% of revenues for the three months ended September 30, 1998. In addition, the electronics industry is experiencing some softness in the demand for the Company's products which adversely affected the Company's revenues during the third quarter.

For the nine months ended September 30, 1998, revenues increased by 2.1% to $14,307,580 from $14,008,640 for the nine months ended September 30, 1997. The increase in revenues during the nine months ended September 30, 1998, can be attributed to the acquisition of Gresham Power in the United Kingdom on January 26, 1998. For the nine months ended September 30, 1998, Gresham Power contributed $5,185,152 to the Company's revenues.

GROSS MARGINS

Gross margins were 27.5% for the three months ended September 30, 1998, compared to 23.9% for the three months ended September 30, 1997. The increase in gross margins can be attributed to greater shipments of higher margin products and to the non-reoccurring cancellation charges previously discussed. Although gross margins related to the cancellation charges are higher than other products, they do not reflect engineering costs, vendor cancellation fees, and other carrying costs associated with the contract which were previously expensed.

Gross margins were 26.9% for the nine months ended September 30, 1998, compared to 24.4% for the nine months ended September 30, 1997. The improvement in gross margins can be attributed to greater shipments of high margin products and the non-reoccurring cancellation charges discussed above.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were 17.9% of revenues for the three months ended September 30, 1998, compared to 6.7% for the three months ended September 30, 1997. Selling, general and administrative expenses were 15.7% of revenues for the nine months ended September 30, 1998, compared to 7.6% for the nine months ended September 30, 1997. The increase is due, in part, to the inclusion of selling, general and administrative expenses related to the acquisition of Gresham Power in January 1998. In addition, during the third quarter ended September 30, 1998, the Company further reduced the number of workers at its plant located in Guadalajara, Mexico, and, near the end of the quarter, reduced work hours at the Fremont, CA facility to bring operating expenses in line with the current revenue levels.

ENGINEERING AND PRODUCT DEVELOPMENT

Engineering and product development expenses were 5.3% of revenues for the three months ended September 30, 1998, and 4.5% for the three months ended September 30, 1997. Engineering and product development expenses were 5.5% of revenues for the nine months ended September 30, 1998, compared to 4.6% for the nine months ended September 30, 1997. The increase in engineering and product development is a result of an effort by the Company to develop new products for its customers. The increase is due primarily to the engagement of engineering consultants to help develop new products.

INTEREST EXPENSE

Interest expense, net of interest income, was $48,834 for the three months ended September 30, 1998, compared to $7,184 for the three months ended September 30, 1997. Interest expense, net of interest income, was $161,920 for the nine months ended September 30, 1998, compared to $19,771 for the nine months ended September 30, 1997. The increase in interest expense related to the increase in borrowing used to acquire Gresham Power.

INCOME BEFORE INCOME TAXES

For the three months ended September 30, 1998, the Company had an income before income taxes of $136,636 compared to income before income taxes of $651,691 for the three months ended September 30, 1997. For the nine months ended September 30, 1998, the Company had an income of before income taxes of $618,386 compared to $1,672,051 for the nine months ended September 30, 1997.

INCOME TAX

Provision for income tax decreased from $242,905 for the three months ended September 30, 1997, to $53,100 for the three months ended September 30, 1998, and from $661,800 for the nine months ended September 30, 1997, to $236,000 for the nine months ended September 30, 1998, as a result of a lower pre-tax income during the three and nine months ended September 30, 1998.

NET INCOME

Net income for the three months ended September 30, 1998, was $83,536 compared to $408,786 for the three months ended September 30, 1997, a decrease of 79.6%. Net income for the nine months ended September 30, 1998, was $382,386, compared to $1,010,251 for the nine months ended September 30, 1997, a decrease of 62.1%. The decrease in net income was due to decreased revenues during the third quarter ended September 30, 1998, primarily related to the Company's United States operations, and an increase in expenses related to severance payments made to laid-off workers in Mexico.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 1998, the Company had cash of $539,205 and working capital of $5,724,124. This compares with cash of $1,940,602 and working capital of $6,184,782 at September 30, 1997. The decrease in working capital was due to an increase in inventory and decrease of accounts payable, offset by a decrease in accounts receivable and increase in bank line of credit borrowings, resulting in a decrease in cash and cash equivalents, although the decrease in cash is related to cash used to acquire Gresham Power. Cash used in operating activities for the Company totaled $78,716 and $242,303 for the nine months ended September 30, 1998 and 1997.

Cash used in investing activities was $3,439,372 for the nine months ended September 30, 1998, compared to $338,989 for the nine months ended September 30, 1997. During the nine months ended September 30, 1998, the Company completed the acquisition of Gresham Power. Net cash provided by (used in) financing activities was $1,760,130 for the nine months ended September 30, 1998, compared to ($418,390). During the nine months ended September 30, 1998, the Company borrowed $1,750,000 from the bank in connection with the acquisition of Gresham Power.

On September 3, 1998, the Company entered into a Technology Transfer Agreement with KDK Electronics, Inc. ("KDK"). Under the terms of the Technology Transfer Agreement, the Company acquired from KDK the technology and right to sell in the future, products that may be derived from a design acquisition agreement dated November 10, 1987, and agreement dated June 29, 1990, between KDK and the Company. For the acquisition of the technology and future sales rights, the Company issued 35,000 shares of its common stock and will pay $140,000 in $7,000 monthly payments, beginning in October 1998.

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

The Company has recently acquired new software and has been informed by its suppliers that such software used by the Company is Year 2000 compliant. The software from these suppliers is used in major areas of the Company's operations such as for financial, sales, warehousing and administrative purposes. The

Company has no internally generated software. In connection with the acquisition of Gresham Power, the Company has determined that Gresham Power's existing software will not be Year 2000 compliant, and has acquired hardware and software to address the Year 2000 Issue at a cost of approximately $200,000. The Company anticipates that Gresham Power will complete the installation of the hardware and software during the first part of 1999. Other than Gresham Power, and after reasonable investigation, the Company has not yet identified any other Year 2000 problem but will continue to monitor the issue. However, there can be no assurances that the Year 2000 problem will not occur with respect to the Company's computer systems.

During the third quarter of 1998, the Company initiated formal communications with significant suppliers and large customers to determine the extent to which those third parties' failure to remedy their own Year 2000 Issues would materially effect the Company and its subsidiaries. The Company has not received any indication from its suppliers and large customers that the Year 2000 Issue may materially effect their ability to conduct business.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As previously reported on Form 10-QSB for the quarter ended March 31, 1998, the Company is involved in certain litigation. During the quarter ended September 30, 1998, the Company settled the complaint filed in the Superior Court of California In and For the County of Santa Clara (Case No. CV773108) by KDK Electronics, Inc. ("KDK"). On September 3, 1998, the Company and KDK settled the lawsuit. Under the terms of the settlement agreement, the Company paid KDK $10,000 and each party bore its own expenses.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

10.7  Technology Transfer Agreement with KDK Electronics, Inc.

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



Date:  November 13, 1998                           ROBERT O. SMITH

                                                   Robert O. Smith
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)



Date:  November 13, 1998                           PHILIP G. SWANY

                                                   Philip G. Swany
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)