Form 10KSB
period 1998-12-31
DIGITAL POWER CORP
filed 1999-04-15
CIK 896493

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)
     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998

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
          (Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class                   Name of Each Exchange on Which Registered
-------------------                   -----------------------------------------
Common Stock                                  American Stock Exchange
Redeemable Common Stock Purchase Warrants     American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

     Title of Each Class
     -------------------
     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes  [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the year ended December 31, 1998, were $18,733,470.

As of February 26, 1999, the aggregate market value of the voting common stock held by non-affiliates was approximately $4,617,495 based on the average bid and ask price of $1.81 per share.

As of February 26, 1999, the number of shares of common stock outstanding was 2,771,435.

Documents incorporated by reference: Items 9 through 12 of Part III of this Form 10-KSB are incorporated by reference to Digital's definitive Proxy Statement for the 1999 annual shareholders' meeting to be filed with the Commission within 120 days from the end of the year.

Transitional Small Business Disclosure Format (check one):  Yes  [  ]  No [X]

Exhibit index is located on page 21.

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

        Products which convert AC from a primary power source into DC are generally referred to as "power supplies." Products which convert one level of DC voltage into a higher or lower level of DC voltage are generally referred to as "DC/DC converters." "Switching" power supplies are distinguished from "linear" power supplies by the manner and efficiency with which the power supply "steps down" voltage levels. A linear power supply converts an unregulated DC voltage to a lower regulated voltage by "throwing away" the difference between the two voltages as heat. Consequently, the linear power supply is inherently inefficient-typically only 45% efficient for a 5V output regulator. By contrast, a switching power supply converts an unregulated DC voltage to a lower regulated voltage by storing the difference in a magnetic field. When the magnetic field grows to a pre-determined level, the unregulated DC is switched off and the output power is provided by the energy stored in the magnetic field. When the field is sufficiently depleted, the unregulated DC is switched on again to deliver power to the output while the excess voltage is again stored in the magnetic field. As a result, the switching power supply is more efficient-typically 75% efficient for a 5V output regulator.

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

        Another advantage of the Company's power supply products is their extreme flexibility of design. The Company has purposely designed its base model power supply products so that they can be quickly and inexpensively modified and adapted to the specific power supply needs of any OEM. This "flexibility" approach has allowed the Company to provide samples of modified power supplies to OEM customers in only a few days after initial consultation, an important capability given the emphasis placed by OEMs on "time to market." In addition, this "flexibility" approach results in very low non-recurring engineering (NRE) expenses. Because of its reduced NRE expenses, the Company does not charge its OEM customers for NRE related to tailoring a power supply to a customer's specific requirements. This gives the Company a distinct advantage over its competitors, many of whom do charge their customers for NRE expenses. The Company's marketing strategy is to exploit this combination of high power density, design flexibility, and short time-to-market to win an increasing share of the growing power supply market.

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

        Digital Power Corporation is a California corporation originally formed in 1969 through a predecessor. Unless the context indicates otherwise, any reference to "Digital Power" or the "Company" herein includes its majority-owned Mexican subsidiary, Poder Digital S.A. de C.V. and its United Kingdom subsidiary, Digital Power Limited, dba Gresham Power Electronics. Further, unless otherwise indicated, reference to dollars in this Annual Report shall mean United States dollars.

1998 Activity

        At the end of calendar year 1997, the Company was informed by its then largest customer that it would cease making purchases of power supplies from the Company. That customer accounted for approximately 24.4% of the Company's total sales during 1997. Further, during calendar year 1998, there was a softness in the overall market for power supplies. As a result during 1998, the Company experienced a substantial decrease in revenues of approximately $7 million from its United States operations. The decrease in revenues, however, was offset by revenues acquired through the acquisition of certain assets of Gresham Power Electronics in January 1998 discussed below. The Company is conducting business in Europe through its wholly-owned subsidiary Digital Power Limited, dba Gresham Power Electronics ("Gresham Power"). In addition, the Company had certain adverse adjustments to its cost of goods sold due to obsolescence and price erosion of the Company's inventory. Finally, during 1998, the Company increased its research and development expenditures to develop new products. Due to all of these factors, the Company incurred a net loss of $570,588 during 1998.

Gresham Power

        Pursuant to an Asset Sale Agreement (the "Agreement"), on January 22, 1998, Digital Power acquired the assets of Gresham Power Electronics from Gresham Lion Technology Limited, an English corporation ("Gresham Lion"). The consideration paid for the acquisition was $2.7 million, which amount is subject to adjustment depending upon the net asset value (accounts receivables, fixed assets and inventory less liabilities) ("NAV") as of the closing date. Specifically, pursuant to the Agreement, the acquisition amount shall be increased by $1.6284 for each United Kingdom pound that Gresham Power's NAV exceeds UK(pound)1,100,000 as of the closing date, and shall be reduced by $1.6284 for each United Kingdom pound that the NAV is less than UK(pound)1,100,000 as of the closing date. In addition to the foregoing, if the NAV as of March 31, 1998, equals or exceeds UK(pound)1,606,000, Gresham Lion shall be paid an additional $300,000 subject to a reduction of $1.6284 for every United Kingdom pound NAV is less than UK(pound)1,606,000. Further, Digital Power shall pay Gresham Lion an additional $1.15 for every United Kingdom pound of earnings before interest and taxes which exceeds UK(pound)250,000, up to a maximum additional payment of $300,000. As a result of primarily Gresham Power's NAV as of the closing date, and, to a lesser extent, Gresham Power achieving certain earnings, Digital Power paid an additional $371,978 in the aggregate to Gresham Lion.

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

The Market

        Since all electronic equipment requires power supplies, the overall market for power supplies is very large. The growth of the power supply industry has paralleled that of the general electronics industry. Since 1994, growth has escalated at an even faster pace, fueled by the demand for networking communications equipment and computing equipment and its peripherals. Future growth is expected tocome from the same markets, as internet and intranet networking and cellular and digital telephones continue to become popular around the world.

        The electronic power supply market is typically split into "captive" and "merchant" market segments. The captive segment of the market, that portion represented by OEMs who design and manufacture power supplies for use in their own products. The remaining power supply market is served by merchant power supply manufacturers, such as Digital Power, that design and manufacture power supplies for sale to OEMs.

        The Company believes that the merchant market is the fastest growing segment of the power supply market, as OEMs continue to outsource their power supply requirements. The Company believes that this increase is due, in part, to the fact that power supplies are becoming an increasingly complex component in the eyes of OEMs, with constantly changing requirements such as power factor correction (PFC) and filtering specifications to minimize electromagnetic interference (EMI).

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

Customers

        Digital Power's products are sold domestically and in Canada through a network of 14 manufacturers' representatives. Digital Power also has 23 stocking distributors in the United States and Europe. In addition, the Company has formed strategic relationships with three of its customers to private label its products. Digital Power's customers can generally be grouped into three broad industries, consisting of the computer, telecommunication, and instrument industries. The Company has a current base of over 150 active customers, including companies such as Ascend Communications, Telex, Storage Dimensions, Motorola, Stanford Telecommunications, Extreme Network, Ericsson and British Telecom.

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

        The Company intends to continue its sales primarily to existing customers while simultaneously targeting sales primarily to new customers. The Company believes that its "flexibility" concept allows customers a unique choice between its products and products offered by other power supply competitors. OEMs have typically had to settle for a standard power supply product with output voltages and other features predetermined by the manufacturer.
Alternatively, if the OEM's product required a different set of power supply parameters, the OEM was forced to design this modification in-house, or pay a power supply manufacturer for a custom product. Since custom-designed power supplies are development- intensive and require a great deal of time to design, develop, and manufacture, only OEMs with significant volume requirements can economically justify the expense and delay associated with their production. Furthermore, since virtually every power conversion product intended for use in commercial applications requires certain independent safety agency testing at considerable expense, such as by Underwriters Laboratories, an additional barrier is presented to the smaller OEM. By offering the OEM customer a new choice with the Digital Power "flexibility" series, the Company believes it has an advantage over its competitors. The Company's "flexibility" series is designed around a standardized power platform, but allows the customer to specify output voltages tailored to its exact requirements within specific parameters. Furthermore, OEMs are seeking power supplies with greater power density. Digital Power's strategy in responding to this demand has been to offer increasingly smaller power supply units or packages.

Product Strategy and Products

        Digital Power has nine series of base designs from which thousands of individual models can be produced. Each series has its own printed circuit board
(PCB) layout that is common to all models within the series regardless of the number of output voltages (typically one to four) or the rating of the individual output voltages. A broad range of output ratings, from 3.3 volts to 48 volts, can be produced by simply changing the power transformer construction and a small number of output components. Designers of electronic systems can determine their total power requirements only after they have designed the system's electronic circuitry and selected the components to be used in the system. Since the designer has a finite amount of space for the system and may be under competitive pressure to further reduce its size, a burden is placed on the power supply manufacturer to maximize the power density of the power supply. A typical power supply consists of a PCB, electronic components, a power transformer and other electromagnetic components, and a sheet metal chassis. The larger components are typically installed on the PCB by means of pin-through-hole assembly where the components are inserted into pre-drilled holes and soldered to electrical circuits on the PCB. Other components can be attached to the PCB by surface mount interconnection technology (SMT) which allows for a reduction in board size since the holes are eliminated and components can be placed on both sides of the board. The Company's US100 series is an example of a product using this manufacturing technology.

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

        The UP300 series consists of economical, high efficiency, open frame switchers that deliver up to 300 watts of continuous, or 325 watts of peak power, from one to two outputs. The 115/230VAC auto- selectable input allows them to be used worldwide. On-board EMI filtering is a standard feature. Flexibility options include a cover, power fail/power good signal, and an isolated 2nd output. The UP300 is also available as the SP300 series, which is jumper selectable between 115 and 230VAC and provides the OEM an even more economical solution. This product can be used in network switching systems or other electronic systems where a lot of single output current, such as 5, 12, 24, or 48 volt current might be required.

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

        The newest product developed by the Company is the UPF 150 series. The UPF 150 is an open- frame switcher that delivers up to 150watts of continuous power from one to four outputs. The UPF 150 is endowed with power factor correction and a Class B EMI filter, making the series particularly well-suited for those customers selling into the international market place.

        The Company also produces two products designated as the KD series in a 150 watt and 200 watt product. These designs were licensed in 1987, and amended in 1990, under a licensing agreement with KDK Electronics. They are still offered for sale but are expected to continue to decline as a percentage of Digital Power's revenues. The licensing agreement with KDK Electronics, as amended, provides that KDK Electronics will be paid a royalty equal to 5% on the first $20 million total sales of the KD series products with the royalty decreasing on sales over that amount. Further, in the event total historical sales of KD products reach $20 million, then KDK Electronics will be granted a stock option to purchase 100,000 shares of Digital Power's common stock for $3.50 per share with Digital Power paying the exercise price.

         In connection with litigation involving KDK Electronics and the Company, on September 3, 1998, the Company entered into a Technology Transfer Agreement with KDK Electronics. Under the terms of the Technology Transfer Agreement, the Company acquired from KDK Electronics the technology and right to sell in the future products that may be derived under the 1987 licensing agreement, as amended, between KDK Electronics and the Company. For the acquisition of the technology and future sales rights and settlement of litigation, the Company issued 35,000 shares of its common stock and will pay $150,000 in $7,000 monthly payments, beginning in October 1998. "See Item 3. Legal Proceedings."

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

        These services incorporate one of the Company's base products along with additional enclosures, cable assemblies, and other electronic components to arrive at a power subassembly. This strategy matches with those OEMS wishing to reduce their vendor base, as the turnkey sub-assembly allows customers to eliminate other vendors.

        Other than certain fabricated parts such as printed circuit boards and sheet metal chassis which are readily available from many suppliers, the Company uses no custom components. Typically, two suppliers are qualified for every component, with the exception being one line transformer manufactured by Spitznagel. This transformer is designed into one of the Company's products, which accounted for less than 10% of the Company's total sales in 1998.

Manufacturing Strategy

        Consistent with its product flexibility strategy, the Company aims to maintain a high degree of flexibility in its manufacturing processes in order to respond to rapidly changing market conditions. With few exceptions, the competitive nature of the power supply industry has placed continual downward pressure on selling prices. In order to achieve low cost manufacturing with a labor-intensive product, manufacturers have the option of automating much of the labor out of their product, or producing their product in a low labor cost environment. Given the high fixed costs of automation and the resistance this places on making major product changes, Digital Power believes that its flexible manufacturing strategy is best achieved through a highly variable cost of operation. In 1986, the Company established a wholly-owned subsidiary in Guadalajara, Mexico to assemble its products. This manufacturing facility performs materials management, sub-assembly, final assembly, and test functions for the majority of the Company's power supply products. Currently, almost all of the Company's manufacturing, including its value-added services, is done at a 16,000 square foot facility operated by the Company's wholly-owned subsidiary, Poder Digital, S.A. de C.V., located in Guadalajara, Mexico. In addition, Digital Power has entered into an agreement with Fortron/Source Corp. to manufacture Digital Power's products at a facility located in China on a turnkey basis. Purchases from Fortron/Source will be made pursuant to purchase orders and the agreement may be terminated upon 120 days notice. The Company is manufacturing approximately 15% of its product requirements through Fortron/Source and expects to increase these production levels due to cost advantages achieved through Chinese procurement. The Company believes that the facility in China complements its manufacturing facility in Guadalajara, Mexico since the facility in China allows the Company to produce power supplies with sufficient lead time at lower costs, while the Guadalajara facility will continue to manufacture power supplies that need a quick turnaround or modification.

Sales, Marketing and Customers

        During 1998, the Company had revenues of $18,733,470 and a net loss of $570,588 compared to revenues of $18,884,259 and net income of $1,400,790 during fiscal year 1997.

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

        In certain territories, the Company has entered into agreements with 23 stocking distributors who buy and resell the Company's products. For the fiscal years ended December 31, 1998 and 1997, distributor sales accounted for 26.07% and 44.3%, respectively, of the Company's total sales. Over this same period, one distributor accounted for 13% and 24.9%, respectively, of total sales. In addition, international sales through stocking distributors accounted for less than 5% of the Company's sales. In general, the agreements with stocking distributors are subject to annual renewal and may be terminated upon 90 days' written notice. Although these agreements may be terminated by either party in the event a stocking distributor decides to terminate its agreement with the Company, the Company believes that it would be able to continue the sale of its products through direct sales to the customers of the stocking distributor.
Further, and in general, stocking distributors are eligible to return 25% of their previous six- months' sales for stock rotation. For the past three years, stock rotations have not exceeded one percent of total sales.

        The Company has also entered into agreements with three private label customers who buy and resell the Company's products. Under these agreements, the Company sells its products to the private label company who then resells the products with its label to its customers. The Company believes that these private label agreements expand its market by offering the customer a second source for the Company's products. The private label agreements may be terminated by either party. Further, the private label agreement requires that any product subject to a private label be available for five years. For the years ended December 31, 1998 and 1997, private label sales accounted for 8.0% and 13.9%, respectively, of total sales.

        The Company's promotional efforts to date have included product data sheets, feature articles in trade periodicals, and trade shows. The Company's future promotional activities will likely include space advertising in industry-specific publications, a full-line product catalog, application notes, and direct mail to an industry-specific mail list.

        The Company's products are warranted to be free of defects for a period ranging from one to two years from date of shipment. No significant warranty returns were experienced in either 1998 or 1997. As of December 31, 1998, the Company's warranty reserve was $305,000.

Competition

        The merchant power supply manufacturing industry is highly fragmented and characterized by intense competition. The Company's competition includes over 500 companies located throughout the world, some of whom have advantages over the Company in terms of labor and component costs, and some of whom may offer products comparable in quality to those of the Company. Certain of the Company's competitors, including Artesyn Technologies, Inc. (now merged with Zytec Corporation), ASTEC America, and Lambda Electronics, have substantially greater fiscal and marketing resources and geographic presence than does the Company. If the Company continues to be successful in increasing its revenues, competitors may notice and increase competition for the Company's customers. The Company also faces competition from current and prospective customers who may decide to design and manufacture internally the power supplies needed for their products. Furthermore, certain larger OEMs tend to contract only with larger power supply manufacturers. This factor could become more problematic to the Company if consolidation trends in the electronics industry continue and some of the OEMs to whom the Company sells its products are acquired by larger OEMs. To remain competitive, management believes that the Company must continue to compete favorably on the basis of value by providing advanced manufacturing technology, offering superior customer service and design engineering services, continuously improving quality and reliability levels, and offering flexible and reliable delivery schedules. The Company believes it has a competitive position with its targeted customers who need a high-quality, compact product which can be readily modified to meet the customer's unique requirements. However, there can be no assurance that the Company will continue to compete successfully in the power supply market.

Research and Development

        The Company's research and development efforts are primarily directed toward the development of new standard power supply platforms which may be readily modified to provide a broad array of individual models. Improvements are constantly sought in power density, modifiability, and efficiency, while the Company attempts to anticipate changing market demands for increased functionality, such as PFC and improved EMI filtering. Internal research is supplemented through the utilization of consultants who specialize in various areas, including component and materials engineering and electromagnetic design enhancements to improve efficiency, while reducing the cost and size of the Company's products. Product development is performed at Digital Power's headquarters in California by three engineers who are supported and assisted by five technicians. The Company's total expenditures for research and development were $1,397,816 and $866,787 for the years ended December 31, 1998 and 1997, respectively, and represented 7.46% and 4.59% of the Company's total revenues for the corresponding periods.

Employees

        As of December 31, 1998, the Company had approximately 340 full-time employees, with 255 of these employed at its wholly-owned subsidiary Poder Digital located in Guadalajara, Mexico, and 50 employed by Gresham Power. The employees of Digital Power's Mexican operation are members of a national labor union, as are most employees of Mexican companies. The Company has not experienced any work stoppages at either of its facilities and believes its employee relations are good.

Guadalajara, Mexico Facility and Foreign Currency Fluctuations

        The Company produces substantially all of its products at its 16,000 square foot facility located in Guadalajara, Mexico. The products are then delivered to Fremont, California for testing and distribution. The Company believes that it has a good working relationship with its employees in Guadalajara, Mexico and has recently signed a five-year contract with the union representing the employees. In 1997, the Company entered into a "turnkey" manufacturing contract with a manufacturer located in China to produce its products in an attempt to reduce its dependence on its Mexican facility. At this time the purchase of products from the manufacturer located in China accounts for approximately 15% of revenues and requires advance scheduling which affects the Company's ability to produce products quickly. However, if the Company's revenues grow as anticipated, the Company intends to manufacture more of its products utilizing the Chinese manufacturer. In the event that there is an unforeseen disruption at the Guadalajara production plant or with the Chinese manufacturer, such disruption may have an adverse effect on the Company's ability to deliver its products and may adversely affect the Company's financial operations.

        Further,  the  Guadalajara,   Mexico  facility  conducts  its  financial
operations using the Mexican peso and Gresham Power conducts its financial operation using the United Kingdom pound. Therefore, due to financial conditions beyond the control of the Company, the Company is subject to monetary fluctuations between the U.S. dollar, Mexican peso, and United Kingdom pound. During fiscal 1998, the Company lost $37,771 as a result of currency fluctuations.

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

Customer Concentration

        Traditionally, the Company has relied on a limited number of customers for growth and increase in sales. For the fiscal year ended December 31, 1997, one OEM accounted for 24.9% of the Company's total revenues which subsequently ceased purchases during the fourth quarter of 1997. See "Management's Discussion and Analysis or Plan of Operation." For the year ended December 31, 1998, one OEM customer accounted for 13% of the Company's total revenue. The loss of any major OEM customers may have an adverse effect on the Company's revenues.

$3 Million Credit Facility

        The Company has entered into a $3 million credit facility with San Jose National Bank. As of December 31, 1998, approximately $1.6 million was outstanding. The credit facility bears interest based upon the lender's prime rate, is due June 15, 1999, and is secured by all of the Company's assets. Under terms of the loan agreement, the Company is in technical default requiring that the Company be profitable on a quarterly basis and maintain certain debt to tangible net worth ratios. The Company has obtained a wavier of the covenants from the bank. However, in the event the Company continues to be unprofitable, no assurance can be given that the bank will continue to waive the covenants or renew the Company's loan.

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

Dependence on Guadalajara, Mexico Facility; Foreign Currency Fluctuations

        The Company produces substantially all of its products at its facility located in Guadalajara, Mexico. The products are then delivered to Fremont, California for testing and distribution. The Company believes that it has a good working relationship with its employees in Guadalajara, Mexico and has signed a five-year contract with the union representing the employees. The Company has also entered into a "turnkey" manufacturing contract with a manufacturer located in China to produce its products in an attempt to reduce its dependence on its Mexican facility. At this time the purchase of products from the manufacturer located in China accounts for approximately 15% of revenues and requires advance scheduling which affects the Company's ability to produce products quickly. However, the Company may manufacture more of its products utilizing the Chinese manufacturer. In the event that there is an unforeseen disruption at the Guadalajara production plant or with the Chinese manufacturer, such disruption may have an adverse effect on the Company's ability to deliver its products and may adversely affect the Company's financial operations.

Dependence Upon Key Personnel

        The Company's performance is substantially dependent on the performance of its executive officers and key personnel, and on its ability to retain and motivate such personnel. The loss of any of the Company's key personnel, particularly Robert O. Smith, Chief Executive Officer, could have a material adverse effect on the Company's business, financial condition, and operating results. The Company has "key person" life insurance policies on Mr. Smith in the aggregate amount of $2 million. The Company also has an employment agreement with Mr. Smith.

Dependence on Suppliers

        In order to reduce dependence on any one supplier, the Company attempts to obtain two suppliers for each component of its products. However, for one line transformer in its product, the Company is dependent on a single supplier. Currently, this product accounts for less than 10% of the Company's total sales. Although the Company will seek to find other manufacturers of transformers for this product, unanticipated shortages or delays in these parts may have an adverse effect on the Company's results of operations.

No Patents

        The Company's products are not subject to any U.S. or foreign patents. The Company believes that because its products are being continually updated and revised, obtaining patents would not be beneficial. Therefore, there can be no assurance that other competitors or former employees will not obtain the Company's proprietary information and develop it.

Item 2.  Description of Properties.

        The Company's headquarters are located in approximately 9,500 square feet of leased office, research and development space in Fremont, California. The Company pays $5,890 per month, subject to adjustment, and the lease expires on January 31, 2001. The Company's manufacturing facility is located in 16,000 square feet of leased space in Guadalajara, Mexico. The Company pays approximately $3,500 per month, subject to adjustment, and the lease expires in February 2001. Gresham Power leases approximately 25,000 square feet for its location in Salisbury, England. Gresham Power pays rent of approximately (pound)17,500 per quarter, and the lease will expire September 26, 2009. Gresham Power is currently negotiating to enter into a new lease with the landlord. The Company believes that its existing facilities are adequate for the foreseeable future and has no plans to expand them.

Item 3.  Legal Proceedings.

        On April 20, 1998, the Company was served with a complaint in the Superior Court of California in and for the County of Santa Clara (Case No. CV773108) by KDK Electronics, Inc. In its complaint, KDK Electronics alleged breach of contract, misappropriation of trade secrets, fraud, and negligent misrepresentation in connection with, among other things, the Company's alleged failure to pay KDK Electronics royalties on sales of products that were allegedly derived from KDK Electronic's designs, and for failure to issue 100,000 shares of the Company's Common Stock based on revenues from those products. KDK Electronic's complaint seeks economic damages of approximately $300,000, punitive and exemplary damages, injunctive relief, attorneys' fees and costs.

         In connection with litigation involving KDK Electronics and the Company, on September 3, 1998, the Company entered into a Technology Transfer Agreement with KDK Electronics. Under the terms of the Technology Transfer Agreement, the Company acquired from KDK Electronics the technology and right to sell in the future products that may be derived under the 1987 licensing agreement, as amended, between KDK Electronics and the Company. For the acquisition of the technology and future sales rights and settlement of litigation, the Company issued 35,000 shares of its common stock and will pay $150,000 in $7,000 monthly payments, beginning in October 1998. Further, under the terms of the settlement agreement, each party bore its own expenses.

        On March 17, 1998, a lawsuit was filed by Ignacio Valencia against the Company in the Superior Court of Santa Clara County (No. CV772665) alleging deceit and breach of contract. In the complaint, Mr. Valencia alleged that in 1986, Mr. Valencia moved his family to Guadalajara, Mexico on reliance that he would become president of Poder Digital S.A. de C.V. ("Poder"), the Company's wholly-owned subsidiary and would receive forty percent of the profits of Poder. Mr. Valencia claimed lost wages of $52,000 and lost stock options of $350,000 and punitive damages.

        On February 12, 1999, the Company settled the lawsuit with Mr. Valencia. Under the terms of the settlement, the Company paid Mr. Valencia $16,110 and will provide Mr. Valencia employment for six months at the hourly rate of $18.50, 40 hours per week. Mr Valencia's term of employment will end on August 13, 1999. In connection with the settlement, Mr. Valencia dismissed his claim with prejudice.

Item 4.  Submission of Matters to a Vote of Security Holders.

        None

                                     PART II

Item 5.  Market for Common Equity and related Stockholder Matters.

(a) Comparative Market Prices

        Digital Power's Common Stock and Redeemable Common Stock Purchase Warrants are listed and traded on the American Stock Exchange ("AMEX") under the symbols DPW and DPW+, respectively. Prior to being listed and traded on AMEX, Digital Power's Common Stock and Redeemable Common Stock Purchase Warrants were traded on the NASDAQ SmallCap Market. The following tables set forth the high and low closing sale prices, as reported by AMEX and/or NASDAQ SmallCap Market, for Digital Power's Common Stock and Warrants for the prior two fiscal years.

                                  Common Stock


Period                                             Low           High
------                                             ---           ----
Quarter ending December 31, 1998                  $1.38          $2.94
Quarter ending September 30, 1998                 $1.63          $5.44
Quarter ending June 30, 1998                      $4.25          $6.69
Quarter ending March 31, 1998                     $5.75          $7.00

                                  Common Stock


Period                                             Low           High
------                                             ---           ----

Quarter ending December 31, 1997                  $6.25          $9.75
Quarter ending September 30, 1997                 $9.63          $11.38
Quarter ending June 30, 1997                      $7.50          $10.25
Quarter ending March 31, 1997                     $5.25          $8.50


                    Redeemable Common Stock Purchase Warrants


Period                                             Low           High
------                                             ---           ----

Quarter ending December 31, 1998                  $ .13          $ .63
Quarter ending September 30, 1998                 $ .25          $ .94
Quarter ending June 30, 1998                      $ .75          $2.19
Quarter ending March 31, 1998                     $1.00          $2.25

Quarter ending December 31, 1997                  $1.69          $4.63
Quarter ending September 30, 1997                 $4.50          $6.13
Quarter ending June 30, 1997                      $2.88          $5.00
Quarter ending March 31, 1997                     $1.50          $3.75

(b) Holders

        As of December 31, 1999, there were 2,771,435 shares of Digital Power common stock outstanding, held by approximately 124 holders of record, not including shareholders whose shares are held in street name. As of the same date, there were 838,090 warrants outstanding, with approximately 68 holders of record, not including warrantholders whose warrants are held in street name.

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

        In January 1998, the Company acquired certain assets of Gresham Power. Similar to Digital Power, Gresham Power designs, manufactures and distributes switching power supplies, uninterruptible power supplies and frequency converters  for  the  commercial  and  military  markets.  As a  result  of  the acquisition of Gresham Power, the Company's Consolidated Balance Sheet, Consolidated Statements of Income, Consolidated Statement of Stockholders' Equity and Consolidated Statements of Cash Flows for the year ended December 31, 1998, include the financial statements of Gresham Power from January 22, 1998, the date of acquisition.

Results of Operations

        The table below sets forth certain statements of operations data as a percentage of revenues for the years ended December 31, 1998 and 1997.

                                              Years Ended December 31
                                              -----------------------
                                              1998               1997
                                              ----               ----

Revenues                                       100%               100%
Cost of goods sold                            78.89              73.90
                                              -----              -----
Gross margin                                  21.11              26.10

Selling, general and administrative           16.73               8.44
Engineering and product development            7.46               4.59
                                              -----              -----
Total operating expense                       24.19              13.03
                                              -----              -----
Operating income                              (3.08)             13.07
Net interest expense                           1.14                .11
Translation loss                                .20                .11
                                              -----              -----

Income (Loss) before income taxes             (4.42)             12.85

Provision (Benefit) for income taxes          (1.37)              5.43
                                              -----              -----
Net (Loss) Income                             (3.05%)             7.42%
                                             ======              =====


        The following discussion and analysis should be read in connection with the Company's Consolidated Financial Statements and the notes thereto and other financial information included elsewhere in this report.

Year Ended December 31, 1998, Compared to Year Ended December 31, 1997

Revenues

        Revenues for the fiscal year ended December 31, 1998, were $18,733,470 which represented a decrease of $150,789, or approximately 1%, from revenues of $18,884,259 for the year ended December 31, 1997. The decrease in revenues was due primarily to the loss of the Company's largest customer which accounted for approximately 24.4% of the Company's revenues during 1997. This decrease in total revenues was offset by an increase in revenues of $7,002,041 from Gresham Power which was acquired in January 1998.

Gross Margins

        Gross margins were 21.11% for the year ended December 31, 1998 compared to 26.10% for the fiscal year ended December 31, 1997. This decrease in gross margins can be primarily attributed to an increase in cost of goods sold due to price erosion of inventory, the write off certain slow moving inventory, and the increase in warranty reserves.

Selling, General and Administrative

        Selling, general and administrative expenses increased by $1,540,446 to $3,134,211 for the year ended December 31, 1998, from $1,593,765 for the fiscal year ended December 31, 1997. Of the increase, $1,289,006 is attributed to Gresham Power. The other additional increase is primarily related to an increase in provision of bad debts and for professional fees.

Engineering and Product Development

        Engineering and product development expenses were $1,397,816 for the year ended December 31, 1998, as compared to $866,787 for the year ended December 31, 1997. Of the increase, $280,514 is attributed to Gresham Power. The other additional increase can be attributed to expenses related to the development of the UPF 150 and another new product and to the settlement of litigation involving KDK Electronics.

Interest Expense

        Net interest expense was $220,894 for the year ended December 31, 1998, compared to $21,542 for the year ended December 31, 1997. This increase in interest expense is primarily due to increased borrowings of approximately $1,700,000 to acquire Gresham Power in January 1998.

Translation Loss

        The primary currency of the Company's subsidiary, Poder Digital, is the Mexican peso and for Gresham Power, the United Kingdom pound. During 1998, the Company experienced a translation loss of $37,771 primarily related to Poder Digital's operations using Mexican pesos, compared with a translation loss of $19,846 in 1997.

(Loss) Income Before Income Taxes

        The Company incurred a loss of ($828,588) before income taxes during 1998 compared to income before income taxes of $2,426,790 in 1997. This substantial decrease, as discussed above was due to the loss of the Company's largest customer during the end of 1997, softness in the power supply market, and erosion of the Company's gross margin, and increased research and developments expenses.

Income Tax

        For the year ended December 31, 1998, the Company had an income tax benefit of $258,000 due to its 1998 net loss compared to tax expense of $1,026,000 for the year ended December 31, 1997.

Net (Loss) Income

        Net loss was ($570,588) in 1998 compared to net income of $1,400,790 in 1997.

        The Company does not believe that its business is seasonal.

Liquidity and Capital Resources

        Through December 31, 1998, the Company funded its operations primarily through revenues generated from operations, and bank borrowings. As of December 31, 1998, the Company had cash and cash equivalents of $867,607 and working capital of $5,001,316. This compares with cash and cash equivalents of $2,205,299 and working capital of $7,050,144 at December 31, 1997. The decrease in working capital for the year ended December 31, 1998, is primarily due to the Company's loss and borrowings to acquire Gresham Power. Cash provided by (used in) operating activities for the Company totaled $10,066 and $(80,252) for the year ended December 31, 1998 and 1997, respectively. Cash used in investing activities of $3,500,586 during 1998 consisted of primarily expenditures for the purchase of the assets of Gresham Power. During 1997, cash used in investing activities amounted to $388,825 from the purchase of production and testing equipment. For the year ended December 31, 1998, cash flow from financing activities included proceeds from borrowings of $2,366,846 offset by proceeds of $95,350 from the exercise of warrants and stock options and payments of $300,505 on borrowings. During the year ended December 31, 1997, the Company's line of credit and bank loans, other than the ESOP, were paid in full.

        The Company is a guarantor of a $500,000 term loan granted to the Company's employee stock ownership plan ("ESOP"). The balance outstanding of $184,919 related to this term loan is included in the total amount of the Company's bank borrowings as of December 31, 1998, stated in the preceding paragraph. The loan is due in June 2001, and bears interest at 8.5% per annum. Proceeds from the loan were used to acquire the Company's common stock by the ESOP. Principal and interest on the loan will be paid by the ESOP through contributions made by the Company to the ESOP in the amount of approximately $8,852 per month. This amount will be a monthly charge to expense.

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

        The Company upgraded its software at a cost of less than $10,000 and has been informed by its suppliers that such software is Year 2000 compliant. The software from these suppliers is used in major areas of the Company's operations such as for financial, sales, warehousing and administrative purposes. The Company has no internally generated software. The Company believes that all of its hardware is Year 2000 compliant. In connection with the acquisition of Gresham Power, the Company has determined that Gresham Power's existing software will not be Year 2000 compliant, and has acquired new hardware and software to address the Year 2000 issue at a cost of approximately $150,000 to make Gresham Power Year 2000 compliant. The Company anticipates that Gresham Power will complete the installation of hardware and software during the first part of 1999. Other than Gresham Power, and after reasonable investigation, the Company has not yet identified any other Year 2000 problem but will continue to monitor the issue. However, there can be no assurances that the Year 2000 problem will not occur with respect to the Company's computer systems.

        The Company and its subsidiaries intend, but have not yet, initiated formal communications with significant suppliers and large customers to determine the extent to which those third parties' failure to remedy their own Year 2000 Issues would materially effect the Company and its subsidiaries. In the event that the Company receives indications from its suppliers and large customers that the Year 2000 Issue may materially effect their ability to conduct business, the Company will seek contingency plans such as finding other vendors that are Year 2000 compliant or increase its inventory of supplies or parts in an attempt to ensure smooth operations until such vendor can remedy the problem.

Impact of Recently Issued Standards

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (FASB133), "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for fiscal years beginning after June 15, 1999. Earlier application is encouraged; however, the Company does not anticipate adopting FASB133 until the fiscal year beginning January 1, 2000. FASB133 requires that an entity recognize all derivatives as assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not believe the adoption of FASB133 will have a material impact on assets, liabilities or equity. The Company has not yet determined the impact of FASB133 on the income statement or the impact on comprehensive income.

        FASB132, "Employers' Disclosures About Pensions and Other Postretirement Benefits" and FASB134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" were issued in 1998 and are not expected to impact the Company's future financial statement disclosures, results of operations and financial position.

Item 7.  Financial Statements.

        The financial statements of the Company, including the notes thereto and report of the independent auditors thereon, are attached hereto as exhibits as page numbers F-1 through F-26.

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

Item 13.  Exhibits and Reports on Form 8-K.

(a)     Exhibits

3.1     Amended and Restated Articles of Incorporation of Digital Power
        Corporation(1)
3.2     Amendment to Articles of Incorporation(1)
3.3     Bylaws of Digital Power Corporation(1)
4.1     Specimen Common Stock Certificate(2)
4.2     Specimen Warrant(1)
4.3     Representative's Warrant(1)
10.1    Revolving Credit Facility with San Jose National Bank(1)
10.2    KDK Contract(1)

10.3    Agreement with Fortron/Source Corp.(1)
10.4    Employment Agreement With Robert O. Smith(2)
10.5    1997 Stock Option Plan(1)
10.6    Gresham Power Asset Purchase Agreement(3)
10.7    1998 Stock Option Plan
10.8    Technology Transfer Agreement with KDK Electronics(4)
10.9    Loan Commitment and Letter Agreement
10.10   Promissory Note
21.1    List of Subsidiaries of Issuer

(1) Previously filed with the Commission on October 16, 1996, to the Company's Registration Statement on Form SB-2.
(2) Previously filed with the Commission on December 3, 1996, to the Company's Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2.
(3) Previously filed with the Commission on February 2, 1998, to the Company's Form 8-K.
(4) Previously filed with the Commission with its Form 10-QSB for the quarter ended September 30, 1998.

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   DIGITAL POWER CORPORATION,
                                                   a California Corporation


                                                  /s/ Robert O. Smith
                                                  -----------------------------
                                                  Robert O. Smith,
                                                  Chief Executive Officer

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                                       Date


/s/ Robert O. Smith                                             April 12, 1999
----------------------------------------
Robert O. Smith, Chief Executive Officer
(Principal Executive Officer)


/s/ Philip G. Swany                                             April 12, 1999
----------------------------------------
Philip G. Swany, Chief Financial Officer
(Principal Accounting and
Financial Officer)


/s/ Robert J. Boschert                                          April 12, 1999
----------------------------------------
Robert J. Boschert, Director


/s/ Scott C. McDonald                                           April 10, 1999
----------------------------------------
Scott C. McDonald, Director


----------------------------------------                        April __, 1999
Thomas W. O'Neil, Jr., Director


/s/ Chris Schofield                                             April 12, 1999
----------------------------------------
Chris Schofield, Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                          PAGE

Independent Auditor's Report...............................................F-2

Consolidated Balance Sheet - December 31, 1998.............................F-3

Consolidated Statements of Operations - For the Years Ended
    December 31, 1998 and 1997.............................................F-4

Consolidated Statements of Comprehensive Income (Loss) -
    For the Years Ended December 31, 1998 and 1997.........................F-5

Consolidated Statement of Stockholders' Equity - For the Years Ended
    December 31, 1998 and 1997.............................................F-6

Consolidated Statements of Cash Flows - For the Years Ended
    December 31, 1998 and 1997.............................................F-7

Notes to Consolidated Financial Statements.................................F-9

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors
Digital Power Corporation and Subsidiaries
Fremont, California


We have audited the accompanying consolidated balance sheet of Digital Power Corporation and Subsidiaries as of December 31, 1998, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Power Corporation and Subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.



/s/HEIN + ASSOCIATES LLP

HEIN + ASSOCIATES LLP
Certified Public Accountants



Orange, California
March 12, 1999

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                                                  DECEMBER 31,
                                                                      1998
                                                                 -------------

                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                    $     867,607
    Accounts receivable - trade, net of
        allowance for doubtful accounts of $292,000                  3,560,038
    Income tax refund receivable                                       392,646
    Other receivables                                                  103,042
    Inventories, net                                                 4,864,520
    Prepaid expenses and deposits                                       55,264
    Deferred income taxes                                              385,605
                                                                 -------------
        Total current assets                                        10,228,722

PROPERTY AND EQUIPMENT, net                                          1,402,233
EXCESS OF PURCHASE PRICE OVER NET ASSETS
    ACQUIRED, net of amortization of $133,117                        1,319,073
DEPOSITS                                                                40,791
                                                                 -------------
TOTAL ASSETS                                                     $  12,990,819
                                                                 =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Notes payable                                                $   2,206,846
    Current portion of long-term debt                                  115,476
    Current portion of capital lease obligations                        63,131
    Accounts payable                                                 1,246,855
    Accrued liabilities                                              1,595,098
                                                                 -------------
        Total current liabilities                                    5,227,406

LONG-TERM DEBT, less current portion                                    69,443
CAPITAL LEASE OBLIGATIONS, less current portion                        114,156
OTHER LONG-TERM LIABILITIES                                             35,043
DEFERRED INCOME TAXES                                                   26,000
                                                                 -------------
        Total liabilities                                            5,472,048
                                                                 -------------
COMMITMENTS AND CONTINGENCIES (Notes 7, 9, 12, 13, and 14)                   -

STOCKHOLDERS' EQUITY:
    Preferred stock issuable in series, no par value,
        2,000,000 shares authorized, no shares issued and
        outstanding.                                                         -
    Common stock, no par value,  10,000,000 shares authorized,
        2,771,435 shares issued and outstanding                      9,012,679
    Warrants                                                            60,776
    Additional paid-in capital                                         218,335
    Accumulated deficit                                             (1,859,528)
    Unearned employee stock ownership plan shares                     (184,919)
    Accumulated other comprehensive income                             271,428
                                                                 -------------
        Total stockholders' equity                                   7,518,771
                                                                 -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $  12,990,819
                                                                 =============

See accompanying notes to these consolidated financial statements.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                                 ------------------------------------
                                                                       1998               1997
                                                                 -----------------  -----------------

REVENUES                                                         $    18,733,470    $     18,884,259
COST OF GOODS SOLD                                                    14,778,103          13,955,529
                                                                 ---------------    ----------------
    Gross margin                                                       3,955,367           4,928,730
                                                                 ---------------    ----------------
OPERATING EXPENSES:
    Engineering and product development                                1,397,816             866,787
    Marketing and selling                                              1,561,803             665,235
    General and administrative                                         1,572,318             928,530
                                                                 ---------------    ----------------
        Total operating expenses                                       4,531,937           2,460,552
                                                                 ---------------    ----------------
INCOME (LOSS) FROM OPERATIONS                                           (576,570)          2,468,178
                                                                 ---------------    ----------------
OTHER INCOME (EXPENSE):
    Interest income                                                       16,074              47,415
    Interest expense                                                    (236,968)            (68,957)
    Translation loss                                                     (37,771)            (19,846)
    Gain on disposal of assets                                             6,647                -
                                                                 ---------------    ----------------
        Other income (expense)                                          (252,018)            (41,388)
                                                                 ---------------    ----------------
INCOME (LOSS) BEFORE INCOME TAXES                                       (828,588)          2,426,790

INCOME TAX (BENEFIT) PROVISION                                          (258,000)          1,026,000
                                                                 ---------------    ----------------
NET INCOME (LOSS)                                                $      (570,588)   $      1,400,790
                                                                 ===============    ================
NET INCOME  (LOSS) PER COMMON SHARE:
    Basic                                                        $          (.21)   $            .54
                                                                 ===============    ================
    Diluted                                                      $          (.21)   $            .41
                                                                 ===============    ================

See accompanying notes to these consolidated financial statements.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                 FOR THE YEARS ENDED DECEMBER 31, 1998 and 1997





                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                                 ------------------------------------
                                                                       1998               1997
                                                                 -----------------  -----------------

NET INCOME (LOSS)                                                $      (570,588)   $      1,400,790

OTHER COMPREHENSIVE INCOME ITEMS, before tax
    Foreign currency translation adjustments                              36,234                -
    Additional compensation expense for
        income tax purposes related to the
        exercise of stock options                                         79,869             397,506
                                                                 ---------------    ----------------
COMPREHENSIVE INCOME (LOSS), before tax                                 (454,485)          1,798,296

INCOME TAX EXPENSE RELATED TO ITEMS OF
    COMPREHENSIVE INCOME                                                 (41,503)           (200,678)
                                                                 ---------------    ----------------
COMPREHENSIVE INCOME (LOSS), net of tax                          $      (495,988)   $      1,597,618
                                                                 ===============    ================






See accompanying notes to these consolidated financial statements.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1998 and 1997



                                                                                                             ACCUMULATED    TOTAL
                                         COMMON STOCK                                                           OTHER       STOCK-
                                   ----------------------               PAID-IN   ACCUMULATED        ESOP   COMPREHENSIVE  HOLDERS'
                                     SHARES      AMOUNT     WARRANTS    CAPITAL     DEFICIT         SHARES      INCOME      EQUITY
                                   ---------  -----------  ---------  ---------- -------------  ------------  ---------- -----------

BALANCES, January 1, 1997          2,363,275  $ 7,630,246  $  66,875  $  136,399  $ (2,689,730)  $ (461,128)  $      -   $4,682,662
  Sale of common stock and
    warrants, net of expenses        150,000      484,122      8,256           -             -            -          -      492,378
  Exercise of stock options           55,500       99,900          -           -             -            -          -       99,900
  Exercise of warrants               125,710      642,221    (13,671)          -             -            -          -      628,550
  Contribution to the ESOP                 -            -          -           -             -      135,705          -      135,705
  Compensation recognized upon
    issuance of warrants                   -            -          -      35,903             -            -          -       35,903
  Income tax benefit arising from
    the exercise of employee               -            -          -           -             -            -    196,828      196,828
    stock options
  Net income                               -            -          -           -     1,400,790            -          -    1,400,790
                                   ---------  -----------  ---------  ----------  ------------   ----------   --------   ----------

BALANCES, December 31, 1997        2,694,485    8,856,489     61,460     172,302    (1,288,940)    (325,423)   196,828    7,672,716

  Exercise of stock options           35,750       64,350          -           -             -            -          -       64,350
  Exercise of warrants                 6,200       31,684       (684)          -             -            -          -       31,000
  Stock issued for legal              35,000       60,156          -           -             -            -          -       60,156
    settlement
  Contribution to the ESOP                 -            -          -           -             -      140,504          -      140,504
  Compensation recognized upon
    issuance of warrants                   -            -          -      46,033             -            -          -       46,033
  Income tax benefit arising from
    the exercise of employee               -            -          -           -             -            -     38,366       38,366
    stock options
  Foreign currency translation
    adjustment                             -            -          -           -             -            -     36,234       36,234
  Net loss                                 -            -          -           -      (570,588)           -          -     (570,588)
                                   ---------  -----------  ---------  ----------  ------------   ----------   --------   ----------

BALANCES, December 31, 1998        2,771,435  $ 9,012,679  $  60,776  $  218,335  $ (1,859,528)  $ (184,919)  $271,428   $7,518,771
                                   =========  ===========  =========  ==========  ============   ==========   ========   ==========

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                                 ------------------------------------
                                                                       1998               1997
                                                                 -----------------  -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                            $      (570,588)   $      1,400,790
    Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                                    423,655             174,047
        Gain on disposal of assets                                        (6,647)            (18,678)
        Deferred income taxes                                           (287,927)               -
        Warranty expense                                                 140,000              30,000
        Inventory reserve                                                230,000            (100,000)
        Contribution to ESOP                                             140,504             135,705
        Bad debt expense                                                  50,000              65,000
        Compensation cost recognized upon
           issuance of warrants                                           46,033              35,903
        Income tax                                                        38,366             196,828
        Foreign currency translation adjustment                           37,771              19,846
        Stock issued for legal settlement                                 60,156                -
    Changes in operating assets and liabilities:
        Accounts receivable                                              614,453            (601,480)
        Income tax refund receivable                                    (392,646)               -
        Other receivables                                                173,507             (43,310)
        Inventories                                                      434,597          (1,036,860)
        Prepaid expenses                                                  73,986            (100,515)
        Other assets                                                     (23,531)                168
        Accounts payable                                              (1,950,562)            281,916
        Accrued liabilities                                              743,896            (519,612)
        Other long-term liabilities                                       35,043                -
                                                                 ---------------    ----------------
        Net cash provided by (used in)
           operating activities                                           10,066             (80,252)
                                                                 ---------------    -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of Gresham Power Electronics                          (3,370,293)               -
    Purchase of property and equipment                                  (156,707)           (388,825)
    Proceeds from sale of assets                                          26,414                -
                                                                 ---------------    ----------------
        Net cash used in investing activities                         (3,500,586)           (388,825)
                                                                 ---------------    ----------------

                                  (continued)

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)




                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                                 ------------------------------------
                                                                       1998               1997
                                                                 -----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock and warrants              $          -       $        492,378
    Proceeds from exercise of stock options and warrants                  95,350             728,450
    Principal payments on long-term debt                                (140,504)           (271,185)
    Principal payments on capital lease obligations                       (7,310)            (13,406)
    Proceeds from notes payable                                        2,366,846           1,990,964
    Principal payments on notes payable                                 (160,000)         (3,188,294)
                                                                 ---------------    ----------------
        Net cash provided by (used in) financing activities            2,154,382            (261,093)
                                                                 ---------------    ----------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   (1,537)            (19,846)
                                                                 ---------------    ----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (1,337,675)           (750,016)

CASH AND CASH EQUIVALENTS, beginning of period                         2,205,282           2,955,298
                                                                 ---------------    ----------------

CASH AND CASH EQUIVALENTS, end of period                         $       867,607    $      2,205,282
                                                                 ===============    ================
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash payments for:
        Interest                                                 $       233,982    $         74,874
                                                                 ===============    ================
        Income taxes                                             $       289,872    $      1,017,402
                                                                 ===============    ================
NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Acquisition of equipment through capital leases              $       166,396    $           -
                                                                 ===============    ================


See accompanying notes to these consolidated financial statements.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND NATURE OF OPERATIONS:

Digital Power Corporation ("DPC"), and one of its wholly owned subsidiaries Poder Digital, S.A. de C.V. ("PD"), which is located in Guadalajara, Mexico, are engaged in the design, manufacture and sale of switching power supplies.

On January 26, 1998, DPC acquired the assets and assumed certain liabilities of Gresham Power Electronics, a division of Gresham Lion Technology Ltd., a European corporation, through a newly-formed subsidiary Digital Power Limited ("DPL"). (See Note 3.) DPL is also engaged in the design, manufacture, and sale of switching power supplies.

DPC, PD, and DPL are collectively referred to as the "Company".


2.   SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Statements of Cash Flows - For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment - Property and equipment are stated at cost. Depreciation of equipment and furniture is calculated using the straight-line method over the estimated useful lives (ranging from 5 to 10 years) of the respective assets. Leasehold improvements are amortized over the shorter of their estimated useful life or the term of the lease. The cost of normal maintenance and repairs is charged to operations as incurred. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of fixed assets sold, or otherwise disposed of, and the related accumulated depreciation or amortization are removed from the accounts, and any resulting gains or losses are reflected in current operations.

Excess of Purchase Price Over Net Assets Acquired - Excess of purchase price over net assets acquired ("Goodwill") represents the purchase price in excess of the fair value of the net assets of the acquired business and is being amortized using the straight-line method over its estimated useful life of ten years. The carrying value is evaluated at least annually. The Company considers current facts and circumstances, including expected future operating income and cash flows to determine whether it is probable that impairment has occurred.

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

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Revenue Recognition - Sales revenue is recognized when the products are shipped to customers, including distributors. Customers receive a one or two-year product warranty and certain sales to distributors are subject to a limited right of return. The Company provides a reserve for estimated warranty costs and a reserve for estimated product returns.

Foreign Currency Translation - Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. The resulting translation adjustment for DPL is recorded as accumulated other comprehensive income, a component of stockholders equity. Because PD operates in a country with a highly inflationary economy, any translation adjustment is included in the results of operations.

Earnings Per Share - Basic earnings per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common stock equivalents for the year ending December 31, 1998 were anti-dilutive and excluded in the earnings per share computation.

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. The actual results could differ from those estimates.

The Company's financial statements are based upon a number of significant estimates including the allowance for doubtful accounts, technological obsolescence of inventories, the estimated useful lives selected for property and equipment and goodwill, realizability of deferred tax assets, allowance for sales returns, and warranty reserve. Due to the uncertainties inherent in the estimation process, it is at least reasonably possible that these estimates will be further revised in the near term and such revisions could be material.

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

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Concentrations of Credit Risk - Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or groups of counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions. In accordance with FASB Statement No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments With Concentrations of Credit Risk," the credit risk amounts shown, in Note 13, do not take into account the value of any collateral or security.

Fair Value of Financial Instruments - The estimated fair values for financial instruments under FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments," are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision.

The following methods and assumptions were used in estimating the indicated fair values of the Company's financial instruments:

     Cash and cash equivalents: The carrying amount approximates fair value because of the short maturity of those instruments.

     Long-term and other debt: The fair value of the Company's debt is estimated based on current rates offered to the Company for similar debt and approximates carrying value.

Comprehensive Income - The Company has adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FASB130). FASB130 defines comprehensive income as all changes in stockholders' equity exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss and changes in certain assets and liabilities that are reported directly in equity, such as, translation adjustments on investments in foreign subsidiaries, difference in the recognition of compensation expense for books versus tax for employee stock options, and certain changes in minimum pension liabilities.

Impact of Recently Issued Standards - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (FASB133), "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for fiscal years beginning after June 15, 1999. Earlier application is encouraged; however, the Company does not anticipate adopting FASB133 until the fiscal year beginning January 1, 2000. FASB133 requires that an entity recognize all derivatives as assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not believe the adoption of FASB133 will have a material impact on assets, liabilities or equity. The Company has not yet determined the impact of FASB133 on the income statement or the impact on comprehensive income.

FASB132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" and FASB134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" were issued in 1998 and are not expected to impact the Company's future financial statement disclosures, results of operations and financial position.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Reclassifications - Certain reclassifications have been made to the prior year's consolidated financial statements to conform with the current presentation. Such reclassifications had no effect on net income (loss).

3.   ACQUISITION:

In January 1998, the Company entered into an agreement to acquire certain assets and assume certain liabilities of Gresham Power Electronics, a division of Gresham Lion Technology Ltd., a European Corporation. The total purchase price including acquisition costs was $3,370,293 with $1,452,190 being allocated to excess of purchase price over net assets acquired.

Gresham Power Electronics had no material activity for 1998 prior to the acquisition, therefore the statements presented for the year ended December 31, 1998 resemble those that would be shown in a pro forma. The following presents unaudited pro forma information as if the acquisitions described above occurred on January 1, 1997:

                                                        FOR THE YEAR ENDED
                                                         DECEMBER 31, 1997
                                                        ------------------

Revenue                                                  $     21,895,259
                                                         ================

Operating income (loss)                                  $      2,530,178
                                                         ================

Net income (loss)                                        $      1,393,790
                                                         ================

Basic income per common share                            $            .54
                                                         ================

Diluted income per common share                          $            .41
                                                         ================


4.   INVENTORY:

     Inventory consists of the following as of December 31, 1998:

          Raw materials                                  $      4,448,871
          Work-in-process                                         829,967
          Finished goods                                          232,182
                                                         ----------------
                                                                5,511,020
          Allowance for obsolescence                             (646,500)
                                                         ----------------
                                                         $      4,864,520
                                                         ================

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.   PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following as of December 31, 1998:

          Machinery and equipment                        $      1,338,278
          Office equipment and furniture                          752,934
          Leasehold improvements                                  500,341
          Transportation equipment                                117,093
                                                         ----------------
                                                                2,708,646
          Accumulated depreciation and amortization            (1,306,413)
                                                         ----------------
                                                         $      1,402,233
                                                         ================

6.   ACCRUED LIABILITIES:

     Accrued liabilities consist of the following as of December 31, 1998:

          Accrued payroll and benefits                   $        430,314
          Accrued commissions and royalties                       243,894
          Accrued warranty and product return expense             383,291
          Income taxes payable                                    163,884
          Other                                                   373,715
                                                         ----------------
                                                         $      1,595,098
                                                         ================
7.   NOTES PAYABLE:

     Notes payable consist of the following at December 31, 1998:

          Revolving line of credit agreement with a
          financial institution.  Interest payable monthly
          at the bank's prime rate, 7.75% at December 31, 1998.   $   1,590,000

          Advances under factoring agreement                            616,846
                                                                  -------------
                                                                  $   2,206,846
                                                                  =============

The revolving line of credit agreement provides for borrowings up to 80% of eligible accounts receivable, plus 20% of inventory or $500,000, whichever is less, not to exceed a total of $3,000,000. Under the terms of the agreement, the Company is required to maintain certain ratios and be in compliance with other covenants. At December 31, 1998, the Company was not in compliance with certain covenants. Subsequent to December 31, 1998, the Company received a waiver from the financial institution with regards to those items.

In February 1998, DPL entered into an agreement to factor its accounts receivable at a discount of 0.195% plus interest at the rate of 2% above Lloyds Bank Base Rate per annum (8.25% at December 31, 1998). The factor may maintain a reserve of 25% of the outstanding balance on accounts factored. As of December 31, 1998, the face amount of accounts factored was $822,461.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8.   LONG-TERM DEBT:

As of December 31, 1998, long-term debt consisted of an Employee Stock Ownership Plan loan, for which the current portion equaled $115,476 and the long-term portion equaled $69,443. See Note 14 for details.

Aggregate maturities of long-term debt are due as follows:

      YEARS ENDING
      DECEMBER 31,                                            AMOUNT
      ------------                                            ------
          1999                                            $   115,476
          2000                                                 69,443
                                                          -----------
                                                          $   184,919
                                                          ===========

9.   CAPITAL LEASE OBLIGATIONS:

The Company leases certain equipment and vehicles under agreements classified as capital leases. The cost of these assets related to the leases is $224,557 and accumulated depreciation amounts to $86,662 at December 31, 1998.

The future minimum lease payments are as follows:

      YEARS ENDING
      DECEMBER 31,                                            AMOUNT
      ------------                                            ------
          1999                                            $    68,327
          2000                                                 46,631
          2001                                                 34,785
          2002                                                 26,798
          2003                                                 13,398
                                                          -----------
Total future minimum lese payments                            189,939
     Less amount representing interest                        (12,652)
                                                          -----------
Present value of net minimum lease payments                   177,287
     Less Current portion                                     (63,131)
                                                          -----------
                                                          $   114,156
                                                          ===========

10.  STOCKHOLDERS' EQUITY:

                                  COMMON STOCK

In December 1996, the Company completed a public offering of 750,000 shares of its common stock along with 500,000 warrants, at a public offering price of $4.00 per share and $.125 per warrant.

As part of the public offering, the underwriter was allocated an additional 150,000 shares at $4.00 per share and 75,000 warrants at $.125 per warrant to cover over-allotments, if any. On January 8, 1997, the underwriter exercised and sold the over allotment shares and warrants for net proceeds of $492,378.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                                  STOCK OPTIONS

The Company has issued non-qualified options covering 104,922 shares exercisable at $.50 per share. Upon issuance, the Company recorded compensation expense for the difference between the exercise price and the fair market value of the underlying common stock of $1.80 per share. Such options expire in 2003. At December 31, 1998, 86,900 of such options were outstanding.

In May 1993, the Company issued options to purchase 237,500 shares of its common stock at $1.80 per share. Such options are subject to a four-year vesting plan. The exercise price of $1.80 per share approximated the fair market value at the date of grant. During the years ended December 31, 1998 and 1997, 12,500 and 55,500, respectively, of such options were exercised. 167,000 of these options are outstanding at December 31, 1998. During the year ended December 31, 1997, 2,500 of such options were forfeited.

In May 1996, the Company adopted the 1996 Stock Option Plan covering 513,000 shares. Under the plan, the Company can issue either incentive or non-statutory stock options. The price of the options granted pursuant to the plan will not be less than 100% of the fair market value of the shares on the date of grant. The board of directors will decide the vesting period of the options, if any, and no option will be exercisable after ten years from the date granted. Immediately thereafter, the Company issued options to purchase 275,500 shares of its common stock at $1.80 per share. Such options become 100% vested two years after issuance. The exercise price was based upon their terms, conditions and restrictions. During the years ended December 31, 1998 and 1997, 1,000 and 19,000 of such options were forfeited. During the year ended December 31, 1998, 23,250 of such options were exercised.

On January 2, 1997, the Company granted 100,000 options to purchase the Company's stock to the president of the Company, in accordance with his employment agreement. The exercise price of $5.4375 per share was equal to the fair market value on the date of grant. These options were repriced in November 1998 to the fair market value of $2.3125.

On February 4, 1997, the Company granted 28,000 options with an exercise price of $6.625 per share, which was equal to the fair market value on the date of grant, to certain employees to purchase the Company's stock. The options vest over 5 years. The options were repriced in November 1998 to the fair market value of $2.3125. During the years ended December 31, 1998 and 1997, 4,000 and 8,000, respectively, of such options were forfeited.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On November 4, 1997, the Company granted 10,000 options with an exercise price of $7.125 per share, which was equal to the fair market value on the date of grant, to an employee, to purchase the Company's stock. The options vest over 4 years at 25% per year. During the year ended December 31, 1998, all 10,000 of the options were forfeited.

On January 2, 1998, the Company granted 100,000 options to purchase the Company's stock to the president of the Company, in accordance with his employment agreement. The exercise price of $6.6875 per share was equal to the fair market value on the date of grant. On November 5, 1998, these options were repriced to $2.3125, which was equal to the fair market value on that date.

On January 12, 1998, the Company granted 229,000 options to purchase the Company's stock under the 1996 Stock Option Plan to certain employees. The exercise price was $6.1250, which was equal to the fair market value on the date of grant. The options vest over 5 years at 25% per year starting in the second year. On November 5, 1998, the options were repriced to the current fair market value of $2.3125 per share. During the year, 76,400 options were forfeited.

During the year ended December 31, 1998, the Company granted 60,000 options to purchase the Company's stock to it's three outside directors. The exercise price ranged from $6.00 to $6.25 per share, which was equal to the fair value on the date of grant. The options vest after one year.

In February 1998, the Company adopted the 1998 Stock Option Plan covering 240,000 shares. Under the plan, the Company can issue either incentive or non-qualified stock options. The exercise price of the options granted pursuant to the plan will not be less than 100% of the fair market value of the shares on the grant date. The vesting period of the options will be determined by the compensation committee of the Board of Directors, if any, and no options will be exercisable after ten years from the date of grant. Immediately thereafter, the Company granted 124,940 options to purchase the Company's stock to the employees of DPL at an exercise price of $6.25. The options vest over 5 years at 25% per year starting in the second year. On November 5, 1998, the options were repriced to the current fair market value of $2.3125 per share. As of December 31, 1998, 7,760 options had been forfeited.

In July 1998, the Company granted 25,000 options to purchase stock to an employee under the 1998 Stock Option Plan. The exercise price was $4.00 per share, which equaled the market price on the date of grant. The options vest over 5 years at 25% per year starting in the second year. On November 5, 1998, the options were repriced to the current fair market value of $2.3125 per share.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table sets forth activity for all options:

                                                              AVERAGE
                                                          EXERCISE PRICE
                                         NUMBER              PER SHARE
                                      -----------         --------------
OUTSTANDING, January 1, 1997              597,400         $ .50 - $1.80
     Granted                              138,000                  5.80
     Forfeited                            (27,000)                 3.23
     Exercised                            (55,500)                 1.80
                                      -----------         -------------

BALANCE, December 31, 1997                652,900                  2.41
     Granted                              538,940                  2.74
     Forfeited                            (99,160)                 2.79
     Exercised                            (35,750)                 1.80
                                      -----------         -------------

BALANCE, December 31, 1998              1,056,930         $        2.19
                                      ===========         =============


At December 31, 1998 options to purchase 690,150 shares, were exercisable at prices ranging from $.50 to $1.80 per share. The remaining 366,780 shares become exercisable as follows:

                                                       WEIGHTED
                                   NUMBER OF           AVERAGE
 YEAR ENDING DECEMBER 31,            SHARES         EXERCISE PRICE
 ------------------------          ---------       --------------
          1999                       60,000           $   6.13
          2000                       77,695               2.31
          2001                       77,695               2.31
          2002                       77,695               2.31
          2003                       73,695               2.31
                                   --------           --------
                                    366,780           $   2.94
                                   ========           ========

If not previously exercised the outstanding options will expire as follows:

                                                       WEIGHTED
                                   NUMBER OF           AVERAGE
 YEAR ENDING DECEMBER 31,            SHARES         EXERCISE PRICE
 ------------------------          ---------       --------------
          2003                      253,900           $   1.36
          2004                            -                  -
          2005                            -                  -
          2006                      232,250               1.80
          2007                      116,000               2.31
          2008                      454,780               2.82
                                 ----------           --------
                                  1,056,930           $   2.19
                                 ==========           ========

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                    WARRANTS

The following represents all activity that took place with regards to warrants issued:

                                                          AVERAGE
                                                       EXERCISE PRICE
                                        NUMBER           PER SHARE
                                       --------        --------------

OUTSTANDING, January 1, 1997            850,000        $       4.99
     Sold                                75,000                5.00
     Granted                             15,000                6.75
     Exercised                         (125,710)               5.00
                                      ---------        ------------

BALANCE, December 31, 1997              814,290                5.02
     Granted                             30,000                7.00
     Exercised                           (6,200)               5.00
                                      ---------        ------------

BALANCE, December 31, 1998              838,090        $       5.09
                                      =========        ============


Compensation cost related to the warrants granted for outside services amounted to $46,033 and $35,903 for the years ended December 31, 1998 and 1997, respectively. The warrants expire three years after the grant date.


                              PROFORMA INFORMATION

As stated in Note 2, the Company has not adopted the fair value accounting prescribed by FASB123 for employees. Had compensation cost for stock options or warrants issued to employees been determined based on the fair value at grant date for awards in 1998 and 1997, consistent with the provisions of FASB123, the Company's net income (loss) and net income (loss) per share would have been reduced to the proforma amounts indicated below:

                                              1998               1997
                                        --------------     ----------------
Net income (loss)                       $   (1,472,924)    $      1,159,540
                                        ==============     ================
Net income (loss) per common share:
     Basic                              $         (.59)    $            .45
                                        ==============     ================
     Diluted                            $         (.59)    $            .34
                                        ==============     ================


The fair value of each option or warrant is estimated on the date of grant using the present value of the exercise price and is pro-rated based on the percent of time from the grant date to the end of the vesting period. The weighted-average fair value of the options on the grant date was $2.74 and $5.80 per share for 1998 and 1997, respectively. The following assumptions were used for grants in 1998 and 1997: average risk-free interest rates of 5.6% and 5.8%, respectively; expected lives of five years and two years, respectively; dividend yield of 0%; and expected volatility of 69.3% and 56.8%, respectively.

11.     NET INCOME (LOSS) PER  COMMON SHARE:

The following represents the calculation of net income (loss) per common share:

                                                      FOR THE YEARS ENDED
                                                    1998            1997
                                             -----------------  -------------
                           BASIC

Net income (loss)                             $     (570,588)   $   1,400,790
Less - preferred stock dividends                           -                -
                                              --------------    -------------
Net income (loss) applicable to common
     shareholders                             $     (570,588)   $   1,400,790
                                              ===============   =============

Weighted average number of common shares           2,726,631        2,577,889
                                              ==============    =============

Basic earnings (loss) per share               $         (.21)   $         .54
                                              ==============    =============

DILUTED

Net income (loss) available to common
     shareholders                              $    (570,588)   $   1,400,790
Preferred stock dividend                                   -                -
                                               -------------    -------------
Net income (loss) available to common
     shareholders plus assumed conversion      $    (570,588)   $   1,400,790
                                               =============    =============

Weighted average number of common shares           2,726,631        2,577,889
Common stock equivalent shares representing
     shares issuable upon exercise of stock
     options                                               -          487,237
Common stock equivalent shares representing
     shares issuable upon exercise of warrants             -          355,252
                                               -------------    -------------
Weighted average number of shares used in
     calculation of diluted income (loss)
     per share                                     2,726,631        3,420,378
                                               =============    =============
Diluted earnings (loss) per share              $        (.21)   $         .41
                                               =============    =============

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.     COMMITMENTS:

                                     LEASES

The Company leases its office space in California, a manufacturing facility in Guadalajara, Mexico, and the facility and certain equipment in the UK under operating leases. The total future minimum lease payments are as follows:

YEARS ENDING DECEMBER 31,
-------------------------
        1999                                     $    249,964
        2000                                          243,602
        2001                                          137,316
        2002                                          121,724
        2003                                          116,270
     Thereafter                                       667,063
                                                 ------------
                                                 $  1,535,939
                                                 ============

Lease payments on the manufacturing facility in Mexico are to be made in Mexican Pesos. Lease payments on the facility and equipment in the UK are to be made in GB pound-sterling. The above schedule was prepared using the conversion rate in effect at December 31, 1998. Changes in the conversion rate will have an impact on the Company's required minimum payments and its operating results.

Rent expense was $243,154 and $117,341 for 1998 and 1997, respectively.

                                ROYALTY AGREEMENT

The Company had a royalty agreement with a third party on various products, and any derivatives from the base design of these products.

In April 1998, the third party filed a lawsuit against the Company related to this agreement. This lawsuit was settled in September 1998. In exchange for the release of all future obligations under the royalty agreement, the Company agreed to pay $150,000 and issue 35,000 shares of common stock. The shares were issued upon the close of the agreement. The $150,000 is due in installments through June 2000. As of December 31, 1998, the Company had paid $34,000 in installments, the remaining $116,000 is included in accrued liabilities.

                              EMPLOYMENT AGREEMENT

The Company has an employment contract with its President/CEO which terminates on December 31, 1999. Under the terms of the employment contract, he shall serve as president and chief executive officer of the Company and his salary shall be $150,000 per annum effective January 1, 1997, increasing in an amount to be determined by the employee and the Board such that he shall receive $200,000 per annum by January 1, 1999. In addition, pursuant to the contract, he shall have the right to receive on the first business day of each January during the term of his contract options to acquire 100,000 shares of Common Stock at the lower of market value per share as of such date or the average per share bid price for the first six months beginning from the date of grant of this option. Finally, pursuant to the employment contract, in the event there is a change in control of the Company, the employee shall be granted a five year consulting contract at $200,000 per year.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



13. SIGNIFICANT CONCENTRATIONS OF CREDIT RISK, MAJOR CUSTOMERS AND OTHER RISKS AND UNCERTAINTIES:

Sales to unaffiliated customers of the Company's DPC segment represented more than 10% of the Company's net sales for 1998 and 1997 and were as follows (customers A & D are distributors):

               CUSTOMER                           1998              1997
               --------                           ----              ----
                   A                               13%               25%
                   B                                8%               14%
                   C                                -                24%
                   D                               10%                5%

The Company operates primarily in one industry: the manufacture and sale of switching power supplies. Financial instruments that subject the Company to credit risk consist primarily of accounts receivable. The Company frequently sells large quantities of inventory to its customers. At December 31, 1998, approximately $2,171,560 or 56% of the Company's net accounts receivable were due from ten customers.

As of December 31, 1998, the Company maintained cash in banks that was approximately $666,208 in excess of the federally insured limit.


14.  EMPLOYEE BENEFIT PLANS:

                           401(K) PROFIT SHARING PLAN

The Company has a 401(k) profit sharing plan (the "Plan") covering substantially all employees of DPC. Eligible employees may make voluntary contributions to the Plan, which are matched by the Company at a rate of $.25 for each $1.00 contributed, up to a maximum of six percent of eligible compensation. The Company can also make discretionary contributions. The Company made matching contributions to the Plan of $17,073 and $19,625 for 1998 and 1997, respectively. The Board of Directors of DPC elected not to make a discretionary contribution to the Plan for 1998 or 1997.

The Company's subsidiary DPL, has a group personal pension plan covering substantially all of its employees. Eligible employees may make voluntary contributions to the plan. The Company will contribute 7% of the employees basic annual salary to the plan. Contributions are charged to operations as incurred. The Company made contributions totaling $50,145 to the plan for the year ended December 31, 1998.

                          EMPLOYEE STOCK OWNERSHIP PLAN

The Company also has an employee stock ownership plan (the "ESOP") covering substantially all employees of DPC. The Company can make discretionary contributions of cash or company stock (as defined in the ESOP plan document) up to deductible limits prescribed by the Internal Revenue Code.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective June 13, 1996, the ESOP obtained a $500,000 loan guaranteed by the Company for the purpose of acquiring common stock of the Company from existing stockholders. The loan bears interest at 8.5% per annum and requires monthly payments of principal and interest of $8,852 through June 2001. The balance at December 31, 1998 was $184,919. Immediately upon the funding of the loan, the ESOP purchased approximately 154,000 shares of the Company's common stock from existing shareholders. The Company is required to contribute amounts to the plan to sufficiently cover the debt payments. Contributions to the plan in 1998 and 1997 were $165,971 and $179,416, respectively.

In accordance with the AICPA Statements of Position 93-6 entitled "Employers Accounting for Employee Stock Ownership Plans", the Company has recorded the loan as debt on its books with a corresponding charge to stockholders' equity.


15.  INCOME TAXES:

Income tax expense (benefit) is comprised of the following:

                                          FOR THE YEARS ENDED
                                  ------------------------------------
                                   1998                      1997
                              ---------------          --------------
Current
     Federal                  $       (32,135)         $      808,978
     State                            (59,543)                235,700
     Foreign                          121,000                       -
                              ---------------          --------------
                                       29,322               1,044,678
                              ---------------          --------------

Deferred
     Federal                         (233,865)                (15,135)
     State                            (53,457)                 (3,543)
     Foreign                                -                       -
                              ---------------          --------------
                                     (287,322)                (18,678)
                              ---------------          --------------
                              $      (258,000)         $    1,026,000
                              ===============          ==============

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The components of the net deferred tax asset and liability recognized as of December 31, 1998 are as follows:

Current deferred tax assets (liabilities):
     Accounts receivable, principally due to
          allowance for doubtful accounts                              114,393
     Compensated absences, principally due to
          accrual for financial reporting purposes                      36,049
     Accrued commissions                                                22,520
     Inventory reserve                                                 192,662
     Warranty reserve                                                  122,421
     Stock rotation liability                                           24,083
     Accrued settlement                                                 60,749
     Accrued other                                                      31,458
     Book compensation for stock options                                79,034
     Effect of change in account method                               (219,186)
     UNICAP                                                             23,895
     State taxes                                                       (11,550)
                                                                  ------------
                                                                       476,528
          Valuation allowance                                          (90,923)
                                                                  ------------
          Net current deferred tax asset                          $    385,605
                                                                  ============
Long-term deferred tax assets (liabilities):
     Net operating loss carryforwards                             $      6,002
     Depreciation                                                      (32,002)
                                                                  ------------
          Net long-term deferred tax liability                    $    (26,000)
                                                                  ============


Total income tax expense differed from the amounts computed by applying the U.S. federal statutory tax rates to pre-tax income as follows:

                                                       FOR THE YEARS ENDED
                                                    -------------------------
                                                        1998           1997
                                                    ----------      ---------
Total expense (benefit) computed by applying
     the U.S. statutory rate                            (34.0%)        34.0%
Permanent differences                                      .8            .2
State income taxes                                      (13.5)          8.0
Tax effect resulting from foreign activities              7.4           (.4)
Change in valuation allowance                            10.8             -
Change in beginning balance of deferred asset            (8.2)            -
Effect of IRS examination                                 5.4             -
Other                                                      .6            .5
                                                     ----------      --------
                                                        (30.7%)        42.3%
                                                     ==========      ========

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.  ACCUMULATED OTHER COMPREHENSIVE INCOME BALANCES:

Accumulated other comprehensive income consists of the following as of December 31, 1998:


                                            Compensation         Accumulated
                                             related to             Other
                         Foreign Currency    exercise of        Comprehensive
                              Items         stock option           Income
                            ---------      --------------      --------------
Beginning Balance           $       -      $      196,828      $      196,828
Current-period change          36,234              38,366              74,600
                            ---------      --------------      --------------

                            $  36,234      $      235,194      $      271,428
                            =========      ==============      ==============



17.  FOURTH QUARTER ADJUSTMENTS AND TRANSACTIONS:

During the fourth quarter of 1998, the Company recognized certain expenses as follows:

Additional allowance for inventory obsolescence      $    260,000
Additional allowance for doubtful accounts                 85,000
Additional accrual for warranty expense                   140,000
Additional accruals for litigation settlements            222,166
Accruals for severance payments                            51,746
                                                     ------------
                        Total                        $    758,912
                                                     ============

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


18.  SEGMENT REPORTING:

The Company has identified its segments based upon its geographic operations. These segments are represented by each of the Company's individual legal entities: DPC, PD and DPL. Segment information is as follows:



                                           1998
                                           ----
                     DPC            PD             DPL         Eliminations       Totals
                ------------   ------------    -----------     ------------    ------------

Revenues        $ 11,681,979   $     49,450    $ 7,002,041     $          -    $ 18,733,470
                ============   ============    ===========     ============    ============
Intersegment
  Revenues      $     94,223   $  2,541,720    $         -     $ (2,635,943)   $          -
                ============   ============    ===========     ============    ============
Interest
  Income        $    114,686   $          -    $         -     $    (98,612)   $     16,074
                ============   ============    ===========     ============    ============
Interest
  Expense       $    163,344   $      3,867    $   168,369     $    (98,612)   $    236,968
                ============   ============    ===========     ============    ============
Depreciation
  and
  Amortization  $    164,548   $     26,780    $   232,327     $          -    $    423,655
                ============   ============    ===========     ============    ============
Income Tax
  Expense
  (Benefit)     $   (378,983)  $          -    $   120,983     $          -    $   (258,000)
                ============   ============    ===========     ============    ============
Net Income
  (loss)        $   (634,896)  $    (52,312)   $   116,620     $          -    $   (570,588)
                ============   ============    ===========     ============    ============
Segment
  Assets        $ 10,999,046   $    602,425    $ 5,501,699     $ (4,112,351)   $ 12,990,819
                ============   ============    ===========     ============    ============
Expenditures
  for Segment
  Assets        $     34,182   $     76,185    $   212,736     $          -    $    323,103
                ============   ============    ===========     ============    ============


                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                             1997
                                             ----
                     DPC            PD             DPL         Eliminations       Totals
                ------------   ------------    -----------     ------------    ------------


Revenues        $ 18,846,381   $     37,878    $          -    $          -    $ 18,884,259
                ============   ============    ============    ============    ============
Intersegment
  Revenues      $          -   $  2,891,664    $          -    $ (2,891,664)   $          -
                ============   ============    ============    ============    ============
Interest
  Income        $     47,415   $          -    $          -    $          -    $     47,415
                ============   ============    ============    ============    ============
Interest
  Expense       $     61,892   $      7,065    $          -    $          -    $     68,957
                ============   ============    ============    ============    ============
Depreciation
  and
  Amortization  $    145,237   $     28,810    $          -    $          -    $    174,047
                ============   ============    ============    ============    ============
Income Tax
  Expense       $  1,026,000   $          -    $          -    $          -    $  1,026,000
                ============   ============    ============    ============    ============

Net Income      $  1,373,473   $     27,317    $          -    $          -    $  1,400,790
                ============   ============    ============    ============    ============
Segment
  Assets        $ 10,363,939   $    551,466    $          -    $   (452,951)   $ 10,462,454
                ============   ============    ============    ============    ============
Expenditures
  for Segment
  Assets        $    274,075   $    114,750    $          -    $          -    $    388,825
                ============   ============    ============    ============    ============
