Form 10KSB/A
period 1998-12-31
DIGITAL POWER CORP
filed 1999-04-30
CIK 896493

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A
                    (Amendment No. 1 Filed on April 30, 1999)

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

        Title of Each Class
        None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes  X.  No ____.

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

Transitional Small Business Disclosure Format (check one):  Yes ___.  No X.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act of the Registrant.

        The Bylaws of Digital currently sets the number of directors constituting the entire board to be five (5), each to serve until the next Annual Meeting and until his successor shall be elected and qualified or until his earlier death, resignation, or removal. There are no family relationships between any of the directors and executive officers of Digital. The following table sets forth all the directors and executive officers of Digital and certain information with respect to those persons as of December 31, 1998.



                                      Directors, Executive Officers and Background For the Past
Name                          Age     Five Years

Robert O. Smith               54      Chief Executive Officer and Director since 1989 and President since
                                      May 1996.  From 1980 to 1989 variously served as Vice
                                      President/Group Controller of Power Conversion Group, General
                                      Manager of Compower Division, and President of Boschert
                                      subsidiary, of Computer Products, Inc., manufacturer of power conversion products and industrial automation systems.  Received
                                      B.S. in Business Administration from Ohio University and
                                      completed course work in M.B.A. program at Kent State University.

Chris Schofield               42      Managing Director of Digital Power Limited since January 1998.
                                      Director and General Manager of Gresham Power Group from 1995 to 1998.  From 1988 to 1995, Director of United Kingdom
                                      Operations of the Oxford Instruments Group.

Thomas W. O'Neil, Jr.         69      Director since 1991.  Certified Public Accountant and Partner since
                                      1991 of Schultze, Wallace and O'Neil, CPAs. Retired as Partner,
                                      from 1955 to 1991, of KPMG Peat Marwick. Director of California
                                      Exposition and State Fair; Director of Regional Credit Association;
                                      Director of Alternative Technology Resources, Inc.  Graduate of St.
                                      Mary's College and member of the St. Mary's College Board of
                                      Regents.




                                      Directors, Executive Officers and Background For the Past
Name                          Age     Five Years

Scott C. McDonald             45      Director since May 1998.  Director of Castelle Incorporated since
                                      April 1999.  Director of Octant Technologies, Inc. since April 1998.
                                      From November 1996 to May 1998, director of CIDCO
                                      Incorporated, a communications and information delivery company.
                                      From October 1993 to January 1997, Executive Vice President,
                                      Chief Operating and Financial Officer of CIDCO.  From March
                                      1993 to September 1993, President, Chief Operating and Financial
                                      Officer of PSI Integration, Inc.  From February 1989 to February
                                      1993, Chief Financial Officer and Vice President, Finance of
                                      Administration of Integrated System, Inc.  Received B.S. in
                                      Accounting from The University of Akron and M.B.A. from Golden
                                      Gate University.

Robert J. Boschert            62      Business consultant for small high-growth technology companies.
                                      Director since 1990 of Hytek Microsystems, Inc.  From June 1986 until June 1998, served as consultant to Union Technology.  Founder of Boschert, Inc.  Retired as a member of the board of directors in
                                      1984.  Received B.S. in Electrical Engineering from University of
                                      Missouri.

Philip G. Swany,              49      Mr. Swany joined the Company as its Controller in 1981.  In
                                      February 1992, he left the Company to serve as the Controller for
                                      Crystal Graphics, Inc., a 3-D graphics software development company.  In September 1995, Mr. Swany returned to the
                                      Company where he was made Vice President-Finance.  In May
                                      1996, he was named Chief Financial Officer and Secretary of the
                                      Company.  Mr. Swany received a B.S. degree in Business
                                      Administration - Accounting from Menlo College, and attended graduate courses in business administration at the University of
                                      Colorado.


Committees of the Board; Meetings and Attendance

        The Board has an Audit Committee and a Compensation Committee. The Audit Committee currently consists of Messrs. Boschert, McDonald and O'Neil, and the Compensation Committee consists of Messrs. Boschert, McDonald and O'Neil. The Board does not have a Nominating Committee. The primary functions of the Audit Committee are to review the scope and results of audits by the Company's independent auditors, the Company's internal accounting controls, the non-audit services performed by the independent accountants, and the cost of accounting services. The Compensation Committee administers the Company's 1996 Stock Option Plan and the Company's 1998 Stock Option Plan upon its adoption and approves compensation, remuneration, and incentive arrangements for officers and employees of the Company.

        The Board met nine times during 1998, and the Audit Committee and the Compensation Committee each met one time during 1998. Each director attended at least seventy-five percent of the meetings of the Board and of the committees upon which he served.

Compensation of Directors

        Non-employee directors receive $10,000 per annum paid quarterly and options to purchase 10,000 shares of Common Stock.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

        Section 16(a) of the Securities Exchange Act of 1934 requires Digital's directors, executive officers, and persons who own more than 10% of Digital's outstanding Common Stock to file reports of ownership and changes in ownership with the SEC. Directors, executive officers, and shareholders of more the 10% of Digital's Common Stock are required by SEC regulations to furnish Digital with copies of the Section 16(a) forms they file.

        Based solely on a review of the copies of such forms furnished to Digital, or written representations that such filings were not required, Digital believes that, during the calendar year 1998, all Section 16(a) filing requirements applicable to its directors and officers were complied with except that Mr. Schofield inadvertently failed to timely file one transaction.

Item 10.  Executive Compensation.

        Executive officers are appointed by, and serve at the discretion of, the Board of Directors. Except for Robert O. Smith, the Company's President and Chief Executive Officer, the Company has no employment agreements with any of its executive officers. The following table sets forth the compensation of the Company's President and Chief Executive Officer during the past three years. No other officer received annual compensation in excess of $100,000 during the 1998 fiscal year.



                           SUMMARY COMPENSATION TABLE
                                                                                           Long Term Compensation
                                      Annual Compensation                          Awards                       Payouts
                              ----------------------------------      --------------------------------      --------------
                                                                         Restricted      Securities              LTIP     All Other
Name and Principal                              Other Annual                Stock        Underlying             Payouts   Compensa-
Position               Year       Salary      Compensation ($)          Award(s) ($)     Options (#)              ($)        tion
----------------------------------------------------------------      --------------------------------      -----------------------
Robert O. Smith        1998     $141,912(1)          $0                      $0           100,000(2)              $0          $0
President and CEO      1997      $150,000            $0                      $0           100,000(3)              $0          $0
                       1996      $110,000            $0                      $0            61,500(4)              $0          $0
-----------------------------------------------------------------------------------------------------------------------------------


(1) Pursuant to Mr. Smith's contract, Mr. Smith is entitled to receive $175,000 per annum. However, due to the financial conditions of the Company, Mr. Smith only received $141,912. Mr. Smith may, in the future, re-seek this difference.

(2) Pursuant to his employment contract, in January 1998, Mr. Smith received options to acquire 100,000 shares of Common Stock at $6.69 per share. These options expire in January 2008. On November 5, 1998, these options were repriced to an exercise price of $2.31 per share.

(3) Pursuant to his employment contract, in January 1997, Mr. Smith received options to acquire 100,000 shares of Common Stock at $5.4375 per share. These options expire in January 2007. On November 5, 1998, these options were repriced to an exercise price of $2.31 per share

(4) In August 1996, Mr. Smith received options to acquire 61,500 shares of Common Stock at $1.80 per share pursuant to the 1996 Stock Option Plan. The options are subject to a two-year vesting period.

        Effective October 1, 1996, the Company and Mr. Smith entered into an employment contract which terminates on December 31, 1999. Under the terms of Mr. Smith's employment contract, Mr. Smith shall serve as President and Chief Executive Officer of the Company and his salary shall be $175,000 per annum effective on January 1, 1998, and increasing to $200,000 per annum by January 1, 1999. Mr. Smith's salary for 1997 was $150,000. In addition, pursuant to Mr. Smith's contract, he shall have the right to receive on the first business day of each January during the term of his contract options to acquire 100,000 shares of Common Stock at the lower of market value as of such date or the average closing price for the first six months of each year of his contract. Finally, pursuant to Mr. Smith's employment contract, in the event there is a change in control of the Company, Mr. Smith shall be granted a five year consulting contract at $200,000 per year. Due to the financial condition of Digital, Mr. Smith did not receive his contract amount in 1998 and will not receive his contract amount in 1999. Mr. Smith may, in the future, re-seek payment of the difference.

        The following table sets forth the options granted to Mr. Smith during the past fiscal year.

                        OPTION GRANTS IN LAST FISCAL YEAR



                                Individual Grants
                      -------------------------------------------------------------------------------------
                                                   % of Total Options
                         Number of Securities          Granted to           Exercise or
                          Underlying Options       Employees in Fiscal      Base Price       Expiration
        Name                  Granted (#)                 Year                ($/Sh)            Date
-----------------------------------------------------------------------------------------------------------
Robert O. Smith                 100,000                  18.22%              $6.69(1)       January 2008


1. On November 5, 1998, these shares were repriced to $2.31 per share.

        The following table sets forth Mr. Smith's fiscal year end option values. No options were exercised by Mr. Smith during 1998.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES



                                                            Number of Unexercised    Value of Unexercised
                                                            Options at FY-End (#)    In-the-Money Options
                                                                                      at FY-End ($)(1)

                  Shares Acquired on                             Exercisable/           Exercisable/
      Name           Exercise (#)      Value Realized ($)       Unexercisable           Unexercisable
----------------------------------------------------------------------------------------------------------
Robert O. Smith       None                   None             398,400 Exercisable/         $147,730/
                                                                0 Unexercisable              $0


(1)   Market price at December 31, 1998, for a share of common stock was $1.75.

Stock Plans

        Employee Stock Purchase Plan. The Company has adopted an Employee Stock Ownership Plan ("ESOP") in conformity with ERISA requirements. As of December 31, 1998, the ESOP owns, in the aggregate, 169,164 shares of the Company's Common Stock. In June 1996, the ESOP entered into a $500,000 loan with San Jose National bank to finance the purchase of shares. The Company has guaranteed the repayment of the loan, and it is intended that Company contributions to the ESOP will be used to pay off the loan. All employees of the Company participate in the ESOP on the basis of level of compensation and length of service. Participation in the ESOP is subject to vesting over a six-year period. The shares of the Company's Common Stock owned by the ESOP are voted by the ESOP trustees. Mr. Smith, President and Chief Executive Officer of the Company, is one of two trustees of the ESOP.

        1996 Stock Option Plan. The Company has established a 1996 Stock Option Plan (the "1996 Plan"). The purpose of the 1996 Plan is to encourage stock ownership by employees, officers, and directors of the Company to give them a greater personal interest in the success of the business and to provide an added incentive to continue to advance in their employment by or service to the Company. A total of 513,000 options are authorized to be issued under the Plan, of which 434,100 options have been issued. The 1996 Plan provides for the grant of either incentive or non-statutory stock options. The exercise price of any incentive stock option granted under the 1996 Plan may not be less than 100% of the fair market value of the Common Stock of the Company on the date of grant. The fair market value for which an optionee may be granted incentive stock options in any calendar year may not exceed $100,000. Shares subject to options under the 1996 Plan may be purchased for cash. Unless otherwise provided by the Board, an option granted under the 1996 Plan is exercisable for ten years. The 1996 Plan is administered by the Compensation Committee which has discretion to determine optionees, the number of shares to be covered by each option, the exercise schedule, and other terms of the options. The 1996 Plan may be amended, suspended, or terminated by the Board but no such action may impair rights under a previously granted option. Each incentive stock option is exercisable, during the lifetime of the optionee, only so long as the optionee remains employed by the Company. No option is transferrable by the optionee other than by will or the laws of descent and distribution.

Other Stock Options

        The Company, as of December 31, 1998, has outstanding options to acquire 167,000 shares of Common Stock at $1.80 per share and options to acquire 86,900 shares of Common Stock at $.50 per share. These options were granted to employees in May 1993 and are now fully vested.

401(k) Plan

        The Company has adopted a tax-qualified employee savings and retirement plan (the "401(k) Plan"), which generally covers all of the Company's full-time employees. Pursuant to the 401(k) Plan, employees may make voluntary contributions to the 401(k) Plan up to a maximum of six percent of eligible compensation. These deferred amounts are contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require, additional matching and Company contributions on behalf of Plan participants. The Company matches contributions at the rate of $.25 for each $1.00 contributed. The Company can also make discretionary contributions. The 401(k) Plan is intended to qualify under Sections 401(k) and 401(a) of the Internal Revenue Code of 1986, as amended. Contributions to such a qualified plan are deductible to the Company when made and neither the contributions nor the income earned on those contributions is taxable to Plan participants until withdrawn. All 401(k) Plan contributions are credited to separate accounts maintained in trust.

        During calendar year 1998, the Board of Directors repriced the exercise price for stock options to acquire 598,940 shares of Common Stock held by officers and employees of the Company. The following table sets forth the ten year option repricing information for the executive named in the compensation table and directors.

                                OPTION REPRICINGS

                                                                                                         Length of
                                           Number of                       Exercise                       Original
                                           Securities     Market Price     Price at                    Optional Term
                                           Underlying     of Stock at       Time of         New         Remaining at
                       Effective Date       Options         Time of        Repricing      Exercise        Date of
Name                     of Reprice       Repriced (#)   Repricing ($)        ($)        Price ($)       Repricing
------------------------------------------------------------------------------------------------------------------------
Robert O. Smith       November 5, 1998      100,000          $2.31           $5.44         $2.31       8 yrs., 2 mo.
                      November 5, 1998      100,000          $2.31           $6.69         $2.31       9 yrs., 2 mo.


Report on Repricing of Stock Options

        During 1998 there was a substantial decrease in the market price of the Company's Common Stock. As a result, the Compensation Committee repriced stock options for officers and employees of the Company on November 5, 1998. No repricing occurred for stock options held by non-employee directors. The repricing was done in an effort to retain the Company's quality employees and officers who had lost a significant portion of their financial interest in the Company because their stock options were "out of the money." In November 1998, the Company completed the Company's stock option repricing program for officers and employees of the Company pursuant to which stock options for 598,940 shares of Common Stock, originally issued with exercise prices ranging from $4.00 to $6.69 per share, were reissued with an exercise price of $2.31 per share, which exercise price approximated the fair market value of the Company's shares on the date of repricing.

        Stock options are intended to provide incentives to the Company's officers and employees. The Compensation Committee believes that such equity incentives are a significant factor in the Company's ability to attract, retain, and motivate officers and employees who are critical to the Company's long-term success. This is especially true to attract and retain quality employees in Silicon Valley. Further, many of the Company's officers and employees have had salary reduced during the current and prior calendar year due to the financial condition of the Company. The Compensation Committee believes that the repricing of the options is a form of incentive to the officers and employees of the Company to remain with the Company during its period of financial restructuring, and believes that such repricing is in the best interests of the Company and its shareholders.

Compensation Committee

        Robert Boschert
        Scott McDonald
        Thomas O'Neil

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

        The following table sets forth, as of May 1999, certain information with respect to the beneficial ownership of shares of Digital Common Stock by all shareholders known by Digital to be the beneficial owners of more than five percent of the outstanding shares of such Common Stock, all directors and executive officers of Digital individually, and all directors and all executive officers of Digital as a group. As of May 1999, there were 2,771,435 shares of Common Stock outstanding.

                                             No. of Shares
       Name                                  Common Stock(1)      Percent
-------------------------------------------------------------------------
Rhodora Finance Corporation Limited            183,464              6.62%
80 Broad Street
Monrovia, Liberia

Digital Power - ESOP                           173,333              6.25%
41920 Christy Street
Fremont, CA  94538

Thomas W. O'Neil, Jr.,                          75,600(2)           2.66%
Director

Robert O. Smith,                               587,564(3)          18.42%
Director and Chief Executive Officer

Chris Schofield,                                    -0-               -0-
Managing Director, Digital Power Limited

Philip G. Swany,                                44,250(4)           1.57%
Chief Financial Officer

Scott C. McDonald,                              17,500(5)             *
Director

Robert J. Boschert,                             10,000(5)             *
Director

All directors and executive officers as        737,414(6)           21.23%
a group (6 persons)
==========================================================================

*       Less than one percent.

(1) Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

(2) Includes 50,000 shares subject to options and warrants exercisable within 60 days.

(3) Includes 318,400 shares subject to options and warrants exercisable within 60 days. Also includes 169,164 owned by the Digital Power ESOP of which Mr. Smith is a trustee.

(4)     Represents 44,250 shares subject to options exercisable within 60 days.

(5) Includes 10,000 shares subject to options and warrants exercisable within 60 days.

(6) Includes 532,650 shares subject to options and warrants and exercisable within 60 days. Also includes 169,164 shares owned by the Digital Power ESOP of which Mr. Smith is a trustee and may be deemed a beneficial owner.

Item 12.  Certain Relationships and Related Transactions.

        None.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment No. 1 to its annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DIGITAL POWER CORPORATION,
                                     a California Corporation


Dated: April 30, 1999                /s/ Robert O. Smith
       ---------------               -----------------------------
                                     Robert O. Smith,
                                     Chief Executive Officer