Form 10QSB
period 1999-03-31
DIGITAL POWER CORP
filed 1999-05-20
CIK 896493

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB



[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 1999

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o

Number of shares of common stock outstanding as of March 31, 1999: 2,771,435

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1999



                                 ASSETS

CURRENT ASSETS:

 Cash                                                                                $        971,564
 Accounts receivable - trade, net of allowance for doubtful accounts of $285,000            2,843,427
 Income tax refund receivable                                                                 369,978
 Other receivables                                                                            156,507
 Inventory, net                                                                             4,721,703
 Prepaid expenses and deposits                                                                 79,633
 Deferred income taxes                                                                        385,605
                                                                                     ----------------
     Total current assets                                                                   9,528,417

PROPERTY AND EQUIPMENT, net                                                                 1,348,707

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED,
     net amortization of $185,200                                                           1,266,990

DEPOSITS                                                                                       31,113
                                                                                     ----------------
TOTAL ASSETS                                                                         $     12,175,227
                                                                                     ================
                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

 Notes payable                                                                       $      1,970,148
 Current portion of long-term debt                                                             95,852
 Current portion of capital lease obligations                                                  55,363
 Accounts payable                                                                           1,198,461
 Accrued liabilities                                                                        1,322,110
                                                                                     ----------------
     Total current liabilities                                                              4,641,934

LONG-TERM DEBT, less current portion                                                           66,293
CAPITAL LEASE OBLIGATIONS, less current portion                                               114,107
OTHER LONG-TERM LIABILITIES                                                                    25,000
DEFERRED INCOME TAXES                                                                          26,000
                                                                                     ----------------
     Total liabilities                                                                      4,873,334
                                                                                     ----------------
COMMITMENTS AND CONTINGENCIES                                                                       -

STOCKHOLDERS' EQUITY:

 Preferred stock issuable in series, no par value, 2,000,000 shares
  authorized; no shares issued and outstanding                                                      -
 Common Stock, no par value, 10,000,000 shares authorized;
  2,771,435 shares issued and outstanding                                                   9,012,679
 Warrants                                                                                      60,776
 Additional paid-in capital                                                                   218,334
 Accumulated deficit                                                                       (2,015,064)
 Unearned employee stock ownership plan shares                                               (162,145)
 Accumulated other comprehensive income                                                       187,313
                                                                                     ----------------
     Total stockholders' equity                                                             7,301,893
                                                                                     ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $     12,175,227
                                                                                     ================


See accompanying notes to these condensed consolidated financial statements.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                          ------------------------
                                                                          1999                1998
                                                                          ----                ----
REVENUES                                                           $   3,216,463     $     5,055,331

COST OF GOODS SOLD                                                     2,483,375           3,535,354
                                                                   -------------     ---------------
  Gross Margin                                                           733,088           1,519,977
                                                                   -------------     ---------------
OPERATING EXPENSES

  Engineering and product development                                    220,766             269,896

  Marketing and selling                                                  280,006             344,479

  General and administrative                                             351,892             306,052
                                                                   -------------     ---------------
     Total operating expenses                                            852,664             920,427
                                                                   -------------     ---------------
INCOME (LOSS) FROM OPERATIONS                                           (119,576)            599,550
                                                                   -------------     ---------------
OTHER INCOME (EXPENSES):

  Interest income                                                          4,034              1,880

  Interest expense                                                       (52,113)           (47,234)

  Translation loss                                                        (2,581)            (3,521)
                                                                   -------------     --------------
     Other income (expense)                                              (50,660)           (48,875)
                                                                   -------------     --------------
INCOME (LOSS) BEFORE INCOME TAXES                                       (170,236)           550,675

PROVISION (BENEFIT) FOR INCOME TAXES                                     (14,700)           256,242
                                                                   -------------     --------------
NET INCOME (LOSS)                                                       (155,536)           294,433
                                                                   -------------     --------------
Other comprehensive income:
  Foreign currency translation adjustment                                (84,115)            82,667
                                                                   -------------     --------------
COMPREHENSIVE INCOME (LOSS)                                        $    (239,651)    $      377,100
                                                                   =============     ==============
NET INCOME PER SHARE

  BASIC                                                            $       (0.06)    $         0.11
                                                                   =============     ==============
  DILUTED                                                          $       (0.06)    $         0.09
                                                                   =============     ==============



See accompanying notes to these condensed consolidated financial statements.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                          ---------------------
                                                                          1999             1998
                                                                          ----             ----
Cash Flows from Operating Activities:
  Net income (loss)                                                $    (155,536)    $    294,433
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                       125,557           74,265
     Deferred income taxes                                                     -          (15,234)
     Compensation costs recognized upon issuance of warrants                   -           48,032
     Contribution to ESOP                                                 22,774           24,011
     Foreign currency translation adjustment                               2,581            3,521
  Changes in operating assets and liabilities:
     Cash restricted                                                           -         (600,000)
     Accounts receivable                                                 716,611         (450,129)
     Other receivables                                                   (53,465)          13,777
     Income tax refund receivable                                         22,668                -
     Inventory                                                           142,818       (1,062,754)
     Prepaid expenses                                                    (24,369)          47,231
     Other assets                                                              -           (5,408)
     Deposits                                                              9,678                -
     Accounts payable                                                    (48,393)        (174,290)
     Accrued liabilities                                                (272,988)       1,275,179
     Other long-term liabilities                                         (10,044)               -
                                                                   -------------     ------------
     Net adjustments                                                     633,428         (821,799)
                                                                   -------------     ------------
       Net cash provided by (used in) operating activities               477,892         (527,366)
                                                                   -------------     ------------
Cash Flows from Investing Activities:
  Acquisition of Gresham Power Electronics                                     -       (2,939,590)
  Purchases of property and equipment                                    (19,948)         (34,911)
                                                                   -------------     ------------
       Net cash used in investing activities                             (19,948)      (2,974,501)
                                                                   -------------     ------------
Cash Flows from Financing Activities:
  Proceeds from exercise of stock options and warrants                         -           31,000
  Payments on long-term debt                                             (22,774)               -
  Principal payments on notes payable                                   (236,698)         (24,011)
  Payments on capital lease obligations                                   (7,817)          (2,483)
  Proceeds from line of credit                                                 -        1,500,000
                                                                   -------------     ------------
  Net cash provided by (used in) financing activities                   (267,289)       1,504,506
                                                                   -------------     ------------
Effect of Exchange Rate Changes on Cash                                  (86,698)          79,146
                                                                   -------------     ------------
Net Increase (Decrease) in cash                                          103,957       (1,918,215)

Cash and cash equivalents, beginning of period                           867,607        2,205,282
                                                                   -------------     ------------
Cash and cash equivalents, end of period                           $     971,564     $    287,067
                                                                   =============     ============
Supplemental Cash Flow Information:
  Cash payments for:
       Interest                                                    $      52,338     $     27,854
                                                                   =============     ============
       Income taxes                                                $      31,957     $     30,000
                                                                   =============     ============

See accompanying notes to these condensed consolidated financial statements.

                            DIGITAL POWER CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at March 31, 1999, the results of operations for the three month periods ended March 31, 1999 and 1998, and cash flows for the three months ended March 31, 1999 and 1998. The results for the period ended March 31, 1999, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999.

NOTE 2 - EARNINGS (LOSS) PER SHARE

The following represents the calculation of earnings (loss) per share:

                                                                             FOR THE THREE MONTHS
                                                                               ENDED MARCH 31,
                                                                           ----------------------
                                                                           1999               1998
                                                                           ----               ----
                  BASIC

Net Income (loss)                                                 $     (155,536)       $     294,433

Less - preferred stock dividends                                               -                    -
                                                                  --------------        -------------
Net income (loss) applicable to common shareholders               $     (155,536)       $     294,433

Weighted average number of common shares                               2,771,435            2,698,723
                                                                  --------------        -------------
Basic earnings (loss) per share                                   $        (0.06)       $        0.11
                                                                  ==============        =============
                 DILUTED

Net income (loss) applicable to common shareholders               $     (155,536)       $    294,433

Preferred stock dividend                                                       -                   -
                                                                  --------------        -------------
Net income (loss) available to common shareholders
    plus assumed conversion                                       $     (155,536)       $    294,433
                                                                  --------------        ------------
Weighted average number of common shares                               2,771,435           2,698,723

Common stock equivalent shares representing
    shares issuable upon exercise of stock
    options                                                                    -             421,735

Common stock equivalent shares representing
    shares issuable upon exercise of warrants                                  -             160,523
                                                                  --------------        ------------
Weighted average number of shares used in
    calculation of diluted income (loss) per share                     2,771,435           3,280,981
                                                                  --------------        ------------
Diluted earnings (loss) per share                                 $        (0.06)       $       0.09
                                                                  ==============        ============


NOTE 3 - SEGMENT INFORMATION

The company has identified its segments based upon its geographic operations. These segments are represented by each of the Company's individual legal entities: Digital Power Corporation (DPC), Poder Digital, S.A. de C.V. (PD) and Digital Power Limited (DPL). Segment information is as follows:

                                                     For Three Months Ended March 31, 1999

                                      DPC              PD              DPL       Eliminations         Totals
                                      ---              --              ---       ------------         ------
Revenues                        $     1,931,973   $         27  $   1,284,463   $             -   $  3,216,463
                                ===============   ============  =============   ===============   ============
Intersegment Revenues           $        44,839   $    347,192  $           -   $      (392,031)  $          -
                                ===============   ============  =============   ===============   ============
Interest Income                 $        30,692   $      1,430  $           -   $       (28,088)  $      4,034
                                ===============   ============  =============   ===============   ============
Interest Expense                $        35,194   $        598  $      44,409   $       (28,088)  $     52,113
                                ===============   ============  =============   ===============   ============
Income Tax Expense (Benefit)    $             -   $          -  $     (14,700)  $             -   $    (14,700)
                                ===============   ============  =============   ===============   ============
Net Income (Loss)               $       (70,397)  $     (1,380) $     (83,759)  $             -   $   (155,536)
                                ===============   ============  =============   ===============   ============

                                                     For Three Months Ended March 31, 1998

                                      DPC              PD              DPL        Eliminations        Totals
                                      ---              --              ---        ------------        ------
Revenues                        $     3,259,808   $     15,656  $   1,779,867   $             -   $  5,055,331
                                ===============   ============  =============   ===============   ============
Intersegment Revenues           $             -   $    479,257  $           -   $      (479,257)  $          -
                                ===============   ============  =============   ===============   ============
Interest Income                 $         1,880   $          -  $           -   $             -   $      1,880
                                ================  ============  =============   ===============   ============
Interest Expense                $         33,600  $        462  $      13,172   $             -   $     47,234
                                ================  ============  =============   ===============   ============
Income Tax Expense (Benefit)    $        205,200  $          -  $      51,042   $             -   $    256,242
                                ================  ============  =============   ===============   ============
Net Income (Loss)               $        293,968  $   (165,832) $     166,297   $             -   $    294,433
                                ================  ============  =============   ===============   ============


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenues and earnings from operations of the Company. Factors that could cause actual results to differ materially include, in addition to other factors identified in this report, a high degree of customer concentration, dependence on the computer and other electronic equipment industry, competition in the power supply industry, dependence on the Guadalajara, Mexico facility, and other risks factors detailed in the Company's Securities and Exchange Commission ("SEC") filings including the risk factors set forth in Company's Registration Statement on Form SB-2, SEC File No. 333-14199, and "Certain Considerations"
section in the Company's Form 10-KSB for the year ended December 31, 1998. Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

THREE MONTHS ENDED MARCH 31, 1999, COMPARED TO MARCH 31, 1998

REVENUES

Revenues decreased by 36.4% to $3,216,463 for the first quarter ended March 31, 1999, from $5,055,331 for the first quarter ended March 31, 1998. Revenues from the Company's United Kingdom's operations of Digital Power Ltd. decreased 28.6% to $1,284,463 for the first quarter ended March 31, 1999, from $1,799,867 for the first quarter ended March 31, 1998. Revenues attributed to the United States operations decreased by 38.5% from the same quarter during the prior year. The decrease in revenues can be attributed primarily from discontinued purchases from one large customer who began buying a lower priced product from a competitor. This customer has resumed placing orders with the Company during the current quarter. In addition, the electronics industry is experiencing some softness in the demand for the Company's products which adversely affected the Company's revenues during the first quarter.

GROSS MARGINS

Gross margins were 22.8% for the three months ended March 31, 1999, compared to 30.1% for the three months ended March 31, 1998. The decrease in gross margins can primarily be attributed to the proportionately higher cost of sales related to fixed overhead expenses. Average selling prices remained fairly consistent.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were 19.7% of revenues for the three months ended March 31, 1999, compared to 12.9% for the three months ended March 31, 1998. While these expenses were down slightly in actual dollars, as a percentage of the reduced revenues the fixed portion of these expenses was significantly higher. During the first quarter ended March 31, 1999, the Company further reduced the number of workers at its plant located in Guadalajara, Mexico, to bring operating expenses in line with the current revenue levels.

ENGINEERING AND PRODUCT DEVELOPMENT

Engineering and product development expenses were 6.7% of revenues for the three months ended March 31, 1999, and 5.3% for the three months ended March 31, 1998. While actual engineering expenses were down quarter to quarter, the fixed portion of these expenses were higher as a percentage of reduced revenues.

INTEREST EXPENSE

Interest expense, net of interest income, was $48,079 for the three months ended March 31, 1999, compared to $45,354 for the three months ended March 31, 1998. The increase in interest expense related to Gresham equipment leases.

INCOME (LOSS) BEFORE INCOME TAXES

For the three months ended March 31, 1999, the Company had a loss before income taxes of $170,236 compared to income before income taxes of $550,675 for the three months ended March 31, 1998.

INCOME TAX

Provision for income tax decreased from $256,242 for the three months ended March 31, 1998, to a tax benefit of $14,700 for the three months ended March 31, 1999, in the first quarter of 1999.

NET INCOME (LOSS)

Net loss for the three months ended March 31, 1999, was $155,536 compared to net income of $294,433 for the three months ended March 31, 1998. The decrease in net income was due to decreased revenues during the first quarter ended March 31, 1999, primarily related to the Company's United States operations.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 1999, the Company had cash of $971,564 and working capital of $4,886,483. This compares with cash of $287,067 and working capital of $5,903,152 at March 31, 1998. The decrease in working capital was due to an increase in prepaid expenses and decrease of accounts payable and accrued liabilities, offset by a decrease in accounts receivable and inventory, resulting in an increase in cash and cash equivalents. Cash provided by operating activities for the Company totaled $477,892 for the three months ended March 31, 1999. Cash used in operating activities for the Company totaled $527,366 for the three months ended March 31, 1998. Cash used in investing activities was $19,948 for the three months ended March 31, 1999, compared to $2,974,501 for the three months ended March 31, 1998, including expenditures for the acquisition of Gresham Power in the United Kingdom and expenditures for the purchase of production and testing equipment. Net cash provided by (used in) financing activities was ($267,289) for the three months ended March 31, 1999, compared to $1,504,506. During the three months ended March 31, 1998, cash provided by financing activities included net increase in borrowings of $1,473,506 plus proceeds from the sale of warrants of $31,000. The increase in borrowings came from the Company's amended line of credit and was used to pay part of the purchase price of the acquisition of Gresham.

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

The Company upgraded its software at a cost of less than $10,000 and has been informed by its suppliers that such software is Year 2000 compliant. The software from these suppliers is used in major areas of the Company's operations such as for financial, sales, warehousing and administrative purposes. The Company has no internally generated software. The company believes that all of its hardware is Year 2000 compliant. In connection with the acquisition of

Gresham Power, the Company has acquired new hardware and software to address the Year 2000 issue at a cost of approximately $150,000 to make Gresham Power Year 2000 compliant. The Company anticipates that Gresham Power will complete the installation of hardware and software during the first part of 1999. Other than Gresham Power, and after reasonable investigation, the Company has not yet identified any other Year 2000 problem but will continue to monitor the issue. However, there can be no assurances that the Year 2000 problem will not occur with respect to the Company's computer systems.

The Company has initiated formal communications with significant suppliers and large customers to determine the extent to which those third parties' failure to remedy their own Year 2000 Issues would materially effect the Company and its subsidiaries. In the event that the Company receives indications from its suppliers and large customers that the Year 2000 Issue may materially effect their ability to conduct business, the Company will seek contingency plans such as finding other vendors that are Year 2000 compliant or increase its inventory of supplies or parts in an attempt to ensure smooth operations until such vendor can remedy the problem. The Company has not received any indication from its suppliers and large customers that the Year 2000 Issue may materially effect their ability to conduct business.

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

On February 12, 1999, the Company settled the lawsuit with Mr. Valencia. Under the terms of the settlement, the Company paid Mr. Valencia $16,110 and will provide Mr. Valencia employment for six months at the hourly rate of $18.50, 40 hours per week. Mr. Valencia's term of employment will end on August 13, 1999. In connection with the settlement, Mr. Valencia dismissed his claim with prejudice.

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

                                               DIGITAL POWER CORPORATION
                                                     (Registrant)



Date:  May ____, 1999
                                              ---------------------------
                                              Robert O. Smith
                                              Chief Executive Officer
                                              (Principal Executive Officer)



Date:  May ____, 1999
                                              ----------------------------
                                              Philip G. Swany
                                              Chief Financial Officer
                                              (Principal Financial Officer)