Form 10QSB
period 1999-06-30
DIGITAL POWER CORP
filed 1999-08-12
CIK 896493

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1999

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No ___

Number of shares of common stock outstanding as of June 30, 1999: 2,771,435

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1999

                                    ASSETS
------------------------------------------------------------------------------ ----------------
CURRENT ASSETS:
   Cash                                                                          $    1,090,292
   Accounts receivable - trade, net of allowance for doubtful accounts
    of $320,000                                                                       3,134,013
   Income tax refund receivable                                                         176,729
   Other receivables                                                                    151,987
   Inventory, net                                                                     4,409,544
   Prepaid expenses and deposits                                                        100,003
   Deferred income taxes                                                                385,605
                                                                               ----------------
     Total current assets                                                             9,448,173

PROPERTY AND EQUIPMENT, net                                                           1,287,852

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED
   net amortization of $249,320                                                       1,202,870

DEPOSITS                                                                                 83,218
                                                                               ----------------
TOTAL ASSETS                                                                    $    12,022,113
                                                                                ===============
                     LIABILITIES AND STOCKHOLDERS'  EQUITY
                     -------------------------------------
CURRENT LIABILITIES:

   Notes payable                                                                $     1,529,637
   Current portion of long-term debt                                                     97,930
   Current portion of capital lease obligations                                          56,754
   Accounts payable                                                                   1,561,727
   Accrued liabilities                                                                1,283,123
                                                                               -----------------
     Total current liabilities                                                        4,529,171

LONG-TERM DEBT, less current portion                                                     40,986
CAPITAL LEASE OBLIGATIONS, less current position                                        100,896
OTHER LONG-TERM LIABILITIES                                                              25,000

DEFERRED INCOME TAXES                                                                    26,000
                                                                               -----------------
Total liabilities                                                                     4,722,053
                                                                               -----------------
COMMITMENTS AND CONTINGENCIES                                                                 -

STOCKHOLDERS'  EQUITY:

   Preferred stock issuable in series, no par value,
     2,000,000 shares authorized; no
     shares issued and outstanding                                                            -
   Common Stock, no par value, 10,000,000 shares authorized;
     2,771,435 shares issued and outstanding                                          9,012,679
   Warrants                                                                              60,776
   Additional paid-in capital                                                           218,334
   Accumulated deficit                                                               (1,954,564)
   Unearned employee stock ownership plan shares                                       (138,916)
   Accumulated other comprehensive income                                               101,751
                                                                                ---------------
   Total stockholders' equity                                                         7,300,060
                                                                                ---------------
TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                                     $    12,022,113
                                                                                ===============


See accompanying notes to these condensed consolidated financial statements.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                             JUNE 30,                         JUNE 30,
                                                 --------------------------------  -------------------------------

                                                        1999             1998             1999            1998
                                                        ----             ----             ----            ----

REVENUES                                           $   4,332,948   $    4,575,030  $     7,549,411 $     9,630,361

COST OF GOODS SOLD                                     3,279,891        3,535,150        5,763,266       7,070,504
                                                  --------------  ---------------  --------------- ---------------

   Gross Margin                                        1,053,057        1,039,880        1,786,145       2,559,857
                                                  --------------  ---------------  --------------- ---------------

OPERATING EXPENSES

   Engineering and product development                   210,516          271,223          431,282         541,119

   Marketing and selling                                 317,978          369,636          597,984         714,115

   General and administrative                            363,582          388,775          715,474         694,827
                                                  -------------- ----------------  --------------- ----------------

     Total operating expenses                            892,076        1,029,634        1,744,740       1,950,061
                                                 ---------------  ---------------  --------------- ---------------

INCOME FROM OPERATIONS                                   160,981           10,246           41,405         609,796
                                                 --------------- ----------------  ---------------  --------------

OTHER INCOME (EXPENSES):

   Interest income                                         3,474              109            7,508           1,989

   Interest expense                                      (46,775)         (67,841)         (98,888)       (115,075)

   Translation loss                                       (3,679)         (11,439)          (6,260)        (14,960)
                                                 ----------------- --------------- ----------------  --------------

     Other income (expense)                              (46,980)         (79,171)         (97,640)       (128,046)
                                                 ----------------  --------------- -----------------  -------------

INCOME (LOSS) BEFORE INCOME TAXES                        114,001          (68,925)         (56,235)        481,750

PROVISION (BENEFIT) FOR INCOME TAXES                      53,500          (73,342)          38,800         182,900
                                                 ---------------  ---------------- ----------------   -------------

NET INCOME (LOSS)                                         60,501            4,417          (95,035)        298,850
                                                 ---------------  ---------------- ----------------   -------------

Other comprehensive income (loss):Foreign
    currency translation adjustment                      (85,562)         (12,573)        (169,677)         70,094
                                                 ----------------- --------------- ----------------   --------------

COMPREHENSIVE INCOME (LOSS)                       $      (25,061)  $       (8,156) $      (264,712)   $    368,944
                                                  ================ =============== ================   ==============

NET INCOME (LOSS) PER SHARE

   BASIC                                         $         0.02    $            *  $        (0.03)    $        0.11
                                                 ================= =============== ================   ==============


   DILUTED                                       $         0.02    $            *  $        (0.03)    $        0.09
                                                 ================  ==============  ================   ===============
                                                                  *Less than $0.01


See accompanying notes to these condensed consolidated financial statements.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                    ----------------------------

                                                                         1999              1998
                                                                         ----              ----

Cash Flows from Operating Activities:
   Net income (loss)                                                  $ (95,035)  $       298,850
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
      Depreciation and amortization
      Deferred income taxes                                             267,816           179,325
      Compensation recognized upon issuance of stock or stock options                     (15,234)
      Contribution to ESOP                                                                 48,032
      Foreign currency translation adjustment                            46,003            47,560
Changes in operating assets and liabilities:                              6,260            14,960
     Cash - restricted                                                                   (600,000)
     Accounts receivable                                                426,025           509,305
     Other receivables                                                  (48,945)           (9,075)
     Income Tax Refund Receivable                                       215,917
     Inventory                                                          454,976        (1,090,776)
     Prepaid expenses                                                   (44,739)          (89,422)
     Deposits                                                           (42,427)          (13,641)
     Accounts payable                                                   314,872        (1,089,267)
     Accrued liabilities                                               (341,975)          953,080
     Other long-term liabilities                                         19,957
                                                                  ---------------- ---------------
     Net adjustments                                                  1,273,740        (1,155,153)
                                                                  ---------------- ---------------
      Net cash provided by (used in) operating activities             1,178,705          (856,303)
                                                                  --------------- ---------------


Cash Flows from Investing Activities:
   Acquisition of Gresham Power Electronics                                            (2,974,411)
   Purchases of property and equipment                                 (37,234)           (46,695)
   Proceeds from sale of asset                                                              8,528
                                                                  ---------------  ---------------
     Net cash used in investing activities                             (37,234)        (3,012,578)

                                                                  ---------------  ---------------

Cash Flows from Financing Activities:
   Proceeds from exercise of stock options including related
    tax benefits                                                                         61,150
   Payments on long-term debt                                           (46,002)        (47,560)
   Payments on capital lease obligations                                (19,637)         (5,918)
   Proceeds from line of credit                                                       1,750,000
   Principal payments on notes payable                                 (677,209)
                                                                   ---------------- ---------------
     Net cash provided by (used in) financing activities               (742,848)      1,757,672
                                                                   ---------------- ---------------

Effect of Exchange Rate Changes on Cash                                (175,938)         55,134
                                                                   ---------------- ---------------

Net increase (decrease) in cash and cash equivalents                    222,685      (2,056,075)

Cash and cash equivalents, beginning of period                          867,607       2,205,282
                                                                  ---------------  -------------

Cash and cash equivalents, end of period                            $ 1,090,292    $    149,207
                                                                    =============  ==============

Supplemental Cash Flow Information:
   Cash payments for:
     Interest                                                     $     99,807     $    108,877
                                                                  ===============  =============
     Income taxes                                                 $     36,957      $   288,850
                                                                  ===============   =============

See accompanying notes to these condensed consolidated financial statements.


                            DIGITAL POWER CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at June 30, 1999, the results of operations for the three month and six month periods ended June 30, 1999 and 1998, and cash flows for the six months ended June 30, 1999 and 1998. The results for the period ended June 30, 1999, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999.

NOTE 2 - EARNINGS PER SHARE

The following represents the calculation of earnings per share:


                                                         FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                                            ENDED JUNE 30,                    ENDED JUNE 30,
                                                  ----------------------------------  -------------------------------

                                                        1999             1998              1999            1998

   BASIC

Net Income (loss)                                 $      60,501    $       4,417   $      (95,035)     $     298,850

Less - preferred stock dividends                              -                -                -                  -
                                                   ---------------  -------------    --------------      ------------
Net income (loss) applicable to common
 shareholder                                      $      60,501    $       4,417    $     (95,035)     $     298,850

Weighted average number of common shares              2,771,435        2,704,377        2,771,435          2,701,566
                                                   ---------------  -------------    --------------      ------------

Basic earnings (loss) per share                   $        0.02    $           *    $       (0.03)     $        0.11
                                                  ================ ==============   ===============      =============

   DILUTED

Net income (loss) applicable to common
 shareholders                                     $      60,501    $       4,417    $     (95,035)     $     298,850

Preferred stock dividend                                      -                -                -                  -
                                                   ---------------  -------------    --------------      ------------
Net income (loss) available to common
    shareholders plus assumed conversion          $      60,501    $       4,417     $    (95,035)     $     298,850
                                                   ---------------  -------------    --------------      ------------

Weighted average number of common shares              2,771,435        2,704,377        2,771,435          2,701,566

Common stock equivalent shares representing
    shares issuable upon exercise of stock
    options                                              65,150          367,409           65,350            386,347

Common stock equivalent shares representing
    shares issuable upon exercise of warrants                --           65,468               --            116,228
                                                   ---------------  -------------    --------------      ------------

Weighted average number of shares used in
    calculation of diluted income (loss) per share    2,836,585        3,137,254        2,836,785          3,204,141
                                                   ---------------  -------------    --------------      ------------

Diluted earnings (loss) per share                 $        0.02     $          *     $      (0.03)      $       0.09
                                                  ================  =============    ==============     =============
                                                                  * Less than $0.01

NOTE 3 - SEGMENT REPORTING

The company has identified its segments based upon its geographic operations. These segments are represented by each of the Company's individual legal entities: Digital Power Corporation (DPC), Poder Digital, S.A. de C.V. (PD) and Digital Power Limited (DPL). Segment information is as follows:

For the Three Months Ended June 30, 1999


                                    DPC            PD              DPL         Eliminations        Totals
                               ------------- --------------- --------------- ----------------- --------------
Revenues                       $   2,501,309 $        9,625   $  1,822,014    $           --    $  4,332,948
                               ============= =============== ===============  ================ ==============


Intersegment Revenues          $      56,071 $      693,257  $          --    $     (749,328)   $         --
                               ============= =============== ===============  ================ ==============


Interest Income                $     31,705  $          169  $          --    $      (28,400)   $       3,474
                               ============= =============== ===============  ================ ==============


Interest Expense               $     32,985  $        2,591  $      39,599    $      (28,400)   $      46,775
                               ============= =============== ===============  ================ ==============


Income Tax Expense(Benefit)    $        --   $           --  $      53,500    $           --    $      53,500
                               ============= =============== ===============  ================ ==============


Income (loss)                 $   (24,772)   $     (14,844) $      100,117    $           --    $      60,501
                              =============  ============== ===============   ================ ==============


For the Three Months Ended June 30, 1998

                                  DPC            PD              DPL          Eliminations       Totals
                             -------------  --------------- --------------- ----------------- -------------
Revenues                      $  2,845,907 $       3,540    $   1,725,583    $            --  $   4,575,030
                             ============= ===============  ===============  ================ ==============

Intersegment Revenues        $         --   $    401,039    $          --    $      (401,039) $         --
                             ============= ===============  ===============  ================ ==============


Interest Income              $        109   $         --    $          --    $           --   $        109
                             ============= ===============  ===============  ================ ==============

Interest Expense             $     43,787   $        917    $      23,137    $           --   $     67,841
                             ============= ===============  ===============  ================ ==============


Income Tax Expense (Benefit) $   (78,400)   $         --    $       5,058    $           --   $   (73,342)
                             ============= ===============  ===============  ================ ==============

Income (loss)                $   278,441    $   (274,536)   $         512    $           --   $     4,417
                             ============= ===============  ===============  ================ ==============



For the Six Months Ended June 30, 1999


                                  DPC            PD              DPL         Eliminations        Totals
                             ------------- --------------- --------------- ----------------- --------------
Revenues                     $   4,433,282  $       9,652    $  3,106,477   $            --   $  7,549,411
                             =============  ==============  ==============  ================  =============

Intersegment Revenues        $     100,910  $   1,040,449    $         --   $    (1,141,359)  $         --
                             =============  ==============  ==============  ================  =============

Interest Income              $      62,397  $       1,599    $         --   $       (56,488)  $      7,508
                             =============  ==============  ==============  ================  =============

Interest Expense             $      68,179  $       3,189    $     84,008   $       (56,488)  $     98,888
                             =============  ==============  ==============  ================  =============

Income Tax Expense (Benefit) $          --  $          --    $     38,800   $            --   $     38,800
                             =============  ==============  ==============  ================  =============

Income (loss)                $     (95,169) $     (16,224)   $     16,358   $            --   $    (95,035)
                             =============  ==============  ==============  ================  =============



For the Six Months Ended June 30, 1998


                                  DPC            PD              DPL         Eliminations        Totals
                             ------------- --------------- --------------- ----------------- --------------
Revenues                     $   6,105,715  $     19,196    $   3,505,450     $          --   $  9,630,361
                             ============= =============== =============== ================= ==============

Intersegment Revenues        $          --  $    880,296    $          --     $    (880,296)  $         --
                             ============= =============== =============== ================= ==============

Interest Income              $       1,989  $         --    $          --     $          --   $      1,989
                             ============= =============== =============== ================= ==============

Interest Expense             $      77,387  $      1,379    $      36,309     $          --   $    115,075
                             ============= =============== =============== ================= ==============

Income Tax Expense (Benefit) $     126,800  $               $      56,100     $          --   $    182,900
                             ============= =============== =============== ================= ==============

Income (loss)                $     572,409  $    (440,368) $      166,809     $          --   $    298,850
                             ============= =============== =============== ================= ==============


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

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1999, COMPARED TO JUNE 30, 1998

REVENUES

Revenues decreased by 5.3% to $4,332,948 for the three months ended June 30, 1999, from $4,575,030 for the three months ended June 30, 1998. Revenues from the Company's United Kingdom's operations of Digital Power Ltd. increased 5.6% to $1,822,014 for the second quarter ended June 30, 1999, from $1,725,583 for the second quarter ended June 30, 1998. Revenues attributed to the United States operations decreased by 11.9% from the same quarter during the prior year. The decrease in revenues can be attributed primarily from discontinued purchases from one large customer who began buying a lower priced product from a competitor. This customer resumed placing orders with the Company during the first quarter of 1999.

For the six months ended June 30, 1999, revenues decreased by 21.6% to $7,549,411 from $9,630,361 for the six months ended June 30, 1998. The decrease in revenues during the six months ended June 30, 1999, can be attributed primarily to the reduction in purchases from the one large customer as stated in the quarterly review discussion above. For the six months ended June 30, 1999, Digital Power Ltd. contributed $3,106,477 to the Company's revenues compared to $3,505,450 for the six months ended June 30, 1998.

GROSS MARGINS

Gross margins were 24.3% for the three months ended June 30, 1999, compared to 22.7% for the three months ended June 30, 1998. The improvement in gross margins can primarily be attributed to favorable product mix.

Gross margins were 23.7% for the six months ended June 30, 1999, compared to 26.6% for the six months ended June 30, 1998. The decrease in gross margins can primarily be attributed to reduced shipment level of higher margin products.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were 15.7% of revenues for the three months ended June 30, 1999, compared to 16.6% for the three months ended June 30, 1998. Selling, general and administrative expenses were 17.4% of revenues for the six months ended June 30, 1999, compared to 14.6% for the six months ended June 30, 1998. The continued cost constainments implemented by the Company resulted in actual dollar reductions in these expenses of $76,851 for the quarter and $95,484 for the six months ended June 30, 1999.

ENGINEERING AND PRODUCT DEVELOPMENT

Engineering and product development expenses were 4.9% of revenues for the three months ended June 30, 1999, and 5.9% for the three months ended June 30, 1998. Engineering and product development expenses were 5.7% of revenues for the six months ended June 30, 1999, compared to 5.6% for the six months ended June 30, 1998. Actual dollar expenditures decreased $60,707 and $109,837 respectively for the quarter and six months ended June 30, 1999.

INTEREST EXPENSE

Interest expense, net of interest income, was $43,301 for the three months ended June 30, 1999, compared to $67,732 for the three months ended June 30, 1998. Interest expense, net of interest income, was $91,380 for the six months ended June 30, 1999, compared to $113,086 for the six months ended June 30, 1998. The decrease in interest expense is related primarily to payments made to reduce notes payable.

INCOME (LOSS) BEFORE INCOME TAXES

For the three months ended June 30, 1999, the Company had an income before income taxes of $114,001 compared to a loss before income taxes of $68,925 for the three months ended June 30, 1998. For the six months ended June 30, 1999, the Company had a loss before income taxes of $56,235 compared to income of $481,750 for the six months ended June 30, 1998.

INCOME TAX

The provision for income tax increased from a tax benefit of $73,342 for the three months ended June 30, 1998, to a tax expense of $53,500 for the three months ended June 30, 1999, and decreased from $182,900 for the six months ended June 30, 1998, to $38,800 for the six months ended June 30, 1999.

NET INCOME

Net income for the three months ended June 30, 1999, was $60,501 compared to $4,417 for the three months ended June 30, 1998. Net loss for the six months ended June 30, 1999, was $95,035, compared to net income of $298,850 for the six months ended June 30, 1998. The increase in net income for the three month period was due to the reduction in operating and other expenses implemented to bring costs in line with revenue levels, while the decrease in net income for the six month period is primarily related to decreased revenues for the six month period, primarily related to the Company's United States operations.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 1999, the Company had cash of $1,090,292 and working capital of $4,919,002. This compares with cash of $149,207 and working capital of $5,993,382 at June 30, 1998. The decrease in working capital was due to an increase in other receivables and prepaid expenses and decrease of notes payable and accrued liabilities, offset by a decrease in accounts receivable and inventory and increase in accounts payable, resulting in an increase in cash and cash equivalents. Cash provided by (used in) operating activities for the Company totaled $1,178,705 and ($856,303) for the six months ended June 30, 1999 and 1998.

Cash used in investing activities was $37,234 for the six months ended June 30, 1999, compared to $3,012,578 for the six months ended June 30, 1998. Net cash provided by (used in) financing activities was ($742,848) for the six months ended June 30, 1999, compared to $1,757,672. During the six months ended June 30, 1999, the Company paid down the bank line credit of $125,000.

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

The Company upgraded its software at a cost of less than $10,000 and has been informed by its suppliers that such software is Year 2000 compliant. The software from these suppliers is used in major areas of the Company's operations such as for financial, sales, warehousing and administrative purposes. The Company has no internally generated software. The Company believes that all of its hardware is Year 2000 compliant. In connection with the acquisition of Gresham Power, the Company has acquired new hardware and software to address the Year 2000 Issue at a cost of approximately $150,000 to make Gresham Power Year 2000 compliant. Gresham Power has completed the installation of this new hardware and software. After reasonable investigation, the Company has not yet identified any other Year 2000 problem but will continue to monitor the issue. However, there can be no assurances that the Year 2000 problem will not occur with respect to the Company's computer systems.

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

ITEM 1.  LEGAL PROCEEDS

None.

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

                            DIGITAL POWER CORPORATION
                                                             (Registrant)


Date:  August 12, 1999                         /s/ ROBERT O. SMITH
                                                   ----------------------------
                                                   Robert O. Smith
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)



Date:  August 12, 1999                        /s/  PHILIP G. SWANY
                                                   ----------------------------
                                                   Philip G. Swany
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)