Form 10QSB
period 1999-09-30
DIGITAL POWER CORP
filed 1999-11-15
CIK 896493

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB



     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1999

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Number of shares of common stock outstanding as of September 30, 1999: 2,771,435

ITEM 1.   Financial Statements

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1999

                                 ASSETS
                                 ------
CURRENT ASSETS:
   Cash and cash equivalents                                       $    527,977
   Accounts receivable - trade, net of allowance for
      doubtful accuonts of $320,000                                   3,500,187
   Income tax refund receivable                                         175,457
   Other receivables                                                     78,118
   Inventory, net                                                     4,249,410
   Prepaid expenses and deposits                                         91,100
   Deferred income taxes                                                385,605
                                                                   ------------
      Total current assets                                            9,007,854

PROPERTY AND EQUIPMENT, net                                           1,267,354

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED
   net amortization of $243,924                                       1,219,464

DEPOSITS                                                                 14,472
                                                                   ------------

TOTAL ASSETS                                                       $ 11,509,144
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:

   Notes payable                                                   $    940,000
   Current portion of long-term debt                                     67,805
   Current portion of capital lease obligations                          47,725
   Accounts payable                                                   1,527,675
   Accrued liabilities                                                1,150,176
                                                                    -----------
      Total current liabilities                                       3,733,381

CAPITAL LEASE OBLIGATIONS, less current position                         97,096
OTHER LONG-TERM LIABILITIES                                              25,000
DEFERRED INCOME TAXES                                                    26,000
                                                                    -----------
      Total liabilities                                               3,881,477

COMMITMENTS AND CONTINGENCIES                                                 -

STOCKHOLDERS' EQUITY:

   Preferred stock issuable in series, no par value, 2,000,000 shares
      authorized; no shares issued and outstanding                            -

   Common Stock, no par value, 10,000,000 shares authorized;
      2,771,435 shares issued and outstanding                         9,012,679
   Warrants                                                              60,776
   Additional paid-in capital                                           218,334
   Accumulated deficit                                               (1,857,240)
   Unearned employee stock ownership plan shares                        (67,805)
   Accumulated other comprehensive income                               260,923
                                                                    -----------
      Total stockholders' equity                                      7,627,667
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $11,509,144
                                                                    ===========


See accompanying notes to these condensed consolidated financial statements.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME






                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                         SEPTEMBER 30,                  SEPTEMBER 30,
                                                      ------------------             -----------------
                                                     1999           1998           1999           1998
                                                     ----           ----           ----           ----

REVENUES                                        $ 4,424,676     $ 4,677,219   $ 11,974,087   $ 14,307,580

COST OF GOODS SOLD                                3,246,669       3,389,856      9,009,935     10,460,360
                                                -----------     -----------   ------------   ------------
   Gross Margin                                   1,178,007       1,287,363      2,964,152      3,847,220
                                                -----------     -----------   ------------   ------------

OPERATING EXPENSES

   Engineering and product development              329,189         249,898        760,471        791,017

   Marketing and selling                            296,269         417,780        894,253      1,131,895

   General and administrative                       355,826         417,119      1,071,300      1,111,946
                                                -----------     -----------   ------------   ------------
      Total operating expenses                      981,284       1,084,797      2,726,024      3,034,858
                                                -----------     -----------   ------------   ------------
INCOME FROM OPERATIONS                              196,723         202,566        238,128        812,362
                                                -----------     -----------   ------------   ------------
OTHER INCOME (EXPENSES):

   Interest income                                    5,132          11,677         12,640         13,666

   Interest expense                                 (41,474)        (60,511)      (140,362)      (175,586)

   Translation loss                                  (2,958)        (17,096)        (9,218)       (32,056)
                                                -----------     -----------   ------------   ------------
      Other income (expense)                        (39,300)        (65,930)      (136,940)      (193,976)
                                                -----------     -----------   ------------   ------------

INCOME BEFORE INCOME TAXES                          157,423         136,636        101,188        618,386

PROVISION FOR INCOME TAXES                           60,100          53,100         98,900        236,000
                                                -----------     -----------   ------------   ------------
NET INCOME                                           97,323          83,536          2,288        382,386
                                                -----------     -----------   ------------   ------------
Other comprehensive income (loss):
   Foreign currency translation adjustment          159,172          53,843        (10,505)       123,937

   Income tax benefit from exercise of
     stock options                                        -          19,000              -         19,000
                                                -----------     -----------   ------------   ------------

COMPREHENSIVE INCOME (LOSS)                     $   256,495     $   156,379   $     (8,217)  $    525,323
                                                ===========     ===========   ============   ============
NET INCOME PER SHARE

   BASIC                                        $      0.04     $      0.03   $          *   $       0.14
                                                ===========     ===========   ============   ============

   DILUTED                                      $      0.03     $      0.03   $          *   $       0.12
                                                ===========     ===========   ============   ============

                                                                            *Less than $0.01




See accompanying notes to these condensed consolidated financial statements.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                         -----------------
                                                                         1999           1998
                                                                         ----           ----
Cash Flows from Operating Activities:
   Net income                                                       $     2,288    $   382,386
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                   358,381        266,672
        Allowance for doubtful accounts                                       -       (35,000)
        Gain on disposal of asset                                             -       (16,648)
        Deferred income taxes                                                 -       (37,234)
        Compensation recognized upon issuance of stock
          or stock options                                                    -        48,032
        Contribution to ESOP                                            117,113       118,164
        Foreign currency translation adjustment                           9,218        32,056
   Changes in operating assets and liabilities:
      Accounts receivable                                                24,851       683,057
      Other receivables                                                  24,924        67,059
      Income Tax Refund Receivable                                      217,189             -
      Inventory                                                         650,110      (882,891)
      Prepaid expenses                                                  (35,836)     (194,589)
      Deposits                                                           26,319        (7,167)
      Accounts payable                                                  280,820    (1,543,150)
      Accrued liabilities                                              (444,922)    1,021,537
      Other long-term liabilities                                       (10,043)            -
                                                                    -----------    ----------
      Net adjustments                                                 1,218,124      (480,102)
                                                                    -----------    ----------
        Net cash provided by (used in) operating activities           1,220,412       (97,716)
                                                                    -----------    ----------
Cash Flows from Investing Activities:
   Acquisition of Gresham Power Electronics                                   -    (3,370,293)
   Purchases of property and equipment                                 (123,893)      (88,752)
   Proceeds from sale of asset                                                -        19,673
                                                                    -----------    ----------
      Net cash used in investing activities                            (123,893)   (3,439,372)
                                                                    -----------    ----------

Cash Flows from Financing Activities:
   Proceeds from exercise of stock options including related
     tax benefits                                                             -       156,506
   Payments on long-term debt                                          (117,114)     (118,164)
   Payments on capital lease obligations                                (32,466)       (9,212)
   Proceeds from line of credit                                               -     1,750,000
   Principal payments on notes payable                               (1,266,846)            -
                                                                    -----------    ----------
   Net cash provided by (used in) financing activities               (1,416,426)    1,779,130
                                                                    -----------    ----------

Effect of Exchange Rate Changes on Cash and Cash Equivalents            (19,723)       91,881
                                                                    -----------    ----------
Net decrease in cash and cash equivalents                              (339,630)   (1,666,077)

Cash and cash equivalents, beginning of period                          867,607     2,205,282
                                                                    -----------    ----------
Cash and cash equivalents, end of period                            $   527,977    $  539,205
                                                                    ===========    ==========

                                   (Continued)

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)



                                                                         NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                         -----------------
                                                                         1999           1998
                                                                         ----           ----

Supplemental non-cash investing and refinancing activities:
   Acquisition of fixed assets with debt                            $         -    $   147,857
                                                                    ===========    ===========

Supplemental Cash Flow Information:
   Cash payments for:
      Interest                                                      $   142,052    $   168,633
                                                                    ===========    ===========
      Income taxes                                                  $    41,957    $   290,812
                                                                    ===========    ===========




See accompanying notes to these condensed consolidated financial statements.

                            DIGITAL POWER CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary to present fairly the Company's financial position at September 30, 1999, the results of operations for the three month and nine month periods ended September 30, 1999 and 1998, and cash flows for the nine months ended September 30, 1999 and 1998. The results for the period ended September 30, 1999, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999.

NOTE 2 - EARNINGS PER SHARE

The following represents the calculation of earnings per share:



                                                    FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30,                  SEPTEMBER 30,
                                                    --------------------------     -------------------------
                                                      1999             1998          1999            1998
                                                      ----             ----          ----            ----

                  BASIC
                  -----
Net Income                                        $     97,323     $    83,536    $     2,288     $   382,386

Weighted average number of common shares             2,771,435       2,734,837      2,771,435       2,712,778
                                                  ------------     -----------    -----------     -----------

Basic earnings per share                          $       0.04     $      0.03    $         *     $      0.14
                                                  ============     ===========    ===========     ===========

                 DILUTED
                 -------
Net income                                        $     97,323     $    83,536    $     2,288     $   382,386
                                                  ------------     -----------    -----------     -----------

Weighted average number of common shares             2,771,435       2,734,837      2,771,435       2,712,778

Common stock equivalent shares representing
  Shares issuable upon exercise of stock options        64,981         252,763         65,226         350,730

Common stock equivalent shares representing
  Shares issuable upon exercise of warrants                 --              --             --           3,161
                                                  ------------     -----------    -----------     -----------
Weighted average number of shares used in
  Calculation of diluted earnings per share          2,836,416       2,987,600      2,836,661       3,066,669
                                                  ------------     -----------    -----------     -----------
Diluted earnings per share                        $       0.03     $      0.03    $         *     $      0.12
                                                  ============     ===========    ===========     ===========
                                                                                  * Less than
                                                                                        $0.01


NOTE 3 - SEGMENT REPORTING

The company has identified its segments based upon its geographic operations. These segments are represented by each of the Company's individual legal entities: Digital Power Corporation (DPC), Poder Digital, S.A. de C.V. (PD) and Digital Power Limited (DPL). Segment information is as follows:

                  For the Three Months Ended September 30, 1999

                                       DPC           PD          DPL      Eliminations        Totals
                                   -----------   ---------   -----------  ------------     -----------
Revenues                           $ 2,570,215   $   9,888   $ 1,844,573  $        --      $ 4,424,676
                                   ===========   =========   ===========  ===========      ===========
  Intersegment Revenues            $    68,109   $ 544,757   $        --  $  (612,866)     $        --
                                   ===========   =========   ===========  ===========      ===========
  Interest Income                  $    32,892   $     953   $        --  $   (28,713)     $     5,132
                                   ==========    =========   ===========  ===========      ===========
  Interest Expense                 $    32,662   $   2,277   $    35,248  $   (28,713)     $    41,474
                                   ===========   =========   ===========  ===========      ===========
  Income Tax Expense               $        --   $      --   $    60,100  $        --      $    60,100
                                   ===========   =========   ===========  ===========      ===========
  Income (loss)                    $    14,324   $ (18,155)  $   101,154  $        --      $    97,323
                                   ===========   =========   ===========  ===========      ===========



                  For the Three Months Ended September 30, 1998

                                       DPC           PD          DPL      Eliminations        Totals
                                   -----------   ---------   -----------  ------------     -----------
Revenues                           $ 2,985,623   $  11,894   $ 1,679,702  $         --     $ 4,677,219
                                   ===========   =========   ===========  ============     ===========
  Intersegment Revenues            $    55,873   $ 386,092   $        --  $   (441,965)    $        --
                                   ===========   =========   ===========  ============     ===========
  Interest Income                  $    11,677   $      --   $        --  $         --     $    11,677
                                   ===========   =========   ===========  ============     ===========
  Interest Expense                 $    45,099   $     531   $    14,881  $         --     $    60,511
                                   ===========   =========   ===========  ============     ===========
  Income Tax Expense               $    16,650   $      --   $    36,450  $         --     $    53,100
                                   ===========   =========   ===========  ============     ===========
  Income (loss)                    $   289,193   $(233,915)  $    28,258  $         --     $    83,536
                                   ===========   =========   ===========  ============     ===========


                  For the Nine Months Ended September 30, 1999


                                       DPC           PD          DPL      Eliminations        Totals
                                   -----------   ---------   -----------  ------------     -----------

Revenues                           $ 7,003,497  $   19,540   $ 4,951,050  $         --     $11,974,087
                                   ===========  ==========   ===========  ============     ===========
  Intersegment Revenues            $   169,019  $1,585,206   $        --  $ (1,754,225)    $        --
                                   ===========  ==========   ===========  ============     ===========
  Interest Income                  $    95,289  $    2,552   $        --  $    (85,201)    $    12,640
                                   ===========  ==========   ===========  ============     ===========
Interest Expense                   $   100,841  $    5,466   $   119,256  $    (85,201)    $   140,362
                                   ===========  ==========   ===========  ============     ===========
  Income Tax Expense               $        --  $       --   $    98,900  $         --     $    98,900
                                   ===========  ==========   ===========  ============     ===========
  Income (loss)                    $   (80,845) $  (34,379)  $   117,512  $         --     $     2,288
                                   ===========  ==========   ===========  ============     ===========

                  For the Nine Months Ended September 30, 1998


                                       DPC           PD          DPL      Eliminations        Totals
                                   -----------   ---------   -----------  ------------     -----------

Revenues                           $ 9,091,338  $   31,090   $ 5,185,152  $         --     $14,307,580
                                   ===========  ==========   ===========  ============     ===========
  Intersegment Revenues            $    55,873  $1,266,388   $        --  $ (1,322,261)    $        --
                                   ===========  ==========   ===========  ============     ===========
  Interest Income                  $    13,666  $       --   $        --  $         --     $    13,666
                                   ===========  ==========   ===========  ============     ===========
  Interest Expense                 $   122,486  $    1,910   $    51,190  $         --     $   175,586
                                   ===========  ==========   ===========  ============     ===========
  Income Tax Expense               $   143,450  $       --   $    92,550  $         --     $   236,000
                                   ===========  ==========   ===========  ============     ===========
  Income (loss)                    $   861,602  $ (674,283)  $   195,067  $         --     $   382,386
                                   ===========  ==========   ===========  ============     ===========



NOTE 4 - INCOME TAXES

Income tax expense (benefit) is comprised of the following:



                           For the Three Months Ending          For the Three Months Ending
                                  September 30,                        September 30,
                                  -------------                        -------------
                             1999              1998               1999               1998
                             ----              ----               ----               ----

     Federal                  -               33,650                -               129,450
     State                    -              (17,000)               -                14,000
     Foreign                60,100            36,450             98,900              92,550
                            ------            ------             ------             -------
Income tax expense          60,100            53,100             98,900             236,000
                            ======            ======             ======             =======

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

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999, COMPARED TO SEPTEMBER 30, 1998

REVENUES

Revenues decreased by 5.4% to $4,424,676 for the three months ended September 30, 1999, from $4,677,219 for the three months ended September 30, 1998. Revenues from the Company's United Kingdom's operations of Digital Power Ltd. increased 9.8% to $1,844,573 for the third quarter ended September 30, 1999, from $1,679,702 for the third quarter ended September 30, 1998. Revenues attributed to the United States operations decreased by 13.9% from the same quarter during the prior year. The decrease in revenues can be attributed primarily from decreased purchases from one large customer who began buying a lower priced product from a competitor during the fourth quarter of 1998. This customer resumed placing orders with the Company during the first quarter of 1999, although at a lower volume. During the third quarter of 1999, this customer placed no significant orders with the Company.

For the nine months ended September 30, 1999, revenues decreased by 16.3% to $11,974,087 from $14,307,580 for the nine months ended September 30, 1998. The decrease in revenues during the nine months ended September 30, 1999, can be attributed primarily to the reduction in purchases from the one large customer as stated in the quarterly review discussion above. For the nine months ended September 30, 1999, Digital Power Ltd. contributed $4,951,050 to the Company's revenues compared to $5,185,152 for the nine months ended September 30, 1998.

GROSS MARGINS

Gross margins were 26.6% for the three months ended September 30, 1999, compared to 27.5% for the three months ended September 30, 1998. The decrease in gross margins can primarily be attributed to a product mix with lower gross margins.

Gross margins were 24.8% for the nine months ended September 30, 1999, compared to 26.9% for the nine months ended September 30, 1998. The decrease in gross margins can primarily be attributed to reduced shipment level of higher margin products.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were 14.7% of revenues for the three months ended September 30, 1999, compared to 17.9% for the three months ended September 30, 1998. Selling, general and administrative expenses were 16.4% of revenues for the nine months ended September 30, 1999, compared to 15.7% for the nine months ended September 30, 1998. The continued cost containments implemented by the Company resulted in actual dollar reductions in these expenses of $182,804 for the quarter and $278,288 for the nine months ended September 30, 1999.

ENGINEERING AND PRODUCT DEVELOPMENT

Engineering and product development expenses were 7.4% of revenues for the three months ended September 30, 1999, and 5.3% for the three months ended September 30, 1998. Engineering and product development expenses were 6.4% of revenues for the nine months ended September 30, 1999, compared to 5.5% for the nine months ended September 30, 1998. Actual dollar expenditures increased $79,291 for the quarter reflecting the Company's commitment to invest in new product developments, in spite of current softness in revenues.

INTEREST EXPENSE

Interest expense, net of interest income, was $36,342 for the three months ended September 30, 1999, compared to $48,834 for the three months ended September 30, 1998. Interest expense, net of interest income, was $127,722 for the nine months ended September 30, 1999, compared to $161,920 for the nine months ended September 30, 1998. The decrease in interest expense is related primarily to payments made to reduce notes payable.

INCOME BEFORE INCOME TAXES

For the three months ended September 30, 1999, the Company had an income before income taxes of $157,423 compared to income before income taxes of $136,636 for the three months ended September 30, 1998. For the nine months ended September 30, 1999, the Company had income before income taxes of $101,188 compared to income of $618,386 for the nine months ended September 30, 1998.

INCOME TAX

The provision for income tax increased from $53,100 for the three months ended September 30, 1998, to $60,100 for the three months ended June 30, 1999, and decreased from $236,000 for the nine months ended September 30, 1998, to $98,900 for the nine months ended September 30, 1999. The increase in the effective tax rate for the nine months ended September 30, 1999, reflects increased taxable income from the UK operations without a corresponding benefit from losses generated in the US operations.

NET INCOME

Net income for the three months ended September 30, 1999, was $97,323 compared to $83,536 for the three months ended September 30, 1998. Net income for the nine months ended September 30, 1999, was $2,288, compared to $382,386 for the nine months ended September 30, 1998. The increase in net income for the three month period was due to the reduction in operating and other expenses implemented to bring costs in line with revenue levels, while the decrease in net income for the nine month period is related to decreased revenues for the nine month period, primarily related to the Company's United States operations.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 1999, the Company had cash of $527,977 and working capital of $5,274,473. This compares with cash of $539,205 and working capital of $5,724,124 at September 30, 1998. The decrease in working capital was due to an increase prepaid expenses and decrease of notes payable and accrued liabilities, offset by a decrease in accounts receivable and inventory and increase in accounts payable, resulting in a decrease in cash and cash equivalents. Cash provided by (used in) operating activities for the Company totaled $1,220,412 and ($97,716) for the nine months ended September 30, 1999 and 1998.

Cash used in investing activities was $123,893 for the nine months ended September 30, 1999, compared to $3,439,372 for the nine months ended September 30, 1998. For the nine months of 1998, $3,370,293 of the $3,439,372 cash used in investing activities was for the acquisition of Gresham Power Electronics. Net cash provided by (used in) financing activities was ($1,416,426) for the nine months ended September 30, 1999, compared to $1,779,130. The cash provided by financing activities in 1998 was primarily proceeds from a line of credit. Cash used in financing activities in 1998 was primarily the payments on outstanding borrowings.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 14, 1999, the Company held its annual meeting of shareholders for the election of directors and to approve amendments to amend the Articles of Incorporation as follows:

Election of Directors               For                       Votes Withheld
---------------------               ---                       --------------
Robert O. Smith                     2,066,038                    363,889
Chris Schofield                     2,111,115                    318,812
Thomas W. O'Neil, Jr.               2,111,115                    318,812
Scott C. McDonald                   2,111,115                    318,812
Robert J. Boschert                  2,109,315                    320,612

Proposal #1 - To amend the Articles of  Incorporation  of Digital to adopt a new
Article VI to eliminate cumulative voting;

       For            Against                Abstain              Not Voted
       ---            -------                -------              ---------
     963,257          691,337                12,155                763,178

Proposal #2 - To amend the Articles of  Incorporation  of Digital to adopt a new
Article VII to eliminate shareholder action by written consent;

       For            Against                Abstain              Not Voted
       ---            -------                -------              ---------
     942,474          710,617                13,658                763,178

Proposal #3 - To amend the Articles of  Incorporation  of Digital to adopt a new
Article VIII, which establishes higher voting requirements for shareholders in certain circumstances (a) to approve certain business combinations involving Digital and/or its subsidiaries, and (b) to amend Article VIII;

       For            Against                Abstain              Not Voted
       ---            -------                -------              ---------
     947,235          699,769                11,160                771,763


Proposal #4 - If either Proposal Nos. 1 or 2 is approved, to amend the Articles of Incorporation of Digital to adopt a new Article IX to require a higher voting requirement to amend Articles VI or VII;

       For            Against                Abstain              Not Voted
       ---            -------                -------              ---------
     955,376          701,469                 9,904                763,178

Because approval of 66 2/3% of the outstanding shares of common stock was necessary to approval Proposals 1, 2, 3 and 4, such proposals were not adopted.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

27.1  Financial Data Schedule

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   DIGITAL POWER CORPORATION
                                                         (Registrant)


Date:  November 12, 1999                           /s/  Robert O. Smith
                                                  -----------------------------
                                                   Robert O. Smith
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)



Date:  November 12, 1999                           /s/  Philip G. Swany
                                                  -----------------------------
                                                   Philip G. Swany
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)