Form 10KSB
period 1999-12-31
DIGITAL POWER CORP
filed 2000-04-14
CIK 896493

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB


(Mark One)


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

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

        Title of Each Class
        None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x/ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the year ended December 31, 1999, were $15,354,018.

As of March 30, 2000, the aggregate market value of the voting common stock held by non-affiliates was approximately $9,104,501 based on the closing price of $3.75 per share.

As of March 30, 2000, the number of shares of common stock outstanding was 2,804,435.

Transitional Small Business Disclosure Format (check one):  Yes      No  x/

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


                                     Part I.

Item 1.  Description of Business

General

         Digital Power Corporation ("Digital Power" or the "Company") designs, develops, manufactures, and sells 50 watt to 750 watt switching power supplies and DC/DC converters to original equipment manufacturers (OEMs) of computers and other electronic equipment. Power supplies are critical components of electronic equipment that supply, convert, distribute, and regulate electrical power. The various subsystems within electronic equipment require a steady supply of direct current (DC) electrical power, usually at different voltage levels from the other subsystems within the equipment. In addition, the electronic components and subsystems require protection from the harmful surges and drops in electrical power that commonly occur over power lines. Power supplies satisfy these requirements by converting alternating current (AC) electricity into DC by dividing a single input voltage into distinct and isolated output voltages, and by regulating and maintaining such output voltages within a narrow range of values.

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

        Digital Power is a California corporation originally formed in 1969 through a predecessor. Unless the context indicates otherwise, any reference to "Digital Power" or the "Company" herein includes its majority-owned Mexican subsidiary, Poder Digital S.A. de C.V. and its United Kingdom subsidiary, Digital Power Limited, dba Gresham Power Electronics. Further, unless otherwise indicated, reference to dollars in this Annual Report shall mean United States dollars.

1999 Activity

        Throughout most of 1999, the Company continued to experience softness in demand for most of its product lines. This resulted in a decrease in revenues from $18,733,470 in 1998 to $15,354,018 in 1999. The Company instituted several cost saving measures including headcount reductions, primarily in its production facilities in Mexico, as well as a 10% salary and wage reduction which affected all of its employees in the US operations, effective January 1999. During this same time period, however, the Company recognized the need to update its product offering and initiated an aggressive new product development campaign. These efforts have yielded the UPF150 product family which has been released to production, as well as substantial progress on the development of the Company's recently announced ePower300 and UPF200. These factors produced a loss of $155,536 in the first quarter and a modest net income of $27,191 for the year.

Digital Power Limited

        In 1998, Digital Power acquired the assets of Gresham Power Electronics. Through its wholly-owned subsidiary, Digital Power Limited, headquartered in Salisbury, England, Gresham Power designs, manufactures, and distributes switching power supplies, uninterruptible power supplies, and frequency converters for the commercial and military markets. Uninterruptible power supplies (UPS) are devices that are inserted between a primary power source and the primary power input of the electronic equipment to be protected for the purpose of eliminating the effects of transient anomalies or temporary outages. A UPS consists of an inverter that is powered by a battery that is kept trickle-charged by rectified AC from an incoming power line. In the event of a power interruption, the battery takes over without the loss of even a fraction of a cycle in the AC output of the UPS. The battery also provides protection against transients. A frequency converter is an electronic unit for speed control of a phase induction motor. The frequency converter controls the motor speed by converting the frequency and voltage of the power main's supply from fixed to variable values. This is the most efficient means of varying the fixed speed of an induction motor, since other methods involve great power losses or great investments. The acquisition of Gresham Power will diversify the Company's product line, provide greater access to the United Kingdom and European markets, and strengthen Digital Power's engineering and technical resources.

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

Customers

        Digital Power's products are sold domestically and in Canada through a network of 14 manufacturers' representatives. Digital Power also has 23 stocking distributors in the United States and Europe. In addition, the Company has formed strategic relationships with three of its customers to private label its products. Digital Power's customers can generally be grouped into three broad industries, consisting of the computer, telecommunication, and instrument industries. The Company has a current base of over 150 active customers, including companies such as Ascend Communications, Telex, Dot Hill, Motorola, Stanford Telecommunications, Extreme Networks, Foundry Networks, JDS Uniphase, Ericsson, British Telecom and Lucent.

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

        The Company intends to continue its sales primarily to existing customers while simultaneously targeting sales primarily to new customers. The Company believes that its "flexibility" concept allows customers a unique choice between its products and products offered by other power supply competitors. OEMs have typically had to settle for a standard power supply product with output voltages and other features predetermined by the manufacturer.
Alternatively, if the OEM's product required a different set of power supply parameters, the OEM was forced to design this modification in-house, or pay a power supply manufacturer for a custom product. Since custom-designed power supplies are development-intensive and require a great deal of time to design, develop, and manufacture, only OEMs with significant volume requirements can economically justify the expense and delay associated with their production. Furthermore, since virtually every power conversion product intended for use in commercial applications requires certain independent safety agency testing at considerable expense, such as by Underwriters Laboratories, an additional barrier is presented to the smaller OEM. By offering the OEM customer a new choice with Digital Power "flexibility" series, the Company believes it has an advantage over its competitors. The Company's "flexibility" series is designed around a standardized power platform, but allows the customer to specify output voltages tailored to its exact requirements within specific parameters. Furthermore, OEMs are seeking power supplies with greater power density. Digital Power's strategy in responding to this demand has been to offer increasingly smaller power supply units or packages.

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

        Other than certain fabricated parts such as printed circuit boards and sheet metal chassis which are readily available from many suppliers, the Company uses no custom components. Typically, two suppliers are qualified for every component, with the exception being one line transformer manufactured by Spitznagel. This transformer is designed into one of the Company's products, which accounted for less than 10% of the Company's total sales in 1999.

Manufacturing Strategy

        Consistent with its product flexibility strategy, the Company aims to maintain a high degree of flexibility in its manufacturing processes in order to respond to rapidly changing market conditions. With few exceptions, the competitive nature of the power supply industry has placed continual downward pressure on selling prices. In order to achieve low cost manufacturing with a labor-intensive product, manufacturers have the option of automating much of the labor out of their product, or producing their product in a low labor cost environment. Given the high fixed costs of automation and the resistance this places on making major product changes, Digital Power believes that its flexible manufacturing strategy is best achieved through a highly variable cost of operation. In 1986, the Company established a wholly-owned subsidiary in Guadalajara, Mexico to assemble its products. This manufacturing facility performs materials management, sub-assembly, final assembly, and test functions for the majority of the Company's power supply products. Currently, almost all of the Company's manufacturing, including its value-added services, is done at a 16,000 square foot facility operated by the Company's wholly-owned subsidiary, Poder Digital, S.A. de C.V., located in Guadalajara, Mexico. In addition, Digital Power has entered into an agreement with Fortron/Source Corp. to manufacture Digital Power's products at a facility located in China on a turnkey basis. Purchases from Fortron/Source will be made pursuant to purchase orders and the agreement may be terminated upon 120 days notice. The Company is manufacturing approximately 20% of its product requirements through Fortron/Source and expects to increase these production levels due to cost advantages achieved through Chinese procurement. The Company believes that the facility in China complements its manufacturing facility in Guadalajara, Mexico since the facility in China allows the Company to produce power supplies with sufficient lead time at lower costs, while the Guadalajara facility will continue to manufacture power supplies that need a quick turnaround or modification.

Sales, Marketing and Customers

        During 1999, the Company had revenues of $15,354,018 and net income of $27,191 compared to revenues of $18,733,470 and a net loss of $(570,588) during fiscal year 1998.

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

        In certain territories, the Company has entered into agreements with 23 stocking distributors who buy and resell the Company's products. For the fiscal years ended December 31, 1999 and 1998, distributor sales accounted for 31.6% and 29.1%, respectively, of the Company's total sales. Over this same period, one distributor accounted for 11.5% and 13.1%, respectively, of total sales. In addition, international sales through stocking distributors accounted for less than 5% of the Company's sales. In general, the agreements with stocking distributors are subject to annual renewal and may be terminated upon 90 days' written notice. Although these agreements may be terminated by either party in the event a stocking distributor decides to terminate its agreement with the Company, the Company believes that it would be able to continue the sale of its products through direct sales to the customers of the stocking distributor.
Further, and in general, stocking distributors are eligible to return 25% of their previous six-months' sales for stock rotation. For the past three years, stock rotations have not exceeded one percent of total sales.

        The Company has also entered into agreements with three private label customers who buy and resell the Company's products. Under these agreements, the Company sells its products to the private label company who then resells the products with its label to its customers. The Company believes that these private label agreements expand its market by offering the customer a second source for the Company's products. The private label agreements may be terminated by either party. Further, the private label agreement requires that any product subject to a private label be available for five years. For the years ended December 31, 1999 and 1998, private label sales accounted for 3.7% and 8.2%, respectively, of total sales.

        The Company's promotional efforts to date have included product data sheets, feature articles in trade periodicals, and trade shows. The Company's future promotional activities will likely include space advertising in industry-specific publications, a full-line product catalog, application notes, and direct mail to an industry-specific mail list.

        The Company's products are warranted to be free of defects for a period ranging from one to two years from date of shipment. No significant warranty returns were experienced in either 1999 or 1998. As of December 31, 1999, the Company's warranty reserve was $212,782.

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

Research and Development

        The Company's research and development efforts are primarily directed toward the development of new standard power supply platforms which may be readily modified to provide a broad array of individual models. Improvements are constantly sought in power density, modifiability, and efficiency, while the Company attempts to anticipate changing market demands for increased functionality, such as PFC and improved EMI filtering. Internal research is supplemented through the utilization of consultants who specialize in various areas, including component and materials engineering and electromagnetic design enhancements to improve efficiency, while reducing the cost and size of the Company's products. Product development is performed at Digital Power's headquarters in California by three engineers who are supported and assisted by five technicians. The Company's total expenditures for research and development were $952,690 and $1,397,816 for the years ended December 31, 1999 and 1998, respectively, and represented 6.20% and 7.46% of the Company's total revenues for the corresponding periods.

Employees

        As of December 31, 1999, the Company had approximately 285 full-time employees, with 210 of these employed at its wholly-owned subsidiary Poder Digital located in Guadalajara, Mexico, and 50 employed by Gresham Power. The employees of Digital Power's Mexican operation are members of a national labor union, as are most employees of Mexican companies. The Company has not experienced any work stoppages at either of its facilities and believes its employee relations are good.

Guadalajara, Mexico Facility and Foreign Currency Fluctuations

        The Company produces substantially all of its products at its 16,000 square foot facility located in Guadalajara, Mexico. The products are then delivered to Fremont, California for testing and distribution. The Company believes that it has a good working relationship with its employees in Guadalajara, Mexico and has recently signed a five-year contract with the union representing the employees. In 1997, the Company entered into a "turnkey" manufacturing contract with a manufacturer located in China to produce its products in an attempt to reduce its dependence on its Mexican facility. At this time the purchase of products from the manufacturer located in China accounts for approximately 20% of revenues and requires advance scheduling which affects the Company's ability to produce products quickly. However, if the Company's revenues grow as anticipated, the Company intends to manufacture more of its products utilizing the Chinese manufacturer. In the event that there is an unforeseen disruption at the Guadalajara production plant or with the Chinese manufacturer, such disruption may have an adverse effect on the Company's ability to deliver its products and may adversely affect the Company's financial operations.

        Further,  the  Guadalajara,   Mexico  facility  conducts  its  financial
operations using the Mexican peso and Gresham Power conducts its financial operation using the United Kingdom pound. Therefore, due to financial conditions beyond the control of the Company, the Company is subject to monetary fluctuations between the U.S. dollar, Mexican peso, and United Kingdom pound. During fiscal 1999, the Company lost $6,236 as a result of currency fluctuations.

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

Customer Concentration

        Traditionally, the Company has relied on a limited number of customers for growth and increase in sales. For the fiscal year ended December 31, 1998, one OEM accounted for 13% of the Company's total revenues. For the year ended December 31, 1999, one OEM customer accounted for 11.0% of the Company's total revenue. The loss of any major OEM customers may have an adverse effect on the Company's revenues.

$3 Million Credit Facility

        The Company has entered into a $3 million credit facility with San Jose National Bank. As of December 31, 1999, approximately $940,000 was outstanding. The credit facility bears interest based upon the lender's prime rate, is due September 15, 2000, and is secured by all of the Company's assets. Under terms of the loan agreement, the Company is in compliance with covenants requiring that the Company be profitable three of four quarters and maintain certain debt to tangible net worth ratios. Gresham Power also has a credit facility of $800,000 of which none was outstanding at December 31, 1999.

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

Dependence on Guadalajara, Mexico Facility; Foreign Currency Fluctuations

        The Company produces substantially all of its products at its facility located in Guadalajara, Mexico. The products are then delivered to Fremont, California for testing and distribution. The Company believes that it has a good working relationship with its employees in Guadalajara, Mexico and has signed a five-year contract with the union representing the employees. The Company has also entered into a "turnkey" manufacturing contract with a manufacturer located in China to produce its products in an attempt to reduce its dependence on its Mexican facility. At this time the purchase of products from the manufacturer located in China accounts for approximately 20% of revenues and requires advance scheduling which affects the Company's ability to produce products quickly. However, the Company may manufacture more of its products utilizing the Chinese manufacturer. In the event that there is an unforeseen disruption at the Guadalajara production plant or with the Chinese manufacturer, such disruption may have an adverse effect on the Company's ability to deliver its products and may adversely affect the Company's financial operations.

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

Item 2.  Description of Properties.

        The Company's headquarters are located in approximately 9,500 square feet of leased office, research and development space in Fremont, California. The Company pays $6,653 per month, subject to adjustment, and the lease expires on January 31, 2001. The Company's manufacturing facility is located in 16,000 square feet of leased space in Guadalajara, Mexico. The Company pays approximately $4,583 per month, subject to adjustment, and the lease expires in February 2001. Gresham Power leases approximately 25,000 square feet for its location in Salisbury, England. Gresham Power pays rent of approximately (pound)17,500 per quarter, and the lease will expire September 26, 2009. The Company believes that its existing facilities are adequate for the foreseeable future and has no plans to expand them.

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

     In connection with litigation involving KDK Electronics and the Company, on September 3, 1998, the Company entered into a Technology Transfer Agreement with KDK Electronics. Under the terms of the Technology Transfer Agreement, the Company acquired from KDK Electronics the technology and right to sell in the future products that may be derived under the 1987 licensing agreement, as amended, between KDK Electronics and the Company. For the acquisition of the technology and future sales rights and settlement of litigation, the Company issued 35,000 shares of its common stock valued at $60,156 and will pay $150,000 in monthly payments, beginning in October 1998.

     On February 12, 1999, the Company settled the lawsuit with Mr. Valencia. Under the terms of the settlement, the Company paid Mr. Valencia $16,110 and provided Mr. Valencia employment for six months at the hourly rate of $18.50, 40 hours per week. Mr Valencia's term of employment ended on August 13, 1999. In connection with the settlement, Mr. Valencia dismissed his claim with prejudice.

Item 4.  Submission of Matters to a Vote of Security Holders.

        None

                                     PART II

Item 5.  Market for Common Equity and related Stockholder Matters.

(a)     Comparative Market Prices

     Digital Power's Common Stock is listed and traded on the American Stock Exchange ("AMEX") under the symbol DPW. Previously, Digital Power had Redeemable Common Stock Purchase Warrants which were listed and traded on the AMEX under the symbol DPW+. Under the terms of the Warrants, the Warrants expired on December 16, 1999. Information regarding the Warrants are for historical purpose only. The following tables set forth the high and low closing sale prices, as reported by AMEX, for Digital Power's Common Stock and Warrants for the prior two fiscal years.

                                         Common Stock

Period                                             Low           High

Quarter ending December 31, 1999                  $1.25          $1.94
Quarter ending September 30, 1999                 $1.50          $2.06
Quarter ending June 30, 1999                      $1.38          $2.06
Quarter ending March 31, 1999                     $1.31          $2.38

                                         Common Stock

Period                                             Low           High

Quarter ending December 31, 1998                  $1.38          $2.94
Quarter ending September 30, 1998                 $1.63          $5.44
Quarter ending June 30, 1998                      $4.25          $6.69
Quarter ending March 31, 1998                     $5.75          $7.00


                         Redeemable Common Stock Purchase Warrants(1)

Period                                             Low           High

Quarter ending December 31, 1999                  $ .00          $ .06
Quarter ending September 30, 1999                 $ .06          $ .19
Quarter ending June 30, 1999                      $ .06          $ .19
Quarter ending March 31, 1999                     $ .25          $ .32

Quarter ending December 31, 1998                  $ .13          $ .63
Quarter ending September 30, 1998                 $ .25          $ .94
Quarter ending June 30, 1998                      $ .75          $2.19
Quarter ending March 31, 1998                     $1.00          $2.25

(1) Under the terms of the Warrants, the Warrants expired on December 16, 2000.

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

Results of Operations

        The table below sets forth certain statements of operations data as a percentage of revenues for the years ended December 31, 1999 and 1998.

                                                   Years Ended December 31,
                                                   ------------------------
                                                     1999             1998
                                                     ----             ----

Revenues                                             100.00          100.00

Cost of goods sold                                    73.45           78.89
                                                  ---------       ---------
Gross margin                                          26.55           21.11

Selling, general and administrative                   18.26           16.73

Research and development                               6.20            7.46
                                                  ---------       ---------
Total operating expense                               24.46           24.19
                                                  ---------       ---------
Operating income                                       2.09           (3.08)

Net interest expense                                   1.07            1.14

Translation loss                                        .04             .20
                                                  ---------       ---------
Income (Loss) before income taxes                       .98           (4.42)

Provision (Benefit) for income taxes                    .80           (1.37)
                                                  ---------       ---------
Net (Loss) Income                                       .18%          (3.05)%
                                                  =========       =========


        The following discussion and analysis should be read in connection with the Company's Consolidated Financial Statements and the notes thereto and other financial information included elsewhere in this report.

Year Ended December 31, 1999, Compared to Year Ended December 31, 1998

Revenues

        Revenues for the fiscal year ended December 31, 1999, were $15,354,018, which represented a decrease of $3,379,452, or approximately 18%, from revenues of $18,733,470 for the year ended December 31, 1998. This decrease in total revenues includes a 8% decrease in revenues of $532,424 from Gresham Power with revenues of $7,002,041 and $6,469,617 for the fiscal years ended December 31, 1998 and 1999. The decrease in revenues was due primarily to a reduction in sales and marketing efforts and a re-allocation of these resources to new product development initiatives in the U.S.

Gross Margin

        Gross margins were 26.55% for the year ended December 31, 1999, compared to 21.11% for the fiscal year ended December 31, 1998. This increase in gross margins can be primarily attributed to aggressive cost containment measures initiated by the Company including headcount reductions in the U.S. and Mexico, and a 10% salary and wage reduction which affected all of its U.S. employees.

Selling, General and Administrative

        Total selling, general and administrative expenses decreased by $330,628 to $2,803,493 for the year ended December 31, 1999, from $3,134,121 for the fiscal year ended December 31, 1998, primarily due to reduced U.S. payroll related expenses and commissionable sales. Gresham Power selling, general and administrative expenses increased $349,015 from $1,289,006 in 1998 to $1,638,021 for the fiscal year ended December 31, 1999, primarily due to the hiring of a full time sales manager responsible for the sales and distribution of Digital Power designs and products in the U.K. and Europe, with related increased travel, trade show expense and advertising.

Research and Development

        Research and development expenses were $952,690 for the year ended December 31, 1999, as compared to $1,397,816 for the year ended December 31, 1998. Of the $445,126 decrease, $2,390 is attributed to Gresham Power. The other additional decrease can be primarily attributed to the 1998 settlement of litigation involving KDK Electronics, with no comparable expense in 1999.

Interest Expense

        Net interest expense was $147,408 for the year ended December 31, 1999, compared to $220,894 for the year ended December 31, 1998. This decrease in interest expense is primarily due to reduced borrowings on the Company line of credit which was reduced from $1,590,000 at the end of 1998, to $940,000 at the end of 1999, paid by cash savings from the 1996 IPO.

Translation Loss

        The primary currency of the Company's subsidiary, Poder Digital, is the Mexican peso and for Gresham Power, the United Kingdom pound. During 1999, the
Company experienced a translation loss of $6,236 primarily related to Poder Digital's operations using Mexican pesos, compared with a translation loss of $37,771 in 1998.

Income (Loss) Before Income Taxes

        The Company income before income taxes increased $978,779 to a $150,191 income before income taxes during 1999 from a loss before income taxes of $(828,588) during 1998. Gresham Power contributed $314,003 income before income taxes in 1999, and $237,603 income before income taxes in 1998. This increase was due primarily to the improvement in gross margins which resulted from the cost containment initiatives, as discussed in the gross margin section.

Income Tax

        For the year ended December 31, 1999, the Company had an income tax expense of $123,000 compared to a tax benefit of $258,000 due to its 1998 net loss for the year ended December 31, 1998. Gresham Power income tax expense was $120,983 in 1999 and $120,983 in 1998.

Net Income (Loss)

        The Company net income increased $597,779 to a net income of $27,191 in 1999 from a net loss of $(570,588) in 1998. Gresham Power net income was $171,003 in 1999 compared to net income of $116,620 in 1998.

        The Company does not believe that its business is seasonal.

Liquidity And Capital Resources

        Through December 31, 1999, the Company funded its operations primarily through revenues generated from operations, and bank borrowings. As of December 31, 1999, the Company had cash and cash equivalents of $824,708 and working capital of $5,367,917. This compares with cash and cash equivalents of $867,607 and working capital of $5,001,316 at December 31, 1998. The increase in working capital for the year ended December 31, 1999, is primarily due to the Company's income and reduction of debt. Cash provided by operating activities for the Company totaled $1,728,208 and $10,066 for the year ended December 31, 1999 and 1998 respectively. Cash used in investing activities of $161,896 during 1999 consisted primarily of expenditures for the purchase of production and testing equipment. During 1998, cash used in investing activities amounted to $3,500,586 primarily from the purchase of the assets of Gresham Power. For the year ended December 31, 1999, cash used in financing activities included payments of $1,524,302 on borrowings. During the year ended December 31, 1998, cash provided by financing activities included proceeds from borrowings of $2,366,846 and proceeds of $95,350 from the exercise of warrants and stock options, offset by payments of $300,504 on borrowings.

        The Company was a guarantor of a $500,000 term loan granted to the Company's employee stock ownership plan ("ESOP"). The balance outstanding of $184,919 related to this term loan is included in the total amount of the Company's bank borrowings as of December 31, 1998. The loan was paid during 1999, and bore interest at 8.5% per annum. Proceeds from the loan were used to acquire the Company's common stock by the ESOP. Principal and interest on the loan was paid by the ESOP through contributions made by the Company to the ESOP in the amount of approximately $8,852 per month. This amount has been a monthly charge to expense.

Year 2000 Compliance

        The Year 2000 problem arises when computer programs have been written having two digits rather than four to define the applicable year. As a result, date-sensitive software and/or hardware may recognize a date having 00 as the year 1900 rather than the year 2000. This could result in a system failure or other disruption of operations and impede normal business activities.

        The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to Digital Power's financial position. The estimated total cost of the Year 2000 project was approximately $10,000 which was expensed as incurred. In addition, Gresham Power purchased hardware and software upgrades for approximately $150,000 that were capitalized.

        Digital Power completed all phases of its Year 2000 compliance project and as of March 31, 2000, Digital Power has not encountered any material Year 2000 problems.

        Although Digital Power's Year 2000 rollover did not present any material business disruption, there are some remaining Year 2000 related risks, including risks due to the fact that the Year 2000 is a leap year. Management believes that appropriate actions have been taken to address these remaining Year 2000 issues and contingency plans are in place to minimize the financial impact to Digital Power. Management, however, cannot be certain that Year 2000 issues affecting customers, suppliers or service provides of Digital Power will not have a material adverse impact on Digital Power.

Impact of Recently Issued Standards

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," (FASB133). FASB133 requires that an entity recognize all derivatives as assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement was amended by Statement of Financial Accounting Standards No. 137, issued in June 1999, such that it is effective for the Company's financial statements for the year ending December 31, 2001. The Company does not believe the adoption of FASB133 will have a material impact on assets, liabilities or equity. The Company has not yet determined the impact of FASB133 on the income statement or the impact on comprehensive income.

Item 7.  Financial Statements.

        The financial statements of the Company, including the notes thereto and report of the independent auditors thereon, are attached hereto as exhibits as page numbers F-1 through F-23.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act of the Registrant.

        The bylaws of Digital Power currently sets the number of directors constituting the entire board to be five (5), each to serve until the next Annual Meeting and until his successor shall be elected and qualified or until his earlier death, resignation, or removal. There are no family relationships between any of the directors and executive officers of Digital Power. The following table sets forth all the directors and executive officers of Digital Power and certain information with respect to those persons as of December 31, 1999.


                                 Directors, Executive Officers and Background For the Past
Name                     Age     Five Years
----                     ---     ---------------------------------------------------------

Robert O. Smith          55      Chief Executive Officer and Director since 1989 and President since

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


Chris Schofield          43      Managing Director of Digital Power Limited since January 1998.
                                 Director and General Manager of Gresham Power Group from 1995 to 1998.  From 1988 to 1995, Director of United Kingdom
                                 Operations of the Oxford Instruments Group.


Thomas W. O'Neil, Jr.    70      Director since 1991.  Certified Public Accountant and Partner since
                                 1991 of Schultze, Wallace and O'Neil, CPAs. Retired as Partner,
                                 from 1955 to 1991, of KPMG Peat Marwick. Director of California
                                 Exposition and State Fair; Director of Regional Credit Association;
                                 Director of Alternative Technology Resources, Inc.  Graduate of St.
                                 Mary's College and member of the St. Mary's College Board of
                                 Regents.


                                 Directors, Executive Officers and Background For the Past
Name                     Age     Five Years
----                     ---     ---------------------------------------------------------

Scott C. McDonald        46      Director since May 1998.  Chief Financial and Administrative
                                 Officer of Conxion Corporation since December 1999.  Director of
                                 Castelle Incorporated since April 1999.  Director of Octant
                                 Technologies, Inc. since April 1998.  From November 1996 to May
                                 1998, director of CIDCO Incorporated, a communications and information delivery company.  From October 1993 to January 1997,
                                 Executive Vice President, Chief Operating and Financial Officer of
                                 CIDCO.  From March 1993 to September 1993, President, Chief
                                 Operating and Financial Officer of PSI Integration, Inc.  From
                                 February 1989 to February 1993, Chief Financial Officer and Vice
                                 President, Finance of Administration of Integrated System, Inc.
                                 Received B.S. in Accounting from The University of Akron and
                                 M.B.A. from Golden Gate University.

Robert J. Boschert       63      Business consultant for small high-growth technology companies.
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

Philip G. Swany          50      Mr. Swany joined the Company as its Controller in 1981.  In
                                 February 1992, he left the Company to serve as the Controller for
                                 Crystal Graphics, Inc., a 3-D graphics software development company.  In September 1995, Mr. Swany returned to the
                                 Company where he was made Vice President-Finance.  In May
                                 1996, he was named Chief Financial Officer and Secretary of the
                                 Company.  Mr. Swany received a B.S. degree in Business
                                 Administration - Accounting from Menlo College, and attended graduate courses in business administration at the University of
                                 Colorado.



Committees of the Board; Meetings and Attendance

        The Board has an Audit Committee and a Compensation Committee. The Audit Committee currently consists of Messrs. McDonald and O'Neil, and the Compensation Committee consists of Messrs. Boschert and McDonald. The Board does not have a Nominating Committee. The primary functions of the Audit Committee are to review the scope and results of audits by the Company's independent auditors, the Company's internal accounting controls, the non-audit services performed by the independent accountants, and the cost of accounting services. The Compensation Committee administers the Company's 1996 Stock Option Plan and the Company's 1998 Stock Option Plan upon its adoption and approves compensation, remuneration, and incentive arrangements for officers and employees of the Company.

     The Board met three times during 1999, and the Audit Committee and the Compensation Committee each met one time during 1999. Each director attended at least seventy-five percent of the meetings of the Board and of the committees upon which he served except for Mr. Boschert who attended 66 2/3% of the meetings and Mr. Schofield who attended 33 1/3% of the meetings.

Compensation of Directors

     Non-employee directors receive $10,000 per annum paid quarterly and options to purchase 10,000 shares of Common Stock.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires Digital Power's directors, executive officers, and persons who own more than 10% of Digital Power's outstanding Common Stock to file reports of ownership and changes in ownership with the SEC. Directors, executive officers, and shareholders of more the 10% of Digital Power's Common Stock are required by SEC regulations to furnish Digital Power with copies of the Section 16(a) forms they file.

     Based solely on a review of the copies of such forms furnished to Digital Power, or written representations that such filings were not required, Digital Power believes that, during the calendar year 1999, the directors and officers complied with the Section 16(a) filing requirements.

Item 10.  Executive Compensation.

     Executive officers are appointed by, and serve at the discretion of, the Board of Directors. Except for Robert O. Smith, the Company's President and Chief Executive Officer, the Company has no employment agreements with any of its executive officers. The following table sets forth the compensation of the Company's President and Chief Executive Officer during the past three years. No other officer received annual compensation in excess of $100,000 during the 1999 fiscal year.


                           SUMMARY COMPENSATION TABLE

                                                                                      Long Term Compensation

                                     Annual Compensation                       Awards                    Payouts
                             -----------------------------------   -------------------------------    -------------
                                                                      Restricted      Securities          LTIP      All Other
Name and                                       Other Annual              Stock        Underlying         Payouts    Compensa-
Principal Position    Year        Salary     Compensation ($)        Award(s) ($)     Options (#)          ($)         tion
----------------------------------------------------------------   -------------------------------    --------------------------
Robert O. Smith       1999     $134,038(1)          $0                    $0           100,000(2)          $0           $0
President and CEO     1998     $141,912(1)          $0                    $0           100,000(3)          $0           $0
                      1997     $150,000             $0                    $0           100,000(4)          $0           $0
--------------------------------------------------------------------------------------------------------------------------------

(1) Pursuant to Mr. Smith's employment contract, during 1999, Mr. Smith was entitled to receive $200,000 per annum and during 1998, was entitled to receive $175,000 per annum. Due to the financial condition of the Company, Mr. Smith only received $134,038 and $141,912 during 1999 and 1998, respectively.

(2) Represents options to acquire 100,000 shares of common stock at $1.875 per share.

(3) Pursuant to his employment contract, in January 1998, Mr. Smith received options to acquire 100,000 shares of Common Stock at $6.69 per share. These options expire in January 2008. On November 5, 1998, these options were repriced to an exercise price of $2.31 per share.

(4) Pursuant to his employment contract, in January 1997, Mr. Smith received options to acquire 100,000 shares of Common Stock at $5.4375 per share. These options expire in January 2007. On November 5, 1998, these options were repriced to an exercise price of $2.31 per share

        On March 1, 2000, the Company and Mr. Smith entered into an employment contract effective January 1, 2000. The term of the employment agreement is for one year subject to annual renewal. Under the terms of Mr. Smith's employment contract, Mr. Smith shall serve as President and Chief Executive Officer of the Company and his salary shall be $200,000 per annum and be entitled to bonuses as determined by the Board. In addition, he shall have the right to receive on the first business day of each January during the term of his contract options to acquire 100,000 shares of Common Stock at the lower of market value as of such date or the average closing price for the first six months of each year of his contract. Pursuant to Mr. Smith's employment contract, in the event there is a change in control of the Company, Mr. Smith shall be entitled to receive in one payment, the sum of six (6) times his annual base salary. If Mr. Smith's employment agreement is not renewed or he is terminated without cause, Mr. Smith will be entitled to three times his annual base salary.

        The following table sets forth the options granted to Mr. Smith during the past fiscal year.



                        OPTION GRANTS IN LAST FISCAL YEAR


                                Individual Grants
                      ---------------------------------------------------------------------------------------
                                                    % of Total Options
                          Number of Securities          Granted to           Exercise or
                           Underlying Options       Employees in Fiscal      Base Price       Expiration
         Name                  Granted (#)                 Year                ($/Sh)            Date
-------------------------------------------------------------------------------------------------------------
Robert O. Smith                  100,000                  54.98%               $1.875        January 2009


        The following table sets forth Mr. Smith's fiscal year end option values. No options were exercised by Mr. Smith during 1999.



                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                                              Value of
                                                                      Number of           Unexercised In-
                                                                 Unexercised Options     the-Money Options
                                                                    at FY-End (#)         at FY-End ($)(1)

                       Shares Acquired                               Exercisable/           Exercisable/
       Name            on Exercise (#)     Value Realized ($)       Unexercisable          Unexercisable
--------------------------------------------------------------------------------------------------------------
Robert O. Smith             None                  None            386,900 Exercisable       $81,469 Exercisable


(1) Market price at December 31, 1999, for a share of common stock was $1.4375.

Stock Plans

        Employee Stock Purchase Plan. The Company has adopted an Employee Stock Ownership Plan ("ESOP") in conformity with ERISA requirements. As of December 31, 1999, the ESOP owns, in the aggregate, 167,504 shares of the Company's Common Stock. In June 1996, the ESOP entered into a $500,000 loan with San Jose National bank to finance the purchase of shares. The Company guaranteed the repayment of the loan, and Company contributions to the ESOP were used to pay off the loan by the end of 1999. All employees of the Company participate in the ESOP on the basis of level of compensation and length of service. Participation in the ESOP is subject to vesting over a six-year period. The shares of the Company's Common Stock owned by the ESOP are voted by the ESOP trustees. Mr. Smith, President and Chief Executive Officer of the Company, is one of two trustees of the ESOP.

        1998 and 1996 Stock Option Plans

        The Company has established the 1998 and 1996 Stock Option Plans (the "Plans"). The purposes of the Plans are to encourage stock ownership by employees, officers, and directors of the Company to give them a greater personal interest in the success of the business and to provide an added incentive to continue to advance in their employment by or service to the Company. A total of 753,000 options are authorized to be issued under the Plans, of which 647,980 options have been issued. The Plans provide for the grant of either incentive or non-statutory stock options. The exercise price of any incentive stock option granted under the Plans may not be less than 100% of the fair market value of the Common Stock of the Company on the date of grant. The fair market value for which an optionee may be granted incentive stock options in any calendar year may not exceed $100,000. Shares subject to options under the Plans may be purchased for cash. Unless otherwise provided by the Board, an option granted under the Plans is exercisable for ten years. The Plans are administered by the Compensation Committee which has discretion to determine optionees, the number of shares to be covered by each option, the exercise schedule, and other terms of the options. The Plans may be amended, suspended, or terminated by the Board but no such action may impair rights under a previously granted option. Each incentive stock option is exercisable, during the lifetime of the optionee, only so long as the optionee remains employed by the Company. No option is transferrable by the optionee other than by will or the laws of descent and distribution.

Other Stock Options

        The Company, as of December 31, 1999, has outstanding options to acquire 92,000 shares of Common Stock at $1.80 per share and options to acquire 86,900 shares of Common Stock at $.50 per share. These options were granted to employees in May 1993 and are now fully vested.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

        The following table sets forth, as of March 31, 2000, certain information with respect to the beneficial ownership of shares of Digital Power Common Stock by all shareholders known by Digital Power to be the beneficial owners of more than five percent of the outstanding shares of such Common Stock, all directors and executive officers of Digital Power individually, and all directors and all executive officers of Digital Power as a group. As of March 31, 2000, there were 2,804,435 shares of Common Stock outstanding.


                                             No. of Shares
                    Name                    Common Stock(1)           Percent
-------------------------------------------------------------------------------

Rhodora Finance Corporation Limited              183,464                 6.54%
80 Broad Street
Monrovia, Liberia


Digital Power - ESOP                             167,504                 5.97%
41920 Christy Street
Fremont, CA  94538


Thomas W. O'Neil, Jr.,                          75,600(2)                2.65%
Director


Robert O. Smith,                               765,904(3)               22.51%
Director and Chief Executive Officer


Chris Schofield,                                     -0-                 -0-
Managing Director, Digital Power Limited


Philip G. Swany,                                49,250(4)                1.73%
Chief Financial Officer


Scott C. McDonald,                              10,000(5)                *
Director


Robert J. Boschert,                             10,000(5)                *
Director


All directors and executive officers as a
group (6 persons)                              919,754(6)               24.7%
===============================================================================

*       Less than one percent.

(1) Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

(2) Includes 50,000 shares subject to options and warrants exercisable within 60 days.

(3) Includes 598,400 shares subject to options and warrants exercisable within 60 days. Also includes 167,504 owned by the Digital Power ESOP of which Mr. Smith is a trustee.

(4)  Represents 49,250 shares subject to options exercisable within 60 days.

(5) Includes 10,000 shares subject to options and warrants exercisable within 60 days.

(6) Includes 717,650 shares subject to options and warrants and exercisable within 60 days. Also includes 167,504 shares owned by the Digital Power ESOP of which Mr. Smith is a trustee and may be deemed a beneficial owner.

Item 12.  Certain Relationships and Related Transactions.

        None.

Item 13.  Exhibits and Reports on Form 8-K.

(a)     Exhibits

3.1     Amended and Restated Articles of Incorporation of Digital Power
        Corporation(1)
3.2     Amendment to Articles of Incorporation(1)
3.3     Bylaws of Digital Power Corporation(1)
4.1     Specimen Common Stock Certificate(2)
4.2     Specimen Warrant(1)
4.3     Representative's Warrant(1)
10.1    Revolving Credit Facility with San Jose National Bank(1)
10.2    KDK Contract(1)
10.3    Agreement with Fortron/Source Corp.(1)
10.4    Employment Agreement With Robert O. Smith(2)
10.5    1997 Stock Option Plan(1)
10.6    Gresham Power Asset Purchase Agreement(3)
10.7    1998 Stock Option Plan
10.8    Technology Transfer Agreement with KDK Electronics(4)
10.9    Loan Commitment and Letter Agreement(5)
10.10   Promissory Note(5)
10.11   Employment Agreement with Robert O. Smith
21.1 The Company's subsidiaries consist of Poder Digital S.A. de C.V., a corporation formed under the laws of Mexico, and Digital Power Limited, a corporation formed under the laws of the United Kingdom.
27.1    Financial Data Schedule


(1) Previously filed with the Commission on October 16, 1996, to the Company's Registration Statement on Form SB- 2.

(2) Previously filed with the Commission on December 3, 1996, to the Company's Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2.

(3) Previously filed with the Commission on February 2, 1998, to the Company's Form 8-K.

(4) Previously filed with the Commission with its Form 10-QSB for the quarter ended September 30, 1998.

(5) Previously filed with the Commission with its Form 10-KSB for the year ended December 31, 1998

(b)  Reports on Form 8-K

        None.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 2000                        DIGITAL POWER CORPORATION,
                                             a California Corporation


                                             /s/ Robert O. Smith
                                             Robert O. Smith,
                                             Chief Executive Officer

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                                Date


/s/ Robert O. Smith                                       April 14, 2000
Robert O. Smith, Chief Executive Officer
(Principal Executive Officer)


/s/ Philip G. Swany                                       April 14, 2000
Philip G. Swany, Chief Financial Officer
(Principal Accounting and
Financial Officer)


/s/ Robert J. Boschert                                    April 14, 2000
Robert J. Boschert, Director


/s/ Scott C. McDonald                                     April 14, 2000
Scott C. McDonald, Director


                                                          April 14, 2000
Thomas W. O'Neil, Jr., Director


/s/ Chris Schofield                                       April 14, 2000
Chris Schofield, Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                          PAGE

Independent Auditor's Report...............................................F-2

Consolidated Balance Sheet - December 31, 1999.............................F-3

Consolidated Statements of Operations - For the Years
     Ended December 31, 1999 and 1998......................................F-4

Consolidated Statement of Stockholders' Equity - For the Years Ended
    December 31, 1999 and 1998.............................................F-5

Consolidated Statements of Cash Flows - For the Years Ended
    December 31, 1999 and 1998.............................................F-6

Notes to Consolidated Financial Statements.................................F-8

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors
Digital Power Corporation and subsidiaries
Fremont, California


We have audited the accompanying consolidated balance sheet of Digital Power Corporation and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Power Corporation and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.



/s/HEIN + ASSOCIATES LLP

HEIN + ASSOCIATES LLP
Certified Public Accountants



Orange, California
March 15, 2000

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                  DECEMBER 31,
                                                                       1999
                                                                   ------------

                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                        $    824,708
  Accounts receivable - trade, net of allowance for
    doubtful accounts of $210,485                                     2,813,080
  Income tax refund receivable                                           70,988
  Other receivables                                                      99,875
  Inventories, net                                                    4,531,261
  Prepaid expenses and deposits                                          61,326
  Deferred income taxes                                                 360,136
                                                                   ------------
    Total current assets                                              8,761,374

PROPERTY AND EQUIPMENT, net                                           1,223,137
EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED, net of
  accumulated amortization of $289,926                                1,162,264
DEPOSITS                                                                 14,058
                                                                   ------------
TOTAL ASSETS                                                       $ 11,160,833
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable                                                    $    940,000
  Current portion of capital lease obligations                           43,646
  Accounts payable                                                    1,196,170
  Accrued liabilities                                                 1,213,641
                                                                   ------------
    Total current liabilities                                         3,393,457

CAPITAL LEASE OBLIGATIONS, less current portion                          80,825
OTHER LONG-TERM LIABILITIES                                              25,000
DEFERRED INCOME TAXES                                                     9,344
                                                                   ------------
    Total liabilities                                                 3,508,626

COMMITMENTS AND CONTINGENCIES (Notes 7 and 12)

STOCKHOLDERS' EQUITY:
  Preferred stock issuable in series, no par value,
    2,000,000 shares authorized, no shares issued and                         -
    outstanding.
  Common stock, no par value,  10,000,000 shares authorized,
    2,771,435 shares issued and outstanding                           9,012,679
  Additional paid-in capital                                            331,310
  Accumulated deficit                                                (1,832,337)
  Note receivable - stockholder                                         (52,200)
  Accumulated other comprehensive income                                192,755
                                                                   ------------
    Total stockholders' equity                                        7,652,207

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 11,160,833
                                                                   ============

See accompanying notes to these consolidated financial statements.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                FOR THE YEARS ENDED DECEMBER 31,
                                                -------------------------------
                                                    1999               1998
                                                ------------       ------------
REVENUES                                        $ 15,354,018       $ 18,733,470
COST OF GOODS SOLD                                11,277,170         14,778,103
                                                ------------       ------------
  Gross margin                                     4,076,848          3,955,367
                                                ------------       ------------
OPERATING EXPENSES:
  Research and development                           952,690          1,397,816
  Marketing and selling                            1,159,323          1,561,803
  General and administrative                       1,644,170          1,572,318
                                                ------------       ------------
    Total operating expenses                       3,756,183          4,531,937
                                                ------------       ------------
INCOME (LOSS) FROM OPERATIONS                        320,665           (576,570)
                                                ------------       ------------
OTHER INCOME (EXPENSE):
  Interest income                                     30,935             16,074
  Interest expense                                  (178,343)          (236,968)
  Translation loss                                    (6,236)           (37,771)
  Gain (loss) on disposal of assets                  (16,830)             6,647
                                                ------------       ------------
    Other income (expense)                          (170,474)          (252,018)
                                                ------------       ------------
INCOME (LOSS) BEFORE INCOME TAXES                    150,191           (828,588)

PROVISION FOR INCOME TAX (BENEFIT) EXPENSE           123,000           (258,000)
                                                ------------       ------------
NET INCOME (LOSS)                               $     27,191       $   (570,588)
                                                ============       ============
NET INCOME  (LOSS) PER COMMON SHARE:
  Basic net income (loss) per share             $        .01       $       (.21)
                                                ============       ============
  Diluted net income (loss) per share           $        .01       $       (.21)
                                                ============       ============

See accompanying notes to these consolidated financial statements.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 and 1998



                                                                                                            ACCUMULATED
                                                                                                               OTHER      TOTAL
                                        COMMON STOCK       ADDITIONAL                              NOTE       COMPRE-     STOCK-
                                  -----------------------   PAID-IN    ACCUMULATED     ESOP     RECEIVABLE-   HENSIVE     HOLDERS'
                                    SHARES       AMOUNT     CAPITAL      DEFICIT      SHARES    STOCKHOLDER   INCOME      EQUITY
                                  ---------   -----------  ---------  ------------  ----------  -----------  ---------  -----------

BALANCES, January 1, 1998         2,694,485   $ 8,856,489  $ 233,762  $ (1,288,940) $ (325,423) $         -  $ 196,828  $ 7,672,716

  Exercise of stock options          35,750        64,350          -             -           -            -          -       64,350
  Exercise of warrants                6,200        31,684       (684)            -           -            -          -       31,000
  Stock issued for legal
    settlement                       35,000        60,156          -             -           -            -          -       60,156
  Contribution to ESOP                    -             -          -             -     140,504            -          -      140,504
    Compensation recognized
      upon issuance of warrants           -             -     46,032             -           -            -          -       46,032
  Comprehensive loss:
    Net loss                              -             -          -      (570,588)          -            -          -            -
    Income tax benefit arising from
      the exercise of employee stock
      options                             -             -          -             -           -            -     38,366            -
    Foreign currency
      translation adjustment              -             -          -             -           -            -     36,234            -
    Total comprehensive loss              -             -          -                         -            -          -     (495,988)
                                  ---------   -----------  ---------  ------------  ----------  -----------  ---------  -----------
BALANCES, December 31, 1998       2,771,435     9,012,679    279,110    (1,859,528)   (184,919)           -    271,428    7,518,770

  Contribution to ESOP                    -             -          -             -     184,919            -          -      184,919
    Note receivable for common
     stock                                -             -     52,200             -           -      (52,200)         -            -
  Comprehensive income:
    Net income                            -             -          -        27,191                                                -
    Foreign currency
      translation adjustment              -             -          -             -           -            -    (78,673)           -
    Total comprehensive loss              -             -          -             -           -            -          -      (51,482)
                                  ---------   -----------  ---------  ------------  ----------  -----------  ---------  -----------
BALANCES, December 31, 1999       2,771,435   $ 9,012,679  $ 331,310  $ (1,832,337) $        -  $   (52,200) $ 192,755  $ 7,652,207
                                  =========   ===========  =========  ============  ==========  ===========  =========  ===========



See accompanying notes to these consolidated financial statements.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        FOR THE YEARS ENDED
                                                            DECEMBER 31,
                                                     --------------------------
                                                         1999          1998
                                                     -----------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $    27,191   $   (570,588)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
    Depreciation and amortization                        500,691        423,655
    (Gain) loss on disposal of assets                     16,830         (6,647)
    Deferred income taxes                                  8,813       (287,927)
    Warranty expense                                    (110,000)       140,000
    Inventory reserve                                     30,000        230,000
    Contribution to ESOP                                 184,919        140,504
    Bad debt expense                                      35,547         50,000
    Compensation cost recognized upon
      issuance of warrants                                     -         46,033
    Income tax benefit related to exercise
      of stock options                                         -         38,366
    Foreign currency translation adjustment                6,236         37,771
    Stock issued for legal settlement                          -         60,156
  Changes in operating assets and liabilities:
    Accounts receivable                                  711,411        614,453
    Income tax refund receivable                         321,658       (392,646)
    Other receivables                                      3,167        173,507
    Inventories                                          303,259        434,597
    Prepaid expenses and deposits                         (6,062)        73,986
    Other assets                                          26,733        (23,531)
    Accounts payable                                     (50,685)    (1,950,562)
    Accrued liabilities                                 (271,457)       743,896
    Other long-term liabilities                          (10,043)        35,043
                                                     -----------   ------------
      Net cash provided by operating activities        1,728,208         10,066
                                                     -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of Gresham Power Electronics                   -     (3,370,293)
    Purchase of property and equipment                  (168,042)      (156,707)
    Proceeds from sale of assets                           6,146         26,414
                                                     -----------    -----------
      Net cash used in investing activities             (161,896)    (3,500,586)
                                                     -----------    -----------

                                  (Continued)

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)


                                                        FOR THE YEARS ENDED
                                                            DECEMBER 31,
                                                     --------------------------
                                                         1999          1998
                                                     -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options
    and warrants                                               -         95,350
  Principal payments on long-term debt                  (184,919)      (140,504)
  Principal payments on capital lease
    obligations                                          (72,537)        (7,310)
  Proceeds from notes payable                                  -      2,366,846
  Principal payments on notes payable                 (1,266,846)      (160,000)
                                                     -----------   ------------
    Net cash provided by (used in) financing
      activities                                      (1,524,302)     2,154,382
                                                     -----------   ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                  (84,909)        (1,537)
                                                     -----------   ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                (42,899)    (1,337,675)

CASH AND CASH EQUIVALENTS, beginning of period           867,607      2,205,282
                                                     -----------   ------------
CASH AND CASH EQUIVALENTS, end of period             $   824,708   $    867,607
                                                     ===========   ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash payments for:
    Interest                                         $   277,935   $    233,982
                                                     ===========   ============
    Income taxes                                     $   117,494   $    289,872
                                                     ===========   ============
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Acquisition of equipment through capital leases    $    19,720   $    166,396
                                                     ===========   ============

See accompanying notes to these consolidated financial statements.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND NATURE OF OPERATIONS:

     Digital Power Corporation ("DPC"), a California corporation, and its wholly owned subsidiaries, Poder Digital, S.A. de C.V. ("PD"), located in Guadalajara, Mexico, and Digital Power Limited ("DPL"), located in the United Kingdom, are engaged in the design, manufacture and sale of switching power supplies. DPC, PD, and DPL are collectively referred to as the "Company".


2.   SIGNIFICANT ACCOUNTING POLICIES:

     Principles of Consolidation - The consolidated financial statements include the accounts of DPC and its wholly owned subsidiaries, PD and DPL. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Statements of Cash Flows - For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market.

     Property and Equipment - Property and equipment are stated at cost. Depreciation of equipment and furniture is calculated using the straight-line method over the estimated useful lives (ranging from 5 to 10 years) of the respective assets. Leasehold improvements are amortized over the shorter of their estimated useful life or the term of the lease. The cost of normal maintenance and repairs is charged to operations as incurred. Material expenditures that increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of fixed assets sold, or otherwise disposed of, and the related accumulated depreciation or amortization are removed from the accounts, and any resulting gains or losses are reflected in current operations.

     Excess of Purchase Price Over Net Assets Acquired - Excess of purchase price over net assets acquired ("Goodwill") represents the purchase price in excess of the fair value of the net assets of the acquired business and is being amortized using the straight-line method over its estimated useful life of ten years.

     Income Taxes - The Company accounts for income taxes under the liability method which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Revenue Recognition - Sales revenue is recognized when the products are shipped to customers, including distributors. Customers receive a one or two-year product warranty and certain sales to distributors are subject to a limited right of return. At the same time sales revenue is recognized, the Company provides a reserve for estimated warranty costs and a reserve for estimated product returns.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Research and Development Costs - Research and development costs are charged to operations in the period incurred.

     Foreign Currency Translation - Gains and losses from the effects of exchange rate fluctuations on transactions denominated in foreign currencies are included in the results of operations. Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. The resulting translation adjustment for DPL is recorded as a component of accumulated other comprehensive income, a component of stockholders equity. Because PD operates in a country with a highly inflationary economy, any translation adjustment related to PD is included in the results of operations.

     Earnings Per Share - Basic earnings per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common stock equivalents for the year ended December 31, 1998 were anti-dilutive and excluded from the earnings per share computation.

     Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     The Company's consolidated financial statements are based upon a number of significant estimates, including the allowance for doubtful accounts, technological obsolescence of inventories, the estimated useful lives selected for property and equipment and goodwill, realizability of deferred tax assets, allowance for sales returns, and warranty reserve. Due to the uncertainties inherent in the estimation process, it is at least reasonably possible that these estimates will be further revised in the near term and such revisions could be material.

     Impairment of Long-Lived Assets - In the event that facts and circumstances indicate that the cost of long lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

     Stock Based Compensation - The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB25) and related interpretations in accounting for its employee stock options. In accordance with FASB Statement No. 123 "Accounting for Stock-Based Compensation" (FASB123), the Company will disclose the impact of adopting the fair value accounting of employee stock options. Transactions in equity instruments with non-employees for goods or services have been accounted for using the fair value method as prescribed by FASB123.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Concentrations of Credit Risk - Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations  to be  similarly  affected  by  changes in  economic  or other conditions described below. In accordance with FASB Statement No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," financial instruments that subject the Company to credit risk consist of cash balances maintained in excess of federal depository insurance limits and accounts and notes receivable, which have no collateral or security. See Note 13 for major customers.

     Fair Value of Financial Instruments - The estimated fair values for financial instruments under FAS No. 107, "Disclosures about Fair Value of Financial Instruments", are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The fair value of cash is based on its demand value, which is equal to its carrying value. The fair values of notes payable are based on borrowing rates that are available to the Company for loans with similar terms, collateral, and maturity. The estimated fair values of notes payable approximate their carrying values.

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

     Impact of Recently Issued Standards - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities,"(FASB133). FASB133 requires that an entity recognize all derivatives as assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement was amended by Statement of Financial Accounting Standards No. 137, issued in June 1999, such that it is effective for the Company's financial statements for the year ending December 31, 2001. The Company does not believe the adoption of FASB133 will have a material impact on assets, liabilities or equity. The Company has not yet determined the impact of FASB133 on the income statement or the impact on comprehensive income.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   INVENTORIES:

     Inventories consists of the following as of December 31, 1999:

               Raw materials                                   $   4,017,991
               Work-in-process                                       699,490
               Finished goods                                        485,430
                                                               -------------
               Allowance for obsolescence                           (671,650)
                                                               -------------
                                                               $   4,531,261
                                                               =============


4.   PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following as of December 31, 1999:

               Machinery and equipment                         $   1,375,563
               Office equipment and furniture                        838,311
               Leasehold improvements                                518,586
               Transportation equipment                              136,655
                                                               -------------
               Accumulated depreciation and amortization          (1,645,978)
                                                               -------------
                                                               $   1,223,137
                                                               =============

5.   ACCRUED LIABILITIES:

     Accrued liabilities consist of the following as of December 31, 1999:

               Accrued payroll and benefits                    $     176,167
               Accrued commissions and royalties                      78,383
               Accrued warranty and product return expense           272,782
               Income taxes payable                                  207,358
               Accrued legal and professional fees                   168,042
               Other                                                 310,909
                                                               -------------
                                                               $   1,213,641
                                                               =============

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   NOTES PAYABLE:

     DPC has a $3,000,000 line of credit pursuant to a promissory note agreement. The line of credit agreement provides for borrowings up to 80% of eligible accounts receivable, plus 20% of inventory or $500,000, whichever is less, not to exceed a total of $3,000,000. Borrowing under this line of credit bears interest based upon an index equal to the lender's prime rate (totaling 8.50% at December 31, 1999), payable monthly with outstanding principal due on demand. If no demand is made, the outstanding principal and unpaid accrued interest is due September 15, 2000. At December 31, 1999, the outstanding principal balance was $940,000. Under the terms of the agreement, the Company is required to maintain certain ratios and be in compliance with other covenants. At December 31, 1999, the Company was in compliance with all covenants.

     DPL has a $800,000 line of credit pursuant to a loan agreement. Borrowing under this line of credit bears interest at 2% per annum over the Bank's Base rate (totaling 10% at December 31, 1999), payable monthly with outstanding principal due on demand. If no demand is made, the outstanding principal and accrued interest is due March 31, 2001. The loan is collateralized by substantially all of the Company's assets. At December 31, 1999, no principal or accrued interest was outstanding. Under the terms of the agreement, the Company is required to maintain certain ratios and be in compliance with other covenants. At December 31, 1999, the Company was in compliance with all covenants.


7.   CAPITAL LEASE OBLIGATIONS:

     The Company leases certain equipment and vehicles under agreements classified as capital leases. The cost of assets under capital leases is $181,484 and accumulated depreciation amounts to $48,701 at December 31, 1999.

     The future minimum lease payments are as follows:

              YEARS ENDING
               DECEMBER 31,                             AMOUNT
              -------------                           ---------
                   2000                               $  48,732
                   2001                                  43,412
                   2002                                  27,792
                   2003                                  13,896
                                                      ---------
        Total future minimum lese payments              133,832
           Less amount representing interest             (9,361)
                                                      ---------
        Present value of net minimum lease payments     124,471
           Less Current portion                         (43,646)
                                                      ---------
                                                      $  80,825
                                                      =========

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   PREFERRED STOCK:

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


9.   NOTE RECEIVABLE - STOCKHOLDER:

     At December 31, 1999, the Company had a note receivable in the amount of $52,200 due from a former employee received in consideration for the exercise of stock options. The note bears interest at 5% and was paid in full in February 2000.


10.  STOCK OPTIONS AND WARRANTS:

     Stock Options - In May 1996, the Company adopted the 1996 Stock Option Plan covering 513,000 shares. Under the plan, the Company can issue either incentive or non-statutory stock options. The price of the options granted pursuant to the plan will not be less than 100% of the fair market value of the shares on the date of grant. The compensation committee of the board of directors will decide the vesting period of the options, if any, and no option will be exercisable after ten years from the date granted.

     The Company granted 100,000 non-qualified options to purchase the Company's stock to the president of the Company in each of the years ended December 31, 1998 and 1997, in accordance with his employment agreement. The exercise prices of $6.6875 and $5.4375 per share in 1998 and 1997, respectively, were equal to the fair market value on the dates of grant. Such options vested immediately and expire in 2008 and 2007, respectively. On November 5, 1998, these options were repriced to $2.3125, which was equal to the fair market value on that date.

     On January 4, 1999, the Company issued 100,000 non-qualified options to purchase the Company's stock to the president of the Company, in accordance with his employment agreement. The exercise price of $1.8750 per share was equal to the fair market value on the date of grant. Such options vested immediately and expire in 2009.

     In February 1998, the Company adopted the 1998 Stock Option Plan covering 240,000 shares. Under the plan, the Company can issue either incentive or non-qualified stock options. The exercise price of the options granted pursuant to the plan will not be less than 100% of the fair market value of the shares on the grant date. The compensation committee of the Board of Directors will determine the vesting period of the options, if any, and no options will be exercisable after ten years from the date of grant.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     During the year ended December 31, 1998, the Company granted 254,000 options to purchase the Company's stock under the 1996 Stock Option Plan to certain employees. The exercise prices range from $4.00 to $6.1250 per share, which was equal to the fair market value on the date of grant. The options vest over 5 years at 25% per year starting in the second year. On November 5, 1998, the options were repriced to the current fair market value of $2.3125 per share.

     During the year ended December 31, 1998, the Company granted 124,940 options to purchase the Company's stock under the 1998 Stock Option Plan to certain employees. The exercise price of the options is $6.25 per share, which was equal to the fair market value on the date of grant. The options vest over 5 years at 25% per year starting in the second year. On November 5, 1998, the options were repriced to the current fair market value of $2.3125 per share.


     During the year ended December 31, 1999, the Company granted 70,000 options to purchase the Company's stock under the 1996 Stock Option Plan to certain employees. The exercise prices range from $1.6875 to $2.00 per share, which was equal to the fair market value on the date of grant. The options vest over 5 years at 25% per year starting in the second year.

     During the year ended December 31, 1999, the Company granted 11,900 options to purchase the Company's stock under the 1998 Stock Option Plan to certain employees. The exercise prices of the options ranges from $1.5625 to $1.8750 per share, which was equal to the fair market value on the date of grant. The options vest over 5 years at 25% per year starting in the second year.

     During the year ended December 31, 1999 and 1998, the Company granted non-qualified options under the 1998 plan of 30,000 and 60,000 options, respectively, to purchase the Company's stock to outside directors. The exercise prices range from $1.93 to $6.25 per share, which was equal to the fair value on the date of grant. The options vest after one year.


     The following table sets forth activity for all options:

                                                             AVERAGE
                                            NUMBER OF     EXERCISE PRICE
                                             SHARES         PER SHARE
                                            ---------     --------------

     OUTSTANDING, January 1, 1998             652,900       $  2.41
         Granted                              548,940          2.74
         Forfeited                           (100,160)         2.85
         Exercised                            (35,750)         1.80
                                            ---------       -------

     OUTSTANDING, December 31, 1998         1,065,930          2.19
         Granted                              211,900          1.90
         Forfeited                           (194,200)         2.42
                                            ---------       -------

     OUTSTANDING, December 31, 1999         1,083,630       $  2.09
                                            =========       =======

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     At December 31, 1999, options to purchase 40,000 shares, with a weighted average exercise price of $6.06, were exercisable at prices ranging from $6.00 to $6.25 per share.

     At December 31, 1999, options to purchase 1,043,630 shares were outstanding with exercise prices ranging from $.50 to $2.31 per share, a weighted average exercise price of $1.94, and a weighted average remaining contractual life of 7.17 years. Of the outstanding options, 745,251 options were excisable at a weighted average exercise price of $1.84 with the 298,379 unvested options become exercisable as follows:

                                                          WEIGHTED
                                     NUMBER OF            AVERAGE
     YEAR ENDING DECEMBER 31,         SHARES           EXERCISE PRICE
     ------------------------        ---------         --------------
            2000                       90,283             $    2.21
            2001                       85,620                  2.22
            2002                       83,134                  2.22
            2003                       27,978                  2.03
            2004                       11,364                  1.93
                                      -------             ---------
                                      298,379             $    2.19
                                      =======             =========



     If not previously exercised the outstanding options, with a weighted average contractual life of 7.25 years will expire as follows:

                                                          WEIGHTED
                                     NUMBER OF            AVERAGE
     YEAR ENDING DECEMBER 31,         SHARES           EXERCISE PRICE
     ------------------------        ---------         --------------

            2003                      279,150             $    1.40
            2004                            -                     -
            2005                            -                     -
            2006                      192,000                  2.07
            2007                      227,800                  2.31
            2008                      274,680                  2.53
            2009                      110,000                  2.34
                                    ---------             ---------
                                    1,083,630             $    2.09
                                    =========             =========


     Warrants - In January 1998, the Company issued warrants to purchase 30,000 shares of common stock at $7.00 per share granted, to an investor relations firm for services provided. Compensation expense of $46,032 was recognized upon issuance of the warrants. The warrants are immediately exercisable and expire in January 2001.

     In March 1997, the Company issued warrants to purchase 15,000 shares of common stock at $6.75 per share granted, for marketing services provided. Compensation expense of $35,903 was recognized upon issuance of the warrants. The warrants are immediately exercisable and expire in March 2000.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following represents all activity that took place for warrants issued:

                                                             AVERAGE
                                            NUMBER OF     EXERCISE PRICE
                                             SHARES         PER SHARE
                                            --------        ---------
     OUTSTANDING, January 1, 1998            814,290        $    5.02
       Granted                                30,000             7.00
       Exercised                              (6,200)            5.00
                                            --------        ---------
     OUTSTANDING, December 31, 1998          838,090             5.09
       Expired                              (793,090)            5.11
                                            --------        ---------
     OUTSTANDING, December 31, 1999           45,000        $    6.92
                                            ========        =========


     As stated in Note 2, the Company has not adopted the fair value accounting prescribed by FASB123 for employees. Had compensation cost for stock options or warrants issued to employees been determined based on the fair value at grant date for awards in 1999 and 1998, consistent with the provisions of FASB123, the Company's net income (loss) and net income
     (loss) per share would have been reduced to the proforma amounts indicated below:

                                             1999              1998
                                          ----------      -------------

           Net loss                       $ (326,681)     $  (1,472,924)
                                          ==========      =============
           Net loss per common share:
             Basic and diluted            $     (.12)     $        (.59)
                                          ==========      =============


     The fair value of each option or warrant is estimated on the date of grant using the present value of the exercise price and is pro-rated based on the percent of time from the grant date to the end of the vesting period. The weighted-average fair value of the options on the grant date was $.64 and $2.74 per share for 1999 and 1998, respectively. The following assumptions were used for grants in 1999 and 1998: average risk-free interest rates of 4.6% and 5.6%, respectively; expected lives of two years, dividend yield of 0%; and expected volatility of 55.0% and 56.8%, respectively.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  NET INCOME (LOSS) PER COMMON SHARE:

     The following represents the calculation of net income (loss) per common share:

                                                       FOR THE YEARS ENDED
                                                           DECEMBER 31,
                                                  -----------------------------
                                                     1999               1998
                                                  -----------       -----------
                        BASIC

     Net income (loss) applicable to common
       shareholders                               $    27,191       $  (570,588)
                                                  ===========       ===========
     Weighted average number of common shares       2,771,435         2,726,631
                                                  ===========       ===========
     Basic earnings (loss) per share              $       .01       $      (.21)
                                                  ===========       ===========

                      DILUTED

     Net income (loss) applicable to common
       shareholders                               $    27,191       $  (570,588)
                                                  ===========       ===========
     Weighted average number of common shares       2,771,435         2,726,631
     Common stock equivalent shares representing
       shares issuable upon exercise of stock
       options                                         61,447                 -
                                                  -----------       -----------
     Weighted average number of shares used in
       calculation of diluted income (loss) per
       share                                        2,832,882         2,726,631
                                                  ===========       ===========
     Diluted earnings (loss) per share            $       .01       $      (.21)
                                                  ===========       ===========


12.  COMMITMENTS:

     LEASES - The Company leases its office space in California, a manufacturing facility in Guadalajara, Mexico, and the facility and certain equipment in the UK under operating leases. The total future minimum lease payments are as follows:

            YEARS ENDING DECEMBER 31,
                    2000                                     $   275,446
                    2001                                         154,643
                    2002                                         134,284
                    2003                                         129,242
                    2004                                         128,820
                 Thereafter                                      611,895
                                                             -----------
                                                             $ 1,434,330
                                                             ===========

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Lease payments on the manufacturing facility in Mexico are to be made in Mexican Pesos. Lease payments on the facility and equipment in the UK are to be made in GB pound-sterling. The above schedule was prepared using the conversion rate in effect at December 31, 1999. Changes in the conversion rate will have an impact on the Company's required minimum payments and its operating results.

     Rent expense was $253,530 and $243,154 for 1999 and 1998, respectively.

     ROYALTY AGREEMENT - The Company had a royalty agreement with a third party on various products, and any derivatives from the base design of these products.

     In April 1998, the third party filed a lawsuit against the Company related to this agreement. This lawsuit was settled in September 1998. In exchange for the release of all future obligations under the royalty agreement, the Company agreed to pay $150,000 and issue 35,000 shares of common stock valued at $60,156. The shares were issued upon the close of the agreement. The $150,000 is due in installments through June 2000. As of December 31, 1999, the Company had paid $118,000 in installments with the remaining $32,000 being included in accrued liabilities.

     EMPLOYMENT AGREEMENT - The Company has an employment contract with its President/CEO that terminates on December 31, 2000. The contract provides for an automatic one-year renewal unless terminated by either the Company or the employee. Under the terms of the employment contract, he shall serve as president and chief executive officer of the Company for a salary of $200,000 per annum. In addition, pursuant to the contract, he shall have the right to receive on the first business day of each January during the term of his contract options to acquire 100,000 shares of Common Stock at the lower of market value per share as of such date or the average per share bid price for the first six months beginning from the date of grant of this option. Also, pursuant to the employment contract, in the event there is a change in control of the Company, the employee shall be paid, in one payment, the sum of six times the annual base salary for the year preceding the announcement of the change in control. Finally, pursuant to the employment contract, in the event of termination without cause, the employee shall receive in one lump sum an amount equal to three times the employees base salary for the year preceding the termination.


13.  MAJOR CUSTOMERS:

     The Company frequently sells large quantities of inventory to its customers. For the year ended December 31, 1999, two customers each accounted for 11% of the Company's net sales. For the year ended December 31, 1998, two customers accounted for 13% and 10%, respectively, of the Company's net sales. At December 31, 1999, approximately $417,000 or 15% of the Company's net accounts receivable were due from two customers.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  EMPLOYEE BENEFIT PLANS:

     401(K) PROFIT SHARING PLAN - The Company has a 401(k) profit sharing plan (the "Plan") covering substantially all employees of DPC. Eligible employees may make voluntary contributions to the Plan, which are matched by the Company at a rate of $.25 for each $1.00 contributed, up to a maximum of six percent of eligible compensation. The Company can also make discretionary contributions. The Company made matching contributions to the Plan of $11,400 and $17,073 for 1999 and 1998, respectively. The Board of Directors of DPC elected not to make a discretionary contribution to the Plan for 1999 or 1998.

     The Company's subsidiary DPL, has a group personal pension plan covering substantially all of its employees. Eligible employees may make voluntary contributions to the plan. The Company will contribute 7% of the employees basic annual salary to the plan. Contributions are charged to operations as incurred. The Company made contributions totaling $71,400 and $50,145 to the plan for the years ended December 31, 1999 and 1998, respectively.

     EMPLOYEE STOCK OWNERSHIP PLAN - The Company also has an employee stock ownership plan (the "ESOP") covering substantially all employees of DPC. The Company can make discretionary contributions of cash or company stock (as defined in the ESOP plan document) up to deductible limits prescribed by the Internal Revenue Code.

     Effective June 13, 1996, the ESOP obtained a $500,000 loan guaranteed by the Company for the purpose of acquiring common stock of the Company from existing stockholders. The loan bore interest at 8.5% per annum and required monthly payments of principal and interest of $8,852 through June 2001. Immediately upon the funding of the loan, the ESOP purchased approximately 154,000 shares of the Company's common stock from existing shareholders. The Company was required to contribute amounts to the plan to sufficiently cover the debt payments. Contributions to the plan in 1999 and 1998 were $184,919 and $165,971, respectively. As of December 31, 1999, the Company has repaid the loan.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.  INCOME TAXES:

     Income tax expense (benefit) is comprised of the following:

                                           FOR THE YEARS ENDED
                                               DECEMBER 31,
                                       ---------------------------
                                           1999           1998
                                       ----------      -----------
     Current
       Federal                         $  (28,000)     $   (32,000)
       State                                1,000          (60,000)
       Foreign                            143,000          121,000
                                       ----------      -----------
                                          116,000           29,000
                                       ----------      -----------
     Deferred
       Federal                              2,000         (234,000)
       State                                5,000          (53,000)
       Foreign                                  -                -
                                       ----------      -----------
                                            7,000         (287,000)
                                       ----------      -----------
                                       $  123,000      $  (258,000)
                                       ==========      ===========

     The components of the net deferred tax asset and liability recognized as of December 31, 1999 are as follows:

     Current deferred tax assets (liabilities):
        Accounts receivable, principally due to allowance
          for doubtful accounts                                     $    84,294
        Compensated absences, principally due to accrual
          for financial reporting purposes                               28,113
        Accrued commissions                                              14,725
        Inventory reserve                                               204,714
        Warranty reserve                                                 78,273
        Stock rotation liability                                         24,084
        Accrued settlement                                               12,845
        Accrued other                                                    10,404
        Book compensation for stock options                              79,038
        Effect of change in tax accounting method                      (109,599)
        UNICAP                                                           23,896
        State taxes                                                         272
                                                                    -----------
                                                                        451,059
          Valuation allowance                                           (90,923)
                                                                     ----------
          Net current deferred tax asset                             $  360,136
                                                                     ==========

     Long-term deferred tax assets (liabilities):
        Net operating loss carryforwards                                  7,667
        Depreciation                                                    (17,011)
                                                                     ----------
          Net long-term deferred tax liability                       $   (9,344)
                                                                     ==========

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Total income tax expense differed from the amounts computed by applying the U.S. federal statutory tax rates to pre-tax income as follows:

                                                          FOR THE YEARS ENDED
                                                              DECEMBER 31,
                                                       ------------------------
                                                         1999            1998
                                                       --------        --------
     Total expense (benefit) computed by applying
        the U.S. statutory rate                          34.0%          (34.0%)
     Permanent differences                                2.3               .8
     State income taxes                                   3.8            (13.5)
     Tax effect resulting from foreign activities        41.5              7.4
     Change in valuation allowance                          -             10.8
     Change in beginning balance of deferred asset          -             (8.2)
     Effect of IRS examination                              -              5.4
     Other                                                  -               .6
                                                       -------         --------
                                                         81.6%           (30.7%)
                                                       =======         ========

16.  ACCUMULATED OTHER COMPREHENSIVE INCOME BALANCES:

     Accumulated other comprehensive income consists of the following as of December 31, 1999:

                                                                   Total
                                             Compensation       Accumulated
                                              related to           Other
                         Foreign Currency    exercise of       Comprehensive
                            Translation      stock options         Income
                            -----------      -------------      -----------
    Beginning Balance       $    36,234      $     235,194      $   271,428
    Current-period change       (78,673)                 -          (78,673)
                            -----------      -------------      -----------
                            $   (42,439)     $     235,194      $   192,755
                            ===========      =============      ===========

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.  SEGMENT REPORTING:

     The Company has identified its segments based upon its geographic operations. These segments are represented by each of the Company's individual legal entities: DPC, PD and DPL. Segment operations are measured consistent with accounting policies used in these consolidated financial statements. Segment information is as follows:



                                                            1999
                                                            ----
                              DPC             PD             DPL        Eliminations       Totals
                         -------------  -------------   -------------   -------------   -------------

        Revenues         $   8,864,412  $      19,989   $   6,469,617   $               $  15,354,018
                         =============  =============   =============   =============   =============
        Intersegment
         Revenues        $     221,138  $   2,150,000   $       -       $  (2,371,138)  $        -
                         =============  =============   =============   =============   =============
        Interest
         Income          $     128,106  $       3,806   $      12,936   $    (113,913)  $      30,935
                         =============  =============   =============   =============   =============
        Interest
         Expense         $     130,173  $       7,098   $     154,985   $    (113,913)  $     178,343
                         =============  =============   =============   =============   =============
        Depreciation
         and
         Amortization    $     161,489  $      49,358   $     289,844   $        -      $     500,691
                         =============  =============   =============   =============   =============
        Income Tax
         Expense         $     (20,000) $        -      $     143,000   $        -      $     123,000
                         ============== =============   =============   =============   =============

        Net Income       $     (67,139) $     (76,673)  $     171,003   $        -      $      27,191
                         ============== ==============  =============   =============   =============

        Segment Assets   $   9,251,925  $     829,095   $   4,924,991   $  (3,845,178)  $  11,160,833
                         =============  =============   =============   =============   =============
        Expenditures
         for Segment
         Assets          $      42,281  $      51,687   $      93,794   $        -      $     187,762
                         =============  =============   =============   =============   =============


                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                            1998
                                                            ----

                              DPC             PD             DPL        Eliminations       Totals
                         -------------  -------------   -------------   -------------   -------------

        Revenues         $  11,681,979  $      49,450   $   7,002,041   $        -      $  18,733,470
                         =============  =============   =============   =============   =============
        Intersegment
         Revenues        $      94,223  $   2,541,720   $        -      $  (2,635,943)  $        -
                         =============  =============   =============   =============   =============
        Interest
         Income          $     114,686  $        -      $        -      $     (98,612)  $      16,074
                         =============  =============   =============   =============   =============
        Interest
         Expense         $     163,344  $       3,867   $     168,369   $     (98,612)  $     236,968
                         =============  =============   =============   =============   =============
        Depreciation
         and
         Amortization    $     164,548  $      26,780   $     232,327   $        -      $     423,655
                         =============  =============   =============   =============   =============
        Income Tax
         (Benefit)       $    (378,983) $        -      $     120,983   $        -      $    (258,000)
                         =============  =============   =============   =============   =============

        Net (loss)       $    (634,896) $     (52,312)  $     116,620   $        -      $    (570,588)
                         =============  =============   =============   =============   =============

        Segment Assets   $  10,999,046  $     602,425   $   5,501,699   $  (4,112,351)  $  12,990,819
                         =============  =============   =============   =============   =============
        Expenditures
         for Segment
         Assets          $      34,182  $      76,185   $     212,736   $        -      $     323,103
                         =============  =============   =============   =============   =============
