Form 10QSB
period 2000-03-31
DIGITAL POWER CORP
filed 2000-05-19
CIK 896493

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2000

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

Number of shares of common stock outstanding as of March 31, 2000: 2,804,435

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000


                                 ASSETS

CURRENT ASSETS:
  Cash                                                            $    646,701
  Accounts receivable - trade, net of allowance for
    doubtful accounts of $210,485                                    3,167,176
  Income tax refund receivable                                          70,988
  Other receivables                                                    109,557
  Inventory, net                                                     4,526,640
  Prepaid expenses and deposits                                         50,466
  Deferred income taxes                                                360,136
                                                                  ------------
    Total current assets                                             8,931,664

PROPERTY AND EQUIPMENT, net                                          1,184,817

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED,
  net amortization of $342,427                                       1,109,763

DEPOSITS                                                                14,221
                                                                  ------------
TOTAL ASSETS                                                      $ 11,240,465
                                                                  ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Notes payable                                                   $    940,000
  Current portion of capital lease obligations                          44,582
  Accounts payable                                                   1,200,529
  Income taxes payable                                                  98,000
  Accrued liabilities                                                1,121,262
                                                                  ------------
    Total current liabilities                                        3,404,373
CAPITAL LEASE OBLIGATIONS, less current portion                         81,202
DEFERRED INCOME TAXES                                                    9,344
                                                                  ------------
    Total liabilities                                                3,494,919
                                                                  ------------

COMMITMENTS AND CONTINGENCIES                                                -

STOCKHOLDERS' EQUITY:
  Preferred stock issuable in series, no par value,
    2,000,000 shares authorized; no shares issued
    and outstanding                                                          -
  Common Stock, no par value, 10,000,000 shares authorized;
    2,804,435 shares issued and outstanding                          9,072,848
Additional paid-in capital                                             279,110
Accumulated deficit                                                 (1,741,010)
Accumulated other comprehensive income                                 134,598
                                                                  ------------
Total stockholders' equity                                           7,745,546
                                                                  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 11,240,465
                                                                  ============

See accompanying notes to these condensed consolidated financial statements.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                   2000               1999
                                                   ----               ----

REVENUES                                     $  4,238,275        $  3,216,463
COST OF GOODS SOLD                              2,978,311           2,483,375
                                             ------------        ------------
Gross Margin                                    1,259,964             733,088
                                             ------------        ------------
OPERATING EXPENSES

Engineering and product development               282,792             220,766
Marketing and selling                             316,224             280,006
General and administrative                        450,886             351,892
                                             ------------        ------------
Total operating expenses                        1,049,902             852,664
                                             ------------        ------------
INCOME (LOSS) FROM OPERATIONS                     210,062            (119,576)
                                             ------------        ------------
OTHER INCOME (EXPENSES):
Interest income                                     6,491               4,034
Interest expense                                  (24,891)            (52,113)
Translation loss                                     (335)             (2,581)
                                             ------------        ------------
Other income (expense)                            (18,735)            (50,660)
                                             ------------        ------------
INCOME (LOSS) BEFORE INCOME TAXES                 191,327           (170,236)
PROVISION (BENEFIT) FOR INCOME TAXES              100,000            (14,700)
                                             ------------        -----------
NET INCOME (LOSS)                                  91,327           (155,536)
                                             ------------        -----------
Other comprehensive income:
Foreign currency translation adjustment           (58,158)           (84,115)
                                             ------------        -----------
COMPREHENSIVE INCOME (LOSS)                  $     33,169        $  (239,651)
                                             ============        ===========
NET INCOME (LOSS) PER SHARE:

BASIC                                        $       0.03        $     (0.06)
                                             ============        ===========
DILUTED                                      $       0.03        $     (0.06)
                                             ============        ===========

See accompanying notes to these condensed consolidated financial statements.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                            2000         1999
                                                                            ----         ----
Cash Flows from Operating Activities:
  Net income (loss)                                                     $    91,327   $  (155,536)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                                          101,450       125,557
     Contribution to ESOP                                                         -        22,774
     Foreign currency translation adjustment                                    335         2,581
Changes in operating assets and liabilities:
     Accounts receivable                                                   (354,096)      716,611
     Other receivables                                                       (9,682)      (53,465)
     Income tax refund receivable                                                 -        22,668
     Inventory                                                                4,621       142,818
     Prepaid expenses                                                        10,860       (24,369)
     Deposits                                                                  (163)        9,678
     Accounts payable                                                         4,359       (48,393)
     Accrued liabilities                                                    (44,379)     (272,988)
     Other long-term liabilities                                             25,000       (10,044)
                                                                        -----------   -----------
     Net adjustments                                                       (261,695)      633,428
                                                                        -----------   -----------
          Net cash provided by (used in) operating activities              (170,368)      477,892
                                                                        -----------   -----------
Cash Flows from Investing Activities:
  Purchases of property and equipment                                       (23,235)      (19,948)
                                                                        -----------   -----------
          Net cash used in investing activities                             (23,235)      (19,948)
                                                                        -----------   -----------
Cash Flows from Financing Activities:
  Proceeds from exercise of stock options                                    60,169             -
  Payments on long-term debt                                                      -       (22,774)
  Principal payments on notes payable                                             -      (236,698)
  Payments on capital lease obligations                                      (9,633)       (7,817)
                                                                        -----------   -----------
  Net cash provided by (used in) financing activities                        50,536      (267,289)
                                                                        -----------   -----------
Effect of Exchange Rate Changes on Cash                                     (34,940)      (86,698)
                                                                        -----------   -----------
Net Increase (Decrease) in cash                                            (178,007)      103,957

Cash and cash equivalents, beginning of period                              824,708       867,607
                                                                        -----------   -----------
Cash and cash equivalents, end of period                                $   646,701   $   971,564
                                                                        ===========   ===========



See accompanying notes to these condensed consolidated financial statements.

                            DIGITAL POWER CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1999.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at March 31, 2000, the results of operations for the three month periods ended March 31, 2000 and 1999, and cash flows for the three months ended March 31, 2000 and 1999. The results for the period ended March 31, 2000, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000.

NOTE 2 - EARNINGS PER SHARE

The following represents the calculation of earnings (loss) per share:

                                                                     FOR THE THREE MONTHS
                                                                        ENDED MARCH 31,
                                                                     --------------------
                                                                     2000          1999
                                                                     ----          ----
                  BASIC
                  -----
Net Income (loss)                                               $     91,327    $  (155,536)
Less - preferred stock dividends                                           -              -
                                                                ------------    -----------
Net income (loss) applicable to common shareholders             $     91,327    $  (155,536)
Weighted average number of common shares                           2,783,347      2,771,435
                                                                ------------    -----------
Basic earnings (loss) per share                                 $       0.03    $     (0.06)
                                                                ============    ===========
                 DILUTED
                 -------
Net income (loss) applicable to common shareholders             $     91,327    $  (155,536)
Preferred stock dividend                                                   -              -
                                                                ------------    -----------
Net income (loss) available to common shareholders
    plus assumed conversion                                     $     91,327    $  (155,536)
                                                                ------------    -----------
Weighted average number of common shares                           2,783,347      2,771,435

Common stock equivalent shares representing
    shares issuable upon exercise of stock options                   432,514              -
                                                                ------------    -----------
Weighted average number of shares used in
    calculation of diluted income (loss) per share                 3,215,861      2,771,435
                                                                ------------    -----------
Diluted earnings (loss) per share                               $       0.03    $     (0.06)
                                                                ============    ===========

NOTE 3 - SEGMENT INFORMATION

The company has identified its segments based upon its geographic operations. These segments are represented by each of the Company's individual legal
Entities: Digital Power Corporation (DPC), Poder Digital, S.A. de C. V. (PD) and Digital Power Limited (DPL). Segment information is as follows:

                         For the Three Months Ended March 31, 2000

                                 DPC             PD              DPL         Eliminations       Totals
                                 ---             --              ---         ------------       ------

Revenues                   $     2,823,790  $          40   $   1,414,445   $           -   $   4,238,275
                           ===============  =============   =============   =============   =============
Intersegment Revenues      $       102,818  $     547,160   $           -   $    (649,978)  $           -
                           ===============  =============   =============   =============   =============
Interest Income            $        29,508  $         566   $       4,817   $     (28,400)  $       6,491
                           ===============  =============   =============   =============   =============
Interest Expense           $        20,828  $         852   $      31,611   $     (28,400)  $      24,891
                           ===============  =============   =============   =============   =============
Income Tax Expense
(Benefit)                  $        98,000  $           -   $       2,000   $           -   $     100,000
                           ===============  =============   =============   =============   =============
Income (Loss)              $       130,064  $       8,929   $     (47,666)  $           -   $      91,327
                           ===============  =============   =============   =============   =============


                           For the Three Months Ended March 31, 1999

                                 DPC             PD              DPL         Eliminations       Totals
                                 ---             --              ---         ------------       ------

Revenues                   $     1,931,973  $          27   $   1,284,463   $           -   $   3,216,463
                           ===============  =============   =============   =============   =============
Intersegment Revenues      $        44,839  $     347,192   $           -   $    (392,031)  $           -
                           ===============  =============   =============   =============   =============
Interest Income            $        30,692  $       1,430   $           -   $     (28,088)  $       4,034
                           ===============  =============   =============   =============   =============
Interest Expense           $        35,194  $         598   $      44,409   $     (28,088)  $      52,113
                           ===============  =============   =============   =============   =============
Income Tax Expense
(Benefit)                  $             -  $           -   $    (14,700)   $           -   $     (14,700)
                           ===============  =============   =============   =============   =============
Income (Loss)              $      (70,397)  $     (1,380)   $    (83,759)   $           -   $    (155,536)
                           ===============  =============   =============   =============   =============


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenues and earnings from operations of the Company. Factors that could cause actual results to differ materially include, in addition to other factors identified in this report, a high degree of customer concentration, dependence on the computer and other electronic equipment industry, competition in the power supply industry, dependence on the Guadalajara, Mexico facility, and other risks factors detailed in the "Certain Considerations" section in the Company's Form 10-KSB for the year ended December 31, 1999. Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

THREE MONTHS ENDED MARCH 31, 2000, COMPARED TO MARCH 31, 1999

REVENUES

Revenues increased by 31.8% to $4,238,275 for the first quarter ended March 31, 2000, from $3,216,463 for the first quarter ended March 31, 1999. Revenues from the Company's United Kingdom's operations of Digital Power Ltd. increased 10.1% to $1,414,455 for the first quarter ended March 31, 2000, from $1,284,463 for the first quarter ended March 31, 1999. Revenues attributed to the United States operations increased by 46.2% from the same quarter of the prior year. The increase in revenues can be attributed primarily to significant increases in units shipped to five large OEM customers.

GROSS MARGINS

Gross margins were 29.7% for the three months ended March 31, 2000, compared to 22.8% for the three months ended March 31, 1999. The increase in gross margins can be attributed to the above mentioned increase in OEM business, which tends to have better gross margins, and cost reductions resulting from an increase in units manufactured in China.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were 18.1% of revenues for the three months ended March 31, 2000, compared to 19.7% for the three months ended March 31, 1999. In actual dollar terms, these expenses were up only 21.4%, while revenues were up 31.8%, resulting in the lower expense as a percentage of revenues.

ENGINEERING AND PRODUCT DEVELOPMENT

Engineering and product development expenses were 6.7% of revenues for the three months ended March 31, 2000, and 6.9% for the three months ended March 31, 1999. While this percentage decreased slightly, actual dollar expenditures were up by 28.1%, reflecting the Company's continuing commitment to new product development.

INTEREST EXPENSE

Interest expense, net of interest income, was $18,400 for the three months ended March 31, 2000, compared to $48,079 for the three months ended March 31, 1999. The decrease in interest expense is primarily due to reduced borrowings on the Company line of credit, which was reduced from $1,515,000 at the end of March 1999, to $940,000 and the end of March 2000, and replacement of Gresham receivables financing with a bank line of credit with a more favorable interest rate.

INCOME (LOSS) BEFORE INCOME TAXES

For the three months ended March 31, 2000, the Company had income before income taxes of $191,327 compared to a loss before income taxes of $170,236 for the three months ended March 31, 1999. Gresham Power reported a loss before income taxes of $45,666 for the three months ended March 31, 2000, compared to a loss before income taxes of $98,459 for the three months ended March 31, 1999.

INCOME TAX

Provision for income tax increased from a $14,700 tax benefit for the three months ended March 31, 1999, to an income tax expense of $100,000 for the first quarter of 2000. Gresham Power income tax benefit was $14,700 in the first quarter of 1999 and income tax expense of $2,000 in the first quarter of 2000.

NET INCOME (LOSS)

Net income for the three months ended March 31, 2000, was $91,327 compared to a net loss of $155,536 for the three months ended March 31, 1999. The increase in net income was due to increased revenues during the first quarter ended March 31, 2000, primarily related to the Company's United States operations.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2000, the Company had cash of $646,701 and working capital of $5,527,291. This compares with cash of $971,564 and working capital of $4,886,483 at March 31, 1999. The increase in working capital was due to a decrease in accounts receivable and deposits and increase of accrued liabilities, offset by an increase in inventory, prepaid expenses and decrease in accounts payable, resulting in a decrease in cash and cash equivalents. Cash used in operating activities for the Company totaled $170,368 for the three months ended March 31, 2000. Cash provided by operating activities for the Company totaled $477,892 for the three months ended March 31, 1999. Cash used in investing activities was $23,235 for the three months ended March 31, 2000, compared to $19,948 for the three months ended March 31, 1999. Net cash provided by (used in) financing activities was $50,536 for the three months ended March 31, 2000, compared to ($267,289) for the three months ended March 31, 1999.

YEAR 2000 COMPLIANCE

The Company has experienced no disruption in its operations that management can attribute to Year 2000 issues. In addition, the Company has seen no Year 2000-related problems itself or received any reports of such problems from entities with which it transacts business.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There were no legal proceedings during the quarter ended March 31, 2000.

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

                                             DIGITAL POWER CORPORATION
                                                     (Registrant)



Date:  May 19, 2000                         ROBERT O. SMITH
                                            Robert O. Smith
                                            Chief Executive Officer
                                            (Principal Executive Officer)



Date:  May 19, 2000                         PHILIP G. SWANY
                                            Philip G. Swany
                                            Chief Financial Officer
                                            (Principal Financial Officer)