Form 10QSB
period 2000-06-30
DIGITAL POWER CORP
filed 2000-08-22
CIK 896493

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2000

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o

Number of shares of common stock outstanding as of June 30, 2000: 2,812,435

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000
                                   (unaudited)




                                     ASSETS

CURRENT ASSETS:
   Cash                                                                               $    605,853
   Accounts receivable - trade, net of allowance for
     doubtful accounts of $210,454                                                       3,211,352
   Income tax refund receivable                                                             19,556
   Other receivables                                                                       125,534
   Inventory, net                                                                        4,836,375
   Prepaid expenses and deposits                                                           129,280
   Deferred income taxes                                                                   360,136
                                                                                      ------------
      Total current assets                                                               9,288,086

PROPERTY AND EQUIPMENT, net                                                              1,161,782

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED
   net of amortization of $432,428                                                       1,019,762

DEPOSITS                                                                                    13,909
                                                                                      ------------
TOTAL ASSETS                                                                          $ 11,483,539
                                                                                      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable                                                                      $    940,000
   Current portion of capital lease obligations                                             43,877
   Accounts payable                                                                      1,456,550
   Income taxes payable                                                                    120,000
   Accrued liabilities                                                                   1,250,897
                                                                                      ------------
     Total current liabilities                                                           3,811,324

CAPITAL LEASE OBLIGATIONS, less current portion                                             63,546

DEFERRED INCOME TAXES                                                                        9,344
                                                                                      ------------
      Total liabilities                                                                  3,884,214
                                                                                      ------------
COMMITMENTS AND CONTINGENCIES                                                                    -

STOCKHOLDERS' EQUITY:

   Preferred stock issuable in series, no par value, 2,000,000 shares
      authorized; no shares issued and outstanding                                               -
   Common Stock, no par value, 10,000,000 shares authorized;
      2,812,435 shares issued and outstanding                                            9,091,348
   Additional paid-in capital                                                              279,110
   Accumulated deficit                                                                  (1,724,965)
   Accumulated other comprehensive loss                                                    (46,168)
                                                                                      ------------
      Total stockholders' equity                                                         7,599,325
                                                                                      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 11,483,539
                                                                                      ============


See accompanying notes to these condensed consolidated financial statements.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                                            JUNE 30,                    JUNE 30,

                                                    2000           1999           2000           1999
                                                -----------     -----------   ------------    -----------

REVENUES                                        $ 4,287,433     $ 4,332,948   $  8,525,708    $ 7,549,411

COST OF GOODS SOLD                                3,038,070       3,279,891      6,016,381      5,763,266
                                                -----------     -----------   ------------    -----------
   Gross Margin                                   1,249,363       1,053,057      2,509,327      1,786,145
                                                -----------     -----------   ------------    -----------
OPERATING EXPENSES
   Engineering and product development              267,120         210,516        549,912        431,282
   Marketing and selling                            387,418         317,978        703,642        597,984
   General and administrative                       522,801         363,582        973,687        715,474
                                                -----------     -----------   ------------    -----------
      Total operating expenses                    1,177,339         892,076      2,227,241      1,744,740
                                                -----------     -----------   ------------    -----------
INCOME FROM OPERATIONS                               72,024         160,981        282,086         41,405
                                                -----------     -----------   ------------    -----------
OTHER INCOME (EXPENSES):

   Interest income                                    2,969           3,474          9,460          7,508

   Interest expense                                 (25,893)        (46,775)       (50,784)       (98,888)

   Translation loss                                  (4,622)         (3,679)        (4,957)        (6,260)

   Gain (loss) on disposal of assets                  1,568               -          1,568              -
                                                -----------     -----------   ------------    -----------
      Other income (expense)                        (25,978)        (46,980)       (44,713)       (97,640)
                                                -----------     -----------   ------------    -----------
INCOME (LOSS) BEFORE INCOME TAXES                    46,046         114,001        237,373       (56,235)

PROVISION FOR INCOME TAXES                           30,000          53,500        130,000         38,800
                                                -----------     -----------   ------------    -----------
NET INCOME (LOSS)                                    16,046          60,501        107,373       (95,035)
                                                -----------     -----------   ------------    -----------
Other comprehensive loss:
   Foreign currency translation adjustment         (180,765)        (85,562)      (238,923)      (169,677)
                                                -----------     -----------   ------------    -----------
COMPREHENSIVE LOSS                              $  (164,719)    $   (25,061)  $   (131,550)   $  (264,712)
                                                ===========     ===========   ============    ===========
NET INCOME (LOSS) PER SHARE

   BASIC                                        $      0.01      $     0.02    $      0.04    $     (0.03)
                                                ===========     ===========   ============    ===========
   DILUTED                                      $      0.01      $     0.02    $      0.03     $    (0.03)
                                                ===========     ===========   ============    ===========


See accompanying notes to these condensed consolidated financial statements.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)





                                                                          SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                         2000           1999
                                                                     -----------    -----------
Cash Flows from Operating Activities:
   Net income (loss)                                                 $   107,373    $   (95,035)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                    194,946        267,816
        Contribution to ESOP                                                   -         46,003
        Foreign currency translation adjustment                              335          6,260
   Changes in operating assets and liabilities:
      Accounts receivable                                               (398,914)       426,025
      Other receivables                                                  (25,017)       (48,945)
      Income tax refund receivable                                        51,432        215,917
      Inventory                                                         (305,114)       454,976
      Prepaid expenses                                                   (67,954)       (44,739)
      Deposits                                                               150        (42,427)
      Accounts payable                                                   260,380        314,872
      Accrued liabilities                                                157,256       (341,975)
      Other long-term liabilities                                        (25,000)        19,957
                                                                     -----------    -----------
      Net adjustments                                                   (157,500)     1,273,740
                                                                     -----------    -----------
        Net cash provided by (used in) operating activities              (50,127)     1,178,705


Cash Flows from Investing Activities:
   Purchases of property and equipment                                   (97,138)       (37,234)
                                                                     -----------    -----------
      Net cash used in investing activities                              (97,138)       (37,234)

Cash Flows from Financing Activities:
   Proceeds from exercise of stock options including
     related tax benefits                                                 78,669              -
   Payments on long-term debt                                                  -        (46,002)
   Payments on capital lease obligations                                 (25,094)       (19,637)
   Principal payments on notes payable                                         -       (677,209)
                                                                     -----------    -----------
   Net cash provided by (used in) financing activities                    53,575       (742,848)

Effect of Exchange Rate Changes on Cash                                 (125,165)      (175,938)
                                                                     -----------    -----------
Net increase (decrease) in cash and cash equivalents                    (218,855)       222,685
Cash and cash equivalents, beginning of period                           824,708        867,607
                                                                     -----------    -----------
Cash and cash equivalents, end of period                             $   605,853    $ 1,090,292
                                                                     ===========    ===========
Supplemental Cash Flow Information:
   Cash payments for:
      Interest                                                       $   107,011    $    99,807
                                                                     ===========    ===========
      Income taxes                                                   $    15,480    $    36,957
                                                                     ===========    ===========


See accompanying notes to these condensed consolidated financial statements.

                            DIGITAL POWER CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at June 30, 2000, the results of operations for the three month and six month periods ended June 30, 2000 and 1999, and cash flows for the six months ended June 30, 2000 and 1999. The results for the period ended June 30, 2000, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000.

NOTE 2 - EARNINGS PER SHARE

The following represents the calculation of earnings per share:



                                                    FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                             JUNE 30,                        JUNE 30,
                                                      2000             1999          2000               1999
                                                   -----------     -----------    -----------       -----------
                  BASIC
Net Income (loss)                                  $    16,046     $    60,501    $   107,373       $   (95,035)
Less - preferred stock dividends                             -               -              -                 -
                                                   -----------     -----------    -----------       -----------
Net income (loss) applicable to common
  shareholders                                          16,046          60,501        107,373           (95,035)
Weighted average number of common shares             2,805,754       2,771,435      2,794,550         2,771,435
                                                   -----------     -----------    -----------       -----------
Basic earnings (loss) per share                    $      0.01     $      0.02    $      0.04       $     (0.03)
                                                   ===========     ===========    ===========       ===========

                 DILUTED

Net income (loss) applicable to common
  shareholders                                     $    16,046     $    60,501    $   107,373       $   (95,035)
Preferred stock dividend                                     -               -              -                 -
                                                   -----------     -----------    -----------       -----------


                                                    FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                             JUNE 30,                        JUNE 30,
                                                      2000             1999          2000               1999
                                                   -----------     -----------    -----------       -----------
                  BASIC

Net income (loss) available to common
  Shareholders plus assumed conversion                  16,046          60,501        107,373           (95,035)
                                                   -----------     -----------    -----------       -----------
Weighted average number of common shares             2,805,754       2,771,435      2,794,550         2,771,435
Common stock equivalent shares representing
  Shares issuable upon exercise of stock
  Options                                              400,865          65,150        417,242            65,350
                                                   -----------     -----------    -----------       -----------
Weighted average number of shares used in
  Calculation of diluted income (loss)
  per share                                          3,206,619       2,836,585      3,211,792         2,836,785
                                                   -----------     -----------    -----------       -----------
Diluted earnings (loss) per share                  $      0.01     $      0.02    $      0.03       $     (0.03)
                                                   ===========     ===========    ===========       ===========



NOTE 3 - SEGMENT REPORTING

The company has identified its segments based upon its geographic operations. These segments are represented by each of the Company's individual legal entities: Digital Power Corporation (DPC), Poder Digital, S.A. de C.V. (PD) and Digital Power Limited (DPL). Segment information is as follows:

                              For the Three Months Ended June 30, 2000



                         DPC              PD             DPL         Eliminations       Totals

Revenues            $  2,948,782     $     9,964    $  1,328,687     $        --      $  4,287,433
                    ============     ===========    ============     ===========      ============
Intersegment
  Revenues          $    163,574     $   594,720    $         --     $  (758,294)     $         --
                    ============     ===========    ============     ===========      ============
Interest
  Income            $     29,415     $       497    $      1,457     $   (28,400)     $      2,969
                    ============     ===========    ============     ===========      ============
Interest
  Expense           $     22,426     $       404    $     31,463     $   (28,400)     $     25,893
                    ============     ===========    ============     ===========      ============
Income Tax
  Expense
  (Benefit)         $     32,000     $        --    $     (2,000)    $        --      $     30,000
                    ============     ===========    ============     ===========      ============
Income
  (loss)            $     61,932     $    (5,384)   $    (40,502)    $        --      $     16,046
                    ============     ===========    ============     ===========      ============


                              For the Three Months Ended June 30, 1999



                         DPC              PD             DPL         Eliminations       Totals

Revenues            $  2,501,309     $     9,625    $  1,822,014     $        --      $  4,332,948
                    ============     ===========    ============     ===========      ============
Intersegment
  Revenues          $     56,071     $   693,257    $         --     $  (749,328)     $         --
                    ============     ===========    ============     ===========      ============


                         DPC              PD             DPL         Eliminations       Totals

Interest
  Income            $     31,705     $       169    $         --     $   (28,400)     $      3,474
                    ============     ===========    ============     ===========      ============
Interest
  Expense           $     32,985     $     2,591    $     39,599     $   (28,400)     $     46,775
                    ============     ===========    ============     ===========      ============
Income Tax
  Expense           $         --     $        --    $     53,500     $        --      $     53,500
                    ============     ===========    ============     ===========      ============
Income
  (loss)            $    (24,772)    $   (14,844)   $    100,117     $        --      $     60,501
                    ============     ===========    ============     ===========      ============


                     For the Six Months Ended June 30, 2000


                         DPC              PD             DPL         Eliminations       Totals

Revenues            $  5,772,572     $    10,004    $  2,743,132     $        --      $  8,525,708
                    ============     ===========    ============     ===========      ============
Intersegment
  Revenues          $    266,392     $ 1,141,880    $         --     $(1,408,272)     $         --
                    ============     ===========    ============     ===========      ============
Interest
  Income            $     58,923     $     1,063    $      6,274     $   (56,800)     $      9,460
                    ============     ===========    ============     ===========      ============
Interest
  Expense           $     43,254     $     1,256    $     63,074     $   (56,800)     $     50,784
                    ============     ===========    ============     ===========      ============
Income Tax
  Expense           $    130,000     $        --    $         --     $        --      $    130,000
                    ============     ===========    ============     ===========      ============
Income
  (loss)            $    191,996     $     3,545    $    (88,168)    $        --      $    107,373
                    ============     ===========    ============     ===========      ============


                     For the Six Months Ended June 30, 1999


                         DPC              PD             DPL         Eliminations       Totals


Revenues            $  4,433,282     $     9,652    $  3,106,477     $        --      $  7,549,411
                    ============     ===========    ============     ===========      ============
Intersegment
  Revenues          $    100,910     $ 1,040,449    $         --     $(1,141,359)     $         --
                    ============     ===========    ============     ===========      ============
Interest
  Income            $     62,397     $     1,599    $         --     $   (56,488)     $      7,508
                    ============     ===========    ============     ===========      ============
Interest
  Expense           $     68,179     $     3,189    $     84,008     $   (56,488)     $     98,888
                    ============     ===========    ============     ===========      ============
Income Tax
  Expense           $         --     $        --    $     38,800     $        --      $     38,800
                    ============     ===========    ============     ===========      ============
Income
  (loss)            $    (95,169)    $   (16,224)   $     16,358     $        --      $    (95,035)
                    ============     ===========    ============     ===========      ============


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

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000, COMPARED TO JUNE 30, 1999

REVENUES

Revenues decreased by 1.1% to $4,287,433 for the three months ended June 30, 2000, from $4,332,948 for the three months ended June 30, 1999. Revenues from the Company's United Kingdom's operations of Digital Power Ltd. decreased 27.1% to $1,328,687 for the second quarter ended June 30, 2000, from $1,822,014 for the second quarter ended June 30, 1999. Revenues attributed to the United States operations increased by 17.9% from the same quarter during the prior year due primarily to increases in units shipped to five large United States OEM customers. The overall decrease in revenues can be attributed primarily to the soft market conditions for some of Digital Power Ltd.
older product lines, including military and defense products.

For the six months ended June 30, 2000, revenues increased by 12.9% to $8,525,708 from $7,549,411 for the six months ended June 30, 1999. The increase in revenues during the six months ended June 30, 2000, can be attributed primarily to significant increases in units shipped to five large United States OEM customers. For the six months ended June 30, 2000, Digital Power Ltd. contributed $2,743,132 to the Company's revenues compared to $3,106,477 for the six months ended June 30, 1999.

GROSS MARGINS

Gross margins were 29.1% for the three months ended June 30, 2000, compared to 24.3% for the three months ended June 30, 1999. The improvement in gross margins can primarily be attributed to the above mentioned increase in OEM business, which tends to have better gross margins, and cost reductions resulting from an increase in units manufactured in China.

Gross margins were 29.4% for the six months ended June 30, 2000, compared to 23.7% for the six months ended June 30, 1999. The increase in gross margins can primarily be attributed to increased OEM business and manufacturing in China, as noted above.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were 21.2% of revenues for the three months ended June 30, 2000, compared to 15.7% for the three months ended June 30, 1999. Selling, general and administrative expenses were 19.7% of revenues for the six months ended June 30, 2000, compared to 17.4% for the six months ended June 30, 1999. Increased selling, general and administrative expenses can be attributed primarily to an increased marketing staff, increased commissions paid and increased investor relations expenses.

ENGINEERING AND PRODUCT DEVELOPMENT

Engineering and product development expenses were 6.2% of revenues for the three months ended June 30, 2000, and 4.9% for the three months ended June 30, 1999. Engineering and product development expenses were 6.5% of revenues for the six months ended June 30, 2000, compared to 5.7% for the six months ended June 30, 1999. The increases in engineering and product development expenses reflect the Company's continuing commitment to new product development.

INTEREST EXPENSE

Interest expense, net of interest income, was $22,924 for the three months ended June 30, 2000, compared to $43,301 for the three months ended June 30, 1999. Interest expense, net of interest income, was $41,324 for the six months ended June 30, 2000, compared to $91,380 for the six months ended June 30, 1999. The decrease in interest expense is primarily due to reduced borrowings on the Company line of credit, which was reduced from $1,465,000 at the end of June 1999, to $940,000 at the end of June 2000, and replacement of Digital Power Ltd. receivables financing with a bank line of credit with a more favorable interest rate.

INCOME (LOSS) BEFORE INCOME TAXES

For the three months ended June 30, 2000, the Company had an income before income taxes of $46,046 compared to income before income taxes of $114,001 for the three months ended June 30, 1999. For the six months ended June 30, 2000, the Company had income before income taxes of $237,373 compared to a loss of $56,235 for the six months ended June 30, 1999.

INCOME TAX

The provision for income tax decreased from a tax expense of $53,500 for the three months ended June 30, 1999, to a tax expense of $30,000 for the three months ended June 30, 2000, and increased from $38,800 for the six months ended June 30, 1999, to $130,000 for the six months ended June 30, 2000.

NET INCOME

Net income for the three months ended June 30, 2000, was $16,046 compared to $60,501 for the three months ended June 30, 1999. Net income for the six months ended June 30, 2000, was $107,373, compared to a net loss of $95,035 for the six months ended June 30, 1999. The decrease in net income for the three month period was due primarily to the previously mentioned soft market conditions for some of the Digital Power Ltd. older product lines, while the increase in net income for the six month period is primarily related to increased revenues for the six month period, primarily related to the Company's United States operations.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2000, the Company had cash of $605,853 and working capital of $5,476,762. This compares with cash of $1,090,292 and working capital of $4,919,002 at June 30, 1999. The increase in working capital was due to an increase in accounts receivable, inventory and prepaid expenses and decrease of notes payable, accounts payable and accrued liabilities, offset by a decrease in other receivables and increase in income taxes payable, resulting in a decrease in cash and cash equivalents. Cash provided by (used in) operating activities for the Company totaled ($50,127) and $1,178,705 for the six months ended June 30, 2000 and 1999.

Cash used in investing activities was $97,138 for the six months ended June 30, 2000, compared to $37,234 for the six months ended June 30, 1999. Net cash provided by (used in) financing activities was $53,575 for the six months ended June 30, 2000, compared to ($742,848).

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 24, 2000, the Company held its annual meeting of shareholders for the election of directors as follows:

Election Of Directors                  For                   Votes Withheld
---------------------                  ---                   --------------
Robert O. Smith                     1,958,954                    36,300
Chris Schofield                     1,948,954                    46,300
Thomas W. O'Neil, Jr.               1,958,954                    36,300
Scott C. McDonald                   1,958,954                    36,300
Robert J. Boschert                  1,958,954                    36,300

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

27.1  Financial Data Schedule

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   DIGITAL POWER CORPORATION
                                                          (Registrant)


Date:  August 21, 2000                            /s/  Robert O. Smith

                                                   Robert O. Smith
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)



Date:  August 21, 2000                            /s/  Philip G. Swany

                                                   Philip G. Swany
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)