Form 10QSB
period 2000-09-30
DIGITAL POWER CORP
filed 2000-11-16
CIK 896493

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB



     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2000

     [ ]  TRANSITION  REPORT  UNDER  SECTION  13 OR 15(d)  OF THE  SECURITIES
          EXCHANGE ACT OF 1934 for the transition period from   to

         COMMISSION FILE NUMBER   1-12711


                            DIGITAL POWER CORPORATION
         ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               California                            94-1721931
    --------------------------------      ---------------------------------
    (State or other jurisdiction of       (IRS Employer Identification No.)
    incorporation or organization)


                  41920 Christy Street, Fremont, CA 94538-3158
                  --------------------------------------------
                    (Address of principal executive offices)


                                 (510) 657-2635
                            --------------------------
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Number of shares of common stock outstanding as of September 30, 2000: 3,255,570

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2000
                                  (unaudited)

                                     ASSETS

CURRENT ASSETS:
   Cash                                                                                             $  1,249,851
   Accounts receivable - trade, net of allowance for doubtful accounts of $210,444                     3,458,544
   Income tax refund receivable                                                                           19,556
   Other receivables                                                                                     145,562
   Inventory, net                                                                                      5,088,500
   Prepaid expenses and deposits                                                                         279,572
   Deferred income taxes                                                                                 311,220
                                                                                                    ------------
        Total current assets                                                                          10,552,805

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,651,810                                  1,120,617

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED
   net of amortization of $432,428                                                                       964,112

DEPOSITS                                                                                                  16,956
                                                                                                    ------------
TOTAL ASSETS                                                                                        $ 12,654,490
                                                                                                    ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Notes payable                                                                                    $    940,000
   Current portion of capital lease obligations                                                           47,318
   Accounts payable                                                                                    1,791,262
   Accrued liabilities                                                                                 1,339,923
                                                                                                    -------------
        Total current liabilities                                                                      4,118,503


CAPITAL LEASE OBLIGATIONS, less current position                                                          70,978
DEFERRED INCOME TAXES                                                                                      9,344
                                                                                                    -------------
        Total liabilities                                                                              4,198,825
                                                                                                    -------------

COMMITMENTS AND CONTINGENCIES                                                                                 --

STOCKHOLDERS' EQUITY:

   Preferred stock issuable in series, no par value, 2,000,000 shares
        authorized; no shares issued and outstanding                                                          --
   Common Stock, no par value, 10,000,000 shares authorized;
        3,255,570 shares issued and outstanding                                                        9,766,622
   Additional paid-in capital                                                                            430,194
   Accumulated deficit                                                                                (1,611,062)
   Accumulated other comprehensive income                                                               (130,089)
                                                                                                    -------------
        Total stockholders' equity                                                                     8,455,665
                                                                                                    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                          $ 12,654,490
                                                                                                    =============

See accompanying notes to these condensed consolidated financial statements.


                   DIGITAL POWER CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)


                                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                      SEPTEMBER 30,
                                                                 2000           1999               2000              1999
                                                           -------------     -------------     -------------     -------------

REVENUES                                                   $  5,118,412      $  4,424,676      $ 13,644,120      $ 11,974,087

COST OF GOODS SOLD                                            3,686,061         3,246,669         9,702,442         9,009,935
                                                           -------------     -------------     -------------     -------------
   Gross Margin                                               1,432,351         1,178,007         3,941,678         2,964,152
                                                           -------------     -------------     -------------     -------------
OPERATING EXPENSES

   Engineering and product development                          318,300           329,189           868,212           760,471

   Marketing and selling                                        360,908           296,269         1,064,550           894,253

   General and administrative                                   536,256           355,826         1,509,943         1,071,300
                                                           -------------     -------------     -------------     -------------
        Total operating expenses                              1,215,464           981,284         3,442,705         2,726,024
                                                           -------------     -------------     -------------     -------------
INCOME FROM OPERATIONS                                          216,887           196,723           498,973           238,128
                                                           -------------     -------------     -------------     -------------
OTHER INCOME (EXPENSES):

   Interest income                                                  468             5,132             9,928            12,640

   Interest expense                                             (24,475)          (41,474)          (75,259)         (140,362)

   Translation (loss) gain                                          311            (2,958)           (4,646)           (9,218)

   Gain (loss) on disposal of assets                              6,111                --             7,679                --
                                                           -------------     -------------     -------------     -------------
        Other income (expense)                                  (17,585)          (39,300)          (62,298)         (136,940)
                                                           -------------     -------------     -------------     -------------
INCOME BEFORE INCOME TAXES                                      199,302           157,423           436,675           101,188

PROVISION FOR INCOME TAXES                                       85,400            60,100           215,400            98,900
                                                           -------------     -------------     -------------     -------------
NET INCOME                                                      113,902            97,323           221,275             2,288
                                                           -------------     -------------     -------------     -------------
Other comprehensive income (loss):
   Foreign currency translation adjustment                      (83,921)          159,172          (322,844)          (10,505)
                                                           -------------     -------------     -------------     -------------
COMPREHENSIVE INCOME (LOSS)                                $     29,981      $    256,495      $   (101,569)     $     (8,217)
                                                           =============     =============     =============     =============
NET INCOME PER SHARE
   BASIC                                                   $       0.04      $       0.04      $       0.08      $          *
                                                           =============     =============     =============     =============
   DILUTED                                                 $       0.03      $       0.03      $       0.06      $          *
                                                           =============     =============     =============     =============

                                                                                                                 * Less than $0.01

See accompanying notes to these condensed consolidated financial statements.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                          2000                    1999
                                                                      ------------            ------------
Cash Flows from Operating Activities:
   Net income                                                         $   221,275             $     2,288
   Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation and amortization                                   411,374                 358,381
          Gain on disposal of asset                                        (7,679)                     --
          Contribution to ESOP                                                 --                 117,113
          Foreign currency translation adjustment                           4,646                   9,218
          Inventory reserve                                                21,173                      --
          Warranty reserve                                                  1,516                      --
          Income tax benefit from exercise of stock options               151,084                      --
   Changes in operating assets and liabilities:
        Accounts receivable                                              (645,464)                 24,851
        Other receivables                                                 (45,687)                 24,924
        Income tax refund receivable                                       51,432                 217,189
        Inventory                                                        (578,412)                650,110
        Prepaid expenses                                                 (218,246)                (35,836)
        Deposits                                                           (2,898)                 26,319
        Accounts payable                                                  595,092                 280,820
        Accrued liabilities                                               173,681                (444,922)
        Other long-term liabilities                                       (25,000)                (10,043)
                                                                       ------------            ------------
          Net cash provided by operating activities                       107,887               1,220,412
                                                                       ------------            ------------
Cash Flows from Investing Activities:
   Purchases of property and equipment                                    (76,291)               (123,893)
   Proceeds from sale of asset                                             16,709                      --
                                                                       ------------            ------------
        Net cash used in investing activities                             (59,582)               (123,893)
                                                                       ------------            ------------
Cash Flows from Financing Activities:
   Proceeds from exercise of stock options                                753,932                      --
   Payments on long-term debt                                                  --                (117,114)
   Payments on capital lease obligations                                  (49,616)                (32,466)
   Principal payments on notes payable
   Net cash provided by (used in) financing activities                         --              (1,266,846)
                                                                      ------------            ------------
                                                                          704,316              (1,416,426)
                                                                      ------------            ------------
Effect of Exchange Rate Changes on Cash and Cash Equivalents             (327,478)                (19,723)
                                                                      ------------            ------------
Net decrease in cash and cash equivalents                                 425,143                (339,630)

Cash and cash equivalents, beginning of period                            824,708                 867,607
                                                                      ------------            ------------
Cash and cash equivalents, end of period                              $ 1,249,851             $   527,977
                                                                      ============            ============



See accompanying notes to these condensed consolidated financial statements

                            DIGITAL POWER CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at September 30, 2000, the results of operations for the three month and nine month periods ended September 30, 2000 and 1999, and cash flows for the nine months ended September 30, 2000 and 1999. The results for the period ended September 30, 2000, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000.

NOTE 2 - EARNINGS PER SHARE

The following represents the calculation of earnings per share:


                                                     FOR THE THREE MONTHS ENDED             FOR THE NINE MONTHS ENDED
                                                             SEPTEMBER 30,                        SEPTEMBER  30,
                                                   ------------------------------      --------------------------------
                                                       2000               1999            2000                  1999
                                                   -----------        -----------      -----------          -----------
                      BASIC
Net income                                         $  113,902         $   97,323       $  221,275           $    2,288

Weighted average number of common shares            2,904,480          2,771,435        2,831,461            2,771,435
                                                   -----------        -----------      -----------          -----------
Basic earnings per share                           $     0.04         $     0.04       $     0.08           $        *
                                                   ===========        ===========      ===========          ===========

                     DILUTED
Net income                                         $  113,902         $   97,323       $  221,275           $    2,288
                                                   -----------        -----------      -----------          -----------

Weighted average number of common shares            2,904,480          2,771,435        2,831,461            2,771,435

Common stock equivalent shares representing
    shares issuable upon exercise of stock
    options                                           845,767             64,981          636,743               65,226

Common stock equivalent shares representing
    shares issuable upon exercise of warrants          32,272                 --               --                   --
                                                   -----------        -----------      -----------          -----------
Weighted average number of shares used in
    calculation of diluted income per share         3,782,519          2,836,416        3,468,204            2,836,661
                                                   -----------        -----------      -----------          -----------
Diluted earnings per share                         $     0.03         $     0.03       $     0.06           $        *
                                                   ===========        ===========      ===========          ===========

                                                                                                           * Less than

                                                                                                                $0.01

NOTE 3 - SEGMENT REPORTING

The company has identified its segments based upon its geographic operations. These segments are represented by each of the Company's individual legal entities: Digital Power Corporation (DPC), Poder Digital, S.A. de C.V. (PD) and Digital Power Limited (DPL). Segment information is as follows:


                                                 For the Three Months Ended September 30, 2000

                           DPC                 PD                 DPL               Eliminations           Totals
                       ----------        -------------        -------------        ---------------       ----------

Revenues               $3,605,830        $         12         $   1,512,570        $           --        $5,118,412
                       ==========        =============        =============        ===============       ==========
Intersegment
  Revenues             $  114,560        $    663,862         $          --        $     (778,422)       $       --
                       ==========        =============        =============        ===============       ==========
Interest
  Income               $   30,520        $        327         $      (1,666)       $      (28,713)       $      468
                       ==========        =============        =============        ===============       ==========
Interest
  Expense              $   24,372        $        234         $      28,582        $      (28,713)       $   24,475
                       ==========        =============        =============        ===============       ==========
Income Tax
  Expense              $   70,000        $         --         $      15,400        $           --        $   85,400
                       ==========        =============        =============        ===============       ==========
Income
  (loss)               $  162,753        $    (57,650)        $       8,799        $           --        $  113,902
                       ==========        =============        =============        ===============       ==========


                                   For the Three Months Ended September 30, 1999

                             DPC              PD                    DPL              Eliminations          Totals
                       -------------     --------------       -------------        ---------------       ----------
Revenues               $   2,570,215     $       9,888        $   1,844,573        $           --        $4,424,676
                       =============     ==============       =============        ===============       ==========
Intersegment
  Revenues             $      68,109     $     544,757        $          --        $     (612,866)       $       --
                       =============     ==============       =============        ===============       ==========
Interest
  Income               $      32,892     $         953        $          --        $      (28,713)       $    5,132
                       =============     ==============       =============        ===============       ==========
Interest
  Expense              $      32,662     $       2,277        $      35,248        $      (28,713)       $   41,474
                       =============     ==============       =============        ===============       ==========

Income Tax
  Expense              $          --     $          --        $      60,100        $           --        $   60,100
                       =============     ==============       =============        ===============       ==========
Income
  (loss)               $      14,324     $     (18,155)       $     101,154        $           --        $   97,323
                       =============     ==============       =============        ===============       ==========




                                                 For the Nine Months Ended September 30, 2000

                         DPC                 PD                   DPL               Eliminations          Totals
                    ------------       --------------        --------------        --------------       -----------
Revenues            $ 9,378,402        $      10,016         $   4,255,702         $          --        $13,644,120
                    ============       ==============        ==============        ==============       ===========
Intersegment
  Revenues          $   380,952        $   1,805,742         $          --         $  (2,186,694)       $        --
                    ============       ==============        ==============        ==============       ===========
Interest
  Income            $    89,443        $       1,390         $       4,608         $     (85,513)       $     9,928
                    ============       ==============        ==============        ==============       ===========
Interest
  Expense           $    67,626        $       1,490         $      91,656         $     (85,513)       $    75,259
                    ============       ==============        ==============        ==============       ===========

Income Tax
  Expense           $   200,000        $          --         $      15,400         $          --        $   215,400
                    ============       ==============        ==============        ==============       ===========
Income
  (loss)            $   354,749        $     (54,105)        $     (79,369)        $          --        $   221,275
                    ============       ==============        ==============        ==============       ===========


                                                For the Nine Months Ended September 30, 1999

                        DPC                  PD                   DPL               Eliminations          Totals
                 --------------        ---------------        -------------        --------------       -----------
Revenues         $   7,003,497         $       19,540         $   4,951,050        $          --        $11,974,087
                 ==============        ===============        =============        ==============       ===========
Intersegment
  Revenues       $     169,019         $    1,585,206         $          --        $  (1,754,225)       $        --
                 ==============        ===============        =============        ==============       ===========
Interest
  Income         $      95,289         $        2,552         $          --        $     (85,201)       $    12,640
                 ==============        ===============        =============        ==============       ===========
Interest
  Expense        $     100,841         $        5,466         $     119,256        $     (85,201)       $   140,362
                 ==============        ===============        =============        ==============       ===========
Income Tax
  Expense        $          --         $           --         $      98,900        $          --        $    98,900
                 ==============        ===============        =============        ==============       ===========
Income
  (loss)         $     (80,845)        $      (34,379)        $     117,512        $          --        $     2,288
                 ==============        ===============        =============        ==============       ===========



NOTE 4 - INCOME TAXES

Income tax expense is comprised of the following



                                    For The Three Months Ending          For The Nine Months Ending
                                            September 30,                      September 30,
                               ----------------------------------        ---------------------------
                                     2000                  1999              2000           1999
                               --------------           ---------        ----------     ------------
        Federal                $       53,000           $      --        $  155,000     $       --
        State                          17,000                  --            45,000             --
        Foreign                        15,400              60,100            15,400         98,900
                               --------------           ---------        ----------     ------------
Total                          $       85,400           $  60,100        $  215,400     $   98,900
                               ==============           =========        ==========     ============


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

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000, COMPARED TO SEPTEMBER 30, 1999

REVENUES

Revenues increased by 15.7% to $5,118,412 for the three months ended September 30, 2000, from $4,424,676 for the three months ended September 30, 1999. Revenues from the Company's United Kingdom's operations of Digital Power Ltd. decreased 18.0% to $1,512,570 for the three months ended September 30, 2000, from $1,844,573 for the three months ended September 30, 1999. Revenues attributed to the United States operations increased by 40.5% from the same quarter during the prior year due primarily to increases in units shipped to five large United States OEM customers. The decrease in UK revenues can be attributed primarily to the soft market conditions for some of Digital Power Ltd. older product lines, including military and defense products.

For the nine months ended September 30, 2000, revenues increased by 14.0% to $13,644,120 from $11,974,087 for the nine months ended September 30, 1999. The increase in revenues during the nine months ended September 30, 2000, can be attributed primarily to significant increases in units shipped to five large

United States OEM customers. For the nine months ended September 30, 2000, Digital Power Ltd. contributed $4,255,702 to the Company's revenues compared to $4,951,050 for the nine months ended September 30, 1999.

GROSS MARGINS

Gross margins were 28.0% for the three months ended September 30, 2000, compared to 26.6% for the three months ended September 30, 1999. The improvement in gross margins can primarily be attributed to the above mentioned increase in OEM business, which tends to have better gross margins, and cost reductions resulting from an increase in units manufactured in China.

Gross margins were 28.9% for the nine months ended September 30, 2000, compared to 24.8% for the nine months ended September 30, 1999. The increase in gross margins can primarily be attributed to increased business and manufacturing in China, as noted above.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were 17.5% of revenues for the three months ended September 30, 2000, compared to 14.7% for the three months ended September 30, 1999. Selling, general and administrative expenses were 18.9% of revenues for the nine months ended September 30, 2000, compared to 16.4% for the nine months ended September 30, 1999. Increased selling, general and administrative expenses can be attributed primarily to an increased marketing staff, increased commissions paid and increased investor relations expenses.

ENGINEERING AND PRODUCT DEVELOPMENT

Engineering and product development expenses were 6.2% of revenues for the three months ended September 30, 2000, and 7.4% for the three months ended September 30, 1999. Engineering and product development expenses were 6.4% of revenues for the nine months ended September 30, 2000, compared to 6.4% for the nine months ended September 30, 1999. While actual dollars spent on engineering for the three months ended September 30, 2000 and 1999 remained flat, increased revenues for the three months ended September 30, 2000 caused engineering and product development expenses, as a percentage of revenues, to decrease. For the nine months ended September 30, 2000, increases in engineering and product development expenses reflect the Company's continuing commitment to new product development.

INTEREST EXPENSE

Interest expense, net of interest income, was $24,007 for the three months ended September 30, 2000, compared to $36,342 for the three months ended September 30, 1999. Interest expense, net of interest income, was $65,331 for the nine months ended September 30, 2000, compared to $127,722 for the nine months ended September 30, 1999. The decrease in interest expense is related primarily to payments made to reduce notes payable.

INCOME BEFORE INCOME TAXES

For the three months ended September 30, 2000, the Company had an income before income taxes of $199,302 compared to income before income taxes of $157,423 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, the Company had income before income taxes of $436,675 compared to income of $101,188 for the nine months ended September 30, 1999.

INCOME TAX

The provision for income tax increased from $60,100 for the three months ended September 30, 1999, to $85,400 for the three months ended September 30, 2000, and increased from $98,900 for the nine months ended September 30, 1999, to $215,400 for the nine months ended September 30, 2000. The decrease in the effective tax rate for the nine months ended September 30, 2000, reflects an increased 1999 taxable income from the UK operations without a corresponding benefit from losses generated in the US operations, resulting in an unusually high effective tax rate for 1999.

NET INCOME

Net income for the three months ended September 30, 2000, was $113,902 compared to $97,323 for the three months ended September 30, 1999. Net income for the nine months ended September 30, 2000, was $221,275, compared to $2,288 for the nine months ended September 30, 1999. The increase in net income for the three month period was due to the reduction in operating and other expenses implemented to bring costs in line with revenue levels, while the increase in net income for the nine month period is related to increased revenues for the nine month period, primarily related to the Company's United States operations.

We do not believe that our business is seasonal. In the event inflation increases, this may have a negative effect on our sales or gross margin since we may be required to increase the cost of our products.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2000, the Company had cash of $1,249,851 and working capital of $6,434,302. This compares with cash of $527,977 and working capital of $5,274,473 at September 30, 1999. The increase in working capital was due to an increase in inventory, other receivables and prepaid expenses and a decrease in the current portion of long term debt, offset by a decrease in accounts receivable and income tax refund receivable and increase in accounts payable and accrued liabilities, resulting in an increase in cash and cash equivalents. Cash provided by operating activities for the Company totaled $107,887 and $1,220,412 for the nine months ended September 30, 2000 and 1999.

Cash used in investing activities was $59,582 for the nine months ended September 30, 2000, compared to $123,893 for the nine months ended September 30, 1999. Net cash provided by (used in) financing activities was $704,316 for the nine months ended September 30, 2000, compared to ($1,416,426). The cash provided by financing activities in 2000 was primarily proceeds from the exercise of stock options. Cash used in financing activities in 1999 was primarily the payments on outstanding borrowings.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDS

None.

ITEM 2.  CHANGES IN SECURITIES

(c) On October 25, 2000, we issued 5,000 shares of common stock and warrants to purchase 60,000 shares of common stock at $3.88 per share to C.C.R.I. and Donner Corp. International for investment relation services. The Company believes that C.C.R.I. and Donner Corp. International are sophisticated investors and the issuances were exempt from registration under Section 4(2) of the 1933 Act. No commissions were paid. None.

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

                                                  DIGITAL POWER CORPORATION
                                                       (Registrant)


Date:  November 15, 2000                   /s/    ROBERT O. SMITH
                                                  ------------------------------
                                                  Robert O. Smith
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)



Date:  November 15, 2000                   /s/    PHILIP G. SWANY
                                                  -----------------------------
                                                  Philip G. Swany
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)