Form 10KSB
period 2000-12-31
DIGITAL POWER CORP
filed 2001-04-16
CIK 896493

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)
   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____


                                   DIGITAL POWER CORPORATION
                    (Exact name of registrant as specified in its charter)


           California                          3679                           94-1721931
-------------------------------    ------------------------------         -------------------
(State or other jurisdiction of    (Primary Standard Industrial            (I.R.S. Employer
 incorporation or organization)        Classification Code)               Identification No.)




       41920 Christy Street, Fremont, California 94538-3158; 510-657-2635
       ------------------------------------------------------------------
          (Address and telephone number of principal executive offices)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the year ended December 31, 2000, were $17,882,730.

As of March 15, 2001, the aggregate market value of the voting common stock held by non-affiliates was approximately $4,857,120 based on the closing price of $1.50 per share.

As of March 15, 2001, the number of shares of common stock outstanding was 3,260,680.

Transitional Small Business Disclosure Format (check one):  Yes     No  x

        With the exception of historical facts stated herein, the following discussion may contain forward-looking statements regarding events and financial trends which may affect Digital Power's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause Digital Power's actual results and financial position to differ materially from those anticipated in such forward-looking statements. Factors that could cause actual results to differ materially include, in addition to other factors identified in this report, a high degree of customer concentration, the loss of a key customer, dependence on the computer and electronic equipment industries, competition in the power supply industry, dependence on Guadalajara, Mexico facility, and dependence on key personnel, all of which factors are set forth in more detail in the sections entitled "Certain Considerations" and "Management's Discussion and Analysis or Plan of Operation" herein. Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance. Digital Power's disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

        As used in this annual report, the terms "we," "us," "our," the "Company," "Digital" or "Digital Power" mean Digital Power Corporation and its subsidiaries unless otherwise indicated.

                                     PART I.

Item 1.  Description of Business

General

        We are a California corporation originally formed in 1969. Our corporate office is located in Fremont, California. We have a manufacturing facility in Guadalajara, Mexico, and a design, manufacturing, and sales facility in Salisbury, England. We design, develop, manufacture, and sell 50 watt to 750 watt switching power supplies and DC/DC converters to original equipment manufacturers ("OEMs") of computers and other electronic equipment. Through our subsidiary Digital Power Limited, we also design, manufacture and sell uninterruptible power supplies, power conversion and distribution equipment for naval and military applications and DC/AC inverters primarily for the telecommunications industry in Europe under the label Gresham Power Electronics. Power supplies are critical components of electronic equipment that supply, convert, distribute, and regulate electrical power. The various subsystems within electronic equipment require a steady supply of direct current (DC) electrical power, usually at different voltage levels from the other subsystems within the equipment. In addition, the electronic components and subsystems require protection from the harmful surges and drops in electrical power that commonly occur over power lines.

        Power supplies satisfy these issues of allocation and protection by (i) converting alternating current (AC) electricity into DC; (ii) by dividing a single input voltage into distinct and isolated output voltages; and (iii) by regulating and maintaining such output voltages within a narrow range of values.

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

        One of the great advantages of switching power supplies, in addition to the high efficiency, is their high power density, or power-to-volume ratio. This density is the result of the reduction in the size of the various components. Our switching power supply products have a high power density and are generally smaller than those of competitors. For example, to the best of our knowledge our US100 series of power supplies, when originally introduced on a 3"x 5" printed circuit board, was the smallest 100 watt off-line (AC input) power supply available in the industry.

        Another advantage of our power supply products is the extreme flexibility of design. We have designed the base model power supply products so that they can be quickly and inexpensively modified and adapted to the specific power supply needs of any OEM. This "flexibility" approach has allowed us to provide samples of modified power supplies to OEM customers in only a few days after initial consultation, an important capability given the emphasis placed by OEMs on "time to market." This "flexibility" approach also results in very low non-recurring engineering (NRE) expenses. Because of reduced NRE expenses, we do not charge our OEM customers for NRE related to tailoring a power supply to a customer's specific requirements. This gives us a distinct advantage over our competitors, many of whom do charge their customers for NRE expenses. Our marketing strategy is to exploit this combination of high power density, design flexibility, and short time-to-market to win an increasing share of the growing power supply market.

        In addition to the line of proprietary products offered, and in response to requests from OEMs, we also provide "value-added services." The term "value-added services" refers to our incorporation of an OEM's selected electronic components, enclosures, and cable assemblies with our power supply products to produce a power subassembly that is compatible with the OEM's own equipment and specifically tailored to meet the OEM's needs. We purchase parts and components that the OEM itself would otherwise attach to or integrate with our power supply, and we provide the OEM with that integration and installation service, thus saving the OEM time and money. We believe that this value-added service is well-suited to those OEMs who wish to reduce their vendor base and minimize their investment in manufacturing which leads to increased fixed costs. Based on the value-added services, the OEMs do not need to build assembly facilities to manufacture their own power subassemblies and thus are not required to purchase individual parts from many vendors.

        We are a California corporation originally formed in 1969 through a predecessor. Unless the context indicates otherwise, any reference to "Digital Power" herein includes our wholly-owned Mexican subsidiary, Poder Digital S.A. de C.V. and our wholly-owned United Kingdom subsidiary, Digital Power Limited, dba Gresham Power Electronics. Further, unless otherwise indicated, reference to dollars in this report shall mean United States dollars.

Digital Power Limited

        In 1998, we acquired the assets of Gresham Power Electronics. Our wholly-owned subsidiary, headquartered in Salisbury, England, Digital Power Limited designs, manufactures, and distributes switching power supplies, uninterruptible power supplies, and frequency converters for the commercial and military markets under the name Gresham Power Electronics. Uninterruptible power supplies (UPS) are devices that are inserted between a primary power source and the primary power input of the electronic equipment to be protected for the purpose of eliminating the effects of transient anomalies or temporary outages. A UPS consists of an inverter that is powered by a battery that is kept trickle-charged by rectified AC from an incoming power line. In the event of a power interruption, the battery takes over without the loss of even a fraction of a cycle in the AC output of the UPS. The battery also provides protection against transients. A frequency converter is an electronic unit for speed control of a phase induction motor. The frequency converters manufactured by Digital Power Ltd. are used to convert a warship's generated 60 cycle electricity supply to 400 cycles. This 400 cycle supply is used to power critical equipment such as the ship's gyro, compass and weapons systems. The acquisition of Gresham Power Electronics has diversified our product line, provided greater access to the United Kingdom and European markets, and strengthened our engineering and technical resources. For the year ended December 31, 2000, Digital Power Limited contributed approximately 30% to our gross revenues.

The Market

        Since virtually all electronic equipment requires power supplies, the overall market for power supplies is very large. The growth of the power supply industry has paralleled that of the general electronics industry. Since 1994, growth has escalated at an even faster pace, fueled by the demand for networking communications equipment and computing equipment and its peripherals. Future growth is expected to come from the same markets, as internet and intranet networking and cellular and digital telephones continue to become popular around the world.

        The electronic power supply market is typically split into "captive" and "merchant" market segments. The captive segment of the market is represented by OEMs who design and manufacture power supplies for use in their own products. The remaining power supply market is served by merchant power supply manufacturers, such as Digital Power, that design and manufacture power supplies for sale to OEMs.

        We believe that the merchant market is the fastest growing segment of the power supply market, as OEMs continue to outsource their power supply requirements. We believe that this increase is due, in part, to the fact that power supplies are becoming an increasingly complex component in the eyes of OEMs, with constantly changing requirements such as power factor correction
(PFC) and  filtering  specifications  to minimize  electromagnetic  interference
(EMI).

        The power supply market can also be divided between "custom" and "standard" power supplies. Custom power supplies are those that are customized in design and manufactured with a specific application in mind, whereas standard power supplies are sold off-the-shelf to customers whose electronic equipment can operate from standard output voltages such as 5, 12, or 24 volts. Power supplies in the captive market that are designed and manufactured by an OEM for use in its own equipment are an example of a custom design, as the product is not intended for resale. However, custom power supplies are also common in the merchant market, as certain OEMs contract with power supply manufacturers to design a product that meets the form, fit, and function requirements of that OEM's specific application. A subset of the standard segment of the market has evolved, commonly known as the "modified standard" segment, comprising power supply products that have the performance characteristics of a standard power supply, but require certain, usually minor, modifications. These modifications typically involve an adjustment to one of the standard output voltages, such as from 5 volts to 7 volts, or from 15 volts to 18.5 volts.

        The power supply industry is highly fragmented. There are approximately 300 domestic merchant power supply competitors in the United States, with over 200 that generate less than $5 million in revenues. No one manufacturer holds more than ten percent of the total market. The merchant market segment is also highly fragmented according to the power level, technology, packaging, or application of a merchant's particular power supply. Most merchant manufacturers concentrate on niche markets, whether power ranges or industry segments.

        With no industry standards for power supplies, it is very difficult to design out an existing power supply component, which prevents large companies from quickly gaining market share. The key to being a profitable manufacturer is to have long-term expertise in power electronics and to be able to provide products needed by customers. We have targeted and serve the industrial and office automation, industrial and portable computing, and networking applications niches of the merchant market. We believe that our focus on high-efficiency, high-density, design-flexible power supplies is ideally suited to the rapid growth opportunities existing in this market segment.

        Geographically, we primarily serve the North American power electronics market with AC/DC power supplies and DC/DC converters ranging from 50 watts to 750 watts of total output power. Digital Power Ltd. serves the United Kingdom and the European marketplace with AC/DC power supplies, uninterruptible power supplies, and frequency inverters. Both commercial and government (Ministry of Defense) markets are served by Digital Power Ltd.

Customers

        Our products are sold domestically and in Canada through a network of 14 manufacturers' representatives. We also have 23 stocking distributors in the United States and Europe. In addition, we have formed strategic relationships with three of our customers to private label our products. Our customers can generally be grouped into three broad industries, consisting of the computer, telecommunication, and instrument industries. We have a current base of over 150 active customers, including companies such as Telex, Dot Hill, Motorola, Extreme Networks, Foundry Networks, JDS Uniphase, Ericsson, British Telecom and Lucent.

        Gresham Power Electronic products are sold primarily in the United Kingdom and to a lesser extent in Europe. Our customers in Europe include the United Kingdom Ministry of Defense, Vosper Thorney Croft, Emerson and Seimens.

Strategy

        Our strategy is to be the supplier of choice to OEMs requiring a high-quality power solution where size, rapid modification, and time-to-market are critical to business success. Target market segments include telecommunications, networking, switching, mass storage, and industrial and office automation products. While many of these segments would be characterized as computer-related, we do not participate in the personal computer (PC) power supply market because of the low margins arising out of the high volume and extremely competitive nature of that market.

        We intend to continue our sales primarily to existing customers while simultaneously targeting sales to new customers. We believe that our "flexibility" concept allows customers a unique choice between our products and products offered by other power supply competitors. OEMs have typically had to settle for a standard power supply product with output voltages and other features predetermined by the manufacturer. Alternatively, if the OEM's product required a different set of power supply parameters, the OEM was forced to design this modification in-house, or pay a power supply manufacturer for a custom product. Since custom-designed power supplies are development-intensive and require a great deal of time to design, develop, and manufacture, only OEMs with significant volume requirements can economically justify the expense and delay associated with their production. Furthermore, since virtually every power conversion product intended for use in commercial applications requires certain independent safety agency testing at considerable expense, such as by Underwriters Laboratories, an additional barrier is presented to the smaller OEM. By offering OEM customers a new choice with Digital Power "flexibility" series, we believe we have an advantage over our competitors. Our "flexibility" series is designed around a standardized power platform, but allows the customer to specify output voltages tailored to its exact requirements within specific parameters. Furthermore, OEMs are seeking power supplies with greater power density and higher efficiency. Digital Power's strategy in responding to this demand has been to offer increasingly smaller power supply units or packages.

Product Strategy and Products

        We have ten series of base designs from which thousands of individual models can be produced. Each series has its own printed circuit board (PCB) layout that is common to all models within the series regardless of the number of output voltages (typically one to four) or the rating of the individual output voltages. A broad range of output ratings, from 2.0 volts to 48 volts, can be produced by simply changing the power transformer construction and a small number of output components. Designers of electronic systems can determine their total power requirements only after they have designed the system's electronic circuitry and selected the components to be used in the system. Since the designer has a finite amount of space for the system and may be under competitive pressure to further reduce its size, a burden is placed on the power supply manufacturer to maximize the power density of the power supply. A typical power supply consists of a PCB, electronic components, a power transformer and other electromagnetic components, and a sheet metal chassis. The larger components are typically installed on the PCB by means of pin-through-hole assembly where the components are inserted into pre-drilled holes and soldered to electrical circuits on the PCB. Other components can be attached to the PCB by surface mount interconnection technology (SMT) which allows for a reduction in board size since the holes are eliminated and components can be placed on both sides of the board. Our US100 series is an example of a product using this manufacturing technology.

        Digital Power's "flexibility" concept applies to all of our US, UP/SP, DP and UPF product series. A common printed circuit board is shared by each model in a particular family, resulting in a reduction in parts inventory while allowing for rapid modifiability into thousands of output combinations. The following is a description of our products.

        The US50 series of power supplies consists of compact, economical, high efficiency, open frame switchers that deliver up to 50 watts of continuous power, or 60 watts of peak power, from one to four outputs. The 90-264 VAC universal input allows them to be used worldwide without jumper selection.

Flexibility options include power good signal, an isolated V4 output, and UL544 (medical) safety approval. All US50 series units are also available in 12VDC, 24VDC, or 48VDC inputs. This optional DC input unit (DP50 series) maintains the same pin-out, size, and mounting as the US50 series.

        The US70 series of power supplies is similar to the US50 series, a compact, economical, highly efficient, open frame switcher that delivers up to 65 watts with a 70 watt peak. This unit is offered with one to four outputs, a universal input rated from 90 to 264 VAC, and is only slightly larger than the US50 series. The US70 series is differentiated from competitive offerings by virtue of its smaller size, providing up to four outputs while competitors typically are limited to three outputs. Flexibility options include cover, power good signal, an isolated V4 output, and UL544 (medical) safety approval. The DP70 is the same as the US70 except the input is 48 volts DC. We also offer 12 & 24VDC DC input on this series where the model series changes to DN & DM. This type of product is ideal for low profile systems, with the power supply measuring 3.2" x 5" x 1.5".

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

        The UP300 series consists of economical, high efficiency, open frame switchers that deliver up to 300 watts of continuous, or 325 watts of peak power, from one or two outputs. The 115/230VAC auto- selectable input allows them to be used worldwide. On-board EMI filtering is a standard feature. Flexibility options include a cover, power fail/power good signal, and an isolated 2nd output. The UP300 is also available as the SP300 series, which is jumper selectable between 115 and 230VAC and provides the OEM an even more economical solution. This product can be used in network switching systems or other electronic systems where a lot of single output current, such as 5, 12, 24, or 48 volt current might be required.

        The US250 series consists of economical, high efficiency, open frame switchers that deliver up to 250 watts of continuous power, or 300 watts of peak power, from one to four outputs. The 115/230VAC auto-selectable input allows them to be used worldwide. Flexibility options include cover, power fail/power good signal, enable/inhibit, and an isolated V3 output. All US250 series units are also available with 12VDC, 24VDC, or 48VDC inputs. This optional DC input unit (DP250) maintains the same pin- out, size, and mounting as the US250 series.

        The US350 series is a full-featured unit that has active power factor correction and was designed to be field-configurable by our international and domestic sales channels. This feature allows the stocking distributor to lower its inventory costs but still maintain the required stock to rapidly provide power supplies with the unique combination of output voltages required by an OEM. This unit delivers 350 watts from one to four output modules and meets the total harmonic distortion spec EN 61000-3-2. The US350 has an on-board EMI filter and operates from 90-264 VAC input. This unit measures 9" x 5" x 2.5". It can operate without any minimum loads and has an optional internal fan and power fail/power good signal.

        Two of our newer products are the UPF 150 and UPF 300 series. The UPF 150 is an open-frame switcher that delivers up to 150watts of continuous power from one to four outputs. The UPF 150 is endowed with power factor correction and a Class B EMI filter, making the series particularly well-suited for those customers selling into the international market place. Also incorporating active power factor correction, the UPF 300 delivers up to 300 watts from one or two outputs and measures 8" x 4.5" x 2".

        We offer our customers various types of value-added services, which may include the following additions to their standard product offerings:

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

        These services incorporate one of our base products along with additional enclosures, cable assemblies, and other electronic components to arrive at a power subassembly. This strategy matches with those OEMS wishing to reduce their vendor base, as the turnkey sub-assembly allows customers to eliminate other vendors.

        Other than certain fabricated parts such as printed circuit boards and sheet metal chassis which are readily available from many suppliers, we use no custom components. Typically, two suppliers are qualified for every component, with the exception being one line transformer manufactured by Spitznagel. This transformer is designed into one of our products, which accounted for less than 5% of our total sales in 2000.

        Gresham Power Electronics' primary product lines include the following:

        Military Power Supplies. Design and manufacture of AC and DC power conversion equipment which is intended for naval and other applications where arduous duties demand quality and reliability. Products include transformer rectifier units to 15KVA and Static Frequency Converters to 5KVA.

        Commercial  Component Power Supplies.  Distribution   and service of all
Digital Power's product lines to non-American markets.

        Uninterruptible Power Supplies. Distribution and service of uninterruptible power supplies mainly to the United Kingdom telecommunications industry. Products offered range from 250VA to 100KVA but main market is up to 10KVA.

        Telecommunications Inverters.  Design   and   manufacture  of DC  to AC
sine-wave inverters. Rugged equipment intended for use in remote areas for the support of mobile telecommunications installations.

Manufacturing Strategy

        Consistent with our product flexibility strategy, we aim to maintain a high degree of flexibility in our manufacturing processes in order to respond to rapidly changing market conditions. With few exceptions, the competitive nature of the power supply industry has placed continual downward pressure on selling prices. In order to achieve low cost manufacturing with a labor-intensive product, manufacturers have the option of automating much of the labor out of their product, or producing their product in a low labor cost environment. Given the high fixed costs of automation and the resistance this places on making major product changes, we believe that our flexible manufacturing strategy is best achieved through a highly variable cost of operation. In 1986, we established a wholly-owned subsidiary in Guadalajara, Mexico to assemble our products. This manufacturing facility performs materials management, sub-assembly, final assembly, and test functions for the majority of our power supply products. Currently, almost all of our manufacturing, including our value-added services, is done at a 16,000 square foot facility operated by our wholly-owned subsidiary, Poder Digital, S.A. de C.V., located in Guadalajara, Mexico. In addition, we have entered into an agreement with Fortron/Source Corp. to manufacture our products at a facility located in China on a turnkey basis. Purchases from Fortron/Source will be made pursuant to purchase orders and the agreement may be terminated upon 120 days notice. We are manufacturing approximately 20% of our product requirements through Fortron/Source and expect to increase these production levels due to cost advantages achieved through Chinese procurement. We believe that the facility in China complements our manufacturing facility in Guadalajara, Mexico since the facility in China allows us to produce power supplies with sufficient lead time at lower costs, while the Guadalajara facility will continue to manufacture power supplies that need a quick turnaround or modification.

Digital Power Limited Manufacturing

        Digital Power Limited is ISO9001-1 certified and operates from a 25,000 sq. ft leased facility located in Salisbury U.K.

        The products manufactured in Salisbury are physically quite different from those produced in Guadalajara, but the factory is organized on similar lines; where all procurement of component parts is out- sourced with only final assembly, test and quality assurance taking place in-house.

        Sales and service support staff for the European network of distributors for Digital Power products are located within the building together with other functions such as Engineering and Administration. The company operates a fully integrated production control and accounting system.

Sales, Marketing and Customers

        During 2000, we had revenues of $17,882,730 and net income of $95,167, compared to revenues of $15,354,018 and net income of $33,427 during fiscal year 1999.

        Digital Power markets its products through a network of thirteen domestic and one Canadian independent manufacturers' representatives. Each representative organization is responsible for managing sales in a particular geographic territory. Generally, the representative has exclusive access to all potential customers in the assigned territory and is compensated by commissions at 5% of net sales after the product is shipped, received, and paid for by the customer. Typically, either we or the representative organization may terminate the agreement with 30 day's written notice.

        In certain territories, we have entered into agreements with 23 stocking distributors who buy and resell our products. For the fiscal years ended December 31, 2000 and 1999, distributor sales accounted for 31.6% and 22.7%, respectively, of our total sales. Over this same period, one distributor accounted for 11.6% and 10.9%, respectively, of total sales. In addition, international sales through stocking distributors accounted for less than 5% of our sales. In general, the agreements with stocking distributors are subject to annual renewal and may be terminated upon 90 days' written notice. Although these agreements may be terminated by either party in the event a stocking distributor decides to terminate its agreement with us, we believe that we would be able to continue the sale of our products through direct sales to the customers of the stocking distributor. Further, and in general, stocking distributors are eligible to return 25% of their previous six-months' sales for stock rotation. For the past three years, stock rotations have not exceeded one percent of total sales.

        We have also entered into agreements with two private label customers who buy and resell our products. Under these agreements, we sell our products to the private label company who then resells the products with its label to its customers. We believe that these private label agreements expand our market by offering the customer a second source for our products. The private label agreements may be terminated by either party. Further, the private label agreement requires that any product subject to a private label be available for five years. For the years ended December 31, 2000 and 1999, private label sales accounted for 3.1% and 3.7%, respectively, of total sales.

        Our promotional efforts to date have included product data sheets, feature articles in trade periodicals, and trade shows. Our future promotional activities will likely include space advertising in industry-specific publications, a full-line product catalog, application notes, and direct mail to an industry-specific mail list.

        Our products are warranted to be free of defects for a period ranging from one to two years from date of shipment. No significant warranty returns were experienced in either 2000 or 1999. As of December 31, 2000 and 1999, our warranty reserve was $266,451 and $212,782, respectively.

Competition

        The merchant power supply manufacturing industry is highly fragmented and characterized by intense competition. Our competition includes over 500 companies located throughout the world, some of whom have advantages over us in terms of labor and component costs, and some of whom may offer products comparable in quality to ours. Many of our competitors, including PowerOne, Artesyn Technologies, Inc., ASTEC America, Lambda Electronics, Westinghouse, Belix and American Power Conversion have substantially greater fiscal and marketing resources and geographic presence than we do. If we continue to be successful in increasing our revenues, competitors may notice and increase competition for our customers. We also face competition from current and prospective customers who may decide to design and manufacture internally the power supplies needed for their products. Furthermore, certain larger OEMs tend to contract only with larger power supply manufacturers. This factor could become more problematic to us if consolidation trends in the electronics industry continue and some of the OEMs to whom we sell our products are acquired by larger OEMs. To remain competitive, management believes that we must continue to compete favorably on the basis of value by providing advanced manufacturing technology, offering superior customer service and design engineering services, continuously improving quality and reliability levels, and offering flexible and reliable delivery schedules. We believe we have a competitive position with our targeted customers who need a high-quality, compact product which can be readily modified to meet the customer's unique requirements. However, there can be no assurance that we will continue to compete successfully in the power supply market.

Research and Development

        Our research and development efforts are primarily directed toward the development of new standard power supply platforms which may be readily modified to provide a broad array of individual models. Improvements are constantly sought in power density, modifiability, and efficiency, while we attempt to anticipate changing market demands for increased functionality, such as PFC and improved EMI filtering. Internal research is supplemented through the utilization of consultants who specialize in various areas, including component and materials engineering and electromagnetic design enhancements to improve efficiency, while reducing the cost and size of our products. Product development is performed at our headquarters in California by three engineers who are supported and assisted by five technicians. Our total expenditures for research and development were $1,166,015 and $952,690 for the years ended December 31, 2000 and 1999, respectively, and represented 6.52% and 6.20% of our total revenues for the corresponding periods.

Employees

        As of December 31, 2000, we had approximately 400 full-time employees, with 320 of these employed at our wholly-owned subsidiary Poder Digital located in Guadalajara, Mexico, and 50 employed by Digital Power Ltd. The employees of Digital Power's Mexican operation are members of a national labor union, as are most employees of Mexican companies. We have not experienced any work stoppages at any of our facilities and believe that our employee relations are good.

Guadalajara, Mexico Facility and Foreign Currency Fluctuations

        We produce substantially all of our products at our 16,000 square foot facility located in Guadalajara, Mexico. The products are then delivered to Fremont, California for testing and distribution. We believe that we have a good working relationship with our employees in Guadalajara, Mexico and have recently signed a five-year contract with the union representing the employees. In 1997, we entered into a "turnkey" manufacturing contract with a manufacturer located in China to produce our products in an attempt to reduce our dependence on our Mexican facility. At this time the purchase of products from the manufacturer located in China accounts for approximately 20% of revenues and requires advance scheduling which affects our ability to produce products quickly. However, if our revenues grow as anticipated, we intend to manufacture more of our products utilizing the Chinese manufacturer. In the event that there is an unforeseen disruption at the Guadalajara production plant or with the Chinese manufacturer, such disruption may have an adverse effect on our ability to deliver our products and may adversely affect our financial operations.

        Further,  the  Guadalajara,   Mexico  facility  conducts  its  financial
operations using the Mexican peso and Gresham Power conducts its financial operation using the United Kingdom pound. Therefore, due to financial conditions beyond our control, we are subject to monetary fluctuations between the U.S. dollar, Mexican peso, and United Kingdom pound.

                             CERTAIN CONSIDERATIONS

        In addition to the other information presented in this report, the following should be considered carefully in evaluating us and our business. This report contains various forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and elsewhere in this report.

We are dependent on a limited number of customers.

        Traditionally, we have relied on a limited number of customers for growth in sales. For the year ended December 31, 2000, one OEM customer accounted for 11.6% of our total revenue. We cannot assure you that we will be able to retain current customers, and the loss of any major OEM customer may have an adverse effect on our revenues.

We have entered into a $3 million credit facility which is secured by all our assets.

        We have a $3,000,000 line of credit pursuant to a promissory note agreement. This promissory note is secured by all of our assets. In the event we default under the promissory note, the bank may have the right to attach all of our assets which would adversely affect our operations.

        DPL has a $500,000 line of credit pursuant to a loan agreement. In the event of a loan being used, the loan would be collateralized by substantially all of the DPL's assets. At December 31, 2000, no principal or accrued interest was outstanding.

We are dependant on computer and other electronic equipment industries

        Substantially all of our existing customers are in the computer and other electronic equipment industries and manufacture products which are subject to rapid technological change, obsolescence, and large fluctuations in demand. These industries are further characterized by intense competition. The OEMs serving these markets are pressured for increased product performance and lower product prices. OEMs, in turn, make similar demands on their suppliers, such as us, for increased product performance and lower prices. The computer industry is inherently volatile. Recently, certain segments of the computer and other electronic industries have experienced a significant softening in product demand. Such lower demand may affect our customers, in which case the demand for our products may decline, our growth could be adversely affected.

We are dependent on the performance of our facility in Guadalajara, Mexico and manufacturer in China; Foreign currency risks

        Substantially all of our products sold by Digital Power in the United States are produced at our facility located in Guadalajara, Mexico. We also have a "turnkey" manufacturing contract with a manufacturer located in China to produce our products in an attempt to reduce our dependence on our Mexican facility. For the years ended December 31, 2000 and 1999, the purchase of products from our manufacturer located in China accounts for approximately 20% of our revenues.

We are dependant upon key personnel

        Our performance is substantially dependent on the performance of its executive officers and key personnel, and on its ability to retain and motivate such personnel. The loss of any of our key personnel, particularly Robert O. Smith, Chief Executive Officer, could have a material adverse effect on our business, financial condition and operating results. We have "key person" life insurance policies on Mr. Smith in the aggregate amount of $2 million.

We are dependant on suppliers

        We rely on, and will continue to rely on, outside parties to manufacture parts, components and equipment. We cannot assure you that these suppliers will be able to meet our needs in a satisfactory and timely manner or that we will be able to obtain additional suppliers when and if necessary. A significant price increase, a quality control problem, an interruption in supply or other difficulties with third party manufacturers could have a material and adverse effect on our ability to successfully provide our products. Further, the failure of third parties to deliver the products, components, necessary parts or equipment on schedule, or the failure of third parties to perform at expected levels, could delay our delivery of power supply products. Recently, we have experience lengthening lead time and allocations of certain components, including tantalum capacitors and cores, and other surface mount technology parts.

Our products are not patentable

        Our products are not subject to any U.S. or foreign patents. We believe that because our products are continually updated and revised, obtaining patents would be costly and not beneficial. Therefore, we cannot guarantee that other competitors or former employees will make use of and develop proprietary information on which we rely.

Our common stock price is volatile

        Our common stock is listed on the American Stock Exchange and is thinly traded. In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects.

The exercise of outstanding options and warrants may adversely affect our stock price and your percentage of ownership

        As of December 31, 2000, options to purchase 938,720 shares of common stock, with a weighted average exercise price of $2.39 exercisable at prices ranging from $1.5625 to $6.25 per share were outstanding. The exercise of these options may have an adverse effect on the price of our common stock price and will dilute existing shareholder percentage ownership in us.

Item 2.  Description of Properties.

        Our headquarters are located in approximately 9,500 square feet of leased office, research and development space in Fremont, California. We paid $6,653 per month, subject to adjustment, and the lease expired on January 31, 2001. The Fremont California lease was renewed until January 31, 2004, with monthly rent increasing to $14,725 over the next three years. Our manufacturing facility is located in 16,000 square feet of leased space in Guadalajara, Mexico. We pay approximately $4,583 per month, subject to adjustment, and the lease expires in February 2001. The Guadalajara, Mexico lease was renewed to 2003 with monthly rent increasing to $6,400. Gresham Power leases approximately 25,000 square feet for its location in Salisbury, England. Gresham Power pays rent of approximately (pound)17,500 per quarter, and the lease will expire September 26, 2009. We believe that our existing facilities are adequate for the foreseeable future and have no plans to expand them.

Item 3.  Legal Proceedings.

        There currently is no legal proceeding pending involving the Company or its properties.

Item 4.  Submission of Matters to a Vote of Security Holders.

        None


                                            PART II

Item 5.  Market for Common Equity and related Stockholder Matters.

(a)     Comparative Market Prices

        Our common stock is listed and traded on the American Stock Exchange ("AMEX") under the symbol DPW. The following tables set forth the high and low closing sale prices, as reported by AMEX, for our common stock for the prior two fiscal years.

                                     Common Stock
Quarter Ended                 High                  Low
------------------          -------                ------
December 31, 2000           $ 6.63                 $1.50
September 20, 2000           14.94                  2.25
June 30, 2000                 3.63                  2.00
March 31, 2000                4.81                  1.69

December 31, 1999             1.94                  1.25
September 20, 1999            2.06                  1.5
June 30, 1999                 2.06                  1.38
March 31, 1999              $ 2.38                 $1.31


(b)     Holders

        As of March 15, 2001, there were 3,260,680 shares of our common stock outstanding, held by approximately 121 holders of record, not including shareholders whose shares are held in street name.

(c)     Dividends

        We have not declared or paid any cash dividends since our inception. We currently intend to retain future earnings for use in the operation and expansion of the business. We do not intend to pay any cash dividends in the foreseeable future. The declaration of dividends in the future will be at the discretion of the Board of Directors and will depend upon our earnings, capital requirements, and financial position.

Item 6.  Management's Discussion and Analysis or Plan of Operation.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        We are engaged in the business of designing, developing, manufacturing, and marketing electronic power supplies for use in electronic circuitry. Revenues are generated from the sale of our power supplies to distributors, OEMs in the computer and other electronic equipment industries, and the defense industry in the United Kingdom.

        During the first quarter of fiscal year 2001, we have experienced a significant slow down in customer orders in the United States due to OEMs having excess inventories and softness in the marketplace. We anticipate that the slow down will continue throughout fiscal 2001. Therefore, we do not believe that we will achieve the same level of sales in the United States for the year ending December 31, 2001, as in the prior year.

Results of Operations

        The table below sets forth certain statements of operations data as a percentage of revenues for the years ended December 31, 2000 and 1999.


                                                      Years Ended December 31,
                                                     -------------------------
                                                       2000             1999
                                                     --------         --------
Revenues                                              100.00%          100.00%

Cost of goods sold                                     73.95            73.45
                                                     --------         --------
Gross margin                                           26.05            26.55

Selling, general and administrative                    18.14            18.26

Research and development                                6.52             6.20
                                                     --------         --------
Total operating expense                                24.66            24.66
                                                     --------         --------
Operating income                                        1.39             2.09

Net interest expense                                    0.28             1.07
                                                     --------         --------
Income before income taxes                              1.11             1.02

Provision for income taxes                              0.58             0.80
                                                     --------         --------
Net Income                                              0.53%             .22%
                                                     ========         ========


        The following discussion and analysis should be read in connection with the our consolidated financial statements and the notes thereto and other financial information included elsewhere in this report.

Year Ended December 31, 2000, Compared to Year Ended December 31, 1999

Revenues

        For the year ended December 31, 2000, revenues increased by 16.47% to $17,882,730 from $15,354,018 for the year ended December 31, 1999. The increase in revenues during the year ended December 31, 2000, can be attributed primarily to significant increases in units shipped to five large United States OEM customers. For the year ended December 31, 2000, Digital Power Ltd. contributed $5,146,132 to our revenues compared to $6,469,617 for the year ended December 31, 1999.

Gross Margins

        Gross margins were 26% for the year ended December 31, 2000, compared to 26.6% for the year ended December 31, 1999. The increase in gross margins can primarily be attributed to increased OEM business and manufacturing in China, as noted above.

Selling, General and Administrative

        Selling, general and administrative expenses were 18.1% of revenues for the year ended December 31, 2000, compared to 18.3% for the year ended December 31, 1999. Increased selling, general and administrative expenses can be attributed primarily to an increased marketing staff, increased commissions paid and increased investor relations expenses.

Engineering and Product Development

        Engineering and product development expenses were 6.5% of revenues for the year ended December 31, 2000, compared to 6.2% for the year ended December 31, 1999. The increases in engineering and product development expenses reflect our continuing commitment to new product development.

Interest Expense

        Interest expense, net of interest income, was 0.3% for the year ended December 31, 2000, compared to 1.1% for the year ended December 31, 1999. The decrease in interest expense is primarily due to reduced borrowing on our line of credit, which was $400,000 at December 31, 2000, and replacement of Digital Power Ltd. receivables financing with a bank line of credit with a more favorable interest rate.

Income Before Income Taxes

        For the year ended December 31, 2000, we had income before income taxes of $199,167 compared to $156,427 for the year ended December 31, 1999.

Income Tax

        The provision for income tax decreased to $104,000 for the year ended December 31, 2000 from $123,000 for the year ended December 31, 1999.

Net Income

        Net income for the year ended December 31, 2000, was $95,167, compared to a net income of $33,427 for the year ended December 31, 1999. The increase in net income is due to increased revenues for the year, primarily related to increased marketing efforts of our United States operations and increased profits from our foreign subsidiaries.

Liquidity And Capital Resources

        On December 31, 2000, we had cash of $806,407 and working capital of $6,461,665. This compares with cash of $824,708 and working capital of $5,367,917 at December 31, 1999. The increase in working capital was due to an increase in accounts receivable, inventory, and prepaid expenses, and decrease of accrued liabilities, offset by a decrease in other receivables and increase in accounts payable resulting in a decrease in cash and cash equivalents. Cash provided by operating activities totaled $178,499 and $1,728,208 for the year ended December 31, 2000 and 1999.

        Cash used in investing activities was $149,947 for the year ended December 31, 2000, compared to $161,896 for the year ended December 31, 1999. Net cash provided by (used in) financing activities was $151,771 for the year ended December 31, 2000, compared to $(1,524,302).

Impact of Recently Issued Standards

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," (FASB133). FASB133 requires that an entity recognize all derivatives as assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement was amended by Statement of Financial Accounting Standards No. 137, issued in June 1999, such that it is effective for our financial statements for the year ending December 31, 2001. We do not believe the adoption of FASB133 will have a material impact on assets, liabilities or equity. We have not yet determined the impact of FASB133 on the income statement or the impact on comprehensive income.

        In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin 101 (SAB 101) "Revenue Recognition in Financial Statements." SAB 101 establishes guidelines in applying generally accepted accounting principles to the recognition of revenue in financial statements based on the following four criteria: persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. SAB 101, as amended by SAB 101A and SAB 101B, is effective no later than the fourth fiscal quarter of the fiscal years beginning after December 15, 1999, except that registrants with fiscal years that begin between December 16, 1999 and March 15, 2000, may report any resulting change in accounting principle no later than their second fiscal quarter of the fiscal year beginning after December 15, 1999. The adoption of SAB 101 did not have a material effect on our financial position or result of operations.

Item 7.  Financial Statements.

        The financial statements of the Company, including the notes thereto and report of the independent auditors thereon, are attached hereto as exhibits as page numbers F-1 through F-21.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act of the Registrant.

        The bylaws of Digital Power currently sets the number of directors constituting the entire board to be five, each to serve until the next annual meeting and until his successor shall be elected and qualified or until his earlier death, resignation, or removal. There are no family relationships between any of the directors and executive officers of Digital Power. The following table sets forth all the directors and executive officers of Digital Power and certain information with respect to those persons as of December 31, 2000.


                                                 Directors, Executive Officers and Background
Name                          Age                          For the Past Five Years
-------------------------     ---     -------------------------------------------------------------------

Robert O. Smith               56      Chief Executive Officer and Director since 1989 and President
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

Chris Schofield               44      Director of Digital Power since 1998.  Managing Director of
                                      Digital  Power Limited since January 1998.
                                      Director  and  General  Manager of Gresham
                                      Power  Group from 1995 to 1998.  From 1988
                                      to  1995,   Director  of  United   Kingdom
                                      Operations   of  the  Oxford   Instruments
                                      Group.

Thomas W. O'Neil, Jr.         71      Director since 1991.  Certified Public Accountant and Partner since
                                      1991 of Schultze, Wallace and O'Neil, CPAs. Retired as Partner,
                                      from 1955 to 1991, of KPMG Peat Marwick. Director of
                                      California Exposition and State Fair; Director of Regional Credit
                                      Association; Director of Alternative Technology Resources, Inc.
                                      Graduate of St. Mary's College and member of the St. Mary's
                                      College Board of Regents.


                                                 Directors, Executive Officers and Background
Name                          Age                          For the Past Five Years
-------------------------     ---     -------------------------------------------------------------------

Scott C. McDonald             47      Director since May 1998.  Chief Financial and Administrative
                                      Officer of Conxion Corporation since December 1999.  Director of
                                      Castelle Incorporated since April 1999.  Director of Octant
                                      Technologies, Inc. since April 1998.  From November 1996 to May
                                      1998, director of CIDCO Incorporated, a communications and information delivery company.  From October 1993 to January
                                      1997, Executive Vice President, Chief Operating and Financial
                                      Officer of CIDCO.  From March 1993 to September 1993,
                                      President, Chief Operating and Financial Officer of PSI
                                      Integration, Inc.  From February 1989 to February 1993, Chief
                                      Financial Officer and Vice President, Finance of Administration of
                                      Integrated System, Inc.  Received B.S. in Accounting from The
                                      University of Akron and M.B.A. from Golden Gate University.

Robert J. Boschert            64      Business consultant for small high-growth technology companies.
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

Philip G. Swany               51      Mr. Swany joined the Company as its Controller in 1981.  In
                                      February 1992, he left the Company to serve as the Controller for
                                      Crystal Graphics, Inc., a 3-D graphics software development company.  In September 1995, Mr. Swany returned to the
                                      Company where he was made Vice President-Finance.  In May
                                      1996, he was named Chief Financial Officer and Secretary of the
                                      Company.  Mr. Swany received a B.S. degree in Business
                                      Administration - Accounting from Menlo College, and attended graduate courses in business administration at the University of
                                      Colorado.



Committees of the Board

        The Board has an audit committee and a compensation committee. The audit committee currently consists of Messrs. McDonald, Boschert and O'Neil, and the compensation committee consists of Messrs. Boschert and McDonald. The Board does not have a nominating committee. The primary functions of the audit committee are to review the scope and results of audits by our independent auditors, our internal accounting controls, the non-audit services performed by the independent accountants, and the cost of accounting services. The compensation committee administers our 1996 stock option plan, our 1998 stock option plan, and our 2000 stock option plan and approves compensation, remuneration, and incentive arrangements for our officers and employees.

Compensation of Directors

        Non-employee directors receive $10,000 per annum paid quarterly and options to purchase 10,000 shares of common stock.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

        Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and persons who own more than 10% of our outstanding common stock to file reports of ownership and changes in ownership with the SEC. Directors, executive officers, and shareholders of more the 10% of our common stock are required by SEC regulations to furnish us with copies of the Section 16(a) forms they file.

        Based solely on a review of the copies of such forms furnished to us, or written representations that such filings were not required, we believe that, during the calendar year 2000, our directors and officers complied with the
Section 16(a) filing requirements, except for Mr. Schofield who inadvertently was late in one filing reporting 8 transactions involving the issuance of options.

Item 10.  Executive Compensation.

        Executive officers are appointed by, and serve at the discretion of, the Board of Directors. Except for Robert O. Smith, our President and Chief Executive Officer, we have no employment agreements with any of our executive officers. The following table sets forth the compensation of our President and Chief Executive Officer during the past three years, our Secretary and Chief Financial Officer and one director. No other officer received annual compensation in excess of $100,000 during the 2000 fiscal year.


SUMMARY COMPENSATION TABLE

                                                                 Long Term Compensation

                                     Annual Compensation                       Awards                  Payouts
                        ----------------------------------------   ------------------------------    ----------
                                                                      Restricted       Securities        LTIP
Name and                                         Other Annual            Stock         Underlying       Payouts         All Other
Principal Position      Year        Salary      Compensation ($)     Award(s) ($)      Options (#)       ($)          Compensation
-------------------    ------   -------------  -----------------   -----------------  ------------    ----------      ------------

Robert O. Smith         2000     $  200,000       $2,458,197(2)         $      0         100,000(3)    $        0      $        0
President and CEO       1999     $  134,038(1)    $        0            $      0         100,000(4)    $        0      $        0
                        1998     $  141,912(1)    $        0            $      0         100,000(5)    $        0      $        0

Philip G. Swany         2000     $   63,253       $   52,456(6)         $      0          20,000(7)    $        0      $        0
Secretary and CFO

Chris Schofield         2000     $  105,927       $        0            $      0          25,000(8)    $        0      $        0
Director


(1) Pursuant to Mr. Smith's employment contract, during 1999, Mr. Smith was entitled to receive $200,000 per annum and during 1998, was entitled to receive $175,000 per annum. Due to the financial condition of the Company, Mr. Smith only received $134,038 and $141,912 during 1999 and 1998, respectively.

(2) Represents the gain on the sale of 286,900 options exercised, with an exercise price ranging from $0.50 to $1.875 and sales price ranging from $6.00075 to $14.0166 per share.

(3) Represents options to acquire 100,000 shares of common stock at $1.5625 per share.

(4) Represents options to acquire 100,000 shares of common stock at $1.875 per share.

(5) Pursuant to his employment contract, in January 1998, Mr. Smith received options to acquire 100,000 shares of Common Stock at $6.69 per share. These options expire in January 2008. On November 5, 1998, these options were repriced to an exercise price of $2.31 per share.

(6) Represents the gain on the sale of 7,000 options exercised, with an exercise price of $1.80 and sales price ranging from $9.25 to $9.6875 per share.

(7) Represents options to acquire 20,000 shares of common stock at $2.375 per share.

(8) Represents options to acquire 25,000 shares of common stock at $1.5625 per share.

        On March 1, 2000, Mr. Smith entered into an employment contract effective January 1, 2000. The term of the employment agreement is for one year subject to annual renewal. Under the terms of Mr. Smith's employment contract, Mr. Smith shall serve as President and Chief Executive Officer and his salary shall be $200,000 per annum and be entitled to bonuses as determined by the Board. In addition, he shall have the right to receive on the first business day of each January during the term of his contract options to acquire 100,000 shares of common stock at the lower of market value as of such date or the average closing price for the first six months of each year of his contract. Pursuant to Mr. Smith's employment contract, in the event there is a change in control of the Company, Mr. Smith shall be entitled to receive in one payment, the sum of six times his annual base salary. If Mr. Smith's employment agreement is not renewed or he is terminated without cause, Mr. Smith will be entitled to three times his annual base salary.

        The following table sets forth the options granted to Mr. Smith during the past fiscal year.


                        OPTION GRANTS IN LAST FISCAL YEAR

                                                        Individual Grants
                   -------------------------------------------------------------------------------------
                                                 % of Total Options
                      Number of Securities           Granted to            Exercise or
                       Underlying Options        Employees in Fiscal       Base Price        Expiration
       Name                Granted (#)                  Year                 ($/Sh)             Date
-----------------  -------------------------    ---------------------      ------------     ------------

Robert O. Smith              100,000                     27%                 $1.5625        January 2010


        The following table sets forth Mr. Smith's fiscal year end option values.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                                             Value of
                                                                    Number of          Unexercised In-the-
                                                                Unexercised Options        Money Options
                                                                   at FY-End (#)         at FY-End ($)(1)

                      Shares Acquired                               Exercisable/           Exercisable/
       Name           on Exercise (#)     Value Realized ($)       Unexercisable           Unexercisable
-----------------     ----------------    ------------------    --------------------    ---------------------

Robert O. Smith            286,900             2,458,197          200,000 Exercisable      $0 Exercisable



(1)  Market price at December 29, 2000, for a share of common stock was $1,6875.

Stock Plans

        Employee Stock Purchase Plan. We have adopted an Employee Stock Ownership Plan ("ESOP") in conformity with ERISA requirements. As of December 31, 2000, the ESOP owns, in the aggregate, 167,504 shares of our common stock. In June 1996, the ESOP entered into a $500,000 loan with San Jose National bank to finance the purchase of shares. We guaranteed the repayment of the loan, and our contributions to the ESOP were used to pay off the loan by the end of 1999. All our employees participate in the ESOP on the basis of level of compensation and length of service. Participation in the ESOP is subject to vesting over a six-year period. The shares of common stock owned by the ESOP are voted by the ESOP trustees. Mr. Smith, our President and Chief Executive Officer, is one of two trustees of the ESOP.

        2000, 1998 and 1996 Stock Option Plans -

        We have established the 2000, 1998 and 1996 Stock Option Plans (the "Plans"). The purposes of the Plans are to encourage stock ownership by our employees, officers, and directors to give them a greater personal interest in the success of the business and to provide an added incentive to continue to advance in their employment by or service to us. A total of 1,253,000 options are authorized to be issued under the Plans, of which 708,220 options have been issued. The Plans provide for the grant of either incentive or non-statutory stock options. The exercise price of any incentive stock option granted under the Plans may not be less than 100% of the fair market value of our common stock on the date of grant. The fair market value for which an optionee may be granted incentive stock options in any calendar year may not exceed $100,000. Shares subject to options under the Plans may be purchased for cash. Unless otherwise provided by the Board, an option granted under the Plans is exercisable for ten years. The Plans are administered by the compensation committee which has discretion to determine optionees, the number of shares to be covered by each option, the exercise schedule, and other terms of the options. The Plans may be amended, suspended, or terminated by the Board but no such action may impair rights under a previously granted option. Each incentive stock option is exercisable, during the lifetime of the optionee, only so long as the optionee remains employed by us. No option is transferrable by the optionee other than by will or the laws of descent and distribution.

Other Stock Options

        As of December 31, 2000, we had outstanding options to acquire 30,500 shares of common stock at $1.80 per share. These options were granted to employees in May 1993 and are now fully vested.

401(k) Plan

        We have adopted a tax-qualified employee savings and retirement plan (the "401(k) Plan"), which generally covers all of our full-time employees. Pursuant to the 401(k) Plan, employees may make voluntary contributions to the 401(k) Plan up to a maximum of six percent of eligible compensation. These deferred amounts are contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require, additional matching and our contributions on behalf of 401(k) Plan participants. We match contributions at the rate of $.25 for each $1.00 contributed. We can also make discretionary contributions. The 401(k) Plan is intended to qualify under Sections 401(k) and 401(a) of the Internal Revenue Code of 1986, as amended. Contributions to such a qualified plan are deductible to us when made and neither the contributions nor the income earned on those contributions is taxable to the 401(k) Plan participants until withdrawn. All 401(k) Plan contributions are credited to separate accounts maintained in trust.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

        The following table sets forth, as of March 15, 2001, certain information with respect to the beneficial ownership of our shares of common stock by all shareholders known by us to be the beneficial owners of more than five percent of the outstanding shares of such common stock, all our directors and named executive officers individually, and all directors and all executive officers of Digital Power as a group. As of March 15, 2001, there were 3,260,680 shares of common stock outstanding.

                                                  No. of Shares
                    Name                         Common Stock(1)        Percent
----------------------------------------------  -------------------     --------

Digital Power - ESOP                                  167,504              5.14%
41920 Christy Street
Fremont, CA  94538

Thomas W. O'Neil, Jr.,                                 55,600(2)           1.68%
Director

Robert O. Smith,                                      379,004(3)          10.95%
Director and Chief Executive Officer

Chris Schofield,                                       47,000(4)           1.42%
Managing Director, Digital Power Limited

Philip G. Swany,                                       42,250(5)           1.28%
Chief Financial Officer

Scott C. McDonald,                                     20,000(6)               *
Director

Robert J. Boschert,                                    20,000(6)               *
Director

All directors and executive officers as a
 group (6 persons)                                    563,854(7)          15.51%



*    Less than one percent.

(1) Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.

(2)  Includes 40,000 shares subject to options exercisable within 60 days.

(3) Includes 211,500 shares subject to options exercisable within 60 days. Also includes 167,504 owned by the Digital Power ESOP of which Mr. Smith is a trustee.

(4)  Includes 40,000 shares subject to options exercisable within 60 days.

(5)  Includes 42,250 shares subject to options exercisable within 60 days.

(6)  Includes 20,000 shares subject to options and exercisable within 60 days.

(7) Includes 373,750 shares subject to options and warrants and exercisable within 60 days. Also includes 167,504 shares owned by the Digital Power ESOP of which Mr. Smith is a trustee and may be deemed a beneficial owner.

Item 12.  Certain Relationships and Related Transactions.

          None.

Item 13.  Exhibits and Reports on Form 8-K.

(a)       Exhibits

3.1   Amended and  Restated   Articles  of   Incorporation   of  Digital   Power
      Corporation(1)
3.2   Amendment to Articles of Incorporation(1)
3.3   Bylaws of Digital Power Corporation(1)
4.1   Specimen Common Stock Certificate(2)
4.2   Specimen Warrant(1)
4.3   Representative's Warrant(1)
10.1  Revolving Credit Facility with San Jose National Bank(1)
10.2  KDK Contract(1)
10.3  Agreement with Fortron/Source Corp.(1)
10.4  Employment Agreement With Robert O. Smith(2)
10.5  1996 Stock Option Plan(1)
10.6  Gresham Power Asset Purchase Agreement(3)
10.7  1998 Stock Option Plan (5)
10.8  Technology Transfer Agreement with KDK Electronics(4)
10.9  Loan Commitment and Letter Agreement(5)
10.10 Promissory Note(5)
10.11 Employment Agreement with Robert O. Smith(6)
21.1 The Company's subsidiaries consist of Poder Digital S.A. de C.V., a corporation formed under the laws of Mexico, and Digital Power Limited, a corporation formed under the laws of the United Kingdom.
23.1  Consent of Hein + Associates LLP


(1) Previously filed with the Commission on October 16, 1996, to the Company's Registration Statement on Form SB-2.
(2) Previously filed with the Commission on December 3, 1996, to the Company's Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2.
(3) Previously filed with the Commission on February 2, 1998, to the Company's Form 8-K.
(4) Previously filed with the Commission with its Form 10-QSB for the quarter ended September 30, 1998.
(5) Previously filed with the Commission with its Form 10-KSB for the year ended December 31, 1998.
(6) Previously filed with the Commission with its Form 10-KSB for the year ended December 31, 1999.

(b)     Reports on Form 8-K

        None.

                                          SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 10, 2001              DIGITAL POWER CORPORATION,
                                    a California Corporation


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

Signatures                                                        Date

/s/ ROBERT O. SMITH                                           April 10, 2001
------------------------------------------------------------
Robert O. Smith, Chief Executive Officer
(Principal Executive Officer)


/s/ PHILIP G. SWANY                                           April 10, 2001
------------------------------------------------------------
Philip G. Swany, Chief Financial Officer
(Principal Accounting and
Financial Officer)


/s/ ROBERT J. BOSCHERT                                        April 10, 2001
------------------------------------------------------------
Robert J. Boschert, Director


/s/ SCOTT C. MCDONALD                                         April 10, 2001
------------------------------------------------------------
Scott C. McDonald, Director



------------------------------------------------------------
Thomas W. O'Neil, Jr., Director


/s/ CHRIS SCHOFIELD                                           April 10, 2001
------------------------------------------------------------
Chris Schofield, Director

                          INDEPENDENT AUDITOR'S REPORT



                                                                                                                         PAGE

Independent Auditor's Report..............................................................................................F-2

Consolidated Balance Sheet - December 31, 2000............................................................................F-3

Consolidated Statements of Income - For the Years Ended December 31, 2000 and 1999........................................F-4

Consolidated Statement of Stockholders' Equity - For the Years Ended December 31, 2000 and 1999...........................F-5

Consolidated Statements of Cash Flows - For the Years Ended December 31, 2000 and 1999....................................F-6

Notes to Consolidated Financial Statements................................................................................F-8


                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors
Digital Power Corporation and Subsidiaries
Fremont, California


We have audited the accompanying consolidated balance sheet of Digital Power Corporation and Subsidiaries as of December 31, 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Power Corporation and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.


/s/HEIN + ASSOCIATES LLP


HEIN + ASSOCIATES LLP
Certified Public Accountants



Orange, California
March 9, 2001

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                                                                                  DECEMBER 31,
                                                                                                      2000
                                                                                              -----------------
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                                $        806,407
     Accounts receivable - trade, net of allowance for doubtful
         accounts of $231,419                                                                        3,256,082
     Income tax refund receivable                                                                      179,200
     Other receivables                                                                                  90,454
     Inventories, net                                                                                5,143,624
     Prepaid expenses and deposits                                                                     213,699
     Deferred income taxes                                                                             334,037
                                                                                              -----------------
         Total current assets                                                                       10,023,503

PROPERTY AND EQUIPMENT, net                                                                          1,094,733
EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED, net of accumulated
     amortization of $433,926                                                                        1,018,263
OTHER ASSETS                                                                                            28,551
                                                                                              -----------------
TOTAL ASSETS                                                                                  $     12,165,050
                                                                                              =================
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes payable                                                                            $        400,000
     Current portion of capital lease obligations                                                       42,954
     Accounts payable                                                                                1,949,182
     Accrued liabilities                                                                             1,169,702
                                                                                              -----------------
         Total current liabilities                                                                   3,561,838

CAPITAL LEASE OBLIGATIONS, less current portion                                                         61,938
                                                                                              -----------------
         Total liabilities                                                                           3,623,776
                                                                                              -----------------

COMMITMENTS AND CONTINGENCIES (Notes 7 and 12)

STOCKHOLDERS' EQUITY:
     Preferred stock issuable in series, no par value, 2,000,000 shares
         authorized, no shares issued and outstanding.                                                       -
     Common stock, no par value, 10,000,000 shares authorized, 3,260,680 shares
         issued and outstanding                                                                      9,786,251
     Additional paid-in capital                                                                        733,256
     Accumulated deficit                                                                            (1,730,934)
     Accumulated other comprehensive loss                                                             (247,299)
                                                                                              -----------------
         Total stockholders' equity                                                                  8,541,274
                                                                                              -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $     12,165,050
                                                                                              =================


                   DIGITAL POWER CORPORATION AND SUBSIDIARIES


                        CONSOLIDATED STATEMENTS OF INCOME


                                                         FOR THE YEARS ENDED
                                                            DECEMBER 31,
                                                 ----------------------------------
                                                     2000                1999
                                                 -------------       --------------

REVENUES                                         $ 17,882,730         $ 15,354,018
COST OF GOODS SOLD                                 13,223,441           11,277,170
                                                 ------------         ------------
     Gross margin                                   4,659,289            4,076,848
                                                 ------------         ------------
OPERATING EXPENSES:
     Research and development                       1,166,015              952,690
     Marketing and selling                          1,348,545            1,159,323
     General and administrative                     1,895,280            1,644,170
                                                 ------------         ------------
         Total operating expenses                   4,409,840            3,756,183
                                                 ------------         ------------
INCOME FROM OPERATIONS                                249,449              320,665
                                                 ------------         ------------
OTHER INCOME (EXPENSE):
     Interest income                                   29,920               30,935
     Interest expense                                 (90,992)            (178,343)
     Gain (loss) on disposal of assets                 10,790              (16,830)
                                                 ------------         ------------
         Other income (expense)                       (50,282)            (164,238)
                                                 ------------         ------------

INCOME BEFORE INCOME TAXES                            199,167              156,427

INCOME TAX PROVISION                                  104,000              123,000
                                                 ------------         ------------
NET INCOME                                       $     95,167         $     33,427
                                                 ============         ============
NET INCOME PER COMMON SHARE:
     Basic net income per share                  $       0.03         $       0.01
                                                 ============         ============
     Diluted net income per share                $       0.03         $       0.01
                                                 ============         ============


       See accompanying notes to these consolidated financial statements.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                                   ACCUMULATED
                                                                                                     OTHER
                                                                             NOTE                    COMPRE-    TOTAL
                                                     ADDITIONAL            RECEIVABLE   ACCUMU-      HENSIVE    STOCK      COMPRE-
                                   COMMON STOCK       PAID-IN      ESOP      STOCK-     LATED        INCOME     HOLDERS'   HENSIVE
                                SHARES      AMOUNT    CAPITAL    SHARES      HOLDER     DEFICIT      (LOSS)     EQUITY     (LOSS)
                               --------- ----------- ---------- ---------- ---------- ------------ --------- ------------ ----------
BALANCES, January 1, 1999      2,771,435 $ 9,012,679 $ 514,304  $(184,919) $      --  $(1,859,528) $  36,234  $ 7,518,770
 Contribution to ESOP                 --          --        --    184,919         --           --         --      184,919
 Note receivable for common
  stock                               --          --    52,200         --    (52,200)          --         --           --
 Comprehensive loss:
   Net income                         --          --        --         --         --       33,427         --       33,427 $ 33,427
   Foreign currency
    ranslation adjustment             --          --        --         --         --           --    (84,909)     (84,909) (84,909)

    Total comprehensive loss          --          --        --         --         --           --         --           -- $(51,482)
                               --------- ----------- ---------- ---------- ---------- ------------ --------- ------------ ---------
BALANCES, December 31, 1999    2,771,435   9,012,679   566,504         --    (52,200)  (1,826,101)   (48,675)   7,652,207
 Exercise of stock options       484,245     754,197   (52,200)        --     52,200           --         --      754,197
 Income tax benefit related to
   exercise of stock options          --          --   101,397         --         --           --         --      101,397
 Stock issued for services         5,000      19,375        --         --         --           --         --       19,375
 Compensation cost recognized
   upon issuance of warrants
   for services                       --          --   117,555         --         --           --         --      117,555
 Comprehensive loss:
   Net income                         --          --        --         --         --       95,167         --       95,167 $ 95,167
   Foreign currency translation
     adjustment                       --          --        --         --         --           --   (198,624)    (198,624)(198,624)
                                                                                                                          --------
    Total comprehensive loss          --          --        --         --         --           --         --           --$(103,457)
                               --------- ----------- ---------- ---------- ---------- ------------ --------- ------------ ==========
BALANCES, December 31, 2000    3,260,680 $ 9,786,251 $ 733,256  $      --  $      --  $(1,730,934) $(247,299) $ 8,541,274
                               ========= =========== ========== ========== ========== ============ ========= ============ ==========

      See accompanying notes to these consolidated financial statements.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               FOR THE YEARS ENDED
                                                                                   DECEMBER 31,
                                                                      -----------------------------------
                                                                           2000                  1999
                                                                      ------------           ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                       $    95,167            $    33,427
     Adjustments to reconcile net income to net cash
       provided by operating activities:
        Depreciation and amortization                                     475,987                500,691
        (Gain) loss on disposal of assets                                 (10,790)                16,830
        Deferred income taxes                                              16,755                  8,813
        Warranty expense                                                   55,000               (110,000)
        Inventory reserve                                                      --                 30,000
        Contribution to ESOP                                                   --                184,919
        Bad debt expense                                                   23,504                 35,547
        Compensation cost recognized upon issuance of warrants            117,555                     --
        Income tax benefit related to exercise of stock options           101,397                     --
        Stock issued for services                                          19,375                     --
     Changes in operating assets and liabilities:
        Accounts receivable                                              (466,506)               711,411
        Income tax refund receivable                                     (108,212)               321,658
        Other receivables                                                   9,421                  3,167
        Inventories                                                      (612,363)               303,259
        Prepaid expenses                                                 (152,372)                (6,062)
        Other assets                                                      (14,493)                26,733
        Accounts payable                                                  753,013                (50,685)
        Accrued liabilities                                               (98,939)              (271,457)
        Other long-term liabilities                                       (25,000)               (10,043)
                                                                      ------------           ------------
              Net cash provided by operating activities                   178,499              1,728,208
                                                                      ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                  (176,068)              (168,042)
     Proceeds from sale of assets                                          26,121                  6,146
                                                                      ------------           ------------
              Net cash used in investing activities                      (149,947)              (161,896)
                                                                      ------------           ------------

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)


                                                                               FOR THE YEARS ENDED
                                                                                    DECEMBER 31,
                                                                         -------------------------------------
                                                                              2000                     1999
                                                                         ------------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options and warrants                  $   754,197              $        --
   Principal payments on long-term debt                                     (540,000)                (184,919)
   Principal payments on capital lease obligations                           (62,426)                 (72,537)
   Principal payments on notes payable                                            --               (1,266,846)
                                                                         ------------             ------------
     Net cash provided by (used in) financing activities                     151,771               (1,524,302)
                                                                         ------------             ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                     (198,624)                 (84,909)
                                                                         ------------             ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (18,301)                 (42,899)
                                                                         ------------             ------------
CASH AND CASH EQUIVALENTS, beginning of period                               824,708                  867,607
                                                                         ------------             ------------
CASH AND CASH EQUIVALENTS, end of period                                 $   806,407              $   824,708
                                                                         ============             ============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash payments for:
     Interest                                                            $   131,650              $   277,935
                                                                         ===========              ===========
     Income taxes                                                        $   180,000              $   117,494
                                                                         ===========              ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Acquisition of equipment through capital leases                       $    42,846              $    19,720
                                                                         ===========              ===========



See accompanying notes to these consolidated financial statements.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1    ORGANIZATION AND NATURE OF OPERATIONS:

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

         Foreign Currency Translation - Gains and losses from the effects of exchange rate fluctuations on transactions denominated in foreign currencies are included in the results of operations. Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. The resulting translation adjustment is recorded as a component of accumulated other comprehensive income (loss), a component of stockholders equity.

         Earnings Per Share - Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The dilutive share base for the year ended December 31, 2000 and 1999 excludes incremental shares of 24,346 and 391,181, respectively, which relate to employee stock options and 82,742 and 81,390 which relate to warrants to consultants.

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

         Fair Value of Financial Instruments - The estimated fair values for financial instruments under FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, cash equivalents, account receivable and accounts payable approximates their carry value due to their short-term nature. The estimated fair value of long-term debt approximates its carrying value because it carries interest rates which approximates market rates.

         Comprehensive Income - The Company has adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FASB130). FASB130 defines comprehensive income as all changes in stockholders' equity exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss and changes in certain assets and liabilities that are reported directly in equity, such as, translation adjustments on investments in foreign subsidiaries.

         Impact of Recently Issued Standards - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (FASB133), "Accounting for Derivative Instruments and Hedging Activities." The FASB has subsequently issued Statement No. 137 and Statement No. 138 which are amendments to FASB133. FASB133, as amended, requires that an entity recognize all derivatives as assets or liabilities in the statement of financial position and measure those instruments at fair value. FASB133, as amended, is effective for fiscal years beginning after June 15, 2000. FASB133, as amended, cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts. The Company adopted SFAS133, as amended, beginning January 1, 2001. Management does not believe the adoption of FASB133 will have a material impact on the Company's financial position or results of operation.

         In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin 101 (SAB 101) "Revenue Recognition in Financial Statements." SAB 101 establishes guidelines in applying generally accepted accounting principles to the recognition of revenue in financial statements based on the following four criteria: persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. SAB 101, as amended by SAB 101A and SAB 101B, is effective no later than the fourth fiscal quarter of the fiscal years beginning after December 15, 1999, except that registrants with fiscal years that begin between December 16, 1999 and March 15, 2000, may report any resulting change in accounting principle no later than their second fiscal quarter of the fiscal year beginning after December 15, 1999. The adoption of SAB 101 did not have a material effect on our financial position or result of operations.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   INVENTORIES:

         Inventories consists of the following as of December 31, 2000:


                  Raw materials                               $      4,329,160
                  Work-in-process                                    1,011,966
                  Finished goods                                       459,030
                                                              -----------------
                                                                     5,800,156
                  Allowance for obsolescence                          (656,532)
                                                              -----------------
                                                              $      5,143,624
                                                              =================

4.   PROPERTY AND EQUIPMENT:

         Property and equipment consist of the following as of December 31, 2000:


                  Machinery and equipment                     $      1,441,203
                  Office equipment and furniture                       873,429
                  Leasehold improvements                               539,777
                  Transportation equipment                             103,839
                                                              -----------------
                                                                     2,958,248
                  Accumulated depreciation and amortization         (1,863,515)
                                                              -----------------
                                                              $      1,094,733
                                                              =================


5.   ACCRUED LIABILITIES:

         Accrued liabilities consist of the following as of December 31, 2000:


              Accrued payroll and benefits                    $        147,115
              Accrued commissions and royalties                        126,786
              Accrued warranty and product return expense              324,602
              Income taxes payable                                     308,627
              Accrued legal and professional fees                       51,739
              Other                                                    210,833
                                                              -----------------
                                                              $      1,169,702
                                                              =================

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.    NOTES PAYABLE :


         DPC has a $3,000,000 line of credit pursuant to a promissory note agreement. The line of credit agreement provides for borrowings up to 80% of eligible accounts receivable, plus 20% of inventory or $500,000, whichever is less, not to exceed a total of $3,000,000. Borrowing under this line of credit bears interest based upon an index equal to the lender's prime rate (totaling 9.50% at December 31, 2000), interest only, payable monthly with outstanding principal due on demand. If no demand is made, the outstanding principal and unpaid accrued interest is due September 15, 2001. At December 31, 2000, the outstanding principal balance was $400,000. Under the terms of the agreement, the Company is required to maintain certain ratios and be in compliance with other covenants. At December 31, 2000, the Company was in compliance with all covenants.

         DPL has a $500,000 line of credit pursuant to a loan agreement. Borrowing under this line of credit bears interest at 2% per annum over the Bank's Base rate (totaling 8.5% at December 31, 2000), interest only, payable monthly with outstanding principal due on demand. If no demand is made, the outstanding principal and accrued interest is due March 31, 2001. In the event of the loan being used, the loan would be collateralized by substantially all of the DPL's assets. At December 31, 2000, no principal or accrued interest was outstanding. Under the terms of the agreement, if borrowings exist under this line of credit, the Company is required to maintain certain ratios and be in compliance with other covenants.


7.   CAPITAL LEASE OBLIGATIONS:


         The Company leases certain equipment and vehicles under agreements classified as capital leases. The net book value of assets under capital leases is $106,329. Depreciation expense of $52,147 was recognized for the year ended December 31, 2000.

         The future minimum lease payments as of December 31, 2000, are as follows:

                   YEARS ENDING
                   DECEMBER 31,                                     AMOUNT
                 ---------------                             -----------------
                       2001                                  $         45,870
                       2002                                            39,348
                       2003                                            26,665
                                                             -----------------
        Total future minimum lease payments                           111,883
             Less amount representing interest                         (6,991)
                                                             -----------------
        Present value of net minimum lease payments
                                                                      104,892
             Less Current portion                                     (42,954)
                                                             -----------------
                                                             $         61,938
                                                             =================

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

9.   NOTE RECEIVABLE - STOCKHOLDER:

         At December 31, 1999, the Company had a note receivable in the amount of $52,200 due from a former employee received in consideration for the exercise of stock options. The note had an interest rate at 5% and was paid in full in February 2000.

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

         During the year ended December 31, 2000 and 1999, the Company issued in each year non-qualified options for the purchase of 100,000 shares of the Company's common stock to the president of the Company, in accordance with his employment agreement. The exercise prices of $1.5625 and $ 1.8750 per hare were equal to the fair market value on the date of grant. Such options vested immediately and expire beginning in 2009.

         During the period ended December 31, 2000, the Company granted options for the purchase of 117,500 shares of the Company's common stock under the 1996 Stock Option Plan to certain employees. The exercise price of the options of 2.3750 per share which was equal to the fair market value on the date of grant. The options vest over 5 years at 25% per year starting in the second year.

         During each of the years ended December 31, 2000, and 1999, the Company granted non-qualified options under the 1998 plan for the purchase of 30,000 shares the Company's common stock to outside directors. The exercise prices range from $1.93 to $2.3750 per share, which was equal to the fair value on the date of grant. The options vest after one year and expire beginning 2009.

         During the year ended December 31, 1999, the Company granted options for the purchase of 70,000 shares of the Company's common stock under the 1996 Stock Option Plan to certain employees. The exercise prices range from $1.6875 to $2.00 per share, which was equal to the fair market value on the date of grant. The options vest over 5 years at 25% per year starting in the second year.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In February 1998, the Company adopted the 1998 Stock Option Plan covering 240,000 shares of common stock. Under the plan, the Company can issue either incentive or non-qualified stock options. The exercise price of the options granted pursuant to the plan will not be less than 100% of the fair market value of the shares on the grant date. The compensation committee of the Board of Directors will determine the vesting period of the options, if any, and no options will be exercisable after ten years from the date of grant.

         During the year ended December 31, 1999, the Company granted options for the purchase of 11,900 shares of the Company's common stock under the 1998 Stock Option Plan to certain employees. The exercise prices of the options range from $1.5625 to $1.8750 per share, which was equal to the fair market value on the date of grant. The options vest over 5 years at 25% per year starting in the second year.

         During the period ended December 31, 2000, the Company granted options for the purchase of 57,500 shares of the Company's common stock under the 1998 Stock Option Plan to certain employees. The exercise price of the options of 2.3750 per share which was equal to the fair market value on the date of grant. The options vest over 5 years at 25% per year starting in the second year.

         In April 2000, the Company adopted the 2000 Stock Option Plan covering 500,000 shares of common stock. Under the plan, the Company can issue either incentive or non-qualified stock options. The exercise price of the options granted pursuant to the plan will not be less than 100% of the fair market value of the shares on the grant date. The compensation committee of the Board of Directors will determine the vesting period of the options, if any, and no options will be exercisable after ten years from the date of grant.

         During the period ended December 31, 2000, the Company granted options for the purchase of 53,000 shares of the Company's common stock under the 2000 Stock Option Plan to certain employees. The exercise price of the options range from 2.3750 to 3.8750 per share which was equal to the fair market value on the date of grant. The options vest over 5 years at 25% per year starting in the second year.

         The following table sets forth activity for all options:


                                              NUMBER OF       AVERAGE EXERCISE
                                                SHARES         PRICE PER SHARE
                                             -------------   ------------------

         OUTSTANDING,  January 1, 1999          1,065,930    $             2.19
                  Granted                         211,900                  1.90
                  Forfeited                      (194,200)                 2.42
                                             ------------    ------------------
         OUTSTANDING,  December 31, 1999        1,083,630                  2.09
                  Granted                         366,000                  2.16
                  Forfeited                       (26,665)                 3.31
                  Exercised                      (484,245)                 1.56
                                             -------------   ------------------
         OUTSTANDING,  December 31, 2000          938,720    $             2.39
                                             ============    ==================

         At December 31, 2000, options to purchase 40,000 shares, with a weighted average exercise price of $6.06, were exercisable at prices ranging from $6.00 to $6.25 per share.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         At December 31, 2000 options to purchase 504,166 shares were exercisable with exercise prices ranging from $1.56 to $2.31 per share, a weighted average exercise price of $2.17 and a weighted average remaining contractual life of 7.85 years. The remaining 394,554 unvested options are exercisable as follows:


                                     NUMBER OF       WEIGHTED AVERAGE
     YEAR ENDING DECEMBER 31,          SHARES         EXERCISE PRICE
                                     ----------      ----------------
             2001                     130,368         $      2.29
             2002                     130,366                2.39
             2003                      76,975                2.27
             2004                      56,845                2.39
                                     -----------      ---------------
                                      394,554         $      2.30
                                     ===========      ===============


         If not previously exercised the outstanding options will expire as follows:


                                     NUMBER OF        WEIGHTED AVERAGE
      YEAR ENDING DECEMBER 31,         SHARES          EXERCISE PRICE
                                     ----------       -----------------
             2003                      30,500         $      1.80
             2006                     181,250                2.08
             2007                     202,675                2.31
             2008                      66,900                2.34
             2009                     457,395                2.36
                                      --------        -----------------
                                      938,720         $      2.39
                                      ========        =================


         Warrants - In December 1996, in connection with the initial public offering, the Company granted warrants for the purchase of 150,000 shares of the Company's common stock The exercise prices of the warrants range from $4.80 to $5.00 per share. The warrants vested immediately and expire in 2001.

         During March 1997, the Company granted warrants for the purchase of 15,000 shares of the Company's common stock in connection with investor related services provided to the Company. The warrants have an exercise price of $6.75 per share, vested immediately and expire in 2002.

         In January 1998, the Company issued warrants to purchase 30,000 shares of the Company's common stock in connection with investor related services provided to the Company. The warrants have an exercise price of $7.00 per share, vested immediately and expire in 2001.

         In October 2000, the Company issued warrants to purchase 60,000 shares of common stock at $3.88 per share to an investor relations firm for services provided. Compensation expense of $117,555 was recognized upon issuance of the warrants. The warrants are immediately exercisable and expire in October 2001.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The following sets forth the activity for all warrants:


                                               NUMBER OF       AVERAGE EXERCISE
                                                 SHARES        PRICE PER SHARE
                                              -------------   ------------------

      OUTSTANDING, January 1, 1999                 838,090    $        5.09
              Expired                             (643,090)            5.00
                                              ------------    ----------------

      OUTSTANDING, December 31, 1999               195,000             5.38
              Grants                                60,000             3.88
              Expired                                    -                -
                                              ------------    ----------------

      OUTSTANDING, December 31, 2000               255,000    $        5.03
                                              ============    ================


         As stated in Note 2, the Company has not adopted the fair value accounting prescribed by FASB123 for employees. Had compensation cost for stock options or warrants issued to employees been determined based on the fair value at grant date for awards in 2000 and 1999, consistent with the provisions of FASB123, the Company's net income (loss) and net income (loss) per share would have been reduced to the proforma amounts indicated below:

                                                   2000               1999
                                           -----------------    ----------------

             Net loss                      $       (158,079)    $      (320,445)
                                           =================    ================
              Net loss per common share:
                  Basic and diluted        $          (0.05)    $        (0.12)
                                           =================    ================

         The fair value of each option or warrant was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions: average risk-free interest rates ranging from 4.6% to 5.6%, expected life of five years, dividend yield of 0%; and expected volatility ranging from 55.0% to 56.8%. The weighted-average fair value of the options on the grant date for the years ended December 31, 2000 and 1999 was $0.94 and $2.09 per share, respectively.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



11.      NET INCOME PER COMMON SHARE:

         The following represents the calculation of net income per common share:

                                                                         2000                   1999
                                                                     -----------            -----------
BASIC
Net income applicable to common shareholders                         $   95,167             $   33,427
                                                                     ===========            ===========
Weighted average number of common shares                              2,939,034              2,771,435
                                                                     ===========            ===========
Basic earnings per share                                             $     0.03             $     0.01
                                                                     ===========            ===========

DILUTED
Net income applicable to common shareholders                         $   95,167             $   33,427
                                                                     ===========            ===========
Weighted average number of common shares                              2,939,034              2,771,435
Common stock equivalent shares representing shares issuable
  upon exercise of stock options                                        336,349                 61,447
                                                                     -----------            -----------
Weighted average number of shares used in calculation of
  diluted income per share                                            3,275,383              2,832,882
                                                                     -----------            -----------
Diluted earnings per share                                           $     0.03             $     0.01
                                                                     ===========            ===========


12.      COMMITMENTS:

         LEASES - The Company leases its office space in California, a manufacturing facility in Guadalajara, Mexico, and the facility and certain equipment in the UK under operating leases. The total future minimum lease payments, as of December 31, 2000, are as follows:

               YEARS ENDING DECEMBER 31,
               -------------------------
                         2001                   $    351,599
                         2002                        361,488
                         2003                        291,088
                         2004                        122,713
                         2005                        108,013
                       Thereafter                    927,255
                                                -------------
                                                $  2,162,156
                                                =============

         Lease payments on the manufacturing facility in Mexico are to be made in Mexican Pesos. Lease payments on the facility and equipment in the UK are to be made in GB pound-sterling. The above schedule was prepared using the conversion rates in effect at December 31, 2000. Changes in the conversion rate will have an impact on the Company's required minimum payments and its operating results.

         Rent expense was $172,560 and $253,530 for the years ended December 31, 2000 and 1999, respectively.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         ROYALTY AGREEMENT - The Company had a royalty agreement with a third party on various products, and any derivatives from the base design of these products.

         In April 1998, the third party filed a lawsuit against the Company related to this agreement. This lawsuit was settled in September 1998. In exchange for the release of all future obligations under the royalty agreement, the Company agreed to pay $150,000 and issue 35,000 shares of common stock valued at $60,156. The shares were issued upon the close of the agreement. The $150,000 was due in installments through June 2000. As of December 31, 1999, the Company had paid $118,000 in installments with the remaining $32,000 being included in accrued liabilities. The remaining balance due was paid in full during the year ended December 31, 2000.

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


13.      MAJOR CUSTOMERS:

         The Company frequently sells large quantities of inventory to its customers. For the year ended December 31, 2000, three customers accounted for 29% of the Company's net sales. For the year ended December 31, 1999, two customers accounted for 11% of the Company's net sales.

         For the year ended December 31, 2000 and 1999, DPL contributed 29% and 42%, respectively, of the Company's revenues. No one customer of DPL contributed greater than 10% of the Company's consolidated revenues for the years ended December 31, 2000 and 1999.


14.      EMPLOYEE BENEFIT PLANS:

         401(K) PROFIT SHARING PLAN - The Company has a 401(k) profit sharing plan (the "Plan") covering substantially all employees of DPC. Eligible employees may make voluntary contributions to the Plan, which are matched by the Company at a rate of $.25 for each $1.00 contributed, up to a maximum of six percent of eligible compensation. The Company can also make discretionary contributions. The Company made matching contributions to the Plan of $12,665 and $11,400 for years ended December 31, 2000 and 1999, respectively.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         The Company's subsidiary DPL, has a group personal pension plan covering substantially all of its employees. Eligible employees may make voluntary contributions to the plan. The Company will contribute 7% of the employees basic annual salary to the plan. Contributions are charged to operations as incurred. The Company made contributions totaling $66,908 and $71,400 to the plan for the years ended December 31, 2000 and 1999, respectively.

         EMPLOYEE STOCK OWNERSHIP PLAN - The Company also has an employee stock ownership plan (the "ESOP") covering substantially all employees of DPC. The Company can make discretionary contributions of cash or company stock (as defined in the ESOP plan document) up to deductible limits prescribed by the Internal Revenue Code.

         Effective June 13, 1996, the ESOP obtained a $500,000 loan guaranteed by the Company for the purpose of acquiring common stock of the Company from existing stockholders. The loan bore interest at 8.5% per annum and required monthly payments of principal and interest of $8,852 through June 2000. Immediately upon the funding of the loan, the ESOP purchased approximately 167,504 shares of the Company's common stock from existing shareholders. The Company was required to contribute amounts to the plan to sufficiently cover the debt payments. Contributions to the plan in 1999 were $184,919.


15.      INCOME TAXES:

         Income tax expense (benefit) is comprised of the following:

                                                FOR THE YEARS ENDED
                                                       DECEMBER 31,
                                        ----------------------------------------
                                                2000                   1999
                                        ---------------------  -----------------
                  Current
                      Federal           $         60,000       $        (28,000)
                      State                       21,000                  1,000
                      Foreign                     23,000                143,000
                                        ----------------       -----------------
                                                 104,000                116,000
                                        ----------------       -----------------

                  Deferred
                      Federal                          -                  2,000
                      State                            -                  5,000
                      Foreign                          -                  -
                                        ----------------       -----------------
                                                       -                  7,000
                                        ----------------       -----------------

                                        $        104,000         $      123,000
                                        ================       =================

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The components of the net deferred tax asset and liability recognized as of December 31, 2000 are as follows:


             Current deferred tax assets (liabilities):
                 Accounts   receivable,   principally   due  to  allowance  for
                      doubtful accounts                                                          $         92,723
                 Compensated   absences,   principally   due  to  accrual   for
                      financial reporting purposes                                                         30,317
                 Accrued commissions                                                                        2,267
                 Inventory reserve                                                                        204,714
                 Warranty reserve                                                                         100,350
                 Stock rotation liability                                                                  20,070
                 UNICAP                                                                                    16,104
                 Other                                                                                    (16,758)
                                                                                                 -----------------
                                                                                                          449,787
                      Valuation allowance                                                                (115,750)
                                                                                                 -----------------
                      Net current deferred tax asset                                             $        334,037
                                                                                                 =================

             Long-term deferred tax assets (liabilities):
                 Net operating loss and credit carryforwards                                               36,300
                 Goodwill                                                                                 127,290
                 Depreciation                                                                              24,142
                                                                                                 -----------------
                                                                                                          187,732
                      Valuation allowance                                                                (187,732)
                                                                                                 -----------------
                      Net long-term deferred tax liability                                       $              -
                                                                                                 =================

         Total income tax expense differed from the amounts computed by applying the U.S. federal statutory tax rates to pre-tax income as follows:


                                                                                FOR THE YEARS ENDED
                                                                                    DECEMBER 31,
                                                                              --------------------------
                                                                                2000             1999
                                                                              ----------     -----------
                  Total expense (STET) computed by applying the
                    U.S. statutory rate                                           34.0%           34.0%
                  Permanent differences                                            5.1             2.3
                  State income taxes                                              10.9             3.8
                  Tax effect resulting from foreign activities                  (101.0)           41.5
                  Change in valuation allowance                                  105.2               -
                  Other                                                            0.3               -
                                                                              ----------     ----------
                                                                                  54.5%          81.6%
                                                                              ==========     ==========


         The Company will continue to assess the realizability of the deferred tax assets in future periods. The valuation allowance increased by $212,559 during the year ended December 31, 2000. The valuation allowance did not change during the year ended December 31, 1999.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         At December 31, 2000, the Company has net operating loss carryforwards of approximately $2,680,824 which expire in the year 2020. The Company has California net operating loss carryforwards for the year ended December 31, 2000 of $1,481,958 which expire through 2010. As a result of certain non-qualified stock options which have been exercised the tax benefit from the utilization of the net operating loss carryforward will be charged to additional paid in capital when, and if, the losses are utilized. The net operating loss may be subject to Internal Revenue Code Section 382 limitations.

         No provision has been made for U.S. Federal and state income taxes or foreign taxes that may result from future remittance of the undistributed earnings of foreign subsidiaries because it is expected that such earnings will be reinvested overseas indefinitely. Determination of the amount of any unrecognized deferred income tax liability on these unremitted earnings is not practicable.


17.      SEGMENT REPORTING:

         The Company has identified its segments based upon its geographic operations. These segments are represented by each of the Company's individual legal entities: DPC, PD and DPL. Segment operations are measured consistent with accounting policies used in these consolidated financial statements. Segment information is as follows:


                                                                               December 31, 2000

                                       DPC                   PD                    DPL                Eliminations          Totals
                                -----------------     -----------------     -----------------     -----------------      -----------

Revenues                       $       12,721,296     $          15,302     $       5,146,132     $                      $17,882,730
                               ==================     =================     =================     =================      ===========
Intersegment
  Revenues                     $               --     $       3,026,933     $         483,394     $      (3,510,327)     $        --
                               ==================     =================     =================     =================      ===========

Interest Income                $           68,010     $           1,742     $              --     $         (40,543)     $    29,209
                               ==================     =================     =================     =================      ===========

Interest Expense               $           79,997     $           2,021     $          49,517     $         (40,543)     $    90,992
                               ==================     =================     =================     =================      ===========

Depreciation and
  Amortization                 $          303,890     $          54,346     $         117,751     $              --      $   475,987
                               ==================     =================     =================     =================      ===========

Income Tax                     $           80,000     $              --     $          24,000     $              --      $   104,000
                               ==================     =================     =================     =================      ===========

Net Income(loss)               $         (526,264)    $         179,333     $         442,098     $              --      $    95,167
                               ==================     =================     =================     =================      ===========
Expenditures for
  Segment Assets               $          133,972     $          19,517     $          65,425     $              --      $   218,914
                               ==================     =================     =================     =================      ===========

Segment Assets                 $       10,674,886     $         180,624     $       2,631,015     $      (1,321,475)     $12,165,050
                               ==================     =================     =================     =================      ===========



                                                                                      December 31, 1999

                                           DPC                  PD                 DPL               Eliminations           Totals
                                    ------------------     -----------      -----------------     -----------------      -----------

Revenues                            $        8,864,412     $    19,989      $       6,469,617     $                      $15,354,018
                                    ==================     ===========      =================     =================      ===========
Intersegment Revenues
                                    $               --     $ 2,150,000      $         221,138     $      (2,371,138)     $        --
                                    ==================     ===========      =================     =================      ===========

Interest Income                     $          128,106     $     3,806      $          12,936     $        (113,913)     $    30,935
                                    ==================     ===========      =================     =================      ===========

Interest Expense                    $          130,173     $     7,098      $         154,985     $        (113,913)     $   178,343
                                    ==================     ===========      =================     =================      ===========

Depreciation and
  Amortization                      $          161,489     $    49,358      $         289,844     $              --      $   500,691
                                    ==================     ===========      =================     =================      ===========
Income Tax Expense
                                    $          (20,000)    $        --      $         143,000     $              --      $   123,000
                                    ==================     ===========      =================     =================      ===========

Net Income                          $          (67,139)    $   (70,437)     $         171,003     $              --      $    33,427
                                    ==================     ===========      =================     =================      ===========

Expenditures for
  Segment Assets                    $           42,281     $    51,687      $          93,794     $              --      $   187,762
                                    ==================     ===========      =================     =================      ===========

Segment Assets                      $        9,251,925     $   829,095      $       4,924,991     $      (3,845,178)     $11,160,833
                                    ==================     ===========      =================     =================      ===========


