Form 10QSB
period 2001-03-31
DIGITAL POWER CORP
filed 2001-05-21
CIK 896493

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2001

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Number of shares of common stock outstanding as of March 31, 2001: 3,260,680

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2001
                                   (UNAUDITED)

                                 ASSETS

CURRENT ASSETS:
   Cash                                                            $    928,385
   Accounts receivable - trade, net of allowance
     for doubtful accounts of $231,397                                2,432,755
   Income tax refund receivable                                          29,200
   Other receivables                                                     95,849
   Inventory, net                                                     5,363,822
   Prepaid expenses and deposits                                        197,481
                                                                   ------------
      Total current assets                                            9,047,492

PROPERTY AND EQUIPMENT, net                                           1,043,430

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED,
   net amortization of $469,927                                         982,264

DEPOSITS                                                                 36,272
                                                                   ------------
TOTAL ASSETS                                                       $ 11,109,458
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable                                                   $    850,000
   Current portion of capital lease obligations                          39,732
   Accounts payable                                                   1,373,305
   Income taxes payable                                                 166,783
   Accrued liabilities                                                1,003,974
                                                                   ------------
      Total current liabilities                                       3,433,794

CAPITAL LEASE OBLIGATIONS, less current portion                          49,665
DEFERRED INCOME TAXES                                                    15,609
                                                                   ------------
      Total liabilities                                               3,499,068
                                                                   ------------
COMMITMENTS AND CONTINGENCIES                                                 -

STOCKHOLDERS' EQUITY:

   Preferred stock issuable in series, no par value,
     2,000,000 shares authorized; no shares issued
     and outstanding                                                          -
   Common Stock, no par value, 10,000,000 shares authorized;
      3,260,680 shares issued and outstanding                         9,786,251
   Additional paid-in capital                                           733,256
   Accumulated deficit                                               (2,511,961)
   Accumulated other comprehensive income                              (397,156)
                                                                   ------------
      Total stockholders' equity                                      7,610,390
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 11,109,458
                                                                   ============

See accompanying notes to these condensed consolidated financial statements.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED
                                                              MARCH 31,

                                                         2001           2000
                                                    ------------   ------------

REVENUES                                            $  3,259,347   $  4,238,275
COST OF GOODS SOLD                                     2,632,251      2,978,311
                                                    ------------   ------------
   Gross Margin                                          627,096      1,259,964
                                                    ------------   ------------
OPERATING EXPENSES
   Engineering and product development                   317,347        282,792
   Marketing and selling                                 254,682        316,224
   General and administrative                            460,849        450,886
                                                    ------------   ------------
      Total operating expenses                         1,032,878      1,049,902
                                                    ------------   ------------
INCOME (LOSS) FROM OPERATIONS                           (405,782)       210,062
                                                    ------------   ------------
OTHER INCOME (EXPENSES):
   Interest income                                         7,168          6,491
   Interest expense                                      (14,413)       (24,891)
                                                    ------------   ------------
      Other income (expense)                              (7,245)       (18,400)
                                                    ------------   ------------
INCOME (LOSS) BEFORE INCOME TAXES                       (413,027)       191,662
PROVISION FOR INCOME TAXES                               368,000        100,000
                                                    ------------   ------------
NET INCOME (LOSS)                                       (781,027)        91,662
                                                    ------------   ------------
Other comprehensive income:
   Foreign currency translation adjustment              (149,857)       (58,492)
                                                    ------------   ------------
COMPREHENSIVE INCOME (LOSS)                         $   (930,884)  $     33,170
                                                    ============   ============
NET INCOME (LOSS) PER SHARE
   BASIC                                            $      (0.24)  $       0.03
                                                    ============   ============
   DILUTED                                          $      (0.24)  $       0.03
                                                    ============   ============

See accompanying notes to these condensed consolidated financial statements.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED
                                                              MARCH 31,

                                                         2001           2000
                                                    ------------   ------------


Cash Flows from Operating Activities:
   Net income (loss)                                $   (781,027)  $     91,662
   Adjustments to reconcile net income (loss)
      to net cash used in operating activities:
        Depreciation and amortization                    127,282        115,057
        Change in allowance of deferred income taxes     349,646              -
        Inventory Reserve                                (10,000)             -
   Changes in operating assets and liabilities:
      Accounts receivable                                823,326       (354,096)
      Other receivables                                   (5,395)        (9,682)
      Income tax refund receivable                       150,000              -
      Inventory                                         (210,198)         4,621
      Prepaid expenses                                    16,217         10,860
      Other assets                                        (7,721)             -
      Deposits                                                 -           (163)
      Accounts payable                                  (575,880)         4,359
      Accrued liabilities                                  1,058          5,621
      Other long-term liabilities                              -        (25,000)
                                                    ------------   ------------
        Net cash used in operating activities           (122,692)      (156,761)
                                                    ------------   ------------
Cash Flows from Investing Activities:
   Purchases of property and equipment                   (39,979)       (11,392)
                                                    ------------   ------------
      Net cash used in investing activities              (39,979)       (11,392)
                                                    ------------   ------------

Cash Flows from Financing Activities:
   Proceeds from exercise of stock options                     -         60,169
   Proceeds from notes payable                           450,000              -
   Payments on capital lease obligations                 (15,494)       (11,531)
                                                    ------------   ------------
   Net cash provided by financing activities             434,506         48,638
                                                    ------------   ------------
Effect of Exchange Rate Changes on Cash                 (149,857)       (58,492)
                                                    ------------   ------------
Net Increase (Decrease) in cash                          121,978       (178,007)

Cash and cash equivalents, beginning of period           806,407        824,708
                                                    ------------   ------------
Cash and cash equivalents, end of period            $    928,385   $    646,701
                                                    ============   ============


See accompanying notes to these condensed consolidated financial statements.

                            DIGITAL POWER CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2000.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at March 31, 2001, the results of operations for the three month periods ended March 31, 2001 and 2000, and cash flows for the three months ended March 31, 2001 and 2000. The results for the period ended March 31, 2001, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2001.

NOTE 2 - EARNINGS PER SHARE

The following represents the calculation of earnings (loss) per share:




                                                                  FOR THE THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                          (Unaudited)
                                                                  2001                2000
                                                              -------------        ------------
                  BASIC

Net Income (loss)                                             $    (781,027)       $     91,662

Less - preferred stock dividends                                          -                   -
                                                              -------------        ------------
Net income (loss) applicable to common shareholders           $    (781,027)       $     91,662

Weighted average number of common shares                          3,260,680           2,783,347

Basic earnings (loss) per share                               $       (0.24)       $       0.03
                                                              -------------        ------------

                 DILUTED
Net income (loss) applicable to common shareholders           $    (781,027)       $     91,662
Preferred stock dividend                                                  -                   -
                                                              -------------        ------------
Net income (loss) available to common shareholders
    plus assumed conversion                                   $    (781,027)       $     91,662
                                                              -------------        ------------
Weighted average number of common shares                          3,260,680           2,783,347

Common stock equivalent shares representing
    Shares issuable upon exercise of stock options                        -             432,514
                                                              -------------        ------------
Weighted average number of shares used in
    Calculation of diluted income (loss) per share                3,260,680           3,215,861
                                                              -------------        ------------
Diluted earnings (loss) per share                             $       (0.24)       $       0.03
                                                              -------------        ------------


NOTE 3 - SEGMENT INFORMATION

The company has identified its segments based upon its geographic operations. These segments are represented by each of the Company's individual legal entities: Digital Power Corporation (DPC), Poder Digital, S.A. de C. V. (PD) and Digital Power Limited (DPL). Segment information is as follows:

                         For the Three Months Ended March 31, 2001
                                    (Unaudited)


                   DPC             PD             DPL       Eliminations        Totals
               -----------    ----------     -----------    ------------      -----------

Revenues       $ 1,959,482    $      698     $ 1,299,167    $          -      $ 3,259,347
               ==========================================================================
Intersegment
  Revenues     $   242,187    $  780,167     $         -    $ (1,022,354)     $         -
               ==========================================================================
Interest
  Income       $    11,115    $      190     $     5,833    $     (9,970)     $     7,168
               ==========================================================================
Interest
  Expense      $    14,186    $      227     $     9,970    $     (9,970)     $    14,413
               ===========================================================================
Income Tax
  Expense
  (Benefit)    $   350,500    $        -     $    17,500    $          -      $   368,000
               ==========================================================================
Income
  (Loss)       $  (877,414)   $   35,915     $    60,472    $          -      $  (781,027)
               ==========================================================================


                         For the Three Months Ended March 31, 2000
                                    (Unaudited)


                   DPC             PD             DPL       Eliminations        Totals
               -----------    ----------     -----------    ------------      -----------


Revenues       $ 2,823,790    $       40     $ 1,414,445    $          -      $ 4,238,275
               ==========================================================================
Intersegment
  Revenues     $   102,818    $  547,160     $         -    $   (649,978)     $         -
               ==========================================================================
Interest
  Income       $    29,508    $      566     $     4,817    $    (28,400)     $     6,491
               ==========================================================================
Interest
  Expense      $    20,828    $      852     $    31,611    $    (28,400)     $    24,891
               ==========================================================================
Income Tax
  Expense
  (Benefit)    $    98,000    $        -     $     2,000    $          -      $   100,000
               ==========================================================================
Income
  (Loss)       $   130,064    $    9,264     $   (47,666)   $          -      $    91,662
               ==========================================================================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenues and earnings from operations of the Company. Factors that could cause actual results to differ materially include, in addition to other factors identified in this report, a high degree of customer concentration, dependence on the computer and other electronic equipment industry, competition in the power supply industry, dependence on the Guadalajara, Mexico facility, and other risks factors detailed in the Company's Securities and Exchange Commission ("SEC") filings including the risk factors set forth in the Company's
Registration Statement on Form SB-2, SEC File No. 333-14199, and "Certain Considerations" section in the Company's Form 10-KSB for the year ended December 31, 2000. Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

THREE MONTHS ENDED MARCH 31, 2001, COMPARED TO MARCH 31, 2000

REVENUES

Revenues decreased by 23.1% to $3,259,347 for the first quarter ended March 31, 2001, from $4,238,275 for the first quarter ended March 31, 2000. Revenues from the Company's United Kingdom's operations of Digital Power Ltd. decreased 8.2% to $1,299,167 for the first quarter ended March 31, 2001, from $1,414,445 for the first quarter ended March 31, 2000. Revenues attributed to the United States operations decreased by 30.6% from the same quarter of the prior year. The decrease in revenues can be attributed primarily to the significant and sudden downturn in demand from virtually all of the Company's customers.

GROSS MARGINS

Gross margins were 19.2% for the three months ended March 31, 2001, compared to 29.7% for the three months ended March 31, 2000. The decrease in gross margins can be attributed primarily to the overcapacity in our Mexican manufacturing operations. Included in cost of sales for the first quarter of 2001 were one time charges of $110,217 reflecting severance pay for 116 employees laid off in the Mexican operations.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were 22.0% of revenues for the three months ended March 31, 2001, compared to 18.1% for the three months ended March 31, 2000. In actual dollar terms, these expenses were down 6.7%, while revenues were down 23.1%, resulting in the higher expense as a percentage of revenues.

ENGINEERING AND PRODUCT DEVELOPMENT

Engineering and product development expenses were 9.7% of revenues for the three months ended March 31, 2001, and 6.7% for the three months ended March 31, 2000. Actual dollar expenditures were up by 12.2%, reflecting the Company's continuing commitment to new product development.

INTEREST EXPENSE

Interest expense, net of interest income, was $7,245 for the three months ended March 31, 2001, compared to $18,400 for the three months ended March 31, 2000. The decrease in interest expense is primarily due to reduced borrowings on the Company line of credit, which was reduced from $940,000 at the end of March 2000, to $850,000 at the end of March 2001, and replacement of Gresham receivables financing with a bank line of credit with a more favorable interest rate.

INCOME (LOSS) BEFORE INCOME TAXES

For the three months ended March 31, 2001, the Company had a loss before income taxes of $413,027 compared to income before income taxes of $191,662 for the three months ended March 31, 2000. Gresham Power reported income before income taxes of $77,972 for the three months ended March 31, 2001, compared to a loss before income taxes of $45,666 for the three months ended March 31, 2000.

INCOME TAX

Provision for income tax increased from a $100,000 income tax expense for the three months ended March 31, 2000, to an income tax expense of $368,000 for the first quarter of 2001, due primarily to the management decision to increase the allowance against the DPC deferred income tax asset of $350,500. Gresham Power income tax expense was $2,000 in the first quarter of 2000 and $17,500 in the first quarter of 2001.

NET INCOME (LOSS)

Net loss for the three months ended March 31, 2001, was $781,027 compared to net income of $91,662 for the three months ended March 31, 2000. Contributing to the loss were the one time charges of $110,217 for severance pay, plus $350,500 deferred income tax.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2001, the Company had cash of $928,385 and working capital of $5,613,698. This compares with cash of $646,701 and working capital of $5,527,291 at March 31, 2000. The increase in working capital was due to a decrease in accounts receivable, tax refund receivable and deferred income tax and increase in accounts payable, offset by an increase in inventory and prepaid expenses and a decrease in notes payable and accrued liabilities, resulting in an increase in cash and cash equivalents. Cash used in operating activities for the Company totaled $122,692 for the three months ended March 31, 2001. Cash used in operating activities for the Company totaled $156,761 for the three months ended March 31, 2000. Cash used in investing activities was $39,979 for the three months ended March 31, 2001, compared to $11,392 for the three months ended March 31, 2000. Net cash provided by financing activities was $434,506 for the three months ended March 31, 2001, compared to $48,638 for the three months ended March 31, 2000.

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

                                                  DIGITAL POWER CORPORATION
                                                         (Registrant)


Date:  May 21, 2001                            /s/ ROBERT O. SMITH
                                                   -----------------------------
                                                   Robert O. Smith
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)


Date:  May 21, 2001                            /s/ PHILIP G. SWANY
                                                   -----------------------------
                                                   Philip G. Swany
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)