Form 10QSB
period 2001-06-30
DIGITAL POWER CORP
filed 2001-08-24
CIK 896493

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2001

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|

Number of shares of common stock outstanding as of June 30, 2001: 3,260,680

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2001
                                   (unaudited)



                                 ASSETS

CURRENT ASSETS:
   Cash                                                                        $    765,144
   Accounts receivable - trade, net of allowance
     for doubtful accounts of $322,815                                            1,824,550
   Income tax refund receivable                                                      29,200
   Other receivables                                                                 74,963
   Inventory, net                                                                 2,522,104
   Prepaid expenses and deposits                                                    112,410
                                                                               ------------
      Total current assets                                                        5,328,371

PROPERTY AND EQUIPMENT, net                                                         996,089

DEPOSITS                                                                             37,141
                                                                               ------------
TOTAL ASSETS                                                                   $  6,361,601
                                                                               ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable                                                               $    850,000
   Current portion of capital lease obligations                                      35,193
   Accounts payable                                                               1,664,521
   Income taxes payable                                                             104,244
   Severance liability                                                              658,000
   Accrued liabilities                                                              930,851
                                                                               ------------
      Total current liabilities                                                   4,242,809

CAPITAL LEASE OBLIGATIONS, less current portion                                      40,823

DEFERRED INCOME TAXES                                                                15,485
                                                                               ------------
      Total liabilities                                                           4,299,117
                                                                               ------------
COMMITMENTS AND CONTINGENCIES                                                             -

STOCKHOLDERS' EQUITY:
   Preferred stock issuable in series, no par value, 2,000,000 shares
      authorized; no shares issued and outstanding                                        -
   Common Stock, no par value, 10,000,000 shares authorized;
      3,260,680 shares issued and outstanding                                     9,786,251
   Additional paid-in capital                                                       733,256
   Accumulated deficit                                                           (8,071,053)
   Accumulated other comprehensive loss                                            (385,970)
                                                                               ------------
      Total stockholders' equity                                                  2,062,484
                                                                               ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $  6,361,601
                                                                               ============


See accompanying notes to these condensed consolidated financial statements.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                           JUNE 30,                       JUNE 30,
                                                     2001            2000           2001           2000
                                                ------------     ------------   ------------   ------------

REVENUES                                        $  2,489,748     $  4,287,433   $  5,749,095   $  8,525,708
COST OF GOODS SOLD                                 6,087,032        3,038,070      8,719,283      6,016,381
                                                ------------     ------------   ------------   ------------
   Gross Margin                                   (3,597,284)       1,249,363     (2,970,188)     2,509,327
                                                ------------     ------------   ------------   ------------
OPERATING EXPENSES
   Engineering and product development               313,729          267,120        631,076        549,912
   Marketing and selling                             222,805          387,418        477,487        703,642
   General and administrative                      1,457,633          522,801      1,918,482        973,687
                                                ------------     ------------   ------------   ------------
      Total operating expenses                     1,994,167        1,177,339      3,027,045      2,227,241
                                                ------------     ------------   ------------   ------------
INCOME (LOSS) FROM OPERATIONS                     (5,591,451)          72,024     (5,997,233)       282,086
                                                ------------     ------------   ------------   ------------
OTHER INCOME (EXPENSES):
   Interest income                                     2,748            2,969          9,916          9,460
   Interest expense                                  (17,386)         (25,893)       (31,799)       (50,784)
    Gain (loss) on disposal of assets                (22,769)           1,568        (22,769)         1,568
                                                ------------     ------------   ------------   ------------
      Other income (expense)                         (37,407)         (21,356)       (44,652)       (39,756)
                                                ------------     ------------   ------------   ------------
INCOME (LOSS) BEFORE INCOME TAXES                 (5,628,858)          50,668     (6,041,885)       242,330
PROVISION (BENEFIT) FOR INCOME TAXES                 (88,000)          30,000        280,000        130,000
                                                ------------     ------------   ------------   ------------
NET INCOME (LOSS)                                 (5,540,858)          20,668     (6,321,885)       112,330
                                                ------------     ------------   ------------   ------------
Other comprehensive loss:
   Foreign currency translation adjustment             4,951         (185,387)      (144,906)      (243,880)
                                                ------------     ------------   ------------   ------------
COMPREHENSIVE LOSS                              $ (5,535,907)    $   (164,719)  $ (6,466,791)  $   (131,550)
                                                ============     ============   ============   ============
NET INCOME (LOSS) PER SHARE
   BASIC                                        $      (1.70)    $       0.01   $      (1.94)  $       0.04
                                                ============     ============   ============   ============
   DILUTED                                      $      (1.70)    $       0.01   $      (1.94)  $       0.03
                                                ============     ============   ============   ============


See accompanying notes to these condensed consolidated financial statements.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                         SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                        2001           2000
                                                                   ------------     ----------

Cash Flows from Operating Activities:
   Net income (loss)                                               $ (6,321,885)    $  112,330
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                   216,590        194,946
        Net loss on disposal of assets                                   22,315
        Deferred income taxes                                           349,522
        Warranty Expense                                                (40,000)             -
        Inventory reserve                                             3,250,560
        Severance accrual                                               658,000
        Impairment of goodwill                                          946,263
        Allowance for doubtful accounts                                 (91,397)
Changes in operating assets and liabilities:
      Accounts receivable                                             1,522,929       (398,914)
      Other receivables                                                  15,491        (25,017)
      Income tax refund receivable                                      150,000         51,432
      Inventory                                                        (629,040)      (305,114)
      Prepaid expenses and deposits                                     101,288        (67,804)
      Other assets                                                       (8,590)
      Accounts payable                                                 (284,662)       260,380
      Accrued liabilities                                               (94,612)       157,256
      Other long-term liabilities                                             -        (25,000)
      Net adjustments                                                 6,084,657       (157,835)
                                                                   ------------     ----------
        Net cash used in operating activities                          (237,228)       (45,505)
                                                                   ------------     ----------
Cash Flows from Investing Activities:
   Purchases of property and equipment                                  (74,018)       (97,138)
     Proceeds from sale of asset                                         (5,758)             -
                                                                   ------------     ----------
      Net cash used in investing activities                             (68,260)       (97,138)
                                                                   ------------     ----------
Cash Flows from Financing Activities:
   Proceeds from exercise of stock options
    including related tax benefits                                                      78,669
   Payments on capital lease obligations                                (28,875)       (25,094)
   Principal payments on notes payable                                  450,000              -
                                                                   ------------     ----------
   Net cash provided by financing activities                            421,125         53,575
                                                                   ------------     ----------
Effect of Exchange Rate Changes on Cash                                (156,900)      (129,787)
                                                                   ------------     ----------
Net decrease in cash and cash equivalents                               (41,263)      (218,855)
Cash and cash equivalents, beginning of period                          806,407        824,708
                                                                   ------------     ----------
Cash and cash equivalents, end of period                           $    765,144     $  605,853
                                                                   ============     ==========


See accompanying notes to these condensed consolidated financial statements.

                            DIGITAL POWER CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

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

     In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at June 30, 2001, the results of operations for the three month and six month periods ended June 30, 2001and 2000, and cash flows for the six months ended June 30, 2001 and 2000. The results for the period ended June 30, 2001, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2001.

NOTE 2 - MEXICO OPERATIONS

     Included in the gross margins for the three months ended June 30, 2001 are accruals for estimated severance pay liability in its Mexican subsidiary of $658,000 and an increase in inventory reserve for obsolete and slow moving of $3,251,000. The Company believes the sales of its products in the United States will continue to be slow, and, as a result, the Company will have excess capacity at its Guadalajara, Mexico facility. In order to reduce expenses, the Company has suspended operations of the Guadalajara, Mexico facility for a period of two weeks and anticipates that it will continue to periodically suspend operation in the future to further reduce expense. In light of the suspended operations, the Company has accrued the estimated severance liability. Further, due to the planned suspension of operations of its Guadalajara, Mexico facility, and cancellation of purchase orders and delays of delivery of products by two customers, the Company has reviewed the status of its inventory and is considering moving a portion of its inventory to China for use by its China manufacturer. As discussed above, the Company has increased its inventory reserve by $3,251,000.

NOTE 3 - IMPAIRMENT OF GOODWILL

     Included in general and administrative expense for the three months ended June 30, 2001, is the write off of the remaining unamortized goodwill as an impairment charge of goodwill for $946,263, related to the 1998 acquisition of the Company's United Kingdom subsidiary, Digital Power Ltd. The Company has sustained losses recently. The economic outlook is significantly deteriorating in the United Kingdom and Europe. The ability to recover the goodwill is highly suspect. The Company has elected to write off the unamortized goodwill as an impaired asset.

NOTE 4 - BANK LINE OF CREDIT

     In August 2001, San Jose National Bank informed the Company that it was in default of certain Revolving Loan covenants, including profitability, net worth amount and inventory amount. The Company and San Jose National Bank subsequently met and revised the terms of the Revolving Loan. Under the revised agreement, the Company reduced its outstanding balance by $450,000 and revised the maximum amount that the Company may borrow to $600,000. Further, inventory will no longer be included in the Company's borrowing base. Further, the revised terms of the Revolving Loan will be subject to further review on September 15, 2001, when the Revolving Loan matures. No assurance can be given that the Revolving Loan will be renewed.

NOTE 5 - EARNINGS PER SHARE

     The following represents the calculation of earnings per share:



                                                    FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                              JUNE 30,                          JUNE 30,
                                                        2001             2000            2001            2000
                                                   ------------      -----------    ------------    ------------
                  BASIC
Net Income (loss)                                  $ (5,540,858)     $    20,668    $ (6,321,885)   $    112,330
Less - preferred stock dividends                              -                -               -               -
                                                   ------------      -----------    ------------    ------------
Net income (loss) applicable to common
  shareholders                                       (5,540,858)          20,668      (6,321,885)        112,330

Weighted average number of common shares              3,260,680        2,805,754       3,260,680       2,794,550
                                                   ------------      -----------    ------------    ------------
Basic earnings (loss) per share                    $      (1.70)     $      0.01    $      (1.94)   $       0.04
                                                   ============      ===========    ============    ============

                 DILUTED

Net income (loss) applicable to common
  shareholders                                     $ (5,540,858)     $    20,668    $ (6,321,885)   $    112,330
Preferred stock dividend                                      -                -               -               -
                                                   ------------      -----------    ------------    ------------
Net income (loss) available to common
  shareholders plus assumed conversion               (5,540,858)          20,668      (6,321,885)        112,330
                                                   ------------      -----------    ------------    ------------
Weighted average number of common shares              3,260,680        2,805,754       3,260,680       2,794,550
Common stock equivalent shares
  representing shares issuable upon exercise
  of stock options                                            -          400,865               -         417,242
                                                   ------------      -----------    ------------    ------------
Weighted average number of shares used in
  calculation of diluted income (loss)
  per share                                           3,260,680        3,206,619       3,260,680       3,211,792
                                                   ------------      -----------    ------------    ------------
Diluted earnings (loss) per share                  $      (1.70)     $      0.01    $      (1.94)   $       0.03
                                                   ============      ===========    ============    ============


NOTE 6 - SEGMENT REPORTING

     The company has identified its segments based upon its geographic operations. These segments are represented by each of the Company's individual legal entities: Digital Power Corporation (DPC), Poder Digital, S.A. de C.V.
(PD) and Digital Power Limited (DPL). Segment information is as follows:


                    For the Three Months Ended June 30, 2001

                         DPC              PD              DPL         Eliminations          Totals
                    ------------     -----------     ------------     ------------      ------------

Revenues            $  1,431,631     $       427     $  1,057,690     $          -      $  2,489,748
                    ============     ===========     ============     ============      ============
Intersegment
  Revenues          $    193,637     $   630,981     $        880     $   (825,498)     $          -
                    ============     ===========     ============     ============      ============
Interest
  Income            $      7,201     $       478     $      1,364     $     (6,295)     $      2,748
                    ============     ===========     ============     ============      ============
Interest
  Expense           $     17,221     $       165     $      6,295     $     (6,295)     $     17,386
                    ============     ===========     ============     ============      ============
Income Tax
  Expense
  (Benefit)         $          -     $         -     $    (88,000)    $          -      $    (88,000)
                    ============     ===========     ============     ============      ============
Income
  (loss)            $ (5,368,042)    $    43,603     $   (216,419)    $          -      $ (5,540,858)
                    ============     ===========     ============     ============      ============


                    For the Three Months Ended June 30, 2000

                         DPC              PD              DPL         Eliminations          Totals
                    ------------     -----------     ------------     ------------      ------------

Revenues            $  2,948,782     $     9,964     $  1,328,687     $          -      $  4,287,433
                    ============     ===========     ============     ============      ============
Intersegment
  Revenues          $    163,574     $   594,720     $          -     $   (758,294)     $          -
                    ============     ===========     ============     ============      ============
Interest
  Income            $     29,415     $       497     $      1,457     $    (28,400)     $      2,969
                    ============     ===========     ============     ============      ============
Interest
  Expense           $     22,426     $       404     $     31,463     $    (28,400)     $     25,893
                    ============     ===========     ============     ============      ============
Income Tax
  Expense           $     32,000     $         -     $     (2,000)    $          -      $     30,000
                    ============     ===========     ============     ============      ============
Income
  (loss)            $     61,932     $      (762)    $    (40,502)    $          -      $     20,668
                    ============     ===========     ============     ============      ============


                     For the Six Months Ended June 30, 2001

                         DPC             PD              DPL         Eliminations          Totals
                    ------------     -----------     ------------     ------------      ------------

Revenues            $  3,391,113     $    1,125      $  2,356,857     $          -      $  5,749,095
                    ============     ===========     ============     ============      ============
Intersegment
  Revenues          $    435,824     $ 1,411,148     $        880     $ (1,847,852)     $          -
                    ============     ===========     ============     ============      ============
Interest
  Income            $     18,316     $       668     $      7,197     $    (16,265)     $      9,916
                    ============     ===========     ============     ============      ============
Interest
  Expense           $     31,407     $       392     $     16,265     $    (16,265)     $     31,799
                    ============     ===========     ============     ============      ============
Income Tax
  Expense           $    350,500     $         -     $    (70,500)    $          -      $    280,000
                    ============     ===========     ============     ============      ============
Income
  (loss)            $ (6,245,456)    $    79,518     $   (155,947)    $          -      $ (6,321,885)
                    ============     ===========     ============     ============      ============


                     For the Six Months Ended June 30, 2000

                         DPC             PD               DPL         Eliminations          Totals
                    ------------     -----------     ------------     ------------      ------------
Revenues            $  5,772,572     $    10,004     $  2,743,132     $          -      $  8,525,708
                    ============     ===========     ============     ============      ============
Intersegment
  Revenues          $    266,392     $ 1,141,880     $          -     $ (1,408,272)     $          -
                    ============     ===========     ============     ============      ============
Interest
  Income            $     58,923     $     1,063     $      6,274     $    (56,800)     $      9,460
                    ============     ===========     ============     ============      ============
Interest
  Expense           $     43,254     $     1,256     $     63,074     $    (56,800)     $     50,784
                    ============     ===========     ============     ============      ============
Income Tax
  Expense           $    130,000     $         -     $          -     $          -      $    130,000
                    ============     ===========     ============     ============      ============
Income
  (loss)            $    191,996     $     8,502     $    (88,168)    $          -      $    112,330
                    ============     ===========     ============     ============      ============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenues and earnings (losses) from operations of the Company. Factors that could cause actual results to differ materially include, in addition to other factors identified in this report, a high degree of customer concentration, dependence on the computer and other electronic equipment industry, competition in the power supply industry, facility, and other risks factors detailed in the Company's Securities and Exchange Commission ("SEC") filings including the "Certain Considerations" section in the Company's Form 10-KSB for the year ended December 31, 2000. Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

     During the three and six months ended June 30, 2001, the Company's United States operations experienced a substantial decrease in sales. Further, certain customers have requested that prior purchase orders be cancelled or that the products ordered be delivered at a substantially later date. As a result of the decrease in sales the Company has experienced a substantial loss during the three and six months ended June 30, 2001 and is currently experiencing a shortage in cash. Further, the Company had been notified by its primary bank that it was in default under its current loan agreement. (See Capital and Liquidity Resources section.)

     In order to reduce expenses and conserve cash, the Company has reduced its personnel and implemented a four-day work week at its Fremont, California office. Further, beginning in mid-August, 2001, the Company has shut down its Guadalajara, Mexico facilities for a period of two weeks and anticipates to continue to periodically shut down its Guadalajara, Mexico facilities in order to reduce expenses.

     The Company believes that sales of its products in the United States will continue to be slow and that it will incur losses in the future. In order to continue its operations, the Company will be required to seek additional cash for working capital. The Company is currently in preliminary discussions with potential investors; however, no assurance can be given that the Company will be able to obtain additional financing. In the event the Company is unable to obtain additional financing, the Company will consider a number of alternatives in order to reduce its expenses or obtain additional cash including shutting down its Guadalajara, Mexico facility and Fremont, California operations or sell its United Kingdom operations.

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2001, COMPARED TO JUNE 30, 2000 REVENUES

     Revenues decreased by 41.9% to $2,489,748 for the three months ended June 30, 2001, from $4,287,433 for the three months ended June 30, 2000. Revenues from the Company's United Kingdom's operations of Digital Power Ltd., decreased 20.4% to $1,057,690 for the second quarter ended June 30, 2001, $1,328,687 for the second quarter ended June 30, 2000. Revenues attributed to the United States operations decreased by 51.5% from the same quarter during the prior year due to the dramatic slowdown in the entire electronics industry.

     For the six months ended June 30, 2001, revenues decreased by 32.6% to $5,749,095 from $8,525,708 for the six months ended June 30, 2000. The decrease in revenues during the six months ended June 30, 2001, can be attributed to the sudden significant and unprecedented drop in demand from virtually all of the Company's customers. For the six months ended June 30, 2001, Digital Power Ltd. contributed $2,356,857 to the Company's revenues compared to $2,743,132 for the six months ended June 30, 2000.

GROSS MARGINS

     Gross margins were (144.5%) for the three months ended June 30, 2001, compared to 29.1% for the three months ended June 30, 2000. Included in the gross margins for the three months ended June 30, 2001 are accruals for estimated severance pay liability in its Mexican subsidiary of $658,000 and an increase in inventory reserve for obsolete and slow moving of $3,251,000. The Company believes the sales of its products in the United States will continue to be slow, and, as a result, the Company will have excess capacity at its Guadalajara, Mexico facility. In order to reduce expenses, the Company has suspended operations of the Guadalajara, Mexico facility for a period of two weeks and anticipates that it will continue to periodically suspend operation in the future to further reduce expense. In light of the suspended operations, the Company has recognized the severance liability. Further, due to the planned suspension of operations of its Guadalajara, Mexico facility, and cancellation of purchase orders and delays of delivery of products by two customers, the Company has reviewed the status of its inventory and is considering moving a portion of its inventory to China for use by its China manufacturer. As discussed above, the Company has increased its inventory reserve for obsolete and slow moving by $3,251,000. The decrease in gross margins can further be attributed to the fixed costs of the excess capacity in its Mexican subsidiary.

     Gross margins were (51.7%) for the six months ended June 30, 2001, compared to 29.4% for the six months ended June 30, 2000. Included in the gross margins for the six months ended June 30, 2001 are the accruals mentioned above. The decrease in gross margins can further be attributed to the fixed costs of the excess capacity in its Mexican subsidiary.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses were 67.5% of revenues for the three months ended June 30, 2001, including impairement charge of $946,264, compared to 21.2% for the three months ended June 30, 2000. Selling, general and administrative expenses were 41.7% of revenues for the six months ended June 30, 2001, including the goodwill amortization noted above, compared to 19.7% for the six months ended June 30, 2000.

ENGINEERING AND PRODUCT DEVELOPMENT

     Engineering and product development expenses were 12.6% of revenues for the three months ended June 30, 2001 and 6.2% for the three months ended June 30, 2000. Engineering and product development expenses were 11.0% of revenues for the six months ended June 30, 2001, compared to 6.5% for the six months ended June 30, 2000. Actual dollar expenditures increased $46,609 from $267,120 for the three months ended June 30, 2000 to $313,729 for the three months ended June 30, 2001 and increased $81,164 from $549,912 for the six months ended June 30, 2000 to $631,076 for the six months ended June 30, 2001. The increases in engineering and product development expenses reflect the Company's continuing commitment to new product development.

INTEREST EXPENSE

     Interest expense, net of interest income, was $14,638 for the three months ended June 30, 2001, compared to $22,924 for the three months ended June 30, 2000. Interest expense, net of interest income, was $21,883 for the six months ended June 30, 2001, compared to $41,324 for the six months ended June 30, 2000. The decrease in interest expense is primarily due to reduced average borrowing balance on the Company line of credit, and replacement of Digital Power Ltd. receivables financing with a bank line of credit with a more favorable interest rate.

INCOME (LOSS) BEFORE INCOME TAXES

     For the three months ended June 30, 2001, the Company had a loss before income taxes of $5,628,858 compared to income before income taxes of $50,668 for the three months ended June 30, 2000. For the six months ended June 30, 2001, the Company had a loss before income taxes of $6,041,885 compared to income before income taxes of $242,330 for the six months ended June 30, 2000.

INCOME TAX

     The provision for income tax decreased from a tax expense of $30,000 for the three months ended June 30, 2000, to a tax benefit of $88,000 for the three months ended June 30, 2001, and increased from $130,000 for the six months ended June 30, 2000, to $280,000 for the six months ended June 30, 2001. Included in the provision for income tax is a write off of a deferred asset of $350,523 in the first quarter of 2001.

NET INCOME (LOSS)

     Net loss for the three months ended June 30, 2001, was $5,540,858 compared to net income of $20,668 for the three months ended June 30, 2000. Net loss for the six months ended June 30, 2001, was $6,321,885, compared to a net income of $112,330 for the six months ended June 30, 2000. The decrease in net income for the three-month period was due primarily to several items including a $3,251,000 write-down for revaluation of excess slow moving and obsolete inventory, a $658,000 charge for potential severance pay liability associated with reducing capacity in its Mexican production facility, and $946,264 impairment of goodwill.

LIQUIDITY AND CAPITAL RESOURCES

     On June 30, 2001, the Company had cash of $765,144 and working capital of $1,085,562. This compares with cash of $605,853 and working capital of $5,476,762 at June 30, 2000. The decrease in working capital was due to a decrease of accounts payable and notes payable, offset by a decrease in accounts receivable, inventory and prepaid expenses and an increase in accrued liabilities, resulting in an increase in cash and cash equivalents. Cash used in operating activities for the Company totaled $237,228 and $45,505 for the six months ended June 30, 2001 and 2000.

     Cash used in investing activities was $68,260 for the six months ended June 30, 2001, compared to $97,138 for the six months ended June 30, 2000. Net cash provided by financing activities was $421,125 for the six months ended June 30, 2001, compared to $53,575 in the prior period.

     The Company has a $3 million revolving line of credit loan ("Revolving Loan") with San Jose National Bank, which Revolving Loan is secured by substantially all of its assets. Under the original terms of the Revolving Line, the Company may borrow against a percentage of its accounts receivables and inventory. As of June 30, 2001, the amount outstanding under the Revolving Loan was approximately $850,000. Subsequent to June 30, 2001, the Company drew down an additional $200,000 increasing the amount outstanding to approximately $1,050,000.

     In August 2001, San Jose National Bank informed the Company that it was in default of certain Revolving Loan covenants, including profitability, net worth amount and inventory amount. The Company and San Jose National Bank subsequently met and revised the terms of the Revolving Loan. Under the revised agreement, the Company reduced its outstanding balance by $450,000 and revised the maximum amount that the Company may borrow to $600,000. Further, inventory will no longer be included in the Company's borrowing base. Further, the revised terms of the Revolving Loan will be subject to further review on September 15, 2001, when the Revolving Loan matures. No assurance can be given that the Revolving Loan will be renewed.

     As discussed before, in order to fund its operations, the Company is seeking additional financing for working capital. Although the Company has begun preliminary discussion for the raising of capital, no assurance can be given that it will be successful. At this time, the Company is considering a private placement of its equity securities. Any sales of its equity by the Company will dilute the share ownership of existing shareholders. Further, the Company intends to fund its operations through borrowings made by Digital Power Ltd. In the event the Company is unable to raise additional cash, it may be required to implement other cost reduction matters.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 26, 2001, the Company held its annual meeting of shareholders for the election of directors as follows:

Election Of Directors                 For                   Votes Withheld
---------------------               ---------               --------------
Robert O. Smith                     2,922,994                    36,790
Chris Schofield                     2,924,394                    35,390
Thomas W. O'Neil, Jr.               2,926,694                    33,090
Scott C. McDonald                   2,926,249                    33,535
Robert J. Boschert                  2,926,319                    33,465

ITEM 5.  OTHER INFORMATION

     The Company's common stock is listed on the American Stock Exchange ("AMEX"). Although the Company has not been contacted by AMEX, the Company is concerned that its losses and financial condition may trigger a review by AMEX of the Company's continued listing of its common stock. The Company believes that seeking additional working capital will improve its financial condition. However, no assurance can be given that the Company will receive additional working capital, and even if it receives additional working capital, no assurance can be given that the Company will still be able to list its common stock on AMEX. In the event that the Company is unable to continue to list its common stock on AMEX, the Company's common stock will be quoted on the OTC
Bulletin Board, which may adversely affect the price and liquidity of the Company's common stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   DIGITAL POWER CORPORATION
                                                          (Registrant)


Date:  August 23, 2001                             /s/  Robert O. Smith

                                                   Robert O. Smith
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)



Date:  August 23, 2001                             /s/  Philip G. Swany

                                                   Philip G. Swany
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)