Form 10QSB
period 2001-09-30
DIGITAL POWER CORP
filed 2001-11-14
CIK 896493

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2001

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Number of shares of common stock outstanding as of September 30, 2001: 3,260,680

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (unaudited)

                                 ASSETS

CURRENT ASSETS:
   Cash                                                            $    240,200
   Accounts receivable - trade, net of allowance for
    doubtful accounts of $370,000                                     1,930,138
   Income tax refund receivable                                          29,200
   Other receivables                                                     88,717
   Inventory, net                                                     2,164,114
   Prepaid expenses and deposits                                         71,712
                                                                   ------------
      Total current assets                                            4,524,081

PROPERTY AND EQUIPMENT, net                                             955,630

OTHER ASSETS                                                             36,207
                                                                   ------------
TOTAL ASSETS                                                       $  5,515,918
                                                                   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Notes payable                                                   $    599,899
   Current portion of capital lease obligations                          36,728
   Accounts payable                                                   1,770,178
   Income taxes payable                                                  33,013
   Severance Liability                                                  508,000
   Accrued liabilities                                                1,058,219
                                                                   ------------
      Total current liabilities                                       4,006,037

CAPITAL LEASE OBLIGATIONS, less current portion                          33,789
DEFERRED INCOME TAXES                                                    16,160
                                                                   ------------
      Total liabilities                                               4,055,986
                                                                   ------------
STOCKHOLDERS' EQUITY:

   Preferred stock issuable in series, no par value,
      2,000,000 shares authorized; no shares issued
      and outstanding                                                         -
   Common Stock, no par value, 10,000,000 shares
      authorized; 3,260,680 shares issued and outstanding             9,786,251
   Additional paid-in capital                                           733,256
   Common stock subscribed                                              150,000
   Accumulated deficit                                               (8,938,992)
   Accumulated other comprehensive income                              (270,583)
                                                                   ------------
      Total stockholders' equity                                     (1,459,932)
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  5,515,918
                                                                   ============

See accompanying notes to these condensed consolidated financial statements.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                                   ------------------             -----------------
                                                  2001              2000           2001           2000
                                              -----------       -----------   ------------   ------------
REVENUES                                      $ 2,348,743       $ 5,118,412   $  8,097,838   $ 13,644,120
COST OF GOODS SOLD                              2,162,001         3,686,061     10,881,284      9,702,442
                                              -----------       -----------   ------------   ------------
   Gross Margin                                   186,742         1,432,351     (2,783,446)     3,941,678
                                              -----------       -----------   ------------   ------------
OPERATING EXPENSES
   Engineering and product development            222,446           318,300        853,522        868,212
   Marketing and selling                          244,361           360,908        721,848      1,064,550
   General and administrative                     537,752           536,256      2,456,234      1,509,943
                                              -----------       -----------   ------------   ------------
      Total operating expenses                  1,004,559         1,215,464      4,031,604      3,442,705
                                              -----------       -----------   ------------   ------------
INCOME (LOSS) FROM OPERATIONS                    (817,817)         216,887      (6,815,050)       498,973
                                              -----------       -----------   ------------   ------------

OTHER INCOME (EXPENSES):
   Interest income                                  1,969               468         11,885          9,928
   Interest expense                               (19,091)          (24,475)       (50,890)       (75,259)
   Gain (loss) on disposal of assets                    -             6,111        (22,769)         7,679
                                              -----------       -----------   ------------   ------------
      Other (expense)                             (17,122)          (17,896)       (61,774)       (57,652)
                                              -----------       -----------   ------------   ------------
INCOME (LOSS) BEFORE INCOME TAXES                (834,939)          198,991     (6,876,824)       441,321

PROVISION FOR INCOME TAXES                         33,000            85,400        313,000        215,400
                                              -----------       -----------   ------------   ------------
INCOME (LOSS) AFTER INCOME TAXES                 (867,939)          113,591     (7,189,824)       225,921
                                              ===========       ===========   ============   ============
Other comprehensive income (loss):
   Foreign currency translation adjustment        115,386           (83,610)       (29,520)      (327,490)
                                              -----------       -----------   ------------   ------------
COMPREHENSIVE INCOME (LOSS)                   $  (752,553)      $    29,981   $ (7,219,344)   $  (101,569)
                                              ===========       ===========   ============   ============
NET INCOME (LOSS) PER SHARE
   BASIC                                      $     (0.27)      $      0.04   $      (2.21)      $    0.08
                                              ===========       ===========   ============   ============
   DILUTED                                    $     (0.27)      $      0.03   $      (2.21)      $    0.07
                                              ===========       ===========   ============   ============


See accompanying notes to these condensed consolidated financial statements.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30,

                                                                        2001            2000
                                                                   ------------     -----------
Cash Flows from Operating Activities:
   Net income (loss)                                               $ (7,189,824)    $   225,921
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                   291,417         411,374
        Deferred income taxes                                           350,197               -
        Gain on disposal of assets                                       22,769          (7,679)
        Inventory reserve                                             2,718,650          21,173
        Warranty reserve                                                (88,655)          1,516
        Allowance for doubtful accounts                                 141,397               -
        Impairment of goodwill                                          946,263               -
        Severance accrual                                               658,000               -
        Income tax benefit from exercise of stock options                     -         151,084
   Changes in operating assets and liabilities:
      Accounts receivable                                             1,184,547        (645,464)
      Other receivables                                                   1,737         (45,687)
      Income tax refund receivable                                      150,000          51,432
      Inventory                                                         260,860        (578,412)
      Prepaid expenses                                                  141,986        (218,246)
      Deposits                                                           (7,656)         (2,898)
      Accounts payable                                                 (179,005)        595,092
      Accrued liabilities                                              (139,817)        173,681
      Other long-term liabilities                                             -         (25,000)
                                                                   ------------     -----------
        Net cash provided by (used in) operating activities            (737,134)        107,887
                                                                   ------------     -----------
Cash Flows from Investing Activities:
   Purchases of property and equipment                                 (108,957)        (76,291)
   Proceeds from sale of asset                                            5,876          16,709
                                                                   ------------     -----------
      Net cash used in investing activities                            (103,081)        (59,582)
                                                                   ------------     -----------
Cash Flows from Financing Activities:
   Common stock subscribed                                              150,000               -
   Proceeds from exercise of stock options                                    -         753,932
   Payments on capital lease obligations                                (34,374)        (49,616)
   Principal payments on notes payable                                  199,899               -
                                                                   ------------     -----------
   Net cash provided by financing activities                            315,525         704,316
                                                                   ------------     -----------
Effect of Exchange Rate Changes on Cash and Cash Equivalents            (41,517)       (327,478)
                                                                   ------------     -----------
Net decrease in cash and cash equivalents                              (566,207)        425,143

Cash and cash equivalents, beginning of period                          806,407         824,708
                                                                   ------------     -----------
Cash and cash equivalents, end of period                           $    240,200     $ 1,249,851
                                                                   ============     ===========

See accompanying notes to these condensed consolidated financial statements.

                            DIGITAL POWER CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at September 30, 2001, the results of operations for the three month and nine month periods ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000. The results for the period ended September 30, 2001, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2001.

NOTE 2 - EARNINGS PER SHARE

The following represents the calculation of earnings per share:

                                                   FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30,                  SEPTEMBER 30,
                                                     2001              2000         2001              2000
                                                 ------------      -----------  ------------      -----------
                  BASIC

Net income (loss)                                $   (867,939)     $   113,591  $ (7,189,824)     $   225,921
Weighted average number of common shares            3,260,680        2,904,480     3,260,680        2,831,461
                                                 ------------      -----------  ------------      -----------
Basic earnings per share                         $      (0.27)     $      0.04  $      (2.21)     $      0.08
                                                 ============      ===========  ============      ===========
                 DILUTED

Net income (loss)                                $   (867,939)     $   113,591  $ (7,189,824)     $   225,921

Weighted average number of common shares            3,260,680        2,904,480     3,260,680        2,831,461

Common stock equivalent shares
  Representing shares issuable upon exercise
    Of stock options                                        -          845,767             -          636,743

Common stock equivalent shares
  Representing shares issuable upon exercise
    Of warrants                                             -           32,272             -                -
                                                 ------------      -----------  ------------      -----------
Weighted average number of shares used in
  Calculation of diluted income per share           3,260,680        3,782,519     3,260,680        3,468,204
                                                 ------------      -----------  ------------      -----------
Diluted earnings per share                       $      (0.27)     $      0.03  $      (2.21)     $      0.07
                                                 ============      ===========  ============      ===========

NOTE 3 - SEGMENT REPORTING

The Company has identified its segments based upon its geographic operations. These segments are represented by each of the Company's individual legal entities: Digital Power Corporation (DPC), Poder Digital, S.A. de C.V. (PD) and Digital Power Limited (DPL). Segment information is as follows:

                  For the Three Months Ended September 30, 2001

                          DPC              PD             DPL         Eliminations       Totals
                     -----------      -----------    -----------      ------------    ------------
Revenues             $ 1,275,760      $     8,053    $ 1,064,930      $          -    $  2,348,743
                     ===========      ===========    ===========      ============    ============
Intersegment
  Revenues           $   (40,325)     $   480,332    $         -      $   (440,007)   $          -
                     ===========      ===========    ===========      ============    ============
Interest
  Income             $     7,112      $       187    $    (1,435)     $     (3,895)   $      1,969
                     ===========      ===========    ===========      ============    ============
Interest
  Expense            $    16,275      $       (62)   $     6,773      $     (3,895)   $     19,091
                     ===========      ===========    ===========      ============    ============
Income Tax
  Expense            $         -      $         -    $    33,000      $          -    $     33,000
                     ===========      ===========    ===========      ============    ============
Income
  (loss)             $  (910,973)     $    23,786    $    19,248      $          -    $   (867,939)
                     ===========      ===========    ===========      ============    ============


                  For the Three Months Ended September 30, 2000


                          DPC              PD             DPL         Eliminations       Totals
                     -----------      -----------    -----------      ------------    ------------
Revenues             $ 3,605,830      $        12    $ 1,512,570      $          -    $  5,118,412
                     ===========      ===========    ===========      ============    ============
Intersegment
  Revenues           $   114,560      $   663,862    $         -      $   (778,422)   $          -
                     ===========      ===========    ===========      ============    ============
Interest
  Income             $    30,520      $       327    $    (1,666)     $    (28,713)   $        468
                     ===========      ===========    ===========      ============    ============
Interest
  Expense            $    24,372      $       234    $    28,582      $    (28,713)   $     24,475
                     ===========      ===========    ===========      ============    ============
Income Tax
  Expense            $    70,000      $         -    $    15,400      $          -    $     85,400
                     ===========      ===========    ===========      ============    ============
Income
  (loss)             $   162,442      $   (57,650)   $     8,799      $          -    $    113,591
                     ===========      ===========    ===========      ============    ============

                  For the Nine Months Ended September 30, 2001


                          DPC              PD             DPL         Eliminations       Totals
                     -----------      -----------    -----------      ------------    ------------

Revenues             $ 4,666,873      $     9,178    $ 3,421,787      $          -    $  8,097,838
                     ===========      ===========    ===========      ============    ============
Intersegment
  Revenues           $   395,499      $ 1,891,480    $       880      $ (2,287,859)   $          -
                     ===========      ===========    ===========      ============    ============
Interest
  Income             $    22,558      $       855    $     8,632      $    (20,160)   $     11,885
                     ===========      ===========    ===========      ============    ============
Interest
  Expense            $    47,682      $       330    $    23,038      $    (20,160)   $     50,890
                     ===========      ===========    ===========      ============    ============
Income Tax
  Expense            $   350,500      $         -    $   (37,500)     $          -    $    313,000
                     ===========      ===========    ===========      ============    ============
Income
  (loss)             $(7,156,335)     $   103,304    $  (136,793)     $          -    $ (7,189,824)
                     ===========      ===========    ===========      ============    ============


                  For the Nine Months Ended September 30, 2000

                          DPC              PD             DPL         Eliminations       Totals
                     -----------      -----------    -----------      ------------    ------------

Revenues             $  9,378,402     $    10,016    $ 4,255,702      $          -    $ 13,644,120
                     ===========      ===========    ===========      ============    ============
Intersegment
  Revenues           $   380,952      $ 1,805,742    $         -      $ (2,186,694)   $          -
                     ===========      ===========    ===========      ============    ============
Interest
  Income             $    89,443      $     1,390    $     4,608      $    (85,513)   $      9,928
                     ===========      ===========    ===========      ============    ============
Interest
  Expense            $    67,626      $     1,490    $    91,656      $    (85,513)   $     75,259
                     ===========      ===========    ===========      ============    ============
Income Tax
  Expense            $   200,000      $         -    $    15,400      $          -    $    215,400
                     ===========      ===========    ===========      ============    ============
Income
  (loss)             $   354,749      $   (49,459)   $   (79,369)     $          -    $    225,921
                     ===========      ===========    ===========      ============    ============


NOTE 4 - INCOME TAXES

Income tax expense (benefit) is comprised of the following:

                         For The Three Months         For The Nine Months
                                Ending                       Ending
                             September 30,                September 30,
                         --------------------         -------------------
                          2001         2000            2001          2001

      Federal                 -    $   53,000      $  350,500    $   155,000
      State                   -        17,000               -         45,000
      Foreign          $ 33,000        15,400         (37,500)        15,400
                       --------    ----------      ----------    -----------
         Total         $ 33,000    $   85,400      $  313,000    $   215,400
                       ========    ==========      ==========    ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenues and earnings from operations of the Company. Factors that could cause actual results to differ materially include, in addition to other factors identified in this report, dependence on the computer and other electronic equipment industry, competition in the power supply industry, costs associated with the Company's Guadalajara, Mexico facility, and other risks factors detailed in the Company's Securities and Exchange Commission ("SEC") filings including the "Certain Considerations" section in the Company's Form 10-KSB for the year ended December 31, 2000. Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001, COMPARED TO SEPTEMBER 30, 2000

REVENUES

Revenues deceased by 54.1% to $2,348,743 for the three months ended September 30, 2001, from $5,118,412 for the three months ended September 30, 2000. Revenues from the Company's United Kingdom's operations of Digital Power Ltd. decreased 29.6% to $1,064,930 for the three months ended September 30, 2001, from $1,512,570 for the three months ended September 30, 2000. Domestic revenues and, to a lesser extent revenues of the Company's UK operations, have been severely impacted by the global recession in the electronics industry. During the third quarter ended September 30, 2001, the Company experienced soft orders and order cancellations from virtually all segments of its markets.

For the nine months ended September 30, 2001, revenues decreased by 40.6% to $8,097,838 from $13,644,120 for the nine months ended September 30, 2000. For the nine months ended September 30, 2001, Digital Power Ltd. contributed $3,421,787 to the Company's revenues compared to $4,255,702 for the nine months ended September 30, 2000.

GROSS MARGINS

Gross margins were 8.0% for the three months ended September 30, 2001, compared to 28.0% for the three months ended September 30, 2000. The dramatic decrease in revenues for the quarter ended September 30, 2001, as noted above, resulted in significant excess capacity, primarily in the Company's Mexican manufacturing operations, Poder Digital. While the Company did take steps during the second quarter ended June 30, 2001 to reduce this capacity through variable cost reductions, such as direct labor layoffs, many fixed costs associated with Poder Digital continued to carry over into the third quarter.

Gross margins were (34.4%) for the nine months ended September 30, 2001, compared to 28.9% for the nine months ended September 30, 2000. In preparation for the downsizing of the Company's Mexican operations and the transition of more production to China, significant charges were taken for severance pay and obsolescence of inventory as noted in the Company's second quarter report. These charges had a significant year to date negative impact on the Company's gross margins.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were 33.3% of revenues for the three months ended September 30, 2001, compared to 17.5% for the three months ended September 30, 2000. Selling, general and administrative expenses were 39.2% of revenues for the nine months ended September 30, 2001, compared to 18.9% for the nine months ended September 30, 2000. In actual dollars, selling expenses decreased by $116,547 and $342,702 respectively for the quarter and nine month period ended September 30, 2001, compared to the prior periods. For the quarter ended September 30, 2001, G&A expenses increased by $1,496 compared to the quarter ended September 30, 2000. For the nine months ended September 30, 2001, G&A expenses increased by $946,291 compared to September 30, 2000, due to the severance pay accruals, and higher legal, accounting and Amex filing fees in connection with the Talker Telecom transaction and the write-off $946,263 of goodwill associated with the Company's purchase of Gresham Power.

ENGINEERING AND PRODUCT DEVELOPMENT

Engineering and product development expenses were 9.5% of revenues for the three months ended September 30, 2001, and 6.2% for the three months ended September 30, 2000. Engineering and product development expenses were 10.5% of revenues for the nine months ended September 30, 2001, compared to 6.4% for the nine months ended September 30, 2000. Engineering expense for the quarter ended September 30, 2001 decreased by $95,854 due primarily to discontinued advance royalty payments to the Company's contract designer, Oltronics. These payments were no longer required as a result of the termination of the exclusivity portion of the contract with Oltronics. Termination of this provision in the contract allows Oltronics to offer contract design services to other clients on products other than the eP 300, UPF 150, and UPF 200 designs, which are exclusive to Digital Power Corporation.

INTEREST EXPENSE

Interest expense, net of interest income, was $17,122 for the three months ended September 30, 2001, compared to $24,007 for the three months ended September 30, 2000. Interest expense, net of interest income, was $39,005 for the nine months ended September 30, 2001, compared to $65,331 for the nine months ended September 30, 2000. The decrease in interest expense is related primarily to payments made to reduce notes payable, lower borrowing and reduced interest rates.

INCOME (LOSS) BEFORE INCOME TAXES

For the three months ended September 30, 2001, the Company had a loss before income taxes of $834,939 compared to income before income taxes of $198,991 for the three months ended September 30, 2000. For the nine months ended September 30, 2001, the Company had a loss before income taxes of $6,876,824 compared to income of $441,321 for the nine months ended September 30, 2000.

INCOME TAX

The provision for income tax decreased from $85,400 for the three months ended September 30, 2000, to $33,000 for the three months ended September 30, 2001, and increased from $215,400 for the nine months ended September 30, 2000, to $313,000 for the nine months ended September 30, 2001. Included in the provision for income tax is a write off of a deferred asset of $350,197 in the first quarter of 2001. The increase in the effective tax rate for the nine months ended September 30, 2000, reflects an increased 2000 taxable income from the UK operations without a corresponding benefit from losses generated in the US operations, resulting in an unusually high effective tax rate for 2000.

NET INCOME(LOSS)

Net loss for the three months ended September 30, 2001, was $867,939 compared to net income of $113,591 for the three months ended September 30, 2000. Net loss for the nine months ended September 30, 2001, was $7,189,824 compared to net income of $225,921 for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2001, the Company had cash of $240,200 and working capital of $518,044. This compares with cash of $1,249,851 and working capital of $6,434,302 at September 30, 2000. The decrease in working capital was due to a decrease in inventory, accounts receivable and prepaid expenses offset by an increased current portion of long term debt. Cash provided by (used in) operating activities for the Company totaled $(737,134) and $107,887 for the nine months ended September 30, 2001 and 2000.

Cash used in investing activities was $103,081 for the nine months ended September 30, 2001, compared to $59,582 for the nine months ended September 30, 2000. Net cash provided by (used in) financing activities was $315,525 for the nine months ended September 30, 2001, compared to $704,316. The cash provided by financing activities in 2001 was primarily proceeds from common stock subscribed and notes payable. Cash used in financing activities in 2000 was primarily the payments on outstanding capital leases.

The Company had a $3 million revolving line of credit loan ("Revolving Loan") with San Jose National Bank, which Revolving Loan was secured by substantially all of its assets. Under the original terms of the Revolving Line, the Company could borrow against a percentage of its accounts receivables and inventory.

In August 2001, San Jose National Bank informed the Company that it was in default of certain Revolving Loan covenants, including profitability, net worth amount and inventory amount. The Company and San Jose National Bank subsequently met and revised the terms of the Revolving Loan. Under the revised agreement, the Company reduced its outstanding balance by $450,000 and revised the maximum amount that the Company may borrow to $600,000. Further, inventory will no longer be included in the Company's borrowing base. On October 29, 2001, the Company entered into a new Revolving Loan Agreement with San Jose National Bank, which increased the maximum borrowing to $750,000. This revised Revolving Loan Agreement is subject to the same terms and conditions as the original Revolving Loan Agreement.

On September 6, 2001, pursuant to the Securities Purchase Agreement, Telkoor Telecom advanced the Company $150,000. In addition, during October 2001, Telkoor Telecom lent the Company an additional $205,000 pursuant to a short-term convertible promissory note. The promissory note bears interest at 10% and is due upon the earlier of consummation of the Securities Purchase Agreement or December 31, 2001. If the Securities Purchase Agreement is consummated, the principle of the promissory note will be applied to the purchase price of the common stock.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the course of its business, the Company is involved in litigation regarding the collection of an account receivable. The Company does not believe that this litigation will have an adverse effect on its operations or financial statements.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On September 6, 2001, the Company and Telkoor Telecom Ltd., a limited liability company organized under the laws of Israel ("Telkoor Telecom"), entered into a securities purchase agreement. Under the terms of the securities purchase agreement, Telkoor Telecom will pay the Company $1,250,000 for 1,250,000 shares of the Company's common stock. In addition, Telkoor Telecom receive (i) a warrant to purchase 900,000 shares of common stock at $1.25 per share expiring sixty (60) days after the Company files its Form 10-KSB for the year ended December 31, 2002 and (ii) a warrant to purchase 1,000,000 shares of common stock at $1.50 per share expiring on December 31, 2003.

The completion of the securities purchase agreement is subject to certain conditions, including that the Company's net tangible assets have not decreased by 50% from June 30, 2001 to August 31, 2001. If the securities purchase agreement is completed, Telkoor Telecom will own 1,250,000 shares of common stock representing approximately 28% of Digital Power's common stock outstanding with the right to increase its ownership to 49% if Telkoor Telecom exercises all of its warrants.

The Company's Board of Directors currently consists of five members. Pursuant to the stock purchase agreement, Telkoor Telecom will have the right to appoint at least a majority of the Company's Board of Directors. Assuming consummation of the securities purchase agreement, Mr. Ben-Zion Diamant will be appointed as the Chairman of the Board and Messrs. David Amitai and Mark Thum will be appointed to the Company's Board of Directors. Mr. Amitai will also be appointed as President and Chief Executive Officer. Mr. Scott McDonald will remain as a Director, and Mr. Robert Smith will continue as a consultant to and member of the Board of Directors of the Company, but will resign as the President, Chief Executive Officer and Chairman. All other current members of the Board of Directors consisting of Messrs. Chris Schofield, Thomas O'Neil, Jr. and Robert Boschert have resigned or will resign from the Board of Directors. In addition, effective November 13, 2001, Phil Swany will resign as the Company's CFO, and effective December 31, 2001, Mr. Chris Schofield intends to resign as president of Digital Power Limited. The Company is in the process of seeking replacements for Messrs. Swany and Schofield.

Telkoor Telecom is a public company with its shares traded on the Tel-Aviv Stock Exchange. Telkoor Telecom is primarily engaged in the development, marketing and sale of power supplies and power systems for the telecommunication equipment industry. Its products are targeted to both the private-commercial market and to military application market. Telkoor Telecom will use its own funds to purchase the shares of common stock of the Company. Prior to the transaction, Telkoor Telecom did not own any shares of the Company.

The Company's common stock is listed on the American Stock Exchange("AMEX). Although the Company has not been contacted by AMEX, the Company is concerned that its losses and financial condition may trigger a review by AMEX of the Company's continued listing of its common stock. The Company believes that seeking additional working capital through the securities purchase agreement will improve its financial condition. However, no assurance can be given that the securities purchase agreement will be consummated, and even if it receives additional working capital, no assurance can be given that the Company will still be able to list its common stock on AMEX. In the event that the Company is unable to continue to list its common stock on AMEX, the Company's common stock will be quoted on the OTC Bulletin Board, which may adversely affect the price and liquidity of the Company's common stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

On September 14, 2001, the Company filed a Form 8-K announcing a potential change in control in connection with entering into the Securities Purchase Agreement with Telkoor Telecom.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DIGITAL POWER CORPORATION
                                                  (Registrant)


Date:  November 12, 2001                    /S/  Robert O Smith
                                            Robert O. Smith
                                            Chief Executive Officer
                                            (Principal Executive Officer)



Date:  November 12, 2001                    /S/  Philip G. Swany
                                            Philip G. Swany
                                            Chief Financial Officer
                                            (Principal Financial Officer)