Form 10KSB
period 2001-12-31
DIGITAL POWER CORP
filed 2002-04-01
CIK 896493

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

                            DIGITAL POWER CORPORATION
             (Exact name of registrant as specified in its charter)


           California                         3679                        94-1721931
           ----------                         ----                        ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the year ended December 31, 2001, were $10,329,857.

As of March 15, 2002, the aggregate market value of the voting common stock held by non-affiliates was approximately $2,804,185 based on the closing price of $0.80 per share.

As of March 15, 2002, the number of shares of common stock outstanding was 4,510,680.

Documents Incorporated by reference. The information required by Items 9, 10, 11, and 12 of Part III are incorporated by reference to the Company's proxy statement which will be filed within 120 days of the registrant's year end.

Transitional Small Business Disclosure Format (check one):  Yes      No  |X|

     With the exception of historical facts stated herein, the following discussion may contain forward-looking statements regarding events and financial trends which may affect Digital Power's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause Digital Power's actual results and financial position to differ materially from those anticipated in such forward-looking statements. Factors that could cause actual results to differ materially include, in addition to other factors identified in this report, a high degree of customer concentration, the fact that we have experienced substantial losses from our operations, dependence on the computer and electronic equipment industries, competition in the power supply industry, and expenses related to the operation of our Guadalajara, Mexico facility, all of which factors are set forth in more detail in the sections entitled "Certain Considerations" and "Management's Discussion and Analysis or Plan of Operation" herein. Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance. Digital Power's disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

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

     We primarily sell our power supplies to the computer and telecommunications industries. Both in the United States and Europe, these industries have experienced reductions in sales which have adversely affected our operations and financial condition. As a result, we experienced a cash shortage and incurred substantial losses during the year ended December 31, 2001. To obtain working capital, we entered into a securities purchase agreement with Telkoor Telecom Ltd., an Israeli company. Under the terms of the securities purchase, Telkoor Telecom invested $1,250,000 in us in exchange for 1,250,000 shares of our common stock and warrants to purchase 1,900,000 shares of our common stock. This transaction resulted in a change in control of our management and board of directors.

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

Telkoor Telecom Ltd.

     On November 20, 2001, we completed a securities purchase agreement with Telkoor Telecom. Under the securities purchase agreement, Telkoor Telecom acquired (i) 1,250,000 shares of common stock (ii) a warrant to purchase an additional 900,000 shares of common stock at $1.25 per share; and (iii) a warrant to purchase an additional 1,000,000 shares of common stock at $1.50 per share for the aggregate purchase price of $1,250,000. The 900,000 share warrant will expire sixty (60) days after the Company files its Form 10-KSB for the year ending December 31, 2002, and the 1,000,000 share warrant will expire on December 31, 2003.

     Further, pursuant to the securities purchase agreement, Telkoor Telecom has the right to appoint a majority of the Board of Directors. The Board of Directors now consists of Mr. Ben-Zion Diamant, Chairman of the Board, Mr. David Amitai, Mr. Mark L. Thum, Mr. Robert O. Smith and Mr. Josef Berger. Mr. Amitai has also been appointed as President and Chief Executive Officer, and Mr. Uri Friedlander has been appointed Chief Financial Officer. Mr. Robert Smith, the Company's previous President and Chief Executive Officer serves as a consultant to the Company.

     Telkoor Telecom is primarily engaged in developing, marketing and selling power supplies and power systems for the telecommunication equipment industry. It hoped that we will be able to utilize Telkoor Telecom's engineering expertise to assist us in the development of our products. Further, we would like to offer Telkoor Telecom's products in the United States and we are hopeful that we will be able to sell our products through Telkoor Telecom. Telkoor Telecom used its own funds to purchase the securities. Telkoor Telecom's initial investment of 1,250,000 shares represents approximately 28% of the outstanding shares, with the right to increase their ownership to 49% assuming all of the warrants are exercised.

Digital Power Limited

     In 1998, we acquired the assets of Gresham Power Electronics. Headquartered in Salisbury, England, Digital Power Limited designs, manufactures, and distributes switching power supplies, uninterruptible power supplies, and frequency converters for the commercial and military markets under the name Gresham Power Electronics. Uninterruptible power supplies (UPS) are devices that are inserted between a primary power source and the primary power input of the electronic equipment to be protected for the purpose of eliminating the effects of transient anomalies or temporary outages. A UPS consists of an inverter that is powered by a battery that is kept trickle-charged by rectified AC from an incoming power line. In the event of a power interruption, the battery takes over without the loss of even a fraction of a cycle in the AC output of the UPS. The battery also provides protection against transients. A frequency converter is an electronic unit for speed control of a phase induction motor. The frequency converters manufactured by Digital Power Ltd. are used to convert a warship's generated 60 cycle electricity supply to 400 cycles. This 400 cycle supply is used to power critical equipment such as the ship's gyro, compass and weapons systems. The acquisition of Gresham Power Electronics has diversified our product line, provided greater access to the United Kingdom and European markets, and strengthened our engineering and technical resources. For the year ended December 31, 2001, Digital Power Limited contributed approximately 37% to our gross revenues.

The Market

     Since virtually all electronic equipment requires power supplies, the overall market for power supplies is very large. The growth of the power supply industry has paralleled that of the general electronics industry. Since 1994, growth has escalated at an even faster pace, fueled by the demand for networking communications equipment and computing equipment and its peripherals. Future growth is expected to come from the same markets, as Internet and intranet networking and cellular and digital telephones continue to become popular around the world. However, since the middle of year 2000, the power supply industry has experienced a substantial decrease in sales due to the overall decline in the electronic equipment industry.

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

     We believe that the merchant market is the more favorable segment of the power supply market, as OEMs are expected to continue to outsource their power supply requirements. We believe that this is due, in part, to the fact that power supplies are becoming an increasingly complex component in the eyes of OEMs, with constantly changing requirements such as power factor correction
(PFC) and  filtering  specifications  to minimize  electromagnetic  interference
(EMI).

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

Customers

     Our products are sold domestically and in Canada through a network of 14 manufacturers' representatives. We also have 19 stocking distributors in the United States and Europe. In addition, we have formed strategic relationships with one of our customers to private label our products. Our customers can generally be grouped into three broad industries, consisting of the computer, telecommunication, and instrument industries. We have a current base of over 150 active customers, including companies such as Telex, Dot Hill, Motorola, Extreme Networks, Foundry Networks, JDS Uniphase, Ericsson, British Telecom and Lucent.

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

     We also offer our customers various types of value-added services, which may include the following additions to their standard product offerings:

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

     Through our relationship, we intend to sell certain products currently offered by or under development by Telkoor Telecom. These products include the Telkoor Telecom's CompactPCI family of products and the eF 175 and eF 306 power supplies currently under development. The CompactPCI products are high density, high efficiency, and unique form factor power supplies for the CompactPCI -
standard platforms, telecommunication hubs, high reliability servers and redundant power systems applications. The eF175 and eF 306 are currently under development and are anticipated to replace our UPF 150 and 300 series.

Manufacturing Strategy

     Consistent with our product flexibility strategy, we aim to maintain a high degree of flexibility in our manufacturing processes in order to respond to rapidly changing market conditions. The competitive nature of the power supply industry has placed continual downward pressure on selling prices. In order to achieve low cost manufacturing with a labor-intensive product, manufacturers have the option of automating much of the labor out of their product, or producing their product in a low labor cost environment. Given the high fixed costs of automation and the resistance this places on making major product changes, we believe that our flexible manufacturing strategy is best achieved through a highly variable cost of operation. In 1986, we established a wholly owned subsidiary in Guadalajara, Mexico to assemble our products. This manufacturing facility performs materials management, sub-assembly, final assembly, and test functions for the majority of our power supply products. Currently, almost all of our manufacturing, including our value-added services, is done at a 16,000 square foot facility operated by our wholly owned subsidiary, Poder Digital, S.A. de C.V., located in Guadalajara, Mexico.

     During the year ended December 31, 2001, our operating costs at the Guadalajara, Mexico ("Mexico") manufacturing facility exceed our revenues. As a result we took steps to reduce these operating costs including the lay off of a number of workers. During 2001, we experienced charges of $658,000 related to the severance of employees in Mexico. Currently, we have production over capacity in Mexico. Although we intend to lay off more employees in Mexico, under Mexican law, employees are entitled to severance pay if they are laid off. At this time, we do not have sufficient funds to pay the severance cost to further reduce our operating cost in Mexico. We are continuing to analyze our operations in Mexico in order to determine ways to further reduce our costs.

     In addition, we have a vendor relationship with Fortron/Source Corp. to manufacture our products at a facility located in China on a turnkey basis. Purchases from Fortron/Source will be made pursuant to purchase orders and the agreement may be terminated upon 120 days notice. We are manufacturing approximately 8.30% of our product requirements through Fortron/Source and expect to increase these production levels due to cost advantages achieved through Chinese procurement.

Digital Power Limited Manufacturing

     Digital Power Limited is ISO9001-1 certified and operates from a 25,000 sq. ft leased facility located in Salisbury U.K.

     The products manufactured in Salisbury are physically different from those produced in Mexico, but the factory is organized on similar lines; where all procurement of component parts is out-sourced with only final assembly, test and quality assurance taking place in-house.

     Sales and service support staff for the European network of distributors for Digital Power products are located within the building together with other functions such as Engineering and Administration. The company operates a fully integrated production control and accounting system.

Sales, Marketing and Customers

     During 2001, we had revenues of $10,329,857 and net loss of $7,040,720 compared to revenues of $17,882,730 and net income of $95,167 during fiscal year 2000.

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

     In certain territories, we have entered into agreements with 20 domestic and 11 international stocking distributors who buy and resell our products. For the fiscal years ended December 31, 2001 and 2000, domestic distributor sales accounted for 16.15% and 31.6%, respectively, of our total sales. Over this same period, one distributor accounted for 12.62%, and 11.6%, respectively, of total sales. In addition, international sales through stocking distributors accounted for less than 2.36% of our sales. In general, the agreements with stocking distributors are subject to annual renewal and may be terminated upon 90 days' written notice. Although these agreements may be terminated by either party in the event a stocking distributor decides to terminate its agreement with us, we believe that we would be able to continue the sale of our products through direct sales to the customers of the stocking distributor. Further, and in general, stocking distributors are eligible to return 25% of their previous six-months' sales for stock rotation. For the past three years, stock rotations have not exceeded one percent of total sales.

     We have also entered into agreements with one private label customer who buy and resell our products. Under these agreements, we sell our products to the private label company who then resells the products with its label to its customers. We believe that these private label agreements expand our market by offering the customer a second source for our products. The private label agreements may be terminated by either party. Further, the private label agreement requires that any product subject to a private label be available for five years. For the years ended December 31, 2001 and 2000, private label sales accounted for 2.39% and 3.1%, respectively, of total sales.

     Our promotional efforts to date have included product data sheets, feature articles in trade periodicals, trade shows and Internet Web sites. Our future promotional activities will likely include space advertising in industry-specific publications, a full-line product catalog, application notes, and direct mail to an industry-specific mail list.

     Our products are warranted to be free of defects for a period ranging from one to two years from date of shipment. No significant warranty returns were experienced in either 2001 or 2000. As of December 31, 2001 and 2000, our warranty reserve was $201,094 and $324,602, respectively.

Competition

     The merchant power supply manufacturing industry is highly fragmented and characterized by intense competition. Our competition includes over 500 companies located throughout the world, some of whom have advantages over us in terms of labor and component costs, and some of whom may offer products comparable in quality to ours. Many of our competitors, including PowerOne, Artesyn Technologies, Inc., ASTEC America, Lambda Electronics, and American Power Conversion have substantially greater fiscal and marketing resources and geographic presence than we do. If we are successful in increasing our revenues, competitors may notice and increase competition for our customers. We also face competition from current and prospective customers who may decide to design and manufacture internally the power supplies needed for their products. Furthermore, certain larger OEMs tend to contract only with larger power supply manufacturers. This factor could become more problematic to us if consolidation trends in the electronics industry continue and some of the OEMs to whom we sell our products are acquired by larger OEMs. To remain competitive, management believes that we must continue to compete favorably on the basis of value by providing advanced manufacturing technology, offering superior customer service and design engineering services, continuously improving quality and reliability levels, and offering flexible and reliable delivery schedules. We believe we have a competitive position with our targeted customers who need a high-quality, compact product which can be readily modified to meet the customer's unique requirements. However, there can be no assurance that we will continue to compete successfully in the power supply market.

Research and Development

     Our research and development efforts are primarily directed toward the development of new standard power supply platforms which may be readily modified to provide a broad array of individual models. Improvements are constantly sought in power density, modifiability, and efficiency, while we attempt to anticipate changing market demands for increased functionality, such as PFC and improved EMI filtering. Internal research is supplemented through the utilization of consultants who specialize in various areas, including component and materials engineering and electromagnetic design enhancements to improve efficiency, while reducing the cost and size of our products. Product development is performed at our headquarters in California by two engineers who are supported and assisted by four technicians. Our total expenditures for research and development were $1,065,872 and $1,166,015 for the years ended December 31, 2001 and 2000, respectively, and represented 10.32% and 6.52% of our total revenues for the corresponding periods.

Employees

     As of December 31, 2001, we had approximately 177 full-time employees, with 120 of these employed at our wholly-owned subsidiary Poder Digital located in Guadalajara, Mexico, and 29 employed by Digital Power Ltd. The employees of Digital Power's Mexican operation are members of a national labor union, as are most employees of Mexican companies. We have not experienced any work stoppages at any of our facilities and believe that our employee relations are good.

Guadalajara, Mexico Facility and Foreign Currency Fluctuations

     We produce substantially all of our products at our 16,000 square foot facility located in Guadalajara, Mexico. The products are then delivered to Fremont, California for testing and distribution. We believe that we have a good working relationship with our employees in Guadalajara, Mexico and have recently signed a five-year contract with the union representing the employees. In 1997, we entered into a "turnkey" manufacturing contract with a manufacturer located in China to produce our products in an attempt to reduce our dependence on our Mexican facility. At this time the purchase of products from the manufacturer located in China accounts for approximately 8.30% of revenues and requires advance scheduling which affects our ability to produce products quickly. However, if our revenues grow as anticipated, we intend to manufacture more of our products utilizing the Chinese manufacturer. In the event that there is an unforeseen disruption at the Guadalajara production plant or with the Chinese manufacturer, such disruption may have an adverse effect on our ability to deliver our products and may adversely affect our financial operations.

     Further, the Guadalajara, Mexico facility conducts its financial operations using the Mexican peso and Gresham Power conducts its financial operation using the United Kingdom pound. Therefore, due to financial conditions beyond our control, we are subject to monetary fluctuations between the U.S. dollar, Mexican peso, and United Kingdom pound.

                                  RISK FACTORS

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

We experience a net loss during the year ended December 31, 2001, and anticipate that losses will continue in the near future.

     For the year ended December 31, 2001, we incurred a net loss of $7,040,720. We have actively taken steps to reduce our costs. Although our future losses may not be of the same magnitude as last year, we will continue to incur a net loss in the near future until our revenues increase through the sale of current products and new products under development.

We are experiencing a cash shortage.

     As a result of a substantial decrease in sales, we are currently experiencing a cash shortage. In order to decrease our expenses, we have laid off employees. Further, in order to conserve cash we have delayed payments to our vendors and have requested discounts. Although some vendors have complied with our requests, there are some vendors who do not agree with these requests. No assurance can be given that some of our vendors may not bring litigation to collect their bill.

We are dependent on a limited number of customers.

     Traditionally, we have relied on a limited number of customers for growth in sales. It cannot be assured that we will be able to retain current customers, and the loss of any major OEM customer may have an adverse effect on our revenues.

We have entered into a $750,000 credit facility that is secured by all our assets.

     We have a $750,000 line of credit pursuant to a promissory note agreement. This promissory note is secured by all of our assets. During the year ended December 31, 2001, we were in default under certain covenants of the credit facility. However, based on discussions with the bank and a subsequent investment by Telkoor Telecom, we are currently in compliance with the loan covenants. In the event we default under the promissory note, the bank may have the right to attach all of our assets which would adversely affect our operations.

     DPL has a (pound)500,000 bank overdraft facility pursuant to a loan agreement. In the event that the bank overdraft facility is used, the loan would be collateralized by substantially all of the DPL's assets. At December 31, 2001, no principal or accrued interest was outstanding.

We are dependant on computer and other electronic equipment industries

     Substantially all of our existing customers are in the computer and other electronic equipment industries and they manufacture products that are subject to rapid technological change, obsolescence, and large fluctuations in demand. These industries are further characterized by intense competition. The OEMs serving these markets are pressured for increased product performance and lower product prices. OEMs, in turn, make similar demands on their suppliers, such as us, for increased product performance and lower prices. The computer industry is inherently volatile. Recently, certain segments of the computer and other electronic industries have experienced a significant softening in product demand. Such lower demand may affect our customers, in which case the demand for our products may decline, and our growth could be adversely affected.

We are dependent on the performance of our facility in Guadalajara, Mexico and manufacturer in China; Foreign currency risks

     Substantially all of the products sold by Digital Power in the United States are produced at our facility located in Guadalajara, Mexico. We also have a "turnkey" manufacturing contract with a manufacturer located in China to produce our products in an attempt to reduce our dependence on our Mexican facility. For the years ended December 31, 2001 and 2000, the purchase of products from our manufacturer located in China accounted for approximately 8.30% of our revenues.

We are dependant upon key personnel

     Our performance is substantially dependent on the performance of its executive officers and key personnel, and on our ability to retain and motivate such personnel. The loss of any of our key personnel, particularly David Amitai, President and Chief Executive Officer, could have a material adverse effect on our business, financial condition and operating results.

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

The exercise of outstanding options and warrants may adversely affect our stock price and your percentage of ownership

     As of December 31, 2001, options to purchase 1,543,095 shares of common stock, with a weighted average exercise price of $1.74 exercisable at prices ranging from $0.70 to $6.25 per share were outstanding. In addition, we had warrants to purchase 1,900,000 shares of common stock at exercise prices ranging from $1.25 to $1.50 per share. The exercise of these options and warrants may have an adverse effect on the price of our common stock price and will dilute existing shareholder percentage ownership in the Company.

Item 2. Description of Properties.

     Our headquarters are located in approximately 9,500 square feet of leased office, research and development space in Fremont, California. We paid $6,653 per month, subject to adjustment, and the lease expired on January 31, 2001. The Fremont California lease was renewed until January 31, 2005, with monthly rent increasing to $11,875 over the next four years. Our manufacturing facility is located in 16,000 square feet of leased space in Guadalajara, Mexico. We pay approximately $4,583 per month, subject to adjustment, and the lease expired in February 2001. The Guadalajara, Mexico lease was renewed to January 31, 2003, with monthly rent increasing to $6,400. Gresham Power leases approximately 25,000 square feet for its location in Salisbury, England. Gresham Power pays rent of approximately (pound)20,100 per quarter, and the lease expires September 26, 2009. We believe that our existing facilities are adequate for the foreseeable future and have no plans to expand them.

Item 3. Legal Proceedings.

     There currently are no legal proceeding pending involving the Company or its properties except for a lawsuit filed by the Company for the collection on an accounts receivable.

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

                                  Common Stock
        ------------------------- ---------------- ------------------
        Quarter Ended                  High               Low
        ------------------------- ---------------- ------------------
        12/31/2001                    $ 3.63             $1.25
        9/30/2001                      1.70              0.88
        6/30/2001                      1.21              0.59
        3/31/2001                      0.90              0.56

                                  Common Stock
        ------------------------- ---------------- ------------------
        Quarter Ended                  High               Low
        ------------------------- ---------------- ------------------

        12/31/2000                     6.63              1.50
        9/30/2000                      14.94             2.25
        6/30/2000                      3.63              2.00
        3/31/2000                      4.81              1.69


(b)  Holders

        As of March 15, 2002, there were 4,510,680 shares of our common stock outstanding, held by approximately 106 holders of record, not including shareholders whose shares are held in street name.

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

Item 6. Management's Discussion and Analysis or Plan of Operation.

General

     We are engaged in the business of designing, developing, manufacturing, and marketing electronic power supplies for use in electronic circuitry. Revenues are generated from the sale of our power supplies to distributors, OEMs in the computer and other electronic equipment industries in the United States and Europe, and the defense industry in the United Kingdom.

     During the fiscal year 2001, we experienced a significant slow down in customer orders in both the United States and Europe due to OEMs having excess inventories and softness in the marketplace. In response to the decrease in revenues, we have laid off employees in Fremont, California and Guadalajara, Mexico to reduce costs. In order to become more efficient and increase sales, we have hired a new chief operating officer and new sales officer. However, the current costs of our operations in Guadalajara, Mexico exceed our revenues. Until revenues increase to a sufficient amount to offset our expenses, we anticipate that we will continue to experience net losses for the near future.

Results of Operations

     The table below sets forth certain statements of operations data as a percentage of revenues for the years ended December 31, 2001 and 2000:

                                                 Years Ended December 31,

                                                    2001         2000
                                                    ----         ----
        Revenues                                    100.00%      100.00%
        Cost of goods sold                          115.59        73.95
                                                  --------     --------
        Gross margin (loss)                         (15.59)       26.05

        Research and development                     10.32         6.52

        Marketing and selling                         8.36         7.54

                                                 Years Ended December 31,

                                                    2001         2000
                                                    ----         ----

        General and administrative                   21.08        10.60

        Impairment of goodwill                        9.16            -
                                                  --------     --------
        Total operating expense                      48.92        24.66
                                                  --------     --------
        Operating income (loss)                     (64.51)        1.39
        Net interest expense and other income        (0.76)       (0.28)
                                                  ---------    ---------
        Income (loss) before income taxes           (65.27)        1.11
        Provision for income taxes                    2.89         0.58
                                                  --------     --------
        Net Income (loss)                           (68.16)%       0.53%
                                                  =========    ========

     The following discussion and analysis should be read in connection with the consolidated financial statements and the notes thereto and other financial information included elsewhere in this report.

Year Ended December 31, 2001, Compared to Year Ended December 31, 2000

Revenues

     For the year ended December 31, 2001, revenues decreased by 42.24% to $10,329,857 from $17,882,730 for the year ended December 31, 2000. The decrease in revenues during the year ended December 31, 2001, can be attributed primarily to the sudden and severe drop in demand by virtually every customer in the Company's markets in the United States and Europe.

Gross Margins

     Gross margins were (15.59)% for the year ended December 31, 2001, compared to 26.05% for the year ended December 31, 2000. The decrease in gross margins can primarily be attributed to the excess capacity costs of the company's manufacturing operations in Guadalajara, Mexico, which resulted from the global slowdown in the electronics industry. While we took steps during the year to reduce this capacity through variable cost reductions, such as direct labor layoffs, many fixed costs associated with Poder Digital continued. In connection with the labor layoffs, we recognized a $658,000 severance charge that was included in cost of goods sold.

     Also included in cost of goods sold was a provision for inventory obsolescence and excess of $2,714,941. The amount of the provision was originally higher during the second quarter as a result of rapidly diminishing sales and the cancellation of purchase orders by two of our customers. During the fourth quarter of 2001, we reversed approximately $395,781 of the inventory reserve. The reversal was based upon a fourth quarter analysis of inventory and future anticipated sales, and a partial resumption of purchase orders to two customers who had previously cancelled their orders.

     In preparation for the downsizing of the Company's Mexican operations and the transition of more production to China, significant charges were taken for severance pay and obsolescence of inventory during the year. These charges had a significant year to date negative impact on the Company's gross margins.

Engineering and Product Development

     Engineering and product development expenses were 10.32% of revenues for the year ended December 31, 2001, compared to 6.52% for the year ended December 31, 2000. The increases in engineering and product development expenses reflect our continuing commitment to new product development.

Marketing and Selling

     Marketing and selling expenses were 8.36% of revenues for the year ended December 31, 2001, compared to 7.54% for the year ended December 31, 2000. Although marketing and selling expenses were lower in terms of dollars in 2001, as a percentage they were higher in 2001 than 2000 due to a decrease in revenues in 2001.

General and Administrative

     General and administrative expenses were 21.08% of revenues for the year ended December 31, 2001, compared to 10.60% for the year ended December 31, 2000. Staff reductions and salary cuts were implemented throughout 2001 in response to the reduced revenues. However, certain other expenses, such as legal and accounting, and Amex filing fees in connection with the Telkoor Telecom purchase resulted in higher total expenses, as a percentage of revenues.

Impairment of Goodwill

     During the year, we recognized impairment change of $946,263 for goodwill associated with the purchase of the assets of Gresham Power due to their general decline in business and profitability.

Interest Expense

     Interest expense, net of interest income, was 0.49% for the year ended December 31, 2001, compared to 0.34% for the year ended December 31, 2000. Under the terms of our line of credit, collections from accounts receivables are immediately applied to the outstanding balance of the line of credit. However, during the year 2001, we increased the borrowing on our line of credit, which was $652,261 at December 31, 2001.

Income Before Income Taxes

     For the year ended December 31, 2001, we had a loss before income taxes of $6,741,837 compared to income of $199,167 for the year ended December 31, 2000.

Income Tax

     The  provision  for income tax  increased  to  $298,883  for the year ended
December 31, 2001, from $104,000 for the year ended December 31, 2000. The company will continue to assess the realizability of the deferred tax assets in future periods. The valuation allowance increased by $4,049,459 during the year ended December 31, 2001. During March 2001, the Company fully valued the deferred tax asset recorded at December 31, 2000 of $350,523 due to the uncertainty of the Company's ability to recognize the benefit of the deferred tax asset of Digital Power in the future. The valuation allowance increased by $212,559 during the year ended December 31, 2000.

Net Loss and Net Income

     Net loss for the year ended December 31, 2001, was $7,040,720, compared to a net income of $95,167 for the year ended December 31, 2000. The net loss primarily resulted from the combined effects of the dramatic drop in revenues, excess manufacturing capacity and various inventory charges and write-offs as previously discussed.

Liquidity And Capital Resources

     On December 31, 2001, we had cash of $1,242,900 and working capital of $1,867,959. This compares with cash of $806,407 and working capital of $6,461,665 at December 31, 2000. The decrease in working capital was mainly due to an increased allowance for obsolescence and excess inventories. The Company increased the allowance for obsolescence and excess inventories by approximately $2,715,000 which was a result of the cancellation of purchase orders by customers, excess inventory levels, lack of sales orders and delays in delivery of products by two customers. Cash provided (used in) operating activities totaled $(828,560) and $178,499 for the year ended December 31, 2001 and 2000.

     Cash used in investing activities was $127,405 for the year ended December 31, 2001, compared to $149,947 for the year ended December 31, 2000. Net cash provided by (used in) financing activities was $1,457,602 for the year ended December 31, 2001, compared to $151,771, for the year ended December 31, 2000.

     During the year, we had a $3 million revolving line of credit loan ("Revolving Loan") with San Jose National Bank, which Revolving Loan was secured by substantially all of our assets. Under the original terms of the Revolving Line, we could borrow against a percentage of accounts receivables and inventory. In August 2001, San Jose National Bank informed us that it we were in default of certain Revolving Loan covenants, including profitability, net worth amount and inventory amount. We subsequently met with San Jose National Bank and entered into a new Revolving Loan Agreement which set the maximum borrowing to $750,000. This revised Revolving Loan Agreement is subject to the same terms and conditions as the original Revolving Loan Agreement. We are currently in compliance with the covenants of the Revolving Loan Agreement.

     On September 6, 2001, pursuant to the Securities Purchase Agreement, Telkoor Telecom advanced the Company $150,000. In addition, during October 2001, Telkoor Telecom lent the Company an additional $205,000 pursuant to a short-term convertible promissory note. The promissory note bears interest at 10% and was due upon the earlier of consummation of the Securities Purchase Agreement or December 31, 2001. The $205,000 loan was credited against the purchase price under the Securities Purchase Agreement. Under the Securities Purchase Agreement, Telkoor Telecom acquired (i) 1,250,000 shares of common stock (ii) a warrant to purchase an additional 900,000 shares of common stock at $1.25 per share; and (iii) a warrant to purchase an additional 1,000,000 shares of common stock at $1.50 per share for the aggregate purchase price of $1,250,000. The 900,000 share warrant will expire sixty (60) days after the Company files its Form 10-KSB for the year ending December 31, 2002 and the 1,000,000 share warrant will expire on December 31, 2003.

     We do not believe that our sales are seasonal. Further, we do not believe that inflation will adversely affect our operations.

Impact of Recently Issued Standards

     Impact of Recently Issued Standards - In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The Company does not believe that the adoption of these statements will have a material effect on its financial position, results of operations, or cash flows.

     In June  2001,  the  FASB  also  approved  for  issuance  SFAS  143  "Asset
Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, the Company cannot reasonably estimate the effect of the adoption of this statement on its financial position, results of operations, or cash flows

     In October 2001, the FASB also approved SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business," for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. At this time, the Company cannot estimate the effect of this statement on its financial position, results of operations, or cash flows.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act of the Registrant.

     We intend to file a definitive proxy statement for the 2002 Annual Meeting of Shareholders with the Securities and Exchange Commission within 120 days of December 31, 2001. Information regarding our directors will appear under the caption "Election of Directors" in the proxy statement and is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and executive officers will appear under the captions "Executive Compensation" -- Section 16(a) Principal Shareholders and Share Ownership of Management and Directors in the proxy statement and is incorporated herein by reference

Item 10. Executive Compensation.

     Information regarding executive compensation will appear under the captions "Compensation of Directors," "Executive Compensation" in the proxy statement and is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     Information regarding security ownership of certain beneficial owners and management will appear under the caption "Principal Shareholders and Share Ownership of Management and Directors" in the proxy statement and is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions.

     Information regarding Certain Relationships and Related Transactions will appear under the caption "Certain Relationships and Related Transactions" in the proxy statement and is incorporated herein by reference. Item 13. Exhibits and Reports on Form 8-K.

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

10.9    Loan Commitment and Letter Agreement(5)
10.10   Promissory Note(5)
10.11   Employment Agreement with Robert O. Smith (6)
10.12 Securities Purchase Agreement Between the Company and Telkoor Telecom, Ltd. (7)
21.1 The Company's subsidiaries consist of Poder Digital S.A. de C.V., a corporation formed under the laws of Mexico, and Digital Power Limited, a corporation formed under the laws of the United Kingdom.
23.1    Consent of Hein + Associates LLP

(1) Previously filed with the Commission on October 16, 1996, to the Company's Registration Statement on Form SB-2.
(2) Previously filed with the Commission on December 3, 1996, to the Company's Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2.
(3) Previously filed with the Commission on February 2, 1998, to the Company's Form 8-K.
(4) Previously filed with the Commission with its Form 10-QSB for the quarter ended September 30, 1998.
(5) Previously filed with the Commission with its Form 10-KSB for the year ended December 31, 1998.
(6) Previously filed with the Commission with its Form 10-KSB for the year ended December 31, 1999.
(7) Previously filed with the Commission with its Form 8-K filed November 21, 2001.

(b)  Reports on Form 8-K

     On November 21, 2001, we filed a Form 8-K disclosing the consummation of the Securities Purchase Agreement with Telkoor Telecom and resulting change in control

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 25, 2002               DIGITAL POWER CORPORATION,
                                    a California Corporation


                                    /s/ David Amitai
                                    ------------------------------------
                                    David Amitai,
                                    Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                                Date


/s/ David Amitai                                      March 25, 2002
---------------------------------------
David Amitai, Chief Executive Officer
(Principal Executive Officer)


/s/ Uri Friedlander
----------------------------------------              March 29, 2002
Uri Friedlander, Chief Financial Officer
(Principal Accounting and
Financial Officer)



-----------------------------------------             March __, 2002
Ben Zion Diamant, Director


 /s/ Josef Berger
-----------------------------------------             March 25, 2002
Josef Berger, Director



-----------------------------------------             March __, 2002
Mark L. Thum, Director


 /s/ Robert Smith
-----------------------------------------             March 25, 2002
Robert Smith, Director

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors
Digital Power Corporation and Subsidiaries
Fremont, California


We have audited the accompanying consolidated balance sheet of Digital Power Corporation and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Power Corporation and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/HEIN + ASSOCIATES LLP


HEIN + ASSOCIATES LLP
Certified Public Accountants


Orange, California
February 19, 2002

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                              DECEMBER 31,
                                                                                  2001
                                                                              ------------
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                 $  1,242,900
    Accounts receivable - trade, net of allowance for
        doubtful accounts of $370,000                                            2,203,664
    Income tax refund receivable                                                    72,388
    Other receivables                                                               91,971
    Inventories, net                                                             1,999,168
    Prepaid expenses and deposits                                                   47,534
                                                                               -----------
        Total current assets                                                     5,657,625

PROPERTY AND EQUIPMENT, net                                                        820,318
OTHER ASSETS                                                                        35,116
                                                                              ------------

TOTAL ASSETS                                                                  $  6,513,059
                                                                              ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Notes payable                                                             $    652,261
    Current portion of capital lease obligations                                    35,856
    Accounts payable                                                             1,590,830
    Accrued liabilities                                                          1,510,719
                                                                              ------------
        Total current liabilities                                                3,789,666

CAPITAL LEASE OBLIGATIONS, less current portion                                     24,376
OTHER LONG TERM LIABILITIES                                                         13,607
                                                                              ------------
        Total liabilities                                                        3,827,649
                                                                              ------------
COMMITMENTS AND CONTINGENCIES (Notes 8 and 13)

STOCKHOLDERS' EQUITY:
    Preferred stock issuable in series, no par value,
        2,000,000 shares authorized, no shares issued or                                 -
        outstanding
    Common stock, no par value, 10,000,000 shares authorized,
        4,510,680 shares issued and outstanding                                 11,036,251
    Additional paid in capital                                                     733,256
    Accumulated deficit                                                         (8,771,654)
    Accumulated other comprehensive loss                                          (312,443)
                                                                              ------------
        Total stockholders' equity                                               2,685,410
                                                                              ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $  6,513,059
                                                                              ============


See accompanying notes to these consolidated financial statements.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       FOR THE YEARS ENDED
                                                                          DECEMBER 31,
                                                                 --------------------------------
                                                                      2001               2000
                                                                 -------------      -------------
REVENUES                                                         $  10,329,857      $  17,882,730
COST OF GOODS SOLD                                                  11,939,985         13,223,441
                                                                 -------------      -------------
    Gross margin (loss)                                             (1,610,128)         4,659,289
                                                                 -------------      -------------

OPERATING EXPENSES:
    Research and development                                         1,065,872          1,166,015
    Marketing and selling                                              863,898          1,348,545
    General and administrative                                       2,177,611          1,895,280
    Impairment of goodwill                                             946,263                  -
                                                                 -------------      -------------
        Total operating expenses                                     5,053,644          4,409,840
                                                                 -------------      -------------
INCOME (LOSS) FROM OPERATIONS                                       (6,663,772)           249,449
                                                                 -------------      -------------

OTHER INCOME (EXPENSE):
    Interest income                                                     12,829             29,920
    Interest expense                                                   (63,461)           (90,992)
    Other (expense)                                                     (4,364)                 -
    Gain (loss) on disposal of assets                                  (23,069)            10,790
                                                                 -------------      -------------
        Other (expense)                                                (78,065)           (50,282)
                                                                 -------------      -------------
INCOME (LOSS) BEFORE INCOME TAXES                                   (6,741,837)           199,167

INCOME TAX PROVISION                                                   298,883            104,000
                                                                 -------------      -------------
NET INCOME (LOSS)                                                $  (7,040,720)     $      95,167
                                                                 =============      =============
    Basic net income (loss) per share                            $       (2.07)     $        0.03
                                                                 =============      =============
    Diluted net income (loss) per share                          $       (2.07)     $        0.03
                                                                 =============      =============

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000

                                                                                            ACCUMULATED
                                                    ADDITIONAL     NOTE                     OTHER COMP-    TOTAL
                              COMMON STOCK           PAID-IN    RECEIVABLE -   ACCUMULATED   REHENSIVE  STOCKHOLDERS' COMPREHENSIVE
                           SHARES       AMOUNT       CAPITAL    STOCKHOLDER      DEFICIT       (LOSS)     EQUITY          (LOSS)
                         ---------   ------------   ---------  -------------  ------------  ---------- ------------   ------------
BALANCES,
January 1, 2000          2,771,435   $  9,012,679   $ 566,504    $  (52,200)  $ (1,826,101) $  (48,675) $ 7,652,207
 Exercise of stock
  options                  484,245        754,197     (52,200)       52,200              -           -      754,197
 Income tax benefit
  related to exercise
  of stock options               -              -     101,397             -              -           -      101,397
 Stock granted for
  services                   5,000         19,375           -             -              -           -       19,375
 Compensation cost
  recognized upon
  issuance of warrants
  for services                   -              -     117,555             -              -           -      117,555
 Comprehensive loss:
  Net income                     -              -           -             -         95,167           -       95,167   $    95,167
  Foreign currency
   translation
   adjustment                    -              -           -             -              -    (198,624)    (198,624)     (198,624)
     Total                                                                                                            -----------
      comprehensive
      loss                       -              -           -             -              -           -            -   $  (103,457)
                         ---------   ------------   ---------  ------------   ------------  ----------  -----------   ===========
BALANCES,
December 31, 2000        3,260,680      9,786,251     733,256             -     (1,730,934)   (247,299)   8,541,274

 Issuance of common
  stock to Telkoor
  Telecom, Ltd.
  pursuant to
  investment agreement   1,250,000      1,250,000           -             -              -           -    1,250,000
 Comprehensive loss:
  Net loss                       -              -           -             -     (7,040,720)          -   (7,040,720)  $(7,040,720)
  Foreign currency
   translation
   adjustment                    -              -           -             -              -     (65,144)     (65,144)      (65,144)
     Total                                                                                                            -----------
      comprehensive
      loss                       -              -           -             -              -           -            -   $(7,105,864)
                         ---------   ------------   ---------  ------------   ------------  ----------  -----------   ===========
BALANCES,
December 31, 2001        4,510,680   $ 11,036,251   $ 733,256  $          -   $ (8,771,654) $ (312,443) $ 2,685,410
                         =========   ============   =========  ============   ============= ==========  ===========


See accompanying notes to these consolidated financial statements

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                         FOR THE YEARS ENDED
                                                                            DECEMBER 31,
                                                                -----------------------------------
                                                                    2001                    2000
                                                                ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                             $ (7,040,720)          $     95,167
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                                  450,752                475,987
      (Gain) loss on disposal of assets                               23,069                (10,790)
      Deferred income taxes                                          334,037                 16,755
      Warranty expense                                               (64,806)                55,000
      Increase in provision for inventory
       obsolescence                                                2,714,941                      -
      Bad debt expense                                               158,130                 23,504
      Compensation cost recognized upon issuance
       of warrants                                                         -                117,555
      Income tax benefit related to exercise of
       stock options                                                       -                101,397
      Stock issued for services                                            -                 19,375
      Impairment of goodwill                                         946,263                      -
      Severance accrual                                              658,000                      -
  Changes in operating assets and liabilities:
      Accounts receivable                                            894,288               (466,506)
      Income tax refund receivable                                   106,812               (108,212)
      Other receivables                                               (1,517)                 9,421
      Inventories                                                    429,515               (612,363)
      Prepaid expenses                                               166,164               (152,372)
      Other assets                                                    (6,565)               (14,493)
      Accounts payable                                              (358,353)               753,013
      Accrued liabilities                                           (252,177)               (98,939)
      Other long-term liabilities                                     13,607                (25,000)
                                                                ------------           ------------
        Net cash provided by (used in) operating activities         (828,560)               178,499
                                                                ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                              (133,281)              (176,068)
    Proceeds from sale of assets                                       5,876                 26,121
                                                                ------------           ------------
           Net cash (used in) investing activities                  (127,405)              (149,947)
                                                                ------------           ------------

(Continued)

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)



                                                                         FOR THE YEARS ENDED
                                                                            DECEMBER 31,
                                                                -----------------------------------
                                                                    2001                   2000
                                                                ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options and warrants          $          -           $    754,197
  Proceeds received (payments made) on notes payable                 252,261               (540,000)
  Principal payments on capital lease obligations                    (44,659)               (62,426)
  Investment from Telkoor Telecom, Ltd.                            1,250,000                      -
                                                                ------------           ------------
    Net cash provided by (used in) financing activities            1,457,602                151,771
                                                                ------------           ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                              (65,144)              (198,624)
                                                                ------------           ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                              436,493                (18,301)
                                                                ------------           ------------
CASH AND CASH EQUIVALENTS, beginning of period                       806,407                824,708
                                                                ------------           ------------
CASH AND CASH EQUIVALENTS, end of period                        $  1,242,900           $    806,407
                                                                ============           ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash payments for:
    Interest                                                    $     67,009           $    131,650
                                                                ============           ============
    Income taxes                                                $     97,918           $    180,000
                                                                ============           ============
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Acquisition of equipment through capital leases               $          -           $     42,846
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

     Excess of Purchase Price Over Net Assets Acquired - Excess of purchase price over net assets acquired ("Goodwill") represents the purchase price in excess of the fair value of the net assets of the acquired business and was being amortized using the straight-line method over its estimated useful life of ten years.

     As a result of DPL's sustained losses during the year ended December 31, 2001, management has determined the value of the unamortized goodwill related to the 1998 acquisition of DPL as impaired resulting in a charge of $946,263.

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

     Foreign Currency Translation - Gains and losses from the effects of exchange rate fluctuations on transactions denominated in foreign currencies are included in the results of operations. Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. The resulting translation adjustment is recorded as a component of accumulated other comprehensive income (loss), a component of stockholders' equity.

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

     The Company operates in one segment, manufacture and sale of power supplies. Financial instruments that subject the Company to credit risk consist of cash balances maintained in excess of federal depository insurance limits and accounts receivable, which have no collateral or security. See Note 14 for major customers.

     Fair Value of Financial Instruments - The estimated fair values for financial instruments under FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, cash equivalents, accounts receivable and accounts payable approximates their carry value due to their short-term nature. The estimated fair value of long-term debt approximates its carrying value because it carries interest rates which approximates market rates.

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

     Impact  of  Recently  Issued  Standards  -  In  June  2001,  the  Financial
     Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The Company does not believe that the adoption of these statements will have a material effect on its financial position, results of operations, or cash flows.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, the Company cannot reasonably estimate the effect of the adoption of this statement on its financial position, results of operations, or cash flows.

     In October 2001, the FASB also approved SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business," for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. At this time, the Company cannot estimate the effect of this statement on its financial position, results of operations, or cash flows.

3.   BASIS OF PRESENTATION:

     The Company incurred a net loss of $7,040,720 and used cash in operations of $828,560 during the year ended December 31, 2001. The Company had net income of $95,167 and cash provided by operations of $178,499 during the year ended December 31, 2000. The Company had working capital of $1,867,959 and $6,461,665, at December 31, 2001 and 2000, respectively, The increase in net loss and substantial decrease of working capital is due in part to certain non-cash expenses, including, an increase in the inventory allowance for obsolescence of $2,715,000, an impairment of goodwill by $946,000, a severance accrual of $658,000 for employees in Poder, increase in the allowance for bad debt of $158,000, and the valuation taken against the deferred tax asset of $350,000.

     The Company's management has addressed the decrease in cash and working capital through the execution of the Securities Purchase Agreement in which the Company received $1,250,000 in cash and developed a strategic alliance with Telkoor Telecom, Ltd. (Telkoor). The Company's management team is currently comprised of officers of Telkoor and if needed, Telkoor has committed to lend to the Company, and/or make further investments in the Company, to sustain its operations. See note 10 for additional terms of the Telkoor investment.

     In management's opinion, these proceeds combined with revenue from sales and Telkoor's continued commitment to protect its investment will provide sufficient cash flow to pay the Company's obligations as they come due for at least the next year.

4.   INVENTORIES:

               Raw materials                                  $   3,831,093
               Work-in-process                                      985,924
               Finished goods                                       146,861
                                                              -------------
                                                                  4,963,878
               Allowance for obsolescence                        (2,964,710)
                                                              -------------
                                                              $   1,999,168
                                                              =============

     During the year ended December 31, 2001, the Company increased the allowance for obsolescence and excess inventories by approximately $2,715,000 which was a result of the cancellation of purchase orders by customers, excess inventory levels, lack of sales orders and delays in delivery of products by two customers. The additional provision for obsolete and excess inventory is included in the cost of sales.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following as of December 31, 2001:


               Machinery and equipment                        $   1,503,030
               Office equipment and furniture                       875,726
               Leasehold improvements                               525,846
               Transportation equipment                              81,089
                                                              -------------
                                                                  2,985,691
               Accumulated depreciation and amortization         (2,165,373)
                                                              -------------
                                                              $     820,318
                                                              =============

     Depreciation expense related to property and equipment for the year ended December 31, 2001 and 2000, was $378,571 and $331,987, respectively.

6.   ACCRUED LIABILITIES:

     Accrued liabilities consist of the following as of December 31, 2001:


            Accrued payroll and benefits                      $     167,129
            Accrued commissions and royalties                       120,567
            Accrued warranty and product return expense             201,094
            Income taxes payable                                    190,175
            Severance accrual for PD employees                      508,000
            Other                                                   323,754
                                                              -------------
                                                              $   1,510,719
                                                              =============

     During the year ended December 31, 2001, the Company recorded an estimated severance liability related to its Mexican subsidiary of $658,000. The severance accrual is a result of depressed sales of the Company's products in the United States, which has resulted in excess capacity of the workforce at its Guadalajara, Mexico facility. In addition, the Company is considering moving a portion of its manufacturing to China which would increase the excess capacity at PD. The liability was reduced in September 2001 by $150,000 for the payment of severance as a result of a reduction of PD employees.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.   NOTES PAYABLE:

     DPC has a $750,000 line of credit pursuant to a promissory note agreement. The line of credit agreement provides for borrowings up to 80% of eligible accounts receivable. Borrowing under this line of credit bears interest based upon an index equal to the lender's prime rate (totaling 6.75% at December 31, 2001), interest only, payable monthly with outstanding principal due on demand. If no demand is made, the outstanding principal and unpaid accrued interest is due April 15, 2002. At December 31, 2001, the outstanding principal balance was $652,261. Under the terms of the agreement, the Company is required to maintain certain ratios and be in compliance with other covenants. At December 31, 2001, the Company was in compliance with all covenants.

     DPL has a (United Kingdom pounds)500,000 bank overdraft facility pursuant to a loan agreement. Borrowing under this line of credit bears interest at 2% per annum over the Bank's Base rate (totaling 6.5% at December 31,
     2001), interest only, payable monthly with outstanding principal due on demand. If no demand is made, the outstanding principal and accrued interest is due March 31, 2002. In the event of the loan being used, the loan would be collateralized by substantially all of the DPL's assets. At December 31, 2001, no principal or accrued interest was outstanding.

8.   CAPITAL LEASE OBLIGATIONS:

     The Company leases certain equipment and vehicles under agreements classified as capital leases. The net book value of assets under capital leases is $59,229. Depreciation expense of $39,545 and $52,147 was recognized for the years ended December 31, 2001 and 2000, respectively.

     The future minimum lease payments as of December 31, 2001, are as follows:

                   YEARS ENDING
                   DECEMBER 31,                          AMOUNT
                   -------------                       ---------

                       2002                            $  45,736
                       2003                               31,183
                                                       ---------
            Total future minimum lease payments           76,919
               Less amount representing interest         (16,687)
                                                       ---------
            Present value of net minimum lease
                payments                                  60,232
               Less current portion                      (35,856)
                                                       ---------
                                                       $  24,376
                                                       =========

9.   PREFERRED STOCK:

     The preferred stock has one series authorized, 500,000 shares of Series A cumulative redeemable convertible preferred stock ("Series A"), and an additional 1,500,000 shares of preferred stock has been authorized, but the rights, preferences, privileges and restrictions on these shares has not been determined. DPC's Board of Directors is authorized to create new series of preferred stock and fix the number of shares as well as the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred stock. As of December 31, 2001, there were no shares issued or outstanding.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  COMMON STOCK:

     In September 2001, the Company executed a securities purchase agreement with Telkoor Telecom, Ltd. (Telkoor) for cash proceeds of $1,250,000 in exchange for the purchase of 1,250,000 shares of common stock and the issuance of 900,000 warrants to purchase common stock at an exercise price of $1.25 per share and an additional 1,000,000 warrants to purchase common stock at an exercise price of $1.50 per share. The warrants vest immediately and expire during the year ended December 31, 2003. In addition, the Company's Board of Directors will appoint a number of individuals recommended by Telkoor necessary to constitute a majority of the Board and the then current president and CEO, Robert Smith, will resign as president with an individual selected by Telkoor appointed to the position of president and CEO.

11.  STOCK OPTIONS AND WARRANTS:

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

     In February 1998, the Company adopted the 1998 Stock Option Plan covering 240,000 shares of common stock. Under the plan, the Company can issue either incentive or non-qualified stock options. The exercise price of the options granted pursuant to the plan will not be less than 100% of the quoted market value of the shares on the grant date. The compensation committee of the Board of Directors will determine the vesting period of the options, if any, and no options will be exercisable after ten years from the date of grant. During the year ended December 31, 1999, the Company granted options for the purchase of 11,900 shares of the Company's common stock under the 1998 Stock Option Plan to certain employees. The exercise prices of the options range from $1.5625 to $1.8750 per share, which was equal to the quoted market value on the date of grant. The options vest over 5 years at 25% per year starting in the second year.

     In April 2000, the Company adopted the 2000 Stock Option Plan covering 500,000 shares of common stock. Under the plan, the Company can issue either incentive or non-qualified stock options. The exercise price of the options granted pursuant to the plan will not be less than 100% of the quoted market value of the shares on the grant date. The compensation committee of the Board of Directors will determine the vesting period of the options, if any, and no options will be exercisable after ten years from the date of grant.

     During the years ended December 31, 2001 and 2000, the Company issued in each year non-qualified options for the purchase of 100,000 shares of the Company's common stock to Mr. Robert Smith who was the president of the Company until his resignation on November 13, 2001, in accordance with his employment agreement. The exercise prices of $1.63 and $1.56 per share were equal to the quoted market value on the date of grant. Such options vested immediately and expire beginning in 2009.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     During the year ended December 31, 2001, the Company granted options for the purchase of 200,000 shares of the Company's common stock to David Amitai, CEO and President, and 200,000 shares of the Company's common stock to Ben Zion Diamant, Chairman of the Board. The exercise price of $0.70 per share was equal to the quoted market value on the date of grant. Such options vest over 2 years at 50% per year starting in the second year.

     During each of the years ended December 31, 2001, and 2000, the Company granted non-qualified options under the 1998 plan & 2000 plan for the purchase of 30,000 shares of the Company's common stock to outside directors. The exercise prices range from $0.70 to $2.38 per share were equal to the quoted value on the date of grant. The options vest after one year.

     During the year ended December 31, 2001, the Company granted options for the purchase of 136,000 shares of the Company's common stock under the 2000 Stock Option Plan to certain employees. The exercise prices range from $0.70 to $1.18 per share were equal to the quoted market value on the date of grant. The options vest over 4 or 5 years at 25% per year starting in the second year.

     During the year ended December 31, 2000, the Company granted options for the purchase of 117,500 shares of the Company's common stock under the 1996 Stock Option Plan to certain employees. The exercise price of $2.38 per share was equal to the quoted market value on the date of grant. The options vest over 5 years at 25% per year starting in the second year.

     During the year ended December 31, 2000, the Company granted options for the purchase of 57,500 shares of the Company's common stock under the 1998 Stock Option Plan to certain employees. The exercise price of $2.38 per share was equal to the quoted market value on the date of grant. The options vest over 5 years at 25% per year starting in the second year.

     During the year ended December 31, 2000, the Company granted options for the purchase of 53,000 shares of the Company's common stock under the 2000 Stock Option Plan to certain employees. The exercise price of the options ranges from $2.38 to $3.88 per share were equal to the quoted market value on the date of grant. The options vest over 5 years at 25% per year starting in the second year.

     The following table sets forth activity for all options:

                                                                  WEIGHTED
                                                                   AVERAGE
                                                NUMBER OF      EXERCISE PRICE
                                                 SHARES           PER SHARE
                                               ----------      --------------
     OUTSTANDING,  January 1, 2000              1,083,630         $  2.09
               Granted                            366,000            2.16
               Forfeited                          (26,665)           3.31
               Exercised                         (484,245)           1.56
                                               ----------         -------
     OUTSTANDING,  December 31, 2000              938,720         $  2.39

               Granted                            691,000            0.90
               Forfeited                          (86,625)           2.10
                                               ----------         -------
     OUTSTANDING,  December 31, 2001            1,543,095         $  1.74
                                               ==========         =======

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     At December 31, 2001, options to purchase 40,000 shares, with a weighted average exercise price of $6.06, were exercisable at prices ranging from $6.00 to $6.25 per share. These options have a weighted average contractual life of 6.25 years.

     At December 31, 2001 options to purchase 729,296 shares were exercisable with exercise prices ranging from $1.56 to $3.88 per share, a weighted average exercise price of $2.05 and a weighted average remaining contractual life of 7.45 years. The remaining 773,799 unvested options have exercise prices ranging from $.70 to $1.18, a weighted average contractual life of 9.76 years, and are exercisable as follows:


                                                            WEIGHTED
                                       NUMBER OF            AVERAGE
     YEAR ENDING DECEMBER 31,           SHARES           EXERCISE PRICE
                                     -----------       -----------------
             2002                        122,337            $   1.77
             2003                        330,962                1.17
             2004                        279,000                1.02
             2005                         31,500                0.81
             2006                         10,000                0.70
                                     -----------             -------
                                         773,799             $  1.19
                                     ===========             =======

     If not previously exercised the outstanding options will expire as follows:

                                                           WEIGHTED
                                       NUMBER OF            AVERAGE
     YEAR ENDING DECEMBER 31,            SHARES         EXERCISE PRICE
                                     -------------     -----------------

             2003                         30,500             $  1.80
             2006                         78,250                1.80
             2007                        105,500                2.31
             2008                        317,845                2.78
             2009                        100,000                1.95
             2010                        245,000                2.39
             2011                        666,000                0.87
                                      ----------             -------
                                       1,543,095             $  1.74
                                      ==========             =======

     Warrants -During March 1997, the Company granted warrants for the purchase of 15,000 shares of the Company's common stock in connection with investor related services provided to the Company. The warrants have an exercise price of $6.75 per share, vested immediately and expire in 2002.

     In October 2000, the Company issued warrants to purchase 60,000 shares of common stock at $3.88 per share to an investor relations firm for services provided. Compensation expense of $117,555 was recognized upon issuance of the warrants. The warrants are immediately exercisable and expired in October 2001.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     See footnote 9 for additional warrants issued during the year ended December 31, 2001.

     The following sets forth the activity for all warrants:

                                                                    AVERAGE
                                              NUMBER OF          EXERCISE PRICE
                                               SHARES              PER SHARE
                                          -----------------    -----------------

     OUTSTANDING, January 1, 2000               195,000        $         5.38
            Granted                              60,000                  3.88
                                          -------------        --------------
     OUTSTANDING, December 31, 2000             255,000                  5.03

            Granted                           1,900,000                  1.43
            Expired                            (240,000)                 4.92
                                          --------------       --------------
     OUTSTANDING, December 31, 2001           1,915,000        $         1.42
                                          =============        ==============

     As stated in Note 2, the Company has not adopted the fair value accounting prescribed by FASB123 for employees. Had compensation cost for stock options or warrants issued to employees been determined based on the fair value at grant date for awards in 2001 and 2000, consistent with the provisions of FASB123, the Company's net income (loss) and net income
     (loss) per share would have been reduced to the proforma amounts indicated below:

                                                2001               2000
                                           -------------      -------------

          Net loss                         $  (7,413,887)     $    (158,079)
                                           =============      =============
           Net loss per common share:
              Basic and diluted            $       (2.18)     $       (0.05)
                                           =============      =============

     The fair value of each option or warrant was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions: average risk-free interest rates ranging from 4.23% to 5.6%, expected life of five years, dividend yield of 0%; and expected volatility ranging from 55.0% to 125.9%. The weighted-average fair value of the options on the grant date for the years ended December 31, 2001 and 2000 was $0.70 and $0.94 per share, respectively.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




12.  NET INCOME (LOSS) PER COMMON SHARE:

     The following represents the calculation of net income per common share:



                                                                 2001             2000
                                                             -------------    -------------
        BASIC
        Net income (loss) applicable to common shareholders  $  (7,040,720)   $      95,167
                                                             =============    =============
        Weighted average number of common shares                 3,407,930        2,939,034
                                                             =============    =============
        Basic earnings (loss) per share                      $       (2.07)   $        0.03
                                                             =============    =============
        DILUTED
        Net income (loss) applicable to common shareholders  $  (7,040,720)   $      95,167
                                                             =============    =============

        Weighted average number of common shares                 3,407,930        2,939,034

        Common stock equivalent shares representing shares
         issuable upon exercise of stock options             Anti-dilutive          336,349
        Weighted average number of shares used in
         calculation of diluted earnings per share               3,407,930        3,275,383
                                                             -------------    -------------
        Diluted earnings (loss) per share                    $       (2.07)   $        0.03
                                                             =============    =============


     The weighted average shares used in the calculation of diluted earnings per share for the year ended December 31, 2001 and 2000, excludes shares of 1,543,095 and 24,346, respectively, which relate to employee stock options outstanding and 1,915,000 and 255,000 which relates to warrants outstanding.

13.  COMMITMENTS:

     LEASES - The Company leases its office space in California, a manufacturing facility in Guadalajara, Mexico, and the facility and certain equipment in the UK under operating leases. The total future minimum lease payments, as of December 31, 2001, are as follows:

           YEARS ENDING DECEMBER 31,
                     2002                                   $     327,440
                     2003                                         287,760
                     2004                                         304,312
                     2006                                         310,012
                     2006                                         132,362
                                                            -------------
                                                            $   1,361,886
                                                            =============

     Lease payments on the manufacturing facility in Mexico are to be made in Mexican Pesos. Lease payments on the facility and equipment in the UK are to be made in GB pound-sterling. The above schedule was prepared using the conversion rates in effect at December 31, 2001. Changes in the conversion

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     rate will have an impact on the Company's required minimum payments and its operating results.

     Rent expense was $350,152 and $172,560 for the years ended December 31, 2001 and 2000, respectively.

     Termination Of Employment Agreement/Entering Consulting Agreement - The Company entered into a Termination of Employment Agreement/Entering Consulting Agreement on November 13, 2001, with Robert O. Smith. This
     Consulting Agreement will continue in effect for a period of three (3) years unless terminated or extended upon mutual agreement. Under the terms of the agreement, Mr. Smith agrees to assist the Company in managing its power supply business and related projects. The agreement requires payment of $l00,000 per annum, at the end of each calendar year or pro rated by month. At December 31, 2001, the Company has $15,000 accrued under this agreement. Mr. Smith is entitled to receive options to acquire l00,000 shares of Digital Power's common stock on an annual basis beginning on January l, 2002 pursuant to Digital Power's stock option plan at an exercise price of $3.00 per share. Mr. Smith has the opportunity to sell to Telkoor Telecom, Ltd up to 50% of the common stock held by him, but under no circumstances more than 5% of the issued and outstanding common stock of the Company on a fully diluted basis as of the date of the sale.

14.  MAJOR CUSTOMERS:

     The Company frequently sells large quantities of inventory to its customers. For the year ended December 31, 2001, one customer accounted for 13% of the Company's net sales. For the year ended December 31, 2000, three customers accounted for 29% of the Company's net sales. Of the Company's consolidated revenues for the year ended December 31, 2001, 63% of revenues were earned from customers in the United States, 30% from customers in the United Kingdom, and 7% for the rest of the world. Consolidated revenues for the year ended December 31, 2000, were earned 70% from customers in the United States, 21% from customers in the United Kingdom, and 9% for the rest of the world.

     For the year ended December 31, 2001 and 2000, DPL contributed 37% and 29%, respectively, of the Company's revenues. No one customer of DPL contributed greater than 10% of the Company's consolidated revenues for the years ended December 31, 2001 and 2000.

15.  EMPLOYEE BENEFIT PLANS:

     401(K) PROFIT SHARING PLAN - The Company has a 401(k) profit sharing plan (the "Plan") covering substantially all employees of DPC. Eligible employees may make voluntary contributions to the Plan, which are matched by the Company at a rate of $.25 for each $1.00 contributed, up to a maximum of six percent of eligible compensation. The Company can also make discretionary contributions. The Company made matching contributions to the Plan of $12,238 and $12,665 for years ended December 31, 2001 and 2000, respectively.

     The Company's subsidiary DPL, has a group personal pension plan covering substantially all of its employees. Eligible employees may make voluntary contributions to the plan. The Company will contribute 7% of the employees basic annual salary to the plan. Contributions are charged to operations as incurred. The Company made contributions totaling $55,334 and $66,908 to the plan for the years ended December 31, 2001 and 2000, respectively.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     EMPLOYEE STOCK OWNERSHIP PLAN - The Company also has an employee stock ownership plan (the "ESOP") covering substantially all employees of DPC. The Company can make discretionary contributions of cash or company stock (as defined in the ESOP plan document) up to deductible limits prescribed by the Internal Revenue Code.

16.  INCOME TAXES:

     Income tax expense (benefit)is comprised of the following:

                                              FOR THE YEARS ENDED
                                                   DECEMBER 31,
                                        --------------------------------
                                              2001               2000
                                        -------------      -------------
               Current
                  Federal               $           -      $      60,000
                  State                           800             21,000
                  Foreign                     (36,506)            23,000
                                        --------------     -------------
                                              (35,706)           104,000
                                        --------------     -------------

               Deferred
                  Federal                     299,995                  -
                  State                        50,528                  -
                  Foreign                     (15,934)                 -
                                        --------------     -------------
                                              334,589                  -
                                        --------------     -------------
                                        $     298,883      $     104,000
                                        =============      =============

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The components of the net deferred tax asset and liability recognized as of December 31, 2001 are as follows:


               Current deferred tax assets (liabilities):
                  Accounts  receivable,  principally due to allowance
                      for doubtful accounts                                         $     148,518
                  Compensated  absences,  principally  due to accrual
                      for financial reporting purposes                                     21,422
                  Accrued commissions                                                      28,326
                  Acrrued payroll                                                          10,035
                  Accrued severance                                                       203,911
                  Inventory reserve                                                     1,190,035
                  Warranty reserve                                                         64,764
                  Stock rotation liability                                                 20,070
                  UNICAP Credit carryforward                                               28,546
                  Accrued liabilities                                                      66,065
                  Other                                                                      (272)
                                                                                    -------------
                                                                                        1,781,420
                      Valuation allowance                                              (1,781,420)
                                                                                    -------------
                      Net current deferred tax asset                                $           -
                                                                                    =============
               Long-term deferred tax assets (liabilities):
                  Net operating loss carryforwards                                  $   1,935,548
                  UNICAP Credit carryforward                                               74,167
                  Goodwill                                                                505,188
                  Depreciation                                                             56,618
                                                                                    -------------
                                                                                        2,571,521
                      Valuation allowance                                              (2,571,521)
                                                                                    -------------
                      Net long-term deferred tax liability                          $           -
                                                                                    =============

     Total income tax expense differed from the amounts computed by applying the U.S. federal statutory tax rates to pre-tax income as follows:


                                                                        FOR THE YEARS ENDED
                                                                            DECEMBER 31,
                                                                 -------------------------------
                                                                     2001               2000
                                                                 ------------       ------------
               Total expense computed by applying the
                 U.S. statutory rate                                    (34.0%)             34.0%
               Permanent differences                                     (0.1)               5.1
               State income taxes                                         0.2               10.9
               Tax effect resulting from foreign activities               8.0             (101.0)
               Change in valuation allowance                             (5.3)             105.2
               Change in beginning deferred asset                        35.6                0.0
               Other                                                      0.0                0.3
                                                                 ------------       ------------
                                                                          4.4%              54.5%
                                                                 ============       ============


     The Company will continue to assess the realizability of the deferred tax assets in future periods. The valuation allowance increased by $4,049,459 during the year ended December 31, 2001. During March 2001, the Company

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     fully valued the deferred tax asset recorded at December 31, 2000 of $350,523 due to the uncertainty of the Company's ability to recognize the benefit of the deferred tax asset in the future. The valuation allowance increased by $212,559 during the year ended December 31, 2000.

     At December 31, 2001, the Company has net operating loss carryforwards of approximately $3,599,674 which begin to expire in the year 2020. The Company has California net operating loss carryforwards for the year ended December 31, 2001, of $1,854,876, which expire through 2011. As a result of certain non-qualified stock options, which have been exercised, the tax benefit from the utilization of the net operating loss carryforward will be charged to additional-paid in capital when, and if, the losses are utilized. The net operating loss may be subject to Internal Revenue Code
     Section 382 limitations.

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

17.  SEGMENT REPORTING:

     The Company has identified its segments based upon its geographic operations. These segments are represented by each of the Company's individual legal entities: DPC, PD and DPL. Segment operations are measured consistent with accounting policies used in these consolidated financial statements. Segment information is as follows:

                                December 31, 2001


                                 DPC             PD             DPL        Eliminations       Totals
                            -------------  -------------   -------------   ------------   -------------
        Revenues            $   6,475,533  $           -   $   3,854,324   $          -   $  10,329,857
                            =============  =============   =============   ============   =============
        Intersegment
         Revenues           $       -      $     778,450   $     599,848   $ (1,378,298)  $          -
                            =============  =============   =============   ============   ============
        Interest Income     $      24,350  $         310   $      12,519   $    (24,350)  $     12,829
                            =============  =============   =============   ============   ============
        Interest Expense    $      56,874  $           -   $      30,937   $    (24,350)  $     63,461
                            =============  =============   =============   ============   ============
        Depreciation and
         Amortization       $     196,555  $     139,526         114,671   $          -   $    450,752
                            =============  =============   =============   ============   ============
        Income Tax          $     350,523  $      11,356   $     (62,996)  $          -   $    298,883
                            =============  =============   =============   ============   ============
        Net Income(loss)    $  (5,360,730) $  (1,596,321)  $    (207,140)  $    123,471   $ (7,040,720)
                            =============  =============   ==============  ============   ============
        Expenditures for
         Segment Assets     $     104,257  $       5,424   $      23,600   $          -   $    133,281
                            =============  =============   =============   ============   ============
        Segment Assets      $   6,833,699  $     409,601   $   2,562,562   $ (3,292,803)  $  6,513,059
                            =============  =============   =============   ============   ============


                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000


                                 DPC             PD             DPL        Eliminations        Totals
                            -------------  -------------   -------------   ------------    -------------

        Revenues            $  12,721,567  $      15,302   $   5,145,861   $           -   $  17,882,730
                            =============  =============   =============   =============   =============
        Intersegment
         Revenues           $           -  $   3,026,933   $     483,394   $  (3,510,327)  $           -
                            =============  =============   =============   =============   =============
        Interest Income     $      63,010  $       1,742   $       5,711   $     (40,543)  $      29,920
                            =============  =============   =============   =============   =============
        Interest Expense    $      79,997  $       2,021   $      49,517   $     (40,543)  $      90,992
                            =============  =============   =============   =============   =============
        Depreciation and
         Amortization       $     303,890  $      54,346   $     117,751   $           -   $     475,987
                            =============  =============   =============   =============   =============
        Income Tax
         Expense            $      80,000  $           -   $      24,000   $           -   $     104,000
                            =============  =============   =============   =============   =============
        Net Income          $    (525,919) $     179,333   $     441,753   $           -   $      95,167
                            ============== ==============  =============   =============   =============
        Expenditures for
         Segment Assets     $     133,972  $      19,517   $      65,425   $           -   $     218,914
                            =============  =============   =============   =============   =============
        Segment Assets      $  10,674,886  $     180,624   $   2,631,015   $  (1,321,475)  $  12,165,050
                            =============  =============   =============   ==============  =============