Form 10QSB
period 2002-03-31
DIGITAL POWER CORP
filed 2002-05-15
CIK 896493

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2002

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

Number of shares of common stock outstanding as of March 31, 2002: 4,510,680

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS





                                                                                      MARCH 31,                     DECEMBER 31,
                                                                                2002              2001                  2001  (1)
                                                                      ---------------------------------------  --------------------
                                                                                   (Unaudited)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                             $  1,382,029      $    928,385          $  1,242,900
     Accounts receivable, net of allowance for doubtful accounts of
     $303,000, $231,000 and $370,000 at March 31, 2002 and 2001,
     and December 31, 2001 respectively                                       1,943,960         2,432,755             2,203,664
     Income tax refund receivable                                                50,894            29,200                72,388
     Other receivables                                                          146,846            95,849                91,971
     Inventories, net                                                         1,618,084         5,363,822             1,999,168
     Prepaid expenses and deposits                                               37,406           197,481                47,534
                                                                       ----------------  ----------------      ----------------
         Total current assets                                                 5,179,219         9,047,492             5,657,625

PROPERTY AND EQUIPMENT, net                                                     738,609         1,043,430               820,318
EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED, net of
amortization of $469,927 at March 31, 2001                                       -                982,264                -
OTHER ASSETS                                                                     31,794            36,272                35,116
                                                                       ----------------  ----------------      ----------------

TOTAL ASSETS                                                               $  5,949,622      $ 11,109,458          $  6,513,059
                                                                       ================  ================      ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable                                                         $   552,291       $    850,000          $    652,261
     Current portion of capital lease obligation                                34,200             39,732                35,856
     Accounts payable                                                        1,423,969          1,373,305             1,590,830
     Accrued liabilities                                                     1,451,522          1,170,757             1,510,719
                                                                      ----------------   ----------------      ----------------
         Total current liabilities                                           3,461,982          3,433,794             3,789,666

CAPITAL LEASE OBLIGATIONS, less current portion                                 14,250             49,665                24,376
OTHER LONG TERM LIABILITIES                                                     13,784             15,609                13,607
                                                                      ----------------   ----------------      -----------------
         Total liabilities                                                   3,490,016          3,499,068             3,827,649
                                                                      ----------------   ----------------      ----------------

STOCKHOLDERS' EQUITY:
  Preferred stock issuable in series, no par value; 2,000,000 shares
    authorized, no shares issued and outstanding                               -                   -                     -
  Common stock, no par value, 10,000,000 shares authorized;
    4,510,680 shares issued and outstanding at March 31, 2002 and December 31,
    2001 and 3,260,680 shares issued and outstanding at
    March 31, 2001                                                          11,036,251          9,786,251            11,036,251
     Additional paid-in capital                                                733,256            733,256               733,256
     Accumulated deficit                                                    (8,967,528)        (2,511,961)           (8,771,654)
     Accumulated other comprehensive loss                                     (342,373)          (397,156)             (312,443)
                                                                      ----------------   ----------------      ----------------
         Total stockholders' equity                                          2,459,606          7,610,390             2,685,410
                                                                      ----------------   ----------------      ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 5,949,622       $ 11,109,458          $  6,513,059
                                                                      ================   ================      ================

(1) Condensed from December 31, 2001 audited financial statements included in the Company's Form 10-KSB.

See accompanying notes to these condensed consolidated financial statements.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       FOR THE THREE                  FOR THE YEAR ENDED
                                                                       MONTHS ENDED                      DECEMBER 31,
                                                                         MARCH 31,
                                                          ----------------------------------------    -------------------
                                                                 2002                 2001                   2001  (1)
                                                          -------------------  -------------------    -------------------
                                                                        (unaudited)

REVENUES                                                     $   2,182,849        $   3,259,347         $   10,329,857
COST OF GOODS SOLD                                               1,647,264            2,632,251             11,939,985
                                                          -----------------    -----------------     ------------------

     Gross margin (loss)                                           535,585              627,096             (1,610,128)
                                                          -----------------    -----------------     ------------------

OPERATING EXPENSES
     Research and development                                      189,426              317,347              1,065,872
     Marketing and selling                                         253,120              254,682                863,898
     General and Administrative                                    250,101              460,849              2,177,611
     Impairment of goodwill                                         -                    -                     946,263
                                                          -----------------    -----------------     ------------------

         Total operating expenses                                  692,647            1,032,878              5,053,644
                                                          -----------------    -----------------     ------------------
LOSS FROM OPERATIONS                                              (157,062)            (405,782)            (6,663,772)

OTHER INCOME (EXPENSE)
     Interest income                                                 2,758                7,168                 12,829
     Interest expense                                              (11,472)             (14,413)               (63,461)
     Other (expense)                                                     -                    -                 (4,364)
     Loss on disposal of assets                                     (4,428)                   -                (23,069)
                                                          -----------------    -----------------     ------------------
         Other (expense)                                           (13,142)              (7,245)               (78,065)
                                                          -----------------    -----------------     ------------------

LOSS BEFORE INCOME TAXES                                          (170,204)            (413,027)            (6,741,837)

INCOME TAX PROVISION                                                25,670              368,000                298,883
                                                          -----------------    -----------------     ------------------

NET LOSS                                                     $    (195,874)       $    (781,027)        $   (7,040,720)
                                                          =================    =================     ==================

     Basic net loss per share                                $       (0.04)       $       (0.24)        $        (2.07)
                                                          =================    =================     ==================

     Diluted net loss per share                              $       (0.04)       $       (0.24)        $        (2.07)
                                                          =================    =================     ==================

(1) Condensed from December 31, 2001 audited financial statements included in the Company's Form 10-KSB.

See accompanying notes to these condensed consolidated financial statements.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                       ACCUMULATED
                                       COMMON STOCK         ADDITIONAL                    OTHER          TOTAL
                               ---------------------------    PAID-IN    ACCUMULATED  COMPREHENSIVE   STOCKHOLDERS'  COMPREHENSIVE
                                  SHARES         AMOUNT       CAPITAL      DEFICIT        (LOSS)         EQUITY          (LOSS)
                               ------------  -------------  ----------  -------------  ------------  --------------  ---------------
BALANCES, January 1, 2001        3,260,680   $  9,786,251     733,256   $ (1,730,934)  $  (247,299)  $   8,541,274

 Issuance of common stock
   to Telkoor Telecom,
   Ltd pursuant to
   investment agreement          1,250,000      1,250,000           -              -             -       1,250,000

 Comprehensive loss:
   Net loss                              -              -           -     (7,040,720)            -      (7,040,720)  $  (7,040,720)
   Foreign currency
     translation adjustment              -              -           -              -       (65,144)        (65,144)        (65,144)
                                                                                                                     ---------------
   Total comprehensive loss              -              -           -              -             -               -   $  (7,105,864)
                               ------------  -------------  ----------  -------------  ------------  --------------  ===============

BALANCES, December 31, 2001 (1)  4,510,680     11,036,251     733,256     (8,771,654)     (312,443)      2,685,410
  Net loss (unaudited)                   -              -           -       (195,874)            -        (195,874)  $    (195,874)
     Foreign currency
       translation adjustment            -              -           -              -       (29,930)        (29,930)        (29,930)
                                                                                                                     ---------------
     Total comprehensive loss            -              -           -              -             -               -   $    (225,804)
                               ------------  -------------  ----------  -------------  ------------  --------------  ===============

BALANCES, March 31, 2002         4,510,680   $ 11,036,251   $ 733,256   $ (8,967,528)  $  (342,373)  $   2,459,606
                               ============  =============  ==========  =============  ============  ==============

BALANCES, January 1, 2001        3,260,680   $  9,786,251   $ 733,256   $ (1,730,934)  $  (247,299)  $   8,541,274
     Net loss (unaudited)                -              -           -       (781,027)            -        (781,027)  $    (781,027)
     Foreign currency
        translation adjustment           -              -           -              -      (149,857)       (149,857)       (149,857)
                                                                                                                     ---------------
     Total comprehensive loss            -              -           -              -             -               -   $    (930,884)
                               ------------  -------------  ----------  -------------  ------------  --------------  ===============

BALANCES, March 31, 2001         3,680,680   $  9,786,251   $ 733,256   $ (2,511,961)  $  (397,156)  $   7,610,390
                               ============  =============  ==========  =============  ============  ==============


(1) Derived from the December 31, 2001 audited financial statements included in the Company's Form 10-KSB.

See accompanying notes to these condensed consolidated financial statements.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              FOR THE THREE             FOR THE YEAR
                                                                               MONTHS ENDED                 ENDED
                                                                                MARCH 31,                DECEMBER 31,
                                                                     ------------------------------    ---------------
                                                                          2002             2001              2001  (1)
                                                                     -------------    -------------    ---------------
                                                                               (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                        $   (195,874)    $   (781,027)    $   (7,040,720)
     Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
        Depreciation and amortization                                      85,573          127,282            450,752
        Loss on disposal of assets                                              -                              23,069
        Deferred income taxes                                                              349,646            334,037
        Inventory Reserve                                                (190,846)         (10,000)           (64,806)
        Increase in provision for inventory obsolescence                                                    2,714,941
        Allowance for doubtful accounts                                    14,130                             158,130
        Impairment of goodwill                                                                                946,263
        Severance accrual                                                                                     658,000
     Changes in operating assets and liabilities:
        Accounts receivable                                               245,574          823,326            894,288
        Income tax refund receivable                                       21,494          150,000            106,812
        Other receivables                                                 (54,875)          (5,395)            (1,517)
        Inventories                                                       571,930         (210,198)           429,515
        Prepaid expenses and deposits                                      10,128           16,217            166,164
        Other assets                                                        3,322           (7,721)            (6,565)
        Accounts payable                                                 (166,861)        (575,880)          (358,353)
        Accrued liabilities                                               (59,197)           1,058           (252,177)
        Other long-term liabilities                                           177                -             13,607
                                                                     -------------    -------------    ---------------

              Net cash provided by (used in) operating activities         284,675         (122,692)          (828,560)
                                                                     -------------    -------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                    (3,864)         (39,979)          (133,281)
     Proceeds from sale of assets                                               -                -              5,876
                                                                     -------------    -------------    ---------------
              Net cash (used in) investing activities                      (3,864)         (39,979)          (127,405)
                                                                     -------------    -------------    ---------------

                                   (Continued)

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                            FOR THE THREE               FOR THE YEAR
                                                                             MONTHS ENDED              ENDED DECEMBER
                                                                               MARCH 31,                     31,
                                                                     ------------------------------    ---------------
                                                                          2002             2001             2001  (1)
                                                                     -------------    -------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options and warrants              $          -     $          -     $            -
   Proceeds received (payments made) on notes payable                     (99,970)         450,000            252,261
   Principal payments on capital lease obligations                        (11,782)         (15,494)           (44,659)
   Investment from Telkoor Telecom, Ltd.                                        -                -          1,250,000
                                                                     -------------    -------------    ---------------
     Net cash provided by (used in) financing activities                 (111,752)         434,506          1,457,602
                                                                     -------------    -------------    ---------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   (29,930)        (149,857)           (65,144)
                                                                     -------------    -------------    ---------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                   139,129          121,978            436,493
                                                                     -------------    -------------    ---------------
CASH AND CASH EQUIVALENTS, beginning of period                          1,242,900          806,407            806,407
                                                                     -------------    -------------    ---------------

CASH AND CASH EQUIVALENTS, end of period                             $  1,382,029     $    928,385     $    1,242,900
                                                                     =============    =============    ===============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash payments for:
     Interest                                                        $     13,813     $     19,093     $       67,009
                                                                     =============    =============    ===============
     Income taxes                                                    $          -     $          -     $       97,918
                                                                     =============    =============    ===============

(1) Derived from the December 31, 2001 audited financial statements included in the Company's Form 10-KSB.

See accompanying notes to these consolidated financial statements.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION:
   ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2001.

     In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at March 31, 2002 and 2001, the results of operations, statement of shareholders' equity and cash flows for the three months then ended. The results for the period ended March 31, 2002, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2002.

2. SIGNIFICANT ACCOUNTING POLICIES:
   -------------------------------

     The significant accounting policies applied in the preparation of these financial statements are identical to those followed in the preparation of the latest annual financial statements.

3. EARNINGS PER SHARE
   ------------------

     The following represents the calculation of earnings (loss) per share:

                                                                         FOR THE THREE MONTHS              FOR THE YEAR
                                                                                 ENDED                        ENDED
                                                                               MARCH 31,                   DECEMBER 31,
                                                                        2002                 2001              2001
                                                                   -------------       -------------     ---------------
                               BASIC
     Net loss                                                      $   (195,874)       $   (781,027)     $   (7,040,720)
     Less:  preferred stock dividends                                      -                   -                 -
                                                                   -------------       -------------     ---------------
     Net loss applicable to common shareholders                        (195,874)           (781,027)         (7,040,720)

     Weighted average number of common shares                         4,510,680           3,260,680           3,407,930

     Basic loss per share                                          $      (0.04)       $      (0.24)     $        (2.07)
                                                                   =============       =============     ===============

                              DILUTED
     Net loss                                                      $   (195,874)       $   (781,027)     $   (7,040,720)
     Less:  preferred stock dividends                                      -                   -                 -
                                                                   -------------       -------------     ---------------
     Net loss applicable to common shareholders                        (195,874)           (781,027)         (7,040,720)

     Weighted average number of common shares                         4,510,680           3,260,680           3,407,930
     Common stock equivalent shares representing shares
       issuable upon exercise of stock                                        -                   -                   -
                                                                   -------------       -------------     ---------------
     Weighted average number of shares used in calculation of
       diluted income (loss) per share                                4,510,680           3,260,680           3,407,930
                                                                   =============       =============     ===============

     Diluted earnings (loss) per share                             $      (0.04)       $      (0.24)     $        (2.07)
                                                                   =============       =============     ===============

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

4. SEGMENT INFORMATION:

     The Company has identified its segments based upon its geographic operations. These segments are represented by each of the Company's individual legal entities: Digital Power Corporation (DPC), Poder Digital, S.A. de C.V. (PD) and Digital Power Limited (DPL). Segment information is as follows:

                    For the Three Months Ended March 31, 2002

                                   DPC             PD            DPL          Eliminations       Totals
                             --------------   ------------   ------------   --------------   --------------
         Revenues            $   1,260,199    $         -    $   922,650    $           -    $   2,182,849
                             ==============   ============   ============   ==============   ==============

         Intersegment
           Revenues          $                $   239,813    $    98,438    $    (338,251)   $           -
                             ==============   ============   ============   ==============   ==============
         Interest
           Income            $       4,324    $        16    $              $      (1,582)   $       2,758
                             ==============   ============   ============   ==============   ==============
         Interest
           Expense           $       8,245    $       375    $     4,434    $      (1,582)   $      11,472
                             ==============   ============   ============   ==============   ==============
         Income Tax
           Expense           $           -    $         -    $    25,670    $           -    $      25,670
                             ==============   ============   ============   ==============   ==============
         Income
           (loss)            $     (32,371)   $  (192,948)   $    29,445    $           -    $    (195,874)
                             ==============   ============   ============   ==============   ==============

                                                   For the Three Months Ended March 31, 2001

                                   DPC             PD             DPL        Eliminations        Totals
                             --------------   ------------   ------------   --------------   --------------
         Revenues            $   1,959,482    $       698    $ 1,299,167    $           -    $   3,259,347
                             ==============   ============   ============   ==============   ==============

         Intersegment
           Revenues          $           -    $   780,187    $   242,167    $  (1,022,354)   $           -
                             ==============   ============   ============   ==============   ==============
         Interest
           Income            $      11,115    $       190    $     5,833    $      (9,970)   $       7,168
                             ==============   ============   ============   ==============   ==============
         Interest
           Expense           $      14,186    $       227    $     9,970    $      (9,970)   $      14,413
                             ==============   ============   ============   ==============   ==============
         Income Tax
           Expense           $     350,500    $         -    $    17,500    $           -    $     368,000
                             ==============   ============   ============   ==============   ==============
         Income
           (loss)            $    (877,414)   $    35,915    $    60,472    $           -    $    (781,027)
                             ==============   ============   ============   ==============   ==============

                                                      For the Year Ended December 31, 2001

                                   DPC                PD               DPL           Eliminations         Totals
                             --------------   -----------------   --------------   ---------------   ---------------
     Revenues                $   6,475,533    $              -    $   3,854,324    $       -         $   10,329,857
                             ==============   =================   ==============   ===============   ===============
     Intersegment
       Revenues              $           -    $        778,450    $     599,848    $   (1,378,298)   $            -
                             ==============   =================   ==============   ===============   ===============
     Interest
       Income                $      24,350    $            310    $      12,519    $      (24,350)   $       12,829
                             ==============   =================   ==============   ===============   ===============
     Interest
     Expense                 $      56,874    $              -    $      30,937    $      (24,350)   $       63,461
                             ==============   =================   ==============   ===============   ===============
     Depreciation and
       amortization          $     196,555    $        139,526    $     114,671    $            -    $      450,752
                             ==============   =================   ==============   ===============   ===============
     Income Tax
       Expense               $     350,523    $         11,356    $     (62,996)   $             -   $      298,883
                             ==============   =================   ==============   ===============   ===============
     Income
     (loss)                  $  (5,360,730)   $     (1,596,321)   $    (207,140)   $      123,471    $   (7,040,720)
                             ==============   =================   ==============   ===============   ===============
     Expenditures for
       Segment Assets        $     104,257    $          5,424    $      23,600                 -    $      133,281
                             ==============   =================   ==============   ===============   ===============

     Segment Assets          $   6,833,699    $        409,601    $   2,562,562    $   (3,292,803)   $    6,513,059
                             ==============   =================   ==============   ===============   ===============


                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT


To the Stockholders and Board of Directors
Digital Power Corporation and Subsidiaries
Fremont, California


We have reviewed the accompanying consolidated balance sheets of Digital Power Corporation and subsidiaries as of March 31, 2002 and 2001, and related consolidated statements of operations, stockholders' equity, and cash flows for the three month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards established by the American Institute of Certified Public Accountants. A review of interim financial statements consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an examination in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.



HEIN + ASSOCIATES LLP
Certified Public Accountants


Orange, California
May 13, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenues and earnings from operations of the Company. Factors that could cause actual results to differ materially include, in addition to other factors identified in this report, dependence on the computer and other electronic equipment industry, competition in the power supply industry, dependence on the Guadalajara, Mexico facility and manufacturer in China, and other risks factors detailed in the Company's Form 10-KSB for the year ended December 31, 2001. Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

The financial statements included in this report include additional information not otherwise required by regulations of the Securities and Exchange Commission. The Company is providing this additional information in connection with Telkoor Telecom's filings with the securities agencies in Israel.

THREE MONTHS ENDED MARCH 31, 2002, COMPARED TO MARCH 31, 2001

REVENUES
Total revenues decreased by 33.0% to $2,182,849 for the first quarter ended March 31, 2002, from $3,259,347 for the first quarter ended March 31, 2001. Revenues from the Company's United Kingdom's operations of Digital Power Ltd. decreased 29% to $922,650 for the first quarter ended March 31, 2002, from $1,299,167 for the first quarter ended March 31, 2001. Revenues attributed to the United States operations decreased by 36% from the same quarter of the prior year. The decrease in revenues was attributed primarily to the continued softness in the telecommunications industry.

GROSS MARGINS
Gross margins were 24.5% for the three months ended March 31, 2002, compared to 19.2% for the three months ended March 31, 2001. The increase in gross margins can be attributed primarily to utilization of inventory which was fully reserved in the amount of $191,000 and the reversal of accrued cancellation charges of approximately $100,000 which the supplier will not require.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses were 23.1% of revenues for the three months ended March 31, 2002, compared to 22.0% for the three months ended March 31, 2001. In actual dollar terms, these expenses were down 29.7%, while revenues were down 33.0%, resulting in higher expense as a percentage of revenues. Reduced selling, general and administrative expenses can be attributed primarily to a decreased commissions paid and decreased salary for administrative staff by a 20% pay cut beginning in fourth quarter of 2001.

ENGINEERING AND PRODUCT DEVELOPMENT
Engineering and product development expenses were 8.7% of revenues for the three months ended March 31, 2002, and 9.7% for the three months ended March 31, 2001. Actual dollar expenditures were down by 40.3% mainly due to the reduced labor cost by laying off engineers and reducing the cost of outside services.

INTEREST EXPENSE
Interest expense, net of interest income, was $8,714 for the three months ended March 31, 2002, compared to $7,245 for the three months ended March 31, 2001.

LOSS BEFORE INCOME TAXES
For the three months ended March 31, 2002, the Company had a loss before income taxes of $170,204 compared to a loss before income taxes of $413,027 for the three months ended March 31, 2001. Digital Power Limited reported income before income taxes of $55,115 for the three months ended March 31, 2002, compared to an income before income taxes of $77,972 for the three months ended March 31, 2001.

INCOME TAX
Provision for income tax decreased from a $368,000 for the three months ended March 31, 2001, to $25,670 for the first quarter of 2002. Due to the net loss, DPC has no income tax provisions. The $25,670 income tax provision in the first quarter of 2002 was solely for Gresham Power.

NET LOSS
Net loss for the three months ended March 31, 2002, was $195,874 compared to net loss of $781,027 for the three months ended March 31, 2001. Reduced labor expenses resulting from last year's lay off and the increase in our gross margin percentage contributed to our smaller loss.

LIQUIDITY AND CAPITAL RESOURCES
On March 31, 2002, the Company had cash of $1,382,029 and working capital of $1,717,237. This compares with cash of $928,385 and working capital of $5,613,698 at March 31, 2001. The decrease in working capital was primarily due to a net decrease in raw materials generated by a provision for inventory obsolescence and excess of $2,7000,000 and a decrease in accounts receivable and prepaid expenses and increase in accounts payable. Cash provided in operating activities for the Company totaled $284,675 for the three months ended March 31, 2002. Cash used in operating activities for the Company totaled $122,692 for the three months ended March 31, 2001. Cash used in investing activities was $3,864 for the three months ended March 31, 2002, compared to $39,979 for the three months ended March 31, 2001. Net cash used by financing activities was $111,752 for the three months ended March 31, 2002, compared to the net cash provided by financing activities of $434,506 for the three months ended March 31, 2001.

The Company has a $750,000 line of credit with San Jose National Bank ("SJNB"). Due, in part, to a change in business direction at SJNB, the Company and SJNB have agreed to terminate their relationship May 31, 2002. The Company is currently in negotiations with Silicon Valley Bank to seek a new credit facility. No assurance can be given that the Company will successfully enter into a new relationship with Silicon Valley Bank. Because the Company incurred a loss for the quarter ended March 31, 2002, the Company is currently not in compliance with one of its loan covenants with SJNB.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
On April 25, 2002, Celetron USA, Inc. filed a complaint against the Company in the Superior Court of the State of California for the County of Alameda (Case No. 2002-047625). Celetron is alleging breach of contract, among other claims, in connection with the purchase of power supplies by the Company from Celetron. Celetron is seeking damages of approximately $126,000.

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

                                           DIGITAL POWER CORPORATION
                                                   (Registrant)




Date:  May 14 2002                         /s/ David Amitai

                                           David Amitai
                                           Chief Executive Officer
                                           (Principal Executive Officer)



Date:  May 14 2002                         /s/ Uri Friedlander

                                           Uri Friedlander
                                           Chief Financial Officer
                                           (Principal Financial Officer)