Form 10KSB/A
period 2001-12-31
DIGITAL POWER CORP
filed 2002-06-20
CIK 896493

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 FORM 10-KSB/A-1
(Mark One)
         [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  for the fiscal year ended December 31, 2001

         [  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

                            DIGITAL POWER CORPORATION
             (Exact name of registrant as specified in its charter)

              California                                       94-1721931

    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                        Identification No.)

              41920 Christy Street, Fremont, California 94538-3158
                    (Address of principal executive offices)

                                  510-657-2635
                            Issuers Telephone number

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

DOCUMENTS INCORPORATED BY REFERENCE
None

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION 16(B) OF THE EXCHANGE ACT.

     The following are the current directors of the Board of Directors and executive officers of the Company as of March 31, 2002.

              Name                        Age      Since           Position

     Ben-Zion Diamant                     52        2001       Chairman of the Board

     David Amitai                         59        2001       President and Chief Executive Officer
                                                               (since October 2001) and Director

     Robert O. Smith                      57        1989       Director, Former President and Chief
                                                               Executive Officer

     Mark L. Thum                         52        2001       Director

     Josef Berger                         51        2002       Director

     Uri Friedlander                      39        2001       Chief Financial Officer

                                    Directors

     The following is a brief description of the business background of Digital Power Corporation's current Directors:

Ben-Zion Diamant                               Chairman of the Board since 2001

     Mr. Diamant, age 52, has been the Chairman of the Board of Telkoor Telecom Ltd., which designs and manufactures power supplies, since 1994. From 1992-1994, Mr. Diamant was a partner and business development manager. From 1989 to 1992, Mr. Diamant was a partner and manager of Rotel Communication. Mr. Diamant was also a senior officer in the Israel Air Force. He earned his BA in Political Science from Bar-Ilan University.

 David Amitai                                               Director since 2001

     Mr. Amitai, age 59, is the President and Chief Executive Officer of Telkoor Telecom Ltd. and its subsidiary Telkoor Power Supplies. Mr. Amitai has held both positions since 1994. Prior to working for Telkoor Telecom Ltd., Mr. Amitai was the founder and General Manager of Tadiran's Microelectronics Division from 1978 to 1989 and the Director of Material and Logistics of Tradiran from 1989 to 1994. Mr. Amitai held positions in engineering and manufacturing at the California base semiconductor companies: Monolithic Memories (MMI) and National

Semiconductor. Mr. Amitai earned his engineering degree from California State University at San Jose, California.

Mark L. Thum                                                Director since 2001

     Mr. Thum, age 52, is currently Vice President of International Business Development for BAE Systems Information and Electronic Warefare System (formerly Sanders, a Lockheed Martin company, and formerly Loral Electronics Systems). Mr. Thum joined then Loral Electronic Systems in 1993. From 1971 to 1993, Mr. Thum worked for Germane Aerospace Corporation. From 1989 to 1993, he was a director of Airborne Early Warning Aircraft International Programs. Mr. Thum holds a B.E. in Engineering Science from State University of New York at Stony Brook and a M.S. in Management Engineering from Long Island University.

Robert Smith                                                Director since 1989

     Mr. Smith, age 57, has served as a Director of the Company since 1989. Since 2001, he has served as a consultant to the Company. Mr. Smith served as Chief Executive Officer from 1989 to 2001, President where he served from 1996 to 2001 and Chairman of the Board where he served from 1999 to 2001. From 1980 to 1989, he served as Vice President/Group Controller of Power Conversion Group, General Manager of Compower Division, and President of Boschert, a subsidiary of Computer Products, Inc., a manufacturer of power conversion products and industrial automation systems. Mr. Smith received his B.S. in Business Administration from Ohio University and has completed course work at the M.B.A. program at Kent State University.

Josef Berger                                                Director since 2001

     Dr. Berger, age 51, has served as a Director of the Company since 2002. Dr. Berger is President and Chief Executive Officer of CALY Networks, a company that markets and supports Internet access solutions, which he founded in 1998. From 1988 to 1997, Dr. Berger was a Director of Harmonic Inc., which provides broadband solutions to deliver video, voice and data to communication providers. Dr. Berger holds a doctorate in Physics from Technion Israel Institute of Technology University.

                               Executive Officers

     The following is a brief description of the business background of the Company's officers. There are no family relationships between any of the directors and officers.

         David Amitai - see Directors above.

Uri Friedlander                                              Officer since 2001

     Mr. Friedlander, age 39, is the financial officer of Telkoor Telecom Ltd and its subsidiaries since 1997, and Chief Financial Officer of Digital Power since November 2001. From 1991 to 1996 Mr. Friedlander was a controller of International Technology Lasers Ltd and Quality Power Supplies Ltd, members of Clal Electronics Group. From 1986 until 1990 served as auditor for lyoboshitz Kasirer (today Arthur Andersen) Public Accountants. Mr. Friedlander received a B.A. degree in Accounting and Economics from Tel - Aviv University.

        Compliance with Section 16 of the Securities Exchange Act of 1934

     Section 16(a) of the Exchange Act requires our executive officers and directors to file reports of ownership and changes in ownership of our common stock with the SEC. Executive officers and directors are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3, 4 and 5 delivered to the Securities and Exchange Commission ("Commission"), directors and officers of the Company timely filed all required reports pursuant to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.  EXECUTIVE COMPENSATION.

This table lists the aggregate cash compensation paid in the past three years for all services of the named executive officers of the Company.

                           SUMMARY COMPENSATION TABLE


                                                                                       Long Term Compensation

                                       Annual Compensation                       Awards                   Payouts


                                                                        Restricted      Securities          LTIP       All Other
       Name and                                   Other Annual            Stock         Underlying         Payouts     Compensation
  Principal Position     Year        Salary       Compensation          Award(s) ($)    Options (#)          ($)
                                                      ($)

David Amitai,            2001      $   0              $0                   $0            200,000(2)          $0             (1)
President and Chief
Executive Officer

Robert O. Smith,         2001      $125,851           $0                   $0            100,000             $0             $0
former                   2000      $200,000           $0                   $0            100,000(4)          $0             $0
President and Chief      1999      $134,038(3)        $0                   $0            100,000(4)          $0             $0
Executive Officer

Chris Schofield          2001
Former Managing          2000      $105,927           $0                   $0             25,000(5)          $0             $0
Director, Digital        1999      $ 95,726           $0                   $0             60,000             $0             $0
Power Limited(6)

     (1) For the year ended December 31, 2001, Mr. Amitai received no salary. However, the Company pays for Mr. Amitai's rent and automobile expenses in the form of a loan. As of December 31, 2001, the amount of the loan was $14,427.53. It is anticipated that Mr. Amitai will enter into a compensation agreement with the Company in 2002.

     (2) Represents options to purchase 200,000 shares of common stock at $0.70 per share.

     (3) Pursuant to Mr. Smith's employment contract, during 1999, Mr. Smith was entitled to receive $200,000 per annum. Due to the financial condition of the Company, Mr. Smith only received $134,038 during 1999.

     (4) Pursuant to his employment contract, Mr. Smith is entitled to receive options to acquire 100,000 shares of common stock at the beginning of each year. The exercise price is equal to the lower of market value as of the first business day of the year or the average closing price for the first six months of each year of his contract. The exercise price for year 2001 was $1.50; year 2000 was $1.5625 and for year 1999 the exercise price was $1.875.

     (5) Represents options to acquire 25,000 shares of common stock at $1.5625 per share.

     (6)  On December 31, 2001, Mr. Schofield resigned from the Company.


                       Options Grants in Last Fiscal Year

     The following table provides information relating to stock options granted to our executive officer during the year ended December 31, 2001.

                                Individual Grants

                      Number of   Percent of Total
                     Securities    Options Granted
                     Underlying    to Employees in
                   Options Granted   Fiscal Year     Exercise Base   Expiration Date
       Name                                           Price ($/sh)
       ----                                           ------------
David Amitai           200,000          36.6%             0.70          12/10/11
Robert O. Smith        100,000          27.3%           $1.5625          1/2010
Chris Schofield        25,000           6.8%            $1.5625          1/2010

       Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End
                                  Option Values

     There were no options exercised during the year ended December 31, 2001 by executive officers.

                         Ten-Year Options/SAR Repricings

     There were no repricing of options for the fiscal year ended December 31, 2001.

             Long-Term Incentive Plans - Awards in Last Fiscal Year

     There were no awards made to the named executive officer under any long-term incentive plan during the year ended December 31, 2001.

Directors Compensation

     All directors who are not employees of the Company are paid $10,000 per annum paid quarterly on a pro rata basis and granted options to purchase 10,000 shares of common stock vesting upon completion of one year of service.

Employment Agreements

     On November 16, 2002, Mr. Smith entered into an consulting agreement with the Company for a period of three years, for which Mr. Smith will receive $100,000 per year and the right to receive options to purchase 100,000 shares of common stock for each year.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table shows the amount of our common stock (AMEX Symbol: DPW) beneficially owned (unless otherwise indicated) by each shareholder known by us to be the beneficial owner of more than 5% of our common stock, by each of our executive officers and directors and the executive officers and directors as a group. As of March 31, 2002, there were 4,510,680 shares of common stock outstanding. Except as otherwise indicated, all information is as of March 31, 2002. Unless indicated otherwise, the address of all shareholders listed is Digital Power Corporation, 41920 Christy Street, Fremont, California 94538.


                                                          Shares Beneficially
                                                               Owned(1)
Name  & Address of Beneficial Owner                  Number             Percent

Telkoor Telecom Ltd.                                 3,150,000(2)        49.1%
5 Giborei Israel
Netanya 42293
Israel

Ben-Zion Diamant                                     3,350,000(3)        50.7%
David Amitai                                         3,350,000(3)        50.7%

Robert O. Smith                                        435,000(4)         8.8%

Josef Berger                                            10,000(5)          *

Mark L. Thum                                            10,000(5)          *

All directors and executive officers as a group       4,005,000(6)        55.1%
(6 persons)

Footnotes to Table

*     Less than one percent.

(1) Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.
(2)  Includes warrants to purchase 1,900,000 shares exercisable  within 60 days.
(3) Mr. Diamant and Mr. Amitai each serve as directors of Telkoor Telecom. Includes 3,150,000 shares of common stock beneficially owned by Telkoor Telecom, which may also be deemed beneficially owned by each Mr. Diamant and Mr. Amitai. Also includes options to purchase 200,000 shares of common stock granted to both Messr. Diamant and Amitai.
(4)  Represents  435,000  shares  subject to options exercisable within 60 days.
(5)  Represents  options to purchase  shares of common stock.
(6) Includes warrants to purchase 1,900,000 shares of common stock and options to purchase 855,000 shares of common stock also including 1,250,000 shares attributed to Telkor Telecom.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On November 16, 2001, the Company sold Telkoor Telecom Ltd. (i) 1,250,000 shares of common stock (ii) a warrant to purchase an additional 900,000 shares of common stock at $1.25 per share; and (iii) a warrant to purchase an additional 1,000,000 shares of common stock at $1.50 per share for the aggregate purchase price of $1,250,000. The 900,000 share warrant will expire sixty (60) days after the Company files its Form 10-KSB for the year ending December 31, 2002 and the 1,000,000 share warrant will expire on December 31, 2003. Our Chairman, Mr. Diamant owns 34.03% and our President and Chief Executive Officer, Mr. Amitai owns 33.99% of the outstanding shares of Telkoor Telecom Ltd.

     On November 16, 2001, Mr. Smith entered into a consulting agreement with the Company and agreed to terminate his prior employment agreement which would have granted him a severance of $1,200,000, upon the purchase of shares by Telkoor Telecom Ltd. Under the consulting agreement, Mr. Smith will receive $100,000 and options to purchase 100,000 shares of common stock each year for three (3) years.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

         a)       Exhibits

         None

         b)    Reports on Form 8-K

     The following report on Form 8-K was filed during the last quarter of the period covered by this report:

         Date of Report Item Reported

         November 16, 2001          Change in Control of the Company

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amendment number 1 to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DIGITAL POWER CORPORATION,
                                        a California Corporation



Dated:  May 8, 2002                     /s/ David Amitai

                                        David Amitai, President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)