Form 10QSB
period 2002-06-30
DIGITAL POWER CORP
filed 2002-08-14
CIK 896493

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB



         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended
                   June 30, 2002

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Number of shares of common stock outstanding as of June 30, 2002: 4,510,680

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                                     JUNE 30,                     DECEMBER 31,
                                                                             2002                2001                 2001
                                                                             ________________________            ______________
                                                                                   (Unaudited)                        **
                                                                                                                      --
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                         $      1,022,335    $        765,144    $      1,242,900
     Accounts receivable, net of allowance for doubtful accounts of
     $284,318, $322,815 and $370,000 at June 30, 2002 and 2001, and
     December 31, 2001 respectively                                           1,987,374           1,824,550           2,203,664
     Income tax refund receivable                                                20,609              29,200              72,388
     Other receivables                                                           85,758              74,963              91,971
     Inventories, net                                                         1,583,776           2,522,104           1,999,168
     Prepaid expenses and deposits                                              100,358             112,410              47,534
                                                                              ---------           ---------           ---------
         Total current assets                                                 4,800,210           5,328,371           5,657,625

PROPERTY AND EQUIPMENT, net                                                     715,107             996,089             820,318

OTHER ASSETS                                                                     29,432              37,141              35,116
                                                                              ---------           ---------           ---------

TOTAL ASSETS                                                           $      5,544,749   $       6,361,601     $     6,513,059
                                                                       ================   =================     ================


                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable                                                    $          -         $        850,000    $        652,261
     Current portion of capital lease obligation                                36,588               35,193              35,856
     Accounts payable                                                        1,473,137            1,664,521           1,590,830
     Accrued liabilities                                                     1,442,061            1,693,095           1,510,719

         Total current liabilities                                           2,951,786            4,242,809           3,789,666

CAPITAL LEASE OBLIGATIONS, less current portion                                  7,623               40,823              24,376
OTHER LONG TERM LIABILITIES                                                     12,488               15,485              13,607
                                                                             ---------             --------           ---------

         Total liabilities                                                   2,971,897            4,299,117           3,827,649
                                                                             ---------            ---------         -----------

SHAREHOLDERS' EQUITY:
  Preferred stock issuable in series, no par value; 2,000,000 shares
    authorized, no shares issued and outstanding                               -                     -                   -
  Common stock, no par value, 10,000,000 shares authorized;
    4,510,680 3,260,680 and 4,510,680 shares issued and outstanding at June 30, 2002 and 2001 and December 31, 2001, respectively
                                                                            11,036,251            9,786,251          11,036,251
     Additional paid-in capital                                                733,256              733,256             733,256
     Accumulated deficit                                                    (8,961,918)          (8,071,053)         (8,771,654)
     Accumulated other comprehensive loss                                     (234,737)            (385,970)           (312,443)
                                                                            -----------          -----------         -----------
         Total shareholders' equity                                          2,572,852            2,062,484           2,685,410
                                                                            -----------          -----------         -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $      5,544,749     $      6,361,601    $      6,513,059
                                                                      ================     ================    ================

** Condensed from December 31, 2001 audited financial statements included in the Company's Form 10-KSB

See accompanying notes to these condensed consolidated financial statements.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                      FOR THE THREE                         FOR THE SIX                FOR THE YEAR
                                                       MONTHS ENDED                        MONTHS ENDED                    ENDED
                                                         JUNE 30,                             JUNE 30,                 DECEMBER 31,
                                            ________________________________________________________________________________________

                                                 2002                  2001             2002                 2001             2001
                                            ________________________________________________________________________________________
                                                       (unaudited)                          (unaudited)                     **

REVENUES                                    $    2,358,100    $      2,489,748    $   4,540,949    $      5,749,095  $    10,329,857
COST OF GOODS SOLD                               1,637,234           6,105,266        3,284,498           8,737,517       11,939,985
                                             -------------           ---------        ---------           ---------       ----------
     Gross margin (loss)                           720,866          (3,615,518)       1,256,451          (2,988,422)     (1,610,128)
                                             -------------           ---------        ---------           ---------       ----------
OPERATING EXPENSES
     Research and development                      183,383             313,729          372,809             631,076        1,065,872
     Marketing and selling                         268,996             222,805          522,116             477,487          863,898
     General and administrative                    278,554             509,370          528,655             970,219        2,177,611
     Impairment of goodwill                        -                   948,263           -                  948,263          946,263
                                             -------------           ---------        ---------           ---------        ---------

         Total operating expenses                  730,933           1,994,167        1,423,580           3,027,045        5,053,644
                                             -------------           ---------        ---------           ---------

LOSS FROM OPERATIONS                               (10,067)         (5,609,685)        (167,129)         (6,015,467)     (6,663,772)

OTHER INCOME (EXPENSE)
     Interest income                                25,940               2,748           28,698               9,916           12,829
     Interest expense                               (5,906)            (17,386)         (17,378)            (31,799)        (63,461)
     Other income (expense)                          9,689                                9,689              -               (4,364)
     Loss on disposal of assets                    -                   (22,769)  -       (4,428)            (22,769)        (23,069)
                                              ------------            ---------        --------           ---------       ---------

         Other income (expense)                     29,723             (37,407)          16,581             (44,652)        (78,065)
                                              ------------            ---------        --------           ---------       ----------
INCOME (LOSS) BEFORE INCOME TAXES                   19,656          (5,647,092)        (150,548)         (6,060,119)     (6,741,837)

INCOME TAX PROVISION                                14,046             (88,000)          39,716             280,000          298,883
                                              ------------            ---------        --------           ---------       ----------

NET INCOME (LOSS)                           $        5,610    $     (5,559,092)   $    (190,264)    $    (6,340,119)   $ (7,040,720)
                                            ==============    =================   ==============    ================   =============

     Basic net income (loss) per share      $         0.01    $         (1.70)    $       (0.04)    $         (1.94)   $      (2.07)
                                            ==============    =================   ==============    ================   =============

     Diluted net income (loss) per share    $         0.01    $         (1.70)    $       (0.04)    $         (1.94)    $     (2.07)
                                            ==============    =================   ==============    ================   =============

** Condensed from December 31, 2001 audited financial statements included in the Company's Form 10-KSB

See accompanying notes to these condensed consolidated financial statements.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY





                                                                                            ACCUMULATED
                                                              ADDITIONAL                       OTHER       TOTAL
                                         COMMON STOCK          PAIN-IN      ACCUMULATED    COMPREHENSIVE SHAREHOLDERS' COMPREHENSIVE
                                      SHARES       AMOUNT      CAPITAL        DEFICIT         (LOSS)       EQUITY         (LOSS)
                                      ___________________     __________    ___________    _____________  ____________ _____________

BALANCES, January 1, 2001           3,260,680   $ 9,786,251   $ 733,256   $ (1,730,934)   $  (247,299)   $  8,541,274

   Issuance of common stock to
     Telkoor Telecom, Ltd pursuant
     to investment agreement
                                    1,250,000     1,250,000        -             -               -          1,250,000
   Comprehensive loss:
     Net loss                            -             -           -        (7,040,720)          -        (7,040,720)   $(7,040,720)
     Foreign currency translation
      adjustment                         -             -           -             -            (65,144)       (65,144)       (65,144)
                                                                                                                        -----------
   Total comprehensive loss              -             -           -             -               -               -      $(7,105,864)
                                    ---------    ----------      -------    ---------        ---------      ---------   ===========
BALANCES, December 31, 2001         4,510,680    11,036,251      733,256    (8,771,654)       (312,443)     2,685,410
   Comprehensive loss:
   Net loss                              -             -            -        (190,264)                      (190,264)   $  (190,264)
     Foreign currency translation
      adjustment                         -             -            -            -              77,706          77,706       77,706
                                                                                                                        -----------
   Total comprehensive loss              -             -            -            -               -                -     $  (112,558)
                                    ---------   -----------    ----------   -----------    -----------   ------------
BALANCES, June 30, 2002             4,510,680   $11,036,251    $  733,256   $(8,961,918)   $ (234,737)   $  2,572,852
                                    =========   ===========    ==========   ===========    ===========   ============


BALANCES, April 1, 2002             4,510,680    11,036,251       733,256    (8,967,528)     (342,373)      2,459,606
   Comprehensive loss:
   Net income                            -             -              -           5,610          -              5,610   $      5,610
     Foreign currency translation
      adjustment                         -             -              -           -            107,636        107,636        107,636
                                                                                                                         -----------
   Total comprehensive income            -             -              -           -              -                -     $    113,246
                                    ----------   -----------    ----------   -----------       ---------   -----------    ==========
 BALANCES, June 30, 2002             4,510,680   $11,036,251    $  733,256   $(8,961,918)      (234,737)   $ 2,572,852
                                    ==========   ===========    ==========   ===========       =========   ===========


See accompanying notes to these condensed consolidated financial statements.





                                                                                         ACCUMULATED
                                                             ADDITIONAL                    OTHER           TOTAL
                                       COMMON STOCK           PAID-IN    ACCUMULATED    COMPREHENSIVE  SHAREHOLDERS'  COMPREHENSIVE
                                    SHARES       AMOUNT       CAPITAL      DEFICIT         (LOSS)         EQUITY         (LOSS)
                                  _______________________   __________  _____________  ______________ ______________   ____________
BALANCES, January 1, 2001         3,260,680   $ 9,786,251   $  733,256  $ (1,730,934)  $ (247,299)    $   8,541,274
   Comprehensive loss:
   Net loss                           -            -              -       (6,340,119)         -         (6,340,119)   $  (6,340,119)
     Foreign currency translation
      adjustment                      -            -              -             -        (138,671)        (138,671)        (138,671)
                                                                                                                      -------------
   Total comprehensive loss           -            -              -             -             -                -      $  (6,478,790)
                                  ---------   -----------    ---------  -------------  ----------     -------------   ==============
BALANCES, June 30, 2001           3,680,680   $ 9,786,251    $ 733,256  $ (8,071,053)  $ (385,970)    $   2,062,484


BALANCES, April 1, 2001           3,680,680   $ 9,786,251    $ 733,256  $ (2,511,961)  $ (397,156)    $   7,610,390
   Comprehensive loss:
   Net loss                            -            -              -      (5,559,092)         -         (5,559,092)   $  (5,559,092)
     Foreign currency translation
      adjustment                       -            -              -            -           11,186           11,186           11,186
                                                                                                                      -------------
   Total comprehensive loss            -            -              -            -             -                 -     $  (5,547,906)
                                  ---------   -----------    ---------  -------------  -----------    -------------   =============
BALANCES, June 30, 2001           3,680,680   $ 9,786,251    $ 733,256  $ (8,071,053)  $ (385,970)    $   2,062,484
                                  =========   ===========    =========  =============  ===========    =============

See accompanying notes to these condensed consolidated financial statements.

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS






                                                   FOR THE THREE             FOR THE SIX              FOR THE YEAR
                                                   MONTHS ENDED              MONTHS ENDED                ENDED
                                                     JUNE 30,                  JUNE 30,               DECEMBER 31,


                                               2002       2001            2002          2001            2001
                                          __________________________   _________________________  _________________

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                     $  5,610   $ (5,559,092)  $  (190,264)  $ (6,340,119)   $ (7,040,720)
     Adjustments to reconcile net loss to
     net cash provided by (used in)
     operating activities:
        Depreciation and amortization        73,707          89,308       159,280        216,590         450,752
        Loss on disposal of assets            4,428          22,769         4,428         22,769          23,069
        Deferred income taxes                   -             (124)           -          349,522         334,037
                                                -          (40,000)
        Warranty Expense                                                      -         (40,000)
        Increase in provision for inventory
           obsolescence                         -         3,250,560           -        3,250,560       2,714,941
        Allowance for doubtful accounts     (99,812)       (91,397)      (85,682)       (91,397)         158,130
        Impairment of goodwill                  -           946,263           -          946,263         946,263
        Severance accrual                       -           658,000           -          658,000        658,000



     Changes in operating assets
     and liabilities:
        Accounts receivable                  56,398         699,603       301,972      1,522,929          894,288
        Income tax refund receivable       (15,281)                         6,213        150,000          106,812
        Other receivables                   106,654          20,886        51,779         15,491          (1,517)
        Inventories                          34,308        (408,800)      415,392      (629,000)          364,709
        Prepaid expenses and deposits      (62,952)           85,071     (52,824)        101,288          166,164
        Other assets                          2,362            (869)        5,684        (8,590)          (6,565)
        Accounts payable                     49,168          291,216    (117,693)      (284,662)        (358,353)
        Accrued liabilities                 (9,461)         (95,670)     (68,658)       (94,612)        (252,177)
        Other long-term liabilities         (1,298)                       (1,121)          -               13,607
                                           --------        ---------      -------      ---------        ---------
              Net cash provided by (used
              in) operating activities    $ 143,831         $(132,276)   $ 428,506     $(254,968)      $  (828,560)
                                           --------        ---------      -------      ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment    (54,632)         (34,528)     (58,496)       (74,507)        (133,281)
     Proceeds from sale of assets              -               5,758         -             5,758            5,876
                                           --------        ---------     --------       --------        ---------
              Net cash (used in) investing (54,632)         (28,770)     (58,496)       (68,749)        (127,405)
                                           --------        ---------     --------       --------        ---------

                                   (Continued)

                   DIGITAL POWER CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                         FOR THE THREE                         FOR THE SIX              FOR THE YEAR
                                                         MONTHS ENDED                          MONTHS ENDED                ENDED
                                                            JUNE 30                              JUNE 30,               DECEMBER 31,


                                                      2002               2001               2002           2001            2001
                                                   ___________________________           _______________________        ___________

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds received (payments made) on
      notes payable                                  (552,290)                             (652,260)      450,000            252,261
   Principal payments on capital lease
      obligations                                      (4,239)           (13,381)           (16,021)      (28,875)          (44,659)
   Investment from Telkoor Telecom, Ltd.                 -                   -                 -              -            1,250,000
                                                     --------            --------          ---------      ---------        --------
     Net cash provided by (used in)                  (556,529)           (13,381)          (668,281)       421,125         1,457,602
                                                     --------            --------          ---------      ---------        ---------
financing activities

EFFECT OF EXCHANGE RATE CHANGES ON CASH
                                                      107,636             11,186            77,706       (138,671)          (65,144)
                                                      --------           --------          ---------      ---------        --------

NET CHANGE IN CASH AND CASH EQUIVALENTS
                                                     (359,694)          (163.241)         (220,565)      (41,263)           436,493
                                                     --------            --------          ---------      ---------        ---------


CASH AND CASH EQUIVALENTS, beginning of
period                                              1,382,029            928,385          1,242,900        806,407           806,407
                                                    --------            --------          ---------      ---------        ---------
CASH AND CASH EQUIVALENTS, end of period
                                             $      1,022,335   $        765,144   $      1,022,335   $    765,144        $1,242,900
                                             ================   ================   ================    ===========        ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash payments for:
     Interest                                $          3,268   $         17,081   $         17,081   $     19,093        $   67,009
                                             ================   ================   ================    ===========        ==========
     Income taxes                            $           -      $          -       $       -          $       -           $   97,918
                                             ================   ================   ================    ===========        ==========

                                  (Continued)

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


     In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at June 30, 2002 and 2001, the results of operations, statement of shareholders' equity and cash flows for the three and six months then ended. The results for the period ended June 30, 2002, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2002.

2.   SIGNIFICANT ACCOUNTING POLICIES:

     The significant accounting policies applied in the preparation of these financial statements are identical to those followed in the preparation of the latest annual financial statements.

3.   EARNINGS PER SHARE

     The following represents the calculation of income (loss) per share:


                                              FOR THE THREE MONTHS                FOR THE SIX MONTHS            FOR THE YEAR
                                                     ENDED                               ENDED                      ENDED
                                                    JUNE 30,                           JUNE 30,                 DECEMBER 31,
                                            2002               2001            2002                2001             2001


            BASIC & DILUTED
   Net income (loss)                   $        5,610     $ (5,559,092)    $    (190,264)      $  (6,340,119)  $    (7,040,720)
   Less: Preferred stock dividends             -                  -               -                    -              -

   Net income (loss) applicable to
   common shareholders                 $        5,610     $ (5,559,092)    $    (190,264)      $  (6,340,119)  $    (7,040,720)

   Weighted average number of common
   shares                                   4,510,680         3,260,680         4,510,680           3,260,680         3,407,930

   Basic income  (loss) per share      $         0.01       $    (1.70)    $       (0.04)       $      (1.94)   $        (2.07)



   Diluted income (loss) per share     $       0.01       $      (1.70)    $       (0.04)       $       (1.94)   $         (2.07)



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

                    For the Three Months Ended June 30, 2002

                                    DPC                PD                DPL          Eliminations          Totals


        Revenues             $      1,423,606    $                $        934,494   $       -        $      2,358,100

                                                 -
        Intersegment
          Revenues           $        114,786    $       256,009  $       -          $      (370,795) $       -

        Interest
          Income             $          3,178    $             6  $         25,303   $        (2,547) $         25,940

        Interest
          Expense            $          4,800    $           375  $          3,278   $        (2,547) $          5,906

        Income Tax
          Expense            $       -           $       -        $         14,046   $       -        $         14,046

          Net income (loss)
                             $         86,609    $      (150,215) $         69,216   $       -        $          5,610


                                                    For the Three Months Ended June 30, 2001

                                    DPC                PD                DPL          Eliminations          Totals

         Revenues            $      1,431,631    $           427  $      1,057,690   $       -        $      2,489,748


         Intersegment
           Revenues          $        193,637    $       630,981  $            880   $      (825,498) $       -

         Interest
           Income            $          7,201    $           478  $          1,364   $        (6,295) $          2,748

         Interest
           Expense           $         17,221    $           165  $          6,295   $        (6,295) $         17,386

         Income Tax
           Expense
           (benefit)         $       -           $       -        $        (88,000)  $       -        $        (88,000)

         Net income
           (loss)            $     (5,368,042)   $        25,369  $       (216,419)  $       -        $     (5,559,092)




                     For the Six Months Ended June 30, 2002

                                    DPC                PD                DPL          Eliminations          Totals


         Revenues            $      2,585,367    $       -        $      1,955,582   $       -        $      4,540,949

         Intersegment
           Revenues          $        213,224    $       495,822  $       -          $      (709,046) $       -

         Interest
           Income            $          7,502    $            22  $         24,553   $        (3,379) $         28,698

         Interest
           Expense           $         13,045    $       -        $          7,712   $        (3,379) $         17,378

         Income Tax
           Expense           $       -           $       -        $         39,716   $       -        $         39,716

         Net income
                (loss)       $         54,237    $      (343,162) $         98,661   $       -        $       (190,264)


                                                     For the Six Months Ended June 31, 2001

                                    DPC                PD                DPL          Eliminations          Totals

         Revenues            $      3,391,113    $         1,125  $      2,356,857   $       -        $      5,749,095


         Intersegment
           Revenues          $        435,824    $     1,411,148  $            880   $    (1,847,852) $       -

         Interest
           Income            $         18,316    $           668  $          7,197   $       (16,265) $          9,916

         Interest
           Expense           $         31,407    $           392  $         16,265   $       (16,265) $         31,799

         Income Tax
           Expense           $        350,500     $            -  $        (70,500)  $       -        $        280,000

         Net income
           (loss)            $     (6,245,456)   $        61,284  $       (155,947)  $       -        $     (6,340,119)




                                                      For the Year Ended December 31, 2001

                                    DPC                PD               DPL           Eliminations          Totals

     Revenues                $      6,475,533    $       -        $      3,854,324  $       -         $     10,329,857

     Intersegment
       Revenues              $       -           $       778,450  $        599,848  $     (1,378,298) $       -

     Interest
       Income                $         24,350    $           310  $         12,519  $        (24,350) $         12,829

     Interest
     Expense                 $         56,874    $       -        $         30,937  $        (24,350) $         63,461

     Depreciation and
       amortization          $        196,555    $       139,526  $        114,671  $       -         $        450,752

     Income Tax
       Expense               $        350,523    $        11,356  $        (62,996) $       -         $        298,883

     Net income
     (loss)                  $     (5,360,730)   $    (1,596,321) $       (207,140) $        123,471  $     (7,040,720)

     Expenditures for
       Segment Assets        $        104,257    $         5,424  $         23,600          -         $        133,281


     Segment Assets          $      6,833,699    $       409,601  $      2,562,562  $     (3,292,803) $      6,513,059


                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT


To the Shareholders and Board of Directors
Digital Power Corporation and Subsidiaries
Fremont, California


We have reviewed the accompanying consolidated balance sheets of Digital Power Corporation and subsidiaries as of June 30, 2002 and 2001, and related consolidated statements of operations, shareholders' equity, and cash flows for the three and six month periods then ended. These financial statements are the responsibility of the Company's management.

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


Orange, California
August 13, 2002

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenues and earnings from operations of the Company. Factors that could cause actual results to differ materially include, in addition to other factors identified in this report, dependence on the computer and other electronic equipment industry, competition in the power supply industry, dependence on the Guadalajara, Mexico facility and manufacturer in China, and other risks factors detailed in the Company's Form 10-KSB for the year ended December 31, 2001. Readers of this report are cautioned not to put undue reliance on "forward looking" statements, which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

The financial statements included in this report include additional information not otherwise required by regulations of the Securities and Exchange Commission. The Company is providing this additional information in connection with Telkoor Telecom Ltd.'s filings with the securities agencies in Israel.

THREE AND SIX MONTHS PERIODS ENDED JUNE 30, 2002, COMPARED TO JUNE 30, 2001

REVENUES

Revenues decreased by 5.3% to $2,358,100 for the three months ended June 30, 2002, from $2,489,748 for the second quarter ended June 30, 2001. Revenues from the Company's United Kingdom's operations of Digital Power Ltd. decreased 11.6% to $934,494 for the second quarter ended June 30, 2002, from $1,057,690 for the second quarter ended June 30, 2001.

For the six months ended June 30, 2002, revenues decreased by 21.0% to $4,540,949 from $5,749,095 for the six months ended June 30, 2001. For the six months ended June 30, 2002, Digital Power Ltd. contributed $1,955,582 to the Company's revenues compared to $2,356,857 for the six months ended June 30, 2001. The decrease in revenues was attributed primarily to the continued softness in the telecommunications industry.

GROSS MARGINS

Gross margins were 30.6% for the three months ended June 30, 2002, compared to (145.2)% for the three months ended June 30, 2001. Gross margins were 27.7% for the six months ended June 30, 2002, compared to (52)% for the six months ended June 30, 2001. The increase in gross margins can be primarily attributed to the provision for inventory obsolescence of $3,250,560 during three months ended
June 30, 2001, reduced labor costs from the lay off of employees in PD at Guadalajara Mexico in 2001 and implementation of a more sophisticated inventory control. Also contributing to the increase in gross margins for the three months ended June 30, 2002 was the reversal of $102,214 in accrued cancellation charges. The reversal of this accrual was due in part to the recent resumption of the sale of products to a customer who had previously cancelled his purchase order.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were 23.2% of revenues for the three months ended June 30, 2002, compared to 29.4% for the three months ended

June 30, 2001. In actual dollar, these expenses were down 25.2%, while revenues were down 5.3%. Selling, general and administrative expenses were 23.1% of revenues for the six months ended June 30, 2002, compared to 25.2% for the six months ended June 30, 2001. Reduced selling, general and administrative expenses can be attributed primarily to a decreased commissions paid and a reduction in salary for administrative staff due to a 20% pay cut beginning in fourth quarter of 2001.


ENGINEERING AND PRODUCT DEVELOPMENT

Engineering and product development expenses were 7.8% of revenues for the three months ended June 30, 2002, and 12.6% for the three months ended June 30, 2001. Engineering and product development expenses were 8.2% of revenues for the six months ended June 30, 2002, compared to 11.0% for the six months ended June 30, 2001. Actual dollar expenditures decreased $130,346 from $313,729 for the three months ended June 30, 2001 to $183,383 for the three months ended June 30, 2002 and decreased $258,267 from $631,076 for the six months ended June 30, 2001 to $372,809 for the six months ended June 30, 2002. The decreases in engineering and product development expenses are mainly due to the reduced labor cost from the lay of an engineer and reducing the cost of outside services.

INTEREST EXPENSE

Interest expense was $5,906 for the three months ended June 30, 2002, compared to $17,386 for the three months ended June 30, 2001. Interest expense, was $17,378 for the six months ended June 30, 2002 compared to $31,799 for the six months ended June 30, 2001. The decrease in interest expense is primarily due to reduced average borrowing balance on the Company line of credit, and replacement of Digital Power Ltd. receivables financing with a bank line of credit with a more favorable interest rate. Also, at the end of June 2002, the balance of the line of credit with San Jose National Bank had been paid off.

INCOME (LOSS) BEFORE INCOME TAXES

For the three months ended June 30, 2002, the Company had an income before income taxes of $19,656 compared to a loss before income taxes of $5,647,092 for the three months ended June 30, 2001. For the six months ended June 30, 2002, the Company had a loss before income taxes of $150,548 compared to loss before income taxes of $6,060,119 for the six months ended June 30, 2001. As mentioned below, reduced labor expenses resulting from last year's lay off and the increase in our gross margin percentage contributed to our income.

INCOME TAX

Provision for income tax increased from an income tax benefit of $88,000 for the three months ended June 30, 2001, to $14,046 for the second quarter of 2002. Due to the net loss, DPC has no income tax provisions. The $14,046 income tax provision in the second quarter of 2002 was solely for DPL. Provision for income tax decreased from $280,000 for the six months ended June 30, 2001 to $39,716 for the six months ended June 30, 2002. A write off of a deferred asset of $350,523 was included in the provision for income tax in the first quarter of 2001.

NET INCOME (LOSS)

Net income for the three months ended June 30, 2002, was $5,610 compared to net loss of $5,559,092 for the three months ended June 30, 2001. Net loss for the six months ended June 30, 2002, was $190,264, compared to a net loss of $6,340,119 for the six months ended June 30, 2001. Reduced labor expenses resulting from last year's lay off and the increase in our gross margin percentage contributed to our income.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2002, the Company had cash of $1,022,335 and working capital of $1,848,424. This compares with cash of $765,144 and working capital of $1,085,562 at June 30, 2001. The increase in working capital was primarily due to an increase in accounts receivable and cash and a decrease in current liabilities. Cash provided by operating activities for the Company totaled $428,506 for the six months ended June 30, 2002. Cash provided in operating activities for the Company totaled $254,968 for the six months ended June, 2001. Cash used in investing activities was $58,496 for the six months ended June 30, 2002, compared to $68,749 for the six months ended June 30, 2001. Net cash used by financing activities was $668,281 for the six months ended June30, 2002, compared to the net cash provided by financing activities of $421,125 for the six months ended June 30, 2001.

A $750,000 line of credit with San Jose National Bank ("SJNB") terminated on June 2002 due to a change in business direction at SJNB. The Company opened a new line of credit with Silicon Valley Bank on May 31, 2002. The Company can borrow up to $600,000 at the bank's prime rate (currently 4.75%) as long as the Company maintains a balance of $600,000 in a certificate of deposit ("CD"). Also the Company can borrow up to $400,000 against our eligible accounts receivable. The rate for this line of credit would be at the bank's prime rate plus 2.0%. Silicon Valley Bank will be granted a warrant to purchase the Company's stock equal to 10.0% of commitment amount of Facility B at an exercise price of $1.00 per share. The warrant shall be exercisable for ten years from the date of issuance. The warrant may be exchanged with the payment of any additional consideration for the Borrower's stock based upon the values of the warrant and the stock at the time of the exchange, i.e. net issuance.

Included in accrued liabilities is a $508,000 accrual for severance payments for the Company's operations in Mexico. Management is continuing to evaluate the Company's Mexican operations and may modify its plans. Modifications to these plans may result in adjustments to the severance accrual.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On April 25, 2002, Celetron USA, Inc. filed a complaint against the Company in the Superior Court of the State of California for the County of Alameda (Case No. 2002-047625). Celetron is alleging breach of contract, among other claims, in connection with the purchase of power supplies by the Company from Celetron. Celetron has been seeking damages of approximately $126,000. The Company has settled this suit for $70,000, which will be paid in four installment beginning in June 2002.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

         Exhibit 99.1      CEO Certification under Sarbanes-Oxley Act of 2002
         Exhibit 99.2      CFO Certification under Sabranes-Oxley Act of 2002

(b)      Reports on Form 8-K

        The following report on Form 8-K was filed during the period covered by this report:

  Date of Report    Date of Event     Item Reported
  April 11, 2002    April 5, 2002     Filing of additional information provided
                                      to the Israeli Securities Authorities

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  DIGITAL POWER CORPORATION
                                                  (Registrant)



                                                  /s/ David Amitai
Date:  August 14, 2002                            ____________________________
                                                  David Amitai
                                                  Executive Officer
                                                  (Principal Executive Officer)



                                                   /s/ Uri Friedlander
Date:  August 14, 2002                             ____________________________
                                                   Uri Friedlander
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                      18 U.S.C. SECTION 1350, AS ADOPTED TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, (the "Report") by Digital Power Corporation (the "Company"), the undersigned, as the Chief Executive Officer of the Company, hereby certifies pursuant to Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

     The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                   /s/ David Amitai
                                                  ------------------------------
                                                  David Amitai
                                                  Chief Executive Officer

                                                                    Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                      18 U.S.C. SECTION 1350, AS ADOPTED TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, (the "Report") by Digital Power Corporation (the "Company"), the undersigned, as the Chief Financial Officer of the Company, hereby certifies pursuant to Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

     The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                   /s/ Uri Friedlander
                                                   -----------------------------
                                                   Uri Friedlander
                                                   Chief Financial Officer