Form 10QSB
period 2002-09-30
DIGITAL POWER CORP
filed 2002-11-13
CIK 896493

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2002

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock outstanding as of November 7, 2002: 4,510,680

                            DIGITAL POWER CORPORATION


                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                            AS OF SEPTEMBER 30, 2002


                                  U.S. DOLLARS


                                    UNAUDITED




                                      INDEX


                                                                        Page

Consolidated Balance Sheets                                             2 - 3

Consolidated Statements of Operations                                     4

Statements of Changes in Shareholders' Equity                             5

Consolidated Statements of Cash Flows                                   6 - 7

Notes to Consolidated Financial Statements                              8 - 10




                               - - - - - - - - - -

                                                       DIGITAL POWER CORPORATION

CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------------
In U.S. dollars




                                                                                  September 30,                December 31,
                                                                        ---------------------------------
                                                                              2002             2001                2001
                                                                        ----------------  ---------------   ------------------
                                                                                    Unaudited
                                                                        ---------------------------------

     ASSETS


 CURRENT ASSETS:
   Cash and cash equivalents                                              $     210,232     $    240,200     $     1,242,900
   Short-term bank deposit                                                      600,000                -                   -
   Trade receivables, net of allowance for doubtful accounts of
     $ 268,814, $ 370,000 and $ 370,000 at September 30, 2002 and
     2001 and December 31, 2001, respectively                                 2,264,886        1,930,138           2,203,664
   Income tax refund receivable                                                       -           29,200              72,388
   Other current assets                                                           4,825           88,717              91,971
   Inventories, net                                                           1,572,336        2,164,114           1,999,168
   Prepaid expenses and deposits                                                108,583           71,712              47,534
                                                                        ----------------  ---------------   ------------------

 Total current assets                                                         4,760,862        4,524,081           5,657,625
                                                                        ----------------  ---------------   ------------------

 PROPERTY AND EQUIPMENT, NET                                                    400,082          955,630             820,318
                                                                        ----------------  ---------------   ------------------

 OTHER ASSETS                                                                    76,810           36,207              35,116
                                                                        ----------------  ---------------   ------------------

 Total assets                                                             $   5,237,754     $  5,515,918     $     6,513,059
                                                                        ================  ===============   ==================



The accompanying notes are an integral part of the consolidated financial statements.


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------------
In U.S. dollars


                                                                                 September 30,                 December 31,
                                                                      ------------------------------------
                                                                            2002               2001                2001
                                                                      -----------------  -----------------  ------------------
                                                                                   Unaudited
                                                                      ------------------------------------

     LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Short-term bank credit                                               $    145,000       $     599,899       $      652,261
   Current maturities of capital lease obligation                             36,110              36,728               35,856
   Accounts payable                                                        1,297,249           1,770,178            1,590,830
   Other current liabilities                                                 851,132           1,599,232            1,510,719
                                                                      -----------------  -----------------  ------------------

 Total current liabilities                                                 2,329,491           4,006,037            3,789,666
                                                                      -----------------  -----------------  ------------------

 LONG-TERM LIABILITIES:
 Capital lease obligations, net of current maturities                              -              33,789               24,376
 Other long-term liabilities                                                 190,000              16,160               13,607
                                                                      -----------------  -----------------  ------------------

 Total long-term liabilities                                                 190,000              49,949               37,983
                                                                      -----------------  -----------------  ------------------

 SHAREHOLDERS' EQUITY:
   Preferred stock issuable in series, no par value: 2,000,000 shares authorized, no shares issued and outstanding
   Common stock, no par value: 10,000,000 shares authorized;
     4,510,680, 3,260,680 and 4,510,680 shares issued and
     outstanding at September 30, 2002 and 2001 and December 31,
     2001, respectively                                                   11,036,251          9,786,251            11,036,251
   Additional paid-in capital                                                733,256            733,256               733,256
   Receipts on account of shares                                                   -            150,000                     -
   Accumulated deficit                                                    (8,857,503)        (8,938,992)           (8,771,654)
   Accumulated other comprehensive loss                                     (193,741)          (270,583)             (312,443)
                                                                      -----------------  -----------------  ------------------

 Total shareholders' equity                                                2,718,263          1,459,932             2,685,410
                                                                      -----------------  -----------------  ------------------

 Total liabilities and shareholders' equity                             $  5,237,754      $   5,515,918       $     6,513,059
                                                                      =================  =================  ==================




The accompanying notes are an integral part of the consolidated financial statements.


CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------------------------------------------
In U.S. dollars



                                                  Nine months ended             Three months ended            Year ended
                                                    September 30,                 September 30,              December 31,
                                            ----------------------------- ------------------------------
                                                 2002           2001           2002            2001              2001
                                            -------------- -------------- --------------  --------------  -------------------
                                                                     Unaudited
                                            ------------------------------------------------------------

 Revenues                                    $  6,771,403   $  8,097,838  $ 2,230,454       $ 2,348,743     $  10,329,857
 Cost of revenues                               4,872,625     10,881,284    1,588,127         2,162,001        11,939,985
                                            -------------- -------------- --------------  --------------  -------------------

 Gross profit (loss)                            1,898,778     (2,783,446)     642,327         186,742          (1,610,128)
                                            -------------- -------------- --------------  --------------  -------------------

 Operating expenses:
   Engineering and product development            600,200        853,522      227,391         222,446           1,065,872
   Marketing and selling                          760,591        721,848      238,475         244,361             863,898
   General and administrative                     866,362      1,509,971      342,968         537,752           2,177,611
   Impairment of goodwill                               -        946,263            -               -             946,263
                                            -------------- -------------- --------------  --------------  -------------------

 Total operating expenses                       2,227,153      4,031,604      808,834         1,004,559         5,053,644
                                            -------------- -------------- --------------  --------------  -------------------

 Operating loss                                  (328,375)    (6,815,050)    (166,507)       (817,817)         (6,663,772)

 Capital gain from disposal of Poder
   Digital S.A. de C.V.                           280,463              -      280,463               -                   -
 Financial income (expenses), net                  11,264        (39,005)         (56)        (17,122)            (50,632)
 Loss on disposal of assets                             -        (22,769)           -               -             (27,433)
                                            -------------- -------------- --------------  --------------  -------------------

 Income (loss) before income taxes                (36,648)    (6,876,824)     113,900        (834,939)         (6,741,837)

 Income taxes                                      49,201        313,000        9,485          33,000             298,883
                                            -------------- -------------- --------------  --------------  -------------------

 Net income (loss)                           $    (85,849)  $ (7,189,824)   $ 104,415     $  (867,939)      $  (7,040,720)
                                            ============== ============== ==============  ==============  ===================

 Weighted average number of Common shares       4,510,680      3,260,680    4,510,680       3,260,680           3,407,930
                                            ============== ============== ==============  ==============  ===================

 Basic net income (loss) per share           $      (0.02)  $      (2.21)   $    0.02     $     (0.27)      $       (2.07)
                                            ============== ============== ==============  ==============  ===================

 Diluted net income (loss) per share         $      (0.02)  $      (2.21)   $    0.02     $     (0.27)      $       (2.07)
                                            ============== ============== ==============  ==============  ===================



The accompanying notes are an integral part of the consolidated financial statements.



                                                                                                           DIGITAL POWER CORPORATION
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
In U.S. dollars (except share data)



                                                                          Accumulated
                                         Common stock        Additional      other                          Total         Total
                                   -----------------------    paid-in    comprehensive   Accumulated    comprehensive  shareholders'
                                     Shares      Amount       capital        loss          deficit      income (loss)     equity
                                   ----------  -----------   ----------  -------------  -------------  --------------  ------------

 Balance as of January 1, 2001     3,260,680   $ 9,786,251   $ 733,256    $ (247,299)    $ (1,730,934)                 $ 8,541,274

 Issuance of common stock to
   Telkoor Telecom Ltd pursuant
   to investment agreement         1,250,000     1,250,000           -             -                -                    1,250,000
 Comprehensive loss:
   Net loss                                -             -           -             -       (7,040,720)  $(7,040,720)    (7,040,720)
   Foreign currency translation
     adjustment                            -             -           -       (65,144)               -       (65,144)       (65,144)
                                   ----------  -----------   ----------  ------------   -------------  --------------  ------------

 Total comprehensive loss                                                                               $(7,105,864)
                                                                                                       ==============
 Balance as of December 31,
   2001                            4,510,680    11,036,251     733,256      (312,443)      (8,771,654)                   2,685,410
 Comprehensive income:
 Net loss                                  -             -           -             -          (85,849)  $   (85,849)       (85,849)
 Foreign currency translation
   adjustment                              -             -           -       118,702                -       118,702        118,702
                                   ----------  -----------   ----------  ------------   -------------  --------------  ------------

 Total comprehensive income                                                                             $    32,853
                                                                                                       ==============

 Balance as of September 30,
   2002 (unaudited)                4,510,680   $11,036,251   $ 733,256    $ (193,741)    $ (8,857,503)                 $ 2,718,263
                                   ==========  ===========   ==========  ============   =============                  ============


 Balance as of July 1, 2002
   (unaudited)                     4,510,680   $11,036,251   $ 733,256    $ (234,737)    $ (8,961,918)                 $ 2,572,852
 Comprehensive income:
 Net income                                -             -           -             -          104,415   $   104,415        104,415
 Foreign currency translation
   adjustment                              -             -           -        40,996                -        40,996         40,996
                                   ----------  -----------   ----------   -----------   -------------  --------------  ------------

 Total comprehensive income                                                                             $   145,411
                                                                                                        ============
 Balance as of September 30,
   2002 (unaudited)                4,510,680   $11,036,251   $ 733,256    $ (193,741)    $ (8,857,503)                 $ 2,718,263
                                   ==========  ===========   ==========   ============  =============                  ============


The accompanying notes are an integral part of the consolidated financial statements.




CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------------
In U.S. dollars



                                                       Nine months ended            Three months ended          Year ended
                                                         September 30,                 September 30,           December 31,
                                                 ----------------------------- -----------------------------
                                                      2002           2001          2002            2001            2001
                                                 -------------- -------------- -------------  -------------- -----------------
                                                                          Unaudited
                                                 -----------------------------------------------------------

 Cash flows from operating activities:
   Net income (loss)                              $   (85,849)   $ (7,189,824)  $   104,415    $  (867,939)   $(7,040,720)
   Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
    Depreciation and amortization                     216,840         291,417        57,560         74,827        450,752
    Capital gain from  disposal of Poder
       Digital S.A. de C.V.                          (280,463)              -      (280,463)             -              -
    Loss on disposal of assets                              -          22,769             -              -         23,069
    Impairment of goodwill                                  -         946,263             -              -        946,263
    Decrease (increase) in trade receivables          (61,222)      1,325,944      (277,512)      (105,588)     1,052,418
    Decrease in income tax refund receivable           51,851         150,000        45,638              -        106,812
    Decrease (increase) in other current assets        27,119         351,934       (24,660)       (13,079)       332,520
    Decrease in inventories                           425,769       2,979,510        10,377        357,958      3,144,456
    Decrease (increase) in prepaid expenses           (61,049)        141,986        (8,225)        40,698        166,164
    Decrease (increase) in other assets               (52,975)         (7,656)      (58,659)           934         (6,565)
    Increase (decrease) in accounts payable          (244,141)       (179,005)     (126,448)       105,657       (358,353)
    Increase (decrease) in other current
      liabilities                                    (106,851)        429,528       (38,193)       (93,860)       341,017
    Increase in other long-term liabilities           176,393               -       177,514              -         13,607
    Other                                                   -               -        (4,428)           486              -
                                                 -------------- -------------- -------------  -------------- -----------------

 Net cash provided by (used in) operating
   activities                                           5,422        (737,134)     (423,084)      (499,906)      (828,560)
                                                 -------------- -------------- -------------  -------------- -----------------

 Cash flows from investing activities:
   Short-term bank deposit                           (600,000)              -      (600,000)             -
   Purchase of property and equipment                 (27,042)       (108,957)       31,454        (34,939)      (133,281)
   Proceeds from sale of assets                             -           5,876             -            118          5,876
   Proceeds from disposal of Poder Digital
    S.A. de C.V.                                      (10,591)              -       (10,591)             -              -
                                                 -------------- -------------- -------------- -------------  -----------------

Net cash used in investing activities                (637,633)       (103,081)     (579,137)       (34,821)      (127,405)
                                                 -------------- -------------- -------------  -------------- -----------------


The accompanying notes are an integral part of the consolidated financial statements.




CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------------
In U.S. dollars


                                                      Nine months ended            Three months ended           Year ended
                                                        September 30,                 September 30,            December 31,
                                                ----------------------------- -----------------------------
                                                     2002           2001           2002           2001             2001
                                                -------------- -------------- -------------- --------------  -----------------
                                                                         Unaudited
                                                -----------------------------------------------------------

 Cash flows from financing activities:
   Proceeds from short-term bank credit            145,000         199,899       145,000               -            252,261
   Receipts on account of shares                         -         150,000             -         150,000
   Payments made on short term bank credit        (652,261)              -             -        (250,101)                 -
   Principal payments on capital lease
     obligations                                   (11,898)        (34,374)        4,122          (5,499)           (44,659)
   Investment from Telkoor Telecom Ltd.                  -               -                             -          1,250,000
                                                -------------- -------------- -------------- --------------  -----------------

Net cash provided by (used in) financing
   activities                                     (519,159)        315,525       149,122        (105,600)         1,457,602
                                                -------------- -------------- -------------- --------------  -----------------

 Effect of exchange rate changes on cash           118,702         (41,517)       40,996         115,383            (65,144)
                                                -------------- -------------- -------------- --------------  -----------------

 Increase (decrease) in cash and cash
   equivalents                                  (1,032,668)       (566,207)      (812,103)      (524,944)           436,493

 Cash and cash equivalents at the beginning
   of the period                                 1,242,900         806,407      1,022,335        765,144            806,407
                                                -------------- -------------- -------------- --------------  -----------------

 Cash and cash equivalents at the end of the
   period                                       $  210,232     $   240,200     $  210,232     $  240,200      $   1,242,900
                                                ============== ============== ============== ==============  =================


 Non cash investing activities:
 Purchase of property and equipment
 through capital leases                         $        -     $         -     $        -     $        -      $      42,846
                                                ============== ============== ============== ==============  =================



The accompanying notes are an integral part of the financial statements

                                                      DIGITAL POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 1:-  GENERAL

          a. Digital Power Corporation ("the Company") was incorporated in 1969, under the General Corporation Law of the state of California. The Company has a wholly-owned subsidiary, Digital Power Limited, located in the United Kingdom. The Company and its subsidiary are currently engaged in the design, manufacture and sale of switching power supplies and converters.

          b. On September 30, 2002, the Company sold its Mexican subsidiary, Poder Digital, S.A. de C.V. ("PD"), a wholly-owned subsidiary, to a contract manufacturer located in Guadalajara, Mexico, in consideration of $20,000. As a result of this transaction, the Company recorded a capital gain of $280,463. Subsequent to the balance sheet date, and as part of this transaction, the Company and the purchaser signed a subcontractor agreement. Under the agreement, the Company loaned to the purchaser $50,000 to be paid in 24 monthly installments, commencing January 1, 2003. The subcontracting agreement between the parties provides for manufacturing services to be provided by the purchaser at agreed upon capacity and prices.

             As a result of the disposal of PD, PD is not included in the Company's balance sheet as of September 30, 2002. The results of operation of PD are included for all periods presented.

             Upon the disposal of PD on September 30, 2002, the Company will expand its manufacturing of its power supplies to subcontractors in the Far East.

NOTE 2:-     SIGNIFICANT ACCOUNTING POLICIES

          a. The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2001 are applied consistently in these financial statements.

             The accompanying unaudited consolidated financial statements as of September 30, 2002 and for the nine months ended September 30, 2002 and 2001 and for the three months ended September 30, 2002 and 2001 are unaudiated and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of the financial condition and results of operations, contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2002.

          b. Reclassification:

             Certain amounts from prior period have been reclassified to conform to the current period's presentation. The reclassification had no effect on previously reported net loss, shareholders' equity or cash flows.

NOTE 3:-     SEGMENT INFORMATION

             The Company has identified its segments based on its geographic operations. These segments are represented by each of the Company's individual legal entities: Digital Power Corporation
             (DPC), Poder Digital, S.A. de C.V. and Digital Power Limited (DPL). Due to the disposal of PD, segment information will include only DPC and DPL for all periods presented. Segment information is as follows:

                                                              Nine months ended September 30, 2002 (unaudited)
                                                ------------------------------------------------------------------------------
                                                       DPC                  DPL             Eliminations            Total
                                                ------------------    ---------------    ------------------    ---------------

               Revenues                           $     3,384,285       $  3,387,118       $          -          $  6,771,403
                                                ==================    ===============    ==================    ===============

              Intersegment revenues               $       257,590       $          -       $   (257,590)         $          -
                                                ==================    ===============    ==================    ===============
              Financial income (expense),
                 net                              $        (9,087)      $     20,351       $          -          $     11,264
                                                ==================    ===============    ==================    ===============

               Income tax expense                 $             -       $     49,201       $          -          $     49,201
                                                ==================    ===============    ==================    ===============

               Net income (loss)                  $      (122,978)      $     37,129       $          -          $    (85,849)
                                                ==================    ===============    ==================    ===============

                                                              Nine months ended September 30, 2001 (Unaudited)
                                                -----------------------------------------------------------------------------
                                                       DPC                  DPL            Eliminations            Total
                                                ------------------    ---------------    -----------------    ---------------

               Revenues                           $     4,676,051       $  3,421,787       $          -         $  8,097,838
                                                ==================    ===============    =================    ===============

               Intersegment revenues              $       395,499       $        880       $   (396,379)        $          -
                                                ==================    ===============    =================    ===============

               Financial expense, net             $        24,599       $     14,406       $          -         $     39,005
                                                ==================    ===============    =================    ===============

               Income tax expense                 $       350,500       $    (37,500)      $          -         $    313,000
                                                ==================    ===============    =================    ===============

               Net loss                           $    (7,053,031)      $   (136,793)      $          -         $ (7,189,824)
                                                ==================    ===============    =================    ===============


                                                                      Year ended December 31, 2001
                                                ---------------------------------------------------------------------------
                                                       DPC               DPL             Eliminations            Total
                                                -----------------   --------------    ------------------    ---------------

             Revenues                             $  6,475,533        $ 3,854,324       $          -          $ 10,329,857
                                                =================   ==============    ==================    ===============

             Intersegment revenues                $          -        $   599,848       $   (599,848)         $          -
                                                =================   ==============    ==================    ===============

             Financial expense, net               $     32,214        $    18,418       $          -          $     50,632
                                                =================   ==============    ==================    ===============

             Depreciation and
               amortization                       $    336,081        $   114,671       $          -          $    450,752
                                                =================   ==============    ==================    ===============

             Income tax expense (tax
               benefit)                           $    361,879        $   (62,996)      $          -          $    298,883
                                                =================   ==============    ==================    ===============

             Net income (loss)                    $ (6,957,051)       $  (207,140)      $    123,471          $ (7,040,720)
                                                =================   ==============    ==================    ===============

             Expenditures for segment
               assets                             $    109,681        $    23,600       $          -          $    133,281
                                                =================   ==============    ==================    ===============

             Segment assets                       $  7,243,300        $ 2,562,562       $ (3,292,803)         $  6,513,059
                                                =================   ==============    ==================    ===============

                                                             Three months ended September 30, 2002 (unaudited)
                                                -----------------------------------------------------------------------------
                                                      DPC                 DPL             Eliminations             Total
                                                ----------------    ---------------    ------------------     ---------------

             Revenues                             $    798,918        $  1,431,536       $          -           $  2,230,454
                                                ================    ===============    ==================     ===============

             Intersegment revenues                $     44,366        $          -       $    (44,366)          $          -
                                                ================    ===============    ==================     ===============

             Financial income (expense),
               net                                $     (3,567)       $      3,511       $          -           $        (56)
                                                ================    ===============    ==================     ===============

             Income tax expense                   $          -        $      9,485       $          -           $      9,485
                                                ================    ===============    ==================     ===============

             Net income (loss)                    $    105,378        $       (963)      $          -           $    104,415
                                                ================    ===============    ==================     ===============


                                                                        Three months ended September 30, 2001 (unaudited)
                                                -----------------------------------------------------------------------------
                                                      DPC                 DPL             Eliminations             Total
                                                ----------------    ---------------    ------------------     ---------------

             Revenues                             $  1,283,813        $  1,064,930       $          -           $  2,348,743
                                                ================    ===============    ==================     ===============

             Intersegment revenues                $    (40,325)       $          -       $     40,325           $          -
                                                ================    ===============    ==================     ===============

             Financial expense, net               $      8,914        $      8,208       $          -           $     17,122
                                                ================    ===============    ==================     ===============

             Income tax expense                   $          -        $     33,000       $          -           $     33,000
                                                ================    ===============    ==================     ===============

             Net income (loss)                    $   (887,187)       $     19,248       $          -           $   (867,939)
                                                ================    ===============    ==================     ===============


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenues and earnings from operations of the Company. Factors that could cause actual results to differ materially include, in addition to other factors identified in this report, dependence on the computer and other electronic equipment industry, competition in the power supply industry and other risks factors detailed in the Company's Securities and Exchange Commission ("SEC") filings including the "Certain Considerations" section in the Company's Form 10-KSB for the year ended December 31, 2001. Readers of this report are cautioned not to put undue reliance on "forward looking" statements, which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 COMPARED TO SEPTEMBER 30, 2001

REVENUES

Revenues deceased by 5.0% to $2,230,454 for the three months ended September 30, 2002, from $2,348,743 for the three months ended September 30, 2001. Revenues from the domestic operation of the Company decreased 37.3% to $798,918 for the three months ended September 30,2002, from 1,273,813 for the three months ended September 30,2001. Domestic revenues operations have been impacted by the continued weakness in the electronics industry.

Revenues from the Company's United Kingdom's operations of Digital Power Ltd. increased 34.4% to $1,431,536 for the three months ended September 30, 2002, from $1,064,930 for the three months ended September 30, 2001.

For the nine months ended September 30, 2002, revenues decreased by 16.4% to $6,771,403 from $8,097,838 for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, the domestic operation contributed $3,384,285 to the Company's revenues compared to $4,676,051 for the nine months ended September 30, 2001.

GROSS MARGINS

Gross margins were 28.8% for the three months ended September 30, 2002, compared to 8.0% for the three months ended September 30, 2001. The increase in the gross margin for the quarter ended September 30, 2002, was primarily a result of reducing the Company's Mexican manufacturing operations, PD. The Company did take steps during the year 2002 to reduce this capacity through variable cost reductions.

Gross margins were 28.04% for the nine months ended September 30, 2002, compared to negative 34.4% for the nine months ended September 30, 2001. The negative result in the gross margin for the nine months ended September 30, 2001 was primarily a result of the Company's Mexican manufacturing operations, significant charges taken for severance pay and obsolescence of inventory during the nine months ended September 30, 2001.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were 26.1% of revenues for the three months ended September 30, 2002, compared to 33.3% for the three months ended September 30, 2001. Selling, general and administrative expenses were 24% of revenues for the nine months ended September 30, 2002, compared to 27.6% for the nine months ended September 30, 2001.

In actual dollars, selling expenses decreased by $5,886 for the three months ended September 30,2002 and increased by $38,743 for the nine months ended September 30, 2002, compared to the prior periods. For the quarter ended September 30, 2002, general and administrative expenses decreased by $194,784 compared to the quarter ended September 30, 2001. For the nine months ended September 30, 2002, general and administrative expenses decreased by $643,609 compared to September 30, 2001, due to the severance pay accruals, and higher legal, accounting and Amex filing fees paid in the nine months ended September 30, 2001.

ENGINEERING AND PRODUCT DEVELOPMENT

Engineering and product development expenses were 10.2% of revenues for the three months ended September 30, 2002, and 9.5% for the three months ended September 30, 2001. Engineering and product development expenses were 8.9% of revenues for the nine months ended September 30, 2002, compared to 10.5% for the nine months ended September 30, 2001. Engineering expenses for the quarter ended September 30, 2002 increased by $4,945.

FINANCIAL INCOME AND EXPENSES

Financial expenses net was $56 for the three months ended September 30, 2002, compared to $17,122 for the three months ended September 30, 2001. Financial income net was $11,264 for the nine months ended September 30, 2002, compared to financial expenses net of $39,005 for the nine months ended September 30, 2001. The decrease in financial expenses of the Company is related primarily to the investment of Telkor Telecom Ltd. which enabled the Company to reduce its credit facility.

INCOME (LOSS) BEFORE INCOME TAXES

For the three months ended September 30, 2002, the Company had an income before income taxes of $113,900 compared to a loss before income taxes of $834,939 for the three months ended September 30, 2001. For the nine months ended September 30, 2002, the Company had a loss before income taxes of $36,648 compared to a loss of $6,876,824 for the nine months ended September 30, 2001.

INCOME TAX

The provision for income tax decreased from $33,000 for the three months ended September 30, 2001, to $9,485 for the three months ended September 30, 2002, and decreased from $313,000 for the nine months ended September 30, 2001, to $49,201 for the nine months ended September 30, 2002. The decrease in the company's income tax is related to a provision for deferred taxes of $58,900.

NET INCOME (LOSS)

Net income for the three months ended September 30, 2002, was $104,415 compared to net loss of $867,939 for the three months ended September 30, 2001. Net loss for the nine months ended September 30, 2002, was $85,849 compared to net loss of $7,189,824 for the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2002, the Company had cash and cash equivalents of $210,232, short-term bank deposit of $600,000 and working capital of $2,396,371. This compares to cash and cash equivalents of $240,200 and working capital of $518,044 at September 30, 2001. Cash provided by operating activities for the Company totaled $5,422 compared to cash used in operating activity of $737,134 for the nine months ended September 30, 2002 and 2001 respectively.

Cash used in investing activities was $637,633 for the nine months ended September 30, 2002, compared to $103,081 for the nine months ended September 30, 2001. Cash used in investment activities was increased primarily for short-term bank deposit.

Net cash used in financing activities was $519,159 for the nine months ended September 30, 2002, compared to cash provided by financing activity of $315,525. Cash used in financing activities in 2002 was primarily the payments made on short-term bank credit. The cash provided by financing activities in 2001 was primarily proceeds from short-term bank credit and receipts on account of shares.

A $750,000 line of credit with San Jose National Bank ("SJNB") terminated on June 2002 due to a change in business direction at SJNB. The Company opened a new line of credit with Silicon Valley Bank on May 31, 2002. The Company can borrow up to $600,000 at the bank's prime rate (currently 4.75%) as long as the Company maintains a balance of $600,000 in a certificate of deposit ("CD"). Also the Company can borrow up to $400,000 against our eligible accounts receivable. The rate for this line of credit would be at the bank's prime rate plus 2.0%. Silicon Valley Bank was granted a warrant to purchase the Company's stock equal to 10.0% of commitment amount of Facility B at an exercise price of $1.00 per share. The warrant is exercisable for ten years from the date of issuance.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Within 90 days of the filing date of this report, the Chief Executive Officer and Chief Financial Officer of the Company evaluated the disclosure controls and procedures of the Company and have determined that such controls and procedures are effective.

Changes in Internal Controls

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to in the paragraph above.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDING

None.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of the shareholders reconvened on Thursday, October 17, 2002 held in Fremont, California, a quorum of shareholders voted to elect the following persons as directors of the Company:


     Name                     Votes For          Withhold
     ----                     ---------          --------
Benzion Diamont               2,234,198           72,998
David Amitai                  2,230,348           76,848
Mark Thum                     2,235,186           72,010
Josef Berger                  2,233,736           73,460
Yeheskel Manea                2,234,198           72,998
Youal Menipaz                 2,234,198           72,998

The shareholders approved the 2002 Stock Option Plan:


                            Votes Against            Withhold
                            -------------            --------
                              2,088,596               218,600

ITEM 5.  OTHER INFORMATION

On September 30, 2002, the Company sold its Mexican subsidiary, Poder Digital, S.A. de C.V. to a contract manufacturer located in Guadalajara, Mexico, in consideration of $ 20,000. As a result of this transaction the Company recorded capital gain of $ 280,463. Subsequent to the balance sheet date, and as part of this transaction, the Company and the purchaser signed a subcontractor agreement. Under the agreement the Company loaned to the purchaser $ 50,000 to be paid in 24 monthly installments, commencing January 1, 2003. The subcontracting agreement between the parties provides for manufacturing services to be provided by the purchaser at agreed upon capacity and prices.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits

         Exhibit 99.1      CEO Certification under Sarbanes-Oxley Act of 2002
         Exhibit 99.2      CFO Certification under Sabranes-Oxley Act of 2002

  (b)    Reports on Form 8-K

         The Company filed the following reports:

      Date of Report       Date of Event       Item Reported
      --------------       -------------       -------------
      September 12, 2002   September 10, 2002  Change in registrants' certifying
                                               accountant
      September 26, 2002   September 23, 2002  Annual  meeting  was adjourned to
                                               October 17, 2002
      October 18, 2002     October 17, 2002    Annual  meeting elected the Board
                                               of  Directors  and  Approved  the
                                               2002 Stock Option Plan.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         DIGITAL POWER CORPORATION
                                         (Registrant)


Date:  November 13, 2002                 /S/ DAVID AMITAI
       ----------------------            ---------------------------------------
                                         David Amitai,
                                         Chief Executive Officer
                                         (Principal Executive Officer)



Date:  November 13, 2002                 /S/ HAIM YATIM
       ----------------------            ---------------------------------------
                                         Haim Yatim,
                                         Chief Financial Officer
                                         (Principal Financial Officer)

                                  CERTIFICATION

I, David Amatai, Chief Executive Officer of Digital Power Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Digital Power Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November 13, 2002                   /S/ DAVID AMITAI
        -----------------                   ----------------------------
                                            David Amitai
                                            Chief Executive Officer
                                            (Principal Executive Officer)

                                  CERTIFICATION

I, Haim Yatim, Chief Financial Officer of Digital Power Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Digital Power Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November 13, 2002                  /S/ HAIM YATIM
        -----------------                  ------------------------------------
                                            Haim Yatim
                                            Chief Financial Officer
                                            (Principal Accounting and Financial
                                            Officer)

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                      18 U.S.C. SECTION 1350, AS ADOPTED TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to section 906 of the  Sarbanes-Oxley  Act of 2002 (subsections (a) and
(b) of section 1350, chapter 63 of Title 18, United States Code), the undersigned officer of Digital Power Corporation (the "Company"), does hereby certify with respect to the quarterly report of the Company on Form 10-QSB as filed with the Securities and Exchange Commission that, to the best of his knowledge:

     (1) the quarterly report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  November 13, 2002                          /S/ DAVID AMITAI
       -----------------                          ------------------------------
                                                  David Amitai,
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)

                                                                    Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                      18 U.S.C. SECTION 1350, AS ADOPTED TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to section 906 of the  Sarbanes-Oxley  Act of 2002 (subsections (a) and
(b) of section 1350, chapter 63 of Title 18, United States Code), the undersigned officer of Digital Power Corporation (the "Company"), does hereby certify with respect to the quarterly report of the Company on Form 10-QSB as filed with the Securities and Exchange Commission that, to the best of his knowledge:

     (1) the quarterly report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  November 13, 2002                     /S/ HAIM YATIM
       -----------------                     -----------------------------------
                                             Haim Yatim,
                                             Chief Financial Officer
                                             (Principal Accounting and Financial
                                             Officer)