Form 10KSB
period 2002-12-31
DIGITAL POWER CORP
filed 2003-03-24
CIK 896493

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
     For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____ to _____

                            DIGITAL POWER CORPORATION
             (Exact name of registrant as specified in its charter)


     California                         3679                      94-1721931
     ----------                         ----                      ----------
(State or other jurisdiction   (Primary Standard Industrial   (I.R.S. Employer
   of incorporation or            Classification Code)       identification No.)
      organization)


       41920 Christy Street, Fremont, California 94538-3158; 510-657-2635
          (Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:
     Title of Class                      Name of Exchange on Which Registered
     --------------                      ------------------------------------
     Common Stock                        American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:
     Title of Class
     --------------
     None

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the year ended December 31, 2002, were $8,775,000.

As of March 20, 2003, the aggregate market value of the voting common stock held by non-affiliates was approximately $2,525,981 based on the closing price of $0.56 per share.

As of March 15, 2003, the number of shares of common stock outstanding was 4,510,680.

Documents Incorporated by reference. The information required by Items 9, 10, 11, and 12 of Part III are incorporated by reference to Digital Power's proxy statement, which will be filed within 120 days of the registrant's year end.

Transitional Small Business Disclosure Format (check one):  Yes      No  |X|

     With the exception of historical facts stated herein, the following discussion may contain forward-looking statements regarding events and financial trends, which may affect Digital Power's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause Digital Power's actual results and financial position to differ materially from those anticipated in such forward-looking statements. Factors that could cause actual results to differ materially include, in addition to other factors identified in this report, the fact that we have experienced losses from our operations, that the power supply industry, in general, has experienced an economic down turn and our dependence on our manufacturing subcontractors in Mexico and China, all of which factors are set forth in more detail in the sections entitled "Certain Considerations" and "Management's Discussion and Analysis or Plan of Operation" herein. Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance. Digital Power disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

     As used in this annual report, the terms "we," "us," "our," the "Company," or "Digital Power" mean Digital Power Corporation and its subsidiaries unless otherwise indicated.

                                     PART I.

Item 1.  Description of Business

General

     Digital Power designs, develops, manufactures, markets, and sells switching power supplies to the telecommunications, datacom, test and measurements equipment manufacturers. We are a California corporation originally formed in 1969. Our corporate office, which contain our administrative, selling, and engineering functions, is located in Fremont, California. In addition, Digital Power has a wholly-owned subsidiary located in Salisbury, England, named Digital Power Limited, which designs, manufactures and sells products for the European marketplace, including power conversion products for naval and military applications and DC/AC inverters for the telecommunications industry under the label Gresham Power Electronics.

     We primarily sell our switching power supplies to the telecommunications, datacom, test and measurements equipment manufacturers. Both in North America and Europe, these industries have experienced reductions in sales that have adversely affected our operations and financial condition. As a result, we incurred an operating loss during the year ended December 31, 2002. Further, prior to September 30, 2002, almost all of our manufacturing was conducted at a 16,000 square foot facility operated by our wholly owned subsidiary, Poder Digital, S.A. de C.V. ("Poder Digital"), located in Guadalajara, Mexico. In September 30, 2002, we sold Poder Digital to a third-party Mexican subcontractor. This sale was part of our overall cost reduction strategy allowing us to reduce unit costs in Mexico while shifting more production to China. Going forward, Digital Power has the option of purchasing products from the Mexican subcontractor at reduced unit prices, but with no related fixed expenses. Alternatively, if volumes are higher and longer lead times are acceptable by the customer, products can be purchased from Chinese subcontractors at even lower prices.

     Power supplies are critical components of electronic equipment that supply, convert, distribute and regulate electrical power. The various subsystems within electronic equipment require a steady supply of direct current (DC) electrical power, usually at different voltage levels from the other subsystems within the equipment. In addition, the electronic components and subsystems require protection from the harmful surges and drops in electrical power that commonly occur over power lines.

     Power supplies satisfy these issues of allocation and protection by (i) converting alternating current (AC) electricity into DC; (ii) by dividing a single input voltage into distinct and isolated output voltages; and (iii) by regulating and maintaining such output voltages within a narrow range of values.

     Products which convert AC from a primary power source into DC are generally referred to as "power supplies." Products which convert one level of DC voltage into a higher or lower level of DC voltage are generally referred to as "DC/DC converters." "Switching" power supplies are distinguished from "linear" power supplies by the manner and efficiency with which the power supplies "steps down" voltage levels. A linear power supply converts an unregulated DC voltage to a lower regulated voltage by "throwing away" the difference between the two voltages as heat. Consequently, the linear power supply is inherently inefficient-typically only 45% efficient for a 5V output regulator. By contrast, a switching power supply converts an unregulated DC voltage to a lower regulated voltage by storing the difference in a magnetic field. When the magnetic field grows to a pre-determined level, the unregulated DC is switched off and the output power is provided by the energy stored in the magnetic field. When the field is sufficiently depleted, the unregulated DC is switched on again to deliver power to the output while the excess voltage is again stored in the magnetic field. As a result, the switching power supply is more efficient-typically 75% efficient for a 5V output regulator.

     One of the great advantages of switching power supplies, in addition to the high efficiency, is their high power density, or power-to-volume ratio. This density is the result of the reduction in the size of the various components. Our switching power supply products have a high power density and are generally smaller than those of competitors.

     Another advantage of our power supply products is the flexibility of design. We have designed the base model power supply products so that they can be quickly and inexpensively modified and adapted to the specific power supply needs of any OEM. This "flexibility" approach has allowed us to provide samples of modified power supplies to OEM customers in only a few days after initial consultation, an important capability given the emphasis placed by OEMs on "time to market." This "flexibility" approach also results in very low non-recurring engineering (NRE) expenses. Because of reduced NRE expenses, we do not generally charge our OEM customers for NRE related to tailoring a power supply to a customer's specific requirements. This gives us a distinct advantage over our competitors, many of whom do charge their customers for NRE expenses. Our marketing strategy is to exploit this combination of high power density, design flexibility and short time-to-market to win an increasing share of the power supply market.

     In addition to the line of proprietary products offered, and in response to requests from OEMs, we also provide "value-added services." The term "value-added services" refers to our incorporation of an OEM's selected electronic components, enclosures and cable assemblies with our power supply products to produce a power subassembly that is compatible with the OEM's own equipment and specifically tailored to meet the OEM's needs. We purchase parts and components that the OEM itself would otherwise attach to or integrate with our power supply, and we provide the OEM with that integration and installation service, thus saving the OEM time and money. We believe that this value-added service is well-suited to those OEMs who wish to reduce their vendor base and minimize their investment in manufacturing which leads to increased fixed costs.

Based on the value-added services, the OEMs do not need to build assembly facilities to manufacture their own power subassemblies and thus are not required to purchase individual parts from many vendors.

Telkoor Telecom Ltd.

     On November 20, 2001, we completed a securities purchase agreement with Telkoor Telecom Ltd. ("Telkoor Telecom"). Under the securities purchase agreement, Telkoor Telecom acquired (i) 1,250,000 shares of common stock (ii) a warrant to purchase an additional 900,000 shares of common stock at $1.25 per share; and (iii) a warrant to purchase an additional 1,000,000 shares of common stock at $1.50 per share for the aggregate purchase price of $1,250,000. Telkoor Telecom's initial investment of 1,250,000 shares represents approximately 28% of the outstanding shares, with the right to increase their ownership to 49% assuming all of the warrants are exercised. The 900,000 share warrant will expire sixty (60) days after Digital Power files this Form 10-KSB for the year ending December 31, 2002 and the 1,000,000 share warrant will expire on December 31, 2003.

     Digital Power is currently negotiating with Telkoor Telecom to purchase additional shares of common stocks in lieu of exercising its warrant for 900,000 shares of common stock to provide additional working capital. There are no assurances that the sale will occur.

     Telkoor Telecom is primarily engaged in developing, marketing and selling power supplies and power systems for the telecommunication equipment industry. Consistent with our total cost reduction efforts, and taking advantage of Telkoor Telecom's strong engineering team, we have and will continue to engage Telkoor Telecom to assist us in new product development. Further, during the year ended December 31, 2002, we began promoting and distributing Telkoor Telecom's products in the United States and European markets. This effort generated sales of approximately 3% of our revenues for 2002. We purchase Telkoor Telecom's products to be resold at a reasonable mark-up. We intend to continue to sell Telkoor Telecom's products in the future to supplement our line of products.

Digital Power Limited

     In 1998, we acquired the assets of Gresham Power Electronics. Headquartered in Salisbury, England, Digital Power Limited designs, manufactures and distributes switching power supplies, uninterruptible power supplies and frequency converters for the commercial and military markets under the name Gresham Power Electronics. Uninterruptible power supplies (UPS) are devices that are inserted between a primary power source and the primary power input of the electronic equipment to be protected for the purpose of eliminating the effects of transient anomalies or temporary outages. A UPS consists of an inverter that is powered by a battery that is kept trickle-charged by rectified AC from an incoming power line. In the event of a power interruption, the battery takes over without the loss of even a fraction of a cycle in the AC output of the UPS. The battery also provides protection against transients. A frequency converter is an electronic unit for speed control of a phase induction motor. The frequency converters manufactured by Digital Power Limited are used to convert a warship's generated 60 cycle electricity supply to 400 cycles. This 400 cycle supply is used to power critical equipment such as the ship's gyro, compass and weapons systems. The acquisition of Gresham Power Electronics has diversified our product line, provided greater access to the United Kingdom and European markets and strengthens our engineering and technical resources. For the year ended December 31, 2002, Digital Power Limited contributed approximately 50% to our gross revenues.

The Market

     Geographically, we primarily serve the North American power electronics market with AC/DC power supplies and DC/DC converters ranging from 50 watts to 750 watts of total output power. Digital Power Limited serves the United Kingdom and the European marketplace with AC/DC power supplies, uninterruptible power supplies and frequency inverters. Both commercial and government (Ministry of Defense) markets are served by Digital Power Limited.

Customers

     Our products are sold domestically and in Canada through a network of manufacturers' representatives and distributors. Our customers can generally be grouped into three broad industries, consisting of the telecommunication, datacom and measurement equipment manufacturers. We have a current base of over 150 active customers including Dot Hill, Salmon Falls, Harmonics, Lucent Technology and Symetrix, Inc.

     Digital Power Limited's products are sold primarily in the UK and to a lesser extent in Europe. Digital Power has been particularly successful in securing an export market in Spain for its defense products. In the UK, our main customers include the UK Ministry of Defense, BAE Systems, Vosper Thornycroft, Bacock Defense, UK Foreign and Commonwealth Office Siemens and Marshalls plc. In Mainland Europe, we sell directly to IZAR in Spain and Emerson in Sweden. We sell power supplies through a network of European distributors with our greatest strength in Germany and Scandinavia.

Strategy

     Our strategy is to be the supplier of choice to OEMs requiring a high-quality power solution where size, rapid modification and time-to-market are critical to business success. Target market segments include telecommunications, datacom, test and measurement equipment manufacturers, while many of these segments would be characterized as computer-related, we do not participate in the personal computer (PC) power supply market because of the low margins arising out of the high volume and extremely competitive nature of that market.

     We intend to  continue  our sales  primarily  to existing  customers  while simultaneously targeting sales to new customers. We believe that our "flexibility" concept allows customers a unique choice between our products and products offered by other power supply competitors. OEMs have typically had to settle for a standard power supply product with output voltages and other features predetermined by the manufacturer. Alternatively, if the OEM's product required a different set of power supply parameters, the OEM was forced to design this modification in-house, or pay a power supply manufacturer for a custom product. Custom-designed power supplies are development-intensive and require a great deal of time to design, develop and manufacture, therefore, only OEMs with significant volume requirements can economically justify the expense and delay associated with their production. Furthermore, because virtually every power conversion product intended for use in commercial applications requires certain independent safety agency testing at considerable expense, such as by Underwriters Laboratories, an additional barrier is presented to the smaller OEM. By offering OEM customers a new choice with Digital Power's "flexibility" series, we believe we have an advantage over our competitors. Our "flexibility" series is designed around a standardized power platform, but allows the customer to specify output voltages tailored to its exact requirements within specific parameters. Furthermore, OEMs are seeking power supplies with greater power density and higher efficiency. Digital Power's strategy in responding to this demand has been to offer increasingly smaller power supply units or packages.

Product Strategy and Products

     We have ten series of base designs from which thousands of individual models can be produced. Each series has its own printed circuit board (PCB) layout that is common to all models within the series regardless of the number of output voltages (typically one to four) or the rating of the individual output voltages. A broad range of output ratings, from 2.0 volts to 48 volts, can be produced by simply changing the power transformer construction and a small number of output components. Designers of electronic systems can determine their total power requirements only after they have designed the system's electronic circuitry and selected the components to be used in the system. Given that the designer has a finite amount of space for the system and may be under competitive pressure to further reduce its size, a burden is placed on the power supply manufacturer to maximize the power density of the power supply. A typical power supply consists of a PCB, electronic components, a power transformer and other electromagnetic components, and a sheet metal chassis. The larger components are typically installed on the PCB by means of pin-through-hole assembly where the components are inserted into pre-drilled holes and soldered to electrical circuits on the PCB. Other components can be attached to the PCB by surface mount interconnection technology (SMT) which allows for a reduction in board size because the holes are eliminated and components can be placed on both sides of the board. Our US100 series is an example of a product using this manufacturing technology.

     Digital Power's "flexibility" concept applies to all of our US, UP/SP, DP and UPF product series. A common printed circuit board is shared by each model in a particular family, resulting in a reduction in parts inventory while allowing for rapid modifiability into thousands of output combinations. The following is a description of our primary products.

     The US50 series of power supplies consists of compact, economical, high efficiency, open frame switchers that deliver up to 50 watts of continuous power or 60 watts of peak power, from one to four outputs. The 90-264 VAC universal input allows them to be used worldwide without jumper selection. Flexibility options include power good signal, an isolated V4 output, and UL544 (2nd Ed.) safety approval. All US50 series units are also available in 24VDC, or 48VDC inputs. The optional DC input unit (DP50 series) maintains the same pin-out, size and mounting as the US50 series.

     The US70 series of power supplies is similar to the US50 series, a compact, economical, highly efficient, open frame switcher that delivers up to 65 watts with a 70 watt peak. This unit is offered with one to four outputs, a universal input rated from 90 to 264 VAC, and is only slightly larger than the US50 series. The US70 series is differentiated from competitive offerings by virtue of its smaller size, providing up to four outputs while competitors typically are limited to three outputs. Flexibility options include cover, power good signal, an isolated V4 output and UL544 (2nd Ed.) medical safety approval. The DP70 is the same as the US70 except the input is 48 volts DC. This type of product is ideal for low profile systems, with the power supply measuring 3.2" x 5" x 1.5".

     The US100/DP100 was the industry's smallest 100 watt switcher when originally introduced. Measuring only 5" x 3.3" x 1.5", this series delivers up to 100 watts of continuous power or 120 watt peak power, from one to four outputs. The 90-264VAC universal input allows them to be used worldwide. This product is ideal in applications where OEMs have upgraded their systems, requiring an additional 30-40 watts of output power but being unable to accommodate a larger unit. The US100 fits in the same form factor and does not require any tooling or mechanical changes by the OEM. Flexibility options include a cover and adjustable post regulators on V3 and/or V4 outputs and UL2601-1 (2nd Ed.) medical safety approval. Fully customized models are also available. All US100 series units are also available with 12VDC, 24VDC, or 48 VDC inputs. This optional DC input unit (DP100) maintains the same pin-out, size, and mounting as the US100 series.

     The US250 series consists of economical, high efficiency, open frame switchers that deliver up to 250 watts of continuous power or 300 watts of peak power, from one to four outputs. The 115/230VAC auto-selectable input allows them to be used worldwide. Flexibility options include cover, power fail/power good signal, enable/inhibit, and an isolated V3 output. All US250 series units are also available with 12VDC, 24VDC or 48VDC inputs. This optional DC input unit (DP250) maintains the same pin-out, size, and mounting as the US250 series.

     The UP300 series consists of economical, high efficiency, open frame switchers that deliver up to 300 watts of continuous, or 325 watts of peak power, from one or two outputs. The 115/230VAC auto-selectable input allows them to be used worldwide. On-board EMI filtering is a standard feature. Flexibility options include a cover, power fail/power good signal, and an isolated 2nd output. This product can be used in network switching systems or other electronic systems where a lot of single output current, such as 5, 12, 24 or 48 volt current might be required.

     The UPF150/DP150 series is an open-frame switcher that delivers up to 150 watts of continuous power from one to four outputs. In response to market condition for more functionality, the UPF 150 has both power factor correction and a Class B EMI filter as standard features. All UPF150 series units are available with 24VDC or 48VDC inputs. This optional DC input unit (DP150) maintains the same pin-out, size, and mounting as the UPF150 series.

     The UPF 300 watts delivers up to 300 watts from one or two outputs and also includes power factor correction and measures 8" x 4.5" x 2".

     Four of our new product offerings resulting from our strategic relationship with Telkoor Telecom are the eF175, eF306, CPCI AC-3U-200 and CPCI AC-6U-400. The last two products address the CompactPCI market place. The eF175 is a power factor corrected switching power supply, offering the smallest footprint in the industry at 5" x 3.3" x 1.5". Also with the industry's smallest footprint is the eF306, which delivers up to 300 watts in a form factor of 6.8" x 3.8" x 1.4".

     The new 1.8KW Strongbox(R) is a single output front end with I2C databus. It features 3 x 600 watt cassettes. The Strongbox is available in 24V, and 48V outputs with active power factor correction.

Gresham Products

     Gresham designs and manufactures a wide range of products for Naval applications. These include:

     Static Frequency Converters - typically converts Ship's supply from 50/60Hz to 400Hz for gyros and weapons systems. Power range from 1kVA to 35kVA.

     DC Systems - converts main Ship's supply to 24VDC. These systems normally supported by battery back up provide the vessel's emergency DC supplies for machinery, communications and other essential services.

     Transformer Rectifiers 28V to 400A. Ratings of 10 and 15kVA provide DC power to enable the ship to start and service helicopters. Gresham's TRUs are in service with a number of Navies, including the Royal Navy and are designated by Westland Helicopters in support of Super Lynx.

     Inverters - 1kVA to 3.6 kVA typically convert DC to 440V 3phase 60 Hz for communications and emergency services.

     Circuit breaker monitoring and controls - modular system of controls for main circuit breakers based upon digital circuitry. Modules available include over current, short circuit, low voltage, over and under frequency and an indicator module. Many are used in submarine service. Features include, intelligent switchmode DC/DC power supplies in support of inboard submarine sonar, filter boxes for secure communications and navigation and signal panels - for the control and dimming of ship's external navigation lights.

     Gresham also manufactures a range of commercial inverters of its own design for telecoms applications. Rated at 250VA, 500VA and 1kVA these convert either 24V or 48V DC to AC.

     In addition to Digital Power and Telkoor Telecom products, Gresham distributes a wide range of commercial Uninterruptible power supplies. Power ratings range from 500VA to 6kVA in a modular configurable range. Digital Power also specializes in turnkey high power solutions for major business users. Typically configured with generators for the support of substantial institutional systems, power ratings can extend to 300kVA.

Manufacturing Strategy

     Consistent with our product flexibility strategy, we aim to maintain a high degree of flexibility in our manufacturing processes in order to respond to rapidly changing market conditions. The competitive nature of the power supply industry has placed continual downward pressure on selling prices. In order to achieve low cost manufacturing with a labor-intensive product, manufacturers have the option of automating much of the labor out of their product or producing their product in a low labor cost environment. Given the high fixed costs of automation and the resistance this places on making major product changes, we believe that our flexible manufacturing strategy is best achieved through a highly variable cost of operation. In 1986, we established a wholly owned subsidiary in Guadalajara, Mexico to assemble our products.

     During the year 2000, our operating costs at the Guadalajara, Mexico manufacturing facility exceeded our revenues. As a result we took steps to reduce these operating costs, including the laying off of a number of workers. On September 30, 2002, Digital Power sold its Mexican subsidiary, Poder Digital to a contract manufacturer located in Guadalajara, Mexico, in consideration of $20,000. As a result of this transaction Digital Power recorded a capital gain of $280,463. Subsequent to this transaction, Digital Power and the purchaser signed a subcontractor agreement. Under the agreement, Digital Power loaned to the purchaser $ 50,000 to be paid in 24 monthly installments, commencing January 1, 2003. The subcontracting agreement between the parties provides for manufacturing services to be provided by the purchaser at agreed upon terms.

     In addition, we have a vendor relationship with Fortron/Source Corp. to manufacture our products at a facility located in China on a turnkey basis. Purchases from Fortron/Source are made pursuant to purchase orders. For the year ended December 31, 2002, Digital Power purchased approximately 47% of its power supplies requirements through Fortron/SourceCorp.

Digital Power Limited Manufacturing

     Digital Power Limited is ISO9001-1 certified and operates from a 25,000 sq. ft leased facility located in Salisbury U.K. The equipment designed and manufactured in Salisbury is different from the power supplies produced in Mexico and China. Full assembly, test and quality assurance takes place in-house.

     Sales and service support staff for the European network of distributors for Digital Power Limited products are located within the building together with other functions such as Engineering and Administration.

Sales, Marketing and Customers

     Digital Power markets its products through a network of independent manufacturer's representatives. Each representative organization is responsible for managing sales in a particular geographic territory. Generally, the representative has exclusive access to all potential customers in the assigned territory and is compensated by commissions at 5% of net sales after the product is shipped, received and paid for by the customer. Typically, either we or the representative organization may terminate the agreement with 30 days written notice.

     In certain territories, we have entered into agreements with distributors who buy and resell our products. For the fiscal years ended December 31, 2002 and 2001, domestic distributor sales accounted for 29.54% and 16.15%, respectively, of our total sales. Over this same period, one distributor accounted for 13.87%, and 12.62%, respectively, of total sales. In general, the agreements with distributors are subject to annual renewal and may be terminated upon 90 days written notice. Although these agreements may be terminated by either party, in the event a distributor decides to terminate its agreement with us, we believe that we would be able to continue the sale of our products through direct sales to the customers of the distributor. Further, distributors are eligible to return up to 25% of their previous six-months purchases as a stock rotation. In such an event, the distributor is required to place offsetting new orders equal to the value of the returned products. For the past three years, stock rotations have not exceeded one percent of total sales.

     Our promotional efforts to date have included product data sheets, feature articles in trade periodicals, trade shows and Internet Web sites. Our future promotional activities will likely include space advertising in industry-specific publications, a full-line product catalog, application notes and direct mail to an industry-specific mail list.

     Our products are warranted to be free of defects for a period ranging from one to two years from date of shipment. As of December 31, 2002 and 2001, our warranty reserve was $107,000 and $201,000, respectively. No significant warranty returns were experienced in either 2002 or 2001.

Competition

     The merchant power supply manufacturing industry is highly fragmented and characterized by intense competition. Our competition includes hundreds of companies located throughout the world, some of whom have advantages over us in terms of labor and component costs and some of who may offer products comparable in quality to ours. Many of our competitors, including PowerOne, Artesyn

Technologies, Inc., ASTEC America, Lambda Electronics and American Power Conversion have substantially greater fiscal and marketing resources and geographic presence than we do. If we are successful in increasing our revenues, competitors may notice and increase competition for our customers. We also face competition from current and prospective customers who may decide to design and manufacture internally the power supplies needed for their products. Furthermore, certain larger OEMs tend to contract only with larger power supply manufacturers. This factor could become more problematic to us if consolidation trends in the electronics industry continue and some of the OEMs to whom we sell our products are acquired by larger OEMs. To remain competitive, management believes that we must continue to compete favorably on the basis of value by providing advanced manufacturing technology, offering superior customer service and design engineering services, continuously improving quality and reliability levels, and offering flexible and reliable delivery schedules. We believe we have a competitive position with our targeted customers who need a high-quality, compact product which can be readily modified to meet the customer's unique requirements. However, there can be no assurance that we will continue to compete successfully in the power supply market.

Engineering and Product Development

     Our research and development efforts are primarily directed toward modification of our standard power supply to provide a broad array of individual models. Improvements are constantly sought in power density, modifiability and efficiency, while we attempt to anticipate changing market demands for increased functionality, such as PFC and improved EMI filtering.

     Historically, Digital Power has utilized consultants and contract engineering for the majority of its new product developments, supported by the internal engineering staff for product engineering. Digital Power intends to continue this strategy for research and development. Further, as a result of the strategic relationship with Telkoor Telecom, Digital Power intends to engage Telkoor Telecom's engineering team in Israel, to assist it in new product development. If Digital Power identifies a potential new product for development, it will cooperate with Telkoor Telecom to design and develop the product at Telkoor Telecom's cost. Digital Power will then purchase the product from Telkoor Telecom and resell it with a reasonable mark-up.

Employees

     As of December 31, 2002, we had 41 employees located in the United States and the United Kingdom. We believe that our employee relations are good.

Foreign Currency Fluctuations

     Gresham Power conducts its financial operation using the United Kingdom pound sterling. Therefore, we are subject to monetary fluctuations between the U.S. dollar and United Kingdom pound sterling. For the years ended December 31, 2002 and 2001, the fluctuations were not material.

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

We experienced an operating loss during the year ended December 31, 2002, and anticipate that losses will continue in the near future.

     For the year ended December 31, 2002, we incurred an operating loss of $526,000. Although we have actively taken steps to reduce our costs, we will incur losses until we increase revenues through the sale of current products and new products under development.

We are dependent on a limited number of customers.

     Traditionally, we have relied on a limited number of customers for growth in sales. It cannot be assured that we will be able to retain current customers and the loss of any major OEM customer may have an adverse effect on our revenues.

We are dependant on Telecommunication and other electronic equipment industries.

     Substantially all of our existing customers are in the telecommunication and other electronic equipment industries and they manufacture products that are subject to rapid technological change, obsolescence and large fluctuations in demand. These industries are further characterized by intense competition. The OEMs serving these markets are pressured for increased product performance and lower product prices. OEMs, in turn, make similar demands on their suppliers, such as us, for increased product performance and lower prices. The telecommunication industry is inherently volatile. Recently, certain segments of the telecommunication and other electronic industries have experienced a significant softening in product demand. Such lower demand may affect our customers, in which case the demand for our products may decline, and our growth could be adversely affected.

We are dependent on the performance of our subcontract manufacturers in Mexico and China.

     Since we do not own our manufacturing facilities, we must relay on our subcontractors' abilities to purchase components, staff their operation, maintain high volume and high quality processes, and remain financially solvent.

Conditions in Israel may limit our ability to receive and sell products. This could decrease our revenues.

     Telkoor Telecom's principal offices, research and development and manufacturing facilities are located in Israel. Political, economic and military conditions in Israel directly affect our operations. We could be adversely affected by any major hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, a significant increase in inflation, or a significant downturn in the economic or financial condition of Israel. Restrictive laws or policies directed towards Israel or Israeli businesses could adversely affect us.

We are dependant upon key personnel

     Our performance is substantially dependent on the performance of its executive officers and key personnel, and on our ability to retain and motivate such personnel. The loss of any of our key personnel could have a material adverse effect on our business, financial condition and operating results.

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

Our common stock price is volatile

     Our common stock is listed on the American Stock Exchange and is thinly traded. In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects. Further, the exercise of outstanding options and warrants may adversely affect our stock price and your percentage of ownership. As of December 31, 2002, Digital Power has employees options to purchase 1,190,255 shares of common stock, with a weighted average exercise price of $1.38 exercisable at prices ranging from $0.48 to $2.375 per share, consultants and service providers options to purchase 120,000 shares of common stock, with a weighted average exercise price of $2.67 exercisable at prices ranging from $1.00 to $3.00 were outstanding. In addition, we have warrants to purchase 1,950,000 shares of common stock at exercise prices ranging from $1.00 to $1.50 per share. The exercise of these options and warrants may have an adverse effect on the price of our common stock price and will dilute existing shareholder percentage ownership in Digital Power.

Substantial Ownership by Telkoor Telecom

     Telkoor Telecom currently owns approximately 28% of the outstanding shares of Common Stock of Digital Power with the right to purchase additional shares of Common Stock pursuant to outstanding Warrants. If Telkoor Telecom exercises its warrants, it could increase its ownership to 49% making it difficult for other shareholders to propose changes or change the Board of Directors.

Item 2.  Description of Properties.

     Our headquarters are located in approximately 9,500 square feet of leased office, research and development space in Fremont, California. Until September 2002, we paid $11,875 per month for rent. On November 14, 2002, we amended our lease agreement. Our revised payment of rent is as follows: October 1, 2002 to September 30, 2003, $8,550 per month; October 1, 2003 to September 30,2004, $15,675 per month; and October 1, 2004 to September 30, 2005, $16,150 per month. In addition, we issued to the landlord warrants to purchase 10,000 shares of Common Stock at an exercise price of $1.00 per share vesting immediately.

     Gresham Power leases approximately 25,000 square feet for its location in Salisbury, England. Gresham Power pays rent of approximately $32,000 per quarter, and the lease expires on September 26, 2006. We believe that our existing facilities are adequate for the foreseeable future and have no plans to expand them.

Item 3.  Legal Proceedings.

     From time to time Digital Power is subject to exposure to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to any such current actions will not materially affect the financial position or results of operations of Digital Power.

Item 4.  Submission of Matters to a Vote of Security Holders.

     At the annual meeting of the shareholders held on September 23, 2002 and adjourned to October 17, 2002, the shareholders elected the following persons as directors of Digital Power and approved the 2002 Stock Option Plan:


---------------------------------------- -------------------------------------- --------------------------------------
Name                                     For                                    Withheld
---------------------------------------- -------------------------------------- --------------------------------------
Benzion Diamant                          2,234,198                              72,998
---------------------------------------- -------------------------------------- --------------------------------------
David Amitai                             2,230,348                              76,848
---------------------------------------- -------------------------------------- --------------------------------------
Josef Berger                             2,233,736                              73,460
---------------------------------------- -------------------------------------- --------------------------------------
Mark Thum                                2,235,186                              72,010
---------------------------------------- -------------------------------------- --------------------------------------
Yeheskel Manea                           2,234,198                              72,998
---------------------------------------- -------------------------------------- --------------------------------------
Youval Menipaz                           2,234,198                              72,998
---------------------------------------- -------------------------------------- --------------------------------------

---------------------------------------- -------------------------------------- --------------------------------------
Proposal                                 For                                    Withheld
---------------------------------------- -------------------------------------- --------------------------------------
2002 Stock Option Plan                   2,088,596                              218,600
---------------------------------------- -------------------------------------- --------------------------------------

                                     PART II

Item 5.  Market for Common Equity and related Stockholder Matters.

(a)   Comparative Market Prices

     Our common stock is listed and traded on the American Stock Exchange ("AMEX") under the symbol DPW. The following tables set forth the high and low closing sale prices, as reported by AMEX, for our common stock for the prior two fiscal years.

        Quarter Ended        High           Low
        --------------      ------         -----
         12/31/2002         $ 0.86         $0.38
          9/30/2002           0.72          0.40
          6/30/2002           0.78          0.56
          3/31/2002           1.34          0.65

         12/31/2001         $ 3.63         $1.25
          9/30/2001           1.70          0.88
          6/30/2001           1.21          0.59
          3/31/2001           0.90          0.56

(b)   Holders

     As of March 15, 2003, there were 4,510,680 shares of our common stock outstanding, held by approximately 101 holders of record, not including holders whose shares of common stock are held in street name.

(c)   Dividends

     We have not declared or paid any cash dividends since our inception and we do not intend to pay any cash dividends in the foreseeable future. The declaration of dividends in the future, if any, will be at the discretion of the Board of Directors and will depend upon our earnings, capital requirements, and financial position.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

General

     We are engaged in the business of designing, developing, manufacturing, marketing and selling switching power supplies to telecommunications, datacom, test and measurement equipment manufacturers. Revenues are generated from sales to distributors, OEMs in the Telecommunication, datacom, test and measurements equipment manufacturers in North America and Europe.

     During the year ended December 31, 2002, we continued to experience a slow down in customer orders in the United States due to the softening in the telecomm and networking markets, which we serve. In response to the decrease in revenues, we have focused on both fixed and variable cost reduction efforts, which includes staff reduction, salary reduction, cost control and the sale of our Mexican subsidiary Poder Digital on September 30, 2002. Simultaneously, we have continued our promotional efforts to increase sales to existing and new customers, and have continued new product developments. Until revenues increase to a sufficient amount to offset our expenses, we anticipate that we will continue to experience net losses for the near future.

Results of Operations

     The table below sets forth certain statements of operations data as a percentage of revenues for the years ended December 31, 2002 and 2001:


                                                     Years Ended December 31,
                                                     ------------------------
                                                     2002                2001
                                                     ----                ----
    Revenues                                        100.00%             100.00%

    Cost of Revenues                                 71.91              115.59
                                                     -----              ------
    Gross profit (loss)                              28.09              (15.59)

    Engineering and product development               8.54               10.32

    Sales and marketing                              11.56                8.36

    General and administrative                       13.99               21.08

    Impairment of goodwill                            -                   9.16

    Total operating expenses                         34.09               48.92
                                                     -----               -----
    Operating loss                                   (6.00)             (64.51)

    Capital Gain from disposal of a subsidiary        3.19                -

    Financial income (expense) and other income       0.07               (0.76)
                                                     ------              ------
    Loss before tax benefit (income tax expenses)    (2.74)             (65.27)

    Taxes benefit (income tax expenses)               6.04               (2.89)
                                                      ----               ------
    Net Income (loss)                                 3.30%             (68.16)%
                                                      ====              =======

     The following discussion and analysis should be read in connection with the consolidated financial statements and the notes thereto and other financial information included elsewhere in this report. We prepared the financial statements in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Year Ended December 31, 2002, Compared to Year Ended December 31, 2001

Revenues

     For the year ended December 31, 2002, revenues decreased by 15.05% to $8,775,000 from $10,330,000 for the year ended December 31, 2001. The decrease in revenues during the year ended December 31, 2002, is primarily due to the impact of continued weakness in the electronics industry.

Gross Margins

     Gross margins were 28.09% for the year ended December 31, 2002, compared to negative 15.59% for the year ended December 31, 2001. The negative gross margin for the year ended December 31, 2001, was primarily a result of Digital Power's Mexican manufacturing operations that operated at a loss and significant charges taken for severance pay and obsolescence of inventory. During the year ended December 31, 2002, we have focused on variable cost reduction efforts that included laying off employees, salary reduction, cost control and the sale of our Mexican subsidiary Poder Digital on September 30, 2002.

Engineering and Product Development

     Engineering and product development expenses were 8.54% of revenues for the year ended December 31, 2002, compared to 10.32% for the year ended December 31, 2001. The decrease in engineering and product development expenses of $317,000 from 2002 to 2001 resulted from the lay off of employees and salary expenses reduction.

Sales and Marketing

     Sales and marketing expenses were 11.56% of revenues for the year ended December 31, 2002, compared to 8.36% for the year ended December 31, 2001. The increase in sales and marketing expense of $150,000 from 2002 to 2001 was primarily due to the hiring of a marketing person and an increase in advertising and trade show expenses as part of our efforts to increase sales.

General and Administrative

     General and administrative expenses were 13.99% of revenues for the year ended December 31, 2002, compared to 21.07% for the year ended December 31, 2001. The decrease of $949,000 in general and administrative expenses from 2002 to 2001 is primarily due to severance pay accruals related to the Mexican subsidiary during the year ended December 31, 2001. In addition, staff reductions and salary expenses reductions were implemented throughout 2002 in response to the reduced revenues.

Impairment of Goodwill

     During the year ended December 31, 2001, we recognized an impairment charge of $946,000 for goodwill associated with the purchase of the assets of Gresham Power due to their general decline in business and profitability.

Capital Gain from the Disposal of Poder Digital

     Capital gain for the year ended December 31, 2002, was $280,000 resulting from the disposal of Poder Digital.

Interest Expense and Other Income

     Interest income, net of interest expense, was $6,000 for the year ended December 31, 2002, compared to expense of $51,000 for the year ended December 31, 2001.

Income Before Income Taxes

     For the year ended December 31, 2002, we had a loss before income taxes of $240,000 compared to loss of $6,741,000 for the year ended December 31, 2001.

Income Tax

     For the year ended December 31, 2002, Digital Power had a net tax benefit of $530,000 on a consolidated basis. This is comprised of a tax refund of $649,000 for Digital Power's US operations, offset by a tax expense of $119,0000 for the UK operations, which was profitable for the year ended December 31, 2002.

     The $649,000 tax refund resulted from a tax law change. Prior to this change, US tax payers had the option of carrying forward net operating loses (NOL's) to reduce future income tax payment, or carrying back those loses to prior profitable years (up to a maximum of two years) and file for a refund of taxes paid. The tax law change increased the carryback period to five years for NOL's incurred in 2001 and 2002, which allowed Digital Power to claim additional refunds for taxes paid in 1996 and 1997.

     Digital Power has actually received $342,000 of this refund and expects to receive the balance in the first half of 2003, and in accordance with FAS109, has recorded the entire $649,000 as deferred taxes.

     After this transaction, Digital Power has available NOL carryforware of approximately $4,000,0000.

Net Loss and Net Income

     Net income for the year ended December 31, 2002, was $290,000 compared to a net loss of $7,040,000 for the year ended December 31, 2001. The net income primarily resulted from the benefit for income tax which includes a tax refund of $649,000 and capital gain of $280,000 as a result of the disposal of the Mexican subsidiary, Poder Digital, S.A. de C.V.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States require management to make estimates and assumptions that affect the reported assets, liabilities, sales and expenses in the accompanying financial statements. Critical accounting policies are those that require the most subjective and complex judgments. Often employing the use of estimates about the effect of matters that are inherently uncertain. The following are considered our most critical accounting policies that, under different conditions or using different assumption or estimates, could show materially different results on our financial condition and results of operations.

Revenue Recognition

     Digital Power's revenue recognition policy for product revenues, such that revenue is recognized when the risks and rewards of ownership pass, which is primarily upon delivery of goods to customers (see Note 2h to the Consolidated Financial Statements).

Inventory Obsolescence Accruals

     Digital Power writes down its inventory for estimated obsolescence or unmarketable inventory to the estimated net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Deferred Income Taxes

     Significant management judgment is required in determining the provision for income taxes, deferred tax assets and any valuation allowance recorded against net deferred tax assets. Due to uncertainties related to Digital Power's ability to utilize some portion of the deferred tax assets, a valuation allowance of $1,572,000 has been recorded as of December 31, 2002.

Other Accrued Liabilities

     Digital Power also maintains other accrued liabilities. These accruals are based on a variety of factors including past experience and various actuarial assumptions and, in many cases, require estimates of events not yet reported to Digital Power. If future experience differs from these estimates, operating results in future periods would be impacted.

Liquidity and Capital Resources

     On December 31, 2002, we had cash, cash equivalents and short-term bank deposits of $1,216,000 and working capital of $2,832,000. This compares with cash and cash equivalent of $1,243,000 and working capital of $1,868,000 at December 31, 2001. The increase in working capital was mainly due to an increase in deferred tax assets of $649,000, and a decrease in accrued liabilities and notes payable of $402,000, partially offset by a decrease in inventory of $549,000 and trade receivable of $222,000. Cash provided (used in) operating activities totaled $516,000 and $(828,000) for the year ended December 31, 2002 and 2001.

     Cash used in investing activities was $699,000 for the year ended December 31, 2002, compared to $127,000 for the year ended December 31, 2001. Net cash provided by (used in) financing activities was $(423,000) for the year ended December 31, 2002, compared to $1,457,000 for the year ended December 31, 2001.

     A $750,000 line of credit with San Jose National Bank ("SJNB") terminated on June 2002 due to a change in business direction at SJNB. Digital Power opened a new line of credit with Silicon Valley Bank ("SVB") on May 31, 2002. Digital Power can borrow up to $600,000 at Silicon Valley Bank's prime rate (currently 4.25%) as long as Digital Power maintains a balance of $600,000 in a certificate of deposit ("CD"). Also, Digital Power can borrow up to $400,000 if it maintains certain ratios and is in compliance with other covenants. The rate for this line of credit would be at Silicon Valley Bank's prime rate plus 2.0%. Silicon Valley Bank was granted a warrant to purchase up to 40,000 shares of common stock. Those options are vested immediately at an exercise price of $1.00 per share. The warrant is exercisable for ten years from the date of issuance.

     Digital Power also has a $483,000 line of credit with Lloyds TSB Bank in the UK bearing interest of 1.75% per annum over the bank's base rate (currently 5.75%).

     We do not believe that our sales are seasonal. Further, we do not believe that inflation will adversely affect our operations.

Impact of Recently Issued Standards

     In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"), which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of that Statement, and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets for Motor Carriers." SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Digital Power does not expect the adoption of SFAS No. 145 will have a material impact on its results of operations or financial position.

     In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for all exit or disposal activities initiated after December 31, 2002. Digital Power does not expect the adoption of SFAS No. 146 to have a material impact on its results of operations or financial position.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" ("FIN No. 45"). FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. It also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded. The disclosure provisions of FIN No. 45 are effective for financial statements of interim or annual periods that end after December 15, 2002, and the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. Digital Power does not expect the adoption of FIN No. 45 to have a material impact on its results of operations or financial position.

Item 7.  Financial Statements.

     The financial statements of Digital Power, including the notes thereto and report of the independent auditors thereon, are attached hereto as exhibits as page numbers F-1 through F-21.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act of the Registrant.

     We intend to file a definitive proxy statement for the 2003 Annual Meeting of Shareholders with the Securities and Exchange Commission within 120 days of December 31, 2002. Information regarding our directors will appear under the caption "Election of Directors" in the proxy statement and is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and executive officers will appear under the captions "Executive Compensation" -- Section 16(a) Principal Shareholders and Share Ownership of Management and Directors in the proxy statement and is incorporated herein by reference

Item 10.  Executive Compensation.

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

Item 13.  Exhibits and Reports on Form 8-K.

(a)   Exhibits

3.1      Amended  and  Restated  Articles  of  Incorporation  of  Digital  Power
         Corporation(1)
3.2      Amendment to Articles of Incorporation(1)
3.3      Bylaws of Digital Power Corporation(1)
4.1      Specimen Common Stock Certificate(2)
4.2      Specimen Warrant(1)
4.3      Representative's Warrant(1)
10.1     1996 Stock Option Plan(1)
10.2     Gresham Power Asset Purchase Agreement(3)
10.3     1998 Stock Option Plan(4)
10.4     Loan Commitment and Letter Agreement(4)
10.5     Promissory Note(4)
10.6 Securities Purchase Agreement Between the Digital Power Corporation and Telkoor Telecom, Ltd(5)
10.7     2002 Stock Option Plan(6)
10.8     Agreement for the Purchase and Sell of Poder Digital [translation]
21.1 Digital Power's sole subsidiary is Digital Power Limited, a corporation corporation formed under the laws of the United Kingdom.
23.1     Consent of Ernst & Young
23.2     Consent of Hein + Associates LLP
99.1     Certification of Digital Power's CEO and CFO.

(1) Previously filed with the Commission on October 16, 1996, to Digital Power's Registration Statement on Form SB-2.

(2) Previously filed with the Commission on December 3, 1996, to Digita Power's Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2.
(3) Previously filed with the Commission on February 2, 1998, to Digital Power's Form 8-K.
(4) Previously filed with the Commission with its Form 10-KSB for the year ended December 31, 1998.
(5) Previously filed with the Commission with its Form 8-K filed November 21, 2001.
(6) Previously filed with the Commission on Digital Power's Proxy Statement for the meeting on September 23, 2002.

(b)      Reports on Form 8-K

         Date of Report         Date of Event           Item Reported
         --------------         -------------           --------------
         October 18, 2002       October 17, 2002        Results of the Annual
                                                        Meeting of Shareholders

Item 14.  Controls and Procedures

     Within the 90 days prior to the date of this Form 10-KSB, Digital Power carried out an evaluation, under the supervision and with the participation of Digital Power's management, including Digital Power's Chief Executive Officer along with Digital Power's Chief Financial Officer, of the effectiveness of the design and operation of Digital Power's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, Digital Power's Chief Executive Officer along with Digital Power's Chief Financial Officer concluded that the Digital Power's disclosure controls and procedures are effective in timely alerting them to material information relating to Digital Power required to be included in this Form 10-KSB.

     There have been no significant changes in Digital Power's internal controls
or  in  other  factors  which  could  significantly   affect  internal  controls
subsequent to the date Digital Power carried out its evaluation.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 20, 2003                              DIGITAL POWER CORPORATION,
                                                   a California Corporation


                                                   /s/ David Amita
                                                   ----------------
                                                   David Amitai,
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                                        Date
----------                                                        ----
/s/ Ben Zion Diamant                                              March 20, 2003
---------------------------------
Ben Zion Diamant, Chairman of the Board and Director


/s/ David Amitai                                                  March 20, 2003
---------------------------------
David Amitai, Chief Executive Officer and Director
(Principal Executive Officer)


/s/ Haim Yatim                                                    March 20, 2003
---------------------------------
Haim Yatim, Chief Financial Officer
(Principal Accounting and
Financial Officer)


/s/ Josef Berger                                                  March 20, 2003
---------------------------------
Josef Berger, Director


/s/ Mark L. Thum                                                  March 20, 2003
---------------------------------
Mark L. Thum, Director


/s/ Yeheskel Manea                                                March 20, 2003
---------------------------------
Yeheskel Manea, Director


/s/ Youval Menipza                                                March 20, 2003
----------------------------------
Youval Menipaz, Director

                                  CERTIFICATION
                                  -------------

I, David Amitai, Chief Executive Officer for Digital Power Corporation, certify that:


1.  I have  reviewed  this  annual  report  on  Form  10-KSB  of  Digital  Power
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: 3/20/2003                        /s/ David Amitai
       ---------                        ----------------
                                        David Amitai
                                        Chief Executive Officer
                                        (Principal Executive Officer)

                                  CERTIFICATION
                                  -------------

I, Haim Yatim, Chief Financial Officer for Digital Power Corporation, certify that:

1.  I have  reviewed  this  annual  report  on  Form  10-KSB  of  Digital  Power
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  3/20/2003                    /s/ Haim Yatim
        ---------                    --------------
                                     Haim Yatim
                                     Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                            DIGITAL POWER CORPORATION


                        CONSOLIDATED FINANCIAL STATEMENTS


                             AS OF DECEMBER 31, 2002



                                 IN U.S. DOLLARS




                                      INDEX


                                                            Page
                                                        --------------

Report of Independent Auditors                             2 - 3

Consolidated Balance Sheet                                 4 - 5

Consolidated Statements of Operations                        6

Statements of Changes in Shareholders' Equity                7

Consolidated Statements of Cash Flows                        8

Notes to Consolidated Financial Statements                 9 - 25




                                 - - - - - - - -

 ERNST & YOUNG            Kost Forer & Gabbay           Phone: 972-3-6232525
                          3 Aminadav St.                Fax:   972-3-5622555






                         REPORT OF INDEPENDENT AUDITORS

                             To the Shareholders of

                            DIGITAL POWER CORPORATION



     We have audited the accompanying consolidated balance sheet of Digital Power Corporation ("the Company") and its subsidiaries as of December 31, 2002, and the related consolidated statement of operations, changes in shareholders' equity and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2002, and the consolidated results of their operations and cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.






                                                /s/ Kost, Forer & Gabbay
Tel-Aviv, Israel                                KOST FORER & GABBAY
March 13, 2003                                  A Member of Ernst & Young Global

                         REPORT OF INDEPENDENT AUDITORS


To the Stockholders and Board of Directors
Digital Power Corporation and Subsidiaries
Fremont, California


We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Digital Power Corporation and subsidiaries for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Digital Power Corporation and subsidiaries for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/HEIN + ASSOCIATES LLP


HEIN + ASSOCIATES LLP
Certified Public Accountants


Orange, California
February 19, 2002

                                                      DIGITAL POWER CORPORATION

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
U.S. dollars in thousands


                                                                  December 31,
                                                                      2002
                                                                ---------------
     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                   $          616
   Restricted short-term bank deposit                                     600
     Trade receivables, net of allowance for doubtful
     accounts of $ 39 at December 31, 2002                              1,982
   Deferred income taxes (Note 10)                                        649
   Other current assets (Note 3)                                          134
   Inventories (Note 4)                                                 1,451
                                                                ----------------

Total current assets                                                    5,432
                                                                ----------------

LONG TERM LOAN AND LEASE DEPOSITS                                          43
                                                                ----------------

PROPERTY AND EQUIPMENT, NET (Note 5)                                      364
                                                                ----------------

Total assets                                                   $        5,839
                                                               =================






The accompanying notes are an integral part of the consolidated financial statements.

                                                       DIGITAL POWER CORPORATION
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share data


                                                                  December 31,
                                                                      2002
                                                                 --------------
     LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Short-term bank credit (Note 6)                               $        250
   Current maturities of capital lease obligations                         27
   Accounts payable                                                     1,349
   Other current liabilities (Note 7)                                     974
                                                                 ---------------

 Total current liabilities                                               2,600
                                                                 ---------------

 COMMITMENTS AND CONTINGENT LIABILITIES (Note 8)

 SHAREHOLDERS' EQUITY (Note 9):
   Series A redeemable, convertible preferred shares no
     par value: 500,000 shares authorized, 0 Shares issued
     and outstanding as of December 31, 2002                                -
   Preferred shares, no par value: 1,500,000 shares authorized,
     0 shares issued and outstanding as of December 31, 2002                -
   Common shares, no par value: 10,000,000 shares authorized;
     4,510,680 shares issued and outstanding as of December 31, 2002    11,036
   Additional paid-in capital                                              837
   Accumulated deficit                                                  (8,482)
   Accumulated other comprehensive loss                                   (152)
                                                                 ---------------

 Total shareholders' equity                                              3,239
                                                                 ---------------

 Total liabilities and shareholders' equity                            $ 5,839
                                                                 ===============



The accompanying notes are an integral part of the consolidated financial statements.

                                                       DIGITAL POWER CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share and per share data


                                                       Year ended December 31,
                                                    ----------------------------
                                                       2002             2001
                                                    -----------    -------------

 Revenues (Note 13)                              $     8,775        $    10,330
 Cost of revenues (Note 11)                            6,310             11,940
                                                    -----------    -------------

 Gross profit (loss)                                   2,465             (1,610)
                                                    -----------    -------------

 Operating expenses:
   Engineering and product development                   749              1,066
   Selling and marketing                               1,014                864
   General and administrative                          1,228              2,177
   Impairment of goodwill                                 -                 946
                                                    ------------   -------------

 Total operating expenses                              2,991              5,053
                                                    ------------   -------------

 Operating loss                                         (526)            (6,663)

 Capital gain from disposal of a subsidiary (Note 1b)    280                -
 Financial income (expenses), net                          6                (51)
 Other expenses                                            -                (27)
                                                    ------------   -------------

 Loss before tax benefit (taxes on income)              (240)            (6,741)
 Tax benefit (taxes on income) (Note 10)                 530               (299)
                                                    ------------   -------------

 Net income (loss)                               $       290        $    (7,040)
                                                 ================  =============

 Basic earnings (loss) per share                 $       0.06       $     (2.07)
                                                 ================  =============

 Diluted net earnings (loss) per share           $       0.06       $     (2.07)
                                                 ===============   =============

 Number of shares used in computing basic net
  earnings (loss) per share                          4,510,680        3,407,930
                                                 ===============   =============

 Number of shares used in computing diluted
  net earnings (loss) per share                      4,545,982        3,407,930
                                                 ===============   =============


The accompanying notes are an integral part of the consolidated financial statements.

                                                       DIGITAL POWER CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share data



                                                                                       Accumulated
                                        Common shares      Additional                     other         Total             Total
                                  ----------------------    paid-in     Accumulated   comprehensive  comprehensive    shareholders'
                                    Number      Amount      capital       deficit         loss       income (loss)       equity
                                  ---------   ----------  -----------   -----------   -------------  -------------- ----------------


Balance as of January 1, 2001     3,260,680   $  9,786    $    733      $   (1,732)     $   (247)                       $    8,540

Issuance of Common shares to
 Telkoor Telecom, Ltd., pursuant
 to investment agreement          1,250,000      1,250          -              -              -                              1,250
Comprehensive loss:
 Net loss                            -             -            -           (7,040)           -        $  (7,040)           (7,040)
 Foreign currency translation
 adjustments                         -             -            -              -             (65)            (65)              (65)
                                 ------------ -----------  -----------  -----------   --------------  --------------   -------------
   Total comprehensive loss                                                                            $  (7,105)
                                 -----------------------------------------------------------------------------------  ==============

Balance as of December 31, 2001  4,510,680      11,036         733          (8,772)         (312)                            2,685

  Stock compensation related to
   warrants issued to bank for
   financing transaction            -              -            20             -              -              -                  20
  Stock compensation related to
   options granted to consultants
   and service providers            -              -            84             -              -                                 84
  Comprehensive income:
   Net income                       -              -             -             290            -         $    290               290
   Foreign currency translation
   adjustments                      -              -             -             -             160             160               160
                                 ------------ -----------  ------------  -----------   -------------  --------------   ------------
     Total comprehensive income                                                                         $    450
                                                                                                      ==============

Balance as of December 31, 2002  4,510,680   $  11,036     $   837       $  (8,482)     $   (152)                      $     3,239
                                ============= ===========  ============  ===========   =============                   =============


The accompanying notes are an integral part of the consolidated financial statements.

                                                       DIGITAL POWER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. dollars in thousands

                                                                                              Year ended December 31,
                                                                                         ---------------------------------
                                                                                              2002               2001
                                                                                         --------------     --------------
 Cash flows from operating activities:
 ------------------------------------
   Net income (loss)                                                                       $    290          $  (7,040)
   Adjustments required to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
     Depreciation and amortization                                                              298                451
     Losses from sale of property and equipment                                                  -                  23
     Capital gain from disposal of a subsidiary                                                (280)                -
     Compensation related to options granted to consultants and service providers                90                 -
     Decrease (increase) in deferred income taxes, net                                         (649)               335
     Decrease in trade receivables                                                              358              1,052
     Decrease in other current assets                                                            40                271
     Decrease in inventories                                                                    634              3,144
     Impairment of goodwill                                                                      -                 946
     Increase (decrease) in long-term loan and lease deposits                                     6                 (7)
     Decrease in accounts payables                                                             (242)              (358)
     Increase (decrease) in other current liabilities                                           (15)               341
     Other                                                                                      (14)                14
                                                                                         --------------     --------------

 Net cash provided by (used in) operating activities                                            516               (828)
                                                                                         --------------     --------------

 Cash flows from investing activities:
 ------------------------------------
   Restricted short-term bank deposit                                                          (600)                -
   Purchase of property and equipment                                                           (37)              (133)
   Proceeds from sale of property and equipment                                                  -                   6
   Proceeds from disposal of a subsidiary                                                       (12)                -
   Investment in long term loan                                                                 (50)                -
                                                                                         --------------     --------------

 Net cash used in investing activities                                                         (699)              (127)
                                                                                         --------------     --------------

 Cash flows from financing activities:
 ------------------------------------
   Proceeds from short term bank credit                                                         250                252
   Payments made on short-term bank credit                                                     (652)                -
   Principal payments on capital lease obligations                                              (21)               (45)
   Issuance of shares pursuant to an investment from Telkoor Telecom Ltd.                        -               1,250
                                                                                         --------------     --------------

 Net cash provided by (used in) financing activities                                           (423)             1,457
                                                                                         --------------     --------------

 Effect of exchange rate changes on cash                                                        (21)               (65)
                                                                                         --------------     --------------

 Increase (decrease) in cash and cash equivalents                                              (627)               437
 Cash and cash equivalents at the beginning of the year                                       1,243                806
                                                                                         --------------     --------------

 Cash and cash equivalents at the end of the year                                          $    616        $     1,243
                                                                                         ==============     ==============

 Supplemental disclosure of cash flows activities:
 ------------------------------------------------
 Cash paid during the year for interest                                                    $     26        $        67
                                                                                         ==============     ==============

 Cash paid during the year for taxes                                                       $     -         $        98
                                                                                         ==============     ==============

The accompanying notes are an integral part of the consolidated financial statements.

                                                       DIGITAL POWER CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share data

NOTE 1:-  GENERAL

          a. Digital Power Corporation ("the Company" or "DPC") was incorporated in 1969, under the General Corporation Law of the state of California. The Company has a wholly-owned subsidiary, Digital Power Limited ("DPL"), located in the United Kingdom. The Company and its subsidiary are currently engaged in the design, manufacture and sale of switching power supplies and converters. The Company has two reportable geographic segments - North America (sales through DPC) and Europe (sales through DPL)

          b. On September 30, 2002, the Company sold its wholly-owned Mexican subsidiary, Poder Digital, S.A. de C.V. ("PD"), to a contract manufacturer ("the purchaser") located in Guadalajara, Mexico, in consideration of $ 20. Upon the transfer of all risk and title to the purchaser, the Company recorded a capital gain of $ 280. Historically, the Company manufactured its products through PD. As PD is part of a larger cash-flow-generating group, and on its own is not a component of an entity, the terms describes in Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or disposal of Long-Lived Assets" ("SFAS No. 144"), for reporting in discontinued operations of PD have not been met. In October 2002, the Company and the purchaser signed a subcontractor agreement. The subcontracting agreement between the parties provides for manufacturing services to be provided by the purchaser at agreed upon terms. Under the agreement, the Company loaned to the purchaser $ 50 to be paid in 24 monthly installments, commencing January 1, 2003. The loan is secured by 24 promissory notes to be returned upon repayment of the loan.

               The results of operations of PD for the year ended December 31, 2001 and for the nine months ended September 30, 2002, were included in the Company's statements of operations for December 31, 2001 and 2002, respectively.

               The disposal of PD on September 30, 2002, allowed the Company to expand its use of subcontractors in the Far East manufacturing of its power supplies.

          c. The Company depends on two major subcontractors for producing its products. If these manufacturers become unable or unwilling to continue to manufacture the Company's products in required volumes on a timely basis, any resulting manufacturing delays could result in the loss of sales, which could adversely affect operating results and cash position.


NOTE 2:-  SIGNIFICANT ACCOUNTING POLICIES

          The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP").

          a.   Use of estimates:

               The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                                                      DIGITAL POWER CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share data

NOTE 2:-  SIGNIFICANT ACCOUNTING POLICIES (Cont.)

          b.   Financial statements in U.S. dollars:

               The revenues of the Company are generated in U.S. dollars ("dollar"). In addition, the Company's cash flow transactions and costs are incurred in dollars. Company's management believes that the dollar is the primary currency of the economic environment in which the Company operates. Thus, the functional and reporting currency of the Company is the dollar.

               Accordingly, monetary accounts maintained in currencies other than the dollar are remeasured into U.S. dollars in accordance with Statement of Financial Accounting Standard No. 52 "Foreign Currency Translation" ("SFAS No. 52"). All transactions gains and losses of the remeasurement of monetary balance sheet items are reflected in the statements of operations as financial income or expenses, as appropriate.

               The financial statements of a foreign subsidiary whose functional currency has been determined to be its local currency, have been translated into U.S. dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate for the period. The resulting translation adjustments are reported as a component of accumulated other comprehensive income (loss) in shareholders' equity.

          c.   Principles of consolidation:

               The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Intercompany
               transactions    and   balances   have   been    eliminated   upon
               consolidation.

          D.   Cash equivalents:

               Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less.

          e.   Restricted short-term bank deposit:

               The bank deposit with maturities of more than three months but less than one year is included in short-term bank deposits. The restricted deposit is in U.S. dollar and bears interest of 0.6% as of December 31, 2002. The restricted short-term bank deposit is presented at its cost (see also Note 8(b)(1)).

          f.    Inventories:

               Inventories are stated at the lower of cost or market value. Inventory write-offs are provided to cover risks arising from slow-moving items or technological obsolescence.

               Cost is determined  as follows:
               Raw  materials,   parts  and  supplies  -  using  the  "first-in,
               first-out"  method.
               Work-in-progress  -  represents  the cost of manufacturing.

                                                      DIGITAL POWER CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share data

NOTE 2:-      SIGNIFICANT ACCOUNTING POLICIES (Cont.)

               Finished products - on the basis of direct manufacturing costs with the addition of all cable indirect manufacturing costs.

               As of December 31, 2002, the Company and its subsidiary had a provision for slow-moving or obsolete inventory amounting to $ 932.

          g.   Property and equipment:

               Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives, at the following annual rates:

                                                                   %
                                                     --------------------------
          Leasehold improvements                     Over the term of the lease
          Computers, software and related equipment             20 - 33
          Office furniture and equipment                        10 - 20
          Motor vehicles                                        20 - 33


               The Company and its subsidiary's long-lived assets are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets" ("SFAS No. 144"), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell.

               As  of  December  31,  2002,  no  impairment   losses  have  been
               identified.

          h.   Revenue recognition:

               The Company and its subsidiary generate their revenues from the sale of their products. The Company and its subsidiary sell their products through direct and indirect sales force. The sales through indirect sales force also considered as sales to end users.

               Revenues from sales of products are recognized in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101") when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred, the vendor's fee is fixed or determinable, collectibility is probable and no further obligations exists.

                                                      DIGITAL POWER CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share data

NOTE 2:-  SIGNIFICANT ACCOUNTING POLICIES (Cont.)

               Generally, the Company does not grant right of return. Revenues subject to certain stock rotation are deferred until the products are sold to the end customer or until the rotation rights expire. The distributors are allowed, in the sixth month after the initial stock purchase, to rotate stock that has not been sold for other products. This may be repeated each sixth month thereafter for eighteen months, at no more than 25% of distributors previous six months purchases.

          i.   Research and development costs:

               Research and development costs are charged to the statement of operations as incurred.

          j.   Income taxes:

               The Company and its subsidiary account for income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). This Statement prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company and its subsidiary provide a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

          k.   Warranty accrual:

               The Company and its subsidiary provide a warranty at no extra charge for twelve to twenty four months. A provision is recorded for probable costs in connection with warranties, based on the Company's experience. The provision is calculated as 1.5% of the Company's revenues.

          l.   Accounting for stock-based compensation:

               The Company and its subsidiary has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25") in accounting for its employee stock option plans. Under APB No. 25, when the exercise price of the Company's share options is less than the market price of the underlying shares on the date of grant, compensation expense is recognized.

               The Company and its subsidiary apply SFAS No. 123 and Emerging Issues Task Force No. 96-18 "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18") with respect to options issued to non employees. SFAS No. 123 requires use of an option valuation model to measure the fair value of the options at the grant date.

                                                      DIGITAL POWER CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share data

NOTE 2:-  SIGNIFICANT ACCOUNTING POLICIES (Cont.)

               Under Statement of Financial Accounting Standard No. 123 "Accounting for Stock Based compensation ("SFAS No. 123") SFAS No. 123, pro-forma information regarding net earnings (loss) and net earnings (loss) per share is required and has been determined as if the Company had accounted for its employee options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes Option Valuation Model, with the following weighted-average assumptions for 2002 and 2001. Expected volatility of 33.8%, and ranging from 55.0%-125.9% respectively, risk-free interest rates of 1.5% and ranging from 4.23% to 5.6%, respectively, dividend yield of 0% for each year, and a weighted-average expected life of the option of 4 years for each year. Stock compensation, for pro-forma purposes, is amortized over the vesting period.

               Pro forma information under SFAS No. 123:

                                                        Year ended December 31,
                                                        ------------------------
                                                           2002         2001
                                                        ----------   -----------

     Net income (loss) as reported                        $ 290        $ (7,040)
                                                        ==========   ===========
     Pro forma net loss                                   $(317)       $ (7,414)
                                                        ==========   ===========
     Pro forma basic net loss per share                   $(0.07)      $ ( 2.18)
                                                        ==========   ===========
     Pro forma diluted net loss per share                 $(0.07)      $ ( 2.18)
                                                        ==========   ===========


          m.   Fair value of financial instruments:

               The following methods and assumptions were used by the Company and its subsidiary in estimating its fair value disclosures for financial instruments:

               The carrying amounts of cash and cash equivalents, restricted short-term bank deposit, trade receivables, short-term bank credit, and accounts payables approximate their fair value due to the short-term maturity of such instruments.

               The carrying amounts of the long-term loan approximate its fair value.

          n.   Basic and diluted net earnings (loss) per share:

               Basic net earnings (loss) per share is computed based on the weighted average number of Common shares outstanding during each year. Diluted net earnings per share is computed based on the weighted average number of Common shares outstanding during each year, plus dilutive potential Common shares considered outstanding during the year, in accordance with Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS No. 128").

               The total number of shares related to the outstanding options and warrants excluded from the calculations of diluted net earnings
               (loss) per share because these securities are anti-dilutive was 3,110,255 and 3,458,095 for the years ended December 31, 2002 and 2001, respectively.

                                                      DIGITAL POWER CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share data

NOTE 2:-  SIGNIFICANT ACCOUNTING POLICIES (Cont.)

          o.   Concentrations of credit risks:

               Financial instruments that potentially subject the Company and its subsidiary to concentrations of credit risk consist principally of cash and cash equivalents, restricted short-term bank deposit, trade receivables, long-term loan and lease deposits.

               Cash and cash equivalents, and short-term bank deposit are invested in banks in the U.S. and in U.K. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company's and its subsidiary's investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

               Trade receivables of the Company and its subsidiary are mainly derived from sales to customers located primarily in the U.S. and the U.K. The Company performs ongoing credit evaluations of its customers and to date has not experienced any material losses. An allowance for doubtful accounts is determined with respect to those amounts that the Company and its subsidiary have determined to be doubtful of collection.

               The Company has provided a long-term loan to the purchaser of the Mexican subsidiary, amounting to $ 50. The loan is secured by 24 promissory notes of the purchaser.

               The  Company  and  its   subsidiary   has  no   off-balance-sheet
               concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

          p.   Reclassification:

               Certain amounts from prior period referring to cash flow from operating activities have been reclassified to conform to the current period's presentation

          q.   Impact of recently issued accounting standards:

               In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"), which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of that Statement, and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets for Motor Carriers." SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of SFAS No. 145 will have a material impact on its results of operations or financial position.

                                                      DIGITAL POWER CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share data

NOTE 2:-  SIGNIFICANT ACCOUNTING POLICIES (Cont.)

               In June 2002, the FASB issues Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which addresses significant issue regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for all exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its results of operations or financial position.

               In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" ("FIN No. 45"). FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. It also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded. The disclosure provisions of FIN No. 45 are effective for financial statements of interim or annual periods that end after December 15, 2002, and the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. The Company does not expect the adoption of FIN No. 45 to have a material impact on its results of operations or financial position.


NOTE 3:-  OTHER CURRENT ASSETS
                                                                  December 31,
                                                                     2002
                                                                ----------------

          Prepaid expenses                                   $         81
          Current maturities of long-term loan to the
            purchaser of a subsidiary (see also Note 1b)               25
          Other                                                        28
                                                                ----------------
                                                             $        134
                                                                ================

NOTE 4:-  INVENTORIES

          Raw materials, parts and supplies                   $     1,088
          Work in progress                                            206
          Finished products                                           157
                                                                ----------------

                                                              $     1,451
                                                                ================

                                                      DIGITAL POWER CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share data

NOTE 5:-  PROPERTY AND EQUIPMENT

                                                                 December 31,
                                                                     2002
                                                                 ------------
          Cost:
           Computers, software and related equipment              $     518
           Office furniture and equipment                               438
           Leasehold improvements                                       417
           Motor vehicles                                               102
                                                                 ------------

                                                                      1,475
                                                                 ------------

          Accumulated depreciation                                    1,111
                                                                 ------------

          Depreciated cost                                        $     364
                                                                 ============

          Depreciation expenses for the years ended December 31, 2002 and 2001 were $ 298 and $ 379, respectively.

          As for charges see Note 8(b)(2).


NOTE 6:-  SHORT TERM BANK CREDIT

          a. The Company has a $ 1,000 line of credit since May 2002, from Silicon Valley Bank ("SVB"). The Company can borrow up to $ 600 at SVB's prime rate (totaling 4.25% at December 31, 2002) and up to another $ 400 at SVB's prime rate plus 2%. Interest only is payable on a monthly basis. The maturity date of the line of credit is May 29, 2003. As of December 31, 2002, the Company has unutilized credit line amounting $ 750.

               Under the terms of the agreement, the Company is required to maintain certain ratios and be in compliance with other covenants in order to use the $ 400 line of credit (see also Notes 8(b)(1), 8(b)(2) and 9(e)).

          b. The Company's subsidiary has a $ 483 bank overdraft facility pursuant to a loan agreement. Borrowing under this line of credit bears interest of 1.75% per annum over the bank's base rate (totaling 5.75% at December 31, 2002). Interest only, is payable monthly with outstanding principal due on demand. If no demand is made, the outstanding principal and accrued interest is due on March 31, 2003. At December 2002, no principal or accrued interest was outstanding (see also Note 8(b)(2)).

                                                      DIGITAL POWER CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share data

NOTE 7:-  OTHER CURRENT LIABILITIES

                                                              December 31,
                                                                 2002
                                                         -------------------

          Accrued payroll and payroll taxes                     $  47
          Warranty accrual                                        107
          Government authorities                                  127
          Accrued expenses                                        464
          Accrued commissions                                      98
          Deferred revenues                                        75
          Other                                                    56
                                                         -------------------
                                                                $ 974
                                                         ===================


NOTE 8:-  COMMITMENTS AND CONTINGENT LIABILITIES

          a.   Lease commitments:

               The Company and its subsidiary rent their facilities and vehicles under various operating lease agreements, which expire on various dates, the latest of which is in 2006. Future rental commitments under non-cancelable are as follows:

                                             Year ended
                                            December 31,
                                         ------------------

                      2003                $           279
                      2004                            318
                      2005                            274
                      2006                            129
                                         ------------------

                                          $         1,000
                                         ==================

               Total rent expenses for the years ended December 31, 2002 and 2001, were approximately $ 282, and $ 350, respectively.

          b.   Charges and guarantees:

               1. The bank pledged the Company's short-term bank deposit on account of the Company's line of credit.

               2. The Company and its subsidiary have an unlimited floating charge on all their property and assets as a security for a line of credit from their respective banks.

               3. The Company's subsidiary has obtained bank guarantees of $ 87 to secure up front payments received by the subsidiary's customers and as a security for future lease payments.

                                                      DIGITAL POWER CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share data

NOTE 9:-  SHAREHOLDERS' EQUITY

          a.   Preferred shares:

               The Preferred stock has one series authorized, 500,000 shares of Series A cumulative redeemable convertible preferred shares
               ("Series A"), and an additional 1,500,000 shares of preferred shares has been authorized, but the rights, preferences, privileges and restrictions on these shares have not been determined. DPC's Board of Directors is authorized to create a new series of preferred shares and determine the number of shares as well as the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred shares. As of December 31, 2002, there were no shares issued or outstanding.

          b.   Common shares:

               Common shares confer upon the holders the right to receive notice to participate and vote in the General Meeting of Shareholders of the Company, the right to receive dividends, if and when declared, and the right to participate in a distribution of surplus of assets upon liquidation of the Company.

               In September 2001, the Company executed a securities purchase agreement with Telkoor Telecom, Ltd. ("Telkoor") for cash proceeds of $ 1,250, in exchange for the purchase of 1,250,000 Common shares; issuance of 900,000 warrants to purchase Common shares at an exercise price of $ 1.25 per share, and an additional 1,000,000 warrants to purchase Common shares at an exercise price of $ 1.50 per share. The warrants vested immediately. The 900,000 warrants will expire sixty days after the Company files its Form 10KSB for the year ended December 31, 2002, and the 1,000,000 warrants will expire on December 31, 2003.

          c.   Stock Option Plans:

               1. Under the Company's stock option plans (the "plans") options may be granted to employees, officers, consultants, service providers and directors of the Company or its subsidiary.

               2. As of December 31, 2002, the Company has authorized by several Incentive Share Option Plans, the grant of options to officers, management, other key employees and others of up to 2,209,500 of the Company's Common shares. As of December 31, 2002, an aggregate of 310,728 of the Company's options are still available for future grant.

               3. The options granted generally become fully exercisable after four years and expire no later than 10 years from the approval date of the option plan under terms of grant. Any options which are forfeited or cancelled before expiration become available for future grants.

                                                      DIGITAL POWER CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share data

NOTE 9:-  SHAREHOLDERS' EQUITY (Cont.)

               A summary of the Company's employees share option activity, (except options to consultants and service providers) and related information is as follows:



                                                                                      Year ended December 31,
                                                                  -----------------------------------------------------------
                                                                               2002                          2001
                                                                  ----------------------------- -----------------------------
                                                                                    Weighted                     Weighted
                                                                      Amount         average      Amount          average
                                                                        of          exercise        of           exercise
                                                                     options         price        options         price
                                                                  -------------- -------------- -------------- --------------
                                                                                       $                             $
                                                                                 --------------                --------------

                      Outstanding at the beginning of the year     1,543,095         1.74        938,720           2.39
                      Granted                                         70,000         0.58        691,000           0.90
                      Exercised                                         -             -             -               -
                      Forfeited                                    ( 422,840)        1.58        (86,625)          2.10
                                                                  --------------                --------------

                      Outstanding at the end of the year           1,190,255         1.38       1,543,095          1.74
                                                                  ============== ============== ============== ==============

                      Exercisable options at the end of the
                        year                                        771,255         1.65           769,296          2.26
                                                                  ============== ============== ============== ==============

               All options granted during the two years in the period ended December 31, 2002 were at an exercise price that is equal to the fair value of the stock at the grant date.

               The options outstanding as of December 31, 2002, have been classified by exercise price, as follows:

                                            Options           Weighted                         Options          Weighted
                                          outstanding         average         Weighted       exercisable        average
                                             of as           remaining        average           as of        exercise price
                         Exercise         December 31,      contractual       exercise      December 31,       of options
                          price               2002              life           price            2002          exercisable
                    ------------------  ----------------  ----------------  ------------  ----------------- ----------------
                            $                                  Years            $                                  $
                    ------------------                    ---------------- --------------                   ----------------

                        0.48-0.55            60,000             9.67           0.54               -                -
                        0.70-1.02           527,000             8.95           0.71            234,250            0.69
                      1.5625-1.8125         183,915             5.85           1.65            163,570            1.66
                         2-2.375            419,340             4.57           2.28            365,935            2.27
                                        ----------------                                  -----------------

                                          1,190,255                            1.38            771,255            1.65
                                        ================                   ============== ================= ================

                                       F - 19

                                                      DIGITAL POWER CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share data

NOTE 9:-  SHAREHOLDERS' EQUITY (Cont.)

          d.   Warrants and options issued to service providers and consultants:

               1. The Company's outstanding options to consultants and service providers as of December 31, 2002, are as follows:

                    Options for       Exercise
                      Common         price per     Options       Exercisable
    Issuance date     shares          share       exercisable     through
    -------------   ------------    ----------    -----------    --------------
    January 2002     100,000        $   3           100,000          *) -
                    ============    ===========   ===========    ===============
    August 2002       10,000        $   1            10,000          *) -
                    ============    ===========   ===========    ===============
    November 2002     10,000        $   1            10,000          *) -
                    ============    ===========   ===========    ===============

     *)    10 years from the date of grant.

     During 2002, none of the options were exercised.

               2. The Company had accounted for its options to consultants and service providers under the fair value method of SFAS No. 123, EITF 96-18 and Emerging Issues Task Force No. 00-18, "Accounting Recognition for certain Transactions Involving Equity Instruments Granted to Other Than Employees" ("EITF 00-18"). The fair value for these options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates of 1.5%, dividend yields of 0%, volatility factors of the expected market price of the Company's Commons shares ranging from 55.0% to 91.5%, and a contractual life of the options of approximately 10 years.

               3. The Company recorded compensation expenses of $ 84 during 2002 related to the consultants and service providers' options.

          e.   Warrants issued for financing transaction:

               In connection with the line of credit received in May 2002, the Company issued to Silicon Valley Bank, a warrant to purchase up to 40,000 shares of Common Stock. These options vested immediately. The exercise price of the warrants is $ 1.

               The Company recorded a compensation expense in the amount of $ 20, which was amortized ratably over a period of one year out of which $ 12 was recorded as financial expenses and $ 8 as prepaid expenses. This transaction was accounted for in accordance with Accounting Principals Board Opinion No. 14, "Accounting for Convertible Debt and Issued with Stock Purchase Warrants" ("APB No. 14").

                                                      DIGITAL POWER CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share data

NOTE 9:-  SHAREHOLDERS' EQUITY (Cont.)

               The fair value for this warrants was determined using a Black-Scholes pricing model assuming a risk-free interest rate of 1.5%, dividend yields of 0%, a volatility factor of the expected market price of the Company's Common shares of 90.7% and contractual life of the warrants of 10 years.

          f.   Employee Stock Ownership Plan:

               The Company has an Employee Stock Ownership Plan ("ESOP") covering eligible employees. The ESOP provides for the Employee Stock Ownership Trust ("ESOT") to distribute shares of the Company's Common stock as retirement benefits to the participants. The Company did not distribute shares ever since 1998. As of December 31, 2002, the outstanding Common shares held by the ESOT are 167,504.

          g.   Dividends:

               In the event that cash dividends are declared in the future, such dividends will be paid in US dollars. The Company does not intend to pay cash dividends in the foreseeable future.


NOTE 10:- TAXES ON INCOME

          a.   Taxes on income is comprised as follows:

                                                       Year ended December 31,
                                                       ------------------------
                                                          2002        2001
                                                       ----------   -----------
               Current taxes                           $ (119)      $   36
               Benefit (deferred income) taxes            649         (335)
                                                       ----------   -----------
                                                       $  530       $ (299)
                                                       ==========   ===========
               Domestic                                $  649       $ (351)
               Foreign                                   (119)          52
                                                       ----------   -----------
                                                       $  530       $ (299)
                                                       ===========  ===========

          b.   Deferred in come taxes:

               Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                      DIGITAL POWER CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share data

NOTE 10:- TAXES ON INCOME (Cont.)

                                                               December 31,
                                                            -------------------
                                                              2002       2001
                                                            ---------  --------
Operating loss and capital loss carryforward                $ 2,112   $ 1,936
Goodwill                                                         -        505
Reserves and allowances                                         109       131
                                                            ---------  --------

Net deferred tax asset before valuation allowance             2,221     2,572
Valuation allowance                                          (1,572)   (2,572)
                                                            ---------  --------
Net deferred tax asset                                      $   649   $    -
                                                            =========  ========

Domestic                                                    $   649   $    -
Foreign                                                          -         -
                                                            ---------  --------
                                                            $   649   $    -
                                                            =========  ========

               As of December 31, 2002, the Company recorded a deferred tax asset of $ 649, relating to the Company's carryback losses of 2001 and 2002. A valuation allowance was recorded due to the uncertainty of the tax asset's future realization. As of December 31, 2002, the Company and its subsidiary provided a valuation allowance of $ 1,572, in respect of deferred tax assets resulting from short-term temporary differences and depreciation charged in advance of a capital allowance taken and from carryforward losses. During fiscal year 2002, the Company realized certain deferred tax assets and reduced the valuation allowance by $ 1,000, to $ 1,572.

               Management  currently  believes  that since the  Company  and its subsidiary have a history of losses it is more likely than not that the deferred tax assets regarding the remainder of the loss carryforwards and other temporary differences will not be realized in the foreseeable future.

          c.   Net operating losses carryforwards:

               As of December 31, 2002, the Company had approximately $ 4,000 in federal net operating loss carryforwards for income tax purposes, which can be carried forward and offset against taxable income for 20 years and expire in 2020-2022.

               Utilization of U.S. net operating losses may be subject to substantial annual limitation, due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

          d. The main reconciling item from the statutory tax rate of the Company to the effective tax rate is the recognition of tax benefits related to the Company's carryback losses of 2001 and 2002.

                                                      DIGITAL POWER CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share data

NOTE 10:- TAXES ON INCOME (Cont.)

          e. Net loss before tax benefit (taxes on income) consists of the following:

                                                     Year ended December 31,
                                                  -----------------------------
                                                       2002          2001
                                                  -------------  --------------

               Domestic (U.S.)                    $   (498)      $ (6,483)
               Foreign (U.K.)                          258           (258)
                                                  -------------  --------------

                                                  $   (240)      $ (6,741)
                                                  =============  ==============


NOTE 11:- RELATED PARTY TRANSACTIONS

          The balances with and the results of operations from transactions with Telkoor, a related party, were as follows:

                                                                 December 31,
                                                                     2002
                                                              -----------------
          Balance:
            Intercompany account *)                                 $ 280
                                                              =================


                                                       Year ended December 31,
                                                      -------------------------
                                                           2002        2001
                                                      ------------  -----------
          Purchases of products from Telkoor           $    406       $    7
                                                      ============  ===========

          *) Transactions with Telkoor derive mainly form purchases of power supplies from Telkoor.

                                                      DIGITAL POWER CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share data

NOTE 12:- SEGMENTS, MAJOR  CUSTOMERS AND GEOGRAPHICAL INFORMATION

          The Company has two reportable geographic segments, see note 1a for a brief description of the Company's business. The data is presented in accordance with Statement of Financial Accounting Standard No.131, "Disclosure About Segments of an Enterprise and Related Information ("SFAS No. 131").

          The following data presents the revenues expenditures and other operating data of the Company's geographic operating segments:

                                                                          Year ended December 31, 2002
                                                    ------------------------------------------------------------------------
                                                          DPC                 DPL           Eliminations          Total
                                                    ----------------    ---------------    ---------------   ---------------
              Revenues                               $       4,348       $       4,427      $           -     $      8,775

              Intersegment revenues                            383                 -                 (383)             -
                                                    ----------------    ---------------    ---------------   ---------------

              Total revenues                         $       4,731       $       4,427      $        (383)    $      8,775
                                                    ================    ===============    ===============   ===============

              Depreciation expense                   $         184       $         114      $           -     $        298
                                                    ================    ===============    ===============   ===============

              Operating income (loss)                $        (761)      $         235      $           -     $       (526)
                                                    ================    ===============    ===============   ===============

              Capital gain from disposal of a
                 subsidiary                          $         280       $           -      $           -     $        280
                                                    ================    ===============    ===============   ===============

              Financial income, net                                                                           $          6
                                                                                                             ===============

              Income (loss) before income taxes                                                               $       (240)
                                                                                                             ===============

              Tax benefit (taxes on income)          $         649       $        (119)     $           -     $        530
                                                    ================    ===============    ===============   ===============

              Net income                             $         151       $         139      $           -     $        290
                                                    ================    ===============    ===============   ===============

              Expenditures for segment assets as
                 of December 31, 2002                $          13       $          24      $           -     $         37
                                                    ================    ===============    ===============   ===============

              Identifiable assets as of
                 December 31, 2002                    $       2,292       $       2,898      $           -     $      5,190
                                                    ================    ===============    ===============   ===============


                                                      DIGITAL POWER CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share data

NOTE 12:- SEGMENTS CUSTOMERS AND GEOGRAPHICAL INFORMATION (Cont.)


                                                                         Year ended December 31, 2001
                                                   ------------------------------------------------------------------------
                                                         DPC                DPL            Eliminations         Total
                                                   ---------------    ----------------    --------------    --------------

              Revenues                              $       6,476      $        3,854      $          -      $     10,330

              Intersegment revenues                           600                 -                (600)              -
                                                   ---------------    ----------------    --------------    --------------

              Total revenues                        $       7,076      $        3,854      $       (600)     $     10,330
                                                   ===============    ================    ==============    ==============

              Depreciation and amortization         $         336      $          115      $          -      $        451
                                                   ===============    ================    ==============    ==============

              Operating loss                                                                                 $     (6,663)
                                                                                                            ==============

              Financial expenses, net                                                                        $        (51)
                                                                                                            ==============

              Loss before tax benefit (taxes on
                 income)                                                                                     $     (6,741)
                                                                                                            ==============

              Tax benefit (taxes on income)         $         362      $          (63)     $          -      $        299
                                                   ===============    ================    ==============    ==============

              Net income (loss)                     $      (6,768)     $         (272)     $          -      $     (7,040)
                                                   ===============    ================    ==============    ==============

              Expenditures for segment assets
                 as of December 31, 2002            $         110      $           23      $          -      $        133
                                                   ===============    ================    ==============    ==============

              Identifiable assets as of
                 December 31, 2002                  $       3,951      $        2,562      $          -      $      6,513
                                                   ===============    ================    ==============    ==============
