Form 10KSB/A
period 2002-12-31
DIGITAL POWER CORP
filed 2003-04-30
CIK 896493

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
               For the transition period from _____ to _____

                            DIGITAL POWER CORPORATION
             (Exact name of registrant as specified in its charter)

           California                     3679                 94-1721931
           ----------                     ----                 ----------
(State or other jurisdiction of     (Primary Standard
incorporation or organization)         Industrial            (I.R.S. Employer
                                   Classification Code)     Identification No.)

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

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the year ended December 31, 2002 were $8,775,000.

As of April 29, 2003, the aggregate market value of the voting common stock held by non-affiliates was approximately $3,571,049 based on the closing price of $0.66 per share.

As of April 29, 2003, the number of shares of common stock outstanding was 5,410,680.

Documents Incorporated by reference.  None

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No  [X]

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act of the Registrant.

--------------------------------------------------------------------------------
     Name                    Position                       Age      Period
     ----                    --------                       ---      ------
Ben-Zion Diamant      Chairman                               53   2001 - Present

David Amitai          President and Chief Executive          61   2001 - Present
                      Officer, Director

Mark L. Thum          Director                               54   2001 - Present

Josef Berger          Director                               52   2002 - Present

Yeheskel Manea        Director                               59   2002 - Present

Youval Menipaz        Director                               53   2002 - Present

Uri Friedlander       Former Chief Financial Officer and     40   2001 - 2002
                      Secretary

Haim Yatim            Chief Financial Officer and            39   2002 - Present
                      Secretary
--------------------------------------------------------------------------------

                                    Directors

     The following is a brief description of the business background of the Company's Directors:

Ben-Zion Diamant                                             Director since 2001

     Mr. Diamant, age 53, has been the Chairman of the Board of the Company since November 2001. He has also been Chairman of the Board of Telkoor Telecom Ltd. since 1994. From 1992-1994, Mr. Diamant was a partner and business development manager of Phascom. From 1989 to 1992, Mr. Diamant was a partner and manager of Rotel Communication. He earned his BA in Political Science from Bar-Ilan University.

David Amitai                                                 Director since 2001

     Mr. Amitai, age 61, has served as President and Chief Executive Officer of the Company since November 2001. He has also served as President and Chief Executive Officer of Telkoor Telecom Ltd. and its subsidiary Telkoor Power Supplies since 1994. Prior to working for Telkoor Telecom Ltd., Mr. Amitai was the founder and General Manager of Tadiran's Microelectronics Division from 1978 to 1989 and the Director of Material and Logistics of Tadiran from 1989 to 1994. Mr. Amitai held positions in engineering and manufacturing at the California base semiconductor companies: Monolithic Memories (MMI) and Fairchild Semi. Mr. Amitai earned his engineering degree from California State University at San Jose, California.

Mark L. Thum                                                 Director since 2001

     Mr. Thum, age 54, has been a Director of the Company since 2001. He is currently Vice President of International Business Development for BAE Systems Information and Electronic Warefare System (formerly Sanders, a Lockheed Martin company, and formerly Loral Electronics Systems). Mr. Thum joined then Loral Electronic Systems in 1993. From 1971 to 1993, Mr. Thum worked for Grumman Aerospace Corporation. From 1989 to 1993, he was Director of Airborne Early Warning Aircraft International Programs. Mr. Thum holds a B.E. in Engineering Science from State University of New York at Stony Brook and a M.S. in Management Engineering from Long Island University.

Josef Berger                                                 Director since 2002

     Dr. Berger, age 52, has served as a Director of the Company since 2002. From 1998 to 2002, Dr. Berger was the Founder, President and Chief Executive Officer of CALY Networks, a company that made high speed wireless Internet access solutions. From 1988 to 1997, Dr. Berger was a Founder, Senior Vice President and Director of Harmonic Inc. (Nasdaq: HLIT), which provides broadband solutions to deliver video, voice and data in Cable TV and Satellite networks. Dr. Berger holds a doctorate in Physics from the Technion Israel Institute of Technology.

Yeheskel Manea                                               Director since 2002

     Mr. Manea, age 59, has served as a Director of the Company since 2002. Since 1996, he has been a Branch Manager of Bank Hapoalim, one of the leading banks in Israel. Mr. Manea has been employed with Bank Hapoalim since 1972. He holds a Bachelors of Science in Economy and Business Administration from Ferris College University of Michigan.

Youval Menipaz                                               Director since 2002

     Mr. Menipaz, age 53, has served as a Director of the Company since 2002. Mr. Menipaz has been the Managing Director of Foriland Investments since 2000, a privately owned company which invests in and manages several companies. Since 1977, he held several executive positions in leading companies within the Israeli market. Among others, he served as the Operation Manager of Osem Industries Ltd, Vice President of Elite Industries Ltd, President of Supershuk Greenberg Ltd. Mr. Menipaz holds a Bachelors of Science in Industrial Engineering from the Technion, the Israeli Institute of Technology.

     Mr. Menha's daughter is married to Mr. Diamont's son. Mr. Menipaz is the son of Mr. Amitai's cousin. There are no other family relationships between any of the officers, directors or nominees.

                               Executive Officers

The following is a brief description of the business background of the Company's officers:

     The biographies of Messers. Diamant and Amitai can be found above under Directors.

Uri Friedlander                                        Officer from 2001 to 2002

     Mr. Friedlander, age 40, was Chief Financial Officer of the Company from November 2001 to August 2002. He has been the Chief Financial Officer of Telkoor Telecom Ltd. and its subsidiaries since 1997. From 1991 to 1996, Mr. Friedlander was a controller of International Technology Lasers Ltd. and Quality Power Supplies Ltd., members of Clal Electronics Group. From 1986 until 1990, he served as auditor for Lyoboshitz Kasirer (currently Arthur Andersen) Public Accountants. Mr. Friedlander received a B.A. degree in Accounting and Economics from Tel-Aviv University.

Haim Yatim                                                    Officer since 2002

     Mr. Yatim, age 39, was appointed as the Company's Chief Financial Officer in August 2002. From 2000 to 2002, he was a partner at Ernst & Young. From 1995 until 2000, he was an auditor with Ernst & Young. From 1992 to 1994, he was an Auditor at Almagor. Mr. Yatim is a certified public accountant. Mr. Yatim received a B.A. degree in Accounting and Economics from Tel-Aviv University.

                             SECTION 16 TRANSACTIONS

     Section 16(a) of the Exchange Act requires our executive officers and directors to file reports of ownership and changes in ownership of our common stock with the SEC. Executive officers and directors are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

     Based solely upon a review of Forms 3, 4 and 5 delivered to the Securities and Exchange Commission ("Commission") during fiscal year 2002, all current directors and officers of the Company timely filed all required reports pursuant to Section 16(a) of the Securities Exchange Act of 1934, except Yeheskel Manea, Haim Yatim, and Youval Menipaz who were late filing their Form 3's, which each reported one transaction.

Item 10.  Executive Compensation.

                  EXECUTIVE COMPENSATION AND OTHER TRANSACTIONS

     This table lists the aggregate cash compensation paid in the past three years for all services of the Chief Executive Officer and other persons who earned over $100,000 last fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                                                         Long Term Compensation
                               Annual Compensation                       Awards                  Payouts
                         ------------------------------    ---------------------------   ------------------------

       Name and                            Other Annual     Restricted    Securities      LTIP
  Principal Position     Year    Salary    Compensation        Stock      Underlying     Payouts      All Other
                                               ($)          Award(s)($)   Options (#)      ($)      Compensation
-------------------------------------------------------    ---------------------------   ------------------------
David Amitai,            2002  $     0     $166,850(1)          $0             0           $0            $0
President and Chief      2001  $     0(1)  $ 14,428(1)          $0         200,000(2)      $0            $0
Executive Officer


Robert O. Smith,         2002  $     0     $1,00,000            $0         100,000(3)      $0            $0
Consultant and Former    2001  $125,851        $0               $0         100,000(4)      $0            $0
President and Chief      2000  $200,000        $0               $0         100,000(4)      $0            $0
Executive Officer
-------------------------------------------------------    ---------------------------   ------------------------

     (1) For the years ended December 31, 2001 and 2002, the Company did not pay Mr. Amitai a salary, but did reimburse him for certain expenses related to living in the United States and his services to the Company, including rent, telephone, car and other related expenses. For the year ended December 31, 2002, Mr. Amitai's expenses were $166,850 including $54,400 that will be reimbursed in 2003. Such amount has been grossed up such that Mr. Amitai does not incur U.S. Federal and State income tax on such expenses.
     (2) Represents options to purchase 200,000 shares of common stock at $0.70 per share.
     (3) Pursuant to Mr. Smith's consulting agreement, he in entitled to receive options to purchase 100,000 at $3.00 per share on the first business day of the year.
     (4) Pursuant to Mr. Smith's former employment contract, he was entitled to receive options to purchase 100,000 shares of common stock each year. The exercise price for year 2001 was $1.63 and year 2000 was $1.5625.

Employment Agreements

     On November 16, 2001, the Company and Mr. Robert Smith entered into a consulting agreement for a period of three years. Under the Consulting Agreement, Mr. Smith is paid $100,000 per year and granted options to purchase 100,000 shares of common stock each year.

Options Granted in Last Fiscal Year

                                Individual Grants

================================================================================
                     Number of
                     Securities    Percent of Total
                     Underlying   Options Granted to
                      Options       Employees in      Exercise Base   Expiration
    Name              Granted        Fiscal Year       Price ($/sh)      Date
================================================================================

David Amitai             0               0%                -              -
--------------------------------------------------------------------------------

Robert O. Smith       100,000           59%              $3.00          1/2012
================================================================================


                         Ten-Year Options/SAR Repricings

     There were no repricing of options for the fiscal year ended December 31, 2002.

Aggregated  Option  Exercises  in Last  Fiscal Year and Fiscal  Year-End  Option
Values

     The following table sets forth executive officer options exercised and option values for fiscal year ended December 31, 2002 for all executive officers at the end of the year.

================================================================================
                                        Number of Options   Value of Unexercised
                   Shares                      at           Options In-the-Money
                  Acquired              December 31, 2002   at December 31, 2002
                     or        Value     (Exercisable/         (Exercisable/
Name              Exercised   Realized   Unexercisable)      Unexercisable)(1)
================================================================================

David Amitai         -0-        -0-      100,000/100,000           0/0
================================================================================

Robert O. Smith      -0-        -0-         411,500/0              0/0
================================================================================

Footnotes to Table
------------------
(1)     Market price at December 31, 2002 for a share of common stock was $0.52.

Directors' Compensation

     All directors who are not employees of the Company are paid $10,000 per annum paid quarterly and granted options to purchase 10,000 shares of common stock vesting upon completion of one year of service.

Item 11. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters

                                 STOCK OWNERSHIP

     The  following  table shows the amount of our shares of common  stock (AMEX
Symbol: DPW) beneficially owned (unless otherwise indicated) by each shareholder known by us to be the beneficial owner of more than 5% of our common stock, by each of our directors and nominees and the executive officers, directors and nominees as a group. As of April 29, 2003, there were 5,410,680 shares of common stock outstanding. All information is as of April 29, 2003. Unless indicated otherwise, the address of all shareholders listed is Digital Power Corporation, 41920 Christy Street, Fremont, California 94538.

--------------------------------------------------------------------------------
                                                    Shares Beneficially
                                                          Owned(1)
                                                          --------
Name  & Address of Beneficial Owner              Number            Percent
-----------------------------------              ------            -------
Telkoor Telecom Ltd.                             3,150,000(2)        49.1%
5 Giborei Israel
Netanya 42293
Israel

Ben-Zion Diamant                                 3,250,000(3)        49.9%

David Amitai                                     3,417,504(4)        52.5%

Josef Berger                                        10,000(5)          *

Mark L. Thum                                        10,000(5)          *

Yeheskel Manea                                         0               *

Youval Menipaz                                         0               *

Digital Power ESOP                                 167,504            3.1%

Robert O. Smith                                    511,500(6)         8.0%

Barry W. Blank                                     450,800            8.3%
P.O. Box 32056
Phoenix, AZ  85064

All directors and executive
officers as a group                              3,537,504(7)        53.4%
(7 persons)
--------------------------------------------------------------------------------

Footnotes to Table
------------------
*     Less than one percent.

(1) Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.
(2) Includes 2,150,000 shares and warrants to purchase 1,000,000 shares.
(3) Mr. Diamant serves as a director of Telkoor Telecom Ltd. Includes options to purchase 100,000 shares owned by Mr. Diamant and 2,150,000 shares and warrants to purchase 1,000,000 shares beneficially owned by Telkoor Telecom, which may also be deemed beneficially owned by Mr. Diamant.

(4) Mr. Amitai serves as a director of Telkoor Telecom Ltd. Includes (i) options to purchase 100,000 shares owned by Mr. Amitai, (ii) 2,150,000 shares and warrants to purchase 1,000,000 shares beneficially owned by Telkoor Telecom, which may also be deemed beneficially owned by Mr. Diamant, and
    (iii) 167,504 shares owned by Digital Power ESOP of which Mr. Amitai is a trustee and may be deemed a beneficial owner.
(5) Includes options to purchase 10,000 shares exercisable within 60 days.
(6) Represents 511,500 shares subject to options exercisable within 60 days.
(7) Includes options to purchase 220,000 shares and warrants to purchase 1,000,000 shares exercisable within 60 days.

Equity Compensation Plan Information

Compensation Plan Table

     The following table provides aggregate information as of the end of the fiscal year ended December 31, 2002 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

--------------------------------------------------------------------------------------------------------------------
        Plan category          Number of securities to be    Weighted-average exercise      Number of securities
                                issued upon exercise of        price of outstanding        remaining available for
                                  outstanding options,     options, warrants and rights     future issuance under
                                  warrants and rights                                     equity compensation plans
                                                                                            (excluding securities
                                                                                          reflected in column (a))
                                          (a)                           (b)                          (c)
--------------------------------------------------------------------------------------------------------------------
  Equity compensation plans            1,300,255                       $1.52                       310,728
approved by security holders
--------------------------------------------------------------------------------------------------------------------
  Equity compensation plans                0                             -                            0
  not approved by security
           holders
--------------------------------------------------------------------------------------------------------------------
            Total                      1,300,255                       $1.52                       310,728
--------------------------------------------------------------------------------------------------------------------

Item 12.  Certain Relationships and Related Transactions.

     On March 31, 2003, we entered into an agreement to sell 900,000 shares of common stock to Telkoor Telecom Ltd. for a net purchase price of $600,000. As a part of the transaction, Telkoor Telecom Ltd.'s warrant to purchase 900,000 shares was canceled. The 900,000 warrant would have expired on May 23, 2003. Our Chairman, Mr. Diamant owns 42.45% and our President and Chief Executive Officer, Mr. Amitai owns 39.98% of the outstanding shares of Telkoor Telecom Ltd.

Item 13.  Exhibits and Reports on Form 8-K.

(a)   Exhibits

3.1      Amended  and  Restated  Articles  of  Incorporation  of  Digital  Power
         Corporation(1)
3.2      Amendment to Articles of Incorporation(1)
3.3      Bylaws of Digital Power Corporation(1)
4.1      Specimen Common Stock Certificate(2)
4.2      Specimen Warrant(1)
4.3      Representative's Warrant(1)
10.1     1996 Stock Option Plan(1)
10.2     Gresham Power Asset Purchase Agreement(3)
10.3     1998 Stock Option Plan(4)
10.4     Loan Commitment and Letter Agreement(4)
10.5     Promissory Note(4)
10.6 Securities Purchase Agreement Between the Digital Power Corporation and Telkoor Telecom, Ltd(5)
10.7     2002 Stock Option Plan(6)
10.8     Agreement for the Purchase and Sell of Poder Digital [translation](7)
21.1 Digital Power's sole subsidiary is Digital Power Limited, a corporation formed under the laws of the United Kingdom.
23.1     Consent of Ernst & Young(7)
23.2     Consent of Hein + Associates LLP(7)
99.1     Certification of Digital Power's CEO and CFO.

(1) Previously filed with the Commission on October 16, 1996, to Digital Power's Registration Statement on Form SB-2.
(2) Previously filed with the Commission on December 3, 1996, to Digital Power's Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2.
(3) Previously filed with the Commission on February 2, 1998, to Digital Power's Form 8-K.
(4) Previously filed with the Commission with its Form 10-KSB for the year ended December 31, 1998.
(5) Previously filed with the Commission with its Form 8-K filed November 21, 2001.
(6) Previously filed with the Commission on Digital Power's Proxy Statement for the meeting on September 23, 2002.
(7) Previously filed with the Commission with its Form 10-KSB for the year ended December 31, 2002.

(b)   Reports on Form 8-K

      Date of Report       Date of Event        Item Reported
      --------------       -------------        -------------
      October 18, 2002     October 17, 2002     Results of the Annual Meeting of
                                                Shareholders

Item 14.  Controls and Procedures

     Within the 90 days prior to the date of this Form 10-KSB/A-1, Digital Power carried out an evaluation, under the supervision and with the participation of Digital Power's management, including Digital Power's Chief Executive Officer along with Digital Power's Chief Financial Officer, of the effectiveness of the design and operation of Digital Power's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, Digital

Power's Chief Executive Officer along with Digital Power's Chief Financial Officer concluded that the Digital Power's disclosure controls and procedures are effective in timely alerting them to material information relating to Digital Power required to be included in this Form 10-KSB/A-1.

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

                                                DIGITAL POWER CORPORATION,
                                                a California Corporation



Dated: April 30, 2003                           /S/ DAVID AMITAI
                                                _________________________
                                                David Amitai,
                                                Chief Executive Officer
                                                (Principal Executive Officer)




Dated: April 30, 2003                           /S/ HAIM YATIM
                                                _________________________
                                                Haim Yatim,
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)

                                  CERTIFICATION
                                  -------------

I, David Amitai, Chief Executive Officer for Digital Power Corporation, certify that:

1. I have reviewed this annual report on Form 10-KSB/A-1 of Digital Power Corporation;

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


Dated:  April 30, 2003                          /S/ DAVID AMITAI
                                                _________________________
                                                David Amitai
                                                Chief Executive Officer
                                                (Principal Executive Officer)

                                  CERTIFICATION
                                  -------------

I, Haim Yatim, Chief Financial Officer for Digital Power Corporation, certify that:

1. I have reviewed this annual report on Form 10-KSB/A-1 of Digital Power Corporation;

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


Dated:  April 30, 2003              /S/ HAIM YATIM
                                    ________________
                                    Haim Yatim
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)