Form 10QSB
period 2003-03-31
DIGITAL POWER CORP
filed 2003-05-13
CIK 896493

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

COMMISSION FILE NUMBER   1-12711


                            DIGITAL POWER CORPORATION
        (Exact name of small business issuer as specified in its charter)


             California                              94-1721931
             ----------                              ----------
   (State or other jurisdiction of                 (IRS Employer
    incorporation or organization)               Identification No.)


                  41920 Christy Street, Fremont, CA 94538-3158
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (510) 657-2635
                                 --------------
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes |X| No |_|

Number of shares of common stock outstanding as of March 31, 2003: 4,510,680

                            DIGITAL POWER CORPORATION


                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                              AS OF MARCH 31, 2003


                                 IN U.S. DOLLARS


                                    UNAUDITED




                                      INDEX



                                                                                                               Page
                                                                                                          ----------------

Review Report of Unaudited Interim Consolidated Financial Statements                                             3

Consolidated Balance Sheets                                                                                    4 - 5

Consolidated Statements of Operations                                                                            6

Statements of Changes in Shareholders' Equity                                                                    7

Consolidated Statements of Cash Flows                                                                            8

Notes to Consolidated Financial Statements                                                                    9 - 14




                                 - - - - - - - -


[Graphic omitted]
ERNST & YOUNG               Kost Forer & Gabbay           Phone: 972-3-6232525
                            3 Aminadav St.                Fax:   972-3-5622555
                            Tel-Aviv 67067, Israel




The Board of Directors
Digital Power Corporation
-------------------------

               Re: Review report of unaudited interim consolidated financial statements as of and for the three-month  period ended March 31, 2003
                    ------------------------------------------------------------


     We have reviewed the accompanying consolidated balance sheet of Digital Power Corporation ("the Company") and its subsidiary as of March 31, 2003, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the three-month period ended March 31, 2003, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the Company's management. The interim consolidated financial statements of the Company and its subsidiaries for the three-month period ended March 31, 2002 were reviewed by other accountants, whose report dated May 13, 2002, stated that they were not aware of any material modification that should be made to those statements for them to be in conformity with accounting principles generally accepted in the United States.

     A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements at March 31, 2003, and the three-month period then ended in order for them to be in conformity with accounting principles generally accepted in the United States.





                                                       /s/KOST FORER & GABBAY
Tel-Aviv, Israel                                       KOST FORER & GABBAY
May 9, 2003                                            A Member of Ernst & Young
                                                               Global

                            DIGITAL POWER CORPORATION
                            -------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. dollars in thousands



                                                                                 March 31,                      December
                                                                    -----------------------------------            31,
                                                                         2003                2002                 2002
                                                                    ---------------    ----------------   ------------------
                                                                                 Unaudited
                                                                    -----------------------------------
     ASSETS

 CURRENT ASSETS:
   Cash and cash equivalents                                         $         684      $        1,382     $          616
   Restricted short-term bank deposit                                          600                   -                600
   Trade receivables, net of doubtful accounts of
     $ 39, $ 303 and $ 39 at March 31, 2003, March
     31, 2002 and December 31, 2002, respectively                            1,756               1,944              1,982
   Deferred income taxes                                                       307                   -                649
   Other current assets                                                        147                 235                134
   Inventories                                                               1,433               1,618              1,451
                                                                    ---------------    ----------------   ------------------

 Total current assets                                                        4,927               5,179              5,432
 -----                                                              ---------------    ----------------   ------------------

 OTHER LONG-TERM ASSETS                                                         37                  32                 43
                                                                    ---------------    ----------------   ------------------

 PROPERTY AND EQUIPMENT, NET                                                   341                 739                364
                                                                    ---------------    ----------------   ------------------

 Total assets                                                        $       5,305      $        5,950     $        5,839
 -----                                                              ===============    ================   ==================




The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

                                     - 4 -

                            DIGITAL POWER CORPORATION
                            -------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share data



                                                                                 March 31,                     December
                                                                    -----------------------------------           31,
                                                                         2003                2002                2002
                                                                    ---------------    ----------------   ------------------
                                                                                 Unaudited
                                                                    -----------------------------------
     LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Short-term bank credit                                             $       290        $       552        $        250
   Current maturities of capital lease obligations                             17                 35                  27
   Accounts payable                                                         1,162              1,424               1,349
   Other current liabilities                                                  757              1,452                 974
                                                                    ---------------    ----------------   -------------------

 Total current liabilities                                                  2,226              3,463               2,600
 -----                                                              ---------------    ----------------   -------------------

 LONG-TERM LIABILITIES
   Capital lease obligations, net of current                                    -                 14                   -
  maturities
   Other long-term liabilities                                                  -                 14                   -
                                                                    ---------------    ----------------   -------------------

                                                                                -                 28                   -
                                                                    ---------------    ----------------   -------------------
 SHAREHOLDERS' EQUITY:
  Series A redeemable, convertible preferred
    shares no par value: 500,000 shares authorized,
    0 shares issued and outstanding at March 31,
    2003 and 2002 and December 31, 2002                                         -                  -                   -
  Preferred shares, no par value: 1,500,000 shares
    authorized, 0 shares issued and outstanding at
    March 31, 2003 and 2002 and December 31, 2002                               -                  -                   -
  Common shares, no par value: 10,000,000
    shares authorized; 4,510,680 shares issued and
    outstanding at March 31, 2003 and 2002 and
    December 31, 2002                                                      11,036             11,036              11,036
  Additional paid-in capital                                                  837                733                 837
  Accumulated deficit                                                      (8,597)            (8,968)             (8,482)
  Accumulated other comprehensive loss                                       (197)              (342)               (152)
                                                                    ---------------    ----------------   -------------------

 Total shareholders' equity                                                 3,079              2,459               3,239
 -----                                                              ---------------    ----------------   -------------------

 Total liabilities and shareholders' equity                           $     5,305        $     5,950        $      5,839
 -----                                                              ===============    ================   ===================



The accompanying notes are an integral part of the consolidated financial statements.

                            DIGITAL POWER CORPORATION
                            -------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
           U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA
           ----------------------------------------------------------

                                                                              Three months ended                Year ended
                                                                                  March 31,                    December 31,
                                                                     -----------------------------------
                                                                          2003                2002                 2002
                                                                     ---------------    ----------------   -------------------
                                                                                  Unaudited
                                                                     -----------------------------------

 Revenues                                                             $      2,133       $      2,183        $       8,775
 Cost of revenues                                                            1,538              1,647                6,310
                                                                     ---------------    ----------------   -------------------

 Gross profit                                                                  595                536                2,465
                                                                     ---------------    ----------------   -------------------

 Operating expenses:
   Engineering and product development                                         145                190                  749
   Selling and marketing                                                       259                253                1,014
   General and administrative                                                  310                250                1,228
                                                                     ---------------    ----------------   -------------------

 Total operating expenses                                                      714                693                2,991
 -----                                                               ---------------    ----------------   -------------------

 Operating loss                                                               (119)              (157)                (526)

 Capital gain from disposal of a subsidiary                                      -                  -                  280
 Financial income (expenses), net                                               (4)                (9)                   6
 Other expenses                                                                  -                 (4)                   -
                                                                     ---------------    ----------------   -------------------

 Loss before tax benefit (taxes on income)                                    (123)              (170)                (240)
 Tax benefit (taxes on income)                                                   8                (26)                 530
                                                                     ---------------    ----------------   -------------------

 Net income (loss)                                                    $       (115)      $       (196)       $         290
                                                                     ===============    ================   ===================

 Basic and diluted earnings (loss) per share                          $      (0.03)      $      (0.04)       $         0.06
                                                                     ===============    ================   ===================


The accompanying notes are an integral part of the consolidated financial statements.


                            DIGITAL POWER CORPORATION
                            -------------------------

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
                  U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA
                  --------------------------------------------


                                                                                          Accumulated
                                            Common shares     Additional                     other         Total           Total
                                     ----------------------    paid-in     Accumulated   comprehensive  comprehensive  shareholders'
                                       Number        Amount    capital       deficit         loss       income (loss)      equity
                                     ----------   ---------  -----------   -----------   -------------  --------------  ------------

Balance as of January 1, 2002       4,510,680    $  11,036   $  733       $  (8,772)     $    (312)                    $    2,685

  Stock compensation related
   to warrants issued to bank for
   financing transaction                    -            -       20               -              -                             20
  Stock compensation related to
   options granted to consultants
   and service providers                    -            -       84               -              -                             84
  Comprehensive income:
    Net income                              -            -        -             290              -     $     290              290
    Foreign currency translation
      adjustments                           -            -        -               -            160           160              160
                                   -----------   ----------  ----------   ------------   ------------  -------------   -------------
      Total comprehensive income                                                                       $     450
                                                                                                       =============

Balance as of December 31, 2002     4,510,680       11,036      837          (8,482)          (152)                         3,239

  Comprehensive income:
    Net loss                                -            -        -            (115)             -      $   (115)            (115)
    Foreign currency translation
      adjustments                           -            -        -               -            (45)          (45)             (45)
                                    -----------   ----------   ---------   ------------   ------------  --------------   -----------
      Total comprehensive loss                                                                          $   (160)
                                                                                                        ==============

Balance as of March 31, 2003
       (unaudited)                  4,510,680     $   11,036   $ 837       $  (8,597)     $    (197)                     $  3,079
                                    ===========   ==========   =========   ============   ============                   ===========




The accompanying notes are an integral part of the consolidated financial statements.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
--------------------------------------------------------------------------------
U.S. dollars in thousands


                                                                              Three months ended                Year ended
                                                                                  March 31,                    December 31,
                                                                          2003                2002                 2002
                                                                     ---------------    ----------------   -------------------
                                                                                  Unaudited
                                                                     -----------------------------------
 Cash flows from operating activities:
 ------------------------------------
   Net income (loss)                                                  $       (115)      $       (196)       $         290
   Adjustments required to reconcile net income (loss)
   to net cash provided by operating activities:
     Depreciation and amortization                                              37                 86                  298
     Capital gain from disposal of a subsidiary                                  -                  -                 (280)
     Compensation related to options granted to
      consultants and service providers                                          -                  -                   90
     Decrease in trade receivables                                             204                261                  358
     Decrease (increase) in deferred income taxes, net                         342                  -                 (649)
     Decrease (increase) in other current assets                              (14)                (24)                  40
     Decrease in inventories                                                    3                 381                  634
     Increase in other long-term assets                                         -                   3                    6
     Decrease in accounts payable                                            (178)               (167)                (242)
     Decrease in other current liabilities                                   (213)                (59)                 (15)
     Other                                                                      -                   -                  (14)
                                                                     ---------------    ----------------   -------------------

 Net cash provided by operating activities                                     66                 285                  516
                                                                     ---------------    ----------------   -------------------

 Cash flows from investing activities:
 ------------------------------------
   Restricted short-term bank deposit                                           -                   -                 (600)
   Purchase of property and equipment                                         (19)                 (4)                 (37)
   Proceeds from disposal of a subsidiary                                       -                   -                  (12)
   Investment in long term loan                                                 -                   -                  (50)
   Proceeds from long-term loan                                                 6                   -                    -
                                                                     ---------------    ----------------   -------------------

 Net cash used in investing activities                                        (13)                 (4)                (699)
                                                                     ---------------    ----------------   -------------------

 Cash flows from financing activities:
 -------------------------------------
   Proceeds from short term bank credit                                        40                   -                  250
   Payments made on short-term bank credit                                      -                (100)                (652)
   Principal payments on capital lease obligations                            (10)                (12)                 (21)
                                                                     ---------------    ----------------   -------------------

 Net cash provided by (used in) financing activities                           30                (112)                (423)
                                                                     ---------------    ----------------   -------------------

 Effect of exchange rate changes on cash                                      (15)                (30)                 (21)
                                                                     ---------------    ----------------   -------------------

 Increase (decrease) in cash and cash equivalents                              68                 139                 (627)
 Cash and cash equivalents at the beginning of the
 period                                                                       616               1,243                1,243
                                                                     ---------------    ----------------   -------------------

 Cash and cash equivalents at the end of the period                  $        684       $       1,382        $         616
                                                                     ===============    ================   ===================

 Supplemental disclosure of cash flows activities:
 -------------------------------------------------
   Cash paid during the period for interest                          $          5       $          14        $          26
                                                                     ===============    ================   ===================


The accompanying notes are an integral part of the consolidated financial statements.


NOTE 1:- GENERAL

     Digital Power Corporation ("the Company" or "DPC") was incorporated in 1969, under the General Corporation Law of the state of California. The Company has a wholly-owned subsidiary, Digital Power Limited ("DPL"), located in the United Kingdom. The Company and its subsidiary are currently engaged in the design, manufacture and sale of switching power supplies and converters. The Company has two reportable geographic segments - North America (sales through DPC) and Europe (sales through DPL).


NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES

     a. The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2002, are applied consistently in these financial statements, in addition the following accounting policy is applied:

          The accompanying unaudited consolidated financial statements as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of the financial condition and results of operations, contained in the Company Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2003.


     b.   Accounting for stock-based compensation:

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

          The Company and its subsidiary apply SFAS No. 123, and Emerging Issues Task Force No. 96-18 "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18"), with respect to options issued to non-employees SFAS No. 123 requires use of an option valuation model to measure the fair value of the options at the grant date.

          Under Statement of Financial Accounting Standard No. 123 "Accounting for Stock Based compensation ("SFAS No. 123") SFAS No. 123, proforma information regarding net earnings (loss) and net earnings (loss) per share is required and has been determined as if the Company had accounted for its employee options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes Option Valuation Model, with the following weighted-average assumptions for March 31, 2003, March 31, 2002 and December 31, 2002. Expected volatility of 45.6%, and ranging from 55.0%, 125.9% and 33.8% respectively, risk-free interest rates of 1.5%, ranging from 4.23%, 5.6% and 1.5% respectively, dividend yield of 0% for each period, and a weighted-average expected life of the option of 4 years for each period. Stock compensation, for pro-forma purposes, is amortized over the vesting period.


          The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the fair value method had been applied to all outstanding and unvested awards in each period:


                                                                         Three months ended               Year ended
                                                                             March 31,                   December 31,
                                                                       2003              2002                2002
                                                                  --------------    --------------    ------------------
                                                                             Unaudited
                                                                  --------------------------------

                      Net income (loss), as reported               $     (115)       $     (196)       $         290
                      Deduct: Total stock-based
                        compensation expense
                        determined under fair value
                        method for all awards, net of
                        related tax effect                               (620)             (388)                (607)
                                                                  --------------    --------------    ------------------

                      Pro forma net loss                           $     (735)       $     (584)       $        (317)
                                                                  ==============    ==============    ==================

                      Basic and diluted net earnings (loss)
                        per share, as reported                     $     (0.03)      $     (0.04)      $        0.06
                                                                  ==============    ==============    ==================

                      Basic and diluted net loss per share,
                        pro forma                                  $     (0.16)      $     (0.13)      $       (0.07)
                                                                  ==============    ==============    ==================


NOTE 3:- SEGMENTS, MAJOR  CUSTOMERS AND GEOGRAPHICAL INFORMATION

          The Company has two reportable geographic segments, see Note 1 for a brief description of the Company's business. The data is presented in accordance with Statement of Financial Accounting Standard No.131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS No. 131").

          The following data presents the revenues, expenditures and other operating data of the Company's geographic operating segments:


                                                                  Three months ended March 31, 2003 (unaudited)
                                                    ------------------------------------------------------------------------
                                                          DPC                 DPL           Eliminations          Total
                                                    ---------------     ---------------    ---------------   ---------------

              Revenues                               $         994       $       1,139      $           -     $      2,133

              Intersegment revenues                            203                   -               (203)               -
                                                    ---------------     ---------------    ---------------   ---------------

              Total revenues                         $       1,197       $       1,139      $        (203)           2,133
                                                    ===============     ===============    ===============   ===============

              Depreciation expenses                  $           8       $          29      $           -     $         37
                                                    ===============     ===============    ===============   ===============

              Operating loss                         $        (109)      $         (10)     $           -     $       (119)
                                                    ===============     ===============    ===============   ===============

              Financial expenses, net                                                                         $         (4)
                                                                                                             ===============

              Loss before tax benefit                                                                         $       (123)
                                                                                                             ===============

              Tax benefit                            $           -       $           8      $           -     $          8
                                                    ===============     ===============    ===============   ===============

              Net income (loss)                      $        (117)      $           2      $           -     $       (115)
                                                    ===============     ===============    ===============   ===============

              Expenditures for segment assets as
                 of March 31, 2003                   $           -       $          19      $           -     $         19
                                                    ===============     ===============    ===============   ===============

              Identifiable assets as of March
                 31, 2003                            $       2,145       $       2,853      $           -     $      4,998
                                                    ===============     ===============    ===============   ===============



                                                                Three months ended March 31, 2002 (unaudited)
                                                   ------------------------------------------------------------------------
                                                         DPC                DPL            Eliminations         Total
                                                   ---------------    ----------------    --------------    --------------

              Revenues                              $       1,260      $          923      $          -      $      2,183

              Intersegment revenues                            98                   -               (98)                -
                                                   ---------------    ----------------    --------------    --------------

              Total revenues                        $       1,358      $          923      $        (98)     $      2,183
                                                   ===============    ================    ==============    ==============

                                                                                           $

              Depreciation expenses                 $          24      $           62                 -      $         86
                                                   ===============    ================    ==============    ==============

                                                                                           $
              Operating income (loss)               $        (217)     $           60                 -      $       (157)
                                                   ===============    ================    ==============    ==============

              Financial expenses, net                                                                        $         (9)
                                                                                                            ==============

              Loss before taxes on income                                                                    $       (170)
                                                                                                            ==============

              Taxes on income                       $           -      $          (26)     $          -      $        (26)
                                                   ===============    ================    ==============    ==============

              Net income (loss)                     $        (225)     $           29      $          -      $       (196)
                                                   ===============    ================    ==============    ==============

              Expenditures for segment assets
                 as of March 31, 2002               $           4      $            -      $          -      $          4
                                                   ===============    ================    ==============    ==============

              Identifiable assets as of
                 March 31, 2002                     $       3,440      $        2,510      $          -      $      5,950
                                                   ===============    ================    ==============    ==============


                                     - 12 -


                                                                              Year ended December 31, 2002
                                                             ---------------------------------------------------------------
                                                                  DPC             DPL                              Total
                                                                                               Eliminations
                                                             -------------    ------------    -------------    -------------

              Revenues                                        $     4,348      $    4,427      $         -      $     8,775

              Intersegment revenues                                   383               -             (383)               -
                                                             -------------    ------------    -------------    -------------

              Total revenues                                  $     4,731      $    4,427      $      (383)     $     8,775
                                                             =============    ============    =============    =============

              Depreciation expenses                           $       184      $      114      $         -      $       298
                                                             =============    ============    =============    =============

              Operating income (loss)                         $      (761)     $      235      $         -      $      (526)
                                                             =============    ============    =============    =============

              Capital gain from disposal of a subsidiary      $       280      $        -      $         -      $       280
                                                             =============    ============    =============    =============

              Financial income, net                                                                             $         6
                                                                                                               =============

              Loss before tax benefit (taxes on income)                                                         $      (240)
                                                                                                               =============

              Tax benefit (taxes on income)                   $       649      $     (119)     $         -      $       530
                                                             =============    ============    =============    =============

              Net income                                      $       151      $      139      $         -      $       290
                                                             =============    ============    =============    =============

              Expenditures for segment assets as of
                 December 31, 2002                            $        13      $       24      $         -      $        37
                                                             =============    ============    =============    =============

              Identifiable assets as of December 31, 2002     $     2,292      $    2,898      $         -      $     5,190
                                                             =============    ============    =============    =============


NOTE 4:- SUBSEQUENT EVENTS

     a. On March 31, 2003, the Company entered into an agreement to sell 900,000 shares of Common stock to Telkoor Telecom Ltd. in consideration of $ 600. As part of the transaction, Telkoor Telecom Ltd.'s warrant to purchase 900,000 shares was cancelled.

          On April 3, 2003, the Company issued the 900,000 shares to Telkoor and received the total consideration of $ 600.

     b. Subsequent to the balance sheet date, a claim was filed against the Company, by one of its former customers in the amount of $ 300.

          Company's management believes that the fundamental allegations in the complaint are false and intends to vigorously defend itself.

          At this point, management, after consulting with legal counsel, is of the opinion that it is not possible to predict the likelihood of an unfavorable outcome or the range of a potential verdict against the Company.


                                - - - - - - - - -

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenues and earnings from operations of the Company. Factors that could cause actual results to differ materially include, in addition to other factors identified in this report, dependence on the computer and other electronic equipment industry, competition in the power supply industry, dependence on manufacturers in Mexico, China and other risks factors detailed in the Company's Form 10-KSB for the year ended December 31, 2002. Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

The financial statements included in this report include additional information not otherwise required by regulations of the Securities and Exchange Commission. The Company is providing this additional information in connection with Telkoor Telecom Ltd. filings with the securities agencies in Israel.

THREE MONTHS ENDED MARCH 31, 2003, COMPARED TO MARCH 31, 2002

REVENUES
Total revenues decreased by 2.3% to $2,133,000 for the first quarter ended March 31, 2003, from $2,183,000 for the first quarter ended March 31, 2002. Revenues from the Company's United Kingdom's operations of Digital Power Ltd. increased 23.4% to $1,139,000 for the first quarter ended March 31, 2003, from $923,000 for the first quarter ended March 31, 2002. Revenues attributed to the United States operations decreased by 21.0% to $994,000 for the first quarter ended March 31, 2003, from $1,260,000 for the first quarter ended March 31, 2002. The decrease in revenues was primarily attributed to the impact of continued weakness in the electronics industry.

GROSS MARGINS
Gross margins were 27.9% for the three months ended March 31, 2003, compared to 24.6% for the three months ended March 31, 2002. The increase in gross margins can be primarily attributed to cost control and the use of lower cost subcontractors in Mexico and China.

ENGINEERING AND PRODUCT DEVELOPMENT
Engineering and product development expenses were 6.8% of revenues for the three months ended March 31, 2003, and 8.7% for the three months ended March 31, 2002. Actual dollar expenditures were down by 23.7% mainly due to the reduced salaries as a result of lay offs.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses were 26.7 % of revenues for the three months ended March 31, 2003, compared to 23.0% for the three months ended March 31, 2002. In actual dollar terms, these expenses increased by 13.1%, mainly due to salary related expenses.

FINANCIAL EXPENSE
Financial expense, net of interest income, was $4,000 for the three months ended March 31, 2003, compared to $9,000 for the three months ended March 31, 2002.

LOSS BEFORE INCOME TAXES
For the three months ended March 31, 2003, the Company had a loss before income taxes of $123,000 compared to a loss before income taxes of $170,000 for the three months ended March 31, 2002.

INCOME TAX
For the three months ended March 31, 2003 net tax benefit was $8,000 compared to provision for income tax of $26,000 for the three months ended March 31, 2002. Due to the net loss, the company has no income tax provisions. The tax benefit of $8,000 for the first quarter of 2003 was from Digital Power Ltd.

NET LOSS
Net loss for the three months ended March 31, 2003, was $115,000 compared to net loss of $196,000 for the three months ended March 31, 2002. The net loss reduction is contributed mainly by the cost reduction efforts including the sale of our Mexican subsidiary Poder Digital.

LIQUIDITY AND CAPITAL RESOURCES
On March 31, 2003, the Company had cash, cash equivalent and short-term bank deposit of $1,284,000 and working capital of $2,701,000. This compares with cash and cash equivalent of $1,382,000 and working capital of $1,716,000 at March 31, 2002. The increase in working capital was mainly due to deferred tax assets of $307,000, and decrease in accounts payable and other current liabilities of $957,000, partly offset by a decrease in inventory of $185,000 and trade receivable of $188,000.

Cash provided in operating activities for the Company totaled $66,000 for the three months ended March 31, 2003, compared to $285,000 for the three months ended March 31, 2002. Cash used in investing activities was $13,000 for the three months ended March 31, 2003, compared to $4,000 for the three months ended March 31, 2002. Net cash provided by financing activities was $30,000 for the three months ended March 31, 2003, compared to the net cash used in financing used of $112,000 for the three months ended March 31, 2002.

The Company opened a new line of credit with Silicon Valley Bank ("SVB") on May 31, 2002. The Company can borrow up to $600,000 at Silicon Valley Bank's prime rate (currently 4.75%) as long as the Company maintains a balance of $600,000 in a certificate of deposit ("CD"). As of March 31, 2003 the company used $290,000 from this line of credit. Also the Company can borrow up to $400,000 if it maintains certain ratios and is in compliance with other covenants. The rate for this line of credit would be at Silicon Valley Bank's prime rate plus 2.0%. In May 2002, Silicon Valley Bank was granted a warrant to purchase up to 40,000 shares of common stock. Those options vested immediately at an exercise price of $1.00 per share. The warrant is exercisable for ten years from the date of issuance.

On March 31, 2003, the Company entered into an agreement to sell 900,000 shares of Common stock to Telkoor Telecom Ltd. in consideration for $600,000. As part of the transaction, Telkoor telecom Ltd.'s warrant to purchase 900,000 shares was cancelled. On April 3, 2003, the Company issued the 900,000 shares to Telkoor and received the total consideration of $600,000.

The Company also has a $483,000 line of credit with Lloyds TSB Bank in the UK bearing interest of 1.75% per annum over the bank's base rate (currently 5.75%).

PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

On April 2, 2003, a claim was filed against the Company by Tek-Tron Enterprises Inc. in state court of Pennsylvania, specifically, the Court of Common Pleas of Bucks County, at Case No. 0302116-24-1. Tek-Tron Enterprises, Inc is seeking damages of approximately $300,000. This case is a complaint for breaking of contract and conversion of parts and infrastructure owned by Tek-Tron Enterprises, Inc. located in the Company's former subsidiary, Poder Digital S.A's, Mexico manufacturing plant.

The Company's management believes that the fundamental allegations in the complaint are false and intends to vigorously defend itself.

At this point, management, after consulting with legal counsel, is of the opinion that it is not possible to predict the liklihood of an unfavorable outcome or the range of a potential verdict against the Company.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
     99.1 Certification of the CEO and CFO under the Sarbanes-Oxley Act.

     (b)  Reports on Form 8-K
     The Company filed the following reports

Date of Report      Date of Event       Item reported
--------------      -------------       -------------
April 4th, 2003     March 31, 2003      Agreement to sell 900,000
                                        shares to Telkoor Telecom Ltd.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    DIGITAL POWER CORPORATION
                                                         (Registrant)




Date:  5/12/2003                                    /s/David Amitai
                                                    David Amitai
                                                    Chief Executive Officer
                                                   (Principal Executive Officer)



Date:  5/12/2003                                    /s/Haim Yatim
                                                    Haim Yatim
                                                    Chief Financial Officer
                                                   (Principal Financial Officer)

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


Dated:  5/12/2003                                   /s/David Amatai
        ---------                                   -----------------------
                                                    David Amatai
                                                    Chief Executive Officer
                                                   (Principal Executive Officer)

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


Dated:  5/12/2003                    /s/Haim Yatim
        ---------                    -----------------------
                                     Haim Yatim
                                     Chief Financial Officer
                                    (Principal Accounting and Financial Officer)