Form 10QSB
period 2003-06-30
DIGITAL POWER CORP
filed 2003-08-08
CIK 896493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

COMMISSION FILE NUMBER   1-12711


                            DIGITAL POWER CORPORATION
                            -------------------------
        (Exact name of small business issuer as specified in its charter)


           California                                    94-1721931
           ----------                                    ----------
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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Number of shares of common stock outstanding as of August 7, 2003: 5,410,680.

                            DIGITAL POWER CORPORATION


                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                               AS OF JUNE 30, 2003


                                 IN U.S. DOLLARS


                                    UNAUDITED




                                      INDEX


                                                                      Page
                                                                    --------

Review Report of Unaudited Interim Consolidated                         2
 Financial Statements

Consolidated Balance Sheets                                           3 - 4

Consolidated Statements of Operations                                   5

Statements of Changes in Shareholders' Equity                           6

Consolidated Statements of Cash Flows                                   7

Notes to Consolidated Financial Statements                            8 - 13




                                - - - - - - - -

The Board of Directors
Digital Power Corporation
-------------------------


     Re: Review report of unaudited interim consolidated financial statements as of and for the six months and three months ended June 30, 2003
         -----------------------------------------------------------------------



     We have reviewed the accompanying consolidated balance sheet of Digital Power Corporation ("the Company") and its subsidiary as of June 30, 2003, and the related interim consolidated statements of operations for the six months and three months ended June 30, 2003 and the statements of changes in shareholders' equity for the six months ended June 30, 2003 and consolidated statements of cash flows for the six months and three months ended June 30, 2003, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the Company's management. The interim consolidated financial statements of the Company and its subsidiaries for the six months and three months ended June 30, 2002 were reviewed by other accountants, whose report dated August 13, 2002, stated that they were not aware of any material modification that should be made to those statements for them to be in conformity with accounting principles generally accepted in the United States.

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

     Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States.





                                                s/ KOST FORER & GABBAY
Tel-Aviv, Israel                                KOST FORER & GABBAY
August 5, 2003                                  A Member of Ernst & Young Global

                            DIGITAL POWER CORPORATION
                            -------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. dollars in thousands


                                                                                June 30,                    December 31,
                                                                   ---------------------------------
                                                                         2003              2002                 2002
                                                                    --------------    ---------------    ------------------
                                                                                Unaudited
                                                                    ---------------------------------
     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                         $      1,357      $       1,022      $        616
   Restricted short-term bank deposit                                           -                  -               600
   Trade receivables, net of doubtful accounts of $29, $284
     and $39 at June 30, 2003 and 2002 and December 31, 2002,
     respectively                                                           1,368              1,987             1,982
   Deferred income taxes                                                      307                  -               649
   Other current assets                                                       126                207               134
   Inventories                                                              1,621              1,584             1,451
                                                                    --------------    ---------------    --------------

 Total current assets                                                       4,779              4,800             5,432
 -----
                                                                    --------------    ---------------    --------------

 OTHER LONG-TERM ASSETS                                                        30                 30                43
                                                                    --------------    ---------------    --------------

 PROPERTY AND EQUIPMENT, NET                                                  341                715               364
                                                                    --------------    ---------------    --------------

 Total assets                                                        $      5,150      $       5,545      $      5,839
 -----
                                                                    ==============    ===============    ==============




The accompanying notes are an integral part of the consolidated financial statements.

                            DIGITAL POWER CORPORATION
                            -------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share data

                                                                                June 30,                    December 31,
                                                                    ---------------------------------
                                                                         2003              2002                 2002
                                                                    --------------    ---------------    ------------------
                                                                                Unaudited
                                                                    ---------------------------------
      LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Short-term bank credit                                             $         -       $          -       $        250
   Current maturities of capital lease obligations and
     long-term loan from a bank                                                 8                 37                 27
   Accounts payable                                                         1,014              1,473              1,349
   Other current liabilities                                                  629              1,442                974
                                                                    --------------    ---------------    ------------------

 Total current liabilities                                                  1,651              2,952              2,600
 -----
                                                                    --------------    ---------------    ------------------

 LONG-TERM LIABILITIES:
   Capital lease obligations and long-term loan from a bank
     net of current maturities                                                  4                  8                  -
   Other long-term liabilities                                                  -                 12                  -
                                                                    --------------    ---------------    ------------------

 Total long-term liabilities                                                    4                 20                  -
 -----
                                                                    --------------    ---------------    ------------------

 SHAREHOLDERS' EQUITY:
   Series A Redeemable, Convertible Preferred shares no
    par value: 500,000 shares authorized, 0 shares issued
    and outstanding at June 30, 2003 and June 30, 2002 and
    December 31, 2002                                                           -                  -                  -
   Preferred shares, no par value: 1,500,000 shares
    authorized, 0 shares issued and outstanding at June 30,
    2003, June 30, 2002 and December 31, 2002                                   -                  -                  -
   Common shares, no par value: 10,000,000 shares authorized;
    5,410,680, 4,510,680 and 4,510,680 shares issued and
    outstanding at June 30, 2003 and June 30, 2002 and
    December 31, 2002, respectively                                        11,636             11,036             11,036
   Additional paid-in capital                                                 837                733                837
   Accumulated deficit                                                     (8,862)            (8,962)            (8,482)
   Accumulated other comprehensive loss                                      (116)              (234)              (152)
                                                                    --------------    ---------------    ------------------

 Total shareholders' equity                                                 3,495              2,573              3,239
 -----
                                                                    --------------    ---------------    ------------------

 Total liabilities and shareholders' equity                           $     5,150            $ 5,545            $ 5,839
 -----
                                                                    ==============    ===============    ==================

The accompanying notes are an integral part of the consolidated financial statements.

                            DIGITAL POWER CORPORATION
                            -------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------------------------------------------------
           U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA


                                                  Six months ended                Three months ended            Year ended
                                                      June 30,                         June 30,                December 31,
                                           -----------------------------    -----------------------------
                                               2003             2002            2003            2002              2002
                                           ------------    -------------    -------------   -------------    ---------------
                                                                      Unaudited
                                           --------------------------------------------------------------

 Revenues                                   $    3,729      $     4,541      $     1,596     $     2,358       $      8,775
 Cost of revenues                                2,704            3,285            1,166           1,637              6,310
                                           ------------    -------------    -------------   -------------    ---------------

 Gross profit                                    1,025            1,256              430             721              2,465
                                           ------------    -------------    -------------   -------------    ---------------

 Operating expenses:
   Engineering and product development             273              373              128             183                749
   Selling and marketing                           518              522              259             269              1,014
   General and administrative                      647              528              337             279              1,228
                                           ------------    -------------    -------------   -------------    ---------------

 Total operating expenses                        1,438            1,423              724             731              2,991
 -----
                                           ------------    -------------    -------------   -------------    ---------------

 Operating loss                                   (413)            (167)            (294)            (10)              (526)

 Capital gain from disposal of a
   subsidiary                                        -                -                -               -                280
 Financial income, net                               7               12               11              20                  6
 Other income                                        -                5                -              10                  -
                                           ------------    -------------    -------------   -------------    ---------------

 Loss before taxes on income (tax
   benefit)                                       (406)            (150)            (283)             20               (240)
 Taxes on income (tax benefit)                     (26)              40              (18)             14               (530)
                                           ------------    -------------    -------------   -------------    ---------------

 Net income (loss)                          $     (380)     $      (190)     $      (265)    $         6       $        290
                                           ============    =============    =============   =============    ===============

 Basic and diluted earnings (loss)
   per share                                $    (0.08)     $     (0.04)    $      (0.05)   $       0.01       $       0.06
                                           ============    =============    =============   =============    ===============




The accompanying notes are an integral part of the consolidated financial statements.

                                                       DIGITAL POWER CORPORATION
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
                                                  U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA



                                                                                       Accumulated
                                        Common shares     Additional                  other          Total            Total
                                     -------------------   paid-in    Accumulated  comprehensive  comprehensive    shareholders'
                                      Number     Amount     capital     deficit        loss        income (loss)      equity
                                     ---------   -------  ----------  -----------  -------------  ---------------  -------------

 Balance as of January 1, 2002       4,510,680   $11,036   $   733     $  (8,772)   $     (312)                     $     2,685

   Stock compensation related
     to warrants issued to bank
     for financing transaction               -         -        20             -             -                               20
   Stock compensation related to
     options granted to
     consultants and service
     providers                               -         -        84             -             -                               84
   Comprehensive income:
     Net income                              -         -         -           290             -      $     290               290
     Foreign currency translation
      adjustments                            -         -         -             -           160            160               160
                                     ---------   -------  ----------  -----------  -------------  ---------------  -------------
       Total comprehensive income                                                                   $     450
                                                                                                  ===============

 Balance as of December 31, 2002     4,510,680    11,036        837       (8,482)         (152)                           3,239

   Issuance of Common shares           900,000       600          -            -             -                              600
   Comprehensive loss:
     Net loss                                -         -          -         (380)            -      $    (380)             (380)
     Foreign currency translation
      adjustments                            -         -          -            -            36             36                36
                                     ---------   -------  ----------  -----------  -------------  ---------------  -------------
       Total comprehensive loss                                                                    $    (344)
                                                                                                  ===============

 Balance as of June 30, 2003
   (unaudited)                       5,410,680   $11,636   $    837    $  (8,862)   $     (116)                     $     3,495
                                     =========   =======  ==========  ===========  =============                   =============




The accompanying notes are an integral part of the consolidated financial statements.


                            DIGITAL POWER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------------
U.S. dollars in thousands

                                                        Six months ended       Three months ended        Year ended
                                                             June 30                June 30              December 31
                                                        -------------------------------------------------------------
                                                          2003      2002       2003        2002              2002
                                                        -------------------------------------------------------------
                                                                         Unaudited                         Audited
                                                        -------------------------------------------------------------
 Cash flows from operating activities:
   Net income (loss)                                     $ (380)   $ (190)   $  (265)    $    6          $    290
   Adjustments required to reconcile net income
     (loss) to net cash provided by (used in)
      operating activities:
     Depreciation and amortization                           71       159         34         74               298
     Capital gain from disposal of a subsidiary               -         -          -          -              (280)
     Compensation related to options granted to
       consultants and service providers                      -         -          -          -                90
     Decrease (increase) in trade receivables               632       216        428        (44)              358
     Decrease (increase) in deferred income taxes, net      342         -          -          -              (649)
     Decrease in other current assets                         9         6         23         29                40
     Decrease (increase) in inventories                    (152)      415       (155)        34               634
     Decrease in other long-term assets                       -         6          -          2                 6
     Increase (decrease) in accounts payable               (344)     (118)      (166)        49              (242)
     Increase (decrease) in other current liabilities      (350)      (69)      (137)        (9)              (15)
     Other                                                    -         3          -          3               (14)
                                                        --------------------------------------------------------------

 Net cash provided by (used in) operating activities       (172)      428       (238)       144               516
                                                        --------------------------------------------------------------

 Cash flows from investing activities:
   Restricted short-term bank deposit                       600         -        600          -              (600)
   Purchase of property and equipment                       (42)       58)       (23)       (55)              (37)
   Proceeds from disposal of a subsidiary                     -         -          -          -               (12)
   Investment in long term loan                               -         -          -          -               (50)
   Proceeds from long-term loan                              13         -          7          -                 -
                                                        --------------------------------------------------------------

 Net cash provided by (used in) investing activities        571       (58)       584        (55)             (699)
                                                        --------------------------------------------------------------

 Cash flows from financing activities:
   Proceeds from short term bank credit                      40         -          -          -               250
   Proceeds from issuance of Common shares                  600         -        600
   Proceeds from long-term loan from a bank                  12         -         12          -                 -
   Payments made on short-term bank credit                 (290)     (652)      (290)      (552)             (652)
   Principal payments on capital lease obligations          (27)      (16)       (17)        (4)              (21)
                                                        --------------------------------------------------------------

 Net cash provided by (used in) financing activities        335      (668)       305       (556)             (423)
                                                        --------------------------------------------------------------

 Effect of exchange rate changes on cash                      7        77         22        107               (21)
                                                        --------------------------------------------------------------

 Increase (decrease) in cash and cash equivalents           741      (221)       673       (360)             (627)
 Cash and cash equivalents at the beginning of the
   period                                                   616     1,243        684      1,382             1,243
                                                        --------------------------------------------------------------

 Cash and cash equivalents at the end of the period      $1,357    $1,022    $ 1,357     $1,022        $      616
                                                        ==============================================================

 Supplemental disclosure of cash flows activities:
   Cash paid during the period for interest              $    8    $   17    $     3     $    3        $       26
                                                        ==============================================================

The accompanying notes are an integral part of the consolidated financial statements.

                            DIGITAL POWER CORPORATION
                            -------------------------


NOTE 1:-  GENERAL

          Digital Power Corporation (the "Company" or "DPC") was incorporated in 1969, under the General Corporation Law of the state of California. The Company has a wholly-owned subsidiary, Digital Power Limited ("DPL"), located in the United Kingdom. The Company and its subsidiary are currently engaged in the design, manufacture and sale of switching power supplies and converters. The Company has two reportable geographic segments - North America (sales through DPC) and Europe (sales through DPL).


NOTE 2:-  SIGNIFICANT ACCOUNTING POLICIES

          a. The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2002, are applied consistently in these financial statements. In addition, the following accounting policy is applied:

               The accompanying unaudited consolidated financial statements as of June 30, 2003 and for the six months ended June 30, 2003 and 2002 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of the financial condition and results of operations, contained in the Company Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2003.

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

               Under Statement of Financial Accounting Standard No. 123 "Accounting for Stock Based compensation ("SFAS No. 123") SFAS No. 123, pro forma information regarding net earnings (loss) and net earnings (loss) per share is required and has been determined as if the Company had accounted for its employee options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes Option Valuation Model, with the following weighted-average assumptions for June 30, 2003 and 2002 and December 31, 2002. Expected volatility of 45.6% ranging from 55.0% - 125.9% and 33.8% respectively, risk-free interest rates of 1.5%, ranging from 4.23% to 5.6% and 1.5%, respectively, dividend yield of 0% for each period, and a weighted-average expected life of the option of 4 years for each period. Stock compensation, for pro-forma purposes, is amortized over the vesting period.

               The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the fair value method had been applied to all outstanding and unvested awards in each period:

                                                                             Six months ended                Year ended
                                                                                 June 30,                   December 31,
                                                                     --------------------------------
                                                                          2003              2002                2002
                                                                     --------------    --------------    ------------------
                                                                                Unaudited
                                                                     --------------------------------

                     Net income (loss), as reported                   $     (380)       $     (190)       $         290
                     Deduct: Total stock-based compensation
                        expense determined under fair value
                        method for all awards, net of related
                        tax effect                                           (31)              (30)                (607)
                                                                     --------------    --------------    ------------------

                     Pro forma net loss                               $     (411)       $     (220)       $        (317)
                                                                     ==============    ==============    ==================

                     Basic and diluted net earnings (loss) per
                        share, as reported                            $    (0.08)       $    (0.04)       $        0.06
                                                                     ==============    ==============    ==================

                     Basic and diluted net loss per share, pro        $    (0.08)       $    (0.05)       $       (0.07)
                        forma                                        ==============    ==============    ==================



NOTE 3:-      SHARE CAPITAL

              a. On March 31, 2003, the Company entered into an agreement to sell 900,000 shares of Common stock to Telkoor Telecom Ltd. in consideration for $600. As part of the transaction, Telkoor Telecom Ltd.'s warrant to purchase 900,000 shares was cancelled.

              b. On April 3, 2003, the Company issued the 900,000 shares to Telkoor and received the total consideration of $600.

NOTE 4:-      PENDING LITIGATION

              A claim was filed against the Company by one of its former customers in the amount of $300.

              Company's management believes that the fundamental allegations in the complaint are false and intends to vigorously defend itself.

              At this point, management and the Company's legal counsel are of the opinion that it is not possible to predict the likelihood of an unfavorable outcome or the range of a potential verdict against the Company.

NOTE 5:-      SEGMENTS, MAJOR  CUSTOMERS AND GEOGRAPHICAL INFORMATION

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

              The following data presents the revenues, expenditures and other operating data of the Company's geographic operating segments:

                                                                     Six months ended June 30, 2003 (unaudited)
                                                          -----------------------------------------------------------------
                                                               DPC             DPL           Eliminations         Total
                                                          -------------   -------------    ----------------   -------------

              Revenues                                     $     1,863     $     1,866      $           -      $     3,729
              Intersegment revenues                                410               -               (410)               -
                                                          -------------   -------------    ----------------   -------------

              Total revenues                               $     2,273     $     1,866      $        (410)     $     3,729
                                                          =============   =============    ================   =============

              Depreciation expenses                        $        17     $        54      $           -      $        71
                                                          =============   =============    ================   =============

              Operating loss                               $      (265)    $      (148)     $           -      $      (413)
                                                          =============   =============    ================   =============
              Financial income, net                                                                                      7
                                                                                                              =============
              Loss before tax benefit                                                                                 (406)
                                                                                                              =============
              Tax benefit                                  $         -     $        26       $          -               26
                                                          =============   =============    ================   =============
              Net loss                                     $      (277)     $     (103)     $           -      $      (380)
                                                          =============   =============    ================   =============
              Expenditures for segment assets as of
                 June 30, 2003                             $        12     $        30      $           -      $        42
                                                          =============   =============    ================   =============
              Identifiable assets as of June 30, 2003      $     1,992     $     2,851      $           -      $     4,843
                                                          =============   =============    ================   =============

                           DIGITAL POWER CORPORATION
                           -------------------------


NOTE 5:-      SEGMENTS, CUSTOMERS AND GEOGRAPHICAL INFORMATION (cont.)

                                                                     Six months ended June 30, 2002 (unaudited)
                                                          -----------------------------------------------------------------
                                                               DPC             DPL           Eliminations         Total
                                                          -------------   -------------    ----------------   -------------

              Revenues                                      $    2,585      $    1,956       $         -        $    4,541
              Intersegment revenues                                213               -              (213)                -
                                                          -------------   -------------    ----------------   -------------

              Total revenues                                $    2,798      $    1,956       $      (213)       $    4,541
                                                          =============   =============    ================   =============

              Depreciation expenses                         $      104      $       55       $         -        $      159
                                                          =============   =============    ================   =============

              Operating loss                                $     (289)     $      122                 -        $     (167)
                                                          =============   =============    ================   =============
              Financial income, net                                                                             12
                                                                                                              =============
              Other income                                                                                      5
                                                                                                              =============

              Loss before taxes on income                                                                       (150)
                                                                                                              =============
              Taxes on income                               $        -      $       40       $         -        $       40
                                                          =============   =============    ================   =============

              Net income (loss)                             $     (289)     $       99       $         -        $     (190)
                                                          =============   =============    ================   =============

              Expenditures for segment assets for the
                 three months ended June 30, 2002           $       44      $       14       $         -        $       58
                                                          =============   =============    ================   =============

              Identifiable assets as of June 30, 2002       $    2,842      $    2,703       $         -        $    5,545
                                                          =============   =============    ================   =============

                                                                    Three months ended June 30, 2003 (unaudited)
                                                          -----------------------------------------------------------------
                                                               DPC             DPL          Eliminations          Total
                                                          -------------   -------------    ---------------    -------------

              Revenues                                      $      869      $      727       $         -        $    1,596
              Intersegment revenues                                207               -              (207)                -
                                                          -------------   -------------    ---------------    -------------

              Total revenues                                $    1,076      $      727       $      (207)       $    1,596
                                                          =============   =============    ===============    =============


              Depreciation expenses                         $        9      $       25       $         -        $       34
                                                          =============   =============    ===============    =============

              Operating loss                                $     (155)     $     (139)      $         -        $     (294)
                                                          =============   =============    ===============    =============
              Financial income, net                                                                                     11
                                                                                                              =============

              Loss before tax benefit                                                                                 (283)
                                                                                                              =============
              Tax benefit                                   $        -      $       18       $         -        $       18
                                                          =============   =============    ===============    =============


              Net loss                                      $     (160)     $     (105)      $         -        $     (265)
                                                          =============   =============    ===============    =============
              Expenditures for segment assets for the
                 three months ended June 30, 2003           $       12      $        2       $         -        $       14
                                                          =============   =============    ===============    =============
              Identifiable assets as of June 30, 2003       $    1,992      $    2,851       $         -        $    4,843
                                                          =============   =============    ===============    =============

                           DIGITAL POWER CORPORATION
                           -------------------------

NOTE 5:-      SEGMENTS CUSTOMERS AND GEOGRAPHICAL INFORMATION (cont.)


                                                                    Three months ended June 30, 2002 (unaudited)
                                                          -----------------------------------------------------------------
                                                              DPC             DPL           Eliminations         Total
                                                          -------------   -------------    ----------------   -------------

              Revenues                                      $    1,325      $    1,033       $         -        $    2,358
              Intersegment revenues                                115               -              (115)                -
                                                          -------------   -------------    ----------------   -------------

              Total revenues                                $    1,440      $    1,033       $      (115)       $    2,358
                                                          =============   =============    ================   =============

              Depreciation expenses                         $       45      $       29       $         -        $       74
                                                          =============   =============    ================   =============

              Operating loss                                $      (72)     $       62                 -        $      (10)
                                                          =============   =============    ================   =============
              Financial income, net                                                                                     20
                                                                                                              =============
              Other income                                                                                              10
                                                                                                              =============

              Loss before taxes on income                                                                               20
                                                                                                              =============
              Taxes on income                                        -      $       14                 -        $       14
                                                          =============   =============    ================   =============

              Net income (loss)                             $      (63)     $       69       $         -        $        6
                                                          =============   =============    ================   =============

              Expenditures for segment assets for the
                 three months ended June 30, 2002           $       40      $       14       $         -        $       54
                                                          =============   =============    ================   =============

              Identifiable assets as of June 30, 2002       $    2,842      $    2,703       $         -        $    5,545
                                                          =============   =============    ================   =============

                           DIGITAL POWER CORPORATION
                           -------------------------

NOTE 5:-      SEGMENTS CUSTOMERS AND GEOGRAPHICAL INFORMATION (cont.)

                                                                            Year ended December 31, 2002
                                                          -----------------------------------------------------------------
                                                               DPC             DPL           Eliminations         Total
                                                          -------------   -------------    ----------------   -------------

              Revenues                                     $     4,348     $     4,427      $         -        $     8,775
              Intersegment revenues                                383               -             (383)                 -
                                                          -------------   -------------    ----------------   -------------

              Total revenues                               $     4,731     $     4,427      $      (383)       $     8,775
                                                          =============   =============    ================   =============

              Operating income (loss)                      $      (761)    $       235      $         -        $      (526)
                                                          =============   =============    ================   =============
              Capital gain from disposal of a              $       280     $         -      $         -                280
                 subsidiary
                                                          =============   =============    ================   =============
              Financial income, net                                                                                      6
                                                                                                              =============

              Loss before tax benefit                                                                                 (240)
                                                                                                              =============
              Tax benefit                                  $       649     $      (119)     $         -        $       530
                                                          =============   =============    ================   =============

              Net income                                   $       151     $       139      $         -        $       290
                                                          =============   =============    ================   =============

              Additional information:

              Depreciation expenses                        $       184     $       114      $         -        $       298
                                                          =============   =============    ================   =============

              Expenditures for segment assets as of
                 December 31, 2002                         $        13     $        24      $         -        $        37
                                                          =============   =============    ================   =============

              Identifiable assets as of December 31,
                 2002                                      $     2,292     $     2,898      $         -        $     5,190
                                                          =============   =============    ================   =============


                                                           - - - - - - - - -


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenues and earnings from operations of the Company. Factors that could cause actual results to differ materially include, in addition to other factors identified in this report, dependence on the computer and other electronic equipment industries, competition in the power supply industry, dependence on manufacturers in Mexico and China and other risks factors detailed in the Company's Form 10-KSB for the year ended December 31, 2002. Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

THREE AND SIX MONTHS PERIODS ENDED JUNE 30, 2003, COMPARED TO JUNE 30, 2002

REVENUES
Total revenues decreased by 32.3% to $1,596,000 for the three months ended June 30, 2003, from $2,358,000 for the second quarter ended June 30,2002. Revenues from the Company's United Kingdom's operations of Digital Power Ltd. decreased 22.2% to $727,000 for the second quarter ended June 30, 2003, from $934,000 for the second quarter ended June 30, 2002. Revenues attributed to the United States operations decreased by 39.0% to $869,000 for the second quarter ended June 30, 2003, from $1,424,000 for the second quarter ended June 31, 2002.

For the six months ended June 30, 2003, revenues decreased by 17.9% to $3,729,000 from $4,541,000 for the six months ended June 30, 2002. Revenues from the Company's United Kingdom's operations of Digital Power Ltd. decreased 4.6% to $1,866,000 for the six months ended June 30, 2003 from $1,956,000 for the six months ended June 30, 2002. Revenues attributed to the United States operations decreased by 27.9% to $1,863,000 for the six months ended June 30, 2003, from $2,585,000 for the six months ended June 30, 2002. The decrease in revenues is partially due to the time necessary to implement new products into the customers design cycle throughout the market and due to rescheduling of deliveries by customers in the United Kingdom.

In June 2003, the Company entered into an agreement to supply approximately US$1,637,000 of power supplies to a foreign customer for military purposes. Subject to the provision in the agreement, the management believes that it will recognize the majority of the revenue from this agreement in 2004. The Company can not give any assurances that it will receive future purchases from this customer or of this quantity.

GROSS MARGINS
Gross margins were 26.9% for the three months ended June 30, 2003, compared to 30.6% for the three months ended June 30, 2002. Gross margins were 27.5% for the six months ended June 30, 2003, compared to 27.7% for the six months ended June 30, 2002. The decrease in gross margins can be primarily attributed to the fixed cost and the decrease in revenues.

ENGINEERING AND PRODUCT DEVELOPMENT
Engineering and product development expenses were 8.0% of revenues for the three months ended June 30, 2003, and 7.8% for the three months ended June 30, 2002. Engineering and product development expenses were 7.3 % of revenues for the six months ended June 30, 2003, compared to 8.2% for the six months ended June 30, 2002. Actual dollar expenditures were down by 30.1% for the three months ended June 30, 2003 and 26.8 % for the six month ended June 30, 2003. The decrease was mainly due to the reduced salaries as a result of lay offs.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses were 37.3% of revenues for the three months ended June 30, 2003, compared to 23.2% for the three months ended June 30, 2002. Selling, general and administrative expenses were 31.2 % of revenues for the six months ended June 30, 2003, compared to 23.1% for the six months ended June 30, 2002. In actual dollar, these expenses were up by 8.8% for the three months ended June 30, 2003 and 11.0% for the six month ended June 30, 2003. The increase selling, general and administrative expenses can be attributed mainly to the hiring of the Company's CFO, the additional legal expenses and one time expenses related to a lay off.

FINANCIAL INCOME (EXPENSES)
Interest income was $11,000 for the three months ended June 30, 2003, compared to $20,000 for the three months ended June 30, 2002. Interest income, was $7,000 for the six months ended June 30, 2003 compared to $12,000 for the six months ended June 30, 2002.

LOSS BEFORE INCOME TAXES
For the three months ended June 30, 2003, the Company had loss before income taxes of $283,000 compared to income before income taxes of $20,000 for the three months ended June 30, 2002. For the six months ended June 30, 2003, the Company had a loss before tax benefits $406,000 compared to loss before income taxes of $150,000 for the six months ended June 30, 2002.

INCOME TAX
For the three months ended June 30, 2003, net tax benefit was $18,000 compared to provision for income tax of $14,000 for the three months ended June 30, 2002. For the six months ended June 30, 2003 tax benefit was $26,000 compared to provision for income tax of $40,000 for the six months ended June 30, 2002. The tax benefit was from decrease of tax provision from the United Kingdom's operation.

NET LOSS
Net loss for the three months ended June 30, 2003, was $265,000 compared to net income of $6,000 for the three months ended June 30, 2002. Net loss for the six months ended June 30, 2003, was $380,000, compared to a net loss of $190,000 for the six months ended June 30, 2002. Net loss increase mainly due to the reduced revenue.

LIQUIDITY AND CAPITAL RESOURCES
On June 30, 2003, the Company had cash of $1,357,000 and working capital of $3,128,000. This compares with cash of $1,022,000 and working capital of $1,848,000 at June 30, 2002. The increase in working capital was mainly due to increase in deferred tax asset of $307,000, increase of $335,000 in cash, decrease in accounts payable and other current liabilities of $1,272,000 which was partially offset by a decrease in trade receivables and other current assets of $700,000.

Cash used in operating activities of the Company totaled $172,000 for the six months ended June 30, 2003 compared to cash provided in operating activities for the Company of $428,000 for the six months ended June, 2002. Cash provided by investing activities was $571,000 for the six months ended June 30, 2003, compared to cash used in investing activities of $58,000 for the six months ended June 30, 2002. Net cash provided by financing activities was $335,000 for the six months ended June30, 2002, compared to the net cash used in financing activities of $668,000 for the six months ended June 30, 2002.

The Company renewed its line of credit with Silicon Valley Bank ("SVB") on June 5, 2003. The Company can borrow up to $1,200,000 if it maintains certain ratios and is in compliance with other covenants. The rate for this line of credit is Silicon Valley Bank's prime rate plus 1.75%. The Company also has a $483,000 line of credit with Lloyds TSB Bank in the UK bearing interest of 1.75% per annum over Lloyds TSB Bank's base rate.

On March 31, 2003, the Company entered into an agreement to sell 900,000 shares of Common stock to Telkoor Telecom Ltd. in consideration for $600,000. As part of the transaction, Telkoor Telecom Ltd.'s warrant to purchase 900,000 shares was cancelled. On April 3, 2003, the Company issued the 900,000 shares to Telkoor and received the total consideration of $600,000.

The Company believes it has adequate resources at this time to continue its promotional efforts to increase sales in the electronic industry market. However, if the Company does not meet those goals, it may have to raise money though debt or equity, which may dilute the shareholder equity.

ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer of the Company evaluated the disclosure controls and procedures of the Company as of the end of the period covered by this report and have determined that such controls and procedures are effective.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     From time to time the Company is subject to exposure to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to any such current actions will not materially affect the financial position or results of operations of the Company.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

   None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits
              --------

     31.1     Certification of the CEO under the Sarbanes-Oxley Act
     31.2     Certification of the CFO under the Sarbanes-Oxley Act
     32       Certification of the CEO & CFO under the Sarbanes-Oxley Act

               (a)  Reports on Form 8-K
     The Company filed the following reports

Date of Report         Date of Event         Item reported
--------------         -------------         -------------

May 19, 2003           May 12, 2003          Press release announcing first
                                             quarter results

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     DIGITAL POWER CORPORATION
                                                     -------------------------
                                                           (Registrant)



Dated: August 7, 2003                                /s/ David Amitai
                                                     -----------------------
                                                     David Amitai
                                                     Chief Executive Officer
                                                     (Principal Executive
                                                      Officer)



Dated: August 7, 2003                                /s/ Haim Yatim
                                                     -----------------------
                                                     Haim Yatim
                                                     Chief Financial Officer
                                                     (Principal Financial
                                                      Officer)