Form 10QSB
period 2003-09-30
DIGITAL POWER CORP
filed 2003-11-14
CIK 896493

U.S. SECURITIES AND EXCHANGE
                             COMMISSION Washington,
                                   D.C. 20549


                                   FORM 10-QSB



          [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2003

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

Number of shares of common stock outstanding as of November 11, 2003: 5,410,680

                            DIGITAL POWER CORPORATION


                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                            AS OF SEPTEMBER 30, 2003


                                 IN U.S. DOLLARS


                                    UNAUDITED




                                      INDEX


                                                                          Page
                                                                          ----

Review Report of Unaudited Interim
Consolidated Financial Statements                                           2

Consolidated Balance Sheets                                               3 - 4

Consolidated Statements of Operations                                       5

Statements of Changes in Shareholders' Equity                               6

Consolidated Statements of Cash Flows                                       7

Notes to Consolidated Financial Statements                                8 - 13




                               - - - - - - - - - -

[GRAPHIC OMITTED]             Kost Forer & Gabbay           Phone: 972-3-6232525
ERNST & YOUNG                 3 Aminadav St.                Fax:   972-3-5622555
                              Tel-Aviv 67067, Israel



The Board of Directors
Digital Power Corporation
-------------------------

          Re: Review report of unaudited interim consolidated financial statements as of and for the nine months and three months ended September 30, 2003
               -----------------------------------------------------------------



     We have reviewed the accompanying consolidated balance sheets of Digital Power Corporation ("the Company") and its subsidiary as of September 30, 2003 and 2002, and the related interim consolidated statements of operations and statements of cash flows for the nine months and three months ended September 30, 2003 and 2002 and the statements of changes in shareholders' equity for the nine months ended September 30, 2003. These financial statements are the responsibility of the Company's management.


     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.


     Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States.



                                                    /s/ Kost Forer & Gabbay
                                                --------------------------------
Tel-Aviv, Israel                                      KOST FORER & GABBAY
November 11, 2003                               A Member of Ernst & Young Global

                                                       DIGITAL POWER CORPORATION

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. dollars in thousands


                                                                             September 30,                 December 31,
                                                                    ------------------------------
                                                                         2003              2002                2002
                                                                    ---------------   ------------   -------------------
                                                                               Unaudited
                                                                    ------------------------------
   ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                        $   1,302         $     210           $     616
   Restricted short-term bank deposit                                       -               600                 600
   Trade receivables, net of doubtful accounts of $49,
     $269 and $39 at September 30, 2003 and 2002
     and December 31, 2002, respectively                                1,241             2,265               1,982
   Deferred income taxes                                                   62                 -                 649
   Other current assets                                                   173               114                 134
   Inventories                                                          1,653             1,572               1,451
                                                                    ------------   ---------------   -------------------

 Total current assets                                                   4,431             4,761               5,432
 -----
                                                                    ------------   ---------------   -------------------

 OTHER LONG-TERM ASSETS                                                    24                77                  43
                                                                    ------------   ---------------   -------------------

 PROPERTY AND EQUIPMENT, NET                                              330               400                 364
                                                                    ------------   ---------------   -------------------

 Total assets                                                      $    4,785       $     5,238      $        5,839
 -----
                                                                    ============   ===============   ===================

The accompanying notes are an integral part of the consolidated financial statements.

                                                       DIGITAL POWER CORPORATION

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share data


                                                                             September 30,                 December 31,
                                                                    ---------------------------------
                                                                         2003              2002                2002
                                                                    ---------------   ---------------   -------------------
                                                                               Unaudited
                                                                    ---------------------------------
     LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Short-term bank credit                                             $     -       $       145       $        250
   Current maturities of capital lease obligation and long-
   term loan from a bank                                                   10                36                 27
   Accounts payable                                                       902             1,297              1,349
   Other current liabilities                                              563             1,043                974
                                                                    ---------------   ---------------   -------------------

 Total current liabilities                                              1,475             2,521              2,600
 -----
                                                                    ---------------   ---------------   -------------------

 SHAREHOLDERS' EQUITY:
   Series A Redeemable, Convertible Preferred shares no
     par value: 500,000 shares authorized, 0 shares issued
     and outstanding at September 30, 2003 and 2002 and
     December 31, 2002                                                      -                 -                  -
   Preferred shares, no par value: 1,500,000 shares
     authorized, 0 shares issued and outstanding at
     September 30, 2003 and 2002 and December 31, 2002                      -                 -                  -
   Common shares, no par value: 10,000,000 shares
     authorized; 5,410,680, 4,510,680 and 4,510,680 shares
     issued and outstanding at September 30, 2003 and
     2002 and December 31, 2002, respectively                          11,036            11,036             11,036
   Additional paid-in capital                                           1,437               733                837
   Accumulated deficit                                                 (9,056)           (8,858)            (8,482)
   Accumulated other comprehensive loss                                  (107)             (194)              (152)
                                                                    ---------------   ---------------   -------------------

 Total shareholders' equity                                             3,310             2,717              3,239
                                                                    ---------------   ---------------   -------------------

 Total liabilities and shareholders' equity                        $    4,785        $    5,238        $     5,839
                                                                    ===============   ===============   ===================


                                                       DIGITAL POWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share and per share data

                                                Nine months ended                Three months ended            Year ended
                                                  September 30,                    September 30,              December 31,
                                          ------------------------------   ------------------------------
                                              2003             2002             2003            2002              2002
                                          -------------   --------------   --------------  --------------   -----------------
                                                                     Unaudited
                                          ---------------------------------------------------------------
 Revenues                                 $    5,338      $    6,772       $    1,609      $    2,230       $      8,775
 Cost of revenues                              3,883           4,873            1,179           1,588              6,310
                                          -------------   --------------   --------------  --------------   -----------------

 Gross profit                                  1,455           1,899              430             642              2,465
                                          -------------   --------------   --------------  --------------   -----------------

 Operating expenses:
   Engineering and product development           384             600              111             227                749
   Selling and marketing                         784             761              266             238              1,014
   General and administrative                    946             866              299             343              1,228
                                          ------------------------------   --------------  --------------   -----------------

 Total operating expenses                      2,114           2,227              676             808              2,991
 -----                                    -------------   --------------   --------------  --------------   -----------------

 Operating loss                                 (659)           (328)            (246)           (166)              (526)

 Capital gain from disposal of a
   subsidiary                                      -             280                -             280                280
 Financial income (expenses), net                 12              11                5              (1)                 6
                                          -------------   --------------   --------------  --------------   -----------------

 Income (loss) before tax benefit
   (taxes on income)                            (647)            (37)            (241)            113               (240)
 Tax benefit (taxes on income)                    73             (49)              47              (9)               530
                                          -------------   --------------   --------------  --------------   -----------------

 Net income (loss)                        $     (574)     $      (86)      $     (194)     $      104       $        290
                                          =============   ==============   ==============  ==============   =================

 Basic and diluted earnings (loss)
   per share                              $    (0.11)     $    (0.02)      $    (0.04)     $     0.02       $       0.06
                                          =============   ==============   ==============  ==============   =================

 Weighted average number of shares
   used in computing basic and
   diluted earnings (loss) per share       5,110,680       4,510,680        5,410,680       4,510,680          4,510,680
                                          =============   ==============   ==============  ==============   =================


The accompanying notes are an integral part of the consolidated financial statements.

                                                       DIGITAL POWER CORPORATION
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share data

                                                                                              Accumulated
                                                                      Additional                 other         Total        Total
                                                     Common shares     paid-in  Accumulated  comprehensive  comprehensive   share-
                                                 --------------------  capital    deficit        loss       income (loss)  holders'
                                                   Number     Amount                                                       equity
                                                 ---------   --------  -------   ---------   -----------    ------------  ----------

 Balance as of January 1, 2002                   4,510,680  $ 11,036  $   733    $(8,772)    $    (312)                   $   2,685

  Stock compensation related to warrants
    issued to bank for financing transaction             -         -       20          -             -                           20
  Stock compensation related to options
    granted to consultants and service
    providers                                            -         -       84          -             -                           84
   Comprehensive income:
     Net income                                          -         -        -        290             -     $        290         290
     Foreign currency translation adjustments            -         -        -          -           160              160         160
                                                 ---------- ----------  ------   ----------   -----------  -------------- ----------
       Total comprehensive income                                                                          $        450
                                                                                                           ==============

 Balance as of December 31, 2002                 4,510,680    11,036      837     (8,482)         (152)                       3,239

   Issuance of Common shares                       900,000         -      600          -             -                          600
   Comprehensive loss:
     Net loss                                            -         -        -       (574)            -     $       (574)       (574)
     Foreign currency translation adjustments            -         -        -          -            45               45          45
                                                 ----------  --------   ------   ---------    -----------  --------------- ---------
       Total comprehensive loss                                                                            $       (529)
                                                                                                           ===============


 Balance as of September 30, 2003 (unaudited)    5,410,680  $ 11,036  $ 1,437    $(9,056)   $     (107)                    $  3,310
                                                ===========  ========   ======   =========    ===========                  =========




The accompanying notes are an integral part of the consolidated financial statements.

                                                       DIGITAL POWER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. dollars in thousands

                                                        Nine months ended          Three months ended         Year ended
                                                          September 30,              September 30,           December 31,
                                                   --------------------------- --------------------------
                                                       2003          2002          2003          2002            2002
                                                   ------------- ------------- ------------  ------------  ----------------
                                                                         Unaudited
                                                   ------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                $     (574)   $    (86)   $    (194)   $      104     $        290
   Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating
     activities:
     Depreciation and amortization                         102         217           31            58              298
     Capital gain from disposal of a subsidiary              -        (280)           -          (280)            (280)
     Compensation related to options granted to
       consultants and service providers                   758           -            -             -               90
     Decrease (increase) in trade receivables              588         (61)         126          (278)             358
     Deferred income taxes, net                            (37)         52          246            46             (649)
     Decrease (increase) in other current assets          (182)         27          (46)          (25)              40
     Decrease (increase) in inventories                      -         426          (30)           10              634
     Decrease (increase) in other long-term
       assets                                                -        (114)           -           (67)               6
     Decrease in accounts payable                         (457)       (244)        (113)         (126)            (242)
     Increase (decrease) in other current
       liabilities                                        (415)         69          (65)          140              (15)
     Other                                                   -           -            -            (4)             (14)
                                                   ------------- ------------- ------------  ------------  ----------------

 Net cash provided by (used in) operating
   activities                                             (217)          6          (45)         (422)             516
                                                   ------------- ------------- ------------  ------------  ----------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Restricted short-term bank deposit                      600        (600)           -          (600)            (600)
   Purchase of property and equipment                      (62)        (27)         (20)           31              (37)
   Proceeds from disposal of a subsidiary                    -         (11)           -           (11)             (12)
   Investment in long-term loan                              -           -            -             -              (50)
   Proceeds from long-term loan                             19           -            6             -                -
                                                   ------------- ------------- ------------  ------------  ----------------

 Net cash provided by (used in) investing
   activities                                              557        (638)         (14)         (580)            (699)
                                                   ------------- ------------- ------------  ------------  ----------------

 Cash flows from financing activities:
   Proceeds from short-term bank credit                     40         145            -           145              250
   Proceeds from issuance of Common shares                 600           -            -             -
   Proceeds from long-term loan from a bank                 12           -            -             -                -
   Payments made on short term bank credit                (290)       (652)           -             -             (652)
   Principal payments on capital lease
     obligations and long-term loan                        (29)        (12)          (2)            4              (21)
                                                   ------------- ------------- ------------  ------------  ----------------

 Net cash provided by (used in) financing
   activities                                              333        (519)          (2)          149             (423)
                                                   ------------- ------------- ------------  ------------  ----------------

 Effect of exchange rate changes on cash                    13         118            6            41              (21)
                                                   ------------- ------------- ------------  ------------  ----------------

 Increase (decrease) in cash and cash equivalents          686      (1,033)         (55)         (812)            (627)
 Cash and cash equivalents at the beginning of
   the period                                              616       1,243        1,357         1,022            1,243
                                                   ------------- ------------- ------------  ------------  ----------------

 Cash and cash equivalents at the end of the
   period                                           $    1,302    $    210    $   1,302    $      210     $        616
                                                   ============= ============= ============  ============  ================

 SUPPLEMENTAL DISCLOSURE OF CASH FLOWS ACTIVITIES:
   Cash paid during the period for interest         $        8    $      -            -    $        -     $         26
                                                   ============= ============= ============  ============  ================

The accompanying notes are an integral part of the consolidated financial statements

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


               The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.


          b.   Accounting for stock-based compensation:

               The Company and its subsidiary have elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25") in accounting for its employee stock option plans. Under APB No. 25, when the exercise price of the Company's share options is less than the market price of the underlying shares on the date of grant, compensation expense is recognized.

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

NOTE 2:-  SIGNIFICANT ACCOUNTING POLICIES (cont.)

               Under Statement of Financial Accounting Standard No. 123 "Accounting for Stock Based compensation ("SFAS No. 123") SFAS No. 123, pro forma information regarding net earnings (loss) and net earnings (loss) per share is required and has been determined as if the Company had accounted for its employee options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes Option Valuation Model, with the following weighted-average assumptions for September 30, 2003 and 2002 and December 31, 2002. Expected volatility of 45.6% ranging from 55.0% - 125.9% and 33.8%, respectively, risk-free interest rates of 1.5%, ranging from 4.23% to 5.6% and 1%, respectively, dividend yield of 0% for each period, and a weighted-average expected life of the option of 4 years for each period. Stock compensation, for pro-forma purposes, is amortized over the vesting period.

               The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the fair value method had been applied to all outstanding and unvested awards in each period:


                                                                            Nine months ended
                                                                              September 30,                  Year ended
                                                                     --------------------------------       December 31,
                                                                          2003              2002                2002
                                                                     --------------    --------------    ------------------
                                                                                Unaudited
                                                                     --------------------------------

                     Net income (loss), as reported                   $     (574)       $      (86)       $         290
                     Deduct: Total stock-based compensation
                        expense determined under fair value
                        method for all awards, net of related
                        tax effect                                           (48)              (67)                (607)
                                                                     --------------    --------------    ------------------

                     Pro forma net loss                               $     (622)       $     (153)       $        (317)
                                                                     ==============    ==============    ==================

                     Basic and diluted net earnings (loss) per
                        share, as reported                            $     (0.11)      $     (0.02)      $        0.06
                                                                     ==============    ==============    ==================

                     Basic and diluted net loss per share, pro
                        forma                                         $     (0.12)      $     (0.03)      $       (0.07)
                                                                     ==============    ==============    ==================


NOTE 3:-  SHARE CAPITAL

          On March 31, 2003, the Company entered into an agreement to sell 900,000 shares of Common stock to Telkoor Telecom Ltd. in consideration of $ 600. As part of the transaction, Telkoor Telecom Ltd.'s warrant to purchase 900,000 shares was cancelled. The Company issued the shares on April 3, 2003.

                                                       DIGITAL POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 4:-  PENDING LITIGATION

          A claim was filed against the Company by one of its former customers in the amount of $ 300.

          Company's management believes that the fundamental allegations in the complaint are false and intends to vigorously defend itself.

          At this point, management and the Company's legal counsel are of the opinion that it is not currently possible to predict the likelihood of an unfavorable outcome or the range of a potential verdict against the Company.


NOTE 5:-  SEGMENTS, MAJOR CUSTOMERS AND GEOGRAPHICAL INFORMATION

          The Company has two reportable geographic segments, see Note 1 for a brief description of the Company's business. The data is presented in accordance with Statement of Financial Accounting Standard No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS No. 131").

          The following data presents the revenues, expenditures and other operating data of the Company's geographic operating segments:


                                                                  Nine months ended September 30, 2003 (unaudited)
                                                          -----------------------------------------------------------------
                                                               DPC             DPL           Eliminations         Total
                                                          -------------   -------------    ----------------   -------------

              Revenues                                     $     2,718     $     2,620      $           -      $     5,338
              Intersegment revenues                                535               -               (535)               -
                                                          -------------   -------------    ----------------   -------------

              Total revenues                               $     3,253     $     2,620      $        (535)     $     5,338
                                                          =============   =============    ================   =============

              Depreciation expenses                        $        25     $        77      $           -      $       102
                                                          =============   =============    ================   =============

              Operating loss                               $      (441)    $      (218)     $           -      $      (659)
                                                          =============   =============    ================   =============
              Financial income, net                                                                            $        12
                                                                                                              =============

              Loss before tax benefit                                                                          $      (647)
                                                                                                              =============
              Tax benefit                                  $         -     $        73      $           -      $        73
                                                          =============   =============    ================   =============

              Net loss                                     $      (450)    $      (124)     $           -      $      (574)
                                                          =============   =============    ================   =============
              Expenditures for segment assets at
                 September 30, 2003                        $        12     $        50      $           -      $        62
                                                          =============   =============    ================   =============
              Identifiable assets at September 30,
                 2003                                      $     1,956     $     2,767      $           -      $     4,723
                                                          =============   =============    ================   =============



                                                       DIGITAL POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 5:-    SEGMENTS, MAJOR CUSTOMERS AND GEOGRAPHICAL INFORMATION (cont.)

                                                                  Nine months ended September 30, 2002 (unaudited)
                                                          -----------------------------------------------------------------
                                                               DPC             DPL           Eliminations         Total
                                                          -------------   -------------    ----------------   -------------

              Revenues                                     $     3,384     $     3,388      $           -      $     6,772
              Intersegment revenues                                258               -               (258)               -
                                                          -------------   -------------    ----------------   -------------

              Total revenues                               $     3,642     $     3,388      $        (258)     $     6,772
                                                          =============   =============    ================   =============

              Depreciation expenses                        $       133     $        84      $           -      $       217
                                                          =============   =============    ================   =============

              Operating loss                               $      (136)    $      (192)     $           -      $      (328)
                                                          =============   =============    ================   =============
              Capital gain from disposal
                of a subsidiary                            $       280     $         -      $           -      $       280
                                                          =============   =============    ================   =============
              Financial income, net                                                                            $        11
                                                                                                              =============

              Loss before taxes on income                                                                      $       (37)
                                                                                                              =============
              Taxes on income                              $         -     $       (49)     $           -      $       (49)
                                                          =============   =============    ================   =============

              Net income (loss)                            $      (123)    $        37      $           -      $       (86)
                                                          =============   =============    ================   =============

              Expenditures for segment assets at
                 September 30, 2002                        $        13     $        14      $           -      $        27
                                                          =============   =============    ================   =============

              Identifiable assets at September 30,
                 2002                                      $     2,107     $     3,131      $           -      $     5,238
                                                          =============   =============    ================   =============


                                                                  Three months ended September 30, 2003 (unaudited)
                                                          -----------------------------------------------------------------
                                                               DPC             DPL           Eliminations         Total
                                                          -------------   -------------    ----------------   -------------
              Revenues                                     $       855     $       754      $           -      $     1,609
              Intersegment revenues                                125               -               (125)               -
                                                          -------------   -------------    ----------------   -------------

              Total revenues                               $       980     $       754      $        (125)     $     1,609
                                                          =============   =============    ================   =============

              Depreciation expenses                        $         8     $        23      $           -      $        31
                                                          =============   =============    ================   =============

              Operating loss                               $      (176)    $       (70)     $           -      $      (246)
                                                          =============   =============    ================   =============
              Financial income, net                                                                            $         5
                                                                                                              =============

              Loss before tax benefit                                                                          $      (241)
                                                                                                              =============
              Tax benefit                                  $         -     $        47      $           -      $        47
                                                          =============   =============    ================   =============

              Net loss                                     $      (173)    $       (21)     $           -      $      (194)
                                                          =============   =============    ================   =============
              Expenditures for segment assets for the
                 three months ended September 30, 2003     $         2     $        18      $           -      $        20
                                                          =============   =============    ================   =============

              Identifiable assets at September 30,
                 2003                                      $     1,956     $     2,767      $           -      $     4,723
                                                          =============   =============    ================   =============

                                                       DIGITAL POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars

NOTE 5:-      SEGMENTS, MAJOR CUSTOMERS AND GEOGRAPHICAL INFORMATION (cont.)


                                                                  Three months ended September 30, 2002 (unaudited)
                                                          -----------------------------------------------------------------
                                                               DPC             DPL           Eliminations         Total
                                                          -------------   -------------    ----------------   -------------

               Revenues                                    $       799     $     1,431      $           -      $     2,230
               Intersegment revenues                                44               -                (44)               -
                                                          -------------   -------------    ----------------   -------------

               Total revenues                              $       843     $     1,431      $         (44)     $     2,230
                                                          =============   =============    ================   =============

               Depreciation expenses                       $        29     $        29      $           -      $        58
                                                          =============   =============    ================   =============

               Operating loss                              $         -     $         -      $           -      $      (166)
                                                          =============   =============    ================   =============

               Capital gain from disposal
                 of a subsidiary                           $       280     $         -      $           -      $       280
                                                          =============   =============    ================   =============

               Financial expense, net                                                                          $        (1)
                                                                                                              =============

               Income before taxes on income                                                                   $       113
                                                                                                              =============

               Taxes on income                             $         -     $        (9)     $           -      $        (9)
                                                          =============   =============    ================   =============

               Net income (loss)                           $       105     $        (1)     $           -      $       104
                                                          =============   =============    ================   =============

               Expenditures for segment assets for the
                 three months ended September 30, 2002     $         -     $         -      $           -      $         -
                                                          =============   =============    ================   =============

               Identifiable assets at September 30,
                 2002                                      $     2,107     $     3,131      $           -      $     5,238
                                                          =============   =============    ================   =============


                                                       DIGITAL POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In U.S. dollars


NOTE 5:-      SEGMENTS, MAJOR CUSTOMERS AND GEOGRAPHICAL INFORMATION (cont.)


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
                                                          =============   =============    ================   =============


                                                                 - - - - - - - - - -

                                       14

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenues and earnings from operations of the Company. Factors that could cause actual results to differ materially include, in addition to other factors identified in this report, dependence on the telecommunication, datacom, test and measurement equipment industries, competition in the power supply industry, dependence on manufacturers in Mexico and China and other risks factors detailed in the Company's Form 10-KSB for the year ended December 31, 2002. Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.


THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003, COMPARED TO SEPTEMBER 30, 2002

REVENUES

Revenues decreased by 27.8% to $1,609,000 for the three months ended September 30, 2003, from $2,230,000 for the three months ended September 30, 2002.

Revenues from the domestic operation of DPC increased 7.0% to $855,000 for the three months ended September 30, 2003, from $799,000 for the three months ended September 30, 2002. Revenues from the Company's United Kingdom's operations of DPL decreased 47.3% to $754,000 for the three months ended September 30, 2003, from $1,431,000 for the three months ended September 30, 2002.

For the nine months ended September 30, 2003, revenues decreased by 21.2% to $5,338,000 from $6,772,000 for the nine months ended September 30, 2002.

Revenues from the domestic operation of DPC decreased 19.7% to $2,718,000 for the nine months ended September 30, 2003, from $3,384,000 for the nine months ended September 30, 2002. Revenues from the Company's United Kingdom's operations of DPL decreased 22.7% to $2,620,000 for the nine months ended September 30, 2003, from $3,388,000 for the nine months ended September 30, 2002.

The decrease in revenues for the nine months ended September 30, 2003 from September 30, 2002 is due to continued softness in the Company's market. In addition, where the Company has been successful in designed in products, sales have been slower than anticipated.

GROSS MARGINS

Gross margins were 26.7% for the three months ended September 30, 2003, compared to 28.8% for the three months ended September 30, 2002. For the nine months ended September 30, 2003, gross margin was 27.3% compared to 28.0% for the nine months ended September 30, 2002. The decrease in gross margins can be primarily attributed to fixed cost and the decrease in revenues.

ENGINEERING AND PRODUCT DEVELOPMENT

Engineering and product development expenses were 6.9% of revenues for the three months ended September 30, 2003, and 10.2% for the three months ended September 30, 2002. Engineering and product development expenses were 7.2% of revenues for the nine months ended September 30, 2003, compared to 8.9% for the nine months ended September 30, 2002. Actual dollar expenditures were down by 51.1% for the three months ended September 30, 2003 and 36.0% for the nine month ended September 30, 2003. The decrease was mainly due to the reduced salary expenses.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were 35.1% of revenues for the three months ended September 30, 2003, compared to 26.1% for the three months ended September 30, 2002. Selling, general and administrative expenses were 32.4% of revenues for the nine months ended September 30, 2003, compared to 24.0% for the nine months ended September 30, 2002. In actual dollars, for the three months ended September 30, 2003, selling, general and administrative expenses decreased by 2.8% compared to the three months ended September 30, 2002. For the nine month ended September 30, 2003, the actual dollars spent on selling, general and administrative expenses increased by 6.3% compared to the same period last year. The increase in selling, general and administrative expenses can be attributed mainly to the recognition of the CFO's salary for the full nine months ended September 30, 2003, additional legal expenses and one time expenses related to a lay off.


INCOME (LOSS) BEFORE TAX BENEFIT (TAXES ON IINCOME)

For the three months ended September 30, 2003, the Company had a loss before tax benefit of $241,000 compared to an income before taxes on income of $113,000 for the three months ended September 30, 2002. For the nine months ended September 30, 2003, the Company had a loss before tax benefit of $647,000 compared to a loss before taxes on income of $37,000 for the nine months ended September 30, 2002. The loss increase is mainly due to the decrease in revenue in the nine months ended September 30, 2003 and one time capital gain of $280,000 recorded in the nine months ended September 30, 2002 as a result of the disposal of the Mexican subsidiary, Poder Digital, S.A. de C.V.

INCOME TAXES

For the three months ended September 30, 2003, net tax benefit was $47,000 compared to provision for income taxes of $9,000 for the three months ended September 30, 2002. For the nine months ended September 30, 2003 tax benefit was $73,000 compared to provision for income taxes of $49,000 for the nine months ended September 30, 2002. The tax benefit was mainly comprised of deferred income taxes due to carrying back losses to prior profitable years in the Company's United Kingdom's operations.


NET INCOME (LOSS)

Net loss for the three months ended September 30, 2003, was $194,000 compared to net income of $104,000 for the three months ended September 30, 2002. Net loss for the nine months ended September 30, 2003, was $574,000 compared to net loss of $86,000 for the nine months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2003, the Company had cash and cash equivalents of $1,302,000, and working capital of $2,956,000. This compares to cash and cash equivalents of $210,000, short term deposit of $600,000 and working capital of $2,240,000 at September 30, 2002. Cash used by operating activities for the Company totaled $217,000 compared to cash provided by operating activities of $6,000 for the nine months ended September 30, 2003 and 2002 respectively.

Cash provided by investing activities was $557,000 for the nine months ended September 30, 2003, compared to cash used in investing activities of $638,000 for the nine months ended September 30, 2002.

Net cash provided by financing activities was $333,000 for the nine months ended September 30, 2003, compared to cash used in financing activities of $519,000 for the nine months ended September 30, 2002.

The Company renewed its line of credit with Silicon Valley Bank ("SVB") on June 5, 2003. The Company can borrow up to $1,200,000 if it maintains certain ratios and is in compliance with other covenants. The rate for this line of credit is Silicon Valley Bank's prime rate plus 1.75%. The Company also has a $500,000 line of credit with Lloyds TSB Bank in the UK bearing interest of 1.75% per annum over Lloyds TSB Bank's base rate.

The Company believes it has adequate resources at this time to continue its promotional efforts to increase sales in the electronic industry market. However, if the Company does not meet those goals, it may have to raise money though debt or equity, which may dilute the shareholder equity.


ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer evaluated the disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15) of the Company as of the end of the period covered by this report and have determined that such controls and procedures are effective.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of the shareholders held on Monday, August 4, 2003 at the Company's corporate headquarters, located at 41920 Christy Street, Fremont, California 94538, a quorum of shareholders voted to elect the following persons as Directors of the Company:

Name                              Votes For              Withheld
----                              ---------              --------
Ben- Zion Diamont                 5,086,012               22,262
David Amitai                      5,086,012               22,262
Mark Thum                         5,088,312               19,962
Yeheskel Manea                    5,085,012               23,262
Youal Menipaz                     5,085,012               23,262
Amos Kohn                         5,087,312               20,962

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     31.1 Certification of the CEO under the Sarbanes-Oxley Act
     31.2 Certification of the CFO under the Sarbanes-Oxley Act
     32   Certification of the CEO & CFO under the Sarbanes-Oxley Act

     (b)  Reports on Form 8-K

          The Company filed the following reports:

Date of Report         Date of Event         Item reported
--------------         -------------         -------------
August 8, 2003         August 7, 2003        Press release announcing second
                                             quarter results

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             DIGITAL POWER CORPORATION
                                             -------------------------
                                                  (Registrant)




Dated:   11/11/2003                          /s/ David Amitai
      -----------------                      -----------------------------------
                                             David Amitai
                                             Chief Executive Officer
                                             (Principal Executive Officer)



Dated:   11/11/2003                          /s/ Haim Yatim
      -----------------                      -----------------------------------
                                             Haim Yatim
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                              Officer)