Form 10KSB
period 2003-12-31
DIGITAL POWER CORP
filed 2004-03-18
CIK 896493

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)
         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

                            DIGITAL POWER CORPORATION
             (Exact name of registrant as specified in its charter)

          California                        3679                   94-1721931
          ----------                        ----                   ----------
(State or other jurisdiction of       (Primary Standard         (I.R.S. Employer
 Incorporation or organization)    Industrial Classification     Identification
                                            Code)                     No.

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the year ended December 31, 2003, were $7,369,000.

As of March 3, 2004, the aggregate market value of the voting common stock held by non-affiliates was approximately $3,681,000 based on the closing price of $1.31 per share.

As of March 3, 2004, the number of shares of common stock outstanding was 5,700,703.

Documents  Incorporated by Reference.  None.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

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


                                     PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

General

     Digital Power designs, develops, manufactures, markets, and sells switching power supplies to telecommunications, data communications, test and measurement equipment, office and factory automation and instrumentation equipment manufacturers. We are a California corporation originally formed in 1969. Our corporate office, which contains our administrative, sales, and engineering functions, is located in Fremont, California. In addition the Company has a wholly-owned subsidiary located in Salisbury, England which designs, manufactures and sells products for the European market place including power conversion products for naval and military applications and DC/AC inverters for the telecommunications industry under the label Gresham Power Electronics.

     We primarily sell our switching power supplies to the telecommunications, data communication, test and measurement equipment, office and factory automation and instrumentation equipment manufacturers. Both in North America and Europe, these industries have experienced reductions in sales that have adversely affected our operations and financial condition. As a result, we incurred an operating loss during the year ended December 31, 2003. Further, prior to September 30, 2002, almost all of our manufacturing was conducted at a 16,000 square foot facility operated by our wholly owned subsidiary, Poder Digital, S.A. de C.V., located in Guadalajara, Mexico. On September 30, 2002, we sold Poder Digital to a third-party Mexican subcontractor. This sale was part of our overall cost reduction strategy allowing us to reduce unit costs in Mexico while shifting more production to China. Going forward, the Company has the option of purchasing products from the Mexican subcontractor, who purchased Poder Digital, at reduced unit prices, but with no related fixed expenses. Alternatively if volumes are higher and longer lead times are acceptable by the customer, products can be purchased from the Chinese subcontractor at even lower prices. We purchase the raw material and ship to our third party Mexican manufacturer who manufactures our products according to our specifications.

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

     One of the great advantages of switching power supplies, in addition to the high efficiency, is their high power density, or power-to-volume ratio. This density is the result of the reduction in the size of the various components.
Our switching power supply products have a high power density making them smaller than many of our competitors.

     Another advantage of our power supply products is the flexibility of design. We have designed the base model power supply products so that they can be quickly and inexpensively modified and adapted to the specific power supply needs of any OEM. This "flexibility" approach has allowed us to provide samples of modified power supplies to OEM customers in only a few days after initial consultation, an important capability given the emphasis placed by OEMs on "time to market." This "flexibility" approach also results in very low non-recurring engineering (NRE) expenses. Because of reduced NRE expenses, we do not generally charge our OEM customers for NRE related to tailoring a power supply to a
customer's  specific   requirements.   This  gives  us  an  advantage  over  our
competitors, many of whom do charge their customers for NRE expenses. Our marketing strategy is to exploit this combination of high power density, design flexibility, and short time-to-market to win an increasing share of the power supply market.

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

     We made progress in penetrating the domestic military sector and, as a result of our strategic collaboration with Telkoor Telecom, Ltd. we have been an awarded an initial $1.6 million contract to provide sophisticated mil-spec power supplies for a military avionics application. The majority of this revenue will be recognized in 2004.

Telkoor Telecom Ltd.

     On November 20, 2001, we completed a securities purchase agreement with Telkoor Telecom. Under the securities purchase agreement, Telkoor Telecom acquired (i) 1,250,000 shares of common stock (ii) a warrant to purchase an additional 900,000 shares of common stock at $1.25 per share; and (iii) a warrant to purchase an additional 1,000,000 shares of common stock at $1.50 per share for the aggregate purchase price of $1,250,000. On April 3, 2003, we issued 900,000 shares of Common stock in consideration of $600,000. As part of the transaction Telkoor Telecom Ltd.'s warrant to purchase 900,000 shares was cancelled. Telkoor Telecom's investment of 2,150,000 shares represents approximately 40% of the outstanding shares as of December 31, 2003.

     On January 12, 2004 we entered into a Securities Purchase Agreement with Telkoor Telecom Ltd. to sell 290,023 shares of common stock for the aggregate consideration of $250,000 at a price of $0.862 per share. Additionally, under the Securities Purchase Agreement, Telkoor may purchase additional shares of common stock for an aggregate consideration of $250,000 prior to or on June 30, 2004 at the price equal to the average closing price of Digital Power's common stock of the twenty (20) trading days prior to election to purchase the additional shares. Telkoor's warrant to purchase 1,000,000 shares expired on December 31, 2003.

     Telkoor Telecom is primarily engaged in developing, marketing and selling power supplies and power systems for the telecommunication equipment industry. Consistent with our total cost reduction efforts, and taking advantage of Telkoor's strong engineering team, we have and will continue to engage Telkoor to assist us in new product development. Further, during the year ended December 31, 2003, we made progress in penetrating the United States and European markets with Telkoor Telecom's products. This effort generated sales of approximately 13.38% of our revenues for 2003. We intend to continue to sell Telkoor Telecom's products in the future to supplement our line of products.

Digital Power Limited

     Digital Power Limited, headquartered in Salisbury, England, designs, manufactures, and distributes switching power supplies, uninterruptible power supplies, and power conversion and distribution equipment frequency converters for the commercial and military markets under the name Gresham Power Electronics. Uninterruptible power supplies (UPS) are devices that are inserted between a primary power source and the primary power input of the electronic equipment to be protected for the purpose of eliminating the effects of transient anomalies or temporary outages. A UPS consists of an inverter that is powered by a battery that is kept trickle-charged by rectified AC from an incoming power line. In the event of a power interruption, the battery takes over without the loss of even a fraction of a cycle in the AC output of the UPS. Frequency converters manufactured by Digital Power Ltd. are used to convert a warship's generated 60 cycle electricity supply to 400 cycles. This 400 cycle supply is used to power critical equipment such as the ship's gyro, compass and weapons systems. Gresham also designs and manufactures Transformer Rectifiers for Naval use. Typically these provide battery supported back-up for critical dc systems such as machinery and communications. In addition higher power rectifiers are used for helicopters on naval vessels. The Gresham Power Electronics add diversity to our product line, provided greater access to the United Kingdom and European markets, and strengthened our engineering and technical resources. For the year ended December 31, 2003, Digital Power Limited contributed approximately 53% to our gross revenues.

The Market

     Geographically, we primarily serve the North American power electronics market with individual AC/DC power supplies and DC/DC converters ranging from 50 watts to 600 watts of total output power. Digital Power Ltd. serves the United Kingdom and the European marketplace with AC/DC power supplies, uninterruptible power supplies, and frequency inverters. Both commercial and government (Ministry of Defense) markets are served by Digital Power Ltd.

Customers

     Our products are sold domestically and in North America through a network of manufacturers' representatives and distributors. Our customers can generally be grouped into three broad industries, consisting of the telecommunication, data communication and measurement equipment manufacturers. We have a current base of approximately 150 active customers, some of which are sold through our distributors.

     Gresham Power's products are sold primarily in the UK and to a lesser extent in Europe. The Company has been particularly successful in securing an export market in Spain for its defense products. In the UK our main customers include the UK Ministry of Defense, BAE Systems, Bacock Defense and Marshalls plc. In Mainland Europe we sell directly to IZAR in Spain and Emerson in Sweden. We sell power supplies through European distributors with our greatest strength in Germany and Scandinavia.

Strategy

     Our strategy is to be the supplier of choice to OEMs requiring high-quality power solutions where size, rapid modification, and time-to-market are critical to business success. Target market segments include telecommunications, data communication, test and measurement equipment manufacturers. While many of these segment would be characterized as computer-related, we do not participate in the personal computer (PC) power supply market because of the low margins arising out of the high volume and extremely competitive nature of that market

     We intend to  continue  our sales  primarily  to existing  customers  while simultaneously targeting sales to new customers. We believe that our "flexibility" concept allows customers a more effective choice between our products and products offered by other power supply competitors. Our
"flexibility"  series is designed  around a  standardized  power  platform,  but allows the customer to specify output voltages tailored to its exact requirements within specific parameters. Furthermore, OEMs are seeking power supplies with greater power density and higher efficiency. Digital Power's strategy in responding to this demand has been to offer increasingly smaller power supply units or packages. OEMs have typically had to settle for a standard power supply product with output voltages and other features predetermined by the manufacturer. Alternatively, if the OEM's product required a different set of power supply parameters, the OEM was forced to design this modification in-house, or pay a power supply manufacturer for a custom product. Since custom-designed power supplies are development-intensive and require a great deal of time to design, develop, and manufacture, typically only OEMs with significant volume requirements could economically justify the expense and delay associated with their production. Furthermore, since virtually every power conversion product intended for use in commercial applications requires certain independent safety agency testing at considerable expense, such as by Underwriters Laboratories, an additional barrier is presented to the smaller OEM. By offering OEM customers a new choice with Digital Power's "flexibility" series, we believe we have an advantage over our competitors.

Product Strategy and Products

     We have ten series of base designs from which thousands of individual models can be produced. Each series has its own printed circuit board (PCB) layout that is common to all models within the series regardless of the number of output voltages (typically one to four) or the rating of the individual output voltages. A broad range of output ratings, from 2.0 volts to 48 volts, can be produced by simply changing the power transformer construction and a small number of output components. Designers of electronic systems can determine their total power requirements only after they have designed the system's electronic circuitry and selected the components to be used in the system. Because the designer has a finite amount of space for the system and may be under competitive pressure to further reduce its size, a burden is placed on the power supply manufacturer to maximize the power density of the power supply. A typical power supply consists of a PCB, electronic components, a power transformer and other electromagnetic components, and a sheet metal chassis. The larger components are typically installed on the PCB by means of pin-through-hole assembly where the components are inserted into pre-drilled holes and soldered to electrical circuits on the PCB. Other components can be attached to the PCB by surface mount interconnection technology (SMT) which allows for a reduction in board size because the holes are eliminated and components can be placed on both sides of the board. Our US100 series is an example of a product using this manufacturing technology.

     Digital Power's "flexibility" concept applies to all of our US, UP/SP, DP and UPF product series. A common printed circuit board is shared by each model in a particular family, resulting in a reduction in parts inventory while allowing for rapid modifiability into thousands of output combinations. The following is a description of our primary products.

     Four of our new product offerings resulting from our strategic relationship with Telkoor are the eF175, eF306, CPCI AC-3U-200 and CPCI AC-6U-400. The last two products address the CompactPCI market place. The eF175 is a power factor corrected switching power supply, offering the smallest footprint in the industry at 5" x 3.3" x 1.5". Also with the industry's smallest footprint is the eF306, which delivers up to 300 watts in a form factor of 6.8" x 3.8" x 1.4".

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

     The US70 series of power supplies is similar to the US50 series, a compact, economical, highly efficient, open frame switcher that delivers up to 65 watts with a 70 watt peak. This unit is offered with one to four outputs, a universal input rated from 90 to 264 VAC and is only slightly larger than the US50 series. The US70 series is differentiated from competitive offerings by virtue of its smaller size, providing up to four outputs while competitors typically are limited to three outputs. Flexibility options include cover, power good signal, an isolated V4 output, and UL544 (2nd Ed.) medical safety approval. The DP70 is the same as the US70 except the input is 48 volts DC. We also offer 24VDC input on this series where the model series changes to a DM. This type of product is ideal for low profile systems, with the power supply measuring 3.2" x 5" x 1.5".

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

     The UPF150/DP150 series is an open-frame switcher that delivers up to 150 watts of continuous power from one to four outputs. In response to market condition for more functionality, the UPF 150 has both power factor correction and a Class B EMI filter as standard features. All UPF150 series units are available with 24VDC, or 48VDC inputs. This optional DC input unit (DP150) maintains the same pin-out, size, and mounting as the UPF150 series.

     The UPF 300 watts delivers up to 300 watts from one or two outputs and also includes power factor correction and measures 8" x 4.5" x 2".

Gresham Products

     Gresham designs and manufactures a wide range of products for Naval applications. These include:

     Static Frequency Converters - typically converts Ship's supply from 50/60Hz to 400Hz for gyros and weapons systems. Power range is from 1kVA to 35kVA.

     DC Systems - converts main Ship's supply to 24VDC. These systems normally supported by battery back up provide the vessel's emergency DC supplies for machinery, communications and other essential services.

     Transformer Rectifiers 28V to 400A. Ratings of 10 and 15kVA provide dc power to enable the ship to start and service helicopters. Gresham's TRUs are in service with a number of Navies including the Royal Navy and are designated by Westland Helicopters in support of Super Lynx.

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

     Intelligent switchmode DC/DC power supplies in support of inboard submarine sonar.

     Filter boxes for secure communications

     Navigation and signal panels - for the control and dimming of ship's external navigation lights.

     Gresham also manufactures a range of commercial inverters of its own design for telecoms applications. Rated at 250VA, 500VA and 1kVA these convert either 24V or 48V DC to AC.

     In addition to Digital Power and Telkoor products, Gresham distributes a wide range of commercial Uninterruptible power supplies. Power ratings range from 500VA to 6kVA in a modular configurable range. The Company also provides turnkey high power solutions for major business users. Typically configured with generators for the support of substantial institutional systems, power ratings can extend to 300kVA."

Manufacturing Strategy

     Consistent with our product flexibility strategy, we aim to maintain a high degree of flexibility in our manufacturing strategy through the use of strategically focused contract manufactures. It is our belief that strategically focused contract manufacturers will meet our near term cost, delivery and quality goals while providing synergistic concepts. In addition, we believe these relationships will eventually give us access to new markets and cross licensing arrangements that may be beneficial. The competitive nature of the power supply industry has also placed continual downward pressure on selling prices. In order to achieve our low cost manufacturing goals with labor intensive product, we also plan on continually increasing our supply base through the use of contract manufacturers in the Far East. At present we have two principle sources in the Far East: Winco Power Technology and Fortron/Source.

     On September 30, 2002, the Company sold its Mexican subsidiary, Poder Digital, S.A. de C.V. to a contract manufacturer located in Guadalajara, Mexico, in consideration of $20,000. As a result of this transaction the Company recorded a capital gain of $280,463. Subsequent to this transaction, the Company and the purchaser signed a subcontractor agreement.

     In addition, we have contract manufacturing relationships with Fortron/Source Corp. and with Winco Power Technology to manufacture our products at facilities located in China on a turnkey basis. Purchases from Fortron/Source and Winco are made pursuant to purchase orders. For the year ended December 31, 2003, Digital Power purchased approximately 32% of its power supplies requirements through Fortron/Source Corp. and Winco Power Technology. Our products are meeting the certification standards according to independent safety agency requirements.

Digital Power Limited Manufacturing

     Digital Power Limited operates from a 25,000 sq. ft leased facility located in Salisbury U.K. The equipment designed and manufactured in Salisbury is different from the power supplies produced in Mexico and China. Full assembly, test and quality assurance takes place in house.

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

     In certain territories, we have entered into agreements with distributors who buy and resell our products. For the fiscal years ended December 31, 2003 and 2002, domestic distributor sales accounted for 38.60% and 29.54%, respectively, of our total sales. Over this same period, one distributor accounted for 17.90%, and 13.87%, respectively, of total sales. In general, the agreements with distributors are subject to annual renewal and may be terminated upon 90 days' written notice. Although these agreements may be terminated by either party, in the event a distributor decides to terminate its agreement with us, we believe that we would be able to continue the sale of our products through direct sales to the customers of the distributor. Further, distributors are eligible to return up to 25% of their previous six-months purchases as a stock rotation. In such an event the distributor is required to place offsetting new orders equal to the value of the returned products. For the past three years, stock rotations have not exceeded one percent of total sales.

     Our promotional efforts to date have included product data sheets, trade shows and Internet Web sites. Our future promotional activities will likely include space advertising in industry-specific publications, application notes and enhancements to our existing Web sites.

     Our products are warranted to be free of defects for approximately twelve months from date of shipment. As of December 31, 2003 and 2002, our warranty reserve was $111,000 and $107,000, respectively. No significant warranty returns were experienced in either 2003 or 2002.

Competition

     The merchant power supply manufacturing industry is highly fragmented and characterized by intense competition. Our competition includes hundreds of companies located throughout the world, some of whom have advantages over us in terms of labor and component costs, and some of who may offer products comparable in quality to ours. Many of our competitors, including Power One, Artesyn Technologies, Inc., ASTEC America, Lambda Electronics, and Meanwell Power Supplies have substantially greater fiscal and marketing resources and geographic presence than we do. If we are successful in increasing our revenues, competitors may notice and increase competition for our customers. We also face competition from current and prospective customers who may decide to design and manufacture internally the power supplies needed for their products. Furthermore, certain larger OEMs tend to contract only with larger power supply manufacturers. This factor could become more problematic to us if consolidation trends in the electronics industry continue and some of the OEMs to whom we sell our products are acquired by larger OEMs. To remain competitive, management believes that we must continue to compete favorably on the basis of value by providing reliable manufacturing, offering customer service and design engineering services, continuously improving quality and reliability levels, and offering flexible and reliable delivery schedules. We believe we have a competitive position with our targeted customers who need a high-quality, compact product which can be readily modified to meet the customer's unique requirements. However, there can be no assurance that we will continue to compete successfully in the power supply market.

Engineering and Product Development

     Our engineering and product development efforts are primarily directed toward modification of our standard power supply to provide a broad array of individual models. Improvements are constantly sought in power density, modifiability, and efficiency, while we attempt to anticipate changing market demands for increased functionality, such as PFC and improved EMI filtering.

     Historically, the Company has utilized consultants and contract engineering for the majority of its new product developments, supported by the internal engineering staff for product engineering. The Company intends to continue this strategy for research and development. Further, as a result of the strategic relationship with Telkoor Telecom, the Company engaged Telkoor's Telecom engineering team in Israel, to assist it in new product development. If Digital Power identifies a potential new product for development, it will cooperate with Telkoor Telecom to design and develop the product.

Employees

     As of December 31, 2003, we had 41 employees located in the United States and the United Kingdom. We believe that our employee relations are good.

Foreign Currency Fluctuations

     Gresham Power conducts its financial operation using the United Kingdom pound sterling. Therefore, we are subject to monetary fluctuations between the U.S. dollar and United Kingdom pound sterling. For the years ended December 31, 2003 and 2002 we experienced foreign currency translation adjustments of $146,000 and $160,000 respectively.

Raw Materials

     The raw materials for power supplies principally consist of electronic components. These materials are available from a variety of sources and we are not dependent on any one supplier. We generally purchase components based on orders received or forecast to minimize our risk of unusable inventory. To the extent necessary we may order materials prior to orders to obtain shorter lead times and achieve quantity discounts following a risk assessment.

Intellectual Property

     We rely upon a combination of trade secrets, industry expertise, confidential procedures and contractual provisions to protect our intellectual property. We believe that because our products are continually updated and revised, obtaining patents would be costly and not beneficial.

     We applied for trademark protection for the mark "DP Digital Power - Powering our technologies." There is no assurance that the USPTO will grant this trademark.

ITEM 2.  DESCRIPTION OF PROPERTY.

     Our headquarters are located in approximately 9,500 square feet of leased office, research and development space in Fremont, California. For the year ended December 31, 2003 until October 15, 2003, we paid $8,550 per month for rent. On October 15, 2003, we amended our lease agreement. Our revised payment of rent is as follows: October 1, 2003 to September 30, 2005, $8,550 per month; October 1, 2005 to September 30, 2006, $9,025 per month; and October 1, 2006 to September 30, 2007, $9,500 per month. During 2002, we issued to the landlord warrants to purchase 10,000 shares of Common Stock at an exercise price of $1.00 per shares expiring in September 2013.

     Gresham Power leases approximately 25,000 square feet for its location in Salisbury, England. Gresham Power pays rent of approximately $10,000 per month, and the lease expires on September 26, 2008. We believe that our existing facilities are adequate for the foreseeable future and have no plans to expand them.

ITEM 3.  LEGAL PROCEEDINGS.

     On April 2, 2003, a claim was filed against the Company by Tek-Tron Enterprises Inc. in the state court of Pennsylvania, specifically, the Court of Common Pleas of Bucks County, as Case No. 0302116-24-1. Tek-Tron Enterprises, Inc is seeking damages of approximately $300,000. This case is a complaint for breaking of contract and conversion of parts and infrastructure owned by
Tek-Tron Enterprises, Inc. located in the Company's former subsidiary, Poder Digital S.A's, Mexico manufacturing plant. The Company is currently in settlement negotiations with Tek-Tron Enterprises Inc. and has accrued $102,000 in expenses related to the lawsuit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)  Comparative Market Prices

     Our common stock is listed and traded on the American Stock Exchange ("AMEX") under the symbol DPW. The following tables set forth the high and low closing sale prices, as reported by AMEX, for our common stock for the prior two fiscal years.

     Quarter Ended              High                   Low
     -------------              ----                   ---

      12/31/2003              $ 0.99                  $0.69
       9/30/2003                1.05                   0.71
       6/30/2003                1.02                   0.55
       3/31/2003                0.65                   0.51

      12/31/2002              $ 0.86                  $0.38
       9/30/2002                0.72                   0.40
       6/30/2002                0.78                   0.56
       3/31/2002                1.34                   0.65

(b)  Holders

     As of March 3, 2004, there were 5,700,703 shares of our common stock outstanding, held by approximately 95 registered holders, not including holders whose shares of common stock are held in street name.

(c)  Dividends

     We have not declared or paid any cash dividends since our inception and we do not intend to pay any cash dividends in the foreseeable future. The declaration of dividends in the future, if any, will be at the discretion of the Board of Directors and will depend upon our earnings, capital requirements, and financial position.

(d)  Recent Sales of Unregistered Securities

     On January 12, 2004, the Company sold 290,023 shares of common stock for $0.862 per share to Telkoor Telecom Ltd. Under the terms of the stock purchase agreement, Telkoor may invest an additional $250,000 on or before June 30, 2004. The purchase price per share for the additional investment is the average closing price of the Company's common stock twenty (20) trading days prior to notice of intent to invest. There was no broker or placement agent in this transaction.

     The sales and issuance of common stock was made by us in reliance upon the exemptions from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated by the SEC under federal securities laws and comparable exemptions for sales to "accredited" investors under state securities laws. The offers and sales were made to accredited investors as defined in Rule 501(a) under the Securities Act, no general solicitation was made by us or any person acting on our behalf; the securities sold were subject to transfer restrictions, and the certificates for those shares contained an appropriate legend stating that they had not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption there from.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

     We are engaged in the business of designing, developing, manufacturing, marketing and selling switching power supplies to telecommunications, data communication , test and measurement equipment, office and factory automation and instrumentation equipment manufacturers. Revenues are generated from sales to distributors, OEMs in the telecommunication, data communication, test and measurements equipment, office and factory automation and instrumentation equipment manufacturers in North America, Europe, and the United Kingdom.

     During the year ended December 31, 2003, we continued to experience a slow down in customer orders in both the United States and Europe due to the softening in the telecomm and networking markets, which we serve. In addition, where the Company has been successful in designed-in products, sales have been slower than anticipated. We have continued our promotional efforts to increase sales to existing and new customers, and have continued new product developments. Until revenues increase to a sufficient amount to offset our expenses, we anticipate that we will continue to experience net losses for the near future. We believe that our cash will be sufficient to fund those losses.

Results of Operations

     The table below sets forth certain statements of operations data as a percentage of revenues for the years ended December 31, 2003 and 2002:

                                                      Years Ended December 31,
                                                      ------------------------
                                                      2003                2002
                                                      ----                ----

         Revenues                                    100.00%             100.00%

         Cost of Revenues                             72.93               71.91
                                                      -----               -----

         Gross profit                                 27.07               28.09

         Engineering and product development           7.57                8.54

         Sales and marketing                          14.93               11.56

         General and administrative                   19.03               13.99



         Total operating expenses                     41.53               34.09
                                                      -----               -----

         Operating loss                              (14.46)              (6.00)

         Capital Gain from disposal of a subsidiary       -                3.19

         Financial income and other income             0.34                0.07

         Loss before tax benefit                     (14.12)              (2.74)

         Tax benefit                                   1.05                6.04
                                                       ----                ----

         Net income (loss)                           (13.07)%              3.30%
                                                     ======                ====

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

Year Ended December 31, 2003, Compared to Year Ended December 31, 2002

Revenues

     For the year ended December 31, 2003, revenues decreased by 16.02% to $7,369,000 from $8,775,000 for the year ended December 31, 2002.

     Revenues from the domestic operation of DPC decreased 21.41% to $3,417,000 for the year ended December 31, 2003, from $4,348,000 for the year ended
December 31, 2002. Revenues from the Company's European operations of DPL decreased 10.73% to $3,952,000 for the year ended December 31, 2003, from $4,427,000 for the year ended December 31, 2002.

     The decrease in revenues for the year ended December 31, 2003 from December 2002 is due to continued softness in the Company's markets. In addition, where the Company has been successful in designed-in products, sales have been slower than anticipated. The Company is focusing on enhanced sales efforts in order to increase our revenues.

Gross Margins

     Gross margins were 27.07% for the year ended December 31, 2003, compared to 28.09% for the year ended December 31, 2002. The decrease in our gross margins can be primarily attributed to fixed cost, decrease in revenue and one time inventory write-offs in the total amount of $46,000 related to DPL.

Engineering and Product Development

     Engineering and product development expenses were 7.57% of revenues for the year ended December 31, 2003, compared to 8.54% for the year ended December 31, 2002. Actual dollar expenditures were decreased by $191,000 from 2003 to 2002. The decrease in engineering and product development expenses was mainly due to reduced salary expenses. The Company is not expecting to materially decrease engineering expenses in the near future.

Selling and Marketing

     Selling and marketing expenses were 14.93% of revenues for the year ended December 31, 2003, compared to 11.56% for the year ended December 31, 2002. Actual dollar expenditures were increase by $86,000 from 2003 to 2002. The increase in sales and marketing was primarily due to the hiring of sales person and travel expenses in DPL as part of our efforts to increase sales.

General and Administrative

     General and administrative expenses were 19.03% of revenues for the year ended December 31, 2003, compared to 13.99% for the year ended December 31, 2002. The increase of $174,000 in general and administrative expenses from 2002 to 2003 is mainly due to additional accrued litigation expenses of $102,000 and increase in allowance for bad debts of $72,000.

Capital Gain from the Disposal of Poder Digital

     The Company had a one time capital gain for the year ended December 31, 2002, of $280,000 resulting from the disposal of Poder Digital.

Financial Income and Other Expenses

     Interest income, net of interest expense, was $25,000 for the year ended December 31, 2003, compared to an income of $6,000 for the year ended December 31, 2002. The increase in the interest income from 2002 to 2003 is from the Company's United Kingdom's operations of DPL.

Loss before Tax benefit

     For the year ended December 31, 2003, we had a loss before tax benefit of $1,040,000 compared to a loss of $240,000 for the year ended December 31, 2002. The loss increase is mainly due to the decrease in revenues in the year ended
December 31, 2003 and one time capital gain of $280,000 recorded in the year ended December 31, 2002 as a result of the disposal of the Mexican subsidiary, Poder Digital, S.A. de C.V.

Tax Benefit

     For the year ended December 31, 2003, the Company had a tax benefit of $77,000 compared to a tax benefit of $530,000 for the year ended December 31, 2002. The tax benefit for the year 2003 is from the UK operations. The tax benefit for the year 2002 was comprised of a tax refund of $649,000, for the Company's US operations, offset by a tax expense of $119,0000 for the UK operations, which was profitable for the year ended December 31, 2002.

     The $649,000 tax refund resulted from a tax law change. Prior to this change, US tax payers had the option of carrying forward net operating losses (NOL's) to reduce future income tax payment, or carrying back those losses to prior profitable years (up to a maximum of two years) and file for a refund of taxes paid. The tax law change increased the carryback period to five years for NOL's incurred in 2001 and 2002, which allowed the Company to claim additional refunds for taxes paid in 1996 and 1997.

     The Company has actually received $649,000 of this refund during the year ended December 31, 2003. As of December 31, 2003, the Company has available tax carryforward of approximately $4,500,000.

Net Loss and Net Income

     Net loss for the year ended December 31, 2003, was $963,000 compared to a net income of $290,000 for the year ended December 31, 2002. The net loss can be attributed mainly due to the decrease in revenue.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States require management to make estimates and assumptions that affect the reported assets, liabilities, sales and expenses in the accompanying financial statements. Critical accounting policies are those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. The following are considered our most critical accounting policies that, under different conditions or using different assumption or estimates, could show materially different results on our financial condition and results of operations.

Revenue Recognition

     The Company's revenue recognition policy for product revenues is that revenue is recognized when the risks and rewards of ownership pass, which is primarily upon delivery of goods to customers (see Note 2i to the Consolidated Financial Statements).

Inventory Obsolescence Accruals

     The Company writes down its inventory for estimated obsolescence or unmarketable inventory to the estimated net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Deferred Income Taxes

     Significant management judgment is required in determining the provision for income taxes, deferred tax assets and any valuation allowance recorded against net deferred tax assets. Due to uncertainties related to the Company's ability to utilize some portion of the deferred tax assets, a valuation allowance of approximately $1,765,000 has been recorded as of December 31, 2003.

Other Accrued Liabilities

     The Company also maintains other accrued liabilities. These accruals are based on a variety of factors including past experience and various actuarial assumptions and, in many cases, require estimates of events not yet reported to the Company. If future experience differs from these estimates, operating results in future periods would be impacted.

Liquidity and Capital Resources

     On December 31, 2003, we had cash, cash equivalents and restricted cash of $1,346,000 and working capital of $2,686,000. This compares to $1,216,000 and working capital of $2,832,000 at December 31, 2002. The decrease in working capital was mainly due to a decrease in our trade receivable resulting from our decrease in revenues.

     Net cash used in operating activities was $197,000 for the year ended December 31, 2003, compared to cash provided by operating activities of $516,000 for the year ended December 31, 2002.

     Net cash provided by investing activities was $262,000 for the year ended December 31, 2003, compared to cash used in investing activities of $699,000 for the year ended December 31, 2002. Net cash provided by financing activities was $331,000 for the year ended December 31, 2003, compared to net cash used in financing activities of $423,000 for the year ended December 31, 2002.

     The  Company  has  available  a line of credit  with  Silicon  Valley  Bank
("SVB"). The Company can borrow up to $1,200,000 against eligible account receivable and other financial covenants. According to this covenant the available line of credit for utilization as of December 31, 2003 is $353,000. The rate for this line of credit would be at Silicon Valley Bank's prime rate plus 1.75% (currently 5.75%). As of December 31, 2003, the Company has not utilized its line of credit.

     The Company's subsidiary has a $534,000 line of credit with Lloyds TSB Bank. Borrowing under this line of credit bears interest of 1.75% per annum over the bank's base rate (totaling 5.5% at December 31, 2003). Interest only, is payable monthly with outstanding principal due on demand. If no demand is made, the outstanding principal and accrued interest is due on March 31, 2004.

     We do not believe that our sales are seasonal. Further, we do not believe that inflation will adversely affect our operations.

     The Company believes it has adequate resources at this time to continue its promotional efforts to increase sales in the electronic industry market. However, if the Company does not meet those goals, it may have to raise money through debts or equity, which may dilute shareholder's equity.

Management

     There is currently a dispute between certain shareholders and managers of Telkoor Telecom, which is subject to litigation in Israel. Two of the members of our Board of Director are involved in this dispute. Although, the Company does not believe the dispute has effected the day-to-day operations of the Company, it may have an adverse impact on certain decision making in the future.

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

We experienced an operating loss during the year ended December 31, 2003, and anticipate that losses will continue in the near future.

     For the year ended December 31, 2003, we incurred an operating loss of $1,091,000. Although we have actively taken steps to reduce our costs, we will incur losses until we increase revenues through the sale of current products and new products under development.

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

We are dependent on the performance of our three subcontract manufacturers.

     Since we do not own our manufacturing facilities, we must rely on our subcontractor's abilities to purchase components, staff their operation, maintain high volume and high quality processes, and remain financially solvent.

Conditions in Israel may limit our ability to receive and sell products. This could decrease our revenues.

     Telkoor's principal offices, research and development and manufacturing facilities are located in Israel. Political, economic and military conditions in Israel directly affect our operations. We could be adversely affected by any major hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, a significant increase in inflation, or a significant downturn in the economic or financial condition of Israel. Restrictive laws or policies directed towards Israel or Israeli businesses could adversely affect us.

We are dependant upon key personnel.

     Our performance is substantially dependent on the performance of its executive officers and key personnel, and on our ability to retain and motivate such personnel. The loss of any of our key personnel could have a material adverse effect on our business, financial condition and operating results.

We are dependant on suppliers.

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

Our products are not protected by patents.

     Our products are not subject to any U.S. or foreign patents. We believe that because our products are continually updated and revised, obtaining patents would be costly and not beneficial. Therefore, we cannot guarantee that other competitors or former employees will make use of and develop proprietary information on which we rely.

Our common stock price is volatile.

     Our common stock is listed on the American Stock Exchange and is thinly traded. In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects. Further, the exercise of outstanding options and warrants may adversely affect our stock price and your percentage of ownership. As of December 31, 2003, the Company has employees options to purchase 972,460 shares of common stock, with a weighted average exercise price of $1.19 exercisable at prices ranging from $0.48 to $2.375 per share and consultants and service providers options to purchase 220,000 shares of common stock, with a weighted average exercise price of $2.818 exercisable at prices ranging from $1.00 to $3.00 were outstanding. In addition, we have 40,000 warrants to purchase shares of common stock at an exercise price of $1.00. The exercise of these options and warrants may have an adverse effect on the price of our common stock and will dilute existing shareholder percentage ownership in the Company.

Substantial Ownership by Telkoor Telecom

     As of December 31, 2003, Telkoor Telecom owns approximately 40% of the outstanding shares of common stock of the Company. On January 12, 2004, Telkoor Telecom purchased an additional 290,023 shares of common stock which increased Telkoor Telecom ownership to approximately 43% of the outstanding shares of common stock. Also, Telkoor Telecom may purchase additional shares of common stock for an aggregate consideration of $250,000 prior to or on June 30, 2004 at the price equal to the average closing price of Digital Power's common stock of the twenty trading days prior to election to purchase the additional shares. Telkoor Telecom ownership makes it difficult for other shareholders to propose changes or change the Board of Directors. Currently, certain shareholders and managers of Telkoor Telecom are in a dispute. This dispute may divert limited resources of the Company from its business. See "management" section above.

Intellectual Property

     While Digital Power Corp. owns the intellectual property rights on its legacy products (the US, UP and UPF Series), Telkoor Telecom designed and developed the newer products (the CPCI, Strongbox, and eF Series) at its expense and owns the intellectual property rights. Further, all of these new products sold by Digital Power to date were manufactured by Telkoor Telecom in Israel and shipped to Digital Power at a transfer price which allowed for some gross margins to be earned by Telkoor. This exposes Digital Power to potentially lower gross margins on these products. Digital Power and Telkoor Telecom plan to enter into an agreement to manufacture these products in a lower cost environment allowing for improved gross margins. However, no assurances can be given that such an agreement will be formalized, which could result in continued lower margins.

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements of the Company, including the notes thereto and report of the independent auditors thereon, are attached hereto as exhibits as page numbers F-1 through F-24.

                  DIGITAL POWER CORPORATION AND ITS SUBSIDIARY


                        CONSOLIDATED FINANCIAL STATEMENTS


                             AS OF DECEMBER 31, 2003



                                 IN U.S. DOLLARS




                                      INDEX


                                                                      Page
                                                                ----------------

Report of Independent Auditors                                         2

Consolidated Balance Sheet                                           3 - 4

Consolidated Statements of Operations                                  5

Statements of Changes in Shareholders' Equity                          6

Consolidated Statements of Cash Flows                                  7

Notes to Consolidated Financial Statements                           8 - 24




                                 - - - - - - - -

                         REPORT OF INDEPENDENT AUDITORS

                             To the Shareholders of

                            DIGITAL POWER CORPORATION



     We have audited the accompanying consolidated balance sheet of Digital Power Corporation ("the Company") and its subsidiaries as of December 31, 2003 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2003 and the consolidated results of their operations and cash flows for the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.





                                                s/ KOST FORER GABBAY & KASIERER
 Tel-Aviv, Israel                               KOST FORER GABBAY & KASIERER
 March 9, 2004                                  A Member of Ernst & Young Global

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. dollars in thousands


                                                                    December 31,
                                                                       2003
                                                                    ------------
     ASSETS

 CURRENT ASSETS:
   Cash and cash equivalents                                        $      1,050
   Restricted cash                                                           296
   Trade receivables, net of allowance for doubtful accounts
     of $107 at December 31, 2003                                          1,625
   Prepaid expenses and other current assets                                 136
   Inventories (Note 3)                                                    1,693
                                                                    ------------

 Total current assets                                                      4,800
                                                                    ------------

 LEASE DEPOSITS                                                               18
                                                                    ------------

 PROPERTY AND EQUIPMENT, NET (Note 4)                                        318
                                                                    ------------

 Total assets                                                       $      5,136
                                                                    ============




The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share data

                                                                    December 31,
                                                                       2003
                                                                    ------------

     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

 CURRENT LIABILITIES:
   Accounts payable                                                 $     1,074
   Other current liabilities (Note 6)                                     1,040
                                                                    ------------

 Total current liabilities                                                2,114
                                                                    ------------

 COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

 SHAREHOLDERS' EQUITY (Note 8):
   Series A redeemable, convertible Preferred shares no par value:
    500,000 shares authorized, 0 shares issued and outstanding as of December 31, 2003
   Preferred shares, no par value: 1,500,000 shares authorized, 0 shares issued and outstanding as of December 31, 2003
  Common shares, no par value: 10,000,000 shares authorized;
   5,410,680 shares issued and outstanding as of December 31, 2003       11,036
   Additional paid-in capital                                             1,437
   Accumulated deficit                                                   (9,445)
   Accumulated other comprehensive loss                                      (6)
                                                                    ------------

 Total shareholders' equity                                                3,022
                                                                    ------------

 Total liabilities and shareholders' equity                              $ 5,136
                                                                    ============

The accompanying notes are an integral part of the consolidated financial statements.


CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------------------------------
U.S. dollars in thousands, except share data and per share data


                                                                                                 Year ended December 31,
                                                                                            ---------------------------------
                                                                                                 2003              2002
                                                                                            --------------    ---------------

           Revenues (Note 12)                                                                 $     7,369       $     8,775
  Cost of revenues (Note 10)                                                                        5,374             6,310
                                                                                            --------------    ---------------

  Gross profit                                                                                      1,995             2,465
                                                                                            --------------    ---------------

           Operating expenses:
   Engineering and product development                                                                558               749
   Selling and marketing                                                                            1,100             1,014
   General and administrative                                                                       1,402             1,228
                                                                                            --------------    ---------------

  Total operating expenses                                                                          3,060             2,991
                                                                                            --------------    ---------------

  Operating loss                                                                                   (1,065)             (526)

  Capital gain from disposal of a subsidiary (Note 1b)                                                  -               280
  Financial income, net                                                                                25                 6
                                                                                            --------------    ---------------

           Loss before tax benefit                                                                 (1,040)             (240)
  Tax benefit (Note 9)                                                                                 77               530
                                                                                            --------------    ---------------

  Net income (loss)                                                                           $      (963)      $       290
                                                                                            ==============    ===============

  Basic earnings (loss) per share                                                             $      (0.19)     $       0.06
                                                                                            ==============    ===============

  Diluted net earnings (loss) per share                                                       $      (0.19)     $       0.06
                                                                                            ==============    ===============

  Weighted average Number of shares used in computing basic net earnings
   (loss) per share                                                                             5,185,680         4,510,680
                                                                                            ==============    ===============

  Weighted average number of shares used in computing diluted net earnings
   (loss) per share                                                                             5,185,680         4,545,982
                                                                                            ==============    ===============



The accompanying notes are an integral part of the consolidated financial statements.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
U.S. dollars in thousands, except share data


                                                                                   Accumulated
                                        Common shares     Additional                  other      Total other      Total
                                      ------------------    paid-in   Accumulated comprehensive comprehensive  shareholders'
                                       Number     Amount    capital     deficit       Loss      income(loss)      equity
                                      ---------  -------  ----------  ----------- ------------- ------------- ---------------

 Balance as of January 1, 2002        4,510,680  $11,036    $    733  $   (8,772) $       (312)               $      2,685

   Stock compensation related
    to warrants issued to bank
    for financing transaction                 -        -          20           -             -                          20
   Stock compensation related
    to options granted to
    consultants and service
    providers                                 -        -          84           -             -                          84
   Comprehensive income:
     Net income                               -        -           -         290             -  $        290           290
     Foreign currency translation
      adjustments                             -        -           -           -           160           160           160
                                                                                                -----------------
       Total comprehensive loss                                                                 $        450
                                      ---------  -------  ----------  ----------- ------------- ================= -----------

 Balance as of December 31, 2002      4,510,680   11,036         837      (8,482)         (152)                      3,239

   Issuance of Common shares, net       900,000        -         600           -             -                         600
   Comprehensive loss:
     Net loss                                 -        -           -        (963)            -  $       (963)         (963)
     Foreign currency translation
      adjustments                             -        -           -           -           146           146           146
                                                                                                -----------------
       Total other comprehensive loss         -        -           -           -             -  $       (817)            -
                                      ---------  -------  ----------  ----------- ------------- ================= -----------

 Balance as of December 31, 2003      5,410,680  $11,036  $    1,437   $  (9,445) $        (6)                    $     3,022
                                      =========  =======  ============ ========== ============                    ===========




The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

                                                                                                Year ended December 31,
                                                                                          ------------------------------------
                                                                                                2003               2002
                                                                                          -----------------  -----------------
  Cash flows from operating activities:
   Net income (loss)                                                                       $       (963)      $        290
     Adjustments required to reconcile net income (loss) to net cash provided by
       (used in) operating activities:
       Depreciation                                                                                 131                298
       Capital gain from disposal of a subsidiary                                                     -               (280)
       Compensation related to options granted to consultants and service providers                   -                 90
       Decrease (increase) in deferred income taxes                                                 649               (649)
       Decrease in trade receivables                                                                437                358
       Decrease in prepaid expenses and other current assets                                          2                 40
       Decrease (increase) in inventories                                                          (179)               634
       Increase (decrease)  in long-term loan and lease deposits                                     (2)                 6
       Decrease in accounts payables                                                               (316)              (242)
       Increase (decrease) in other current liabilities                                              44                (15)
       Other                                                                                          -                (14)
                                                                                          -----------------  -----------------

  Net cash provided by (used in) operating activities                                              (197)               516
                                                                                          -----------------  -----------------

  Cash flows from investing activities:
     Increase (decrease) in restricted cash                                                         304               (600)
     Purchase of property and equipment                                                             (67)               (37)
     Proceeds from disposal of a subsidiary                                                           -                (12)
     Investment in long term loan                                                                    25                (50)
                                                                                          -----------------  -----------------

  Net cash provided by (used in) investing activities                                               262               (699)
                                                                                          -----------------  -----------------

  Cash flows from financing activities:
     Proceeds from short term bank credit                                                             -                250
     Payments made on short-term bank credit                                                       (250)              (652)
     Principal payments on capital lease obligations                                                (19)               (21)
     Issuance of shares pursuant to an investment by Telkoor Telecom Ltd.                           600                  -
                                                                                          -----------------  -----------------

  Net cash provided by (used in) financing activities                                               331               (423)
                                                                                          -----------------  -----------------

  Effect of exchange rate changes on cash and cash equivalents                                       38                (21)
                                                                                          -----------------  -----------------

  Increase (decrease) in cash and cash equivalents                                                  434               (627)
  Cash and cash equivalents at the beginning of the year                                            616              1,243
                                                                                          -----------------  -----------------

  Cash and cash equivalents at the end of the year                                         $      1,050       $        616
                                                                                          =================  =================

  Supplemental disclosure of cash flows activities:
  Cash paid during the year for interest                                                   $          9       $         26
                                                                                          =================  =================


The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1:- GENERAL

         a. Digital Power Corporation ("the Company" or "DPC") was incorporated in 1969, under the General Corporation Law of the state of California. The Company has a wholly-owned subsidiary, Digital Power Limited ("DPL"), located in the United Kingdom. The Company and its subsidiary are currently engaged in the design, develop, manufacture, market and sale of switching power supplies and converters. The Company has two reportable geographic segments - North America (sales through DPC) and Europe (sales through DPL).

          b. On September 30, 2002, the Company sold its wholly-owned Mexican subsidiary, Poder Digital, S.A. de C.V. ("PD"), in consideration of $ 20. Upon the transfer of all risk and title to the purchaser, the Company recorded a capital gain of $ 280. Historically, the Company manufactured its products through PD. As PD is part of a larger cash-flow-generating group, and on its own is not a component of an entity, the terms describes in Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") for reporting in discontinued operations of PD have not been met. The results of operations of PD for the nine months ended September 30, 2002, were included in the Company's statements of operations for the year ended December 31, 2002. The disposal of PD on September 30, 2002, allowed the Company to expand its use of subcontractors in the Far East manufacturing of its power supplies.


          c. The Company depends on three major subcontractors for producing its products. If these manufacturers become unable or unwilling to continue to manufacture the Company's products in required volumes on a timely basis, any resulting manufacturing delays could result in the loss of sales, which could adversely affect operating results and cash position.


NOTE 2:-  SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP").

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

               The financial statements of DPL whose functional currency has been determined to be its local currency have been translated into U.S. dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate for the period. The resulting translation adjustments are reported as a component of accumulated other comprehensive loss in shareholders' equity.

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

          e.   Restricted cash:

               Restricted cash is invested in a deposit, which matures within less than three months and is used to secure a letter of credit issued by the Company's bank.

          f.   Inventories:

               Inventories are stated at the lower of cost or market value. Inventory write-offs are provided to cover risks arising from slow-moving items or technological obsolescence.

               Cost is determined as follows: Raw materials,  parts and supplies
               - using the "first-in, first-out" method. Work-in-progress - represents the cost of manufacturing with the addition of indirect manufacturing costs.

               Finished products - on the basis of direct manufacturing costs with the addition of indirect manufacturing costs.

               The Company periodically assesses its inventories valuation in accordance with slow moving items, revenue forecasts and technological obsolescence. When inventories on hand exceed the foreseeable demand or become obsolete, the value of excess inventory, which at the time of the review was not expected to be sold, is written off.

               During 2003, the Company recorded inventories write-offs in a total amount of $46.

          g.   Property and equipment:

               Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives, at the following annual rates:


               Computers, software and related
                 equipment                                     20 - 33
               Office furniture and equipment                  10 - 20
               Leasehold improvements                 Over the term of the lease
               Motor vehicles                                  20 - 33

          h.   Impairment of long-lived assets

               The Company and its subsidiary long-lived assets are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets" ("SFAS No. 144"), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell.

               As  of  December  31,  2003,  no  impairment   losses  have  been
               identified.

          i.   Revenue recognition:

               The Company and its subsidiary generate their revenues from the sale of their products. The Company and its subsidiary sell their products through direct and indirect sales force. The sales through indirect sales force also considered as sales to end users.

               Revenues from products are recognized in accordance with Staff Accounting Bulletin No. 104 "Revenue Recognition in Financial Statements" ("SAB No. 104"), when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the seller's price to the buyer is fixed or determinable, no further obligation exists and collectibility is reasonably assured.

               During 2003, the Emerging Issues Task Force issued EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). The provisions of EITF 00-21 applied to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. This consensus addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities, specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting as such term is defined in Issue No. 00-21. The adoption of EITF 00-21 did not have a material impact upon the Company's financial position, cash flow or results of operations.

               Revenue from certain arrangements may include multiple elements within a single contract. The Company's accounting policy complies with the revenue determination requirements set forth in EITF 00-21, relating to the separation of multiple deliverables into individual accounting units with determinable fair values.

               Generally, the Company does not grant right of return. Certain distributors are allowed, in the sixth month after the initial stock purchase, to rotate stock that has not been sold for other products. This may be repeated each sixth month thereafter for eighteen months, at no more than 25% of distributors previous six months purchases. Revenues subject to certain stock rotation are deferred until the products are sold to the end customer or until the rotation rights expire.

          j.   Engineering and product development:

               Engineering and product development are charged to the statement of operations as incurred.

          k.   Income taxes:

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

          l.   Warranty accrual:

               The Company provides a warranty at no extra charge for approximately twelve months. A provision is recorded for probable costs in connection with warranties, based on the Company's experience. The prevision is calculated as 1.5% of the Company's revenues.

          m.   Accounting for stock-based compensation:

               The Company has elected to follow Accounting Principles Board Statement No. 25, "Accounting for Stock Options Issued to Employees" ("APB No. 25") and FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44") in accounting for its employee stock option plans. Under APB No. 25, when the exercise price of an employee stock option is equivalent to or above the market price of the underlying stock on the date of grant, no compensation expense is recognized.

               The Company adopted the disclosure provisions of Financial Accounting Standards Board Statement No. 148, "Accounting for Stock-Based Compensation - transition and disclosure" ("SFAS No. 148"), which amended certain provisions of SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, effective as of the beginning of the fiscal year. The Company continues to apply the provisions of APB No. 25, in accounting for stock-based compensation.

               Pro forma information regarding the Company's net income (loss) and net earnings (loss) per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123.

               The fair value for options granted in 2002 and 2003 is amortized over their vesting period and estimated at the date of grant using a Black-Scholes options pricing model with the following weighted average assumptions:


                                                                                2003              2002
                                                                           --------------    ---------------

                      Dividend yield                                             0%                0%
                      Expected volatility                                       72%               33.8%
                      Risk-free interest                                         1%               1.5%
                      Expected life of up to                                  4 years            4 years

                     Pro forma information under SFAS No. 123, is as follows:

                                                                                               Year ended December 31,
                                                                                          ----------------------------------
                                                                                               2003               2002
                                                                                          --------------     ---------------
                      Net income (loss) available to Ordinary shares - as reported                            $         290
                                                                                           $       (963)
                      Add - stock-based employee compensation - intrinsic value                        -                  -
                      Deduct - stock-based employee compensation -fair value                          89                607
                                                                                          --------------     ---------------
                      Pro forma:
                        Net income (loss)                                                  $     (1,052)      $        (317)
                                                                                          ==============     ===============
                        Earning per share:
                          Basic and diluted net loss, as reported                          $      (0.19)      $       (0.06)
                                                                                          ==============     ===============

                      Pro forma basic and diluted net loss                                 $      (0.20)   $          (0.07)
                                                                                          ==============     ===============

               The Company applies SFAS No. 123 and Emerging Issues Task Force ("EITF") No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18"), with respect to options and warrants issued to non-employees. SFAS No. 123 requires the use of option valuation models to measure the fair value of the options and warrants at the date of grant.

          n.   Fair value of financial instruments:

               The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

               The carrying amounts of cash and cash equivalents, restricted cash, trade receivables, accounts payables and other current liabilities approximate their fair value due to the short-term maturity of such instruments.

          o.   Basic and diluted net earnings (loss) per share:

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

               The total number of shares related to the outstanding options and warrants excluded from the calculations of diluted net earnings
               (loss) per share because these securities are anti-dilutive was 1,232,460, and 3,110,255 for the years ended December 31, 2003 and 2002, respectively.

          p.   Concentrations of credit risks:

               Financial instruments that potentially subject the Company and its subsidiary to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, trade receivables and lease deposits.

               Cash and cash equivalents and restricted cash are invested in banks in the U.S. and in U.K. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company's and its subsidiary's investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

               Trade receivables of the Company and its subsidiary are mainly derived from sales to customers located primarily in the U.S and in Europe. The Company performs ongoing credit evaluations of its customers and to date has not experienced any material losses. An allowance for doubtful accounts is determined with respect to those amounts that the Company and its subsidiary have determined to be doubtful of collection.

               The  Company  and  its  subsidiary   have  no   off-balance-sheet
               concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

NOTE 3:-  INVENTORIES

                                                                  December 31,
                                                                     2003
                                                               -----------------

              Raw materials, parts and supplies                $      1,086
              Work in progress                                          158
              Finished products                                         449
                                                               -----------------
                                                               $      1,693

                                                               =================

NOTE 4:-  PROPERTY AND EQUIPMENT, NET


               Cost:
                 Computers, software and related equipment     $        631
                 Office furniture and equipment                         524
                 Leasehold improvements                                 382
                 Motor vehicles                                          80
                                                               -----------------

                                                                      1,617
                                                               -----------------

               Accumulated depreciation
                 Computers, software and related equipment              545
                 Office furniture and equipment                         486
                 Leasehold improvements                                 198
                 Motor vehicles                                          70
                                                               -----------------

                                                                      1,299
                                                               -----------------

               Depreciated cost                                $        318
                                                               =================

              As for charges see Note 7(b)(2)

NOTE 5:-  SHORT TERM BANK CREDIT

          a. The Company has a line of credit from Silicon Valley Bank ("SVB"). The Company can borrow up to $ 1,200 at SVB's prime rate plus 1.75% (totaling 5.75% at December 31, 2003). In order to utilize the line of credit, the Company is required to maintain certain ratios and be in compliance with other covenants (see also Note 8(e)). The interest on the loan is payable on a monthly basis. The maturity date of the line of credit is May 29, 2004. As of December 31, 2003, the Company did not utilize its line of credit.

               If the Company exercises its line of credit, the Company must in return grant the bank a continuing security interest in all presently existing and later acquired collateral to secure all obligations and performance of its duties towards the bank.

          b. The Company's subsidiary has a $ 534 line of credit with Lloyds TSB Bank. Borrowing under this line of credit bears interest of 1.75% per annum over the bank's base rate (totaling 5.5% at December 31, 2003). Interest is payable on a monthly basis with outstanding principal due on demand. If no demand is made, the outstanding principal and accrued interest is due on March 31, 2004. At December 2003, no principal or accrued interest was outstanding. As of December 31, 2003, the subsidiary did not utilize its line of credit. (See also Note 7(b)(1))

NOTE 6:-  OTHER CURRENT LIABILITIES

                                                              December 31,
                                                                  2003
                                                         -----------------------

               Accrued payroll and payroll taxes             $         81
               Warranty accrual                                       111
               Government authorities                                  13
               Accrued commissions                                     47
               Advances from customers                                387
               Accrued expenses and other                             401
                                                         -----------------------

                                                             $      1,040
                                                         =======================

NOTE 7:-  COMMITMENTS AND CONTINGENT LIABILITIES

          a.   Lease commitments:

               The Company and its subsidiary rent their facilities and vehicles under various operating lease agreements, which expire on various dates, the latest of which is in 2008. Future rental commitments under non-cancelable are as follows:

               Year ended
               December 31,
               ------------
               2004                     $         246
               2005                               247
               2006                               253
               2007                               172
               2008                               143
                                              ----------------

                                        $       1,061
                                              ================

               Total rent expenses for the years ended December 31, 2003 and 2002, were approximately $244 and $282, respectively.

          b.   Charges and guarantees:

               1. The Company's subsidiary has an unlimited floating charge on all its property and assets as a security for a line of credit from a bank.

               2. The Company's subsidiary has obtained bank guarantees of $97 to secure up front payments received by the subsidiary's customers and as a security for future lease payments.

          c.   Litigation:

               On April 2, 2003, a claim was filed against the Company by Tek-Tron Enterprises Inc. in state court of Pennsylvania, specifically, the Court of Common Pleas of Bucks County, at Case No. 0302116-24-1. Tek-Tron Enterprises Inc. is seeking damages of approximately $ 300,000. This case is a complaint for breaking of contract and conversion of parts and infrastructure owned by Tek-Tron Enterprises Inc. located in the Company's former subsidiary, Poder Digital S.A.'s, Mexico manufacturing plant. The Company is currently in settlement negotiations with Tek-Tron Enterprises Inc. and has accrued $102,000 in expenses related to the lawsuit.

NOTE 8:-  SHAREHOLDERS' EQUITY

          a.   Preferred shares:

               The Preferred stock has one series authorized, 500,000 shares of Series A cumulative redeemable convertible preferred shares
               ("Series A"), and an additional 1,500,000 shares of preferred shares has been authorized, but the rights, preferences, privileges and restrictions on these shares have not been determined. DPC's Board of Directors is authorized to create a new series of preferred shares and fix the number of shares as well as the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred shares. As of December 31, 2003, there were no shares issued or outstanding.

          b.   Common shares:

               Common shares confer upon the holders the right to receive notice to participate and vote in the General Meeting of Shareholders of the Company, the right to receive dividends, if and when declared, and the right to participate in a distribution of surplus of assets upon liquidation of the Company.

               In September 2001, the Company executed a securities purchase agreement with Telkoor Telecom, Ltd. ("Telkoor") for cash proceeds of $ 1,250, in exchange for the purchase of 1,250 Common Shares; issuance of 900,000 warrants to purchase common shares at an exercise price of $ 1.25 per share, and an additional 1,000,000 warrants to purchase Common Shares at an exercise price of $ 1.50 per share. The warrants vested immediately. On March 31, 2003, the Company entered into an agreement to sell 900,000 shares of Common Stock to Telkoor Telecom Ltd. in consideration for $ 600, net. As part of the transaction, Telkoor Telecom Ltd.'s warrant to purchase 900,000 common shares was cancelled (see also Note 13).

          c.   Stock Option Plans:

               1. Under the Company's stock option plans (the "plan") options may be granted to employees, officers, consultants, service providers and directors of the Company or its subsidiary.

               2. As of December 31, 2003, the company has authorized by several Incentive Share Option Plans, the grant of options to employees, officers, consultants, service providers and directors of the Company of up to 1,972,000 of the Company's Common shares. As of December 31, 2003, an aggregate of 428,523 of the Company's options are still available for future grant.

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

                    A summary of the Company's employees share option activity, (except options to consultants and service providers) and related information is as follows:

                                                                                       Year ended December 31,
                                                                          -------------------------------------------------
                                                                                    2003                     2002
                                                                          ------------------------ ------------------------
                                                                            Amount      Weighted     Amount      Weighted
                                                                                         average                 average
                                                                              of        exercise       of        exercise
                                                                            options       price      options      price
                                                                          -----------  ----------- ----------- ------------
                                                                                            $                       $
                                                                                       -----------             ------------
                            Outstanding at the beginning of the year       1,190,255       1.38     1,543,095      1.74
                            Granted                                           65,000       0.78        70,000      0.58
                            Exercised                                              -          -             -         -
                            Forfeited                                       (282,795)      1.88      (422,840)     1.58
                                                                          -----------              -----------

                            Outstanding at the end of the year               972,460       1.19     1,190,255      1.38
                                                                          ===========  =========== =========== ============

                            Exercisable options at the end of the year       860,460       1.38       771,255      1.65
                                                                          ===========  =========== =========== ============

                    All options granted during the two years in the period ended December 31, 2003 were at an exercise price that is equal to the fair value of the stock at the grant date.

                    The options outstanding as of December 31, 2003, have been classified by exercise price, as follows:

                                            Options           Weighted                         Options          Weighted
                                          outstanding         average         Weighted       exercisable        average
                                             of as           remaining        average           as of        exercise price
                         Exercise         December 31,      contractual       exercise      December 31,       of options
                           price              2003              life           price            2003          exercisable
                     -----------------  ----------------  ---------------- -------------- ----------------- ----------------
                             $                                 Years             $                                 $
                     -----------------                    ---------------- --------------                   ----------------
                         0.48-0.55           60,000             9.67             0.54          32,500             0.55
                         0.70-1.02          410,000             8.95             0.71          410,000            0.69
                       1.5625-1.8125        133,535             5.85             1.65          131,035            1.66
                          2-2.375           368,925             4.57             2.28          286,925            2.27
                                        ----------------                                  -----------------

                                            972,460                              1. 19         860,460             1.38
                                        ================                   ============== ================= ================

          d.   Warrants and options issued to service providers and consultants:

               1. The Company's outstanding options to consultants and service providers as of December 31, 2003, are as follows:

                                           Options for   Exercise
                                             Common      price per     Options      Exercisable
                           Issuance date     shares        share     exercisable      through
                           -------------   -----------   ---------   -----------    -----------

                           January 2002      100,000     $      3      100,000           *) -
                                           ===========   =========   ===========    ===========
                           August 2002        10,000     $      1       10,000           *) -
                                           ===========   =========   ===========    ===========
                           November 2002      10,000     $      1       10,000           *) -
                                           ===========   =========   ===========    ===========
                           January 2003      100,000     $      3      100,000           *) -
                                           ===========   =========   ===========    ===========

                            *       10 years from the date of grant.

                            During 2003, none of the options were exercised.

               2. During 2002, the Company had accounted for its options to consultants and service providers under the fair value method of SFAS No. 123, and Emerging Issues Task Force No. 96-18 and 00-18 "Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees" ("EITF 00-18"). The fair value for these options was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates of 1.5%, dividend yields of 0%, volatility factors of the expected market price of the Company's Commons shares ranging from 55.0% to 91.5%, and a contractual life of the options of 10 years.

               3.   The Company recorded  compensation  expenses of $ 0 and $ 84
                    during   2003  and  2002,   respectively,   related  to  the
                    consultants and service providers' options.

          e.   Warrants issued for financing transaction:

               In connection with the line of credit received in May 2002, the Company issued to Silicon Valley Bank, a warrant to purchase up to 40,000 shares of Common Stock. These options vested immediately. The exercise price of the warrants is $1.

               The Company recorded a compensation expense in the amount of $20, which was amortized ratably over a period of one year. This transaction was accounted for in accordance with Accounting Principals Board Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB No. 14").

               The fair value for these warrants was determined using a Black-Scholes pricing model assuming a risk-free interest rate of 1.5%, dividend yields of 0%, a volatility factor of the expected market price of the Company's Common shares of 90.7% and
               contractual   life  of  the  warrants  of  10  years.

               As of December 31, 2003, the bank did not exercise its warrant.

          f.   Employee Stock Ownership Plan:

               The Company has an Employee Stock Ownership Plan ("ESOP") covering eligible employees. The ESOP provides for the Employee Stock Ownership Trust ("ESOT") to distribute shares of the Company's Common stock as retirement benefits to the participants. The Company did not distribute shares ever since 1998. As of December 31, 2003, the outstanding Common shares held by the ESOT are 167,504.

          g.   Dividends:

               In the event that cash dividends are declared in the future, such dividends will be paid in US dollars. The Company does not intend to pay cash dividends in the foreseeable future.

NOTE 9:-  TAXES ON INCOME

          a.   Taxes on income is comprised as follows:

                                                                                   Year ended December 31,
                                                                              ----------------------------------
                                                                                  2003                 2002
                                                                              -------------       --------------

                      Current taxes                                             $       77          $      (119)
                      Deferred tax benefit                                               -                  649
                                                                              -------------       --------------

                                                                                $       77          $       530
                                                                              =============       ==============

                      Domestic                                                  $        -          $       649
                      Foreign                                                           77                 (119)
                                                                              -------------       --------------

                                                                                $       77          $       530

                                                                              =============       ==============

          b.   Deferred income taxes:

               Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:


                                                                                            December 31,
                                                                                    -----------------------------
                                                                                        2003             2002
                                                                                    -------------    ------------

                      Operating loss carryforword                                     $    1,575       $   2,112
                      Reserves and allowances                                                190             109
                                                                                    -------------    ------------

                      Net deferred tax asset before valuation allowance                    1,765           2,221
                      Valuation allowance                                                 (1,765)         (1,572)
                                                                                    -------------    ------------

                      Net deferred tax asset                                          $        -       $     649
                                                                                    =============    ============

                      Domestic                                                        $        -       $     649
                      Foreign                                                                  -               -
                                                                                    -------------    ------------

                                                                                      $        -       $     649
                                                                                    =============    ============

               As of December 31, 2002, the Company recorded a deferred tax asset of $649 relating to the Company's carryback losses of 2001 and 2002. A valuation allowance was recorded due to the uncertainty of the tax asset's future realization. As of December 31, 2003, the Company and its subsidiary provided a valuation allowance of $ 1,765, in respect of deferred tax assets resulting from short-term temporary differences and depreciation charged in advance of a capital allowance taken and from carryforward losses. During the fiscal year 2003, the Company increased the tax valuation by $ 193.

               Management  currently  believes  that since the  Company  and its subsidiary have a history of losses it is more likely than not that the deferred tax assets regarding the remainder of the loss carryforwards and other temporary differences will not be realized in the foreseeable future.

          c.   Net operating losses carryforwards:

               As of December 31, 2003 the Company had approximately $4,500 in federal net operating loss carryforwards for income tax purposes, which can be carried forward and offset against taxable income for 20 years and expire in 2022 - 2024.

               Utilization of U.S. net operating losses may be subject to substantial annual limitation, due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

          d. The main reconciling items between the statutory tax rate of the Company and the effective tax rate are the non-recognition of tax benefits resulted from the Company's accumulated net operating losses carryforward due to the uncertainty of the realization of such tax benefits.

          e.   Net loss before tax benefit consists of the following:

                                                                       Year ended December 31,
                                                                  ---------------------------------
                                                                       2003               2002
                                                                  ---------------    --------------

                      Domestic (U.S.)                               $     (603)        $     (498)
                      Foreign (U.K.)                                      (437)               258
                                                                  ---------------    --------------

                                                                    $   (1,040)        $     (240)
                                                                  ===============    ==============

NOTE 10:-  RELATED PARTY TRANSACTIONS

               The balances with and the results of operations from transactions with Telkoor, a related party, were as follows:

                                                December 31,
                                                   2003
                                              ---------------
              Balance:
                Trade payables (1)              $         160
                                              ===============


                                                   Year ended December 31,
                                              ---------------------------------
                                                   2003               2002
                                              ---------------    --------------

             Cost of revenues (1)               $      972         $      406
                                              ===============    ==============

               (1) Transactions with Telkoor derive mainly from purchase of power supplies from Telkoor.

NOTE 11:-  SEGMENTS CUSTOMERS AND GEOGRAPHICAL INFORMATION

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

               The following data presents the revenues expenditures and other operating data of the Company's geographic operating segments:


                                                                          Year ended December 31, 2003
                                                    ------------------------------------------------------------------------
                                                          DPC                 DPL           Eliminations          Total
                                                    ----------------    ---------------    ---------------   ---------------

              Revenues                               $       3,417       $       3,952      $           -     $      7,369

              Intersegment revenues                            677                   -               (677)               -
                                                    ----------------    ---------------    ---------------   ---------------

              Total revenues                         $       4,094       $       3,952      $        (677)    $      7,369
                                                    ================    ===============    ===============   ===============

              Depreciation expense                   $          37       $          94      $           -     $        131
                                                    ================    ===============    ===============   ===============

              Operating loss                         $        (782)      $        (283)     $           -     $     (1,065)
                                                    ================    ===============    ===============   ===============

              Financial income, net                                                                           $         25
                                                                                                             ===============

              Loss before tax benefit                                                                         $     (1,040)
                                                                                                             ===============

              Tax benefit                            $           -       $          77      $           -     $         77
                                                    ================    ===============    ===============   ===============

              Net loss                               $        (799)      $        (164)     $           -     $       (963)
                                                    ================    ===============    ===============   ===============

              Expenditures for segment assets as
                 of December 31, 2003                $          15       $          52      $           -     $         67
                                                    ================    ===============    ===============   ===============

              Identifiable assets as of December
                 31, 2003                            $       2,054       $       3,082      $           -     $      5,136
                                                    ================    ===============    ===============   ===============


                                                                          Year ended December 31, 2002
                                                    ------------------------------------------------------------------------
                                                          DPC                 DPL           Eliminations          Total
                                                    ----------------    ---------------    ---------------   ---------------

              Revenues                               $       4,348       $       4,427      $           -     $      8,775

              Intersegment revenues                            383                   -               (383)               -
                                                    ----------------    ---------------    ---------------   ---------------

              Total revenues                         $       4,731       $       4,427      $        (383)    $      8,775
                                                    ================    ===============    ===============   ===============

              Depreciation expense                   $         184       $         114      $           -     $        298
                                                    ================    ===============    ===============   ===============

              Operating income (loss)                $        (761)      $         235      $           -     $       (526)
                                                    ================    ===============    ===============   ===============

              Capital gain from disposal of a
                 subsidiary                          $         280       $           -      $           -     $        280
                                                    ================    ===============    ===============   ===============

              Financial income, net                                                                           $          6
                                                                                                             ===============

              Loss before tax benefit (taxes on
                 income)                                                                                      $       (240)
                                                                                                             ===============

              Tax benefit (taxes on income)          $         649       $        (119)     $           -     $        530
                                                    ================    ===============    ===============   ===============

              Net income                             $         151       $         139      $           -     $        290
                                                    ================    ===============    ===============   ===============

              Expenditures for segment assets as
                 of December 31, 2002                $          13       $          24      $           -     $         37
                                                    ================    ===============    ===============   ===============

              Identifiable assets as of December
                 31, 2002                            $       2,292       $       2,898      $           -     $      5,190
                                                    ================    ===============    ===============   ===============

NOTE 13:-  SUBSEQUENT EVENTS (UNAUDITED)

               Subsequent to balance sheet date, the Company issued 290,023 shares of Common stock to Telkoor Telecom Ltd. in consideration of $ 250.

               Additionally, under the abovementioned agreement, Telkoor may purchase additional shares of Common stock for an aggregate consideration of $ 250 prior to or on June 30, 2004, as determined in the agreement. Consequently to the above-mentioned agreement with Telkoor from 2003, the 1,000,000 warrants to purchase Common shares from 2001 expired.


                                - - - - - - - - -

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 8A. CONTROLS AND PROCEDURES.

     We carried out an evaluation, under the supervision and with the participation of the our management, including our Chief Executive Officer and Chief Financial Officer, about the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Form 10-KSB are effective in timely alerting them to material information required to be included in this Form 10-KSB.

                                    PART III

ITEM 9.  DIRECTORS,  EXECUTIVE  OFFICERS,   PROMOTERS   AND   CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS

     Our current directors are Messrs. Ben-Zion Diamant, David Amitai, Yeheskel Manea, Youval Menipaz and Amos Kohn. Mr. Mark Thum also served as a director during fiscal year 2003 and resigned in March 2004.

     Mr. Ben-Zion Diamant, age 54, has been the Chairman of the Board of the Company since November 2001. He has also been Chairman of the Board of Telkoor Telecom Ltd. since 1994. From 1992-1994, Mr. Diamant was a partner and business development manager of Phascom. From 1989 to 1992, Mr. Diamant was a partner and manager of Rotel Communication. He earned his BA in Political Science from Bar-Ilan University.

     Mr. David Amitai, age 61, has been a Director of the Company since 2001. From November 2003 to March 2004 he was our Executive CEO. He had served as President & CEO of the Company from November 2001 to November 2003. Mr. Amitai also serves as President & CEO of Telkoor Telecom Ltd. and its subsidiary, Telkoor Power Supplies, since 1994. Mr. Amitai was the founder and General Manager of Tadiran's Microelectronics Division from 1978 to 1989 and was elevated to Director of Material and Logistics of Tadiran's Military Group where he served from 1989 to 1994. Mr. Amitai held positions in engineering and manufacturing at the California base semiconductor companies: Monolithic Memories (MMI) and Fairchild Semiconductor. Mr. Amitai earned his engineering degree from California State University at San Jose, California.

     Mr. Yeheskel Manea, age 60, has served as a Director of the Company since 2002. Since 1996, he has been a Branch Manager of Bank Hapoalim, one of the leading banks in Israel. Mr. Manea has been employed with Bank Hapoalim since 1972. He holds a Bachelors of Science in Economy and Business Administration from Ferris College, University of Michigan.

     Mr. Youval Menipaz, age 54, has served as a Director of the Company since 2002. Mr. Menipaz has been the Managing Director of Foriland Investments since 2000, a privately owned company which invests in and manages several companies. Since 1977, he has held several executive positions in leading companies within the Israeli market. Among others, he served as the Operation Manager of Osem Industries Ltd, Vice President of Elite Industries Ltd, President of Supershuk Greenberg Ltd. Mr. Menipaz holds a Bachelors of Science in Industrial Engineering from the Technion, the Israeli Institute of Technology.

     Mr. Amos Kohn, age 44, became a director in 2003. Mr. Kohn is the Vice President of System Engineering & Business Development of AVIVA Communications, Inc., a high technology cable television and broadcast service company located in Cupertino, California, from 2003 to the present. From 2000 to 2003, Mr. Kohn was the Chief Architect & Head of System Solutions of Liberate Technologies, a software company specializing in telecommunications located in San Carlos, California. From 1997 to 2000, Mr. Kohn was the Vice President of Engineering & Technology for Golden Channel, a telecommunications company located in Israel. Mr. Kohn holds a Bachelors of Science in Electronics from ORT Technological College, Israel.

     Mr. Manea's daughter is married to Mr. Diamant's son. Mr. Menipaz is the son of Mr. Amitai's cousin. The Board believes Mr. Manea and Mr. Menipaz are independent and will be Independent Directors under AMEX Rules. There are no other family relationships between any of the officers or directors.

EXECUTIVE OFFICERS

     See "Directors" for the biography of Mr. Diamant.

     Mr. Jonathan Wax, age 46, became our CEO and President in January 2004. Mr. Wax has held Vice President positions with Artesyn Technologies, Inc. and was stationed both domestically and in the Far East, in addition to holding a wide variety of sales positions including global account responsibilities with some of Artesyn Technologies, Inc.'s largest accounts. From 1994 to 1998, prior to the merger with Zytec and Computer Products, which formed Artesyn Technologies, Inc., Mr. Wax was Vice President of Customer Support and Quality for Computer Products. Mr. Wax holds a Bachelor's degree in Business from the University of Nebraska. Further information is on the attached press release.

     Mr. Haim Yatim, age 40, was appointed as the Company's Chief Financial Officer in August 2002. From 2000 to 2002, he was a partner at Ernst & Young. From 1995 until 2000, he was an auditor with Ernst & Young. From 1992 to 1994, he was an Auditor at Almagor. Mr. Yatim is a certified public accountant. Mr. Yatim received a B.A. degree in Accounting and Economics from Tel-Aviv University.

AUDIT COMMITTEE FINANCIAL EXPERT

     The Board of Directors determined that Mr. Manea, a member of the Audit Committee, is qualified as an Audit Committee Financial Expert. All of the members of the Audit Committee are independent as determined by the AMEX rules.

COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934

     Based solely upon a review of Forms 3, 4 and 5 delivered to the Company as filed with the Securities and Exchange Commission ("Commission"), directors and officers of the Company and persons who own more than 10% of the Company's common stock timely filed all required reports pursuant to Section 16(a) of the Securities Exchange Act of 1934.

CODE OF ETHICS

     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and other persons performing similar functions. A copy of our code of ethics can be found on our website at http://www.digipwr.com/forms/Code%20of%20Ethics% 20for%20Financial%20Managers%20(00027128).DOC. The Company will report any amendment or wavier to the code of ethics on our website within five (5) days.

ITEM 10.  EXECUTIVE COMPENSATION.


                           SUMMARY COMPENSATION TABLE

                                                                    Long Term Compensation
                                      Annual Compensation           Awards                                Payouts
                                  ------------------------------    ---------------------------------     --------------------------
                                                                    Restricted      Securities            LTIP        All Other
Name and                                      Other Annual          Stock           Underlying            Payouts     Compensation
Principal Position      Year     Salary       Compensation ($)      Award(s) ($)    Options (#)           ($)
----------------------------------------------------------------    ---------------------------------     --------------------------
David Amitai,           2003     $   0        $180,961              $0              0                     $0          $0
Former Executive CEO,   2002     $   0        $166,850(1)           $0              0                     $0          $0
President and  CEO      2001     $   0(1)     $ 14,428(1)           $0              200,000(2)            $0          $0

Robert O. Smith,        2003     $   0        $100,000              $0              100,000               $0          $0
Consultant and Former   2002     $   0        $100,000              $0              100,000(3)            $0          $0
President and Chief     2001     $125,851     $   0                 $0              100,000(4)            $0          $0
Executive Officer
------------------------------------------------------------------------------------------------------------------------------------

(1) For the years ended December 31, 2003 and 2002, the Company did not pay Mr. Amitai a salary, but did reimburse him for certain expenses related to living in the United States and his services to the Company, including rent, telephone, car and other expenses. Such reimbursements also included Mr. Amitai's federal and state taxes related to the expenses. For the year ended December 31, 2002, Mr. Amitai's reimbursement was $166,850 including $54,400 that was reimbursed in 2003.

(2) Represents options to purchase 200,000 shares of common stock at $0.70 per share.

(3) Pursuant to Mr. Smith's consulting agreement, he is entitled to receive options to purchase 100,000 shares at $3.00 per share on the first business day of the year in 2002, 2003 and 2004.

(4) Pursuant to Mr. Smith's former employment contract, he was entitled to receive options to purchase 100,000 shares of common stock each year. The exercise price for year 2001 was $1.63.

OPTIONS GRANTED IN LAST FISCAL YEAR

                                Individual Grants

     The information below concerns the individual grants of stock options to executive officers and former executive officers made during the last fiscal year.

           ==============================================================================================
                                Number of           Percent of Total
                                Securities          Options Granted to  Exercise Base
                                Underlying Options  Employees in Fiscal Price ($/share) Expiration Date
           Name                 Granted             Year
           ==============================================================================================
           David Amitai                  0                   0%                -               -
           ----------------------------------------------------------------------------------------------
           Robert O. Smith            100,000              60.6%             $3.00           1/2012
           ==============================================================================================

AGGREGATED  OPTION  EXERCISES  IN LAST  FISCAL YEAR AND FISCAL  YEAR-END  OPTION
VALUES

     The following table sets forth executive officer options exercised and option values for fiscal year ended December 31, 2003 for all executive officers at the end of the year.

========================================================================================================================
                                                                                         Value of Unexercised Options
                                                               Number of Options at              In-the-Money
                                                                December 31, 2003            at December 31, 2003
                        Shares Acquired                           (Exercisable/          (Exercisable/ Unexercisable)
Name                      Or Exercised     Value Realized         Unexercisable)
========================================================================================================================
David Amitai                   0                 0                   200,000                          200,000

========================================================================================================================
Robert O. Smith                0                 0                   511,500                             0

========================================================================================================================

DIRECTOR'S COMPENSATION

     The financial expert director of the Company is paid $15,000 per annum; all other directors who are not employees of the Company are paid $10,000 per annum paid quarterly and granted options to purchase 10,000 shares of common stock upon joining the Board, vesting upon completion of one year of service.

EMPLOYMENT AGREEMENTS

     In January 2004, we entered into an employment agreement with Mr. Jonathan Wax, our President and Chief Executive Officer. The agreement has a term of one year with annual renewals thereafter. Annual compensation is $165,000. In the event of a change in control or early termination without cause, we will be required to pay Mr. Wax one year's compensation. Mr. Wax will receive an incentive bonus of $20,000, if the Company earns over $5,500,000 in revenue for the twelve-month period ended December 31, 2004, excluding revenue earned from military contracts or Digital Power Limited. As a part of the employment contract, Mr. Wax was granted options to purchase 150,000 shares, 37,500 shares vests immediately and the rest is vesting over three years. In the event that the Company fails to raise additional $250,000 from the sale of its equity securities by June 30, 2004, Mr. Wax has the option to terminate his employment and receive a severance of one year of base salary from the Company.

Consulting Agreement

     On November 16, 2001, the Company and Mr. Robert Smith entered into a consulting agreement for a period of three years. Under the Consulting Agreement, Mr. Smith is paid $100,000 per year and granted options to purchase 100,000 shares of common stock each year.

Aggregated Option Exercises in Last Fiscal Year and Ten-Year Options/SAR Repricings

     There was no re-pricing of options for the fiscal year ended December 31, 2003.

Compensation Committee Interlocks and Insider Participation

     Directors Amos Kohn, Yeheskel Manea and Youval Menipaz serve on the Compensation Committee.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

Compensation Plan Table

     The following table provides aggregate information as of the end of the fiscal year ended December 31, 2003 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.


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
                                          (a)                           (b)                           (c)

  Equity compensation plans            1,232,460                       1.474                       428,523
approved by security holders

  Equity compensation plans                0                             0                            0
  not approved by security
           holders

            Total                      1,232,460                       1.474                      428,523


                                  Benefit Plans

Employee Stock Ownership Plan

     We adopted an Employee Stock Ownership Plan ("ESOP") in conformity with ERISA requirements. As of December 31, 2003, the ESOP owns, in the aggregate, 167,504 shares of our common stock. All eligible employees of the Company participate in the ESOP on the basis of level of compensation and length of service. Participation in the ESOP is subject to vesting over a six-year period. The shares of our common stock owned by the ESOP are voted by the ESOP trustees. Mr. Amitai is one of two trustees of the ESOP.

2002, 1998 and 1996 Stock Option Plans and 1993 Stock Option Agreements

     We have established the 2002, 1998 and 1996 Stock Option Plans (the "Plans"). The purposes of the Plans are to encourage stock ownership by our employees, officers, and directors to give them a greater personal interest in the success of the business and to provide an added incentive to continue to advance in their employment or service to us. The Plans provide for the grant of either incentive or non-statutory stock options. The exercise price of any incentive stock option granted under the Plans may not be less than 100% of the fair market value of our common stock on the date of grant. The fair market value for which an optionee may be granted incentive stock options in any calendar year may not exceed $100,000. Shares subject to options under the Plans may be purchased with cash. Unless otherwise provided by the Board, an option granted under the Plans is exercisable for ten years. The Plans are administered by the Compensation Committee, which has discretion to determine optionees, the number of shares to be covered by each option, the exercise schedule and other terms of the options. The Plans may be amended, suspended, or terminated by the Board but no such action may impair rights under a previously granted option. Each incentive stock option is exercisable, during the lifetime of the optionee, only so long as the optionee remains employed by us. No option is transferable by the optionee other than by will or the laws of descent and distribution.

     As of December 31, 2003, a total of 1,972,000 options are authorized to be issued under the 1996, 1998 and 2002 Plans and options to purchase 972,460 shares of common stock were outstanding.

401(k) Plan

     We adopted a tax-qualified employee savings and retirement plan (the "401(k) Plan"), which generally covers all of our full-time employees. Pursuant to the 401(k) Plan, employees may make voluntary contributions to the 401(k) Plan up to a maximum of six percent of eligible compensation. The 401(k) Plan permits, but does not require, additional matching and Company contributions on behalf of Plan participants. We match contributions at the rate of $0.25 for each $1.00 contributed up to 6% of the base salary. We can also make discretionary contributions. The 401(k) Plan is intended to qualify under Sections 401(k) and 401(a) of the Internal Revenue Code of 1986, as amended. Contributions to such a qualified plan are deductible to the Company when made and neither the contributions nor the income earned on those contributions is taxable to Plan participants until withdrawn. All 401(k) Plan contributions are credited to separate accounts maintained in trust. No amount was contributed on behalf of Mr. Amitai or Mr. Smith in 2003.

Principal Shareholders

     The  following  table shows the amount of our shares of common  stock (AMEX
Symbol: DPW) beneficially owned (unless otherwise indicated) by each shareholder known by us to be the beneficial owner of more than 5% of our common stock, by each of our directors and directors and executive officers as a group. As of March 3, 2004, there were 5,700,703 shares of common stock outstanding. All information is as of March 3, 2004. Unless indicated otherwise, the address of all shareholders listed is Digital Power Corporation, 41920 Christy Street, Fremont, California 94538.

---------------------------------------------------------------------------
                                                     Shares Beneficially
                                                            Owned(1)
                                                            --------
Name  & Address of Beneficial Owner                Number           Percent
-----------------------------------
Telkoor Telecom Ltd.                             2,440,023           42.8%
5 Giborei Israel
Netanya 42293
Israel

Ben-Zion Diamant                                 2,807,523(2)        47.6%
David Amitai                                     2,807,523(3)        47.6%
Yeheskel Manea                                      10,000(4)            *
Youval Menipaz                                      10,000(4)            *
Amos Kohn                                                0               *
Digital Power ESOP                                 167,504            2.9%
Robert O. Smith                                    511,500(5)         8.2%

Barry W. Blank                                     450,800            7.9%
P.O. Box 32056
Phoenix, AZ  85064
All directors and executive officers as a group  3,497,523(6)        56.7%
(7 persons)
--------------------------------------------------------------------------

Footnotes to Table
------------------
*    Less than one percent.

(1) Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.

(2) Mr. Diamant serves as a director of Telkoor Telecom Ltd. Includes options to purchase 200,000 shares owned by Mr. Diamant and 2,440,023 shares beneficially owned by Telkoor Telecom, which may also be deemed beneficially owned by Mr. Diamant.

(3) Mr. Amitai serves as a director of Telkoor Telecom Ltd. Includes (i) options to purchase 200,000 shares owned by Mr. Amitai, (ii) 2,440,023 shares beneficially owned by Telkoor Telecom, which may also be deemed beneficially owned by Mr. Amitai, and (iii) 167,504 shares owned by Digital Power ESOP of which Mr. Amitai and Mr. Diamant are trustees and may be deemed beneficial owners.

(4)  Includes options to purchase 10,000 shares  exercisable within 60 days.

(5)  Represents  options to purchase 511,500 shares  exercisable within 60 days.

(6) Includes options to purchase 420,000 shares owned by directors, 12,500 options to purchase shares owned by Haim Yatim, 37,500 options to purchase shares owned by Jonathan Wax.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On March 31, 2003, we entered into an agreement to sell 900,000 shares of common stock to Telkoor Telecom Ltd. ("Telkoor") in consideration of $600,000. As a part of the transaction, Telkoor's warrant to purchase 900,000 shares was canceled. The 900,000 warrant would have expired on May 23, 2003. Our Chairman, Mr. Diamant owns 42.45% and our President and Chief Executive Officer, Mr. Amitai owns 39.98% of the outstanding shares of Telkoor Telecom Ltd.

     Subsequent to the year end, on January 12, 2004, we entered into a securities purchase agreement with Telkoor. Under the securities purchase agreement, Telkoor acquired 290,023 shares of common stock for the aggregate purchase price of $250,000. Additionally, Telkoor may invest an additional $250,000 on or before June 30, 2004. The purchase price per share for the additional investment is the average closing price of the Company's common stock twenty (20) trading days prior to notice of intent to invest. After the purchase, Telkoor owns 2,440,023 shares or 42.8% of the outstanding common stock.

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

10.2     KDK Contract(1)
10.3     Agreement with Fortron/Source Corp.(1)
10.4     Employment Agreement With Robert O. Smith(2)
10.5     1996 Stock Option Plan(1)
10.6     Gresham Power Asset Purchase Agreement(3)
10.7     1998 Stock Option Plan(4)
10.8     Technology Transfer Agreement with KDK Electronics(4)
10.9     Loan Commitment and Letter Agreement(5)
10.10    Promissory Note(5)
10.11    Employment Agreement with Robert O. Smith (6)
10.12 Securities Purchase Agreement between the Company and Telkoor Telecom, Ltd. (7)
10.11 Securities Purchase Agreement between the Company and Telkoor Telecom, Ltd. (8)
10.12    Employment Letter with David Amitai
10.13    Employment Agreement with Jonathan Wax
21.1 The Company's sole subsidiary is Digital Power Limited, a corporation formed under the laws of the United Kingdom.
23.2     Consent of Ernst & Young
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

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

(7) Previously filed with the Commission with its Form 8-K filed on November 21, 2001.

(8) Previously filed with the Commission with its Form 8-K filed on January 14, 2004.

(b)  Reports on Form 8-K

     The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

          Date of Event Reported        Item Reported
          ----------------------        -------------

          January 12, 2004              Investment by Telkoor Telecom Ltd.

          November 14, 2004             Change in Management of Digital Power
                                        Corporation

Item 14.  Principal Accounting Fees and Services.

     Relationship with Independent Auditors

     On September 10, 2002, we changed our independent auditors from Hein + Associates LLP to Kost Forer Gabbay & Kasierer, a Member of Ernst & Young Global served as our independent auditors.

Audit Fees

     The aggregate fees billed to Kost Forer Gabbay & Kasierer, a Member of Ernst & Young Global for professional services rendered for the audit of the Company's annual financial statements on Form 10-KSB and the review of the financial statements included in the Company's third quarter report on Form 10-QSB for the fiscal year ended December 31, 2002 was $82,000 and December 31, 2003 was $95,000.

Audit-Related Fees

     The aggregate fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements for the year ended December 31, 2002 was $0 and December 31, 2003 was $0.

Tax Fees

     The aggregate fees billed for tax compliance, tax advice and tax planning rendered by our independent auditors for the fiscal year ended December 31, 2002 was $50,000 and December 31, 2003 was $0. The services comprising these fees include tax consulting and submitting tax return.

All Other Fees

     The aggregate fees billed for all other professional services rendered by the Company's independent auditors for the fiscal year ended December 31, 2002 was $0 and December 31, 2003 was $0.

     The Audit Committee approved 100% of the fees paid to the principal accountant for audit-related, tax and other fees. The Audit Committee pre-approves all non-audit services to be performed by the auditor in accordance with the Audit Committee Charter. The percentage of hours expended on the principal accountant's engagement to audit the Company's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2004                      DIGITAL POWER CORPORATION,
                                           a California Corporation

                                           /s/ Jonathan Wax
                                           -------------------------------------
                                           Jonathan Wax,
                                           President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Ben Zion Diamant                                           March 16, 2004
----------------------------------------------------
Ben Zion Diamant, Chairman


/s/ Jonathan Wax                                               March 16, 2004
----------------------------------------------------
Jonathan Wax, President and Chief Executive Officer
(Principal Executive Officer)


/s/ David Amitai                                               March 16, 2004
-------------------------------------------------------
David Amitai, Director


/s/ Amos Kohn                                                  March 16, 2004
------------------------------------------------------
Amos Kohn, Director


/s/ Yeheskel Manea                                             March 16, 2004
-------------------------------------------------------
Yeheskel Manea, Director


/s/ Youval Menipaz                                             March 16, 2004
-------------------------------------------------------
Youval Menipaz, Director

/s/ Haim Yatim                                                 March 16, 2004
-------------------------------------------------------
Haim Yatim, Chief Financial Officer
(Principal Accounting and Financial Officer)