Form 10QSB
period 2004-03-31
DIGITAL POWER CORP
filed 2004-05-17
CIK 896493

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB



         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2004

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


                   41920 Christy Street, Fremont CA 94538-3158
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (510) 657-2635
                                 --------------
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock outstanding as of May 1, 2004: 5,700,703.

ITEM 1.  FINANCIAL STATEMENTS




                            DIGITAL POWER CORPORATION


                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                              AS OF MARCH 31, 2004


                                 IN U.S. DOLLARS


                                    UNAUDITED




                                      INDEX


                                                                     Page
                                                                ----------------

Review Report of Unaudited Interim Consolidated
 Financial Statements                                                  3

Consolidated Balance Sheets                                          4 - 5

Consolidated Statements of Operations                                  6

Statements of Changes in Shareholders' Equity                          7

Consolidated Statements of Cash Flows                                  8

Notes to Consolidated Financial Statements                           9 - 12




                                 - - - - - - - -

[GRAPHIC OMITTED]







The Board of Directors
Digital Power Corporation
-------------------------

                 Re: Review report of unaudited interim consolidated financial statements as of and for the three-month period ended March 31, 2004
                      ----------------------------------------------------------


     We have reviewed the accompanying consolidated balance sheet of Digital Power Corporation ("the Company") and its subsidiary as of March 31, 2004, and the related consolidated statements of operations, and cash flows for the three-month period ended March 31, 2004 and 2003 and changes in shareholders' equity for the three month period ended March 31, 2004 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the Company's management.


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


     Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements at March 31, 2004, and the three-month period then ended in order for them to be in conformity with accounting principles generally accepted in the United States.




                                                s/KOST FORER GABBAY & KASIERER
 Tel-Aviv, Israel                               KOST FORER GABBAY & KASIERER
 May 11, 2004                                   A Member of Ernst & Young Global

                            DIGITAL POWER CORPORATION
                            -------------------------

CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------------------
U.S. dollars in thousands


                                                                                                                March 31,
                                                                                                                   2004
                                                                                                             ----------------
                                                                                                                Unaudited
                                                                                                             ----------------
     ASSETS

  CURRENT ASSETS:
   Cash and cash equivalents                                                                                  $   1,164
   Restricted cash                                                                                                  296
   Trade receivables, net of allowance for doubtful accounts of $ 44 at March 31, 2004                            1,515
   Prepaid expenses and other current assets                                                                        247
   Inventories                                                                                                    1,671
                                                                                                             ----------------

 Total current assets                                                                                             4,893
 -----
                                                                                                             ----------------

 LEASE DEPOSITS                                                                                                      18
                                                                                                             ----------------

 PROPERTY AND EQUIPMENT, NET                                                                                        303
                                                                                                             ----------------

 Total assets                                                                                                 $   5,214
 -----
                                                                                                             ================




The accompanying notes are an integral part of the consolidated financial statements.

The financial statements included in this report include additional information not otherwise required by regulations of the Securities and Exchange Commission. The Company is providing this additional information in connection with Telkoor Telecom Ltd. filings with the securities agencies in Israel.


CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------------------------------
U.S. dollars in thousands, except share data

                                                                                                                March 31,
                                                                                                                   2004
                                                                                                             ----------------
                                                                                                                Unaudited
                                                                                                             ----------------

     LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Accounts payable                                                                                            $     891
   Other current liabilities                                                                                       1,275
                                                                                                             ----------------

 Total current liabilities                                                                                         2,166
 -----
                                                                                                             ----------------


 SHAREHOLDERS' EQUITY:
   Series A redeemable, convertible preferred shares no par value: 500,000 shares authorized, 0 shares
    issued and outstanding at March 31, 2004                                                                         -
   Preferred shares, no par value: 1,500,000 shares authorized, 0 shares issued and outstanding at
    March 31, 2004                                                                                                   -
   Common shares, no par value: 10,000,000 shares authorized; 5,700,703 shares issued and outstanding
    at March 31, 2004                                                                                             11,036
   Additional paid-in capital                                                                                      1,708
   Deferred stock compensation                                                                                       (19)
   Accumulated deficit                                                                                            (9,697)
   Accumulated other comprehensive income                                                                             20
                                                                                                             ----------------

 Total shareholders' equity                                                                                        3,048
 -----
                                                                                                             ----------------

 Total liabilities and shareholders' equity                                                                    $   5,214
 -----
                                                                                                             ================



The accompanying notes are an integral part of the consolidated financial statements.


CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------------------------------
                                 U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA


                                                                                               Three months ended
                                                                                                    March 31,
                                                                                   ------------------------------------------
                                                                                          2004                   2003
                                                                                   ------------------    --------------------
                                                                                                    Unaudited
                                                                                   ------------------------------------------

 Revenues                                                                            $       1,829          $       2,133
 Cost of revenues                                                                            1,393                  1,538
                                                                                    ------------------     ------------------

 Gross profit                                                                                  436                    595
                                                                                    ------------------     ------------------

 Operating expenses:
   Engineering and product development                                                         137                    145
   Selling and marketing                                                                       303                    259
   General and administrative                                                                  280                    310
                                                                                    ------------------     ------------------

 Total operating expenses                                                                      720                    714
 -----
                                                                                    ------------------     ------------------

 Operating loss                                                                               (284)                  (119)

 Financial income (expenses), net                                                               32                     (4)
                                                                                    ------------------     ------------------

 Loss before tax benefit                                                                      (252)                  (123)
 Tax benefit                                                                                     -                      8
                                                                                    ------------------     ------------------

 Net loss                                                                            $        (252)         $        (115)
                                                                                    ==================     ==================

 Basic and diluted loss per share                                                    $       (0.04)          $      (0.03)
                                                                                    ==================     ==================

 Weighted average number of shares used in computing basic and diluted loss
   per share                                                                             5,663,281              4,510,680
                                                                                    ==================     ==================




The accompanying notes are an integral part of the consolidated financial statements.


                            DIGITAL POWER CORPORATION
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
                                        U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA



                                                                                           Accumulated
                                      Common shares  Additional  Deferred                    other       Total other      Total
                                    -----------------  paid-in     stock      Accumulated comprehensive  comprehensive shareholders'
                                      Number   Amount  capital   compensation    deficit      Loss       income (loss)    equity
                                    --------- ------- ---------- ------------ -----------  -------------  -------------  -----------

 Balance as of January 1, 2004      5,410,680 $11,036 $ 1,437     $      -    $   (9,445)  $     (6)                    $   3,022
   Issuance of Common shares, net     290,023       -     246            -             -          -                           246
   Deferred stock compensation
     related to options granted
     to an employee                         -       -      25          (25)            -          -                            -
   Amortization of deferred stock
     compensation related to
     options granted to an
     employee                               -       -       -            6             -          -                             6
   Comprehensive loss:
     Net loss
     Foreign currency translation
       adjustments                          -       -       -            -          (252)         -            (252)         (252)
                                            -       -       -            -             -         26        $     26            26
                                    --------- ------- ---------- -------------  -----------  -------------  ------------  ----------
       Total other comprehensive loss                                                                       $   226
                                                                                                            ============

 Balance as of March 31, 2004 (Unaudited)  5,700,703 $11,036 $ 1,708    $     (19)     $   (9,697)     $     20           $  3,048
                                           ========= ======= ========== =============  ===========  =============         =========




The accompanying notes are an integral part of the consolidated financial statements.


                            DIGITAL POWER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------------------
U.S. dollars in thousands

                                                                                               Three months ended
                                                                                                    March 31,
                                                                                     ---------------------------------------
                                                                                            2004                 2003
                                                                                     ------------------    -----------------
                                                                                                    Unaudited
                                                                                     ---------------------------------------
 Cash flows from operating activities:
   Net loss                                                                           $       (252)         $       (115)
     Adjustments required to reconcile net loss to net cash provided by (used
       in) operating activities:
       Depreciation                                                                             25                    37
       Compensation related to options granted to an employee                                    6                     -
       Decrease in deferred income taxes                                                         -                   342
       Decrease in trade receivables                                                           121                   204
       Increase in prepaid expenses and other current assets                                  (105)                 (14)
       Decrease in inventories                                                                  28                     3
       Decrease in accounts payables                                                          (190)                 (178)
       Increase (decrease) in other current liabilities                                        233                  (213)
                                                                                     ------------------    ------------------

 Net cash provided by (used in) operating activities                                          (134)                   66
                                                                                     ------------------    ------------------

 Cash flows from investing activities:
   Purchase of property and equipment                                                           (4)                  (19)
   Proceeds from long-term loan                                                                  -                     6
                                                                                     ------------------    ------------------

 Net cash used in investing activities                                                          (4)                  (13)
                                                                                     ------------------    ------------------

 Cash flows from financing activities:
   Proceeds from short-term bank credit                                                          -                    40
   Principal payments on capital lease obligations                                               -                   (10)
   Issuance of shares pursuant to an investment by Telkoor Telecom Ltd.                        246                     -
                                                                                     ------------------    ------------------

 Net cash provided by financing activities                                                     246                    30
                                                                                     ------------------    ------------------

 Effect of exchange rate changes on cash and cash equivalents                                    6                   (15)
                                                                                     ------------------    ------------------

 Increase in cash and cash equivalents                                                         114                    68
 Cash and cash equivalents at the beginning of the period                                    1,050                   616
                                                                                     ------------------    ------------------

 Cash and cash equivalents at the end of the period                                   $      1,164          $        684
                                                                                     ==================    ==================

 Supplemental disclosure of cash flows activities:
 Cash paid during the period for interest                                             $          -          $          5
                                                                                     ==================    ==================

The accompanying notes are an integral part of the consolidated financial statements.

--------------------------------------------------------------------------------
NOTE 1:-  GENERAL

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

NOTE 2:-  SIGNIFICANT ACCOUNTING POLICIES

          a. The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2003, are applied consistently in these financial statements. In addition the following accounting policy is applied:

             The accompanying unaudited consolidated financial statements as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 are unaudiated and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of the financial condition and results of operations, contained in the Company Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2004.

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

             Under Statement of Financial Accounting Standard No. 123 "Accounting for Stock Based compensation ("SFAS No. 123") SFAS No. 123, proforma information regarding net earnings (loss) and net earnings (loss) per share is required and has been determined as if the Company had accounted for its employee options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes Option Valuation Model, with the following weighted-average assumptions for March 31, 2004 and 2003. Expected volatility of 113% and 46% respectively, risk-free interest rates of 4.7% and 1.5%, respectively, dividend yield of 0% for each period, and a weighted-average expected life of the option of 4 years for each period. Stock compensation, for pro-forma purposes, is amortized over the vesting period.

             The following table illustrates the effect on net loss and loss per share as if the fair value method had been applied to all outstanding and unvested awards in each period:

                                                                                                  Three months ended
                                                                                                      March 31,
                                                                                           --------------------------------
                                                                                                2004              2003
                                                                                           --------------    --------------
                                                                                                      Unaudited
                                                                                           --------------------------------

                      Net loss available to Ordinary shares - as reported                   $      (252)      $      (115)
                      Deduct - stock-based employee compensation - intrinsic value                    6                 -
                      Add - stock-based employee compensation -fair value                           (81)             (620)
                                                                                           --------------    --------------

                        Pro forma net loss                                                  $      (327)      $      (735)
                                                                                           ==============    ==============
                     Earning per share:
                        Basic and diluted net loss, as reported                             $     (0.04)      $     (0.03)
                                                                                           ==============    ==============

                        Pro forma basic and diluted net loss                                $     (0.06)      $     (0.16)
                                                                                           ==============    ==============


NOTE 3:-  SHARE CAPITAL

          On January 12, 2004, the Company entered into an agreement to sell 290,023 shares of Common Stock to Telkoor Telecom Ltd. in consideration of $246, net of issuance expenses. Additionally under the abovementioned agreement, Telkoor may purchase additional shares of Common Stock for an aggregate consideration of $250 prior to or on June 30, 2004, as determined in the agreement.

NOTE 4:-  PENDING LITIGATION

          On April 2, 2003, a claim was filed against the Company by Tek-Tron Enterprises Inc. in state court of Pennsylvania, specifically, the Court of Common Pleas of Bucks County, at Case No. 0302116-24-1.
          Tek-Tron   Enterprises   Inc.  is  seeking  damages  of  approximately
          $300,000. This case is a complaint for breaking of contract and conversion of parts and infrastructure owned by Tek-Tron Enterprises Inc. located in the Company's former subsidiary, Poder Digital S.A.'s, Mexico manufacturing plant. The Company accrued $ 102,000 including expenses related to the lawsuit.

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

          The following data presents the revenues, expenditures and other operating data of the Company's geographic operating segments:

                                                                 Three months ended March 31, 2004 (Unaudited)
                                                    ------------------------------------------------------------------------
                                                          DPC                 DPL           Eliminations          Total
                                                    ----------------    ---------------    ---------------   ---------------

              Revenues                               $       784         $     1,045        $         -       $      1,829
              Intersegment revenues                          138                 -                 (138)                 -
                                                    ----------------    ---------------    ---------------   ---------------

              Total revenues                         $       922         $     1,045        $      (138)      $      1,829
                                                     ================    ===============   ===============   ===============

              Depreciation expense                   $         7         $        18        $         -       $         25
                                                    ================    ===============    ===============   ===============

              Operating loss                         $      (233)        $       (51)       $         -       $       (284)
                                                    ================    ===============    ===============   ===============

              Financial income, net                                                                           $         32
                                                                                                             ===============

              Net loss                               $      (237)        $       (15)       $         -       $       (252)
                                                    ================    ===============    ===============   ===============

              Expenditures for segment assets as
                 of March 31, 2004                   $         -       $           4      $           -     $          4
                                                    ================    ===============    ===============   ===============

              Identifiable assets as of
                 March 31, 2004                      $     2,242       $       2,972      $           -     $      5,214
                                                    ================    ===============    ===============   ===============



NOTE 5:-      SEGMENTS CUSTOMERS AND GEOGRAPHICAL INFORMATION (Cont.)

                                                                  Three months ended March 31, 2003 (unauditd)
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
                                                    ===============     ===============    ===============   ===============


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenues and earnings from operations of the Company. Factors that could cause actual results to differ materially include, in addition to other factors identified in this report, dependence on the electronic equipment industry, competition in the power supply industry, dependence on manufacturers in Mexico, China and other risks factors detailed in the Company's Form 10-KSB for the year ended December 31, 2003. Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

GENERAL

     We are engaged in the business of designing, developing, manufacturing, marketing and selling switching power supplies to telecommunications, data communication , test and measurement equipment, office and factory automation and instrumentation equipment manufacturers. Revenues are generated from sales to distributors, OEMs in the telecommunication, data communication, test and measurements equipment, office and factory automation and instrumentation manufacturers' equipment in North America, Europe, and the United Kingdom.

     We have continued our efforts to increase sales to existing and new customers, and continue our strategy to manufacture our product in the Far East. Until revenues increase to a sufficient amount to offset our expenses, we anticipate that we will continue to experience net losses for the near future. We believe that our cash will be sufficient to fund those losses.

     The Company entered into a securities purchase agreement on January 12, 2004 to sell 290,023 shares of Common stock to Telkoor Telecom Ltd. for the aggregate consideration of $250,000. Telkoor may purchase additional shares of Common stock for an aggregate consideration of $250,000 prior to or on June 30, 2004, as determined in the agreement.

     On January 19, 2004, the Company hired Jonathan Wax as president and CEO.

THREE MONTHS ENDED MARCH 31, 2004, COMPARED TO MARCH 31, 2003

REVENUES
Total revenues decreased by 14.3% to $1,829,000 for the first quarter ended March 31, 2004, from $2,133,000 for the first quarter ended March 31, 2003. Revenues from the domestic operation of DPC decreased 21.1% to $784,000 for the first quarter ended March 31, 2004, from $994,000 for the first quarter ended March 31, 2003. Revenues from the Company's European operations of DPL decreased 8.3% to $1,045,000 for the first quarter ended March 31, 2004, from $1,139,000 for the first quarter ended March 31, 2003. The revenue decrease in the first quarter of 2004 is mainly due to a reduction in sales of our mature products and slower than anticipated ramp up in sales of our new products.

GROSS MARGINS
Gross margins were 23.8% for the three months ended March 31, 2004, compared to 27.9% for the three months ended March 31, 2003. The decrease in gross margins can be primarily attributed to the shift in product mix, fixed cost and decrease in revenues.

ENGINEERING AND PRODUCT DEVELOPMENT
Engineering and product development expenses were 7.5% of revenues for the three months ended March 31, 2004 and 6.8 % for the three months ended March 31, 2003. Actual dollar expenditures remained at approximately the same level.

SELLING AND MARKETING
Selling and marketing expenses were 16.6 % of revenues for the three months ended March 31, 2004, compared to 12.1% for the three months ended March 31, 2003. The increase in sales and marketing expenses were primarily due to new hires as part of our efforts to increase sales in the future.

GENERAL AND ADMINISTRATIVE
General and administrative expenses were 15.3% of revenues for the three months ended March 31, 2004, compared to 14.5% for the three months ended March 31, 2003. In actual dollars, general and administrative expenditures decreased by $30,000, which was mainly due to recovery of bad debt allowance.

FINANCIAL INCOME AND OTHER EXPENSES
Financial income net was $32,000 for the three months ended March 31, 2004, compared to financial expenses net of $4,000 for the three months ended March 31, 2003. The financial income resulted mainly from a favorable exchange rate.

LOSS BEFORE INCOME TAXES
For the three months ended March 31, 2004, the Company had a loss before income taxes of $252,000 compared to a loss before income taxes of $123,000 for the three months ended March 31, 2003. The loss increase is mainly due to the decrease in revenues and gross margin.

TAX BENEFIT
The tax benefit of $8,000 for the first quarter of 2003 was from DPL. No tax benefit was recorded for the first quarter of 2004.

NET LOSS
Net loss for the three months ended March 31, 2004, was $252,000 compared to net loss of $115,000 for the three months ended March 31, 2003. The net loss increase is mainly due to the decrease in revenues and gross margin. The Company intends to reduce costs by transitioning the manufacture of our newer commercial product lines to the Far East.

LIQUIDITY AND CAPITAL RESOURCES
On March 31, 2004, the Company had cash, cash equivalent and a short-term bank deposit of $1,164,000 and working capital of $2,727,000. This compares with cash and cash equivalent of $684,000 and working capital of $2,701,000 at March 31, 2003. The increase in working capital is mainly from the Telkoor Telecom investment of $246,000, offset partially by the operating loss.

Cash used in operating activities for the Company totaled $134,000 for the three months ended March 31, 2004, compared to cash provided of $66,000 for the three months ended March 31, 2003. Cash used in investing activities was $4,000 for the three months ended March 31, 2004, compared to $13,000 for the three months ended March 31, 2003. Net cash provided by financing activities was $246,000 for the three months ended March 31, 2004, compared to the net cash provided of $30,000 for the three months ended March 31, 2003.

The Company has available a line of credit with Silicon Valley Bank ("SVB"). The Company can borrow up to $1,200,000 against eligible accounts receivable and other financial covenants. The rate for this line of credit would be at Silicon Valley Bank's prime rate plus 1.75%. In order to utilize the line of credit, the Company is required to maintain certain ratios and be in compliance with other covenants. As of March 31, 2004, the Company has not utilized its line of credit.

The Company's subsidiary has a $548,000 line of credit with Lloyds TSB Bank. Borrowing under this line of credit bears interest of 1.75% per annum over the bank's base rate. As of March 31, 2004, there is no outstanding balance on this line of credit.

The Company believes it has adequate resources at this time to continue its promotional efforts to increase sales in the electronic industry market. However, if the Company does not meet those goals, it may have to raise money through debts or equity, which may dilute shareholder's equity.

ITEM 3. CONTROLS AND PROCEDURES

     The Company's management with the participation of the Company's principal executive and financial officers evaluated the effectiveness of the Company's disclosure controls and procedures (as defined Rule 13a-15(e) of the Exchange
Act) as of the end of the period covered by this report. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Based upon their evaluation, the Company's principal executive and financial officers concluded that the Company's disclosure controls and procedures are effective to accumulate and communicate to the Company's management as appropriate to allow timely decisions regarding disclosure.

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

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)          Exhibits
                  --------

     3(ii)        Bylaws as Amended
     31.1         Certification of the CEO under the Sarbanes-Oxley Act
     31.2         Certification of the CFO under the Sarbanes-Oxley Act
     32           Certification of the CEO & CFO under the Sarbanes-Oxley Act

     (b)          Reports on Form 8-K

                  The Company filed the following reports:

Date of Report         Date of Event         Item reported
--------------         -------------         -------------

March 17, 2004         March 11, 2004        Press release announcing fourth
                                             quarter results, Mark Thum's
                                             resignation  from  the  Board  and
                                             elimination of Executive CEO
                                             position

January 14, 2004       January 11, 2004      Press release announcing securities
                                             purchase agreement with Telkoor
                                             Telecom Ltd.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               DIGITAL POWER CORPORATION
                                                      (Registrant)




Date:  May 12, 2004                            /s/ JONATHAN WAX
                                               ------------------------------
                                               Jonathan Wax
                                               Chief Executive Officer
                                               (Principal Executive Officer)



Date:  May 12, 2004                            /s/ HAIM YATIM
                                               ------------------------------
                                               Haim Yatim
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)