Form 10QSB
period 2004-06-30
DIGITAL POWER CORP
filed 2004-08-16
CIK 896493

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB



         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2004

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

Number of shares of common stock outstanding as of August 10, 2004:  6,136,859

ITEM 1.  FINANCIAL STATEMENTS


                            DIGITAL POWER CORPORATION


                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                               AS OF JUNE 30, 2004


                                 IN U.S. DOLLARS


                                    UNAUDITED




                                      INDEX


                                                                     Page
                                                                ----------------


Consolidated Balance Sheet                                           3 - 4

Consolidated Statements of Operations                                  5

Statements of Changes in Shareholders' Equity                          6

Consolidated Statements of Cash Flows                                  7

Notes to Consolidated Financial Statements                           8 - 13




                                 - - - - - - - -

                            DIGITAL POWER CORPORATION
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
U.S. dollars in thousands


                                                                    June 30,
                                                                     2004
                                                                ----------------
                                                                   Unaudited
                                                                ----------------
     ASSETS

  CURRENT ASSETS:
   Cash and cash equivalents                                     $     1,124
   Restricted cash                                                       296
   Trade receivables, net of allowance for doubtful
    accounts of $ 62 at June 30, 2004                                  1,491
   Prepaid expenses and other current assets                             257
   Inventories                                                         1,643
                                                                ----------------

 Total current assets                                                  4,811
 -----
                                                                ----------------

 LONG-TERM LEASE DEPOSITS                                                18
                                                                ----------------

 PROPERTY AND EQUIPMENT, NET                                            284
                                                                ----------------

 Total assets                                                   $     5,113
 -----
                                                                ================




The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share and per share data

                                                                                                               June 30,
                                                                                                                2004
                                                                                                           ----------------
                                                                                                              Unaudited
                                                                                                           ----------------

     LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Accounts payable                                                                                        $     1,207
   Other current liabilities                                                                                       865
                                                                                                           ----------------

 Total current liabilities                                                                                       2,072
 -----
                                                                                                           ----------------

 SHAREHOLDERS' EQUITY:
   Series A redeemable, convertible preferred shares no par value: 500,000 shares authorized, 0 shares
    issued and outstanding at June 30, 2004                                                                          -
   Preferred shares, no par value: 1,500,000 shares authorized, 0 shares issued and outstanding at June
    30, 2004                                                                                                         -
   Common shares, no par value: 10,000,000 shares authorized; 5,931,941 shares issued and outstanding
    at June 30, 2004                                                                                            11,036
   Additional paid-in capital                                                                                    1,962
   Deferred stock compensation                                                                                     (16)
   Accumulated deficit                                                                                          (9,948)
   Accumulated other comprehensive income                                                                            7
                                                                                                           ----------------

 Total shareholders' equity                                                                                      3,041
 -----
                                                                                                           ----------------
                                                                                                           ----------------

 Total liabilities and shareholders' equity                                                                $     5,113
 -----
                                                                                                           ================



The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------------------------
                                 U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA


                                                                    Six months ended                Three months ended
                                                                        June 30,                         June 30,
                                                             ------------------------------  --------------------------------
                                                                  2004            2003            2004              2003
                                                             --------------- --------------  ---------------  ---------------
                                                                       Unaudited                        Unaudited
                                                             ------------------------------  --------------------------------

 Revenues                                                     $    3,968      $    3,729     $     2,139      $     1,596
 Cost of revenues                                                  3,004           2,704           1,611            1,166
                                                             --------------- --------------  ---------------  ---------------

 Gross profit                                                        964           1,025             528              430
                                                             --------------- --------------  ---------------  ---------------

 Operating expenses:
   Engineering and product development                               292             273             155              128
   Selling and marketing                                             622             518             319              259
   General and administrative                                        555             647             275              337
                                                             --------------- --------------  ---------------  ---------------

 Total operating expenses                                          1,469           1,438             749              724
 -----
                                                             --------------- --------------  ---------------  ---------------

 Operating loss                                                     (505)           (413)           (221)            (294)
 Financial income (expenses), net                                      2               7             (30)              11
                                                             --------------- --------------  ---------------  ---------------

 Loss before income taxes                                           (503)           (406)           (251)            (283)
 Income taxes                                                          -             (26)              -              (18)
                                                             --------------- --------------  ---------------  ---------------

 Net loss                                                     $     (503)    $      (380)    $      (251)     $      (265)
                                                             =============== ==============  ===============  ===============

 Basic and diluted net loss per share                         $    (0.09)    $     (0.08)   $      (0.04)    $      (0.05)
                                                             =============== ==============  ===============  ===============

 Weighted average number of shares used in computing basic
   and diluted loss per share                                  5,692,013       4,960,680       5,718,674        5,410,680
                                                             =============== ==============  ===============  ===============




The accompanying notes are an integral part of the consolidated financial statements.


                            DIGITAL POWER CORPORATION
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------
           U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA


                                                                                         Additional
                                Common shares     Additional   Deferred       paid-in       other          Total other    Total
                              ------------------   paid-in      stock       Accumulated  comprehensive  comprehensive  shareholders'
                               Number    Amount    capital    compensation    deficit    income (loss)      loss         equity
                              ---------  -------  ----------  ------------  -----------  -------------  -------------- -------------

 Balance as of
  January 1, 2004             5,410,680  $11,036  $ 1,437     $       -     $ (9,445)     $     (6)                    $  3,022

   Issuance of Common
    shares, net                 511,261        -      493             -            -             -                         493
   Deferred stock
    compensation related
    to options granted to
    an employee                       -        -       25           (25)           -             -                           -
   Amortization of
    deferred stock
    compensation related
    to options granted to
    an employee                       -        -        -             9            -             -                           9
   Exercise of options           10,000        -        7             -            -             -                           7
   Comprehensive loss:
     Net loss                         -        -        -             -         (503)            -        $    (503)      (503)
     Foreign currency
      translation
      adjustments                     -        -        -             -            -            13               13         13
                              ---------  -------  ----------  ------------  -----------  -------------  -------------  -----------

        Total other
        comprehensive loss                                                                                $    (490)
                                                                                                        =============

 Balance as of
  June 30, 2004 (Unaudited)   5,931,941  $11,036  $ 1,962     $    (16)     $ (9,948)  $         7                      $3,041
                              =========  =======  ==========  ============  ===========  ============                  ===========




The accompanying notes are an integral part of the consolidated financial statements.

                            DIGITAL POWER CORPORATION
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------
U.S. dollars in thousands


                                                                    Six months ended                Three months ended
                                                                        June 30,                         June 30,
                                                             ------------------------------  --------------------------------
                                                                  2004            2003            2004              2003
                                                             --------------- --------------  ---------------  ---------------
                                                                       Unaudited                        Unaudited
                                                             ------------------------------  --------------------------------
 Cash flows from operating activities:
   Net loss                                                   $   (503)         $ (380)       $  (251)         $   (265)
   Adjustments required to reconcile net loss to net cash
     used in operating activities:
     Depreciation                                                   50              71             25                34
     Compensation related to options granted to an employee          9               -              3                 -
     Decrease in deferred income taxes                               -             342              -                 -
     Decrease in trade receivables                                 139             632             18               428
     Decrease (increase) in prepaid expenses and other
       current assets                                             (121)              9            (16)               23
     Decrease (increase) in inventories                             55            (152)            27              (155)
     Increase (decrease) in accounts payable                       130            (344)           320              (166)
     Decrease in other current liabilities                        (176)           (350)          (409)             (137)
                                                             --------------- --------------  ---------------  ---------------

 Net cash used in operating activities                            (417)           (172)          (283)             (238)
                                                             --------------- --------------  ---------------  ---------------

 Cash flows from investing activities:
   Restricted short-term bank deposit                                -             600              -               600
   Purchase of property and equipment                              (12)            (42)            (8)              (23)
   Proceeds from long-term loan                                      -              13              -                 7
                                                             --------------- --------------  ---------------  ---------------

 Net cash provided by (used in) investing activities               (12)            571             (8)              584
                                                             --------------- --------------  ---------------  ---------------

 Cash flows from financing activities:
   Proceeds from short-term bank credit                              -              40              -                 -
   Proceeds from issuance of Common shares                           -             600              -               600
   Proceeds from long-term loan from a bank                          -              12              -                12
   Payments made on short-term bank credit                           -            (290)             -              (290)
   Principal payments on capital lease obligations                   -             (27)             -               (17)
   Issuance of shares pursuant to an investment by Telkoor
     Telecom Ltd.                                                  493               -            247                 -
   Exercise of options granted to an employee                        7               -              7                 -
                                                             --------------- --------------  ---------------  ---------------

 Net cash provided by financing activities                         500             335            254               305
                                                             --------------- --------------  ---------------  ---------------

 Effect of exchange rate changes on cash and cash
   equivalents                                                       3               7             (3)               22
                                                             --------------- --------------  ---------------  ---------------

 Increase (decrease) in cash and cash equivalents                   74             741            (40)              673
 Cash and cash equivalents at the beginning of the period        1,050             616          1,164               684
                                                             --------------- --------------  ---------------  ---------------

 Cash and cash equivalents at the end of the period           $  1,124     $     1,357        $ 1,124          $  1,357
                                                             =============== ==============  ===============  ===============

 Supplemental disclosure of cash flows activities:
 Cash paid during the period for interest                     $      -     $         8        $     -          $      3
                                                             =============== ==============  ===============  ===============


The accompanying notes are an integral part of the consolidated financial statements.

U.S. dollars in thousands


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

                    The accompanying unaudited consolidated financial statements as of June 30, 2004 and for the six months ended June 30, 2004 and 2003 are unaudiated and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of the financial condition and results of operations, contained in the Company Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2004.

               b.   Accounting for stock-based compensation:

                    The Company and its subsidiary has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") in accounting for its employee stock option plans. Under APB No. 25, when the exercise price of the Company's share options is less than the market price of the underlying shares on the date of grant, compensation expense is recognized.

U.S. dollars in thousands

                    The Company and its subsidiary apply Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), and Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18"), with respect to options issued to non-employees SFAS No. 123 requires use of an option valuation model to measure the fair value of the options at the grant date.

                    Under SFAS No. 123, proforma information regarding net loss and loss per share is required and has been determined as if the Company had accounted for its employee options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes Option Valuation Model, with the following weighted-average assumptions for June 30, 2004 and 2003, expected volatility of 113% and 46%, respectively, risk-free interest rates of 4.7% and 1.5%, respectively, dividend yield of 0% for each period, and a weighted-average expected life of the option of 4 years for each period. Stock compensation, for pro-forma purposes, is amortized over the vesting period.

                    The following table illustrates the effect on net loss and loss per share as if the fair value method had been applied to all outstanding and unvested awards in each period:

                                                                                                   Six months ended
                                                                                                       June 30,
                                                                                           --------------------------------
                                                                                                2004              2003
                                                                                           --------------    --------------
                                                                                                      Unaudited
                                                                                           --------------------------------

                      Net loss available to Ordinary shares - as reported                   $      (503)      $     (380)
                      Deduct - stock-based employee compensation - intrinsic value                    9                -
                      Add - stock-based employee compensation -fair value                          (115)             (31)
                                                                                           --------------    --------------

                        Pro forma net loss                                                  $      (609)            (411)
                                                                                           ==============    ==============
                     Loss per share:
                        Basic and diluted net loss, as reported                             $     (0.09)      $    (0.08)
                                                                                           ==============    ==============

                        Pro forma basic and diluted net loss                                $     (0.11)      $    (0.08)
                                                                                           ==============    ==============

U.S. dollars in thousands

NOTE 3:-       SHARE CAPITAL

               a. On January 12, 2004, the Company entered into an agreement to sell 290,023 shares of Common Stock to Telkoor Telecom Ltd. in consideration of $ 246, net of issuance expenses.

               b. On June 16, 2004, the Company entered into an agreement to sell 221,238 shares of Common stock to Telkoor Ltd., in consideration of $ 247, net of issuance expenses. Additionally, under the abovementioned agreement, Telkoor may purchase additional shares of Common stock for an aggregate consideration of $ 250, prior to or on December 31, 2004, as determined in the agreement.

NOTE 4:-       LEGAL PROCEEDINGS

               On April 2, 2003, a claim was filed against the Company by Tek-Tron Enterprises Inc. ("Tek-Tron") in the state court of Pennsylvania, specifically, the Court of Common Pleas of Bucks County, at Case No. 0302116-24-1. Tek-Tron was seeking damages of approximately $ 300. This case is a complaint for breach of contract and conversion of parts and infrastructure owned by Tek-Tron located in the Company's former subsidiary, Poder Digital S.A.'s, Mexico manufacturing plant.

               In April 2004, the Company signed a settlement agreement with Tek-Tron according to which the Company agreed to pay a total of $ 90 in two installments. As of June 30, 2004, the Company paid $
               75. Under the settlement agreement, Tek-Tron shall have the right to receive the inventory from the Company and to compel arbitration limited to the sum of $ 50, in case the parties do not agree on a resolution regarding the inventory list. The inventory list is currently disputed among the parties and no resolution has been reached regarding the inventory list.

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

               The following data presents the revenues, expenditures and other operating data of the Company's geographic operating segments:


                                                                   Six months ended June 30, 2004 (Unaudited)
                                                    ------------------------------------------------------------------------
                                                          DPC                 DPL           Eliminations          Total
                                                    ----------------    ---------------    ---------------   ---------------

              Revenues                               $       1,855       $       2,113      $          -      $      3,968
              Intersegment revenues                            417                   -              (417)                -
                                                    ----------------    ---------------    ---------------   ---------------

              Total revenues                         $       2,272       $       2,113      $       (417)     $      3,968
                                                    ================    ===============    ===============   ===============

              Depreciation expense                   $          15       $          35      $          -      $         50
                                                    ================    ===============    ===============   ===============

              Operating loss                         $        (359)      $        (146)     $          -      $       (505)
                                                    ================    ===============    ===============   ===============

              Financial income, net                                                                           $          2
                                                                                                             ===============

              Net loss                               $        (353)      $        (150)     $          -      $       (503)
                                                    ================    ===============    ===============   ===============

              Expenditures for segment assets as
                 of June 30, 2004                    $           8       $           4      $          -      $         12
                                                    ================    ===============    ===============   ===============

              Identifiable assets as of
                 June 30, 2004                       $       2,072       $       3,041      $          -      $      5,113
                                                    ================    ===============    ===============   ===============

U.S. dollars in thousands

NOTE 5:-      SEGMENTS CUSTOMERS AND GEOGRAPHICAL INFORMATION (Cont.)

                                                                   Six months ended June 30, 2003 (Unaudited)
                                                    ------------------------------------------------------------------------
                                                          DPC                 DPL           Eliminations          Total
                                                    ---------------     ---------------    ---------------   ---------------

               Revenues                              $      1,863        $      1,866       $          -      $      3,729
               Intersegment revenues                          410                   -               (410)                -
                                                    ---------------     ---------------    ---------------   ---------------

               Total revenues                        $      2,273        $      1,866       $       (410)     $      3,729
                                                    ===============     ===============    ===============   ===============

               Depreciation expenses                 $         17        $         54       $          -      $         71
                                                    ===============     ===============    ===============   ===============

               Operating loss                        $       (265)       $       (148)      $          -      $       (413)
                                                    ===============     ===============    ===============   ===============

               Financial expenses, net                                                                        $          7
                                                                                                             ===============

               Loss before tax benefit                                                                        $       (406)
                                                                                                             ===============

               Tax benefit                           $          -        $         26       $          -      $         26
                                                    ===============     ===============    ===============   ===============

               Net loss                              $       (273)        $      (107)      $          -      $       (380)
                                                    ===============     ===============    ===============   ===============

               Expenditures for segment assets
                  as of June 30, 2003                $         12        $         30       $          -      $         42
                                                    ===============     ===============    ===============   ===============

               Identifiable assets as of
                 June 30, 2003                       $      1,992        $      2,851       $          -      $      4,843
                                                    ===============     ===============    ===============   ===============



                                                                  Three months ended June 30, 2004 (Unaudited)
                                                    ------------------------------------------------------------------------
                                                          DPC                 DPL           Eliminations          Total
                                                    ----------------    ---------------    ---------------   ---------------

              Revenues                               $       1,071       $       1,068      $          -      $      2,139
              Intersegment revenues                            279                   -              (279)                -
                                                    ----------------    ---------------    ---------------   ---------------

              Total revenues                         $       1,350       $       1,068      $       (279)     $      2,139
                                                    ================    ===============    ===============   ===============

              Depreciation expense                   $           8       $          17      $          -      $         25
                                                    ================    ===============    ===============   ===============

              Operating loss                         $        (126)      $         (95)     $          -      $       (221)
                                                    ================    ===============    ===============   ===============

              Financial expenses, net                                                                         $        (30)
                                                                                                             ===============

              Net loss                               $        (116)      $        (135)     $          -      $       (251)
                                                    ================    ===============    ===============   ===============

              Expenditures for segment assets as
                 of June 30, 2004                    $           8       $           -      $          -      $          8
                                                    ================    ===============    ===============   ===============

              Identifiable assets as of
                 June 30, 2004                       $       2,072       $       3,041      $          -      $      5,113
                                                    ================    ===============    ===============   ===============

U.S. dollars in thousands

NOTE 5:-      SEGMENTS CUSTOMERS AND GEOGRAPHICAL INFORMATION (Cont.)

                                                                  Three months ended June 30, 2003 (Unaudited)
                                                    ------------------------------------------------------------------------
                                                          DPC                 DPL           Eliminations          Total
                                                    ----------------    ---------------    ---------------   ---------------

              Revenues                                $       869         $       727       $          -       $     1,596
              Intersegment revenues                           207                   -               (207)                -
                                                    ----------------    ---------------    ---------------   ---------------

              Total revenues                          $     1,076         $       727       $       (207)      $     1,596
                                                    ================    ===============    ===============   ===============

              Depreciation expenses                   $         9         $        25       $          -       $        34
                                                    ================    ===============    ===============   ===============

              Operating loss                          $      (155)        $      (139)      $          -       $      (294)
                                                    ================    ===============    ===============   ===============

              Financial income, net                                                                            $        11
                                                                                                             ===============

              Loss before tax benefit                                                                          $      (283)
                                                                                                             ===============

              Tax benefit                             $         -         $        18       $          -       $        18
                                                    ================    ===============    ===============   ===============

              Net loss                                $      (160)        $      (105)      $          -       $      (265)
                                                    ================    ===============    ===============   ===============

              Expenditures for segment assets
                 for the three months ended June
                 30, 2003                             $        12         $         2       $          -       $        14
                                                    ================    ===============    ===============   ===============

              Identifiable assets as of June 30,
                 2003                                 $     1,992         $     2,851       $          -       $     4,843
                                                    ================    ===============    ===============   ===============

U.S. dollars in thousands

NOTE 6:-       SUBSEQUENT EVENTS

               In July 2004, the Company issued 204,918 shares of Common stock to a new investor, in consideration of $250. Additionally, under the agreement between the Company and the investor, the investor may purchase additional shares of Common stock for an aggregate consideration of $250 prior to or on December 31, 2004, as determined in the agreement.




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

In June 2004, we raised $247,000 through the sale of 221,238 shares of common stock at $1.13 per share net of issuance expenses. In July 2004, we raised an additional $250,000 through the sale of 204,918 shares of common stock at $1.22 per share. We intend to use the additional financing as working capital to implement our business plan.

THREE AND SIX MONTHS ENDED JUNE 30, 2004, COMPARED TO JUNE 30, 2003

REVENUES
Total revenues increased by 34.0% to $2,139,000 for the three months ended June 30, 2004, from $1,596,000 for the three months ended June 30, 2003.

Revenues from the domestic operations of DPC increased 23.2% to $1,071,000 for the second quarter ended June 30, 2004, from $869,000 for the second quarter ended June 30, 2003. Revenues from the Company's European operations of DPL increased 47.0% to $1,068,000 for the second quarter ended June 30, 2004, from $727,000 for the second quarter ended June 30, 2003. The revenue increase in the second quarter of 2004 is mainly due to increase in sales of our new products and military products.

For the six months ended June 30, 2004, revenues increased by 6.4% to $3,968,000 from $3,729,000 for the six months ended June 30, 2003. Revenues attributed to the domestic operations of DPC were $1,855,000 for the six months ended June 30, 2004, approximately at the same level of $1,863,000 for the same period last year. Revenues from the Company's European operations of DPL increased 13.3% to $2,113,000 for the six months ended June 31, 2004, from $1,866,000 for the six months ended June 30, 2003. The increase in revenue from the Company's European operations of DPL is mainly due to higher sales of our new products and military products.

GROSS MARGINS
Gross margins were 24.7% for the three months ended June 30, 2004, compared to 26.9% for the three months ended June 30, 2003. The decrease in gross margins can be primarily attributed to the shift in product mix. Gross margins were 24.3% for the six months ended June 30, 2004 compared to 27.5% for the six months ended June 30, 2003. The decrease in gross margins can be primarily attributed to the shifting in product mix.

ENGINEERING AND PRODUCT DEVELOPMENT
Engineering and product development expenses were 7.2% of revenues for the three months ended June 30, 2004, and 8.0% for the three months ended June 30, 2003. In actual dollars, engineering and product development increased by $27,000. Engineering and product development expenses were 7.4% of revenues for the six months ended June 30, 2004, compared to 7.3% of revenues for the six months ended June 30, 2003

SELLING AND MARKETING
Selling and marketing expenses were 14.9% of revenues for the three months ended June 30, 2004, compared to 16.2% for the three months ended June 30, 2003. In absolute dollars, the selling and marketing expenditures increased by $60,000 mainly due to increase in travel and advertising expenses as part of our efforts to increase sales in the future. Selling and marketing expenses were 15.7% of revenues for the six months ended June 30, 2004, compared to 13.9% for the six months ended June 30, 2003. The increase in selling and marketing were primarily due to new hires and increase in advertising and travel expenses.

GENERAL AND ADMINISTRATIVE
General and administrative expenses were 12.9% of revenues for the three months ended June 30, 2004, compared to 21.1% for the three months ended June 30, 2003. In actual dollars, general and administrative expenditures decreased by $62,000 mainly due to reduction in executive compensation costs. General and administrative expenses were 14.0% of revenues for the six months ended June 30, 2004, compared to 17.4% for the six months ended June 30, 2003. In actual dollars, general and administrative expenses decreased by $92,000, primarily due to reduction in executive compensation costs.

FINANCIAL INCOME
Financial expense net was $30,000 for the three months ended June 30, 2004, compared to financial income net of $11,000 for the three months ended June 30, 2003. The financial expense resulted mainly from the exchange rate fluctuation. Financial income was $2,000 for the six months ended June 30, 2004, compare to $7,000 for the six months ended June 30, 2003.

LOSS BEFORE INCOME TAXES
For the three months ended June 30, 2004, the Company had a loss before income taxes of $251,000 compared to a loss before income taxes of $283,000 for the three months ended June 2003. The loss decrease is mainly due to the increase in revenues. Loss before income taxes for the six months ended June 30, 2004 increased to $503,000 compared to $406,000 for the six months ended June 30, 2003. The loss increase is mainly due to the reduction in gross margin.

TAX BENEFIT
The tax benefit of $18,000 for the second quarter of 2003 was from the Company's European operations of DPL.

NET LOSS
Net loss for the three months ended June 30, 2004, was $251,000 compared to net loss of $265,000 for the three months ended June 30, 2003. Net loss for the six months ended June 30, 2004 was $503,000, compared to a net loss of $380,000 for the six months ended June 30, 2003. Net loss increased mainly due to lower gross margin.

LIQUIDITY AND CAPITAL RESOURCES
On June 30, 2004, the Company had cash, cash equivalents $1,124,000 and working capital of $2,739,000. This compares with cash and cash equivalents of $1,357,000 and working capital of $3,128,000 at June 30, 2003. The decrease in working capital is mainly due to operating losses offset partially by the Telkoor Telecom Ltd.'s investments of $493,000 during the six months ended June 30, 2004.

Cash used in operating activities for the Company totaled $283,000 for the three months ended June 30, 2004, compared to $238,000 for the three months ended June 30, 2003. Cash used in investing activities was $8,000 for the three months ended June 30, 2004, compared to cash provided by investing activities of $584,000 for the three months ended June 30, 2003. Net cash provided by financing activities was $254,000 for the three months ended June 30, 2004, compared to net cash provided by financing activities of $305,000 for the three months ended June 30, 2003.

The Company has an available line of credit with Silicon Valley Bank ("SVB"). The Company can borrow up to $1,200,000 against eligible accounts receivable and other financial covenants. The rate for this line of credit would be at Silicon Valley Bank's prime rate plus 1.75%. In order to utilize the line of credit, the Company is required to maintain certain ratios and be in compliance with other covenants. As of June 30, 2004, the Company has not utilized its line of credit.

The Company's subsidiary has a $271,000 line of credit with Lloyds TSB Bank. Borrowing under this line of credit bears interest of 1.75% per annum over the bank's base rate. The Company's subsidiary has not utilized its line of credit.

Subsequent to the quarter end, we sold 204,918 shares of Common stock to Fortron/Source Corp. for the aggregate consideration of $250,000. Under the agreements with Telkoor Telecom in June 2004 and with Fortron/Source Corp. in July 2004, Fortron/Source Corp. and Telkoor Telecom Ltd. may purchase additional shares of Common stock for an aggregate consideration of $250,000 each prior to or on December 31, 2004.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On April 2, 2003, a claim was filed against the Company by Tek-Tron Enterprises Inc. in the state court of Pennsylvania, specifically, the Court of Common Pleas of Bucks County, as Case No. 0302116-24-1. Tek-Tron Enterprises, Inc was seeking damages of approximately $300,000. This case is a complaint for breaking of contract and conversion of parts and infrastructure owned by Tek-Tron Enterprises, Inc. located in the Company's former subsidiary, Poder Digital S.A's, Mexico manufacturing plant.

In April 2004, the Company signed a settlement agreement with Tek-Tron according to which the Company agreed to pay a total of $90,000 in installments and return certain disputed property in exchange for a full release. As of June 30, 2004, the Company paid $75,000 with an additional payment of $15,000 is due in September 2004. Additionally, under the settlement agreement, Tek-Tron has the ability to seek arbitration limited to the sum of $50,000 in case the parties do not agree on a resolution regarding the returned property. Tek-Tron has notified the Company it believes that the disputed property contains missing or damaged items. The Company continues to work on reaching a resolution over the returned property which is the Company's liability limited to a maximum of $50,000 under the settlement agreement.

ITEM 2.  CHANGES IN SECURITIES

On June 25, 2004, the Company sold 221,238 shares of common stock at $1.13 per share to Telkoor Telecom Ltd. On July 8, 2004, the Company sold 204,918 shares of common stock at $1.22 per share to Fortron/Source Corp. Under the terms of the stock purchase agreement, the investors may invest an additional $250,000 each on or before December 31, 2004. The purchase price per share for the additional investment is the average closing price of the Company's common stock twenty (20) trading days prior to notice of intent to invest. There was no broker or placement agent in this transaction.

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

The Company did not repurchase any of its shares during the quarter.

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

(b)      Reports on Form 8-K

The Company filed the following reports

Date of Report     Date of Event       Item reported
--------------     -------------       -------------

May 20, 2004       May 13, 2004        Financial Results for First Quarter

July 14, 2004      June 25, 2004       Investment by Telkoor Telkoor Ltd. and
                                       Fortron/Source Corp.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  DIGITAL POWER CORPORATION
                                                  (Registrant)




Date:  8/16/2004                                  /s/ Jonathan Wax
                                                  -----------------------------
                                                  Jonathan Wax
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)



Date:  8/16/2004                                  /s/ Uzi Sasson
                                                  -----------------------------
                                                  Uzi Sasson
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)