Form 10QSB
period 2004-09-30
DIGITAL POWER CORP
filed 2004-11-15
CIK 896493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2004

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
                           Yes [X]         No [ ]

Number of shares of common stock outstanding as of November 10, 2004:  6,136,859

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                            DIGITAL POWER CORPORATION


                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                            AS OF SEPTEMBER 30, 2004


                                 IN U.S. DOLLARS


                                    UNAUDITED




                                      INDEX


                                                                          Page
                                                                        --------

Review Report of Unaudited Interim Consolidated Financial Statements       2

Consolidated Balance Sheet                                               3 - 4

Consolidated Statements of Operations                                      5

Statements of Changes in Shareholders' Equity                              6

Consolidated Statements of Cash Flows                                      7

Notes to Consolidated Financial Statements                               8 - 12




                               - - - - - - - - - -


                                                                                          DIGITAL POWER CORPORATION

                           CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------------------------------------------
U.S. dollars in thousands


                                                                                                September 30,
                                                                                                    2004
                                                                                                -------------
                                                                                                  Unaudited
                                                                                                -------------
     ASSETS

                                 CURRENT ASSETS:
   Cash and cash equivalents                                                                    $  1,249
   Restricted cash                                                                                   231
   Trade receivables, net of allowance for doubtful accounts of $61 at September 30, 2004          1,631
   Prepaid expenses and other current assets                                                         201
   Inventories                                                                                     1,527
                                                                                                -------------

 Total current assets                                                                              4,839
 -----                                                                                          -------------

 LONG-TERM LEASE DEPOSITS                                                                             18
                                                                                                -------------

 PROPERTY AND EQUIPMENT, NET                                                                          256
                                                                                                -------------

 Total assets                                                                                   $   5,113
 -----                                                                                          =============




    The accompanying notes are an integral part of the consolidated financial statements.


                                                                                          DIGITAL POWER CORPORATION

CONSOLIDATED BALANCE SHEET
---------------------------------------------------------------------------------------------------------------------------
U.S. dollars in thousands, except share and per share data


                                                                                                           September 30,
                                                                                                                2004
                                                                                                         ------------------
                                                                                                             Unaudited
                                                                                                         ------------------
     LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Accounts payable                                                                                        $     1,300
   Other current liabilities                                                                                       754
                                                                                                         ------------------

 Total current liabilities                                                                                      2,054
 -----                                                                                                   ------------------


 SHAREHOLDERS' EQUITY:
   Series A redeemable, convertible Preferred shares, no par value: 500,000 shares authorized,
     0 shares issued and outstanding at September 30, 2004                                                          -
   Preferred shares, no par value: 1,500,000 shares authorized, 0 shares issued and outstanding at
     September 30, 2004                                                                                             -
   Common shares, no par value: 10,000,000 shares authorized; 6,136,859 shares issued and
     outstanding at September 30, 2004                                                                         11,036
   Additional paid-in capital                                                                                   2,212
   Deferred stock compensation                                                                                    (15)
   Accumulated deficit                                                                                        (10,178)
   Accumulated other comprehensive income                                                                           4
                                                                                                         ------------------

 Total shareholders' equity                                                                                     3,059
 -----                                                                                                   ------------------

 Total liabilities and shareholders' equity                                                                $    5,113
 -----                                                                                                   ==================




   The accompanying notes are an integral part of the consolidated financial statements.


                                                                                                  DIGITAL POWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------------------------------------------------------
U.S. dollars in thousands, except share and per share data


                                                              Nine months ended                  Three months ended
                                                                September 30,                       September 30,
                                                      ---------------------------------   ---------------------------------
                                                           2004              2003              2004              2003
                                                      ---------------   ---------------   ---------------   ---------------
                                                                                    Unaudited
                                                      ---------------------------------------------------------------------

 Revenues                                               $    6,158        $    5,338        $    2,190        $    1,609
 Cost of revenues                                            4,673             3,883             1,669             1,179
                                                      ---------------   ---------------   ---------------   ---------------

 Gross profit                                                1,485             1,455               521               430
                                                      ---------------   ---------------   ---------------   ---------------

 Operating expenses:
   Engineering and product development                         449               384               157               111
   Selling and marketing                                       947               784               325               266
   General and administrative                                  811               946               256               299
                                                      ---------------------------------   ---------------   ---------------

 Total operating expenses                                    2,207             2,114               738               676
 -----                                                ---------------   ---------------   ---------------   ---------------

 Operating loss                                               (722)             (659)             (217)             (246)
 Financial income (expenses), net                               (5)               12                (7)                5
 Other expenses                                                 (6)               -                 (6)                -
                                                      ---------------   ---------------   ---------------   ---------------

 Loss before income taxes                                     (733)             (647)             (230)             (241)
 Income taxes                                                    -               (73)                -               (47)
                                                      ---------------   ---------------   ---------------   ---------------

 Net loss                                               $     (733)       $     (574)       $     (230)       $     (194)
                                                      ===============   ===============   ===============   ===============

 Basic and diluted net loss per share                   $    (0.13)       $    (0.11)      $     (0.04)       $    (0.04)
                                                      ===============   ===============   ===============   ===============

 Weighted average number of shares used in
   computing basic and diluted net loss per share        5,772,868         5,110,680         6,121,096         5,410,680
                                                      ===============   ===============   ===============   ===============




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



                                                                                                         Accumulated
                               Common shares     Additional    Deferred                      other       Total other      Total
                            -------------------   paid-in       stock       Accumulated  comprehensive  comprehensive  shareholders'
                              Number    Amount    capital    compensation     deficit    income (loss)      loss          equity
                            ---------  --------  ----------  -------------  -----------  -------------  -------------  -------------

 Balance as of
  January 1, 2004           5,410,680  $ 11,036  $   1,437   $       -      $   (9,445)  $       (6)                   $    3,022

   Issuance of Common
    shares, net               716,179         -        743           -               -            -                           743
   Deferred stock
    compensation related
    to options granted
    to an employee                  -         -         25         (25)              -            -                             -
   Amortization of
    deferred stock
    compensation related
    to options granted
    to an employee                  -         -          -          10               -            -                            10
   Exercise of options         10,000         -          7           -               -            -                             7
   Comprehensive loss:
     Net loss                       -         -          -           -            (733)           -     $     (733)          (733)
     Foreign currency
      translation
      adjustments                   -         -          -           -               -           10             10             10
                            ---------  --------  ----------  -------------  -----------  -------------  -------------  -------------

     Total other
      comprehensive loss                                                                                $     (723)
                                                                                                        =============

 Balance as of
  September 30, 2004
  (unaudited)               6,136,859  $ 11,036  $   2,212   $     (15)     $  (10,178)  $        4                    $    3,059
                            =========  ========  ==========  =============  ===========  =============                 =============




   The accompanying notes are an integral part of the consolidated financial statements.


                                                                                                  DIGITAL POWER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------------------
U.S. dollars in thousands


                                                              Nine months ended                  Three months ended
                                                                September 30,                       September 30,
                                                      ---------------------------------   ---------------------------------
                                                           2004              2003              2004              2003
                                                      ---------------   ---------------   ---------------   ---------------
                                                                                    Unaudited
                                                      ---------------------------------------------------------------------
 Cash flows from operating activities:
   Net loss                                             $     (733)       $     (574)       $     (230)       $     (194)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation                                               79               102                29                31
     Loss on sale of property and equipment                      6                 -                 6                 -
     Compensation related to options granted to
       consultant and service providers                          -               758                 -                 -
     Compensation related to options granted to an
       employee                                                 10                 -                 1                 -
     Decrease (increase) in deferred income taxes                -               (37)                -               246
     Decrease (increase) in trade receivables                   (4)              588              (143)              126
     Decrease (increase) in prepaid expenses and
       other current assets                                    (65)             (182)               56               (46)
     Decrease (increase) in inventories                        168                 -               113               (30)
     Increase (decrease) in accounts payable                   224              (457)               94              (113)
     Decrease in other current liabilities                    (286)             (415)             (110)              (65)
                                                      ---------------   ---------------   ---------------   ---------------

 Net cash used in operating activities                        (601)             (217)             (184)              (45)
                                                      ---------------   ---------------   ---------------   ---------------

 Cash flows from investing activities:
   Restricted short-term bank deposit                           65               600                65                 -
   Purchase of property and equipment                          (22)              (62)              (10)              (20)
   Proceeds from sale of property and equipment                  3                 -                 3                 -
   Proceeds from long-term loan                                  -                19                 -                 6
                                                      ---------------   ---------------   ---------------   ---------------

 Net cash provided by (used in) investing activities            46               557                58               (14)
                                                      ---------------   ---------------   ---------------   ---------------

 Cash flows from financing activities:
   Proceeds from short-term bank credit                          -                40                 -                 -
   Proceeds from issuance of Common shares                     743               600               250                 -
   Proceeds from long-term loan from a bank                      -                12                 -                 -
   Payments made on short term bank credit                       -              (290)                -                 -
   Principal payments on capital lease obligations               -               (29)                -                (2)
   Exercise of options granted to an employee                    7                 -                 -                 -
                                                      ---------------   ---------------   ---------------   ---------------

 Net cash provided by (used in) financing activities           750               333               250                (2)
                                                      ---------------   ---------------   ---------------   ---------------

 Effect of exchange rate changes on cash and cash
   equivalents                                                   4                13                 1                 6
                                                      ---------------   ---------------   ---------------   ---------------

 Increase (decrease) in cash and cash equivalents              199               686               125               (55)
 Cash and cash equivalents at beginning of period            1,050               616             1,124             1,357
                                                      ---------------   ---------------   ---------------   ---------------

 Cash and cash equivalents at end of period             $    1,249        $    1,302        $    1,249        $    1,302
                                                      ===============   ===============   ===============   ===============

 Supplemental disclosure of cash flows activities:
   Cash paid during the period for interest             $        -        $        8        $        -        $        -
                                                      ===============   ===============   ===============   ===============




   The accompanying notes are an integral part of the consolidated financial statements

                                                       DIGITAL POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands


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

               The accompanying unaudited consolidated financial statements as of September 30, 2004 and for the nine months and three months ended September 30, 2004 and 2003 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of the financial condition and results of operations, contained in the Company Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2004.

          b.   Accounting for stock-based compensation:

               The Company and its subsidiary have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") in accounting for their employee stock option plans. Under APB No. 25, when the exercise price of the Company's share options is less than the market price of the underlying shares on the date of grant, compensation expense is recognized.

               The Company and its subsidiary apply Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), and Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18"), with respect to options issued to non-employees. SFAS No. 123 requires the use of an option valuation model to measure the fair value of the options at the date of grant.

                                                       DIGITAL POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share and per share data


NOTE 2:-  SIGNIFICANT ACCOUNTING POLICIES (Cont.)

          Under SFAS No. 123, pro forma information regarding net loss and loss per share is required and has been determined as if the Company had accounted for its employee options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes Option Valuation Model, with the following weighted-average assumptions for September 30, 2004 and 2003, expected volatility of 113% and 46%, respectively, risk-free interest rates of 4.7% and 1.5%, respectively, dividend yield of 0% for each period, and a weighted-average expected life of the option of 4 years for each period. Stock compensation, for pro-forma purposes, is amortized over the vesting period.

          The following table illustrates the effect on net loss and loss per share as if the fair value method had been applied to all outstanding and unvested awards in each period:

                                                                                 Nine months ended
                                                                                  September 30,
                                                                        --------------------------------
                                                                             2004              2003
                                                                        --------------    --------------
                                                                                   Unaudited
                                                                        --------------------------------

          Net loss available to Ordinary shares - as reported           $    (733)        $     (574)
          Deduct - stock-based employee compensation - intrinsic
            value                                                              10                 -
          Add - stock-based employee compensation -fair value                (143)              (48)
                                                                        --------------    --------------

            Pro forma net loss                                          $    (866)             (622)
                                                                        ==============    ==============
          Loss per share:
            Basic and diluted net loss, as reported                     $   (0.13)        $   (0.11)
                                                                        ==============    ==============

            Pro forma basic and diluted net loss                        $   (0.15)        $   (0.12)
                                                                        ==============    ==============


NOTE 3:-      SHARE CAPITAL

          a. On January 12, 2004, the Company entered into an agreement to sell 290,023 shares of Common stock to Telkoor Telecom Ltd. ("Telkoor"), in consideration of $ 246, net of issuance expenses.

          b. On June 16, 2004, the Company entered into an agreement to sell 221,238 shares of Common stock to Telkoor, in consideration of $ 247, net of issuance expenses. Additionally, under the abovementioned agreement, Telkoor may purchase additional shares of Common stock for an aggregate consideration of $ 250, prior to or on December 31, 2004, as determined in the agreement.

          c. On June 29, 2004, the Company entered into an agreement to sell 204,918 shares of Common stock to a new investor, in consideration of $ 250, of which the closing took place in July 2004. Additionally, under the abovementioned agreement, the new investor may purchase additional shares of Common stock for an aggregate consideration of $ 250, prior to or on December 31, 2004.

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

          In April 2004, the Company signed a settlement agreement with Tek-Tron according to which the Company agreed to pay a total of $90 in installments. As of September 2004, the Company paid the full $90. Additionally, under the settlement agreement, Tek-Tron has the abilitiy to seek arbitration limited to the sum of $50 in case the parties do not agree on a resolution regarding the returned property. Tek-Tron has notified the Company it believes that the disputed property contains missing or damaged items. The Company continues to work on reaching a resolution over the returned property for which the Company has a maximum liability of $50 under the settlement agreement. Company's management and its legal advisor are unable to assess the outcome of such arbitration proceeding.

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

          The following data presents the revenues, expenditures and other operating data of the Company's geographic operating segments:

                                                                  Nine months ended September 30, 2004 (unaudited)
                                                          -----------------------------------------------------------------
                                                               DPC             DPL           Eliminations         Total
                                                          -------------   -------------    ----------------   -------------
              Revenues                                     $     2,874     $     3,284      $           -      $     6,158
              Intersegment revenues                                613               -               (613)               -
                                                          -------------   -------------    ----------------   -------------

              Total revenues                               $     3,487     $     3,284      $        (613)     $     6,158
                                                          =============   =============    ================   =============

              Depreciation expenses                        $        23     $        56      $           -      $        79
                                                          =============   =============    ================   =============

              Operating loss                               $      (452)    $      (270)     $           -      $      (722)
                                                          =============   =============    ================   =============
              Financial expenses, net                                                                          $        (5)
                                                                                                              =============
              Other expenses                                                                                   $        (6)
                                                                                                              =============

              Net loss                                     $      (450)    $      (283)     $           -      $      (733)
                                                          =============   =============    ================   =============

              Expenditures for segment assets at
                 September 30, 2004                        $        15     $         7      $           -      $        22
                                                          =============   =============    ================   =============

              Identifiable assets at September 30,
                 2004                                      $     2,040     $     3,073      $           -      $     5,113
                                                          =============   =============    ================   =============


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
                                                          =============   =============    ================   =============

                                                                  Three months ended September 30, 2004 (unaudited)
                                                          -----------------------------------------------------------------
                                                               DPC             DPL           Eliminations         Total
                                                          -------------   -------------    ----------------   -------------

              Revenues                                     $     1,019     $     1,171      $           -      $     2,190
              Intersegment revenues                                196               -               (196)               -
                                                          -------------   -------------    ----------------   -------------

              Total revenues                               $     1,215     $     1,171      $        (196)     $     2,190
                                                          =============   =============    ================   =============

              Depreciation expenses                        $         8     $        21      $           -      $        29
                                                          =============   =============    ================   =============

              Operating loss                               $       (93)    $      (124)     $           -      $      (217)
                                                          =============   =============    ================   =============
              Financial expenses, net                                                                          $        (7)
                                                                                                              =============
              Other expenses                                                                                   $        (6)
                                                                                                              =============

              Net loss                                     $       (97)    $      (133)     $           -      $      (230)
                                                          =============   =============    ================   =============

              Expenditures for segment assets at
                 September 30, 2004                        $         7     $         3      $           -      $        10
                                                          =============   =============    ================   =============

              Identifiable assets at September 30,
                 2004                                      $     2,040     $     3,073      $           -      $     5,113
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

GENERAL

We are engaged in the business of designing, developing, manufacturing, marketing and selling switching power supplies to telecommunications, data communication, test and measurement equipment, office and factory automation and instrumentation equipment manufacturers. Revenues are generated from sales to distributors, OEMs in the telecommunication, data communication, test and measurements equipment, office and factory automation and instrumentation manufacturers' equipment in North America, Europe and the United Kingdom.

We have continued our efforts to increase sales to existing and new customers, and continue our strategy to manufacture our product in the Far East. Until revenues increase to a sufficient amount to offset our expenses, we anticipate that we will continue to experience net losses for the near future. We believe that our cash will be sufficient to fund those losses for the near future.

In July 2004, we raised $250,000 through the sale of 204,918 shares of common stock at $1.22 per share. We intend to use the additional financing as working capital to implement our business plan.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004, COMPARED TO SEPTEMBER 30, 2003

REVENUES
For the three months ended September 30, 2004, revenues increased by 36.1% to $2,190,000 from $1,609,000 for the nine months ended September 30, 2003. Total revenues increased by 36.1% to $2,190,000 for the three months ended September 30, 2004, from $1,609,000 for the three months ended September 30, 2003.

Revenues from the domestic operations of DPC increased 19.2% to $1,019,000 for the third quarter ended September 30, 2004, from $855,000 for the third quarter ended September 30, 2003. Revenues from the Company's European operations of DPL increased 55.3% to $1,171,000 for the third quarter ended September 30, 2004, from $754,000 for the third quarter ended September 30, 2003. The revenue increase in the third quarter of 2004 is mainly due to increase in sales of our new products.

For the nine months ended September 30, 2004, revenues increased by 15.4% to $6,158,000 from $5,338,000 for the nine months ended September 30, 2003.
Revenues attributed to the domestic operations of DPC increased 5.7% to $2,874,000 for the nine months ended September 30, 2004, from $2,718,000 for the nine months ended September 30, 2003. Revenues from the Company's European operations of DPL increased 25.3% to $3,284,000 for the nine months ended September 30, 2004, from $2,620,000 for the nine months ended September 30, 2003. The increase in revenue from the Company's European operations of DPL is mainly due to higher sales of our new products.

GROSS MARGINS
Gross margins were 23.8% for the three months ended September 30, 2004, compared to 26.7% for the three months ended September 30, 2003. The decrease in gross margins can be primarily attributed to the shift in product mix. Gross margins were 24.1% for the nine months ended September 30, 2004 compared to 27.3% for the nine months ended September 30, 2003. The decrease in gross margins can be primarily attributed to the shifting in product mix. The Company is working toward its plan to increase gross margins through reducing costs and promoting sales of higher margin products.

ENGINEERING AND PRODUCT DEVELOPMENT
Engineering and product development expenses were 7.2% of revenues for the three months ended September 30, 2004, and 6.9% for the three months ended September 30, 2003. In actual dollars, engineering and product development increased by $46,000. Engineering and product development expenses were 7.3% of revenues for the nine months ended September 30, 2004, compared to 7.2% of revenues for the nine months ended September 30, 2003.

SELLING AND MARKETING
Selling and marketing expenses were 14.8% of revenues for the three months ended September 30, 2004, compared to 16.5% for the three months ended September 30, 2003. In absolute dollars, the selling and marketing expenditures increased by $59,000 mainly due to increase in travel and advertising expenses as part of our efforts to increase sales in the future. Selling and marketing expenses were 15.4% of revenues for the nine months ended September 30, 2004, compared to 14.7% for the nine months ended September 30, 2003. The increase in selling and marketing were primarily due to new hires and increase in advertising and travel expenses.

GENERAL AND ADMINISTRATIVE
General and administrative expenses were 11.7% of revenues for the three months ended September 30, 2004, compared to 18.6% for the three months ended September 30, 2003. In actual dollars, general and administrative expenditures decreased by $43,000 mainly due to reduction in the personnel hours spent on administrative duties. General and administrative expenses were 13.2% of revenues for the nine months ended September 30, 2004, compared to 17.7% for the nine months ended September 30, 2003. In actual dollars, general and administrative expenses decreased by $135,000.

FINANCIAL INCOME
Financial expense net was $7,000 for the three months ended September 30, 2004, compared to financial income net of $5,000 for the three months ended September 30, 2003. The financial expense resulted mainly from the exchange rate fluctuation. Financial expense was $5,000 for the nine months ended September 30, 2004, compare to financial income of $12,000 for the nine months ended September 30, 2003.

LOSS BEFORE INCOME TAXES
For the three months ended September 30, 2004, the Company had a loss before income taxes of $230,000 compared to a loss before income taxes of $241,000 for the three months ended September 2003. The loss decreased mainly due to the increase in revenues. Loss before income taxes for the nine months ended September 30, 2004 increased to $733,000 compared to $647,000 for the nine months ended September 30, 2003. The loss increased mainly due to the reduction in gross margins.

TAX BENEFIT
The tax benefit of $47,000 for the third quarter of 2003 was from the Company's European operations of DPL.

NET LOSS
Net loss for the three months ended September 30, 2004, was $230,000 compared to net loss of $194,000 for the three months ended September 30, 2003. Net loss for the nine months ended September 30, 2004 was $733,000, compared to a net loss of $574,000 for the nine months ended September 30, 2003. Net loss increased mainly due to lower gross margins.

LIQUIDITY AND CAPITAL RESOURCES
On September 30, 2004, the Company had cash, cash equivalents $1,249,000 and working capital of $2,785,000. This compares with cash and cash equivalents of $1,302,000 and working capital of $2,956,000 at September 30, 2003. The decrease in working capital is mainly due to operating losses offset partially by the Telkoor Telecom Ltd.'s and Fortron/Source investments of $743,000 after issuance expenses during the nine months ended September 30, 2004.

Cash used in operating activities for the Company totaled $184,000 for the three months ended September 30, 2004, compared to $45,000 for the three months ended September 30, 2003. Cash provided by investing activities was $58,000 for the three months ended September 30, 2004, compared to cash used in investing activities of $14,000 for the three months ended September 30, 2003. Net cash provided by financing activities was $250,000 for the three months ended September 30, 2004, compared to net cash used by financing activities of $2,000 for the three months ended September 30, 2003.

The Company has an available line of credit with Silicon Valley Bank ("SVB"). The Company can borrow up to $1,200,000 against eligible accounts receivable and other financial covenants. The rate for this line of credit would be at Silicon Valley Bank's prime rate plus 1.75%. In order to utilize the line of credit, the Company is required to maintain certain ratios and be in compliance with other covenants. As of September, 2004, the Company has not utilized its line of credit.

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

In April 2004, the Company signed a settlement agreement with Tek-Tron according to which the Company agreed to pay a total of $90,000 in installments. As of September 2004, the Company paid the full $90,000. Additionally, under the settlement agreement, Tek-Tron has the ability to seek arbitration limited to the sum of $50,000 in case the parties do not agree on a resolution regarding the returned property. Tek-Tron has notified the Company it believes that the disputed property contains missing or damaged items. The Company continues to work on reaching a resolution over the returned property for which the Company has a maximum liability of $50,000 under the settlement agreement.

ITEM 2.  CHANGES IN SECURITIES

As previously reported, during the third quarter, on July 8, 2004, the Company sold 204,918 shares of common stock at $1.22 per share to Fortron/Source Corp. Under the terms of the securities purchase agreement, Fortron/Source Corp. may invest an additional $250,000 each on or before December 31, 2004. The purchase price per share for the additional investment is the average closing price of the Company's common stock twenty (20) trading days prior to entering into the securities purchase agreement. There was no broker or placement agent in this transaction.

The sales and issuance of common stock was made by us in reliance upon the exemptions from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated by the SEC under federal securities laws and comparable exemptions for sales to an "accredited" investor under state securities laws. The offers and sales were made to an accredited investor as defined in Rule 501(a) under the Securities Act, no general solicitation was made by us or any person acting on our behalf; the securities sold were subject to transfer restrictions, and the certificate for those shares contained an appropriate legend stating that the shares had not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption there from.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders was held on Thursday, October 7, 2004 at the Company's corporate headquarters, located at 41920 Christy Street, Fremont, California 94538. The shareholders voted to elect the following persons as Directors of the Company:

----------------------------------------------------------------------------------------------------------------------------
           Nominees                Shares Voted For     Shares Withholding Authority/Voted       Abstentions and Broker
                                                                      Against                           Non-Votes
----------------------------------------------------------------------------------------------------------------------------
Ben- Zion Diamont                      5,802,430                       77,913                               0
----------------------------------------------------------------------------------------------------------------------------
David Amitai                           5,804,430                       75,913                               0
----------------------------------------------------------------------------------------------------------------------------
Amos Kohn                              5,810,930                       69,413                               0
----------------------------------------------------------------------------------------------------------------------------
Yeheskel Manea                         5,802,030                       78,313                               0
----------------------------------------------------------------------------------------------------------------------------
Youval Menipaz                         5,802,030                       78,313                               0
----------------------------------------------------------------------------------------------------------------------------

The Shareholders approved an amendment to increase the number of shares available for grant under the 2002 Stock Option Plan by 300,000 shares.

                                                                                              Abstain/
Total shares voted:               For           Against         Withheld              Broker Non-Votes
                                  ---           -------         --------              ----------------
                               3,713,047        150,927            3,805                      0

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

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

                                                 DIGITAL POWER CORPORATION
                                                        (Registrant)




Date: November 15, 2004                          /s/ Jonathan Wax
                                                 -------------------------------
                                                 Jonathan Wax
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)



Date: November 15, 2004                          /s/ Uzi Sasson
                                                 -------------------------------
                                                 Uzi Sasson
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)