Form 10KSB
period 2004-12-31
DIGITAL POWER CORP
filed 2005-03-29
CIK 896493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)
         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the fiscal year ended December 31, 2004

                         Commission File Number 1-12711

                            DIGITAL POWER CORPORATION
                 (Name of small business issuer in its charter)

          California                          3679                       94-1721931
          ----------                          ----                       ----------
(State or other jurisdiction of     (Primary Standard Industrial      (I.R.S. Employer
Incorporation or organization)          Classification Code)        (Identification No.)

              41920 Christy Street, Fremont, California 94538-3158
              ----------------------------------------------------
                    (Address of principal executive offices)

                                  510-657-2635
                                  ------------
                           (Issuer's Telephone Number)

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

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the year ended December 31, 2004, were $8,713,000.

As of March 15, 2005, the aggregate market value of the voting common stock held by non-affiliates was approximately $3,966,000 based on the closing price of $1.19 per share.

As of March 15, 2005, the number of shares of common stock outstanding was 6,161,859.

Documents Incorporated by Reference.
The information required by Items 9, 10, 11, 12 and 14 of Part III are incorporated by reference to the Company's proxy statement, which will be filed within 120 days of the issuer's year end.

     As used in this annual report, the terms "we," "us," "our," the "Company," "Digital" or "Digital Power" mean Digital Power Corporation and its subsidiaries unless otherwise indicated.

     With the exception of historical facts stated herein, the following discussion may contain forward-looking statements regarding events and financial trends, which may affect Digital Power's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause Digital Power's actual results and financial position to differ materially from those anticipated in such forward-looking statements. Factors that could cause actual results to differ materially include, in addition to other factors identified in this report, the fact that we have experienced losses from our operations, that the power supply industry, in general, has experienced an economic down turn and our dependence on our manufacturing subcontractor primarily in China, all of which factors are set forth in more detail in the sections entitled "Certain Considerations" and "Management's Discussion and Analysis or Plan of Operation" herein. Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance. Digital Power disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.


                                     PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

General

     Digital Power Corporation designs, develops, manufactures, markets, and sells switching power supplies to industrial, telecommunication, data communication, medical and military industries. We are a California corporation originally formed in 1969. Our corporate office, which contains our administrative, sales, and engineering functions, is located in Fremont, California. In addition, the Company has a wholly-owned subsidiary, Digital Power Limited ("DPL"), located in Salisbury, England which designs, manufactures and sells products for the European market place including power conversion products for naval and military applications and DC/AC inverters for the telecommunications industry under the label Gresham Power Electronics.

     We primarily sell our switching power supplies to industrial, telecommunication, data communication, medical and military industries both in North America and Europe. These industries have experienced pricing pressure that has adversely affected our operations and financial condition. As a result, we incurred an operating loss during the year ended December 31, 2004. The Company has the option of purchasing products from a Mexican subcontractor or from a Chinese subcontractor at lower prices with longer lead time. For the products produced in Mexico, we purchase the raw material and ship to our third party manufacturer who manufactures our products according to our specifications. Subsequent to the balance sheet date, we have ended our relationship with the Mexican contract manufacturer.

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

     One of the great advantages of switching power supplies, in addition to the high efficiency, is their high power density, or power-to-volume ratio. This density is the result of the reduction in the size of the various components.
Our switching power supply products have a high power density making them smaller than those many of our competitors.

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

     In addition to the line of proprietary products offered, and in response to requests from OEMs, we also provide "value-added services". The term "value-added services" refers to our incorporation of an OEM's selected electronic components, enclosures, and cable assemblies with our power supply products to produce a power subassembly that is compatible with the OEM's own equipment and specifically tailored to meet the OEM's needs. We purchase parts and components that the OEM itself would otherwise attach to or integrate with our power supply, and we provide the OEM with that integration and installation service, thus saving the OEM time and money. We believe that this value-added service is well-suited to those OEMs who wish to reduce their vendor base and minimize their investment in manufacturing which leads to increased fixed costs. Based on the value-added services, the OEMs do not need to build assembly facilities to manufacture their own power subassemblies and thus are not required to purchase individual parts from many vendors.

     We made progress in penetrating the domestic military sector and, as a result of our strategic collaboration with Telkoor Power Ltd. ("Telkoor") we have been an awarded an initial $1.6 million contract to provide sophisticated mil-spec power supplies for a military avionics application. The majority of this revenue will be recognized in 2005.

Telkoor Power Ltd.

     Telkoor is primarily engaged in developing, marketing and selling power supplies and power systems for the telecommunication equipment industry and military. Consistent with our total cost reduction efforts, and taking advantage of Telkoor's strong engineering team, we have and will continue to utilize Telkoor to assist us in new product development. Further, during the year ended December 31, 2004, we made progress in penetrating the United States and European markets with Telkoor's products. This effort generated sales of approximately 30.72% of our revenues for 2004. We intend to continue to sell Telkoor's products in the future to supplement our line of products.

Digital Power Limited

     Digital Power Limited, headquartered in Salisbury, England, designs, manufactures, and distributes switching power supplies, uninterruptible power supplies, and power conversion and distribution equipment frequency converters for the commercial and military markets under the name Gresham Power Electronics. Uninterruptible power supplies (UPS) are devices that are inserted between a primary power source and the primary power input of the electronic equipment to be protected for the purpose of eliminating the effects of transient anomalies or temporary outages. A UPS consists of an inverter that is powered by a battery that is kept trickle-charged by rectified AC from an incoming power line. In the event of a power interruption, the battery takes over without the loss of even a fraction of a cycle in the AC output of the UPS. Frequency converters manufactured by DPL are used to convert a warship's generated 60 cycle electricity supply to 400 cycles. This 400 cycle supply is used to power critical equipment such as the ship's gyro, compass and weapons systems. DPL also designs and manufactures Transformer Rectifiers for Naval use. Typically these provide battery supported back-up for critical DC systems such as machinery and communications. In addition higher power rectifiers are used for helicopters on naval vessels. DPL and the Gresham Power Electronics products adds diversity to our product line, provides greater access to the United Kingdom and European markets and strengthens our engineering and technical resources. For the year ended December 31, 2004, DPL contributed approximately 56% to our gross revenues.

The Market

     Geographically, we primarily serve the North American power electronics market with individual AC/DC power supplies and DC/DC converters ranging from 50 watts to 800 watts of total output power. DPL serves the United Kingdom and the European marketplace with AC/DC power supplies, uninterruptible power supplies, and frequency inverters.

Customers

     Our products are sold domestically and in North America through a network of manufacturers' representatives and distributors. Our customers can generally be grouped into five broad industries, consisting of the industrial, telecommunication, data communication, medical and military. We have a current base of approximately 400 active customers, some of which are sold through our distributors.

     Gresham Power Electronic products are sold primarily in the UK and in Europe. The Company has been particularly successful in securing an export market in Spain for its defense products. In the UK, our main customers include the UK Ministry of Defense, BAE Systems, Bacock Defense and Marshalls plc. In Mainland Europe, we sell directly to IZAR in Spain and Emerson in Sweden. We sell power supplies through European distributors with our greatest strength in Germany and Scandinavia.

Strategy

     Our strategy is to be the supplier of choice to OEMs requiring high-quality power solutions where size, rapid modification, and time-to-market are critical to business success. Target market segments include the industrial, telecommunication, data communication, medical and military industries. While many of these segments would be characterized as computer-related, we do not participate in the personal computer (PC) power supply market because of the low margins arising out of the high volume and extremely competitive nature of that market.

     We intend to  continue  our sales  primarily  to existing  customers  while simultaneously targeting sales to new customers. We believe that our "flexibility" concept allows customers a more effective choice between our products and products offered by other power supply competitors. Our
"flexibility"  series is designed  around a  standardized  power  platform,  but allows the customer to specify output voltages tailored to its exact requirements within specific parameters. Furthermore, OEMs are seeking power supplies with greater power density and higher efficiency. Digital Power's strategy in responding to this demand has been to offer increasingly smaller power supply units or packages. OEMs have typically had to settle for a standard power supply product with output voltages and other features predetermined by the manufacturer. Alternatively, if the OEM's product required a different set of power supply parameters, the OEM was forced to design this modification in-house, or pay a power supply manufacturer for a custom product. Because custom-designed power supplies are development-intensive and require a great deal of time to design, develop, and manufacture, typically only OEMs with significant volume requirements can economically justify the expense and delay associated with their production. Furthermore, since virtually every power conversion product intended for use in commercial applications requires certain independent safety agency testing at considerable expense, such as by Underwriters Laboratories, an additional barrier is presented to the smaller OEM. By offering OEM customers a new choice with Digital Power's "flexibility" series, we believe we have an advantage over our competitors.

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

     Four of our product offerings resulting from our strategic relationship with Telkoor are the eF's series, CPCI`s series , Strong Box serial and custom products.

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

     The US100/DP100 was the industry's smallest 100 watt switcher when originally introduced. Measuring only 5" x 3.3" x 1.5", this series delivers up to 100 watts of continuous power, or 120 watt peak power, from one to four outputs. The 90-264VAC universal input allows them to be used worldwide. This product is ideal in applications where OEMs have upgraded their systems, requiring an additional 30-40 watts of output power, but being unable to accommodate a larger unit. The US100 fits in the same form factor and does not require any tooling or mechanical changes by the OEM. Flexibility options include a cover and adjustable post regulators on V3 and/or V4 outputs and UL2601-1 (2nd Ed.) medical safety approval. Fully customized models are also available. All US100 series units are also available with 12VDC, 24VDC, or 48 VDC inputs. This optional DC input unit (DP100) maintains the same pin-out, size, and mounting as the US100 series.

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

     Filter boxes for secure communications.

     Navigation and signal panels - for the control and dimming of ship's external navigation lights.

     Gresham also manufactures a range of commercial inverters of its own design for telecoms applications. Rated at 250VA, 500VA and 1kVA these convert either 24V or 48V DC to AC.

     In addition to Digital Power and Telkoor products, Gresham distributes a wide range of commercial uninterruptible power supplies. Power ratings range from 500VA to 6kVA in a modular configurable range. The Company also provides turnkey high power solutions for major business users. Typically configured with generators for the support of substantial institutional systems, power ratings can extend to 300kVA

Manufacturing Strategy

     Consistent with our product flexibility strategy, we aim to maintain a high degree of flexibility in our manufacturing strategy through the use of strategically focused contract manufactures. It is our belief that strategically focused contract manufacturers will meet our near term cost, delivery and quality goals while providing synergistic concepts. In addition, we believe these relationships will eventually give us access to new markets and cross licensing arrangements that may be beneficial. The competitive nature of the power supply industry has also placed continual downward pressure on selling prices. In order to achieve our low cost manufacturing goals with labor intensive product, we also plan on continually increasing our supply base through the use of contract manufacturers in the Far East. At present our principle source in the Far East is Winco Power. Presently, we are in negotiation with a second contract manufacturer in China. We also subcontract to a contract manufacturer located in Guadalajara, Mexico on a project to project basis. Subsequent to the balance sheet date, we have ended our relationship with the Mexican contract manufacturer and we expect all projects to cease during the second quarter of 2005.

     We have contract manufacturing relationships with Winco Power Technology to manufacture our products at facilities located in China on a turnkey basis. Purchases from Winco are made pursuant to purchase orders. For the year ended December 31, 2004, Digital Power purchased approximately 24% of its power supply requirements through Winco Power Technology. Our products are meeting the certification standards according to independent safety agency requirements. We are in negotiation with a second contract manufacturer in China.

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

     In certain territories, we have entered into agreements with distributors who buy and resell our products. For the fiscal years ended December 31, 2004 and 2003, domestic distributor sales accounted for 20.43% and 38.60%, respectively, of our total sales. Over this same period, one distributor accounted for 16.85%, and 17.90%, respectively, of total sales. In general, the agreements with distributors are subject to annual renewal and may be terminated upon 90 days' written notice. Although these agreements may be terminated by either party, in the event a distributor decides to terminate its agreement with us, we believe that we would be able to continue the sale of our products through direct sales to the customers of the distributor. Generally, the Company does not grant a right of return. Revenues subject to certain stock rotation are deferred until the products are sold to the end customer or until the rotation rights expire. Certain distributors are allowed, in the sixth month after the initial stock purchase, to rotate stock that has not been sold for other products. This may be repeated each sixth month thereafter for 18 months, at no more than 25% of the distributor's purchase during the previous six months. For the past three years, stock rotations have not exceeded one percent of total sales.

     Our promotional efforts to date have included product data sheets, trade shows and Internet Web sites. Our future promotional activities will likely include space advertising in industry-specific publications, application notes and enhancements to our existing Web sites.

     Our products are warranted to be free of defects for approximately twelve months from date of shipment. As of December 31, 2004 and 2003, our warranty reserve was $116,000 and $111,000, respectively.

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

     Historically, the Company has utilized consultants and contract engineering for the majority of its new product developments, supported by the internal engineering staff for product engineering. The Company intends to continue this strategy for engineering and development. Further, as a result of the strategic relationship with Telkoor, the Company utilizes Telkoor's engineering team in Israel to assist it in new product development. If the Company identifies a potential new product for development, it will cooperate with Telkoor to design and develop the product.

Employees

     As of December 31, 2004, we had 37 employees located in the United States and the United Kingdom.

Foreign Currency Fluctuations

     Gresham Power conducts its financial operation using the United Kingdom pound sterling. Therefore, we are subject to monetary fluctuations between the U.S. dollar and United Kingdom pound sterling. For the years ended December 31, 2004 and 2003 we recorded foreign currency translation adjustments of $81,000 and $146,000 respectively.

Raw Materials

     The raw materials for power supplies principally consist of electronic components. These raw materials are available from a variety of sources and we are not dependent on any one supplier. We generally purchase components based on orders received or forecast to minimize our risk of unusable inventory. To the extent necessary we may order materials prior to orders to obtain shorter lead times and achieve quantity discounts following a risk assessment.

     We expect our purchase of raw material to decrease as we move to turnkey contract manufacturers in the Far East.

Intellectual Property

     We rely upon a combination of trade secrets, industry expertise, confidential procedures and contractual provisions to protect our intellectual property. We believe that because our products are continually updated and revised, obtaining patents would be costly and not beneficial.

     On July 8, 2004, our trademark, "DP Digital Power - Powering our technologies," was registered with the United States Patent and Trademark Office.

ITEM 2.  DESCRIPTION OF PROPERTY.

     Our headquarters are located in approximately 9,500 square feet of leased office engineering and development space in Fremont, California. For the year ended December 31, 2004, we paid $8,550 per month for rent. On October 1, 2005 our rent will increase to $9,025 per month till September 30, 2006. From October 1, 2006 to September 30, 2007, our rent will be $9,500 per month. During 2002, we issued to the landlord warrants to purchase 10,000 shares of Common Stock at an exercise price of $1.00 per shares expiring in September 2013.

     DPL leases approximately 25,000 square feet for its location in Salisbury, England. DPL pays rent of approximately $15,000 per month, and the lease expires on September 26, 2008. We believe that our existing facilities are adequate for the foreseeable future and have no plans to expand them.

ITEM 3.  LEGAL PROCEEDINGS.

     On April 2, 2003, a claim was filed against the Company by Tek-Tron Enterprises Inc. ("Tek-Tron") in state court of Pennsylvania, specifically, the

Court of Common Pleas of Bucks County, at Case No. 0302116-24-1. Tek-Tron was seeking damages of approximately $300,000 for breach of contract and conversion of parts and infrastructure owned by Tek-Tron located in the Company's former subsidiary, Poder Digital S.A's, Mexico manufacturing plant. In April 2004, the Company signed a settlement agreement with Tek-Tron according to which the Company agreed to pay $90,000 in installments and return certain disputed inventory for a full release. As of December 31, 2004, the Company paid the full $90,000. The settlement agreement allows Tek-Tron to seek arbitration limited to the sum of $50,000 in case the parties do not agree on a resolution regarding the returned inventory. Tek-Tron has notified the Company it believes that the disputed inventory contains missing labeling and inspection reports. The Company continues to work toward reaching a resolution over the returned property for which the Company' has a maximum liability of $50,000 under the settlement agreement. The Company's management and its litigation counsel are unable to assess the outcome of such arbitration proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER  MATTERS.

(a)      Comparative Market Prices

     Our common share is listed and traded on the American Stock Exchange ("AMEX") under the symbol DPW. The following tables set forth the high and low closing sale prices, as reported by AMEX, for our common share for the prior two fiscal years.


         Quarter Ended             High                   Low
         -------------             ----                   ---
          12/31/2004               $1.25                 $1.23
           9/30/2004                0.82                  0.76
           6/30/2004                1.35                  1.20
           3/31/2004                1.15                  1.10

          12/31/2003               $0.85                 $0.84
           9/30/2003                0.78                  0.75
           6/30/2003                0.78                  0.78
           3/31/2003                0.57                  0.55

(b)      Holders

     As of March 15, 2005, there were 6,161,859 shares of our common shares outstanding, held by approximately 96 registered holders, not including holders whose shares of common stock are held in street name.

(c)      Dividends

     We have not declared or paid any cash dividends since our inception and we do not intend to pay any cash dividends in the foreseeable future. The declaration of dividends in the future, if any, will be at the discretion of the Board of Directors and will depend upon our earnings, capital requirements and financial position.

(d)      Recent Sales of Unregistered Securities

     In January 2005, the Company entered into a convertible note agreement with Telkoor, according to which Telkoor loaned a $ 250,000 interest free convertible note to be paid on the tenth business day after the Company announced its financial results for 2005. The note may be converted into Common stock at a rate of $ 1.06 per share. Automatic conversion shall occur if the Company meets its set budget for 2005.

     The sale and issuance of the convertible note was made by us in reliance upon the exemptions from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated by the SEC under federal securities laws and comparable exemptions for sales to "accredited" investors under state securities laws. The offers and sales were made to accredited investors as defined in Rule 501(a) under the Securities Act, no general solicitation was made by us or any person acting on our behalf; the securities sold were subject to transfer restrictions, and the certificates for those shares contained an appropriate legend stating that they had not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption there from.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

     We are engaged in the business of designing, developing, manufacturing, marketing and selling switching power supplies to the industrial, telecommunication, data communication, medical and military industries. Revenues are generated from sales to distributors, OEMs in North America, Europe and the United Kingdom.

     During the year ended December 31, 2004, the Company's products were received well in the market place. We have continued our promotional efforts to increase sales to existing and new customers and continue our strategy to move the manufacture of our products to the Far East. Until revenues increase to a sufficient amount to offset our expenses, we anticipate that we will continue to experience net losses. We believe that our cash will be sufficient to fund those losses for at least 12 months.

     During 2004, the Company issued 511,261 Common shares to Telkoor in consideration of $ 493,000 net of issuance expenses at the price of the average closing price of the Company's share of common stock during the twenty trading days preceding the closing date.

     In June 2004, the Company issued 204,918 Common shares to a new investor, in consideration of $ 250,000 at the price of the average closing price of the Company's share of common stock during the twenty trading days preceding the closing date.

Results of Operations

     The table below sets forth certain statements of operations data as a percentage of revenues for the years ended December 31, 2004 and 2003:

                                                     Years Ended December 31,
                                                     ------------------------
                                                     2004                2003
                                                     ----                ----

         Revenues                                   100.00%             100.00%

         Cost of Revenues                            76.23               72.30

         Write-off of excess inventory                2.50                0.63
                                                    ------              ------


         Gross profit                                21.27               27.07

         Engineering and product development          7.16                7.57

         Sales and marketing                         15.15               14.93

         General and administrative                  13.24               19.03
                                                    ------              ------

         Total operating expenses                    35.55               41.53
                                                    ------              ------

         Operating loss                             (14.28)             (14.46)



         Financial income and other expense           0.51                0.34
                                                    ------              ------

         Loss before tax benefit                    (13.77)             (14.12)

         Tax benefit                                  0.28                1.05
                                                    ------              ------

         Net loss                                   (13.49)%            (13.07)%
                                                    ======              ======

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

Year Ended December 31, 2004 compared to Year Ended December 31, 2003

Revenues

     For the year ended December 31, 2004, revenues increased by 18.24% to $8,713,000 from $7,369,000 for the year ended December 31, 2003. The increase in revenue is mainly due to our newer products developed through Telkoor being received well in the market place.

     Revenues from the domestic operation of DPC increased 12.79% to $3,854,000 for the year ended December 31, 2004, from $3,417,000 for the year ended
December 31, 2003. Revenues from the Company's European operations of DPL increased 22.95% to $4,859,000 for the year ended December 31, 2004, from $3,952,000 for the year ended December 31, 2003. The increase in revenues for the year ended December 31, 2004 from December 2003 is due to our products being received well in the market place.

Gross Margins

     Gross margins were 21.27% for the year ended December 31, 2004, compared to 27.07% for the year ended December 31, 2003. The decrease in our gross margins can be primarily attributed to the shifting in product mix and one time inventory write-offs in the total amount of $218,000 related mainly to obsolete raw material and slow moving inventory in DPL.

Engineering and Product Development

     Engineering and product development expenses were 7.16% of revenues for the year ended December 31, 2004, compared to 7.57% for the year ended December 31, 2003. Actual dollar expenditures increased by $66,000 from 2003 to 2004 partly due to the utilization of subcontractors.

Selling and Marketing

     Selling and marketing expenses were 15.15% of revenues for the year ended December 31, 2004, compared to 14.93% for the year ended December 31, 2003.

Actual dollar expenditures increased by $220,000 from 2003 to 2004. The increase in sales and marketing was primarily due to the hiring of a sales person, travel and advertising expenses as part of our efforts to increase sales.

General and Administrative

     General and administrative expenses were 13.24% of revenues for the year ended December 31, 2004, compared to 19.03% for the year ended December 31, 2003. The decrease of $248,000 in general and administrative expenses from 2003 to 2004 is mainly due to reductions in the personnel hours spent on administrative duties. In 2003, general and administrative expenses included accrued litigation expenses of $102,000.

Financial Income and Other Expenses

     Financial income, net of interest expense, was $45,000 for the year ended December 31, 2004 compared to an income of $25,000 for the year ended December 31, 2003. The increase in the financial income from 2003 to 2004 is from the Company's United Kingdom's operations of DPL

Loss before Tax benefit

     For the year ended December 31, 2004, we had a loss before tax benefit of $1,200,000 compared to a loss of $1,040,000 for the year ended December 31, 2003. The loss increase is mainly due to one time inventory write-offs in the total amount of $218,000 related to obsolete raw material and slow moving inventory in DPL.

Tax Benefit

     For the year ended December 31, 2004, the Company recorded a tax benefit of $25,000 compared to a tax benefit of $77,000 for the year ended December 31, 2003. The tax benefit for the year 2004 and 2003 are from the UK operations.

     As of December 31, 2004, the Company had approximately $4,780,000 in federal net operating loss carryforward for income tax purposes, which can be carried forward and offset against taxable income for 20 years and expire in 2022 - 2024.

Net Loss and Net Income

     Net loss for the year ended December 31, 2004, was $1,175,000 compared to a net loss of $963,000 for the year ended December 31, 2003. The net loss can be attributed mainly due to the decrease in gross margins and one time inventory write-offs in the amount of $218,000. We plan on continually increasing our supply base through the use of contract manufacturers in the Far East in order to reduce our cost.

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

Revenue Recognition

     The Company's revenue recognition policy for product revenue is such that revenue is recognized when the risks and rewards of ownership pass, which is primarily upon delivery of goods to customers (see Note 2h to the Consolidated Financial Statements).

Inventory Obsolescence Accruals

     The Company writes down its inventory for estimated obsolescence or unmarketable inventory to the estimated net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Allowance for Doubtful Accounts

     Our accounts receivable are derived from revenue earned from customers located in the United States and the United Kingdom. We perform ongoing credit evaluations of our customers' financial condition and currently require no collateral from our customers. An allowance for doubtful accounts for estimated losses is maintained in anticipation of the inability or unwillingness of customers to make required payments. When we become aware that a specific customer is unable to meet its financial obligations, such as the result of bankruptcy or deterioration in the customer's operating results or financial position, we record a specific allowance to reflect the level of credit risk in the customer's outstanding receivable balance. We are not able to predict changes in the financial condition of customers, and if the condition or circumstances of our customers deteriorates, estimates of the recoverability of trade receivables could be materially affected and we may be required to record additional allowances. Alternatively, if our estimates are determined to be greater than the actual amounts necessary, we may reverse a portion of such allowance in future periods based on actual collection experience.

Other Accrued Liabilities

     The Company also maintains other accrued liabilities. These accruals are based on a variety of factors including past experience and various actuarial assumptions and, in many cases, require estimates of events not yet reported to the Company. If future experience differs from these estimates, operating results in future periods would be impacted.

Liquidity and Capital Resources

     On December 31, 2004, we had cash, cash equivalents and restricted cash of $1,554,000 and working capital of $2,437,000. This compares to cash, cash equivalents and restricted cash of $1,346,000 and working capital of $2,686,000 at December 31, 2003.

     Net cash used in operating activities was $541,000 for the year ended December 31, 2004, compared to cash used in operating activities of $197,000 for the year ended December 31, 2003.

     Net cash provided by investing activities was $38,000 for the year ended December 31, 2004, compared to cash provided in investing activities of $262,000 for the year ended December 31, 2003.

     Net cash provided by financing activities was $765,000 for the year ended December 31, 2004, compared to net cash provided by financing activities of $331,000 for the year ended December 31, 2003.

     In January 2005, the Company entered into a convertible note agreement with Telkoor, according to which Telkoor loaned a $250,000 interest free convertible note to be paid on the tenth business day after the Company announced its financial results for 2005. The note may be converted into Common stock at a rate of $1.06 per share. Automatic conversion shall occur if the Company meets its set budget for 2005.

     Since May 2003,  the Company has a line of credit from Silicon  Valley Bank

("SVB"). The Company can borrow up to $ 1,200,000 at SVB's prime rate plus 1.75% (totaling 5.25% at December 31, 2004). In order to use the line of credit, the Company is required to maintain certain ratios and be in compliance with other covenants. Interest only is payable on a monthly basis. The maturity date of the line of credit is August 30, 2005. As of December 31, 2004, the Company had not yet utilized its line of credit.

     We do not believe that our sales are seasonal. Further, we do not believe that inflation at the current and projected rates will have a material adverse impact on our operations. The Company believes it has adequate resources at this time to continue its promotional efforts to increase sales in the electronic industry market. However, if the Company does not meet those goals, it may have to raise money through debts or equity, which may dilute the shareholder equity.

Management

     There is currently a dispute between certain shareholders and managers of Telkoor, which is subject to litigation in Israel. Two of the members of our Board of Directors and the two members that comprise the Board of Directors of Digital Power Limited are involved in this dispute. Although, the Company does not believe the dispute has seriously effected the day-to-day operations of the Company, it may however have an adverse impact on certain decision making in the Company.

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

We experienced an operating loss during the year ended December 31, 2004 and anticipate that losses will continue in the near future.

     For the year ended December 31, 2004, we incurred an operating loss of $1,245,000. Although we have actively taken steps to reduce our costs, we will incur losses until we increase revenues through the sale of current products and decrease manufacturing costs through a greater utilization of Far East contract manufacturers.

We are dependent on a limited number of customers.

     Traditionally, we have relied on a limited number of customers for growth in sales. It cannot be assured that we will be able to retain current customers and the loss of any major OEM customer may have an adverse effect on our revenues.

We are dependant on Telecommunication and other electronic equipment industries.

     Substantially all of our existing customers are in the telecommunication and other electronic equipment industries and they manufacture products that are subject to rapid technological change, obsolescence and large fluctuations in demand. These industries are further characterized by intense competition. The OEMs serving these markets are pressured for increased product performance and lower product prices. OEMs, in turn, make similar demands on their suppliers, such as us, for increased product performance and lower prices. The telecommunication industry is inherently volatile. Recently, certain segments of the telecommunication and other electronic industries have experienced a significant softening in product demand. Such lower demand may affect our customers, in which case the demand for our products may decline and our growth could be adversely affected.

We are dependent on the performance of our subcontract manufacturers.

     Since we do not own significant manufacturing facilities, we must rely on our subcontractors' abilities to purchase components, staff their operation, maintain high volume and high quality processes and remain financially solvent.

Conditions in Israel may limit our ability to receive and sell products. This could decrease our revenues.

     Telkoor's principal offices, research and development and manufacturing facilities are located in Israel. Political, economic and military conditions in Israel directly affect their operations. We could be adversely affected by any major hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, a significant increase in inflation, or a significant downturn in the economic or financial conditions of Israel. Restrictive laws or policies directed towards Israel or Israeli businesses could adversely affect us.

We are dependant upon key personnel.

     Our performance is substantially dependent on the performance of its executive officers and key personnel and on our ability to retain and motivate such personnel. The loss of any of our key personnel could have a material adverse effect on our business, financial condition and operating results.

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

Our common stock price is volatile.

     Our common stock is listed on the American Stock Exchange and is thinly traded. In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects. Further, the exercise of outstanding options and warrants may adversely affect our stock price and your percentage of ownership. As of December 31, 2004, the Company has employees options to purchase 1,290,425 shares of common stock, with a weighted average exercise price of $1.28 exercisable at prices ranging from $0.48 to $2.375 per share and consultants and service providers options and warrants to purchase 260,000 shares of common shares, with a weighted average exercise price of $1.81 exercisable at prices ranging from $0.55 to $3.00 were outstanding. In January 2005, the Company entered into a convertible note agreement with Telkoor, according to which Telkoor loaned a $250,000 interest free convertible note to be paid on the tenth business day after the Company announced its financial results for 2005. The note may be converted into Common stock at a rate of $ 1.06 per share. Automatic conversion shall occur if the Company meets its set budget for 2005. The exercise of these options and warrants may have an adverse effect on the price of our common share and will dilute existing shareholder percentage ownership in the Company.

Substantial Ownership by Telkoor

     As of December 31, 2004, Telkoor owns approximately 43% of the outstanding shares of Common Stock of the Company. In January 2005, the Company entered into a convertible note agreement with Telkoor, according to which Telkoor loaned a $250,000 interest free convertible note to be paid on the tenth business day after the Company announced its financial results for 2005. The note may be converted into Common stock at a rate of $1.06 per share. Automatic conversion shall occur if the Company meets its set budget for 2005. Telkoor ownership makes it difficult for other shareholders to propose changes or change the Board of Directors. Currently, certain shareholders and managers of Telkoor are in a dispute. This dispute may divert limited resources and disrupt our business. See "management" section above.

We are dependent on Telkoor's new design and transfer of production to third party manufacturers

     We are dependent on Telkoor's intellectual property and its ability to provide prototypes, pilot production and transfer production to third party manufacturers in the Far East for cost reductions. Due to concern over engineering resource limitations and prioritization of those resources, we cannot be assured that Telkoor will be able to meet our customer's needs. We also depend on Telkoor's ability to transfer manufacturing satisfactory and timely to third party manufacturer. Failure to obtain new products or delay in transferring to third party low cost subcontract manufacturers will have an adverse effect on our ability to successfully provide our products and be competitive or profitable in our market place.

Legislative  actions,   higher  insurance  cost  and  potential  new  accounting
pronouncements are likely to cause our general and administrative expenses to increase and impact our future financial position and results of operations.

     We are working diligently toward evaluating and documenting our internal control systems in order to allow management to report on, and our independent auditors to attest to, our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Compliance may require us to retain additional personnel and/or additional outside legal, accounting and advisory services, which will increase general and administrative expenses. There can be no assurances that the evaluation required by Sarbanes-Oxley Section 404 will not result in the identification of significant control deficiencies or that our auditors will be able to attest to the effectiveness of our internal control over financial reporting.

     Proposed changes in the accounting rules, including legislative and other proposals to account for employee stock options as a compensation expense among others, could materially increase the expenses that we report under generally accepted accounting principles and adversely affect our operating results.

Intellectual Property

     While Digital owns the intellectual property rights on its legacy products (the US, UP and UPF Series), Telkoor designed and developed the newer products (the CPCI, Strongbox and eF Series) at its expense and owns the intellectual property rights. Further, all of these new products sold by Digital to date were manufactured by Telkoor in Israel and shipped to Digital Power at a transfer price which allowed for some gross margins to be earned by Telkoor This exposes Digital Power to potentially lower gross margins on these products. Digital and Telkoor plan to enter into an agreement to manufacture these products in a lower cost environment to allow for improved gross margins. However, no assurances can be given that such an agreement will be formalized, which could result in continued lower margins.

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements of the Company, including the notes thereto and report of the independent auditors thereon, are attached hereto as exhibits as page numbers F-1 through F-26.

                            DIGITAL POWER CORPORATION


                        CONSOLIDATED FINANCIAL STATEMENTS


                             AS OF DECEMBER 31, 2004



                                 IN U.S. DOLLARS




                                      INDEX


                                                                       Page
                                                                    ------------

Report of Independent Registered Public Accounting Firm                 F-1

Consolidated Balance Sheet                                              F-2

Consolidated Statements of Operations                                   F-3

Statements of Changes in Shareholders' Equity                           F-4

Consolidated Statements of Cash Flows                                   F-5

Notes to Consolidated Financial Statements                             F-6-22




                                 - - - - - - - -

[GRAPHIC OMITTED]







             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                             To the Shareholders of

                            DIGITAL POWER CORPORATION



     We have audited the accompanying consolidated balance sheet of Digital Power Corporation ("the Company") and its subsidiary as of December 31, 2004, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We are not engaged to perform an audit of the Company's internal control over finacial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of December 31, 2004, and the consolidated results of their operations and cash flows for the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.




                                                /s/ KOST FORER GABBAY & KASIERER
 Tel-Aviv, Israel                               KOST FORER GABBAY & KASIERER
 February 10, 2005                              A Member of Ernst & Young Global

                            DIGITAL POWER CORPORATION
                            -------------------------

CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------------------------------------------
U.S. dollars in thousands (except share data)

                                                                                                            December 31,
                                                                                                                2004
                                                                                                         ------------------
     ASSETS

                                 CURRENT ASSETS:
 Cash and cash equivalents                                                                                $        1,323
 Restricted cash                                                                                                     231
 Trade receivables, net of allowance for doubtful accounts of $118                                                 1,690
 Prepaid expenses and other receivables                                                                              169
 Inventories (Note 3)                                                                                              1,482
                                                                                                         ------------------

 Total current assets                                                                                              4,895
 -----
                                                                                                         ------------------

 LONG-TERM LEASE DEPOSITS                                                                                             18
                                                                                                         ------------------

 PROPERTY AND EQUIPMENT, NET (Note 4)                                                                                250
                                                                                                         ------------------

 Total assets                                                                                             $        5,163
 -----
                                                                                                         ==================

     LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Accounts payable                                                                                        $        984
   Related parties - trade payables account (Note 10)                                                               773
   Other current liabilities (Note 6)                                                                               701
                                                                                                         ------------------

 Total current liabilities                                                                                        2,458
 -----
                                                                                                         ------------------

 COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

 SHAREHOLDERS' EQUITY (Note 8):
   Series A redeemable, convertible Preferred shares, no par value: 500,000 shares
    authorized, 0 shares issued and outstanding as of December 31, 2004                                               -
   Preferred shares, no par value: 1,500,000 shares authorized, 0 shares issued
    and outstanding as of December 31, 2004                                                                           -
  Common shares, no par value: 10,000,000 shares authorized; 6,161,859 shares
     issued and outstanding as of December 31, 2004                                                              11,036
   Additional paid-in capital                                                                                     2,227
   Deferred stock compensation                                                                                      (13)
   Accumulated deficit                                                                                          (10,620)
   Accumulated other comprehensive income                                                                            75
                                                                                                         ------------------

 Total shareholders' equity                                                                                       2,705
 -----
                                                                                                         ------------------

 Total liabilities and shareholders' equity                                                                     $ 5,163
 -----
                                                                                                         ==================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------------------------------------------------
U.S. dollars in thousands (except share and per share data)


                                                                                                Year ended December 31,
                                                                                            --------------------------------
                                                                                                 2004              2003
                                                                                            ---------------   --------------

 Revenues (Note 11)                                                                           $     8,713       $     7,369
 Cost of revenues (Note 10)                                                                         6,642             5,328
 Write-off of excess inventory                                                                        218                46
                                                                                            ---------------   --------------

 Gross profit                                                                                       1,853             1,995
                                                                                            ---------------   --------------

          Operating expenses:
   Engineering and product development                                                                624               558
   Selling and marketing                                                                            1,320             1,100
   General and administrative                                                                       1,154             1,402
                                                                                            ---------------   --------------

 Total operating expenses                                                                           3,098             3,060
 -----
                                                                                            ---------------   --------------

 Operating loss                                                                                    (1,245)           (1,065)

 Financial income, net                                                                                 45                25
                                                                                            ---------------   --------------

 Loss before tax benefit                                                                           (1,200)           (1,040)
 Tax benefit (Note 9)                                                                                  25                77
                                                                                             ---------------   --------------

 Net loss                                                                                     $    (1,175)      $      (963)
                                                                                            ===============   ==============

 Basic and diluted net loss per share                                                         $     (0.20)     $      (0.19)
                                                                                            ===============   ==============

 Weighted average number of shares used in computing basic and diluted
   net loss per share                                                                           5,915,403         5,185,680
                                                                                            ===============   ==============



The accompanying notes are an integral part of the consolidated financial statements.

                            DIGITAL POWER CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------
U.S. dollars in thousands (except share data)




                                                                                               Other
                                      Common shares    Add'l      Deferred                  accumulated      Total        Total
                                    -----------------  paid-in     stock      Accumulated  comprehensive comprehensive shareholders'
                                     Number   Amount   capital  compensation    deficit    income (loss)     loss        equity
                                    --------- -------  -------- ------------  -----------  ------------- ------------- -------------

 Balance as of January 1, 2003      4,510,680 $11,036  $    837 $       -     $   (8,482)  $     (152)                 $    3,239

   Issuance of Common shares, net     900,000       -       600         -              -            -                         600
   Comprehensive loss:
     Net loss                               -       -         -         -           (963)           -    $     (963)         (963)
     Foreign currency translation           -       -         -         -              -          146           146           146
      adjustments                                                                                        -------------
   Total comprehensive loss                 -       -         -         -              -            -    $     (817)            -
                                    --------- -------  -------- ------------  -----------  ------------- ============= -------------

 Balance as of December 31, 2003    5,410,680  11,036     1,437         -         (9,445)          (6)                      3,022

   Issuance of Common shares, net     716,179       -       743         -              -            -                         743
   Deferred stock compensation
     related to options granted
     to an employee                         -       -        25       (25)             -            -                           -
   Amortization of deferred stock
     compensation related to options
     granted to an employee                 -       -         -        12              -            -                          12
   Exercise of options granted to
     employees                         35,000       -        22         -              -            -                          22
   Comprehensive loss:
     Net loss                               -       -         -         -         (1,175)           -    $   (1,175)       (1,175)
     Foreign currency translation
      adjustments                           -       -         -         -              -           81            81            81
                                                                                                         -------------
   Total comprehensive loss                                                                              $   (1,094)
                                    --------- -------  -------- ------------  ------------  ------------ ============= -------------

 Balance as of December 31, 2004    6,161,859 $11,036  $  2,227 $     (13)    $  (10,620)   $      75                  $    2,705
                                    ========= =======  ======== ============  ============  ============               =============


The accompanying notes are an integral part of the consolidated financial statements.

                            DIGITAL POWER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------------------
U.S. dollars in thousands

                                                                                                Year ended December 31,
                                                                                            -------------------------------
                                                                                                 2004             2003
                                                                                            ---------------  --------------
 Cash flows from operating activities:
   Net loss                                                                                  $     (1,175)    $       (963)
   Adjustments required to reconcile net loss to net cash used in operating activities:
     Depreciation                                                                                     104              131
     Amortization of deferred stock compensation related to options
       granted to an employee                                                                          12                -
     Decrease in deferred income taxes, net                                                             -              649
     Decrease (increase) in trade receivables                                                         (16)             437
     Decrease (increase) in prepaid expenses and other receivables                                    (29)               2
     Decrease (increase) in inventories                                                               259             (179)
     Increase (decrease) in accounts payables                                                         642             (316)
     Increase (decrease) in other current liabilities                                                (347)              44
     Other                                                                                              9               (2)
                                                                                            ---------------  --------------

 Net cash used in operating activities                                                               (541)            (197)
                                                                                            ---------------  --------------

 Cash flows from investing activities:
   Restricted cash                                                                                     65              304
   Purchase of property and equipment                                                                 (27)             (67)
   Repayment of long-term loan                                                                          -               25
                                                                                            ---------------  --------------

 Net cash provided by investing activities                                                             38              262
                                                                                            ---------------  --------------

 Cash flows from financing activities:
   Payments made on short-term bank credit                                                              -             (250)
   Principal payments of capital lease obligations                                                      -              (19)
   Proceeds from issuance of Common shares, net                                                       743              600
   Exercise of options granted to employees                                                            22                -
                                                                                            ---------------  --------------

 Net cash provided by financing activities                                                            765              331
                                                                                            ---------------  --------------

 Effect of exchange rate changes on cash and cash equivalents                                          11               38
                                                                                            ---------------  --------------

 Increase in cash and cash equivalents                                                                273              434
 Cash and cash equivalents at the beginning of the year                                             1,050              616
                                                                                            ---------------  --------------

 Cash and cash equivalents at the end of the year                                            $      1,323     $      1,050
                                                                                            ===============  ==============

 Supplemental disclosure of cash flows activities:
   Interest paid                                                                             $          -     $          9
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

              b. The Company depends on Telkoor Telecom Ltd. ("Telkoor"), a major shareholder in the Company, and another major subcontractor for producing its products. If these manufacturers were to be unable or unwilling to continue manufacturing the Company's products in required volumes on a timely basis, any resulting manufacturing delays could result in the loss of sales, which could adversely affect operating results and cash position. The Company also depends on Telkoor's intellectual property and ability to transfer production to third party manufacturers. Failure to obtain new products or delay in transferring to third party low cost subcontract manufacturers will have an adverse effect on the ability of the Company to successfully provide products.


NOTE 2:-      SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP").

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

              b.    Financial statements in U.S. dollars:

                    The financial statements of the foreign subsidiary, whose functional currency has been determined to be its local currency, have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standard No. 52 "Foreign Currency Translation" ("SFAS No. 52"). All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate for the period. The resulting translation adjustments are reported as a component of accumulated other comprehensive income (loss) in shareholders' equity.

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

NOTE 2:-      SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

                    Work-in-progress and finished products - on the basis of direct manufacturing costs with the addition of indirect manufacturing costs.

                    The Company periodically assesses its inventories valuation in accordance with dead and slow moving items, revenue forecasts and technological obsolescence. When inventories on hand exceed the foreseeable demand or become obsolete, the value of excess inventory, which at the time of the review was not expected to be sold, is written off.

                    During  2004 and  2003,  the  Company  recorded  inventories
                    write-offs   in  a  total   amount   of  $  218  and  $  46,
                    respectively.

              g.    Property and equipment:

                    Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives, at the following annual rates:
                                                                %
                                                      --------------------------

                      Computers, software and
                        related equipment                      20 - 33
                      Office furniture and equipment           10 - 20
                      Motor vehicles                           20 - 33
                      Leasehold improvements          Over the term of the lease

                    The long-lived assets of the Company and its subsidiary are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets.

                    During 2003 and 2004, no impairment losses have been identified.

                           DIGITAL POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands

NOTE 2:-      SIGNIFICANT ACCOUNTING POLICIES (Cont.)

              h.    Revenue recognition:

                    The Company and its subsidiary generate their revenues from the sale of their products. The Company and its subsidiary sell their products through direct and indirect sales force. The sales through an indirect sales force is also considered as sales to end users.

                    Revenues from products are recognized in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB No. 104"), when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the seller's price to the buyer is fixed or determinable, no further obligation exists and collectibility is reasonably assured.

                    Generally, the Company does not grant a right of return. Revenues subject to certain stock rotation are deferred until the products are sold to the end customer or until the rotation rights expire. Certain distributors are allowed, in the sixth month after the initial stock purchase, to rotate stock that has not been sold for other products. This may be repeated each sixth month thereafter for 18 months, at no more than 25% of the distributor's purchase during the previous six months.

                    Service   revenues  are  deferred   and   recognized   on  a
                    straight-line basis over the term of the service agreement.

              i.    Engineering and product development:

                    Engineering and product development costs are charged to the statement of operations as incurred.

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

NOTE 2:-      SIGNIFICANT ACCOUNTING POLICIES (Cont.)

              k.    Warranty costs:

                    The Company offers a 12 month warranty period for all of its products. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company's warranty liability include the number of units, historical rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

                    Changes in the Company's warranty allowance during the period are as follows:

                                                                   Year ended
                                                                  December 31,
                                                                      2004
                                                                 ---------------

                      Balance at the beginning of the year       $         111
                      Warranties issued during the year                    131
                      Settlements made during the year                     (85)
                      Changes in liability for pre-existing
                        warranties during the year,
                        including expirations                              (41)
                                                                 ---------------

                      Balance at the end of the year             $         116
                                                                 ===============

              l.    Accounting for stock-based compensation:

                    The Company has elected to follow Accounting Principles Board Statement No. 25, "Accounting for Stock Options Issued to Employees" ("APB No. 25") and FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44") in accounting for its employee stock option plans. Under APB No. 25, when the exercise price of an employee stock option is equivalent to or above the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                    The Company adopted the disclosure provisions of Financial Accounting Standards Board Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), which amended certain provisions of SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, effective as of the beginning of the prior fiscal year. The Company continues to apply the provisions of APB No. 25, in accounting for stock-based compensation.

                    Pro forma information regarding the Company's net loss and net loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123.

                           DIGITAL POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands

NOTE 2:-      SIGNIFICANT ACCOUNTING POLICIES (Cont.)

                    The fair value for options granted in 2004 and 2003 is amortized over their vesting period and estimated at the date of grant using a Black-Scholes options pricing model with the following weighted average assumptions:

                                                                                             2004                 2003
                                                                                      -------------------    --------------

                      Dividend yield                                                          0%                   0%
                      Expected volatility                                                 107% - 111%             72%
                      Risk-free interest                                                   3% - 3.5%               1%
                      Expected life of up to                                               5-7 years            4 years

                     Pro forma information under SFAS No. 123 is as follows:
                                                                                                Year ended December 31,
                                                                                            -------------- - ---------------
                                                                                                 2004             2003
                                                                                            --------------   ---------------

                      Net loss available to Ordinary shares - as reported                    $    (1,175)     $      (963)
                      Deduct - stock-based employee compensation - intrinsic value                    12                -
                      Add - stock-based employee compensation - fair value                          (184)              89
                                                                                            --------------   ---------------
                      Pro forma:
                        Net loss                                                             $    (1,347)     $    (1,052)
                                                                                            ==============   ===============
                        Net loss per share:
                          Basic and diluted net loss, as reported                            $     (0.20)     $     (0.19)
                                                                                            ==============   ===============

                          Pro forma basic and diluted net loss                               $     (0.23)     $     (0.20)
                                                                                            ==============   ===============

              m.    Fair value of financial instruments:

                    The  following  methods  and  assumptions  were  used by the
                    Company  in  estimating  its  fair  value   disclosures  for
                    financial instruments:

                    The carrying amounts of cash and cash equivalents, restricted cash, trade receivables, accounts payable and other current liabilities approximate their fair value due to the short-term maturity of such instruments.

              n.    Basic and diluted net loss per share:

                    Basic net loss per share is computed based on the weighted average number of Common shares outstanding during each year. Diluted net earnings per share is computed based on the weighted average number of Common shares outstanding during each year, plus dilutive potential Common shares considered outstanding during the year, in accordance with Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS No. 128").

                    The total number of shares related to the outstanding options and warrants excluded from the calculations of diluted net loss per share because these securities are anti-dilutive was 1,550,425, and 1,232,460 for the years ended December 31, 2004 and 2003, respectively.

                           DIGITAL POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands

NOTE 2:-      SIGNIFICANT ACCOUNTING POLICIES (Cont.)

              o.    Concentrations of credit risks:

                    Financial instruments that potentially subject the Company and its subsidiary to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash and trade receivables.

                    Cash and cash equivalents and restricted cash are invested in banks in the U.S. and in the U.K. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company's and its subsidiary's investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

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

              p.    Impact of recently issued accounting standards:

                    In November 2004, the FASB issued Statement of Financial Accounting Standard No. 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4." ("SAFS No. 151"). SFAS No. 151 amends Accounting Research Bulletin ("ARB") No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SAFS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect that the adoption of SFAS No. 151 will have a material effect on its financial position or results of operations.

                    In December 2004, the Financial  Accounting  Standards Board
                    (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004) ("SFAS No. 123(R)"), "Share-Based Payment", which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB No. 25, and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

                           DIGITAL POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands

NOTE 2:-      SIGNIFICANT ACCOUNTING POLICIES (Cont.)

                    SFAS No. 123(R) must be adopted no later than the beginning of the first annual period beginning after December 15, 2005. The Company expects to adopt SFAS No. 123(R) on January 1, 2006.

                    SFAS No. 123 (R) permits public companies to adopt its requirements using one of two methods:

                    1. A "modified prospective" method in which compensation is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

                    2. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

                    The Company plans to adopt SFAS No. 123(R) using the modified-prospective method.

                    As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123 (R)'s fair value method will have a significant impact on the result of operations, although it will have no impact on the overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that Standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and loss per share above in note 2 to our consolidated financial statements.

NOTE 3:-      INVENTORIES

                                                              December 31,
                                                                  2004
                                                            ----------------

              Raw materials, parts and supplies              $        360
              Work in progress                                        388
              Finished products                                       734
                                                            ----------------

                                                             $      1,482
                                                            ================

                           DIGITAL POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands

NOTE 4:-      PROPERTY AND EQUIPMENT
                                                                 December 31,
                                                                    2004
                                                               -----------------

               Cost:
                 Computers, software and related equipment      $        675
                 Office furniture and equipment                          509
                 Motor vehicles                                           74
                 Leasehold improvements                                  417
                                                               -----------------

                                                                       1,675
                                                               -----------------
               Accumulated depreciation
                 Computers, software and related equipment               620
                 Office furniture and equipment                          488
                 Motor vehicles                                           74
                 Leasehold improvements                                  243
                                                               -----------------

                                                                       1,425
                                                               -----------------

               Depreciated cost                                 $        250
                                                               =================


NOTE 5:-      SHORT-TERM BANK CREDIT

                    Since May 2003, the Company has a line of credit from Silicon Valley Bank ("SVB"). The Company can borrow up to $ 1,200 at SVB's prime rate plus 1.75% (totaling 5.25% at December 31, 2004). In order to use the line of credit, the Company is required to maintain certain ratios and be in compliance with other covenants. Interest only is payable on a monthly basis. The maturity date of the line of credit is August 30, 2005. As of December 31, 2004, the Company had not yet utilized its line of credit.

                    If the Company exercises its line of credit, the Company must in return grant the bank a continuing security interest in all presently existing and later acquired collateral to secure all obligations and performance of its duties towards the bank.


NOTE 6:-      OTHER CURRENT LIABILITIES
                                                                  December 31,
                                                                     2004
                                                                ----------------

               Accrued payroll and payroll taxes                 $         91
               Warranty costs                                             116
               Advances from customers                                     33
               Deferred revenues                                          242
               Government authorities                                      39
               Accrued expenses                                           166
               Other                                                       14
                                                                ----------------

                                                                 $        701

                            DIGITAL POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands (except share and per share data)

NOTE 7:-      COMMITMENTS AND CONTINGENT LIABILITIES

              a.    Lease commitments:

                    The Company and its subsidiary rent their facilities under various operating lease agreements, which expire on various dates, the latest of which is in 2009. Future rental commitments under non-cancelable leases are as follows:

                           Year ended
                          December 31,
                     -----------------------

                      2005           $           304
                      2006                       298
                      2007                       303
                      2008                       189
                      2009                       189
                                        ------------------

                                             $ 1,283
                                        ==================

                    Total rent expenses for the years ended December 31, 2004 and 2003, were approximately $298 and $244, respectively.

              b.    Litigation:

                    On April 2, 2003, a claim was filed against the Company by Tek-Tron Enterprises Inc. ("Tek-Tron"). Tek-Tron was seeking damages of approximately $ 300 for breach of contract and conversion of parts and infrastructure owned by Tek-Tron located in the Company's former subsidiary, Poder Digital S.A.'s Mexico manufacturing plant. In April 2004, the Company signed a settlement agreement with Tek-Tron, according to which the Company agreed to pay $90 in installments and return certain disputed inventory for a full release. As of December 31, 2004, the Company paid the $90 in full. The settlement agreement allows Tek-Tron to seek arbitration limited to the sum of $50, in case the parties do not agree on a resolution regarding the returned inventory. Tek-Tron has notified the Company that it believes that the disputed inventory contains missing labeling and inspection reports. The Company continues to work toward reaching a resolution over the returned property for which the Company has a maximum liability of $50 under the settlement agreement. The Company's management and its litigation counsel are unable to assess the outcome of such arbitration proceeding.

                           DIGITAL POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands

NOTE 8:-      SHAREHOLDERS' EQUITY

              a.    Preferred shares:

                    There is one authorized series of Preferred shares in the amount of 500,000 shares of Series A cumulative redeemable convertible Preferred shares ("Series A"), and an additional 1,500,000 Preferred shares have been authorized, but the rights, preferences, privileges and restrictions on these shares have not been determined. DPC's Board of Directors is authorized to create a new series of Preferred shares and fix the number of shares as well as the rights, preferences, privileges and restrictions granted to or imposed upon any series of Preferred shares. As of December 31, 2004, there were no shares issued or outstanding.

              b.    Common shares:

                    Common shares confer upon the holders the rights to receive notice to participate and vote in the general meeting of shareholders of the Company, to receive dividends, if and when declared, and to participate in a distribution of surplus of assets upon liquidation of the Company.

                    On March 31, 2003, the Company entered into an agreement to sell 900,000 Common shares to Telkoor, in consideration for $600, net of issuance expenses.

                    During 2004, the Company issued 511,261 Common shares to Telkoor in consideration of $493, net of issuance expenses at the average closing price of the Company's Common shares during the twenty trading days preceding the closing date.

                    In June 2004, the Company issued 204,918 Common shares to a new investor, in consideration of $250, at the price of the average closing price of the Company's Common shares during the twenty trading days preceding the closing date..

              c.    Share Option Plans:

                    1. Under the Company's stock option plans ("the plan"), options may be granted to employees, officers, consultants, service providers and directors of the Company or its subsidiary.

                    2. As of December 31, 2004, the Company has authorized, by several Incentive Share Option Plans, the grant of options to officers, management, other key employees and other of up to 2,272,500 of the Company's Common shares. As of December 31, 2004, an aggregate of 522,480 of the Company's options are still available for future grant.

                    3. The options granted generally become fully exercisable after four years and expire no later than 10 years from the approval date of the option plan under terms of grant. Any options that are forfeited or cancelled before expiration become available for future grants.

                           DIGITAL POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands

NOTE 8:-      SHAREHOLDERS' EQUITY (Cont.)

                    A summary of the Company's employees share option activity, (except options to consultants and service providers) and related information is as follows:


                                                                                 Year ended December 31,
                                                            -----------------------------------------------------------------
                                                                         2004                              2003
                                                            -------------------------------  --------------------------------
                                                                               Weighted                          Weighted
                                                                Amount         average           Amount          average
                                                                  of           exercise            of            exercise
                                                                options          price           options          price
                                                            --------------- ---------------  --------------- ----------------

                             Outstanding at the
                               beginning of the year               972,460    $   1.19            1,190,255    $    1.38
                             Granted                               379,000    $   1.03               65,000    $    0.78
                             Exercised                             (35,000)   $   0.59                    -    $       -
                             Forfeited                             (26,035)   $   0.62             (282,795)   $    1.88
                                                            ---------------                  ---------------
                             Outstanding at the end of
                               the year                          1,290,425    $   1.28              972,460    $    1.19
                                                            =============== ===============  =============== ================
                             Exercisable options at the
                               end of the year                     925,175    $   1.39              860,460    $    1.38
                                                            =============== ===============  =============== ================

                    In connection with the grant of certain share options to an employee in 2004, the Company recorded amortization of deferred share compensation of $25, for the aggregate differences between the respective exercise price of options at their date of grant and the fair value of the Common shares subject to such options. Unamortized deferred stock compensation is presented as a reduction in shareholders' equity and is amortized ratably over the vesting period of the related options.

                    The options outstanding as of December 31, 2004, have been classified by exercise price, as follows:

                                            Options           Weighted                         Options          Weighted
                                          outstanding         average         Weighted       exercisable        average
                                             of as           remaining        average           as of        exercise price
                         Exercise         December 31,      contractual       exercise      December 31,       of options
                           price              2004              life           price            2004          exercisable
                     -----------------  ----------------   --------------  -------------   ---------------   --------------
                                                               Years
                                                           --------------


                      $0.48-0.60                40,000          8.11         $   0.57             25,000      $       0.55
                      $0.70-1.05               804,000          8.07         $   0.86            453,750      $       0.73
                      $1.30-1.813              143,535          5.44         $   1.63            143,535      $       1.63
                      $2.31-2.375              302,890          3.17         $   2.32            302,890      $       2.32
                                        ----------------                                  -----------------

                                             1,290,425          6.63         $   1.28            925,175      $        1.39
                                        ================                   ============== =================  ================

                           DIGITAL POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands

NOTE 8:-      SHAREHOLDERS' EQUITY (Cont.)

              d.    Warrants  and  options  issued  to  service   providers  and
                    consultants:

                    1. The Company's outstanding options to consultants and service providers as of December 31, 2004, are as follows:

                                                    Options for          Exercise
                                                      Common            price per          Options            Exercisable
                             Issuance date            shares              share           exercisable          through
                           --------------------   ----------------   ----------------   ----------------   ----------------

                            January 2002               100,000        $       3               100,000            *)   -
                            May 2002                    40,000        $       1                40,000            *)   -
                            August 2002                 10,000        $       1                10,000            *)   -
                            November 2002               10,000        $       1                10,000            *)   -
                            January 2004               100,000        $       1.16            100,000            *)   -
                                                  ----------------                      ----------------

                                                       260,000                               260,000
                                                  ================                      ================

                            *) 10 years from the date of grant.

                            During 2004, none of the options were exercised.

                     2. On January 16, 2004, the Board of Directors cancelled the options to purchase 100,000 Common shares at $3 per share that were granted on January 1, 2002, and 100,000 Common shares at $3 per share that were granted on January 1, 2004, which the Company was obligated to grant under the Termination and Consulting Agreement with a former CEO. In lieu thereof, the former CEO was granted options to purchase 100,000 shares at $1.16 per share.

                            The Company evaluated the modification according to SFAS No. 123. Since the fair value of the modified options were lower than the fair value of the original options at the date of modification, no compensation expenses were recorded.

              e.    Employee Stock Ownership Plan:

                    The Company has an Employee Stock Ownership Plan ("ESOP") covering eligible employees. The ESOP provides for the Employee Stock Ownership Trust ("ESOT") to distribute shares of the Company's Common shares as retirement benefits to the participants. The Company did not distribute shares ever since 1998. As of December 31, 2004, the outstanding Common shares held by the ESOT are 167,504.

              f.    Dividends:

                    In the event that cash dividends are declared in the future, such dividends will be paid in U.S. dollars. The Company does not intend to pay cash dividends in the foreseeable future.

                           DIGITAL POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands

NOTE 9:-      TAXES ON INCOME

              a. Taxes on income are comprised of $ 25 and $ 77 of foreign current taxes for the years ended December 31, 2004 and 2003, respectively.

              b.    Deferred income taxes:

                    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                                                       December 31,
                                                                                              -------------------------------
                                                                                                   2004             2003
                                                                                              --------------   --------------

                      Operating loss carryforward                                               $    2,171       $    1,575
                      Reserves and allowances                                                          739              190
                                                                                              --------------   --------------

                      Net deferred tax asset before valuation allowance                              2,910            1,765
                      Valuation allowance                                                           (2,910)          (1,765)
                                                                                              --------------   --------------

                      Net deferred tax asset                                                    $        -       $        -
                                                                                              ==============   ==============

                    As of December 31, 2004, the Company and its subsidiary provided a valuation allowance of $2,910 on respect of deferred tax assets resulting from short-term temporary differences and depreciation charged in advance of a capital allowance taken and from carryforward losses. During the fiscal year 2004, the Company increased the tax valuation by $ 1,145.

                    Management currently believes that since the Company and its subsidiary have a history of losses, it is more likely than not that the deferred tax assets regarding the remainder of the loss carryforwards and other temporary differences will not be realized in the foreseeable future.

              c.    Net operating losses carryforwards:

                    As of December 31, 2004, the Company had approximately $4,780 in federal net operating loss carryforwards for income tax purposes, which can be carried forward and offset against taxable income for 20 years and expire in 2022 - 2024.

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

NOTE 9:-      TAXES ON INCOME (Cont.)

              e.    Net loss before tax benefit consists of the following:

                                                                                              Year ended December 31,
                                                                                          --------------------------------
                                                                                               2004              2003
                                                                                          --------------    --------------

                      Domestic (U.S.)                                                       $     (436)       $     (603)
                      Foreign (U.K.)                                                              (764)             (437)
                                                                                          --------------    --------------

                                                                                            $   (1,200)       $   (1,040)
                                                                                          ==============    ==============


NOTE 10:-     RELATED PARTY TRANSACTIONS

                    The results of operations from transactions with Telkoor, a major shareholder, were as follows:

                                                                                             Year ended December 31,
                                                                                       -----------------------------------
                                                                                             2004               2003
                                                                                       ----------------    ---------------

             Purchases of products from Telkoor                                         $    1,942          $      972
                                                                                       ================    ===============

                    Transactions with Telkoor derive mainly from purchase of power supplies from Telkoor.

                           DIGITAL POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands

NOTE 11:-     SEGMENTS CUSTOMERS AND GEOGRAPHICAL INFORMATION

              a. The Company has two reportable geographic segments, see Note 1a for a brief description of the Company's business. The data is presented in accordance with Statement of Financial Accounting Standard No.131, "Disclosure About Segments of an Enterprise and Related Information ("SFAS No. 131").

                    The following data presents the revenues expenditures and other operating data of the Company's geographic operating segments:

                                                                          Year ended December 31, 2004
                                                    ------------------------------------------------------------------------
                                                          DPC                 DPL           Eliminations          Total
                                                    ----------------    ---------------    ---------------   ---------------

             Revenues                                $       3,854       $       4,859      $           -     $      8,713

             Intersegment revenues                             749                   -               (749)               -
                                                    ----------------    ---------------    ---------------   ---------------

             Total revenues                          $       4,603       $       4,859      $        (749)    $      8,713
                                                    ================    ===============    ===============   ===============

             Depreciation expense                    $          30       $          74      $           -     $        104
                                                    ================    ===============    ===============   ===============

             Operating loss                          $         655       $         590      $           -     $      1,245
                                                    ================    ===============    ===============   ===============

             Financial income, net                                                                            $         45
                                                                                                             ===============

             Loss before tax benefit                                                                          $      1,200
                                                                                                             ===============
                                                                                                             ===============

             Tax benefit                             $           -       $          25      $           -     $         25
                                                    ================    ===============    ===============   ===============

             Net loss                                $         643       $         532      $           -     $      1,175
                                                    ================    ===============    ===============   ===============

             Expenditures for segment assets as
                of December 31, 2004                 $          16       $          11      $           -     $         27
                                                    ================    ===============    ===============   ===============

             Identifiable assets as of
                December 31, 2004                    $       1,835       $       3,328      $           -     $      5,163
                                                    ================    ===============    ===============   ===============




                           DIGITAL POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands

NOTE 11:-     SEGMENTS CUSTOMERS AND GEOGRAPHICAL INFORMATION (Cont.)

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
                                                    ================    ===============    ===============   ===============

              b. Major customers' data as percentage of total sales:


                                                                                                Year ended December 31,
                                                                                           ---------------------------------
                                                                                                2004              2003
                                                                                           ---------------   ---------------

                      Customer A                                                                   16.89%           17.90%
                                                                                           ===============   ===============

                      Customer B                                                                   10.59%             -
                                                                                           ===============   ===============

              c. Total revenues from external customers divided on the basis of the Company's product lines are as follows:

                                                                                                Year ended December 31,
                                                                                           ---------------------------------
                                                                                                2004              2003
                                                                                           ---------------   ---------------
                      Revenues:
                        Commercial products                                                 $       6,670     $       5,914
                        Defense products                                                            2,043             1,455
                                                                                           ---------------   ---------------

                                                                                            $       8,713     $       7,369
                                                                                           ===============   ===============

                           DIGITAL POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands

NOTE 12:-     SUBSEQUENT EVENTS

                    In January 2005, the Company entered into a convertible note agreement with Telkoor, according to which Telkoor loaned a $250 interest free convertible note to be paid on the tenth business day after the Company announced its financial results for 2005. The note may be converted into Common stock at a rate of $1.06 per share. Automatic conversion shall occur if the Company meets its set budget for 2005.




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

ITEM 8B.  OTHER INFORMATION.

        None.

                                    PART III

ITEM 9.   DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The information called for in Item 9 of Part III is incorporated by reference from the definitive proxy statement of the Company to be filed with the Securities and Exchange Commission within 180 days from fiscal year end.

ITEM 10.  EXECUTIVE COMPENSATION.

     The information called for in Item 10 of Part III is incorporated by reference from the definitive proxy statement of the Company to be filed with the Securities and Exchange Commission within 180 days from fiscal year end.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information called for in Item 11 of Part III is incorporated by reference from the definitive proxy statement of the Company to be filed with the Securities and Exchange Commission within 180 days from fiscal year end.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for in Item 12 of Part III is incorporated by reference from the definitive proxy statement of the Company to be filed with the Securities and Exchange Commission within 180 days from fiscal year end.

ITEM 13.  EXHIBITS
(a)      Exhibits

3.1      Amended  and  Restated  Articles  of  Incorporation  of  Digital  Power
         Corporation(1)
3.2      Amendment to Articles of Incorporation(1)
3.3      Bylaws of Digital Power Corporation(1)
4.1      Specimen Common Stock Certificate(2)
4.2      Specimen Warrant(1)
4.3      Representative's Warrant(1)
10.1     Revolving Credit Facility with San Jose National Bank(1)
10.2     KDK Contract(1)
10.3     Agreement with Fortron/Source Corp.(1)
10.4     Employment Agreement With Robert O. Smith(2)
10.5     1996 Stock Option Plan(1)
10.6     Gresham Power Asset Purchase Agreement(3)
10.7     1998 Stock Option Plan
10.8     Technology Transfer Agreement with KDK Electronics(4)
10.9     Loan Commitment and Letter Agreement(5)
10.10    Promissory Note(5)
10.11    Employment Agreement with Robert O. Smith (6)
10.12 Securities Purchase Agreement between the Company and Telkoor Telecom, Ltd. (now Telkoor Power Ltd.) (7)
10.11 Securities Purchase Agreement between the Company and Telkoor Telecom, Ltd. (now Telkoor Power Ltd.) (8)
10.12    Employment Letter with David Amitai (9)
10.13    Employment Agreement with Jonathan Wax (9)
10.14    Convertible Note with Telkoor Power Ltd. (10)
21.1 The Company's sole subsidiary is Digital Power Limited, a corporation formed under the laws of the United Kingdom.
23.1     Consent of Ernst & Young
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(1) Previously filed with the Commission on October 16, 1996, to the Company's Registration Statement on Form SB-2.
(2) Previously filed with the Commission on December 3, 1996, to the Company's Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2.
(3) Previously filed with the Commission on February 2, 1998, to the Company's Form 8-K.
(4) Previously filed with the Commission with its Form 10-QSB for the quarter ended September 30, 1998.
(5) Previously filed with the Commission with its Form 10-KSB for the year ended December 31, 1998.
(6) Previously filed with the Commission with its Form 10-KSB for the year ended December 31, 1999.
(7) Previously filed with the Commission with its Form 8-K filed on November 21, 2001.
(8) Previously filed with the Commission with its Form 8-K filed on January 14, 2004.
(9) Previously filed with the Commission with its Form 10-KSB for the year ended December 31, 2003.
(10) Previously filed with the Commission with its Form 8-K filed on February 9, 2005.

Item 14.  Principal Accounting Fees and Services.

     The information called for in Item 14 of Part III is incorporated by reference from the definitive proxy statement of the Company to be filed with the Securities and Exchange Commission within 180 days from fiscal year end.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           DIGITAL POWER CORPORATION,
                                           a California Corporation



Dated: March 28, 2005                      /s/ Jonathan Wax
                                           -------------------------------------
                                           Jonathan Wax,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated: March 29, 2005                      /s/ Ben Zion Diamant
                                           -------------------------------------
                                           Ben Zion Diamant, Chairman



Dated: March 28, 2005                      /s/ Jonathan Wax
                                           -------------------------------------
                                           Jonathan Wax, President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)



Dated: March 27, 2005                      /s/ David Amitai
                                           -------------------------------------
                                           David Amitai, Director



Dated: March 28, 2005                      /s/ Amos Kohn
                                           -------------------------------------
                                           Amos Kohn, Director



Dated: March 28, 2005                      /s/ Yeheskel Manea
                                           -------------------------------------
                                           Yeheskel Manea, Director



Dated: March 27, 2005                      /s/ Youval Menipaz
                                           -------------------------------------
                                           Youval Menipaz, Director


Dated: March 28, 2005                      /s/ Leo Yen
                                           -------------------------------------
                                           Leo Yen, Chief Financial Officer
                                           (Principal Accounting and Financial
                                           Officer)