Form 10QSB
period 2005-03-31
DIGITAL POWER CORP
filed 2005-05-16
CIK 896493

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB



         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2005

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

Number of shares of common stock outstanding as of May 6, 2005: 6,161,859

                            DIGITAL POWER CORPORATION


                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                              AS OF MARCH 31, 2005


                                 IN U.S. DOLLARS


                                    UNAUDITED




                                      INDEX


                                                                       Page
                                                                   -------------

Review Report of Unaudited Interim Consolidated Financial Statements     3

Consolidated Balance Sheet                                             4 - 5

Consolidated Statements of Operations                                    6

Statements of Changes in Shareholders' Equity                            7

Consolidated Statements of Cash Flows                                    8

Notes to Consolidated Financial Statements                             9 - 13




                                - - - - - - - -

[ERNST & YOUNG LOGO OMITTED]







The Board of Directors
Digital Power Corporation
-------------------------


          Re: Review report of unaudited interim consolidated financial statements as of and for the three-month period ended March 31, 2005
               -----------------------------------------------------------------


     We have reviewed the accompanying consolidated balance sheet of Digital Power Corporation ("the Company") and its subsidiary as of March 31, 2005, and the related consolidated statements of operations, and cash flows for the three-month periods ended March 31, 2005 and 2004 and changes in shareholders' equity for the three-month period ended March 31, 2005 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the Company's management.


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


     Based on our review, we are not aware of any material modifications that should be made to the consolidated interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.




                                                /s/ Kost Forer Gabbay & Kasierer
                                                --------------------------------
 Tel-Aviv, Israel                               KOST FORER GABBAY & KASIERER
 May 13, 2005                                   A Member of Ernst & Young Global

                            DIGITAL POWER CORPORATION
                            -------------------------

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
U.S. dollars in thousands


                                                                                                                March 31,
                                                                                                                   2005
                                                                                                             ----------------
                                                                                                                Unaudited
                                                                                                             ----------------
     ASSETS

 CURRENT ASSETS:
   Cash and cash equivalents                                                                                     $  1,011
   Restricted cash                                                                                                    188
   Trade receivables, net of allowance for doubtful accounts of $111 at March 31, 2005                              1,482
   Prepaid expenses and other current assets                                                                           84
   Inventories                                                                                                      1,832
                                                                                                             ----------------

 Total current assets                                                                                               4,597
 -----
                                                                                                             ----------------

 LEASE DEPOSITS                                                                                                        18
                                                                                                             ----------------

 PROPERTY AND EQUIPMENT, NET                                                                                          226
                                                                                                             ----------------

 Total assets                                                                                                 $     4,841
 -----
                                                                                                             ================




The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share data

                                                                                                                March 31,
                                                                                                                   2005
                                                                                                             ----------------
                                                                                                                Unaudited
                                                                                                             ----------------

     LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Accounts payable                                                                                             $     944
   Related party - trade payables account                                                                             582
   Other current liabilities                                                                                          570
   Convertible loan (note 4)                                                                                          250
                                                                                                             ----------------

 Total current liabilities                                                                                          2,346
 -----
                                                                                                             ----------------


 SHAREHOLDERS' EQUITY:
   Series A redeemable, convertible preferred shares no par value: 500,000 shares authorized, 0 shares
    issued and outstanding at March 31, 2005                                                                            -
   Preferred shares, no par value: 1,500,000 shares authorized, 0 shares issued and outstanding at
    March 31, 2005                                                                                                      -
   Common shares, no par value: 10,000,000 shares authorized; 6,161,859 shares issued and outstanding
    at March 31, 2005                                                                                              11,036
   Additional paid-in capital                                                                                       2,227
   Deferred stock compensation                                                                                        (11)
   Accumulated deficit                                                                                            (10,803)
   Accumulated other comprehensive income                                                                              46
                                                                                                             ----------------

 Total shareholders' equity                                                                                         2,495
 -----
                                                                                                             ----------------

 Total liabilities and shareholders' equity                                                                     $   4,841
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



CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
                                 U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA
                                 ----------------------------------------------------------



                                                                                               Three months ended
                                                                                                    March 31,
                                                                                   ------------------------------------------
                                                                                   ------------------    --------------------
                                                                                          2005                   2004
                                                                                   ------------------    --------------------
                                                                                                    Unaudited
                                                                                   ------------------------------------------


 Revenues                                                                            $          1,935       $       1,829
 Cost of revenues                                                                               1,326               1,393
                                                                                    ------------------     ------------------

 Gross profit                                                                                     609                 436
                                                                                    ------------------     ------------------

 Operating expenses:
   Engineering and product development                                                            125                 137
   Selling and marketing                                                                          355                 303
   General and administrative                                                                     301                 280
                                                                                    ------------------     ------------------

 Total operating expenses                                                                         781                 720
 -----
                                                                                    ------------------     ------------------

 Operating loss                                                                                  (172)               (284)

 Financial income (expenses), net                                                                 (11)                 32
                                                                                    ------------------     ------------------

 Net loss                                                                            $           (183)      $        (252)
                                                                                    ==================     ==================

 Basic and diluted loss per share                                                    $          (0.03)      $       (0.04)
                                                                                    ==================     ==================

 Weighted average number of shares used in computing basic and diluted loss
   per share                                                                                6,161,859           5,663,281
                                                                                    ==================     ==================




The accompanying notes are an integral part of the consolidated financial statements.



                            DIGITAL POWER CORPORATION
                            -------------------------
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------
                                        U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA
                                        --------------------------------------------



                                                                                             Accumulated
                                                         Additional  Deferred                   other          Total         Total
                                        Common shares     paid-in     stock      Accumulated comprehensive comprehensive     share-
                                   ---------------------                                                                    holders'
                                    Number      Amount    capital   compensation  deficit        income         loss         equity
                                   ---------   ---------  --------- ------------ ----------- ------------- ------------- -----------
Balance as of January 1, 2005      6,161,859   $ 11,036   $  2,227  $       (13) $  (10,620) $     75                      $  2,705

 Amortization of deferred stock
  compensation related to options
  granted to an employee                  -          -          -            2            -         -                             2
 Comprehensive loss:
  Net loss                                -          -          -            -         (183)              $   (183)            (183)
  Foreign currency translation
   adjustments                            -          -          -            -            -       (29)         (29)             (29)
                                 ---------- ---------- ---------- -------------- ----------- ------------  ----------------  -------
   Total comprehensive loss                                                                               $   (212)
                                                                                                          ================
Balance as of March 31, 2005      6,161,859   $ 11,036  $   2,227 $         (11) $  (10,803) $     46                       $ 2,495
(Unaudited)                      ========== ========== ========== ============== =========== ===========                    ========




The accompanying notes are an integral part of the consolidated financial statements.


                            DIGITAL POWER CORPORATION
                            -------------------------
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------------------
U.S. dollars in thousands


                                                                                               Three months ended
                                                                                                    March 31,
                                                                                     ---------------------------------------
                                                                                             2005                 2004
                                                                                     ------------------    -----------------
                                                                                                    Unaudited
                                                                                     ---------------------------------------
 Cash flows from operating activities:
 -------------------------------------
   Net loss                                                                           $       (183)         $       (252)
   Adjustments required to reconcile net loss to net cash used in operating activities:
     Depreciation                                                                               22                    25
     Compensation related to options granted to an employee                                      2                     6
     Decrease in trade receivables                                                             193                   121
     Decrease (increase) in prepaid expenses and other current assets                           84                  (105)
     Decrease (increase) in inventories                                                       (367)                   28
     Decrease in accounts payable and related parties                                         (216)                 (190)
     Increase (decrease) in other current liabilities                                         (128)                  233
                                                                                     ------------------    ------------------

 Net cash used in operating activities                                                        (593)                 (134)
                                                                                     ------------------    ------------------

 Cash flows from investing activities:
 -------------------------------------
   Purchase of property and equipment                                                           (4)                   (4)
                                                                                     ------------------    ------------------

 Net cash used in investing activities                                                          (4)                   (4)
                                                                                     ------------------    ------------------

 Cash flows from financing activities:
 -------------------------------------
   Restricted cash                                                                              (7)                    -
   Proceeds from a convertible loan                                                            250                     -
   Proceeds from issuance of Common shares, net                                                  -                   246
                                                                                     ------------------    ------------------

 Net cash provided by financing activities                                                     243                   246
                                                                                     ------------------    ------------------

 Effect of exchange rate changes on cash and cash equivalents                                   (8)                    6
                                                                                     ------------------    ------------------

 Increase (decrease) in cash and cash equivalents                                             (362)                  114
 Cash and cash equivalents at the beginning of the period                                    1,373                 1,050
                                                                                     ------------------    ------------------

 Cash and cash equivalents at the end of the period                                   $      1,011          $      1,164
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


NOTE 2:-      SIGNIFICANT ACCOUNTING POLICIES

              a. The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2004, are applied consistently in these financial statements. In addition the following accounting policy is applied:

                     The accompanying unaudited consolidated financial statements as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 are unaudiated and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of the financial condition and results of operations, contained in the Company Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2005.

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

U.S. dollars in thousands

                     Services" ("EITF 96-18"), with respect to options issued to non-employees SFAS No. 123 requires use of an option valuation model to measure the fair value of the options at the grant date.

                     Under Statement of Financial Accounting Standard No. 123 "Accounting for Stock Based compensation ("SFAS No. 123") SFAS No. 123, proforma information regarding net earnings
                     (loss) and net earnings (loss) per share is required and has been determined as if the Company had accounted for its employee options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes Option Valuation Model, with the following weighted-average assumptions for March 31, 2005 and 2004, expected volatility of 103% and 113%, respectively, risk-free interest rates of 4% and 4.7%, respectively, dividend yield of 0% for each period, and a weighted-average expected life of the option of 7 years and 4 years for March 31, 2005 and 2004, respectively. Stock compensation, for pro-forma purposes, is amortized over the vesting period.

                     The following table illustrates the effect on net loss and loss per share as if the fair value method had been applied to all outstanding and unvested awards in each period:

                                                                                                  Three months ended
                                                                                                      March 31,
                                                                                           --------------------------------
                                                                                                2005              2004
                                                                                           --------------    --------------
                                                                                                      Unaudited
                                                                                           --------------------------------

                      Net loss available to Common shares - as reported                     $      (183)      $      (252)
                      Deduct - stock-based employee compensation - intrinsic value                    2                 6
                      Add - stock-based employee compensation -fair value                           (32)              (81)
                                                                                           --------------    --------------

                        Pro forma net loss                                                  $      (213)      $      (327)
                                                                                           ==============    ==============
                      Loss per share:
                        Basic and diluted net loss, as reported                             $     (0.03)      $     (0.04)
                                                                                           ==============    ==============

                        Pro forma basic and diluted net loss                                $     (0.03)      $     (0.06)
                                                                                           ==============    ==============

U.S. dollars in thousands

NOTE 3:-      INVENTORIES

                                                                                                              March 31,
                                                                                                                2005
                                                                                                          ----------------

              Raw materials, parts and supplies                                                             $        783
              Work in progress                                                                                       491
              Finished products                                                                                      558
                                                                                                          ----------------

                                                                                                            $      1,832

                                                                                                          ================

NOTE 4:-      CONVERTIBLE LOAN

              In January 2005, the Company entered into a convertible loan agreement with Telkoor, according to which Telkoor loaned a $250 interest free convertible note to be paid on the tenth business day after the Company announced its financial results for 2005. The note may be converted into Common stock at a rate of $1.06 per share. Automatic conversion shall occur if the Company meets its set budget for 2005.

NOTE 5:-      PENDING LITIGATION

              On April 2, 2003, a claim was filed against the Company by Tek-Tron Enterprises Inc. ("Tek-Tron"). In April 2004, the Company signed a settlement agreement with Tek-Tron according to which the Company paid $ 90 and returned certain disputed inventory for a full release. The settlement agreement allowed Tek-Tron to seek arbitration limited to the sum of $ 50 in case the parties do not agree on a resolution regarding the returned inventory. Tek-Tron initiated arbitration against the Company for $ 50 plus attorney fees. The arbitration hearing was held on May 2, 2005, and Tek-Tron was awarded $ 5 in damages and no attorney fees.

NOTE 6:-      SEGMENTS, MAJOR CUSTOMERS AND GEOGRAPHICAL INFORMATION

              The Company has two reportable geographic segments, see Note 1 for a brief description of the Company's business. The data is presented in accordance with Statement of Financial Accounting Standard No.131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS No. 131").

U.S. dollars in thousands

 NOTE 6:-     SEGMENTS, MAJOR CUSTOMERS AND GEOGRAPHICAL INFORMATION

              The following data presents the revenues, expenditures and other operating data of the Company's geographic operating segments:

                                                                 Three months ended March 31, 2005 (Unaudited)
                                                    ------------------------------------------------------------------------
                                                    ---------------- -- --------------- -- --------------- - ---------------
                                                          DPC                 DPL           Eliminations          Total
                                                    ----------------    ---------------    ---------------   ---------------

              Revenues                               $         970       $         965      $           -     $       1,935
              Intersegment revenues                             74                   -                (74)                -
                                                    ----------------    ---------------    ---------------   ---------------
              Total revenues                         $       1,044       $         965      $         (74)    $       1,935
                                                    ================    ===============    ===============   ===============
              Depreciation expense                   $           5       $          17      $           -     $          22
                                                    ================    ===============    ===============   ===============
              Operating loss                         $         (24)      $        (148)     $           -     $        (172)
                                                    ================    ===============    ===============   ===============
              Financial expenses, net                                                                         $         (11)
                                                                                                             ===============
              Net loss                               $         (21)      $        (162)     $           -     $        (183)
                                                    ================    ===============    ===============   ===============

              Expenditures for segment assets as
                 of March 31, 2005                   $          (4)      $           -      $           -     $          (4)
                                                    ================    ===============    ===============   ===============
              Identifiable assets as of
                 March 31, 2005                      $       1,873       $       2,968      $           -     $       4,841
                                                    ================    ===============    ===============   ===============


U.S. dollars in thousands

NOTE 6:-      SEGMENTS, MAJOR CUSTOMERS AND GEOGRAPHICAL INFORMATION (Cont.)

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
                                                    ================    ===============    ===============   ===============

NOTE 7:-      SUBSEQUENT EVENTS

              On May 3, 2005, the Company received a written notice from the American Stock Exchange ("the AMEX"), advising that the Company was not in compliance with the Amex's listing requirements. In order to maintain its AMEX listing, the Company must submit a recovery plan, advising of the actions it takes to bring the Company into compliance with the continued listing standards within a maximum of 18 months. If the plan is accepted, the Company will be able to continue its listing during the plan period, subject to AMEX's periodic reviews. If the Company is not in compliance with the listing standards at the end of such 18 months period or fails the periodic reviews, the AMEX will initiate delisting proceedings. The Company is planning to submit a plan in accordance with the AMEX requirements.

                                - - - - - - - - -

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenues and earnings from operations of the Company. Factors that could cause actual results to differ materially include, in addition to other factors identified in this report, dependence on the electronic equipment industry, competition in the power supply industry, dependence on manufacturers in Mexico, China and other risks factors detailed in the Company's Form 10-KSB for the year ended December 31, 2004. Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

GENERAL

We are engaged in the business of designing, developing, manufacturing, marketing and selling switching power supplies to the industrial, telecommunication, data communication, medical and military industries. Revenues are generated from sales to distributors, OEMs in North America, Europe and the United Kingdom.

We have continued our efforts to increase sales to existing and new customers, and continue our strategy to manufacture our products in the Far East. Until revenues increase to a sufficient amount to offset our expenses, we anticipate that we will continue to experience net losses for the near future. We believe that our cash will be sufficient to fund those losses for the near future.

On January 2005, the Company entered into a convertible note agreement with Telkoor, according to which Telkoor loaned a $250,000 interest free convertible note to be paid on the tenth business day after the Company announced its financial results for 2005. The note may be converted into Common stock at a rate of $1.06 per share. Automatic conversion shall occur if the Company meets its set budget for 2005.

THREE MONTHS ENDED MARCH 31, 2005, COMPARED TO MARCH 31, 2004

REVENUES
Total revenues increased by 5.8% to $1,935,000 for the first quarter ended March 31, 2005, from $1,829,000 for the first quarter ended March 31, 2004. The increase in revenue is mainly due to our newer products developed through Telkoor being received well in the market place.

Revenues from the domestic operation of DPC increased by 23.7% to $970,000 for the first quarter ended March 31, 2005, from $784,000 for the first quarter ended March 31, 2004. Revenues from the Company's European operations of DPL decreased 7.7% to $965,000 for the first quarter ended March 31, 2005, from $1,045,000 for the first quarter ended March 31, 2004.

GROSS MARGINS
Gross margins were 31.5% for the three months ended March 31, 2005, compared to 23.8% for the three months ended March 31, 2004. The increase in gross margins can be partially attributed to the increase use of contract manufacturers in the Far East, and the use of previously written off inventory at the subcontract manufacturer located in Mexico.

ENGINEERING AND PRODUCT DEVELOPMENT
Engineering and product development expenses were 6.5% of revenues for the three months ended March 31, 2005, and 7.5 % for the three months ended March 31, 2004. Actual dollar expenditures decreased by $12,000.

SELLING AND MARKETING
Selling and marketing expenses were 18.3% of revenues for the three months ended March 31, 2005, compared to 16.6% for the three months ended March 31, 2004. The increase in selling and marketing was primarily due to new hires, and travel expenses as part of our efforts to increase sales.

GENERAL AND ADMINISTRATIVE
General and administrative expenses were 15.6% of revenues for the three months ended March 31, 2005 compared to 15.3% for the three months ended March 31, 2004.

FINANCIAL INCOME  (EXPENSES)
Net financial expenses was $11,000 for the three months ended March 31, 2005, compared to net financial income of $32,000 for the three months ended March 31, 2004. The financial expense resulted mainly from exchange rate fluctuation.

NET LOSS
Net loss for the three months ended March 31, 2005, was $183,000 compared to net loss of $252,000 for the three months ended March 31, 2004. The net loss decrease is mainly due to the increase in revenues and gross margin.

LIQUIDITY AND CAPITAL RESOURCES
On March 31, 2005, the Company had cash, cash equivalent and a short-term bank deposit of $1,011,000 and working capital of $2,251,000. This compares with cash and cash equivalent of $1,164,000 and working capital of $2,727,000 at March 31, 2004. The decrease in working capital is mainly due to decrease in cash and increase in accounts payable and related party payable, offset partially by decrease in other current liabilities.

Cash used in operating activities for the Company totaled $593,000 for the three months ended March 31, 2005, compared to cash used of $134,000 for the three months ended March 31, 2004. The increase of cash used in operating activities is mainly due to the loss from operating activities, increase in inventory, and decrease in accounts payable. Cash used in investing activities was $4,000 for the three months ended March 31, 2005 and for the three months ended March 31, 2004. Net cash provided by financing activities was $243,000 for the three months ended March 31, 2005, compared to the net cash provided of $246,000 for the three months ended March 31, 2004.

The Company has available a line of credit with Silicon Valley Bank ("SVB"). The Company can borrow up to $1,200,000 against eligible accounts receivable and other financial covenants. The rate for this line of credit would be at Silicon Valley Bank's prime rate plus 1.75%. In order to utilize the line of credit, the Company is required to maintain certain ratios and be in compliance with other covenants. As of March 31, 2005, the Company has not utilized its line of credit.

AMEX LISTING
On May 3, 2005, the Company received a written notice from the American Stock Exchange ("the AMEX"), advising that the Company was not in compliance with the Amex's listing requirements. In order to maintain its AMEX listing, the Company must submit a recovery plan, advising of the actions it takes to bring the Company into compliance with the continued listing standards within a maximum of 18 months. If the plan is accepted, the Company will be able to continue its listing during the plan period, subject to AMEX's periodic reviews. If the Company is not in compliance with the listing standards at the end of such 18 months period or fails the periodic reviews, the AMEX will initiate delisting proceedings. The Company is planning to submit a plan in accordance with the AMEX requirements.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On April 2, 2003, a claim was filed against the Company by Tek-Tron Enterprises Inc. ("Tek-Tron") in state court of Pennsylvania, specifically, the court of Common Pleas of Bucks County, at Case No. 0302116241. In April 2004, the Company signed a settlement agreement with Tek-Tron according to which the Company paid $90,000 and return certain disputed inventory for a full release. The settlement agreement allowed Tek-Tron to seek arbitration limited to the sum of $50,000 in case the parties do not agree on a resolution regarding the returned inventory. Tek-Tron initiated arbitration against the Company for $50,000 plus attorney fees. The arbitration hearing was held on May 2, 2005, and Tek-Tron was awarded $5,000 in damages and no attorney fees.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

     Exhibits
     ---------

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

                                       DIGITAL POWER CORPORATION
                                             (Registrant)



                                       /s/ Jonathan Wax
Date:   May 16, 2005                   -----------------------------
                                       Jonathan Wax,
                                       Chief Executive Officer
                                       (Principal Executive Officer)


                                       /s/ Leo Yen
Date:  May 14, 2005                    -----------------------------
                                       Leo Yen,
                                       Chief Financial Officer
                                       (Principal Financial Officer)