Form 10KSB/A
period 2004-12-31
DIGITAL POWER CORP
filed 2005-06-29
CIK 896493

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A-1
(Mark One)
         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

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

As of May 31, 2005, the aggregate market value of the voting common stock held by non-affiliates was approximately $2,166,511 based on the closing price of $0.65 per share.

As of May 31, 2005, the number of shares of common stock outstanding was 6,161,859.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]



                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
EXCHANGE ACT.

---------------------------------- ------------------------------------ ------- --------------------------------------
              Name                              Position                 Age                   Period
              ----                              --------                 ---                   ------
Jonathan Wax                       Chief Executive Officer and            48               2004 - Present
                                   President
Ben-Zion Diamant                   Chairman of the Board                  55               2001 - Present
David Amitai                       Director                               63               2001 - Present
Amos Kohn                          Director                               45               2003 - Present
Yeheskel Manea                     Director                               61               2002 - Present
Youval Menipaz                     Director                               55               2002 - Present
Leo Yen                            Chief Financial Officer and            35               2004 - Present
                                   Secretary
Robert O. Smith                    Former Interim Chief Executive         60                  2003-2004
                                   Officer
---------------------------------- ------------------------------------ ------- --------------------------------------

                                    Directors

     The following is a brief description of the business background of the Company's Directors:

Ben-Zion Diamant                                             Director since 2001

     Mr. Ben-Zion Diamant has been the Chairman of the Board of the Company since November 2001. He has also been Chairman of the Board of Telkoor Power Ltd. since 1994. From 1992-1994, Mr. Diamant was a partner and business development manager of Phascom. From 1989 to 1992, Mr. Diamant was a partner and manager of Rotel Communication. He earned his BA in Political Science from Bar-Ilan University.

David Amitai                                                 Director since 2001

     Mr. David Amitai has been a Director of the Company since 2001. From November 2003 to March 2004, he served as our Executive CEO. He served as our President and CEO of the Company from November 2001 to November 2003. Mr. Amitai also serves as the General Manager of Telkoor Power Ltd.(1) and its subsidiary, Telkoor Power Supplies, since 1994. Mr. Amitai was the founder and General Manager of Tadiran's Microelectronics Division from 1978 to 1989 and was elevated to Director of Material and Logistics of Tadiran's Military Group where he served from 1989 to 1994. Mr. Amitai held positions in engineering and manufacturing at the California base semiconductor companies: Monolithic Memories (MMI) and Fairchild Semiconductor. Mr. Amitai earned his engineering degree from California State University at San Jose, California.

(1) Currently, there is a dispute among certain members of Telkoor Power Ltd.'s Board of Directors as to Mr. Amitai's title for his position held at Telkoor Power Ltd.

Amos Kohn                                                    Director since 2003

     Mr. Amos Kohn became a Director of the Company in 2003. Mr. Kohn is the Vice President of Network Modeling of ICTV Inc., a High Tech company located in Los Gatos, California, which is developing a centralized software platform that enables cable operators to deliver revenue-generating new services with full multimedia and real-time interactivity to any digital set-top. In year 2003, Mr. Kohn was Vice President of System Engineering & Business Development of AVIVA Communications, Inc., a High Tech company located in Cupertino, California, which is developing a transport solution for Video On Demand systems. From 2000 to 2003, Mr. Kohn was the Chief Architect of Liberate Technologies, a software company specializing in telecommunications located in San Carlos, California. From 1997 to 2000, Mr. Kohn was the Vice President of Engineering & Technology for Golden Channel, the largest Cable Operator (MSO) in Israel. Mr. Kohn holds a Bachelors of Science in Electronics from ORT Technological College, Israel.

Yeheskel Manea                                               Director since 2002

     Mr. Yeheskel Manea has served as a Director of the Company since 2002. Since 1996, he has been a Branch Manager of Bank Hapoalim, one of the leading banks in Israel. Mr. Manea has been employed with Bank Hapoalim since 1972. He holds a Bachelors of Science in Economy and Business Administration from Ferris College, University of Michigan.

Youval Menipaz                                               Director since 2002

     Mr. Youval Menipaz has served as a Director of the Company since 2002. Mr. Menipaz has been the Managing Director of Foriland Investments since 2000, a privately owned company that invests in and manages several companies. Since 1977, he has held several executive positions in leading companies within the Israeli market. Among others, he served as the Operation Manager of Osem Industries Ltd, Vice President of Elite Industries Ltd, President of Supershuk Greenberg Ltd. Mr. Menipaz holds a Bachelors of Science in Industrial Engineering from the Technion, the Israeli Institute of Technology.

Family Relationships

     Mr. Manea's daughter is married to Mr. Diamont's son. Mr. Menipaz is the son of Mr. Amitai's cousin. There are no other family relationships between any of the officers or directors.

Audit Committee Financial Expert

     The Board of Directors determined that Mr. Manea is qualified as an Audit Committee Financial Expert. Mr. Manea is independent as determined by the AMEX listing standards.

Audit Committee

     The Board of Directors of the Company has an Audit Committee. The members of the Audit Committee in 2004 were Messrs. Mark Thum, Amos Kohn, Yeheskel Manea and Youval Menipaz. The current members of the Audit Committee are: Messrs. Kohn, Manea and Menipaz. All Audit Committee members are independent directors.

                               Executive Officers

The following is a brief description of the business background of the Company's officers:

     The biography of Mr. Diamant can be found above under Directors.

Jonathan Wax                                                  Officer since 2004

     Mr. Jonathan Wax became our CEO and President in January 2004. Mr. Wax held Vice President positions with Artesyn Technologies, Inc. and was stationed both domestically and in the Far East, in addition to holding a wide variety of sales positions, including global account responsibilities with some of Artesyn Technologies, Inc.'s largest accounts. From 1994 to 1998, prior to the merger with Zytec and Computer Products, which formed Artesyn Technologies, Inc., Mr. Wax was Vice President of Customer Support and Quality for Computer Products. Mr. Wax holds a Bachelor's degree in Business from the University of Nebraska.

Leo Yen

     Mr. Leo Yen became our Chief Financial Officer in January 2005. Mr. Yen is the President of Sagent Management, a financial, accounting and tax consulting firm. From 2002 to 2004, Mr. Yen founded and managed Crystal Compass, which was acquired by Sagent Management in 2004. From 1999 to 2002, he was a Senior Associate with Pricewaterhousecoopers LLP and from 1997 to 1999, he was a Senior Tax Consultant with Ernst & Young LLP. Mr. Yen holds a BS in Finance, Real Estate and Law and a BS in Accounting from California State Polytechnic University Pomona.

Robert O. Smith                             Officer from 1989-2001, 2003 to 2004

     Mr. Robert O. Smith served as the Company's interim Chief Executive Officer from November 2003 to January 2004. Currently, Mr. Smith returned as an employee of the Company in April 2005 for Strategic Business Planning. Mr. Smith has been a Director of Castelle (NASDAQ: CSTL) since 2004. Mr. Smith served as a Director of the Company from 1989 to 2002. Since 2001, he has served as a consultant to the Company. Mr. Smith served as Chief Executive Officer from 1989 to 2001, President from 1996 to 2001 and Chairman of the Board from 1999 to 2001. From 1980 to 1989, he served as Vice President/Group Controller of Power Conversion Group, General Manager of Compower Division, and President of Boschert, a subsidiary of Computer Products, Inc., a manufacturer of power conversion products and industrial automation systems. Mr. Smith received his B.S. in Business Administration from Ohio University and has completed course work at the M.B.A. program at Kent State University.

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

Code of Ethics

     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and other persons performing similar functions. A copy of our code of ethics can be found on our website at http://www.digipwr.com/CodeofEthics.doc. The Company will report any amendment or wavier to the code of ethics on our website within five (5) days.

ITEM 10.  EXECUTIVE COMPENSATION.

          EXECUTIVE COMPENSATION AND OTHER TRANSACTIONS

     This table lists the aggregate compensation paid in the past three years for all services of the Chief Executive Officer and other persons who earned over $100,000 during the last fiscal year.


------------------------------------------------------------------------------------------------------------------------------------
                                                      SUMMARY COMPENSATION TABLE

----------------------- ------------ ------------ -------------- -- ----------------------------------------------------------------
                                                                                          Long Term Compensation
                                                                 -- --------------------------------- --- ----------- --------------
                                        Annual Compensation                      Awards                   Payouts
----------------------- ------------ ------------ -------------- -- --------------- ----------------- --- ----------- --------------
                                                                    Restricted      Securities
Name and                                          Other Annual      Stock           Underlying            LTIP
Principal Position                     Salary     Compensation       Award(s) ($)   Options               Payouts     All Other
                        Year             ($)           ($)                                (#)                ($)      Compensation
----------------------- ------------ ------------ -------------- -- --------------- ----------------- --- ----------- --------------
Jonathan Wax, Chief     2004         $153,066         $12,541             $0               $0                 $0             $0
Executive Officer
----------------------- ------------ ------------ -------------- -- --------------- ----------------- --- ----------- --------------
Robert O. Smith,        2004         $    0         $100,000              $0               0                  $0             $0
Strategic Business      2003         $    0         $100,000              $0              0((1))              $0             $0
Planning, Former        2002         $    0         $100,000              $0          100,000((1))            $0             $0
Consultant and
President and CEO
----------------------- ------------ ------------ -------------- -- --------------- ----------------- --- ----------- --------------

(1) Pursuant to Mr. Smith's consulting agreement, he was entitled to receive options to purchase 100,000 shares at $3.00 per share on the first business day of the year in 2002, 2003 and 2004. On January 16, 2004, the Company and Mr. Smith agreed to cancel the options to purchase 100,000 common shares at $3.00 per share that were granted on January 2002, and 100,000 common shares at $3.00 per share that were granted on January 2004, which the Company was obligated to grant under the Termination and Consulting Agreement. In lieu thereof, Mr. Smith was granted options to purchase 100,000 shares at $1.16 per share.

Options Granted in Last Fiscal Year

                                Individual Grants

           ==============================================================================================
                           Number of Percent of Total
                                     Securities      Options Granted to  Exercise Base
                                     Underlying     Employees in Fiscal Price ($/share)    Expiration
           Name                   Options Granted           Year                              Date
           ==============================================================================================

           Jonathan Wax               150,000              39.6%             $0.99           1/2014
           ----------------------------------------------------------------------------------------------

           Robert O. Smith            100,000              26.4%              $1.16          1/2014
           ==============================================================================================

Aggregated  Option  Exercises  in Last  Fiscal Year and Fiscal  Year-End  Option
Values

     The following table sets forth executive officer options exercised and option values for fiscal year ended December 31, 2004, for all executive officers at the end of the year.


========================================================================================================================
                                                                                         Value of Unexercised Options
                                                                                                 In-the-Money
                                                               Number of Options at          at December 31, 2004
                        Shares Acquired                         December 31, 2004      (Exercisable/ Unexercisable)(1)
                          or Exercised     Value Realized         (Exercisable/
Name                                                              Unexercisable)
========================================================================================================================
                               0                 0                37,500/112,500                  $9,750/$29,250
Jonathan Wax
========================================================================================================================
                               0                 0                   511,500/0                       $9,000/0
Robert O. Smith
========================================================================================================================

Footnotes to Table
------------------

(1) Market price at December 31, (200)(4) for a share of common stock was $(1.25)(.)

Directors' Compensation

     All directors who are not employees of the Company are paid $10,000 per annum paid quarterly. Upon joining the Board, they are granted options to purchase 10,000 shares of common stock vesting upon completion of one year of service.

Employment Agreements

     In January 2004, we entered into an employment agreement with Mr. Jonathan Wax, our President and Chief Executive Officer. The agreement has a term of one year with annual renewals thereafter. Annual compensation is $165,000. In the event of a change in control or early termination without cause, we will be required to pay Mr. Wax one year's compensation. As a part of the employment contract, Mr. Wax was granted options to purchase 150,000 shares, 37,500 shares vested immediately and the remainder vests over three years.

     Subsequent to the year end, on April 2, 2005, we entered into an employment agreement with Mr. Robert O. Smith for Strategic Business Planning. Under the agreement, Mr. Smith is paid $1,000 per month and is eligible for a stock option grant.

Consulting Agreement

     On November 16, 2001, the Company and Mr. Robert Smith entered into a consulting agreement for a period of three years. Under the Consulting Agreement, Mr. Smith is paid $100,000 per year and granted options to purchase 100,000 shares of common stock each year. On January 16, 2004, the Company and Mr. Smith agreed to cancel the options to purchase 100,000 shares of common stock at $3.00 per share that were granted on January 2002 and 100,000 shares of common stock at $3.00 per share that were granted on January 2004, which the Company was obligated to grant under the Termination and Consulting Agreement. In lieu thereof, Mr. Robert Smith was granted options to purchase 100,000 shares of common stock at $1.16 per share. The Consulting Agreement expired on December 31, 2004.

                         Ten-Year Options/SAR Repricings

         There were no repricings during the year ended December 31, 2004

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                                 STOCK OWNERSHIP

     The  following  table shows the amount of our shares of common  stock (AMEX
Symbol: DPW) beneficially owned (unless otherwise indicated) by each shareholder known by us to be the beneficial owner of more than 5% of our common stock, by each of our directors and nominees and the executive officers, directors and nominees as a group. As of April 29, 2005, there were 6,161,859 shares of common stock outstanding. All information is as of April 29, 2005. Unless indicated otherwise, the address of all shareholders listed is Digital Power Corporation, 41920 Christy Street, Fremont, California 94538.

-------------------------------------------------------------------------- -------------------------------
                                                                                Shares Beneficially
                                                                                     Owned(1)
Name  & Address of Beneficial Owner                                             Number          Percent
-----------------------------------                                             ------          -------
Telkoor Power Ltd.                                                              2,661,261        43.2%
5 Giborei Israel
Netanya 42293
Israel
Ben-Zion Diamant                                                                3,028,765(2)     47.6%
David Amitai                                                                    2,861,261(3)     45.0%
Yeheskel Manea                                                                     20,000(4)         *
Youval Menipaz                                                                     20,000(4)         *
Amos Kohn                                                                          20,000(4)         *
Digital Power ESOP                                                                   167,504      2.7%
Barry W. Blank                                                                       450,800      7.3%
P.O. Box 32056 Phoenix, AZ 85064
All directors and executive officers as a group                                 3,363,765(5)     50.2%
(6 persons)

Footnotes to Table
------------------
     *       Less than one percent.
(1) Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.
(2) Mr. Diamant serves as a director of Telkoor Power Ltd. Includes options to purchase 200,000 shares owned by Mr. Diamant and 2,661,261 shares beneficially owned by Telkoor Power Ltd., which may also be deemed beneficially owned by Mr. Diamant.

(3) Mr. Amitai serves as a director of Telkoor Power Ltd. Includes options to purchase 200,000 shares owned by Mr. Amitai and 2,661,261 shares beneficially owned by Telkoor Power Ltd., which may also be deemed beneficially owned by Mr. Amitai,.
(4)      Includes options to purchase 20,000 shares exercisable within 60 days.
(5) Includes 2,661,261 shares owned by Telkoor Power Ltd., which may be deemed beneficially owned by Mr. Diamant and Mr. Amitai, options to purchase 460,000 shares owned by directors, options to purchase
         75,000 shares owned by Mr. Wax and 167,504 shares owned by Digital Power ESOP of which Mr. Wax and Mr. Diamant are trustees and may be deemed beneficial owners.

                      Equity Compensation Plan Information

     The following table provides aggregate information as of the end of the fiscal year ended December 31, 2004 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

        Plan category          Number of securities to be    Weighted-average exercise      Number of securities
                                issued upon exercise of        price of outstanding        remaining available for
                                  outstanding options,     options, warrants and rights     future issuance under
                                  warrants and rights                                     equity compensation plans
                                                                                            (excluding securities
                                                                                          reflected in column (a))
                                          (a) (b) (c)
  Equity compensation plans            1,550,425                       1.37                        522,480
approved by security holders
  Equity compensation plans                -                             -                            -
  not approved by security
           holders
            Total                      1,550,425                       1.37                        522,480

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On March 31, 2003, we entered into an agreement to sell 900,000 shares of common stock to Telkoor Power Ltd. ("Telkoor") in consideration of $600,000. As a part of the transaction, Telkoor's warrant to purchase 900,000 shares was canceled. The warrant to purchase 900,000 shares would have expired on May 23, 2003. Our Chairman, Mr. Diamant owns 42.45% and our Director, Mr. Amitai owns 39.98% of the outstanding shares of Telkoor Power Ltd.

     On January 12, 2004, we entered into a securities purchase agreement with Telkoor. Under the securities purchase agreement, Telkoor acquired 290,023 shares of common stock for the aggregate purchase price of $250,000. Additionally, under the agreement, Telkoor had the right to invest an additional $250,000 on or before June 30, 2004. The purchase price per share for the additional investment was agreed to be the average closing price of the Company's common stock twenty (20) trading days prior to notice of intent to invest. On June 14, 2004, Telkoor gave notice of its intent to invest $250,000 and the parties entered into a definitive agreement on June 16, 2004. Telkoor purchased 221,238 shares at $1.13 per share.

     On February 3, 2005, Telkoor loaned the Company $250,000 through a Convertible Note. Under the terms of the Convertible Note, Telkoor loaned $250,000 interest free until the tenth business day after the Company announces its financial results for fiscal 2005. Telkoor has the right to convert the debt to common stock at $1.06 per share. The loan will automatically convert at $1.06 per share if the Company meets its set budget for the fiscal year 2005.

     There is currently a dispute between certain shareholders and managers of Telkoor, which is subject to litigation in Israel. Two of the members of our Board of Directors and the two members that comprise the Board of Directors of Digital Power Limited are involved in this dispute. Although, the Company does not believe the dispute has seriously effected the day-to-day operations of the Company, it is having impact on certain decision making in the Company or with one of its suppliers (Telkoor).

ITEM 13.  EXHIBITS

3.1      Amended and Restated Articles of Incorporation of Digital Power Corporation (1)
3.2      Amendment to Articles of Incorporation (1)
3.3      Bylaws of Digital Power Corporation (1)
4.1      Specimen Common Stock Certificate (2)
4.2      Specimen Warrant (1)
4.3      Representative's Warrant (1)
10.1     Agreement with Fortron/Source Corp.(1)
10.2     Gresham Power Asset Purchase Agreement (3)
10.3     Securities Purchase Agreement between the Company and Telkoor Telecom Ltd. (now Telkoor Power Ltd.) (4)
10.4     2002 Stock Option Plan (5)
10.5     Securities Purchase Agreement between the Company and Telkoor Telecom, Ltd. (now Telkoor Power Ltd.)(6)
10.6     Employment Letter with David Amitai (7)
10.7     Employment Agreement with Jonathan Wax (7)
10.8     Convertible Note with Telkoor Power Ltd. (8)
21.1     The Company's sole subsidiary is Digital Power Limited, a corporation formed under the laws of the United Kingdom.
23.1     Consent of Ernst & Young (9)
31.1     Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2     Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32       Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the
         Sarbanes-Oxley Act

(1) Previously filed with the Commission on October 16, 1996, to the Company's Registration Statement on Form SB-2.
(2) Previously filed with the Commission on December 3, 1996, to the Company's Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2.
(3) Previously filed with the Commission on February 2, 1998, to the Company's Form 8-K.
(4) Previously filed with the Commission with its Form 8-K filed on November 21, 2001.
(5) Previously filed with the Commission with its Proxy Statement for the Shareholders Meeting held on September 23, 2002.
(6) Previously filed with the Commission with its Form 8-K filed on January 14, 2004.
(7) Previously filed with the Commission with its Form 10-KSB for the year ended December 31, 2003.
(8) Previously filed with the Commission with its Form 8-K filed on February 9, 2005.
(9) Previously filed with the Commission with its Form 10-KSB for the year ended December 31, 2004.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

     Kost Forer Gabbay & Kasierer, a Member of Ernst & Young Global served as our independent auditors for the annual audit for the year ended December 31, 2004 and 2003.

Audit Fees

     The aggregate fees billed by Kost Forer Gabbay & Kasierer, a Member of Ernst & Young Global, for professional services rendered for the audit of the Company's financial statements for the fiscal year ended December 31, 2004 was $98,000 and December 31, 2003 was $95,000.

Audit-Related Fees

     The aggregate fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements for the year ended December 31, 2004 was $0 and December 31, 2003 was $0.

Tax Fees

     The aggregate fees billed for tax compliance, tax advice and tax planning rendered by our independent auditors for the fiscal year ended December 31, 2004 was $24,000 and December 31, 2003 was $30,000.

All Other Fees

     The aggregate fees billed for all other professional services rendered by the Company's independent auditors for the fiscal year ended December 31, 2004 was $0 and December 31, 2003 was $0.

     The Audit Committee approved 100% of the fees paid to the principal accountant for audit-related, tax and other fees in the fiscal year 2004. The Audit Committee pre-approves all non-audit services to be performed by the auditor in accordance with the Audit Committee Charter. The percentage of hours expended on the principal accountant's engagement to audit the Company's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DIGITAL POWER CORPORATION,
                                       a California Corporation


                                       /s/ Johnathan Wax
Dated: June 28, 2005                   -----------------------------
                                       Jonathan Wax,
                                       Chief Executive Officer
                                       (Principal Executive Officer)




                                       /s/ Leo Yen
Dated: June 28, 2005                   -----------------------------
                                       Leo Yen,
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)