Form 10KSB/A
period 2004-12-31
DIGITAL POWER CORP
filed 2005-08-11
CIK 896493

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A-2
(Mark One)
         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

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

                                  510-657-2635
                           (Issuer's Telephone Number)

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

As of April 29, 2004, the aggregate market value of the voting common stock held by non-affiliates was approximately $2,733,137 based on the closing price of $0.82 per share.

As of April 29, 2004, the number of shares of common stock outstanding was 6,161,859.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

Explanatory Note

The Company is filing this amendment number 2 to re-file exhibits 31.1, 31.2 and 32.

ITEM 13.  EXHIBITS

     31.1         Certification of the CEO under the Sarbanes-Oxley Act
     31.2         Certification of the CFO under the Sarbanes-Oxley Act
     32           Certification of the CEO & CFO under the Sarbanes-Oxley Act

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amendment no. 2 to this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DIGITAL POWER CORPORATION,
                                   a California Corporation



                                   /s/ Jonathan Wax
Dated: August 11, 2005             -----------------------------
                                   Jonathan Wax,
                                   Chief Executive Officer
                                   (Principal Executive Officer)



                                   /s/ Leo Yen
Dated: August 11, 2005             -----------------------------
                                   Leo Yen,
                                   Chief Financial Officer
                                   (Principal Financial and
                                   Accounting Officer)