Form 10QSB/A
period 2005-03-31
DIGITAL POWER CORP
filed 2005-08-11
CIK 896493

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1


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

Explanatory Note

The Company is filing this amendment to re-file exhibits 31.1, 31.2 and 32.

ITEM 6.  EXHIBITS

     Exhibits

     31.1Certification of the CEO under the Sarbanes-Oxley Act 31.2Certification of the CFO under the Sarbanes-Oxley Act 32 Certification of the CEO & CFO under the Sarbanes-Oxley Act

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this amendment no. 1 to report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DIGITAL POWER CORPORATION
                              (Registrant)


                              /S/ Jonathan Wax
Date:   August 11, 2005       -------------------------
                              Jonathan Wax,
                              Chief Executive Officer
                              (Principal Executive Officer)


                              /s/ Leo Yen
Date:  August 11, 2005        -------------------------
                              Leo Yen,
                              Chief Financial Officer
                              (Principal Financial Officer)