Form 10QSB
period 2005-06-30
DIGITAL POWER CORP
filed 2005-08-15
CIK 896493

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB



         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended
                  June 30, 2005

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

Number of shares of common stock outstanding as of August 10, 2005,  6,161,859

ITEM 1.  FINANCIAL STATEMENTS







                            DIGITAL POWER CORPORATION


                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                               AS OF JUNE 30, 2005


                                 IN U.S. DOLLARS


                                    UNAUDITED




                                      INDEX


                                                                            Page
                                                                  --------------

Report of Independent Registered Public Accounting Firm                        2

Consolidated Balance Sheet                                                 3 - 4

Consolidated Statements of Operations                                          5

Statement of Changes in Shareholders' Equity                                   6

Consolidated Statements of Cash Flows                                          7

Notes to Consolidated Financial Statements                                8 - 13




                                 - - - - - - - -

[GRAPHIC OMITTED]





             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                          To the board of directors of

                            Digital Power Corporation



       We have reviewed the accompanying consolidated balance sheet of Digital Power Corporation ("the Company") and its subsidiary as of June 30, 2005, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2005 and 2004, changes in shareholders' equity for the six-month period ended June 30, 2005, and the consolidated statements of cash flows for the six-month periods ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company's management.


       We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.


       Based on our review, we are not aware of any material modifications that should be made to the consolidated interim financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.






 Tel-Aviv, Israel                    KOST FORER GABBAY & KASIERER
 August 15, 2005                     A Member of Ernst & Young Global

                            DIGITAL POWER CORPORATION

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
U.S. dollars in thousands


                                                                        June 30,
                                                                           2005
                                                                ----------------
                                                                       Unaudited
                                                                ----------------
ASSETS

                                 CURRENT ASSETS:
Cash and cash equivalents                                            $     1,047
Restricted cash                                                              188
Trade receivables, net of allowance for doubtful
accounts of $ 102 at June 30, 2005                                         1,483
Prepaid expenses and other current assets                                    111
Inventories                                                                2,017
                                                                ----------------
Total current assets                                                       4,846
                                                                ----------------
LEASE DEPOSITS                                                                18
                                                                ----------------
PROPERTY AND EQUIPMENT, NET                                                  205
                                                                ----------------

 Total assets                                                        $     5,069
                                                                ================



The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share data

                                                                        June 30,
                                                                           2005
                                                                ----------------
                                                                       Unaudited
                                                                ----------------

     LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Accounts payable                                                  $     1,295
   Related party - trade payables account                                    684
   Other current liabilities                                                 453
   Convertible note (Note 4)                                                 250
                                                                ----------------

 Total current liabilities                                                 2,682
 -----
                                                                ----------------



 SHAREHOLDERS' EQUITY:
   Series A Redeemable, Convertible Preferred shares no par value:
    500,000 shares authorized; 0 shares issued and outstanding at
    June 30, 2005                                                              -
   Preferred shares, no par value: 1,500,000 shares authorized;
    0 shares issued and outstanding at June 30, 2005                           -
   Common shares, no par value: 10,000,000 shares authorized;
    6,161,859 shares issued and outstanding at June 30, 2005              11,036
   Additional paid-in capital                                              2,227
   Deferred stock compensation                                              (10)
   Accumulated deficit                                                  (10,892)
   Accumulated other comprehensive income                                     26
                                                                ----------------
   Total shareholders' equity                                              2,387
                                                                ----------------

 Total liabilities and shareholders' equity                          $     5,069
                                                                ================



The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share and per share data


                                                                    Six months ended                Three months ended
                                                                        June 30,                         June 30,
                                                             ------------------------------  --------------------------------
                                                                  2005            2004            2005              2004
                                                             --------------- --------------  ---------------  ---------------
                                                                                        Unaudited
                                                             ----------------------------------------------------------------

 Revenues                                                     $     4,218     $     3,968     $     2,283      $     2,139
 Cost of revenues                                                   2,970           3,004           1,644            1,611
                                                             --------------- --------------  ---------------  ---------------

 Gross profit                                                       1,248             964             639              528
                                                             --------------- --------------  ---------------  ---------------

 Operating expenses:
   Engineering and product development                                223             292              98              155
   Selling and marketing                                              680             622             325              319
   General and administrative                                         529             555             228              275
                                                             --------------- --------------  ---------------  ---------------

 Total operating expenses                                           1,432           1,469             651              749
 -----
                                                             --------------- --------------  ---------------  ---------------

 Operating loss                                                      (184)           (505)            (12)            (221)
 Financial income (expenses), net                                     (88)              2             (77)             (30)
                                                             --------------- --------------  ---------------  ---------------

 Net loss                                                     $      (272)    $      (503)    $       (89)     $      (251)
                                                             =============== ==============  ===============  ===============


 Basic and diluted net loss per share                         $     (0.04)    $     (0.09)    $     (0.01)     $     (0.04)
                                                             =============== ==============  ===============  ===============

 Weighted average number of shares used in computing basic
   and diluted net loss per share                               6,161,859       5,692,013       6,161,859        5,718,674
                                                             =============== ==============  ===============  ===============




The accompanying notes are an integral part of the consolidated financial statements.

                            DIGITAL POWER CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share data


                                                                                                 Accumulated
                                                           Additional  Deferred                     other       Total         Total
                                          Common shares      paid-in     stock       Accumulated comprehensive  compre-       share-
                                        ------------------                                                      hensive     holders'
                                        Number     Amount    capital   compensation    deficit      income       loss         equity
                                        ---------  --------  --------  ------------- ------------ ------------- --------- ----------

Balance as of January 1, 2005           6,161,859  $ 11,036  $  2,227  $    (13)     $  (10,620)  $      75               $   2,705

 Amortization of deferred stock
  compensation related to options
  granted to an employee                        -         -         -         3                           -            -          3
 Comprehensive loss:
  Net loss                                      -         -         -         -            (272)          -    $    (272)      (272)
  Foreign currency translation
  adjustments                                   -         -         -         -               -         (49)         (49)       (49)
                                        ---------  -------- --------- ------------ ------------- ------------  ---------- ----------
Total comprehensive loss                                                                                       $    (321)
                                                                                                               ==========
Balance as of June 30, 2005 (Unaudited) 6,161,859  $ 11,036 $   2,227 $     (10)   $    (10,892) $       26               $    2,387
                                        =========  ======== ========= ============ ============= ============             ==========




The accompanying notes are an integral part of the consolidated financial statements.

                            DIGITAL POWER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. dollars in thousands

                                                     Six months ended
                                                          June 30,
                                             -----------------------------------
                                                   2005              2004
                                             ----------------- -----------------
                                                         Unaudited
                                             -----------------------------------
                                             -----------------------------------
 Cash flows from operating activities:
   Net loss                                       $      (272)      $      (503)
   Adjustments required to reconcile net loss
   to net cash used in operating activities:
     Depreciation                                          43                50
     Amortization of deferred stock compensation
     related to options granted to an employee              3                 9
     Decrease in trade receivables                        170               139
     Decrease (increase) in prepaid expenses
     and other current assets                              55              (121)
     Decrease (increase) in inventories                  (584)               55
     Increase in accounts payable and related parties     264               130
     Decrease in other current liabilities               (240)             (176)
                                             ----------------- -----------------
  Net cash used in operating activities                  (561)             (417)
                                             ----------------- -----------------

 Cash flows from investing activities:
   Purchase of property and equipment                     (10)              (12)
                                             ----------------- -----------------

 Net cash used in investing activities                    (10)              (12)
                                             ----------------- -----------------

 Cash flows from financing activities:
   Restricted cash                                         (7)                -
   Proceeds from a convertible note                       250                 -
   Proceeds from issuance of Common shares, net             -               493
   Exercise of options granted to an employee               -                 7
                                             ----------------- -----------------

 Net cash provided by financing activities                243               500
                                             ----------------- -----------------

 Effect of exchange rate changes on cash and
 cash equivalents                                           2                 3
                                             ----------------- -----------------

 Increase (decrease) in cash and cash equivalents        (326)               74
 Cash and cash equivalents at the beginning of
 the period                                             1,373             1,050
                                             ----------------- -----------------

 Cash and cash equivalents at the end of
 the period                                       $     1,047       $     1,124
                                             ================= =================




The accompanying notes are an integral part of the consolidated financial statements.

                            DIGITAL POWER CORPORATION
--------------------------------------------------------------------------------

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

                     The accompanying unaudited consolidated financial statements as of June 30, 2005 and for the six months ended June 30, 2005 and 2004 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of the financial condition and results of operations, contained in the Company Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2005.

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

                     Under Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123") proforma information regarding net earnings (loss) and net earnings (loss) per share is required and has been determined as if the Company had accounted for its employee options under the fair value method of that statement.

                     The fair value for options granted in the six months ended June 30, 2005 and 2004 is amortized over their vesting period and estimated at the date of grant using a Black-Scholes options pricing model with the following assumptions:

                                                                                                Six months ended
                                                                                                    June 30,
                                                                                      -------------------------------------
                                                                                             2005                 2004
                                                                                      -------------------    --------------

                      Dividend yield                                                          0%                   0%
                      Expected volatility                                                    103%              107%-111%
                      Risk-free interest                                                      4%               3% - 3.5%
                      Expected life of up to                                                7 years            5-7 years

                     The following table illustrates the effect on net loss and loss per share as if the fair value method had been applied to all outstanding and unvested awards in each period:

                                                                                                   Six months ended
                                                                                                       June 30,
                                                                                           --------------------------------
                                                                                                2005              2004
                                                                                           --------------    --------------
                                                                                                      Unaudited
                                                                                           --------------------------------

                      Net loss available to Common shares - as reported                     $      (272)      $      (503)
                      Deduct - stock-based employee compensation - intrinsic value                    3                 9
                      Add - stock-based employee compensation - fair value                          (66)              (115)
                                                                                           --------------    --------------

                        Pro forma net loss                                                  $      (335)      $      (609)
                                                                                           ==============    ==============
                     Loss per share:
                        Basic and diluted net loss, as reported                             $     (0.04)      $     (0.09)
                                                                                           ==============    ==============

                        Pro forma basic and diluted net loss                                $     (0.05)      $     (0.11)
                                                                                           ==============    ==============


NOTE 3:-      INVENTORIES
                                                                                                    June 30,
                                                                                      ------------------------------------
                                                                                             2005                2004
                                                                                      ----------------    ----------------

              Raw materials, parts and supplies                                         $        361        $        783
              Work in progress                                                                   425                 491
              Finished products                                                                1,231                 558
                                                                                      ----------------    ----------------

                                                                                        $      2,017        $      1,832
                                                                                      ================    ================

NOTE 4:-      CONVERTIBLE NOTE

              In February 2005, the Company entered into a convertible note agreement with Telkoor, according to which Telkoor loaned a $250 interest free convertible note to be paid on the tenth business day after the Company announced its financial results for 2005. The note may be converted into Common share at a rate of $1.06 per share, which is equal to the quoted market price of the Company's Common stock on the date the Note was approved and signed. Automatic conversion shall occur if the Company meets its set budget for 2005. In accordance with the guidelines of APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Instruments", and EITF Issue No. 00-27, "Application of issue No. 98-5 to Certain Convertible Instruments", the Company has determined the Note had no beneficial conversion feature since the conversion price was equal to the quoted market price of the Company's Common stock at the date the note was approved and signed.


NOTE 5:-      COMMITMENTS AND CONTINGENT LIABILITIES

              a. Pending litigation:

                     On April 2, 2003, a claim was filed against the Company by Tek-Tron Enterprises Inc. ("Tek-Tron"). In April 2004, the Company signed a settlement agreement with Tek-Tron according to which the Company paid $ 90 and returned certain disputed inventory for a full release. The settlement agreement allowed Tek-Tron to seek arbitration limited to the sum of $ 50 in case the parties do not agree on a resolution regarding the returned inventory. Tek-Tron initiated arbitration against the Company for $ 50 plus legal fees. The arbitration hearing was held on May 2, 2005, and Tek-Tron was awarded $ 5 in damages and no legal fees. Tek-Tron filed an appeal of the arbitration, and in response, the Company filed a petition to enforce the settlement agreed. The Company's management and attorney believe that Tek-Tron's appeal lacks merit and will be rejected.

              b. On May 3, 2005, the Company received a written notice from the American Stock Exchange ("the AMEX"), advising that the Company was not in compliance with the AMEX's listing requirements. In order to maintain its AMEX listing, the Company submitted on June 3, 2005, a recovery plan which was accepted by AMEX, and the Company will be able to continue its listing during the plan period, subject to AMEX's periodic reviews. If the Company is not in compliance with the listing standards at the end of such 18 months period or fails the periodic reviews, the AMEX will initiate delisting proceedings.

NOTE 6: -     EVENTS DURING THE PERIOD

              In April 2005, the Company granted 70,000 options to Telkoor's employees. The Company had accounted for its options to Telkoors' employees under the fair value method of SFAS No. 123 and EITF 96-18. The fair value for these options was estimated using a Black-Scholes option-pricing model with the following assumptions: risk-free interest rates of 4.4%, dividend yields of 0%, volatility of 103.5%, and the contractual life of the options of 10 years. The fair value is amortized over the vesting period of the options of 4 years.

              During the quarter no compensation expenses were recorded in the financial statements due to immateriality.


NOTE 7:-      SEGMENTS, MAJOR CUSTOMERS AND GEOGRAPHICAL INFORMATION

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

              The following data presents the revenues, expenditures and other operating data of the Company's geographic operating segments:

                                                                  Six months ended June 30, 2005 (Unaudited)
                                                   ------------------------------------------------------------------------
                                                        DPC                DPL            Eliminations          Total
                                                   ----------------   ----------------    --------------    ---------------

              Revenues                              $       2,101      $       2,117       $          -      $       4,218
              Intersegment revenues                           198                  -               (198)                 -
                                                   ----------------   ----------------    --------------    ---------------

              Total revenues                        $       2,299      $       2,117       $       (198)     $       4,218
                                                   ================   ================    ==============    ===============

              Depreciation expense                  $          11      $          32       $          -      $          43
                                                   ================   ================    ==============    ===============

              Operating loss                        $         (91)     $         (93)      $          -      $        (184)
                                                   ================   ================    ==============

              Financial expenses, net                                                                                  (88)
                                                                                                            ---------------

              Net loss                              $         (86)     $        (186)      $          -      $        (272)
                                                   ================   ================    ==============    ===============
              Expenditures for segment assets
                 as of June 30, 2005                $           8      $           2       $          -      $          10
                                                   ================   ================    ==============    ===============
              Identifiable assets as of
                 June 30, 2005                      $       1,934      $       3,135       $          -      $       5,069
                                                   ================   ================    ==============    ===============

NOTE 7:-      SEGMENTS, MAJOR CUSTOMERS AND GEOGRAPHICAL INFORMATION (Cont.)

                                                                  Six months ended June 30, 2004 (Unaudited)
                                                   ------------------------------------------------------------------------
                                                       DPC                DPL            Eliminations          Total
                                                   ----------------   ----------------    --------------    ---------------

              Revenues                              $       1,855      $       2,113       $          -      $      3,968
              Intersegment revenues                           417                  -               (417)                -
                                                   ----------------   ----------------    --------------    ---------------

              Total revenues                        $       2,272      $       2,113       $       (417)     $      3,968
                                                   ================   ================    ==============    ===============

              Depreciation expense                  $          15      $          35       $          -      $         50
                                                   ================   ================    ==============    ===============

              Operating loss                        $        (359)     $        (146)      $          -      $       (505)
                                                   ================   ================    ==============

              Financial income, net                                                                                     2
                                                                                                            ---------------

              Net loss                              $        (353)     $        (150)      $          -      $       (503)
                                                   ================   ================    ==============    ===============
              Expenditures for segment assets
                 as of June 30, 2004                $           8      $           4       $          -      $         12
                                                   ================   ================    ==============    ===============
              Identifiable assets as of
                 June 30, 2004                      $       2,072      $       3,041       $          -      $      5,113
                                                   ================   ================    ==============    ===============


                                                                  Three months ended June 30, 2005 (Unaudited)
                                                    ------------------------------------------------------------------------
                                                        DPC                 DPL           Eliminations          Total
                                                    ---------------     ---------------    ---------------   ---------------

               Revenues                              $      1,131        $      1,152       $          -      $      2,283
               Intersegment revenues                          124                   -               (124)                -
                                                    ---------------     ---------------    ---------------   ---------------

               Total revenues                        $      1,255        $      1,152       $       (124)     $      2,283
                                                    ===============     ===============    ===============   ===============

               Depreciation expenses                 $          6        $         15       $          -      $         21
                                                    ===============     ===============    ===============   ===============

               Operating income (loss)               $        (67)       $         55       $          -      $        (12)
                                                    ===============     ===============    ===============

               Financial expenses, net                                                                        77
                                                                                                             ---------------

               Loss before tax benefit                                                                        $        (89)
                                                                                                             ===============

               Net loss                              $        (65)       $        (24)      $          -      $        (89)
                                                    ===============     ===============    ===============   ===============
               Expenditures for segment assets
                  as of June 30, 2003                $          4        $          2       $          -      $          6
                                                    ===============     ===============    ===============   ===============
               Identifiable assets as of
                 June 30, 2003                       $      1,934        $      3,135       $          -      $      5,069
                                                    ===============     ===============    ===============   ===============

                                       13

NOTE 7:-      SEGMENTS, MAJOR CUSTOMERS AND GEOGRAPHICAL INFORMATION (Cont.)

                                                                  Three months ended June 30, 2004 (Unaudited)
                                                    ------------------------------------------------------------------------
                                                         DPC                 DPL           Eliminations          Total
                                                    ----------------    ---------------    ---------------   ---------------

              Revenues                               $       1,071       $       1,068      $          -      $      2,139
              Intersegment revenues                            279                   -              (279)                -
                                                    ----------------    ---------------    ---------------   ---------------

              Total revenues                         $       1,350       $       1,068      $       (279)     $      2,139
                                                    ================    ===============    ===============   ===============

              Depreciation expense                   $           8       $          17      $          -      $         25
                                                    ================    ===============    ===============   ===============

              Operating loss                         $        (126)      $         (95)     $          -      $        (221)
                                                    ================    ===============    ===============

              Financial expenses, net                                                                                   (30)
                                                                                                             ---------------

              Net loss                               $        (116)      $        (135)     $           -     $        (251)
                                                    ================    ===============    ===============   ===============
              Expenditures for segment assets as
                 of June 30, 2004                    $           8       $           -      $           -     $           8
                                                    ================    ===============    ===============   ===============
              Identifiable assets as of
                 June 30, 2004                       $       2,072       $       3,041      $           -     $       5,113
                                                    ================    ===============    ===============   ===============




                                - - - - - - - - -

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenues and earnings from operations of the Company. Factors that could cause actual results to differ materially include, in addition to other factors identified in this report, dependence on the electronic equipment industry, competition in the power supply industry, dependence on manufacturers in China and other risks factors detailed in the Company's Form 10-KSB for the year ended December 31, 2004. Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

GENERAL

We are engaged in the business of designing, developing, manufacturing, marketing and selling switching power supplies to the industrial, telecommunication, data communication, medical and military industries. Revenues are generated from sales to distributors, system integrators, OEMs in North America, Europe and the United Kingdom.

We have continued our efforts to increase sales to existing and new customers, and continue our strategy to manufacture our products in the Far East. Until revenues increase to a sufficient amount to offset our expenses, we anticipate that we will continue to experience net losses for the near future. We believe that our cash will be sufficient to fund those losses for the near future.

In February 2005, the Company signed on a $250,000 convertible note ("the Note") agreement with Telkoor Telecom Ltd.("Telkoor"), a major stockholder in the company. In accordance with the aforementioned agreement, the Company is obligated to repay Telkoor the amount of $250,000 on the 10th business day after the release of its financial results for the year ended December 31, 2005. The conversion price of the Note is $1.06, which was the quoted market price of the Company's Common stock on the date the Note was approved and signed. In accordance with the guidelines of APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF Issue No. 00-27, "Application of issue No. 98-5 to Certain Convertible Instruments", the Company has determined the date of approving and signing the agreement as the commitment date and since the conversion price was equal to the market price of the company's Common stock at that date, the Note had no beneficial conversion feature.

THREE AND SIX MONTHS ENDED JUNE 30, 2005, COMPARED TO JUNE 30, 2004

REVENUES
Total revenues increased by 6.7% to $2,283,000 for the three months ended June 30, 2005, from $2,139,000 for the three months ended June 30, 2004.

Revenues from the domestic operations of DPC increased 5.6% to $1,131,000 for the second quarter ended June 30, 2005, from $1,071,000 for the second quarter ended June 30, 2004. Revenues from the Company's European operations of DPL increased 7.9% to $1,152,000 for the second quarter ended June 30, 2005, from $1,068,000 for the second quarter ended June 30, 2004. The revenue increase in the second quarter of 2005 is mainly due to increase in sales of military products.

For the six months ended June 30, 2005, revenues increased by 6.3% to $4,218,000 from $3,968,000 for the six months ended June 30, 2004. Revenues attributed to the domestic operations of DPC increased by 13.3% to $2,101,000 from $1,855,000 for the six months ended June 30, 2004. The increase in revenue from the domestic operations of DPC is mainly due to higher sales of our new products and military products. Revenues from the Company's European operations of DPL were $2,117,000 for the six months ended June 30, 2005, approximately at the same level of $2,113,000 for the same period last year.

GROSS MARGINS
Gross margins were 28.0% for the three months ended June 30, 2005, compared to 24.7% for the three months ended June 30, 2004. The increase in gross margins can be primarily attributed to the increase use of lower cost contract manufacturers in the Far East. Gross margins were 29.6% for the six months ended June 30, 2005 compared to 24.3 % for the six months ended June 30, 2004. The increase in gross margins can be primarily attributed to increase use of lower cost contract manufacturers in the Far East.

ENGINEERING AND PRODUCT DEVELOPMENT
Engineering and product development expenses were 4.3% of revenues for the three months ended June 30, 2005, and 7.2% for the three months ended June 30, 2004. Engineering and product development expenses were 5.3% of revenues for the six months ended June 30, 2005, compared to 7.4% of revenues for the six months ended June 30, 2004.

SELLING AND MARKETING
Selling and marketing expenses were 14.2% of revenues for the three months ended June 30, 2005, compared to 14.9% for the three months ended June 30, 2004. In absolute dollars, the selling and marketing expenditures remained at approximately the same level. Selling and marketing expenses were 16.1% of revenues for the six months ended June 30, 2005, compared to 15.7% for the six months ended June 30, 2004. In absolute dollars, the selling and marketing expenditures increased by $58,000. The increase in selling and marketing were primarily due to new hires, and travel expenses as part of our efforts to increase sales.

GENERAL AND ADMINISTRATIVE
General and administrative expenses were 10.0% of revenues for the three months ended June 30, 2005, compared to 12.9% for the three months ended June 30, 2004. General and administrative expenses were 12.5% of revenues for the six months ended June 30, 2005, compared to 14.0% for the six months ended June 30, 2004. The decrease in general and administrative expenses is mainly due to reductions in use of outside services.

FINANCIAL INCOME
Financial expense net was $77,000 for the three months ended June 30, 2005, compared to financial expense net of $30,000 for the three months ended June 30, 2004. The financial expense resulted mainly from the exchange rate fluctuation. Financial expense was $88,000 for the six months ended June 30, 2005, compare to financial income of $2,000 for the six months ended June 30, 2004. Financial expense resulted mainly from the exchange rate fluctuation.

NET LOSS
For the three months ended June 30, 2005, the Company had net loss of $89,000 compared to a net loss of $251,000 for the three months ended June 2004. The net loss decrease is mainly due to the increase in revenues, increase in gross margin and decrease of operating expenses. Net loss for the six months ended June 30, 2005 decrease to $272,000 compared to $503,000 for the six months ended June 30, 2004. The net loss decrease is mainly due to increase in sales and increase in gross margin.

LIQUIDITY AND CAPITAL RESOURCES
On June 30, 2005, the Company had cash, cash equivalents $1,047,000 and working capital of $2,164,000. This compares with cash and cash equivalents of $1,124,000 and working capital of $2,739,000 at June 30, 2004. The decrease in working capital is mainly due to operating losses.

Cash used in operating activities for the Company totaled $561,000 for the six months ended June 30, 2005, compared to cash used in operating activities of $417,000 for the six months ended June 30, 2004. Cash used in investing activities was $10,000 for the six months ended June 30, 2005, compared to $12,000 for the six months ended June 30, 2004.

The Company has an available line of credit with Silicon Valley Bank ("SVB"). The Company can borrow up to $1,200,000 against eligible accounts receivable and other financial covenants. The rate for this line of credit would be at Silicon Valley Bank's prime rate plus 1.75%. In order to utilize the line of credit, the Company is required to maintain certain ratios and be in compliance with other covenants. As of June 30, 2005, the Company has not utilized its line of credit.

The Company believes it has adequate resources at this time to continue its promotional efforts to increase sales in the electronic industry market. However, if the Company does not meet those goals, it may have to raise money through debts or equity, which may dilute shareholder's equity.

AMEX LISTING
On May 3, 2005, the Company received a written notice from the American Stock Exchange ("the AMEX"), advising that the Company was not in compliance with the AMEX's listing requirements. In order to maintain its AMEX listing the Company submitted on June 3, 2005 a recovery plan which was accepted by AMEX and the Company will be able to continue its listing during the plan period, subject to AMEX's periodic reviews. If the Company is not in compliance with the listing standards at the end of such 18 months period or fails the periodic reviews, the AMEX will initiate delisting proceedings.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On April 2, 2003, a claim was filed against the Company by Tek-Tron Enterprises Inc. ("Tek-Tron"). In April 2004, the Company signed a settlement agreement with Tek-Tron according to which the Company paid $ 90,000 and returned certain disputed inventory for a full release. The settlement agreement allowed Tek-Tron to seek arbitration limited to the sum of $ 50,000 in case the parties do not agree on a resolution regarding the returned inventory. Tek-Tron initiated arbitration against the Company for $ 50,000 plus legal fees. The arbitration hearing was held on May 2, 2005, and Tek-Tron was awarded $ 5,000 in damages and no legal fees. Tek-Tron filed an appeal of the arbitration, and in response, the Company filed a petition to enforce the settlement agreed. The Company's management and attorney believe that Tek-Tron's appeal lacks merit and will be rejected.

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

(b) Reports on Form 8-K

The Company filed the following reports

Date of Report       Date of Event          Item reported

May 16, 2005         May 16, 2005           Financial Results for First Quarter
June 28, 2005        June 28, 2005          Notice of Delisting or Failure to
                                            Satisfy a Continued Listing Rule or
                                            Standard; Transfer of Listing

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DIGITAL POWER CORPORATION
                                       (Registrant)



                                       /s/ Jonathan Wax
Date:  8/15/2005                       --------------------------
                                       Jonathan Wax
                                       Chief Executive Officer
                                       (Principal Executive Officer)


                                      /s/ Leo Yen
Date:  8/15/2005                      ----------------------------
                                      Leo Yen
                                      Chief Financial Officer
                                      (Principal Financial Officer)