Form 10QSB
period 2005-09-30
DIGITAL POWER CORP
filed 2005-11-21
CIK 896493

================================================================================

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

                         COMMISSION FILE NUMBER  1-12711

                            DIGITAL POWER CORPORATION
        (Exact name of small business issuer as specified in its charter)

                 California                               94-1721931
       -------------------------------               -------------------
       (State or other jurisdiction of                 (IRS Employer
       incorporation or organization)                Identification No.)

                  41920 Christy Street, Fremont, CA 94538-3158
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (510) 657-2635
                           ---------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes [X]  No [ ]

Number of shares of common stock outstanding as of November 8, 2005, 6,161,859

================================================================================

                            DIGITAL POWER CORPORATION

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                            AS OF SEPTEMBER 30, 2005

                                 IN U.S. DOLLARS

                                    UNAUDITED

                                      INDEX

                                                                        PAGE
                                                                       -------
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

[LOGO OF ERNST & YOUNG]

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                          TO THE BOARD OF DIRECTORS OF

                            DIGITAL POWER CORPORATION

       We have reviewed the accompanying consolidated balance sheet of Digital Power Corporation ("the Company") and its subsidiary as of September 30, 2005, and the related consolidated statements of operations for the nine-month and three-month periods ended September 30, 2005 and 2004, changes in shareholders' equity for the nine-month period ended September 30, 2005, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004. These financial statements are the responsibility of the Company's management.

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


Tel-Aviv, Israel                                  KOST FORER GABBAY & KASIERER
November 15, 2005                               A Member of Ernst & Young Global

                                                       DIGITAL POWER CORPORATION

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

U.S. DOLLARS IN THOUSANDS

                                                         SEPTEMBER 30,
                                                             2005
                                                         -------------
                                                           Unaudited
                                                         -------------
ASSETS

 CURRENT ASSETS:
   Cash and cash equivalents                             $       1,147
   Restricted cash                                                 281
   Trade receivables, net of allowance for doubtful
    accounts of $ 56 at September 30, 2005                       1,700
   Prepaid expenses and other current assets                       140
   Inventories                                                   2,227
                                                         -------------

 Total current assets                                            5,495
 -----                                                   -------------

 LEASE DEPOSITS                                                     18
                                                         -------------

 PROPERTY AND EQUIPMENT, NET                                       191
                                                         -------------

 Total assets                                            $       5,704
 -----                                                   =============

The accompanying notes are an integral part of the consolidated financial statements.

                                                       DIGITAL POWER CORPORATION

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

                                                         SEPTEMBER 30,
                                                             2005
                                                         -------------
                                                           Unaudited
                                                         -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                       $       1,777
  Related party - trade payables account                           476
  Deferred revenues                                                363
  Other current liabilities                                        377
  Convertible note (Note 4)                                        250
                                                         -------------

Total current liabilities                                        3,243
-----                                                    -------------

SHAREHOLDERS' EQUITY:
  Series A Redeemable, Convertible Preferred shares no
   par value: 500,000 shares authorized; 0 shares
   issued and outstanding at September 30, 2005                      -
  Preferred shares, no par value: 1,500,000 shares
   authorized; 0 shares issued and outstanding at
   September 30, 2005                                                -
  Common shares, no par value: 10,000,000 shares
   authorized; 6,161,859 shares issued and
   outstanding at September 30, 2005                            11,036
  Additional paid-in capital                                     2,227
  Deferred stock compensation                                       (8)
  Accumulated deficit                                          (10,780)
  Accumulated other comprehensive loss                             (14)
                                                         -------------

 Total shareholders' equity                                      2,461
 -----                                                   -------------

 Total liabilities and shareholders' equity              $       5,704
 -----                                                   =============

The accompanying notes are an integral part of the consolidated financial statements.

                                                       DIGITAL POWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

                                                          NINE MONTHS ENDED           THREE MONTHS ENDED
                                                            SEPTEMBER 30,               SEPTEMBER 30,
                                                      -------------------------   -------------------------
                                                         2005          2004          2005          2004
                                                      -----------   -----------   -----------   -----------
                                                                            Unaudited
                                                      -----------------------------------------------------
Revenues                                              $     7,187   $     6,158   $     2,969   $     2,190
Cost of revenues                                            5,090         4,673         2,120         1,669
                                                      -----------   -----------   -----------   -----------

Gross profit                                                2,097         1,485           849           521
                                                      -----------   -----------   -----------   -----------

Operating expenses:
  Engineering and product development                         374           449           151           157
  Selling and marketing                                       999           947           319           325
  General and administrative                                  797           811           268           256
                                                      -----------   -----------   -----------   -----------

Total operating expenses                                    2,170         2,207           738           738
-----                                                 -----------   -----------   -----------   -----------

Operating income (loss)                                       (73)         (722)          111          (217)
Financial income (expenses), net                              (87)           (5)            1            (7)
Other expenses                                                  -            (6)            -            (6)
                                                      -----------   -----------   -----------   -----------

Net income (loss)                                     $      (160)  $      (733)  $       112   $      (230)
                                                      ===========   ===========   ===========   ===========

Basic net earnings (loss) per share                   $     (0.03)  $     (0.13)  $      0.02   $     (0.04)
                                                      ===========   ===========   ===========   ===========

Diluted net earnings (loss) per share                 $     (0.03)  $     (0.13)  $      0.02   $     (0.04)
                                                      ===========   ===========   ===========   ===========

Weighted average number of shares used in
 computing basic net earnings (loss) per share          6,161,859     5,772,868     6,161,859     6,121,096
                                                      ===========   ===========   ===========   ===========

Weighted average number of shares used in
 computing diluted net earnings (loss) per share        6,161,859     5,772,868     6,183,665     6,121,096
                                                      ===========   ===========   ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                                       DIGITAL POWER CORPORATION

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

                                                                                             ACCUMULATED     TOTAL        TOTAL
                               COMMON SHARES       ADDITIONAL     DEFERRED                     OTHER        COMPRE-      SHARE-
                           ---------------------    PAID-IN       STOCK       ACCUMULATED   COMPREHENSIVE   HENSIVE      HOLDERS'
                            NUMBER       AMOUNT     CAPITAL    COMPENSATION     DEFICIT     INCOME (LOSS)    LOSS        EQUITY
                           ---------  ----------  -----------  ------------   -----------   -------------   ---------   ---------
Balance as of              6,161,859  $   11,036  $    2,227   $        (13)  $   (10,620)  $          75               $   2,705
 January 1, 2005

  Amortization of
   deferred stock
   compensation related
   to options granted to
   an employee                     -           -           -              5             -               -                       5
  Comprehensive loss:
    Net loss                       -           -           -              -          (160)              -   $    (160)       (160)
    Foreign currency
     translation
     adjustments                   -           -           -              -             -             (89)        (89)        (89)
                           ---------  ----------  ----------   ------------   -----------   -------------   ---------   ---------

  Total comprehensive
   loss                                                                                                     $    (249)
                                                                                                            =========
Balance as of
 September 30, 2005
   (unaudited)             6,161,859  $   11,036  $    2,227   $         (8)  $   (10,780)  $         (14)              $   2,461
                           =========  ==========  ===========  ============   ===========   =============               =========

The accompanying notes are an integral part of the consolidated financial statements.

                                                       DIGITAL POWER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

U.S. DOLLARS IN THOUSANDS

                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                                -----------------------
                                                                                   2005         2004
                                                                                ----------   ----------
                                                                                       Unaudited
                                                                                -----------------------
Cash flows from operating activities:
-------------------------------------
  Net loss                                                                      $     (160)  $     (733)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation                                                                        64           79
    Loss on sale of property and equipment                                               -            6
    Compensation related to options granted to an employee                               5           10
    Increase in trade receivables                                                      (52)          (4)
    Decrease (increase) in prepaid expenses and other current assets                    25          (65)
    Decrease (increase) in inventories                                                (795)         168
    Increase in accounts payable                                                       538          224
    Increase (decrease) in  deferred revenues and other current liabilities             46         (286)
                                                                                ----------   ----------

Net cash used in operating activities                                                 (329)        (601)
                                                                                ----------   ----------
Cash flows from investing activities:
-------------------------------------
  Restricted cash                                                                      (50)          65
  Purchase of property and equipment                                                   (21)         (22)
  Proceeds from sale of property and equipment                                           -            3
                                                                                ----------   ----------

Net cash provided by (used in) investing activities                                    (71)          46
                                                                                ----------   ----------
Cash flows from financing activities:
-------------------------------------
  Proceeds from issuance of Common shares                                                -          743
  Proceeds from a convertible note                                                     250            -
  Exercise of options granted to an employee                                             -            7
                                                                                ----------   ----------

Net cash provided by financing activities                                              250          750
                                                                                ----------   ----------

Effect of exchange rate changes on cash and cash equivalents                           (26)           4
                                                                                ----------   ----------

Increase (decrease) in cash and cash equivalents                                      (176)         199
Cash and cash equivalents at the beginning of the period                             1,323        1,050
                                                                                ----------   ----------

Cash and cash equivalents at the end of the period                              $    1,147   $    1,249
                                                                                ==========   ==========

The accompanying notes are an integral part of the consolidated financial statements

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

                     The accompanying unaudited consolidated financial statements as of September 30, 2005 and for the nine-month periods ended September 30, 2005 and 2004 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of the financial condition and results of operations, contained in the Company Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The results of operations for the nine-month period ended September 30, 2005 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2005.

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

                     Under Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123") pro forma information regarding net earnings (loss) and net earnings (loss) per share is required and has been determined as if the Company had accounted for its employee options under the fair value method of that statement.

                                                       DIGITAL POWER CORPORATION

                     The fair value for options granted in the nine months ended September 30, 2005 and 2004 is amortized over their vesting period and estimated at the date of grant using a Black-Scholes options pricing model with the following assumptions:

                                                          NINE MONTHS ENDED        THREE MONTHS ENDED
                                                            SEPTEMBER 30,             SEPTEMBER 30,
                                                       -----------------------   -----------------------
                                                          2005         2004         2005         2004
                                                       ----------   ----------   ----------   ----------
                                                                           Unaudited
                                                       -------------------------------------------------
                     Dividend yield                             0%           0%           -            -
                     Expected volatility                      103%    107%-111%           -            -
                     Risk-free interest                         4%      3%-3.5%           -            -
                     Expected life of up to               7 years    5-7 years            -            -

                     The following table illustrates the effect on net loss and loss per share as if the fair value method had been applied to all outstanding and unvested awards in each period:

                                                          NINE MONTHS ENDED        THREE MONTHS ENDED
                                                            SEPTEMBER 30,             SEPTEMBER 30,
                                                       -----------------------   -----------------------
                                                          2005         2004         2005         2004
                                                       ----------   ----------   ----------   ----------
                                                                           Unaudited
                                                       -------------------------------------------------
                     Net income (loss) available to
                        Ordinary shares - as
                        reported                       $     (160)  $     (733)  $      112   $     (230)
                     Add - stock-based employee
                        compensation - intrinsic
                        value                                   5           10            2            1
                     Deduct - stock-based employee
                        compensation -fair value              (99)        (143)         (33)         (28)
                                                       ----------   ----------   ----------   ----------

                     Pro forma net income (loss)       $     (254)  $     (866)  $       81   $     (257)
                                                       ==========   ==========   ==========   ==========

                     Basic net earnings (loss) per
                        share, as reported             $    (0.03)  $    (0.13)  $     0.02   $    (0.04)
                                                       ==========   ==========   ==========   ==========
                     Proforma basic net earnings
                        (loss) per share               $    (0.04)  $    (0.15)  $     0.01   $    (0.04)
                                                       ==========   ==========   ==========   ==========
                     Diluted net earnings (loss)
                        per share, as reported         $    (0.03)  $    (0.13)  $     0.02   $    (0.04)
                                                       ==========   ==========   ==========   ==========
                     Proforma diluted net earnings
                        (loss) per share               $    (0.04)  $    (0.15)  $     0.01   $    (0.04)
                                                       ==========   ==========   ==========   ==========

                                                       DIGITAL POWER CORPORATION

NOTE 3:-      INVENTORIES

                                                       SEPTEMBER 30,
                                                           2005
                                                       -------------
                                                         Unaudited
                                                       -------------
              Raw materials, parts and supplies        $         472
              Work in progress                                   422
              Finished products                                1,333
                                                       -------------
                                                       $       2,227
                                                       =============

NOTE 4:-      CONVERTIBLE LOAN

              In February 2005, the Company entered into a convertible loan agreement with Telkoor, according to which Telkoor loaned a $ 250 interest free convertible note to be paid on the tenth business day after the Company announced its financial results for 2005. The note may be converted into Common shares at a rate of $ 1.06 per share, which is equal to the quoted market price of the Company's Common stock on the date the Note was approved and signed. Automatic conversion shall occur if the Company meets its set budget for 2005. In accordance with the guidelines of APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Instruments", and EITF Issue No. 00-27, "Application of issue No. 98-5 to Certain Convertible Instruments", the Company has determined the Note had no beneficial conversion feature since the conversion price was equal to the quoted market price of the Company's Common stock at the date the note was approved and signed.

NOTE 5:-      COMMITMENTS AND CONTINGENT LIABILITIES

              a. Pending litigation:

                     On April 2, 2003, a claim was filed against the Company by Tek-Tron Enterprises Inc. ("Tek-Tron"). In April 2004, the Company signed a settlement agreement with Tek-Tron according to which the Company paid $ 90 and returned certain disputed inventory for a full release. The settlement agreement allowed Tek-Tron to seek arbitration limited to the sum of $ 50 in case the parties do not agree on a resolution regarding the returned inventory. Tek-Tron initiated arbitration against the Company for $ 50 plus legal fees. The arbitration hearing was held on May 2, 2005, and Tek-Tron was awarded $ 5 in damages and no legal fees. Tek-Tron filed an appeal of the arbitration, and in response, the Company filed a petition to enforce the settlement agreed. On October 31, 2005, the Company has been notified that Tek-Tron would be withdrawing its arbitration appeal, and dismissing this matter formally and finally. We are waiting receipt of the official dismissal paper.

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

                                                       DIGITAL POWER CORPORATION

NOTE 6:-      EVENTS DURING THE PERIOD

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

              During the quarter, no compensation expenses were recorded in the financial statements due to immateriality.

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

              The following data presents the revenues, expenditures and other operating data of the Company's geographic operating segments:

                                                              NINE MONTHS ENDED SEPTEMBER 30, 2005
                                                                           (unaudited)
                                                       ---------------------------------------------------
                                                          DPC          DPL       ELIMINATIONS     TOTAL
                                                       ----------   ----------   ------------   ----------
              Revenues                                 $    3,373   $    3,814   $          -   $    7,187
              Intersegment revenues                           629            -           (629)           -
                                                       ----------   ----------   ------------   ----------
              Total revenues                           $    4,002   $    3,814   $       (629)  $    7,187
                                                       ==========   ==========   ============   ==========

              Depreciation expenses                    $       16   $       48   $          -   $       64
                                                       ==========   ==========   ============   ==========

              Operating income (loss)                  $     (101)  $       28   $          -   $      (73)
                                                       ==========   ==========   ============   ==========

              Financial expenses, net                                                           $      (87)
                                                                                                ==========

              Net loss                                 $      (92)  $      (68)  $          -   $     (160)
                                                       ==========   ==========   ============   ==========

              Expenditures for segment assets at
                 September 30, 2004                    $       19   $        2   $          -   $       21
                                                       ==========   ==========   ============   ==========

              Identifiable assets at September 30,
                 2004                                  $    2,140   $    3,564   $          -   $    5,704
                                                       ==========   ==========   ============   ==========

                                                       DIGITAL POWER CORPORATION

NOTE 7:-      SEGMENTS, MAJOR CUSTOMERS AND GEOGRAPHICAL INFORMATION (Cont.)

                                                              NINE MONTHS ENDED SEPTEMBER 30, 2004
                                                                           (unaudited)
                                                       ---------------------------------------------------
                                                          DPC          DPL       ELIMINATIONS     TOTAL
                                                       ----------   ----------   ------------   ----------
              Revenues                                 $    2,874   $    3,284   $          -   $    6,158
              Intersegment revenues                           613            -           (613)           -
                                                       ----------   ----------   ------------   ----------

              Total revenues                           $    3,487   $    3,284   $       (613)  $    6,158
                                                       ==========   ==========   ============   ==========

              Depreciation expenses                    $       23   $       56   $          -   $       79
                                                       ==========   ==========   ============   ==========

              Operating loss                           $     (452)  $     (270)  $          -   $     (722)
                                                       ==========   ==========   ============   ==========

              Financial expenses, net                                                           $       (5)
                                                                                                ==========

              Other expenses                                                                    $       (6)
                                                                                                ==========

              Net loss                                 $     (450)  $     (283)  $          -   $     (733)
                                                       ==========   ==========   ============   ==========

              Expenditures for segment assets at
                 September 30, 2004                    $       15   $        7   $          -   $       22
                                                       ==========   ==========   ============   ==========

              Identifiable assets at September 30,
                 2004                                  $    2,040   $    3,073   $          -   $    5,113
                                                       ==========   ==========   ============   ==========

                                                              THREE MONTHS ENDED SEPTEMBER 30, 2005
                                                                          (unaudited)
                                                       ---------------------------------------------------
                                                          DPC          DPL       ELIMINATIONS     TOTAL
                                                       ----------   ----------   ------------   ----------
              Revenues                                 $    1,272   $    1,697   $          -   $    2,969
              Intersegment revenues                           431            -           (431)           -
                                                       ----------   ----------   ------------   ----------

              Total revenues                           $    1,703   $    1,697   $       (431)  $    2,969
                                                       ==========   ==========   ============   ==========

              Depreciation expenses                    $        5   $       16   $          -   $       21
                                                       ==========   ==========   ============   ==========

              Operating income (loss)                  $      (10)  $      121   $          -   $      111
                                                       ==========   ==========   ============   ==========

              Financial income, net                                                             $        1
                                                                                                ==========

              Net income (loss)                        $       (6)  $      118   $          -   $      112
                                                       ==========   ==========   ============   ==========

              Expenditures for segment assets at
                 September 30, 2004                    $       11   $        -   $          -   $       11
                                                       ==========   ==========   ============   ==========

              Identifiable assets at September 30,
                 2004                                  $    2,140   $    3,564   $          -   $    5,704
                                                       ==========   ==========   ============   ==========

                                                       DIGITAL POWER CORPORATION

NOTE 5:-      SEGMENTS, MAJOR CUSTOMERS AND GEOGRAPHICAL INFORMATION (Cont.)

                                                              THREE MONTHS ENDED SEPTEMBER 30, 2005
                                                                          (unaudited)
                                                       ---------------------------------------------------
                                                          DPC          DPL       ELIMINATIONS     TOTAL
                                                       ----------   ----------   ------------   ----------
              Revenues                                 $    1,019   $    1,171   $          -   $    2,190
              Intersegment revenues                           196            -           (196)           -
                                                       ----------   ----------   ------------   ----------

              Total revenues                           $    1,215   $    1,171   $       (196)  $    2,190
                                                       ==========   ==========   ============   ==========

              Depreciation expenses                    $        8   $       21   $          -   $       29
                                                       ==========   ==========   ============   ==========

              Operating loss                           $      (93)  $     (124)  $          -   $     (217)
                                                       ==========   ==========   ============   ==========

              Financial expenses, net                                                           $       (7)
                                                                                                ==========

              Other expenses                                                                    $       (6)
                                                                                                ==========

              Net loss                                 $      (97)  $     (133)  $          -   $     (230)
                                                       ==========   ==========   ============   ==========

              Expenditures for segment assets at
                 September 30, 2004                    $        7   $        3   $          -   $       10
                                                       ==========   ==========   ============   ==========

              Identifiable assets at September 30,
                 2004                                  $    2,040   $    3,073   $          -   $    5,113
                                                       ==========   ==========   ============   ==========

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005, COMPARED TO SEPTEMBER 30, 2004

REVENUES
Total revenues increased by 35.6% to $2,969,000 for the three months ended September 30, 2005, from $2,190,000 for the three months ended September 30, 2004.

Revenues from the domestic operations of DPC increased 24.8% to $1,272,000 for the third quarter ended September 30, 2005, from $1,019,000 for the third quarter ended September 30, 2004. Revenues from the Company's European operations of DPL increased 44.9% to $1,697,000 for the third quarter ended September 30, 2005, from $1,171,000 for the third quarter ended September 30, 2004. The revenue increase in the third quarter of 2005 is mainly due to increase in sales of military products and new products.

For the nine months ended September 30, 2005, revenues increased by 16.7% to $7,187,000 from $6,158,000 from the nine months ended September 30, 2004. Revenues attributed to the domestic operations of DPC for the nine months ended September 30, 205, increased by 17.4% to $3,373,000 from $2,874,000 for the nine months ended September 30, 2004. The increase in revenue from the domestic operations of DPC is mainly due to higher sales of our new products and military products. Revenues from the Company's European operations of DPL for the nine months ended September 30, 2005 increased by 16.1% to $3,814,000 from $3,284,000 for the nine months ended September 30, 2004.

GROSS MARGINS
Gross margins were 28.6% for the three months ended September 30, 2005, compared to 23.8% for the three months ended September 30, 2004. The increase in gross margins can be primarily attributed to the increase use of lower cost contract manufacturers in the Far East. Gross margins were 29.2% for the nine months ended September 30, 2005 compared to 24.1% for the nine months ended September 30, 2004. The increase in gross margins can be primarily attributed to increase use of lower cost contract manufacturers in the Far East.

ENGINEERING AND PRODUCT DEVELOPMENT
Engineering and product development expenses were 5.1% of revenues for the three months ended September 30, 2005, and 7.2% for the three months ended September 30, 2004. In absolute dollars, the engineering expenses remained at approximately the same level. Engineering and product development expenses were 5.2% of revenues for the nine months ended September 30, 2005, compared to 7.3% of revenues for the nine months ended September 30, 2004.

SELLING AND MARKETING
Selling and marketing expenses were 10.7% of revenues for the three months ended September 30, 2005, compared to 14.8% for the three months ended September 30, 2004. In absolute dollars, the selling and marketing expenditures remained at approximately the same level. Selling and marketing expenses were 13.9% of revenues for the nine months ended September 30, 2005, compared to 15.4% for the nine months ended September 30, 2004. In absolute dollars, the selling and marketing expenditures increased by $52,000. The increase in selling and marketing were primarily due to new hires, and travel expenses as part of our efforts to increase sales.

GENERAL AND ADMINISTRATIVE
General and administrative expenses were 9.0% of revenues for the three months ended September 30, 2005, compared to 11.7% for the three months ended September 30, 2004. General and administrative expenses were 11.1% of revenues for the nine months ended September 30, 2005, compared to 13.2% for the nine months ended September 30, 2004. In absolute dollars, the general and administrative expenditures remained at approximately the same level.

FINANCIAL INCOME (EXPENSES), NET
Financial income net was $1,000 for the three months ended September 30, 2005, compared to financial expense net of $7,000 for the three months ended September 30, 2004. Financial expense was $87,000 for the nine months ended September 30, 2005, compare to financial expense of $5,000 for the nine months ended September 30, 2004. Financial expense resulted mainly from the exchange rate fluctuation.

NET PROFIT (LOSS)
For the three months ended September 30, 2005, the Company had net profit of $112,000 compared to a net loss of $230,000 for the three months ended September 2004. The net profit is mainly due to the increase in revenues and increase in gross margin. Net loss for the nine months ended September 30, 2005 decrease to $160,000 compared to $733,000 for the nine months ended September 30, 2004. The net loss decrease is mainly due to increase in sales and increase in gross margin.

LIQUIDITY AND CAPITAL RESOURCES
On September 30, 2005, the Company had cash, and cash equivalents $1,147,000 and working capital of $2,252,000. This compares with cash and cash equivalents of $1,249,000 and working capital of $2,785,000 at September 30, 2004. The decrease in working capital is mainly due to operating losses.

Cash used in operating activities for the Company totaled $329,000 for the nine months ended September 30, 2005, compared to cash used in operating activities of $601,000 for the nine months ended September 30, 2004. Cash used in investing activities was $71,000 for the nine months ended September 30, 2005, compared to $46,000 cash provided for the nine months ended September 30, 2004.

The Company has an available line of credit with Silicon Valley Bank ("SVB"). The Company can borrow up to $1,200,000 against eligible accounts receivable and other financial covenants. The rate for this line of credit would be at Silicon Valley Bank's prime rate plus 1.75%. In order to utilize the line of credit, the Company is required to maintain certain ratios and be in compliance with other covenants. As of September 30, 2005, the Company has not utilized its line of credit.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On April 2, 2003, a claim was filed against the Company by Tek-Tron Enterprises Inc. ("Tek-Tron"). In April 2004, the Company signed a settlement agreement with Tek-Tron according to which the Company paid $90,000 returned certain disputed inventory for a full release. The settlement agreement allowed Tek-Tron to seek arbitration limited to the sum of $50,000 on case the parties do not agree on a resolution regarding the returned inventory. Tek-Tron initiated arbitration against the Company for $50,000 plus legal fees. The arbitration hearing was held on May 2, 2005, and Tek-Tron was awarded $5,000 in damages and no legal fees. Tek-Tron filed an appeal of the arbitration, and in response, the Company filed a petition to enforce the settlement agreed. On October 31, 2005, the Company have been notified that Tek-Tron would be withdrawing its arbitration appeal, and dismissing this matter formally and finally. We are waiting receipt of the official dismissal paper.

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

(b) Reports on Form 8-K

The Company filed the following reports

Date of Report    Date of Event     Item reported
---------------   ---------------   -------------------------------------------
August 16, 2005   August 16, 2005   Financial Results for Second Quarter
July 14, 2005     July 14, 2005
July 6, 2005      July 6, 2005      Amex approval Digital Power's recovery plan

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DIGITAL POWER CORPORATION
                                    (Registrant)

                                    /s/ Jonathan Wax
Date:  11/15/2005                   -------------------------------------------
                                    Jonathan Wax
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                                    /s/ Leo Yen
Date:  11/15/2005                   -------------------------------------------
                                    Leo Yen
                                    Chief Financial Officer
                                    (Principal Financial Officer)