Form 10KSB
period 2005-12-31
DIGITAL POWER CORP
filed 2006-03-23
CIK 896493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the fiscal year ended December 31, 2005

Commission File Number 1-12711

DIGITAL POWER CORPORATION
(Name of small business issuer in its charter)

California	3679	94-1721931

(State or other jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
Incorporation or organization)	Classification Code)	Identification No.)

41920 Christy Street, Fremont, California 94538-3158

(Address of principal executive offices)

510-657-2635

(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock	American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class

None

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Revenues for the year ended December 31, 2005, were $10,856,000

As of March 9, 2006, the aggregate market value of the voting common stock held by non-affiliates was approximately $3,866,000 based on the closing price of $1.16 per share.

As of March 9, 2006, the number of shares of common stock outstanding was 6,361,859

Documents Incorporated by Reference.

The information required by Items 9, 10, 11, 12 and 14 of Part III are incorporated by reference to the Company’s proxy statement, which will be filed within 120 days of the issuer’s year-end.

DIGITAL POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          As used in this annual report, the terms “we,” “us,” “our,” Company,” “Digital,” or “Digital Power,” mean Digital Power Corporation and its subsidiaries unless otherwise indicated.

          With the exception of historical facts stated herein, the following discussion may contain forward-looking statements regarding events and financial trends, which may affect Digital Power’s future operating results and financial position.  Such statements are subject to risks and uncertainties that could cause Digital Power’s actual results and financial position to differ materially from those anticipated in such forward-looking statements.  Factors that could cause actual results to differ materially include, in addition to other factors identified in this report, the fact that we have experienced losses from our operations, that the power supply industry, in general, has experienced an economic downturn, and our dependence on our manufacturing subcontractor, primarily in China.  All these factors are set forth in more detail in the sections entitled: “Certain Considerations” and “Management’s Discussion and Analysis or Plan of Operation” herein.  Readers of this report are cautioned not to put undue reliance on forward- looking statements, which are, by their nature, uncertain indicators of future performance.  Digital Power disclaims any intent or obligation to publicly update these forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

General

          Digital Power Corporation designs, develops, manufactures, markets, and sells switching power supplies to industrial, telecommunication, data communication, medical, and military industries. We are a California corporation originally formed in 1969.  Our corporate office, which contains our administrative, sales, and engineering functions, is located in Fremont, California.  In addition, the Company has a wholly-owned subsidiary, Digital Power Limited (“DPL”), located in Salisbury, England, which designs, manufactures, and sells products for the European marketplace, including power conversion products for naval and military applications and DC/AC inverters for the telecommunications industry, under the label Gresham Power Electronics.

          We primarily sell our switching power supplies to industrial, telecommunication, data communication, medical, and military industries both in North America and Europe.  These industries have experienced pricing pressure that has adversely affected our operations and financial condition.  As a result, we incurred an operating loss during the first half of the year ended December 31, 2005.  The Company moved all its production to a Chinese subcontractor offering lower prices with shorter lead-times, and to Telkoor Telecom Ltd. (“Telkoor”), an Israeli Manufacturer and a major shareholder holding 43% of the outstanding shares of DPC.  Telkoor manufactures at longer lead times and at higher ‘total costs’ in comparison to the Chinese manufacturing partners.

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

          Power supplies satisfy these issues of allocation and protection by (i) converting alternating current (AC) electricity into direct current (DC); (ii) dividing a single input voltage into distinct and isolated output voltages; and (iii) regulating and maintaining such output voltages within a narrow range of values.

          Products, which convert AC from a primary power source into DC, are generally referred to as “power supplies” and commonly referred to as AC/DC power supplies.  Products, which convert one level of DC voltage into a higher or lower level of DC voltage, are generally referred to as “DC/DC converters.”  “Switching” power supplies are distinguished from “linear” power supplies by the manner and efficiency with which the power supplies “step down” voltage levels.  A linear power supply converts an unregulated DC voltage to a lower regulated voltage by “throwing away” the difference between the two voltages as heat.  Consequently, the linear power supply is inherently inefficient – typically, only 45% efficient for a 5V output regulator.  By contrast, a switching power supply converts an unregulated DC voltage to a lower regulated voltage by storing the voltage difference in a magnetic field.  When the magnetic field grows to a pre-determined level, the unregulated DC is switched off and the output power is provided by the energy stored in the magnetic field.  When the field is sufficiently depleted, the unregulated DC is switched on again to deliver power to the output, while the excess voltage is again stored in the magnetic field.  As a result, the switching power supply is more efficient than the linear power supply – typically, 75% efficient for a 5V output regulator.

          One of the great advantages of switching power supplies and our designs, which we secure through Telkoor, in addition to their higher efficiency, is their high power density, or power-to-volume ratio, making them smaller than those of our competitors.

          Another advantage of our power supply products is the flexibility of design.  We have designed the base model power supply products so that they can be quickly and economically modified and adapted to the specific power supply needs of any OEM.  This “flexibility” approach has allowed us to provide samples of modified power supplies to OEM customers in only a few days after initial consultation, an important capability given the emphasis placed by OEMs on “time to market.” This “flexibility” approach also results in very low non-recurring engineering (NRE) expenses.  Because of reduced NRE expenses, we do not generally charge our original equipment manufacturer (“OEM”) customers for NRE related to tailoring a power supply to a customer’s specific requirements.  This gives us an advantage over our competitors, many of whom do charge their customers for NRE expenses.  Our marketing strategy is to exploit this combination of high power density, design flexibility, and short time-to-market to win an increasing share of the power supply market.

          In addition to the line of proprietary products offered, and in response to requests from OEMs, we also provide “value-added services.”  The term “value-added services” refers to our incorporation of an OEM’s selected electronic components, enclosures, and cable assemblies with our power supply products to produce a power subassembly that is compatible with the OEM’s own equipment, and specifically tailored to meet the OEM’s needs.  We purchase parts and components that the OEM itself would otherwise attach to, or integrate with, our power supply, and we provide the OEM with that integration and installation service, thus saving the OEM time and money.  We believe that this value-added service is well suited to those OEMs who wish to reduce their vendor base, and minimize their investment in manufacturing that leads to increased fixed costs.  Based on the value-added services, the OEMs do not need to build assembly facilities to manufacture their own power subassemblies and thus are not required to purchase individual parts from many vendors.

          Historically, as a result of our strategic collaboration with Telkoor, we were awarded an initial $1.6 million contract in 2004 for a military avionics application. The majority of the revenue generated from this contract was recognized in 2005 and will be completed in the first quarter of 2006.

Telkoor Telecom Ltd.

          Telkoor is a corporation organized and headquartered in Israel.  It is primarily engaged in developing; marketing, and selling power supplies and power systems for the Commercial and Military Markets.  Consistent with our total cost reduction efforts, and taking advantage of Telkoor’s strong engineering team, we have and will continue to utilize Telkoor to assist us in new product development.  Further, during the year ended December 31, 2005, we made significant progress in penetrating the United States and European markets with Telkoor’s products.  This effort generated sales of approximately 36% of our revenues for 2005.  We intend to continue to sell Telkoor’s products in the future to supplement our line of products.

          In April 2005, the Company granted 70,000 options to Telkoor’s employees. The Company had accounted for its options to Telkoors’ employees under the fair value method of SFAS No. 123 and EITF 96-18. Those options vest primarily over four years. The fair value for these options was estimated using a Black-Scholes option-pricing model with the following weighted average assumptions for 2005: risk-free interest rates of 4.4%, dividend yields of 0%, volatility of 103.4%, and the contractual life of the options of 9.67 years. Compensation expenses of approximately $ 8,000 were recognized during the year ended December 31, 2005.

Digital Power Limited

          Digital Power Limited organized and headquartered in Salisbury, England, designs, manufactures, and distributes switching power supplies, uninterruptible power supplies, and power conversion and distribution equipment frequency converters for the commercial and military markets, under the name Gresham Power Electronics.  Uninterruptible power supplies (“UPS”) are devices that are inserted between a primary power source and the primary power input of the electronic equipment to be protected for the purpose of eliminating the effects of transient power anomalies or temporary outages.  A UPS consists of an inverter powered by a battery that is kept trickle-charged by rectified AC from an incoming power line.  In the event of a power interruption, the battery takes over without the loss of even a fraction of a cycle in the AC output of the UPS.  Frequency converters manufactured by DPL are used to convert a warship’s generated 60-cycle electricity supply to 400 cycles.  This 400-cycle supply is used to power critical equipment such as the ship’s gyro, compass, and weapons systems.  DPL also designs and manufactures Transformer Rectifiers for Naval use.  Typically, these provide battery supported back up for critical DC systems such as machinery and communications.  In addition, higher power rectifiers are used for helicopters on naval vessels.  DPL products, add diversity to our product line, provide greater access to the United Kingdom and European markets, and strengthen our engineering and technical resources.  For the year ended December 31, 2005, DPL contributed approximately 54% to our gross revenues.

The Market

          Geographically, we serve primarily the North American power electronics market with individual AC/DC power supplies and DC/DC converters ranging from 50 watts to 1200 watts of total output power.  DPL serves the United Kingdom and the European marketplace with AC/DC power supplies, uninterruptible power supplies, and frequency inverters.

Customers

          Our products are sold in North America through a network of manufacturers’ representatives and distributors.  Our customers can generally be grouped into five broad industries, consisting of the industrial, telecommunication, data communication, medical, and the military.  We have a current base of approximately 400 active customers, some of which are served through our distributors.

          DPL products are sold primarily in the UK and in Europe.  The Company has been particularly successful in securing an export market in Spain for its defense products.  In the UK, our main customers include the UK Ministry of Defense, BAE Systems, Babcock Defense, and Ultra Electronics.   In Mainland Europe, we sell directly to Navantia in Spain, Martin Lighting in Denmark and Elma in Germany. We sell power supplies through European distributors with our greatest strength lying with Germany and Scandinavia.

Strategy

          Our strategy is to be the supplier of choice to OEMs requiring high-quality power solutions where power density (size), rapid modification, and time-to-market are critical to business success.  Target market segments include the industrial, telecommunication, and data communication, medical, and military industries.  While many of these segments would be characterized as computer-related, we do not participate in the personal computer (PC) power supply market because of the low margins arising out of the high volume and extremely competitive nature of that market.

          We intend to continue our sales primarily to existing customers while simultaneously targeting sales to new customers.  We believe that our “flexibility and high density” power supplies allow customers a more effective choice between our products and products offered by other power supply competitors.  Our “flexibility and high density” series is designed around a standardized power platform, but allows the customer to specify output voltages tailored to its exact requirements within specific parameters.  Furthermore, OEMs are seeking power supplies with greater power density and higher efficiency.  Digital Power’s strategy in responding to this demand has been to offer increasingly smaller power supply units or packages.  OEMs typically had to settle for a standard power supply product with output voltages and other features predetermined by the manufacturer.  Alternatively, if the OEM’s product required a different set of power supply parameters, the OEM was forced to design this modification in-house, or pay a power supply manufacturer for a custom product.  Because custom-designed power supplies are development-intensive and require a great deal of time to design, develop, and manufacture, typically only OEMs with significant volume requirements can economically justify the expense and delay associated with in-house production.  Furthermore, since virtually every power conversion product intended for use in commercial applications requires certain independent safety agency testing at considerable expense, such as by Underwriters Laboratories, an additional barrier is presented to the smaller OEM.  By offering OEM customers a new choice with Digital Power’s “flexibility and high density” power supplies, we believe we have an advantage over our competitors.

Products and Products Strategy

          We have eleven series of base designs from which thousands of individual models can be produced.  Each series has its own printed circuit board (PCB) layout that is common to all models within the series, regardless of the number of output voltages (typically one to four) or the rating of the individual output voltages.  Simply changing the power transformer construction and a small number of output components can produce a broad range of output ratings, from 2.0 volts to 48 volts.  Designers of electronic systems can determine their total power requirements only after they have designed the system’s electronic circuitry and selected the components to be used in the system.  Because the designer has a finite amount of space for the system and may be under competitive pressure to further reduce its size, a burden is placed on the power supply manufacturer to maximize the power density of the power supply.  A typical power supply consists of a PCB, electronic components, a power transformer and other electromagnetic components, and a sheet metal chassis.  The larger components are typically installed on the PCB by means of pin-through-hole assembly where the components are inserted into pre-drilled holes and soldered to electrical circuits on the PCB.  Other components can be attached to the PCB by surface mount interconnection technology (SMT), which allows for a reduction in board size because the holes are eliminated and components can be placed on both sides of the board.  Our US100 series is an example of a product using this manufacturing technology.

          Digital Power’s “flexibility and high density” concept applies to all of our EF175/200, EF300/400, cpci, Strongbox, US, UP/SP, DP, and UPF product series.  Generally a common printed circuit board is usually shared by each model in a particular family, resulting in a reduction in parts inventory while allowing for rapid modifiability into thousands of output combinations.  The following is a description of our primary products.

          Four of our product offerings resulting from our strategic relationship with Telkoor is: the eF’s series,  CPCI’s series, Strong Box series, and custom products.

          The new 3.6KW Strongbox® is a single output front end with I2C data bus. It features 3 x 1200 watt cassettes.  The Strongbox is available in 24V and 48V outputs with active power factor correction.

          The EF series are high-density open frame power supplies, which most commonly come in 12,24 and 48 volt options with power factor correction.

          The CPCI series are high-density enclosed central power supplies, which most commonly come in 5, 12, 24, and 48-volt options with power factor correction.

          The US50 series of power supplies consists of compact, economical, high efficiency, open frame switchers that deliver up to 50 watts of continuous power, or 60 watts of peak power, from one to four outputs.  The 90-264 VAC universal inputs allow them to be used worldwide without jumper selection.  Flexibility options include power good signal, an isolated V4 output, and UL544 (2nd Ed.) safety approval.  All US50 series units are also available in 24VDC, or 48VDC inputs.  This optional DC input unit (DP50 series) maintains the same pin-out, size, and mounting as the US50 series.

          The US70 series of power supplies is similar to the US50 series, a compact, economical, highly efficient, open frame switcher that delivers up to 65 watts with a 70-watt peak.  This unit is offered with one to four outputs, a universal input rated from 90 to 264 VAC, and is only slightly larger than the US50 series.  The US70 series is differentiated from competitive offerings by virtue of its smaller size, providing up to four outputs while competitors typically are limited to three outputs.  Flexibility options include cover, power good signal, an isolated V4 output, and UL544 (2nd Ed.) medical safety approval.  The DP70 is the same as the US70 except the input is 48 volts DC.  We also offer 24VDC input on this series where the model series changes to a DM.  This type of product is ideal for low profile systems, with the power supply measuring 3.2” x 5” x 1.5”.

          The US100/DP100 was the industry’s smallest 100-watt switcher when originally introduced.  Measuring only 5” x 3.3” x 1.5”, this series delivers up to 100 watts of continuous power, or 120 watt peak power, from one to four outputs.  The 90-264VAC universal input allows them to be used worldwide.  This product is ideal in applications where OEMs have upgraded their systems, requiring an additional 30-40 watts of output power, but being unable to accommodate a larger unit.  The US100 fits in the same form factor and does not require any tooling or mechanical changes by the OEM.  Flexibility options include a cover and adjustable post regulators on V3 and/or V4 outputs and UL2601-1 (2nd Ed.) medical safety approval.  Fully customized models are also available.  All US100 series units are also available with 12VDC, 24VDC, or 48 VDC inputs.  This optional DC input unit (DP100) maintains the same pin-out, size, and mounting as the US100 series.

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

          The UPF 300 watts delivers up to 300 watts from one or two outputs and also includes power factor correction and measures 8” x 4.5” x 2”.

DPL Products

          Gresham designs and manufactures a wide range of products for Naval applications.  These include:

          Static Frequency Converters – typically converts ship’s supply from 50/60Hz to 400Hz for gyros and weapons systems.  Power range is from 1kVA to 35kVA.

          DC Systems – converts main ship’s supply to 24VDC.  These systems normally supported by battery backup provide the vessel’s emergency DC supplies for machinery, communications, and other essential services.

          Transformer Rectifiers 28V to 400A.  Ratings of 10 and 15kVA provide DC power to enable the ship to start and service helicopters.  Gresham’s Transformers are in service with a number of Navy’s, including the Royal Navy, and are designated by Westland Helicopters in support of the Super Lynx.

          Inverters – 1kVA to 3.6 kVA typically convert DC to 440V 3phase 60 Hz for communications and emergency services.

          Circuit breaker monitoring and controls – modular system of controls for main circuit breakers based upon digital circuitry.  Modules available include over current, short circuit, low voltage, over and under frequency and an indicator module. Many are used in submarine service.

          Intelligent switch mode DC/DC power supplies in support of inboard submarine sonar.

          Filter boxes for secure communications.

          Navigation and signal panels – for the control and dimming of ship’s external navigation lights.

          DPL also manufactures a range of commercial inverters of its own design for telecoms applications. Rated at 250VA, 500VA, and 1kVA, these convert either 24V or 48V DC to AC.

          In addition to Digital Power and Telkoor products, DPL distributes a wide range of commercial uninterruptible power supplies.  Power ratings range from 500VA to 6kVA in a modular configurable range.  The Company also provides turnkey high power solutions for major business users.  Typically configured with generators for the support of substantial institutional systems, power ratings can extend to 300kVA

Manufacturing Strategy

          Consistent with our product flexibility strategy, we aim to maintain a high degree of flexibility in our manufacturing strategy through the use of strategically focused contract manufactures.  It is our belief that strategically focused contract manufacturers will meet our near term cost, delivery, and quality goals, while providing synergistic concepts.  In addition, we believe these relationships will eventually give us access to new markets and cross licensing arrangements that may be beneficial.  The competitive nature of the power supply industry has also placed continual downward pressure on selling prices.  In order to achieve our low cost manufacturing goals with labor intensive product, we also plan on continually increasing our supply base through the use of contract manufacturers in the Far East.  At present, our principal source in the Far East is Winco Power Technology (Winco).  In coordination with Telkoor, we are launching two additional contract manufacturers in China.  We are no longer subcontracting to a manufacturer located in Guadalajara, Mexico.

          We have contract manufacturing relationships with Winco to manufacture our products at facilities located in China on a turnkey basis.  Purchases from Winco are made pursuant to purchase orders.  For the year ended December 31, 2005, Digital Power purchased approximately 28% of its power supply requirements through Winco.  Our products are meeting the certification standards according to independent safety agency requirements.

Regulatory Requirements

          Digital Power and its manufacturing partners are required to meet applicable regulatory, environmental, emissions, safety or other requirements where specified by the customer and accepted by Digital Power or as required by local regulatory or legal requirements. In July of 2006, the industry will be phasing in RoHs and Weee requirements in most geographical markets with specific emphasis on consumer based products.  These requirements may require the use of new components or finish goods to be built with RoHs and Wee compliant components potentially rendering existing or down revision finish goods inventory and component inventory to risk of obsolescence. In addition, there is some speculation that RoHs and Wee compliant components may be subject to longer lead-times and higher prices in the near term as the industry transitions to these new requirements

Digital Power Limited Manufacturing

          DPL operates from a 25,000 sq. ft leased facility located in Salisbury U.K.  The equipment designed and manufactured in Salisbury is different from the power supplies produced in China.  Full assembly, test, and quality assurance take place in-house.

          Sales and service support staff for the European network of distributors for Digital Power products are located within the building together with other functions, such as Engineering and Administration.

Sales and Marketing

          Digital Power markets its products through a network of independent manufacturer’s representatives and distributors.  Each representative organization is responsible for managing sales in a particular geographic territory.  Generally, the representative has exclusive access to all potential customers in the assigned territory and is compensated by commissions at 5% of net sales after the product is shipped, received, and paid for by the customer.  Typically, either the representative organization or we may terminate the agreement with 30 days written notice.

          In certain territories, we have entered into agreements with distributors who buy and resell our products.  For the fiscal years ended December 31, 2005 and 2004, U.S. distributor sales accounted for 18.95% and 20.43%, respectively, of our total sales.  Over this same period, one distributor accounted for 13.01%, and 16.85%, respectively, of total sales.  In general, the agreements with distributors are subject to annual renewal and may be terminated upon 90 days written notice.  Although either party may terminate these agreements, in the event a distributor decides to terminate his agreement with us, we believe that we would be able to continue the sale of our products through direct sales to the customers of that distributor.  Usually the Company does not grant a right of return.  Revenues subject to certain stock rotation are deferred until the products are sold to the end customer or until the rotation rights expire.  Certain distributors are allowed, in the sixth month after the initial stock purchase, to rotate stock that has not been sold for other products.  This may be repeated each sixth month thereafter for 18 months, at no more than 25% of the distributor’s purchase during the previous six months.  For the past three years, stock rotations have not exceeded one percent of total sales.

          Our promotional efforts to date have included product data sheets, trade shows, and Internet Web sites.  Our future promotional activities will likely include space advertising in industry-specific publications, application notes, and enhancements to our existing Web sites.

          Our products are warranted to be free of defects for approximately twelve months from date of shipment. As of December 31, 2005, our warranty reserve was $73,000.

Competition

          The merchant power supply manufacturing industry is highly fragmented and characterized by intense competition.  Our competition includes hundreds of companies located throughout the world, some of whom have advantages over us in terms of labor and component costs, and some of who may offer products comparable in quality to ours.  Many of our competitors, including Power One, Artesyn (Emerson) Technologies, Inc., ASTEC (Emerson) America, Lambda Electronics, and Meanwell Power Supplies have substantially greater fiscal and marketing resources and geographic presence than we do.  If we are successful in increasing our revenues, competitors may notice and increase competition with our customers.  We also face competition from current and prospective customers who may decide to design and manufacture internally power supplies needed for their products.  Furthermore, certain larger OEMs tend to contract only with larger power supply manufacturers.  This factor could become more problematic to us if consolidation trends in the electronics industry continue and some of the OEMs to whom we sell our products are acquired by larger OEMs.  To remain competitive, management believes that we must continue to compete favorably on the basis of value by providing reliable manufacturing, offering customer service and design engineering services, continuously improving quality and reliability levels, and offering flexible and reliable delivery schedules.  We believe we have a competitive position with our targeted customers who need a high-quality, compact product, which can be readily modified to meet the customer’s unique requirements.  However, there can be no assurance that we will continue to compete successfully in the power supply market.

Engineering and Product Development

          Our engineering and product development efforts are primarily directed toward modification of our standard power supply to provide a broad array of individual models.  Improvements are constantly sought in power density, adaptability, and efficiency, while we attempt to anticipate changing market demands for increased functionality, such as PFC and improved EMI filtering.

          Historically, the Company has utilized Telkoor consultants and contract engineering for the majority of its new product developments, supported by the internal engineering staff for product engineering.  The Company intends to continue this strategy for engineering and development.

Employees

          As of December 31, 2005, Digital Power had 32 employees located in the United States and the United Kingdom.

Foreign Currency Fluctuations

          DPL conducts its financial operation using the United Kingdom pound sterling.  Therefore, we are subject to monetary fluctuations between the U.S. dollar and United Kingdom pound sterling.  For the years ended December 31, 2005, and 2004, we recorded a foreign currency translation loss adjustment of $132,000 and $81,000 respectively.

Raw Materials

          The raw materials for power supplies principally consist of electronic components.  These raw materials are available from a variety of sources and we are not dependent on any one supplier.  We generally allow our subcontractors to purchase components based on orders received or forecast to minimize our risk of unusable inventory.  To the extent necessary we may allow them to procure materials prior to orders received to obtain shorter lead times and to achieve quantity discounts following a risk assessment. (see regulatory requirements).

Intellectual Property

          We rely upon a combination of trade secrets, industry expertise, confidential procedures, and contractual provisions to protect our intellectual property.  We believe that because our products are continually updated and revised, obtaining patents would be costly and not beneficial.

          On July 8, 2004, our trademark, “DP Digital Power – Powering our technologies,” was registered with the United States Patent and Trademark Office.

ITEM 2.  DESCRIPTION OF PROPERTY.

          Our headquarters are located in approximately 9,500 square feet of leased office, engineering, and development space in Fremont, California.  For the year ended December 31, 2005, we paid rent for the months from January to September at $8,550 per month.  As of October 1, 2005, our rent increased to $9,025 per month and will remain at that rate until September 30, 2006.  From October 1, 2006 to September 30, 2007, our rent will be $9,500 per month.  During 2002, we issued the landlord warrants to purchase 10,000 shares of Common Stock at an exercise price of $1.00 per share expiring in September, 2013.

          DPL leases approximately 25,000 square feet for its location in Salisbury, England.  DPL pays rent of approximately $15,000 per month, and the lease expires on September 26, 2009.  We believe that our existing facilities are adequate for the foreseeable future and have no plans to expand them.

ITEM 3.  LEGAL PROCEEDINGS.

          On April 2, 2003, Tek-Tron Enterprises Inc. (“Tek-Tron”) sued the Company for severing its distributorship relationship in breach of its agreement.  In April 2004, the Company signed a settlement agreement with Tek-Tron, according to which the Company paid $90,000 and returned certain disputed inventory for a full release.  The settlement agreement allowed Tek-Tron to seek arbitration to resolve any disputes regarding the returned inventory. Tek-Tron initiated arbitration against the Company for $ 50,000 and for legal fees.  Upon the conclusion of an arbitration hearing on May 2, 2005, Tek-Tron was awarded $ 5,000 in damages and no legal fees.  When Tek-Tron appealed the arbitration award, the Company filed a petition to enforce the settlement.  On October 31, 2005, Tek-Tron withdrew its appeal, and formally and finally dismissed this matter.  On February 16, 2006, the Company received an official written confirmation from the Court of Common Pleas of Bucks County, PA, confirming that the case is closed.

AMEX LISTING

          On May 3, 2005, the Company received a written notice from the American Stock Exchange (“AMEX”), advising that the Company was not in compliance with the AMEX’s listing requirements.  In order to maintain its AMEX listing, the Company submitted on June 3, 2005, a recovery plan which was accepted by AMEX, and the Company will be able to continue its listing during the plan period, subject to AMEX’s periodic reviews. If the Company is not in compliance with the listing standards at the end of an 18 month period or fails the periodic reviews, the AMEX will initiate delisting proceedings.  As of December 31, 2005, the Company believes that it is meeting the set plan submitted and approved by AMEX.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                    None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER  MATTERS.

          (a)     Comparative Market Prices

          Our common stock is listed and traded on the American Stock Exchange (“AMEX”) under the symbol DPW.  The following tables set forth the high and low closing sale prices, as reported by AMEX, for our common stock for the prior two fiscal years.

Quarter Ended	High	Low

12/31/2005	$0.89	$0.82
9/30/2005	1.07	0.90
6/30/2005	0.61	0.56
3/31/2005	0.86	0.85
12/31/2004	$1.25	$1.23
9/30/2004	0.82	0.76
6/30/2004	1.35	1.20
3/31/2004	1.15	1.10

          (b)     Holders

          As of March 5, 2006, there were 6,597,708 shares of our common shares outstanding, held by approximately 96 registered holders, not including holders whose shares of common stock are held in street name.

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

          (d)     Recent Sales of Unregistered Securities

          In February 2005, the Company entered into a convertible note agreement with Telkoor, according to which Telkoor loaned a $ 250,000  in cash in return for interest free convertible note to be paid on the tenth business day after the Company announced its financial results for 2005. The note may be converted at any time into Common shares at a rate of $ 1.06 per share, which is equal to the quoted market price of the Company’s Common stock on the date the Note was approved and signed. Automatic conversion shall occur if the Company meets its set budget for 2005. In accordance with the guidelines of APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Instruments”, and EITF Issue No. 00-27, “Application of issue No. 98-5 to Certain Convertible Instruments”, the Company has determined the note had no beneficial conversion feature since the conversion price was equal to the quoted market price of the Company’s Common stock at the date the note was approved and signed.  On February 8, 2006 Telkoor issued to the Company a Notice of Conversion under the terms of the convertible note representing a loan from Telkoor to the company, for 235,849 common shares of the Company. The Company applied for AMEX approval for the issuance of shares pursuant to the conversion notice, and is awaiting AMEX’s response.  There is no amount due on the note after the conversion.

          The sale and intended issuance of the convertible note was made by us in reliance upon the exemptions from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, promulgated by the SEC under federal securities laws and comparable exemptions for sales to “accredited” investors under state securities laws.  The offers and sale were made to accredited investors as defined in Rule 501(a) under the Securities Act; no general solicitation was made by us or any person acting on our behalf; the securities sold were subject to transfer restrictions; and the certificates for those shares contained an appropriate legend stating that they had not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption there from.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

          We are engaged in the business of designing, developing, manufacturing, marketing and selling switching power supplies to the industrial, telecommunication, data communication, medical, and military industries. Revenues are generated from sales to distributors and OEMs in North America, Europe, and the United Kingdom.

          During the year ended December 31, 2005, the Company’s products were received well in the marketplace.  We have continued our promotional efforts to increase sales to existing and new customers and continue our strategy to move the manufacturing of our products to the Far East.  While we believe our revenues have increased to a sufficient amount to offset our expenses, we may be subject to net losses in an individual quarter.  We believe that our cash will be sufficient to fund those losses for at least 12 months.

Results of Operations

          The table below sets forth certain statements of operations data as a percentage of revenues for the years ended December 31, 2005, and 2004:

	Years Ended December 31,

	2005	2004

Revenues	100.00%	100.00%
Cost of Revenues	70.33	76.23
Write-off of excess inventory	0.94	2.50

Gross profit	28.73	21.27
Engineering and product development	5.38	7.16
Sales and marketing	12.05	15.15
General and administrative	10.25	13.24

Total operating expenses	27.68	35.55

Operating income (loss)	1.05	(14.28)
Financial income (expenses)	(0.81)	0.51
Income (loss) before tax benefit	0.24	(13.77)
Tax benefit	0	0.28

Net income (loss)	0.24%	(13.49)%

          The following discussion and analysis should be read in connection with the consolidated financial statements and the notes thereto and other financial information included elsewhere in this report.  We prepared the financial statements in accordance with generally accepted accounting principles, which require management to make estimates, and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

          Year Ended December 31, 2005, compared to Year Ended December 31, 2004.

Revenues

          For the year ended December 31, 2005, revenues increased by 24.60% to $10,856,000 from $8,713,000 for the year ended December 31, 2004.  The increase in revenue is mainly due to increase in sales of military products and new products.

          Revenues from the domestic operation of DPC increased 28.36% to $4,947,000 for the year ended December 31, 2005, from $3,854,000 for the year ended December 31, 2004.  Revenues from the Company’s European operations of DPL increased 21.61% to $5,909,000 for the year ended December 31, 2005, from $4,859,000 for the year ended December 31, 2004.  The increase in revenues for the year ended December 31, 2005, from December 2004 is due to increase in sales of military products and new products.

Gross Margins

          Gross margins were 28.73% for the year ended December 31, 2005, compared to 21.27% for the year ended December 31, 2004.  The increase in our gross margins can be primarily attributed to increase use of lower cost contract manufacturers in the Far East.

Engineering and Product Development

          Engineering and product development expenses were 5.38% of revenues for the year ended December 31, 2005, compared to 7.16% for the year ended December 31, 2004.  Actual dollar expenditures decreased by $40,000 mainly due to decrease in utilization of subcontractors.

Selling and Marketing

          Selling and marketing expenses were 12.05% of revenues for the year ended December 31, 2005, compared to 15.15% for the year ended December 31, 2004.  Actual dollar expenditures remained at approximately the same level for the years ended December 31, 2005 and 2004.

General and Administrative

          General and administrative expenses were 10.25% of revenues for the year ended December 31, 2005, compared to 13.24% for the year ended December 31, 2004.   In actual dollar, general and administrative expenses remained approximately at the same level for the years ended December 31, 2005 and 2004.

Financial Income (expenses), net

          Financial expense was $88,000 for the year ended December 31, 2005, compared to financial income of $45,000 for the year ended December 31, 2004. The financial expense resulted mainly from the exchange rate fluctuation from the Company’s United Kingdom’s operations of DPL.

Income (loss) before Tax benefit

          For the year ended December 31, 2005, we had income before tax benefit of $26,000 compared to a loss of $1,200,000 for the year ended December 31, 2004.  The income in 2005 is mainly due to increase in revenues and increase in gross margin.

Tax Benefit

          For the year ended December 31, 2004, the Company recorded a tax benefit of $25,000.  The tax benefit for the year 2004 is from the United Kingdom’s operations.

          As of December 31, 2005, the Company had approximately $5,614,000 in federal net operating loss, carry forward for income tax purposes, which can be carried forward and offset against taxable income for 20 years and expire in 2020-2025.

Net Income (loss)

          Net income for the year ended December 31, 2005, was $26,000 compared to a net loss of $1,175,000 for the year ended December 31, 2004.  The net income is mainly due to increase in revenues and increase in gross margin.

Critical Accounting Policies

          The preparation of financial statements in conformity with U.S. generally accepted  accounting principles  require management to make estimates and assumptions that affect the reported assets, liabilities, sales, and expenses in the accompanying financial statements.  Critical accounting policies are those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain.  The following is considered our most critical accounting policies that, under different conditions or using different assumption or estimates, could show materially different results on our financial condition and results of operations.

Revenue Recognition

          The Company’s revenue recognition policy for product revenue is such that revenue is recognized when the risks and rewards of ownership pass, which is primarily upon delivery of goods to customers (see Note 2h to the Consolidated Financial Statements).

Inventory Obsolescence Accruals

          The Company writes down its inventory for estimated obsolescence or unmarketable inventory to the estimated net realizable value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Allowance for Doubtful Accounts

          Our accounts receivable are derived from revenue earned from customers located in North America and  Europe.  We perform ongoing credit evaluations of our customers’ financial condition and currently require no collateral from our customers.  An allowance for doubtful accounts for estimated losses is maintained in anticipation of the inability or unwillingness of customers to make required payments.  When we become aware that a specific customer is unable to meet its financial obligations, such as the result of bankruptcy or deterioration of the customer’s operating results or financial position, we record a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance.  We are not able to predict changes in the financial condition of customers, and if the condition or circumstances of our customers deteriorates, estimates of the recoverability of trade receivables could be materially affected and we may be required to record additional allowances.  Alternatively, if our estimates are determined to be greater than the actual amounts necessary, we may reverse a portion of such allowance in future periods based on actual collection experience.

Other Accrued Liabilities

          The Company also maintains other accrued liabilities.  These accruals are based on a variety of factors including past experience and various actuarial assumptions and, in many cases, require estimates of events not yet reported to the Company.  If future experience differs from these estimates, operating results in future periods would be impacted.

Liquidity and Capital Resources

          On December 31, 2005, we had cash, cash equivalents, and restricted cash of $1,688,000, and working capital of $2,412,000.  This compares to cash, cash equivalents, and restricted cash of $1,554,000 and working capital of $2,437,000 on December 31, 2004.

          Net cash used in operating activities was $24,000 for the year ended December 31, 2005, compared to $541,000 in cash used in operating activities for the year ended December 31, 2004.

          Net cash used by investing activities was $103,000 for the year ended December 31, 2005, compared to $38,000 cash provided by investing activities for the year ended December 31, 2004.

          Net cash provided by financing activities was $250,000 for the year ended December 31, 2005, compared to $765,000 net cash provided by financing activities for the year ended December 31, 2004.

          In January 2005, the Company entered into a convertible note agreement with Telkoor, according to which Telkoor loaned a $250,000 interest free convertible note. On February 8, 2006 Telkoor issued to the Company a Notice of Conversion under the terms of a convertible note representing a loan from Telkoor to the company, for 235,849 common shares of the Company. The Company applied for AMEX approval for the issuance of shares pursuant to the conversion notice, and is awaiting AMEX’s response.  There is no amount due on the note after the conversion.

          The Company has a line of credit from Silicon Valley Bank (“SVB”).  The Company can borrow up to $1,200,000 at SVB’s prime rate plus 1.75% (totaling 8.75% at December 31, 2005).  In order to use the line of credit, the Company is required to maintain certain ratios and be in compliance with other covenants.  Interest only is payable on a monthly basis.  The maturity date of the line of credit is August 30, 2006.  As of December 31, 2005, the Company had not yet utilized its line of credit.

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

Management

          There was a dispute between certain shareholders and managers of Telkoor, which was subject to litigation in Israel.  The parties reached an agreement pursuant to which Mr. Yuval Menipaz, a director of the company, resigned from his position and Mr. Amitai resigned from all of his positions with the Company and its affiliates. The company is currently searching for a replacement of Mr. Menipaz

RISK FACTORS

          In addition to the other information presented in this report, the following should be considered carefully in evaluating our business and us.  This report contains various forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from the results discussed in the forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed below and elsewhere in this report.

          We experienced an operating profit during the year ended December 31, 2005, and we anticipate an improved performance in 2006, however, certain quarters may be subject to net losses.

          For the year ended December 31, 2005, we incurred an operating profit of $114,000.  Although we have actively taken steps to reduce our costs, we will incur losses until we increase revenues through the sale of current products and decrease manufacturing costs through a greater utilization of Far East contract manufacturers.

          We are dependent on a limited number of customers.

          Traditionally, we have relied on a limited number of customers for growth in sales.  It cannot be assured that we will be able to retain current customers and the loss of any major OEM customer may have an adverse effect on our revenues.

          We are dependant on Electronic Equipment Industries.

          Substantially, all of our existing customers are in the electronic equipment industries, and they manufacture products that are subject to rapid technological change, obsolescence, and large fluctuations in demand.  These industries are further characterized by intense competition.  The OEMs serving these markets are pressured for increased product performance and lower product prices.  OEMs, in turn, make similar demands on their suppliers, such as us, for increased product performance and lower prices.  The telecommunication industry is inherently volatile.  Recently, certain segments of the telecommunication and other electronic industries have experienced a significant softening in product demand.  Such lower demand may affect our customers, in which case the demand for our products may decline and our growth could be adversely affected.

          We are dependent on the performance of our subcontract manufacturers.

          Since we do not own significant manufacturing facilities, we must rely on our subcontractors’ abilities to purchase components, staff their operation, maintain high volume and high quality processes and remain financially solvent.

          Conditions in Israel may limit our ability to receive and sell products.  This could decrease our revenues.

          Telkoor’s principal offices, research and development, and manufacturing facilities are located in Israel. Political, economic, and military conditions in Israel directly affect their operations.  We could be adversely affected by any major hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, a significant increase in inflation, or a significant downturn in the economic or financial conditions of Israel.  Restrictive laws or policies directed towards Israel or Israeli businesses could adversely affect us.

          We are dependant upon key personnel.

          Our performance is substantially dependent on the performance of its executive officers and key personnel and on our ability to retain and motivate such personnel.  The loss of any of our key personnel could have a material adverse effect on our business, financial condition and operating results.

          We are dependant on suppliers.

          We rely on, and will continue to rely on, outside parties to manufacture parts, components, and equipment.  We cannot assure you that these suppliers will be able to meet our needs in a satisfactory and timely manner or that we will be able to obtain additional suppliers when and if necessary.  A significant price increase, a quality control problem, an interruption in supply or other difficulties with third party manufacturers could have a material and adverse effect on our ability to successfully provide our products.  Further, the failure of third parties to deliver the products, components, necessary parts, or equipment, on schedule, or the failure of third parties to perform at expected levels, could delay our delivery of power supply products.

          Patents do not protect our products.

          Our products are not registered in the U.S. or elsewhere as patents.  We believe that because our products are continually updated and revised, obtaining patents would be costly and not beneficial.  Therefore, we cannot guarantee that competitors or former employees will not make use of and develop proprietary information on which we rely.

          Our common stock price is volatile.

          Our common stock is listed on the American Stock Exchange and is thinly traded.  In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects.  Further, the exercise of outstanding options and warrants may adversely affect our stock price and your percentage of ownership.  As of December 31, 2005, the Company has employees’ options to purchase 1,009,225 shares of common stock, with a weighted average exercise price of $1.01 exercisable at prices ranging from $0.48 to $2.375 per share, and consultants’ and service providers’ options and warrants to purchase 130,000 shares of common shares, with a weighted average exercise price of $1.07 exercisable at prices ranging from $0.55 to $1.19.  In January 2005, the Company entered into a convertible note agreement with Telkoor, in which Telkoor loaned a $250,000 interest free convertible note.  On February 8, 2006 Telkoor issued to the Company a Notice of Conversion under the terms of a convertible note representing a loan from Telkoor to the company, for 235,849 common shares of the Company. The Company applied for AMEX approval for the issuance of shares pursuant to the conversion notice, and is awaiting AMEX’s response.  There is no amount due on the note after the conversion.

DIGITAL POWER CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005

IN U.S. DOLLARS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of

DIGITAL POWER CORPORATION

          We have audited the accompanying consolidated balance sheet of Digital Power Corporation (“the Company”) and its subsidiary as of December 31, 2005 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of December 31, 2005 and the consolidated results of their operations and cash flows for the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER
March 9, 2006	A Member of Ernst & Young Global

DIGITAL POWER CORPORATION

CONSOLIDATED BALANCE SHEET

U.S. dollars in thousands (except share data)

December 31, 2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,409
Restricted cash	279
Trade receivables, net of allowance for doubtful accounts of $56	1,900
Prepaid expenses and other receivables	128
Inventories (Note 3)	1,488

Total current assets	5,204

LONG-TERM LEASE DEPOSITS	18

PROPERTY AND EQUIPMENT, NET (Note 4)	194

Total assets	$5,416

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,068
Related parties - trade payables account (Note 12)	867
Deferred revenues	179
Convertible note (Note 6)	250
Other current liabilities (Note 7)	428

Total current liabilities	2,792

COMMITMENTS AND CONTINGENT LIABILITIES (Note 8)
SHAREHOLDERS’ EQUITY (Note 9):
Share capital:
Series A redeemable, convertible Preferred shares, no par value: 500,000 shares authorized, 0 shares issued and outstanding as of December 31, 2005	—
Preferred shares, no par value: 1,500,000 shares authorized, 0 shares issued and outstanding as of December 31, 2005	—
Common shares, no par value: 30,000,000 shares authorized; 6,161,859 shares issued and outstanding as of December 31, 2005	—
Additional paid-in capital	13,275
Accumulated deficit	(10,594)
Accumulated other comprehensive loss	(57)

Total shareholders’ equity	2,624

Total liabilities and shareholders’ equity	$5,416

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands (except per share data)

	Year ended December 31,

	2005	2004

Revenues (Note 13)	$10,856	$8,713
Cost of revenues	7,635	6,642
Write-off of excess inventory	102	218

Gross profit	3,119	1,853

Operating expenses:
Engineering and product development	584	624
Selling and marketing	1,308	1,320
General and administrative	1,113	1,154

Total operating expenses	3,005	3,098

Operating income (loss)	114	(1,245)
Financial income (expenses), net	(88)	45

Income (loss) before tax benefit	26	(1,200)
Tax benefit (Note 9)	—	25

Net income (loss)	$26	$(1,175)

Basic and diluted net earnings (loss) per share	$0.004	$(0.20)

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

U.S. dollars in thousands (except share data)

	Common shares		Additional paid-in capital	Deferred stock compensation	Accumulated deficit	Other accumulated comprehensive income (loss)	Total comprehensive loss	Total shareholders’ equity

	Number	Amount

Balance as of January 1, 2004	5,410,680	$—	$12,473	$—	$(9,445)	$(6)		$3,022
Issuance of Common shares, net	716,179	—	743	—	—	—		743
Deferred stock compensation related to options granted to an employee	—	—	25	(25)	—	—		—
Amortization of deferred stock compensation related to options granted to an employee	—	—	—	12	—	—		12
Exercise of options granted to employees	35,000	—	22	—	—	—		22
Comprehensive loss:
Net loss	—	—	—	—	(1,175)	—	$(1,175)	(1,175)
Foreign currency translation adjustments	—	—	—	—	—	81	81	81

Total comprehensive loss							$(1,094)

Balance as of December 31, 2004	6,161,859	—	13,263	(13)	(10,620)	75		2,705
Stock compensation related to options granted to Telkoor’s employees	—	—	8	—	—	—		8
Amortization of deferred stock compensation related to options granted to an employee	—	—	—	13	—	—		13
Stock compensation related to acceleration of employees stock options	—	—	4	—	—	—		4
Comprehensive loss:
Net income	—	—	—	—	26		$26	26
Foreign currency translation adjustments	—	—	—	—	—	(132)	(132)	(132)

Total comprehensive loss							$(106)

Balance as of December 31, 2005	6,161,859	$—	$13,275	$—	$(10,594)	$(57)		$2,624

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,

	2005	2004

Cash flows from operating activities:
Net income (loss)	$26	$(1,175)
Adjustments required to reconcile net income (loss) to net cash used in operating activities:
Depreciation	90	104
Amortization of deferred stock compensation related to options granted to an employee	13	12
Stock compensation related to acceleration of employees stock options	4	—
Stock compensation related to options granted to Telkoors’ employees	8	—
Increase in trade receivables	(273)	(16)
Decrease (increase) in prepaid expenses and other receivables	35	(29)
Decrease (increase) in inventories	(75)	259
Increase in accounts payable	230	642
Decrease in deferred revenues and other current liabilities	(82)	(347)
Other	—	9

Net cash used in operating activities	(24)	(541)

Cash flows from investing activities:
Restricted cash	(48)	65
Purchase of property and equipment	(55)	(27)

Net cash provided by (used in) investing activities	(103)	38

Cash flows from financing activities:
Proceeds from a issuance of convertible note	250	—
Proceeds from issuance of Common shares, net	—	743
Exercise of options granted to employees	—	22

Net cash provided by financing activities	250	765

Effect of exchange rate changes on cash and cash equivalents	(37)	11

Increase in cash and cash equivalents	86	273
Cash and cash equivalents at the beginning of the year	1,323	1,050

Cash and cash equivalents at the end of the year	$1,409	$1,323

Supplemental disclosure of cash flows activities:
Interest paid	$2	$—

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:-	GENERAL

a.

Digital Power Corporation (“the Company” or “DPC”) was incorporated in 1969, under the General Corporation Law of the State of California. The Company and Digital Power Limited (“DPL”), a wholly owned subsidiary located in the United Kingdom, are currently engaged in the design, manufacture and sale of switching power supplies and converters. The Company has two reportable geographic segments - North America (sales through DPC) and Europe (sales through DPL).

b.

The Company depends on Telkoor Telecom Ltd. (“Telkoor”), a major shareholder of the Company and one of DPC’s third party subcontractor for manufacturers capabilities in the  producing of  the products which DPC sells. If these manufacturers are unable or unwilling to continue manufacturing the Company’s products in required volumes on a timely basis, that could lead to loss of sales, and adversely affect operating results and cash position. The Company also depends on Telkoor’s intellectual property and ability to transfer production to third party manufacturers. Failure to obtain new products in a timely fashion or delay in transferring to third party low cost subcontract manufacturers will have an adverse effect on the ability of the Company to successfully deliver products.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

	a.	Use of estimates:

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

	b.	Financial statements in U.S. dollars:

The financial statements of the foreign subsidiary, whose functional currency has been determined to be its local currency, have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standard No. 52 “Foreign Currency Translation” (“SFAS No. 52”). All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate for the period. The resulting translation adjustments are reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity.

	c.	Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Intercompany transactions and balances have been eliminated upon consolidation.

DIGITAL POWER CORPORATION

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

	d.	Cash equivalents:

Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less.

	e.	Restricted cash:

Restricted cash is held in favor of letter of credit issued by the Company’s bank and in favor of future lease payment and certain customer until the guarantee expires. The restricted cash is invested in a deposit, which matures within less than three months..

	f.	Inventories:

Inventories are stated at the lower of cost or market value. Inventory write-offs are provided to cover risks arising from slow-moving items or technological obsolescence.

Cost is determined as follows:

Raw materials, parts and supplies - using the “first-in, first-out” method.

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

During 2005 and 2004, the Company recorded inventories write-offs in a total amount of $102 and $218, respectively.

	g.	Property and equipment:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives, at the following annual rates:

%

Computers, software and related equipment	20 - 33
Office furniture and equipment	10 - 20
Motor vehicles	20 - 33
Leasehold improvements	Over the term of the lease or the life of the asset, whichever is earlier

DIGITAL POWER CORPORATION

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The long-lived assets of the Company and its subsidiary are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. During 2005 and 2004, no impairment losses have been identified.

	h.	Revenue recognition:

The Company and its subsidiary generate their revenues from the sale of their product through the direct and indirect sales force.

Revenues from products are recognized in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB No. 104”), when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price to the buyer is fixed or determinable, no further obligation exists and collectibility is reasonably assured.

Generally, the Company does not grant a right of return. However, certain distributors are allowed, in the sixth month after the initial stock purchase, to rotate stock that has not been sold for other products. This may be repeated each sixth month thereafter for 18 months, at no more than 25% of the distributor’s purchase during the previous six months. Revenues subject to stock rotation rights are deferred until the products are sold to the end customer or until the rotation rights expire.

Service revenues are deferred and recognized on a straight-line basis over the term of the service agreement. Service revenues are immaterial to the Company’s revenues.

	i.	Engineering and product development:

Engineering and product development costs are charged to the statement of operations as incurred.

	j.	Income taxes:

The Company and its subsidiary account for income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). This Statement prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company and its subsidiary provide a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

DIGITAL POWER CORPORATION

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

	k.	Warranty costs:

The Company offers a 12 month warranty period for all of its products. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of units, historical rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s warranty allowance during the period are as follows:

Year ended December 31, 2005

Balance at the beginning of the year	$116
Warranties issued during the year	119
Settlements made during the year	(102)
Changes in liability for pre-existing warranties during the year, including expirations	(60)

Balance at the end of the year	$73

l.	Accounting for stock-based compensation:

The Company has elected to follow Accounting Principles Board Statement No. 25, “Accounting for Stock Options Issued to Employees” (“APB No. 25”) and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN No. 44”) in accounting for its employee stock option plans. Under APB No. 25, when the exercise price of an employee stock option is equivalent to or above the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company adopted the disclosure provisions of Financial Accounting Standards Board Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS No. 148”), which amended certain provisions of SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, effective as of the beginning of the prior fiscal year. The Company continues to apply the provisions of APB No. 25, in accounting for stock-based compensation.

Pro forma information regarding the Company’s net loss and net loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123.

DIGITAL POWER CORPORATION

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The fair value for options granted in 2005 and 2004 is amortized over their vesting period and estimated at the date of grant using a Black-Scholes options pricing model with the following assumptions:

	2005	2004

Dividend yield	0%	0%
Expected volatility	103%	107% - 111%
Risk-free interest	4% - 4.6%	3% - 3.5%
Expected life of up to	3-7 years	5-7 years

Pro forma information under SFAS No. 123 is as follows:

	Year ended December 31,

	2005	2004

Net income (loss) available to Ordinary shares - as reported	$26	$(1,175)
Add - stock-based employee compensation - intrinsic value	17	12
Deduct - stock-based employee compensation - fair value	(406)	(184)

Pro forma:
Net loss	$(363)	$(1,347)

Net earnings (loss) per share:
Basic and diluted net income (loss), as reported	$0.004	$(0.20)

Pro forma basic and diluted net loss per share	$(0.06)	$(0.23)

The Company applies SFAS No. 123 and Emerging Issues Task Force No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”), with respect to options and warrants issued to non-employees. SFAS No. 123 requires the use of option valuation models to measure the fair value of the options and warrants at the date of grant.

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

Basic net loss per share is computed based on the weighted average number of Common shares outstanding during each year. Diluted net earnings per share is computed based on the weighted average number of Common shares outstanding during each year, plus dilutive potential Common shares considered outstanding during the year, in accordance with Statement of Financial Accounting Standard No. 128, “Earnings per Share” (“SFAS No. 128”).

DIGITAL POWER CORPORATION

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The total number of shares related to the outstanding options and warrants excluded from the calculations of diluted net loss per share because these securities are anti-dilutive was 638,392 options and 1,550,425 options for the years ended December 31, 2005 and 2004, respectively.

	o.	Concentrations of credit risks:

Financial instruments that potentially subject the Company and its subsidiary to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash and trade receivables.

Cash and cash equivalents and restricted cash are invested in banks in the U.S. and in the U.K. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company’s and its subsidiary’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

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

	p.	Reclassifaction:

Certain amounts from prior years referring to Common shares and Additional paid in capital have been reclassified to conform to current period presentation.

	q.	Impact of recently issued accounting standards:

In November 2004, the FASB issued Statement of Financial Accounting Standard No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” (“SAFS No. 151”). SFAS No. 151 amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SAFS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect that the adoption of SFAS No. 151 will have a material effect on its financial position or results of operations.

On December 16, 2004, the FASB issued SFAS No. 123(R), “Share-Base Payment,” which revises the previously effective SFAS No. 123 and supersedes APB No. 25, and on March 29, 2005 the SEC issued SAB 107, “Share-Based Payment” (“SAB 107”). These pronouncements address the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprises equity instruments or that may be settled by the issuance of such equity instruments.

The new standard will be effective for the Company in the first interim period beginning after December 15, 2005.

DIGITAL POWER CORPORATION

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The Company has the option to choose either the modified prospective or modified retrospective method. The Company expects to adopt FAS  123R in the first quarter of 2006, using the modified prospective method of adoption which requires that compensation expense be recorded over the expected  remaining life of all unvested stock options and for any  new grants thereof at the beginning of the first quarter of adoption of FAS 123R. The Company is currently evaluating the impact FAS 123R will have on the Company, and based on their  preliminary analysis, expect to incur additional compensation expense, as a result of the adoption of this new accounting standard that may be material to the 2006 financial statements.

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections”, a replacement of APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. APB No. 20 previously required that most voluntary changes in accounting principles be recognized

NOTE 3:-	INVENTORIES

December 31, 2005

Raw materials, parts and supplies	$300
Work in progress	364
Finished products	824

$1,488

NOTE 4:-	PROPERTY AND EQUIPMENT

Cost:
Computers, software and related equipment	$1,002
Office furniture and equipment	185
Motor vehicles	66
Leasehold improvements	377

1,630

Accumulated depreciation
Computers, software and related equipment	936
Office furniture and equipment	180
Motor vehicles	66
Leasehold improvements	254

1,436

Depreciated cost	$194

DIGITAL POWER CORPORATION

NOTE 5:-	SHORT-TERM BANK CREDIT

The Company has a line of credit from Silicon Valley Bank (“SVB”). The Company can borrow up to $1,200 at SVB’s prime rate plus 1.75% (totaling 8.75% at December 31, 2005). In order to use the line of credit, the Company is required to maintain certain ratios and be in compliance with other covenants. Interest only is payable on a monthly basis. The maturity date of the line of credit is August 30, 2006. As of December 31, 2005, the Company had not yet utilized its line of credit.

If the Company exercises its line of credit, the Company must in return grant the bank a continuing security interest in all presently existing and later acquired collateral to secure all obligations and performance of its duties towards the bank.

NOTE 6:-	CONVERTIBLE NOTE

In February 2005, the Company entered into a convertible note agreement with Telkoor, according to which Telkoor loaned a $250  in cash in return for interest free convertible note (the “Note”) to be paid on the tenth business day after the Company announced its financial results for 2005. The Note may be converted at any time into Common shares at a rate of $1.06 per share, which is equal to the quoted market price of the Company’s Common stock on the date the Note was approved and signed. Automatic conversion shall occur if the Company meets its set budget for 2005. In accordance with the guidelines of APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Instruments”, and EITF Issue No. 00-27, “Application of issue No. 98-5 to Certain Convertible Instruments”, the Company has determined the Note had no beneficial conversion feature since the conversion price was equal to the quoted market price of the Company’s Common stock at the date the note was approved and signed (see also note 14).

NOTE 7:-	OTHER CURRENT LIABILITIES

December 31, 2005

Accrued payroll and payroll taxes	$107
Warranty accrual	73
Advances from customers	51
Government authorities	67
Accrued expenses and other	130

$428

DIGITAL POWER CORPORATION

NOTE 8:-	COMMITMENTS AND CONTINGENT LIABILITIES

	a.	Lease commitments:

The Company and its subsidiary rent their facilities under various operating lease agreements, which expire on various dates, the latest of which is in 2009. Future rental commitments under non-cancelable leases are as follows:

Year ended December 31,

2006	$238
2007	257
2008	171
2009	128

$794

Total rent expenses for the years ended December 31, 2005 and 2004 were approximately $285 and $298, respectively.

b.

On May 3, 2005, the Company received a written notice from the American Stock Exchange (“the AMEX”), advising that the Company was not in compliance with the AMEX listing requirements. In order to maintain its AMEX listing, the Company submitted on June 3, 2005, a recovery plan which was accepted by AMEX, and the Company will be able to continue its listing during the plan period, subject to AMEX’s periodic reviews. If the Company is not in compliance with the listing standards at the end of such 18 months period or fails the periodic reviews, the AMEX will initiate delisting proceedings. As of December 31, 2005, the Company believes that it meets its set plan submitted and approved by AMEX.

c.

On April 2, 2003, Tek-Tron Enterprises Inc. (“Tek-Tron”) sued  the Company for severing its distributorship relationship in  breach of its agreement. In April 2004, the Company signed a  settlement agreement with Tek-Tron, according to which the  Company paid $90,and returned certain disputed inventory for a  full release. The settlement agreement allowed Tek-Tron to  seek arbitration to resolve any disputes regarding the  returned inventory. Tek-Tron initiated arbitration against the  Company for $ 50 and for legal fees. Upon the conclusion of  an arbitration hearing on May 2, 2005, Tek-Tron was awarded $  5 in damages and no legal fees. When Tek-Tron appealed the  arbitration award, the Company filed a petition to enforce the  settlement. On October 31, 2005, Tek-Tron withdrew its  appeal, and formally and finally dismissed this matter. On  February 16, 2006, the Company received an official written  confirmation from the Court of Common Pleas of Bucks County,  PA, confirming that the case is closed.

NOTE 9:-	SHAREHOLDERS’ EQUITY

	a.	Preferred shares:

There is one authorized series of Preferred shares in the amount of 500,000 shares of Series A cumulative redeemable convertible Preferred shares (“Series A”), and an additional 1,500,000 Preferred shares that have been authorized, but the rights, preferences, privileges and restrictions on these shares have not been determined. DPC’s Board of Directors is authorized to create a new series of Preferred shares and fix the number of shares as well as the rights, preferences, privileges and restrictions granted to or imposed upon any series of Preferred shares. As of December 31, 2005, there were no Preferred shares issued or outstanding.

	b.	Common shares:

Common shares confer upon the holders the rights to receive notice to participate and vote in the general meeting of shareholders of the Company, to receive dividends, if and when declared, and to participate in a distribution of surplus of assets upon liquidation of the Company. At the annual meeting held on November 2005, the Company’s shareholders approved an amendment to increase the authorized number of shares of Common stock from 10,000,000 to 30,000,000.

DIGITAL POWER CORPORATION

NOTE 9:-	SHAREHOLDERS’ EQUITY (Cont.)

During 2004, the Company issued 511,261 Common shares to Telkoor in consideration of $493, net of issuance expenses at the average closing price of the Company’s Common shares during the twenty trading days preceding the closing date.

In June 2004, the Company issued 204,918 Common shares to a new investor, in consideration of $250, at the price of the average closing price of the Company’s Common shares during the twenty trading days preceding the closing date.

	c.	Share Option Plans:

		1.	Under the Company’s stock option plans (“the plan”), options may be granted to employees, officers, consultants, service providers and directors of the Company or its subsidiary.

2.

As of December 31, 2005, the Company has authorized, by several Incentive Share Option Plans, the grant of options to officers, management, other key employees and other of up to 2,272,500 of the Company’s Common shares. As of December 31, 2005, an aggregate of 933,680 of the Company’s options are still available for future grant.

3.

The options granted generally become fully exercisable after four years and expire no later than 10 years from the approval date of the option plan under terms of grant. Any options that are forfeited or cancelled before expiration become available for future grants.

A summary of the Company’s employees share option activity, (except options to consultants and service providers) and related information is as follows:

	Year ended December 31,

	2005		2004

	Amount of options	Weighted average exercise price	Amount of options	Weighted average exercise price

Outstanding at the beginning of the year	1,290,425	$1.28	972,460	$1.19
Granted	105,000	$1.03	379,000	$1.03
Exercised	—	—	(35,000)	$0.59
Forfeited	(386,200)	$1.99	(26,035)	$0.62

Outstanding at the end of the year	1,009,225	$1.01	1,290,425	$1.28

Exercisable options at the end of the year	1,009,225	$1.01	925,175	$1.39

In connection with the grant of certain share options to an employee in 2004, the Company recorded amortization of deferred share compensation of $13 and $12 in 2005 and 2004, respectively, for the aggregate differences between the respective exercise price of options at their date of grant and the fair value of the Common shares subject to such options.

DIGITAL POWER CORPORATION

NOTE 9:-	SHAREHOLDERS’ EQUITY (Cont.)

The options outstanding as of December 31, 2005, have been classified by exercise price, as follows:

Exercise price	Options outstanding of as December 31, 2005	Weighted average remaining contractual life	Weighted average exercise price	Options exercisable as of December 31, 2005	Weighted average exercise price of options exercisable

		Years

$0.48-0.60	40,000	6.97	$0.57	40,000	$0.57
$0.70-0.99	600,000	8.12	$0.78	600,000	$0.78
$1.05-1.192	268,000	8.57	$1.09	268,000	$1.09
$1.80-2.375	101,225	2.51	$2.28	101,225	$2.28

	1,009,225	6.36	$1.01	1,009,225	$1.01

On December 21, 2005, the Company accelerated all of its unvested outstanding employees’ stock options. Out of the 631,000 unvested employees’ stock options accelerated, 586,000 were out-of-the-money options as of the day of the acceleration. Under the intrinsic value method of APB No. 25, the Company recorded compensation expenses in the amount of $4 related to the in-the-money accelerated employees’ stock options.

The employees’ stock options were accelerated to reduce the expense impact in 2006 and beyond of a recently issued Accounting Standard SFAS No. 123(R), for stock-based compensation. However, the impact of the vesting acceleration on pro forma stock-based compensation required to be disclosed in the notes to the financial statement under the provision of SFAS No. 123, was to increase such disclosed compensation cost by approximately $243 (see note 2).

d.	Warrants and options issued to service providers and consultants:

The Company’s outstanding options to consultants and service providers as of December 31, 2005, are as follows:

Issuance date	Options for Common shares	Exercise price per share	Options exercisable

May 2002	40,000	$1	40,000
August 2002	10,000	$0.55	10,000
November 2002	10,000	$1	10,000
February 2005 (1)	70,000	$1.19	—

	130,000		60,000

*)	All options are exercisable for 10 years from the date of grant.

DIGITAL POWER CORPORATION

NOTE 9:-	SHAREHOLDERS’ EQUITY (Cont.)

(1)

In April 2005, the Company granted 70,000 options to Telkoor’s employees. The Company had accounted for its options to Telkoors’ employees under the fair value method of SFAS No. 123 and EITF 96-18. Those options vest primarily over four years. The fair value for these options was estimated using a Black-Scholes option-pricing model with the following weighted average assumptions for 2005: risk-free interest rates of 4.4%, dividend yields of 0%, volatility of 103.4%, and the contractual life of the options of 9.67 years. Compensation expenses of approximately $8 were recognized during the year ended December 31, 2005.

	e.	Employee Stock Ownership Plan:

The Company has an Employee Stock Ownership Plan (“ESOP”) covering eligible employees. The ESOP provides for the Employee Stock Ownership Trust (“ESOT”) to distribute shares of the Company’s Common shares as retirement benefits to the participants. The Company did not distribute shares ever since 1998. As of December 31, 2005, the outstanding Common shares held by the ESOT are 167,504 shares.

	f.	Dividends:

In the event that cash dividends are declared in the future, such dividends will be paid in U.S. dollars. The Company does not intend to pay cash dividends in the foreseeable future.

NOTE 10:-	TAXES ON INCOME

	a.	There is no tax due for the year ended December 31, 2005 as compared to $25 of foreign current tax benefits for the year ended December 31, 2004.

	b.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,

	2005	2004

Operating loss carryforward	$2,420	$2,171
Reserves and allowances	568	739

Net deferred tax asset before valuation allowance	2,988	2,910
Valuation allowance	(2,988)	(2,910)

Net deferred tax asset	$—	$—

As of December 31, 2005, the Company and its subsidiary provided a valuation allowance of $2,988, in respect of deferred tax asset resulting from short-term temporary differences and depreciation charged in advance of a capital allowance taken and from carryforward losses. During the fiscal year 2005, the Company increased the tax valuation by $78.

DIGITAL POWER CORPORATION

NOTE 10:-	TAXES ON INCOME (Cont.)

Management currently believes that since the Company and its subsidiary have a history of losses, it is more likely than not that the deferred tax assets regarding the remainder of the tax  loss carryforwards and other temporary differences will not be realized in the foreseeable future.

	c.	Net operating tax losses carryforwards:

As of December 31, 2005, the Company had approximately $5,614 in federal net operating loss carryforwards for income tax purposes, which can be carried forward and offset against taxable income for 20 years and expire in 2020 – 2025.

Utilization of U.S. net operating losses may be subject to substantial annual limitation, due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

As of December 31, 2005, DPL had accumulated losses for income tax purposes in the amount of approximately $1,193. These net operating losses may be carried forward and offset against taxable income in the future for an indefinite period.

d.

The main reconciling items between the statutory tax rate of the Company and its subsidiary and the effective tax rate are the non-recognition of tax benefits resulted from the Company’s accumulated net operating losses carryforward due to the uncertainty of the realization of such tax benefits.

	e.	Net income (loss) before tax benefit consists of the following:

	Year ended December 31,

	2005	2004

Domestic (U.S.)	$(16)	$(436)
Foreign (U.K.)	42	(764)

	$26	$(1,200)

DIGITAL POWER CORPORATION

NOTE 11:-	NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of the basic and diluted earnings (loss) per share:

	1.	Numerator:

	Year ended December 31,

	2005	2004

Net income (loss) available to Common stockholders	$26	$(1,175)

2.	Denominator:

	Year ended December 31,

	2005	2004

Denominator for basic net earnings (loss) per share of Common stock	6,161,859		5,915,403
Effect of dilutive securities:
Employee stock options	133,103	*)	—
Convertible note	216,195		—

Denominator for diluted net earnings (loss) per share of Common stock	6,511,157		5,915,403

*)	Anti-dilutive.

NOTE 12:-	RELATED PARTY TRANSACTIONS

The results of operations from transactions with Telkoor, a major shareholder, were as follows:

	Year ended December 31,

	2005	2004

Purchases of products from Telkoor	$2,732	$1,942

Transactions with Telkoor derive mainly from purchase of power supplies from Telkoor.

The Company believes that the transactions described above, are on a basis no less favorable than could be obtained from an independent third party. Although it is not practical to determine the amounts that the Company would have incurred had it operated as an unaffiliated entity, management believes that the amounts chargeable for the services provided by these agreements are reasonable. All future transactions between the Company and Telkoor will be on terms no less favorable than could be obtained from an independent third party.

DIGITAL POWER CORPORATION

NOTE 13:-	SEGMENTS CUSTOMERS AND GEOGRAPHICAL INFORMATION

a.

The Company has two reportable geographic segments, see Note 1a for a brief description of the Company’s business. The data is presented in accordance with Statement of Financial Accounting Standard No.131, “Disclosure About Segments of an Enterprise and Related Information (“SFAS No. 131”).

The following data presents the revenues expenditures and other operating data of the Company’s geographic operating segments:

	Year ended December 31, 2005

	DPC	DPL	Eliminations	Total

Revenues	$4,947	$5,909	$—	$10,856
Intersegment revenues	757	—	(757)	—

Total revenues	$5,704	$5,909	$(757)	$10,856

Depreciation expense	$24	$66	$—	$90

Operating income (loss)	$(26)	$140	$—	$114

Financial expenses, net				$(88)

Net income				$26

Expenditures for segment assets as of December 31, 2005	$23	$32	$—	$55

Identifiable assets as of December 31, 2005	$2,281	$3,135	$—	$5,416

DIGITAL POWER CORPORATION

NOTE 13:-	SEGMENTS CUSTOMERS AND GEOGRAPHICAL INFORMATION (Cont.)

	Year ended December 31, 2004

	DPC	DPL	Eliminations	Total

Revenues	$3,854	$4,859	$—	$8,713
Intersegment revenues	749	—	(749)	—

Total revenues	$4,603	$4,859	$(749)	$8,713

Depreciation expense	$30	$74	$—	$104

Operating loss	$(655)	$(590)	$—	$(1,245)

Financial income, net				$45

Loss before tax benefit				$(1,200)

Tax benefit		$25		$25

Net loss	$(643)	$(532)	$—	$(1,175)

Expenditures for segment assets as of December 31, 2004	$16	$11	$—	$27

Identifiable assets as of December 31, 2004	$1,835	$3,328	$—	$5,163

b.	Major customers’ data as percentage of total sales:

	Year ended December 31,

	2005		2004

Customer A		13.01%		16.85%

Customer B		10.47%	*)	—

Customer C	*)	—		10.59%

*)	Less then 10% of total revenues.

DIGITAL POWER CORPORATION

NOTE 13:-	SEGMENTS CUSTOMERS AND GEOGRAPHICAL INFORMATION (Cont.)

	c.	Total revenues from external customers divided on the basis of the Company’s product lines are as follows:

	Year ended December 31,

	2005	2004

Revenues:
Commercial products	$7,422	$6,670
Defense products	3,434	2,043

	$10,856	$8,713

NOTE 14:-	SUBSEQUENT EVENTS

On February 8, 2006 Telkoor issued to the Company a Notice of Conversion under the terms of the convertible note (see also note 6) for 235,849 common shares of the Company. The Company applied for AMEX approval for the issuance of shares pursuant to the conversion notice, and is awaiting AMEX’s response.  There is no amount due on the note after the conversion.

DIGITAL POWER CORPORATION

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS  AND  CONTROL  PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

          The information called  for in  Item 9 of  Part  III is incorporated by reference from the definitive  proxy  statement of the Company to be filed with the Securities and Exchange Commission within 180 days from fiscal year end.

Code of Ethics

          We have adopted the Code of Ethical Conduct that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, controller or person performing similar functions (collectively, the “Financial Managers”). The Code of Ethical Conduct is designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. The full text of our Code of Ethical Conduct is published on our website at www.digipwr.com.  DPC shall disclose any substantive amendments to the Code of Ethical Conduct or any waivers, explicit or implicit from a provision of the code on its website at www.digipwr.com or in a report on Form 8-K.

ITEM 10.    EXECUTIVE COMPENSATION.

          The  information  called  for in  Item 10 of Part  III is  incorporated  by reference  from the definitive  proxy  statement of the Company and will be filed with the Securities and Exchange Commission within 180 days from fiscal year end.

ITEM 11.    SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

          The  information  called  for in  Item 11 of Part  III is  incorporated  by reference  from the definitive  proxy  statement of the Company will be filed with the Securities and Exchange Commission within 180 days from fiscal year end.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The  information  called  for in  Item 12 of Part  III is  incorporated  by reference  from the definitive  proxy  statement of the Company will be filed with the Securities and Exchange Commission within 180 days from fiscal year end.

ITEM 13.     EXHIBITS

(a)	Exhibits

3.1	Amended and Restated Articles of Incorporation of Digital Power Corporation(1)
3.2	Amendment to Articles of Incorporation(1)
3.3	Bylaws of Digital Power Corporation(1)
4.1	Specimen Common Stock Certificate(2)
4.2	Specimen Warrant(1)
4.3	Representative’s Warrant(1)
10.1	Revolving Credit Facility with San Jose National Bank(1)
10.2	KDK Contract(1)
10.3	Agreement with Fortron/Source Corp.(1)
10.4	Employment Agreement With Robert O. Smith(2)
10.5	1996 Stock Option Plan(1)
10.6	Gresham Power Asset Purchase Agreement(3)

DIGITAL POWER CORPORATION

10.7	1998 Stock Option Plan
10.8	Technology Transfer Agreement with KDK Electronics(4)
10.9	Loan Commitment and Letter Agreement(5)
10.10	Promissory Note(5)
10.11	Employment Agreement with Robert O. Smith (6)
10.12	Securities Purchase Agreement between the Company and Telkoor Telecom, Ltd. (now Telkoor Power Ltd.) (7)
10.11	Securities Purchase Agreement between the Company and Telkoor Telecom, Ltd. (now Telkoor Power Ltd.) (8)
10.12	Employment Letter with David Amitai (9)
10.13	Employment Agreement with Jonathan Wax (9)
10.14	Convertible Note with Telkoor Power Ltd. (10)
14	Code of Ethics
17	Letter re director Yuval Menipaz resignation (11)
21.1	The Company’s sole subsidiary is Digital Power Limited, a corporation formed under the laws of the United Kingdom.
23.1	Consent of Ernst & Young
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
99.1	Charter of the Board’s Audit Committee
99.2	Charter of the Board’s Nominating and Corporate Governance Committee

(1)	Previously filed with the Commission on October 16, 1996, to the Company’s Registration Statement on Form SB-2.
(2)	Previously filed with the Commission on December 3, 1996, to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2.
(3)	Previously filed with the Commission on February 2, 1998, to the Company’s Form 8-K.
(4)	Previously filed with the Commission with its Form 10-QSB for the quarter ended September 30, 1998.
(5)	Previously filed with the Commission with its Form 10-KSB for the year ended December 31, 1998.
(6)	Previously filed with the Commission with its Form 10-KSB for the year ended December 31, 1999.
(7)	Previously filed with the Commission with its Form 8-K filed on November 21, 2001.
(8)	Previously filed with the Commission with its Form 8-K filed on January 14, 2004.
(9)	Previously filed with the Commission with its Form 10-KSB for the year ended December 31, 2003.
(10)	Previously filed with the Commission with its Form 8-K filed on February 9, 2005.
(11)	Previously filed with the Commission with its Form 8-K filed on February 8, 2006.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

          The  information  called  for in  Item 14 of Part  III is  incorporated  by reference  from the definitive  proxy  statement of the Company to be filed with the Securities and Exchange Commission within 180 days from fiscal year end.

DIGITAL POWER CORPORATION

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL POWER CORPORATION, a California Corporation

Dated: March 20, 2006	/s/ Jonathan Wax

Jonathan Wax,
President and Chief Executive Officer
(Principal Executive Officer)

          In  accordance  with the Exchange Act, this report has been signed below by the following  persons on behalf of the  registrant and in the capacities and on the dates indicated.

Dated: March 19, 2006	/s/ Ben Zion Diamant

Ben Zion Diamant, Chairman

Dated: March 20, 2006	/s/ Jonathan Wax

Jonathan Wax, President and
Chief Executive Officer
(Principal Executive Officer)

Dated: March 17, 2006	/s/ Amos Kohn

Amos Kohn, Director

Dated: March 19, 2006	/s/ Yeheskel Manea

Yeheskel Manea, Director

Dated: March 21, 2006	/s/ Leo Yen

Leo Yen, Chief Financial Officer
(Principal Accounting and Financial Officer)