Form 10QSB
period 2006-03-31
DIGITAL POWER CORP
filed 2006-05-16
CIK 896493

U.S. Securities and Exchange Commission
 Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from _______ to _______

COMMISSION FILE NUMBER 1-12711

DIGITAL POWER CORPORATION
(Exact name of small business issuer as specified in its charter)

California	94-1721931

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

41920 Christy Street, Fremont, CA 94538-3158

(Address of principal executive offices)

(510) 657-2635

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Number of shares of common stock outstanding as of May 5, 2006: 6,361,859

DIGITAL POWER CORPORATION

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2006

IN U.S. DOLLARS

UNAUDITED

The Board of Directors
Digital Power Corporation

Re:	Review of unaudited interim consolidated financial statements for the three-month period ended March 31, 2006

          We have reviewed the accompanying consolidated balance sheet of Digital Power Corporation (“the Company”) and its subsidiaries as of March 31, 2006, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2006 and 2005, and the statement of changes in shareholders’ equity for the three-month period ended March 31, 2006. These financial statements are the responsibility of the Company’s management.

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

Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER
May 10, 2006	A Member of Ernst & Young Global

DIGITAL POWER CORPORATION

CONSOLIDATED BALANCE SHEET

U.S. dollars in thousands

March 31, 2006

Unaudited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,419
Restricted cash	280
Trade receivables, net of allowance for doubtful accounts of $52 at March 31, 2006	1,813
Prepaid expenses and other current assets	184
Inventories (Note 3)	1,627

Total current assets	5,323

PROPERTY AND EQUIPMENT, NET	178

Total assets	$5,501

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION

CONSOLIDATED BALANCE SHEET

U.S. dollars in thousands, except share data

March 31, 2006

Unaudited
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,196
Related party – trade payables account	701
Deferred revenues	159
Convertible note (Note 4)	250
Other current liabilities	364

Total current liabilities	2,670

SHAREHOLDERS’ EQUITY:
Share capital -
Series A Redeemable, Convertible Preferred shares with no par value: 500,000 shares authorized, 0 shares issued and outstanding at March 31, 2006	—
Preferred shares with no par value: 1,500,000 shares authorized, 0 shares issued and outstanding at March 31, 2006	—
Common shares with no par value: 30,000,000 shares authorized; 6,361,859 shares issued and outstanding at March 31, 2006	—
Additional paid-in capital	13,425
Accumulated deficit	(10,557)
Accumulated other comprehensive loss	(37)

Total shareholders’ equity	2,831

Total liabilities and shareholders’ equity	$5,501

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

	Three months ended March 31,

	2006	2005

	Unaudited
Revenues	$2,708	$1,935
Cost of revenues	1,926	1,326

Gross profit	782	609

Operating expenses:
Engineering and product development	138	125
Selling and marketing	302	355
General and administrative	304	301

Total operating expenses	744	781

Operating income (loss)	38	(172)
Financial expenses, net	1	11

Net income (loss)	$37	$(183)

Basic and diluted net earnings (loss) per share	$0.006	$(0.03)

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total other comprehensive income	Total shareholders’ equity

	Number	Amount

Balance as of January 1, 2006	6,161,859	$—	$13,275	$(10,594)	$(57)		$2,624
Exercise of options of a director	200,000	—	140	—	—		140
Stock compensation related to options granted to Telkoor’s employees	—	—	8	—	—		8
Stock compensation related to options granted to employees	—	—	2	—	—		2
Comprehensive income:
Net income	—	—	—	37	—	$37	37
Foreign currency translation adjustments	—	—	—	—	20	20	20

Total other comprehensive income						$57

Balance as of March 31, 2006 (unaudited)	6,361,859	$—	$13,425	$(10,557)	$(37)		$2,831

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Three months ended March 31,

	2006	2005

	Unaudited
Cash flows from operating activities:
Net income (loss)	$37	$(183)
Adjustments required to reconcile net income (loss) to net cash used in operating activities:
Depreciation	20	22
Stock compensation related to options granted to employees	2	2
Stock compensation related to options granted to Telkoor’s employees	8	—
Decrease in trade receivables, net	95	193
Decrease (increase) in prepaid expenses and other current assets	(37)	84
Increase in inventories	(128)	(367)
Decrease in accounts payable and related party	(44)	(216)
Decrease in deferred revenues and other current liabilities	(85)	(128)

Net cash used in operating activities	(132)	(593)

Cash flows from investing activities:
Restricted cash	(1)	(7)
Purchase of property and equipment	(2)	(4)

Net cash used in investing activities	(3)	(11)

Cash flows from financing activities:
Proceeds from issuance of convertible loan	—	250
Exercise of options of a director	140	—

Net cash provided by financing activities	140	250

Effect of exchange rate changes on cash and cash equivalents	5	(8)

Increase (decrease) in cash and cash equivalents	10	(362)
Cash and cash equivalents at the beginning of the period	1,409	1,373

Cash and cash equivalents at the end of the period	$1,419	$1,011

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 1:-	GENERAL

Digital Power Corporation (“the Company” or “DPC”) was incorporated in 1969, under the General Corporation Law of the state of California. The Company has a wholly-owned subsidiary, Digital Power Limited (“DPL”), located in the United Kingdom. The Company and its subsidiary are currently engaged in the design, manufacture, sale and distribution of switching power supplies and converters. The Company has two reportable geographic segments - North America (sales through DPC) and Europe (sales through DPL).

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

a.

The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2005, are applied consistently in these financial statements. In addition, the following accounting policy is applied:

The accompanying unaudited consolidated financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 are unaudiated and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of the financial condition and results of operations, contained in the Company Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2006.

	b.	Accounting for stock-based compensation:

At December 31, 2005, the Company has several stock-based employee compensation plans, which are described more fully in Note 5. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based employee compensation cost in the amount of $2 was recognized in the statement of operations for the three months ended March 31, 2005 only for those options with an exercise price lower than the market value of the underlying Common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified-prospective-transition method.

DIGITAL POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Under that transition method, compensation cost recognized in the first quarter of 2006 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). On December 31, 2005, the Company accelerated all of its unvested outstanding employees’ stock options, and therefore, no compensation costs were included for share-based payments granted prior to January 1, 2006 in the first quarter of 2006. Results for prior periods have not been restated.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net income for the three months ended March 31, 2006, is $2 lower than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the three months ended March 31, 2006 would not have been changed, due to immateriality.

Total stock-based compensation expense resulting from stock options included in the consolidated statement of operations was $2 and was allocated to general and administrative expenses.

The Company and its subsidiaries apply SFAS 123 and Emerging Issues Task Force No. 96-18 “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”), with respect to options issued to non-employees. SFAS 123 requires use of an option valuation model to measure the fair value of the options at the grant date.

NOTE 3:-	INVENTORIES

March 31, 2006

Raw materials, parts and supplies	$336
Work in progress	401
Finished products	890

$1,627

DIGITAL POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 4:-	CONVERTIBLE NOTE

In January 2005, the Company entered into a convertible note agreement with Telkoor, a major shareholder, according to which Telkoor extended a $250 interest-free convertible note to be paid on the tenth business day after the Company announced its financial results for 2005. The note may be converted at any time into Common shares at a rate of $1.06 per share, which is equal to the quoted market price of the Company’s Common stock on the date the note was approved and signed. In accordance with the guidelines of APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Instruments”, and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has determined that the note had no beneficial conversion feature since the conversion price was equal to the quoted market price of the Company’s Common stock at the date the note was approved and signed (see note 9).

NOTE 5:-	ACCOUNTING FOR STOCK BASED COMPENSATION

a.	Share Option Plans:

	1.	Under the Company’s stock option plans, options may be granted to employees, officers, consultants, service providers and directors of the Company or its subsidiaries.

2.

As of March 31, 2006, the Company has authorized, by several Incentive Share Option Plans, the grant of options to officers, management, other key employees and others of up to 2,272,200 of the Company’s Common shares. As of March 31, 2006, an aggregate of 668,680 of the Company’s options are still available for future grant.

3.

The options granted generally become fully exercisable after four years and expire no later than 10 years from the approval date of the option plan under the terms of grant. Any options that are forfeited or cancelled before expiration become available for future grants.

DIGITAL POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 5:-	ACCOUNTING FOR STOCK BASED COMPENSATION (Cont.)

A summary of the Company’s employee share option activity (except options to consultants and service providers) and related information is as follows:

	Three months ended March 31, 2006

	Amount of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value *)

Outstanding at the beginning of the period	1,009,225	$1.01
Granted	165,000	$1.16
Exercised	(200,000)	$0.70

Outstanding at the end of the period	974,225	$1.09	7.12	810,050

Exercisable options at the end of the period	809,225	$1.08	6.85	691,250

*)	Calculation of aggregate intrinsic value is based on the share price of the Company’s Common stock as of March 31, 2006 ($1.88 per share).

Grants for the three months ended March 31, 2006:

Under the provisions of SFAS 123(R), the fair value of each option is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. Because Black-Scholes option valuation models incorporate various judgmental assumptions for inputs, those assumptions are disclosed. Expected volatility is based exclusively on historical volatility of the entity’s stock as allowed by SFAS 123(R). The entity uses historical data to estimate the expected term of options granted, representing the period of time that options granted are expected to be outstanding; option exercise and employee termination within the valuation model. The risk-free rate of period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Three months ended March 31, 2006

Expected volatility	105%
Expected dividends	0%
Expected term (in years)	7
Risk free rate	4.85%

DIGITAL POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 5:-	ACCOUNTING FOR STOCK BASED COMPENSATION (Cont.)

The fair value of options granted during the first quarter of 2006 was $1.00. The total intrinsic value of options exercised during the first quarter of 2006 was $102,000.

As of March 31, 2006, there was $130,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a period of 4 years.

	b.	Pro-forma information under SFAS 123(R) for periods prior to fiscal 2006:

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans in all periods presented prior to the adoption of SFAS 123(R). For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-option-pricing formula and amortized to expense over the options’ vesting periods, with the following weighted-average assumption for March 31, 2005: expected volatility of 103%, risk-free interest rates of 4%, dividend yield of 0% and a weighted-average expected life of the option of 7 years.

Three months ended March 31, 2005

Unaudited
Net loss available to Common shares - as reported	$(183)
Deduct - stock-based employee compensation - intrinsic value	2
Add - stock-based employee compensation -fair value	(32)

Pro forma net loss	$(213)

Loss per share:
Basic and diluted net loss, as reported	$(0.03)

Pro forma basic and diluted net loss	$(0.03)

c.	Employee Stock Ownership Plan:

The Company has an Employee Stock Ownership Plan (“ESOP”) covering eligible employees. The ESOP provides for the Employee Stock Ownership Trust (“ESOT”) to distribute shares of the Company’s Common shares as retirement benefits to the participants. The Company has not distributed shares since 1998. As of March 31, 2006, the outstanding Common shares held by the ESOT amount to 167,504 shares.

DIGITAL POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 6:-	NET EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of the basic and diluted net earnings (loss) per share:

	1.	Numerator:

	Three months ended March 31,

	2006	2005

Net income (loss) available to Common stockholders	$37	$(183)

2.	Denominator:

	Three months ended March 31,

	2006	2005

Denominator for basic net earnings (loss) per share of weighted average number of Common stock	6,261,859	6,161,859
Effect of dilutive securities:
Employee stock options	192,912	*) —
Convertible note	235,849	*) —

Denominator for diluted net earnings (loss) per share of Common stock	6,690,620	6,161,859

*)	Anti-dilutive.

NOTE 7:-	COMMITMENTS

On May 3, 2005, the Company received a written notice from the American Stock Exchange (“the AMEX”), advising that the Company was not in compliance with the AMEX listing requirements. In order to maintain its AMEX listing, the Company submitted on June 3, 2005, a recovery plan which was accepted by AMEX, and the Company will be able to continue its listing during the plan period, subject to AMEX’s periodic reviews. If the Company is not in compliance with the listing standards at the end of such 18 months period or fails the periodic reviews, the AMEX will initiate delisting proceedings. As of March 31, 2006, the Company believes that it meets its set plan submitted and approved by AMEX.

NOTE 8:-	SEGMENTS, MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

The Company has two reportable geographic segments, see Note 1 for a brief description of the Company’s business. The data is presented in accordance with Statement of Financial Accounting Standard No.131, “Disclosure About Segments of an Enterprise and Related Information” (“SFAS No. 131”).

The following data presents the revenues, expenditures and other operating data of the Company’s geographic operating segments:

DIGITAL POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

	Three months ended March 31, 2006 (Unaudited)

	DPC	DPL	Eliminations	Total

Revenues	$1,423	$1,285	$—	$2,708
Intersegment revenues	210	—	(210)	—

Total revenues	$1,633	$1,285	$(210)	$2,708

Depreciation expense	$5	$15	$—	$20

Operating income	$9	$29	$—	$38

Financial expenses, net				(1)

Net income	$12	$25	$—	$37

Expenditures for segment assets as of March 31, 2006	$—	$2	$—	$2

Identifiable assets as of March 31, 2006	$2,459	$3,042	$—	$5,501

DIGITAL POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 8:-	SEGMENTS, MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION (Cont.)

	Three months ended March 31, 2005 (Unaudited)

	DPC	DPL	Eliminations	Total

Revenues	$970	$965	$—	$1,935
Intersegment revenues	74	$—	(74)	—

Total revenues	$1,044	$965	$(74)	$1,935

Depreciation expense	$5	$17	$—	$22

Operating loss	$(24)	$(148)	$—	$(172)

Financial expenses, net				(11)

Net loss	$(21)	$(162)	$—	$(183)

Expenditures for segment assets as of March 31, 2005	$4	$—	$—	$4

Identifiable assets as of March 31, 2005	$1,873	$2,968	$—	$4,841

NOTE 9:-	SUBSEQUENT EVENTS

In April 2006, the convertible note (see note 4) was converted into 235,849 Common shares of the Company.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

With the exception of historical facts stated herein, the matters discussed in this report are “forward looking” statements that involve risks and uncertainties that could cause actual results to differ materially from projected results.  Such “forward looking” statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenues and earnings from operations of the Company.  Factors that could cause actual results to differ materially include, in addition to other factors identified in this report, dependence on the electronic equipment industry, competition in the power supply industry, dependence on manufacturers in China and other risks factors detailed in the Company’s Form 10-KSB for the year ended December 31, 2005.  Readers of this report are cautioned not to put undue reliance on “forward looking” statements which are, by their nature, uncertain as reliable indicators of future performance.  The Company disclaims any intent or obligation to publicly update these “forward looking” statements, whether as a result of new information, future events, or otherwise.

GENERAL

We are engaged in the business of designing, developing, manufacturing, marketing, selling and   distributing switching power supplies to the industrial, telecommunication, data communication, medical and military industries.  Revenues are generated from sales to distributors and OEMs in North America and Europe.

We have continued our efforts to increase sales to existing and new customers, and continue our strategy to manufacture our products in the Far East. While we believe our revenues have increased to a sufficient amount to offset our expenses, we may be subject to net losses in an individual quarter. We believe that our cash will be sufficient to fund those losses for at least 12 months.

Our corporate office, which contains our administrative, sales, and engineering functions, is located in Fremont, California (“DPC”).  In addition the Company has a wholly-owned subsidiary, Digital Power Limited (“DPL”), located in Salisbury, England.

THREE MONTHS ENDED MARCH 31, 2006, COMPARED TO MARCH 31, 2005

REVENUES

Total revenues increased by 39.9% to $2,708,000 for the first quarter ended March 31, 2006, from $1,935,000 for the first quarter ended March 31, 2005.  The increase in revenue is mainly due to increase sales of our newer products developed through Telkoor being received well in the market place.

Revenues from the domestic operation of DPC increased by 46.7% to $1,423,000 for the first quarter ended March 31, 2006, from $970,000 for the first quarter ended March 31, 2005. Revenues from the Company’s European operations of DPL increase 33.2% to $1,285,000 for the first quarter ended March 31, 2006, from $965,000 for the first quarter ended March 31, 2005.

GROSS MARGINS

Gross margins were 28.9% for the three months ended March 31, 2006, compared to 31.5% for the three months ended March 31, 2005.  The decrease in gross margins is mainly a result of the product mix and supply channel disruptions associated with the implementation of the RoHs (lead free) initiatives, which are required for most product lines by July lst , 2006.

ENGINEERING AND PRODUCT DEVELOPMENT

Engineering and product development expenses were 5.1% of revenues for the three months ended March 31, 2006, and 6.5 % for the three months ended March 31, 2005.  Actual dollar expenditures increased by $13,000.

SELLING AND MARKETING

Selling and marketing expenses were 11.2% of revenues for the three months ended March 31, 2006, compared to 18.3% for the three months ended March 31, 2005. Actual dollar expenditures decreased by $53,000 mainly due to headcount reduction.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were 11.2% of revenues for the three months ended March 31, 2006 compared to 15.6% for the three months ended March 31, 2005. In actual dollar, general and administrative remained approximately at the same level.

FINANCIAL EXPENSES

Net financial expenses was $1,000 for the three months ended March 31, 2006, compared to net financial expense of $11,000 for the three months ended March 31, 2005.

NET INCOME (LOSS)

Net income for the three months ended March 31, 2006, was 37,000 compared to net loss of $183,000 for the three months ended March 31, 2005.  Net income is mainly from the increase in revenues.

EQUITY-BASED COMPENSATION EXPENSE

January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all equity-based payment awards made to our employees and directors including employee stock options on estimated fair value. Equity-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $2,000.  Prior to January 1, 2006, the Company accounted for employees equity based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based employee compensation expense in the amount of $ 2,000 was recognized in the statement of operations for the three months ended March 31, 2005 only for those options with an exercise price lower than the market value of the underlying Common stock on the date of grant.

The use of Black-Scholes model requires various judgmental assumptions, including estimating stock price volatility, forfeiture rates and exercise behavior.

Expected volatility is based exclusively on historical volatility of the entity’s stock as allowed by SFAS 123(R).

If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. See Note 5 to the Consolidated Financial Statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2006, the Company had cash, cash equivalent and a short-term bank deposit of $1,419,000 and working capital of $2,653,000.  This compares with cash and cash equivalent of $1,011,000 and working capital of $2,251,000 at March 31, 2005.  The increase in working capital is mainly due to increase in cash and cash equivalent and trade receivable, offset partially by increase in accounts payable and related party – trade payables account.

Cash used in operating activities for the Company totaled $132,000 for the three months ended March 31, 2006, compared to cash used of $593,000 for the three months ended March 31, 2005. Cash used in investing activities was $3,000 for the three months ended March 31, 2006, compared to cash used of $11,000 for the three months ended March 31, 2005.  Net cash provided by financing activities was $140,000 for the three months ended March 31, 2006, compared to the net cash provided of $250,000 for the three months ended March 31, 2005.

The Company has available a line of credit with Silicon Valley Bank (“SVB”).  The Company can borrow up to $1,200,000 against eligible accounts receivable and other financial covenants.  The rate for this line of credit would be at Silicon Valley Bank’s prime rate plus 1.75%. In order to utilize the line of credit, the Company is required to maintain certain ratios and be in compliance with other covenants.  As of March 31, 2006, the Company has not utilized its line of credit.

In January 2005, the Company entered into a convertible note agreement with Telkoor, a major shareholder, according to which Telkoor extended a $ 250,000 interest-free convertible note. In April 2006, the convertible note was converted into 235,849 Common shares of the Company at a rate of $ 1.06 per share, which is equal to the quoted market price of the Company’s Common stock on the date the note was approved and signed. There is no amount due on the note after the conversion

AMEX LISTING

On May 3, 2005, the Company received a written notice from the American Stock Exchange (“AMEX”), advising that the Company was not in compliance with the AMEX’s listing requirements.  In order to maintain its AMEX listing, the Company submitted on June 3, 2005, a recovery plan which was accepted by AMEX, and the Company will be able to continue its listing during the plan period, subject to AMEX’s periodic reviews. If the Company is not in compliance with the listing standards at the end of such 18 months period or fails the periodic reviews, the AMEX will initiate delisting proceedings.  As of March 31, 2006, the Company believes that it meets its set plan submitted and approved by AMEX.

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

DIGITAL POWER CORPORATION
(Registrant)

Date: May 15, 2006	/s/ Jonathan Wax

Jonathan Wax,
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2006	/s/ Leo Yen

Leo Yen,
Chief Financial Officer
(Principal Financial Officer)