Form 10QSB
period 2006-06-30
DIGITAL POWER CORP
filed 2006-08-15
CIK 896493

U.S. Securities and Exchange Commission
 Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2006

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

Yes ☒	No ☐

Number of shares of common stock outstanding as of August 10, 2006,  6,608,708

DIGITAL POWER CORPORATION

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006

IN U.S. DOLLARS

UNAUDITED

- - - - - - - -

The Board of Directors
Digital Power Corporation

Re:	Review of unaudited interim consolidated financial statements for the six-month period ended June 30, 2006

          We have reviewed the accompanying consolidated balance sheet of Digital Power Corporation (“the Company”) and its subsidiaries as of June 30, 2006, and the related consolidated statements of operations for the six-month and three-month periods ended June 30, 2006 and 2005 and changes in shareholders’ equity for the six-month period ended June 30, 2006 and cash flows for the six-month periods ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER
August 10, 2006	A Member of Ernst & Young Global

DIGITAL POWER CORPORATION

CONSOLIDATED BALANCE SHEET

U.S. dollars in thousands

June 30, 2006

ASSETS	Unaudited
CURRENT ASSETS:
Cash and cash equivalents	$1,837
Restricted cash	96
Trade receivables, net of allowance for doubtful accounts of $67 at June 30, 2006	2,181
Prepaid expenses and other current assets	147
Inventories (Note 3)	1,873

Total current assets	6,134

PROPERTY AND EQUIPMENT, NET	167

Total assets	$6,301

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION

CONSOLIDATED BALANCE SHEET

U.S. dollars in thousands, except share data

June 30, 2006

Unaudited
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$959
Related party – trade payables account	1,578
Deferred revenues	160
Other current liabilities	381

Total current liabilities	3,078

SHAREHOLDERS’ EQUITY:
Share capital -
Series A Redeemable, Convertible Preferred shares with no par value: 500,000 shares authorized, 0 shares issued and outstanding at June 30, 2006	—
Preferred shares with no par value: 1,500,000 shares authorized, 0 shares issued and outstanding at June 30, 2006	—
Common shares with no par value: 30,000,000 shares authorized; 6,608,708 shares issued and outstanding at June 30, 2006	—
Additional paid-in capital	13,724
Accumulated deficit	(10,540)
Accumulated other comprehensive income	39

Total shareholders’ equity	3,223

Total liabilities and shareholders’ equity	$6,301

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

	Six months ended June 30,		Three months ended June 30,

	2006	2005	2006	2005

	Unaudited
Revenues	$6,041	$4,218	$3,333	$2,283
Cost of revenues	4,398	2,970	2,472	1,644

Gross profit	1,643	1,248	861	639

Operating expenses:
Engineering and product development	310	223	172	98
Selling and marketing	617	680	315	325
General and administrative	650	529	346	228

Total operating expenses	1,577	1,432	833	651

Operating income (loss)	66	(184)	28	(12)
Financial expenses, net	(12)	(88)	(11)	(77)

Net income (loss)	$54	$(272)	$17	$(89)

Basic net earnings (loss) per share	$0.009	$(0.04)	$0.003	$(0.01)

Diluted net earnings (loss) per share	$0.008	$(0.04)	$0.002	$(0.01)

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

	Common shares		Additional paid-in Amount	Accumulated deficit	Accumulated other comprehensive Income (loss)	Total other comprehensive income	Total shareholders’ equity

	Number	Amount

Balance as of January 1, 2006	6,161,859	$—	$13,275	$(10,594)	$(57)		$2,624
Exercise of options granted a director	211,000	—	160	—	—		160
Conversion of convertible note	235,849	—	250	—	—		250
Stock compensation related to options granted to Telkoor’s employees	—	—	27	—	—		27
Stock compensation related to options granted to employees	—	—	12	—	—		12
Comprehensive income:
Net income	—	—	—	54	—	$54	54
Foreign currency translation adjustments	—	—	—	—	96	96	96

Total other comprehensive income						$150

Balance as of June 30, 2006 (unaudited)	6,608,708	$—	$13,724	$(10,540)	$39		$3,223

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Six months ended June 30,

	2006	2005

	Unaudited
Cash flows from operating activities:
Net income (loss)	$54	$(272)
Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	39	43
Stock compensation related to options granted to employees	12	3
Stock compensation related to options granted to Telkoor’s employees	27	—
Decrease (increase) in trade receivables, net	(246)	170
Decrease in prepaid expenses and other current assets	2	55
Increase in inventories	(347)	(584)
Increase in accounts payable and related parties	580	264
Decrease in deferred revenues and other current liabilities	(73)	(240)

Net cash provided by (used in) operating activities	48	(561)

Cash flows from investing activities:
Restricted cash	183	—
Purchase of property and equipment	(4)	(10)

Net cash provided by (used in) investing activities	179	(10)

Cash flows from financing activities:
Restricted Cash	—	(7)
Exercise of options granted to a director	160	—
Proceeds from a convertible note	—	250

Net cash provided by financing activities	160	243

Effect of exchange rate changes on cash and cash equivalents	41	2

Increase (decrease) in cash and cash equivalents	428	(326)
Cash and cash equivalents at the beginning of the period	1,409	1,373

Cash and cash equivalents at the end of the period	$1,837	$1,047

Supplemental disclosure of non-cash financing activities:
Conversion of a convertible note	$250	$—

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1:-	GENERAL

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

The accompanying unaudited consolidated financial statements as of June 30, 2006 and for the six- month and three-month ended June 30, 2006 and 2005 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of the financial condition and results of operations, contained in the Company Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The results of operations for the six-month ended June 30, 2006 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2006.

b.	Accounting for stock-based compensation:

On December 31, 2005, the Company has several stock-based employee compensation plans, which are described more fully in Note 5. Prior to December 15, 2005, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based employee compensation cost in the amount of $3 and $1 was recognized in the statement of operations for the six months and three months ended June 30, 2005, respectively only for those options with an exercise price lower than the market value of the underlying Common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified-prospective-transition method.

DIGITAL POWER CORPORATION

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Under that transition method, compensation cost recognized in the first half of 2006 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). On December 31, 2005, the Company accelerated all of its unvested outstanding employees’ stock options, and therefore, no compensation costs were included for share-based payments granted prior to January 1, 2006 in the first half of 2006. Results for prior periods have not been restated.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net income for the six months and three months ended June 30, 2006, is $12 and $10, respectively lower than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the six months and three months ended June 30, 2006 would have been the same, due to immateriality.

Total stock-based compensation expense resulting from stock options included in the consolidated statement of operations for the six months and three months ended June 30, 2006 was $12 and $10, respectively. This amount was allocated to separate line items in the consolidated statement of operations as required by SFAS 123(R).

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

NOTE 3:-	INVENTORIES

June 30, 2006

Unaudited
Raw materials, parts and supplies	$364
Work in progress	482
Finished products	1,027

$1,873

NOTE 4:-	CONVERTIBLE NOTE

In January 2005, the Company entered into a convertible note agreement with Telkoor, a major shareholder, according to which Telkoor extended a $ 250 interest-free convertible note to be paid on the tenth business day after the Company announced its financial results for 2005. The note was convertable at any time into Common shares at a rate of $ 1.06 per share, which is equal to the quoted market price of the Company’s Common stock on the date the note was approved and signed. In accordance with the guidelines of APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Instruments”, and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has determined that the note had no beneficial conversion feature since the conversion price was equal to the quoted market price of the Company’s Common stock at the date the note was approved and signed.

DIGITAL POWER CORPORATION

In April 2006, the convertible note was converted into 235,849 Common shares.

NOTE 5:-	ACCOUNTING FOR STOCK BASED COMPENSATION

a.	Share Option Plans:

1.	Under the Company’s stock option plans, options may be granted to employees, officers, consultants, service providers and directors of the Company or its subsidiaries.

2.

As of June 30, 2006, the Company has authorized, by several Incentive Share Option Plans, the grant of options to officers, management, other key employees and others of up to 2,272,200 of the Company’s Common shares. As of June 30, 2006, an aggregate of 668,680 of the Company’s options are still available for future grant.

3.

The options granted generally become fully exercisable after four years and expire no later than 10 years from the approval date of the option plan under the terms of grant. Any options that are forfeited or cancelled before expiration become available for future grants.

DIGITAL POWER CORPORATION

NOTE 5:-	ACCOUNTING FOR STOCK BASED COMPENSATION (Cont.)

A summary of the Company’s employee share option activity (except options to consultants and service providers) and related information is as follows:

	Six months ended June 30, 2006 (unaudited)

	Amount of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value *)

Outstanding at beginning of period	1,009,225	$1.01
Granted	180,000	$1.32
Forfeited	(15,000)	$1.80
Exercised	(211,000)	$0.76

Outstanding at end of period	963,225	$1.11	7.16	$625,050

Exercisable options at end of period	810,725	$1.06	6.68	$539,250

*)	Calculation of aggregate intrinsic value is based on the share price of the Company’s Common stock as of June 30, 2006 ($1.68 per share).

Grants for the six months ended June 30, 2006:

Under the provisions of SFAS 123(R), the fair value of each option is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. Because Black-Scholes option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based exclusively on historical volatility of the entity’s stock as allowed by SFAS 123(R). The entity uses historical data to estimate the expected term of options granted, representing the period of time that options granted are expected to be outstanding; option exercise and employee termination within the valuation model. The risk-free rate of period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Six months ended June 30, 2006

Unaudited
Expected volatility	105% - 117%
Expected dividends	0%
Expected term (in years)	7
Risk free rate	4.85% - 5.03%

DIGITAL POWER CORPORATION

NOTE 5:-	ACCOUNTING FOR STOCK BASED COMPENSATION (Cont.)

The weighted-average fair value of options granted during the first half of 2006 was $1.13. The total intrinsic value of options exercised during the first half of 2006 was $105.

As of June 30, 2006, there was $151 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of 4 years.

b.	Pro-forma information under SFAS 123(R) for periods prior to fiscal 2006:

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-option-pricing formula and amortized to expense over the options’ vesting periods, with the following weighted-average assumption for June 30, 2005: expected volatility of 103%, risk-free interest rates of 4%, dividend yield of 0% and a weighted-average expected life of the option of 7 years.

Six months ended June 30, 2005

Unaudited
Net loss available to Common shares - as reported	$(272)
Deduct - stock-based employee compensation - intrinsic value	3
Add - stock-based employee compensation -fair value	(66)

Pro forma net loss	$(335)

Loss per share:
Basic and diluted net loss, as reported	$(0.04)

Pro forma basic and diluted net loss	$(0.05)

c.	Employee Stock Ownership Plan:

The Company has an Employee Stock Ownership Plan (“ESOP”) covering eligible employees. The ESOP provides for the Employee Stock Ownership Trust (“ESOT”) to distribute shares of the Company’s Common shares as retirement benefits to the participants. The Company has not distributed shares since 1998. As of June 30, 2006, the outstanding Common shares held by the ESOT amount to 167,504 shares.

DIGITAL POWER CORPORATION

NOTE 6:-	TOTAL COMPRHENSIVE INCOME (LOSS)

	Six months ended June 30,		Three months ended June 30,

	2006	2005	2006	2005

	Unaudited
Net income (loss)	$54	$(272)	$17	$(89)
Foreign currency translation adjustments	96	(49)	76	(20)

Comprehensive income (loss)	$150	$(321)	$93	$(109)

NOTE 7:-	NET EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of the basic and diluted net earnings (loss) per share:

1.	Numerator:

	Six months ended June 30,		Three months ended June 30,

	2006	2005	2006	2005

	Unaudited
Net income (loss) available to Common stockholders	$54	$(272)	$17	$(89)

2.	Denominator:

Denominator for basic net earnings (loss) per share of weighted average number of Common stock	6,381,738	6,161,859	6,501,618	6,161,859
Effect of dilutive securities:
Employee stock options	318,187	*) -	494,669	*) -
Convertible note	169,025	*) -	102,201	*) -

Denominator for diluted net earnings (loss) per share of Common stock	6,868,950	6,161,859	7,098,488	6,161,859

*)	Anti-dilutive.

DIGITAL POWER CORPORATION

NOTE 8:-	SEGMENTS, MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

The Company has two reportable geographic segments, see Note 1 for a brief description of the Company’s business. The data is presented in accordance with Statement of Financial Accounting Standard No. 131, “Disclosure About Segments of an Enterprise and Related Information” (“SFAS No. 131”).

The following data presents the revenues, expenditures and other operating data of the Company’s geographic operating segments:

	Six months ended June 30, 2006 (unaudited)

	DPC	DPL	Eliminations	Total

Revenues	$2,861	$3,180	$—	$6,041
Intersegment revenues	318	—	(318)	—

Total revenues	$3,179	$3,180	$(318)	$6,041

Depreciation expense	$9	$30	$—	$39

Operating income	$(31)	$97	$—	$66

Financial expenses, net				(12)

Net income (loss)	$(31)	$85	$—	$54

Expenditures for segment assets as of June 30, 2006	$2	$2	$—	$4

Identifiable assets as of June 30, 2006	$2,787	$3,514	$—	$6,301

DIGITAL POWER CORPORATION

NOTE 8:-	SEGMENTS, MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION (Cont.)

	Six months ended June 30, 2005 (unaudited)

	DPC	DPL	Eliminations	Total

Revenues	$2,101	$2,117	$—	$4,218
Intersegment revenues	198	—	(198)	—

Total revenues	$2,299	$2,117	$(198)	$4,218

Depreciation expense	$11	$32	$—	$43

Operating loss	$(91)	$(93)	$—	$(184)

Financial expenses, net				(88)

Net loss	$(86)	$(186)	$—	$(272)

Expenditures for segment assets as of June 30, 2005	$8	$2	$—	$10

Identifiable assets as of June 30, 2005	$1,934	$3,135	$—	$5,069

	Three months ended June 30, 2006 (unaudited)

	DPC	DPL	Eliminations	Total

Revenues	$1,438	$1,895	$—	$3,333
Intersegment revenues	108	—	(108)	—

Total revenues	$1,546	$1,895	$(108)	$3,333

Depreciation expenses	$4	$15	$—	$19

Operating income (loss)	$(40)	$68	$—	$28

Financial expenses, net				$(11)

Net income (loss)	$(43)	$60	$—	$17

Expenditures for segment assets as of June 30, 2006	$2	$—	$—	$2

Identifiable assets as of June 30, 2006	$2,787	$3,514	$—	$6,301

DIGITAL POWER CORPORATION

NOTE 8-	SEGMENTS, MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION (Cont.)

	Three months ended June 30, 2005 (unaudited)

	DPC	DPL	Eliminations	Total

Revenues	$1,131	$1,152	$—	$2,283
Intersegment revenues	124	—	(124)	—

Total revenues	$1,255	$1,152	$(124)	$2,283

Depreciation expenses	$6	$15	$—	$21

Operating income (loss)	$(67)	$55	$—	$(12)

Financial expenses, net				(77)

Net loss	$(65)	$(24)	$—	$(89)

Expenditures for segment assets as of June 30, 2005	$4	$2	$—	$6

Identifiable assets as of June 30, 2005	$1,934	$3,135	$—	$5,069

- - - - - - - - -

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

The Company’s corporate office, which contains our administrative, sales, and engineering functions, is located in Fremont, California.  In addition the Company has a wholly-owned subsidiary, Digital Power Limited (“DPL”), located in Salisbury, England.

THREE AND SIX MONTHS ENDED JUNE 30, 2006, COMPARED TO JUNE 30, 2005

REVENUES

Total revenues increased by 46.0% to $3,333,000 for the three months ended June 30, 2006, from $2,283,000 for the three months ended June 30, 2005.

Revenues from the domestic operations of DPC increased 27.1% to $1,438,000 for the second quarter ended June 30, 2006, from $1,131,000 for the second quarter ended June 30, 2005.  Revenues from the Company’s European operations of DPL increased 64.5% to $1,895,000 for the second quarter ended June 30, 2006, from $1,152,000 for the second quarter ended June 30, 2005.  The revenue increase in the second quarter of 2006 is mainly due to increase in sales of new products.

For the six months ended June 30, 2006, revenues increased by 43.2% to $6,041,000 from $4,218,000 for the six months ended June 30, 2005.  Revenues attributed to the domestic operations of DPC increased by 36.2% to $2,861,000 from $2,101,000 for the six months ended June 30, 2005.   The increase in revenue from the domestic operations of DPC is mainly due to higher sales of our new products. Revenues from the Company’s European operations of DPL increased by 50.2% to $3,180,000 from $2,117,000 for the six months ended June 30, 2005.

GROSS MARGINS

Gross margins were 25.8% for the three months ended June 30, 2006, compared to 28.0% for the three months ended June 30, 2005.  Gross margins were 27.2% for the six months ended June 30, 2006 compared to 29.6 % for the six months ended June 30, 2005.  The decrease in gross margins is mainly a result of the product mix and supply channel disruptions associated with the implementation of the RoHs (lead free) initiatives, which are required for most product lines by July l, 2006.

ENGINEERING AND PRODUCT DEVELOPMENT

Engineering and product development expenses were 5.2% of revenues for the three months ended June 30, 2006, and 4.3% for the three months ended June 30, 2005.  Engineering and product development expenses were 5.1% of revenues for the six months ended June 30, 2006, compared to 5.3% of revenues for the six months ended June 30, 2005. Actual dollar expenditures increased by $87,000 mainly due to travel and safety expenditures.

SELLING AND MARKETING

Selling and marketing expenses were 9.5% of revenues for the three months ended June 30, 2006, compared to 14.2% for the three months ended June 30, 2005.  In absolute dollars, the selling and marketing expenditures remained at approximately the same level. Selling and marketing expenses were 10.2% of revenues for the six months ended June 30, 2006, compared to 16.1% for the six months ended June 30, 2005. Actual dollar expenditures decreased by $63,000 mainly due to headcount reduction

GENERAL AND ADMINISTRATIVE

General and administrative expenses were 10.4% of revenues for the three months ended June 30, 2006, compared to 10.0% for the three months ended June 30, 2005. General and administrative expenses were 10.8% of revenues for the six months ended June 30, 2006, compared to 12.5% for the six months ended June 30, 2005. Actual dollar expenditures increased by $121,000 mainly due to legal and contract services.

FINANCIAL EXPENSES

Financial expense net was $11,000 for the three months ended June 30, 2006, compared to financial expense net of $77,000 for the three months ended June 30, 2005. Financial expenses were $12,000 for the six months ended June 30, 2006, compared to financial expenses of $88,000 for the six months ended June 30, 2005. Financial expense resulted mainly from the exchange rate fluctuation.

NET INCOME (LOSS)

For the three months ended June 30, 2006, the Company had net income of $17,000 compared to a net loss of $89,000 for the three months ended June 2005. Net income for the six months ended June 30, 2006 was $54,000 compared to net loss of $272,000 for the six months ended June 30, 2005. Net income is mainly from the increase in revenues.

EQUITY-BASED COMPENSATION EXPENSE

January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all equity-based payment awards made to our employees and directors including employee stock options on estimated fair value. Equity-based compensation expense recognized under SFAS 123(R) for the six months ended June 30, 2006 was $11,000.  Prior to January 1, 2006, the Company accounted for employees equity based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

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

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2006, the Company had cash, cash equivalents $1,837,000 and working capital of $3,056,000.  This compares with cash and cash equivalents of $1,047,000 and working capital of $2,164,000 at June 30, 2005.   The increase in working capital is mainly due to increase in cash and cash equivalent and trade receivable, offset partially by increase inrelated party trade payable account.

Cash provided by operating activities for the Company totaled $48,000 for the six months ended June 30, 2006, compared to cash used in operating activities of $561,000 for the six months ended June 30, 2005.   Cash provided by investing activities was $179,000 for the six months ended June 30, 2006, compared to cash used in investing activities of $10,000 for the six months ended June 30, 2005. The cash provided by investing activities was mainly due to release of restricted cash of $183,000. Cash provided by financing activities of $160,000 for the six month ended June 30, 2006 compared to cash provided of $250,000 for the six months ended June 30, 2005.

The Company has an available line of credit with Silicon Valley Bank (“SVB”).  The Company can borrow up to $1,200,000 against eligible accounts receivable and other financial covenants.  The rate for this line of credit would be at Silicon Valley Bank’s prime rate plus 1.75%.  In order to utilize the line of credit, the Company is required to maintain certain ratios and be in compliance with other covenants.  As of June 30, 2006, the Company has not utilized its line of credit.

The Company believes it has adequate resources at this time to continue its promotional efforts to increase sales in the electronic industry market.  However, if the Company does not meet those goals, it may have to raise money through debts or equity, which may dilute shareholder’s equity.

AMEX LISTING

On June 13, 2006, the Company received a written notice from the American Stock Exchange (the “AMEX”) notifying the Company it has evidenced compliance with the requirements necessary for continued listing on the AMEX.

Previously, on May 3, 2005, the Company had announced that it was subject to delisting because of its shareholders’ equity of less than $4,000,000, losses from continuing operations, and/or net losses in three out of its four most recent fiscal years. In order to maintain its AMEX listing, the Company submitted a recovery plan on June 3, 2005, advising the AMEX of actions it had taken or would take to bring the Company into compliance with the continued listing standards within a maximum of 18 months. On June 28, 2005, the AMEX approved the Company’s recovery plan and allowed uninterrupted trading of the Company’s common stock

ITEM 3. CONTROLS AND PROCEDURES

The Company’s management with the participation of the Company’s principal executive and financial officers evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act are recorded, processed, summarized and reported on a timely basis.  Based upon their evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures are effective to accumulate and communicate to the Company’s management as appropriate to allow timely decisions regarding disclosure.

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

DIGITAL POWER CORPORATION
(Registrant)

Date: August 14, 2006

Jonathan Wax,
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2006

Leo Yen,
Chief Financial Officer
(Principal Financial Officer)