Form 10QSB
period 2006-09-30
DIGITAL POWER CORP
filed 2006-11-15
CIK 896493

U.S. Securities and Exchange Commission
 Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2006

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

Yes ☒	No ☐

Number of shares of common stock outstanding as of November 1, 2006,  6,610,708

DIGITAL POWER CORPORATION

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2006

IN U.S. DOLLARS

UNAUDITED

- - - - - - - - - -

The Board of Directors
Digital Power Corporation

          We have reviewed the accompanying consolidated balance sheet of Digital Power Corporation (“the Company”) and its subsidiaries as of September 30, 2006, and the related consolidated statements of operations for the nine-month and three-month periods ended September 30, 2006 and 2005 and changes in

Re:	Review of unaudited interim consolidated financial statements for the nine-month period ended September 30, 2006 shareholders’ equity for the nine-month period ended September 30, 2006 and cash flows for the nine-month periods ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER
November 14, 2006	A Member of Ernst & Young Global

DIGITAL POWER CORPORATION

CONSOLIDATED BALANCE SHEET

U.S. dollars in thousands

September 30, 2006

Unaudited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,921
Restricted cash	99
Trade receivables, net of allowance for doubtful accounts of $124 at September 30, 2006	2,128
Prepaid expenses and other current assets	177
Inventories (Note 3)	1,774

Total current assets	6,099

PROPERTY AND EQUIPMENT, NET	168

Total assets	$6,267

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION

CONSOLIDATED BALANCE SHEET

U.S. dollars in thousands, except share data

September 30, 2006

Unaudited
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$854
Related party – trade payables account	1,421
Deferred revenues	134
Other current liabilities	490

Total current liabilities	2,899

SHAREHOLDERS’ EQUITY:
Share capital -
Series A Redeemable, Convertible Preferred shares with no par value - 500,000 shares authorized, 0 shares issued and outstanding at September 30, 2006	—
Preferred shares with no par value - 1,500,000 shares authorized, 0 shares issued and outstanding at September 30, 2006	—
Common shares with no par value - 30,000,000 shares authorized; 6,610,708 shares issued and outstanding at September30, 2006	—
Additional paid-in capital	13,745
Accumulated deficit	(10,465)
Accumulated other comprehensive income	88

Total shareholders’ equity	3,368

Total liabilities and shareholders’ equity	$6,267

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands, except share and per share data

	Nine months ended September 30,		Three months ended September 30,

	2006	2005	2006	2005

	Unaudited
Revenues	$9,445	$7,187	$3,404	$2,969
Cost of revenues	6,894	5,090	2,496	2,120

Gross profit	2,551	2,097	908	849

Operating expenses:
Engineering and product development	482	374	172	151
Selling and marketing	909	999	292	319
General and administrative	1,017	797	367	268

Total operating expenses	2,408	2,170	831	738

Operating income (loss)	143	(73)	77	111
Financial income (expenses), net	(14)	(87)	(2)	1

Net income (loss)	$129	$(160)	$75	$112

Basic net earnings (loss) per share	$0.020	$(0.03)	$0.011	$0.02

Diluted net earnings (loss) per share	$0.019	$(0.03)	$0.011	$0.02

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

U.S. dollars in thousands, except share data

	Common shares

	Number	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensiv e income (loss)	Total other comprehensiv e income	Total shareholders’ equity

Balance as of January 1, 2006	6,161,859	$—	$13,275	$(10,594)	$(57)		$2,624
Exercise of options granted to a director and employees	213,000	—	162	—	—		162
Conversion of convertible note	235,849	—	250	—	—		250
Stock compensation related to options granted to Telkoor’s employees	—	—	40	—	—		40
Stock compensation related to options granted to employees and consultants	—	—	18	—	—		18
Comprehensive income:
Net income	—	—	—	129	—	$129	129
Foreign currency translation adjustments	—	—	—	—	145	145	145

Total other comprehensive income						$274

Balance as of September 30, 2006 (unaudited)	6,610,708	$—	$13,745	$(10,465)	$88		$3,368

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Nine months ended September 30,

	2006	2005

	Unaudited
Cash flows from operating activities:
Net income (loss)	$129	$(160)
Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	57	64
Stock compensation related to options granted to employees	18	5
Stock compensation related to options granted to Telkoor’s employees and consultants	40	—
Increase in trade receivables, net	(176)	(52)
Increase (decrease) in prepaid expenses and other current assets	(26)	25
Increase in inventories	(231)	(795)
Increase in accounts payable and related parties	318	538
Increase in deferred revenues and other current liabilities	3	46

Net cash provided by (used in) operating activities	132	(329)

Cash flows from investing activities:
Restricted cash	180	(50)
Purchase of property and equipment	(19)	(21)

Net cash provided by (used in) investing activities	161	(71)

Cash flows from financing activities:
Exercise of options granted to a director and employees	162	—
Proceeds from a convertible note	—	250

Net cash provided by financing activities	162	250

Effect of exchange rate changes on cash and cash equivalents	57	(26)

Increase (decrease) in cash and cash equivalents	512	(176)
Cash and cash equivalents at the beginning of the period	1,409	1,323

Cash and cash equivalents at the end of the period	$1,921	$1,147

Supplemental disclosure of non-cash financing activities:
Conversion of a convertible note	$250	$—

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

The accompanying unaudited consolidated financial statements as of September 30, 2006 and for the nine-month and three-month periods ended September 30, 2006 and 2005 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of the financial condition and results of operations, contained in the Company Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2006.

	b.	Accounting for stock-based compensation:

On December 31, 2005, the Company has several stock-based employee compensation plans, which are described more fully in Note 5. Prior to December 15, 2005, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based employee compensation cost in the amount of $5 and $2 was recognized in the statement of operations for the nine months and three months ended September 30, 2005, respectively only for those options with an exercise price lower than the market value of the underlying Common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified-prospective-transition method.

Under that transition method, compensation cost recognized in the nine months of 2006 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). On December 31, 2005, the Company accelerated all of its unvested outstanding employees’ stock options, and therefore, no compensation costs were included for share-based payments granted prior to January 1, 2006 in the nine month of 2006. Results for prior periods have not been restated.

DIGITAL POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net income for the nine months and three months ended September 30, 2006, is $18 and $6, respectively lower than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the nine months and three months ended September 30, 2006 would have been the same, due to immateriality.

Total stock-based compensation expense resulting from stock options included in the consolidated statement of operations for the nine months and three months ended September 30, 2006 was $18 and $6, respectively. This amount was allocated to separate line items in the consolidated statement of operations as required by SFAS 123(R).

The Company and its subsidiaries apply SFAS 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”), with respect to options issued to non-employees. SFAS 123 requires use of an option valuation model to measure the fair value of the options at the grant date.

NOTE 3:-	INVENTORIES

September 30, 2006

Unaudited
Raw materials, parts and supplies	$401
Work in progress	325
Finished products	1,048

$1,774

NOTE 4:-	CONVERTIBLE NOTE

In January 2005, the Company entered into a convertible note agreement with Telkoor, a major shareholder, according to which Telkoor extended a $250 interest-free convertible note to be paid on the tenth business day after the Company announced its financial results for 2005. The note was convertible at any time into Common shares at a rate of $1.06 per share, which is equal to the quoted market price of the Company’s Common stock on the date the note was approved and signed. In accordance with the guidelines of APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Instruments”, and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has determined that the note had no beneficial conversion feature since the conversion price was equal to the quoted market price of the Company’s Common shares at the date the note was approved and signed.

In April 2006, the convertible note was converted into 235,849 Common shares.

DIGITAL POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 5:-	ACCOUNTING FOR STOCK BASED COMPENSATION

	a.	Share Option Plans:

		1.	Under the Company’s stock option plans, options may be granted to employees, officers, consultants, service providers and directors of the Company or its subsidiaries.

2.

As of September 30, 2006, the Company has authorized, by several Incentive Share Option Plans, the grant of options to officers, management, other key employees and others of up to 2,272,200 of the Company’s Common shares. As of September 30, 2006, an aggregate of 718,680 of the Company’s options are still available for future grant.

3.

The options granted generally become fully exercisable after four years and expire no later than 10 years from the approval date of the option plan under the terms of grant. Any options that are forfeited or cancelled before expiration become available for future grants.

A summary of the Company’s employee share option activity (except options to consultants and service providers) and related information is as follows:

	Nine months ended September 30, 2006

	Amount of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value *)

	(unaudited)
Outstanding at beginning of period	1,009,225	$1.01
Granted	135,000	$1.39
Forfeited	(20,000)	$1.08
Exercised	(213,000)	$0.76

Outstanding at end of period	911,225	$1.11	6.86	$330,860

Exercisable options at end of period	783,225	$1.07	6.42	$310,560

*)	Calculation of aggregate intrinsic value is based on the share price of the Company’s Common shares as of September 30, 2006 ($1.35 per share).

DIGITAL POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 5:-	ACCOUNTING FOR STOCK BASED COMPENSATION (Cont.)

Grants for the nine months ended September 30, 2006:

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

Nine months ended September 30, 2006

Unaudited
Expected volatility	103% - 117%
Expected dividends	0%
Expected term (in years)	6 - 7
Risk free rate	4.69% - 5.03%

The weighted-average fair value of options granted during the nine months of 2006 was $1.29. The total intrinsic value of options exercised during the nine months of 2006 was $106.

As of September 30, 2006, there was $107 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of 3- 4 years.

b.	Pro-forma information under SFAS 123(R) for periods prior to fiscal 2006:

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-option-pricing formula and amortized to expense over the options’ vesting periods, with the following weighted-average assumption for September 30, 2005: expected volatility of 103%, risk-free interest rates of 4%, dividend yield of 0% and a weighted-average expected life of the option of 7 years.

DIGITAL POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 5:-	ACCOUNTING FOR STOCK BASED COMPENSATION (Cont.)

Nine months ended September 30, 2005

Unaudited
Net loss available to Common shares - as reported	$(160)
Deduct - stock-based employee compensation - intrinsic value	5
Add - stock-based employee compensation - fair value	(99)

Pro forma net loss	$(254)

Loss per share:
Basic and diluted net loss, as reported	$(0.03)

Pro forma basic and diluted net loss	$(0.04)

	c.	Employee Stock Ownership Plan:

The Company has an Employee Stock Ownership Plan (“ESOP”) covering eligible employees. The ESOP provides for the Employee Stock Ownership Trust (“ESOT”) to distribute shares of the Company’s Common shares as retirement benefits to the participants. The Company has not distributed shares since 1998. As of September 30, 2006, the outstanding Common shares held by the ESOT amount to 167,504 shares.

NOTE 6:-	TOTAL COMPREHENSIVE INCOME (LOSS)

	Nine months ended September 30,		Three months ended September 30,

	2006	2005	2006	2005

	Unaudited
Net income (loss)	$129	$(160)	$75	$112
Foreign currency translation adjustments	145	(89)	49	(40)

Comprehensive income (loss)	$274	$(249)	$124	$(72)

DIGITAL POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 7:-	NET EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of the basic and diluted net earnings (loss) per share:

	1.	Numerator:

	Nine months ended September 30,		Three months ended September 30,

	2006	2005	2006	2005

	Unaudited
Net income (loss) available to Common shareholders	$129	$(160)	$75	$112

2.	Denominator:

Denominator for basic net earnings (loss) per share of weighted average number of Common shares	6,322,032	6,161,859	6,845,468	6,161,859
Effect of dilutive securities:
Employee stock options	384,506	*) —	313,109	*) —
Convertible note	112,683	*) —	—	*) —

Denominator for diluted net earnings (loss) per Common share	6,819,221	6,161,859	7,158,577	6,161,859

*)	Anti-dilutive.

NOTE 8:-	SEGMENTS, MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

The Company has two reportable geographic segments, see Note 1 for a brief description of the Company’s business. The data is presented in accordance with Statement of Financial Accounting Standard No. 131, “Disclosure About Segments of an Enterprise and Related Information” (“SFAS No. 131”).

The following data presents the revenues, expenditures and other operating data of the Company’s geographic operating segments:

	Nine months ended September 30, 2006

	DPC	DPL	Eliminations	Total

	(unaudited)
Revenues	$4,375	$5,070	$—	$9,445
Intersegment revenues	405	—	(405)	—

Total revenues	$4,780	$5,070	$(405)	$9,445

Depreciation expense	$13	$44	$—	$57

Operating income	$125	$18	$—	$143

Financial expenses, net				(14)

Net income (loss)	$(30)	$159	$—	$129

Expenditures for segment assets as of September 30, 2006	$14	$5	$—	$19

Identifiable assets as of September 30, 2006	$2,963	$3,304	$—	$6,267

NOTE 8:-	SEGMENTS, MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION (Cont.)

	Nine months ended September 30, 2005

	DPC	DPL	Eliminations	Total

	(unaudited)
Revenues	$3,373	$3,814	$—	$7,187
Intersegment revenues	629	—	(629)	—

Total revenues	$4,002	$3,814	$(629)	$7,187

Depreciation expense	$16	$48	$—	$64

Operating loss	$(101)	$28	$—	$(73)

Financial expenses, net				(87)

Net loss	$(92)	$(68)	$—	$(160)

Expenditures for segment assets as of September 30, 2005	$19	$2	$—	$21

Identifiable assets as of September 30, 2005	$2,140	$3,564	$—	$5,704

	Three months ended September 30, 2006

	DPC	DPL	Eliminations	Total

	(unaudited)
Revenues	$1,514	$1,890	$—	$3,404
Intersegment revenues	87	—	(87)	—

Total revenues	$1,601	$1,890	$(87)	$3,404

Depreciation expenses	$4	$14	$—	$18

Operating income	$1	$76	$—	$77

Financial expenses, net				$(2)

Net income	$1	$74	$—	$75

Expenditures for segment assets as of September 30, 2006	$12	$3	$—	$15

Identifiable assets as of September 30, 2006	$2,963	$3,304	$—	$6,267

NOTE 8 -	SEGMENTS, MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION (Cont.)

	Three months ended September 30, 2005

	DPC	DPL	Eliminations	Total

	(unaudited)
Revenues	$1,272	$1,697	$—	$2,969
Intersegment revenues	431	—	(431)	—

Total revenues	$1,703	$1,697	$(431)	$2,969

Depreciation expenses	$5	$16	$—	$21

Operating income (loss)	$(10)	$121	$—	$111

Financial expenses, net				1

Net income (loss)	$(6)	$118	$—	$112

Expenditures for segment assets as of September 30, 2005	$11	$—	$—	$11

Identifiable assets as of September 30, 2005	$2,140	$3,564	$—	$5,704

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006, COMPARED TO SEPTEMBER 30, 2005

REVENUES

Total revenues increased by 14.7% to $3,404,000 for the three months ended September 30, 2006, from $2,969,000 for the three months ended September 30, 2005.

Revenues from the domestic operations of DPC increased 19.0% to $1,514,000 for the third quarter ended September 30, 2006, from $1,272,000 for the third quarter ended September 30, 2005.  Revenues from the Company’s European operations of DPL increased 11.4% to $1,890,000 for the third quarter ended September 30, 2006, from $1,697,000 for the third quarter ended September 30, 2005.  The revenue increase in the third quarter of 2006 is mainly due to increase in sales of new products.

For the nine months ended September 30, 2006, revenues increased by 31.4% to $9,445,000 from $7,187,000 for the nine months ended September 30, 2005.  Revenues attributed to the domestic operations of DPC increased by 29.7% to $4,375,000 from $3,373,000 for the nine months ended September 30, 2005. Revenues from the Company’s European operations of DPL increased by 32.9% to $5,070,000 from $3,814,000 for the nine months ended September 30, 2005. The increase in is mainly due to higher sales of our new products.

GROSS MARGINS

Gross margins were 26.7% for the three months ended September 30, 2006, compared to 28.6% for the three months ended September 30, 2005.  Gross margins were 27.0% for the nine months ended September 30, 2006 compared to 29.2 % for the nine months ended September 30, 2005.  The decrease in gross margins is mainly a result of the product mix.

ENGINEERING AND PRODUCT DEVELOPMENT

Engineering and product development expenses were 5.1% of revenues for the three months ended September 30, 2006, and for the three months ended September 30, 2005.  Engineering and product development expenses were 5.1% of revenues for the nine months ended September 30, 2006, compared to 5.2% of revenues for the nine months ended September 30, 2005. Actual dollar expenditures increased by $108,000 mainly due to safety expenditures.

SELLING AND MARKETING

Selling and marketing expenses were 8.6% of revenues for the three months ended September 30, 2006, compared to 10.7% for the three months ended September 30, 2005. Selling and marketing expenses were 9.6% of revenues for the nine months ended September 30, 2006, compared to 13.9% for the nine months ended September 30, 2005. Actual dollar expenditures decreased by $90,000 mainly due to headcount reduction

GENERAL AND ADMINISTRATIVE

General and administrative expenses were 10.8% of revenues for the three months ended September 30, 2006, compared to 9.0% for the three months ended September 30, 2005. In actual dollar expenditures increased by $99,000 mainly due to a bad debt reserve of $82,000 related to one customer that filed for bankruptcy protection. General and administrative expenses were 10.8% of revenues for the nine months ended September 30, 2006, compared to 11.1% for the nine months ended September 30, 2005. Actual dollar expenditures increased by $220,000 mainly due to bad debt reserve, legal expenses and contract services.

FINANCIAL EXPENSES

Financial expense net was $2,000 for the three months ended September 30, 2006, compared to financial income net of $1,000 for the three months ended September 30, 2005. Financial expenses were $14,000 for the nine months ended September 30, 2006, compared to financial expenses of $87,000 for the nine months ended September 30, 2005. Financial expense and income resulted mainly from the exchange rate fluctuation.

NET INCOME (LOSS)

For the three months ended September 30, 2006, the Company had net income of $75,000 compared to a net income of $112,000 for the three months ended September 2005. Net income for the nine months ended September 30, 2006 was $129,000 compared to net loss of $160,000 for the nine months ended September 30, 2005. Net income is mainly from the increase in revenues.

EQUITY-BASED COMPENSATION EXPENSE

January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all equity-based payment awards made to our employees and directors including employee stock options on estimated fair value. Equity-based compensation expense recognized under SFAS 123(R) for the nine months ended September 30, 2006 was $18,000.  Prior to January 1, 2006, the Company accounted for employees equity based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

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

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2006, the Company had cash, cash equivalents $1,921,000 and working capital of $3,200,000.  This compares with cash and cash equivalents of $1,147,000 and working capital of $2,252,000 at September 30, 2005.   The increase in working capital is mainly due to increase in cash and cash equivalent and trade receivable, offset partially by decrease in inventory and in deferred revenue.

Cash provided by operating activities for the Company totaled $132,000 for the nine months ended September 30, 2006, compared to cash used in operating activities of $329,000 for the nine months ended September 30, 2005.   Cash provided by investing activities was $161,000 for the nine months ended September 30, 2006, compared to cash used in investing activities of $71,000 for the nine months ended September 30, 2005. The cash provided by investing activities was mainly due to release of restricted cash of $180,000. Cash provided by financing activities of $162,000 for the nine month ended September 30, 2006 compared to cash provided of $250,000 for the nine months ended September 30, 2005.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company has submitted a claim for an unpaid debt of $82,799.63 for products sold to Zultys Technologies. Zultys Technologies filed for bankruptcy protection following its failure to pay for the goods the Company had delivered.  The Company is represented by counsel in the bankruptcy proceedings.  Except for these proceedings, the Company is not currently involved in any legal proceeding

ITEM 2.  CHANGES IN SECURITIES

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

DIGITAL POWER CORPORATION
(Registrant)

Date: November 15, 2006	/s/ Jonathan Wax

Jonathan Wax,
Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2006	/s/ Leo Yen

Leo Yen,
Chief Financial Officer
(Principal Financial Officer)