Form 10KSB
period 2006-12-31
DIGITAL POWER CORP
filed 2007-04-02
CIK 896493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the fiscal year ended December 31, 2006

Commission File Number 1-12711

DIGITAL POWER CORPORATION
(Name of small business issuer in its charter)

California	3679	94-1721931

(State or other jurisdiction of Incorporation or organization)	(Primary Standard Industrial Classification Code)	(I.R.S. Employer Identification No.)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Revenues for the year ended December 31, 2006, were $12,631,000.

As of March 1, 2007, the aggregate market value of the voting common stock held by non-affiliates was approximately $5,638,289 based on the closing price of $ 1.59 per share.

As of March 1, 2007, the number of shares of common stock outstanding was 6,610,708.
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

          With the exception of historical facts stated herein, the following discussion may contain forward-looking statements regarding events and financial trends, which may affect Digital Power’s future operating results and financial position.  Such statements are subject to risks and uncertainties that could cause Digital Power’s actual results and financial position to differ materially from those anticipated in such forward-looking statements.  Factors that could cause actual results to differ materially include, in addition to other factors identified in this report, the fact that we have experienced losses from our operations, that the power supply industry, in general, has experienced an economic downturn, and our dependence on our manufacturing subcontractor, primarily in China.  All these factors are set forth in more detail in the sections entitled: “Certain Considerations” and “Management’s Discussion and Analysis or Plan of Operation” herein.  Readers of this report are cautioned not to put undue reliance on forward-looking statements, which are, by their nature, uncertain indicators of future performance.  Digital Power disclaims any intent or obligation to publicly update these forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

General

          Digital Power Corporation (“DPC”) designs, develops, manufactures, markets, sells, private licenses and distributes switching power supplies to industrial, telecommunication, data communication, medical, and military industries. We are a California corporation originally formed in 1969.  Our corporate office, which contains our administrative, sales, and engineering services functions, is located in Fremont, California.  In addition, the Company has a wholly-owned subsidiary, Digital Power Limited (“DPL”), located in Salisbury, England, which designs, manufactures, sells and distributes products for the European marketplace, including power conversion products for naval and military applications and DC/AC inverters for the telecommunications industry, under the label Gresham Power Electronics.

          We primarily sell our switching power supplies to industrial, telecommunication, data communication, medical, and military industries both in North America and Europe.  These industries have experienced pricing pressure that has adversely affected our operations and financial condition. The Company moved most of its production to  Asian subcontractors, offering lower prices with shorter lead-times, and to Telkoor Telecom Ltd. (“Telkoor”), an Israeli Company which holds 43.8% of the outstanding shares of DPC.  Telkoor manufactures at longer lead times and at higher ‘total costs’ in comparison to the Digital Power manufacturing partners. Telkoor also utilizes an increasing percentage of Asian subcontractors.

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

          Another advantage of our power supply products is the flexibility of design.  We have designed the base model power supply products so that they can be quickly and economically modified and adapted to the specific power supply needs of any OEM.  This “flexibility” approach has allowed us to provide samples of modified power supplies to OEM customers in only a few days after initial consultation, an important capability given the emphasis placed by OEMs on “time to market.” This “flexibility” approach also results in very low non-recurring engineering (NRE) expenses.  Because of reduced NRE expenses, we do not generally charge our OEM customers for NRE related to tailoring a power supply to a customer’s specific requirements.  This gives us an advantage over our competitors, many of whom do charge their customers for NRE expenses.  Our marketing strategy is to exploit this combination of high power density, design flexibility, and short time-to-market to win an increasing share of the power supply market.

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

Telkoor Telecom Ltd.

          Telkoor, our major shareholder, is a corporation organized and headquartered in Israel.  It is primarily engaged in developing, marketing, and selling power supplies and power systems for the Commercial and Military Markets.  Consistent with our total cost reduction efforts, and taking advantage of Telkoor’s strong engineering team, we have and will continue to utilize Telkoor to assist us in new product development.  Further, during the year ended December 31, 2006, we made significant progress in penetrating the United States and European markets with Telkoor’s products.  This effort generated sales of approximately 48% of our revenues for 2006.  We intend to continue to sell Telkoor’s products in the future to supplement our line of products.

Digital Power Limited

          Digital Power Limited, organized and headquartered in Salisbury, England, designs, manufactures, and distributes switching power supplies, uninterruptible power supplies, and power conversion and distribution equipment frequency converters for the commercial and military markets, under the name Gresham Power Electronics. Frequency converters manufactured by DPL are used to convert a naval warship’s generated 60-cycle electricity supply to 400 cycles.  This 400-cycle supply is used to power critical equipment such as the ship’s gyro, compass, and weapons systems.  DPL also designs and manufactures Transformer Rectifiers for naval use.  Typically, these provide battery supported back up for critical DC systems such as machinery and communications.  In addition, higher power rectifiers are used for the starting and servicing of helicopters on naval vessels, and DPL now supplies these as part of overall helicopter start and servicing systems.  DPL products add diversity to our product line, provide greater access to the United Kingdom and European markets, and strengthen our engineering and technical resources.  For the year ended December 31, 2006, DPL contributed approximately 53% to our gross revenues.

The Market

          Geographically, we serve primarily the North American power electronics market with individual AC/DC power supplies and DC/DC converters ranging from 50 watts to 1,200 watts of total output power.  DPL serves the United Kingdom and the European marketplace with AC/DC power supplies, uninterruptible power supplies, and frequency inverters.

Customers

          Our products are sold in North America and Europe primarily through a network of manufacturers’ representatives and distributors.  Our customers can generally be grouped into five broad industries, consisting of the industrial, telecommunication, data communication, medical, and the military.  We have a current base of approximately 400 active customers, some of which are served through our distributors.

          DPL military products are sold primarily in the UK and in Europe.

Strategy

          Our strategy is to be the supplier of choice to OEMs requiring high-quality power solutions where power density (size), rapid modification, and time-to-market are critical to business success.  Target market segments include the industrial, telecommunication, data communication, medical, and military industries.  While many of these segments would be characterized as computer-related, we do not participate in the personal computer (“PC”) power supply market because of the low margins arising out of the high volume and extremely competitive nature of that market.

          We intend to continue our sales primarily to existing customers while simultaneously targeting sales to new customers.  We believe that our “flexibility and high density” power supplies allow customers a more effective choice between our products and products offered by other power supply competitors.  Our “flexibility and high density” series is designed around a standardized power platform but allows the customer to specify output voltages tailored to its exact requirements within specific parameters.  Furthermore, OEMs are seeking power supplies with greater power density and higher efficiency.  Digital Power’s strategy in responding to this demand has been to offer increasingly smaller power supply units or packages.  OEMs typically had to settle for a standard power supply product with output voltages and other features predetermined by the manufacturer.  Alternatively, if the OEM’s product required a different set of power supply parameters, the OEM was forced to design this modification in-house, or pay a power supply manufacturer for a custom product.  Because custom-designed power supplies are development-intensive and require a great deal of time to design, develop, and manufacture, typically only OEMs with significant volume requirements can economically justify the expense and delay associated with in-house production.  Furthermore, since virtually every power conversion product intended for use in commercial applications requires certain independent safety agency testing at considerable expense, such as by Underwriters Laboratories, an additional barrier is presented to the smaller OEM.  By offering OEM customers a new choice with Digital Power’s “flexibility and high density” power supplies, we believe we have an advantage over our competitors.

Products and Products Strategy

          We have eleven series of base designs from which thousands of individual models can be produced.  Each series has its own printed circuit board (“PCB”) layout that is common to all models within the series, regardless of the number of output voltages (typically one to four) or the rating of the individual output voltages.  Simply changing the power transformer construction and a small number of output components can produce a broad range of output ratings, from 2.0 volts to 48 volts.  Designers of electronic systems can determine their total power requirements only after they have designed the system’s electronic circuitry and selected the components to be used in the system.  Because the designer has a finite amount of space for the system and may be under competitive pressure to further reduce its size, a burden is placed on the power supply manufacturer to maximize the power density of the power supply.  A typical power supply consists of a PCB, electronic components, a power transformer and other electromagnetic components, and a sheet metal chassis.  The larger components are typically installed on the PCB by means of pin-through-hole assembly where the components are inserted into pre-drilled holes and soldered to electrical circuits on the PCB.  Other components can be attached to the PCB by surface mount interconnection technology (SMT), which allows for a reduction in board size because the holes are eliminated and components can be placed on both sides of the board.  Our US100 series is an example of a product using this manufacturing technology.

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

          The EF series are high-density open frame power supplies, which most commonly come in 12, 24 and 48 volt options with power factor correction.

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

DPL Products

          Gresham designs and manufactures a wide range of products for Naval applications.  These include:

          Static Frequency Converters – typically converts ship’s supply from 50/60Hz to 400Hz for gyros and weapons systems.  Power range is from 1kVA to 40kVA.

          DC Systems – converts main ship’s supply to 24VDC.  These systems normally supported by battery backup provide the vessel’s emergency DC supplies for machinery, communications, and other essential services.

          Transformer Rectifiers 28V at up to 400A.  Ratings of 10 and 15kVA provide DC power to enable the ship to start and service helicopters.  Gresham’s Transformer Rectifiers (TRUs) are in service with a number of Navies, including the Royal Navy.  The scope of supply has now been expanded so that Gresham can supply entire helicopter start and servicing systems covering a wide range of aircraft.

          Inverters – 1kVA to 3.6kVA typically convert DC to 440V 3phase 60 Hz for communications and emergency services.

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

Manufacturing Strategy

          Consistent with our product flexibility strategy, we aim to maintain a high degree of flexibility in our manufacturing strategy through the use of strategically focused contract manufactures.  It is our belief that strategically focused contract manufacturers will meet our near term cost, delivery, and quality goals, while providing synergistic concepts.  In addition, we believe these relationships will eventually give us access to new markets and cross licensing arrangements that may be beneficial.  The competitive nature of the power supply industry has also placed continual downward pressure on selling prices.  In order to achieve our low cost manufacturing goals with labor intensive product, we also plan on continually increasing our supply base through the use of contract manufacturers in the Far East.  At present, our principal source in the Far East is Winco Power Technology (“Winco”).  In coordination with Telkoor, we also interface with three additional contract manufacturers in China who support Telkoor.

          We have contract manufacturing relationships with Winco to manufacture our products at facilities located in China on a turnkey basis.  Purchases from Winco are made pursuant to purchase orders.  For the year ended December 31, 2006, Digital Power purchased approximately 31.5% of its power supply requirements through Winco.  Our products are meeting the certification standards according to independent safety agency requirements.

Regulatory Requirements

          Digital Power and its manufacturing partners are required to meet applicable regulatory, environmental, emissions, safety or other requirements where specified by the customer and accepted by Digital Power or as required by local regulatory or legal requirements.  In July of 2006, the industry began phasing in RoHs and Wee requirements in most geographical markets with specific emphasis on consumer based products.  These requirements may require the use of new components or finish goods to be built with ‘RoHs’ and Wee compliant components potentially rendering existing or down revision finish goods inventory and component inventory to risk of obsolescence.  In addition, there is some speculation that RoHs and Wee compliant components may be subject to longer lead-times and higher prices in the near term as the industry transitions to these new requirements.

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

Sales and Marketing

          Digital Power markets its products through a network of independent manufacturer’s representatives and distributors.  Each representative organization is responsible for managing sales in a particular geographic territory.  Generally, the representative has exclusive access to all potential customers in the assigned territory and is compensated by commissions at 5% of net sales after the product shipment.  Typically, either the representative organization or Digital Power may terminate the agreement with 30 days written notice.

          We have terminated most of our distributor’s agreements, and we continue to sell directly to our customers.

          Our promotional efforts to date have included product data sheets, trade shows, and Internet Web sites.  Our future promotional activities will likely include space advertising in industry-specific publications, application notes, and enhancements to our existing Web sites.

          Our products are warranted to be free of defects for approximately twelve months from date of shipment. As of December 31, 2006, our warranty reserve was $69,000.

Competition

          The merchant power supply manufacturing industry is highly fragmented and characterized by intense competition.  Our competition includes hundreds of companies located throughout the world, some of whom have advantages over us in terms of labor and component costs, and some of whom may offer products comparable in quality to ours.  Many of our competitors including Power One, Emerson (Astec) Technologies, Inc., Lambda Electronics, and Mean-Well Power Supplies have substantially greater fiscal and marketing resources and geographic presence than we do.  If we are successful in increasing our revenues, competitors may notice and increase competition with our customers.  We also face competition from current and prospective customers who may decide to design and manufacture internally power supplies needed for their products.  Furthermore, certain larger OEMs tend to contract only with larger power supply manufacturers.  This factor could become more problematic if consolidation trends in the electronics industry continue and some of the OEMs to whom we sell our products are acquired by larger OEMs.  To remain competitive, Management believes that we must continue to compete favorably on the basis of value by providing reliable manufacturing, offering customer service engineering services, continuously improving quality and reliability levels, and offering flexible and reliable delivery schedules.  We believe we have a competitive position with our targeted customers who need a high-quality, compact product, which can be readily modified to meet the customer’s unique requirements.  However, there is no assurance that we will continue to successfully compete in the power supply market.

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

          The Company partners with various design and contract engineering firms for development of its new products supported by its internal engineering services staff. The Company intends to continue its strategy for engineering and development.

Employees

          As of December 31, 2006, Digital Power had 33 employees located in the United States and the United Kingdom.

Foreign Currency Fluctuations

          DPL operates using the United Kingdom pound sterling.  Therefore, we are subject to monetary fluctuations between the U.S. dollar and United Kingdom pound sterling.  For the year ended December 31, 2006, we recorded a foreign currency translation profit of $223,000.  For the year ended 2005, we recorded a foreign currency translation loss adjustment of $132,000.

Raw Materials

          The raw materials for power supplies principally consist of electronic components.  These raw materials are available from a variety of sources, and we are not dependent on any one supplier.  We generally allow our subcontractors to purchase components based on orders received or forecasts to minimize our risk of unusable inventory.  To the extent necessary, we may allow them to procure materials prior to orders received to obtain shorter lead times and to achieve quantity discounts following a risk assessment. (See regulatory requirements).

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

          On July 8, 2004, our trademark, “DP Digital Power – Powering our technologies,” was registered with the United States Patent and Trademark Office.

ITEM 2.  DESCRIPTION OF PROPERTY.

          Our headquarters are located in approximately 9,500 square feet of leased office, engineering, and development space in Fremont, California.  For the year ended December 31, 2006, we paid rent for the months from January to September at $9,025 per month.  As of October 1, 2006, our rent increased to $9,500 per month and will remain at that rate until the expiration of the lease agreement on September 30, 2007.  During 2002, we issued the landlord warrants to purchase 10,000 shares of Common Stock at an exercise price of $1.00 per share expiring in September 2013.

          DPL leases approximately 25,000 square feet for its location in Salisbury, England.  DPL pays rent of approximately $15,000 per month, and the lease expires on September 26, 2009.  We believe that our existing facilities are adequate for the immediate future and have no plans to expand them. However, both locations are actively evaluating utilization of smaller facilities in order to reduce expenditures

ITEM 3.  LEGAL PROCEEDINGS.

          The Company has submitted a claim for an unpaid debt of $82,799.63 for products sold to Zultys Technologies. Zultys Technologies filed for bankruptcy protection following its failure to pay for the goods the Company had delivered.  The Company is represented by counsel in the bankruptcy proceedings.  Except for these proceedings, the Company is not currently involved in any legal proceedings.

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

Quarter Ended	High	Low

12/31/2006	$1.30	$1.27
09/30/2006	1.35	1.33
06/30/2006	1.69	1.50
03/31/2006	1.88	1.79
12/31/2005	$0.89	$0.82
09/30/2005	1.07	0.90
06/30/2005	0.61	0.56
03/31/2005	0.86	0.85

(b)	Holders

As of March 1 2007, there were shares of our common shares outstanding, held by approximately 121 registered holders, not including holders whose shares of common stock are held in street name.

(c)	Dividends

We have not declared or paid any cash dividends since our inception, and we do not intend to pay any cash dividends in the foreseeable future.  The declaration of dividends in the future, if any, will be at the discretion of the Board of Directors and will depend upon our earnings, capital requirements, and financial position.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

          We are engaged in the business of designing, developing, manufacturing, marketing, distributing and selling switching power supplies to the industrial, telecommunication, data communication, medical, and military industries. Revenues are generated from sales to distributors and OEMs in North America, Europe, and the United Kingdom.

          During the year ended December 31, 2006, the Company’s products were received well in the marketplace.  We have continued our promotional efforts to increase sales to existing and new customers and continue our strategy to move the manufacturing of our products to the Far East.  While we believe our revenues have increased to a sufficient amount to offset our expenses, we may be subject to net losses in an individual quarter.  We believe that our cash will be sufficient to fund those losses for at least 12 months.

Results of Operations

          The table below sets forth certain statements of operations data as a percentage of revenues for the years ended December 31, 2006, and 2005:

	Years Ended December 31,

	2006	2005

Revenues	100.00%	100.00%
Cost of Revenues	73.45	70.33
Write-off of excess inventory	0.57	0.94

Gross profit	25.98	28.73
Engineering and product development	5.25	5.38
Sales and marketing	9.21	12.05
General and administrative	10.61	10.25

Total operating expenses	25.07	27.68

Operating income (loss)	0.91	1.05
Financial income (expenses)	0.12	(0.81)

Net Income (loss)	1.03	0.24

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

          Year Ended December 31, 2006, compared to Year Ended December 31, 2005.

Revenues

          For the year ended December 31, 2006, revenues increased by 16.4% to $12,631,000 from $10,856,000 for the year ended December 31, 2005.  The increase in revenue is mainly due to increase in sales of new products.

          Revenues from the domestic operation of DPC increased 19.6% to $5,919,000 for the year ended December 31, 2006, from $4,947,000 for the year ended December 31, 2005.  Revenues from the Company’s European operations of DPL increased 13.6% to $6,712,000 for the year ended December 31, 2006, from $5,909,000 for the year ended December 31, 2005.  The increase in revenues for the year ended December 31, 2006, from the year ended December 31, 2005 is due to increase in sales of our high density product lines.

Gross Margins

          Gross margins were 25.98% for the year ended December 31, 2006, compared to 28.73% for the year ended December 31, 2005.  The decrease in our gross margins is mainly a result of product mix and a larger percentage of products built in higher cost manufacturing locations (Israel).

Engineering and Product Development

          Engineering and product development expenses were 5.25% of revenues for the year ended December 31, 2006, compared to 5.38% for the year ended December 31, 2005.  Actual dollar expenditures increased by $79,000 mainly due to product safety expenditures.

Selling and Marketing

          Selling and marketing expenses were 9.21% of revenues for the year ended December 31, 2006, compared to 12.05% for the year ended December 31, 2005.  Actual dollar expenditures decreased by $145,000 mainly due to headcount reduction.

General and Administrative

          General and administrative expenses were 10.61% of revenues for the year ended December 31, 2006, compared to 10.25% for the year ended December 31, 2005.   In actual dollars, general and administrative expenses increased by $227,000 mainly due to bad debt reserve, legal expenses and contract services.

Financial Income (expense), net

          Net financial income was $15,000 for the year ended December 31, 2006, compared to net financial expenses of $88,000 for the year ended December 31, 2005.  The financial expense resulted mainly from the exchange rate fluctuation of the Company’s United Kingdom’s operations of DPL.

Net Income (loss)

          Net income for the year ended December 31, 2006 was $131,000 compared to a net income of $26,000 for the year ended December 31, 2005. The net income is mainly due to increase in revenue.

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

Equity-based compensation expense:

          We account for equity-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment.” Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service periods. Determining the fair value of share-based awards at the grant date requires the exercise of judgment, including the amount of share-based awards that are expected to be forfeited. If actual results differ from these estimates, equity- based compensation expense and our results of operations could be impacted.

Liquidity and Capital Resources

          On December 31, 2006, we had cash, cash equivalents, and restricted cash of $1,597,000, and working capital of $3,309,000.  This compares to cash, cash equivalents, and restricted cash of $1,688,000 and working capital of $2,412,000 on December 31, 2005. The increase in working capital is mainly due to decrease in accounts payable and related parties trade payables and increase in trade receivable.

          Net cash used in operating activities was $358,000 for the year ended December 31, 2006, compared to $24,000 in cash used in operating activities for the year ended December 31, 2005.  Cash used in operating activities was mainly due to decrease in accounts payables and in related parties trade payables account, and increase in trade receivable.

          Net cash provided by investing activities was $150,000 for the year ended December 31, 2006, compared to $103,000 cash used by investing activities for the year ended December 31, 2005.  The cash provided by investing activity was mainly due to release of restricted cash.

          Net cash provided by financing activities was $162,000 for the year ended December 31, 2006, compared to $250,000 net cash provided by financing activities for the year ended December 31, 2005. Cash provided by financing activities was mainly due to exercise of options.

          We do not believe that our sales are seasonal.  Furthermore, we do not believe that inflation at the current and projected rates will have a material adverse impact on our operations.  The Company believes it has adequate resources at this time to continue its promotional efforts to increase sales in the electronic industry market.  However, if the Company does not meet those goals, it may have to raise money through debts or equity, which may dilute the shareholder equity.

          In January 2005, the Company entered into a convertible note agreement with Telkoor, according to which Telkoor loaned a $250,000 interest free convertible note. On February 8, 2006 Telkoor issued to the Company a Notice of Conversion under the terms of a convertible note representing a loan from Telkoor to the company, for 235,849 common shares of the Company.  In April 2006, the entire amount of the convertible note was converted into 235,849 Common shares. There is no amount due on the note after the conversion.

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

          We experienced an operating profit during the year ended December 31, 2006, and we anticipate similar performance in 2007.  However, certain quarters may be subject to net losses.

          For the year ended December 31, 2006, we incurred an operating profit of $116,000.  Although we have actively taken steps to reduce our costs, we will incur losses until we increase revenues through the sale of current products and decrease manufacturing costs through a greater utilization of Far East contract manufacturers by Digital Power and its engineering partners

We are dependent on a limited number of customers.

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

We are dependant on suppliers.

          We rely on, and will continue to rely on, outside parties to manufacture parts, components, and equipment.  We cannot assure you that these suppliers will be able to meet our needs in a satisfactory and timely manner or that we will be able to obtain additional suppliers when and if necessary.  A significant price increase, a quality control problem, an interruption in supply or other difficulties with third party manufacturers could have a material and adverse effect on our ability to successfully provide our products.  Furthermore, the failure of third parties to deliver the products, components, necessary parts, or equipment, on schedule, or the failure of third parties to perform at expected levels, could delay our delivery of power supply products.

Patents do not protect our products.

          Our products are not registered in the U.S. or elsewhere as patents.  We believe that because our products are continually updated and revised, obtaining patents would be costly and not beneficial.  Therefore, we cannot guarantee that competitors or former employees will not make use of and develop proprietary information on which we rely.

Our common stock price is volatile.

          Our common stock is listed on the American Stock Exchange and is thinly traded.  In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects.  Further, the exercise of outstanding options and warrants may adversely affect our stock price and a shareholder’s percentage of ownership.  As of December 31, 2006, the Company has employees’ options to purchase 901,225 shares of common stock, with a weighted average exercise price of $1.12 exercisable at prices ranging from $0.48 to $3.03 per share, and consultants’ and service providers’ options and warrants to purchase 230,000 shares of common shares, with a weighted average exercise price of $1.11 exercisable at prices ranging from $0.55 to $1.19

DIGITAL POWER CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006

IN U.S. DOLLARS

- - - - - - - -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of

DIGITAL POWER CORPORATION

          We have audited the accompanying consolidated balance sheet of Digital Power Corporation (“the Company”) and its subsidiary as of December 31, 2006 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of December 31, 2006 and the consolidated results of their operations and cash flows for the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

          As discussed in Note 2l to the consolidated financial statements, in 2006 the Company adopted Financial Accounting Standard No. 123 (Revised 2004) “Share-Based Payment”.

Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER
March 7, 2007	A Member of Ernst & Young Global

DIGITAL POWER CORPORATION

CONSOLIDATED BALANCE SHEET

U.S. dollars in thousands (except share and per share data)

December 31, 2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,494
Restricted cash	103
Trade receivables, net of allowance for doubtful accounts of $103	2,206
Prepaid expenses and other receivables	140
Inventories (Note 3)	1,599

Total current assets	5,542

PROPERTY AND EQUIPMENT, NET (Note 4)	162

Total assets	$5,704

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$715
Related parties - trade payables (Note 12)	990
Deferred revenues	89
Other current liabilities (Note 6)	439

Total current liabilities	2,233

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)
SHAREHOLDERS’ EQUITY (Note 8):
Share capital:
Series A redeemable, convertible Preferred shares, no par value: 500,000 shares authorized, 0 shares issued and outstanding as of December 31, 2006	—
Preferred shares, no par value: 1,500,000 shares authorized, 0 shares issued and outstanding as of December 31, 2006	—
Common shares, no par value: 30,000,000 shares authorized; 6,610,708 shares issued and outstanding as of December 31, 2006	—
Additional paid-in capital	13,768
Accumulated deficit	(10,463)
Accumulated other comprehensive income	166

Total shareholders’ equity	3,471

Total liabilities and shareholders’ equity	$5,704

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

U.S. dollars in thousands (except per share data)

	Year ended December 31,

	2006	2005

Revenues (Note 12)	$12,631	$10,856
Cost of revenues	9,277	7,635
Write-off of excess inventory	72	102

Gross profit	3,282	3,119

Operating expenses:
Engineering and product development	663	584
Selling and marketing	1,163	1,308
General and administrative	1,340	1,113

Total operating expenses	3,166	3,005

Operating income	116	114
Financial income (expenses), net	(15)	(88)

Net income	$131	$26

Basic net earnings per share	$0.020	$0.004

Diluted net earnings per share	$0.019	$0.004

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

U.S. dollars in thousands (except per share data)

	Common shares Number	Additional paid-in capital	Deferred stock compensation	Accumulated deficit	Other accumulated comprehensive income (loss)	Total comprehensive (loss income)	Total shareholders’ equity

Balance as of January 1, 2005	6,161,859	$13,263	$(13)	$(10,620)	$75		$2,705
Stock compensation related to options granted to Telkoor’s employees	—	8	—	—	—		8
Amortization of deferred stock compensation related to options granted to an employee	—	—	13	—	—		13
Stock compensation related to acceleration of employees stock options	—	4	—	—	—		4
Comprehensive loss:
Net income	—	—	—	26		$26	26
Foreign currency translation adjustments	—	—	—	—	(132)	(132)	(132)

Total comprehensive loss						$(106)

Balance as of December 31, 2005	6,161,859	13,275	—	(10,594)	(57)		2,624
Stock compensation related to options granted to Telkoor’s employees and other consultant		52	—	—	—		52
Stock compensation related to options granted to employees		29	—	—			29
Exercise of options granted to a director and employees	213,000	162	—	—			162
Conversion of convertible note	235,849	250	—	—			250
Comprehensive income:				—
Net income		—	—	131		131	131
Foreign currency translation adjustments		—	—	—	223	223	223

Total comprehensive income						$354

Balance as of December 31, 2006	6,610,708	$13,768	$—	$(10,463)	$166		$3,471

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,

	2006	2005

Cash flows from operating activities:
Net income	$131	$26
Adjustments required to reconcile net income to net cash used in operating activities:
Depreciation	75	90
Stock compensation related to options granted to employees	29	13
Stock compensation related to options granted to Telkoor’s employees and other consultant	52	12
Increase in trade receivables	(230)	(273)
Decrease in prepaid expenses and other receivables	13	35
Increase in inventories	(28)	(75)
Increase (decrease) in accounts payable and related parties - trade payables	(301)	230
Decrease in deferred revenues and other current liabilities	(99)	(82)

Net cash used in operating activities	(358)	(24)

Cash flows from investing activities:
Restricted cash, net	176	(48)
Purchase of property and equipment	(26)	(55)

Net cash provided by (used in) investing activities	150	(103)

Cash flows from financing activities:
Proceeds from issuance of convertible note	—	250
Proceeds from exercise of options	162	—

Net cash provided by financing activities	162	250

Effect of exchange rate changes on cash and cash equivalents	131	(37)

Increase in cash and cash equivalents	85	86
Cash and cash equivalents at the beginning of the year	1,409	1,323

Cash and cash equivalents at the end of the year	$1,494	$1,409

Supplemental disclosure of cash flows activities:
Interest paid	$2	$2

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

b.

The Company depends on Telkoor Telecom Ltd. (“Telkoor”), a major shareholder of the Company and one of DPC’s third party subcontractor for manufacturers capabilities in the producing of the products which DPC sells. If these manufacturers are unable or unwilling to continue manufacturing the Company’s products in required volumes on a timely basis, that could lead to loss of sales, and adversely affect operating results and cash position. The Company also depends on Telkoor’s intellectual property and ability to transfer production to third party manufacturers. Failure to obtain new products in a timely fashion or delay in transferring to third party low cost subcontract manufacturers will have an adverse effect on the ability of the Company to successfully deliver products. See also Note 12.

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

All of the revenues of the Company are generated in U.S. dollars (“dollar”). In addition, a substantial portion of the costs of the Company and its subsidiaries are incurred in dollars. The Company’s management believes that the dollar is the currency of the primary economic environment in which the Company operates.

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

Restricted cash is held on account of letter of credit issued by the Company’s bank and in respect of future lease payment and for certain customers until the guarantee expires. The restricted cash is invested in a deposit.

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

During 2006 and 2005, the Company recorded inventories write-offs in a total amount of $72 and $102, respectively.

g.	Property and equipment:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives, at the following annual rates:

%

Computers, software and related equipment	20 – 33
Office furniture and equipment	10 – 20
Motor vehicles	20 – 33
Leasehold improvements	Over the term of the lease or the life of the asset, whichever is earlier

DIGITAL POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The long-lived assets of the Company and its subsidiary are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. During 2006 and 2005, no impairment losses have been identified.

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

U.S. dollars in thousands (except per share data)

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

A tabular reconciliation of the changes in the company’s aggregate product warranty liability was not provided due to the immateriality.

l.	Accounting for stock-based compensation:

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to employees and directors. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), for periods beginning in fiscal year 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS No. 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

Effective January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective transition method. Under that transition method, compensation cost recognized in the year ended December 31, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated, in accordance with the modified prospective transition method.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s net loss for the year ended December 31, 2006, is $29 lower than if it had continued to account for share-based compensation under APB 25. Basic and diluted net loss per share for the year ended December 31, 2006, are $0.005 and $0.004, respectively lower than if the Company had continued to account for share based compensation under APB 25.

SFAS No. 123(R) requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s consolidated income statements. Prior to the adoption of SFAS No. 123(R), the Company accounted for equity-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under the intrinsic value, equity-based compensation recognized for the year ended December 31, 2005, was $17.

DIGITAL POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to options granted under the Company’s stock option plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods.

	Year ended December 31, 2005

Net income as reported		$26
Add: stock-based compensation expenses included in the reported net income		17
Deduct: Total stock-based compensation expenses determined under fair value based method for all awards	*)	(406)

Pro forma net loss		$(363)

Earnings (loss) per share
Basic net earnings per share- as reported		$0.004

Basic net loss per share - pro forma		$(0.06)

Diluted net earning per share- as reported		$0.004

Diluted net loss per share- pro forma		$(0.06)

*)	On December 21, 2005, the Company accelerated all of its unvested outstanding employees’ stock options. See also Note 8c.

The fair value for options granted prior to January 1st, 2006 was estimated at the date of grant using the Black and Scholes option pricing model based on the following weighted-average assumptions:

2005

Dividend yield	0%
Expected volatility	103%
Risk-free interest rate	4-4.6%
Expected life (years)	3-7

The Company estimates the fair value of stock options granted under SFAS No. 123(R) using the Black-Scholes option- pricing model that uses the assumption as follows:

DIGITAL POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Expected volatility is based on historical volatility that is representative of future volatility over the expected term of the options.  The expected term of options granted represents the period of time that options granted are expected to be outstanding, and was determined based on the simplified method in accordance with SAB 107. The risk free interest rate is based on the yield of U.S Treasury bonds with equivalent terms. The dividend yield is based on the Company’s historical and future expectation of dividends payouts. The Company has not paid cash dividend historically and has no foreseeable plans to pay cash dividends in the future.

The Company recognizes compensation expense based on awards ultimately expected to vest, net of estimated forfeitures at the time of grant. Estimated forfeitures are based on historical pre-vesting forfeitures. SFAS 123(R) requires forfeitures to be estimated and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The fair value for options granted in 2006 is amortized over their vesting period using a straight-line recognition method and estimated at the date of grant with the following assumptions:

2006

Dividend yield	0%
Expected volatility	93.6 - 107.1%
Risk-free interest	4.5% - 5.03%
Forfeiture rate	5%
Expected life of up to	5 – 7 years

The Company’s aggregate compensation cost for the year ended December 31, 2006, totaled $29.

The total equity-based compensation expense related to all of the Company’s equity-based awards, recognized for 12 months ended December 31, 2006, was comprised as follows:

Year ended December 31, 2006

Cost of goods sold	$2
Research and development	3
Sales and Marketing	9
General and administrative	15

Total equity-based compensation expense	$29

DIGITAL POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

A summary of option activity under the Company’s Stock Option Plans as of December 31, 2006, and changes during year then ended are as follows:

	Year ended December 31, 2006

	Amount of options	Weighted Average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding at the beginning of the year	1,009,225	$1.01
Granted	145,000	$1.38
Exercised	(213,000)	$0.76
Forfeited	(40,000)	$0.99

Outstanding at the end of the year	901,225	$1.12	6.63	$0.33

Vested or expected to vest at year end	873,225

Exercisable options at the end of the year	761,225	$1.07	6.14	$0.36

The weighted-average grant-date fair value of options granted during the year ended December 31, 2006, was $1.18.  The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on the fair market value of the Company’s shares. The total intrinsic value of options exercised during the year ended December 31, 2006, was $106.

As of December 31, 2006, there was $107 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the company’s stock option plans. That cost is expected to be recognized over a weighted average period of 3.27 years. The total fair value of options vested during the year ended December 31, 2006, was $0.

The Company applies SFAS No. 123 and Emerging Issues Task Force No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” (“EITF 96-18”), with respect to options and warrants issued to non-employees. SFAS No. 123 requires the use of option valuation models to measure the fair value of the options and warrants at the date of grant.

m.	Fair value of financial instruments:

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

DIGITAL POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except per share data)

The carrying amounts of cash and cash equivalents, restricted cash, trade receivables, accounts payable and other current liabilities approximate their fair value due to the short-term maturity of such instruments.

DIGITAL POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

n.	Basic and diluted net loss per share:

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

The total number of shares related to the outstanding options and warrants excluded from the calculations of diluted net loss per share, because these securities are anti-dilutive, was  254,037 options and 638,392 options for the years ended December 31, 2006, and 2005, respectively.

o.	Concentrations of credit risks:

Financial instruments that potentially subject the Company and its subsidiary to concentrations of credit risk consist principally of cash and cash equivalents, and restricted cash and trade receivables.

Cash and cash equivalents and restricted cash are invested in banks in the U.S. and in the U.K. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company’s and its subsidiary’s investments are financially sound, and, accordingly, minimal credit risk exists with respect to these investments.

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

The Company and its subsidiary have no off-balance-sheet concentration of credit risk, such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

p.	Impact of recently issued accounting standards:

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more-likely-than-not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement.

DIGITAL POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

FIN 48 applies to all tax positions related to income taxes subject to the Financial Accounting Standard Board Statement No. 109, “Accounting for income taxes” (“FAS 109”). This includes tax positions considered to be “routine” as well as those with a high degree of uncertainty.

FIN 48 has expanded disclosure requirements, which include a tabular roll forward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. These disclosures are required at each annual reporting period unless a significant change occurs in an interim period.

FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying FIN 48 will be reported as an adjustment to the opening balance of retained earnings.

The Company is currently evaluating the effect of the adoption of FIN 48 on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations. The statements does not apply to accounting standard that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement provides companies with an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  The Company is currently evaluating the impact of adopting SFAS 159.

NOTE 3:-	INVENTORIES

December 31, 2006

Raw materials, parts and supplies	$309
Work in progress	317
Finished products	973

$1,599

DIGITAL POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 4:-	PROPERTY AND EQUIPMENT

December 31, 2006

Cost:
Computers, software and related equipment	$1,074
Office furniture and equipment	201
Leasehold improvements	423

1,698

Accumulated depreciation
Computers, software and related equipment	1,018
Office furniture and equipment	198
Leasehold improvements	320

$1,536

Depreciated cost	$162

NOTE 5:-	CONVERTIBLE NOTE

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

In April 2006, the entire amount of the convertible note was converted into 235,849 Common shares.

NOTE 6:-	OTHER CURRENT LIABILITIES

December 31, 2006

Accrued payroll and payroll taxes	$97
Warranty accrual	69
Advances from customers	29
Government authorities	27
Accrued expenses and other	217

$439

DIGITAL POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 7:-	COMMITMENTS AND CONTINGENT LIABILITIES

Lease commitments:

The Company and its subsidiary rent their facilities under various operating lease agreements, which expire on various dates, the latest of which is in 2009. Future rental commitments under non-cancelable leases are as follows:

Year ended December 31,

2007	$280
2008	195
2009	146

$621

Total rent expenses for the years ended December 31, 2006 and 2005 were approximately $296 and $285, respectively.

NOTE 8:-	SHAREHOLDERS’ EQUITY

	a.	Preferred shares:

There is one authorized series of Preferred shares in the amount of 500,000 shares of Series A cumulative redeemable convertible Preferred shares (“Series A”), and an additional 1,500,000 Preferred shares that have been authorized, but the rights, preferences, privileges and restrictions on these shares have not been determined. DPC’s Board of Directors is authorized to create a new series of Preferred shares and determine the number of shares as well as the rights, preferences, privileges and restrictions granted to or imposed upon any series of Preferred shares. As of December 31, 2006, there were no Preferred shares issued or outstanding.

	b.	Common shares:

Common shares confer upon the holders the rights to receive notice to participate and vote in the general meeting of shareholders of the Company, to receive dividends, if and when declared, and to participate in a distribution of surplus of assets upon liquidation of the Company.

In April 2006, The Company issued 235,849 Common shares to Telkoor in consideration of $250 convertible note exercised.

	c.	Share Option Plans:

		1.	Under the Company’s stock option plans (“the plan”), options may be granted to employees, officers, consultants, service providers and directors of the Company or its subsidiary.

DIGITAL POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 8:-	SHAREHOLDERS’ EQUITY (Cont.)

2.

As of December 31, 2006, the Company has authorized, in the 1996, 1998, and 2002 Incentive Share Option Plans the grant of options to officers, management, other key employees and others of up to 513,000, 240,000 and 1,519,000, respectively of the Company’s Common shares. For all three Incentive Share Option Plans the maximum terms of the options is ten years from the date of grant. As of December 31, 2006, an aggregate of 728,680 of the Company’s options are still available for future grant.

3.

The options granted generally become fully vested after four years and expire no later than 10 years from the approval date of the option plan under terms of grant. Any options that are forfeited or cancelled before expiration become available for future grants.

The options outstanding as of December 31, 2006, have been classified by exercise price, as follows:

Exercise price	Options outstanding as of December 31, 2006	Weighted average remaining contractual life Years	Weighted average exercise price	Options exercisable as of December 31, 2006	Weighted average exercise price of options exercisable

$0.48-0.70	265,000	5.59	$0.68	265,000	$0.68
$0.80-1.05	346,000	7.20	$1.02	346,000	$1.02
$1.16-1.813	186,035	8.87	$1.20	61,035	$1.20
$1.31-3.03	104,190	3.39	$2.44	89,190	$2.34

	901,225	6.63	$1.12	761,225	$1.07

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

The employees’ stock options were accelerated to reduce the expense impact in 2006 and beyond of a recently issued Accounting Standard SFAS No. 123(R), for stock-based compensation. However, the impact of the vesting acceleration on pro forma stock-based compensation required to be disclosed in the notes to the financial statement under the provision of SFAS No. 123, was to increase such disclosed compensation cost by approximately $243.

DIGITAL POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 8:-	SHAREHOLDERS’ EQUITY (Cont.)

d.	Warrants and options issued to service providers and consultants:

The Company’s outstanding options to consultants and service providers as of December 31, 2006, are as follows:

Issuance date	Options for Common shares	Exercise price per share	Options exercisable

May 2002	40,000	$1.00	40,000
August 2002	10,000	$0.55	10,000
November 2002	10,000	$1.00	10,000
February 2005	70,000	$1.19	17,500
March 2006	100,000	$1.16	—

	230,000		77,500

All options are exercisable for 10 years from the date of grant.

The Company granted 70,000 options to Telkoor’s employees and 100,000 options to a consultant. The Company had accounted for its options to non-employees under the fair value method of SFAS No. 123 and EITF 96-18. Those options vest primarily over four years. The fair value for these options was estimated using a Black-Scholes option-pricing model with the following weighted average assumptions for 2006: risk-free interest rates 4.6%-5.0%, dividend yields of 0%, volatility of 102.9%-104.1%, and the contractual 8.2 years life of the options. Compensation expenses of approximately $25 were recognized during the year ended December 31, 2006.

e.	Employee Stock Ownership Plan:

The Company has an Employee Stock Ownership Plan (“ESOP”) covering eligible employees. The ESOP provides for the Employee Stock Ownership Trust (“ESOT”) to distribute shares of the Company’s Common shares as retirement benefits to the participants. The Company did not distribute shares ever since 1998. As of December 31, 2006, the outstanding Common shares held by the ESOT are 167,504 shares.

f.	Dividends:

In the event that cash dividends are declared in the future, such dividends will be paid in U.S. dollars. The Company does not intend to pay cash dividends in the foreseeable future.

DIGITAL POWER CORPORATION

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 9:-	TAXES ON INCOME

There is no tax due for the years ended December 31, 2006, and December 31, 2005.

b.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,

	2006	2005

Operating loss carryforward	$2,825	$2,420
Reserves and allowances	251	568

Net deferred tax asset before valuation allowance	3,076	2,988
Valuation allowance	(3,076)	(2,988)

Net deferred tax asset	$—	$—

As of December 31, 2006, the Company and its subsidiary provided a valuation allowance of $3,076, in respect of deferred tax asset resulting from short-term temporary differences and depreciation charged in advance of a capital allowance taken and from carryforward losses. During the fiscal year 2006, the Company increased the tax valuation by $88.

Management currently believes that since the Company and its subsidiary have a history of losses, it is more likely than not that the deferred tax assets regarding the remainder of the tax  loss carryforward and other temporary differences will not be realized in the foreseeable future.

c.	Net operating tax losses carryforward:

As of December 31, 2006, the Company had approximately $6,214 in federal net operating loss carryforward for income tax purposes, which can be carried forward and offset against taxable income for 20 years and expire in 2020 – 2025.

Utilization of U.S. net operating losses may be subject to substantial annual limitation, due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

As of December 31, 2006, DPL had accumulated losses for income tax purposes in the amount of approximately $1,202. These net operating losses may be carried forward and offset against taxable income in the future for an indefinite period.

d.

The main reconciling items between the statutory tax rate of the Company and its subsidiary and the effective tax rate are the non-recognition of tax benefits resulted from the Company’s accumulated net operating losses carryforward due to the uncertainty of the realization of such tax benefits.

DIGITAL POWER CORPORATION

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 9:-	TAXES ON INCOME (Cont.)

	e.	Net income consists of the following:

	Year ended December 31,

	2006	2005

Domestic (U.S.)	$139	$(16)
Foreign (U.K.)	(8)	42

	$131	$26

NOTE 10:-	NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of the basic and diluted earnings (loss) per share:

	1.	Numerator:

	Year ended December 31,

	2006	2005

Net income available to Common stockholders	$131	$26

2.	Denominator:

Denominator for basic net earnings per share of Common stock	6,499,978	6,161,859
Effect of dilutive securities:
Employee stock options	255,007	133,103
Convertible note	83,355	216,195

Denominator for diluted net earnings per share of Common stock	6,838,340	6,511,157

NOTE 11:-	RELATED PARTY TRANSACTIONS

The results of operations from transactions with Telkoor, a major shareholder, were as follows:

	Year ended December 31,

	2006	2005

Purchases of products from Telkoor	$4,974	$2,732

Transactions with Telkoor derive mainly from purchase of power supplies from Telkoor.

DIGITAL POWER CORPORATION

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 12:-	SEGMENTS CUSTOMERS AND GEOGRAPHICAL INFORMATION

a.

The Company has two reportable geographic segments, see Note 1a for a brief description of the Company’s business. The data is presented in accordance with Statement of Financial Accounting Standard No.131, “Disclosure About Segments of an Enterprise and Related Information (“SFAS No. 131”).

The following data presents the revenues expenditures and other operating data of the Company’s geographic operating segments:

	Year ended December 31, 2006

	DPC	DPL	Eliminations	Total

Revenues	$5,919	$6,712	$—	$12,631
Intersegment revenues	614		(614)	—

Total revenues	$6,533	$6,712	$(614)	$12,631

Depreciation expense	$19	$56	$—	$75

Operating income (loss)	$(87)	$203	$—	$116

Financial income, net				$15

Net income				$131

Expenditures for segment assets as of December 31, 2006	$21	$5	$—	$26

Identifiable assets as of December 31, 2006	$2,437	$3,267	$—	$5,704

	Year ended December 31, 2005

	DPC	DPL	Eliminations	Total

Revenues	$4,947	$5,909	$—	$10,856
Intersegment revenues	757	—	(757)	—

Total revenues	$5,704	$5,909	$(757)	$10,856

Depreciation expense	$24	$66	$—	$90

Operating income (loss)	$(26)	$140	$—	$114

Financial expenses, net				$(88)

Net income				$26

Expenditures for segment assets as of December 31, 2005	$23	$32	$—	$55

Identifiable assets as of December 31, 2005	$2,281	$3,135	$—	$5,416

DIGITAL POWER CORPORATION

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 12:-	SEGMENTS CUSTOMERS AND GEOGRAPHICAL INFORMATION (Cont.)

	b.	Major customers’ data as percentage of total sales:

	Year ended December 31,

	2006	2005

Customer A	8.26%	13.01%

Customer B	5.31%	10.47%

c.	Total revenues from external customers divided on the basis of the Company’s product lines are as follows:

	Year ended December 31,

	2006	2005

Revenues:
Commercial products	$9,916	$7,422
Defense products	2,715	3,434

	$12,631	$10,856

- - - - - - - - -

DIGITAL POWER CORPORATION

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The Company’s executive officers and directors and their ages and positions as of December 31, 2006 are as follows:

Name	Age	Positions Held	Director Since

Jonathan Wax	49	President, CEO & Director	2005
Ben Zion Diamant	56	Director &Chairman of the Board	2001
Amos Kohn	46	Director	2003
Yeheskel Manea	61	Director	2002
Benjamin Kiryati	59	Director	2006
Leo Yen	36	CFO & Secretary	2005

          The directors named above will serve until the next annual meeting of our stockholders or until a successor is elected and qualified. Directors are elected for one year terms.

Directors

Ben-Zion Diamant

          Mr. Ben-Zion Diamant, 56, has been the Company’s Chairman of the Board since November 2001.  He has also been Chairman of the Board of Telkoor Power Ltd. since 1994.  Between 1992-1994, he was a partner and business development manager of Phascom, and from 1989 to 1992, a partner and manager of Rotel Communication.  He earned his B.A. in Political Science from Bar-Ilan University.

Amos Kohn

          Mr. Amos Kohn, age 46, became a director of the Company in 2003. Mr. Kohn is the AVP of Business Development of Scopus Video Networks, Inc. a high tech company located in Princeton, New Jersey.  Most recently Mr. Kohn was the Vice President of Solutions Engineering of ICTV Inc., a high tech company located in Los Gatos, California, which is developing a centralized software platform that telecom operators to deliver revenue-generating new services with full set of digital interactive video and media streaming services.  In year 2003, Mr. Kohn was Vice President of System Engineering & Business Development of AVIVA Communications, Inc., a high tech company located in Cupertino, California, which is developing a transport solution for Video-On-Demand systems.  From 2000 to 2003, Mr. Kohn was the Chief Architect of Liberate Technologies, a software company specializing in telecommunications technology located in San Carlos, California.  From 1997 to 2000, Mr. Kohn was the Vice President of Engineering & Technology for Golden Channel, the largest Cable Operator (MSO) in Israel.  Mr. Kohn holds a B.S. in Electronics Engineering.

          The Board is of the opinion that Mr. Kohn is qualified to serve as an independent director.

DIGITAL POWER CORPORATION

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

Yeheskel Manea

          Mr. Yeheskel Manea, 61, has served as a director of the Company since 2002.  Since 1996, he has been a Branch Manager of Bank Hapoalim, one of the leading banks in Israel.  Mr. Manea has been employed with Bank Hapoalim since 1972.  He holds a B.A. in Economy and Business Administration from Ferris College, University of Michigan.

          The Board is of the opinion that Mr. Manea is qualified to serve as an independent director.

Benjamin Kiryati

          Benjamin Kiryati, 54, became a Director at Digital Power in October 2006. Mr. Kiryati was the Chairman of the Israel Children Fund, a non-profit organization that helps the underprivileged. He also served as the mayor of Tiberias, Israel, from 1998 to 2003.  Prior to that Mr. Kiryati had distinguished military and legal careers. He served nine years in the Israeli Military as a combat pilot, and after graduating in 1978 from the Tel Aviv University school of law he practiced  law in industrial relations.

The Board is of the opinion that Mr. Kiryati is qualified to serve as an independent director

Jonathan Wax

          Mr. Jonathan Wax, 49, became the Company’s Chief Executive Officer and President in January 2004.  Mr. Wax held vice-president positions with Artesyn Technologies, Inc., and was stationed both domestically and in the Far East. He held a wide variety of sales positions, including global account responsibilities with some of Artesyn Technologies, Inc.’s largest accounts.  From 1994 to 1998, prior to the merger with Zytec and Computer Products, which formed Artesyn Technologies, Inc., Mr. Wax was Vice President of Customer Support and Quality for Computer Products.  Mr. Wax holds a B.S. in Business from the University of Nebraska.

Officers

Jonathan Wax, President and Chief Executive Officer (see biographic information under Directors)

Leo Yen, 36, became the Company’s Chief Financial Officer in January 2005.  Mr. Yen is the President of Sagent Management, a financial and tax consulting firm.  From 2002 to 2004, Mr. Yen founded and managed Crystal Compass, which was acquired by Sagent Management in 2004.  From 1999 to 2002, he was a Senior Associate with PricewaterhouseCoopers LLP, and from 1997 to 1999, he was a Senior Tax Consultant with Ernst & Young LLP.  Mr. Yen holds a B.S. in Finance, Real Estate and Law and a B.S. in Accounting from California State Polytechnic University, Pomona. Mr. Yen is also a Certified Public Accountant in the state of California.

Family Relationships

          Two of Mr. Manea’s children are married to two of Mr. Diamant’s children. Mr. Diamant’s son, Ran Diamant, who is also Mr. Menea’s son in law, serves as Telkoor’s Corporate Secretary and Controller. There are no other relations.

Audit Committee

          The Board has established an Audit Committee.  The members of the Audit Committee in 2006 were Messrs. Amos Kohn, Yuval Menipaz, and Yeheskel Manea.  Mr. Menipaz resigned as a director on February 2, 2006. The current members of the Audit Committee are Messrs. Kohn and Manea. All Audit Committee members were determined by the Board to be independent directors, and Mr. Manea was appointed as the Audit Committee Financial Expert.

DIGITAL POWER CORPORATION

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

          The Audit Committee makes recommendations regarding the retention of independent auditors, reviews the scope of the annual audit undertaken by the Company’s independent auditors and the progress and results of their work, and reviews the Company’s financial statements, internal accounting and auditing procedures, and corporate programs to ensure compliance with applicable laws.  The Audit Committee reviews the services performed by the independent auditor and determines if the services rendered are compatible with maintaining the independent auditors’ impartial opinion.  The Audit Committee’s charter is reviewed annually, and changes may be required due to industry accounting practices or the promulgation of new rules or guidance documents.

Section 16(a) Compliance

          Section 16(a) of the Exchange Act requires the Company’s executive officers and directors to file reports of ownership and changes in ownership of its common stock with the SEC.  Executive officers and directors are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  Based solely upon a review of Forms 3, 4 and 5 delivered to the Securities and Exchange Commission during fiscal year 2006, all current directors and officers of the Company filed on time all required reports pursuant to Section 16(a) of the Securities Exchange Act of 1934.

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

ITEM 10.  EXECUTIVE COMPENSATION.

          The following table sets forth the annual compensation paid by us to our executive officers for services to us in all capacities during 2005 and 2006.

SUMMARY COMPENSATION TABLE

		Annual Compensation		Long Term Compensation Awards		Payouts

Name and Principal Position	Year	Salary ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options ($)	LTIP Payouts ($)	All Other Compensation

Jonathan Wax,	2005	$166,963	$14,578	—	—	—	—
Chief Executive Officer	2006	$162,323	$15,820	—	—	—	—
Leo Yen	2005	$39,600	$4,034	—	—	—	—
Chief Financial Officer	2006	$39,600	$30,104	—	$4,024	—	—

The following table sets forth the annual compensation paid by us to our directors during 2006

DIGITAL POWER CORPORATION

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Securities Underlying Options Awards ($)	All Other Copmensation ($)

Ben-Zion Diamant	$—	—	0
Amos Kohn	$10,000	$2,012	0
Yeheskel Manea	$15,000	$2,012	0
Benjamin Kiryati	$2,500	$682	0

OUTSTANDING EQUITY AWARDS

	Options Grants

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Base Price ($/share)	Expiration Date

Jonathan Wax	0	0	0	0
Leo Yen	20,000	14%	$1.16	3/9/2016

Employment Agreements

          In January 2004, the Company entered into an employment agreement with Mr. Jonathan Wax, President and Chief Executive Officer.  The agreement has a term of one year with annual renewals thereafter.  Annual compensation is $165,000.  In the event of a change in control or early termination without cause, it will be required to pay Mr. Wax a year’s compensation.  As a part of the employment contract, Mr. Wax was granted options to purchase 150,000 shares, 37,500 shares vested immediately and the remainder vested over three years. As of December 2006, all options were accelerated as part as the company stock options acceleration.

ITEM 11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

          The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2006:

	Shares Beneficially Owned(1)

Name & Address of Beneficial Owner	Number		Percent

Telkoor Power Ltd. 5 Giborei Israel Netanya 42293 Israel	2,897,110		43.8%
Ben-Zion Diamant	3,264,614	(2)	47.9%
Jonathan Wax	317,504	(3)	4.7%
Yeheskel Manea	30,000	(4)	*
Amos Kohn	30,000	(4)	*
Benjamin Kiryati	10,000
Leo Yen	20,000
Digital Power ESOP	167,504		2.5%
Barry W. Blank P.O. Box 32056 Phoenix, AZ 85064	419,483		6.4%
All directors and executive officers as a group (4 persons)	3,504,614	(5)	49.0%

DIGITAL POWER CORPORATION

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

Footnotes to Table

*	Less than one percent.
(1)

Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.

(2)

Mr. Diamant serves as a director of Telkoor Power Ltd.  Includes options to purchase 200,000 shares owned by Mr. Diamant and 2,897,110 shares beneficially owned by Telkoor Power Ltd., which may also be deemed beneficially owned by Mr. Diamant.

(3)	Includes options to purchase 150,000 shares owned by Mr. Wax and 167,504 shares owned by Digital Power ESOP of which Mr. Wax is trustee and may be deemed beneficial owner.
(4)	Includes options to purchase 40,000 shares exercisable within 60 days.
(5)

Includes 2,897,110 shares owned by Telkoor Power Ltd., which may be deemed beneficially owned by Mr. Diamant, options to purchase 420,000 shares owned by directors, and 167,504 shares owned by Digital Power ESOP of which Mr. Wax and Mr. Diamant are trustees and may be deemed beneficial owners.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Family Relationships

          Two of Mr. Manea’s children are married to two of Mr. Diamant’s children. Mr. Diamant’s son, Ran Diamant, who is also Mr. Menea’s son in law, serves as Telkoor’s Corporate Secretary and Controller. There are no other relations.

Business Relations

          Mr. Leo Yen, the Company’s Chief Financial Officer, is the President of Sagent Management, a financial and tax consulting firm. Sagent Management was hired by the Company to prepare and file the Company’s tax returns and provide other accounting services. The Company is paying Sagent Management for these services. In addition, the Company is paying Sagent Management for Mr. Yen’s services as the Company’s CFO.  The aggregate fees billed by Sagent Management for professional services rendered in fiscal years ended December 31, 2006, and December 31, 2005, were $69,704 and $ 43,634, respectively.

Independent Directors

The following persons are considered independent directors:

Yeheskel Menea
Amos Kohn
Benjamin Kiryati

ITEM 13.  EXHIBITS

(a)	Exhibits

3.1	Amended and Restated Articles of Incorporation of Digital Power Corporation(1)
3.2	Amendment to Articles of Incorporation(1)
3.3	Bylaws of Digital Power Corporation(1)
4.1	Specimen Common Stock Certificate(2)
4.2	Specimen Warrant(1)
4.3	Representative’s Warrant(1)
10.1	Revolving Credit Facility with San Jose National Bank(1)

DIGITAL POWER CORPORATION

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

          Kost Forer Gabbay & Kasierer A Member of Ernst & Young Global (“E&Y”) served as our independent auditors for the annual audit since the year ended December 31, 2002.  The shareholders ratified the appointment of E&Y in the last annual shareholders’ meeting.

Related Business

          E&Y serves also as the independent auditors of Telkoor, the largest shareholder of the Company. The Company’s business and Telkoor’s business are handled by separate teams within E&Y.

DIGITAL POWER CORPORATION

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

Audit Fees

          The aggregate fees billed by E&Y for professional services rendered for the audit of the Company’s financial statements for the fiscal years ended December 31, 2006, and December 31, 2005, were $105,000 and $103,500, respectively.

Audit-Related Fees

          The aggregate fees billed for assurance and related services by the principal accountant, which are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended December 31, 2006, and December 31, 2005, were $0 and $5,500, respectively.

Tax Fees

          The aggregate fees billed for tax compliance, tax advice, and tax planning rendered by our independent auditors for the fiscal years ended December 31, 2006, and December 31, 2005, were $0.

All Other Fees

          The aggregate fees billed for all other professional services rendered by the Company’s independent auditors for the fiscal years ended December 31, 2006, and December 31, 2005, were $0.

          The Audit Committee approved 100% of the fees paid to the principal accountant for audit-related, tax and other, fees in fiscal 2006.  The Audit Committee pre-approves all non-audit services to be performed by the auditor in accordance with the Audit Committee Charter.  The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year, and that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees, was 0%.

DIGITAL POWER CORPORATION

NOTES TO FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL POWER CORPORATION,
a California Corporation

Dated: March 30, 2007	/s/ Jonathan Wax

Jonathan Wax,
President and Chief Executive Officer
(Principal Executive Officer)

          In accordance  with the Exchange Act, this report has been signed below by the following  persons on behalf of the  registrant and in the capacities and on the dates indicated.

Dated: March 30, 2007	/s/ Ben Zion Diamant

Ben Zion Diamant, Chairman

Dated: March 30, 2007	/s/ Jonathan Wax

Jonathan Wax, Director, President
And Chief Executive Officer
(Principal Executive Officer)

Dated: March 30, 2007	/s/ Amos Kohn

Amos Kohn, Director

Dated: March 30, 2007	/s/ Yeheskel Manea

Yeheskel Manea, Director

Dated: March 30, 2007	/s/ Benjamin Kiryati

Benjamin Kiryati, Director

Dated: March 30, 2007	/s/ Leo Yen

Leo Yen, Chief Financial Officer
(Principal Accounting and
Financial Officer)