Form 10QSB
period 2007-03-31
DIGITAL POWER CORP
filed 2007-05-15
CIK 896493

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB



      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2007

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to
            _______

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Number of shares of common stock outstanding as of May 8, 2007: 6,610,708

                            DIGITAL POWER CORPORATION


                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                              AS OF MARCH 31, 2007


                                 IN U.S. DOLLARS


                                    UNAUDITED



                                       INDEX


                                                                          Page
                                                                        --------

Review of Unaudited Interim Consolidated Financial Statements                3

Consolidated Balance Sheet                                                   4

Consolidated Statements of Income                                            5

Statement of Changes in Shareholders' Equity                                 6

Consolidated Statements of Cash Flows                                        7

Notes to Consolidated Financial Statements                                8 - 14




                                  - - - - - - - -

[LOGO GRAPHIC OMITTED]


The Board of Directors
Digital Power Corporation
-------------------------


             Re:     Review of unaudited interim consolidated
                     financial statements for the three-month period ended March 31, 2007
                     -------------------------------------------------


      We have reviewed the accompanying consolidated balance sheet of Digital Power Corporation ("the Company") and its subsidiaries as of March 31, 2007, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2007 and 2006, and the statement of changes in shareholders' equity for the three-month period ended March 31, 2007. These financial statements are the responsibility of the Company's management.

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



Tel-Aviv, Israel                         KOST FORER GABBAY & KASIERER
May 14 , 2007                            A Member of Ernst & Young Global

                           DIGITAL POWER CORPORATION
                           -------------------------

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
U.S. dollars in thousands (except share and per share data)

                                                                                 March 31,
                                                                                   2007
                                                                                ----------
                                                                                Unaudited
                                                                                ----------
CURRENT ASSETS:
   Cash and cash equivalents                                                    $    1,225
   Restricted cash                                                                     104
   Trade receivables, net of allowance for doubtful accounts of $ 124                1,781
   Prepaid expenses and other receivables                                              187
   Inventories                                                                       1,917
                                                                                ----------

 Total current assets                                                                5,214
                                                                                ----------

 PROPERTY AND EQUIPMENT, NET                                                           161
                                                                                ----------

 Total assets                                                                   $    5,375
                                                                                ==========

     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                             $      602
   Related parties - trade payables                                                    900
   Deferred revenues                                                                    11
   Other current liabilities                                                           328
                                                                                ----------

 Total current liabilities                                                           1,841
                                                                                ----------

SHAREHOLDERS' EQUITY:
   Share capital:
     Series A redeemable, convertible Preferred shares, no par value: 500,000
      shares authorized, 0 shares issued and outstanding at March 31, 2007              --
     Preferred shares, no par value: 1,500,000 shares authorized,
      0 shares issued and outstanding at March 31, 2007                                 --
     Common shares, no par value: 30,000,000 shares authorized;
      6,610,708 shares issued and outstanding at March 31, 2007                         --
   Additional paid-in capital                                                       13,792
   Accumulated deficit                                                             (10,428)
   Accumulated other comprehensive income                                              170
                                                                                ----------

 Total shareholders' equity                                                          3,534
                                                                                ----------

 Total liabilities and shareholders' equity                                     $    5,375
                                                                                ==========

The accompanying notes are an integral part of the consolidated financial statements.

                           DIGITAL POWER CORPORATION
                           -------------------------

CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share and per share data


                                             Three months ended
                                                 March 31,
                                           ---------------------
                                              2007       2006
                                           ---------   ---------
                                                 Unaudited
                                           ---------------------

Revenues                                   $   2,742   $   2,708
Cost of revenues                               1,967       1,926
                                           ---------   ---------

 Gross profit                                    775         782
                                           ---------   ---------

Operating expenses:
  Engineering and product development            221         138
  Selling and marketing                          229         302
  General and administrative                     300         304
                                           ---------   ---------

Total operating expenses                         750         744
                                           ---------   ---------

Operating income                                  25          38
Financial income (expenses), net                  16          (1)
                                           ---------   ---------

Net income                                 $      41   $      37
                                           =========   =========

Basic and diluted net earnings per share   $   0.006   $   0.006
                                           =========   =========


The accompanying notes are an integral part of the consolidated financial statements.

                           DIGITAL POWER CORPORATION
                           -------------------------

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share data

                                                                                          Accumulated
                                   Common shares            Additional                       other        Total other     Total
                             -------------------------       paid-in      Accumulated    comprehensive   comprehensive shareholders'
                                Number         Amount        capital        deficit          income         income        equity
                             ------------   ------------   ------------   ------------    ------------   ------------   ------------
Balance as of
  January 1, 2007               6,610,708   $-             $     13,768   $    (10,463)   $        166             --   $      3,471

 Stock compensation related
    to options granted to
    Telkoor's employees               --             --             12             --              --             --             --
 Stock compensation related
    to options granted
    to employees                      --             --             12             --              --             --             12
 Comprehensive income:
  Net income                          --             --             --             41              --   $         41             41
  Foreign currency
    translation adjustments           --             --             --             --               4              4              4
 Cumulative impact of
    change in accounting
    for uncertainties in
    income taxes                      --             --             --             (6)             --             --             (6)
                            ------------   ------------   ------------   ------------    ------------   ------------   ------------
  Total other
    comprehensive income                                                                                $         45
                                                                                                        ============
 Balance as of March 31,
    2007 (unaudited)            6,610,708   $         --   $     13,792   $    (10,428)   $        170                  $      3,534
                             ============   ============   ============   ============    ============                  ============

The accompanying notes are an integral part of the consolidated financial statements.

                            DIGITAL POWER CORPORATION
                            -------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. dollars in thousands

                                                             Three months ended
                                                                  March 31,
                                                           ----------------------
                                                              2007         2006
                                                           ---------    ---------
                                                                  Unaudited
                                                           ----------------------
Cash flows from operating activities:
  Net income                                               $      41    $      37
    Adjustments required to reconcile net income to net
     cash used in operating activities:
     Depreciation                                                 19           20
     Stock compensation related to options granted to
       employees                                                  12            2
     Stock compensation related to options granted to             12            8
           Telkoor's employees
     Decrease in trade receivables, net                          426           95
     Increase in prepaid expenses and other receivables          (47)         (37)
     Increase in inventories                                    (317)        (128)
     Decrease in accounts payable and related parties-          (203)         (44)
     trade payables
     Decrease in deferred revenues and other current            (195)         (85)
       liabilities
                                                           ---------    ---------
Net cash used in operating activities                           (252)        (132)
                                                           ---------    ---------
Cash flows from investing activities:

  Restricted cash                                                 --           (1)
  Purchase of property and equipment                             (18)          (2)
                                                           ---------    ---------
Net cash used in investing activities                            (18)          (3)
                                                           ---------    ---------
Cash flows from financing activities:

  Exercise of options of a director                               --          140
                                                           ---------    ---------
Net cash provided by financing activities                         --          140
                                                           ---------    ---------
Effect of exchange rate changes on cash and cash                   1            5
  equivalents
                                                           ---------    ---------
Increase (decrease) in cash and cash equivalents                (269)          10
Cash and cash equivalents at the beginning of the period       1,494        1,409
                                                           ---------    ---------
Cash and cash equivalents at the end of the period         $   1,225    $   1,419
                                                           =========    =========

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

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES

      a. The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2006, are applied consistently in these financial statements. In addition, the following accounting policy is applied:

            The accompanying unaudited consolidated financial statements as of March 31, 2007, and for the three months ended March 31, 2007 and 2006 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of the financial condition and results of operations, contained in the Company Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2007.

      b.    Accounting for stock-based compensation:

            The Company has several stock-based employee compensation plans, which are described more fully in Note 5. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations, as permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), "Share-Based Payment" ("SFAS 123(R)"), using the modified-prospective-transition method.

            Under that transition method, compensation cost recognized in the first quarter of 2006 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). On December 31, 2005, the Company accelerated all of its unvested outstanding employees' stock options, and therefore, no compensation costs were included for share-based payments granted prior to January 1, 2006 in the first quarter of 2006.

                            DIGITAL POWER CORPORATION
                            -------------------------

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

      c.    FIN 48 - Uncertainty in income taxes:

            In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109" ("FIN 48"). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarified the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, the Company recorded an increase of $ 6 associated with the liability for unrecognized tax benefits, which was accounted for as an increase to the accumulated deficit balance as of January 1, 2007.

NOTE 3:- INVENTORIES

                                                                 March 31,
                                                                    2007
                                                                ------------
                                                                  Unaudited
                                                               -------------

          Raw materials, parts and supplies                    $         289
          Work in progress                                               474
          Finished products                                            1,154
                                                               -------------
                                                               $       1,917
                                                               =============

NOTE 4:- ACCOUNTING FOR STOCK BASED COMPENSATION

      a.    Share Option Plans:

            1. Under the Company's stock option plans, options may be granted to employees, officers, consultants, service providers and directors of the Company or its subsidiaries.

            2. As of March 31, 2007, the Company has authorized, by several Incentive Share Option Plans, the grant of options to officers, management, other key employees and others of up to 2,272,200 of the Company's Common shares. As of March 31, 2007, an aggregate of 668,715 of the Company's options are still available for future grant.

                            DIGITAL POWER CORPORATION
                            -------------------------

NOTE 4:- ACCOUNTING FOR STOCK BASED COMPENSATION (Cont.)

      3. The options granted generally become fully exercisable after four years and expire no later than 10 years from the approval date of the option plan under the terms of grant. Any options that are forfeited or cancelled before expiration become available for future grants.

            A summary of the Company's employee share option activity (except options to consultants and service providers) and related information is as follows:

                                        Three months ended March 31, 2007
                                     -----------------------------------------
                                                          Weighted
                                                           average
                                                 Weighted remaining
                                       Amount    average  contractual Aggregate
                                        of      exercise     term     intrinsic
                                      options     price    (years)     value*)
                                     --------- ---------- ---------  ----------
             Outstanding at the
              beginning
              of the period           901,225       $1.12      6.63
             Granted                   80,000       $1.70

             Forfieted                (20,035)      $1.12
                                     ---------

             Outstanding at the
              end of the period        961,190      $1.17      6.67     255,120
                                     ========= ========== =========  ==========

             Exercisable options
              at the end of the
              period                   772,440      $1.08      6.00     246,045
                                     ========= ========== =========  ==========


            *) Calculation of aggregate intrinsic value is based on the share price of the Company's Common stock as of March 31, 2007 ($1.27 pershare).

            Grants for the three months ended March 31, 2006:

            Under the provisions of SFAS 123(R), the fair value of each option is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. Because Black-Scholes option valuation models incorporate various judgmental assumptions for inputs, those assumptions are disclosed. Expected volatility is based exclusively on historical volatility of the entity's stock as allowed by SFAS 123(R). The Company uses historical information with respect to the employee options exercised to estimate the expected term of options granted, representing the period of time that options granted are expected to be outstanding The risk-free interest rate of period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

                           DIGITAL POWER CORPORATION
                           -------------------------

NOTE 4:-  ACCOUNTING FOR STOCK BASED COMPENSATION (Cont.)

                                                                   Three
                                                                  months
                                                                   ended
                                                                 March 31,
                                                                    2007
                                                               -------------
                                                                 Unaudited
                                                               -------------

            Expected volatility                                  102-118%
            Divided Yield                                           0%
            Expected life of up to (in years)                      5-7
            Risk free interest rate                             4.47-5.03%

            The fair value of options granted during the first quarter of 2007 was $ 1.39.

            As of March 31, 2007, there was $ 185 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a period of 4 years.

      b.    Employee Stock Ownership Plan:

            The Company has an Employee Stock Ownership Plan ("ESOP") covering eligible employees. The ESOP provides for the Employee Stock Ownership Trust ("ESOT") to distribute shares of the Company's Common shares as retirement benefits to the participants. The Company has not distributed shares since 1998. As of March 31, 2007, the outstanding Common shares held by the ESOT amount to 167,504 shares.


NOTE 5:- NET EARNINGS PER SHARE

          The following table sets forth the computation of the basic and diluted net earnings per share:

      1.    Numerator:

                                                         Three months ended
                                                             March 31,
                                                     ------------------------
                                                        2007         2006
                                                     ----------  ------------

            Net income available to Common
             stockholders                            $       41     $      37
                                                     ==========  ============

      2.    Denominator:

            Denominator for basic net earnings per
             share of weighted average number of
             Common stock                              6,610,708    6,261,859
            Effect of dilutive securities:
              Employee stock options                     346,182      192,912
              Convertible note                                --      235,849
                                                       ---------    ---------

            Denominator for diluted net earnings
             per share of Common stock                 6,956,890     6,690,620
                                                      ==========    ==========

NOTE 6:- SEGMENTS, MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

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

      The following data presents the revenues, expenditures and other operating data of the Company's geographic operating segments:

                                    Three months ended March 31, 2007 (unaudited)
                                --------------------------------------------------
                                   DPC            DPL     Eliminations    Total
                                ----------    ----------   ----------   ----------
      Revenues                  $    1,203    $    1,539   $       --   $    2,742
      Intersegment revenues             36            --          (36)          --
                                ----------    ----------   ----------   ----------

      Total revenues            $    1,239    $    1,539   $      (36)  $    2,742
                                ==========    ==========   ==========   ==========

      Depreciation expense      $        5    $       14   $       --   $       19
                                ==========    ==========   ==========   ==========

      Operating income (loss)   $      (57)   $       82   $       --   $       25
                                ==========    ==========   ==========

      Financial income, net                                             $       16
                                                                        ----------

      Net income (loss)         $      (47)   $       88   $       --   $       41
                                ==========    ==========   ==========   ==========

      Expenditures for
        segment assets as of
        March 31, 2007          $       --    $       18   $       --   $       18
                                ==========    ==========   ==========   ==========

      Identifiable assets as
        of March 31, 2007       $    2,340    $    3,035   $       --   $    5,375
                                ==========    ==========   ==========   ==========

                            DIGITAL POWER CORPORATION
                            -------------------------

NOTE 6:- SEGMENTS, MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION (Cont.)


                                Three months ended March 31, 2006 (unaudited)
                                ---------------------------------------------
                                  DPC         DPL     Eliminations    Total
                                ---------   ---------   ---------   ---------

      Revenues                  $   1,423   $   1,285   $      --   $   2,708
      Intersegment revenues           210          --        (210)         --
                                ---------   ---------   ---------   ---------

      Total revenues            $   1,633   $   1,285   $    (210)  $   2,708
                                =========   =========   =========   =========

      Depreciation expense      $       5   $      15   $      --   $      20
                                =========   =========   =========   =========

      Operating income          $       9   $      29   $      --   $      38
                                =========   =========   =========

      Financial expenses, net                                              (1)
                                                                    ---------

      Net income                $      12   $      25   $      --   $      37
                                =========   =========   =========   =========

      Expenditures for
        segment assets as of
        March 31, 2006          $      --   $       2   $      --   $       2
                                =========   =========   =========   =========

      Identifiable assets as
        of March 31, 2006       $   2,459   $   3,042   $      --   $   5,501
                                =========   =========   =========   =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenues and earnings from operations of the Company. Factors that could cause actual results to differ materially include, in addition to other factors identified in this report, dependence on the electronic equipment industry, competition in the power supply industry, dependence on manufacturers in China and other risks factors detailed in the Company's Form 10-KSB for the year ended December 31, 2006. Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

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

Our corporate office, which contains our administrative, sales, and engineering functions, is located in Fremont, California (DPC). In addition the Company has a wholly-owned subsidiary, Digital Power Limited ("DPL"), located in Salisbury, England.

THREE MONTHS ENDED MARCH 31, 2007, COMPARED TO MARCH 31, 2006

REVENUES
Total revenues increased by 1.3% to $2,742,000 for the first quarter ended March 31, 2007, from $2,708,000 for the first quarter ended March 31, 2006.

Revenues from the domestic operations of DPC decreased by 15.5% to $1,203,000 for the first quarter ended March 31, 2007, from $1,423,000 for the first quarter ended March 31, 2006. Revenues from the Company's European operations of DPL increased 19.8% to $1,539,000 for the first quarter ended March 31, 2007, from $1,285,000 for the first quarter ended March 31, 2006.

GROSS MARGINS
Gross margins were 28.3% for the three months ended March 31, 2007, compared to 28.9% for the three months ended March 31, 2006.

ENGINEERING AND PRODUCT DEVELOPMENT
Engineering and product development expenses were 8.1% of revenues for the three months ended March 31, 2007, and 5.1 % for the three months ended March 31, 2006. The increase is mainly due to product safety expenses and contract services.

SELLING AND MARKETING
Selling and marketing expenses were 8.4% of revenues for the three months ended March 31, 2007, compared to 11.2% for the three months ended March 31, 2006. Actual dollar expenditures decreased by $73,000 mainly due to headcount reduction.

GENERAL AND ADMINISTRATIVE
General and administrative expenses were 10.9% of revenues for the three months ended March 31, 2007 compared to 11.2% for the three months ended March 31, 2006. In actual dollars, general and administrative expenses remained approximately at the same level.

FINANCIAL INCOME
Net financial income was $16,000 for the three months ended March 31, 2007, compared to net financial expense of $1,000 for the three months ended March 31, 2006. Financial income is mainly from interest received from the exchange rate fluctuation of the Company's United Kingdom's operations of DPL.

NET INCOME
Net income for the three months ended March 31, 2007, was $41,000 compared to net income of $37,000 for the three months ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES
On March 31, 2007, the Company had cash, cash equivalent and a short-term bank deposit of $1,225,000 and working capital of $3,373,000. This compares with cash and cash equivalent of $1,419,000 and working capital of $2,653,000 at March 31, 2006. The increase in working capital is mainly due to increase in inventory, decrease in accounts payable and deferred revenues.

Cash used in operating activities for the Company totaled $252,000 for the three months ended March 31, 2007, compared to cash used of $132,000 for the three months ended March 31, 2006. Cash used in investing activities was $18,000 for the three months ended March 31, 2007, compared to cash used of $3,000 for the three months ended March 31, 2006. Net cash provided by financing activities was $140,000 for the three months ended March 31, 2006.

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

                                           DIGITAL POWER CORPORATION
                                                  (Registrant)




Date:
        -------------                     ----------------------------
                                          Jonathan Wax,
                                          Chief Executive Officer
                                          (Principal Executive Officer)



Date:
        -------------                     ----------------------------
                                          Leo Yen,
                                          Chief Financial Officer
                                          (Principal Financial Officer)