Form 10QSB
period 2007-06-30
DIGITAL POWER CORP
filed 2007-08-15
CIK 896493

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

COMMISSION FILE NUMBER 1-12711

DIGITAL POWER CORPORATION
(Exact name of small business issuer as specified in its charter)

California	94-1721931
(State or other jurisdiction of	(IRS Employer Identification No.)
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
Yes ■ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ■

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,610,708 shares of Common Stock, no par value, were outstanding as of August 10, 2007.

Transitional Small Business Disclosure Format (check one)
Yes ☐ No ■

DIGITAL POWER CORPORATION

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2007

IN U.S. DOLLARS

UNAUDITED

The Board of Directors
Digital Power Corporation

Re:	Review of unaudited interim consolidated financial statements for the six-month period ended June 30, 2007

We have reviewed the accompanying consolidated balance sheet of Digital Power Corporation ("the Company") and its subsidiaries as of June 30, 2007, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2007 and 2006, and the statement of changes in shareholders' equity for the six-month period ended June 30, 2007 and the statements of cash flows for the six-month period ended June 30, 2007 and 2006. These financial statements are the responsibility of the Company's management.

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

Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER
August 14 , 2007	A Member of Ernst & Young Global

DIGITAL POWER CORPORATION

CONSOLIDATED BALANCE SHEET
U.S. dollars in thousands (except share and per share data)

June 30,
2007
Unaudited

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,427
Restricted cash	106
Trade receivables, net of allowance for doubtful accounts of $ 124	1,738
Prepaid expenses and other receivables	153
Inventories	1,621

Total current assets	$5,045

PROPERTY AND EQUIPMENT, NET	152

Total assets	$5,197

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$534
Related parties - trade payables	779
Deferred revenues	10
Other current liabilities	468

Total current liabilities	1,791

SHAREHOLDERS' EQUITY:
Share capital -
Series A redeemable, convertible Preferred shares, no par value - 500,000 shares authorized, 0 shares issued and outstanding at June 30, 2007
Preferred shares, no par value - 1,500,000 shares authorized, 0 shares issued and outstanding at June 30, 2007
Common shares, no par value - 30,000,000 shares authorized; 6,610,708 shares issued and outstanding at June 30, 2007	11,036
Additional paid-in capital	2,782
Accumulated deficit	(10,624)
Accumulated other comprehensive income	212

Total shareholders' equity	$3,406

Totalliabilities and shareholders' equity	$5,197

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands, except share and per share data

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006
	Unaudited

Revenues	$5,278	$6,041	$2,536	$3,333
Cost of revenues	3,939	4,398	1,972	2,472

Gross profit	1,339	1,643	564	861

Operating expenses:
Engineering and product development	402	310	181	172
Selling and marketing	478	617	249	315
General and administrative	634	650	334	346

Total operating expenses	1,514	1,577	764	833

Operating income (loss)	(175)	66	(200)	28
Financial income (expenses), net	29	(12)	13	(11)

Income (loss) before income taxes	(146)	54	(187)	17
Income taxes	(9)	-	(9)	-

Net income (loss)	$(155)	$54	$(196)	$17

Basic net earnings (loss) per share	$(0.023)	$0.009	$(0.030)	$0.003

Diluted net earnings (loss) per share	$(0.023)	$0.008	$(0.030)	$0.002

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
U.S. dollars in thousands, except share data

					Accumulated
			Additional		other	Total other	Total
	Common shares		paid-in	Accumulated	comprehensive	comprehensive	shareholders'
	Number	Amount	capital	deficit	income	loss	equity

Balance as of January 1, 2007	6,610,708	$-	$13,768	$(10,463)	$166	-	$3,471

Stock compensation related to options granted to Telkoor's employees	-	-	24	-	-	-	24
Stock compensation related to options granted to employees	-	-	26	-	-	-	26
Comprehensive income:
Net income (loss)	-	-	-	(155)	-	(155)	(155)
Foreign currency translation adjustments	-	-	-	-	46	46	46
Cumulative impact of change in accounting for uncertainties in income taxes				(6)			(6)
Total other comprehensive income						$(109)

Balance as of June 30, 2007 (unaudited)	6,610,708	$-	$13,818	$(10,624)	$212		$3,406

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Six months ended June 30,
	2007	2006
	Unaudited
Cash flows from operating activities:

Net (loss) income	$(155)	$54
Adjustments required to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	34	39
Stock compensation related to options granted to employees	26	12
Stock compensation related to options granted to Telkoor's employees	24	27
Decrease (increase) in trade receivables, net	481	(246)
Decrease (increase) in prepaid expenses and other receivables	(12)	2
Increase in inventories	(10)	(347)
Increase (decrease) in accounts payable and related parties- trade payables	(400)	580
Decrease in deferred revenues and other current liabilities	(60)	(73)

Net cash provided by (used in) operating activities	(72)	48

Cash flows from investing activities:

Restricted cash	-	183
Purchase of property and equipment	(25)	(4)

Net cash used in investing activities	(25)	179

Cash flows from financing activities:

Exercise of options of a director	-	160

Net cash provided by financing activities	-	160

Effect of exchange rate changes on cash and cash equivalents	30	41

Increase (decrease) in cash and cash equivalents	(67)	428
Cash and cash equivalents at the beginning of the period	1,494	1,409

Cash and cash equivalents at the end of the period	$1,427	$1,837

Supplemental disclosure of non-cash activities:

Adjustments on account of change in accounting for uncertainties in income taxes	$6	$-

Conversion of a convertible note	$-	$250

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

The accompanying unaudited consolidated financial statements as of June 30, 2007, and for the six months ended June 30, 2007 and 2006 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of the financial condition and results of operations, contained in the Company Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The results of operations for the three and six months ended June 30, 2007, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2007.

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

c.	FIN 48, "Uncertainty in Income Taxes":

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109" (“FIN 48"). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarified the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, the Company recorded an increase of $ 6 associated with the liability for unrecognized tax benefits, which was accounted for as a reduction to the retained earnings balance as of January 1, 2007. There have been no changes to the unrecognized tax benefits during the current period.

NOTE 3:-	INVENTORIES

June 30, 2007
Unaudited

Raw materials, parts and supplies	$174
Work in progress	295
Finished products	1,152

$1,621

NOTE 4:-	ACCOUNTING FOR STOCK BASED COMPENSATION

a.	Share Option Plans:

1.	Under the Company's stock option plans, options may be granted to employees, officers, consultants, service providers and directors of the Company or its subsidiaries.

DIGITAL POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

2.
As of June 30, 2007, the Company has authorized, by several Incentive Share Option Plans, the grant of options to officers, management, other key employees and others of up to 2,272,200 of the Company's Common shares. As of June 30, 2007, an aggregate of 648,715 of the Company's options are still available for future grant.

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

A summary of the Company's employee share option activity (except options to consultants and service providers) and related information is as follows:

	Six months ended June 30, 2007
	Amount of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value *)
Outstanding at the beginning of the period	901,225	$1.12	6.63
Granted	100,000	$1.61
Forfeited	(20,035)	$1.12

Outstanding at the end of the period	981,190	$1.17	6.49	$302,740

Exercisable options at the end of the period	772,440	$1.08	5.75	$0.37

*)	Calculation of aggregate intrinsic value is based on the share price of the Company's Common shares as of June 30, 2007 ($ 1.33 per share).

Grants for the six months ended June 30, 2007:

Under the provisions of SFAS 123(R), the fair value of each option is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. Because Black-Scholes option valuation models incorporate various judgmental assumptions for inputs, those assumptions are disclosed. Expected volatility is based exclusively on historical volatility of the entity's stock as allowed by SFAS 123(R). The Company uses historical information with respect to the employee options exercised to estimate the expected term of options granted, representing the period of time that options granted are expected to be outstanding. The risk-free interest rate of period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

DIGITAL POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 4:-	ACCOUNTING FOR STOCK BASED COMPENSATION (Cont.)

Six months ended June 30, 2007
Unaudited

Expected volatility	93.6%-107.1%
Divided Yield	0%
Expected life of up to (in years)	5-7
Risk free interest rate	4.47%-5.09%

The fair value of options granted during the second quarter of 2007 was $ 1.07.

As of June 30, 2007, there was $ 184 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a period of 4 years.

b.	Employee Stock Ownership Plan:

The Company has an Employee Stock Ownership Plan ("ESOP") covering eligible employees. The ESOP provides for the Employee Stock Ownership Trust ("ESOT") to distribute shares of the Company's Common shares as retirement benefits to the participants. The Company has not distributed shares since 1998. As of June 30, 2007, the outstanding Common shares held by the ESOT amount to 167,504 shares.

NOTE 5:- NET EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of the basic and diluted net earnings (loss) per share:

1. Numerator:
	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006
	Unaudited

Net income (loss) available to Common shareholders	$(155)	$54	$(196)	$17

2. Denominator:

Denominator for basic net earnings per share of weighted average number of Common shares	6,610,708	$6,381,738	$6,610,708	$6,501,618
Effect of dilutive securities:
Employee stock options	-	318,187	-	494,669
Convertible note	-	169,025	-	102,201

Denominator for diluted net earnings per Common share	$6,610,708	$6,868,950	$6,610,708	$7,098,488

DIGITAL POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 6:-	SEGMENTS, MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

The Company has two reportable geographic segments, see Note 1 for a brief description of the Company's business. The data is presented in accordance with Statement of Financial Accounting Standard No.131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS No. 131").

The following data presents the revenues, expenditures and other operating data of the Company's geographic operating segments:

	Six months ended June 30, 2007 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$2,314	$2,964	$-	$5,278
Intersegment revenues	88	-	(88)	-

Total revenues	$2,402	$2,964	$(88)	$5,278

Depreciation expense	$9	$25	$-	$34

Operating income (loss)	$(230)	$55	$-	$(175)

Financial income, net				$29

Net income (loss)	$(211)	$65	$-	$(146)

Expenditures for segment assets as of June 30, 2007	$-	$25	$-	$25

Identifiable assets as of June 30, 2007	$2,212	$2,985	$-	$5,197

DIGITAL POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 6:-	SEGMENTS, MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION (Cont.)

	Six months ended June 30, 2006 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$2,861	$3,180	$-	$6,041
Intersegment revenues	318	-	(318)	-

Total revenues	$3,179	$3,180	$(318)	$6,041

Depreciation expense	$9	$30	$-	$39

Operating income	$(31)	$97	$-	$66

Financial expenses, net				(12)

Net income (loss)	$(31)	$85	$-	$54

Expenditures for segment assets as of June 30, 2006	$2	$2	$-	$4
Identifiable assets as of June 30, 2006	$2,787	$3,514	$-	$6,301

	Three months ended June 30, 2007 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$1,111	$1,425		$$2,536
Intersegment revenues	52	-	(52)	-

Total revenues	$1,163	$1,425	$(52)	$2,536

Depreciation expense	$4	$11	$-	$15

Operating income (loss)	$(173)	$(27)	$-	$(200)

Financial income, net				$13

Net income (loss)	$(164)	$(23)	$-	$(187)

Expenditures for segment assets as of June 30, 2007	$-	$7	$-	$7

Identifiable assets as of June 30, 2007	$2,212	$2,985	$-	$5,197

DIGITAL POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 6:-	SEGMENTS, MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION (Cont.)

	Three months ended June 30, 2006 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$1,438	$1,895	$-	$3,333
Intersegment revenues	108	-	(108)	-

Total revenues	$1,546	$1,895	$(108)	$3,333

Depreciation expenses	$4	$15	$-	$19

Operating income (loss)	$(40)	$68	$-	$28

Financial expenses, net				$(11)

Net income (loss)	$(43)	$60	$-	$17

Expenditures for segment assets as of June 30, 2006	$2	$-	$-	$2
Identifiable assets as of June 30, 2006	$2,787	$3,514	$-	$6,301

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenues and earnings from operations of the Company. Factors that could cause actual results to differ materially include, in addition to other factors identified in this report, dependence on the electronic equipment industry, competition in the power supply industry, dependence on manufacturers in China and other risks factors detailed in the Company's Form 10-KSB for the year ended December 31, 2006. Readers of this report are cautioned not to put undue reliance on "forward looking" statements that are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

GENERAL

We are engaged in the business of designing, developing, manufacturing, marketing, selling and distributing switching power supplies to the industrial, telecommunication, and data communication, medical and military industries. Revenues are generated from sales to distributors, who will then resell our products to end customers who are often referred to as OEM’s (original equipment manufactures) and direct sales to OEM’s that may involve the use of manufacture representatives. Domestic refers to as revenue or operations that is principally in North America, while International refers to revenue or operations that is principally out of Europe. Domestically and in Europe, the company will sell to ‘Commercial’ customers who typically buy standard or modified standard product that are sellable to multiple customers while ‘military’ customers typically utilize highly custom power supplies that are typically not sellable to other customers.

We have continued our efforts to increase sales of our products to existing and new customers, and have continued our strategy to utilize our contract manufactures and our Design Partners contract manufactures in Asia. While we believe our revenues have increased to a sufficient amount to exceed our expenses, we may be subject to net losses in an individual quarter. We believe that our cash and cash equivalents will be sufficient to fund those losses for at least 12 months.

The Company’s corporate office, which contains our administrative, sales, and engineering functions, is located in Fremont, California. In addition, the Company has a wholly owned subsidiary, Digital Power Limited ("DPL"), located in Salisbury, England.

THREE AND SIX MONTHS ENDED JUNE 30, 2007, COMPARED TO JUNE 30, 2006

REVENUES

Total revenues for the Company decreased by 23.9% to $2,536,000 for the three months ended June 30, 2007, from $3,333,000 for the three months ended June 30, 2006. Revenue from the military products of the Company increased by 39.2% to $963,000 for the three months ended June 30, 2007, from $692,000 for the three months ended June 30, 2006. Revenue from the commercial products of the Company decreased by 40.4% to $1,573,000 from $2,641,000 for the three months ended June 30, 2006. The decrease in commercial product revenue is mainly attributed to end of life issues related to older standard product lines and timing issues while the increase in military product revenues is mainly attributed to new design wins.

Revenues from the domestic operations of the Company decreased by 22.7% to $1,111,000 for the three months ended June 30, 2007, from $1,438,000 for the three months ended June 30, 2006.
Revenues from the Company’s European operations of DPL decreased 24.8% to $1,425,000 for the three months ended June 30, 2007, from $1,895,000 for the three months ended June 30, 2006. The decrease in the company’s European operations is mainly attributed to timing issues with existing and new customers
For the six months ended June 30, 2007, revenues for the Company decreased by 12.6% to $5,278,000 from $6,041,000 for the six months ended June 30, 2006. The decrease in product revenue is mainly attributed to end of life issues related to older product lines and timing issues.
Revenues attributed to the domestic operations of the Company decreased by 19.1% to $2,314,000 from $2,861,000 for the six months ended June 30, 2006. The decrease in product revenue is mainly attributed to end of life issues related to older product lines and timing issues.
Revenues from the Company’s European operations of DPL decreased by 6.8% to $2,964,000 from $3,180,000 for the six months ended June 30, 2006.

GROSS MARGINS

Gross margins decreased to 22.2% for the three months ended June 30, 2007, compared to 25.8% for the three months ended June 30, 2006. The decrease in gross margin is primarily due to $140,000 write-off provision for obsolete inventory from the Company’s European operations. Gross margins decreased to 25.4% for the six months ended June 30, 2007 compared to 27.2% for the six months ended June 30, 2006 the decrease is primarily due to write-off provision for obsolete inventory from the Company’s European operation.

ENGINEERING AND PRODUCT DEVELOPMENT

Engineering and product development expenses were 7.1% of revenues for the three months ended June 30, 2007, compared to 5.2% for the three months ended June 30, 2006. In actual dollars this increase is primarily due to the decrease in revenues from quarter to quarter as engineering and product development expenses expenditures remained at approximately the same level for such periods. Engineering and product development expenses were 7.6% of revenues for the six months ended June 30, 2007, compared to 5.1% of revenues for the six months ended June 30, 2006. This increase is primarily due to the decrease in revenues from quarter to quarter. However, engineering and product development expenses also increased in actual dollar expenditures by $92,000 primarily due to increases in safety and consulting expenditures.

SELLING AND MARKETING

Selling and marketing expenses were 9.8% of revenues for the three months ended June 30, 2007, compared to 9.5% for the three months ended June 30, 2006. In absolute dollars, the selling and marketing expenditures decreased by $66,000 primarily due to a decrease in salary and consulting expenses. Selling and marketing expenses were 9.1% of revenues for the six months ended June 30, 2007, compared to 10.2% for the six months ended June 30, 2006. Actual dollar expenditures decreased by $139,000 primarily due to decrease in salary and consulting expenses.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were 13.2% of revenues for the three months ended June 30, 2007, compared to 10.4% for the three months ended June 30, 2006. General and administrative expenses were 12.0% of revenues for the six months ended June 30, 2007, compared to 10.8% for the six months ended June 30, 2006. Actual dollar expenditures remained approximately at the same level.

FINANCIAL INCOME AND EXPENSES

Financial income net was $13,000 for the three months ended June 30, 2007, compared to financial expense net of $11,000 for the three months ended June 30, 2006. Financial income was $29,000 for the six months ended June 30, 2007, compared to financial expenses of $12,000 for the six months ended June 30, 2006. Financial income resulted mainly from interest income received.

NET INCOME (LOSS)

For the three months ended June 30, 2007, the Company had net loss of $196,000 compared to net income of $17,000 for the three months ended June 30, 2006. Net loss is mainly due to provision for obsolete inventory and reduction in revenues. Net loss for the six months ended June 30, 2007 was $155,000 compared to net income of $54,000 for the six months ended June 30, 2006. Net loss is mainly due to the provision for obsolete inventory and reduction in revenues.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2007, the Company had cash, cash equivalents $1,427,000 and working capital of $3,254,000. This compares with cash and cash equivalents of $1,837,000 and working capital of $3,056,000 at June 30, 2006. The increase in working capital is mainly due to a decrease in accounts payable and related parties trade payables, offset partially by decease in cash and accounts receivable.

Cash used by operating activities for the Company totaled $72,000 for the six months ended June 30, 2007, compared to cash provided from operating activities of $48,000 for the six months ended June 30, 2006. Cash used by operating activity was mainly due to a decrease in accounts payable and related parties trade payables due to timing differences and net loss, offset partially by decrease in accounts receivable due to increase effort on collection. Cash used by investing activities was $25,000 for the six months ended June 30, 2007, compared to cash provided in investing activities of $179,000 for the six months ended June 30, 2006. The cash used by investing activities was mainly for purchase of equipment.

The Company believes it has adequate resources at this time to continue its promotional efforts to increase sales in the electronic industry market. However, if the Company does not meet those goals, it may have to raise money through debts or equity, which may dilute shareholder's equity.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer & Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL POWER CORPORATION
(Registrant)
Date: August 15, 2007	/s/ Jonathan Wax
Jonathan Wax, Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2007	/s/ Leo Yen
Leo Yen, Chief Financial Officer (Principal Financial Officer)