Form 10QSB
period 2007-09-30
DIGITAL POWER CORP
filed 2007-11-15
CIK 896493

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

COMMISSION FILE NUMBER 1-12711

DIGITAL POWER CORPORATION
(Exact name of small business issuer as specified in its charter)
California	94-1721931
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

41920 Christy Street, Fremont, CA 94538-3158
(Address of principal executive offices)

(510) 657-2635
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ■ No ྑ

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ྑ No ■

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,615,708 shares of Common Stock, no par value, were outstanding as of November 10, 2007.

Transitional Small Business Disclosure Format (check one)
             Yes ྑ No ■

DIGITAL POWER CORPORATION

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2007

IN U.S. DOLLARS

UNAUDITED

- - - - - - - -

The Board of Directors
Digital Power Corporation

Re:	Review of unaudited interim consolidated financial statements for the nine-month period ended September 30, 2007

We have reviewed the accompanying consolidated balance sheet of Digital Power Corporation ("the Company") and its subsidiaries as of September 30, 2007, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2007 and 2006, and the statement of changes in shareholders' equity for the nine-month period ended September 30, 2007 and the statements of cash flows for the nine-month period ended September 30, 2007 and 2006. These financial statements are the responsibility of the Company's management.

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

Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER
November 12, 2007	A Member of Ernst & Young Global

CONSOLIDATED BALANCE SHEET
U.S. dollars in thousands (except share and per share data)

September 30,
2007
Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,848
Restricted cash	108
Trade receivables, net of allowance for doubtful accounts of $109	1,752
Prepaid expenses and other receivables	168
Inventories	2,014

Total current assets	5,890

PROPERTY AND EQUIPMENT, NET	141

Total assets	$6,031

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$646
Related parties - trade payables	1,438
Deferred revenues	15
Other current liabilities	407

Total current liabilities	2,506

SHAREHOLDERS' EQUITY:
Share capital -
Series A redeemable, convertible Preferred shares, no par value - 500,000 shares authorized, 0 shares issued and outstanding at September 30, 2007	-
Preferred shares, no par value - 1,500,000 shares authorized, 0 shares issued and outstanding at September 30, 2007	-
Common shares, no par value - 30,000,000 shares authorized; 6,610,708 shares issued and outstanding at September 30, 2007	-
Additional paid-in capital	13,850
Accumulated deficit	(10,583)
Accumulated other comprehensive income	258

Total shareholders' equity	$3,525

Total liabilities and shareholders' equity	$6,031

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands, except share and per share data

	Nine months ended September 30,		Three months ended September 30,
	2007	2006	2007	2006
	Unaudited

Revenues	$8,306	$9,445	$3,028	$3,404
Cost of revenues	6,177	6,894	2,238	2,496

Gross profit	2,129	2,551	790	908

Operating expenses:
Engineering and product development	587	482	185	172
Selling and marketing	716	909	238	292
General and administrative	979	1,017	345	367

Total operating expenses	2,282	2,408	768	831

Operating income (loss)	(153)	143	22	77
Financial income (expenses), net	36	(14)	7	(2)

(loss) before income taxes	(117)	129	29	75
Income taxes	3	-	12	-

Net loss (income)	$(114)	$129	$41	$75

Basic net earnings (loss) per share	$(0.017)	$0.020	$0.006	$0.011

Diluted net earnings (loss) per share	$(0.017)	$0.019	$0.006	$0.011

The accompanying notes are an integral part of the consolidated financial statements.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
U.S. dollars in thousands, except share data

					Accumulated
			Additional		other	Total other	Total
	Common shares		paid-in	Accumulated	comprehensive	comprehensive	shareholders'
	Number	Amount	capital	deficit	income	loss	equity

Balance as of January 1, 2007	6,610,708	$-	$13,768	$(10,463)	$166	-	$3,471

Stock compensation related to options granted to Telkoor's employees	-	-	41	-	-	-	41
Stock compensation related to options granted to employees	-	-	41	-	-	-	41
Comprehensive income:
Net income (loss)	-	-	-	(114)	-	$(114)	(114)
Foreign currency translation adjustments	-	-	-	-	92	92	92
Cumulative impact of change in accounting for uncertainties in income taxes	-	-	-	(6)	-	-	(6)
Total other comprehensive income						$(22)

Balance as of September 30, 2007 (unaudited)	6,610,708	$-	$13,850	$(10,583)	$258		$3,525

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Nine months ended September 30,
	2007	2006
	Unaudited
Cash flows from operating activities:

Net (loss) income	$(114)	$129
Adjustments required to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	58	57
Stock compensation related to options granted to employees	41	18
Stock compensation related to options granted to Telkoor's employees	41	40
Decrease (increase) in trade receivables, net	479	(176)
Increase in prepaid expenses and other receivables	(17)	(26)
Increase in inventories	(389)	(231)
Increase in accounts payable and related parties- trade payables	359	318
Increase (decrease) in deferred revenues and other current liabilities	(126)	3

Net cash provided by operating activities	332	132

Cash flows from investing activities:

Restricted cash	-	180
Purchase of property and equipment	(31)	(19)

Net cash provided by (used in) investing activities	(31)	161

Cash flows from financing activities:

Exercise of options of a director	-	162

Net cash provided by financing activities	-	162

Effect of exchange rate changes on cash and cash equivalents	53	57

Increase in cash and cash equivalents	354	512
Cash and cash equivalents at the beginning of the period	1,494	1,409

Cash and cash equivalents at the end of the period	$1,848	$1,921

Supplemental disclosure of non-cash activities:

Adjustments on account of change in accounting for uncertainties in income taxes	$6	$-

Conversion of a convertible note	$-	$250

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 1:-	GENERAL

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

The accompanying unaudited consolidated financial statements as of September 30, 2007, and for the nine months ended September 30, 2007 and 2006 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of the financial condition and results of operations, contained in the Company Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The results of operations for the three and nine months ended September 30, 2007, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2007.

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

In September 2006, the Financial Accounting Standards Board ("FASB") issued FASB interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109" (“FIN 48"). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarified the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, the Company recorded an increase of $ 6 associated with the liability for unrecognized tax benefits, which was accounted for as a reduction to the retained earnings balance as of January 1, 2007. There have been no changes to the unrecognized tax benefits during the current period.

NOTE 3:-	INVENTORIES

September 30, 2007
Unaudited

Raw materials, parts and supplies	$215
Work in progress	317
Finished products	1,482

$2,014

NOTE 4:-	ACCOUNTING FOR STOCK BASED COMPENSATION

a.	Share Option Plans:

1.	Under the Company's stock option plans, options may be granted to employees, officers, consultants, service providers and directors of the Company or its subsidiaries.

2.
As of September 30, 2007, the Company has authorized, by several Incentive Share Option Plans, the grant of options to officers, management, other key employees and others of up to 2,272,200 of the Company's Common shares. As of September 30, 2007, an aggregate of 668,715 of the Company's options are still available for future grant.

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

A summary of the Company's employee share option activity (except options to consultants and service providers) and related information is as follows:

	Nine months ended September 30, 2007
	Amount of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value *)
Outstanding at the beginning of the period	901,225	$1.12	6.63
Granted	100,000	$1.61
Forfeited	30,035	$0.98

Outstanding at the end of the period	971,190	$1.18	6.22	$646,320

Exercisable options at the end of the period	798,890	$1.05	5.33	$585,845

*)	Calculation of aggregate intrinsic value is based on the share price of the Company's Common shares as of September 30, 2007 ($ 1.77 per share).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 4:-	ACCOUNTING FOR STOCK BASED COMPENSATION (Cont.)

Nine months ended September 30, 2007
Unaudited

Expected volatility	93.6%-107.1%
Divided Yield	0%
Expected life of up to (in years)	5-7
Risk free interest rate	4.38%-5.09%

As of September 30, 2007, there was $169 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a period of 4 years.

b.	Employee Stock Ownership Plan:

The Company has an Employee Stock Ownership Plan ("ESOP") covering eligible employees. The ESOP provides for the Employee Stock Ownership Trust ("ESOT") to distribute shares of the Company's Common shares as retirement benefits to the participants. The Company has not distributed shares since 1998. As of September 30, 2007, the outstanding Common shares held by the ESOT amount to 167,504 shares.

NOTE 5:- NET EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of the basic and diluted net earnings (loss) per share:

1. Numerator:
	Nine months ended September 30,		Three months ended September 30,
	2007	2006	2007	2006
	Unaudited

Net income (loss) available to Common shareholders	$(114)	$129	$41	$75

2. Denominator:

Denominator for basic net earnings per share of weighted average number of Common shares	6,610,708	6,322,032	6,610,708	6,845,468
Effect of dilutive securities:
Employee stock options	-	384,506	284,418	313,109
Convertible note	-	112,683	-	-

Denominator for diluted net earnings per Common share	6,610,708	6,819,221	6,895,126	7,158,577

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 6:-	SEGMENTS, MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

The Company has two reportable geographic segments, see Note 1 for a brief description of the Company's business. The data is presented in accordance with Statement of Financial Accounting Standard No.131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS No. 131").

The following data presents the revenues, expenditures and other operating data of the Company's geographic operating segments:

	Nine months ended September 30, 2007 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$3,886	$4,420	$-	$8,306
Intersegment revenues	118	-	(118)	-

Total revenues	$4,004	$4,420	$(118)	$8,306

Depreciation expense	$13	$45	$-	$58

Operating income (loss)	$(247)	$94	$-	$(153)

Financial income, net and income taxes				$39

Net income (loss)	$(218)	$104	$-	$(114)

Expenditures for segment assets as of September 30, 2007	$-	$31	$-	$31

Identifiable assets as of September 30, 2007	$2,680	$3,351	$-	$6,031

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 6:-	SEGMENTS, MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION (Cont.)

	Nine months ended September 30, 2006 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$4,375	$5,070	$-	$9,445
Intersegment revenues	405	-	(405)	-

Total revenues	$4,780	$5,070	$(405)	$9,445

Depreciation expense	$13	$44	$-	$57

Operating income	$125	$18	$-	$143

Financial expenses, net				(14)

Net income (loss)	$(30)	$159	$-	$129

Expenditures for segment assets as of September 30, 2006	$14	$5	$-	$19
Identifiable assets as of September 30, 2006	$2,963	$3,304	$-	$6,267

	Three months ended September 30, 2007 (unaudited)
	DPC	DPL	Eliminations		Total

Revenues	$1,572	$1,456	$		$$3,028
Intersegment revenues	30			(30)

Total revenues	$1,602	$1,456		$(30)	$3,028

Depreciation expense	$4	$20		$-	$24

Operating income (loss)	$(17)	$39		$-	$22

Financial income, net and income taxes					$19

Net income (loss)	$(7)	$48		$-	$41

Expenditures for segment assets as of September 30, 2007	$-	$6		$-	$6

Identifiable assets as of September 30, 2007	$2,680	$3,351		$-	$6,031

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands, except share and per share data

NOTE 6:-	SEGMENTS, MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION (Cont.)

	Three months ended September 30, 2006 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$1,514	$1,890	$-	$3,404
Intersegment revenues	87	-	(87)	-

Total revenues	$1,601	$1,890	$(87)	$3,404

Depreciation expenses	$4	$14	$-	$18

Operating income (loss)	$1	$76	$-	$77

Financial expenses, net				$(2)

Net income (loss)	$1	$74	$-	$75

Expenditures for segment assets as of September 30, 2006	$12	$3	$-	$15
Identifiable assets as of September 30, 2006	$2,963	$3,304	$-	$6,267

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

GENERAL

We are engaged in the business of designing, developing, manufacturing, marketing, selling and distributing switching power supplies to the industrial, telecommunication, and data communication, medical and military industries. Revenues are generated from sales to distributors, who will then resell our products to end customers who are often referred to as OEM’s (original equipment manufacturers) and direct sales to OEM’s that may involve the use of manufacturer representatives. Domestic refers to as revenue or operations that is principally in North America, while International refers to revenue or operations that is principally out of Europe. Domestically and in Europe, the company will sell to ‘Commercial’ customers who typically buy standard or modified standard product that are sellable to multiple customers while ‘military’ customers typically utilize custom power supplies and Commercial Off The Shelf Supplies (COTS) that are typically sold to multiple customers. Digital Power custom supplies for the Military are typically sold through its European Subsidiary, Digital Power Limited.

We have continued our efforts to increase sales of our products to existing and new customers, and have continued our strategy to utilize our contract manufactures in Asia and our Design Partners. While we believe our revenues have increased to a sufficient amount to exceed our expenses, we may be subject to net losses in an individual quarter. We believe that our cash and cash equivalents will be sufficient to fund those losses for at least 12 months.

The Company’s corporate office, which contains our administrative, sales, and engineering functions, is located in Fremont, California. In addition the Company has a wholly owned subsidiary, Digital Power Limited ("DPL"), located in Salisbury, England.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007, COMPARED TO SEPTEMBER 30, 2006

REVENUES
Total revenues for the Company decreased by 11.0% to $3,028,000 for the three months ended September 30, 2007, from $3,404,000 for the three months ended September 30, 2006. Revenue from the military products of the Company decreased by 18.3% to $568,000 for the three months ended September 30, 2007, from $697,000 for the three months ended September 30, 2006. Revenue from the commercial products of the Company decreased by 9.2% to $2,460,000 from $2,707,000 for the three months ended September 30, 2006. The decrease in military product revenues is mainly due to scheduling and lead-time requirements of customer orders. The decrease in commercial product revenue is mainly attributed to maturation of older product lines. The company is replacing the older product lines with newer product lines, but is subject to uncertainties such as customer design cycles, competition, and customer requirements that may impact revenue in a specific quarter or quarters.

Revenues from the domestic operations of the Company increased by 3.9% to $1,572,000 for the three months ended September 30, 2007, from $1,514,000 for the three months ended September 30, 2006.

Revenues from the Company’s European operations of DPL decreased 23.0% to $1,456,000 for the three months ended September 30, 2007, from $1,890,000 for the three months ended September 30, 2006. The decrease in the company’s European operations is mainly attributed to with existing and new customers.

For the nine months ended September 30, 2007, revenues for the Company decreased by 12.1% to $8,306,000 from $9,445,000 for the nine months ended September 30, 2006. The decrease in product revenue is mainly attributed to maturation issues related to older product lines. The company is replacing the older product lines with newer product lines, but is subject to uncertainties such as customer design cycles, competition, and customer requirements that may impact revenue in a specific quarter or quarters.

Revenues attributed to the domestic operations of the Company decreased by 11.2% to $3,886 for the nine months ended September 30, 2007 from $4,375,000 for the nine months ended September 30, 2006. The decrease in product revenue is mainly attributed to maturation issues related to older product lines. The company is replacing the older product lines with newer product lines, but is subject to uncertainties such as customer design cycles, competition, and customer requirements that may impact revenue in a specific quarter or quarters.

Revenues from the Company’s European operations of DPL decreased by 12.8% to $4,420,000 for the nine month ended September 30, 2007 from $5,070,000 for the nine months ended September 30, 2006.

GROSS MARGINS
.
Gross margins were 26.1% for the three months ended September 30, 2007, compared to 26.7% for the three months ended September 30, 2006. Gross margins decrease to 25.6% for the nine months ended September 30, 2007 compared to 27.0% for the nine months ended September 30, 2006, the decrease in gross margins is mainly due to write-off provision for obsolete inventory in the amount of $140,000 during the quarter ended June 30, 2007.

ENGINEERING AND PRODUCT DEVELOPMENT
Engineering and product development expenses were 6.1% of revenues for the three months ended September 30, 2007, compared to 5.1% for the three months ended September 30, 2006. Engineering and product development expenses were 7.1% of revenues for the nine months ended September 30, 2007, compared to 5.1% of revenues for the nine months ended September 30, 2006. Actual dollar expenditures increased by $105,000 mainly due to safety and consulting expenditures.

SELLING AND MARKETING
Selling and marketing expenses were 7.9% of revenues for the three months ended September 30, 2007, compared to 8.6% for the three months ended September 30, 2006. Selling and marketing expenses were 8.6% of revenues for the nine months ended September 30, 2007, compared to 9.6% for the nine months ended September 30, 2006. Actual dollar expenditures decreased by $193,000 mainly due decrease in salary and consulting expenses.

GENERAL AND ADMINISTRATIVE
General and administrative expenses were 11.4% of revenues for the three months ended September 30, 2007, compared to 10.8% for the three months ended September 30, 2006. In actual dollars, expenditures decreased by $22,000. General and administrative expenses were 11.8% of revenues for the nine months ended September 30, 2007, compared to 10.8% for the nine months ended September 30, 2006. Actual dollar expenditures decreased by $38,000. The decrease is mainly due to reduction in legal and consulting expenses.

FINANCIAL INCOME AND EXPENSES
Financial income net was $7,000 for the three months ended September 30, 2007, compared to financial expense net of $2,000 for the three months ended September 30, 2006. Financial income was $36,000 for the nine months ended September 30, 2007, compared to financial expenses of $14,000 for the nine months ended September 30, 2006. Financial income resulted mainly from interest income received.

NET INCOME (LOSS)
For the three months ended September 30, 2007, the Company had net income of $41,000 compared to a net income of $75,000 for the three months ended September 2006. Net loss for the nine months ended September 30, 2007 was $114,000 compared to net income of $129,000 for the nine months ended September 30, 2006. Net loss is mainly due to decrease in revenues, decrease in gross margin offset partially by reduction in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES
On September 30, 2007, the Company had cash, cash equivalents $1,848,000 and working capital of $3,384,000. This compares with cash and cash equivalents of $1,921,000 and working capital of $3,200,000 at September 30, 2006. The increase in working capital is mainly due to a decrease in accounts payable and a decrease in deferred revenue offset partially by decrease in trade receivables.

Cash provided by operating activities for the Company totaled $332,000 for the nine months ended September 30, 2007, compared to cash provided from operating activities of $132,000 for the nine months ended September 30, 2006. Cash provided by operating activity was mainly due to increase in accounts payable and related parties trade payables due to timing differences, decrease in trade receivable due to increase effort on collection, offset partially by increase in inventory. Cash used by investing activities was $31,000 for the nine months ended September 30, 2007, compared to cash provided in investing activities of $161,000 for the nine months ended September 30, 2006. The cash used by investing activities was mainly for purchase of equipment.

The Company believes it has adequate resources at this time to continue its promotional efforts to increase sales in the electronic industry market. However, if the Company does not meet those goals, it may have to raise money through debts or equity, which may dilute shareholder’s equity.

ITEM 3. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

     Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, have concluded that, as of that date, our disclosure controls and procedures were effective at the reasonable assurance level.

     (b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with management’s evaluation during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DIGITAL POWER CORPORATION
(Registrant)

Date: November 14, 2007	/s/ Jonathan Wax
Jonathan Wax,
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2007	/s/ Uri Friedlander
Uri Friedlander,
Chief Financial Officer
(Principal Financial Officer)