Form 10KSB
period 2007-12-31
DIGITAL POWER CORP
filed 2008-03-31
CIK 896493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the fiscal year ended December 31, 2007

Commission File Number 1-12711

DIGITAL POWER CORPORATION
(Name of small business issuer in its charter)

California	3679	94-1721931
(State or other jurisdiction of Incorporation or organization)	(Primary Standard Industrial Classification Code)	(I.R.S. Employer Identification No.)

41324 Christy Street, Fremont, California 94538-3158
(Address of principal executive offices)

510-657-2635
(Issuer's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class
None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

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
Yes ☐ No ☒

Revenues for the year ended December 31, 2007, were $12,157,000.

As of March 3, 2008, the aggregate market value of the voting common stock held by non-affiliates was approximately $3,764,160 based on the closing price of $ 1.06 per share.

As of March 25, 2008, the number of shares of common stock outstanding was 6,615,708.

As used in this annual report, the terms “we,” “us,” “our,” Company,” “Digital,” or “Digital Power,” mean Digital Power Corporation and its subsidiaries unless otherwise indicated.

With the exception of historical facts stated herein, the following discussion may contain forward-looking statements regarding events and financial trends, which may affect Digital Power’s future operating results and financial position. Such statements are subject to risks and uncertainties that could cause Digital Power’s actual results and financial position to differ materially from those anticipated in such forward-looking statements. Many of the factors that could cause actual results to differ materially are set forth in more detail in the sections entitled: “Certain Considerations” and “Management’s Discussion and Analysis or Plan of Operation” herein. Readers of this report are cautioned not to put undue reliance on forward-looking statements, which are, by their nature, uncertain indicators of future performance. Digital Power disclaims any intent or obligation to publicly update these forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

General

Digital Power Corporation (“DPC,” the “Company or “we”) designs, develops, manufactures, markets, sells, private licenses and distributes switching power supply products to industrial, telecommunication, data communication, medical, and military industries. We are a California corporation originally formed in 1969. Our corporate office, which contains our administrative, sales, and engineering services functions, is located in Fremont, California. In addition, we have a wholly-owned subsidiary, Digital Power Limited ("DPL"), located in Salisbury, England, which designs, manufactures, sells and distributes switching power supply products for the European marketplace, including power conversion products for naval and military applications and DC/AC inverters for the telecommunications industry, under the label Gresham Power Electronics.

We primarily sell our switching power supply products to the industrial, telecommunication, data communication, medical, and military industries both in North America and Europe. These industries have in recent years experienced pricing pressure as a result of increased competition that has adversely affected our operations and financial condition.

In an effort to respond to these pressures, we have moved most of the manufacturing of our developed products to Asian subcontractors, which offer lower prices with shorter lead-times. We have also increased our sales of products developed, manufactured and sold to us for redistribution by Telkoor Telecom Ltd. ("Telkoor"), an Israeli company which currently holds 43.8% of the outstanding shares of DPC. Although Telkoor manufactures at longer lead times and at higher ‘total costs’ in comparison to other manufacturing partners, as discussed below, we believe that Telkoor provides other significant design advantages in their products.

Power supply products are critical components of electronic equipment that supply, convert, distribute, and regulate electrical power. The various subsystems within electronic equipment require a steady supply of direct current (DC) electrical power, usually at different voltage levels from the other subsystems within the equipment. In addition, the electronic components and subsystems require protection from the harmful surges and drops in electrical power that commonly occur over power lines.

Power supply products satisfy these issues of allocation and protection by (i) converting alternating current (AC) electricity into direct current (DC); (ii) dividing a single input voltage into distinct and isolated output voltages; and (iii) regulating and maintaining such output voltages within a narrow range of values.

Products, which convert AC from a primary power source into DC, are generally referred to as “power supplies” and commonly referred to as AC/DC power supplies. Products, which convert one level of DC voltage into a higher or lower level of DC voltage, are generally referred to as “DC/DC converters.” “Switching” power supplies are distinguished from “linear” power supplies by the manner and efficiency with which the power supplies “step down” voltage levels. A linear power supply converts an unregulated DC voltage to a lower regulated voltage by “throwing away” the difference between the two voltages as heat. Consequently, the linear power supply is inherently inefficient - typically, only 45% efficient for a 5V output regulator. By contrast, a switching power supply converts an unregulated DC voltage to a lower regulated voltage by storing the voltage difference in a magnetic field. When the magnetic field grows to a pre-determined level, the unregulated DC is switched off and the output power is provided by the energy stored in the magnetic field. When the field is sufficiently depleted, the unregulated DC is switched on again to deliver power to the output, while the excess voltage is again stored in the magnetic field. As a result, the switching power supply is more efficient than the linear power supply - typically, 75% efficient for a 5V output regulator.

We believe that our switching power supplies and designs have significant advantages in the power supplies market because they have higher efficiency and high power density, or power-to-volume ratio, which make them smaller than those of our competitors. We currently secure most of our designs for these products from Telkoor.

We believe that another advantage of our power supply products is the flexibility of their design. We have designed the base model power supply products so that they can be quickly and economically modified and adapted to the specific power supply needs of any original equipment manufacturer (OEM). This “flexibility” approach has allowed us to provide samples of modified power supplies to OEM customers in only a few days after initial consultation, an important capability given the emphasis placed by OEMs on “time to market.” It also results in very low non-recurring engineering (NRE) expenses. Because of reduced NRE expenses, we do not generally charge our OEM customers for NRE related to tailoring a power supply to a customer’s specific requirements. We believe this gives us an advantage over our competitors, many of whom do charge their customers for NRE expenses. Our marketing strategy is to leverage this combination of high power density, design flexibility, and short time-to-market to win an increasing share of the power supply market.

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

Telkoor Telecom Ltd.

Telkoor, our largest shareholder, is a corporation organized and headquartered in Israel. It is primarily engaged in developing, marketing, and selling power supplies and power systems for the commercial and military markets. Consistent with our total cost reduction efforts, and taking advantage of Telkoor’s strong engineering team, we have and will continue to utilize Telkoor to assist us in new product development and manufacturing. Further, during the year ended December 31, 2007, we made significant progress in penetrating the United States and European markets with Telkoor’s products. This effort generated sales of approximately 55% of our revenues for 2007. We intend to continue to sell Telkoor’s products in the future to supplement our line of products.

Digital Power Limited

Digital Power Limited, organized and headquartered in Salisbury, England, designs, manufactures, and distributes switching power supplies, uninterruptible power supplies, and power conversion and distribution equipment frequency converters for the commercial and military markets, under the name Gresham Power Electronics. Frequency converters manufactured by DPL are used by naval warships to convert their generated 60-cycle electricity supply to 400 cycles. This 400-cycle supply is used to power their critical equipment such as gyro, compass, and weapons systems. DPL also designs and manufactures Transformer Rectifiers for naval use. Typically, these provide battery supported back up for critical DC systems such as machinery and communications. In addition, higher power rectifiers are used for the starting and servicing of helicopters on naval vessels, and DPL now supplies these as part of overall helicopter start and servicing systems. We believe that DPL products add diversity to our product line, provide greater access to the United Kingdom and European markets, and strengthen our engineering and technical resources. For the year ended December 31, 2007, DPL contributed approximately 56% to our gross revenues.

The Market

Geographically, we serve primarily the North American power electronics market with individual AC/DC power supplies and DC/DC converters ranging from 50 watts to 1,200 watts of total output power. DPL serves the United Kingdom and the European marketplace with AC/DC power supplies, uninterruptible power supplies, and frequency inverters.

Customers

Our products are sold in North America and Europe primarily through a network of manufacturers’ representatives and distributors. Our customers can generally be grouped into five broad industries, consisting of the industrial, telecommunication, data communication, medical, and the military. We have a current base of approximately 330 active customers, some of which are served through our distributors.

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

Products and Products Strategy

We have twelve series of base designs from which thousands of individual models can be produced. Each series has its own printed circuit board (“PCB”) layout that is common to all models within the series, regardless of the number of output voltages (typically one to four) or the rating of the individual output voltages. Simply changing the power transformer construction and a small number of output components can produce a broad range of output ratings, from 2.0 volts to 48 volts. Designers of electronic systems can determine their total power requirements only after they have designed the system’s electronic circuitry and selected the components to be used in the system. Because the designer has a finite amount of space for the system and may be under competitive pressure to further reduce its size, a burden is placed on the power supply manufacturer to maximize the power density of the power supply. A typical power supply consists of a PCB, electronic components, a power transformer and other electromagnetic components, and a sheet metal chassis. The larger components are typically installed on the PCB by means of pin-through-hole assembly where the components are inserted into pre-drilled holes and soldered to electrical circuits on the PCB. Other components can be attached to the PCB by surface mount interconnection technology (SMT), which allows for a reduction in board size because the holes are eliminated and components can be placed on both sides of the board. Our US100 series is an example of a product using this manufacturing technology.

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

Four of our product offerings resulting from our strategic relationship with Telkoor is: the eF’s series, CPCI‘s series, Strong Box series, and custom products.

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

The HD and HV series are our newest products and deliver up to 160 watts in a single output and also includes power factor correction and measures 4” x 2” x 1.5” or 5” x 3” x 1.5”.

DPL Products

Gresham designs and manufactures a wide range of products for Naval applications. These include:

Static Frequency Converters - typically converts ship's supply from 50/60Hz to 400Hz for gyros and weapons systems. Power range is from 1kVA to 40kVA.

DC Systems - converts main ship's supply to 24VDC. These systems normally supported by battery backup provide the vessel's emergency DC supplies for machinery, communications, and other essential services.

Transformer Rectifiers 28Vdc at up to 400A. Ratings of 10 and 15kVA provide DC power to enable the ship to start and service helicopters. Gresham's Transformer Rectifiers (TRUs) are in service with a number of Navies, including the Royal Navy. The scope of supply has now been expanded so that Gresham can supply entire helicopter start and servicing systems covering a wide range of aircraft.

Inverters - 1kVA to 3.6kVA typically convert DC to 440V 3phase 60 Hz for communications and emergency services.

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

In coordination with Telkoor, and our other design partners, we also utilize four additional contract manufacturers in China. In order to accelerate delivery and reduce cost of some of these products, we have also obtained the right from Telkoor to order products directly from Telkoor’s manufacturers in China in exchange for the payment of a commission to Telkoor. This arrangement does not require Digital Power to purchase any minimum product requirement and either party may cancel upon 12 months prior written notice.

We have contract manufacturing relationships with Winco to manufacture our products at facilities located in China on a turnkey basis. Purchases from Winco are made pursuant to purchase orders. For the year ended December 31, 2007, Digital Power purchased approximately 13.4% of its power supply requirements through Winco. Our products are meeting the certification standards according to independent safety agency requirements.

Regulatory Requirements

Digital Power and its manufacturing partners are required to meet applicable regulatory, environmental, emissions, safety or other requirements where specified by the customer and accepted by Digital Power or as required by local regulatory or legal requirements. In July of 2006, the industry began phasing in RoHs and Wee requirements in most geographical markets with specific emphasis on consumer based products. These requirements may require the use of new components or finish goods to be built with ‘RoHs’ and Wee compliant components potentially rendering existing or down revision finish goods inventory and component inventory to risk of obsolescence. In addition, there is some speculation that RoHs and Wee compliant components may be subject to longer lead-times and higher prices as the industry transitions to these new requirements.

Furthermore, we are subject to U.S. Export Regulations, including the Arms Export Control Act (AECA), associated International Traffic in Arms Regulations (ITAR), as well as other federal regulations promulgated by various departments within the U.S. Government. The ITAR rules regulate the export of technical data and sale of products to other nations which may use these products for military purposes.

The failure to comply with present or future regulations could result in fines being imposed on us, suspension of production, or a cessation of operations. Any failure on our part to obtain any required licenses for the export of technical data and/or sales of our products or to otherwise comply with ITAR, could subject us to significant future liabilities. The Company currently has an open application and voluntary disclosure with the United States State Department that would permit the company to engage in custom power solutions for the military market. At present, we have placed on hold two existing programs pending approval and review by the State Department. The Company may be subject to fines or a deferment of revenue pending review by the State Department. While the Company cannot predict what the outcome of this review will be, the Company believes that any infractions were minor in nature.

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

Historically, we also sold products through multiple distributor arrangements. However, we have recently consolidated our distributor arrangements. Each of these arrangements can be terminated by either party with 30 days written notice. We also continue to sell directly to our customers.

Our promotional efforts to date have included product data sheets, trade shows, and Internet Web sites. Our future promotional activities will likely include space advertising in industry-specific publications, application notes, and enhancements to our existing Web sites.

Our products are warranted to be free of defects for approximately twelve months from date of shipment. As of December 31, 2007, our warranty reserve was $86,000.

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

Employees

As of December 31, 2007, Digital Power had 33 employees located in the United States and the United Kingdom.

Foreign Currency Fluctuations

DPL operates using the United Kingdom pound sterling. Therefore, we are subject to monetary fluctuations between the U.S. dollar and United Kingdom pound sterling. For the year ended December 31, 2007, we recorded a foreign currency translation profit of $34,000. For the year ended 2006, we recorded a foreign currency translation profit of $223,000.

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

On July 8, 2004, our trademark, “DP Digital Power - Powering our technologies,” was registered with the United States Patent and Trademark Office.

ITEM 2. DESCRIPTION OF PROPERTY.

Our headquarters are located in approximately 6,553 square feet of leased office, engineering, and development space in Fremont, California. Our rent expense for the period ended from January 2007 to September 30, 2007 was $9,500 per month. As of October 1, 2007, we moved to our present location and our rent expenses decreased to $5,707 per month. During 2002, we issued the prior landlord warrants to purchase 10,000 shares of Common Stock at an exercise price of $1.00 per share expiring in September 2013.

DPL leases approximately 25,000 square feet for its location in Salisbury, England. DPL's rent expense is approximately $16,500 per month, and the lease expires on September 26, 2009. We believe that our existing facilities are adequate for the future and have no plans to expand them.

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

On January 31, 2008, we submitted our notification of an initial notice of voluntary self-disclosure of possible export compliance problems under the ITAR regulations to the Directorate of Defense Trade Controls of the U.S. Department of State. A final report of voluntary self-disclosure detailing the results of the Company's internal review of these matters is due in April 2008 to the U.S. Department of State. The initial notice of voluntary self-disclosure described the Company's apparent omission to register the Company as a manufacturer, exporter and broker of defense articles and services as required by the ITAR, and to obtain the requisite export licenses from the U.S. Department of State pursuant to the ITAR in connection with its performance of certain contracts involving the manufacture and supply of power supplies for Israeli defense programs. Companies which violate U.S. export control laws can be subject to monetary fines and other sanctions, including possible criminal penalties. We do not expect the fines or penalties imposed on us, if any, to be material, but we cannot assure you that the actual amount of the fines or penalties, if any, will not have an adverse effect of our financial condition or reputation. It should be noted, however, that applicable regulations provide that a company's voluntary self-disclosure will be an important mitigating factor.

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

Quarter Ended	High	Low
12/31/2007	$1.90	$1.25
09/30/2007	1.84	1.31
06/30/2007	1.39	1.11
03/31/2007	1.80	1.26

12/31/2006	$1.30	$1.27
09/30/2006	1.35	1.33
06/30/2006	1.69	1.50
03/31/2006	1.88	1.79

(b) Holders

As of March 1 2008, there were shares of our common shares outstanding, held by approximately 84 registered holders, not including holders whose shares of common stock are held in street name.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

We are engaged in the business of designing, developing, manufacturing, marketing, distributing and selling switching power supplies to the industrial, telecommunication, data communication, medical, and military industries. Revenues are generated from sales to distributors and OEMs in North America, and Europe.

During the year ended December 31, 2007, the Company’s products were received well in the marketplace. We have continued our promotional efforts to increase sales to existing and new customers and continue our strategy to move the manufacturing of our products to the Far East. While we believe our revenues have increased to a sufficient amount to offset our expenses, we may be subject to net losses in an individual quarter. We believe that our cash will be sufficient to fund those losses for at least 12 months.

Results of Operations

The table below sets forth certain statements of operations data as a percentage of revenues for the years ended December 31, 2007, and 2006:

	Years Ended December 31,
	2007	2006

Revenues	100.00%	100.00%
Cost of Revenues	72.83	73.45
Write-off of excess inventory	1.61	0.57
Gross profit	25.56	25.98
Engineering and product development	5.99	5.25
Sales and marketing	8.02	9.21
General and administrative	11.11	10.61
Total operating expenses	25.12	25.07
Operating income	0.44	0.91
Financial income	0.55	0.12
Income before tax benefit	0.99	1.03
Tax benefit	0.01	-
Net income	1.00%	1.03%

The following discussion and analysis should be read in connection with the consolidated financial statements and the notes thereto and other financial information included elsewhere in this report. We prepared the financial statements in accordance with U.S. generally accepted accounting principles, which require management to make estimates, and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Year Ended December 31, 2007, compared to Year Ended December 31, 2006.

Revenues

For the year ended December 31, 2007, revenues decreased by 3.8% to $12,157,000 from $12,631,000 for the year ended December 31, 2006. The decrease in product revenue is mainly attributed to declining demand in our older product lines as a result of the maturation of these products.

Revenues from the defense products of the Company for the year ended December 31, 2007 were $3,140,000, or approximately at the same level of $3,155,000 for the year ended December 31, 2006. Revenue from the commercial products of the Company for the year ended December 31, 2007 decreased by 4.8% to $9,017,000 from $9,476,000 for the year ended December 31, 2006. The decrease in commercial product revenues is mainly attributed to declining demand on our older product lines as a result of the maturation of these products.. The Company is replacing the older product lines with newer product lines, but is subject to uncertainties such as customer design cycles, competition, and customer requirements that may impact revenues.

Revenues from the domestic operations of DPC decreased 10.5% to $5,297,000 for the year ended December 31, 2007, from $5,919,000 for the year ended December 31, 2006. The decrease in product revenues is mainly attributed to declining demand of our older product lines as a result of the maturation of these products. The Company is replacing the older product lines with newer product lines, but is subject to uncertainties such as customer design cycles, competition, and customer requirements.

Revenues from the Company’s European operations of DPL increased 2.2% to $6,860,000 for the year ended December 31, 2007, from $6,712,000 for the year ended December 31, 2006. The increase in revenues for the year ended December 31, 2007 from the year ended December 31, 2006 is due to an increase in sales of our high density product lines offset partially by a decrease in sales of our older product lines.

Gross Margins

Gross margins were 25.56% for the year ended December 31, 2007, compared to 25.98% for the year ended December 31, 2006. Gross margins for the year ended December 31, 2007 and 2006 remained approximately at the same level.

Engineering and Product Development

Engineering and product development expenses were 5.99% of revenues for the year ended December 31, 2007, compared to 5.25% for the year ended December 31, 2006. Actual dollar expenditures increased by $65,000 mainly due to product safety and consulting expenditures.

Selling and Marketing

Selling and marketing expenses were 8.02% of revenues for the year ended December 31, 2007 compared to 9.21% for the year ended December 31, 2006. Actual dollar expenditures decreased by $188,000 mainly due to a decrease in bonus, and consulting expenses.

General and Administrative

General and administrative expenses were 11.11% of revenues for the year ended December 31, 2007 compared to 10.61% for the year ended December 31, 2006. In actual dollars, general and administrative expenses increased by $11,000.

Financial Income, net

Net financial income was $67,000 for the year ended December 31, 2007, compared to net financial income of $15,000 for the year ended December 31, 2006. The financial income resulted mainly from interest income derived from cash and cash equivalents.

Net Income

Net income for the year ended December 31, 2007 was $121,000 compared to a net income of $131,000 for the year ended December 31, 2006.

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

During 2007 and 2006, the Company recorded inventories write-offs in a total amount of $ 196,000 and $ 72,000 respectively.

Allowance for Doubtful Accounts

Our accounts receivable are derived from revenues recognized from customers located in North America and Europe. We perform ongoing credit evaluations of our customers’ financial condition and currently require no collateral from our customers. An allowance for doubtful accounts for estimated losses is maintained in anticipation of the inability or unwillingness of customers to make required payments. The allowance for doubtful accounts as of December 31, 2007 is $110,000. When we become aware that a specific customer is unable to meet its financial obligations, such as the result of bankruptcy or deterioration of the customer’s operating results or financial position, we record a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance. We are not able to predict changes in the financial condition of customers, and if the condition or circumstances of our customers deteriorates, estimates of the recoverability of trade receivables could be materially affected and we may be required to record additional allowances. Alternatively, if our estimates are determined to be greater than the actual amounts necessary, we may decrease a portion of such allowance in future periods based on actual collection experience.

Other Accrued Liabilities

The Company's accrued liabilities are based on a variety of factors including past experience and, in many cases, require estimates of events not yet reported to the Company. If future experience differs from these estimates, operating results in future periods would be impacted.

Equity-based compensation expense

We account for equity-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment.” Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service periods. Determining the fair value of share-based awards at the grant date requires the exercise of judgment, including the amount of share-based awards that are expected to be forfeited. Effective January 2006, the Company adopted the fair value recognition provisions of SFAS123(R) using the modified prospective transaction method. If actual results differ from these estimates, equity- based compensation expense and our results of operations could be impacted.

Liquidity and Capital Resources

On December 31, 2007, we had cash, cash equivalents, and restricted cash of $1,548,000, and working capital of $3,500,000. This compares to cash, cash equivalents, and restricted cash of $1,597,000 and working capital of $3,309,000 on December 31, 2006. The increase in working capital is mainly due to increase in accounts receivable, increase in inventory, decrease in deferred revenues offset partially by increase in accounts payable and related parties-trade payables.

Net cash provided by operating activities was $88,000 for the year ended December 31, 2007, compared to $358,000 in cash used in operating activities for the year ended December 31, 2006. Cash provided by operating activities was mainly due to increase in accounts payables and in related parties-trade payables due to timing differences, offset partially by increase in trade receivables due to higher sales toward the end of the year.

Net cash used in investing activities was $161,000 for the year ended December 31, 2007, compared to $150,000 cash provided by investing activities for the year ended December 31, 2006. The cash used in investing activity was mainly due to purchase of property and equipment mainly for leasehold improvements in the new location in Fremont, California and due to a decrease in a long-term deposit.

Net cash provided by financing activities was $5,000 for the year ended December 31, 2007, compared to $162,000 net cash provided by financing activities for the year ended December 31, 2006. Cash provided by financing activities is due to exercise of options.

We do not believe that our sales are seasonal. However, we believe that if inflation rates increase due to higher energy and commodity costs this would have a negative effect on our gross margins in the future. The Company believes it has adequate resources at this time to continue its promotional efforts to increase sales in the electronic industry market. However, if the Company does not meet those goals, it may have to raise money through debt or equity, which may dilute the shareholders' equity.

In January 2005, the Company entered into a convertible note agreement with Telkoor, according to which Telkoor loaned a $250,000 interest free convertible note. On February 8, 2006, Telkoor issued to the Company a Notice of Conversion under the terms of a convertible note representing a loan from Telkoor to the company, for 235,849 common shares of the Company. In April 2006, the entire amount of the convertible note was converted into 235,849 Common shares. There is no amount due on the note after the conversion.

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

Although we experienced an operating profit during the year ended December 31, 2007, we have historical experienced net losses and we may continue to experience net losses in the future.

For the year ended December 31, 2007, we had an operating profit of $53,000. Although we have actively taken steps to reduce our costs, we could incur future losses until we increase revenues through the sale of current products and decrease manufacturing costs through a greater utilization of Far East contract manufacturers.

We depend on Telkoor Telecom Ltd to design our products.

We depend on Telkoor Telecom Ltd. ("Telkoor"), the largest shareholder of the Company and one of DPC's third party subcontractors for manufacturing capabilities in production of the products which DPC sells. If Telkoor is unable or unwilling to continue manufacturing the Company's products in required volumes on a timely basis, that could lead to loss of sales, and adversely affect the Company's operating results and cash position. We also depend on Telkoor's intellectual property and ability to transfer production to third party manufacturers. Failure to obtain new products in a timely manner or delay in delivery of product to customers will have an adverse effect on Company's ability to meet its customer’s expectation.

Our strategic focus on our power supply product competencies and cost reduction plans may be ineffective or may limit our ability to compete.

We have from time to time implemented a series of initiatives designed to increase efficiency and reduce costs and to focus our core business on power supply product. While we believe that these actions will reduce costs, they may not be sufficient to achieve the required operational efficiencies that will enable us to respond more quickly to changes in the market or result in the improvements in our business that we anticipate. In such event, we may be forced to take additional cost-reducing initiatives, which may negatively impact quarterly earnings and profitability as we account for severance and other related costs. In addition, there is the risk that such measures could have long-term effects on our business by reducing our pool of talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could cause our earnings to be lower than they otherwise might be.

We are dependent upon our ability to attract, retain and motivate our key personnel.

Our success depends on our ability to attract, retain and motivate our key management personnel, including the Company’s CEO and CFO, and key engineers, necessary to implement our business plan and to grow our business. Despite the adverse economic conditions of the past several years, competition for certain specific technical and management skill sets is intense. If we are unable to identify and hire the personnel that we need to succeed, or if one or more of our present key employees were to cease to be associated with the Company, our future results could be adversely affected. Furthermore, we have recently experienced a number of changes in our senior management positions, both as part of the restructuring initiatives and otherwise. Although we believe we have taken appropriate measures to address the impact of these changes, there is the risk that such changes could impact our business, which could negatively affect operating results.

We depend upon a few major customers for a majority of our revenues, and the loss of any of these customers, or the substantial reduction in the products that they purchase from us, would significantly reduce our revenues and net income.

We currently depend upon a few major OEMs and other customers for a significant portion of our revenues and we expect to continue to derive a significant portion of our revenues from a limited number of customers in the future. The loss of any of these customers or a substantial reduction in the products that they purchase from us would significantly reduce our revenues and net income. Furthermore, diversions in the capital spending of certain of these customers to new network elements have and could continue to lead to their reduced demand for our products, which could in turn have a material adverse affect on our business and results of operation. If the financial condition of one or more of our major customers should deteriorate, or if they have difficulty acquiring investment capital due to any of these or other factors, a substantial decrease in our revenues would likely result.

We are dependant on Electronic Equipment Industries.

Substantially all of our existing customers are in the electronic equipment industries, and they manufacture products that are subject to rapid technological change, obsolescence, and large fluctuations in demand. These industries are further characterized by intense competition. The OEMs serving these markets are pressured for increased product performance and lower product prices. OEMs, in turn, make similar demands on their suppliers, such as us, for increased product performance and lower prices. The telecommunication industry is inherently volatile. Recently, certain segments of the telecommunication and other electronic industries have experienced a significant softening in product demand. Such lower demand may affect our customers, in which case the demand for our products may decline and our growth could be adversely affected.

We are dependent on the performance of our subcontract manufacturers.

Since we do not own significant manufacturing facilities, we must rely on our subcontractors’ abilities to purchase components, staff their operations, maintain high volume and high quality processes and remain financially solvent.

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

We face intense industry competition, price erosion and product obsolescence, which, in turn, could reduce our profitability.

        We operate in an industry that is generally characterized by intense competition. We believe that the principal bases of competition in our markets are breadth of product line, quality of products, stability, reliability and reputation of the provider, along with cost. Quantity discounts, price erosion, and rapid product obsolescence due to technological improvements are therefore common in our industry as competitors strive to retain or expand market share. Product obsolescence can lead to increases in unsaleable inventory that may need to be written off and therefore could reduce our profitability. Similarly, price erosion can reduce our profitability by decreasing our revenues and our gross margins. In fact, we have seen price erosion over the last several years on most of the products we sell, and we have factored additional price erosion into our forecasts.

Our future results are dependent on our ability to establish, maintain and expand our distribution channels and our existing third-party distributors.

We market and sell our products through domestic and international OEM relationships. Our future results are dependent on our ability to establish, maintain and expand third party relationships with OEM as well as other marketing and sales distribution channels. If, however, the third parties with whom we have entered into such OEM and other arrangements should fail to meet their contractual obligations, cease doing, or reduce the amount of their business with us or otherwise fail to meet their own performance objectives, customer demand for our products could be adversely affected, which would have an adverse effect on our revenues.

We may not be able to procure necessary key components for our products, or we may purchase too much inventory or the wrong inventory.

The power supply industry, and the electronics industry as a whole, can be subject to business cycles. During periods of growth, key components required to build our products may become unavailable in the timeframe required for us to meet our customers’ demands. Our inability to secure sufficient components to build products for our customers could negatively impact our sales and operating results. We may choose to mitigate this risk by increasing the levels of inventory for certain key components. Increased inventory levels can increase the potential risk for excess and obsolescence should our forecasts fail to materialize or if there are negative factors impacting our customers’ end markets. If we purchase too much inventory or the wrong inventory, we may have to record additional inventory reserves or write-off the inventory, which could have a material adverse effect on our gross margins and on our results of operations.

We depend on sales of our legacy products for a meaningful portion of our revenues, but these products are mature and its sales will continue to decline.

A large portion of our sales have historically been attributable to our legacy products. We expect that these products may continue to account for a meaningful percentage of our revenues for the foreseeable future. However, these sales are declining. Although we are unable to predict future prices for our legacy products, we expect that prices for these products will continue to be subject to significant downward pressure in certain markets for the reasons described above. Accordingly, our ability to maintain or increase revenues will be dependent on our ability to expand our customer base, increase unit sales volumes of these products and to successfully, develop, introduce and sell new products such as our cable and software products. We cannot assure you that we will be able to expand our customer base, increase unit sales volumes of existing products or develop, introduce and/or sell new products.

Our reliance on third parties to manufacture certain aspects of our products involves risks, including delays in product shipments and reduced control over product quality.

We rely on, and will continue to rely on, a limited number of outside parties to manufacture parts, components, and equipment. Our reliance upon such third party contractors involve several risks, including reduced control over manufacturing costs, delivery times, reliability and quality of components. If we were to encounter a shortage of key manufacturing components from limited sources of supply, or experience manufacturing delays caused by reduced manufacturing capacity, inability of our contract manufacturers to procure raw materials, the loss of key assembly subcontractors, difficulties associated with the transition to our new contract manufacturers or other factors, we could experience lost revenues, increased costs, delays in, cancellations or rescheduling of orders or shipments, any of which would materially harm our business.

Our common stock price is volatile.

Our common stock is listed on the American Stock Exchange and is thinly traded. In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects. Further, the exercise of outstanding options and warrants may adversely affect our stock price and a shareholder’s percentage of ownership. As of December 31, 2007, the Company has employees’ options to purchase 930,190 shares of common stock, with a weighted average exercise price of $1.15 exercisable at prices ranging from $0.48 to $3.03 per share, and consultants’ and service providers’ options and warrants to purchase 220,000 shares of common shares, with a weighted average exercise price of $1.14 exercisable at prices ranging from $0.55 to $1.19.

Our operating results may vary from quarter to quarter, causing our stock price to fluctuate.

Our operating results have in the past been subject to quarter to quarter fluctuations, and we expect that these fluctuations will continue, and may increase in magnitude, in future periods. Demand for our products is driven by many factors, including the availability of funding for our products in customers’ capital budgets. There is a trend for some of our customers to place large orders near the end of a quarter or fiscal year, in part to spend remaining available capital budget funds. Seasonal fluctuations in customer demand for our products driven by budgetary and other reasons can create corresponding fluctuations in period-to-period revenues, and we therefore cannot assure you that our results in one period are necessarily indicative of our revenues in any future period. In addition, the number and timing of large individual sales and the ability to obtain acceptances of those sales, where applicable, has been difficult for us to predict, and large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or deferral of one or more significant sales in a quarter could harm our operating results. It is possible that in some quarters our operating results will be below the expectations of public market analysts or investors. In such events, or in the event adverse conditions prevail, the market price of our common stock may decline significantly.

We are subject to certain governmental regulatory restrictions relating to our international sales.

Some of our products are subject to ITAR , which is administered by the U.S. Department of State. ITAR controls not only the export of certain products specifically designed, modified, configured or adapted for military systems, but also the export of related technical data and defense services as well as foreign production. While we are in the process of obtaining and will continue to seek to obtain all required licenses for any exports subject to the ITAR, we have undertaken corrective actions with respect to the other ITAR controls and are implementing improvements in our internal compliance program. If the corrective actions and improvements were to fail or be ineffective for a prolonged period of time or if the process of obtaining required export licenses for products subject to the ITAR is delayed, it could have a materially adverse effect on our business, financial condition, and/or operating results. Changes in United States export laws that require us to obtain additional export licenses or delays in obtaining export licenses currently being sought sometimes cause significant shipment delays and, if such delays are too great, could result in the cancellation of orders. Any future restrictions or charges imposed by the United States or any other country on our international sales or foreign subsidiary could have a materially adverse effect on our business, financial condition, and/or operating results. In addition, from time to time, the Company has entered into contracts with the Israeli Ministry of Defense which were funded with monies subject to, and the Company therefore was required to comply with the regulations governing, the U.S. Foreign Military Financing program.

We depend on international operations for a substantial majority of our products.

We purchase a substantial majority of our components from foreign manufacturers and have a substantial majority of our commercial products assembled, packaged, and tested by subcontractors located outside the United States. These activities are subject to the uncertainties associated with international business operations, including trade barriers and other restrictions, changes in trade policies, governmental regulations, currency exchange fluctuations, reduced protection for intellectual property, war and other military activities, terrorism, changes in social, political, or economic conditions, and other disruptions or delays in production or shipments, any of which could have a materially adverse effect on our business, financial condition, and/or operating results.

We depend on international sales for a portion of our revenues.

Sales to customers outside of North America accounted for 60.2% of net revenues in 2007, compared with 55.7% in 2006, and we expect that international sales will continue to represent a portion of our total revenues. International sales are subject to the risks described above as well as generally longer payment cycles, greater difficulty collecting accounts receivable, and currency restrictions. We also have a wholly-owned foreign subsidiary, Digital Power Ltd., doing business as Gresham Power Electronics, in the United Kingdom, to support European and other international customers, distributors, and sales representatives, which is subject to local regulation. In addition, international sales are subject to the export laws and regulations of the United States and other countries.

Decline in the trading price of our common stock could indicate that our goodwill and other intangible assets are impaired and we may be required to record a significant charge to operating income.

        Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test our goodwill and intangible assets deemed to have an indefinite life for impairment annually and when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or intangible assets may not be recoverable include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in the industries we serve. We may be required to record a significant charge that will have a material adverse impact to our operating results during the period in which any impairment of our goodwill or intangible assets is determined.

If our accounting controls and procedures are circumvented or otherwise fail to achieve their intended purposes, our business could be seriously harmed.

We evaluate our disclosure controls and procedures as of the end of each fiscal quarter, and are annually reviewing and evaluating our internal controls over financial reporting in order to comply with SEC rules relating to internal control over financial reporting adopted pursuant to the Sarbanes-Oxley Act of 2002. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain effective internal control over financial reporting or our management does not timely assess the adequacy of such internal control, we may be subject to regulatory sanctions and our reputation may decline.

The sale of our products is dependent upon our ability to satisfy the proprietary requirements of our customers.

We depend upon a relatively narrow range of products for the majority of our revenue. Our success in marketing our products is dependent upon their continued acceptance by our customers. In some cases, our customers require that our products meet their own proprietary requirements. If we are unable to satisfy such requirements, or forecast and adapt to changes in such requirements, our business could be materially harmed.

The sale of our products is dependent on our ability to respond to rapid technological change, including evolving industry-wide standards, and may be adversely affected by the development, and acceptance by our customers, of new technologies which may compete with or reduce the demand for our products.

Rapid technological change, including evolving industry standards, could render our products obsolete. To the extent our customers adopt such new technology in place of our products, the sales of our products may be adversely affected. Such competition may also increase pricing pressure for our products and adversely affect the revenues from such products.

If our new development efforts fail to result in products which meet our customers’ needs, or if our customers fail to accept our new products, our revenues will be adversely affected.

We have recently introduced on a limited basis our HD & HV products. The successful development, introduction and commercial success of this new technology will depend on a number of factors, including our ability to meet customer requirements, the existence of competitive products in the market, our ability to meet product cost targets generating acceptable margins, timely remediation of product performance issues, if any, identified during testing, product performance at customer locations, differentiation of our product from our competitors’ products, and management of customer expectations concerning product capabilities and life cycles.

Our limited ability to protect our proprietary information and technology may adversely affect our ability to compete, and our products could infringe upon the intellectual property rights of others, resulting in claims against us the results of which could be costly.

Many of our products consist entirely or partly of proprietary technology owned by us. Although we seek to protect our technology through a combination of copyrights, trade secret laws, contractual obligations and patents, these protections may not be sufficient to prevent the wrongful appropriation of our intellectual property, nor will they prevent our competitors from independently developing technologies that are substantially equivalent or superior to our proprietary technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. In order to defend our proprietary rights in the technology utilized in our products from third party infringement, we may be required to institute legal proceedings. If we are unable to successfully assert and defend our proprietary rights in the technology utilized in our products, our future results could be adversely affected.

Although we attempt to avoid infringing known proprietary rights of third parties in our product development efforts, we may become subject to legal proceedings and claims for alleged infringement from time to time in the ordinary course of business. Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in costly litigation, divert management’s attention and resources, require us to reengineer or cease sales of our products or require us to enter into royalty or license agreements which are not advantageous to us. In addition, parties making claims may be able to obtain an injunction, which could prevent us from selling our products in the United States or abroad.

If we are unable to satisfy our customers’ specific product quality, certification or network requirements, our business could be disrupted and our financial condition could be harmed.

Our customers demand that our products meet stringent quality, performance and reliability standards. We have, from time to time, experienced problems in satisfying such standards. Defects or failures have in the past, and may in the future occur relating to our product quality, performance and reliability. From time to time, our customers also require us to implement specific changes to our products to allow these products to operate within their specific network configurations. If we are unable to remedy these failures or defects or if we cannot affect such required product modifications, we could experience lost revenues, increased costs, including inventory write-offs, warranty expense and costs associated with customer support, delays in or cancellations or rescheduling of orders or shipments and product returns or discounts, any of which would harm our business.

If we ship products that contain defects, the market acceptance of our products and our reputation will be harmed and our customers could seek to recover their damages from us.

Our products are complex, and despite extensive testing, may contain defects or undetected errors or failures that may become apparent only after our products have been shipped to our customers and installed in their network or after product features or new versions are released. Any such defect, error or failure could result in failure of market acceptance of our products or damage to our reputation or relations with our customers, resulting in substantial costs for both the Company and our customers as well as the cancellation of orders, warranty costs and product returns. In addition, any defects, errors, misuse of our products or other potential problems within or out of our control that may arise from the use of our products could result in financial or other damages to our customers. Our customers could seek to have us pay for these losses. Although we maintain product liability insurance, it may not be adequate.

ITEM 7.  Financial Statements

DIGITAL POWER CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007

IN U.S. DOLLARS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of

DIGITAL POWER CORPORATION

We have audited the accompanying consolidated balance sheet of Digital Power Corporation ("the Company") and its subsidiary as of December 31, 2007 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of December 31, 2007 and the consolidated results of their operations and cash flows for the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2l to the consolidated financial statements, in 2006 the Company adopted Financial Accounting Standard No. 123 (Revised 2004) "Share-Based Payment".

Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER
March 31, 2008	A Member of Ernst & Young Global

DIGITAL POWER CORPORATION

CONSOLIDATED BALANCE SHEET

U.S. dollars in thousands (except share and per share data)

December 31, 2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,443
Restricted cash	105
Trade receivables, net of allowance for doubtful accounts of $ 110	2,751
Prepaid expenses and other receivables	106
Inventories (Note 3)	1,657

Total current assets	6,062

PROPERTY AND EQUIPMENT, NET (Note 4)	202

LONG-TERM DEPOSITS	41

Total assets	$6,305

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$727
Related parties - trade payables (Note 12)	1,409
Other current liabilities (Note 6)	426

Total current liabilities	2,562

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

SHAREHOLDERS' EQUITY (Note 8):
Share capital -
Series A redeemable, convertible preferred shares, no par value - 500,000 shares authorized, 0 shares issued and outstanding as of December 31, 2007	-
Preferred shares, no par value - 1,500,000 shares authorized, 0 shares issued and outstanding as of December 31, 2007	-
Common shares, no par value - 30,000,000 shares authorized; 6,615,708 shares issued and outstanding as of December 31, 2007	-
Additional paid-in capital	13,885
Accumulated deficit	(10,342)
Accumulated other comprehensive income	200

Total shareholders' equity	3,743

Total liabilities and shareholders' equity	$6,305

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

U.S. dollars in thousands (except per share data)

	Year ended December 31,
	2007	2006

Revenues (Note 12)	$12,157	$12,631
Cost of revenues	8,854	9,277
Write-off of excess inventory	196	72

Gross profit	3,107	3,282

Operating expenses:
Engineering and product development	728	663
Selling and marketing	975	1,163
General and administrative	1,351	1,340

Total operating expenses	3,054	3,166

Operating income	53	116

Financial income, net	67	15

Income before income taxes	120	131
Tax benefit	1	-

Net income	$121	$131

Basic net earnings per share	$0.018	$0.020

Diluted net earnings per share	$0.018	$0.019

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

U.S. dollars in thousands (except share data)

					Other
			Additional		accumulated	Total	Total
	Common shares		paid-in	Accumulated	comprehensive	comprehensive	shareholders'
	Number	Amount	capital	deficit	income (loss)	income	equity

Balance as of January 1, 2006	6,161,859	$-	$13,275	$(10,594)	$(57)		$2,624

Stock compensation related to options granted to Telkoor's employees and other consultant	-	-	52	-	-		52
Stock compensation related to options granted to employees	-	-	29	-	-		29
Exercise of options	213,000	-	162	-	-		162
Conversion of convertible note	235,849	-	250	-	-		250
Comprehensive income:
Net income	-	-	-	131	-	$131	131
Foreign currency translation adjustments	-	-	-	-	223	223	223

Total comprehensive income						$354

Balance as of December 31, 2006	6,610,708	-	13,768	(10,463)	166		3,471

Stock compensation related to options granted to Telkoor's employees and other consultant	-	-	54	-	-		54
Stock compensation related to options granted to employees	-	-	58	-	-		58
Exercise of options	5,000	-	5				5
Comprehensive income:
Net income	-	-	-	121	-	$121	121
Foreign currency translation adjustments	-	-	-	-	34	34	34

Total comprehensive income						$155
Balance as of December 31, 2007	6,615,708	$-	$13,885	$(10,342)	$200		$3,743

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2007	2006
Cash flows from operating activities:

Net income	$121	$131
Adjustments required to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	82	75
Stock compensation related to options granted to employees	58	29
Stock compensation related to options granted to Telkoor's employees and other consultant	54	52
Increase in trade receivables	(530)	(230)
Decrease in prepaid expenses and other receivables	35	13
Increase in inventories	(244)	(100)
Inventory write-offs	196	72
Increase (decrease) in accounts payable and related parties - trade payables	420	(301)
Decrease in deferred revenues and other current liabilities	(104)	(99)

Net cash provided by (used in) operating activities	88	(358)

Cash flows from investing activities:

Decrease in restricted cash, net	-	176
Increase in long term deposit	(41)	-
Purchase of property and equipment	(120)	(26)

Net cash provided by (used in) investing activities	(161)	150

Cash flows from financing activities:

Proceeds from exercise of options	5	162

Net cash provided by financing activities	5	162

Effect of exchange rate changes on cash and cash equivalents	17	131

Increase (decrease) in cash and cash equivalents	(51)	85
Cash and cash equivalents at the beginning of the year	1,494	1,409

Cash and cash equivalents at the end of the year	$1,443	$1,494

Supplemental disclosure of cash flows activities:

Interest paid	$-	$2

Income taxes paid	$2	$2

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 1:- GENERAL

a.
Digital Power Corporation ("the Company" or "DPC") was incorporated in 1969, under the General Corporation Law of the State of California. The Company and Digital Power Limited ("DPL"), a wholly-owned subsidiary located in the United Kingdom, are currently engaged in the design, manufacture and sale of switching power supplies and converters. The Company has two reportable geographic segments - North America (sales through DPC) and Europe (sales through DPL).

b.
The Company depends on Telkoor Telecom Ltd. ("Telkoor"), a major shareholder of the Company and one of DPC's third party subcontractors for manufacturing capabilities in production of the products which DPC sells. If these manufacturers are unable or unwilling to continue manufacturing the Company's products in required volumes on a timely basis, that could lead to loss of sales, and adversely affect the Company's operating results and cash position. The Company also depends on Telkoor's intellectual property and ability to transfer production to third party manufacturers. Failure to obtain new products in a timely manner or delay in delivery of product to customers will have an adverse effect on Company's ability to meet its customers expectation. See also Note 11.

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").

a.	Use of estimates:

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

b.	Financial statements in U.S. dollars:

All of the revenues of the Company are generated in U.S. dollars ("dollar"). In addition, a substantial portion of the costs of the Company and its subsidiaries are incurred in dollars. The Company's management believes that the dollar is the currency of the primary economic environment in which the Company operates.

The financial statements of the foreign subsidiary, whose functional currency has been determined to be its local currency, have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation" ("SFAS No. 52"). All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of income amounts have been translated using the average exchange rate for the period. The resulting translation adjustments are reported as a component of accumulated other comprehensive income (loss) in shareholders' equity.

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

Restricted cash is held on account of a letter of credit issued by the Company's bank and in respect of future lease payments and for certain customers until the guarantee expires. The restricted cash is invested in a deposit.

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

The Company periodically assesses its inventories valuation in respect of dead and slow moving items by reviewing, revenue forecasts and technological obsolescence. When inventories on hand exceed the foreseeable demand or become obsolete, the value of excess inventory, which at the time of the review was not expected to be sold, is written off.

During 2007 and 2006, the Company recorded inventories write-offs of $ 196 and $ 72, respectively.

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

DIGITAL POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The long-lived assets of the Company and its subsidiary are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. During 2007 and 2006, no impairment losses have been identified.

h.	Revenue recognition:

The Company and its subsidiary generate their revenues from the sale of their products through a direct and indirect sales force.

Revenues from products are recognized in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB No. 104"), when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the seller's price to the buyer is fixed or determinable, no further obligation exists and collectibility is reasonably assured.

Generally, the Company does not grant a right of return. However, certain distributors are allowed, in the sixth month after the initial stock purchase, to rotate stock that has not been sold for other products. This may be repeated every sixth month thereafter for 18 months, at no more than 25% of the distributor's purchase during the previous six months. Revenues subject to stock rotation rights are deferred until the products are sold to the end customer or until the rotation rights expire.

Service revenues are deferred and recognized on a straight-line basis over the term of the service agreement. Service revenues are immaterial as a proportion of the Company's revenues.

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

DIGITAL POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

On January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" (FIN 48). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.

k.	Warranty costs:

The Company offers a 12-month warranty period for all of its products. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company's warranty liability include the number of units, historical rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

A tabular reconciliation of the changes in the Company's aggregate product warranty liability was not provided due to the immateriality.

l.	Accounting for stock-based compensation:

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)") which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to employees and directors. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), for periods beginning in fiscal year 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS No. 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

Effective January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective transition method. Under that transition method, compensation cost recognized in the year ended December 31, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). On December 21, 2005, the Company accelerated the vesting of all unvested outstanding employees' stock options.

DIGITAL POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except per share data)

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

SFAS No. 123(R) requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company's consolidated income statements.

The Company estimates the fair value of stock options granted under SFAS No. 123(R) using the Black-Scholes option- pricing model that uses the assumption as follows:

Expected volatility is based on historical volatility that is representative of future volatility over the expected term of the options. The expected term of options granted was determined based on the simplified method in accordance with SAB 107, which is calculated as the midpoint between the vesting date and the end of the contractual term of the option. The risk free interest rate is based on the yield of U.S Treasury bonds with equivalent terms. The dividend yield is based on the Company's historical and future expectation of dividends payouts. The Company has not paid cash dividend historically and has no plans to pay cash dividends in the foreseeable future.

The Company recognizes compensation expense based on awards ultimately expected to vest, net of estimated forfeitures at the time of grant. Estimated forfeitures are based on historical pre-vesting forfeitures. SFAS 123(R) requires forfeitures to be estimated and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The fair value for options granted in 2007 is amortized over their vesting period using a straight-line recognition method and estimated at the date of grant with the following assumptions:

	2007	2006

Dividend yield	0%	0%
Expected volatility	99.6 -103.1%	93.6 - 107.1%
Risk-free interest	4.5% - 4.6%	4.5% - 5.03%
Forfeiture rate	5%	5%
Expected life of up to	7 years	5 - 7 years

The total equity-based compensation expense related to all of the Company's equity-based awards, recognized for the 12 months ended December 31, 2007 and December 31, 2006, were comprised as follows:

	Year ended December 31,
	2007	2006

Cost of goods sold	$2	$2
Research and development	2	3
Sales and marketing	17	9
General and administrative	37	15

Total equity-based compensation expense	$58	$29

DIGITAL POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except per share data)

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

A summary of option activity under the Company's Stock Option Plans as of December 31, 2007 and changes during year then ended are as follows:

	Year ended December 31, 2007
	Amount of options	Weighted Average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding at the beginning of the year	901,225	$1.12
Granted	100,000	$1.60
Exercised	(5,000)	$1.16
Forfeited	(66,035)	$1.40

Outstanding at the end of the year	930,190	$1.15	6.01	$323

Vested or expected to vest at year end	892,190

Exercisable options at the end of the year	740,190	$1.06	5.30	$306

The weighted-average grant-date fair value of options granted during the year ended December 31, 2007 was $ 1.60. The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on December 31, 2007 and the exercise price, multiplied by the number of in-the-money-options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount changes based on the fair market value of the Company's shares. The total intrinsic value of options exercised during the year ended December 31, 2007 was $ 1.

As of December 31, 2007, there was $ 154 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's stock option plans. That cost is expected to be recognized over a weighted average period of 2.66 years. The total fair value of options vested during the year ended December 31, 2007 was $ 42.

The Company applies SFAS No. 123 and Emerging Issues Task Force No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services" ("EITF 96-18"), with respect to options and warrants issued to non-employees. SFAS No. 123 requires the use of option valuation models to measure the fair value of the options and warrants at the date of grant.

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

n.	Basic and diluted net earnings per share:

Basic net earnings per share is computed based on the weighted average number of Common shares outstanding during each year. Diluted net earnings per share is computed based on the weighted average number of Common shares outstanding during each year, plus dilutive potential Common shares considered outstanding during the year, in accordance with Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS No. 128").

The total number of shares related to the outstanding options and warrants excluded from the calculations of diluted net earnings per share because these securities are anti-dilutive, was 435,368 options and 254,037 options for the years ended December 31, 2007 and 2006, respectively.

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

The Company and its subsidiary have no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

DIGITAL POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except per share data)

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

p.	Recently Issued Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the Company beginning January 1, 2008. The FASB issues a FASB Staff Position (FSP) to defer the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company does not expect the adoption will have material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. The provisions of SFAS No. 159 are effective for the Company beginning January 1, 2008. The Company does not expect the adoption of SFAS No. 159 will have an impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the adoption of SFAS 141R will have an impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51". SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 will have an impact on its consolidated financial statements.

DIGITAL POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except per share data)

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

On December 21, 2007 the SEC staff issued Staff Accounting Bulletin No. 110 (SAB 110), which, effective January 1, 2008, amends and replaces SAB 107, "Share-Based Payment". SAB 110 expresses the views of the SEC staff regarding the use of a "simplified" method in developing an estimate of expected term of "plain vanilla" share options in accordance with FASB Statement No. 123(R), Share-Based Payment. Under the "simplified" method, the expected term is calculated as the midpoint between the vesting date and the end of the contractual term of the option.

The use of the "simplified" method, which was first described in Staff Accounting Bulletin No. 107, was scheduled to expire on December 31, 2007. SAB 110 extends the use of the "simplified" method for "plain vanilla" awards in certain situations. The SEC staff does not expect the "simplified" method to be used when sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available. The Company expects to continue using the simplified method. As a result, the Company does not expect that the adoption of SAB No. 110 will have a significant impact on its consolidated financial statements.

NOTE 3:- INVENTORIES

December 31, 2007

Raw materials, parts and supplies	$176
Work in progress	298
Finished products	1,183

$1,657

NOTE 4:- PROPERTY AND EQUIPMENT, NET

Cost:
Computers, software and related equipment	$1,083
Office furniture and equipment	209
Leasehold improvements	543

1,835

Accumulated depreciation
Computers, software and related equipment	1,053
Office furniture and equipment	202
Leasehold improvements	378

1,633

Depreciated cost	$202

Depreciation expenses were $82 and $75 for the years ended December 31, 2007 and 2006, respectively.

DIGITAL POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except per share data)

NOTE 5:- CONVERTIBLE NOTE

In January 2005, the Company entered into a convertible note agreement with Telkoor, a major shareholder, according to which Telkoor extended a $ 250 interest-free convertible note to be paid on the tenth business day after the Company announced its financial results for 2005. The note was convertible at any time into Common shares at a rate of $ 1.06 per share, which is equal to the quoted market price of the Company's Common shares on the date the note was approved and signed. In accordance with the guidelines of APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Instruments", and EITF Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", the Company has determined that the note had no beneficial conversion feature since the conversion price was equal to the quoted market price of the Company's Common shares at the date the note was approved and signed. In April 2006, the entire amount of the convertible note was converted into 235,849 Common shares.

NOTE 6:- OTHER CURRENT LIABILITIES

December 31, 2007

Accrued payroll and payroll taxes	$104
Warranty accrual	86
Government authorities	2
Accrued expenses and other	234

$426

NOTE 7:- COMMITMENTS AND CONTINGENT LIABILITIES

a.	Lease commitments:

The Company and its subsidiary rent their facilities under various operating lease agreements, which expire on various dates, the latest of which is in 2012. The Company's subsidiary has a lease agreement in respect of the U.K. facility which has certain repairing covenants. The Company believes it has made an adequate provision at December 31, 2007 in respect of such repairing covenants.

DIGITAL POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except per share data)

NOTE 7:- COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

a.	Future rental commitments under non-cancelable leases are as follows:

Year ended December 31,

2008	$267
2009	218
2010	71
2011	72
2012	68

$696

Total rent expense for the years ended December 31, 2007 and 2006 was approximately $ 305 and $ 296, respectively.

b.
The Company is subject to U.S. Export Regulations, including the Arms Export Control Act (AECA), associated International Traffic in Arms Regulations (ITAR), as well as other federal regulations promulgated by various departments within the U.S. Government. The ITAR rules regulate the export of technical data and sale of products to other nations which may use these products for military purposes. The failure to comply with present or future regulations could result in fines being imposed on the Company, suspension of production, or a cessation of operations. Any failure on the Company’s part to obtain any required licenses for the export of technical data and/or sales of our products or to otherwise comply with ITAR, could subject the Company to significant future liabilities. The Company currently has an open application and voluntary disclosure with the United States State Department that would permit the Company to engage in custom power solutions for the military market. At present, The Company has placed on hold two existing programs pending approval and review by the State Department. The Company may be subject to fines or a deferment of revenue pending review by the State Department. While the Company cannot predict what the outcome of this review will be, the Company believes that any infractions were minor in nature and will not have an adverse affect on the Company’s financial condition and results of operations.

NOTE 8:- SHAREHOLDERS' EQUITY

a.	Preferred shares:

There are authorized Preferred shares in the amount of 500,000 shares of Series A cumulative redeemable convertible Preferred shares ("Series A"), and an additional 1,500,000 Preferred shares that have been authorized, but the rights, preferences, privileges and restrictions on these shares have not been determined. DPC's Board of Directors is authorized to create a new series of Preferred shares and determine the number of shares, as well as the rights, preferences, privileges and restrictions granted to or imposed upon any series of Preferred shares. As of December 31, 2007, there were no Preferred shares issued or outstanding.

b.	Common shares:

Common shares confer upon the holders the rights to receive notice to participate and vote in the general meeting of shareholders of the Company, to receive dividends, if and when declared, and to participate in a distribution of surplus of assets upon liquidation of the Company. At the annual meeting held on November 2005, the Company's shareholders approved an amendment to increase the authorized number of shares of Common stock from 10,000,000 to 30,000,000.

In April 2006, the Company issued 235,849 Common shares to Telkoor in consideration for a $ 250 convertible note that was exercised.

c.	Share Option Plans:

1.	Under the Company's stock option plans ("the plan"), options may be granted to employees, officers, consultants, service providers and directors of the Company or its subsidiary.

DIGITAL POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except per share data)

NOTE 8:- SHAREHOLDERS' EQUITY (Cont.)

2.
As of December 31, 2007, the Company has authorized in the 1996, 1998, and 2002 Incentive Share Option Plans the grant of options to officers, management, other key employees and others of up to 513,000, 240,000 and 1,519,000, respectively of the Company's Common shares. For all three Incentive Share Option Plans the maximum terms of the options is ten years from the date of grant. As of December 31, 2007, an aggregate of 704,715 of the Company's options are still available for future grant.

3.	The options granted generally become fully vested after four years. Any options that are forfeited or cancelled before expiration become available for future grants.

The options outstanding as of December 31, 2007, have been classified by exercise price, as follows:

Exercise price	Options outstanding as of December 31, 2007	Weighted average remaining contractual life	Weighted average exercise price	Options exercisable as of December 31, 2007	Weighted average exercise price of options exercisable
		Years

$ 0.48- $ 0.70	255,000	4.46	$0.68	255,000	$0.68
$ 0.80- $ 1.05	324,000	6.18	$1.02	324,000	$1.02
$ 1.16- $ 1.813	266,035	8.35	$1.35	87,285	$1.20
$ 1.31- $ 3.03	85,155	2.65	$2.46	73,905	$2.38

	930,190	6.01	$1.15	740,190	$1.06

d.	Warrants and options issued to service providers and consultants:

The Company's outstanding warrant and options to consultants and service providers as of December 31, 2007, are as follows:

Issuance date	Options for Common shares	Exercise price per share	Options exercisable

May 2002	40,000	$1.00	40,000
August 2002	10,000	$0.55	10,000
November 2002	10,000	$1.00	10,000
February 2005	60,000	$1.19	30,000
March 2006	100,000	$1.16	25,000

	220,000		115,000

All options are exercisable for ten years from the date of grant.

DIGITAL POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except per share data)

NOTE 8:- SHAREHOLDERS' EQUITY (Cont.)

In 2005 and 2006, the Company granted 70,000 options to Telkoor's employees and 100,000 options to a consultant. The Company accounted for its options to non-employees under the fair value method of SFAS No. 123 and EITF 96-18. Those options vest primarily over four years. The fair value for these options was estimated using a Black-Scholes option-pricing model with the following assumptions for 2007: risk-free interest rates of 4.1%-5.1%, dividend yield of 0%, volatility of 91.1%-102.1%, and the contractual life of the options of 7.2-9 years. Compensation expense of $ 54 and $ 52 was recognized for the years ended December 31, 2007 and 2006.

e.	Employee stock ownership plan:

The Company has an employee stock ownership plan ("ESOP") covering eligible employees. The ESOP provides for the Employee Stock Ownership Trust ("ESOT") to distribute shares of the Company's Common shares as retirement benefits to the participants. The Company has not distributed shares since 1998. As of December 31, 2007, the outstanding Common shares held by the ESOT amount to 167,504 shares.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

	December 31,
	2007	2006

Operating loss carryforwards	$1,366	$1,594
Reserves and allowances	218	255

Net deferred tax asset before valuation allowance	1,584	1,849
Valuation allowance	(1,584)	(1,849)

Net deferred tax asset	$-	$-

As of December 31, 2007, the Company and its subsidiary provided a valuation allowance of $ 1,584, in respect of deferred tax asset resulting from short-term temporary differences and depreciation charged in advance of a capital allowance taken, as well as from carryforward losses. During 2007, the Company decreased the tax valuation by $ 285.

DIGITAL POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except per share data)

NOTE 9:- TAXES ON INCOME (Cont.)

Management currently believes that since the Company and its subsidiary have a history of losses, it is more likely than not that the deferred tax assets regarding the remainder of the tax loss carryforwards and other temporary differences will not be realized in the foreseeable future.

b.	Net operating tax losses carryforwards:

As of December 31, 2007, the Company had approximately $ 3,282 in federal net operating loss carryforward for income tax purposes, which can be carried forward and offset against taxable income for 20 years and expire in 2020-2027.

Utilization of U.S. net operating losses may be subject to substantial annual limitation, due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization. The Company believes that, as a result of having undergone an “Ownership change” within the meaning of section 382 of the Internal Revenue Code in 2002, its ability to use its net operating loss carryforwards and other tax attributes to offset future U.S. taxable income, and thereby reduce its tax liability, is severely limited.

As of December 31, 2007, DPL had accumulated losses for income tax purposes in the amount of approximately $ 1,110. These net operating losses may be carried forward and offset against taxable income in the future for an indefinite period.

c.
The main reconciling items between the statutory tax rate of the Company and its subsidiary and the effective tax rate, are the non-recognition of tax benefits resulting from the Company's accumulated net operating losses carryforwards due to the uncertainty of the realization of such tax benefits.

d.	Income before income taxes:

The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not result in a change to the Company's accumulated deficit. Net income (loss) before income taxes consists of the following:

	Year ended December 31,
	2007	2006

Domestic (U.S.)	$(5)	$139
Foreign (U.K.)	125	(8)

	$120	$131

The Company is required to calculate and account for income taxes in each jurisdiction in which the Company or its subsidiary operate. Significant judgment is required in determining its worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of the Company's business, there are many transactions and calculations where the ultimate tax determination is uncertain.

DIGITAL POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except per share data)

NOTE 10:- NET EARNINGS PER SHARE

The following table sets forth the computation of the basic and diluted net earnings per share:

1. Numerator:

	Year ended December 31,
	2007	2006

Net income available to Common shareholders	$121	$131

2. Denominator:

Denominator for basic net earnings per Common share	6,611,530	6,499,978
Effect of dilutive securities:
Stock options	261,786	255,007
Convertible note	-	83,355

Denominator for diluted net earnings per Common share	6,873,316	6,838,340

NOTE 11:- RELATED PARTY TRANSACTIONS

The results of operations from transactions with Telkoor, a major shareholder, were as follows:

	Year ended December 31,
	2007	2006

Purchases of products from Telkoor	$5,142	$4,974

Transactions with Telkoor are derived mainly from purchase of power supplies from Telkoor.

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

The following data presents the revenues, expenditures and other operating data of the Company's geographic operating segments:

	Year ended December 31, 2007
	DPC	DPL	Eliminations	Total

Revenues	$5,297	$6,860	$-	$12,157

Intersegment revenues	136	32	(169)	-

Total revenues	$5,433	$6,893	$(169)	$12,157

Depreciation expense	$21	$61	$-	$82

Operating income (loss)	$(217)	$270	$-	$53

Financial income, net				67

Tax benefit				1

Net income				$121

Expenditures for segment assets as of December 31, 2007	$82	$38	$-	$120

Identifiable assets as of December 31, 2007	$2,259	$4,046	$-	$6,305

DIGITAL POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except per share data)

NOTE 12:- SEGMENTS CUSTOMERS AND GEOGRAPHICAL INFORMATION (Cont.)

	Year ended December 31, 2006
	DPC	DPL	Eliminations	Total

Revenues	$5,919	$6,712	$-	$12,631

Intersegment revenues	614	-	(614)	-

Total revenues	$6,533	$6,712	$(614)	$12,631

Depreciation expense	$19	$56	$-	$75

Operating income (loss)	$(87)	$203	$-	$116

Financial income, net				$15

Net income				$131
Expenditures for segment assets as of December 31, 2006	$21	$5	$-	$26
Identifiable assets as of December 31, 2006	$2,437	$3,267	$-	$5,704

b.	Major customers' data as percentage of total revenues:

	Year ended December 31,
	2007	2006

Customer A	13%	7%

Customer B	12%	3%

c.	Total revenues from external customers divided on the basis of the Company's product lines is as follows:

	Year ended December 31,
	2007	2006
Revenues:
Commercial products	$9,017	$9,476
Defense products	3,140	3,155

	$12,157	$12,631

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 8A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2007, the Company has carried out an evaluation, under the supervision of, and with the participation of, the Company's management, including the Company's chief executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the chief executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) were effective as of the end of the period covered by the report to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure

Management’s Annual Report on Internal Control over Financial Reporting

 Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Evaluation of Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 8B.  Other Information.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The Company's executive officers and directors and their ages and positions as of December 31, 2007 are as follows:

Name	Age	Positions Held	Director Since
Jonathan Wax (1)	50	President, CEO & Director	2005
Ben Zion Diamant	57	Director & Chairman of the Board	2001
Amos Kohn	47	Director	2003
Yeheskel Manea	62	Director	2002
Benjamin Kiryati	60	Director	2006
Uri Friedlander	45	CFO & Secretary	2007 (2)

(1)	Effective March 31, 2008, Mr. Wax retired as the Company’s President and Chief Executive Officer. Mr. Wax also resigned as a director effective as of February 29, 2008.

(2)	This is a reference to the beginning of Mr. Friedlander’s service as CFO and Secretary.

The directors named above will serve until the next annual meeting of our stockholders or until a successor is elected and qualified. Directors are elected for one year terms.

The current members of the Audit Committee are Messrs. Kohn, Manea and Kiryati. All Audit Committee members were determined by the Board to be independent directors, and Mr. Manea was determined by the Board to be the Audit Committee Financial Expert.

The current members of the Compensation Committee are Messrs. Kohn, Manea and Kiryati. All Compensation Committee members were determined by the Board to be independent directors

DIRECTORS

Ben-Zion Diamant

Mr. Ben-Zion Diamant, 57, has been the Company’s Chairman of the Board since November 2001. Mr. Diamant was also appointed Interim Chief Executive Officer of the Company on February 29, 2008. He has also been Chairman of the Board of Telkoor Power Ltd. since 1994. Between 1992-1994, he was a partner and business development manager of Phascom, and from 1989 to 1992, a partner and manager of Rotel Communication. He earned his B.A. in Political Science from Bar-Ilan University.

Amos Kohn

Mr. Amos Kohn, age 48, became a director of the Company in 2003. Mr. Kohn is the Managing Director and CEO of TechLead corporation ,a high tech company located in the Bay Area of California that develops and implements an end-to-end system solutions for the Telco’s and Multimedia industries. Most recently Mr. Kohn was the Vice President of Solutions Engineering of ICTV Inc., an innovator in bringing Web media to the mass audiences of television utilizing unique approach of MPEG streaming and processing to deliver personalized clickable video streams.rk and driven by Internet standards. In the past Mr. Kohn was the Chief Architect of Liberate Technologies, a software company specializing in telecommunications technology located in San Carlos, California. Prior of 2000, Mr. Kohn was the Vice President of Engineering & Technology of Golden Channel, the largest Cable Operator (MSO) in Israel. Mr. Kohn holds a B.S. in Electrical/Electronic Engineering.

The Board is of the opinion that Mr. Kohn is qualified to serve as an independent director.

Yeheskel Manea

Mr. Yeheskel Manea, 62, has served as a director of the Company since 2002. Since 1996, he has been a Branch Manager of Bank Hapoalim, one of the leading banks in Israel. Mr. Manea has been employed with Bank Hapoalim since 1972. He holds a B.A. in Economy and Business Administration from Ferris College in Michigan.

The Board is of the opinion that Mr. Manea is qualified to serve as an independent director.

Benjamin Kiryati

Benjamin Kiryati, 55, became a Director at Digital Power in October 2006. Mr. Kiryati was the Chairman of the Israel Children Fund, a non-profit organization that helps the underprivileged. He also served as the mayor of Tiberias, Israel, from 1998 to 2003.  Prior to that Mr. Kiryati had distinguished military and legal careers. He served nine years in the Israeli Military as a combat pilot, and after graduating in 1978 from the Tel Aviv University school of law he practiced law in industrial relations.

The Board is of the opinion that Mr. Kiryati is qualified to serve as an independent director

Jonathan Wax

Mr. Jonathan Wax, 50, became the Company’s Chief Executive Officer and President in January 2004. Mr. Wax held vice-president positions with Artesyn Technologies, Inc., and was stationed both domestically and in the Far East. He held a wide variety of sales positions, including global account responsibilities with some of Artesyn Technologies, Inc.'s largest accounts. From 1994 to 1998, prior to the merger with Zytec and Computer Products, which formed Artesyn Technologies, Inc., Mr. Wax was Vice President of Customer Support and Quality for Computer Products. Mr. Wax holds a B.S. in Business from the University of Nebraska. Effective March 31, 2006, Mr. Wax retired as the Company’s President and Chief Executive Officer, pursuant to a separation agreement entered into between Mr. Wax and the Company (the “Separation Agreement”), which is described in this report. Mr. Wax also resigned as a director effective February 29, 2008.

OTHER EXECUTIVE OFFICERS

Uri Friedlander - Chief Financial Officer and Secretary

Mr. Friedlander, age 45, has been chief financial officer of Telkoor Telecom Ltd. Since 1997 and also has been the chief financial officer of Digital Power from November 2001 to August 2002.From 1991 to 1996 Mr. Friedlander was a controller of International Technology Lasers Ltd. And Quality Power supplies ltd., members of Clal Group. From 1987 to 1990, he served as Auditor for Luboshitz Kasierer (currently Ernst & Young) Public accountants. Mr. Friedlander holds B.A degree in Accounting and Economics from Tel -Aviv University.

Family Relationships

Two of Mr. Manea's children are married to two of Mr. Diamant's children. Mr. Diamant’s son, Ran Diamant, who is also Mr. Manea’s son-in-law, serves as Telkoor’s Vice President Control and budget . There are no other relations.

Audit Committee

The Board has established an Audit Committee. The members of the Audit Committee in 2007 were Messrs. Amos Kohn, Yeheskel Manea., and Benjamin Kiryati. All Audit Committee members were determined by the Board to be independent directors, and Mr. Manea was determined by the Board to be the Audit Committee Financial Expert.

The Audit Committee makes recommendations regarding the retention of independent auditors, reviews the scope of the annual audit undertaken by the Company’s independent auditors and the progress and results of their work, and reviews the Company’s financial statements, internal accounting and auditing procedures with respect to Sarbanes Oxley, and corporate programs to ensure compliance with applicable laws. The Audit Committee reviews the services performed by the independent auditor and determines if the services rendered are compatible with maintaining the independent auditors’ impartial opinion. The Audit Committee’s charter is reviewed annually, and changes may be required due to industry accounting practices or the promulgation of new rules or guidance documents. The Audit Committee has met four times during fiscal 2007.

Section 16(a) Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors to file reports of ownership and changes in ownership of its common stock with the SEC. Executive officers and directors are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3, 4 and 5 delivered to the Securities and Exchange Commission during fiscal year 2007, all current directors and officers of the Company filed on time all required reports pursuant to Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

      We have adopted the Code of Ethical Conduct that applies to the Company's principal executive officer, principal financial officer, principal accounting officer, controller or person performing similar functions (collectively, the “Financial Managers”). The Code of Ethical Conduct is designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. The full text of our Code of Ethical Conduct is published on our website at www.digipwr.com. DPC shall disclose any substantive amendments to the Code of Ethical Conduct or any waivers, explicit or implicit from a provision of the code on its website at www.digipwr.com or in a report on Form 8-K.

The policy of the Nominating Committee regarding the consideration of director candidates recommended by its shareholders is that the Nominating Sub-Committee will consider such candidates on the same basis that it considers its own recommended candidates. If a shareholder wishes to formally place a candidate’s name for consideration, he or she must do so in accordance with the provisions of the Company’s Bylaws. Suggestions for candidates to be considered by the Board must be sent to Chief Financial Officer, Corporate Secretary

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the annual compensation paid by us to our named executive officers for services to us in all capacities during 2007 and 2006.

SUMMARY COMPENSATION TABLE

				Long Term Compensation
		Annual Compensation		Awards		Payouts
				Restricted
Name and			Other Annual	Stock	Option	LTIP
Principal		Salary	Compensation	Award(s)	Awards	Payouts	All Other	Total
Position	Year	($)	($)	($)	($)	($)	Compensation	Compensation
Jonathan Wax,	2006	$162,323	$15,820	-	4,874	-	-	$183,017
Chief Executive
Officer	2007	$162,323	$19,167	-	14,103	-	-	$195,593

Leo Yen	2006	$39,600	$30,104	-	3,741	-	-	$73,445
Chief Financial
Officer (1)	2007	$36,720	$6,242	-	4,024	-	-	$46,986

(1) Mr. Leo Yen served as the Company’s Chief Financial Officer until September 30, 2007, after which time he was replaced by Mr. Friedlander.

The following table sets forth the annual compensation paid by us to our directors during 2007.

DIRECTOR COMPENSATION TABLE(1)

	Fees Earned
	or Paid in	Options	All Other	Total
	Cash	Awards	Compensation	Compensation
Name	($)	($)	($)	($)
Ben-Zion Diamant	$-	-	-	$-
Amos Kohn	$10,000	2,012	0	$12,012
Yeheskel Manea	$15,000	2,012	0	$17,012
Benjamin Kiryati	$2,500	682	0	$3,182

(1) As an employee director of the Company, Mr. Wax was not paid any additional compensation for his service on the Company’s Board of Directors.

Independent directors receive $10,000 annually for serving on the Board. The director designated by the Board as the Audit Committee Financial Expert, receives an additional annual fee of $5,000 for serving as the Financial Expert.

In accordance with the Company’s 2002 Stock Option Plan, each independent director receives a grant of 10,000 stock options upon joining the Board. In addition, subject to Board approval, each independent director may be granted on an annual basis, stock options for 10,000 shares of Common Stock. Options vest over four years. Each option has an exercise price equal to the fair market value of the Common Stock on the grant date and a maximum term of ten years, subject to earlier termination following the optionee’s cessation of Board service.

Employment Agreements

In January 2004, the Company entered into an employment agreement with Mr. Jonathan Wax, President and Chief Executive Officer. The agreement has a term of one year with annual renewals thereafter. Annual compensation is $165,000. In the event of a change in control or early termination without cause, it will be required to pay Mr. Wax a year’s compensation. As a part of the employment contract, Mr. Wax was granted options to purchase 150,000 shares, 37,500 shares vested immediately and the remainder vested over three years. As of December 2005, all options were accelerated as part as the company stock options acceleration.

Effective March 31, 2008, the Employment Agreement was terminated pursuant to the Separation Agreement. Under the terms of the Separation Agreement, Mr. Wax was granted certain severance benefits, including (i) payment by the Company of $165,000 less certain deductions, payable in four quarterly installments beginning April 1, 2008; (ii) continued payments of the Company’s portions of the cost of providing certain health benefits to Mr. Wax for one year, unless such coverage is sooner obtained by Mr. Wax from another source; and (iii) the ability to exercise any vested options until September 30, 2008. Mr. Wax is also subject to a one-year limitation on solicitation of any employee or contractor of the Company under the terms of the Separation Agreement, and is not permitted to use any confidential information of the Company to solicit its customers. As part of the Separation Agreement, Mr. Wax resigned from his position as director of the Company effective February 29, 2008. The Separation Agreement also contained releases of claims by both parties.

On August 13, 2002, Mr. Friedlander was granted options to purchase 10,000 shares at an exercise price of $0.55 and on February 28, 2005, Mr. Friedlander was grated options to purchase 5,000 shares at an exercise price of $1.19 per share. Both grants were under the terms of the Company’s 2002 Stock Option Plan. The shares vest over a four year period. As of December 31, 2007, 12,500 shares were vested

The Compensation Committee of the Board reviews and approves executive compensation policies and practices, reviews the salaries and the bonuses of the officers, including the Chief Executive Officer and Chief Financial Officer, administers the Company’s stock option plan and other benefit plans, and considers other matters as may, from time to time, be referred to it by the Board

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Iptions (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jonathan Wax	150,000	-	-	$0.99	1/16/2014	-	-	-	-
	50,000			$1.70	3/4/2017	50,000	$68,500

Uri Friedlander	10,000			$0.55	8/10/2012	-	-	-	-
	5,000			$1.19	2/26/2015	2,500	$3,425

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2007:

	Shares Beneficially Owned(1)
Name & Address of Beneficial Owner	Number		Percent
Telkoor Telecom Ltd. 5 Giborei Israel Netanya 42293 Israel	2,897,110		43.8%
Ben-Zion Diamant	3,264,614	(2)	47.9%
Jonathan Wax	367,504	(3)	5.4%
Yeheskel Manea	40,000	(4)	*
Amos Kohn	40,000	(4)	*
Benjamin Kiryati	20,000
Uri Friedlander	15,000	(4)
Digital Power ESOP 41324 Christy Street Fremont, CA 94538	167,504		2.5%
Barry W. Blank P.O. Box 32056 Phoenix, AZ 85064	615,830		9.3%
All directors and executive officers as a group (5 persons)	3,564,614	(5)	49.40%

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

(3)	Includes options to purchase 200,000 shares owned by Mr. Wax and 167,504 shares owned by Digital Power ESOP of which Mr. Wax is trustee and may be deemed beneficial owner.

(4)	Includes options to purchase 75,000 shares exercisable within 60 days.

(5)
Includes 2,897,110 shares owned by Telkoor Telecom Ltd., which may be deemed beneficially owned by Mr. Diamant, options to purchase 500,000 shares owned by directors, and 167,504 shares owned by Digital Power ESOP of which Mr. Wax and Mr. Diamant are trustees and may be deemed beneficial owners.

			Number of securities remaining
	Number of securities to be	Weighted-average	avilable for future
	issued upon exercise of	exercise price of	issuance under equity
	outstanding options,	outstanding options,	comp. plans (excluding
	warrants and rights	warrants and rights	securities in column (a))
Name	(a)	(b)	(c)
Equity compensation plans approved by security holders	950,190	$1.18	704,715
Equity compensation plans not approved by security holders	150,000	$0.99	-

TOTAL	1,100,190	$1.14	704,715

On January 17, 2004, the Board granted 150,000 options that are not part of compensation plans approved by the security holders. There are options to purchase 150,000 shares of common stock granted in fiscal 2004 to the Company’s Chief Executive Officer and President at an exercise price of $0.99, vest 25% annual, beginning January 17, 2004.

During 2002, we issued warrants to purchase 10,000 shares of Common Stock to our landlord at an exercise price of $1.00 per share and 40,000 shares of Common Stock to Silicon Valley Bank at and exercise price of $1.00 per share. The warrants are expiring in 2012.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Family Relationships

Two of Mr. Manea's children are married to two of Mr. Diamant's children. Mr. Diamant’s son, Ran Diamant, who is also Mr. Manea’s son in law, serves as Telkoor’s Corporate Secretary and Controller. There are no other relations.

Business Relations

Mr. Leo Yen served as the Company’s Chief Financial Officer until September 30, 2007, and is the President of Sagent Management, a financial and tax consulting firm. Sagent Management was hired by the Company to prepare and file the Company’s tax returns and provide other accounting services. The Company paid Sagent Management for these services. In addition, the Company paid Sagent Management for Mr. Yen’s services as the Company’s CFO. The aggregate fees billed by Sagent Management for professional services rendered in fiscal years ended December 31, 2007 and December 31, 2006, were $45,976 and $ 69,704, respectively.

Telkoor Telecom Ltd. ("Telkoor"), is one of DPC's third party subcontractors for manufacturing capabilities in production of the products which DPC sells. Transactions with Telkoor are derived mainly from the purchase of power supplies. For the year ended December 31, 2007 and for the year ended December 31,2006 we purchased from Telkoor $5,142,000 and $4,974,000 respectively.

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

Independent Directors:

The following persons are considered independent directors:

Yeheskel Manea
Amos Kohn
Benjamin Kiryati

The Company uses its own definition of what constitutes independence and this will be included in future proxy statements.

ITEM 13. EXHIBITS

(a) Exhibits

3.1	Amended and Restated Articles of Incorporation of Digital Power Corporation(1)

3.2	Amendment to Articles of Incorporation(1)

3.3	Bylaws of Digital Power Corporation(1)

4.1	Specimen Common Stock Certificate(2)

4.2	Specimen Warrant(1)

4.3	Representative's Warrant(1)

10.1	Revolving Credit Facility with San Jose National Bank(1)

10.2	KDK Contract(1)

10.3	Agreement with Fortron/Source Corp.(1)

10.4	Employment Agreement With Robert O. Smith(2)

10.5	1996 Stock Option Plan(1)

10.6	Gresham Power Asset Purchase Agreement(3)

10.7	1998 Stock Option Plan

10.8	Technology Transfer Agreement with KDK Electronics(4)

10.9	Loan Commitment and Letter Agreement(5)

10.10	Promissory Note(5)

10.11	Employment Agreement with Robert O. Smith (6)

10.12	Securities Purchase Agreement between the Company and Telkoor Telecom, Ltd. (now Telkoor Power Ltd.) (7)

10.11	Securities Purchase Agreement between the Company and Telkoor Telecom, Ltd. (now Telkoor Power Ltd.) (8)

10.12	Employment Letter with David Amitai (9)

10.13	Employment Agreement with Jonathan Wax (9)

10.14	Convertible Note with Telkoor Power Ltd. (10)

10.15	Separation Agreement with Jonathan Wax

14	Code of Ethics

21.1	The Company's sole subsidiary is Digital Power Limited, a corporation formed under the laws of the United Kingdom.

23.1	Consent of Ernst & Young

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

99.1	Charter of the Board’s Audit Committee

99.2	Charter of the Board’s Nominating and Corporate Governance Committee

(1)	Previously filed with the Commission on October 16, 1996, to the Company's Registration Statement on Form SB-2.

(2)	Previously filed with the Commission on December 3, 1996, to the Company's Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2.

(3)	Previously filed with the Commission on February 2, 1998, to the Company's Form 8-K.

(4)	Previously filed with the Commission with its Form 10-QSB for the quarter ended September 30, 1998.

(5)	Previously filed with the Commission with its Form 10-KSB for the year ended December 31, 1998.

(6)	Previously filed with the Commission with its Form 10-KSB for the year ended December 31, 1999.

(7)	Previously filed with the Commission with its Form 8-K filed on November 21, 2001.

(8)	Previously filed with the Commission with its Form 8-K filed on January 14, 2004.

(9)	Previously filed with the Commission with its Form 10-KSB for the year ended December 31, 2003.

(10)	Previously filed with the Commission with its Form 8-K filed on February 9, 2005.

(11)	Previously filed with the Commission with its Form 8-K filed on February 8, 2006.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

E&Y served as our independent auditors for the annual audit since the fiscal year ended December 31, 2002. In accordance with a resolution of the Audit Committee, this appointment is being presented to shareholders for ratification at this meeting. If the shareholders do not ratify the appointment of E&Y, the Audit Committee will reconsider their appointment. A representative of E&Y will be present at the annual meeting and will have the opportunity to make a statement if desired, and be available to answer any questions from stockholders.

Related Business

E&Y serves also as the independent auditors of Telkoor, the largest shareholder of the Company. The Company’s business and Telkoor’s business are handled by separate teams within E&Y.

Audit Fees

The aggregate fees billed by E&Y for professional services rendered for the audit of the Company's financial statements for the fiscal years ended December 31, 2007 and December 31, 2006, were $123,000 and $123,000, respectively.

Audit-Related Fees

The aggregate fees billed for assurance and related services by the principal accountant, which are reasonably related to the performance of the audit or review of the Company's financial statements for the fiscal years ended December 31, 2007, and December 31, 2006, were $0 for each such year.

Tax Fees

The aggregate fees billed for tax compliance, tax advice, and tax planning rendered by our independent auditors for the fiscal years ended December 31, 2007, and December 31, 2006, were $0 for each such year.

All Other Fees

The aggregate fees billed for all other professional services rendered by the Company’s independent auditors for the fiscal years ended December 31, 2007, and December 31, 2006, were $0 and $0, respectively.

The Audit Committee approved 100% of the fees paid to the principal accountant for audit-related, tax and other, fees in fiscal 2007. The Audit Committee pre-approves all non-audit services to be performed by the auditor in accordance with the Audit Committee Charter.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL POWER CORPORATION, a California Corporation

Dated: March 31, 2008	/s/ Ben-Zion Diamant
Ben-Zion Diamant,
Chief Executive Officer (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2008	/s/ Ben Zion Diamant
Ben Zion Diamant, Chairman

Dated: March 31, 2008	/s/ Ben-Zion Diamant
Ben-Zion Diamant,
Chief Executive Officer (Principal Executive Officer)

Dated: March 31, 2008	/s/ Amos Kohn
Amos Kohn, Director

Dated: March 31, 2008	/s/ Yeheskel Manea
Yeheskel Manea, Director

Dated: March 31, 2008	/s/ Benjamin Kiryati
Benjamin Kiryati, Director

Dated: March 31, 2008	/s/ Uri Friedlander
Uri Friedlander, Chief Financial Officer
(Principal Accounting and Financial Officer)