Form 10-Q
period 2008-03-31
DIGITAL POWER CORP
filed 2008-05-15
CIK 896493

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

COMMISSION FILE NUMBER 1-12711

DIGITAL POWER CORPORATION
(Exact name of small business issuer as specified in its charter)

California	94-1721931
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

41324 Christy Street, Fremont, CA 94538-3158
(Address of principal executive offices)

(510) 657-2635
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

DIGITAL POWER CORPORATION

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Number of shares of common stock outstanding as of May 8, 2008: 6,615,708

- - - - - - -

DIGITAL POWER CORPORATION

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2008

IN U.S. DOLLARS

UNAUDITED

ERNST & YOUNG

The Board of Directors
Digital Power Corporation

Re:	Review of unaudited interim consolidated financial statements for the three-month period ended March 31, 2008

We have reviewed the accompanying consolidated balance sheet of Digital Power Corporation ("the Company") and its subsidiary as of March 31, 2008, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2008 and 2007, and the statement of changes in shareholders' equity for the three-month period ended March 31, 2008. These financial statements are the responsibility of the Company's management.

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

Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER
May 15, 2008	A Member of Ernst & Young Global

DIGITAL POWER CORPORATION

CONSOLIDATED BALANCE SHEET

U.S. dollars in thousands (except share and per share data)

March 31, 2008
Unaudited

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,516
Restricted cash	105
Trade receivables, net of allowance for doubtful accounts of $ 105	2,607
Prepaid expenses and other receivables	152
Inventories	1,644

Total current assets	6,024

PROPERTY AND EQUIPMENT, NET	155

LONG TERM DEPOSITS	41
Total assets	$6,220

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$656
Related parties - trade payables	1,206
Deferred revenues	10
Other current liabilities	735

Total current liabilities	2,607

SHAREHOLDERS' EQUITY:
Share capital:
Series A redeemable, convertible Preferred shares, no par value: 500,000 shares authorized, 0 shares issued and outstanding at March 31, 2008
Preferred shares, no par value: 1,500,000 shares authorized, 0 shares issued and outstanding at March 31, 2008
Common shares, no par value: 30,000,000 shares authorized; 6,615,708 shares issued and outstanding at March 31, 2008
Additional paid-in capital	13,918
Accumulated deficit	(10,503)
Accumulated other comprehensive income	198

Total shareholders' equity	3,613

Total liabilities and shareholders' equity	$6,220

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

U.S. dollars in thousands, except share and per share data

	Three months ended March 31,
	2008	2007
	Unaudited

	$3,169	$2,742
	2,345	1,967

Gross profit	824	775

Operating expenses:
Engineering and product development	160	221
Selling and marketing	270	229
General and administrative	559	300

Total operating expenses	989	750

Operating income (loss)	(165)	25
Financial income (expenses), net	4	16

Net income (loss)	$(161)	$41

Basic and diluted net earnings per share	$(0.024)	$0.006

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
U.S. dollars in thousands, except share data

					Accumulated
			Additional		other	Total other	Total
	Common shares		paid-in	Accumulated	comprehensive	comprehensive	shareholders'
	Number	Amount	capital	deficit	income	income	equity

Balance as of January 1, 2008	6,615,708	$-	$13,885	$(10,342)	$200		$3,743

Stock compensation related to options granted to Telkoor's employees	-	-	12	-	-		12
Stock compensation related to options granted to employees			21	-			21
Comprehensive loss:
Net income	-	-	-	(161)	-	$(161)	(161)
Foreign currency translation adjustments	-	-	-	-	(2)	(2)	(2)
Total other comprehensive income						$(163)

Balance as of March 31, 2008 (unaudited)	6,615,708	$-	$13,918	$(10,503)	$198		$3,613

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Three months ended March 31,
	2008	2007
	Unaudited
Cash flows from operating activities:

Net income (loss)	$(161)	$41
Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	25	19
Stock compensation related to options granted to employees	21	12
Stock compensation related to options granted to Telkoor's employees	12	12
Decrease in trade receivables, net	143	426
Increase in prepaid expenses and other receivables	(46)	(47)
Decrease (increase) in inventories	12	(317)
Decrease in accounts payable and related parties- trade payables	(273)	(203)
Increase (decrease) in deferred revenues and other current liabilities	319	(195)

Net cash provided by (used in) operating activities	52	(252)

Cash flows from investing activities:

-
Proceeds from (purchase of) property and equipment, net	18	(18)

Net cash provided by (used in) investing activities	18	(18)

Effect of exchange rate changes on cash and cash equivalents	3	1

Increase (decrease) in cash and cash equivalents	73	(269)
Cash and cash equivalents at the beginning of the period	1,443	1,494

Cash and cash equivalents at the end of the period	$1,516	$1,225

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

a.
The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2007, are applied consistently in these financial statements. In addition, the following accounting policy is applied:

The accompanying unaudited consolidated financial statements as of March 31, 2008, and for the three months ended March 31, 2008 and 2007 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of the financial condition and results of operations, contained in the Company Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2008.

b.	Accounting for stock-based compensation:

The Company has several stock-based employee compensation plans, which are described more fully in Note 4. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), "Share-Based Payment" ("SFAS 123(R)"), using the modified-prospective-transition method.

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

DIGITAL POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 3:-	INVENTORIES

March 31, 2008
Unaudited

Raw materials, parts and supplies	$306
Work in progress	194
Finished products	1144

$1,644

NOTE 4:-	ACCOUNTING FOR STOCK BASED COMPENSATION

a.	Share Option Plans:

1.	Under the Company's stock option plans, options may be granted to employees, officers, consultants, service providers and directors of the Company or its subsidiaries.

2.
As of March 31, 2008, the Company has authorized, by several Incentive Share Option Plans, the grant of options to officers, management, other key employees and others of up to 2,272,000 of the Company's Common shares. As of March 31, 2008, an aggregate of 735,870 of the Company's options are still available for future grant.

3.
The options granted generally become fully exercisable after four years and expire no later than 10 years from the approval date of the option plan under the terms of grant. Any options that are forfeited or cancelled before expiration become available for future grants.

A summary of the Company's employee share option activity (except options to consultants and service providers) and related information is as follows:

	Three months ended March 31, 2008
	Amount of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value *)
Outstanding at the beginning of the period	930,190	$1.15

Expired	(31,155)	$2.31
Outstanding at the end of the period	899,035	$1.11	5.96	353

Exercisable options at the end of the period	751,535	$1.03	5.45	338

*)	Calculation of aggregate intrinsic value is based on the share price of the Company's Common stock as of March 31, 2008 ($ 1.41 per share).

DIGITAL POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 4:-	ACCOUNTING FOR STOCK BASED COMPENSATION (Cont.)

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

No options were granted during the first quarter of 2008.

As of March 31, 2008, there was $ 122 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a period of 4 years.

b.	Employee Stock Ownership Plan:

The Company has an Employee Stock Ownership Plan ("ESOP") covering eligible employees. The ESOP provides for the Employee Stock Ownership Trust ("ESOT") to distribute shares of the Company's Common shares as retirement benefits to the participants. The Company has not distributed shares since 1998. As of March 31, 2008, the outstanding Common shares held by the ESOT amount to 167,504 shares.

NOTE 5:-   NET EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of the basic and diluted net earnings (loss)per share:

1. Numerator:
	Three months ended March 31,
	2008	2007

Net income (loss) available to Common stockholders	$(161)	$41

2. Denominator:

Denominator for basic net earnings per share of weighted average number of Common stock	6,615,708	6,610,708
Effect of dilutive securities:
Employee stock options	-	346,182
Convertible note		-

Denominator for diluted net earnings per share of Common stock	6,615,708	6,956,890

DIGITAL POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 6:-	SEGMENTS, MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

The Company has two reportable geographic segments, see Note 1 for a brief description of the Company's business. The data is presented in accordance with Statement of Financial Accounting Standard No.131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS No. 131").

The following data presents the revenues, expenditures and other operating data of the Company's geographic operating segments:

	Three months ended March 31, 2008 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$1,149	$2,020	$-	$3,169
Intersegment revenues	29	-	(29)	-

Total revenues	$1,178	$2,020	$(29)	$3169

Depreciation expense	$8	$17	$-	$25

Operating income (loss)	$(243)	$78	$-	$(165)

Financial income, net				$4

Net income (loss)	$(236)	$75	$-	$(161)

Expenditures for segment assets,net as of March 31, 2008	$-	$8	$-	$8

Identifiable assets as of March 31, 2008	$2,413	$3,807	$-	$6,220

DIGITAL POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 6:-	SEGMENTS, MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION (Cont.)

	Three months ended March 31, 2007 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$1,203	$1,539	$-	$2,742
Intersegment revenues	36	-	(36)	-

Total revenues	$1,239	$1,539	$(36)	$2,742

Depreciation expense	$5	$14	$-	$19

Operating income (loss)	$(57)	$82	$-	$25

Financial income, net				$16

Net income (loss)	$(47)	$88	$-	$41

Expenditures for segment assets as of March 31, 2007	$-	$18	$-	$18

Identifiable assets as of March 31, 2007	$2,340	$3,035	$-	$5,375

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenues and earnings from operations of the Company. Factors that could cause actual results to differ materially include, in addition to other factors identified in this report, dependence on the electronic equipment industry, competition in the power supply industry, dependence on manufacturers in China and other risks factors detailed in the Company's Form 10-KSB for the year ended December 31, 2007. Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

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

THREE MONTHS ENDED MARCH 31, 2008, COMPARED TO MARCH 31, 2007

REVENUES
Total revenues increased by 15.6% to $3,169,000 for the first quarter ended March 31, 2008, from $2,742,000 for the first quarter ended March 31, 2007.

Revenues from the domestic operations of DPC decreased by 4.5% to $1,149,000 for the first quarter ended March 31, 2008, from $1,203,000 for the first quarter ended March 31, 2007. The decrease in product revenues is mainly attributed to maturation issues related to older product lines, offset partially by increase product revenue from the newer product lines.

Revenues from the Company’s European operations of (Digital Power, LTD) DPL increased 31.3% to $2,020,000 for the first quarter ended March 31, 2008, from $1,539,000 for the first quarter ended March 31, 2007. The increase in revenues is due to an increase in sales of our high density product lines offset partially by the decrease in sales of our older product lines.

Revenues from the military products of the Company decreased by 6.5% to $676,000 for the first quarter ended March 31, 2008, from $723,000 for the first quarter ended March 31, 2007. The decrease in military product revenues is mainly due to scheduling and lead-time requirements of customer orders.

Revenue from the commercial products of the Company increased by 23.5% to $2,493,000 from the first quarter ended March 31, 2008, from $2,019,000 for the first quarter ended March 31, 2007. The increase in commercial product revenues is mainly attributed to increase of revenues from the newer product lines offset partially by the declining demand on our older product lines.

GROSS MARGINS
Gross margins were 26.0% for the three months ended March 31, 2008, compared to 28.3% for the three months ended March 31, 2007. The decrease in gross margin is mainly due to the increase in revenues from our high density product lines which generate lower margins, and to inventory reserves.

ENGINEERING AND PRODUCT DEVELOPMENT
Engineering and product development expenses were 5.05% of revenues for the three months ended March 31, 2008, and 8.1 % for the three months ended March 31, 2007. The decrease is mainly due to lower consulting services expenses.

SELLING AND MARKETING
Selling and marketing expenses were 8.5% of revenues for the three months ended March 31, 2008, compared to 8.4% for the three months ended March 31, 2007. Actual dollar expenditures increased by $41,000 partially due to the addition of one sales person.

GENERAL AND ADMINISTRATIVE
General and administrative expenses were 17.6% of revenues for the three months ended March 31, 2008 compared to 10.9% for the three months ended March 31, 2007. In actual dollars, general and administrative expenses increased by $259,000, mainly due to the accrual of all liabilities in relation to the separation agreement with the Company’s former President and Chief Executive Officer.

FINANCIAL INCOME
Net financial income was $4,000 for the three months ended March 31, 2008, compared to net financial expense of $16,000 for the three months ended March 31, 2007. Financial income is mainly from interest received from cash and cash equivalents.

NET INCOME (LOSS)
Net loss for the three months ended March 31, 2008, was $161,000 compared to net income of $41,000 for the three months ended March 31, 2007, primarily due to accrued liabilities in relation to the separation agreement of the former President and Chief Executive Officer

LIQUIDITY AND CAPITAL RESOURCES
On March 31, 2008, the Company had cash, cash equivalent and a short-term bank deposit of $1,516,000 and working capital of $3,417,000. This compares with cash and cash equivalent of $1,225,000 and working capital of $3,373,000 on March 31, 2007. The increase in working capital is mainly due to an increase in cash and cash equivalent, an increase in trade receivables, offset partially by a decrease in inventory, and an increase in related party trade payables and in other current liabilities.

Cash provided by operating activities for the Company totaled $52,000 for the three months ended March 31, 2008, compared to cash used of $252,000 for the three months ended March 31, 2007. The cash provided by operating activities was mainly from decrease in trade receivable and an increase in current liabilities.

Cash provided by investing activities was $18,000 for the three months ended March 31, 2008, compared to cash used of $18,000 for the three months ended March 31, 2007. Cash provided by investing activities is due to proceeds received from the landlord for leasehold improvements completed and expensed during the prior quarter in the new location in Fremont, California.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to “smaller reporting companies.”

ITEM 4T CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect these controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITAR (International Trafficking and Arms Regulation): The Company filed a voluntary disclosure with the United States State Department regarding violations of the ITAR it discovered. On April 22, 2008, the company received a notice from the State Department closing this case without taking civil penalty action. In addition, the Company has filed applications with the State Department to register as a “Broker” and “Manufacturer/Exporter” of Defense Articles/Services under the ITAR.

ITEM 1A. RISK FACTORS

Not applicable to “smaller reporting companies.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

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

DIGITAL POWER CORPORATION
(Registrant)

Date:	_________	__________________________
Ben-Zion Diamant,
Chief Executive Officer
(Principal Executive Officer)

Date:	_________	__________________________
Uri Friedlander,
Chief Financial Officer
(Principal Financial Officer)