Form 10-Q
period 2008-06-30
DIGITAL POWER CORP
filed 2008-08-14
CIK 896493

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________ .

Commission file number 1-12711

DIGITAL POWER CORPORATION
(Exact name of small business issuer as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-1721931 (I.R.S. Employer Identification Number)

41324 Christy Street
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
Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☑

At August 1, 2008, the registrant had outstanding 6,615,708 shares of common stock.

DIGITAL POWER CORPORATION

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

	Consolidated Balance Sheet as of June 30, 2008	3

	Consolidated Statements of Income for the six months ended June 30, 2008 and June 30, 2007 and for the three months ended June 30, 2008 and June 30, 2007	4

	Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2008	5

	Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and June 30, 2007	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operation	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4T.	Controls and Procedures	15

PART II – OTHER INFORMATION		15

Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other Information	21
Item 6.	Exhibits	21

SIGNATURES		22

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGITAL POWER CORPORATION
CONSOLIDATED BALANCE SHEET

U.S. dollars in thousands (except share and per share data)

June 30,
2008
Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,564
Restricted cash	105
Trade receivables, net of allowance for doubtful accounts of $ 105	2,688
Prepaid expenses and other accounts receivable	139
Inventories	1,459

Total current assets	5,955

PROPERTY AND EQUIPMENT, NET	161

LONG-TERM DEPOSITS	41

Total assets	$6,157

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$768
Related parties - trade payables	939
Deferred revenues	9
Other current liabilities	584

Total current liabilities	2,300

SHAREHOLDERS' EQUITY:
Share capital -
Series A redeemable, convertible Preferred shares, no par value - 500,000 shares authorized, 0 shares issued and outstanding at June 30, 2008	-
Preferred shares, no par value - 1,500,000 shares authorized, 0 shares issued and outstanding at June 30, 2008	-
Common shares, no par value - 30,000,000 shares authorized; 6,615,708 shares issued and outstanding at June 30, 2008	-
Additional paid-in capital	13,944
Accumulated deficit	(10,288)
Accumulated other comprehensive income	201

Total shareholders' equity	3,857

Total liabilities and shareholders' equity	$6,157

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

U.S. dollars in thousands, except per share data

	Six months ended June 30,		Three months ended June 30,
	2008	2007	2008	2007
	Unaudited

Revenues	$6,516	$5,278	$3,347	$2,536
Cost of revenues	4,833	3,939	2,488	1,972

Gross profit	1,683	1,339	859	564

Operating expenses:
Engineering and product development	302	402	142	181
Selling and marketing	460	478	190	249
General and administrative	880	634	321	334

Total operating expenses	1,642	1,514	653	764

Operating income (loss)	41	(175)	206	(200)
Financial income, net	13	29	9	13

Income (loss) before income taxes	54	(146)	215	(187)
Income taxes	-	9	-	9

Net (loss) income	$54	$(155)	$215	$(196)

Basic net earnings (loss) per share	$0.008	$(0.023)	$0.032	$(0.030)

Diluted net earnings (loss) per share	$0.008	$(0.023)	$0.031	$(0.030)

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

U.S. dollars in thousands, except share data

					Accumulated
			Additional		other	Total other	Total
	Common shares		paid-in	Accumulated	comprehensive	comprehensive	shareholders'
	Number	Amount	capital	deficit	income	income	equity

Balance as of January 1, 2008	6,615,708	$-	$13,885	$(10,342)	$200		$3,743

Stock compensation related to options granted to Telkoor's employees	-	-	21	-	-	-	21
Stock compensation related to options granted to employees	-	-	38	-	-	-	38
Comprehensive loss:
Net income	-	-	-	54	-	$54	54
Foreign currency translation adjustments	-	-	-	-	1	1	1
Total other comprehensive income		-				$55

Balance as of June 30, 2008 (unaudited)	6,615,708	$-	$13,944	$(10,288)	$201		$3,857

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Six months ended June 30,
	2008	2007
	Unaudited
Cash flows from operating activities:

Net (loss) income	$54	$(155)
Adjustments required to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	46	34
Stock compensation related to options granted to employees	21	26
Stock compensation related to options granted to Telkoor's employees	38	24
Decrease in trade receivables, net	62	481
Increase in prepaid expenses and other accounts receivable	(33)	(12)
Decrease (increase) in inventories	197	(10)
Decrease in accounts payable and related parties-trade payables	(429)	(400)
Decrease (increase) in deferred revenues and other current liabilities	167	(60)

Net cash provided by (used in) operating activities	123	(72)

Cash flows from investing activities:

Purchase of property and equipment	(5)	(25)

Net cash used in investing activities	(5)	(25)

Effect of exchange rate changes on cash and cash equivalents	3	30

Increase (decrease) in cash and cash equivalents	121	(67)
Cash and cash equivalents at the beginning of the period	1,443	1,494

Cash and cash equivalents at the end of the period	$1,564	$1,427

Supplemental disclosure of non-cash activities:

Adjustments on account of change in accounting for uncertainties in income taxes	$-	$6

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

The accompanying unaudited consolidated financial statements as of June 30, 2008, and for the six months ended June 30, 2008 and 2007 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of the financial condition and results of operations, contained in the Company Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The results of operations for the six months ended June 30, 2008, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2008.

b.	Accounting for stock-based compensation:

The Company has several stock-based employee compensation plans, which are described more fully in Note 4. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), "Share-Based Payment" ("SFAS 123(R)"), using the modified-prospective-transition method.

The Company and its subsidiary apply SFAS 123 and Emerging Issues Task Force No. 96-18 "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18"), with respect to options issued to non-employees. SFAS 123 requires use of an option valuation model to measure the fair value of the options at the grant date.

NOTE 3:-	INVENTORIES

June 30, 2008
Unaudited
Raw materials, parts and supplies	$316
Work in progress	213
Finished products	930

$1,459

DIGITAL POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 4:-	ACCOUNTING FOR STOCK BASED COMPENSATION

a.	Share option plans:

1.	Under the Company's share option plans, options may be granted to employees, officers, consultants, service providers and directors of the Company or its subsidiary.

2.
As of June 30, 2008, the Company has authorized, by several Incentive Share Option Plans, the grant of options to officers, management, other key employees and others of up to 2,272,000 of the Company's Common shares. As of June 30, 2008, an aggregate of 735,870 of the Company's options are still available for future grant.

3.
The options granted generally become fully exercisable after four years and expire no later than 10 years from the approval date of the option plan under the terms of grant. Any options that are forfeited or cancelled before expiration become available for future grants.

A summary of the Company's employee share option activity (except options to consultants and service providers) and related information is as follows:

	Six months ended June 30, 2008
	Amount of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value*
Outstanding at the beginning of the period	930,190	$1.15

Expired	(31,155)	$2.31
Outstanding at the end of the period	899,035	$1.11	5.71	45

Exercisable options at the end of the period	747,535	$1.03	5.21	45

*	Calculation of aggregate intrinsic value is based on the share price of the Company's Common share as of June 30, 2008 ($0.86 per share).

DIGITAL POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 4:-	ACCOUNTING FOR STOCK BASED COMPENSATION (Cont.)

Under the provisions of SFAS 123(R), the fair value of each option is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions such as stock price on the date of the grant, exercise price, risk-free interest rate, expected volatility, expected life and expected dividend yield of the option. Because Black-Scholes option valuation models incorporate various judgmental assumptions for inputs, as described above. Expected volatility is based exclusively on historical volatility of the entity's stock as allowed by SFAS 123(R). The Company uses historical information with respect to the employee options exercised to estimate the expected term of options granted, representing the period of time that options granted are expected to be outstanding. The risk-free interest rate of period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

No options were granted during the first six months of 2008.

As of June 30, 2008, there was $ 113 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a period of two years.

b.	Employee Stock Ownership Plan:

The Company has an Employee Stock Ownership Plan ("ESOP") covering eligible employees. The ESOP provides for the Employee Stock Ownership Trust ("ESOT") to distribute shares of the Company's Common stock as retirement benefits to the participants. The Company has not distributed shares since 1998. As of June 30, 2008, the outstanding Common shares held by the ESOT amount to 167,504 shares.

NOTE5:-	NET EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of the basic and diluted net earnings (loss) per share:

1.	Numerator:

	Six months ended June 30,		Three months ended June 30,
	2008	2007	2008	2007
	Unaudited

Net income (loss) available to Common shareholders	$54	$(155)	$215	$(196)

2.	Denominator:

Denominator for basic net earnings per share of weighted average number of Common shares	6,615,708	6,610,708	6,615,708	6,610,708
Effect of dilutive securities:
Employee stock options	150,336	-	169,397	-

Denominator for diluted net earnings per Common share	6,766,044	6,610,708	6,785,105	6,610,708

DIGITAL POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 6:-	SEGMENTS, MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

The Company has two reportable geographic segments, see Note 1 for a brief description of the Company's business. The data is presented in accordance with Statement of Financial Accounting Standard No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS No. 131").

The following data presents the revenues, expenditures and other operating data of the Company's geographic operating segments:

	Six months ended June 30, 2008 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$2,406	$4,110	$-	$6,516
Intersegment revenues	120	-	(120)	-

Total revenues	$2,526	$4,110	$(120)	$6,516

Depreciation expense	$15	$31	$-	$46

Operating income (loss)	$(272)	$313	$-	$41

Financial income, net				$13

Net income (loss)	$(256)	$310	$-	$54

Expenditures for segment assets, net as of June 30, 2008	$-	$31	$-	$31

Identifiable assets as of June 30, 2008	$2,134	$4,023	$-	$6,157

DIGITAL POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 6:-	SEGMENTS, MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION (Cont.)

	Six months ended June 30, 2007 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$2,314	$2,964	$-	$5,278
Intersegment revenues	88	-	(88)	-

Total revenues	$2,402	$2,964	$(88)	$5,278

Depreciation expense	$9	$25	$-	$34

Operating income (loss)	$(230)	$55	$-	$(175)

Financial income, net				$29

Net income (loss)	$(211)	$56	$-	$(155)

Expenditures for segment assets as of June 30, 2007	$-	$25	$-	$25

Identifiable assets as of June 30, 2007	$2,212	$2,985	$-	$5,197

	Three months ended June 30, 2008 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$1,257	$2,090	$-	$3,347
Intersegment revenues	91	-	(91)

Total revenues	$1,348	$2,090	$(91)	$3,347

Depreciation expense	$7	$14	$-	$21

Operating (loss)	$22	$184	$-	$206

Financial income, net				$9

Net (loss)	$31	$184	$-	$215

Expenditures for segment assets as of June 30, 2008	$-	$23	$-	$23

Identifiable assets as of June 30, 2008	$2,134	$4,023	$-	$6,157

DIGITAL POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 6:-	SEGMENTS, MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION (Cont.)

	Three months ended June 30, 2007 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$1,111	$1,425		$$2,536
Intersegment revenues	52	-	(52)	-

Total revenues	$1,163	$1,425	$(52)	$2,536

Depreciation expenses	$4	$11	$-	$15

Operating loss	$(173)	$(27)	$-	$(200)

Financial income, net				$13

Net loss	$(164)	$(23)	$-	$(187)

Expenditures for segment assets as of June 30, 2007	$-	$7	$-	$7
Identifiable assets as of June 30, 2007	$2,212	$2,985	$-	$5,197

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on our expectations, beliefs, forecasts, intentions and future strategies and are signified by the words "expects," "anticipates," "intends," "believes" or similar language. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Part II, Item 1A. Risk Factors” and elsewhere in this report. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. All forward-looking statements included in this quarterly report are based on information available to us on the date of this report and speak only as of the date hereof. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

In this quarterly report, the “Company,” “we,” “us” and “our” refer to Digital Power Corporation, a California corporation, and our wholly-owned subsidiary, Digital Power Limited.

GENERAL

We are engaged in the business of designing, manufacturing and selling switching power supplies to the industrial, telecommunications, data communications, medical and military industries. Revenues are generated from sales to distributors and original equipment manufacturers (OEMs) in North America and Europe.

We have continued our efforts to develop advanced power products, to increase sales to existing and new customers, and to seek to manufacture our products in Asia and other strategic locations. While we believe our revenues have increased to a sufficient amount to offset our expenses, we may be subject to net losses in any individual quarter. We believe that our cash will be sufficient to fund any losses for at least 12 months.

Our corporate office, which contains our administrative, sales, and engineering functions, is located in Fremont, California (“DPC”). In addition, we have a wholly-owned subsidiary, Digital Power Limited (“DPL”), which is located in Salisbury, United Kingdom and does business as Gresham Power Electronics. DPL designs, manufactures and sells switching power supply products for the European market place, including power conversion products for naval and military applications and DC/AC inverters for the telecommunications industry.

THREE AND SIX MONTHS ENDED JUNE 30, 2008, COMPARED TO JUNE 30, 2007

Revenues

Our revenues increased by 32.0% to $3,347,000 for the three months ended June 30, 2008, from $2,536,000 for the three months ended June 30, 2007. The increase in revenues is mainly attributed to an increase of sales of our commercial products, particularly our high density product lines and products customized for particular customer applications. The increase in revenues from our commercial products during this period increased by 51.0% to $2,375,000 for the three months ended June 30, 2008, from $1,573,000 for the three months ended June 30, 2007. Revenue from sales of our military products increased slightly by 0.9% to $972,000 for the three months ended June 30, 2008, from $963,000 for the three months ended June 30, 2007.

Revenues from our U.S. operations increased by 13.1% to $1,257,000 for the three months ended June 30, 2008, from $1,111,000 for the three months ended June 30, 2007. Revenues from our European operations of DPL increased 46.7% to $2,090,000 for the three months ended June 30, 2008, from $1,425,000 for the three months ended June 30, 2007. The increases in our revenues from our U.S. and European operations are mainly attributed to an increase in sales of our commercial products, as discussed above.

For the six months ended June 30, 2008, our revenues increased by 23.5% to $6,516,000, from $5,278,000 for the six months ended June 30, 2007. Revenues from our commercial products increased by 35.5% to $4,868,000 for the six months ended June 30, 2008, from $3,592,000 for the six months ended June 30, 2007. Revenues from our military products decreased by 2.3% to $1,648,000 for the six months ended June 30, 2008, from $1,686,000 for the six months ended June 30, 2007. The overall increase in revenues is mainly attributed to an increase in sales of our commercial products, as discussed above.

For the six months ended June 30, 2008, revenues attributed to our U.S. operations increased by 4.0% to $2,406,000 from $2,314,000 for the six months ended June 30, 2007. The increase in product revenue is mainly attributed to an increase in sales of our military products, offset partially by a decrease in sales of our older product lines. Revenues from our European operations of DPL increased by 38.7% to $4,110,000 for the six months ended June 30, 2008, from $2,964,000 for the six months ended June 30, 2007. The increase in revenues is mainly attributed to increases in sales of our commercial products, as discussed above.

Gross Margins

Gross margins increased to 25.7% for the three months ended June 30, 2008, compared to 22.2% for the three months ended June 30, 2007. The lower gross margin for the three months ended June 30, 2007 was primarily due to a write-off charge of $140,000 for obsolete inventory in our European operations. Gross margins for the six months ended June 30, 2008 were 25.8% and were essentially flat compared to the gross margin of 25.4% for the six months ended June 30, 2007.

Engineering and Product Development

Engineering and product development expenses were $142,000, or 4.2% of revenues, for the three months ended June 30, 2008, compared to $181,000, or 7.1% of revenues for the three months ended June 30, 2007. The decrease was primarily due to lower salary and consulting expenses, including the cessation of consulting fees being paid on a project that had been completed. Engineering and product development expenses were $302,000, or 4.6% of revenues, for the six months ended June 30, 2008, compared to $402,000, or 7.6% of revenues, for the six months ended June 30, 2007. This decrease was primarily due to the increase in revenues from quarter to quarter, coupled with decreases in salary and consulting expenses described above.

Selling and Marketing

Selling and marketing expenses were $190,000, or 5.7% of revenues, for the three months ended June 30, 2008, compared to $249,000, or 9.8% of revenues, for the three months ended June 30, 2007. The decrease was primarily due to a decrease in salary and consulting expenses as a result of a decline in the number of our sales employees and consultants. We are currently seeking replacement personnel. Selling and marketing expenses were $460,000, or 7.1% of revenues, for the six months ended June 30, 2008, compared to $478,000, or 9.1% or revenues, for the six months ended June 30, 2007. The decrease was primarily due to the increase in revenues and, as discussed above, a lower headcount in sales employees and consultants.

General and Administrative

General and administrative expenses were $321,000, or 9.6% of revenues, for the three months ended June 30, 2008, compared to $334,000, or 13.2% or revenues, for the three months ended June 30, 2007. General and administrative expenses were $880,000, or 13.5% of revenues, for the six months ended June 30, 2008, compared to $634,000, or 12.0% or revenues, for the six months ended June 30, 2007. Expenditures increased in 2008 by $246,000 mainly due to the accrual of liabilities in relation to the separation agreement with our former President and Chief Executive Officer.

Financial Income

Financial income was $9,000 for the three months ended June 30, 2008, compared to financial income of $13,000 for the three months ended June 30, 2007. Financial income was $13,000 for the six months ended June 30, 2008, compared to financial income of $29,000 for the six months ended June 30, 2007. The decrease in financial income was due to primarily lower interest rates.

Net Income (Loss)

For the three months ended June 30, 2008, we had net income of $215,000 compared to a net loss of $196,000 for the three months ended June 30, 2007. The increase in net income is due to primarily an increase in revenues, coupled with a slight decrease in operating expenses. Net income for the six months ended June 30, 2008 was $54,000 compared to a net loss of $155,000 for the six months ended June 30, 2007. The increase in net income is due to primarily an increase in revenues.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2008, we had cash and cash equivalents of $1,564,000 and working capital of $3,655,000. This compares with cash and cash equivalents of $1,427,000 and working capital of $3,254,000 at June 30, 2007. The increase in working capital is mainly due to increases in cash, accounts receivable, offset partially by increase in other accrued liabilities, accounts payable and related parties trade payables, and deceases in inventory, prepaid expenses and other receivables.

Cash provided by operating activities totaled $123,000 for the six months ended June 30, 2008, compared to cash used in operating activities of $72,000 for the six months ended June 30, 2007. An increase in cash flow from operating activities was mainly due to an increase in net income, a decrease in inventory, and an increase in accrued liabilities, offset partially by decreases in accounts payable and related parties trade payables.

Net cash used in investing activities was $5,000 for the six months ended June 30, 2008, compared to net cash used in investing activities of $25,000 for the six months ended June 30, 2007. We believe we have adequate resources at this time to continue our operational and promotional efforts to increase sales in the electronic industry market. However, if we do not meet those goals, we may have to raise money through debts or equity, which may dilute shareholder's equity.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not included for a smaller business issuer.

ITEM 4T.	DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating our disclosure controls and procedures (as defined in the rules and regulations of the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this quarterly report, have concluded that as of such date, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls over Financial Reporting

During the period covered by this quarterly report, there were no significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See our disclosures under “Legal Proceedings” in our Form 10-KSB filed March 31, 2008 and our Form 10-Q filed May 15, 2008. There has been no material development of those proceedings since those respective filings.

ITEM 1A. RISK FACTORS

The risk factors listed in this section provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Readers should be aware that the occurrence of any of the events described in these risk factors could have a material and adverse effect on our business, results of operations and financial condition. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Although we experienced an operating profit during the six-month period ended June 30, 2008, we have historically experienced net losses and may experience net losses in the future.

For the six-month period ended June 30, 2008, we had an operating profit of $41,000. We had similar operating profits for the years ended December 31, 2007 and 2006. Although we have actively taken steps to reduce our costs, we could incur losses in the future until we increase revenues through the sale of current products and decrease manufacturing costs through a greater use of contract manufacturers in Asia and other strategic locations.

If our new development efforts fail to result in products which meet our customers’ needs, or if our customers fail to accept our new products, our revenues will be adversely affected.

We have recently introduced on a limited basis our high density products. The successful development, introduction and commercial success of reaching new market segments providing advanced power products and introducing new products will depend on a number of factors, including our ability to meet customer requirements, the existence of competitive products in the market, our ability to meet product cost targets generating acceptable margins, timely remediation of product performance issues, if any, identified during testing, product performance at customer locations, differentiation of our product from our competitors’ products, and management of customer expectations concerning product capabilities and life cycles.

We depend upon a few major customers for a majority of our revenues, and the loss of any of these customers, or the substantial reduction in the products that they purchase from us, would significantly reduce our revenues and net income.

We currently depend upon a few major OEMs and other customers for a significant portion of our revenues and we expect to continue to derive a significant portion of our revenues from a limited number of customers in the future. The loss of any of these customers or a substantial reduction in the products that they purchase from us would significantly reduce our revenues and net income. Furthermore, diversions in the capital spending of certain of these customers to new network elements have and could continue to lead to their reduced demand for our products, which could in turn have a material adverse affect on our business and results of operation. If the financial condition of one or more of our major customers should deteriorate, or if they have difficulty acquiring investment capital due to any of these or other factors, a substantial decrease in our revenues would likely result. Failure of our development efforts could adversely affect our operations, revenues and growth.

We are dependent on the electronic equipment and telecommunications industries.

Substantially all of our existing customers are in the electronic equipment and telecommunications industries, and they manufacture products that are subject to rapid technological change, obsolescence, and large fluctuations in demand. These industries are further characterized by intense competition. The OEMs serving these markets are pressured for increased product performance and lower product prices. OEMs, in turn, make similar demands on their suppliers, such as us, for increased product performance and lower prices. The telecommunication industry is inherently volatile. Recently, certain segments of the telecommunication and other electronic industries have experienced a significant softening in product demand. Such lower demand may affect our customers, in which case the demand for our products may decline and our growth could be adversely affected.

Revenues derived from sales of our military products are subject to military planning, strategies and funding by U.S. and European governments and could be adversely affected by changing government policies.

We in part rely on sales to customers who do business with U.S. and European governments. Reduced funding by these governments for ongoing defense procurement and research and development programs could result in cancelled or delayed contracts or lower sales of military products, all of which could adversely affect our operations, cash flow and ability to grow.

Our operating results may vary from quarter to quarter.

Our operating results have in the past been subject to quarter to quarter fluctuations, and we expect that these fluctuations will continue, and may increase in magnitude, in future periods. Demand for our products is driven by many factors, including the availability of funding for our products in customers’ budgets. There is a trend for some of our customers to place large orders near the end of a quarter or fiscal year, in part to spend remaining available budget funds. Seasonal fluctuations in customer demand for our products driven by budgetary and other reasons can create corresponding fluctuations in period-to-period revenues, and we therefore cannot assure you that our results in one period are necessarily indicative of our revenues in any future period. In addition, the number and timing of large individual sales and the ability to obtain acceptances of those sales, where applicable, has been difficult for us to predict, and large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or deferral of one or more significant sales in a quarter could harm our operating results. It is possible that in some quarters our operating results will be below the expectations of public market analysts or investors. In such events, or in the event adverse conditions prevail, the market price of our common stock may decline significantly.

We depend on Telkoor Telecom Ltd to design and manufacture many of our products.

We depend on Telkoor Telecom Ltd. ("Telkoor"), our largest shareholder and one of our third party subcontractors, for design and manufacturing capabilities for many of the products which we sell. If Telkoor is unable or unwilling to continue designing or manufacturing our products in required volumes on a timely basis, that could lead to loss of sales, and adversely affect our operating results and cash position. We also depend on Telkoor's intellectual property and ability to transfer production to third party manufacturers. Failure to obtain new products in a timely manner or delay in delivery of product to customers will have an adverse effect on our ability to meet our customers’ expectation. In addition, we operate in highly competitive markets where our ability to sell Telkoor’s products could be adversely affected by long lead-times and high costs of Telkoor’s products.

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

Since we do not own significant manufacturing facilities, we must rely on, and will continue to rely on, a limited number of outside parties to manufacture parts, components, and equipment. Our reliance upon such third party contractors involve several risks, including reduced control over manufacturing costs, delivery times, reliability, quality of components, unfavorable currency exchange fluctuations, and continued inflationary pressures on many of the raw materials used in the manufacturing of our products. If we were to encounter a shortage of key manufacturing components from limited sources of supply, or experience manufacturing delays caused by reduced manufacturing capacity, inability of our contract manufacturers to procure raw materials, the loss of key assembly subcontractors, difficulties associated with the transition to our new contract manufacturers or other factors, we could experience lost revenues, increased costs, delays in, cancellations or rescheduling of orders or shipments, any of which would materially harm our business.

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

We depend on sales of our legacy products for a meaningful portion of our revenues, but these products are mature and their sales will continue to decline.

A large portion of our sales have historically been attributable to our legacy products. We expect that these products may continue to account for a meaningful percentage of our revenues for the foreseeable future. However, these sales are declining. Although we are unable to predict future prices for our legacy products, we expect that prices for these products will continue to be subject to significant downward pressure in certain markets for the reasons described above. Accordingly, our ability to maintain or increase revenues will be dependent on our ability to expand our customer base, increase unit sales volumes of these products and to successfully, develop, introduce and sell new products. We cannot assure you that we will be able to expand our customer base, increase unit sales volumes of existing products or develop, introduce and/or sell new products.

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

Our products are complex, and despite extensive testing, may contain defects or undetected errors or failures that may become apparent only after our products have been shipped to our customers and installed in their network or after product features or new versions are released. Any such defect, error or failure could result in failure of market acceptance of our products or damage to our reputation or relations with our customers, resulting in substantial costs for both us and our customers as well as the cancellation of orders, warranty costs and product returns. In addition, any defects, errors, misuse of our products or other potential problems within or out of our control that may arise from the use of our products could result in financial or other damages to our customers. Our customers could seek to have us pay for these losses. Although we maintain product liability insurance, it may not be adequate.

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

Sales to customers outside of North America accounted for 63% of net revenues during the six months ending June 30, 2008, and we expect that international sales will continue to represent a portion of our total revenues. International sales are subject to the risks described above as well as generally longer payment cycles, greater difficulty collecting accounts receivable, and currency restrictions. We also have a wholly-owned foreign subsidiary, Digital Power Ltd., doing business as Gresham Power Electronics, in the United Kingdom, to support European and other international customers, distributors, and sales representatives, which is subject to local regulation. In addition, international sales are subject to the export laws and regulations of the United States and other countries.

We are subject to certain governmental regulatory restrictions relating to our international sales.

Some of our products are subject to ITAR, which is administered by the U.S. Department of State. ITAR controls not only the export of certain products specifically designed, modified, configured or adapted for military systems, but also the export of related technical data and defense services as well as foreign production. We recently participated in the U.S. government’s voluntary disclosure program to notify the government of potential export compliance issues that we discovered and to take corrective actions to ensure that we obtain required export licenses and to otherwise comply with ITAR. We have taken such corrective actions and believe that we now have the necessary licenses for any exports subject to the ITAR. However, if the corrective actions were to fail or be ineffective for a prolonged period of time or if the process of obtaining required export licenses for products subject to the ITAR is delayed, it could have a materially adverse effect on our business, financial condition, and/or operating results. Changes in United States export laws that require us to obtain additional export licenses or delays in obtaining export licenses currently being sought sometimes cause significant shipment delays and, if such delays are too great, could result in the cancellation of orders. Any future restrictions or charges imposed by the United States or any other country on our international sales or foreign subsidiary could have a materially adverse effect on our business, financial condition, and/or operating results. In addition, from time to time, we have entered into contracts with the Israeli Ministry of Defense which were funded with monies subject to, and we therefore were required to comply with the regulations governing, the U.S. Foreign Military Financing program.

We depend on international operations for a substantial majority of our components and products.

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

Our success depends on our ability to attract, retain and motivate our key management personnel, including our CEO and CFO, and key engineers, necessary to implement our business plan and to grow our business. Despite the adverse economic conditions of the past several years, competition for certain specific technical and management skill sets is intense. If we are unable to identify and hire the personnel that we need to succeed, or if one or more of our present key employees were to cease to be associated with us, our future results could be adversely affected. Furthermore, we have recently experienced a number of changes in our senior management positions, both as part of restructuring initiatives and otherwise. Although we believe we have taken appropriate measures to address the impact of these changes, there is the risk that such changes could impact our business, which could negatively affect operating results.

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

Our common stock price is volatile.

Our common stock is listed on the American Stock Exchange and is thinly traded. In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects. Further, the exercise of outstanding options and warrants may adversely affect our stock price and a shareholder’s percentage of ownership. As of June 30, 2008, we had outstanding employees’ options to purchase 930,190 shares of common stock, with a weighted average exercise price of $1.15 exercisable at prices ranging from $0.48 to $3.03 per share, and consultants’ and service providers’ options and warrants to purchase 220,000 shares of common shares, with a weighted average exercise price of $1.10, exercisable at prices ranging from $0.55 to $1.19.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2008

Digital Power Corporation

By:	/s/ Amos Kohn
Amos Kohn
President & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Uri Friedlander
Uri Friedlander
Chief Financial Officer
(Principal Financial and Accounting Officer)