Form 10-Q
period 2008-09-30
DIGITAL POWER CORP
filed 2008-11-14
CIK 896493

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated file	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☒

At November 7, 2008, the registrant had outstanding 6,615,708 shares of common stock.

DIGITAL POWER CORPORATION

PART I -- FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DIGITAL POWER CORPORATION
CONSOLIDATED BALANCE SHEET

U.S. dollars in thousands (except share and per share data)

September 30,
2008
Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,388
Restricted cash	96
Trade receivables, net of allowance for doubtful accounts of $ 103	2,058
Prepaid expenses and other accounts receivable	142
Inventories	1,591

Total current assets	6,275

PROPERTY AND EQUIPMENT, NET	186

LONG-TERM DEPOSITS	41

Total assets	$6,502

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$973
Related parties - trade payables	651
Deferred revenues	243
Other current liabilities	628

Total current liabilities	2,495

SHAREHOLDERS' EQUITY:
Share capital -
Series A redeemable, convertible Preferred shares, no par value - 500,000 shares authorized, 0 shares issued and outstanding at September 30, 2008	-
Preferred shares, no par value - 1,500,000 shares authorized, 0 shares issued and outstanding at September 30, 2008	-
Common shares, no par value - 30,000,000 shares authorized; 6,615,708 shares issued and outstanding at September 30, 2008	-
Additional paid-in capital	13,969
Accumulated deficit	(9,926)
Accumulated other comprehensive loss	(36)

Total shareholders' equity	4,007

Total liabilities and shareholders' equity	$6,502

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands, except per share data

	Nine months ended September 30,		Three months ended September 30,
	2008	2007	2008	2007
	Unaudited

Revenues	$9,341	$8,306	$2,825	$3,028
Cost of revenues	6,594	6,177	1,761	2,238

Gross profit	2,747	2,129	1,064	790

Operating expenses:
Engineering and product development	460	587	158	185
Selling and marketing	702	716	242	238
General and administrative	1,243	979	364	345

Total operating expenses	2,405	2,282	764	768

Operating income (loss)	342	(153)	300	22
Financial income, net	74	36	62	7

Income (loss) before income taxes	416	(117)	362	29
Income taxes	-	(3)	-	(12)

Net income (loss)	$416	$(114)	$362	$41

Basic net earnings (loss) per share	$0.063	$(0.017)	$0.055	$0.006

Diluted net earnings (loss) per share	$0.062	$(0.017)	$0.054	$0.006

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

U.S. dollars in thousands, except share data

					Accumulated
			Additional		other	Total other	Total
	Common shares		paid-in	Accumulated	comprehensive	comprehensive	shareholders'
	Number	Amount	capital	deficit	loss	income	equity

Balance as of January 1, 2008	6,615,708	$-	$13,885	$(10,342)	$200		$3,743

Stock compensation related to options granted to Telkoor's employees	-	-	41	-	-		41
Stock compensation related to options granted to employees	-	-	43	-	-		43
Comprehensive loss:
Net income	-	-	-	416	-	$416	416
Foreign currency translation adjustments	-	-	-	-	(236)	(236)	(236)
Total other comprehensive income						$180

Balance as of September 30, 2008 (unaudited)	6,615,708	$-	$13,969	$(9,926)	$(36)		$4,007

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Nine months ended September 30,
	2008	2007
	Unaudited
Cash flows from operating activities:

Net income (loss)	$416	$(114)
Adjustments required to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	69	58
Stock compensation related to options granted to employees	43	41
Stock compensation related to options granted to Telkoor's employees	41	41
Decrease in trade receivables, net	618	479
Increase in prepaid expenses and other accounts receivable	(39)	(17)
Decrease (increase) in inventories	14	(389)
Increase (decrease) in accounts payable and related parties- trade payables	(463)	359
Increase (decrease) in deferred revenues and other current liabilities	460	(126)

Net cash provided by operating activities	1,159	332

Cash flows from investing activities:

Purchase of property and equipment	(64)	(31)

Net cash used in investing activities	(64)	(31)

Effect of exchange rate changes on cash and cash equivalents	(150)	53

Increase in cash and cash equivalents	945	354
Cash and cash equivalents at the beginning of the period	1,443	1,494

Cash and cash equivalents at the end of the period	$2,388	$1,848

Supplemental disclosure of non-cash activities:

Adjustments on account of change in accounting for uncertainties in income taxes	$-	$6

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

The accompanying unaudited consolidated financial statements as of September 30, 2008, and for the nine months ended September 30, 2008 and 2007 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of the financial condition and results of operations, contained in the Company Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The results of operations for the nine months ended September 30, 2008, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2008.

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

DIGITAL POWER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands
NOTE 3:-	INVENTORIES

September 30, 2008
Unaudited

Raw materials, parts and supplies	$297
Work in progress	239
Finished products	1,055

$1,591

NOTE 4:-	ACCOUNTING FOR STOCK BASED COMPENSATION

a.	Share option plans:

1.	Under the Company's stock option plans, options may be granted to employees, officers, consultants, service providers and directors of the Company or its subsidiary.

2.
As of September 30, 2008, the Company has authorized, by several Incentive Share Option Plans, the grant of options to officers, management, other key employees and others of up to 2,272,000 of the Company's Common shares. As of September 30, 2008, an aggregate of 895,870 of the Company's options are still available for future grant.

3.
The options granted generally become fully exercisable after four years and expire no later than 10 years from the approval date of the option plan under the terms of grant. Any options that are forfeited or cancelled before expiration become available for future grants.

A summary of the Company's employee share option activity (except options to consultants and service providers) and related information is as follows:

	Nine months ended September 30, 2008
	Amount of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value *)
Outstanding at the beginning of the period	930,190	$1.15
Granted	100,000	0.83
Forfeited	(220,000)	1.29
Expired	(31,155)	$2.31
Outstanding at the end of the period	779,035	$1.03	5.82	7

Exercisable options at the end of the period	577,535	$1.01	4.78	7

*)	Calculation of aggregate intrinsic value is based on the share price of the Company's Common stock as of September 30, 2008 ($0.71 per share).

DIGITAL POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 4:-	ACCOUNTING FOR STOCK BASED COMPENSATION (Cont.)

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

Grants for the nine months ended September 30, 2008:

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

Nine months ended September 30, 2008
Unaudited

Expected volatility	100.7%-101.7%
Divided Yield	0%
Expected life of up to (in years)	10
Risk free interest rate	3.85%

As of September 30, 2008, there was $ 169 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a period of two years.

b.	Employee Stock Ownership Plan:

The Company has an Employee Stock Ownership Plan ("ESOP") covering eligible employees. The ESOP provides for the Employee Stock Ownership Trust ("ESOT") to distribute shares of the Company's Common shares as retirement benefits to the participants. The Company has not distributed shares since 1998. As of September 30, 2008, the outstanding Common shares held by the ESOT amount to 167,504 shares.

DIGITAL POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 5:- NET EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of the basic and diluted net earnings (loss) per share:

1.	Numerator:

	Nine months ended September 30,		Three months ended September 30,
	2008	2007	2008	2007
	Unaudited
Net income (loss) available to Common shareholders	$416	$(114)	$362	$41

2.	Denominator:

Denominator for basic net earnings per share of weighted average number of Common shares	6,615,708	6,610,708	6,615,708	6,610,708
Effect of dilutive securities:
Employee stock options	96,154	-	42,439	284,418

Denominator for diluted net earnings per Common share	6,711,862	6,610,708	6,658,147	6,895,126

DIGITAL POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 6:-	SEGMENTS, MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

The Company has two reportable geographic segments, see Note 1 for a brief description of the Company's business. The data is presented in accordance with Statement of Financial Accounting Standard No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS No. 131").

The following data presents the revenues, expenditures and other operating data of the Company's geographic operating segments:

	Nine months ended September 30, 2008 (unaudited)
	DPC	DPL	Eliminations		Total

Revenues	$3,947	$5,394	$		$$9,341
Intersegment revenues	234	5		(239)

Total revenues	$4,181	$5,399		$(239)	$9,341

Depreciation expense	$23	$46		$-	$69

Operating income (loss)	$(125)	$467		$-	$342

Financial income, net					$74

Net income (loss)	$(108)	$524		$-	$416

Expenditures for segment assets, net as of September 30, 2008	$4	$86		$-	$90

Identifiable assets as of September 30, 2008	$2,623	$3,879		$-	$6,502

DIGITAL POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 6:-	SEGMENTS, MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION (Cont.)

	Nine months ended September 30, 2007 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$3,886	$4,420	$-	$8,306
Intersegment revenues	118	-	(118)	-

Total revenues	$4,004	$4,420	$(118)	$8,306

Depreciation expense	$13	$45	$-	$58

Operating income (loss)	$(247)	$94	$-	$(153)

Financial income, net and income taxes				39

Net income (loss)	$(218)	$104	$-	$(114)

Expenditures for segment assets as of September 30, 2007	$-	$31	$-	$31

Identifiable assets as of September 30, 2007	$2,680	$3,351	$-	$6,031

	Three months ended September 30, 2008 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$1,536	$1,289	$-	$2,825
Intersegment revenues	114	5	(119)	-

Total revenues	$1,650	$1,294	$(119)	$2,825

Depreciation expense	$8	$15	$-	$23

Operating income	$147	$154	$-	$301

Financial income, net				$61

Net income	$148	$214	$-	$362

Expenditures for segment assets as of September 30, 2008	$4	$55	$-	$59

Identifiable assets as of September 30, 2008	$2,623	$3,879	$-	$6,502

DIGITAL POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 6:-	SEGMENTS, MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION (Cont.)

	Three months ended September 30, 2007 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$1,572	$1,456	$-	$3,028
Intersegment revenues	30	-	(30)	-

Total revenues	$1,602	$1,456	$(30)	$3,028

Depreciation expense	$4	$20	$-	$24

Operating income (loss)	$(17)	$39	$-	$22

Financial income, net and income taxes				19

Net income (loss)	$(7)	$48	$-	$41

Expenditures for segment assets as of September 30, 2007	$-	$6	$-	$6

Identifiable assets as of September 30, 2007	$2,680	$3,351	$-	$6,031

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

GENERAL

We are engaged in the business of designing, developing, manufacturing, marketing and selling advanced switching power supplies solutions to the telecom, datacom, industrial, medical and military industries. Revenues are generated from sales to distributors and original equipment manufacturers (OEMs) in North America and Europe.

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

Our corporate office, which contains our administrative, sales, and engineering functions, is located in Fremont, California (“DPC”). In addition, we have a wholly-owned subsidiary, Digital Power Limited (“DPL”), which is located in Salisbury, United Kingdom and does business as Gresham Power Electronics. DPL designs, manufactures and sells switching power supply products for the European marketplace, including power conversion products for naval and military applications and DC/AC inverters for the telecommunications industry.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008, COMPARED TO SEPTEMBER 30, 2007

Revenues

Total revenues for the Company decreased by 6.7% to $2,825,000 for the three months ended September 30, 2008, from $3,028,000 for the three months ended September 30, 2007. The decrease in revenues is mainly due to decrease of sales of our commercial products in Europe, partially offset by increase in sales of our military products. Revenue from the military products of the Company increased by 41.6% to $804,000 for the three months ended September 30, 2008, from $568,000 for the three months ended September 30, 2007. Revenue from the commercial products of the Company decreased by 17.9% to $2,021,000 from $2,460,000 for the three months ended September 30, 2007. The increase in military product revenues was primarily due to scheduling and lead-time requirements of customer orders. The decrease in commercial product revenue resulted primarily from the rescheduling of shipments by two of our larger European customers, and was not reflective of a broad-based downturn in business.

Revenues from our U.S. operations decreased by 2.3% to $1,536,000 for the three months ended September 30, 2008, from $1,572,000 for the three months ended September 30, 2007. Revenues from our European operations of DPL decreased by 11.5% to $1,289,000 for the three months ended September 30, 2008, from $1,456,000 for the three months ended September 30, 2007. The decreases in our revenues from our U.S. and European operations are mainly attributed to a decrease in sales of our commercial products, partially offset by an increase in our military sales as discussed above.

For the nine months ended September 30, 2008, our revenues increased by 12.5% to $9,341,000, from $8,306,000 for the nine months ended September 30, 2007. Revenues from our commercial products increased by 11.46% to $6,889,000 for the nine months ended September 30, 2008, from $6,181,000 for the nine months ended September 30, 2007. Revenues from our military products increased by 15.39% to $2,452,000 for the nine months ended September 30, 2008, from $2,125,000 for the nine months ended September 30, 2007. The increase in revenues from our commercial products was derived particularly from increased sales of our high density product lines and products customized for particular customer applications. The increase in revenues from our military products resulted mainly from the scheduling and lead-time factors discussed above.

For the nine months ended September 30, 2008, revenues attributed to our U.S. operations increased by 1.4% to $3,942,000, from $3,886,000 for the nine months ended September 30, 2007. The increase in product revenue is mainly attributed to an increase in sales of our high density product lines and products customized for particular customer applications. Revenues from our European operations of DPL increased by 22.2% to $5,399,000 for the nine months ended September 30, 2008, from $4,420,000 for the nine months ended September 30, 2007. The increase in revenues is mainly attributed to increases in sales of our commercial products, as discussed above.

Gross Margins

Gross margins increased to 37.7% for the three months ended September 30, 2008, compared to 26.1% for the three months ended September 30, 2007. Gross margins for the nine months ended September 30, 2008 were 29.4% compared to the gross margin of 25.6% for the nine months ended September 30, 2007. The higher gross margins in 2008 were primarily attributable to the continued outsourcing of our production to Chinese contract manufacturers, cost reductions and variations in our product mix from quarter to quarter. In addition, we experienced a significant increase in revenues from some of our mature product lines, which contribute higher gross margins. Management believes that the most important factor in the substantial increase in gross margins was our strategic shift earlier in 2008 away from a dependence upon commoditized products to more integrated custom product solutions. This value-added platform of solutions, where we work in concert with our strategic customers and their partners, requires a more direct, consultative selling effort on our part. Management believes that some of this business may be of a seasonal nature and that it most likely will not signify similar increases in gross margin in the future.

Engineering and Product Development

Engineering and product development expenses were $158,000, or 5.6% of revenues, for the three months ended September 30, 2008, compared to $185,000, or 6.1% of revenues for the three months ended September 30, 2007. The decrease was primarily due to lower salary and consulting expenses, including the cessation of consulting fees. Engineering and product development expenses were $460,000, or 4.9% of revenues, for the nine months ended September 30, 2008, compared to $587,000, or 7.1% of revenues, for the nine months ended September 30, 2007. This decrease was primarily due to the increase in revenues from quarter to quarter, coupled with decreases in salary and consulting expenses described above.

Selling and Marketing

Selling and marketing expenses were $242,000, or 8.6% of revenues, for the three months ended September 30, 2008, compared to $238,000, or 7.9% of revenues, for the three months ended September 30, 2007. Selling and marketing expenses were $702,000, or 7.5% of revenues, for the nine months ended September 30, 2008, compared to $716,000, or 8.6% of revenues, for the nine months ended September 30, 2007. Selling and marketing expenses remained approximately the same level in absolute dollars between comparable periods.

General and Administrative

General and administrative expenses were $364,000, or 12.9% of revenues, for the three months ended September 30, 2008, compared to $345,000, or 11.4% or revenues, for the three months ended September 30, 2007. General and administrative expenses were $1,243,000, or 13.3% of revenues, for the nine months ended September 30, 2008, compared to $979,000, or 11.8% or revenues, for the nine months ended September 30, 2007. Expenditures increased in the first nine months of 2008 due primarily to the accrual of liabilities in relation to the separation agreement with our former President and Chief Executive Officer.

Financial Income

Financial income was $62,000 for the three months ended September 30, 2008, compared to financial income of $7,000 for the three months ended September 30, 2007. Financial income was $74,000 for the nine months ended September 30, 2008, compared to financial income of $36,000 for the nine months ended September 30, 2007. The increase in financial income was due to foreign currency fluctuations during the respective periods.

Net Income (Loss)

For the three months ended September 30, 2008, we had net income of $362,000, or 12.8% of revenues, compared to a net income of $41,000, or 1.4% of revenues, for the three months ended September 30, 2007. The increase in net income in 2008 is due to primarily a significant increase in gross margins. Net income for the nine months ended September 30, 2008 was $416,000, or 4.5% of revenues, compared to a net loss of $114,000 for the nine months ended September 30, 2007. The increase in net income in 2008 is primarily due to an increase in revenues and an increase in gross margin, partially offset by higher operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2008, we had cash and cash equivalents of $2,388,000 and working capital of $3,780,000. This compares with cash and cash equivalents of $1,848,000 and working capital of $3,384,000 at September 30, 2007. The increase in working capital is mainly due to an increase in cash, and decreases in accounts payable and related parties payables, offset partially by a decrease in accounts receivable and an increase in deferred revenue and other current liabilities.

Cash provided by operating activities totaled $1,162,000 for the nine months ended September 30, 2008, compared to cash provided by operating activities of $332,000 for the nine months ended September 30, 2007. The increase in cash flow from operating activities in 2008 was mainly due to an increase in net income and a decrease in trade receivables, offset partially by decreases in accounts payable and related parties trade payables.

Net cash used in investing activities was $64,000 for the nine months ended September 30, 2008, compared to net cash used in investing activities of $31,000 for the nine months ended September 30, 2007. We believe we have adequate resources at this time to continue our operational and promotional efforts to increase sales in the electronic industry market. However, if we do not meet those goals, we may have to raise money through debts or equity, which may dilute shareholder's equity.

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

See our disclosures under “Legal Proceedings” in our Form 10-KSB filed March 31, 2008 and our Form 10-Q filed May 15, 2008. There have been no material developments in those proceedings since those respective filings.

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

Although we experienced an operating profit during the nine month period ended September 30, 2008, we have historically experienced net losses and may experience net losses in the future.

For the nine months ended September 30, 2008, we had an operating profit of $300,000. We had similar operating profits for the years ended December 31, 2007 and 2006. Although we have actively taken steps to reduce our costs, we could incur losses in the future until we increase revenues through the sale of current products and decrease manufacturing costs through a greater use of contract manufacturers in Asia and other strategic locations.

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

We currently depend upon a few major OEMs and other customers for a significant portion of our revenues and we expect to continue to derive a significant portion of our revenues from a limited number of customers in the future. The loss of any of these customers or a substantial reduction in the products that they purchase from us would significantly reduce our revenues and net income. Furthermore, diversions in the capital spending of certain of these customers to new network elements have and could continue to lead to their reduced demand for our products, which could in turn have a material adverse effect on our business and results of operation. If the financial condition of one or more of our major customers should deteriorate, or if they have difficulty acquiring investment capital due to any of these or other factors, a substantial decrease in our revenues would likely result. Failure of our development efforts could adversely affect our operations, revenues and growth.

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

We depend on Telkoor Telecom Ltd. ("Telkoor"), our largest shareholder and one of our third party subcontractors, for design and manufacturing capabilities for many of the products which we sell. If Telkoor is unable or unwilling to continue designing or manufacturing our products in required volumes on a timely basis, that could lead to loss of sales, and adversely affect our operating results and cash position. We also depend on Telkoor's intellectual property and ability to transfer production to third party manufacturers. Failure to obtain new products in a timely manner or delay in delivery of product to customers will have an adverse effect on our ability to meet our customers’ expectations. In addition, we operate in highly competitive markets where our ability to sell Telkoor’s products could be adversely affected by long lead-times and the high costs of Telkoor’s products. Telkoor’s principal offices, research and development and manufacturing facilities are located in Israel. . Political, economic, and military conditions in Israel directly affect Telkoor’s operations. To the extent that we depend on Telkoor, we could be adversely affected by any major hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, a significant increase in inflation, or a significant downturn in the economic or financial conditions of Israel.

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

Sales of our mature products may continue to constitute a meaningful portion of our revenues.

A large portion of our sales have historically been attributable to our mature product line. We expect that these products may continue to account for a meaningful percentage of our revenues for the foreseeable future, but may also fluctuate from quarter to quarter. Our ability to maintain or increase revenues will be dependent on our ability to expand our customer base and maintain consistent sales of our mature products while successfully developing, introducing and selling new products.

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

Our products are complex, and despite extensive testing, may contain defects or undetected errors or failures that may become apparent only after our products have been shipped to our customers and installed in their network or after product features or new versions are released. Any such defect, error or failure could result in failure of market acceptance of our products or damage to our reputation or relations with our customers, resulting in substantial costs for us and our customers as well as the cancellation of orders, warranty costs and product returns. In addition, any defects, errors, misuse of our products or other potential problems within or out of our control that may arise from the use of our products could result in financial or other damages to our customers. Our customers could seek to have us pay for these losses. Although we maintain product liability insurance, it may not be adequate.

Our future results are dependent on our ability to establish, maintain and expand our distribution channels and our existing third-party distributor relationships.

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

Sales to customers outside of North America accounted for 61.3% of net revenues during the nine months ended September 30, 2008, and we expect that international sales will continue to represent a material portion of our total revenues. International sales are subject to the risks described above as well as generally longer payment cycles, greater difficulty collecting accounts receivable, and currency restrictions. We also have a wholly-owned foreign subsidiary, Digital Power Ltd., doing business as Gresham Power Electronics, in the United Kingdom, to support European and other international customers, distributors, and sales representatives, which is subject to local regulation. In addition, international sales are subject to the export laws and regulations of the United States and other countries.

We are subject to certain governmental regulatory restrictions relating to our international sales.

Some of our products are subject to ITAR (International Trafficking and Arms Regulations), which is administered by the U.S. Department of State. ITAR controls not only the export of certain products specifically designed, modified, configured or adapted for military systems, but also the export of related technical data and defense services as well as foreign production. We recently participated in the U.S. government’s voluntary disclosure program to notify the government of potential export compliance issues that we discovered and to take corrective actions to ensure that we obtain required export licenses and to otherwise comply with ITAR. We have taken such corrective actions and believe that we now have the necessary licenses for any exports subject to the ITAR. However, if the corrective actions were to fail or be ineffective for a prolonged period of time or if the process of obtaining required export licenses for products subject to the ITAR is delayed, it could have a materially adverse effect on our business, financial condition, and/or operating results. Changes in United States export laws that require us to obtain additional export licenses or delays in obtaining export licenses currently being sought sometimes cause significant shipment delays and, if such delays are too great, could result in the cancellation of orders. Any future restrictions or charges imposed by the United States or any other country on our international sales or foreign subsidiary could have a materially adverse effect on our business, financial condition, and/or operating results. In addition, from time to time, we have entered into contracts with the Israeli Ministry of Defense which were funded with monies subject to, and we therefore were required to comply with the regulations governing, the U.S. Foreign Military Financing program.

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

Our common stock price is volatile.

Our common stock is listed on the American Stock Exchange and is thinly traded. In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects. Further, the exercise of outstanding options and warrants may adversely affect our stock price and a shareholder’s percentage of ownership. As of September 30, 2008, we had outstanding employees’ options to purchase 779,035 shares of common stock, with a weighted average exercise price of $1.03, exercisable at prices ranging from $0.48 to $2.38 per share, and consultants’ and service providers’ options and warrants to purchase 180,000 shares of common shares, with a weighted average exercise price of $1.09, exercisable at prices ranging from $0.55 to $1.19.

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

Dated: November 14, 2008

Digital Power Corporation

By: /s/ Amos Kohn

Amos Kohn
President & Chief Executive Officer
(Principal Executive Officer)

By: /s/ Uri Friedlander

Uri Friedlander
Chief Financial Officer
(Principal Financial and Accounting Officer)