Form 10-K
period 2008-12-31
DIGITAL POWER CORP
filed 2009-03-30
CIK 896493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934
For the transition period from ___________ to __________

Commission File Number 1-12711

DIGITAL POWER CORPORATION
(Name of registrant as specified in its charter)

California	94-1721931
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

41324 Christy Street, Fremont, California 94538-3158
(Address of principal executive offices)

510-657-2635
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, no par value	NYSE Amex

Securities registered under Section 12(g) of the Act:

Title of Each Class
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑

As of March 20, 2009, the aggregate market value of the voting common stock held by non-affiliates was approximately $3,373,539, based upon the closing price of the common stock on the NYSE Amex on that date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 20, 2009, the number of shares of common stock outstanding was 6,615,708.

DOCUMENTS INCORPORATED BY REFERENCE
None.

As used in this annual report, the terms “we,” “us,” “our,” Company,” “Digital,” or “Digital Power,” mean Digital Power Corporation, a California corporation, and its subsidiaries unless otherwise indicated.

The following information should be read in conjunction with the Consolidated Financial Statements and the notes thereto located elsewhere in this Annual Report on Form 10-K. This Report, and in particular “Management's Discussion and Analysis of Financial Condition and Results of Operations,” contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In this report, the words "believes," "anticipates," "intends," "expects," "plans," "should," "will," "seeks" and words of similar import identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: our history of net losses; our dependence on Telkoor Telecom Ltd. to design certain of our standard products; the possible limits of our strategic focus on our power supply component competencies; our dependence on a few major customers; uncertainty of market acceptance of our product; the effects of the current crisis affecting world financial markets; and other factors referenced in "Risk Factors" and other sections of this Annual Report. Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

PART I.

ITEM 1.	DESCRIPTION OF BUSINESS.

General

Digital Power Corporation is a solution-driven organization that designs, develops, manufactures and sells cutting-edge high-grade power system solutions to military/defense, telecom/datacom, industrial and medical industries.  We are highly focused on custom product designs for both the commercial and military/defense markets, where customers demand high density, high efficiency and ruggedized products to meet the harshest operating conditions.  We are a California corporation originally formed in 1969, and our common stock trades on the NYSE Amex under the symbol “DPW”.   Our corporate headquarters is located in the heart of the Silicon Valley.

We also have a wholly-owned subsidiary, Digital Power Limited ("DPL"), which operates under the brand name of “Gresham Power Electronics” (“Gresham”).  Gresham is located in Salisbury, England, and designs, manufactures, sells and distributes power products and system solutions for the European marketplace, including power conversion products for naval and military applications and DC/AC inverters for the telecommunications industry

We believe that we are one of the first companies in the power systems solutions industry to introduce a product strategy based on the premise that products developed with an extremely flexible architecture enable rapid modifications to meet unique customer requirements for non-standard output voltages. The development and implementation of this strategy has resulted in broad acceptance in both the telecom/industrial and medical market segments for our new line of high density and high efficiency power products. These products set an industry standard for providing high power output in package sizes that are smaller than any other commercially available product.

We market and sell our products to many diverse market segments including the telecom, industrial, medical and military/defense industries.  Our products serve a global market, with an emphasis on North America and Europe.  We have an extremely broad product offering including Custom and Modified-Standard, Open-Frame, CompactPCI, ATSC Front-Ends and Power Over Ethernet (PoE), providing power output from 50 watts to 25,000 watts.

In an effort to provide short lead-times, high quality products and competitive prices to support our markets, we have entered into production agreements with numerous manufacturers located in Asia. These contract manufacturing (CM) agreements allow us to control production costs and insure high quality products deliverable in a timely matter to meet market demand.

We intend to remain an innovative leader in the development of cutting-edge custom power solutions, rugged power systems to meet harsh and extreme environmental requirements, and high performance, high density and modular power systems.   We are focusing today on developing even more high-grade custom power system solutions to numerous customers in a broad range of industries and challenging environments. Each product development is based on best of class performance criteria and a special layout to meet each of our customers’ unique operating conditions where efficiency, size and time to market are key to their success.  We are also exploring innovative “green power” solutions that will complement our current product lines.

Power System Solutions

We provide custom power system solutions, high grade flexibility series power supply products and value-added services to diverse industries and markets including military/defense, telecom, medical and industrial.  We believe that our solutions leverage a combination of high power density, superior power efficiency, design flexibility and short time-to-market.

Custom Power System Solutions.   We provide high-grade custom power system solutions to numerous customers in multiple industry segments. Each custom solution that we develop is based on high power density and a special layout to meet each of our customer’s unique operation environments where efficiency, size and performance are key.   We combine our power design capabilities with the latest circuit designs to provide complete power solutions for virtually any need.   In the design of custom power solutions, we work closely with our customers’ engineering teams to develop mechanical enclosures to ensure 100% compatibility with any hosted platform.

Our standard contract for custom power solutions includes a multi-year high-volume production forecast that allows us to secure long-term production guarantees (and therefore possible savings on manufacturing costs for volume orders) while providing an environment that promotes the development of our IP portfolio.    We believe that this business model provides an incentive to our customers to be committed to high-volume production orders.

High Grade Flexibility Series Power Supply Products.  While some of our customers have special requirements that include a full custom design, other customers may require only certain electrical changes to standard power supply products, such as modified output voltages and unique status and control signals, and mechanical repackaging tailored to fit the specific application. We offer a wide range of standard and modified standard products that can be easily integrated with any platform across our diversified market segments.

Value-Added Services.   In addition to our custom solutions and high grade flexibility series proprietary products that we offer, we also provide value-added services to OEMs.  We incorporate an OEM’s selected electronic components, enclosures, cable assemblies and other compliance components with our power system solutions to produce a power subassembly that is compatible with the OEM’s own equipment and specifically tailored to meet the OEM’s needs.  We purchase parts and components that the OEM itself would otherwise attach to, or integrate with, our power systems, and provide the OEM with the integration and installation service, thus eliminating a complex, time-consuming and costly integration.  We believe that this value-added service is well suited to those OEMs who wish to reduce their vendor base and minimize their investment in manufacturing that leads to increased fixed costs.  Based on these value-added services, the OEMs do not need to build assembly facilities to manufacture their own power subassemblies and thus are not required to purchase individual parts from many vendors.

Our products have a standard warranty of 12 months from date of shipment to the customer.

Markets

We sell our custom power system solutions, high grade flexibility series power supply products and value-added services to customers in a diverse range of commercial and defense industries and markets throughout the world, with an emphasis on North America and Europe.   Our current customer base consists of approximately 360 companies, some of which are served through our distributors.  We serve the North American power electronics market primarily through our parent corporation, Digital Power Corporation; the European marketplace is served through Gresham, our wholly-owned subsidiary.

Our products are sold in North America and Europe directly by our sales force and through a network of manufacturers’ representatives and distributors.  In 2008, we significantly increased our access to our potential marketplace by assigning many new manufacturing representatives, defining a new sales strategy of maintaining a close relationship with our end customers and prospects and establishing an inside sales department. We plan to continue to build more channels and increase our market share through 2009.

Commercial Customers.  Our commercial customers include datacom, telecom, medical and industrial companies located throughout the world, with an emphasis on North America and Europe. Our products are deployed in a variety of applications and operate in a broad range of systems where customers require mission critical power reliability.  Examples of the commercial markets we serve and products for these markets include:

▪	Datacom / Telecom / Wireless Infrastructure
▪	Switches, routers, servers, voice, video, fiber optic and more
▪	Industrial Process Equipment and Embedded Controls
▪	Packaging equipment, pumps, CNC machines, laser
▪	Intelligent / LED lighting
▪	Industrial printers
▪	Test and Instrumentation
▪	Laboratory and diagnostic equipment
▪	ATE, scientific
▪	Medical – Non-patient Contact
▪	Imaging, dispensing equipment
▪	Ventilators
▪	Dialysis, endoscopy, surgical equipment
▪	Ultrasound, MRI

These product solutions, which include standard, modified-standard or full custom designs, are designed to meet our customer’s requirements.  Customers who have implemented our power supply product solutions include: Ericsson, Qualcomm, Elma Group, Inc., Scientific Atlanta, Inogen, Aurora Networks, Rittal Corporation, Arris, Tandberg, Martin Entertainment, Harris Corporation, Harmonic Inc. and Motorola, among others.

Military/Defense Customers.  We have developed a broad range of rugged product solutions for the military and defense market, featuring the ability to withstand harsh environments.  These product solutions, which include both specific modifications of existing products or full custom designs, are designed for combat environments and meet the requirements of customers such as BAE Systems, Lockheed Martin, L3 Communications, Raytheon, General Dynamics, Boeing, Perkins and others.   We are fully compliant with the regulations of ITAR (International Traffic in Arms Regulations) and are an approved vendor for the US Air Force, Navy and Army.

At the core of every military electronic system is a power supply. Mission critical systems require rugged high performance power platforms that will operate and survive the harsh environmental conditions placed upon such systems. Our power supplies function effectively in these severe military environments:

•	Airborne Systems – Electronic Warfare (EW), radar, guidance and communication
•	Missiles – Ground-to-air, air-to-air and sea-to-air
•	Land Based – Communication
•	Naval – Shipboard radar, EW and communication
•	Ground Vehicles – Active Protection, Communications and Navigation
•	UAV (Unmanned Aerial Vehicle) – Very lightweight power systems

Our products power EW systems, advanced data links, missiles, rugged computer systems, fire control systems, radar, navigation systems, Identification Friend or Foe (IFF) systems and many other electronic defense systems. Meeting these unique requirements of the MIL-SPEC world is part of our core competence with more than 25 years of field-proven experience in design and manufacturing.

Space, weight, output power, electromagnetic compatibility, power density and multiple output requirements are only part of the challenges that any military power supply design faces. With many decades of experience, our engineering teams meet these tough challenges.  Our power supplies are a critical component of many major weapon systems worldwide.

We leverage our strategic alliance and collaboration with Telkoor, our largest shareholder, and Gresham, our wholly-owned subsidiary, to develop some of the MIL-SPEC products.

Products features for our military/defense customers include:

▪	Full custom design projects
▪	Program management for each project
▪	Quality assurance and control
▪	Compliance with Mil-Q 9858A & ISO 9001:2000
▪	FRACAS (Failure Reporting, Analysis, and Corrective Action System)
▪	Environmental testing in accordance with MIL-STD-810
▪	100% screening, including Environmental Stress Screening (ESS) and Acceptance Test Procedure (ATP) with random vibration and temperature cycling tests

Strategy

Our strategy is to be the supplier of choice to those companies and OEMs requiring high-quality power system solutions where custom design, superior product, high-quality, time-to-market and very competitive prices are critical to business success. We believe that we provide advanced custom product design services to deliver cutting-edge, high-grade products that reach the highest efficiency and density and can meet the most rigorous power requirements. Our customers benefit from a direct relationship with us that is intended to support all their needs for designing and manufacturing power solutions and products. By implementing our advance core technology including process implementation in integrated circuits (IC) we can provide cost reductions to our customers by replacing their existing power sources with our custom design cost-effective products.

Our target market segments include the industrial, telecommunication, medical, and military/defense industries.  We do not participate in the personal computer power supply market, because of the low margins arising out of the high volume and extremely competitive nature of that market.

Our strategy will continue to focus on expanding our market share by adding new customers from all our target market segments. We are developing long term relationships in the military and defense market segment, providing advanced rugged products to customers in this segment. We also intend to expand our customer base in our commercial market segments, including medical and telecom/industrial, while continuing to maintain our existing customers.  We believe that our custom power supply solutions, flexibility series, high density and high-grade power product solutions provide customers with a more effective choice as compared to products offered by other power solution competitors, due in part to a customer’s ability to specify output voltages and other features such as redundancy and sense control tailored to its exact requirements within specific parameters.

Furthermore, we believe that we have the talent and engineering experience to satisfy any of our customers’ product or platform requirements.  If an OEM customer specifies a different set of power system parameters, we will custom design or modify a product to meet the OEM’s requirements    With a wide range of solutions from our custom designs to our high grade flexibility series products, our professional design team can provide economical and timely product solutions to our OEM customers.  In addition, as our power systems meet all appropriate environmental requirements and safety standards, our smaller OEM customers can expedite the process of independent safety agency testing by companies such as by Underwriters Laboratories, and save considerable expense.   By offering OEM customers a new choice with Digital Power’s custom, flexibility series, high-grade and high-density power system solutions, we believe we provide certain strategic advantages over our competitors.

Digital Power Limited (“Gresham”)

Digital Power Limited, our wholly-owned subsidiary organized and headquartered in Salisbury, England, designs, manufactures, and distributes switching power supplies, uninterruptible power supplies, and power conversion and distribution equipment frequency converters for the commercial and military markets, under the name Gresham Power Electronics. Frequency converters manufactured by Gresham are used by navel warships to convert their generated 60-cycle electricity supply to 400 cycles.  This 400-cycle supply is used to power their critical equipment such as gyro, compass, and weapons systems.  Gresham also designs and manufactures Transformer Rectifiers for naval use.  Typically, these provide battery supported back up for critical DC systems such as machinery and communications.  In addition, higher power rectifiers are used for the starting and servicing of helicopters on naval vessels, and Gresham now supplies these as part of overall helicopter start and servicing systems.  We believe that Gresham products add diversity to our product line, provide greater access to the United Kingdom and European markets, and strengthen our engineering and technical resources.  For the years ended December 31, 2008 and 2007, Gresham contributed approximately 53% and 56%, respectively, to our gross revenues.

Manufacturing and Testing

Consistent with our strategy focusing on custom design products and high-grade flexibility series products, we aim to maintain a high degree of flexibility in our manufacturing through the use of strategically focused contract manufacturers.   We select contract manufacturers to ensure that they will meet our near term cost, delivery, and quality goals.  In addition, we believe these relationships will eventually give us access to new markets and beneficial cross-licensing opportunities.  The competitive nature of the power supply industry has placed continual downward pressure on selling prices.  In order to achieve our low cost manufacturing goals with labor-intensive products, we have entered into production agreements with certain contract manufacturers in Asia.  At present, our principal contract manufacturers in Asia are Winco-Power Technology (“Winco”), Watt (Murata Power Solutions), Ultra Level Tech Co., Ltd. and Acropolis, Energy Recovery Products’ CM.

We sell certain products developed, manufactured and sold to us by Telkoor Telecom Ltd. (“Telkoor”), an Israeli company which currently holds 43.8% of our outstanding common stock.   In coordination with Telkoor, and in order to accelerate delivery and reduce the cost of some of the products we purchase from Telkoor, we have obtained the right to order products directly from Telkoor’s manufacturers in China in exchange for the payment of a commission to Telkoor.

We are continually improving our internal processes while monitoring the processes of our contract manufacturers, to ensure the highest quality and consistent manufacturing of our power solutions. We test all our custom power assemblies per clearly defined test procedures developed by us and our customers. This approach ensures that our customers can use our systems right out of the box. Customer specific testing services are offered with custom designed test stands to simulate operation within our customer applications.

Compliance with international safety agency standards is critical in every application, and power solutions play a major role in meeting these compliance requirements. Our safety engineers and quality assurance teams help ensure that our custom products are designed to meet all safety requirements and are appropriately documented to expedite safety approval processes.

Regulatory Requirements

We and our manufacturing partners are required to meet applicable regulatory, environmental, emissions, safety and other requirements where specified by the customer and accepted by us or as required by local regulatory or legal requirements.  The products that we market and sell in Europe may be subject to the 2003 European Directive on Restriction of Hazardous Substances (RoHS), which restricts the use of six hazardous materials in the manufacture of certain electronic and electrical equipment as well as the 2002 European Directive on Waste Electrical and Electronic Equipment (WEEE), which determines collection, recycling and recovery goals for electrical goods.  In July of 2006, our industry began phasing in RoHS and WEEE requirements in most geographical markets with specific emphasis on consumer-based products.   We believe that RoHS and WEEE-compliant components may be subject to longer lead-times and higher prices as the industry transitions to these new requirements.

Some of our products are subject to the U.S. ITAR (International Trafficking and Arms Regulations), which is administered by the U.S. Department of State. ITAR controls not only the export of certain products specifically designed, modified, configured or adapted for military systems, but also the export of related technical data and defense services as well as foreign production. We obtain required export licenses for any exports subject to ITAR. Compliance with ITAR may require a prolonged period of time; if the process of obtaining required export licenses for products subject to ITAR is delayed, it could have a materially adverse effect on our business, financial condition, and operating results. Any future restrictions or charges imposed by the United States or any other country on our international sales or sales by or the operations of Gresham, our foreign subsidiary, could have a materially adverse effect on our business, financial condition, and operating results. In addition, from time to time we have entered into contracts with the Israeli Ministry of Defense which contracts were funded with monies subject to, and we therefore were required to comply with the regulations governing, the U.S. Foreign Military Financing program.

Sales and Marketing

We market our products directly through our internal salesforce as well as through a network of independent manufacturer’s representatives and distributors.  Each representative organization is responsible for managing sales in a particular geographic territory.  Generally, the representative has the opportunity to earn an exclusive access to all potential customers in the assigned territory as a result of achieving its marketing and sales goals as defined in the representative agreement. Our manufacturer representative agreements provide for a commission equal to five percent of net sales, payable after the product is shipped, for any direct sale contribution.  Typically, either we or the representative organization may terminate the agreement with 30 days’ written notice.

Historically, we have also sold products through multiple distributor arrangements which do not specify a particular territory.  Each of these arrangements can be terminated by either party with 30 days’ written notice.

Our promotional efforts to date have included product data sheets, participation in trade shows, and our website, www.digipwr.com.  We have recently developed and launched a new corporate website that emphasizes our capabilities and marketing direction. We will continue to enhance our website by adding more features and functionalities such as ecommerce that will allow our customers to buy directly through our website..  Our future promotional activities will likely include advertising in industry-specific publications, as well as application notes.

Engineering and Technology

Our engineering and product development efforts are primarily directed toward developing new products in connection with custom product design and modification of our standard power systems to provide a broad array of individual models.  In the years ended December 31, 2008 and 2007, we expended a total of $622,000 and $728,000, respectively, on engineering and product development.

Our new custom product design solutions are driven by our ability to provide to our customers advanced technology that meets their product needs with a short turnaround time and a very competitive price point. Our standard contract for custom power solutions includes a multi-year high-volume production forecast that allows us to secure long-term production guarantees while providing an environment that promotes the development of our IP portfolio.

We also partner with various design and contract engineering firms for development of some of our new products supported by our internal engineering services staff.  Furthermore, we continue to leverage the close relationship we have with one of our major shareholders, Telkoor, to introduce new products that Telkoor develops for its market and makes available for us. Finally, from time to time we modify standard products to meet specific customer requirements when applicable.    We constantly continue to improve our product power density, adaptability, and efficiency, while attempting to anticipate changing market demands for increased functionality, such as PFC and improved EMI filtering.

Competition

The power system solutions industry is highly fragmented and characterized by intense competition.  Our competition includes hundreds of companies located throughout the world, some of whom have advantages over us in terms of labor and component costs, and some of whom may offer products comparable in quality to ours.  Many of our competitors including Power One, Emerson (Astec) Technologies, Inc., Lambda Electronics, and Mean-Well Power Supplies have substantially greater fiscal and marketing resources and geographic presence than we do.  If we are successful in increasing our revenues, competitors may notice and increase competition with our customers.  We also face competition from current and prospective customers who may decide to design and manufacture internally power supplies needed for their products.  Furthermore, certain larger OEMs tend to contract only with larger power supply manufacturers.

In April 2008, Telkoor, one of our major shareholders and strategic supplier, signed a “Private Label” agreement with Murata Power Solutions in Canada to sell Telkoor’s products under the Murata brand name. This agreement positions Murata as a direct competitor of ours for selling Telkoor’s products in North America.

We anticipate that with the current economic downturn, additional competitors may enter into strategic alliances or even acquisitions.  Competition could thus become more problematic if consolidation trends in the electronics industry continue and some of the OEMs to whom we sell our products are acquired by larger OEMs.  To remain competitive, we must continue to compete favorably on the basis of value by providing reliable manufacturing, offering customer service engineering services including custom design and manufacturing, continuously improving quality and reliability levels, and offering flexible and reliable delivery schedules.

We believe that our power system solutions and advanced product design have significant advantages in the power supply solutions market because they have higher efficiency and high power density, or power-to-volume ratio, which make them smaller than the solutions offered by our competitors and can thus fit well in numerous custom environments in compliance with our customers’ requirements.

Another advantage of our power system solutions product line is based on the flexible series that employs flexible power range of product design.  We believe we have a competitive position with our targeted customers who need a high-quality, compact product, which can be readily modified to meet the customer’s unique requirements.  We have designed the base model power system platform so that it can be quickly and economically modified and adapted to the specific power needs of any hosting platform or OEM.  This “flexibility” approach has allowed us to provide samples of modified power systems to OEM customers in only a few days after initial consultation, an important capability given the emphasis placed by OEMs on “time to market.” It also results in very low NRE expenses.  Because of reduced NRE expenses, we do not generally charge our OEM customers for NRE related to tailoring a power system to a customer’s specific requirements.  We believe this gives us an advantage over our competitors, many of whom do charge their customers for NRE expenses.

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

Intellectual Property

We rely upon a combination of trade secrets, industry expertise, confidential procedures, and contractual provisions to protect our intellectual property.  We believe that because our products are continually updated and revised, obtaining patents would be costly and not beneficial. However, in the future as we continue to develop unique core technology we may obtain patents to some of the core technology.  On July 8, 2004, our trademark, “DP Digital Power – Powering Your Technologies,” was registered with the United States Patent and Trademark Office.

Employees

As of December 31, 2008, we had 33 employees located in the United States and the United Kingdom, of whom six were engaged in engineering and product development, eight in sales and marketing, eleven in general operations and eight in general administration and finance  All but five of these employees are employed on a full-time basis.  None of our employees are currently represented by a labor union. We consider our relations with our employees to be good

ITEM 1A.	RISK FACTORS.

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

Although we experienced operating income during the year ended December 31, 2008, we have historically experienced net losses and may experience net losses in the future.

For the year ended December 31, 2008, we had operating income of $391,000. We also had operating income of $53,000 for the year ended December 31, 2007.  Although we have actively taken steps to reduce our costs, we could incur losses in the future until we increase revenues through the sale of current products and decrease manufacturing costs through a greater use of contract manufacturers in Asia and other strategic locations.

We depend on Telkoor to design and manufacture many of our products.

We depend on Telkoor, our largest shareholder and one of our third party subcontractors, for design and manufacturing capabilities for many of the products which we sell. If Telkoor is unable or unwilling to continue designing or manufacturing our products in required volumes on a timely basis, that could lead to loss of sales, and adversely affect our operating results and cash position. We also depend on Telkoor's intellectual property and ability to transfer production to third party manufacturers. Failure to obtain new products in a timely manner or delay in delivery of product to customers will have an adverse effect on our ability to meet our customers’ expectations. In addition, we operate in highly competitive markets where our ability to sell Telkoor’s products could be adversely affected by long lead-times and the high costs of Telkoor’s products. Telkoor’s principal offices, research and development and manufacturing facilities are located in Israel. Political, economic, and military conditions in Israel directly affect Telkoor’s operations.

Our strategic focus on our custom power supply solution competencies and concurrent cost reduction plans may be ineffective or may limit our ability to compete.

As a result of our strategic focus on custom power supply solutions, we will continue to devote significant resources to developing custom products for a large number of customers, where each product represents a uniquely tailored solution for a specific customer’s requirements.  A failure to meet these customer product requirements or a failure to meet production schedules and/or product quality standards may put us at risk with one or more of these customers.  The loss of one or more of our significant custom power supply solution customers could have a material adverse impact on our revenues, business or financial condition.

We have also implemented a series of initiatives designed to increase efficiency and reduce costs.  While we believe that these actions will reduce costs, they may not be sufficient to achieve the required operational efficiencies that will enable us to respond more quickly to changes in the market or result in the improvements in our business that we anticipate. In such event, we may be forced to take additional cost-reducing initiatives, which may negatively impact quarterly earnings and profitability as we account for severance and other related costs. In addition, there is the risk that such measures could have long-term effects on our business by reducing our pool of talent, decreasing or slowing improvements in our products or services, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our solutions increases and limiting our ability to hire and retain key personnel. These circumstances could cause our earnings to be lower than they otherwise might be.

If our new custom products development efforts fail to result in products which meet our customers’ needs, or if our customers fail to accept our new products, our revenues will be adversely affected.

We have recently introduced a new strategy of developing multiple custom products design. The successful development, introduction and commercial success of this new technology will depend on a number of factors, including our ability to meet customer requirements,  our ability to meet all product criteria, , successful transition from development stage to production stage, our ability to meet product cost targets generating acceptable margins, timely remediation of product performance issues, if any, identified during testing, product performance at customer locations, differentiation of our product from our competitors’ products, and management of customer expectations concerning product capabilities and life cycles.

We are dependent upon our ability to attract, retain and motivate our key personnel.

Our success depends on our ability to attract, retain and motivate our key management personnel, including but not limited to our CEO and CFO, controller, sales force, and key engineers, necessary to implement our business plan and to grow our business. Despite the adverse economic conditions at this time and occurring over the past several years, competition for certain specific technical and management skill sets is intense. If we are unable to identify and hire the personnel that we need to succeed, or if one or more of our present key employees were to cease to be associated with us, our future results could be adversely affected.

We depend upon a few major customers for a majority of our revenues, and the loss of any of these customers, or the substantial reduction in the quantity of products that they purchase from us, would significantly reduce our revenues and net income.

We currently depend upon a few major OEMs and other customers for a significant portion of our revenues. Because of the global economic downturn, we have already experienced the reduction of orders by OEMs and the reduction or cancellation of orders, scaling back of certain activities and workforce layoffs by other customers.  The loss of any of these customers or a substantial reduction in the quantity of products that they purchase from us would significantly reduce our revenues and net income. Furthermore, diversions in the capital spending of certain of these customers to new network elements have and could continue to lead to their reduced demand for our products, which could in turn have a material adverse affect on our business and results of operation. If the financial condition of one or more of our major customers should deteriorate, or if they have difficulty acquiring investment capital due to any of these or other factors, a substantial decrease in our revenues would likely result.

We are dependent on the electronic equipment industry, and accordingly will be affected by the impact on that industry of the current economic downturn.

Substantially all of our existing customers are in the electronic equipment industry and they manufacture products that are subject to rapid technological change, obsolescence, and large fluctuations in demand.  This industry is further characterized by intense competition and volatility.  The OEMs serving this industry are pressured for increased product performance and lower product prices.  OEMs, in turn, make similar demands on their suppliers, such as us, for increased product performance and lower prices.  The current economic downturn has affected the entire supply chain, including us.  Recently, certain segments of the electronic industry have experienced a significant softening in product demand.  Such lower demand may affect our customers, in which case the demand for our products may decline and our growth could be adversely affected.

Our reliance on subcontract manufacturers to manufacture certain aspects of our products involves risks, including delays in product shipments and reduced control over product quality.

Since we do not own significant manufacturing facilities, we must rely on, and will continue to rely on, a limited number of subcontract manufacturers to manufacture our power supply products. Our reliance upon such subcontract manufacturers involves several risks, including reduced control over manufacturing costs, delivery times, reliability, quality of components, unfavorable currency exchange fluctuations, and continued inflationary pressures on many of the raw materials used in the manufacturing of our power supply products. If we were to encounter a shortage of key manufacturing components from limited sources of supply, or experience manufacturing delays caused by reduced manufacturing capacity, inability of our subcontract manufacturers to procure raw materials, the loss of key assembly subcontractors, difficulties associated with the transition to our new subcontract manufacturers or other factors, we could experience lost revenues, increased costs, delays in, cancellations or rescheduling of orders or shipments, any of which would materially harm our business.

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

Our future results are dependent on our ability to establish, maintain and expand our OEM relationships and our other distribution channels.

We market and sell our products through domestic and international OEM relationships and other distribution channels. Our future results are dependent on our ability to establish, maintain and expand our relationships with OEMs as well as with other marketing and sales distribution channels. If, however, the third parties with whom we have entered into such OEM and other arrangements should fail to meet their contractual obligations, cease doing, or reduce the amount of their business with us or otherwise fail to meet their own performance objectives, customer demand for our products could be adversely affected, which would have an adverse effect on our revenues.

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

A large portion of our sales have historically been attributable to our legacy products. We expect that these products may continue to account for a meaningful percentage of our revenues for the foreseeable future. However, these sales are declining. Although we are unable to predict future prices for our legacy products, we expect that prices for these products will continue to be subject to significant downward pressure in certain markets for the reasons described above. Accordingly, our ability to maintain or increase revenues will be dependent on our ability to expand our customer base, increase unit sales volumes of these products and to successfully, develop, introduce and sell new products such as custom design and value added products. We cannot assure you that we will be able to expand our customer base, increase unit sales volumes of existing products or develop, introduce and/or sell new products.

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

Some of our products are subject to ITAR regulation, which is administered by the U.S. Department of State. ITAR controls not only the export, import and trade of certain products specifically designed, modified, configured or adapted for military systems, but also the export of related technical data and defense services as well as foreign production.  Any delays in obtaining the required export, import or trade licenses for products subject to the ITAR could have a materially adverse effect on our business, financial condition, and/or operating results.  In addition, changes in United States export and import laws that require us to obtain additional export and import licenses or delays in obtaining export or import licenses currently being sought could cause significant shipment delays and, if such delays are too great, could result in the cancellation of orders. Any future restrictions or charges imposed by the United States or any other country on our international sales or foreign subsidiary could have a materially adverse effect on our business, financial condition, and/or operating results. In addition, from time to time, we have entered into contracts with the Israeli Ministry of Defense which were funded with monies subject to, and we therefore was required to comply with the regulations governing, the U.S. Foreign Military Financing program.

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

Sales to customers outside of North America accounted for 55.7% of net revenues in the year ended December 31, 2008, compared with 60.2% in 2007, and we expect that international sales will continue to represent a material portion of our total revenues. International sales are subject to the risks of international business operations as described above as well as generally longer payment cycles, greater difficulty collecting accounts receivable, and currency restrictions.  In addition, Gresham, our wholly-owned foreign subsidiary in the United Kingdom, supports our European and other international customers, distributors, and sales representatives, and therefore is also subject to local regulation.  International sales are also subject to the export laws and regulations of the United States and other countries.

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

Rapid technological change, including evolving industry standards, could render our products obsolete. To the extent our customers adopt such new technology in place of our products; the sales of our products may be adversely affected. Such competition may also increase pricing pressure for our products and adversely affect the revenues from such products.

Our limited ability to protect our proprietary information and technology may adversely affect our ability to compete, and our products could infringe upon the intellectual property rights of others, resulting in claims against us the results of which could be costly.

Many of our products consist entirely or partly of proprietary technology owned by us. Although we seek to protect our technology through a combination of copyrights, trade secret laws and contractual obligations , these protections may not be sufficient to prevent the wrongful appropriation of our intellectual property, nor will they prevent our competitors from independently developing technologies that are substantially equivalent or superior to our proprietary technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. In order to defend our proprietary rights in the technology utilized in our products from third party infringement, we may be required to institute legal proceedings. If we are unable to successfully assert and defend our proprietary rights in the technology utilized in our products, our future results could be adversely affected.

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

Our common stock price is volatile.

Our common stock is listed on the NYSE Amex and is thinly traded.  In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects.  The exercise of outstanding options and warrants may adversely affect our stock price and a shareholder’s percentage of ownership.  As of December 31, 2008, we have outstanding options to purchase an aggregate of 779,035 shares of common stock, with a weighted average exercise price of $1.02 per share, exercisable at prices ranging from $0.48 to $3.03 per share.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	DESCRIPTION OF PROPERTY.

Our headquarters are located in approximately 6,600 square feet of leased office, engineering, and development space in Fremont, California.  The lease expires on November 30, 2012, and calls for an annual base rent that increases through the lease term.  Our rent under this lease is currently $5,707 per month.  The lease also provides for one option to renew for a five-year period.

We currently anticipate that with the increase of our activities and our expected growth, and despite the global economic turmoil, we will require a larger facility during 2009.  We believe that we will be able to obtain suitable space on acceptable terms and conditions.

Our wholly-owned subsidiary Gresham subleases a 25,000 square foot facility in Salisbury U.K., where we design, develop, manufacture, market, and distribute commercial and military power products for the European market. Sales and service support staff for our European network of distributors are located within the building together with other functions, such as engineering and administration.   Gresham’s rent expense is approximately $15,000 per month, and the lease expires on September 26, 2009, with certain repairing covenants.  Gresham intends to enter into a new lease with the building owner and continue operations at the current premises after such date.

ITEM 3.	LEGAL PROCEEDINGS.

On January 31, 2008, we submitted an initial notice of voluntary self-disclosure of possible export compliance problems under the ITAR regulations to the Directorate of Defense Trade Controls of the U.S. Department of State.  The initial notice of voluntary self-disclosure described our apparent omission to register as a manufacturer, exporter and broker of defense articles and services as required by ITAR, and to obtain the requisite export licenses from the U.S. Department of State pursuant to ITAR in connection with our performance of certain contracts involving the manufacture and supply of power supplies for Israeli defense programs.   In April 2008, we submitted to the U.S. Department of State a final report of voluntary self-disclosure detailing the results of our internal review of these matters, and received a notice from the State Department closing this case without further action. In addition, we have registered with the State Department as a “Broker” and “Manufacturer/Exporter” of Defense Articles/Services under ITAR.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our 2008 Annual Meeting of Shareholders at our corporate headquarters in Fremont, California, on November 17, 2008, at 9:00 a.m.  At the annual meeting, our shareholders were asked to vote on the following proposals:

1.           Elect five members of our Board of Directors, each to serve on our Board until our next annual meeting of shareholders or until his respective successor is duly elected and qualified;

2.           Ratify the appointment of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global Limited. as our independent auditors for the fiscal year ending December 31, 2009; and

3.           Act upon such other matters as may properly come before the annual meeting or any adjournments or postponements thereof.

An aggregate of 5,725,480 shares of the 6,615,708 shares of issued and outstanding common stock were represented at the annual meeting. The proposals were voted on as follows:

Election of the following persons to our Board of Directors:

Nominee	Votes For	Votes Against	Abstentions

Ben-Zion Diamant	5,608,685	--	116,795
Amos Kohn	5,620,285	--	105,195
Israel Levi	5,702,044	--	23,436
Yeheskel Manea	5,603,685	--	121,795
Terry Steinberg	5,703,044	--	22,436

Proposal to ratify appointment of Korst Forer Gabbay & Kasierer, a member of Ernst & Young Global Limited, as our independent auditors for the fiscal year ending December 31, 2009:

For:  5,703,044

Against:  4,097

Abstentions:  11,587

Broker Non-Votes:  0

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)	Market Information.

Our common stock is listed and traded on the NYSE Amex under the symbol DPW.  The following tables set forth the high and low closing sale prices, as reported by NYSE Amex, for our common stock for the prior two fiscal years.

Quarter Ended	High	Low
12/31/2008	$0.95	$0.50
09/30/2008	1.00	0.70
06/30/2008	1.65	0.85
03/31/2008	1.41	0.90

12/31/2007	$1.90	$1.25
09/30/2007	$1.84	$1.31
06/30/2007	$1.39	$1.11
03/31/2007	$1.80	$1.26

The last reported sale price of our common stock on the NYSE Amex on March 20, 2009, was $0.95 per share.

(b)	Holders

As of March 1, 2009, there were an aggregate of 6,615,708 shares of our common stock outstanding, held by approximately 82 holders of record.

(c)	Dividends

We have not declared or paid any cash dividends since our inception, and we do not intend to pay any cash dividends in the foreseeable future.  The declaration of dividends in the future, if any, will be at the discretion of the Board of Directors and will depend upon our earnings, capital requirements, and financial position.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

We are a solution-driven organization that designs, develops, manufactures and sells  cutting-edge high-grade power system solutions to the military/defense, telecom/datacom, industrial and medical industries. Our products serve a global market, with an emphasis on North America and Europe.  Revenues are generated from sales directly by our sales force and through a network of manufacturers’ representatives and distributors to OEMs and end users.

During the year ended December 31, 2008, our products were received well in the marketplace.  We intend to remain an innovative leader in the development of cutting-edge custom power solutions, rugged power systems to meet harsh and extreme environmental requirements and high performance, high density and modular power system. We also intend to continue to pursue our strategy of controlling production costs and insuring high quality products deliverable in a timely manner through production agreements with numerous contract manufacturers in Asia.  While we believe our revenues have increased to a sufficient amount to offset our expenses, we may be subject to net losses in an individual quarter.  We believe that our cash will be sufficient to fund those losses for at least 12 months.

Foreign Currency Fluctuations

Our wholly-owned subsidiary, Gresham, operates using the United Kingdom pound sterling.  Therefore, we are subject to monetary fluctuations between the U.S. dollar and the United Kingdom pound sterling.  For the year ended December 31, 2008, we recorded a foreign currency translation loss of $737,000 in Other Comprehensive Income (Loss) in shareholders’ equity.  For the year ended December 31, 2007, we recorded a foreign currency translation profit of $34,000.

Results of Operations

The table below sets forth certain statements of operations data as a percentage of revenues for the years ended December 31, 2008 and 2007:

	Years Ended December 31,
	2008	2007
Revenues	100.00%	100.00%
Cost of revenues	68.42	72.83
Write-off of excess inventory	1.97	1.61
Gross profit	29.61	25.56
Engineering and product development	5.23	5.99
Sales and marketing	8.73	8.02
General and administrative	12.36	11.11
Total operating expenses	26.32	25.12
Operating income	3.29	0.44
Financial income	1.17	0.55
Income before tax benefit	4.45	0.99
Tax benefit	0.24	0.01
Net income	4.69%	1.00%

The following discussion and analysis should be read in connection with the consolidated financial statements and the notes thereto and other financial information included elsewhere in this Annual Report.  We prepared the financial statements in accordance with U.S. generally accepted accounting principles, which require management to make estimates, and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Year Ended December 31, 2008, Compared to Year Ended December 31, 2007

Revenues

For the year ended December 31, 2008, revenues decreased by 2.1% to $11,900,000 from $12,157,000 for the year ended December 31, 2007.  The decrease in revenues is mainly due to a decrease in sales of our commercial products in Europe, as described below.

Revenues derived from our defense products for the year ended December 31, 2008 were $3,113,000, or approximately the same as revenues of $3,140,000 from defense products for the year ended December 31, 2007.  Revenues derived from our commercial products for the year ended December 31, 2008 decreased by 2.6% to $8,787,000, from $9,017,000 for the year ended December 31, 2007.  The decrease in commercial product revenue in 2008 resulted primarily from the rescheduling of shipments in the third and fourth quarters of 2008 by two of our larger European customers, and was not reflective of a broad-based downturn in business.  To lessen any potential impact of similar decisions by specific customers in the future, we are implementing a new strategy to extend the distribution network to cover numerous new market segments.  In addition, we are focusing more on full custom power solutions which will enable us to collaborate more closely with our customers and therefore anticipate the timing of design cycles, shipments and other customer requirements.

Revenues from our domestic operations increased by 5.9% to $5,611,000 for the year ended December 31, 2008, from $5,297,000 for the year ended December 31, 2007. The increase in product revenues is mainly attributed to increases in sales of our newer product lines with full custom power solution designs, offset partially by the decrease in demand for our certain of our legacy product lines as a result of the maturation of these products.

 Revenues from our European operations (Gresham) decreased by 7.9% to $6,289,000 for the year ended December 31, 2008, from $6,860,000 for the year ended December 31, 2007.  The decrease in revenues from Gresham in 2008 is due to a decline in commercial product revenues resulting primarily from the rescheduling of shipments by two of our larger European customers during the third and fourth quarters of 2008.

Gross Margins

Gross margins were 29.6% for the year ended December 31, 2008, compared to 25.6% for the year ended December 31, 2007.  The higher gross margins in 2008 were primarily attributable to the continued outsourcing of our production to contract manufacturers in Asia, cost reductions and variations in our product mix. We believe that the most important factor in the substantial increase in gross margins was our strategic shift earlier in 2008 away from a dependence upon commoditized products to more integrated custom product solutions.  This value-added platform of solutions, where we work in concert with our strategic customers and their partners, requires a more direct, consultative selling effort on our part. We believe that some of this business may be of a seasonal nature and that it most likely will not signify similar increases in gross margin in the future.

Engineering and Product Development

Engineering and product development expenses were 5.23% of revenues for the year ended December 31, 2008, compared to 5.99% for the year ended December 31, 2007.  Actual dollar expenditures decreased by $106,000, to $622,000 in 2008 from $728,000 in 2007.  The decrease was primarily due to lower salary and consulting expenses, including the complete cessation of consulting contracts and corresponding consulting fees in 2008.

Selling and Marketing

Selling and marketing expenses were 8.7% of revenues for the year ended December 31, 2008, compared to 8.0% of revenues for the year ended December 31, 2007.  Actual dollar expenditures increased by $64,000, to $1,039,000 in 2008 from $975,000 in 2007, mainly due to investing in Company branding that included a new website, product labels and packaging and new collateral, together with an increase in travel and advertising expenses in 2008, partially offset by a decrease in commissions.

General and Administrative

General and administrative expenses were 12.4% of revenues for the year ended December 31, 2008, compared to 11.1% for the year ended December 31, 2007.   In actual dollars, general and administrative expenses increased by $120,000, to $1,471,000 in 2008 from $1,351 in 2007. The increase in 2008 was primarily due to the accrual of liabilities in relation to the separation agreement with our former President and Chief Executive Officer.

Financial Income, Net

Net financial income was $139,000 for the year ended December 31, 2008, compared to net financial income of $67,000 for the year ended December 31, 2007.   The increase in financial income in 2008 was due to foreign currency fluctuations during the respective periods offset partially by changes in the fair value of forward contracts.  From time to time, we enter into forward contracts to hedge certain sales transactions which are denominated in foreign currencies.

Net Income

Net income for the year ended December 31, 2008 was $558,000, or 4.7% of revenues, an increase of $437,000 from the net income of $121,000, or 1.0% of revenues, for the year ended December 31, 2007. The increase in net income is primarily due to the significant increase in gross margins in 2008.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles require management to make estimates and assumptions that affect the reported assets, liabilities, sales, and expenses in the accompanying consolidated financial statements.  Critical accounting policies are those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain.  The following are considered our most critical accounting policies that, under different conditions or using different assumption or estimates, could show materially different results on our financial condition and results of operations.

Revenue Recognition

We recognize revenue from products when the following criteria are met:  persuasive evidence of an arrangement exists, delivery of the product has occurred, our price to our customer is fixed or determinable, no further obligation exists and collectibility is reasonably assured (see Note 2h of Notes to Consolidated Financial Statements).

Inventory Obsolescence Accruals

We periodically assess our inventory valuation by reviewing revenue forecasts and technological obsolescence.  We write down the value of obsolescent or unmarketable inventory to the estimated net realizable value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

During 2008 and 2007, we recorded inventory write-offs of $ 235,000 and $ 196,000, respectively.

Allowance for Doubtful Accounts

Our accounts receivable are derived from sales to customers located primarily in the U.S. and Europe.  We perform ongoing credit evaluations of our customers’ financial condition and currently require no collateral from our customers.  An allowance for doubtful accounts for estimated losses is maintained in anticipation of the inability of customers to make required payments. The allowance for doubtful accounts as of December 31, 2008 and 2007 was $124,000 and $110,000, respectively. When we become aware that a specific customer is unable to meet its financial obligations, such as the result of bankruptcy or deterioration of the customer’s operating results or financial position, we record a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance.  We are not able to predict changes in the financial condition of customers, and if the condition or circumstances of our customers deteriorates, estimates of the recoverability of trade receivables could be materially affected and we may be required to record additional allowances.  Alternatively, if our estimates are determined to be greater than the actual amounts necessary, we may decrease a portion of such allowance in future periods based on actual collection experience.

Other Accrued Liabilities

Our accrued liabilities are based on a variety of factors including past experience and, in many cases, require estimates  If future experience differs from these estimates, operating results in future periods would be impacted.

Equity-based Compensation Expense:

We account for equity-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment.” Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service periods. Determining the fair value of share-based awards at the grant date requires the exercise of judgment, including the amount of share-based awards that are expected to be forfeited. Estimated forfeitures are based on historical pre-vesting forfeitures. If actual results differ from these estimates, equity-based compensation expense, and therefore our results of operations, could be impacted.

Liquidity and Capital Resources

On December 31, 2008, we had cash, cash equivalents, and restricted cash of $2,552,000, and working capital of $3,412,000.  This compares to cash, cash equivalents, and restricted cash of $1,548,000 and working capital of $3,500,000, on December 31, 2007. The decrease in working capital in 2008 is mainly due to a decrease in accounts receivable, decrease in accounts payable and related parties-trade payables, and an increase in deferred revenue, offset partially by an increase in cash and cash equivalents.

Net cash provided by operating activities was $1,444,000 for the year ended December 31, 2008, compared to $88,000 in cash provided by operating activities for the year ended December 31, 2007.  The increase in cash provided by operating activities in 2008 was mainly due to decrease in trade receivables resulting from increased collection efforts, an increase in deferred revenues and other current liabilities, and an increase in accounts payable and related parties – trade payables, offset partially by an increase in inventories due to a custom order backlog for 2009.

Net cash used in investing activities was $79,000 for the year ended December 31, 2008, compared to $161,000 in cash provided by investing activities for the year ended December 31, 2007.  The decrease in cash used in investing activities in 2008 was mainly due to reduced purchases of property and equipment during 2008 and a decrease in a short term deposit investment.

No cash was provided by financing activities in the year ended December 31, 2008, compared to $5,000 in net cash provided by financing activities for the year ended December 31, 2007. Cash provided by financing activities in 2007 was due to proceeds from the exercise of options.

Our liquidity will be affected by many factors, some of which are based on normal ongoing operations of our business and some of which arise from fluctuations related to global economics and markets. As evidenced by the recent turmoil in the financial markets, credit has tightened. We are reviewing our liabilities  and capital structure to minimize any impact, and will pursue a strategy to mitigate any reductions in cash flow as a result of an economic slowdown by reducing capital expenditures and other discretionary spending.  We currently believe that our existing cash balances, together with anticipated cash flows from operations, will be sufficient to fund our operations through at least the next twelve months.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

DIGITAL POWER CORPORATION AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008

IN U.S. DOLLARS

- - - - - - - -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and board of directors of

DIGITAL POWER CORPORATION

We have audited the accompanying consolidated balance sheets of Digital Power Corporation ("the Company") and its subsidiary as of December 31, 2008 and 2007 and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary at of December 31, 2008 and 2007 and the consolidated results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER
March 30, 2009	A Member of Ernst & Young Global

DIGITAL POWER CORPORATION

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

	December 31,
	2008	2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,476	$1,443
Restricted cash	76	105
Trade receivables, net of allowance for doubtful accounts of $ 124 and $110 as of December 31, 2008 and 2007, respectively	1,901	2,751
Prepaid expenses and other receivables	139	106
Inventories (Note 3)	1,494	1,657

Total current assets	6,086	6,062

PROPERTY AND EQUIPMENT, NET (Note 4)	153	202

LONG-TERM DEPOSITS	41	41

Total assets	$6,280	$6,305

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,069	$727
Related parties - trade payables (Note 11)	957	1,409
Deferred revenue	134	-
Other current liabilities (Note 5)	514	426

Total current liabilities	2,674	2,562

COMMITMENTS AND CONTINGENT LIABILITIES (Note 6)

SHAREHOLDERS' EQUITY (Note 7):
Share capital -
Series A redeemable, convertible preferred shares, no par value - 500,000 shares authorized, 0 shares issued and outstanding at December 31, 2008 and 2007	-	-
Preferred shares, no par value - 1,500,000 shares authorized, 0 shares issued and outstanding at December 31, 2008 and 2007	-	-
Common shares, no par value - 30,000,000 shares authorized; 6,615,708 shares issued and outstanding at December 31, 2008 and 2007	-	-
Additional paid-in capital	13,927	13,885
Accumulated deficit	(9,784)	(10,342)
Accumulated other comprehensive income (loss)	(537)	200

Total shareholders' equity	3,606	3,743

Total liabilities and shareholders' equity	$6,280	$6,305

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

U.S. dollars in thousands (except per share data)

	Year ended December 31,
	2008	2007

Revenues (Note 12)	$11,900	$12,157
Cost of revenues	8,142	8,854
Write-off of excess inventory	235	196

Gross profit	3,523	3,107

Operating expenses:
Engineering and product development	622	728
Selling and marketing	1,039	975
General and administrative	1,471	1,351

Total operating expenses	3,132	3,054

Operating income	391	53

Financial income, net	139	67

Income before income taxes	530	120
Tax benefit	28	1

Net income	$558	$121

Basic net earnings per share	$0.084	$0.018

Diluted net earnings per share	$0.083	$0.018

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

U.S. dollars in thousands (except share data)

					Other
			Additional		accumulated	Total	Total
	Common shares		paid-in	Accumulated	comprehensive	comprehensive	shareholders'
	Number	Amount	capital	deficit	income (loss)	income (loss)	equity

Balance as of January 1, 2006	6,610,708	$-	$13,768	$(10,463)	$166		$3,471

Stock compensation related to options granted to Telkoor's employees and other non- employee consultant	-	-	54	-	-		54
Stock compensation related to options granted to employees	-	-	58	-	-		58
Exercise of options	5,000	-	5	-	-		5
Comprehensive income:
Net income	-	-	-	121	-	$121	121
Foreign currency translation adjustments	-	-	-	-	34	34	34
Total comprehensive income
						$155
Balance as of December 31, 2007	6,615,708	-	13,885	(10,342)	200		3,743

Stock compensation related to options granted to Telkoor's employees and other non- employee consultant	-	-	(12)	-	-		(12)
Stock compensation related to options granted to employees	-	-	54	-	-		54
Comprehensive income:
Net income	-	-	-	558	-	$558	558
Foreign currency translation adjustments	-	-	-	-	(737)	(737)	(737)
Total comprehensive loss
						$(179)
Balance as of December 31, 2008	6,615,708	$-	$13,927	$(9,784)	$(537)		$3,606

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2008	2007
Cash flows from operating activities:

Net income	$558	$121
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation	94	82
Stock compensation related to options granted to employees	54	58
Stock compensation related to options granted to Telkoor's employees and other non- employee consultant	(12)	54
Decrease (increase) in trade receivables, net	474	(530)
Decrease (increase) in prepaid expenses and other receivables	(54)	35
Increase in inventories	(456)	(244)
Inventory write-offs	235	196
Increase in accounts payable and related parties - trade payables	213	420
Increase (decrease) in deferred revenues and other current liabilities	338	(104)

Net cash provided by operating activities	1,444	88

Cash flows from investing activities:

Increase in long term deposit	-	(41)
Purchase of property and equipment	(79)	(120)

Net cash used in investing activities	(79)	(161)

Cash flows from financing activities:

Proceeds from exercise of options	-	5

Net cash provided by financing activities	-	5

Effect of exchange rate changes on cash and cash equivalents	(332)	17

Increase (decrease) in cash and cash equivalents	1,033	(51)
Cash and cash equivalents at the beginning of the year	1,443	1,494

Cash and cash equivalents at the end of the year	$2,476	$1,443

Supplemental disclosure of cash flows activities:

Income taxes paid	$-	$2

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

b.
The Company depends on Telkoor Telecom Ltd. ("Telkoor"), a major shareholder of the Company and one of DPC's third party subcontractors for manufacturing capabilities in production of the products which DPC sells. If these manufacturers are unable or unwilling to continue manufacturing the Company's products in required volumes on a timely basis, that could lead to loss of sales, and adversely affect the Company's operating results and cash position. The Company also depends on Telkoor's intellectual property and ability to transfer production to third party manufacturers. Failure to obtain new products in a timely manner or delay in delivery of product to customers will have an adverse effect on Company's ability to meet its customers' expectations. See also Note 11.

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

All of the revenues of the Company are generated in U.S. dollars ("dollar"). In addition, a substantial portion of the costs of the Company are incurred in dollars. The Company's management believes that the dollar is the currency of the primary economic environment in which the Company operates.

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

Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less at acquisition.

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

During 2008 and 2007, the Company recorded inventories write-offs of $ 235 and $ 196, respectively.

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

The long-lived assets of the Company and its subsidiary are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. During 2008 and 2007, no impairment losses have been identified.

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

A table presenting the reconciliation of the changes in the Company's aggregate product warranty liability was not provided due to the immateriality.

DIGITAL POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

l.	Accounting for stock-based compensation:

The Company accounts for stock based compensation in accordance with SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)").

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

The Company estimates the fair value of stock options granted under SFAS No. 123(R) using the Black-Scholes option- pricing model that uses the assumption as follows:

Expected volatility is based on historical volatility that is representative of future volatility over the expected term of the options. The expected term of options granted was determined based on the simplified method in accordance with Staff Accounting Bulletin No, 110, which is calculated as the midpoint between the vesting date and the end of the contractual term of the option. The risk free interest rate is based on the yield of U.S Treasury bonds with equivalent terms. The dividend yield is based on the Company's historical and future expectation of dividends payouts. The Company has not paid cash dividends historically and has no plans to pay cash dividends in the foreseeable future.

The Company recognizes compensation expense based on awards ultimately expected to vest, net of estimated forfeitures at the time of grant. Estimated forfeitures are based on historical pre-vesting forfeitures. SFAS 123(R) requires forfeitures to be estimated and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The fair value for options granted in 2008 and 2007 is amortized over their vesting period using a straight-line recognition method and estimated at the date of grant with the following assumptions:

	2008	2007

Dividend yield	0%	0%
Expected volatility	88% –93%	100% –103%
Risk-free interest	1.7% - 4.0%	4.5% - 4.6%
Forfeiture rate	5%	5%
Expected life of up to	7 years	7 years

DIGITAL POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The total equity-based compensation expense related to all of the Company's equity-based awards, recognized for the years ended December 31, 2008 and 2007 were comprised as follows:

	Year ended December 31,
	2008	2007

Cost of goods sold	$2	$2
Research and development	2	2
Sales and marketing	11	17
General and administrative	39	37

Total equity-based compensation expense	$54	$58

A summary of option activity under the Company's Stock Option Plans as of December 31, 2008 and changes during the year then ended is as follows:

	Year ended December 31, 2008
	Amount of options	Weighted average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding at the beginning of the year	930,190	$1.15
Granted	110,000	$0.81
Expired	(31,155)	$2.31
Forfeited	(230,000)	$1.29

Outstanding at the end of the year	779,035	$1.02	5.59	$65

Vested or expected to vest at year end	740,035

Exercisable options at the end of the year	584,035	$1.01	4.51	$55

The weighted-average grant-date fair value of options granted during the year ended December 31, 2008 and 2007 was $0.81 and $ 1.60, respectively. The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on December 31, 2008 and the exercise price, multiplied by the number of in-the-money-options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. This amount changes based on the fair market value of the Company's shares. The total intrinsic value of options exercised during the year ended December 31, 2007 was $ 1 (no options were exercised in 2008).

DIGITAL POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

As of December 31, 2008, there was $ 150 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's stock option plans. That cost is expected to be recognized over a weighted average period of 2.27 years. The total fair value of options vested during the year ended December 31, 2008 and 2007 was $ 42 and $ 45.

The Company applies SFAS No. 123(R) and Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services" ("EITF 96-18"), with respect to options and warrants issued to non-employees. SFAS No. 123(R) requires the use of option valuation models to measure the fair value of the options and warrants at the date of grant.

m.	Fair value of financial instruments:

On January 1, 2008, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 157, "Fair Value Measurements" ("SFAS No. 157") for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.

SFAS No. 157 defines fair value as the price that would be received upon the sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including the Company's own credit risk.

DIGITAL POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

In addition to defining fair value, SFAS No. 157 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which are determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

1.	Level 1 - inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.
2.
Level 2 - inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

3.
Level 3 - inputs are generally unobservable and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The valuation methodology the Company uses to measure derivatives is based observable inputs including interest rate curves and both forward and spot prices for currencies. These derivatives are included in Level 2 (see also Note 5).

The carrying amounts of financial instruments carried at cost, including cash and cash equivalents, restricted cash, short term bank deposits, trade receivables and trade payables approximate their fair value due to the short-term maturities of such instruments.

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

The total number of shares related to the outstanding options and warrants excluded from the calculations of diluted net earnings per share because these securities are anti-dilutive, was 644,035 options and 435,368 options for the years ended December 31, 2008 and 2007, respectively.

DIGITAL POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

o.	Concentrations of credit risks:

Financial instruments that potentially subject the Company and its subsidiary to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, long term deposites and trade receivables.

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

p.	Derivatives and hedging:

Financial Accounting Standard Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended, requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The Company uses derivatives to hedge certain cash flow foreign currency exposures in order to further reduce the Company's exposure to foreign currency risks.

The Company entered into a forward contract to hedge certain sales transactions with a customer denominated in foreign currencies. The Company's forward contract did not qualify a hedging instrument under SFAS 133.

Changes in the fair value of forward contracts are reflected in the consolidated statements of operations as financial income or expense.

q.	Comprehensive income:

The Company accounts for comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” This Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. The Company determined that its items of comprehensive income relate to unrealized losses and gains from foreign currency translation adjustments.

DIGITAL POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

r.	Recently issued accounting pronouncements:

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

In March 2008, the FASB issued Statement 161 “Disclosures about Derivative Instruments and Hedging Activities” ("SFAS 161") an amendment to FASB No. 133.  This statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why and entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Early application is encouraged.  The Company does not expect the adoption of SFAS 161 to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 160, ‘‘Noncontrolling Interests in Consolidated Financial Statements’’ (‘‘SFAS 160’’). SFAS 160 amends ARB 51, ‘‘Consolidated Financial Statements’’, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS 160 is not expected to have a material effect on accounting for current subsidiaries.

DIGITAL POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The Company is currently evaluating the impact of SFAS No. 162 on its consolidated financial statements, and the adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

NOTE 3:-	INVENTORIES

	December 31,
	2008	2007

Raw materials, parts and supplies	$228	$176
Work in progress	308	298
Finished products	958	1,183

	$1,494	$1,657

NOTE 4:-	PROPERTY AND EQUIPMENT

	December 31,
	2008	2007
Cost:
Computers, software and related equipment	$998	$1,083
Office furniture and equipment	175	209
Leasehold improvements	454	543

	1,627	1,835

Accumulated depreciation
Computers, software and related equipment	960	1,053
Office furniture and equipment	172	202
Leasehold improvements	342	378

	1,474	1,633

Depreciated cost	$153	$202

Depreciation expense was $94 and $ 82 for the years ended December 31, 2008 and 2007, respectively.

DIGITAL POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 5:-	OTHER CURRENT LIABILITIES

	December 31,
	2008	2007

Accrued payroll and payroll taxes	$81	$104
Warranty accrual	61	86
Government authorities	10	2
Accrued expenses and other	247	234
Forward contract	115	-

	$514	$426

NOTE 6:-	COMMITMENTS AND CONTINGENT LIABILITIES

Lease commitments:

The Company and its subsidiary rent their facilities under various operating lease agreements, which expire on various dates, the latest of which is in 2012 (with an option for renewal for an additional five years). The Company's subsidiary has a lease agreement in respect of the U.K. facility which expires on September 2009 and has certain repairing covenants.

Future rental commitments under non-cancelable leases are as follows:

Year ended December 31,

2009	$177
2010	71
2011	72
2012	68

$388

Total rent expense for the years ended December 31, 2008 and 2007 was approximately $ 253 and $ 305, respectively.

NOTE 7:-	SHAREHOLDERS' EQUITY

a.	Preferred shares:

There are authorized Preferred shares in the amount of 500,000 shares of Series A cumulative redeemable convertible Preferred shares ("Series A"), and an additional 1,500,000 Preferred shares that have been authorized, but the rights, preferences, privileges and restrictions on these shares have not been determined. DPC's Board of Directors is authorized to create a new series of Preferred shares and determine the number of shares, as well as the rights, preferences, privileges and restrictions granted to or imposed upon any series of Preferred shares. As of December 31, 2008, there were no Preferred shares issued or outstanding.

DIGITAL POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 7:-	SHAREHOLDERS' EQUITY (Cont.)

b.	Common shares:

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

2.
As of December 31, 2008, the Company has authorized in the 1996, 1998, and 2002 Incentive Share Option Plans the grant of options to officers, management, other key employees and others of up to 513,000, 240,000 and 1,519,000, respectively of the Company's Common shares. For all three Incentive Share Option Plans the maximum terms of the options is ten years from the date of grant. As of December 31, 2008, an aggregate of 745,870 of the Company's options are still available for future grant.

3.	The options granted generally become fully vested after four years. Any options that are forfeited or cancelled before expiration become available for future grants.

The options outstanding as of December 31, 2008, have been classified by exercise price, as follows:

	Options	Weighted		Options	Weighted
	outstanding	average	Weighted	exercisable	average
	as of	remaining	average	as of	exercise price
Exercise	December 31,	contractual	exercise	December 31,	of options
price	2008	term	price	2008	exercisable
		Years

$0.48- $ 0.71	265,000	3.70	$0.68	255,000	$0.68
$0.80- $ 1.05	269,000	6.89	$0.96	169,000	$1.04
$1.16- $ 1.813	206,035	7.10	$1.27	121,035	$1.23
$2.31- $ 3.03	39,000	1.52	$2.36	39,000	$2.36

	779,035	5.59	$1.15	584,035	$1.01

DIGITAL POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 7:-	SHAREHOLDERS' EQUITY (Cont.)

d.	Warrants and options issued to service providers and consultants:

The Company's outstanding warrants and options to consultants and service providers as of December 31, 2008, are as follows:

Issuance date	Options for Common shares	Exercise price per share	Options exercisable

May 2002	40,000	$1.00	40,000
August 2002	10,000	$0.55	10,000
November 2002	10,000	$1.00	10,000
February 2005	20,000	$1.19	15,000
March 2006	100,000	$1.16	50,000

	180,000		125,000

All options are exercisable for ten years from the date of grant.

In 2005 and 2006, the Company granted 30,000 options to Telkoor's employees and 100,000 options to a non-employee consultant. The Company accounted for its options to non-employees under the fair value method of SFAS No. 123(R) and EITF 96-18. Those options vest primarily over four years. The fair value for these options was estimated using a Black-Scholes option-pricing model with the following assumptions for 2008: risk-free interest rates of 1.7%-1.9%, dividend yield of 0%, volatility of 92%, and the contractual term of the options of 6.2-7.2 years.

Compensation income of $ 12 and compensation expense of $ 54 were recognized for the years ended December 31, 2008 and 2007, respectively.

e.	Employee stock ownership plan:

The Company has an employee stock ownership plan ("ESOP") covering eligible employees. The ESOP provides for the Employee Stock Ownership Trust ("ESOT") to distribute the Company's Common shares as retirement benefits to the participants. The Company has not distributed shares since 1998. As of December 31, 2008, the outstanding Common shares held by the ESOT amount to 167,504 shares.

f.	Dividends:

In the event that cash dividends are declared in the future, such dividends will be paid in U.S. dollars. The Company does not intend to pay cash dividends in the foreseeable future.

DIGITAL POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 8:-	TAXES ON INCOME

a.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

	December 31,
	2008	2007

Operating loss carryforward	$1,629	$1,822
Reserves and allowances	223	242

Net deferred tax asset before valuation allowance	1,852	2,064
Valuation allowance	(1,852)	(2,064)

Net deferred tax asset	$-	$-

As of December 31, 2008 and 2007, the Company and its subsidiary provided a valuation allowance of $ 2,064 and $1,852, respectively, in respect of deferred tax asset resulting from short-term temporary differences and depreciation charged in advance of a capital allowance taken, as well as from carryforward losses. During 2008 and 2007, the Company decreased the tax valuation by $ 212 and $ 75.

Management currently believes that since the Company and its subsidiary have a history of losses, it is more likely than not that the deferred tax assets regarding the remainder of the tax loss carryforward and other temporary differences will not be realized in the foreseeable future.

b.	Net operating tax losses carryforward:

As of December 31, 2008, the Company had approximately $ 3,543 in federal net operating loss carryforward for income tax purposes, which can be carried forward and offset against taxable income for 20 years and expire in 2020-2027.

Utilization of U.S. net operating losses may be subject to substantial annual limitation, due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization. The Company believes that, as a result of having undergone an "Ownership change" in 2002 within the meaning of section 382 of the Internal Revenue Code, its ability to use its net operating loss carryforward and other tax attributes to offset future U.S. taxable income, and thereby reduce its tax liability, is severely limited.

As of December 31, 2008 and 2007, DPL had accumulated losses for income tax purposes in the amount of approximately $ 1,071 and $ 1,110, respectively. These net operating losses may be carried forward and offset against taxable income in the future for an indefinite period.

DIGITAL POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 8:-	TAXES ON INCOME

c.
The main reconciling items between the statutory tax rate of the Company and its subsidiary and the effective tax rate, are the non-recognition of tax benefits resulting from the Company's accumulated net operating losses carryforward due to the uncertainty of the realization of such tax benefits.

d.	Income before income taxes:

The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not result in a change to the Company's accumulated deficit. There is no provision in respect of FIN48 for the years ended December 31, 2008 and 2007. Net income (loss) before income taxes consists of the following:

	Year ended December 31,
	2008	2007

Domestic (U.S.)	$199	$(5)
Foreign (U.K.)	331	125

	$530	$120

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

NOTE 9:-	NET EARNINGS PER SHARE

The following table sets forth the computation of the basic and diluted net earnings per share:

a.	Numerator:

	Year ended December 31,
	2008	2007

Net income available to Common shareholders	$558	$121

b.	Denominator:

Denominator for basic net earnings per Common share	6,615,708	6,611,530
Effect of dilutive securities:
Stock options	72,883	261,786

Denominator for diluted net earnings per Common share	6,688,591	6,873,316

DIGITAL POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 10:-	FINANCIAL INCOME, NET

	Year ended December 31,
	2008	2007

Financial income:
Interest	$42	$61
Foreign currency transaction differences	446	13

	488	$74

Financial expenses:
Foreign currency transaction differences	$202	$7
Forward contract transaction	147	-

	$349	$7

Financial income, net	$139	$67

NOTE 11:-	RELATED PARTY TRANSACTIONS

The results of operations from transactions with Telkoor, a major shareholder, were as follows:

	Year ended December 31,
	2008	2007

Purchases of products from Telkoor	$4,571	$5,142

Transactions with Telkoor are derived mainly from purchase of power supplies from Telkoor.

The Company believes that the transactions described above, are on a basis no less favorable than could be obtained from an independent third party. Although it is not practical to determine the amounts that the Company would have incurred had it operated as an unaffiliated entity, management believes that the amounts chargeable for the above transactions provided by these agreements are reasonable. All future transactions between the Company and Telkoor will be on terms no less favorable than could be obtained from an independent third party.

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

DIGITAL POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

The following data presents the revenues, expenditures and other operating data of the Company's geographic operating segments:

	Year ended December 31, 2008
	DPC	DPL	Eliminations	Total

Revenues	$5,611	$6,289	$-	$11,900

Intersegment revenues	278	27	(305)	-

Total revenues	$5,889	$6,316	$(305)	$11,900

Depreciation expense	$29	$65	$-	$94

Operating income	$43	$348	$-	$391

Financial income, net				139

Tax benefit				28

Net income				$558

Expenditures for segment assets as of December 31, 2008	$12	$67	$-	$79

Identifiable assets as of December 31, 2008	$2,979	$3,301	$-	$6,280

DIGITAL POWER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 12:-	SEGMENTS CUSTOMERS AND GEOGRAPHICAL INFORMATION (Cont.)

	Year ended December 31, 2007
	DPC	DPL	Eliminations	Total

Revenues	$5,297	$6,860	$-	$12,157

Intersegment revenues	136	33	(169)	-

Total revenues	$5,433	$6,893	$(169)	$12,157

Depreciation expense	$21	$61	$-	$82

Operating income (loss)	$(217)	$270	$-	$53

Financial income, net				67

Tax benefit				1

Net income				$121

Expenditures for segment assets as of December 31, 2007	$82	$38	$-	$120

Identifiable assets as of December 31, 2007	$2,259	$4,046	$-	$6,305

b.	Major customers' data as percentage of total revenues:

	Year ended December 31,
	2008	2007

Customer A	12%	5%

c.	Total revenues from external customers divided on the basis of the Company's product lines are as follows:

	Year ended December 31,
	2008	2007
Revenues:
Commercial products	$8,787	$9,017
Defense products	3,113	3,140

	$11,900	$12,157

- - - - - - - -

ITEM 9.	IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, we have carried out an evaluation, under the supervision of, and with the participation of, our management, including our Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of our controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) were effective as of the end of the period covered by the report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management has concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal controls over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Evaluation of Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The names of our executive officers and directors and their ages and positions as of December 31, 2008 are as follows:

Name	Age	Positions Held
Amos Kohn	48	President, CEO and a Director
Ben Zion Diamant	58	Chairman of the Board and a Director
Israel Levi	68	Director (1)
Yeheskel Manea	63	Director (1)
Terry Steinfeld	53	Director (1)
Uri Friedlander	46	CFO and Secretary
(1)           Member of the Audit and Compensation Committees.

Each of the directors named above will serve until the next annual meeting of our shareholders or until his respective successor is elected and qualified.   Subject to the terms of applicable employment agreements, our executive officers serve at the discretion of the Board of Directors.

Biographies of Directors

Amos Kohn

Amos Kohn has served as a member of our Board of Directors since 2003 and as President and Chief Executive Officer since June 2008. His extensive executive-level management experience includes more than 20 years in convergence technology development, business management, corporate operations, and product management for diverse industries including telecommunications, cable television, broadcast, and wireless platform solutions. Mr. Kohn’s background includes serving as the CEO of TechLead, a company specializing in professional services and consulting services to telecommunications, cable television, broadcast, OTT, CDN and wireless industries (since 2003); Vice President of Business Development at Scopus Video Networks, Inc., a Princeton, New Jersey company which develops, markets and supports digital video networking products (2006 through 2007); Senior Vice President of Solutions Engineering at ICTV Inc., a leading provider of network-based streaming media technology solutions for digital video streaming and web-driven programming, located in Los Gatos, California (2003 through 2006); Chief Architect at Liberate Technologies, a software company located in San Carlos, California, which specializes in telecommunications technologies for advanced media processing (2000 through 2003); and Senior Vice President of Engineering and Technology at Golden Channel, the largest cable television multiple-systems operator (MSO) in Israel, where he had executive responsibility for developing and implementing the entire nationwide cable TV system (1989 through 2000). Mr. Kohn holds a degree in Electrical and Electronics Engineering and is named as an inventor of several US and international patents.

Ben-Zion Diamant

Ben-Zion Diamant has served as a member of our Board of Directors and has been Chairman of our Board since 2001. From March 2008 through July 2008, he also served as our Interim President and Chief Executive Officer. He has served as CEO of Telkoor Telecom Ltd. since August 2008; from 1994 through July 2008, he served as Chairman of the Board of Telkoor. From 1992 through 1994, he was a partner and business development manager at Phascom, and from 1989 to 1992, he was a partner and manager at Rotel Communication. Mr. Diamant holds a B.A. degree in political science from Bar-Ilan University.

Israel Levi

Israel Levi has served as a member of our Board of Directors since July 2008. From 1989 to 2007, Mr. Levi served as an officer and held senior management positions, including Senior Vice President of Worldwide Operations, Senior Vice President of Systems and Technology and Senior Vice President of Research and Development, with Harmonic, Inc., a Sunnyvale, California-based provider of video delivery solutions to cable, satellite, telco, terrestrial, and wireless operators worldwide. Mr. Levi led numerous industry-first product and technology developments applied to analog/digital video and data transmission over HFC (hybrid fiber coax)  networks. Among those developments are the first Fiber Node, the first DWDM (Dense Wavelength Division Multiplexing), SCM (Sub Carrier Multiplexed) Transmitter, and Digitized Return Path Transceiver, all of which gained wide industry acceptance and helped build the broadband infrastructure for the transmission of voice, video and data over cable. Mr. Levi holds a Masters Degree in Electrical Engineering and is named as an inventor on five patents.

Yeheskel Manea

Yeheskel Manea has served as a member of our Board of Directors since 2002. Since 1996, Mr. Manea has been a Branch Manager of Bank Hapoalim, one of the leading banks in Israel. Mr. Manea has been employed with Bank Hapoalim since 1972.  He holds a B.A. degree in Economy and Business Administration from Ferris College, University of Michigan.

Terry Steinberg

Terry Steinberg has served as a member of our Board of Directors since November 2008. He has extensive experience in high-growth enterprises, directing expansion efforts organically as well as through mergers and acquisitions, with significant international expertise. Since 2003, Mr. Steinberg has served as Executive Vice President of Provengo, LLC, an Oceanside, New York - based company focusing on synchronizing and streamlining the procurement process for its Department of Defense customers. He was the Executive Vice President of SpiderFuel, Inc., an e-business enablement software company located in New York, from 2001 to 2003, where he designed and implemented business development and roll-up acquisition strategies. From 1999 to 2001, he served as Executive Vice President and then President of FotoLinks, LLC, an online photo-sharing, e-commerce based website company in New York, where he directed the company’s business development and financings, including the acquisition of a digital imaging software developer and value-added reseller. Mr. Steinberg was President and CEO of PC Etcetera, Inc. (later merged with Sivan, an Israeli-based high tech vocational training company and renamed “Mentortech, Inc.”), an international provider of high quality personal computer training services to Fortune 1000 companies, from 1985 to 1999. He received a Bachelors of Science Degree in Applied Mathematics/Computer Science and an MBA - Finance from McGill University.

Biography of Executive Officer
.
Uri Friedlander – Chief Financial Officer and Secretary

Uri Friedlander has served as our Chief Financial Officer since 2007, a position that he also held from November 2001 through August 2002.  Mr. Friedlander has also served as the Chief Financial Officer of Telkoor since 1997. From 1991 through 1996, he was a controller at International Technology Lasers, Ltd. and Quality Power Supplies, Ltd., members of Clal Group. From 1987 through 1990, Mr. Friedlander was an auditor for Luboshitz Kasierer (currently Ernst & Young), public accountants.  Mr. Friedlander holds a B.A. degree in Accounting and Economics from Tel Aviv University.

Family Relationships

Two of Mr. Manea's children are married to two of Mr. Diamant's children. Mr. Diamant’s son, Ran Diamant, who is also Mr. Menea’s son-in-law, serves as the Corporate Secretary and Controller of Telkoor Power Supplies Ltd., a key supplier to Digital Power and a wholly-owned subsidiary of our largest shareholder, Telkoor Telecom Ltd. Other than those relationships, there are no family relationships among any of our directors or executive officers.

Board Meetings and Committees

Our Board of Directors is currently composed of five members and maintains the following three standing committees: (1) the Audit Committee; (2) the Compensation Committee; and (3) the Nominating and Governance Committee. The membership and the function of each of the committees are described below. Our Board may from time to time establish a new committee or dissolve an existing committee depending on the circumstances. Current copies of the charters for the Audit Committee, the Compensation Committee and the Nominating and Governance Committee can be found on our website at www.digipwr.com.

Audit Committee

Messrs. Manea, Levi and Steinberg currently comprise the Audit Committee of our Board of Directors. Mr. Kohn was a member of and the Chair of this Committee until June 2008, when he was appointed to serve as our President and Chief Executive Officer. Mr. Levi took Mr. Kohn’s place on the Audit Committee. Our Board has determined that each of the current members of the Audit Committee satisfies the requirements for independence and financial literacy under the standards of the SEC and the NYSE Amex. Our Board has also determined that Mr. Manea qualifies as an “audit committee financial expert” as defined in SEC regulations and satisfies the financial sophistication requirements set forth in the NYSE Amex Rules.

The Audit Committee is responsible for, among other things selecting and hiring our independent auditors, and approving the audit and pre-approving any non-audit services to be performed by our independent auditors; reviewing the scope of the annual audit undertaken by our independent auditors and the progress and results of their work; reviewing our financial statements, internal accounting and auditing procedures, and corporate programs to ensure compliance with applicable laws; and reviewing the services performed by our independent auditor to determine if the services rendered are compatible with maintaining the independent auditors’ impartial opinion.

Compensation Committee

Messrs. Manea, Levi and Steinberg currently comprise the Compensation Committee of our Board of Directors. Mr. Kohn was a member of and the Chair of this Committee until June 2008, when he was appointed to serve as our President and Chief Executive Officer. Mr. Levi took Mr. Kohn’s place on the Compensation Committee. Our Board has determined that each of the current members of the Compensation Committee meets the requirements for independence under the standards of the SEC and the NYSE Amex.

The Compensation Committee is responsible for, among other things reviewing and approving executive compensation policies and practices; reviewing and approving salaries, bonuses and other benefits paid to our officers, including our Chief Executive Officer and Chief Financial Officer; and administering our stock option plans and other benefit plans.

Nominating and Governance Committee

Messrs. Manea, Levi and Steinberg currently comprise the Nominating and Governance Committee of our Board of Directors. Mr. Kohn was a member of and the Chair of this Committee until June 2008, when he was appointed to serve as our President and Chief Executive Officer. Mr. Levi took Mr. Kohn’s place on the Nominating and Governance Committee. Our Board has determined that each of the current members of the Nominating and Governance Committee meets the requirements for independence under the standards of the SEC and the NYSE Amex.

The Nominating and Governance Committee is responsible for, among other things assisting our Board in identifying prospective director nominees and recommending nominees for each annual meeting of shareholders to the Board; developing and recommending governance principles applicable to our Board; overseeing the evaluation of our Board and management; and recommending potential members for each Board committee to our Board.

Board candidates are considered according to various criteria such as their broad-based business and professional skills, experiences, personal integrity and judgment, global business and social perspective, and concern for the long-term interests of our shareholders. In addition, directors must have time available to devote to Board activities and to enhance their knowledge of the power-supply industry. Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than ten percent of a registered class of our equity securities to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC.  Executive officers, directors and greater than ten percent shareholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file.  Based solely upon our review of Forms 3, 4 and 5 received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2008, all such filing requirements applicable to our officers, directors and ten percent shareholders were fulfilled.

Code of Ethics

We have adopted the Code of Ethical Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer, controller or person performing similar functions (collectively, the “Financial Managers”). The Code of Ethical Conduct is designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. The full text of our Code of Ethical Conduct is published on our website at www.digipwr.com.  We will disclose any substantive amendments to the Code of Ethical Conduct or any waivers, explicit or implicit, from a provision of the Code on our website or in a current report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned in all capacities during the fiscal years ended December 31, 2007 and 2008, by our (i) Chief Executive Officer and (ii) executive officers, other than the Chief Executive Officer, whose salaries for the 2008 fiscal year as determined by Regulation S-K, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the “Named Executive Officers”)..

				Long Term Compensation
		Annual Compensation		Awards		Payouts
Name and				Restricted
Principal			Other Annual	Stock	Option	LTIP
Position		Salary	Compensation	Award(s)	Awards	Payouts	All Other	Total
	Year	($)	($)	($)	($)	($)	Compensation	Compensation
Amos Kohn	2008	$101,250	$9,591	-	5,216	-	$4,167	$120,224
Chief Executive
Officer (1) (2)	2007	$-	$10,000	-	5,314	-	-	$15,314

Jonathan Wax	2008	$203,078	$27,071	-	12,996	-	-	$243,145
Chief Executive
Officer (1) (3)	2007	$162,323	$19,167	-	14,103	-	-	$195,593

(1) The amounts in “Other Annual Compensation” consist primarily of health insurance benefits, and also include long-term and short-term disability insurance benefits.

(2) Mr. Kohn became our President and Chief Executive Officer in June 2008.  Prior to that date, he had served as a member of our Board of Directors since 2003.  The 2008 compensation set forth above for Mr. Kohn includes compensation for serving as a non-employee member of our Board of Directors through May 2008, composed of $4,167 in cash and options to purchase an aggregate of 40,000 shares of our common stock.  The 2008 compensation excludes consulting fees of approximately $39,112 paid to TechLead, a company for which Mr. Kohn served as CEO, for consulting services prior to his employment as CEO.  The 2007 compensation set forth above for Mr. Kohn represents solely his compensation for serving as a non-employee Board member during that year.

(3) Mr Wax resigned as our President and Chief Executive Officer in March 2008.  The 2008 compensation set forth above for Mr. Wax includes amounts paid to him pursuant to a separation agreement.  See “Employment Agreements – Separation Agreement With Jonathan Wax” below.

Director Compensation

Independent directors receive $10,000 annually for serving on the Board of Directors. The director designated by the Board as the Audit Committee financial expert receives an additional annual fee of $5,000 for serving as the financial expert.

Upon joining our Board of Directors, each independent director also receives a grant of an option under our 2002 Stock Option Plan to purchase 10,000 shares of our common stock. In addition, subject to Board approval, each independent director may be granted, on an annual basis, an option to purchase an additional 10,000 shares of our common stock. Options vest over a four-year period, 25% per year. Each option has an exercise price equal to the fair market value of our common stock on the grant date and a maximum term of ten years, subject to earlier termination upon the cessation of service as a director.

The table below sets forth, for each non-employee director, the total amount of compensation related to his service during the year ended December 31, 2008:

			DIRECTOR COMPENSATION
Name	Fees	Stock	Option	Non-Equity	Change in	All Other	Total
	Earned	Awards	Awards	Incentive Plan	Pension	Compensation
	or	($)	($)	Compensation	Value and	($)
	Paid in			($)	Nonqualified
	Cash				Deferred
	($)				Compensation
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Amos Kohn (1)	$4,167	$-	$5,959	$-	$-	$-	$10,126
Yeheskel Manea	$15,000	$-	$6,844	$-	$-	$-	$21,844
Benjmin Kiryati	$7,500	$-	$4,645	$-	$-	$-	$12,145
Israel Levi	$5,000		884	$-	$-	$-	$5,884
Terry Steinberg	$2,500		59	$-	$-	$-	$2,559

(1)  Represents that portion of Mr. Kohn’s 2008 compensation related to his service as a Director prior to his employment as our President and Chief Executive Officer in June 2008.

Employment Agreements

Employment Agreement with Amos Kohn

We entered into an employment agreement effective June 1, 2008, with Mr. Amos Kohn, our President and Chief Executive Officer. Under this agreement, Mr. Kohn will receive an initial annual base salary of $175,000. He will also receive a stock option to purchase 50,000 shares of our common stock at a price equivalent to the fair market value of our shares on the date that the option grant is approved by the Board pursuant to our 2002 Stock Option Plan. If certain performance objectives are met and if Mr. Kohn serves continuously as our President and Chief Executive Officer through June 1, 2009, he will be granted an additional option to purchase 100,000 shares of our common stock at a price equivalent to the fair market value of our shares on the date that such option grant is approved by the Board; such option will vest in equal installments over a four-year period. Mr. Kohn is eligible to participate in our standard employee group benefits.

If Mr. Kohn serves continuously as our President and Chief Executive Officer and (i) if certain performance objectives are met during 2008, his base salary during 2009 will increase to $200,000 or he will receive a bonus in the amount of $87,500; (ii) if certain performance objectives are met during 2009, he will receive a bonus equal to his then base salary times a fraction, the numerator of which is Digital Power’s gross profit for 2009 and denominator of which is Digital Power’s gross revenue for 2009; and (iii) if certain performance objectives are met during 2010, he will receive a bonus equal to his then base salary times a fraction, the numerator of which is Digital Power’s gross profit for 2010 and denominator of which is Digital Power’s gross revenue for 2010.

If on or after January 1, 2009, (i) Mr. Kohn is terminated by Digital Power without cause or (ii) a change in control of Digital Power (as defined in the agreement) occurs and Mr. Kohn resigns with good reason within six months following such change in control, Mr. Kohn would be entitled to the following benefits: four to eight months of his then base salary, depending on whether certain performance goals have been achieved; health benefits for up to four months following termination; and acceleration of one year’s worth of vesting of any outstanding stock options.

Separation Agreement with Jonathan Wax

We entered into a separation agreement and release of claims with Jonathan Wax, our former President and Chief Executive Officer. See the discussion of this agreement located below in Item 13, “Certain Relationships and Related Transactions.”

Outstanding Equity Awards at Fiscal Year-End

The following tables provide information on outstanding equity awards during the year ended December 31, 2008 to the Named Executive Officers:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Iptions (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Amos Kohn	10,000	-	-	$0.96	8/5/2013	-	-	-	-
	10,000			$1.19	2/28/2015
	10,000			$1.16	3/9/2016	5,000	$4,500
	10,000			$1.66	3/9/2017	7,500	$6,750
	50,000			$0.84	7/3/2018	50,000	$45,000
	10,000			$0.79	9/19/2018	10,000	$9,000

Stock Awards - Fiscal Year 2008
Name	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Amos Kohn	-	-	-	-

Employee Stock Ownership Plan

We adopted an Employee Stock Ownership Plan, or ESOP, in conformity with ERISA requirements. As of December 31, 2008, the ESOP owned, in the aggregate, 167,504 shares of our common stock. All eligible employees participate in the ESOP based on the employee’s level of compensation and length of service. Participation in the ESOP is subject to vesting over a six-year period. We have not distributed shares to participants since 1998. Our shares of common stock owned by the ESOP are voted by the ESOP trustees. Mr. Diamant is the current trustee of the ESOP.

Stock Option Plans

Our stock option plans currently consist of the Digital Power 2002, 1998, and 1996 Stock Option Plans (the “Plans”). The purpose of the Plans is to encourage stock ownership by employees, officers, and directors by giving them a greater personal interest in the success of the business and by providing them an added incentive to advance in their employment or service to Digital Power. The Plans provide for the grant of either incentive or non-statutory stock options. The exercise price of any stock option granted under the Plans may not be less than 100% of the fair market value of our common stock on the date of grant.

To the extent that an incentive stock option may be exercised in any given year for more than $100,000, the option will be deemed to be a non-statutory stock option. Generally, our stock option agreements permit cashless exercises where options are exercised and the underlying common stock is sold on the same day. Unless otherwise provided by the Board, an option granted under the Plans is exercisable for ten years. The Plans are administered by the Compensation Committee, which has discretion to determine optionees, the number of shares to be covered by each option, the exercise schedule and other terms of the options. The Plans may be amended, suspended, or terminated by the Board, but no such action may impair rights under a previously granted option. Each incentive stock option is exercisable, during the lifetime of the optionee, only so long as the optionee remains employed with us. In general, no option is transferable by the optionee other than by will or by the laws of descent and distribution.

As of December 31, 2008, a total of 2,272,000 shares of our common stock were reserved for issuance under the Plans, and of this number, options to purchase 779,035 shares of common stock were issued and were outstanding at that date.

401(k) Plan

We have adopted a tax-qualified employee savings and retirement plan, or 401(k) plan, which generally covers all of our full-time employees. Pursuant to the 401(k) plan, employees may make voluntary contributions to the plan up to a maximum of 6% of eligible compensation. The 401(k) plan permits, but does not require, matching contributions by Digital Power on behalf of plan participants. We match contributions at the rate of $0.25 for each $1.00 contributed, up to 6% of the base salary. We are also permitted under the plan to make discretionary contributions. The 401(k) plan is intended to qualify under Sections 401(k) and 401(a) of the Internal Revenue Code of 1986, as amended. Contributions to such a qualified plan are deductible to Digital Power when made, and neither the contributions nor the income earned on those contributions is taxable to plan participants until withdrawn. All 401(k) plan contributions are credited to separate accounts maintained in trust.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Except as otherwise indicated below, the following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2008 by: (1) each of our current directors; (2) each of the named executive officers listed in the Summary Compensation Table; (3) each person known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock based upon Schedules 13G or 13D filed with the Securities and Exchange Commission; and (4) all of our directors and executive officers as a group. As of December 31, 2008, there were 6,615,708 shares of our common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of December 31, 2008 are deemed to be outstanding and to be beneficially owned by the person or group holding such options or warrants for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise indicated by footnote, to our knowledge the persons named in the table have sole voting and sole investment power with respect to all common stock shown as beneficially owned by them, subject to applicable community property laws. The table below is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G and Forms 3 and 4 filed with the Securities and Exchange Commission as of December 31, 2008. Unless otherwise indicated below, the address of each beneficial owner listed below is c/o Digital Power Corporation, 41324 Christy Street, Fremont, California 94538.
	Shares Beneficially Owned
Name & Address of Beneficial Owner	Number		Percent

Telkoor Telecom Ltd. 5 Giborei Israel Netanya 42293 Israel	2,897,110		43.8%

Ben-Zion Diamant	3,264,614	(1)	47.9%

Yeheskel Manea	50,000	(2)	*

Amos Kohn	100,000	(3)	*

Israel Levi	--		--

Terry Steinberg	--		--

Barry W. Blank P.O. Box 32056 Phoenix, AZ 85064	618,375		9.4%

All directors and executive officers as a group (6 persons)	3,428,364	(4)	49.7%

Footnotes to Table
*        Less than one percent.
(1)
Mr. Diamant serves as a director and CEO of Telkoor Telecom Ltd. Includes (i) options to purchase 200,000 shares, owned by Mr. Diamant, that are currently exercisable or exercisable within 60 days of December 31, 2008; (ii) 167,504 shares of common stock owned by the Digital Power ESOP, for which Mr. Diamant serves as trustee; and (iii) 2,897,110 shares beneficially owned by Telkoor Telecom Ltd. Mr. Diamant disclaims beneficial ownership of the shares held by Telkoor Telecom Ltd., except to the extent of his proportionate pecuniary interest therein.

(2)	Includes options to purchase 32,500 shares of common stock, exercisable within 60 days of December 31, 2008.
(3)	Includes options to purchase 32,500 shares of common stock, exercisable within 60 days of December 31, 2008.
(4)	See Notes (1) - (3) above. Also includes options to purchase 13,750 shares of common stock held by an executive officer and exercisable within 60 days of December 31, 2008.

	Number of securities to be issued upon exercise of out-standing options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity comp. plans (excluding securities in column (a))
Name	(a)	(b)	(c)
Equity compensation
plans approved by sec-	959,035	$1.03	745,870
urity holders
TOTAL	959,035	$1.03	745,870

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Employment Agreement with Amos Kohn

We entered into an employment agreement, effective June 1, 2008, with our President and Chief Executive Officer, Amos Kohn. See the discussion of this agreement located above in the section titled “Executive Compensation - Employment Agreements”.

Separation Agreement with Jonathan Wax

We entered into a separation agreement and release of claims, effective as of February 29, 2008, with Jonathan Wax, our former President and Chief Executive Officer. Under this agreement, we are to pay Mr. Wax: (a) his base salary through the date of the agreement and any vacation pay and other cash entitlements accrued by Mr. Wax as of the date of the agreement; and (b) $165,000 (less deductions required by law) payable in four equal quarterly installments on April 1, 2008, July 1, 2008, October 1, 2008 and January 1, 2009. We will continue to pay until the earlier of (a) the date on which Mr. Wax obtains health care coverage from another employer or source or (b) one year from the date of the agreement, the same portion of the costs associated with providing group, medical, dental and vision insurance coverage to Mr. Wax as was paid by Digital Power during February 2008. If Mr. Wax dies before all of these payments have been made, we will make the remaining payments to the Wax Family Trust.

Relationship with Telkoor Power Supplies Ltd.

In the fiscal years ended December 31, 2008 and 2007, we purchased approximately $4,571,000 and $5,142,000, respectively, of products from Telkoor Power Supplies Ltd., a wholly-owned subsidiary of our largest shareholder, Telkoor Telecom Ltd. We have no written agreement for the purchase of these products, other than purchase orders that are placed in the ordinary course of business when the products are needed.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global Limited (“E&Y”), has served as our independent registered public accounting firm since 2002 and has been appointed by the Audit Committee to continue as our independent registered public accounting firm for the fiscal year ending December 31, 2009.

E&Y also serves as the independent auditors of Telkoor. The auditing of our financial statements and Telkoor’s financial statements are handled by separate teams within E&Y.

Fees and Services

The following table shows the aggregate fees billed to us for professional services by E&Y for the fiscal years ended December 31, 2008 and 2007:

	2008	2007
Audit Fees	$123,000	$123,000
Audit-Related Fees	$-0-	$-0-
Tax Fees	$-0-	$-0-
All Other Fees	$-0-	$-0-
Total	$123,000	$123,000

Audit Fees. This category includes the aggregate fees billed for professional services rendered for the audits of our financial statements for the fiscal years ended December 31, 2008 and 2007, for the reviews of the financial statements included in our quarterly reports on Form 10-QSB during fiscal 2008 and 2007, and for other services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

Audit-Related Fees. This category includes the aggregate fees billed in each of the last two fiscal years for assurance and related services by the independent auditors that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported above under "Audit Fees," and generally consist of fees for other engagements under professional auditing standards, accounting and reporting consultations, internal control-related matters, and audits of employee benefit plans.

Tax Fees. This category includes the aggregate fees billed in each of the last two fiscal years for professional services rendered by the independent auditors for tax compliance, tax planning and tax advice.

All Other Fees. This category includes the aggregate fees billed in each of the last two fiscal years for products and services provided by the independent auditors that are not reported above under "Audit Fees," "Audit-Related Fees," or "Tax Fees."

The Audit Committee’s policy is to pre-approve all services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. The Audit Committee may also pre-approve particular services on a case-by-case basis. Our independent auditors are required to report periodically to the Audit Committee regarding the extent of services they provide in accordance with such pre-approval.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Exhibits

3.1	Amended and Restated Articles of Incorporation of Digital Power Corporation(1)
3.2	Amendment to Articles of Incorporation(1)
3.3	Bylaws of Digital Power Corporation(1)
4.1	Specimen Common Stock Certificate(2)
4.2	Specimen Warrant(1)
4.3	Representative's Warrant(1)
10.1	Revolving Credit Facility with San Jose National Bank(1)
10.2	KDK Contract(1)
10.3	Agreement with Fortron/Source Corp.(1)
10.4	Employment Agreement With Robert O. Smith(2)
10.5	1996 Stock Option Plan(1)
10.6	Gresham Power Asset Purchase Agreement(3)
10.7	1998 Stock Option Plan
10.8	Technology Transfer Agreement with KDK Electronics(4)
10.9	Loan Commitment and Letter Agreement(5)
10.10	Promissory Note(5)
10.11	Employment Agreement with Robert O. Smith (6)
10.12	Securities Purchase Agreement between the Company and Telkoor Telecom, Ltd. (now Telkoor Power Ltd.) (7)
10.11	Securities Purchase Agreement between the Company and Telkoor Telecom, Ltd. (now Telkoor Power Ltd.) (8)
10.12	Employment Letter with David Amitai (9)
10.13	Employment Agreement with Jonathan Wax (9)
10.14	Convertible Note with Telkoor Power Ltd. (10)
10.15	Lease, dated as of August 21, 2007, between the Company and SDC Fremont Business Center, Inc. (11)
10.16	Employment Agreement with Amos Kohn (12)
21.1	The Company's sole subsidiary is Digital Power Limited, a corporation formed under the laws of the United Kingdom.
23.1	Consent of Ernst & Young
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Previously filed with the Commission on October 16, 1996, to the Company's Registration Statement on Form SB-2.
(2)	Previously filed with the Commission on December 3, 1996, to the Company's Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2.
(3)	Previously filed with the Commission on February 2, 1998, to the Company's Form 8-K.
(4)	Previously filed with the Commission with its Form 10-QSB for the quarter ended September 30, 1998.
(5)	Previously filed with the Commission with its Form 10-KSB for the year ended December 31, 1998.
(6)	Previously filed with the Commission with its Form 10-KSB for the year ended December 31, 1999.
(7)	Previously filed with the Commission with its Form 8-K filed on November 21, 2001.
(8)	Previously filed with the Commission with its Form 8-K filed on January 14, 2004.
(9)	Previously filed with the Commission with its Form 10-KSB for the year ended December 31, 2003.
(10)	Previously filed with the Commission with its Form 8-K filed on February 9, 2005.
(11)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on October 22, 2007.
(12)	Previously filed with the Commission with its Form 8-K filed on July 10, 2008.

.
SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 30, 2009

DIGITAL POWER CORPORATION

By:	/s/ Amos Kohn
Amos Kohn
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the  registrant and in the capacities and on the dates indicated.

Dated: March 30, 2009	/s/ Ben Zion Diamant
Ben Zion Diamant, Chairman

Dated: March 30, 2009	/s/ Amos Kohn
Amos Kohn,
President and Chief Executive Officer

Dated: March 30, 2009	/s/ Israel Levi
Israel Levi, Director

Dated: March 30, 2009	/s/ Yeheskel Manea
Yeheskel Manea, Director

Dated: March 30, 2009	/s/ Terry Steinberg
Terry Steinberg, Director

Dated: March 30, 2009	/s/ Uri Friedlander
Uri Friedlander, Chief Financial Officer
(Principal Accounting and Financial Officer)