Form 10-Q
period 2009-03-31
DIGITAL POWER CORP
filed 2009-05-14
CIK 896493

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________ .

Commission file number 1-12711

DIGITAL POWER CORPORATION
(Exact name of registrant as specified in its charter)

California	94-1721931
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

41324 Christy Street
Fremont, CA 94538-3158
(Address of principal executive offices)

(510) 657-2635
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐   No ☐

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

At May 6, 2009, the registrant had outstanding 6,615,708 shares of common stock.

DIGITAL POWER CORPORATION

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

	March 31,	December 31,
	2009	2008
	Unaudited

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,753	$2,476
Restricted cash	75	76
Trade receivables, net of allowance for doubtful accounts of $ 123 and $ 124 as of March 31, 2009 and December 31, 2008, respectively	1,922	1,901
Prepaid expenses and other accounts receivable	234	139
Inventories	1,513	1,494

Total current assets	5,497	6,086

PROPERTY AND EQUIPMENT, NET	143	153

LONG-TERM DEPOSITS	41	41

Total assets	$5,681	$6,280

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$746	$1,069
Related parties – trade payables	476	957
Deferred revenues	161	134
Other current liabilities	520	514

Total current liabilities	1,903	2,674

SHAREHOLDERS' EQUITY:
Share capital -
Series A redeemable, convertible preferred shares, no par value - 500,000 shares authorized, 0 shares issued and outstanding at March 31, 2009 and December 31, 2008	-	-
Preferred shares, no par value - 1,500,000 shares authorized, 0 shares issued and outstanding at March 31, 2009 and December 31, 2008	-	-
Common shares, no par value - 30,000,000 shares authorized; 6,615,708 shares issued and outstanding at March 31, 2009 and December 31, 2008	-	-
Additional paid-in capital	13,951	13,927
Accumulated deficit	(9,615)	(9,784)
Accumulated other comprehensive loss	(558)	(537)

Total shareholders' equity	3,778	3,606

Total liabilities and shareholders' equity	$5,681	$6,280

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands, except per share data

	Three months ended March 31,
	2009	2008
	Unaudited

Revenues	$2,421	$3,169
Cost of revenues	1,490	2,345

Gross profit	931	824

Operating expenses:
Engineering and product development	136	160
Selling and marketing	319	270
General and administrative	334	559

Total operating expenses	789	989

Operating income (loss)	142	(165)
Financial income, net	27	4

Net income (loss)	$169	$(161)

Basic and diluted net earnings per share	$0.025	$(0.024)

The accompanying notes are an integral part of the consolidated financial statements.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

U.S. dollars in thousands, except share data

					Other
			Additional		accumulated	Total	Total
	Common shares		paid-in	Accumulated	comprehensive	comprehensive	shareholders'
	Number	Amount	capital	deficit	loss	income	equity

Balance as of January 1, 2009	6,615,708	$-	$13,927	$(9,784)	$(537)		$3,606

Stock compensation related to options granted to Telkoor's employees and other non- employee consultant	-	-	7	-	-		7
Stock compensation related to options granted to employees	-	-	17	-	-		17
Comprehensive income:
Net income	-	-	-	169	-	$169	169
Foreign currency translation adjustments	-	-	-	-	(21)	(21)	(21)
Total comprehensive loss						$148
Balance as of March 31, 2009 (unaudited)	6,615,708	$-	$13,951	$(9,615)	$(558)		$3,778

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Three months ended March 31,
	2009	2008
	Unaudited
Cash flows from operating activities:

Net income (loss)	$169	$(161)
Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	26	25
Stock compensation related to options granted to employees	17	21
Stock compensation related to options granted to Telkoor's employees	7	12
Decrease (increase) in trade receivables, net	(40)	143
Increase in prepaid expenses and other accounts receivable	(97)	(46)
Decrease (increase) in inventories	(40)	12
Decrease in accounts payable and related parties- trade payables	(809)	(273)
Increase in deferred revenues and other current liabilities	40	319

Net cash provided by (used in) operating activities	(727)	52

Cash flows from investing activities:

Proceeds from (purchase of) property and equipment	(17)	18

Net cash provided by (used in) investing activities	(17)	18

Effect of exchange rate changes on cash and cash equivalents	21	3

Increase (decrease) in cash and cash equivalents	(723)	73
Cash and cash equivalents at the beginning of the period	2,476	1,443

Cash and cash equivalents at the end of the period	$1,753	$1,516

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 1:-	GENERAL

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

a.
The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2008, are applied consistently in these financial statements. In addition, the following accounting policy is applied:

The accompanying unaudited consolidated financial statements as of March 31, 2009, and for the three months ended March 31, 2009 and 2008 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of the financial condition and results of operations, contained in the Company Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The results of operations for the three months ended March 31, 2009, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2009.

b.	Accounting for stock-based compensation:

The Company has several stock-based employee compensation plans, which are described more fully in Note 4. The Company accounts for stock based compensation in accordance with SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)").

The Company and its subsidiary apply SFAS 123(R) and Emerging Issues Task Force No. 96-18 "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18"), with respect to options issued to non-employees. SFAS 123(R) requires use of an option valuation model to measure the fair value of the options at the grant date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 3:-	INVENTORIES

	March 31,	December 31,
	2009	2008
	Unaudited

Raw materials, parts and supplies	$253	$228
Work in progress	278	308
Finished products	982	958

	$1,513	$1,494

NOTE 4:-	ACCOUNTING FOR STOCK BASED COMPENSATION

a.	Stock option plans:

1.	Under the Company's stock option plans, options may be granted to employees, officers, consultants, service providers and directors of the Company or its subsidiary.

2.
As of March 31, 2009, the Company has authorized, by several Incentive Share Option Plans, the grant of options to officers, management, other key employees and others of up to 2,272,000 shares of the Company's common stock. As of March 31, 2009, options to purchase up to an aggregate of 745,870 shares of the Company's common stock are still available for future grant.

3.
The options granted generally become fully exercisable after four years and expire no later than 10 years from the approval date of the option plan under the terms of grant. Any options that are forfeited or cancelled before expiration become available for future grants.

A summary of the Company's employee share option activity (except options to consultants and service providers) and related information is as follows:

	Three months ended March 31, 2009
	Amount of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value *)
Outstanding at the beginning of the period	779,035	$1.02
Granted	20,000	$0.93
Forfeited	(20,000)	$1.47
Expired	-
Outstanding at the end of the period	779,035	$1.01	5.40	$91

Exercisable options at the end of the period	606,535	$1.02	4.39	$73

*)	Calculation of aggregate intrinsic value is based on the share price of the Company's common stock as of March 31, 2009 ($ 0.97 per share).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 4:-	ACCOUNTING FOR STOCK BASED COMPENSATION (Cont.)

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

The weighted-average grant-date fair value of options granted during the first three months of 2009, was $ 0.93 per share.

As of March 31, 2009, there was $ 144 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a period of two years.

b.	Employee Stock Ownership Plan:

The Company has an Employee Stock Ownership Plan ("ESOP") covering eligible employees. The ESOP provides for the Employee Stock Ownership Trust ("ESOT") to distribute shares of the Company's Common shares as retirement benefits to the participants. The Company has not distributed shares since 1998. As of March 31, 2009, the ESOT held 167,504 shares of Common stock.

NOTE 5:-	NET EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of the basic and diluted net earnings (loss) per share:

1.	Numerator:

	Three months ended March 31,
	2009	2008
	Unaudited

Net income (loss) available to common shareholders	$169	$(161)

2.	Denominator:

Denominator for basic net earnings per share of weighted average number of common stock	6,615,708	6,615,708
Effect of dilutive securities:
Employee stock options	75,173	-

Denominator for diluted net earnings per share of Common stock	6,690,881	6,615,708

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 6:-	SEGMENTS, MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

The Company has two reportable geographic segments, see Note 1 for a brief description of the Company's business.

The following data presents the revenues, expenditures and other operating data of the Company's geographic operating segments in accordance with Statement of Financial Accounting Standard No.131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS No. 131").

	Three months ended March 31, 2009 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$1,108	$1,313	$-	$2,421
Intersegment revenues	82	7	(89)	-

Total revenues	$1,190	$1,320	$(89)	$2,421

Depreciation expense	$8	$18	$-	$26

Operating income (loss)	$(36)	$178	$-	$142

Financial income, net				27

Net income (loss)	$(29)	$198	$-	$169

Expenditures for segment assets, net as of March 31, 2009	$7	$10	$-	$17

Identifiable assets as of March 31, 2009	$2,606	$3,075	$-	$5,681

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 6:-	SEGMENTS, MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION (Cont.)

	Three months ended March 31, 2008 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$1,149	$2,020	$-	$3,169
Intersegment revenues	29	-	(29)	-

Total revenues	$1,178	$2,020	$(29)	$3169

Depreciation expense	$8	$17	$-	$25

Operating income (loss)	$(243)	$78	$-	$(165)

Financial income, net				4

Net income (loss)	$(236)	$75	$-	$(161)

Expenditures for segment assets, net as of March 31, 2008	$-	$8	$-	$8

Identifiable assets as of March 31, 2008	$2,413	$3,807	$-	$6,220

 - - - - - - - -

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

We intend to remain an innovative leader in the development of cutting-edge custom power solutions, rugged power systems to meet harsh and extreme environmental requirements, and high performance, high density and modular power systems.   We are focusing today on developing even more high-grade custom power system solutions to numerous customers in a broadly diversified range of markets and challenging environments. Each product development is based on best of class performance criteria, including unique, advanced feature sets and a special layout to meet each of our customers’ unique operating conditions where efficiency, size and time to market are key to their success.  We intend to release these efforts to production within the next two to three quarters.  Further, we believe that all of these new designs will have a near-term demand, as each of them is a full custom solution for industry leaders. Our customers’ requirements for these new designs are similarly advanced and challenging, as they will serve as the foundation for leading edge products for mobile, medical, telecom and defense industries.   Examples of current custom design projects include a medical mobile oxygen concentrator to provide unparalleled freedom for the active oxygen user, next generation digital video encoder systems and an optical fiber network distribution system.  More recently, we have been awarded a contract to develop and manufacture a custom, advanced power solution for a leading provider of video delivery solutions to broadcast, cable, satellite, IPTV and mobile service providers worldwide.  Digital Power will provide this product for the customer’s next generation, scalable, content ingest platform for storage and streaming solutions for video-on-demand and high-speed data network architectures. We are also exploring innovative “green power” solutions that will complement our current product lines.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009, COMPARED TO MARCH 31, 2008

Our financial results for the first quarter of 2009 reflected the significance of our decision to focus on developing high-grade custom power solutions while continuing our cost reduction efforts.  The resulting improvement in our gross margins (an increase to 38.5% for the three months ended March 31, 2009, compared to 26.0% for the comparable period in 2008) resulted in a respectable net income for the first quarter in spite of the revenue shortfall caused by the global recession.

Revenues

Total revenues decreased by 23.6% to $2,421,000 for the three months ended March 31, 2009, from $3,169,000 for the three months ended March 31, 2008.  The decrease in revenues is mainly due to a decline in sales of our standard commercial products as a result of the global recession, partially offset by an increase in sales of our military products. Revenue from our military products increased by 16.0% to $784,000 for the three months ended March 31, 2009, from $676,000 for the three months ended March 31, 2008. Revenue from our commercial products decreased by 34.3% to $1,637,000 for the three months ended March 31, 2009, from $2,493,000 for the three months ended March 31, 2008. The increase in military product revenues was primarily due to scheduling and lead-time requirements of customer orders. As set forth above, the decrease in commercial product revenue resulted primarily from the broad-based global economic downturn.

Revenues from our U.S. operations decreased by 3.5% to $1,108,000 for the three months ended March 31, 2009, from $1,149,000 for the three months ended March 31, 2008. Revenues from our European operations of DPL decreased by 35.1% to $1,313,000 for the three months ended March 31, 2009, from $2,020,000 for the three months ended March 31, 2008. The decreases in our revenues from our U.S. and European operations are mainly attributed to a decrease in sales of our standard commercial products, partially offset by an increase in our military sales as discussed above. To lessen any potential impact of the ongoing global economic downturn, we have implemented a new strategy to extend our distribution network to cover numerous new market segments, such as alternative energy.  In addition, we are continuing to expand our focus on full custom power solutions, which enable us to collaborate more closely with our customers and therefore anticipate the timing of design cycles, shipments and other customer requirements.

Gross Margins

Gross margins increased to 38.5% for the three months ended March 31, 2009, compared to 26.0% for the three months ended March 31, 2008. The higher gross margins in 2009 were primarily attributable to the continued outsourcing of our production to contract manufacturers in Asia, cost reductions and variations in our product mix from quarter to quarter.  We believe that another significant factor in the substantial increase in gross margins was our strategic shift, which began in 2008, away from a dependence upon commoditized products to more integrated custom product solutions.  This value-added platform of solutions, where we work in concert with our strategic customers and their partners, requires a more direct, consultative selling effort on our part.  We believe that some of this business may be of a seasonal nature, however, and that it most likely will not signify similar increases in gross margin in the future.

Engineering and Product Development

Engineering and product development expenses were $136,000, or 5.6% of revenues, for the three months ended March 31, 2009, compared to $160,000, or 5.1% of revenues, for the three months ended March 31, 2008.  The decrease was primarily due to lower consulting expenses as well as to our adoption of a modified product development cost structure for several of our custom power system solution customers.  This cost structure provides for a payment schedule from the customer that will in turn fund our development costs for that customer’s project.

Selling and Marketing

Selling and marketing expenses were $319,000, or 13.2% of revenues, for the three months ended March 31, 2009, compared to $270,000, or 8.5% of revenues, for the three months ended March 31, 2008.  Actual dollar expenditures increased by $49,000 in 2009, mainly due to an increase in travel and advertising.

General and Administrative

General and administrative expenses were $334,000, or 13.8% of revenues, for the three months ended March 31, 2009, compared to $559,000, or 17.6% or revenues, for the three months ended March 31, 2008. The comparative decrease in expenditures for the first quarter of 2009 is mainly due to the accrual of liabilities in the first quarter of 2008 in relation to the separation agreement with our former President and Chief Executive Officer.

Financial Income

Financial income was $27,000 for the three months ended March 31, 2009, compared to $4,000 for the three months ended March 31, 2008. The increase in financial income was due to foreign currency fluctuations during the respective periods and changes in the fair value of forward contracts.  From time to time, we enter into forward contracts to hedge certain sales transactions which are denominated in foreign currencies.

Net Income (Loss)

For the three months ended March 31, 2009, we had net income of $169,000, or 7.0% of revenues, compared to a net loss of $161,000, or 5.1% of revenues, for the three months ended March 31, 2008. The increase in net income is due to primarily a significant increase in gross margins.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2009, we had cash and cash equivalents and restricted cash of $1,828,000 and working capital of $3,594,000.  This compares with cash and cash equivalents of $1,621,000 and working capital of $3,417,000 at March 31, 2008.  The increase in working capital in 2009 is mainly due to an increase in cash, and decreases in accounts payable and related parties payables, offset partially by a decrease in accounts receivable and an increase in deferred revenue and other current liabilities.

Cash used by operating activities totaled $727,000 for the three months ended March 31, 2009, compared to cash provided by operating activities of $52,000 for the three months ended March 30, 2008.  The decrease in cash flow from operating activities in 2009 was mainly due to a decrease in accounts payable and related parties trade payables (due to the timing of certain payments to vendors), offset partially by increase in net income.

Net cash used in investing activities was $17,000 for the three months ended March 31, 2009, compared to net cash provided by investing activities of $18,000 for the three months ended March 31, 2008.  In 2008, cash provided by investing activities was due to proceeds received from our landlord for leasehold improvements completed and expensed during the prior quarter in our new location in Fremont, California.  In 2009, cash was used to purchase certain property and equipment.

No cash was provided by or used in financing activities in either of the three-month periods ended March 31, 2009 or March 31, 2008.

Our liquidity will be affected by many factors, some of which are based on normal ongoing operations of our business and some of which arise from fluctuations related to global economics and markets. As evidenced by the recent turmoil in the financial markets, credit has tightened. We are reviewing our liabilities and capital structure to minimize any impact, and will pursue a strategy to mitigate any reductions in cash flow as a result of an economic slowdown by reducing capital expenditures and other discretionary spending.  We currently believe that our existing cash balances, together with anticipated cash flows from operations, will be sufficient to fund our operations through at least the next twelve months..

CRITICAL ACCOUNTING POLICIES

In our Annual Report on Form 10-K for the year ended December 31, 2008, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements.  The basis for developing the estimates and assumptions within our critical accounting policies is based on historical information and known current trends and factors.  The estimates and assumptions are evaluated on an ongoing basis and actual results have been within our expectations.  We have not changed these policies from those previously disclosed in our Annual Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 4T.	CONTROLS AND PROCEDURES

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

See our disclosures under “Legal Proceedings” in our Annual Report on Form 10-K, filed March 31, 2009. There have been no material developments in those proceedings since that filing.

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

Although we experienced operating income during the quarter ended March 31, 2009 and the year ended December 31, 2008, we have historically experienced net losses and may experience net losses in the future.

For the quarter ended March 31, 2009, we had operating income of $142,000, compared to an operating loss of $165,000 for the quarter ended March 31, 2008.  For the year ended December 31, 2008, we had operating income of $391,000.  Although we have actively taken steps to reduce our costs, we could incur losses in the future until we increase revenues through the sale of current products and decrease manufacturing costs through a greater use of contract manufacturers in Asia and other strategic locations.

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

We have recently introduced a new strategy of developing multiple custom product designs. The successful development, introduction and commercial success of this new technology will depend on a number of factors, including our ability to meet customer requirements, our ability to meet all product criteria, successful transition from development stage to production stage, our ability to meet product cost targets generating acceptable margins, timely remediation of product performance issues, if any, identified during testing, product performance at customer locations, differentiation of our product from our competitors’ products, and management of customer expectations concerning product capabilities and life cycles.  If we fail to accomplish all of the above, our business could be materially and adversely affected.

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

Some of our products are subject to (International Trafficking and Arms Regulation (ITAR) regulation, which is administered by the U.S. Department of State. ITAR controls not only the export, import and trade of certain products specifically designed, modified, configured or adapted for military systems, but also the export of related technical data and defense services as well as foreign production.  Any delays in obtaining the required export, import or trade licenses for products subject to the ITAR could have a materially adverse effect on our business, financial condition, and/or operating results.  In addition, changes in United States export and import laws that require us to obtain additional export and import licenses or delays in obtaining export or import licenses currently being sought could cause significant shipment delays and, if such delays are too great, could result in the cancellation of orders. Any future restrictions or charges imposed by the United States or any other country on our international sales or foreign subsidiary could have a materially adverse effect on our business, financial condition, and/or operating results. In addition, from time to time, we have entered into contracts with the Israeli Ministry of Defense which were funded with monies subject to, and we therefore were required to comply with the regulations governing, the U.S. Foreign Military Financing program.

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

Sales to customers outside of North America accounted for 55.7% of net revenues in the year ended December 31, 2008, and we expect that international sales will continue to represent a material portion of our total revenues. International sales are subject to the risks of international business operations as described above as well as generally longer payment cycles, greater difficulty collecting accounts receivable, and currency restrictions.  In addition, Gresham, our wholly-owned foreign subsidiary in the United Kingdom, supports our European and other international customers, distributors, and sales representatives, and therefore is also subject to local regulation.  International sales are also subject to the export laws and regulations of the United States and other countries.

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

Our common stock price is volatile.

Our common stock is listed on the NYSE Amex and is thinly traded.  In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects.  The exercise of outstanding options and warrants may adversely affect our stock price and a shareholder’s percentage of ownership.  As of March 31, 2009, we have outstanding options to purchase an aggregate of 779,035 shares of common stock, with a weighted average exercise price of $1.01 per share, exercisable at prices ranging from $0.48 to $2.375 per share.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits

31.1	Certification of the CEO under the Sarbanes-Oxley Act.
31.2	Certification of the CFO under the Sarbanes-Oxley Act.
32	Certification of the CEO & CFO under the Sarbanes-Oxley Act.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 14, 2009

Digital Power Corporation

By:	/s/ Amos Kohn
Amos Kohn
President & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Uri Friedlander
Uri Friedlander
Chief Financial Officer
(Principal Financial and Accounting Officer)