Form 10-Q
period 2009-06-30
DIGITAL POWER CORP
filed 2009-08-14
CIK 896493

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________ .

Commission file number 1-12711

DIGITAL POWER CORPORATION
( Exact name of registrant as specified in its charter )

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

At August 10, 2009, the registrant had outstanding 6,620,708 shares of common stock.

DIGITAL POWER CORPORATION

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

	Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008	3

	Consolidated Statements of Operations for the six months ended June 30, 2009 and June 30, 2008 and for the three months ended June 30, 2009 and June 30, 2008	4

	Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2009	5

	Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and June 30, 2008	6

	Notes to Interim Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4T.	Controls and Procedures	16

PART II – OTHER INFORMATION		16

Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 5.	Other Information	23
Item 6.	Exhibits	23

SIGNATURES		23

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DIGITAL POWER CORPORATION

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

	June 30,	December 31,
	2009	2008
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,196	$2,476
Restricted cash	87	76
Trade receivables, net of allowance for doubtful accounts of $ 129 and $ 124 as of June 30, 2009 and December 31, 2008, respectively	1,597	1,901
Prepaid expenses and other accounts receivable	236	139
Inventories	1,301	1,494

Total current assets	5,417	6,086

PROPERTY AND EQUIPMENT, NET	219	153

LONG-TERM DEPOSITS	41	41

Total assets	$5,677	$6,280

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$652	$1,069
Related parties – trade payables	201	957
Deferred revenues	256	134
Other current liabilities	542	514

Total current liabilities	1,651	2,674

SHAREHOLDERS' EQUITY:
Share capital -
Series A redeemable, convertible Preferred shares, no par value - 500,000 shares authorized, 0 shares issued and outstanding at June 30, 2009 and December 31, 2008	-	-
Preferred shares, no par value - 1,500,000 shares authorized, 0 shares issued and outstanding at June 30, 2009 and December 31, 2008	-	-
Common shares, no par value - 30,000,000 shares authorized; 6,620,708 and 6,615,708 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	-	-
Additional paid-in capital	13,999	13,927
Accumulated deficit	(9,733)	(9,784)
Accumulated other comprehensive loss	(240)	(537)

Total shareholders' equity	4,026	3,606

Total liabilities and shareholders' equity	$5,677	$6,280

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands (except share and per share data)

	Six months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008
	Unaudited

Revenues	$4,516	$6,516	$2,095	$3,347
Cost of revenues	2,875	4,833	1,385	2,488

Gross profit	1,641	1,683	710	859

Operating expenses:
Engineering and product development	269	302	133	142
Selling and marketing	584	460	265	190
General and administrative	665	880	331	321

Total operating expenses	1,518	1,642	729	653

Operating income (loss)	123	41	(19)	206
Financial income (expense), net	(72)	13	(99)	9

Income (loss) before income taxes	51	54	(118)	215
Income taxes	-	-	-	-

Net income (loss)	$51	$54	$(118)	$215

Basic net earnings (loss) per share	$0.008	$0.008	$(0.018)	$0.032

Diluted net earnings (loss) per share	$0.008	$0.008	$(0.018)	$0.031

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

U.S. dollars in thousands, except share data

					Other
			Additional		accumulated	Total	Total
	Common shares		paid-in	Accumulated	comprehensive	comprehensive	shareholders'
	Number	Amount	capital	Deficit	loss	income	equity

Balance as of January 1, 2009	$6,615,708	$-	$13,927	$(9,784)	$(537)		$3,606

Stock compensation related to options granted to Telkoor's employees and other non- employee consultant	-	-	36	-	-		36
Stock compensation related to options granted to employees	-	-	31	-	-		31
Exercise of options granted to employees	5,000		5				5
Comprehensive income:
Net income	-	-	-	51	-	$51	51
Foreign currency translation adjustments	-	-	-	-	297	297	297

Total comprehensive income						$348

Balance as of June 30, 2009 (unaudited)	6,620,708	$-	$13,999	$(9,733)	$(240)		$4,026

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands (except share and per share data)

	Six months ended June 30,
	2009	2008
	Unaudited
Cash flows from operating activities:

Net income	$51	$54
Adjustments required to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	64	46
Stock compensation related to options granted to employees	36	21
Stock compensation related to options granted to Telkoor's employees	31	38
Decrease in trade receivables, net	436	62
(Increase) in prepaid expenses and other accounts receivable	(89)	(33)
Decrease in inventories	252	197
(Decrease) in accounts payable and related parties trade payables	(1,219)	(429)
Increase in deferred revenues and other current liabilities	96	167

Net cash (used in) provided by operating activities	(342)	123

Cash flows from investing activities:

Purchase of property and equipment	(37)	(5)

Net cash used in investing activities	(37)	(5)

Cash flows from financing activities:

Exercise of employees stock options	5	-

Net cash provided by financing activities	5	-

Effect of exchange rate changes on cash and cash equivalents	94	3

Increase (decrease) in cash and cash equivalents	(280)	121
Cash and cash equivalents at the beginning of the period	2,476	1,443

Cash and cash equivalents at the end of the period	$2,196	$1,564

Supplemental disclosure of non-cash activities:

Reclassification of inventory to fixed assets	$74	$-

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL

Digital Power Corporation (the “Company" or "DPC") was incorporated in 1969, under the General Corporation Law of the State of California. The Company has a wholly-owned subsidiary, Digital Power Limited ("DPL"), located in the United Kingdom. The Company and its subsidiary are currently engaged in the design, manufacture, sale and distribution of switching power supplies and converters. The Company has two reportable geographic segments - North America (sales through DPC) and Europe (sales through DPL).

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

a.
The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2008 are applied consistently in these financial statements. In addition, the following accounting policy is applied:

The accompanying unaudited consolidated financial statements as of June 30, 2009 and for the six months ended June 30, 2009 and 2008 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of the financial condition and results of operations, contained in the Company Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2009.

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

c.
Recently issued accounting pronouncements:

In May 2009, the FASB issued Statement 165, "Subsequent Events" ("SFAS 165"). SFAS 165 should not result in significant changes in the subsequent events that an entity reports. Rather, SFAS 165 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained.

DIGITAL POWER CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 3-	INVENTORIES

	June 30,	December 31,
	2009	2008
	Unaudited

Raw materials, parts and supplies	$226	$228
Work in progress	227	308
Finished products	848	958

	$1,301	$1,494

NOTE 4:-	ACCOUNTING FOR STOCK BASED COMPENSATION

a.	Stock option plans:

1.	Under the Company's stock option plans, options may be granted to employees, officers, consultants, service providers and directors of the Company or its subsidiary.

2.
As of June 30, 2009, the Company has authorized, by several Incentive Share Option Plans, the grant of options to officers, management, other key employees and others of up to 2,272,000 common shares of the Company. As of June 30, 2009, options to purchase up to an aggregate of 757,870 common shares of the Company are still available for future grant.

3.
The options granted generally become fully exercisable after four years and expire no later than 10 years from the date of grant. Any options that are forfeited or cancelled before expiration become available for future grants.

A summary of the Company's employee share option activity (except options to consultants and service providers) and related information is as follows:

	Six months ended June 30, 2009
	Amount of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value *)
Outstanding at the beginning of the period	779,035	$1.02
Granted	20,000	0.93
Exercised	(5,000)	1.05
Forfeited	(32,000)	1.31
Expired	-
Outstanding at the end of the period	762,035	$1.00	5.16	$903

Exercisable options at the end of the period	611,535	$1.02	4.17	$715

*)	Calculation of aggregate intrinsic value is based on the share price of the Company's Common share as of June 30, 2009 ($ 2.18 per share).

DIGITAL POWER CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 4:-	ACCOUNTING FOR STOCK BASED COMPENSATION (Cont.)

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

The weighted-average grant-date fair value of options granted during the period of six months ended June 30, 2009 was $ 0.93 per share

As of June 30, 2009, there was $ 125 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a period of two years.

b.	Employee Stock Ownership Plan:

The Company has an Employee Stock Ownership Plan ("ESOP") covering eligible employees. The ESOP provides for the Employee Stock Ownership Trust ("ESOT") to distribute common shares of the Company as retirement benefits to the participants. The Company has not distributed shares since 1998. As of June 30, 2009, the ESOT held 167,504 common shares.

NOTE 5:-	NET EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of the basic and diluted net earnings (loss) per share:

1.	Numerator:
	Six months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008
	Unaudited

Net income (loss) available to common shareholders	$51	$54	$(118)	$215

2.	Denominator:

Denominator for basic net earnings (loss) per share of weighted average number of common shares	6,616,481	6,615,708	6,616,499	6,615,708
Effect of dilutive securities:
Employee stock options	135,562	150,336	-	169,397

Denominator for diluted net earnings per common share	6,752,043	6,766,044	6,616,499	6,785,105

DIGITAL POWER CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 6:-	SEGMENTS, MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

The Company has two reportable geographic segments; see Note 1 for a brief description of the Company's business.

The following data presents the revenues, expenditures and other operating data of the Company's geographic operating segments in accordance with Statement of Financial Accounting Standard No.131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS No. 131").

	Six months ended June 30, 2009 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$2,127	$2,389	$-	$4,516
Intersegment revenues	151	13	(164)	-

Total revenues	$2,278	$2,402	$(164)	$4,516

Depreciation expense	$15	$49	$-	$64

Operating income (loss)	$(56)	$179	$-	$123

Financial expense, net				$(72)

Net income (loss)	$(60)	$111	$-	$51

Expenditures for segment assets, net as of June 30, 2009	$11	$26	$-	$37

Identifiable assets as of June 30, 2009	$2,294	$3,383	$-	$5,677

	Six months ended June 30, 2008 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$2,406	$4,110	$-	$6,516
Intersegment revenues	120	-	(120)	-

Total revenues	$2,526	$4,110	$(120)	$6,516

Depreciation expense	$15	$31	$-	$46

Operating income (loss)	$(272)	$313	$-	$41

Financial income, net				$13

Net income (loss)	$(256)	$310	$-	$54

Expenditures for segment assets, net as of June 30, 2008	$-	$31	$-	$31

Identifiable assets as of June 30, 2008	$2,134	$4,023	$-	$6,157

DIGITAL POWER CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 6:-	SEGMENTS, MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION (Cont.)

	Three months ended June 30, 2009 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$1,019	$1,076	$-	$2,095
Intersegment revenues	69	6	(75)	-

Total revenues	$1,088	$1,082	$(75)	$2,095

Depreciation expense	$7	$31	$-	$38

Operating income (loss)	$(20)	$1	$-	$(19)

Financial expense, net				$(99)

Net loss	$(31)	$(87)	$-	$(118)

Expenditures for segment assets as of June 30, 2009	$4	$16	$-	$20

Identifiable assets as of June 30, 2009	$2,294	$3,383	$-	$5,677

	Three months ended June 30, 2008 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$1,257	$2,090	$-	$3,347
Intersegment revenues	91	-	(91)	-

Total revenues	$1,348	$2,090	$(91)	$3,347

Depreciation expense	$7	$14	$-	$21

Operating income	$22	$184	$-	$206

Financial income, net				$9

Net income	$31	$184	$-	$215

Expenditures for segment assets as of June 30, 2008	$-	$23	$-	$23

Identifiable assets as of June 30, 2008	$2,134	$4,023	$-	$6,157

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on our expectations, beliefs, forecasts, intentions and future strategies and are signified by the words "expects," "anticipates," "intends," "believes" or similar language. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Part II, Item 1A. Risk Factors” and elsewhere in this report. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. All forward-looking statements included in this quarterly report are based on information available to us on the date of this report and speak only as of the date hereof. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

In this quarterly report, the “Company,” “Digital Power,” “we,” “us” and “our” refer to Digital Power Corporation, a California corporation, and our wholly-owned subsidiary, Digital Power Limited.

GENERAL

We are a solution-driven organization that designs, develops, manufactures and sells cutting-edge high-grade power system solutions to telecom/datacom, industrial, medical and military/defense industries.  We are highly focused on custom product designs for both the commercial and military/defense markets, where customers demand high density, high efficiency and ruggedized products to meet the harshest and/or military mission critical operating conditions.  We are a California corporation originally formed in 1969, and our common stock trades on the NYSE Amex under the symbol “DPW”.   Our corporate headquarters is located in the heart of the Silicon Valley.

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

We believe that we are one of the first companies in the power solutions industry to introduce a product strategy based on the premise that products developed with an extremely flexible architecture enable rapid modifications to meet unique customer requirements for non-standard output voltages. The development and implementation of this strategy has resulted in broad acceptance in both the telecom/industrial and medical market segments for our new line of high density and high efficiency power products. Digital Power system solutions set an industry standard as the highest power efficiency products and the highest  power output in package sizes that are smaller than other commercially available product.

We market and sell our products to many diverse market segments, including the telecom, industrial, medical and military/defense industries.  Our products serve a global market, with an emphasis on North America and Europe.  We offer a broad product variety, including a full custom product design and production, modified-standard and value added products, open-Frame, Compact-PCI, ATSC front-ends and power over ethernet (PoE) product solutions, providing power output from 50 watts to 25,000 watts.

In an effort to provide short lead-times, high quality products and competitive prices to support our markets, we have entered into production agreements with numerous manufacturers located in Asia. These contract manufacturing (CM) agreements allow us to control production costs and ensure that high quality products are deliverable in a timely matter to meet market demand.

We intend to remain an innovative leader in the development of cutting-edge custom power solutions to meet any customer needs and requirements, rugged power systems to meet harsh and extreme environmental requirements, and high performance, high density and modular power systems.   We are focusing today on developing even more high-grade custom power system solutions to numerous customers in a broadly diversified range of markets and challenging environments. Each product development is based on best of class performance criteria, including unique, advanced feature sets and a special layout to meet each of our customers’ unique operating conditions where efficiency, size and time to market are key to their success.  We intend to release these efforts to production within the next two to three quarters and to continue acquiring new product development projects.  Further, we believe that all of these new designs will have a near-term demand, as each of them is a full custom solution for industry leaders. Our customers’ requirements for these new designs are similarly advanced and challenging, as they will serve as the foundation for leading edge products for mobile, medical, telecom and defense industries.   Examples of current custom design projects include a cutting-edge design that will incorporate many advanced features including a universal, dual source, redundant input allowing for the automatic selection of a primary or secondary AC main source. Further, the operating efficiency will exceed 90% over much of the intended operating range.  Digital Power will provide this product for the customer’s next generation, scalable, content ingest platform for storage and streaming solutions for video-on-demand and high-speed data network architectures to be used by the broadcast service operators. We are also exploring innovative “green” and renewable power solutions that will complement our current product lines.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2009, COMPARED TO JUNE 30, 2008

Revenues

Our revenues decreased by 37.4 % to $2,095,000 for the three months ended June 30, 2009, from $3,347,000 for the three months ended June 30, 2008. The decrease in revenues is mainly due to a decline in sales of our standard commercial products as a result of the global economic recession. Revenues from our commercial products during this period decreased by 44.8% to $1,310,000 for the three months ended June 30, 2009, from $2,375,000 for the three months ended June 30, 2008. Revenue from sales of our military products decreased by 19.2% to $785,000 for the three months ended June 30, 2009, from $972,000 for the three months ended June 30, 2008.

Revenues from our U.S. operations decreased by 19.0% to $1,018,000 for the three months ended June 30, 2009, from $1,257,000 for the three months ended June 30, 2008. Revenues from our European operations of DPL decreased 48.5% to $1,077,000 for the three months ended June 30, 2009, from $2,090,000 for the three months ended June 30, 2008. The decrease in our revenues from our U.S. and European operations are mainly attributable  to the global economic recession, as discussed above.

For the six months ended June 30, 2009, our revenues decreased by 30.7% to $4,516,000, from $6,516,000 for the six months ended June 30, 2008. Revenues from our commercial products decreased by 39.5% to $2,947,000 for the six months ended June 30, 2009, from $4,868,000 for the six months ended June 30, 2008. Revenues from our military products decreased by 4.8% to $1,569,000 for the six months ended June 30, 2009, from $1,648,000 for the six months ended June 30, 2008. The overall decrease in revenues is mainly attributable to the decrease in sales of our commercial products, as discussed above.

For the six months ended June 30, 2009, revenues attributed to our U.S. operations decreased by 11.6% to $2,127,000, from $2,406,000 for the six months ended June 30, 2008. The decrease in product revenue is mainly attributed to a decrease in sales of our commercial products. Revenues from our European operations of DPL decreased by 41.9% to $2,389,000 for the six months ended June 30, 2009, from $4,110,000 for the six months ended June 30, 2008. The decrease in revenues is mainly attributed to decrease in sales of our commercial products, as discussed above.

Gross Margins

Gross margins increased to 33.9% for the three months ended June 30, 2009, compared to 25.7% for the three months ended June 30, 2008. Gross margins for the six months ended June 30, 2009 increased to 36.3% compared to the gross margins of 25.8% for the six months ended June 30, 2008. The increase in gross margins for the six and three month periods is mainly attributable to continued production of our products in Asia.

Engineering and Product Development

Engineering and product development expenses were $133,000, or 6.4% of revenues, for the three months ended June 30, 2009, compared to $142,000, or 4.2% of revenues, for the three months ended June 30, 2008. Engineering and product development expenses were $269,000, or 6.0% of revenues, for the six months ended June 30, 2009, compared to $302,000, or 4.6% of revenues, for the six months ended June 30, 2008. This decrease was primarily due to the decrease in salary expenses.

Selling and Marketing

Selling and marketing expenses were $265,000, or 12.7% of revenues, for the three months ended June 30, 2009, compared to $190,000, or 5.7% of revenues, for the three months ended June 30, 2008. The increase was primarily due to an increase in salary expenses and other marketing expenses. Selling and marketing expenses were $584,000, or 12.9% of revenues, for the six months ended June 30, 2009, compared to $460,000, or 7.1% of revenues, for the six months ended June 30, 2008. The increase was primarily due to an increase in salary expenses and other marketing expenses, as discussed above.

General and Administrative

General and administrative expenses were $331,000, or 15.8% of revenues, for the three months ended June 30, 2009, compared to $321,000, or 9.6% of revenues, for the three months ended June 30, 2008. The increase in the percentage of the expenditure of revenues is due mainly to the decrease in revenues in the three months ended June 30, 2009 compared to the revenues in the three months ended June 30, 2008. General and administrative expenses were $665,000, or 14.7% of revenues, for the six months ended June 30, 2009, compared to $880,000, or 13.5% of revenues, for the six months ended June 30, 2008. Expenditures decreased in 2009 by $215,000 mainly due to the accrual of liabilities in relation to the separation agreement with our former President and Chief Executive Officer in the six months ended June 30, 2008.

Financial Income (Expense)

Financial expense was $99,000 for the three months ended June 30, 2009, compared to financial income of $9,000 for the three months ended June 30, 2008. Financial expense was $72,000 for the six months ended June 30, 2009, compared to financial income of $13,000 for the six months ended June 30, 2008. From time to time, we enter into forward contracts to hedge certain sales transactions which are denominated in foreign currencies. The change in financial results was due to foreign currency fluctuations during the respective periods and changes in the fair value of forward contracts.

Net Income (Loss)

For the three months ended June 30, 2009, we had a net loss of $118,000 compared to a net income of $215,000 for the three months ended June 30, 2008. The loss in the three months ended June 30, 2009 is due primarily to the  slowdown in the global economy which had a significant impact on our revenues. Net income for the six months ended June 30, 2009 was $51,000 compared to a net income of $54,000 for the six months ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2009, we had cash and cash equivalents of $2,196,000 and working capital of $3,766,000. This compares with cash and cash equivalents of $2,476,000 and working capital of $3,412,000 at December 31, 2008. The decrease in cash and cash equivalents is due mainly to a decrease in accounts payables and related parties trade payable, offset by a decrease in trade receivable and a decrease in inventories. The increase in working capital is mainly due to a decrease in accounts payable and related parties trade payables, offset partially by a decrease in cash and cash equivalents, a decrease in trade receivable, a decrease in inventories and an increase in deferred revenues.

Cash used in operating activities totaled $222,000 for the six months ended June 30, 2009, compared to cash provided by operating activities of $123,000 for the six months ended June 30, 2008. The net use of cash from operating activities was mainly due to a decrease in accounts payable and related parties trade payables offset by a decrease in trade receivable and a decrease in inventories.

Net cash used in investing activities was $37,000 for the six months ended June 30, 2009, compared to net cash used in investing activities of $5,000 for the six months ended June 30, 2008. The increase is due to a purchase of property and equipment. We believe we have adequate resources at this time to continue our operational and promotional efforts to increase sales in the electronic industry market. However, if we do not meet those goals, we may have to raise money through debt or equity, which may dilute shareholders’ equity.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating our disclosure controls and procedures (as defined in the rules and regulations of the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this quarterly report, have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

During the period covered by this quarterly report, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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

Although we experienced operating income during the six month period ended June 30, 2009 and the year ended December 31, 2008 and we experienced net income for the six month period ended June 30, 2009, we experienced a net loss for the three month period ended June 30, 2009 and have historically experienced net losses, and we may experience net losses in the future.

For the six month period ended June 30, 2009, we had operating income of $123,000, compared to an operating income of $41,000 for the six month period ended June 30, 2008.  For the year ended December 31, 2008, we had operating income of $391,000. Although we have actively taken steps to reduce our costs, we experienced a net loss of $118,000 for the three month period ended June 30, 2009 and, we might incur losses in the future until we increase revenues through the sale of current products and decreased manufacturing costs through a greater use of contract manufacturers in Asia and other strategic locations.

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

Our success depends on our ability to attract, retain and motivate our key management personnel, including but not limited to our CEO and CFO, VP of Finance, sales force, and key engineers, necessary to implement our business plan and to grow our business. Despite the adverse economic conditions at this time and occurring over the past several years, competition for certain specific technical and management skill sets is intense. If we are unable to identify and hire the personnel that we need to succeed, or if one or more of our present key employees were to cease to be associated with us, our future results could be adversely affected.

We depend upon a few major customers for a majority of our revenues, and the loss of any of these customers, or the substantial reduction in the quantity of products that they purchase from us, would significantly reduce our revenues and net income.

We currently depend upon a few major OEMs and other customers for a significant portion of our revenues. Because of the global economic downturn, we have already experienced a reduction of orders by OEMs and a reduction or cancellation of orders, scaling back of certain activities and workforce layoffs by other customers.  The loss of any of these customers or a substantial reduction in the quantity of products that they purchase from us would significantly reduce our revenues and net income. Furthermore, diversions in the capital spending of certain of these customers to new network elements have and could continue to lead to their reduced demand for our products, which could in turn have a material adverse effect on our business and results of operations. If the financial condition of one or more of our major customers should deteriorate, or if they have difficulty acquiring investment capital due to any of these or other factors, a substantial decrease in our revenues would likely result.

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

We outsource the development of some of our custom design products

 We made an operational decision to outsource some of our custom design products to numerous developer partners. This business structure will remain in place until the custom design volume justifies expanding our in house capabilities. Incomplete product designs that do not fully comply with the customer specification and requirements might affect our ability to transition to a volume production stage of the custom designed product where the revenue goals are dependent on the high volume of custom product production. Furthermore, we rely on the design partners’ ability to provide high quality prototypes of the designed product for our customer approval as a critical stage to approve production.

We face intense industry competition, price erosion and product obsolescence, which, in turn, could reduce our profitability.

We operate in an industry that is generally characterized by intense competition. We believe that the principal basis of competition in our markets are breadth of product line, quality of products, stability, reliability and reputation of the provider, along with cost. Quantity discounts, price erosion, and rapid product obsolescence due to technological improvements are therefore common in our industry as competitors strive to retain or expand market share. Product obsolescence can lead to increases in unsaleable inventory that may need to be written off and therefore could reduce our profitability. Similarly, price erosion can reduce our profitability by decreasing our revenues and our gross margins. In fact, we have seen price erosion over the last several years on most of the products we sell, and we expect additional price erosion in the future.

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

Some of our products are subject to International Trafficking and Arms Regulation (ITAR) rules, which is administered by the U.S. Department of State. ITAR controls not only the export, import and trade of certain products specifically designed, modified, configured or adapted for military systems, but also the export of related technical data and defense services as well as foreign production.  Any delays in obtaining the required export, import or trade licenses for products subject to ITAR rules could have a materially adverse effect on our business, financial condition, and/or operating results.  In addition, changes in United States export and import laws that require us to obtain additional export and import licenses or delays in obtaining export or import licenses currently being sought could cause significant shipment delays and, if such delays are too great, could result in the cancellation of orders. Any future restrictions or charges imposed by the United States or any other country on our international sales or foreign subsidiary could have a materially adverse effect on our business, financial condition, and/or operating results. In addition, from time to time, we have entered into contracts with the Israeli Ministry of Defense which were funded with monies subject to, and we therefore were required to comply with the regulations governing, the U.S. Foreign Military Financing program.

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

Sales to customers outside of North America accounted for 54.8% of net revenues in the first six months of 2009 and for 55.7% of net revenues in the year ended December 31, 2008, and we expect that international sales will continue to represent a material portion of our total revenues. International sales are subject to the risks of international business operations as described above as well as generally longer payment cycles, greater difficulty collecting accounts receivable, and currency restrictions.  In addition, Gresham, our wholly-owned foreign subsidiary in the United Kingdom, supports our European and other international customers, distributors, and sales representatives, and therefore is also subject to local regulation.  International sales are also subject to the export laws and regulations of the United States and other countries.

If our accounting controls and procedures are circumvented or otherwise fail to achieve their intended purposes, our business could be seriously harmed.

We evaluate our disclosure controls and procedures as of the end of each fiscal quarter, and are annually reviewing and evaluating our internal control over financial reporting in order to comply with SEC rules relating to internal control over financial reporting adopted pursuant to the Sarbanes-Oxley Act of 2002. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain effective internal control over financial reporting or our management does not timely assess the adequacy of such internal control, we may be subject to regulatory sanctions and our reputation may decline.

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

Many of our products consist entirely or partly of proprietary technology owned by us. Although we seek to protect our technology through a combination of copyrights, trade secret laws and contractual obligations, these protections may not be sufficient to prevent the wrongful appropriation of our intellectual property, nor will they prevent our competitors from independently developing technologies that are substantially equivalent or superior to our proprietary technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. In order to defend our proprietary rights in the technology utilized in our products from third party infringement, we may be required to institute legal proceedings. If we are unable to successfully assert and defend our proprietary rights in the technology utilized in our products, our future results could be adversely affected.

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

Our customers demand that our products meet stringent quality, performance and reliability standards. We have, from time to time, experienced problems in satisfying such standards. Defects or failures have occured in the past, and may in the future occur, relating to our product quality, performance and reliability. From time to time, our customers also require us to implement specific changes to our products to allow these products to operate within their specific network configurations. If we are unable to remedy these failures or defects or if we cannot effect such required product modifications, we could experience lost revenues, increased costs, including inventory write-offs, warranty expense and costs associated with customer support, delays in or cancellations or rescheduling of orders or shipments and product returns or discounts, any of which would harm our business.

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

Our common stock price is volatile.

Our common stock is listed on the NYSE Amex and is thinly traded.  In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects.  The exercise of outstanding options and warrants may adversely affect our stock price and a shareholder’s percentage of ownership.  As of June 30, 2009, we have outstanding options to purchase an aggregate of 762,035 shares of common stock, with a weighted average exercise price of $1.00 per share, exercisable at prices ranging from $0.48 to $2.375 per share.

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

Dated:  August 14, 2009

Digital Power Corporation

By:	/s/ Amos Kohn
Amos Kohn
President & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Uri Friedlander
Uri Friedlander
Chief Financial Officer
(Principal Financial and Accounting Officer)