Form 10-Q
period 2009-09-30
DIGITAL POWER CORP
filed 2009-11-16
CIK 896493

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009

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

At November 10, 2009, the registrant had outstanding 6,626,468 shares of common stock.

DIGITAL POWER CORPORATION

TABLE OF CONTENTS

DIGITAL POWER CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

	September 30,	December 31,
	2009	2008
	Unaudited

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,543	$2,476
Restricted cash	84	76
Trade receivables, net of allowance for doubtful accounts of $ 127 and $ 124 as of September 30, 2009 and December 31, 2008, respectively	1,373	1,901
Prepaid expenses and other accounts receivable	218	139
Inventories	1,059	1,494

Total current assets	5,277	6,086

PROPERTY AND EQUIPMENT, NET	235	153

LONG-TERM DEPOSITS	41	41

Total assets	$5,553	$6,280

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$428	$1,069
Related parties – trade payables	507	957
Deferred revenues	277	134
Other current liabilities	591	514

Total current liabilities	1,803	2,674

SHAREHOLDERS' EQUITY:
Share capital -
Series A redeemable, convertible Preferred shares, no par value - 500,000 shares authorized, 0 shares issued and outstanding at September 30, 2009 and December 31, 2008	-	-
Preferred shares, no par value - 1,500,000 shares authorized, 0 shares issued and outstanding at September 30, 2009 and December 31, 2008	-	-
Common shares, no par value - 30,000,000 shares authorized; 6,626,468 and 6,615,708 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	-	-
Additional paid-in capital	14,010	13,927
Accumulated deficit	(9,938)	(9,784)
Accumulated other comprehensive loss	(322)	(537)

Total shareholders' equity	3,750	3,606

Total liabilities and shareholders' equity	$5,553	$6,280

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands, except per share data

	Nine months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008
	Unaudited

Revenues	$6,224	$9,341	$1,708	$2,825
Cost of revenues	4,071	6,594	1,196	1,761

Gross profit	2,153	2,747	512	1,064

Operating expenses:
Engineering and product development	405	460	136	158
Selling and marketing	834	702	250	242
General and administrative	1,022	1,243	357	364

Total operating expenses	2,261	2,405	743	764

Operating income (loss)	(108)	342	(231)	300
Financial income (expense), net	(46)	74	26	62

Income (loss) before income taxes	(154)	416	(205)	362
Income taxes	-	-	-	-

Net income (loss)	$(154)	$416	$(205)	$362

Basic net earnings (loss) per share	$(0.023)	$0.063	$(0.031)	$0.055

Diluted net earnings (loss) per share	$(0.023)	$0.062	$(0.031)	$0.054

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

U.S. dollars in thousands, except share data

					Other
			Additional		accumulated	Total	Total
	Common shares		paid-in	Accumulated	comprehensive	comprehensive	shareholders'
	Number	Amount	capital	Deficit	loss	income	equity

Balance as of January 1, 2009	6,615,708	$-	$13,927	$(9,784)	$(537)		$3,606

Stock compensation related to options granted to Telkoor's employees and other non-employee consultant	-	-	14	-	-		14
Stock compensation related to options granted to employees	-	-	57	-	-		57
Exercise of options granted to employees	10,760		12				12
Comprehensive income:
Loss	-	-	-	(154)	-	$(154)	(154)
Foreign currency translation adjustments	-	-	-	-	215	215	215

Total comprehensive income						$61

Balance as of September 30, 2009 (unaudited)	6,626,468	$-	$14,010	$(9,938)	$(322)		$3,750

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Nine months ended September 30,
	2009	2008
	Unaudited
Cash flows from operating activities:

Net (loss) income	$(154)	$416
Adjustments required to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	56	69
Stock compensation related to options granted to employees	57	43
Stock compensation related to options granted to Telkoor's employees and other non-employee consultant	14	41
Decrease in trade receivables, net	612	618
Increase in prepaid expenses and other accounts receivable	(73)	(39)
Decrease in inventories	459	14
Decrease in accounts payable and related parties-trade payables	(1,154)	(463)
Increase in deferred revenues and other current liabilities	183	460

Net cash provided by operating activities	-	1,159

Cash flows from investing activities:

Purchase of property and equipment	(53)	(64)

Net cash used in investing activities	(53)	(64)

Cash flows from financing activities:

Exercise of employee stock options	12	-

Net cash provided by financing activities	12	-

Effect of exchange rate changes on cash and cash equivalents	108	(150)

Increase in cash and cash equivalents	67	945
Cash and cash equivalents at the beginning of the period	2,476	1,443

Cash and cash equivalents at the end of the period	$2,543	$2,388

Supplemental disclosure of non-cash activities:

Reclassification of inventory to fixed assets	$74	$-

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION

NOTE 1:-	GENERAL

Digital Power Corporation (the “Company" or "DPC") was incorporated in 1969 under the General Corporation Law of the State of California. The Company has a wholly-owned subsidiary, Digital Power Limited ("DPL"), located in the United Kingdom. The Company and its subsidiary are currently engaged in the design, manufacture, sale and distribution of switching power supplies and converters. The Company has two reportable geographic segments - North America (sales through DPC) and Europe (sales through DPL).

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

a.
The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2008 are applied consistently in these financial statements. In addition, the following accounting policy is applied:

The accompanying unaudited consolidated financial statements as of September 30, 2009 and for the nine months ended September 30, 2009 and 2008 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of the financial condition and results of operations, contained in the Company Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2009.

b.	Accounting for stock-based compensation:

The Company has several stock-based employee compensation plans, which are described more fully in Note 4. The Company accounts for stock based compensation in accordance with Accounting Codification Statement 718-10 (formerly SFAS No. 123 (revised 2004)), “Stock compensation” (“ASC 718-10”).

The Company and its subsidiary apply ASC 718-10 and ASC 505-50 (formerly EITF 96-18), “Equity-Based Payments to Non-Employees” (“ASC 505-50") with respect to options issued to non-employees. ASC 718-10 requires use of an option valuation model to measure the fair value of the options at the grant date.

c.	Recently issued accounting pronouncements:

In May 2009, the FASB issued ASC 855, “Subsequent Events” (ASC 855) (originally issued as SFAS 165). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 is effective for interim and annual reporting periods ending after June 15, 2009. The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 13, 2009. During this period no material subsequent events came to its attention.

DIGITAL POWER CORPORATION

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

In June 2009, the FASB issued SFAS 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles". SFAS No. 168, which is incorporated in ASC Topic 105, Generally Accepted Accounting Principles, identifies the accounting standard codification (ASC) as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. We adopted SFAS No. 168 in Q3 2009 and include references to the ASC within our consolidated financial statements. The Company adopted ASC 105 in September 2009, and therefore all references by the Company to authoritative accounting principles recognized by the FASB reflect the codification.

In August 2009, the FASB issued ASU No. 2009-05 "Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value". ASU 2009-05 amends Subtopic 820-10 "Fair Value Measurements and Disclosures - Overall" and provides clarification on the methods to be used in circumstances in which a quoted price in an active market for the identical liability is not available. The provisions of ASU 2009-05 are effective for the third quarter of our fiscal 2009. The adoption of ASU 2009-05 did not have a material impact on the Company’s financial statements.

In September 2009, the FASB reached a consensus on Accounting Standards Update, or ASU, 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements, or ASU 2009-13 and ASU 2009-14, Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements, or ASU 2009-14. ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: i) VSOE or ii) third-party evidence (TPE) before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the stand alone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of these ASUs will have on its consolidated financial statements.

DIGITAL POWER CORPORATION

NOTE 3:-       INVENTORIES

	September 30,	December 31,
	2009	2008
	Unaudited

Raw materials, parts and supplies	$223	$228
Work in progress	151	308
Finished products	685	958

	$1,059	$1,494

NOTE 4:-	ACCOUNTING FOR STOCK-BASED COMPENSATION

a.	Stock option plans:

1.	Under the Company's stock option plans, options may be granted to employees, officers, consultants, service providers and directors of the Company or its subsidiary.

2.
As of September 30, 2009, the Company has authorized, by several Incentive Share Option Plans, the grant of options to officers, management, other key employees and others of up to 2,272,000 common shares of the Company.  As of September 30, 2009, options to purchase up to an aggregate of 687,870 common shares of the Company are still available for future grant.

3.
The options granted generally become fully exercisable after four years and expire no later than 10 years from the date of grant. Any options that are forfeited or cancelled before expiration become available for future grants.

A summary of the Company's employee share option activity (except options to consultants and service providers) and related information is as follows:

	Nine months ended September 30, 2009
	Amount of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value *)
Outstanding at the beginning of the period	779,035	$1.02
Granted	90,000	1.60
Exercised	(10,760)	1.13
Forfeited	(32,000)	1.31
Expired	-
Outstanding at the end of the period	826,275	$1.07	5.57	$414

Exercisable options at the end of the period	612,785	$1.02	3.93	$328

*)	Calculation of aggregate intrinsic value is based on the share price of the Company's common shares as of September 30, 2009 ($ 1.50 per share).

DIGITAL POWER CORPORATION

NOTE 4:-	ACCOUNTING FOR STOCK-BASED COMPENSATION (Cont.)

Under the provisions of ASC 718-10, the fair value of each option is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions such as stock price on the date of the grant, exercise price, risk-free interest rate, expected volatility, expected life and expected dividend yield of the option. Expected volatility is based exclusively on historical volatility of the entity's stock as allowed by ASC 718-10. The Company uses historical information with respect to the employee options exercised to estimate the expected term of options granted, representing the period of time that options granted are expected to be outstanding. The risk-free interest rate of period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted-average grant-date fair value of options granted during the period of nine months ended September 30, 2009 was $ 1.24 per share.

As of September 30, 2009, there was $ 180 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a period of two years.

b.	Employee Stock Ownership Plan:

The Company has an Employee Stock Ownership Plan ("ESOP") covering eligible employees. The ESOP provides for the Employee Stock Ownership Trust ("ESOT") to distribute common shares of the Company as retirement benefits to the participants. The Company has not distributed shares since 1998. As of September 30, 2009, the ESOT held 167,504 common shares.

NOTE 5:-	NET EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of the basic and diluted net earnings (loss) per share:

1.         Numerator:
	Nine months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008
	Unaudited

Net income (loss) available to Common shareholders	$(154)	$416	$(205)	$362

2.         Denominator:

Denominator for basic net earnings (loss) per share of weighted average number of common shares	6,618,750	6,615,708	6,621,574	6,615,708
Effect of dilutive securities:
Employee stock options	-	96,154	-	42,439

Denominator for diluted net earnings per common share	6,618,750	6,711,862	6,621,574	6,658,147

DIGITAL POWER CORPORATION

NOTE 6:-	SEGMENTS, MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

The Company has two reportable geographic segments; see Note 1 for a brief description of the Company's business.

The following data presents the revenues, expenditures and other operating data of the Company's geographic operating segments in accordance with ASC 218-10 (formerly SFAS No. 131), “Segment reporting”.

	Nine months ended September 30, 2009 (unaudited)
	DPC	DPL	Eliminations		Total

Revenues	$2,673	$3,551	$		$6,224
Intersegment revenues	155	23		(178)	-

Total revenues	$2,828	$3,574		$(178)	$6,224

Depreciation expense	$23	$33		$-	$56

Operating income (loss)	$(286)	$178		$-	$(108)

Financial expenses, net					$(46)

Net income (loss)	$(298)	$144		$-	$(154)

Expenditures for segment assets, net as of September 30, 2009	$13	$40		$-	$53

Identifiable assets as of September 30, 2009	$2,237	$3,316		$-	$5,553

	Nine months ended September 30, 2008 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$3,947	$5,394	$-	$9,341
Intersegment revenues	234	5	(239)	-

Total revenues	$4,181	$5,399	$(239)	$9,341

Depreciation expense	$23	$46	$-	$69

Operating income (loss)	$(125)	$467	$-	$342

Financial income, net				$74

Net income (loss)	$(108)	$524	$-	$416

Expenditures for segment assets, net as of September 30, 2008	$4	$86	$-	$90

Identifiable assets as of September 30, 2008	$2,623	$3,879	$-	$6,502

DIGITAL POWER CORPORATION

NOTE 6:-	SEGMENTS, MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION (Cont.)

	Three months ended September 30, 2009 (unaudited)
	DPC	DPL	Eliminations		Total

Revenues	$546	$1,162	$		$1,708
Intersegment revenues	4	10		(14)	-

Total revenues	$550	$1,172		$(14)	$1,708

Depreciation expense (income)	$8	$(14)		$-	$(6)

Operating (loss)	$(230)	$(1)		$-	$(231)

Financial income, net					$26

Net income (loss)	$(238)	$33		$-	$(205)

Expenditures for segment assets as of September 30, 2009	$2	$14		$-	$16

Identifiable assets as of September 30, 2009	$2,237	$3,316		$-	$5,553

	Three months ended September 30, 2008 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$1,536	$1,289	$-	$2,825
Intersegment revenues	114	5	(119)	-

Total revenues	$1,650	$1,294	$(119)	$2,825

Depreciation expense	$8	$15	$-	$23

Operating income	$147	$154	$-	$301

Financial income, net				$61

Net income	$148	$214	$-	$362

Expenditures for segment assets as of September 30, 2008	$4	$55	$-	$59

Identifiable assets as of September 30, 2008	$2,623	$3,879	$-	$6,502

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

GENERAL

We are a solution-driven organization that designs, develops, manufactures and sells cutting-edge high-grade power system solutions to telecom/datacom, industrial, medical and military/defense industries.  We are highly focused on high-grade and custom product designs for both the commercial and military/defense markets, where customers demand high density, high efficiency and rich features products to meet advance applications.  We provide ruggedized products to meet the harshest and/or military mission critical operating conditions.  We are a California corporation originally formed in 1969, and our common stock trades on the NYSE Amex under the symbol “DPW”. Our corporate headquarters are located in the heart of the Silicon Valley.

We also have a wholly-owned subsidiary, Digital Power Limited ("DPL"), which operates under the brand name of “Gresham Power Electronics” (“Gresham”).  DPL is located in Salisbury, England, and it designs, manufactures and sells power products and system solutions mainly for the European marketplace, including power conversion, power distribution equipment, DC/AC inverters and Uninterrupted Power Supply (UPS) products. DPL’s defense business has specialists in the field of naval applications of power distribution conversion.

We believe that we are one of the first companies in the power solutions industry to introduce a product strategy based on the premise that products developed with an extremely flexible architecture enable rapid modifications to meet unique customer requirements for non-standard output voltages. The development and implementation of this strategy has resulted in broad acceptance in both the telecom/industrial and medical market segments. Digital Power system solutions set an industry standard as the highest power efficiency products and the highest  power output in package sizes that are smaller than any other commercially available product.

We market and sell our products to many diverse market segments, including the telecom, industrial, medical and military/defense industries.  Our products serve a global market, with an emphasis on North America and Europe.  We offer a broad product variety, including a full custom product design and production, unique high-speed switching power front-end, modified-standard and value added products, open-frame, Compact-PCI, ATSC front-ends and power over Ethernet (PoE) product solutions, providing power output from 50 to 25,000 watts.

In an effort to provide short lead-times, high quality products and competitive pricing to support our markets, we have entered into numerous production agreements with manufacturers located in Asia, primarily China.  These contract manufacturing (CM) agreements allow us to control production costs and ensure high quality products deliverable in a timely manner to meet market demand.

We intend to remain an innovative leader in the development of cutting-edge custom power solutions and rich features products to meet any customer needs and requirements, rugged power systems to meet harsh and extreme operation environmental requirements, and high performance, high efficiency, high density and modular power systems.   We are focusing today on developing even more advanced custom power system solutions for numerous customers in a broadly diversified range of markets and challenging environments. Each product development is based on best of class performance criteria, including unique, advanced feature sets and a special layout to meet our customers’ unique operating conditions where efficiency, size and time to market are key to their success.  We intend to release these efforts to production within the next few quarters and to continue acquiring new product development projects.  Further, we believe that all of these new designs will have a near-term demand, as each of them is a full custom solution for industry leaders. Our customers’ requirements for these new designs are similarly advanced and challenging, as they will serve as the foundation for leading edge products for diversified industries.    Further, the operating efficiency of our products exceeds 90% of power efficiency, which satisfies many of our customers’ objectives to provide “green power” to their customers and to improve products lifetime.  Digital Power will provide these products for the customer’s next generation digital video encoders and streaming solutions, medical equipment and other products. We also continue to explore innovative alternative and renewable power solutions to complement our current product lines.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009, COMPARED TO SEPTEMBER 30, 2008

Revenues

Total revenues for the Company decreased by 39.5% to $1,708,000 for the three months ended September 30, 2009, from $2,825,000 for the three months ended September 30, 2008.  The decrease in revenues is mainly due to a decline in sales of our standard commercial products as a result of the global economic recession. Revenues from the military products of the Company decreased by 27.1% to $586,000 for the three months ended September 30, 2009, from $804,000 for the three months ended September 30, 2008. Revenues from the commercial products of the Company decreased by 44.5% to $1,122,000, from $2,021,000 for the three months ended September 30, 2008.

Revenues from our U.S. operations decreased by 64.5% to $546,000 for the three months ended September 30, 2009, from $1,536,000 for the three months ended September 30, 2008. Revenues from our European operations of DPL decreased 9.9% to $1,162,000 for the three months ended September 30, 2009, from $1,289,000 for the three months ended September 30, 2008. The decrease in our revenues from our U.S. and European operations are mainly attributable to a decline in sales of our standard commercial products as a result of the global economic recession, as discussed above.

For the nine months ended September 30, 2009, our revenues decreased by 33.4% to $6,224,000, from $9,341,000 for the nine months ended September 30, 2008. Revenues from our commercial products decreased by 40.9% to $4,069,000 for the nine months ended September 30, 2009, from $6,889,000 for the nine months ended September 30, 2008. Revenues from our military products decreased by 12.1% to $2,155,000 for the nine months ended September 30, 2009, from $2,452,000 for the nine months ended September 30, 2008.  The overall decrease in revenues is mainly attributable to the decrease in sales of our commercial products, as discussed above.

For the nine months ended September 30, 2009, revenues attributed to our U.S. operations decreased by 32.2% to $2,673,000 from $3,942,000 for the nine months ended September 30, 2008.  Revenues from our European operations of DPL decreased by 34.2% to $3,551,000 for the nine months ended September 30, 2009, from $5,399,000 for the nine months ended September 30, 2008. The decrease in revenues from our U.S. and European operations is mainly attributable to a decrease in sales of our commercial products, as discussed above.

Gross Margins

Gross margins decreased to 30.0% for the three months ended September 30, 2009, compared to 37.7% for the three months ended September 30, 2008. The decrease in gross margins for the three-month period is mainly attributable to the decrease in revenue partially offset by continued production of our products in Asia. Gross margins for the nine months ended September 30, 2009 increased to 34.6% compared to the gross margins of 29.4% for the nine months ended September 30, 2008. The increase in gross margins for the nine-month period is mainly attributable to continued production of our products in Asia.

Engineering and Product Development

Engineering and product development expenses were $136,000, or 8.0% of revenues, for the three months ended September 30, 2009, compared to $158,000, or 5.6% of revenues, for the three months ended September 30, 2008. Engineering and product development expenses were $405,000, or 6.5% of revenues, for the nine months ended September 30, 2009, compared to $460,000, or 4.9% of revenues, for the nine months ended September 30, 2008. This decrease for the three and nine-month periods was primarily due to a decrease in salary expenses.

Selling and Marketing

Selling and marketing expenses were $250,000, or 14.6% of revenues, for the three months ended September 30, 2009, compared to $242,000, or 8.6% of revenues, for the three months ended September 30, 2008. Selling and marketing expenses were $834,000, or 13.4% of revenues, for the nine months ended September 30, 2009, compared to $702,000, or 7.5% of revenues, for the nine months ended September 30, 2008. The increase was primarily due to an increase in salary expenses and other marketing expenses.

General and Administrative

General and administrative expenses were $357,000, or 20.9% of revenues, for the three months ended September 30, 2009, compared to $364,000, or 12.9% of revenues, for the three months ended September 30, 2008. The increase in such expenses as a percentage of revenues is due mainly to the decrease in revenues in the three months ended September 30, 2009 compared to the revenues in the three months ended September 30, 2008. General and administrative expenses were $1,022,000, or 16.4% of revenues, for the nine months ended September 30, 2009, compared to $1,243,000, or 13.3% of revenues, for the nine months ended September 30, 2008. Expenditures decreased in 2009 by $221,000 mainly due to the accrual of liabilities in relation to the separation agreement with our former President and Chief Executive Officer in the nine months ended September 30, 2008.

Financial Income (Expense)

Financial income was $26,000 for the three months ended September 30, 2009, compared to financial income of $62,000 for the three months ended September 30, 2008. Financial expense was $46,000 for the nine months ended September 30, 2009, compared to financial income of $74,000 for the nine months ended September 30, 2008. From time to time, we enter into forward contracts to hedge certain sales transactions which are denominated in foreign currencies. The change in financial results was due to foreign currency fluctuations during the respective periods and changes in the fair value of forward contracts.

Net Income (Loss)

For the three months ended September 30, 2009, we had a net loss of $205,000 compared to a net income of $362,000 for the three months ended September 30, 2008. Loss for the nine months ended September 30, 2009 was $154,000 compared to a net income of $416,000 for the nine months ended September 30, 2008. The loss in the three and nine-month periods ended September 30, 2009 is due primarily to the slowdown in the global economy, which had a significant impact on our revenues.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2009, we had cash and cash equivalents of $2,543,000 and working capital of $3,474,000. This compares with cash and cash equivalents of $2,476,000 and working capital of $3,412,000 at December 31, 2008. The increase in cash and cash equivalents is due mainly to a decrease in trade receivables and inventories, offset by a decrease in accounts payable and related parties trade payables. The increase in working capital is mainly due to a decrease in accounts payable and related parties trade payables and an increase in cash and cash equivalents, offset partially by a decrease in trade receivables, a decrease in inventories and an increase in deferred revenues.

Cash provided by operating activities totaled $0 for the nine months ended September 30, 2009, compared to cash provided by operating activities of $1,159,000 for the nine months ended September 30, 2008. The net provision of cash by operating activities was mainly due to a decrease in accounts payable and related parties trade payables, offset by a decrease in trade receivables, a decrease in inventories, a decrease in revenues and a net loss.

Net cash used in investing activities was $53,000 for the nine months ended September 30, 2009, compared to net cash used in investing activities of $64,000 for the nine months ended September 30, 2008. This decrease is due to a decline in the purchase of property and equipment.

If we increase our activities and growth in the United States, we will require a larger facility.  We are reassessing the need on an ongoing basis in order to determine the appropriate time to make such a move in light of the global recession and our results of operations.

The lease for our UK facility expired on September 26, 2009, however we continue to occupy the facility and intend to renew the lease for an additional term.  We are currently in negotiations with the lessor in order to finalize the terms of the new lease.

In the event that the lease is not renewed, we believe that the only potential adverse consequence on our future financial position, results of operations and cash flows would be the disruption of the business while alternative premises were sought and relocation was made, along with the costs associated with such search for new premises and relocation.  However, we believe that such potential adverse consequences are unlikely since we are currently in the process of renewing the lease.

We believe we have adequate resources at this time to continue our operational and promotional efforts to increase sales and support our current operation.  However, if we do not increase our sales, we may have to raise money through debt or equity, which may dilute shareholders’ equity.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

Revenue from product sales is recognized in accordance with the provisions of Accounting Codification Statement 605-10 (formerly SAB 104), "Revenue Recognition in Financial Statements". We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred (i.e., risk of loss and title have transferred to the customer), the sale price is fixed or determinable and collection is reasonably assured.

We generally use customer purchase orders and contracts to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. We assess whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the price is subject to refund or adjustment. We assess collectability based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.
Revenue on shipments to distributors and resellers is recognized on delivery. Generally, the Company does not grant a right of return. However, allowances are provided for stock rotation rights that are granted to distributors in accordance with their respective arrangements.

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

We experienced operating loss during the three and nine-month periods ended September 30, 2009, and have historically experienced net losses, and we may experience net losses in the future.

For the nine-month period ended September 30, 2009, we had an operating loss of $108,000, compared to an operating income of $342,000 for the nine month period ended September 30, 2008.  Although we have actively taken steps to reduce our costs, we experienced a loss of $205,000 for the three month period ended September 30, 2009, and we might incur losses in the future until we increase revenues by selling current products, transitioning to production stage of our custom design products and decreasing manufacturing costs through a greater use of contract manufacturers in Asia and other strategic locations.

We depend on Telkoor to design and manufacture many of our products.

We depend on Telkoor, our largest shareholder and one of our third party subcontractors, for design and manufacturing capabilities for many of the products that we sell. If Telkoor is unable or unwilling to continue designing or manufacturing our products in required volumes on a timely basis, that could lead to loss of sales and adversely affect our operating results and cash position. We also depend on Telkoor's intellectual property and ability to transfer production to third party manufacturers. Failure to obtain new products in a timely manner or delay in delivery of product to customers will have an adverse effect on our ability to meet our customers’ expectations. In addition, we operate in highly competitive markets where our ability to sell Telkoor’s products could be adversely affected by long lead-times and the high costs of Telkoor’s products. Telkoor’s principal offices, research and development and manufacturing facilities are located in Israel. Political, economic, and military conditions in Israel directly affect Telkoor’s operations.

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

If our new custom products development efforts fail to result in products that meet our customers’ needs, or if our customers fail to accept our new products, our revenues will be adversely affected.

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

Our success depends on our ability to attract, retain and motivate our key management personnel, including, but not limited to, our CEO and CFO, VP of Finance, sales force, and key engineers, necessary to implement our business plan and to grow our business. Despite the adverse economic conditions at this time, and occurring over the past several years, competition for certain specific technical and management skill sets is intense. If we are unable to identify and hire the personnel that we need to succeed, or if one or more of our present key employees were to cease to be associated with us, our future results could be adversely affected.

We depend upon a few major customers for a majority of our revenues, and the loss of any of these customers, or the substantial reduction in the quantity of products that they purchase from us, would significantly reduce our revenues and net income.

We currently depend upon a few major OEMs and other customers for a significant portion of our revenues. Because of the global economic downturn, we have already experienced a reduction of orders by OEMs and a reduction or cancellation of orders, scaling back of certain activities and workforce layoffs by other customers.  The loss of any of these customers, or a substantial reduction in the quantity of products that they purchase from us, would significantly reduce our revenues and net income. Furthermore, diversions in the capital spending of certain of these customers to new network elements have and could continue to lead to their reduced demand for our products, which could, in turn, have a material adverse effect on our business and results of operations. If the financial condition of one or more of our major customers should deteriorate, or if they have difficulty acquiring investment capital due to any of these or other factors, a substantial decrease in our revenues would likely result.

We are dependent on the electronic equipment industry, and accordingly will be affected by the impact on that industry by the current economic downturn.

Substantially all of our existing customers are in the electronic equipment industry, and they manufacture products that are subject to rapid technological change, obsolescence, and large fluctuations in demand.  This industry is further characterized by intense competition and volatility.  The OEMs serving this industry are pressured for increased product performance and lower product prices.  OEMs, in turn, make similar demands on their suppliers, such as us, for increased product performance and lower prices.  The current economic downturn has affected the entire supply chain, including us.  Recently, certain segments of the electronic industry have experienced a significant softening in product demand.  Such lower demand may affect our customers, in which case the demand for our products may decline and our growth could be adversely affected.

Our reliance on subcontract manufacturers to manufacture certain aspects of our products involves risks, including delays in product shipments and reduced control over product quality.

Since we do not own significant manufacturing facilities, we must rely on, and will continue to rely on, a limited number of subcontract manufacturers to manufacture our power supply products. Our reliance upon such subcontract manufacturers involves several risks, including reduced control over manufacturing costs, delivery times, reliability and quality of components, unfavorable currency exchange fluctuations, and continued inflationary pressures on many of the raw materials used in the manufacturing of our power supply products. If we were to encounter a shortage of key manufacturing components from limited sources of supply, or experience manufacturing delays caused by reduced manufacturing capacity, inability of our subcontract manufacturers to procure raw materials, the loss of key assembly subcontractors, difficulties associated with the transition to our new subcontract manufacturers or other factors, we could experience lost revenues, increased costs, delays in, cancellations or rescheduling of orders or shipments, any of which would materially harm our business.

We outsource the development of some of our custom design products.

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

We operate in an industry that is generally characterized by intense competition. We believe that the principal bases of competition in our markets are breadth of product line, quality of products, stability, reliability and reputation of the provider, along with cost. Quantity discounts, price erosion, and rapid product obsolescence due to technological improvements are therefore common in our industry as competitors strive to retain or expand market share. Product obsolescence can lead to increases in unsaleable inventory that may need to be written off and, therefore, could reduce our profitability. Similarly, price erosion can reduce our profitability by decreasing our revenues and our gross margins. In fact, we have seen price erosion over the last several years on most of the products we sell, and we expect additional price erosion in the future.

 Our future results are dependent on our ability to establish, maintain and expand our OEM relationships and our other distribution channels.

We market and sell our products through domestic and international OEM relationships and other distribution channels. Our future results are dependent on our ability to establish, maintain and expand our relationships with OEMs as well as with other marketing and sales distribution channels. If, however, the third parties with whom we have entered into such OEM and other arrangements should fail to meet their contractual obligations, cease doing, or reduce the amount of their, business with us or otherwise fail to meet their own performance objectives, customer demand for our products could be adversely affected, which would have an adverse effect on our revenues.

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

A large portion of our sales have historically been attributable to our legacy products. We expect that these products may continue to account for a meaningful percentage of our revenues for the foreseeable future. However, these sales are declining. Although we are unable to predict future prices for our legacy products, we expect that prices for these products will continue to be subject to significant downward pressure in certain markets for the reasons described above. Accordingly, our ability to maintain or increase revenues will be dependent on our ability to expand our customer base, to increase unit sales volumes of these products and to successfully, develop, introduce and sell new products such as custom design and value added products. We cannot assure you that we will be able to expand our customer base, increase unit sales volumes of existing products or develop, introduce and/or sell new products.

Our operating results may vary from quarter to quarter.

Our operating results have in the past been subject to quarter-to-quarter fluctuations, and we expect that these fluctuations will continue, and may increase in magnitude, in future periods. Demand for our products is driven by many factors, including the availability of funding for our products in customers’ capital budgets. There is a trend for some of our customers to place large orders near the end of a quarter or fiscal year, in part to spend remaining available capital budget funds. Seasonal fluctuations in customer demand for our products driven by budgetary and other concerns can create corresponding fluctuations in period-to-period revenues, and we therefore cannot assure you that our results in one period are necessarily indicative of our revenues in any future period. In addition, the number and timing of large individual sales and the ability to obtain acceptances of those sales, where applicable, have been difficult for us to predict, and large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or deferral of one or more significant sales in a quarter could harm our operating results. It is possible that, in some quarters, our operating results will be below the expectations of public market analysts or investors. In such events, or in the event adverse conditions prevail, the market price of our common stock may decline significantly.

We are subject to certain governmental regulatory restrictions relating to our international sales.

Some of our products are subject to International Trafficking and Arms Regulation (ITAR) rules, which are administered by the U.S. Department of State. ITAR controls not only the export, import and trade of certain products specifically designed, modified, configured or adapted for military systems, but also the export of related technical data and defense services as well as foreign production.  Any delays in obtaining the required export, import or trade licenses for products subject to ITAR rules could have a materially adverse effect on our business, financial condition, and/or operating results.  In addition, changes in United States export and import laws that require us to obtain additional export and import licenses or delays in obtaining export or import licenses currently being sought could cause significant shipment delays and, if such delays are too great, could result in the cancellation of orders. Any future restrictions or charges imposed by the United States or any other country on our international sales or foreign subsidiary could have a materially adverse effect on our business, financial condition, and/or operating results. In addition, from time to time, we have entered into contracts with the Israeli Ministry of Defense which were funded with monies subject to, and we therefore were required to comply with the regulations governing, the U.S. Foreign Military Financing program.

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

Sales to customers outside of North America accounted for 65.0% of net revenues in the first nine months of 2009 and for 55.7% of net revenues in the year ended December 31, 2008, and we expect that international sales will continue to represent a material portion of our total revenues. International sales are subject to the risks of international business operations as described above, as well as generally longer payment cycles, greater difficulty collecting accounts receivable, and currency restrictions.  In addition, DPL, our wholly-owned foreign subsidiary in the United Kingdom, supports our European and other international customers, distributors, and sales representatives, and therefore is also subject to local regulation.  International sales are also subject to the export laws and regulations of the United States and other countries.

If our accounting controls and procedures are circumvented or otherwise fail to achieve their intended purposes, our business could be seriously harmed.

We evaluate our disclosure controls and procedures as of the end of each fiscal quarter, and are annually reviewing and evaluating our internal control over financial reporting in order to comply with SEC rules relating to internal control over financial reporting adopted pursuant to the Sarbanes-Oxley Act of 2002. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain effective internal control over financial reporting or our management does not timely assess the adequacy of such internal control, we may be subject to regulatory sanctions, and our reputation may decline.

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

The sale of our products is dependent on our ability to respond to rapid technological change, including evolving industry-wide standards, and may be adversely affected by the development, and acceptance by our customers, of new technologies which may compete with, or reduce the demand for, our products.

Rapid technological change, including evolving industry standards, could render our products obsolete. To the extent our customers adopt such new technology in place of our products, the sales of our products may be adversely affected. Such competition may also increase pricing pressure for our products and adversely affect the revenues from such products.

Our limited ability to protect our proprietary information and technology may adversely affect our ability to compete, and our products could infringe upon the intellectual property rights of others, resulting in claims against us, the results of which could be costly.

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

Our customers demand that our products meet stringent quality, performance and reliability standards. We have, from time to time, experienced problems in satisfying such standards. Defects or failures have occurred in the past, and may in the future occur, relating to our product quality, performance and reliability. From time to time, our customers also require us to implement specific changes to our products to allow these products to operate within their specific network configurations. If we are unable to remedy these failures or defects or if we cannot effect such required product modifications, we could experience lost revenues, increased costs, including inventory write-offs, warranty expense and costs associated with customer support, delays in, or cancellations or rescheduling of, orders or shipments and product returns or discounts, any of which would harm our business.

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

Our common stock price is volatile.

Our common stock is listed on the NYSE Amex and is thinly traded.  In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects.  The exercise of outstanding options and warrants may adversely affect our stock price and a shareholder’s percentage of ownership.  As of September 30, 2009, we have outstanding options to purchase an aggregate of 826,275 shares of common stock, with a weighted average exercise price of $1.07 per share, exercisable at prices ranging from $0.48 to $2.375 per share.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Shareholders was held on August 11, 2009.  The following is a listing of the votes cast for or withheld with respect to each nominee for director and a listing of the votes cast for and against, as well as abstentions and broker non-votes with respect to, the ratification of the appointment of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global Limited, as our independent auditors for the fiscal year ending December 31, 2010.

1.           Election of Board of Directors:

	Number of Shares
	For	Withheld

Ben-Zion Diamant	5,550,599	101,929

Amos Kohn	5,563,326	89,202

Yeheskel Manea	5,547,599	104,929

Israel Levi	5,647,893	4,635

Terry Steinberg	5,648,893	3,635

2.	Ratification of the appointment of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global Limited, as our independent auditors for the fiscal year ending December 31, 2010:

For	5,630,183

Against	22,345

Abstentions	0

Broker Non-Votes	0

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

Dated:  November 16, 2009

Digital Power Corporation

By:	/s/ Amos Kohn
Amos Kohn
President & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Uri Friedlander
Uri Friedlander
Chief Financial Officer
(Principal Financial and Accounting Officer)