Form 10-K
period 2009-12-31
DIGITAL POWER CORP
filed 2010-03-25
CIK 896493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☑

As of June 30, 2009, the aggregate market value of the voting common stock held by non-affiliates was approximately $14,433,143 based upon the closing price of the common stock on the NYSE Amex on that date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 25, 2010, the number of shares of common stock outstanding was 6,626,468.

DOCUMENTS INCORPORATED BY REFERENCE
None.

INDEX

As used in this annual report, the terms “we,” “us,” “our,” “Company,” “Digital,” or “Digital Power,” mean Digital Power Corporation, a California corporation, and its subsidiaries unless otherwise indicated.

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

General

Digital Power Corporation is a solution-driven organization that designs, develops, manufactures and sells high-grade customized and flexible power system solutions for the most demanding applications in the medical, military, telecom and industrial markets.  We are highly focused on high-grade and custom product designs for both the commercial and military/defense markets, where customers demand high density, high efficiency and ruggedized products to meet the harshest and/or military mission critical operating conditions.  We are a California corporation originally formed in 1969, and our common stock trades on the NYSE Amex under the symbol “DPW”. Our corporate headquarters are located in the heart of the Silicon Valley.

We also have a wholly-owned subsidiary, Digital Power Limited ("DPL"), which operates under the brand name of “Gresham Power Electronics” (“Gresham”).  DPL is located in Salisbury, England, and it designs, manufactures and sells power products and system solutions mainly for the European marketplace, including power conversion, power distribution equipment, DC/AC (Direct Current/Active Current) inverters and UPS (Uninterrupted Power Supply) products. DPL’s defense business has specialists in the field of naval applications of power distribution conversion.

We believe that we are one of the first companies in the power solutions industry to introduce a product strategy based on the premise that products developed with an extremely flexible architecture enable rapid modifications to meet unique customer requirements for non-standard output voltages. The development and implementation of this strategy has resulted in broad acceptance in the telecom/industrial, and increasingly in the medical market, segments for our new line of high density and high efficiency power products.  These products set an industry standard for providing high-power output in package sizes that are among the smallest available for such commercial products.

            We market and sell our products to many diverse market segments, including the telecom, industrial, medical and military/defense industries.  Our products serve a global market, with an emphasis on North America and Europe.  We offer a broad product variety, including a full custom product design and production, unique high-speed switching power front-end, modified-standard and value added products, open-frame, Compact-PCI, ATSC front-ends and PoE (Power over Ethernet) product solutions, providing power output from 50 to 25,000 watts.

In an effort to provide short lead-times, high quality products and competitive pricing to support our markets, we have entered into production agreements with several contract manufacturers located in Asia, primarily China.  These agreements allow us to better control production costs and ensure high quality products deliverable in a timely manner to meet market demand.

We intend to remain an innovative leader in the development of cutting-edge custom power solutions and rich features products to meet any customer needs and requirements, rugged power systems to meet harsh and extreme operation environmental requirements, and high performance, high efficiency, high-density and modular power systems.   We are focusing today on developing even more high-grade custom power system solutions for numerous customers in a broadly diversified range of markets and challenging environments. Each product development is based on best of class performance criteria, including unique, advanced feature sets and a special layout to meet our customers’ unique operating conditions where efficiency, size and time to market are key to their success.  We are taking initiatives to develop and sell high efficiency “green power” solutions.

Power System Solutions

We provide custom power system solutions, high-grade flexibility series power supply products and value-added services to diverse industries and markets including military/defense, telecom, medical and industrial.  We believe that our solutions leverage a combination of high power density, superior power efficiency, design flexibility and short time to market.

Custom Power System Solutions .    We provide high-grade custom power system solutions to numerous customers in multiple industry segments. Each custom solution that we develop is based on high power density and a special layout to meet each of our customer’s unique operation environments where efficiency, size and performance are key.   We combine our power design capabilities with the latest circuit designs to provide complete power solutions for virtually any need.   In the design of custom power solutions, we work closely with our customers’ engineering teams to develop mechanical enclosures to ensure 100% compatibility with any hosted platform.

Our standard contract for custom power solutions includes a multi-year high-volume production forecast that allows us to secure long-term production guarantees (and therefore possible savings on manufacturing costs for volume orders) while providing an environment that promotes the development of our intellectual property (“IP”) portfolio.    We believe that this business model provides an incentive to our customers to be committed to high-volume production orders.

High-Grade Flexibility Series Power Supply Products .   While some of our customers have special requirements that include a full custom design, other customers may require only certain electrical changes to standard power supply products, such as modified output voltages and unique status and control signals, and mechanical repackaging tailored to fit the specific application. We offer a wide range of standard and modified standard products that can be easily integrated with any platform across our diversified market segments.

Value-Added Services .    In addition to our custom solutions and high-grade flexibility series proprietary products that we offer, we also provide value-added services to OEMs.  We incorporate an OEM’s selected electronic components, enclosures, cable assemblies and other compliance components into our power system solutions to produce a power subassembly that is compatible with the OEM’s own equipment and specifically tailored to meet the OEM’s needs.  We purchase parts and components that the OEM itself would otherwise attach to, or integrate with, our power systems, and provide the OEM with the integration and installation service, thus eliminating a complex, time-consuming and costly integration.  We believe that this value-added service is well suited to those OEMs who wish to reduce their vendor base and minimize their investment in manufacturing that leads to increased fixed costs.  Based on these value-added services, the OEMs do not need to build assembly facilities to manufacture their own power subassemblies and thus are not required to purchase individual parts from many vendors.

Our products have a standard warranty of 12 months from date of shipment to the customer.

Markets

We sell our custom power system solutions, high-grade flexibility series power supply products and value-added services to customers in a diverse range of commercial and defense industries and markets throughout the world, with an emphasis on North America and Europe.   Our current customer base consists of approximately 200 companies, some of which are served through our partner channels.  We serve the North American power electronics market primarily through our domestic corporation, Digital Power Corporation; the European marketplace is served through DPL, our wholly-owned subsidiary.

Our products are sold in North America and Europe directly by our sales force and through a network of manufacturers’ representatives and distributors.  In 2009, we implemented a new sales strategy to identify and focus on strategic accounts. This strategy allows us to maintain a close and direct relationship with them, which positions us as the supplier of choice for these customers’ challenging, innovative and demanding new product requirements.  In striving for additional market share, we simultaneously strengthen our traditional sales channels of manufacturer representatives and distributors. We plan to continue to build more channels and increase our market share through 2010.

Commercial Customers.   Our commercial customers include medical, telecom, and industrial companies located throughout the world, with an emphasis on North America and Europe. Our products are deployed in a variety of applications and operate in a broad range of systems where customers require mission critical power reliability.  Examples of the commercial markets we serve and products for these markets include:

▪	Medical (Non-patient Contact)
▪	Imaging, dispensing equipment
▪	Ventilators
▪	Dialysis, endoscopy, surgical equipment
▪	Ultrasound, MRI

▪	Telecom
▪	Switches
▪	Routers
▪	Servers
▪	Broadband networks and video broadcast systems
▪	Fiber optic networks
▪	Layers

▪	Industrial Process Equipment and Embedded Controls
▪	Packaging equipment, pumps, CNC machines, laser
▪	Intelligent / LED lighting
▪	Industrial printers
▪	Laboratory and diagnostic equipment
▪	ATE (Automatic Test Equipment), scientific

These product solutions, which include standard, modified-standard or full custom designs, are designed to meet our customers’ requirements.  Customers who have implemented our power supply product solutions, or customers for whom we are currently developing products, include: Ericsson, Qualcomm, Elma Group, Inc., Cisco, Inogen, Aurora Networks, Agilent, GE Healthcare, GE Medical, Goss International, Arris, Tandberg, Martin Entertainment, Harmonic Inc., and Motorola, among others.

Military/Defense Customers.   We have developed a broad range of rugged product solutions for the military and defense market, featuring the ability to withstand harsh environments.  These product solutions, which include both specific modifications of existing products or full custom designs, are designed for combat environments and meet the requirements of customers such as BAE Systems, Lockheed Martin, L3 Communications, Raytheon, General Dynamics, Boeing, Perkins and others.   We are compliant with the regulations of International Traffic in Arms Regulations (“ITAR”) and are an approved vendor for the U.S. Air Force, Navy and Army.

At the core of every military electronic system is a power supply. Mission critical systems require rugged high performance power platforms that will operate and survive the harsh environmental conditions placed upon such systems. Our power supplies, which include the following, function effectively in these severe military environments:

▪	Missiles – Ground-to-Air, Air-to-Air and Sea-to-Air
▪	Naval – Shipboard radar, EW and communication
▪	Mobile and Ground Communications – Active Protection, Communications and Navigation
▪	Surveillance, test equipment
▪	UAV (Unmanned Aerial Vehicle) – Very lightweight power systems

Space, weight, output power, electromagnetic compatibility, power density and multiple output requirements are only part of the challenges that any military power supply design faces. With many decades of experience, our engineering teams meet these tough challenges.  Our power supplies are a critical component of many major weapon systems worldwide.

We leverage our strategic alliance and collaboration with Telkoor Telecom Ltd. (“Telkoor”), our largest shareholder, and DPL, our wholly-owned subsidiary, to develop some of the MIL-SPEC products.

 Products features for our military/defense customers include:
▪	Full custom design projects
▪	Program management for each project
▪	Quality assurance and control
▪	Compliance with Mil-Q-9858A and ISO 9001:2000
▪	FRACAS (Failure Reporting, Analysis, and Corrective Action System)
▪	Environmental testing in accordance with MIL-STD-810
▪	100% screening, including ESS (Environmental Stress Screening) and ATP (Acceptance Test Procedure) with random vibration and temperature cycling tests

Strategy

Our strategy is to be the supplier of choice to those companies and OEMs requiring high-quality power system solutions where custom design, superior product, high-quality, time to market and very competitive prices are critical to business success. We believe that we provide advanced custom product design services to deliver high-grade products that reach a high level of efficiency and density and can meet rigorous environmental requirements. Our customers benefit from a direct relationship with us that supports all their needs for designing and manufacturing power solutions and products. By implementing our advanced core technology, including process implementation in integrated circuits, we can provide cost reductions to our customers by replacing their existing power sources with our custom design cost-effective products.

            Our target market segments include the industrial, telecommunication, medical, and military/defense industries.  We do not participate in the personal computer power supply market because of the low margins arising out of the high volume and extremely competitive nature of that market.

Our strategy will continue to focus on expanding our market share by adding new customers from all of our target market segments. We are developing long term relationships, and we intend to expand our customer base in our commercial market segments, including medical, telecom and industrial, while continuing to maintain our existing customers.  In the military and defense market segment, we will continue to provide advanced rugged products to customers, and we are striving to expand our business to support the military and defense industries. We believe that our custom power supply solutions, flexibility series, high-grade and high-efficiency power product solutions provide customers with a more effective choice as compared to products offered by other power solution competitors, due in part to a customer’s requirement for output voltages and other features such as redundancy and sense control tailored to its exact requirements within specific parameters.

Furthermore, we believe that we have the talent and engineering experience to satisfy any of our customers’ product or platform requirements.  If an OEM customer specifies a different set of power system parameters, we will custom design or modify a product to meet the OEM’s requirements    With a wide range of solutions from our custom designs to our high-grade flexibility series products, our professional design team can provide economical and timely product solutions to our OEM customers.  In addition, as our power systems meet all appropriate environmental requirements and safety standards, our smaller OEM customers can expedite the process of independent safety agency testing by companies such as by Underwriters Laboratories, and save considerable expense.   By offering OEM customers a new choice with Digital Power’s custom, flexibility series, high-grade and high-efficiency power system solutions, we believe we provide certain strategic advantages over our competitors.

Digital Power Limited (Gresham Power Electronics)

DPL, our wholly-owned subsidiary organized and headquartered in Salisbury, England, designs, manufactures, and distributes switching power supplies, uninterruptible power supplies, and power conversion and distribution equipment frequency converters for the commercial and military markets, under the name Gresham. Frequency converters manufactured by Gresham are used by navel warships to convert their generated 60-cycle electricity supply to 400 cycles.  This 400-cycle supply is used to power their critical equipment such as gyro, compass, and weapons systems.  Gresham also designs and manufactures transformer rectifiers for naval use.  Typically, these provide battery supported back up for critical DC systems, such as machinery and communications.  In addition, higher power rectifiers are used for the starting and servicing of helicopters on naval vessels, and Gresham now supplies these as part of overall helicopter start and servicing systems.  We believe that Gresham products add diversity to our product line, provide greater access to the United Kingdom and European markets, and strengthen our engineering and technical resources.  For the years ended December 31, 2009 and 2008, Gresham contributed approximately 51% and 53%, respectively, to our gross revenues.

Manufacturing and Testing

Consistent with our strategy of focusing on custom design products and high-grade flexibility series products, we aim to maintain a high degree of flexibility in our manufacturing through the use of strategically focused contract manufacturers.   We select contract manufacturers to ensure that they will meet our near term cost, delivery, and quality goals.  In addition, we believe these relationships will eventually give us access to new markets and beneficial cross-licensing opportunities.  The competitive nature of the power supply industry has placed continual downward pressure on selling prices.  In order to achieve our low cost manufacturing goals with labor-intensive products, we have entered into production agreements with certain contract manufacturers in Asia.  At present, our principal contract manufacturers in Asia are Winco-Power Technology, Shenzhen Watt Electronics, Ultra Level Tech Co. Ltd, and Acropolis, Energy Recovery Products.

We sell certain products that are developed, manufactured and sold to us by Telkoor, an Israeli company that currently holds 43.7% of our outstanding common stock.   In coordination with Telkoor, and in order to accelerate delivery and reduce the cost of some of the products we purchase from Telkoor, we have obtained the right to order products directly from Telkoor’s contract manufacturers, as well as from our own contract manufacturers in China, in exchange for the payment of a commission to Telkoor.

We are continually improving our internal processes, while monitoring the processes of our contract manufacturers, to ensure the highest quality and consistent manufacturing of our power solutions. We test all of our custom power assemblies per clearly defined test procedures developed by us and our customers. This approach ensures that our customers can use our systems right out of the box. Customer specific testing services are offered with custom designed test stands to simulate operation within our customer applications.

Compliance with international safety agency standards is critical in every application, and power solutions play a major role in meeting these compliance requirements. Our safety engineers and quality assurance teams help ensure that our custom products are designed to meet all safety requirements and are appropriately documented to expedite safety approval processes.

Regulatory Requirements

We and our manufacturing partners are required to meet applicable regulatory, environmental, emissions, safety and other requirements where specified by the customer and accepted by us or as required by local regulatory or legal requirements.  The products that we market and sell in Europe may be subject to the 2003 European Directive on Restriction of Hazardous Substances (“RoHS”), which restricts the use of six hazardous materials in the manufacture of certain electronic and electrical equipment, as well as the 2002 European Directive on Waste Electrical and Electronic Equipment (“WEEE”), which determines collection, recycling and recovery goals for electrical goods.  In July 2006, our industry began phasing in RoHS and WEEE requirements in most geographical markets with specific emphasis on consumer-based products.   We believe that RoHS and WEEE-compliant components may be subject to longer lead-times and higher prices as the industry transitions to these new requirements.

Some of our products are subject to ITAR, which is administered by the U.S. Department of State. ITAR controls not only the export of certain products specifically designed, modified, configured or adapted for military systems, but also the export of related technical data and defense services as well as foreign production. We obtain required export licenses for any exports subject to ITAR. Compliance with ITAR may require a prolonged period of time; if the process of obtaining required export licenses for products subject to ITAR is delayed, it could have a materially adverse effect on our business, financial condition, and operating results. Any future restrictions or charges imposed by the United States or any other country on our international sales or sales by the operations of Gresham, our foreign subsidiary, could have a materially adverse effect on our business, financial condition, and operating results. In addition, from time to time, we have entered into contracts with the Israeli Ministry of Defense, which contracts were funded with monies subject to, and we therefore were required to comply with the regulations governing, the U.S. Foreign Military Financing program.

Sales and Marketing

We market our products directly through our internal sales force as well as through a partner network of independent manufacturer representatives and distributors.  Each representative organization is responsible for managing sales in a particular geographic territory.  Generally, the representative has the opportunity to earn an exclusive access to all potential customers in the assigned territory as a result of achieving its marketing and sales goals as defined in the representative agreement. Our manufacturer representative agreements provide for a commission equal to 5% of net sales, payable after the product is shipped, for any direct sale contribution.  Typically, either we or the representative organization may terminate the agreement with 30 days’ written notice.

Historically, we have also sold products through multiple distributor arrangements which do not specify a particular territory.  Each of these arrangements can be terminated by either party with 30 days’ written notice.

Our promotional efforts, to date, have included product data sheets, participation in trade shows, and our website, www.digipwr.com.  We use the corporate website to emphasize our capabilities and marketing direction. All products specifications are uploaded onto our website and accessible to the marketplace. We will continue to enhance our website by adding more features and functionalities, such as ecommerce, that will allow our customers to buy directly through our website.  Our future promotional activities will likely include advertising in industry-specific publications, as well as public relations for our new products.

Engineering and Technology

Our engineering and product development efforts are primarily directed toward developing new products in connection with custom product design and modification of our standard power systems to provide a broad array of individual models.  In the years ended December 31, 2009 and 2008, we expended a total of $556,000 and $622,000, respectively, on engineering and product development.

Our new custom product design solutions are driven by our ability to provide to our customers advanced technology that meets their product needs with a short turnaround time and a very competitive price point. We believe that we are successfully executing our strategic account focus, as evidenced by the award of second and third generation product development contracts from some of these customers.  Our standard contract for custom power solutions includes a multi-year high-volume production forecast that could allow us to secure long-term production guarantees while providing an environment that promotes the development of our IP portfolio.

We also partner with various design and contract engineering firms for development of some of our new products supported by our internal engineering services staff.  Furthermore, we continue to leverage the close relationship we have with one of our major shareholders, Telkoor, to introduce new products that Telkoor develops for its market and makes available for us. Finally, from time to time we modify standard products to meet specific customer requirements when applicable.    We continually seek to improve our product power density, adaptability, and efficiency, while attempting to anticipate changing market demands for increased functionality, such as PFC (power factor correction) and improved EMI (electromagnetic interference) filtering. We are experiencing an increasing demand for ruggedization of commercial products for military applications. To meet that requirement, our engineering team continues to ruggedize commercial products, which we sell as commercial off the shelf products to some of our military customers. We continue to differentiate all of our products from commodity type products by enhancing,, modifying and customizing our existing product portfolio, using our Freemont, California engineering lab.

Competition

The power system solutions industry is highly fragmented and characterized by intense competition.  Our competition includes hundreds of companies located throughout the world, some of whom have advantages over us in terms of labor and component costs, and some of whom may offer products comparable in quality to ours.  Many of our competitors, including Power-One, Emerson (Astec) Technologies, Inc., Lambda Electronics, and Mean-Well Power Supplies, have substantially greater fiscal and marketing resources and geographic presence than we do.  If we are successful in increasing our revenues, competitors may notice and increase competition with our customers.  We also face competition from current and prospective customers who may decide to design and manufacture internally power supplies needed for their products.  Furthermore, certain larger OEMs tend to contract only with larger power supply manufacturers.

In April 2008, Telkoor, one of our major shareholders and strategic suppliers, signed a “Private Label” agreement with Murata Power Solutions in Canada to sell Telkoor’s products under the Murata brand name. This agreement positions Murata as a direct competitor of ours with respect to the sale of Telkoor’s products in North America.

We anticipate that with the current economic downturn, additional competitors may enter into strategic alliances or even acquisitions.  Competition could thus become more problematic if consolidation trends in the electronics industry continue and some of the OEMs to whom we sell our products are acquired by larger OEMs.  To remain competitive, we must continue to compete favorably on the basis of value by providing reliable manufacturing, offering customer-driven engineering services including custom design and manufacturing, continuously improving quality and reliability levels, and offering flexible and reliable delivery schedules.

We believe that our power system solutions and advanced product design have significant advantages in the power supply solutions market because they have higher efficiency and high power density, or power-to-volume ratio, which make them smaller than the solutions offered by our competitors and can thus fit well in numerous custom environments in compliance with our customers’ requirements.

Another advantage of our power system solutions product line is based on the “Flexible” series that employs adjustable power range of product design.  We believe we have a competitive position with our targeted customers who need a high-quality, compact product, which can be readily modified to meet the customer’s unique requirements.  We have designed the base model power system platform so that it can be quickly and economically modified and adapted to the specific power needs of any hosting platform or OEM.  This “flexibility” approach has allowed us to provide samples of modified power systems to OEM customers in only a few days after initial consultation, an important capability given the emphasis placed by OEMs on “time to market.” It also results in very low non recurring engineering (“NRE”) expenses.  Because of reduced NRE expenses, we do not generally charge our OEM customers for NRE related to tailoring a power system to a customer’s specific requirements.  We believe this gives us an advantage over our competitors, many of whom do charge their customers for NRE expenses.

Raw Materials

The raw materials for power supplies principally consist of electronic components.  These raw materials are available from a variety of sources, and we are not dependent on any one supplier.  We generally allow our subcontractors to purchase components based on orders received or forecasts to minimize our risk of unusable inventory.  To the extent necessary, we may allow them to procure materials prior to orders received to obtain shorter lead times and to achieve quantity discounts following a risk assessment.  In addition, we have decided to directly procure certain long lead-time electronic components in an effort to reduce our lead-time.

Because of the global recession, many raw material vendors have reduced capacities, closed production lines and, in some cases, even discontinued their operations. As a result, there is a global shortage of certain electronic components, which has extended our production lead-time and our production costs.  For example, in some cases, finished goods that used to be available in 12 weeks for a production purchase order are now available only after 22 weeks.  Also, some materials are no longer available to support some of our products, thereby requiring us to search for cross materials or, even worse, redesign some of our products to support currently-available materials.

Intellectual Property

We rely upon a combination of trade secrets, industry expertise, confidential procedures, and contractual provisions to protect our intellectual property.  We believe that because our products are continually updated and revised, obtaining patents would be costly and not beneficial. However, in the future, as we continue to develop unique core technology, we may seek to obtain patents for some of the core technology.  On July 8, 2004, our trademark, “DP Digital Power – Powering Your Technologies,” was registered with the United States Patent and Trademark Office.

Employees

As of December 31, 2009, we had 33 employees located in the United States and the United Kingdom, of whom six were engaged in engineering and product development, nine in sales and marketing, eleven in general operations and seven in general administration and finance.  All but five of these employees are employed on a full-time basis.  None of our employees are currently represented by a trade union. We consider our relations with our employees to be good.

ITEM 1A.	RISK FACTORS.

The risk factors listed in this section provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Readers should be aware that the occurrence of any of the events described in these risk factors could have a material adverse effect on our business, results of operations and financial condition. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

We experienced an operating loss and a net loss during the year ended December 31, 2009, we have historically experienced net losses and we may experience net losses in the future.

For the year ended December 31, 2009, we had an operating loss of $102,000 and net loss of $148,000, compared to an operating income of $391,000 and net income of $558,000for the year ended December 31, 2008.  Although we have actively taken steps to reduce our costs, we may continue to incur operating and net losses in the future until we increase revenues by selling current and custom design products, transitioning to production stage of our custom design products and decreasing manufacturing costs through a greater use of contract manufacturers in Asia and other strategic locations.

We depend on Telkoor to design and manufacture some of our products.

We depend on Telkoor, our largest shareholder and one of our third party subcontractors, for design and manufacturing capabilities for some of the products that we sell. If Telkoor is unable or unwilling to continue designing or manufacturing our products in required volumes and with a certain level of quality on a timely basis, that could lead to loss of sales and adversely affect our operating results and cash position. We also depend on Telkoor's intellectual property and ability to transfer production to third party manufacturers. Failure to obtain new products in a timely manner or delay in delivery of product to customers will have an adverse effect on our ability to meet our customers’ expectations.  In addition, we operate in highly competitive markets where our ability to sell Telkoor’s products could be adversely affected by Telkoor’s agreements with other companies, long lead-times and the high cost of Telkoor’s products.  In April 2008, for example, Telkoor signed a “Private Label” agreement with Murata Power Solutions in Canada to sell Telkoor’s products under the Murata brand name, which agreement positions Murata as a direct competitor of ours with respect to the sale of Telkoor’s products in North America.  Also, in 2009, Telkoor’s manufacturing lead-times increased, which has hindered our ability to respond to our customers’ needs.  Telkoor’s principal offices, research and development and manufacturing facilities are located in Israel. Political, economic, and military conditions in Israel directly affect Telkoor’s operations.  We are also dependent upon Telkoor’s terms and conditions with its contract manufacturers for some of our products, which terms and conditions may not always be in our best interest.

We are dependent upon our ability, and our contract manufacturers’ ability, to timely procure electronic components.

Because of the global recession, many raw material vendors have reduced capacities, closed production lines and, in some cases, even discontinued their operations. As a result, there is a global shortage of certain electronic components, which has extended our production lead-time and our production costs.  For example, in some cases, finished goods that used to be available in 12 weeks for a production purchase order are now available only after 22 weeks.  Also, some materials are no longer available to support some of our products, thereby requiring us to search for cross materials or, even worse, redesign some of our products to support currently-available materials.  Such redesign efforts may require certain regulatory and safety agency re-submittals, which may cause further production delays.  While we have initiated actions that we believe will limit our exposure to such problems, the dynamic business conditions in many of our markets may challenge the solutions that have been put in place, and issues may recur in the future.

In addition, some of our products are manufactured, assembled and tested by third party subcontractors and contract manufacturers located in Asia. While we have had relationships with many of these third parties in the past, we cannot predict how or whether these relationships will continue in the future. In addition, changes in management, financial viability, manufacturing demand or capacity, or other factors, at these third parties could hurt our ability to have our products manufactured.

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

We have also implemented a series of initiatives designed to increase efficiency and reduce costs.  While we believe that these actions will reduce costs, they may not be sufficient to achieve the required operational efficiencies that will enable us to respond more quickly to changes in the market or result in the improvements in our business that we anticipate. In such event, we may be forced to take additional cost-reducing initiatives, which may negatively impact quarterly earnings and profitability as we account for severance and other related costs. In addition, there is the risk that such measures could have long-term adverse effects on our business by reducing our pool of talent, decreasing or slowing improvements in our products or services, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our solutions increases and limiting our ability to hire and retain key personnel. These circumstances could cause our earnings to be lower than they otherwise might be.

If our new custom products development efforts fail to result in products that meet our customers’ needs, or if our customers fail to accept our new products, our revenues will be adversely affected.

We have recently introduced a new strategy of developing multiple custom product designs. The commercial success of this new technology will depend on a number of factors, including the successful development of the custom products, our ability to meet customer requirements, our ability to meet all product criteria, successful transition from development stage to production stage, our ability to meet product cost targets generating acceptable margins, timely remediation of product performance issues, if any, identified during testing, product performance at customer locations, differentiation of our product from our competitors’ products, and management of customer expectations concerning product capabilities and life cycles.  If we fail to accomplish all of the above, our business could be materially and adversely affected.

We are dependent upon our ability to attract, retain and motivate our key personnel.

Our success depends on our ability to attract, retain and motivate our key management personnel, including, but not limited to, our CEO and CFO, sales force, and key engineers, necessary to implement our business plan and to grow our business. Despite the adverse economic conditions at this time, and occurring over the past several years, competition for certain specific technical and management skill sets is intense. If we are unable to identify and hire the personnel that we need to succeed, or if one or more of our present key employees were to cease to be associated with us, our future results could be adversely affected.

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

Since we do not own significant manufacturing facilities, we must rely on, and will continue to rely on, a limited number of subcontract manufacturers to manufacture our power supply products. Our reliance upon such subcontract manufacturers involves several risks, including reduced control over manufacturing costs, delivery times, reliability and quality of components, unfavorable currency exchange fluctuations, and continued inflationary pressures on many of the raw materials used in the manufacturing of our power supply products. If we were to encounter a shortage of key manufacturing components from limited sources of supply, or experience manufacturing delays caused by reduced manufacturing capacity, inability of our subcontract manufacturers to procure raw materials, the loss of key assembly subcontractors, difficulties associated with the transition to our new subcontract manufacturers or other factors, we could experience lost revenues, increased costs, and delays in, or cancellations or rescheduling of, orders or shipments, any of which would materially harm our business.

We outsource, and are dependent upon developer partners for, the development of some of our custom design products.

We made an operational decision to outsource some of our custom design products to numerous developer partners. This business structure will remain in place until the custom design volume justifies expanding our in house capabilities. Incomplete product designs that do not fully comply with the customer specifications and requirements might affect our ability to transition to a volume production stage of the custom designed product where the revenue goals are dependent on the high volume of custom product production. Furthermore, we rely on the design partners’ ability to provide high quality prototypes of the designed product for our customer approval as a critical stage to approve production.

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

The power supply industry, and the electronics industry as a whole, can be subject to business cycles.  During periods of growth and high demand for our products, we may not have adequate supplies of inventory on hand to satisfy our customers' needs. Furthermore, during these periods of growth, our suppliers may also experience high demand and, therefore, may not have adequate levels of the components and other materials that we require to build products so that we can meet our customers' needs. Our inability to secure sufficient components to build products for our customers could negatively impact our sales and operating results. We may choose to mitigate this risk by increasing the levels of inventory for certain key components. Increased inventory levels can increase the potential risk for excess and obsolescence should our forecasts fail to materialize or if there are negative factors impacting our customers’ end markets. If we purchase too much inventory or the wrong inventory, we may have to record additional inventory reserves or write-off the inventory, which could have a material adverse effect on our gross margins and on our results of operations.

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

Failure of our information technology infrastructure to operate effectively could adversely affect our business.

We depend heavily on information technology infrastructure to achieve our business objectives. If a problem occurs that impairs this infrastructure, the resulting disruption could impede our ability to record or process orders, manufacture and ship in a timely manner, or otherwise carry on business in the normal course. Any such events could cause us to lose customers or revenue and could require us to incur significant expense to remediate.

We are subject to certain governmental regulatory restrictions relating to our international sales.

Some of our products are subject to ITAR rules, which are administered by the U.S. Department of State. ITAR controls not only the export, import and trade of certain products specifically designed, modified, configured or adapted for military systems, but also the export of related technical data and defense services as well as foreign production.  Any delays in obtaining the required export, import or trade licenses for products subject to ITAR rules could have a materially adverse effect on our business, financial condition, and/or operating results.  In addition, changes in United States export and import laws that require us to obtain additional export and import licenses or delays in obtaining export or import licenses currently being sought could cause significant shipment delays and, if such delays are too great, could result in the cancellation of orders. Any future restrictions or charges imposed by the United States or any other country on our international sales or foreign subsidiary could have a materially adverse effect on our business, financial condition, and/or operating results. In addition, from time to time, we have entered into contracts with the Israeli Ministry of Defense which were funded with monies subject to, and we therefore were required to comply with the regulations governing, the U.S. Foreign Military Financing program.  Any such future sales would be subject to such regulations.

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

Sales to customers outside of North America accounted for 50.8% of net revenues in the year ended December 31, 2009 and for 55.7% of net revenues in the year ended December 31, 2008, and we expect that international sales will continue to represent a material portion of our total revenues. International sales are subject to the risks of international business operations as described above, as well as generally longer payment cycles, greater difficulty collecting accounts receivable, and currency restrictions.  In addition, DPL, our wholly-owned foreign subsidiary in the United Kingdom, supports our European and other international customers, distributors, and sales representatives, and therefore is also subject to local regulation.  International sales are also subject to the export laws and regulations of the United States and other countries.

If our accounting controls and procedures are circumvented or otherwise fail to achieve their intended purposes, our business could be seriously harmed.

We evaluate our disclosure controls and procedures as of the end of each fiscal quarter, and are annually reviewing and evaluating our internal control over financial reporting in order to comply with Securities and Exchange Commission (“SEC”) rules relating to internal control over financial reporting adopted pursuant to the Sarbanes-Oxley Act of 2002. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain effective internal control over financial reporting or our management does not timely assess the adequacy of such internal control, we may be subject to regulatory sanctions, and our reputation may decline.

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

Many of our products consist entirely or partly of proprietary technology owned by us. Although we seek to protect our technology through a combination of copyrights, trade secret laws and contractual obligations, these protections may not be sufficient to prevent the wrongful appropriation of our intellectual property, nor will they prevent our competitors from independently developing technologies that are substantially equivalent or superior to our proprietary technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. In order to defend our proprietary rights in the technology utilized in our products from third party infringement, we may be required to institute legal proceedings, which would be costly and would divert our resources from the development of our business.  If we are unable to successfully assert and defend our proprietary rights in the technology utilized in our products, our future results could be adversely affected.

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

Our common stock price is volatile.

Our common stock is listed on the NYSE Amex and is thinly traded.  In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects.  The exercise of outstanding options and warrants may adversely affect our stock price and a shareholder’s percentage of ownership.  As of December 31, 2009, we have outstanding options to purchase an aggregate of 598,990 shares of common stock, with a weighted average exercise price of $0.98 per share, exercisable at prices ranging from $0.48 to $3.03 per share.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	DESCRIPTION OF PROPERTY.

Our headquarters are located in 6,553 square feet of leased office, engineering, and development space in Fremont, California.  This lease (the “Lease”) commenced on October 1, 2007 and expires on November 30, 2012.  The annual base rent under the Lease, payable on a monthly basis, increases during the term of the Lease from approximately $68,000 during the first year to approximately $74,000 during the final year; our current rent under the Lease is $5,707 per month.  The Lease also provides for one option to renew for a term of five years.

On February 1, 2010, we entered into a first amendment to the Lease (the “First Amendment”), effective March 1, 2010, for the lease of an additional 6,554 square feet of office space.  The annual base rent for the expansion space under the First Amendment, payable on a monthly basis, also increases during the term of the First Amendment from approximately $45,615 during the first year to approximately $47,647 during the final year.  Our currently monthly rent under the First Amendment is $3,877, and our current monthly rent under both the Lease and the First Amendment is $9,585.  The expiration date under the First Amendment remains November 30, 2012, but the option to renew for a term of five years has been reduced to one year.

We currently anticipate that the current leased space will be sufficient to support our current and foreseen future needs.

Our wholly-owned subsidiary, DPL, leases a 25,000 square foot facility in Salisbury, United Kingdom, where it designs, develops, manufactures, markets and distributes commercial and military power products for the European market. Sales and service support staff for its European network of distributors are located within the building together with other functions, such as engineering and administration.  DPL’s rent expense is approximately $13,000 per month.  Although the lease expired on September 26, 2009, DPL continues to occupy the facility for business purposes, and, since the building owner did not give notice of termination before the expiration of the lease, DPL’s right to occupancy automatically continues.  The building owner has confirmed DPL’s tenancy until April 2010.

The lease included certain repairing covenants, such as the requirement to redecorate and to generally keep in good repair both internal and external fabric of the building during the term of the lease.  DPL believes that it met all of its obligations under the lease.  DPL intends to enter into a new lease; it has already received an offer of a new lease from the building owner and is currently in negotiations with the building owner to finalize the terms of such new lease.

In the unlikely event that the lease is not renewed, we believe that the only potential adverse consequence on DPL’s future financial position, results of operations and cash flows would be the disruption of the business while alternative premises were sought and relocation was made, along with the costs associated with such search for new premises and relocation.  However, we believe that such potential adverse consequences are unlikely since DPL is currently in the process of renewing the lease.

ITEM 3.	LEGAL PROCEEDINGS.

Not applicable.

ITEM 4.	RESERVED.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS ANDISSUER PURCHASES OF EQUITY SECURITIES.

(a)           Market Information.

Our common stock is listed and traded on the NYSE Amex under the symbol DPW.  The following tables set forth the high and low closing sale prices, as reported by NYSE Amex, for our common stock for the prior two fiscal years.

Quarter Ended	High	Low
12/31/2009	$1.48	$1.18
09/30/2009	2.64	1.44
06/30/2009	2.36	0.95
03/31/2009	1.12	0.75

12/31/2008	$0.95	$0.50
09/30/2008	1.00	0.70
06/30/2008	1.65	0.85
03/31/2008	1.41	0.90

The last reported sale price of our common stock on the NYSE Amex on March 18, 2010 was $1.28 per share.

(b)          Holders

As of March 1, 2010, there was an aggregate of 6,626,468 shares of our common stock outstanding, held by approximately 72 holders of record.

(c)          Dividends

We have not declared or paid any cash dividends since our inception, and we do not intend to pay any cash dividends in the foreseeable future.  The declaration of dividends in the future, if any, will be at the discretion of our Board of Directors (the “Board”) and will depend upon our earnings, capital requirements, and financial position.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

We are a solution-driven organization that designs, develops, manufactures and markets high-grade, customized and flexible power solutions for demanding applications in the medical, military, telecom, and industrial markets. Our products serve global markets worldwide.  Revenues are generated from selling products to our customers directly by our sales force and through manufacturing representatives and distributors.

During the year ended December 31, 2009, sales of our products decreased significantly from the prior year.  We intend to remain an innovative leader in the development of cutting-edge custom power solutions, high-grade, high density, modular power systems and rugged power solutions to meet harsh and extreme environmental requirements. We also intend to continue to pursue our strategy to reduce production costs and deliver high quality products in a timely manner through production agreements with numerous contract manufacturers in Asia.  Our revenues have decreased and are not sufficient to offset our expenses, and we may be subject to net losses in a given quarter.  However, we believe that our cash will be sufficient to fund any such losses for at least 12 months.

Foreign Currency Fluctuations

Our wholly-owned subsidiary, DPL, operates using the United Kingdom pound sterling.  Therefore, we are subject to monetary fluctuations between the U.S. dollar and the United Kingdom pound sterling.  For the year ended December 31, 2008, we recorded a foreign currency translation loss of $737,000 in Other Comprehensive Income (Loss) in shareholders’ equity.  For the year ended December 31, 2009, we recorded foreign currency translation income of $186,000.

Results of Operations

The table below sets forth certain statements of operations data as a percentage of revenues for the years ended December 31, 2009 and 2008:

	Years Ended December 31,
	2009	2008
Revenues	100.00%	100.00%
Cost of revenues	65.23	68.42
Gross profit	34.77	29.61
Engineering and product development	6.42	5.23
Sales and marketing	13.23	8.73
General and administrative	16.30	12.36
Total operating expenses	35.95	26.32
Operating income (loss)	(1.18)	3.29
Financial income (expenses)	(0.17)	1.17
Income before tax benefit	(1.35)	4.45
Tax benefit (expenses)	(0.36)	0.24
Net income (loss)	(1.71)%	4.69%

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

Year Ended December 31, 2009, Compared to Year Ended December 31, 2008

Revenues

For the year ended December 31, 2009, revenues decreased by 27.2% to $8,659,000 from $11,900,000 for the year ended December 31, 2008.  The decrease in revenues is mainly due to a decline in sales of our standard commercial products as a result of the global economic recession, as described below.

 Revenues derived from our defense products for the year ended December 31, 2009 were $2,893,000, a decrease of 7% from revenues of $3,113,000 from defense products for the year ended December 31, 2008.  Revenues derived from our commercial products for the year ended December 31, 2009 decreased by 34.4% to $5,766,000 from $8,787,000 for the year ended December 31, 2008.  The decrease in commercial product revenue in 2009 resulted primarily from the decline in sales of our standard commercial products as a result of the global economic recession.

Revenues from our domestic operations decreased by 24.1% to $4,257,000 for the year ended December 31, 2009 from $5,611,000 for the year ended December 31, 2008. The decrease in product revenues is mainly attributed to a decrease in sales of our standard commercial products.

 Revenues from our European operations (Gresham) decreased by 30.0% to $4,402,000 for the year ended December 31, 2009 from $6,289,000 for the year ended December 31, 2008.  The decrease in revenues from Gresham in 2009 is due to a decline in commercial product revenues resulting primarily from the global recession.

Gross Margins

Gross margins were 34.8% for the year ended December 31, 2009, compared to 29.6% for the year ended December 31, 2008.  The higher gross margins in 2009 were primarily attributable to the continued outsourcing of our production to contract manufacturers in Asia, cost reductions and variations in our product mix.  We believe that some of our business may be of a seasonal nature and that it most likely will not signify similar increases in gross margin in the future.

Engineering and Product Development

Engineering and product development expenses were 6.4% of revenues for the year ended December 31, 2009, compared to 5.2% for the year ended December 31, 2008.  Actual dollar expenditures decreased by $66,000, to $556,000 in 2009 from $622,000 in 2008.  The decrease was primarily due to a temporary decrease in salary expenses.

Selling and Marketing

Selling and marketing expenses were 13.2% of revenues for the year ended December 31, 2009, compared to 8.7% of revenues for the year ended December 31, 2008.  Actual dollar expenditures increased by $107,000, to $1,146,000 in 2009 from $1,039,000 in 2008, mainly due to increase in salary expenses related to increase of sales force headcount and other marketing expenses.

General and Administrative

General and administrative expenses were 16.3% of revenues for the year ended December 31, 2009, compared to 12.4% for the year ended December 31, 2008.   In actual dollars, general and administrative expenses decreased by $60,000, to $1,411,000 in 2009 from $1,471,000 in 2008. The decrease in 2009 was primarily due to a temporary decrease in salary related expenses.

Financial expenses, Net

Net financial expenses was $15,000 for the year ended December 31, 2009, compared to net financial income of $139,000 for the year ended December 31, 2008.  From time to time, we enter into forward contracts to hedge certain sales transactions which are denominated in foreign currencies. The change in financial results was due to foreign currency fluctuations during the respective periods and changes in the fair value of forward contracts.

Net loss

The net loss for the year ended December 31, 2009 was $148,000, compared to a net income of $558,000, for the year ended December 31, 2008. The loss for the year ended December 31, 2009 is due primarily to the slowdown in the global economy which resulted in a significant decrease in our revenues.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported assets, liabilities, sales, and expenses in the accompanying consolidated financial statements.  Critical accounting policies are those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain.  The following are considered our most critical accounting policies that, under different conditions or using different assumption or estimates, could show materially different results on our financial condition and results of operations.

Revenue Recognition

Revenue from product sales is recognized in accordance with the provisions of Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements”.  We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred (when risk of loss and title have transferred to the customer), the sale price is fixed or determinable and collection is reasonably assured.

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

Revenue on shipments to distributors and resellers is recognized on delivery. Generally, we do not grant a right of return. However, allowances are provided for stock rotation rights that are granted to distributors in accordance with their respective arrangements.

Inventory Obsolescence Accruals

We periodically assess our inventory valuation by reviewing revenue forecasts and technological obsolescence.  We write down the value of obsolete or unmarketable inventory to the estimated net realizable value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

During 2009 and 2008, we recorded inventory write-offs of $38,000 and $235,000, respectively.

Allowance for Doubtful Accounts

Our accounts receivable are derived from sales to customers located primarily in the U.S. and Europe.  We perform ongoing credit evaluations of our customers’ financial condition and currently require no collateral from our customers.  An allowance for doubtful accounts for estimated losses is maintained in anticipation of the inability of customers to make required payments. The allowance for doubtful accounts as of December 31, 2009 and 2008 was $127,000 and $124,000, respectively. When we become aware that a specific customer is unable to meet its financial obligations, such as the result of bankruptcy or deterioration of the customer’s operating results or financial position, we record a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance.  We are not able to predict changes in the financial condition of customers, and if the condition or circumstances of our customers deteriorates, estimates of the recoverability of trade receivables could be materially affected and we may be required to record additional allowances.  Alternatively, if our estimates are determined to be greater than the actual amounts necessary, we may decrease a portion of such allowance in future periods based on actual collection experience.

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

The Company estimates the fair value of stock options granted under ASC 718 using the Black-Scholes option-pricing model, which uses the following assumption:

Expected volatility is based on historical volatility, which is representative of future volatility over the expected term of the options. The expected term of options granted was determined based on the simplified method, which is calculated as the midpoint between the vesting date and the end of the contractual term of the option. The risk free interest rate is based on the yield of U.S Treasury bonds with equivalent terms. The dividend yield is based on the Company's historical and future expectation of dividends payouts. The Company has not paid cash dividends historically and has no plans to pay cash dividends in the foreseeable future.

Liquidity and Capital Resources

On December 31, 2009, we had cash, cash equivalents, and restricted cash of $3,051,000, and working capital of $3,487,000.  This compares to cash, cash equivalents, and restricted cash of $2,552,000 and working capital of $3,412,000 on December 31, 2008. The increase in working capital in 2009 is mainly due to an increase in cash and cash equivalents, an increase in other accounts receivable and a decrease in accounts payable and related parties-trade payables, offset partially by a decrease in inventory, a decrease in accounts receivable and an increase in advances from customers and deferred revenue.

Net cash provided by operating activities was $449,000 for the year ended December 31, 2009, compared to $1,444,000 in cash provided by operating activities for the year ended December 31, 2008.  The decrease in cash provided by operating activities in 2009 was mainly due to a net loss of $148,000 in 2009 and a decrease in accounts payable and related parties-trade payables, offset by a decrease in inventories and an increase in advances from customers and deferred revenue.

Net cash used in investing activities was $59,000 for the year ended December 31, 2009, compared to $79,000 in cash used in investing activities for the year ended December 31, 2008.  The decrease in cash used in investing activities in 2009 was mainly due to reduced purchases of property and equipment during 2009 and a decrease in a short-term deposit investment.

Net cash provided by financing activities in the year ended December 31, 2009 was $12,000. Cash provided by financing activities in 2009 was due to proceeds from the exercise of options. No cash was provided by financing activities in the year ended December 31, 2008.

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

The financial statements required by this Item 8 are included in this Annual Report following Item 15 hereof.  As a smaller reporting company, we are not required to provide supplementary financial information.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTINGAND FINANCIAL DISCLOSURE.

None.

ITEM9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2009, we have carried out an evaluation, under the supervision of, and with the participation of, our management, including our Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of our controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) were effective as of the end of the period covered by the report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management has concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Evaluation of Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the positions and offices presently held by each of our current directors and executive officers and their ages:

Name	Age	Positions Held
Amos Kohn	50	President, Chief Executive officer and Director
Ben-Zion Diamant	60	Chairman of the Board and Director
Israel Levi	70	Director (1)
Yeheskel Manea	65	Director (1)
Terry Steinberg	55	Director (1)
Assaf (Assi) Itshayek	38	Chief Financial Officer
(1)           Member of the Audit and Compensation Committees.

Each of the directors named above will serve until the next annual meeting of our shareholders or until his respective successor is elected and qualified.   Subject to the terms of applicable employment agreements, our executive officers serve at the discretion of our Board.

Amos Kohn

Amos Kohn has served as a member of our Board of Directors since 2003 and as our President and Chief Executive Officer since June 2008. Mr. Kohn’s extensive executive-level management experience includes more than 20 years in convergence technology development, business management, corporate operations, and product management for diverse industries, including telecommunications, cable television, broadcast, and wireless platform solutions. His background includes serving as the Chief Executive Officer of TechLead, a company specializing in professional services and consulting services to telecommunications, cable television, broadcast, OTT, CDN and wireless industries (since 2003); Vice President of Business Development at Scopus Video Networks, Inc., a Princeton, New Jersey company which develops, markets and supports digital video networking products (2006 through 2007); Senior Vice President of Solutions Engineering at ICTV Inc., a leading provider of network-based streaming media technology solutions for digital video streaming and web-driven programming, located in Los Gatos, California (2003 through 2006); Chief Architect at Liberate Technologies, a software company located in San Carlos, California, which specializes in telecommunications technologies for advanced media processing (2000 through 2003); and Senior Vice President of Engineering and Technology at Golden Channel, the largest cable television multiple-systems operator (MSO) in Israel, where he had executive responsibility for developing and implementing the entire nationwide cable TV system (1989 through 2000). Mr. Kohn holds a degree in Electrical and Electronics Engineering and is named as an inventor of several United States and international patents.  We believe that Mr. Kohn’s extensive executive-level management experience in the telecommunications, cable television, broadcast and wireless platform solutions industries, as well as his service on our Board since 2003, give him the qualifications and skills to serve as one of our directors.

Ben-Zion Diamant

Ben-Zion Diamant has served as a member of our Board of Directors and has been Chairman of our Board since 2001. From March 2008 through July 2008, he also served as our Interim President and Chief Executive Officer. He has served as Chief Executive Officer of Telkoor Telecom Ltd. since August 2008; from 1994 through July 2008, he served as Chairman of the Board of Directors of Telkoor. From 1992 through 1994, he was a partner and business development manager at Phascom, and from 1989 to 1992, he was a partner and manager at Rotel Communication. Mr. Diamant holds a B.A. degree in political science from Bar-Ilan University.  We believe that Mr. Diamant’s business development and executive-level experience, as well as his service as Chairman of our Board since 2001, give him the qualifications and skills to serve as one of our directors.

Israel Levi

Israel Levi has served as a member of our Board of Directors since July 2008.  From 1989 to 2007, Mr. Levi served as an officer and held senior management positions, including Senior Vice President of Worldwide Operations, Senior Vice President of Systems and Technology and Senior Vice President of Research and Development, with Harmonic, Inc., a Sunnyvale, California-based provider of video delivery solutions to cable, satellite, telco, terrestrial, and wireless operators worldwide.  Mr. Levi led numerous industry-first product and technology developments applied to analog/digital video and data transmission over HFC (hybrid fiber coax) networks; among those developments are the first Fiber Node, the first DWDM (Dense Wavelength Division Multiplexing), SCM (Sub Carrier Multiplexed) Transmitter and Digitized Return Path Transceiver, all of which gained wide industry acceptance and helped build the broadband infrastructure for the transmission of voice, video and data over cable.  Mr. Levi holds a Master’s Degree in Electrical Engineering and is named as an inventor on five patents.  We believe that Mr. Levi’s executive-level experience, his spearheading of industry-first products and technology developments that have helped build the broadband infrastructure and his service on our Board since 2008, give him the qualifications and skills to serve as one of our directors.

Yeheskel Manea

Yeheskel Manea has served as a member of our Board of Directors since 2002.  Since 1996, Mr. Manea has been a Branch Manager of Bank Hapoalim, one of the leading banks in Israel; he has been employed with Bank Hapoalim since 1972.  He holds a Bachelor of Arts degree in Economy and Business Administration from Ferris College, University of Michigan.  We believe that Mr. Manea’s extensive experience in the banking industry, as well as his service on our Board since 2002, give him the qualifications and skills to serve as one of our directors.

Terry Steinberg

Terry Steinberg has served as a member of our Board of Directors since November 2008.  He has extensive experience in high-growth enterprises, directing expansion efforts organically as well as through mergers and acquisitions, with significant international expertise. Since 2003, Mr. Steinberg has served as Executive Vice President of Provengo, LLC, an Oceanside, New York-based company focusing on synchronizing and streamlining the procurement process for its Department of Defense customers.  He was the Executive Vice President of SpiderFuel, Inc., an e-business enablement software company located in New York, from 2001 to 2003, where he designed and implemented business development and roll-up acquisition strategies.  From 1999 to 2001, he served as Executive Vice President, and then President, of FotoLinks, LLC, an online photo-sharing, e-commerce based website company in New York, where he directed the company’s business development and financings, including the acquisition of a digital imaging software developer and value-added reseller.  Mr. Steinberg was President and Chief Executive Officer of PC Etcetera, Inc. (later merged with Sivan, an Israeli-based high-tech vocational training company, and renamed “Mentortech, Inc.”), an international provider of high quality personal computer training services to Fortune 1000 companies, from 1985 to 1999.  He received a Bachelor of Science Degree in Applied Mathematics/Computer Science and a Master of Business Administration in Finance from McGill University.  We believe that Mr. Steinberg’s executive-level experience, his experience in the areas of business consultation, corporate finance and mergers and acquisitions and his service on our Board since 2008, give him the qualifications and skills to serve as one of our directors.

Assaf (Assi) Itshayek

Assaf (Assi) Itshayek has served as our Chief Financial Officer since January 2010.  Mr. Itshayek was formerly our Vice President of Finance, which position he held since joining the Company in June 2009.  Prior to joining the Company, Mr. Itshayek was a Corporate Controller at Metalink Ltd. in Israel, a NASDAQ listed company, from 2006 through 2008, where, among other things, he prepared financial statements in conformity with United States Generally Accepted Accounting Principles (“U.S. GAAP”).  Prior to that, he was a Senior Audit Manager at Deloitte Brightman Almagor & Co. Certified Public Accountants in Israel from 2005 through 2006, where, among other things, he managed and audited high-tech and industrial companies, and prepared financial statements in conformity with U.S. GAAP.  Mr. Itshayaek earned a Master of Business Administration in Financial Management from Tel Aviv University in 2007, he earned a Bachelor of Arts in Business Administration and Accountancy from The College for Management in 1999 and he is currently a licensed Certified Public Accountant in Israel.

Family Relationships

Two of Mr. Manea's children are married to two of Mr. Diamant's children. Mr. Diamant’s son, Ran Diamant, who is also Mr. Manea’s son-in-law, serves as the Corporate Secretary and Controller of Telkoor Power Supplies Ltd., a key supplier to Digital Power and a wholly-owned subsidiary of our largest shareholder, Telkoor. Other than those relationships, there are no family relationships among any of our directors or executive officers.

Board and Committee Membership

Our Board is currently composed of five members and maintains the following three standing committees: (1) the Audit Committee; (2) the Compensation Committee; and (3) the Nominating and Governance Committee. The membership and the function of each of the committees are described below. Our Board may, from time to time, establish a new committee or dissolve an existing committee depending on the circumstances. Current copies of the charters for the Audit Committee, the Compensation Committee and the Nominating and Governance Committee can be found on our website at www.digipwr.com.

Audit Committee

Messrs. Manea, Levi and Steinberg currently comprise the Audit Committee of our Board.  Our Board has determined that each of the current members of the Audit Committee satisfies the requirements for independence and financial literacy under the standards of the SEC and the NYSE Amex. Our Board has also determined that Mr. Manea qualifies as an “audit committee financial expert” as defined in SEC regulations and satisfies the financial sophistication requirements set forth in the NYSE Amex Rules.

The Audit Committee is responsible for, among other things, selecting and hiring our independent auditors, and approving the audit and pre-approving any non-audit services to be performed by our independent auditors; reviewing the scope of the annual audit undertaken by our independent auditors and the progress and results of their work; reviewing our financial statements, internal accounting and auditing procedures, and corporate programs to ensure compliance with applicable laws; and reviewing the services performed by our independent auditors to determine if the services rendered are compatible with maintaining the independent auditors’ impartial opinion.

Compensation Committee

Messrs. Manea, Levi and Steinberg currently comprise the Compensation Committee of our Board.  Our Board has determined that each of the current members of the Compensation Committee meets the requirements for independence under the standards of the SEC and the NYSE Amex.

The Compensation Committee is responsible for, among other things, reviewing and approving executive compensation policies and practices; reviewing and approving salaries, bonuses and other benefits paid to our officers, including our Chief Executive Officer and Chief Financial Officer; and administering our stock option plans and other benefit plans.

Nominating and Governance Committee

Messrs. Manea, Levi and Steinberg currently comprise the Nominating and Governance Committee of our Board.  Our Board has determined that each of the current members of the Nominating and Governance Committee meets the requirements for independence under the standards of the SEC and the NYSE Amex.

The Nominating and Governance Committee is responsible for, among other things, assisting our Board in identifying prospective director nominees and recommending nominees for each annual meeting of shareholders to the Board; developing and recommending governance principles applicable to our Board; overseeing the evaluation of our Board and management; and recommending potential members for each Board committee to our Board.

The Nominating and Governance Committee considers diversity when identifying Board candidates.  In particular, it considers such criteria as a candidate’s broad-based business and professional skills, experiences and global business and social perspective.

In addition, the Committee seeks directors who exhibit personal integrity and a concern for the long-term interests of shareholders, as well as those who have time available to devote to Board activities and to enhancing their knowledge of the power-supply industry.  Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than ten percent of a registered class of our equity securities to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC.  Executive officers, directors and 10% shareholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file.  Based solely upon our review of Forms 3, 4 and 5 received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2009, all such filing requirements applicable to our officers, directors and ten percent shareholders were fulfilled.

Code of Ethics

We have adopted the Code of Ethical Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer, controller or person performing similar functions (collectively, the “Financial Managers”). The Code of Ethical Conduct is designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. The full text of our Code of Ethical Conduct is published on our website at www.digipwr.com .  We will disclose any substantive amendments to the Code of Ethical Conduct or any waivers, explicit or implicit, from a provision of the Code on our website or in a current report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned in all capacities during the fiscal years ended December 31, 2009 and 2008, by our (i) Chief Executive Officer and (ii) executive officers, other than the Chief Executive Officer, whose salaries for the 2009 fiscal year as determined by Regulation S-K, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total Compensation ($)

Amos Kohn	2009	$173,350	-	-	$17,951	-	-	$20,031	$216,030
Chief Executive
Officer (1) (2)	2008	$101,250	-	-	$5,216	-	-	$13,758	$159,336

 (1) The amounts in “All Other Compensation” consist primarily of health insurance benefits, and also include long-term and short-term disability insurance benefits.

(2) Mr. Kohn became our President and Chief Executive Officer in June 2008.  Prior to that date, he had served as a non-employee member of our Board since 2003.  The 2009 compensation set forth above for Mr. Kohn includes consulting fees of approximately $4,698 paid to TechLead, a company for which Mr. Kohn serves as CEO.  Mr. Kohn’s 2008 compensation includes compensation for serving as a non-employee member of our Board through May 2008, composed of $4,167 in cash and options to purchase an aggregate of 40,000 shares of our common stock, and includes consulting fees of approximately $39,112 paid to TechLead.

Director Compensation

Independent directors receive $10,000 annually for serving on our Board. The director designated by the Board as the Audit Committee financial expert receives an additional annual fee of $5,000 for serving as the financial expert.

Upon joining our Board, each independent director also receives a grant of an option under our 2002 Digital Power Incentive Share Option Plan to purchase 10,000 shares of our common stock. In addition, subject to Board approval, each independent director may be granted, on an annual basis, an option to purchase an additional 10,000 shares of our common stock. Options vest over a four-year period, 25% per year. Each option has an exercise price equal to the fair market value of our common stock on the grant date and a maximum term of ten years, subject to earlier termination upon the cessation of service as a director.

 The table below sets forth, for each non-employee director, the total amount of compensation related to his service during the year ended December 31, 2009:

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yeheskel Manea	$15,000	-	$6,094	-	-	-	$21,094
Israel Levi	$10,000	-	$1,248	-	-	-	$11,248
Terry Steinberg	$10,000	-	$1,201	-	-	-	$11,201

Employment Agreement with Amos Kohn

 Effective June 1, 2008, the Company entered into an employment agreement with Amos Kohn, its President and Chief Executive Officer (the “Employment Agreement”).  Pursuant to the Employment Agreement, Mr. Kohn was entitled to receive an initial annual base salary of $175,000 and was granted a stock option to purchase 50,000 shares of the Company’s common stock at a price equivalent to the fair market value of the Company’s shares on the date that the option grant was approved by the Company’s Board pursuant to the Company’s 2002 Digital Power Incentive Share Option Plan.

The Employment Agreement also provides that Mr. Kohn was to be granted an option to purchase 100,000 shares of the Company’s common stock at a price equivalent to the fair market value of the Company’s shares on the date that such option grant was approved by the Board, if (1) certain performance goals of the Company were met during the year ended December 31, 2008 and (2) Mr. Kohn served continuously as the Company’s President and Chief Executive Officer through June 30, 2009.   While Mr. Kohn did serve continuously as the Company’s President and Chief Executive Officer through June 30, 2009, and continues to serve in such capacity, certain of the stated performance goals for the Company for 2008 were not achieved.  On August 11, 2009, the Compensation Committee of the Board (the “Compensation Committee”) determined that, since the shortfall from the performance goals was not material, Mr. Kohn should be granted an option to purchase 50,000 shares of the Company’s common stock in lieu of the 100,000 shares of the Company’s common stock provided for in the Employment Agreement.  The option vests in equal annual installments over a four-year period.  The Compensation Committee also determined that, in the event certain performance goals for the Company for the year ending December 31, 2009 were met, Mr. Kohn would be entitled to receive an option grant with respect to the remaining 50,000 shares.  Such performance goals for the Company for 2009 were not satisfied.

In addition, the Employment Agreement provides that if Mr. Kohn serves continuously as the Company’s President and Chief Executive Officer and (i) if certain performance objectives were met during 2008, his base salary during 2009 would increase to $200,000 or he would receive a bonus in the amount of $87,500; (ii) if certain performance objectives were met during 2009, he would receive a bonus equal to his then base salary times a fraction, the numerator of which is the Company’s gross profit for 2009 and the denominator of which is the Company’s gross revenue for 2009; and (iii) if certain performance objectives are met during 2010, he will receive a bonus equal to his then base salary times a fraction, the numerator of which is the Company’s gross profit for 2010 and the denominator of which is the Company’s gross revenue for 2010.  Effective January 1, 2009, Mr. Kohn’s base salary was increased to $200,000; although, as discussed above, the performance goals for the Company during 2008 were not met, the Compensation Committee determined that, since the shortfall from the performance goals was not material, Mr. Kohn would receive an increase in his base salary to $200,000.  As indicated above, the performance goals for the Company for 2009 were not satisfied.

Also pursuant to the Employment Agreement, if on or after January 1, 2009, (i) Mr. Kohn is terminated by the Company without cause or (ii) a change in control of the Company (as defined in the Employment Agreement) occurs, and Mr. Kohn resigns with good reason within six months following such change in control, Mr. Kohn will be entitled to the following benefits: four to eight months of his then base salary, depending on whether certain performance goals have been achieved; health benefits for up to four months following termination; and acceleration of one year’s worth of vesting of any outstanding stock options.

Separation Agreement with Jonathan Wax

We entered into a separation agreement and release of claims with Jonathan Wax, our former President and Chief Executive Officer. See the discussion of this agreement located below in “Item 13. Certain Relationships and Related Transactions.”.

Outstanding Equity Awards at Fiscal Year-End

The following tables provide information on outstanding equity awards during the year ended December 31, 2009 to the Named Executive Officers:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Amos Kohn	10,000	-	-	$0.96	8/5/2013	-	-	-	-
	10,000	-	-	$1.19	2/28/2015	-	-	-	-
	7,500	2,500	-	$1.16	3/9/2016	-	-	-	-
	5,000	5,000	-	$1.66	3/9/2017	-	-	-	-
	12,500	37,500	-	$0.84	7/3/2018	-	-	-	-
	2,500	7,500	-	$0.79	9/19/2018	-	-	-	-
		50,000	-	$1.79	8/11/2019	-	-	-	-

Employee Stock Ownership Plan

We adopted an Employee Stock Ownership Plan, or ESOP, in conformity with ERISA requirements. As of December 31, 2009, the ESOP owned, in the aggregate, 167,504 shares of our common stock. All eligible employees participate in the ESOP based on the employee’s level of compensation and length of service. Participation in the ESOP is subject to vesting over a six-year period. We have not distributed shares to participants since 1998. Our shares of common stock owned by the ESOP are voted by the ESOP trustees. Mr. Diamant and Mr. Kohn are the current trustees of the ESOP.

Stock Option Plans

Our stock option plans currently consist of the Digital Power 2002, 1998, and 1996 Incentive Share Option Plans (the “Stock Option Plans”). The purpose of the Stock Option Plans is to encourage stock ownership by employees, officers, and directors by giving them a greater personal interest in the success of the business and by providing them an added incentive to advance in their employment or service to Digital Power. The Stock Option Plans provide for the grant of either incentive or non-statutory stock options. The exercise price of any stock option granted under the Stock Option Plans may not be less than 100% of the fair market value of our common stock on the date of grant.

To the extent that an incentive stock option may be exercised in any given year for more than $100,000, the option will be deemed to be a non-statutory stock option. Generally, our stock option agreements permit cashless exercises where options are exercised and the underlying common stock is sold on the same day. Unless otherwise provided by the Board, an option granted under the Stock Option Plans is exercisable for ten years. The Stock Option Plans are administered by the Compensation Committee, which has discretion to determine optionees, the number of shares to be covered by each option, the exercise schedule and other terms of the options. The Stock Option Plans may be amended, suspended, or terminated by the Board, but no such action may impair rights under a previously granted option. Each incentive stock option is exercisable, during the lifetime of the optionee, only so long as the optionee remains employed with us.  In general, no option is transferable by the optionee other than by will or by the laws of descent and distribution.

As of December 31, 2009, of the 2,272,000 shares of our common stock authorized under the Stock Option Plans, a total of 1,514,145 shares were reserved for issuance, and of this number, options to purchase 825,240 shares of common stock were issued and outstanding.

401(k) Plan

We have adopted a tax-qualified employee savings and retirement plan, or 401(k) plan, which generally covers all of our full-time employees. Pursuant to the 401(k) plan, employees may make voluntary contributions to the plan up to a maximum of 6% of eligible compensation. The 401(k) plan permits, but does not require, matching contributions by Digital Power on behalf of plan participants. We match contributions at the rate of $0.25 for each $1.00 contributed, up to 6% of the base salary. We are also permitted under the plan to make discretionary contributions. The 401(k) plan is intended to qualify under Sections 401(k) and 401(a) of the Internal Revenue Code of 1986, as amended. Contributions to such a qualified plan are deductible by Digital Power when made, and neither the contributions nor the income earned on those contributions is taxable to plan participants until withdrawn. All 401(k) plan contributions are credited to separate accounts maintained in trust.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership

Except as otherwise indicated below, the following table sets forth certain information regarding beneficial ownership of our common stock as of March 25, 2010 by: (1) each of our current directors; (2) each of the named executive officers listed in the Summary Compensation Table; (3) each person known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock based upon Schedules 13G or 13D filed with the SEC; and (4) all of our directors and executive officers as a group. As of December 31, 2009, there were 6,626,468 shares of our common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 25, 2010 are deemed to be outstanding and to be beneficially owned by the person or group holding such options or warrants for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise indicated by footnote, to our knowledge the persons named in the table have sole voting and sole investment power with respect to all common stock shown as beneficially owned by them, subject to applicable community property laws. The table below is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G and Forms 3 and 4 filed with the SEC as of March 25, 2010. Unless otherwise indicated below, the address of each beneficial owner listed below is c/o Digital Power Corporation, 41324 Christy Street, Fremont, California 94538.

Name and Address of Beneficial owner	Number of Shares Beneficially Owned		Approximate Percent of Class

Telkoor Telecom Ltd. 5 Giborei Israel Netanya 42293 Israel	2,897,110		43.7%
Ben-Zion Diamant	3,264,614	(1)	47.8%
Yeheskel Manea	40,000	(2)	*
Amos Kohn	220,004	(3)	*
Israel Levi	2,500	(4)	*
Terry Steinberg	2,500	(5)	*
Barry W. Blank P.O. Box 32056 Phoenix, AZ 85064	618,375		9.3%
All directors and executive officers as a group (5 persons)	3,529,618	(6)	51%

*        Less than one percent.

(1)   Mr. Diamant serves as a director of Telkoor.  Includes (a) options to purchase 200,000 shares, owned by Mr. Diamant, that are currently exercisable or exercisable within 60 days of March 25, 2010; (b)  167,504 shares of common stock owned by the Digital Power ESOP, for which Mr. Diamant serves as a trustee; and (c) 2,897,110 shares beneficially owned by Telkoor. Mr. Diamant disclaims beneficial ownership of the shares held by Telkoor, except to the extent of his proportionate pecuniary interest therein.

(2)   Includes options to purchase 40,000 shares of common stock that are currently exercisable or exercisable within 60 days of March 25, 2010.

(3)   Includes (a) 167,504 shares of common stock owned by the Digital Power ESOP, for which Mr. Kohn serves as a trustee and (b) options to purchase 52,500 shares of common stock that are currently exercisable or exercisable within 60 days of March 25, 2010.

(4)   Includes options to purchase 2,500 shares of common stock that are currently exercisable or exercisable within 60 days of March 25, 2010.

(5)   Includes options to purchase 2,500 shares of common stock that are currently exercisable or exercisable within 60 days of March 25, 2010.

(6)   See Notes (1) - (5) above.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2009 with respect to compensation plans under which our common shares are authorized for issuance, aggregated as follows:

•	All compensation plans previously approved by security holders; and
•	All compensation plans not previously approved by security holders.

EQUITY COMPENSATION PLAN INFORMATION

Name	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a)) (c)
Equity compensation plans approved by security holders	1,005,240	$1.05	688,905
Equity compensation plans not approved by security holders	-	-	-
Total	1,005,240	$1.05	688,905

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Employment Agreement with Amos Kohn

We entered into an employment agreement, effective June 1, 2008, with our President and Chief Executive Officer, Amos Kohn.  See the discussion of this agreement located above in the section entitled “Employment Agreement with Amos Kohn.”

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

Relationship with Telkoor Power Supplies Ltd.

In the fiscal years ended December 31, 2009 and 2008, we purchased approximately $2,531,000 and $4,571,000, respectively, of products from Telkoor Power Supplies Ltd., a wholly-owned subsidiary of our largest shareholder, Telkoor, of which Ben-Zion Diamant is the Chief Executive Officer.  We have no written agreement for the purchase of these products, other than purchase orders that are placed in the ordinary course of business when the products are needed.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global (“Kost Forer”), has served as our independent registered public accounting firm since 2002 and has been appointed by the Audit Committee to continue as our independent registered public accounting firm for the fiscal year ending December 31, 2010.

Kost Forer also serves as the independent auditors of Telkoor. The auditing of our financial statements and Telkoor’s financial statements are handled by separate teams within Kost Forer.

Fees and Services

The following table shows the aggregate fees billed to us for professional services by Kost Forer for the fiscal years ended December 31, 2009 and 2008:

	2009	2008
Audit Fees	$123,000	$123,000
Audit-Related Fees	$31,000	$-0-
Tax Fees	$5,000	$-0-
All Other Fees	$-0-	$-0-
Total	$159,000	$123,000

Audit Fees. This category includes the aggregate fees billed for professional services rendered for the audits of our financial statements for the fiscal years ended December 31, 2009 and 2008, for the reviews of the financial statements included in our quarterly reports on Form 10-Q during fiscal 2009 and 2008, and for other services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

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

All Other Fees . This category includes the aggregate fees billed in each of the last two fiscal years for products and services provided by the independent auditors that are not reported above under "Audit Fees," "Audit-Related Fees," or "Tax Fees."

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Exhibits

3.1	Amended and Restated Articles of Incorporation of Digital Power Corporation (1)
3.2	Amendment to Articles of Incorporation (1)
3.3	Bylaws of Digital Power Corporation (1)
4.1	Specimen Common Stock Certificate (2)
4.2	Specimen Warrant (1)
4.3	Representative's Warrant (1)

10.1	Revolving Credit Facility with San Jose National Bank (1)
10.2	KDK Contract (1)
10.3	Agreement with Fortron/Source Corp. (1)
10.4	Employment Agreement With Robert O. Smith (2)
10.5	1996 Digital Power Incentive Share Option (1)
10.6	Gresham Power Asset Purchase Agreement (3)
10.7	1998 Digital Power Incentive Share Option Plan (5)
10.8	2002 Digital Power Incentive Share Option Plan (8)
10.9	Technology Transfer Agreement with KDK Electronics (4)
10.10	Loan Commitment and Letter Agreement (5)
10.11	Promissory Note (5)
10.12	Employment Agreement with Robert O. Smith (6)
10.13	Securities Purchase Agreement between the Company and Telkoor Telecom, Ltd. (now Telkoor Power Ltd.) (7)
10.14	Securities Purchase Agreement between the Company and Telkoor Telecom, Ltd. (now Telkoor Power Ltd.) (8)
10.15	Employment Letter with David Amitai (9)
10.16	Employment Agreement with Jonathan Wax (9)
10.17	Convertible Note with Telkoor Power Ltd. (10)
10.18	Lease, dated as of August 21, 2007, between the Company and SDC Fremont Business Center, Inc. (11)
10.19	Employment Agreement with Amos Kohn (12)
23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Previously filed with the Commission on October 16, 1996, to the Company's Registration Statement on Form SB-2.
(2)	Previously filed with the Commission on December 3, 1996, to the Company's Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2.
(3)	Previously filed with the Commission on February 2, 1998, to the Company's Form 8-K.
(4)	Previously filed with the Commission with its Form 10-QSB for the quarter ended September 30, 1998.
(5)	Previously filed with the Commission with its Form 10-KSB for the year ended December 31, 1998.
(6)	Previously filed with the Commission with its Form 10-KSB for the year ended December 31, 1999.
(7)	Previously filed with the Commission with its Form 8-K filed on November 21, 2001.
(8)	Previously filed with the Commission with its Proxy Statement filed on September 5, 2002.
(9)	Previously filed with the Commission with its Form 8-K filed on January 14, 2004.
(10)	Previously filed with the Commission with its Form 10-KSB for the year ended December 31, 2003.
(11)	Previously filed with the Commission with its Form 8-K filed on February 9, 2005.
(12)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on October 22, 2007.
(13)	Previously filed with the Commission with its Form 8-K filed on July 10, 2008.

DIGITAL POWER CORPORATION AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2009

IN U.S. DOLLARS

- - - - - - - -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and board of directors of

DIGITAL POWER CORPORATION

We have audited the accompanying consolidated balance sheets of Digital Power Corporation ("the Company") and subsidiary as of December 31, 2009 and 2008 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiary at of December 31, 2009 and 2008 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER A Member of Ernst & Young Global
March 25, 2010

DIGITAL POWER CORPORATION
CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

	December 31,
	2009	2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,967	$2,476
Restricted cash	84	76
Trade receivables (net of allowance for doubtful accounts of $ 127 and $ 124 as of December 31, 2009 and 2008, respectively)	1,522	1,901
Prepaid expenses and other receivables	243	139
Inventories (Note 3)	1,056	1,494

Total current assets	5,872	6,086

PROPERTY AND EQUIPMENT, NET (Note 4)	231	153

LONG-TERM DEPOSITS	41	41

Total assets	$6,144	$6,280

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$891	$1,069
Related parties - trade payables (Note 11)	531	957
Advances from customers and deferred revenue	471	134
Other current liabilities (Note 5)	492	514

Total current liabilities	2,385	2,674

COMMITMENTS AND CONTINGENT LIABILITIES (Note 6)

SHAREHOLDERS' EQUITY (Note 7):
Share capital -
Series A redeemable, convertible preferred shares, no par value - 500,000 shares authorized, 0 shares issued and outstanding at December 31, 2009 and 2008	-	-
Preferred shares, no par value - 1,500,000 shares authorized, 0 shares issued and outstanding at December 31, 2009 and 2008	-	-
Common shares, no par value - 30,000,000 shares authorized; 6,626,468 and 6,615,708 shares issued and outstanding at December 31, 2009 and 2008, respectively	-	-
Additional paid-in capital	14,042	13,927
Accumulated deficit	(9,932)	(9,784)
Accumulated other comprehensive loss	(351)	(537)

Total shareholders' equity	3,759	3,606

Total liabilities and shareholders' equity	$6,144	$6,280

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands (except per share data)

	Year ended December 31,
	2009	2008

Revenues (Note 12)	$8,659	$11,900
Cost of revenues	5,648	8,377

Gross profit	3,011	3,523

Operating expenses:
Engineering and product development	556	622
Selling and marketing	1,146	1,039
General and administrative	1,411	1,471

Total operating expenses	3,113	3,132

Operating income (loss)	(102)	391

Financial income (expenses), net	(15)	139

Income (loss) before income taxes	(117)	530
Tax benefit (expenses)	(31)	28

Net income (loss)	$(148)	$558

Basic net earnings (loss) per share	$(0.022)	$0.084

Diluted net earnings (loss) per share	$(0.022)	$0.083

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

U.S. dollars in thousands (except share data)

					Other
			Additional		accumulated	Total	Total
	Common shares		paid-in	Accumulated	comprehensive	comprehensive	shareholders'
	Number	Amount	capital	deficit	income (loss)	income (loss)	equity

Balance as of January 1, 2008	6,615,708	$-	$13,885	$(10,342)	$200		$3,743

Stock compensation related to options granted to Telkoor's employees and other non-employee consultants	-	-	(12)	-	-	-	(12)
Stock compensation related to options granted to employees	-	-	54	-	-	-	54
Comprehensive income:
Net income	-	-	-	558	-	$558	558
Foreign currency translation adjustments	-	-	-	-	(737)	(737)	(737)
Total comprehensive loss
						$(179)
Balance as of December 31, 2008	6,615,708	-	13,927	(9,784)	(537)		3,606

Stock compensation related to options granted to Telkoor's employees and other non- employee consultant	-	-	15	-	-	-	15
Stock compensation related to options granted to employees	-	-	88	-	-	-	88
Exercise of options granted to employees	10,760	-	12	-	-	-	12
Comprehensive income:
Net loss	-	-	-	(148)	-	$(148)	(148)
Foreign currency translation adjustments	-	-	-	-	186	186	186
Total comprehensive income
						$38
Balance as of December 31, 2009	6,626,468	$-	$14,042	$(9,932)	$(351)		$3,759

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands (except share and per share data)

	Year ended December 31,
	2009	2008
Cash flows from operating activities:

Net income (loss)	$(148)	$558
Adjustments required to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	97	94
Stock compensation related to options granted to employees	88	54
Stock compensation related to options granted to Telkoor's employees and other non-employee consultants	15	(12)
Decrease in trade receivables, net	457	474
Increase in prepaid expenses and other receivables	(98)	(54)
Decrease (increase) in inventories	438	(221)
Increase (decrease) in accounts payable and related parties - trade payables	(674)	213
Increase in advances from customers, deferred revenues and other current liabilities	274	338

Net cash provided by operating activities	449	1,444

Cash flows from investing activities:

Purchase of property and equipment	(59)	(79)

Net cash used in investing activities	(59)	(79)

Cash flows from financing activities:

Proceeds from exercise of options	12	-

Net cash provided by financing activities	12	-

Effect of exchange rate changes on cash and cash equivalents	89	(332)

Increase in cash and cash equivalents	491	1,033
Cash and cash equivalents at the beginning of the year	2,476	1,443

Cash and cash equivalents at the end of the year	$2,967	$2,476

Supplemental disclosure of cash flows activities:

Income taxes paid	$7	$-

Supplemental disclosure of non-cash activities:

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL

a.
Digital Power Corporation (the “Company" or "DPC") was incorporated in 1969, under the General Corporation Law of the State of California. The Company and Digital Power Limited ("DPL"), a wholly owned subsidiary located in the United Kingdom, are currently engaged in the design, manufacture and sale of switching power supplies and converters. The Company has two reportable geographic segments - North America (sales through DPC) and Europe (sales through DPL).

b.
The Company depends on Telkoor Telecom Ltd. ("Telkoor"), a major shareholder of the Company and one of DPC's third party subcontractors, for manufacturing capabilities in production of the products which DPC sells. If these manufacturers are unable or unwilling to continue manufacturing the Company's products in required volumes on a timely basis, that could lead to loss of sales, and adversely affect the Company's operating results and cash position. The Company also depends on Telkoor's intellectual property and ability to transfer production to third party manufacturers. Failure to obtain new products in a timely manner or delay in delivery of product to customers will have an adverse effect on the Company's ability to meet its customers' expectations. See also Note 11.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP").

a.         Use of estimates:

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions. The Company's management believes that the estimates, judgments and assumptions made are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

b.        Financial statements in U.S. dollars:

A substantial portion of the revenues of the Company are generated in U.S. dollars ("dollar"). In addition, a substantial portion of the costs of the Company are incurred in dollars. The Company's management believes that the dollar is the currency of the primary economic environment in which the Company operates.

DIGITAL POWER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The financial statements of the foreign subsidiary, whose functional currency has been determined to be its local currency, have been translated into U.S. dollars in accordance with Accounting Codification Statement (“ASC”) 830 (formerly: FASB No. 52 “Foreign Currency Translation” (“ASC830”). All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate for the period. The resulting translation adjustments are reported as a component of accumulated other comprehensive income (loss) in shareholders' equity.

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

The Company periodically assesses its inventories valuation in respect of obsolete and slow moving items by reviewing revenue forecasts and technological obsolescence. When inventories on hand exceed the foreseeable demand or become obsolete, the value of excess inventory, which at the time of the review was not expected to be sold, is written off.

During 2009 and 2008, the Company recorded inventories write-offs of $38 and $235, respectively.

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

The long-lived assets of the Company and its subsidiary are reviewed for impairment of property, plant and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2009 and 2008, no impairment losses have been identified.

h.	Revenue recognition:

The Company and its subsidiary generate their revenues from the sale of their products through a direct and indirect sales force.

Revenues from products are recognized in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB No. 104"), when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the seller's price to the buyer is fixed or determinable, no further obligation exists and collectability is reasonably assured.

Generally, the Company does not grant a right of return. However, certain distributors are allowed, in the sixth month after the initial stock purchase, to rotate stock that has not been sold for other products. This may be repeated every sixth month thereafter for 15-18 months, at no more than a fixed percentage of the distributor's purchase during the previous six months. Revenues subject to stock rotation rights are deferred until the products are sold to the end customer or until the rotation rights expire.

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

The Company and its subsidiary account for income taxes in accordance with ASC 740 (Formerly: Statement of Financial Accounting Standards No. 109), “Income Taxes” (“ASC 740”). This Statement prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company and its subsidiary provide a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with ASC 740. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. No liability for unrecognized tax benefits was recorded as a result of the implementation of ASC 740 as well as of December 31, 2009 and 2008.

k.	Warranty costs:

The Company offers a 12-month warranty period for all of its products. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company's warranty liability include the number of units sold, historical rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

A table presenting the reconciliation of the changes in the Company's aggregate product warranty liability was not provided due to the immateriality.

l.	Accounting for stock-based compensation:

The Company accounts for stock-based compensation in accordance with ASC 718 (Formerly SFAS No. 123 (revised 2004)), “Share-Based Payment” (“ASC 718”).

The award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company's consolidated income statements.

DIGITAL POWER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

ASC 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model.  The Company estimates the fair value of stock options granted under ASC 718 using the Black-Scholes option-pricing model that uses the assumption as follows:

Expected volatility is based on historical volatility that is representative of future volatility over the expected term of the options. The expected term of options granted was determined based on the simplified method, which is calculated as the midpoint between the vesting date and the end of the contractual term of the option. The risk free interest rate is based on the yield of U.S Treasury bonds with equivalent terms. The dividend yield is based on the Company's historical and future expectation of dividends payouts. The Company has not paid cash dividends historically and has no plans to pay cash dividends in the foreseeable future.

The Company recognizes compensation expense based on awards ultimately expected to vest, net of estimated forfeitures at the time of grant. Estimated forfeitures are based on historical pre-vesting forfeitures. ASC 718 requires forfeitures to be estimated and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The fair value for options granted in 2009 and 2008 is amortized over their vesting period using a straight-line recognition method and estimated at the date of grant with the following assumptions:

	2009	2008

Dividend yield	0%	0%
Expected volatility	89%-93%	88% –93%
Risk-free interest	2.7%-2.89%	1.7% - 4.0%
Forfeiture rate	5%	5%
Expected life	6.25 years	7 years

The total equity-based compensation expense related to all of the Company's equity-based awards, recognized for the years ended December 31, 2009 and 2008 were comprised as follows:

	Year ended December 31,
	2009	2008

Cost of goods sold	$3	$2
Research and development	2	2
Sales and marketing	22	11
General and administrative	61	39

Total equity-based compensation expense	$88	$54

DIGITAL POWER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

A summary of option activity under the Company's Stock Option Plans (as hereinafter defined) as of December 31, 2009 and changes during year then ended are as follows:

	Year ended December 31, 2009
	Amount of options	Weighted average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding at the beginning of the year	779,035	$1.03	5.59	$65
Granted	120,000	$1.50
Exercised	(10,760)	$1.13
Expired	(1,035)	$1.81
Forfeited	(62,000)	$1.48

Outstanding at the end of the year	825,240	$1.05	5.26	$309

Vested or expected to vest at year end	779,990

Exercisable options at the end of the year	598,990	$0.98	3.95	$623

The weighted-average grant-date fair value of options granted during the year ended December 31, 2009 and 2008 were $ 1.50 and $ 0.81, respectively. The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on December 31, 2009 and the exercise price, multiplied by the number of in-the-money-options) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. This amount changes based on the fair market value of the Company's shares. The total intrinsic value of options exercised during the year ended December 31, 2009 was less than $ 1 (no option exercised in 2008).

As of December 31, 2009, there was $ 180 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's stock option plans. That cost is expected to be recognized over a weighted average period of 1.87 years. The total fair value of options vested during the year ended December 31, 2009 and 2008 was $ 78 and $ 42.

The Company applies ASC 718 and ASC 505-50, formerly EITF No. 96-18, with respect to options and warrants issued to non-employees. ASC 718 requires the use of option valuation models to measure the fair value of the options and warrants at the date of grant.

m.	Fair value of financial instruments:

The Company measures its financial instruments at fair value. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

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

The valuation methodology the Company uses to measure derivatives (forward contract) is based observable inputs including interest rate curves and both forward and spot prices for currencies. These derivatives are included in Level 2 (see also Note 2(P) and Note 5).

The carrying amounts of financial instruments carried at cost, including cash and cash equivalents, restricted cash long-term deposits, trade receivables and trade payables approximate their fair value due to the short-term maturities of such instruments.

n.	Basic and diluted net earnings per share:

Basic net earnings per share is computed based on the weighted average number of Common shares outstanding during each year. Diluted net earnings per share is computed based on the weighted average number of Common shares outstanding during each year, plus dilutive potential Common shares considered outstanding during the year, in accordance with ASC 260 (Formerly Statement of Financial Accounting Standard No. 128, "Earnings per Share") ("ASC 260").

The total number of shares related to the outstanding options and warrants excluded from the calculations of diluted net earnings per share because these securities are anti-dilutive was 1,005,240 options and 644,035 options for the years ended December 31, 2009 and 2008, respectively.

o.	Concentrations of credit risks:

Financial instruments that potentially subject the Company and its subsidiary to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, long term deposits and trade receivables.

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

ASC 815 (Formerly Financial Accounting Standard Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities") ("ASC 815"), as amended, requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The Company uses derivatives to hedge certain cash flow foreign currency exposures in order to further reduce the Company's exposure to foreign currency risks.

The Company entered into a forward contract to hedge certain sales transactions with a customer denominated in foreign currencies. The Company's forward contract did not qualify a hedging instrument under ASC 815.

As of December 31, 2008 and 2009, the Company had outstanding forward contracts that did not meet the requirement for hedge accounting, in the amount of $115 and $17, respectively. These contracts were for a period of up to nine months. The Company measured the fair value of the contracts in accordance with ASC No. 820 at level 2. The net gains (losses) recognized in "financial income, net" during 2008 and 2009 were a loss of $147 and a gain of $63, respectively.

q.	Comprehensive income:

The Company accounts for comprehensive income in accordance with ASC 220 (Formerly SFAS No. 130, "Reporting Comprehensive Income.") (“ASC 220”). This Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income generally represents all changes in stockholders' equity during the period except those resulting from investments by, or distributions to, stockholders. The Company determined that its items of comprehensive income relates to unrealized losses and gains from foreign currency translation adjustments.

DIGITAL POWER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

r.	Operating lease:

The Company and its subsidiary have operating lease agreements for the lease of their building facilities in the US and UK. The rent in connection with the leases is charged to expense over the lease term. If rental payments are not made on a straight line basis, rental expenses are nevertheless recognized on a straight line basis.

s.	Recently issued accounting pronouncements:

In June 2009, the FASB issued SFAS 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles". SFAS No. 168, which is incorporated in ASC Topic 105, Generally Accepted Accounting Principles, identifies the accounting standard codification (ASC) as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. Throughout the notes to the consolidated financial statements, references that were previously made to former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

For accounting periods ending after June 15, 2009, new authoritative accounting guidance became effective under ASC Topic 855 (formerly SFAS No. 165) which modifies the definition of what qualifies as a subsequent event—those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued—and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. The adoption of ASC Topic 855 did not have a material impact on our financial position or results of operations and financial condition.

In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (Topic 605) Multiple Deliverable Revenue Arrangements-A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated Selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted.  The Company is currently evaluating the impact of the adoption of this new guidance on its financial statements.

DIGITAL POWER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands (except share and per share data)

NOTE 3:-	INVENTORIES

	December 31,
	2009	2008

Raw materials, parts and supplies	$232	$228
Work in progress	285	308
Finished products	539	958

	$1,056	$1,494

NOTE 4:-	PROPERTY AND EQUIPMENT

	December 31,
	2009	2008
Cost:
Computers, software and related equipment	$1,153	$998
Office furniture and equipment	187	175
Leasehold improvements	519	454

	1,859	1,627

Accumulated depreciation
Computers, software and related equipment	1,014	960
Office furniture and equipment	183	172
Leasehold improvements	431	342

	1,628	1,474

Depreciated cost	$231	$153

Depreciation expense was $97 and $94 for the years ended December 31, 2009 and 2008, respectively.

NOTE 5:-	OTHER CURRENT LIABILITIES

	December 31,
	2009	2008

Accrued payroll and payroll taxes	$120	$81
Warranty accrual	103	61
Government authorities	7	8
Professional fees accrual	136	109
Accrued expenses and other	109	140
Forward contract	17	115

	$492	$514

DIGITAL POWER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands (except share and per share data)

NOTE 6:-	COMMITMENTS AND CONTINGENT LIABILITIES

Lease commitments:

The Company has an operating lease agreement in the US, which expires in 2012. The Company's subsidiary, DPL, had a lease agreement in respect of the U.K. facility, which expired on September 2009.  However, DPL continues to occupy the facility, as the building owner has confirmed a tenancy until April 2010.  The lease agreement included certain repairing covenants, such as the requirement to redecorate the internal and external structure/foundation of the building at intervals during the term of that lease and to generally keep the building in good repair. DPL believes that it has satisfied all of the repairing covenants to date.  DPL intends to remain in the building and to enter into a new lease agreement with the building owner after April 2010.

Future rental commitments under non-cancelable leases are as follows:

Year ended December 31,

2010	$109
2011	119
2012	111

$339

Total rent expense for the years ended December 31, 2009 and 2008 was approximately $ 225 and $ 253, respectively.

Subsequent to the balance sheet date, the Company signed an amendment to its current lease agreement in the US to expand its office space. The amendment also reduced the option to renew for a five-year period under the original lease agreement to a one-year period.

NOTE 7:-	SHAREHOLDERS' EQUITY

a.	Preferred shares:

There are authorized Preferred shares in the amount of 500,000 shares of Series A cumulative redeemable convertible Preferred shares ("Series A"), and an additional 1,500,000 Preferred shares that have been authorized, but the rights, preferences, privileges and restrictions on these shares have not been determined. DPC's Board of Directors is authorized to create a new series of Preferred shares and determine the number of shares, as well as the rights, preferences, privileges and restrictions granted to or imposed upon any series of Preferred shares. As of December 31, 2009, there were no Preferred shares issued or outstanding.

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

1.
Under the Company's Digital 2002, 1998 and 1996 Incentive Share Option Plans (the “Stock Option Plans”), options may be granted to employees, officers, consultants, service providers and directors of the Company or its subsidiary.

2.
As of December 31, 2009, the Company has authorized in the Stock Option Plans the grant of options to officers, management, other key employees and others of up to 513,000, 240,000 and 1,519,000, respectively of the Company's Common shares. For all three Stock Option Plans, the maximum term of the options is ten years from the date of grant. As of December 31, 2009, an aggregate of 688,905 of the Company's options are still available for future grant.

3.	The options granted generally become fully vested after four years. Any options that are forfeited or cancelled before expiration become available for future grants.

The options outstanding as of December 31, 2009 have been classified by exercise price, as follows:

		Weighted
	Options	average		Options	Weighted
	outstanding	remaining	Weighted	Exercisable	average
	as of	contractual	average	as of	exercise price
Exercise	December 31,	term	exercise	December 31,	of options
Price	2009	Years	Price	2009	exercisable

$0.48- $0.71	265,000	2.70	$0.60	257,500	$0.68
$0.79 - $1.05	257,000	6.06	$0.96	177,000	$1.01
$1.16 - $1.813	279,240	7.36	$1.38	140,490	$1.23
$2.31- $ 3.03	24,000	0.66	$2.36	24,000	$2.36

	825,240	5.26	$1.05	598,990	$0.98

4.	Warrants and options issued to service providers and consultants under the Stock Option Plans:

DIGITAL POWER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands (except share and per share data)

NOTE 7:-	SHAREHOLDERS' EQUITY (Cont.)

The Company's outstanding warrants and options to consultants and service providers under the Stock Option Plans as of December 31, 2009, are as follows:

Issuance date	Options for Common shares	Exercise price per share	Options exercisable

May 2002	40,000	$1.00	40,000
August 2002	10,000	$0.55	10,000
November 2002	10,000	$1.00	10,000
February 2005	20,000	$1.19	20,000
March 2006	100,000	$1.16	75,000

	180,000		155,000

All options are exercisable for ten years from the date of grant.

In 2005 and 2006, the Company granted 70,000 options to Telkoor's employees and 100,000 options to a non-employee consultant. Of the 70,000 options granted to Telkoor’s employees, 10,000 and 40,000 options were forfeited in 2007 and 2008, respectively, due to termination of employment.  Those options vest primarily over four years. The fair value for these options was estimated using a Black-Scholes option-pricing model with the following assumptions for 2009: risk-free interest rates of 2.5%-2.9%, dividend yield of 0%, volatility of 89.1%-93.9%, and the contractual term of the options of 5.2-5.7 years.

Compensation expense of $15 and compensation income of $ 12 were recognized for the years ended December 31, 2009 and 2008, respectively, in accordance with accelerated method.

e.	Employee stock ownership plan:

The Company has an employee stock ownership plan ("ESOP") covering eligible employees. The ESOP provides for the Employee Stock Ownership Trust ("ESOT") to distribute the Company's Common shares as retirement benefits to the participants. The Company has not distributed shares since 1998. As of December 31, 2009, the outstanding Common shares held by the ESOT amount to 167,504 shares.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

	December 31,
	2009	2008

Net operating loss carryforward	$1,745	$1,831
Reserves and allowances	380	348
Credit carryforward	112	81
Depreciation and amortization	143	(207)

Net deferred tax asset before valuation allowance	2,380	2,053
Valuation allowance	(2,380)	(2,053)

Net deferred tax asset	$-	$-

As of December 31, 2009 and 2008, the Company and its subsidiary provided a valuation allowance of $ 2,158 and $ 1,852, respectively, in respect of deferred tax asset resulting from short-term temporary differences and depreciation charged in advance of a capital allowance taken, as well as from carryforward losses.

Management currently believes that since the Company and its subsidiary have a history of losses, it is more likely than not that the deferred tax assets regarding the remainder of the tax loss carryforward and other temporary differences will not be realized in the foreseeable future.

b.	Net operating tax losses carryforward:

As of December 31, 2009, the Company had approximately $ 3,650 in federal net operating loss carryforward for income tax purposes, which can be carried forward and offset against taxable income for 20 years and expire between 2020 and 2030.

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

DIGITAL POWER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands (except share and per share data)

NOTE 8:-	TAXES ON INCOME (Cont.)

As of December 31, 2009, DPL had accumulated losses for income tax purposes in the amount of approximately $1,056.  These net operating losses may be carried forward and offset against taxable income in the future for an indefinite period.

c.	Income before income taxes:

There is no provision in respect of unrecognized tax benefits for the years ended December 31, 2009 and 2008. Net income (loss) before income taxes consists of the following:

	Year ended December 31,
	2009	2008

Domestic (U.S.)	$(153)	$199
Foreign (U.K.)	36	331

	$(117)	$530

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

d.
A reconciliation between the theoretical tax expense, assuming all income is taxed at the statutory tax rate applicable to income of the Company and the actual tax expense as reported in the statements of operations is as follows:

	Year ended December 31,
	2009	2008
	Total	Total

Income (loss) before taxes expenses (benefit)	$(117)	$530
Theoretical tax at U.S. statutory tax rate (34%)	$(40)	$180
Taxes in respect of prior years	31	(28)
State taxes, net of federal benefit	(3)	-
Tax adjustment in respect of foreign subsidiary	(5)	5
Nondeductible expenses	1	20
Operating carryforward losses and temporary differences for which valuation allowance was provided	46	(212)
Other	1	7

Tax expenses (benefit)	$31	$(28)

DIGITAL POWER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands (except share and per share data)

NOTE 9:-	NET EARNINGS PER SHARE

The following table sets forth the computation of the basic and diluted net earnings per share:

a.	Numerator:

	Year ended December 31,
	2009	2008

Net income (loss) available to Common shareholders	$(148)	$558

b.	Denominator:

Denominator for basic net earnings per Common share	6,620,695	6,615,708
Effect of dilutive securities:
Stock options	-	72,883

Denominator for diluted net earnings per Common share	6,620,695	6,688,591

NOTE 10:-	FINANCIAL INCOME, NET

	Year ended December 31,
	2009	2008

Financial income:
Interest	$1	$50
Foreign currency transaction differences	230	446
Forward contract transaction	63	-

	294	496

Financial expenses:	1	8
Bank charges and other translation	10	8
Foreign currency transaction differences	299	202
Forward contract transaction	-	147

	309	357

Financial income (expense), net	$(15)	$139

DIGITAL POWER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands (except share and per share data)

NOTE 11:-	RELATED PARTY TRANSACTIONS

Purchases of products from Telkoor, a major shareholder, were as follows:

	Year ended December 31,
	2009	2008

Purchases of products from Telkoor	$2,531	$4,571

Transactions with Telkoor are derived mainly from purchase of power supplies from Telkoor.

The Company believes that the transactions described above are on a basis no less favorable than could be obtained from an independent third party. Although it is not practical to determine the amounts that the Company would have incurred had it purchased from an unaffiliated entity, management believes that the amounts chargeable for the above transactions provided by these purchase orders are reasonable. All future transactions between the Company and Telkoor will be on terms no less favorable than could be obtained from an independent third party.

NOTE 12:-	SEGMENTS CUSTOMERS AND GEOGRAPHICAL INFORMATION

a.
The Company has two reportable geographic segments; see Note 1a for a brief description of the Company's business. The data is presented in accordance with ASC 280 (Formerly Statement of Financial Accounting Standard No. 131), "Disclosure about Segments of an Enterprise and Related Information" ("ASC 280").

The following data presents the revenues, expenditures and other operating data of the Company's geographic operating segments:

	Year ended December 31, 2009
	DPC	DPL	Eliminations	Total

Revenues	$4,257	$4,402	$-	$8,659

Intersegment revenues	233	55	(288)	-

Total revenues	$4,490	$4,457	$(288)	$8,659

Depreciation expense	$30	$67	$-	$97

Operating income (loss)	$(226)	$124	$-	$(102)

Financial expenses, net				(15)

Tax expense				(31)

Net loss				$(148)

Expenditures for segment assets as of December 31, 2009	$13	$46	$-	$59

Identifiable assets as of December 31, 2009	$2,971	$3,173	$-	$6,144

DIGITAL POWER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands (except share and per share data)

	Year ended December 31, 2008
	DPC	DPL	Eliminations	Total

Revenues	$5,611	$6,289	$-	$11,900

Intersegment revenues	278	27	(305)	-

Total revenues	$5,889	$6,316	$(305)	$11,900

Depreciation expense	$29	$65	$-	$94

Operating income	$43	$348	$-	$391

Financial income, net				139

Tax benefit				28

Net income				$558

Expenditures for segment assets as of December 31, 2009	$12	$67	$-	$79

Identifiable assets as of December 31, 2009	$2,979	$3,301	$-	$6,280

b.	Major customers' data as percentage of total revenues:

	Year ended December 31,
	2009		2008

Customer A	(	*)	12%
Customer B	10%		(	*)

DIGITAL POWER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands (except share and per share data)

NOTE 12:-	SEGMENTS CUSTOMERS AND GEOGRAPHICAL INFORMATION (Cont.)

c.	Total revenues from external customers divided on the basis of the Company's product lines are as follows:

	Year ended December 31,
	2009	2008
Revenues:
Commercial products	$5,766	$8,787
Defense products	2,893	3,113

	$8,659	$11,900

(*) Less than 10%

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 25, 2010

DIGITAL POWER CORPORATION

By:	/s/ Amos Kohn
Amos Kohn
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the  registrant and in the capacities and on the dates indicated.

Dated: March 25, 2010	/s/ Ben-Zion Diamant
Ben-Zion Diamant, Chairman of the Board

Dated: March 25, 2010	/s/ Amos Kohn
Amos Kohn,
President and Chief Executive Officer

Dated: March 25, 2010	/s/ Israel Levi
Israel Levi, Director

Dated: March 25, 2010	/s/ Yeheskel Manea
Yeheskel Manea, Director

Dated: March 25, 2010	/s/ Terry Steinberg
Terry Steinberg, Director

Dated: March 25, 2010	/s/ Assaf (Assi) Itshayek
Assaf (Assi) Itshayek, Chief Financial Officer (Principal Financial and Accounting
Officer)