Form 10-Q
period 2010-03-31
DIGITAL POWER CORP
filed 2010-05-13
CIK 896493

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the quarterly period ended March 31, 2010

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

At May 13, 2010, the registrant had outstanding 6,678,968 shares of common stock.

DIGITAL POWER CORPORATION

TABLE OF CONTENTS

DIGITAL POWER CORPORATION AND SUBSIDIARY

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2010

IN U.S. DOLLARS

UNAUDITED

 - - - - - - - -

The Board of Directors
Digital Power Corporation

Re:	Review of unaudited interim consolidated financial statements for the three-month period ended March 31, 2010

We have reviewed the accompanying consolidated balance sheet of Digital Power Corporation ("the Company") and its subsidiary as of March 31, 2010, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2010 and 2009, and the statement of changes in shareholders' equity for the three-month period ended March 31, 2010. These financial statements are the responsibility of the Company's management.

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

Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER
May 13, 2010	A Member of Ernst & Young Global

DIGITAL POWER CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

	March 31,	December 31,
	2010	2009
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,547	$2,967
Restricted cash	80	84
Trade receivables (net of allowance for doubtful accounts of $ 124 and $ 127 at March 31, 2010 and December 31, 2009, respectively)	1,475	1,522
Prepaid expenses and other receivables	257	243
Inventories (Note 3)	1,270	1,056

Total current assets	5,629	5,872

PROPERTY AND EQUIPMENT, NET	225	231

LONG-TERM DEPOSITS	41	41

Total assets	$5,895	$6,144

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$633	$891
Related parties - trade payables	809	531
Advances from customers and deferred revenue	491	471
Other current liabilities	501	492

Total current liabilities	2,434	2,385

SHAREHOLDERS' EQUITY:
Share capital -
Series A Redeemable, Convertible Preferred shares, no par value - 500,000 shares authorized at March 31, 2010 and December 31, 2009; 0 shares issued and outstanding at March 31, 2010 and December 31, 2009	-	-
Preferred shares, no par value - 1,500,000 shares authorized at March 31, 2010 and December 31, 2009; 0 shares issued and outstanding at March 31, 2010 and December 31, 2009	-	-
Common shares, no par value - 30,000,000 shares authorized at March 31, 2010 and December 31, 2009; 6,647,368 and 6,626,468 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	-	-
Additional paid-in capital	14,086	14,042
Accumulated deficit	(10,064)	(9,932)
Accumulated other comprehensive loss	(561)	(351)

Total shareholders' equity	3,461	3,759

Total liabilities and shareholders' equity	$5,895	$6,144
The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands, except per share data

	Three months ended March 31,
	2010	2009
	Unaudited

Revenues	$1,967	$2,421
Cost of revenues	1,286	1,490

Gross profit	681	931

Operating expenses:
Engineering and product development	172	136
Selling and marketing	314	319
General and administrative	367	334

Total operating expenses	853	789

Operating income (loss)	(172)	142
Financial income, net	40	27

Net income (loss)	$(132)	$169

Basic and diluted net earnings (loss) per share	$(0.019)	$0.025

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION AND SUBSIDIARY

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

U.S. dollars in thousands, except share data

				Other
	Common	Additional		accumulated	Total	Total
	shares	paid-in	Accumulated	comprehensive	comprehensive	shareholders'
	Number	capital	deficit	income (loss)	income (loss)	equity

Balance as of January 1, 2010	6,626,468	$14,042	$(9,932)	$(351)		$3,759

Stock compensation related to options granted to Telkoor's employees and other non-employee consultant		1				1
Stock compensation related to options granted to employees		24				24
Exercise of options granted to employees	20,900	19				19
Comprehensive income:
Net loss			(132)		(132)	(132)
Foreign currency translation adjustments				(210)	(210)	(210)
Total comprehensive income
					(342)
Balance as of March 31, 2010 (unaudited)	6,647,368	14,086	(10,064)	(561)		3,461

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Three months ended March 31,
	2010	2009
	Unaudited
Cash flows from operating activities:

Net income (loss)	$(132)	$169
Adjustments required to reconcile net income (loss) to net cash used in operating activities:
Depreciation	17	26
Stock compensation related to options granted to employees	24	17
Stock compensation related to options granted to Telkoor's employees and other non-employee consultant	1	7
Decrease (increase) in trade receivables, net	14	(40)
Increase in prepaid expenses and other accounts receivable	(18)	(97)
Increase in inventories	(270)	(40)
Increase (decrease) in accounts payable and related parties- trade payables	50	(809)
Increase in deferred revenues and other current liabilities	67	40

Net cash used in operating activities	(247)	(727)

Cash flows from investing activities:

Purchase of property and equipment	(21)	(17)

Net cash used in investing activities	(21)	(17)

Cash flows from financing activities:

Proceeds from exercise of options	19	-

Net cash provided by financing activities	19	-

Effect of exchange rate changes on cash and cash equivalents	(172)	21

Decrease in cash and cash equivalents	(420)	(723)
Cash and cash equivalents at the beginning of the period	2,967	2,476

Cash and cash equivalents at the end of the period	$2,547	$1,753

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

a.
The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2009 are applied consistently in these financial statements. In addition, the following accounting policy is applied:

The accompanying unaudited consolidated financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of the financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2010.

b.	Accounting for stock-based compensation:

The Company has several stock-based employee compensation plans, which are described more fully in Note 4. The Company accounts for stock-based compensation in accordance with Accounting Standards Codification Statement ("ASC") 718 (formerly SFAS No. 123 (revised 2004)) “Stock compensation” (“ASC 718”).

The Company and its subsidiary apply ASC 718 and ASC 505-50 (formerly EITF 96-18) “Equity-Based Payments to Non-Employees” (“ASC 505-50") to options issued to non-employees. ASC 718 requires use of an option valuation model to measure the fair value of the options at the grant date.

DIGITAL POWER CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands, except share data

NOTE 3:-	INVENTORIES

	March 31,	December 31,
	2010	2009
	Unaudited

Raw materials, parts and supplies	$223	$232
Work in progress	376	285
Finished products	671	539

	$1,270	$1,056

NOTE 4:-	ACCOUNTING FOR STOCK-BASED COMPENSATION

a.	Stock option plans:

1.	Under the Company's stock option plans, options may be granted to employees, officers, consultants, service providers and directors of the Company or its subsidiary.

2.
As of March 31, 2010, the Company has authorized, by three Incentive Share Option Plans, the grant of options to officers, management, other key employees and others of up to 513,000, 240,000 and 1,519,000, respectively, of the Company's common stock. As of March 31, 2010, options to purchase up to an aggregate of 688,905 shares of the Company's common stock are still available for future grant.

3.
The options granted generally become fully exercisable after four years and expire no later than 10 years from the date of the option grant.  Any options that are forfeited or cancelled before expiration become available for future grants.

A summary of the Company's employee share option activity (except options to consultants and service providers) and related information is as follows:

	Three months ended March 31, 2010
	Amount of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value *)
Outstanding at the beginning of the period	825,240	$1.05
Granted	-	$-
Exercised	(20,900)	$0.94
Forfeited	-	$-
Expired	-	$-
Outstanding at the end of the period	804,340	$1.06	5.05	$225

Exercisable options at the end of the period	606,840	$0.99	3.82	$560

*)	Calculation of aggregate intrinsic value is based on the share price of the Company's common stock as of March 31, 2010 ($ 1.24 per share).

DIGITAL POWER CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands, except share data

NOTE 4:-	ACCOUNTING FOR STOCK-BASED COMPENSATION (Cont.)

Under the provisions of ASC 718, the fair value of each option is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions such as stock price on the date of the grant, exercise price, risk-free interest rate, expected volatility, expected life and expected dividend yield of the option. Expected volatility is based exclusively on historical volatility of the entity's stock as allowed by ASC 718. The Company uses historical information with respect to the employee options exercised to estimate the expected term of options granted, representing the period of time that options granted are expected to be outstanding.  The risk-free interest rate of period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

No options were granted during the first three months of 2010.

As of March 31, 2010, there was $ 156 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a period of the next forty-two months.

b.	Employee Stock Ownership Plan:

The Company has an Employee Stock Ownership Plan ("ESOP") covering eligible employees. The ESOP provides for the Employee Stock Ownership Trust ("ESOT") to distribute shares of the Company's common stock as retirement benefits to the participants. The Company has not distributed shares since 1998. As of March 31, 2010, the ESOT held 167,504 shares of common stock.

NOTE 5:-	NET EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of the basic and diluted net earnings (loss) per share:

1.	Numerator:

	Three months ended March 31,
	2010	2009
	Unaudited

Net income (loss) available to common shareholders	(132)	$169

2.	Denominator:

Denominator for basic net earnings per share of weighted average number of common stock	6,628,360	6,615,708
Effect of dilutive securities:
Employee stock options	-	75,173

Denominator for diluted net earnings per share of Common stock	6,628,360	6,690,881

DIGITAL POWER CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands, except share data

NOTE 6:-	SEGMENTS, MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

The Company has two reportable geographic segments (see Note 1 for a brief description of the Company's business).

The following data presents the revenues, expenditures and other operating data of the Company's geographic operating segments in accordance with ASC 218 (formerly SFAS No. 131) “Segment Reporting” (“ASC 218”).

	Three months ended March 31, 2010 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$1,002	$965	$-	$1,967
Intersegment revenues	17	-	(17)	-

Total revenues	$1,019	$965	$(17)	$1,967

Depreciation expense	$7	$10	$-	$17

Operating income (loss)	$(161)	$(11)	$-	$(172)

Financial income, net				40

Net income (loss)	$(167)	$35	$-	$(132)

Expenditures for segment assets, net as of March 31, 2010	$16	$5	$-	$21

Identifiable assets as of March 31, 2010	$2,606	$3,289	$-	$5,895

DIGITAL POWER CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands, except share data

NOTE 6:-	SEGMENTS, MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION (Cont.)

	Three months ended March 31, 2009 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$1,108	$1,313	$-	$2,421
Intersegment revenues	82	7	(89)	-

Total revenues	$1,190	$1,320	$(89)	$2,421

Depreciation expense	$8	$18	$-	$26

Operating income (loss)	$(36)	$178	$-	$142

Financial income, net				27

Net income (loss)	$(29)	$198	$-	$169

Expenditures for segment assets, net as of March 31, 2009	$7	$10	$-	$17

Identifiable assets as of March 31, 2009	$2,606	$3,075	$-	$5,681

 - - - - - - - -

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We intend to remain an innovative leader in the development of cutting-edge custom power solutions and rich features products to meet any customer needs and requirements, rugged power systems to meet harsh and extreme operation environmental requirements, and high performance, high-efficiency, high-density and modular power systems.   We are focusing today on developing even more high-grade custom power system solutions for numerous customers in a broadly diversified range of markets and challenging environments. Each product development is based on best of class performance criteria, including unique, advanced feature sets and a special layout to meet our customers’ unique operating conditions where efficiency, size and time to market are key to their success.  We are taking initiatives to develop and sell high-efficiency “green power” solutions.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2010, COMPARED TO MARCH 31, 2009

Revenues

Total revenues for the Company decreased by 19% to $1,967,000 for the three months ended March 31, 2010, from $2,421,000 for the three months ended March 31, 2009.  The decrease in revenues is mainly due to a decline in sales of our standard commercial products. Revenues from the military products of the Company decreased by 30.2% to $547,000 for the three months ended March 31, 2010, from $784,000 for the three months ended March 31, 2009. Revenues from the commercial products of the Company decreased by 13.6% to $1,420,000 for the three months ended March 31, 2010, from $1,637,000 for the three months ended March 31, 2009.

Revenues from our U.S. operations decreased by 9.6% to $1,002,000 for the three months ended March 31, 2010, from $1,108,000 for the three months ended March 31, 2009. Revenues from our European operations of DPL decreased 26.5% to $965,000 for the three months ended March 31, 2010, from $1,313,000 for the three months ended March 31, 2009. The decrease in our revenues from our U.S. and European operations is mainly attributable to a decline in sales of our standard commercial products.

Gross Margins

Gross margins decreased to 34.6% for the three months ended March 31, 2010, compared to 38.5% for the three months ended March 31, 2009. This decrease in gross margins is mainly attributable to the decrease in revenues while maintaining a similar level of fixed costs, partially offset by continued production of our products in Asia.

 Engineering and Product Development

Engineering and product development expenses were $172,000, or 8.7% of revenues, for the three months ended March 31, 2010, compared to $136,000, or 5.6% of revenues, for the three months ended March 31, 2009. This increase is primarily due to an increase in salary expenses related to an increase in headcount.

Selling and Marketing

Selling and marketing expenses were $314,000, or 16.0% of revenues, for the three months ended March 31, 2010, compared to $319,000, or 13.2% of revenues, for the three months ended March 31, 2009. This decrease in selling and marketing expenses is due to a decrease in commissions and other marketing expenses, offset by an increase in salary-related expenses.

General and Administrative

General and administrative expenses were $367,000, or 18.7% of revenues, for the three months ended March 31, 2010, compared to $334,000, or 13.8% of revenues, for the three months ended March 30, 2009. This increase in general and administrative expenses as a percentage of revenues is due mainly to the decrease in revenues during the three months ended March 31, 2010, compared to the revenues during the three months ended March 31, 2009.

Financial Income (Expense)

Financial income was $40,000 for the three months ended March 31, 2010, compared to financial income of $27,000 for the three months ended March 31, 2009. From time to time, we enter into forward contracts to hedge certain sales transactions which are denominated in foreign currencies. The change in financial results was due to foreign currency fluctuations during the respective periods and changes in the fair value of forward contracts.

Net Income (Loss)

For the three months ended March 31, 2010, we had a net loss of $132,000 compared to a net income of $169,000 for the three months ended March 31, 2009. The loss in the three-month period ended March 31, 2010 is due primarily to the decrease the sales of our products while maintaining the same level of operational expenses.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2010, we had cash and cash equivalents of $2,627,000 and working capital of $3,195,000. This compares with cash and cash equivalents of $3,051,000 and working capital of $3,487,000 at December 31, 2009. The decrease in cash and cash equivalents is due mainly to the net loss for the three months ended March 31, 2010 and an increase in inventories, offset by increases in accounts payable and related parties-trade payables and deferred revenues and other current liabilities. The decrease in working capital is mainly due to a decrease in cash and cash equivalents, offset partially by an increase in inventory.

Net cash used in operating activities totaled $247,000 for the three months ended March 31, 2010, compared to net cash used in operating activities of $727,000 for the three months ended March 31, 2009. The net usage of cash from operating activities was mainly due to the net loss for the three months ended March 31, 2010 and an increase in inventories, offset by an increase in accounts payable and related parties-trade payables and deferred revenues and other current liabilities.

Net cash used in investing activities was $21,000 for the three months ended March 31, 2010, compared to net cash used in investing activities of $17,000 for the three months ended March 31, 2009. The net usage of cash from investing activities is due to an increase in the purchase of property and equipment.

Net cash provided by financing activities was $19,000 for the three months ended March 31, 2010 due to employees’ option exercise.

Our wholly-owned subsidiary, DPL, leases a 24,500 square-foot facility in Salisbury, United Kingdom, where it designs, develops, manufactures, markets and distributes commercial and military power products for the European and other international markets. Sales and service support staff for its European network of distributors are located within the building together with other functions, such as engineering and administration.  DPL’s rent expense is approximately $13,000 per month.  Although the lease expired on September 26, 2009, DPL continues to occupy the facility for business purposes under the protection of UK law.  The building owner has granted a lease extension until June 24, 2010, while details of a new lease for the premises are negotiated.  The lease included certain repairing covenants, such as the requirement to redecorate and to generally keep in good repair both internal and external fabric of the building during the term of the lease.  DPL believes that it has met all of its obligations under the lease.  DPL intends to enter into a new lease for the premises; it has already received an offer of a new lease from the building owner and is currently in negotiations with the building owner to finalize the terms of such new lease.

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

CRITICAL ACCOUNTING POLICIES

In our Annual Report on Form 10-K for the year ended December 31, 2009, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements.  The basis for developing the estimates and assumptions within our critical accounting policies is based on historical information and known current trends and factors.  The estimates and assumptions are evaluated on an ongoing basis and actual results have been within our expectations.  We have not changed these policies from those previously disclosed in our Annual Report.

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

PART II — OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

See our disclosures under “Legal Proceedings” in our Annual Report on Form 10-K, filed March 25, 2010. There have been no material developments in those proceedings since that filing.

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

We experienced an operating loss and a net loss during the three months ended March 31, 2010 and during the year ended December 31, 2009, we have historically experienced net losses and we may experience net losses in the future.

For the three months ended March 31, 2010, we had an operating loss of $172,000 and net loss of $132,000, and for the year ended December 31, 2009, we had an operating loss of $102,000 and net loss of $148,000.  Although we have actively taken steps to reduce our costs, we may continue to incur operating and net losses in the future until we increase revenues by selling current and custom design products, transitioning to production stage of our custom design products and decreasing manufacturing costs through a greater use of contract manufacturers in Asia and other strategic locations.

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

Sales to customers outside of North America accounted for 68.7% of net revenues in the three months ended March 31, 2010 and for 50.87% of net revenues in the year ended December 31, 2009, and we expect that international sales will continue to represent a material portion of our total revenues. International sales are subject to the risks of international business operations as described above, as well as generally longer payment cycles, greater difficulty collecting accounts receivable, and currency restrictions.  In addition, DPL, our wholly-owned foreign subsidiary in the United Kingdom, supports our European and other international customers, distributors, and sales representatives, and therefore is also subject to local regulation.  International sales are also subject to the export laws and regulations of the United States and other countries.

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

Our common stock price is volatile.

Our common stock is listed on the NYSE Amex and is thinly traded.  In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects.  The exercise of outstanding options and warrants may adversely affect our stock price and a shareholder’s percentage of ownership.  As of March 31, 2010, we had outstanding options to purchase an aggregate of 606,840 shares of common stock, with a weighted average exercise price of $0.99 per share, exercisable at prices ranging from $0.48 to $3.03 per share.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          RESERVED

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

Dated:  May 13, 2010

Digital Power Corporation

By:	/s/ Amos Kohn
Amos Kohn
President & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Assaf (Assi) Itshayek
Assaf (Assi) Itshayek
Chief Financial Officer
(Principal Financial and Accounting Officer)