Form 10-Q
period 2010-06-30
DIGITAL POWER CORP
filed 2010-08-13
CIK 896493

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010

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

At August 13, 2010, the registrant had outstanding 6,678,968 shares of common stock.

DIGITAL POWER CORPORATION

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Review of Unaudited Interim Consolidated Financial Statements	4

	Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	5

	Consolidated Statements of Operations for the six months ended June 30, 2010 and June 30, 2009 and for the three months ended June 30, 2010 and June 30, 2009	6

	Statement of Changes in Shareholders’ Equity for the three months ended June 30, 2010	7

	Consolidated Statements of Cash Flows for the three months ended June 30, 2010 and June 30, 2009	8

	Notes to Interim Consolidated Financial Statements	9-13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4T.	Controls and Procedures	17

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Reserved	24
Item 5.	Other Information	24
Item 6.	Exhibits	24

SIGNATURES		25

DIGITAL POWER CORPORATION AND SUBSIDIARY

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2010

IN U.S. DOLLARS

UNAUDITED

- - - - - - - -

Kost Forer Gabbay & Kasierer

3 Aminadav St.
Tel-Aviv 67067, Israel

Tel: 972 (3)6232525
Fax: 972 (3)5622555
www.ey.com/il

The Board of Directors

Digital Power Corporation

Re:	Review of unaudited interim consolidated financial statements for the six-month period ended June 30, 2010

We have reviewed the accompanying interim consolidated balance sheet of Digital Power Corporation ("the Company") and its subsidiary as of June 30, 2010, and the related interim consolidated statements of operations and cash flows for the six-month periods ended June 30, 2010 and 2009, and the interim statement of changes in shareholders' equity for the six-month period ended June 30, 2010. These financial statements are the responsibility of the Company's management.

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

Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER
August 13, 2010	A Member of Ernst & Young Global

DIGITAL POWER CORPORATION

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

	June 30,	December 31,
	2010	2009
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,397	$2,967
Restricted cash	80	84
Trade receivables (net of allowance for doubtful accounts of $ 110 and $ 127 at June 30, 2010 and December 31, 2009, respectively)	1,827	1,522
Prepaid expenses and other receivables	192	243
Inventories (Note 3)	1,739	1,056

Total current assets	6,235	5,872

PROPERTY AND EQUIPMENT, NET	232	231

LONG-TERM DEPOSITS	43	41

Total assets	$6,510	$6,144

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$991	$891
Related parties - trade payables	763	531
Advances from customers and deferred revenue	597	471
Other current liabilities	549	492

Total current liabilities	2,900	2,385

SHAREHOLDERS' EQUITY:
Share capital -
Series A Redeemable, Convertible Preferred shares, no par value - 500,000 shares authorized at June 30, 2010 and December 31, 2009; 0 shares issued and outstanding at June 30, 2010 and December 31, 2009	-	-
Preferred shares, no par value - 1,500,000 shares authorized at June 30, 2010 and December 31, 2009; 0 shares issued and outstanding at June 30, 2010 and December 31, 2009	-	-
Common shares, no par value - 30,000,000 shares authorized at June 30, 2010 and December 31, 2009; 6,678,968 and 6,626,468 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	-	-
Additional paid-in capital	14,132	14,042
Accumulated deficit	(9,961)	(9,932)
Accumulated other comprehensive loss	(561)	(351)

Total shareholders' equity	3,610	3,759

Total liabilities and shareholders' equity	$6,510	$6,144

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands, except per share data

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
	Unaudited

Revenues	$4,138	$4,516	$2,171	$2,095
Cost of revenues	2,588	2,875	1,302	1,385

Gross profit	1,550	1,641	869	710

Operating expenses:
Engineering and product development	268	269	96	133
Selling and marketing	604	584	290	265
General and administrative	730	665	363	331

Total operating expenses	1,602	1,518	749	729

Operating income (loss)	(52)	123	120	(19)
Financial income (expense), net	23	(72)	(17)	(99)

Net income (loss)	$(29)	$51	$103	$(118)

Basic net income (loss) per share	$(0.004)	$0.008	$0.015	$(0.018)

Diluted net income (loss) per share	$(0.004)	$0.008	$0.015	$(0.018)

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

U.S. dollars in thousands, except share data

				Other
	Common	Additional		accumulated	Total	Total
	shares	paid-in	Accumulated	comprehensive	comprehensive	shareholders'
	Number	capital	deficit	loss	loss	equity

Balance as of January 1, 2010	6,626,468	$14,042	$(9,932)	$(351)		$3,759

Stock compensation related to options granted to Telkoor's employees and other non-employee consultant	-	1	-	-		1
Stock compensation related to options granted to employees	-	43	-	-		43
Exercise of options granted to employees	52,500	46	-	-		46
Comprehensive income:
Net loss	-	-	(29)	-	$(29)	(29)
Foreign currency translation adjustments	-	-	-	(210)	(210)	(210)

Total comprehensive income					$(239)
Balance as of June 30, 2010 (unaudited)	6,678,968	$14,132	$(9,961)	$(561)		$3,610

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Six months ended June 30,
	2010	2009
	Unaudited
Cash flows from operating activities:

Net income (loss)	$(29)	$51
Adjustments required to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	30	64
Stock compensation related to options granted to employees	43	36
Stock compensation related to options granted to Telkoor's employees	1	31
Decrease (increase) in trade receivables, net	(334)	436
Decrease (increase) in prepaid expenses and other accounts receivable	47	(89)
Decrease (increase) in inventories	(737)	252
Increase (decrease) in accounts payable and related parties-trade payables	355	(1,219)
Increase in deferred revenues and other current liabilities	219	96

Net cash used in operating activities	(405)	(342)

Cash flows from investing activities:

Purchase of property and equipment	(41)	(37)

Net cash used in investing activities	(41)	(37)

Cash flows from financing activities:

Exercise of employees stock options	46	5

Net cash provided by financing activities	46	5

Effect of exchange rate changes on cash and cash equivalents	(170)	94

Decrease in cash and cash equivalents	(570)	(280)
Cash and cash equivalents at the beginning of the period	2,967	2,476

Cash and cash equivalents at the end of the period	$2,397	$2,196

Supplemental disclosure of non-cash activities:

Reclassification of inventory to fixed assets	$-	$74

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 1:-	GENERAL

a.
Digital Power Corporation (the "Company" or "DPC") was incorporated in 1969, under the General Corporation Law of the State of California. The Company and Digital Power Limited ("DPL"), a wholly owned subsidiary of the Company located in the United Kingdom, are currently engaged in the design, manufacture and sale of switching power supplies and converters. The Company has two reportable geographic segments - North America (sales through DPC) and Europe (sales through DPC and DPL).

b.
The Company depends on Telkoor Telecom Ltd. ("Telkoor"), a major shareholder of the Company and one of the Company’s third party subcontractors, for manufacturing capabilities in production of the products that the Company sells. If Telkoor is unable or unwilling to continue manufacturing the Company's products in required volumes on a timely basis, that could lead to loss of sales, and adversely affect the Company's operating results and cash position. The Company also depends on Telkoor's intellectual property and ability to transfer production to third party manufacturers. Failure to obtain new products in a timely manner or delay in delivery of product to customers will have an adverse effect on the Company's ability to meet its customers' expectations.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

a.
The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2009 are applied consistently in these financial statements. In addition, the following accounting policy is applied:

The accompanying unaudited consolidated financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of the financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2010.

b.	Accounting for stock-based compensation:

The Company has several stock-based employee compensation plans, which are described more fully in Note 4. The Company accounts for stock-based compensation in accordance with Accounting Standards Codification Statement ("ASC") 718 (formerly SFAS No. 123 (revised 2004)) “Stock compensation” (“ASC 718”).

The Company and its subsidiary apply ASC 718 and ASC 505-50 (formerly EITF 96-18) “Equity-Based Payments to Non-Employees” to options issued to non-employees. ASC 718 requires use of an option valuation model to measure the fair value of the options at the grant date.

DIGITAL POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 3:-	INVENTORIES

	June 30,	December 31,
	2010	2009
	Unaudited

Raw materials, parts and supplies	$401	$232
Work in progress	545	285
Finished products	793	539

	$1,739	$1,056

NOTE 4:-	ACCOUNTING FOR STOCK-BASED COMPENSATION

a.	Stock option plans:

1.	Under the Company's stock option plans, options may be granted to employees, officers, consultants, service providers and directors of the Company or its subsidiary.

2.
As of June 30, 2010, the Company has authorized, by three Incentive Share Option Plans, the grant of options to officers, management, other key employees and others of up to 513,000, 240,000 and 1,519,000, respectively, of the Company's common stock. As of June 30, 2010, options to purchase up to an aggregate of 725,905 shares of the Company's common stock are still available for future grant.

3.
The options granted generally become fully exercisable after four years and expire no later than 10 years from the date of the option grant. Any options that are forfeited or cancelled before expiration become available for future grants.

A summary of the Company's employee share option activity (except options to consultants and service providers) and related information is as follows:

	Six months ended June 30, 2010
	Amount of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value *)
Outstanding at the beginning of the period	825,240	$1.05
Exercised	(52,500)	0.89
Forfeited	(20,000)	1.20
Expired	(17,000)	2.38

Outstanding at the end of the period	735,740	1.03	4.84	$136

Exercisable options at the end of the period	575,240	$1.00	3.56	$443

*)	Calculation of aggregate intrinsic value is based on the share price of the Company's common stock as of June 30, 2010 ($1.10 per share).

DIGITAL POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 4:-	ACCOUNTING FOR STOCK-BASED COMPENSATION (Cont.)

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

No options were granted during the first six months of 2010.

As of June 30, 2010, there was $ 137 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a period of the next 38 months.

b.	Employee Stock Ownership Plan:

The Company has an Employee Stock Ownership Plan ("ESOP") covering eligible employees. The ESOP provides for the Employee Stock Ownership Trust ("ESOT") to distribute shares of the Company's Common shares as retirement benefits to the participants. The Company has not distributed shares since 1998. As of June 30, 2010, the ESOT held 167,504 Common shares.

NOTE 5:-	NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of the basic and diluted net earnings (loss) per share:

1.	Numerator:

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
	Unaudited

Net income (loss) available to Common shareholders	$(29)	$51	$103	$(118)

2.	Denominator:

Denominator for basic net income (loss) per share of weighted average number of common shares	6,651,860	6,616,481	6,675,104	6,616,499
Effect of dilutive securities:
Employee stock options	-	135,562	117,458	-

Denominator for diluted net income per common share	6,752,043	6,752,043	6,792,562	6,616,499

DIGITAL POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 6:-	SEGMENTS, MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

The Company has two reportable geographic segments; see Note 1 for a brief description of the Company's business.

The following data presents the revenues, expenditures and other operating data of the Company's geographic operating segments in accordance with Statement of Financial Accounting Standard No.131, "Disclosure About Segments of an Enterprise and Related Information".

	Six months ended June 30, 2010 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$2,390	$1,748	$-	$4,138
Intersegment revenues	30	108	(138)	-

Total revenues	$2,420	$1,856	$(138)	$4,138

Depreciation expense	$12	$18	$-	$30

Operating income (loss)	$(156)	$104	$-	$(52)

Financial income, net				$23

Net income (loss)	$(117)	$88	$-	$(29)

Expenditures for segment assets, net as of June 30, 2010	$33	$8	$-	$41

Identifiable assets as of June 30, 2010	$3,116	$3,394	$-	$6,510

	Six months ended June 30, 2009 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$2,127	$2,389	$-	$4,516
Intersegment revenues	151	13	(164)	-

Total revenues	$2,278	$2,402	$(164)	$4,516

Depreciation expense	$15	$49	$-	$64

Operating income (loss)	$(56)	$179	$-	$123

Financial expenses, net				$(72)

Net income (loss)	$(60)	$111	$-	$51

Expenditures for segment assets, net as of June 30, 2009	$11	$26	$-	$37

Identifiable assets as of June 30, 2009	$2,294	$3,383	$-	$5,677

DIGITAL POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 6:-	SEGMENTS, MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION (Cont.)

	Three months ended June 30, 2010 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$1,388	$783	$-	$2,171
Intersegment revenues	13	108	(121)	-

Total revenues	$1,401	$891	$(121)	$2,171

Depreciation expense	$5	$8	$-	$13

Operating income	$5	$115	$-	$120

Financial expenses, net				$(17)

Net income	$51	$52	$-	$103

Expenditures for segment assets as of June 30, 2010	$17	$3	$-	$20

Identifiable assets as of June 30, 2010	$3,116	$3,394	$-	$6,510

	Three months ended June 30, 2009 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$1,019	$1,076	$-	$2,095
Intersegment revenues	69	6	(75)	-

Total revenues	$1,088	$1,082	$(75)	$2,095

Depreciation expense	$7	$31	$-	$38

Operating income (loss)	$(20)	$1	$-	$(19)

Financial expenses, net				$(99)

Net loss	$(31)	$(87)	$-	$(118)

Expenditures for segment assets as of June 30, 2009	$4	$16	$-	$20

Identifiable assets as of June 30, 2009	$2,294	$3,383	$-	$5,677

- - - - - - - -

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We also have a wholly-owned subsidiary, Digital Power Limited ("DPL"), which operates under the brand name of “Gresham Power Electronics” (“Gresham”).  DPL is located in Salisbury, England, and it designs, manufactures and sells power products and system solutions mainly for the European marketplace, including power conversion, power distribution equipment, DC/AC (Direct Current/Active Current) inverters and UPS (Uninterrupted Power Supply) products. DPL’s defense business has specialists in the field of naval applications of power distribution.

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

In an effort to provide short lead-times, high quality products and competitive pricing to support our markets, we have entered into production agreements with several contract manufacturers located in China.  These agreements allow us to better control production costs and ensure high quality products deliverable in a timely manner to meet market demand.

We intend to remain an innovative leader in the development of cutting-edge custom power solutions and feature-rich products to meet any customer needs and requirements, rugged power systems to meet harsh and extreme operation environmental requirements, and high performance, high-efficiency, high-density and modular power systems.   We are focusing today on developing even more high-grade custom power system solutions for numerous customers in a broadly diversified range of markets and challenging environments. Each product development is based on best of class performance criteria, including unique, advanced feature sets and a special layout to meet our customers’ unique operating conditions where efficiency, size and time to market are key to their success.  We are taking initiatives to develop and sell high-efficiency “green power” solutions.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2010, COMPARED TO JUNE 30, 2009

Revenues

Our revenues increased by 3.6 % to $2,171,000 for the three months ended June 30, 2010, from $2,095,000 for the three months ended June 30, 2009. The increase in revenues is mainly due to higher sales of our standard commercial products. In addition, during the three months ended June 30, 2010, we generated revenues from the sale of a fully customized product solution for the medical industry, as part of our earlier strategy to transition away from a dependence on standard, commodity products. Revenues from our commercial products during this period increased by 44.5% to $1,893,000 for the three months ended June 30, 2010, from $1,310,000 for the three months ended June 30, 2009. Revenue from sales of our military products decreased by 64.6% to $278,000 for the three months ended June 30, 2010, from $785,000 for the three months ended June 30, 2009. The decrease in our revenue from our military products was mainly due to a delay in delivery of one of our major projects.

Revenues from our U.S. operations increased by 36.1% to $1,388,000 for the three months ended June 30, 2010, from $1,019,000 for the three months ended June 30, 2009. Revenues from our European operations of DPL decreased by 27.2% to $783,000 for the three months ended June 30, 2010, from $1,076,000 for the three months ended June 30, 2009. The increase in revenues in our U.S. operations is mainly due to higher sales of our standard commercial products. The decrease in revenues from our European operations is mainly attributable to a delay in delivery of one of our major projects in Europe.

For the six months ended June 30, 2010, our revenues decreased by 8.4% to $4,138,000, from $4,516,000 for the six months ended June 30, 2009. Revenues from our commercial products increased by 12.4% to $3,313,000 for the six months ended June 30, 2010, from $2,947,000 for the six months ended June 30, 2009. Revenues from our military products decreased by 47.4% to $825,000 for the six months ended June 30, 2010, from $1,569,000 for the six months ended June 30, 2009. The overall decrease in revenues is mainly attributable to the decrease in sales of our military products, which decline was due to a delay in delivery of one of our major projects in Europe, as discussed above.

For the six months ended June 30, 2010, revenues from our U.S. operations increased by 12.4% to $2,390,000, from $2,127,000 for the six months ended June 30, 2009. This increase in revenues is mainly attributable to an increase in sales of our standard commercial products. Revenues from our European operations of DPL decreased by 26.8% to $1,748,000 for the six months ended June 30, 2010, from $2,389,000 for the six months ended June 30, 2009. The decrease in revenues from our European operation is mainly attributable to a decrease in sales of our military products.

Gross Margins

Gross margins increased to 40.0% for the three months ended June 30, 2010, compared to 33.9% for the three months ended June 30, 2009. Gross margins for the six months ended June 30, 2010 increased to 37.5% compared to the gross margins of 36.3% for the six months ended June 30, 2009. The increase in gross margins for the six and three-month periods ended June 30, 2010 is mainly attributable to greater production of our products in Asia.

Engineering and Product Development

Engineering and product development expenses were $96,000, or 4.4% of revenues, for the three months ended June 30, 2010, compared to $133,000, or 6.4% of revenues, for the three months ended June 30, 2009. Engineering and product development expenses were $268,000, or 6.5% of revenues, for the six months ended June 30, 2010, compared to $269,000, or 6.0% of revenues, for the six months ended June 30, 2009. This decrease was primarily due to a temporary decrease in salary expenses during the three months ended June 30, 2010.

Selling and Marketing

Selling and marketing expenses were $290,000, or 13.4% of revenues, for the three months ended June 30, 2010, compared to $265,000, or 12.7% of revenues, for the three months ended June 30, 2009.  Selling and marketing expenses were $604,000, or 14.6% of revenues, for the six months ended June 30, 2010, compared to $584,000, or 12.9% of revenues, for the six months ended June 30, 2009. This increase was primarily due to an increase in salary expenses related to a separation agreement from a senior marketing staff member and an increase in other marketing expenses, partially offset by the temporary decrease in salary expenses mentioned above.

General and Administrative

General and administrative expenses were $363,000, or 16.7% of revenues, for the three months ended June 30, 2010, compared to $331,000, or 15.8% of revenues, for the three months ended June 30, 2009. General and administrative expenses were $730,000, or 17.6% of revenues, for the six months ended June 30, 2010, compared to $665,000, or 14.7% of revenues, for the six months ended June 30, 2009. The increase in general and administrative expenses during the three and six months ended June 30, 2010 was mainly due to an increase in salary expenses, attributable to the hiring of a full-time Chief Financial Officer and to an increase in general expenses, such as travel, offset by the temporary decrease in salary expenses mentioned above.

Financial Income (Expense)

Financial expense was $17,000 for the three months ended June 30, 2010, compared to financial expense of $99,000 for the three months ended June 30, 2009. Financial income was $23,000 for the six months ended June 30, 2010, compared to financial expense of $72,000 for the six months ended June 30, 2009. From time to time, we enter into forward contracts to hedge certain sales transactions which are denominated in foreign currencies. The change in financial results was due to foreign currency fluctuations during the respective periods and changes in the fair value of forward contracts.

Net Income (Loss)

For the three months ended June 30, 2010, we had a net income of $103,000 compared to a net loss of $118,000 for the three months ended June 30, 2009. The net income for the three months ended June 30, 2010 is due primarily to the increase in our revenues and gross margins and to the decrease in financial expenses. Net loss for the six months ended June 30, 2010 was $29,000 compared to a net income of $51,000 for the six months ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2010, we had cash and cash equivalents of $2,397,000 and working capital of $3,335,000. This compares with cash and cash equivalents of $2,967,000 and working capital of $3,487,000 at December 31, 2009. The decrease in cash and cash equivalents is due mainly to the increase in trade receivables and in inventories, offset by increases in accounts payable, related parties-trade payables, deferred revenues and other current liabilities. The decrease in working capital is mainly due to a decrease in cash and cash equivalents, offset partially by an increase in inventory and in trade receivables.

Net cash used in operating activities totaled $405,000 for the six months ended June 30, 2010, compared to net cash used in operating activities of $342,000 for the six months ended June 30, 2009. The net usage of cash from operating activities was mainly due to the net loss for the six months ended June 30, 2010 and an increase in inventories and trade receivables, offset by an increase in accounts payable, related parties-trade payables, deferred revenues and other current liabilities.

Net cash used in investing activities was $41,000 for the six months ended June 30, 2010, compared to net cash used in investing activities of $37,000 for the six months ended June 30, 2009. The net usage of cash from investing activities is due to an increase in the purchase of property and equipment.

Net cash provided by financing activities was $46,000 for the six months ended June 30, 2010 and $5,000 for the six months ended June 30, 2009, and was due to employees’ options exercised.

Our wholly-owned subsidiary, DPL, leases a 24,500 square-foot facility in Salisbury, United Kingdom, where it designs, develops, manufactures, markets and distributes commercial and military power products for the European and other international markets. Sales and service support staff for its European network of distributors are located within the building together with other functions, such as engineering and administration.  DPL’s rent expense is approximately $13,000 per month.  Although the lease expired on September 26, 2009, DPL continues to occupy the facility for business purposes under the protection of UK law.  DPL has now reached agreement with the building owner on the terms of a new lease. The building owner has granted a lease extension until September 8th 2010 to allow time for the full lease to be finalized.  The expired lease included certain repairing covenants, such as the requirement to redecorate and to generally keep in good repair both internal and external fabric of the building during the term of the lease.  DPL believes that it has met all of its obligations under the lease.

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

Although we experienced an operating income and a net income during the three months ended June 30, 2010, we experienced an operating loss and a net loss during the 6 months ended June 30, 2010 and during the year ended December 31, 2009, we have historically experienced net losses and we may experience net losses in the future.

For the three months ended June 30, 2010, we had an operating income of $120,000 and a net income of $103,000; however, for the six months ended June 30, 2010 we had an operating loss of $52,000 and a net loss of $29,000, and for the year ended December 31, 2009, we had an operating loss of $102,000 and a net loss of $148,000.  Although we have actively taken steps to reduce our costs, we may continue to incur operating and net losses in the future until we increase revenues by selling current and custom design products, transitioning to production stage of our custom design products and decreasing manufacturing costs through a greater use of contract manufacturers in Asia and other strategic locations.

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

Sales to customers outside of North America accounted for 70.21% of net revenues during the six months ended June 30, 2010 and for 50.87% of net revenues in the year ended December 31, 2009, and we expect that international sales will continue to represent a material portion of our total revenues. International sales are subject to the risks of international business operations as described above, as well as generally longer payment cycles, greater difficulty collecting accounts receivable, and currency restrictions.  In addition, DPL, our wholly-owned foreign subsidiary in the United Kingdom, supports our European and other international customers, distributors, and sales representatives, and therefore is also subject to local regulation.  International sales are also subject to the export laws and regulations of the United States and other countries.

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

Our products are complex, and, despite extensive testing, may contain defects or undetected errors or failures that may become apparent only after our products have been shipped to our customers and installed in their network or after product features or new versions are released. Any such defect, error or failure could result in failure of market acceptance of our products or damage to our reputation or relations with our customers, resulting in substantial costs for both us and our customers as well as the cancellation of orders, warranty costs and product returns. In addition, any defects, errors, misuse of our products or other potential problems within or out of our control that may arise from the use of our products could result in financial or other damages to our customers. Our customers could seek to have us pay for these losses. Although we maintain product liability insurance, it may not be adequate.

Our common stock price is volatile.

Our common stock is listed on the NYSE Amex and is thinly traded.  In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects.  The exercise of outstanding options and warrants may adversely affect our stock price and a shareholder’s percentage of ownership.  As of June 30, 2010, we had outstanding exercisable options to purchase an aggregate of 575,240 shares of common stock, with a weighted average exercise price of $1.00 per share, exercisable at prices ranging from $0.48 to $2.37 per share.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley of 2002
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 13, 2010

Digital Power Corporation

By:	/s/ Amos Kohn
Amos Kohn
President & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Assaf (Assi) Itshayek
Assaf (Assi) Itshayek
Chief Financial Officer
(Principal Financial and Accounting Officer)