Form 10-Q
period 2010-09-30
DIGITAL POWER CORP
filed 2010-11-05
CIK 896493

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________ .

Commission file number 1-12711
_________________
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

At November 5, 2010, the registrant had outstanding 6,678,968 shares of common stock.

DIGITAL POWER CORPORATION

DIGITAL POWER CORPORATION AND SUBSIDIARY

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2010

IN U.S. DOLLARS

UNAUDITED

INDEX

- - - - - - - -

The Board of Directors
Digital Power Corporation

Re:	Review of unaudited interim consolidated financial statements for the three and nine-month periods ended September 30, 2010

We have reviewed the accompanying interim consolidated balance sheet of Digital Power Corporation ("the Company") and its subsidiary as of September 30, 2010, and the related interim consolidated statements of operations and cash flows for the three and nine-month periods ended September 30, 2010 and 2009, and the interim statement of changes in shareholders' equity for the nine-month period ended September 30, 2010. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the interim consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER
November 5, 2010	A Member of Ernst & Young Global

DIGITAL POWER CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data
	September 30,	December 31,
	2010	2009
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,398	$2,967
Restricted cash	83	84
Trade receivables (net of allowance for doubtful accounts of $ 111 and $ 127 at September 30, 2010 and December 31, 2009, respectively)	2,585	1,522
Prepaid expenses and other receivables	165	243
Inventories (Note 3)	1,890	1,056

Total current assets	7,121	5,872

PROPERTY AND EQUIPMENT, NET	236	231

TECHNOLOGY, NET (Note 4)	479	-

LONG-TERM DEPOSITS	42	41

Total assets	$7,878	$6,144

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,158	$891
Related parties - trade payables	1,031	531
Advances from customers and deferred revenue	1,012	471
Other current liabilities	644	492

Total current liabilities	3,845	2,385

SHAREHOLDERS' EQUITY:
Share capital -
Series A Redeemable, Convertible Preferred shares, no par value - 500,000 shares authorized at September 30, 2010 and December 31, 2009; 0 shares issued and outstanding at September 30, 2010 and December 31, 2009	-	-
Preferred shares, no par value - 1,500,000 shares authorized at September 30, 2010 and December 31, 2009; 0 shares issued and outstanding at September 30, 2010 and December 31, 2009	-	-
Common shares, no par value - 30,000,000 shares authorized at September 30, 2010 and December 31, 2009; 6,678,968 and 6,626,468 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	-	-
Additional paid-in capital	14,150	14,042
Accumulated deficit	(9,658)	(9,932)
Accumulated other comprehensive loss	(459)	(351)

Total shareholders' equity	4,033	3,759

Total liabilities and shareholders' equity	$7,878	$6,144

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands, except per share data

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
	Unaudited

Revenues	$7,324	$6,224	$3,186	$1,708
Cost of revenues	4,624	4,071	2,036	1,196

Gross profit	2,700	2,153	1,150	512

Operating expenses:
Engineering and product development	429	405	161	136
Selling and marketing	857	834	253	250
General and administrative	1,084	1,022	354	357

Total operating expenses	2,370	2,261	768	743

Operating income (loss)	330	(108)	382	(231)
Financial income (expense), net	(56)	(46)	(79)	26

Net income (loss)	$274	$(154)	$303	$(205)

Basic net earnings (loss) per share	$0.041	$(0.023)	$0.045	$(0.031)

Diluted net earnings (loss) per share	$0.040	$(0.023)	$0.045	$(0.031)

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION AND SUBSIDIARY

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

U.S. dollars in thousands, except share data

				Other
	Common	Additional		accumulated	Total	Total
	shares	paid-in	Accumulated	comprehensive	comprehensive	shareholders'
	Number	capital	deficit	loss	loss	equity

Balance as of January 1, 2010	6,626,468	$14,042	$(9,932)	$(351)	-	$3,759

Stock compensation related to options granted to Telkoor's employees and other non-employee consultant	-	1	-	-	-	1
Stock compensation related to options granted to employees	-	61	-	-	-	61
Exercise of options granted to employees	52,500	46	-	-	-	46
Comprehensive income:
Net income	-	-	274	-	274	274
Foreign currency translation adjustments	-	-	-	(108)	(108)	(108)
Total comprehensive income
					$166
Balance as of September 30, 2010 (unaudited)	6,678,968	$14,150	$(9,658)	$(459)		$4,033

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Nine months ended September 30,
	2010	2009
	Unaudited
Cash flows from operating activities:

Net income (loss)	$274	$(154)
Adjustments required to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	38	56
Stock compensation related to options granted to employees	61	57
Stock compensation related to options granted to Telkoor's employees and other non-employee consultant	1	14
Decrease (increase) in trade receivables, net	(1,066)	612
Decrease (increase) in prepaid expenses and other accounts receivable	77	(73)
Decrease (increase) in inventories	(829)	459
Increase (decrease) in accounts payable and related parties- trade payables	762	(1,154)
Increase in deferred revenues	526	129
Increase in other current liabilities	149	54

Net cash used in operating activities	(7)	-

Cash flows from investing activities:

Purchase of property and equipment	(49)	(53)
Purchase of technology	(471)	-

Net cash used in investing activities	(520)	(53)

Cash flows from financing activities:

Proceeds from exercise of options	46	12

Net cash provided by financing activities	46	12

Effect of exchange rate changes on cash and cash equivalents	(88)	108

Increase (decrease) in cash and cash equivalents	(569)	67
Cash and cash equivalents at the beginning of the period	2,967	2,476

Cash and cash equivalents at the end of the period	$2,398	$2,543

Supplemental disclosure of non-cash activities:

Reclassification of inventory to fixed assets	$-	$74

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 1:-	GENERAL

a.
Digital Power Corporation (the "Company" or "DPC") was incorporated in 1969, under the General Corporation Law of the State of California. The Company and Digital Power Limited ("DPL"), a wholly owned subsidiary located in the United Kingdom, are currently engaged in the design, manufacture and sale of high-grade switching power supplies and solutions.  The Company also provides static frequency and AC/DC switching converters, including distributed power systems.  The Company has two reportable geographic segments - North America (sales through DPC) and Europe (sales through DPL).

b.
The Company depends on Telkoor Telecom Ltd. ("Telkoor"), a major shareholder of the Company and one of DPC's third party subcontractors, for some of its products know-how, and for its manufacturing capabilities in the production of some of the products that DPC sells. If Telkoor is unable or unwilling to continue manufacturing the Company's products in required volumes on a timely basis, that could lead to loss of sales, and adversely affect the Company's operating results and cash position. The Company also depends on Telkoor's intellectual property and ability to transfer production of some of Digital Power’s product line to third party manufacturers. Failure to obtain new products in a timely manner or delay in delivery of product to customers will have an adverse effect on the Company's ability to meet its customers' expectations.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

a.
The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2009 are applied consistently in these financial statements. In addition, the following accounting policy is applied:

The accompanying unaudited consolidated financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of the financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2010.

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

NOTE 3:-	INVENTORIES

	September 30,	December 31,
	2010	2009
	Unaudited

Raw materials, parts and supplies	$387	$232
Work in progress	514	285
Finished products	989	539

	$1,890	$1,056

NOTE 4:-	TECHNOLOGY, NET

On August 25, 2010, the Company and its wholly-owned subsidiary, DPL, entered into an agreement with Telkoor Power Supplies Ltd. (“TPS”), a subsidiary of Telkoor, pursuant to which, (1) TPS sold, assigned and conveyed to DPL all of its rights, title and interest in and to the intellectual property associated with the Compact Peripheral Component Interface 600 W AC/DC power supply series (the “Assets” or "IP") and (2) DPL granted to TPS an irrevocable license to sell the Assets in Israel on an exclusive basis. In consideration for the purchase of the IP, DPL has paid TPS $480.  The consideration for the license provided to TPS to sell the Assets in Israel is a royalty fee of 15% of TPS's direct production costs of sales, due on a quarterly basis.

TPS will provide the Company reasonable training and technical support, if necessary, for a period of 60 months in order to enable the Company to properly and effectively use the IP to manufacture the Assets. In accordance with the agreement, the consideration for the IP may be reduced over a four year period in the event that annual sales for each fiscal year between 2011 and 2014 are less than a fixed threshold of units on an annual basis based on an offset value per unit as described in the agreement. If there is a shortfall in sale of units in one annual period and, in the subsequent period, the Company sells more than the fixed unit threshold, this difference will be offset from any reduced consideration in any annual periods between  2011and 2014.

Since the transaction was made between two related parties, an external independent valuation has been prepared in order to support the fair value of the IP purchased in accordance with ASC 820.

The useful life of the IP has been determined to be five years and the amortization method is straight line as management considers this method as the most appropriate.

DIGITAL POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 5:-	ACCOUNTING FOR STOCK-BASED COMPENSATION

a.	Stock option plans:

1.	Under the Company's stock option plans, options may be granted to employees, officers, consultants, service providers and directors of the Company or its subsidiary.

2.
As of September 30, 2010, the Company has authorized, by three Incentive Share Option Plans, the grant of options to officers, management, other key employees and others of up to 513,000, 240,000 and 1,519,000, respectively, of the Company's common stock. As of September 30, 2010, options to purchase up to an aggregate of 762,645 shares of the Company's common stock are still available for future grant.

3.
The options granted generally become fully exercisable after four years and expire no later than 10 years from the date of the option grant. Any options that are forfeited or cancelled before expiration become available for future grants.

A summary of the Company's employee share option activity (except options to consultants and service providers) and related information is as follows:

	Nine months ended September 30, 2010
	Amount of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate Intrinsic value *)
Outstanding at the beginning of the period	825,240	$1.05
Exercised	(52,500)	0.89
Forfeited	(56,740)	1.19
Expired	(17,000)	2.38

Outstanding at the end of the period	699,000	$1.02	4.49	121

Exercisable options at the end of the period	599,750	$1.00	3.69	240

*)	Calculation of aggregate intrinsic value is based on the share price of the Company's common stock as of September 30, 2010 ($ 1.08 per share).

DIGITAL POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 5:-	ACCOUNTING FOR STOCK-BASED COMPENSATION (Cont.)

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

No options were granted during the first nine months of 2010.

As of September 30, 2010, there was $ 119 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a period of the next 38 months.

b.	Employee Stock Ownership Plan:

The Company has an Employee Stock Ownership Plan ("ESOP") covering eligible employees. The ESOP provides for the Employee Stock Ownership Trust ("ESOT") to distribute shares of the Company's common shares as retirement benefits to the participants. The Company has not distributed shares since 1998. As of September 30, 2010, the ESOT held 167,504 common shares.

NOTE 6:-	NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of the basic and diluted net earnings (loss) per share:
a.          Numerator:
	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
	Unaudited

Net income (loss) available to common shareholders	$274	$(154)	$303	$(205)

b.          Denominator:

Denominator for basic net earnings (loss) per share of weighted average number of common shares	6,660,996	6,615,708	6,678,968	6,615,708
Effect of dilutive securities:
Employee stock options	126,191	96,154	106,810	42,439

Denominator for diluted net earnings per common share	6,787,187	6,711,862	6,785,778	6,658,147

DIGITAL POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 7:-	SEGMENTS, MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

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

	Nine months ended September 30, 2010 (unaudited)
	DPC	DPL	Eliminations		Total

Revenues	$4,174	$3,150	$		$7,324
Intersegment revenues	59	129		(188)	-

Total revenues	$4,233	$3,279		$(188)	$7,324

Depreciation expense	$16	$26		$-	$42

Operating income	$53	$277		$-	$330

Financial expenses, net					$56

Net income	$47	$227		$-	$274

Expenditures for segment assets, net as of September 30, 2010	$42	$7		$-	$49

Identifiable assets as of September 30, 2010	$3,524	$4,354		$-	$7,878

	Nine months ended September 30, 2009 (unaudited)
	DPC	DPL	Eliminations		Total

Revenues	$2,673	$3,551	$		$6,224
Intersegment revenues	155	23		(178)	-

Total revenues	$2,828	$3,574		$(178)	$6,224

Depreciation expense	$23	$33		$-	$56

Operating income (loss)	$(354)	$246		$-	$(108)

Financial expenses, net					$46

Net income (loss)	$(372)	$218		$-	$(154)

Expenditures for segment assets, net as of September 30, 2009	$13	$40		$-	$53

Identifiable assets as of September 30, 2009	$2,237	$3,316		$-	$5,553

DIGITAL POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 7:-	SEGMENTS, MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION (Cont.)

	Three months ended September 30, 2010 (unaudited)
	DPC	DPL	Eliminations		Total

Revenues	$1,784	$1,402	$		$3,186
Intersegment revenues	29	21		(50)	-

Total revenues	$1,813	$1,423		$(50)	$3,186

Depreciation expense	$4	$9		$-	$13

Operating income	$164	$218		$-	$382

Financial expenses, net					$79

Net income	$164	$139		$-	$303

Expenditures for segment assets as of September 30, 2010	$8	$-		$-	$8

Identifiable assets as of September 30, 2010	$3,524	$4,354		$-	$7,878

	Three months ended September 30, 2009 (unaudited)
	DPC	DPL	Eliminations		Total

Revenues	$546	$1,162	$		$1,708
Intersegment revenues	4	10		(14)	-

Total revenues	$550	$1,172		$(14)	$1,708

Depreciation expense (income)	$8	$(14)		$-	$(6)

Operating income (loss)	$(298)	$67		$-	$(231)

Financial income, net					$26

Net income (loss)	$(312)	$107		$-	$(205)

Expenditures for segment assets as of September 30, 2009	$2	$14		$-	$16

Identifiable assets as of September 30, 2009	$2,237	$3,316		$-	$5,553

- - - - - - - -

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We believe that we are one of the first companies in the power solutions industry to introduce a product strategy based on the premise that products developed with an extremely flexible architecture enable rapid modifications to meet unique customer requirements for non-standard output voltages. The development and implementation of this strategy has resulted in broad acceptance in the telecom/industrial, and increasingly in the medical market segments for our new line of high density and high efficiency power products.  These products set an industry standard for providing high-power output in package sizes that are among the smallest available for such commercial products.

We market and sell our products to many diverse market segments, including the telecom, industrial, medical and military/defense industries.  Our products serve a global market, with an emphasis on North America and Europe.  We offer a broad product variety, including a full custom product design and production, front-end power distribution systems, high-grade, full-featured open frame power switchers and a Compact-PCI supporting a power range of 200 to 600 watts in two form factors 3U and 6U for both commercial and military markets.  We also have some of the densest and most efficient products available in the marketplace today, supporting a power range of 100 to 400 watts.  In addition to developing and manufacturing full custom design products, we also sell PoE (Power over Ethernet) products and provide services and solutions based on standard design, modified-standard and value added products.  Our product solution power range is scalable from 50 to 25,000 watts.

In an effort to provide short lead-times, high quality products and competitive pricing to support our markets, we have entered into production agreements with several Asia-Pacific contract manufacturers.  These agreements allow us to better control production costs and ensure high quality products deliverable in a timely manner to meet our market demand.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010, COMPARED TO SEPTEMBER 30, 2009

Revenues

Our revenues increased by 86.5 % to $3,186,000 for the three months ended September 30, 2010, from $1,708,000 for the three months ended September 30, 2009. The increase in revenues is mainly due to higher sales of our standard and custom design commercial products and our military products. During the three months ended September 30, 2010, we generated revenues from the sale of a fully customized product solution for the medical market, as part of our earlier strategy to transition away from a dependence on standard, commodity products. In addition, during this period, we successfully delivered one of our major military projects. Revenues from sales of our commercial products during this period increased by 100.2% to $2,246,000 for the three months ended September 30, 2010, from $1,122,000 for the three months ended September 30, 2009. Revenues from sales of our military products increased by 60.4% to $940,000 for the three months ended September 30, 2010, from $586,000 for the three months ended September 30, 2009. The increase in our revenue from our military products was mainly due to the delivery of one of our major defense projects.

Revenues from our U.S. operations increased by 226.7% to $1,784,000 for the three months ended September 30, 2010, from $546,000 for the three months ended September 30, 2009. Revenues from our European operations of DPL increased by 20.7% to $1,402,000 for the three months ended September 30, 2010, from $1,162,000 for the three months ended September 30, 2009. The increase in revenues in our U.S. operations is mainly due to higher sales of our standard commercial products and to revenues from the sale of a fully customized product solution for the medical industry. The increase in revenues from our European operations is mainly attributable to the delivery of one of our major military projects in Europe.

For the nine months ended September 30, 2010, our revenues increased by 17.7% to $7,324,000, from $6,224,000 for the nine months ended September 30, 2009. Revenues from sales of our commercial products increased by 37.7% to $5,602,000 for the nine months ended September 30, 2010, from $4,069,000 for the nine months ended September 30, 2009. Revenues from our sales of military products decreased by 20.1% to $1,722,000 for the nine months ended September 30, 2010, from $2,155,000 for the nine months ended September 30, 2009. The decrease in revenues of our military products is mainly attributable to differentials in the phasing of such large capital projects.

For the nine months ended September 30, 2010, revenues from our U.S. operations increased by 56.2% to $4,174,000, from $2,673,000 for the nine months ended September 30, 2009. This increase in revenues is mainly attributable to an increase in sales of our standard commercial products and the sale of a fully customized product solution for the medical industry, as discussed above. Revenues from our European operations of DPL decreased by 11.3% to $3,150,000 for the nine months ended September 30, 2010, from $3,551,000 for the nine months ended September 30, 2009. The decrease in revenues from our European operation is mainly attributable to the decrease in sales of our military products, as explained above.

Gross Margins

Gross margins increased to 36.1% for the three months ended September 30, 2010, compared to 30.0% for the three months ended September 30, 2009. Gross margins for the nine months ended September 30, 2010 increased to 36.9% compared to gross margins of 34.6% for the nine months ended September 30, 2009. The increase in gross margins for the nine and three-month periods ended September 30, 2010 is mainly attributable to the increase in revenue with a similar level of fixed cost structure.

Engineering and Product Development

Engineering and product development expenses were $161,000, or 5.1% of revenues, for the three months ended September 30, 2010, compared to $136,000, or 8.0% of revenues, for the three months ended September 30, 2009. Engineering and product development expenses were $429,000, or 5.9% of revenues, for the nine months ended September 30, 2010, compared to $405,000, or 6.5% of revenues, for the nine months ended September 30, 2009. The increase is attributable to salary-related expenses due to the fact that during the three months ended September 30, 2009, we had a temporary decrease in salary-related expenses.

Selling and Marketing

Selling and marketing expenses were $253,000, or 7.9% of revenues, for the three months ended September 30, 2010, compared to $250,000, or 14.6% of revenues, for the three months ended September 30, 2009.  Selling and marketing expenses were $857,000, or 11.7% of revenues, for the nine months ended September 30, 2010, compared to $834,000, or 13.4% of revenues, for the nine months ended September 30, 2009. The increase in selling and marketing expenses for the nine months ended September 30, 2010 was primarily due to an increase in salary expenses related to a separation agreement from a senior marketing staff member, and to an increase in other marketing expenses, partially offset by the temporary decrease in salary-related expenses during the three months ended June 30, 2010.

General and Administrative

General and administrative expenses were $354,000, or 11.1% of revenues, for the three months ended September 30, 2010, compared to $357,000, or 20.9% of revenues, for the three months ended September 30, 2009. General and administrative expenses were $1,084,000, or 14.8% of revenues, for the nine months ended September 30, 2010, compared to $1,022,000, or 16.4% of revenues, for the nine months ended September 30, 2009. The increase in general and administrative expenses during the nine months ended September 30, 2010 was mainly due to an increase in salary expenses, attributable to the hiring of a full-time Chief Financial Officer, and to an increase in general expenses, such as travel, offset by a temporary decrease in salary-related expenses during the three months ended June 30, 2010.

Financial Income (Expense)

Financial expense was $79,000 for the three months ended September 30, 2010, compared to financial income of $26,000 for the three months ended September 30, 2009. Financial expense was $56,000 for the nine months ended September 30, 2010, compared to financial expense of $46,000 for the nine months ended September 30, 2009. From time to time, we enter into forward contracts to hedge certain sales transactions which are denominated in foreign currencies. The change in financial results was due to foreign currency fluctuations during the respective periods and changes in the fair value of forward contracts.

Net Income (Loss)

For the three months ended September 30, 2010, we had a net income of $303,000 compared to a net loss of $205,000 for the three months ended September 30, 2009. Net income for the nine months ended September 30, 2010 was $274,000 compared to a net loss of $154,000 for the nine months ended September 30, 2009. The increase in the net income for the three and nine months ended September 30, 2010 is due primarily to the increase in our revenues and gross margins, partially offset by the increase in our financial expenses.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2010, we had cash and cash equivalents of $2,398,000 and working capital of $3,276,000. This compares with cash and cash equivalents of $2,967,000 and working capital of $3,487,000 at December 31, 2009. The decrease in cash and cash equivalents is due mainly to the completion of the purchase of a technology for a consideration of $480,000, and to an increase in trade receivables and in inventories, offset by increases in accounts payable, related parties-trade payables, deferred revenues and other current liabilities. The decrease in working capital is mainly due to a decrease in cash and cash equivalents, offset partially by an increase in inventory and in trade receivables.

Net cash used in operating activities totaled $7,000 for the nine months ended September 30, 2010, compared to net cash provided by operating activities of $0 for the nine months ended September 30, 2009. The net usage of cash from operating activities was mainly due to the net income for the nine months ended September 30, 2010, and to an increase in accounts payable, related parties-trade payables, deferred revenues and other current liabilities, offset by an increase in inventories and trade receivables.

Net cash used in investing activities was $520,000 for the nine months ended September 30, 2010, compared to net cash used in investing activities of $53,000 for the nine months ended September 30, 2009. The net usage of cash from investing activities is due to the purchase of technology for a consideration of $480,000. In particular, on August 25, 2010, the Company and its wholly-owned subsidiary, DPL, entered into an agreement with Telkoor Power Supplies Ltd. (“TPS”), a subsidiary of Telkoor, pursuant to which, (1) TPS sold, assigned and conveyed to DPL all of its rights, title and interest in and to the intellectual property associated with the Compact Peripheral Component Interface 600 W AC/DC power supply series (the “Assets” or "IP") and (2) DPL granted to TPS an irrevocable license to sell the Assets in Israel on an exclusive basis. In consideration for the purchase of the IP, DPL has paid TPS $480,000. The consideration for the license provided to TPS to sell the Assets in Israel is a royalty fee of 15% of TPS's direct production costs of sales, due on a quarterly basis.

TPS will provide the Company reasonable training and technical support, if necessary, for a period of 60 months in order to enable the Company to properly and effectively use the IP to manufacture the Assets. In accordance with the agreement, the consideration for the IP may be reduced over a four year period in the event that annual sales for each fiscal year between 2011 and 2014 are less than a fixed threshold of units on an annual basis based on an offset value per unit as described in the agreement. If there is a shortfall in sale of units in one annual period and, in the subsequent period, the Company sells more than the fixed unit threshold, this difference will be offset from any reduced consideration in any annual periods between 2011 and 2014.

Since the transaction was made between two related parties, an external independent valuation has been prepared in order to support the fair value of the IP purchased in accordance with ASC 820.

The useful life of the IP has been determined to be five years and the amortization method is straight line as management considers this method the most appropriate.

Net cash provided by financing activities was $46,000 for the nine months ended September 30, 2010 and $12,000 for the nine months ended September 30, 2009, and was due to employees’ options exercised.

Our wholly-owned subsidiary, DPL, leases a 24,500 square-foot facility in Salisbury, United Kingdom, where it designs, develops, manufactures, markets and distributes commercial and military power products for the European and other international markets. Sales and service support staff for its European network of distributors are located within the building together with other functions, such as engineering, manufacturing and administration DPL’s rent expense is approximately $13,000 per month.  On September 27, 2010, DPL signed a lease with the building’s owners for a rent equal to that for the lease that recently expired.  The lease, which commenced on September 29, 2010, is for a period of fifteen years with an option for DPL to cancel after ten years.  DPL agreed to perform certain decoration work upon commencement of the lease.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES

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

Although we experienced an operating income and a net income during the nine months ended September 30, 2010, we experienced an operating loss and a net loss during the year ended December 31, 2009, we have historically experienced net losses and we may experience net losses in the future.

For the three months ended September 30, 2010, we had an operating income of $382,000 and a net income of $303,000; for the nine months ended September 30, 2010 we had an operating income of $330,000 and a net income of $274,000, and for the year ended December 31, 2009, we had an operating loss of $102,000 and a net loss of $148,000.  Although we have actively taken steps to increase our revenue and reduce our costs, we may incur operating and net losses in the future unless we continue to increase revenues by selling current and custom design products, transitioning to production stage of our custom design products and decreasing manufacturing costs through a greater use of contract manufacturers in Asia and other strategic locations.

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

As a result of our strategic focus on custom power system solutions, we will continue to devote significant resources to developing custom products for a large number of customers, where each product represents a uniquely tailored solution for a specific customer’s requirements.  A failure to meet these customer product requirements or a failure to meet production schedules and/or product quality standards may put us at risk with one or more of these customers.  The loss of one or more of our significant custom power supply solution customers could have a material adverse impact on our revenues, business or financial condition.

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

Sales to customers outside of North America accounted for 59.4% of net revenues during the nine months ended September 30, 2010 and for 50.87% of net revenues in the year ended December 31, 2009, and we expect that international sales will continue to represent a material portion of our total revenues. International sales are subject to the risks of international business operations as described above, as well as generally longer payment cycles, greater difficulty collecting accounts receivable, and currency restrictions.  In addition, DPL, our wholly-owned foreign subsidiary in the United Kingdom, supports our European and other international customers, distributors, and sales representatives, and therefore is also subject to local regulation.  International sales are also subject to the export laws and regulations of the United States and other countries.

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

Our common stock price is volatile.

Our common stock is listed on the NYSE Amex and is thinly traded.  In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects.  The exercise of outstanding options and warrants may adversely affect our stock price and a shareholder’s percentage of ownership.  As of September 30, 2010, we had outstanding exercisable options to purchase an aggregate of 599,750 shares of common stock, with a weighted average exercise price of $1.02 per share, exercisable at prices ranging from $0.48 to $2.37 per share.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

On November 3, 2010, the Company issued a press release announcing its financial results for the third quarter ended September 30, 2010.  A copy of the press release is furnished as Exhibit 99.1 hereto.

ITEM 6.	EXHIBITS

Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release, dated November 3, 2010, issued by Digital Power Corporation

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 5, 2010

Digital Power Corporation

By:	/s/ Amos Kohn
Amos Kohn
President & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Assaf (Assi) Itshayek
Assaf (Assi) Itshayek
Chief Financial Officer
(Principal Financial and Accounting Officer)