Form 10-K
period 2010-12-31
DIGITAL POWER CORP
filed 2011-03-30
CIK 896493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☑

As of June 30, 2010, the aggregate market value of the voting common stock held by non-affiliates was approximately $7,289,115 based upon the closing price of the common stock on the NYSE Amex on that date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 29, 2011, the number of shares of common stock outstanding was 6,698,968.

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

           We market and sell our products to many diverse market segments, including the telecom, industrial, medical and military/defense industries.  Our products serve a global market, with an emphasis on North America and Europe.  We offer a broad product variety, including a full custom product design and production, unique high-speed switching power front-end, modified-standard and value added products, open-frame, Compact-PCI, ATSC, Micro TCA Front-Ends Systems and PoE (Power over Ethernet) product solutions, providing power output from 50 to 24,000 watts.

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

Custom Power System Solution.    We provide high-grade custom power system solutions to numerous customers in multiple industry segments. Each custom solution that we develop is based on high power density and a special layout to meet each of our customer’s unique operation environments where efficiency, size and performance are key.   We combine our power design capabilities with the latest circuit designs to provide complete power solutions for virtually any need.   In the design of custom power solutions, we work closely with our customers’ engineering teams to develop mechanical enclosures to ensure 100% compatibility with any hosted platform.

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

High-Grade Flexibility Series Power Supply Product.   While some of our customers have special requirements that include a full custom design, other customers may require only certain electrical changes to standard power supply products, such as modified output voltages and unique status and control signals, and mechanical repackaging tailored to fit the specific application. We offer a wide range of standard and modified standard products that can be easily integrated with any platform across our diversified market segments.

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

Our products have a warranty period from date of shipment to the customer.

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

Our products are sold in North America and Europe directly by our sales force and through a network of manufacturers’ representatives and distributors.  In 2009, we implemented a new sales strategy to identify and focus on strategic accounts. This strategy allows us to maintain a close and direct relationship with them, which positions us as the supplier of choice for these customers’ challenging, innovative and demanding new product requirements.  In striving for additional market share, we simultaneously strengthen our traditional sales channels of manufacturer representatives and distributors. We plan to continue to build more channels and increase our market share through 2011.

Commercial Customers.   Our commercial customers include medical, telecom, and industrial companies located throughout the world, with an emphasis on North America and Europe. Our products are deployed in a variety of applications and operate in a broad range of systems where customers require mission critical power reliability.  Examples of the commercial markets we serve and products for these markets include:

▪	Medical (Non-patient Contact)
▪	Imaging, dispensing equipment
▪	Ventilators
▪	Dialysis, endoscopy, surgical equipment
▪	Ultrasound, MRI
▪	Oxygen concentration

▪	Telecom
▪	Switches
▪	Routers
▪	Servers
▪	Broadband networks and video broadcast systems
▪	Fiber optic networks
▪	Wireless systems

▪	Industrial Process Equipment and Embedded Controls
▪	Packaging equipment, pumps, CNC machines, laser
▪	Intelligent / LED lighting
▪	Industrial printers
▪	Laboratory and diagnostic equipment
▪	ATE (Automatic Test Equipment), scientific
▪	Advanced projectors

These product solutions, which include standard, modified-standard or full custom designs, are designed to meet our customers’ requirements.  Customers who have implemented our power supply product solutions, or customers for whom we are currently developing products, include: Tyco, Ericsson, Qualcomm, Elma Group, Inc., Cisco, Inogen, Aurora Networks, Agilent, GE Medical, Goss International, Arris, Martin Lightning and Harmonic Inc., among others.

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

Full custom military project services:
•	Program management for each project
•	Quality assurance and control:
o	ISO 9001: 2008 and ISO 17025: 2005 certified
o	Compliance with Mil-Q-9858A
o	Compliance with environmental testing in accordance with MIL-STD-810
o	FRACAS (Failure Reporting, Analysis, and Corrective Action System)
o	100% screening, including ESS (Environmental Stress Screening) and ATP (Acceptance Test Procedure) with random vibration and temperature cycling tests
•	Product Tests:
o	Vertical Random Vibration
o	Sine Sweep Vibrations
o	Shock
o	Salt
o	Fog
o	Polar Temperatures

Typical Product Features:
•	Wide input voltage range
•	Multi-output voltages (DC and AC)
•	Fully approved according to MIL-STD-704, MIL-STD-1275 and MIL-STD-1399
•	Environmental conditions per MIL-STD-810
•	EMI/RFI per MIL-STD-461

•	Wide operating temperature range of -40°C up to +105°C
•	Power output up to 72,000 Watts (3 x 24,000 Watts system)
•	High switching frequency up to 500KHz
•	High efficiency up to 90%
•	High power density up to 26 watts/inch3
•	Power factor correction
•	Redundancy and hot swap N+1
•	Switching Frequency sync to external clock
•	Free convection, forced air cooling and base plate cooling

Strategy

Our strategy is to be the supplier of choice to those companies and OEMs requiring high-quality power system solutions where custom design, superior product, high quality, time to market and very competitive prices are critical to business success. We believe that we provide advanced custom product design services to deliver high-grade products that reach a high level of efficiency and density and can meet rigorous environmental requirements. Our customers benefit from a direct relationship with us that supports all of their needs for designing and manufacturing power solutions and products. By implementing our advanced core technology, including process implementation in integrated circuits, we can provide cost reductions to our customers by replacing their existing power sources with our custom design cost-effective products.

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

Furthermore, we believe that we have the talent and engineering experience to satisfy any of our customers’ product or platform requirements.  If an OEM customer specifies a different set of power system parameters, we will custom design or modify a product to meet the OEM’s requirements    With a wide range of solutions from our custom designs to our high-grade flexibility series products, our professional design team can provide economical and timely product solutions to our OEM customers.  In addition, as our power systems meet all appropriate environmental requirements and safety standards, our smaller OEM customers can expedite the process of independent safety agency testing by companies such as Underwriters Laboratories, and save considerable expense.   By offering OEM customers a new choice with Digital Power’s custom, flexibility series, high-grade and high-efficiency power system solutions, we believe we provide certain strategic advantages over our competitors.

Digital Power Limited (Gresham Power Electronics)

DPL, our wholly-owned subsidiary organized and headquartered in Salisbury, England, designs, manufactures, and distributes switching power supplies, uninterruptible power supplies, and power conversion and distribution equipment frequency converters for the commercial and military markets, under the name Gresham. Frequency converters manufactured by Gresham are used by navel warships to convert their generated 60-cycle electricity supply to 400 cycles.  This 400-cycle supply is used to power their critical equipment such as gyro, compass, and weapons systems.  Gresham also designs and manufactures transformer rectifiers for naval use.  Typically, these provide battery supported back up for critical DC systems, such as machinery and communications.  In addition, higher power rectifiers are used for the starting and servicing of helicopters on naval vessels, and Gresham now supplies these as part of overall helicopter start and servicing systems.  We believe that Gresham products add diversity to our product line, provide greater access to the United Kingdom and European markets, and strengthen our engineering and technical resources.  For the years ended December 31, 2010 and 2009, Gresham contributed approximately 44% and 51%, respectively, to our gross revenues.

Manufacturing and Testing

Consistent with our strategy of focusing on custom design products and high-grade flexibility series products, we aim to maintain a high degree of flexibility in our manufacturing through the use of strategically focused contract manufacturers.   We select contract manufacturers to ensure that they will meet our near term cost, delivery, and quality goals.  In addition, we believe these relationships will eventually give us access to new markets and beneficial cross-licensing opportunities.  The competitive nature of the power supply industry has placed continual downward pressure on selling prices.  In order to achieve our low cost manufacturing goals with labor-intensive products, we have entered into production agreements with certain contract manufacturers in Asia.  At present, our principal contract manufacturers in Asia are Winco-Power Technology, Shenzhen Watt Electronics, Ultra Level Tech Co. Ltd, and Energy Recovery Products.

We sell certain products that are developed, manufactured and sold to us by Telkoor, an Israeli company that currently holds 43.25% of our outstanding common stock.   In coordination with Telkoor, and in order to accelerate delivery and reduce the cost of some of the products we purchase from Telkoor, we have obtained the right to order products directly from Telkoor’s contract manufacturers, as well as from our own contract manufacturers in China, in exchange for the payment of a commission to Telkoor.

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

Some of our products are subject to ITAR, which is administered by the U.S. Department of State. ITAR controls not only the export of certain products specifically designed, modified, configured or adapted for military systems, but also the export of related technical data and defense services and foreign production. We obtain required export licenses for any exports subject to ITAR. Compliance with ITAR may require a prolonged period of time; if the process of obtaining required export licenses for products subject to ITAR is delayed, it could have a materially adverse effect on our business, financial condition, and operating results. Any future restrictions or charges imposed by the United States or any other country on our international sales or sales by the operations of DPL, our foreign subsidiary, could have a materially adverse effect on our business, financial condition, and operating results. In addition, from time to time, we entered into contracts with defense contract manufacturers for the government of Israel’s defense programs, which were funded by, and governed by the regulations of, the U.S. Foreign Military Financing program.

Sales and Marketing

We market our products directly through our internal sales force as well as through a partner network of independent manufacturer representatives and distributors.  Each representative organization is responsible for managing sales in a particular geographic territory.  Generally, the representative has the opportunity to earn exclusive access to all potential customers in the assigned territory as a result of achieving its marketing and sales goals as defined in the representative agreement. Our manufacturer representative agreements provide for a commission equal to 5% of net sales, payable after the product is shipped, for any direct sale contribution.  Typically, either we or the representative organization may terminate the agreement upon 30 days’ written notice.

Historically, we have also sold products through multiple distributor arrangements which do not specify a particular territory.  Each of these arrangements can be terminated by either party upon 30 days’ written notice.

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

Engineering and Technology

Our engineering and product development efforts are primarily directed toward developing new products in connection with custom product design and modification of our standard power systems to provide a broad array of individual models.  In the years ended December 31, 2010 and 2009, we expended a total of $561,000 and $556,000, respectively, on engineering and product development.

Our new custom product design solutions are driven by our ability to provide to our customers advanced technology that meets their product needs and supports special operation and environmental requirements, with a short turnaround time and a very competitive price point. We believe that we are successfully executing our strategic account focus, as evidenced by the award of second and third generation product development contracts from some of these customers.  Our standard contract for custom power solutions includes a multi-year high-volume production forecast that could allow us to secure long-term production guarantees while providing an environment that promotes the development of our IP portfolio.

We also partner with various design and contract engineering firms for development of some of our new products supported by our internal engineering services staff.  Furthermore, we continue to leverage the close relationship we have with one of our major shareholders, Telkoor, to introduce new products that Telkoor develops for its market and makes available for us. Finally, from time to time, we modify standard products to meet specific customer requirements, including, but not limited to, converting commercial products into full military MIL-SPEC products and other unique modification and adjustments, when applicable. We are experiencing an increasing demand for ruggedization of commercial products for military applications. To meet that requirement, our engineering team continues to ruggedize commercial products, which we sell as commercial off the shelf products to some of our military customers. We continually seek to improve our product power density, adaptability, and efficiency, while attempting to anticipate changing market demands for increased functionality, such as PFC (power factor correction) and improved EMI (electromagnetic interference) filtering. We continue to differentiate all of our products from commodity-type products by enhancing, modifying and customizing our existing product portfolio, using our Freemont, California engineering lab. In August 2010, we purchased the IP and production packages of the compact peripheral component interface (Compact PCI, or CPCI) 600 Watt AC/DC power supply series from Telkoor Power Systems Ltd. (TPS).  The IP was purchased in order to decrease lead time and the costs associated with the production process.  We have gained from this purchase a rich portfolio of industry-leading CPCI AC/DC power supplies delivering 600 Watts of continuous power. These hot-swappable power supplies feature N+1 redundant connection and active load current share. This IP strategic acquisition expands our presence in telecom, broadcast, advanced multimedia and military applications that require increasing amounts of power.  As a result of this purchase, we have decreased our manufacturing costs.

Competition

The power system solutions industry is highly fragmented and characterized by intense competition.  Our competition includes hundreds of companies located throughout the world, some of which have advantages over us in terms of labor and component costs, and some of which may offer products comparable in quality to ours.  Many of our competitors, including Power-One, Emerson (Astec) Technologies, Inc., Lambda Electronics, and Mean-Well Power Supplies, have substantially greater fiscal and marketing resources and geographic presence than we do.  If we are successful in increasing our revenues, competitors may notice and increase competition with our customers.  We also face competition from current and prospective customers who may decide to design and manufacture internally power supplies needed for their products.  Furthermore, certain larger OEMs tend to contract only with larger power supply manufacturers.

In April 2008, Telkoor, one of our major shareholders and strategic suppliers, signed a “Private Label” agreement with Murata Power Solutions in Canada to sell Telkoor’s products under the Murata brand name. This agreement positions Murata as a direct competitor of ours with respect to the sale of Telkoor’s products in North America. However, this agreement expires in April 2011.

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

We believe that our power system solutions and advanced product design have significant advantages in the power supply solutions market because they have higher efficiency and high-power density, or power-to-volume ratio, which make them smaller than the solutions offered by our competitors and can thus fit well in numerous custom environments in compliance with our customers’ requirements.

Another advantage of our power system solutions product line is based on the “Flexible” series that employs adjustable power range of product design.  We believe we have a competitive position with our targeted customers who need a high-quality, compact product, which can be readily modified to meet the customer’s unique requirements.  We have designed the base model power system platform so that it can be quickly and economically modified and adapted to the specific power needs of any hosting platform or OEM.  This “flexibility” approach has allowed us to provide samples of modified power systems to OEM customers in only a few days after initial consultation, an important capability given the emphasis placed by OEMs on “time to market.” It also results in very low non-recurring engineering (“NRE”) expenses.  Because of reduced NRE expenses, we do not generally charge our OEM customers for NRE related to tailoring a power system to a customer’s specific requirements.  We believe this gives us an advantage over our competitors, many of which charge their customers for NRE expenses.

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

Employees

As of December 31, 2010, we had 31 employees located in the United States and the United Kingdom, of whom eight were engaged in engineering and product development, seven in sales and marketing, nine in general operations and seven in general administration and finance.  All but five of these employees are employed on a full-time basis.  None of our employees are currently represented by a trade union. We consider our relations with our employees to be good.

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

We experienced an operating income and a net income during the year ended December 31, 2010, but we have historically experienced net losses and we may experience net losses in the future.

For the year ended December 31, 2010, we had an operating income of $495,000 and a net income of $487,000, compared to an operating loss of $102,000 and a net loss of $148,000 for the year ended December 31, 2009.  Although we have actively taken steps to increase our revenue and reduce our costs, we may incur operating and net losses in the future unless we continue to increase revenues by selling current and custom design products, transitioning to production stage of our custom design products and decreasing manufacturing costs through a greater use of contract manufacturers in Asia and other strategic locations.

We depend on Telkoor to design and manufacture some of our products.

We depend on Telkoor, our largest shareholder and one of our third party subcontractors, for design and manufacturing capabilities for some of the products that we sell. If Telkoor is unable or unwilling to continue designing or manufacturing our products in required volumes and with a certain level of quality on a timely basis, that could lead to loss of sales and adversely affect our operating results and cash position. We also depend on Telkoor's intellectual property and ability to transfer production to third party manufacturers. Failure to obtain new products in a timely manner or delay in delivery of products to customers will have an adverse effect on our ability to meet our customers’ expectations.  In addition, we operate in highly competitive markets where our ability to sell Telkoor’s products could be adversely affected by Telkoor’s agreements with other companies, long lead-times and the high cost of Telkoor’s products.  In April 2008, for example, Telkoor signed a “Private Label” agreement with Murata Power Solutions in Canada to sell Telkoor’s products under the Murata brand name, which agreement positions Murata as a direct competitor of ours with respect to the sale of Telkoor’s products in North America.  Also, in 2010, Telkoor’s manufacturing lead-times increased, which has hindered our ability to respond to our customers’ needs.  Telkoor’s principal offices, research and development and manufacturing facilities are located in Israel. Political, economic, and military conditions in Israel directly affect Telkoor’s operations.  We are also dependent upon Telkoor’s terms and conditions with its contract manufacturers for some of our products, which terms and conditions may not always be in our best interest.  In 2010, the Company purchased certain IP from Telkoor in order to reduce its dependency on Telkoor with respect to a certain line of products.

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

Our success depends on our ability to attract, retain and motivate our key management personnel, including, but not limited to, our CEO and CFO, sales force, and key engineers, necessary to implement our business plan and to grow our business. Despite the adverse economic conditions at this time, and those occurring over the past several years, competition for certain specific technical and management skill sets is intense. If we are unable to identify and hire the personnel that we need to succeed, or if one or more of our present key employees were to cease to be associated with us, our future results could be adversely affected.  Our CFO, Assaf (Assi) Itshayek, has resigned from the Company, effective March 31, 2011. Our CEO, Amos Kohn, will serve as CFO on an interim basis until the Company hires a new CFO.  Mr. Kohn will continue to serve in his role as our CEO.

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

Sales to customers outside of North America accounted for 57.6% of net revenues in the year ended December 31, 2010 and for 50.8% of net revenues in the year ended December 31, 2009, and we expect that international sales will continue to represent a material portion of our total revenues. International sales are subject to the risks of international business operations as described above, as well as generally longer payment cycles, greater difficulty collecting accounts receivable, and currency restrictions.  In addition, DPL, our wholly-owned foreign subsidiary in the United Kingdom, supports our European and other international customers, distributors, and sales representatives, and therefore is also subject to local regulation.  International sales are also subject to the export laws and regulations of the United States and other countries.

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

Our common stock price is volatile.

Our common stock is listed on the NYSE Amex and is thinly traded.  In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects.  The exercise of outstanding options and warrants may adversely affect our stock price and a shareholder’s percentage of ownership.  As of December 31, 2010, we have outstanding options to purchase an aggregate of 955,000 shares of common stock, with a weighted average exercise price of $1.17 per share, exercisable at prices ranging from $0.48 to $3.03 per share.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	DESCRIPTION OF PROPERTY.

Our headquarters are located in 6,553 square feet of leased office, engineering, and development space in Fremont, California (the “Original Premises”).  This lease (the “Lease”) commenced on October 1, 2007 and expires on November 30, 2012.  The annual base rent under the Lease, payable on a monthly basis, increases during the term of the Lease from approximately $68,000 during the first year to approximately $74,000 during the final year; our current rent under the Lease is $5,707 per month.  The Lease also provides for one option to renew for a term of five years.

On February 1, 2010, we entered into a first amendment to the Lease (the “First Amendment”), effective March 1, 2010, for the lease of an additional 6,554 square feet of office space.  The annual base rent for the expansion space under the First Amendment, payable on a monthly basis, also increases during the term of the First Amendment from $45,615 during the first year to $47,647 during the final year.  Our currently monthly rent under the First Amendment is $3,801, and our current monthly rent under both the Lease and the First Amendment is $9,508.  The expiration date under the First Amendment remains November 30, 2012, but the option to renew for a term of five years was reduced to one year.

We currently anticipate that the current leased space will be sufficient to support our current and foreseen future needs.

In September, 2010, our wholly-owned subsidiary, DPL, entered into a new fifteen-year lease for its 25,000 square-foot facility in Salisbury, United Kingdom, where it designs, develops, manufactures, markets and distributes commercial and military power products for the European market. Sales and service support staff for its European network of distributors are located within the building together with other functions, such as engineering and administration.  DPL’s rent expense is approximately $13,000 per month, and DPL has the option to cancel the lease after ten years.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	RESERVED.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)	Market Information.

Our common stock is listed and traded on the NYSE Amex under the symbol DPW.  The following tables set forth the high and low closing sale prices, as reported by NYSE Amex, for our common stock for the prior two fiscal years.

Quarter Ended	High	Low
12/31/2010	$2.25	$1.00
09/30/2010	1.14	0.94
06/30/2010	1.27	1.01
03/31/2010	1.35	1.09

12/31/2009	$1.48	$1.18
09/30/2009	2.64	1.44
06/30/2009	2.36	0.95
03/31/2009	1.12	0.75

The last reported sale price of our common stock on the NYSE Amex on March 28, 2011 was $1.62 per share.

(b)	Holders

As of March 29, 2011, there was an aggregate of 6,698,968 shares of our common stock outstanding, held by approximately 70 holders of record.

(c)	Dividends

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

During the year ended December 31, 2010, sales of our products increased significantly from the prior year.  We intend to remain an innovative leader in the development of cutting-edge custom power solutions, high-grade, high-density, modular power systems and rugged power solutions to meet harsh and extreme environmental requirements. We also intend to continue to pursue our strategy to reduce production costs and deliver high quality products in a timely manner through production agreements with numerous contract manufacturers in Asia.  Our revenues have increased and we had an operating income and a net income.  We believe that our cash will be sufficient to fund our operation in the next 12 months.

Foreign Currency Fluctuations

Our wholly-owned subsidiary, DPL, operates using the United Kingdom pound sterling.  Therefore, we are subject to monetary fluctuations between the U.S. dollar and the United Kingdom pound sterling.  For the year ended December 31, 2009, we recorded a foreign currency translation income of $186,000 in Other Comprehensive Income (Loss) in shareholders’ equity.  For the year ended December 31, 2010, we recorded a foreign currency translation loss of $62,000.

Results of Operations

The table below sets forth certain statements of operations data as a percentage of revenues for the years ended December 31, 2010 and 2009:

	Years Ended December 31,
	2010	2009
Revenues	100.00%	100.00%
Cost of revenues	64.68	65.23
Gross profit	35.32	34.77
Engineering and product development	5.40	6.42
Sales and marketing	10.87	13.23
General and administrative	14.29	16.30
Total operating expenses	30.56	35.95
Operating income (loss)	4.76	(1.18)
Financial income (expenses)	(0.06)	(0.17)
Income before tax	4.70	(1.35)
Tax expenses	0.02	0.36
Net income (loss)	4.68%	1.71%

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

Year Ended December 31, 2010, Compared to Year Ended December 31, 2009

Revenues

For the year ended December 31, 2010, revenues increased by 20.1% to $10,396,000 from $8,659,000 for the year ended December 31, 2009.  The increase in revenues is mainly due to higher sales of our standard and custom design commercial products and our military products. During the year ended December 31, 2010, we generated revenues from the sale of a fully customized product solution for the medical market, as part of our earlier strategy to transition away from a dependence on standard, commodity products. In addition, during this period, we successfully delivered one of our major military projects.

Revenues derived from our defense products for the year ended December 31, 2010 were $2,741,000, a decrease of 5.3% from revenues of $2,893,000 from defense products for the year ended December 31, 2009.  Revenues derived from our commercial products for the year ended December 31, 2010 increased by 32.7% to $7,655,000 from $5,766,000 for the year ended December 31, 2009.  The increase in commercial product revenue in 2010 resulted primarily from the increase in sales of our standard commercial products.

Revenues from our domestic operations increased by 36.1% to $5,792,000 for the year ended December 31, 2010, from $4,257,000 for the year ended December 31, 2009. The increase in product revenues is mainly attributed to an increase in sales of our standard commercial products.

Revenues from our European operations (Gresham) increased by 4.4% to $4,604,000 for the year ended December 31, 2010, from $4,402,000 for the year ended December 31, 2009.  The increase in revenues from Gresham in 2010 is due to an increase in commercial product revenues, offset by a decrease in defense product revenues.

Gross Margins

Gross margins were 35.3% for the year ended December 31, 2010, compared to 34.8% for the year ended December 31, 2009.  We retained the similar level of gross margins in 2010 as a result of our effort to continue outsourcing our production to contract manufacturers in Asia, cost reductions and variations in our product mix.

Engineering and Product Development

Engineering and product development expenses were $561,000, or 5.4% of revenues, for the year ended December 31, 2010, compared to $556,000, or 6.4% of revenues, for the year ended December 31, 2009.  The increase is attributable to salary-related expenses due to the fact that during the year ended December 31, 2010, we had a temporary decrease in salary-related expenses.

Selling and Marketing

Selling and marketing expenses were $1,130,000, or 10.9% of revenues, for the year ended December 31, 2010, compared to $1,146,000, or 13.2% of revenues, for the year ended December 31, 2009. The decrease in selling and marketing expenses for the year ended December 31, 2010 was primarily due to a temporary decrease in salary-related expenses during the three months ended June 30, 2010, offset by an increase in salary expenses related to a separation agreement from a senior marketing staff member and to an increase in other marketing expenses.

General and Administrative

General and administrative expenses were $1,486,000, or 14.3% of revenues, for the year ended December 31, 2010, compared to $1,411,000, or 16.3% of revenues, for the year ended December 31, 2009. The increase in general and administrative expenses during the year ended December 31, 2010 was mainly due to an increase in salary expenses, attributable to the hiring of a full-time Chief Financial Officer, and to an increase in general expenses, such as travel, offset by a temporary decrease in salary-related expenses during the three months ended June 30, 2010.

Financial Expenses, Net

Financial expenses were $6,000 for the year ended December 31, 2010, compared to financial expenses of $15,000 for the year ended December 31, 2009. From time to time, we enter into forward contracts to hedge certain sales transactions which are denominated in foreign currencies. The change in financial results was due to foreign currency fluctuations during the respective periods and changes in the fair value of forward contracts.

Net Income (Loss)

For the year ended December 31, 2010, we had a net income of $487,000 compared to a net loss of $148,000 for the year ended December 31, 2009. The net income for the year ended December 31, 2010 is due primarily to the increase in our revenues and gross margins.

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

During 2010 and 2009, we recorded inventory write-offs of $28,000 and $38,000, respectively.

Allowance for Doubtful Accounts

Our accounts receivable are derived from sales to customers located primarily in the U.S. and Europe.  We perform ongoing credit evaluations of our customers’ financial condition and currently require no collateral from our customers.  An allowance for doubtful accounts for estimated losses is maintained in anticipation of the inability of customers to make required payments. The allowance for doubtful accounts as of December 31, 2010 and 2009 was $119,000 and $127000, respectively. When we become aware that a specific customer is unable to meet its financial obligations as a result of bankruptcy or the deterioration of the customer’s operating results or financial position, for example, we record a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance.  We are not able to predict changes in the financial condition of customers, and if the condition or circumstances of our customers deteriorates, estimates of the recoverability of trade receivables could be materially affected and we may be required to record additional allowances.  Alternatively, if our estimates are determined to be greater than the actual amounts necessary, we may decrease a portion of such allowance in future periods based on actual collection experience.

Other Accrued Liabilities

Our accrued liabilities are based on a variety of factors including past experience and, in many cases, require estimates.  If future experience differs from these estimates, operating results in future periods would be impacted.

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

The Company estimates the fair value of stock options granted under ASC 718 (formerly: SFAS No. 123 (revised 2004)), "Share-Based Payment" ("ASC 718"), using the Black-Scholes option-pricing model, which uses the following assumption:

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

Liquidity and Capital Resources

On December 31, 2010, we had cash and cash equivalents of $2,115,000 and working capital of $3,583,000. This compares with cash and cash equivalents of $2,967,000 and working capital of $3,487,000 at December 31, 2009. The decrease in cash and cash equivalents is due mainly to the completion of the purchase of technology for a consideration of $480,000, and to an increase in trade receivables and in inventories, offset by increases in accounts payable, related parties-trade payables, deferred revenues and other current liabilities. The increase in working capital is mainly due to an increase in inventories and trade receivables, offset partially by an increase in trade payable-related parties.

Net cash used in operating activities totaled $386,000 for the year ended December 31, 2010, compared to net cash provided by operating activities of $449,000 for the year ended December 31, 2009.  The net usage of cash from operating activities was mainly due to an increase in trade receivable and an increase in inventories, offset by the net income for the year ended December 31, 2010, an increase in accounts payable, related parties-trade payables, deferred revenues and other current liabilities.

Net cash used in investing activities was $484,000 for the year ended December 31, 2010, compared to net cash used in investing activities of $59,000 for the year ended December 31, 2009. The net usage of cash from investing activities is due to the purchase of technology for a consideration of $480,000. In particular, on August 25, 2010, the Company and its wholly-owned subsidiary, DPL, entered into an agreement with TPS, a subsidiary of Telkoor, pursuant to which, (1) TPS sold, assigned and conveyed to DPL all of its rights, title and interest in and to the intellectual property associated with the Compact Peripheral Component Interface 600 W AC/DC power supply series (the “Assets” or "IP") and (2) DPL granted to TPS an irrevocable license to sell the Assets in Israel on an exclusive basis. The IP was purchased in order to decrease lead time and the costs associated with the production process.  In consideration for the purchase of the IP, DPL has paid TPS $480,000. The consideration for the license provided to TPS to sell the Assets in Israel is a royalty fee of 15% of TPS's direct production costs of sales, due on a quarterly basis.

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

Since the transaction was made between two related parties, an external independent valuation has been prepared in order to support the fair value of the IP purchased in accordance with ASC 820 (formerly: Statement of Financial Accounting Standards No. 157), “Fair Value Measurements” (“ASC 820”).

The useful life of the IP has been determined to be five years and the amortization method is the straight line method, as management considers this method the most appropriate.

Net cash provided by financing activities was $58,000 for the year ended December 31, 2010 and $12,000 for the year ended December 31, 2009, and was due to the exercise of employee options.

In September, 2010, our wholly-owned subsidiary, DPL, entered into a new fifteen-year lease for its 25,000 square-foot facility in Salisbury, United Kingdom, where it designs, develops, manufactures, markets and distributes commercial and military power products for the European market. Sales and service support staff for its European network of distributors are located within the building together with other functions, such as engineering and administration.  DPL’s rent expense is approximately $13,000 per month, and DPL has the option to cancel the lease after ten years.

We believe we have adequate resources at this time to continue our operational and promotional efforts to increase sales and support our current operation.  However, if we do not increase our sales, we may have to obtain financing through the issuance of debt and/or equity, which may dilute shareholders’ equity.

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, we have carried out an evaluation, under the supervision of, and with the participation of, our management, including our Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of our controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) were effective as of the end of the period covered by the report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management has concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to a provision under the Dodd-Frank Wall Street Reform and Consumer Protection Act which grants a permanent exemption for non-accelerated filers from complying with Section 404(b) of the Sarbanes-Oxley Act of 2002.

Evaluation of Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the positions and offices presently held by each of our current directors and executive officers and their ages:

Name	Age	Positions Held
Amos Kohn	51	President, Chief Executive Officer and Director
Ben-Zion Diamant	61	Chairman of the Board and Director
Israel Levi	71	Director (1)
Yehezkel Manea	65	Director (1)
Robert Smith	66	Director (1)
Assaf (Assi) Itshayek (2)	39	Chief Financial Officer

(1)          Member of the Audit, Compensation and Nominating and Governance Committees.

(2)          Mr. Itshayek has resigned from the Company, effective March 31, 2011.

Each of the directors named above will serve until the next annual meeting of our shareholders or until his respective successor is elected and qualified.   Subject to the terms of applicable employment agreements, our executive officers serve at the discretion of our Board.

Amos Kohn

Amos Kohn has served as a member of our Board since 2003 and as our President and Chief Executive Officer since June 2008. Mr. Kohn’s extensive executive-level management experience includes more than 20 years in convergence technology development, business management, corporate operations, and product management for diverse industries, including telecommunications, cable television, broadcast, and wireless. His background includes serving as the Chief Executive Officer of TechLead, a company specializing in professional services and consulting services to telecommunications, cable television, broadcast and wireless industries (since 2003); Vice President of Business Development at Scopus Video Networks, Inc., a Princeton, New Jersey company, which develops, markets and supports digital video networking products (2006 through 2007); Senior Vice President of Solutions Engineering at ICTV Inc., a leading provider of network-based streaming media technology solutions for digital video and web-driven programming, located in Los Gatos, California (2003 through 2006); Chief Architect at Liberate Technologies, a leading company in the area of developing a full range of digital media processing for telecommunications, cable and operators, located in San Carlos, California (2000 through 2003); and Senior Vice President of Engineering and Technology at Golden Channel, the largest cable television multiple-systems operator (MSO) in Israel, where he had executive responsibility for developing and implementing the entire nationwide cable TV system (1989 through 2000). Mr. Kohn holds a degree in Electrical and Electronics Engineering and is named as an inventor on several United States and international patents.  We believe that Mr. Kohn’s extensive executive-level management experience in diversified industries, including, but not limited to, power electronics, telecommunications, cable television, broadcast and wireless, as well as his service on our Board since 2003, give him the qualifications and skills to serve as one of our directors.

Ben-Zion Diamant

Ben-Zion Diamant has served as a member of our Board of Directors, and has been Chairman of our Board, since 2001. From March 2008 through July 2008, he also served as our Interim President and Chief Executive Officer. He has served as Chief Executive Officer of Telkoor Telecom Ltd. since August 2008; from 1994 through July 2008, he served as Chairman of the Board of Directors of Telkoor. From 1992 through 1994, he was a partner and business development manager at Phascom, and from 1989 to 1992, he was a partner and manager at Rotel Communication. Mr. Diamant holds a B.A. degree in political science from Bar-Ilan University.  We believe that Mr. Diamant’s business development and executive-level experience, as well as his service as Chairman of our Board since 2001, give him the qualifications and skills to serve as one of our directors.

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

Yehezkel Manea

Yehezkel Manea has served as a member of our Board of Directors since 2002.  Since 1996, Mr. Manea has been a Branch Manager of Bank Hapoalim, one of the leading banks in Israel; he has been employed with Bank Hapoalim since 1972.  He holds a Bachelor of Arts degree in Economy and Business Administration from Ferris College, University of Michigan.  We believe that Mr. Manea’s extensive experience in the banking industry, as well as his service on our Board since 2002, give him the qualifications and skills to serve as one of our directors.

Robert O. Smith

Robert Smith has served as a member of our Board of Directors since November 2010 and has served as a member of our Advisory Board since 2002. He is currently a C-level executive consultant working with Bay Area high-tech firms on various strategic initiatives in all aspects of their business. From 2004 to 2007, he served on the Board of Directors of Castelle Corporation. From 1990 to 2002, he was our President, Chief Executive Officer and Chairman of the Board. From 1980 to 1990, he held several management positions with Computer Products, Inc., the most recent being President of their Compower/Boschert Division. From 1970 to 1980, he held managerial accounting positions with Ametek/Lamb Electric and with the JM Smucker Company.  Mr. Smith received his BBA degree in Accounting from Ohio University.  We believe that Mr. Smith’s executive-level experience, including his previous service as our President, Chief Executive Officer and Chairman of the Board,  his extensive experience in the accounting industry, and his service on our Board since November 2010, give him the qualifications and skills to serve as one of our directors.

Assaf (Assi) Itshayek

Assaf (Assi) Itshayek has served as our Chief Financial Officer since January 2010.  Mr. Itshayek was formerly our Vice President of Finance, which position he held since joining the Company in June 2009.  Prior to joining the Company, Mr. Itshayek was a Corporate Controller at Metalink Ltd. in Israel, a NASDAQ listed company, from 2006 through 2008, where, among other things, he prepared financial statements in conformity with United States Generally Accepted Accounting Principles (“U.S. GAAP”).  Prior to that, he was a Senior Audit Manager at Deloitte Brightman Almagor & Co. Certified Public Accountants in Israel from 2005 through 2006, where, among other things, he managed and audited high-tech and industrial companies, and prepared financial statements in conformity with U.S. GAAP.  Mr. Itshayaek earned a Master of Business Administration in Financial Management from Tel Aviv University in 2007, he earned a Bachelor of Arts in Business Administration and Accountancy from The College for Management in 1999 and he is currently a licensed Certified Public Accountant in Israel.  Mr. Itshayek has resigned from the Company, effective March 31, 2011.

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

Audit Committee

Messrs. Levi, Smith and Manea currently comprise the Audit Committee of our Board.  Our Board has determined that each of the current members of the Audit Committee satisfies the requirements for independence and financial literacy under the standards of the SEC and the NYSE Amex. Our Board has also determined that Mr. Manea qualifies as an “audit committee financial expert” as defined in SEC regulations and satisfies the financial sophistication requirements set forth in the NYSE Amex Rules.

The Audit Committee is responsible for, among other things, selecting and hiring our independent auditors, approving the audit and pre-approving any non-audit services to be performed by our independent auditors; reviewing the scope of the annual audit undertaken by our independent auditors and the progress and results of their work; reviewing our financial statements, internal accounting and auditing procedures, and corporate programs to ensure compliance with applicable laws; and reviewing the services performed by our independent auditors to determine if the services rendered are compatible with maintaining the independent auditors’ impartial opinion.

Compensation Committee

Messrs. Levi, Smith and Manea currently comprise the Compensation Committee of our Board.  Our Board has determined that each of the current members of the Compensation Committee meets the requirements for independence under the standards of the SEC and the NYSE Amex.

The Compensation Committee is responsible for, among other things, reviewing and approving executive compensation policies and practices; reviewing and approving salaries, bonuses and other benefits paid to our officers, including our Chief Executive Officer and Chief Financial Officer; and administering our stock option plans and other benefit plans.

Nominating and Governance Committee

Messrs. Levi, Smith and Manea currently comprise the Nominating and Governance Committee of our Board.  Our Board has determined that each of the current members of the Nominating and Governance Committee meets the requirements for independence under the standards of the SEC and the NYSE Amex.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than ten percent of a registered class of our equity securities to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC.  Executive officers, directors and 10% shareholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file.  Based solely upon our review of Forms 3, 4 and 5 received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2010, all such filing requirements applicable to our officers, directors and ten percent shareholders were fulfilled.

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

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned in all capacities during the fiscal years ended December 31, 2010 and 2009, by our (i) Chief Executive Officer and (ii) executive officers, other than the Chief Executive Officer, whose salaries for the 2010 fiscal year, as determined by Regulation S-K, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total Compensation ($)
Amos Kohn	2010	$195,833	-	-	$25,901	-	-	$41,123	$262,857
Chief Executive
Officer (2)	2009	$173,350	-	-	$17,951	-	-	$24,729	$216,030
Assaf (Assi) Itshayek Chief Financial Officer (3)	2010	$133,188	-	-	$6,061	-	-	$12,775	$152,024

(1) The amounts in “All Other Compensation” consist primarily of health insurance benefits, and also include long-term and short-term disability insurance benefits.

(2) Mr. Kohn became our President and Chief Executive Officer in June 2008.  Prior to that date, he had served as a non-employee member of our Board since 2003.  The 2010 and 2009 compensation set forth above for Mr. Kohn includes consulting fees of approximately $19,220 and $4,698, respectively, paid to TechLead, a company for which Mr. Kohn serves as CEO.

(3) Mr. Itshayek became a Named Executive Officer in January, 2010.

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

 The table below sets forth, for each non-employee director, the total amount of compensation related to his service during the year ended December 31, 2010:

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Israel Levi	$10,000	-	$1,222	-	-	-	$11,222
Robert Smith	$750	-	$1,783	-	-	7,000	$9,533
Yehezkel Manea	$15,000	-	$4,247	-	-	-	$19,247
Terry Steinberg	$8,750	-	$1,185	-	-	-	$9,935

Employment Agreement with Amos Kohn

 Effective June 1, 2008, the Company entered into an employment agreement with Amos Kohn, its President and Chief Executive Officer (the “Employment Agreement”).  Pursuant to the Employment Agreement, Mr. Kohn was entitled to receive an initial annual base salary of $175,000 and was granted a stock option to purchase 50,000 shares of the Company’s common stock at a price equivalent to the fair market value of the Company’s shares on the date that the option grant was approved by the Company’s Board pursuant to the Company’s 2002 Stock Option Plan.

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

In addition, the Employment Agreement provides that if Mr. Kohn serves continuously as the Company’s President and Chief Executive Officer and (i) if certain performance objectives were met during 2008, his base salary during 2009 would increase to $200,000 or he would receive a bonus in the amount of $87,500; (ii) if certain performance objectives were met during 2009, he would receive a bonus equal to his then base salary times a fraction, the numerator of which is the Company’s gross profit for 2009 and the denominator of which is the Company’s gross revenue for 2009; and (iii) if certain performance objectives were met during 2010, he would receive a bonus equal to his then base salary times a fraction, the numerator of which is the Company’s gross profit for 2010 and the denominator of which is the Company’s gross revenue for 2010.  Effective January 1, 2009, Mr. Kohn’s base salary was increased to $200,000; although, as discussed above, the performance goals for the Company during 2008 were not met, the Compensation Committee determined that, since the shortfall from the performance goals was not material, Mr. Kohn would receive an increase in his base salary to $200,000.  The performance goals for the Company for 2010 were not satisfied, and, as indicated above, the performance goals for the Company for 2009 were not satisfied.

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

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on outstanding equity awards during the year ended December 31, 2010 to the Named Executive Officers:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Amos Kohn	10,000	-	-	$0.96	8/5/2013	-	-	-	-
	10,000	-	-	$1.19	2/28/2015	-	-	-	-
	10,000	-	-	$1.16	3/9/2016	-	-	-	-
	7,500	2,500	-	$1.66	3/9/2017	-	-	-	-
	25,000	25,000	-	$0.84	7/3/2018	-	-	-	-
	5,000	5,000	-	$0.79	9/19/2018	-	-	-	-
	12,500	37,500	-	$1.79	8/11/2019	-	-	-	-
	-	75,000	-	$1.51	12/01/2020	-	-	-	-
Assaf (Assi) Itshayek	5,000	15,000	-	$1.79	08/11/2019	-	-	-	-
	-	30,000	-	$1.51	12/01/2020	-	-	-	-

Employee Stock Ownership Plan

We adopted an Employee Stock Ownership Plan, or ESOP, in conformity with ERISA requirements. As of December 31, 2010, the ESOP owned, in the aggregate, 167,504 shares of our common stock. All eligible employees participate in the ESOP based on the employee’s level of compensation and length of service. Participation in the ESOP is subject to vesting over a six-year period. We have not distributed shares to participants since 1998. Our shares of common stock owned by the ESOP are voted by the ESOP trustees. Messrs. Diamant and Kohn are the current trustees of the ESOP.

Stock Option Plans

Our stock option plans currently consist of the Digital Power 2002, 1998, and 1996 Incentive Share Option Plans (the “Incentive Share Option Plans”). The purpose of the Incentive Share Option Plans is to encourage stock ownership by employees, officers, and directors by giving them a greater personal interest in the success of the business and by providing them an added incentive to advance in their employment or service to Digital Power. The Incentive Share Option Plans provide for the grant of either incentive or non-statutory stock options. The exercise price of any stock option granted under the Incentive Share Option Plans may not be less than 100% of the fair market value of our common stock on the date of grant.

To the extent that an incentive stock option may be exercised in any given year for more than $100,000, the option will be deemed to be a non-statutory stock option. Generally, our stock option agreements permit cashless exercises where options are exercised and the underlying common stock is sold on the same day. Unless otherwise provided by the Board, an option granted under the Incentive Share Option Plans is exercisable for ten years. The Incentive Share Option Plans are administered by the Compensation Committee, which has discretion to determine optionees, the number of shares to be covered by each option, the exercise schedule and other terms of the options. The Incentive Share Option Plans may be amended, suspended, or terminated by the Board, but no such action may impair rights under a previously granted option. Each incentive stock option is exercisable, during the lifetime of the optionee, only so long as the optionee remains employed with us.  In general, no option is transferable by the optionee other than by will or by the laws of descent and distribution.

As of December 31, 2010, of the 2,272,000 shares of our common stock authorized under the Incentive Share Option Plans, a total of 1,514,145 shares were reserved for issuance, and of this number, options to purchase 955,000 shares of common stock were issued and outstanding.

401(k) Plan

We have adopted a tax-qualified employee savings and retirement plan, or 401(k) plan, which generally covers all of our full-time employees. Pursuant to the 401(k) plan, eligible employees may make voluntary contributions to the plan up to a maximum of 5% of eligible compensation. The 401(k) plan permits, but does not require, matching contributions by Digital Power on behalf of plan participants. We match contributions at the rate of (1) $1.00 for each $1.00 contributed, up to 3% of the base salary and (2) $0.50 for each $1.00 contributed thereafter, up to 5% of the base salary.  We are also permitted under the plan to make discretionary contributions. The 401(k) plan is intended to qualify under Sections 401(k) and 401(a) of the Internal Revenue Code of 1986, as amended. Contributions to such a qualified plan are deductible by Digital Power when made, and neither the contributions nor the income earned on those contributions is taxable to plan participants until withdrawn. All 401(k) plan contributions are credited to separate accounts maintained in trust.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership

Except as otherwise indicated below, the following table sets forth certain information regarding beneficial ownership of our common stock as of March 29, 2011 by: (1) each of our current directors; (2) each of the named executive officers listed in the Summary Compensation Table; (3) each person known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock based upon Schedules 13G or 13D filed with the SEC; and (4) all of our directors and executive officers as a group. As of December 31, 2010, there were 6,698, 968 shares of our common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 29, 2011 are deemed to be outstanding and to be beneficially owned by the person or group holding such options or warrants for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise indicated by footnote, to our knowledge the persons named in the table have sole voting and sole investment power with respect to all common stock shown as beneficially owned by them, subject to applicable community property laws. The table below is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G and Forms 3 and 4 filed with the SEC as of March 29, 2011. Unless otherwise indicated below, the address of each beneficial owner listed below is c/o Digital Power Corporation, 41324 Christy Street, Fremont, California 94538.

Name and Address of Beneficial owner	Number of Shares Beneficially Owned		Approximate Percent of Class
Telkoor Telecom Ltd. 5 Giborei Israel Netanya 42293 Israel	2,897,110		43.25%
Amos Kohn	250,004	(1)	3.69%
Ben-Zion Diamant	3,264,614	(2)	47.32%
Israel Levi	5,000	(3)	*
Yehezkel Manea	35,000	(4)	*
Robert Smith	103,500	(5)	1.52%
Barry W. Blank P.O. Box 32056 Phoenix, AZ 85064	618,375		9.23%
All directors and executive officers as a group (5 persons)	3,658,118	(6)	51.37%

*        Less than one percent.

(1)   Represents (a) options to purchase 82,500 shares of common stock that are currently exercisable or exercisable within 60 days of March 29, 2011 and (b) 167,504 shares of common stock owned by the Digital Power ESOP for which Mr. Kohn serves as a trustee.

(2)   Mr. Diamant serves as a director of Telkoor.  Represents (a) options to purchase 200,000 shares, owned by Mr. Diamant, that are currently exercisable or exercisable within 60 days of March 29, 2011; (b)  167,504 shares of common stock owned by the Digital Power ESOP, for which Mr. Diamant serves as a trustee; and (c) 2,897,110 shares beneficially owned by Telkoor. Mr. Diamant disclaims beneficial ownership of the shares held by Telkoor, except to the extent of his proportionate pecuniary interest therein.

(3)   Represents options to purchase shares of common stock that are currently exercisable or exercisable within 60 days of March 29, 2011.

(4)   Represents options to purchase shares of common stock that are currently exercisable or exercisable within 60 days of March 29, 2011.

(5)  Represents (a) options to purchase 100,000 shares of common stock that are currently exercisable or exercisable within 60 days of March 29, 2011 and (b) 3,500 shares of common stock held by a brokerage firm.

(6)  See Notes (1) - (5) above.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2010 with respect to compensation plans under which our common shares are authorized for issuance, aggregated as follows:

•	All compensation plans previously approved by security holders; and
•	All compensation plans not previously approved by security holders.

EQUITY COMPENSATION PLAN INFORMATION

Name	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a)) (c)
Equity compensation plans approved by security holders	1,110,000	$1.17	486,645
Equity compensation plans not approved by security holders	-	-	-
Total	1,110,000	$1.17	486,645

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Relationship with Telkoor Power Supplies Ltd.

In the fiscal years ended December 31, 2010 and 2009, we purchased approximately $3,877,000 and $2,531,000, respectively, of products from Telkoor Power Supplies, Ltd., a wholly-owned subsidiary of our largest shareholder, Telkoor, of which Ben-Zion Diamant is the Chief Executive Officer.  We have no written agreement for the purchase of these products, other than purchase orders that are placed in the ordinary course of business when the products are needed.

Purchase of IP from Telkoor by DPL

On August 25, 2010, we and our wholly-owned subsidiary, DPL, entered into an agreement with TPS, a wholly-owned subsidiary of our largest shareholder, Telkoor, of which Mr. Diamant is the Chief Executive Officer.  Pursuant to such agreement, (1) TPS sold, assigned and conveyed to DPL all of its rights, title and interest in and to the intellectual property associated with the Compact Peripheral Component Interface 600 W AC/DC power supply series (the “Assets”) and (2) DPL granted to TPS an irrevocable license to sell the Assets in Israel on an exclusive basis. In consideration for the purchase of the Assets, DPL has paid TPS $480,000. The consideration for the license provided to TPS to sell the Assets in Israel is a royalty fee of 15% of TPS's direct production costs of sales, due on a quarterly basis.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global (“Kost Forer”), has served as our independent registered public accounting firm since 2002 and has been appointed by the Audit Committee to continue as our independent registered public accounting firm for the fiscal year ending December 31, 2011.

Kost Forer also serves as the independent auditors of Telkoor. The auditing of our financial statements and Telkoor’s financial statements are handled by separate teams within Kost Forer.

Fees and Services

The following table shows the aggregate fees billed to us for professional services by Kost Forer for the fiscal years ended December 31, 2010 and 2009:

	2010	2009
Audit Fees	$123,000	$123,000
Audit-Related Fees	$-	$31,000
Tax Fees	$-	$5,000
All Other Fees	$-	$-
Total	$123,000	$159,000

Audit Fees. This category includes the aggregate fees billed for professional services rendered for the audits of our financial statements for the fiscal years ended December 31, 2010 and 2009, for the reviews of the financial statements included in our quarterly reports on Form 10-Q during fiscal 2010 and 2009, and for other services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Exhibits

3.1	Amended and Restated Articles of Incorporation of Digital Power Corporation (1)
3.2	Amendment to Articles of Incorporation (1)
3.3	Bylaws of Digital Power Corporation (1)
10.1	1996 Digital Power Incentive Share Option (1)
10.2	1998 Digital Power Incentive Share Option Plan (2)
10.3	2002 Digital Power Incentive Share Option Plan (3)
10.4	Lease, dated as of August 21, 2007, between the Company and SDC Fremont Business Center, Inc. (4)
10.5	Employment Agreement with Amos Kohn (5)
23.1	Consent of Kost Forer
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Previously filed with the Commission on October 16, 1996 as an exhibit to the Company’s Registration Statement on Form SB-2.
(2)	Previously filed with the Commission as Exhibit 10.7 to the Company’s Form 10-KSB for the year ended December 31, 1998.
(3)	Previously filed with the Commission as Exhibit A to the Company’s Proxy Statement filed on September 5, 2002.
(4)	Previously filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed on October 22, 2007.
(5)	Previously filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed on July 10, 2008.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2010

IN U.S. DOLLARS

INDEX

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3 - F-4

Consolidated Statements of Operations	F-5

Statements of Changes in Shareholders' Equity	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8 - F-28

- - - - - - - -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

DIGITAL POWER CORPORATION

We have audited the accompanying consolidated balance sheets of Digital Power Corporation ("the Company") and its subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER
March 29, 2011	A Member of Ernst & Young Global

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands

	December 31,
	2010	2009

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,115	$2,967
Restricted cash	-	84
Trade receivables (net of allowance for doubtful accounts of $ 119 and $ 127 as of December 31, 2010 and 2009, respectively)	2,395	1,522
Prepaid expenses and other receivables	157	243
Inventories (Note 3)	1,768	1,056

Total current assets	6,435	5,872

PROPERTY AND EQUIPMENT, NET (Note 4)	256	231

INTANGIBLE ASSET, NET (Note 5)	446	-

LONG-TERM DEPOSITS	42	41

Total assets	$7,179	$6,144

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share and per share data)

	December 31,
	2010	2009

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$783	$891
Tade payables - related parties (Note 12)	978	531
Advances from customers and deferred revenue	568	471
Other current liabilities (Note 6)	523	492

Total current liabilities	2,852	2,385

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

SHAREHOLDERS' EQUITY (Note 8):
Share capital -
Series A Redeemable Convertible Preferred shares, no par value - 500,000 shares authorized; 0 shares issued and outstanding at December 31, 2010 and 2009	-	-
Preferred shares, no par value - 1,500,000 shares authorized; 0 shares issued and outstanding at December 31, 2010 and 2009	-	-
Common shares, no par value - 30,000,000 shares authorized; 6,698,968 shares and 6,626,468 shares issued and outstanding at December 31, 2010 and 2009, respectively	-	-
Additional paid-in capital	14,185	14,042
Accumulated deficit	(9,445)	(9,932)
Accumulated other comprehensive loss	(413)	(351)

Total shareholders' equity	4,327	3,759

Total liabilities and shareholders' equity	$7,179	$6,144

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands (except per share data)

	Year ended December 31,
	2010	2009

Revenues (Note 13)	$10,396	$8,659
Cost of revenues	6,724	5,648

Gross profit	3,672	3,011

Operating expenses:

Engineering and product development	561	556
Selling and marketing	1,130	1,146
General and administrative	1,486	1,411

Total operating expenses	3,177	3,113

Operating income (loss)	495	(102)

Financial expenses, net (Note 11)	(6)	(15)

Income (loss) before income taxes (Note 9c)	489	(117)
Income taxes (Note 9d)	2	31

Net income (loss)	$487	$(148)

Basic net earnings (loss) per share (Note 10)	$0.073	$(0.022)

Diluted net earnings (loss) per share (Note 10)	$0.071	$(0.022)

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
U.S. dollars in thousands (except share data)

				Other
	Common	Additional		accumulated	Total	Total
	shares	paid-in	Accumulated	comprehensive	comprehensive	shareholders'
	Number	capital	deficit	income (loss)	income (loss)	equity

Balance as of January 1, 2009	6,615,708	$13,927	$(9,784)	$(537)		$3,606

Stock compensation related to options granted to Telkoor's employees and other non-employee consultants	-	15	-	-		15
Stock compensation related to options granted to employees	-	88	-	-		88
Exercise of options granted to employees	10,760	12	-	-		12
Comprehensive income:
Net loss	-	-	(148)	-	$(148)	(148)
Foreign currency translation adjustments	-	-	-	186	186	186

Total comprehensive income					$38

Balance as of December 31, 2009	6,626,468	14,042	(9,932)	(351)		3,759

Stock compensation related to options granted to Telkoor's employees	-	3	-	-		3
Stock compensation related to options granted to employees	-	82	-	-		82
Exercise of options granted to employees	72,500	58	-	-		58
Comprehensive income:
Net income	-	-	487	-	$487	487
Foreign currency translation adjustments	-	-	-	(62)	(62)	(62)

Total comprehensive income					$425

Balance as of December 31, 2010	6,698,968	$14,185	$(9,445)	$(413)		$4,327

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Year ended December 31,
	2010	2009
Cash flows from operating activities:

Net income (loss)	$487	$(148)
Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	57	97
Amortization of intangible asset	33	-
Stock compensation related to options granted to employees	82	88
Stock compensation related to options granted to Telkoor's employees and other non-employee consultants	3	15
Decrease (increase) in trade receivables, net	(889)	457
Increase (decrease) in prepaid expenses and other receivables	84	(98)
Decrease (increase) in inventories	(738)	438
Increase (decrease) in accounts payable and trade payables - related parties	351	(674)
Increase in advances from customers, deferred revenues and other current liabilities	144	274

Net cash provided by (used in) operating activities	(386)	449

Cash flows from investing activities:

Decrease in restricted cash	82	-
Purchase of intangible asset	(480)	-
Purchase of property and equipment	(86)	(59)

Net cash used in investing activities	(484)	(59)

Cash flows from financing activities:

Proceeds from exercise of options	58	12

Net cash provided by financing activities	58	12

Effect of exchange rate changes on cash and cash equivalents	(40)	89

Increase (decrease) in cash and cash equivalents	(852)	491
Cash and cash equivalents at the beginning of the year	2,967	2,476

Cash and cash equivalents at the end of the year	$2,115	$2,967

Supplemental disclosure of cash flows activities:

Income taxes paid	$-	$7

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

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

b.
The Company depends on Telkoor Telecom Ltd. ("Telkoor"), a major shareholder of the Company and one of DPC's third party subcontractors, for manufacturing capabilities in production of the products which DPC sells. If these manufacturers are unable or unwilling to continue manufacturing the Company's products in required volumes on a timely basis, that could lead to loss of sales, and adversely affect the Company's operating results and cash position. The Company also depends on Telkoor's intellectual property and ability to transfer production to third party manufacturers. Failure to obtain new products in a timely manner or delay in delivery of products to customers will have an adverse effect on the Company's ability to meet its customers' expectations. In 2010, the Company purchased a specific IP from Telkoor in order to reduce its dependency on Telkoor with respect to a certain line of products. See also Notes 5 and 12.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

a.	Use of estimates:

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions. The Company's management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

b.	Financial statements in U.S. dollars:

A substantial portion of the revenues of the Company is generated in U.S. dollars ("dollar"). In addition, a substantial portion of the costs of the Company is incurred in dollars. The Company's management believes that the dollar is the currency of the primary economic environment in which the Company operates.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 2:-     SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The financial statements of the foreign subsidiary, whose functional currency has been determined to be its local currency, have been translated into U.S. dollars in accordance with Accounting Codification Statement ("ASC") 830 (formerly: FASB No. 52), "Foreign Currency Translation".  All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate for the period. The resulting translation adjustments are reported as a component of accumulated other comprehensive income (loss) in shareholders' equity.

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

Restricted cash is held on account of a letter of credit issued by the Company's bank in respect of future lease payments and for certain customers until the guarantee expires. The restricted cash is invested in a deposit.

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

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 2:-     SIGNIFICANT ACCOUNTING POLICIES (Cont.)

During 2010 and 2009, the Company recorded inventory write-offs of $ 28 and $ 38, respectively, within the cost of goods sold.

g.	Property and equipment and intangible asset:

Property and equipment as well as an intangible asset are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%

Intangible asset	25
Computers, software and related equipment	20 - 33
Office furniture and equipment	10 - 20
Leasehold improvements	Over the term of the lease or the life of the asset, whichever is shorter

The long-lived assets of the Company and its subsidiary are reviewed for impairment in accordance with ASC 360 (formerly: SFAS No. 144), "Property, Plant, and Equipment", whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2010 and 2009, no impairment losses have been identified.

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

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 2:-     SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Generally, the Company does not grant a right of return. However, certain distributors are allowed, in the sixth month after the initial stock purchase, to rotate stock that has not been sold for other products. This may be repeated every six months thereafter for 15-18 months, at no more than a fixed percentage of the distributor's purchase during the previous six months. Revenues subject to stock rotation rights are deferred until the products are sold to the end customer or until the rotation rights expire.

Service revenues are deferred and recognized on a straight-line basis over the term of the service agreement. Service revenues are immaterial in proportion to the Company's revenues.

i.	Engineering and product development costs:

Engineering and product development costs are charged to the statement of operations as incurred.

j.	Income taxes:

The Company and its subsidiary account for income taxes in accordance with ASC 740 (formerly: Statement of Financial Accounting Standards No. 109), "Income Taxes" (“ASC 740”). This Statement prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company and its subsidiary provide a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with ASC 740. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. No liability for unrecognized tax benefits was recorded as a result of the implementation of ASC 740 as of December 31, 2010 and 2009.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 2:-     SIGNIFICANT ACCOUNTING POLICIES (Cont.)

k.	Warranty costs:

The Company offers a warranty period for all of its products. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company's warranty liability include the number of units sold, historical rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

A table presenting the reconciliation of the changes in the Company's aggregate product warranty liability was not provided due to the immateriality.

l.	Accounting for stock-based compensation:

The Company accounts for stock-based compensation in accordance with ASC 718.

ASC 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company's consolidated statements of operations.

The Company estimates the fair value of stock options granted under ASC 718 using the Black-Scholes option-pricing model that uses the following assumptions.

Expected volatility is based on historical volatility that is representative of future volatility over the expected term of the options. The expected term of options granted was determined based on the simplified method, which is calculated as the midpoint between the vesting date and the end of the contractual term of the option. The Company uses the simplified method as it has determined that sufficient data is not available to develop an estimate of the expected option term based upon historical participant behavior.  The risk free interest rate is based on the yield of U.S. Treasury bonds with equivalent terms. The dividend yield is based on the Company's historical and future expectation of dividends payouts. The Company has not paid cash dividends historically and has no plans to pay cash dividends in the foreseeable future.

The Company recognizes compensation expense based on awards ultimately expected to vest, net of estimated forfeitures at the time of grant. Estimated forfeitures are based on historical pre-vesting forfeitures. ASC 718 requires forfeitures to be estimated and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 2:-      SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The fair value for options granted in 2010 and 2009 is amortized over their vesting period using a straight-line recognition method and estimated at the date of grant with the following assumptions:

	2010	2009

Dividend yield	0%	0%
Expected volatility	90%	89%-93%
Risk-free interest	1.62%-2.07%	2.7%-2.99%
Forfeiture rate	5%	5%
Expected life	6.25 years	6.25 years

The total equity-based compensation expense related to all of the Company's equity-based awards, recognized for the years ended December 31, 2010 and 2009 is comprised as follows:

	Year ended December 31,
	2010	2009

Cost of goods sold	$-	$3
Research and development costs	-	2
Sales and marketing expenses	17	22
General and administrative	65	61

Total equity-based compensation expense	$82	$88

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 2:-     SIGNIFICANT ACCOUNTING POLICIES (Cont.)

A summary of option activity under the Company's stock option plans as of December 31, 2010 and changes during the year then ended are as follows:

	Year ended December 31, 2010
	Amount of options	Weighted average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding at the beginning of the year	825,240	$1.05	5.26	$309
Granted	291,000	$1.50
Exercised	(72,500)	$0.81
Expired	(17,000)	$2.38
Forfeited	(71,740)	$1.20

Outstanding at the end of the year	955,000	$1.17	5.98	$472

Vested or expected to vest at year end	887,050	$1.15	5.98	$456

Exercisable options at the end of the year	565,250	$0.97	3.58	$1,346

The weighted-average grant-date fair value of options granted during the years ended December 31, 2010 and 2009 was $ 1.50. The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on December 31, 2010 and the exercise price, multiplied by the number of in-the-money-options) that would have been received by the option holders had all option holders exercised their options on December 31, 2010. This amount changes based on the fair market value of the Company's shares. The total intrinsic value of options exercised during the years ended December 31, 2010 was $ 39.

As of December 31, 2010, there was $ 356 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's stock option plans. That cost is expected to be recognized over a weighted average period of 2.66 years. The total fair value of options vested during the years ended December 31, 2010 and 2009 was $ 71 and $ 78, respectively.

The Company applies ASC 718 and ASC 505-50 (formerly: EITF No. 96-18), “Equity Based Payments to Non-Employees”, with respect to options and warrants issued to non-employees. ASC 718 requires the use of option valuation models to measure the fair value of the options and warrants at the date of grant.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

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

The valuation methodology the Company uses to measure derivatives (forward contract) is based on observable inputs including interest rate curves and both forward and spot prices for currencies. These derivatives are included in Level 2 (see also p below) and Note 6).

The carrying amounts of financial instruments carried at cost, including cash and cash equivalents, restricted cash, long-term deposits, trade receivables and trade payables approximate their fair value due to the short-term maturities of such instruments.

n.	Basic and diluted net earnings (loss) per share:

Basic net earnings (loss) per share are computed based on the weighted average number of Common shares outstanding during each year. Diluted net earnings (loss) per share are computed based on the weighted average number of Common shares outstanding during each year, plus dilutive potential Common shares considered outstanding during the year, in accordance with ASC 260 (formerly: Statement of Financial Accounting Standards No. 128), "Earnings per Share".

The total number of shares related to the outstanding options and warrants excluded from the calculations of diluted net earnings (loss) per share because these securities are anti-dilutive, was 479,500 options and 899,035 options for the years ended December 31, 2010 and 2009, respectively.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

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

Cash and cash equivalents and restricted cash are invested in banks in the U.S. and in the UK. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions.

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

ASC 815 (formerly: Financial Accounting Standards Board Statement No. 133), "Accounting for Derivative Instruments and Hedging Activities" ("ASC 815"), as amended, requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The Company uses derivatives to hedge certain cash flow foreign currency exposures in order to further reduce the Company's exposure to foreign currency risks.

The Company entered into a forward contract to hedge certain sales transactions with a customer denominated in foreign currencies. The Company's forward contract did not qualify as a hedging instrument under ASC 815.

As of December 31, 2009, the Company had outstanding forward contracts that did not meet the requirement for hedge accounting, in the amount of $ 17. These contracts were for a period of up to nine months. The Company measured the fair value of the contracts in accordance with ASC 820 (Level 2). In December 2010, the Company "cashed out" from the contract and as of December 31, 2010 there are no outstanding forward contracts or other derivatives. The net gains recognized in financial income, during 2009 and 2010 were of $ 63 and $ 8, respectively.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 2:-     SIGNIFICANT ACCOUNTING POLICIES (Cont.)

q.      Comprehensive income:

The Company accounts for comprehensive income in accordance with ASC 220 (formerly: SFAS No. 130), "Reporting Comprehensive Income". This Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income generally represents all changes in stockholders' equity during the period except those resulting from investments by, or distributions to, stockholders. The items in comprehensive income relate to unrealized losses and gains from foreign currency translation adjustments.

r.      Operating lease:

The Company and its subsidiary have operating lease agreements for the lease of their building facilities in the U.S. and UK. The rent in connection with the leases is charged to expense over the lease term. If rental payments are not made on a straight-line basis, rental expenses are nevertheless recognized on a straight-line basis.

s.     Recently issued accounting pronouncements:

In October 2009, the FASB issued Accounting Standards Update, 2009-13, "Revenue Recognition (Topic 605) Multiple Deliverable Revenue Arrangements-A Consensus of the FASB Emerging Issues Task Force". This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available. The Company applies this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011. The Company is currently evaluating the impact of the adoption of this new guidance on its financial statements, but does not expect it to have a material effect on its financial statements.

NOTE 3:-	INVENTORIES

	December 31,
	2010	2009

Raw materials, parts and supplies	$168	$232
Work in progress	526	285
Finished products	1,074	539

	$1,768	$1,056

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 4:-     PROPERTY AND EQUIPMENT

	December 31,
	2010	2009

Cost:

Computers, software and related equipment	$1,168	$1,153
Office furniture and equipment	211	187
Leasehold improvements	538	519

	1,917	1,859

Accumulated depreciation

Computers, software and related equipment	1,030	1,014
Office furniture and equipment	186	183
Leasehold improvements	445	431

	1,661	1,628

Depreciated cost	$256	$231

Depreciation expense was $ 57 and $ 97 for the years ended December 31, 2010 and 2009, respectively.

NOTE 5:-      INTANGIBLE ASSET, NET

On August 25, 2010, the Company and its wholly-owned subsidiary, DPL, entered into an agreement with Telkoor Power Supplies Ltd. ("TPS"), a subsidiary of Telkoor, pursuant to which, (1) TPS sold, assigned and conveyed to DPL all of its rights, title and interest in and to the intellectual property associated with the Compact Peripheral Component Interface 600 W AC/DC power supply series (the “Assets” or “IP”) and (2) DPL granted to TPS an irrevocable license to sell the  Assets  in Israel on an exclusive basis. The IP was purchased in order to decrease lead time and costs of the production process. In consideration for the purchase of the IP, DPL paid TPS $ 480. The consideration for the license provided to TPS to sell the Assets in Israel is a royalty fee of 15% of TPS's direct production costs of sales, due on a quarterly basis.

TPS will provide the Company reasonable training and technical support, if necessary, for a period of 60 months in order to enable the Company to properly and effectively use the IP to manufacture the Assets.  In accordance with the agreement, the consideration for the IP may be reduced over a four-year period in the event that annual sales for each fiscal year between 2011 and 2014 are less than a fixed threshold of units on an annual basis based on an offset value per unit as described in the agreement. If there is a shortfall in sale of units in one annual period and in the subsequent period the Company sells more than the fixed unit threshold, this difference will be offset from any reduced consideration in any annual periods between 2011 and 2014.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 5:-	INTANGIBLE ASSET, NET (Cont.)

Since the transaction was made between two related parties, an external independent valuation has been prepared in order to support the fair value of the IP purchased in accordance with ASC 820.  At the later of (1) six months from the date of the agreement and (2) the date on which the production of the IP will be transferred to a manufacturing facility designated by DPL, TPS will continue to manufacture the IP for DPL based on TPS's actual production costs (with no profit to TPS up to a fixed price per unit) as noted in the agreement.

To date, DPL has designated a manufacturing facility to manufacture the units of the IP purchased and accordingly decreased its manufacturing costs.

The useful life method of the IP has been determined to be five years and the amortization method is the straight-line method, as management considers this method as the most appropriate.

Amortization expense was $ 29 for the year ended December 31, 2010.

Future amortization expense is as follows:

Year ended December 31,

2011	$95
2012	95
2013	95
2014	95
2015	66

$446

NOTE 6:-	OTHER CURRENT LIABILITIES

	December 31,
	2010	2009

Accrued payroll and payroll taxes	$137	$120
Warranty accrual	90	103
Government authorities	9	7
Accrued expenses and other	287	262

	$523	$492

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 7:-	COMMITMENTS AND CONTINGENT LIABILITIES

Lease commitments:

The Company has an operating lease agreement in the U.S. which expires on various dates, the latest of which is in 2012. In September 2010, the Company's subsidiary signed a new agreement for a lease in respect of the UK facility for a period of fifteen years with an option to cancel the lease after ten years.

Future rental commitments under non-cancelable leases are as follows:

Year ended December 31,

2011	$273
2012	265
2013	154
2014	154
2015	154
2016 and 2024	1,385

$2,385

Total rent expense for the years ended December 31, 2010 and 2009 was approximately $ 261 and $ 225, respectively.

NOTE 8:-	SHAREHOLDERS' EQUITY

a.	Preferred shares:

There are authorized Preferred shares in the amount of 500,000 shares of Series A cumulative Redeemable Convertible Preferred shares ("Series A"), and an additional 1,500,000 Preferred shares that have been authorized, but the rights, preferences, privileges and restrictions on these shares have not been determined. DPC's Board of Directors is authorized to create a new series of Preferred shares and determine the number of shares, as well as the rights, preferences, privileges and restrictions granted to or imposed upon any series of Preferred shares. As of December 31, 2010, there were no Preferred shares issued or outstanding.

b.	Common shares:

Common shares confer upon the holders the rights to receive notice to participate and vote in the general meeting of shareholders of the Company, to receive dividends, if and when declared, and to participate in a distribution of surplus of assets upon liquidation of the Company.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 8:-	SHAREHOLDERS' EQUITY (Cont.)

c.	Share Option Plans:

1.
Under the Company's Digital Power 2002, 1998 and 1996 Incentive Share Option Plans ("the Incentive Share Option Plans"), options may be granted to employees, officers, consultants, service providers and directors of the Company or its subsidiary.

2.
As of December 31, 2010, the Company has authorized according to the Incentive Share Option Plans the grant of options to officers, management, other key employees and others of up to 513,000, 240,000 and 1,519,000 options, respectively for the Company's Common shares. For all three Incentive Share Option Plans, the maximum term of the options is ten years from the date of grant. As of December 31, 2010, an aggregate of 486,645 of the Company's options are still available for future grant.

3.	The options granted generally become fully vested after four years. Any options that are forfeited or cancelled before expiration become available for future grants.

The options outstanding as of December 31, 2010 have been classified by exercise price, as follows:

					Weighted
	Options	Weighted		Options	average
	outstanding	average	Weighted	exercisable	exercise
	as of	remaining	average	as of	price
Exercise	December 31,	contractual	exercise	December 31,	of options
price	2010	term	price	2010	exercisable
		Years

$ 0.48 - $ 0.71	225,000	1.51	$0.70	220,000	$0.70
$ 0.79 - $ 1.05	232,000	5.24	$0.95	195,750	$0.97
$ 1.16 - $ 1.66	416,000	8.45	$1.42	120,000	$1.23
$ 1.70 - $ 3.03	82,000	7.74	$1.83	29,500	$1.90

	955,000	5.97	$1.17	565,250	$0.97

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 8:-	SHAREHOLDERS' EQUITY (Cont.)

d.	Warrants and options issued to service providers and consultants:

The Company's outstanding warrants and options to consultants and service providers granted outside of the Incentive Stock Option Plans as of December 31, 2010 are as follows:

Issuance date	Options for Common shares	Exercise price per share	Options exercisable

May 2002	40,000	$1.00	40,000
August 2002	10,000	$0.55	10,000
November 2002	10,000	$1.00	10,000
February 2005	20,000	$1.19	20,000
March 2006	100,000	$1.16	100,000
December 2010	41,500	$1.51	-

	221,500		180,000

All options are exercisable for ten years from the date of grant.

In 2010, the Company granted 41,500 options to Telkoor's employees. These options vest over four years. The fair value of these options was estimated using the Black-Scholes option-pricing model with the following assumptions for 2010: risk-free interest rates of 3.3%, dividend yield of 0%, volatility of 88%, and the contractual term of the options of 10 years.

Compensation expenses of $ 3 and $ 15 were recognized for the years ended December 31, 2010 and 2009, respectively, in accordance with the accelerated method.

e.	Employee stock ownership plan:

The Company has an employee stock ownership plan ("ESOP") covering eligible employees. The ESOP provides for the Employee Stock Ownership Trust ("ESOT") to distribute the Company's Common shares as retirement benefits to the participants. The Company has not distributed shares since 1998. As of December 31, 2010, the outstanding Common shares held by the ESOT amount to 167,504 shares.

f.	Dividends:

In the event that cash dividends are declared in the future, such dividends will be paid in U.S. dollars. The Company does not intend to pay cash dividends in the foreseeable future.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 9:-	TAXES ON INCOME

a.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax asset and liabilities are as follows:

	December 31,
	2010	2009

Net operating loss carryforward	$1,478	$1,745

Reserves and allowances	391	380
Credit carryforward	107	112
Depreciation and amortization	94	143

Net deferred tax asset before valuation allowance	2,070	2,380
Valuation allowance	(2,070)	(2,380)

Net deferred tax asset	$-	$-

As of December 31, 2010 and 2009, the Company and its subsidiary provided a valuation allowance of $ 2,070 and $ 2,380, respectively, in respect of deferred tax assets resulting from short-term temporary differences and depreciation charged in advance of a capital allowance taken, as well as from carryforward losses.

Management currently believes that since the Company and its subsidiary have a history of losses, it is more likely than not that the deferred tax assets regarding the remainder of the tax loss carryforward and other temporary differences will not be realized in the foreseeable future.

b.	Net operating tax losses carryforward:

As of December 31, 2010, the Company had approximately $ 3,451 in federal net operating loss carryforward for income tax purposes, which can be carried forward and offset against taxable income for 20 years and expire between 2020 and 2030.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

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

As of December 31, 2010, DPL had accumulated losses for income tax purposes in the amount of approximately $ 850. These net operating losses may be carried forward and offset against taxable income in the future for an indefinite period.

c.	Income (loss) before income taxes consists of the following:

	Year ended December 31,
	2010	2009

Domestic (U.S.)	$170	$(153)
Foreign (UK)	319	36

	$489	$(117)

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

There is no provision in respect of unrecognized tax benefits for the years ended December 31, 2010 and 2009.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 9:-	TAXES ON INCOME (Cont.)

c.
A reconciliation between the theoretical tax expense, assuming all income is taxed at the statutory tax rate applicable to income of the Company and the actual tax expense as reported in the statements of operations is as follows:

	Year ended December 31,
	2010	2009

Income (loss) before income taxes	$489	$(117)

Theoretical tax at U.S. statutory tax rate (34%)	$166	$(40)
Taxes in respect of prior years	149	31
State taxes, net of federal benefit	-	(3)
Tax adjustment in respect of foreign subsidiary	(50)	(5)
Nondeductible expenses	47	1
Operating carryforward losses and temporary differences for which valuation allowance was (utilized) provided	(310)	47

Tax expenses	$2	$31

NOTE 10:-  NET EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of the basic and diluted net earnings (loss) per share:

a.            Numerator:

	Year ended December 31,
	2010	2009

Net income (loss) available to Common shareholders	$487	$(148)

b.           Denominator:

Denominator for basic net earnings (loss) per Common share	6,668,291	6,620,695
Effect of dilutive securities:
Stock options	143,626	-

Denominator for diluted net earnings (loss) per Common share	6,811,917	6,620,695

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 11:-  FINANCIAL EXPENSES, NET

	Year ended December 31,
	2010	2009

Financial income:
Interest	$1	$1
Foreign currency transaction differences	312	230
Forward contract transaction	8	63

	321	294
Financial expenses:

Bank charges and other	3	10
Foreign currency transaction differences	324	299

	327	309

Financial expenses, net	$(6)	$(15)

NOTE 12:-  RELATED PARTY TRANSACTIONS

The results of operations from transactions with Telkoor, a major shareholder, were as follows:

	Year ended December 31,
	2010	2009

Purchases of products from Telkoor	$3,877	$2,531

Transactions with Telkoor are derived mainly from purchase of power supplies from Telkoor. In addition, in 2010, the Company purchased IP from one of Telkoor's subsidiaries in the amount of $ 480. See Note 5 for further discussion.

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

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 13:-	SEGMENT CUSTOMERS AND GEOGRAPHICAL INFORMATION

a.
The Company has two reportable geographic segments; see Note 1a for a brief description of the Company's business. The data is presented in accordance with ASC 280 (formerly: Statement of Financial Accounting Standards No.131, "Disclosure about Segments of an Enterprise and Related Information") ("ASC 280").

The following data presents the revenues, expenditures and other operating data of the Company's geographic operating segments:

	Year ended December 31, 2010
	DPC	DPL	Eliminations	Total

Revenues	$5,792	$4,604	$-	$10,396
Intersegment revenues	65	136	(201)	-

Total revenues	$5,857	$4,740	$(201)	$10,396

Depreciation and amortization expense	$21	$69	$-	$90

Operating income	$174	$321		$495

Financial expenses, net				6

Tax expense				2

Net income				$487

Expenditures for segment assets as of December 31, 2010	$56	$510	$-	$566

Identifiable assets as of December 31, 2010	$3,282	$3,897	$-	$7,179

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 13:-	SEGMENTS CUSTOMERS AND GEOGRAPHICAL INFORMATION (Cont.)

	Year ended December 31, 2009
	DPC	DPL	Eliminations	Total

Revenues	$4,257	$4,402	$-	$8,659
Intersegment revenues	233	55	(288)	-

Total revenues	$4,490	$4,457	$(288)	$8,659

Depreciation expense	$30	$67	$-	$97

Operating loss	$(226)	$124	$-	$(102)

Financial expenses, net				15

Tax expense				31

Net loss				$(148)

Expenditures for segment assets as of December 31, 2009	$13	$46	$-	$59

Identifiable assets as of December 31, 2009	$2,971	$3,173	$-	$6,144

b.	Major customers' data as a percentage of total revenues:

	Year ended December 31,
	2010		2009

Customer A	(*	)	10%

(*)	Less than 10%.

c.	Total revenues from external customers divided on the basis of the Company's product lines are as follows:

	Year ended December 31,
	2010	2009
Revenues:
Commercial products	$7,655	$5,766
Defense products	2,741	2,893

	$10,396	$8,659

- - - - - - - -

SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 29, 2011

DIGITAL POWER CORPORATION

By:	/s/ Amos Kohn
Amos Kohn
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the  registrant and in the capacities and on the dates indicated.

Dated: March 29, 2011	/s/ Ben-Zion Diamant
Ben-Zion Diamant, Chairman of the Board

Dated: March 29, 2011	/s/ Amos Kohn
Amos Kohn,
President, Chief Executive Officer and Director

Dated: March 29, 2011	/s/ Israel Levi
Israel Levi, Director

Dated: March 29, 2011	/s/ Yehezkel Manea
Yehezkel Manea, Director

Dated: March 29, 2011	/s/ Robert O. Smith
Robert O. Smith, Director

Dated: March 29, 2011	/s/ Assaf (Assi) Itshayek
Assaf (Assi) Itshayek, Chief Financial Officer (Principal Financial and Accounting
Officer)