Form 10-Q
period 2011-03-31
DIGITAL POWER CORP
filed 2011-05-13
CIK 896493

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the quarterly period ended March 31, 2011

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

At May 13, 2011, the registrant had outstanding 6,698,968 shares of common stock.

DIGITAL POWER CORPORATION

DIGITAL POWER CORPORATION AND SUBSIDIARY

  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

  AS OF MARCH 31, 2011

  IN U.S. DOLLARS

  UNAUDITED

INDEX

Page

Review of Unaudited Interim Consolidated Financial Statements	4

Consolidated Balance Sheets	5 - 6

Consolidated Statements of Operations	7

Statement of Changes in Shareholders' Equity	8

Consolidated Statements of Cash Flows	9

Notes to Consolidated Financial Statements	10 - 15

- - - - - - - -

The Board of Directors
Digital Power Corporation

Re:	Review of unaudited interim consolidated financial statements for the three-month period ended March 31, 2011

We have reviewed the accompanying consolidated balance sheet of Digital Power Corporation ("the Company") and its subsidiary as of March 31, 2011, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2011 and 2010, and the statement of changes in shareholders' equity for the three-month period ended March 31, 2011. These financial statements are the responsibility of the Company's management.

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

Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER
May 12, 2011	A Member of Ernst & Young Global

DIGITAL POWER CORPORATION AND IT'S SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

	March 31,	December 31,
	2011	2010
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,589	$2,115
Trade receivables (net of allowance for doubtful accounts of $ 140 and $ 119 as of March 31, 2011 and December 31, 2010, respectively)	2,054	2,395
Prepaid expenses and other accounts receivable	121	157
Inventories (Note 3)	1,836	1,768

Total current assets	6,600	6,435

PROPERTY AND EQUIPMENT, NET	259	256

INTANGIBLE ASSET, NET	437	446

LONG-TERM DEPOSITS	40	42

Total assets	$7,336	$7,179

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION AND IT'S SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

	March 31,	December 31,
	2011	2010
	Unaudited

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$885	$783
Trade payables - related parties	719	978
Advances from customers and deferred revenue	420	568
Other current liabilities	688	523

Total current liabilities	2,712	2,852

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY:
Share capital -
Series A Redeemable Convertible Preferred shares, no par value - 500,000 shares authorized; 0 shares issued and outstanding at March 31, 2011 and December 31, 2010	-	-
Preferred shares, no par value - 1,500,000 shares authorized; 0 shares issued and outstanding at December 31, 2010 and 2009	-	-
Common shares, no par value - 30,000,000 shares authorized; 6,698,968 shares issued and outstanding as of March 31, 2011 and December 31, 2010	-	-
Additional paid-in capital	14,224	14,185
Accumulated deficit	(9,275)	(9,445)
Accumulated other comprehensive loss	(325)	(413)

Total shareholders' equity	4,624	4,327

Total liabilities and shareholders' equity	$7,336	$7,179

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION AND IT'S SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands, except per share data

	Three months ended March 31,
	2011	2010
	Unaudited

Revenues	$2,978	$1,967
Cost of revenues	1,872	1,286

Gross profit	1,106	681

Operating expenses:
Engineering and product development	186	172
Selling and marketing	275	314
General and administrative	449	367

Total operating expenses	910	853

Operating income (loss)	196	(172)
Financial income (expenses), net	(25)	40

Income (loss) before income taxes	171	(132)

Income taxes	1	-
Net income (loss)	$170	$(132)

Basic net earnings (loss) per share	$0.025	$(0.019)

Diluted net earnings (loss) per share	$0.024	$(0.019)

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION AND IT'S SUBSIDIARY

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

U.S. dollars in thousands, except share data

				Other
	Common	Additional		accumulated	Total	Total
	shares	paid-in	Accumulated	comprehensive	comprehensive	shareholders'
	Number	capital	deficit	loss	income	equity

Balance as of January 1, 2011	6,698,968	$14,185	$(9,445)	$(413)		$4,327

Stock compensation related to options granted to Telkoor's employees	-	7	-	-		7
Stock compensation related to options granted to employees	-	32	-	-		32
Comprehensive income:
Net income	-	-	170	-	$170	170
Foreign currency translation adjustments	-	-	-	88	88	88

Total comprehensive income					$249

Balance as of March 31, 2011 (unaudited)	6,698,968	$14,224	$(9,285)	$(325)		$4,624

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION AND IT'S SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Three months ended March 31,
	2011	2010
	Unaudited
Cash flows from operating activities:

Net income (loss)	$170	$(132)
Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	15	17
Amortization of intangible asset	24	-
Stock compensation related to options granted to employees	32	24
Stock compensation related to options granted to Telkoor's employees and other non-employee consultant	7	1
Decrease in trade receivables, net	370	14
Decrease (increase) in prepaid expenses and other accounts receivable	40	(18)
Increase in inventories	(34)	(270)
Increase (decrease) in accounts payable and related parties- trade payables	(175)	50
Increase (decrease) in deferred revenues and other current liabilities	(12)	67

Net cash provided by (used in) operating activities	437	(247)

Cash flows from investing activities:

Purchase of property and equipment	(11)	(21)

Net cash used in investing activities	(11)	(21)

Cash flows from financing activities:

Proceeds from exercise of options	-	19

Net cash provided by financing activities	-	19

Effect of exchange rate changes on cash and cash equivalents	48	(171)

Increase (decrease) in cash and cash equivalents	474	(420)
Cash and cash equivalents at the beginning of the period	2,115	2,967

Cash and cash equivalents at the end of the period	$2,589	$2,547

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

b.
The Company depends on Telkoor Telecom Ltd. ("Telkoor"), a major shareholder of the Company and one of DPC's third party subcontractors, for manufacturing capabilities in production of the products which DPC sells. If these manufacturers are unable or unwilling to continue manufacturing the Company's products in required volumes on a timely basis, that could lead to loss of sales, and adversely affect the Company's operating results and cash position. The Company also depends on Telkoor's intellectual property and ability to transfer production to third party manufacturers. Failure to obtain new products in a timely manner or delay in delivery of product to customers will have an adverse effect on the Company's ability to meet its customers' expectations. In 2010, the Company purchased a specific IP from Telkoor in order to reduce its dependency on Telkoor with respect to a certain line of products. See also Notes 5 and 12 to the annual financial statements as of December 31, 2010.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

a.
The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2010 are applied consistently in these financial statements. In addition, the following accounting policy is applied:

The accompanying unaudited consolidated financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of the financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2011.

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

b.	Accounting for stock-based compensation:

The Company has several stock-based employee compensation plans, which are described more fully in Note 4. The Company accounts for stock-based compensation in accordance with Accounting Standards Codification Statement ("ASC") 718 (formerly SFAS No. 123 (revised 2004)) "Stock compensation" ("ASC 718").

The Company and its subsidiary apply ASC 718 and ASC 505-50 (formerly EITF 96-18) "Equity-Based Payments to Non-Employees" ("ASC 505-50") to options issued to non-employees. ASC 718 requires use of an option valuation model to measure the fair value of the options at the grant date.

NOTE 3:-	INVENTORIES

	March 31,	December 31,
	2011	2010
	Unaudited

Raw materials, parts and supplies	$158	$168
Work in progress	506	526
Finished products	1,172	1,074

	$1,836	$1,768

NOTE 4:-	ACCOUNTING FOR STOCK-BASED COMPENSATION

a.	Stock option plans:

1.	Under the Company's stock option plans, options may be granted to employees, officers, consultants, service providers and directors of the Company or its subsidiary.

2.
As of March 31, 2011, the Company has authorized, by three Incentive Share Option Plans, the grant of options to officers, management, other key employees and others of up to 513,000, 240,000 and 1,519,000, respectively, of the Company's common stock. As of March 31, 2011, options to purchase up to an aggregate of 688,905 shares of the Company's common stock are still available for future grant.

3.
The options granted generally become fully exercisable after four years and expire no later than 10 years from the date of the option grant. Any options that are forfeited or cancelled before expiration become available for future grants.

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 4:-	ACCOUNTING FOR STOCK-BASED COMPENSATION (Cont.)

A summary of the Company's employee share option activity (except options to consultants and service providers) and related information is as follows:

	Three months ended March 31, 2011
	Amount of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value *)
Outstanding at the beginning of the period	955,000	$1.17	5.98	$472
Granted	30,000	$1.69
Outstanding at the end of the period	985,000	$1.19	6.10	$421

Exercisable options at the end of the period	587,038	$0.96	3. 74	$1,358

*)	Calculation of aggregate intrinsic value is based on the share price of the Company's common stock as of March 31, 2011 ($ 1.59 per share).

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

The weighted-average grant-date fair value of options granted during the first three months of 2011 was $1.24.

As of March 31, 2011, there was $ 354 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a period of the next forty-seven months.

b.	Employee Stock Ownership Plan:

The Company has an Employee Stock Ownership Plan ("ESOP") covering eligible employees. The ESOP provides for the Employee Stock Ownership Trust ("ESOT") to distribute shares of the Company's common stock as retirement benefits to the participants. The Company has not distributed shares since 1998. As of March 31, 2011, the ESOT held 167,504 shares of Common stock.

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 5:-	NET EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of the basic and diluted net earnings (loss) per share:

1.	Numerator:

	Three months ended March 31,
	2011	2010
	Unaudited

Net income (loss) available to Common shareholders	$170	$(132)

2.	Denominator:

Denominator for basic net earnings per share of weighted average number of Common shares	6,698,968	6,647,368
Effect of dilutive securities:
Employee stock options	282,425	-

Denominator for diluted net earnings (loss) per Common share	6,981,393	6,647,368

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 6:-	SEGMENTS, MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

The Company has two reportable geographic segments (see Note 1 for a brief description of the Company's business).

The following data presents the revenues, expenditures and other operating data of the Company's geographic operating segments in accordance with ASC 218 (formerly SFAS No. 131) "Segment Reporting" ("ASC 218").

	Three months ended March 31, 2011 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$1,605	$1,373	$-	$2,978
Intersegment revenues	76	1	(77)	-

Total revenues	$1,681	$1,374	$(77)	$2,978

Depreciation expense	$5	$10	$-	$15

Operating income	$110	$86	$-	$196

Financial expenses, net				25

Tax expense				1

Net income	$108	$62	$-	$170

Expenditures for segment assets, net as of March 31, 2011	$3	$8	$-	$11

Identifiable assets as of March 31, 2011	$3,425	$3,911	$-	$7,336

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 6:-	SEGMENTS, MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION (Cont.)

	Three months ended March 31, 2010 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$1,002	$965	$-	$1,967
Intersegment revenues	17	-	(17)	-

Total revenues	$1,019	$965	$(17)	$1,967

Depreciation expense	$7	$10	$-	$17

Operating loss	$(161)	$(11)	$-	$(172)

Financial income, net				40

Net income (loss)	$(167)	$35	$-	$(132)

Expenditures for segment assets, net as of March 31, 2010	$16	$5	$-	$21

Identifiable assets as of March 31, 2010	$2,606	$3,289	$-	$5,895

 - - - - - - - -

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS

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

GENERAL

Digital Power Corporation is a solution-driven organization that designs, develops, manufactures and sells high-grade customized and flexible power system solutions for the most demanding applications in the medical, military, telecom and industrial markets.  We are highly focused on high-grade and custom product designs for the commercial, medical and military/defense markets, where customers demand high density, high efficiency and ruggedized products to meet the harshest and/or military mission critical operating conditions.  We are a California corporation originally formed in 1969, and our common stock trades on the NYSE Amex under the symbol “DPW”. Our corporate headquarters are located in the heart of the Silicon Valley.

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

            We market and sell our products to many diverse market segments, including the telecom, industrial, medical and military/defense industries.  Our products serve a global market, with an emphasis on North America and Europe.  We offer a broad product variety, including a full custom product design and production, unique high-speed switching power front-end, modified-standard and value added products, open-frame, Compact-PCI, ATSC, Micro TCA, Front-Ends Systems and PoE (Power over Ethernet) product solutions, providing power output from 50 watts to 72,000 watts.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2011, COMPARED TO THREE MONTHS ENDED MARCH 31, 2010

Revenues

Our revenues increased by 51 % to $2,978,000 for the three months ended March 31, 2011, from $1,967,000 for the three months ended March 31, 2010. The increase in revenues was mainly due to higher sales of our commercial, medical and military products. During the three months ended March 31, 2011, we generated revenues from the sale of a fully customized product solution for the medical and the telecom markets as part of our earlier strategy to transition away from a dependence on standard, commodity products. In addition, during this period, we delivered one of our major military projects. Revenues from sales of our commercial products during this period increased by 46% to $2,079,000 for the three months ended March 31, 2011, from $1,420,000 for the three months ended March 31, 2010. Revenues from sales of our military products increased by 64% to $899,000 for the three months ended March 31, 2011, from $547,000 for the three months ended March 31, 2010. The increase in our revenue from our military products was mainly due to the delivery to one of our major defense customer.

Revenues from our U.S. operations increased by 60% to $1,605,000 for the three months ended March 31, 2011, from $1,002,000 for the three months ended March 31, 2010. Revenues from our European operations of DPL increased by 42% to $1,373,000 for the three months ended March 31, 2011, from $965,000 for the three months ended March 31, 2010. The increase in revenues in our U.S. operations was mainly due to higher sales of our commercial products to the medical, industrial and telecom market segments. The increase in revenues from our European operations was mainly attributable to the delivery of one of our major international military project.

Gross Margins

Gross margins increased to 37.1% for the three months ended March 31, 2011, compared to 34.6% for the three months ended March 31, 2010. The increase in gross margins was mainly attributable to the delivery of some of our custom design products which carried higher gross margins.

Engineering and Product Development

Engineering and product development expenses were $186,000 or 6.2% of revenues, for the three months ended March 31, 2011, compared to $172,000 or 8.7% of revenues, for the three months ended March 31, 2010. The increase was attributable mainly to an increase in New Product Introduction activities.

Selling and Marketing

Selling and marketing expenses were $275,000, or 9.2% of revenues, for the three months ended March 31, 2011, compared to $314,000 or 16.0% of revenues, for the three months ended March 31, 2010.  The decrease in selling and marketing expenses was primarily due to lower expenses in selling and marketing headcount.

General and Administrative

General and administrative expenses were $449,000, or 15.1% of revenues, for the three months ended March 31, 2011, compared to $367,000, or 18.7% of revenues, for the three months ended March 31, 2010. The increase in general and administrative expenses was due to a $48,000 increase in the allowance for doubtful accounts and, the remainder, an increase in general expenses.

Financial Income (Expense)

Financial expense was $25,000 for the three months ended March 31, 2011, compared to financial income of $40,000 for the three months ended March 31, 2010. The change in financial results was due to foreign currency fluctuations during the respective periods.

Net Income (Loss)

For the three months ended March 31, 2011, we had a net income of $170,000 compared to a net loss of $132,000 for the three months ended March 31, 2010. The increase in the net income for the three months ended March 31, 2011 was due primarily to the increase in our revenues and gross margins, partially offset by the increase in our financial expenses.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2011, we had cash and cash equivalents of $2,589,000 and working capital of $3,888,000 This compares with cash and cash equivalents of $2,115,000 and working capital of $3,583,000 at December 31, 2010. The increase in cash and cash equivalents was due mainly to net profit during the first quarter and to a decrease in trade receivables offset by increases in accounts payable and related parties-trade payables. The increase in working capital was mainly due to an increase in cash and cash equivalents and to an increase in inventory, offset partially by a decrease in trade receivables.

Net cash provided by operating activities totaled $437,000 for the three months ended March 31, 2011, compared to net cash used in operating activities of $247,000 for the three months ended March 31, 2010. The net cash provided from operating activities was mainly due to the net income for the three months ended March 31, 2011, and to a decrease in trade receivable offset by a decrease in accounts payable and related parties-trade payables.

Net cash used in investing activities was $11,000 for the three months ended March 31, 2011, compared to net cash used in investing activities of $21,000 for the three months ended March 31, 2010. The net usage of cash from investing activities was due to a decrease in the purchase of property and equipment.

Net cash provided by financing activities was $0 for the three months ended March 31, 2011, compared to net cash provided by financing activities of $19,000 for the three months ended March 31, 2010. The net cash provided by financing activity was due to a decrease in employees’ options exercise.

We believe we have adequate resources at this time to continue our operational and promotional efforts to increase sales and support our current operation.  However, if we do not increase our sales, we may have to raise money through debt or equity, which may dilute shareholders’ equity.

CRITICAL ACCOUNTING POLICIES

In our Annual Report on Form 10-K for the year ended December 31, 2010, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements.  The basis for developing the estimates and assumptions within our critical accounting policies is based on historical information and known current trends and factors.  The estimates and assumptions are evaluated on an ongoing basis and actual results have been within our expectations.  We have not changed these policies from those previously disclosed in our Annual Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating our disclosure controls and procedures (as defined in the rules and regulations of the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this quarterly report, has concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

During the period covered by this quarterly report, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See our disclosures under “Legal Proceedings” in our Annual Report on Form 10-K, filed March 30, 2011. There have been no material developments in those proceedings since that filing.

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

Although we experienced an operating income and a net income during the three months ended March 31, 2011, we experienced an operating loss and a net loss during the three months ended March 31, 2010,  we have historically experienced net losses and we may experience net losses in the future.

For the three months ended March 31, 2011, we had an operating income of $196,000 and a net income of $170,000 compared to an operating loss of $172,000 and a net loss of $132,000 for the three months ended March 31, 2010.  Although we have actively taken steps to increase our revenue and reduce manufacturing and operating costs, we may incur operating and net losses in the future unless we continue to increase revenues by selling current and custom design products, and continue seeking manufacturing cost reductions through offshore strategic agreements with contract manufacturers.

We depend on Telkoor to design and manufacture some of our products.

We depend on Telkoor, our largest shareholder and one of our third party subcontractors, for design and manufacturing capabilities for some of the products that we sell. If Telkoor is unable or unwilling to continue designing or manufacturing our products in required volumes and with a certain level of quality on a timely basis, that could lead to loss of sales and adversely affect our operating results and cash position. We also depend on Telkoor's intellectual property and ability to transfer production to third party manufacturers. Failure to obtain new products in a timely manner or delay in delivery of products to customers will have an adverse effect on our ability to meet our customers’ expectations.  In addition, we operate in highly competitive markets where our ability to sell Telkoor’s products could be adversely affected by Telkoor’s agreements with other companies, long lead-times and the high cost of Telkoor’s products.  For example, in April 2008 Telkoor signed a “private label” agreement with Murata Power Solutions ("MPS") in Canada to manufacture and sell Telkoor’s products under the Murata brand name, an agreement which positioned Murata as a direct competitor to us with respect to selling Telkoor’s products in North America.

.  Also, in 2010, Telkoor’s manufacturing lead-times increased, which has hindered our ability to respond to our customers’ needs.  Telkoor’s principal offices, research and development and manufacturing facilities are located in Israel. Political, economic, and military conditions in Israel directly affect Telkoor’s operations.  We are also dependent upon Telkoor’s terms and conditions with its contract manufacturers for some of our products, which terms and conditions may not always be in our best interest.  In 2010, the Company purchased a certain IP from Telkoor in order to reduce its dependency on Telkoor with respect to a certain line of products.

We are dependent upon our ability, and our contract manufacturers’ ability, to timely procure electronic components.

Because of the global recession, many raw material vendors have reduced capacities, closed production lines and, in some cases, even discontinued their operations. As a result, there is a global shortage of certain electronic components, which has extended our production lead-time and our production costs.  For example, in some cases, finished goods that used to be available in 12 weeks for a production purchase order are now available only after 22 weeks.  Also, some materials are no longer available to support some of our products, thereby requiring us to search for cross materials or, even worse, redesign some of our products to support currently-available materials.  Such redesign efforts may require certain regulatory and safety agency re-submittals, which may cause further production delays.While we have initiated actions that we believe will limit our exposure to such problems, the dynamic business conditions in many of our markets may challenge the solutions that have been put in place, and issues may recur in the future.

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

Our success depends on our ability to attract, retain and motivate our key management personnel, including, but not limited to, our CEO and CFO, sales force, and key engineers, necessary to implement our business plan and to grow our business. Despite the adverse economic conditions at this time, and those occurring over the past several years, competition for certain specific technical and management skill sets is intense. If we are unable to identify and hire the personnel that we need to succeed, or if one or more of our present key employees were to cease to be associated with us, our future results could be adversely affected.  Our CFO, Assaf (Assi) Itshayek, has resigned from the Company, effective March 31, 2011. Our CEO, Amos Kohn, will serve as CFO on an interim basis until the Company names a new CFO.  Mr. Kohn will continue to serve in his role as our CEO.

We depend upon a few major customers for a majority of our revenues, and the loss of any of these customers, or the substantial reduction in the quantity of products that they purchase from us, would significantly reduce our revenues and net income.

We currently depend upon a few major original equipment manufacturers ("OEM") and other customers for a significant portion of our revenues. Because of the global economic downturn, we have already experienced a reduction of orders by OEMs and a reduction or cancellation of orders, scaling back of certain activities and workforce layoffs by other customers.  The loss of any of these customers, or a substantial reduction in the quantity of products that they purchase from us, would significantly reduce our revenues and net income. Furthermore, diversions in the capital spending of certain of these customers to new network elements have and could continue to lead to their reduced demand for our products, which could, in turn, have a material adverse effect on our business and results of operations. If the financial condition of one or more of our major customers should deteriorate, or if they have difficulty acquiring investment capital due to any of these or other factors, a substantial decrease in our revenues would likely result.

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

We operate in an industry that is generally characterized by intense competition. We believe that the principal bases of competition in our markets are breadth of product line, quality of products, stability, reliability and reputation of the provider, along with cost. Quantity discounts, price erosion, and rapid product obsolescence due to technological improvements are therefore common in our industry as competitors strive to retain or expand market share. Product obsolescence can lead to increases in un-saleable inventory that may need to be written off and, therefore, could reduce our profitability. Similarly, price erosion can reduce our profitability by decreasing our revenues and our gross margins. In fact, we have seen price erosion over the last several years on most of the products we sell, and we expect additional price erosion in the future.

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

Some of our products are subject to International Traffic in Arms Regulation ("ITAR") rules, which are interpreted, enforced and administered by the U.S. Department of State. These regulations implement the provisions of the Arms Export Control Act, the goal of which is to safeguard U.S. national security and further U.S. foreign policy objectives. ITAR controls not only the export, import and trade of certain products specifically designed, modified, configured or adapted for military systems, but also the export of related technical data and defense services as well as foreign production.  Any delays in obtaining the required export, import or trade licenses for products subject to ITAR rules could have a materially adverse effect on our business, financial condition, and/or operating results.  In addition, changes in United States export and import laws that require us to obtain additional export and import licenses or delays in obtaining export or import licenses currently being sought could cause significant shipment delays and, if such delays are too great, could result in the cancellation of orders. Any future restrictions or charges imposed by the United States or any other country on our international sales or foreign subsidiary could have a materially adverse effect on our business, financial condition, and/or operating results. In addition, from time to time, we have entered into contracts with the Israeli Ministry of Defense which were funded with monies subject to, and we therefore were required to comply with the regulations governing, the U.S. Foreign Military Financing program.  Any such future sales would be subject to such regulations.

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

Sales to customers outside of North America accounted for 56.9% of net revenues in the three months ended March 31, 2011 and for 57.6% of net revenues in the year ended December 31, 2010, and we expect that international sales will continue to represent a material portion of our total revenues. International sales are subject to the risks of international business operations as described above, as well as generally longer payment cycles, greater difficulty collecting accounts receivable, and currency restrictions.  In addition, DPL, our wholly-owned foreign subsidiary in the United Kingdom, supports our European and other international customers, distributors, and sales representatives, and therefore is also subject to local regulation.  International sales are also subject to the export laws and regulations of the United States and other countries.

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

Our products are complex, and despite extensive testing, may contain defects or undetected errors or failures that may become apparent only after our products have been shipped to our customers and installed in their network or after product features or new versions are released. Any such defect, error or failure could result in failure of market acceptance of our products or damage to our reputation or relations with our customers, resulting in substantial costs for us and for our customers as well as the cancellation of orders, warranty costs and product returns. In addition, any defects, errors, misuse of our products or other potential problems within or out of our control that may arise from the use of our products could result in financial or other damages to our customers. Our customers could seek to have us pay for these losses. Although we maintain product liability insurance, it may not be adequate.

Our common stock price is volatile.

Our common stock is listed on the NYSE Amex and is thinly traded.  In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects.  The exercise of outstanding options and warrants may adversely affect our stock price and a shareholder’s percentage of ownership.  As of March 31, 2011, we had outstanding options to purchase an aggregate of 985,000 shares of common stock, with a weighted average exercise price of $1.19 per share, exercisable at prices ranging from $0.48 to $3.03 per share.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

On May 12, 2011, the Company issued a press release announcing its financial results for the third first quarter ended March 31, 2011.  A copy of the press release is furnished as Exhibit 99.1 hereto.

ITEM 6.	EXHIBITS

Exhibits

3.1	Amended and Restated Articles of Incorporation of Digital Power Corporation (1)

3.2	Amendment to Articles of Incorporation (1)

3.3	Bylaws of Digital Power Corporation (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley of 2002
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press Release, dated May 12, 2011, issued by Digital Power Corporation
(1)	Previously filed with the Commission on October 16, 1996 as an exhibit to the Company’s Registration Statement on Form SB-2.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 13, 2011

Digital Power Corporation

By:	/s/ Amos Kohn
Amos Kohn
President & Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)