Form 10-Q
period 2011-06-30
DIGITAL POWER CORP
filed 2011-08-15
CIK 896493

 U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2011

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________ .

Commission file number 1-12711

DIGITAL POWER CORPORATION
( Exact name of registrant as specified in its charter )

California	94-1721931
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
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

At August 15, 2011, the registrant had outstanding 6,723,968 shares of common stock.

DIGITAL POWER CORPORATION

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	4

	Consolidated Statements of Operations for the six months ended June 30, 2011 and June 30, 2010 and for the three months ended June 30, 2011 and June 30, 2010	5

	Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2011	6

	Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010	7

	Notes to Interim Consolidated Financial Statements	8-13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Reserved	24
Item 5.	Other Information	24
Item 6.	Exhibits	24

SIGNATURES		25

DIGITAL POWER CORPORATION AND SUBSIDIARY

  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

  AS OF JUNE 30, 2011

  IN U.S. DOLLARS

  UNAUDITED

INDEX

Page

Consolidated Balance Sheets	4

Consolidated Statements of Operations	5

Statement of Changes in Shareholders' Equity	6

Consolidated Statements of Cash Flows	7

Notes to Consolidated Financial Statements	8-13

- - - - - - - -

DIGITAL POWER CORPORATION

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	June 30,	December 31,
	2011	2010
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,491	$2,115
Trade receivables (net of allowance for doubtful accounts of $ 156 and $ 119 at June 30, 2011 and December 31, 2010, respectively)	2,094	2,395
Prepaid expenses and other receivables	134	157
Inventories (Note 3)	1,753	1,768

Total current assets	5,472	6,435

PROPERTY AND EQUIPMENT, NET	258	256

INTANGIBLE ASSET, NET	412	446

AVAILABLE FOR SALE SECURITIES OF TELKOOR	814	-

LONG-TERM DEPOSITS	40	42

Total assets	$6,996	$7,179

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$983	$783
Related parties - trade payables	552	978
Advances from customers and deferred revenues	61	568
Other current liabilities	484	523

Total current liabilities	2,080	2,852

SHAREHOLDERS' EQUITY:
Share capital -
Series A Redeemable, Convertible Preferred shares, no par value - 500,000 shares authorized at June 30, 2011 and December 31, 2010; No shares are issued and outstanding.	-	-
Preferred shares, no par value - 1,500,000 shares authorized at June 30, 2011 and December 31, 2010; No shares are issued and outstanding.	-	-
Common shares, no par value - 30,000,000 shares authorized at June 30, 2011 and December 31, 2010; 6,723,968 shares and 6,698,968 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	-	-
Additional paid-in capital	14,293	14,185
Accumulated deficit	(8,867)	(9,445)
Accumulated other comprehensive loss	(510)	(413)

Total shareholders' equity	4,916	4,327

Total liabilities and shareholders' equity	$6,996	$7,179

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands, except per share data

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
	Unaudited

Revenues	$6,150	$4,138	$3,172	$2,171
Cost of revenues	3,751	2,588	1,879	1,302

Gross profit	2,399	1,550	1,293	869

Operating expenses:
Engineering and product development	388	268	202	96
Selling and marketing	514	604	239	290
General and administrative	882	730	433	363

Total operating expenses	1,784	1,602	874	749

Operating income (loss)	615	(52)	419	120
Financial income (expense), net	(27)	23	(2)	(17)

Income (loss) before income taxes	588	(29)	417	103

Income taxes	10	-	9	-

Net income (loss)	$578	$(29)	$408	$103

Basic net income (loss) per share	$0.086	$(0.004)	$0.061	$0.015

Diluted net income (loss) per share	$0.083	$(0.004)	$0.058	$0.015

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

U.S. dollars in thousands, except share data

				Other
	Common	Additional		accumulated	Total	Total
	shares	paid-in	Accumulated	comprehensive	comprehensive	shareholders'
	Number	capital	deficit	loss	Income (loss)	equity

Balance as of January 1, 2011	6,698,968	$14,185	$(9,445)	$(413)		$4,327

Stock based compensation related to options granted to Telkoor's employees and other non- employee consultants	-	14	-	-		14
Stock based compensation related to options granted to employees	-	68	-	-		68
Exercise of options granted to employees	25,000	26	-	-		26
Comprehensive income (loss):
Net Income	-	-	578	-	578	578
Unrealized loss from available-for-sale securities				(181)	(181)	(181)
Foreign currency translation adjustments	-	-	-	84	84	84

Total comprehensive income					$481
Balance as of June 30, 2011 (unaudited)	6,723,968	$14,293	$(8,867)	$(510)		$4,916

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Six months ended June 30,
	2011	2010
	Unaudited
Cash flows from operating activities:

Net income (loss)	$578	$(29)
Adjustments required to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	31	30
Amortization of intangible asset	50	-
Stock based compensation related to options granted to employees	68	43
Stock based compensation related to options granted to Telkoor's employees	14	1
Decrease (increase) in trade receivables, net	345	(334)
Decrease in prepaid expenses and other accounts receivable	28	47
Decrease (increase) in inventories	49	(737)
Increase (decrease) in accounts payable and related parties- trade payables	(247)	355
Increase (decrease) in deferred revenues and other current liabilities	(579)	219

Net cash provided by (used in) operating activities	337	(405)

Cash flows from investing activities:

Purchase of available for sale securities of Telkoor	(1,007)	-
Purchase of property and equipment	(27)	(41)

Net cash used in investing activities	(1,034)	(41)

Cash flows from financing activities:

Exercise of employees stock options	26	46

Net cash provided by financing activities	26	46

Effect of exchange rate changes on cash and cash equivalents	47	(170)

Decrease in cash and cash equivalents	(624)	(570)
Cash and cash equivalents at the beginning of the period	2,115	2,967

Cash and cash equivalents at the end of the period	$1,491	$2,397

Supplemental disclosure of non-cash activities:
Unrealized loss from available-for-sale securities	$181	$-

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

b.
The Company depends on Telkoor Telecom Ltd. ("Telkoor"), a major shareholder of the Company and one of DPC's third party subcontractors, for manufacturing capabilities in production of the products which DPC sells. If these manufacturers are unable or unwilling to continue manufacturing the Company's products in required volumes on a timely basis, that could lead to loss of sales, and adversely affect the Company's operating results and cash position. The Company also depends on Telkoor's intellectual property and ability to transfer production to third party manufacturers. Failure to obtain new products in a timely manner or delay in delivery of product to customers would have an adverse effect on the Company's ability to meet its customers' expectations. In 2010, the Company purchased a specific IP from Telkoor in order to reduce its dependency on Telkoor with respect to a certain line of products. See also Notes 5 and 12 to the annual financial statements as of December 31, 2010. Regarding the acquisition of Telkoor shares, see Note 5.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

a.
The accompanying unaudited consolidated financial statements as of June 30, 2011 and for the six months ended June 30, 2011 and 2010 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of the financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2011.

The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2010 are applied consistently in these financial statements. In addition, the following accounting policy is applied:

b.
Marketable securities:

The Company classifies its investment in Telkoor's shares as available-for-sale securities in accordance with ASC 320 (originally issued as SFAS 115), "Investment in Debt and Equity Securities". The investment is stated at market value. Unrealized gains and losses are comprised of the difference between market value and the investment fair value at the acquisition date and are reflected as "accumulated other comprehensive loss" in equity.

DIGITAL POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 3:-	INVENTORIES

	June 30,	December 31,
	2011	2010
	Unaudited

Raw materials, parts and supplies	$154	$168
Work in progress	214	526
Finished products	1,385	1,074

	$1,753	$1,768

NOTE 4:-	ACCOUNTING FOR STOCK-BASED COMPENSATION

a.	Stock option plans:

1.	Under the Company's stock option plans, options may be granted to employees, officers, consultants, service providers and directors of the Company or its subsidiary.

2.
As of June 30, 2011, the Company has authorized, by way of three Incentive Share Option Plans, the grant of options to officers, management, other key employees and others of up to 513,000, 240,000 and 1,519,000 shares, respectively, of the Company's common stock. As of June 30, 2011, options to purchase up to an aggregate of 698,905 shares of the Company's common stock are still available for future grant.

3.
The options granted generally become fully exercisable after four years and expire no later than 10 years from the date of the option grant. Any options that are forfeited or cancelled before expiration become available for future grants.

	Six months ended June 30, 2011
	Amount of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (*)
Outstanding at the beginning of the period	955,000	$1.17	5.98	$472
Granted	70,000	$1.64
Exercised	(25,000)	$1.05
Forfeited	(50,000)	$1.62

Outstanding at the end of the period	950,000	$1.18	5.71	$401

Exercisable options at the end of the period	519,000	$0.95	2.94	$331

(*)	Calculation of aggregate intrinsic value is based on the share price of the Company's common stock as of June 30, 2011 ($ 1.58 per share).

DIGITAL POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 4:-	ACCOUNTING FOR STOCK-BASED COMPENSATION (Cont.)

a.	Stock option plans (cont.):

4.
Under the provisions of ASC 718, the fair value of each option is estimated on the date of grant using a Black-Sholes option valuation model that uses the assumptions such as stock price on the date of the grant, exercise price, risk-free interest rate, expected volatility, expected life and expected dividend yield of the option. Expected volatility is based exclusively on historical volatility of the entity's stock as allowed by ASC 718. The Company uses historical information with respect to the employee options exercised to estimate the expected term of options granted, representing the period of time that options granted are expected to be outstanding. The risk-free interest rate of period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value for options granted in the three months ended June 30, 2011 is amortized over their vesting period using a straight-line recognition method and estimated at the date of grant with the following assumptions:

Three months ended June 30, 2011
Unaudited

Dividend yield	0%
Expected volatility	84%
Risk-free interest rate	2.23%
Expected forfeiture	5%
Expected life	6.25 years

The total employee's equity-based compensation expense related to all of the Company's equity-based awards, recognized for the six months and three months ended June 30, 2011 is comprised as follows:

	Six months ended June 30	Three months ended June 30
	2011	2011
	Unaudited

Sales and marketing expenses	$8	$4
General and administrative	60	28

Total employees equity-based compensation expense	$68	$32

The weighted-average grant-date fair value of options granted during the first six months of 2011 was $1.19.
As of June 30, 2011, there was $ 361 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a period of the next 46 months.

DIGITAL POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 4:-	ACCOUNTING FOR STOCK-BASED COMPENSATION (Cont.)

b.
Employee Stock Ownership Plan:

The Company has an Employee Stock Ownership Plan ("ESOP") covering eligible employees. The ESOP provides for the Employee Stock Ownership Trust ("ESOT") to distribute shares of the Company's Common shares as retirement benefits to the participants. The Company has not distributed shares since 1998. As of June 30, 2011, the ESOT held 167,504 shares of common stock.

NOTE 5:-	ACQUISITION OF SHARES OF TELKOOR

On June 16, 2011 the Company has acquired 1,136,666 shares of Telkoor, a major shareholder of the Company and an Israeli company listed in the Tel Aviv stock exchange, for $0.88 (NIS 3) per share, which represents 8.8% of the outstanding shares of Telkoor. As a result of this transaction, an existing manufacturing agreement between Digital Power and Telkoor will be updated and extended. The investment is accounted for as available-for-sale security.

NOTE 6:-	NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of the basic and diluted net earnings (loss) per share:

1.         Numerator:

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
	Unaudited

Net income (loss) available to Common shareholders	$578	$(29)	$408	$103

2.         Denominator:

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
	Unaudited

Denominator for basic net income (loss) per share of weighted average number of common shares	6,705,046	6,651,860	6,711,056	6,675,104
Effect of dilutive securities:
Employee stock options	268,080	-	259,884	117,458

Denominator for diluted net income per common share	6,973,126	6,651,860	6,970,940	6,792,562

DIGITAL POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 7:-	SEGMENTS

The Company has two reportable geographic segments (see Note 1 for a brief description of the Company's business).

The following data presents the revenues, expenditures and other operating data of the Company's geographic operating segments in accordance with ASC 218 (formerly SFAS No. 131) "Segment Reporting".

	Six months ended June 30, 2011 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$3,324	$2,826	$-	$6,150
Intersegment revenues	237	5	(242)	-

Total revenues	$3,561	$2,831	$(242)	$6,150

Depreciation expense	$9	$22	$-	$31

Operating income	$320	$295	$-	$615

Financial expense, net				$(27)

Tax expense				$(10)

Net income	$310	$268	$-	$578

Expenditures for segment assets, net as of June 30, 2011	$4	$23	$-	$27

Identifiable assets as of June 30, 2011	$3,514	$3,482	$-	$6,996

	Six months ended June 30, 2010 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$2,390	$1,748	$-	$4,138
Intersegment revenues	30	108	(138)	-

Total revenues	$2,420	$1,856	$(138)	$4,138

Depreciation expense	$12	$18	$-	$30

Operating income (loss)	$(156)	$104	$-	$(52)

Financial income, net				$23

Net income (loss)	$(117)	$88	$-	$(29)

Expenditures for segment assets, net as of June 30, 2010	$33	$8	$-	$41

Identifiable assets as of June 30, 2010	$3,116	$3,394	$-	$6,510

DIGITAL POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 7:-	SEGMENTS (Cont.)

	Three months ended June 30, 2011 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$1,719	$1,453	$-	$3,172
Intersegment revenues	161	4	(165)	-

Total revenues	$1,880	$1,457	$(165)	$3,172

Depreciation expense	$4	$12	$-	$16

Operating income	$211	$208	$-	$419

Financial expenses, net				$(2)

Tax expense				$(9)

Net income	$202	$206	$-	$408

Expenditures for segment assets as of June 30, 2011	$1	$15	$-	$16

Identifiable assets as of June 30, 2011	$3,514	$3,482	$-	$6,996

	Three months ended June 30, 2010 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$1,388	$783	$-	$2,171
Intersegment revenues	13	108	(121)	-

Total revenues	$1,401	$891	$(121)	$2,171

Depreciation expense	$5	$8	$-	$13

Operating income	$5	$115	$-	$120

Financial expenses, net				$(17)

Net income	$51	$52	$-	$103

Expenditures for segment assets as of June 30, 2010	$17	$3	$-	$20

Identifiable assets as of June 30, 2010	$3,116	$3,394	$-	$6,510

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

We also have a wholly-owned subsidiary, Digital Power Limited ("DPL"), which operates under the brand name of “Gresham Power Electronics” (“Gresham”).  DPL is located in Salisbury, England, and it designs, manufactures and sells power products and system solutions mainly for the European marketplace, including power conversion, power distribution equipment, DC/AC (Direct Current/Active Current) inverters and UPS (Uninterruptible Power Supply) products. DPL’s defense business specializes in power conversion and distribution equipment for Naval applications.

We are industry innovators in design and manufacturing advanced resonant topologies of custom and standard power solutions. Our product strategy is based on the premise that products will meet unique customer needs and developed with an extremely flexible architecture to enable rapid modifications to meet unique customer requirements for non-standard input and output voltages. The development and implementation of this strategy has resulted in broad acceptance in the telecom/industrial, and increasingly in the medical marketplace. Our high density and high efficiency power products set an industry standard for providing high-power output in package sizes that are among the smallest available for such commercial products with extremely power switching efficiency.

            We market and sell our products to many diverse market segments, including the telecom, industrial, medical and military/defense industries.  Our products serve a global market, with an emphasis on North America, Europe and the Far East.  We offer a broad product variety, including a full custom product design and production, unique high-speed switching power front-end, modified-standard and value added products of Open-Frame, CompactPCI, MicroTCA, ATCA Front-End, PoE (Power over Ethernet), Inverter, UPS, and complete custom power product solutions for commercial and military marketplaces, providing power output from 50 watts to 72,000 watts.

In an effort to provide short lead-times, high quality products and competitive pricing to support our markets, we have entered into production agreements with several contract manufacturers located in Asia, primarily China.  These agreements allow us to better control production costs and ensure high quality products deliverable in a timely manner to meet market demand. However, we use domestic manufacturers to manufacture our military products.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2011, COMPARED TO JUNE 30, 2010

Revenues

Our revenues increased by 46.1% to $3,172,000 for the three months ended June 30, 2011, from $2,171,000 for the three months ended June 30, 2010. The increase in revenues was mainly due to higher sales of our telecom, medical and military products. During the three months ended June 30, 2011, we generated revenues from the sale of a fully customized product solution for the medical and the telecom markets as part of our earlier strategy to transition away from a dependence on standard, commodity products.  Revenues from sales of our commercial products increased by 22.9% to $2,326,000 for the three months ended June 30, 2011, from $1,893,000 for the three months ended June 30, 2010. Revenue from sales of our military products increased by 304.3% to $846,000 for the three months ended June 30, 2011, from $278,000 for the three months ended June 30, 2010. The increase in our revenue from our military products was mainly due to the delivery of two of our major defense projects.

Revenues from our U.S. operations increased by 23.8% to $1,719,000 for the three months ended June 30, 2011, from $1,388,000 for the three months ended June 30, 2010. Revenues from our European operations of DPL increased by 85.6 % to $1,453,000 for the three months ended June 30, 2011, from $783,000 for the three months ended June 30, 2010. The increase in revenues in our U.S. operations was mainly due to higher sales of our commercial products to the medical, industrial and telecom market segments. The increase in revenues from our European operations was mainly due to the delivery of two of our major international military projects.

For the six months ended June 30, 2011, our revenues increased by 48.6% to $6,150,000 from $4,138,000 for the six months ended June 30, 2010. Revenues from our commercial products increased by 33.0 % to $4,405,000 for the six months ended June 30, 2011, from $3,313,000 for the six months ended June 30, 2010. Revenues from sales of our military products increased by 211.5% to $1,745,000 for the six months ended June 30, 2011, from $825,000 for the six months ended June 30, 2010. The increase in our revenues from our military products was mainly due to the delivery of major defense projects.

For the six months ended June 30, 2011, revenues from our U.S. operations increased by 39.1% to $3,324,000, from $2,390,000 for the six months ended June 30, 2010. This increase in revenues was mainly due to higher sales of our commercial products to the medical, industrial and telecom market segments. Revenues from our European operations of DPL increased by 61.7% to $2,826,000 for the six months ended June 30, 2011, from $1,748,000 for the six months ended June 30, 2010. The increase in revenues from our European operation was mainly due to the delivery of major international military projects.

Gross Margins

Gross margins increased to 40.8% for the three months ended June 30, 2011, compared to 40.0% for the three months ended June 30, 2010. Gross margins for the six months ended June 30, 2011 increased to 39.0% compared to the gross margins of 37.5% for the six months ended June 30, 2010. The increase in gross margins for the six months ended June 30, 2011 was mainly due to the increase in revenue of products from our European operations which carried higher gross margins.

Engineering and Product Development

Engineering and product development expenses were $202,000, or 6.4% of revenues, for the three months ended June 30, 2011, compared to $96,000, or 4.4% of revenues, for the three months ended June 30, 2010. Engineering and product development expenses were $388,000, or 6.3% of revenues, for the six months ended June 30, 2011, compared to $268,000, or 6.5% of revenues, for the six months ended June 30, 2010. The overall increase in our engineering and product development expenses was mainly due to an increase in new production activities for the six and three months ended June 30, 2011, and a temporary decrease of salary expenses during the three months ended June 30, 2010.

Selling and Marketing

Selling and marketing expenses were $239,000, or 7.5% of revenues, for the three months ended June 30, 2011, compared to $290,000, or 13.4% of revenues, for the three months ended June 30, 2010.  Selling and marketing expenses were $514,000, or 8.4% of revenues, for the six months ended June 30, 2011, compared to $604,000, or 14.6% of revenues, for the six months ended June 30, 2010. The decrease in selling and marketing expenses was primarily due to lower expense in selling and marketing headcount.

General and Administrative

General and administrative expenses were $433,000, or 13.6% of revenues, for the three months ended June 30, 2011, compared to $363,000, or 16.7% of revenues, for the three months ended June 30, 2010. General and administrative expenses were $882,000, or 14.3% of revenues, for the six months ended June 30, 2011, compared to $730,000, or 17.6% of revenues, for the six months ended June 30, 2010. The increase in general and administrative expenses during the three and six months ended June 30, 2011 was mainly due to an allowance for doubtful account and an increase in equity-based compensation expense, and the reminder attributable to an increase in general expenses.

Financial Income (Expense)

Financial expenses were $2,000 for the three months ended June 30, 2011, compared to financial expense of $17,000 for the three months ended June 30, 2010. Financial expense was $27,000 for the six months ended June 30, 2011, compared to financial income of $23,000 for the six months ended June 30, 2010. The change in financial results was due to foreign currency fluctuations during the respective periods.

Net Income (Loss)

For the three months ended June 30, 2011, we had a net income of $408,000 compared to a net income of $103,000 for the three months ended June 30, 2010. Net income for the six months ended June 30, 2011 was $578,000 compared to a net loss of $29,000 for the six months ended June 30, 2010. The increase in the net income for the three and six months ended June 30, 2011 was primarily due to the increase in our revenues and gross margins.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2011, we had cash and cash equivalents of $1,491,000 and working capital of $3,392,000. This compared with cash and cash equivalents of $2,115,000 and working capital of $3,583,000 at December 31, 2010. The decrease in cash and cash equivalents was due mainly to the purchase of available for sale securities of Telkoor Telecom Ltd. ("Telkoor") and a decrease in related party-trade payables, deferred revenues and other current liabilities, offset by net profit during the first two quarters and a decrease in trade receivables and in inventory and an increase in accounts payable.  The decrease in working capital was mainly due to a decrease in cash and cash equivalents, and a decrease in trade receivables offset mainly by a decrease in related party-trade payables and deferred revenue.

Net cash provided by operating activities totaled $337,000 for the six months ended June 30, 2011, compared to net cash used in operating activities of $405,000 for the six months ended June 30, 2010. The net cash provided from operating activities was mainly due to the net income for the six months ended June 30, 2011 and a decrease in trade receivables, offset by an increase in accounts payable and related party-trade payables, deferred revenues and other current liabilities.

Net cash used in investing activities was $1,034,000 for the six months ended June 30, 2011, compared to net cash used in investing activities of $41,000 for the six months ended June 30, 2010. The net usage of cash from investing activities was due mainly to a purchase of available for sale securities of Telkoor.

Net cash provided by financing activities was $26,000 for the six months ended June 30, 2011, and $46,000 for the six months ended June 30, 2010.  The decrease in use of cash provided by financing activity was mainly due to a decrease in employees’ options exercised.

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

Although we generated operating income and a net income during the six months ended June 30, 2011, we experienced an operating loss and a net loss during the six months ended June 31, 2010, we have historically experienced net losses and we may experience net losses in the future.

For the six months ended June 30, 2011, we had an operating income of $615,000 and a net income of $578,000 compared to an operating loss of $52,000 and a net loss of $29,000 for the six months ended June 30, 2010.  Although we have actively taken steps to increase our revenue and reduce manufacturing and operating costs, we may incur operating and net losses in the future unless we continue to increase revenues by selling current and custom design products, and continue seeking manufacturing cost reductions through offshore strategic agreements with contract manufacturers.

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

Beginning in 2010, Telkoor made the decision to not offer Digital Power manufacturing rights on their newer technology, which prevents us from cost-reducing these products. This requires us to buy finished goods directly from Telkoor which, in turn, affects our ability to sell these products at competitive prices.

We are dependent upon our ability, and our contract manufacturers’ ability, to timely procure electronic components.

Affected by the 2009 global recession and the recent tsunami and nuclear crises in Japan, many of our raw material vendors have reduced capacities, closed production lines and, in some cases, even discontinued their operations. As a result, there is a global shortage of certain electronic components, which has extended our production lead-time and our production costs.  For example, in some cases, finished goods that used to be available in 12 weeks for a production purchase order are now available only after 22 weeks.  Also, some materials are no longer available to support some of our products, thereby requiring us to search for cross materials or, even worse, redesign some of our products to support currently-available materials.   Such redesign efforts may require certain regulatory and safety agency re-submittals, which may cause further production delays.While we have initiated actions that we believe will limit our exposure to such problems, the dynamic business conditions in many of our markets may challenge the solutions that have been put in place, and issues may recur in the future.

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

As a result of our strategic focus on custom power supply solutions, we will continue to devote significant resources to developing and manufacturing custom power supply solutions for a large number of customers, where each product represents a uniquely tailored solution for a specific customer’s requirements.  A failure to meet these customer product requirements or a failure to meet production schedules and/or product quality standards may put us at risk with one or more of these customers.  The loss of one or more of our significant custom power supply solution customers could have a material adverse impact on our revenues, business or financial condition.

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

We develop multiple custom product designs. The commercial success of this new technology will depend on a number of factors, including the successful development of the custom products, our ability to meet customer requirements, our ability to meet all product criteria, successful transition from development stage to production stage, our ability to meet product cost targets generating acceptable margins, timely remediation of product performance issues, if any, identified during testing, product performance at customer locations, differentiation of our product from our competitors’ products, and management of customer expectations concerning product capabilities and life cycles.  If we fail to accomplish all of the above, our business could be materially and adversely affected.

We are dependent upon our ability to attract, retain and motivate our key personnel.

Our success depends on our ability to attract, retain and motivate our key management personnel, including, but not limited to, our CEO, CFO, marketing & sales, and key engineers, necessary to implement our business plan and to grow our business. Despite the adverse economic conditions at this time, and those occurring over the past several years, competition for certain specific technical and management skill sets is intense. If we are unable to identify and hire the personnel that we need to succeed, or if one or more of our present key employees were to cease to be associated with us, our future results could be adversely affected. Our CEO, Amos Kohn, also currently serves as our CFO on an interim basis until the Company appoints a new CFO.  Mr. Kohn will continue to serve in his role as our CEO.

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

Substantially all of our existing customers are in the electronic equipment industry, and they manufacture products that are subject to rapid technological change, obsolescence, and large fluctuations in demand.  This industry is further characterized by intense competition and volatility.  The OEMs serving this industry are pressured for increased product performance and lower product prices, and their misjudgments of order quantities negatively affects our business by reducing or canceling orders by OEMs.  OEMs, in turn, make similar demands on their suppliers, such as us, for increased product performance and lower prices.  Recently, certain segments of the electronic industry have experienced a significant softening in product demand.  Such lower demand may affect our customers, in which case the demand for our products may decline and our growth could be adversely affected.

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

Our future results are dependent on our ability to establish, maintain and expand our manufacturers' representative OEM relationships and our other distributors.

We market and sell our products through domestic and international OEM relationships and other distribution channels, such as manufacturers' representatives and distributors. Our future results are dependent on our ability to establish, maintain and expand our relationships with OEMs as well as with manufacturers' representatives and distributors to sell our products. If, however, the third parties with whom we have entered into such OEM and other arrangements should fail to meet their contractual obligations, cease doing, or reduce the amount of their, business with us or otherwise fail to meet their own performance objectives, customer demand for our products could be adversely affected, which would have an adverse effect on our revenues.

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

A relatively large portion of our sales have historically been attributable to our legacy products. We expect that these products may continue to account for a meaningful percentage of our revenues for the foreseeable future. However, these sales are declining. Although we are unable to predict future prices for our legacy products, we expect that prices for these products will continue to be subject to significant downward pressure in certain markets for the reasons described above. Accordingly, our ability to maintain or increase revenues will be dependent on our ability to expand our customer base, to increase unit sales volumes of these products and to successfully, develop, introduce and sell new products such as custom design and value added products. We cannot assure you that we will be able to expand our customer base, increase unit sales volumes of existing products or develop, introduce and/or sell new products.

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

Sales to customers outside of North America accounted for 52.6% of net revenues during the six months ended June 30, 2011 and for 57.6% of net revenues in the year ended December 31, 2010, and we expect that international sales will continue to represent a material portion of our total revenues. International sales are subject to the risks of international business operations as described above, as well as generally longer payment cycles, greater difficulty collecting accounts receivable, and currency restrictions.

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

If Telkoor's share market value will continue to decrease it may have a material adverse effect on our results of operations.

During the second quarter of 2011, we invested in our major shareholder – Telkoor Telecom Ltd. (a publicly traded company in Israel) through our wholly own subsidiary, DPL. This strategic investment was classified as an available-for-sale security and was recorded in our financial statements at the market value.  Under United States generally accepted accounting principles ("U.S. GAAP"), unrealized losses are reflected as "accumulated other comprehensive loss" in the equity, unless there is deemed to be a permanent decrease in market value. Subsequent to June 30, 2011 the share price of Telkoor has dropped significantly and if their share price remains at this low level, and we do not have an independent valuation or other evidence to prove otherwise, we may conclude that this decrease in the market value is permanent and the loss should be classified from equity to the statement of operations.

Our common stock price is volatile.

Our common stock is listed on the NYSE Amex and is thinly traded.  In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects.  The exercise of outstanding options and warrants may adversely affect our stock price and a shareholder’s percentage of ownership.  As of June 30, 2011, we had outstanding exercisable options to purchase an aggregate of 519,000 shares of common stock, with a weighted average exercise price of $0.95 per share, exercisable at prices ranging from $0.55 to $2.37 per share.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION
On August 10, 2011, the Company issued a press release announcing its financial results for the second quarter ended June 30, 2011.  A copy of the press release is furnished as Exhibit 99.1 hereto.

ITEM 6.	EXHIBITS

Exhibits

3.1	Amended and Restated Articles of Incorporation of Digital Power Corporation (1)

3.2	Amendment to Articles of Incorporation (1)

3.3	Bylaws of Digital Power Corporation (1)

10.1	1996 Digital Power Stock Option Plan (1)
10.2	1998 Digital Power Stock Option Plan (2)
10.3	2002 Digital Power Stock Option Plan (3)
10.4	Lease, dated as of August 21, 2007, between the Company and SDC Fremont Business Center, Inc. (4)
10.5	Employment Agreement with Amos Kohn (5)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press Release, dated August 10, 2011, issued by Digital Power Corporation
101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

(1)	Previously filed with the Commission on October 16, 1996 as an exhibit to the Company’s Registration Statement on Form SB-2.
(2)	Previously filed with the Commission as Exhibit 10.7 to the Company’s Form 10-KSB for the year ended December 31, 1998.
(3)	Previously filed with the Commission as Exhibit A to the Company’s Proxy Statement filed on September 5, 2002.
(4)	Previously filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed on October 22, 2007.
(5)	Previously filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed on July 10, 2008.

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 15, 2011

Digital Power Corporation

By:	/s/ Amos Kohn
Amos Kohn
President & Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)