Form 10-Q
period 2011-09-30
DIGITAL POWER CORP
filed 2011-11-14
CIK 896493

 U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2011

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________ .

Commission file number 1-12711

 DIGITAL POWER CORPORATION
( Exact name of registrant as specified in its charter )

California	94-1721931
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
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

At November 4, 2011, the registrant had outstanding 6,847,654 shares of common stock.

DIGITAL POWER CORPORATION

DIGITAL POWER CORPORATION AND SUBSIDIARY

  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

  AS OF SEPTEMBER 30, 2011

  IN U.S. DOLLARS

  UNAUDITED

INDEX

Page

Consolidated Balance Sheets	4

Consolidated Statements of Operations	5

Statement of Changes in Shareholders' Equity	6

Consolidated Statements of Cash Flows	7

Notes to Consolidated Financial Statements	8-15

DIGITAL POWER CORPORATION

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	September 30,	December 31,
	2011	2010
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,861	$2,115
Trade receivables (net of allowance for doubtful accounts of $ 156 and $ 119 at September 30, 2011 and December 31, 2010, respectively)	2,508	2,395
Prepaid expenses and other receivables	145	157
Inventories (Note 3)	1,854	1,768
Total current assets	6,368	6,435

PROPERTY AND EQUIPMENT, NET	250	256

INTANGIBLE ASSET, NET	378	446

AVAILABLE FOR SALE SECURITIES OF TELKOOR	518	-

LONG-TERM DEPOSITS	40	42

Total assets	$7,554	$7,179

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,150	$783
Related parties - trade payables	507	978
Advances from customers and deferred revenues	580	568
Other current liabilities	289	523

Total current liabilities	2,526	2,852

SHAREHOLDERS' EQUITY:
Share capital -
Series A Redeemable, Convertible Preferred shares, no par value - 500,000 shares authorized at September 30, 2011 and December 31, 2010; No shares are issued and outstanding.	-	-
Preferred shares, no par value - 1,500,000 shares authorized at September 30, 2011 and December 31, 2010; No shares are issued and outstanding.	-	-
Common shares, no par value - 30,000,000 shares authorized at September 30, 2011 and December 31, 2010; 6,854,154 shares and 6,698,968 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	-	-
Additional paid-in capital	14,295	14,185
Accumulated deficit	(8,418)	(9,445)
Accumulated other comprehensive loss	(849)	(413)

Total shareholders' equity	5,028	4,327

Total liabilities and shareholders' equity	$7,554	$7,179

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands, except per share data

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
	Unaudited

Revenues	$9,174	$7,324	$3,024	$3,186
Cost of revenues	5,562	4,624	1,811	2,036

Gross profit	3,612	2,700	1,213	1,150

Operating expenses:
Engineering and product development	574	429	186	161
Selling and marketing	764	857	250	253
General and administrative	1,185	1,084	303	354

Total operating expenses	2,523	2,370	739	768

Operating income (loss)	1,089	330	474	382
Financial income (expense), net	(13)	(56)	14	(79)

Income (loss) before income taxes	1,076	274	488	303

Income taxes	49	-	39	-

Net income (loss)	$1,027	$274	$449	$303

Basic net income (loss) per share	$0.153	$0.041	$0.067	$0.045

Diluted net income (loss) per share	$0.150	$0.040	$0.064	$0.045

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

U.S. dollars in thousands, except share data

				Other
	Common	Additional		accumulated	Total	Total
	shares	paid-in	Accumulated	comprehensive	comprehensive	shareholders'
	Number	capital	deficit	loss	Income (loss)	Equity

Balance as of January 1, 2011	6,698,968	$14,185	$(9,445)	$(413)		$4,327

Stock based compensation related to options granted to Telkoor's employees and other non- employee consultants	-	20	-	-		20
Stock based compensation related to options granted to employees	-	57	-	-		57
Exercise of options granted to employees	146,186	33	-	-		33
Comprehensive income (loss):
Net Income	-	-	1,027	-	$ 1,027	1,027
Unrealized loss from available-for-sale securities				(405)	(405)	(405)
Foreign currency translation adjustments	-	-	-	(31)	(31)	(31)

Total comprehensive income					$591
Balance as of September 30, 2011 (unaudited)	6,845,154	$14,295	$(8,418)	$(849)		$5,028

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Nine months ended September 30,
	2011	2010
	Unaudited
Cash flows from operating activities :

Net income (loss)	$1,027	$274
Adjustments required to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	51	38
Amortization of intangible asset	74	-
Stock based compensation related to options granted to employees	57	61
Stock based compensation related to options granted to Telkoor's employees	20	1
Decrease (increase) in trade receivables, net	(99)	(1,066)
Decrease in prepaid expenses and other accounts receivable	17	77
Decrease (increase) in inventories	(77)	(829)
Increase (decrease) in accounts payable and related parties- trade payables	(117)	762
Increase (decrease) in deferred revenues and other current liabilities	(239)	675

Net cash provided by (used in) operating activities	714	(7)

Cash flows from investing activities :

Purchase of available for sale securities of Telkoor	(1,007)	-
Purchase of property and equipment and technology	(43)	(49)
Purchase of technology	-	(471)

Net cash used in investing activities	(1,050)	(520)

Cash flows from financing activities :

Exercise of employees stock options	33	46

Net cash provided by financing activities	33	46

Effect of exchange rate changes on cash and cash equivalents	49	(88)

Decrease in cash and cash equivalents	(254)	(569)
Cash and cash equivalents at the beginning of the period	2,115	2,967

Cash and cash equivalents at the end of the period	$1,861	$2,398

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

a.
The accompanying unaudited consolidated financial statements as of September 30, 2011 and for the nine months ended September 30, 2011 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of the financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2011.

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

DIGITAL POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 3:-	INVENTORIES

	September 30,	December 31,
	2011	2010
	Unaudited

Raw materials, parts and supplies	$529	$168
Work in progress	330	526
Finished products	995	1,074

	$1,854	$1,768

NOTE 4:-	ACCOUNTING FOR STOCK-BASED COMPENSATION

a.	Stock option plans:

1.	Under the Company's stock option plans, options may be granted to employees, officers, consultants, service providers and directors of the Company or its subsidiary.

2.
As of September 30, 2011, the Company has authorized, by way of three Incentive Share Option Plans, the grant of options to officers, management, other key employees and others of up to 513,000, 240,000 and 1,519,000 shares, respectively, of the Company's common stock.

3.
The options granted generally become fully exercisable after four years and expire no later than 10 years from the date of the option grant. Any options that are forfeited or cancelled before expiration become available for future grants.

	Nine months ended September 30, 2011
	Amount of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (1)
Outstanding at the beginning of the period	955,000	$1.17	5.98	$472
Granted	170,000	$1.64
Exercised(2)	(234,237)	$0.74
Forfeited	(96,000)	$1.59

Outstanding at the end of the period	794,763	$1.34	7.18	$163

Exercisable options at the end of the period	286,096	$1.12	3.31	$114

(1)	Calculation of aggregate intrinsic value is based on the share price of the Company's common stock as of September 30, 2011 ($ 1.49 per share).
(2)	Includes 88,051 shares withheld on behalf of employee in a cashless exercise.

DIGITAL POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 4:-	ACCOUNTING FOR STOCK-BASED COMPENSATION (Cont.)

a.	Stock option plans (cont.):

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

The fair value for options granted in the three and nine months ended September 30, 2011 is amortized over their vesting period using a straight-line recognition method and estimated at the date of grant with the following assumptions:

	Three months ended September 30, 2011	Nine months ended September 30, 2011
	Unaudited	Unaudited

Dividend yield	0%	0%
Expected volatility	83%	83%
Risk-free interest rate	1.19%	1.73%
Expected life	6.25 years	6.25 years

The total employee's equity-based compensation expense related to all of the Company's equity-based awards, recognized for the nine months and three months ended September 30, 2011 is comprised as follows:

	Nine months ended September 30	Three months ended September 30
	2011	2011
	Unaudited

Sales and marketing expenses	$8	$0
General and administrative	49	(13)

Total employees equity-based compensation expense	$57	$(13)

The weighted-average grant-date fair value of options granted during the first nine months of 2011 was $1.16.
As of September 30, 2011, there was $ 534 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a period of the next 46 months.

DIGITAL POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 4:-	ACCOUNTING FOR STOCK-BASED COMPENSATION (Cont.)

b.
Employee Stock Ownership Plan:

The Company has an Employee Stock Ownership Plan ("ESOP") covering eligible employees. The ESOP provides for the Employee Stock Ownership Trust ("ESOT") to distribute shares of the Company's Common shares as retirement benefits to the participants. The Company has not distributed shares since 1998. As of September 30, 2011, the ESOT held 167,504 shares of common stock.

NOTE 5:-	ACQUISITION OF SHARES OF TELKOOR

On June 16, 2011 the Company has acquired 1,136,666 shares of Telkoor, a major shareholder of the Company and an Israeli company listed in the Tel Aviv stock exchange, for $0.88 (NIS 3) per share, which represents 8.8% of the outstanding shares of Telkoor. As a result of this transaction, an existing manufacturing agreement between Digital Power and Telkoor will be updated and extended. The investment is accounted for as available-for-sale security. The fair value of the investment as of September 30, 2011 was $518,000.

NOTE 6:-	NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of the basic and diluted net earnings (loss) per share:

1. Numerator:

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
	Unaudited

Net income (loss) available to Common shareholders	$1,027	$274	$449	$303

2. Denominator:

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
	Unaudited

Denominator for basic net income (loss) per share of weighted average number of common shares	6,713,978	6,660,996	6,731,556	6,678,968
Effect of dilutive securities:
Employee stock options	144,424	126,191	144,021	106,810

Denominator for diluted net income per common share	6,858,402	6,787,187	6,875,577	6,785,778

DIGITAL POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 7:-	SEGMENTS

The Company has two reportable geographic segments (see Note 1 for a brief description of the Company's business).

The following data presents the revenues, expenditures and other operating data of the Company's geographic operating segments in accordance with ASC 218 (formerly SFAS No. 131) "Segment Reporting".

	Nine months ended September 30, 2011 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$5,046	$4,128	$-	$9,174
Intersegment revenues	368	11	(379)	-

Total revenues	$5,414	$4,139	$(379)	$9,174

Depreciation expense	$19	$32	$-	$51

Operating income	$566	$523	$-	$1,089

Financial expense, net				$(13)
Tax expense				$(49)
Net income	$518	$509	$-	$1,027

Expenditures for segment assets, net as of September 30, 2011	$21	$22	$-	$43

Identifiable assets as of September 30, 2011	$3,968	$3,208	$-	$7,176

	Nine months ended September 30, 2010 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$4,174	$3,150	$-	$7,324
Intersegment revenues	59	129	(188)	-

Total revenues	$4,233	$3,279	$(188)	$7,324

Depreciation expense	$16	$26	$-	$42

Operating income (loss)	$53	$277	$-	$330

Financial income, net				$56

Net income (loss)	$47	$227	$-	$274

Expenditures for segment assets, net as of September 30, 2010	$42	$7	$-	$49

Identifiable assets as of September 30, 2010	$3,524	$4,354	$-	$7,878

DIGITAL POWER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 7:-	SEGMENTS (Cont.)

	Three months ended September 30, 2011 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$1,722	$1,302	$-	$3,024
Intersegment revenues	131	6	(137)	-

Total revenues	$1,853	$1,308	$(137)	$3,024

Depreciation expense	$10	$10	$-	$20

Operating income	$246	$228	$-	$474

Financial income, net				$14

Tax expense				$(39)

Net income	$208	$241	$-	$449

Expenditures for segment assets as of September 30, 2011	$17	$(1)	$-	$16

Identifiable assets as of September 30, 2011	$3,968	$3,208	$-	$7,176

	Three months ended September 30, 2010 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$1,784	$1,402	$-	$3,186
Intersegment revenues	29	21	(50)	-

Total revenues	$1,813	$1,423	$(50)	$3,186

Depreciation expense	$4	$9	$-	$13

Operating income	$164	$218	$-	$382

Financial expenses, net				$79

Net income	$164	$139	$-	$303

Expenditures for segment assets as of September 30, 2010	$8	$-	$-	$8

Identifiable assets as of September 30, 2010	$3,524	$4,354	$-	$7,878

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

            We market and sell our products to many diverse market segments, including the telecom, industrial, medical and military/defense industries.  Our products serve a global market, with an emphasis on North America, Europe and the Far East.  We offer a broad product variety, including a full custom product design and production, unique high-speed switching power front-end, modified-standard and value added products of Open-Frame, Compact PCI, Micro TCA, ATCA Front-End, PoE (Power over Ethernet), Inverter, UPS, and complete custom power product solutions for commercial and military marketplaces, providing power output from 50 watts to 72,000 watts.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011, COMPARED TO THE SAME PERIODS ENDED SEPTEMBER 30, 2010

Revenues

Our revenues decreased by 5% to $3,024,000 for the three months ended September 30, 2011, from $3,186,000 for the three months ended September 30, 2010. The decrease in revenues was mainly due to reduced shipments of our products to the telecom, medical and military market. During the three months ended September 30, 2011, we generated revenues from the sale of a fully customized product solution for the medical and the telecom markets as part of our earlier strategy to transition away from a dependence on standard, commodity products.  Revenues from sales of our commercial products increased by 9.4% to $2,458,000 for the three months ended September 30, 2011, from $2,246,000 for the three months ended September 30, 2010. Revenue from sales of our military products decreased by 39.8% to $566,000 for the three months ended September 30, 2011, from $940,000 for the three months ended September 30, 2010.

For the nine months ended September 30, 2011, our revenues increased by 25% to $9,174,000 from $7,324,000 for the nine months ended September 30, 2010. Revenues from our commercial products increased by 22.5 % to $6,863,000 for the nine months ended September 30, 2011, from $5,602,000 for the nine months ended September 30, 2010. Revenues from sales of our military products increased by 34.2% to $2,311,000 for the nine months ended September 30, 2011, from $1,722,000 for the nine months ended September 30, 2010. The increase in our revenues from our military products was mainly due to the delivery of major defense projects.

Gross Margins

Gross margins increased to 40.1% for the three months ended September 30, 2011, compared to 36.1% for the three months ended September 30, 2010. Gross margins for the nine months ended September 30, 2011 increased to 39.4% compared to the gross margins of 36.9% for the nine months ended September 30, 2010. The increase in gross margins for the three and nine months ended September 30, 2011 was mainly due to the improved supply chain management.

Engineering and Product Development

Engineering and product development expenses were $186,000, or 6.2% of revenues, for the three months ended September 30, 2011, compared to $161,000, or 5.1% of revenues, for the three months ended September 30, 2010. Engineering and product development expenses were $574,000, or 6.3% of revenues, for the nine months ended September 30, 2011, compared to $429,000, or 5.9% of revenues, for the nine months ended September 30, 2010. The overall increase in our engineering and product development expenses was mainly due to an increase in new production activities for the six and three months ended September 30, 2011, and new custom projects in the 2011 year.

Selling and Marketing

Selling and marketing expenses were $250,000, or 8.3% of revenues, for the three months ended September 30, 2011, compared to $253,000, or 7.9% of revenues, for the three months ended September 30, 2010.  Selling and marketing expenses were $764,000, or 8.3% of revenues, for the nine months ended September 30, 2011, compared to $857,000, or 11.7% of revenues, for the nine months ended September 30, 2010. The decrease in selling and marketing expenses during the nine month period was primarily due to lower expense in selling and marketing headcount.

General and Administrative

General and administrative expenses were $303,000, or 10% of revenues, for the three months ended September 30, 2011, compared to $354,000, or 11.1% of revenues, for the three months ended September 30, 2010. General and administrative expenses were $1,185,000, or 12.9% of revenues, for the nine months ended September 30, 2011, compared to $1,084,000, or 14.8% of revenues, for the nine months ended September 30, 2010. The increase in general and administrative expenses during the nine months ended September 30, 2011 was mainly due to employee severance costs incurred during 2011.

Financial Income (Expense)

Financial income was $14,000 for the three months ended September 30, 2011, compared to financial expense of $79,000 for the three months ended September 30, 2010. Financial expense was $13,000 for the nine months ended September 30, 2011, compared to financial expense of $56,000 for the nine months ended September 30, 2010. The change in financial results was due to foreign currency fluctuations during the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2011, we had cash and cash equivalents of $1,861,000 and working capital of $3,842,000. This compared with cash and cash equivalents of $2,115,000 and working capital of $3,583,000 at December 31, 2010. The decrease in cash and cash equivalents was due mainly to the purchase of available for sale securities of Telkoor Telecom Ltd. ("Telkoor") and a increase in trade receivables, inventory, and decrease in related party-trade payables, deferred revenues and other current liabilities, offset by net profit during the first two quarters and a decrease in trade receivables and in inventory and an increase in accounts payable.  The increase in working capital was mainly due to a decrease in current liabilities primarily in related party payables and other current liabilities partially offset by an increase in accounts payable revenue.

 Net cash provided by operating activities totaled $714,000 for the nine months ended September 30, 2011, compared to net cash used in operating activities of $7,000 for the nine months ended September 30, 2010. The net cash provided from operating activities was mainly due to the net income for the nine months ended September 30, 2011 and a decrease in deferred revenue and other current liabilities.

 Net cash used in investing activities was $1,050,000 for the nine months ended September 30, 2011, compared to net cash used in investing activities of $520,000 for the nine months ended September 30, 2010. The net usage of cash from investing activities was due mainly to a purchase of available for sale securities of Telkoor.

 Net cash provided by financing activities was $33,000 for the nine months ended September 30, 2011, and $46,000 for the nine months ended September 30, 2010.  The decrease in use of cash provided by financing activity was mainly due to a decrease in employees’ options exercised.

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

Although we generated operating income and a net income during the nine months ended September 30, 2011, we experienced an operating loss and a net loss during the six months ended June 31, 2010, we have historically experienced net losses and we may experience net losses in the future.

For the nine months ended September 30, 2011, we had an operating income of $1,089,000 and a net income of $1,027,000 compared to an operating income of $330,000 and a net income of $274,000 for the nine months ended September 30, 2010.  Although we have actively taken steps to increase our revenue and reduce manufacturing and operating costs, we may incur operating and net losses in the future unless we continue to increase revenues by selling current and custom design products, and continue seeking manufacturing cost reductions through offshore strategic agreements with contract manufacturers.

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

We face intense industry competition, price erosion and product obsolescence, which, in turn, could reduce our profitability .

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

Sales to customers outside of North America accounted for 52.6% of net revenues during the nine months ended September 30, 2011 and for 57.6% of net revenues in the year ended December 31, 2010, and we expect that international sales will continue to represent a material portion of our total revenues. International sales are subject to the risks of international business operations as described above, as well as generally longer payment cycles, greater difficulty collecting accounts receivable, and currency restrictions.

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

During the second quarter of 2011, we invested in our major shareholder – Telkoor Telecom Ltd. ( a publicly traded company in Israel) through our wholly own subsidiary, DPL. This strategic investment was classified as an available-for-sale security and was recorded in our financial statements at the market value.  Under United States generally accepted accounting principles ("U.S. GAAP"), unrealized losses are reflected as "accumulated other comprehensive loss" in the equity, unless there is deemed to be a permanent decrease in market value. Subsequent to September 30, 2011 the share price of Telkoor has dropped significantly and if their share price remains at this low level, and we do not have an independent valuation or other evidence to prove otherwise, we may conclude that this decrease in the market value is permanent and the loss should be classified from equity to the statement of operations.

Our common stock price is volatile .

Our common stock is listed on the NYSE Amex and is thinly traded.  In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects.  The exercise of outstanding options and warrants may adversely affect our stock price and a shareholder’s percentage of ownership.  As of September 30, 2011, we had outstanding exercisable options to purchase an aggregate of 519,000 shares of common stock, with a weighted average exercise price of $0.95 per share, exercisable at prices ranging from $0.55 to $2.37 per share.

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

Dated:  November 14, 2011

Digital Power Corporation

By:	/s/ Amos Kohn
Amos Kohn
President & Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)