Form 10-K
period 2011-12-31
DIGITAL POWER CORP
filed 2012-04-03
CIK 896493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Yes ☐     No ☑

As of June 30, 2011, the aggregate market value of the voting common stock held by non-affiliates was approximately $5,803,484 based upon the closing price of the common stock on the NYSE Amex on that date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 29, 2012, the number of shares of common stock outstanding was 6,849,654.
RDGPreambleEnd
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

We market and sell our products to many diverse market segments, including the telecom, industrial, medical and military/defense industries.  Our products serve a global market, with an emphasis on North America and Europe.  We offer a broad product variety, including a full custom product design, standard and modified-standard products. Our unique high-speed switching power rectifiers includes but not limited to custom power products, front-end, open-frame, enclosed, CompactPCI, MicroTCA, , PoE (Power over Ethernet) and other product solutions, providing power output from 50 to 24,000 watts.

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

Power System Solutions

We provide custom power system solutions, high-grade flexibility series power supply products, off-the-shelf products and value-added services to our diverse industries and markets including military/defense, telecom, medical and industrial.  We believe that our solutions leverage a combination of low leakage power emissions, high power density, superior power efficiency, design flexibility and short time to market.

Custom Power System Solution.    We provide high-grade custom power system solutions to numerous customers in multiple industry segments. Each custom solution that we develop is based on high power density, digital power processing and a special layout to meet each of our customer’s unique operation environments where efficiency, size and performance are key.   We combine our power design capabilities with the latest circuit designs to provide complete power solutions for virtually any need.   In the design of custom power solutions, we work closely with our customers’ engineering teams to develop mechanical enclosures to ensure 100% compatibility with any hosted platform.

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

High-Grade Flexibility Series Power Supply Product.   We offer our rich features based power rectifiers that support flexible configuration and high-grade design implementation. This include innovative designs and implementation including Digital Signal Processing (“DSP”) control for Power Factor Correction (“PFC”) and DC/DC, synchronous rectifier outputs under DSP control, two phase PFC, hot pluggable, current sharing and other features. While some of our customers have special requirements that include a full custom design, other customers may require only certain electrical changes to standard power supply products, such as modified output voltages and unique status and control signals, and mechanical repackaging tailored to fit the specific application. We offer a wide range of standard and modified standard products that can be easily integrated with any platform across our diversified market segments.

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

Our products are sold directly by our sales force and through a network of manufacturers’ representatives and distributors.  Our sales strategy is to identify and focus on strategic accounts. This strategy allows us to maintain a close and direct relationship with them, which positions us as the supplier of choice for these customers’ challenging, innovative and demanding new product requirements.  In striving for additional market share, we simultaneously strengthen our traditional sales channels of manufacturer representatives and distributors. We plan to continue to build more channels and increase our market share through 2012.

Commercial Customers.   We serve global commercial markets including medical, telecom, and industrial companies. Our products are deployed in a variety of applications and operate in a broad range of systems where customers require mission critical power reliability and occasionally extreme environmental conditions.  Examples of the commercial markets we serve and products for these markets include:

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

Military/Defense Customers.   We have developed a broad range of rugged product solutions for the military and defense market, featuring the ability to withstand harsh environments.  These ruggedized product solutions, which include both specific modifications of existing products or full custom designs, are designed for combat environments and meet the requirements of our defense customers. We are compliant with the regulations of International Traffic in Arms Regulations (“ITAR”) and are an approved vendor for the U.S. Air Force, Navy and Army.

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

We leverage our strategic alliance and collaboration with Telkoor Telecom Ltd. (“Telkoor”), our largest shareholder, and Digital Power Limited (“DPL”), our wholly-owned subsidiary, to develop some of the MIL-SPEC products.

Full custom military project services:
•	Program management for each project
•	Quality assurance and control:
o	ISO 9001: 2008 and ISO 17025: 2005 certified
o	Compliance with AS9100
o	Compliance with MIL-Q 9858A
o	Compliance with environmental testing in accordance with MIL-STD 810, MIL-STD 202
o	FRACAS (Failure Reporting, Analysis, and Corrective Action System)
o	100% screening, including ESS (Environmental Stress Screening) and ATP (Acceptance Test Procedure) with random vibration and temperature cycling tests
•	Product Tests:
o	Vertical Random Vibration
o	Sine Sweep Vibrations
o	Shock
o	Salt
o	Fog
o	Polar Temperatures

Typical Product Features:
•	Wide input voltage range
•	Multi-output voltages (DC and AC)
•	Fully approved according to MIL-STD 704, MIL-STD 1275 and MIL-STD 1399
•	Environmental conditions per MIL-STD 810
•	EMI/RFI per MIL-STD 461
•	Wide operating temperature range of -40°C up to +90°C
•	Power output up to 72,000 Watts (3 x 24,000 Watts system)
•	High switching frequency up to 500KHz
•	High efficiency, over 90%
•	High power density up to 26 watts/inch3
•	Power factor correction
•	Redundancy and hot swap N+1
•	Switching Frequency sync to external clock
•	Free convection, forced air cooling and base plate cooling

Strategy

Our strategy is to be the supplier of choice to those companies and OEMs requiring high-quality power system solutions where custom design, superior product, high quality, time to market and very competitive prices are critical to business success. We believe that we provide advanced custom product design services to deliver high-grade products that reach a high level of efficiency and density and can meet rigorous environmental requirements. Our customers benefit from a direct relationship with us that support all of their needs for designing and manufacturing power solutions and products. By implementing our advanced core technology, including process implementation in integrated circuits, we can provide cost reductions to our customers by replacing their existing power sources with our custom design cost-effective products.

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

Digital Power Limited (Gresham Power Electronics)

Digital Power Limited, our wholly-owned subsidiary organized and headquartered in Salisbury, United Kingdom , designs, manufactures, and distributes switching power supplies, uninterruptible power supplies, and power conversion and distribution equipment frequency converters for the commercial and military markets, under the name Gresham Power Electronics (“Gresham”). Frequency converters manufactured by Gresham are used by navel warships to convert their generated 60-cycle electricity supply to 400 cycles.  This 400-cycle supply is used to power their critical equipment such as gyro, compass, and weapons systems.  Gresham also designs and manufactures transformer rectifiers for naval use.  Typically, these provide battery supported back up for critical DC systems, such as machinery and communications.  In addition, higher power rectifiers are used for the starting and servicing of helicopters on naval vessels, and Gresham now supplies these as part of overall helicopter start and servicing systems.  We believe that Gresham products add diversity to our product line, provide greater access to the United Kingdom and European markets, and strengthen our engineering and technical resources.

Manufacturing and Testing

Consistent with our strategy of focusing on custom design products and high-grade flexibility series products, we aim to maintain a high degree of flexibility in our manufacturing through the use of strategically focused contract manufacturers.   We select contract manufacturers to ensure that they will meet our near term cost, delivery, and quality goals.  In addition, we believe these relationships will eventually give us access to new markets and beneficial cross-licensing opportunities.  The competitive nature of the power supply industry has placed continual downward pressure on selling prices.  In order to achieve our low cost manufacturing goals with labor-intensive products, we have entered into production agreements with certain contract manufacturers in Asia.  At present, our principal contract manufacturers in Asia are Winco-Power Technology, Shenzhen Watt Electronics, Ultra Level Tech Co. Ltd, Teamwise and Energy Recovery Products.

We sell certain products that are developed, manufactured and sold to us by Telkoor, an Israeli company that currently holds 40.4% of our outstanding common stock.   In coordination with Telkoor, and in order to accelerate delivery and reduce the cost of some of the products we purchase from Telkoor, we have obtained the right to order products directly from Telkoor’s contract manufacturers, as well as from our own contract manufacturers in China, in exchange for the payment of royalties to Telkoor.

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

Sales and Marketing

We market our products directly through our internal sales force as well as through a partner network of independent manufacturer representatives and distributors.  Each representative organization is responsible for managing sales in a particular geographic territory.  Generally, the representative has the opportunity to earn exclusive access to all potential customers in the assigned territory as a result of achieving its marketing and sales goals as defined in the representative agreement. Our manufacturer representative agreements provide for a commission equal to 5% of net sales of new “design-in” and 1.75% of net sales for retention, payable after the product is shipped, for any direct sale contribution.  Typically, either we or the representative organization may terminate the agreement upon 30 days’ written notice.

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

We also partner with various design and contract engineering firms for development of some of our new products supported by our internal engineering services staff.  Furthermore, we continue to leverage the close relationship we have with one of our major shareholders, Telkoor, to introduce new products that Telkoor develops for its market and makes available for us. Finally, from time to time, we modify standard products to meet specific customer requirements, including, but not limited to, converting commercial products into full military MIL-SPEC products and other unique modification and adjustments, when applicable. We are experiencing an increasing demand for ruggedization of commercial products for military applications. To meet that requirement, our engineering team continues to ruggedize commercial products, which we sell as commercial off the shelf products to some of our military customers. We continually seek to improve our product power density, adaptability, and efficiency, while attempting to anticipate changing market demands for increased functionality, such as PFC and improved EMI (electromagnetic interference) filtering. We continue to differentiate all of our products from commodity-type products by enhancing, modifying and customizing our existing product portfolio, using our engineering lab in California. In August 2010, we purchased the IP and production packages of the compact peripheral component interface (CompactPCI, or CPCI) AC/DC and DC/DC power supply series from Telkoor Power Systems Ltd. (“TPS”).  The IP purchase was to support our strategy being a leader supplier of CPCI products for commercial and defense markets.  We received from this purchase a rich portfolio of industry-leading CPCI AC/DC power supplies delivering 600 Watts and 650 Watt of continuous power. These hot-swappable power supplies feature N+1 redundant connection and active load current share. This IP strategic acquisition expands our presence for industrial, telecom, and military/defense applications that require increasing amounts of power.  As a result of this purchase, we have decreased our manufacturing costs.

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

Employees

As of December 31, 2011, we had 30 employees located in the United States and the United Kingdom, of whom seven were engaged in engineering and product development, eight in sales and marketing, eight in general operations and seven in general administration and finance.  All but five of these employees are employed on a full-time basis.  None of our employees are currently represented by a trade union. We consider our relations with our employees to be good.

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

We experienced an operating income and a net income during the year ended December 31, 2011, but we have historically experienced net losses and we may experience net losses in the future.

For the year ended December 31, 2011, we had an operating income of $1.15 million and a net income of $1.12 million, compared to an operating profit of $495,000 and a net profit of $487,000 for the year ended December 31, 2010.  Although we have actively taken steps to increase our revenue and reduce our costs, we may incur operating and net losses in the future unless we continue to increase revenues by selling current and custom design products, transitioning to production stage of our custom design products and decreasing manufacturing costs through a greater use of contract manufacturers in Asia and other strategic locations.

We depend on Telkoor to design and manufacture some of our products.

We depend on Telkoor, our largest shareholder and one of our third party subcontractors, for design and manufacturing capabilities for some of the products that we sell. If Telkoor is unable or unwilling to continue designing or manufacturing our products in required volumes and with a certain level of quality on a timely basis, that could lead to loss of sales and adversely affect our operating results and cash position. We also depend on Telkoor's intellectual property and ability to transfer production to third party manufacturers. Failure to obtain new products in a timely manner or delay in delivery of products to customers will have an adverse effect on our ability to meet our customers’ expectations.  In addition, we operate in highly competitive markets where our ability to sell Telkoor’s products could be adversely affected by Telkoor’s agreements with other companies, long lead-times and the high cost of Telkoor’s products.  In April 2008, for example, Telkoor signed a “Private Label” agreement with Murata Power Solutions in Canada to sell Telkoor’s products under the Murata brand name, which agreement positions Murata as a direct competitor of ours with respect to the sale of Telkoor’s products in North America.  Also, in 2011, Telkoor’s manufacturing lead-times increased, which has hindered our ability to respond to our customers’ needs.  Telkoor’s principal offices, research and development and manufacturing facilities are located in Israel. Political, economic, and military conditions in Israel directly affect Telkoor’s operations.  We are also dependent upon Telkoor’s terms and conditions with its contract manufacturers for some of our products, which terms and conditions may not always be in our best interest.  In 2010, the Company purchased certain IP from Telkoor in order to reduce its dependency on Telkoor with respect to a certain line of products.

We are dependent upon our ability, and our contract manufacturers’ ability, to timely procure electronic components.

Because of the global recession, many raw material vendors have reduced capacities, closed production lines and, in some cases, even discontinued their operations. As a result, there is a global shortage of certain electronic components, which has extended our production lead-time and our production costs.  For example, in some cases, finished goods that used to be available in 14 weeks for a production purchase order are now available only after 20 weeks.  Also, some materials are no longer available to support some of our products, thereby requiring us to search for cross materials or, even worse, redesign some of our products to support currently-available materials.  Such redesign efforts may require certain regulatory and safety agency re-submittals, which may cause further production delays.While we have initiated actions that we believe will limit our exposure to such problems, the dynamic business conditions in many of our markets may challenge the solutions that have been put in place, and issues may recur in the future.

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

As a result of our strategic focus on custom power supply solutions, we will continue to devote significant resources to developing custom products for a large number of customers, where each product represents a uniquely tailored solution for a specific customer’s requirements.  A failure to meet these customer product requirements or a failure to meet production schedules and/or product quality standards may put us at risk with one or more of these customers.  Moreover, market condition changes and strategic changes at the direction of our customers may affect their decision to continue to purchase products from us. The loss of one or more of our significant custom power supply solution customers could have a material adverse impact on our revenues, business or financial condition.

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

Our success depends on our ability to attract, retain and motivate our key management personnel, including, but not limited to, our President and CEO, sales force, and key engineers, necessary to implement our business plan and to grow our business. Despite the adverse economic conditions at this time, and those occurring over the past several years, competition for certain specific technical and management skill sets is intense. If we are unable to identify and hire the personnel that we need to succeed, or if one or more of our present key employees were to cease to be associated with us, our future results could be adversely affected.  Our President and CEO, Amos Kohn, will continue to serve as Chief Financial Officer (“CFO”) on an interim basis until the Company hires a new CFO.  Mr. Kohn will continue to serve in his role as our President and CEO.

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

We operate in an industry that is generally characterized by intense competition. We believe that the principal bases of competition in our markets are breadth of product line, quality of products, stability, reliability and reputation of the provider, along with cost. Quantity discounts, price erosion, and rapid product obsolescence due to technological improvements are therefore common in our industry as competitors strive to retain or expand market share. Product obsolescence can lead to increases in unsalable inventory that may need to be written off and, therefore, could reduce our profitability. Similarly, price erosion can reduce our profitability by decreasing our revenues and our gross margins. In fact, we have seen price erosion over the last several years on most of the products we sell, and we expect additional price erosion in the future.

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

Some of our products are subject to ITAR rules, which are administered by the U.S. Department of State. ITAR controls not only the export, import and trade of certain products specifically designed, modified, configured or adapted for military systems, but also the export of related technical data and defense services as well as foreign production.  Any delays in obtaining the required export, import or trade licenses for products subject to ITAR rules could have a materially adverse effect on our business, financial condition, and/or operating results.  In addition, changes in United States export and import laws that require us to obtain additional export and import licenses or delays in obtaining export or import licenses currently being sought could cause significant shipment delays and, if such delays are too great, could result in the cancellation of orders. Any future restrictions or charges imposed by the United States or any other country on our international sales or foreign subsidiary could have a materially adverse effect on our business, financial condition, and/or operating results. In addition, from time to time, we have entered into contracts governing by the U.S. Foreign Military Financing program (FMF).  Failure to retain compliance with ITAR rules could have a materially adverse effect on our business, financial condition, and/or operating results.

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

Sales to customers outside of North America accounted for 57.9% of net revenues in the year ended December 31, 2011 and for 57.6% of net revenues in the year ended December 31, 2010, and we expect that international sales will continue to represent a material portion of our total revenues. International sales are subject to the risks of international business operations as described above, as well as generally longer payment cycles, greater difficulty collecting accounts receivable, and currency restrictions.  In addition, DPL, our wholly-owned foreign subsidiary in the United Kingdom, supports our European and other international customers, distributors, and sales representatives, and therefore is also subject to local regulation.  International sales are also subject to the export laws and regulations of the United States and other countries.

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

Our common stock price is volatile.

Our common stock is listed on the NYSE Amex and is thinly traded.  In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects.  The exercise of outstanding options and warrants may adversely affect our stock price and a shareholder’s percentage of ownership.  As of December 31, 2011, we have outstanding options to purchase an aggregate of 792,793 shares of common stock, with a weighted average exercise price of $1.33 per share, exercisable at prices ranging from $0.48 to $3.03 per share.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	DESCRIPTION OF PROPERTY.

Our headquarters utilizes 13,106 square foot of leased office, engineering, laboratory, and warehouse  space in Fremont, California (the “Original Premises”).  6,553 feet of the total space lease (the “Lease”) commenced on October 1, 2007 and expires on November 30, 2012.  The annual base rent under the Lease, payable on a monthly basis, increases during the term of the Lease from approximately $68,000 during the first year to approximately $74,000 during the final year; our current rent under the Lease is $6,160 per month.  The Lease also provides for one option to renew for a term of five years.

On February 1, 2010, we entered into a first amendment to the Lease (the “First Amendment”), effective March 1, 2010, for the lease of an additional 6,554 square feet of office space.  The annual base rent for the expansion space under the First Amendment, payable on a monthly basis, also increases during the term of the First Amendment from $45,615 during the first year to $47,647 during the final year.  Our currently monthly rent under the First Amendment is $3,971, and our current monthly rent under both the Lease and the First Amendment is $10,131.  The expiration date under the First Amendment remains November 30, 2012, but the option to renew for a term of five years was reduced to one year.

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

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)	Market Information.

Our common stock is listed and traded on the NYSE Amex under the symbol DPW.  The following tables set forth the high and low closing sale prices, as reported by NYSE Amex, for our common stock for the prior two fiscal years.

Quarter Ended	High	Low
12/31/2011	$1.83	$1.50
09/30/2011	1.76	1.40
06/30/2011	1.69	1.33
03/31/2011	1.89	1.35

12/31/2010	$2.25	$1.00
09/30/2010	1.14	0.94
06/30/2010	1.27	1.01
03/31/2010	1.35	1.09

The last reported sale price of our common stock on the NYSE Amex on March 23, 2012 was $1.92 per share.

(b)	Holders

As of March 29, 2012, there was an aggregate of 6,849,654 shares of our common stock outstanding, held by approximately 68 holders of record.

(c)	Dividends

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

During the year ended December 31, 2011, profitability increased significantly from the prior year.  We intend to remain an innovative leader in the development of cutting-edge custom power solutions, low emission, high-grade, high-density, modular power systems and rugged power solutions to meet harsh and extreme environmental requirements. We also intend to continue to pursue our strategy to reduce production costs and deliver high quality products in a timely manner through production agreements with numerous contract manufacturers in Asia.  Our revenues have increased and we had an operating income and a net income.  We believe that our cash will be sufficient to fund our operation in the next 12 months.

Foreign Currency Fluctuations

Our wholly-owned subsidiary, DPL, operates using the United Kingdom pound sterling.  Therefore, we are subject to monetary fluctuations between the U.S. dollar and the United Kingdom pound sterling.  For the year ended December 31, 2011, we recorded a foreign currency translation loss of $18,000 in Other Comprehensive Income (Loss) in shareholders’ equity.  For the year ended December 31, 2010, we recorded a foreign currency translation loss of $62,000.

Results of Operations

The table below sets forth certain statements of operations data as a percentage of revenues for the years ended December 31, 2011 and 2010:

	Years Ended December 31,
	2011	2010
Revenues	100.00%	100.00%
Cost of revenues	59.79	64.68
Gross profit	40.21	35.32
Engineering and product development	6.67	5.40
Sales and marketing	8.98	10.87
General and administrative	14.26	14.29
Total operating expenses	29.91	30.56
Operating income (loss)	10.30	4.76
Financial income (expenses)	0.07	(0.06)
Income before tax	10.37	4.70
Tax expenses	0.37	0.02
Net income (loss)	10.00%	4.68%

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

Year Ended December 31, 2011, Compared to Year Ended December 31, 2010

Revenues

For the year ended December 31, 2011, revenues increased by 8.0% to $11,231,000 from $10,396,000 for the year ended December 31, 2010.  The increase in revenues is mainly due to higher sales of our standard and custom design commercial products and our military products. During the year ended December 31, 2011, we generated revenues from the sale of a fully customized product solution for the medical market, as part of our earlier strategy to transition away from a dependence on standard, commodity products. In addition, during this period, we successfully delivered one of our major military projects.

Revenues derived from our defense products for the year ended December 31, 2011 were $2,300,000, a decrease of 16.1% from revenues of $2,741,000 from defense products for the year ended December 31, 2010.  Revenues derived from our commercial products for the year ended December 31, 2011 increased by 16.7% to $8,931,000 from $7,655,000 for the year ended December 31, 2010.  The increase in commercial product revenue in 2011 resulted primarily from the increase in sales of our standard commercial products.

Revenues from our domestic operations increased by 13.6% to $6,577,100 for the year ended December 31, 2011, from $5,792,000 for the year ended December 31, 2010. The increase in product revenues is mainly attributed to an increase in sales of our standard commercial products.

 Revenues from our European operations (Gresham) decreased by 1.1% to $4,653,600 for the year ended December 31, 2011, from $4,604,000 for the year ended December 31, 2010.  The decrease in revenues from Gresham in 2011 is due to a decrease in commercial product revenues and by a decrease in defense product revenues.

Gross Margins

Gross margins were 40.2% for the year ended December 31, 2011, compared to 35.3% for the year ended December 31, 2010.  We retained the higher level of gross margins in 2011 as a result of our effort to continue outsourcing our production to contract manufacturers in Asia, cost reductions and variations in our product mix.

Engineering and Product Development

Engineering and product development expenses were $749,000, or 6.7% of revenues, for the year ended December 31, 2011, compared to $561,000, or 5.4% of revenues, for the year ended December 31, 2010.  The increase is attributable to new product development due to the fact that during the year ended December 31, 2011, we had new design expenses.

Selling and Marketing

Selling and marketing expenses were $1,009,000, or 9.0% of revenues, for the year ended December 31, 2011, compared to $1,130,000, or 10.9% of revenues, for the year ended December 31, 2010. The decrease in selling and marketing expenses for the year ended December 31, 2011 was primarily due to a temporary decrease in salary-related expenses.

General and Administrative

General and administrative expenses were $1,601,000, or 14.3% of revenues, for the year ended December 31, 2011, compared to $1,486,000, or 14.3% of revenues, for the year ended December 31, 2010. The increase in general and administrative expenses during the year ended December 31, 2011 was mainly due to an increase in consulting expenses and an increase in general expenses, such as travel.

Financial Expenses, Net

Financial income were $8,000 for the year ended December 31, 2011, compared to financial expenses of $6,000 for year ended December 31, 2010. The change in financial results was due to foreign currency fluctuations during the respective periods.

Net Income (Loss)

For the year ended December 31, 2011, we had a net income of $1.12 million compared to a net income of $487,000 for the year ended December 31, 20010. The net income for the year ended December 31, 2011 is due primarily to the increase in our revenues and gross margins.

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

Revenue Recognition

Revenue from product sales is recognized in accordance with the provisions of ASC 605-15, "Revenue Recognition in Financial Statements", when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred (when risk of loss and title have transferred to the customer), the sale price is fixed or determinable and collection is reasonably assured.

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

Revenue on shipments to distributors and resellers is recognized on delivery. Generally, we do not grant a right of return. However, certain distributors are allowed, in the sixth month after the initial stock purchase, to rotate stock that has not been sold for other products. This stock rotation may be repeated every six months thereafter for fifteen to eighteen months, based on a fixed percentage at no more than the distributor's purchases during the previous six months. Revenues subject to stock rotation rights are deferred until the products are sold to the end customer or until the rotation rights expire.

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

During 2011 and 2010, we recorded inventory write-offs of $36,000 and $28,000, respectively.

Allowance for Doubtful Accounts

Our accounts receivable are derived from sales to customers located primarily in the U.S. and Europe.  We perform ongoing credit evaluations of our customers’ financial condition and currently require no collateral from our customers.  An allowance for doubtful accounts for estimated losses is maintained in anticipation of the inability of customers to make required payments. The allowance for doubtful accounts as of December 31, 2011 and 2010 was $148,000 and $119,000, respectively. When we become aware that a specific customer is unable to meet its financial obligations as a result of bankruptcy or the deterioration of the customer’s operating results or financial position, for example, we record a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance.  We are not able to predict changes in the financial condition of customers, and if the condition or circumstances of our customers deteriorates, estimates of the recoverability of trade receivables could be materially affected and we may be required to record additional allowances.  Alternatively, if our estimates are determined to be greater than the actual amounts necessary, we may decrease a portion of such allowance in future periods based on actual collection experience.

Other Accrued Liabilities

Our accrued liabilities are based on a variety of factors including past experience and, in many cases, require estimates.  If future experience differs from these estimates, operating results in future periods would be impacted.

Marketable Securities

The Company classifies its investment in Telkoor's shares as available-for-sale securities in accordance with ASC 320 (originally issued as SFAS 115), "Investment in Debt and Equity Securities". Marketable securities classified as "available for sale securities" are carried at fair value, based on quoted market prices. Unrealized gains and losses are reported in a separate component of shareholders' equity in "accumulated other comprehensive loss". When evaluating the investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company's intent to sell, or whether it is more likely than not that it will be required to sell, the investment before recovery of the investment's amortized cost basis. Based on the factors considered by the Company, the Company concluded that unrealized losses on its available-for-sale securities were not other-than-temporary. As such, the Company did not recognize any impairment charges on outstanding securities.

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

Liquidity and Capital Resources

On December 31, 2011, we had cash and cash equivalents of $1,777,300 and working capital of $3,846,000. This compares with cash and cash equivalents of $2,115,000 and working capital of $3,583,000 at December 31, 2010. The decrease in cash and cash equivalents is due mainly to the completion of the purchase of an investment in Telkoor and increase in inventory. The increase in working capital is mainly due to an increase in inventories, offset partially by a decrease in accounts receivable.

Net cash provided by operating activities totaled $842,000 for the year ended December 31, 2011, compared to net cash provided by operating activities of $386,000 for the year ended December 31, 2010.  The net usage of cash from operating activities was mainly due to an increase in inventories, a decrease in related parties-trade payables and accounts receivable.

Net cash used in investing activities was $1,277,000 for the year ended December 31, 2011, compared to net cash used in investing activities of 484,000 for the year ended December 31, 2010. The net usage of cash from investing activities is due to the investment of Telkoor for $1.0 million and purchase of capital equipment for $270,000.

Net cash provided by financing activities was $38,000 for the year ended December 31, 2011 and $58,000 for the year ended December 31, 2010, and was due to the exercise of employee options.

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, we have carried out an evaluation, under the supervision of, and with the participation of, our management, including our Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of our controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) were effective as of the end of the period covered by the report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management has concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

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

Evaluation of Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the positions and offices presently held by each of our current directors and executive officers and their ages:

Name	Age	Positions Held
Amos Kohn	51	President, Chief Executive Officer, Interim Chief Financial Officer, and Director
Ben-Zion Diamant	61	Chairman of the Board and Director
Yehezkel Manea	65	Director (1)
Robert Smith	66	Director (1)
Haim Yatim	48	Director (1)

(1)          Member of the Audit, Compensation and Nominating and Governance Committees.

Each of the directors named above will serve until the next annual meeting of our shareholders or until his respective successor is elected and qualified.   Subject to the terms of applicable employment agreements, our executive officers serve at the discretion of our Board.

Amos Kohn

Amos Kohn has served as a member of our board of directors since 2003, as our President and Chief Executive Officer since 2008, and interim Chief Financial Officer since March 2011. Mr. Kohn has more than 20 years of successful global executive management experience, including multiple C-level roles across private and established, publicly-traded companies. Mr. Kohn has successfully managed cross-functional teams, driven corporations to high profitability, built customer loyalty and led businesses through expansion and sustained growth. His areas of expertise include operations, technology innovation, manufacturing, strategic analysis and planning and M&A. Mr. Kohn was Vice President of Business Development at Scopus Video Networks, Inc., a Princeton, New Jersey company that develops and markets digital video networking products (2006-2007); Vice President of Solutions Engineering at ICTV Inc., a leading provider of network-based streaming media technology solutions for digital video and web-driven programming, located in Los Gatos, California (2003-2006); Chief Architect at Liberate Technologies, a leading company in the development of a full range of digital media processing for telecom and cable TV industries, located in San Carlos, California (2000-2003); and Executive Vice President of Engineering and Technology at Golden Channel & Co., the largest cable television multiple-systems operator (MSO) in Israel, where he had executive responsibility for developing and implementing the entire nationwide cable TV system (1989-2000). Mr. Kohn holds a degree in electrical and electronics engineering and is named as an inventor on several United States and international patents. We believe that Mr. Kohn’s extensive executive-level management experience in diversified industries, including, but not limited to, power electronics, telecommunications, cable television, broadcast and wireless, as well as his service as a director on our board since 2003, give him the qualifications and skills to serve as one of our directors.

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

Haim Yatim

Haim Yatim has served as a member of our Board of Directors since September 2011. From 2006 until 2010, served as Chief Financial Officer and Board Member of  SimiGon Ltd., a publicly traded company (AIM:SIM) that develops software for training and simulation industry. As SimiGon's CFO, Mr. Yatim managed the initial public offering process on AIM on the London Stock Exchange including managing the legal due diligence process, working with underwriters and participating in a road show in UK and France with Investment Banks. Previously, Mr. Yatim served as CFO at Digital Power Corporation. As the company CFO, Mr. Yatim was responsible for financial reporting to the SEC, corporate accounting and tax preparation, budgeting, forecasting, and risk management. Prior his role at Digital Power, Mr. Yatim was a partner of Kost Forer Gabbay & Kasierer, a Member of Ernst & Young Global Limited where he advised on successful NASDAQ listings of technology companies. Mr. Yatim holds a B.Sc. in Accounting and Economics from University of Tel-Aviv, Israel

Family Relationships

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

Audit Committee

Messrs. Smith, Yatim and Manea currently comprise the Audit Committee of our Board.  Our Board has determined that each of the current members of the Audit Committee satisfies the requirements for independence and financial literacy under the standards of the SEC and the NYSE Amex. Our Board has also determined that Mr. Manea qualifies as an “audit committee financial expert” as defined in SEC regulations and satisfies the financial sophistication requirements set forth in the NYSE Amex Rules.

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

Compensation Committee

Messrs. Smith, Yatim and Manea currently comprise the Compensation Committee of our Board.  Our Board has determined that each of the current members of the Compensation Committee meets the requirements for independence under the standards of the SEC and the NYSE Amex.

The Compensation Committee is responsible for, among other things, reviewing and approving executive compensation policies and practices; reviewing and approving salaries, bonuses and other benefits paid to our officers, including our Chief Executive Officer and Chief Financial Officer; and administering our stock option plans and other benefit plans.

Nominating and Governance Committee

Messrs. Smith, Yatim and Manea currently comprise the Nominating and Governance Committee of our Board.  Our Board has determined that each of the current members of the Nominating and Governance Committee meets the requirements for independence under the standards of the SEC and the NYSE Amex.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than ten percent of a registered class of our equity securities to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC.  Executive officers, directors and 10% shareholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file.  Based solely upon our review of Forms 3, 4 and 5 received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2011, all such filing requirements applicable to our officers, directors and ten percent shareholders were fulfilled.

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

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned in all capacities during the fiscal years ended December 31, 2011 and 2010, by our (i) Chief Executive Officer and (ii) executive officers, other than the Chief Executive Officer, whose salaries for the 2011 fiscal year, as determined by Regulation S-K, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total Compensation ($)
Amos Kohn	2011	$200,000	-	-	$114,000	-	-	$54,601	$368,601
Chief Executive Officer (2)	2010	$195,833	-	-	$25,901	-	-	$41,123	$262,857
Assaf (Assi) Itshayek	2011	$37,597	-	-	$0	-	-	$1,831	$39,428
Chief Financial Officer (3)	2010	$133,188	-	-	$6,061	-	-	$12,775	$152,024

(1) The amounts in “All Other Compensation” consist primarily of health insurance benefits, and also include long-term and short-term disability insurance benefits.

(2) Mr. Kohn became our President and Chief Executive Officer in June 2008.  Prior to that date, he had served as a non-employee member of our Board since 2003.  The 2011 and 2010 compensation set forth above for Mr. Kohn includes consulting fees of approximately $38,000 and $19,000, respectively, paid to TechLead, a company for which Mr. Kohn serves as CEO.

(3) Mr. Itshayek became a Named Executive Officer in January, 2010. Mr. Itshayek resigned in March, 2011.

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

 The table below sets forth, for each non-employee director, the total amount of compensation related to his service during the year ended December 31, 2011:

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Israel Levi (1)	$11,500	-	$12,400	-	-	-	$11,222
Robert Smith	$10,000	-	$12,400	-	-	-	$9,533
Yehezkel Manea	$15,000	-	$12,400	-	-	-	$19,247
Haim Yatim	$0	-	$0	-	-	-	$0

(1) Israel Levi was paid fees through his service as a Director which ended in September 2011.

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

The Employment Agreement also provides that Mr. Kohn was to be granted an option to purchase 100,000 shares of the Company’s common stock at a price equivalent to the fair market value of the Company’s shares on the date that such option grant was approved by the Board, if (1) certain performance goals of the Company were met during the year ended December 31, 2008 and (2) Mr. Kohn served continuously as the Company’s President and Chief Executive Officer through June 30, 2009.   While Mr. Kohn did serve continuously as the Company’s President and Chief Executive Officer through June 30, 2009, and continues to serve in such capacity, certain of the stated performance goals for the Company for 2008.  On August 11, 2009, the Compensation Committee of the Board (the “Compensation Committee”) decided to grant Mr. Kohn an option to purchase 50,000 shares of the Company’s common stock in lieu of the 100,000 shares of the Company’s common stock provided for in the Employment Agreement.  The option vests in equal annual installments over a four-year period.  The Compensation Committee also determined that, in the event certain performance goals for the Company for the year ending December 31, 2009 were met, Mr. Kohn would be entitled to receive an option grant with respect to the remaining 50,000 shares.

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

Also pursuant to the Employment Agreement, if on or after January 1, 2009, (i) Mr. Kohn is terminated by the Company without cause or (ii) a change in control of the Company (as defined in the Employment Agreement) occurs, and Mr. Kohn resigns with good reason within six months following such change in control, Mr. Kohn will be entitled to the following benefits: six to twelve months of his then base salary, depending on whether certain performance goals have been achieved; health benefits for up to four months following termination; and acceleration of one year’s worth of vesting of any outstanding stock options.

Effective January 1, 2009, Mr. Kohn’s base salary was increased to $200,000 in accordance to his employment agreement for meeting the 2008 performance objectives. Further, Mr. Kohn met the performance goals during the year ended December 31, 2010. On Septembers 12, 2011, the Compensation Committee of the Board (the “Compensation Committee”) decided to grant Mr. Kohn an option to purchase 100,000 shares of the Company’s common stock. The option vests in equal annual installments over a four-year period.

Mr. Kohn continues to serve as the Company’s President, Chief Executive Officer, and interim Chief Financial Officer.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on outstanding equity awards during the year ended December 31, 2011 to the Named Executive Officers:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Amos Kohn	10,000	-	-	$0.96	8/5/2013	-	-	-	-
	10,000	-	-	$1.05	5/8/2014	-	-	-	-
	10,000	-	-	$1.19	2/28/2015	-	-	-	-
	10,000	-	-	$1.16	3/9/2016	-	-	-	-
	10,000	-	-	$1.66	3/9/2017	-	-	-	-
	37,500	12,500	-	$0.84	7/3/2018	-	-	-	-
	7,500	2,500	-	$0.79	9/19/2018	-	-	-	-
	25,000	25,000	-	$1.79	8/11/2019	-	-	-	-
	18,750	56,250	-	$1.51	12/01/2020	-	-	-	-
	-	100,000	-	$1.60	09/11/2021	-	-	-	-

Employee Stock Ownership Plan

We adopted an Employee Stock Ownership Plan, or ESOP, in conformity with ERISA requirements. As of December 31, 2011, the ESOP owned, in the aggregate, 167,504 shares of our common stock. All eligible employees participate in the ESOP based on the employee’s level of compensation and length of service. Participation in the ESOP is subject to vesting over a six-year period. We have not distributed shares to participants since 1998. Our shares of common stock owned by the ESOP are voted by the ESOP trustees. Messrs. Diamant and Kohn are the current trustees of the ESOP.

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

As of December 31, 2011, of the 2,272,000 shares of our common stock authorized under the Incentive Share Option Plans for a total of options to purchase 792,763 shares of common stock were issued and outstanding.

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

Security Ownership

Except as otherwise indicated below, the following table sets forth certain information regarding beneficial ownership of our common stock as of March 29, 2012 by: (1) each of our current directors; (2) each of the named executive officers listed in the Summary Compensation Table; (3) each person known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock based upon Schedules 13G or 13D filed with the SEC; and (4) all of our directors and executive officers as a group. As of December 31, 2011, there were 6,849,654 shares of our common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 29, 2012 are deemed to be outstanding and to be beneficially owned by the person or group holding such options or warrants for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise indicated by footnote, to our knowledge the persons named in the table have sole voting and sole investment power with respect to all common stock shown as beneficially owned by them, subject to applicable community property laws. The table below is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G and Forms 3 and 4 filed with the SEC as of March 29, 2012. Unless otherwise indicated below, the address of each beneficial owner listed below is c/o Digital Power Corporation, 41324 Christy Street, Fremont, California 94538.

Name and Address of Beneficial owner	Number of Shares Beneficially Owned	Approximate Percent of Class
Telkoor Telecom Ltd. 5 Giborei Israel Netanya 42293 Israel	2,897,110	40.42%
Amos Kohn	306,254 (1)	4.27%
Ben-Zion Diamant	3,207,813 (2)	44.76%
Israel Levi	5,000(3)	*
Yehezkel Manea	40,000 (4)	*
Robert Smith	102,500(5)	1.43%
Barry W. Blank P.O. Box 32056 Phoenix, AZ 85064	618,375	9.23%
All directors and executive officers as a group (5 persons)	3,661,567 (6)	51.09%

*        Less than one percent.

(1)   Represents (a) options to purchase 138,750 shares of common stock that are currently exercisable or exercisable within 60 days of March 29, 2012 and (b) 167,504 shares of common stock owned by the Digital Power ESOP for which Mr. Kohn serves as a trustee.

(2)   Mr. Diamant serves as a director of Telkoor.  Represents (a) options to purchase 31,250 shares, owned by Mr. Diamant, that are currently exercisable or exercisable within 60 days of March 29, 2012; (b)  167,504 shares of common stock owned by the Digital Power ESOP, for which Mr. Diamant serves as a trustee; and (c) 2,897,110 shares beneficially owned by Telkoor. Mr. Diamant disclaims beneficial ownership of the shares held by Telkoor, except to the extent of his proportionate pecuniary interest therein.

(3)   Represents options to purchase shares of common stock that are currently exercisable or exercisable within 60 days of March 29, 2011.

(4)   Represents options to purchase shares of common stock that are currently exercisable or exercisable within 60 days of March 29, 2012.

(5)   Represents (a) options to purchase 102,500 shares of common stock that are currently exercisable or exercisable within 60 days of March 29, 2012 and (b) 3,500 shares of common stock held by a brokerage firm.

(6)   See Notes (1) - (5) above.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2011 with respect to compensation plans under which our common shares are authorized for issuance, aggregated as follows:

•	All compensation plans previously approved by security holders; and
•	All compensation plans not previously approved by security holders.

EQUITY COMPENSATION PLAN INFORMATION

Name	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	792,763	$1.33	410,145
Equity compensation plans not approved by security holders	-	-	-
Total	1,110,000	$1.17	486,645

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Relationship with Telkoor Power Supplies Ltd.

In the fiscal years ended December 31, 2011 and 2010, we purchased approximately $2,595,866  and $3,877,000, respectively, of products from Telkoor Power Supplies, Ltd., a wholly-owned subsidiary of our largest shareholder, Telkoor, of which Ben-Zion Diamant is the Chief Executive Officer.  We have no written agreement for the purchase of these products, other than purchase orders that are placed in the ordinary course of business when the products are needed.

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

Acquisition of Shares of Telkoor

On June 16, 2011 the Company has acquired 1,136,666 shares of Telkoor, a major shareholder of the Company and an Israeli company listed in the Tel Aviv stock exchange, for $0.88 (NIS 3) per share, which represents 8.8% of the outstanding shares of Telkoor. As a result of this transaction, an existing manufacturing agreement between Digital Power and Telkoor will be updated and extended. The investment is accounted for as available-for-sale security

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global (“Kost Forer”), has served as our independent registered public accounting firm since 2002 and has been appointed by the Audit Committee to continue as our independent registered public accounting firm for the fiscal year ending December 31, 2012.

Kost Forer also serves as the independent auditors of Telkoor. The auditing of our financial statements and Telkoor’s financial statements are handled by separate teams within Kost Forer.

Fees and Services

The following table shows the aggregate fees billed to us for professional services by Kost Forer for the fiscal years ended December 31, 2011 and 2010:

	2011	2010
Audit Fees	$123,000	$123,000
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$123,000	$123,000

Audit Fees. This category includes the aggregate fees billed for professional services rendered for the audits of our financial statements for the fiscal years ended December 31, 2011 and 2010, for the reviews of the financial statements included in our quarterly reports on Form 10-Q during fiscal 2011 and 2010, and for other services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Exhibits

3.1	Amended and Restated Articles of Incorporation of Digital Power Corporation (1)
3.2	Amendment to Articles of Incorporation (1)
3.3	Bylaws of Digital Power Corporation (1)
10.1	1996 Digital Power Incentive Share Option (1)
10.2	1998 Digital Power Incentive Share Option Plan (2)
10.3	2002 Digital Power Incentive Share Option Plan (3)
10.4	Lease, dated as of August 21, 2007, between the Company and SDC Fremont Business Center, Inc. (4)
10.5	Employment Agreement with Amos Kohn (5)
23.1	Consent of Kost Forer Gabbay & Kasierer
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
(1)	Previously filed with the Commission on October 16, 1996 as an exhibit to the Company’s Registration Statement on Form SB-2.
(2)	Previously filed with the Commission as Exhibit 10.7 to the Company’s Form 10-KSB for the year ended December 31, 1998.
(3)	Previously filed with the Commission as Exhibit A to the Company’s Proxy Statement filed on September 5, 2002.
(4)	Previously filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed on October 22, 2007.
(5)	Previously filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed on July 10, 2008
101+
The following materials from Digital Power Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011
IN U.S. DOLLARS

INDEX

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3 to F-4

Consolidated Statements of Operations	F-5

Statements of Changes in Shareholders' Equity	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8 to F-28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

DIGITAL POWER CORPORATION

We have audited the accompanying consolidated balance sheets of Digital Power Corporation ("the Company") and its subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/KOST FORER GABBAY & KASIERER
Haifa, Israel	KOST FORER GABBAY & KASIERER
March 29, 2012	A Member of Ernst & Young Global

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY
RDGXBRLParseBegin
CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	December 31,
	2011	2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,777	$2,115

Trade receivables (net of allowance for doubtful accounts of $ 148 and $ 119 as of December 31, 2011 and 2010, respectively)	1,845	2,395
Prepaid expenses and other receivables	108	157
Inventories (Note 3)	2,332	1,768

Total current assets	6,062	6,435

NON CURRENT ASSETS:
Property and Equipment, net (Note 4)	448	256
Intangible Asset, net (Note 5)	350	446
Available for Sale Marketable Securities (Note 11)	483	-
Long Term Deposits	6	42

Total Non-Current Assets	1,287	744

Total Assets	$7,349	$7,179

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

	December 31,
	2011	2010

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,032	$783
Trade payables - related parties (Note 12)	369	978
Advances from customers and deferred revenue	286	568
Other current liabilities (Note 6)	529	523

Total Current Liabilities	2,216	2,852

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

SHAREHOLDERS' EQUITY (Note 8):
Share capital -
Series A Redeemable Convertible Preferred shares, no par value - 500,000 shares authorized; 0 shares issued and outstanding at December 31, 2011 and 2010	-	-
Preferred shares, no par value - 1,500,000 shares authorized; 0 shares issued and outstanding at December 31, 2011 and 2010	-	-
Common shares, no par value - 30,000,000 shares authorized; 6,849,654 shares and 6,698,968 shares issued and outstanding at December 31, 2011 and 2010, respectively	-	-
Additional paid-in capital	14,358	14,185
Accumulated deficit	(8,321)	(9,445)
Accumulated other comprehensive loss	(904)	(413)

Total Shareholders' Equity	5,133	4,327

Total Liabilities and Shareholders' Equity	$7,349	$7,179

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands (except per share data)

	Year ended December 31,
	2011	2010

Revenues (Note 13)	$11,231	$10,396
Cost of revenues	6,715	6,724

Gross profit	4,516	3,672

Operating expenses:

Engineering and product development	749	561
Selling and marketing	1,009	1,130
General and administrative	1,601	1,486

Total operating expenses	3,359	3,177

Operating income	1,157	495

Other income (expenses), net	8	(6)

Income before income taxes (Note 9c)	1,165	489
Income taxes (Note 9d)	41	2

Net income	$1,124	$487

Basic net earnings per share (Note 10)	$0.167	$0.073

Diluted net earnings per share (Note 10)	$0.163	$0.071

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

U.S. dollars in thousands (except share data)

				Other
	Common	Additional		accumulated	Total	Total
	shares	paid-in	Accumulated	comprehensive	comprehensive	shareholders'
	Number	capital	deficit	income (loss)	income (loss)	equity

Balance as of January 1, 2010	6,626,468	14,042	(9,932)	(351)		3,759

Stock compensation related to options granted to Telkoor's employees and other non-employee consultants	-	3	-	-		3
Stock compensation related to options granted to employees	-	82	-	-		82
Exercise of options granted to employees	72,500	58	-	-		58
Comprehensive income:
Net loss	-	-	487	-	$487	487
Foreign currency translation adjustments	-	-	-	(62)	(62)	(62)

Total comprehensive income					$425

Balance as of December 31, 2010	6,698,968	$14,185	$(9,445)	$(413)		$4,327

Stock compensation related to options granted to Telkoor's employees	-	32	-	-		32
Stock compensation related to options granted to employees	-	103	-	-		103
Exercise of options granted to employees	150,686	38	-	-		38
Comprehensive income:
Net income	-	-	1,124	-	$1,124	1,124
Unrealized Loss on available for sale marketable securities				(473)	(473)	(473)
Foreign currency translation adjustments	-	-	-	(18)	(18)	(18)

Total comprehensive income					$633

Balance as of December 31, 2011	6,849,654	$14,358	$(8,321)	$(904)		$5,133

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2011	2010
Cash flows from operating activities:

Net income	$1,124	$487
Adjustments required to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	73	57
Amortization of intangible asset	96	33
Inventory write-down	36
Stock compensation related to options granted to employees	103	82
Stock compensation related to options granted to Telkoor's employees and other non-employee consultants	32	3
Decrease (increase) in trade receivables, net	567	(889)
Decrease (increase) in prepaid expenses and other receivables	86	84
Decrease (increase) in inventories	(611)	(738)
Increase (decrease) in accounts payable and trade payables - related parties	(378)	351
Increase (decrease) in advances from customers, deferred revenues and other current liabilities	(286)	144

Net cash provided by (used in) operating activities	842	(386)

Cash flows from investing activities:

Decrease in long term deposits	-
Purchase of available for sale marketable securities	(1,007)	82
Purchase of intangible asset		(480)
Purchase of property and equipment	(270)	(86)

Net cash used in investing activities	(1,277)	(484)

Cash flows from financing activities:

Proceeds from exercise of options	38	58

Net cash provided by financing activities	38	58

Effect of exchange rate changes on cash and cash equivalents	59	(40)

Decrease in cash and cash equivalents	(338)	(852)
Cash and cash equivalents at the beginning of the year	2,115	2,967

Cash and cash equivalents at the end of the year	$1,777	$2,115

Supplemental disclosure of cash flows activities:

Income taxes paid	41	-
Unrealized loss on available for sale marketable securities	$473	$-

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE1:-       GENERAL

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

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-       SIGNIFICANT ACCOUNTING POLICIES (Cont.)

During 2011 and 2010, the Company recorded inventory write-offs of $36 and $ 28, respectively, within the cost of goods sold.

f.	Property and equipment and intangible asset:

Property and equipment as well as an intangible asset are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%

Intangible asset	20
Computers, software and related equipment	20 – 33
Office furniture and equipment	10 – 20
Leasehold improvements	Over the term of the lease or the life of the asset, whichever is shorter

The long-lived assets of the Company and its subsidiary are reviewed for impairment in accordance with ASC 360 (formerly: SFAS No. 144), "Property, Plant, and Equipment", whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2011 and 2010, no impairment losses have been identified.

g.	Revenue recognition:

The Company and its subsidiary generate their revenues from the sale of their products through a direct and indirect sales force.

Revenues from products are recognized in accordance with ASC 605-15, "Revenue Recognition in Financial Statements", when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the seller's price to the buyer is fixed or determinable, no further obligation exists and collectability is reasonably assured.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-       SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Generally, the Company does not grant a right of return. However, certain distributors are allowed, in the sixth month after the initial stock purchase, to rotate stock that has not been sold for other products. This stock rotation may be repeated every six months thereafter for 15-18 months, based on a fixed percentage at no more than the distributor's purchases during the previous six months. Revenues subject to stock rotation rights are deferred until the products are sold to the end customer or until the rotation rights expire.

Service revenues are deferred and recognized on a straight-line basis over the term of the service agreement. Service revenues are immaterial in proportion to the Company's revenues.

h.	Engineering and product development costs:

Engineering and product development costs are charged to the statement of operations as incurred.

i.	Income taxes:

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

ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with ASC 740. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. No liability for unrecognized tax benefits was recorded as a result of the implementation of ASC 740 as of December 31, 2011 and 2010.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-       SIGNIFICANT ACCOUNTING POLICIES (Cont.)

j.	Warranty costs:

The Company offers a warranty period for all of its products. Warranty periods range from one to two years depending on the product. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company's warranty liability include the number of units sold, historical rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

A table presenting the reconciliation of the changes in the Company's aggregate product warranty liability was not provided due to the immateriality.

k.	Accounting for stock-based compensation:

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

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-       SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The fair value for options granted in 2011 and 2010 is amortized over their vesting period using a straight-line recognition method and estimated at the date of grant with the following assumptions:

	2011	2010

Weighted Average fair value	1.16	1.50
Dividend yield	0%	0%
Expected volatility	83.2%-85%	90%
Risk-free interest	1.19%-2.56%	1.62%-2.07%
Expected life	6.25 years	6.25 years

The total equity-based compensation expense related to all of the Company's equity-based awards, recognized for the years ended December 31, 2011 and 2010 is comprised as follows:

	Year ended December 31,
	2011	2010

Sales and marketing expenses	11	17
General and administrative	92	65

Total equity-based compensation expense	$103	$82

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-       SIGNIFICANT ACCOUNTING POLICIES (Cont.)

A summary of option activity under the Company's stock option plans as of December 31, 2011 and changes during the year then ended are as follows:

	Year ended December 31, 2011
	Amount of options	Weighted average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding at the beginning of the year	955,000	$1.17	5.98	$472
Granted	170,000	$1.62
Exercised	(238,737)	$0.74
Expired and forfeited	(93,500)	$1.61

Outstanding at the end of the year	792,763	$1.33	6.88	$411

Exercisable options at the end of the year	412,513	$1.17	5.03	$281

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on December 31, 2011 and the exercise price, multiplied by the number of in-the-money-options) that would have been received by the option holders had all option holders exercised their options on December 31, 2011. This amount changes based on the fair market value of the Company's shares. The total intrinsic value of options exercised during the years ended December 31, 2011 was $ 214. The total intrinsic value for the year is based upon the difference of the exercise price of the shares and the average stock price of the Company’s share of $1.64.

As of December 31, 2011, there was $ 310 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's stock option plans. That cost is expected to be recognized over a weighted average period of 3.5 years.

The Company applies ASC 718 and ASC 505-50 (formerly: EITF No. 96-18), “Equity Based Payments to Non-Employees”, with respect to options and warrants issued to non-employees.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

l.	Fair value of financial instruments and marketable securities:

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

m.	Basic and diluted net earnings (loss) per share:

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

The total number of shares related to the outstanding options and warrants excluded from the calculations of diluted net earnings per share because these securities are anti-dilutive, was 403,500 options and 479,500 options for the years ended December 31, 2011 and 2010, respectively.

n.	Concentrations of credit risks:

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

o.	Comprehensive income:

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

p.	Operating lease:

The Company and its subsidiary have operating lease agreements for the lease of their building facilities in the U.S. and UK. The rent in connection with the leases is charged to expense over the lease term. If rental payments are not made on a straight-line basis, rental expenses are nevertheless recognized on a straight-line basis.

q.	Marketable securities:

The Company classifies its investment in Telkoor's shares as available-for-sale securities in accordance with ASC 320 (originally issued as SFAS 115), "Investment in Debt and Equity Securities". Marketable securities classified as “available for sale securities” are carried at fair value, based on quoted market prices. Unrealized gains and losses are reported in a separate component of shareholder’s equity in "accumulated other comprehensive loss" in equity. When evaluating the investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company's intent to sell, or whether it is more likely than not that it will be required to sell, the investment before recovery of the investment's amortized cost basis. Based on the factors considered by the Company, the Company concluded that unrealized losses on its available-for-sale securities were not other-than-temporary. As such, the Company did not recognize any impairment charges on outstanding securities.

The Company recorded $473 as unrealized loss as of December 31, 2011 and recorded the investment at its fair value as on that date. The loss is considered as a temporary loss.

r.	Recently issued accounting pronouncements:

In May 2011, the FASB issued ASU 2011-04 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, codified in ASC 820 "Fair Value Measurement". The guidance requires an entity to provide a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements, and will become effective for the Company beginning January 1, 2012. The Company does not expect the adoption of this new guidance to have a material impact on its financial statements.

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, Topic 220—Presentation of Comprehensive Income (“ASU 2011-05”), which requires an entity to present total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance is effective for fiscal years and interim periods, beginning after December 15, 2011. The Company’s adoption of ASU 2011-05 will not have an impact on its financial statements.

In December 2011, the FASB issued ASU No. 2011-12, Topic 220—Comprehensive Income (“ASU 2011-12”), which indefinitely deferred certain provisions of ASU 2011-05, including the requirement to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This amendment is effective for both annual and interim financial statements beginning after December 15, 2011. The Company’s adoption of ASU 2011-12 will not have an impact on its financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 3:-       INVENTORIES

	December 31,
	2011	2010

Raw materials, parts and supplies	$239	$168
Work in progress	486	526
Finished products	1,607	1,074

	$2,332	$1,768

NOTE 4:-       PROPERTY AND EQUIPMENT, NET

	December 31,
	2011	2010

Cost:

Computers, software and related equipment	$1,324	$1,168
Office furniture and equipment	216	211
Leasehold improvements	641	538

	2,181	1,917

Accumulated depreciation

Computers, software and related equipment	1,067	1,030
Office furniture and equipment	195	186
Leasehold improvements	471	445

	1,733	1,661

Depreciated cost	$448	$256

Depreciation expense was $ 73 and $ 57 for the years ended December 31, 2011 and 2010, respectively.

NOTE 5:-       INTANGIBLE ASSET, NET

On August 25, 2010, the Company and its wholly-owned subsidiary, DPL, entered into an agreement with Telkoor Power Supplies Ltd. ("TPS"), a subsidiary of Telkoor, pursuant to which, (1) TPS sold, assigned and conveyed to DPL all of its rights, title and interest in and to the intellectual property associated with the Compact Peripheral Component Interface 600 W AC/DC power supply series (the “Assets” or “IP”) and (2) DPL granted to TPS an irrevocable license to sell the  Assets  in Israel on an exclusive basis. The IP was purchased in order to decrease lead time and costs of the production process. In consideration for the purchase of the IP, DPL paid TPS an amount of $480. The consideration for the right to sell the Assets in Israel will be paid to the Company as a yearly royalty fee of 15% of TPS's direct production costs of sales.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

TPS will provide the Company training and technical support, if necessary, for a period of 60 months in order to enable the Company to properly and effectively use the IP to manufacture the Assets.  In accordance with the agreement, the consideration for the IP may be reduced over a four-year period in the event that annual sales for each fiscal year between 2011 and 2014 are less than a fixed threshold of units on an annual basis based on an offset value per unit as described in the agreement. If there is a shortfall in sale of units in one annual period and in the subsequent period the Company sells more than the fixed unit threshold, this difference will be offset from any reduced consideration in any annual periods between 2011 and 2014. As of December 31, 2011 no reduction in the IP consideration was assumed.

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

	December 31,
	2011	2010

Cost:	446	479

Accumulated depreciation	96	33

Depreciated cost	$350	$446

Amortization expense was $96 and $ 33 for the years ended December 31, 2011 and December 31, 2010, respectively.

Future amortization expense is as follows:

Year ended December 31,

2012	96
2013	96
2014	96
2015	62

$350

NOTE 6:-       OTHER CURRENT LIABILITIES

	December 31,
	2011	2010

Accrued payroll and payroll taxes	$118	$137
Warranty accrual	90	90
Government authorities	-	9
Accrued expenses and other	321	287

	$529	$523

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

Future rental commitments under non-cancelable leases are as follows:

Year ended December 31,

2012	$271
2013	160
2014	160
2015	160
2016	160
2017 and 2024	1,237

$2,148

Total rent expense for the years ended December 31, 2011 and 2010 was approximately $275 and $ 261, respectively.

NOTE 8:-       SHAREHOLDERS' EQUITY

a.	Preferred shares:

There are authorized Preferred shares in the amount of 500,000 shares of Series A cumulative Redeemable Convertible Preferred shares ("Series A"), and an additional 1,500,000 Preferred shares that have been authorized, but the rights, preferences, privileges and restrictions on these shares have not been determined. DPC's Board of Directors is authorized to create a new series of Preferred shares and determine the number of shares, as well as the rights, preferences, privileges and restrictions granted to or imposed upon any series of Preferred shares. As of December 31, 2011, there were no Preferred shares issued or outstanding.

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

2.
As of December 31, 2011, the Company has authorized according to the Incentive Share Option Plans the grant of options to officers, management, other key employees and others of up to 513,000, 240,000 and 1,519,000 options, respectively for the Company's Common shares. For all three Incentive Share Option Plans, the maximum term of the options is ten years from the date of grant. As of December 31, 2011, an aggregate of 410,145 of the Company's options are still available for future grant.

3.	The options granted generally become fully vested after four years. Any options that are forfeited or cancelled before expiration become available for future grants.

The options outstanding as of December 31, 2011 have been classified by exercise price, as follows:

					Weighted
	Options	Weighted		Options	average
	outstanding	average	Weighted	exercisable	exercise
	as of	remaining	average	as of	price
Exercise	December 31,	contractual	exercise	December 31,	of options
Price	2011	term	price	2011	exercisable
		Years

$ 0.48 - $ 0.71	20,763	5.35	$0.70	18,263	$0.70
$ 0.79 - $ 1.05	205,000	4.27	$0.94	180,000	$0.96
$ 1.10 - $ 1.66	487,000	7.83	$1.45	189,250	$1.33
$ 1.70 - $ 3.03	80,000	8.19	$1.75	25,000	$1.79

	792,763	6.88	$1.33	412,513	$1.17

d.	Warrants and options issued to service providers and consultants:

The Company's outstanding warrants and options to consultants and service providers granted outside of the Incentive Stock Option Plans as of December 31, 2011 are as follows:

Issuance date	Options for Common shares	Exercise price per share	Options exercisable

August 2002	10,000	$0.55	10,000
February 2005	70,000	$1.19	20,000
March 2006	100,000	$1.16	100,000
December 2010	41,500	$1.51	10,375

	221,500		140,375

All options are exercisable for ten years from the date of grant.

In 2010, the Company granted 41,500 options to Telkoor's employees. These options vest over four years. The fair value of these options was estimated using the Black-Scholes option-pricing model with the following assumptions for 2010: risk-free interest rates of 1.7%, dividend yield of 0%, volatility of 82%, and the remaining contractual term of the options of 9 years.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

Compensation expenses of $32 and $3 were recognized for the years ended December 31, 2011 and 2010, respectively, in accordance with the accelerated method.

e.	Employee stock ownership plan:

The Company has an employee stock ownership plan ("ESOP") covering eligible employees. The ESOP provides for the Employee Stock Ownership Trust ("ESOT") to distribute the Company's Common shares as retirement benefits to the participants. The Company has not distributed shares since 1998. As of December 31, 2011, the outstanding Common shares held by the ESOT amount to 167,504 shares.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax asset and liabilities are as follows:

	December 31,
	2011	2010

Net operating loss carryforward	$1,184	$1,478

Reserves and allowances	436	391
Credit carryforward	106	107
Depreciation and amortization	56	94

Net deferred tax asset before valuation allowance	1,782	2,070
Valuation allowance	(1,782)	(2,070)

Net deferred tax asset	$-	$-

As of December 31, 2011 and 2010, the Company and its subsidiary provided a valuation allowance of $ 1,782 and $ 2,070, respectively, in respect of deferred tax assets resulting from short-term temporary differences and depreciation charged in advance of a capital allowance taken, as well as from carryforward losses.

Management currently believes that since the Company and its subsidiary have a history of losses, it is more likely than not that the deferred tax assets regarding the remainder of the tax loss carryforward and other temporary differences will not be realized in the foreseeable future.

b.	Net operating tax losses carryforward:

As of December 31, 2011, the Company had approximately $ 2,698 in federal net operating loss carryforward for income tax purposes, which can be carried forward and offset against taxable income for 20 years and expire between 2020 and 2030.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 9:-       TAXES ON INCOME (Cont.)

Utilization of U.S. net operating losses may be subject to substantial annual limitation, due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization. The Company believes that, as a result of having undergone an "Ownership Change" in 2002 within the meaning of section 382 of the Internal Revenue Code, its ability to use its net operating loss carryforward and other tax attributes to offset future U.S. taxable income, and thereby reduce its tax liability, is limited.

As of December 31, 2011, DPL had accumulated losses for income tax purposes in the amount of approximately $657. These net operating losses may be carried forward and offset against taxable income in the future for an indefinite period.

c.	Income before income taxes consists of the following:

	Year ended December 31,
	2011	2010

Domestic (U.S.)	$674	$170
Foreign (UK)	491	319

	$1,165	$489

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

There is no provision in respect of unrecognized tax benefits for the years ended December 31, 2011 and 2010.

d.
A reconciliation between the theoretical tax expense, assuming all income is taxed at the statutory tax rate applicable to income of the Company and the actual tax expense as reported in the statements of operations is as follows:

	Year ended December 31,
	2011	2010

Income (loss) before income taxes	$1,165	$489

Theoretical tax at U.S. statutory tax rate (34%)	$396	$166
Taxes in respect of prior years	(52)	149
State taxes, net of federal benefit	29	-
Tax adjustment in respect of foreign subsidiary	(117)	(50)
Nondeductible expenses	47	47
Operating carryforward losses and temporary differences for which valuation allowance was (utilized) provided	(262)	(310)

Tax expenses	$41	$2

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 10:-       NET EARNINGS PER SHARE

The following table sets forth the computation of the basic and diluted net earnings (loss) per share:

a.	Numerator:

	Year ended December 31,
	2011	2010

Net income (loss) available to Common shareholders	$1,124	$487

b.	Denominator:

Denominator for basic net earnings (loss) per Common share	6,747,931	6,668,291
Effect of dilutive securities:
Stock options	151,093	143,626

Denominator for diluted net earnings (loss) per Common share	6,899,024	6,811,917

NOTE 11:-       AVAILABLE FOR SALE SECURITIES

On June 16, 2011 the Company has acquired 1,136,666 shares of Telkoor, a major shareholder of the Company and an Israeli company listed in the Tel Aviv stock exchange, which represents 8.8% of the outstanding shares of Telkoor. As a result of this transaction, an existing manufacturing agreement between Digital Power and Telkoor will be updated and extended. The investment is accounted for as available-for-sale security. The fair value of the investment as of December 31, 2011 was $483. The Company has evaluated the near-term prospects of the investment in relation to the severity and duration of the impairment and based on that evaluation has the ability and intent to hold these investments until a recovery of fair value.

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

Investment In Telkoor	$483	$473	$-	$-	$483	$473

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 12:-       RELATED PARTY TRANSACTIONS

The results of operations from transactions with Telkoor, a major shareholder, were as follows:

	Year ended December 31,
	2011	2010

Purchases of products from Telkoor	$2,596	$3,877

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

The following data presents the revenues, expenditures and other operating data of the Company's geographic operating segments:

	Year ended December 31, 2011
	DPC	DPL	Eliminations	Total

Revenues	$6,577	$4,654	$-	$11,231
Intersegment revenues	384	15	(399)	-

Total revenues	$6,961	$4,669	$(399)	$11,231

Depreciation & amortization expense	$30	$141	$-	$171

Operating income	$679	$478	$-	$1,157

Other income, net				8

Tax expense				41

Net income				$1,124

Expenditures for segment assets as of December 31, 2011	$107	$163	$-	$270

Identifiable assets as of December 31, 2011	$4,143	$3,206	$-	$7,349

	Year ended December 31, 2010
	DPC	DPL	Eliminations	Total

Revenues	$5,792	$4,604	$-	$10,396
Intersegment revenues	65	136	(201)	-

Total revenues	$5,857	$4,740	$(201)	$10,396

Depreciation and amortization expense	$21	$69	$-	$90

Operating income	$174	$321		$495

Financial expenses, net				6

Tax expense				2

Net income				$487

Expenditures for segment assets as of December 31, 2010	$56	$510	$-	$566

Identifiable assets as of December 31, 2010	$3,282	$3,897	$-	$7,179

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 13:-       SEGMENTS CUSTOMERS AND GEOGRAPHICAL INFORMATION (Cont.)

b.	Major customers' data as a percentage of total revenues: There was no customer who accounted for more than 10% of the net revenues of the Company in 2011 and 2010.

c.	Total revenues from external customers divided on the basis of the Company's product lines are as follows:

	Year ended December 31,
	2011	2010
Revenues:
Commercial products	$8,638	$7,655
Defense products	2,593	2,741

	$11,231	$10,396
RDGXBRLParseEnd
- - - - - - - -

SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 29, 2012

DIGITAL POWER CORPORATION

By:	/s/ Amos Kohn
Amos Kohn
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the  registrant and in the capacities and on the dates indicated.

Dated: March 29, 2012	/s/ Ben-Zion Diamant
Ben-Zion Diamant, Chairman of the Board

Dated: March 29, 2012	/s/ Amos Kohn
Amos Kohn,
President, Chief Executive Officer, Chief Financial Officer and Director

Dated: March 29, 2012	/s/ Haim Yatim
Haim Yatim, Director

Dated: March 29, 2012	/s/ Yehezkel Manea
Yehezkel Manea, Director

Dated: March 29, 2012	/s/ Robert O. Smith
Robert O. Smith, Director