Form 10-Q
period 2012-03-31
DIGITAL POWER CORP
filed 2012-05-15
CIK 896493

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012

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

At May 4, 2012, the registrant had outstanding 6,849,654 shares of common stock.

DIGITAL POWER CORPORATION

DIGITAL POWER CORPORATION AND SUBSIDIARY

  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

  AS OF MARCH 31, 2012

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
for the three-month period ended March 31, 2012

 We have reviewed the accompanying consolidated balance sheet of Digital Power Corporation ("the Company") and its subsidiary as of March 31, 2012, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2012 and 2011, and the statement of changes in shareholders' equity for the three-month period ended March 31, 2012. These financial statements are the responsibility of the Company's management.

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

Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER
May 9, 2012	A Member of Ernst & Young Global

DIGITAL POWER CORPORATION AND IT'S SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

	March 31,	December 31,
	2012	2011
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,065	$1,777
Trade receivables (net of allowance for doubtful accounts of $ 146 and $ 148 as of March 31, 2012 and December 31, 2011, respectively)	1,518	1,845
Prepaid expenses and other accounts receivable	135	108
Inventories (Note 3)	2,005	2,332

Total current assets	5,723	6,062

PROPERTY AND EQUIPMENT, NET	454	448

INTANGIBLE ASSET, NET	338	350

AVAILABLE FOR SALE MARKETABLE SECURITIES	536	483

LONG-TERM DEPOSITS	6	6

Total assets	$7,057	$7,349

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION AND IT'S SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

	March 31,	December 31,
	2012	2011
	Unaudited

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$547	$1,032
Trade payables - related parties	304	369
Advances from customers and deferred revenue	296	286
Other current liabilities	556	529

Total current liabilities	1,703	2,216

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY:
Share capital -
Series A Redeemable Convertible Preferred shares, no par value - 500,000 shares authorized; 0 shares issued and outstanding at March 31, 2012 and December 31, 2011	-	-
Preferred shares, no par value - 1,500,000 shares authorized; 0 shares issued and outstanding at March 31, 2012 and December 31, 2011	-	-
Common shares, no par value - 30,000,000 shares authorized; 6,849,654 shares issued and outstanding as of March 31, 2012 and December 31, 2011	-	-
Additional paid-in capital	14,385	14,358
Accumulated deficit	(8,247)	(8,321)
Accumulated other comprehensive loss	(784)	(904)

Total shareholders' equity	5,354	5,133

Total liabilities and shareholders' equity	$7,057	$7,349

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION AND IT'S SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands, except per share data

	Three months ended March 31,
	2012	2011
	Unaudited

Revenues	$2,240	$2,978
Cost of revenues	1,313	1,872

Gross profit	927	1,106

Operating expenses:
Engineering and product development	162	186
Selling and marketing	238	275
General and administrative	411	449

Total operating expenses	811	910

Operating income	116	196
Financial expenses, net	(29)	(25)

Income before income taxes	87	171

Income taxes	12	1
Net income	$75	$170

Basic net earnings per share	$0.011	$0.025

Diluted net earnings per share	$0.011	$0.024

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION AND IT'S SUBSIDIARY

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

U.S. dollars in thousands, except share data

				Other
	Common	Additional		accumulated	Total	Total
	shares	paid-in	Accumulated	comprehensive	comprehensive	shareholders'
	Number	capital	deficit	loss	income	equity

Balance as of January 1, 2012	6,849,654	$14,358	$(8,321)	$(904)		$5,133

Stock compensation related to options granted to Telkoor's employees	-	(4)	-	-		(4)
Stock compensation related to options granted to employees	-	31	-	-		31
Comprehensive income:
Net income	-	-	75	-	$75	75
Change in available for sale marketable securities				37	37	37
Foreign currency translation adjustments	-	-	-	82	82	82

Total comprehensive income					$194

Balance as of March 31, 2011 (unaudited)	6,698,968	$14,385	$(8,246)	$(325)		$5,354

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION AND IT'S SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Three months ended March 31,
	2012	2011
	Unaudited
Cash flows from operating activities:

Net income	$75	$170
Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	25	15
Amortization of intangible asset	24	24
Stock compensation related to options granted to employees	31	32
Stock compensation related to options granted to Telkoor's employees and other non-employee consultant	(4)	7
Decrease in trade receivables, net	338	370
Decrease (increase) in prepaid expenses and other accounts receivable	(25)	40
Decrease in inventories	371	(34)
Increase (decrease) in accounts payable and related parties- trade payables	(559)	(175)
Increase (decrease) in deferred revenues and other current liabilities	19	(12)

Net cash provided by (used in) operating activities	295	437

Cash flows from investing activities:

Purchase of property and equipment	(20)	(11)

Net cash used in investing activities	(20)	(11)

Cash flows from financing activities:

Proceeds from exercise of options	-	-

Net cash provided by financing activities	-	-

Effect of exchange rate changes on cash and cash equivalents	13	48

Increase (decrease) in cash and cash equivalents	288	474
Cash and cash equivalents at the beginning of the period	1,777	2,115

Cash and cash equivalents at the end of the period	$2,065	$2,589

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

NOTE 2:-           SIGNIFICANT ACCOUNTING POLICIES

a.
The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2011 are applied consistently in these financial statements . In addition, the following accounting policy is applied:

The accompanying unaudited consolidated financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of the financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2012.

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

NOTE 3:-           INVENTORIES

	March 31,	December 31,
	2012	2011
	Unaudited

Raw materials, parts and supplies	$25	$239
Work in progress	505	486
Finished products	1,475	1,607

	$2,005	$2,332

NOTE 4:-           ACCOUNTING FOR STOCK-BASED COMPENSATION

a.	Stock option plans:

1.	Under the Company's stock option plans, options may be granted to employees, officers, consultants, service providers and directors of the Company or its subsidiary.

2.
As of March 31, 2012, the Company has authorized, by three Incentive Share Option Plans, the grant of options to officers, management, other key employees and others of up to 513,000, 240,000 and 1,519,000, respectively, of the Company's common stock. As of March 31, 2012, options to purchase up to an aggregate of 410,145 shares of the Company's common stock are still available for future grant.

3.
The options granted generally become fully exercisable after four years and expire no later than 10 years from the date of the option grant. Any options that are forfeited or cancelled before expiration become available for future grants.

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 4:-          ACCOUNTING FOR STOCK-BASED COMPENSATION (Cont.)

A summary of the Company's employee share option activity (except options to consultants and service providers) and related information is as follows:

	Three months ended March 31, 2012
	Amount of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value *)
Outstanding at the beginning of the period	792,763	$1.33	5.98	$472
Granted	-	-
Outstanding at the end of the period	792,763	$1.33	5.98	$468

Exercisable options at the end of the period	420,013	$1.18	3. 74	$158

*)	Calculation of aggregate intrinsic value is based on the share price of the Company's common stock as of March 31, 2012 ($ 1.53 per share).

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

No options were granted during the first three months of 2012.

As of March 31, 2012, there was $ 367 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a period of the next forty-seven months.

b.	Employee Stock Ownership Plan:

The Company has an Employee Stock Ownership Plan ("ESOP") covering eligible employees. The ESOP provides for the Employee Stock Ownership Trust ("ESOT") to distribute shares of the Company's common stock as retirement benefits to the participants. The Company has not distributed shares since 1998. As of March 31, 2012, the ESOT held 167,504 shares of Common stock.

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 5:-       NET EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of the basic and diluted net earnings (loss) per share:

1.	Numerator:

	Three months ended March 31,
	2012	2011
	Unaudited

Net income (loss) available to Common shareholders	$75	$170

2.	Denominator:

Denominator for basic net earnings per share of weighted average number of Common shares	6,849,654	6,698,968
Effect of dilutive securities:
Employee stock options	206,022	282,425

Denominator for diluted net earnings (loss) per Common share	7,055,656	6,981,393

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

	Three months ended March 31, 2012 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$1,411	$829	$-	$2,240
Intersegment revenues	128	2	(130)	-

Total revenues	$1,539	$831	$(130)	$2,240

Depreciation and amortization expense	$12	$37	$-	$49

Operating income	$112	$4	$-	$116

Other expense, net				29

Tax expense				12

Net income	$108	$(33)	$-	$75

Expenditures for segment assets, net as of March 31, 2012	$14	$6	$-	$20

Identifiable assets as of March 31, 2012	$-	$338	$-	$338

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2012, COMPARED TO THREE MONTHS ENDED MARCH 31, 2011

Revenues

Our revenues decreased by 25 % to $2,240,000 for the three months ended March 31, 2012, from $2,978,000 for the three months ended March 31, 2011. The decrease in revenues was mainly due to lower sales of our military and commercial products. Revenues from sales of our commercial products during this period decreased by 10% to $1,868,000 for the three months ended March 31, 2012, from $2,079,000 for the three months ended March 31, 2011. Revenues from sales of our military products decreased by 59% to $372,000 for the three months ended March 31, 2012, from $899,000 for the three months ended March 31, 2011. The decrease in our revenue from our military products was mainly due to decreased government spending on defense.

Revenues from our U.S. operations decreased by 12% to $1,411,000 for the three months ended March 31, 2012, from $1, 605,000 for the three months ended March 31, 2011. Revenues from our European operations of DPL decreased by 40% to $829,000 for the three months ended March 31, 2012, from $1,373,000 for the three months ended March 31, 2011. The decrease in the revenues was primarily due to decrease in the revenues from sales to the defense customers.

Gross Margins

Gross margins increased to  41.4% for the three months ended March 31, 2012, compared to 37.1% for the three months ended March 31, 2011. The increase in gross margins was mainly attributable to the delivery of some of our custom design products which carried higher gross margins.

Engineering and Product Development

Engineering and product development expenses were $162,000 or 7.2% of revenues, for the three months ended March 31, 2012, compared to $186,000 or 6.2% of revenues, for the three months ended March 31, 2011. The decrease in the total spending was attributable mainly to a decrease in new product introduction activities.

Selling and Marketing

Selling and marketing expenses were $238,000, or 10.6% of revenues, for the three months ended March 31, 2012, compared to $275,000 or 9.2% of revenues, for the three months ended March 31, 2011.  The decrease in selling and marketing expenses was primarily due to lower expenses in selling and marketing headcount.

General and Administrative

General and administrative expenses were $411,000, or 18.3% of revenues, for the three months ended March 31, 2012, compared to $449,000, or 15.1% of revenues, for the three months ended March 31, 2011. The decrease in general and administrative expenses was due to a decrease in general expenses.

Financial Income (Expense)

Financial expense was $29,000 for the three months ended March 31, 2012, compared to financial income of $25,000 for the three months ended March 31, 2011. The change in financial results was due to foreign currency fluctuations during the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2012, we had cash and cash equivalents of $2,065,000. This compares with cash and cash equivalents of $1,777,000 at December 31, 2011. The increase in cash and cash equivalents was due mainly to net profit during the first quarter and to a decrease in trade receivables and inventories partially offset by an increase in accounts payable and related parties-trade payables.

 Net cash provided by operating activities totaled $437,000 for the three months ended March 31, 2012, compared to net cash used in operating activities of $247,000 for the three months ended March 31, 2011. The net cash provided from operating activities was mainly due to the net income for the three months ended March 31, 2012, and to a decrease in trade receivable offset by a decrease in accounts payable and related parties-trade payables.

 Net cash used in investing activities was $20,000 for the three months ended March 31, 2012, compared to net cash used in investing activities of $11,000 for the three months ended March 31, 2011. The net usage of cash from investing activities was due to a decrease in the purchase of property and equipment.

 Net cash provided by financing activities was $0 for the three months ended March 31, 2012, compared to net cash provided by financing activities of $11,000 for the three months ended March 31, 2011. The net cash provided by financing activity was due to a decrease in employees’ options exercise.

We believe we have adequate resources at this time to continue our operational and promotional efforts to increase sales and support our current operation.  However, if we do not increase our sales, we may have to raise money through debt or equity, which may dilute shareholders’ equity.

 CRITICAL ACCOUNTING POLICIES

In our Annual Report on Form 10-K for the year ended December 31, 2011, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements.  The basis for developing the estimates and assumptions within our critical accounting policies is based on historical information and known current trends and factors.  The estimates and assumptions are evaluated on an ongoing basis and actual results have been within our expectations.  We have not changed these policies from those previously disclosed in our Annual Report.

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

PART II — OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

See our disclosures under “Legal Proceedings” in our Annual Report on Form 10-K, filed March 30, 2012. There have been no material developments in those proceedings since that filing.

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

Although we experienced an operating income and a net income during the three months ended March 31, 2012, we have historically experienced net losses and we may experience net losses in the future.

For the three months ended March 31, 2012, we had a net income of $75,000.  Although we have actively taken steps to increase our revenue and reduce manufacturing and operating costs, we may incur operating and net losses in the future unless we continue to increase revenues by selling current and custom design products, and continue seeking manufacturing cost reductions through offshore strategic agreements with contract manufacturers.

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

Our success depends on our ability to attract, retain and motivate our key management personnel, including, but not limited to, our CEO and CFO, sales force, and key engineers, necessary to implement our business plan and to grow our business. Despite the adverse economic conditions at this time, and those occurring over the past several years, competition for certain specific technical and management skill sets is intense. If we are unable to identify and hire the personnel that we need to succeed, or if one or more of our present key employees were to cease to be associated with us or is absent for an extended duration, our future results could be adversely affected.  Our CFO, Assaf (Assi) Itshayek, has resigned from the Company, effective March 31, 2012. Our CEO, Amos Kohn, will serve as CFO on an interim basis until the Company names a new CFO.  Mr. Kohn will continue to serve in his role as our CEO.

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

Sales to customers outside of North America accounted for 56.9% of net revenues in the three months ended March 31, 2012 and for 57.6% of net revenues in the year ended December 31, 2011, and we expect that international sales will continue to represent a material portion of our total revenues. International sales are subject to the risks of international business operations as described above, as well as generally longer payment cycles, greater difficulty collecting accounts receivable, and currency restrictions.  In addition, DPL, our wholly-owned foreign subsidiary in the United Kingdom, supports our European and other international customers, distributors, and sales representatives, and therefore is also subject to local regulation.  International sales are also subject to the export laws and regulations of the United States and other countries.

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

Our common stock price is volatile .

Our common stock is listed on the NYSE Amex and is thinly traded.  In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects.  The exercise of outstanding options and warrants may adversely affect our stock price and a shareholder’s percentage of ownership.  As of March 31, 2012, we had outstanding options to purchase an aggregate of 985,000 shares of common stock, with a weighted average exercise price of $1.19 per share, exercisable at prices ranging from $0.48 to $3.03 per share.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          RESERVED

ITEM 5.          OTHER INFORMATION

On May 12, 2012, the Company issued a press release announcing its financial results for the third first quarter ended March 31, 2012.  A copy of the press release is furnished as Exhibit 99.1 hereto.

ITEM 6.          EXHIBITS

Exhibits

3.1	Amended and Restated Articles of Incorporation of Digital Power Corporation (1)

3.2	Amendment to Articles of Incorporation (1)

3.3	Bylaws of Digital Power Corporation (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release, dated May 12, 2012, issued by Digital Power Corporation

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

(1)	Previously filed with the Commission on October 16, 1996 as an exhibit to the Company’s Registration Statement on Form SB-2.

**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 13, 2012

Digital Power Corporation

By:	/s/ Amos Kohn
Amos Kohn
President & Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)