Form 10-Q/A
period 2012-03-31
DIGITAL POWER CORP
filed 2012-05-25
CIK 896493

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
 (Amendment No.1)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition p eriod from ________ to ________ .

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

DIGITAL POWER CORPORATION

EXPLANATORY NOTE

Digital Power Corporation (“Company”) is filing this Amendment No. 1 (this "Amendment") to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (the "Original Form 10-Q"), filed with the Securities and Exchange Commission on May 15, 2012. This amendment deletes the inadvertent inclusion of report of review by the independent accountants; insertion of the statements of comprehensive income and corrects certain typographical errors on the Balance Sheet, Statement of changes in shareholders’ equity, Note 3 – Inventories and Note 4 – Accounting for stock based compensation in Part I, Item 1 "Financial Statements".

Pursuant to Rule 12-b-15 under the Securities Exchange Act of 1934, as amended this Amendment contains the complete text of the Items where revised disclosure is presented.

This Amendment should be  read  in  conjunction with the Original Form 10-Q,  Except as specifically noted above, this Amendment does not modify or update disclosures in the Original Form 10-Q.  Accordingly, this Amendment does not reflect events occurring after the filing of the Original Form 10-Q or modify or update any related or other disclosures.

PART I – FINANCIAL INFORMAION
ITEM 1. FINANCIAL STATEMENTS

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

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND IT'S SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	March 31,	December 31,
	2012	2011
	Unaudited

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$547	$1,032
Trade payables - related parties	304	369
Advances from customers and deferred revenue	296	286
Other current liabilities	556	529

Total current liabilities	1,703	2,216

SHAREHOLDERS' EQUITY:
Share capital -
Series A Redeemable Convertible Preferred shares, no par value - 500,000 shares authorized; 0 shares issued and outstanding at March 31, 2012 and December 31, 2011	-	-
Preferred shares, no par value - 1,500,000 shares authorized; 0 shares issued and outstanding at March 31, 2012 and December 31, 2011	-	-
Common shares, no par value - 30,000,000 shares authorized; 6,849,654 shares issued and outstanding as of March 31, 2012 and December 31, 2011	-	-
Additional paid-in capital	14,385	14,358
Accumulated deficit	(8,246)	(8,321)
Accumulated other comprehensive loss	(785)	(904)

Total shareholders' equity	5,354	5,133

Total liabilities and shareholders' equity	$7,057	$7,349

The accompanying notes are an integral part of the interim consolidated financial statements.

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

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND IT'S SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

U.S. dollars in thousands

	Three months ended March 31,
	2012	2011
	Unaudited

Net Income	$75	$170
Other comprehensive income, net of tax:
Change in net unrealized gain on available-for-sale marketable securities	37	-
Change in net foreign currency translation adjustment	82	88
Other comprehensive income	119	88
Total comprehensive income:	$194	258

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND IT'S SUBSIDIARY

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

U.S. dollars in thousands, except share data

				Other
	Common	Additional		accumulated	Total	Total
	shares	paid-in	Accumulated	comprehensive	comprehensive	shareholders'
	Number	capital	deficit	loss	income	equity

Balance as of January 1, 2012	6,849,654	$14,358	$(8,321)	$(904)		$5,133

Stock compensation related to options granted to Telkoor's employees	-	(4)	-	-		(4)
Stock compensation related to options granted to employees	-	31	-	-		31
Comprehensive income:
Net income	-	-	75	-	$75	75
Change in available for sale marketable securities				37	37	37
Foreign currency translation adjustments	-	-	-	82	82	82

Total comprehensive income					$194

Balance as of March 31, 2012 (unaudited)	6,698,968	$14,385	$(8,246)	$(785)		$5,354

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND IT'S SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Three months ended March 31,
	2012	2011
	Unaudited
Cash flows from operating activities:

Net income	$75	$170
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation	25	15
Amortization of intangible asset	24	24
Stock compensation related to options granted to employees	31	32
Stock compensation related to options granted to Telkoor's employees and other non-employee consultant	(4)	7
Decrease in trade receivables, net	338	370
(Increase) decrease in prepaid expenses and other accounts receivable	(25)	40
Decrease (increase) in inventories	371	(34)
Decrease in accounts payable and related parties- trade payables	(559)	(175)
Increase (decrease) in deferred revenues and other current liabilities	19	(12)

Net cash provided by operating activities	295	437

Cash flows from investing activities:

Purchase of property and equipment	(20)	(11)

Net cash used in investing activities	(20)	(11)

Cash flows from financing activities:	-	-

Effect of exchange rate changes on cash and cash equivalents	13	48

Increase in cash and cash equivalents	288	474
Cash and cash equivalents at the beginning of the period	1,777	2,115

Cash and cash equivalents at the end of the period	$2,065	$2,589

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3:-            INVENTORIES

	March 31,	December 31,
	2012	2011
	Unaudited

Raw materials, parts and supplies	$447	$239
Work in progress	505	486
Finished products	1,053	1,607

	$2,005	$2,332

NOTE 4:-           ACCOUNTING FOR STOCK-BASED COMPENSATION

a.	Stock option plans:

1.	Under the Company's stock option plans, options may be granted to employees, officers, consultants, service providers and directors of the Company or its subsidiary.

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

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 4:-           ACCOUNTING FOR STOCK-BASED COMPENSATION (Cont.)

a.	Stock option plans (Cont.):

A summary of the Company's employee share option activity (except options to consultants and service providers) and related information is as follows:

	Three months ended March 31, 2012
	Amount of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value *)
Outstanding at the beginning of the period	792,763	$1.33	6.88	$411
Outstanding at the end of the period	792,763	$1.33	6.63	$468

Exercisable options at the end of the period	420,013	$1.18	4.85	$158

*)	Calculation of aggregate intrinsic value is based on the share price of the Company's common stock as of March 31, 2012 ($ 1.53 per share).

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

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 5:-        NET EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of the basic and diluted net earnings per share:

1.	Numerator:

	Three months ended March 31,
	2012	2011
	Unaudited

Net income available to Common shareholders	$75	$170

2.	Denominator:

Denominator for basic net earnings per share of weighted average number of Common shares	6,849,654	6,698,968
Effect of dilutive securities:
Employee stock options	206,022	282,425

Denominator for diluted net earnings per Common share	7,055,656	6,981,393

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

Financial Expenses, net

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

 Net cash provided by operating activities totaled $295,000 for the three months ended March 31, 2012, compared to net cash used in operating activities of $437,000 for the three months ended March 31, 2011. The net cash provided from operating activities was mainly due to the net income for the three months ended March 31, 2012, and to a decrease in trade receivable offset by a decrease in accounts payable and related parties-trade payables.

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

ITEM 6.           EXHIBITS

Exhibits

3.1	Amended and Restated Articles of Incorporation of Digital Power Corporation (1)

3.2	Amendment to Articles of Incorporation (1)

3.3	Bylaws of Digital Power Corporation (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release, dated May 12, 2012, issued by Digital Power Corporation

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

(1)	Previously filed with the Commission on October 16, 1996 as an exhibit to the Company’s Registration Statement on Form SB-2.

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

Dated:  May 25, 2012

Digital Power Corporation

By:	/s/ Amos Kohn
Amos Kohn
President & Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)