Form 10-Q
period 2012-06-30
DIGITAL POWER CORP
filed 2012-08-14
CIK 896493

 U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2012

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________ .

Commission file number 1-12711

DIGITAL POWER CORPORATION
( Exact name of registrant as specified in its charter )

California	94-1721931
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
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

At August 14, 2012, the registrant had outstanding 6,863,150 shares of common stock.

DIGITAL POWER CORPORATION

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIGITAL POWER CORPORATION AND ITS SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share data
	June 30,	December 31,
	2012	2011
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1, 922	$1,777
Trade receivables (net of allowance for doubtful accounts of $ 146 and $ 148 at June 30, 2012 and December 31, 2011, respectively)	2,326	1,845
Prepaid expenses and other receivables	146	108
Inventories (Note 3)	1,886	2,332
Total current assets	6,280	6,062

PROPERTY AND EQUIPMENT, NET	472	448
INTANGIBLE ASSET, NET	306	350
AVAILABLE FOR SALE SECURITIES OF TELKOOR	607	483
LONG-TERM DEPOSITS	6	6

Total assets	$7,671	$7,349

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$942	$1,032
Related parties - trade payables	363	369
Advances from customers and deferred revenues	16	286
Other current liabilities	472	529
Total current liabilities	1,793	2,216

SHAREHOLDERS' EQUITY:
Share capital -
Series A Redeemable, Convertible Preferred shares, no par value - 500,000 shares authorized at June 30, 2012 and December 31, 2011; No shares are issued and outstanding.	-	-
Preferred shares, no par value - 1,500,000 shares authorized at June 30, 2012 and December 31, 2011; No shares are issued and outstanding.	-	-
Common shares, no par value - 30,000,000 shares authorized at June 30, 2012 and December 31, 2011; 6,863,150 shares and 6,849,654 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	-	-
Additional paid-in capital	14,410	14,358
Accumulated deficit	(7,768)	(8,321)
Accumulated other comprehensive loss	(764)	(904)
Total shareholders' equity	5,878	5,133
Total liabilities and shareholders' equity	$7,671	$7,349

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands, except per share data

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
	Unaudited

Revenues	$5,182	$6,150	$2,942	$3,172
Cost of revenues	2,979	3,751	1,666	1,879

Gross profit	2,203	2,399	1,276	1,293

Operating expenses:
Engineering and product development	322	388	160	202
Selling and marketing	490	514	252	239
General and administrative	804	882	393	433

Total operating expenses	1,616	1,784	805	874

Operating income	587	615	471	419
Financial income (expense), net	(22)	(27)	7	(2)

Income before income taxes	565	588	478	417

Income taxes	12	10	-	9

Net income	$553	$578	$478	$408

Basic net income per share	$0.081	$0.086	$0.070	$0.061

Diluted net income per share	$0.079	$0.083	$0.069	$0.058

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

U.S. dollars in thousands
	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
	Unaudited

Net Income	$553	$578	$478	$408
Other Comprehensive income, net of tax:
Change in net unrealized gain on available-for-sale marketable securities	130	(181)	93	(181)
Change in net foreign currency translation adjustment	10	84	(72)	(4)
Other comprehensive income	140	(97)	21	(185)
Total comprehensive income:	693	481	499	223

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

U.S. dollars in thousands, except share data

				Other
	Common	Additional		accumulated	Total	Total
	shares	paid-in	Accumulated	comprehensive	comprehensive	shareholders'
	Number	capital	deficit	loss	Income	equity

Balance as of January 1, 2012	6,849,654	$14,358	$(8,321)	$(904)	-	$5,133

Stock based compensation related to options granted to Telkoor's employees and other non- employee consultants	-	(9)	-	-	-	(9)
Stock based compensation related to options granted to employees	-	61	-	-	-	61
Exercise of options granted to employees	13,496		-	-	-	-
Comprehensive income:
Net Income	-	-	553	-	553	553
Unrealized loss from available-for-sale securities	-	-	-	130	130	130
Foreign currency translation adjustments	-	-	-	10	10	10

Total comprehensive income					$693
Balance as of June 30, 2012 (unaudited)	6,863,150	$14,410	$(7,768)	$(764)		$5,878

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Six months ended June 30,
	2012	2011
	Unaudited
Cash flows from operating activities :

Net income	$553	$578
Adjustments required to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	50	31
Amortization of intangible asset	49	50
Stock based compensation related to options granted to employees	61	68
Stock based compensation related to options granted to Telkoor's employees	(9)	14
Decrease (increase) in trade receivables, net	(484)	345
(Increase) decrease in prepaid expenses and other accounts receivable	(37)	28
Decrease in inventories	462	49
Decrease in accounts payable and related parties- trade payables	(100)	(247)
Decrease in deferred revenues and other current liabilities	(335)	(579)

Net cash provided by operating activities	210	337

Cash flows from investing activities :

Purchase of available for sale securities of Telkoor	-	(1,007)
Purchase of property and equipment	(71)	(27)

Net cash used in investing activities	(71)	(1,034)

Cash flows from financing activities :

Exercise of employees stock options	-	26

Net cash provided by financing activities	-	26

Effect of exchange rate changes on cash and cash equivalents	6	47

Increase/ (decrease) in cash and cash equivalents	145	(624)
Cash and cash equivalents at the beginning of the period	1,777	2,115

Cash and cash equivalents at the end of the period	$1,922	$1,491

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

b.
The Company depends on Telkoor Telecom Ltd. ("Telkoor"), a major shareholder of the Company and one of DPC's third party subcontractors, for design and manufacturing capabilities of some of the products which the Company sells. The Company also relies on third party contract manufacturer’s (CMs) to manufacture its products. If Telkoor and these manufacturers are unable or unwilling to continue manufacturing the Company's products in required volumes on a timely basis, that could lead to loss of sales, and adversely affect the Company's operating results and cash position. The Company also depends on Telkoor's intellectual property and its willingness and ability to transfer production to third party manufacturers allowing the Company to use these production rights. Failure to obtain new products in a timely manner or delay in delivery of product to customers would have an adverse effect on the Company's ability to meet its customers' expectations.

NOTE 2:-              SIGNIFICANT ACCOUNTING POLICIES

a.
The accompanying unaudited consolidated financial statements as of June 30, 2012 and for the six months ended June 30, 2012 and 2011 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of the financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2012.

The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2011 are applied consistently in these financial statements. In addition, the following accounting policy is applied:

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

c.
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

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 3:-              INVENTORIES

	June 30,	December 31,
	2012	2011
	Unaudited

Raw materials, parts and supplies	$324	$239
Work in progress	334	486
Finished products	1,228	1,607

	$1,886	$2,332

NOTE 4:-              ACCOUNTING FOR STOCK-BASED COMPENSATION

a.	Stock option plans:

1.	Under the Company's stock option plans, options may be granted to employees, officers, consultants, service providers and directors of the Company or its subsidiary.

2.
As of June 30, 2012, the Company has authorized, by way of three Incentive Share Option Plans, the grant of options to officers, management, other key employees and others of up to 513,000, 240,000 and 1,519,000 shares, respectively, of the Company's common stock. As of June 30, 2012, options to purchase up to an aggregate of 410,145 shares of the Company's common stock are still available for future grant.

3.
The options granted generally become fully exercisable after four years and expire no later than 10 years from the date of the option grant. Any options that are forfeited or cancelled before expiration become available for future grants.

	Six months ended June 30, 2012
	Amount of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (*)
Outstanding at the beginning of the period	792,763	$1.33	6.88	$411

Outstanding at the end of the period	792,763	$1.33	6.38	$67

Exercisable options at the end of the period	476,013	$1.21	4.97	$56

(*)	Calculation of aggregate intrinsic value is based on the share price of the Company's common stock as of June 30, 2012 ($ 1.20 per share).

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

No options were granted during the first six month of 2012. The fair value for options granted in the three months ended June 30, 2011 is amortized over their vesting period using a straight-line recognition method and estimated at the date of grant with the following assumptions:

Three months ended June 30, 2011
Unaudited

Dividend yield	0%
Expected volatility	84%
Risk-free interest rate	2.23%
Expected forfeiture	5%
Expected life (years)	6.25

The total employee's equity-based compensation expense related to all of the Company's equity-based awards, recognized for the six months and three months ended June 30, 2012 is comprised as follows:

	Six months ended		Three months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	Unaudited	Unaudited	Unaudited	Unaudited

Sales and marketing expenses	3	8	1	4
General and administrative	58	60	30	28
Total employees equity-based compensation expense	61	68	31	32

The weighted-average grant-date fair value of options granted during the first six months of 2011 was $1.19.  As of June 30, 2012, there was $ 337 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a period of the next 40 months.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 4:-          ACCOUNTING FOR STOCK-BASED COMPENSATION (Cont.)

b.         Employee Stock Ownership Plan:

The Company has an Employee Stock Ownership Plan ("ESOP") covering eligible employees. The ESOP provides for the Employee Stock Ownership Trust ("ESOT") to distribute shares of the Company's Common shares as retirement benefits to the participants. The Company has not distributed shares since 1998. As of June 30, 2012, the ESOT held 167,504 shares of common stock.

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

NOTE 6:-          NET INCOME PER SHARE

The following table sets forth the computation of the basic and diluted net earnings per share:

1.         Numerator:

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
	Unaudited

Net income available to Common shareholders	$553	$578	$478	$408

2.         Denominator:

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
	Unaudited

Denominator for basic net income per share of weighted average number of common shares	6,851,614	6,705,046	6,853,594	6,711,056
Effect of dilutive securities:
Employee stock options	154,501	268,080	85,753	259,884

Denominator for diluted net income per common share	7,006,115	6,973,126	6,939,347	6,970,940

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

	Six months ended June 30, 2012 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$2,853	$2,329	$-	$5,182
Intersegment revenues	290	3	(293)	-
Total revenues	$3,143	$2,332	$(293)	$5,182

Depreciation and amortization	$23	$76	$-	$99
Operating income	$244	$343	$-	$587
Financial expense, net				$(22)
Tax expense				$(12)
Net income	$232	$321	$-	$553
Expenditures for segment assets	$57	$14	$-	$71
Identifiable assets	$4,367	$3,304	$-	$7,671

	Six months ended June 30, 2011 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$3,324	$2,826	$-	$6,150
Intersegment revenues	237	5	(242)	-
Total revenues	$3,561	$2,831	$(242)	$6,150

Depreciation and amortization	$9	$22	$-	$31
Operating income	$320	$295	$-	$615
Financial expense, net				$(27)
Tax expense				$(10)
Net income	$310	$268	$-	$578
Expenditures for segment assets	$4	$23	$-	$27
Identifiable assets	$3,514	$3,482	$-	$6,996

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 7:-          SEGMENTS (Cont.)

	Three months ended June 30, 2012 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$1,442	$1,500	$-	$2,942
Intersegment revenues	162	1	(163)	-
Total revenues	$1,604	$1,501	$(163)	$2,942

Depreciation expense	$11	$39	$-	$50
Operating income	$132	$339	$-	$471
Financial expenses, net				$7
Tax expense				$-
Net income	$124	$354	$-	$478
Expenditures for segment assets	$43	$8	$-	$51
Identifiable assets	$3,514	$3,304	$-	$6,996

	Three months ended June 30, 2011 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$1,719	$1,453	$-	$3,172
Intersegment revenues	161	4	(165)	-
Total revenues	$1,880	$1,457	$(165)	$3,172
Depreciation expense	$4	$12	$-	$16
Operating income	$211	$208	$-	$419
Financial expenses, net				$(2)
Tax expense				$(9)
Net income	$202	$206	$-	$408
Expenditures for segment assets	$1	$15	$-	$16
Identifiable assets	$3,514	$3,482	$-	$6,996

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

In an effort to provide short lead-times, high quality products and competitive pricing to support our markets, we have entered into production agreements with several contract manufacturers located in Asia, primarily China.  These agreements allow us to better control production costs and ensure high quality products deliverable in a timely manner to meet market demand. However, we use domestic manufacturers to manufacture prototypes, “short production run” and our military products.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2012, COMPARED TO JUNE 30, 2011

Revenues

Our revenues decreased by 7.3% to $2.9 million for the three months ended June 30, 2012, from $3.2 million for the three months ended June 30, 2011. The decrease in revenues was mainly due to decrease in shipment of our custom products to the commercial markets.

Revenues from our U.S. operations decreased by 16.1% to $1.4 million for the three months ended June 30, 2012, from $1.7 million for the three months ended June 30, 2011. Revenues from our European operations were relatively unchanged and were $1.5 million for the three months ended June 30, 2012 and the same period of 2011. The decrease in revenues in our U.S. operations was attributable to decreased sales of custom products to the commercial market.

For the six months ended June 30, 2012, our revenues decreased by 15.7% to $5.2 million from $6.2 for the six months ended June 30, 2011. The decrease in the revenues was attributable to end of life of certain military products of our European operations and lower demand due in the domestic operations.

For the six months ended June 30, 2012, revenues from our U.S. operations decreased by 14.2% to $2.9 million from $3.3 for the six months ended June 30, 2011. Revenues from our European operations of DPL decreased by 17.6% to $2.3 for the six months ended June 30, 2012, from $2.8 million for the six months ended June 30, 2011.

Gross Margins

Gross margins increased to 43.4% for the three months ended June 30, 2012, compared to 40.8% for the three months ended June 30, 2011. Gross margins for the six months ended June 30, 2012 increased to 42.5% compared to the gross margins of 39.0% for the six months ended June 30, 2011. The increase in gross margins for the six months ended June 30, 2012 was mainly due to lower pricing offered by suppliers and improved product mix.

Engineering and Product Development

Engineering and product development expenses were $160,000, or 5.4% of revenues, for the three months ended June 30, 2012, compared to $202,000, or 6.4% of revenues, for the three months ended June 30, 2011. Engineering and product development expenses were $322,000 or 6.2% of revenues, for the six months ended June 30, 2012 as compared to $388,000, or 6.3% of revenues, for the six months ended June 30, 2011. The overall decrease in our engineering and product development expenses was mainly due to a decreased spending on consulting costs related to new products.

Selling and Marketing

Selling and marketing expenses were $252,000 or 8.6% of revenues, for the three months ended June 30, 2012 as compared to $239,000, or 7.5% of revenues, for the three months ended June 30, 2011. Selling and marketing expenses were $490,000 or 9.4% of revenues, for the six months ended June 30, 2012 as compared to $514,000, or 8.4% of revenues, for the six months ended June 30, 2011. The decrease in the absolute dollars of selling and marketing expenses was primarily due to lower expense in selling and marketing headcount.

General and Administrative

General and administrative expenses were $393,000 or 13.4% of revenues, for the three months ended June 30, 2012 as compared to $433,000, or 13.6% of revenues, for the three months ended June 30, 2011. General and administrative expenses were $804,000 or 15.3% of revenues, for the six months ended June 30, 2012 as compared to $882,000, or 14.3% of revenues, for the six months ended June 30, 2011. The decrease in general and administrative expenses during the three and six months ended June 30, 2012 was mainly due change in personnel related cost.

Financial Income (Expense)

Financial income was $7,000 for the three months ended June 30, 2012 compared to financial expenses of $2,000 for the three months ended June 30, 2011. Financial expense was $22,000 for the six months ended June 30, 2012 compared to financial expense of $27,000 for the six months ended June 30, 2011. The change in financial results was due to foreign currency fluctuations during the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2012, we had cash and cash equivalents of $1.9 million and working capital of $4.5 million. This compared with cash and cash equivalents of $1.8 million and working capital of $3.8 million at December 31, 2011. The increase in cash and cash equivalents and working capital was due mainly to the net income for six months ended June 30, 2012 and decrease in inventory partially offset by an increase in trade receivables and decrease  accounts payable and deferred revenue and other current liabilities.

Net cash provided by operating activities totaled $210,000 for six months ended June 30, 2012 compared to $337,000 for the six months ended June 30, 2011.

Net cash used in investing activities was $71,000 for the six months ended June 30, 2012 compared to $1,034,000 for the six months ended June 30, 2011. The net usage of cash for investing activities in 2011 was due mainly to a purchase of available for sale securities of Telkoor.

Net cash provided by financing activities was $26,000 for the six months ended June 30, 2011 due to a employees’ options exercised. There were no cash flows from financing activities for the six months ended June 30, 2012.

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

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer, with the assistance of other members of the Company's management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report.  Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

During the period covered by this quarterly report, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See our disclosures under “Legal Proceedings” in our Annual Report on Form 10-K, filed April 3, 2012. There have been no material developments in those proceedings since that filing.

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

Although we generated operating income and a net income during the six months ended June 30, 2012, we experienced an operating loss and a net loss during the six months ended June 31, 2010, we have historically experienced net losses and we may experience net losses in the future.

For the six months ended June 30, 2012, we had an operating income of $587,000 and a net income of $553,000 compared to an operating loss of $52,000 and a net loss of $29,000 for the six months ended June 30, 2010.  Although we have actively taken steps to increase our revenue and reduce manufacturing and operating costs, we may incur operating and net losses in the future unless we continue to increase revenues by selling current and custom design products, and continue seeking manufacturing cost reductions through offshore strategic agreements with contract manufacturers.
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

Sales to customers outside of North America accounted for 44.9% of net revenues during the six months ended June 30, 2012, and we expect that international sales will continue to represent a material portion of our total revenues. International sales are subject to the risks of international business operations as described above, as well as generally longer payment cycles, greater difficulty collecting accounts receivable, and currency restrictions.

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

Our common stock price is volatile .

Our common stock is listed on the NYSE Amex and is thinly traded.  In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects.  The exercise of outstanding options and warrants may adversely affect our stock price and a shareholder’s percentage of ownership.  As of June 30, 2012, we had outstanding exercisable options to purchase an aggregate of 476,013 shares of common stock, with a weighted average exercise price of $1.21 per share.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION
On August 14, 2012, the Company issued a press release announcing its financial results for the second quarter ended June 30, 2012.  A copy of the press release is furnished as Exhibit 99.1 hereto.

On July 31, 2012, we received a letter from the SEC in relation to our Form 10-K for the year ended December 31, 2011 file on April 3, 2012 and our Form 10-Q Amendment No. 1 for the quarter ended March 31, 2012 filed on May 25, 2012. We are in the process of responding to the letter and resolving the comments of SEC.

ITEM 6.	EXHIBITS

Exhibits

3.1	Amended and Restated Articles of Incorporation of Digital Power Corporation (1)

3.2	Amendment to Articles of Incorporation (1)

3.3	Bylaws of Digital Power Corporation (1)

10.1	1996 Digital Power Stock Option Plan (1)
10.2	1998 Digital Power Stock Option Plan (2)
10.3	2002 Digital Power Stock Option Plan (3)
10.4	Lease, dated as of August 21, 2007, between the Company and SDC Fremont Business Center, Inc. (4)
10.5	Employment Agreement with Amos Kohn (5)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press Release, dated August 14, 2012, issued by Digital Power Corporation

(1)	Previously filed with the Commission on October 16, 1996 as an exhibit to the Company’s Registration Statement on Form SB-2.
(2)	Previously filed with the Commission as Exhibit 10.7 to the Company’s Form 10-KSB for the year ended December 31, 1998.
(3)	Previously filed with the Commission as Exhibit A to the Company’s Proxy Statement filed on September 5, 2002.
(4)	Previously filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed on October 22, 2007.
(5)	Previously filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed on July 10, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 14, 2012

Digital Power Corporation

By:	/s/ Amos Kohn
Amos Kohn
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)