Form 10-K/A
period 2011-12-31
DIGITAL POWER CORP
filed 2012-08-31
CIK 896493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Amendment No. 1

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
RDGPreambleEnd
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which the Registrant previously filed with the Securities and Exchange Commission on April 3, 2012 (the “Original Filing”). The Registrant is filing this Amendment in response to a comment letter received from the Commission. This amendment corrects the Certificate required by Section 906 which inadvertently referred to period ended December 31, 2010 instead of December 31, 2011. Except as set forth above, the Original Filing has not been amended, updated or otherwise modified.

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

Dated:   August 31, 2012

DIGITAL POWER CORPORATION

By:	/s/ Amos Kohn
Amos Kohn
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the  registrant and in the capacities and on the dates indicated.

Dated: August 31, 2012	/s/ Amos Kohn
President, Chief Executive Officer and Chief Financial Officer