Form 10-Q/A
period 2012-03-31
DIGITAL POWER CORP
filed 2012-08-31
CIK 896493

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
  (Amendment No. 2)

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

DIGITAL POWER CORPORATION

EXPLANATORY NOTE

Digital Power Corporation (“Company”) is filing this Amendment No. 2 (this "Amendment") to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (the "Original Form 10-Q"), filed with the Securities and Exchange Commission on May 15, 2012 and amended by Amendment No. 1 (“Amendment No. 1”) filed on May 25, 2012. The Registrant is filing this Amendment in response to a comment letter received from the Commission. This amendment includes the Certifications required by Section 302 or 906 of the Sarbanes-Oxley Act of 2002 which were inadvertently not included in the Amendment No. 1. In addition, this Amendment modifies the language of disclosures under Part I, Item 4 – Controls and Procedures.

This Amendment should be  read  in  conjunction with the Original Form 10-Q and Amendment No. 1,  Except as specifically noted above, this Amendment does not modify or update disclosures in the Original Form 10-Q or Amendment No. 1.  Accordingly, this Amendment does not reflect events occurring after the filing of the Original Form 10-Q or modify or update any related or other disclosures.

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