Form 10-K/A
period 2011-12-31
DIGITAL POWER CORP
filed 2012-10-09
CIK 896493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Amendment No. 2

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

 EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which the Registrant originally filed with the Securities and Exchange Commission on April 3, 2012 ("Original Filing Date") and amended on August 31, 2012 (collectively, the “Earlier Filings”). The Registrant is filing this Amendment to revise Item 11 of the report on Form 10K/A to include the monthly fees paid to the Chairman of the Board that were inadvertently not included in the Earlier Filings. Except as set forth above, the Earlier Filings have not been amended, updated or otherwise modified. This Amendment does not reflect any events occurring after the Original Filing Date, and as a result, this Amendment continues to speak as of the date of the Original Filing Date.  For the convenience of the reader, the document has been refiled in its entirety together with updated officer certifications.

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

We market and sell our products to many diverse market segments, including the telecom, industrial, medical and military/defense industries.  Our products serve a global market, with an emphasis on North America and Europe.  We offer a broad product variety, including a full custom product design, standard and modified-standard products. Our unique high-speed switching power rectifiers includes but not limited to custom power products, front-end, open-frame, enclosed, Compact PCI, MicroTCA, , PoE (Power over Ethernet) and other product solutions, providing power output from 50 to 24,000 watts.

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

Custom Power System Solution .    We provide high-grade custom power system solutions to numerous customers in multiple industry segments. Each custom solution that we develop is based on high power density, digital power processing and a special layout to meet each of our customer’s unique operation environments where efficiency, size and performance are key.   We combine our power design capabilities with the latest circuit designs to provide complete power solutions for virtually any need.   In the design of custom power solutions, we work closely with our customers’ engineering teams to develop mechanical enclosures to ensure 100% compatibility with any hosted platform.

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

High-Grade Flexibility Series Power Supply Product .   We offer our rich features based power rectifiers that support flexible configuration and high-grade design implementation. This include innovative designs and implementation including Digital Signal Processing (“DSP”) control for Power Factor Correction (“PFC”) and DC/DC, synchronous rectifier outputs under DSP control, two phase PFC, hot pluggable, current sharing and other features. While some of our customers have special requirements that include a full custom design, other customers may require only certain electrical changes to standard power supply products, such as modified output voltages and unique status and control signals, and mechanical repackaging tailored to fit the specific application. We offer a wide range of standard and modified standard products that can be easily integrated with any platform across our diversified market segments.

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

Commercial Customers .   We serve global commercial markets including medical, telecom, and industrial companies. Our products are deployed in a variety of applications and operate in a broad range of systems where customers require mission critical power reliability and occasionally extreme environmental conditions.  Examples of the commercial markets we serve and products for these markets include:

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

Military/Defense Customers .   We have developed a broad range of rugged product solutions for the military and defense market, featuring the ability to withstand harsh environments.  These ruggedized product solutions, which include both specific modifications of existing products or full custom designs, are designed for combat environments and meet the requirements of our defense customers. We are compliant with the regulations of International Traffic in Arms Regulations (“ITAR”) and are an approved vendor for the U.S. Air Force, Navy and Army.

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

Full custom military project services:
•	Program management for each project
•	Quality assurance and control:
	o	ISO 9001: 2008 and ISO 17025: 2005 certified
	o	Compliance with AS9100
	o	Compliance with MIL-Q 9858A
	o	Compliance with environmental testing in accordance with MIL-STD 810, MIL-STD 202
	o	FRACAS (Failure Reporting, Analysis, and Corrective Action System)
	o	100% screening, including ESS (Environmental Stress Screening) and ATP (Acceptance Test Procedure) with random vibration and temperature cycling tests
•	Product Tests:
	o	Vertical Random Vibration
	o	Sine Sweep Vibrations
	o	Shock
	o	Salt
	o	Fog
	o	Polar Temperatures

Typical Product Features:
•	Wide input voltage range
•	Multi-output voltages (DC and AC)
•	Fully approved according to MIL-STD 704, MIL-STD 1275 and MIL-STD 1399
•	Environmental conditions per MIL-STD 810
•	EMI/RFI per MIL-STD 461
•	Wide operating temperature range of -40°C up to +90°C
•	Power output up to 72,000 Watts (3 x 24,000 Watts system)
•	High switching frequency up to 500KHz
•	High efficiency, over 90%
•	High power density up to 26 watts/inch 3
•	Power factor correction
•	Redundancy and hot swap N+1
•	Switching Frequency sync to external clock
•	Free convection, forced air cooling and base plate cooling

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

We also partner with various design and contract engineering firms for development of some of our new products supported by our internal engineering services staff.  Furthermore, we continue to leverage the close relationship we have with one of our major shareholders, Telkoor, to introduce new products that Telkoor develops for its market and makes available for us. Finally, from time to time, we modify standard products to meet specific customer requirements, including, but not limited to, converting commercial products into full military MIL-SPEC products and other unique modification and adjustments, when applicable. We are experiencing an increasing demand for ruggedization of commercial products for military applications. To meet that requirement, our engineering team continues to ruggedize commercial products, which we sell as commercial off the shelf products to some of our military customers. We continually seek to improve our product power density, adaptability, and efficiency, while attempting to anticipate changing market demands for increased functionality, such as PFC and improved EMI (electromagnetic interference) filtering. We continue to differentiate all of our products from commodity-type products by enhancing, modifying and customizing our existing product portfolio, using our engineering lab in California. In August 2010, we purchased the IP and production packages of the compact peripheral component interface (Compact PCI, or CPCI) AC/DC and DC/DC power supply series from Telkoor Power Systems Ltd. (“TPS”).  The IP purchase was to support our strategy being a leader supplier of CPCI products for commercial and defense markets.  We received from this purchase a rich portfolio of industry-leading CPCI AC/DC power supplies delivering 600 Watts and 650 Watt of continuous power. These hot-swappable power supplies feature N+1 redundant connection and active load current share. This IP strategic acquisition expands our presence for industrial, telecom, and military/defense applications that require increasing amounts of power.  As a result of this purchase, we have decreased our manufacturing costs.

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

Revenue Recognition

Revenue from product sales is recognized in accordance with the provisions of ASC 605-15, "Revenue Recognition in Financial Statements", when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred (when risk of loss and title have transferred to the customer) , the sale price is fixed or determinable and collection is reasonably assured.

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

Board and Committee Membership

Our Board is currently composed of five members and maintains the following three standing committees: (1) the Audit Committee; (2) the Compensation Committee; and (3) the Nominating and Governance Committee. The membership and the function of each of the committees are described below. Our Board may, from time to time, establish a new committee or dissolve an existing committee depending on the circumstances. Current copies of the charters for the Audit Committee, the Compensation Committee and the Nominating and Governance Committee can be found on our website at www.digipwr.com .

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

ITEM 11.	EXECUTIVE COMPENSATION .

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

(3) Mr. Itshayek became a Named Executive Officer in January, 2010. Mr. Itshayek resigned in March, 2011.

Director Compensation

Independent directors receive $10,000 annually for serving on our Board. The director designated by the Board as the Audit Committee financial expert receives an additional annual fee of $5,000 for serving as the financial expert. Directors are paid quarterly in arrears for their services.

Subject to Board approval, upon joining our Board, independent directors may also receive a grant of an option under our 2002 Stock Option Plan to purchase 10,000 shares of our common stock. In addition, subject to Board approval, each independent director may be granted, on an annual basis, an option to purchase an additional 10,000 shares of our common stock. Options vest over a four-year period, 25% per year. Each option has an exercise price equal to the fair market value of our common stock on the grant date and a maximum term of ten years, subject to earlier termination upon the cessation of service as a director.

Chairman of the Board of Directors, Ben-Zion Diamant, receives monthly consulting fees of $6,000 and no equity compensation.

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

Name and Address of Beneficial owner	Number of Shares Beneficially Owned		Approximate Percent of Class
Telkoor Telecom Ltd. 5 Giborei Israel Netanya 42293 Israel	2,897,110		40.42%
Amos Kohn	306,254	(1)	4.27%
Ben-Zion Diamant	3,207,813	(2)	44.76%
Israel Levi	5,000	(3)	*
Yehezkel Manea	40,000	(4)	*
Robert Smith	102,500	(5)	1.43%
Barry W. Blank P.O. Box 32056 Phoenix, AZ 85064	618,375		9.23%
All directors and executive officers as a group (5 persons)	3,661,567	(6)	51.09%

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

Audit Fees . This category includes the aggregate fees billed for professional services rendered for the audits of our financial statements for the fiscal years ended December 31, 2011 and 2010, for the reviews of the financial statements included in our quarterly reports on Form 10-Q during fiscal 2011 and 2010, and for other services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

Audit-Related Fees . This category includes the aggregate fees billed in each of the last two fiscal years for assurance and related services by the independent auditors that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported above under "Audit Fees," and generally consist of fees for other engagements under professional auditing standards, accounting and reporting consultations, internal control-related matters, and audits of employee benefit plans.

Tax Fees . This category includes the aggregate fees billed in each of the last two fiscal years for professional services rendered by the independent auditors for tax compliance, tax planning and tax advice.

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

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	December 31,
	2011	2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,777	$2,115

Trade receivables (net of allowance for doubtful accounts of $ 148 and $ 119 as of December 31, 2011 and 2010, respectively)	1,845	2,395
Prepaid expenses and other receivables	108	157
Inventories (Note 3)	2,332	1,768

Total current assets	6,062	6,435

NON CURRENT ASSETS:
Property and Equipment, net (Note 4)	448	256
Inta ngible Asset, net (Note 5)	350	446
Available for Sale Marketable Securities (Note 11)	483	-
Long Term Deposits	6	42

Total Non-Current Assets	1,287	744

Total Assets	$7,349	$7,179

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
Cash flows from operating activities :

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

Cash flows from investing activities :

Decrease in long term deposits	-
Purchase of available for sale marketable securities	(1,007)	82
Purchase of intangible asset		(480)
Purchase of property and equipment	(270)	(86)

Net cash used in investing activities	(1,277)	(484)

Cash flows from financing activities :

Proceeds from exercise of options	38	58

Net cash provided by financing activities	38	58

Effect of exchange rate changes on cash and cash equivalents	59	(40)

Decrease in cash and cash equivalents	(338)	(852)
Cash and cash equivalents at the beginning of the year	2,115	2,967

Cash and cash equivalents at the end of the year	$1,777	$2,115

Supplemental disclosure of cash flows activities :

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

3.	The options granted generally become fully vested after four years. Any options that are forfeited or cancelled before expiration become available for future grants.

The options outstanding as of December 31, 2011 have been classified by exercise price, as follows:

					Weighted
	Options	Weighted		Options	average
	outstanding	average	Weighted	exercisable	exercise
	as of	remaining	average	as of	price
Exercise	December 31,	contractual	exercise	December 31,	of options
Price	2011	term	price	2011	exercisable
		Years

$0.48 - $ 0.71	20,763	5.35	$0.70	18,263	$0.70
$0.79 - $ 1.05	205,000	4.27	$0.94	180,000	$0.96
$1.10 - $ 1.66	487,000	7.83	$1.45	189,250	$1.33
$1.70 - $ 3.03	80,000	8.19	$1.75	25,000	$1.79

	792,763	6.88	$1.33	412,513	$1.17

d.	Warrants and options issued to service providers and consultants:

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

Dated:   October 8, 2012

DIGITAL POWER CORPORATION

By:	/s/ Amos Kohn
Amos Kohn
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the  registrant and in the capacities and on the dates indicated.

Dated: October 8, 2012	/s/ Amos Kohn
President, Chief Executive Officer and Chief Financial Officer