Form 10-K/A
period 2011-12-31
DIGITAL POWER CORP
filed 2012-10-18
CIK 896493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Amendment No. 3

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

 EXPLANATORY NOTE

This Amendment No. 3 on Form 10-K/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which the Registrant originally filed with the Securities and Exchange Commission on April 3, 2012 ("Original Filing Date") and amended on August 31, 2012 and October 9, 2012 (collectively, the “Earlier Filings”). The Registrant is filing this Amendment to revise (i) Item 10 of the Earlier Filings to update the Section 16(a) Beneficial Ownership Reporting Compliance table and the paragraph regarding family relationships and (ii) Item 11 of the Earlier Filings to include certain information inadvertently not included therein and correct various typographical errors. Except as set forth above, the Earlier Filings have not been amended, updated or otherwise modified. This Amendment does not reflect any events occurring after the Original Filing Date, and as a result, this Amendment continues to speak as of the date of the Original Filing Date.  For the convenience of the reader, the document has been refiled in its entirety together with updated officer certifications.

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

Two of Mr. Manea's children are married to two of Mr. Diamant's children. Mr. Diamant’s son, Ran Diamant, who is also Mr. Manea’s son-in-law, serves as the Corporate Secretary and Budget Controller of Telkoor Power Supplies Ltd. ("TPS"), and Mr. Diamant's son, Guy Diamant, who is also Mr. Manea's son-in-law, serves as the Vice President of Operations of TPS.  TPS is a key supplier to Digital Power and a wholly-owned subsidiary of our largest shareholder, Telkoor. Other than those relationships, there are no family relationships among any of our directors or executive officers.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than ten percent of a registered class of our equity securities to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC.  Executive officers, directors and 10% shareholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file.  Based solely upon our review of Forms 3, 4 and 5 received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2011, all such filing requirements applicable to our officers, directors and ten percent shareholders were fulfilled, with the following exceptions:

Name	Number of Late Insider Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms

Amos Kohn	1	1	-

Yeheskel Manea	2	2	-

Robert Smith	1	1	-

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

(2) Mr. Kohn became our President and Chief Executive Officer in 2008.  Prior to that date, he had served as a non-employee member of our Board since 2003.  The 2011 and 2010 compensation set forth above for Mr. Kohn includes consulting fees of approximately $38,000 and $19,000, respectively, paid to TechLead, a company for which Mr. Kohn serves as CEO.

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

The table below sets forth, for each non-employee director, the total amount of compensation related to his service during the year ended December 31, 2011:

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ben-Zion Diamant (1)	-	-	-	-	-	$18,000	$18,000
Israel Levi (2)	$11,500	-	$12,400	-	-	-	$23,900
Robert Smith	$10,000	-	$12,400	-	-	-	$22,400
Yehezkel Manea	$15,000	-	$12,400	-	-	-	$27,400
Haim Yatim	$0	-	$0	-	-	-	$0

(1) On September 12, 2011, the Company’s Board of Directors approved the payment of monthly consulting fees of $6,000 to Ben-Zion Diamant, our Chairman of the Board of Directors. These fees were first paid on October 5, 2011 and have continued to be paid on a monthly basis since such date. The Board’s decision to approve these fees was based on a recommendation by the Compensation Committee, in consideration for Mr. Diamant’s services to the Company, including manufacturing advisory and corporate advisory services. The Company’s obligation to pay the fees may be terminated at any time by further decision of the Board of Directors and will terminate upon a strategic transaction of the Company.

(2) Israel Levi was paid fees through his service as a Director which ended in September 2011.

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

The Employment Agreement provides that if Mr. Kohn serves continuously as the Company’s President and Chief Executive Officer and (i) if certain performance objectives were met during 2008, his base salary during 2009 would increase to $200,000 or he would receive a bonus in the amount of $87,500; (ii) if certain performance objectives were met during 2009, he would receive a bonus equal to his then base salary times a fraction, the numerator of which is the Company’s gross profit for 2009 and the denominator of which is the Company’s gross revenue for 2009; and (iii) if certain performance objectives were met during 2010, he would receive a bonus equal to his then base salary times a fraction, the numerator of which is the Company’s gross profit for 2010 and the denominator of which is the Company’s gross revenue for 2010.  Effective January 1, 2009, Mr. Kohn’s base salary was increased to $200,000; although some performance goals for the Company during 2008 were not met, the Compensation Committee determined that, since the shortfall from the performance goals was not material, Mr. Kohn would receive an increase in his base salary to $200,000.   No cash bonuses were paid in 2010 or 2011.

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

On September 12, 2011, the Compensation Committee of the Board (the “Compensation Committee”) decided to grant Mr. Kohn an option to purchase 100,000 shares of the Company’s common stock. The option vests in equal annual installments over a four-year period.

Mr. Kohn continues to serve as the Company’s President, Chief Executive Officer, and interim Chief Financial Officer.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on outstanding equity awards as of December 31, 2011 to the Named Executive Officers:

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

As of December 31, 2011, of the 2,272,000 shares of our common stock authorized under the Incentive Share Option Plans, options to purchase 792,763 shares of common stock were issued and outstanding.  No options were granted under the Digital Power 1998 and 1996 Incentive Share Option Plans during the year ended December 31, 2011, as these plans expired prior to January 1, 2011.  As of January 1, 2011, 1,514,145 shares were available for issuance under the 2002 Incentive Share Option Plan, and as of December 31, 2011, 792,763 shares were available for issuance under such Plan.

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

Dated:   October 17, 2012

DIGITAL POWER CORPORATION

By:	/s/ Amos Kohn
Amos Kohn
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities indicated.

/s/ Ben-Zion Diamant
Ben-Zion Diamant, Chairman of the Board

/s/ Amos Kohn
Amos Kohn,
President, Chief Executive Officer, Chief Financial Officer and Director

/s/ Haim Yatim
Haim Yatim, Director

/s/ Yehezkel Manea
Yehezkel Manea, Director

/s/ Robert O. Smith
Robert O. Smith, Director

/s/Aaron Ben-Ze'ev
Aaron Ben-Ze'ev, Director