Form 10-Q
period 2012-09-30
DIGITAL POWER CORP
filed 2012-11-20
CIK 896493

 U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2012

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________ .

Commission file number 1-12711

DIGITAL POWER CORPORATION
( Exact name of registrant as specified in its charter )

California	94-1721931
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
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

DIGITAL POWER CORPORATION

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIGITAL POWER CORPORATION AND ITS SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share data

	September 30, 2012	December 31, 2011
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1, 890	$1,777
Trade receivables (net of allowance for doubtful accounts of $ 146 and $ 148 at September 30, 2012 and December 31, 2011, respectively)	1,754	1,845
Prepaid expenses and other receivables	143	108
Inventories (Note 3)	2,170	2,332
Total current assets	5,957	6,062

PROPERTY AND EQUIPMENT, NET	466	448
INTANGIBLE ASSET, NET	292	350
INVESTMENT IN OTHER COMPANY	781	483
LONG-TERM DEPOSITS	6	6

Total assets	$7,502	$7,349

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$640	$1,032
Related parties - trade payables	472	369
Advances from customers and deferred revenues	22	286
Other current liabilities	439	529
Total current liabilities	1,573	2,216

SHAREHOLDERS' EQUITY:
Share capital -
Series A Redeemable, Convertible Preferred shares, no par value - 500,000 shares authorized at September 30, 2012 and December 31, 2011; No shares are issued and outstanding.	-	-
Preferred shares, no par value - 1,500,000 shares authorized at September 30, 2012 and December 31, 2011; No shares are issued and outstanding.	-	-
Common shares, no par value - 30,000,000 shares authorized at September 30, 2012 and December 31, 2011; 6,863,150 shares and 6,849,654 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	-	-
Additional paid-in capital	14,456	14,358
Accumulated deficit	(8,235)	(8,321)
Accumulated other comprehensive loss	(292)	(904)
Total shareholders' equity	5,929	5,133
Total liabilities and shareholders' equity	$7,502	$7,349

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands, except per share data

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
	Unaudited

Revenues	$6,861	$9,174	$1,679	$3,024
Cost of revenues	4,016	5,562	1,037	1,811

Gross profit	2,845	3,612	642	1,213

Operating expenses:
Engineering and product development	513	574	191	186
Selling and marketing	760	764	270	250
General and administrative	1,228	1,185	424	303

Total operating expenses	2,501	2,523	885	739

Operating income (loss)	344	1,089	(243)	474
Financial income (expense), net	(238)	(13)	(216)	14

Income (loss) before income taxes	106	1,076	(459)	488

Income taxes	20	49	8	39

Net income (loss)	$86	$1,027	$(467)	$449

Basic net income (loss) per share	$0.013	$0.153	$(0.068)	$0.067

Diluted net income (loss) per share	$0.012	$0.150	$(0.068)	$0.064

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

U.S. dollars in thousands

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
	Unaudited

Net Income (Loss)	$86	$1,027	$(467)	$449
Other Comprehensive income, net of tax:
Change in net unrealized gain on investment in other company	473	(405)	359	(224)
Change in net foreign currency translation adjustment	139	(31)	113	(115)
Other comprehensive income	612	(436)	472	(339)
Total comprehensive income:	698	591	5	110

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

U.S. dollars in thousands, except share data

	Common shares
	Number	Additional paid-in capital	Accumulated deficit	Other accumulated comprehensive loss	Total comprehensive Income	Total shareholders' equity

Balance as of January 1, 2012	6,849,654	$14,358	$(8,321)	$(904)	-	$5,133

Stock based compensation related to options granted to Telkoor's employees and other non- employee consultants	-	(3)	-	-	-	(3)
Stock based compensation related to options granted to employees	-	101	-	-	-	101
Exercise of options granted to employees	13,496		-	-	-	-
Comprehensive income:
Net Income	-	-	86	-	86	86
Unrealized loss from investment in other company	-	-	-	473	473	473
Foreign currency translation adjustments	-	-	-	139	139	139

Total comprehensive income					$698
Balance as of September 30, 2012 (unaudited)	6,863,150	$14,456	$(8,235)	$(292)		$5,929

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Nine months ended September 30,
	2012	2011
	Unaudited
Cash flows from operating activities :

Net income	$86	$1,027
Adjustments required to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	76	51
Amortization of intangible asset	73	74
Stock based compensation related to options granted to employees	101	57
Stock based compensation related to options granted to Telkoor's employees	(3)	20
Impairment in investment	218	-
Decrease (increase) in trade receivables, net	105	(99)
(Increase) decrease in prepaid expenses and other accounts receivable	(33)	17
Decrease in inventories	213	(77)
Decrease in accounts payable and related parties- trade payables	(299)	(117)
Decrease in deferred revenues and other current liabilities	(368)	(239)

Net cash provided by operating activities	169	714

Cash flows from investing activities :

Purchase of securities of Telkoor	-	(1,007)
Purchase of property and equipment	(81)	(43)

Net cash used in investing activities	(81)	(1,050)

Cash flows from financing activities :

Exercise of employees stock options	-	33

Net cash provided by financing activities	-	33

Effect of exchange rate changes on cash and cash equivalents	25	49

Increase/ (decrease) in cash and cash equivalents	113	(254)
Cash and cash equivalents at the beginning of the period	1,777	2,115

Cash and cash equivalents at the end of the period	$1,890	$1,861

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

NOTE 2:-     SIGNIFICANT ACCOUNTING POLICIES

a.
The accompanying unaudited consolidated financial statements as of September 30, 2012 and for the nine months ended September 30, 2012 and 2011 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of the financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2012.

The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2011 are applied consistently in these financial statements. In addition, the following accounting policy is applied:

b.
Investment in other company:

The Company reclassified its investment in other company shares from Available-For –Sale investment into an investment recorded at cost based on the estimated fair value in the reclassification date. Unrealized losses that are considered other than temporary are recognized as finance expenses in the income statement. In the earlier periods, this investment was recorded at market value and all differences in the market value were recognized through other comprehensive income.

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

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 3:-     INVENTORIES

	September 30, 2012	December 31, 2011
	Unaudited

Raw materials, parts and supplies	$330	$239
Work in progress	483	486
Finished products	1,357	1,607

	$2,170	$2,332

NOTE 4:-     ACCOUNTING FOR STOCK-BASED COMPENSATION

a.	Stock option plans:

1.	Under the Company's stock option plans, options may be granted to employees, officers, consultants, service providers and directors of the Company or its subsidiary.

2.
As of September 30, 2012, the Company has authorized, by way of three Incentive Share Option Plans, the grant of options to officers, management, other key employees and others of up to 513,000, 240,000 and 1,519,000 shares, respectively, of the Company's common stock. As of September 30, 2012, options to purchase up to an aggregate of 410,145 shares of the Company's common stock are still available for future grant.

3.
The options granted generally become fully exercisable after four years and expire no later than 10 years from the date of the option grant. Any options that are forfeited or cancelled before expiration become available for future grants.

	Nine months ended September 30, 2012
	Amount of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (*)
Outstanding at the beginning of the period	792,763	$1.33	6.88	$411

Outstanding at the end of the period	792,763	$1.33	6.13	$81

Exercisable options at the end of the period	488,513	$1.20	4.82	$78

(*)	Calculation of aggregate intrinsic value is based on the share price of the Company's common stock as of September 30, 2012 ($ 1.35 per share).

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

No options were granted during the first nine month of 2012. The fair value for options granted in the three and nine months ended September 30, 2011 is amortized over their vesting period using a straight-line recognition method and estimated at the date of grant with the following assumptions:

	Three months ended September 30, 2011	Nine months ended September 30, 2011
	Unaudited	Unaudited

Dividend yield	0%	0%
Expected volatility	83%	83%
Risk-free interest rate	1.19%	1.73%
Expected life (in years)	6.25	6.25

The total employee's equity-based compensation expense related to all of the Company's equity-based awards, recognized for the nine months and three months ended September 30, 2012 is comprised as follows:

	Nine months ended		Three months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	Unaudited	Unaudited	Unaudited	Unaudited

Sales and marketing expenses	5	8	2	0
General and administrative	96	49	38	(13)
Total employees equity-based compensation expense	101	57	40	(13)

The weighted-average grant-date fair value of options granted during the first nine months of 2011 was $1.16.

As of September 30, 2012, there was $ 297 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a period of the next 35 months.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 4:-     ACCOUNTING FOR STOCK-BASED COMPENSATION (Cont.)

b.
Employee Stock Ownership Plan:

The Company has an Employee Stock Ownership Plan ("ESOP") covering eligible employees. The ESOP provides for the Employee Stock Ownership Trust ("ESOT") to distribute shares of the Company's Common shares as retirement benefits to the participants. The Company has not distributed shares since 1998. As of September 30, 2012, the ESOT held 167,504 shares of common stock.

NOTE 5:-     ACQUISITION OF SHARES OF TELKOOR

On June 16, 2011 the Company has acquired 1,136,666 shares of Telkoor, a major shareholder of the Company and an Israeli company listed in the Tel Aviv stock exchange, for $0.88 (NIS 3) per share, which represents 8.8% of the outstanding shares of Telkoor. As a result of this transaction, an existing manufacturing agreement between Digital Power and Telkoor will be updated and extended. In the prior periods the investment was accounted for as available-for-sale securities. In September 2012, the investment has been accounted for under cost method as Telkoor shares do not have readily determinable fair value on the Tel Aviv Stock Exchange. The Company evaluated the fair value of the investment with assistance of a third party valuation. Other than temporary impairment loss of $218 was recognized in finance expenses in the three months ended September 30, 2012.

NOTE 6:-     NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of the basic and diluted net earnings per share:

1.         Numerator:

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
	Unaudited

Net income (loss) available to Common shareholders	$86	$1,027	$(467)	$449

2.         Denominator:

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
	Unaudited

Denominator for basic net income (loss) per share of weighted average number of common shares	6,855,501	6,713,978	6,863,150	6,731,556
Effect of dilutive securities:
Employee stock options	131,083	144,424	70,451	144,021

Denominator for diluted net income (loss) per common share	6,986,584	6,858,402	6,933,601	6,875,577

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

	Nine months ended September 30, 2012 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$4,010	$2,851	$-	$6,861
Intersegment revenues	379	56	(435)	-
Total revenues	$4,389	$2,907	$(435)	$6,861

Depreciation and amortization	$36	$114	$-	$150
Operating income	$145	$199	$-	$344
Financial expense, net				$(238)
Tax expense				$(20)
Net income (loss)	$125	$(39)	$-	$86
Expenditures for segment assets	$67	$14	$-	$81
Identifiable assets	$3,970	$3,532	$-	$7,502

	Nine months ended September 30, 2011 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$5,046	$4,128	$-	$9,174
Intersegment revenues	368	11	(379)	-
Total revenues	$5,414	$4,139	$(379)	$9,174

Depreciation and amortization	$19	$32	$-	$51
Operating income	$566	$523	$-	$1,089
Financial expense, net				$(13)
Tax expense				$(49)
Net income	$518	$509	$-	$1,027
Expenditures for segment assets	$21	$22	$-	$43
Identifiable assets	$3,968	$3,208	$-	$7,176

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 7:-     SEGMENTS (Cont.)

	Three months ended September 30, 2012 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$1,157	$522	$-	$1,679
Intersegment revenues	89	53	(142)	-
Total revenues	$1,246	$575	$(142)	$1,679

Depreciation expense	$13	$38	$-	$51
Operating loss	$(102)	$(144)	$-	$(243)
Financial expenses, net				$(216)
Tax expense				$(8)
Net income (loss)	$(107)	$(360)	$-	$(467)
Expenditures for segment assets	$10	$-	$-	$10
Identifiable assets	$3,970	$3,532	$-	$7,502

	Three months ended September 30, 2011 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$1,722	$1,302	$-	$3,024
Intersegment revenues	131	6	(137)	-
Total revenues	$1,853	$1,308	$(137)	$3,024
Depreciation expense	$10	$10	$-	$20
Operating income	$246	$228	$-	$474
Financial expenses, net				$14
Tax expense				$(39)
Net income	$208	$241	$-	$449
Expenditures for segment assets	$17	$(1)	$-	$16
Identifiable assets	$3,968	$3,208	$-	$7,176

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012, COMPARED TO SEPTEMBER 30, 2011

Revenues

Our revenues decreased by $1.3 million, or 44%, to $1.7 million for the three months ended September 30, 2012, from $3.0 million for the three months ended September 30, 2011. The decrease in revenues was mainly due to decrease in shipment of our custom products to the commercial markets and shipments to the military markets.

Revenues from our U.S. operations decreased by $565,000 or 32.8% to $1.2 million for the three months ended September 30, 2012, from $1.7 million for the three months ended September 30, 2011. Revenues from our European operations decreased by $780,000 or 59.9% to $522,000 from $1.3 million in three months ended September 30, 2012. The decrease in revenues in our U.S. operations was attributable to decreased sales of custom products to the commercial market while the decrease in the revenues from European operations was primarily due to decreased sales to military market.

For the nine months ended September 30, 2012, our revenues decreased by 25.2% to $6.8 million from $9.2 million for the nine months ended September 30, 2011. The decrease in the revenues was attributable to end of life of certain military products of our European operations and lower demand due in the domestic operations.

For the nine months ended September 30, 2012, revenues from our U.S. operations decreased by $1.0 million or 20.5% to $4.0 million from $5.0 for the nine months ended September 30, 2011. Revenues from our European operations decreased by $1.3 million or 30.9% to $2.9 million from $4.1 million.

Gross Margins

Gross margins decreased to 38.2% for the three months ended September 30, 2012, compared to 40.8% for the three months ended September 30, 2011. Gross margins for the nine months ended September 30, 2012 increased to 41.5% compared to the gross margins of 39.0% for the nine months ended September 30, 2011. The decrease in the margin for the three months ended September 30, 2012 as compared to the same period in 2011 was due to lower sales. The increase in gross margins for the nine months ended September 30, 2012 was mainly due to lower pricing offered by suppliers and improved product mix.

Engineering and Product Development

Engineering and product development expenses were $191,000 for the three months ended September 30, 2012, compared to $186,000  for the three months ended September 30, 2011. Engineering and product development expenses were $513,000 for the nine months ended September 30, 2012 as compared to $388,000, for the nine months ended June 30, 2011. The overall increase in our engineering and product development expenses was mainly due to increased spending on consulting costs related to additional custom products.

Selling and Marketing

Selling and marketing expenses were $270,000 for the three months ended September 30, 2012 as compared to $250,000 for the three months ended September 30, 2011. Selling and marketing expenses were $760,000 for the nine months ended September 30, 2012 as compared to $514,000 for the nine months ended September 30, 2011. The increase in the absolute dollars of selling and marketing expenses was primarily due to higher expense in marketing headcount.

General and Administrative

General and administrative expenses were $424,000 for the three months ended September 30, 2012 as compared to $303,000 for the three months ended September 30, 2011. General and administrative expenses were $1.2 million for the nine months ended September 30, 2012 as compared to $882,000 for the nine months ended September 30, 2011. The increase in general and administrative expenses during the three and nine months ended September 30, 2012 was mainly due higher legal and consulting fees.

Financial Income (Expense)

Financial expense was $216,000 for the three months ended September 30, 2012 compared to financial income of $14,000 for the three months ended September 30, 2011. Financial expense was $238,000 for the nine months ended September 30, 2012 compared to financial expense of $13,000 for the nine months ended September 30, 2011. The change in financial results was primarily due to impairment of investment in Telkoor stock which is recorded on fair value.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2012, we had cash and cash equivalents of $1.9 million and working capital of $4.4 million. This compared with cash and cash equivalents of $1.8 million and working capital of $3.8 million at December 31, 2011. The increase in cash and cash equivalents and working capital was due mainly to net cash provided by operating activities of $170,000.

 Net cash used in investing activities was $81,000 for the nine months ended September 30, 2012 compared to $1,034,000 for the nine months ended September 30, 2011. The net usage of cash for investing activities in 2011 was due mainly to a purchase of available for sale securities of Telkoor.

Net cash provided by financing activities was $33,000 for the nine months ended September 30, 2011 due to a employees’ options exercised. There were no cash flows from financing activities for the nine months ended September 30, 2012.

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

The Company reclassified its investment in Telkoor's shares from Available-For –Sale investment into an investment recorded at cost based on the estimated fair value in the reclassification date. Unrealized losses that are considered other than temporary are recognized as finance expenses in the income statement. In the earlier periods, this investment was recorded at market value and all differences in the market value were recognized through other comprehensive income.

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

Although we generated operating income and a net income during the nine months ended September 30, 2012, we experienced an operating loss and a net loss during the three months ended September 30, 2012, we have historically experienced net losses and we may experience net losses in the future.

For the nine months ended September 30, 2012, we had an operating income of $344,000 and a net income of $86,000 compared to an operating loss of $459,000 and a net loss of $467,000 for the three months ended September 30, 2012.  Although we have actively taken steps to increase our revenue and reduce manufacturing and operating costs, we may incur operating and net losses in the future unless we continue to increase revenues by selling current and custom design products, and continue seeking manufacturing cost reductions through offshore strategic agreements with contract manufacturers.

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

Substantially all of our existing customers are in the electronic equipment industry, and they manufacture products that are subject to rapid technological change, obsolescence, and large fluctuations in demand.  This industry is further characterized by intense competition and volatility.  The OEMs serving this industry are pressured for increased product performance and lower product prices, and their misjudgments of order quantities negatively affect our business by reducing or canceling orders by OEMs.  OEMs, in turn, make similar demands on their suppliers, such as us, for increased product performance and lower prices.  Recently, certain segments of the electronic industry have experienced a significant softening in product demand.  Such lower demand may affect our customers, in which case the demand for our products may decline and our growth could be adversely affected.

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

Sales to customers outside of North America accounted for 44.9% of net revenues during the nine months ended September 30, 2012, and we expect that international sales will continue to represent a material portion of our total revenues. International sales are subject to the risks of international business operations as described above, as well as generally longer payment cycles, greater difficulty collecting accounts receivable, and currency restrictions.

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

During the second quarter of 2011, we invested in our major shareholder – Telkoor Telecom Ltd. ( a publicly traded company in Israel) through our wholly own subsidiary, DPL. This strategic investment was classified as an available-for-sale security and was recorded in our financial statements at the market value.  Under United States generally accepted accounting principles ("U.S. GAAP"), unrealized losses are reflected as "accumulated other comprehensive loss" in the equity, unless there is deemed to be a permanent decrease in market value. During the three months ended September 30, 2012, we reclassified this investment and recorded it at cost or fair value, whichever is lower. Based on the fair value analysis, we recorded a other than temporary impairment loss of $218,000 during the three months ended September 30, 2012. We have recorded this loss under Finance expense on the income statement.

Our common stock price is volatile.

Our common stock is listed on the NYSE Amex and is thinly traded.  In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects.  The exercise of outstanding options and warrants may adversely affect our stock price and a shareholder’s percentage of ownership.  As of September 30, 2012, we had outstanding exercisable options to purchase an aggregate of 488,513 shares of common stock, with a weighted average exercise price of $1.20 per share.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

 None.

ITEM 4.        RESERVED

ITEM 5.        OTHER INFORMATION

 On November 20, 2012, the Company issued a press release announcing its financial results for the second quarter ended September 30, 2012.  A copy of the press release is furnished as Exhibit 99.1 hereto.

 On July 31, 2012, we received a letter from the SEC in relation to our Form 10-K for the year ended December 31, 2011 file on April 3, 2012 and our Form 10-Q Amendment No. 1 for the quarter ended March 31, 2012 filed on May 25, 2012. Our response was filed with the SEC and we have received no further comments from them.

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

Dated:  November 20, 2012

Digital Power Corporation

By:	/s/ Amos Kohn
Amos Kohn
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)