Form 10-K
period 2012-12-31
DIGITAL POWER CORP
filed 2013-03-29
CIK 896493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to __________

Commission File Number 1-12711

DIGITAL POWER CORPORATION
(Exact name of registrant as specified in its charter)

California	94-1721931
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

48430 Lakeview Blvd, Fremont, California 94538-3158
(Address of principal executive offices, including zip code)

510-657-2635
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, no par value	NYSE MKT

Securities registered pursuant to Section 12(g) of the Act:

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
Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐    No ☑

As of June 30, 2012, the aggregate market value of the voting common stock held by non-affiliates was approximately $8,235,780 based upon the closing price of the common stock on the NYSE MKT on that date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 27, 2013, the number of shares of common stock outstanding was 6,853,161.

DOCUMENTS INCORPORATED BY REFERENCE
None.

As used in this annual report, the terms “we,” “us,” “our,” “Company,” “Digital,” or “Digital Power,” mean Digital Power Corporation, a California corporation, and its subsidiaries unless otherwise indicated.

The following information should be read in conjunction with the Consolidated Financial Statements and the notes thereto located elsewhere in this Annual Report on Form 10-K. This Report, and in particular “Management's Discussion and Analysis of Financial Condition and Results of Operations,” contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In this report, the words "believes," "anticipates," "intends," "expects," "plans," "should," "will," "seeks" and words of similar import identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: our history of net losses; our dependence on Telkoor Telecom Ltd. to design certain of our standard products; the possible limits of our strategic focus on our power supply component competencies; our dependence on a few major customers; uncertainty of market acceptance of our product; the effects of the ongoing slowdown affecting world financial markets; and other factors referenced in "Risk Factors" and other sections of this Annual Report. Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

PART I.

ITEM 1.	DESCRIPTION OF BUSINESS.

General

Digital Power Corporation is a solution-driven organization that designs, develops, manufactures and sells high-grade customized and flexible power system solutions for the most demanding applications in the medical, military, telecom and industrial markets.  We are highly focused on high-grade and custom product designs for both the commercial and military/defense markets, where customers demand high density, high efficiency and ruggedized products to meet the harshest and/or military mission critical operating conditions.  We are a California corporation originally formed in 1969, and our common stock trades on the NYSE MKT under the symbol “DPW”. Our corporate headquarters are located in the heart of the Silicon Valley.

We also have a wholly-owned subsidiary, Digital Power Limited ("DPL"), which operates under the brand name of “Gresham Power Electronics” (“Gresham”).  DPL is located in Salisbury, England, and designs, manufactures and sells power products and system solutions mainly for the European marketplace, including power conversion, power distribution equipment, DC/AC (Direct Current/Active Current) inverters and UPS (Uninterrupted Power Supply) products. DPL’s defense business has specialists in the field of naval applications of power distribution conversion.

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

We market and sell our products to many diverse market segments, including the telecom, industrial, medical and military/defense industries.  Our products serve a global market, with an emphasis on North America and Europe.  We offer a broad product variety, including a full custom product design, standard and modified-standard products. Our unique high-speed switching power rectifiers includes but is not limited to custom power products, front-end, open-frame, enclosed, Compact PCI, MicroTCA, PoE (Power over Ethernet) and other product solutions, providing power output from 50 to 24,000 watts.

In an effort to provide short lead-times, high quality products and competitive pricing to support our markets, we have entered into production agreements with several contract manufacturers located in Asia, primarily China.  These agreements allow us to better control production costs and ensure high quality products deliverable in a timely manner to meet market demand.

We intend to remain an innovative leader in the development of cutting-edge custom power solutions and feature rich products to meet any customer needs and requirements, rugged power systems to meet harsh and extreme operation environmental requirements, and high performance, high efficiency, high-density and modular power systems.   We are focusing today on developing even more high-grade custom power system solutions for numerous customers in a broadly diversified range of markets and challenging environments. Each product development is based on best of class performance criteria, including unique, advanced feature sets and a special layout to meet our customers’ unique operating conditions where efficiency, size and time to market are key to their success.  We are taking initiatives to develop and sell high efficiency “green power” solutions.

Power System Solutions

We provide custom power system solutions, high-grade flexibility series power supply products, off-the-shelf products and value-added services to diverse industries and markets including military/defense, telecom, medical and industrial.  We believe that our solutions leverage a combination of low leakage power emissions, high power density, superior power efficiency, design flexibility and short time to market.

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

High-Grade Flexibility Series Power Supply Product .   We offer our feature rich based power rectifiers that support flexible configuration and high-grade design implementation. This include innovative designs and implementation including Digital Signal Processing (“DSP”) control for Power Factor Correction (“PFC”) and DC/DC, synchronous rectifier outputs under DSP control, two phase PFC, hot pluggable, current sharing and other features. While some of our customers have special requirements that include a full custom design, other customers may require only certain electrical changes to standard power supply products, such as modified output voltages and unique status and control signals, and mechanical repackaging tailored to fit the specific application. We offer a wide range of standard and modified standard products that can be easily integrated with any platform across our diversified market segments.

Value-Added Services .    In addition to our custom solutions and high-grade flexibility series proprietary products that we offer, we also provide value-added services to original equipment manufacturers (“OEMs”).  We incorporate an OEM’s selected electronic components, enclosures, cable assemblies and other compliance components into our power system solutions to produce a power subassembly that is compatible with the OEM’s own equipment and specifically tailored to meet the OEM’s needs.  We purchase parts and components that the OEM itself would otherwise attach to, or integrate with, our power systems, and provide the OEM with the integration and installation service, thus eliminating a complex, time-consuming and costly integration.  We believe that this value-added service is well suited to those OEMs who wish to reduce their vendor base and minimize their investment in manufacturing that leads to increased fixed costs.  Based on these value-added services, the OEMs do not need to build assembly facilities to manufacture their own power subassemblies and thus are not required to purchase individual parts from many vendors.

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

Our products are sold directly by our sales force and through a network of manufacturers’ representatives and distributors.  Our sales strategy is to identify and focus on strategic accounts. This strategy allows us to maintain a close and direct relationship with them, which positions us as the supplier of choice for these customers’ challenging, innovative and demanding new product requirements.  In striving for additional market share, we simultaneously seek to strengthen our traditional sales channels of manufacturer representatives and distributors. We plan to continue to build more channels and increase our market share through 2013.

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

Furthermore, we believe that we have the talent and engineering experience to satisfy any of our customers’ product or platform requirements.  If an OEM customer specifies a different set of power system parameters, we will custom design or modify a product to meet the OEM’s requirements    With a wide range of solutions from our custom designs to our high-grade flexibility series products, our professional design team can provide economical and timely product solutions to our OEM customers.  In addition, as our power systems meet all appropriate environmental requirements and safety standards, our smaller OEM customers can expedite the process of independent safety agency testing by companies such as Underwriters Laboratories, and save considerable expense.   By offering OEM customers choices with Digital Power’s custom, flexibility series, high-grade and high-efficiency power system solutions, we believe we provide certain strategic advantages over our competitors.

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

We sell certain products that are developed, manufactured and sold to us by Telkoor, an Israeli company that currently holds 42.3% of our outstanding common stock.   In coordination with Telkoor, and in order to accelerate delivery and reduce the cost of some of the products we purchase from Telkoor, we have obtained the right to order products directly from Telkoor’s contract manufacturers, as well as from our own contract manufacturers in China, in exchange for the payment of royalties to Telkoor.

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

Some of our products are subject to ITAR, which is administered by the U.S. Department of State. ITAR controls not only the export of certain products specifically designed, modified, configured or adapted for military systems, but also the export of related technical data and defense services and foreign production. We obtain required export licenses for any exports subject to ITAR. Compliance with ITAR may require a prolonged period of time; if the process of obtaining required export licenses for products subject to ITAR is delayed, it could have a materially adverse effect on our business, financial condition, and operating results. Any future restrictions or charges imposed by the United States or any other country on our international sales or sales by  DPL, our foreign subsidiary, could have a materially adverse effect on our business, financial condition, and operating results.  In addition, from time to time, we entered into contracts with defense contract manufacturers for the government of Israel’s defense programs, which were funded by, and governed by the regulations of, the U.S. Foreign Military Financing program.

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

We also partner with various design and contract engineering firms for development of some of our new products supported by our internal engineering services staff.  Furthermore, we continue to leverage the close relationship we have with one of our major shareholders, Telkoor, to introduce new products that Telkoor develops for its market and makes available for us. Finally, from time to time, we modify standard products to meet specific customer requirements, including, but not limited to, converting commercial products into full military MIL-SPEC products and other unique modification and adjustments, when applicable. We are experiencing an increasing demand for ruggedization of commercial products for military applications. To meet that requirement, our engineering team continues to ruggedize commercial products, which we sell as commercial off the shelf products to some of our military customers. We continually seek to improve our product power density, adaptability, and efficiency, while attempting to anticipate changing market demands for increased functionality, such as PFC and improved EMI (electromagnetic interference) filtering. We continue to differentiate all of our products from commodity-type products by enhancing, modifying and customizing our existing product portfolio, using our engineering lab in California. In August 2010, we purchased the IP and production packages of the compact peripheral component interface (Compact PCI, or CPCI) AC/DC and DC/DC power supply series from Telkoor Power Systems Ltd. (“TPS”), a wholly owned subsidiary of Telkoor.  The IP purchase was to support our strategy being a leader supplier of CPCI products for commercial and defense markets.  We received from this purchase a portfolio of industry-leading CPCI AC/DC power supplies delivering 600 Watts and 650 Watt of continuous power. These hot-swappable power supplies feature N+1 redundant connection and active load current share. This IP strategic acquisition expands our presence for industrial, telecom, and military/defense applications that require increasing amounts of power.  As a result of this purchase, we have decreased our manufacturing costs.

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

We anticipate in the current economic situation, additional competitors may enter into strategic alliances or even acquisitions.  Competition could thus become more problematic if consolidation trends in the electronics industry continue and some of the OEMs to whom we sell our products are acquired by larger OEMs.  To remain competitive, we must continue to compete favorably on the basis of value by providing reliable manufacturing, offering customer-driven engineering services including custom design and manufacturing, continuously improving quality and reliability levels, and offering flexible and reliable delivery schedules.

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

Employees

As of December 31, 2012, we had 29 employees located in the United States and the United Kingdom, of whom seven were engaged in engineering and product development, seven in sales and marketing, seven in general operations and eight in general administration and finance.  All but four of these employees are employed on a full-time basis.  None of our employees are currently represented by a trade union. We consider our relations with our employees to be good.

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

We experienced an operating loss and a net loss during the year ended December 31, 2012, and we have historically experienced net losses and we may experience net losses in the future.

For the year ended December 31, 2012, we had an operating loss of $94,000 and a net loss of $329,000 compared to an operating profit of $1.16 million and a net profit of $1.12 million for the year ended December 31, 2011.  Although we have actively taken steps to increase our revenue and reduce our costs, we may incur operating and net losses in the future unless we continue to increase revenues by selling current and custom design products, transitioning to production stage of our custom design products and decreasing manufacturing costs through a greater use of contract manufacturers in Asia and other strategic locations.

The Company concluded that unrealized losses on its available-for-sale securities were other-than-temporary. As such, the Company recognized an impairment charge outstanding securities during the year ended December 31, 2012.

We depend on Telkoor to design and manufacture some of our products.

We depend on Telkoor, our largest shareholder and one of our third party subcontractors, for design and manufacturing capabilities for some of the products that we sell. If Telkoor is unable or unwilling to continue designing or manufacturing our products in required volumes and with a certain level of quality on a timely basis, that could lead to loss of sales and adversely affect our operating results and cash position. We also depend on Telkoor's intellectual property and ability to transfer production to third party manufacturers. Failure to obtain new products in a timely manner or delay in delivery of products to customers will have an adverse effect on our ability to meet our customers’ expectations.  In addition, we operate in highly competitive markets where our ability to sell Telkoor’s products could be adversely affected by Telkoor’s agreements with other companies, long lead-times and the high cost of Telkoor’s products.  In April 2008, for example, Telkoor signed a “Private Label” agreement with Murata Power Solutions in Canada to sell Telkoor’s products under the Murata brand name, which agreement positions Murata as a direct competitor of ours with respect to the sale of Telkoor’s products in North America.  Also, in 2012, Telkoor’s manufacturing lead-times increased, which has hindered our ability to respond to our customers’ needs.  Telkoor’s principal offices, research and development and manufacturing facilities are located in Israel. Political, economic, and military conditions in Israel directly affect Telkoor’s operations.  We are also dependent upon Telkoor’s terms and conditions with its contract manufacturers for some of our products, which terms and conditions may not always be in our best interest.  In 2010, the Company purchased certain IP from Telkoor in order to reduce its dependency on Telkoor with respect to a certain line of products. We also recently entered into a Manufacturing Rights Agreement with Telkoor pursuant to which we were granted the non-exclusive right to directly place purchase orders for certain products from third party manufacturers in consideration for payment of royalties.

We are dependent upon our ability, and our contract manufacturers’ ability, to timely procure electronic components.

Because of the global economy, many raw material vendors have reduced capacities, closed production lines and, in some cases, even discontinued their operations. As a result, there is a global shortage of certain electronic components, which has extended our production lead-time and our production costs.  For example, in some cases, finished goods that used to be available in 14 weeks for a production purchase order are now available only after 20 weeks.  Also, some materials are no longer available to support some of our products, thereby requiring us to search for cross materials or, even worse, redesign some of our products to support currently-available materials.  Such redesign efforts may require certain regulatory and safety agency re-submittals, which may cause further production delays. While we have initiated actions that we believe will limit our exposure to such problems, the dynamic business conditions in many of our markets may challenge the solutions that have been put in place, and issues may recur in the future.

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

Our success depends on our ability to attract, retain and motivate our key management personnel, including, but not limited to, our President and CEO, sales force, and key engineers, necessary to implement our business plan and to grow our business. Despite the adverse economic conditions at this time, and those occurring over the past several years, competition for certain specific technical and management skill sets is intense. If we are unable to identify and hire the personnel that we need to succeed, or if one or more of our present key employees were to cease to be associated with us, our future results could be adversely affected.  Our President and CEO, Amos Kohn, will continue to serve as Chief Financial Officer (“CFO”) on an interim basis until the Company hires a new CFO.  Mr. Kohn continues to serve in his role as our President and CEO. Mr. Kohn’s employment agreement with the Company expired on December 31, 2010, as of March 29, 2013, Mr. Kohn and the Company has not signed a new employment agreement.

We depend upon a few major customers for a majority of our revenues, and the loss of any of these customers, or the substantial reduction in the quantity of products that they purchase from us, would significantly reduce our revenues and net income.

We currently depend upon a few major OEMs and other customers for a significant portion of our revenues. Because of the global economic downturn, we have experienced a reduction of orders by OEMs and a reduction or cancellation of orders, scaling back of certain activities and workforce layoffs by other customers.  The loss of any of these customers, or a substantial reduction in the quantity of products that they purchase from us, would significantly reduce our revenues and net income. Furthermore, diversions in the capital spending of certain of these customers to new network elements have and could continue to lead to their reduced demand for our products, which could, in turn, have a material adverse effect on our business and results of operations. If the financial condition of one or more of our major customers should deteriorate, or if they have difficulty acquiring investment capital due to any of these or other factors, a substantial decrease in our revenues would likely result.

We are dependent on the electronic equipment industry, and accordingly will be affected by the impact on that industry by the current economic conditions.

Substantially all of our existing customers are in the electronic equipment industry, and they manufacture products that are subject to rapid technological change, obsolescence, and large fluctuations in demand.  This industry is further characterized by intense competition and volatility.  The OEMs serving this industry are pressured for increased product performance and lower product prices.  OEMs, in turn, make similar demands on their suppliers, such as us, for increased product performance and lower prices.  The current economic condition have affected the entire supply chain, including us.  Recently, certain segments of the electronic industry have experienced a significant softening in product demand.  Such lower demand may affect our customers, in which case the demand for our products may decline and our growth could be adversely affected.

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

Our operating results have in the past been subject to quarter-to-quarter fluctuations, and we expect that these fluctuations will continue, and may increase in magnitude, in future periods. Demand for our products is driven by many factors, including the availability of funding for our products in customers’ capital budgets. There is a trend for some of our customers to place large orders near the end of a quarter or fiscal year, in part to spend remaining available capital budget funds. Seasonal fluctuations in customer demand for our products driven by budgetary and other concerns can create corresponding fluctuations in period-to-period revenues, and we therefore cannot assure you that our results in one period are necessarily indicative of our revenues in any future period. In addition, the number and timing of large individual sales and the ability to obtain acceptances of those sales, where applicable, have been difficult for us to predict, and large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or deferral of one or more significant sales in a quarter could harm our operating results. It is possible that, in some quarters, our operating results will be below the expectations of public market analysts or investors. In such events, or in the event adverse economic conditions prevail, the market price of our common stock may decline significantly.

Failure of our information technology infrastructure to operate effectively could adversely affect our business.

We depend heavily on an information technology infrastructure to achieve our business objectives. If a problem occurs that impairs this infrastructure, the resulting disruption could impede our ability to record or process orders, manufacture and ship in a timely manner, or otherwise carry on business in the normal course. Any such events could cause us to lose customers or revenue and could require us to incur significant expense to remediate.

We are subject to certain governmental regulatory restrictions relating to our international sales.

Some of our products are subject to ITAR rules, which are administered by the U.S. Department of State. ITAR controls not only the export, import and trade of certain products specifically designed, modified, configured or adapted for military systems, but also the export of related technical data and defense services as well as foreign production.  Any delays in obtaining the required export, import or trade licenses for products subject to ITAR rules could have a materially adverse effect on our business, financial condition, and/or operating results.  In addition, changes in United States export and import laws that require us to obtain additional export and import licenses or delays in obtaining export or import licenses currently being sought could cause significant shipment delays and, if such delays are too great, could result in the cancellation of orders. Any future restrictions or charges imposed by the United States or any other country on our international sales or foreign subsidiary could have a materially adverse effect on our business, financial condition, and/or operating results. In addition, from time to time, we have entered into contracts governed by the U.S. Foreign Military Financing program (FMF).  Failure to retain compliance with ITAR rules could have a materially adverse effect on our business, financial condition, and/or operating results.

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

Sales to customers outside of North America accounted for 86.7% of net revenues in the year ended December 31, 2012 and for 57.9% of net revenues in the year ended December 31, 2011, and we expect that international sales will continue to represent a material portion of our total revenues. International sales are subject to the risks of international business operations as described above, as well as generally longer payment cycles, greater difficulty collecting accounts receivable, and currency restrictions.  In addition, DPL, our wholly-owned foreign subsidiary in the United Kingdom, supports our European and other international customers, distributors, and sales representatives, and therefore is also subject to local regulation.  International sales are also subject to the export laws and regulations of the United States and other countries.

If our accounting controls and procedures are circumvented or otherwise fail to achieve their intended purposes, our business could be seriously harmed.

We evaluate our disclosure controls and procedures as of the end of each quarter, and are annually reviewing and evaluating our internal control over financial reporting in order to comply with Securities and Exchange Commission (“SEC”) rules relating to internal control over financial reporting adopted pursuant to the Sarbanes-Oxley Act of 2002. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain effective internal control over financial reporting or our management does not timely assess the adequacy of such internal control, we may be subject to regulatory sanctions, and our reputation may decline.

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

Our common stock price is volatile.

Our common stock is listed on the NYSE MKT and is thinly traded.  In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects.  The exercise of outstanding options and warrants may adversely affect our stock price and a shareholder’s percentage of ownership.  As of December 31, 2012, we have outstanding options to purchase an aggregate of 832,793 shares of common stock, with a weighted average exercise price of $1.30 per share, exercisable at prices ranging from $0.48 to $1.79 per share.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	DESCRIPTION OF PROPERTY.

Our headquarters utilizes 12,396 square foot of leased office, engineering, laboratory, and warehouse space in Fremont, California. (the “Original Premises”).  Our total space lease (the “Lease”) commenced on November 1, 2012 and expires on June 30, 2019.  The annual base rent under the Lease, payable on a monthly basis, increases during the term of the Lease from approximately $138,000 during the first year to approximately $160,000 during the final year; our current rent under the Lease is $11,528 per month.  The Lease also provides for one option to renew for a term of five years.

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

Our common stock is listed and traded on the NYSE MKT under the symbol DPW.  The following tables set forth the high and low closing sale prices, as reported by NYSE MKT, for our common stock for the prior two years.

Quarter Ended	High	Low
12/31/2012	$1.40	$0.65
09/30/2012	1.36	1.03
06/30/2012	1.52	1.10
03/31/2012	2.05	1.53

12/31/2011	$1.83	$1.50
09/30/2011	1.76	1.40
06/30/2011	1.69	1.33
03/31/2011	1.89	1.35

The last reported sale price of our common stock on the NYSE MKT on March 27, 2013 was $0.62 per share.

(b)	Holders

As of March 27, 2013, there was an aggregate of 6,853,161 shares of our common stock outstanding, held by approximately 69 holders of record.

(c)	Dividends

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

During the year ended December 31, 2012, profitability decreased significantly from the prior year.  We intend to remain an innovative leader in the development of cutting-edge custom power solutions, low emission, high-grade, high-density, modular power systems and rugged power solutions to meet harsh and extreme environmental requirements. We also intend to continue to pursue our strategy to reduce production costs and deliver high quality products in a timely manner through production agreements with numerous contract manufacturers in Asia.  Our revenues have decreased and we had an operating and a net loss.  We believe that our cash will be sufficient to fund our operation in the next 12 months.

Foreign Currency Fluctuations

Our wholly-owned subsidiary, DPL, operates using the United Kingdom pound sterling.  Therefore, we are subject to monetary fluctuations between the U.S. dollar and the United Kingdom pound sterling.  For the year ended December 31, 2012, we recorded a foreign currency translation loss of $41,000 in Other Comprehensive Income (Loss) in shareholders’ equity.  For the year ended December 31, 2011, we recorded a foreign currency translation loss of $18,000.

Results of Operations

The table below sets forth certain statements of operations data as a percentage of revenues for the years ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012	2011
Revenues	100.00%	100.00%
Cost of revenues	59.71	59.79
Gross profit	40.29	40.21
Engineering and product development	8.20	6.67
Sales and marketing	12.42	8.98
General and administrative	20.77	14.26
Total operating expenses	41.39	29.91
Operating income (loss)	(1.10)	10.30
Financial income (expenses)	(2.70)	0.07
Income before tax	(3.80)	10.37
Tax expenses	(0.03)	0.37
Net income (loss)	(3.83)%	10.00%

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

Year Ended December 31, 2012, Compared to Year Ended December 31, 2011

Revenues

For the year ended December 31, 2012, revenues decreased by 30.7% to $8,589,000 from $11,231,000 for the year ended December 31, 2011.  The decrease in revenues is mainly due to lower sales of our standard and custom design commercial products and our military products. During the year ended December 31, 2012, we generated revenues from the sale of a fully customized product solution for the medical market, as part of our earlier strategy to transition away from a dependence on standard, commodity products.

Revenues derived from our defense products for the year ended December 31, 2012 were $1,844,000, a decrease of 24.7% from revenues of $2,593,000 from defense products for the year ended December 31, 2011.  Revenues derived from our commercial products for the year ended December 31, 2012 decreased by 21.9% to $6,745,000 from $8,638,000 for the year ended December 31, 2011.  The decrease in commercial product revenue in 2012 resulted primarily from the decrease in sales of our standard commercial products.

Revenues from our domestic operations decreased by 22.8% to $5,077,000 for the year ended December 31, 2012, from $6,577,000 for the year ended December 31, 2011. The decrease in product revenues was mainly attributed to a decrease in sales of our standard commercial products.

 Revenues from our European operations (Gresham) decreased by 24.5% to $3,512,00 for the year ended December 31, 2012, from $4,654,000 for the year ended December 31, 2011.  The decrease in revenues from Gresham in 2012 was due to a decrease in commercial product revenues and by a decrease in defense product revenues.

Gross Margins

Gross margins were 40.3% for the year ended December 31, 2012, compared to 40.2% for the year ended December 31, 2011.  We retained the same level of gross margins in 2012 as a result of our effort to continue outsourcing our production to contract manufacturers in Asia, cost reductions and variations in our product mix.

Engineering and Product Development

Engineering and product development expenses were $704,000, or 8.2% of revenues, for the year ended December 31, 2012, compared to $749,000, or 6.7% of revenues, for the year ended December 31, 2011.  The increase was attributable to new product development during the year.

Selling and Marketing

Selling and marketing expenses were $1,067,000, or 12.4% of revenues, for the year ended December 31, 2012, compared to $1,009,000, or 9.0% of revenues, for the year ended December 31, 2011. The increase in selling and marketing expenses for the year ended December 31, 2012 was primarily due to an increase in travel and convention expenses.

General and Administrative

General and administrative expenses were $1,784,000, or 20.8% of revenues, for the year ended December 31, 2012, compared to $1,601,000, or 14.3% of revenues, for the year ended December 31, 2011. The increase in general and administrative expenses during the year ended December 31, 2012 was mainly due to an increase in legal expenses and an increase in general expenses, such as insurance.

Financial Expenses, Net

Financial expenses were $233,000 for the year ended December 31, 2012, compared to financial income of $8,000 for year ended December 31, 2011. The change in financial results was mainly due to recognition of an impairment of investment and foreign currency fluctuations during the respective periods.

Net Income (Loss)

For the year ended December 31, 2012, we had a net loss of $329,000 compared to a net income of $1.12 million for the year ended December 31, 2011. The net income for the year ended December 31, 2012 was due primarily to the decrease in our revenues compared to prior year.

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

During 2012 and 2011, we recorded inventory write-offs of $45,000 and $36,000, respectively.

Allowance for Doubtful Accounts

Our accounts receivable are derived from sales to customers located primarily in the U.S. and Europe.  We perform ongoing credit evaluations of our customers’ financial condition and currently require no collateral from our customers.  An allowance for doubtful accounts for estimated losses is maintained in anticipation of the inability of customers to make required payments. The allowance for doubtful accounts as of December 31, 2012 and 2011 was $146,000 and $148,000, respectively. When we become aware that a specific customer is unable to meet its financial obligations as a result of bankruptcy or the deterioration of the customer’s operating results or financial position, for example, we record a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance.  We are not able to predict changes in the financial condition of customers, and if the condition or circumstances of our customers deteriorates, estimates of the recoverability of trade receivables could be materially affected and we may be required to record additional allowances.  Alternatively, if our estimates are determined to be greater than the actual amounts necessary, we may decrease a portion of such allowance in future periods based on actual collection experience.

Other Accrued Liabilities

Our accrued liabilities are based on a variety of factors including past experience and, in many cases, require estimates.  If future experience differs from these estimates, operating results in future periods would be impacted.

Marketable Securities

The Company had classifies its investment in Telkoor's shares as available-for-sale securities in accordance with ASC 320, "Investment in Debt and Equity Securities". Marketable securities classified as "available for sale securities" are carried at fair value, based on quoted market prices. Unrealized gains and losses are reported in a separate component of shareholders' equity in "accumulated other comprehensive loss". When evaluating the investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company's intent to sell, or whether it is more likely than not that it will be required to sell, the investment before recovery of the investment's amortized cost basis.

Equity securities that do not have readily determinable fair values (i.e., non-marketable equity securities) and are not required to be accounted for under the equity method are typically carried at cost (i.e., cost method investments), as described in ASC 325-20.

Management sought an independent appraisal in November 2012 to determine the fair value of the investment as of September 30, 2012. Based on the factors considered by the Company, the Company concluded that unrealized losses on its available-for-sale securities were other-than-temporary. As such, the Company recognized an impairment charge of $218 on outstanding securities during the year ended December 31, 2012 which was classified as other expenses and reversed the temporary loss recognized in 2011. In accordance with ASC 325, Telkoor’s equity shares held by the Company are presented at cost and will be reviewed for impairment in accordance with ASC 320.

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

Liquidity and Capital Resources

On December 31, 2012, we had cash and cash equivalents of $1,821,000 and working capital of $3,957,000. This compares with cash and cash equivalents of $1,777,000 and working capital of $3,846,000 at December 31, 2011. The increase in cash and cash equivalents was due mainly to the collection of accounts receivables and decrease in inventory. The increase in working capital was mainly due to a decrease in payables, offset partially by a decrease in accounts receivable and inventory.

           Net cash provided by operating activities totaled $197,000 for the year ended December 31, 2012, compared to net cash provided by operating activities of $842,000 for the year ended December 31, 2011.  The net provided of cash from operating activities was mainly due to a decrease in accounts receivable and inventories.

 Net cash used in investing activities was $154,000 for the year ended December 31, 2012, compared to net cash used in investing activities of $1,277,000 for the year ended December 31, 2011. The net usage of cash from investing activities was due to purchase of capital equipment for $154,000.

 Net cash used by financing activities was $14,000 for the year ended December 31, 2012 was due to treasury stock and net cash provided by financing activities was $38,000 for the year ended December 31, 2011, due to the exercise of employee options.

In November 2012, we entered into a new approximately six and half year lease for our headquarters which utilizes 12,396 square foot of leased office, engineering, laboratory, and warehouse space in Fremont, California.  The annual base rent under the Lease, payable on a monthly basis, increases during the term of the Lease from approximately $138,000 during the first year to approximately $160,000 during the final year.  The lease also provides for one option to renew for a term of five years.

In September, 2010, our wholly-owned subsidiary, DPL, entered into a new fifteen year lease for its 25,000 square-foot facility in Salisbury, United Kingdom, where it designs, develops, manufactures, markets and distributes commercial and military power products for the European market. Sales and service support staff for its European network of distributors are located within the building together with other functions, such as engineering and administration.  DPL’s rent expense is approximately $13,000 per month, and DPL has the option to cancel the lease after ten years.

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2012, we have carried out an evaluation, under the supervision of, and with the participation of, our management, including our Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of our controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) were effective as of the end of the period covered by the report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management has concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

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

Evaluation of Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the positions and offices presently held by each of our current directors and executive officers and their ages:

Name	Age	Positions Held
Amos Kohn	52	President, Chief Executive Officer, Interim Chief Financial Officer, and Director
Ben-Zion Diamant	62	Chairman of the Board and Director
Yehezkel Manea	66	Director (1)
Robert Smith	67	Director (1)
Haim Yatim	49	Director (1)
Aaron Ben-Ze’ev	54	Director (1)

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

Haim Yatim

Haim Yatim has served as a member of our Board of Directors since September 2011. From 2006 until 2010, served as Chief Financial Officer and Board Member of  SimiGon Ltd., a publicly traded company (AIM:SIM) that develops software for training and simulation industry. As SimiGon's CFO, Mr. Yatim managed the initial public offering process on AIM on the London Stock Exchange including managing the legal due diligence process, working with underwriters and participating in a road show in UK and France with Investment Banks. Previously, Mr. Yatim served as CFO at Digital Power Corporation. As the company CFO, Mr. Yatim was responsible for financial reporting to the SEC, corporate accounting and tax preparation, budgeting, forecasting, and risk management. Prior his role at Digital Power, Mr. Yatim was a partner of Kost Forer Gabbay & Kasierer, a Member of Ernst & Young Global Limited where he advised on successful NASDAQ listings of technology companies. Mr. Yatim holds a B.Sc. in Accounting and Economics from University of Tel-Aviv, Israel

Aaron Ben-Ze’ev

Aaron Ben-Ze'ev has served as a member of our Board of Directors since September 2012. From 2004 to 2012, Mr. Ben-Ze’ev served as President of the University of Haifa (the "University"), one of seven research universities in Israel, which has a budget more than $217 million and an enrollment of approximately 18,000 students. As President, Professor Ben-Ze'ev was responsible for the overall administrative and financial direction of the University and served as a member of the Financial Committee and the Investment Committee (which oversees an investment portfolio of about $200 million). Professor Ben-Ze'ev is a professor of Philosophy at the University, holds a B.A. degree in Philosophy and Economics and an M.A. in Philosophy from the University of Haifa, and a Ph.D. in Philosophy from the University of Chicago.

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

Board and Committee Membership

Our Board is currently composed of six members and maintains the following three standing committees: (1) the Audit Committee; (2) the Compensation Committee; and (3) the Nominating and Governance Committee. The membership and the function of each of the committees are described below. Our Board may, from time to time, establish a new committee or dissolve an existing committee depending on the circumstances. Current copies of the charters for the Audit Committee, the Compensation Committee and the Nominating and Governance Committee can be found on our website at www.digipwr.com.

Audit Committee

Messrs. Smith, Yatim, Ben-Ze’ev, and Manea currently comprise the Audit Committee of our Board.  Our Board has determined that each of the current members of the Audit Committee satisfies the requirements for independence and financial literacy under the standards of the SEC and the NYSE MKT. Our Board has also determined that Mr. Manea qualifies as an “audit committee financial expert” as defined in SEC regulations and satisfies the financial sophistication requirements set forth in the NYSE MKT Rules.

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

Compensation Committee

Messrs. Smith, Yatim, Ben-Ze’ev, and Manea currently comprise the Compensation Committee of our Board.  Our Board has determined that each of the current members of the Compensation Committee meets the requirements for independence under the standards of the SEC and the NYSE MKT.

The Compensation Committee is responsible for, among other things, reviewing and approving executive compensation policies and practices; reviewing and approving salaries, bonuses and other benefits paid to our officers, including our Chief Executive Officer and Chief Financial Officer; and administering our stock option plans and other benefit plans.

Nominating and Governance Committee

Messrs. Smith, Yatim, Ben-Ze’ev, and Manea currently comprise the Nominating and Governance Committee of our Board.  Our Board has determined that each of the current members of the Nominating and Governance Committee meets the requirements for independence under the standards of the SEC and the NYSE MKT.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than ten percent of a registered class of our equity securities to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC.  Executive officers, directors and 10% shareholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file.  Based solely upon our review of Forms 3, 4 and 5 received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2012, all such filing requirements applicable to our officers, directors and ten percent shareholders were fulfilled with the following exceptions:

Name	Number of Late Insider Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Haim Yatim	1	1	-
Aaron Ben-Ze'ev	1	1	-
Robert Smith	1	1	-
Yehezkel Manea	1	1	-

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

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned in all capacities during the years ended December 31, 2012 and 2011, by our (i) Chief Executive Officer and (ii) executive officers, other than the Chief Executive Officer, whose salaries for the 2012 year, as determined by Regulation S-K, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total Compensation ($)
Amos Kohn	2012	$210,000	$25,000	-	-	-	-	$54,726	$289,726
Chief Executive Officer (2)	2011	$200,000	-	-	$114,000	-	-	$54,601	$368,601

(1) The amounts in “All Other Compensation” consist primarily of health insurance benefits, and also include long-term and short-term disability insurance benefits.

(2) Mr. Kohn became our President and Chief Executive Officer in 2008.  Prior to that date, he had served as a non-employee member of our Board since 2003.  The 2012 and 2011 compensation set forth above for Mr. Kohn includes consulting fees of approximately $9,000 and $38,000, respectively, paid to TechLead, a company for which Mr. Kohn serves as CEO.

Director Compensation

Independent directors receive $10,000 annually for serving on our Board. The director designated by the Board as the Audit Committee financial expert receives an additional annual fee of $5,000 for serving as the financial expert. Directors are paid quarterly in arrears for their services.

Subject to Board approval, upon joining our Board, independent directors may also receive a grant of an option under our 2012 Stock Option Plan to purchase 10,000 shares of our common stock. In addition, subject to Board approval, each independent director may be granted, on an annual basis, an option to purchase an additional 10,000 shares of our common stock. Options vest over a four-year period, 25% per year. Each option has an exercise price equal to the fair market value of our common stock on the grant date and a maximum term of ten years, subject to earlier termination upon the cessation of service as a director.

Chairman of the Board of Directors, Ben-Zion Diamant, receives monthly consulting fees of $6,000 and no equity compensation.

The table below sets forth, for each non-employee director, the total amount of compensation related to his service during the year ended December 31, 2012:

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ben-Zion Diamant (1)	-	-	-	-	-	$72,000	$72,000
Robert Smith	$10,000	-	$6,800	-	-	-	$16,800
Yehezkel Manea	$15,000	-	$6,800	-	-	-	$21,800
Aaron Ben-Ze’ev	$2,500		$6,800				$16,800
Haim Yatim	$12,500	-	$6,800	-	-	-	$16,800

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

The Employment Agreement provides that if Mr. Kohn serves continuously as the Company’s President and Chief Executive Officer and (i) if certain performance objectives were met during 2008, his base salary during 2009 would increase to $200,000 or he would receive a bonus in the amount of $87,500; (ii) if certain performance objectives were met during 2009, he would receive a bonus equal to his then base salary times a fraction, the numerator of which is the Company’s gross profit for 2009 and the denominator of which is the Company’s gross revenue for 2009; and (iii) if certain performance objectives were met during 2010, he would receive a bonus equal to his then base salary times a fraction, the numerator of which is the Company’s gross profit for 2010 and the denominator of which is the Company’s gross revenue for 2010.  Effective January 1, 2009, Mr. Kohn’s base salary was increased to $200,000; although the performance goals for the Company during 2008 were not met, the Compensation Committee determined that, since the shortfall from the performance goals was not material, Mr. Kohn would receive an increase in his base salary to $200,000. No cash bonuses were paid in 2010 or 2011.

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

The Employment Agreement expired on December 31, 2010. As of March 29, 2013, Mr. Kohn has not signed a new employment agreement.

On September 12, 2011, the Compensation Committee of the Board (the “Compensation Committee”) decided to grant Mr. Kohn an option to purchase 100,000 shares of the Company’s common stock. The option vests in equal annual installments over a four-year period.

In August 2012, the Compensation Committee granted Mr. Kohn a bonus of $25,000 reflecting the positive performance of the Company during the year ended December 31, 2011.

Mr. Kohn continues to serve as the Company’s President, Chief Executive Officer, and interim Chief Financial Officer.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on outstanding equity awards as of December 31, 2012 to the Named Executive Officers:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Amos Kohn	10,000	-	-	$ 0.96	8/5/2013	-	-	-	-
	10,000	-	-	$ 1.05	5/8/2014	-	-	-	-
	10,000	-	-	$ 1.19	2/28/2015	-	-	-	-
	10,000	-	-	$ 1.16	3/9/2016	-	-	-	-
	10,000	-	-	$ 1.66	3/9/2017	-	-	-	-
	37,500	12,500	-	$ 0.84	7/3/2018	-	-	-	-
	7,500	2,500	-	$ 0.79	9/19/2018	-	-	-	-
	25,000	25,000	-	$ 1.79	8/11/2019	-	-	-	-
	18,750	56,250	-	$ 1.51	12/01/2020	-	-	-	-
	-	100,000	-	$ 1.60	09/11/2021	-	-	-	-

Employee Stock Ownership Plan

We adopted an Employee Stock Ownership Plan, or ESOP, in conformity with ERISA requirements. As of December 31, 2012, the ESOP owned, in the aggregate, 157,515 shares of our common stock. All eligible employees participate in the ESOP based on the employee’s level of compensation and length of service. Participation in the ESOP is subject to vesting over a six-year period. The ESOP provides for the Employee Stock Ownership Trust ("ESOT") to distribute the Company's Common shares or cash equivalent as retirement benefits to the participants. Our shares of common stock owned by the ESOP are voted by the ESOP trustees. Messrs. Diamant and Kohn are the current trustees of the ESOP.

Stock Option Plans

Our stock option plans currently consist of the Digital Power 2012, 2002, 1998, and 1996 Incentive Share Option Plans (the “Incentive Share Option Plans”). All of the Incentive Share Option Plans have expired, except for the 2012 Incentive Share Option Plan, which was approved by shareholders at the annual general meeting held on December 5, 2012 (the "2012 Plan").  Authorized for issuance under the 2012 Plan are 410,145 shares of our common stock.

The purpose of the 2012 Plan is to encourage stock ownership by employees, officers, and directors by giving them a greater personal interest in the success of the business and by providing them an added incentive to advance in their employment or service to Digital Power. The 2012 Plan provide for the grant of either incentive or non-statutory stock options. The exercise price of any stock option granted under the 2012 Plan may not be less than 100% of the fair market value of our common stock on the date of grant.

To the extent that an incentive stock option may be exercised in any given year for more than $100,000, the option will be deemed to be a non-statutory stock option. Generally, our stock option agreements permit cashless exercises where options are exercised and the underlying common stock is sold on the same day. Unless otherwise provided by the Board, an option granted under the 2012 Plans is exercisable for ten years. The 2012 Plan is administered by the Compensation Committee, which has discretion to determine optionees, the number of shares to be covered by each option, the exercise schedule and other terms of the options. The 2012 Plans may be amended, suspended, or terminated by the Board, but no such action may impair rights under a previously granted option. Each incentive stock option is exercisable, during the lifetime of the optionee, only so long as the optionee remains employed with us.  In general, no option is transferable by the optionee other than by will or by the laws of descent and distribution.

As of December 31, 2012, options to purchase 832,763 shares of common stock were issued and outstanding under the Incentive Share Option Plans, 40,000 of which were granted under the 2012 Plan following approval by shareholders.

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

Security Ownership

Except as otherwise indicated below, the following table sets forth certain information regarding beneficial ownership of our common stock as of March 27, 2013 by: (1) each of our current directors; (2) each of the named executive officers listed in the Summary Compensation Table; (3) each person known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock based upon Schedules 13G or 13D filed with the SEC; and (4) all of our directors and executive officers as a group. As of December 31, 2012, there were 6,853,161 shares of our common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 27, 2013 are deemed to be outstanding and to be beneficially owned by the person or group holding such options or warrants for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise indicated by footnote, to our knowledge the persons named in the table have sole voting and sole investment power with respect to all common stock shown as beneficially owned by them, subject to applicable community property laws. The table below is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G and Forms 3 and 4 filed with the SEC as of March 27, 2013. Unless otherwise indicated below, the address of each beneficial owner listed below is c/o Digital Power Corporation, 48430 Lakeview Blvd, Fremont, California 94538.

Name and Address of Beneficial owner	Number of Shares Beneficially Owned		Approximate Percent of Class
Telkoor Telecom Ltd. 5 Giborei Israel Netanya 42293 Israel	2,897,110		42.27%
Amos Kohn	367,515	(1)	5.36%
Ben-Zion Diamant	3,229,074	(2)	47.12%
Yehezkel Manea	45,000	(3)	*
Robert Smith	106,000	(4)	1.55%
Barry W. Blank P.O. Box 32056 Phoenix, AZ 85064	419,900		6.13%
All directors and executive officers as a group (5 persons)	3,569,813	(5)	52.39%

*      Less than one percent.

(1)   Represents (a) options to purchase 210,000 shares of common stock that are currently exercisable or exercisable within 60 days of March 27, 2013 and (b) 157,515 shares of common stock owned by the Digital Power ESOP for which Mr. Kohn serves as a trustee.

(2)   Mr. Diamant serves as a director of Telkoor.  Represents (a) options to purchase 62,500 shares, owned by Mr. Diamant, that are currently exercisable or exercisable within 60 days of March 27, 2013; (b)  157,515 shares of common stock owned by the Digital Power ESOP, for which Mr. Diamant serves as a trustee; (c) 2,897,110 shares beneficially owned by Telkoor, and (d) 111,949 shares held by a brokerage firm. Mr. Diamant disclaims beneficial ownership of the shares held by Telkoor, except to the extent of his proportionate pecuniary interest therein.

(3)   Represents (a) 22,500 options to purchase shares of common stock that are currently exercisable or exercisable within 60 days of March 27, 2013 and (b) 22,500 shares of common stock held by Mr. Manea.

(4)   Represents (a) options to purchase 102,500 shares of common stock that are currently exercisable or exercisable within 60 days of March 27, 2013 and (b) 3,500 shares of common stock held by a brokerage firm.

(5)   See Notes (1) - (4) above.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2012 with respect to compensation plans under which our common shares are authorized for issuance, aggregated as follows:

•	All compensation plans previously approved by security holders; and
•	All compensation plans not previously approved by security holders.

EQUITY COMPENSATION PLAN INFORMATION

Name	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	832,763	$1.30	370,145
Equity compensation plans not approved by security holders	-	-	-
Total	994,263	$1.24	396,645

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Relationship with Telkoor Power Supplies Ltd.

In the years ended December 31, 2012 and 2011, we purchased approximately $474,000 and $2,596,000, respectively, of products from Telkoor Power Supplies, Ltd., a wholly-owned subsidiary of our largest shareholder, Telkoor, of which Ben-Zion Diamant is the Chief Executive Officer.  We have no written agreement for the purchase of these products, other than purchase orders that are placed in the ordinary course of business when the products are needed.

Purchase of IP from Telkoor by DPL

On August 25, 2010, we and our wholly-owned subsidiary, DPL, entered into an agreement with TPS, a wholly-owned subsidiary of our largest shareholder, Telkoor Telecom Ltd., of which Mr. Diamant is the Chief Executive Officer.  Pursuant to such agreement, (1) TPS sold, assigned and conveyed to DPL all of its rights, title and interest in and to the intellectual property associated with the Compact Peripheral Component Interface 600 W AC/DC power supply series (the “Assets”) and (2) DPL granted to TPS an irrevocable license to sell the Assets in Israel on an exclusive basis. In consideration for the purchase of the Assets, DPL has paid TPS $480,000. The consideration for the license provided to TPS to sell the Assets in Israel is a royalty fee of 15% of TPS's direct production costs of sales, due on a quarterly basis.

Acquisition of Shares of Telkoor

On June 16, 2011 the Company has acquired 1,136,666 shares of Telkoor, a major shareholder of the Company and an Israeli company listed in the Tel Aviv stock exchange, for $0.88 (NIS 3) per share, which represents 8.8% of the outstanding shares of Telkoor. As a result of this transaction, an existing manufacturing agreement between Digital Power and Telkoor was updated and extended. Until September 30, 2012 the investment was accounted for as an available-for-sale investment and then reclassified the accounting of the investment at cost.

Manufacturing Agreement with Telkoor

On December 31, 2012, the Company entered into a Manufacturing Rights Agreement (the "Manufacturing Agreement") with Telkoor, pursuant to which among other things, Telkoor granted to the Company the non-exclusive right to directly place purchase orders for certain products from third party manufacturers for the purpose of marketing, selling and distributing the products for telecom, industrial, medical and military market segments in North and South America in consideration for the payment of royalty fees by the Company to Telkoor. The Manufacturing Agreement has a term of five years from the date of signature. During the agreement, Telkoor agreed not to directly or indirectly participate or engage, or assist any other party in engaging or preparing to engage, the customers of the Company in North and South America in connection with the sale or distribution of any of the products under the Manufacturing Agreement

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global (“Kost Forer”), has served as our independent registered public accounting firm since 2002 and has been appointed by the Audit Committee to continue as our independent registered public accounting firm for the year ending December 31, 2013.

Kost Forer also serves as the independent auditors of Telkoor. The auditing of our financial statements and Telkoor’s financial statements are handled by separate teams within Kost Forer.

Fees and Services

The following table shows the aggregate fees billed to us for professional services by Kost Forer for the years ended December 31, 2012 and 2011:

	2012	2011
Audit Fees	$123,000	$123,000
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$123,000	$123,000

Audit Fees . This category includes the aggregate fees billed for professional services rendered for the audits of our financial statements for the years ended December 31, 2012 and 2011, for the reviews of the financial statements included in our quarterly reports on Form 10-Q during 2012 and 2011, and for other services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant years.

Audit-Related Fees . This category includes the aggregate fees billed in each of the last two years for assurance and related services by the independent auditors that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported above under "Audit Fees," and generally consist of fees for other engagements under professional auditing standards, accounting and reporting consultations, internal control-related matters, and audits of employee benefit plans.

Tax Fees . This category includes the aggregate fees billed in each of the last two years for professional services rendered by the independent auditors for tax compliance, tax planning and tax advice.

All Other Fees . This category includes the aggregate fees billed in each of the last two years for products and services provided by the independent auditors that are not reported above under "Audit Fees," "Audit-Related Fees," or "Tax Fees."

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Exhibits

3.1	Amended and Restated Articles of Incorporation of Digital Power Corporation (1)
3.2	Amendment to Articles of Incorporation (1)
3.3	Bylaws of Digital Power Corporation (1)
10.1	1996 Digital Power Incentive Share Option (1)
10.2	1998 Digital Power Incentive Share Option Plan (2)
10.3	2002 Digital Power Incentive Share Option Plan (3)
10.4	Lease, dated as of August 21, 2007, between the Company and SDC Fremont Business Center, Inc. (4)
10.5	Employment Agreement with Amos Kohn (5)
10.6	2012 Digital Power Incentive Share Option Plan (6)
10.8†	Manufacturing Rights Agreement, dated December 30, 2012, by and between the Company and Telkoor Telecom Ltd.
23.1	Consent of Kost Forer Gabbay & Kasierer
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
(1)	Previously filed with the Commission on October 16, 1996 as an exhibit to the Company’s Registration Statement on Form SB-2.
(2)	Previously filed with the Commission as Exhibit 10.7 to the Company’s Form 10-KSB for the year ended December 31, 1998.
(3)	Previously filed with the Commission as Exhibit A to the Company’s Proxy Statement filed on September 5, 2002.
(4)	Previously filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed on October 22, 2007.
(5) (6)
Previously filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed on July 10, 2008.
Previously filed with the Commission as Exhibit A to the Company’s DEF-14A filed on October 22, 2012.

101+
The following materials from Digital Power Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

 †Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012
IN U.S. DOLLARS

INDEX

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3 to F-4

Consolidated Statements of Operations	F-5

Consolidated Statements of Comprehensive Income	F-6

Statements of Changes in Shareholders' Equity	F-7

Consolidated Statements of Cash Flows	F-8

Notes to Consolidated Financial Statements	F-9 to F-29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

DIGITAL POWER CORPORATION

We have audited the accompanying consolidated balance sheets of Digital Power Corporation ("the Company") and its subsidiary as of December 31, 2012 and 2011, and the related consolidated statements of operations, consolidated statement of comprehensive income, changes in shareholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KOST FORER GABBAY & KASIERER
Haifa, Israel	KOST FORER GABBAY & KASIERER
March 29, 2013	A Member of Ernst & Young Global

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	December 31,
	2012	2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,821	$1,777

Trade receivables (net of allowance for doubtful accounts of $ 146 and $ 148 as of December 31, 2012 and 2011, respectively)	1,390	1,845
Prepaid expenses and other receivables	139	108
Inventories (Note 3)	2,012	2,332

Total current assets	5,362	6,062

NON CURRENT ASSETS:
Property and Equipment, net (Note 4)	504	448
Intangible Asset, net (Note 5)	267	350
Investment in Telkoor (Note 11)	780	483
Long Term Deposits	19	6

Total Non-Current Assets	1,570	1,287

Total Assets	$6,932	$7,349

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	December 31,
	2012	2011

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$870	$1,032
Trade payables - related parties (Note 12)	110	369
Advances from customers and deferred revenue	6	286
Other current liabilities (Note 6)	419	529

Total Current Liabilities	1,405	2,216

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

SHAREHOLDERS' EQUITY (Note 8):
Share capital -
Series A Redeemable Convertible Preferred shares, no par value - 500,000 shares authorized; 0 shares issued and outstanding at December 31, 2012 and 2011	-	-
Preferred shares, no par value - 1,500,000 shares authorized; 0 shares issued and outstanding at December 31, 2012 and 2011	-	-
Common shares, no par value - 30,000,000 shares authorized; 6,853,161 shares and 6,849,654 shares issued and outstanding at December 31, 2012 and 2011, respectively	-	-
Additional paid-in capital	14,476	14,358
Accumulated deficit	(8,650)	(8,321)
Accumulated other comprehensive loss	(299)	(904)

Total Shareholders' Equity	5,527	5,133

Total Liabilities and Shareholders' Equity	$6,932	$7,349

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands (except per share data)

	Year ended December 31,
	2012	2011

Revenues (Note 13)	$8,589	$11,231
Cost of revenues	5,128	6,715

Gross profit	3,461	4,516

Operating expenses:

Engineering and product development	704	749
Selling and marketing	1,067	1,009
General and administrative	1,784	1,601

Total operating expenses	3,555	3,359

Operating income (loss)	(94)	1,157

Other income (expenses), net	(233)	8

Income (loss) before income taxes (Note 9c)	(327)	1,165
Income taxes (Note 9d)	2	41

Net income (loss)	$(329)	$1,124

Basic net earnings (loss) per share (Note 10)	$(0.048)	$0.167

Diluted net earnings (loss) per share (Note 10)	$(0.048)	$0.163

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

U.S. dollars in thousands

	Year ended December 31,
	2012	2011

Net Income (Loss)	$(329)	$1,124
Other Comprehensive income, net of tax:

Change in net unrealized gain (loss) on investment in Telkoor	473	(473)

Change in net foreign currency translation adjustment	132	(18)
Other comprehensive income	605	(491)
Total comprehensive income:	276	633

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

U.S. dollars in thousands (except share data)

	Common shares	Additional paid-in	Accumulated	Other accumulated comprehensive	Total shareholders'
	Number	capital	deficit	income (loss)	equity

Balance as of January 1, 2011	6,698,968	14,185	(9,445)	(413)	4,327

Stock compensation related to options granted to Telkoor's employees and other non-employee consultants	-	32	-	-	32
Stock compensation related to options granted to employees	-	103	-	-	103
Exercise of options granted to employees	150,686	38	-	-	38
Comprehensive income:
Net income	-	-	1,124	-	1,124
Unrealized Loss on available for sale marketable securities				(473)	(473)
Foreign currency translation adjustments	-	-	-	(18)	(18)

Balance as of December 31, 2011	6,649,954	$14,358	$(8,321)	$(904)	$5,133

Stock compensation related to options granted to non-employee	-	(10)	-	-	(10)
Stock compensation related to options granted to employees	-	142	-	-	142
Exercise of warrants	7,213	-	-	-	-
Exercise of options granted to non-employee consultants	6,283	-	-	-	-
Purchase of treasury stock	(9,989)	(14)	-	-	(14)
Comprehensive income:
Net loss	-	-	(329)	-	(329)
Unrealized loss on available for sale marketable securities	-	-	-	473	473
Foreign currency translation adjustments	-	-	-	132	132

Balance as of December 31, 2012	6,853,161	$14,476	$(8,650)	$(299)	$5,527

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2012	2011
Cash flows from operating activities :

Net income (loss)	$(329)	$1,124
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	111	73
Amortization of intangible asset	97	96
Inventory write-down	16	36
Impairment of investment in Telkoor	218	-
Stock compensation related to options granted to employees	142	103
Stock compensation related to options granted to Telkoor's employees and other non-employee consultants	(10)	32
Decrease in trade receivables, net	472	567
Decrease (increase) in prepaid expenses and other receivables	(42)	86
Decrease (increase) in inventories	355	(611)
Decrease in accounts payable and trade payables - related parties	(427)	(378)
Decrease in advances from customers, deferred revenues and other current liabilities	(406)	(286)

Net cash provided by operating activities	197	842

Cash flows from investing activities :

Purchase of Telkoor shares	-	(1,007)
Purchase of property and equipment	(154)	(270)

Net cash used in investing activities	(154)	(1,277)

Cash flows from financing activities :

Purchase of treasury stock	(14)	-
Proceeds from exercise of options	-	38

Net cash provided by financing activities	(14)	38

Effect of exchange rate changes on cash and cash equivalents	15	59

Increase (decrease) in cash and cash equivalents	44	(338)
Cash and cash equivalents at the beginning of the year	1,777	2,115

Cash and cash equivalents at the end of the year	$1,821	$1,777

Supplemental disclosure of cash flows activities :

Income taxes paid	2	41
Unrealized (gain) loss on available for sale marketable (Telkoor)	$(473)	$473

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

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-       SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The financial statements of the foreign subsidiary, whose functional currency has been determined to be its local currency, have been translated into U.S. dollars in accordance with Accounting Codification Statement ("ASC") 830, "Foreign Currency Translation".  All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate for the period. The resulting translation adjustments are reported as a component of accumulated other comprehensive income (loss) in shareholders' equity.

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

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-       SIGNIFICANT ACCOUNTING POLICIES (Cont.)

During 2012 and 2011, the Company recorded inventory write-offs of $45 and $ 36, respectively, within the cost of goods sold.

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

The long-lived assets of the Company and its subsidiary are reviewed for impairment in accordance with ASC 360, "Property, Plant, and Equipment", whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2012 and 2011, no impairment losses have been identified.

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

The Company and its subsidiary account for income taxes in accordance with ASC 740, "Income Taxes" (“ASC 740”). This Statement prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company and its subsidiary provide a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with ASC 740. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. No liability for unrecognized tax benefits was recorded as a result of the implementation of ASC 740 as of December 31, 2012 and 2011.

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

Warranty liability as of December 31, 2012 and December 31, 2011 is immaterial.

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

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-       SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The fair value for options granted in 2012 and 2011 is amortized over their vesting period using a straight-line recognition method and estimated at the date of grant with the following assumptions:

	2012	2011

Weighted Average fair value	0.45		1.16
Dividend yield	0%		0%
Expected volatility	74.4%	83.2%	-	85%
Risk-free interest	1.04%	1.19%	-	2.56%
Expected life (years)	6.25		6.25

The total equity-based compensation expense related to all of the Company's equity-based awards, recognized for the years ended December 31, 2012 and 2011 is comprised as follows:

	Year ended December 31,
	2012	2011

Sales and marketing expenses	21	11
General and administrative	111	92

Total equity-based compensation expense	$132	$103

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-       SIGNIFICANT ACCOUNTING POLICIES (Cont.)

A summary of option activity under the Company's stock option plans as of December 31, 2012 and changes during the year then ended are as follows:

	Year ended December 31, 2012
	Amount of options	Weighted average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding at the beginning of the year	792,763	$1.33	6.88	$411
Granted	40,000	$0.68

Outstanding at the end of the year	832,763	$1.30	6.08	$1

Exercisable options at the end of the year	550,513	$1.23	4.89	$-

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on December 31, 2012 and the exercise price, multiplied by the number of in-the-money-options) that would have been received by the option holders had all option holders exercised their options on December 31, 2012. This amount changes based on the fair market value of the Company's shares.

As of December 31, 2012, there was $ 274 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's stock option plans. That cost is expected to be recognized over a weighted average period of 2.28 years.

The Company applies ASC 718 and ASC 505-50, “Equity Based Payments to Non-Employees”, with respect to options and warrants issued to non-employees.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

l.	Fair value of financial instruments and securities:

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

The carrying amounts of financial instruments carried at cost, including cash and cash equivalents, long-term deposits, trade receivables and trade payables approximate their fair value due to the short-term maturities of such instruments.

m.	Basic and diluted net earnings (loss) per share:

Basic net earnings (loss) per share are computed based on the weighted average number of Common shares outstanding during each year. Diluted net earnings (loss) per share are computed based on the weighted average number of Common shares outstanding during each year, plus dilutive potential Common shares considered outstanding during the year, in accordance with ASC 260, "Earnings per Share".

The total number of shares related to the outstanding options and warrants excluded from the calculations of diluted net earnings per share because these securities are anti-dilutive, was 503,500 options and 403,500 options for the years ended December 31, 2012 and 2011, respectively.

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

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

Cash and cash equivalents are invested in banks in the U.S. and in the UK. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions.

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

The Company accounts for comprehensive income in accordance with ASC 220, "Reporting Comprehensive Income". This Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income generally represents all changes in stockholders' equity during the period except those resulting from investments by, or distributions to, stockholders. The items in comprehensive income relate to unrealized losses and gains from foreign currency translation adjustments.

p.	Operating lease:

The Company and its subsidiary have operating lease agreements for the lease of their building facilities in the U.S. and UK. The rent in connection with the leases is charged to expense over the lease term. If rental payments are not made on a straight-line basis, rental expenses are nevertheless recognized on a straight-line basis.

q.	Marketable securities:

The Company classifies its investment in Telkoor's shares in accordance with ASC 320, "Investment in Debt and Equity Securities" and ASC 325, “Investment – Other”. Marketable securities classified as “available for sale securities” are carried at fair value, based on quoted market prices. Unrealized gains and losses are reported in a separate component of shareholder’s equity in "accumulated other comprehensive loss" in equity. When evaluating the investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company's intent to sell, or whether it is more likely than not that it will be required to sell, the investment before recovery of the investment's amortized cost basis.

Equity securities that do not have readily determinable fair values (i.e., non-marketable equity securities) and are not required to be accounted for under the equity method are typically carried at cost (i.e., cost method investments), as described in ASC 325-20.

r.	Recently issued accounting pronouncements:

There were no recent accounting pronouncements that have a material impact to the consolidated financial results.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 3:-       INVENTORIES

	December 31,
	2012	2011

Raw materials, parts and supplies	$426	$239
Work in progress	368	486
Finished products	1,218	1,607

	$2,012	$2,332

NOTE 4:-       PROPERTY AND EQUIPMENT, NET

	December 31,
	2012	2011

Cost:

Computers, software and related equipment	$1,457	$1,324
Office furniture and equipment	236	216
Leasehold improvements	695	641

	2,388	2,181

Accumulated depreciation

Computers, software and related equipment	1,134	1,067
Office furniture and equipment	208	195
Leasehold improvements	542	471

	1,884	1,733

Depreciated cost	$504	$448

Depreciation expense was $111 and $ 73 for the years ended December 31, 2012 and 2011, respectively.

NOTE 5:-       INTANGIBLE ASSET, NET

On August 25, 2010, the Company and its wholly-owned subsidiary, DPL, entered into an agreement with Telkoor Power Supplies Ltd. ("TPS"), a subsidiary of Telkoor Telecom Ltd., pursuant to which, (1) TPS sold, assigned and conveyed to DPL all of its rights, title and interest in and to the intellectual property associated with the Compact Peripheral Component Interface 600 W AC/DC power supply series (the “Assets” or “IP”) and (2) DPL granted to TPS an irrevocable license to sell the  Assets  in Israel on an exclusive basis. The IP was purchased in order to decrease lead time and costs of the production process. In consideration for the purchase of the IP, DPL paid TPS an amount of $480. The consideration for the right to sell the Assets in Israel will be paid to the Company as a yearly royalty fee of 15% of TPS's direct production costs of sales.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

TPS will provide the Company training and technical support, if necessary, for a period of 60 months in order to enable the Company to properly and effectively use the IP to manufacture the Assets.  In accordance with the agreement, the consideration for the IP may be reduced over a four-year period in the event that annual sales for each year between 2011 and 2014 are less than a fixed threshold of units on an annual basis based on an offset value per unit as described in the agreement. If there is a shortfall in sale of units in one annual period and in the subsequent period the Company sells more than the fixed unit threshold, this difference will be offset from any reduced consideration in any annual periods between 2011 and 2014. As of December 31, 2012 no reduction in the IP consideration was assumed.

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

	December 31,
	2012	2011

Cost:	480	480

Accumulated depreciation	213	130

Depreciated cost	$267	$350

Amortization expense was $97 and $96 for the years ended December 31, 2012 and December 31, 2011, respectively.

Future amortization expense is as follows:

Year ended December 31,

2013	96
2014	96
2015	75

$267

NOTE 6:-       OTHER CURRENT LIABILITIES

	December 31,
	2012	2011

Accrued payroll and payroll taxes	$116	$118
Warranty accrual	63	90
Accrued expenses and other	240	321

	$419	$529

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 7:-       COMMITMENTS AND CONTINGENT LIABILITIES

Lease commitments:

The Company has an operating lease agreement in the U.S. which expires on various dates, the latest of which is in 2019. In September 2010, the Company's subsidiary signed a new agreement for a lease in respect of the UK facility for a period of fifteen years with an option to cancel the lease after ten years. In November 2012, the Company signed a new agreement for a lease for the US headquarters for a period of 7 years with an option to extend for additional five years.

Future rental commitments under non-cancelable leases are as follows:

Year ended December 31,

2013	$292
2014	299
2015	302
2016	306
2017	309
2018 and 2024	1,299

$2,807

Total rent expense for the years ended December 31, 2012 and 2011 was approximately $280 and $ 275, respectively.

NOTE 8:-       SHAREHOLDERS' EQUITY

a.	Preferred shares:

There are authorized Preferred shares in the amount of 500,000 shares of Series A cumulative Redeemable Convertible Preferred shares ("Series A"), and an additional 1,500,000 Preferred shares that have been authorized, but the rights, preferences, privileges and restrictions on these shares have not been determined. DPC's Board of Directors is authorized to create a new series of Preferred shares and determine the number of shares, as well as the rights, preferences, privileges and restrictions granted to or imposed upon any series of Preferred shares. As of December 31, 2012, there were no Preferred shares issued or outstanding.

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

1.
Under the Company's Digital Power 2012, 2002, 1998 and 1996 Incentive Share Option Plans ("the Incentive Share Option Plans"), options may be granted to employees, officers, consultants, service providers and directors of the Company or its subsidiary.

2.
As of December 31, 2012, the Company has authorized according to the Incentive Share Option Plans the grant of options to officers, management, other key employees and others of up to 410,000, 513,000, 240,000 and 1,519,000 options, respectively for the Company's Common shares. For all four Incentive Share Option Plans, the maximum term of the options is ten years from the date of grant. As of December 31, 2012, an aggregate of 370,145 of the Company's options are still available for future grant.

3.	The options granted generally become fully vested after four years. Any options that are forfeited or cancelled before expiration become available for future grants.

The options outstanding as of December 31, 2012 have been classified by exercise price, as follows:

Exercise Price			Options outstanding as of December 31, 2012	Weighted average remaining contractual term	Weighted average exercise price	Options exercisable as of December 31, 2012	Weighted average exercise price of options exercisable
				Years

$0.48	-	$ 0.71	60,763	8.06	$0.69	20,763	$0.70
$0.79	-	$ 1.05	205,000	3.26	$0.94	205,000	$0.94
$1.10	-	$ 1.66	487,000	6.83	$1.45	279,750	$1.39
$1.69	-	$ 1.79	80,000	7.19	$1.75	45,000	$1.77

			832,763	6.08	$1.30	550,513	$1.24

d.	Warrants and options issued to service providers and consultants:

The Company's outstanding warrants and options to consultants and service providers granted outside of the Incentive Stock Option Plans as of December 31, 2012 are as follows:

Issuance date	Options for Common shares	Exercise price per share	Options exercisable

February 2005	20,000	$1.19	20,000
March 2006	100,000	$1.16	100,000
December 2010	41,500	$1.51	20,750

	161,500		140,750

All options are exercisable for ten years from the date of grant.

In 2010, the Company granted 41,500 options to Telkoor's employees. These options vest over four years. The fair value of these options was estimated using the Black-Scholes option-pricing model with the following assumptions for 2012: risk-free interest rates of 1.36%, dividend yield of 0%, volatility of 79.6%, and the remaining contractual term of the options of 7.92 years.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

Compensation (revenues) and expenses of $(10) and $32 were recognized for the years ended December 31, 2012 and 2011, respectively, in accordance with the accelerated method.

e.	Employee stock ownership plan:

The Company has an employee stock ownership plan ("ESOP") covering eligible employees. The ESOP provides for the Employee Stock Ownership Trust ("ESOT") to distribute the Company's Common shares or cash equivalent as retirement benefits to the participants. As of December 31, 2012, the outstanding Common shares held by the ESOT amount to 157,515 shares.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax asset and liabilities are as follows:

	December 31,
	2012	2011

Net operating loss carryforward	$1,534	$1,184

Reserves and allowances	276	436
Credit carryforward	116	106
Depreciation and amortization	39	56

Net deferred tax asset before valuation allowance	1,965	1,782
Valuation allowance	(1,965)	(1,782)

Net deferred tax asset	$-	$-

As of December 31, 2012 and 2011, the Company and its subsidiary provided a valuation allowance of $ 1,965 and $1,782, respectively, in respect of deferred tax assets resulting from short-term temporary differences and depreciation charged in advance of a capital allowance taken, as well as from carryforward losses.

Management currently believes that since the Company and its subsidiary have a history of losses, it is more likely than not that the deferred tax assets regarding the remainder of the tax loss carryforward and other temporary differences will not be realized in the foreseeable future.

b.	Net operating tax losses carryforward:

As of December 31, 2012, the Company had approximately $3,439 in federal net operating loss carryforward for income tax purposes, which can be carried forward and offset against taxable income for 20 years and expire between 2023 and 2032.

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

As of December 31, 2012, DPL had accumulated losses for income tax purposes in the amount of approximately $1,023. These net operating losses may be carried forward and offset against taxable income in the future for an indefinite period.

c.	Income before income taxes consists of the following:

	Year ended December 31,
	2012	2011

Domestic (U.S.)	$(224)	$674
Foreign (UK)	(103)	491

	$(327)	$1,165

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

Our provision for income taxes consists of the following:

	Year ended December 31,
	2012	2011

Current:
Federal	$-	$9
State	-	29
Foreign	2	3

	2	41

Deferred:
Federal	-	-
State	-	-
Foreign	-	-

	-	-
Tax expenses	$2	$41

There is no provision in respect of unrecognized tax benefits for the years ended December 31, 2012 and 2011.

d.
A reconciliation between the theoretical tax expense, assuming all income is taxed at the statutory tax rate applicable to income of the Company and the actual tax expense as reported in the statements of operations is as follows:

	Year ended December 31,
	2012	2011

Income (loss) before income taxes	$(327)	$1,165

Theoretical tax at U.S. statutory tax rate (34%)	$(111)	$396
Taxes in respect of prior years	(98)	(52)
State taxes, net of federal benefit	-	29
Tax adjustment in respect of foreign subsidiary	(14)	(117)
Nondeductible expenses	44	47
Operating carryforward losses, credits and temporary differences for which valuation allowance was (utilized) provided	181	(262)

Tax expenses	$2	$41

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 10:-       NET EARNINGS (LOSSES) PER SHARE

The following table sets forth the computation of the basic and diluted net earnings (loss) per share:

a.	Numerator:

	Year ended December 31,
	2012	2011

Net income (loss) available to Common shareholders	$(329)	$1,124

b.	Denominator:

Denominator for basic net earnings (loss) per Common share	6,855,322	6,747,931
Effect of dilutive securities:
Stock options	102,759	151,093

Denominator for diluted net earnings (loss) per Common share	6,958,081	6,899,024

NOTE 11:-       INVESTMENT IN TELKOOR

On June 16, 2011 the Company has acquired 1,136,666 shares of Telkoor, a major shareholder of the Company and an Israeli company listed in the Tel Aviv stock exchange, which represents 8.8% of the outstanding shares of Telkoor. As a result of this transaction, an existing manufacturing agreement between Digital Power and Telkoor will be updated and extended.

Until September 30, 2012 the investment was accounted for as available-for-sale security. The Company evaluated the fair value of the investment with assistance of a third party valuation. The fair value of the investment as of December 31, 2012 was $780. The Company has evaluated the near-term prospects of the investment in relation to the severity and duration of the impairment and based on that evaluation has the ability and intent to hold these investments until a recovery of fair value.

Management has determined that the volume of Telkoor stock activity on the Israel exchange does not accurately reflect the fair value. Telkoor share trade volume permanently decreased since it was classified in the Tel Aviv Stock Exchange ("TASE") in the reserved list ("pink sheet") in July 2011. As a result, Management believes that the market is inactive and provides insufficient data of the Telkoor shares' fair value. Therefore, Management sought an independent appraisal in November 2012 to determine the fair value of the investment as of September 30, 2012. Based on the factors considered by the Company, the Company concluded that unrealized losses on its available-for-sale securities were other-than-temporary. As such, the Company recognized an impairment charge of $218 on outstanding securities during the year ended December 31, 2012 which was classified as other expenses and reversed the temporary loss recognized in 2011. In accordance with ASC 325, Telkoor’s equity shares held by the Company are presented at cost and will be reviewed for impairment in accordance with ASC 320.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 12:-       RELATED PARTY TRANSACTIONS

The results of operations from transactions with Telkoor, a major shareholder, were as follows:

	Year ended December 31,
	2012	2011

Purchases of products from Telkoor	$474	$2,596

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

The following data presents the revenues, expenditures and other operating data of the Company's geographic operating segments:

	Year ended December 31, 2012
	DPC	DPL	Eliminations	Total

Revenues	$5,077	$3,512	$-	$8,589
Intersegment revenues	560	55	(615)	-

Total revenues	$5,637	$3,567	$(615)	$8,589

Depreciation & amortization expense	$57	$151	$-	$208

Operating income (loss)	$(222)	$128	$-	$(94)

Other expense, net				(233)

Income taxes				2

Net loss				$(329)

Expenditures for segment assets as of December 31, 2012	$100	$54	$-	$154

Identifiable assets as of December 31, 2012	$3,878	$3,054	$-	$6,932

	Year ended December 31, 2011
	DPC	DPL	Eliminations	Total

Revenues	$6,577	$4,654	$-	$11,231
Intersegment revenues	384	15	(399)	-

Total revenues	$6,961	$4,669	$(399)	$11,231

Depreciation and amortization expense	$30	$141	$-	$171

Operating income	$679	$478		$1,157

Financial expenses, net				8

Income taxes				41

Net income				$1,124

Expenditures for segment assets as of December 31, 2011	$107	$163	$-	$270

Identifiable assets as of December 31, 2011	$4,143	$3,206	$-	$7,349

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 13:-       SEGMENTS CUSTOMERS AND GEOGRAPHICAL INFORMATION (Cont.)

b.	Major customers' data as a percentage of total revenues: There was no customer who accounted for more than 10% of the net revenues of the Company in 2012 and 2011.

c.	Total revenues from external customers divided on the basis of the Company's product lines are as follows:

	Year ended December 31,
	2012	2011
Revenues:
Commercial products	$6,745	$8,638
Defense products	1,844	2,593

	$8,589	$11,231

- - - - - - - -

SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 29, 2013

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