Form 10-Q
period 2013-03-31
DIGITAL POWER CORP
filed 2013-05-20
CIK 896493

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________ .

Commission file number 1-12711

DIGITAL POWER CORPORATION
( Exact name of registrant as specified in its charter )

California	94-1721931
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

48430 Lakeview Blvd
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

At May 20, 2013, the registrant had outstanding 6,853,131 shares of common stock.

DIGITAL POWER CORPORATION

PART I – FINANCIAL INFORMAION
ITEM 1. FINANCIAL STATEMENTS

DIGITAL POWER CORPORATION AND IT'S SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	March 31,	December 31,
	2013	2012
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,587	$1,821
Trade receivables (net of allowance for doubtful accounts of $ 146 as of March 31, 2013 and December 31, 2012, respectively)	2,041	1,390
Prepaid expenses and other accounts receivable	186	139
Inventories (Note 3)	1,813	2,012

Total current assets	5,627	5,362

PROPERTY AND EQUIPMENT, NET	513	504

INTANGIBLE ASSET, NET	228	267

INVESTMENT IN TELKOOR	734	780

LONG-TERM DEPOSITS	13	19

Total assets	$7,115	$6,932

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND IT'S SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	March 31,	December 31,
	2013	2012
	Unaudited

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$874	$870
Trade payables - related parties	335	110
Advances from customers and deferred revenue	6	6
Other current liabilities	410	419

Total current liabilities	1,625	1,405

SHAREHOLDERS' EQUITY:
Share capital -
Series A Redeemable Convertible Preferred shares, no par value - 500,000 shares authorized; 0 shares issued and outstanding at March 31, 2013 and December 31, 2012	-	-
Preferred shares, no par value - 1,500,000 shares authorized; 0 shares issued and outstanding at March 31, 2013 and December 31, 2012	-	-
Common shares, no par value - 30,000,000 shares authorized; 6,853,161 shares issued and outstanding as of March 31, 2013 and December 31, 2012	-	-
Additional paid-in capital	14,513	14,476
Accumulated deficit	(8,543)	(8,650)
Accumulated other comprehensive loss	(480)	(299)

Total shareholders' equity	5,490	5,527

Total liabilities and shareholders' equity	$7,115	$6,932

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND IT'S SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands, except per share data

	Three months ended March 31,
	2013	2012
	Unaudited

Revenues	$2,189	$2,240
Cost of revenues	1,361	1,313

Gross profit	828	927

Operating expenses:
Engineering and product development	172	162
Selling and marketing	267	238
General and administrative	375	411

Total operating expenses	814	811

Operating income	14	116
Other income (expenses) , net	93	(29)

Income before income taxes	107	87

Income taxes	0	12
Net income	$107	$75

Basic net earnings per share	$0.016	$0.011

Diluted net earnings per share	$0.016	$0.011

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND IT'S SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

U.S. dollars in thousands

	Three months ended March 31,
	2013	2012
	Unaudited

Net Income	$107	$75
Other comprehensive income, net of tax:
Change in net unrealized gain on available-for-sale marketable securities	-	37
Change in net foreign currency translation adjustment	(181)	82
Other comprehensive income (loss)	(181)	119
Total comprehensive income (loss):	$(74)	194

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND IT'S SUBSIDIARY

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

U.S. dollars in thousands, except share data

				Other
	Common	Additional		accumulated	Total	Total
	shares	paid-in	Accumulated	comprehensive	Comprehensive	shareholders'
	Number	capital	deficit	loss	Income	equity

Balance as of January 1, 2013	6,853,161	$14,476	$(8,650)	$(299)		$5,527

Stock compensation related to options granted to Telkoor's employees	-	9	-	-		9
Stock compensation related to options granted to employees	-	28	-	-		28
Comprehensive income:
Net income	-	-	107	-	$107	107
Foreign currency translation adjustments	-	-	-	(181)	(181)	(181)

Total comprehensive income					$(74)

Balance as of March 31, 2013 (unaudited)	6,853,161	$14,513	$(8,543)	$(480)		$5,490

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND IT'S SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Three months ended March 31,
	2013	2012
	Unaudited
Cash flows from operating activities:

Net income	$107	$75
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation	25	25
Amortization of intangible asset	24	24
Stock compensation related to options granted to employees	28	31
Stock compensation related to options granted to Telkoor's employees and other non-employee consultant	9	(4)
(Increase) decrease in trade receivables, net	(686)	338
(Increase) in prepaid expenses and other accounts receivable	(43)	(25)
Decrease in inventories	141	371
Increase (decrease) in accounts payable and related parties- trade payables	252	(559)
Increase in deferred revenues and other current liabilities	2	19

Net cash provided by operating activities	(141)	295

Cash flows from investing activities:

Purchase of property and equipment	(50)	(20)

Net cash used in investing activities	(50)	(20)

Cash flows from financing activities:	-	-

Effect of exchange rate changes on cash and cash equivalents	(43)	13

Increase (decrease) in cash and cash equivalents	(234)	288
Cash and cash equivalents at the beginning of the period	1,821	1,777

Cash and cash equivalents at the end of the period	$1,587	$2,065

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 1:-          GENERAL

a.         Digital Power Corporation (the "Company" or "DPC") was incorporated in 1969, ujnder the General Corporation Law of the State of California. The Company and Digital Power Limited ("DPL"), a wholly owned subsidiary located in the United Kingdom, are currently engaged in the design, manufacture and sale of switching power supplies and converters. The Company has two reportable geographic segments - North America (sales through DPC) and Europe (sales through DPL).

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

NOTE 2:-          SIGNIFICANT ACCOUNTING POLICIES

a.         The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2012 are applied consistently in these financial statements. In addition, the following accounting policy is applied:

The accompanying unaudited consolidated financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of the financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2013.

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

NOTE 3:-            INVENTORIES

	March 31,	December 31,
	2013	2012
	Unaudited

Raw materials, parts and supplies	$267	$426
Work in progress	342	368
Finished products	1,204	1,218

	$1,813	$2,012

NOTE 4:-           ACCOUNTING FOR STOCK-BASED COMPENSATION

a.         Stock option plans:

1.            Under the Company's stock option plans, options may be granted to employees, officers, consultants, service providers and directors of the Company or its subsidiary.

2.             As of March 31, 2013, the Company has authorized, by three Incentive Share Option Plans, the grant of options to officers, management, other key employees and others of up to 513,000, 240,000 and 1,519,000, respectively, of the Company's common stock. As of March 31, 2013, options to purchase up to an aggregate of 410,145 shares of the Company's common stock are still available for future grant.

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

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 4:-           ACCOUNTING FOR STOCK-BASED COMPENSATION (Cont.)

a.          Stock option plans (Cont.):

A summary of the Company's employee share option activity (except options to consultants and service providers) and related information is as follows:

	Three months ended March 31, 2013
	Amount of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value *)
Outstanding at the beginning of the period	832,763	$1.30	6.08	$1
Outstanding at the end of the period	832,763	$1.30	5.83	$-

Exercisable options at the end of the period	599,638	$1.26	4.87	$-

*)       Calculation of aggregate intrinsic value is based on the share price of the Company's common stock as of March 31, 2013 ($ 0.68 per share).

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

No options were granted during the first three months of 2013.

As of March 31, 2013, there was $ 245 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a period of the next 2.09 years.

b.          Employee Stock Ownership Plan:

The Company has an Employee Stock Ownership Plan ("ESOP") covering eligible employees. The ESOP provides for the Employee Stock Ownership Trust ("ESOT") to distribute shares of the Company's common stock as retirement benefits to the participants. The Company has not distributed shares since 1998. As of March 31, 2013, the ESOT held 167,504 shares of Common stock.

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 5:-        NET EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of the basic and diluted net earnings per share:

1.	Numerator:

	Three months ended March 31,
	2013	2012
	Unaudited

Net income available to Common shareholders	$107	$75

2.	Denominator:

Denominator for basic net earnings per share of weighted average number of Common shares	6,853,161	6,849,654
Effect of dilutive securities:
Employee stock options	559	206,002

Denominator for diluted net earnings per Common share	6,853,720	7,055,656

NOTE 6:-        OTHER INCOME (EXPENSE)

Other income (expense) for the three months ended March 31, 2013 includes dividend of $63 received from Telkoor and foreign exchange gains. Other expense for three months ended March 31, 2012 comprised of foreign exchange losses.

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

	Three months ended March 31, 2013 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$1, 132	$1,057	$-	$2,189
Intersegment revenues	38	0	(38)	-

Total revenues	$1,170	$1,057	$(38)	$2,189

Depreciation and amortization expense	$8	$40	$-	$48

Operating income	$-	$14	$-	$14

Other income, net				93

Tax expense				-

Net income	$-	$107	$-	$107

Expenditures for segment assets, net as of March 31, 2013	$33	$17	$-	$50

Total assets as of March 31, 2013	$3,887	$3,228	$-	$7,115

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 7:-        SEGMENTS, MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION (Cont.)

	Three months ended March 31, 2012 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$1,411	$829	$-	$2,240
Intersegment revenues	128	2	(130)	-

Total revenues	$1,539	$831	$(130)	$2,240

Depreciation and amortization expense	$12	$37	$-	$49

Operating income	$112	$4	$-	$116

Other expense, net				29

Tax expense				12

Net income	$108	$(33)	$-	$75

Expenditures for segment assets, net as of March 31, 2012	$14	$6	$-	$20

Total assets as of March 31, 2012	$3,749	$3,308	$-	$7,057

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2013, COMPARED TO THREE MONTHS ENDED MARCH 31, 2012

Revenues

Our revenues decreased marginally by $51,000 or 2% to $2,189,000 for the three months ended March 31, 2013, from $2,240,000 for the three months ended March 31, 2012. The decrease was primarily due to the decrease in sales of military and commercial products due to decreased government spending on defense.

Revenues from our U.S. operations decreased by 20% to $1,132,000 for the three months ended March 31, 2013, from $1,411,000 for the three months ended March 31, 2012. Revenues from our European operations of DPL increased by 28% to $1,057,000 for the three months ended March 31, 2013, from $829,000 for the three months ended March 31, 2012.

Gross Margins

Gross margins decreased to 37.8% for the three months ended March 31, 2013, compared to 41.4% for the three months ended March 31, 2012. The decrease in gross margins was mainly attributable to the decrease in delivery of some of our custom design products which carried higher gross margins.

Engineering and Product Development

Engineering and product development expenses were relatively flat at $172,000 or 7.9% of revenues, for the three months ended March 31, 2013, compared to $162,000 or 7.2% of revenues, for the three months ended March 31, 2012.

Selling and Marketing

Selling and marketing expenses were $267,000, or 12.2% of revenues, for the three months ended March 31, 2013, compared to $238,000 or 10.6% of revenues, for the three months ended March 31, 2012.  The increase in selling and marketing expenses was primarily due to higher marketing expenses.

General and Administrative

General and administrative expenses were $375,000, or 17.1% of revenues, for the three months ended March 31, 2013, compared to $411,000, or 18.3% of revenues, for the three months ended March 31, 2012. The decrease in general and administrative expenses was due to a decrease in outside consulting costs.

Financial Expenses, net

Financial income was $93,000 for the three months ended March 31, 2013, compared to financial expense of $29,000 for the three months ended March 31, 2012. The change in financial results was due to dividend from Telkoor and foreign currency fluctuations during the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2013, we had cash and cash equivalents of $1,587,000. This compares with cash and cash equivalents of $1,821,000 at December 31, 2012. The decrease in cash and cash equivalents was due mainly to increase of accounts receivable partially offset by a decrease in inventories and an increase in accounts payable and related parties-trade payables.

        Net cash used in operating activities totaled $141,000 for the three months ended March 31, 2013 compared to net cash provided by operating activities of $295,000, for the three months ended March 31, 2012. In the 2012 period, the net cash provided from operating activities was mainly due to the net income for the three months ended March 31, 2013, and to a decrease in trade receivable offset by a decrease in accounts payable and related parties-trade payables.

        Net cash used in investing activities was $51,000 for the three months ended March 31, 2013, compared to net cash used in investing activities of $20,000 for the three months ended March 31, 2012. The net usage of cash from investing activities was due to a decrease in the purchase of property and equipment.

 Net cash provided by financing activities was $0 for the three months ended March 31, 2013 and for the three months ended March 31, 2012.

We believe we have adequate resources at this time to continue our operational and promotional efforts to increase sales and support our current operation.  However, if we do not increase our sales, we may have to raise money through debt or equity, which may dilute shareholders’ equity.

  CRITICAL ACCOUNTING POLICIES

In our Annual Report on Form 10-K for the year ended December 31, 2012, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements.  The basis for developing the estimates and assumptions within our critical accounting policies is based on historical information and known current trends and factors.  The estimates and assumptions are evaluated on an ongoing basis and actual results have been within our expectations.  We have not changed these policies from those previously disclosed in our Annual Report.

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

PART II — OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

See our disclosures under “Legal Proceedings” in our Annual Report on Form 10-K, filed March 29, 2013. There have been no material developments in those proceedings since that filing.

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

Although we experienced an operating income and a net income during the three months ended March 31, 2013, we have historically experienced net losses and we may experience net losses in the future.

For the three months ended March 31, 2013, we had a net income of $107,000.  Although we have actively taken steps to increase our revenue and reduce manufacturing and operating costs, we may incur operating and net losses in the future unless we continue to increase revenues by selling current and custom design products, and continue seeking manufacturing cost reductions through offshore strategic agreements with contract manufacturers.

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

Our success depends on our ability to attract, retain and motivate our key management personnel, including, but not limited to, our CEO and CFO, sales force, and key engineers, necessary to implement our business plan and to grow our business. Despite the adverse economic conditions at this time, and those occurring over the past several years, competition for certain specific technical and management skill sets is intense. If we are unable to identify and hire the personnel that we need to succeed, or if one or more of our present key employees were to cease to be associated with us or is absent for an extended duration, our future results could be adversely affected.  Our CFO, Assaf (Assi) Itshayek, has resigned from the Company, effective March 31, 2013. Our CEO, Amos Kohn, will serve as CFO on an interim basis until the Company names a new CFO.  Mr. Kohn will continue to serve in his role as our CEO.

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

Sales to customers outside of North America accounted for 56.9% of net revenues in the three months ended March 31, 2013 and for 57.6% of net revenues in the year ended December 31, 2012, and we expect that international sales will continue to represent a material portion of our total revenues. International sales are subject to the risks of international business operations as described above, as well as generally longer payment cycles, greater difficulty collecting accounts receivable, and currency restrictions.  In addition, DPL, our wholly-owned foreign subsidiary in the United Kingdom, supports our European and other international customers, distributors, and sales representatives, and therefore is also subject to local regulation.  International sales are also subject to the export laws and regulations of the United States and other countries.

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

Our common stock price is volatile.

Our common stock is listed on the NYSE Amex and is thinly traded.  In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects.  The exercise of outstanding options and warrants may adversely affect our stock price and a shareholder’s percentage of ownership.  As of March 31, 2013, we had outstanding options to purchase an aggregate of 985,000 shares of common stock, with a weighted average exercise price of $1.19 per share, exercisable at prices ranging from $0.48 to $3.03 per share.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           RESERVED

ITEM 5.           OTHER INFORMATION

On May 20, 2013, the Company issued a press release announcing its financial results for the third first quarter ended March 31, 2013.  A copy of the press release is furnished as Exhibit 99.1 hereto.

On May 13, 2013, the Board of Directors scheduled the Company’s 2013 Annual Meeting of Shareholders for 10 a.m. Pacific Time on August 12, 2013. The 2013 Annual Meeting will be held at the Company’s corporate offices in Fremont, California. The Board of Directors also fixed the close of business on June 17, 2013 as the record date for the determination of shareholders entitled to notice of and to vote at the 2013 Annual Meeting.

As the date of the 2013 Annual Meeting is more than 30 calendar days before the date of the Company’s 2012 Annual Meeting of Shareholders, the Board of Directors also established June 12, 2013 as the new date for receipt of shareholder proposals to be considered for inclusion in the proxy materials for the 2013 Annual Meeting. Accordingly, if any shareholder intends to submit a proposal to be considered for inclusion in such proxy materials, the proposal must comply with all applicable requirements of Rule 14a-8 promulgated under the Securities Exchange Act of 1934, and must be delivered to the Company no later than June 12, 2013. Any such proposals should be delivered to Digital Power Corporation, 48430 Lakeview Blvd., Fremont, CA 94538-3158, Attention: Corporate Secretary.

ITEM 6.           EXHIBITS

Exhibits

3.1	Amended and Restated Articles of Incorporation of Digital Power Corporation (1)

3.2	Amendment to Articles of Incorporation (1)

3.3	Bylaws of Digital Power Corporation (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release, dated May 20, 2013, issued by Digital Power Corporation

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

(1)	Previously filed with the Commission on October 16, 1996 as an exhibit to the Company’s Registration Statement on Form SB-2.

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

Dated:  May 20, 2013

Digital Power Corporation

By:	/s/ Amos Kohn
Amos Kohn
President & Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)