Form 10-Q
period 2013-06-30
DIGITAL POWER CORP
filed 2013-08-19
CIK 896493

 U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2013

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________ .

Commission file number 1-12711

DIGITAL POWER CORPORATION

( Exact name of registrant as specified in its charter )

California	94-1721931
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
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

At August 9, 2013, the registrant had outstanding 6,853,131 shares of common stock.

DIGITAL POWER CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

 U.S. dollars in thousands, except share data

	June 30,	December 31,
	2013	2012
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,344	$1,821
Trade receivables (net of allowance for doubtful accounts of $ 146 as at June 30, 2013 and December 31, 2012)	2,046	1,390
Prepaid expenses and other receivables	224	139
Inventories (Note 3)	1,793	2,012
Total current assets	5,407	5,362

PROPERTY AND EQUIPMENT, NET	541	504
INTANGIBLE ASSET, NET	205	267
INVESTMENT IN TELKOOR	542	780
LONG-TERM DEPOSITS	13	19

Total assets	$6,708	$6,932

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$918	$870
Related parties - trade payables	17	110
Advances from customers and deferred revenues	43	6
Other current liabilities	357	419
Total current liabilities	1,335	1,405

SHAREHOLDERS' EQUITY:
Share capital -
Series A Redeemable, Convertible Preferred shares, no par value - 500,000 shares authorized at June 30, 2013 and December 31, 2012; No shares are issued and outstanding.	-	-
Preferred shares, no par value - 1,500,000 shares authorized at June 30, 2013 and December 31, 2012; No shares are issued and outstanding.	-	-
Common shares, no par value - 30,000,000 shares authorized at June 30, 2013 and December 31, 2012; 6,853,161 shares issued and outstanding as at June 30, 2013 and December 31, 2012.	-	-
Additional paid-in capital	14,511	14,476
Accumulated deficit	(8,668)	(8,650)
Accumulated other comprehensive loss	(470)	(299)
Total shareholders' equity	5,373	5,527
Total liabilities and shareholders' equity	$6,708	$6,932

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands, except per share data

	Six months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012
	Unaudited

Revenues	$4,416	$5,182	$2,227	$2,942
Cost of revenues	2,702	2,979	1,341	1,666

Gross profit	1,714	2,203	886	1,276

Operating expenses:
Engineering and product development	349	322	177	160
Selling and marketing	524	490	257	252
General and administrative	751	804	376	393
Impairment of investment	196	-	196	-

Total operating expenses	1,820	1,616	1,006	805

Operating (loss) income	(106)	587	(120)	471
Financial income (expense), net	88	(22)	(5)	7

(Loss) income before income taxes	(18)	565	(125)	478

Income taxes	-	12	-	-

Net (loss) income	$(18)	$553	$(125)	$478

Basic net (loss) income per share	$(0.003)	$0.081	$(0.018)	$0.070

Diluted net (loss) income per share	$(0.003)	$0.079	$(0.018)	$0.069

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

U.S. dollars in thousands

	Six months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012
	Unaudited

Net (loss) income	$(18)	$553	$(125)	$478
Other Comprehensive income, net of tax:
Change in net unrealized gain on available-for-sale marketable securities	-	130	-	93
Change in net foreign currency translation adjustment	(171)	10	4	(72)
Other comprehensive (loss) income	(171)	140	4	21
Total comprehensive (loss) income:	(189)	693	(121)	499

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

 U.S. dollars in thousands, except share data

				Other
	Common	Additional		accumulated	Total	Total
	shares	paid-in	Accumulated	comprehensive	comprehensive	shareholders'
	Number	capital	deficit	loss	Income	Equity

Balance as of January 1, 2013	6,853,161	$14,476	$(8,650)	$(299)	-	$5,527

Stock based compensation related to options granted to Telkoor's employees and other non- employee consultants	-	(20)	-	-	-	(20)
Stock based compensation related to options granted to employees	-	55	-	-	-	55
Comprehensive income:
Net loss	-	-	(18)	-	(18)	(18)
Foreign currency translation adjustments	-	-	-	(171)	(171)	(171)

Total comprehensive income					$(189)
Balance as of June 30, 2013 (unaudited)	6,853,151	$14,511	$(8,668)	$(470)		$5,373

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Six months ended June 30,
	2013	2012
	Unaudited
Cash flows from operating activities :

Net (loss) income	$(18)	$553
Adjustments required to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	50	50
Amortization of intangible asset	48	49
Stock based compensation related to options granted to employees	55	61
Stock based compensation related to options granted to Telkoor's employees	(20)	(9)
Impairment of investment in Telkoor	196	-
Decrease (increase) in trade receivables, net	(682)	(484)
(Increase) decrease in prepaid expenses and other accounts receivable	(81)	(37)
Decrease in inventories	161	462
Decrease in accounts payable and related parties- trade payables	(48)	(100)
Decrease in deferred revenues and other current liabilities	(15)	(335)

Net cash (used by)/provided by operating activities	(354)	210

Cash flows from investing activities :

Purchase of property and equipment	(105)	(71)

Net cash used in investing activities	(105)	(71)

Cash flows from financing activities :
	-	-
Effect of exchange rate changes on cash and cash equivalents	(18)	6

Increase/ (decrease) in cash and cash equivalents	(477)	145
Cash and cash equivalents at the beginning of the period	1,821	1,777

Cash and cash equivalents at the end of the period	$1,344	$1,922

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

a.

The accompanying unaudited consolidated financial statements as of June 30, 2013 and for the six months ended June 30, 2013 and 2012 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of the financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2013.

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

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 3:-	INVENTORIES

	June 30,	December 31,
	2013	2012
	Unaudited

Raw materials, parts and supplies	$416	$426
Work in progress	369	368
Finished products	1,008	1,218

	$1,793	$2,012

NOTE 4:-	ACCOUNTING FOR STOCK-BASED COMPENSATION

a.	Stock option plans:

1.	Under the Company's stock option plans, options may be granted to employees, officers, consultants, service providers and directors of the Company or its subsidiary.

2.

As of June 30, 2013, the Company has authorized, by way of three Incentive Share Option Plans, the grant of options to officers, management, other key employees and others of up to 513,000, 240,000 and 1,519,000 shares, respectively, of the Company's common stock. As of June 30, 2013, options to purchase up to an aggregate of 410,145 shares of the Company's common stock are still available for future grant.

3.

The options granted generally become fully exercisable after four years and expire no later than 10 years from the date of the option grant. Any options that are forfeited or cancelled before expiration become available for future grants.

	Six months ended June 30, 2013
	Amount of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (*)
Outstanding at the beginning of the period	832,763	$1.30	6.08	$1

Outstanding at the end of the period	832,763	$1.30	5.58	$-

Exercisable options at the end of the period	584,013	$1.25	4.58	$-

(*)	Calculation of aggregate intrinsic value is based on the share price of the Company's common stock as of June 30, 2013 ($ 0.61 per share).

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 4:-	ACCOUNTING FOR STOCK-BASED COMPENSATION (Cont.)

a.	Stock option plans (cont.):

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

No options were granted during the first six month of 2013 and 2012.

The total employee's equity-based compensation expense related to all of the Company's equity-based awards, recognized for the six months and three months ended June 30, 2013 is comprised as follows:

	Six months ended		Three months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	Unaudited	Unaudited	Unaudited	Unaudited

Sales and marketing expenses	2	3	2	1
General and administrative	53	58	26	30
Total employees equity-based compensation expense	55	61	28	31

As of June 30, 2013, there was $ 218 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a period of the next 23 months.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 4:-	ACCOUNTING FOR STOCK-BASED COMPENSATION (Cont.)

b.

Employee Stock Ownership Plan:

The Company has an Employee Stock Ownership Plan ("ESOP") covering eligible employees. The ESOP provides for the Employee Stock Ownership Trust ("ESOT") to distribute shares of the Company's Common shares as retirement benefits to the participants. The Company has not distributed shares since 1998. As of June 30, 2013, the ESOT held 167,504 shares of common stock.

NOTE 5:-	NET INCOME PER SHARE

The following table sets forth the computation of the basic and diluted net earnings per share:

1.         Numerator:

	Six months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012
	Unaudited

Net (loss) income available to Common shareholders	$(18)	$553	$(125)	$478

2.         Denominator:

	Six months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012
	Unaudited

Denominator for basic net income per share of weighted average number of common shares	6,853,161	6,851,614	6,853,161	6,853,594
Effect of dilutive securities:
Employee stock options	-	154,501	-	85,753

Denominator for diluted net income per common share	6,853,161	7,006,115	6,853,161	6,939,347

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 U.S. dollars in thousands, except share and per share data

NOTE 6:-	SEGMENTS

The Company has two reportable geographic segments (see Note 1 for a brief description of the Company's business).

The following data presents the revenues, expenditures and other operating data of the Company's geographic operating segments in accordance with ASC 218 (formerly SFAS No. 131) "Segment Reporting".

	Six months ended June 30, 2013 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$2,508	$1,908	$-	$4,416
Intersegment revenues	199	-	(199)	-
Total revenues	$2,707	$1,908	$(199)	$4,416

Depreciation and amortization	$19	$80	$-	$99
Operating income (loss)	$57	$(163)	$-	$(106)
Tax expense				$-
Net income (loss)	$56	$(74)	$-	$(18)
Expenditures for segment assets	$86	$19	$-	$105
Identifiable assets	$3,890	$2,796	$-	$6,671

	Six months ended June 30, 2012 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$2,853	$2,329	$-	$5,182
Intersegment revenues	290	3	(293)	-
Total revenues	$3,143	$2,332	$(293)	$5,182

Depreciation and amortization	$23	$76	$-	$99
Operating income	$244	$343	$-	$587
Tax expense				$(12)
Net income	$232	$321	$-	$553
Expenditures for segment assets	$57	$14	$-	$71
Identifiable assets	$4,367	$3,304	$-	$7,671

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 6:-	SEGMENTS (Cont.)

	Three months ended June 30, 2013 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$1,376	$851	$-	$2,227
Intersegment revenues	161	0	(161)	-
Total revenues	$1,535	$851	$(161)	$2,227

Depreciation expense	$11	$40	$-	$51
Operating income (loss)	$57	$(177)	$-	$(120)
Tax expense				$-
Net income (loss)	$56	$(181)	$-	$(125)
Expenditures for segment assets	$53	$2	$-	$55
Identifiable assets	$3,890	$2,796	$-	$6,671

	Three months ended June 30, 2012 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$1,442	$1,500	$-	$2,942
Intersegment revenues	162	1	(163)	-
Total revenues	$1,604	$1,501	$(163)	$2,942

Depreciation expense	$11	$39	$-	$50
Operating income	$132	$339	$-	$471
Tax expense				$-
Net income	$124	$354	$-	$478
Expenditures for segment assets	$43	$8	$-	$51
Identifiable assets	$3,514	$3,304	$-	$6,996

NOTE 7:-	INVESTMENT IN TELKOOR

On June 16, 2011 the Company has acquired 1,136,666 shares of Telkoor, a major shareholder of the Company and an Israeli company listed in the Tel Aviv stock exchange, which represents 8.8% of the outstanding shares of Telkoor. As a result of this transaction, an existing manufacturing agreement between Digital Power and Telkoor will be updated and extended. The investment is accounted for as available-for-sale security. In September 2012, the investment has been accounted for under cost method as Telkoor shares do not have readily determinable fair value on the Tel Aviv Stock Exchange. The Company evaluated the fair value of the investment with assistance of a third party valuation. Other than temporary impairment loss of $218 was recognized in finance expenses in the quarter ended September 30, 2012. The fair value of the investment as of December 31, 2012 was $780. The Company obtained another third party evaluation of the stock during the quarter ended June 30, 2013 and recognized the fair value of the investments to be $505,000. The Company recorded an impairment loss of $196,000 during the quarter and six months ended June 30, 2013. The Company has evaluated the near-term prospects of the investment in relation to the severity and duration of the impairment and based on that evaluation has the ability and intent to hold these investments until a recovery of fair value. Company has two reportable geographic segments (see Note 1 for a brief description of the Company's business).

NOTE 8:-	FAIR VALUE

Investment in Telkoor and stock options issued to non-employees are categorized as Level 3 fair value instruments. There were no reclassifications during the quarter and six months ended June 30, 2013 and 2012respectively.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2013, COMPARED TO JUNE 30, 2012

Revenues

Our revenues decreased by 24% to $2.2 million for the three months ended June 30, 2013, from $2.9 million for the three months ended June 30, 2012. The decrease in revenues was mainly due to decrease in shipment of our custom products to the commercial markets.

Revenues from our U.S. operations were relatively flat and were $1.4 million for the three months ended June 30, 2013 and June 30, 2012. Revenues from our European operations decreased by 43% to $851,000 for the three months ended June 30, 2013 as compared to $1.5 million and the same period in 2012. The decrease in revenues of our European operations was attributable to decreased sales of custom products to the commercial market.

For the six months ended June 30, 2013, our revenues decreased by 15% to $4.4 million from $5.2 for the six months ended June 30, 2012. The decrease in the revenues was attributable to end of life of certain military products of our European operations and lower demand due in the domestic operations.

For the six months ended June 30, 2013, revenues from our U.S. operations decreased by 10% to $2.5 million from $2.8 for the six months ended June 30, 2012. Revenues from our European operations of DPL decreased by 18% to $1.9 for the six months ended June 30, 2013, from $2.3 million for the six months ended June 30, 2012.

Gross Margins

Gross margins decreased to 39.8% for the three months ended June 30, 2013, compared to 43.4% for the three months ended June 30, 2012. Gross margins for the six months ended June 30, 2013 decreased to 38.8% compared to the gross margins of 42.5% for the six months ended June 30, 2012. The decrease in gross margins for the three and six months ended June 30, 2013 was mainly due to lower revenues.

Engineering and Product Development

Engineering and product development expenses were $177,000, or 7.9% of revenues, for the three months ended June 30, 2013, compared to $160,000, or 5.4% of revenues, for the three months ended June 30, 2012. Engineering and product development expenses were $349,000 or 7.9% of revenues, for the six months ended June 30, 2013 as compared to $322,000, or 6.2% of revenues, for the six months ended June 30, 2012. The overall slight increase in our engineering and product development expenses was mainly due to an increased spending on consulting costs.

Selling and Marketing

Selling and marketing expenses were $257,000 or 11.5% of revenues, for the three months ended June 30, 2013 as compared to $252,000, or 8.6% of revenues, for the three months ended June 30, 2012. Selling and marketing expenses were $524,000 or 11.9% of revenues, for the six months ended June 30, 2013 as compared to $490,000, or 9.4% of revenues, for the six months ended June 30, 2012. The marginal increase in the absolute dollars of selling and marketing expenses was primarily due increased expense in selling and marketing headcount.

General and Administrative

General and administrative expenses were $376,000 or 16.9% of revenues, for the three months ended June 30, 2013 as compared to $393,000, or 13.4% of revenues, for the three months ended June 30, 2012. General and administrative expenses were $751,000 or 17.0% of revenues, for the six months ended June 30, 2013 as compared to $804,000, or 15.3% of revenues, for the six months ended June 30, 2012. The decrease in general and administrative expenses during the three and six months ended June 30, 2013 was mainly due lower consulting costs.

Impairment of Investment

For the quarter and six months ended June 30, 2013, the Company recorded an impairment in the investment made in Telkoor equity shares based on independent valuation obtained. There was no impairment charges in the comparable prior periods ended on June 30, 2012.

Financial Income (Expense)

Financial expense was $5,000 for the three months ended June 30, 2013 compared to financial income of $7,000 for the three months ended June 30, 2012. Financial income was $88,000 for the six months ended June 30, 2013 compared to financial expense of $22,000 for the six months ended June 30, 2012. The change in financial results was due to foreign currency fluctuations during the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2013, we had cash and cash equivalents of $1.3 million and working capital of $4.1 million. This compared with cash and cash equivalents of $1.8 million and working capital of $4.0 million at December 31, 2012. The decrease in cash and cash equivalents and working capital was due mainly an increase in trade receivables partial offset by the net income for six months ended June 30, 2013 and decrease in inventory.

Net cash used in by operating activities totaled $354,000 for six months ended June 30, 2013 compared to net cash provided by operating activities of $210,000 for the six months ended June 30, 2012.

Net cash used in investing activities was $105,000 for the six months ended June 30, 2013 compared to $71,000 for the six months ended June 30, 2012. The net usage of cash for investing activities in 2013and 2012 was due mainly to a purchase of equipment.

There were no cash flows from financing activities for the six months ended June 30, 2013 and June 30, 2012.

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

Although we generated operating income and a net income during the six months ended June 30, 2013, we experienced an operating loss and a net loss during the six months ended June 30, 2010, we have historically experienced net losses and we may experience net losses in the future.

For the six months ended June 30, 2013, we had an operating loss of $106,000 and a net loss of $18,000 compared to an operating loss of $52,000 and a net loss of $29,000 for the six months ended June 30, 2010.  Although we have actively taken steps to increase our revenue and reduce manufacturing and operating costs, we may incur operating and net losses in the future unless we continue to increase revenues by selling current and custom design products, and continue seeking manufacturing cost reductions through offshore strategic agreements with contract manufacturers.

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

Sales to customers outside of North America accounted for 44.9% of net revenues during the six months ended June 30, 2013, and we expect that international sales will continue to represent a material portion of our total revenues. International sales are subject to the risks of international business operations as described above, as well as generally longer payment cycles, greater difficulty collecting accounts receivable, and currency restrictions.

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

During the second quarter of 2011, we invested in our major shareholder – Telkoor Telecom Ltd. ( a publicly traded company in Israel) through our wholly own subsidiary, DPL. This strategic investment was classified as an available-for-sale security and was recorded in our financial statements at the market value.  Under United States generally accepted accounting principles ("U.S. GAAP"), unrealized losses are reflected as "accumulated other comprehensive loss" in the equity, unless there is deemed to be a permanent decrease in market value. Subsequent to June 30, 2013 the share price of Telkoor has dropped significantly and if their share price remains at this low level, and we do not have an independent valuation or other evidence to prove otherwise, we may conclude that this decrease in the market value is permanent and the loss should be classified from equity to the statement of operations.

Our common stock price is volatile .

Our common stock is listed on the NYSE Amex and is thinly traded.  In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects.  The exercise of outstanding options and warrants may adversely affect our stock price and a shareholder’s percentage of ownership.  As of June 30, 2013, we had outstanding exercisable options to purchase an aggregate of 476,013 shares of common stock, with a weighted average exercise price of $1.21 per share.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits

3.1	Amended and Restated Articles of Incorporation of Digital Power Corporation (1)

3.2	Amendment to Articles of Incorporation (1)

3.3	Bylaws of Digital Power Corporation (1)

10.1	1996 Digital Power Stock Option Plan (1)
10.2	1998 Digital Power Stock Option Plan (2)
10.3	2002 Digital Power Stock Option Plan (3)
10.4	Lease, dated as of August 21, 2007, between the Company and SDC Fremont Business Center, Inc. (4)
10.5	Employment Agreement with Amos Kohn (5)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press Release, dated August 19, 2013, issued by Digital Power Corporation
101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

(1)	Previously filed with the Commission on October 16, 1996 as an exhibit to the Company’s Registration Statement on Form SB-2.
(2)	Previously filed with the Commission as Exhibit 10.7 to the Company’s Form 10-KSB for the year ended December 31, 1998.
(3)	Previously filed with the Commission as Exhibit A to the Company’s Proxy Statement filed on September 5, 2002.
(4)	Previously filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed on October 22, 2007.
(5)	Previously filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed on July 10, 2008.

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

Dated:  August 19, 2013

Digital Power Corporation

By:	/s/ Amos Kohn
Amos Kohn
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)