Form 10-Q/A
period 2013-06-30
DIGITAL POWER CORP
filed 2013-09-06
CIK 896493

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

48430 Lakeview Blvd.

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

At August 9, 2013, the registrant had outstanding 6,853,161 shares of common stock.

DIGITAL POWER CORPORATION

EXPLANATORY NOTE

Digital Power Corporation (“Company) is filing this Amendment No. 1 (this “Amendment) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (the “Original Form 10-Q”) originally filed with the Securities and Exchange Commission on August 19, 2013. The registrant is filing this Amendment to reclassify the impairment of its investment in Telkoor Telecom Ltd. ("Telkoor") from operating expenses to a separate other expense line item on its Consolidated Statements of Operations below operating income consistent with prior reporting and ASC 820 (Fair Value Measurements). The registrant has amended its Consolidated Balance Sheets, Consolidated Statements of Operations, and Notes 6 and 7 to Consolidated Financial Statements to reflect the reclassification. Further explanation as to the methodology used to establish the valuation of the investment in Telkoor is also provided in Note 7. In addition, to reflect this change the Company has also amended Risk Factors, Results of Operations, and Exhibit 99.1 (Press Release issued to report its financial results for the Quarter Ended June 30, 2013). In addition, the Company provided information about the appointment of a new VP of Finance, corrected various typographical errors in the original submission, and made other minor changes.

For the convenience of the reader, the document has been refiled in its entirety together with updated officer certifications.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

 U.S. dollars in thousands, except share data

	June 30,	December 31,
	2013	2012
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,344	$1,821
Trade receivables (net of allowance for doubtful accounts of $ 146 as at June 30, 2013 and December 31, 2012)	2,046	1,390
Prepaid expenses and other receivables	224	139
Inventories (Note 3)	1,793	2,012
Total current assets	5,407	5,362

PROPERTY AND EQUIPMENT, NET	541	504
INTANGIBLE ASSET, NET	205	267
INVESTMENT IN TELKOOR (Note 7)	542	780
LONG-TERM DEPOSITS	13	19

Total assets	$6,708	$6,932

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$918	$870
Related parties - trade payables	17	110
Advances from customers and deferred revenues	43	6
Other current liabilities	357	419
Total current liabilities	1,335	1,405

SHAREHOLDERS' EQUITY:
Share capital -
Series A Redeemable, Convertible Preferred shares, no par value - 500,000 shares authorized at June 30, 2013 and December 31, 2012; No shares are issued and outstanding.	-	-
Preferred shares, no par value - 1,500,000 shares authorized at June 30, 2013 and December 31, 2012; No shares are issued and outstanding.	-	-
Common shares, no par value - 30,000,000 shares authorized at June 30, 2013 and December 31, 2012; 6,853,161 shares issued and outstanding as at June 30, 2013 and December 31, 2012.	-	-
Additional paid-in capital	14,511	14,476
Accumulated deficit	(8,668)	(8,650)
Accumulated other comprehensive loss	(470)	(299)
Total shareholders' equity	5,373	5,527
Total liabilities and shareholders' equity	$6,708	$6,932

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands, except per share data

	Six months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012
	Unaudited

Revenues	$4,416	$5,182	$2,227	$2,942
Cost of revenues	2,702	2,979	1,341	1,666

Gross profit	1,714	2,203	886	1,276

Operating expenses:
Engineering and product development	349	322	177	160
Selling and marketing	524	490	257	252
General and administrative	751	804	376	393

Total operating expenses	1,624	1,616	810	805

Operating (loss) income	90	587	76	471
Financial income (expense), net	88	(22)	(5)	7
Impairment of investment	(196)		(196)

(Loss) income before income taxes	(18)	565	(125)	478

Income taxes	-	12	-	-

Net (loss) income	$(18)	$553	$(125)	$478

Basic net (loss) income per share	$(0.003)	$0.081	$(0.018)	$0.070

Diluted net (loss) income per share	$(0.003)	$0.079	$(0.018)	$0.069

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

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

 U.S. dollars in thousands, except share data

				Other
	Common	Additional		accumulated	Total	Total
	shares	paid-in	Accumulated	comprehensive	comprehensive	shareholders'
	Number	capital	deficit	loss	Income	Equity

Balance as of January 1, 2013	6,853,161	$14,476	$(8,650)	$(299)	-	$5,527

Stock based compensation related to options granted to Telkoor's employees and other non- employee consultants	-	(20)	-	-	-	(20)
Stock based compensation related to options granted to employees	-	55	-	-	-	55
Comprehensive income:
Net loss	-	-	(18)	-	(18)	(18)
Foreign currency translation adjustments	-	-	-	(171)	(171)	(171)

Total comprehensive income					$(189)
Balance as of June 30, 2013 (unaudited)	6,853,161	$14,511	$(8,668)	$(470)		$5,373

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

The Company has an Employee Stock Ownership Plan ("ESOP") covering eligible employees. The ESOP provides for the Employee Stock Ownership Trust ("ESOT") to distribute shares of the Company's Common shares as retirement benefits to the participants. The Company has not distributed shares since 1998. As of June 30, 2013, the ESOT held 157,515 shares of common stock.

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

	Six months ended June 30, 2013 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$2,508	$1,908	$-	$4,416
Intersegment revenues	199	-	(199)	-
Total revenues	$2,707	$1,908	$(199)	$4,416

Depreciation and amortization	$19	$80	$-	$99
Operating income (loss)	$57	$33	$-	$90
Tax expense				$-
Net income (loss)	$56	$(74)	$-	$(18)
Expenditures for segment assets	$86	$19	$-	$105
Identifiable assets	$3,890	$2,796	$-	$6,671

	Six months ended June 30, 2012 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$2,853	$2,329	$-	$5,182
Intersegment revenues	290	3	(293)	-
Total revenues	$3,143	$2,332	$(293)	$5,182

Depreciation and amortization	$23	$76	$-	$99
Operating income	$244	$343	$-	$587
Tax expense				$(12)
Net income	$232	$321	$-	$553
Expenditures for segment assets	$57	$14	$-	$71
Identifiable assets	$4,367	$3,304	$-	$7,671

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 6:-	SEGMENTS (Cont.)

	Three months ended June 30, 2013 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$1,376	$851	$-	$2,227
Intersegment revenues	161	0	(161)	-
Total revenues	$1,535	$851	$(161)	$2,227

Depreciation expense	$11	$40	$-	$51
Operating income (loss)	$57	$19	$-	$76
Tax expense				$-
Net income (loss)	$56	$(181)	$-	$(125)
Expenditures for segment assets	$53	$2	$-	$55
Identifiable assets	$3,890	$2,796	$-	$6,671

	Three months ended June 30, 2012 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$1,442	$1,500	$-	$2,942
Intersegment revenues	162	1	(163)	-
Total revenues	$1,604	$1,501	$(163)	$2,942

Depreciation expense	$11	$39	$-	$50
Operating income	$132	$339	$-	$471
Tax expense				$-
Net income	$124	$354	$-	$478
Expenditures for segment assets	$43	$8	$-	$51
Identifiable assets	$3,514	$3,304	$-	$6,996

NOTE 7:-	INVESTMENT IN TELKOOR

On June 16, 2011 the Company has acquired 1,136,666 shares of Telkoor, a major shareholder of the Company and an Israeli company listed in the Tel Aviv stock exchange, which represents 8.8% of the outstanding shares of Telkoor. As a result of this transaction, an existing manufacturing agreement between Digital Power and Telkoor will be updated and extended. The investment is accounted for as available-for-sale security. In September 2012, the investment has been accounted for under cost method as Telkoor shares do not have readily determinable fair value on the Tel Aviv Stock Exchange. The Company evaluated the fair value of the investment with assistance of a third party valuation. Such evaluation was based upon measurement of Telkoor’s total equity value (in accordance with ASC 820 – Fair Value Measurements) using the Income Approach based upon a discounted cash flow forecast for Telkoor in addition to the market value of Telkoor’s investment in the Company. An other than temporary impairment loss of $218 was recognized in finance expenses in the quarter ended September 30, 2012. The fair value of the investment as of December 31, 2012 was $780. The Company obtained another third party evaluation (based upon the Income Approach) of the stock during the quarter ended June 30, 2013 and the fair value of the investment was reduced to $542. As a result the Company recorded an impairment loss of $196 during the quarter and six months ended June 30, 2013. The Company has evaluated the near-term prospects of the investment in relation to the severity and duration of the impairment and based on that evaluation has the ability and intent to hold these investments until a recovery of fair value. Company has two reportable geographic segments (see Note 1 for a brief description of the Company's business).

NOTE 8:-	FAIR VALUE

Investment in Telkoor and stock options issued to non-employees are categorized as Level 3 fair value instruments. There were no reclassifications during the quarter and six months ended June 30, 2013 and 2012 respectively.

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

Revenues from our U.S. operations were relatively flat and were $1.4 million for the three months ended June 30, 2013 and June 30, 2012. Revenues from our European operations decreased by 43% to $851,000 for the three months ended June 30, 2013 as compared to $1.5 million for the same period in 2012. The decrease in revenues of our European operations was attributable to decreased sales of custom products to the commercial market.

For the six months ended June 30, 2013, our revenues decreased by 15% to $4.4 million from $5.2 for the six months ended June 30, 2012. The decrease in the revenues was attributable to the end of life of certain military products of our European operations and lower demand in U.S. operations.

For the six months ended June 30, 2013, revenues from our U.S. operations decreased by 12% to $2.5 million from $2.8 for the six months ended June 30, 2012. Revenues from our European operations of DPL decreased by 18% to $1.9 for the six months ended June 30, 2013, from $2.3 million for the six months ended June 30, 2012.

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

Engineering and Product Development

Engineering and product development expenses were $177,000 or 7.9% of revenues for the three months ended June 30, 2013, compared to $160,000 or 5.4% of revenues for the three months ended June 30, 2012. Engineering and product development expenses were $349,000 or 7.9% of revenues for the six months ended June 30, 2013 as compared to $322,000 or 6.2% of revenues for the six months ended June 30, 2012. The overall slight increase in our engineering and product development expenses was mainly due to increased spending on consulting costs.

Selling and Marketing

Selling and marketing expenses were $257,000 or 11.5% of revenues for the three months ended June 30, 2013 as compared to $252,000 or 8.6% of revenues for the three months ended June 30, 2012. Selling and marketing expenses were $524,000 or 11.9% of revenues for the six months ended June 30, 2013 as compared to $490,000 or 9.4% of revenues for the six months ended June 30, 2012. The marginal increase in the absolute dollars of selling and marketing expenses was primarily due to increased expense in selling and marketing headcount.

General and Administrative

General and administrative expenses were $376,000 or 16.9% of revenues for the three months ended June 30, 2013 as compared to $393,000 or 13.4% of revenues for the three months ended June 30, 2012. General and administrative expenses were $751,000 or 17.0% of revenues for the six months ended June 30, 2013 as compared to $804,000 or 15.5% of revenues for the six months ended June 30, 2012. The decrease in general and administrative expenses during the three and six months ended June 30, 2013 was mainly due to lower consulting costs.

Impairment of Investment

For the quarter and six months ended June 30, 2013, the Company recorded an impairment in the investment made in Telkoor equity shares based on independent valuation obtained. There was no impairment charges in the comparable prior periods ended on June 30, 2012.

Impairment of Investment

For the quarter and six months ended June 30, 2013, the Company recorded an impairment in the investment made in Telkoor equity shares based on independent valuation obtained. There was no impairment charges in the comparable prior periods ended on June 30, 2012. See Note 7 to the Consolidated Financial Statements.

Financial Income (Expense)

Financial expense was $5,000 for the three months ended June 30, 2013 compared to financial income of $7,000 for the three months ended June 30, 2012. Financial income was $88,000 for the six months ended June 30, 2013 compared to financial expense of $22,000 for the six months ended June 30, 2012. The change in financial results was due to a dividend of $63 received from Telkoor in the quarter ended March 31, 2013 and foreign currency fluctuations during the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2013, we had cash and cash equivalents of $1.3 million and working capital of $4.1 million. This compared with cash and cash equivalents of $1.8 million and working capital of $4.0 million at December 31, 2012. The decrease in cash and cash equivalents was due mainly to an increase in trade receivables partially offset by a decrease in inventories. Working capital remained virtually unchanged as the decrease in cash and cash equivalents and inventories was offset by the increase in trade receivables.

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

Although we generated operating income during the six months ended June 30, 2013, we have historically experienced operating and net losses and we may experience such losses in the future.

For the six months ended June 30, 2013, we had operating income of $90,000 and a net loss of $18,000 compared to an operating income of $587,000 and a net income of $553,000 for the six months ended June 30,   2012. For the year ended December 31, 2012, we had an operating loss of $94,000 and a net loss of $329,000. Although we have actively taken steps to increase our revenue and reduce manufacturing and operating costs, we may incur operating and net losses in the future unless we continue to increase revenues by selling current and custom design products, and continue seeking manufacturing cost reductions through offshore strategic agreements with contract manufacturers.

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

We also entered into a Manufacturing Rights Agreement with Telkoor in 2012 pursuant to which we were granted the non-exclusive right to directly place purchase orders for certain products from third party manufacturers in consideration for payment of royalties.

We are dependent upon our ability, and our contract manufacturers’ ability, to timely procure electronic components.

Affected by the 2009 global recession and the tsunami and nuclear crises in Japan, many of our raw material vendors have reduced capacities, closed production lines and, in some cases, even discontinued their operations. As a result, there is a global shortage of certain electronic components, which has extended our production lead-time and our production costs.  For example, in some cases, finished goods that used to be available in 12 weeks for a production purchase order are now available only after 22 weeks.  Also, some materials are no longer available to support some of our products, thereby requiring us to search for cross materials or, even worse, redesign some of our products to support currently-available materials.    Such redesign efforts may require certain regulatory and safety agency re-submittals, which may cause further production delays. While we have initiated actions that we believe will limit our exposure to such problems, the dynamic business conditions in many of our markets may challenge the solutions that have been put in place, and issues may recur in the future.

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

Our success depends on our ability to attract, retain and motivate our key management personnel, including, but not limited to, our CEO, CFO, marketing & sales, and key engineers, necessary to implement our business plan and to grow our business. Despite the adverse economic conditions at this time, and those occurring over the past several years, competition for certain specific technical and management skill sets is intense. If we are unable to identify and hire the personnel that we need to succeed, or if one or more of our present key employees were to cease to be associated with us, our future results could be adversely affected. Our CEO, Amos Kohn, also currently serves as our CFO on an interim basis until the Company appoints a new CFO.  Mr. Kohn continues to serve in his role as our CEO. Mr. Kohn’s employment agreement with the Company expired on December 31, 2010. As of June 30, 2013, Mr. Kohn and the Company have not signed a new employment agreement.

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

During the second quarter of 2011, we invested in our major shareholder – Telkoor Telecom Ltd. ( a publicly traded company in Israel) through our wholly own subsidiary, DPL. This strategic investment was classified as an available-for-sale security and was recorded in our financial statements at the market value.  Under United States generally accepted accounting principles ("U.S. GAAP"), unrealized losses are reflected as "accumulated other comprehensive loss" in the equity, unless there is deemed to be a permanent decrease in market value. Since the investment does not have a readily determinable fair value on the Tel Aviv Stock Exchange, the Company evaluated the fair value of the investment through a third party for the quarter ended September, 2012 and, again, for the current quarter ended June 30, 2013 As the result of these evaluations, the Company has recorded impairments of this investment of $218,000 in the quarter ended September 30, 2012 and $196,000 in the quarter ended June 30, 2013. We will continue to evaluate this investment on an ongoing basis and further declines in its value may have a material adverse effect on our results of operations.

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

Appointment of new VP of Finance

On August 15, 2013, the Company entered into a letter agreement with William J. Hultzman (the "Letter Agreement"), pursuant to which he became the Company's VP of Finance (principal financial officer and principal accounting officer) on August 21, 2013. Mr. Hultzman replaced Amos Kohn, the Company's President and Chief Executive Officer, who served as interim Chief Financial Officer since March 2011.

Mr. Hultzman (age 61) served as Finance & Business Development Advisor for STEC USA, LLC, a private start-up in the industrial automation industry space, from 2009 until August, 2013. From 2007 to 2009, Mr. Hultzman served as the Vice President of Finance and Corporate Secretary for R.T. Peak Travel Group, a private travel management company. From 1999 to 2007, Mr. Hultzman held the positions of Vice President of Finance & Controlling, and then Business Unit General Manager and V.P. of Finance, with Voith Paper Automation, Inc., a private manufacturing and service conglomerate headquartered in Germany. From 1985 to 1999, Mr. Hultzman served as the Corporate Controller of Impact Systems, Inc. (a public company traded on NASDAQ for most of this period).

As VP of Finance, Mr. Hultzman's will be principally responsible for the finance, accounting and human resource functions of the Company, including but not limited to SEC reporting, budgeting and financial planning. In addition, Mr. Hultzman will prepare consolidated financial statements and maintain appropriate internal controls. Mr. Hultzman will report to the Company's President and Chief Executive Officer.

The following is a brief description of the Letter Agreement with Mr. Hultzman:

Annual Compensation. Mr. Hultzman's base salary will be $110,000, subject to a performance review after six months and an annual performance review thereafter. He will be eligible for potential salary increases and a bonus grant subject to the Company’s yearly practice and his performance.

Equity Award. Subject to Compensation Committee and Board of Director approval, Mr. Hultzman will be granted an option to purchase 25,000 shares of the Company's common stock at the closing price on the date of grant.

Benefits: Mr. Hultzman is eligible to participate in the Company’s 401(k) pension plan and will receive other customary employee benefits.

The description of the Letter Agreement herein does not purport to be complete and is qualified in its entirety by reference to the Letter Agreement itself, a copy of which is filed as an exhibit to this Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarterly period ended June 30, 2013.

There are no transactions in which Mr. Hultzman has an interest requiring disclosure under Item 404(a) of Regulation S-K or any family relationships requiring disclosure under Item 401(d) of Regulation S-K.

ITEM 6.	EXHIBITS

Exhibits

3.1	Amended and Restated Articles of Incorporation of Digital Power Corporation (1)

3.2	Amendment to Articles of Incorporation (1)

3.3	Bylaws of Digital Power Corporation (1)

10.1	1996 Digital Power Stock Option Plan (1)

10.2	1998 Digital Power Stock Option Plan (2)

10.3	2002 Digital Power Stock Option Plan (3)

10.4	Lease, dated as of August 21, 2007, between the Company and SDC Fremont Business Center, Inc. (4)

10.5	Employment Agreement with Amos Kohn (5)

10.6	2012 Digital Power Incentive Share Option Plan (6)

10.8†	Manufacturing Rights Agreement, dated December 30, 2012, by and between the Company and Telkoor Telecom Ltd.

10.9	Letter Agreement with William J. Hultzman.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release, dated September 6, 2013, issued by Digital Power Corporation entitled, "Digital Power Corporation Reports Financial Results for the Second Quarter Ended June 30, 2013".

99.2	Press Release, dated September 6, 2013, issued by Digital Power Corporation entitled, "Digital Power Corporation Appoints William J. Hultzman as VP of Finance".

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

(1)	Previously filed with the Commission on October 16, 1996 as an exhibit to the Company’s Registration Statement on Form SB-2.
(2)	Previously filed with the Commission as Exhibit 10.7 to the Company’s Form 10-KSB for the year ended December 31, 1998.
(3)	Previously filed with the Commission as Exhibit A to the Company’s Proxy Statement filed on September 5, 2002.
(4)	Previously filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed on October 22, 2007.
(5)	Previously filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed on July 10, 2008.
(6)	Previously filed with the Commission as Exhibit A to the Company’s DEF-14A filed on October 22, 2012.

 †Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request, which was granted on July 16, 2013.

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

Dated:  September 6, 2013

Digital Power Corporation

By:	/s/ William Hultzman
William Hultzman
VP of Finance
(Principal Financial Officer)