Form 10-Q
period 2013-09-30
DIGITAL POWER CORP
filed 2013-11-13
CIK 896493

 U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2013

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________ .

Commission file number 1-12711

DIGITAL POWER CORPORATION

( Exact name of registrant as specified in its charter )

California	94-1721931
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
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

At October 31, 2013, the registrant had outstanding 6,853,161 shares of common stock.

DIGITAL POWER CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

  U.S. dollars in thousands, except share data

	September 30, 2013	December 31, 2012
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,544	$1,821
Trade receivables (net of allowance for doubtful accounts of $ 146 as at September 30, 2013 and December 31, 2012)	2,323	1,390
Prepaid expenses and other receivables	186	139
Inventories (Note 3)	1,822	2,012
Total current assets	5,875	5,362

PROPERTY AND EQUIPMENT, NET	580	504
INTANGIBLE ASSET, NET	192	267
INVESTMENT IN TELKOOR (Note 7)	575	780
LONG-TERM DEPOSITS	13	19

Total assets	$7,235	$6,932

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,119	$870
Related parties - trade payables	183	110
Advances from customers and deferred revenues	153	6
Other current liabilities	467	419
Total current liabilities	1,922	1,405

SHAREHOLDERS' EQUITY:
Share capital -
Series A Redeemable, Convertible Preferred shares, no par value - 500,000 shares authorized at September 30, 2013 and December 31, 2012; No shares are issued and outstanding.	-	-
Preferred shares, no par value - 1,500,000 shares authorized at September 30, 2013 and December 31, 2012; No shares are issued and outstanding.	-	-
Common shares, no par value - 30,000,000 shares authorized at September 30, 2013 and December 31, 2012; 6,853,161 shares issued and outstanding as at September 30, 2013 and December 31, 2012.	-	-
Additional paid-in capital	14,541	14,476
Accumulated deficit	(8,921)	(8,650)
Accumulated other comprehensive loss	(307)	(299)
Total shareholders' equity	5,313	5,527
Total liabilities and shareholders' equity	$7,235	$6,932

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands, except per share data

	Nine months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012
	Unaudited

Revenues	$6,503	$6,861	$2,087	$1,679
Cost of revenues	4,100	4,016	1,398	1,037

Gross profit	2,403	2,845	689	642

Operating expenses:
Engineering and product development	573	513	224	191
Selling and marketing	794	760	270	270
General and administrative	1,180	1,228	429	424

Total operating expenses	2,547	2,501	923	885

Operating income (loss)	(144)	344	(234)	(243)
Financial income (expense), net	69	(20)	(18)	2
Impairment of investment	(196)	(218)		(218)

Income (loss) before income taxes	(271)	106	(252)	(459)

Income taxes	-	20	-	8

Net income (loss)	$(271)	86	$(252)	$(467)

Basic net income (loss) per share	$(0.039)	$0.013	$(0.037)	$(0.068)

Diluted net income (loss) per share	$(0.039)	$0.012	$(0.037)	$(0.068)

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

U.S. dollars in thousands

	Nine months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012
	Unaudited

Net (loss) income	$(271)	$86	$(252)	$(467)
Other Comprehensive income, net of tax:
Change in net unrealized gain on available-for-sale marketable securities	-	473	-	359
Change in net foreign currency translation adjustment	(8)	139	163	113
Other comprehensive (loss) income	(8)	612	163	472
Total comprehensive (loss) income:	(279)	698	(89)	5

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

U.S. dollars in thousands, except share data

	Common shares	Additional paid-in	Accumulated	Other accumulated comprehensive	Total comprehensive	Total shareholders'
	Number	capital	deficit	loss	Income	Equity

Balance as of January 1, 2013	6,853,161	$14,476	$(8,650)	$(299)	-	$5,527

Stock based compensation related to options granted to Telkoor's employees and other non- employee consultants	-	(17)	-	-	-	(17)
Stock based compensation related to options granted to employees	-	82	-	-	-	82
Comprehensive income:
Net loss	-	-	(271)	-	(271)	(271)
Foreign currency translation adjustments	-	-	-	(8)	(8)	(8)

Total comprehensive income					$(279)

Balance as of September 30, 2013 (unaudited)	6,853,161	$14,541	$(8,921)	$(307)		$5,313

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Nine months ended September 30,
	2013	2012
	Unaudited
Cash flows from operating activities :

Net income (loss)	$(271)	$86
Adjustments required to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	78	76
Amortization of intangible asset	72	73
Stock based compensation related to options granted to employees	82	101
Stock based compensation related to options granted to Telkoor's employees	(18)	(3)
Impairment of investment in Telkoor	196	218
Decrease (increase) in trade receivables, net	(919)	105
(Increase) decrease in prepaid expenses and other accounts receivable	(46)	(33)
Decrease in inventories	196	213
Decrease in accounts payable and related parties- trade payables	309	(299)
Decrease in deferred revenues and other current liabilities	190	(368)
Decrease (increase) in long term loan and lease	6	-

Net cash (used by)/provided by operating activities	(125)	169

Cash flows from investing activities :

Purchase of property and equipment	(155)	(81)

Net cash used in investing activities	(155)	(81)

Cash flows from financing activities :
	-	-
Effect of exchange rate changes on cash and cash equivalents	3	25

Increase/ (decrease) in cash and cash equivalents	(277)	113
Cash and cash equivalents at the beginning of the period	1,821	1,777

Cash and cash equivalents at the end of the period	$1,544	$1,890

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

NOTE 2:-                       SIGNIFICANT ACCOUNTING POLICIES

a.

The accompanying unaudited consolidated financial statements as of September 30, 2013 and for the nine months ended September 30, 2013 and 2012 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of the financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2013.

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

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 3:-                        INVENTORIES

	September 30, 2013	December 31, 2012
	Unaudited

Raw materials, parts and supplies	$339	$426
Work in progress	330	368
Finished products	1,153	1,218

	$1,822	$2,012

NOTE 4:-                       ACCOUNTING FOR STOCK-BASED COMPENSATION

a.	Stock option plans:

1.	Under the Company's stock option plans, options may be granted to employees, officers, consultants, service providers and directors of the Company or its subsidiary.

2.

As of September 30, 2013, the Company has authorized, by way of three Incentive Share Option Plans, the grant of options to officers, management, other key employees and others of up to 513,000, 240,000 and 1,519,000 shares, respectively, of the Company's common stock. At the company’s annual meeting on August 12, 2013, the company’s shareholders approved an increase in the total number of shares available under the 2012 Stock Option Plan from 410,145 to 1,372,630 shares. As of September 30, 2013, options to purchase up to an aggregate of 1,332,630 shares of the Company's common stock are still available for future grant under the 2012 Plan. All plans prior to the 2012 Plan have expired.

3.

The options granted generally become fully exercisable after four years and expire no later than 10 years from the date of the option grant. Any options that are forfeited or cancelled before expiration become available for future grants.

	Nine months ended September 30, 2013
	Amount of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (*)
Outstanding at the beginning of the period	832,763	$1.30	6.08	$1

Outstanding at the end of the period	822,763	$1.30	5.40	$-

Exercisable options at the end of the period	586,763	$1.27	4.47	$-

(*)	Calculation of aggregate intrinsic value is based on the share price of the Company's common stock as of September 30, 2013 ($ 0.71 per share).

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

No options were granted during the first nine months of 2013 and 2012.

The total employee's equity-based compensation expense related to all of the Company's equity-based awards, recognized for the nine months and three months ended September 30, 2013 is comprised as follows:

	Nine months ended		Three months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	Unaudited	Unaudited	Unaudited	Unaudited

Sales and marketing expenses	4	5	2	2
General and administrative	61	96	8	38
Total employees equity-based compensation expense	65	101	10	40

As of September 30, 2013, there was $ 192 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a period of the next 21 months.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 4:-                       ACCOUNTING FOR STOCK-BASED COMPENSATION (Cont.)

b.

Employee Stock Ownership Plan:

The Company has an Employee Stock Ownership Plan ("ESOP") covering eligible employees which it is in the process of terminating. The ESOP provided for the Employee Stock Ownership Trust ("ESOT") to distribute shares of the Company's Common shares as retirement benefits to the participants. The Company has not distributed shares since 1998 and as of September 30, 2013, the ESOT held 157,515 shares of common stock. In September, 2013,the ESOT began notifying the ESOP participants of their options with respect to the termination of ESOT shares and will begin processing either an equivalent cash payment or an exchange of the equivalent value of the Company’s common stock.

NOTE 5:-                       NET INCOME PER SHARE

The following table sets forth the computation of the basic and diluted net earnings per share:

1.         Numerator:

	Nine months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012
	Unaudited

Net income (loss) available to Common shareholders	$(271)	$86	$(252)	$(467)

2.         Denominator:

	Nine months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012
	Unaudited

Denominator for basic net income per share of weighted average number of common shares	6,853,161	6,855,501	6,853,161	6,863,150
Effect of dilutive securities:
Employee stock options	-	131,083	-	70,451

Denominator for diluted net income per common share	6,853,161	6,986,584	6,853,161	6,933,601

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

	Nine months ended September 30, 2013 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$3,917	$2,586	$-	$6,503
Intersegment revenues	226	-	(226)	-
Total revenues	$4,143	$2,586	$(226)	$6,503

Depreciation and amortization	$31	$119	$-	$150
Operating income (loss)	$(69)	$(75)	$-	$(144)
Impairment of investment		$(196)		$(196)
Tax expense				$-
Net income (loss)	$(70)	$(201)	$-	$(271)
Expenditures for segment assets	$102	$53	$-	$155
Identifiable assets	$3,941	$3,294	$-	$7,235

	Nine months ended September 30, 2012 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$4,010	$2,851	$-	$6,861
Intersegment revenues	379	56	(435)	-
Total revenues	$4,389	$2,907	$(435)	$6,861

Depreciation and amortization	$36	$114	$-	$150
Operating income	$145	$199	$-	$344
Impairment of investment		$(218)		$(218)
Tax expense				$(20)
Net income (loss)	$125	$(39)	$-	$86
Expenditures for segment assets	$67	$14	$-	$81
Identifiable assets	$3,970	$3,532	$-	$7,502

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 6:-                       SEGMENTS (Cont.)

	Three months ended September 30, 2013 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$1,409	$678	$-	$2,087
Intersegment revenues	27	0	(27)	-
Total revenues	$1,436	$678	$(27)	$2,087

Depreciation expense	$12	$39	$-	$51
Operating income (loss)	$(126)	$(108)	$-	$(234)
Tax expense				$-
Net income (loss)	$(126)	$(126)	$-	$(252)
Expenditures for segment assets	$16	$34	$-	$50
Identifiable assets	$3,941	$3,294	$-	$7,235

	Three months ended September 30, 2012 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$1,157	$522	$-	$1,679
Intersegment revenues	89	53	(142)	-
Total revenues	$1,246	$575	$(142)	$1,679

Depreciation expense	$13	$38	$-	$51
Operating income	$(102)	$(144)	$-	$(243)
Impairment of investment		$(218)		$(218)
Tax expense				$(8)
Net income	$(107)	$(360)	$-	$(467)
Expenditures for segment assets	$10		$-	$10
Identifiable assets	$3,970	$3,532	$-	$7,502

NOTE 7:-                       INVESTMENT IN TELKOOR

On June 16, 2011 the Company has acquired 1,136,666 shares of Telkoor, a major shareholder of the Company and an Israeli company listed in the Tel Aviv stock exchange, which represents 8.8% of the outstanding shares of Telkoor. As a result of this transaction, an existing manufacturing agreement between Digital Power and Telkoor will be updated and extended. The investment is accounted for as available-for-sale security. In September 2012, the investment has been accounted for under cost method as Telkoor shares do not have readily determinable fair value on the Tel Aviv Stock Exchange. The Company evaluated the fair value of the investment with assistance of a third party valuation. Such evaluation was based upon measurement of Telkoor’s total equity value (in accordance with ASC 820 – Fair Value Measurements) using the Income Approach based upon a discounted cash flow forecast for Telkoor in addition to the market value of Telkoor’s investment in the Company. An other than temporary impairment loss of $218 was recognized in finance expenses in the quarter ended September 30, 2012. The fair value of the investment as of December 31, 2012 was $780. The Company obtained another third party evaluation (based upon the Income Approach) of the stock during the quarter ended June 30, 2013 and recognized the fair value of the investment to be reduced to $542 . As a result the Company recorded an impairment loss of $196 during the quarter and six months ended June 30, 2013. The Company has evaluated the near-term prospects of the investment in relation to the severity and duration of the impairment and based on that evaluation has the ability and intent to hold these investments until a recovery of fair value. Company has two reportable geographic segments (see Note 1 for a brief description of the Company's business).

NOTE 8:-                       FAIR VALUE

Investment in Telkoor and stock options issued to non-employees are categorized as Level 3 fair value investments. There were no reclassifications during the quarter and nine months ended September 30, 2013 and 2012 respectively.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013, COMPARED TO SEPTEMBER 30, 2012

Revenues

Our consolidated revenues increased by 24% to $2.1 million for the three months ended September 30, 2013, from $1.7 million for the three months ended September 30, 2012. The increase in revenues was mainly due to an increase in shipments of our standard products to commercial markets.

Revenues from our U.S. operations for the three months ended September 30, 2013 increased by 17% to $1.4 million from $1.2 million for the three months ended September 30, 2012 mainly the result of an increase in shipments of standard products. Revenues from our European operation increased by 30% to $678,000 for the three months ended September 30, 2013 as compared to $522,000 million for the same period in 2012. The increase in revenues of our European operation was attributable to increased sales of custom products to both the defense and commercial markets.

For the nine months ended September 30, 2013, our revenues decreased by 6% to $6.5 million from $6.9 million for the nine months ended September 30, 2012. The decrease in the revenues was attributable to the end of life of certain military products of our European operations and slightly lower demand in our domestic operations.

For the nine months ended September 30, 2013, revenues from our U.S. operations decreased by 2.5% to $3.9 million from $4.0 for the nine months ended September 30, 2012 reflecting lower custom product shipments. Revenues from our European operations of DPL decreased by 10% to $2.6 million for the nine months ended September 30, 2013 from $2.9 million for the nine months ended September 30, 2012 primarily attributable to lower commercial shipments.

Gross Margins

Gross margins decreased to 33% for the three months ended September 30, 2013, compared to 38% for the three months ended September 30, 2012. Gross margins for the nine months ended September 30, 2013 decreased to 37% compared to the gross margins of 41% for the nine months ended September 30, 2012. The decrease in gross margins for the three and six months ended September 30, 2013 was mainly due to lower revenues.

Engineering and Product Development

Engineering and product development expenses were $224,000, or 10.7% of revenues for the three months ended September 30, 2013, compared to $191,000 or 11.4% of revenues for the three months ended September 30, 2012. Engineering and product development expenses were $573,000 or 8.8% of revenues for the nine months ended September 30, 2013 as compared to $513,000 or 7.5% of revenues for the nine months ended September 30, 2012. The increase in our engineering and product development expenses was mainly due to an increased spending on outside consulting costs.

Selling and Marketing

Selling and marketing expenses were $270,000 or 12.9% of revenues for the three months ended September 30, 2013 as compared to $270,000 or 16.1% of revenues, for the three months ended September 30, 2012. Selling and marketing expenses were $794,000 or 12.2% of revenues for the nine months ended September 30, 2013 as compared to $760,000 or 11.1% of revenues for the nine months ended September 30, 2012. The increase in selling and marketing expenses during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 was primarily due to increased expense in selling and marketing headcount.

General and Administrative

General and administrative expenses were $429,000 or 20.6% of revenues, for the three months ended September 30, 2013 as compared to $424,000, or 25.2% of revenues, for the three months ended September 30, 2012. General and administrative expenses were $1,180,000 or 18.1% of revenues for the nine months ended September 30, 2013 as compared to $1,228,000 or 17.9% of revenues for the nine months ended September 30, 2012. The decrease in general and administrative expenses during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 was mainly due to lower consulting costs.

Financial Income (Expense)

Financial expense was $18,000 for the three months ended September 30, 2013 compared to financial income of $2,000 for the three months ended September 30, 2012. Financial income was $69,000 for the nine months ended September 30, 2013 compared to financial expense of $20,000 for the nine months ended September 30, 2012. The change in financial results was due to a dividend of $63 received from Telkoor in the quarter ended March 31, 2013 and to foreign currency fluctuations during the respective periods.

Impairment of Investment

For the nine months ended September 30, 2013, the Company recorded an impairment of $196,000 in the investment made in Telkoor equity shares based on independent valuation obtained for the quarter ended June 30,2013. For the three and nine months ended September 30, 2012, the company recorded an impairment expense of $218,000 also based upon an independent valuation. See Note 7 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2013, the Company had cash and cash equivalents of $1.5 million and working capital of $4.0 million. This compared with cash and cash equivalents of $1.8 million and working capital of $4.0 million at December 31, 2012. The decrease in cash and cash equivalents was due mainly to the operating loss for the nine months ended September 30, 2013 and an increase in trade receivables partially offset by an increase in accounts payable. Working capital remained virtually unchanged as the decrease in cash and cash equivalents and inventories and the increase in accounts payable and deferred revenue was offset by the increase in trade receivables.

Net cash used by operating activities totaled $125,000 for nine months ended September 30, 2013 compared to net cash provided by operating activities of $169,000 for the nine months ended September 30, 2012.

Net cash used in investing activities was $155,000 for the nine months ended September 30, 2013 compared to $81,000 for the nine months ended September 30, 2012. The net usage of cash for investing activities in 2013and 2012 was due mainly to a purchase of equipment.

There were no cash flows from financing activities for the nine months ended September 30, 2013 and September 30, 2012.

The company believes it has adequate resources at this time to continue its operational and promotional efforts to increase sales and support our current operation.  However, if the company does not increase sales, it may have to raise money through debt or equity which may dilute shareholders’ equity.

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

The Company generated an operating loss during the nine months ended September 30, 2013 and has historically experienced operating and net losses in prior reporting periods and may experience such losses in the future.

For the nine months ended September 30, 2013, the Company had an operating loss of $144,000 and a net loss of $271,000 compared to operating income of $344,000 and a net income of $86,000 for the nine months ended September 30, 2012. For the year ended December 31, 2012, we had an operating loss of $94,000 and a net loss of $329,000. Although the Company has actively taken steps to increase revenue (including the recent hire of a new Director of Sales) and reduce manufacturing and operating costs, the Company may incur operating and net losses in the future unless it increases revenues by selling current and custom design products, and continue seeking manufacturing cost reductions through offshore strategic agreements with contract manufacturers.

We depend on Telkoor to design and manufacture some of our products.

We depend on Telkoor, our largest shareholder and one of our third party subcontractors, for design and manufacturing capabilities for some of the products that we sell. If Telkoor is unable or unwilling to continue designing or manufacturing our products in required volumes and with a certain level of quality on a timely basis, that could lead to loss of sales and adversely affect our operating results and cash position. We also depend on Telkoor's intellectual property and ability to transfer production to third party manufacturers. Failure to obtain new products in a timely manner or delay in delivery of products to customers will have an adverse effect on our ability to meet our customers’ expectations.  In addition, we operate in highly competitive markets where our ability to sell Telkoor’s products could be adversely affected by Telkoor’s agreements with other companies, long lead-times and the high cost of Telkoor’s products. For example, in April 2008 Telkoor signed a “private label” agreement with Murata Power Solutions ("Murata") in Canada to sell Telkoor’s products under the Murata brand name, an agreement which positioned Murata as a direct competitor to us with respect to selling Telkoor’s products in North America.

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

In 2012, we entered into a Manufacturing Rights Agreement with Telkor pursuant to which we were granted the non-exclusive right to directly place purchase orders for certain products from third party manufacturers in consideration for payment of royalties.

We are dependent upon our ability, and our contract manufacturers’ ability, to timely procure electronic components.

Because of the global economy, many of our raw material vendors have reduced capacities, closed production lines and, in some cases, even discontinued their operations. As a result, there is a global shortage of certain electronic components, which has extended our production lead-time and our production costs.  For example, in some cases, finished goods that used to be available in 12 weeks for a production purchase order are now available only after 22 weeks.  Also, some materials are no longer available to support some of our products, thereby requiring us to search for cross materials or, even worse, redesign some of our products to support currently-available materials.Such redesign efforts may require certain regulatory and safety agency re-submittals, which may cause further production delays. While we have initiated actions that we believe will limit our exposure to such problems, the dynamic business conditions in many of our markets may challenge the solutions that have been put in place, and issues may recur in the future.

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

Our success depends on our ability to attract, retain and motivate our key management personnel, including, but not limited to, our CEO, CFO, Director of Sales, and key engineers, necessary to implement our business plan and to grow our business. Despite the adverse economic conditions at this time, and those occurring over the past several years, competition for certain specific technical and management skill sets is intense. If we are unable to identify and hire the personnel that we need to succeed, or if one or more of our present key employees were to cease to be associated with us, our future results could be adversely affected.

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

Sales to customers outside of North America accounted for 39.8% of net revenues during the nine months ended September 30, 2013, and we expect that international sales will continue to represent a material portion of our total revenues. International sales are subject to the risks of international business operations as described above, as well as generally longer payment cycles, greater difficulty collecting accounts receivable, and currency restrictions.

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

During the second quarter of 2011, we invested in our major shareholder Telkoor Telecom Ltd. ( a publicly traded company in Israel) through our wholly own subsidiary, DPL. This strategic investment was classified as an available-for-sale security and was recorded in our financial statements at the market value.  Under United States generally accepted accounting principles ("U.S. GAAP"), unrealized losses are reflected as "accumulated other comprehensive loss" in the equity, unless there is deemed to be a permanent decrease in market value. Since the investment does not have a readily determinable fair value on the Tel Aviv Stock Exchange, the Company evaluated the fair value of the investment through a third party for the quarter ended September, 2012 and, again, for the quarter ended June 30, 2013 As the result of these evaluations, the Company has recorded impairments of this investment of $218,000 in the quarter ended September 30, 2012 and $196,000 in the quarter ended June 30, 2013. We will continue to evaluate this investment on an ongoing basis and further declines in its value may have a material adverse effect on our results of operations. .

Our common stock price is volatile .

Our common stock is listed on the NYSE MKT and is thinly traded.  In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects.  The exercise of outstanding options and warrants may adversely affect our stock price and a shareholder’s percentage of ownership.  As of September 30, 2013, we had outstanding exercisable options to purchase an aggregate of 586,763 shares of common stock, with a weighted average exercise price of $1.27 per share.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      RESERVED

ITEM 5.      OTHER INFORMATION

None.

ITEM 6.      EXHIBITS

Exhibits

3.1	Amended and Restated Articles of Incorporation of Digital Power Corporation (1)

3.2	Amendment to Articles of Incorporation (1)

3.3	Bylaws of Digital Power Corporation (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2001

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

(1)	Previously filed with the Commission on October 16, 1996 as an exhibit to the Company’s Registration Statement on Form SB-2.

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

Dated:  November 13, 2013

Digital Power Corporation

By:	/s/ William Hultzman
William Hultzman
V.P. of Finance
(Principal Accounting Officer)