Form 10-K
period 2013-12-31
DIGITAL POWER CORP
filed 2014-03-28
CIK 896493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

Yes ☐      No ☑

As of June 30, 2013, the aggregate market value of the voting common stock held by non-affiliates was approximately $1,990,544 based upon the closing price of the common stock on the NYSE MKT on that date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 20, 2014, the number of shares of common stock outstanding was 6,853,161.

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

Our products are sold directly by our sales force and through a network of manufacturers’ representatives and distributors.  Our sales strategy is to identify and focus on strategic accounts. This strategy allows us to maintain a close and direct relationship with them, which positions us as the supplier of choice for these customers’ challenging, innovative and demanding new product requirements.  In striving for additional market share, we simultaneously seek to strengthen our traditional sales channels of manufacturer representatives and distributors. We plan to continue to build more channels and increase our market share through 2014.

Commercial Customers .   We serve global commercial markets including medical, telecom, and industrial companies. Our products are deployed in a variety of applications and operate in a broad range of systems where customers require mission critical power reliability and occasionally extreme environmental conditions.  Examples of the commercial markets we serve and products for these markets include:

■	Medical (Patient Contact and Non-patient Contact)
■	Colonoscopy imaging system
■	Imaging, dispensing equipment
■	Ventilators
■	Dialysis, endoscopy, surgical equipment
■	Ultrasound, MRI
■	Oxygen concentration

■	Telecom
	■	Switches
	■	Routers
	■	Servers
	■	Broadband networks and video broadcast systems
	■	Fiber optic networks
	■	Wireless systems

■	Industrial Process Equipment and Embedded Controls
	■	Packaging equipment, pumps, CNC machines, laser
	■	Intelligent / LED lighting
	■	Industrial printers
	■	Laboratory and diagnostic equipment
	■	ATE (Automatic Test Equipment), scientific
	■	Advanced projectors

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

At the core of every military electronic system is a power supply. Mission critical systems require rugged high performance power platforms that will operate and survive the harsh environmental conditions placed upon such systems. Our power supplies, which include the following, function effectively in these severe military environments:

■	Missiles – Ground-to-Air, Air-to-Air and Sea-to-Air
■	Naval – Shipboard radar, EW and communication
■	Mobile and Ground Communications – Active Protection, Communications and Navigation
■	Surveillance, test equipment
■	UAV (Unmanned Aerial Vehicle) – Very lightweight power systems

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

Full custom military project services:

●	Program management for each project
●	Quality assurance and control:
	o	ISO 9001: 2008 and ISO 17025: 2005 certified
	o	Compliance with AS9100 through our manufacturing
	o	Compliance with MIL-Q 9858A
	o	Compliance with environmental testing in accordance with MIL-STD 810, MIL-STD 202
	o	FRACAS (Failure Reporting, Analysis, and Corrective Action System)
	o	100% screening, including ESS (Environmental Stress Screening) and ATP (Acceptance Test Procedure) with random vibration and temperature cycling tests
●	Product Tests:
	o	Vertical Random Vibration
	o	Sine Sweep Vibrations
	o	Shock
	o	Salt
	o	Fog
	o	Polar Temperatures

Typical Product Features:

●	Wide input voltage range
●	Multi-output voltages (DC and AC)
●	Fully approved according to MIL-STD 704, MIL-STD 1275 and MIL-STD 1399
●	Environmental conditions per MIL-STD 810
●	EMI/RFI per MIL-STD 461
●	Wide operating temperature range of -40°C up to +90°C
●	Power output up to 72,000 Watts (3 x 24,000 Watts system)
●	High switching frequency up to 500KHz
●	High efficiency, over 90%
●	High power density up to 26 watts/inch 3
●	Power factor correction
●	Redundancy and hot swap N+1
●	Switching Frequency sync to external clock
●	Free convection, forced air cooling and base plate cooling

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

Employees

As of December 31, 2013, we had 28 employees located in the United States and the United Kingdom, of whom seven were engaged in engineering and product development, eight in sales and marketing, seven in general operations and six in general administration and finance.  All but three of these employees are employed on a full-time basis.  None of our employees are currently represented by a trade union. We consider our relations with our employees to be good.

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

We experienced an operating and a net loss during the years ended December 31, 2013 and December 31, 2012, have historically experienced net losses, and may experience operating and net losses in the future.

For the year ended December 31, 2013, we had an operating loss of $317,000 and a net loss of $632,000 compared to an operating loss of $94,000 and a net loss of $329,000 for the year ended December 31, 2012.  Although we have actively taken steps to increase our revenue and reduce our costs, we may incur operating and net losses in the future unless we continue to increase revenues by selling current and custom design products, transitioning to production stage of our custom design products and decreasing manufacturing costs through a greater use of contract manufacturers in Asia and other strategic locations.

We depend on Telkoor to design and manufacture some of our products.

We depend on Telkoor, our largest shareholder and one of our third party subcontractors, for design and manufacturing capabilities for some of the products that we sell. If Telkoor is unable or unwilling to continue designing or manufacturing our products in required volumes and with a certain level of quality on a timely basis, that could lead to loss of sales and adversely affect our operating results and cash position. We also depend on Telkoor's intellectual property and ability to transfer production to third party manufacturers. Failure to obtain new products in a timely manner or delay in delivery of products to customers will have an adverse effect on our ability to meet our customers’ expectations.  In addition, we operate in highly competitive markets where our ability to sell Telkoor’s products could be adversely affected by Telkoor’s agreements with other companies, long lead-times and the high cost of Telkoor’s products.  In April 2008, for example, Telkoor signed a “Private Label” agreement with Murata Power Solutions in Canada to sell Telkoor’s products under the Murata brand name, which agreement positions Murata as a direct competitor of ours with respect to the sale of Telkoor’s products in North America.  Also, in 2012, Telkoor’s manufacturing lead-times increased, which has hindered our ability to respond to our customers’ needs.  Telkoor’s principal offices, research and development and manufacturing facilities are located in Israel. Political, economic, and military conditions in Israel directly affect Telkoor’s operations.  We are also dependent upon Telkoor’s terms and conditions with its contract manufacturers for some of our products, which terms and conditions may not always be in our best interest.  In 2010, the Company purchased certain IP from Telkoor in order to reduce its dependency on Telkoor with respect to a certain line of products. We also entered into a Manufacturing Rights Agreement with Telkoor, in 2012, pursuant to which we were granted the non-exclusive right to directly place purchase orders for certain products from third party manufacturers in consideration for payment of royalties.

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

Our success depends on our ability to attract, retain and motivate our key management personnel, including, but not limited to, our President and CEO, sales force, and key engineers, necessary to implement our business plan and to grow our business. Competition for certain specific technical and management skill sets is intense. If we are unable to identify and hire the personnel that we need to succeed, or if one or more of our present key employees were to cease to be associated with us, our future results could be adversely affected.  Our President and CEO, Amos Kohn, continues to serve in his role as our President and CEO. However, Mr. Kohn’s employment agreement with the Company expired on December 31, 2010, and as of March 26, 2014, Mr. Kohn and the Company have not signed a new employment agreement.

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

Sales to customers outside of North America accounted for 51.2% of net revenues in the year ended December 31, 2013 and for 86.7% of net revenues in the year ended December 31, 2012, and we expect that international sales will continue to represent a material portion of our total revenues. International sales are subject to the risks of international business operations as described above, as well as generally longer payment cycles, greater difficulty collecting accounts receivable, and currency restrictions.  In addition, DPL, our wholly-owned foreign subsidiary in the United Kingdom, supports our European and other international customers, distributors, and sales representatives, and therefore is also subject to local regulation.  International sales are also subject to the export laws and regulations of the United States and other countries.

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

Our common stock price is volatile.

Our common stock is listed on the NYSE MKT and is thinly traded.  In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects.  The exercise of outstanding options and warrants may adversely affect our stock price and a shareholder’s percentage of ownership.  As of December 31, 2013, we had outstanding options to purchase an aggregate of 712,763 shares of common stock, with a weighted average exercise price of $1.33 per share, exercisable at prices ranging from $0.68 to $1.79 per share.

ITEM 1B.     UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.        DESCRIPTION OF PROPERTY.

Our headquarters utilizes 12,396 square foot of leased office, engineering, laboratory, and warehouse space in Fremont, California. (the “Original Premises”).  Our total space lease (the “Lease”) commenced on November 1, 2012 and expires on June 30, 2019.  The annual base rent under the Lease, payable on a monthly basis, increases during the term of the Lease from approximately $138,000 during the first year to approximately $160,000 during the final year; our current rent under the Lease is $12,119 per month.  The Lease also provides for one option to renew for a term of five years.

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

Quarter Ended	High	Low
12/31/2013	$0.73	$0.56
09/30/2013	0.75	0.60
06/30/2013	0.78	0.53
03/31/2013	0.82	0.62

12/31/2012	$1.40	$0.65
09/30/2012	1.36	1.03
06/30/2012	1.52	1.10
03/31/2012	2.05	1.53

The last reported sale price of our common stock on the NYSE MKT on March 20, 2014 was $2.01 per share.

              (b)              Holders

As of March 20, 2014, there was an aggregate of 6,853,161 shares of our common stock outstanding, held by approximately 67 holders of record.

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

During the year ended December 31, 2013, profitability decreased significantly from the prior year. A significant portion of the loss in 2013 (49%) resulted from the further impairment of our 2011 investment in Telkoor (net of a cash dividend of $63,000) and did not have a cash effect in 2013. We intend to remain an innovative leader in the development of cutting-edge custom power solutions, low emission, high-grade, high-density, modular power systems and rugged power solutions to meet harsh and extreme environmental requirements. We also intend to continue to pursue our strategy to reduce production costs and deliver high quality products in a timely manner through production agreements with numerous contract manufacturers in Asia. We believe that our cash will be sufficient to fund our operation in the next 12 months.

Foreign Currency Fluctuations

Our wholly-owned subsidiary, DPL, operates using the United Kingdom pound sterling.  Therefore, we are subject to monetary fluctuations between the U.S. dollar and the United Kingdom pound sterling. The financial statement of the subsidiary is included in the Company’s consolidated financial statements based on translation into U.S. dollars.  For the year ended December 31, 2013, we recorded a foreign currency translation gain of $46,000 in Other Comprehensive Income (Loss) in shareholders’ equity.  For the year ended December 31, 2012, we recorded a foreign currency translation gain of $132,000.

Results of Operations

The table below sets forth certain statements of operations data as a percentage of revenues for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012
Revenues	100.00%	100.00%
Cost of revenues	63.87	59.71
Gross profit	36.13	40.29
Engineering and product development	8.76	8.20
Sales and marketing	12.11	12.42
General and administrative	18.85	20.77
Total operating expenses	39.72	41.39
Operating income (loss)	(3.59)	(1.10)
Impairment of investment	(3.58)	(2.53)
Other income (expense), net	-	(0.17)
Income before tax	(7.17)	(3.80)
Tax expenses	(0.03)	(0.03)
Net income (loss)	(7.20)%	(3.83)%

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

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues

For the year ended December 31, 2013, revenues increased by 2.1% to $8,770,000 from $8,589,000 for the year ended December 31, 2012.  The slight increase in revenues was mainly due to higher sales of our military products. During the years ended December 31, 2013 and December 31, 2012, we generated revenues from the sale of a fully customized product solution for the medical market, as part of our earlier strategy to transition away from a dependence on standard, commodity products.

Revenues derived from our defense products for the year ended December 31, 2013 were $2,662,000, an increase of 44.4% from revenues of $1,844,000 from defense products for the year ended December 31, 2012. The year to year increase was primarily attributable to the completion of an incremental major naval military contract in the fourth quarter of the 2013 fiscal year which was not recorded in the prior year. Revenues derived from our commercial products for the year ended December 31, 2013 decreased by 9.4% to $6,108,000 from $6,745,000 for the year ended December 31, 2012.  The decrease in commercial product revenue in 2013 resulted primarily from the decrease in sales of our standard commercial products.

Revenues from our domestic operations increased by 3.6% to $5,258,000 for the year ended December 31, 2013, from $5,077,000 for the year ended December 31, 2012. The increase in product revenues was mainly attributed to an increase in sales of our custom and standard commercial products.

 Revenues from our European operations (Gresham) were identical at $3,512,000 for the years ended December 31, 2013 and December 31, 2012 but included an increase of 13.2% in defense revenue in 2013 versus 2012 at the expense of an equal decline in dollar value of commercial product revenues in the respective years. The decline in commercial product sales was mainly attributed to standard commodity products.

Gross Margins

Gross margins were 36.1% for the year ended December 31, 2013, compared to 40.3% for the year ended December 31, 2012.  The year to year decline was primarily the result of higher inventory write offs and incremental warranty expenses associated with certain large foreign contracts in addition to variations in our product mix.

Engineering and Product Development

Engineering and product development expenses were $768,000, or 8.8% of revenues, for the year ended December 31, 2013, compared to $704,000, or 8.2% of revenues, for the year ended December 31, 2013.  The increase was attributable to new product development during the year.

Selling and Marketing

Selling and marketing expenses were $1,062,000, or 12.1% of revenues, for the year ended December 31, 2013, compared to $1,067,000, or 12.4% of revenues, for the year ended December 31, 2012. The slight decrease in selling and marketing expenses for the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily due to a temporary decline in internal sales personnel.

General and Administrative

General and administrative expenses were $1,656,000, or 18.9% of revenues, for the year ended December 31, 2013, compared to $1,784,000, or 20.8% of revenues, for the year ended December 31, 2012. The decrease in general and administrative expenses during the year ended December 31, 2013 was mainly due to a decline in outside contracted services costs including financial services now provided by our new V.P. of Finance along with lower legal expenses.

Impairment of investment

The Company recorded an impairment of its investment in Telkoor of $312,000 for the year ended December 31, 2013 compared to $218,000 in the year ended December 31, 2012. In both years an independent appraiser valuated the holding value of this investment based upon guidelines outlined in ASC 320 and concluded the fair value of the asset had declined from its original cost at acquisition in June, 2011. Accordingly the Company wrote down its investment to the appraised value in the fourth quarter of the year ended December 31, 2012 (recording the $218,000 impairment in the year ended December 31, 2012) and again in the second quarter of the year ended December 31, 2013 (recording an impairment of $196,000 in the quarter ended June 30, 2013). In the quarter ended December 31, 2013, the Company recognized an impairment charge of $180,000 based upon information available with respect to transactions between investors in Telkoor's share subsequent to the balance sheet date. The Company concluded that the price paid in these transactions was the fair value of its own Telkoor shares under ASC 325.

Financial Expenses, Net

Financial income, net for the year ended December 31, 2013 was null. Financial expense was $15,000 for the year ended December 31, 2012 and consisted primarily of foreign currency fluctuations during the period.

Net Income (Loss)

For the year ended December 31, 2013, we had a net loss of $632,000 compared to a net loss of $329,000 for the year ended December 31, 2012 as detailed in the above narrative.

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

During 2013 and 2012, we recorded inventory write-offs of $46,000 and $45,000, respectively.

Allowance for Doubtful Accounts

Our accounts receivable are derived from sales to customers located primarily in the U.S. and Europe.  We perform ongoing credit evaluations of our customers’ financial condition and currently require no collateral from our customers.  An allowance for doubtful accounts for estimated losses is maintained in anticipation of the inability of customers to make required payments. The allowance for doubtful accounts as of December 31, 2013 and 2012 was $146,000 and $146,000, respectively. When we become aware that a specific customer is unable to meet its financial obligations as a result of bankruptcy or the deterioration of the customer’s operating results or financial position, for example, we record a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance.  We are not able to predict changes in the financial condition of customers, and if the condition or circumstances of our customers deteriorates, estimates of the recoverability of trade receivables could be materially affected and we may be required to record additional allowances.  Alternatively, if our estimates are determined to be greater than the actual amounts necessary, we may decrease a portion of such allowance in future periods based on actual collection experience.

Other Accrued Liabilities

Our accrued liabilities are based on a variety of factors including past experience and, in many cases, require estimates.  If future experience differs from these estimates, operating results in future periods would be impacted.

Marketable Securities

The Company has classified its investment in Telkoor's shares as available-for-sale securities in accordance with ASC 320, "Investment in Debt and Equity Securities". Marketable securities classified as "available for sale securities" are carried at fair value, based on quoted market prices. Unrealized gains and losses are reported in a separate component of shareholders' equity in "accumulated other comprehensive loss". When evaluating the investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company's intent to sell, or whether it is more likely than not that it will be required to sell, the investment before recovery of the investment's amortized cost basis.

Equity securities that do not have readily determinable fair values (i.e. non-marketable equity securities) and are not required to be accounted for under the equity method are typically carried at cost(i.e., cost method investments), as described in ASC 325-20.

Management sought an independent appraisal in November, 2012 and in July, 2013 to determine the fair value of its investment in Telkoor as of September 30, 2012 and June 30, 2013, respectively. Based on the factors considered by the Company, the Company concluded that unrealized losses on its available-for-sale securities were other-than-temporary. As such, the Company recognized an impairment charge of $218,000 on outstanding securities during the year ended December 31, 2012 and which was classified as other expenses and reversed the temporary loss recognized in 2011. In the quarter ended June 30, 2013, the Company recorded an additional impairment of $196,000 based upon the July, 2013 independent appraisal. In the quarter ended December 31, 2013 the Company recorded an additional impairment of $180,000 based upon transactions between investors in Telkoor's share subsequent to the balance sheet date. In accordance with ASC 325, Telkoor’s equity shares held by the Company are presented at cost and will be reviewed for impairment in accordance with ASC 320.

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

Liquidity and Capital Resources

On December 31, 2013, we had cash and cash equivalents of $1,696,000 and working capital of $3,841,000. This compares with cash and cash equivalents of $1,821,000 and working capital of $3,957,000 at December 31, 2012. The decrease in cash and cash equivalents and working capital was due mainly to the operating loss and an increase in accounts receivable due to the timing of the year end shipments partially offset by the timing of accounts payable terms and payments related to the year end shipments along with a decrease in inventory.

Net cash provided by operating activities totaled $71,000 and $197,000 for the year ended December 31, 2013 and December 31, 2012, respectively.  The net provided of cash from operating activities for the year ended December 31, 2013 was mainly due the aforementioned increase in accounts payable and decrease in inventories partially offset by the accounts receivable increase.

Net cash used in investing activities was $216,000 for the year ended December 31, 2013, compared to net cash used in investing activities of $154,000 for the year ended December 31, 2012. The net usage of cash from investing activities was due to purchase of capital equipment during both years.

Net cash used by financing activities was negligible for the year ended December 31, 2013 and amounted to $14,000 for the year ended December 31, 2012. The amount for 2012 was primarily due to purchase of treasury stock.

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

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2013, we have carried out an evaluation, under the supervision of, and with the participation of, our management, including our Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of our controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) were effective as of the end of the period covered by the report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Our management has concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

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

Evaluation of Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

           On March 19, 2014, the Company issued a press release announcing that it had been awarded a five-year contract to provide its low voltage power supply (LVPS) multiple outputs DC/DC converter to Israel Aerospace Industries (IAI). The full text of this press release is attached as Exhibit 99.1 to this Form 10-K.

PART III

ITEM 10.      DIRECTORS,   EXECUTIVE   OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the positions and offices presently held by each of our current directors and executive officers and their ages:

Name (1)	Age	Positions Held
Amos Kohn	54	President, Chief Executive Officer, and Director
William J. Hultzman	61	Vice President of Finance, Chief Accounting Officer
Ben-Zion Diamant	64	Chairman of the Board and Director
Robert Smith	68	Director (2)
Haim Yatim	50	Director (2)
Aaron Ben-Ze’ev	64	Director (2)

(1)     On April 26, 2013, Yehezkel Manea, who had served as a director since 2002, resigned from the Board of Directors

(2)     Member of the Audit, Compensation and Nominating and Governance Committees.

Each of the directors named above will serve until the next annual meeting of our shareholders or until his respective successor is elected and qualified.   Subject to the terms of applicable employment agreements, our executive officers serve at the discretion of our Board.

Amos Kohn

               Amos Kohn has served as a member of our board of directors since 2003, as our President and Chief Executive Officer since 2008. From March 2011 until August 2013 Mr. Kohn also served as interim Chief Financial Officer . Mr. Kohn has more than 20 years of successful global executive management experience, including multiple C-level roles across private and established, publicly-traded companies. Mr. Kohn has successfully managed cross-functional teams, dri ven corporations to high profitability, built customer loyalty and led businesses through expansion and sustained growth. His areas of expertise include operations, technology innovation, manufacturing, strategic analysis and planning and M&A. Mr. Kohn was Vice President of Business Development at Scopus Video Networks, Inc., a Princeton, New Jersey company that develops and markets digital video networking products (2006-2007); Vice President of Solutions Engineering at ICTV Inc., a leading provider of network-based streaming media technology solutions for digital video and web-driven programming, located in Los Gatos, California (2003-2006); Chief Architect at Liberate Technologies, a leading company in the development of a full range of digital media processing for telecom and cable TV industries, located in San Carlos, California (2000-2003); and Executive Vice President of Engineering and Technology at Golden Channel & Co., the largest cable television multiple-systems operator (MSO) in Israel, where he had executive responsibility for developing and implementing the entire nationwide cable TV system (1989-2000). Mr. Kohn holds a degree in electrical and electronics engineering and is named as an inventor on several United States and international patents. We believe that Mr. Kohn’s extensive executive-level management experience in diversified industries, including, but not limited to, power electronics, telecommunications, cable television, broadcast and wireless, as well as his service as a director on our board since 2003, give him the qualifications and skills to serve as one of our directors.

William J. Hultzman

           William J. Hultzman has been serving as Vice President of Finance since August, 2013. Before assuming this role, Mr. Hultzman was the Finance & Business Development Advisor for STEC USA, LLC, a startup company in the industrial automation space. From 2007 to 2009, Mr. Hultzman served as the Vice President of Finance and Corporate Secretary for R.T. Peak Travel Group, a private travel management company. From 1999 to 2007, Mr. Hultzman held the positions of Vice President of Finance & Controlling and then Business Unit General Manager & CFO with Voith Paper Automation, Inc., a subsidiary of one of the largest privately held companies in Europe, Voith AG. Mr. Hultzman held various other executive finance and accounting roles prior to joining Voith including Corporate Controller of Impact Systems, Inc., a publicly held industrial automation company based in Los Gatos, California. Mr. Hultzman has a Bachelor of Science in Business Administration from The Ohio State University, where he graduated cum laude and was a member of Beta Alph Psi, an honorary accounting fraternity

Ben-Zion Diamant

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

Family Relationships

Guy Diamant serves as the General Manager of Telkoor Power Supplies (TPS) and is the son of Ben-Zion Diamant and our Chairman of the Board of Directors. TPS is a key supplier to Digital Power and a wholly-owned subsidiary of our largest shareholder, Telkoor. , There are no other family relationships among any of our directors or executive officers.

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

Audit Committee

Messrs. Smith, Yatim, and Ben-Ze’ev currently comprise the Audit Committee of our Board.  Our Board has determined that each of the current members of the Audit Committee satisfies the requirements for independence and financial literacy under the standards of the SEC and the NYSE MKT. Our Board has also determined that Mr. Yatim qualifies as an “audit committee financial expert” as defined in SEC regulations and satisfies the financial sophistication requirements set forth in the NYSE MKT Rules.

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

Compensation Committee

Messrs. Smith, Yatim, and Ben-Ze’ev currently comprise the Compensation Committee of our Board.  Our Board has determined that each of the current members of the Compensation Committee meets the requirements for independence under the standards of the SEC and the NYSE MKT.

The Compensation Committee is responsible for, among other things, reviewing and approving executive compensation policies and practices; reviewing and approving salaries, bonuses and other benefits paid to our officers, including our Chief Executive Officer and Chief Financial Officer; and administering our stock option plans and other benefit plans.

Nominating and Governance Committee

Messrs. Smith, Yatim, and Ben-Ze’ev currently comprise the Nominating and Governance Committee of our Board.  Our Board has determined that each of the current members of the Nominating and Governance Committee meets the requirements for independence under the standards of the SEC and the NYSE MKT.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than ten percent of a registered class of our equity securities to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC.  Executive officers, directors and 10% shareholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file.  Based solely upon our review of Forms 3, 4 and 5 received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2013, all such filing requirements applicable to our officers, directors and ten percent shareholders were fulfilled with the following exceptions:

Name	Number of Late Insider Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
William J. Hultzman (1)	-	-	1

(1) The Company inadvertently failed to file a Form 3 upon the appointment of Mr. Hultzman as Vice President of Finance. Mr. Hultzman was beneficial owner of no shares or options of the Company at such time.

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

ITEM 11.               EXECUTIVE COMPENSATION.

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned in all capacities during the years ended December 31, 2013 and 2012, by our (i) Chief Executive Officer and (ii) executive officers, other than the Chief Executive Officer, whose salaries for the 2013 year, as determined by Regulation S-K, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total Compensation ($)
Amos Kohn	2013	$210,000	-	-	-	-	-	$66,406	$276,406
Chief Executive Officer (2)	2012	$210,000	-	-	-	-	-	$54,726	$289,726

(1) The amounts in “All Other Compensation” consist of health insurance benefits, long-term and short-term disability insurance benefits and fees of approximately $44,000 and $9,000 in 2013 and 2012, respectively, paid to TechLead, a company for which Mr. Kohn serves as CEO, to reimburse TechLead for expenses incurred in connection with manpower services provided by TechLead.

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

Subject to Board approval, upon joining our Board, independent directors may also receive a grant of an option under our 2012 Stock Option Plan to purchase 10,000 shares of our common stock. In addition, subject to Board approval, each independent director may be granted, from time to time, an option to purchase an additional 10,000 shares of our common stock. Options vest over a four-year period, 25% per year. Each option has an exercise price equal to the fair market value of our common stock on the grant date and a maximum term of ten years, subject to earlier termination upon the cessation of service as a director.

Chairman of the Board of Directors, Ben-Zion Diamant, receives monthly consulting fees of $6,000 and no equity compensation.

The table below sets forth, for each non-employee director, the total amount of compensation related to his service during the year ended December 31, 2013:

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ben-Zion Diamant (1)	-	-	-	-	-	$72,000	$72,000
Robert Smith	$10,000	-	-	-	-	-	$10,000
Yehezkel Manea	$3,750	-	-	-	-	-	$3,750
Aaron Ben-Ze’ev	$10,000		-				$10,000
Haim Yatim	$10,000	-	-	-	-	-	$10,000

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

Employment Agreement with Amos Kohn

An employment agreement with Mr. Kohn expired on December 31, 2010. As of March 20, 2014, Mr. Kohn has not signed a new employment agreement.

In August 2012, the Compensation Committee granted Mr. Kohn a bonus of $25,000 reflecting the positive performance of the Company during the year ended December 31, 2011.

In March 2014, the Compensation Committee resolved to grant Mr. Kohn 300,000 stock options under the 2012 Stock Option Plan. The options, which will have an exercise price equal to the closing price of the Company’s shares as of the close of business on April 2, 2014, vest over four years at 25% per year and expire 10 years from the date of grant.

Mr. Kohn continues to serve as the Company’s President and Chief Executive Officer.

Letter Agreement with William J. Hultzman

On August 15, 2013, the Company entered into a letter agreement with William J. Hultzman (the “Letter Agreement”), pursuant to which he became the Company’s Vice President of Finance (principal financial officer and principal accounting officer) on August 21, 2013. Mr. Hultzman replaced Amos Kohn, the Company’s President and Chief Executive Officer, who served as interim Chief Financial Officer since March, 2011.

The following is a brief description of the Letter Agreement with Mr. Hultzman:

Annual Compensation. Mr. Hultzman’s base salary will be $110,000, subject to a performance review after six months and an annual performance review thereafter. He will be eligible for potential salary increases and a bonus grant subject to the Company’s yearly practice and his performance.

Equity Award. Subject to Compensation Committee and Board of Director approval, Mr. Hultzman will be granted an option to purchase 25,000 shares of the Company’s common stock at the closing price at the date of the grant.

Benefits. Mr. Hultzman is eligible to participate in the Company’s 401(k) pension plan and will receive other customary employee benefits.

In March, 2014, the Compensation Committee resolved to grant Mr. Hultzman 100,000 stock options under the 2012 Stock Option Plan. The options, which will have an exercise price equal to the closing price of the Company’s shares as of the close of business on April 2, 2014, vest over four years at 25% per year and expire 10 years from the date of grant.

Advisory Vote on Executive Compensation

At the annual meeting of shareholders on August 12, 2013, shareholders approved, on an advisory basis, the compensation paid to the Company’s named executive officers. In addition, shareholders voted, on an advisory basis, that an advisory vote on executive compensation should be held every three years.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on outstanding equity awards as of December 31, 2013 to the Named Executive Officers:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That eHave Not Vested ($)
Amos Kohn	10,000	-	-	$1.05	5/8/2014	-	-	-	-
	10,000	-	-	$1.19	2/28/2015	-	-	-	-
	10,000	-	-	$1.16	3/9/2016	-	-	-	-
	10,000	-	-	$1.66	3/9/2017	-	-	-	-
	50,000	-	-	$0.84	7/3/2018	-	-	-	-
	10,000	-	-	$0.79	9/19/2018	-	-	-	-
	50,000	-	-	$1.79	8/11/2019	-	-	-	-
	56,250	18,750	-	$1.51	12/01/2020	-	-	-	-
	50,000	50,000	-	$1.60	09/11/2021	-	-	-	-

Employee Stock Ownership Plan

The Company has a legacy employee stock ownership plan ("ESOP") that covered eligible employees which it is in the process of terminating. The ESOP provided for the Employee Stock Ownership Trust ("ESOT") to distribute the Company's Common shares or cash equivalent as retirement benefits to the participants. As of December 31, 2013, the outstanding Common shares held by the ESOT amounted to 157,515 shares. The Company began liquidation distributions of the ESOP in 2014 following notification of the plan termination to participants in September, 2013 and expects final distributions by June 30, 2014.

Stock Option Plans

Our stock option plans currently consist of the Digital Power 2012 (as amended), 2002, 1998, and 1996 incentive share option plans (the “Incentive Share Option Plans”). All of the Incentive Share Option Plans have expired, except for the 2012 Stock Option Plan (as amended) which was approved by shareholders at the annual general meeting held on August 12, 2013. At such annual general meeting, shareholders approved the 2012 Stock Option Plan (as amended) which increased the number of shares authorized for issuance to 1,372,630 shares from the 410,145 shares originally authorized in December, 2012 under the preceding 2012 Stock Option Plan. Currently authorized for issuance under the 2012 Stock Option Plan (as amended) are 1,372,630 shares of our common stock.

The purpose of the 2012 Stock Option Plan (as amended) is to encourage stock ownership by employees, officers, and directors by giving them a greater personal interest in the success of the business and by providing them an added incentive to advance in their employment or service to Digital Power. The 2012 Stock Option Plan (as amended) provides for the grant of either incentive or non-statutory stock options. The exercise price of any stock option granted under the 2012 Plan (as amended) may not be less than 100% of the fair market value of our common stock on the date of grant.

To the extent that an incentive stock option may be exercised in any given year for more than $100,000, the option will be deemed to be a non-statutory stock option. Generally, our stock option agreements permit cashless exercises where options are exercised and the underlying common stock is sold on the same day. Unless otherwise provided by the Board, an option granted under the 2012 Stock Option Plan (as amended) is exercisable for 10 years. The 2012 Stock Option Plan (as amended) is administered by the Compensation Committee, which has discretion to determine optionees, the number of shares to be covered by each option, the exercise schedule and other terms of the options. The 2012 Stock Option Plan (as amended) may be amended, suspended, or terminated by the Board, but no such action may impair rights under a previously granted option. Each incentive stock option is exercisable, during the lifetime of the optionee, only so long as the optionee remains employed with us.  In general, no option is transferable by the optionee other than by will or by the laws of descent and distribution.

As of December 31, 2013, options to purchase 712,763 shares of common stock were issued and outstanding under the Incentive Share Option Plans.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership

Except as otherwise indicated below, the following table sets forth certain information regarding beneficial ownership of our common stock as of March 20, 2014 by: (1) each of our current directors; (2) each of the named executive officers listed in the Summary Compensation Table; (3) each person known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock based upon Schedules 13G or 13D filed with the SEC; and (4) all of our directors and executive officers as a group. As of December 31, 2013, there were 6,853,161 shares of our common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 20, 2014 are deemed to be outstanding and to be beneficially owned by the person or group holding such options or warrants for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise indicated by footnote, to our knowledge the persons named in the table have sole voting and sole investment power with respect to all common stock shown as beneficially owned by them, subject to applicable community property laws. The table below is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G and Forms 3 and 4 filed with the SEC as of March 20, 2014. Unless otherwise indicated below, the address of each beneficial owner listed below is c/o Digital Power Corporation, 48430 Lakeview Blvd, Fremont, California 94538.

Name and Address Of Beneficial Owner	Number of Shares Beneficially Owned		Approximate Percent of Class

Telkoor Telecom Ltd. 5 Giborei Israel Netanya 42293 Israel	2,897,110		42.27%
Amos Kohn	403,765	(1)	5.89%
Ben-Zion Diamant	3,260,324	(2)	47.57%
Robert Smith	113,500	(3)	1.69%
Yatim Haim	2,500	(4)	*
Aaron Ben-Ze’ev	2,500	(4)	*
Barry W. Blank P.O. Box 32056 Phoenix, AZ 85064	419,900		6.13%
All directors and executive officers as a group
(5)	3,625,074	(5)	52.90%

*         Less than one percent.

(1)   Represents (a) options to purchase 246,250 shares of common stock that are currently exercisable or exercisable within 60 days of March 20, 2014 and (b) 157,515 shares of common stock owned by the Digital Power ESOP for which Mr. Kohn serves as a trustee.

(2)   Mr. Diamant serves as a director of Telkoor.  Represents (a) options to purchase 93,750 shares, owned by Mr. Diamant, that are currently exercisable or exercisable within 60 days of March 20, 2014; (b)  157,515 shares of common stock owned by the Digital Power ESOP, for which Mr. Diamant serves as a trustee; (c) 2,897,110 shares beneficially owned by Telkoor, and (d) 111,949 shares held by a brokerage firm. Mr. Diamant disclaims beneficial ownership of the shares held by Telkoor, except to the extent of his proportionate pecuniary interest therein.

(3)   Represents (a) options to purchase 110,000 shares of common stock that are currently exercisable or exercisable within 60 days of March 20, 2014 and (b) 3,500 shares of common stock held by a brokerage firm.

(4)   Represents options to purchase 2,500 shares of common stock that are currently exercisable.

(5) See Notes (1) – (4) above

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2013 with respect to compensation plans under which our common shares are authorized for issuance, aggregated as follows:

●	All compensation plans previously approved by security holders; and
●	All compensation plans not previously approved by security holders.

EQUITY COMPENSATION PLAN INFORMATION

Name	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a)) (c)
Equity compensation plans approved by security holders	712,763	$1.33	1,452,630
Equity compensation plans not approved by security holders	-	-	-
Total	874,263	$1.31	1,452,630

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Relationship with Telkoor Power Supplies Ltd.

In the years ended December 31, 2013 and 2012, we purchased approximately $1,381,000 and $474,000, respectively, of products from Telkoor Power Supplies, Ltd., a wholly-owned subsidiary of our largest shareholder, Telkoor, of which Ben-Zion Diamant is the Chief Executive Officer.  We have no written agreement for the purchase of these products, other than purchase orders that are placed in the ordinary course of business when the products are needed.

Purchase of IP from Telkoor by DPL

On August 25, 2010, we and our wholly-owned subsidiary, DPL, entered into an agreement with TPS, a wholly-owned subsidiary of our largest shareholder, Telkoor Telecom Ltd., of which Mr. Diamant is the Chief Executive Officer.  Pursuant to such agreement, (1) TPS sold, assigned and conveyed to DPL all of its rights, title and interest in and to the intellectual property associated with the Compact Peripheral Component Interface 600 W AC/DC power supply series (the “Assets”) and (2) DPL granted to TPS an irrevocable license to sell the Assets in Israel on an exclusive basis. In consideration for the purchase of the Assets, DPL has paid TPS $480,000. The consideration for the license provided to TPS to sell the Assets in Israel is a royalty fee of 15% of TPS's direct production costs of sales, due on a quarterly basis. In accordance with the agreement, the consideration for the IP may be reduced over a four-year period in the event annual sales for each year between 2011 and 2014 are less than a fixed threshold of units on an annual basis based upon an offset value per unit as described in the agreement. If there is a shortfall in sale of units in one annual period and in the subsequent period the Company sells more than the fixed unit threshold, this difference will be offset from any reduced consideration in any annual periods between 2011 and 2014. As a result of lower than anticipated sales by our DPL subsidiary of the Compact Peripheral Component Interface 600W AC/DC power supply series (CPCI 600W) through 2013, the Company amended its agreement with Telkoor (effective January 1, 2014 for the duration of the original agreement or until the shortfall of CPCI 600W product sales will be offset) to include additional products in addition to the original CPCI 600W product. We will not be required to make any royalty payments to Telkoor under the Manufacturing Agreement with Telkoor (described below) until the shortfall of CPCI 600W product sales will be offset.

Acquisition of Shares of Telkoor

On June 16, 2011 the Company acquired 1,136,666 shares of Telkoor, a major shareholder of the Company and an Israeli company listed in the Tel Aviv stock exchange, for $0.88 (NIS 3) per share, which represents 8.8% of the outstanding shares of Telkoor. As a result of this transaction, an existing manufacturing agreement between Digital Power and Telkoor was updated and extended. Until September 30, 2012 the investment was accounted for as an available-for-sale investment and then reclassified the accounting of the investment at cost less accumulated impairments derived from independent appraisals or available market valuations

Manufacturing Agreement with Telkoor

On December 31, 2012, the Company entered into a Manufacturing Rights Agreement (the "Manufacturing Agreement") with Telkoor, pursuant to which among other things, Telkoor granted to the Company the non-exclusive right to directly place purchase orders for certain products from third party manufacturers for the purpose of marketing, selling and distributing the products for telecom, industrial, medical and military market segments in North and South America in consideration for the payment of royalty fees by the Company to Telkoor. The royalty fees paid by the Company to Telkoor under the Manufacturing Agreement are between 5% and 25%, depending on the product. The Company incurred $44,000 in Telkoor royalty expense in 2013.The Manufacturing Agreement has a term of five years from the date of signature. During the agreement, Telkoor agreed not to directly or indirectly participate or engage, or assist any other party in engaging or preparing to engage, the customers of the Company in North and South America in connection with the sale or distribution of any of the products under the Manufacturing Agreement. We will not be required to make any royalty payments to Telkoor under the Manufacturing Agreement with Telkoor until the shortfall of CPCI 600W product sales will be offset, as described under “Purchase of IP from Telkoor by DPL” above.

Hiring of Dori Kohn as Procurement and Supply Chain Manager

In December, 2013, Mr. Dori Kohn,the son of Mr. Amos Kohn, was hired as the Procurement and Supply Chain Manager for the Company following Board of Directors’ approval of the appointment. The annual salary of Mr. Dori Kohn is $65,000.

  ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global (“Kost Forer”), has served as our independent registered public accounting firm since 2002 and has been appointed by the Audit Committee to continue as our independent registered public accounting firm for the year ending December 31, 2014.

Kost Forer also serves as the independent auditors of Telkoor. The auditing of our financial statements and Telkoor’s financial statements are handled by separate teams within Kost Forer.

Fees and Services

The following table shows the aggregate fees billed to us for professional services by Kost Forer for the years ended December 31, 2013 and 2012:

	2013	2012
Audit Fees	$115,000	$123,000
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$115,000	$123,000

Audit Fees . This category includes the aggregate fees billed for professional services rendered for the audits of our financial statements for the years ended December 31, 2013 and 2012, for the reviews of the financial statements included in our quarterly reports on Form 10-Q during 2013 and 2012, and for other services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant years.

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

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)               Exhibits

3.1	Amended and Restated Articles of Incorporation of Digital Power Corporation (1)
3.2	Amendment to the Articles of Incorporation (1)
3.3	Amendment to the Articles of Incorporation (2)
3.4	Bylaws of Digital Power Corporation (1)
10.1	1996 Digital Power Incentive Share Option (1)
10.2	1998 Digital Power Incentive Share Option Plan (3)
10.3	2002 Digital Power Incentive Share Option Plan (4)
10.4	Lease, dated as of August 21, 2007, between the Company and SDC Fremont Business Center, Inc. (5)
10.5*	Employment Agreement with Amos Kohn (6)
10.6*	2012 Stock Option Plan, as amended (7)
10.7†	Manufacturing Rights Agreement, dated December 30, 2012, by and between the Company and Telkoor Telecom Ltd. (8)
10.8*	Letter Agreement with William J. Hultzman (9)
10.9 *	Form of Stock Option Agreement for awards made under the 2012 Stock Option Plan (as amended).
23.1	Consent of Kost Forer Gabbay & Kasierer
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
99.1	Press Release, dated March 19, 2014
(1)	Previously filed with the Commission on October 16, 1996 as an exhibit to the Company’s Registration Statement on Form SB-2.
(2)	Previously filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed December 9, 2013
(3)	Previously filed with the Commission as Exhibit 10.7 to the Company’s Form 10-KSB for the year ended December 31, 1998.
(4)	Previously filed with the Commission as Exhibit A to the Company’s Proxy Statement filed on September 5, 2002.
(5)	Previously filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed on October 22, 2007.
(6) (7)

Previously filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed on July 10, 2008.

Previously filed with the Commission as Exhibit A to the Company’s DEF-14A filed on June 26, 2013..

(8)	Previously filed with the Commission as Exhibit 10.8 to the Company’s Form 10-K for the year ended December 31, 2012
(9)	Previously filed with the Commission as Exhibit 10.9 to the Company’s Form 10-Q/A for the quarterly period ended June 30, 2012.
101+

The following materials from Digital Power Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

 †Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.

*Management contract or compensatory plan or arrangement.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013

IN U.S. DOLLARS

INDEX

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3 to F-4

Consolidated Statements of Operations	F-5

Consolidated Statements of Comprehensive Income	F-6

Statements of Changes in Shareholders' Equity	F-7

Consolidated Statements of Cash Flows	F-8

Notes to Consolidated Financial Statements	F-9 to F-31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

DIGITAL POWER CORPORATION

We have audited the accompanying consolidated balance sheets of Digital Power Corporation ("the Company") and its subsidiary as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KOST FORER GABBAY & KASIERER
Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER
March 28, 2014	A Member of Ernst & Young Global

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	December 31,
	2013	2012
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,696	$1,821

Trade receivables (net of allowance for doubtful accounts of $ 146 and $ 146 as of December 31, 2013 and 2012, respectively)	2,157	1,390
Prepaid expenses and other receivables	167	139
Inventories (Note 3)	1,751	2,012

Total current assets	5,771	5,362

NON CURRENT ASSETS:
Property and Equipment, net (Note 4)	616	504
Intangible Asset, net (Note 5)	171	267
Investment in Telkoor (Note 11)	406	780
Long Term Deposits	13	19

Total Non-Current Assets	1,206	1,570

Total Assets	$6,977	$6,932

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	December 31,
	2013	2012

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,109	$870
Trade payables - related parties (Note 12)	248	110
Advances from customers and deferred revenue	128	6
Other current liabilities (Note 6)	445	419

Total Current Liabilities	1,930	1,405

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

SHAREHOLDERS' EQUITY (Note 8):
Share capital -
Series A Redeemable Convertible Preferred shares, no par value - 500,000 shares authorized; 0 shares issued and outstanding at December 31, 2013 and 2012	-	-
Preferred shares, no par value - 1,500,000 shares authorized; 0 shares issued and outstanding at December 31, 2013 and 2012	-	-
Common shares, no par value - 30,000,000 shares authorized; 6,853,161 shares issued and outstanding at December 31, 2013 and 2012	-	-
Additional paid-in capital	14,582	14,476
Accumulated deficit	(9,282)	(8,650)
Accumulated other comprehensive loss	(253)	(299)

Total Shareholders' Equity	5,047	5,527

Total Liabilities and Shareholders' Equity	$6,977	$6,932

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATION

U.S. dollars in thousands (except per share data)

	Year ended December 31,
	2013	2012

Revenues (Note 13)	$8,770	$8,589
Cost of revenues	5,601	5,128

Gross profit	3,169	3,461

Operating expenses:

Engineering and product development	768	704
Selling and marketing	1,062	1,067
General and administrative	1,656	1,784

Total operating expenses	3,486	3,555

Operating loss	(317)	(94)
Impairment of investment	(312)	(218)
Other income (expenses), net	-	(15)

Loss before income taxes (Note 9c)	(629)	(327)
Income taxes (Note 9d)	3	2

Net Loss	$(632)	$(329)

Basic and diluted net loss per share (Note 10)	$(0.092)	$(0.048)

Weighted average number of shares used in per share calculations (in thousands)	6,853	6,855

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

 U.S. dollars in thousands

	Year ended December 31,
	2013	2012

Net Loss	$(632)	$(329)
Other Comprehensive income, net of tax:

Reclassified adjustment for gain included in net loss	-	473
Change in net foreign currency translation adjustment	46	132
Other comprehensive income	46	605

Total comprehensive income (loss)	$(586)	$276

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

U.S. dollars in thousands (except share data)

	Common shares Number	Additional paid-in capital	Accumulated deficit	Other accumulated comprehensive income (loss)	Total shareholders' equity

Balance as of January 1, 2012	6,649,954	14,358	(8,321)	(904)	5,133
Stock compensation related to options granted to non-employee consultants	-	(10)	-	-	(10)

Stock compensation related to options granted to employees	-	142	-	-	142

Exercise of warrants	7,213
Exercise of options granted to non-employee consultants	6,283	-	-	-	-

Purchase of treasury stock	(9,989)	(14)			(14)
Comprehensive income:

Net loss	-	-	(329)	-	(329)
Unrealized Loss on available for sale marketable securities				473	473
Foreign currency translation adjustments	-	-	-	132	132

Balance as of December 31, 2012	6,853,161	$14,476	$(8,650)	$(299)	$5,527

Stock compensation related to options granted to non-employee	-	2	-	-	2

Stock compensation related to options granted to employees	-	104	-	-	104
Comprehensive income:
Net loss	-	-	(632)	-	(632)
Foreign currency translation adjustments	-	-	-	46	46
Balance as of December 31, 2013	6,853,161	$14,582	$(9,282)	$(253)	$5,047

 The accompanying notes are an integral part of the consolidated financial statements

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2013	2012
Cash flows from operating activities :

Net loss	$(632)	$(329)
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation	110	111
Amortization of intangible asset	96	97
Inventory write-down	46	45
Impairment of investment in Telkoor	376	218
Stock compensation related to options granted to employees	104	142
Stock compensation related to options granted to Telkoor's employees and other non-employee consultants	2	(10)
Decrease (increase) in trade receivables, net	(750)	472
Increase in prepaid expenses and other receivables	(28)	(42)
Decrease in inventories	238	326
Increase (decrease) in accounts payable and trade payables - related parties	365	(427)
Decrease in advances from customers, deferred revenues and other current liabilities	144	(406)

Net cash provided by operating activities	71	197

Cash flows from investing activities :

Purchase of property and equipment	(216)	(154)

Net cash used in investing activities	(216)	(154)

Cash flows from financing activities :

Purchase of treasury stock	-	(14)

Net cash used in financing activities	-	(14)

Effect of exchange rate changes on cash and cash equivalents	20	15

Increase (decrease) in cash and cash equivalents	(125)	44
Cash and cash equivalents at the beginning of the year	1,821	1,777

Cash and cash equivalents at the end of the year	$1,696	$1,821

Supplemental disclosure of cash flows activities :

Income taxes paid	-	2
Unrealized gain on available for sale marketable securities (Telkoor)	$-	$(473)

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

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-       SIGNIFICANT ACCOUNTING POLICIES (Cont.)

During 2013 and 2012, the Company recorded inventory write-offs of $46 and $45, respectively, within the cost of goods sold.

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

The long-lived assets of the Company and its subsidiary are reviewed for impairment in accordance with ASC 360, "Property, Plant, and Equipment", whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2013 and 2012, no impairment losses have been identified.

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

ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with ASC 740. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. No liability for unrecognized tax benefits was recorded as a result of the implementation of ASC 740 as of December 31, 2013 and 2012.

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

Warranty liability accruals were $104 and $63 for the years ended December 31, 2013 and December 31, 2012 respectively.

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

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-       SIGNIFICANT ACCOUNTING POLICIES (Cont.)

There were no options granted in 2013. The fair value for options granted in 2012 is amortized over their vesting period using a straight-line recognition method and estimated at the date of grant with the following assumptions:

Weighted Average fair value	0.45
Dividend yield	0%
Expected volatility	74.4%
Risk-free interest	1.04%
Expected life (years)	6.25

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

Basic net earnings loss per share is computed based on the weighted average number of Common shares outstanding during each year. Diluted net loss per share are computed based on the weighted average number of Common shares outstanding during each year, plus dilutive potential Common shares considered outstanding during the year, if any, in accordance with ASC 260, "Earnings per Share".

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

The Company accounts for comprehensive income in accordance with ASC 220, "Reporting Comprehensive Income". This Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income generally represents all changes in stockholders' equity during the period except those resulting from investments by, or distributions to, stockholders. The items in comprehensive income relate to unrealized losses and gains from foreign currency translation adjustments and to unrealized losses and gain from marketable securities.

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

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 3:-       INVENTORIES

	December 31,
	2013	2012

Raw materials, parts and supplies	$186	$426
Work in progress	428	368
Finished products	1,137	1,218

	$1,751	$2,012

NOTE 4:-       PROPERTY AND EQUIPMENT, NET

	December 31,
	2013	2012

Cost:

Computers, software and related equipment	$1,624	$1,457
Office furniture and equipment	265	236
Leasehold improvements	619	695

	2,508	2,388

Accumulated depreciation

Computers, software and related equipment	1,209	1,134
Office furniture and equipment	223	208
Leasehold improvements	460	542

	1,892	1,884

Depreciated cost	$616	$504

Depreciation expense was $110 and $ 111 for the years ended December 31, 2013 and 2012, respectively. The Company retired fully depreciated leasehold improvements of $125 in the year ended December 31, 2013 related to its former domestic facility

NOTE 5:-       INTANGIBLE ASSET, NET

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

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

TPS will provide the Company training and technical support, if necessary, for a period of 60 months in order to enable the Company to properly and effectively use the IP to manufacture the Assets.  In accordance with the agreement, the consideration for the IP may be reduced over a four-year period in the event that annual sales for each year between 2011 and 2014 are less than a fixed threshold of units on an annual basis based on an offset value per unit as described in the agreement. If there is a shortfall in sale of units in one annual period and in the subsequent period the Company sells more than the fixed unit threshold, this difference will be offset from any reduced consideration in any annual periods between 2011 and 2014. As a result of lower than anticipated sales by our DPL subsidiary of the Compact Peripheral Component Interface 600 W AC/DC power supply series (CPCI 600W) through 2013, the Company amended its agreement with Telkoor (effective January 1, 2014 for the duration of the original agreement or until the shortfall of CPCI 600W product sales will be offset) to include additional products in addition to the original CPCI 600W product. We will not be required to make any royalty payments to Telkoor under the manufacturing agreement with Telkoor until the shortfall of CPCI 600W product sales will be offset. In light of this change, the Company believes the additional offset available under the expansion of covered products adequate to cover the remaining asset value at December 31, 2013 of $171.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 5:-       INTANGIBLE ASSET, NET (Cont.)

To date, DPL has designated a manufacturing facility to manufacture the units of the IP purchased and accordingly decreased its manufacturing costs of the CPCI 600W product. The Company expects cost reductions in royalty expense offsets available through the expanded agreement to adequately cover the remaining unamortized balance of the asset.

The useful life method of the IP has been determined to be five years and the amortization method is the straight-line method, as management considers this method as the most appropriate.

	December 31,
	2013	2012

Cost:	480	480

Accumulated depreciation	309	213

Depreciated cost	$171	$267

Amortization expense was $96 and $97 for the years ended December 31, 2013 and December 31, 2012, respectively.

Future amortization expense is as follows:

Year ended December 31,

2014	96
2015	75

$171

NOTE 6:-       OTHER CURRENT LIABILITIES

	December 31,
	2013	2012

Accrued payroll and payroll taxes	$112	$116
Warranty accrual	104	63
Accrued expenses and other	229	240

	$445	$419

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

Future non-cancellable rental commitments under operating leases are as follows:

Year ended December 31,

2014	$322
2015	317
2016	318
2017	319
2018	323
2019 through 2020	368

$1,967

Total rent expense for the years ended December 31, 2013 and 2012 was approximately $298 and $ 280, respectively.

NOTE 8:-       SHAREHOLDERS' EQUITY

a.	Preferred shares:

There are authorized Preferred shares in the amount of 500,000 shares of Series A cumulative Redeemable Convertible Preferred shares ("Series A"), and an additional 1,500,000 Preferred shares that have been authorized, but the rights, preferences, privileges and restrictions on these shares have not been determined. DPC's Board of Directors is authorized to create a new series of Preferred shares and determine the number of shares, as well as the rights, preferences, privileges and restrictions granted to or imposed upon any series of Preferred shares. As of December 31, 2013, there were no Preferred shares issued or outstanding.

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

1.

Under the Company's Digital Power 2012 (As Amended), 2002, 1998 and 1996 Incentive Share Option Plans ("the Incentive Share Option Plans"), options may be granted to employees, officers, consultants, service providers and directors of the Company or its subsidiary.

2.

As of December 31, 2013, the Company has authorized according to the Incentive Share Option Plans the grant of options to officers, management, other key employees and others of up to 1,373,000, 513,000, 240,000 and 1,519,000 options, respectively for the Company's Common shares. For all four Incentive Share Option Plans, the maximum term of the options is ten years from the date of grant. As of December 31, 2013, an aggregate of 1,452,630 of the Company's options are still available for future grant.

3.	The options granted generally become fully vested after four years. Any options that are forfeited or cancelled before expiration become available for future grants.

 The options outstanding as of December 31, 2013 have been classified by exercise price, as follows:

Exercise Price			Options outstanding as of December 31, 2013	Weighted average remaining contractual term	Weighted average exercise price	Options exercisable as of December 31, 2013	Weighted average exercise price of options exercisable
				Years

$0.68	-	0.84	125,763	5.41	$0.77	103,263	$0.79
$1.05	-	1.19	160,000	1.38	$1.10	157,500	$1.10
$1.51	-	1.69	377,000	7.04	$1.55	254,000	$1.54
	$1.79		50,000	5.61	$1.79	50,000	$1.79

			712,763	5.38	$1.33	564,763	$1.30

4.	The total equity-based compensation expense related to all of the Company’s equity-based awards, recognized for the years ended December 31, 2013 and 2012 is comprised as follows:

	Year ended December 31,
	2013	2012

Sales and marketing expenses	3	21
General and administrative	103	111

Total equity-based compensation expense	$106	$132

A summary of option activity under the Company's stock option plans as of December 31, 2013 and changes during the year then ended are as follows:

	Year ended December 31, 2013
	Amount of options	Weighted average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding at the beginning of the year	832,763	$1.30	6.08	$1
Forfeited/Expired	120,000	$1.14

Outstanding at the end of the year	712,763	$1.33	5.38	$-

Exercisable options at the end of the year	564,763	$1.30	4.82	$-

There is no aggregate intrinsic value (the difference between the Company's closing stock price on December 31, 2013 and the exercise price, multiplied by the number of in-the-money-options) that would have been received by the option holders had all option holders exercised their options on December 31, 2013 since there were no in-the-money options at December 31, 2013

As of December 31, 2013, there was $ 158 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's stock option plans. That cost is expected to be recognized over a weighted average period of 1.58 years.

The Company applies ASC 718 and ASC 505-50, “Equity Based Payments to Non-Employees”, with respect to options and warrants issued to non-employees.

d.	Warrants and options issued to service providers and consultants:

The Company's outstanding warrants and options to consultants and service providers as of December 31, 2013 are as follows:

Issuance date	Options for Common shares	Exercise price per share	Options exercisable

February 2005	20,000	$1.19	20,000

March 2006	100,000	$1.16	100,000

December 2010	41,500	$1.51	31,125

	161,500		151,125

All options are exercisable for ten years from the date of grant.

In 2010, the Company granted 41,500 options to Telkoor's employees. These options vest over four years. The fair value of these options was estimated using the Black-Scholes option-pricing model with the following assumptions for 2013: risk-free interest rates of 2.43%, dividend yield of 0%, volatility of 75.6%, and the remaining contractual term of the options of 6.92 years.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

Compensation (revenues) and expenses of $2 and $(10) were recognized for the years ended December 31, 2013 and 2012, respectively, in accordance with the accelerated method.

e.	Employee stock ownership plan:

The Company has an employee stock ownership plan ("ESOP") covering eligible employees which it is in the process of terminating. The ESOP provided for the Employee Stock Ownership Trust ("ESOT") to distribute the Company's Common shares or cash equivalent as retirement benefits to the participants. As of December 31, 2013, the outstanding Common shares held by the ESOT amount to 157,515 shares. The Company began liquidation distributions in 2014 and expects final termination by June 30, 2014.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax asset and liabilities are as follows:

	December 31,
	2013	2012

Net operating loss carryforward	$1,775	$1,534

Reserves and allowances	258	276
Credit carryforward	153	116
Depreciation and amortization	101	39

Net deferred tax asset before valuation allowance	2,287	1,965
Valuation allowance	(2,287)	(1,965)

Net deferred tax asset	$-	$-

As of December 31, 2013 and 2012, the Company and its subsidiary provided a valuation allowance of $2,287 and $1,965 respectively, in respect of deferred tax assets resulting from short-term temporary differences and depreciation charged in advance of a capital allowance taken, as well as from carryforward losses.

Management currently believes that since the Company and its subsidiary have a history of losses, it is more likely than not that the deferred tax assets regarding the remainder of the tax loss carryforward and other temporary differences will not be realized in the foreseeable future.

b.	Net operating tax losses carryforward:

As of December 31, 2013, the Company had approximately $3,618 in federal net operating loss carryforward for income tax purposes, which can be carried forward and offset against taxable income for 20 years and expire between 2023 and 2033.

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

As of December 31, 2013, DPL had accumulated losses for income tax purposes in the amount of approximately $1,818. These net operating losses may be carried forward and offset against taxable income in the future for an indefinite period.

c.	Income before income taxes consists of the following:

	Year ended December 31,
	2013	2012

Domestic (U.S.)	$(137)	$(224)
Foreign (UK)	(492)	(103)

	$(629)	$(327)

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

Our provision for income taxes consists of the following:

	Year ended December 31,
	2013	2012

Current:
Federal	$-	$-
State	-	-
Foreign	3	2

	3	2

Deferred:
Federal	-	-
State	-	-
Foreign	-	-

	-	-
Tax expenses	$3	$2

There is no provision in respect of unrecognized tax benefits for the years ended December 31, 2013 and 2012.

d.

A reconciliation between the theoretical tax expense, assuming all income is taxed at the statutory tax rate applicable to income of the Company and the actual tax expense as reported in the statements of operations is as follows:

	Year ended December 31,
	2013	2012

Income (loss) before income taxes	$(629)	$(327)

Theoretical tax at U.S. statutory tax rate (34%)	$(214)	$(111)
Taxes in respect of prior years	(153)	(98)
Tax adjustment in respect of foreign subsidiary	35	(14)
Nondeductible expenses	39	44
Operating carryforward losses, credits and temporary differences for which valuation allowance was (utilized) provided	296	181

Tax expenses	$3	$2

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 10:-       NET EARNINGS (LOSSES) PER SHARE

The following table sets forth the computation of the basic and diluted net earnings (loss) per share:

a.	Numerator:

	Year ended December 31,
	2013	2012

Net income (loss) available to Common shareholders	$(632)	$(329)

b.	Denominator:

Denominator for basic and diluted loss per Common share	6,853,161	6,855,322

NOTE 11:-         INVESTMENT IN TELKOOR

On June 16, 2011 the Company has acquired 1,136,666 shares of Telkoor, a major shareholder of the Company and an Israeli company listed in the Tel Aviv stock exchange, which represented 8.8% of the outstanding shares of Telkoor. As a result of this transaction, an existing manufacturing agreement between Digital Power and Telkoor was updated and extended.

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

Management has determined that the volume of Telkoor stock activity on the Israel exchange does not accurately reflect the fair value. Telkoor share trade volume permanently decreased since it was classified in the Tel Aviv Stock Exchange ("TASE") in the reserved list ("pink sheet") in July 2011. As a result, Management believes that the market is inactive and provides insufficient data of the Telkoor shares' fair value. Therefore, Management sought an independent appraisal in November 2012 and again in July, 2013 to determine the fair value of the investment. Based on the factors considered by the Company, the Company concluded that unrealized losses on its available-for-sale securities were other-than-temporary. As such, the Company recognized an impairment charge of $218 on outstanding securities during the year ended December 31, 2012 which was classified as other expenses and reversed the temporary loss recognized in 2011. In the year ended December 31, 2013, the Company recognized an impairment charge, net of a dividend received ($64) in the first quarter of 2013, of $312 based upon information available with respect to transactions between investors in Telkoor's share subsequent to the balance sheet date with share price of 1.24 NIS, The Company concluded that the price paid in these transactions was the fair value of its own Telkoor shares under ASC 325. In accordance with ASC 325, Telkoor’s equity shares held by the Company are presented at cost and will be reviewed for impairment in accordance with ASC 320. Telkoor was traded until July, 2013.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 12:-       RELATED PARTY TRANSACTIONS

The results of operations from transactions with Telkoor, a major shareholder, were as follows:

	Year ended December 31,
	2013	2012

Purchases of products from Telkoor	$1,381	$474

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

The following data presents the revenues, expenditures and other operating data of the Company's geographic operating segments:

	Year ended December 31, 2013
	DPC	DPL	Eliminations	Total

Revenues	$5,258	$3,512	$-	$8,770
Intersegment revenues	307	-	(307)	-

Total revenues	$5,565	$3,512	$(307)	$8,770

Depreciation & amortization expense	$45	$161	$-	$206

Operating income (loss)	$(183)	$(134)	$-	$(317)

Other expense, net				(312)

Income taxes				3

Net loss				$(632)

Expenditures for segment assets as of December 31, 2013	$163	$53	$-	$216

Identifiable assets as of December 31, 2013	$4,046	$2,931	$-	$6,977

	Year ended December 31, 2012
	DPC	DPL	Eliminations	Total

Revenues	$5,077	$3,512	$-	$8,589
Intersegment revenues	560	55	(615)	-

Total revenues	$5,637	$3,567	$(615)	$8,589

Depreciation and amortization expense	$57	$151	$-	$208

Operating income	$(222)	$128		$(94)

Other expense, net				(233)

Income taxes				2

Net loss				$(329)

Expenditures for segment assets as of December 31, 2012	$100	$54	$-	$154

Identifiable assets as of December 31, 2012	$3,878	$3,054	$-	$6,932

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 13:-       SEGMENTS CUSTOMERS AND GEOGRAPHICAL INFORMATION (Cont.)

b.	Major customers' data as a percentage of total revenues: There was no customer who accounted for more than 10% of the net revenues of the Company in 2013 and 2012.

c.	Total revenues from external customers divided on the basis of the Company's product lines are as follows:

	Year ended December 31,
	2013	2012
Revenues:
Commercial products	$6,108	$6,745
Defense products	2,662	1,844

	$8,770	$8,589

- - - - - - - -

SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 28, 2014

DIGITAL POWER CORPORATION

By:	/s/ Amos Kohn
Amos Kohn
President and Chief Executive Officer

/s/ William J. Hultzman
V.P of Finance
Principal Accounting Officer

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