Form 10-Q
period 2014-03-31
DIGITAL POWER CORP
filed 2014-05-13
CIK 896493

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report persuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________ .

Commission file number 1-12711

DIGITAL POWER CORPORATION

( Exact name of registrant as specified in its charter )

California	94-1721931
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

48430 Lakeview Blvd

Fremont, CA 94538-3158

(Address of principal executive offices)

(510) 657-2635

(Registrant’s telephone number, including area code)

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

At May 12, 2014, the registrant had outstanding 6,838,848 shares of common stock.

DIGITAL POWER CORPORATION

PART I – FINANCIAL INFORMAION

ITEM 1. FINANCIAL STATEMENTS

DIGITAL POWER CORPORATION AND IT'S SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	March 31, 2014	December 31, 2013
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,665	$1,696
Trade receivables (net of allowance for doubtful accounts of $ 146 as of March 31, 2014 and December 31, 2013, respectively)	1,493	2,157
Prepaid expenses and other accounts receivable	205	167
Inventories (Note 3)	1,698	1,751

Total current assets	5,061	5,771

PROPERTY AND EQUIPMENT, NET	605	616

INTANGIBLE ASSET, NET	147	171

INVESTMENT IN TELKOOR	410	406

LONG-TERM DEPOSITS	13	13

Total assets	$6,236	$6,977

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND IT'S SUBSIDIARY

CONSOLIDATED BALANCE

U.S. dollars in thousands

	March 31, 2014	December 31, 2013
	Unaudited

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$841	$1,109
Trade payables - related parties	65	248
Advances from customers and deferred revenue	-	128
Other current liabilities	441	445

Total current liabilities	1,347	1,930

SHAREHOLDERS' EQUITY:
Share capital -
Series A Redeemable Convertible Preferred shares, no par value - 500,000 shares authorized; 0 shares issued and outstanding at March 31, 2014 and December 31, 2013	-	-
Preferred shares, no par value - 1,500,000 shares authorized; 0 shares issued and outstanding at March 31, 2014 and December 31, 2013	-	-
Common shares, no par value - 30,000,000 shares authorized; 6,799,100 and 6,853,161 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	-	-
Additional paid-in capital	14,565	14,582
Accumulated deficit	(9,440)	(9,282)
Accumulated other comprehensive loss	(236)	(253)

Total shareholders' equity	4,889	5,047

Total liabilities and shareholders' equity	$6,236	$6,977

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND IT'S SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands, except per share data

	Three months ended March 31,
	2014	2013
	Unaudited

Revenues	$2,037	$2,189
Cost of revenues	1,275	1,361

Gross profit	762	828

Operating expenses:
Engineering and product development	183	172
Selling and marketing	312	267
General and administrative	422	375

Total operating expenses	917	814

Operating (loss) income	(155)	14
Other income (expenses) , net	(3)	93

Income (loss) before income taxes	(158)	107

Income taxes	-	-
Net (loss) income	$(158)	$107

Basic net (loss) income per share	$(0.023)	$0.016

Diluted net (loss) income per share	$(0.023)	$0.016

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND IT'S SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

U.S. dollars in thousands

	Three months ended March 31,
	2014	2013
	Unaudited

Net (loss) income	$(158)	$107
Other comprehensive income, net of tax:
Change in net foreign currency translation adjustment	17	(181)
Other comprehensive income (loss)	17	(181)
Total comprehensive (loss):	$(141)	(74)

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND IT'S SUBSIDIARY

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

U.S. dollars in thousands, except share data

	Common shares	Additional paid-in	Accumulated	Other accumulated comprehensive	Total Comprehensive	Total shareholders'
	Number	capital	deficit	loss	Income	equity

Balance as of January 1, 2014	6,853,161	$14,582	$(9,282)	$(253)		$5,047

Purchase of treasury stock	(54,061)	(40)				(40)
Stock compensation related to options granted to employees		22				22
Stock compensation related to options granted to non-employees		1				1
Comprehensive income:
Net loss	-	-	(158)	-	(158)	(158)
Foreign currency translation adjustments				17	17	17

Total comprehensive income					$(141)

Balance as of March 31, 2014 (unaudited)	6,799,100	$14,565	$(9,440)	$(236)		$4,889

Balance as of January 1, 2013	6,853,161	$14,476	$(8,650)	$(299)		$5,527

Stock compensation related to options granted to Telkoor's employees	-	9	-	-		9
Stock compensation related to options granted to employees	-	28	-	-		28
Comprehensive income:
Net income	-	-	107	-	$107	107
Foreign currency translation adjustments	-	-	-	(181)	(181)	(181)

Total comprehensive income					$(74)

Balance as of March 31, 2013 (unaudited)	6,853,161	$14,513	$(8,543)	$(480)		$5,490

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND IT'S SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Three months ended March 31,
	2014	2013
	Unaudited
Cash flows from operating activities:

Net (loss) income	$(158)	$107
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation	35	25
Amortization of intangible asset	26	24
Stock compensation related to options granted to employees	22	28
Stock compensation related to options granted to Telkoor's employees and other non-employee consultant	1	9
Decrease (increase) in trade receivables, net	669	(686)
Increase in prepaid expenses and other accounts receivable	(37)	(43)
Decrease in inventories	63	141
Increase (decrease) in accounts payable and related parties- trade payables	(452)	252
Increase (decrease) in deferred revenues and other current liabilities	(136)	2

Net cash provided (used) by operating activities	33	(141)

Cash flows from investing activities:

Purchase of property and equipment	(38)	(50)

Proceeds from sales of property and equipment	16	-

Net cash used in investing activities	(22)	(50)

Cash flows from financing activities:

Purchase of treasury stock	(40)	-

Net cash used in financing activities	(40)	-

Effect of exchange rate changes on cash and cash equivalents	(2)	(43)

Decrease in cash and cash equivalents	(31)	(234)
Cash and cash equivalents at the beginning of the period	1,696	1,821

Cash and cash equivalents at the end of the period	$1,665	$1,587

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

b.

The Company depends on Telkoor Telecom Ltd. ("Telkoor"), a major shareholder of the Company and one of DPC's third party subcontractors, for manufacturing capabilities in production of the products which DPC sells. If these manufacturers are unable or unwilling to continue manufacturing the Company's products in required volumes on a timely basis, that could lead to loss of sales, and adversely affect the Company's operating results and cash position. The Company also depends on Telkoor's intellectual property and ability to transfer production to third party manufacturers. Failure to obtain new products in a timely manner or delay in delivery of product to customers will have an adverse effect on the Company's ability to meet its customers' expectations. In 2010, the Company purchased a specific intellectual property (IP) from Telkoor in order to reduce its dependency on Telkoor with respect to a certain line of products.

NOTE 2:-          SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of the financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2014.

The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2013 are applied consistently in these financial statements.

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 3:-            INVENTORIES

	March 31, 2014	December 31, 2013
	Unaudited

Raw materials, parts and supplies	$364	$186
Work in progress	339	428
Finished products	995	1,137

	$1,698	$1,751

NOTE 4:-           ACCOUNTING FOR STOCK-BASED COMPENSATION

a.	Share option plans:

1.	Under the Company's stock option plans, options may be granted to employees, officers, consultants, service providers and directors of the Company or its subsidiary.

2.

As of March 31, 2014, the Company has authorized according to the Incentive Share Option Plans, the grant of options to officers, management, other key employees and others of up to 1,373,000, 513,000, 240,000 and 1,519,000, respectively, for the Company's Common shares. For all four Incentive Share Option Plans, the maximum term of the options is ten years from date of grant. As of March 31, 2014, an aggregate of 1,464,630 shares of the Company's common stock are still available for future grant.

3.

The options granted generally become fully exercisable after four years and expire no later than 10 years from the date of the option grant. Any options that are forfeited or cancelled before expiration become available for future grants.

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 4:-           ACCOUNTING FOR STOCK-BASED COMPENSATION (Cont.)

a.	Stock option plans (Cont.):

A summary of the Company's employee share option activity (except options to consultants and service providers) and related information is as follows:

	Three months ended March 31, 2014
	Amount of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value *)
Outstanding at the beginning of the period	712,763	$1.33	5.38	$-
Outstanding at the end of the period	700,763	$1.33	5.17	$252

Exercisable options at the end of the period	560,263	$1.31	4.74	$219

*)       Calculation of aggregate intrinsic value is based on the share price of the Company's common stock as of March 31, 2014 ($ 1.68 per share).

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

No options were granted during the first three months of 2014.

As of March 31, 2014, there was $ 134 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a period of the next 1.41 years.

b.	Employee Stock Ownership Plan:

The Company has an Employee Stock Ownership Plan ("ESOP") which it is in the process of liquidating. The ESOP provides for the Employee Stock Ownership Trust ("ESOT") to distribute the Company's Common shares or cash equivalents as retirement benefits to the participants. As of March 31, 2014 the Company had repurchased and retired 64,050 shares of the 167,504 shares originally held by ESOT in exhcange for cash equivalent payments to the participants and expects to repurchase or distribute the remaining 103,454 shares to the remaining participants by June 30, 2014.

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 5:-        NET EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of the basic and diluted net earnings per share:

1.	Numerator:

	Three months ended March 31,
	2014	2013
	Unaudited

Net (loss) income available to Common shareholders	$(158)	$107

2.	Denominator:

Denominator for basic net earnings per share of weighted average number of Common shares	6,841,201	6,853,161
Effect of dilutive securities:
Employee stock options	12,656	559

Denominator for diluted net earnings per Common share	6,853,857	6,853,720

NOTE 6:-        OTHER INCOME (EXPENSE)

Other expense for the three months ended March 31, 2014 relates to foreign exchange losses. Other income for the three months ended March 31, 2013 includes a dividend of $63 received from Telkoor and foreign exchange gains.

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

	Three months ended March 31, 2014 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$1,166	$871	$-	$2,037
Intersegment revenues	7	-	(7)	-

Total revenues	$1,173	$871	$(7)	$2,037

Depreciation and amortization expense	$16	$45	$-	$61

Operating loss	$(148)	$(7)	$-	$(155)

Other expense, net				(3)

Tax expense				-

Net loss	$(148)	$(10)	$-	$(158)

Expenditures for segment assets, net of retirements, as of March 31, 2014	$38	$(16)	$-	$22

Total assets as of March 31, 2014	$3,416	$2,820	$-	$6,236

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 7:-        SEGMENTS, MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION (Cont.)

	Three months ended March 31, 2013 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$1,132	$1,057	$-	$2,189
Intersegment revenues	38	-	(38)	-

Total revenues	$1,170	$1,057	$(38)	$2,189

Depreciation and amortization expense	$8	$40	$-	$48

Operating income	$-	$14	$-	$14

Other income, net				93

Tax expense				-

Net income	$-	$107	$-	$107

Expenditures for segment assets, net as of March 31, 2013	$33	$17	$-	$50

Total assets as of March 31, 2013	$3,887	$3,228	$-	$7,115

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2014, COMPARED TO THREE MONTHS ENDED MARCH 31, 2013

Revenues

 Our revenues decreased by $152,000 or 6.9% to $2,037,000 for the three months ended March 31, 2014, from $2,189,000 for the three months ended March 31, 2013. The decrease was primarily due to the timing of shipments of military products by DPL, the Company’s wholly owned U.K. subsidiary.

Revenues from our U.S. operations increased marginally by 3.0% to $1,166,000 for the three months ended March 31, 2014, from $1,132,000 for the three months ended March 31, 2013. The increase was primarily due to an incremental increase in standard product sales. Revenues from our European operations of DPL decreased by 17.6% to $871,000 for the three months ended March 31, 2014, from $1,057,000 for the three months ended March 31, 2013. The decrease was primarily the result of a reduction in the number of completed defense-related contracts.

Gross Margins

Gross margins decreased slightly to 37.4% for the three months ended March 31, 2014, compared to 37.8% for the three months ended March 31, 2013. The decrease in gross margins was mainly attributable to the effect of fixed overhead costs on the lower sales volume of the Company’s European operations of DPL.

Engineering and Product Development

Engineering and product development expenses increased by $11,000 to $183,000 for the three months ended March 31, 2014 from $172,000 for the three months ended March 31, 2013. The increase was primarily related to the timing of contractual engineering services and safety license fee payments.

Selling and Marketing

Selling and marketing expenses were $312,000 for the three months ended March 31, 2014 compared to $267,000 for the three months ended March 31, 2013.  The increase of $45,000 was primarily related to incremental personnel costs related to the addition of regional sales management personnel in the U.S. partially offset by lower travel expenses.

General and Administrative

General and administrative expenses were $422,000 for the three months ended March 31, 2014 compared to $375,000 for the three months ended March 31, 2013. The increase in general and administrative expenses was the result of the addition of the Vice President of Finance (partially offset by lower contractual financial services) and higher travel, legal, investor relations, and consulting expenses.

Financial Expenses, net

Financial expense was $3,000 for the three months ended March 31, 2014 compared to financial income of $93,000 for the three months ended March 31, 2013. For the three months ended March 31, 2014, the financial expense related to foreign currency fluctuations. For the three months ended March 31, 2013 the financial income related to a dividend from Telkoor and foreign currency exchange gains.

Operating income (loss)

         The Company recorded an operating loss of $155,000 for the three months ended March 31, 2014 compared to operating income of $14,000 for the three months ended March 31, 2013. This change was primarily due to lower gross profit caused by lower sales volume for the first quarter of 2014 year as compared to the first quarter of 2013 and to higher operating expenses which were the result of additional sales personnel costs associated with new hires subsequent to March 31, 2013 and an increase in certain nonrecurring outside service and consulting costs.

Net income (loss)

          The Company recorded a net loss of $158,000 for the three months ended March 31, 2014 compared to net income of $107,000 for the three months ended March 31, 2013. In addition to the aforementioned reasons for the change in operating income/(loss), the change in net income (loss) was pimarily due to the receipt of a dividend from Telkoor in the three months ended March 31, 2013 but not in the three months ended March 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2014, we had cash and cash equivalents of $1,665,000. This compares with cash and cash equivalents of $1,696,000 at December 31, 2013. The slight decrease in cash and cash equivalents was primarily due to the net loss of $158,000 and a decrease in accounts payable of $452,000 offset by a significant decrease in accounts receivable balances of $669,000.

Net cash provided by operating activities totaled $33,000 for the three months ended March 31, 2014 compared to net cash used in operating activities of $141,000 for the three months ended March 31, 2013. In the 2014 period, the net cash provided from operating activities was mainly due to the collection of accounts receivable offset by payments of accounts payable and the operating loss. For the 2013 period, the net cash used by operating activities was primarily the result of an increase in accounts receivable balances offset by the increase in accounts payable balances, decrease in inventories, and an operating profit.

Net cash used in investing activities was $22,000 for the three months ended March 31, 2014 compared to net cash used in investing activities of $50,000 for the three months ended March 31, 2013. The investing activities for both periods represented purchases of property and equipment net of retirements.

Net cash used by financing activities was $40,000 for the three months ended March 31, 2014 and represented purchases of treasury stock related to the liquidation of the Company’s Employee Stock Ownership Plan. There were no financing activities in the three months ended March 31, 2013.

We believe we have adequate resources at this time to continue our operational and promotional efforts to increase sales and support our current operation.  However, if we do not increase our sales, we may have to raise money through debt or equity, which may dilute shareholders’ equity.

  CRITICAL ACCOUNTING POLICIES

In our Annual Report on Form 10-K for the year ended December 31, 2013, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements.  The basis for developing the estimates and assumptions within our critical accounting policies is based on historical information and known current trends and factors.  The estimates and assumptions are evaluated on an ongoing basis and actual results have been within our expectations.  We have not changed these policies from those previously disclosed in our Annual Report.

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

PART II — OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

See our disclosures under “Legal Proceedings” in our Annual Report on Form 10-K, filed March 28, 2014. There have been no material developments in those proceedings since that filing.

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

We experienced an operating and a net loss during the three months ended March 31, 2014, have historically experienced operating and net losses, and may experience operating and net losses in the future.

For the three months ended March 31, 2014, we had an operating loss of $155,000 and a net loss of $158,000, compared to an operating income of $14,000 and net income of $107,000 for the three months ended March 31, 2013.  Although we have actively taken steps to increase our revenue and reduce our costs, we may incur operating and net losses in the future unless we continue to increase revenues by selling current and custom design products, transitioning to production stage of our custom design products and decreasing manufacturing costs through greater use of contract manufacturers in Asia and other strategic locations.

We depend on Telkoor to design and manufacture some of our products.

We depend on Telkoor, our largest shareholder and one of our third party subcontractors, for design and manufacturing capabilities for some of the products that we sell. If Telkoor is unable or unwilling to continue designing or manufacturing our products in required volumes and with a certain level of quality on a timely basis, that could lead to loss of sales and adversely affect our operating results and cash position. We also depend on Telkoor's intellectual property and ability to transfer production to third party manufacturers. Failure to obtain new products in a timely manner or delay in delivery of products to customers will have an adverse effect on our ability to meet our customers’ expectations. In addition, we operate in highly competitive markets where our ability to sell Telkoor’s products could be adversely affected by Telkoor’s agreements with other companies, long lead-times and the high cost of Telkoor’s products. For example, in April 2008 Telkoor signed a “private label” agreement with Murata Power Solutions in Canada to sell Telkoor’s products under the Murata brand name, which positions Murata as a direct competitor of ours with respect to the sale of Telkoor’s products in North America.

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

Because of the global economy, many raw material vendors have reduced capacities, closed production lines and, in some cases, even discontinued their operations. As a result, there is a global shortage of certain electronic components, which has extended our production lead-time and our production costs.  For example, in some cases, finished goods that used to be available in 14 weeks for a production purchase order are now available only after 22 weeks.  Also, some materials are no longer available to support some of our products, thereby requiring us to search for cross materials or, even worse, redesign some of our products to support currently-available materials.  Such redesign efforts may require certain regulatory and safety agency re-submittals, which may cause further production delays. While we have initiated actions that we believe will limit our exposure to such problems, the dynamic business conditions in many of our markets may challenge the solutions that have been put in place, and issues may recur in the future.

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

As a result of our strategic focus on custom power supply solutions, we will continue to devote significant resources to developing custom products for a large number of customers, where each product represents a uniquely tailored solution for a specific customer’s requirements.  A failure to meet these customer product requirements or a failure to meet production schedules and/or product quality standards may put us at risk with one or more of these customers. Moreover, market condition changes and strategic changes at the direction of our customers may affect their decision to continue to purchase from us. The loss of one or more of our significant custom power supply solution customers could have a material adverse impact on our revenues, business or financial condition.

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

Our success depends on our ability to attract, retain and motivate our key management personnel, including, but not limited to, our President and CEO, sales force, and key engineers, necessary to implement our business plan and to grow our business. Competition for certain specific technical and management skill sets is intense. If we are unable to identify and hire the personnel that we need to succeed, or if one or more of our present key employees were to cease to be associated with us, our future results could be adversely affected. Our President and CEO, Amos Kohn, continues to serve in his role as our President and CEO. However, Mr. Kohn’s employment agreement with the Company expired on December 31, 2010, and as of May 12, 2014, Mr. Kohn and the Company have not signed a new employment agreement.

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

Substantially all of our existing customers are in the electronic equipment industry, and they manufacture products that are subject to rapid technological change, obsolescence, and large fluctuations in demand.  This industry is further characterized by intense competition and volatility.  The OEMs serving this industry are pressured for increased product performance and lower product prices.  OEMs, in turn, make similar demands on their suppliers, such as us, for increased product performance and lower prices.  Current economic conditions have affected the entire supply chain, including us.  Recently, certain segments of the electronic industry have experienced a significant softening in product demand.  Such lower demand may affect our customers, in which case the demand for our products may decline and our growth could be adversely affected.

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

Some of our products are subject to International Traffic in Arms Regulation ("ITAR") rules, which are administered by the U.S. Department of State. ITAR controls not only the export, import and trade of certain products specifically designed, modified, configured or adapted for military systems, but also the export of related technical data and defense services as well as foreign production.  Any delays in obtaining the required export, import or trade licenses for products subject to ITAR rules could have a materially adverse effect on our business, financial condition, and/or operating results.  In addition, changes in United States export and import laws that require us to obtain additional export and import licenses or delays in obtaining export or import licenses currently being sought could cause significant shipment delays and, if such delays are too great, could result in the cancellation of orders. Any future restrictions or charges imposed by the United States or any other country on our international sales or foreign subsidiary could have a materially adverse effect on our business, financial condition, and/or operating results. In addition, from time to time, we have entered into contracts with the Israeli Ministry of Defense which were governed by the U.S. Foreign Military Financing program ("FMF").  Any such future sales would be subject to such regulations. Failure to comply with ITAR or FMF rules could have a material adverse effect on our financial condition and operating results.

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

Sales to customers outside of North America accounted for 55.9% of net revenues in the three months ended March 31, 2014 and for 51.2% of net revenues in the year ended December 31, 2013, and we expect that international sales will continue to represent a material portion of our total revenues. International sales are subject to the risks of international business operations as described above, as well as generally longer payment cycles, greater difficulty collecting accounts receivable, and currency restrictions.  In addition, DPL, our wholly-owned foreign subsidiary in the United Kingdom, supports our European and other international customers, distributors, and sales representatives, and therefore is also subject to local regulation.  International sales are also subject to the export laws and regulations of the United States and other countries.

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

Our common stock price is volatile.

Our common stock is listed on the NYSE Amex. In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects.  The exercise of outstanding options and warrants may adversely affect our stock price and a shareholder’s percentage of ownership.  As of March 31, 2014, we had outstanding options to purchase an aggregate of 700,763 shares of common stock, with a weighted average exercise price of $1.33 per share, exercisable at prices ranging from $0.68 to $1.79 per share.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           RESERVED

ITEM 5.           OTHER INFORMATION

On May 12, 2014, the Company issued a press release announcing its financial results for the third first quarter ended March 31, 2014.  A copy of the press release is furnished as Exhibit 99.1 hereto.

On May 5, 2014, the Board of Directors scheduled the Company’s 2014 Annual Meeting of Shareholders for 10 a.m. Pacific Time on July 24, 2014. The 2014 Annual Meeting will be held at the Company’s corporate offices in Fremont, California. The Board of Directors also fixed the close of business on May 30, 2014 as the record date for the determination of shareholders entitled to notice of and to vote at the 2014 Annual Meeting.

ITEM 6.           EXHIBITS

Exhibits

3.1	Amended and Restated Articles of Incorporation of Digital Power Corporation (1)

3.2	Amendment to Articles of Incorporation (1)

3.3	Amendment to Articles of Incorporation (2)

3.3	Bylaws of Digital Power Corporation (1)

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release, dated May 12, 2014, issued by Digital Power Corporation

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

(1)	Previously filed with the Commission on October 16, 1996 as an exhibit to the Company’s Registration Statement on Form SB-2.

(2)	Previously filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed December 9, 2013

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

Dated:  May 13, 2014

Digital Power Corporation

By:	/s/ William J. Hultzman
William J. Hultzman
Vice President of Finance
(Principal Accounting Officer)