Form 10-Q
period 2014-06-30
DIGITAL POWER CORP
filed 2014-08-13
CIK 896493

 U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2014

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________ .

Commission file number 1-12711

DIGITAL POWER CORPORATION

( Exact name of registrant as specified in its charter )

California	94-1721931
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
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

At August 11, 2014, the registrant had outstanding 6,744,769 shares of common stock.

DIGITAL POWER CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

  U.S. dollars in thousands, except share data

	June 30,	December 31,
	2014	2013
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,048	$1,696
Trade receivables (net of allowance for doubtful accounts of $64 as of June 30, 2014 and $146 as of December 31, 2013)	1,626	2,157
Prepaid expenses and other receivables	228	167
Inventories (Note 3)	1,441	1,751
Total current assets	5,343	5,771

PROPERTY AND EQUIPMENT, NET	589	616
INTANGIBLE ASSET, NET	122	171
INVESTMENT IN TELKOOR	412	406
LONG-TERM DEPOSITS	13	13

Total assets	$6,479	$6,977

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$912	$1,109
Related parties - trade payables	24	248
Advances from customers and deferred revenues	--	128
Other current liabilities	432	445
Total current liabilities	1,368	1,930

SHAREHOLDERS' EQUITY:
Share capital -
Series A Redeemable, Convertible Preferred shares, no par value - 500,000 shares authorized and 0 shares outstanding at June 30, 2014 and December 31, 2013	-	-
Preferred shares, no par value - 1,500,000 shares authorized; 0 shares outstanding at June 30, 2014 and December 31, 2013	-	-
Common shares, no par value - 30,000,000 shares authorized; 6,798,510 and 6,853,161 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively.	-	-
Additional paid-in capital	14,594	14,582
Accumulated deficit	(9,291)	(9,282)
Accumulated other comprehensive loss	(192)	(253)
Total shareholders' equity	5,111	5,047
Total liabilities and shareholders' equity	$6,479	$6,977

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands, except per share data

	Six months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013
	Unaudited
Revenues	$4,679	$4,416	$2,642	$2,227
Cost of revenues	2,834	2,702	1,559	1,341

Gross profit	1,845	1,714	1,083	886

Operating expenses:
Engineering and product development	394	349	211	177
Selling and marketing	642	524	330	257
General and administrative	813	751	391	376

Total operating expenses	1,849	1,624	932	810

Operating income (loss)	(4)	90	151	76
Financial income (expense), net	(5)	88	(2)	(5)
Impairment of investment	-	(196)	-	(196)
(Loss) income before income taxes	(9)	(18)	149	(125)

Income taxes	-	-	-	-

Net (loss) income	$(9)	$(18)	$149	$(125)

Basic net (loss) income per share	$(0.001)	$(0.003)	$0.022	$(0.018)

Diluted net (loss) income per share	$(0.001)	$(0.003)	$0.022	$(0.018)

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

U.S. dollars in thousands

	Six months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013
	Unaudited

Net (loss) income	$(9)	$(18)	$149	$(125)
Other Comprehensive income, net of tax:
Change in net foreign currency translation adjustment	61	(171)	44	4
Other comprehensive (loss) income	61	(171)	44	4

Total comprehensive (loss) income:	$52	$(189)	$193	$(121)

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

  U.S. dollars in thousands, except share data

				Other
	Common	Additional		accumulated	Total	Total
	shares	paid-in	Accumulated	comprehensive	comprehensive	shareholders'
	Number	capital	deficit	loss	Income	Equity

Balance as of January 1, 2014	6,853,161	$14,582	$(9,282)	$(253)	-	$5,047

Stock based compensation related to options granted to Telkoor's employees and other non- employee consultants	-	(4)	-	-	-	(4)
Stock based compensation related to options granted to employees	-	86	-	-	-	86
Exercise of employee options	39,749
Purchase of treasury stock	(94,400)	(70)				(70)
Comprehensive income:
Net loss	-	-	(9)	-	(9)	(9)
Foreign currency translation adjustments	-	-	-	61	61	61

Total comprehensive income					$52
Balance as of June 30, 2014 (unaudited)	6,798,510	$14,594	$(9,291)	$(192)		$5,111
Balance as of January 1, 2013	6,853,161	14,476	$(8,650)	$(299)	-	$5,527

Stock based compensation related to options granted to Telkoor's employees and other non- employee consultants	-	(20)	-	-	-	(20)
Stock based compensation related to options granted to employees	-	55	-	-	-	55
Comprehensive income:
Net loss	-	-	(18)	-	(18)	(18)
Foreign currency translation adjustments	-	-	-	(171)	(171)	(171)

Total comprehensive income					$(189)

Balance as of June 30, 2013 (unaudited)	6,853,161	14,511	$(8,668)	$(470)		$5,373

The accompanying notes are an integral part of the consolidated financial statements

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Six months ended June 30,
	2014	2013
	Unaudited
Cash flows from operating activities :

Loss	$(9)	$(18)
Adjustments required to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	69	50
Amortization of intangible asset	52	48
Stock based compensation related to options granted to employees	86	55
Stock based compensation related to options granted to Telkoor's employees	(4)	(20)
Impairment of investment in Telkoor	--	196
Decrease (increase) in trade receivables, net	540	(682)
(Increase) in prepaid expenses and other accounts receivable	(61)	(81)
Decrease in inventories	328	161
Decrease in accounts payable and related parties- trade payables	(422)	(48)
Decrease in deferred revenues and other current liabilities	(146)	(15)

Net cash provided (used by) operating activities	433	(354)

Cash flows from investing activities :
Purchase of property and equipment	(54)	(105)
Proceeds from sales of property and equipment	16	--
Net cash used in investing activities	(38)	(105)

Cash flows from financing activities :
Purchase of treasury stock	(70)	--
Net cash used in financing activities	(70)	--

Effect of exchange rate changes on cash and cash equivalents	27	(18)

Increase/ (decrease) in cash and cash equivalents	352	(477)
Cash and cash equivalents at the beginning of the period	1,696	1,821

Cash and cash equivalents at the end of the period	$2,048	$1,344

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

b.

The Company depends on Telkoor Telecom Ltd. ("Telkoor"), a major shareholder of the Company and one of DPC's third party subcontractors, for manufacturing capabilities in production of the products which DPC sells. If these manufacturers are unable or unwilling to continue manufacturing the Company's products in required volumes on a timely basis, that could lead to loss of sales, and adversely affect the Company's operating results and cash position. The Company also depends on Telkoor's intellectual property and ability to transfer production to third party manufacturers. Failure to obtain new products in a timely manner or delay in delivery of product to customers will have an adverse effect on the Company's ability to meet its customers' expectations. In 2010, the Company purchased a specific intellectual property (IP) fromTelkoor in order to reduce its dependency on Telkoor with respect to a certain line of products.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements as of June 30, 2014 and for the six months ended June 30, 2014 and 2013 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of the financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2014.

The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2013 are applied consistently in these financial statements. In addition, the following accounting policy is applied:

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 3:-	INVENTORIES

	June 30,	December 31,
	2014	2013
	Unaudited

Raw materials, parts and supplies	$218	$186
Work in progress	283	428
Finished products	940	1,137

	$1,441	$1,751

NOTE 4:-	ACCOUNTING FOR STOCK-BASED COMPENSATION

a.	Stock option plans:

1.	Under the Company's stock option plans, options may be granted to employees, officers, consultants, service providers and directors of the Company or its subsidiary.

2.

As of June 30, 2014, the Company has authorized according to the Incentive Share Option Plans, the grant of options to officers, management, other key employees and others of up to 1,373,000, 513,000, 240,000 and 1,519,000, respectively, for the Company’s Common shares. For all four Incentive Option Plans, the maximum term of the options is ten years from date of grant. As of June 30, 2014, an aggregate of 787,630 shares of the Company’s common stock are still available for future grant.

3.

The options granted generally become fully exercisable after four years and expire no later than 10 years from the date of the option grant. Any options that are forfeited or cancelled before expiration become available for future grants.

A summary of the Company’s employee share option activity (except options to consultants and service providers) and related information is as follows:

	Six months ended June 30, 2014
	Amount of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (*)
Outstanding at the beginning of the period	712,763	$1.33	5.38	$-

Outstanding at the end of the period	1,287,763	$1.57	8.16	$30

Exercisable options at the end of the period	397,263	$1.44	5.55	$19

(*)	Calculation of aggregate intrinsic value is based on the share price of the Company's common stock as of June 30, 2014 ($ 1.16 per share).

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 4:-	ACCOUNTING FOR STOCK-BASED COMPENSATION (Cont.)

a.	Stock option plans (cont.):

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

Options for 750,000 shares of the Company’s common shares were granted during the first six months of 2014 (April 2, 2014). No options were granted during the first six months of 2013.

The total employee's equity-based compensation expense related to all of the Company's equity-based awards, recognized for the six months and three months ended June 30, 2014 and 2013 is comprised as follows:

	Six months ended		Three months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	Unaudited	Unaudited	Unaudited	Unaudited

Sales and marketing expenses	5	2	4	2
Research and development	7	--	6	--
General and administrative	74	53	54	26
Total employees equity-based compensation expense	86	55	64	28

As of June 30, 2014, there was $ 932 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a period of the next 3.5 years.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 4:-	ACCOUNTING FOR STOCK-BASED COMPENSATION (Cont.)

b.

Employee Stock Ownership Plan:

The Company had an Employee Stock Ownership Plan (ESOP) until July 31, 2014 at which time it was entirely liquidated after a decision to terminate the plan as of July 31, 2013 was previously made. The ESOP provided for the Employee Stock Ownership Trust ("ESOT") to distribute shares or cash equivalents of the Company's Common shares as retirement benefits to the participants. As of July 30, 2014, the ESOT had distributed all of the 167,504 shares of common stock previously held prior to plan termination.

NOTE 5:-	NET INCOME PER SHARE

The following table sets forth the computation of the basic and diluted net earnings per share:

1. Numerator:

	Six months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013
	Unaudited

Net (loss) income available to Common shareholders	$(9)	$(18)	$149	$(125)

2. Denominator:

	Six months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013
	Unaudited

Denominator for basic net income per share of weighted average number of common shares	6,828,263	6,853,161	6,815,793	6,853,161
Effect of dilutive securities:
Employee stock options	26,098	-	20,396	-

Denominator for diluted net income per common share	6,854,361	6,853,161	6,836,189	6,853,161

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  U.S. dollars in thousands, except share and per share data

NOTE 6:-	SEGMENTS

The Company has two reportable geographic segments (see Note 1 for a brief description of the Company's business).

The following data presents the revenues, expenditures and other operating data of the Company's geographic operating segments in accordance with ASC 218 (formerly SFAS No. 131) "Segment Reporting".

	Six months ended June 30, 2014 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$2,642	$2,037	$-	$4,679
Intersegment revenues	119	-	(119)	-
Total revenues	$2,761	$2,037	$(119)	$4,679

Depreciation and amortization	$36	$85	$-	$121
Operating income (loss)	$(132)	$128	$-	$(4)
Tax expense				$-
Net income (loss)	$(132)	$123	$-	$(9)
Expenditures for segment assets, net of retirements	$52	$(14)	$-	$38
Total assets as of June 30, 2014	$3,330	$3,149	$-	$6,479

	Six months ended June 30, 2013 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$2,508	$1,908	$-	$4,416
Intersegment revenues	199	-	(199)	-
Total revenues	$2,707	$1,908	$(199)	$4,416

Depreciation and amortization	$19	$80	$-	$99
Operating income	$57	$33	$-	$90
Tax expense				$-
Net income	$56	$(74)	$-	$(18)
Expenditures for segment assets	$86	$19	$-	$105
Total assets as of June 30, 2013	$3,890	$2,796	$-	$6,671

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 6:-	SEGMENTS (Cont.)

	Three months ended June 30, 2014 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$1,476	$1,166	$-	$2,642
Intersegment revenues	112	0	(112)	-
Total revenues	$1,588	$1,166	$(112)	$2,642

Depreciation expense	$20	$40	$-	$60
Operating income (loss)	$16	$135	$-	$151
Tax expense				$-
Net income (loss)	$16	$133	$-	$149
Expenditures for segment assets, net of retirements	$14	$2	$-	$16
Total assets as of June 30, 2014	$3,330	$3,149	$-	$6,479

	Three months ended June 30, 2013 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$1,376	$851	$-	$2,227
Intersegment revenues	161	0	(161)	-
Total revenues	$1,535	$851	$(161)	$2,227

Depreciation expense	$11	$40	$-	$51
Operating income	$57	$19	$-	$76
Tax expense				$-
Net income	$56	$(181)	$-	$(125)
Expenditures for segment assets	$53	$2	$-	$55
Total assets as of June 30, 2013	$3,890	$2,796	$-	$6,671

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

              We market and sell our products to many diverse market segments, including the telecom, industrial, medical and military/defense industries.  Our products serve a global market, with an emphasis on North America and Europe.  We offer a broad product variety, including a full custom product design, standard and modified standard products. Our unique high speed switching power rectifiers includes, but is not limited to custom power products, front end, open frame, enclosed, Compact PCI, MicroTCA, PoE (Power over Ethernet) and other product solutions providing power output from 50 to 24,000 watts.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO JUNE 30, 2013

Revenues

Our revenues increased by 18% to $2.6 million for the three months ended June 30, 2014, from $2.2 million for the three months ended June 30, 2013. The increase in revenues was mainly due to an increase in shipments of military products of our European operation. Gross revenues of our U.S. operations increased slightly from higher customized product shipments.

For the six months ended June 30, 2014, our revenues increased by 6% to $4.7 million from $4.4 million for the six months ended June 30, 2013. The increase in revenues was attributable primarily to the increase in shipments of military products of our European operation.

Our revenues are highly dependent on the timing of customer delivery requirements. We experienced an increase in defense related shipments in the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013 and expect that trend to continue through the end of fiscal 2014. However, based upon our current backlog of commercial orders and the timing of deliveries of such orders, we expect a decline in commercial shipments and revenues, at least for the quarter ended September 30, 2014, as compared to the year ago quarter ended September 30, 2013 and the prior quarter ended June 30, 2014.

Gross Margins

Gross margins increased slightly to 41.0% for the three months ended June 30, 2014, compared to 39.8% for the three months ended June 30, 2013. Gross margins for the six months ended June 30, 2014 increased to 39.4% compared to the gross margins of 38.8% for the six months ended June 30, 2013. The increase in gross margins for the three and six months ended June 30, 2014 was mainly due primarily to effect of higher revenues on fixed manufacturing overhead costs and to a lesser extent on the higher mix of defense related shipments As previously mentioned with respect to revenues, although we expect our margins on defense related shipments to continue their upward trend through the end of fiscal 2014, we expect a decline in margins of our commercial products due to the timing of shipments of our current order backlog, at least through the quarter ended September 30, 2014.

Engineering and Product Development

Engineering and product development expenses were $211,000 or 8.0% of revenues for the three months ended June 30, 2014, compared to $177,000 or 7.9% of revenues for the three months ended June 30, 2013. Engineering and product development expenses were $394,000 or 8.4% of revenues for the six months ended June 30, 2014 as compared to $349,000 or 7.9% of revenues for the six months ended June 30, 2013. The overall slight increase in our engineering and product development expenses for the comparative six month periods was mainly due to the timing of safety license fee expenses during the first quarter of fiscal 2014.

Selling and Marketing

Selling and marketing expenses were $330,000 or 12.5% of revenues for the three months ended June 30, 2014 as compared to $257,000 or 11.5% of revenues for the three months ended June 30, 2013. Selling and marketing expenses were $642,000 or 13.7% of revenues for the six months ended June 30, 2014 as compared to $524,000 or 11.9% of revenues for the six months ended June 30, 2013. The increase in selling and marketing expenses for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013 was primarily related to the addition of regional sales management personnel in the domestic operations.

General and Administrative

General and administrative expenses were $391,000 or 14.8% of revenues for the three months ended June 30, 2014 as compared $376,000 or 16.9% of revenues for the three months ended June 30, 2013. General and administrative expenses were $813,000 or 17.4% of revenues for the six months ended June 30, 2014 as compared to $751,000 or 17.0% of revenues for the six months ended June 30, 2013. The slight increase in the gross spending amount in the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was attributable to higher stock option expenses related to incremental grants made on April 2, 2014 offset by lower consulting expenses. The higher increase in the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was mainly attributable to higher travel, legal, and investor relations expenses incurred in the three months ended March 31, 2014 period compared to the three months ended March 31, 2013 period.

Financial Income (Expense)

Financial expense was $2,000 for the three months ended June 30, 2014 compared to $5,000 for the three months ended June 30, 2013. The decrease in expense for these comparable periods was solely attributable to foreign currency fluctutation differences. Financial expense was $5,000 for the six months ended June 30, 2014 compared to financial income of $88,000 for the six months ended June 30, 2013. The change in financial results for the comparable six month periods was mainly due to a dividend of $63,000 received from Telkoor in the quarter ended March 31, 2013 which was not received in the comparable 2014 reporting period.

Impairment of Investment

For the quarter and six months ended June 30, 2013, the Company recorded an impairment of $196,000 on the investment made in Telkoor equity shares based on independent valuation obtained. There were no impairment charges in the comparable period ended on June 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2014, we had cash and cash equivalents of $2.0 million and working capital of $4.0 million. This compared with cash and cash equivalents of $1.7 million and working capital of $3.8 million at December 31, 2013. The increase in cash and cash equivalents and working capital was due mainly to a significant decrease in trade receivables and inventories partially offset by a decrease in accounts payable and deferred revenues and other current liabilites.

Net cash provided by operating activities totaled $433,000 for six months ended June 30, 2014 compared to net cash used by operating activities of $354,000 for the six months ended June 30, 2013. The increase in cash provided by operating activities for the comparable periods was primarily the result of the reduction of accounts receivable balances.

Net cash used in investing activities was $38,000 for the six months ended June 30, 2014 compared to $105,000 for the six months ended June 30, 2013. The net usage of cash for investing activities in 2014 and 2013 was due to a purchase of equipment.

Net cash used by financing activities was $70,000 for the six month period ending June 30, 2014 and represented purchases of treasury stock related to the liquidation of the Company’s Employee Stock Ownership Plan. There were no financing activities in the six months ended June 30, 2013.

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

None.

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

Although we generated an operating income during the three months ended June 30, 2014, we have historically experienced operating and net losses and we may experience such losses in the future.

For the six months ended June 30, 2014, we had operating loss of $4,000 and a net loss of $9,000 compared to an operating income of $90,000 and a net loss of $18,000 for the six months ended June 30, 2013. For the year ended December 31, 2013, we had an operating loss of $317,000 and a net loss of $632,000. Although we have actively taken steps to increase our revenue and reduce manufacturing and operating costs, we may incur operating and net losses in the future unless we continue to increase revenues by selling current and custom design products, and continue seeking manufacturing cost reductions through offshore strategic agreements with contract manufacturers. Consolidated revenues were the highest in the quarter ended June 30, 2014 since the quarter ended June 30, 2012 but there is no assurance that we will sustain those levels – in fact we expect revenues for the quarter ended September 30, 2014 to be lower than the quarter ended June 30, 2014 and possibly lower the comparable year ago quarter ended September 20, 2013.

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

As a result of our strategic focus on custom power supply solutions, we will continue to devote significant resources to developing and manufacturing custom power supply solutions for a large number of customers, where each product represents a uniquely tailored solution for a specific customer’s requirements.  A failure to meet these customer product requirements or a failure to meet production schedules and/or product quality standards may put us at risk with one or more of these customers. Moreover, changes in market conditions and strategic changes at the direction of our customers may effect their decision to continue purchasing from us.  The loss of one or more of our significant custom power supply solution customers could have a material adverse impact on our revenues, business or financial condition.

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

Our success depends on our ability to attract, retain and motivate our key management personnel, including, but not limited to, our President and CEO, our V.P. of Finance, marketing & sales personnel and key engineers necessary to implement our business plan and to grow our business. Competition for certain specific technical and management skill sets is intense. If we are unable to identify and hire the personnel that we need to succeed, or if one or more of our present key employees were to cease to be associated with us, our future results could be adversely affected. Mr. Kohn continues to serve in his role as our President and CEO. However, Mr. Kohn’s employment agreement expired on December 31, 2010, and as of August 12, 2014, Mr. Kohn and the Company have not signed a new employment agreement.

We depend upon a few major customers for a majority of our revenues, and the loss of any of these customers, or the substantial reduction in the quantity of products that they purchase from us, would significantly reduce our revenues and net income.

We currently depend upon a few major original equipment manufacturers ("OEM") and other customers for a significant portion of our revenues. We have experienced a reduction of orders by OEMs and a reduction or cancellation of orders, scaling back of certain activities and workforce layoffs by other customers. The loss of any of these customers, or a substantial reduction in the quantity of products that they purchase from us, would significantly reduce our revenues and net income. Furthermore, diversions in the capital spending of certain of these customers to new network elements have and could continue to lead to their reduced demand for our products, which could in turn, have a material adverse effect on our business and results of operations. If the financial condition of one or more of our major customers should deteriorate, or if they have difficulty acquiring investment capital due to any of these or other factors, a substantial decrease in our revenues would likely result.

We are dependent on the electronic equipment industry, and accordingly will be affected by the impact on that industry by the current economic conditions.

Substantially all of our existing customers are in the electronic equipment industry, and they manufacture products that are subject to rapid technological change, obsolescence, and large fluctuations in demand.  This industry is further characterized by intense competition and volatility.  The OEMs serving this industry are pressured for increased product performance and lower product prices.  OEMs, in turn, make similar demands on their suppliers, such as us, for increased product performance and lower prices.  Current economic conditions have affected the entire supply chain, including us. Recently, certain segments of the electronic industry have experienced a significant softening in demand. Such lower demand may effect our customers, in which case the demand for our products may decline and our growth could be adversely affected.

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

Some of our products are subject to International Traffic in Arms Regulation ("ITAR") rules, which are interpreted, enforced and administered by the U.S. Department of State. ITAR controls not only the export, import and trade of certain products specifically designed, modified, configured or adapted for military systems, but also the export of related technical data and defense services as well as foreign production.  Any delays in obtaining the required export, import or trade licenses for products subject to ITAR rules could have a materially adverse effect on our business, financial condition, and/or operating results.  In addition, changes in United States export and import laws that require us to obtain additional export and import licenses or delays in obtaining export or import licenses currently being sought could cause significant shipment delays and, if such delays are too great, could result in the cancellation of orders. Any future restrictions or charges imposed by the United States or any other country on our international sales or foreign subsidiary could have a materially adverse effect on our business, financial condition, and/or operating results. In addition, from time to time, we have entered into contracts with the Israeli Ministry of Defense which were governed by U.S. Foreign Military Financing program (FMF). Any such future sales would be subject to these regulations. Failure to comply with ITAR or FMF rules could have a material adverse affect on our financial condition and operating results.

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

Sales to customers outside of North America accounted for 51.2% of net revenues during the six months ended June 30, 2014, the same mix of international net revenues for the year ended December 31, 2013, and we expect that international sales will continue to represent a material portion of our total revenues. International sales are subject to the risks of international business operations as described above, as well as generally longer payment cycles, greater difficulty collecting accounts receivable, and currency restrictions. In addition DPL, our wholly-owned subsidiary in the United Kingdom, supports our European and other international customers, distributors, and sales representatives, and therefore is also subject local regulation. International sales are also subject to the export laws and regulations of the United States and other countries.

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

 Our common stock price is volatile .

Our common stock is listed on the NYSE Amex.  In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects.  The exercise of outstanding options and warrants may adversely affect our stock price and a shareholder’s percentage of ownership.  As of June 30, 2014, we had outstanding exercisable options to purchase an aggregate of 397,263 shares of common stock, with a weighted average exercise price of $1.44 per share.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

         On August 13, 2014, the Company issued a press release announcing its financial results for the second fiscal quarter ended June 30, 2014 and for the six months of the period ended June 30, 2014. A copy of the press release is attached as Exhibit 99.1 hereto.

ITEM 6.	EXHIBITS

Exhibits

3.1	Amended and Restated Articles of Incorporation of Digital Power Corporation (1)

3.2	Amendment to Articles of Incorporation (1)

3.3	Amendment to Articles of Incorporation (2)

3.3	Bylaws of Digital Power Corporation (1)

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release, dated August 13, 2014, issued by Digital Power Corporation

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

(1)	Previously filed with the Commission on October 16, 1996 as an exhibit to the Company’s Registration Statement on Form SB-2.

(2)	Previously filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed December 9, 2013

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

Dated:  August 13, 2014

Digital Power Corporation

By:	/s/ William Hultzman
William Hultzman
VP of Finance
(Principal Accountingl Officer)