Form 10-Q
period 2014-09-30
DIGITAL POWER CORP
filed 2014-11-13
CIK 896493

  UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2014

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________ .

Commission file number 1-12711

DIGITAL POWER CORPORATION

( Exact name of registrant as specified in its charter )

California	94-1721931
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
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

At November 12, 2014, the registrant had outstanding 6,774,769 shares of common stock.

DIGITAL POWER CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

  U.S. dollars in thousands, except share data

	September 30,	December 31,
	2014	2013
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,660	$1,696
Trade receivables (net of allowance for doubtful accounts of $64 as of September 30, 2014 and $146 as of December 31, 2013)	2,051	2,157
Related parties – trade receivables	12	--
Prepaid expenses and other receivables	212	167
Inventories (Note 3)	1,828	1,751
Total current assets	5,763	5,771

PROPERTY AND EQUIPMENT, NET	610	616
INTANGIBLE ASSET, NET	94	171
INVESTMENT IN TELKOOR	400	406
LONG-TERM DEPOSITS	13	13

Total assets	$6,880	$6,977

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,341	$1,109
Related parties - trade payables	--	248
Advances from customers and deferred revenues	243	128
Other current liabilities	365	445
Total current liabilities	1,949	1,930

SHAREHOLDERS' EQUITY:
Share capital -
Series A Redeemable, Convertible Preferred shares, no par value - 500,000 shares authorized and 0 shares outstanding at September 30, 2014 and December 31, 2013	-	-
Preferred shares, no par value - 1,500,000 shares authorized; 0 shares outstanding at September 30, 2014 and December 31, 2013	-	-
Common shares, no par value - 30,000,000 shares authorized; 6,774,769 and 6,853,161 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively.	-	-
Additional paid-in capital	14,645	14,582
Accumulated deficit	(9,441)	(9,282)
Accumulated other comprehensive loss	(273)	(253)
Total shareholders' equity	4,931	5,047
Total liabilities and shareholders' equity	$6,880	$6,977

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands, except per share data

	Nine months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013
	Unaudited

Revenues	$6,910	$6,503	$2,231	$2,087
Cost of revenues	4,319	4,100	1,485	1,398

Gross profit	2,591	2,403	746	689

Operating expenses:
Engineering and product development	591	573	197	224
Selling and marketing	934	794	292	270
General and administrative	1,248	1,180	435	429

Total operating expenses	2,773	2,547	924	923

Operating loss	(182)	(144)	(178)	(234)
Financial and other income (expense), net	23	69	28	(18)
Impairment of investment	-	(196)	-	-

Loss before income taxes	(159)	(271)	(150)	(252)

Income taxes	-	-	-	-

Net loss	$(159)	$(271)	$(150)	$(252)

Basic and diluted loss per share	$(0.023)	$(0.039)	$(0.022)	$(0.037)

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

U.S. dollars in thousands

	Nine months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013
	Unaudited

Net loss	$(159)	$(271)	$(150)	$(252)
Other Comprehensive income, net of tax:
Change in net foreign currency translation adjustment	(20)	(8)	(81)	163
Other comprehensive (loss) income	(20)	(8)	(81)	163

Total comprehensive loss:	$(179)	$(279)	$(231)	$(89)

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

  U.S. dollars in thousands, except share data

	Common	Additional		Other accumulated	Total	Total
	shares	paid in	Accumulated	comprehensive	comprehensive	shareholders'
	Number	capital	deficit	loss	income	equity

Balance as of January 1, 2014	6,853,161	$14,582	$(9,282)	$(253)	-	$5,047

Stock based compensation related to options granted to Telkoor's employees and other non- employee consultants	-	1	-	-	-	1
Stock based compensation related to options granted to employees	-	152	-	-	-	152
Exercise of employee options	39,749
Purchase of treasury stock	(118,141)	(90)				(90)
Comprehensive income:
Net loss	-	-	(159)	-	(159)	(159)
Foreign currency translation adjustments	-	-	-	(20)	(20)	(20)

Total comprehensive income					$(179)
Balance as of September 30, 2014 (unaudited)	6,774,769	$14,645	$(9,441)	$(273)		$4,931

Balance as of January 1, 2013	6,853,161	14,476	$(8,650)	$(299)	-	$5,527

Stock based compensation related to options granted to Telkoor's employees and other non- employee consultants	-	(17)	-	-	-	(17)
Stock based compensation related to options granted to employees	-	82	-	-	-	82
Comprehensive income:
Net loss	-	-	(271)	-	(271)	(271)
Foreign currency translation adjustments	-	-	-	(8)	(8)	(8)

Total comprehensive income					$(279)
Balance as of September 30, 2013 (unaudited)	6,853,161	14,541	$(8,921)	$(307)		$5,313

The accompanying notes are an integral part of the consolidated financial statements

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Nine months ended September 30,
	2014	2013
	Unaudited
Cash flows from operating activities :

Loss	$(159)	$(271)
Adjustments required to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	104	78
Amortization of intangible asset	78	72
Stock based compensation related to options granted to employees	152	82
Stock based compensation related to options granted to Telkoor's employees & consultants	1	(18)
Impairment of investment in Telkoor	--	196
Decrease (increase) in trade receivables and related parties – trade receivables, net	76	(919)
(Increase) in prepaid expenses and other accounts receivable	(45)	(46)
Decrease (increase) in inventories	(85)	196
Increase (decrease) in accounts payable and related parties- trade payables	(10)	309
Increase (decrease) in deferred revenues and other current liabilities	42	190
Decrease in long term loan and lease		6

Net cash provided (used by) operating activities	154	(125)

Cash flows from investing activities :
Purchase of property and equipment	(117)	(155)
Proceeds from sales of property and equipment	16	--
Net cash used in investing activities	(101)	(155)

Cash flows from financing activities :
Purchase of treasury stock	(90)	--
Net cash used in financing activities	(90)	--

Effect of exchange rate changes on cash and cash equivalents	1	3

Decrease in cash and cash equivalents	(36)	(277)
Cash and cash equivalents at the beginning of the period	1,696	1,821

Cash and cash equivalents at the end of the period	$1,660	$1,544

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

The accompanying unaudited consolidated financial statements as of September 30, 2014 and for the nine months ended September 30, 2014 and 2013 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of the financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2014.

The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2013 are applied consistently in these financial statements. In addition, the following accounting policy is applied:

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 3:-	INVENTORIES

	September 30,	December 31,
	2014	2013
	Unaudited

Raw materials, parts and supplies	$279	$186
Work in progress	219	428
Finished products	1,330	1,137

	$1,828	$1,751

NOTE 4:-	ACCOUNTING FOR STOCK-BASED COMPENSATION

a.	Stock option plans:

1.	Under the Company's stock option plans, options may be granted to employees, officers, consultants, service providers and directors of the Company or its subsidiary.

2.

As of September 30, 2014, the Company has authorized according to the Incentive Share Option Plans, the grant of options to officers, management, other key employees and others of up to 1,373,000, 513,000, 240,000 and 1,519,000, respectively, for the Company’s Common shares. For all four Incentive Option Plans, the maximum term of the options is ten years from date of grant. As of September 30, 2014, an aggregate of 787,630 shares of the Company’s common stock are still available for future grant.

3.

The options granted generally become fully exercisable after four years and expire no later than 10 years from the date of the option grant. Any options that are forfeited or cancelled before expiration become available for future grants.

A summary of the Company’s employee share option activity (except options to consultants and service providers) and related information is as follows:

	Nine months ended September 30, 2014
	Amount of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (*)
Outstanding at the beginning of the period	712,763	$1.33	5.38	$-

Outstanding at the end of the period	1,287,763	$1.56	7.92	$45

Exercisable options at the end of the period	397,263	$1.44	5.30	$30

(*)	Calculation of aggregate intrinsic value is based on the share price of the Company's common stock as of September 30, 2014 ($ 1.29 per share).

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 4:-	ACCOUNTING FOR STOCK-BASED COMPENSATION (Cont.)

a.	Stock option plans (cont.):

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

Options for 780,000 shares of the Company’s common shares were granted during the first nine months of 2014. No options were granted during the first nine months of 2013.

The total employee's equity-based compensation expense related to all of the Company's equity-based awards, recognized for the nine months and three months ended September 30, 2014 and 2013 is comprised as follows:

	Nine months ended		Three months ended
	Sept. 30, 2014	Sept. 30, 2013	Sept. 30, 2014	Sept. 30, 2013
	Unaudited	Unaudited	Unaudited	Unaudited

Selling and marketing expenses	10	4	5	2
Engineering and product development	13	--	6	--
General and administrative	129	61	59	8
Total employees equity-based compensation expense	152	65	70	10

As of September 30, 2014, there was $ 861 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a period of the next 3.3 years.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 U.S. dollars in thousands, except share and per share data

NOTE 4:-	ACCOUNTING FOR STOCK-BASED COMPENSATION (Cont.)

b.

Employee Stock Ownership Plan:

The Company had an Employee Stock Ownership Plan (ESOP) until July 31, 2014 at which time it was entirely liquidated after a decision to terminate the plan as of July 31, 2013 was previously made. The ESOP provided for the Employee Stock Ownership Trust ("ESOT") to distribute shares or cash equivalents of the Company's Common shares as retirement benefits to the participants. As of July 31, 2014, the ESOT had distributed or paid the cash equivalent of all of the 167,504 shares of common stock previously held prior to plan termination.

NOTE 5:-	NET INCOME PER SHARE

The following table sets forth the computation of the basic and diluted net earnings per share:

1.         Numerator:

	Nine months ended Sept. 30,		Three months ended Sept. 30,
	2014	2013	2014	2013
	Unaudited

Net (loss) income available to Common shareholders	$(159)	$(271)	$(150)	$(252)

2.         Denominator:

	Nine months ended Sept. 30,		Three months ended Sept. 30,
	2014	2013	2014	2013
	Unaudited

Denominator for basic and diluted loss per share of weighted average number of common shares	6,812,816	6,853,161	6,782,418	6,853,161

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 6:-	SEGMENTS

The Company has two reportable geographic segments (see Note 1 for a brief description of the Company's business).

The following data presents the revenues, expenditures and other operating data of the Company's geographic operating segments in accordance with ASC 218 (formerly SFAS No. 131) "Segment Reporting".

	Nine months ended September 30, 2014 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$3,783	$3.127	$-	$6,910
Intersegment revenues	119	-	(119)	-
Total revenues	$3,902	$3,127	$(119)	$6,910

Depreciation and amortization	$50	$132	$-	$182
Operating income (loss)	$(330)	$148	$-	$(182)
Tax expense				$-
Net income (loss)	$(330)	$171	$-	$(159)
Expenditures for segment assets, net of retirements	$76	$25	$-	$101
Total assets as of September 30, 2014	$3,588	$3,292	$-	$6,880

	Nine months ended September 30, 2013 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$3,917	$2,586	$-	$6,503
Intersegment revenues	226	-	(226)	-
Total revenues	$4,143	$2,586	$(226)	$6,503

Depreciation and amortization	$31	$119	$-	$150
Operating loss	$(69)	$(75)	$-	$(144)
Impairment of investment	$-	$(196)		$(196)
Tax expense	$-	$-	$-	$-
Net income (loss)	$(70)	$(201)	$-	$(271)
Expenditures for segment assets, net of retirements	$102	$53	$-	$155
Total assets as of September 30, 2013	$3,941	$3,294	$-	$7,235

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 6:-	SEGMENTS (Cont.)

	Three months ended September 30, 2014 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$1,141	$1,090	$-	$2,231
Intersegment revenues	-		-	-
Total revenues	$1,141	$1,090	$-	$2,231

Depreciation expense	$14	$47	$-	$61
Operating income (loss)	$(198)	$20	$-	$(178)
Tax expense				$-
Net income (loss)	$(198)	$48	$-	$(150)
Expenditures for segment assets, net of retirements	$24	$39	$-	$63
Total assets as of September 30, 2014	$3,588	$3,292	$-	$6,880

	Three months ended September 30, 2013 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$1,409	$678	$-	$2,087
Intersegment revenues	27	0	(27)	-
Total revenues	$1,436	$678	$(27)	$2,087

Depreciation expense	$12	$39	$-	$51
Operating loss	$(126)	$(108)	$-	$(234)
Tax expense	$-	$-	$-	$-
Net loss	$(126)	$(126)	$-	$(252)
Expenditures for segment assets	$16	$34	$-	$50
Total assets as of September 30, 2013	$3,941	$3,294	$-	$7,235

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

              We market and sell our products to many diverse market segments, including the telecom, industrial, medical and military/defense industries.  Our products serve a global market, with an emphasis on North America and Europe.  We offer a broad product variety, including a full custom product design, standard and modified standard products. Our unique high speed switching power rectifiers include, but are not limited to custom power products, front end, open frame, enclosed, Compact PCI, MicroTCA, PoE (Power over Ethernet) and other product solutions providing power output from 50 to 24,000 watts.

In an effort to provide short lead-times, high quality products and competitive pricing to support our markets, we have entered into production agreements with several contract manufacturers located in Asia, primarily in China.  These agreements allow us to better control production costs and ensure high quality products deliverable in a timely manner to meet market demand.

We intend to remain an innovative leader in the development of cutting-edge custom power solutions and feature rich products to meet any customer needs and requirements, rugged power systems to meet harsh and extreme operation environmental requirements, and high performance, high efficiency, high-density and modular power systems.   We are currently focused on developing even more high-grade custom power system solutions for numerous customers in a broadly diversified range of markets and challenging environments. Each product development is based on best of class performance criteria, including unique, advanced feature sets and a special layout to meet our customers’ unique operating conditions where efficiency, size and time to market are key to their success.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO SEPTEMBER 30, 2013

Revenues

Our revenues increased by 7% to $2.231 million for the three months ended September 30, 2014, from $2.087 million for the three months ended September 30, 2013. The increase in revenues was mainly due to a significant increase in shipments of military products from our European operations offset somewhat by a decrease in standard and semi-custom sales from our U.S. operations.

For the same reasons, for the nine months ended September 30, 2014, our revenues increased by 6% to $6.910 million from $6.503 million for the nine months ended September 30, 2013.

In general, our defense related revenues were higher in the three month and nine month year to date periods ended September 30, 2014 versus the comparable periods of 2013 and are expected to continue increasing at least through the end of this fiscal year due to a backlog of defense related orders. On the other hand, our commercial revenues continue to lag behind prior year levels due to the timing of customer delivery schedules and weaker demand for the high grade and pluggable power supplies that the Company offers.

Gross Margins

Gross margins increased slightly to 33.4% for the three months ended September 30, 2014, compared to 33.0% for the three months ended September 30, 2013. Gross margins for the nine months ended September 30, 2014 increased to 37.5% compared to the gross margins of 37.0% for the nine months ended September 30, 2013. The increase in gross margins for the three and nine months ended September 30, 2014 was due primarily to the effect of higher revenues on fixed manufacturing overhead costs and to a lesser extent on the higher mix of defense related shipments. As previously mentioned with respect to revenues, although we expect our margins on defense related shipments to continue their upward trend at least through the end of fiscal 2014, we expect a decline in margins of our commercial products due to the timing of customer delivery schedules and weaker demand for the high grade and pluggable power supplies that the Company offers.

Engineering and Product Development

Engineering and product development expenses were $197,000 or 8.8% of revenues for the three months ended September 30, 2014, compared to $224,000 or 10.7% of revenues for the three months ended September 30, 2013. Engineering and product development expenses were $591,000 or 8.6% of revenues for the nine months ended September 30, 2014 as compared to $573,000 or 8.8% of revenues for the nine months ended September 30, 2013. The decrease in absolute engineering and product development expenses for the three months ended September 30, 2014 versus the same period of 2013 were the result of lower safety license fee expenses incurred by the Company on account of its U.S. commercial orders. The slight increase in engineering and product development expenses for the nine months ended September 30, 2014 compared to the comparable period of 2013 was attributable to certain non-recurring expenses associated with new defense orders.

Selling and Marketing

Selling and marketing expenses were $292,000 or 13.1% of revenues for the three months ended September 30, 2014 as compared to $270,000 or 12.9% of revenues for the three months ended September 30, 2013. Selling and marketing expenses were $934,000 or 13.5% of revenues for the nine months ended September 30, 2014 as compared to $794,000 or 12.2% of revenues for the nine months ended September 30, 2013. The increase in selling and marketing expenses for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013 was primarily related to the addition of regional sales management personnel in the Company’s domestic operations.

General and Administrative

General and administrative expenses were $435,000 or 19.5% of revenues for the three months ended September 30, 2014 as compared to $429,000 or 20.6% of revenues for the three months ended September 30, 2013. General and administrative expenses were $1,248,000 or 18.1% of revenues for the nine months ended September 30, 2014 as compared to $1,180,000 or 18.1% of revenues for the nine months ended September 30, 2013. The slight increase in the general and administrative expenses in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was attributable to higher stock option expenses related to incremental grants made on April 2, 2014 offset by lower travel and legal expenses. The increase in general and administrative expenses in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily attributable to higher stock option expenses related to the aforementioned stock option grants offset by lower legal and outside purchased service provider expenses.

Operating Loss

        For the three months ended September 30, 2014, the Company recorded an operating loss of $178,000 as compared to an operating loss of $234,000 for the three months ended September 30, 2013. The improvement was the result of higher gross profit margins on higher revenues. For the nine months ended September 30, 2014, the Company recorded an operating loss of $182,000 compared to an operating loss of $144,000 for the nine months ended September 30, 2013. The increase in operating loss was primarily the result of the addition of regional sales management personnel in the domestic operations and significantly higher stock option expenses.

Financial and Other Income (Expense)

Financial and other income was $28,000 for the three months ended September 30, 2014 compared to financial expense of $18,000 for the three months ended September 30, 2013 which was mainly attributable to foreign currency fluctutations. Financial and other income was $23,000 for the nine months ended September 30, 2014 compared to financial and other income of $69,000 for the nine months ended September 30, 2013 which was mainly due to a dividend of $63,000 received from Telkoor Telecom Ltd., our largest shareholder and one of our third party subcontractors, in the quarter ended March 31, 2013 which was not received in the comparable 2014 reporting period.

Impairment of Investment

For the nine months ended September 30, 2013, the Company recorded an impairment of $196,000 on the investment made in Telkoor equity shares based on independent valuation obtained. There was no impairment charge in the comparable nine month period ended on September 30, 2014. For the three months ended September 30, 2014 and September, 2013, respectively, there were no impairment charges recognized on the Company’s Telkoor investment.

Net Loss

For the three months ended September 30, 2014, the Company recorded a net loss of $150,000 as compared to a net loss of $252,000 for the three months ended September 30, 2013. The improvement was the result of the lower operating loss. For the nine months ended September 30, 2014, the Company recorded a net loss of $159,000 compared to a net loss of $271,000 for the nine months ended September 30, 2013. The improvement was largely the result the Telkoor investment impairment charge recognized in 2013 but not in 2014

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2014, we had cash and cash equivalents of $1.7 million and working capital of $3.8 million – comparable to to the cash and cash equivalents and working capital at December 31, 2013.

Net cash provided by operating activities totaled $154,000 for the nine months ended September 30, 2014 compared to net cash used by operating activities of $125,000 for the nine months ended September 30, 2013. The increase in cash provided by operating activities for the comparable periods was primarily due to a reduction of the Company’s net loss and a reduction of accounts receivable balances offset by an increase in inventories.

Net cash used in investing activities was $101,000 for the nine months ended September 30, 2014 compared to $155,000 for the nine months ended September 30, 2013. The net usage of cash for investing activities in 2014 and 2013 was due to purchases of equipment, net of proceeds from a sale of equipment in the nine months ended September 30, 2014.

Net cash used in financing activities was $90,000 for the nine month period ending September 30, 2014 and represented purchases of treasury stock related to the liquidation of the Company’s Employee Stock Ownership Plan. There were no financing activities in the nine months ended September 30, 2013.

We believe we have adequate resources at this time to continue our operational and promotional efforts to increase sales and support our current operation.  However, if we do not increase our sales, we may have to raise money through debt or equity offerings, which may dilute shareholders’ equity.

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

We generated an operating and net loss during the three and nine months ended September 30, 2014, we have historically experienced operating and net losses and we may experience such losses in the future.

For the nine months ended September 30, 2014, we had operating loss of $182,000 and a net loss of $159,000 compared to an operating loss of $144,000 and a net loss of $271,000 for the nine months ended September 30, 2013. For the year ended December 31, 2013, we had an operating loss of $317,000 and a net loss of $632,000. Although we have actively taken steps to increase our revenue and reduce manufacturing and operating costs, we may incur operating and net losses in the future unless we continue to increase revenues by selling current and custom design products, and continue seeking manufacturing cost reductions through offshore strategic agreements with contract manufacturers.

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

In addition, some of our products are manufactured, assembled and tested by third party subcontractors and contract manufacturers located in Asia. While we have had relationships with many of these third parties in the past, we cannot predict how or whether these relationships will continue in the future. In addition, changes in management, financial viability, manufacturing demand or capacity, or other factors, at these third parties could hurt our ability to manufacture our products.

Our strategic focus on our custom power supply solution competencies and concurrent cost reduction plans may be ineffective or may limit our ability to compete.

As a result of our strategic focus on custom power supply solutions, we will continue to devote significant resources to developing and manufacturing custom power supply solutions for a large number of customers, where each product represents a uniquely tailored solution for a specific customer’s requirements.  Failure to meet these customer product requirements or failure to meet production schedules and/or product quality standards may put us at risk with one or more of these customers. Moreover, changes in market conditions and strategic changes at the direction of our customers may effect their decision to continue purchasing from us.  The loss of one or more of our significant custom power supply solution customers could have a material adverse impact on our revenues, business or financial condition.

We have also implemented a series of initiatives designed to increase efficiency and reduce costs.  While we believe that these actions will reduce costs, they may not be sufficient to achieve the required operational efficiencies that will enable us to respond more quickly to changes in the market or result in the improvements in our business that we anticipate. In such event, we may be forced to take additional cost-reducing initiatives, including those involving Company personnel,which may negatively impact quarterly earnings and profitability as we account for severance and other related costs. In addition, there is the risk that such measures could have long-term adverse effects on our business by reducing our pool of talent, decreasing or slowing improvements in our products or services, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our solutions increases and limiting our ability to hire and retain key personnel. These circumstances could cause our earnings to be lower than they otherwise might be.

We are dependent upon our ability to attract, retain and motivate our key personnel.

Our success depends on our ability to attract, retain and motivate our key management personnel, including, but not limited to, our President and CEO, our V.P. of Finance, marketing & sales personnel and key engineers necessary to implement our business plan and to grow our business. Competition for certain specific technical and management skill sets is intense. If we are unable to identify and hire the personnel that we need to succeed, or if one or more of our present key employees were to cease to be associated with us, our future results could be adversely affected. Mr. Kohn continues to serve in his role as our President and CEO. However, Mr. Kohn’s employment agreement expired on December 31, 2010, and as of November 13, 2014, Mr. Kohn and the Company have not signed a new employment agreement.

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

We are dependent on the electronic equipment industry, and accordingly will be affected by the impact on that industry of current economic conditions.

Substantially all of our existing customers are in the electronic equipment industry, and they manufacture products that are subject to rapid technological change, obsolescence, and large fluctuations in demand.  This industry is further characterized by intense competition and volatility.  The OEMs serving this industry are pressured for increased product performance and lower product prices.  OEMs, in turn, make similar demands on their suppliers, such as us, for increased product performance and lower prices. Such demands may adversely affect our ability to successfully compete in certain markets or our ability to sustain our gross margins.

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

Our future results are dependent on our ability to establish, maintain and expand our manufacturers' representative OEM relationships and our other distributor relationships.

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

Our operating results have in the past been subject to quarter-to-quarter fluctuations, and we expect that these fluctuations will continue, and may increase in magnitude, in future periods. Demand for our products is driven by many factors, including the availability of funding for our products in our customers’ capital budgets. There is a trend for some of our customers to place large orders near the end of a quarter or fiscal year, in part to spend remaining available capital budget funds. Seasonal fluctuations in customer demand for our products driven by budgetary and other concerns can create corresponding fluctuations in period-to-period revenues, and we therefore cannot assure you that our results in one period are necessarily indicative of our revenues in any future period. In addition, the number and timing of large individual sales and the ability to obtain acceptances of those sales, where applicable, have been difficult for us to predict, and large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or deferral of one or more significant sales in a quarter could harm our operating results. It is possible that, in some quarters, our operating results will be below the expectations of public market analysts or investors. In such events, or in the event adverse conditions prevail, the market price of our common stock may decline significantly.

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

Sales to customers outside of North America accounted for 49.3% of net revenues during the nine months ended September 30, 2014, and 51.2% of net revenues for the year ended December 31, 2013 and we expect that international sales will continue to represent a material portion of our total revenues. International sales are subject to the risks of international business operations as described above, as well as generally longer payment cycles, greater difficulty collecting accounts receivable, and currency restrictions. In addition DPL, our wholly-owned subsidiary in the United Kingdom, supports our European and other international customers, distributors, and sales representatives, and therefore is also subject local regulation. International sales are also subject to the export laws and regulations of the United States and other countries.

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

.

 Our common stock price is volatile .

Our common stock is listed on the NYSE MKT.  In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects.  The exercise of outstanding options and warrants may adversely affect our stock price and a shareholder’s percentage of ownership.  As of September 30, 2014, we had outstanding exercisable options to purchase an aggregate of 397,263 shares of common stock, with a weighted average exercise price of $1.44 per share.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

         On November 13, 2014, the Company issued a press release announcing its financial results for the third fiscal quarter ended September 30, 2014 and for the nine months of the period ended September 30, 2014. A copy of the press release is attached as Exhibit 99.1 hereto.

ITEM 6.	EXHIBITS

Exhibits

3.1	Amended and Restated Articles of Incorporation of Digital Power Corporation (1)

3.2	Amendment to Articles of Incorporation (1)

3.3	Amendment to Articles of Incorporation (2)

3.3	Bylaws of Digital Power Corporation (1)

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release, dated November 13, 2014, issued by Digital Power Corporation

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

(1)	Previously filed with the Commission on October 16, 1996 as an exhibit to the Company’s Registration Statement on Form SB-2.

(2)	Previously filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed December 9, 2013

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

Dated:  November 13, 2014

Digital Power Corporation

By:	/s/ William Hultzman
William Hultzman
VP of Finance
(Principal Accounting Officer)