Form 10-K
period 2014-12-31
DIGITAL POWER CORP
filed 2015-03-27
CIK 896493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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

Yes ☐      No ☑

As of June 30, 2014, the aggregate market value of the voting common stock held by non-affiliates was approximately $4,450,009 based upon the closing price of the common stock on the NYSE MKT on that date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 22, 2014, the number of shares of common stock outstanding was 6,775,971.

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

PART I.

ITEM 1.        DESCRIPTION OF BUSINESS.

General

We are a solution-driven organization that designs, develops, manufactures and sells high-grade customized and flexible power system solutions for the most demanding applications in the medical, military, telecom and industrial markets.  We are highly focused on high-grade and custom product designs for both the commercial, medical and military/defense markets, where customers demand high density, high efficiency and ruggedized products to meet the harshest and/or military mission critical operating conditions.  We are a California corporation originally formed in 1969, and our common stock trades on the NYSE MKT under the symbol “DPW”. Our corporate headquarters are located in the heart of the Silicon Valley.

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

We market and sell our products to many diverse market segments, including the telecom, industrial, medical and military/defense industries.  Our products serve a global market, with an emphasis on North America and Europe.  We offer a broad product variety, including a full custom product design, standard and modified-standard products. Our unique high-speed switching power rectifiers includes but are not limited to custom power products, front-end, open-frame, enclosed, Compact PCI, MicroTCA, PoE (Power over Ethernet) and other product solutions, providing power output from 50 to 24,000 watts.

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

High-Grade Flexibility Series Power Supply Product .   We offer our feature rich based power rectifiers that support flexible configuration and high-grade design implementation. This includes innovative designs and implementation including Digital Signal Processing (“DSP”) control for Power Factor Correction (“PFC”) and DC/DC, synchronous rectifier outputs under DSP control, two phase PFC, hot pluggable, current sharing and other features. While some of our customers have special requirements that include a full custom design, other customers may require only certain electrical changes to standard power supply products, such as modified output voltages and unique status and control signals, and mechanical repackaging tailored to fit the specific application. We offer a wide range of standard and modified standard products that can be easily integrated with any platform across our diversified market segments.

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

Markets

We sell our custom power system solutions, high-grade flexibility series power supply products and value-added services to customers in a diverse range of commercial and defense industries and markets throughout the world, with an emphasis on North America and Europe.   Our current customer base consists of approximately 220 companies, some of which are served through our partner channels.  We serve the North American power electronics market primarily through our domestic corporation, Digital Power Corporation; the European marketplace is served through DPL, our wholly-owned subsidiary.

Our products are sold directly by our sales force and through a network of manufacturers’ representatives and distributors.  Our sales strategy is to identify and focus on strategic accounts. This strategy allows us to maintain a close and direct relationship with such accounts, which positions us as the supplier of choice for these customers’ challenging, innovative and demanding new product requirements.  In striving for additional market share, we simultaneously seek to strengthen our traditional sales channels of manufacturer representatives and distributors. We plan to continue to build more channels and increase our market share through 2015.

Commercial Customers .   We serve global commercial markets including medical, telecom, and industrial companies. Our products are deployed in a variety of applications and operate in a broad range of systems where customers require mission critical power reliability and occasionally extreme environmental conditions.  Examples of the commercial markets we serve and products for these markets include:

■	Medical (Patient Contact and Non-patient Contact)
■	Colonoscopy imaging system
■	Imaging, dispensing equipment
■	Ventilators
■	Dialysis, endoscopy, surgical equipment
■	Ultrasound, MRI
■	Oxygen concentration

■	Telecom
	■	Switches/Routers
	■	Storage/Data servers
	■	Servers
	■	Broadband networks and video broadcast systems
	■	Fiber optic networks
	■	Wireless systems

■	Industrial Process Equipment and Embedded Controls
	■	Packaging equipment, pumps, CNC machines, laser
	■	Intelligent / LED lighting
	■	Industrial printers
	■	Laboratory and diagnostic equipment
	■	ATE (Automatic Test Equipment), scientific
	■	Advanced projectors

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

Full custom military project services:

●	Program management for each project
●	Quality assurance and control:
	o	ISO 9001: 2008 and ISO 17025: 2005 certified
	o	Compliance with AS9100 through our manufacturing
	o	Compliance with MIL-Q 9858A
	o	Compliance with environmental testing in accordance with MIL-STD 810, MIL-STD 202
	o	FRACAS (Failure Reporting, Analysis, and Corrective Action System)
	o	100% screening, including ESS (Environmental Stress Screening) and ATP (Acceptance Test Procedure) with random vibration and temperature cycling tests
●	Product Tests:
	o	Vertical Random Vibration
	o	Sine Sweep Vibrations
	o	Shock
	o	Salt
	o	Fog
	o	Polar Temperatures

Typical Product Features:

●	Wide input voltage range
●	Multi-output voltages (DC and AC)
●	Fully approved according to MIL-STD 704, MIL-STD 1275 and MIL-STD 1399
●	Environmental conditions per MIL-STD 810
●	EMI/RFI per MIL-STD 461
●	Wide operating temperature range of -56°C up to +85°C
●	Power output up to 72,000 Watts (3 x 24,000 Watts system)
●	High switching frequency up to 500KHz
●	High efficiency, over 92%
●	High power density up to 28 watts/inch 3
●	Power factor correction
●	Redundancy and hot swap N+1
●	Switching Frequency sync to external clock
●	Free convection, forced air cooling and base plate cooling

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

Manufacturing and Testing

Consistent with our strategy of focusing on custom design products and high-grade flexibility series products, we aim to maintain a high degree of flexibility in our manufacturing through the use of strategically focused contract manufacturers.   We select contract manufacturers to ensure that they will meet our near term cost, delivery, and quality goals.  In addition, we believe these relationships will eventually give us access to new markets and beneficial cross-licensing opportunities.  The competitive nature of the power supply industry has placed continual downward pressure on selling prices.  In order to achieve our low cost manufacturing goals with labor-intensive products, we have entered into production agreements with certain contract manufacturers in Asia.  At present, our principal contract manufacturers in Asia are Teamwise, Winco-Power Technology, Shenzhen Watt Electronics, and Energy Recovery Products.

We sell certain products that are developed, manufactured and sold to us by Telkoor, an Israeli company that currently holds 41.3% of our outstanding common stock.   In coordination with Telkoor, and in order to accelerate delivery and reduce the cost of some of the products we purchase from Telkoor, we have obtained the right to order products directly from Telkoor’s contract manufacturers, as well as from our own contract manufacturers in China, in exchange for the payment of royalties to Telkoor.

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

Competition

The power system solutions industry is highly fragmented and characterized by intense competition.  Our competition includes hundreds of companies located throughout the world, some of which have advantages over us in terms of labor and component costs, and some of which may offer products comparable in quality to ours.  Many of our competitors, including Bel Fuse (Power-One), Emerson (Astec) Technologies, Artesyn, Lambda Electronics, and Mean-Well Power Supplies, have substantially greater fiscal and marketing resources and geographic presence than we do.  If we are successful in increasing our revenues, competitors may notice and increase competition with our customers.  We also face competition from current and prospective customers who may decide to design and manufacture internally power supplies needed for their products.  Furthermore, certain larger OEMs tend to contract only with larger power supply manufacturers.

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

Another advantage of our power system solutions product line is based on the “Flexible” series that employs adjustable power range and a selectable number of outputs product design platform.  We believe we have a competitive position with our targeted customers who need a high-quality, compact product, which can be readily modified to meet the customer’s unique requirements.  We have designed the base model power system platform so that it can be quickly and economically modified and adapted to the specific power needs of any hosting platform or OEM.  This “flexibility” approach has allowed us to provide samples of modified power systems to OEM customers in only a few days after initial consultation, an important capability given the emphasis placed by OEMs on “time to market.” It also results in very low non-recurring engineering (“NRE”) expenses.  Because of reduced NRE expenses, we do not generally charge our OEM customers for NRE related to tailoring a power system to a customer’s specific requirements.  We believe this gives us an advantage over our competitors, many of which charge their customers for NRE expenses.

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

Many raw material vendors have reduced capacities, closed production lines and, in some cases, even discontinued their operations. As a result, some materials are no longer available to support some of our products, thereby requiring us to search for cross materials or, even worse, redesign some of our products to support currently-available materials.

Intellectual Property

We rely upon a combination of trade secrets, industry expertise, confidential procedures, and contractual provisions to protect our intellectual property.  We believe that because our products are continually updated and revised, obtaining patents would be costly and not beneficial. However, in the future, as we continue to develop unique core technology, we may seek to obtain patents for some of the core technology.  On July 10, 2012, our trademark, “DP Digital Power Flexible Power” was registered with the United States Patent and Trademark Office.

Employees

As of December 31, 2014, we had 26 employees located in the United States and the United Kingdom, of whom seven were engaged in engineering and product development, five in sales and marketing, seven in general operations and seven in general administration and finance.  All but two of these employees are employed on a full-time basis.  None of our employees are currently represented by a trade union. We consider our relations with our employees to be good.

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

We generated an operating and net loss during the years ended December 31, 2014 and December 31, 2013, we have historically experienced operating and net losses, and we may experience such losses in the future.

For the year ended December 31, 2014, we had an operating loss of $542,000 and a net loss of $658,000 compared to an operating loss of $317,000 and a net loss of $632,000 for the year ended December 31, 2013.  Although we have actively taken steps to increase our revenue and reduce manufacturing and operating costs, we may incur operating and net losses in the future unless we continue to increase revenues by selling current and custom design products and continue seeking manufacturing cost reductions through contract manufacturers.

We depend on Telkoor to design and manufacture some of our products and depend on a manufacturing rights agreement with Telkoor under which we have the right to directly place purchase orders with third party manufacturers.

We depend on Telkoor Telecom Ltd. (“Telkoor), our largest shareholder and one of our third party subcontractors, for design and manufacturing capabilities for some of the products that we sell. If Telkoor is unable or unwilling to continue designing or manufacturing our products in required volumes and with a certain level of quality on a timely basis, that could lead to loss of sales and adversely affect our operating results and cash position. We also depend on Telkoor's intellectual property and ability to transfer production to third party manufacturers. Failure to obtain new products in a timely manner or delay in delivery of products to customers will have an adverse effect on our ability to meet our customers’ expectations.  In addition, we operate in highly competitive markets where our ability to sell Telkoor’s products could be adversely affected by Telkoor’s agreements with other companies, long lead-times and the high cost of Telkoor’s products.  Also, in 2012, Telkoor’s manufacturing lead-times increased, which has hindered our ability to respond to our customers’ needs.  Telkoor’s principal offices, research and development and manufacturing facilities are located in Israel. Political, economic, and military conditions in Israel directly affect Telkoor’s operations.  We are also dependent upon Telkoor’s terms and conditions with its contract manufacturers for some of our products, which terms and conditions may not always be in our best interest.  In 2010, the Company purchased certain IP from Telkoor in order to reduce its dependency on Telkoor with respect to a certain line of products. We also entered into a Manufacturing Rights Agreement with Telkoor, in 2012, pursuant to which we were granted the non-exclusive right to directly place purchase orders for certain products from third party manufacturers in consideration for payment of royalties to Telkoor. This agreement currently accounts for a significant portion of our sales. In the event this agreement is terminated for any reason, it would materially affect our profitability and cash position.

If Telkoor is unable to continue operating as a going concern, our operational and financial results may be significantly adversely affected. Due to extensive losses incurred by Telkoor during 2014 and resultant limited liquidity, Telkoor’s auditors expressed doubt regarding the continued existence of Telkoor as a going concern in its audit opinion regarding Telkoor’s financial statements for the quarter ended September 30, 2014. If Telkoor is unable to rectify its current liquidity problem, there is the possibility that Telkoor will not be able to continue operating in the coming year. We may lose our ability to continue manufacturing product under our Manufacturing Rights Agreement with Telkoor, we may lose our ability to collect on accounts receivable due from Telkoor and may be forced to fully impair our investment in Telkoor which may significantly adversely affect our operational and financial results.

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

As a result of our strategic focus on custom power supply solutions, we will continue to devote significant resources to developing and manufacturing custom power supply solutions for a large number of customers, where each product represents a uniquely tailored solution for a specific customer’s requirements.  Failure to meet these customer product requirements or a failure to meet production schedules and/or product quality standards may put us at risk with one or more of these customers.  Moreover, changes in market conditions and strategic changes at the direction of our customers may affect their decision to continue to purchase from us. The loss of one or more of our significant custom power supply solution customers could have a material adverse impact on our revenues, business or financial condition.

We have also implemented a series of initiatives designed to increase efficiency and reduce costs.  While we believe that these actions will reduce costs, they may not be sufficient to achieve the required operational efficiencies that will enable us to respond more quickly to changes in the market or result in the improvements in our business that we anticipate. In such event, we may be forced to take additional cost-reducing initiatives, including those involving Company personnel, which may negatively impact quarterly earnings and profitability as we account for severance and other related costs. In addition, there is the risk that such measures could have long-term adverse effects on our business by reducing our pool of talent, decreasing or slowing improvements in our products or services, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our solutions increases and limiting our ability to hire and retain key personnel. These circumstances could cause our earnings to be lower than they otherwise might be.

We are dependent upon our ability to attract, retain and motivate our key personnel.

Our success depends on our ability to attract, retain and motivate our key management personnel, including, but not limited to, our President and CEO, our V.P. of Finance, marketing and sales personnel, and key engineers necessary to implement our business plan and to grow our business. Competition for certain specific technical and management skill sets is intense. If we are unable to identify and hire the personnel that we need to succeed, or if one or more of our present key employees were to cease to be associated with us, our future results could be adversely affected. Mr. Kohn continues to serve in his role as our President and CEO. However, Mr. Kohn’s employment agreement expired on December 31, 2010, and as of March 27, 2015, Mr. Kohn and the Company had not signed a new employment agreement.

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

Our future results are dependent on our ability to establish, maintain and expand our manufacturer’ representative OEM relationships and our other relationships.

We market and sell our products through domestic and international OEM relationships and other distribution channels, such as manufacturers’ representatives and distributors. Our future results are dependent on our ability to establish, maintain and expand our relationships with OEMs as well as with manufacturer’ representatives and distributors to sell our products. If, however, the third parties with whom we have entered into such OEM and other arrangements should fail to meet their contractual obligations, cease doing, or reduce the amount of their, business with us or otherwise fail to meet their own performance objectives, customer demand for our products could be adversely affected, which would have an adverse effect on our revenues.

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

Some of our products are subject to ITAR rules, which are interpreted, enforced and administered by the U.S. Department of State. ITAR controls not only the export, import and trade of certain products specifically designed, modified, configured or adapted for military systems, but also the export of related technical data and defense services as well as foreign production.  Any delays in obtaining the required export, import or trade licenses for products subject to ITAR rules could have a material adverse effect on our business, financial condition, and/or operating results.  In addition, changes in United States export and import laws that require us to obtain additional export and import licenses or delays in obtaining export or import licenses currently being sought could cause significant shipment delays and, if such delays are too great, could result in the cancellation of orders. Any future restrictions or charges imposed by the United States or any other country on our international sales or foreign subsidiary could have a materially adverse effect on our business, financial condition, and/or operating results. In addition, from time to time, we have entered into contracts with the Israeli Ministry of Defense which were governed by the U.S. Foreign Military Financing program (FMF). Any such future sales would be subject to these regulations.  Failure to comply with ITAR or FMF rules could have a material adverse affect on our financial condition, and/or operating results.

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

Sales to customers outside of North America accounted for 50.4% of net revenues in the year ended December 31, 2014 and for 51.2% of net revenues in the year ended December 31, 2013 and we expect that international sales will continue to represent a material portion of our total revenues. International sales are subject to the risks of international business operations as described above, as well as generally longer payment cycles, greater difficulty collecting accounts receivable, and currency restrictions.  In addition, DPL, our wholly-owned subsidiary in the United Kingdom, supports our European and other international customers, distributors, and sales representatives, and therefore is also subject to local regulation.  International sales are also subject to the export laws and regulations of the United States and other countries.

If our accounting controls and procedures are circumvented or otherwise fail to achieve their intended purposes, our business could be seriously harmed.

We evaluate our disclosure controls and procedures as of the end of each fiscal quarter, and are annually reviewing and evaluating our internal control over financial reporting in order to comply with Securities and Exchange Commission rules relating to internal control over financial reporting adopted pursuant to the Sarbanes-Oxley Act of 2002. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain effective internal control over financial reporting or our management does not timely assess the adequacy of such internal control, we may be subject to regulatory sanctions, and our reputation may decline.

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

Our common stock price is volatile.

Our common stock is listed on the NYSE MKT.  In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects.  The exercise of outstanding options and warrants may adversely affect our stock price and a shareholder’s percentage of ownership.  As of December 31, 2014, we had outstanding options to purchase an aggregate of 1,262,763 shares of common stock, with a weighted average exercise price of $1.57 per share, exercisable at prices ranging from $0.68 to $1.79 per share.

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

Quarter Ended	High	Low
12/31/2014	$2.25	$1.24
09/30/2014	1.63	1.09
06/30/2014	1.67	0.83
03/31/2014	2.24	0.60

12/31/2013	$0.73	$0.56
09/30/2013	0.75	0.60
06/30/2013	0.78	0.53
03/31/2013	0.82	0.62

The last reported sale price of our common stock on the NYSE MKT on March 22, 2015 was $0.93 per share.

              (b)              Holders

As of March 22, 2015, there was an aggregate of 6,775,971 shares of our common stock outstanding, held by approximately 65 holders of record.

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

Our net loss was $658,000 for the year ended December 31, 2014 compared to $632,000 for the year ended December 31, 2013.  A majority of the loss in 2014 (81%) resulted from the further impairment of our 2011 investment in Telkoor (27% of the loss), stock option expenses (38% of the loss), and amortization of our intellectual property purchased in 2010 (16% of the loss) all of which did not have a cash effect in 2014. A majority of the loss in 2013 (81%) resulted from further impairment of our 2011 investment in Telkoor (49% of the loss), stock option expenses (17% of the loss), and amortization of the intellectual property purchased in 2011 (15% of the loss) all of which did not have a cash effect in 2013.

We believe that our cash will be sufficient to fund our operation in the next 12 months.

Foreign Currency Fluctuations

Our wholly-owned subsidiary, DPL, operates using the United Kingdom pound sterling.  Therefore, we are subject to monetary fluctuations between the U.S. dollar and the United Kingdom pound sterling. The financial statement of the subsidiary is included in the Company’s consolidated financial statements based on translation into U.S. dollars.  For the year ended December 31, 2014 and 2013, we recorded a foreign currency translation income (loss) of $(105,000) and $ 46,000 in Other Comprehensive Income (Loss) in shareholders’ equity, respectively.

Results of Operations

The table below sets forth certain statements of operations data as a percentage of revenues for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013
Revenues	100.00%	100.00%
Cost of revenues	63.57	63.87
Gross profit	36.43	36.13
Engineering and product development	9.04	8.76
Sales and marketing	13.94	12.11
General and administrative	19.45	18.88
Total operating expenses	42.43	39.75
Operating loss	(6.00)	(3.62)
Impairment of investment	(1.94)	(3.56)
Other income, net	.67	-
Income before tax	(7.27)	(7.18)
Tax expenses	(0.01)	(0.03)
Net loss	(7.28)%	(7.21)%

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

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenues

For the year ended December 31, 2014, revenues increased by 2.9% to $9,022,000 from $8,770,000 for the year ended December 31, 2013.  The slight increase in revenues was mainly due to higher sales of our commercial products by our European subsidiary (DPL) offset by lower sales of standard commercial products by our domestic facility. During the years ended December 31, 2014 and December 31, 2013, we generated revenues from the sale of a fully customized product solution for the medical market, as part of our earlier strategy to transition away from a dependence on standard, commodity products.

Revenues derived from our defense products for the year ended December 31, 2014 were $2,584,000, a decrease of 2.9% from revenues of $2,662,000 from defense products for the year ended December 31, 2013. The slight year to year decrease was primarily attributable to the delay in the completion of an incremental major naval military contract in the fourth quarter of the 2014 fiscal year which will be recognized in the first quarter of fiscal 2015. Revenues derived from our commercial products for the year ended December 31, 2014 increased by 6.2% to $6,482,000 from $6,108,000 for the year ended December 31, 2013.  The increase in commercial product revenue in 2014 resulted primarily from an increase in sales of our standard commercial products by DPL.

Revenues from our domestic operations decreased by 5.8% to $4,953,000 for the year ended December 31, 2014, from $5,258,000 for the year ended December 31, 2013. The decrease in product revenues was mainly attributed to a decrease in sales of our standard commercial products.

Revenues from our European operations (Gresham/DPL) increased 15.9% to $4,069,000 for the year ended December 31, 2014 compared to $3,512,000 for the year ended December 31, 2013. The increase was primarily attributable to an increase of commercial product sales of standard products.

Gross Margins

Gross margins were 36.4% for the year ended December 31, 2014, compared to 36.1% for the year ended December 31, 2013.  The slight year to year increase was primarily the result of the effect of higher revenues of DPL on fixed manufacturing costs and lower inventory write offs and incremental warranty expenses in 2014 versus 2013 for DPL. The increase in margins of DPL were offset by lower margin for our domestic operations primarily the result of fixed manufacturing costs on a lower revenue base in 2014 versus 2013

Engineering and Product Development

Engineering and product development expenses were $816,000, or 9% of revenues, for the year ended December 31, 2014, compared to $768,000, or 8.8% of revenues, for the year ended December 31, 2013.  The slight increase was attributable to engineering related manpower costs of new military projects of DPL and to a lesser extent, incremental stock option expense.

Selling and Marketing

Selling and marketing expenses were $1,258,000, or 13.9% of revenues, for the year ended December 31, 2014, compared to $1,062,000, or 12.1% of revenues, for the year ended December 31, 2013. The increase in selling and marketing expenses for the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to an increase in internal sales personnel costs associated with manpower increases.

General and Administrative

General and administrative expenses were $1,755,000, or 19.4% of revenues, for the year ended December 31, 2014, compared to $1,656,000, or 18.9% of revenues, for the year ended December 31, 2013. The increase in general and administrative expenses during the year ended December 31, 2014 compared to the year ended December 31, 2013 was the result of higher stock option expenses in 2014 ($219,000) compared to 2013 ($98,000) offset by lower legal expenses.

Impairment of investment

The Company recorded an impairment of its investment in Telkoor of $175,000 for the year ended December 31, 2014 compared to $312,000 for the year ended December 31, 2013. In the year ended December 31, 2014, an independent appraiser valuated the holding value of this investment based upon guidelines outlined in ASC 320 and concluded the fair value of the asset had declined by $175,000 from its value reported in the financial statements for the year ended December 31, 2013. For the year ended December 31, 2013, the Company used the value of shares sold by Telkoor late in the year in a private equity transaction as the basis for the value of the investment. The Company concluded that the price paid for those shares was the fair value of its own Telkoor shares under ASC 325 and subsequently recorded an impairment of $312,000 for year ended December 31, 2013.

Financial Income, Net

Financial income was $60,000 for the year ended December 31, 2014 and consisted of foreign currency fluctuations and proceeds from the sale of an equity investment realized from a previously demutualized executive insurance policy. Financial expense/income was neglible in the year ended December 31, 2013.

Net Loss

For the year ended December 31, 2014, we had a net loss of $658,000 compared to a net loss of $632,000 for the year ended December 31, 2013 as detailed in the above narrative.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported assets, liabilities, sales, and expenses in the accompanying consolidated financial statements.  Critical accounting policies are those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain.  The following are considered our most critical accounting policies that, under different conditions or using different assumption or estimates, could show materially different results on our financial condition and results of operations

Revenue Recognition

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

During 2014 and 2013, we recorded inventory write-offs of $13,000 and $46,000, respectively.

Allowance for Doubtful Accounts

Our accounts receivable are derived from sales to customers located primarily in the U.S. and Europe.  We perform ongoing credit evaluations of our customers’ financial condition and currently require no collateral from our customers.  An allowance for doubtful accounts for estimated losses is maintained in anticipation of the inability of customers to make required payments. The allowance for doubtful accounts as of December 31, 2014 and 2013 was $0 and $146,000, respectively. When we become aware that a specific customer is unable to meet its financial obligations as a result of bankruptcy or the deterioration of the customer’s operating results or financial position, for example, we record a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance.  We are not able to predict changes in the financial condition of customers, and if the condition or circumstances of our customers deteriorates, estimates of the recoverability of trade receivables could be materially affected and we may be required to record additional allowances.  Alternatively, if our estimates are determined to be greater than the actual amounts necessary, we may decrease a portion of such allowance in future periods based on actual collection experience.

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

The Company recorded an impairment of its investment in Telkoor of $175,000 for the year ended December 31, 2014 compared to $312,000 for the year ended December 31, 2013. In the year ended December 31, 2014, an independent appraiser evaluated the holding value of this investment based upon guidelines outlined in ASC 320 and concluded the fair value of the asset had declined by $175,000 from its value reported in the financial statements for the year ended December 31, 2013. For the year ended December 31, 2013, the Company used the value of shares sold by Telkoor late in the year in a private equity transaction as the basis for the value of the investment. The Company concluded that the price paid for those shares was the fair value of its own Telkoor shares under ASC 325 and subsequently recorded an impairment of $312,000 for year ended December 31, 2013. In accordance with ASC 325, Telkoor’s equity shares held by the Company are presented at cost and will be reviewed for impairment in accordance with ASC 320.

Equity-based Compensation Expense

We account for equity-based compensation in accordance with ASC 718, “Compensation – Stock compensation” ("ASC 718"). Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service periods. Determining the fair value of share-based awards at the grant date requires the exercise of judgment, including the amount of share-based awards that are expected to be forfeited. Estimated forfeitures are based on historical pre-vesting forfeitures. If actual results differ from these estimates, equity-based compensation expense, and therefore our results of operations, could be impacted.

The Company estimates the fair value of stock options granted under ASC 718, using the Black-Scholes option-pricing model, which uses the following assumption:

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

Liquidity and Capital Resources

On December 31, 2014, we had cash and cash equivalents of $2,110,000 and working capital of $3,588,000. This compares with cash and cash equivalents of $1,696,000 and working capital of $3,841,000 at December 31, 2013. The increase in cash and cash equivalents was due mainly to the incremental collection of accounts receivable offset by a reduction of accounts payable balances. The net loss effect was reduced by non cash related expenses such as stock option compensation, depreciation, and amortization. The decrease in working capital was primarily the result of the reduction of accounts receivable balance.

Net cash provided by operating activities totaled $669,000 and $71,000 for the year ended December 31, 2014 and December 31, 2013, respectively.  The net cash provided by operating activities for the year ended December 31, 2014 was mainly due to the aforementioned decrease in accounts receivable balances.

Net cash used in investing activities was $119,000 for the year ended December 31, 2014, compared to net cash used in investing activities of $216,000 for the year ended December 31, 2013. The net usage of cash from investing activities was primarily related to purchase of capital equipment during both years.

Net cash used by financing activities was $90,000 for the year ended December 31, 2014 and related to the purchase of treasury stock related to the closing of the Company’s ESOP plan.

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

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2014, we have carried out an evaluation, under the supervision of, and with the participation of, our management, including our Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of our controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) were effective as of the end of the period covered by the report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated 2013 Framework. The 2013 Framework is expected to help organizations design and implement internal control in light of many changes in business and operating environments since the issuance of the original framework, broaden the application of internal control in addressing operation and reporting objectives, and clarify the requirements for determining what constitutes effective internal controls.  Our management has concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

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

Evaluation of Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10.      DIRECTORS,   EXECUTIVE   OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the positions and offices presently held by each of our current directors and executive officers and their ages:

Name	Age	Positions Held
Amos Kohn	55	President, Chief Executive Officer, and Director
William J. Hultzman	62	Vice President of Finance, Chief Accounting Officer
Ben-Zion Diamant	65	Chairman of the Board and Director
Robert Smith	69	Director (2)
Haim Yatim (1)	51	Director (2)
Aaron Ben-Ze’ev	65	Director (2)

(1)     On November 13,, 2014, Haim Yatim, who had served as a director since 2011, resigned from the Board of Directors and he was reappointed on March 3, 2015

(2)     Member of the Audit, Compensation and Nominating and Governance Committees.

Each of the directors named above will serve until the next annual meeting of our shareholders or until his respective successor is elected and qualified.   Subject to the terms of applicable employment agreements, our executive officers serve at the discretion of our Board.

Amos Kohn

               Amos Kohn has served as a member of our board of directors since 2003, as our President and Chief Executive Officer since 2008. From March 2011 until August 2013 Mr. Kohn also served as interim Chief Financial Officer. Mr. Kohn has more than 20 years of successful global executive management experience, including multiple C-level roles across private and established, publicly-traded companies. Mr. Kohn has successfully managed cross-functional teams, dri ven corporations to high profitability, built customer loyalty and led businesses through expansion and sustained growth. His areas of expertise include operations, technology innovation, manufacturing, strategic analysis and planning and M&A. Mr. Kohn was Vice President of Business Development at Scopus Video Networks, Inc., a Princeton, New Jersey company that develops and markets digital video networking products (2006-2007); Vice President of Solutions Engineering at ICTV Inc., a leading provider of network-based streaming media technology solutions for digital video and web-driven programming, located in Los Gatos, California (2003-2006); Chief Architect at Liberate Technologies, a leading company in the development of a full range of digital media processing for telecom and cable TV industries, located in San Carlos, California (2000-2003); and Executive Vice President of Engineering and Technology at Golden Channel & Co., the largest cable television multiple-systems operator (MSO) in Israel, where he had executive responsibility for developing and implementing the entire nationwide cable TV system (1989-2000). Mr. Kohn holds a degree in electrical and electronics engineering and is named as an inventor on several United States and international patents. We believe that Mr. Kohn’s extensive executive-level management experience in diversified industries, including, but not limited to, power electronics, telecommunications, cable television, broadcast and wireless, as well as his service as a director on our board since 2003, give him the qualifications and skills to serve as one of our directors.

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

Ben-Zion Diamant has served as a member of our Board of Directors, and has been Chairman of our Board, since 2001. From March 2008 through July 2008, he also served as our Interim President and Chief Executive Officer. He has served as Chief Executive Officer of Telkoor Telecom Ltd. since August 2008; from 1994 through July 2008, he served as Chairman of the Board of Directors of Telkoor and has served as a director of Telkoor since then. From 1992 through 1994, he was a partner and business development manager at Phascom, and from 1989 to 1992, he was a partner and manager at Rotel Communication. Mr. Diamant holds a B.A. degree in political science from Bar-Ilan University.  We believe that Mr. Diamant’s business development and executive-level experience, as well as his service as Chairman of our Board since 2001, give him the qualifications and skills to serve as one of our directors.

Robert O. Smith

Robert Smith has served as a member of our Board of Directors since November 2010 and has served as a member of our Advisory Board since 2002. He is currently a C-level executive consultant working with Bay Area high-tech firms on various strategic initiatives in all aspects of their business. From 2004 to 2007, he served on the Board of Directors of Castelle Corporation. From 1990 to 2002, he was our President, Chief Executive Officer and Chairman of the Board. From 1980 to 1990, he held several management positions with Computer Products, Inc., the most recent being President of their Compower / Boschert Division. From 1970 to 1980, he held managerial accounting positions with Ametek/Lamb Electric and with the JM Smucker Company.  Mr. Smith received his BBA degree in Accounting from Ohio University.  We believe that Mr. Smith’s executive-level experience, including his previous service as our President, Chief Executive Officer and Chairman of the Board,  his extensive experience in the accounting industry, and his service on our Board since November 2010, give him the qualifications and skills to serve as one of our directors.

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

Haim Yatim

Haim Yatim has served as a member of our Board of Directors from September 2011 until his resignation in November, 2014. Mr. Yatim rejoined the Company as a director in March, 2015. Mr. Yatim currently serves as Chief Financial Officer of Fularo Ltd., a privately held company in the internet industry where he is responsible for the finance team, business operations, financial planning and financial reports. From 2006 until 2010 he served as Chief Financial Officer and Board Member of  SimiGon Ltd., a publicly traded company (AIM:SIM) that develops software for the training and simulation industry. Previously, Mr. Yatim served as CFO of the Company. As the company CFO, Mr. Yatim was responsible for financial reporting to the SEC, corporate accounting and tax preparation, budgeting, forecasting, and risk management. Prior his role at Digital Power, Mr. Yatim was a partner of Kost Forer Gabbay & Kasierer, a Member of Ernst & Young Global where he advised on successful NASDAQ listings of technology companies. Mr. Yatim holds a B.Sc. in Accounting and Economics from University of Tel-Aviv, Israel

Family Relationships

Guy Diamant serves as the General Manager of Telkoor Power Supplies (TPS) and is the son of Ben-Zion Diamant, our Chairman of the Board of Directors. TPS is a key supplier to Digital Power and a wholly-owned subsidiary of our largest shareholder, Telkoor. There are no other family relationships among any of our directors or executive officers.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than ten percent of a registered class of our equity securities to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC.  Executive officers, directors and 10% shareholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file.  Based solely upon our review of Forms 3, 4 and 5 received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2014, all such filing requirements applicable to our officers, directors and ten percent shareholders were fulfilled with the following exceptions.

Name	Number of Late Insider Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
William J. Hultzman	1	-	-
Amos Kohn	2	-	-
Ben Zion Diamant	1	-	-
Robert Smith	1	-	-
Haim Yatim	1	-	-
Aaron Ben-Ze’ev	1	-	-

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

ITEM 11.               EXECUTIVE COMPENSATION.

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned in all capacities during the years ended December 31, 2014 and 2013, by our (i) Chief Executive Officer and (ii) executive officers, other than the Chief Executive Officer, whose salaries for the 2014 year, as determined by Regulation S-K, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(4)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(1)	Total ($)

Amos Kohn	2014	$202,458	$-	$-	$75,031	$-	$-	$44,603	$322,092
Chief Executive Officer (2)	2013	$210,000			$29,146			$66,406	$305,552

William Hultzman	2014	$120,125	$-	$-	$16,894	$-	$-	$22,928	$159,947
Vice President of Finance (3)	2013	$40,051	$-	$-	$-	$-	$-	$5,163	$45,214

(1) The amounts in “All Other Compensation” consist of health insurance benefits, long-term and short-term disability insurance benefits, and 401K match amounts. For Mr. Kohn, all other compensation also includes fees of approximately $11,000 and $44,000 in 2014 and 2013, respectively, paid to TechLead, a company for which Mr. Kohn serves as director, to reimburse TechLead for expenses incurred in connection with manpower services provided by TechLead until April, 2014.

(2) Mr. Kohn became our President and Chief Executive Officer in 2008.  Prior to that date, he had served as a non-employee member of our Board since 2003.

(3) Mr. Hultzman became our Vice President of Finance and Principal Accounting Officer in late August, 2013.

(4) Represents the equity-based compensation expenses recorded in the Company’s consolidated financial statements for the year ended December 31, 2014, based upon the option’s fair value on the grant date, calculated in accordance with accounting guidance for equity-based compensation. For a discussion of the assumptions used in reaching this valuation, see Note 8 to our consolidated financial statements for the year ended December 31, 2014.

 Director Compensation

Independent directors receive $10,000 annually for serving on our Board. The director designated by the Board as the Audit Committee financial expert generally receives an additional annual fee of $5,000 for serving as the financial expert. Directors are paid quarterly in arrears for their services.

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

The table below sets forth, for each non-employee director, the total amount of compensation related to his service during the year ended December 31, 2014:

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ben-Zion Diamant (1)	$-	-	$25,342	-	-	$72,000	$97,342
Robert Smith	$10,000	-	$1,690	-	-	-	$11,690
Aaron Ben-Ze’ev	$10,000	-	$1,690	-	-	-	$11,690
Benjamin Kiryati (2)	$1,667	-	$433	-	-	-	$2,100
Haim Yatim (3)	$8,750	-	$-	-	-	-	$8,750

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

(2)	Mr. Kiryati joined the Board on October 30, 2014 and resigned on February 26, 2015
(3)	Mr. Yatim resigned as director on November 13, 2014 and was reappointed on March 3, 2015

Employment Agreement with Amos Kohn

An employment agreement with Mr. Kohn expired on December 31, 2010. As of March 20, 2015, Mr. Kohn has not reached or signed a new employment agreement.  Mr. Kohn continues to serve as the Company’s President and Chief Executive Officer.

In March 2014, the Compensation Committee resolved to grant Mr. Kohn 300,000 stock options under the 2012 Stock Option Plan. The options, which will have an exercise price equal to the closing price of the Company’s shares as of the close of business on April 1, 2014, vest over four years at 25% per year and expire 10 years from the date of grant.

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

In March, 2014, the Compensation Committee resolved to grant Mr. Hultzman 100,000 stock options under the 2012 Stock Option Plan. The options, which will have an exercise price equal to the closing price of the Company’s shares as of the close of business on April 1, 2014, vest over four years at 25% per year and expire 10 years from the date of grant.

Advisory Vote on Executive Compensation

At the annual meeting of shareholders on August 12, 2013, shareholders approved, on an advisory basis, the compensation paid to the Company’s named executive officers. In addition, shareholders voted, on an advisory basis, that an advisory vote on executive compensation should be held every three years.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on outstanding equity awards as of December 31, 2014 to the Named Executive Officers:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Amos Kohn	10,000	-	-	$1.66	5/9/2017	-	-	-	-
	50,000	-	-	$1.79	8/11/2019	-	-	-	-
	75,000	-	-	$1.51	12/1/2020	-	-	-	-
	75,000	25,000	-	$1.60	9/12/2021	-	-	-	-
	-	300,000	-	$1.67	4/2/2024	-	-	-	-
William Hultzman	-	100,000	-	$1.67	4/2/2024	-	-	-	-

Employee Stock Ownership Plan

The Company had an Employee Stock Ownership Plan ("ESOP") until July 31, 2014 at which time it was entirely liquidated after a decision to terminate the plan as of July 31, 2013 was previously made. The ESOP provided for the Employee Stock Ownership Trust ("ESOT") to distribute the Company's common shares or cash equivalent as retirement benefits to the participants. As of July 31, 2014, the ESOT had distributed or paid the cash equivalent of all of the 167,504 shares previously held prior to plan termination.

Stock Option Plans

Our stock option plans currently consist of the Digital Power 2012 (as amended), 2002, 1998, and 1996 incentive share option plans (the “Incentive Share Option Plans”). All of the Incentive Share Option Plans have expired, except for the 2012 Stock Option Plan (as amended) which was approved by shareholders at the annual general meeting held on August 12, 2013. At such annual general meeting, shareholders approved the 2012 Stock Option Plan (as amended) which increased the number of shares authorized for issuance to 1,372,630 shares from the 410,145 shares originally authorized in December, 2012 under the preceding 2012 Stock Option Plan. Currently authorized for issuance under the Company’s Incentive Stock Option Plans are 655,130 shares of our common stock.

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

As of December 31, 2014, options to purchase 1,262,763 shares of common stock were issued and outstanding under the Incentive Share Option Plans.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership

Except as otherwise indicated below, the following table sets forth certain information regarding beneficial ownership of our common stock as of March 20, 2015 by: (1) each of our current directors; (2) each of the named executive officers listed in the Summary Compensation Table; (3) each person known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock based upon Schedules 13G or 13D filed with the SEC; and (4) all of our directors and executive officers as a group. As of December 31, 2014, there were 6,775,971 shares of our common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 20, 2015 are deemed to be outstanding and to be beneficially owned by the person or group holding such options or warrants for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise indicated by footnote, to our knowledge the persons named in the table have sole voting and sole investment power with respect to all common stock shown as beneficially owned by them, subject to applicable community property laws. The table below is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G and Forms 3 and 4 filed with the SEC as of March 20, 2015. Unless otherwise indicated below, the address of each beneficial owner listed below is c/o Digital Power Corporation, 48430 Lakeview Blvd, Fremont, California 94538.

Name and Address Of Beneficial Owner	Number of Shares Beneficially Owned		Approximate Percent of Class

Telkoor Telecom Ltd.
5 Giborei Israel
Netanya 42293
Israel	2,874,610		38.99%
Amos Kohn	324.749	(1)	4.40%
William J. Hultzman	25,000	(2)	*
Ben-Zion Diamant	3,149,059	(3)	42.71%
Robert Smith	136,849	(4)	1.86%
Aaron Ben-Ze’ev	7,500	(5)	* %
Haim Yatim	1,202	(6)	*
Barry W. Blank
P.O. Box 32056
Phoenix, AZ 85064	419,900		5.69%

All directors and executive officers as a group	3,644,359	(7)	49.43%

*         Less than one percent.

(1)   Represents (a) options to purchase 285,000 shares of common stock that are currently exercisable or exercisable within 60 days of March 20, 2015 and (b) 39,749 shares of common stock held on behalf of Mr. Kohn by a brokerage firm.

(2) Represents options to purchase 25,000 shares of common stock that are exercisable with 60 days of March 20, 2015

(3)   Mr. Diamant serves as Chief Executive Officer and a director of Telkoor and is its controlling shareholder. Represents (a) options to purchase 162,500 shares, owned by Mr. Diamant, that are currently exercisable or exercisable within 60 days of March 20, 2015; (b) 2,874,610 shares beneficially owned by Telkoor, and (c) 111,949 shares held by a brokerage firm on behalf of Telkoor. Mr. Diamant disclaims beneficial ownership of the shares held by Telkoor, except to the extent of his proportionate pecuniary interest therein.

(4)   Represents (a) options to purchase 117,500 shares of common stock that are currently exercisable or exercisable within 60 days of March 20, 2015 and (b) 19,349 shares of common stock held by a brokerage firm.

(5)   Represents options to purchase 7,500 shares of common stock that are currently exercisable or exercisable within 60 days of March 20, 2015

(6) Represents 1,202 shares held on behalf of Mr. Yatim by a brokerage firm

(7) See Notes (1) – (6) above

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2014 with respect to compensation plans under which our common shares are authorized for issuance, aggregated as follows:

●	All compensation plans previously approved by security holders; and
●	All compensation plans not previously approved by security holders.

EQUITY COMPENSATION PLAN INFORMATION

Name	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a)) (c)
Equity compensation plans approved by security holders	1,262,763	$1.57	655,130
Equity compensation plans not approved by security holders	141,500	-	-
Total	1,404,263	$1.53	655,130

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Relationship with Telkoor Power Supplies Ltd.

In the years ended December 31, 2014 and 2013, we purchased approximately $868,000 and $1,381,000, respectively, of products from Telkoor Power Supplies, Ltd., a wholly-owned subsidiary of our largest shareholder, Telkoor, of which Ben-Zion Diamant is the Chief Executive Officer and controlling shareholder.  We have no written agreement for the purchase of these products, other than purchase orders that are placed in the ordinary course of business when the products are needed.

Purchase of IP from Telkoor by DPL

On August 25, 2010, we and our wholly-owned subsidiary, DPL, entered into an agreement with TPS, a wholly-owned subsidiary of our largest shareholder, Telkoor Telecom Ltd., of which Mr. Diamant is the Chief Executive Officer and controlling shareholder.  Pursuant to such agreement, (1) TPS sold, assigned and conveyed to DPL all of its rights, title and interest in and to the intellectual property associated with the Compact Peripheral Component Interface 600 W AC/DC power supply series (the “Assets”) and (2) DPL granted to TPS an irrevocable license to sell the Assets in Israel on an exclusive basis. In consideration for the purchase of the Assets, DPL has paid TPS $480,000. The consideration for the license provided to TPS to sell the Assets in Israel is a royalty fee of 15% of TPS's direct production costs of sales, due on a quarterly basis. In accordance with the agreement, the consideration for the IP may be reduced over a four-year period in the event annual sales for each year between 2011 and 2014 are less than a fixed threshold of units on an annual basis based upon an offset value per unit as described in the agreement. If there is a shortfall in sale of units in one annual period and in the subsequent period the Company sells more than the fixed unit threshold, this difference will be offset from any reduced consideration in any annual periods between 2011 and 2014. As a result of lower than anticipated sales by our DPL subsidiary of the Compact Peripheral Component Interface 600W AC/DC power supply series (CPCI 600W) through 2013, the Company amended its agreement with Telkoor (effective January 1, 2014 for the duration of the original agreement or until the shortfall of CPCI 600W product sales will be offset) to include additional products in addition to the original CPCI 600W product. We will not be required to make any royalty payments to Telkoor under the Manufacturing Agreement with Telkoor (described below) until the shortfall of CPCI 600W product sales will be offset.

Acquisition of Shares of Telkoor

On June 16, 2011 the Company acquired 1,136,666 shares of Telkoor, a major shareholder of the Company and an Israeli company listed in the Tel Aviv stock exchange, for $0.88 (NIS 3) per share, which represented 8.8% of the outstanding shares of Telkoor. As a result of this transaction, an existing manufacturing agreement between Digital Power and Telkoor was updated and extended. Until September 30, 2012 the investment was accounted for as an available-for-sale investment and then reclassified the accounting of the investment at cost less accumulated impairments derived from independent appraisals or available market valuations

Manufacturing Agreement with Telkoor

On December 31, 2012, the Company entered into a Manufacturing Rights Agreement (the "Manufacturing Agreement") with Telkoor, pursuant to which among other things, Telkoor granted to the Company the non-exclusive right to directly place purchase orders for certain products from third party manufacturers for the purpose of marketing, selling and distributing the products for telecom, industrial, medical and military market segments in North and South America in consideration for the payment of royalty fees by the Company to Telkoor. The royalty fees paid by the Company to Telkoor under the Manufacturing Agreement are between 5% and 25%, depending on the product. The Company incurred $44,000 in Telkoor royalty expense in 2013. The Manufacturing Agreement has a term of five years from the date of signature. During the agreement, Telkoor agreed not to directly or indirectly participate or engage, or assist any other party in engaging or preparing to engage, the customers of the Company in North and South America in connection with the sale or distribution of any of the products under the Manufacturing Agreement.

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

Fees and Services

The following table shows the aggregate fees billed to us for professional services by Kost Forer for the years ended December 31, 2014 and 2013:

	2014	2013
Audit Fees	$112,000	$115,000
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$112,000	$115,000

Audit Fees - This category includes the aggregate fees billed for professional services rendered for the audits of our financial statements for the years ended December 31, 2014 and 2013, for the reviews of the financial statements included in our quarterly reports on Form 10-Q during 2014 and 2013, and for other services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant years.

Audit-Related Fees - This category includes the aggregate fees billed in each of the last two years for assurance and related services by the independent auditors that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported above under "Audit Fees," and generally consist of fees for other engagements under professional auditing standards, accounting and reporting consultations, internal control-related matters, and audits of employee benefit plans.

Tax Fees - This category includes the aggregate fees billed in each of the last two years for professional services rendered by the independent auditors for tax compliance, tax planning and tax advice.

All Other Fees - This category includes the aggregate fees billed in each of the last two years for products and services provided by the independent auditors that are not reported above under "Audit Fees," "Audit-Related Fees," or "Tax Fees."

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

PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Exhibits

3.1	Amended and Restated Articles of Incorporation of Digital Power Corporation (1)
3.2	Amendment to the Articles of Incorporation (1)
3.3	Amendment to the Articles of Incorporation (2)
3.4	Bylaws of Digital Power Corporation (1)
10.1	1996 Digital Power Incentive Share Option (1)
10.2	1998 Digital Power Incentive Share Option Plan (3)
10.3	2002 Digital Power Incentive Share Option Plan (4)
10.4	Lease, dated as of August 21, 2007, between the Company and SDC Fremont Business Center, Inc. (5)
10.5*	Employment Agreement with Amos Kohn (6)
10.6*	2012 Stock Option Plan, as amended (7)
10.8†	Manufacturing Rights Agreement, dated December 30, 2012, by and between the Company and Telkoor Telecom Ltd. (8)
10.9*	Letter Agreement with William J. Hultzman (9)
10.10 *	Form of Stock Option Agreement for awards made under the 2012 Stock Option Plan (as amended). (10)
99.1	Press Release, dated March 27, 2015
23.1	Consent of Kost Forer Gabbay & Kasierer
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
(1)	Previously filed with the Commission on October 16, 1996 as an exhibit to the Company’s Registration Statement on Form SB-2.
(2)	Previously filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed December 9, 2013
(3)	Previously filed with the Commission as Exhibit 10.7 to the Company’s Form 10-KSB for the year ended December 31, 1998.
(4)	Previously filed with the Commission as Exhibit A to the Company’s Proxy Statement filed on September 5, 2002.
(5)	Previously filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed on October 22, 2007.
(6) (7)

Previously filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed on July 10, 2008.

Previously filed with the Commission as Exhibit A to the Company’s DEF-14A filed on June 26, 2013.

(8)	Previously filed with the Commission as Exhibit 10.8 to the Company’s Form 10-K for the year ended December 31, 2012
(9)	Previously filed with the Commission as Exhibit 10.9 to the Company’s Form 10-Q/A for the quarterly period ended June 30, 2012.
(10)	Previously filed with the Commission as Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2013.

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

DIGITAL POWER CORPORATION AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013

IN U.S. DOLLARS

INDEX

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3 - F-4

Consolidated Statements of Operations	F-5

Consolidated Statements of Comprehensive Loss	F-6

Statements of Changes in Shareholders' Equity	F-7

Consolidated Statements of Cash Flows	F-8

Notes to Consolidated Financial Statements	F-9 - F-30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

DIGITAL POWER CORPORATION

We have audited the accompanying consolidated balance sheets of Digital Power Corporation (the "Company") and subsidiary as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiary as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2014 in conformity with U.S. generally accepted accounting principles.

/s/ KOST FORER GABBAY & KASIERER
Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER
March 27, 2015	A Member of Ernst & Young Global

DIGITAL POWER CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	December 31,
	2014	2013
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,110	$1,696
Trade receivables (net of allowance for doubtful accounts of $ 0 and $ 146 as of December 31, 2014 and 2013, respectively)	1,548	2,157
Prepaid expenses and other receivables	178	167
Inventories (Note 3)	1,653	1,751

Total current assets	5,489	5,771

NON CURRENT ASSETS:
Property and equipment, net (Note 4)	567	616
Intangible asset, net (Note 5)	66	171
Investment in Telkoor (Note 11)	207	406
Long term deposits	13	13

Total Non-Current Assets	853	1,206

Total Assets	$6,342	$6,977

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except per share data)

	December 31,
	2014	2013

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,061	$1,109
Trade payables - related parties (Note 12)	60	248
Advances from customers and deferred revenue	435	128
Other current liabilities (Note 6)	345	445

Total Current Liabilities	1,901	1,930

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

SHAREHOLDERS' EQUITY (Note 8):
Share capital -
Series A Redeemable Convertible Preferred shares, no par value - 500,000 shares authorized; 0 shares issued and outstanding at December 31, 2014 and 2013	-	-
Preferred shares, no par value - 1,500,000 shares authorized; 0 shares issued and outstanding at December 31, 2014 and 2013	-	-
Common Shares, no par value - 30,000,000 shares authorized; 6,775,971 and 6,853,161 shares issued and outstanding at December 31, 2014 and 2013, respectively	-	-
Additional paid-in capital	14,739	14,582
Accumulated deficit	(9,940)	(9,282)
Accumulated other comprehensive loss	(358)	(253)

Total Shareholders' Equity	4,441	5,047

Total Liabilities and Shareholders' Equity	$6,342	$6,977

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands (except per share data)

	Year ended December 31,
	2014	2013

Revenues (Note 13)	$9,022	$8,770
Cost of revenues	5,735	5,601

Gross profit	3,287	3,169

Operating expenses:

Engineering and product development	816	768
Selling and marketing	1,258	1,062
General and administrative	1,755	1,656

Total operating expenses	3,829	3,486

Operating loss	(542)	(317)
Impairment of investment (Note 11)	(175)	(312)
Other income, net	60	-

Loss before income taxes (Note 9c)	(657)	(629)
Income taxes (Note 9d)	1	3

Net Loss	$(658)	$(632)

Basic and diluted net loss per share (Note 10)	$(0.097)	$(0.092)

Weighted average number of shares used in per share calculations (in thousands)	6,803	6,853

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 U.S. dollars in thousands

	Year ended December 31,
	2014	2013

Net Loss	$(658)	$(632)

Other comprehensive income (loss):

Change in net foreign currency translation adjustment	(105)	46

Other comprehensive income (loss)	(105)	46

Total comprehensive income loss	$(763)	$(586)

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION AND SUBSIDIARY

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

U.S. dollars in thousands (except share data)

	Common Shares Number	Additional paid-in capital	Accumulated deficit	Other accumulated comprehensive income (loss)	Total shareholders equity

Balance as of January 1, 2013	6,853,161	$14,476	$(8,650)	$(299)	$5,527
Stock compensation related to options granted to non- employees	-	2	-	-	2
Stock compensation related to options granted to employees	-	104	-	-	104
Comprehensive loss:
Net loss	-	-	(632)	-	(632)
Foreign currency translation Adjustments	-	-	-	46	46

Balance as of December 31, 2013	6,853,161	$14,582	$(9,282)	$(253)	$5,047
					-
Stock compensation related to options granted to non- employees	-	1	-	-	1
Stock compensation related to options granted to employees	-	246	-	-	246
Exercise of options granted to employees	40,951	-	-	-	-
Purchase of treasury stock	(118,141)	(90)	-	-	(90)
Comprehensive loss:
Net loss	-	-	(658)	-	(658)
Foreign currency translation adjustments	-	-	-	(105)	(105)

Balance as of December 31, 2014	6,775,971	$14,739	$(9,940)	$(358)	$4,441

The accompanying notes are an integral part of the consolidated financial statements

DIGITAL POWER CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2014	2013
Cash flows from operating activities :

Net loss	$(658)	$(632)
Adjustments required to reconcile net loss to net cash provided by operating activities:
Depreciation	139	110
Amortization of intangible asset	106	96
Inventory write-down	13	46
Impairment of investment in Telkoor	175	376
Stock compensation related to options granted to employees	246	104
Stock compensation related to options granted to non-employees	1	2
Decrease (increase) in trade receivables, net	581	(750)
Increase in prepaid expenses and other receivables	(15)	(28)
Decrease in inventories	49	238
Increase (decrease) in accounts payable and trade payables - related parties	(221)	365
Increase in advances from customers, deferred revenues and other current liabilities	253	144

Net cash provided by operating activities	669	71

Cash flows from investing activities :

Purchase of property and equipment	(119)	(216)

Net cash used in investing activities	(119)	(216)

Cash flows from financing activities :

Purchase of treasury stock	(90)	-

Net cash used in financing activities	(90)	-

Effect of exchange rate changes on cash and cash equivalents	(46)	20

Increase (decrease) in cash and cash equivalents	414	(125)
Cash and cash equivalents at the beginning of the year	1,696	1,821

Cash and cash equivalents at the end of the year	$2,110	$1,696

Non-cash activities :

Reclassification of property and equipment to inventory	$16

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

Accordingly, monetary accounts maintained in currencies other than the dollar are remeasured into U.S. dollars in accordance with Accounting Standards Codification No. 830, "Foreign Currency Matters" ("ASC No. 830"). All transactions gains and losses from the remeasurement of monetary balance sheet items are reflected in the statements of operations as financial income or expenses as appropriate.

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

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-       SIGNIFICANT ACCOUNTING POLICIES (Cont.)

During 2014 and 2013, the Company recorded inventory write-offs of $13 and $46, respectively, within the cost of revenue.

f.	Property and equipment and intangible asset, net:

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

The long-lived assets of the Company and its subsidiary are reviewed for impairment in accordance with ASC 360, "Property, Plant, and Equipment", whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2014 and 2013, no impairment losses have been identified.

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

ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with ASC 740. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. No liability for unrecognized tax benefits was recorded as a result of the implementation of ASC 740 as of December 31, 2014 and 2013.

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

Warranty liability accruals were $97 and $104 for the years ended December 31, 2014 and December 31, 2013 respectively.

k.	Accounting for stock-based compensation:

The Company accounts for stock-based compensation in accordance with ASC 718 "Compensation – Stock Compensation" ("ASC 718").

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

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-       SIGNIFICANT ACCOUNTING POLICIES (Cont.)

There were 795,000 options granted in 2014 and none in 2013. The fair value for options granted in 2014 is amortized over their vesting period using a straight-line recognition method and estimated at the date of grant with the following weighted average assumptions:

Weighted Average fair value	$1.66
Dividend yield	0%
Expected volatility	77.5%
Risk-free interest	2.16%
Expected life (years)	6.25

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

The carrying amounts of financial instruments carried at cost, including cash and cash equivalents, trade receivables, trade payables and trade payables – related party approximate their fair value due to the short-term maturities of such instruments.

m.	Basic and diluted net loss per share:

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

Financial instruments that potentially subject the Company and its subsidiary to concentrations of credit risk consist principally of cash and cash equivalents, long term deposits and trade receivables.

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

The Company accounts for comprehensive income in accordance with ASC No. 220, "Comprehensive Income". Comprehensive income generally represents all changes in shareholders' equity during the period except those resulting from investments by, or distributions to, shareholders. The Company determined that its items of other comprehensive income relate to changes in foreign currency translation adjustments.

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

r.	New accounting pronouncements and other standards:

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," (ASU 2014-09), which creates a new Topic, Accounting Standards Codification Topic 606. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The accounting standard is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact of adopting this guidance.

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 3:-       INVENTORIES

	December 31,
	2014	2013

Raw materials, parts and supplies	$287	$186
Work in progress	357	428
Finished products	1,009	1,137

	$1,653	$1,751

NOTE 4:-       PROPERTY AND EQUIPMENT, NET

	December 31,
	2014	2013

Cost:

Computers, software and related equipment	$1,640	$1,624
Office furniture and equipment	259	265
Leasehold improvements	617	619

	2,516	2,508

Accumulated depreciation

Computers, software and related equipment	1,252	1,209
Office furniture and equipment	231	223
Leasehold improvements	466	460

	1,949	1,892

Depreciated cost	$567	$616

Depreciation expense was $139 and $ 110 for the years ended December 31, 2014 and 2013, respectively. The Company reclassified computers, software, and related equipment with depreciated cost of $16 to inventory in the year ended December 31, 2014. The Company retired fully depreciated leasehold improvements of $125 in the year ended December 31, 2013 related to its former domestic facility

NOTE 5:-       INTANGIBLE ASSET, NET

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

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

TPS will provide the Company training and technical support, if necessary, for a period of 60 months in order to enable the Company to properly and effectively use the IP to manufacture the Assets.  In accordance with the agreement, the consideration for the IP may be reduced over a four-year period in the event that annual sales for each year between 2011 and 2014 are less than a fixed threshold of units on an annual basis based on an offset value per unit as described in the agreement. If there is a shortfall in sale of units in one annual period and in the subsequent period the Company sells more than the fixed unit threshold, this difference will be offset from any reduced consideration in any annual periods between 2011 and 2014. As a result of lower than anticipated sales by our DPL subsidiary of the Compact Peripheral Component Interface 600 W AC/DC power supply series (CPCI 600W) through 2013, the Company amended its agreement with Telkoor (effective January 1, 2014 for the duration of the original agreement or until the shortfall of CPCI 600W product sales will be offset) to include additional products in addition to the original CPCI 600W product. The Company will not be required to make any royalty payments to Telkoor under the manufacturing agreement with Telkoor until the shortfall of CPCI 600W product sales will be offset. In light of this change, the Company believes the additional offset available under the expansion of covered products adequate to cover the remaining asset value at December 31, 2014 of $66.

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

	December 31,
	2014	2013

Cost:	480	480

Accumulated depreciation	414	309

Depreciated cost	$66	$171

Amortization expense was $106 and $96 for the years ended December 31, 2014 and December 31, 2013, respectively.

The annual amortization expense relating to intangible assets as of December 31, 2014 is estimated to be $66 in the year ended December 31, 2015.

NOTE 6:-       OTHER CURRENT LIABILITIES

	December 31,
	2014	2013

Accrued payroll and payroll taxes	$65	$112
Warranty accrual	97	104
Accrued expenses and other	183	229

	$345	$445

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

Future non-cancellable rental commitments under operating leases are as follows:

Year ended December 31,

2015	$325
2016	318
2017	322
2018	325
2019	246
2020 through 2021	123

$1,659

Total rent expense for the years ended December 31, 2014 and 2013 was approximately $309 and $ 298, respectively.

NOTE 8:-       SHAREHOLDERS' EQUITY

a.	Preferred shares:

There are authorized Preferred shares in the amount of 500,000 shares of Series A cumulative Redeemable Convertible Preferred shares ("Series A"), and an additional 1,500,000 Preferred shares that have been authorized, but the rights, preferences, privileges and restrictions on these shares have not been determined. DPC's Board of Directors is authorized to create a new series of Preferred shares and determine the number of shares, as well as the rights, preferences, privileges and restrictions granted to or imposed upon any series of Preferred shares. As of December 31, 2014, there were no Preferred shares issued or outstanding.

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

1.

Under the Company's Digital Power 2012 (As Amended) ("Incentive Share Option Plan"), options may be granted to employees, officers, consultants, service providers and directors of the Company or its subsidiary.

2.

As of December 31, 2014, the Company has authorized according to the Incentive Share Option Plan the grant of options to officers, management, other key employees and others of up to 1,372,630 options for the Company's Common shares. The maximum term of the options is ten years from the date of grant. As of December 31, 2014, an aggregate of 655,130 of the Company's options are still available for future grant.

3.	The options granted generally become fully vested after four years. Any options that are forfeited or cancelled before expiration become available for future grants.

      The options outstanding as of December 31, 2014 have been classified by exercise price, as follows:

Exercise Price			Options outstanding as of December 31, 2014	Weighted average remaining contractual term	Weighted average exercise price	Options exercisable as of December 31, 2014	Weighted average exercise price of options exercisable
				Years

$0.68	-	0.84	55,763	4.70	$0.73	45,763	$0.74
$1.05	-	1.32	80,000	4.92	$1.21	50,000	$1.15
$1.51	-	1.69	1,077,000	8.29	$1.65	339,500	$1.54
	$1.79		50,000	5.61	$1.79	50,000	$1.79

			1,262,763	7.65	$1.57	485,263	$1.45

4.  The total equity-based compensation expense related to all of the Company’s equity based awards, including non-employee options recognized for the years ended December 31, 2014 and 2013 is comprised as follows:

	Year ended December 31,
	2014	2013

Cost of revenues	$4	$1
Engineering and product development expenses	17	4
Selling and marketing expenses	7	3
General and administration expenses	219	98

Total equity-based compensation expense	$247	$106

 A summary of option activity under the Company's stock option plans as of December 31, 2014 and changes during the year then ended are as follows:

	Year ended December 31, 2014

	Amount of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value

Outstanding beginning of year	712,763	$1.33	5.38	$-
Granted	795,000	$1.59
Exercised	(92,500)	$.93
Forfeited	(72,500)	$1.66
Expired	(80,000)	$1.38

Outstanding end of year	1,262,763	$1.57	7.65	$41.57

Exercisable end of year	485,263	$1.45	5.26	$34.27

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on December 31, 2014 and the exercise price, multiplied by the number of in-the-money-options) that would have been received by the option holders had all option holders exercised their options on December 31, 2014. This amount changes based upon the fair market value of the Company’s shares.

As of December 31, 2014, there was $ 744 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's stock option plans. That cost is expected to be recognized over a weighted average period of 3.35 years.

d.	Options issued to non-emloyees:

The Company's outstanding options to non-employees as of December 31, 2014 are as follows:

Issuance date	Options for Common shares	Exercise price per share	Options exercisable

February 2005	20,000	$1.19	20,000

March 2006	100,000	$1.16	100,000

December 2010	21,500	$1.51	21,500

	141,500		141,500

All options are exercisable for ten years from the date of grant.

In 2010, the Company granted 41,500 options to Telkoor's employees of which 21,500 are outstanding at December 31, 2014. These options vest over four years. The fair value of these options was estimated using the Black-Scholes option-pricing model with the following assumptions for 2014: risk-free interest rates of 2.14%, dividend yield of 0%, volatility of 79.9%, and the remaining contractual term of the options of 5.92 years.

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

e.	Employee stock ownership plan:

The Company had an Employee Stock Ownership Plan ("ESOP") until July 31, 2014 at which time it was entirely liquidated after a decision to terminate the plan as of July 31, 2013 was previously made. The ESOP provided for the Employee Stock Ownership Trust ("ESOT") to distribute the Company's common shares or cash equivalent as retirement benefits to the participants. As of July 31, 2014, the ESOT had distributed or paid the cash equivalent of all of the 167,504 shares previously held prior to plan termination.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax asset and liabilities are as follows:

	December 31,
	2014	2013

Net operating loss carryforward	$1,958	$1,775

Reserves and allowances	202	258
Credit carryforward	173	153
Depreciation and amortization	127	101

Net deferred tax asset before valuation allowance	2,460	2,287
Valuation allowance	(2,460)	(2,287)

Net deferred tax asset	$-	$-

As of December 31, 2014 and 2013, the Company and its subsidiary provided a valuation allowance of $2,460 and $2,287 respectively, in respect of deferred tax assets resulting from short-term temporary differences and depreciation charged in advance of a capital allowance taken, as well as from carryforward losses.

Management currently believes that since the Company and its subsidiary have a history of losses, it is more likely than not that the deferred tax assets regarding the remainder of the tax loss carryforward and other temporary differences will not be realized in the foreseeable future.

b.	Net operating tax losses carryforward:

As of December 31, 2014, the Company had approximately $4,135 in federal net operating loss carryforward for income tax purposes, which can be carried forward and offset against taxable income for 20 years and expire between 2021 and 2035.

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

As of December 31, 2014, the Company subsidiary had accumulated losses for income tax purposes in the amount of approximately $1,718. These net operating losses may be carried forward and offset against taxable income in the future for an indefinite period.

c.	Loss before income taxes consists of the following:

	Year ended December 31,
	2014	2013

Domestic (U.S.)	$(600)	$(137)
Foreign (UK)	(57)	(492)

	$(657)	$(629)

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

Our provision for income taxes consists of the following:

	Year ended December 31,
	2014	2013

Current:
Federal	$-	$-
State	-	-
Foreign	1	3

	1	3

Deferred:
Federal	-	-
State	-	-
Foreign	-	-

	-	-
Tax expenses	$1	$3

There is no provision in respect of unrecognized tax benefits for the years ended December 31, 2014 and 2013.

d.

A reconciliation between the theoretical tax expense, assuming all income is taxed at the statutory tax rate applicable to income of the Company and the actual tax expense as reported in the statements of operations is as follows:

	Year ended December 31,
	2014	2013

Income (loss) before income taxes	$(657)	$(676)

Theoretical tax at U.S. statutory tax rate (34%)	$(223)	$(230)
Taxes in respect of prior years	37	(153)
Tax adjustment in respect of foreign subsidiary	(41)	35
Nondeductible expenses	87	39
Operating carryforward losses, credits and temporary differences for which valuation allowance was (utilized) provided	141	312

Tax expenses	$1	$3

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 10:-       NET LOSS PER SHARE

The following table sets forth the computation of the basic and diluted net loss per share:

	Year ended December 31,
Numerator:	2014	2013

Net loss available to Common shareholders	$(658)	$(632)

Denominator:

Total weighted average numbers of shares outstanding used in computing:
Basic and diluted loss per share	6,803,269	6,853,161

Basic and diluted net loss per share	$(0.097)	$(0.092)

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

The Company recorded an impairment of its investment in Telkoor of $175 for the year ended December 31, 2014 compared to $312 for the year ended December 31, 2013. In the year ended December 31, 2014, an independent appraiser evaluated the holding value of this investment based upon guidelines outlined in ASC 320 and concluded the fair value of the asset had declined by $175 from its value reported in the financial statements for the year ended December 31, 2013. For the year ended December 31, 2013, the Company used the value of shares sold by Telkoor late in the year in a private equity transaction as the basis for the value of the investment. The Company concluded that the price paid for those shares was the fair value of its own Telkoor shares under ASC 325 and subsequently recorded an impairment of $312 for year ended December 31, 2013. In accordance with ASC 325, Telkoor’s equity shares held by the Company are presented at cost and will be reviewed for impairment in accordance with ASC 320.

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 12:-       RELATED PARTY TRANSACTIONS

The results of operations from transactions with Telkoor, a major shareholder, were as follows:

	Year ended December 31,
	2014	2013

Purchases of products from Telkoor	$868	$1,381

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

The following data presents the revenues, expenditures and other operating data of the Company's geographic operating segments:

	Year ended December 31, 2014
	DPC	DPL	Eliminations	Total

Revenues	$4,953	$4,069	$-	$9,022
Intersegment revenues	211	39	(250)	-

Total revenues	$5,164	$4,108	$(250)	$9,022

Depreciation & amortization expense	$68	$177	$-	$245

Operating income (loss)	$(623)	$81	$-	$(542)

Impairment of investment				$(175)
Otherincome, net				60

Income taxes				1

Net loss				$(658)

Expenditures for segment assets as of December 31, 2014	$76	$43	$-	$119

Identifiable assets as of December 31, 2014	$2,919	$3,423	$-	$6,342

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 13:-       SEGMENTS CUSTOMERS AND GEOGRAPHICAL INFORMATION (Cont.)

	Year ended December 31, 2013
	DPC	DPL	Eliminations	Total

Revenues	$5,258	$3,512	$-	$8,770
Intersegment revenues	307	-	(307)	-

Total revenues	$5,565	$3,512	$(307)	$8,770

Depreciation and amortization expense	$45	$161	$-	$206

Operating income (loss)	$(183)	$(134)		$(317)

Impairment of Investment				(312)

Income taxes				3

Net loss				$(632)

Expenditures for segment assets as of December 31, 2013	$163	$53	$-	$216

Identifiable assets as of December 31, 2013	$4,046	$2,931	$-	$6,977

b.	Major customers' data as a percentage of total revenues: There was no customer who accounted for more than 10% of the net revenues of the Company in 2014 and 2013.

c.	Total revenues from external customers divided on the basis of the Company's product lines are as follows:

	Year ended December 31,
	2014	2013
Revenues:
Commercial products	$6,438	$6,108
Defense products	2,584	2,662

	$9,022	$8,770

SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:     March 27, 2015

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