Form 10-Q
period 2015-03-31
DIGITAL POWER CORP
filed 2015-05-15
CIK 896493

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015

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

At May 12, 2015, the registrant had outstanding 6,775,971 shares of common stock.

DIGITAL POWER CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	March 31,	December 31,
	2015	2014
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,060	$2,110
Trade receivables	1,025	1,548
Related parties – trade receivables	26	-
Prepaid expenses and other accounts receivable	238	178
Inventories (Note 3)	1,867	1,653

Total current assets	5,216	5,489

PROPERTY AND EQUIPMENT, NET	622	567

INTANGIBLE ASSET, NET	40	66

INVESTMENT IN TELKOOR	157	207

LONG-TERM DEPOSITS	13	13

Total assets	$6,048	$6,342

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	March 31,	December 31,
	2015	2014
	Unaudited

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$928	$1,061
Trade payables - related parties	-	60
Advances from customers and deferred revenue	585	435
Other current liabilities	362	345

Total current liabilities	1,875	1,901

SHAREHOLDERS' EQUITY:
Share capital -
Series A Redeemable Convertible Preferred shares, no par value - 500,000 shares authorized; 0 shares issued and outstanding at March 31, 2015 and December 31, 2014	-	-
Preferred shares, no par value - 1,500,000 shares authorized; 0 shares issued and outstanding at March 31, 2015 and December 31, 2014	-	-
Common shares, no par value - 30,000,000 shares authorized; 6,775,971 shares issued and outstanding as of March 31, 2015 and December 31, 2014	-	-
Additional paid-in capital	14,786	14,739
Accumulated deficit	(10,144)	(9,940)
Accumulated other comprehensive loss	(469)	(358)

Total shareholders' equity	4,173	4,441

Total liabilities and shareholders' equity	$6,048	$6,342

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands, except per share data

	Three months ended March 31,
	2015	2014
	Unaudited

Revenues	$1,896	$2,037
Cost of revenues	1,183	1,275

Gross profit	713	762

Operating expenses:
Engineering and product development	234	183
Selling and marketing	260	312
General and administrative	438	422

Total operating expenses	932	917

Operating loss	(219)	(155)
Impairment of investment	(50)	-
Financial income (expenses) , net	65	(3)

Loss before income taxes	(204)	(158)

Income taxes	-	-
Net loss	$(204)	$(158)

Basic and diluted net loss per share	$(0.03)	$(0.02)

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands

	Three months ended March 31,
	2015	2014
	Unaudited

Net loss	$(204)	$(158)
Other comprehensive loss:
Change in net foreign currency translation adjustment	(111)	17
Other comprehensive income (loss)	(111)	17
Total comprehensive loss:	$(315)	(141)

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

U.S. dollars in thousands, except share data

	Common Shares Number	Additional paid-in capital	Accumulated deficit	Other accumulated comprehensive income (loss)	Total shareholders equity

Balance as of January 1, 2015	6,775,971	$14,739	$(9,940)	$(358)	$4,441

Stock compensation related to options granted to employees	-	47	-	-	47
Comprehensive loss:
Net loss	-	-	(204)	-	(204)
Foreign currency translation adjustments	-	-	-	(111)	(111)

Balance as of March 31, 2015	6,775,971	$14,786	$(10,144)	$(469)	$4,173

Balance as of January 1, 2014	6,853,161	$14,582	$(9,282)	$(253)	$5,047

Stock compensation related to options granted to non-employees	-	1	-	-	1
Stock compensation related to options granted to employees	-	22	-	-	22
Purchase of treasury stock	(54,061)	(40)	-	-	(40)
Comprehensive loss:
Net loss	-	-	(158)	-	(158)
Foreign currency translation adjustments	-	-	-	17	17

Balance as of March 31, 2014	6,799,100	$14,565	$(9,440)	$(236)	$4,889

The accompanying notes are an integral part of the interim consolidated financial statements

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Three months ended March 31,
	2015	2014
	Unaudited
Cash flows from operating activities:

Net loss	$(204)	$(158)
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation	34	35
Amortization of intangible asset	24	26
Impairment of investment in Telkoor	50	-
Stock compensation related to options granted to employees	47	22
Stock compensation related to options granted to non-employees	-	1
Decrease in trade receivables, net	503	669
Increase in prepaid expenses and other accounts receivable	(64)	(37)
Decrease (increase) in inventories	(261)	63
Decrease in accounts payable and related parties- trade payables	(209)	(452)
Increase (decrease) in deferred revenues and other current liabilities	197	(136)

Net cash provided by operating activities	117	33

Cash flows from investing activities:

Purchase of property and equipment	(99)	(38)

Proceeds from sales of property and equipment	-	16

Net cash used in investing activities	(99)	(22)

Cash flows from financing activities:

Purchase of treasury stock	-	(40)

Net cash used in financing activities	-	(40)

Effect of exchange rate changes on cash and cash equivalents	(68)	(2)

Decrease in cash and cash equivalents	(50)	(31)
Cash and cash equivalents at the beginning of the period	2,110	1,696

Cash and cash equivalents at the end of the period	$2,060	$1,665

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

NOTE 2:-           BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commissions (the “SEC”) regarding unaudited interim financial information.  In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated balance sheets, statements of operations, comprehensive loss and cash flows for the interim periods presented.  Operating results for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full year or the results for any future periods due to seasonal and other factors.  Certain information and footnote disclosures normally included in the consolidated financial statements in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC.  Accordingly, these unaudited interim consolidated financial statements and footnotes should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Company’s Form 10-K for the year ended December 31, 2014 filed with the SEC on March 27, 2015.

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

.

NOTE 3:-            INVENTORIES

	March 31,	December 31,
	2015	2014
	Unaudited

Raw materials, parts and supplies	$414	$287
Work in progress	336	357
Finished products	1,117	1,009

	$1,867	$1,653

NOTE 4:-           ACCOUNTING FOR STOCK-BASED COMPENSATION

a.         Share option plans:

1.            Under the Company's Digital Power 2012 (as amended) (“Incentive Share Option Plan”), options may be granted to employees, officers, consultants, service providers and directors of the Company or its subsidiary.

2.           As of March 31, 2015, the Company had authorized according to the Incentive Share Option Plan, the grant of options to officers, management, other key employees and others of up to 1,372,360 options for the Company's common shares. The maximum term of the options is ten years from date of grant. As of March 31, 2015, an aggregate of 690,130 of the Company's options were still available for future grant.

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

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 4:-           ACCOUNTING FOR STOCK-BASED COMPENSATION (Cont.)

A summary of the Company's employee share option activity (except options to consultants and service providers) and related information is as follows:

	Three months ended March 31, 2015
	Amount of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value *)
Outstanding at the beginning of the period	1,262,763	$1.57	7.65	$40.57
Outstanding at the end of the period	1,227,763	$1.57	7.56	$8.09

Exercisable options at the end of the period	482,763	$1.47	5.22	$6.09

*)       Calculation of aggregate intrinsic value is based on the share price of the Company's common stock as of March 31, 2015 ($ 0.88 per share).

Under the provisions of ASC 718 “Compensation – Stock Compensation (“ASC 718”) the fair value of each option is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions such as stock price on the date of the grant, exercise price, risk-free interest rate, expected volatility, expected life and expected dividend yield of the option. Expected volatility is based exclusively on historical volatility of the entity's stock as allowed by ASC 718. The Company uses historical information with respect to the employee options exercised to estimate the expected term of options granted, representing the period of time that options granted are expected to be outstanding. The risk-free interest rate of the period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

No options were granted during the first three months of 2015.

As of March 31, 2015, there was $680 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the share option plans. That cost is expected to be recognized over a period of the next 3.16 years.

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 5:-     LOSS PER SHARE

                      The following table sets forth the computation of the basic and diluted net loss per share:

	Three months ended March 31,
Numerator:	2015	2014
	Unaudited

Loss available to Common shareholders	$(204)	$(158)

2.

Denominator: Total weighted average number of shares used in Computing basic and diluted loss per share	6,775,971	6,841,201

Basic and diluted loss per share	$(0.03)	$(0.02)

NOTE 6:-         INVESTMENT IN TELKOOR

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

The Company recorded an impairment of its investment in Telkoor of $50 for the three months ended March 31, 2015 compared to $175 for the year ended December 31, 2014. In the year ended December 31, 2014, an independent appraiser evaluated the holding value of this investment based upon guidelines outlined in ASC 320 and concluded the fair value of the asset had declined by $175 from its value reported in the financial statements for the year ended December 31, 2013. For the three months ended March 31, 2015, the Company further reduced the fair value of its investment based upon a decline in the value of Telkoor’s investment in the Company’s shares from December 31, 2014 to March 31, 2015. In accordance with ASC 325, Telkoor’s equity shares held by the Company are presented at cost and will be reviewed for impairment in accordance with ASC 320.

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 7:-        SEGMENTS, MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

The Company has two reportable geographic segments (see Note 1 for a brief description of the Company's business).

The following data presents the revenues, expenditures and other operating data of the Company's geographic operating segments in accordance with ASC 218 "Segment Reporting" ("ASC 218").

	Three months ended March 31, 2015 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$924	$972	$-	$1,896
Intersegment revenues	111	-	(111)	-

Total revenues	$1,035	$972	$(111)	$1,896

Depreciation and amortization expense	$18	$40	$-	$58

Operating income (loss)	$(265)	$46	$-	$(219)

Impairment of investment				(50)
Other income, net				65

Tax expense				-

Net income (loss)	$(265)	$61	$-	$(204)

Expenditures for segment assets, as of March 31, 2015	$46	$53	$-	$99

Total assets as of March 31, 2015	$2,799	$3,249	$-	$6,048

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:-        SEGMENTS, MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION (Continued)

	Three months ended March 31, 2014 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$1, 166	$871	$-	$2,037
Intersegment revenues	7	-	(7)	-

Total revenues	$1,173	$871	$(7)	$2,037

Depreciation and amortization expense	$16	$45	$-	$61

Operating loss	$(148)	$(7)	$-	$(155)

Other expense, net				(3)

Tax expense				-

Net loss	$(148)	$(10)	$-	$(158)

Expenditures for segment assets, as of March 31, 2014	$38	$(16)	$-	$22

Total assets as of March 31, 2014	$3,416	$2,820	$-	$6,236

Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below.

	Three months ended
	March 31,
	2015	2014
	(unaudited)	(unaudited)

C&A Korea	18%	(*)

(*) Less than 10%

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2015, COMPARED TO THREE MONTHS ENDED MARCH 31, 2014

Revenues

Our revenues decreased by $141,000 or 6.9% to $1,896,000 for the three months ended March 31, 2015, from $2,037,000 for the three months ended March 31, 2014. The decrease was primarily the result of a decrease in shipments of standard power supplies to the U.S. marketplace partially offset by an increase in revenue from military products manufactured by the Company’s European operation in Gresham, U.K. (DPL). We had one customer that accounted for more than 10% of consolidated revenues for the three months ended March 31, 2015.

Revenues from our U.S. operations decreased by 20.8% to $924,000 for the three months ended March 31, 2015, from $1,166,000 for the three months ended March 31, 2014. The decrease was primarily due to a decrease in standard product orders. Revenues from our European operations of DPL increased by 11.6% to $972,000 for the three months ended March 31, 2015, from $871,000 for the three months ended March 31, 2014. The increase was primarily the result of incremental revenue from completed defense-related contracts.

Gross Margins

Gross margins increased slightly to 37.6% for the three months ended March 31, 2015 compared to 37.4% for the three months ended March 31, 2014. The increase in gross margins was mainly attributable to the product mix.

Engineering and Product Development

Engineering and product development expenses increased by $51,000 to $234,000 for the three months ended March 31, 2015 from $183,000 for the three months ended March 31, 2014. The increase was primarily related to higher outside contracted engineering services incurred by both the U.S. and European operation, higher outside testing and calibration costs, and the timing of safety license fee expenses.

Selling and Marketing

Selling and marketing expenses were $260,000 for the three months ended March 31, 2015 compared to $312,000 for the three months ended March 31, 2014.  The decrease of $52,000 was primarily related to lower personnel costs related to the reduction of sales personnel both in the U.S. and Europe, lower variable commission expenses associated with the lower U.S. revenue, and the effect of a stronger dollar on Pounds Sterling denominated costs of the Company’s European operations.

General and Administrative

General and administrative expenses were $438,000 for the three months ended March 31, 2015 compared to $422,000 for the three months ended March 31, 2014. Stock-based compensation expenses increased $19,000 for the first three months of 2015 versus the first three months of 2014 and were partially offset by lower legal and travel expenses

Impairment of investment

The Company recorded an impairment of its investment in Telkoor of $50 for the three months ended March 31, 2015 compared to $0 for the three months ended March 31, 2014.

Financial Income (Expenses), net

Financial income, net was $65,000 for the three months ended March 31, 2015 compared to financial expense, net of $3,000 for the three months ended March 31, 2014. Financial income or expense is primarily related to foreign currency exchange gains or losses and the Company’s European operation realized a significant benefit in currency fluctuations during the 2015 period compared to the 2014 period.

Operating Loss

The Company recorded an operating loss of $219,000 for the three months ended March 31, 2015 compared to operating loss of $155,000 for the three months ended March 31, 2014. Lower absolute gross margins on the lower revenue for the three months ended March 31, 2015 versus the three months ended March 31, 2014 was the primary contributor to the increased operating loss.

Net Loss

The Company recorded a net loss of $204,000 for the three months ended March 31, 2015 compared to a net loss of $158,000 for the three months ended March 31, 2014 as a result of the aforementioned changes.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2015, we had cash and cash equivalents of $2,060,000. This compares with cash and cash equivalents of $2,110,000 at December 31, 2014. The slight decrease in cash and cash equivalents was primarily due to the net loss of $204,000, a decrease in accounts payable of $209,000, an increase in inventories of $261,000, and capital expenditures of $99,000 offset by a significant decrease in accounts receivable balances of $503,000 and an increase of $197,000 in deferred revenues and other current liabilities.

Net cash provided by operating activities totaled $117,000 for the three months ended March 31, 2015 compared to net cash provided in operating activities of $33,000 for the three months ended March 31, 2014. In the 2015 period, the increase in net cash provided from operating activities was mainly due to the collection of accounts receivable and an increase in deferred revenue and other current liabilities offset by payments of accounts payable and an increase in inventories. For the 2014 period, the net cash provided by operating activities was mainly due to the collection of accounts receivable offset by payments of accounts payable and the operating loss.

Net cash used in investing activities was $99,000 for the three months ended March 31, 2015 compared to net cash used in investing activities of $22,000 for the three months ended March 31, 2014. The investing activities for both periods represented purchases of property and equipment net of retirements.

There were no financing activities in the three months ended March 31, 2015. Net cash used by financing activities was $40,000 for the three months ended March 31, 2014 and represented purchases of treasury stock related to the liquidation of the Company’s Employee Stock Ownership Plan.

We believe we have adequate resources at this time to continue our operational and promotional efforts to increase sales and support our current operation.  However, if we do not increase our sales, we may have to raise money through debt or equity offerings, which may dilute shareholders’ equity.

  CRITICAL ACCOUNTING POLICIES

In our Annual Report on Form 10-K for the year ended December 31, 2014, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements.  The basis for developing the estimates and assumptions within our critical accounting policies is based on historical information and known current trends and factors.  The estimates and assumptions are evaluated on an ongoing basis and actual results have been within our expectations.  We have not changed these policies from those previously disclosed in our Annual Report.

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

We generated an operating and net loss during the three months ended March 31, 2015 and March 31, 2014, we have historically experienced operating and net losses, and we may experience such losses in the future.

For the three months ended March 31, 2015, we had an operating loss of $219,000 and a net loss of $204,000 compared to an operating loss of $155,000 and a net loss of $158,000 for the three months ended March 31, 2014.  Although we have actively taken steps to increase our revenue and reduce manufacturing and operating costs, we may incur operating and net losses in the future unless we continue to increase revenues by selling current and custom design products and continue seeking manufacturing cost reductions through contract manufacturers.

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

If Telkoor is unable to continue operating as a going concern, our operational and financial results may be significantly adversely affected. Due to extensive losses incurred by Telkoor during 2014 and resultant limited liquidity, Telkoor’s auditors expressed doubt regarding the continued existence of Telkoor as a going concern in its audit opinion regarding Telkoor’s financial statements for the quarter ended September 30, 2014 and the year ended December 31, 2014. If Telkoor is unable to rectify its current liquidity problem, there is the possibility that Telkoor will not be able to continue operating in the coming year. We may lose our ability to continue manufacturing product under our Manufacturing Rights Agreement with Telkoor, we may lose our ability to collect on accounts receivable due from Telkoor and may be forced to fully impair our investment in Telkoor which may significantly adversely affect our operational and financial results.

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

Our success depends on our ability to attract, retain and motivate our key management personnel, including, but not limited to, our President and CEO, our V.P. of Finance, marketing and sales personnel, and key engineers necessary to implement our business plan and to grow our business. Competition for certain specific technical and management skill sets is intense. If we are unable to identify and hire the personnel that we need to succeed, or if one or more of our present key employees were to cease to be associated with us, our future results could be adversely affected. Mr. Kohn continues to serve in his role as our President and CEO. However, Mr. Kohn’s employment agreement expired on December 31, 2010, and as of May 13, 2015, Mr. Kohn and the Company had not signed a new employment agreement.

We depend upon a few major customers for a majority of our revenues, and the loss of any of these customers, or the substantial reduction in the quantity of products that they purchase from us, would significantly reduce our revenues and net income.

We currently depend upon a few major OEMs and other customers for a significant portion of our revenues. We had one customer that accounted for more than 10% of total revenue for the three months ended March 31, 2015. We have experienced a reduction of orders by OEMs and a reduction or cancellation of orders, scaling back of certain activities and workforce layoffs by other customers. The loss of any of these customers, or a substantial reduction in the quantity of products that they purchase from us, would significantly reduce our revenues and net income. Furthermore, diversions in the capital spending of certain of these customers to new network elements have and could continue to lead to their reduced demand for our products, which could, in turn, have a material adverse effect on our business and results of operations. If the financial condition of one or more of our major customers should deteriorate, or if they have difficulty acquiring investment capital due to any of these or other factors, a substantial decrease in our revenues would likely result.

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

Sales to customers outside of North America accounted for 59.7% of net revenues in the three months ended March 31, 2015 and for 50.4% of net revenues in the year ended December 31, 2014 and we expect that international sales will continue to represent a material portion of our total revenues. International sales are subject to the risks of international business operations as described above, as well as generally longer payment cycles, greater difficulty collecting accounts receivable, and currency restrictions.  In addition, DPL, our wholly-owned subsidiary in the United Kingdom, supports our European and other international customers, distributors, and sales representatives, and therefore is also subject to local regulation.  International sales are also subject to the export laws and regulations of the United States and other countries.

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

Our common stock price is volatile.

Our common stock is listed on the NYSE MKT.  In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects.  The exercise of outstanding options and warrants may adversely affect our stock price and a shareholder’s percentage of ownership.  As of March 31, 2015, we had outstanding options to purchase an aggregate of 1,227,763 shares of common stock, with a weighted average exercise price of $1.57 per share, exercisable at prices ranging from $0.68 to $1.79 per share.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           MINE SAFETY DISCLOSURES

               None.

ITEM 5.           OTHER INFORMATION

On May 15, 2015, the Company issued a press release announcing its financial results for the third first quarter ended March 31, 2015.  A copy of the press release is furnished as Exhibit 99.1 hereto.

On March 24, 2015, the Board of Directors scheduled the Company’s 2015 Annual Meeting of Shareholders for 10 a.m. Pacific Time on June 30, 2015. The 2015 Annual Meeting will be held at the Company’s corporate offices in Fremont, California. The Board of Directors also fixed the close of business on May 5, 2015 as the record date for the determination of shareholders entitled to notice of and to vote at the 2015 Annual Meeting.

ITEM 6.                     EXHIBITS

Exhibits

3.1	Amended and Restated Articles of Incorporation of Digital Power Corporation (1)

3.2	Amendment to Articles of Incorporation (1)

3.3	Amendment to Articles of Incorporation (2)

3.3	Bylaws of Digital Power Corporation (1)

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release, dated May 15, 2015, issued by Digital Power Corporation

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

(1)	Previously filed with the Commission on October 16, 1996 as an exhibit to the Company’s Registration Statement on Form SB-2.

(2)	Previously filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed December 9, 2013

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

Dated:  May 15, 2015

Digital Power Corporation

By:	/s/ William J. Hultzman
William J. Hultzman
Vice President of Finance
(Principal Accounting Officer)