Form 10-Q
period 2015-06-30
DIGITAL POWER CORP
filed 2015-08-12
CIK 896493

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pusuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2015

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________ .

Commission file number 1-12711

DIGITAL POWER CORPORATION

( Exact name of registrant as specified in its charter )

California	94-1721931
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
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

At August 10, 2015, the registrant had outstanding 6,775,971 shares of common stock.

DIGITAL POWER CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

 U.S. dollars in thousands, except share data

	June 30,	December 31,
	2015	2014
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,760	$2,110
Trade receivables	1,047	1,548
Related parties – trade receivables	36	--
Prepaid expenses and other receivables	224	178
Inventories (Note 3)	1,906	1,653
Total current assets	4,973	5,489

PROPERTY AND EQUIPMENT, NET	605	567
INTANGIBLE ASSET, NET	18	66
INVESTMENT IN TELKOOR	102	207
LONG-TERM DEPOSITS	13	13

Total assets	$5,711	$6,342

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,015	$1,061
Related parties - trade payables	--	60
Advances from customers and deferred revenues	240	435
Other current liabilities	326	345
Total current liabilities	1,581	1,901

SHAREHOLDERS' EQUITY:
Share capital -
Series A Redeemable, Convertible Preferred shares, no par value - 500,000 shares authorized and 0 shares outstanding at June 30, 2015 and December 31, 2014	-	-
Preferred shares, no par value - 1,500,000 shares authorized and 0 shares outstanding at June 30, 2015 and December 31, 2014	-	-
Common shares, no par value - 30,000,000 shares authorized; 6,775,971 shares issued and outstanding as of June 30, 2015 and December 31, 2014.	-	-
Additional paid-in capital	14,876	14,739
Accumulated deficit	(10,415)	(9,940)
Accumulated other comprehensive loss	(331)	(358)
Total shareholders' equity	4,130	4,441
Total liabilities and shareholders' equity	$5,711	$6,342

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands, except per share data

	Six months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014
	Unaudited

Revenues	$4,047	$4,679	$2,151	$2,642
Cost of revenues	2,533	2,834	1,350	1,559

Gross profit	1,514	1,845	801	1,083

Operating expenses:
Engineering and product development	460	394	226	211
Selling and marketing	519	642	259	330
General and administrative	901	813	463	391

Total operating expenses	1,880	1,849	948	932

Operating income (loss)	(366)	(4)	(147)	151
Financial expense, net	(3)	(5)	(68)	(2)
Impairment of investment	(106)	-	(56)	-

(Loss) income before income taxes	(475)	(9)	(271)	149

Income taxes	-	-	-	-

Net (loss) income	$(475)	$(9)	$(271)	$149

Basic net income (loss) per share	$(0.07)	$(0.00)	$(0.04)	$0.02

Diluted net income (loss) per share	$(0.07)	$(0.00)	$(0.04)	$0.02

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

U.S. dollars in thousands

	Six months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014
	Unaudited

Net (loss) income	$(475)	$(9)	$(271)	$149
Other Comprehensive income, net of tax:
Change in net foreign currency translation adjustment	27	61	138	44
Other comprehensive income	27	61	138	44

Total comprehensive income (loss):	$(448)	$52	$(133)	$193

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

U.S. dollars in thousands, except share data

				Other
	Common	Additional		accumulated	Total
	Shares	paid-in	Accumulated	comprehensive	shareholders
	Number	capital	deficit	income (loss)	equity

Balance as of January 1, 2015	6,775,971	$14,739	$(9,940)	$(358)	$4,441

Stock compensation related to options granted to employees	-	137	-	-	137
Comprehensive loss:
Net loss	-	-	(475)	-	(475)
Foreign currency translation adjustments	-	-	-	27	27

Balance as of June 30, 2015	6,775,971	$14,876	$(10,415)	$(331)	$4,130

Balance as of January 1, 2014	6,853,161	$14,582	$(9,282)	$(253)	$5,047

Stock compensation related to options granted to non- employees	-	(4)	-	-	(4)
Stock compensation related to options granted to employees	-	86	-	-	86
Exercise of employee options	39,749	-	-	-	-
Purchase of treasury stock	(94,400)	(70)	-	-	(70)
Comprehensive loss:
Net loss	-	-	(9)	-	(9)
Foreign currency translation adjustments	-	-	-	61	61

Balance as of June 30, 2014	6,798,510	$14,594	$(9,291)	$(192)	$5,111

The accompanying notes are an integral part of the consolidated financial statements

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Six months ended June 30,
	2015	2014
	Unaudited
Cash flows from operating activities :

Net loss	$(475)	$(9)
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	71	69
Amortization of intangible asset	48	52
Stock based compensation related to options granted to employees	137	86
Stock based compensation related to options granted to Telkoor's employees	--	(4)
Impairment of investment in Telkoor	106	--
Write down of inventory	43	--
Decrease in trade receivables, net	500	540
Increase in prepaid expenses and other accounts receivable	(43)	(61)
Decrease (increase) in inventories	(277)	328
Decrease in accounts payable and related parties- trade payables	(146)	(422)
Decrease in deferred revenues and other current liabilities	(214)	(146)

Net cash provided (used by) operating activities	(250)	433

Cash flows from investing activities :
Purchase of property and equipment	(105)	(54)
Proceeds from sales of property and equipment	--	16
Net cash used in investing activities	(105)	(38)

Cash flows from financing activities :
Purchase of treasury stock	--	(70)
Net cash used in financing activities	--	(70)

Effect of exchange rate changes on cash and cash equivalents	5	27

Increase/(decrease) in cash and cash equivalents	(350)	352
Cash and cash equivalents at the beginning of the period	2,110	1,696

Cash and cash equivalents at the end of the period	$1,760	$2,048

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

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 3:-	INVENTORIES

	June 30,	December 31,
	2015	2014
	Unaudited

Raw materials, parts and supplies	$451	$287
Work in progress	254	357
Finished products	1,201	1,009

	$1,906	$1,653

NOTE 4:-	ACCOUNTING FOR STOCK-BASED COMPENSATION

Share Option Plan

1.

Under the Company's Digital Power 2012 (as amended) (“Incentive Share Option Plan”), options my be granted to employees, officers, consultants, service providers and directors of the Company or its subsidiary.

2.

As of June 30, 2015, the Company has authorized according to the Incentive Share Option Plan, the grant of options to officers, management, other key employees and others of up to 1,372,630 options for the Company’s common shares. The maximum term of the options is ten years from date of grant. As of June 30, 2015, an aggregate of 690,130 shares of the Company’s common stock were still available for future grant.

3.

The options granted generally become fully exercisable after four years and expire no later than 10 years from the date of the option grant. Any options that are forfeited or cancelled before expiration become available for future grants.

A summary of the Company’s employee share option activity (except options to consultants and service providers) and related information is as follows:

	Six months ended June 30, 2015
	Amount of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (*)
Outstanding at the beginning of the period	1,262,763	$1.57	7.65	$40.57

Outstanding at the end of the period	1,227,763	$1.57	7.15	$9.92

Exercisable options at the end of the period	655,263	$1.52	5.85	$7.52

(*) Calculation of aggregate intrinsic value is based upon the share price of the Company’s common stock as of

     June 30, 2015 ($0.92) per share).

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

No options were granted during the first six months of 2015.

The total employee’s equity-based compensation expense related to all of the Company’s equity-based awards recognized for the six months and three months ended June 30, 2015 and 2014 is comprised as follows:

	Six months ended		Three months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	Unaudited	Unaudited	Unaudited	Unaudited

Cost of goods sold	3	2	2	1
Sales and marketing expenses	6	5	4	4
Research and development	11	6	7	5
General and administrative	117	73	77	54
Total employees equity-based compensation expense	137	86	90	64

As of June 30, 2015, there was $ 581 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the share option plans. That cost is expected to be recognized over a period of the next 2.76 years.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 5:-	NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of the basic and diluted net earnings per share:

1.         Numerator:

	Six months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014
	Unaudited

Net income (loss) available to Common shareholders	$(475)	$(9)	$(271)	$149

2.         Denominator:

	Six months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014
	Unaudited

Denominator for basic net income per share of weighted average number of common shares	6,775,971	6,828,263	6,775,971	6,815,793
Effect of dilutive securities:
Employee stock options	--	26,098	--	20,396

Denominator for diluted net income per common share	6,775,971	6,854,361	6,775,971	6,836,189

Basic net income (loss) per share	$(0.07)	$(0.00)	$(0.04)	$0.02

Diluted net income (loss) per share	$(0.07)	$(0.00)	$(0.04)	$0.02

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 6:-	INVESTMENT IN TELKOOR

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

The Company recorded an impairment of its investment in Telkoor of $56 for the three months ended June 30, 2015 and $106 for the six months ended June 30, 2015 based upon a decline in the value of Telkoor's investment in the Company's shares and a reduction of the market value of Telkoor's equity. For the three and six months ended June 30, 2014, the Company did not record an impairment. In the year ended December 31, 2014, an independent appraiser evaluated the holding value of this investment based upon guidelines outlined in ASC 320 and concluded the fair value of the asset had declined by $175 from its value reported in the financial statements for the year ended December 31, 2013. In accordance with ASC 325, Telkoor’s equity shares held by the Company are presented at cost and will be reviewed for impairment in accordance with ASC 320.

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

	Six months ended June 30, 2015 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$1,987	$2,060	$-	$4,047
Intersegment revenues	122	-	(122)	-
Total revenues	$2,109	$2,060	$(122)	$4,047

Depreciation and amortization	$37	$82	$-	$119
Operating income (loss)	$(529)	$163	$-	$(366)
Financial expense, net	$-	$(3)	$-	(3)
Impairment of investment	$-	$(106)	$-	$(106)
Net income (loss)	$(529)	$54	$-	$(475)
Expenditures for segment assets, net of retirements	$50	$55	$-	$105
Total assets as of June 30, 2015	$2,594	$3,117	$-	$5,711

	Six months ended June 30, 2014 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$2,642	$2,037	$-	$4,679
Intersegment revenues	119	-	(119)	-
Total revenues	$2,761	$2,037	$(119)	$4,679

Depreciation and amortization	$36	$85	$-	$121
Operating income (loss)	$(132)	$128	$-	$(4)
Financial expense, net	$-	$(5)	$-	$(5)
Impairment of investment	$-	$-	$-	$-
Net income (loss)	$(132)	$123	$-	$(9)
Expenditures for segment assets, net of retirements	$52	$(14)	$-	$38
Total assets as of June 30, 2014	$3,330	$3,149	$-	$6,479

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 7:-	SEGMENTS (Cont.)

	Three months ended June 30, 2015 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$1,063	$1,088	$-	$2,151
Intersegment revenues	11	0	(11)	-
Total revenues	$1,074	$1,088	$(11)	$2,151

Depreciation and amortization	$19	$42	$-	$61
Operating income (loss)	$(264)	$117	$-	$(147)

Financial expense, net	$-	(68)	$-	$(68)
Impairment of investment	$-	$(56)	$-	$(56)
Net income (loss)	$(264)	$(7)	$-	$(271)
Expenditures for segment assets, net of retirements	$4	$2	$-	$6
Total assets as of June 30, 2014	$2,594	$3,117	$-	$5,711

	Three months ended June 30, 2014 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$1,476	$1,166	$-	$2,642
Intersegment revenues	112	0	(112)	-
Total revenues	$1,588	$1,166	$(112)	$2,642

Depreciation and amortization `	$20	$40	$-	$60
Operating income (loss)	$16	$135	$-	$151

Financial expense, net	$-	$(2)	$-	$(2)
Impairment of investment	$-	$-	$-	$-
Net income (loss)	$16	$133	$-	$149
Expenditures for segment assets, net of retirements	$14	$2	$-	$16
Total assets as of June 30, 2014	$3,330	$3,149	$-	$6,479

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO JUNE 30, 2014

Revenues

Our revenues decreased by 15% to $2.2 million for the three months ended June 30, 2015, from $2.6 million for the three months ended June 30, 2014. The decrease in revenues was mainly due to a decrease in orders and shipments of commercial products and the timing of shipments of military products of our domestic operation. Gross revenues of our European operation in Gresham, U.K. (DPL) declined by approximately 7% primarily due to the timing of defense related contract shipments.

For the six months ended June 30, 2015, our revenues decreased by 15% to $4.0 million from $4.7 million for the six months ended June 30, 2014. The decrease in revenues was attributable primarily to the decrease in order and shipments of commercial products of our domestic operation and the timing of defense related shipments for our domestic operation which are projected for the second half of 2015 and beyond but were included the in first half of 2014.

Our revenues are highly dependent on the timing of customer deliveries. Although our European operation shipments and related revenue were substantially the same for the first half of 2015 compared to the first half of 2014, our domestic operation experienced a significant decline in revenue of 25% in the first half of 2015 versus 2014 for both commercial and defense related orders. In order to increase the marketing of its products and address the decline in domestic orders the Company hired two senior sales individuals in July 2015 – one to serve as the Vice President of Worldwide Sales and Marketing and the second as a Regional Sales Manager. The Company hopes that the expansion of its sales and marketing efforts will enable it to realize incremental orders and subsequent revenue by the end of fiscal 2015 and beyond.

Gross Margins

Gross margins decreased to 37.2% for the three months ended June 30, 2015, compared to 41.0% for the three months ended June 30, 2014. Gross margins for the six months ended June 30, 2015 decreased to 37.4% compared to the gross margins of 39.4% for the six months ended June 30, 2014. The decrease in gross margins for the three and six months ended June 30, 2015 compared to the comparable periods of 2014 was mainly due to the effect of lower revenues on fixed manufacturing overhead costs, an inventory write down of $33,000 in the second quarter of 2015 and not in the second quarter of 2014, and to a lesser extent, changes in the product mix.

Engineering and Product Development

Engineering and product development expenses were $226,000 for the three months ended June 30, 2015, compared to $211,000 for the three months ended June 30, 2014. The increase of $15,000 was primarily related to an increase in outside contracted engineering services associated with the transitioning of certain parts from the prototype to production phase and higher safety license fees affiliated with these same parts. Engineering and product development expenses were $460,000 for the six months ended June 30, 2015 as compared to $394,000 for the six months ended June 30, 2014. The overall increase in our engineering and product development expenses for the comparative six month periods was mainly due to the aforementioned increase in contracted engineering services and safety license fees in the second quarter of 2015 versus 2014 in addition to higher stock option expenses in the first half of 2015 versus the comparable 2014 time period.

Selling and Marketing

Selling and marketing expenses were $259,000 and $519,000, respectively, for the three and six months ended June 30, 2015 as compared to $330,000 and $642,000, respectively, for the three and six months ended June 30, 2014. The decrease in sales and marketing expenses for the three and six month periods of 2015 versus the 2014 comparable periods was primarily the result of a temporary decrease in direct manpower costs due to a reduced headcount. As mentioned above, the Company increased its sales and marketing capabilities by adding two senior sales executives in July, 2015 which we expect to result in higher sales and marketing expenses compared to the prior comparable periods beginning in the third quarter of 2015.

General and Administrative

General and administrative expenses were $463,000 and $901,000, respectively, for the three and six months ended June 30, 2015 as compared to $391,000 and $813,000 for the three and six months ended June 30, 2014. Higher stock based compensation expenses accounted for $28,000 and $47,000 of the increases from 2014 to 2015 for the three and six month periods, respectively. In addition, the Company incurred higher investor relations expenses associated with its annual meeting held in the second quarter of 2015 versus the third quarter of 2014 and legal and audit costs for the preparation of an S-3 registration statement in 2015 not incurred in 2014, outside contracted services, and higher employee health insurance premium costs during the three and six month periods ending June 30, 2015 compared to the same periods ending June 30, 2014.

Financial Expense

Financial expense was $68,000 for the three months ended June 30, 2015 compared to $2,000 for the three months ended June 30, 2014. The increase in expense for these comparable periods was solely attributable to foreign currency fluctutation differences due to the effect of a weakening dollar in the second quarter of 2015 on dollars held by our U.K. subsidiary effectively eliminated a similar gain in the prior quarter (ended March 31, 2015). For the six month periods ended June 30, 2015 and June 30, 2014, the Company recorded foreign currency losses of $3,000 and $5,000, respectively.

Impairment of Investment

The Company recorded an impairment of its investment in Teloor of $56,000 for the three months ended June 30, 2015 and $106,000 for the six months ended June 30, 2015. No impairment expense was recognized in the comparable periods of 2014.

Operating income (loss)

The Company recorded an operating loss of $147,000 and $366,000, respectively, for the three and six months ended June 30, 2015. For the three and six months ended June 30, 2014, the Company recognized an operating income of $151,000 and an operating loss of $4,000, respectively. The operating loss this year was mainly due to the reduced sales levels.

Net income (loss)

The Company recorded a net loss of $271,000 and $475,000, respectively, for the three and six months ended June 30, 2015. For the three and six months ended June 30, 2014, the Company recognized a net income of $149,000 and a net loss of $9,000, respectively. The net loss this year was mainly due to the reduced sales levels and impairments of the Company’s investment in Telkoor in 2015 but not in 2014.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2015, we had cash and cash equivalents of $1.8 million and working capital of $3.4 million. This compared with cash and cash equivalents of $2.1 million and working capital of $3.6 million at December 31, 2014. The decrease in cash and cash equivalents and working capital was due mainly to the operating loss.

Net cash used by operating activities totaled $250,000 for the six months ended June 30, 2015 compared to net cash provided by operating activities of $433,000 for the six months ended June 30, 2014. The decrease in cash provided by operating activities for the comparable periods was primarily the result of the operating loss, an increase in inventories, a decrease in accounts payable balances and deferred revenues; offset by a reduction of accounts receivable balances.

Net cash used in investing activities was $105,000 for the six months ended June 30, 2015 compared to $38,000 for the six months ended June 30, 2014. The net usage of cash for investing activities in 2015 and 2014 was due to purchases of equipment net of retirements.

There were no financing activities for the six months ended June 30, 2015. Net cash used by financing activities for the six months ended June 30, 2014 was $70,000 which represented purchases of treasury stock related to the liquidation of the Company’s Employee Stock Ownership Plan.

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

None

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

We generated an operating and net loss during the three and six months ended June 30, 2015, we have historically experienced operating and net losses, and we may experience such losses in the future.

For the six months ended June 30, 2015, we had operating loss of $366,000 and a net loss of $475,000 compared to an operating loss of $4,000 and a net loss of $9,000 for the six months ended June 30, 2014. Although we have actively taken steps to increase our revenue and reduce manufacturing and operating costs, we may incur operating and net losses in the future unless we increase revenues by selling current and custom design products, and continue seeking manufacturing cost reductions through offshore strategic agreements with contract manufacturers.

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

If Telkoor is unable to continue operating as a going concern, our operational and financial results may be significantly adversely affected. Due to extensive losses incurred by Telkoor during 2014 and resultant limited liquidity, Telkoor’s auditors expressed doubt regarding the continued existence of Telkoor as a going concern in its audit opinion regarding Telkoor’s financial statements for the quarter ended September 30, 2014, the year ended December 31, 2014, and the quarter ended March 31, 2015. If Telkoor is unable to rectify its current liquidity problem, there is the possibility that Telkoor will not be able to continue operating in the coming year. We may lose our ability to continue manufacturing product under our Manufacturing Rights Agreement with Telkoor, we may lose our ability to collect on accounts receivable due from Telkoor and may be forced to fully impair our investment in Telkoor which may significantly adversely affect our operational and financial results.

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

As a result of our strategic focus on custom power supply solutions, we will continue to devote significant resources to developing and manufacturing custom power supply solutions for a large number of customers, where each product represents a uniquely tailored solution for a specific customer’s requirements.  Failure to meet these customer product requirements or a failure to meet production schedules and/or product quality standards may put us at risk with one or more of these customers.  Moreover, changes in market conditions and strategic changes at the direction of our customers may affect their decision to continue to purchase from us. The loss of one or more of our significant custom power supply solution customers could have a material adverse impact on our revenues, business or financial condition

We have also implemented a series of initiatives designed to increase efficiency and reduce costs.  While we believe that these actions will reduce costs, they may not be sufficient to achieve the required operational efficiencies that will enable us to respond more quickly to changes in the market or result in the improvements in our business that we anticipate. In such event, we may be forced to take additional cost-reducing initiatives, including those involving Company personnel, which may negatively impact quarterly earnings and profitability as we account for severance and other related costs. In addition, there is the risk that such measures could have long-term adverse effects on our business by reducing our pool of talent, decreasing or slowing improvements in our products or services, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our solutions increases and limiting our ability to hire and retain key personnel. These circumstances could cause our earnings to be lower than they otherwise might be.

We are dependent upon our ability to attract, retain and motivate our key personnel.

Our success depends on our ability to attract, retain and motivate our key management personnel, including, but not limited to, our President and CEO, our V.P. of Finance, marketing and sales personnel, and key engineers necessary to implement our business plan and to grow our business. Competition for certain specific technical and management skill sets is intense. If we are unable to identify and hire the personnel that we need to succeed, or if one or more of our present key employees were to cease to be associated with us, our future results could be adversely affected. Mr. Kohn continues to serve in his role as our President and CEO. However, Mr. Kohn’s employment agreement expired on December 31, 2010, and as of August 7, 2015, Mr. Kohn and the Company had not signed a new employment agreement.

We depend upon a few major customers for a majority of our revenues, and the loss of any of these customers, or the substantial reduction in the quantity of products that they purchase from us, would significantly reduce our revenues and net income.

We currently depend upon a few major OEMs and other customers for a significant portion of our revenues. We had one customer that accounted for more than 10% of total revenue for the three and six months ended June 30, 2015. We have experienced a reduction of orders by OEMs and a reduction or cancellation of orders, scaling back of certain activities and workforce layoffs by other customers. The loss of any of these customers, or a substantial reduction in the quantity of products that they purchase from us, would significantly reduce our revenues and net income. Furthermore, diversions in the capital spending of certain of these customers to new network elements have and could continue to lead to their reduced demand for our products, which could, in turn, have a material adverse effect on our business and results of operations. If the financial condition of one or more of our major customers should deteriorate, or if they have difficulty acquiring investment capital due to any of these or other factors, a substantial decrease in our revenues would likely result.

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

Sales to customers outside of North America accounted for 63.0% of net revenues in the six months ended June 30, 2015 and for 50.4% of net revenues in the year ended December 31, 2014 and we expect that international sales will continue to represent a material portion of our total revenues. International sales are subject to the risks of international business operations as described above, as well as generally longer payment cycles, greater difficulty collecting accounts receivable, and currency restrictions.  In addition, DPL, our wholly-owned subsidiary in the United Kingdom, supports our European and other international customers, distributors, and sales representatives, and therefore is also subject to local regulation.  International sales are also subject to the export laws and regulations of the United States and other countries.

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

Our common stock price is volatile.

Our common stock is listed on the NYSE MKT.  In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects.  The exercise of outstanding options and warrants may adversely affect our stock price and a shareholder’s percentage of ownership.  As of June 30, 2015, we had outstanding options to purchase an aggregate of 1,227,763 shares of common stock, with a weighted average exercise price of $1.57 per share, exercisable at prices ranging from $0.68 to $1.79 per share.

ITEM 2.	CHANGES IN SECURITIES

On May 20, 2015, the Company’s largest shareholder, Telkoor Telecom Ltd, sold 160,000 shares of the Company’s common stock under a Rule 10b5-1 sales plan. After the sale, Telkoor Telecom Ltd. held 2,714,610 of the Company’s common shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

On August 12, 2015, the Company issued a press release announcing its financial results for the second fiscal quarter ended June 30, 2015 and for the six months of the period ended June 30, 2015.  A copy of the press release is attached as Exhibit 99.1 hereto.

ITEM 6.	EXHIBITS

Exhibits

3.1	Amended and Restated Articles of Incorporation of Digital Power Corporation (1)

3.2	Amendment to Articles of Incorporation (1)

3.3	Amendment to Articles of Incorporation (2)

3.3	Bylaws of Digital Power Corporation (1)

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release, dated August 12, 2015, issued by Digital Power Corporation

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

(1)	Previously filed with the Commission on October 16, 1996 as an exhibit to the Company’s Registration Statement on Form SB-2.

(2)	Previously filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed December 9, 2013

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

Dated:  August 12, 2015

Digital Power Corporation

By:	/s/ William Hultzman
William Hultzman
VP of Finance
(Principal Accounting Officer)