Form 10-Q
period 2015-09-30
DIGITAL POWER CORP
filed 2015-11-16
CIK 896493

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2015

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________ .

Commission file number 1-12711

DIGITAL POWER CORPORATION

( Exact name of registrant as specified in its charter )

California	94-1721931
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

48430 Lakeview Blvd.

Fremont, CA 94538-3158

(Address of principal executive offices)

(510) 657-2635

(Registrant’s telephone number,including area code)

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

At November 13, 2015, the registrant had outstanding 6,775,971 shares of common stock.

DIGITAL POWER CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

  U.S. dollars in thousands, except share data

	September 30,	December 31,
	2015	2014
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,365	$2,110
Trade receivables	979	1,548
Related parties – trade receivables	-	--
Prepaid expenses and other receivables	229	178
Inventories (Note 3)	1,922	1,653
Total current assets	4,495	5,489

PROPERTY AND EQUIPMENT, NET	584	567
INTANGIBLE ASSET, NET	-	66
INVESTMENT IN TELKOOR	90	207
LONG-TERM DEPOSITS	13	13

Total assets	$5,182	$6,342

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$874	$1,061
Related parties - trade payables	7	60
Advances from customers and deferred revenues	233	435
Other current liabilities	372	345
Total current liabilities	1,486	1,901

SHAREHOLDERS' EQUITY:
Share capital -
Series A Redeemable, Convertible Preferred shares, no par value - 500,000 shares authorized and 0 shares outstanding at September 30, 2015 and December 31, 2014	-	-
Preferred shares, no par value - 1,500,000 shares authorized and 0 shares outstanding at September 30, 2015 and December 31, 2014	-	-
Common shares, no par value - 30,000,000 shares authorized; 6,775,971 shares issued and outstanding as of September 30, 2015 and December 31, 2014.	-	-
Additional paid-in capital	14,920	14,739
Accumulated deficit	(10,811)	(9,940)
Accumulated other comprehensive loss	(413)	(358)
Total shareholders' equity	3.696	4,441
Total liabilities and shareholders' equity	$5,182	$6,342

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

  U.S. dollars in thousands, except per share data

	Nine months ended		Three months ended
	September 30,		September 30,
	2015	2014	2015	2014
	Unaudited
Revenues	$5,462	$6,910	$1,415	$2,231
Cost of revenues	3,468	4,319	935	1,485

Gross profit	1,994	2,591	480	746

Operating expenses:
Engineering and product development	663	591	203	197
Selling and marketing	835	934	316	292
General and administrative	1,279	1,248	378	435

Total operating expenses	2,777	2,773	897	924
Operating income (loss)	(783)	(182)	(417)	(178)
Financial income (expense), net	18	23	21	28
Impairment of investment	(106)	-	-	-
(Loss) income before income taxes	(871)	(159)	(396)	(150)

Income taxes	-	-	-	-

Net (loss) income	$(871)	$(159)	$(396)	$(150)
Basic net income (loss) per share	$(0.129)	$(0.023)	$(0.059)	$(0.022)

Diluted net income (loss) per share	$(0.129)	$(0.023)	$(0.059)	$(0.022)

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

U.S. dollars in thousands

	Nine months ended September 30,		Three months ended September 30,
	2015	2014	2015	2014
	Unaudited

Net income (loss)	$(871)	$(159)	$(396)	$(150)
Other Comprehensive income, net of tax:
Change in net foreign currency translation adjustment	(55)	(20)	(82)	(81)
Other comprehensive income	(55)	(20)	(82)	(81)
Total comprehensive income (loss):	$(926)	$(179)	$(478)	$(231)

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

   U.S. dollars in thousands, except share data

				Other
	Common	Additional		accumulated	Total
	Shares	paid-in	Accumulated	comprehensive	shareholders
	Number	capital	deficit income	(loss)	equity

Balance as of January 1, 2015	6,775,971	$14,739	$(9,940)	$(358)	$4,441

Stock compensation related to options granted to employees	-	181	-	-	181
Comprehensive loss:
Net loss	-	-	(871)	-	(871)
Foreign currency translation adjustments	-	-	-	(55)	(55)

Balance as of September 30, 2015	6,775,971	$14,920	$(10,811)	$(413)	$3,696

Balance as of January 1, 2014	6,853,161	$14,582	$(9,282)	$(253)	$5,047

Stock compensation related to options granted to non-employees	-	1	-	-	1
Stock compensation related to options granted to employees	-	152	-	-	152
Exercise of employee options	39,749	-	-	-	-
Purchase of treasury stock	(118,141)	(90)	-	-	(90)
Comprehensive loss:
Net loss	-	-	(159)	-	(159)
Foreign currency translation adjustments	-	-	-	(20)	(20)

Balance as of September 30, 2014	6,774,769	$14,654	$(9,441)	$(273)	$4,931

The accompanying notes are an integral part of the consolidated financial statements

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

 U.S. dollars in thousands

	Nine months ended September 30,
	2015	2014
	Unaudited
Cash flows from operating activities :

Net loss	$(871)	$(159)
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	108	104
Amortization of intangible asset	66	78
Stock based compensation related to options granted to employees	181	152
Stock based compensation related to options granted to Telkoor's employees	--	1
Impairment of investment in Telkoor	106	--
Write down of inventory	44	--
Decrease in trade receivables, net	560	76
Increase in prepaid expenses and other accounts receivable	(53)	(45)
Decrease (increase) in inventories	(339)	(85)
Decrease in accounts payable and related parties- trade payables	(236)	(10)
Decrease in deferred revenues and other current liabilities	(161)	42

Net cash provided (used by) operating activities	(595)	154

Cash flows from investing activities :
Purchase of property and equipment	(130)	(117)
Proceeds from sales of property and equipment	--	16
Net cash used in investing activities	(130)	(101)

Cash flows from financing activities :
Purchase of treasury stock	--	(90)
Net cash used in financing activities	--	(90)

Effect of exchange rate changes on cash and cash equivalents	(20)	1

Increase/(decrease) in cash and cash equivalents	(745)	(36)
Cash and cash equivalents at the beginning of the period	2,110	1,696

Cash and cash equivalents at the end of the period	$1,365	$1,660

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

b.

The Company depends on Telkoor Telecom Ltd. ("Telkoor"), a major shareholder of the Company and one of DPC's third party subcontractors, for manufacturing capabilities in production of the products which DPC sells. If these manufacturers are unable or unwilling to continue manufacturing the Company's products in required volumes on a timely basis, that could lead to loss of sales, and adversely affect the Company's operating results and cash position. The Company also depends on Telkoor's intellectual property and ability to transfer production to third party manufacturers. Failure to obtain new products in a timely manner or delay in delivery of product to customers will have an adverse effect on the Company's ability to meet its customers' expectations. In 2010, the Company purchased specific intellectual property (IP) fromTelkoor in order to reduce its dependency on Telkoor with respect to a certain line of products.

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

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 U.S. dollars in thousands, except share and per share data

NOTE 3:-	INVENTORIES

	September 30,	December 31,
	2015	2014
	Unaudited

Raw materials, parts and supplies	$405	$287
Work in progress	444	357
Finished products	1,073	1,009

	$1,922	$1,653

NOTE 4:-	ACCOUNTING FOR STOCK-BASED COMPENSATION

Share Option Plan

1.

Under the Company's Digital Power 2012 (as amended) (“Incentive Share Option Plan”), options my be granted to employees, officers, consultants, service providers and directors of the Company or its subsidiary.

2.

As of September 30, 2015, the Company had authorized according to the Incentive Share Option Plan, the grant of options to officers, management, other key employees and others of up to 1,372,630 options for the Company’s common shares. The maximum term of the options is ten years from date of grant. As of September 30, 2015, an aggregate of 670,130 shares of the Company’s common stock were still available for future grant.

3.

The options granted generally become fully exercisable after four years and expire no later than 10 years from the date of the option grant. Any options that are forfeited or cancelled before expiration become available for future grants

The fair value for options granted during the 3 and nine months ended September 30, 2015 amortized over their vesting period using a straight-line recognition method and estimated at the date of grant with the following assumptions:

	Nine months ended		Three months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Weighted Average fair value	$0.43	$1.14	$0.43	-
Dividend yield	0%	0%	0%	-
Expected volatility	71.6%	77.6%	71.6%	-
Expected life (years)	6.25	6.25	6.25	-

4.	A summary of the Company’s employee share option activity (except options to consultants and service providers) and related information is as follows:

	Nine months ended September 30, 2015
	Amount of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (*) In thousends
Outstanding at the beginning of the period	1,262,763	$1.57	7.65	$40.57
Granted	135,000	$0.68
Fortfeited	150,000	$1.44
Outstanding at the end of the period	1,247,763	$1.48	7.08	$1

Exercisable options at the end of the period	656,513	$1.52	5.61	$-

(*) Calculation of aggregate intrinsic value is based upon the share price of the Company’s common stock as of September 30, 2015 ($0.67) per share).

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

135,000 options were granted during the first nine months of 2015.

The total employee’s equity-based compensation expense related to all of the Company’s equity-based awards recognized for the nine months and three months ended September 30, 2015 and 2014 is comprised as follows:

	Nine months ended		Three months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	Unaudited	Unaudited	Unaudited	Unaudited

Cost of goods sold	4	-	1	-
Sales and marketing expenses	8	10	2	5
Research and development	14	13	3	6
General and administrative	155	129	38	59
Total employees equity-based compensation expense	181	152	44	70

As of September 30, 2015, there was $486 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the share option plans. That cost is expected to be recognized over a period of the next 2.74 years.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 U.S. dollars in thousands, except share and per share data

NOTE 5:-	NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of the basic and diluted net earnings per share:

1.         Numerator:

	Nine months ended September 30,		Three months ended September 30,
	2015	2014	2015	2014
	Unaudited

Net income (loss) available to Common shareholders	$(871)	$(159)	$(396)	$(150)

2.         Denominator:

	Nine months ended September 30,		Three months ended September 30,
	2015	2014	2015	2014
	Unaudited

Denominator for basic and diluted loss per share of weighted average number of common shares	6,775,971	6,812,816	6,775,971	6,782,418

Basic net income (loss) per share	$(0.129)	$(0.023)	$(0.059)	$(0.022)

Diluted net income (loss) per share	$(0.129)	$(0.023)	$(0.059)	$(0.022)

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 U.S. dollars in thousands, except share and per share data

NOTE 6:-

INVESTMENT IN TELKOOR

On June 16, 2011 the Company acquired 1,136,666 shares of Telkoor Telecom Ltd., a major shareholder of the Company and an Israeli company listed in the Tel Aviv Stock Exchange, which represented 8.8% of the outstanding shares of Telkoor. As a result of this transaction, an existing manufacturing agreement between Digital Power and Telkoor was updated and extended.

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

The Company recorded an impairment of its investment in Telkoor of  $106 for the nine months ended September 30, 2015 based upon a decline in the value of the Company’s investment in Telkoor’s shares and a reduction of the market value of Telkoor’s equity. The Company did not record an impairment for the three months ended September 2015. For the three and nine months ended September 30, 2014, the Company did not record an impairment. In the year ended December 31, 2014, an independent appraiser evaluated the holding value of this investment based upon guidelines outlined in ASC 320 and concluded the fair value of the asset had declined by $175 from its value reported in the financial statements for the year ended December 31, 2013. In accordance with ASC 325, Telkoor’s equity shares held by the Company are presented at cost and will be reviewed for impairment in accordance with ASC 320.

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

	Nine months ended September 30, 2015 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$2,795	$2,667	$-	$5,462
Intersegment revenues	277	-	(277)	-
Total revenues	$3,072	$2,667	$(277)	$5,462

Depreciation and amortization	$56	$118	$-	$174
Operating income (loss)	$(845)	$62	$-	$(783)
Financial income (expense), net	$(4)	$22	$-	$18
Impairment of invesment	$-	$(106)	$-	$(106)
Net income (loss)	$(849)	$(22)	$-	$(871)
Expenditures for segment assets, net of retirements	$54	$76	$-	$130
Total assets as of September 30, 2015	$2,252	$2,930	$-	$5,182

	Nine months ended September 30, 2014 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$3,783	$3,127	$-	$6,910
Intersegment revenues	119	-	(119)	-
Total revenues	$3,902	$3,127	$(119)	$6,910

Depreciation and amortization	$50	$132	$-	$182
Operating income (loss)	$(330)	$148	$-	$(182)
Financial income, net	$-	$23	$-	$23
Impairment of invesment	$-	$-	$-	$-
Net income (loss)	$(330)	$171	$-	$(159)
Expenditures for segment assets, net of retirements	$76	$25	$-	$101
Total assets as of September 30, 2014	$3,588	$3,292	$-	$6,880

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 U.S. dollars in thousands, except share and per share data

NOTE 7:-	SEGMENTS (Cont.)

	Three months ended September 30, 2015 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$808	$607	$-	$1,415
Intersegment revenues	155	0	(155)	-
Total revenues	$963	$607	$(155)	$1,415

Depreciation and amortization	$19	$36	$-	$55
Operating income (loss)	$(316)	$(101)	$-	$(417)
Financial income (expense), net	$(4)	$25	$-	$21
Impairment of invesment	$-	$-	$-	$-
Net income (loss)	$(320)	$(76)	$-	$(396)
Expenditures for segment assets, net of retirements	$4	$21	$-	$25
Total assets as of September 30, 2015	$2,252	$2,930	$-	$5,182

	Three months ended September 30, 2014 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$1,141	$1,090	$-	$2,231
Intersegment revenues	-	-	-	-
Total revenues	$1,141	$1,090	$-	$2,231

Depreciation and amortization `	$14	$47	$-	$61
Operating income (loss)	$(198)	$20	$-	$(178)

Financial income, net	$-	$28	$-	$28
Impairment of invesment	$-	$-	$-	$-
Net income (loss)	$(198)	$48	$-	$(150)
Expenditures for segment assets, net of retirements	$24	$39	$-	$63
Total assets as of September 30, 2014	$3,330	$3,149	$-	$6,479

 Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in each of the periods set forth below.

	Three months ended
	September 30,
	2015	2014
	(unaudited)	(unaudited)
Inogen	22%	(*	)
C&A Korea	11%	(*	)
Arris	12%	11%

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

              We market and sell our products to many diverse market segments, including the telecom, industrial, medical and military/defense industries.  Our products serve a global market, with an emphasis on North America and Europe.  We offer a broad product variety, including a full custom product design, standard and modified standard products. Our unique high speed switching power rectifiers include, but are not limited to custom power products, server blade/cloud rack-mount, front-end, open frame, enclosed, Compact PCI, MicroTCA, desktop adaptor, PoE (Power over Ethernet) and other product solutions providing power output from 20 to 24,000 watts.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO SEPTEMBER 30, 2014

Revenues

Our revenues decreased by 37% to $1.4 million for the three months ended September 30, 2015, from $2.2 million for the three months ended September 30, 2014. The decrease in revenues was mainly due to a decrease in orders and shipments of commercial products and the timing of shipments of military products of our domestic operation. Gross revenues of our European operation in Gresham, U.K. (DPL) declined by approximately 7% primarily due to the timing of defense related contract shipments.

For the nine months ended September 30, 2015, our revenues decreased by 21% to $5.5 million from $6.9 million for the nine months ended September 30, 2014. The decrease in revenues was attributable primarily to the decrease in orders, shipments, and shipment timing of commercial military product to some of our domestic and international customers which we projected for the fourth quarter of 2015.

Our revenues are highly dependent on the timing of customer deliveries. Our European operation shipments and related revenue declined by 15% in the first nine months of 2015 compared to the first nine months of 2014, and our domestic operation experienced a significant decline in revenue of 26% in the first nine months of 2015 versus the comparable period in 2014 for both commercial and defense related orders. In order to increase our market share, and address the decline in orders, the Company hired two senior sales individuals in July 2015. The Company is also in the process of commencing operations with additional sales channels and nationwide distributors to cover markets in territories with significant potential. The Company hopes that the expansion of its sales and marketing efforts will enable it to realize incremental orders and subsequent revenue by the end of fiscal 2015 and beyond.

Gross Margins

Gross margins increased to 33.9% for the three months ended September 30, 2015, compared to 33.4% for the three months ended September 30, 2014. The increase in gross margin despite the effect of lower revenues was manly due to changes in product mix. Gross margins for the nine months ended September 30, 2015 decreased to 36.5% compared to the gross margins of 37.5% for the nine months ended September 30, 2014. The decrease in gross margins for the nine months ended September 30, 2015 compared to the comparable period of 2014 was mainly due to the effect of lower revenues on fixed manufacturing overhead costs and changes in the product mix.

Engineering and Product Development

Engineering and product development expenses were $203,000 for the three months ended September 30, 2015 compared to $197,000 for the three months ended September 30, 2014. Engineering and product development expenses were $663,000 for the nine months ended September 30, 2015 as compared to $591,000 for the nine months ended September 30, 2014. The overall increase in our engineering and product development expenses for the comparative periods was mainly due to multiple projects of full custom product development for new applications and new markets. These products developments required contracted engineering services and safety license fees associated with their developments.

Selling and Marketing

Selling and marketing expenses were $316,000 and $835,000, respectively, for the three and nine months ended September 30, 2015 compared to $292,000 and $934,000, respectively, for the three and nine months ended September 30, 2014. The increase in sales and marketing expenses for the three month ended September 30 2015 versus the 2014 comparable periods was primarily the result of the addition of two senior sales personel in July 2015.

General and Administrative

General and administrative expenses were $378,000 and $1,279,000, respectively, for the three and nine months ended September 30, 2015 compared to $435,000 and $1,248,000 for the three and nine months ended September 30, 2014. The decrease in our general and administrative expenses for the comparative three month periods was mainly due to lower stock based compensation expenses which accounted for a $21,000 decrease from 2014 to 2015, and due to one time costs of our U.K subsidiary for the three months ended September 30, 2014. The increase of general and administrative expenses for the nine months ended September 30,2015 for the comparative period was mainly due to higher stock based compensation expenses accounted for a $26,000.

Financial Income

Financial income was $21,000 for the three months ended September 30, 2015 compared to $28,000 for the three months ended September 30, 2014. For the nine month period ended September 30, 2015, the Company recorded foreign currency income of $18,000 compared to $23,000 for the nine month period ended September 30, 2014. The decrease in income for these comparable periods was attributable to foreign currency fluctuation differences due to the effect of a weakening U.K. Pound versus the U.S. Dollars held by our U.K. subsidiary.

Impairment of Investment

The Company recorded an impairment of its investment in Telkoor of $106,000 for the nine months ended September 30, 2015. No impairment expense was recognized in either the comparable period of 2014 or the three months ended September 30, 2015.

Operating income (loss)

        The Company recorded an operating loss of $417,000 and $783,000, respectively, for the three and nine months ended September 30, 2015. For the three and nine months ended September 30, 2014, the Company recognized an operating loss of $178,000 and $182,000, respectively. The increase in operating loss for the nine and three month periods ended September 30, 2015 was mainly to the reduced sales levels.

Net income (loss)

The Company recorded a net loss of $396,000 and $871,000, respectively, for the three and nine months ended September 30, 2015. For the three and nine months ended September 30, 2014, the Company recognized a net loss of $150,000 and $159,000, respectively. The increase in net loss for the nine and three month periods ended September 30, 2015 was mainly due to reduced sales levels and impairments of the Company’s investment in Telkoor in 2015 which were not recorded in 2014.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2015, we had cash and cash equivalents of $1.4 million and working capital of $3.0 million. This compared with cash and cash equivalents of $2.1 million and working capital of $3.6 million at December 31, 2014. The decrease in cash and cash equivalents and working capital was due mainly to the operating loss.

Net cash used by operating activities totaled $595,000 for the nine months ended September 30, 2015 compared to net cash provided by operating activities of $154,000 for the nine months ended September 30, 2014. The decrease in cash provided by operating activities for the comparable periods was primarily the result of the operating loss, an increase in inventories, a decrease in accounts payable balances and deferred revenues offset by a reduction of accounts receivable balances.

Net cash used in investing activities was $130,000 for the nine months ended September 30, 2015 compared to $101,000 for the nine months ended September 30, 2014. The net usage of cash for investing activities in 2015 and 2014 was due to purchases of equipment net of retirements.

There were no financing activities for the nine months ended September 30, 2015. Net cash used by financing activities for the nine months ended September 30, 2014 was $90,000 which represented purchases of treasury stock related to the liquidation of the Company’s Employee Stock Ownership Plan.

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

We generated an operating and net loss during the three and nine months ended September 30, 2015, we have historically experienced operating and net losses, and we may experience such losses in the future.

      For the nine months ended September 30, 2015, we had operating loss of $783,000 and a net loss of $871,000 compared to an operating loss of $182,000 and a net loss of $159,000 for the nine months ended September 30, 2014. Although we have actively taken steps to increase our revenue and reduce manufacturing and operating costs, we may incur operating and net losses in the future unless we increase revenues by selling current and custom design products, and continue seeking manufacturing cost reductions through offshore strategic agreements with contract manufacturers.

We depend on Telkoor to design and manufacture some of our products and depend on a manufacturing rights agreement with Telkoor under which we have the right to directly place purchase orders with third party manufacturers.

We depend on Telkoor, our largest shareholder and one of our third party subcontractors, for design and manufacturing capabilities for some of the products that we sell. If Telkoor is unable or unwilling to continue designing or manufacturing our products in required volumes and with a certain level of quality on a timely basis, that could lead to loss of sales and adversely affect our operating results and cash position. We also depend on Telkoor's intellectual property and ability to transfer production to third party manufacturers. Failure to obtain new products in a timely manner or delay in delivery of products to customers will have an adverse effect on our ability to meet our customers’ expectations.  In addition, we operate in highly competitive markets where our ability to sell Telkoor’s products could be adversely affected by Telkoor’s agreements with other companies, long lead-times and the high cost of Telkoor’s products.  Also, in 2012, Telkoor’s manufacturing lead-times increased, which has hindered our ability to respond to our customers’ needs.  Telkoor’s principal offices, research and development and manufacturing facilities are located in Israel. Political, economic, and military conditions in Israel directly affect Telkoor’s operations.  We are also dependent upon Telkoor’s terms and conditions with its contract manufacturers for some of our products, which terms and conditions may not always be in our best interest.  In 2010, the Company purchased certain IP from Telkoor in order to reduce its dependency on Telkoor with respect to a certain line of products. We also entered into a Manufacturing Rights Agreement with Telkoor in 2012, pursuant to which we were granted the non-exclusive right to directly place purchase orders for certain products from third party manufacturers in consideration for payment of royalties to Telkoor. This agreement currently accounts for a significant portion of our sales. In the event this agreement is terminated for any reason, it would materially affect our profitability and cash position.

If Telkoor is unable to continue operating as a going concern, our operational and financial results may be significantly adversely affected. Due to extensive losses incurred by Telkoor during 2014 and resultant limited liquidity, Telkoor’s auditors expressed doubt regarding the continued existence of Telkoor as a going concern in its audit opinion regarding Telkoor’s financial statements for the quarter ended September 30, 2014, the year ended December 31, 2014, and the quarter ended June 30, 2015. If Telkoor is unable to rectify its current liquidity problem, there is the possibility that Telkoor will not be able to continue operating in the coming year. We may lose our ability to continue manufacturing product under our Manufacturing Rights Agreement with Telkoor, we may lose our ability to collect on accounts receivable due from Telkoor and may be forced to fully impair our investment in Telkoor which may significantly adversely affect our operational and financial results.

We are dependent upon our ability, and our contract manufacturers’ ability, to timely procure electronic components.

Availability of raw materials extends our production lead-time and contributes directly to our production costs.  Some materials are no longer available to support some of our products, thereby requiring us to search for cross materials or, even worse, redesign some of our products to support currently-available materials.  Such redesign efforts may require certain regulatory and safety agency re-submittals, which may cause further production delays. While we have initiated actions that we believe will limit our exposure to such problems, the dynamic business conditions in many of our markets may challenge the solutions that have been put in place, and issues may recur in the future.

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

Our success depends on our ability to attract, retain and motivate our key management personnel, including, but not limited to, our President and CEO, our V.P. of Finance, marketing and sales personnel, and key engineers necessary to implement our business plan and to grow our business. Competition for certain specific technical and management skill sets is intense. If we are unable to identify and hire the personnel that we need to succeed, or if one or more of our present key employees were to cease to be associated with us, our future results could be adversely affected. Mr. Kohn continues to serve in his role as our President and CEO. However, Mr. Kohn’s employment agreement expired on December 31, 2010, and as of November 13, 2015, Mr. Kohn and the Company had not signed a new employment agreement.

We depend upon a few major customers for a majority of our revenues, and the loss of any of these customers, or the substantial reduction in the quantity of products that they purchase from us, would significantly reduce our revenues and net income.

We currently depend upon a few major OEMs and other customers for a significant portion of our revenues. We had three customers that accounted for more than 10% of total revenue for the three and nine months ended September 30, 2015. We have experienced a reduction of orders by OEMs and a reduction or cancellation of orders, scaling back of certain activities and workforce layoffs by other customers. The loss of any of these customers, or a substantial reduction in the quantity of products that they purchase from us, would significantly reduce our revenues and net income. Furthermore, diversions in the capital spending of certain of these customers to new network elements have and could continue to lead to their reduced demand for our products, which could, in turn, have a material adverse effect on our business and results of operations. If the financial condition of one or more of our major customers should deteriorate, or if they have difficulty acquiring investment capital due to any of these or other factors, a substantial decrease in our revenues would likely result.

We are dependent on the electronic equipment industry and accordingly will be affected by the impact on that industry of current economic conditions.

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

Sales to customers outside of North America accounted for 59.0% of net revenues in the nine months ended September 30, 2015 and for 50.4% of net revenues in the year ended December 31, 2014 and we expect that international sales will continue to represent a material portion of our total revenues. International sales are subject to the risks of international business operations as described above, as well as generally longer payment cycles, greater difficulty collecting accounts receivable, and currency restrictions.  In addition, DPL, our wholly-owned subsidiary in the United Kingdom, supports our European and other international customers, distributors, and sales representatives, and therefore is also subject to local regulation.  International sales are also subject to the export laws and regulations of the United States and other countries.

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

Our common stock price is volatile.

Our common stock is listed on the NYSE MKT.  In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects.  The exercise of outstanding options and warrants may adversely affect our stock price and a shareholder’s percentage of ownership.  As of September 30, 2015, we had outstanding options to purchase an aggregate of 1,247,763 shares of common stock, with a weighted average exercise price of $1.48 per share, exercisable at prices ranging from $0.65 to $1.79 per share.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

On November 16, 2015, the Company issued a press release announcing its financial results for the third fiscal quarter ended September 30, 2015 and for the nine months of the period ended September 30, 2015. A copy of the press release is attached as Exhibit 99.1 hereto.

ITEM 6.	EXHIBITS

Exhibits

3.1	Amended and Restated Articles of Incorporation of Digital Power Corporation (1)

3.2	Amendment to Articles of Incorporation (1)

3.3	Amendment to Articles of Incorporation (2)

3.3	Bylaws of Digital Power Corporation (1)

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release, dated November 16, 2015, issued by Digital Power Corporation

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

(1)	Previously filed with the Commission on October 16, 1996 as an exhibit to the Company’s Registration Statement on Form SB-2.

(2)	Previously filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed December 9, 2013

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

Dated:  November 16, 2015

Digital Power Corporation

By:	/s/ Uri Friedlander
Uri Friedlander
VP of Finance
(Principal Accounting Officer)