Form 10-K
period 2015-12-31
DIGITAL POWER CORP
filed 2016-03-30
CIK 896493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

Yes ☐      No ☑

As of June 30, 2015, the aggregate market value of the voting common stock held by non-affiliates was approximately $3,063,382 based upon the closing price of the common stock on the NYSE MKT on that date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 22, 2016, the number of shares of common stock outstanding was 6,775,971.

DOCUMENTS INCORPORATED BY REFERENCE

None.

As used in this annual report, the terms “we,” “us,” “our,” “Company,” “Digital,” or “Digital Power,” mean Digital Power Corporation, a California corporation, and its subsidiaries unless otherwise indicated.

The following information should be read in conjunction with the Consolidated Financial Statements and the notes thereto located elsewhere in this Annual Report on Form 10-K. This Report, and in particular “Management's Discussion and Analysis of Financial Condition and Results of Operations,” contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In this report, the words "believes," "anticipates," "intends," "expects," "plans," "should," "will," "seeks" and words of similar import identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: our history of net losses; our dependence on third parties, including Advice Electronics Ltd., to design certain of our standard products; the possible limits of our strategic focus on our power supply component competencies; our dependence on a few major customers; uncertainty of market acceptance of our products; the effects of the ongoing slowdown affecting world financial markets; and other factors referenced in "Risk Factors" and other sections of this Annual Report. Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

PART I

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

Our wholly-owned UK-based subsidiary, Digital Power Limited ("DPL"), located in Salisbury, England, operates under the brand name of “Gresham Power Electronics” (“Gresham”). DPL designs, manufactures and sells power products and system solutions mainly for the European marketplace, including power conversion, power distribution equipment, DC/AC (Direct Current/Active Current) inverters and UPS (Uninterrupted Power Supply) products. Our European defense business is specialized in the field of naval power distribution products.

We believe that we are one of the first companies in the power solutions industry to introduce a product strategy based on the premise that products developed with an extremely flexible architecture enable rapid modifications to meet unique customer requirements for non-standard input and output voltages. We continue to sell products with flexible configurations to customers serving diversified applications in telecom, industrial and medical market segments. We believe our high density and high efficiency power products have set an industry standard for providing high-power output in a small packaging sizes.

We market and sell our products to many diverse market segments, including the telecom, industrial, medical and military/defense industries.  Our products serve a global market, with an emphasis on North America and Europe.  We offer a broad product variety, including a full custom product design, standard and modified-standard products. Our unique high-speed switching power rectifiers include but are not limited to defense and commercial custom power products, server power supplies, front-end, open-frame, enclosed, CompactPCI, MicroTCA, Desktop/Wall-mount Adaptors, Power over Ethernet POE) and other product solutions. Our product power range is from 10 watts to 75,000 watts.

In an effort to provide high quality products, better control our manufacturing costs and sell our products in a competitive pricing to support our markets, we have entered into several contract manufacturing agreements with several manufacturers both domestically and in Asia, primarily China. To comply with the US International Traffic in Arms Regulations (“ITAR”) regulations, we manufacture our military products by a domestic manufacturer that complies with US ITAR regulations and is certified to perform such manufacturing services.

We intend to remain an innovative leader in the development of cutting-edge custom power solutions and feature rich products to meet any customer needs and requirements, rugged power systems to meet harsh and extreme operation environment conditions, and high efficiency, high-density and scalable power systems.

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

Custom Power System Solution.    We provide high-grade custom power system solutions to several customers in multiple industry segments. Our custom solution technology includes full Digital Signal Processing (“DSP”) control, digital load sharing intelligent power management and customizable firmware. The products feature high power density, special layout and multiple outputs to meet each of our customer’s unique requirements. We combine our power design capabilities with the latest circuit designs to provide complete power solutions for virtually any need. In the design of custom power solutions, we work closely with our customers’ engineering teams to develop mechanical enclosures to ensure 100% compatibility with any hosted platform.

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

High-Grade Flexibility Series Power Supply Product. We offer our feature rich based power rectifiers that support flexible configuration and high-grade design implementation. This includes innovative designs and implementation including DSP control for Power Factor Correction (“PFC”) and DC/DC, synchronous rectifier outputs under DSP control, two phase PFC, hot pluggable, current sharing and other features. While some of our customers have special requirements that include a full custom design, other customers may require only certain electrical changes to standard power supply products, such as modified output voltages and unique status and control signals, and mechanical repackaging tailored to fit the specific application. We offer a wide range of standard and modified standard products that can be easily integrated with any platform across our diversified market segments.

Value-Added Services.    In addition to our custom solutions and high-grade flexibility series proprietary products that we offer, we also provide value-added services to original equipment manufacturers (“OEMs”).  We incorporate an OEM’s selected electronic components, enclosures, cable assemblies and other compliance components into our power system solutions to produce a power subassembly that is compatible with the OEM’s own equipment and specifically tailored to meet the OEM’s needs.  We purchase parts and components that the OEM itself would otherwise attach to, or integrate with, our power systems, and provide the OEM with the integration and installation service, thus eliminating a complex, time-consuming and costly integration.  We believe that this value-added service is well suited to those OEMs who wish to reduce their vendor base and minimize their investment in manufacturing that leads to increased fixed costs.  Based on these value-added services, the OEMs do not need to build assembly facilities to manufacture their own power sub-assemblies and thus are not required to purchase individual parts from many vendors.

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

We sell products to our OEM customers through direct sales or through our sales channels, including our manufacturers’ representatives and distributors.  Our sales strategy is to identify and focus on strategic accounts. This strategy allows us to maintain a close and direct relationship with such accounts, which positions us as the supplier of choice for these customers’ challenging, innovative and demanding new product requirements.  In striving for additional market share, we simultaneously seek to strengthen our traditional sales channels of manufacturer representatives and distributors. We plan to continue to build more channels and increase our market share through 2016.

Commercial Customers. We serve global commercial markets including medical, telecom, and industrial companies. Our products are used in a variety of applications and operate in a broad range of systems where customers require mission critical power reliability and occasionally extreme environmental conditions.

Medical (Patient Contact and Non-patient Contact):

●	Colonoscopy imaging system
●	Imaging, dispensing equipment
●	Ventilators
●	Dialysis, endoscopy, surgical equipment
●	Ultrasound, MRI
●	Oxygen concentrations

Telecom:

●	Switches/Routers
●	Storage/Data servers
●	Servers
●	Broadband networks and video broadcast systems
●	Fiber optic networks
●	Wireless systems

Industrial Process Equipment and Embedded Controls:

●	Packaging equipment, pumps, CNC machines, laser
●	Intelligent / LED lighting
●	Industrial printers
●	Laboratory and diagnostic instrument
●	Scientific equipment
●	Advanced projectors

Military/Defense Customers. We have developed a broad range of rugged product solutions for the military and defense market, featuring the ability to withstand harsh environments.  These ruggedized product solutions, which include both custom modifications and full custom designs, are designed for combat environments and meet the requirements of our defense customers. We are compliant with the regulations of ITAR and are an approved vendor for the U.S. Air Force, Navy and Army.

At the core of every military electronic system is a power supply. Mission critical systems require rugged high performance power platforms that will operate and survive the harsh environmental conditions placed upon such systems. Our power supplies, which include the following, function effectively in these severe military environments:

●	Missiles – Ground-to-Air, Air-to-Air and Sea-to-Air
●	Naval – Naval power conversion and distribution
●	Mobile and Ground Communications – Active Protection, Communications and Navigation
●	Artillery – Gyro modular azimuth position and navigation system
●	Surveillance, test equipment
●	UAV (Unmanned Aerial Vehicle) – Very lightweight power systems

Our military products meet the relevant defense standards MIL-STD in accordance with the Defense Standardization Program Policies and Procedures. Space, weight, output power, electromagnetic compatibility, power density and multiple output requirements are only part of the challenges that any military power supply design faces. With many decades of experience, our engineering teams meet these tough challenges. Our power supplies are a critical component of many major weapon systems worldwide.

Our wholly-owned subsidiary DPL develops and manufactures some military and defense products manly being deployed in international naval fleets.

Full custom military project services:

●	Program management for each project
●	Quality assurance and control:
o	ISO 9001: 2008 and ISO 17025: 2005 certified
o	Compliance with AS9100 through our manufacturing
o	Compliance with MIL-Q 9858A
o	Compliance with environmental testing in accordance with MIL-STD 810, MIL-STD 202
o	FRACAS (Failure Reporting, Analysis, and Corrective Action System)
o	100% screening, including ESS (Environmental Stress Screening) and ATP (Acceptance Test Procedure) with random vibration and temperature cycling tests

●	Product Tests:
o	Vertical Random Vibration
o	Sine Sweep Vibrations
o	Shock
o	Salt
o	Fog
o	Polar Temperatures

●	Typical Product Features:
o	Wide input voltage range
o	Multi-output voltages (DC and AC)
o	Fully approved according to MIL-STD 704, MIL-STD 1275 and MIL-STD 1399
o	Environmental conditions per MIL-STD 810
o	EMI/RFI per MIL-STD 461
o	Wide operating temperature range of -56°C up to +105°C
o	Power output up to 72,000 Watts (3 x 24,000 Watts system)
o	High switching frequency up to 500KHz
o	High efficiency, over 92%
o	High power density up to 28 watts/inch 3
o	Power factor correction
o	Redundancy and hot swap N+1
o	Switching Frequency sync to external clock
o	Free convection, forced air cooling and base plate cooling

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

Furthermore, we believe that we have the talent and engineering experience to satisfy any of our customers’ product or platform requirements.  If an OEM customer specifies a different set of power system parameters, we will custom design or modify a product to meet the OEM’s requirements. With a wide range of solutions from our custom designs to our high-grade flexibility series products, our professional design team can provide economical and timely product solutions to our OEM customers.  In addition, as our power systems meet all appropriate environmental requirements and safety standards, our smaller OEM customers can expedite the process of independent safety agency testing by companies such as Underwriters Laboratories, and save considerable expense. By offering OEM customers choices with our custom, flexibility series, high-grade and high-efficiency power system solutions, we believe we provide certain strategic advantages over our competitors.

Digital Power Limited (Gresham Power Electronics)

Digital Power Limited, our wholly-owned subsidiary organized and headquartered in Salisbury, United Kingdom , designs, manufactures, and distributes switching power supplies, uninterruptible power supplies, and power conversion and distribution equipment frequency converters for the commercial and military markets, under the name Gresham Power Electronics (“Gresham”). Frequency converters manufactured by Gresham are used by naval warships to convert their generated 60-cycle electricity supply to 400 cycles. This 400-cycle supply is used to power their critical equipment such as gyro, compass, and weapons systems. Gresham also designs and manufactures transformer rectifiers for naval use. Typically, these provide battery supported back up for critical DC systems, such as machinery and communications.  In addition, higher power rectifiers are used for the starting and servicing of helicopters on naval vessels, and Gresham now supplies these as part of overall helicopter start and servicing systems. We believe that Gresham products add diversity to our product line, provide greater access to the United Kingdom and European markets, and strengthen our engineering and technical resources.

Manufacturing and Testing

Consistent with our strategy of focusing on custom design products and high-grade flexibility series products, we aim to maintain a high degree of flexibility in our manufacturing through the use of strategically focused contract manufacturers. We select contract manufacturers to ensure that they will meet our near term cost, delivery, and quality goals. In addition, we believe these relationships will eventually give us access to new markets and beneficial cross-licensing opportunities. The competitive nature of the power supply industry has placed continual downward pressure on selling prices.  In order to achieve our low cost manufacturing goals with labor-intensive products, we have entered into manufacturing agreements with certain contract manufacturers domestically and in Asia.

We sell certain products that are developed, manufactured and sold to us by Advice Electronics Ltd. (“Advice”), an Israeli company that acquired the assets and commercial operations of our major shareholder Telkoor Telecom Ltd. in January 2016. We entered into a manufacturing and royalty rights agreement with Advice in January 2016. This agreement formalized the business relationship between Advice and us in order to allow us to continue manufacturing certain of Telkoor’s products (currently owned by Advice) and the respective royalty charge.

In June 2015, OHM Power Solutions Ltd. (“Ohm”) acquired from Telkoor its entire military assets and military operation. The asset sale between Telkoor and Ohm does not affect our ability to manufacturing and sell certain of Telkoor’s military products.

We are continually improving our internal processes, while monitoring the processes of our contract manufacturers, to ensure the highest quality and consistent manufacturing of our power solutions. We test all of our products under stress operating conditions per defined test procedures we developed as part of the production process. This approach ensures that our customers can use our power supplies right out of the box. Customer specific testing services are offered with custom designed test stands to simulate operation within our customer applications.

Compliance with international safety agency standards is critical in every application, and power solutions play a major role in meeting these compliance requirements. Our safety engineers and quality assurance teams help ensure that our custom products are designed to meet all safety requirements and are appropriately documented to expedite safety approval processes.

Regulatory Requirements

We and our contract manufacturing partners are required to meet applicable regulatory, environmental, emissions, safety and other requirements where specified by the customer and accepted by us or as required by local regulatory or legal requirements. The products that we market and sell in Europe may be subject to the 2003 European Directive on Restriction of Hazardous Substances (“RoHS”), which restricts the use of six hazardous materials in the manufacture of certain electronic and electrical equipment, as well as the 2002 European Directive on Waste Electrical and Electronic Equipment (“WEEE”), which determines collection, recycling and recovery goals for electrical goods. In July 2006, our industry began phasing in RoHS and WEEE requirements in most geographical markets with specific emphasis on consumer-based products.   We believe that RoHS and WEEE-compliant components may be subject to longer lead-times and higher prices as the industry transitions to these new requirements.

Some of our products are subject to ITAR regulation and restrictions, which is administered by the U.S. Department of State. ITAR controls not only the export of certain products specifically designed, modified, configured or adapted for military systems, but also the export of related technical data and defense services and foreign production. We obtain required export licenses for any exports subject to ITAR. Compliance with ITAR may require a prolonged period of time; if the process of obtaining required export licenses for products subject to ITAR is delayed, it could have a materially adverse effect on our business, financial condition, and operating results. Any future restrictions or charges may be imposed by the United States or any other foreign country. In addition, from time to time, we enter into defense contracts to supply technology and products to foreign countries for programs that are funded and governed by the e U.S. Foreign Military Financing program.

Sales and Marketing

We market our products directly through our internal sales force as well as through our channel partners including independent manufacturer representatives (Reps) and distributors.  Each manufacturing Rep promotes our products in a particular assigned geographic territory.  Generally, the Rep has the opportunity to earn exclusive access to all potential customers in the assigned territory as a result of achieving its marketing and sales goals as defined in the representative agreement. Our manufacturer representative agreements provide for a commission equal to 5% of gross sales of new “design-in” and 1.75% of gross sales for retention, payable after products were shipped to the customer in the assigned territory.  Typically, either we or the Reps are entitled to terminate the Rep agreement upon 30 days’ written notice.

Historically, we have also sold products through multiple power focused distributors. Distributors are not assigned to a particular geographical territory.  Each of these arrangements can be terminated by either party upon 30 days’ written notice.

We provide comprehensive collateral including product data sheets, participation in trade shows, and our website, www.digipwr.com.  We use our website to emphasize our capabilities and marketing direction. All products specifications are uploaded onto our website and accessible to the marketplace. We will continue to enhance our website by adding more features and functionalities, such as e-commerce, that will allow our customers to make direct purchases through our website. Our future promotional activities will likely include advertising in industry-specific publications, as well as public relations for our new products.

Engineering and Technology

Our engineering and product development efforts are primarily directed toward developing new products in connection with custom product design and modification of our standard power systems to provide a broad array of individual models.

Our new custom product solutions are driven by our ability to provide to our customers advanced technology that meets their product needs and supports special operation and environmental requirements, with a short turnaround time and a very competitive price point. We believe that we are successfully executing our strategic account focus, as evidenced by the award of second and third generation product development contracts from some of these customers. Our standard contract for custom power solutions includes a multi-year high-volume production forecast that could allow us to secure long-term production guarantees while providing an environment that promotes the development of our IP portfolio.

We also outsource some of our product development projects to engineering partners in order to achieve the best technological and product design results for the targeted application customer requirements. When required, we also modify standard products to meet specific customer requirements, including, but not limited to, redesigning commercial products to meet MIL-STD requirements for military applications based on commercial off the shelf (“COTS”) products and for other customized product requirements, when applicable. We continually seek to improve our product power density, adaptability, and efficiency, while attempting to anticipate changing market demands for increased functionality, such as PFC controlled DSP, customized firmware and improved EMI (electromagnetic interference) filtering. We continue to attempt to differentiate all of our products from commodity-type products by enhancing, modifying and customizing our existing product portfolio, using our engineering integrating laboratory located in California.

Competition

The power system solutions industry is highly fragmented and characterized by intense competition. Our competition includes hundreds of companies located throughout the world, some of which have advantages over us in terms of labor and component costs, and some of which may offer products comparable in quality to ours. Many of our competitors, including Bel Fuse), Artesyn Embedded Technologies, TDK-Lambda, Delta Electronics, Murata and Mean-Well Power Supplies, have substantially greater fiscal and marketing resources and geographic presence than we do. If we are successful in increasing our revenues, competitors may notice and increase competition efforts with our customers. We also face competition from current and prospective customers who may decide to internally design and manufacture power supplies needed for their products.  Furthermore, certain larger OEMs tend to contract only with larger power supply manufacturers.

We anticipate in the current economic situation, that additional competitors may enter into strategic alliances or even acquisitions. Competition could thus become more problematic if consolidation trends in the electronics industry continue and some of the OEMs to whom we sell our products are acquired by larger OEMs. To remain competitive, we must continue to compete favorably on the basis of value by providing reliable manufacturing, offering customer-driven engineering services including custom design and manufacturing, continuously improving quality and reliability levels, and offering flexible and reliable delivery schedules.

We believe that our power system solutions and advanced technology is superior to our competitors’ power supplies mainly because they use the latest power technology processing and controls which make these power supplies highly customized and efficient. The power-to-volume ratio, makes our power solutions more compact compared to what is offered by our competitors and is suitable in custom infrastructures to meet our customers’ requirements.

Another advantage of our power system solutions product line is based on the “Flexible” series that employs adjustable power range and a selectable number of output product design platforms.  We believe we have a competitive position with our targeted customers who need a high-quality, compact product, which can be readily modified to meet the customer’s unique requirements. We have designed the base model power system platform so that it can be quickly and economically modified and adapted to the specific power needs of any hosting platform or OEM. This “flexibility” approach has allowed us to provide samples of modified power systems to OEM customers only a few days after initial consultation, an important capability given the emphasis placed by OEMs on “time to market.” It also results in very low non-recurring engineering (“NRE”) expenses.  Because of reduced NRE expenses, we do not generally charge our OEM customers for NRE related to tailoring a power system to a customer’s specific requirements. We believe this gives us an advantage over our competitors, many of which charge their customers for NRE expenses.

Raw Materials

The raw materials for power supplies principally consist of electronic components.  These raw materials are available from a variety of sources, and thus we are not dependent on any one supplier.  We generally allow our subcontractors to purchase components based on orders received or forecasts to minimize our risk of unusable inventory.  To the extent necessary, we may allow them to procure materials prior to orders received to obtain shorter lead times and to achieve quantity discounts following a risk assessment.  In addition, we have decided to directly procure certain long lead-time electronic components in an effort to reduce our lead-time.

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

Employees

As of December 31, 2015, we had 26 employees located in the United States and the United Kingdom, of whom six were engaged in engineering and product development, seven in sales and marketing, seven in general operations and six in general administration and finance.  All but two of these employees are employed on a full-time basis.  None of our employees are currently represented by a trade union. We consider our relations with our employees to be good.

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

We generated an operating and net loss during the years ended December 31, 2015 and December 31, 2014, we have historically experienced operating and net losses, and we may experience such losses in the future.

For the year ended December 31, 2015, the Company had an operating loss of $1,003,000 and a net loss of $1,096,000 compared to an operating loss of $542,000 and a net loss of $658,000 for the year ended December 31, 2014.  Although we have actively taken steps to increase our revenue and reduce manufacturing and operating costs, we may incur operating and net losses in the future unless we continue to increase revenues by selling current and custom design products and continue seeking manufacturing cost reductions through contract manufacturers.

We depend on Advice Electronics Ltd. ("Advice") to maintain the technology and to manufacture some of our products. We also depend on the right to manufacture certain products subject to royalty payments with Advice.

In January 2016, Telkoor Telecom Ltd. (“Telkoor”) sold its entire commercial assets to Advice Ltd. which included without limitation product IP, manufacturing rights, customer base, inventory, staff and technological capabilities. Following such transaction, we entered into a manufacturing and distribution agreement with Advice. This agreement will allow us to manufacture certain Advice products (formerly owned by Telkoor) through August 2017 against royalty payments. From August 2017 through December 2020, subject to Advice's consent, we will be allowed to continue distributing and selling certain Advice products while keeping product branding under our brand, after which we will be entitled to distribute the products under DPC branding until December 2020.

We depend on Advice to design and retain product technology up to date and for manufacturing capabilities for some certain of the products that we sell. If Advice is unable or unwilling to continue designing or manufacturing our products in required volumes and with a certain level of quality on a timely basis, that could lead to loss of sales and adversely affect our operating results and cash position. We also depend on Advice's intellectual property and ability to transfer production to third party manufacturers. Failure to obtain new products in a timely manner or delay in delivery of products to customers will have an adverse effect on our ability to meet our customers’ expectations.  In addition, we operate in highly competitive markets where our ability to sell Advice’s products could be adversely affected by Advice's agreements with third parties, long lead-times and the high cost of Advice’s products.  Also, in 2012, Telkoor’s products manufacturing lead-times increased, which has hindered our ability to respond to our customers’ needs.  Advice's principal offices, research and development and manufacturing facilities are located in Israel. Political, economic, and military conditions in Israel directly affect Advice operations.  We are also dependent upon Advice’s terms and conditions with its contract manufacturers for some of our products, which terms and conditions may not always be in our best interest.  In 2010, we purchased certain IP from Telkoor in order to reduce its dependency on Telkoor with respect to a certain line of products. We also entered into a Manufacturing Rights Agreement with Advice , in 2016, pursuant to which we were granted the non-exclusive right to directly place purchase orders for certain products from a third party manufacturer in consideration for payment of royalties to Advice. This agreement currently accounts for a significant portion of our sales. In the event this agreement is terminated for any reason, it would materially affect our profitability and cash position.

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

In addition, some of our products are manufactured, assembled and tested by third party subcontractors and contract manufacturers located domestically and in Asia. While we have had relationships with many of these third parties in the past, we cannot predict how or whether these relationships will continue in the future. In addition, changes in management, financial viability, manufacturing demand or capacity, or other factors, at these third parties could hurt our ability to manufacture our products.

If we do not satisfy the NYSE requirements for continued listing or are unable to comply with our business plan, our common stock could be delisted from NYSE.

The listing of our common stock on the NYSE MKT is contingent on our compliance with the NYSE MKT's conditions for continued listing. On December 18, 2015, we were notified by the NYSE MKT that we were no longer in compliance with the NYSE MKT continued listing standards because our last reported stockholders' equity was below continued listing standards. The NYSE MKT requires that a listed company's stockholders' equity be $4.0 million or more if it has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years.

Following submission of our plan demonstrating how we intend to regain compliance with the continued listing standards, we were notified on March 9, 2016 that the NYSE MKT granted us a listing extension on the basis of our plan until June 19, 2017. We are subject to periodic review by NYSE MKT staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in our common stock being delisted from the NYSE MKT.

There is no assurance that we will be able to regain compliance with the abovementioned standard or any other applicable NYSE MKT listing standard. Upon such an occurrence trading of our common stock will be suspended by the NYSE MKT and we may be delisting by the NYSE MKT. In the event our common stock is no longer listed for trading on the NYSE MKT our tranding volume and share price may decrease and we may experience further difficulties in raising capital which could materially affect our operations and financial results.

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

We have also implemented a series of initiatives designed to increase efficiency and reduce costs.  While we believe that these actions will reduce costs, they may not be sufficient to achieve the required operational efficiencies that will enable us to respond more quickly to changes in the market or result in the improvements in our business that we anticipate. In such event, we may be forced to take additional cost-reducing initiatives, including those involving our personnel, which may negatively impact quarterly earnings and profitability as we account for severance and other related costs. In addition, there is the risk that such measures could have long-term adverse effects on our business by reducing our pool of talent, decreasing or slowing improvements in our products or services, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if and when the demand for our solutions increases and limiting our ability to hire and retain key personnel. These circumstances could cause our earnings to be lower than they otherwise might be.

We are dependent upon our ability to attract, retain and motivate our key personnel.

Our success depends on our ability to attract, retain and motivate our key management personnel, including, but not limited to, our President and CEO, our V.P. of Finance, marketing and sales personnel, and key engineers necessary to implement our business plan and to grow our business. Competition for certain specific technical and management skill sets is intense. If we are unable to identify and hire the personnel that we need to succeed, or if one or more of our present key employees were to cease to be associated with us, our future results could be adversely affected. Mr. Kohn continues to serve in his role as our President and CEO. However, Mr. Kohn’s employment agreement expired on December 31, 2010, and as of March 27, 2016, the Company had not signed a new employment agreement with Mr. Kohn.

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

Since we do not own significant manufacturing facilities, we must rely on, and will continue to rely on, a limited number of contract manufacturers to manufacture our power supply products. Our reliance upon such subcontract manufacturers involves several risks, including reduced control over manufacturing costs, delivery times, reliability and quality of components, unfavorable currency exchange fluctuations, and continued inflationary pressures on many of the raw materials used in the manufacturing of our power supply products. If we were to encounter a shortage of key manufacturing components from limited sources of supply, or experience manufacturing delays caused by reduced manufacturing capacity, inability of our subcontract manufacturers to procure raw materials, the loss of key assembly subcontractors, difficulties associated with the transition to our new subcontract manufacturers or other factors, we could experience lost revenues, increased costs, and delays in, or cancellations or rescheduling of, orders or shipments, any of which would materially harm our business.

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

Some of our products are subject to International Traffic In Arms Regulation (“ITAR”) , which are interpreted, enforced and administered by the U.S. Department of State. ITAR regulation controls not only the export, import and trade of certain products specifically designed, modified, configured or adapted for military systems, but also the export of related technical data and defense services as well as foreign production.  Any delays in obtaining the required export, import or trade licenses for products subject to ITAR regulation and rules could have a material adverse effect on our business, financial condition, and/or operating results.  In addition, changes in United States export and import laws that require us to obtain additional export and import licenses or delays in obtaining export or import licenses currently being sought could cause significant shipment delays and, if such delays are too great, could result in the cancellation of orders. Any future restrictions or charges imposed by the United States or any other country on our international sales or foreign subsidiary could have a materially adverse effect on our business, financial condition, and/or operating results. In addition, from time to time, we have entered into contracts with the Israeli Ministry of Defense which were governed by the U.S. Foreign Military Financing program (“FMF”). Any such future sales would be subject to these regulations.  Failure to comply with ITAR or FMF rules could have a material adverse effect on our financial condition, and/or operating results.

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

Sales to customers outside of North America accounted for 55.7% of net revenues in the year ended December 31, 2015 and for 50.4% of net revenues in the year ended December 31, 2014 and we expect that international sales will continue to represent a material portion of our total revenues. International sales are subject to the risks of international business operations as described above, as well as generally longer payment cycles, greater difficulty collecting accounts receivable, and currency restrictions.  In addition, DPL, our wholly-owned subsidiary in the United Kingdom, supports our European and other international customers, distributors, and sales representatives, and therefore is also subject to local regulation.  International sales are also subject to the export laws and regulations of the United States and other countries.

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

Our common stock price is volatile.

Our common stock is listed on the NYSE MKT LLC.  In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects.  The exercise of outstanding options and warrants may adversely affect our stock price and a shareholder’s percentage of ownership.  As of December 31, 2015, we had outstanding options to purchase an aggregate of 1,288,500 shares of common stock, with a weighted average exercise price of $1.47 per share, exercisable at prices ranging from $0.65 to $1.79 per share.

ITEM 1B.     UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.        DESCRIPTION OF PROPERTY.

Our headquarters utilize 12,396 square foot of leased office, engineering, laboratory, and warehouse space in Fremont, California. (the “Original Premises”).  Our total space lease (the “Lease”) commenced on November 1, 2012 and expires on June 30, 2019.  The annual base rent under the Lease, payable on a monthly basis, increases during the term of the Lease from approximately $138,000 during the first year to approximately $160,000 during the final year; our current rent under the Lease is $12,610 per month.  The Lease also provides for one option to renew for a term of five years.

In September, 2010, our wholly-owned subsidiary, DPL, entered into a new fifteen-year lease for its 25,000 square-foot facility in Salisbury, United Kingdom, where it designs, develops, manufactures, markets and distributes commercial and military power products for the European market. Sales and service support staff for its European network of distributors are located within the building together with other functions, such as engineering and administration.  DPL’s rent expense is approximately $12,000 per month, and DPL has the option to cancel the lease after ten years.

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

Quarter Ended	High	Low
12/31/2015	$0.82	$0.54
09/30/2015	0.95	0.61
06/30/2015	1.25	0.79
03/31/2015	1.3	0.87
12/31/2014	$2.25	$1.24
09/30/2014	1.63	1.09
06/30/2014	1.67	0.83
03/31/2014	2.24	0.60

The last reported sale price of our common stock on the NYSE MKT on March 22, 2016 was $0.40 per share.

              (b)              Holders

As of March 22, 2016, there was an aggregate of 6,775,971 shares of our common stock outstanding, held by approximately 64 holders of record.

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

Our net loss was $1,096,000 for the year ended December 31, 2015 compared to $658,000 for the year ended December 31, 2014.  Part of the loss in 2015 (approximately 36% of the loss) resulted from a decrease in sales, further impairment of our 2011 investment in Telkoor (10% of the loss), stock option expenses (20% of the loss), and amortization of our intellectual property purchased in 2010 (6% of the loss). In 2015, our cash decreased by $869.  A majority of the loss in 2014 (approximately 81% of the loss) resulted from the further impairment of our 2011 investment in Telkoor (27% of the loss), stock option expenses (38% of the loss), and amortization of our intellectual property purchased in 2010 (16% of the loss) all of which did not have a cash effect in 2014.

We believe that our cash will be sufficient to fund our operation in the next 12 months.

Foreign Currency Fluctuations

Our wholly-owned subsidiary, DPL, operates using the United Kingdom pound sterling.  Therefore, we are subject to monetary fluctuations between the U.S. dollar and the United Kingdom pound sterling. The financial statement of the subsidiary is included in our consolidated financial statements based on translation into U.S. dollars.  For the year ended December 31, 2015 and 2014, we recorded a foreign currency translation loss of $100,000 and $ 105,000 in Other Comprehensive Income (Loss) in shareholders’ equity, respectively.

Results of Operations

The table below sets forth certain statements of operations data as a percentage of revenues for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015	2014
Revenues	100.00%	100.00%

Cost of revenues	65.07	63.57
Gross profit	34.93	36.43
Engineering and product development	11.51	9.04
Sales and marketing	15.39	13.94
General and administrative	20.97	19.45
Total operating expenses	47.87	42.43
Operating loss	(12.94)	(6.00)
Impairment of investment	(1.56)	(1.94)
Other income , net	0.21	0.67
Income before tax	(14.29)	(7.27)
Tax Income (expenses)	0.01	(0.01)
Net loss	(14.28)%	(7.28)%

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

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenues

For the year ended December 31, 2015, revenues decreased by 13.9 % to $7,766,000 from $9,022,000 for the year ended December 31, 2014.  The decrease in revenues was mainly due to a decrease in orders and shipments of commercial products and the timing of shipments of military products of our domestic operation. Gross revenues of DPL declined by approximately 3.3 % primarily due to decrease of commercial sales.

Revenues derived from our defense products for the year ended December 31, 2015 were $2,964,000, an increase of 14.7% from revenues of $2,584,000 from defense products for the year ended December 31, 2014. The increase was primarily attributable to partial deliveries of an incremental major naval military contract in 2015.  Revenues derived from our commercial products for the year ended December 31, 2015 decreased by 25.4% to $4,802,000 from $6,438,000 for the year ended December 31, 2014.  The decrease in commercial product revenue in 2015 resulted primarily from a commercial products by DPL.

Revenues from our domestic operations decreased by 22.6% to $3,833,000 for the year ended December 31, 2015, from $4,953,000 for the year ended December 31, 2014. The decrease in product revenues was mainly attributed to a decrease in sales of our standard commercial products.

Revenues from our European operations (Gresham/DPL) decreased 3.4% to $3,933,000 for the year ended December 31, 2015 compared to $4,069,000 for the year ended December 31, 2014. The decrease was primarily attributable to a decrease of commercial product sales of standard products.

Gross Margins

Gross margins were 34.9% for the year ended December 31, 2015, compared to 36.4% for the year ended December 31, 2014.  The decrease in gross margins for the year ended December 31, 2015 compared to the comparable period of 2014 was mainly due to the effect of lower revenues on fixed manufacturing overhead costs and changes in the product mix.

Engineering and Product Development

Engineering and product development expenses were $894,000, or 11.5% of revenues, for the year ended December 31, 2015, compared to $816,000, or 9% of revenues, for the year ended December 31, 2014 The overall increase in our engineering and product development expenses for the comparative periods was mainly due to multiple projects of full custom product development for new applications and new markets. These products developments required contracted engineering services and safety license fees associated with their developments.

Selling and Marketing

Selling and marketing expenses were $1,195,000, or 15.4% of revenues, for the year ended December 31, 2015, compared to $1,258,000, or 13.9% of revenues, for the year ended December 31, 2014. The decrease in selling and marketing expenses for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily the result of a temporary decrease in direct manpower cost due to a reduced headcount. In July 2015 the company hired two senior sales that it dismissed in December 2015.

General and Administrative

General and administrative expenses were $1,627,000, or 20.9% of revenues, for the year ended December 31, 2015, compared to $1,755,000, or 19.4% of revenues, for the year ended December 31, 2014. The decrease in our general and administrative expenses for the comparative period was mainly due to lower stock based compensation expenses which accounted for a $20,000 decrease from 2014 to 2015, one-time costs of our U.K subsidiary at 2014, lower legal costs and design of our former CFO .

Impairment of investment

We recorded an impairment of our investment in Telkoor of $110,000 for the year ended December 31, 2015 compared to $175,000 for the year ended December 31, 2014. In the year ended December 31, 2014, an independent appraiser valuated the holding value of this investment based upon guidelines outlined in ASC 320 and concluded the fair value of the asset.

Financial Income, Net

Financial income was $16,000 for the year ended December 31, 2015 and consisted of foreign currency fluctuations compared to $60,000 for the year ended December 31, 2014 that consisted also from foreign currency fluctuations and proceeds from the sale of an equity investment realized from a previously demutualized executive insurance policy.

Net Loss

For the year ended December 31, 2015, we had a net loss of $1,096,000 compared to a net loss of $658,000 for the year ended December 31, 2014 as detailed in the above narrative.

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

During 2015 and 2014, we recorded inventory write-offs of $9,000 and $13,000, respectively.

Allowance for Doubtful Accounts

Our accounts receivable are derived from sales to customers located primarily in the U.S. and Europe.  We perform ongoing credit evaluations of our customers’ financial condition and currently require no collateral from our customers.  An allowance for doubtful accounts for estimated losses is maintained in anticipation of the inability of customers to make required payments. The allowance for doubtful accounts as of December 31, 2015 and 2014 was $0, respectively. When we become aware that a specific customer is unable to meet its financial obligations as a result of bankruptcy or the deterioration of the customer’s operating results or financial position, for example, we record a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance.  We are not able to predict changes in the financial condition of customers, and if the condition or circumstances of our customers deteriorates, estimates of the recoverability of trade receivables could be materially affected and we may be required to record additional allowances.  Alternatively, if our estimates are determined to be greater than the actual amounts necessary, we may decrease a portion of such allowance in future periods based on actual collection experience.

Marketable Securities

We have classified our investment in Telkoor's shares in accordance with ASC 320, "Investment in Debt and Equity Securities" and ASC 325, “Investment – Other”. Marketable securities classified as “available for sale securities” are carried at fair value, based on quoted market prices. Unrealized gains and losses are reported in a separate component of shareholder’s equity in "accumulated other comprehensive loss" in equity. When evaluating the investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not that we will be required to sell the investment before recovery of the investment's amortized cost basis.

Equity securities that do not have readily determinable fair values (i.e., non-marketable equity securities) and are not required to be accounted for under the equity method are typically carried at cost (i.e., cost method investments), as described in ASC 325-20.

We recorded an impairment of its investment in Telkoor of $110,000 for the year ended December 31, 2015 compared to $175,000 for the year ended December 31, 2014. In the year ended December 31, 2014, an independent appraiser evaluated the holding value of this investment based upon guidelines outlined in ASC 320 and concluded the fair value of the asset had declined by $175,000 from its value reported in the financial statements for the year ended December 31, 2013.

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

We estimate the fair value of stock options granted under ASC 718, using the Black-Scholes option-pricing model, which uses the following assumption:

Expected volatility is based on historical volatility, which is representative of future volatility over the expected term of the options. The expected term of options granted was determined based on the simplified method, which is calculated as the midpoint between the vesting date and the end of the contractual term of the option. The risk free interest rate is based on the yield of U.S Treasury bonds with equivalent terms. The dividend yield is based on our historical and future expectation of dividends payouts. We have not paid cash dividends historically and has no plans to pay cash dividends in the foreseeable future.

Liquidity and Capital Resources

On December 31, 2015, we had cash and cash equivalents of $1,241,000 and working capital of $2,659,000. This compares with cash and cash equivalents of $2,110,000 and working capital of $3,588,000 at December 31, 2014. The decrease in cash and cash equivalents was due mainly to operational losses.

Net cash used provided by operating activities totaled $529,000 and $669,000 for the years ended December 31, 2015 and December 31, 2014, respectively.  The decrease in net cash used by operating activities for the year ended December 31, 2015 was mainly due to the operating loss.

Net cash used in investing activities was $306,000 for the year ended December 31, 2015, compared to net cash used in investing activities of $119,000 for the year ended December 31, 2014. The increase of the net usage of cash from investing activities was primarily related to leasehold improvements at DPL.

Net cash used by financing activities was $0 and $90,000 for the year ended December 31, 2015 and December 31, 2014, respectively, The decrease related to the purchase of treasury stock related to the closing of our ESOP plan.

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

In September, 2010, our wholly-owned subsidiary, DPL, entered into a new fifteen year lease for its 25,000 square-foot facility in Salisbury, United Kingdom, where it designs, develops, manufactures, markets and distributes commercial and military power products for the European market. Sales and service support staff for its European network of distributors are located within the building together with other functions, such as engineering and administration.  DPL’s rent expense is approximately $12,000 per month, and DPL has the option to cancel the lease after ten years.

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

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2015, we have carried out an evaluation, under the supervision of, and with the participation of, our management, including our Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of our controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) were effective as of the end of the period covered by the report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated 2013 Framework. The 2013 Framework is expected to help organizations design and implement internal control in light of many changes in business and operating environments since the issuance of the original framework, broaden the application of internal control in addressing operation and reporting objectives, and clarify the requirements for determining what constitutes effective internal controls.  Our management has concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

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

Evaluation of Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10.      DIRECTORS,   EXECUTIVE   OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the positions and offices presently held by each of our current directors and executive officers and their ages:

Name	Age	Positions Held
Amos Kohn	56	President, Chief Executive Officer, and Director
Uri Friedlander	53	Vice President of Finance, Chief Accounting Officer
Ben-Zion Diamant	66	Chairman of the Board and Director
Israel Levi	75	Director (2)
Haim Yatim (1)	52	Director (2)
Moti Rosenberg	67	Director (2)

(1)     On November 13, 2014, Haim Yatim, who had served as a director since 2011, resigned from the Board of Directors and was reappointed on March 3, 2015.

(2)     Member of the Audit, Compensation and Nominating and Governance Committees.

Each of the directors named above will serve until the next annual meeting of our shareholders or until his respective successor is elected and qualified.   Subject to the terms of applicable employment agreements, our executive officers serve at the discretion of our Board.

Amos Kohn

               Amos Kohn, 56, has served as a member of our board of directors since 2003, as our President and Chief Executive Officer since 2008. From March 2011 until August 2013 Mr. Kohn also served as interim Chief Financial Officer. Mr. Kohn has more than 20 years of successful global executive management experience, including multiple C-level roles across private and established, publicly-traded companies. Mr. Kohn has successfully managed cross-functional teams, driven corporations to high profitability, built customer loyalty and led businesses through expansion and sustained growth. His areas of expertise include operations, technology innovation, manufacturing, strategic analysis and planning and M&A. Mr. Kohn was Vice President of Business Development at Scopus Video Networks, Inc., a Princeton, New Jersey company that develops and markets digital video networking products (2006-2007); Vice President of Solutions Engineering at ICTV Inc., a leading provider of network-based streaming media technology solutions for digital video and web-driven programming, located in Los Gatos, California (2003-2006); Chief Architect at Liberate Technologies, a leading company in the development of a full range of digital media processing for telecom and cable TV industries, located in San Carlos, California (2000-2003); and Executive Vice President of Engineering and Technology at Golden Channel & Co., the largest cable television multiple-systems operator (MSO) in Israel, where he had executive responsibility for developing and implementing the entire nationwide cable TV system (1989-2000). Mr. Kohn holds a degree in electrical and electronics engineering and is named as an inventor on several United States and international patents. We believe that Mr. Kohn’s extensive executive-level management experience in diversified industries, including, but not limited to, power electronics, telecommunications, cable television, broadcast and wireless, as well as his service as a director on our board since 2003, give him the qualifications and skills to serve as one of our directors.

Uri Friedlander

Since 1997, Mr. Friedlander, age 53, has served as the Chief Financial Officer of Telkoor Telecom Ltd., the Company's largest shareholder. From 1991 to 1997, Mr. Fridlander was the controller of I.T.L Ltd., a developer of electro optic military systems, and Q.P.S Ltd., a developer of power supplies, units of the Clal Electronics Ltd. Group. From 1986 until 1991 he served as an auditor for Lyboshitz & Kasirer (Arthur Andersen) public accountants. Mr. Friedlander earned a B.A. in accounting and economics from Tel-Aviv University.

Ben-Zion Diamant

Ben-Zion Diamant, 66, has served as a member of our Board of Directors, and has been Chairman of our Board, since 2001. From March 2008 through July 2008, he also served as our Interim President and Chief Executive Officer. He has served as Chief Executive Officer of Telkoor Telecom Ltd. since August 2008; from 1994 through July 2008, he served as Chairman of the Board of Directors of Telkoor and has served as a director of Telkoor since then. From 1992 through 1994, he was a partner and business development manager at Phascom, and from 1989 to 1992, he was a partner and manager at Rotel Communication. Mr. Diamant holds a B.A. degree in political science from Bar-Ilan University.  We believe that Mr. Diamant’s business development and executive-level experience, as well as his service as Chairman of our Board since 2001, give him the qualifications and skills to serve as one of our directors.

Israel Levi

Israel Levi, 75, is a seasoned telecommunications, technology, and business operations executive with multi-disciplinary expertise in operations management, quality control, information technology, systems, and R&D organizations. Mr. Levi served as an officer and held senior management positions including Senior Vice President of Worldwide Operations and Quality, Senior Vice President of Systems and Technology and Senior Vice President of Research & Development with Harmonic, Inc. from 1989 to 2007. Previous to that, he directed product development at Digital Switch Corporation (currently Nortel), Catel Telecommunications and Bell Northern Research (currently Nortel). Mr. Levi received his M.S. degree in Electrical Engineering from Carleton University, Ottawa, Canada and a B.Sc. degree from Technion Institute of Technology, Haifa, Israel. He is named as an inventor on 5 patents and previously served on the Board from 2008 until 2010.

Haim Yatim

Haim Yatim, 52, has served as a member of our Board of Directors from September 2011 until his resignation in November, 2014. Mr. Yatim rejoined the Company as a director in March, 2015. Mr. Yatim currently serves as Chief Financial Officer of Fularo Ltd., a privately held company in the internet industry where he is responsible for the finance team, business operations, financial planning and financial reports. From 2006 until 2010 he served as Chief Financial Officer and Board Member of  SimiGon Ltd., a publicly traded company (AIM:SIM) that develops software for the training and simulation industry. Previously, Mr. Yatim served as CFO of the Company. As the company CFO, Mr. Yatim was responsible for financial reporting to the SEC, corporate accounting and tax preparation, budgeting, forecasting, and risk management. Prior his role at Digital Power, Mr. Yatim was a partner of Kost Forer Gabbay & Kasierer, a Member of Ernst & Young Global where he advised on successful NASDAQ listings of technology companies. Mr. Yatim holds a B.Sc. in Accounting and Economics from University of Tel-Aviv, Israel.

Moti Rosenberg

Moti Rosenberg, 67, has served as an independent consultant to various companies in the design and implementation of homeland security systems in Europe and Africa since 2010. From 2004 to 2009, he served as a special consultant to Bullet Plate Ltd., a manufacturer of armor protection systems, and NovIdea Ltd., a manufacturer of perimeter and border security systems. From 2000 to 2003, Mr. Rosenberg was the general manager of ZIV U.P.V.C Products Ltd.'s doors and window factory. Mr. Rosenberg is an active reserve officer and a retired colonel from the Israeli Defense Force (IDF), where he served for 26 years and was involved in the development of weapon systems. In the IDF, Mr. Rosenberg served in various capacities, including platoon, company, battalion, and brigade commander, head of the training center for all IDF infantry, and head of the Air Force's Special Forces. Mr. Rosenberg received a B.A in History from the University of Tel Aviv and a Master of Arts in Political Science from the University of Haifa in Israel.

Family Relationships

Guy Diamant serves as the Operation Manager of Telkoor Power Supplies (TPS) and is the son of Ben-Zion Diamant, our Chairman of the Board of Directors. and a wholly-owned subsidiary of our largest shareholder, Telkoor. There are no other family relationships among any of our directors or executive officers.

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

Audit Committee

Messrs. Levi, Yatim, and Rosenberg currently comprise the Audit Committee of our Board.  Our Board has determined that each of the current members of the Audit Committee satisfies the requirements for independence and financial literacy under the standards of the SEC and the NYSE MKT. Our Board has also determined that Mr. Yatim qualifies as an “audit committee financial expert” as defined in SEC regulations and satisfies the financial sophistication requirements set forth in the NYSE MKT Rules.

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

Compensation Committee

Messrs. Levi, Yatim, and Rosenberg currently comprise the Compensation Committee of our Board.  Our Board has determined that each of the current members of the Compensation Committee meets the requirements for independence under the standards of the SEC and the NYSE MKT.

The Compensation Committee is responsible for, among other things, reviewing and approving executive compensation policies and practices; reviewing and approving salaries, bonuses and other benefits paid to our officers, including our Chief Executive Officer and Chief Financial Officer; and administering our stock option plans and other benefit plans.

Nominating and Governance Committee

Messrs. Levi, Yatim, and Rosenberg currently comprise the Nominating and Governance Committee of our Board.  Our Board has determined that each of the current members of the Nominating and Governance Committee meets the requirements for independence under the standards of the SEC and the NYSE MKT.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than ten percent of a registered class of our equity securities to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC.  Executive officers, directors and 10% shareholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file.  Based solely upon our review of Forms 3, 4 and 5 received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2015, all such filing requirements applicable to our officers, directors and ten percent shareholders were fulfilled with the following exceptions.

Name	Number of Late Insider Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms

William J. Hultzman	-	-	-
Amos Kohn	-	-	-
Ben Zion Diamant	-	-	-
Robert Smith	-	-	-
Haim Yatim	-	-	-
Aaron Ben-Ze’ev	-	-	-
Uri Friedlander	1	-	-
Moti Rosenberg	-	-	-
Israel Levy	- -	-

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

ITEM 11.               EXECUTIVE COMPENSATION.

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned in all capacities during the years ended December 31, 2015 and 2014, by our (i) Chief Executive Officer and (ii) executive officers, other than the Chief Executive Officer, whose salaries for the 2015 year, as determined by Regulation S-K, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(4)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	Other Compensation ($)(1)	Total ($)

Amos Kohn	2015	$215,118	$-	$-	$120,184	$-	$-	$43,677	$378,979
Chief Executive Officer (2)	2014	$202,458	$-	$-	$75,031	$-	$-	$44,603	$322,092

William Hultzman	2015	$112,375	$-	$-	$11,855	$-	$-	$13,575	$137,805
Former Vice President of Finance (3)	2014	$120,125	$-		$16,894	$-	$-	$22,928	$159,947

_________________________________________________________________________

(1) The amounts in “All Other Compensation” consist of health insurance benefits, long-term and short-term disability insurance benefits, and 401K match amounts. For Mr. Kohn, all other compensation also includes fees of approximately $ 11,000 in 2014, respectively, paid to Techlead, a company for which Mr. Kohn serves as director, to reimburse Techlead for expenses incurred in connection with manpower services provided by Techlead until April, 2014.

(2) Mr. Kohn became our President and Chief Executive Officer in 2008.  Prior to that date, he had served as a non-employee member of our Board since 2003.

(3) Mr. Hultzman became our Vice President of Finance and Principal Accounting Officer in late August, 2013 and resigned on August 21, 2015.

(4) Mr. Friedlander became our Vice President of Finance and Principal Accounting Officer on October 7, 2015.

(5) Represents the equity-based compensation expenses recorded in our consolidated financial statements for the year ended December 31, 2015, based upon the option’s fair value on the grant date, calculated in accordance with accounting guidance for equity-based compensation. For a discussion of the assumptions used in reaching this valuation, see Note 8 to our consolidated financial statements for the year ended December 31, 2015.

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

Chairman of the Board of Directors, Ben-Zion Diamant, receives monthly consulting fees of $6,000 and no equity compensation. Effective March 21, 2016, Mr. Diamant's monthly consulting fee increased to $7,500.

The table below sets forth, for each non-employee director, the total amount of compensation related to his service during the year ended December 31, 2015:

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ben-Zion Diamant (1)	$-	-	$50,037	-	-	$72,000	$122,037
Robert Smith (2)	$5,000	-	$1,100	-	-	-	$6,100
Aaron Ben-Ze’ev (3)	$5,000	-	$1,185	-	-	-	$6,185
Benjamin Kiryati (4)	$3,334	-	$-	-	-	-	$3,334
Haim Yatim (5)	$8,333	-	$833	-	-	-	$9,166
Israel Levi (6)	$5,000	-	$1,208	-	-	-	$6,208
Moti Rosenberg (7)	$5,000	-	$416	-	-	-	$5,416

(1)

On September 12, 2011, our Board of Directors approved the payment of monthly consulting fees of $6,000 to Ben-Zion Diamant, our Chairman of the Board of Directors. These fees were first paid on October 5, 2011 and have continued to be paid on a monthly basis since such date. The Board’s decision to approve these fees was based on a recommendation by the Compensation Committee, in consideration for Mr. Diamant’s services to us, including manufacturing advisory and corporate advisory services. Our obligation to pay the fees may be terminated at any time by further decision of the Board of Directors and will terminate upon a strategic transaction. On March 21, 2016, the Compensation Committee and Board of Directors approved an increase to the monthly consulting fee to Mr. Diamant to $7,500 effective as of March 21, 2016. The increase was approved in light of Mr. Diamant's increased capital raising and business development efforts on behalf of the Company.

(2)	Mr. Smith joined the Board on November 16 , 2010 and resigned on June 30, 2015.
(3)	Mr. Ben Zeev joined the Board on July 24, 2014 and resigned on June 30, 2015.
(4)	Mr. Kiryati joined the Board on October 30, 2014 and resigned on February 26, 2015.
(5)	Mr. Yatim resigned as director on November 13, 2014 and was reappointed on March 3, 2015.
(6)	Mr. Levi joined the Board on June 30, 2015.
(7)	Mr. Rosenberg joined the Board on June 30, 2015.

Employment Agreement with Amos Kohn

An employment agreement with Mr. Kohn expired on December 31, 2010. As of March 20, 2015, Mr. Kohn has not reached or signed a new employment agreement.  Mr. Kohn continues to serve as our President and Chief Executive Officer.

In March 2014, the Compensation Committee resolved to grant Mr. Kohn 300,000 stock options under the 2012 Stock Option Plan. The options, which will have an exercise price equal to the closing price of our shares as of the close of business on April 1, 2014, vest over four years at 25% per year and expire 10 years from the date of grant.

Mr. Kohn continues to serve as our President and Chief Executive Officer.

Letter Agreement with William J. Hultzman

On August 15, 2013, we entered into a letter agreement with William J. Hultzman (the “Letter Agreement”), pursuant to which he became our Vice President of Finance (principal financial officer and principal accounting officer) on August 21, 2013. Mr. Hultzman replaced Amos Kohn, our President and Chief Executive Officer, who served as interim Chief Financial Officer since March, 2011.

The following is a brief description of the Letter Agreement with Mr. Hultzman:

Annual Compensation. Mr. Hultzman’s base salary will be $110,000, subject to a performance review after six months and an annual performance review thereafter. He will be eligible for potential salary increases and a bonus grant subject to our yearly practice and his performance.

Equity Award. Subject to Compensation Committee and Board of Director approval, Mr. Hultzman will be granted an option to purchase 25,000 shares of our common stock at the closing price at the date of the grant.

Benefits. Mr. Hultzman is eligible to participate in the Company’s 401(k) pension plan and will receive other customary employee benefits.

In March, 2014, the Compensation Committee resolved to grant Mr. Hultzman 100,000 stock options under the 2012 Stock Option Plan. The options, which will have an exercise price equal to the closing price of our shares as of the close of business on April 1, 2014, vest over four years at 25% per year and expire 10 years from the date of grant.

In August 2015 Mr. Hultzman resigned from the Company.

Mr. Friedlander Compensation

On October 7, 2015 the Compensation Committee agree to pay Mr. Friedlander an annual payment of $58,000 (which includes compensation and business expenses and travel) and granted him 20,000 stock options under the 2012 Stock Option Plan. The options, which will have an exercise price equal to the closing price of the Company’s shares on the close of business on October 7, 2015, vest over a four year period at 25% per year and expire 10 years from the date of grant.

Advisory Vote on Executive Compensation

At the annual meeting of shareholders on August 12, 2013, shareholders approved, on an advisory basis, the compensation paid to the Company’s named executive officers. In addition, shareholders voted, on an advisory basis, that an advisory vote on executive compensation should be held every three years.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on outstanding equity awards as of December 31, 2015 to the Named Executive Officers:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Amos Kohn	10,000	-	-	$1.66	5/9/2017	-	-	-	-
	50,000	-	-	$1.79	8/11/2019	-	-	-	-
	75,000	-	-	$1.51	12/1/2020	-	-	-	-
	100,000	-	-	$1.60	9/12/2021	-	-	-	-
	75,000	225,000	-	$1.67	4/2/2024	-	-	-	-
Uri Friedlander	-	20,000	-	$0.65	7/10/2025	-	-	-	-

Employee Stock Ownership Plan

We had an Employee Stock Ownership Plan ("ESOP") until July 31, 2014 at which time it was entirely liquidated after a decision to terminate the plan as of July 31, 2013 was previously made. The ESOP provided for the Employee Stock Ownership Trust ("ESOT") to distribute our common shares or cash equivalent as retirement benefits to the participants. As of July 31, 2014, the ESOP had distributed or paid the cash equivalent of all of the 167,504 shares previously held prior to plan termination.

Stock Option Plans

Our stock option plans currently consist of the Digital Power 2012 (as amended), 2002, 1998, and 1996 incentive share option plans (the “Incentive Share Option Plans”). All of the Incentive Share Option Plans have expired, except for the 2012 Stock Option Plan (as amended) which was approved by shareholders at the annual general meeting held on August 12, 2013. At such annual general meeting, shareholders approved the 2012 Stock Option Plan (as amended) which increased the number of shares authorized for issuance to 1,372,630 shares from the 410,145 shares originally authorized in December, 2012 under the preceding 2012 Stock Option Plan. Currently authorized for issuance under our Incentive Stock Option Plans are 761,130 shares of our common stock.

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

As of December 31, 2015, options to purchase 1,146,000 shares of common stock were issued and outstanding under the Incentive Share Option Plans.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership

Except as otherwise indicated below, the following table sets forth certain information regarding beneficial ownership of our common stock as of March 20, 2016 by: (1) each of our current directors; (2) each of the named executive officers listed in the Summary Compensation Table; (3) each person known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock based upon Schedules 13G or 13D filed with the SEC; and (4) all of our directors and executive officers as a group. As of December 31, 2015, there were 6,775,971 shares of our common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 20, 2016 are deemed to be outstanding and to be beneficially owned by the person or group holding such options or warrants for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise indicated by footnote, to our knowledge the persons named in the table have sole voting and sole investment power with respect to all common stock shown as beneficially owned by them, subject to applicable community property laws. The table below is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G and Forms 3 and 4 filed with the SEC as of March 20, 2016. Unless otherwise indicated below, the address of each beneficial owner listed below is c/o Digital Power Corporation, 48430 Lakeview Blvd, Fremont, California 94538.

Name and Address Of Beneficial Owner	Number of Shares Beneficially Owned		Approximate Percent of Class

Telkoor Telecom Ltd. 5 Giborei Israel Netanya 42293 Israel	2,714,610		40.06%
Amos Kohn	424,749	(1)	5.93%

Ben-Zion Diamant	3,026,559	(2)	43.39%

Israel Levi	15,000	(3)	*
Haim Yatim	1,202		*
Barry W. Blank P.O. Box 32056 Phoenix, AZ 85064	419,900		5.60%

All directors and executive officers as a group	3,467,510	(4)	47.01%

*         Less than one percent.

(1)   Represents (a) options to purchase 385,000 shares of common stock that are currently exercisable or exercisable within 60 days of March 20, 2016 and (b) 39,749 shares of common stock held on behalf of Mr. Kohn by a brokerage firm.

(2)   Mr. Diamant serves as Chief Executive Officer and a director of Telkoor and is its controlling shareholder. Represents (a) options to purchase 200,000 shares, owned by Mr. Diamant, that are currently exercisable or exercisable within 60 days of March 20, 2015 (b) 2,714,610 shares beneficially owned by Telkoor, and (c) 111,949 shares held by a brokerage firm on behalf of Telkoor. Mr. Diamant disclaims beneficial ownership of the shares held by Telkoor, except to the extent of his proportionate pecuniary interest therein.

(3) Represents (a) options to purchase 15,000 shares of common stock that are currently exercisable or exercisable within 60 days of March 20, 2016.

(4) See Notes (1) – (4) above.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2015 with respect to compensation plans under which our common shares are authorized for issuance, aggregated as follows:

●	All compensation plans previously approved by security holders; and
●	All compensation plans not previously approved by security holders.

EQUITY COMPENSATION PLAN INFORMATION

Name	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a)) (c)
Equity compensation plans approved by security holders	1,288,500	$1.53	761,130

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Relationship with Telkoor Power Supplies Ltd.

In the years ended December 31, 2015 and 2014, we purchased approximately $594,000 and $868,000, respectively, of products from Telkoor Power Supplies, Ltd., a wholly-owned subsidiary of our largest shareholder, Telkoor, of which Ben-Zion Diamant is the Chief Executive Officer and its controlling shareholder.  We had no written agreement for the purchase of these products, other than purchase orders that are placed in the ordinary course of business when the products are needed. In Januar 2016, Telkoor sold its commercial intellectual property to Advice Electronics Ltd. As a result, of that date no further orders have been placed with Telkoor.

Purchase of IP by Digital Power Limited (“DPL”) from Telkoor Power Supplies (“TPS”)

On August 25, 2010, we and our wholly-owned subsidiary, DPL, entered into an agreement with TPS, a wholly-owned subsidiary of our largest shareholder, Telkoor Telecom Ltd., of which Mr. Diamant is the Chief Executive Officer and controlling shareholder.  Pursuant to such agreement, (1) TPS sold, assigned and conveyed to DPL all of its rights, title and interest in and to the intellectual property associated with the Compact Peripheral Component Interface 600 W AC/DC power supply series (the “Assets”) and (2) DPL granted to TPS an irrevocable license to sell the Assets in Israel on an exclusive basis. In consideration for the purchase of the Assets, DPL has paid TPS $480,000. The consideration for the license provided to TPS to sell the Assets in Israel is a royalty fee of 15% of TPS's direct production costs of sales, due on a quarterly basis. In accordance with the agreement, the consideration for the IP may be reduced over a four-year period in the event annual sales for each year between 2011 and 2014 are less than a fixed threshold of units on an annual basis based upon an offset value per unit as described in the agreement. If there is a shortfall in sale of units in one annual period and in the subsequent period we sell more than the fixed unit threshold, this difference will be offset from any reduced consideration in any annual periods between 2011 and 2014. As a result of lower than anticipated sales by our DPL subsidiary of the Compact Peripheral Component Interface 600W AC/DC power supply series (CPCI 600W) through 2013, we amended our agreement with Telkoor (effective January 1, 2014 for the duration of the original agreement or until the shortfall of CPCI 600W product sales will be offset) to include additional products in addition to the original CPCI 600W product. As of December 31, 2015, the shortfall of sales of CPCI 600W products is greater than the outstanding royalties due. In January 2016, Telkoor Telecom Ltd. sold its assets, including it subsidiary TPS, to Advice Electronics Ltd. Following this asset sale, the IP agreement between the Company and Telkoor was terminated.

Acquisition of Shares of Telkoor

On June 16, 2011 we acquired 1,136,666 shares of Telkoor, a major shareholder of the Company which was listed on the Tel Aviv Stock Exchange, for $0.88 (NIS 3) per share, which represented 8.8% of the outstanding shares of Telkoor. As a result of this transaction, an existing manufacturing agreement between Digital Power and Telkoor was updated and extended. Until September 30, 2012 the investment was accounted for as an available-for-sale investment and then reclassified the accounting of the investment at cost less accumulated impairments derived from independent appraisals or available market valuations. As of December 31, 2105 the shares represented 8.4% of the outstanding shares of Telkoor which have since de-listed from the Tel Aviv Stock Exchange.

Manufacturing Agreements with Telkoor and Advice Electronics Ltd.

On December 31, 2012, we entered into a Manufacturing Rights Agreement (the "Manufacturing Agreement") with Telkoor, pursuant to which among other things, Telkoor granted us the non-exclusive right to directly place purchase orders for certain products from third party manufacturers for the purpose of marketing, selling and distributing the products for telecom, industrial, medical and military market segments in North and South America in consideration for the payment of royalty fees by us to Telkoor. The royalty fees paid by us to Telkoor under the Manufacturing Agreement are between 5% and 25%, depending on the product. We incurred $44,000 in Telkoor royalty expense in 2013. The Manufacturing Agreement has a term of five years from the date of signature. During the agreement, Telkoor agreed not to directly or indirectly participate or engage, or assist any other party in engaging or preparing to engage, our customers in North and South America in connection with the sale or distribution of any of the products under the Manufacturing Agreement.

In January 2016, Telkoor sold all its commercial IP to Advice Electronics Ltd. ("Advice”), an Israeli company. As part of the agreement with Advice, we entered into a new agreement with Advice, according to which our manufacturing rights for certain Telkoor products will be granted to us through August 2017 against royalty payments to Advice, after which we will be entitled to distribute the products under DPC branding until December 2020.

  ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global (“Kost Forer”), has served as our independent registered public accounting firm since 2002 and has been appointed by the Audit Committee to continue as our independent registered public accounting firm for the year ending December 31, 2015.

Kost Forer also serves as the independent auditors of Telkoor. The auditing of our financial statements and Telkoor’s financial statements are handled by separate teams within Kost Forer.

Fees and Services

The following table shows the aggregate fees billed to us for professional services by Kost Forer for the years ended December 31, 2015 and 2014:

	2015	2014
Audit Fees	$100,00	$89,152
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$100,000	$89,152

Audit Fee - This category includes the aggregate fees billed for professional services rendered for the audits of our financial statements for the years ended December 31, 2015 and 2014, for the reviews of the financial statements included in our quarterly reports on Form 10-Q during 2015 and 2014, and for other services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant years.

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

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)               Exhibits

3.1	Amended and Restated Articles of Incorporation of Digital Power Corporation (1)
3.2	Amendment to the Articles of Incorporation (1)
3.3	Amendment to the Articles of Incorporation (2)
3.4	Bylaws of Digital Power Corporation (1)
10.1	1996 Digital Power Incentive Stock Option Plan (1)
10.2	1998 Digital Power Incentive Stock Option Plan (3)
10.3	2002 Digital Power Stock Option Plan (4)
10.4	Lease, dated as of August 21, 2007, between the Company and SDC Fremont Business Center, Inc. (5)
10.5*	Employment Agreement with Amos Kohn (6)
10.6*	2012 Stock Option Plan, as amended (7)
10.7	Manufacturing and Distribution Rights Agreement, dated January 7, 2016, by and between the Company and Advice Electronics Ltd.
10.8*	Letter Agreement with William J. Hultzman (8)
10.9 *	Form of Stock Option Agreement for awards made under the 2012 Stock Option Plan (as amended). (9)
23.1	Consent of Kost Forer Gabbay & Kasierer
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
99.1	Press Release, dated March 30, 2016
(1)	Previously filed with the Commission on October 16, 1996 as an exhibit to the Company’s Registration Statement on Form SB-2.
(2)	Previously filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed December 9, 2013
(3)	Previously filed with the Commission as Exhibit 10.7 to the Company’s Form 10-KSB for the year ended December 31, 1998.
(4)	Previously filed with the Commission as Exhibit A to the Company’s Proxy Statement filed on September 5, 2002.
(5)	Previously filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed on October 22, 2007.
(6) (7)

Previously filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed on July 10, 2008.

Previously filed with the Commission as Exhibit A to the Company’s DEF-14A filed on June 26, 2013.

(8)	Previously filed with the Commission as Exhibit 10.9 to the Company’s Form 10-Q/A for the quarterly period ended June 30, 2012.
(9)	Previously filed with the Commission as Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2013.

 †Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.

*Management contract or compensatory plan or arrangement.

DIGITAL POWER CORPORATION AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

IN U.S. DOLLARS

INDEX

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3 - F-4

Consolidated Statements of Operations	F-5

Consolidated Statements of Comprehensive Loss	F-6

Statements of Changes in Shareholders' Equity	F-7

Consolidated Statements of Cash Flows	F-8

Notes to Consolidated Financial Statements	F-9 - F-32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

DIGITAL POWER CORPORATION

We have audited the accompanying consolidated balance sheets of Digital Power Corporation (the "Company") and subsidiary as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiary at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2015 in conformity with U.S. generally accepted accounting principles.

/s/ KOST FORER GABBAY & KASIERER
Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER
March 30, 2016	A Member of Ernst & Young Global

DIGITAL POWER CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	December 31,
	2015	2014
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,241	$2,110
Trade receivables (net of allowance for doubtful accounts of $ 0 and $ 0 as of December 31, 2015 and 2014, respectively)	1,240	1,548
Trade receivables - related parties (Note 12)	77	-
Prepaid expenses and other receivables	187	178
Inventories (Note 3)	1,542	1,653

Total current assets	4,287	5,489

NON CURRENT ASSETS:
Property and equipment, net (Note 4)	709	567
Intangible asset, net (Note 5)	-	66
Investment in Telkoor (Note 11)	90	207
Long term deposits	13	13

Total Non-Current Assets	812	853

Total Assets	$5,099	$6,342

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except per share data)

	December 31,
	2015	2014

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$937	1,061
Trade payables - related parties (Note 12)	-	60
Advances from customers and deferred revenue	211	435
Other current liabilities (Note 6)	480	345

Total Current Liabilities	1,628	1,901

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

SHAREHOLDERS' EQUITY (Note 8):
Share capital -
Series A Redeemable Convertible Preferred shares, no par value - 500,000 shares authorized; 0 shares issued and outstanding at December 31, 2015 and 2014	-	-
Preferred shares, no par value - 1,500,000 shares authorized; 0 shares issued and outstanding at December 31, 2015 and 2014	-	-
Common Shares, no par value - 30,000,000 shares authorized; 6,775,971 and 6,853,161 shares issued and outstanding at December 31, 2015 and 2014, respectively.	-	-
Additional paid-in capital	14,965	14,739
Accumulated deficit	(11,036)	(9,940)
Accumulated other comprehensive loss	(458)	(358)

Total Shareholders' Equity	3,471	4,441

Total Liabilities and Shareholders' Equity	$5,099	$6,342

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands (except per share data)

	Year ended December 31,
	2015	2014

Revenues (Note 13)	$7,766	$9,022
Cost of revenues	5,053	5,735

Gross profit	2,713	3,287

Operating expenses:

Engineering and product development	894	816
Selling and marketing	1,195	1,258
General and administrative	1,627	1,755

Total operating expenses	3,716	3,829

Operating loss	(1,003)	(542)
Impairment of investment (Note 11)	(110)	(175)
Other income , net	16	60

Loss before income taxes (Note 9c)	(1,097)	(657)
Income taxes (Note 9d)	(1)	1

Net Loss	$(1,096)	$(658)

Basic and diluted net loss per share (Note 10)	$(0.16)	$(0.10)

Weighted average number of shares used in per share calculations (in thousands)	6,776	6,803

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 U.S. dollars in thousands

	Year ended December 31,
	2015	2014

Net Loss	$(1,096)	$(658)

Other comprehensive loss:

Change in net foreign currency translation adjustment	(100)	(105)

Other comprehensive loss	(100)	(105)

Total comprehensive income loss	$(1,196)	$(763)

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION AND SUBSIDIARY

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

U.S. dollars in thousands (except share data)

				Other
	Common	Additional		accumulated	Total
	Shares	paid-in	Accumulated	comprehensive	shareholders
	Number	capital	deficit	income (loss)	equity

Balance as of January 1, 2014	6,853,161	$14,582	$(9,282)	$(253)	$5,047
Stock compensation related to options granted to non- employees	-	1	-	-	1
Stock compensation related to options granted to employees	-	246	-	-	246
Exercise of options granted to employees	40,951	- - - -
Purchase of treasury stock	(118,141)	(90)	-	-	(90)
Comprehensive loss:
Net loss	-	-	(658)	-	(658)
Foreign currency translation Adjustments	-	-	-	(105)	(105)

Balance as of December 31, 2014	6,775,971	$14,739	$(9,940)	$(358)	$4,441

Stock compensation related to options granted to employees	-	226	-	-	226
Comprehensive loss:
Net loss	-	-	(1,096)	-	(1,096)
Foreign currency translation adjustments	-	-	-	(100)	(100)

Balance as of December 31, 2015	6,775,971	$14,965	$(11,036)	$(458)	$3,471

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL POWER CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2015	2014
Cash flows from operating activities :

Net loss	$(1,096)	$(658)
Adjustments required to reconcile net loss to net cash provided by operating activities:
Depreciation	148	139
Amortization of intangible asset	66	106
Inventory write-down	9	13
Impairment of investment in Telkoor	110	175
Stock compensation related to options granted to employees	226	246
Stock compensation related to options granted to non-employees	-	1
Decrease in trade receivables	288	581
Increase in prepaid expenses and other receivables	(14)	(15)
Decrease in inventories	57	49
Decrease in accounts payable and trade payables - related parties	(258)	(221)
Increase (decrease) in advances from customers, deferred revenues and other current liabilities	(65)	253

Net cash provided (used) by operating activities	(529)	669

Cash flows from investing activities :

Purchase of property and equipment	(306)	(119)

Net cash used in investing activities	(306)	(119)

Cash flows from financing activities :

Purchase of treasury stock	-	(90)

Net cash used in financing activities	-	(90)

Effect of exchange rate changes on cash and cash equivalents	(34)	(46)

Increase (decrease) in cash and cash equivalents	(869)	414
Cash and cash equivalents at the beginning of the year	2,110	1,696

Cash and cash equivalents at the end of the year	$1,241	$2,110

Non-cash activities :

Reclassification of property and equipment to inventory	$-	16

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

b.

In 2015 20% of Company sales were of Telkoor products. 10% were purchased directly from Telkoor Power supplies Ltd ( "TPS" a subsudary of Telkoor Telecom Ltd. ("Telkoor"), a major shareholder of the Company) .And 10% were purchased mainly from one of DPC's third party subcontractors .

c.

In January 2016, Telkoor Telecom Ltd. (“Telkoor”) sold its entire commercial assets to Advice Ltd. (Refer also to Note 14). Consequently, the company depend on Advice, for design, retain product technology up-to-date and manufacturing capabilities for some certain of the products that company sell. If Advice is unable or unwilling to continue designing or manufacturing our products in required volumes and with a certain level of quality on a timely basis, that could lead to loss of sales and adversely affect the company operating results and cash position. The company also depend on Advice's intellectual property and ability to transfer production to third party manufacturers. Failure to obtain new products in a timely manner or delay in delivery of products to customers will have an adverse effect on the company ability to meet our customers’ expectations.  In addition, the company operate in highly competitive markets where the ability to sell Advice’s products could be adversely affected by Advice agreements with other companies, long lead-times and the high cost of Advice’s products. In 2010, the Company purchased a specific IP from Telkoor in order to reduce its dependency on Telkoor with respect to a certain line of products. See also Notes 5 and 12.

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

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-       SIGNIFICANT ACCOUNTING POLICIES (Cont.)

During 2015 and 2014, the Company recorded inventory write-offs of $9 and $13, respectively, within the cost of revenue.

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

The long-lived assets of the Company and its subsidiary are reviewed for impairment in accordance with ASC 360, "Property, Plant, and Equipment", whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2015 and 2014, no impairment losses have been identified.

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

ASC 740-10 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with ASC 740. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. No liability for unrecognized tax benefits was recorded as a result of the implementation of ASC 740 as of December 31, 2015 and 2014.

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

Warranty liability accruals were $94 and $97 for the years ended December 31, 2015 and December 31, 2014 respectively.

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

The Company recognizes share-based compensation expenses for the value of its awards based on the straight line method over the requisite service period of each of the awards.

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-       SIGNIFICANT ACCOUNTING POLICIES (Cont.)

In 2015, the Company estimated the fair value of stock options granted using the Black-Scholes option pricing model with the following weighted average assumptions:

	2015			2014
Weighted Average fair value		$0.44		$0.45
Dividend yield		0%		0%
Expected volatility	87.6	-	88.3%	74.4%
Risk-free interest	1.60	-	1.91%	1.04%
Expected life (years)	5.5	-	7	6.25

The Company applies ASC 718 and ASC 505-50, “Equity Based Payments to Non-Employees”, with respect to options and warrants issued to non-employees.

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

l.	Fair value of financial instruments and securities:

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date.

In determining fair value, the Company uses various valuation approaches. ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the assumptions market participants would use in pricing the   asset or liability developed based on the best information available in the circumstances.

Level 1 -	Quoted prices in active markets for identical assets or liabilities.

Level 2 -	Valuations based on one or more quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 -	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

o.	Comprehensive loss:

The Company reports comprehensive loss in accordance with ASC 220, "Comprehensive Income". This Statement establishes standards for the reporting and presentation of comprehensive loss and its components in a full set of general purpose financial statements. Comprehensive loss generally represents all changes in equity during the period except those resulting from investments by, or distributions to, stockholders. The Company determined that its items of other comprehensive loss relates to changes in foreign currency translation adjustments.

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

1.

In May 2014, the FASB issued ASU No. 2014-09 related to revenue recognition. This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In 2015, the FASB issued guidance to defer the effective date to fiscal years beginning after December 15, 2017 with early adoption for fiscal years beginning December 15, 2016. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.

2.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330), Simplifying the Measurement of Inventory.”Under this ASU, the measurement principle for inventory will change from lower of cost or market value to lower of cost and net realizable value. The ASU defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The ASU is applicable to inventory that is accounted for under the first-in, first-out method and is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.

3.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15. ASU 2014-15 amends FASB Accounting Standards Codification 205-40 Presentation of Financial Statements – Going Concern, by providing guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements, including requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and providing certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 will be effective for our fiscal 2016 and annual financial statements and for interim periods beginning in the first quarter of fiscal 2017. The adoption of this accounting standard may affect our financial statement disclosures in future periods.

4.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), aimed at making leasing activities more transparent and comparable. The new standard requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including today’s operating leases. For public business entities, the standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For all other entities, the standard is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application is permitted for all entities. We are currently evaluating the impact of ASU 2016-02 on our consolidated financial statements and related disclosures.

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 3:-       INVENTORIES

	December 31,
	2015	2014

Raw materials, parts and supplies	$336	$287
Work in progress	191	357
Finished products	1,015	1,009

	$1,542	$1,653

NOTE 4:-       PROPERTY AND EQUIPMENT, NET

	December 31,
	2015	2014

Cost:

Computers, software and related equipment	$1,726	$1,640
Office furniture and equipment	257	259
Leasehold improvements	771	617

	2,754	2,516

Accumulated depreciation

Computers, software and related equipment	1,336	1,252
Office furniture and equipment	237	231
Leasehold improvements	472	466

	2,045	1,949

Depreciated cost	$709	$567

Depreciation expense was $148 and $ 139 for the years ended December 31, 2015 and 2014, respectively.

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

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

TPS will provide the Company training and technical support, if necessary, for a period of 60 months in order to enable the Company to properly and effectively use the IP to manufacture the Assets.  In accordance with the agreement, the consideration for the IP may be reduced over a four-year period in the event that annual sales for each year between 2011 and 2014 are less than a fixed threshold of units on an annual basis based on an offset value per unit as described in the agreement. If there is a shortfall in sale of units in one annual period and in the subsequent period the Company sells more than the fixed unit threshold, this difference will be offset from any reduced consideration in any annual periods between 2011 and 2014. As a result of lower than anticipated sales by our DPL subsidiary of the Compact Peripheral Component Interface 600 W AC/DC power supply series (CPCI 600W) through 2013, the Company amended its agreement with Telkoor (effective January 1, 2014 for the duration of the original agreement or until the shortfall of CPCI 600W product sales will be offset) to include additional products in addition to the original CPCI 600W product. The Company will not be required to make any royalty payments to Telkoor under the manufacturing agreement with Telkoor until the shortfall of CPCI 600W product sales will be offset. As of December 31 2015 the remaining shortfall balance is $86 . since from 2016 the company will pay royalties to Advice, Telkoor will return this amount by services to the company or by cash .

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

	December 31,
	2015	2014

Cost:	480	480

Accumulated depreciation	480	414

Depreciated cost	$-	$66

Amortization expense was $66 and $106 for the years ended December 31, 2015 and December 31, 2014, respectively.

.

NOTE 6:-       OTHER CURRENT LIABILITIES

	December 31,
	2015	2014

Accrued payroll and payroll taxes	$36	$65
Warranty accrual	95	97
Accrued expenses and other	350	183

	$480	$345

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 7:-       COMMITMENTS AND CONTINGENT LIABILITIES

Lease commitments:

In November 2012, the Company signed an operating lease agreement for the US headquarters for a period of 7 years with an option to extend for additional five years.. In September 2010, the Company's subsidiary signed a new agreement for a lease in respect of the UK facility for a period of fifteen years with an option to cancel the lease after ten years.

Future non-cancellable rental commitments under operating leases are as follows:

Year ended December 31,

2016	$315
2017	319
2018	322
2019	205

$1,161

Total rent expense for the years ended December 31, 2015 and 2014 was approximately $299 and $ 309, respectively.

NOTE 8:-       SHAREHOLDERS' EQUITY

a.	Preferred shares:

There are authorized Preferred shares in the amount of 500,000 shares of Series A cumulative Redeemable Convertible Preferred shares ("Series A"), and an additional 1,500,000 Preferred shares that have been authorized, but the rights, preferences, privileges and restrictions on these shares have not been determined. DPC's Board of Directors is authorized to create a new series of Preferred shares and determine the number of shares, as well as the rights, preferences, privileges and restrictions granted to or imposed upon any series of Preferred shares. As of December 31, 2015, there were no Preferred shares issued or outstanding.

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

2.

As of December 31, 2015, the Company has authorized according to the Incentive Share Option Plan the grant of options to officers, management, other key employees and others of up to 1,372,630 options for the Company's Common shares. The maximum term of the options is ten years from the date of grant. As of December 31, 2015, an aggregate of 761,130 of the Company's options are still available for future grant.

3.	The options granted generally become fully vested after four years. Any options that are forfeited or cancelled before expiration become available for future grants.

       The options outstanding as of December 31, 2015 have been classified by exercise price, as follows:

Exercise Price			Options outstanding as of December 31, 2015	Weighted average remaining contractual term	Weighted average exercise price	Options exercisable as of December 31, 2015	Weighted average exercise price of options exercisable
				Years

$0.65	-	0.79	105,000	8.45	$0.67	25,000	$0.74
$1.1	-	1.32	65,000	3.13	$1.20	50,000	$1.17
$1.51	-	1.69	926,000	6.96	$1.62	513,500	$1.58
	$1.79		50,000	3.61	$1.79	50,000	$1.79

			1,146,000	6.74	$1.52	638,500	$1.53

4.

The total equity-based compensation expense related to all of the Company’s equity based awards, including non-employee options recognized for the years ended December 31, 2015 and 2014 is comprised as follows:

	Year ended
	December 31,
	2015	2014

Cost of revenues	$7	$4
Engineering and product development expenses	20	17
Selling and marketing expenses	6	7
General and administration expenses	193	219

Total equity-based compensation expense	$226	$247

5.	A summary of option activity under the Company's stock option plans as of December 31, 2015 and changes during the year then ended are as follows:

	Year ended December 31, 2015

			Weighted
		Weighted	average
		Average	remaining	Aggregate
	Amount of	exercise	contractual	intrinsic
	options	price	term (years)	value

Outstanding beginning of year	1,262,763	$1.57	7.65	$41.57
Granted	155,000	$0.67
Forfeited	(261,000)	$1.29
Expired	(10,763)	$0.7

Outstanding end of year	1,146,000	$1.52	6.74	$-

Exercisable end of year	638,500	$1.53	5.34	$-

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on December 31, 2015 and the exercise price, multiplied by the number of in-the-money-options) that would have been received by the option holders had all option holders exercised their options on December 31, 2015. This amount changes based upon the fair market value of the Company’s shares.

As of December 31, 2015, there was $ 415 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's stock option plans. That cost is expected to be recognized over a weighted average period of 2.43 years.

d.	Options issued to non-employees:

The Company's outstanding options to non-employees as of December 31, 2015 are as follows:

Issuance date	Options for Common shares	Exercise price per share	Options exercisable

March 2006	100,000	$1.16	100,000

December 2010	17,500	$1.51	17,500

October 2015	$25,000	0.65	-

	142,500		117,500

All options are exercisable for ten years from the date of grant.

In 2015, the Company granted 25,000 options to Telkoor's employee . These options vest over four years. The fair value of these options was estimated using the Black-Scholes option-pricing model with the following assumptions for 2015: risk-free interest rates of 1.61%, dividend yield of 0%, volatility of 88.3%, and the remaining contractual term of the options of 6.25 years. The total fair value is less than $1 thousend.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax asset and liabilities are as follows:

	December 31,
	2015	2014

Net operating loss carryforward	$2,233	$1,958

Reserves and allowances	225	202
Credit carryforward	153	173
Depreciation and amortization	142	127

Net deferred tax asset before valuation allowance	2,753	2,460
Valuation allowance	(2,753)	(2,460)

Net deferred tax asset	$-	$-

As of December 31, 2015 and 2014, the Company and its subsidiary provided a valuation allowance of $2,753 and $2,460 respectively, in respect of deferred tax assets resulting from short-term temporary differences and depreciation charged in advance of a capital allowance taken, as well as from carryforward losses.

Management currently believes that since the Company and its subsidiary have a history of losses, it is more likely than not that the deferred tax assets regarding the remainder of the tax loss carryforward and other temporary differences will not be realized in the foreseeable future.

b.	Net operating tax losses carryforward:

As of December 31, 2015, the Company had approximately $3,769 in federal net operating loss carryforward for income tax purposes, which can be carried forward and offset against taxable income for 20 years and expire between 2021 and 2034.

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

As of December 31, 2015, the Company subsidiary had accumulated losses for income tax purposes in the amount of approximately $1,69. These net operating losses may be carried forward and offset against taxable income in the future for an indefinite period.

c.	Loss before income taxes consists of the following:

	Year ended December 31,
	2015	2014

Domestic (U.S.)	$(1,090)	$(600)
Foreign (UK)	(7)	(57))

	$(1,097)	$(657)

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

Our provision for income taxes consists of the following:

	Year ended December 31,
	2015	2014

Current:
Federal	$-	$-
State	-	-
Foreign	(1)	1

	(1)	1

Deferred:
Federal	-	-
State	-	-
Foreign	-	-

	-	-
Tax expenses	$(1)	$1

There is no provision in respect of unrecognized tax benefits for the years ended December 31, 2015 and 2014.

d.

A reconciliation between the theoretical tax expense, assuming all income is taxed at the statutory tax rate applicable to income of the Company and the actual tax expense as reported in the statements of operations is as follows:

	Year ended December 31,
	2015	2014

Income (loss) before income taxes	$(1,097)	$(657)

Theoretical tax at U.S. statutory tax rate (34%)	$(373)	$(223)
Taxes in respect of prior years	2	37)
Tax adjustment in respect of foreign subsidiary	(16)	(41)
Nondeductible expenses	79	87
Operating carryforward losses, credits and temporary differences for which valuation allowance was (utilized) provided	307	141

Tax expenses	$(1)	$1

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 10:-       NET LOSS PER SHARE

The following table sets forth the computation of the basic and diluted net loss per share:

	Year ended December 31,
Numerator:	2015	2014

Net loss available to Common shareholders	$(1,096)	$(658)

Denominator:

Total weighted average numbers of shares outstanding used in computing:
Basic and diluted loss per share	6,775,971	6,803,269

Basic and diluted net loss per share	$(0.16)	$(0.10)

NOTE 11:-         INVESTMENT IN TELKOOR

On June 16, 2011 the Company has acquired 1,136,666 shares of Telkoor, a major shareholder of the Company and an Israeli company listed in the Tel Aviv stock exchange, which represented 8.8% ( 8.4% as of December 31, 2015 ) of the outstanding shares of Telkoor. As a result of this transaction, an existing manufacturing agreement between Digital Power and Telkoor was updated and extended.

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

The Company recorded an impairment of its investment in Telkoor of $110 for the year ended December 31, 2015 compared to $175 for the year ended December 31, 2014. In the year ended December 31, 2014, an independent appraiser evaluated the holding value of this investment based upon guidelines outlined in ASC 320 and concluded the fair value of the asset.

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 12:-       RELATED PARTY TRANSACTIONS

The results of operations from transactions with Telkoor, a major shareholder, were as follows:

	Year ended December 31,
	2015	2014

Purchases of products from Telkoor	$594	$868

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

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 13:-       SEGMENT CUSTOMERS AND GEOGRAPHICAL INFORMATION

a.	The Company has two reportable geographic segments; see Note 1a for a brief description of the Company's business. The data is presented in accordance with ASC 280.

The following data presents the revenues, expenditures and other operating data of the Company's geographic operating segments:

	Year ended December 31, 2015
	DPC	DPL	Eliminations	Total

Revenues	$3,833	$3,933	$-	$7,766
Intersegment revenues	371	-	(371)	-

Total revenues	$4,204	$3,933	$(371)	$7,766

Depreciation & amortization expense	$74	$139	$-	$213

Operating income (loss)	$(1,086)	$83	$-	$(1,003)

Impairment of investment				$(111)
Other income, net				16

Income taxes				(1)

Net loss				$(1,096)

Expenditures for segment assets as of December 31, 2015	$58	$248	$-	$306

Identifiable assets as of December 31, 2015	$2,384	$2,715	$-	$5,099

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 13:-       SEGMENTS CUSTOMERS AND GEOGRAPHICAL INFORMATION (Cont.)

	Year ended December 31, 2014
	DPC	DPL	Eliminations	Total

Revenues	$4,953	$4,069	$-	$9,022
Intersegment revenues	211	39	(250)	-

Total revenues	$5,164	$4,108	$(250)	$9,022

Depreciation and amortization expense	$68	$177	$-	$245

Operating income (loss)	$(623)	$81	$-	$(542)

Impairment of investment				(175)
Other income, net				60
Income taxes				(1)

Net loss				$(658)

Expenditures for segment assets as of December 31, 2014	$76	$43	$-	$119

Identifiable assets as of December 31, 2014	$2,919	$3,423	$-	$6,342

b.	The following table provides the percentage of total revenues attributable to a single customer from which 10% or more of total revenues are derived:

	Total Revenues by Major Customer (in thousands)	Percentage of Total Company Revenues
Coustomer A	$853	11%
Coustomer B	$1,809	23%

Revenue from customer A was attributable to DPC and revenue from Coustomer B attributable to DPL.

c.	Total revenues from external customers divided on the basis of the Company's product lines are as follows:

	Year ended December 31,
	2015	2014
Revenues:
Commercial products	$4,802	$6,438
Defense products	2,964	2,584

	$7,766	$9,022

d.	Financial data relating to geographic areas:

The Company's total revenues are attributed to geographic areas based on the location.

The following table presents total revenues for the years ended December 31, 2015, 2014. Other than as shown, no foreign country contributed materially to revenues or long-lived assets for these periods.

	2015 Total revenue	2014 Total revenue

North America	$3,435	$4,527
Europe (including UK)	1,704	2,941
Asia	768	1,430
Australia	42	8
South America	3	3
South Korea	1,814	113

	$7,766	$9,022

NOTE 14:-       SUBSEQUENT EVENTS

In January 2016, Telkoor Telecom Ltd. (“Telkoor”) sold its entire commercial assets to Advice Ltd. which included without limitation product IP, manufacturing rights, customer base, inventory, staff and technological capabilities. Following such transaction, we entered into a manufacturing rights and royalty agreement with Advice. This agreement will allow the company to manufacture certain Advice products (formerly owned by Telkoor) through August 2017 against royalty payments. From August 2017 through December 2020, we will be allowed to continue distributing and selling certain Advice products while keeping product branding under Advice's brand, after which we will be entitled to distribute the products under DPC branding until December 2020.

SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 30, 2016

DIGITAL POWER CORPORATION

By:	/s/ Amos Kohn
Amos Kohn
President and Chief Executive Officer

/s/ Uri Friedlander
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

/s/ Israel Levy
Israel Levy, Director

/s/ Moti Rosenberg
Moti Rosenberg, Director