Form 10-Q
period 2016-03-31
DIGITAL POWER CORP
filed 2016-05-16
CIK 896493

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016

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

At May 12, 2016, the registrant had outstanding 6,775,971 shares of common stock.

DIGITAL POWER CORPORATION

TABLE OF CONTENTS [Pages to be updated prior to filing]

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	March 31,	December 31,
	2016	2015
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,158	$1,241
Trade receivables	1,261	1,240
Related parties – trade receivables	68	77
Prepaid expenses and other accounts receivable	180	187
Inventories (Note 3)	1,428	1,542

Total current assets	4,095	4,287

PROPERTY AND EQUIPMENT, NET	729	709

INVESTMENT IN TELKOOR	90	90

LONG-TERM DEPOSITS	13	13

Total Non- current assets	832	812

Total assets	$4,927	$5,099

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	March 31,	December 31,
	2016	2015
	Unaudited

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,013	$937

Advances from customers and deferred revenue	112	211
Other current liabilities	538	480

Total current liabilities	1,663	1,628

SHAREHOLDERS' EQUITY:
Share capital -
Series A Redeemable Convertible Preferred shares, no par value - 500,000 shares authorized; 0 shares issued and outstanding at March 31, 2016 and December 31, 2015	-	-
Preferred shares, no par value - 1,500,000 shares authorized; 0 shares issued and outstanding at March 31, 2016 and December 31, 2015	-	-
Common shares, no par value - 30,000,000 shares authorized; 6,775,971 shares issued and outstanding as of March 31, 2016 and December 31, 2015	-	-
Additional paid-in capital	15,009	14,965
Accumulated deficit	(11,229)	(11,036)
Accumulated other comprehensive loss	(516)	(458)

Total shareholders' equity	3,264	3,471

Total liabilities and shareholders' equity	$4,927	$5,099

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands, except per share data

	Three months ended March 31,
	2016	2015
	Unaudited

Revenues	$1,713	$1,896
Cost of revenues	1,093	1,183

Gross profit	620	713

Operating expenses:
Engineering and product development	194	234
Selling and marketing	255	260
General and administrative	371	438

Total operating expenses	820	932

Operating loss	(200)	(219)
Impairment of investment	-	(50)
Financial income (expenses) , net	7	65

Loss before income taxes	(193)	(204)

Income taxes	-	-
Net loss	$(193)	$(204)

Basic and diluted net loss per share	$(0.03)	$(0.03)

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands

	Three months ended March 31,
	2016	2015
	Unaudited

Net loss	$(193)	$(204)
Other comprehensive loss:
Change in net foreign currency translation adjustment	(58)	(111)
Other comprehensive income (loss)	(58)	(111)
Total comprehensive loss:	$(251)	(315)

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

U.S. dollars in thousands, except share data

	Common Shares Number	Additional paid-in capital	Accumulated deficit	Other accumulated comprehensive income (loss)	Total shareholders equity

Balance as of January 1, 2016	6,775,971	$14,965	$(11,036)	$(458)	$3,471

Stock compensation related to options granted to employees	-	44	-	-	44
Comprehensive loss:
Net loss	-	-	(193)	-	(193)
Foreign currency translation adjustments	-	-	-	(58)	(58)

Balance as of March 31, 2016	6,775,971	$15,009	$(11,229)	$(516)	$3,264

Balance as of January 1, 2015	6,775,971	$14,739	$(9,940)	$(358)	$4,441

Stock compensation related to options granted to employees	-	47	-	-	47
Comprehensive loss:
Net loss	-	-	(204)	-	(204)
Foreign currency translation adjustments	-	-	-	(111)	(111)

Balance as of March 31, 2015	6,775,971	$14,786	$(10,144)	$(469)	$4,173

The accompanying notes are an integral part of the interim consolidated financial statements

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

 U.S. dollars in thousands

	Three months ended March 31,
	2016	2015
	Unaudited
Cash flows from operating activities:

Net loss	$(193)	$(204)
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation	40	34
Amortization of intangible asset	-	24
Impairment of investment in Telkoor	-	50
Stock compensation related to options granted to employees	44	47
Stock compensation related to options granted to non-employees	-	-
Decrease ( Increase) in trade receivables, net	(32)	503
Decrease (Increase) in prepaid expenses and other accounts receivable	13	(64)
Decrease (increase) in inventories	87	(261)
Decrease in accounts payable and related parties- trade payables	76	(209)
Increase (decrease) in deferred revenues and other current liabilities	(27)	197

Net cash provided by operating activities	8	117

Cash flows from investing activities:

Purchase of property and equipment	(72)	(99)

Proceeds from sales of property and equipment	-	-

Net cash used in investing activities	(72)	(99)

Cash flows from financing activities:	-	-

Effect of exchange rate changes on cash and cash equivalents	(19)	(68)

Decrease in cash and cash equivalents	(83)	(50)
Cash and cash equivalents at the beginning of the period	1,241	2,110

Cash and cash equivalents at the end of the period	$1,158	$2,060

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

b.

In January 2016, Telkoor Telecom Ltd. (“Telkoor”) sold its entire commercial assets to Advice Ltd.. Consequently, the Company depends on Advice for design, to retain product technology up-to-date and manufacturing capabilities for certain of the products that the Company sells. If Advice is unable or unwilling to continue designing or manufacturing the Company's products in required volumes and with a certain level of quality on a timely basis, that could lead to loss of sales and adversely affect the Company's operating results and cash position. The Company also depends on Advice's intellectual property and ability to transfer production to third party manufacturers. Failure to obtain new products in a timely manner or delay in delivery of products to customers will have an adverse effect on the Company's ability to meet its customers’ expectations.  In addition, the Company operates in highly competitive markets where the ability to sell Advice’s products could be adversely affected by Advice's agreements with other companies, long lead-times and the high cost of Advice’s products. In 2010, the Company purchased a specific IP from Telkoor in order to reduce its dependency on Telkoor with respect to a certain line of products.

NOTE 2:-          SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of the financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2015

The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2015 are applied consistently in these financial statements.

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

.

NOTE 3:-            INVENTORIES

	March 31,	December 31,
	2016	2015
	Unaudited

Raw materials, parts and supplies	$361	$336
Work in progress	180	191
Finished products	887	1,015

	$1,428	$1,542

NOTE 4:-           ACCOUNTING FOR STOCK-BASED COMPENSATION

Share Option Plan

1.

Under the Company's Digital Power 2012 (as amended) (“Incentive Share Option Plan”), options may be granted to employees, officers, consultants, service providers and directors of the Company or its subsidiary.

2.

As of March 31, 2016, the Company had authorized according to the Incentive Share Option Plan, the grant of options to officers, management, other key employees and others of up to 1,372,630 options for the Company’s common shares. The maximum term of the options is ten years from date of grant. As of March 31, 2016, an aggregate of 761,130 shares of the Company’s common stock were still available for future grant.

3.

The options granted generally become fully exercisable after four years and expire no later than 10 years from the date of the option grant. Any options that are forfeited or cancelled before expiration become available for future grants.

4.	A summary of the Company’s employee share option activity (except options to consultants and service providers) and related information is as follows:

	Three months ended March 31, 2016
	Amount of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (*) In thousends
Outstanding at the beginning of the period	1,146,000	$1.52	6.74	$-
Expire	40,000	$1.16

Outstanding at the end of the period	1,106,000	$1.53	6.72	$-

Exercisable options at the end of the period	598,500	$1.56	5.44	$-

(*) Calculation of aggregate intrinsic value is based upon the share price of the Company’s common stock as of March 31, 2016 ($0.41) per share).

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

No options were granted during the first three months of 2016.

The total employee’s equity-based compensation expense related to all of the Company’s equity-based awards recognized for the three months ended March 31, 2016 and 2015 is comprised as follows:

	Three months ended
	March 31, 2016	March 31, 2015
	Unaudited	Unaudited

Cost of goods sold	2	1
Sales and marketing expenses	1	2
Research and development	4	3
General and administrative	37	41
Total employees equity-based compensation expense	44	47

As of March 31, 2016, there was $371 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the share option plans. That cost is expected to be recognized over a period of the next 2.4 years.

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 5:-     LOSS PER SHARE

The following table sets forth the computation of the basic and diluted net loss per share:

	Three months ended March 31,
Numerator:	2016	2015
	Unaudited

Loss available to Common shareholders	$(193)	$(204)

2.

Denominator:

Total weighted average number of shares used in Computing basic and diluted loss per share		6,775,971	6,775,971

Basic and diluted loss per share	$	(0.03)	$(0.03)

NOTE 6:-         INVESTMENT IN TELKOOR

On June 16, 2011 the Company acquired 1,136,666 shares of Telkoor, a major shareholder of the Company and an Israeli company listed in the Tel Aviv stock exchange, which represented 8.8% (8.4% as of March 31, 2016) of the outstanding shares of Telkoor. As a result of this transaction, an existing manufacturing agreement between Digital Power and Telkoor was updated and extended.

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

The Company recorded an impairment of its investment in Telkoor of $0 for the three months ended March 31, 2016 compared to $50 for the three months ended March 31, 2015 and $110 for the year ended December 31, 2015.

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

	Three months ended March 31, 2016 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$948	$765	$-	$1,713
Intersegment revenues	6	-	(6)	-

Total revenues	$954	$765	$(6)	$1,713

Depreciation and amortization expense	$19	$21	$-	$40

Operating income (loss)	$(214)	$14	$-	$(200)
Impairment of investment				-
Other income, net				7

Net income (loss)	$(221)	$28	$-	$(193)

Expenditures for segment assets, as of March 31, 2016	$23	$49	$-	$72

Total assets as of March 31, 2016	$2,182	$2,745	$-	$4,927

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

Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in the period of three months ended March 31, 2016.

	Total Revenues by Major Customer	Percentage of Total Company Revenues
	(in thousands)
Customer A	325	19%
Customer B	305	18%

Revenue from customer A was attributable to DPC and revenue from customer B attributable to DPL.

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

We market and sell our products to many diverse market segments, including the telecom, industrial, medical and military/defense industries.  Our products serve a global market, with an emphasis on North America and Europe.  We offer a broad product variety, including a full custom product design, standard and modified-standard products. Our unique high-speed switching power rectifiers include but are not limited to defense and commercial custom power products, server power supplies, front-end, open-frame, enclosed, CompactPCI, MicroTCA, Desktop/Wall-mount Adaptors, Power over Ethernet (POE) and other product solutions. Our product power range is from 10 watts to 75,000 watts.

In an effort to provide high quality products, better control our manufacturing costs and sell our products at competitive pricing to support our markets, we have entered into several contract manufacturing agreements with several manufacturers both domestically and in Asia, primarily China. To comply with the US International Traffic in Arms Regulations (“ITAR”) regulations, we manufacture our military products by a domestic manufacturer that complies with US ITAR regulations and is certified to perform such manufacturing services.

We intend to remain an innovative leader in the development of cutting-edge custom power solutions and feature rich products to meet any customer needs and requirements, rugged power systems to meet harsh and extreme operation environment conditions, and high efficiency, high-density and scalable power systems.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO THREE MONTHS ENDED MARCH 31, 2015

Revenues

Our revenues decreased by $183,000 or 9.7% to $1,713,000 for the three months ended March 31, 2016, from $1,896,000 for the three months ended March 31, 2015. The decrease was primarily the result of a decrease in shipments in revenue from commercial products manufactured by the Company’s European operation in Gresham, U.K. (DPL). We had two customers that each accounted for more than 10% of the consolidated revenues for the three months ended March 31, 2016.

Revenues from our U.S. operations increased by 2.6% to $948,000 for the three months ended March 31, 2016, from $924,000 for the three months ended March 31, 2015. Revenues from our European operations of DPL decreased by 21.3% to $765,000 for the three months ended March 31, 2016, from $972,000 for the three months ended March 31, 2015. The decrease was primarily the result of decline in commercial (distribution) sales. This was caused primarily by the decline in sales of existing products and the lead time of introducing new product lines.

Gross Margins

Gross margins decreased slightly to 36.2% for the three months ended March 31, 2016 compared to 37.6% for the three months ended March 31, 2015. The decrease in gross margins was mainly attributable to the decrease the profitability of our commercial products sold by our U.S operations.

Engineering and Product Development

Engineering and product development expenses decreased by $40,000 to $194,000 for the three months ended March 31, 2016 from $234,000 for the three months ended March 31, 2015. The decrease was primarily related to lower outside contracted engineering services incurred by our U.S operations.

Selling and Marketing

Selling and marketing expenses were $255,000 for the three months ended March 31, 2016 compared to $260,000 for the three months ended March 31, 2015.

General and Administrative

General and administrative expenses were $371,000 for the three months ended March 31, 2016 compared to $438,000 for the three months ended March 31, 2015. The decrease in our general and administrative expenses for the comparative period was mainly due to lower legal costs and the resignation of our former CFO.

Impairment of investment

       The Company didn’t recorded an impairment of its investment in Telkoor for the three months ended March 31, 2016 compared to an impairment of $50 for the three months ended March 31, 2015.

Financial Income (Expenses), net

Financial income, net was $7,000 for the three months ended March 31, 2016 compared to $65,000 for the three months ended March 31, 2015. Financial income is primarily related to foreign currency exchange gains or losses, and the Company’s European operations realized a significant benefit in currency fluctuations during the 2015 period.

Operating Loss

         The Company recorded an operating loss of $200,000 for the three months ended March 31, 2016 compared to operating loss of $219,000 for the three months ended March 31, 2015. The loss remains similar as a result of lower operating expenses offset by decrease in revenues.

Net Loss

          The Company recorded a net loss of $193,000 for the three months ended March 31, 2016 compared to a net loss of $204,000 for the three months ended March 31, 2015 as a result of the aforementioned changes.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2016, we had cash and cash equivalents of $1,158,000. This compares with cash and cash equivalents of $1,241,000 at December 31, 2015. The decrease in cash and cash equivalents was primarily due to the net loss of $194,000, and capital expenditures of $72,000 offset by a decrease in inventory of $87 and an increase in accounts payable of $76,000.

Net cash provided by operating activities totaled $8,000 for the three months ended March 31, 2016, compared to net cash provided in operating activities of $117,000 for the three months ended March 31, 2015. In the 2016 period, the decrease in net cash provided from operating activities compared to the 2015 period was mainly due to the 2015 first quarter collection of accounts receivable and an increase in deferred revenue and accrued liabilities offset by payments of accounts payable and an increase in inventories.

Net cash used in investing activities was $72,000 for the three months ended March 31, 2016 compared to net cash used in investing activities of $99,000 for the three months ended March 31, 2015. The investing activities for both periods represented purchases of property and equipment net of retirements.

There were no financing activities in the three months ended March 31, 2016 and March 31 2015.

We believe that cash provided by operating activities as well as our cash and cash equivalents, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

We believe we have adequate resources at this time to continue our operational and promotional efforts to increase sales and support our current operation.  However, if we do not increase our sales, we may have to raise money through debt or equity offerings, which may dilute shareholders’ equity.

CRITICAL ACCOUNTING POLICIES

In our Annual Report on Form 10-K for the year ended December 31, 2015, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements.  The basis for developing the estimates and assumptions within our critical accounting policies is based on historical information and known current trends and factors.  The estimates and assumptions are evaluated on an ongoing basis and actual results have been within our expectations.  We have not changed these policies from those previously disclosed in our Annual Report.

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

We generated an operating and net loss during the three months ended March 31, 2016 and March 31, 2015, we have historically experienced operating and net losses, and we may experience such losses in the future.

For the three months ended March 31, 2016, we had an operating loss of $200,000 and a net loss of $193,000 compared to an operating loss of $1,003,000 and a net loss of $1,096,000 for the year ended December 31, 2015.  Although we have actively taken steps to increase our revenue and reduce manufacturing and operating costs, we may incur operating and net losses in the future unless we increase revenues by selling current and custom design products and continue seeking manufacturing cost reductions through contract manufacturers.

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

We depend on Advice to design and retain product technology up to date and for manufacturing capabilities for some certain of the products that we sell. If Advice is unable or unwilling to continue designing or manufacturing our products in required volumes and with a certain level of quality on a timely basis, that could lead to loss of sales and adversely affect our operating results and cash position. We also depend on Advice's intellectual property and ability to transfer production to third party manufacturers. Failure to obtain new products in a timely manner or delay in delivery of products to customers will have an adverse effect on our ability to meet our customers’ expectations.  In addition, we operate in highly competitive markets where our ability to sell Advice’s products could be adversely affected by Advice's agreements with third parties, long lead-times and the high cost of Advice’s products. Also, in 2012, Telkoor’s products manufacturing lead-times increased, which hindered our ability to respond to our customers’ needs in timely manner.  Advice's principal offices, research and development and manufacturing facilities are located in Israel. Political, economic, and military conditions in Israel directly affect Advice operations. We are also dependent upon Advice’s terms and conditions with its contract manufacturers for some of our products, which terms and conditions may not always be in our best interest.  In 2010, we purchased certain IP from Telkoor in order to reduce our dependency on Telkoor with respect to a certain line of products. We also entered into a Manufacturing Rights Agreement with Advice in 2016, pursuant to which we were granted the non-exclusive right to directly place purchase orders for certain products from a third party manufacturer in consideration for payment of royalties to Advice. This agreement currently accounts for a significant portion of our sales. In the event this agreement is terminated for any reason, it would materially affect our profitability and cash position.

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

There is no assurance that we will be able to regain compliance with the abovementioned standard or any other applicable NYSE MKT listing standard. Upon such an occurrence, trading of our common stock will be suspended by the NYSE MKT and we may be delisting by the NYSE MKT. In the event our common stock is no longer listed for trading on the NYSE MKT, our trading volume and share price may decrease and we may experience further difficulties in raising capital which could materially affect our operations and financial results.

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

Our success depends on our ability to attract, retain and motivate our key management personnel, including, but not limited to, our President and CEO, our V.P. of Finance, marketing and sales personnel, and key engineers necessary to implement our business plan and to grow our business. Competition for certain specific technical and management skill sets is intense. If we are unable to identify and hire the personnel that we need to succeed, or if one or more of our present key employees were to cease to be associated with us, our future results could be adversely affected. Mr. Kohn continues to serve in his role as our President and CEO. However, Mr. Kohn’s employment agreement expired on December 31, 2010, and as of May 16, 2016, the Company had not signed a new employment agreement with Mr. Kohn.

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

Some of our products are subject to International Traffic In Arms Regulation (“ITAR”), which are interpreted, enforced and administered by the U.S. Department of State. ITAR regulation controls not only the export, import and trade of certain products specifically designed, modified, configured or adapted for military systems, but also the export of related technical data and defense services as well as foreign production.  Any delays in obtaining the required export, import or trade licenses for products subject to ITAR regulation and rules could have a material adverse effect on our business, financial condition, and/or operating results.  In addition, changes in United States export and import laws that require us to obtain additional export and import licenses or delays in obtaining export or import licenses currently being sought could cause significant shipment delays and, if such delays are too great, could result in the cancellation of orders. Any future restrictions or charges imposed by the United States or any other country on our international sales or foreign subsidiary could have a materially adverse effect on our business, financial condition, and/or operating results. In addition, from time to time, we have entered into contracts with the Israeli Ministry of Defense which were governed by the U.S. Foreign Military Financing program (“FMF”). Any such future sales would be subject to these regulations.  Failure to comply with ITAR or FMF rules could have a material adverse effect on our financial condition, and/or operating results.

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

Sales to customers outside of North America accounted for 45% of net revenues in the first quarter of 2016 and 58.1% of net revenues in the year ended December 31, 2015, and and we expect that international sales will continue to represent a material portion of our total revenues. International sales are subject to the risks of international business operations as described above, as well as generally longer payment cycles, greater difficulty collecting accounts receivable, and currency restrictions.  In addition, DPL, our wholly-owned subsidiary in the United Kingdom, supports our European and other international customers, distributors, and sales representatives, and therefore is also subject to local regulation.  International sales are also subject to the export laws and regulations of the United States and other countries.

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

Our common stock price is volatile.

Our common stock is listed on the NYSE MKT LLC.  In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects.  The exercise of outstanding options and warrants may adversely affect our stock price and a shareholder’s percentage of ownership.  As of March 31, 2016, we had outstanding options to purchase an aggregate of 1,111,000 shares of common stock, with a weighted average exercise price of $1.53 per share, exercisable at prices ranging from $0.65 to $1.79 per share.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.            MINE SAFETY DISCLOSURES

None

ITEM 5.           OTHER INFORMATION

On May 16, 2016, the Company issued a press release announcing its financial results for the third first quarter ended March 31, 2016.  A copy of the press release is furnished as Exhibit 99.1 hereto.

ITEM 6.           EXHIBITS

Exhibits

3.1	Amended and Restated Articles of Incorporation of Digital Power Corporation (1)

3.2	Amendment to Articles of Incorporation (1)

3.3	Amendment to Articles of Incorporation (2)

3.3	Bylaws of Digital Power Corporation (1)

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release, dated May 16, 2016, issued by Digital Power Corporation

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

(1)	Previously filed with the Commission on October 16, 1996 as an exhibit to the Company’s Registration Statement on Form SB-2.

(2)	Previously filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed December 9, 2013

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

Dated: May 16, 2016

Digital Power Corporation

By:	/s/ Uri Friedlander
Vice President of Finance
(Principal Accounting Officer)