Form 10-Q
period 2016-06-30
DIGITAL POWER CORP
filed 2016-08-15
CIK 896493

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________ .

Commission file number 1-12711

DIGITAL POWER CORPORATION

(Exact name of registrant as specified in its charter )

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

At August 12, 2016, the registrant had outstanding 6,775,971 shares of common stock.

DIGITAL POWER CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	June 30, 2016	December 31, 2015
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,212	$1,241
Trade receivables	1,205	1,240
Related parties – trade receivables	52	77
Prepaid expenses and other accounts receivable	127	187
Inventories (Note 3)	1,203	1,542

Total current assets	3,799	4,287

PROPERTY AND EQUIPMENT, NET	662	709

INVESTMENT IN TELKOOR	90	90

LONG-TERM DEPOSITS	13	13

Total Non- current assets	765	812

Total assets	$4,564	$5,099

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	June 30, 2016	December 31, 2015
	Unaudited

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$876	$937

Advances from customers and deferred revenue	10	211
Other current liabilities	457	480

Total current liabilities	1,343	1,628

SHAREHOLDERS' EQUITY:
Share capital -
Series A Redeemable Convertible Preferred shares, no par value - 500,000 shares authorized; 0 shares issued and outstanding at June 30, 2016 and December 31, 2015	-	-
Preferred shares, no par value - 1,500,000 shares authorized; 0 shares issued and outstanding at June 30, 2016 and December 31, 2015	-	-
Common shares, no par value - 30,000,000 shares authorized; 6,775,971 shares issued and outstanding as of June 30, 2016 and December 31, 2015	-	-
Additional paid-in capital	15,052	14,965
Accumulated deficit	(11,163)	(11,036)
Accumulated other comprehensive loss	(668)	(458)

Total shareholders' equity	3,221	3,471

Total liabilities and shareholders' equity	$4,564	$5,099

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

 U.S. dollars in thousands, except per share data

	Six months ended June 30,		Three months ended June 30,
	2016	2015	2016	2015
	Unaudited

Revenues	$3,777	$4,047	$2,064	$2,151
Cost of revenues	2,403	2,533	1,310	1,350

Gross profit	1,374	1,514	754	801

Operating expenses:
Engineering and product development	364	460	170	226
Selling and marketing	488	519	233	259
General and administrative	711	901	340	463

Total operating expenses	1,563	1,880	743	948

Operating income (loss)	(189)	(366)	11	(147)
Financial income (expense), net	62	(3)	55	(68)
Impairment of investment	-	(106)	-	(56)
Income (Loss) before income taxes	(127)	(475)	66	(271)

Income taxes	-	-	-	-

Net (loss) income	$(127)	(475)	$66	$(271)

Basic net income (loss) per share	$(0.02)	$(0.07)	$0.01	$(0.04)

Diluted net income (loss) per share	$(0.02)	$(0.07)	$0.01	$(0.04)

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands

	Six months ended June 30,		Three months ended June 30,
	2016	2015	2016	2015
	Unaudited

Net (loss) income	$(127)	$(475)	$66	$(271)
Other Comprehensive income, net of tax:
Change in net foreign currency translation adjustment	(210)	27	(152)	138
Other comprehensive income	(210)	27	(152)	138
Total comprehensive income (loss):	$(337)	$(448)	$(86)	$(133)

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

U.S. dollars in thousands, except share data

	Common Shares Number	Additional paid-in capital	Accumulated deficit	Other accumulated comprehensive income (loss)	Total shareholders equity

Balance as of January 1, 2016	6,775,971	$14,965	$(11,036)	$(458)	$3,471

Stock compensation related to options granted to employees	-	87	-	-	87
Comprehensive loss:
Net loss	-	-	(127)	-	(127)
Foreign currency translation adjustments	-		-	(210)	(210)

Balance as of June 30, 2016	6,775,971	$15,052	$(11,163)	$(668)	$3,221

Balance as of January 1, 2015	6,775,971	$14,739	$(9,940)	$(358)	$4,441

Stock compensation related to options granted to employees	-	137	-	-	137
Comprehensive loss:
Net loss	-		(475)	-	(475)
Foreign currency translation adjustments	-		-	27	27

Balance as of June 30, 2015	6,775,971	$14,876	$(10,415)	$(331)	$4,130

The accompanying notes are an integral part of the interim consolidated financial statements

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Six months ended June 30,
	2016	2015
	Unaudited
Cash flows from operating activities:

Net loss	$(127)	$(475)
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation	84	71
Amortization of intangible asset	-	48

Stock compensation related to options granted to employees	87	137
Impairment of investment in Telkoor	-	106
Write down of inventory		43
Decrease ( Increase) in trade receivables, net	4	500
Decrease (Increase) in prepaid expenses and other accounts receivable	53	(43)
Decrease (increase) in inventories	256	(277)
Decrease in accounts payable and related parties- trade payables	(25)	(146)
Increase (decrease) in deferred revenues and other current liabilities	(198)	(214)

Net cash provided by operating activities	134	(250)

Cash flows from investing activities:

Purchase of property and equipment	(74)	(105)

Net cash used in investing activities	(74)	(105)

Cash flows from financing activities:	-	-

Effect of exchange rate changes on cash and cash equivalents	(89)	5

Decrease in cash and cash equivalents	(29)	(350)
Cash and cash equivalents at the beginning of the period	1,241	2,110

Cash and cash equivalents at the end of the period	$1,212	$1,760

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 1:-          GENERAL

a.

Digital Power Corporation (the “Company” or “DPC”) was incorporated in 1969, under the General Corporation Law of the State of California. The Company and Digital Power Limited (“DPL”), a wholly owned subsidiary located in the United Kingdom, are currently engaged in the design, manufacture and sale of switching power supplies and converters. The Company has two reportable geographic segments - North America (sales through DPC) and Europe (sales through DPL).

b.

In January 2016, Telkoor Telecom Ltd. (“Telkoor”) sold its entire commercial assets to Advice Ltd. (“Advice”). Consequently, the Company depends on Advice for design, to retain product technology up-to-date and manufacturing capabilities for certain of the products that the Company sells. If Advice is unable or unwilling to continue designing or manufacturing the Company's products in required volumes and with a certain level of quality on a timely basis, that could lead to loss of sales and adversely affect the Company's operating results and cash position. The Company also depends on Advice's intellectual property and ability to transfer production to third party manufacturers. Failure to obtain new products in a timely manner or delay in delivery of products to customers will have an adverse effect on the Company's ability to meet its customers’ expectations.  In addition, the Company operates in highly competitive markets where the ability to sell Advice’s products could be adversely affected by Advice's agreements with other companies, long lead-times and the high cost of Advice’s products. In 2010, the Company purchased specific IP from Telkoor in order to reduce its dependency on Telkoor with respect to a certain line of products.

NOTE 2:-          SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of the financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2016.

The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2015 are applied consistently in these financial statements.

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 3:-            INVENTORIES

	June 30, 2016	December 31, 2015
	Unaudited

Raw materials, parts and supplies	$287	$336
Work in progress	224	191
Finished products	692	1,015

	$1,203	$1,542

NOTE 4:-           ACCOUNTING FOR STOCK-BASED COMPENSATION

Share Option Plan

1.

Under the Company's Digital Power 2012 (as amended) (“Incentive Share Option Plan”), options may be grantedto employees, officers, consultants, service providers and directors of the Company or its subsidiary.

2.

As of June 30, 2016, the Company had authorized according to the Incentive Share Option Plan, the grant of options to officers, management, other key employees and others of up to 1,372,630 options for the Company’s common shares. The maximum term of the options is ten years from date of grant. As of June 30, 2016, an aggregate of 761,130 shares of the Company’s common stock were still available for future grant.

3.

The options granted generally become fully exercisable after four years and expire no later than 10 years from the date of the option grant. Any options that are forfeited or cancelled before expiration become available for future grants.

4.	A summary of the Company’s employee share option activity (except options to consultants and service providers) and related information is as follows:

	Six months ended June 30, 2016
	Amount of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (*) In thousands
Outstanding at the beginning of the period	1,146,000	$1.52	6.74	$-
Expire	40,000	$1.16

Outstanding at the end of the period	1,106,000	$1.53	6.47	$-

Exercisable options at the end of the period	736,000	$1.58	5.67	$-

(*)	Calculation of aggregate intrinsic value is based upon the share price of the Company’s common stock as on June 30, 2016 ($0.40) per share).

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

No options were granted during the first six months of 2016.

The total employee’s equity-based compensation expense related to all of the Company’s equity-based awards recognized for the three and six months ended June 30, 2016 and 2015 is comprised as follows:

	Six months ended		Three months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	Unaudited	Unaudited	Unaudited	Unaudited

Cost of goods sold	4	3	2	2
Sales and marketing expenses	2	6	1	4
Research and development	8	11	4	7
General and administrative	73	117	36	77
Total employees equity-based compensation expense	87	137	43	90

As of June 30, 2016, there was $327 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the share option plans. That cost is expected to be recognized over a period of the next 1.94 years.

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 5:-       INCOME (LOSS) PER SHARE

-The following table sets forth the computation of the basic and diluted net income (loss) per share:

	Six months ended June 30,		Three months ended June 30,
	2016	2015	2016	2015
	Unaudited

Denominator for basic net income per share of weighted average number of common shares	6,775,971	6,775,971	6,775,971	6,775,971
Effect of dilutive securities:
Employee stock options	--	-	--	-

Denominator for diluted net income per common share	6,775,971	6,775,971	6,775,971	6,775,971

Basic net income (loss) per share	$(0.02)	$(0.07)	$0.01	$(0.04)
Diluted net income (loss) per share	$(0.02)	$(0.07)	$0.01	$(0.04)

NOTE 6:-       INVESTMENT IN TELKOOR

On June 16, 2011 the Company acquired 1,136,666 shares of Telkoor, a major shareholder of the Company and an Israeli company listed in the Tel Aviv stock exchange, which represented 8.8% (8.4% as of June 30, 2016) of the outstanding shares of Telkoor. As a result of this transaction, an existing manufacturing agreement between Digital Power and Telkoor was updated and extended.

Equity securities that do not have readily determinable fair values (i.e. non-marketable equity securities) and are not required to be accounted for under the equity method are typically carried at cost (i.e., cost method investments), as described in ASC 325-20. The Company has classified its investment in Telkoor's shares using the cost method in accordance with ASC 325-20 "Investments in Other". Paragraphs 320-10-35-17 through 35-35 discuss the methodology for determining impairment and evaluate whether the impairment is other than temporary and therefore should be recognized.

The Company recorded an impairment of its investment in Telkoor of $0 for the six months ended June 30, 2016 compared to $106 for the six months ended June 30, 2015 and $110 for the year ended December 31, 2015.

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

	Six months ended June 30, 2016 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$2,160	$1,617	$-	$3,777
Intersegment revenues	62	-	(62)	-

Total revenues	$2,222	$1,617	$(62)	$3,777

Depreciation and amortization expense	$38	$45	$-	$83

Operating income (loss)	$(181)	$(8)	$-	$(189)
Impairment of investment				-
Financial expense, net	(10)	72		62

Net income (loss)	$(191)	$64	$-	$(127)

Expenditures for segment assets, as of June 30, 2016	$23	$51	$-	$74

Total assets as of June 30, 2016	$2,157	$2,407	$-	$4,564

	Six months ended June 30, 2015 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$1,987	$2,060	$-	$4,047
Intersegment revenues	122	-	(122)	-

Total revenues	$2,109	$2,060	$(122)	$4,047

Depreciation and amortization expense	$37	$82	$-	$119

Operating income (loss)	$(529)	$163	$-	$(366)
Impairment of investment		(106)		(106)
Financial expense, net		(3)		(3)

Net income (loss)	$(529)	$54	$-	$(475)

Expenditures for segment assets, as of June 30, 2015	$50	$55	$-	$105

Total assets as of June 30, 2015	$2,594	$3,117	$-	$5,711

	Three months ended June 30, 2016 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$1,212	$852	$-	$2,064
Intersegment revenues	56	-	(56)	-

Total revenues	$1,268	$852	$(56)	$2,064

Depreciation and amortization expense	$19	$24	$-	$43

Operating income (loss)	$33	$(22)	$-	$11
Impairment of investment	-	-		-
Financial income (expense), net	(3)	58		55

Net income (loss)	$30	$36	$-	$66

Expenditures for segment assets, as of June 30, 2016	$-	$3	$-	$3

Total assets as of 30, 2016	$2,157	$2,407	$-	$4,564

	Three months ended June 30, 2015 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$1,063	$1,088	$-	$2,151
Intersegment revenues	11	-	(11)	-

Total revenues	$1,074	$1,088	$(11)	$2,151

Depreciation and amortization expense	$19	$42	$-	$61

Operating income (loss)	$(264)	$117	$-	$(147)
Impairment of investment		(56)		(56)
Financial expense, net		(68)		(68)

Net income (loss)	$(264)	$(7)	$-	$(271)

Expenditures for segment assets, as of June 30, 2015	$4	$2	$-	$6

Total assets as of June 30, 2015	$2,594	$3,117	$-	$5,711

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in the period of six months ended June 30, 2016.

	Total Revenues by Major Customer (in thousands)	Percentage of Total Company Revenues
Customer A	768	20%

Revenue from customer A was attributable to DPC.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on our expectations, beliefs, forecasts, intentions and future strategies and are signified by the words “expects”, “anticipates” , “intends”, “believes” or similar language. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Part II, Item 1A. Risk Factors” and elsewhere in this report. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. All forward-looking statements included in this quarterly report are based on information available to us on the date of this report and speak only as of the date hereof. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Our wholly-owned UK-based subsidiary, Digital Power Limited (“DPL”), located in Salisbury, England, operates under the brand name of “Gresham Power Electronics” (“Gresham”). DPL designs, manufactures and sells power products and system solutions mainly for the European marketplace, including power conversion, power distribution equipment, DC/AC (Direct Current/Active Current) inverters and UPS (Uninterrupted Power Supply) products. Our European defense business is specialized in the field of naval power distribution products.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2015

Revenues

Our revenues decreased by $87,000, or 4.04%, to $2,064,000 for the three months ended June 30, 2016, from $2,151,000 for the three months ended June 30, 2015. The slight decrease was primarily the result of a decrease in revenue from military products manufactured by the Company’s European operation in Gresham, U.K. (DPL), offset by an increase in revenue from commercial products in North America due to an increase in demand in some of our medical and defense products. We had one customer that accounted for more than 10% of the consolidated revenues for the six months ended June 30, 2016.

Revenues from our U.S. operations increased by 14.0% to $1,212,000 for the three months ended June 30, 2016, from $1,063,000 for the three months ended June 30, 2015. Revenues from our European operations of DPL decreased by 21.7% to $852,000 for the three months ended June 30, 2016, from $1,088,000 for the three months ended June 30, 2015.The decrease was primarily a consequence of the timing of equipment deliveries to take account of warship building programs.

For the six months ended June 30, 2016, our revenues decreased by 6.7% to $3,777,000 from $4,047,000 for the six months ended June 30, 2015. The decrease in revenues was attributable primarily to the decrease in shipments of military products of DPL.

Gross Margins

Gross margins decreased slightly to 36.5% for the three months ended June 30, 2016 compared to 37.2% for the three months ended June 30, 2015. Gross margins for the six months ended June 30, 2016 decreased to 36.4% compared to gross margins of 37.4% for the six months ended June 30, 2015. The slight decrease in gross margins was mainly attributable to the decrease in profitability of our commercial products sold by our U.S operations.

Engineering and Product Development

Engineering and product development expenses decreased by $56,000 to $170,000 for the three months ended June 30, 2016 from $226,000 for the three months ended June 30, 2015.

Engineering and product development expenses were $364,000 for the six months ended June 30, 2016 as compared to $460,000 for the six months ended June 30, 2015. The overall decrease in our engineering and product development expenses for the comparative six month periods was primarily related to the completion of custom product development efforts for medical and broadband applications, which lowered the amount of outside contracted engineering services incurred by our U.S operations.

Selling and Marketing

Selling and marketing expenses were $233,000 and $488,000, respectively, for the three and six months ended June 30, 2016 as compared to $259,000 and $519,000, respectively, for the three and six months ended June 30, 2015. The decrease in sales and marketing expenses for the three and six month periods of 2016 versus the 2015 comparable periods was primarily the result of reduction in sales staff.

General and Administrative

General and administrative expenses were $340,000 and $711,000, respectively, for the three and six months ended June 30, 2016 as compared to $463,000 and $901,000, respectively, for the three and six months ended June 30, 2015. The decrease in our general and administrative expenses for the comparative period was mainly due to the resignation of our former CFO, lower stock option expenses and a decrease in legal costs.

Impairment of investment

The Company didn’t recorded an impairment of its investment in Telkoor for the three and six months ended June 30, 2016 compared to an impairment of $56,000 for the three months ended June 30, 2015 and 106,000 for the six months ended June 30, 2015.

Financial Income (Expenses), net

Financial income, net was $55,000 for the three months ended June 30, 2016 compared to expenses of $68,000 for the three months ended June 30, 2015. Financial income is primarily related to foreign currency exchange gains or losses, and the Company’s European operations realized a significant benefit in currency fluctuations during the 2016 period.

Operating Loss

The Company recorded an operating income of $11,000 for the three months ended June 30, 2016 compared to operating loss of $147,000 for the three months ended June 30, 2015. The decrease in operating loss was achieved by increased sales in North America and lower operating expenses. For the six months ended June 30, 2016, the Company recorded an operating loss of $189,000 compared to operating loss of $366,000 for the six months ended June 30, 2015. The decrease in operating loss is primarily related to decrease in operating expenses offset by a decrease in revenues.

Net Income (Loss)

The Company recorded a net income of $66,000 for the three months ended June 30, 2016 compared to a net loss of $271,000 for the three months ended June 30, 2015 as a result of the aforementioned changes and $56,000 impairment of investment in the second quarter of 2015. For the six months ended June 30, 2016, the Company recorded a net loss of $127,000 compared to net loss of $475,000 for the six months ended June 30, 2015 (that included a $106,000 impairment of investment).

Other comprehensive income (loss)

Other comprehensive loss was $152,000 and $210,000, respectively, for the three and six months ended June 30, 2016 as compared to other comprehensive income of $138,000 and $27,000, respectively, for the three and six months ended June 30, 2015. The significant other comprehensive loss for the three and six month periods ended June 30, 2016, which decreased our equity, reflects the impact of the weakening of the British Pound on the equity of our UK-based subsidiary DPL following the referendum in the UK on membership in the European Union.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2016, we had cash and cash equivalents of $1,212,000. This compares with cash and cash equivalents of $1,241,000 at December 31, 2015. The decrease in cash and cash equivalents was primarily due to the net cash provided from operation of $134,000, offset by capital expenditures of $74,000 and the effect of exchange rate fluctuations on cash of $89,000.

 Net cash provided by operating activities totaled $134,000 for the six months ended June 30, 2016, compared to net cash used by operating activities of $250,000 for the six months ended June 30, 2015. In the 2016 period, the increase in net cash provided from operating activities compared to the 2015 period was mainly due to a decrease in loss and a decrease in inventories.

Net cash used in investing activities was $74,000 for the six months ended June 30, 2016 compared to net cash used in investing activities of $105,000 for the six months ended June 30, 2015. The investing activities for both periods represented purchases of property and equipment net of retirements.

There were no financing activities in the three and six months ended June 30, 2016 and June 30 2015.

We believe that cash provided by operating activities as well as our cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months.

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

We generated an operating and net loss during the three and six months ended June 30, 2016 and June 30, 2015, we have historically experienced operating and net losses, and we may experience such losses in the future.

For the six months ended June 30, 2016, we had an operating loss of $189,000 and a net loss of $127,000 compared to an operating loss of $1,003,000 and a net loss of $1,096,000 for the year ended December 31, 2015. Although we have actively taken steps to increase our revenue and reduce manufacturing and operating costs, we may incur operating and net losses in the future unless we increase revenues by selling current and custom design products and continue seeking manufacturing cost reductions through contract manufacturers.

We depend on Advice Electronics Ltd. (“Advice”) to maintain the technology used to manufacture our products and to manufacture some of our products. We also depend on the right to manufacture certain products subject to royalty payments with Advice.

In January 2016, Telkoor Telecom Ltd. (“Telkoor”) sold its entire commercial assets to Advice which included without limitation product IP, manufacturing rights, customer base, inventory, staff and technological capabilities. Following such transaction, we entered into a manufacturing and distribution agreement with Advice. This agreement allows us to manufacture certain Advice products (formerly owned by Telkoor) through August 2017 against royalty payments. From August 2017 through December 2020, subject to Advice's consent, we will be allowed to continue distributing and selling certain Advice products while keeping product branding under our brand, after which we will be entitled to distribute the products under DPC branding until December 2020.

We depend on Advice to design and retain product technology up to date and for manufacturing capabilities for certain of the products that we sell. If Advice is unable or unwilling to continue designing or manufacturing our products in required volumes and with a certain level of quality on a timely basis, that could lead to loss of sales and adversely affect our operating results and cash position. We also depend on Advice's intellectual property and ability to transfer production to third party manufacturers. Failure to obtain new products in a timely manner or delay in delivery of products to customers will have an adverse effect on our ability to meet our customers’ expectations.  In addition, we operate in highly competitive markets where our ability to sell Advice’s products could be adversely affected by Advice's agreements with third parties, long lead-times and the high cost of Advice’s products. Also, in 2012, Telkoor’s products manufacturing lead-times increased, which hindered our ability to respond to our customers’ needs in timely manner. Advice's principal offices, research and development and manufacturing facilities are located in Israel. Political, economic, and military conditions in Israel directly affect Advice operations. We are also dependent upon Advice’s terms and conditions with its contract manufacturers for some of our products, which terms and conditions may not always be in our best interest.  In 2010, we purchased certain IP from Telkoor in order to reduce our dependency on Telkoor with respect to a certain line of products. We also entered into a Manufacturing Rights Agreement with Advice in 2016, pursuant to which we were granted the non-exclusive right to directly place purchase orders for certain products from a third party manufacturer in consideration for payment of royalties to Advice. This agreement currently accounts for a significant portion of our sales. In the event this agreement is terminated for any reason, it would materially affect our profitability and cash position.

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

There is no assurance that we will be able to regain compliance with the abovementioned standard or any other applicable NYSE MKT listing standard. Upon such an occurrence, trading of our common stock will be suspended by the NYSE MKT and we may be delisted by the NYSE MKT. In the event our common stock is no longer listed for trading on the NYSE MKT, our trading volume and share price may decrease and we may experience further difficulties in raising capital which could materially affect our operations and financial results.

Our strategic focus on our custom power supply solution competencies and concurrent cost reduction plans may be ineffective or may limit our ability to compete.

As a result of our strategic focus on custom power supply solutions, we will continue to devote significant resources to developing and manufacturing custom power supply solutions for a large number of customers, where each product represents a uniquely tailored solution for a specific customer’s requirements.  Failure to meet these customer product requirements or a failure to meet production schedules and/or product quality standards may put us at risk with one or more of these customers.  Moreover, changes in market conditions and strategic changes at the direction of our customers may affect their decision to continue to purchase from us. The loss of one or more of our significant custom power supply solution customers could have a material adverse impact on our revenues, and business or financial condition.

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

Our success depends on our ability to attract, retain and motivate our key management personnel, including, but not limited to, our President and CEO, our V.P. of Finance, marketing and sales personnel, and key engineers necessary to implement our business plan and to grow our business. Competition for certain specific technical and management skill sets is intense. If we are unable to identify and hire the personnel that we need to succeed, or if one or more of our present key employees were to cease to be associated with us, our future results could be adversely affected. Mr. Kohn continues to serve in his role as our President and CEO. However, Mr. Kohn’s employment agreement expired on December 31, 2010, and as of August 12, 2016, the Company had not signed a new employment agreement with Mr. Kohn.

We depend upon a few major customers for a majority of our revenues, and the loss of any of these customers, or the substantial reduction in the quantity of products that they purchase from us, would significantly reduce our revenues and net income.

We currently depend upon a few major OEMs and other customers for a significant portion of our revenues. If our major OEM customers will reduce or cancel their orders scaling back some of their activities, our revenues and net income would be significantly reduced. Furthermore, diversions in the capital spending of certain of these customers to new network elements have and could continue to lead to their reduced demand for our products, which could, in turn, have a material adverse effect on our business and results of operations. If the financial condition of one or more of our major customers should deteriorate, or if they have difficulty acquiring investment capital due to any of these or other factors, a substantial decrease in our revenues would likely result.

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

We outsource, and are dependent upon developer partners for the development of some of our custom design products.

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

We market and sell our products through domestic and international OEM relationships and other distribution channels, such as manufacturers’ representatives and distributors. Our future results are dependent on our ability to establish, maintain and expand our relationships with OEMs as well as with manufacturer’ representatives and distributors to sell our products. If, however, the third parties with whom we have entered into such OEM and other arrangements should fail to meet their contractual obligations, cease doing, or reduce the amount of theirbusiness with us or otherwise fail to meet their own performance objectives, customer demand for our products could be adversely affected, which would have an adverse effect on our revenues.

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

Although we depend on sales of our legacy products for a meaningful portion of our revenues, these products are mature and their sales will continue to decline.

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

Sales to customers outside of North America accounted for 43% of net revenues in the first six months of 2016 and 58.1% of net revenues in the year ended December 31, 2015, and we expect that international sales will continue to represent a material portion of our total revenues. International sales are subject to the risks of international business operations as described above, as well as generally longer payment cycles, greater difficulty collecting accounts receivable, and currency restrictions.  In addition, DPL, our wholly-owned subsidiary in the United Kingdom, supports our European and other international customers, distributors, and sales representatives, and therefore is also subject to local regulation.  International sales are also subject to the export laws and regulations of the United States and other countries.

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

Our common stock price is volatile.

Our common stock is listed on the NYSE MKT LLC.  In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects.  The exercise of outstanding options and warrants may adversely affect our stock price and a shareholder’s percentage of ownership.  As of June 30, 2016, we had outstanding options to purchase an aggregate of 1,111,000 shares of common stock, with a weighted average exercise price of $1.53 per share, exercisable at prices ranging from $0.65 to $1.79 per share.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.            MINE SAFETY DISCLOSURES

None

ITEM 5.           OTHER INFORMATION

On August 15, 2016, the Company issued a press release announcing its financial results for the second quarter ended June 30, 2016.  A copy of the press release is furnished as Exhibit 99.1 hereto.

ITEM 6.           EXHIBITS

Exhibits

3.1	Amended and Restated Articles of Incorporation of Digital Power Corporation (1)

3.2	Amendment to Articles of Incorporation (1)

3.3	Amendment to Articles of Incorporation (2)

3.3	Bylaws of Digital Power Corporation (1)

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release, dated August 15, 2016, issued by Digital Power Corporation

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

(1)	Previously filed with the Commission on October 16, 1996 as an exhibit to the Company’s Registration Statement on Form SB-2.

(2)	Previously filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed December 9, 2013

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

Dated: August 15, 2016

Digital Power Corporation

By:	/s/ Uri Friedlander
Uri Friedlander
Vice President of Finance
(Principal Accounting Officer)

/s/ Amos Kohn
Amos Kohn
President & Chief Executive Officer
(Principal Executive Officer)