Form 10-Q
period 2016-09-30
DIGITAL POWER CORP
filed 2016-11-14
CIK 896493

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________.

Commission file number 1-12711

DIGITAL POWER CORPORATION

(Exact name of registrant as specified in its charter)

California	94-1721931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

At November 11, 2016, the registrant had outstanding 6,775,971 shares of common stock.

DIGITAL POWER CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	September 30,	December 31,
	2016	2015
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,292	$1,241
Trade receivables	1,110	1,240
Related parties – trade receivables	-	77
Prepaid expenses and other accounts receivable	239	187
Inventories (Note 3)	1,186	1,542

Total current assets	3,827	4,287

PROPERTY AND EQUIPMENT, NET	615	709

INVESTMENT IN TELKOOR	-	90

LONG-TERM DEPOSITS	13	13

Total Non- current assets	628	812

Total assets	$4,455	$5,099

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	September 30,	December 31,
	2016	2015
	Unaudited

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$757	$937

Advances from customers and deferred revenue	94	211
Other current liabilities	434	480

Total current liabilities	1,285	1,628

SHAREHOLDERS' EQUITY:
Share capital -
Series A Redeemable Convertible Preferred shares, no par value - 500,000 shares authorized; 0 shares issued and outstanding at September 30, 2016 and December 31, 2015	-	-
Preferred shares, no par value - 1,500,000 shares authorized; 0 shares issued and outstanding at September 30, 2016 and December 31, 2015	-	-
Common shares, no par value - 30,000,000 shares authorized; 6,775,971 shares issued and outstanding as of September 30, 2016 and December 31, 2015	-	-
Additional paid-in capital	15,094	14,965
Accumulated deficit	(11,201)	(11,036)
Accumulated other comprehensive loss	(723)	(458)

Total shareholders' equity	3,170	3,471

Total liabilities and shareholders' equity	$4,455	$5,099

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands, except per share data

	Nine months ended September 30,		Three months ended September 30,
	2016	2015	2016	2015
	Unaudited

Revenues	$5,603	$5,462	$1,826	$1,415
Cost of revenues	3,526	3,468	1,123	935

Gross profit	2,077	1,994	703	480

Operating expenses:
Engineering and product development	511	663	147	203
Selling and marketing	723	835	235	316
General and administrative	1,115	1,279	404	378

Total operating expenses	2,349	2,777	786	897

Operating income (loss)	(272)	(783)	(83)	(417)
Financial income (expense), net	85	18	23	21
Impairment of investment	-	(106)	-	-
Income (Loss) before income taxes	(187)	(871)	(60)	(396)

Income taxes	22	-	22	-

Net (loss) income	$(165)	$(871)	$(38)	$(396)

Basic net income (loss) per share	$(0.02)	$(0.129)	$(0.01)	$(0.059)

Diluted net income (loss) per share	$(0.02)	$(0.129)	$(0.01)	$(0.059)

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands

	Nine months ended September 30,		Three months ended September 30,
	2016	2015	2016	2015
	Unaudited

Net (loss) income	$(165)	$(871)	$(38)	$(396)
Other Comprehensive income, net of tax:
Change in net foreign currency translation adjustment	(265)	(55)	(55)	(82)
Other comprehensive income	(265)	(55)	(55)	(82)
Total comprehensive income (loss):	$(430)	$(926)	$(93)	$(478)

The accompanying notes are an integral part of the interim consolidated financial statements.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

U.S. dollars in thousands, except share data

	Common Shares Number	Additional paid-in capital	Accumulated deficit	Other accumulated comprehensive income (loss)	Total shareholders equity

Balance as of January 1, 2016	6,775,971	$14,965	$(11,036)	$(458)	$3,471
Stock compensation related to options granted to employees	-	129	-	-	129
Comprehensive loss: Net loss	-	-	(165)	-	(165)
Foreign currency translation adjustments	-	-	-	(265)	(265)
Balance as of September 30, 2016	6,775,971	$15,094	$(11,201)	$(723)	$3,170

Balance as of January 1, 2015	6,775,971	$14,739	$(9,940)	$(358)	$4,441

Stock compensation related to options granted to employees	-	181	-	-	181
Comprehensive loss:
Net loss	-	-	(871)	-	(871)
Foreign currency translation adjustments	-	-	-	(55)	(55)

Balance as of September 30, 2015	6,775,971	$14,920	$(10,811)	$(413)	$3,696

The accompanying notes are an integral part of the interim consolidated financial statements

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Nine months ended September 30,
	2016	2015
	Unaudited
Cash flows from operating activities:

Net loss	$(165)	$(871)
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation	123	108
Amortization of intangible asset	-	66

Stock compensation related to options granted to employees	129	181
Impairment of investment in Telkoor	-	106
Write down of inventory		44
Decrease ( Increase) in trade receivables, net	82	560
Decrease (Increase) in prepaid expenses and other accounts receivable	(60)	(53)
Decrease (increase) in inventories	243	(339)
Decrease in accounts payable and related parties- trade payables	(101)	(236)
Increase (decrease) in deferred revenues and other current liabilities	(113)	(161)

Net cash provided by operating activities	138	(595)

Cash flows from investing activities:

Purchase of property and equipment	(78)	(130)
Sale of investment	90

Net cash from( used) n investing activities	12	(130)

Cash flows from financing activities:	-	-

Effect of exchange rate changes on cash and cash equivalents	(99)	(20)

Increase (Decrease) in cash and cash equivalents	51	(745)
Cash and cash equivalents at the beginning of the period	1,241	2,110

Cash and cash equivalents at the end of the period	$1,292	$1,365

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

c.

On September 5, 2016, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Philou Ventures, LLC, a Wyoming limited liability company (the “Purchaser”), and Telkoor Telecom Ltd., an Israeli company (the “Seller”) pursuant to which the Purchaser purchased all of the Seller’s 2,714,610 shares of the common stock in the Company, constituting approximately 40.06% of the Company’s outstanding shares of common stock. In consideration for such shares, the Purchaser paid Seller $1.5 million.

Pursuant to the Agreement, the Company entered into a Rescission Agreement with the Seller in order to resolve all financial issues between the parties, including the repurchase by the Seller of 1,136,666 shares of common stock in Seller beneficially owned by the Company for their book value.

The closing of the transactions under the Agreement and the Rescission Agreement occurred on September 22, 2016.

NOTE 2:-          SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of the financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2016.

The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2015 are      applied consistently in these financial statements.

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

.

NOTE 3:-            INVENTORIES

	September 30,	December 31,
	2016	2015
	Unaudited

Raw materials, parts and supplies	$219	$336
Work in progress	213	191
Finished products	754	1,015

	$1,186	$1,542

NOTE 4:-           ACCOUNTING FOR STOCK-BASED COMPENSATION

Share Option Plan

1.

Under the Company's Digital Power 2012 (as amended) (“Incentive Share Option Plan”), options may be granted to employees, officers, consultants, service providers and directors of the Company or its subsidiary.

2.

As of September 30, 2016, the Company had authorized according to the Incentive Share Option Plan, the grant of options to officers, management, other key employees and others of up to 1,372,630 options for the Company’s common shares. The maximum term of the options is ten years from date of grant. As of September 30, 2016, an aggregate of 812,630 shares of the Company’s common stock were still available for future grant.

3.

The options granted generally become fully exercisable after four years and expire no later than 10 years from the date of the option grant. Any options that are forfeited or cancelled before expiration become available for future grants.

4.	A summary of the Company’s employee share option activity (except options to consultants and service providers) and related information is as follows:

	Nine months ended September 30, 2016
	Amount of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (*) In thousands
Outstanding at the beginning of the period	1,146,000	$1.52	6.74	$-
Expire	40,000	$1.16
Forfeited	105,000	$1.38
Outstanding at the end of the period	1,001,000	$1.55	6.05	$7

Exercisable options at the end of the period	756,000	$1.56	5.50	$3

(*)	Calculation of aggregate intrinsic value is based upon the share price of the Company’s common stock as of September 30, 2016 $0.77 per share.

DIGITAL POWER CORPORATION AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 4:-	ACCOUNTING FOR STOCK-BASED COMPENSATION (Cont.)

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

No options were granted during the first nine months of 2016.

The total employee’s equity-based compensation expense related to all of the Company’s equity-based awards recognized for the three and nine months ended September 30, 2016 and 2015 is comprised as follows:

	Nine months ended		Three months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	Unaudited	Unaudited	Unaudited	Unaudited

Cost of goods sold	5	4	1	1
Sales and marketing expenses	3	8	1	2
Research and development	13	14	5	3
General and administrative	108	155	35	38
Total employees equity-based compensation expense	129	181	42	44

As of September 30, 2016, there was $274 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the share option plans. That cost is expected to be recognized over a period of the next 1.66 years.

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 5:-     INCOME (LOSS) PER SHARE

The following table sets forth the computation of the basic and diluted net income (loss) per share:

	Nine months ended September 30,		Three months ended September 30,
	2016	2015	2016	2015
	Unaudited

Denominator for basic net income per share of weighted average number of common shares	6,775,971	6,775,971	6,775,971	6,775,971
Effect of dilutive securities:
Employee stock options	--	-	--	-

Denominator for diluted net income per common share	6,775,971	6,775,971	6,775,971	6,775,971

Basic net income (loss) per share	$(0.02)	$(0.129)	$(0.01)	$(0.059)

Diluted net income (loss) per share	$(0.02)	$(0.129)	$(0.01)	$(0.059)

NOTE 6:-         INVESTMENT IN TELKOOR

On June 16, 2011 the Company acquired 1,136,666 shares of Telkoor, the Company's major shareholder at the time, and an Israeli company listed in the Tel Aviv stock exchange (at such time), which represented 8.8% of the outstanding shares of Telkoor. As a result of this transaction, an existing manufacturing agreement between the Company and Telkoor was updated and extended.

The Company recorded an impairment of its investment in Telkoor of $0 for the nine months ended September 30, 2016 compared to $106,000 for the nine months ended September 30, 2015 and $110,0000 for the year ended December 31, 2015.

On September 22, 2016, the Company sold such shares to Telkoor for $90,000. (see Note 1)

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

	Nine months ended September 30, 2016 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$3,408	$2,195	$-	$5,603
Intersegment revenues	89	-	(89)	-

Total revenues	$3,497	$2,195	$(89)	$5,603

Depreciation and amortization expense	$57	$66	$-	$123

Operating income (loss)	$(147)	$(125)	$-	$(272)
Impairment of investment	-	-		-
Financial expense, net	(12)	97		85

Tax	-	22		22

Net income (loss)	$(159)	$(6)	$-	$(165)

Expenditures for segment assets, as of September 30, 2016	$23	$51	$-	$74

Total assets as of September 30, 2016	$2,084	$2,371	$-	$4,455

	Nine months ended September 30, 2015 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$2,795	$2,667	$-	$5,462
Intersegment revenues	277	-	(277)	-

Total revenues	$3,072	$2,667	$(277)	$5,462

Depreciation and amortization expense	$56	$118	$-	$174

Operating income (loss)	$(845)	$62	$-	$(783)
Impairment of investment		(106)		(106)
Financial expense, net	(4)	22		18

Net income (loss)	$(849)	$(22)	$-	$(871)

Expenditures for segment assets, as of September 30, 2015	$54	$76	$-	$130

Total assets as of September 30, 2015	$2,252	$2,930	$-	$5,182

	Three months ended September 30, 2016 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$1,248	$578	$-	$1,826
Intersegment revenues	27	-	(27)	-

Total revenues	$1,275	$578	$(27)	$1,826

Depreciation and amortization expense	$19	$21	$-	$40

Operating income (loss)	$34	$(117)	$-	$(83)
Impairment of investment	-	-		-
Financial income (expense), net	(2)	25		23
Tax	-	22		22

Net income (loss)	$32	$(70)	$-	$(38)

Expenditures for segment assets, as of September 30, 2016	$-	$4	$-	$4

Total assets as of September 30, 2016	$2,084	$2,371	$-	$4,455

	Three months ended September 30, 2015 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$808	$607	$-	$1,415
Intersegment revenues	155	-	(155)	-

Total revenues	$963	$607	$(155)	$1,415

Depreciation and amortization expense	$19	$36	$-	$55

Operating income (loss)	$(316)	$(101)	$-	$(417)
Impairment of investment	-	-		-
Financial expense, net	(4)	25		21

Net income (loss)	$(320)	$(76)	$-	$(396)

Expenditures for segment assets, as of September 30, 2015	$4	$21	$-	$25

Total assets as of September 30, 2015	$2,252	$2,930	$-	$5,182

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Major customer data as a percentage of total revenues:

The following table sets forth the customers that represented 10% or more of the Company’s total revenues in the period of nine months ended September 30, 2016.

	Total Revenues by Major Customer (in thousands)	Percentage of Total Company Revenues
Customer A	1,176	21%

Revenue from customer A was attributable to DPC.

NOTE 8:-       SUBSEQUENT EVENTS

On October 21, 2016, the Company entered into a 12% Convertible Secured Note (“Convertible Note”), a warrant to purchase 265,000 shares of common stock each at an exercise price of $0.80 (“$0.80 Warrant”), a warrant to purchase 265,000 shares of common stock each at an exercise price of $0.90 (“$0.90 Warrant” and together with the $0.80 Warrant collectively “Warrants”) and a registration rights agreement with an accredited investor (the “Investor”).

The Convertible Note is in the principal amount of $530,000 and was sold for $500,000, bears interest at 12% simple interest on the principal amount, is secured by all the assets of the Company, and is due on October 20, 2019. Interest only payments are due on a quarterly basis and the principal may be converted into shares of the Company’s common stock at $0.55 per share. Subject to certain beneficial ownership limitations, the Investor may convert the principal amount of the Convertible Note at any time into common stock. The conversion price of the Convertible Note is subject to adjustment for customary stock splits, stock dividends, combinations or similar events.

Upon 30 days' notice, the Company has the right to prepay the Convertible Note. In addition, provided that the closing price for a share of the Company’s common stock exceeds $3.00 per share for 30 consecutive trading days, the Company has the right to force the holder thereof to convert the principal amount into shares of common stock at the conversion rate.

On November 3, 2016, subject to shareholder approval at the Company's next annual general meeting of shareholders to be held on December 28, 2016, the Company’s Board approved the 2016 Stock Incentive Plan (the “2016 Stock Incentive Plan”), under which options to acquire up to 4,000,000 shares of common stock may be granted to the Company's directors, officers, employees and consultants. The 2016 Stock Incentive Plan is in addition to the Company’s current 2012 Stock Option Plan, as amended (the “2012 Plan”), which provides for the issuance of a maximum of 1,372,630 shares of the Company’s common stock to be offered to the Company’s directors, officers, employees, and consultants. As of November 4, 2016, 522,500 options, net of cancellations, to purchase shares of Common Stock were granted under the 2012 Plan. If the 2016 Stock Incentive Plan is approved by the Company’s Shareholders, then 4,850,130 options shall be available for future issuance under the 2012 Plan and the 2016 Stock Incentive Plan.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on our expectations, beliefs, forecasts, intentions and future strategies and are signified by the words “expects”, “anticipates”, “intends”, “believes” or similar language. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business and other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Part II, Item 1A. Risk Factors” and elsewhere in this report. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. All forward-looking statements included in this quarterly report are based on information available to us on the date of this report and speak only as of the date hereof. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

We market and sell our products to many diverse market segments, including the telecom, industrial, medical and military/defense industries.  Our products serve a global market, with an emphasis on North America and Europe.  We offer a broad product variety, including a full custom product design, standard and modified-standard products. Our unique high-speed switching power rectifiers include but are not limited to defense and commercial custom power products, ruggedized custom military products, Datacom and server power supplies, front-end, open-frame, enclosed, CompactPCI, Capacitor Charger for laser charging, Desktop/Wall-mount Adaptors, Power over Ethernet (POE) and other product solutions. Our product power range is from 10 watts to 75,000 watts.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

Revenues

Our revenues increased by $411,000, or 29.0%, to $1,826,000 for the three months ended September 30, 2016, from $1,415,000 for the three months ended September 30, 2015. The increase in revenue is mostly attributable to a rising sales volume of commercial and military products in North America. We had one customer that accounted for more than 10% of the consolidated revenues for the nine months ended September 30, 2016.

Revenues from our U.S. operations increased by 54.5% to $1,248,000 for the three months ended September 30, 2016, from $808,000 for the three months ended September 30, 2015. Revenues from our European operations of DPL decreased by 4.8% to $578,000 for the three months ended September 30, 2016, from $607,000 for the three months ended September 30, 2015.

For the nine months ended September 30, 2016, our revenues increased by 2.6% to $5,603,000 from $5,462,000 for the nine months ended September 30, 2015. The increase in revenues was attributable primarily to the increase in revenue from our U.S operations offset by a decrease of shipments of military products of DPL.

Gross Margins

Gross margins increased to 38.5% for the three months ended September 30, 2016 compared to 33.9% for the three months ended September 30, 2015. Gross margins for the nine months ended September 30, 2016 increased slightly to 37.1% compared to gross margins of 36.5% for the nine months ended September 30, 2015. The increase in gross margins for the last quarter was mainly attributable to the increase in profitability of our commercial products sold by our U.S operations.

Engineering and Product Development

Engineering and product development expenses decreased by $56,000 to $147,000 for the three months ended September 30, 2016 from $203,000 for the three months ended September 30, 2015.

Engineering and product development expenses were $511,000 for the nine months ended September 30, 2016 as compared to $663,000 for the nine months ended September 30, 2015. The overall decrease in our engineering and product development expenses for the comparative nine month period was primarily related to the completion of custom product development efforts for medical and broadband applications, which decreased the amount of outside contracted engineering services incurred by our U.S operations.

Selling and Marketing

Selling and marketing expenses were $235,000 and $723,000, respectively, for the three and nine months ended September 30, 2016 as compared to $316,000 and $835,000, respectively, for the three and nine months ended September 30, 2015. The decrease in sales and marketing expenses for the three and nine month periods of 2016 versus the 2015 comparable periods was primarily the result of a reduction in sales staff.

General and Administrative

General and administrative expenses were $404,000 and $1,115,000, respectively, for the three and nine months ended September 30, 2016 as compared to $378,000 and $1,279,000, respectively, for the three and nine months ended September 30, 2015. The decrease in our general and administrative expenses for the comparative nine months period was mainly due to the resignation of our former CFO and lower stock option expenses. The increase in the expenses for the three months ended September 30, 2016 was mainly due to increases in legal costs related to the Securities Purchase Agreement with Philou Ventures, LLC.

Impairment of investment

The Company did not record an impairment of its investment in Telkoor for the nine months ended September 30, 2016 compared to an impairment of $106,000 for the nine months ended September 30, 2015.

Financial Income (Expenses), net

Financial income, net was $23,000 and $85,000, respectively, for the three and nine months ended September 30, 2016 compared to $21,000 and $18,000 for the three and nine months ended September 30, 2015. Financial income is primarily related to foreign currency exchange gains from the impact of the weakening British Pound on DPL cash and receivables that are linked to the USD.

Operating Loss

The Company recorded an operating loss of $83,000 for the three months ended September 30, 2016 compared to operating loss of $417,000 for the three months ended September 30, 2015. The decrease in operating loss was achieved by increased sales in North America and lower operating expenses. For the nine months ended September 30, 2016, the Company recorded an operating loss of $272,000 compared to operating loss of $783,000 for the nine months ended September 30, 2015. The decrease in operating loss is primarily related to a decrease in operating expenses.

Net Income (Loss)

The Company recorded a net loss of $38,000 for the three months ended September 30, 2016 compared to a net loss of $396,000 for the three months ended September 30, 2015 as a result of the aforementioned changes. For the nine months ended September 30, 2016, the Company recorded a net loss of $165,000 compared to net loss of $871,000 for the nine months ended September 30, 2015 that included a $106,000 impairment of investment.

Other comprehensive income (loss)

Other comprehensive loss was $55,000 and $265,000, respectively, for the three and nine months ended September 30, 2016 as compared to other comprehensive income of $82,000 and $55,000, respectively, for the three and nine months ended September 30, 2015. The significant other comprehensive loss for the three and nine month periods ended September 30, 2016, which decreased our equity reflects the impact of the weakening of the British Pound on the equity of our UK-based subsidiary DPL following the referendum in the UK on membership in the European Union.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2016, we had cash and cash equivalents of $1,292,000. This compares with cash and cash equivalents of $1,241,000 at December 31, 2015. The increase in cash and cash equivalents was primarily due to the net cash provided from operating activities.

Net cash provided by operating activities totaled $138,000 for the nine months ended September 30, 2016, compared to net cash used by operating activities of $595,000 for the nine months ended September 30, 2015. In the 2016 period, the increase in net cash provided from operating activities compared to the 2015 period was mainly due to a decrease in losses and a decrease in inventories.

Net cash provided from investing activities was $12,000 for the nine months ended September 30, 2016 compared to net cash used in investing activities of $130,000 for the nine months ended September 30, 2015. The investing activities for both periods represented purchases of property and equipment net of retirements, and for the 2016 period includes $90,000 received from sale of the investment in Telkoor.

There were no financing activities in the three and nine months ended September 30, 2016 and September 30, 2015.

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

We generated an operating and net loss during the three and nine months ended September 30, 2016 and September 30, 2015, we have historically experienced operating and net losses, and we may experience such losses in the future.

For the nine months ended September 30, 2016, we had an operating loss of $272,000 and a net loss of $165,000 compared to an operating loss of $1,003,000 and a net loss of $1,096,000 for the year ended December 31, 2015. Although we have actively taken steps to increase our revenue and reduce manufacturing and operating costs, we may incur operating and net losses in the future unless we increase revenues by selling current and custom design products and continue seeking manufacturing cost reductions through contract manufacturers.

We depend on Advice Electronics Ltd. (“Advice”) to maintain the technology used to manufacture our products and to manufacture some of our products. We also depend on the right to manufacture certain products subject to royalty payments with Advice.

In January 2016, Telkoor sold its entire commercial assets to Advice (formerly owned by Telkoor) which included without limitation product IP, manufacturing rights, customer base, inventory, staff and technological capabilities. Following such transaction, we entered into a manufacturing and distribution agreement with Advice. This agreement allows us to manufacture certain Advice products through August 2017 against royalty payments. From August 2017 through December 2020, subject to Advice's consent, we will be allowed to continue distributing and selling certain Advice products while keeping product branding under our brand, after which we will be entitled to distribute the products under DPC branding until December 2020.

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

If we fail to meet NYSE Mkt continued listing standards, our common stock will be delisted from NYSE Mkt which could adversely affect the price and liquidity of our common stock

The listing of our common stock on the NYSE MKT is contingent on our compliance with the NYSE MKT's conditions for continued listing. On December 18, 2015, we were notified by the NYSE MKT that we were no longer in compliance with the NYSE MKT continued listing standards because our last reported stockholders' equity was below continued listing standards. The NYSE MKT requires that a listed company's stockholders' equity be $4.0 million or more if it has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years, and that stockholder equity be no less than $6 million if it has net losses in their five most recent fiscal years.

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

We Will Need to Raise Additional Capital to Increase our Stockholders’ Equity and to Fund our Operations in Furtherance of Our Business Plan.

We will need to quickly raise additional capital in order to increase our stockholders’ equity in order to meet the NYSE MKT continued listing standards and to fund our operations in furtherance of our business plan. The proposed financing may include shares of common stock, shares of preferred stock, warrants to purchase shares of common stock or preferred stock, debt securities, units consisting of the forgoing securities, equity investments from strategic development partners or some combination of each. Any additional equity financings may be financially dilutive to, and will be dilutive from an ownership perspective to our stockholders, and such dilution may be significant based upon the size of such financing. Additionally, we cannot assure that such funding will be available on a timely basis, in needed quantities, or on terms favorable to us, if at all.

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

Our success depends on our ability to attract, retain and motivate our key management personnel, including, but not limited to, our President and CEO, our V.P. of Finance, marketing and sales personnel, and key engineers necessary to implement our business plan and to grow our business. Competition for certain specific technical and management skill sets is intense. If we are unable to identify and hire the personnel that we need to succeed, or if one or more of our present key employees were to cease to be associated with us, our future results could be adversely affected. Mr. Kohn continues to serve in his role as our President and CEO. However, Mr. Kohn’s employment agreement expired on December 31, 2010. We have been in discussions with Mr. Kohn regarding a new employment agreement and have agreed to terms of a new employment subject to entering into a definitive agreement.

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

Sales to customers outside of North America accounted for 43% of net revenues in the first nine months of 2016 and 58.1% of net revenues in the year ended December 31, 2015, and we expect that international sales will continue to represent a material portion of our total revenues. International sales are subject to the risks of international business operations as described above, as well as generally longer payment cycles, greater difficulty collecting accounts receivable, and currency restrictions.  In addition, DPL, our wholly-owned subsidiary in the United Kingdom, supports our European and other international customers, distributors, and sales representatives, and therefore is also subject to local regulation.  International sales are also subject to the export laws and regulations of the United States and other countries.

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

Our common stock price is volatile.

Our common stock is listed on the NYSE MKT LLC.  In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects.  The exercise of outstanding options and warrants may adversely affect our stock price and a shareholder’s percentage of ownership.  As of September 30, 2016, we had outstanding options to purchase an aggregate of 1,001,000 shares of common stock, with a weighted average exercise price of $1.55 per share, exercisable at prices ranging from $0.65 to $1.79 per share.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 21, 2016, the Company entered into a 12% Convertible Secured Note, a warrant to purchase 265,000 shares of common stock each at an exercise price of $0.80, and a warrant to purchase 265,000 shares of common stock each at an exercise price of $0.90 with an accredited investor. The sale of the 12% Convertible Secured Note and the warrants were exempt from registration under the Securities Act of 1933, as amended, pursuant to an exemption under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. No commission was paid in connection with the placement.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.            MINE SAFETY DISCLOSURES

None

ITEM 5.           OTHER INFORMATION

On November 14, 2016, the Company issued a press release announcing its financial results for the third quarter ended September 30, 2016.  A copy of the press release is furnished as Exhibit 99.1 hereto.

ITEM 6.           EXHIBITS

Exhibits

3.1	Amended and Restated Articles of Incorporation of Digital Power Corporation (1)

3.2	Amendment to Articles of Incorporation (1)

3.3	Amendment to Articles of Incorporation (2)

3.3	Bylaws of Digital Power Corporation (1)

3.4	Securities Purchase Agreement, dated as of September 4, 2016 by and among the Company, Philou Ventures, LLC, and Telkoor Telecom Ltd. (3)

3.5	Rescission Agreement, dated as of September 4, 2016 by and among the Company and Telkoor Telecom Ltd. (3)

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Certific
31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release, dated November 15, 2016, issued by Digital Power Corporation

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

(1)	Previously filed with the Commission on October 16, 1996 as an exhibit to the Company’s Registration Statement on Form SB-2.

(2)	Previously filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed December 9, 2013

(3)	Previously filed with the Commission as an exhibit to the Company's Form 8-K filed September 7, 2016

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

Dated:  November 14, 2016

Digital Power Corporation

By:	/s/ Uri Friedlander
Uri Friedlander
Vice President of Finance
(Principal Accounting Officer)