Form 10-K
period 2016-12-31
DIGITAL POWER CORP
filed 2017-04-10
CIK 896493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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

Yes ☐ No ☑

As of June 30, 2016, the aggregate market value of the voting common stock held by non-affiliates was approximately $1,601,000 based upon the closing price of the common stock on the NYSE MKT on that date. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 5, 2017, the number of shares of common stock outstanding was 9,216,853.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Forward Looking Statement

As used in this annual report, the terms “we,” “us,” “our,” “Company,” “Digital,” or “Digital Power,” mean Digital Power Corporation, a California corporation, and its subsidiaries unless otherwise indicated.

The following information should be read in conjunction with the Consolidated Financial Statements and the notes thereto located elsewhere in this Annual Report on Form 10-K. This Report, and in particular “Management's Discussion and Analysis of Financial Condition and Results of Operations,” contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In this report, the words "believes," "anticipates," "intends," "expects," "plans," "should," "will," "seeks" and words of similar import identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: our history of net losses; our intent to develop business in new areas and markets, our dependence on third parties, including Advice Electronics Ltd., to design certain of our standard products; the possible limits of our strategic focus on our power supply component competencies; our dependence on a few major customers; uncertainty of market acceptance of our products; the effects of the ongoing slowdown affecting world financial markets; and other factors referenced in "Risk Factors" and other sections of this Annual Report. Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

PART I

ITEM 1.	Business.

General

We are a growth company seeking to increase our revenues through acquisitions. Our strategy reflects our management and Board’s current philosophy that occurred as a result of a change in control completed in September 2016. Our acquisition and development target strategy includes companies that have developed a “new way of doing business” in mature, well-developed industries experiencing changes due to new technology; companies that may become profitable or more profitable through efficiency and reduction of costs; companies that are related to our core business in the commercial and defense industries; and companies that will enhance our overall revenues. It is our goal to substantially increase our gross revenues in the near future.

We were originally a solution-driven organization that designs, develops, manufactures and sells high-grade customized and flexible power system solutions for the medical, military, telecom and industrial markets. Although we intend to seek growth through acquisitions, we will continue to focus on high-grade and custom product designs for the commercial, medical and military/defense markets, where customers demand high density, high efficiency and ruggedized products to meet the harshest and/or military mission critical operating conditions.

We also have operations located in Europe through our wholly-owned subsidiary, Digital Power Limited ("DPL"), Salisbury, England, which operates under the brand name of “Gresham Power Electronics” (“Gresham”). DPL designs, manufactures and sells power products and system solutions mainly for the European marketplace, including power conversion, power distribution equipment, DC/AC (Direct Current/Active Current) inverters and UPS (Uninterrupted Power Supply) products. Our European defense business is specialized in the field of naval power distribution products.

We are a California corporation formed in 1969 and located in the heart of the Silicon Valley at 48430 Lakeview Blvd, Fremont, California 94538-3158. Our phone number is 510-657-2635 and our website address is www.digipwr.com.

Recent Events – Change of Control

On September 5, 2016, we entered into a securities purchase agreement with Philou Ventures, LLC (“Philou Ventures”), a Wyoming limited liability company, and Telkoor Telecom Ltd., an Israeli company (“Telkoor”) pursuant to which the Philou Ventures agreed to purchase all of Telkoor’s 2,714,610 shares of the common stock in the Company, constituting approximately 40.06% of the Company’s then outstanding shares of common stock. In consideration for such shares, Philou Ventures agreed to pay Telkoor $1.5 million. On September 22, 2016, the sale between Telkoor and Philou Ventures closed and Philou Ventures became the Company’s largest shareholder with Telkoor no longer being associated with the Company. Further, in conjunction therewith, Messrs. Israel Levi, Haim Yatim, and Ben-Zion Diamant resigned from the board of directors of the Company and the remaining members of the board of directors of the Company consisting of Mr. Amos Kohn and Mr. Moti Rosenberg filled one of the vacancies caused by the resignations by appointing Mr. Robert O. Smith to the board. Shortly thereafter, on October 13, 2016, Kristine Ault and William Horne were appointed to the board of directors.

Strategy

Our strategy to increase revenues through acquisitions was developed after a review of our current business. While we continue to maintain our core business of power system solutions for the military-aerospace, medical and industrial-telecommunication industries, we have determined that significant organic growth in these industries will be challenging due to our limited releases of new products offerings, insufficient sales and marketing force as a result of deferring research and development of new products because of limited working capital, and lack of financial size in industries traditionally dominated by more large, well established and capitalized power system solution companies.

Therefore, we believe that the best strategy for us and our shareholders is to invest our core business to support releases of advanced new power technologies and to expand our customer base and market share in our major serving markets. To support the organic growth, we have hired number of additional personal and investing to enhance our product offerings with state of the art technology. While we implementing new organic growth strategy, we are focusing on finding and acquiring companies which have developed new technology and but have been unable to exploit the technology because the lack of capital; companies that are run inefficiently due to the lack of experience or mismanagement; companies that can benefit from our expertise in the commercial and defense industries or companies that enhance our overall revenues. Further, as discussed below, we have made a recent investment in Avalanche International, Corp. which has acquired rights to a company that has developed a cost effective and environment friendly material synthesis technology for textile applications.

As a result of this strategy of revenue growth through acquisitions, we have hired a number of additional personnel and consultants to assist in identifying, analyzing, negotiating and acquiring potential companies and we will need to raise a substantial amount of capital for acquisitions and for supporting our infrastructure. We may invest in and continue to invest in companies that may experience losses until they can be integrated with our operations or until our cost reduction and efficiency changes can be implemented. Because of our increase in infrastructure expenses to seek new opportunities and investing in companies that demonstrate revenue potential, but our initially incurring losses, we anticipate to continue to experience losses in the near future until revenues from these acquisitions exceed our expenses.

Core Business – Power Systems Solutions

We provide the highest density, highest efficiency and high-grade flexibility power supply products and systems. We provide full custom, standard and modify-standard product solutions and value-added services to diverse industries and markets including military-aerospace, medical and industrial- telecommunication.  We believe that our solutions leverage a combination of low leakage power emissions, very high power density with superior power efficiency, flexible design leveraging customize firmware and short time to market.

Our strategy is to be the supplier of choice to those companies and OEMs requiring high-quality power system solutions where custom design, superior product, high quality, time to market and very competitive prices are critical to business success. We believe that we provide advanced custom product design services to deliver high-grade products that reach a high level of efficiency and density and can meet rigorous environmental requirements. Our customers benefit from a direct relationship with us that support all of their needs for designing and manufacturing power solutions and products. By implementing our advanced core technology, including process implementation in integrated circuits, we can provide cost reductions to our customers by replacing their existing power sources with our custom design cost-effective products. Our target market segments include the industrial- telecommunication, medical, and military-aerospace industries.

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

We sell products to our OEM customers through direct sales or through our sales channels, including our manufacturers’ representatives and distributors.  Our sales strategy is to identify and focus on strategic accounts. This strategy allows us to maintain a close and direct relationship with such accounts, which positions us as the supplier of choice for these customers’ challenging, innovative and demanding new product requirements.  In striving for additional market share, we simultaneously seek to strengthen our traditional sales channels of manufacturer representatives and distributors. We plan to continue to build more channels and increase our market share through 2017.

Commercial Customers. We serve global commercial markets including medical, telecom, and industrial companies. Our products are used in a variety of applications and operate in a broad range of systems where customers require mission critical power reliability and occasionally extreme environmental conditions.

Military/Defense Customers. We have developed a broad range of rugged product solutions for the military and defense market, featuring the ability to withstand harsh environments.  These ruggedized product solutions, which include both custom modifications and full custom designs, are designed for combat environments and meet the requirements of our defense customers. We manufacture our military products by a domestic manufacturer that complies with US International Traffic in Arms Regulations (“ITAR”) and is certified to perform such manufacturing services. We are compliant with the US ITAR regulations and are an approved vendor for the U.S. Air Force, Navy and Army.

At the core of every military electronic system is a power supply. Mission critical systems require rugged high performance power platforms that will operate and survive the harsh environmental conditions placed upon such systems. Our power supplies, which include the following, function effectively in these severe military environments, including Missiles – Ground-to-Air, Air-to-Air and Sea-to-Air; Naval – Naval power conversion and distribution; Mobile and Ground Communications – Active Protection, Communications and Navigation; Artillery – Gyro modular azimuth position and navigation system; Surveillance, test equipment; and UAV (Unmanned Aerial Vehicle) – Very lightweight power systems.

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

Our wholly-owned subsidiary DPL develops and manufactures some military and defense products mainly being deployed in international naval fleets.

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

We sell certain products that are developed, manufactured and sold to us by Advice Electronics Ltd. (“Advice”), an Israeli company that acquired the assets and commercial operations of our major shareholder Telkoor in January 2016. We entered into a manufacturing and royalty rights agreement with Advice in January 2016. This agreement formalized the business relationship between Advice and us in order to allow us to continue manufacturing certain of Telkoor’s products (currently owned by Advice) and the respective royalty charge.

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

Sales and Marketing

We market our products directly through our internal sales force as well as through our channel partners including independent manufacturer representatives (Reps) and distributors.  Each manufacturing Rep promotes our products in a particular assigned geographic territory.  Generally, the Reps have the opportunity to earn exclusive access to all potential customers in the assigned territory as a result of achieving its marketing and sales goals as defined in the representative agreement. Our manufacturer representative agreements provide for a commission equal to 5% of gross sales of new “design-in” and 1.75% to 2.0% of gross sales for retention, payable after products were shipped to the customer in the assigned territory. Typically, either we or the Reps are entitled to terminate the Rep agreement upon 30 days’ written notice.

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

Many raw material vendors have reduced capacities, closed production lines and, in some cases, discontinued operations. As a result, some materials are no longer available to support some of our products requiring us to search for cross materials or, in certain circumstances, redesign some of our products to conform to currently available materials.

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

Research and Development

During the years ended December 31, 2016 and 2015, we spent approximately $709,000 and $894,000, respectively, on research and development.

Employees

As of December 31, 2016 we had 26 employees located in the United States and the United Kingdom, of whom six were engaged in engineering and product development, seven in sales and marketing, seven in general operations and six in general administration and finance. All but two of these employees are employed on a full-time basis. None of our employees are currently represented by a trade union. We consider our relations with our employees to be good.

Recent Investments - Avalanche International, Corp.

We have made an investment in Avalanche International Corp. (“Avalanche”) through a series of convertible loans in the aggregate amount of approximately $1,530,000 as of March 31, 2017. Avalanche is a development stage company whose primary business includes manufacturing and distributing of premium vape liquid and distributor of vape accessories and the development and operating of restaurants. More recently, in March 2017, Avalanche contractually acquired the rights to MTIX Limited, an English company located in Huddersfield, West Yorkshire, U.K. that owns the proprietary rights for the development of a cost effective and environmentally friendly material synthesis technology for textile applications. MTIX’s Multiplexed Laser Surface Enhancement “MLSE TM” technology utilizes combined high powered pulsed UV laser and atmospheric plasma to create high energy reaction zone at substrate interface promoting rapid synthesis to achieve the required functional treatments. On March 15, 2017, we announced that we had entered into a $50 million purchase order with MTIX to manufacture, install and service fabric treatment machines that utilize MTIX’s proprietary MLSE™ system. The purchase order is subject to standard terms and conditions including that MTIX can cancel its order at any time subject to payment for expenses incurred and other contractually agreed expenses owed due to the cancellation of the purchase order. No assurance can be given that MTIX will order $50 million in fabric machines which are the subject of the purchase order.

ITEM 1A. Risk Factors

An investment in our securities is speculative and involves a high degree of risk. Our business, financial condition or results of operations could be adversely affected by any of these risks. You should carefully consider the following factors as well as the other information contained in other reports that we file with the SEC before deciding to invest in our securities. The risks and uncertainties we have described are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our operations. Past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. If any of these risks actually occurs, our business, business prospects, financial condition or results of operations could be seriously harmed. This could cause the trading price of our shares of common stock to decline, resulting in a loss of all or part of your investment. Please also read carefully the section “Forward-Looking Statements” at the beginning of this Annual Report.

We generated operating and net losses for the years ended December 31, 2016 and 2015.

We have historically experienced operating and net losses, and anticipate continuing to experience such losses in the future. For the years ended December 31, 2016 and 2015, we had an operating loss of approximately $1,219,000 and $1,003,000 and net losses of approximately $1,122,000 and $1,096,000, respectively. Although we have actively taken steps to increase our revenue and reduce manufacturing and operating costs, we anticipate incurring operating and net losses in the future until we increase revenues.

Our Growth Strategy Is Risky.

Our growth strategy through acquisitions is risky. Some of the companies that we have identified to acquire or make a significant investment in may not have a developed business or are experiencing inefficiencies and incurring losses. Therefore, we may lose our investment in the event that these companies’ businesses do not develop as planned or that we are unable to achieve the cost efficiencies or reduction of losses as anticipated.

Further, in order to implement our growth plan, we have hired additional staff and consultants to review potential investments and implement our plan. As a result, we have substantially increased our infrastructure and costs. If we fail to quickly find new companies that provide revenue to offset our costs, we will continue to experience losses. No assurance can be given that our product development and investments will produce sufficient revenues to offset these increases in expenditures.

If we do not satisfy the NYSE requirements for continued listing or are unable to fulfill our compliance plan, our common stock could be delisted from NYSE.

The listing of our common stock on the NYSE MKT is contingent on our compliance with the NYSE MKT's conditions for continued listing. On December 18, 2015, we were notified by the NYSE MKT that we were no longer in compliance with the NYSE MKT continued listing standards because our last reported stockholders' equity was below continued listing standards. The NYSE MKT requires that a listed company's stockholders' equity be $4.0 million or more if it has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years. The NYSE MKT has indicated that we may be required to attain stockholders’ equity of $6.0 million or more if we experience a loss for the year ended December 31, 2016, which we did experience.

Following submission of our compliance plan demonstrating how we intend to regain compliance with the continued listing standards, we were notified on March 9, 2016 that the NYSE MKT granted us a listing extension on the basis of our plan until June 19, 2017. We are subject to periodic review by NYSE MKT staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in our common stock being delisted from the NYSE MKT.

There is no assurance that we will be able to regain compliance with the abovementioned standard or any other applicable NYSE MKT continued listing standard. Upon such an occurrence, trading of our common stock will be suspended by the NYSE MKT and we may be delisted by the NYSE MKT. In the event our common stock is no longer listed for trading on the NYSE MKT, our trading volume and share price may decrease and we may experience further difficulties in raising capital which could materially affect our operations and financial results.

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

A Principal Stockholder Has Significant Influence Over Us.

Per its filings with the SEC, Philou Ventures own approximately 30.8% of our current outstanding common stock. As a result, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of the combined company’s assets, and any other significant corporate transaction. Their interests may not always coincide with those of our other stockholders.

A Principal Stockholder Has Certain Rights to Maintain Its Ownership Interest in Us

In connection with entering into a Series B Preferred Stock purchase agreement with Philou Ventures, we granted the right to Philou Ventures to participate in future offering under substantially the same term of such offerings in order to allow Philou Ventures to maintain its ownership interest. If exercised by Philou Ventures, this contractual right granted to it has the effect of allowing Philou Ventures to maintain its interest in us and dilute existing shareholders’ ownership interests.

Our Success Is Dependent On Key Management

Our success depends substantially on the performance of certain key officers and personnel, in particular their ability to identify, acquire and operate new businesses and opportunities. The loss of services of Messrs. Ault or Kohn could have a material adverse effect on our business, results of operations, financial condition and prospects. We have not obtained key person insurance for these individuals.

We Have Pledged All Of Our Assets.

We have entered into a 12% Secured Convertible Note with a face value of $530,000 due October 20, 2019, that is secured by all of our assets. The 12% Secured Convertible Note includes standard events of default. If we default under the 12% Secured Convertible Note, the holder may accelerate the due date of our repayment obligation. At such time, we may not have enough available cash to repay the 12% Secured Convertible Note and the holder could take control of and sell our pledged assets. An event of default could significantly harm our financial condition, operating results, business, and prospects and cause the price of our common stock to decline.

We depend on Advice Electronics Ltd. (“Advice”) to maintain the technology used to manufacture our products and to manufacture some of our products. We also depend on the right to manufacture certain products subject to royalty payments with Advice.

In January 2016, Telkoor, a prior affiliate, sold its entire commercial assets to Advice which included without limitation product IP, manufacturing rights, customer base, inventory, staff and technological capabilities. Following such transaction, we entered into a manufacturing and distribution agreement with Advice. This agreement allows us to manufacture certain Advice products (formerly owned by Telkoor) through August 2017 against royalty payments. From August 2017 through December 2020, subject to Advice's consent, we will be allowed to continue distributing and selling certain Advice products while keeping product branding under our brand, after which we will be entitled to distribute the products under Digital Power Corporation brand until December 2020.

We depend on Advice to design and retain product technology up to date and for manufacturing capabilities for certain of the products that we sell. If Advice is unable or unwilling to continue designing or manufacturing our products in required volumes and with a certain level of quality on a timely basis, that could lead to loss of sales and adversely affect our operating results and cash position. We also depend on Advice's intellectual property and ability to transfer production to third party manufacturers. Failure to obtain new products in a timely manner or delay in delivery of products to customers will have an adverse effect on our ability to meet our customers’ expectations. In addition, we operate in highly competitive markets where our ability to sell Advice’s products could be adversely affected by Advice's agreements with third parties, long lead-times and the high cost of Advice’s products. Also, in 2012, Telkoor’s products manufacturing lead-times increased, which hindered our ability to respond to our customers’ needs in timely manner. Advice's principal offices, research and development and manufacturing facilities are located in Israel. Political, economic, and military conditions in Israel directly affect Advice operations. We are also dependent upon Advice’s terms and conditions with its contract manufacturers for some of our products, which terms and conditions may not always be in our best interest. In 2010, we purchased certain IP from Telkoor in order to reduce our dependency on Telkoor with respect to a certain line of products. We also entered into a Manufacturing Rights Agreement with Advice in 2016, pursuant to which we were granted the non-exclusive right to directly place purchase orders for certain products from a third party manufacturer in consideration for payment of royalties to Advice. This agreement currently accounts for a significant portion of our sales. In the event this agreement is terminated for any reason, it would materially affect our financial position.

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

Our success depends on our ability to attract, retain and motivate our key management personnel, including, but not limited to, our President and Chief Executive Officer, our Vice Preseident of Finance, marketing and sales personnel, and key engineers necessary to implement our business plan and to grow our business. Competition for certain specific technical and management skill sets is intense. If we are unable to identify and hire the personnel that we need to succeed, or if one or more of our present key employees were to cease to be associated with us, our future results could be adversely affected.

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

Our future results are dependent on our ability to establish, maintain and expand our manufacturers’ representative OEM relationships and our other relationships.

We market and sell our products through domestic and international OEM relationships and other distribution channels, such as manufacturers’ representatives and distributors. Our future results are dependent on our ability to establish, maintain and expand our relationships with OEMs as well as with manufacturers’ representatives and distributors to sell our products. If, however, the third parties with whom we have entered into such OEM and other arrangements should fail to meet their contractual obligations, cease doing, or reduce the amount of their, business with us or otherwise fail to meet their own performance objectives, customer demand for our products could be adversely affected, which would have an adverse effect on our revenues.

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

Although we depend on sales of our legacy products for a meaningful portion of our revenues, these products are mature and their sales will decline.

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

Our operating results have in the past been subject to quarter-to-quarter fluctuations, and we expect that these fluctuations will continue, and may increase in magnitude, in future periods. Demand for our products is driven by many factors, including the availability of funding for our products in our customers’ capital budgets. There is a trend for some of our customers to place large orders near the end of a quarter or fiscal year, in part to spend remaining available capital budget funds. Seasonal fluctuations in customer demand for our products driven by budgetary and other concerns can create corresponding fluctuations in period-to-period revenues, and we therefore cannot assure you that our results in one period are necessarily indicative of our revenues in any future period. In addition, the number and timing of large individual sales and the ability to obtain acceptances of those sales, where applicable, have been difficult for us to predict, and large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or deferral of one or more significant sales in a quarter could harm our operating results for such quarter. It is possible that, in some quarters, our operating results will be below the expectations of public market analysts or investors. In such events, or in the event adverse conditions prevail, the market price of our common stock may decline significantly.

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

Sales to customers outside of North America accounted for 40.2% and 55.8% of net revenues for the years ended December 31, 2016 and 2015, and we expect that international sales will continue to represent a material portion of our total revenues. International sales are subject to the risks of international business operations as described above, as well as generally longer payment cycles, greater difficulty collecting accounts receivable, and currency restrictions. In addition, DPL, our wholly-owned subsidiary in the United Kingdom, supports our European and other international customers, distributors, and sales representatives, and therefore is also subject to local regulation. International sales are also subject to the export laws and regulations of the United States and other countries.

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

Our common stock price is volatile.

Our common stock is listed on the NYSE MKT. In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects. The exercise of outstanding options and warrants may adversely affect our stock price and a shareholder’s percentage of ownership. As of December 31, 2016, we had outstanding options to purchase an aggregate of 2,256,000 shares of common stock, with a weighted average exercise price of $0.83 per share, exercisable at prices ranging from $0.65 to $1.69 per share and warrants to purchase up 1,749,126 shares of common stock at exercise prices ranging from $0.01 to $0.90 per share.

In addition, we have contractually agreed to register shares of common stock, and common stock underlying outstanding warrants and convertible debt in connection with private placement of our securities. Our shares of common stock are thinly traded. Therefore, the resale of a large number of shares of common stock and common stock underlying warrants and convertible debt by the selling stockholders may adversely affect the market price of our common stock.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our headquarters utilize 12,396 square foot of leased office, engineering, laboratory, and warehouse space in Fremont, California. Our headquarter lease commenced on November 1, 2012 and expires on June 30, 2019. The annual base rent under the lease, payable on a monthly basis, increases during the term of the lease from approximately $138,000 during the first year to approximately $160,000 during the final year. The lease also provides for one option to renew for a term of five years.

In September, 2010, our wholly-owned subsidiary, DPL, entered into a fifteen-year lease for its 25,000 square-foot facility in Salisbury, United Kingdom, where it designs, develops, manufactures, markets and distributes commercial and military power products for the European market. Sales and service support staff for its European network of distributors are located within the building together with other functions, such as engineering and administration. DPL’s rent expense is approximately $12,000 per month, and DPL has the option to cancel the lease after ten years.

We currently anticipate that the current leased space will be sufficient to support our current and foreseen future needs.

Item 3.          Legal Proceedings.

None.

Item 4.          Mine Safety Disclosures.

Not Applicable

PART II

Item 5.          Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.

(a)	Market Information.

Our common stock is listed on the NYSE MKT under the symbol DPW. The following table sets forth our high and low sale prices on the NYSE MKT through March 31, 2017 and for each quarter for the past two fiscal years.

	NYSE-MKT

2017	High	Low
January 1, 2017 through March 31, 2017	$1.75	$0.59

For 2016
December 31, 2016	$0.85	$0.52
September 30, 2016	$1.40	$0.39
June 30, 2016	$0.62	$0.35
March 31, 2016	$0.60	$0.39

For 2015
December 31, 2015	$0.82	$0.54
September 30, 2015	$0.95	$0.61
June 30, 2015	$1.25	$0.79
March 31, 2015	$1.30	$0.87

(b)	Holders

As of March 31, 2017, there was an aggregate of 8,856,851 shares of our common stock outstanding, held by approximately 68 holders of record.

(c)	Dividends

We have not declared or paid any cash dividends since our inception, and we do not intend to pay any cash dividends in the foreseeable future. The declaration of dividends in the future, if any, will be at the discretion of our Board of Directors and will depend upon our earnings, capital requirements, and financial position.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2016, with respect to compensation plans under which our shares of common stock are authorized for issuance, aggregated as follows:

•         All compensation plans previously approved by security holders; and

•         All compensation plans not previously approved by security holders.

Equity Compensation Plan Information

Name	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(excluding securities in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,256,000	$0.83	3,322,630
Equity compensation plans not approved by security holders	317,460	0.01	-
Total	2,573,460		3,322,630

Item 6.            Selected Financial Data.

Because we are a smaller reporting company, this section is not applicable.

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Our business strategy is to grow the Company by making strategic acquisitions. We are a solution-driven organization that designs, develops, manufactures and markets high-grade, customized and flexible power solutions for demanding applications in the medical, military, telecom, and industrial markets. Our products serve global markets worldwide. Revenues are generated from selling products to our customers directly by our sales force and through manufacturing representatives and distributors. The forgoing discussions may not be indicative of our future.

Our net loss was $1,122,000 for the year ended December 31, 2016 compared to a net loss of $1,096,000 for the year ended December 31, 2015. Our net loss for the year ended December 31, 2016 includes expenses that related to our growth plan and approximately $543,000 of stock compensation expense. During 2016 our cash decreased by $245,000.

To fulfill our business plan and strategy, we will actively seek additional capital to finance our operations for the next 12 months.

Foreign Currency Fluctuations

Our wholly-owned subsidiary, DPL, operates using the United Kingdom pound sterling. Therefore, we are subject to monetary fluctuations between the U.S. dollar and the United Kingdom pound sterling. The financial statements of the subsidiary which are included in our consolidated financial statements have been translated into U.S. dollars. For the year ended December 31, 2016 and 2015, we recorded a foreign currency translation loss of $362,000 and $100,000 as reported in our consolidated statements of comprehensive income (loss).

Results of Operations

The table below sets forth certain statements of operations data as a percentage of revenues for the years ended December 31, 2016 and 2015:

	Years Ended December 31
	2016	2015

Revenues	100.00%	100.00%
Cost of revenues	64.38	65.07%
Gross profit	35.62	34.93
Engineering and product development	9.33	11.51
Sales and marketing	12.06	15.39
General and administrative	30.29	20.97
Total Operating expenses	51.67	47.87
Operating loss	(16.06)	(12.94)
Impairment of investment	-	(1.56)
Other income, net	1.01	0.21
Loss before tax	(15.05)	(14.29)%
Tax Income (benefit)	0.26	0.01
Net loss	(14.79)%	(14.28)%

The following discussion and analysis should be read in connection with the consolidated financial statements and the notes thereto and other financial information included elsewhere in this Annual Report. We prepared the financial statements in accordance with U.S. generally accepted accounting principles, which requires management to make estimates, and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenues

For the year ended December 31, 2016, revenues decreased by 2.2 % to $7,596,000 from $7,766,000 for the year ended December 31, 2015. The decrease is attributed to a decline in value of military product orders shipped by DPL.

Revenues derived from our defense products for the year ended December 31, 2016 were $2,289,000, a decrease of 22.8% from revenues of $2,964,000 from defense products for the year ended December 31, 2015. The decrease was primarily attributable to a decrease of sales of major international naval military contracts in 2016. Revenues derived from our commercial products for the year ended December 31, 2016 increased by 10.5% to $5,307,000 from $4,802,000 for the year ended December 31, 2015. The increase in commercial product revenue in 2016 resulted primarily from sales of commercial products by our domestic operation.

Revenues from our domestic operations increased by 18.8% to $4,552,000 for the year ended December 31, 2016, from $3,833,000 for the year ended December 31, 2015. The increase in revenue is mostly attributable from a rising sales volume of commercial and military products in North America.

Revenues from our European operations (Gresham/DPL) decreased 22.6% to $3,044,000 for the year ended December 31, 2016 compared to $3,933,000 for the year ended December 31, 2015. The decrease was primarily attributable to a decrease of military product sales and the impact of a weakening of the British Pound and Euro against the USD.

Gross Profit Margins

Gross margins were 35.62% for the year ended December 31, 2016, compared to 34.9% for the year ended December 31, 2015. The slight increase in gross margins for the year ended December 31, 2016 compared to the prior year 2015 was mainly attributable to the increase in profitability of our commercial products sold by our U.S. operations.

Engineering and Product Development

Engineering and product development expenses were $709,000, or 9.3% of revenues, for the year ended December 31, 2016, compared to $894,000, or 11.5% of revenues, for the year ended December 31, 2015. The overall decrease in our engineering and product development expenses for the comparative year was primarily related to the completion of custom product development efforts for medical and broadband applications, which lowered the amount of outside contracted engineering services incurred by our U.S. operations.

Selling and Marketing

Selling and marketing expenses were $916,000, or 12.1% of revenues, for the year ended December 31, 2016, compared to $1,195,000, or 15.4% of revenues, for the year ended December 31, 2015. The decrease in sales and marketing expenses for the comparative period was primarily the result of reduction in sales staff. The decrease in selling and marketing expenses for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily the result of a temporary decrease in direct manpower cost due to a reduced headcount. In July 2015 the Company hired two senior sales who were dismissed in December 2015.

General and Administrative

General and administrative expenses were $2,300,000, or 30.29% of revenues, for the year ended December 31, 2016, compared to $1,627,000, or 20.9% of revenues, for the year ended December 31, 2015. The increase in our general and administrative expenses for the comparative period was mainly due to higher stock based compensation expenses which accounted for a $322,000 increase from 2015 to 2016, an increase in legal costs related to the Telkoor and Philou Ventures transaction and an increase in investor relationship costs.

Impairment of investment

No impairment related to our investment in Telkoor was recognized for the year ended December 31, 2016. For the year ended December 31, 2015, we recognized an $110,000 impairment expense related to our Telkoor investment. On September 22, 2016, we sold our investment in Telkoor back to Telkoor for $90,000 which was equal to the carrying amount of the investment.

Other Income, Net

Other income, net was $77,000 for the year ended December 31, 2016 and consisted of foreign currency transaction gains of $110,000 offset by non-cash interest expense resulting from the accretion of discount on our 12% Secured Convertible Note plus contractual interest compared to $16,000 for the year ended December 31, 2015 which consisted only of foreign currency transaction gains.

Net Loss

For the year ended December 31, 2016, we had a net loss of $1,122,000 compared to a net loss of $1,096,000 for the year ended December 31, 2015.

Other comprehensive income (loss)

Other comprehensive loss was $362,000 and $100,000, respectively, for the years ended December 31, 2016 and 2015. The significant other comprehensive loss for the year ended December 31, 2016, which decreased our equity reflects the impact of the weakening of the British Pound on the equity of our UK-based subsidiary DPL following the referendum in the UK on membership in the European Union.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported assets, liabilities, revenues, and expenses in the accompanying consolidated financial statements. Critical accounting policies are those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. The following are considered our most critical accounting policies that, under different conditions or using different assumption or estimates, could show materially different results on our financial condition and results of operations.

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

Inventory Obsolescence Accruals

We periodically assess our inventory valuation by reviewing revenue forecasts and technological obsolescence. We write down the value of obsolete or unmarketable inventory to the estimated net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs would be necessary.

During 2016 and 2015, we recorded inventory write-down of $84,000 and $9,000, respectively.

Allowance for Doubtful Accounts

Our accounts receivable are derived from sales to customers located primarily in the U.S. and Europe. We perform ongoing credit evaluations of our customers’ financial condition and currently require no collateral from our customers. An allowance for doubtful accounts for estimated losses is maintained in anticipation of the inability of customers to make required payments. The allowance for doubtful accounts as of December 31, 2016 and 2015 was $32,000 and $0, respectively. When we become aware that a specific customer is unable to meet its financial obligations as a result of bankruptcy or the deterioration of the customer’s operating results or financial position, for example, we record a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance.  We are not able to predict changes in the financial condition of customers, and if the condition or circumstances of our customers deteriorates, estimates of the recoverability of trade receivables could be materially affected and we may be required to record additional allowances.  Alternatively, if our estimates are determined to be greater than the actual amounts necessary, we may decrease a portion of such allowance in future periods based on actual collection experience.

Marketable Securities

We classify our investment in shares of common stock of Telkoor and Avalanche International Corp. (“Avalanche”) in accordance with Accounting Standards Codification (ASC) 320, "Investment in Debt and Equity Securities" (ASC No. 320”) and ASC 325, “Investment – Other” (“ASC No. 325’). Marketable securities classified as “available for sale securities” are carried at fair value, based on quoted market prices. Unrealized gains and losses are reported in a separate component of shareholder’s equity in "accumulated other comprehensive loss" in equity. When evaluating the investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not that we will be required to sell the investment before recovery of the investment's amortized cost basis.

Equity securities that do not have readily determinable fair values (i.e., non-marketable equity securities) and are not required to be accounted for under the equity method are typically carried at cost (i.e., cost method investments), as described in ASC 325-20.

We did not record any impairment of our investments in Telkoor or Avalanche during the year ended December 31, 2016. For the year ended December 31, 2015, we recognized an impairment of our investment in Telkoor in the amount of $110,000. On September 22, 1016, we sold our shares in Telkoor back to Telkoor for $90,000 which represented our book value.

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

We estimate the fair value of stock options granted under ASC 718, using the Black-Scholes option-pricing model, which uses the following assumption:

Expected volatility is based on historical volatility, which is representative of future volatility over the expected term of the options. The expected term of options granted was determined based on the simplified method, which is calculated as the midpoint between the vesting date and the end of the contractual term of the option. The risk free interest rate is based on the yield of U.S. Treasury bonds with equivalent terms. The dividend yield is based on our historical and future expectation of dividends payouts. We have not paid cash dividends historically and have no plans to pay cash dividends in the foreseeable future.

Convertible Instruments

The Company accounts for hybrid contracts that feature conversion options in accordance with applicable GAAP. ASC 815 “Derivatives and Hedging Activities,” (“ASC 815”) requires companies to bifurcate conversion options from their host instruments and account for them as freestanding derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other applicable GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

Conversion options that contain variable settlement features such as provisions to adjust the conversion price upon subsequent issuances of equity or equity linked securities at exercise prices more favorable than that featured in the hybrid contract generally result in their bifurcation from the host instrument.

The Company accounts for convertible instruments, when the Company has determined that the embedded conversion options should not be bifurcated from their host instruments, in accordance with ASC 470-20 “Debt with Conversion and Other Options” (“ASC 470-20”). Under ASC 470-20 the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. The Company accounts for convertible instruments (when the Company has determined that the embedded conversion options should be bifurcated from their host instruments) in accordance with ASC 815. Under ASC 815, a portion of the proceeds received upon the issuance of the hybrid contract are allocated to the fair value of the derivative. The derivative is subsequently marked to market at each reporting date based on current fair value, with the changes in fair value reported in results of operations.

Common Stock Warrants

The Company classifies as equity any warrants that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any warrants that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control), (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement) or (iii) that contain reset provisions that do not qualify for the scope exception. The Company assesses classification of its common stock warrants and other freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company’s freestanding derivatives consist of warrants to purchase common stock that were issued in connection with its (i) convertible notes, (ii) equity funding, and (iii) officer of the Company for the services. The Company evaluated these warrants to assess their proper classification and determined that the common stock warrants meet the criteria for equity or liability classification in the balance sheet. The warrants classified as liability are initially recorded at fair value, with gains and losses arising from changes in fair value recognized in other income (expense) in the statements of operations at each period end while such instruments remain outstanding

Liquidity and Capital Resources

On December 31, 2016, we had cash and cash equivalents of $996,000 and working capital of $1,963,000. This compares with cash and cash equivalents of $1,241,000 and working capital of $2,659,000 at December 31, 2015. The decrease in cash and cash equivalents was due mainly to operational losses and our investment in Avalanche International in the form convertible notes in the aggregate amount of $1,036,000.

Net cash used in operating activities totaled $358,000 and $529,000 for the years ended December 31, 2016 and December 31, 2015, respectively. The decrease in net cash used in operating activities for the year ended December 31, 2016, was principally due to a decrease in our operating loss.

Net cash used in investing activities was $1,029,000 for the year ended December 31, 2016, compared to net cash used in investing activities of $306,000 for the year ended December 31, 2015. The increase of the net usage of cash from investing activities was primarily related to the investment in Avalanche.

Net cash provided by financing activities was $1,279,000 and $0 for the year ended December 31, 2016 and December 31, 2015, respectively. The increase in financing activities related to the sale of a $530,000 convertible note for net proceeds of $488,000, a term loan of $250,000 and the sale of $541,000 in units consisting of shares of Common stock and warrants to purchase Common Stock.

Subsequent to year end through April 5, 2017, we sold 1,526,667 shares of common stock at $0.60 to $0.75 per share raising, in the aggregate, $970,000 before expenses. In addition, we sold 25,000 shares of Series B Preferred Stock at $10.00 per share in exchange for the cancellation of debt of $250,000.

We expect to continue to incur losses for the foreseeable future and will be required to raise additional capital to continue to support our working capital requirements. We believe that the MLSE purchase order contract of $50 million by MTIX will contribute to generate meaningful revenue and corresponding cash in 2017. In addition, we have been successful over the last 12 months in raising capital to support our working capital requirements. We will anticipate that we will continue to raise capital through public and private equity offerings, debt financings, or other means.   If we are unable to secure additional capital, we may be required to curtail our current operations and take additional measures to reduce costs expenses, including reducing our workforce, eliminating outside consultants, ceasing or reducing review of potential acquisitions and reducing legal fees in order to conserve cash in order to sustain operations and meet our obligations.

Based on the above, we believe that we will have sufficient capital resources to sustain operations through at least the next twelve months from the date of this filing.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Because we are a smaller reporting company, this section is not applicable

Item 8.	Financial Statements and Supplementary Data.

The financial statements required by this Item 8 are included in this Annual Report following Item 15 hereof. As a smaller reporting company, we are not required to provide supplementary financial information.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On December 29, 2016, we dismissed Kost Forer Gabbay and Kasierer, a member of Ernst & Young Global (“Kost Forer”) as our independent registered public accounting firm. Our Audit Committee approved the dismissal of Kost Forer. Kost Forer’s report on our consolidated financial statements as of and for the fiscal years ended December 31, 2014 and 2015 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle.

During the fiscal years ended December 31, 2014 and 2015 and through December 29, 2016, there were (i) no disagreements with Kost Forer on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Kost Forer’s satisfaction, would have caused Kost Forer to make reference thereon in their report on the financial statements for the fiscal years ended December 31, 2014 and 2015, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On January 13, 2017, we, as approved by the Audit Committee, appointed Marcum LLP (“Marcum”) as our independent registered public accounting firm for the fiscal year ended December 31, 2016. During our two most recent fiscal years (fiscal years ended December 31, 2014 and 2015) and during the subsequent interim period through January 13, 2017, neither we nor anyone acting on our behalf consulted with Marcum regarding (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to us that Marcum concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

Item 9A.          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2016, we have carried out an evaluation, under the supervision of, and with the participation of, our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) were effective as of the end of the period covered by the report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated 2013 Framework. The 2013 Framework is expected to help organizations design and implement internal control in light of many changes in business and operating environments since the issuance of the original framework, broaden the application of internal control in addressing operation and reporting objectives, and clarify the requirements for determining what constitutes effective internal controls. Our management has concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

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

Evaluation of Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.          Other Information.

None

PART III

Item 10.           Directors, Executive Officers and Corporate Governance.

The following table sets forth the positions and offices presently held by each of our current directors and executive officers and their ages:

Name	Age	Position Held

Milton C. Ault, III(1)	47	Executive Chairman of the Board
Amos Kohn	57	President, Chief Executive Officer, Director
Kristine Ault (2)	47	Director
William B. Horne (2) (4)	49	Director
Robert O. Smith (3) (4)	73	Director
Moti Rosenberg (4)	68	Director
Uri Friedlander	54	Vice President of Finance, Chief Accounting Officer

(1)	Effective March 16, 2017, Mr. Ault was appointed to the Board.
(2)

On October 13, 2016, Kristine Ault and William B. Horne were appointed to the Board. Pursuant to a securities purchase agreement dated September 5, 2016 by and among the Company, Philou Ventures, and Telkoor, Philou Ventures has the right to appoint two members to the Board of Directors.

(3)	On September 22, 2016, Mr. Robert O. Smith was appointed to the board
(4)	Independent Director and Member of the Audit, Compensation and Nominating and Governance Committees.

Each of the directors named above will serve until the next annual meeting of our shareholders or until his respective successor is elected and qualified. Subject to the terms of applicable employment agreements, our executive officers serve at the discretion of our Board.

Mr. Milton “Todd” Ault, III

On March 16, 2017, Mr. Ault, age 47, was appointed Executive Chairman of the Board. Mr. Ault is a seasoned business professional and entrepreneur that has spent more than twenty-seven years identifying value in various financial markets including equities, fixed income, commodities, and real estate. Mr. Ault founded on February 25, 2016 Alzamend Neuro, Inc., a biotechnology firm dedicated to finding the treatment, prevention and cure for Alzheimer’s Disease and has served as its Chairman since. Mr. Ault has served as Chairman of Ault & Company, a holding company since December 2015, and as Chairman of Avalanche International Corp since September 2014, a company whose shares are registered under the Exchange Act. Since January, 2011, Mr. Ault has been the Vice President of Business Development for MCKEA Holdings, LLC, a family office. Through this position, Mr. Ault has consulted for a few publicly traded and privately held companies, providing each of them the benefit of his diversified experience, that range from development stage to seasoned businesses. He was the President, Chief Executive Officer, Director and Chairman of the Board of Zealous, Inc. from August 2007 until June 4, 2010 and again from February 2011 through May 1, 2011. Mr. Ault was a registered representative at Strome Securities, LP, from July 1998 until December 2005, where he was involved in portfolio management and worked on several activism campaigns including Taco Cabana, Jack In The Box (formerly Foodmaker), and 21st Century Holdings Co. Mr. Ault became majority shareholder of Franklin Capital Corp and was elected to its board of directors in July 2004 and became its Chairman and Chief Executive Officer in October 2004 serving until January 2006, and again from July 2006 to January 2007. In April 2005, the company changed its name to Patient Safety Technologies, Inc. (OTCBB:PSTX, OTCQB:PSTX) (“PST”) and purchased SurgiCount Medical, Inc. Stryker Corporation (NYSE:SYK) acquired PST at the beginning of 2014 in a deal valued at approximately one hundred twenty million dollars ($120,000,000). PST’s wholly owned operating subsidiary, SurgiCount Medical, Inc., is the company that developed the SafetySponge® System; a bar coding technology for inventory control that aims to detect and prevent the incidence of foreign objects left in the body after surgery. We believe that Mr. Ault’s business background demonstrates he has the qualifications to serve as one of our directors and as Chairman.

Amos Kohn

Amos Kohn, 57, has served as a member of our board of directors since 2003, as our President and Chief Executive Officer since 2008. From March 2011 until August 2013 Mr. Kohn also served as interim Chief Financial Officer. Mr. Kohn has more than 20 years of successful global executive management experience, including multiple C-level roles across private and established, publicly-traded companies. Mr. Kohn has successfully managed cross-functional teams, driven corporations to high profitability, built customer loyalty and led businesses through expansion and sustained growth. His areas of expertise include operations, technology innovation, manufacturing, strategic analysis and planning and M&A. Mr. Kohn was Vice President of Business Development at Scopus Video Networks, Inc., a Princeton, New Jersey company that develops and markets digital video networking products (2006-2007); Vice President of Solutions Engineering at ICTV Inc., a leading provider of network-based streaming media technology solutions for digital video and web-driven programming, located in Los Gatos, California (2003-2006); Chief Architect at Liberate Technologies, a leading company in the development of a full range of digital media processing for telecom and cable TV industries, located in San Carlos, California (2000-2003); and Executive Vice President of Engineering and Technology at Golden Channel & Co., the largest cable television multiple-systems operator (MSO) in Israel, where he had executive responsibility for developing and implementing the entire nationwide cable TV system (1989-2000). Mr. Kohn holds a degree in electrical and electronics engineering and is named as an inventor on several United States and international patents. We believe that Mr. Kohn’s extensive executive-level management experience in diversified industries, including, but not limited to, power electronics, telecommunications, cable television, broadcast and wireless, as well as his service as a director on our board since 2003, give him the qualifications and skills to serve as one of our directors.

Kristine Ault

Kristine Ault, age 47, serves as one of our directors. She is a seasoned business woman who has served as the managing member of a private holding company that make equity investments in other operating businesses since 2011 and has served as a member of our board of directors since October 2016. Prior to that, she worked in the finance department of Strome Securities, L.P. in Santa Monica, California. Ms. Ault was appointed as Trustee for a private trust in 1997 and currently administers four private trusts. Her work experience ranges from ABC Cable Networks to the vineyards of Sonoma and Napa Valley. Ms. Ault holds a B.A. degree in Radio-Television-Film and minor in Business Administration from California State University Northridge. She also received an A.A in Natural Sciences and Mathematics from Napa Valley College. We believe that Ms. Ault's experiences, attributes and abilities in business administration and accounting with equity investments give her the qualifications and skill set to serve as one of our directors.

William B. Horne

William B. Horne, age 49, serves as one of our independent directors. He has served as the Chief Financial Officer of Targeted Medical Pharma, Inc. (OTCBB: TRGM) since August 2013 and has served as a member of our board of directors since October 2016. Mr. Horne is a director of and chief financial officer to Avalanche International, Co., a company whose shares of common stock are registered under the Exchange Act. Mr. Horne previously held the position of Chief Financial Officer in various companies in the healthcare and high-tech field, including OptimisCorp, from January 2008 to May 2013, a privately held, diversified healthcare technology company located in Los Angeles, California. Mr. Horne served as the Chief Financial Officer of Patient Safety Technologies, Inc. (OTCBB: PSTX), a medical device company located in Irvine, California, from June 2005 to October 2008 and as the interim Chief Executive Officer from January 2007 to April 2008. In his dual role at Patient Safety Technologies, Mr. Horne was directly responsible for structuring the divestiture of non-core assets, capital financings and debt restructuring. Mr. Horne held the position of Managing Member & Chief Financial Officer of Alaska Wireless Communications, LLC, a privately held, advanced cellular communications company, from its inception in May 2002 until November 2007. Mr. Horne was responsible for negotiating the sale of Alaska Wireless to General Communication Inc. (NASDAQ: GNCMA). From November 1996 to December 2001, Mr. Horne held the position of Chief Financial Officer of The Phoenix Partners, a venture capital limited partnership located in Seattle, Washington. Mr. Horne has also held supervisory positions at Price Waterhouse, LLP and has a Bachelor of Arts Magna Cum Laude in Accounting from Seattle University. We believe that Mr. Horne's extensive financial and accounting experience in diversified industries and with companies involving complex transactions give him the qualifications and skills to serve as one of our directors.

Robert O. Smith

Robert Smith, age 73, serves as one of our independent directors. Previously, he served as a member of our Board of Directors from November 2010 until May 2015, and served as a member of our Advisory Board from 2002 until 2015. He is currently a C-level executive consultant working with Bay Area high-tech firms on various strategic initiatives in all aspects of their business. From 2004 to 2007, he served on the Board of Directors of Castelle Corporation. From 1990 to 2002, he was our President, Chief Executive Officer and Chairman of the Board. From 1980 to 1990, he held several management positions with Computer Products, Inc., the most recent being President of their Compower/Boschert Division. From 1970 to 1980, he held managerial accounting positions with Ametek/Lamb Electric and with the JM Smucker Company. Mr. Smith received his BBA degree in Accounting from Ohio University. We believe that Mr. Smith’s executive-level experience, including his previous service as our President, Chief Executive Officer and Chairman of the Board, his extensive experience in the accounting industry, and his service on our Board from November 2010 until May 2015, give him the qualifications and skills to serve as one of our directors.

Moti Rosenberg

Moti Rosenberg, age 70, serves as one of our independent directors. He has served as an independent consultant to various companies in the design and implementation of homeland security systems in Europe and Africa since 2010. From 2004 to 2009, he served as a special consultant to Bullet Plate Ltd., a manufacturer of armor protection systems, and NovIdea Ltd., a manufacturer of perimeter and border security systems. From 2000 to 2003, Mr. Rosenberg was the general manager of ZIV U.P.V.C Products Ltd.'s doors and window factory. Mr. Rosenberg is an active reserve officer and a retired colonel from the Israeli Defense Force (IDF), where he served for 26 years and was involved in the development of weapon systems. In the IDF, Mr. Rosenberg served in various capacities, including platoon, company, battalion, and brigade commander, head of the training center for all IDF infantry, and head of the Air Force's Special Forces. Mr. Rosenberg received a B.A in History from the University of Tel Aviv and a Master of Arts in Political Science from the University of Haifa in Israel. We believe that Mr. Rosenberg’s business background give him the qualifications to serve as one of our directors.

Uri Friedlander

Mr. Friedlander, age 54, has served as Vice President, Chief Accounting officer since October, 2015. Since 1997, Mr. Fridlander has served as the Chief Financial Officer of Telkoor. From 1991 to 1997, Mr. Fridlander was the controller of I.T.L Ltd., a developer of electro optic military systems, and Q.P.S Ltd., a developer of power supplies, units of the Clal Electronics Ltd. Group. From 1986 until 1991 he served as an auditor for Lyboshitz & Kasirer (Arthur Andersen) public accountants. Mr. Friedlander earned a B.A. in accounting and economics from Tel-Aviv University.

Involvement in Certain Legal Proceedings

Except as disclosed below, to our knowledge, none of our current directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●

been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

1.          Mr. Ault held series 7, 24, and 63 licenses and managed four domestic hedge funds and one bond fund from 1998 through 2008. On April 26, 2012, as a result from an investigation by FINRA involving activities during 2008, Mr. Ault agreed to a settlement with FINRA in which he did not admit to any liability or violation of any laws or regulatory rules and that included restitution and a suspension from association with a FINRA member firm for a period of two years. As part of that settlement, Mr. Ault agreed that he would make restitution to certain investors. Mr. Ault did not within the prescribed time period make a restitution payment to certain of the investors as he was unable to locate all of them, nor did he forward the undistributed restitution in the state where the investor was known to have resided, as directed by FINRA.

2.          Mr. Ault was CEO, President and Chairman of Zealous Holdings, Inc. that filed for bankruptcy protection under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) on February 20, 2009, in the U.S. Bankruptcy Court, Central District of California. This Chapter 11 filing was subsequently converted to a Chapter 7 filing by order of the Bankruptcy Court. Zealous Holdings, Inc. was not an entity that was entitled to a discharge under the bankruptcy code. As such Zealous Holdings, Inc. did not receive a discharge. Ultimately, Zealous Holdings, Inc. ceased doing business and was permanently closed.

3.          Mr. Ault filed for bankruptcy protection under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) on December 8, 2009, in the U.S. Bankruptcy Court, Central District of California. This Chapter 13 filing was subsequently converted to a Chapter 7 filing by order of the Bankruptcy Court and months later, the petition being withdrawn and dismissed without prejudice.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Family Relationships. Milton C. Ault, III and Kristine Ault are spouses.

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

Audit Committee

Messrs. Horne, Smith, and Rosenberg currently comprise the Audit Committee of our Board. Our Board has determined that each of the current members of the Audit Committee satisfies the requirements for independence and financial literacy under the standards of the SEC and the NYSE MKT. Our Board has also determined that Mr. Horne qualifies as an “audit committee financial expert” as defined in SEC regulations and satisfies the financial sophistication requirements set forth in the NYSE MKT Rules.

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

Compensation Committee

Messrs. Horne, Smith, and Rosenberg currently comprise the Compensation Committee of our Board. Our Board has determined that each of the current members of the Compensation Committee meets the requirements for independence under the standards of the NYSE MKT. Mr. Smith serves as Chairman of the Compensation Committee.

The Compensation Committee is responsible for, among other things, reviewing and approving executive compensation policies and practices; reviewing and approving salaries, bonuses and other benefits paid to our officers, including our Chief Executive Officer and Chief Financial Officer; and administering our stock option plans and other benefit plans.

Nominating and Governance Committee

Messrs. Smith, Horne, and Rosenberg currently comprise the Nominating and Governance Committee of our Board. Our Board has determined that each of the current members of the Nominating and Governance Committee meets the requirements for independence under the standards of the NYSE MKT. Mr. Rosenberg serves as Chairman of the Nominating and Governance Committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than ten percent of a registered class of our equity securities to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC.  Executive officers, directors and ten percent shareholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file.  Based solely upon our review of Forms 3, 4 and 5 received by us, or written representations from certain reporting persons, we believe that during the during current fiscal year and the year ended December 31, 2016, all such filing requirements applicable to our officers, directors and ten percent shareholders were fulfilled with the following exceptions.

During the fiscal year 2016, Messrs. Horne, Smith and Rosenberg, and Ms. Ault each inadvertently filed late one Form 4 reporting one transaction and Mr. Kohn inadvertently file three Forms 4s late reporting eight transactions.

Code of Ethics

We have adopted the Code of Ethical Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer, controller or person performing similar functions (collectively, the “Financial Managers”). The Code of Ethical Conduct is designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. The full text of our Code of Ethical Conduct is published on our website at www.digipwr.com. We will disclose any substantive amendments to the Code of Ethical Conduct or any waivers, explicit or implicit, from a provision of the Code on our website or in a current report on Form 8-K. Upon request to our President and CEO, Amos Kohn, we will provide without charge, a copy of our Code of Ethical Conduct.

ITEM 11.         EXECUTIVE COMPENSATION.

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned in all capacities during the years ended December 31, 2016 and 2015, by our Chief Executive Officer (“Named Executive Officer”). Because we are a Smaller Reporting Company, we only have to report information of our Chief Executive Officer as no other officer met the definition of Named Executive Officer within the meaning of SEC rules.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	Other Compensation ($)(2)	Total ($)
Amos Kohn	2016	$234,866	-	-	$366,409	-	-	$36,269	$637,564
Chief Executive Officer	2015	$215,118	-	-	$120,184	-	-	$43,677	$378,979

(1)

Represents the equity-based compensation expenses recorded in our consolidated financial statements for the year ended December 31, 2016, based upon the option’s fair value on the grant date, calculated in accordance with accounting guidance for equity-based compensation. For a discussion of the assumptions used in reaching this valuation, see Note 8 to our consolidated financial statements for the year ended December 31, 2016.

(2)	The amounts in "All Other Compensation" consist of health insurance benefits, long-term and short-term disability insurance benefits, and 401K matching amounts.

Employment Agreement with Amos Kohn

On November 30, 2016, as amended on February 22, 2017, the Company entered into an employment agreement with Amos Kohn to serve as President and Chief Executive Officer with an effective date of September 22, 2016.

For his services, Mr. Kohn will be paid a salary of $300,000 per annum increasing to $350,000 per annum provided that the Company achieves revenues in the aggregate amount of at least $10,000,000 as determined in accordance with U.S. GAAP for the trailing four calendar quarters.

In addition, Mr. Kohn shall be eligible for an annual cash bonus equal to a percentage of his annual base salary based on achievement of applicable performance goals determined by the Company’s compensation committee after conferring with Mr. Kohn. The target amount of Mr. Kohn’s annual performance bonus shall be 25% to 50% of his then annual base salary but may be greater upon mutual agreement between Mr. Kohn and the compensation committee.

Further, Mr. Kohn is entitled to receive equity participation as follows: (i) ten-year warrants to purchase 317,460 shares of the Company's Common Stock (the "Warrant Grant") at an exercise price of $0.01 per share subject to vesting quarterly over two years effective January 1, 2017; and (ii) ten-year options to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price of $0.65 per share. The option to purchase 1,000,000 shares of Common Stock is subject to the following vesting schedule: (1) options to purchase 500,000 shares of Common Stock shall vest upon the effective date; (2) options to purchase 250,000 shares of Common Stock shall vest ratably over six months beginning with the first month after the effective date; and (3) options to purchase 250,000 shares of common stock shall vest ratably over twelve months beginning with the first month after the effective date. As part of the grant of the options to purchase 1,000,000 shares, Mr. Kohn forfeited options to purchase 535,000 shares of common stock previously granted to him under the Company’s Incentive Share Option Plans.

In the event that Mr. Kohn is terminated by the Company without cause, or if Mr. Kohn resigns for good reason, Mr. Kohn shall be entitled to (i) all annual salary earned prior to the termination date, any earned but unpaid portion of Mr. Kohn’s annual performance bonus for the year preceding in which such termination occurred and any earned but unpaid paid time off; (ii) an amount equal to 100% of Mr. Kohn’s then in effect annual base salary plus an additional 1/12th of Mr. Kohn’s annual base salary for each year of employment with the Company prior to such termination; (iii) an amount equal to the average of Mr. Kohn’s two prior years’ annual bonuses (with such average not to exceed 50% of the Mr. Kohn’s annual base salary in effect at the time of termination) prorated for the portion of the year that executive was employed; (iv) accelerated vesting of all outstanding unvested stock options and other equity arrangements subject to vesting and held by Mr. Kohn through the termination date and the Company’s right to repurchase Mr. Kohn’s restricted stock shall cease; and (v) to the extent required by COBRA, continuation of group health benefits pursuant to the Company's standard programs or in effect at the termination date at Company expense for a period of not less than 18 months.

If Mr. Kohn is terminated without cause, or resigns for good reason within 12 months of a change of control, Mr. Kohn shall be entitled to receive: (i) payment in a lump sum of Mr. Kohn annual base salary for 24 months and any accrued, unused paid time-off; (ii) accelerated vesting of all outstanding unvested stock options and other equity arrangements subject to vesting and the Company’s right to repurchase Mr. Kohn restricted stock shall cease; and (iii) to the extent required by COBRA, continuation of group health benefits pursuant to the Company's standard programs or in effect at the termination date at the Company’s expense for a period of not less than 18 months.

Mr. Friedlander

On October 7, 2015 the Compensation Committee agree to pay Mr. Friedlander an annual payment of $58,000 (which includes compensation and business expenses and travel) and granted him 20,000 stock options under the 2012 Stock Option Plan. The options, which will have an exercise price equal to the closing price of the Company’s shares on the close of business on October 7, 2015, vest over a four year period at 25% per year and expire 10 years from the date of grant. Mr. Friedlander does not have an employment contract.

Advisory Vote on Executive Compensation

At the annual meeting of shareholders on December 28, 2016, the shareholders approved, on an advisory basis, the compensation paid to the Company’s named executive officers. In addition, shareholders voted, on an advisory basis, that an advisory vote on executive compensation should be held every three years.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on outstanding equity awards as of December 31, 2016 to the Named Executive Officer.

	Option Award							Stock Award
Name	Number of securities underlying un exercised options (#) exercisable		Number of securities underlying unexercised options (#) exercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of units of stock that have not vested (#)	Equity income plan award: Number of unearned shares, units or other rights that have not vested (#)	Equity income plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Amos Kohn	687,500	(1)	312,500	(1)		$0.65	9/22/27
			317,460	(2)		$0.01	9/22/27

(1)          Effective September 22, 2016, Mr. Kohn was granted options to 1,000,000 shares of Common Stock at $0.65 per share. The options to purchase 1,000,000 shares of Common Stock are subject to the following vesting schedule: (1) options to purchase 500,000 shares of Common Stock shall vest upon the effective date; (2) options to purchase 250,000 shares of Common Stock shall vest ratably over six months beginning with the first month after the effective date; and (3) options to purchase 250,000 shares of common stock shall vest ratably over twelve months beginning with the first month after the effective date.    In connection with the grant of options to purchase 1,000,000 shares of Common Stock, Mr. Kohn forfeited options to purchase 535,000 shares of common stock previously granted to him under the Company’s 2012 Plan.

(2)          Represents warrants to purchase 317,460 shares of the Company's Common Stock at an exercise price of $0.01 per share subject to vesting quarterly over two years beginning January 1, 2017 granted to Mr. Kohn in connection with his employment agreement.

Director Compensation

During 2015, independent directors received $10,000 annually for serving on our Board. Directors are paid quarterly in arrears for their services. For 2016, and thereafter, the Company pays each independent director $20,000 annually, other than Mr. Smith, who will receive $30,000 annually due to anticipated additional services to be provided by Mr. Smith as a lead independent director.

On November 22, 2016, each non-employee director received options to purchase 200,000 shares of Common Stock at an exercise price of $0.70 per share. The options are subject to vesting of which one-third vested immediately and the remaining unvested options will vest equally on the subsequent anniversary dates.

The table below sets forth, for each non-employee director, the total amount of compensation related to his or her service during the year ended December 31, 2016:

Name	Fees Earned or Paid in Cash	Warrant Awards	Option Awards		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total ($)
Robert Smith (1)	$5,000	-	$32,145	(5)	-	-	-	$37,145
Kristine Ault (2)	-		$32,145	(5)				$32,145
William B Horne (2)	$3,333		$32,145	(5)				$35,478
Moti Rosenberg	$11,666		$33,355	(5)				$45,021
Ben-Zion Diamant (3)			$24,693				$85,983	$110,676
Haim Yatim (4)	$13,498		$1,758					$15,256
Israel Levi (4)	$7,500		$1,758					$9,258

(1)	Mr. Smith was appointed to the Board on September 22, 2016.
(2)	Ms. Ault and Mr. Horne were each appointed to the Board on October 13, 2016.
(3)

On September 12, 2011, our Board of Directors approved the payment of monthly consulting fees of $6,000 to Ben-Zion Diamant, our former Chairman of the Board of Directors. On March 21, 2016, the Compensation Committee and Board of Directors approved an increase to the monthly consulting fee to Mr. Diamant to $7,500 effective as of March 21, 2016. Mr. Diamant resigned as a director on September 22, 2016, but as part of a Securities Purchase Agreement by and among the Company, Philou Ventures and Telkoor, Mr. Diamant will continue to receive $7,500 for a period of 18 months from September 5, 2016.

(4)	Messrs. Yatim and Levi each resigned from the board on September 22, 2016.
(5)

Effective November 2016, the non-employee director received options to purchase 200,000 shares at $.70 per share with one-third of the grant to vest immediately and the remaining two-thirds to vest over the remaining two anniversary dates.

Stock Option Plans

On December 28, 2016, the shareholder approve the 2016 Stock Incentive Plan (the “2016 Stock Incentive Plan”), under which options to acquire up to 4,000,000 shares of common stock may be granted to the Company's directors, officers, employees and consultants. The 2016 Stock Incentive Plan is in addition to the Company’s current 2012 Stock Option Plan, as amended (the “2012 Plan”), which provides for the issuance of a maximum of 1,372,630 shares of the Company’s common stock to be offered to the Company’s directors, officers, employees, and consultants.

The purpose of both the 2016 Stock Incentive Plan and 2012 Plan is to advance the interests of the Company by providing to key employees of the Company and its affiliates, who have substantial responsibility for the direction and management of the Company, as well as certain directors and consultants of the Company, additional incentives to exert their best efforts on behalf of the Company, to increase their proprietary interest in the success of the Company, to reward outstanding performance and to provide a means to attract and retain persons of outstanding ability to the service of the Company.

As of December 31, 2016, options to purchase 2,266,000 shares of common stock were issued and outstanding, and 3,312,630 shares are available for future issuance, under collectively the 2012 Plan and the 2016 Stock Incentive Plan.

401(k) Plan

We have adopted a tax-qualified employee savings and retirement plan, or 401(k) plan, which generally covers all of our full-time employees. Pursuant to the 401(k) plan, eligible employees may make voluntary contributions to the plan up to a maximum of 5% of eligible compensation. The 401(k) plan permits, but does not require, matching contributions by Digital Power on behalf of plan participants. We match contributions at the rate of (1) $1.00 for each $1.00 contributed, up to 3% of the base salary and (2) $0.50 for each $1.00 contributed thereafter, up to 5% of the base salary. We are also permitted under the plan to make discretionary contributions. The 401(k) plan is intended to qualify under Sections 401(k) and 401(a) of the Internal Revenue Code of 1986, as amended. Contributions to such a qualified plan are deductible by the Company when made, and neither the contributions nor the income earned on those contributions is taxable to plan participants until withdrawn. All 401(k) plan contributions are credited to separate accounts maintained in trust.

Item 12.          Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.

Except as otherwise indicated below, the following table sets forth certain information regarding beneficial ownership of our common stock as of March 20, 2017 by (1) each of our current directors; (2) each of the named executive officers listed in the Summary Compensation Table located above in the section entitled “Executive Compensation”; (3) each person known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock based upon Schedules 13G or 13D filed with the SEC; and (4) all of our directors and executive officers as a group. As of March 20, 2017, there were 8,856,851 shares of our common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of the Record Date are deemed to be outstanding and to be beneficially owned by the person or group holding such options or warrants for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise indicated by footnote, to our knowledge, the persons named in the table have sole voting and sole investment power with respect to all common stock shown as beneficially owned by them, subject to applicable community property laws. Unless otherwise indicated below, the address of each beneficial owner listed below is c/o Digital Power Corporation, 48430 Lakeview Blvd, Fremont, California 94538.

Name and address of beneficial owner	Number of shares beneficially owned		Approximate percent of class
Philou Ventures, LLC P.O. Box 3587 Tustin, CA 92705	2,725,860		30.8%
Amos Kohn	951,865	(1)	9.8%
Uri Friedlander	5,000	(2)	*
Robert Smith	66,667	(3)	*
Moti Rosenberg	66,667	(4)	*
Kristine Ault	2,794,327	(5)	31.3%
Milton Ault, III	2,794,327	(6)	31.3%
William Horne	66,667	(7)	*
All directors and executive officers as a group (seven persons)	3,955,043	(8)	39.5%

Barry W. Blank, P.O. Box 32056, Phoenix, AZ 85064	419,900		4.7%

*           Less than one percent.

(1)	Includes options to purchase 812,500 shares and warrants to purchase 79,365 exercisable within 60 days of March 20, 2017.
(2)	Represents options to purchase 5,000 shares of common stock that are exercisable within 60 days of March 20, 2017.
(3)	Represents options to purchase 66,667 shares of common stock that are exercisable within 60 days of March 20, 2017.
(4)	Represents options to purchase 66,667 shares of common stock that are exercisable within 60 days of March 20, 2017.
(5)	Includes shares owned by Philou Ventures of which Ms. Ault is the Manager. Also includes options to purchase 66,667 shares of common stock that are exercisable within 60 days of March 20, 2017.
(6)	Mr. Ault is the spouse of Kristine Ault. Includes 2,715,610 shares owned by Philou Ventures which may be deemed beneficially owned by Mr. Ault.
(7)	Represents options to purchase 66,667 shares of common stock that are exercisable within 60 days of March 20, 2017.
(8)	Include options and warrants to purchase 1,163,533 shares of common stock that are exercisable within 60 days of March 20, 2017.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following information sets forth certain related transactions between us and certain of our shareholder of directors. Prior to September 22, 2016, Telkoor was our largest shareholder and Telkoor’s Chief Exectuive Officer, Benzi Diamant, was our Chairman of the Board. Effective September 22, 2016, Telkoor sold all of its shares of common stock of the Company to Philou Ventures, and as a result, Philou Ventures is our largest shareholder. Philou Ventures’ Manager is Kristine L. Ault, one of our directors. Ms. Ault is the spouse of Milton C. Ault, III, who is our Executive Chairman of the Board.

Telkoor Telecom, Ltd.

As previously disclosed, on September 5, 2016, we entered into a securities purchase agreement with Philou Ventures, and Telkoor pursuant to which Telkoor agreed to purchase all of Telkoor’s 2,714,610 shares of the common stock in the Company, constituting approximately 40.06% of the then Company’s outstanding shares of common stock. In consideration for such shares, Philou agreed to pay Telkoor $1.5 million.

In conjunction with the securities purchase agreement, we entered into a rescission agreement with Telkoor in order to resolve all financial issues between the parties, including the repurchase by Telkoor of 1,136,666 shares of common stock of Telkoor beneficially owned by us for book value.

Finally, as part of the securities purchase agreement, we have agreed to pay Mr. Diamant $7,500 for a period of eighteen months from September 5, 2016 for consulting services.

Relationship with Telkoor Power Supplies Ltd.

During the years ended December 31, 2016 and 2015, we purchased approximately $0 and $594,000, respectively, of products from Telkoor Power Supplies, Ltd., a wholly-owned subsidiary of our largest then shareholder, Telkoor, of which Ben-Zion Diamant was the Chief Executive Officer and its controlling shareholder. We had no written agreement for the purchase of these products, other than purchase orders that are placed in the ordinary course of business when the products are needed. In January 2016, Telkoor sold its commercial intellectual property to Advice Electronics Ltd. As a result, of that date no further orders have been placed with Telkoor.

Purchase of IP by Digital Power Limited (“DPL”) from Telkoor Power Supplies (“TPS”)

On August 25, 2010, we and our wholly-owned subsidiary, DPL, entered into an agreement with TPS, a wholly-owned subsidiary of our largest then shareholder, Telkoor , of which Mr. Diamant is the Chief Executive Officer and controlling shareholder. Pursuant to such agreement, (1) TPS sold, assigned and conveyed to DPL all of its rights, title and interest in and to the intellectual property associated with the Compact Peripheral Component Interface 600 W AC/DC power supply series (the “Assets”) and (2) DPL granted to TPS an irrevocable license to sell the Assets in Israel on an exclusive basis. In consideration for the purchase of the Assets, DPL paid TPS $480,000. The consideration for the license provided to TPS to sell the Assets in Israel is a royalty fee of 15% of TPS's direct production costs of sales, due on a quarterly basis. In accordance with the agreement, the consideration for the IP may be reduced over a four-year period in the event annual sales for each year between 2011 and 2014 are less than a fixed threshold of units on an annual basis based upon an offset value per unit as described in the agreement. If there is a shortfall in sale of units in one annual period and in the subsequent period we sell more than the fixed unit threshold, this difference will be offset from any reduced consideration in any annual periods between 2011 and 2014. As a result of lower than anticipated sales by our DPL subsidiary of the Compact Peripheral Component Interface 600W AC/DC power supply series (CPCI 600W) through 2013, we amended our agreement with Telkoor (effective January 1, 2014 for the duration of the original agreement or until the shortfall of CPCI 600W product sales will be offset) to include additional products in addition to the original CPCI 600W product. As of December 31, 2015, the shortfall of sales of CPCI 600W products is greater than the outstanding royalties due. In January 2016, Telkoor sold its assets, including its subsidiary TPS, to Advice Electronics Ltd. Following this asset sale, the IP agreement between the Company and Telkoor was terminated.

Acquisition of Shares of Telkoor

On June 16, 2011 we acquired 1,136,666 shares of Telkoor, a then major shareholder of the Company which was listed on the Tel Aviv Stock Exchange, for $0.88 (NIS 3) per share, which represented 8.8% of the outstanding shares of Telkoor. As a result of this transaction, an existing manufacturing agreement between Digital Power and Telkoor was updated and extended. Until September 30, 2012 the investment was accounted for as an available-for-sale investment and then reclassified the accounting of the investment at cost less accumulated impairments derived from independent appraisals or available market valuations. As of December 31, 2105 the shares represented 8.4% of the outstanding shares of Telkoor which have since de-listed from the Tel Aviv Stock Exchange.

On September 22, 2016, the Company sold such shares back to Telkoor for $90,000.

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

In January 2016, Telkoor sold all its commercial IP to Advice Electronics Ltd. ("Advice”), an Israeli company. As part of the agreement with Advice, we entered into a new agreement with Advice, according to which our manufacturing rights for certain Telkoor products will be granted to us through August 2017 against royalty payments to Advice, after which we will be entitled to distribute the products under our branding until December 2020.

Philou Ventures, LLC

On March 9, 2017, we entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Philou Ventures. Philou Ventures is the Company’s largest stockholder and Kristine L. Ault, one of our directors, controls and is a Manager of Philou Ventures. Pursuant to the terms of the Purchase Agreement, Philou Ventures will invest up to $5,000,000 in us through the purchase of Series B Preferred Stock (“Preferred Stock”) over the Term, as specified herein. Each share of Preferred Stock shall be purchased at $10.00 up to a maximum issuance of 500,000 shares of Preferred Stock. Philou Ventures guarantees to purchase by May 31, 2017, the greater of: (i) 100,000 shares of Preferred Stock or (ii) a sufficient number of shares of Preferred Stock to ensure that we have sufficient stockholders’ equity to meet the minimum continued listing standards of the NYSE MKT. In addition, for as long as the Preferred Stock is outstanding, Philou Ventures agrees to purchase additional shares of Preferred Stock in a sufficient amount in order us to meet the NYSE MKT’s minimum stockholders’ equity continued listing requirement subject to the maximum number of 500,000 shares of Preferred Stock (collectively, “Guaranteed Purchases”). In addition, at any time during the Term, Philou Ventures may in its sole and absolute discretion purchase additional shares of Preferred Stock, up to the 500,000 share maximum (“Voluntary Purchases”). All consideration for Voluntary Purchases shall be delivered through a series of varying payments (“Payments”) by Philou Ventures, at its sole and absolute discretion, during the period commencing on the closing date and ending 36 months therefrom (the “Term”). We have the right to request, with 90-day written notice to Philou Ventures, that Guaranteed Purchases be accelerated to meet deadlines for maintaining the minimum stockholders’ equity required by the NYSE MKT. The Preferred Stock shall not be callable by us for 25 years from the closing date.

In addition, for each share of Preferred Stock purchased by Philou Ventures, Philou Ventures will receive warrants to purchase shares of common stock in a number equal to the stated value of each share of Preferred Stock of $10.00 purchased divided by $0.70 at an exercise price equal to $0.70 per share of common stock

Further, Philou Ventures shall have the right to participate our future financings under substantially the same terms and conditions as other investors in those respective financings in order to maintain its then percentage ownership interest us Philou Ventures’ right to participate in such financings shall accrue and accumulate provided that it still owns at least 100,000 shares of Preferred Stock.

Finally, in order to meet the requirement of the NYSE Mkt Rule 713, Philou Ventures will not (i) vote the shares of Preferred Stock; (ii) convert such shares of Preferred Stock into shares of Common Stock or (iii) exercise its rights under the Warrant until the requirement of NYSE Mkt Rule 713 has been met at a meeting, or by the requisite written consent, of the holders of the outstanding shares of Common Stock.

On December 29, 2016, MCKEA Holdings lent us $250,000 in the form of a demand note bearing simple interest at 6.0%. Kristine L. Ault is the managing member of MCKEA Holdings, which in turn, is the member of Philou Ventures. On March 24, 2017, MCKEA Holdings cancelled the $250,000 demand note to purchase 25,000 shares of Preferred Stock and received warrants to purchase 357,143 shares of common stock at $0.70 per share.

Avalanche International, Corp.

During the quarter ended December 31, 2016, Avalanche International, Corp. (“Avalanche”) issued to the Company two $525,000 12% Convertible Promissory Notes, with identical terms, dated October 5, 2016 and November 30, 2016. In consideration for the issuance of the Notes, the Company loaned $1,000,000 to Avalanche of which $950,000 was funded as of December 31, 2016, and the remaining $50,000 was funded on February 17, 2016. The Notes, in the aggregate principal amount of $1,050,000, include an original issue discount of $50,000. The Notes accrue simple interest at 12% per annum and are convertible into shares of Avalanche common stock at $0.74536 per share.

At any time after six months from the date of the Notes, the Company may convert the principal and interest into shares of Avalanche common stock. The conversion price of the Notes is subject to adjustment for customary stock splits, stock dividends, combinations or similar events. The Notes contain standard and customary events of default including, but not limited to failure to make payments when due under the Notes and bankruptcy or insolvency of Avalanche.

On February 22, 2017, subsequent to year-end, Avalanche issued the Company a third $525,000 12% Convertible Promissory Note (the “Third Note”). During the period from February 22, 2017 to March 3, 2017, the Company funded $172,371 pursuant to this Third Note.

Avalanche is a holding company which on March 3, 2017, entered into a share exchange agreement with MTIX and the three shareholders of MTIX. Upon the terms and subject to the conditions set forth in the share exchange agreement, Avalanche will acquire MTIX from the sellers through the transfer of all issued and outstanding ordinary shares of MTIX by the sellers to Avalanche. MTIX has developed a cost effective and environment friendly material synthesis technology for textile applications utilizing the proprietary MLSE™ system which uses a combination of high voltage plasma and laser energy to imbue fabrics with desirable technical characteristics. On March 15, 2017, the Company announced that it had entered into a $50 million purchase order with MTIX to manufacture, install and service fabric treatment machines that utilize MTIX’s proprietary MLSE™ system.

Milton C. Ault, III and William Horne, two of our directors, are directors of Avalanche. In addition, based on Avalanche’s Form 10-K for the year ended December 31, 2015, Philou Ventures is the largest shareholder of Avalanche. Philou Ventures is our largest shareholder, and Kristine L. Ault, Milton C. Ault, III’s spouse, is the manager for Philou Ventures.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Marcum LLP serves as our independent registered public accounting firm for the year ended December 31, 2016. Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global (“Kost Forer”) was our prior independent registered public accounting firm.

Fees and Services

The following table shows the aggregate fees billed to us for professional services by Marcum LLP and Kost Forer, respectively, for the years ended December 31, 2016 and 2015:

	2016	2015
Audit Fees	$129,545	$100,000
Audit Related Fees
Tax Fees
All Other Fees
Total	$129,545	$100,000

Audit Fee. This category includes the aggregate fees billed for professional services rendered for the audits of our financial statements for the years ended December 31, 2016 and 2015, for the reviews of the financial statements included in our quarterly reports on Form 10-Q during 2016 and 2015, and for other services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant years.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Exhibits

3.1	Amended and Restated Articles of Incorporation of Digital Power Corporation (1)
3.2	Amendment to the Articles of Incorporation (1)
3.3	Amendment to the Articles of Incorporation (2)
3.4	Certificate of Determination; Series B Preferred Stock (3)
3.4	Bylaws of Digital Power Corporation (1)
10.1	Avalanche International $500,000 12% Senior Secured Note
10.2	Employment Agreement, as amended, with Amos Kohn * (5)
10.3	2012 Stock Option Plan, as amended (6)
10.4	Manufacturing and Distribution Rights Agreement, dated January 7, 2016, by and between the Company and Advice Electronics Ltd. (7)
10.6	Securities Purchase Agreement among the Company, Philou Ventures, LLC and Telkoor Telecom. (8)
10.7	Rescission Agreement with Telkoor Telecom (9)
10.8	Form of 12% Secured Convertible Note (10)
10.9	Digital Power Corporation 2016 Stock Incentive Plan (11)
10.10	Preferred Stock Securities Agreement (12)
10.11	2016 Stock Incentive Plan (13)
21.1	Digital Power Limited
23.1	Consent of Kost Forer Gabbay & Kasierer
23.2	Consent of Marcum, LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Previously filed with the Commission on October 16, 1996 as an exhibit to the Company’s Registration Statement on Form SB-2.
(2)	Previously filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed December 9, 2013.
(3)	Previously filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed March 9, 2017.
(4)	Previously filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed on October 22, 2007.
(5)	Previously filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed on December 5, 2016, as amended with such amendment filed on Form 8-K on March 27, 2017.
(6)	Previously filed with the Commission as Exhibit A to the Company’s DEF-14A filed on June 26, 2013.
(7)	Previously filed with the Commission on Form 10-K for the year ended December 31, 2015 on March 30, 2016.

(8)	Previously filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed September 9, 2016.
(9)	Previously filed with the Commission as Exhibit 10.2 to the Company’s Form 8-K filed September 9, 2016.
(10)	Previously filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed October 27, 2016
(11)	Previously filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed December 30, 2016
(12)	Previously filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed on March 9, 2017.
(13)	Previously filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed on December 30, 2016.

101.INS	XBRL Instance Document‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

Footnotes to Exhibit Index

‡     XBRL information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

*Management contract or compensatory plan or arrangement.

SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 10, 2017

DIGITAL POWER CORPORATION

By: /s/ Amos Kohn
Amos Kohn
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Uri Friedlander
V.P of Finance
(Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities indicated.

/s/ Milton C. Ault, III

Milton “Todd” Ault, III, Executive Chairman of the Board

/s/ Amos Kohn

Amos Kohn, President, Chief Executive Officer, and Director

/s/ Kristine Ault

Kristine Ault, Director

/s/ William Horne

William Horne, Director

/s/ Moti Rosenberg

Moti Rosenberg, Director

/s/ Robert O. Smith

Robert O. Smith, Director

DIGITAL POWER CORPORATION AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016 AND 2015

INDEX

Page

Reports of Independent Registered Public Accounting Firms	F-2 and F-3

Consolidated Balance Sheets	F-4 - F-5

Consolidated Statements of Operations	F-6

Consolidated Statements of Comprehensive Loss	F-7

Consolidated Statements of Changes in Stockholders' Equity	F-8

Consolidated Statements of Cash Flows	F-9

Notes to Consolidated Financial Statements	F-10 - F-33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

DIGITAL POWER CORPORATION

We have audited the accompanying consolidated balance sheet of Digital Power Corporation (the "Company") and subsidiary as of December 31, 2015, and the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiary at December 31, 2015, and the consolidated results of its operations and its cash flows for year then ended in conformity with U.S. generally accepted accounting principles.

/s/ KOST FORER GABBAY & KASIERER
Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER
March 30, 2016	A Member of Ernst & Young Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

Of Digital Power Corporation and Subsidiary.

We have audited the accompanying consolidated balance sheet of Digital Power Corporation and Subsidiary (the “Company”) as of December 31, 2016, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digital Power Corporation and Subsidiary, as of December 31, 2016, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Marcum llp

New York, NY
April 10, 2017

DIGITAL POWER CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	As of December 31,
	2016	2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$996	$1,241
Accounts receivable, net	1,439	1,240
Accounts receivable – related party	-	77
Inventories, net	1,122	1,542
Prepaid expenses and other current assets	285	187
Total current assets	3,842	4,287

Property and equipment, net	570	709
Investments, - related parties, net of original issue discount of $45 and $0, respectively.	1,036	90
Deposits	24	13

TOTAL ASSETS	$5,472	$5,099

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL POWER CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (continued)

U.S. dollars in thousands

	As of December 31,
	2016	2015
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,231	$937
Note payable – related party	250	-
Advances from customers and deferred revenues	-	211
Other current liabilities	398	480
Total current liabilities	1,879	1,628

Convertible notes – related party, net of unamortized issuance discount of $497	34	-

Total liabilities	1,913	1,628

COMMITMENTS

STOCKHOLDERS’ EQUITY
Series A Redeemable Convertible Preferred Stock, no par value, - 500,000 shares authorized; 0 shares issued and outstanding at December 31, 2016 and 2015.	-	-
Preferred Stock, no par value – 1,500,000 shares authorized; 0 shares issued and outstanding at December 31, 2016 and 2015.	-	-
Common Stock, no par value – 30,000,000 shares authorized; 7,677,637 and 6,775,971 shares issued and outstanding at December 31, 2016 and 2015, respectively.	-	-
Additional paid-in-capital	16,537	14,965
Accumulated deficit	(12,158)	(11,036)
Accumulated other comprehensive loss	(820)	(458)

Total stockholder’s equity	3,559	3,471

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,472	$5,099

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL POWER CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands (except per share data)

	For the Years Ended December 31,
	2016	2015

Revenues	$7,596	$7,766

Cost of revenues	4,890	5,053

Gross profit	2,706	2,713

Operating expenses:
Engineering and product development	709	894
Selling and marketing	916	1,195
General and administrative	2,300	1,627

Total operating expenses	3,925	3,716

Operating loss	(1,219)	(1,003)

Other income and expenses:
Impairment of investment – related party	-	(110)
Other income, net	77	16

Total other income and (expenses)	77	(94)

Loss before income tax benefits	(1,142)	(1,097)

Benefit for income taxes	20	1

Net loss	$(1,122)	$(1,096)

Net loss per common share – Basic and diluted	$(0.16)	$(0.16)

Weighted average shares of common stock – Basic and diluted	6,917	6,776

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL POWER CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands

	For the Years Ended December 31,
	2016	2015

Net Loss	$(1,122)	$(1,096)

Other comprehensive loss:

Change in foreign currency translation adjustment	(362)	(100)

Comprehensive loss	$(1,484)	$(1,196)

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL POWER CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2016 and 2015

U.S. dollars in thousands (except share data)

	Common stock	Additional paid-in- capital	Accumulated Deficit	Other Accumulated comprehensive loss	Total stockholders’ equity
Balance at January 1, 2015	6,775,971	$14,739	$(9,940)	$(358)	$4,441
Stock-based compensation – options	-	226	-	-	226
Comprehensive loss:
Net loss	-	-	(1,096)	-	(1,096)
Foreign currency translation loss	-	-	-	(100)	(100)
Balance at December 31, 2015	6,775,971	14,965	(11,036)	(458)	3,471
Stock-based compensation – options	-	520	-	-	520
Stock-based compensation - warrants	-	23	-	-	23
Issuance of common stock and warrants for cash	901,666	541	-	-	541
Beneficial conversion feature in connection with convertible notes	-	329	-	-	329
Fair value warrants issued in connection with convertible notes	-	159	-	-	159
Comprehensive loss:
Net loss	-	-	(1,122)	-	(1,122)
Foreign currency translation loss	-	-	-	(362)	(362)

Balance at December 31, 2016	7,677,637	$16,537	$(12,158)	$(820)	$3,559

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL POWER CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	For the Years Ended December 31,
	2016	2015

Cash flows from operating activities:

Net loss	$(1,122)	$(1,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	161	214
Amortization of debt discount	34	-
Accretion of discount on note receivable	(2)	-
Provision for bad debts	32	-
Reserve for inventory	68	9
Impairment of investment – related party	-	110
Stock-based compensation	543	226
Changes in operating assets and liabilities:
Accounts receivable	(311)	288
Accounts receivable – related party	77	-
Inventories	209	57
Prepaid expenses and other current assets	(119)	(14)
Other assets	(11)	-
Accounts payable	322	(258)
Advances from customers and deferred revenues	(181)	-
Other current liabilities	(58)	(65)

Net cash used in operating activities	(358)	(529)

Cash flows from investing activities:
Purchase of property and equipment	(85)	(306)
Proceeds from sale of investment – related party	90	-
Investments – related party	(1,034)	-

Net cash used in investing activities	(1,029)	(306)

Cash flows from financing activities:
Proceeds from sales of common stock and warrants	541	-
Net proceeds from issuances of convertible notes – related party	488	-
Proceeds from short term loan – related party	250	-

Net cash provided by financing activities	1,279	-

Effect of exchange rate on cash and cash equivalents	(137)	(34)

Decrease in cash and cash equivalents	(245)	(869)
Cash and cash equivalents - Beginning of the year	1,241	2,110

Cash and cash equivalents - End of the year	$996	$1,241

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

U.S. dollars in thousands (except share and per share data)

NOTE 1: GENERAL

Digital Power Corporation ("DPC") was incorporated in 1969, under the General Corporation Law of the State of California. DPC and Digital Power Limited ("DPL"), a wholly owned subsidiary, located in the United Kingdom (DPC and DPL collectively the “Company”), are currently engaged in the design, manufacture and sale of switching power supplies and converters. The Company has two reportable geographic segments - North America (sales through DPC) and Europe (sales through DPL).

NOTE 2: LIQUIDITY, FINANCIAL CONDITION AND MANAGEMENT’S PLANS

The Company incurred a net loss of $1,122 for the year ended December 31, 2016 and had an accumulated deficit of $12,158 at December 31, 2016 from having incurred losses since its inception. The Company had $1,963 of working capital at December 31, 2016 and used approximately $358 of cash in its operating activities during the year ended December 31, 2016. The Company has financed its operations principally through issuances of convertible debt, a promissory note and equity securities.

On September 5, 2016, the Company entered into a rescission agreement with Telkoor Telecom Ltd., a related party entity, pursuant to which the Company sold back its investment of 1,136,666 shares of common stock of Telkoor at its carrying value of $90. (See Note 7).

On October 21, 2016, the Company issued a 12% convertible secured note in the principal amount of $530 to an existing stockholder of the Company for a net proceeds of $488 (See Note 10).

On November 15, 2016, the Company sold 901,666 units for aggregate proceeds of $541, each unit consisted of a share of common stock and a warrant to purchase one share of common stock (See Note 10).

On December 29, 2016, the Company entered into an agreement with MCKEA Holdings, LLC (“MCKEA”), a related party, for a demand promissory note in the amount of $250 bearing interest at the rate of 6% per annum (See Note 9).

During the fourth quarter of 2016, the Company invested $950 in Avalanche International Corporation (“AVLP”), a related party entity, through convertible notes with an aggregate face value of $997, additionally, the Company acquired shares of common stock of AVLP for approximately $84 (see Note 7).

In February 2017, the Company issued demand promissory notes and warrants to purchase 333,333 shares of common stock at $ 0.70 per share for aggregate proceeds of $400. Further in February 2017, the holders of $400 in demand promissory notes agreed to extinguish their $400 of debt by purchasing 666,667 shares of common stock of the Company at $0.60 per share (See Note 16).

On March 9, 2017, the Company entered into a preferred stock purchase agreement with Philou Ventures LLC (“Philou”), a related party entity, pursuant to which Philou agreed to invest up to $5,000,000 in the Company through the purchase of Series B Preferred Stock over a term of 36 months (See Note 13). On March 24, 2017, Philou purchased 25,000 shares of Series B Preferred Stock pursuant to the preferred stock purchase agreement in consideration of cancellation of Company debt of $250 due to MCKEA.

On March 15, 2017, Company entered into a subscription agreement with one investor for the sale of 500,000 shares of common stock at $0.60 per share for the aggregate purchase price of $300.

In March 2017, the Company was awarded a 3-year, $50 million purchase order by MTIX Ltd. (“MTIX") to manufacture, install and service the Multiplex Laser Surface Enhancement (‘MLSE) plasma-laser system (See Note 14).

On March 28, 2017, the Company issued $270 in demand promissory notes to several investors, then on April 5, 2017, the Company canceled these promissory notes by issuing 360,000 shares of common stock at $0.75 per share, in addition, the Company also issued warrants to purchase 180,000 shares of common stock at $0.90 per share to these investors (See Note 16).

The Company expects to continue to incur losses for the foreseeable future and needs raise additional capital to continue its business development initiatives and to support its working capital requirements. Management believes that the MLSE purchase order of $50 million will be a source of revenue and generating cash flows. Management believes that the Company has access to capital resources through potential public or private issuance of debt or equity securities. If the Company is unable to raise additional capital, it may be required to curtail operations and take additional measures to reduce costs, including reducing its workforce, eliminating outside consultants and reducing legal fees in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations.

Based on the above, management believes that the Company has sufficient capital resources to sustain operations through at least April 10, 2018.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of DPC and its wholly-owned subsidiary, DPL. All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, DPC and DPL share certain employees and various costs. Such expenses are principally paid by DPC. Due to the nature of the parent and subsidiary relationship, the individual financial position and operating results of DPC and DPL may be different from those that would have been obtained had they been autonomous.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions. The Company's management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Key estimates include fair value of certain financial instruments, reserve for trade receivables and inventories, carrying amounts of investments, accruals of certain liabilities, and deferred income taxes and related valuation allowance.

Foreign Currency Translation

A substantial portion of the Company’s revenues are generated in U.S. dollars ("U.S. dollar"). In addition, a substantial portion of the Company’s costs are incurred in U.S. dollars. Company management has determined that the U.S. dollar is the currency of the primary economic environment in which it operates.

Accordingly, monetary accounts maintained in currencies other than the U.S. dollar are re-measured into U.S. dollars in accordance with Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) No. 830, Foreign Currency Matters ("ASC No. 830"). All transaction gains and losses from the re-measurement of monetary balance sheet items are reflected in the statements of operations as financial income or expenses as appropriate.

The financial statements of the DPL, whose functional currency has been determined to be its local currency, British Pound (“GBP”), have been translated into U.S. dollars in accordance with ASC No. 830.  All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate in effect for the reporting period. The resulting translation adjustments are reported as other comprehensive income (loss) in the consolidated statement of comprehensive income (loss) and accumulated comprehensive income (loss) in statement of changes in stockholders' equity.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company’s cash is maintained in checking accounts, money market funds and certificates of deposits with reputable financial institutions. These balances may, at times, exceed the U.S. Federal Deposit Insurance Corporation insurance limits. The Company has cash and cash equivalents of $736 and $868 at December 31, 2016 and 2015, respectively, in the United Kingdom (“U.K”). The Company has not experienced any losses on deposits of cash and cash equivalents.

Marketable Securities

The Company classifies its investments in shares of common stock of Telkoor and AVLP in accordance with ASC No. 320, Investment in Debt and Equity Securities (“ASC No. 320”) and ASC No. 325, Investment – Other (“ASC No. 325”). Marketable securities classified as “available-for-sale securities” and carried at fair value, based on quoted market prices. Unrealized gains and losses are reported in a separate component of stockholder’s equity in “accumulated other comprehensive loss” in equity. When evaluating the investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not that it will be required to sell, the investment before recovery of the investment’s amortized cost basis.

Equity securities that do not have readily determinable fair values (i.e., non-marketable equity securities) and are not required to be accounted for under the equity method are typically carried at cost (i.e., cost method investments), as described in ASC No. 325-20.

The Company classifies its investment in debt securities of AVLP in accordance with ASC No. 320 and ASC No. 825. Investment in convertible promissory notes in AVLP is classified as available-for-sale securities and is carried at fair value based on quoted market prices. Unrealized gains and losses are reported in a separate component of stockholder’s equity in “accumulated other comprehensive loss” in equity. When evaluating the investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not that it will be required to sell, the investment before recovery of the investment’s amortized cost basis. Additionally, the investment in debt securities of AVLP qualifies for application of fair value option in accordance with ASC No. 825.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s receivables are recorded when billed and represent claims against third parties that will be settled in cash. The carrying amount of the Company’s receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. The Company individually reviews all accounts receivable balances and based upon an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The Company estimates the allowance for doubtful accounts based on historical collection trends, age of outstanding receivables and existing economic conditions. If events or changes in circumstances indicate that a specific receivable balance may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. A customer’s receivable balance is considered past-due based on its contractual terms. Past-due receivable balances are written-off when the Company’s internal collection efforts have been unsuccessful in collecting the amount due. Based on an assessment as of December 31, 2016 and 2015, of the collectability of invoices, accounts receivable are presented net of an allowance for doubtful accounts of $32 and nil, respectively

Inventories

Inventories are stated at the lower of cost or market value. Inventory write-offs are provided to cover risks arising from slow-moving items or technological obsolescence.

Cost of inventories is determined as follows:

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

During the years ended December 31, 2016 and 2015, the Company recorded inventory write-offs of $84 and $9, respectively, within the cost of revenue.

Property and Equipment, Net

Property and equipment as well as an intangible asset are stated at cost, net of accumulated depreciation and amortization. Repairs and maintenance costs are expensed as incurred. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

	Useful lives (in years)

Computer, software and related equipment	3	-	5
Office furniture and equipment	5	-	10
Leasehold improvements	Over the term of the lease of the life of the asset, whichever is shorter

Long-Lived Assets

The long-lived assets of the Company are reviewed for impairment in accordance with ASC No. 360, Property, Plant, and Equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2016 and 2015, no impairment charges were necessary.

Revenue Recognition

The Company generates revenues from the sale of its products through a direct and indirect sales force.

Revenues from products are recognized in accordance with ASC No. 605, Revenue Recognition, when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the seller's price to the buyer is fixed or determinable, no further obligation exists and collectability is reasonably assured.

Generally, the Company does not grant a right of return. However, certain distributors are allowed, in the six months after the initial stock purchase, to rotate stock that has not been sold for other products. Revenues subject to stock rotation rights are deferred until the products are sold to the end customer or until the rotation rights expire.

Service revenues are deferred and recognized on a straight-line basis over the term of the service agreement. Service revenues are immaterial in proportion to the Company's revenues.

Warranty

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

As of December 31, 2016 and 2015, the Company has accrued warranty liability of $86 and $94, respectively.

Income Taxes

The Company determines its income taxes under the asset and liability method in accordance with FASB ASC No. 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company accounts for uncertain tax positions in accordance with ASC No. 740-10-25. ASC No. 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC No. 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. To the extent that the final tax outcome of these matters is different than the amount recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense. ASC No. 740-10-25 also requires management to evaluate tax positions taken by the Company and recognize a liability if the Company has taken uncertain tax positions that more likely than not would not be sustained upon examination by applicable taxing authorities. Management of the Company has evaluated tax positions taken by the Company and has concluded that as of December 31, 2016 and 2015, there are no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability that would require disclosure in the financial statements.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company classifies Common Stock purchase warrants and other free standing derivative financial instruments as equity if the contracts (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) contain reset provisions as either an asset or a liability. The Company assesses classification of its freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that certain freestanding derivatives, which principally consist of issuance of warrants to purchase shares of common in connection with convertible notes, units and to employers of the Company, satisfy the criteria for classification as equity instruments as these warrants do not contain cash settlement features or variable settlement provision that cause them to not be indexed to the Company’s own stock.

Stock-Based Compensation

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

During the years 2016 and 2015, the Company estimated the fair value of stock options granted using the Black-Scholes option pricing model with the following weighted average assumptions

	2016			2015
Weighted average fair value		$0.46			$0.44
Dividend yield		0%			0%
Expected volatility	97.7%	-	98.2%	87.6%	-	88.3%
Risk-free interest rate	1.26%	-	1.77%	1.60%	-	1.91%
Expected life (years)		5		5.5	-	7

Convertible Instruments

The Company accounts for hybrid contracts that feature conversion options in accordance with applicable GAAP. ASC No. 815 Derivatives and Hedging Activities, (“ASC 815”) requires companies to bifurcate conversion options from their host instruments and account for them as freestanding derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

Conversion options that contain variable settlement features such as provisions to adjust the conversion price upon subsequent issuances of equity or equity linked securities at exercise prices more favorable than that featured in the hybrid contract generally result in their bifurcation from the host instrument.

The Company accounts for convertible instruments, when the Company has determined that the embedded conversion options should not be bifurcated from their host instruments, in accordance with ASC 470-20 “Debt with Conversion and Other Options” (“ASC 470-20”). Under ASC 470-20 the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. The Company accounts for convertible instruments (when the Company has determined that the embedded conversion options should be bifurcated from their host instruments) in accordance with ASC 815.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, long term deposits and trade receivables.

Cash and cash equivalents are invested in banks in the U.S. and in the UK. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions.

Trade receivables of the Company and its subsidiary are mainly derived from sales to customers located primarily in the U.S. and in Europe. The Company performs ongoing credit evaluations of its customers and to date has not experienced any material losses. An allowance for doubtful accounts is determined with respect to those amounts that the Company and its subsidiary have determined to be doubtful of collection

Comprehensive Loss

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

Fair value of Financial Instruments

In accordance with ASC 820, “Fair Value Measurements and Disclosures”, fair value is defined as the exit price, or the amount that would be received for the sale of an as set or paid to transfer a liability in an orderly transaction between market participants as of the measurement date.

The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors that market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:

Other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3:	Unobservable inputs reflecting the reporting entity’s own assumptions.

The carrying amounts of financial instruments carried at cost, including cash and cash equivalents, trade receivables and trade receivable – related party, investments, notes receivable, trade payables and trade payables – related party approximate their fair value due to the short-term maturities of such instruments.

As of December 31, 2016, the fair value of the Company's investments was $1,036 ($90 as of December 31, 2015). Investments as of December 31, 2016 were concentrated in AVLP. The Company's investment in AVLP is comprised of convertible promissory notes of $952, net of unamortized discount and marketable equity securities of $84 which are classified as available-for-sale investments. For investments in marketable equity securities, the Company took into consideration general market conditions, the duration and extent to which the fair value is below cost, and the Company’s ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. As a result of this analysis, the Company has determined that its cost basis in Avalanche equitable securities approximates the current fair value

Consistent with the guidance at ASC 835, the Company’s presumption is that the fair value of its convertible promissory notes in Avalanche have a present value equivalent to the cash proceeds exchanged. Further, the discount shall be reported in the balance sheet as a direct deduction from the face amount of the convertible promissory notes. Thus, the Company has determined that the amortized cost of its convertible promissory notes approximates fair value and are subject to a periodic impairment review. The interest income, including amortization of the discount arising at acquisition, for the convertible promissory notes are included in earnings. In the future, if the Company does not expect to recover the entire amortized cost basis, the Company shall recognize other-than-temporary impairments in other comprehensive income (loss).

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurement at December 31, 2016
	Total	Level 1	Level 2	Level 3
Investments – AVLP – a related party controlled by Philou, a majority shareholder of the Company	$1,036	$84	$952	$-

	Fair Value Measurement at December 31, 2015
	Total	Level 1	Level 2	Level 3
Investment – Telkoor – a related party, the Company's majority shareholder until September 22, 2016	$90	$-	$-	$90

As of December 31, 2015, the Company valued the investment in Telkoor for $90.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments for the years ended December 31, 2016 and 2015, which are treated as investments, as follows:

	2016	2015
Balance at the beginning of year	$90	$207
Impairment	-	(110)
Effect of exchange rate	-	(7)
Disposition of investments	(90)	-
Balance at the end of year	$-	$90

Debt Discounts

The Company accounts for debt discount according to ASC No. 470-20, Debt with Conversion and Other Options. Debt discounts are amortized through periodic charges to interest expense over the term of the related financial instrument using the effective interest method. During the years ended December 31, 2016 and 2015, the Company recorded amortization of debt discounts of $2 and nil, respectively

Net Loss per Share

Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. The Company has included 317,460 warrants, with an exercise price of $.01, in its earnings per share calculation for the year ended December 31, 2016. Anti-dilutive securities consisted of the following at December 31:

	2016	2015
Stock options	2,256,000	1,146,000
Warrants	1,431,666	-
Convertible notes	963,636	-
Total	4,651,302	1,146,000

Recently Issued and Adopted Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, (FASB), or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s consolidated financial position or results of operations upon adoption.

In October 2016, the FASB issued updated guidance related to the recognition of income tax consequences of an intra-entity transfer of an asset other than inventory. This guidance will be effective for the first quarter of tax year 2018; however, early adoption is permitted. The Company is evaluating the impact that this guidance will have its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230)” (“ASU 2016-15”), which seeks to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. For public entities, Update 2016-15 becomes effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the provisions of Update 2016-15 and assessing the impact, if any, it may have on its consolidated financial position, results of operations, cash flows or financial statement disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718)” (“ASU 2016-09”), which seeks to simplify accounting for share-based payment transactions including income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows.  For public entities, Update 2016-09 becomes effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted.   The Company has not yet determined the effect that ASU 2016-09 will have on its consolidated financial position, results of operations or financial statement disclosures.

In March 2016, the FASB issued guidance that involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance will be effective for the first quarter of tax year 2017; however, early adoption is permitted. The Company is evaluating the impact that this guidance will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. The new standard provides guidance intended to improve financial reporting about leasing transaction. The ASU affects all companies that lease assets such as real estate, airplanes and manufacturing equipment. The ASU will require companies that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new standard will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company has not determined the potential effects of this ASU on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Liabilities"(“ASU 2016-01”).  ASU 2016-01 requires equity investments (excluding equity method investments and investments that are consolidated) to be measured at fair value with changes in fair value recognized in net income. Equity investments that do not have a readily determinable fair value may be measured at cost, adjusted for impairment and observable price changes. The ASU also simplifies the impairment assessment of equity investments, eliminates the disclosure of the assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at cost on the balance sheet and requires the exit price to be used when measuring fair value of financial instruments for disclosure purposes. Under ASU 2016-01, changes in fair value (resulting from instrument-specific credit risk) will be presented separately in other comprehensive income for liabilities measured using the fair value option and financial assets and liabilities will be presented separately by measurement category and type either on the balance sheet or in the financial statement disclosures. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has not yet determined the effect that ASU 2016-01 will have on its consolidated financial position, results of operations, or financial statement disclosures.

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." The amendments is this ASU are intended to provide guidance on the responsibility of reporting entity management. Specifically, this ASU provides guidance to management related to evaluating whether there is substantial doubt about the reporting entity’s ability to continue as a going concern and about related financial statement note disclosures. Although the presumption that a reporting entity will continue to operate as a going concern is fundamental to the preparation of financial statements, prior to the issuance of this ASU, there was no guidance in U.S. generally accepted accounting principles (U.S. GAAP) related to the concept. Due to the lack of guidance in U.S. GAAP, practitioners and their clients often faced challenges in determining whether, when, and how a reporting entity should disclose the relevant information in its financial statements. As a result, the FASB issued this guidance to require management evaluation and potential financial statement disclosures. This ASU will be effective for financial statements with periods ending after December 15, 2016. The Company adopted the ASU during the fiscal year and corrected in this report.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and some cost guidance included in ASC Subtopic 605-35, "Revenue Recognition - Construction-Type and Production-Type Contracts.” The core principle of ASU 2014-09 is that revenue is recognized when the transfer of goods or services to customers occurs in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. ASU 2014-09 requires the disclosure of sufficient information to enable readers of the Company’s financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 also requires disclosure of information regarding significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 provides two methods of retrospective application. The first method would require the Company to apply ASU 2014-09 to each prior reporting period presented. The second method would require the Company to retrospectively apply ASU 2014-09 with the cumulative effect recognized at the date of initial application. ASU 2014-09 will be effective for the Company beginning in fiscal 2019 as a result of ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which was issued by the FASB in August 2015 and extended the original effective date by one year. The Company is currently evaluating the impact of adopting the available methodologies of ASU 2014-09 and 2015-14 upon its financial statements in future reporting periods. The Company has not yet selected a transition method. The Company is in the process of evaluating the new standard against its existing accounting policies, including the timing of revenue recognition, and its contracts with customers to determine the effect the guidance will have on its financial statements and what changes to systems and controls may be warranted.

There have been four new ASUs issued amending certain aspects of ASU 2014-09, ASU 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross Versus Net)," was issued in March, 2016 to clarify certain aspects of the principal versus agent guidance in ASU 2014-09. In addition, ASU 2016-10, "Identifying Performance Obligations and Licensing," issued in April 2016, amends other sections of ASU 2014-09 including clarifying guidance related to identifying performance obligations and licensing implementation. ASU 2016-12, "Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients" provides amendments and practical expedients to the guidance in ASU 2014-09 in the areas of assessing collectability, presentation of sales taxes received from customers, noncash consideration, contract modification and clarification of using the full retrospective approach to adopt ASU 2014-09. Finally, ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” was issued in December 2016, and provides elections regarding the disclosures required for remaining performance obligations in certain cases and also makes other technical corrections and improvements to the standard. With its evaluation of the impact of ASU 2014-09, the Company will also consider the impact on its financial statements related to the updated guidance provided by these four new ASUs.

The Company has considered all other recently issued accounting standards and does not believe the adoption of such standards will have a material impact on its consolidated financial statements.

NOTE 4: INVENTORIES

At December 31, 2016 and 2015, inventories consist of:

	2016	2015
Raw materials, parts and supplies	$271	$336
Work-in-progress	238	191
Finished products	613	1,015
Total inventories	$1,122	$1,542

NOTE 5: PROPERTY AND EQUIPMENT, NET

At December 31, 2016 and 2015, property and equipment consist of:

	2016	2015
Computer, software and related equipment	$1,652	$1,726
Office furniture and equipment	240	257
Leasehold improvements	699	771
	2,591	2,754
Accumulated depreciation and amortization	(2,021)	(2,045)
Property and equipment, net	$570	$709

For the years ended December 31, 2016 and 2015, depreciation and amortization expense amounted to $161 and $214, respectively.

NOTE 6: INTANGIBLE ASSET, NET

On August 25, 2010, the Company entered into an agreement with Telkoor Power Supplies Ltd. ("TPS"), a subsidiary of Telkoor, pursuant to which, (i) TPS sold, assigned and conveyed to the Company all of its rights, title and interest in and to the intellectual property associated with the Compact Peripheral Component Interface 600 W AC/DC power supply series (the “Assets” or “IP”) and (ii) the Company granted to TPS an irrevocable license to sell the  Assets  in Israel on an exclusive basis. The IP was purchased in order to decrease lead time and costs of the production process. In consideration for the purchase of the IP, the Company paid TPS an amount of $480. The consideration for the right to sell the Assets in Israel will be paid to the Company as a yearly royalty fee of 15% of TPS's direct production costs of sales.

TPS will provide the Company training and technical support, if necessary, for a period of 60 months in order to enable the Company to properly and effectively use the IP to manufacture the Assets.  In accordance with the agreement, the consideration for the IP may be reduced over a four-year period in the event that annual sales for each year between 2011 and 2014 are less than a fixed threshold of units on an annual basis based on an offset value per unit as described in the agreement. If there is a shortfall in sale of units in one annual period and in the subsequent period the Company sells more than the fixed unit threshold, this difference will be offset from any reduced consideration in any annual periods between 2011 and 2014. As a result of lower than anticipated sales by the Company of the Compact Peripheral Component Interface 600 W AC/DC power supply series (CPCI 600W) through 2013, the Company amended its agreement with Telkoor (effective January 1, 2014 for the duration of the original agreement or until the shortfall of CPCI 600W product sales will be offset) to include additional products in addition to the original CPCI 600W product. The Company will not be required to make any royalty payments to Telkoor under the manufacturing agreement with Telkoor until the shortfall of CPCI 600W product sales will be offset. As of December 31 2015 the remaining shortfall balance was $86. During the year 2016, the Company paid royalties to Advice, Telkoor refunded $40 from this amount by services to the Company and the balance cancelled with the recession agreement. (See Note 7)

The useful life of the IP has been determined to be five years and the amortization method is the straight-line method, as management considers this method as the most appropriate.

	December 31,
	2016	2015

Beginning balance of IP	$480	$480

Accumulated amortization	(480)	(480)

Ending balance of IP	$-	$-

Amortization expense was $0 and $66 for the years ended December 31, 2016 and December 31, 2015, respectively.

NOTE 7: INVESTMENTS – RELATED PARTIES

Avalanche International Corporation (AVLP)

Investments in AVLP at December 31, 2016 consist of:

Balance at January 1, 2016	$-
Investment in convertible promissory notes of AVLP - Gross	997
Original issue discount	(47)
Accretion of discount	2
Investment in convertible promissory note of AVLP - Net	952
Investment in common stock of AVLP	84
Balance at December 31, 2016	$1,036

During the last quarter of 2016, the Company made certain strategic investments in AVLP, a related party controlled by Philou, an existing majority stockholder. The Company’s investments in AVLP consist of convertible promissory notes bearing interest of 12% per annum purchased at a 5% discount and shares of common stock of AVLP.

On October 5, 2016 and November 30, 2016, the Company entered into two 12% Convertible Promissory Note agreements ("Notes Receivable") in the principal amount of $525 each, net of a 5% original issue discount ($25 each) with interest payable at 12% per annum. All principal and accrued interest shall be due for payment on or before two years from the origination dates of each note. At any time after six months, the Company has the right, at its option, to convert all or any portion of the principal and accrued interest into shares of common stock of AVLP at $0.74536 per share, subject to adjustment. The principal amount of each note is convertible into 704,357 shares common stock of AVLP.

During the last quarter of 2016, the Company invested $950 pursuant to Notes Receivable and remaining balance of $50 was invested on February 17, 2017.

.

The original issue discount of $50 on the Notes Receivable is being amortized as interest income through the maturity date using the interest rate method. The original issue discount on the Note Receivable is amortized as interest income through the maturity date using the interest method, the Company recorded $2 interest income for the discount accretion.

As of December 31, 2016 the Company recorded contractual interest receivables of $13.

On February 22, 2017, subsequent to year-end, AVLP issued the Company a third $525 12% Convertible Promissory Note (the “Third Note”) with original issue discount of 5%. During the period from February 22, 2017 to April 5, 2017, the Company funded $457 pursuant to this Third Note.

The Company has classified the all the above noted Notes, it holds in AVLP, as Available-for-Sale securities, subject to the guidance in ASC 320. The Convertible Promissory Notes qualify for application of the Fair Value Option Subsections of Subtopic 320-10 and 825-10.

At December 31, 2016, the closing market price of AVLP’s common Stock was $0.45. Subsequent to year-end, the closing market price of AVLP’s common stock was in the range of $0.25 and $0.45 and due to the illiquidity and significant volatility of AVLP’s common stock, the Company has determined that its cost basis in AVLP common stock approximates the current fair value.

The Company has concluded that indicators of impairment, including those described in ASC 320-10-35-27, do not currently exist for the Company’s investment in AVLP’s Notes.

In addition the Company purchased at the market 250,900 shares of Avalanche at total cost of $84. The investment is accounted under the fair value -method in accordance with ASC 320-10.

Based upon the closing market price at December 31, 2016, and most recently at March 30, 2017 ($0.30), the Company has concluded that its investment in shares of AVLP common stock is not impaired.

Telkoor Telecom Ltd. (Telkoor)

Investment in Telkoor at December 31, 2016 and 2015 consists of:

	2016	2015
Balance at January 1, 2016	$90	$207
Impaired	-	(110)
Exchange rate	-	(7)
Disposed/(sold)	(90)	-
Balance at December 31, 2016	$-	$90

On June 16, 2011, the Company acquired 1,136,666 shares of Telkoor, the Company's major shareholder at the time, and an Israeli company listed in the Tel Aviv stock exchange (at such time) for $1,000, which represented 8.8% of the outstanding shares of Telkoor. As a result of this transaction, an existing manufacturing agreement between the Company and Telkoor was updated and extended.

The Company recorded an impairment of its investment in Telkoor of $0 and $110 for the years ended December 31 2016 and 2015, respectively. On September 5, 2016, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Philou, and Telkoor pursuant to which the Philou purchased all of the Telkoor 2,714,610 shares of the common stock invested in the Company, constituting approximately 40.06% of the Company’s then outstanding shares of common stock for a consideration of $1.5 million to Telkoor.

Pursuant to the Agreement, the Company entered into a Rescission Agreement with the Telkoor in order to resolve all financial issues between the parties, including the repurchase by the Seller of 1,136,666 shares of common stock in Seller beneficially owned by the Company for their book value.

The closing of the transactions under the Agreement and the Rescission Agreement occurred on September 22, 2016.

Equity securities that do not have readily determinable fair values (i.e. non-marketable equity securities) and are not required to be accounted for under the equity method are typically carried at cost (i.e., cost method investments), as described in ASC 325-20. The Company carried its investment in Telkoor's shares at historical cost, net of impairment charges in accordance with ASC 325-20 "Investments in Other".

NOTE 8: OTHER CURRENT LIABILITIES

Other current liabilities at December 31, 2016 and 2015 consist of:

	2016	2015
Accrued payroll and payroll taxes	$128	$105
Warranty liability	86	95
Other accrued expenses	184	280
Total	$398	$480

NOTE 9: DEMAND NOTE PAYABLE – RELATED PARTY

On December 29, 2016, the Company entered into an agreement with MCKEA, an entity of which a Board member is the managing member and of which it is the member of the Company's largest shareholder, for a demand promissory note (“Note”) in the amount of $250 bearing interest at the rate of 6% per annum on unpaid principal and shall be due and payable upon demand of payment by MCKEA. Note may be prepaid, in whole or in part, without penalty, at the option of the Company and without the consent of MCKEA. As of December 31, 2016, no interest was accrued on the Note. Subsequent to December 31, 2016, Note was converted in the Company’s preferred stock (See Note 16).

NOTE 10: CONVERTIBLE NOTE – RELATED PARTY

Balance at January 1, 2016	$-
Proceeds from convertible note	530
Unamortized debt discounts	(484)
Unamortized financing cost	(12)
Balance at December 31, 2016	$34

On October 21, 2016, the Company, entered into a 12% Convertible Secured Note (“Convertible Note) in the principal amount of $530 and was sold to an existing stockholder of the Company for $500, bearing interest at 12% simple interest on the principal amount, is secured by all the assets of the Company, and is due on October 20, 2019. Interest only payments are due on a quarterly basis and the principal may be converted into shares of the Company’s common stock at $0.55 per share. Subject to certain beneficial ownership limitations, the noteholder may convert the principal amount of the Convertible Note at any time into common stock. The conversion price of the Convertible Note is subject to adjustment for customary stock splits, stock dividends, combinations or other standard anti-dilution events.

The Convertible Note contains standard and customary events of default including, but not limited to failure to make payments when due under the Convertible Note agreement and bankruptcy or insolvency of the Company.

Upon 30 days’ notice, the Company has the right to prepay the Convertible Note. In addition, provided that the closing price for a share of the Company’s common stock exceeds $3.00 per share for 30 consecutive trading days, the Company has the right to compel the noteholder to convert the principal amount into shares of common stock at the contractual conversion price.

As additional consideration, the investor received a three-year warrant to purchase 265,000 shares of common stock each at an exercise price of $0.80 and a three-year warrant to purchase 265,000 shares of common stock each at an exercise price of $0.90 (collectively “Warrants”). Warrants are exercisable commencing six months after the issuance date and are subject to certain beneficial ownership limitations. The exercise price of the Warrants is subject to adjustment for customary stock splits, stock dividends, combinations and other standard anti-dilution events. The Warrants may be exercised for cash or on a cashless basis. The Warrants has a call feature that permits the Company to force redemption at $0.001 per share in the event the closing price for a share of the Company’s common stock exceeds $3.00 for 30 consecutive trading days.

The Company computed the fair value of these warrants using the Black-Scholes option pricing model and allocated $159 of the proceeds to additional paid-in capital.

The beneficiary conversion feature (BCF) embedded in the Debenture is accounted for under ASC Topic 470 – Debt. At issuance, the estimated fair value of the BCF totaled $332. The BCF was allocated from the net proceeds of the Debenture after allocating relative fair value of warrants and limited to remaining net proceeds available for BCF. The BCF is recorded as additional debt discount is being amortized to interest expense over the term of the Debenture using the effective interest method. The valuation of the BCF was calculated based on effective conversion price compared with the market price of common stock on the date of issuance of Convertible Note.

The Company recorded total debt discount in the amount of $518 based on the relative fair values of the Warrants of $159, BCF of $329 and original issue discount (OID) of $30. The debt discount is being amortized as non-cash interest expense over the term of the debt. In addition, the Company incurred $13 of debt issuance costs which is also being amortized as non-cash interest expense over the term of the debt. During the year ended December 31, 2016, non-cash interest expense of $34 was recorded as amortization of debt discount and debt financing cost.

As of December 31, 2016, the Company has recorded accrued interest of $12 on Convertible Note obligation.

NOTE 11: COMMITMENTS

Lease commitments

In November 2012, the Company signed an operating lease agreement for the US headquarters for a period of 7 years with an option to extend for additional 5 years. In September 2009, the Company's subsidiary signed a new agreement for a lease in respect of the UK facility for a period of 15 years with an option to cancel the lease after 10 years on September 2019.

Future non-cancellable rental commitments under operating leases are as follows:

Year Ended December 31,
2017	$291
2018	295
2019	219
2020	139
2021	139
2022 to 2024	383
Total	$1,466

Total rent expense for the years ended December 31, 2016 and 2015 was approximately $294 and $299, respectively.

NOTE 12: STOCKHOLDERS’ EQUITY

Preferred Stock

There are authorized Preferred stock in the amount of 500,000 shares of Series A cumulative Redeemable Convertible Preferred shares ("Series A"), and an additional 1,500,000 Preferred shares that have been authorized, but the rights, preferences, privileges and restrictions on these shares have not been determined. The Company’s Board of Directors is authorized to create a new series of preferred shares and determine the number of shares, as well as the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred shares. As of December 31, 2016, there were no preferred shares issued or outstanding.

Common Stock

Common stock confer upon the holders the rights to receive notice to participate and vote in the general meeting of shareholders of the Company, to receive dividends, if and when declared, and to participate in a distribution of surplus of assets upon liquidation of the Company.

On November 15, 2016, the Company entered into subscription agreements (the “Subscription Agreements”) with nine accredited investors. Pursuant to the terms of the Subscription Agreements, the Company sold 901,666 units (“Units”) at $0.60 for an aggregate purchase price of approximately $541,000. Each unit consists of one share of common stock and one warrant to purchase one share of common stock (the “Warrant Shares”) at an exercise price of $0.80.

According to the agreement, the Company registered all of the shares of common stock then issued as part of the Units and Warrant Shares then issued and issuable upon exercise of the Warrant Shares. The Subscription Agreement provides that, until November 15, 2017, Investors who purchased at least $100,000 have the right to participate in the purchase of up to 50% of the securities offered by the Company in any future financing transactions, with limited exceptions.

The Warrants entitle the holders to purchase, in the aggregate, up to 901,666 shares of Common Stock at an exercise price of $0.80 per share for a period of three years. The Warrant Shares are exercisable upon the six month anniversary of the issuance date. The exercise price of the Warrant Shares is subject to adjustment for stock splits, stock dividends, combinations and other standard anti-dilution events. The Warrant Shares may be exercised for cash or, upon the failure to maintain an effective registration statement, on a cashless basis.

The Warrant Shares do not require a net cash-settlement or provide the holder with a choice of net-cash settlement. The Warrant Shares also do not contain a variable settlement provision. Accordingly, the Company classified the Warrant Shares as equity instruments.

Stock Option Plans

Under the Company's Digital Power 2016 and 2012 (As Amended) ("Incentive Share Option Plan"), options may be granted to employees, officers, consultants, service providers and directors of the Company.

As of December 31, 2016, the Company authorized according to the Incentive Share Option Plan the grant of options to officers, management, other key employees and others of up to 5,372,630 options for the Company's common stock. The maximum term of the options is ten years from the date of grant. As of December 31, 2016, an aggregate of 3,322,630 of the Company's options are still available for future grant.

The options granted generally become fully vested after four years. Any options that are forfeited or cancelled before expiration become available for future grants.

The options outstanding as of December 31, 2016 have been classified by exercise price, as follows:

Exercise Price			Options Outstanding as of December 31, 2016	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Option Exercisable as of December 31, 2016	Weighted Average Exercise Price of Options Exercisable

$0.65	-	$0.70	1,865,000	9.76	$0.67	996,667	$0.66
$1.10	-	$1.32	25,000	6.84	$1.28	15,000	$1.25
$1.51	-	$1.69	366,000	5.57	$1.60	316,000	$1.59

			2,256,000	9.05	$0.83	1,327,667	$0.89

The total stock-based compensation expense related to all of the Company’s equity based awards, including non-employee options recognized for the years ended December 31, 2016 and 2015 is comprised as follows:

	2016	2015
Cost of revenues	$6	$7
Engineering and product development	17	20
Selling and marketing	5	6
General and administrative	492	193

Total stock-based compensation	$520	$226

A summary of option activity under the Company's stock option plans as of December 31, 2016 and 2015 and changes during the years then ended are as follows:

	Amount of Options	Weighted Average Exercise Price	Weighted Average remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at January 1, 2015	1,262,763	$1.57	7.65
Granted	155,000	0.67
Forfeited	(261,000)	1.29
Expired	(10,763)	0.70
Balance at December 31, 2015	1,146,000	1.52	6.74
Granted	1,800,000	0.67
Forfeited	(650,000)	1.59
Expired	(40,000)	1.16
Balance outstanding at December 31, 2016	2,256,000	$0.83	9.08	$-
Exercisable at December 31, 2016	1,327,667	$0.89	8.64	$-

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on December 31, 2016, $0.65 and the exercise price, multiplied by the number of in-the-money-options).

As of December 31, 2016, there was $492 of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company's stock option plans. That cost is expected to be recognized over a weighted average period of 1.81 years.

Options Issued to Non-Employees

As of December 31, 2015, the Company's had options outstanding to purchase 142,500 shares of common stock to non-employees. During the year ended December 31, 2016, options to purchase 102,500 shares of common stock were forfeited and 40,000 options were expired.

Warrants

Warrants Issued to Executive Officer

In connection with executive employment agreement, on November 3, 2016, the Company issued to its Chief Executive Officer a ten-year warrant to purchase 317,460 shares of the Company's common stock (the "Warrant "), at an exercise price of $0.01 per share subject to vesting. The Warrant shall be subject to vesting of which warrants to purchase 39,682 shares shall vest beginning on January 1, 2017, and on the first date of each quarter thereafter through July 1, 2018, with warrants to purchase 39,686 shares to vest on October 1, 2018.   The fair value of the Warrant using the Black-Scholes option pricing model was $188, which was amortized ratably over a period of two years out of which $23 was recorded as stock-based compensation in general and administrative expenses during the year ended December 31, 2016.

	Amount of Warrants	Weighted Average Exercise Price	Weighted Average remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at January 1, 2016	-	-	-	-
Granted	317,460	$0.01
Forfeited	-
Expired
Balance outstanding at December 31, 2016	317,460	$0.01	9.8	$203
Exercisable at December 31, 2016	-	-		-

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on December 31, 2016, $0.65 and the exercise price, multiplied by the number of in-the-money warrants).

NOTE 13: INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	December 31,
	2016	2015
Deferred tax asset:
Net operating loss	$2,206	$2,233
Reserves and allowances	295	225
Tax Credit carryforward	153	153
Property and equipment	194	142
Total deferred tax asset	2,848	2,753
Valuation allowance	(2,848)	(2,753)
Deferred tax asset, net	$—	$—

The Company had Federal and state net operating loss carryforwards of approximately $5,334 and $3,622, respectively, available to offset future taxable income, expiring at various times from December 31through December 31, 2036. In accordance with Section 382 of the Internal Revenue Code, the future utilization of the Company’s net operating loss to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not yet determined whether such an ownership change has occurred; however, the Company will be completing a Section 382 analysis regarding the limitation of the net operating loss.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available and due to the last five years significant losses there is substantial doubt related to the Company’s ability to utilize its deferred tax assets, the Company recorded a full valuation allowance of the deferred tax asset. For the year ended December 31, 2016, the valuation allowance has increased by $95.

The 2013 through 2016 tax years remain open to examination by the Internal Revenue Service (“IRS”) and the 2012 through 2016 tax years remain open to examination by the California Franchise Tax Board (“FTB”). The IRS and FTB have the authority to examine those tax years until the applicable statute of limitations expires.

As of December 31, 2016, the Company’s foreign subsidiary had accumulated losses for income tax purposes in the amount of approximately $906. All of the Company’s international accumulated losses were generated in the United Kingdom, which has a statutory tax rate of 20%. These net operating losses may be carried forward and offset against taxable income in the future for an indefinite period. The Company has not recognized a U.S. deferred income tax asset on non-U.S. losses because the Company plans to indefinitely reinvest such earnings outside the U.S. Remittances of non-U.S. earnings, if any, are based on estimates and judgments of projected cash flow needs, as well as the working capital and investment requirements of the Company’s non-U.S. and U.S. operations. Material changes in the Company’s estimates of cash, working capital, and investment needs could require repatriation of indefinitely reinvested non-U.S. earnings, which would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.

The net income tax benefit consists of the following:

	December 31,
	2016	2015
Current
Foreign	$(20)	$(1)
Federal	—	—
State	—	—
Income tax (benefit)	$(20)	$(1)

The Company’s effective tax rates were (1.7%) and (0.1%) for the years ended December 31, 2016 and 2015, respectively. During the year ended December 31, 2016, the effective tax rate differed from the U.S. federal statutory rate primarily due to the change in the valuation allowance and the issuance of incentive stock options to the Company’s employees. The reconciliation of income tax attributable to operations computed at the U.S. Federal statutory income tax rate of 34% to income tax expense is as follows:

	Year Ended December 31,
	2016	2015
Tax benefit at U.S. Federal statutory tax rate	(34.0% )	(34.0%	)
Increase (decrease) in tax rate resulting from:
Stock compensation expense	12.1%	—
Taxes in respect of prior years	9.1%	0.2%
Increase in valuation allowance	8.3%	28.0%
Nondeductible meals & entertainment expense and other	4.4%	7.2%
State taxes, net of federal benefit	0.3%	—
Foreign rate differential	(0.2% )	(1.5%	)
Foreign R&D credit	(1.7% )	—
Effective tax rate	(1.7% )	(0.1%	)

The Company accounts for uncertain tax positions in accordance with ASC No. 740-10-25. ASC No. 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC No. 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. To the extent that the final tax outcome of these matters is different than the amount recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense. ASC No. 740-10-25 also requires management to evaluate tax positions taken by the Company and recognize a liability if the Company has taken uncertain tax positions that more likely than not would not be sustained upon examination by applicable taxing authorities. Management of the Company has evaluated tax positions taken by the Company and has concluded that as of December 31, 2016 and 2015, there are no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability that would require disclosure in the financial statements.

NOTE 14: RELATED PARTY TRANSACTIONS

a.

On September 5, 2016, the Company entered into a Securities Purchase Agreement with Philou, and Telkoor pursuant to which the Philou purchased all of the Telkoor’s 2,714,610 shares of the common stock in the Company, constituting approximately 40.06% of the Company’s then outstanding shares of common stock. In consideration for such shares, the Philou paid Telkoor $1.5 million.

Pursuant to the Securities Purchase Agreement, the Company entered into a Rescission Agreement with the Telkoor in order to resolve all financial issues between the parties, including the repurchase by the Telkoor of 1,136,666 shares of common stock in Telkoor owned by the Company for $90, which was equal to the carrying amount of the investment.

The closing of the transactions under the Securities Purchase Agreement and the Rescission Agreement occurred on September 22, 2016.

Philou is the Company’s largest stockholder. Kristine Ault, a director of the Company, is managing member of MCKEA, which in turn, is the member of Philou. Kristine Ault’s spouse is Milton Ault who is Executive Chairman of the Board of the Directors of the Company.

In addition, on March 9, 2017, the Company entered into a Preferred Stock Purchase Agreement with Philou. Pursuant to the terms of the Preferred Stock Purchase Agreement, Philou may invest up to $5,000 in the Company through the purchase of Series B Preferred Stock over a specified term.

b.

In anticipation of the acquisition of MTIX by AVLP and the expectation of future business generated by the Company from a strategic investment into AVLP, the Company entered into three 12% Convertible Promissory Note agreements with AVLP in the principal amount of $525 each, including a 5% original issue discount. After six months, the Company has a right, at its option, to convert all or any portion of the principal and accrued interest into shares of common stock of AVLP at $0.74536 per share

During the last quarter of 2016, the Company invested $950 pursuant to 12% Convertible Promissory Notes and another $507 was invested on the first quarter of 2017. (The remaining balance to invest is $43).

Further, the Company has acquired 250,900 shares of AVLP Common Stock in the open market for $85.

AVLP, a Nevada corporation, is a holding company currently engaged in acquiring and/or developing businesses in which AVLP maintains a controlling interest. AVLP anticipates that its subsidiaries will be engaged in a number of diverse business activities. AVLP currently has two subsidiaries, Smith and Ramsay Brands, LLC (“SRB”) and Restaurant Capital Group, LLC (“RCG”). SRB was formed on May 19, 2014, and RCG was formed on October 22, 2015. AVLP is quoted under the symbol “AVLP” on the OTC Pink sheets operated by OTC Markets Group, Inc.

Philou is AVLP’s controlling shareholder. Mr. Ault is Chairman of AVLP’s Board of Directors and Mr. William B. Horne is the Chief Financial Officer of AVLP. Mr. Horne is also the audit committee chairman of the Company.

On October 24, 2016, AVLP entered into a letter of intent to acquire MTIX, an advanced materials and processing Technology Company located in Huddersfield, West Yorkshire, UK. On October 26, 2016, pursuant to the term of the letter of intent, AVLP made an initial payment of $50 towards the purchase of MTIX.

On March 3, 2017, AVLP entered into a Share Exchange Agreement with MTIX and the three current shareholders of MTIX.  Upon the terms and subject to the conditions set forth in the Share Exchange Agreement, AVLP will acquire MTIX from the MTIX shareholders through the transfer of all issued and outstanding ordinary shares of MTIX (the “MTIX Shares”) by the MTIX shareholders to AVLP in exchange for the issuance by AVLP of: (a) 7% secured convertible promissory notes in the aggregate principal face amount of $9,500 to the MTIX shareholders in pro rata amounts commensurate with their current respective ownership percentages of MTIX’s ordinary shares, (b) (i) $500 in cash, $50 of which was paid on October 26, 2016, and (ii) 100,000 shares of AVLP’s newly designated shares of Class B Convertible Preferred Stock to the principal shareholder of MTIX.

On the closing date, the fully-diluted AVLP shares shall be 52,128,325 shares of common stock, assuming that (i) the MTIX promissory notes are convertible into shares of AVLP Common Stock at a conversion price of $0.50 per share, (ii) the shares of AVLP Class B Convertible Preferred Stock are convertible into shares of AVLP Common Stock at a conversion rate of $0.50 per share and (iii) the issuance of stock options to purchase an aggregate of 531,919 shares of AVLP Common Stock to the members of the MTIX management group.

During March 2017, the Company was awarded a 3-year, $50 million purchase order by MTIX to manufacture, install and service the MLSE plasma-laser system.

c.

On December 29, 2016, the Company received a $250 short term loan from MCKEA, the member of Philou. Ms. Ault, a director of the Company, is the managing member of MCKEA. On March 24, 2017, the $250 loan was cancelled in consideration for the issuance of 25,000 shares of Series B preferred stock of the Company to Philou.

d.

On September 22, 2016, the Company entered into consulting agreement with Mr. Ault to assist the Company in developing a business strategy, identifying new business opportunities, developing a capital raising program and implementing of a capital deployment program. For his services Mr. Ault will be paid a monthly fee of $15 from November 1, 2016 through June 30, 2017 and may be renewed.

e.

On October 21, 2016, the Company entered into a 12% convertible secured note in the principal amount of $530 with Mr. Barry Blank, an existing stockholder of the Company, for $500 due on October 20, 2019. The principal amount of 12% convertible secured note may be convertible into shares of the Company’s common stock at $0.55 per share, subject to certain beneficial ownership limitations Mr. Blank may convert the principal amount of the convertible note at any time into common stock.

Mr. Blank owns 419,900 shares of the common stock of the Company, constituting approximately 5.02% of the Company’s outstanding shares of common stock. The 12% convertible secured note will convert into 963,636 shares of common stock which represent 20.5% of the Company’s outstanding shares of common stock without regard to an beneficial ownership limitation.

As additional consideration, Mr. Blank received a three-year warrant to purchase 265,000 shares of common stock each at an exercise price of $0.80 and a three-year warrant to purchase 265,000 shares of common stock each at an exercise price of $0.90.

f.

On March 9, 2017, the Company entered into a Preferred Stock Purchase Agreement with Philou. Pursuant to the terms of the Preferred Stock Purchase Agreement, Philou may invest up to $5,000,000 in the Company through the purchase of Series B Preferred Stock over the 36 months.

g.	On March 24, 2017, Philou purchased 25,000 shares of Series B Preferred Stock (Note 16).

NOTE 15: SEGMENT CUSTOMERS AND GEOGRAPHICAL INFORMATION

The Company has two reportable geographic segments; see Note 1 for a brief description of the Company’s business.

The following data presents the revenues, expenditures and other operating data of the Company’s geographic operating segments and presented in accordance with ASC 280.

	Year Ended December 31, 2016
	DPC	DPL	Eliminations	Total

Revenues	$4,552	$3,044	$-	$7,596
Inter-segment revenues	145	-	(145)	-

Total revenues	$4,697	$3,044	$(145)	$7,596

Depreciation and amortization expenses	$75	$86	$-	$161

Operating income (loss)	$(1,110)	$(109)	$-	$(1,219)

Other income, net				77

Income taxes				20

Net loss				$(1,122)

Capital expenditures for segment assets for the year ended December 31, 2016	$32	$53	$-	$85

Identifiable assets as of December 31, 2016	$3,152	$2,320	$-	$5,472

	Year Ended December 31, 2015
	DPC	DPL	Eliminations	Total

Revenues	$3,833	$3,933	$-	$7,766
Inter-segment revenues	371	-	(371)	-

Total revenues	$4,204	$3,933	$(371)	$7,766

Depreciation and amortization expenses	$74	$139	$-	$213

Operating income (loss)	$(1,086)	$83	$-	$(1,003)

Impairment of investment				(110)
Other income, net				16

Income taxes				1

Net loss				$(1,096)

Capital expenditures for segment assets for the year ended December 31, 2015	$58	$248	$-	$306

Identifiable assets as of December 31, 2015	$2,384	$2,715	$-	$5,099

The following table provides the percentage of total revenues attributable to a single customer from which 10% or more of total revenues are derived:

For the year ended December 31,2016
	Total Revenues by Major Customers (in thousands)	Percentage of Total Company Revenues
Customer A	$1,328	17%
Customer B	$750	10%

For the year ended December 31,2015
	Total Revenues by Major Customers (in thousands)	Percentage of Total Company Revenues
Customer A	$853	11%
Customer B	$1,809	23%

Revenue from customer A was attributable to DPC and revenue from Customer B attributable to DPL.

For the years ended December 31, 2016 and 2015, total revenues from external customers divided on the basis of the Company’s product lines are as follows:

	2016	2015
Revenues:
Commercial products	$5,307	$4,802
Defense products	2,289	2,964

Total revenues	$7,596	$7,766

Financial data relating to geographic areas:

The Company’s total revenues are attributed to geographic areas based on the location.

The following table presents total revenues for the years ended December 31, 2016 and 2015. Other than as shown, no foreign country contributed materially to revenues or long-lived assets for these periods:

	2016	2015

North America	$4,541	$3,435
Europe (including UK)	1,845	1,704
Asia	255	768
Australia	123	42
South America	81	3
South Korea	751	1,814

Total revenues	$7,596	$7,766

NOTE 16: SUBSEQUENT EVENTS

In February 2017, the Company issued $400 in demand promissory notes and five year warrants to purchase 333,333 shares of common stock at $ 0.70, per share.

In February 16, 2017, the holder of the $100 in demand promissory notes agreed to cancel its demand promissory note for the purchase of 166,667 shares of Common Stock at $0.60 per share.

In February 23, 2017, the holders of the $300 in demand promissory notes agreed to cancel their demand promissory notes to purchase of 500,000 shares of Common Stock at $0.60 per share.

On March 9, 2017, the Company entered into a Preferred Stock Purchase Agreement with Philou, the majority stockholder of the Company and of which Kristine Ault, a director of the Company, is the managing member of MCKEA which, in turn, is the Manager of Philou. Pursuant to the terms of the Preferred Stock Purchase Agreement, Philou may invest up to $5,000,000 in the Company through the purchase of Series B Preferred Stock over the term of 36 months.

In addition, for each share of Series B Preferred Stock purchased, Philou will receive warrants to purchase shares of common stock in a number equal to the stated value of each share of Series B Preferred Stock of $10.00 purchased divided by $0.70 at an exercise price equal to $0.70 per share of common stock

Further, Philou shall have the right to participate in the Company’s future financings under substantially the same terms and conditions as other investors in those respective financings in order to maintain its then percentage ownership interest in the Company. Philou’s right to participate in such financings shall accrue and accumulate provided that it still owns at least 100,000 shares of Series B Preferred Stock.

On March 15, 2017, Company entered into a subscription agreement with an investor for the sale of 500,000 shares of common stock at $0.60 per share for the aggregate purchase price of $300.

On March 24, 2017, Philou purchased 25,000 shares of Series B Preferred Stock pursuant to the Preferred Stock Purchase Agreement in consideration of the cancellation of the Company debt due to an affiliate of Philou in the amount of $250.

On March 28, 2017, the Company issued $270 in demand promissory notes to several investors. These demand promissory notes bear interest at the rate of 6% per annum. On April 5, 2017, the Company canceled these promissory notes by issuing 360,000 shares of common stock at $0.75 per share. In addition, the Company also issued warrants to purchase 180,000 shares of common stock at $0.90 per share to these investors.

.