Form 10-Q
period 2017-03-31
DIGITAL POWER CORP
filed 2017-05-17
CIK 896493

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes ☐    No ☑

At May 15, 2017 the registrant had outstanding 9,216,853 shares of common stock.

DIGITAL POWER CORPORATION

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2017 (Unaudited) and December 31, 2016	1-2

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2017 and 2016 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 (Unaudited)	4-5

	Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	6 - 26

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30
Item 4.	Controls and Procedures	30

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Reserved	31
Item 5.	Other Information	31
Item 6.	Exhibits	32

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Words such as "anticipates," "expects," "intends," "goals," "plans," "believes," "seeks," "estimates," "continues," "may," "will," “would,” "should," “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on management's expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout this report and our Annual Report on Form 10-K for the year ended December 31, 2016, particularly the "Risk Factors" sections of such reports. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission that disclose risks and uncertainties that may affect our business. The forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of May 16, 2017. In addition, the forward-looking statements in this Form 10-Q are made as of the date of this filing, and we do not undertake, and expressly disclaims any duty, to update such statements, whether as a result of new information, new developments or otherwise, except to the extent that disclosure may be required by law.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

DIGITAL POWER CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	March 31, 2017 (Unaudited)	December 31, 2016
ASSETS:

CURRENT ASSETS:
Cash and cash equivalents	$1,138	$996
Accounts receivable, net	1,030	1,439
Inventories, net	937	1,122
Prepaid expenses and other current assets	272	285
Total current assets	3,377	3,842

Property and equipment, net	543	570
Investments - related parties, net of original issue discount of $68 and $45, respectively	1,653	1,036
Other investments	20	-
Deposits and loans	112	24

TOTAL ASSETS	$5,705	$5,472

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIGITAL POWER CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

U.S. dollars in thousands, except shares and per share data

	March 31, 2017 (Unaudited)	December 31, 2016
LIABILITIES AND STOCKHOLDERS’ EQUITY:

CURRENT LIABILITIES:
Accounts payable	$896	$1,231
Accounts payable – related parties	28	-
Notes payable – related parties	250	250
Notes payable	220	-
Other current liabilities	448	398
Total current liabilities	1,842	1,879

Convertible notes – related party, net of unamortized issuance discount of $453 and $497, respectively.	78	34

Total liabilities	1,920	1,913

COMMITMENTS:

STOCKHOLDERS’ EQUITY:
Preferred Stock – 1,000,000 shares authorized; 25,000 shares issued and outstanding in the following designated issues:
Series A Redeemable Convertible Preferred Stock, no par value – 500,000 shares authorized; nil shares issued and outstanding at March 31, 2017 and December 31, 2016	-	-

Series B Redeemable Convertible Preferred Stock, $10 stated value per share, no par value – 500,000 shares authorized; 25,000 and nil shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively (Liquidation preference of $250 and nil at March 31, 2017 and December 31, 2016, respectively)

Preferred Stock, no par value – 1,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2017 and December 31, 2016.	-	-
Common Stock, no par value – 30,000,000 shares authorized; 8,856,853 and 7,677,637 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively.	-	-
Additional paid-in-capital	17,736	16,537
Accumulated deficit	(13,152)	(12,158)
Accumulated other comprehensive loss	(799)	(820)

Total stockholder’s equity	3,785	3,559

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,705	$5,472

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIGITAL POWER CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHNSIVE LOSS (Unaudited)

U.S. dollars in thousands, except per share data

	For the Three Months ended March 31,
	2017	2016

Revenues	$1,628	$1,713

Cost of revenues	920	1,093

Gross profit	708	620

Operating expenses:
Engineering and product development	227	194
Selling and marketing	295	255
General and administrative	973	371

Total operating expenses	1,495	820

Operating loss	(787)	(200)

Interest (expense) income	(207)	7

Net loss	$(994)	$(193)

Net loss per common share – Basic and diluted	$(0.12)	$(0.03)

Weighted average shares of common stock – Basic and diluted	8,383	6,776

Comprehensive Loss
Net Loss	$(994)	$(193)
Other comprehensive income (loss):
Change in net foreign currency translation adjustments	21	(58)
Other comprehensive income (loss):	21	(58)

Total Comprehensive loss	$(973)	$(251)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIGITAL POWER CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands

	For the Three Months ended March 31,
	2017	2016

Cash flows from operating activities:

Net loss:	$(994)	$(193)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	33	40
Interest expense – debt discount	195	-
Accretion of original issue discount on notes receivable – related party	(7)	-
Stock-based compensation	157	44
Interest expense on conversion of demand notes to common stock	13	-
Changes in operating assets and liabilities:
Accounts receivable	413	(32)
Accounts payable – related party	28	10
Inventories	193	87
Prepaid expenses and other current assets	15	13
Other assets	(29)	0
Accounts payable	(338)	66
Advances from customers and deferred revenues	-	(93)
Other current liabilities	49	66

Net cash (used in) provided by operating activities	(272)	8

Cash flows from investing activities:
Purchase of property and equipment	(3)	(72)
Investments – related party	(610)	-
Investments – other companies	(20)	-
Loan to third party	(59)	-

Net cash used in investing activities	(692)	(72)

Cash flows from financing activities:
Gross proceeds from sales of common stock and warrants	300	-
Financing cost in connection with sales of common stock and warrants	(73)
Proceeds from notes payable – related party	350	-
Proceeds from notes payable	520	-

Net cash provided by financing activities	1,097	-

Effect of exchange rate on cash and cash equivalents	9	(19)

Increase (Decrease) in cash and cash equivalents	142	(83)
Cash and cash equivalents - Beginning of the period	996	1,241

Cash and cash equivalents - End of the period	$1,138	$1,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIGITAL POWER CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

U.S. dollars in thousands

	For the Three Months ended March 31,
	2017	2016

Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$12	$-

Non-cash investing and financing activities:
Cancellation of notes payable – related party into shares of common stock	$100	$-
Cancellation of notes payable into shares of common stock	$300	$-
Cancellation of note payable – related party into series B convertible preferred stock	$250	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

MARCH 31, 2017

U.S. dollars in thousands, except share and per share data

1. DESCRIPTION OF BUSINESS

Digital Power Corporation ("DPC") was incorporated in 1969, under the General Corporation Law of the State of California. DPC and Digital Power Limited ("DPL"), a wholly owned subsidiary, located in the United Kingdom (DPC and DPL collectively the “Company”), are currently engaged in the design, manufacture and sale of switching power supplies and converters. The Company has two reportable geographic segments - North America (sales through DPC) and Europe (sales through DPL). On November 30, 2016, DPC formed Digital Power Lending, LLC, a wholly-owned subsidiary (“DP Lending”). DP Lending is engaged in providing commercial loans to companies throughout the United States to provide them with operating capital to finance the growth of their businesses.  The loans will primarily be short-term, ranging from six to twelve months.

2. LIQUIDITY, FINANCIAL CONDITION AND MANAGEMENT’S PLANS

As of March 31, 2017, the Company had cash and cash equivalent of $1,138, an accumulated deficit of $13,152 and working capital of $1,535. The Company has incurred recurring losses and reported losses for the three months ended March 31, 2017, totaled $994. In the past, the Company has financed its operations principally through issuances of convertible debt, promissory notes and equity securities. During 2017, as reflected below, the Company continues to successfully obtain additional equity and debt financing and in restructuring existing debt. The following financings transactions were consummated during 2017:

●

In February 2017, the Company issued demand promissory notes and warrants to purchase 333,333 shares of common stock at $ 0.70 per share for aggregate proceeds of $400. Further in February 2017, the holders of $400 in demand promissory notes agreed to extinguish their $400 of debt by cancelling their notes to purchase 666,667 shares of common stock of the Company at $0.60 per share (See Note 8).

●

On March 9, 2017, the Company entered into a Preferred Stock Purchase Agreement with Philou Ventures LLC (“Philou”), a related party, pursuant to which Philou agreed to invest up to $5,000 in the Company through the purchase of Series B Preferred Stock over a term of 36 months. On March 24, 2017, Philou purchased 25,000 shares of Series B Preferred Stock pursuant to the Preferred Stock Purchase Agreement in consideration of cancellation of Company debt of $250 due to MCKEA, an affiliate of Philou. On May 5, 2017, Philou purchased an additional 50,000 shares of Series B Preferred Stock pursuant to the Preferred Stock Purchase Agreement for $500 (See Note 11).

●

On March 15, 2017, Company entered into a subscription agreement with one investor for the sale of 500,000 shares of common stock at $0.60 per share for the aggregate purchase price of $300 (See Note 11).

●	On March 20, 2017, the Company issued $250 in demand promissory note to one of the Company's shareholders (See Note 7).

●

On March 28, 2017, the Company issued $270 in demand promissory notes to several investors. The Company received gross proceeds of $220 on March 31, 2017 and the remaining balance of $50 was received on April 3, 2017. On April 5, 2017, the Company canceled these promissory notes by issuing to the holders 360,000 shares of common stock at $0.75 per share and warrants to purchase 180,000 shares of common stock at $0.90 per share (See Note 8).

The Company expects to continue to incur losses for the foreseeable future and needs to raise additional capital to continue its business development initiatives and to support its working capital requirements. In March 2017, the Company was awarded a 3-year, $50 million purchase order by MTIX Ltd. (“MTIX") to manufacture, install and service the Multiplex Laser Surface Enhancement (“MLSE”) plasma-laser system. Management believes that the MLSE purchase order will be a source of revenue and generate significant cash flows for the Company. Management believes that the Company has access to capital resources through potential public or private issuance of debt or equity securities. If the Company is unable to raise additional capital, it may be required to curtail operations and take additional measures to reduce costs, including reducing its workforce, eliminating outside consultants and reducing legal fees in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. However, management believes that the Company has sufficient capital resources to sustain operations and meet its obligations through at least May 31, 2018.

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

MARCH 31, 2017

U.S. dollars in thousands, except share and per share data

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and do not include all the information and disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The Company has made estimates and judgments affecting the amounts reported in our consolidated financial statements and the accompanying notes. The actual results experienced by the Company may differ materially from our estimates. The consolidated financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on April 10, 2017. The consolidated balance sheet as of December 31, 2016 was derived from the Company’s audited 2016 financial statements contained in the above referenced Form 10-K. Results of the three months ended March 31, 2017, are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of DPC and its wholly-owned subsidiaries, DPL and DPL Lending. All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting Estimates

The preparation of financial statements, in conformity with GAAP, requires management to make estimates, judgments and assumptions. The Company's management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Key estimates include fair value of certain financial instruments, reserve for trade receivables and inventories, carrying amounts of investments, accruals of certain liabilities, and deferred income taxes and related valuation allowance.

Investments in Debt and Equity Securities

The Company classifies its investments in Avalanche International, Corp (“AVLP”), consisting of shares of common stock and debt securities, in accordance with ASC No. 320, Investment in Debt and Equity Securities (“ASC No. 320”) and ASC No. 325, Investment – Other (“ASC No. 325”). The investment in marketable securities and convertible promissory notes are both classified as “available-for-sale securities” and are carried at fair value, based on quoted market prices. Unrealized gains and losses are reported as a separate component of stockholder’s equity, accumulated other comprehensive loss. When evaluating the Company’s debt and equity investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not that it will be required to sell, the investment before recovery of the investment’s amortized cost basis. Equity securities that do not have readily determinable fair values (i.e., non-marketable equity securities) and are not required to be accounted for under the equity method are typically carried at cost (i.e., cost method investments), as described in ASC No. 325-20. Additionally, the investment in debt securities of AVLP qualifies for application of the fair value option in accordance with ASC No. 825.

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

MARCH 31, 2017

U.S. dollars in thousands, except share and per share data

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

As of March 31, 2017 and December 31, 2016, the Company’s accrued warranty liability was $86.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company classifies common stock purchase warrants and other free standing derivative financial instruments as equity if the contracts (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) contain reset provisions as either an asset or a liability. The Company assesses classification of its freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that certain freestanding derivatives, which principally consist of issuance of warrants to purchase shares of common in connection with convertible notes, units and to employees of the Company, satisfy the criteria for classification as equity instruments as these warrants do not contain cash settlement features or variable settlement provision that cause them to not be indexed to the Company’s own stock.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC No. 718, Compensation – Stock Compensation ("ASC No. 718"). Under ASC No. 718, compensation expense related to stock-based payments is recorded over the requisite service period based on the grant date fair value of the awards. Compensation previously recorded for unvested stock options that are forfeited is reversed upon forfeiture. The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock.

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

MARCH 31, 2017

U.S. dollars in thousands, except share and per share data

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC No. 505-50, Equity Based Payments to Non-Employees. Accordingly, the measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Convertible Instruments

The Company accounts for hybrid contracts that feature conversion options in accordance with ASC No. 815, Derivatives and Hedging Activities (“ASC No. 815”). ASC No. 815 requires companies to bifurcate conversion options from their host instruments and account for them as freestanding derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

Conversion options that contain variable settlement features such as provisions to adjust the conversion price upon subsequent issuances of equity or equity linked securities at exercise prices more favorable than that featured in the hybrid contract generally result in their bifurcation from the host instrument.

The Company accounts for convertible instruments, when the Company has determined that the embedded conversion options should not be bifurcated from their host instruments, in accordance with ASC No. 470-20, Debt with Conversion and Other Options (“ASC No. 470-20”). Under ASC No. 470-20 the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. The Company accounts for convertible instruments (when the Company has determined that the embedded conversion options should be bifurcated from their host instruments) in accordance with ASC No. 815.

Comprehensive Loss

The Company reports comprehensive loss in accordance with ASC No. 220, Comprehensive Income. This statement establishes standards for the reporting and presentation of comprehensive loss and its components in a full set of general purpose financial statements. Comprehensive loss generally represents all changes in equity during the period except those resulting from investments by, or distributions to, stockholders. The Company determined that its items of other comprehensive loss relate to changes in foreign currency translation adjustments.

Fair value of Financial Instruments

In accordance with ASC No. 820, Fair Value Measurements and Disclosures, fair value is defined as the exit price, or the amount that would be received for the sale of an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date.

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

MARCH 31, 2017

U.S. dollars in thousands, except share and per share data

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

Level 2: Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or model-derived valuations. All significant inputs used in our valuations are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities. Level 2 inputs also include quoted prices that were adjusted for security-specific restrictions which are compared to output from internally developed models such as a discounted cash flow models.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of financial instruments carried at cost, including cash and cash equivalents, trade receivables and trade receivable – related party, investments, notes receivable, trade payables and trade payables – related party approximate their fair value due to the short-term maturities of such instruments.

As of March 31, 2017 and December 31, 2016, the fair value of the Company’s investments were $1,653 and $1,036, respectively, and were concentrated in debt and equity securities of AVLP, a related party (See Note 4), which are classified as available-for-sale investments. At March 31, 2017, the Company's investment in AVLP is comprised of convertible promissory notes of $1,561, net of unamortized discount, and marketable equity securities of $92. At December 31, 2016, the Company's investment in AVLP is comprised of convertible promissory notes of $952, net of unamortized discount, and marketable equity securities of $84. For investments in marketable equity securities, the Company took into consideration general market conditions, the duration and extent to which the fair value is below cost, and the Company’s ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. As a result of this analysis, the Company has determined that its cost basis in AVLP equitable securities approximates the current fair value.

Consistent with the guidance at ASC No. 835, the Company’s presumption is that the fair value of its convertible promissory notes in AVLP have a present value equivalent to the cash proceeds exchanged. Further, the discount shall be reported in the balance sheet as a direct deduction from the face amount of the convertible promissory notes. Thus, the Company has determined that the amortized cost of its convertible promissory notes approximates fair value and are subject to a periodic impairment review. The interest income, including amortization of the discount arising at acquisition, for the convertible promissory notes are included in earnings. In the future, if the Company does not expect to recover the entire amortized cost basis, the Company shall recognize other-than-temporary impairments in other comprehensive income (loss).

In the first quarter of 2017, the Company purchased at the market shares of common stock of three companies for a total cost of $20. In accordance with ASC No. 320-10, these investments are accounted for pursuant to the fair value method. Based upon the closing market prices of common stock for these three companies at March 31, 2017, and most recently at May 10, 2017, the Company determined that its cost basis in the shares of common stock for these companies approximates the current fair value and has concluded that its investment in marketable securities is not impaired.

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

MARCH 31, 2017

U.S. dollars in thousands, except share and per share data

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurement at March 31, 2017
	Total	Level 1	Level 2	Level 3
Investments – AVLP – a related party	$1,653	$92	$1,561	$-

Investments in other companies	$20	$20	$-	$-

	Fair Value Measurement at December 31, 2016
	Total	Level 1	Level 2	Level 3
Investments – AVLP – a related party	$1,036	$84	$952	$-

Debt Discounts

The Company accounts for debt discount according to ASC No. 470-20, Debt with Conversion and Other Options. Debt discounts are amortized through periodic charges to interest expense over the term of the related financial instrument using the effective interest method. During the three months ended March 31, 2017 and 2016, the Company recorded amortization of debt discounts of $195 and nil, respectively

Net Loss per Share

Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. The Company has included 317,460 warrants, with an exercise price of $.01, in its earnings per share calculation for the quarter ended March 31, 2017. Anti-dilutive securities consisted of the following at March 31,

	2017	2016
Stock options	2,766,000	1,106,000
Warrants	2,122,142	-
Convertible notes	963,636	-
Conversion of preferred stock	357,143	-
Total	6,208,921	1,106,000

Recently Issued Accounting Standards

The Company has considered all other recently issued accounting standards and does not believe the adoption of such standards will have a material impact on its condensed consolidated financial statements.

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

MARCH 31, 2017

U.S. dollars in thousands, except share and per share data

4. INVESTMENTS – RELATED PARTIES

Investments in AVLP at March 31, 2017, and December 31, 2016, are comprised of the following:

	March 31,	December 31,
	2017	2016
Investment in convertible promissory note of AVLP	$1,630	$997
Investment in common stock of AVLP	91	84
Total investment in AVLP – Gross	1,721	1,081
Less: original issue discount	(68)	(45)
Total investment in AVLP – Net	$1,653	$1,036

During the year ended December 31, 2016, the Company made a strategic decision to invest in AVLP, a related party controlled by Philou, an existing majority stockholder. The Company’s investments in AVLP primarily consist of convertible promissory notes and shares of common stock of AVLP.

On October 5, 2016, November 30, 2016, and February 22, 2017, the Company entered into three 12% Convertible Promissory Notes with AVLP (the "AVLP Notes") in the principal amount of $525 each. The AVLP Notes include a 5% original issue discount, resulting in net loans to AVLP of $1,500 and an original issue discount of $75. The AVLP notes accrue interest at 12% per annum and shall be due on or before two years from the origination dates of each note. At any time after six months, the Company has the right, at its option, to convert all or any portion of the principal and accrued interest into shares of common stock of AVLP at approximately $0.74536 per share. Subject to adjustment, the AVLP Notes, inclusive of the original issue discount, are convertible into 2,113,086 shares of the Company’s common stock.

During the period from March 29, 2017 to March 31, 2017, the Company funded $52 in excess of the $1,500 net loan amount required pursuant to the terms of the AVLP Notes. The Company and AVLP have agreed that these additional advances shall feature terms mirroring those of the AVLP Notes, including 12% annual interest and an original issue discount of 5%; however, in addition to these terms, the Company and AVLP are in the process of finalizing additional terms that will be incorporated into a fourth convertible promissory note agreement.

The original issue discount of $78 on the AVLP Notes, inclusive of the original issue discount attributed to the $52 loaned between March 29, 2017 to March 31, 2017, is being amortized as interest income through the maturity date using the interest rate method. During the quarter ended March 31, 2017, the Company recorded $7 of interest income for the discount accretion. As of March 31, 2017 and December 31, 2016, the Company recorded contractual interest receivables attributed to the AVLP Notes of $47 and $13, respectively.

The Company has classified the AVLP Notes as Available-for-Sale securities, subject to the guidance in ASC No. 320. The AVLP Notes qualify for application of the Fair Value Option Subsections of Subtopic 320-10 and 825-10. At March 31, 2017, the closing market price of AVLP’s common Stock was $0.30. Subsequent to quarter-end, the closing market price of AVLP’s common stock was in the range of $0.12 and $ 0.30 and due to the illiquidity and significant volatility of AVLP’s common stock, the Company has determined that its cost basis in AVLP common stock approximates the current fair value.

The Company has concluded that indicators of impairment, including those described in ASC No. 320-10-35-27, do not currently exist for the Company’s investment in debt and equity securities of AVLP.

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

MARCH 31, 2017

U.S. dollars in thousands, except share and per share data

5. STOCK-BASED COMPENSATION

Under the Company's 2016 Stock Incentive Plan (the “2016 Plan”) and the 2012 Stock Option Plan, as amended (the “2012 Plan”) (collectively, the “Plans”), options may be granted to employees, officers, consultants, service providers and directors of the Company. The Plans, as amended, provide for the issuance of a maximum of 5,372,630 shares of the Company’s common stock. Options granted under the Plans have an exercise price equal to or greater than the fair value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant. Typically, options granted generally become fully vested after four years. Any options that are forfeited or cancelled before expiration become available for future grants. The options expire between 5 and 10 years from the date of grant. Restricted stock awards granted under the Plans are subject to a vesting period determined at the date of grant. As of March 31, 2017, an aggregate of 2,812,630 of the Company's options are still available for future grant.

During the three months ended March 31, 2017, the Company granted 510,000 options from the Plans to its employees at an average exercise price of $0.60 per share. These options become fully vested after four years. The Company estimated that the grant date fair value of these options was $229, which is being recognized as stock-based compensation expense over the requisite four-year service period

The Company has valued the options at their date of grant utilizing the Black-Scholes option pricing model. This model is dependent upon several variables such as the options’ term, exercise price, current stock price, risk-free interest rate estimated over the expected term and estimated volatility of our stock over the expected term of the options. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options as calculated using the simplified method. The estimated volatility was determined based on the historical volatility of our common stock.

During the three months ended March 31, 2017, the Company estimated the fair value of stock options granted using the Black-Scholes option pricing model with the following weighted average assumptions

Weighted average fair value		$0.45
Dividend yield		0%
Expected volatility	98.4%	-	98.5%
Risk-free interest rate	1.89%	-	2.14%
Expected life (years)		5

The options outstanding as of March 31, 2017, have been classified by exercise price, as follows:

Exercise Price			Options Outstanding as of March 31, 2017	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Option Exercisable as of March 31, 2017	Weighted Average Exercise Price of Options Exercisable

$0.65	-	$0.79	2,375,000	9.63	$0.66	1,184,167	$0.66
$1.10	-	$1.32	25,000	6.59	$1.28	15,000	$1.25
$1.51	-	$1.69	366,000	5.32	$1.60	316,000	$1.59

			2,766,000	8.55	$0.79	1,515,167	$0.86

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

MARCH 31, 2017

U.S. dollars in thousands, except share and per share data

The total stock-based compensation expense related to all of the Company’s equity based awards issued pursuant to the Plans recognized for the three months ended March 31, 2017 and 2016 is comprised as follows:

	March 31, 2017	March 31, 2016
Cost of revenues	$1	$2
Engineering and product development	7	1
Selling and marketing	5	4
General and administrative	111	37

Total stock-based compensation	$124	$44

The combination of stock-based compensation of $124 from the issuances of equity based awards pursuant to the Plans and stock-based compensation attributed to restricted stock awards of $10 and warrants of $23, which were issued outside of the Plans, resulted in aggregate stock-based compensation of $157 during the three months ended March 31, 2017. During the three months ended March 31, 2016, the only stock-based compensation expense was from issuances pursuant to the Plans.

A summary of option activity under the Company's stock option plans as of March 31, 2017, and changes during the three months ended are as follows:

	Amount of Options	Weighted Average Exercise Price	Weighted Average remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at January 1, 2017	2,256,000	$0.83	9.08	-
Granted	510,000	0.60
Balance outstanding at March 31, 2017	2,766,000	0.79	9.03	433
Exercisable at March 31, 2017	1,515,167	0.86	8.55	210

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on March 31, 2017, $0.84 and the exercise price, multiplied by the number of in-the-money-options).

As of March 31, 2017, there was $593 of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company's stock option plans. That cost is expected to be recognized over a weighted average period of 2.3 years.

6. WARRANTS

During the three months and ended March 31, 2017, the Company issued a total of 690,476 warrants, at an average exercise price of $0.70 per share. These issuances included:

(i)	warrants to purchase 333,333 shares of common stock issued in connection with the $400 of 6% demand promissory notes entered into by the Company in February 2017 (See Note 8), and

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

MARCH 31, 2017

U.S. dollars in thousands, except share and per share data

(ii)

warrants to purchase 357,143 shares of common stock issued in connection with a Preferred Stock Purchase Agreement to purchase 25,000 shares of Series B Preferred Stock by Philou entered into by the Company on March 24, 2017 (See Note 11).

During the three months and year ended December 31, 2016, the Company issued a total of 1,749,126 warrants, at an average exercise price of $0.67 per share. These issuances included:

(i)	warrants to purchase 530,000 shares of common stock issued in connection with the 12% Convertible Secured Note entered into by the Company on October 21, 2016 (See Note 10),

(ii)

warrants to purchase 901,666 shares of common stock issued in connection with subscription agreements entered into by the Company on November 15, 2016 with nine accredited investors for the purchase of 901,666 units with each unit consisting of one share of common stock and one warrant to purchase one share of common stock (See Note 11) and

(iii)

warrants to purchase 317,460 shares of common stock issued on November 3, 2016, in connection with an executive employment agreement, as amended, between the Company and its Chief Executive Officer in which the Company issued a ten-year warrant at an exercise price of $0.01 per share (the “Executive Warrant”). The Executive Warrant is subject to vesting as follows; warrants to purchase 39,682 shares shall vest beginning on January 1, 2017, and on the first date of each quarter thereafter through July 1, 2018, with warrants to purchase 39,686 shares to vest on October 1, 2018.   The fair value of the Executive Warrant using the Black-Scholes option pricing model was $188, which is being amortized ratably over a period of two years. During the three months ended March 31, 2017 and 2016, the Company recognized $23 and nil, respectively, in stock-based compensation as a result of the Executive Warrant which has been recorded in general and administrative expenses.

The following table summarizes information about common stock warrants outstanding at March 31, 2017:

Outstanding						Exercisable
				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
Exercise			Number	Contractual	Exercise	Number	Exercise
Price			Outstanding	Life (Years)	Price	Exercisable	Price
	$0.01		317,460	9.59	$0.01	39,682	$0.01
	$0.70		690,476	5.19	$0.70	—	—
	$0.80		1,166,666	2.61	$0.80	—	—
	$0.90		265,000	2.56	$0.90	—	—

$0.01	-	0.90	2,439,602	4.24	$0.68	39,682	$0.01

The Company has valued the warrants at their date of grant utilizing the Black-Scholes option pricing model. This model is dependent upon several variables such as the warrants’ term, exercise price, current stock price, risk-free interest rate and estimated volatility of our stock over the contractual term of the options. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the contractual life of the warrants.

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

MARCH 31, 2017

U.S. dollars in thousands, except share and per share data

The Company utilized the Black-Scholes option pricing model and the assumptions used for each period are as follows:

	March 31, 2017
Weighted average risk free interest rate	1.86%	-	2.01%
Weighted average contractual life (in years)		5.0
Volatility	98.5%	-	104.6%
Expected dividend yield		0%
Weighted average grant-date fair value per share of warrants granted		$0.55

7. NOTES PAYABLE – RELATED PARTIES

Notes Payable – Related parties at March 31, 2017, and December 31, 2016, are comprised of the following:

	March 31,	December 31,
	2017	2016
Notes payable to MCKEA Holdings, LLC (a)	$—	$250
Notes payable to JLA Realty Associates, LLC (b)	250	—
Total notes payable	$250	$250

(a)

On December 29, 2016, the Company entered into an agreement with MCKEA Holdings, LLC (“MCKEA”). MCKEA is the majority member of Philou Ventures, LLC, which is the Company’s controlling shareholder. Kristine L. Ault, a director and the wife of Milton C. Ault III, Executive Chairman of the Company’s Board of Directors, is the manager and owner of MCKEA, for a demand promissory note (The “MCKEA Note”) in the amount of $250 bearing interest at the rate of 6% per annum on unpaid principal. The MCKEA Note may be prepaid, in whole or in part, without penalty, at the option of the Company and without the consent of MCKEA. As of December 31, 2016, no interest was accrued on the MCKEA Note. On March 24, 2017, the MCKEA Note was cancelled to purchase the Company’s Series B Preferred Stock pursuant to the terms of the Preferred Stock Purchase Agreement entered into on March 9, 2017 (See Note 11). Since there was no difference between the reacquisition price and the net carrying value of the cancelled debt, no gain or loss was recognized as a result of this transaction.

(b)

On March 20, 2017, the Company entered into an agreement with JLA Realty Associates, LLC (“JLA Realty”) for a demand promissory note (the “JLA Note”) in the amount of $250 accruing interest at the rate of 6% per annum on unpaid principal. JLA Realty owns 666,667 shares of the Company’s common stock and therefore a greater than 5% beneficial owner of the Company. The JLA Note may be prepaid, in whole or in part, without penalty, at the option of the Company and without the consent of JLA. As of March 31, 2017, no interest was accrued on the JLA Note.

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

MARCH 31, 2017

U.S. dollars in thousands, except share and per share data

8. NOTES PAYABLE

In February 2017, the Company issued to eight accredited investors $400 in demand promissory notes bearing interest at a rate of 6% per annum. Of the eight accredited investors, one investor was deemed a related party. As additional consideration, the investors received five-year warrants to purchase 333,333 shares of common stock at an exercise price of $0.70 per share (the “Feb. 2017 Warrants”). The Feb. 2017 Warrants are exercisable commencing six months after the issuance date and are subject to certain beneficial ownership limitations. The exercise price of the Feb. 2017 Warrants is subject to adjustment for customary stock splits, stock dividends, combinations and other standard anti-dilution events. The Feb. 2017 Warrants may be exercised for cash or on a cashless basis. The Company recorded debt discount in the amount of $151 based on the estimated fair value of the Feb. 2017 Warrants. The Company computed the fair value of these warrants using the Black-Scholes option pricing model. As a result of the due on demand feature of the promissory notes, the debt discount was amortized as non-cash interest expense upon issuance of the Feb. 2017 Warrants using the effective interest method. Accordingly, the debt discount was fully amortized as of March 31, 2017.

Between February 16, 2017 and February 23, 2017, the holders of the $400 in demand promissory notes agreed to cancel their demand promissory notes for the purchase of 666,667 shares of the Company’s common stock, a conversion price of $0.60 per share. The Company recorded additional interest expense of $13 as a result of the conversion of the $400 in demand promissory notes based on the difference of the carrying amount of the demand promissory notes and the fair value of the consideration transferred, which was determined from the closing price of the Company’s common stock on the date of conversion.

On March 28, 2017, the Company issued $270 in demand promissory notes to several investors. These demand promissory notes accrue interest at the rate of 6% per annum. The Company received gross proceeds of $220 on March 31, 2017. The remaining balance of $50 was received on April 3, 2017. On April 5, 2017, the Company canceled these promissory notes by issuing to the investors 360,000 shares of common stock, at $0.75 per share, and warrants to purchase 180,000 shares of common stock at $0.90 per share.

9. OTHER CURRENT LIABILITIES

Other current liabilities at March 31, 2017, and December 31, 2016, are comprised of the following:

	March 31, 2017	December 31, 2016
Accrued payroll and payroll taxes	$190	$128
Warranty liability	87	86
Other accrued expenses	171	184
Total	$448	$398

10. CONVERTIBLE NOTE – RELATED PARTY

Convertible notes – related party at March 31, 2017, and December 31, 2016, are comprised of the following:

	March 31,	December 31,
	2017	2016
12% Convertible secured note	$530	$530
Less:
Unamortized debt discounts	(441)	(484)
Unamortized financing cost	(11)	(12)
Total Convertible note – related party	$78	$34

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

MARCH 31, 2017

U.S. dollars in thousands, except share and per share data

On October 21, 2016, the Company entered into a 12% convertible secured note (the “Convertible Note”) in the principal amount of $530. The Convertible Note included an original issue discount (“OID”) of $30 resulting in net proceeds to the Company of $500. Additionally, the Convertible Note accrues interest at 12% simple interest on the principal amount, is secured by all the assets of the Company, and is due on October 20, 2019. Interest only payments are due on a quarterly basis and the principal may be converted into shares of the Company’s common stock at $0.55 per share. Subject to certain beneficial ownership limitations, the noteholder may convert the principal amount of the Convertible Note at any time into common stock. The conversion price of the Convertible Note is subject to adjustment for customary stock splits, stock dividends, combinations or other standard anti-dilution events.

The Convertible Note contains standard and customary events of default including, but not limited to, failure to make payments when due under the Convertible Note agreement and bankruptcy or insolvency of the Company. Upon 30 days’ notice, the Company has the right to prepay the Convertible Note. In addition, provided that the closing price for a share of the Company’s common stock exceeds $3.00 per share for 30 consecutive trading days, the Company has the right to compel the noteholder to convert the principal amount into shares of common stock at the contractual conversion price.

As additional consideration, the investor received a three-year warrant to purchase 265,000 shares of common stock, at an exercise price of $0.80 per share, and a three-year warrant to purchase 265,000 shares of common stock, at an exercise price of $0.90 per share (collectively the “Convertible Note Warrants”). The Convertible Note Warrants are exercisable commencing six months after the issuance date and are subject to certain beneficial ownership limitations. The exercise price of the Convertible Note Warrants is subject to adjustment for customary stock splits, stock dividends, combinations and other standard anti-dilution events. The Convertible Note Warrants may be exercised for cash or on a cashless basis. The Convertible Note Warrants have a call feature that permits the Company to force redemption at $0.001 per share in the event the closing price for a share of the Company’s common stock exceeds $3.00 for 30 consecutive trading days. The Company computed the fair value of the Convertible Note Warrants using the Black-Scholes option pricing model and, as a result of this calculation, recorded debt discount in the amount of $159 based on the estimated fair value of the Convertible Note Warrants.

The beneficial conversion feature (“BCF”) embedded in the Convertible Note is accounted for under ASC No. 470, Debt. At issuance, the estimated fair value of the BCF totaled $329. The fair value of the BCF was allocated from the net proceeds of the Convertible Note and the respective discount and is being amortized to interest expense over the term of the Convertible Note using the effective interest method. The valuation of the BCF was calculated based on the effective conversion price compared with the market price of the Company’s common stock on the date of issuance of the Convertible Note.

In aggregate, the Company recorded debt discount in the amount of $518 based on the relative fair values of the Convertible Note Warrants of $159, BCF of $329 and OID of $30. The debt discount is being amortized as non-cash interest expense over the term of the debt. In addition, the Company incurred $13 of debt issuance costs which are also being amortized as non-cash interest expense over the term of the debt. During the three months ended March 31, 2017, non-cash interest expense of $44 was recorded from the amortization of debt discounts and debt financing cost.

As of March 31, 2017 and December 31, 2016, accrued interest on the Convertible Note was $16 and $12, respectively.

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

MARCH 31, 2017

U.S. dollars in thousands, except share and per share data

11. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 2,000,000 shares of Preferred Stock with no par value. The Board of Directors has designated 500,000 shares of its Preferred Stock as Series A cumulative Redeemable Convertible Preferred shares (the “Series A Preferred Stock”) and 500,000 shares as Series B Convertible Preferred Stock (the “Series B Preferred Stock”). The rights, preferences, privileges and restrictions on the remaining authorized 1,000,000 shares of Preferred Stock have not been determined. The Company’s Board of Directors is authorized to create a new series of preferred shares and determine the number of shares, as well as the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred shares. As of March 31, 2017 and December 31, 2016, there were 25,000 and nil shares, respectively, of Series B Preferred Stock issued and outstanding and no other shares of Preferred Stock were issued or outstanding.

On March 9, 2017, the Company entered into a Preferred Stock Purchase Agreement with Philou, a related party. Pursuant to the terms of the Preferred Stock Purchase Agreement, Philou may invest up to $5,000 in the Company through the purchase of Series B Preferred Stock over the term of 36 months.

Each share of Series B Preferred Stock has a stated value of $10.00 per share. Each share of Series B Preferred Stock may be convertible at the holder’s option into shares of common stock of the Company at a conversion rate of $0.70 per share, upon the earlier to occur of: (i) 60 months from the closing date, or (ii) upon the filing by the Company of one or more periodic reports that, singly or collectively, evidence(s) that the Company’s gross revenues have reached no less than $10,000 in the aggregate, on a consolidated reporting basis, over four consecutive quarters in accordance with U.S. GAAP. The conversion price will be subject to standard anti-dilution provisions in connection with any stock split, stock dividend, subdivision or similar reclassification of the common stock.

Each share of Series B Preferred Stock shall have the right to receive dividends equal to one ten millionth (0.0000001) of earnings before interest, taxes, depreciation, amortization and stock-based compensation (“EBITDAS”) calculated for a particular calendar year. Assuming the purchase of the entire $5,000 of shares of Preferred Stock, the holders thereof will be entitled to receive dividends equal to five percent (5%) in the aggregate of EBITDAS. Payment of dividends shall be calculated for a calendar year, payable on a quarterly basis, with payments to occur no later than 90 days in arrears from each reporting period subject to a year-end reconciliation. EBITDAS shall mean earnings before interest, taxes, depreciation, amortization, and stock-based compensation.

At such time as (i) all shares of common stock issuable upon conversion of all outstanding shares of Series B Preferred Stock (the “Conversion Shares”) shall have been registered for resale pursuant to an effective Registration Statement covering such Conversion Shares, (ii) but no earlier than the twenty-fifth (25th) anniversary of the effective date, the shares of Series B Preferred Stock shall be subject to redemption in cash at the option of the Company in an amount per share equal to 120% of the greater of (a) the stated value plus all accrued and unpaid dividends, if any and (b) the fair market value of such shares of Series B Preferred Stock.

In addition, for each share of Series B Preferred Stock purchased, Philou will receive warrants to purchase shares of common stock in a number equal to the stated value of each share of Series B Preferred Stock purchased divided by $0.70, at an exercise price equal to $0.70 per share of common stock. The warrants do not require a net cash-settlement or provide the holder with a choice of net-cash settlement. The warrants also do not contain a variable settlement provision. Accordingly, any warrants issued to Philou pursuant to the terms of the Preferred Stock Purchase Agreement shall be classified as equity instruments.

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

MARCH 31, 2017

U.S. dollars in thousands, except share and per share data

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

On March 24, 2017, Philou purchased 25,000 shares of Series B Preferred Stock pursuant to the Preferred Stock Purchase Agreement in consideration of the cancellation of the Company debt due to an affiliate of Philou in the amount of $250. In addition, Philou received warrants to purchase 357,143 shares of common stock at an exercise price of $0.70 per share of common stock, which have been classified as equity instruments. The Company determined that the estimated relative fair value of these warrants, which are classified as equity, was $120 using the Black-Scholes option pricing model. Since the warrants were classified as equity securities, the Company allocated the $250 purchase price based on the relative fair values of the Series B Preferred Stock and the warrants following the guidance in ASC No. 470, Debt.

The Series B Convertible Preferred Stock is convertible at any time, in whole or in part, at the option of Philou, into shares of common stock at a fixed conversion price, which is subject to adjustment for stock splits, stock dividends, combinations or similar events, of $0.70 per share. As the effective conversion price of the Series B Convertible Preferred Stock on a converted basis was below the market price of the Company’s common stock on the date of issuance, it was determined that these discounts represent contingent beneficial conversion features, which were valued at $130 based on the difference between the effective conversion price and the market price of the Company’s common stock on the date of issuance.

The Company, however, is prohibited from issuing shares of common stock pursuant to the Series B Convertible Preferred Stock unless stockholder approval of such issuance of securities is obtained as required by applicable NYSE MKT listing rules. The Company has not yet received stockholder approval of such share issuances. This provision resulted in a contingent beneficial conversion feature that shall be recognized once the contingency is resolved. These features are analogous to preference dividends and shall be recorded as a non-cash return to preferred shareholders through accumulated deficit upon resolution of the contingency.

Common Stock

Common stock confers upon the holders the rights to receive notice to participate and vote in the general meeting of shareholders of the Company, to receive dividends, if and when declared, and to participate in a distribution of surplus of assets upon liquidation of the Company.

On November 15, 2016, the Company entered into subscription agreements (the “2016 Subscription Agreements”) with nine accredited investors. Pursuant to the terms of the 2016 Subscription Agreements, the Company sold 901,666 units at $0.60 for an aggregate purchase price of approximately $541. Each unit consists of one share of common stock and one warrant to purchase one share of common stock (the “Nov. 2016 Warrants”) at an exercise price of $0.80.

The 2016 Subscription Agreement provides that, until November 15, 2017, investors who purchased at least $100,000 have the right to participate in the purchase of up to 50% of the securities offered by the Company in any future financing transactions, with limited exceptions.

The Nov. 2016 Warrants entitle the holders to purchase, in the aggregate, up to 901,666 shares of Common Stock at an exercise price of $0.80 per share for a period of three years. The Nov. 2016 Warrants are exercisable upon the six-month anniversary of the issuance date. The exercise price of the Nov. 2016 Warrants is subject to adjustment for stock splits, stock dividends, combinations and other standard anti-dilution events. The Nov. 2016 Warrants may be exercised for cash or, upon the failure to maintain an effective registration statement, on a cashless basis.

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

MARCH 31, 2017

U.S. dollars in thousands, except share and per share data

Between February 16, 2017 and February 23, 2017, the Company issued 666,667 shares of its common stock, a conversion price of $0.60 per share, for the cancellation of $400 in demand promissory notes.

On March 8, 2017, the Company issued an aggregate of 12,549 shares of its common stock as payment for services to a consultant. The shares were valued at $10, an average of $0.80 per share.

On March 15, 2017, Company entered into a subscription agreement with a related party for the sale of 500,000 shares of common stock at $0.60 per share for the aggregate purchase price of $300.

12. RELATED PARTY TRANSACTION

a.

In anticipation of the acquisition of MTIX Ltd., an advanced materials and processing technology company located in Huddersfield, West Yorkshire, UK (“MTIX”) by AVLP and the expectation of future business generated by the Company from a strategic investment into AVLP, the Company entered into the AVLP Notes, three 12% Convertible Promissory Notes agreements in the principal amount of $525 each. After six months, the Company has a right, at its option, to convert all or any portion of the principal and accrued interest into shares of common stock of AVLP at approximately $0.74536 per share. Subject to adjustment, the AVLP Notes, inclusive of the original issue discount, are convertible into 2,113,086 shares of the Company’s common stock.

During the period from March 29, 2017 to March 31, 2017, the Company funded $52 in excess of the $1,500 net loan amount required pursuant to the terms of the AVLP Notes. The Company and AVLP have agreed that these additional advances shall feature terms mirroring those of the AVLP Notes, including 12% annual interest and an original issue discount of 5%; however, in addition to these terms, the Company and AVLP are in the process of finalizing additional terms that will be incorporated into a fourth convertible promissory note agreement (See Note 4).

During the three months ended March 31, 2017, the Company invested $603 pursuant to the AVLP Notes and acquired 17,080 shares of AVLP common stock in the open market for $7.

During the three months ended December 31, 2016, the Company invested $950 pursuant to the AVLP Notes and acquired 250,900 shares of AVLP common stock in the open market for $85.

Philou is AVLP’s controlling shareholder. Mr. Ault is Chairman of AVLP’s Board of Directors and the Executive Chairman of the Company’s Board of Directors. Mr. William B. Horne is the Chief Financial Officer of AVLP and also the audit committee chairman of the Company.

On October 24, 2016, AVLP entered into a letter of intent to acquire MTIX and made an initial payment of $50 towards the purchase. On March 3, 2017, AVLP entered into a Share Exchange Agreement with MTIX and the three current shareholders of MTIX.  Upon the terms and subject to the conditions set forth in the Share Exchange Agreement, AVLP will acquire MTIX from the MTIX shareholders through the transfer of all issued and outstanding ordinary shares of MTIX (the “MTIX Shares”) by the MTIX shareholders to AVLP in exchange for the issuance by AVLP of: (a) 7% secured convertible promissory notes in the aggregate principal face amount of $9,500 to the MTIX shareholders in pro rata amounts commensurate with their current respective ownership percentages of MTIX’s ordinary shares, (b) (i) $500 in cash, $50 of which was paid on October 26, 2016, and (ii) 100,000 shares of AVLP’s newly designated shares of Class B Convertible Preferred Stock to the principal shareholder of MTIX.

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

MARCH 31, 2017

U.S. dollars in thousands, except share and per share data

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

b.

On September 22, 2016, the Company entered into consulting agreement with Mr. Ault to assist the Company in developing a business strategy, identifying new business opportunities, developing a capital raising program and implementing of a capital deployment program. For his services, Mr. Ault was paid $45 during the first quarter of 2017.

c.

On October 21, 2016, the Company entered into a 12% convertible secured note in the principal amount of $530 and warrants with the Barry Blank Living Trust, an existing stockholder of the Company, for $500 due on October 20, 2019. The principal amount of the 12% convertible secured note may be convertible into shares of the Company’s common stock at $0.55 per share. Subject to certain beneficial ownership limitations, the Barry Blank Living Trust may convert the principal amount of the convertible note at any time into common stock. During the first quarter of 2017 the Company recorded interest expenses of $16 on the convertible note obligation.

d.

On December 29, 2016, the Company received a $250 short term loan from MCKEA. Kristine Ault, a director of the Company and the wife of Mr. Ault, is the managing member of MCKEA which, in turn, is the Manager of Philou, the majority stockholder of the Company. On March 24, 2017, the $250 loan was cancelled in consideration for the issuance of 25,000 shares of Series B preferred stock of the Company to Philou.

e.

In February 2017, the Company issued to eight accredited investors $400 in demand promissory notes bearing interest at a rate of 6% per annum. Of the eight accredited investors, one investor was deemed a related party.

f.

On March 9, 2017, the Company entered into a Preferred Stock Purchase Agreement with Philou. Pursuant to the terms of the Preferred Stock Purchase Agreement, Philou may invest up to $5,000,000 in the Company through the purchase of Series B Preferred Stock over 36 months. On March 24, 2017, Philou purchased 25,000 shares of Series B Preferred Stock pursuant to the terms of the Preferred Stock Purchase Agreement.

g.	On March 15, 2017, Company entered into a subscription agreement with a related party for the sale of 500,000 shares of common stock at $0.60 per share for the aggregate purchase price of $300.

h.

On March 20, 2017, the Company received a $250 short term loan from JLA Realty, an entity which owns 666,667 shares of the Company’s common stock, constituting approximately 7.5% of the Company’s outstanding shares of common stock.

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

MARCH 31, 2017

U.S. dollars in thousands, except share and per share data

13. SEGMENT, CUSTOMERS AND GEOGRAPHICAL INFORMATION

The Company has two reportable geographic segments; see Note 1 for a brief description of the Company’s business.

The following data presents the revenues, expenditures and other operating data of the Company’s geographic operating segments and presented in accordance with ASC No. 280.

	Three Months Ended March 31, 2017
	DPC	DPL	Eliminations	Total

Revenues	$1,013	$615	$-	$1,628
Inter-segment revenues	25	-	(25)

Total revenues	$1,038	$615	$(25)	$1,628

Depreciation and amortization expenses	$16	$17	$-	$33

Operating income (loss)	$(744)	$(43)	$-	$(787)

Other income, net				(207)

Income taxes				-

Net loss				$(994)

Capital expenditures for segment assets for the three months ended March 31, 2017	$-	$2	$-	$2

Identifiable assets as of March 31, 2017	$3,528	$2,177	$-	$5,705

	Three Months Ended March 31, 2016
	DPC	DPL	Eliminations	Total

Revenues	$948	$765	$-	$1,713
Inter-segment revenues	6		(6)

Total revenues	$954	$765	$(6)	$1,713

Depreciation and amortization expenses	$19	$21	$-	$40

Operating income (loss)	$(214)	$14	$-	$(200)

Other income, net				7

Net loss				$(193)

Capital expenditures for segment assets for the three months ended March 31, 2016	$23	$49	$-	$72
Identifiable assets as of March 31, 2016	$2,182	$2,745	$-	$4,927

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

MARCH 31, 2017

U.S. dollars in thousands, except share and per share data

The following table provides the percentage of total revenues attributable to a single customer from which 10% or more of total revenues are derived:

For the three months ended March 31, 2017
	Total Revenues by Major Customers (in thousands)	Percentage of Total Company Revenues
Customer A	$309	19%
Customer C	$224	14%

For the three months ended March 31, 2016
	Total Revenues by Major Customers (in thousands)	Percentage of Total Company Revenues
Customer A	$325	19%
Customer B	$305	18%

Revenue from Customer A was attributable to DPC and revenue from Customer B and C attributable to DPL.

For the three months ended March 31, 2017 and 2016, total revenues from external customers divided on the basis of the Company’s product lines are as follows:

	2017	2016
Revenues:
Commercial products	$1,078	$1,047
Defense products	550	666

Total revenues	$1,628	$1,713

Financial data relating to geographic areas:

The Company’s total revenues are attributed to geographic areas based on the location.

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

MARCH 31, 2017

U.S. dollars in thousands, except share and per share data

The following table presents total revenues for the three months ended March 31, 2017 and 2016. Other than as shown, no foreign country contributed materially to revenues or long-lived assets for these periods:

	2017	2016

North America	$1,002	$939
Europe	514	755
Other	9	8
South Korea	103	11

Total revenues	$1,628	$1,713

14. SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2017 and has determined that it does not have any material subsequent events to disclose in these financial statements except for the following.

On March 28, 2017, the Company issued $270 in demand promissory notes to several investors. The Company received gross proceeds of $220 on March 31, 2017. The remaining balance of $50 was received on April 3, 2017. On April 5, 2017, the Company canceled these promissory notes by issuing to the holders 360,000 shares of common stock at $0.75 per share and warrants to purchase 180,000 shares of common stock at $0.90 per share.

On April 28, 2017, the Company entered into a Share Exchange Agreement (the “Agreement”) with Microphase Corporation, a Delaware corporation (“MPC”); Microphase Holding Company LLC, a limited liability company organized under the laws of Connecticut (“MHC”), Ergul Family Limited Partnership, a partnership organized under the laws of Connecticut (“EFLP”) RCKJ Trust, a trust organized under the laws of New Jersey (“RCKJ” and with MHC and EFLP, the “Significant Stockholders”) and those additional persons who have executed the Agreement under the heading “Minority Stockholders” (collectively, the “Minority Stockholders” and with the Significant Stockholders, the “Stockholders”).  Upon the terms and subject to the conditions set forth in the Agreement, the Company will acquire 1,603,434 shares (the “Subject Shares”) of the issued and outstanding common stock of MPC (the “MPC Common Stock”), including such shares presently underlying the issued and outstanding preferred stock of MPC (the “MPC Preferred Stock” and with the MPC Common Stock, the “MPC Shares”) from the Stockholders in exchange (the “Exchange”) for the issuance by the Company of: (i) the Stockholders’ pro rata portion of an aggregate of 2,600,000 shares of common stock, no par value (the “DPW Common Stock”), of the Company, comprised of 1,842,448 shares of DPW Common Stock and 378,776 shares of DPW Series D Preferred Stock (collectively, the “Exchange Shares”), which shares of DPW Series D Preferred Stock are, subject to shareholder approval, convertible into an aggregate of 757,552 shares of DPW Common Stock as further described below and (ii) the Stockholders’ pro rata portion of warrants (the “Exchange Warrants”) to purchase an aggregate of 1,000,000 shares of DPW Common Stock (the “Warrant Shares”). The Exchange Shares and the Exchange Warrants are at times collectively referred to herein as the “Exchange Securities.” Upon the closing of the Agreement (the “Closing”), the Subject Shares shall at that time constitute approximately 58% of the issued and outstanding MPC Shares, or 50.2% on a fully diluted basis.

The Closing is subject to a number of closing conditions, including, among other things: (i) absence of litigation that seeks to prohibit the Exchange and certain other matters; (ii) the accuracy of the representations and warranties, subject to customary materiality qualifiers; (iii) the performance by the parties of certain covenants and agreements in all material respects; and (iv) the absence of a Material Adverse Effect (as defined in the Agreement). The Agreement does not contain a financing condition. Due to the scope of the closing conditions, at this time, no assurances can be made that the Company will be successful in consummating the Closing.

DIGITAL POWER CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

MARCH 31, 2017

U.S. dollars in thousands, except share and per share data

At the Closing, subject to the terms and conditions of the Agreement, the Stockholders shall deliver a promissory note on behalf of MPC in the principal face amount of $220 to the Company (the “MPC Note”). The Company shall deliver a promissory note to be issued by MPC (the “Creditor Note”) in the principal face amount of $450 to an unsecured creditor of MPC (the “Creditor”).

On April 27, 2017, the Company received notice from the Exchange notifying the Company that due to its most recent loss for the year ended December 31, 2016, the Company must meet the $6,000 or more in shareholders’ equity listing standard set forth under Section 1003(a)(iii) of the Exchange Company Guide because the Company has reported losses from continuing operations and/or net losses in five of its most recent fiscal years ended December 31, 2016.

The April 27, 2017 notice further states that the Company remains subject to the conditions set forth in the Exchange’s December 18, 2015 letter and if the Company is not in compliance with all of the Exchange’s continued listing standards by June 19, 2017 or does not make progress under its plan to regain compliance during the plan period, the Exchange’s staff will initiate delisting procedures as appropriate.

On May 5, 2017, Philou purchased 50,000 shares of Series B Preferred Stock pursuant to the Preferred Stock Purchase Agreement dated March 9, 2017, by and between Philou and the Company in consideration for $500. The 50,000 shares of Series B Convertible Preferred Stock are convertible into 714,286 shares of common stock in the aggregate based on a $.70 per share conversion price. In addition, pursuant to the Preferred Stock Purchase Agreement and in conjunction with the purchase of the Series B Preferred Stock, Philou was granted Warrants to purchase 714,286 shares of common stock at $0.70 per share.

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

We were originally a solution-driven organization that designs, develops, manufactures and sells high-grade customized and flexible power system solutions for the in the medical, military, telecom and industrial markets. Although we intend to seek growth through acquisitions, we will continue to focus on high-grade and custom product designs for the commercial, medical and military/defense markets, where customers demand high density, high efficiency and ruggedized products to meet the harshest and/or military mission critical operating conditions.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO THREE MONTHS ENDED MARCH 31, 2016

Revenues

Our revenues decreased by $85 or 5.0% to $1,628 for the three months ended March 31, 2017, from $1,713 for the three months ended March 31, 2016. The decrease was primarily the result of a decrease in shipments in revenue from commercial and military products manufactured by the Company’s European operation in Gresham, U.K. (DPL).

Revenues from our U.S. operations increased by 2.6% to $1,013 for the three months ended March 31, 2017, from $948 for the three months ended March 31, 2016.

Revenues from our European operations of DPL decreased by19.6% to $615 for the three months ended March 31, 2017, from $765 for the three months ended March 31, 2016. The decrease was primarily attributable to a decrease of military and commercial products sales and the impact of a weakening of the British Pound and Euro against the USD.

Gross Margins

Gross margins increased to 43.5% for the three months ended March 31, 2017 compared to 36.5% for the three months ended March 31, 2016. The increase in gross margins was mainly attributable to the increase in sales of our commercial products sold in our U.S. Operations, which have greater gross margins, combined with the decrease in sales from our European operations.

Engineering and Product Development

Engineering and product development expenses increased by $33 to $227 for the three months ended March 31, 2017 from $194 for the three months ended March 31, 2016. The increase was primarily related to an increase in direct manpower cost from the addition of a new Head of Engineering and Technology, a highly-compensated position that was created during the fourth quarter of 2016.

Selling and Marketing

Selling and marketing expenses were $295 for the three months ended March 31, 2017 compared to $255 for the three months ended March 31, 2016. During the quarter ended March 31, 2016, the services of our current Chief Executive Officer were reported within selling and marketing expenses due to the significant amount of time in which he devoted to the sales process. However, during the quarter ended March 31, 2017, we augmented our sales and marketing team with the addition of a Vice President of Business Development and two regional sales managers. The increase in the headcount of our sales and marketing team allowed our CEO to spend the majority of his time on general corporate matters related to our restructuring and expansion. As such, during the quarter ended March 31, 2017, the salary of our Chief Executive officer, which is $300 per year, was reported within general and administrative expenses. The increase in selling and marketing expenses is attributed to the increase in salaries for the three new sales and marketing positions and partially offset by the allocation of our Chief Executive Officer’s salary to general and administrative expense.

General and Administrative

General and administrative expenses were $973 for the three months ended March 31, 2017 compared to $371 for the three months ended March 31, 2016. The increase in our general and administrative expenses for the comparative period was mainly due to higher stock based compensation expenses of $98, an increase in legal and audit costs of $123, an increase in investor relationship costs and hiring of additional consultants to build an infrastructure in anticipation of our future growth of $214 and the allocation of our Chief Executive Officer’s salary to general and administrative expense. The remaining increase in general and administrative expenses is due to various costs, none of which are significant individually.

Interest (expense) income, net

Interest expense, net was $207 for the three months ended March 31, 2017 compared to income of $7 for the three months ended March 31, 2016. The increase in interest expense for the first quarter of 2017 is primarily related to debt discount, in the aggregate amount of $194, resulting from the issuance of (i) three-year warrants to purchase 265,000 shares of common stock, at an exercise price of $0.80 per share, and three-year warrants to purchase 265,000 shares of common stock, at an exercise price of $0.90 per share issued in conjunction with the sale of a 12% convertible secured note in the principal amount of $530 and (ii) five-year warrants to purchase 333,333 shares of the Company’s common stock at an exercise price of $0.70 per share issued in conjunction with the sale of $400 in demand promissory. In aggregate, as a result of these warrant issuances, during the three months ended March 31, 2017, non-cash interest expense of $194 was recorded from the amortization of debt discount and debt financing costs. The remaining increase in interest expense, net, was due to an increase in the amount of the Company’s total borrowings. At March 31 2017, the outstanding balance of the Company’s convertible notes payable and notes payable was $1,000. Conversely, at March 31, 2016, the Company did not have any outstanding convertible notes payable or notes payable. Interest expense was partially offset by interest income and the accretion of original issue discount on the AVLP 12% Secured Convertible Note.

Operating Loss

         The Company recorded an operating loss of $787 for the three months ended March 31, 2017 compared to an operating loss of $200 for the three months ended March 31, 2016. The increase in operating loss is mostly attributable from the increase of general and administrative expenses.

Net Loss

          The Company recorded a net loss of $994 for the three months ended March 31, 2017 compared to a net loss of $193 for the three months ended March 31, 2016 as a result of the aforementioned changes.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2017, we had cash and cash equivalents of $1,138. This compares with cash and cash equivalents of $996 at December 31, 2016. The increase in cash and cash equivalents was primarily due to financing activities.

Net cash used in operating activities totaled $272 for the three months ended March 31, 2017, compared to net cash provided by operating activities of $8 for the three months ended March 31, 2016. During the quarter ended March 31, 2017, the decrease in net cash provided by operating activities compared to the quarter ended March 31, 2016 was mainly due to the 2017 first quarter loss of $994 and the reduction of accounts payable of $338. The net loss and use of cash attributed to the decrease in accounts payable was partially offset by non-cash charges, the amortization of debt discount of $195 and stock-based compensation of $157, and decreases in our accounts receivable of $413 and inventories of $193.

Net cash used in investing activities was $692 for the three months ended March 31, 2017 compared to $72 for the three months ended March 31, 2016. The increase of the net usage of cash from investing activities was primarily related to the investment in AVLP.

Net cash provided by financing activities was $1,097 and nil for the three months ended March 31, 2017 and 2016, respectively. The financing activities related to the sale of 500,000 shares of common stock for net proceeds of $227 and gross proceeds from notes payable and notes payable – related party of $870.

Historically, the Company has financed its operations principally through issuances of convertible debt, promissory notes and equity securities. During 2017, as reflected below, the Company continues to successfully obtain additional equity and debt financing and in restructuring existing debt. The following financings transactions were consummated during 2017:

●

In February 2017, the Company issued demand promissory notes and warrants to purchase 333,333 shares of common stock at $ 0.70 per share for aggregate proceeds of $400. Further in February 2017, the holders of $400 in demand promissory notes agreed to extinguish their $400 of debt by cancelling their notes to purchase 666,667 shares of common stock of the Company at $0.60 per share.

●

On March 9, 2017, the Company entered into a Preferred Stock Purchase Agreement with Philou, a related party, pursuant to which Philou agreed to invest up to $5,000 in the Company through the purchase of Series B Preferred Stock over a term of 36 months. On March 24, 2017, Philou purchased 25,000 shares of Series B Preferred Stock pursuant to the Preferred Stock Purchase Agreement in consideration of cancellation of Company debt of $250 due to MCKEA, an affiliate of Philou. On May 5, 2017, Philou purchased an additional 50,000 shares of Series B Preferred Stock pursuant to the Preferred Stock Purchase Agreement for $500.

●	On March 15, 2017, Company entered into a subscription agreement with one investor for the sale of 500,000 shares of common stock at $0.60 per share for the aggregate purchase price of $300.

●	On March 20, 2017, the Company issued $250 in demand promissory note to one of the Company's shareholders.

●

On March 28, 2017, the Company issued $270 in demand promissory notes to several investors. The Company received gross proceeds of $220 on March 31, 2017 and the remaining balance of $50 was received on April 3, 2017, subsequent to the quarter ended March 31, 2017. On April 5, 2017, the Company canceled these promissory notes by issuing to the holders 360,000 shares of common stock at $0.75 per share and warrants to purchase 180,000 shares of common stock at $0.90 per share.

We expect to continue to incur losses for the foreseeable future and will be required to raise additional capital to continue to support our working capital requirements. We believe that the MLSE purchase order contract of $50 million will contribute to generate meaningful revenue and corresponding cash in 2017. In addition, we have been successful over the last 12 months in raising capital to support our working capital requirements. We anticipate that we will continue to raise capital through public and private equity offerings, debt financings, or other means. If we are unable to secure additional capital, we may be required to curtail our current operations and take additional measures to reduce costs expenses, including reducing our workforce, eliminating outside consultants, ceasing or reducing our due diligence of potential future acquisitions, including the associated legal fees, in order to conserve cash in order to sustain operations and meet our obligations.

Based on the above, we believe that we will have sufficient capital resources to sustain operations through at least the next twelve months from the date of this filing.

  CRITICAL ACCOUNTING POLICIES

In our Annual Report on Form 10-K for the year ended December 31, 2016, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements.  The basis for developing the estimates and assumptions within our critical accounting policies is based on historical information and known current trends and factors.  The estimates and assumptions are evaluated on an ongoing basis and actual results have been within our expectations.  We have not changed these policies from those previously disclosed in our Annual Report.

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

PART II — OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

None

ITEM 1A.        RISK FACTORS

The risks described in Part I, Item 1A, "Risk Factors," in our 2016 Form 10-K, could materially and adversely affect our business, financial condition and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face - our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The Risk Factors section of our 2016 Annual Report on Form 10-K remains current in all material respects.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.            MINE SAFETY DISCLOSURES

None

ITEM 5.           OTHER INFORMATION

None

ITEM 6.           EXHIBITS

Exhibit Number	Description
2.1

Share Exchange Agreement by and among Digital Power Corporation, Microphase Corporation, Microphase Holding Company, RCKJ Trust, Ergul Family Limited Partnership, To Hong Yam and Eagle Advisers, LLC, dated as of April 28, 2017. (Incorporated by reference to Exhibit 2.1 of the Company’s current report filed on Form 8-K with the Securities and Exchange Commission on May 3, 2017)

3.1

Amended and Restated Articles  of  Incorporation  of  Digital  Power Corporation (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 16, 1996)

3.2

Certificate of Amendment to Articles  of  Incorporation  of  Digital  Power Corporation (Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 16, 1996)

3.3

Certificate of Amendment to Articles  of  Incorporation  of  Digital  Power Corporation (Incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2013)

3.4

Bylaws of Digital Power Corporation (Incorporated by reference to Exhibit 3(ii) of the Company’s Form 10-QSB for the quarter ended March 31, 2004 filed with the Securities and Exchange Commission on May 17, 2004)

10.1

Preferred Stock Purchase Agreement date March 9, 2017 between Digital Power Corporation, and Philou Ventures, LLC. (Incorporated by reference to Exhibit 10.1 of the Company’s current report filed on Form 8-K with the Securities and Exchange Commission on March 9, 2017)

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

***  In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 16, 2017

Digital Power Corporation

By:	/s/ Amos Kohn
Amos Kohn
President and Chief Executive Officer

By:	/s/ Uri Friedlander
Uri Friedlander
Vice President of Finance and
Principal Accounting Officer