Form 10-Q
period 2017-06-30
DIGITAL POWER CORP
filed 2017-08-21
CIK 896493

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

At August 17, 2017 the registrant had outstanding 13,469,509 shares of common stock.

DIGITAL POWER CORPORATION

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2017 (Unaudited) and December 31, 2016	1-2

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2017 and 2016 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 (Unaudited)	4-5

	Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	6 - 35

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	42

Item 4.	Controls and Procedures	42

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Reserved	43
Item 5.	Other Information	43
Item 6.	Exhibits	44

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Words such as "anticipates," "expects," "intends," "goals," "plans," "believes," "seeks," "estimates," "continues," "may," "will," “would,” "should," “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on management's expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout this report and our Annual Report on Form 10-K for the year ended December 31, 2016, particularly the "Risk Factors" sections of such reports. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission that disclose risks and uncertainties that may affect our business. The forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of August 21, 2017. In addition, the forward-looking statements in this Form 10-Q are made as of the date of this filing, and we do not undertake, and expressly disclaims any duty, to update such statements, whether as a result of new information, new developments or otherwise, except to the extent that disclosure may be required by law.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

DIGITAL POWER CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$443	$996
Accounts receivable, net	1,253	1,439
Inventories, net	1,609	1,122
Prepaid expenses and other current assets	659	285
TOTAL CURRENT ASSETS	3,964	3,842

Restricted cash	100	—
Intangible assets	93	—
Goodwill	6,002	—
Property and equipment, net	623	570
Investments - related parties, net of original issue discount of $103
and $45, respectively	2,582	1,036
Other investments	398	—
Deposits and loans	219	24
TOTAL ASSETS	$13,981	$5,472

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$2,835	$1,231
Accounts payable and accrued expenses, related party	100	—
Revolving credit facility	612	—
Notes payable	1,247	250
Notes payable, related parties	278	—
Convertible notes payable	250	—
Other current liabilities	427	398
TOTAL CURRENT LIABILITIES	5,749	1,879

LONG TERM LIABILITIES
Notes payable	569	—
Notes payable, related parties	128	—
Convertible notes payable, related party, net of discount of $408
and $496, respectively, at June 30, 2017 and December 31, 2016	122	34

TOTAL LIABILITIES	$6,568	$1,913

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL POWER CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
U.S. dollars in thousands

	June 30,	December 31,
	2017	2016
	(Unaudited)

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY

Series A Redeemable Convertible Preferred Stock, no par value –	—	—
500,000 shares authorized; nil shares issued and outstanding at
June 30, 2017 and December 31, 2016
Series B Redeemable Convertible Preferred Stock, $10 stated value per	—	—
share, no par value – 500,000 shares authorized; 100,000 and nil shares issued and outstanding at June 30, 2017 and December 31,
2016, respectively (liquidation preference of $1,000 and nil at
June 30, 2017 and December 31, 2016, respectively)
Series C Redeemable Convertible Preferred Stock, $2.40 stated value	—	—
per share, no par value – 460,000 shares authorized; 455,002 and nil shares issued and outstanding at June 30, 2017 and December 31,
2016, respectively (liquidation preference of $1,092 and nil at
June 30, 2017 and December 31, 2016, respectively)
Series D Redeemable Convertible Preferred Stock, $0.01 stated value	—	—
per share, no par value – 378,776 shares authorized; 378,776 and nil shares issued and outstanding at June 30, 2017 and December 31,
2016, respectively (liquidation preference of $0.01 per share)
Series E Redeemable Convertible Preferred Stock, $45 stated value per	—	—
share, no par value – 10,000 shares authorized; 10,000 and nil shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively (liquidation preference of $0.01 per share)
Preferred Stock, no par value – 151,224 shares authorized; nil shares	—	—
issued and outstanding at June 30, 2017 and December 31, 2016
Common Stock, no par value – 30,000,000 shares authorized; 12,304,546
and 7,677,637 shares issued and outstanding at June 30, 2017 and	—	—
December 31, 2016, respectively
Additional paid-in capital	22,519	16,537
Accumulated deficit	(15,218)	(12,158)
Accumulated other comprehensive loss	(721)	(820)
TOTAL DIGITAL POWER STOCKHOLDERS' EQUITY	6,580	3,559

Non-controlling interest	833	—

TOTAL EQUITY	7,413	3,559

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,981	$5,472

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL POWER CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHNSIVE LOSS (Unaudited)
U.S. dollars in thousands, except per share data

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Revenue	$1,822	$2,064	$3,450	$3,777
Cost of revenue	1,092	1,310	2,012	2,403
Gross profit	730	754	1,438	1,374

Operating expenses
Engineering and product development	265	170	492	364
Selling and marketing	327	233	622	488
General and administrative	1,582	340	2,555	711
Total operating expenses	2,174	743	3,669	1,563

Loss from operations	(1,444)	11	(2,231)	(189)

Interest (expense) income, net	(407)	55	(614)	62

Net loss	$(1,851)	$66	$(2,845)	$(127)

Less: Net loss attributable to non-controlling interest	112	—	112	—

Net loss attributable to Digital Power Corp	(1,739)	66	(2,733)	(127)

Preferred deemed dividends	(319)	—	(319)	—
Preferred dividends	(8)	—	(8)	—

Loss available to common shareholders	$(2,066)	$66	$(3,060)	$(127)

Basic and diluted net loss per common share	$(0.20)	$0.01	$(0.32)	$(0.02)

Basic and diluted weighted average common shares outstanding	10,467,658	6,775,971	9,430,945	6,775,971

Comprehensive Loss
Loss available to common shareholders	$(2,066)	$66	$(3,060)	$(127)
Other comprehensive income (loss)
Change in net foreign currency translation adjustments	78	(152)	99	(210)
Other comprehensive income (loss)	78	(152)	99	(210)
Total Comprehensive loss	$(1,988)	$(86)	$(2,961)	$(337)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL POWER CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
U.S. dollars in thousands

	For the Six Months Ended June 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(2,845)	$(127)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	78	84
Amortization	2	—
Interest expense – debt discount	587	—
Accretion of original issue discount on notes receivable – related party	(19)	—
Interest expense on extinguishment of demand notes to common stock	13	—
Stock-based compensation	752	87
Changes in operating assets and liabilities:
Accounts receivable	651	4
Inventories	216	256
Prepaid expenses and other current assets	(228)	53
Other assets	(82)	—
Accounts payable and accrued expenses	(91)	(25)
Accounts payable, related parties	100	—
Other current liabilities	(307)	(198)

Net cash (used in) provided by operating activities	(1,173)	134

Cash flows from investing activities:
Purchase of property and equipment	(21)	(74)
Investments – related party	(1,527)	—
Investments – others	(95)	—
Loan to third party	(489)	—

Net cash used in investing activities	(2,132)	(74)

Cash flows from financing activities:
Gross proceeds from sales of common stock and warrants	300	—
Proceeds from issuance of preferred stock	1,540	—
Financing cost in connection with sales of equity securities	(275)	—
Proceeds from convertible notes payable	354	—
Proceeds from notes payable – related party	350	—
Proceeds from notes payable	710	—
Payments on revolving credit facility, net	(268)	—

Net cash provided by financing activities	2,711	—

Effect of exchange rate on cash and cash equivalents	41	(89)

Net decrease in cash and cash equivalents	(553)	(29)

Cash and cash equivalents at beginning of period	996	1,241

Cash and cash equivalents at end of period	$443	$1,212

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL POWER CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)
U.S. dollars in thousands

	For the Six Months Ended June 30,
	2017	2016

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$32	$-

Non-cash investing and financing activities:
Cancellation of notes payable – related party into shares of common stock	$100	$-
Cancellation of notes payable into shares of common stock	$625	$-
Cancellation of note payable – related party into series B convertible preferred stock	$500	$-

In connection with the Company's acquisiton of Microphase Corporation, equity instruments were issued and liabilities assumed during 2017 as follows:

Fair value of assets acquired	$7,893
Equity instruments issued	(1,451)
Minority interest	(945)
Liabilities assumed	$5,497

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL POWER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
JUNE 30, 2017
U.S. dollars in thousands, except share and per share data

1. DESCRIPTION OF BUSINESS

Digital Power Corporation ("Digital Power") was incorporated in 1969, under the General Corporation Law of the State of California. Digital Power and Digital Power Limited ("DP Limited"), a wholly owned subsidiary, located in the United Kingdom, are currently engaged in the design, manufacture and sale of switching power supplies and converters. On November 30, 2016, Digital Power formed Digital Power Lending, LLC, a wholly-owned subsidiary (“DP Lending”). DP Lending is engaged in providing commercial loans to companies throughout the United States to provide them with operating capital to finance the growth of their businesses. The loans will primarily be short-term, ranging from six to twelve months. Further, on June 2, 2017, Digital Power purchased 56.4% of the outstanding equity interests of Microphase Corporation, a Delaware corporation (the “Microphase”). Microphase is a design-to-manufacture original equipment manufacturer (“OEM”) delivering radio frequency (“RF”) and microwave filters, diplexers, multiplexers, detectors, switch filters, integrated assemblies and detector logarithmic video amplifiers (“DLVA”) to the military, aerospace and telecommunications industries. Microphase is headquartered in Shelton, Connecticut. Digital Power, DP Limited, Microphase and DP Lending (collectively, the “Company”) has two reportable geographic segments - North America (sales through Digital Power, Microphase and DP Lending) and Europe (sales through DP Limited).

2. LIQUIDITY, GOING CONCERN AND MANAGEMENT’S PLANS

As of June 30, 2017, the Company had cash and cash equivalent of $443, an accumulated deficit of $15,218 and a negative working capital of $1,785. The Company has incurred recurring losses and reported losses for the three and six months ended June 30, 2017, totaled $1,739 and $2,733, respectively.  In the past, the Company has financed its operations principally through issuances of convertible debt, promissory notes and equity securities. During 2017, as reflected below, the Company continues to successfully obtain additional equity and debt financing and in restructuring existing debt. The following financings transactions were consummated during 2017:

•
In February 2017, the Company issued demand promissory notes and warrants to purchase 333,333 shares of common stock at $ 0.70 per share for aggregate proceeds of $400. Further in February 2017, the holders of $400 in demand promissory notes agreed to extinguish their $400 of debt by cancelling their notes to purchase 666,667 shares of common stock of the Company at $0.60 per share (See Note 9).

•
On March 9, 2017, the Company entered into a Preferred Stock Purchase Agreement with Philou Ventures LLC (“Philou”), a related party, pursuant to which Philou was granted the right to invest up to $5,000 in the Company through the purchase of Series B Preferred Stock over a term of 36 months.   On March 24, 2017, Philou purchased 25,000 shares of Series B Preferred Stock pursuant to the Preferred Stock Purchase Agreement in consideration of cancellation of Company debt of $250 due to MCKEA, an affiliate of Philou. On May 5, 2017, Philou purchased an additional 50,000 shares of Series B Preferred Stock pursuant to the Preferred Stock Purchase Agreement for $500 (See Note 13).

•
On March 15, 2017, the Company entered into a subscription agreement with one investor for the sale of 500,000 shares of common stock at $0.60 per share for the aggregate purchase price of $300 (See Note 13).

•
On March 20, 2017, the Company issued $250 in demand promissory note to one of the Company's shareholders (See Note 13). This $250 demand promissory note was converted in shares of the Series B Preferred Stock for the benefit of Philou.

•
On March 28, 2017, the Company issued $270 in demand promissory notes to several investors. The Company received gross proceeds of $220 on March 31, 2017 and the remaining balance of $50 was received on April 3, 2017. On April 5, 2017, the Company canceled these promissory notes by issuing to the holders 360,000 shares of common stock at $0.75 per share and warrants to purchase 180,000 shares of common stock at $0.90 per share (See Note 9).

DIGITAL POWER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
JUNE 30, 2017
U.S. dollars in thousands, except share and per share data

•
On April 17, 2017, the Company entered into two 7% convertible notes (the “7% Convertible Notes”) in the aggregate principal amount of $250. The 7% Convertible Notes accrue interest at 7% simple interest on the principal amount and were due on June 2, 2017. The 7% Convertible Notes were not repaid on the maturity date and as such were in default at June 30, 2017. During July 2017 these two 7% Convertible Notes were repaid (See Note 11).

•
On April 26, 2017, the Company entered into a 7% convertible note in the aggregate principal amount of $104. On June 28, 2017, the noteholder converted the outstanding balance into 189,091 shares of Digital Power’s common stock (See Note 11).

•
Between May 5, 2017 and June 30, 2017, the Company received additional short-term loans of $140 from four accredited investors of which $75 was from the Company’s corporate counsel, a related party. As additional consideration, the investors received five-year warrants to purchase 224,371 shares of common stock at a weighted average exercise price of $0.77 per share.On June 28, 2017, the holders of $55 of these short-term loans cancelled their notes for the purchase of 100,001 shares of Digital Power’s common stock at a price of $0.55 per share. An additional $52 in short-term loans that was received from the related party was also converted on June 28, 2017, into one of the Series C Units (See Note 9).

•
Between May 24, 2017 and June 19, 2017, Digital Power entered into subscription agreements (the “Series C Subscription Agreement”) with approximately twenty accredited investors (the “Series C Investors”) in connection with the sale of twenty-one Units at a purchase price of $52 per Unit raising in the aggregate $1,092 with each Unit consisting of Series C Preferred Stock and Warrants (See Note 13).

•
Between July 1, 2017 and August 17, 2017, the Company received net cash proceeds of $1,505 from issuances of the Company’s debt and equity securities. Further, $268 in convertible notes were exchanged for shares of the Company’s common stock (See Note 16).

The Company expects to continue to incur losses for the foreseeable future and needs to raise additional capital to continue its business development initiatives and to support its working capital requirements. In March 2017, the Company was awarded a 3-year, $50 million purchase order by MTIX Ltd. (“MTIX") to manufacture, install and service the Multiplex Laser Surface Enhancement (“MLSE”) plasma-laser system. Management believes that the MLSE purchase order will be a source of revenue and generate significant cash flows for the Company. Management believes that the Company has access to capital resources through potential public or private issuance of debt or equity securities. If the Company is unable to raise additional capital, it may be required to curtail operations and take additional measures to reduce costs, including reducing its workforce, eliminating outside consultants and reducing legal fees in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and do not include all the information and disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The Company has made estimates and judgments affecting the amounts reported in our consolidated financial statements and the accompanying notes.  The actual results experienced by the Company may differ materially from our estimates. The consolidated financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on April 10, 2017.  The consolidated balance sheet as of December 31, 2016 was derived from the Company’s audited 2016 financial statements contained in the above referenced Form 10-K.  Results of the three and six months ended June 30, 2017, are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

DIGITAL POWER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
JUNE 30, 2017
U.S. dollars in thousands, except share and per share data

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Digital Power, its wholly-owned subsidiaries, DP Limited and DP Lending and its majority-owned subsidiary, Microphase. All significant intercompany accounts and transactions have been eliminated in consolidation.

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
JUNE 30, 2017
U.S. dollars in thousands, except share and per share data

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

As of June 30, 2017 and December 31, 2016, the Company’s accrued warranty liability was $86.

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
JUNE 30, 2017
U.S. dollars in thousands, except share and per share data

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

DIGITAL POWER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
JUNE 30, 2017
U.S. dollars in thousands, except share and per share data

As of June 30, 2017 and December 31, 2016, the fair value of the Company’s investments were $2,582 and $1,036, respectively, and were concentrated in debt and equity securities of AVLP, a related party (See Note 4), which are classified as available-for-sale investments.  At June 30, 2017, the Company's investment in AVLP is comprised of convertible promissory notes of $2,491, net of unamortized discount, and marketable equity securities of $91. At December 31, 2016, the Company's investment in AVLP is comprised of convertible promissory notes of $952, net of unamortized discount, and marketable equity securities of $84. For investments in marketable equity securities, the Company took into consideration general market conditions, the duration and extent to which the fair value is below cost, and the Company’s ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. As a result of this analysis, the Company has determined that its cost basis in AVLP equitable securities approximates the current fair value.

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

In the first quarter of 2017, the Company purchased at the market shares of common stock of three companies for a total cost of $20. In accordance with ASC No. 320-10, these investments are accounted for pursuant to the fair value method. Based upon the closing market prices of common stock for these three companies at June 30, 2017, and most recently at August 15, 2017, the Company determined that its cost basis in the shares of common stock for these companies approximates the current fair value and has concluded that its investment in marketable securities is not impaired.

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurement at June 30, 2017
	Total	Level 1	Level 2	Level 3
Investments – AVLP – a related party	$2,582	$91	$2,491	$—

Investments in other companies	$20	$20	$—	$—

	Fair Value Measurement at December 31, 2016
	Total	Level 1	Level 2	Level 3
Investments – AVLP – a related party	$1,036	$84	$952	$—

Debt Discounts

The Company accounts for debt discount according to ASC No. 470-20, Debt with Conversion and Other Options. Debt discounts are amortized through periodic charges to interest expense over the term of the related financial instrument using the effective interest method. During the three and six months ended June 30, 2017, the Company recorded amortization of debt discounts of $397 and $592, respectively. The Company did not recognize any debt discount during the six months ended June 30, 2016.

DIGITAL POWER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
JUNE 30, 2017
U.S. dollars in thousands, except share and per share data

Net Loss per Share

Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. The Company has included 317,460 warrants, with an exercise price of $.01, in its earnings per share calculation for the three and six months ended June 30, 2017.  Anti-dilutive securities consisted of the following at June 30,

	2017	2016
Stock options	2,841,000	1,106,000
Warrants	7,426,080	—
Convertible notes	1,296,969	—
Conversion of preferred stock	4,606,131	—
Total	16,170,180	1,106,000

Recently Issued Accounting Standards

The Company has considered all other recently issued accounting standards and does not believe the adoption of such standards will have a material impact on its condensed consolidated financial statements.

4. INVESTMENTS – RELATED PARTIES

Investments in AVLP at June 30, 2017, and December 31, 2016, are comprised of the following:

	June 30,	December 31,
	2017	2016
Investment in convertible promissory note of AVLP	$2,593	$997
Investment in common stock of AVLP	91	84
Total investment in AVLP P – Gross	2,684	1,081
Less: original issue discount	(102)	(45)
Total investment in AVLP P – Net	$2,582	$1,036

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

The Company has funded $970 in excess of the $1,500 net loan amount required pursuant to the terms of the AVLP Notes. The Company and AVLP have agreed that these additional advances shall feature terms mirroring those of the AVLP Notes, including 12% annual interest and an original issue discount of 5%; however, in addition to these terms, the Company and AVLP are in the process of finalizing additional terms that will be incorporated into a new convertible promissory note agreement.

DIGITAL POWER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
JUNE 30, 2017
U.S. dollars in thousands, except share and per share data

The original issue discount of $123 on the AVLP Notes, inclusive of the original issue discount attributed to the $970 loaned in excess of the AVLP Notes, is being amortized as interest income through the maturity date using the interest rate method. During the three and six months ended June 30, 2017, the Company recorded $12 and $19, respectively, of interest income for the discount accretion. As of June 30, 2017 and December 31, 2016, the Company recorded contractual interest receivable attributed to the AVLP Notes of $93 and $13, respectively.

The Company has classified the AVLP Notes as Available-for-Sale securities, subject to the guidance in ASC No. 320. The Company elected to apply the Fair Value Option Subsections of Subtopic 320-10 and 825-10 to the AVLP Notes. At June 30, 2017, the closing market price of AVLP’s common Stock was $0.17. Subsequent to quarter-end, the closing market price of AVLP’s common stock was in the range of $0.17 and $ 0.38 and due to the illiquidity and significant volatility of AVLP’s common stock, the Company has determined that its cost basis in AVLP common stock approximates the current fair value.

The Company has concluded that indicators of impairment, including those described in ASC No. 320-10-35-27, do not currently exist for the Company’s investment in debt and equity securities of AVLP.

5. ACQUISITION

Microphase Corporation

On April 28, 2017, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Microphase; Microphase Holding Company LLC, a limited liability company organized under the laws of Connecticut (“MHC”), Ergul Family Limited Partnership, a partnership organized under the laws of Connecticut (“EFLP”) RCKJ Trust, a trust organized under the laws of New Jersey (“RCKJ” and with MHC and EFLP, the “Significant Stockholders”) and those additional persons who have executed the Agreement (collectively, the “Minority Stockholders” and with the Significant Stockholders, the “Stockholders”).  Upon the terms and subject to the conditions set forth in the Agreement, the Company acquired 1,603,434 shares (the “Subject Shares”) of the issued and outstanding common stock of Microphase (the “MPC Common Stock”), from the Stockholders in exchange (the “Exchange”) for the issuance by the Company of 1,842,448 shares of Digital Power common stock (“Common Stock”) and 378,776 shares of Digital Power Series D Preferred Stock (collectively, the “Exchange Shares”), which shares of Digital Power Series D Preferred Stock are, subject to shareholder approval, convertible into an aggregate of 757,552 shares of Common Stock and warrants (the “Exchange Warrants”) to purchase an aggregate of 1,000,000 shares of Common Stock (the “Warrant Shares”).  The Exchange Shares and the Exchange Warrants are at times collectively referred to herein as the “Exchange Securities.” At the time of the closing of the acquisition the Exchange Shares constituted 56.4% of the outstanding equity interests of Microphase Corporation. The operating results of Microphase from the closing date of the acquisition, June 2, 2017, through June 30, 2017, are included in the consolidated financial statements.

At closing, the purchase price of Digital Power’s 56.4% interest in Microphase was determined to be $1,451, comprised of the Exchange Shares, valued at $1,222, and the Exchange warrants, valued at $229. The value assigned to the Exchange Shares was based on the closing price of the Common Stock on June 2, 2017. The Company computed the fair value of these warrants using the Black-Scholes option pricing model.

The acquisition of Microphase is being accounted for under the purchase method of accounting in accordance with ASC No. 805, Business Combinations. Under the purchase method, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill is recorded to the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired less liabilities assumed at the date of acquisition.

DIGITAL POWER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
JUNE 30, 2017
U.S. dollars in thousands, except share and per share data

Upon initial measurement, components of the purchase price are as follows:

Cash and cash equivalents	$11
Accounts receivable, net	439
Inventories, net	667
Prepaid expenses and other current assets	139
Restricted cash	100
Intangible assets	95
Property and equipment, net	93
Other investments	303
Deposits and loans	44
Accounts payable and accrued expenses	(1,680)
Revolving credit facility	(880)
Notes payable	(2,204)
Notes payable, related parties	(406)
Convertible notes payable	0
Other current liabilities	(327)
Net liabilities assumed	(3,606)
Goodwill	6,002
Minority interest	(945)
Purchase price	$1,451

The following pro forma data summarizes the results of operations for the periods indicated as if the Microphase acquisition had been completed as of the beginning of each period presented. The pro forma data gives effect to actual operating results prior to the acquisition. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of each period presented or that may be obtained in future periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Revenue	$2,714	$4,017	$5,408	$7,848

Net loss	$(1,924)	$(651)	$(4,076)	$(1,099)

Less: Net loss attributable to non-controlling interest	127	313	632	424

Net loss attributable to Digital Power Corp	$(1,797)	$(338)	$(3,444)	$(675)

Preferred deemed dividends	(319)	—	(319)	—
Preferred dividends	(8)	—	(8)	—

Loss available to common shareholders	$(2,124)	$(338)	$(3,771)	$(675)

Basic and diluted net loss per common share	$(0.17)	$(0.04)	$(0.33)	$(0.08)

Basic and diluted weighted average common shares outstanding	12,310,106	8,618,419	11,273,393	8,618,419

Comprehensive Loss
Loss available to common shareholders	$(2,124)	$(338)	$(3,771)	$(675)
Other comprehensive income (loss)
Change in net foreign currency translation adjustments	78	(152)	99	(210)
Net unrealized gain (loss) on securities available-for- sale, net of income taxes	0	—	130	18
Other comprehensive income (loss)	78	(152)	229	(192)
Total Comprehensive loss	$(2,046)	$(490)	$(3,542)	$(867)

DIGITAL POWER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
JUNE 30, 2017
U.S. dollars in thousands, except share and per share data

6. STOCK-BASED COMPENSATION

Under the Company's 2016 Stock Incentive Plan (the “2016 Plan”) and the 2012 Stock Option Plan, as amended (the “2012 Plan”) (collectively, the “Plans”), options may be granted to employees, officers, consultants, service providers and directors of the Company. The Plans, as amended, provide for the issuance of a maximum of 5,372,630 shares of the Company’s common stock. The Company also has 206,000 outstanding options that were granted between 2009 and 2011 pursuant to the terms of the Company's 2002 Stock Option Plan (the “2002 Plan”). Options granted pursuant to the 2002 Plan expire between September 2008 and February 2021.

Options granted under the Plans have an exercise price equal to or greater than the fair value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant. Typically, options granted generally become fully vested after four years. Any options that are forfeited or cancelled before expiration become available for future grants. The options expire between 5 and 10 years from the date of grant.  Restricted stock awards granted under the Plans are subject to a vesting period determined at the date of grant. As of June 30, 2017, an aggregate of 1,781,477 of the Company's options are still available for future grant.

During the three and six months ended June 30, 2017, the Company granted nil and 510,000 options, respectively, from the Plans to its employees at an average exercise price of $0.60 per share.  These options become fully vested after four years. The Company estimated that the grant date fair value of these options was $229, which is being recognized as stock-based compensation expense over the requisite four-year service period. During the three months ended June 30, 2017, the Company also issued 956,153 shares of common stock to its consultants and service providers pursuant to the 2016 Plan. The Company estimated that the grant date fair value of these shares of common stock was $499, which was determined from the closing price of the Company’s common stock on the date of issuance. The Company did not grant any options or restricted stock awards during the six months ended June 30, 2016.

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

During the six months ended June 30, 2017, the Company estimated the fair value of stock options granted using the Black-Scholes option pricing model with the following weighted average assumptions:

June 30, 2017
Weighted average risk free interest rate	1.89% — 2.14%
Weighted average life (in years)	5.0
Volatility	98.41% — 98.55%
Expected dividend yield	0%
Weighted average grant-date fair value per share of options granted	$0.45

DIGITAL POWER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
JUNE 30, 2017
U.S. dollars in thousands, except share and per share data

The options outstanding as of June 30, 2017, have been classified by exercise price, as follows:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$0.60 - $0.79	2,375,000	9.38	$0.66	1,246,667	$0.66
$1.10 - $1.32	25,000	6.35	$1.28	15,000	$1.25
$1.51 - $1.69	441,000	5.36	$1.61	378,500	$1.60

$0.60 - 1.69	2,841,000	8.73	$1.10	1,640,167	$0.88

The total stock-based compensation expense related to stock options and restricted stock awards issued pursuant to the Plans to the Company’s employees, consultants and directors, included in reported net loss for the three and six months ended June 30, 2017 and 2016, is comprised as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Cost of revenues	$3	$2	$4	$4
Engineering and product development	6	1	13	2
Selling and marketing	6	4	11	8
General and administrative	557	36	668	73

Total stock-based compensation	$572	$43	$696	$87

The combination of stock-based compensation of $696 from the issuances of equity based awards pursuant to the Plans and stock-based compensation attributed to restricted stock awards of $10 and warrants of $46, which were issued outside of the Plans, resulted in aggregate stock-based compensation of $752 during the six months ended June 30, 2017. During the three months ended June 30, 2017, aggregate stock-based compensation was $595, which consisted of $572 from the issuances of equity based awards pursuant to the Plans and stock-based compensation attributed to warrants of $23, which were issued outside of the Plans. During the three and six months ended June 30, 2016, the only stock-based compensation expense was from issuances pursuant to the Plans.

A summary of option activity under the Company's stock option plans as of June 30, 2017, and changes during the six months ended are as follows:

DIGITAL POWER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
JUNE 30, 2017
U.S. dollars in thousands, except share and per share data

		Outstanding Options
				Weighted
			Weighted	Average
	Shares		Average	Remaining	Aggregate
	Available	Number	Exercise	Contractual	Intrinsic
	for Grant	of Shares	Price	Life (years)	Value

December 31, 2016	3,247,630	2,331,000	$0.83	9.08	$0
Restricted stock awards	(956,153)
Grants	(510,000)	510,000	$0.60

June 30, 2017	1,781,477	2,841,000	$0.81	8.73	$148

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on June 30, 2017, $0.72 and the exercise price, multiplied by the number of in-the-money-options).

As of June 30, 2017, there was $524 of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company's stock option plans. That cost is expected to be recognized over a weighted average period of 2.2 years.

7. WARRANTS

During the six months and ended June 30, 2017, the Company issued a total of 5,567,954 warrants, at an average exercise price of $0.89 per share.  These issuances included:

(i)
Between May 24, 2017 and June 19, 2017, the Company issued warrants to purchase 1,820,002 shares of common stock issued in connection with the sale of twenty-one Units at a purchase price of $52 per Unit raising in the aggregate $1,092. Each Unit consisted of 21,667 shares of Series C Preferred Stock and Warrants to purchase 86,667 shares of common stock, at an exercise price of $1.00 per share of common stock (See Note 13).

(ii)
The Company engaged Divine Capital Markets, LLC (“Divine”) to act as Placement Agent (the “Placement Agent”) for the private placement of the Units. For its services, the Placement Agent received, in addition to a 10.0% commission on the sale of each Unit and a 3.0% non-refundable expense allowance, warrants to purchase 10% of the Units sold at 120% of the Unit purchase price. The warrant to purchase 2.1 Units equates to a warrant to purchase 182,003 shares of the Company’s common stock at $0.72 per share and a second warrant to purchase 182,003 shares of the Company’s common stock at $1.00 per share.

(iii)
Between March 24, 2017 and June 2, 2017, the Company issued warrants to purchase 1,428,572 shares of common stock, at an exercise price of $0.70 per share of common stock, in connection with the Preferred Stock Purchase Agreements to purchase 100,000 shares of Series B Preferred Stock by Philou (See Note 13).

(iv)
On June 2, 2017, the Company issued warrants to purchase 1,000,000 shares of common stock, at an exercise price of $1.10 per share of common stock, pursuant to the terms of the Share Exchange Agreement (See Note 5).

DIGITAL POWER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
JUNE 30, 2017
U.S. dollars in thousands, except share and per share data

(v)
On April 5, 2017, the Company issued warrants to purchase 180,002 shares of common stock, at an exercise price of $0.90 per share of common stock, in connection with the cancellation of $270 in demand promissory notes (See Note 9).

(vi)
On April 17, 2017, the Company issued warrants to purchase 166,668 shares of common stock, at an exercise price of $0.90 per share of common stock, in connection with the issuance of two 7% convertible notes in the aggregate principal amount of $250 (See Note 11).

(vii)
Between May 5, 2017 and June 30, 2017, the Company issued warrants to purchase 224,371 shares of common stock in connection with the issuance of short-term loans of $140 that the Company entered into with four accredited investors (See Note 9) of which $75 was from the Company’s corporate counsel, a related party. The exercise price was $0.75 per share of common stock for 135,909 warrants and $0.80 per share of common stock for the remaining 88,462 warrants.

(viii)
On April 26, 2017, the Company issued warrants to purchase 160,000 shares of common stock, at an exercise price of $0.80 per share of common stock, in connection with the issuance of a 7% convertible note in the aggregate principal amount of $104 (See Note 11).

(ix)	Warrants to purchase 333,333 shares of common stock issued in connection with the $400 of 6% demand promissory notes entered into by the Company in February 2017 (See Note 9).

The following table summarizes information about common stock warrants outstanding at June 30, 2017:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$0.01	317,460	9.35	$0.01	79,364	$0.01
$0.70	1,761,905	5.20	$0.70	—	—
$0.72	182,003	4.97	$0.72	—	—
$0.75	135,909	4.88	$0.75	—	—
$0.80	1,415,128	2.80	$0.80	1,166,666	$0.80
$0.90	611,670	3.85	$0.90	265,000	$0.90
$1.00	2,002,005	4.93	$1.00	—	—
$1.10	1,000,000	2.92	$1.10	—	—

$0.01 - 1.10	7,426,080	4.42	$0.84	1,511,030	$0.78

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

DIGITAL POWER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
JUNE 30, 2017
U.S. dollars in thousands, except share and per share data

The Company utilized the Black-Scholes option pricing model and the assumptions used during the six months ended June 30, 2017:

June 30, 2017
Weighted average risk free interest rate	1.42% — 2.01%
Weighted average life (in years)	4.8
Volatility	98.5% — 107.1%
Expected dividend yield	0%
Weighted average grant-date fair value per share of warrants granted	$0.38

8. REVOLVING CREDIT FACILITY

Microphase entered into a revolving loan agreement with Gerber Finance, Inc. (“Gerber”) in February of 2012, as amended in September 2015 (the “Revolving Credit Facility”). Under the Revolving Credit Facility, Microphase can receive funds based on a borrowing base, which consists of various percentages of eligible accounts receivable, inventories, and equipment plus a restricted cash account in the amount of $100 held by Gerber, up to a maximum revolving amount of $1,400 (the “Maximum Revolving Amount”). Pursuant to the terms of the Revolving Credit Facility, Microphase is subject to an annual facility fee in an amount equal to 1.75% of the Maximum Revolving Amount due on each anniversary, a monthly collateral monitoring fees of $1 and other fees. Interest accrues at the prime rate plus three and three-quarters percent (3.75%) on the unpaid principal. Effective June 15, 2017, the prime rate was increased from 4.00% to 4.25% resulting in a base rate of 8.00%. If borrowings under the Revolving Credit Facility exceed the collateral borrowing base, then Microphase is subject to an additional 2.5% interest charge per month on the over-advance amounts and a separate additional charge of 2.5% if borrowings exceed the Maximum Revolving Amount. At June 30, 2017, the amount due pursuant to the Revolving Credit Facility, of $612, exceeded the collateral borrowing base by $70. The interest expense for the period from June 3, 2017 to June 30, 2017, was $14.

On June 20, 2017, Microphase received a notice from Gerber that several events of default had occurred under the Revolving Credit Facility and on July 14, 2017, Microphase and Gerber entered into a Forbearance Agreement. The events of default were primarily related to, (i) the change in control that occurred on June 2, 2017, when Digital Power acquired a majority interest in Microphase, and (ii) borrowings under the Revolving Credit Facility exceeding the collateral borrowing base.

9.  NOTES PAYABLE

Notes Payable at June 30, 2017, and December 31, 2016, are comprised of the following:

	June 30,	December 31,
	2017	2016
10% short-term promissory notes (a)	$705	$—
Notes payable to Lucosky Brookman, LLP (b)	450	—
Notes payable to Wells Fargo (c)	308	—
Note payable to Department of Economic and Community Development (d)	300	—
Note payable to People's United Bank ( e)	20	—
Other short-term notes payable (f)	33	—
Total notes payable	1,816	—
Less: current portion	(1,218)	—
Notes payable – long-term portion	$569	$—

DIGITAL POWER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
JUNE 30, 2017
U.S. dollars in thousands, except share and per share data

(a)
In December 2016, Microphase issued $705 in 10% short-term promissory notes to nineteen accredited investors which, after deducting $71 of placement fees to its selling agent, Spartan Capital Securities, LLC (“Spartan”), resulted in $634 in net proceeds to Microphase (the “10% Short-Term Notes”). The 10% Short-Term Notes are due one year from the date of issuance. The amount due pursuant to the 10% Short-Term Notes is equal to the entire original principal amount multiplied by 125% (the “Loan Premium”) plus accrued interest. During the period June 3, 2017 to June 30, 2017, Microphase incurred $6 of interest on these 10% short-term promissory notes. Concurrently, Microphase entered into a one-year agreement with Spartan for investment banking services which provided for: (i) $120 of consulting fees that were paid in cash from the proceeds of the 10% Short-Term Notes; and (ii) if Microphase completes an initial public offering, $90 payable in shares of Microphase common stock. As of June 30, 2017, accrued interest on the 10% Short-Term Notes was $145.

(b)
On June 2, 2017, pursuant to the terms of the Share Exchange Agreement and in consideration of legal services, Microphase issued a $450 8% promissory note with a maturity date of November 25, 2017 to Lucosky Brookman, LLP (the “Lucosky Note”). In conjunction with the issuance of the Lucosky Note, the Company issued Lucosky Brookman 10,000 shares of redeemable convertible Series E preferred stock (the “Series E Preferred Stock”) with a stated value of $45 per share as an alternative to providing a guarantee for the amount of the Lucosky Note. The Company, at its option, may redeem for cash, in whole or in part, at any time and from time to time, the shares of Series E Preferred Stock at the time outstanding, upon written notice to the holder of the shares, at a cash redemption price equal to $45 multiplied by the number of shares being redeemed. Any such optional redemption by the Company shall be credited against the Lucosky Note. During the period June 3, 2017 to June 30, 2017, Microphase incurred $3 of interest on the Lucosky Note. As of June 30, 2017, accrued interest on the Lucosky Note was $3.

(c)
At June 30, 2017, Microphase had guaranteed the repayment of two equity lines of credit in the aggregate amount of $308 with Wells Fargo Bank, NA (“Wells Fargo”) (collectively, the “Wells Fargo Notes”). Microphase had previously guaranteed the payment under the first Wells Fargo equity line during 2008, the proceeds of which Microphase had received from a concurrent loan from Edson Realty Inc., a related party owned real estate holding company. As of June 30, 2017, the first line of credit, which is secured by residential real estate owned by a former officer, had an outstanding balance of $216, with an annual interest rate of 4.00%. Microphase had guaranteed the payment under the second Wells Fargo equity line in 2014. Microphase had received working capital loans from the former CEO from funds that were drawn against the second Wells Fargo equity line. As of June 30, 2017, the second line of credit, secured by the former CEO’s principal residence, had an outstanding balance of $92, with an annual interest rate of 3.00%. During the period June 3, 2017 to June 30, 2017, Microphase incurred $1 of interest on the Wells Fargo Notes.

(d)
In August 2016, Microphase received a $300 loan pursuant to the State of Connecticut Small Business Express Job Creation Incentive Program which is administered through the Department of Economic and Community Development (“DECD”) (the “DECD Note”). The DECD Note bears interest at a rate of 3% per annum and is due in August 2026. Payment of principal and interest is deferred during the initial year and commencing on the thirteenth month, payable in equal monthly installments over the remaining term. During the period June 3, 2017 to June 30, 2017, Microphase did not incur any interest on the DECD Note. In conjunction with the DECD Note, Microphase was awarded a Small Business Express Matching Grant of $100. State grant funding requires a dollar for dollar match on behalf of Microphase. As of June 2, 2017 and June 30, 2017, the Company has utilized $27 of the grant and the balance of $73 is reported within deferred revenue.

DIGITAL POWER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
JUNE 30, 2017
U.S. dollars in thousands, except share and per share data

(e)	In December 2016, Microphase utilized a $20 overdraft credit line at People’s United Bank with an annual interest rate of 15%. As of June 30, 2017, the balance of that overdraft credit line was $20.

(f)
Between May 5, 2017 and June 30, 2017, Digital Power received additional short-term loans of $140 from four accredited investors, of which $75 was from the Company’s corporate counsel, a related party. As additional consideration, the investors received five-year warrants to purchase 224,371 shares of common stock at a weighted average exercise price of $0.77 per share. The warrants are exercisable commencing six months after the issuance date and are subject to certain beneficial ownership limitations. The exercise price of these warrants is subject to adjustment for customary stock splits, stock dividends, combinations and other standard anti-dilution events. The warrants may be exercised for cash or on a cashless basis. During the quarter ended June 30, 2017, the Company recorded debt discount in the amount of $95 based on the estimated fair value of these warrants. The Company computed the fair value of these warrants using the Black-Scholes option pricing model. As a result of the short-term feature of these loans and advances, the debt discount was amortized as non-cash interest expense upon issuance of the warrants using the effective interest method.

During June 2017, the holders of $55 of these short-term loans agreed to cancel their notes for the purchase of 100,001 shares of Digital Power’s common stock and a price of $0.55 per share. An additional $52 in short-term loans from the Company’s corporate counsel was converted into one of the Series C Units. The Company did not record any additional interest expense as a result of the extinguishment of $107 in short-term loans since the carrying amount of the short-term loans was equivalent to the fair value of the consideration transferred, which was determined from the closing price of the Company’s equity securities on the date of extinguishment.

Other Notes Payable

In February 2017, the Company issued to eight accredited investors $400 in demand promissory notes bearing interest at a rate of 6% per annum. Of the eight accredited investors, one investor was deemed a related party. As additional consideration, the investors received five-year warrants to purchase 333,333 shares of common stock at an exercise price of $0.70 per share (the “Feb. 2017 Warrants”). The Feb. 2017 Warrants are exercisable commencing six months after the issuance date and are subject to certain beneficial ownership limitations. The exercise price of the Feb. 2017 Warrants is subject to adjustment for customary stock splits, stock dividends, combinations and other standard anti-dilution events. The Feb. 2017 Warrants may be exercised for cash or on a cashless basis. During the quarter ended March 31, 2017, the Company recorded debt discount in the amount of $151 based on the estimated fair value of the Feb. 2017 Warrants. The Company computed the fair value of these warrants using the Black-Scholes option pricing model. As a result of the due on demand feature of the promissory notes, the debt discount was amortized as non-cash interest expense upon issuance of the Feb. 2017 Warrants using the effective interest method.

Between February 16, 2017 and February 23, 2017, the holders of the $400 in demand promissory notes agreed to cancel their demand promissory notes for the purchase of 666,667 shares of the Company’s common stock, an extinguishment price of $0.60 per share. During the quarter ended March 31, 2017, the Company recorded additional interest expense of $13 as a result of the extinguishment of the $400 in demand promissory notes based on the difference of the carrying amount of the demand promissory notes and the fair value of the consideration transferred, which was determined from the closing price of the Company’s common stock on the date of extinguishment.

On March 28, 2017, the Company issued $270 in demand promissory notes to several investors. These demand promissory notes accrued interest at the rate of 6% per annum. The Company received gross proceeds of $220 on March 31, 2017. The remaining balance of $50 was received on April 3, 2017. On April 5, 2017, the Company canceled these promissory notes by issuing to the investors 360,000 shares of common stock, at $0.75 per share, and warrants to purchase 180,002 shares of common stock at $0.90 per share. During the quarter ended June 30, 2017, the Company recorded additional interest expense of $109 as a result of the extinguishment of the $270 in demand promissory notes based on the difference of the carrying amount of the demand promissory notes and the fair value of the consideration transferred, which was determined from the closing price of the Company’s common stock on the date of extinguishment.

DIGITAL POWER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
JUNE 30, 2017
U.S. dollars in thousands, except share and per share data

10. NOTES PAYABLE – RELATED PARTIES

Notes Payable – Related parties at June 30, 2017, and December 31, 2016, are comprised of the following:

	June 30,	December 31,
	2017	2016
Notes payable to MCKEA Holdings, LLC (a)	$—	$250
Notes payable to former officer and employee (b)	406	—
Total notes payable	406	250
Less: current portion	(278)	(250)
Notes payable – long-term portion	$128	$—

(a)
On December 29, 2016, the Company entered into an agreement with MCKEA Holdings, LLC (“MCKEA”). MCKEA is the majority member of Philou Ventures, LLC, which is the Company’s controlling shareholder. Kristine L. Ault, a director and the wife of Milton C. Ault III, Executive Chairman of the Company’s Board of Directors, is the manager and owner of MCKEA, for a demand promissory note (The “MCKEA Note”) in the amount of $250 bearing interest at the rate of 6% per annum on unpaid principal. The MCKEA Note may be prepaid, in whole or in part, without penalty, at the option of the Company and without the consent of MCKEA. As of December 31, 2016, no interest was accrued on the MCKEA Note. On March 24, 2017, the MCKEA Note was cancelled to purchase the Company’s Series B Preferred Stock pursuant to the terms of the Preferred Stock Purchase Agreement entered into on March 9, 2017 (See Note 13). Since there was no difference between the reacquisition price and the net carrying value of the cancelled debt, no gain or loss was recognized as a result of this transaction.

(b)
Microphase is a party to several notes payable agreements with seven of its past officers, employees and their family members. As of June 30, 2017, the aggregate outstanding balance pursuant to these notes payable agreements was $488, with annual interest rates ranging between 3.00% and 6.00%. During the period June 3, 2017 to June 30, 2017, Microphase incurred $2 of interest on these notes payable agreements. In July 2016, one of these noteholders initiated litigation to collect the balance owed under the terms of his respective agreement. At June 30, 2017, the outstanding principal balance owed under this particular agreement was $152.

11. CONVERTIBLE NOTES

Convertible notes at June 30, 2017, and December 31, 2016, are comprised of the following:

	June 30,	December 31,
	2017	2016
7% Convertible note	$250	$—
Convertible note	$250	$—

DIGITAL POWER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
JUNE 30, 2017
U.S. dollars in thousands, except share and per share data

On April 17, 2017, the Company entered into two 7% convertible notes (the “7% Convertible Notes”) in the aggregate principal amount of $250. The 7% Convertible Notes accrue interest at 7% simple interest on the principal amount and were due on June 2, 2017. The principal may be converted into shares of the Company’s common stock at $0.75 per share. The noteholder may convert the principal amount of the 7% Convertible Notes at any time into common stock. The 7% Convertible Notes contains standard and customary events of default including, but not limited to, failure to make payments when due under the 7% Convertible Note agreements and bankruptcy or insolvency of the Company. The Company has the right to prepay the 7% Convertible Notes. The 7% Convertible Notes were not repaid on the maturity date and as such were in default at June 30, 2017.

As additional consideration, the investors received five and a half year warrants to purchase 166,668 shares of common stock at an exercise price of $0.90 per share (collectively the “7% Convertible Note Warrants”). The 7% Convertible Note Warrants are exercisable commencing six months after the issuance date. The exercise price of the 7% Convertible Note Warrants is subject to adjustment for customary stock splits, stock dividends, combinations and other standard anti-dilution events. The 7% Convertible Note Warrants may be exercised for cash or on a cashless basis. The Company computed the fair value of the 7% Convertible Note Warrants using the Black-Scholes option pricing model and, as a result of this calculation, recorded debt discount in the amount of $61 based on the estimated fair value of the 7% Convertible Note Warrants.

The beneficial conversion feature (“BCF”) embedded in the 7% Convertible Notes is accounted for under ASC No. 470, Debt. At issuance, the estimated fair value of the BCF totaled $31. The fair value of the BCF was allocated from the net proceeds of the 7% Convertible Note and was amortized to interest expense over the term of the 7% Convertible Notes using the effective interest method.  The valuation of the BCF was calculated based on the effective conversion price compared with the market price of the Company’s common stock on the date of issuance of the Convertible Note. In aggregate, the Company recorded debt discount in the amount of $93 based on the relative fair values of the 7% Convertible Note Warrants of $61 and BCF of $32. During the three months ended June 30, 2017, non-cash interest expense of $93 was recorded from the amortization of debt discounts. As of June 30, 2017, accrued interest on the 7% Convertible Notes was $4.

Other Convertible Notes Payable

On April 26, 2017, the Company entered into a 7% convertible note in the aggregate principal amount of $104. On June 28, 2017, the noteholder converted the outstanding balance into 189,091 shares of Digital Power’s common stock. The Company did not record any additional interest expense as a result of the extinguishment since the carrying amount of the convertible notes was equivalent to the fair value of the consideration transferred, which was determined from the closing price of the Company’s equity securities on the date of extinguishment.

As additional consideration, the investor received a five-year warrant to purchase 160,000 shares of common stock at an exercise price of $0.80 per share. The warrants are exercisable commencing six months after the issuance date. The exercise price of the warrants is subject to adjustment for customary stock splits, stock dividends, combinations and other standard anti-dilution events. The warrants may be exercised for cash or on a cashless basis. The Company computed the fair value of these warrants using the Black-Scholes option pricing model and, as a result of this calculation, recorded debt discount in the amount of $25 based on the estimated fair value of the warrants.

The beneficial conversion feature (“BCF”) embedded in this convertible note is accounted for under ASC No. 470, Debt. At issuance, the estimated fair value of the BCF totaled $26. The fair value of the BCF was allocated from the net proceeds of the convertible note and was amortized to interest expense over the term of the convertible note using the effective interest method. The valuation of the BCF was calculated based on the effective conversion price compared with the market price of the Company’s common stock on the date of issuance of the convertible note. In aggregate, the Company recorded debt discount in the amount of $51 based on the relative fair values of the warrants of $25 and BCF of $26. During the three months ended June 30, 2017, non-cash interest expense of $51 was recorded from the amortization of debt discounts. As of June 30, 2017, accrued interest on this convertible note was $1.

DIGITAL POWER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
JUNE 30, 2017
U.S. dollars in thousands, except share and per share data

12. CONVERTIBLE NOTE – RELATED PARTY

Convertible notes – related party at June 30, 2017, and December 31, 2016, are comprised of the following:

	June 30,	December 31,
	2017	2016
12% Convertible secured note	$530	$530
Less:
Unamortized debt discounts	(398)	(484)
Unamortized financing cost	(10)	(12)
Convertible note – related party	$122	$34

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

In aggregate, the Company recorded debt discount in the amount of $518 based on the relative fair values of the Convertible Note Warrants of $159, BCF of $329 and OID of $30. The debt discount is being amortized as non-cash interest expense over the term of the debt. In addition, the Company incurred $13 of debt issuance costs which are also being amortized as non-cash interest expense over the term of the debt. During both the three and six months ended June 30, 2017, non-cash interest expense of $44 was recorded from the amortization of debt discounts and debt financing cost. As of June 30, 2017 and December 31, 2016, accrued interest on the Convertible Note was $16 and $12, respectively.

DIGITAL POWER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
JUNE 30, 2017
U.S. dollars in thousands, except share and per share data

13. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 2,000,000 shares of Preferred Stock with no par value. The Board of Directors has designated 500,000 shares of its Preferred Stock as Series A cumulative Redeemable Convertible Preferred shares (the “Series A Preferred Stock”), 500,000 shares as Series B Convertible Preferred Stock (the “Series B Preferred Stock”), 460,000 shares as Series C Convertible Preferred Stock (the “Series C Preferred Stock”), 378,776 shares as Series D Convertible Preferred Stock (the “Series D Preferred Stock”), and 10,000 shares as Series E Convertible Preferred Stock (the “Series E Preferred Stock”). The rights, preferences, privileges and restrictions on the remaining authorized 151,224 shares of Preferred Stock have not been determined. The Company’s Board of Directors is authorized to create a new series of preferred shares and determine the number of shares, as well as the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred shares. As of June 30, 2017, there were 100,000 shares of Series B Preferred Stock, 455,002 shares of Series C Preferred Stock, 378,776 shares of Series D Preferred Stock, 10,000 shares of Series E Preferred Stock issued and outstanding and no other shares of Preferred Stock were issued or outstanding. As of December 31, 2016, there were no shares of Preferred Stock issued or outstanding.

Series B Preferred Stock

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
JUNE 30, 2017
U.S. dollars in thousands, except share and per share data

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

Between March 24, 2017 and June 2, 2017, Philou purchased 1,000,000 shares of Series B Preferred Stock pursuant to the Preferred Stock Purchase Agreement in consideration of the cancellation of the Company debt due to an affiliate of Philou in the amount of $250 and cash of $750. In addition, Philou received warrants to purchase 1,428,572 shares of common stock at an exercise price of $0.70 per share of common stock, which have been classified as equity instruments. The Company determined that the estimated relative fair value of these warrants, which are classified as equity, was $401 using the Black-Scholes option pricing model. Since the warrants were classified as equity securities, the Company allocated the $1,000 purchase price based on the relative fair values of the Series B Preferred Stock and the warrants following the guidance in ASC No. 470, Debt.

The Series B Convertible Preferred Stock is convertible at any time, in whole or in part, at the option of Philou, into shares of common stock at a fixed conversion price, which is subject to adjustment for stock splits, stock dividends, combinations or similar events, of $0.70 per share. As the effective conversion price of the Series B Convertible Preferred Stock on a converted basis was below the market price of the Company’s common stock on the date of issuance, it was determined that these discounts represent contingent beneficial conversion features, which were valued at $265 based on the difference between the effective conversion price and the market price of the Company’s common stock on the date of issuance.

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

Series C Preferred Stock

Between May 24, 2017 and June 19, 2017, Digital Power entered into subscription agreements (the “Series C Subscription Agreement”) with approximately twenty accredited investors (the “Series C Investors”) in connection with the sale of twenty-one Units at a purchase price of $52 per Unit raising in the aggregate $1,092 with each Unit consisting of Series C Preferred Stock and Warrants. Each Unit consists of 21,667 shares of Series C Preferred Stock and Warrants to purchase 86,667 shares of common stock.

Each share of Series C Preferred Stock has a stated value of $2.40 per share. Each share of Series C Preferred Stock may be convertible at the holder’s option into shares of Common Stock of the Company at a conversion price of $0.60 per share, which, currently, represents four shares of Common Stock. The conversion price is subject to standard anti-dilution provisions in connection with any stock split, stock dividend, subdivision or similar reclassification of the Common Stock. Each share of Series C Preferred stock is mandatorily converted into shares of Common Stock based on the then conversion price in effect in the event that the Company’s Common Stock closing price exceeds $1.20 per share for 20 consecutive trading days. As the effective conversion price of the Series C Convertible Preferred Stock on a converted basis was below the market price of the Company’s common stock on the date of issuance, it was determined that these discounts represent beneficial conversion features, which were valued at $371 and recognized as a deemed dividend, based on the difference between the effective conversion price and the market price of the Company’s common stock on the date of issuance.

DIGITAL POWER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
JUNE 30, 2017
U.S. dollars in thousands, except share and per share data

Each share of Series C Preferred Stock has the right to receive dividends equal $0.24 per share per annum as declared by the Company’s Board of Directors. The dividends will be paid on a quarterly basis on the 20th day following each calendar quarter.

Each share of Series C Preferred Stock shall have dividend and liquidation rights in priority to any shares of Common Stock, the Company’s Series A Preferred Stock (of which none are outstanding) and any other subordinated securities; but shall be subordinated to any senior securities including the Company’s Series B Preferred Stock.

Each share of Series C Preferred Stock is subject to redemption by the Company for the stated value plus accrued but unpaid dividends five years after issuance, provided the holders of Series C Preferred Stock had not elected previously to convert the Series C Preferred Stock into shares of Common Stock.

Series D Preferred Stock

 On June 2, 2017, pursuant to the terms of the Share Exchange Agreement, the Company acquired 1,603,434 shares of the issued and outstanding common stock of Microphase Common Stock in exchange for the issuance by the Company of 1,842,448 shares of Digital Power’s Common Stock and 378,776 shares of Digital Power’s Series D Preferred Stock, no par value per share, and warrants to purchase an aggregate of 1,000,000 shares of Digital Power’s Common Stock.

In the event the Company shall liquidate, dissolve or wind up, the holders of Series D Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of the Common Stock, the Company’s Series A Preferred Stock, or to the holders of any other junior series of preferred stock, by reason of their ownership thereof and subject to the rights of the Company’s Series B Preferred Stock, Series C Preferred Stock and any other class or series of Company stock subsequently issued that ranks senior to the Series D Preferred Stock, an amount per share in cash or equivalent value in securities or other consideration equal to its Stated Value of $0.01 per share.

The holders of Series D Preferred Stock shall not be entitled to receive dividends and shall have no voting rights except as otherwise required by law. Upon the shareholders of DPW Common Stock approving the conversion of the Series D Preferred Stock into shares of DPW Common Stock in connection with the acquisition of MPC Common Stock and for purposes of compliance with Rule 713 of the NYSE MKT, then each share of Series D Preferred Stock shall automatically be converted into two shares of DPW Common Stock, for an aggregate of 757,552 shares of DPW Common Stock.

Series E Preferred Stock

On June 2, 2017, pursuant to the terms of the Share Exchange Agreement and in consideration of legal services, Microphase issued a $450 8% promissory note with a maturity date of November 25, 2017 to an unsecured creditor, Lucosky Brookman, LLP (the “Lucosky Note”). In conjunction with the issuance of the Lucosky Note, the Company issued Lucosky Brookman 10,000 shares of Series E Preferred Stock, no par value per share, with a stated value equal to forty-five dollars ($45.00) per share. The Company, at its option, may redeem for cash, in whole or in part, at any time and from time to time, the shares of Series E Preferred Stock at the time outstanding, upon written notice to the holder of the shares, at a cash redemption price equal to $45 multiplied by the number of shares being redeemed. Any such optional redemption by the Company shall be credited against the Lucosky Note.

DIGITAL POWER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
JUNE 30, 2017
U.S. dollars in thousands, except share and per share data

In the event the Company shall liquidate, dissolve or wind up, the holders of Series E Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of the DPW Common Stock, the Company’s Series A Preferred Stock, or to the holders of any other junior series of preferred stock, by reason of their ownership thereof and subject to the rights of the Company’s Series B Preferred Stock, Series C Preferred Stock and any other class or series of Company stock subsequently issued that ranks senior to the Series E Preferred Stock an amount per share in cash or equivalent value in securities or other consideration equal to $0.01 per share. The holders of Series E Preferred Stock shall not be entitled to receive dividends and shall have no voting rights except as otherwise required by law. Subject to the shareholders of DPW Common Stock of the Company approving the conversion of the Series E Preferred Stock into shares of Common Stock in connection with the acquisition of MPC Common Stock and for purposes of compliance with Rule 713 of the NYSE MKT, then each share of Series E Preferred Stock may be converted into sixty (60) shares of DPW Common Stock, for an aggregate of 600,000 shares of DPW Common Stock.

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

Between February 16, 2017 and February 23, 2017, the Company issued 666,667 shares of its common stock, an extinguishment price of $0.60 per share, for the cancellation of $400 in demand promissory notes.

On March 8, 2017, the Company issued an aggregate of 12,549 shares of its common stock as payment for services to a consultant.  The shares were valued at $10, an average of $0.80 per share.

On March 15, 2017, Company entered into a subscription agreement with a related party for the sale of 500,000 shares of common stock at $0.60 per share for the aggregate purchase price of $300.

On April 5, 2017, the Company issued 360,002 shares of its common stock, at a price of $0.75 per share, for the cancellation of $270 in demand promissory notes.

Between May 9, 2017 and June 18, 2017, the Company issued an aggregate of 956,153 shares of its common stock as payment for services to its consultant.  The shares were valued at $498, an average of $0.52 per share

DIGITAL POWER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
JUNE 30, 2017
U.S. dollars in thousands, except share and per share data

On June 28, 2017, the Company issued 189,091 shares of its common stock, at a price of $0.55 per share, for the cancellation of a 7% convertible promissory note in the principal amount of $104.

On June 28, 2017, the holders of $55 of in short-term loans agreed to cancel their notes for the purchase of 100,001 shares of the Digital Power’s common stock at a price of $0.55 per share.

14. RELATED PARTY TRANSACTION

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

During the period from March 29, 2017 to June, 2017, the Company funded $970 in excess of the $1,500 net loan amount required pursuant to the terms of the AVLP Notes. The Company and AVLP have agreed that these additional advances shall feature terms mirroring those of the AVLP Notes, including 12% annual interest and an original issue discount of 5%; however, in addition to these terms, the Company and AVLP are in the process of finalizing additional terms that will be incorporated into a fourth convertible promissory note agreement (See Note 4).

During the six months ended June 30, 2017, the Company invested $1,520 pursuant to the AVLP Notes and acquired 17,080 shares of AVLP common stock in the open market for $7.

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

On the closing date, the fully-diluted AVLP shares shall be approximately 52 million shares of common stock, assuming that (i) the MTIX promissory notes are convertible into shares of AVLP common stock at a conversion price of $0.50 per share, (ii) the shares of AVLP Class B Convertible Preferred Stock are convertible into shares of AVLP common stock at a conversion rate of $0.50 per share and (iii) the issuance of stock options to purchase an aggregate of 531,919 shares of AVLP common stock to the members of the MTIX management group.

DIGITAL POWER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
JUNE 30, 2017
U.S. dollars in thousands, except share and per share data

During March 2017, the Company was awarded a 3-year, $50 million purchase order by MTIX to manufacture, install and service the MLSE plasma-laser system.

b.
On September 22, 2016, the Company entered into consulting agreement with Mr. Ault to assist the Company in developing a business strategy, identifying new business opportunities, developing a capital raising program and implementing of a capital deployment program.  For his services, Mr. Ault was paid $90 during the six months ended June 30, 2017.

c.
On October 21, 2016, the Company entered into a 12% convertible secured note in the principal amount of $530 and warrants with the Barry Blank Living Trust, an existing stockholder of the Company, for $500 due on October 20, 2019. The principal amount of the 12% convertible secured note may be convertible into shares of the Company’s common stock at $0.55 per share. Subject to certain beneficial ownership limitations, the Barry Blank Living Trust may convert the principal amount of the convertible note at any time into common stock. During the six months ended June 30, 2017 the Company recorded interest expenses of $32 on the convertible note obligation.

d.
On December 29, 2016, the Company received a $250 short term loan from MCKEA. Kristine Ault, a director of the Company and the wife of Mr. Ault, is the managing member of MCKEA which, in turn, is the Manager of Philou, the majority stockholder of the Company. On March 24, 2017, the $250 loan was cancelled in consideration for the issuance of 25,000 shares of Series B preferred stock of the Company to Philou. During the six months ended June 30, 2017 the Company recorded interest expenses of $3 on the short term loan from MCKEA.

e.
In February 2017, the Company issued to eight accredited investors $400 in demand promissory notes bearing interest at a rate of 6% per annum. Of the eight accredited investors, one investor was deemed a related party.

f.
On March 9, 2017, the Company entered into a Preferred Stock Purchase Agreement with Philou. Pursuant to the terms of the Preferred Stock Purchase Agreement, Philou may invest up to $5,000,000 in the Company through the purchase of Series B Preferred Stock over 36 months. Between March 24, 2017 and June 2, 2017, Philou purchased 100,000 shares of Series B Preferred Stock pursuant to the terms of the Preferred Stock Purchase Agreement.

g.	On March 15, 2017, Company entered into a subscription agreement with a related party for the sale of 500,000 shares of common stock at $0.60 per share for the aggregate purchase price of $300.

h.
On March 20, 2017, the Company received a $250 short term loan from JLA Realty, an entity which owns 666,667 shares of the Company’s common stock, constituting approximately 7.5% of the Company’s outstanding shares of common stock, on behalf of Philou. The proceeds from this short term loan comprised a portion of Philou’s purchase of Series B Preferred Stock.

i.
Between May 5, 2017 and June 30, 2017, the Company received additional short-term loans of $140 from four accredited investors of which $75 was from the Company’s corporate counsel, a related party. As additional consideration, the investors received five-year warrants to purchase 224,371 shares of common stock at a weighted average exercise price of $0.77 per share.On June 28, 2017, $52 in short-term loans that was received from the related party was converted into one of the Series C Units (See Note 9).

15. SEGMENT, CUSTOMERS AND GEOGRAPHICAL INFORMATION

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

DIGITAL POWER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
JUNE 30, 2017
U.S. dollars in thousands, except share and per share data

	Six months ended June 30, 2017 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$2,329	$1,121	$—	$3,450
Inter-segment revenues	$37	$—	$(37)	$—
Total revenues	$2,366	$1,121	$(37)	$3,450

Depreciation and amortization expense	$43	$37	$—	$80

Operating income (loss)	$(2,140)	$(91)	$—	$(2,231)

Other income, net				$(614)

Net loss attributable to non-controlling interest				$112

Net income (loss)				$(2,733)

Capital expenditures for segment assets, as of June 30, 2017	$8	$13	$—	$21

Identifiable assets as of June 30, 2017	$12,315	$1,666	$—	$13,981

	Six months ended June 30, 2016 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$2,160	$1,617	$—	$3,777
Inter-segment revenues	$62	$—	$(62)	$—
Total revenues	$2,222	$1,617	$(62)	$3,777

Depreciation and amortization expense	$38	$45	$—	$83

Operating income (loss)	$(181)	$(8)	$—	$(189)

Interest income, net				$62

Net income (loss)				$(127)

Capital expenditures for segment assets, as of June 30, 2016	$23	$51	$—	$74

Identifiable assets as of June 30, 2016	$2,157	$2,407	$—	$4,564

DIGITAL POWER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
JUNE 30, 2017
U.S. dollars in thousands, except share and per share data

	Three months ended June 30, 2017 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$1,316	$506	$—	$1,822
Inter-segment revenues	$12	$—	$(12)	$—
Total revenues	$1,328	$506	$(12)	$1,822

Depreciation and amortization expense	$27	$20	$—	$47

Operating income (loss)	$(1,396)	$(48)	$—	$(1,444)

Interest expense, net				$(407)

Net loss attributable to non-controlling interest				$112

Net income (loss)				$(1,739)

Capital expenditures for segment assets, as of June 30, 2017	$8	$11	$—	$19

Identifiable assets as of June 30, 2017	$12,315	$1,666	$—	$13,981

	Three months ended June 30, 2016 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$1,212	$852	$—	$2,064
Inter-segment revenues	$6	$—	$(56)	$—
Total revenues	$1,268	$852	$(56)	$2,064

Depreciation and amortization expense	$19	$24	$—	$43

Operating income (loss)	$33	$(22)	$—	$11

Other income, net				$55

Net income (loss)				$66

Capital expenditures for segment assets, as of June 30, 2016	$—	$3	$—	$3

Identifiable assets as of June 30, 2016	$2,157	$2,407	$—	$4,564

DIGITAL POWER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
JUNE 30, 2017
U.S. dollars in thousands, except share and per share data

The following table provides the percentage of total revenues attributable to a single customer from which 10% or more of total revenues are derived:

	For the three months ended June 30, 2017		For the six months ended June 30, 2017

	Total Revenues		Total Revenues
	by Major	Percentage of	by Major	Percentage of
	Customers	Total Company	Customers	Total Company
	(in thousands)	Revenues	(in thousands)	Revenues
Customer A	$320	19%	$629	18%

	For the three months ended June 30, 2016		For the six months ended June 30, 2016

	Total Revenues		Total Revenues
	by Major	Percentage of	by Major	Percentage of
	Customers	Total Company	Customers	Total Company
	(in thousands)	Revenues	(in thousands)	Revenues
Customer A	$443	21%	$768	20%
Customer B	$287	14%	$—	—

Revenue from Customer A was attributable to Digital Power and revenue from Customer B and C attributable to DP Limited.

For the three and six months ended June 30, 2017 and 2016, total revenues from external customers divided on the basis of the Company’s product lines are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Revenues:
Commercial products	$1,083	$1,413	$2,023	$2,460
Defense products	739	651	1,427	1,317
Total revenues	$1,822	$2,064	$3,450	$3,777

Financial data relating to geographic areas:

The Company’s total revenues are attributed to geographic areas based on the location. The following table presents total revenues for the three and six months ended June 30, 2017 and 2016. Other than as shown, no foreign country contributed materially to revenues or long-lived assets for these periods:

DIGITAL POWER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
JUNE 30, 2017
U.S. dollars in thousands, except share and per share data

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Revenues:
North America	$1,184	$1,287	$2,180	$2,226
Europe	386	490	901	1,244
South Korea	116	287	219	297
Other	136	-	150	10
Total revenues	$1,822	$2,064	$3,450	$3,777

16. SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2017 and has determined that it does not have any material subsequent events to disclose in these financial statements except for the following.

On July 6, 2017, the Company received funding as a result of entering into two Agreements for the Purchase and Sale of Future Receipts with TVT Capital LLC pursuant to which the Company sold in the aggregate $1,091,220 in Future Receipts of the Company for $780,000. Under the terms of the agreements, the Company will be obligated to pay the initial daily amount of $5,456.50 which represents the product of the Company’s average monthly sales times 15% divided by the average business days in a calendar month until the $1,091,220 has been paid in full. The term Future Receipts means cash, check, ACH, credit card, debit card, bank card, charged card or other form of monetary payment.

On July 24 2017, we entered into subscription agreements with six investors, and on July 25, 2017 we entered into securities purchase agreements (the “Securities Purchase Agreement”) with an institutional investor, under which we agreed to issue and sell in the aggregate 851,363 shares of common stock to the investors at $0.55 per share for an aggregate purchase price of $468,250. Of the aggregate purchase price of $468,250, $345,250 will be paid in cash and $123,000 will be in consideration for the cancellation of debt of the Company.

In a concurrent private placement, we agreed to sell to the institutional investor warrants to purchase an aggregate of 163,636 shares of the Company’s common stock, no par value per share (“Common Stock”), at an exercise price equal to $0.55 per share (“Warrant”) (the “Private Placement”).

We expect to receive aggregate net cash proceeds, after deducting estimated expenses related to the registered direct offering and the private placement, in the amount of approximately $335,250. We intend to use the net proceeds from this offering to pay off a convertible note in the aggregate of $125,000 and certain expenses related thereto. The remaining balance will be used for working capital.

On July 28 2017, we entered into an Exchange Agreement with an institutional investor who is an owner of (i) a convertible note in the principal amount of $125,000 (“Convertible Note”) dated April 17, 2017, and due June 2, 2017 and in which the principal is convertible into shares of common stock at $0.75 per share; and (ii) a warrant dated April 17, 2017 to purchase 83,334 shares of our common stock at $0.90 (“Prior Warrant”). Under the terms of the Exchange Agreement, we agreed to exchange (i) the Convertible Note for three new promissory notes in the principal amounts of $110,000 due August 1, 2017; $35,000 due August 1, 2017; and $34,000 due August 8, 2017 (individually an Exchange Note and collectively the Exchange Notes) and (ii) the Prior Warrant for a new Warrant (“Exchange Warrant”) to purchase 83,334 shares of common stock at $0.55 per share.

Concurrent with entering into the Exchange Agreement, the institutional investor entered into a subscription agreement under which we agreed to issue and sell in a registered direct offering 200,000 shares of common stock at $0.55 per share for an aggregate purchase price of $110,000 (“Registered Direct Offering”). The 200,000 shares of common stock will be purchased through the cancellation of the Exchange Note in the principal amount of $110,000.

DIGITAL POWER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
JUNE 30, 2017
U.S. dollars in thousands, except share and per share data

In addition, in a concurrent private placement (the “Private Placement”), the institutional investor entered into a separate securities purchase agreement under which we agreed to issue and sell 63,600 shares of common stock at $0.55 per share for an aggregate of purchase price of $35,000. The 63,600 shares of common stock will be purchased through the cancellation of the Exchange Note in the principal amount of $35,000. Further, we issued a warrant to purchase 120,000 shares of common stock at $0.55 per share (“Warrant”).

On August 3, 2017, the Company entered into a Securities Purchase Agreement (“Agreement”) to sell a 12% Convertible (“Convertible Note”) and a warrant to purchase 666,666 shares of common stock to an accredited investor (the “Investor”). The principal of the Convertible Note may be converted into shares of common stock at $0.55 per share and under the terms of the Warrant, up to 666,666 shares of common stock may be purchased at an exercise price of $0.70 per share.

The Convertible Note is in the principal amount of $400,000 and was sold for $360,000, bears interest at 12% simple interest on the principal amount, and is due on August 13, 2018. Interest only payments are due on a quarterly basis and the principal is due on August 3, 2018. The principal may be converted into shares of the Company’s common stock at $0.55 per share.

On August 3, 2017, Coolisys Technologies, Inc., a Delaware corporation and wholly owned subsidiary of the Company, entered into a Securities Purchase Agreement (“Agreement”) to acquire all of the outstanding Membership Interests of Power-Plus Technical Distributors, LLC, a California limited liability company. Power-Plus Technical Distributors is an industrial distributor of value added power supply solutions, UPS systems, fans, filters, line cords, and other power-related components. For the year ended December 31, 2016, Power-Plus Technical Distributor generated revenues of approximately $2,200.

Under the terms of the Agreement, Coolisys Technologies will acquire all of the Membership Interests of Power-Plus Technical Distributors for the purchase price of $850,000. The purchase price of $850,000 will be paid by (i) the assumption of loans (or pay off of such loans) in the approximate amount of $198,000; (ii) a two year promissory note in the amount of $255,000 payable in 24 monthly installments; and (iii) cash at closing of approximately $397,000. The closing of the acquisition of the Membership Interests in Power-Plus Technical Distributors is subject to certain conditions including entering into agreements with Power-Plus Technical Distributors’ banks to allow Coolisys Technologies to assume such loans or payoff such loans. It is anticipated that the closing will occur on or around September 1, 2017.

On August 10, 2017, Digital Power Corporation, a California corporation (the “Company”), entered into Securities Purchase Agreements (“Agreements”) with five institutional investors (the “Investors”) to sell for an aggregate purchase price of $800,000, 10% Senior Convertible Promissory Notes (“Convertible Notes”) with an aggregate principal face amount of $880,000 and warrants to purchase an aggregate of 1,466,667 shares of common stock. The principal of the Convertible Notes and interest earned thereon may be converted into shares of common stock at $0.60 per share and under the terms of the Warrant, up to 1,466,667 shares of common stock may be purchased at an exercise price of $0.66 per share.

The Convertible Notes are in the aggregate principal amount of $880,000 and were sold for $800,000 and bear simple interest at 10% on the principal amount, and principal and interest are due on February 10, 2018. Subject to certain beneficial ownership limitations, each Investor may convert the principal amount of the Convertible Note and accrued interest earned thereon at any time into shares of common stock at $0.60 per share. The conversion price of the Convertible Notes is subject to adjustment for customary stock splits, stock dividends, combinations or similar events.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this quarterly report, the “Company,” “Digital Power,” “we,” “us” and “our” refer to Digital Power Corporation, a California corporation, our wholly-owned subsidiary, Digital Power Limited and our majority owned subsidiary, Microphase Corporation.

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

We were originally a solution-driven organization that designs, develops, manufactures and sells high-grade customized and flexible power system solutions for the the medical, military, telecom and industrial markets.  Although we intend to seek growth through acquisitions, we will continue to focus on high-grade and custom product designs for the commercial, medical and military/defense markets, where customers demand high density, high efficiency and ruggedized products to meet the harshest and/or military mission critical operating conditions.

We have operations located in Europe through our wholly-owned subsidiary, Digital Power Limited ("DP Limited"), Salisbury, England, which operates under the brand name of “Gresham Power Electronics” (“Gresham”).  DP Limited designs, manufactures and sells power products and system solutions mainly for the European marketplace, including power conversion, power distribution equipment, DC/AC (Direct Current/Active Current) inverters and UPS (Uninterrupted Power Supply) products. Our European defense business is specialized in the field of naval power distribution products.

On June 2, 2017, Digital Power purchased 56.4% of the outstanding equity interests of Microphase Corporation (the “Microphase”). Microphase is a design-to-manufacture original equipment manufacturer (“OEM”) industry leader delivering world-class radio frequency (“RF”) and microwave filters, diplexers, multiplexers, detectors, switch filters, integrated assemblies and detector logarithmic video amplifiers (“DLVA”) to the military, aerospace and telecommunications industries. Microphase is headquartered in Shelton, Connecticut.

We are a California corporation formed in 1969 and located in the heart of the Silicon Valley at 48430 Lakeview Blvd, Fremont, California 94538-3158.  Our phone number is 510-657-2635 and our website address is www.digipwr.com.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2017 COMPARED TO THREE MONTHS ENDED JUNE 30, 2016

Revenues

Our revenues decreased by $242 or 5.0% to $1,822 for the three months ended June 30, 2017, from $2,064 for the three months ended June 30, 2016. The decrease in revenue was primarily the result of a decrease in shipments from commercial and military products manufactured by the Company’s European operation in Gresham, U.K. (“DP Limited”). The decrease attributed to DP Limited was partially offset by our acquisition of a majority interest in Microphase. On June 2, 2017, we acquired 56.4% of the outstanding equity interests of Microphase. As such, our consolidated revenues include those revenues generated by Microphase during the period from June 3, 2017 to June 30, 2017, in the amount of $223.

Revenues from our U.S. operations increased by 8.6% to $1,316 for the three months ended June 30, 2017, from $1,212 for the three months ended June 30, 2016. As previously noted, our consolidated revenues include $223 in revenues generated by Microphase. If we had not closed on our acquisition of Microphase, then revenues from our U.S. operations would have been $1,093, a decrease of 9.8%. The slight decrease in revenues from our U.S. operations is attributed to a decrease in sales of our legacy products.

Revenues from our European operations of DP Limited decreased by 40.6% to $506 for the three months ended June 30, 2017, from $852 for the three months ended June 30, 2016. The decrease was primarily attributable to a decrease of military and commercial products sales and the impact of a weakening of the British Pound and Euro against the USD. The decline in commercial product sales was mainly attributed to standard commodity products. The decline in military product sales was attributed to technical changes in design of one of our development contracts.

Gross Margins

Gross margins increased to 40.1% for the three months ended June 30, 2017 compared to 36.5% for the three months ended June 30, 2016. The increase in gross margins was mainly attributable to the increase in sales of our commercial products sold in our U.S. operations, which have greater gross margins, combined with the decrease in sales from our European operations.

Engineering and Product Development

Engineering and product development expenses increased by $95 to $265 for the six months ended June 30, 2017 from $170 for the three months ended June 30, 2016. The increase is partly attributed to our acquisition of Microphase, which reported $55 in engineering and product development expenses. The remaining increase was primarily related to an increase in direct manpower cost from the addition of a new Head of Engineering and Technology, a highly-compensated position that was created during the fourth quarter of 2016.

Selling and Marketing

Selling and marketing expenses were $327 for the three months ended June 30, 2017 compared to $233 for the three months ended June 30, 2016, an increase of $94. Our acquisition of Microphase accounted for $9 of the increase in selling and marketing expenses. The remaining increase is attributed to an increase in personnel costs directly attributed to sales and marketing personnel at Digital Power’s U.S. based operations. Beginning in December 2016 and throughout the quarter ended March 31, 2017, we augmented our sales and marketing team with the addition of a Vice President of Business Development and two regional sales managers. During the three months ended June 30, 2016, the services of our current Chief Executive Officer were reported within selling and marketing expenses due to the significant amount of time in which he devoted to the sales process. The increase in the headcount of our sales and marketing team allowed our CEO to spend the majority of his time on general corporate matters related to our restructuring and expansion. As such, during the three months ended June 30, 2017, the salary of our Chief Executive officer, which is $300 per year, was reported within general and administrative expenses. The increase in selling and marketing expenses is attributed to the increase in salaries and benefits and travel related costs for the three new sales and marketing positions and partially offset by the allocation of our Chief Executive Officer’s salary to general and administrative expense.

General and Administrative

General and administrative expenses were $1,582 for the three months ended June 30, 2017 compared to $340 for the three months ended June 30, 2016, an increase of $1,242. Our acquisition of Microphase accounted for $167 of the increase in general and administrative expenses. The adjusted increase of $1,075 from the comparative prior period was mainly due to higher stock based compensation expenses, an increase in legal and audit costs, an increase in investor relationship costs and hiring of additional consultants to build an infrastructure in anticipation of our future growth and the allocation of our Chief Executive Officer’s salary to general and administrative expense. The remaining increase in general and administrative expenses is due to various costs, none of which are significant individually.

•
In aggregate, we incurred $595 of stock-based compensation during the three months ended June 30, 2017. Of this amount, $572 was from issuances of equity based awards pursuant to our Plans and $23 was from a warrant award which was issued outside the Plans. It has been our policy to allocate the majority of stock based compensation to general and administrative expense. During the three months ended June 30, 2016 and 2017, and inclusive of equity based awards issued outside the Plans, we recorded $36 and $580, respectively, of stock-based compensation in general and administrative expense.

•
We experienced an aggregate increase of $189 in audit and legal fees due to an overall increase in the operations conducted and the level of complexity and significant number of the transactions entered into during the six months ended June 30, 2017.

•
Beginning during the quarter ended December 31, 2016, we spent significant effort on expanding our investor base and on hiring additional consultants to assist building an infrastructure to support our anticipated growth. As a result, we experienced an increase of $161 in costs attributed to investor relations and other consulting fees.

•
Finally, during the three months ended June 30, 2016, our Chief Executive Officer’s salary was reflected in selling and marketing expenses. As discussed above, our current practice is to record the salary and benefits of our Chief Executive Officer to general and administrative expense.

Interest (expense) income, net

Interest expense, net was $407 for the three months ended June 30, 2017 compared to income of $55 for the three months ended June 30, 2016. The increase in interest expense for the three months ended June 30, 2017 is primarily related to debt discount, in the aggregate amount of $392, resulting from the issuance of warrants in conjunction with the sale of debt instruments $870. During the three months ended June 30, 2017, as a result of these issuances, non-cash interest expense of $392 was recorded from the amortization of debt discount and debt financing costs. The remaining increase in interest expense, net, was due to an increase in the amount of the Company’s total borrowings. At June 30 2017, the outstanding balance of the Company’s convertible notes payable and notes payable was $2,565. Conversely, at June 30, 2016, the Company did not have any outstanding convertible notes payable or notes payable. Interest expense was partially offset by interest income and the accretion of original issue discount on the AVLP 12% Secured Convertible Note of $66.

Operating Loss

         The Company recorded an operating loss of $1,444 for the three months ended June 30, 2017 compared to operating income of $11 for the three months ended June 30, 2016. The increase in operating loss is mostly attributable from the increase of general and administrative expenses.

Net Loss

          The Company recorded a net loss of $1,851 for the three months ended June 30, 2017 compared to a net income of $66 for the three months ended June 30, 2016 as a result of the aforementioned changes.

SIX MONTHS ENDED JUNE 30, 2017 COMPARED TO SIX MONTHS ENDED JUNE 30, 2016

Our revenues decreased by $327 or 8.7% to $3,450 for the six months ended June 30, 2017, from $3,777 for the six months ended June 30, 2016. The decrease in revenue was primarily the result of a decrease in shipments from commercial and military products manufactured by the Company’s European operation in Gresham, U.K. (“DP Limited”). The decrease attributed to DP Limited was partially offset by our acquisition of a majority interest in Microphase. On June 2, 2017, we acquired 56.4% of the outstanding equity interests of Microphase. As such, our consolidated revenues include those revenues generated by Microphase during the period from June 3, 2017 to June 30, 2017, in the amount of $223.

Revenues from our U.S. operations increased by 7.8% to $2,329 for the six months ended June 30, 2017, from $2,160 for the six months ended June 30, 2016. As previously noted, our consolidated revenues include $223 in revenues generated by Microphase. If we had not closed on our acquisition of Microphase, then revenues from our U.S. operations would have been $2,106, a decrease of 2.5%. The slight decrease in revenues from our U.S. operations is attributed to a decrease in sales of our legacy products.

Revenues from our European operations of DP Limited decreased by 30.7% to $1,121 for the six months ended June 30, 2017, from $1,617 for the six months ended June 30, 2016. The decrease was primarily attributable to a decrease of military and commercial products sales and the impact of a weakening of the British Pound and Euro against the USD. The decline in commercial product sales was mainly attributed to standard commodity products. The decline in military product sales was attributed to technical changes in design of one of our development contracts.

Gross Margins

Gross margins increased to 41.7% for the six months ended June 30, 2017 compared to 36.4% for the six months ended June 30, 2016. The increase in gross margins was mainly attributable to the increase in sales of our commercial products sold in our U.S. operations, which have greater gross margins, combined with the decrease in sales from our European operations.

Engineering and Product Development

Engineering and product development expenses increased by $128 to $492 for the six months ended June 30, 2017 from $364 for the six months ended June 30, 2016. The increase is partly attributed to our acquisition of Microphase, which reported $55 in engineering and product development expenses. The remaining increase is attributed to an $81 increase in personnel costs directly attributed to engineering and product development at Digital Power’s U.S. based operations. During the fourth quarter of 2016, as part of its growth plan, Digital Power hired a new Head of Engineering and Technology, a highly-compensated position.

Selling and Marketing

Selling and marketing expenses were $622 for the six months ended June 30, 2017 compared to $488 for the six months ended June 30, 2016, an increase of $134. Our acquisition of Microphase accounted for $9 of the increase in selling and marketing expenses. The remaining increase is attributed to an increase in personnel costs directly attributed to sales and marketing personnel at Digital Power’s U.S. based operations. Beginning in December 2016 and throughout the quarter ended March 31, 2017, we augmented our sales and marketing team with the addition of a Vice President of Business Development and two regional sales managers. During the six months ended June 30, 2016, the services of our current Chief Executive Officer were reported within selling and marketing expenses due to the significant amount of time in which he devoted to the sales process. The increase in the headcount of our sales and marketing team allowed our CEO to spend the majority of his time on general corporate matters related to our restructuring and expansion. As such, during the six months ended June 30, 2017, the salary of our Chief Executive officer, which is $300 per year, was reported within general and administrative expenses. The increase in selling and marketing expenses is attributed to the increase in salaries and benefits and travel related costs for the three new sales and marketing positions and partially offset by the allocation of our Chief Executive Officer’s salary to general and administrative expense.

General and Administrative

General and administrative expenses were $2,555 for the six months ended June 30, 2017 compared to $711 for the six months ended June 30, 2016, an increase of $1,844. Our acquisition of Microphase accounted for $167 of the increase in general and administrative expenses. The adjusted increase of $1,677 from the comparative prior period was mainly due to higher stock based compensation expenses, an increase in legal and audit costs, an increase in investor relationship costs and hiring of additional consultants to build an infrastructure in anticipation of our future growth and the allocation of our Chief Executive Officer’s salary to general and administrative expense. The remaining increase in general and administrative expenses is due to various costs, none of which are significant individually.

•
In aggregate, we incurred $752 of stock-based compensation during the six months ended June 30, 2017. Of this amount, $696 was from issuances of equity based awards pursuant to our Plans and $56 was from restricted stock and warrant awards which were issued outside the Plans. It has been our policy to allocate the majority of stock based compensation to general and administrative expense. During the three months ended June 30, 2016 and 2017, and inclusive of equity based awards issued outside the Plans, we recorded $73 and $651, respectively, of stock-based compensation in general and administrative expense.

•
We experienced an aggregate increase of $318 in audit and legal fees due to an overall increase in the operations conducted and the level of complexity and significant number of the transactions entered into during the six months ended June 30, 2017.

•
Beginning during the quarter ended December 31, 2016, we spent significant effort on expanding our investor base and on hiring additional consultants to assist building an infrastructure to support our anticipated growth. As a result, we experienced an increase of $376 in costs attributed to investor relations and other consulting fees.

•
Finally, during the six months ended June 30, 2016, our Chief Executive Officer’s salary was reflected in selling and marketing expenses. As discussed above, our current practice is to record the salary and benefits of our Chief Executive Officer to general and administrative expense.

Interest (expense) income, net

Interest expense, net was $614 for the six months ended June 30, 2017 compared to income of $62 for the six months ended June 30, 2016. The increase in interest expense for the six months ended June 30, 2017 is primarily related to debt discount, in the aggregate amount of $392, resulting from the issuance of warrants in conjunction with the sale of debt instruments of $3,254. During the six months ended June 30, 2017, as a result of these issuances, non-cash interest expense of $592 was recorded from the amortization of debt discount and debt financing costs. The remaining increase in interest expense, net, was due to an increase in the amount of the Company’s total borrowings. Interest expense was partially offset by interest income and the accretion of original issue discount on the AVLP 12% Secured Convertible Note of $101.

Operating Loss

The Company recorded an operating loss of $2,231 for the six months ended June 30, 2017 compared to an operating loss of $189 for the six months ended June 30, 2016. The increase in operating loss is mostly attributable from the increase of general and administrative expenses.

Net Loss

The Company recorded a net loss of $2,845 for the six months ended June 30, 2017 compared to a net loss of $127 for the six months ended June 30, 2016 as a result of the aforementioned changes.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2017, we had cash and cash equivalents of $443. This compares with cash and cash equivalents of $996 at December 31, 2016. The decrease in cash and cash equivalents was primarily due to  cash used in operating and investing activities in excess of funds provided by financing activities.

Net cash used in operating activities totaled $1,173 for the six months ended June 30, 2017, compared to net cash provided by operating activities of $134 for the six months ended June 30, 2016. During the six months ended June 30, 2017, the decrease in net cash provided by operating activities compared to the six months ended June 30, 2016 was mainly due to the 2017 six months loss of $2,845. The net loss was partially offset by non-cash charges, the amortization of debt discount of $592 and stock-based compensation of $752, and decreases in our accounts receivable of $651 and inventories of $216.

Net cash used in investing activities was $2,132 for the six months ended June 30, 2017 compared to $74 for the six months ended June 30, 2016. The increase of the net usage of cash from investing activities was primarily related to the investment in AVLP.

Net cash provided by financing activities was $2,711 and nil for the six months ended June 30, 2017 and 2016, respectively. The financing activities related to the sale of 500,000 shares of common stock for net proceeds of $227, gross proceeds from the Company’s debt financings of $2,954 and payments on a revolving credit facility of $268.

Historically, the Company has financed its operations principally through issuances of convertible debt, promissory notes and equity securities. During 2017, as reflected below, the Company continues to successfully obtain additional equity and debt financing and in restructuring existing debt. The following financings transactions were consummated during 2017:

•
In February 2017, the Company issued demand promissory notes and warrants to purchase 333,333 shares of common stock at $ 0.70 per share for aggregate proceeds of $400. Further in February 2017, the holders of $400 in demand promissory notes agreed to extinguish their $400 of debt by cancelling their notes to purchase 666,667 shares of common stock of the Company at $0.60 per share.

•
On March 9, 2017, the Company entered into a Preferred Stock Purchase Agreement with Philou Ventures LLC (“Philou”), a related party, pursuant to which Philou was granted the right to invest up to $5,000 in the Company through the purchase of Series B Preferred Stock over a term of 36 months.   On March 24, 2017, Philou purchased 25,000 shares of Series B Preferred Stock pursuant to the Preferred Stock Purchase Agreement in consideration of cancellation of Company debt of $250 due to MCKEA, an affiliate of Philou. On May 5, 2017, Philou purchased an additional 50,000 shares of Series B Preferred Stock pursuant to the Preferred Stock Purchase Agreement for $500.

•	On March 15, 2017, the Company entered into a subscription agreement with one investor for the sale of 500,000 shares of common stock at $0.60 per share for the aggregate purchase price of $300.

•	On March 20, 2017, the Company issued $250 in demand promissory note to one of the Company's shareholders.

•
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

•
On April 17, 2017, the Company entered into two 7% convertible notes (the “7% Convertible Notes”) in the aggregate principal amount of $250. The 7% Convertible Notes accrue interest at 7% simple interest on the principal amount and were due on June 2, 2017. The 7% Convertible Notes were not repaid on the maturity date and as such were in default at June 30, 2017. During July 2017, these two 7% Convertible Notes were repaid (See Note 16).

•
On April 26, 2017, the Company entered into a 7% convertible note in the aggregate principal amount of $104. On June 28, 2017, the noteholder converted the outstanding balance into 189,091 shares of Digital Power’s common stock.

•
Between May 5, 2017 and June 30, 2017, the Company received additional short-term loans of $140 from four accredited investors of which $75 was from the Company’s corporate counsel, a related party. As additional consideration, the investors received five-year warrants to purchase 224,371 shares of common stock at a weighted average exercise price of $0.77 per share.During June 2017, the holders of $55 of these short-term loans agreed to cancel their notes for the purchase of 100,001 shares of the Digital Power’s common stock at a price of $0.55 per share. An additional $52 in short-term loans from the related party was converted into one of the Series C Units.

•
Between May 24, 2017 and June 19, 2017, Digital Power entered into subscription agreements (the “Series C Subscription Agreement”) with approximately twenty accredited investors (the “Series C Investors”) in connection with the sale of twenty-one Units at a purchase price of $52 per Unit raising in the aggregate $1,092 with each Unit consisting of Series C Preferred Stock and Warrants.

•
Between July 1, 2017 and August 17, 2017, the Company received net cash proceeds of $1,505 from issuances of the Company’s debt and equity securities. Further, $268 in convertible notes were exchanged for shares of the Company’s common stock.

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

Based on the above, these matters raise substantial doubt about the Company’s ability to continue as a going concern.

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
2.1
Share Exchange Agreement by and among Digital Power Corporation, Microphase Corporation, Microphase Holding Company, RCKJ Trust, Ergul Family Limited Partnership, To Hong Yam and Eagle Advisers, LLC, dated as of April 28, 2017 (Incorporated by reference to Exhibit 2.1 of the Company’s current report filed on Form 8-K with the Securities and Exchange Commission on May 3, 2017)

3.1
Amended and Restated Articles  of  Incorporation  of  Digital  Power Corporation  (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 16, 1996)

3.2
Certificate of Amendment to Articles  of  Incorporation  of  Digital  Power Corporation  (Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 16, 1996)

3.3
Certificate of Amendment to Articles  of  Incorporation  of  Digital  Power Corporation  (Incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2013)

3.4
Bylaws of Digital Power Corporation (Incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 16, 1996)

3.5	Form of Series C Certificate of Determination (Incorporated by reference to Exhibit 3.1 of the Company’s current report filed on Form 8-K with the Securities and Exchange Commission on May 3, 2017)
3.6	Form of Series D Certificate of Determination (Incorporated by reference to Exhibit 3.1 of the Company’s current report filed on Form 8-K with the Securities and Exchange Commission on May 3, 2017)
3.7	Form of Series E Certificate of Determination (Incorporated by reference to Exhibit 3.2 of the Company’s current report filed on Form 8-K with the Securities and Exchange Commission on May 3, 2017)
10.1
Preferred Stock Purchase Agreement date March 9, 2017 between Digital Power Corporation, and Philou Ventures, LLC. (Incorporated by reference to Exhibit 10.1 of the Company’s current report filed on Form 8-K with the Securities and Exchange Commission on March 9, 2017)

31.1*	Certification of Chief Executive and Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of Chief Executive and Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated:  August 21, 2017

Digital Power Corporation

By:	/s/ Amos Kohn
Amos Kohn
President, Chief Executive and Financial Officer and Principal Accounting Officer