Form 10-Q/A
period 2017-06-30
DIGITAL POWER CORP
filed 2017-11-14
CIK 896493

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Amendment #1
FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Digital Power Corporation (the “Company”) for the six months ended June 30, 2017 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on August 21, 2017. This Report only amends and restates Item 1 and Item 4 of Part I of the Original Report to reflect the restatement. The foregoing items have not been updated to reflect other events occurring after the date of the Original Report, or to modify or update those disclosures affected by subsequent events. In addition, the exhibit list in Item 6 has not been updated except that currently dated certification from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are filed with this Form 10-Q/A as Exhibit 31.1 and 32.1. The Amendment is being filed to include the correct classification of a related party transaction in an investment in a property as a non-current asset as opposed to a current asset and to include additional information on certain subsequent event transactions included in the Company’s Notes to Interim Condensed Consolidated Financial Statements (Unaudited).

DIGITAL POWER CORPORATION

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2017 (Unaudited) and December 31, 2016	1-2

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2017 and 2016 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 (Unaudited)	4-5

	Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	6 - 37

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	44

Item 4.	Controls and Procedures	44

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3.	Defaults Upon Senior Securities	46
Item 4.	Reserved	46
Item 5.	Other Information	46
Item 6.	Exhibits	47

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

DIGITAL POWER CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands

	June 30,
	2017 (Restated)	December 31, 2016
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$443	$996
Accounts receivable, net	1,253	1,439
Inventories, net	1,609	1,122
Prepaid expenses and other current assets	359	285
TOTAL CURRENT ASSETS	3,664	3,842

Restricted cash	100	—
Intangible assets	93	—
Goodwill	6,002	—
Property and equipment, net	623	570
Investments - related parties, net of original issue discount of $103
and $45, respectively	2,582	1,036
Other investments, related party	698	—
Deposits and loans	219	24
TOTAL ASSETS	$13,981	$5,472

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$2,835	$1,231
Accounts payable and accrued expenses, related party	100	—
Revolving credit facility	612	—
Notes payable	1,247	250
Notes payable, related parties	278	—
Convertible notes payable	250	—
Other current liabilities	427	398
TOTAL CURRENT LIABILITIES	5,749	1,879

LONG TERM LIABILITIES
Notes payable	569	—
Notes payable, related parties	128	—
Convertible notes payable, related party, net of discount of $408
and $496, respectively, at June 30, 2017 and December 31, 2016	122	34

TOTAL LIABILITIES	$6,568	$1,913

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL POWER CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
U.S. dollars in thousands

	June 30,
	2017 Restated	December 31, 2016
	(Unaudited)

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY

Series A Redeemable Convertible Preferred Stock, no par value –	—	—
500,000 shares authorized; nil shares issued and outstanding at
June 30, 2017 and December 31, 2016
Series B Redeemable Convertible Preferred Stock, $10 stated value per	—	—
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

DIGITAL POWER CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHNSIVE LOSS (Unaudited)
U.S. dollars in thousands, except per share data

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017 Restated	2016	2017 Restated	2016

Revenue	$1,822	$2,064	$3,450	$3,777
Cost of revenue	1,092	1,310	2,012	2,403
Gross profit	730	754	1,438	1,374

Operating expenses
Engineering and product development	265	170	492	364
Selling and marketing	327	233	622	488
General and administrative	1,582	340	2,555	711
Total operating expenses	2,174	743	3,669	1,563

Loss from operations	(1,444)	11	(2,231)	(189)

Interest (expense) income, net	(407)	55	(614)	62

Net loss	$(1,851)	$66	$(2,845)	$(127)

Less: Net loss attributable to non-controlling interest	112	—	112	—

Net loss attributable to Digital Power Corp	(1,739)	66	(2,733)	(127)

Preferred deemed dividends	(319)	—	(319)	—
Preferred dividends	(8)	—	(8)	—

Loss available to common shareholders	$(2,066)	$66	$(3,060)	$(127)

Basic and diluted net loss per common share	$(0.20)	$0.01	$(0.32)	$(0.02)

Basic and diluted weighted average common shares outstanding	10,467,658	6,775,971	9,430,945	6,775,971

Comprehensive Loss
Loss available to common shareholders	$(2,066)	$66	$(3,060)	$(127)
Other comprehensive income (loss)
Change in net foreign currency translation adjustments	78	(152)	99	(210)
Other comprehensive income (loss)	78	(152)	99	(210)
Total Comprehensive loss	$(1,988)	$(86)	$(2,961)	$(337)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL POWER CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
U.S. dollars in thousands

	For the Six Months Ended June 30,
	2017 Restated	2016

Cash flows from operating activities:
Net loss	$(2,845)	$(127)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	78	84
Amortization	2	—
Interest expense – debt discount	587	—
Accretion of original issue discount on notes receivable – related party	(19)	—
Interest expense on extinguishment of demand notes to common stock	13	—
Stock-based compensation	752	87
Changes in operating assets and liabilities:
Accounts receivable	651	4
Inventories	216	256
Prepaid expenses and other current assets	72	53
Other assets	(82)	—
Accounts payable and accrued expenses	(91)	(25)
Accounts payable, related parties	100	—
Other current liabilities	(307)	(198)

Net cash (used in) provided by operating activities	(873)	134

Cash flows from investing activities:
Purchase of property and equipment	(21)	(74)
Investments – related party	(1,527)	—
Related party investment in real property	(300)	—
Investments – others	(95)	—
Loan to third party	(489)	—

Net cash used in investing activities	(2,432)	(74)

Cash flows from financing activities:
Gross proceeds from sales of common stock and warrants	300	—
Proceeds from issuance of preferred stock	1,540	—
Financing cost in connection with sales of equity securities	(275)	—
Proceeds from convertible notes payable	354	—
Proceeds from notes payable – related party	350	—
Proceeds from notes payable	710	—
Payments on revolving credit facility, net	(268)	—

Net cash provided by financing activities	2,711	—

Effect of exchange rate on cash and cash equivalents	41	(89)

Net decrease in cash and cash equivalents	(553)	(29)

Cash and cash equivalents at beginning of period	996	1,241

Cash and cash equivalents at end of period	$443	$1,212

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL POWER CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)
U.S. dollars in thousands

	For the Six Months Ended June 30,
	2017 Restated	2016

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$32	$-

Non-cash investing and financing activities:
Cancellation of notes payable – related party into shares of common stock	$100	$-
Cancellation of notes payable into shares of common stock	$625	$-
Cancellation of note payable – related party into series B convertible preferred stock	$500	$-

In connection with the Company's acquisition of Microphase Corporation, equity instruments were issued and liabilities assumed during 2017 as follows:

Fair value of assets acquired	$7,893
Equity instruments issued	(1,451)
Minority interest	(945)
Liabilities assumed	$5,497

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

Restatement of Previously Issued Financial Statements

This Amendment amends the Quarterly Report on Form 10-Q of the Company for the six months ended June 30, 2017, that was originally filed with the U.S. Securities and Exchange Commission on August 21, 2017. This Amendment only amends and restates the misclassification of payments made towards the purchase of real property that were classified as a current asset in prepaid expense and which should have been recorded as a non-current asset and classified as Other investments, related party. The Company has restated its Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows to correct this misclassification. Further, this Amendment also includes certain additional disclosures in paragraphs 3, 4 and 17 of the Company’s Subsequent Events Note 16 to disclose the following additional subsequent events:  (i) the purchase of intellectual property for $81, (ii) the modification of certain terms of Microphase’s revolving credit facility and the guarantee by the Company of that facility and (iii) the existence of personal guarantees by the Company’s Executive Chairman for debt that was incurred after June 30, 2017. Finally, the Company has modified its disclosures in Item 4 of Part I to identify that certain material weaknesses were identified and that the existing disclosure controls and procedures were not effective.

2. LIQUIDITY, GOING CONCERN AND MANAGEMENT’S PLANS

As of June 30, 2017, the Company had cash and cash equivalent of $443, an accumulated deficit of $15,218 and a negative working capital of $2,085. The Company has incurred recurring losses and reported losses for the three and six months ended June 30, 2017, totaled $1,739 and $2,733, respectively.  In the past, the Company has financed its operations principally through issuances of convertible debt, promissory notes and equity securities. During 2017, as reflected below, the Company continues to successfully obtain additional equity and debt financing and in restructuring existing debt. The following financings transactions were consummated during 2017:

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

j.
During the three months ended June 30, 2017, our Chief Executive Officer Amos Kohn purchased certain real property that will serve as a facility for the Company’s business operations in Israel. The Company made $300,000 of payments to the seller of the property that will be applied to either (i) an ownership interest, that would be transferred to the Company upon the approval of certain governmental authorities that authorize foreign ownership of real property in Israel or (ii) a leasing arrangement providing for the Company’s use of the property should such authorization not be obtained. The payments are classified as Other investments, related party in the accompanying condensed consolidated balance sheet at June 30, 2017.

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

On July 6, 2017, the Company received funding as a result of entering into two Agreements for the Purchase and Sale of Future Receipts with TVT Capital LLC (“TVT Capital”) pursuant to which the Company sold in the aggregate $1,091 in Future Receipts of the Company for $780. Under the terms of the agreements, the Company will be obligated to pay the initial daily amount of $5, which represents the product of the Company’s average monthly sales times 15% divided by the average business days in a calendar month until the $1,091 has been paid in full. The term Future Receipts means cash, check, ACH, credit card, debit card, bank card, charged card or other form of monetary payment.

On July 7, 2017, the Company entered into an asset purchase agreement to acquire the intellectual property of Coolisys.com, consisting of the common law rights associated with the trademarks and name as well as the domain name and content of www.Coolisys.com. The aggregate purchase price of $81 was comprised of 50,000 shares of common stock, valued at $31 based on the closing price of the Common Stock on the date of the acquisition, and cash of $50.

On July 14, 2017, as a result of a notice that Microphase received from Gerber identifying several events of default under the terms of the Revolving Credit Facility, Microphase and Gerber entered into a Forbearance Agreement (See Note 8). The events of default were primarily related to, (i) the change in control that occurred on June 2, 2017, when Digital Power acquired a majority interest in Microphase, and (ii) borrowings under the Revolving Credit Facility exceeding the collateral borrowing base. The Forbearance agreement accelerated the repayment of $250 that was secured by eligible inventories and equipment, by an amount of $20 per week until such borrowings were repaid and required the Company to provide a corporate guarantee for amounts advanced under the Revolving Credit Facility, which guarantee was provided on July 20, 2017.

On July 24 2017, we entered into subscription agreements with six investors, and on July 25, 2017 we entered into securities purchase agreements (the “Securities Purchase Agreement”) with an institutional investor, under which we agreed to issue and sell in the aggregate 851,363 shares of common stock to the investors at $0.55 per share for an aggregate purchase price of $468. Of the aggregate purchase price of $468, $345 will be paid in cash and $123 will be in consideration for the cancellation of debt of the Company.

In a concurrent private placement, we agreed to sell to the institutional investor warrants to purchase an aggregate of 163,636 shares of the Company’s common stock, no par value per share (“Common Stock”), at an exercise price equal to $0.55 per share (“Warrant”) (the “Private Placement”).

We expect to receive aggregate net cash proceeds, after deducting estimated expenses related to the registered direct offering and the private placement, in the amount of approximately $335. We intend to use the net proceeds from this offering to pay off a convertible note in the aggregate of $125 and certain expenses related thereto. The remaining balance will be used for working capital.

On July 28 2017, we entered into an Exchange Agreement with an institutional investor who is an owner of (i) a convertible note in the principal amount of $125 (“Convertible Note”) dated April 17, 2017, and due June 2, 2017 and in which the principal is convertible into shares of common stock at $0.75 per share; and (ii) a warrant dated April 17, 2017 to purchase 83,334 shares of our common stock at $0.90 (“Prior Warrant”). Under the terms of the Exchange Agreement, we agreed to exchange (i) the Convertible Note for three new promissory notes in the principal amounts of $110 due August 1, 2017; $35 due August 1, 2017; and $34 due August 8, 2017 (individually an Exchange Note and collectively the Exchange Notes) and (ii) the Prior Warrant for a new Warrant (“Exchange Warrant”) to purchase 83,334 shares of common stock at $0.55 per share.

DIGITAL POWER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
JUNE 30, 2017
U.S. dollars in thousands, except share and per share data

Concurrent with entering into the Exchange Agreement, the institutional investor entered into a subscription agreement under which we agreed to issue and sell in a registered direct offering 200,000 shares of common stock at $0.55 per share for an aggregate purchase price of $110 (“Registered Direct Offering”). The 200,000 shares of common stock will be purchased through the cancellation of the Exchange Note in the principal amount of $110.

In addition, in a concurrent private placement (the “Private Placement”), the institutional investor entered into a separate securities purchase agreement under which we agreed to issue and sell 63,600 shares of common stock at $0.55 per share for an aggregate of purchase price of $35. The 63,600 shares of common stock will be purchased through the cancellation of the Exchange Note in the principal amount of $35. Further, we issued a warrant to purchase 120,000 shares of common stock at $0.55 per share (“Warrant”).

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

The Convertible Note is in the principal amount of $400 and was sold for $360, bears interest at 12% simple interest on the principal amount, and is due on August 13, 2018. Interest only payments are due on a quarterly basis and the principal is due on August 3, 2018. The principal may be converted into shares of the Company’s common stock at $0.55 per share.

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

Under the terms of the Agreement, Coolisys Technologies will acquire all of the Membership Interests of Power-Plus Technical Distributors for the purchase price of $850. The purchase price of $850 will be paid by (i) the assumption of loans (or pay off of such loans) in the approximate amount of $198; (ii) a two year promissory note in the amount of $255 payable in 24 monthly installments; and (iii) cash at closing of approximately $397. The closing of the acquisition of the Membership Interests in Power-Plus Technical Distributors is subject to certain conditions including entering into agreements with Power-Plus Technical Distributors’ banks to allow Coolisys Technologies to assume such loans or payoff such loans. It is anticipated that the closing will occur on or around September 1, 2017.

On August 10, 2017, Digital Power Corporation, a California corporation (the “Company”), entered into Securities Purchase Agreements (“Agreements”) with five institutional investors (the “Investors”) to sell for an aggregate purchase price of $800, 10% Senior Convertible Promissory Notes (“Convertible Notes”) with an aggregate principal face amount of $880 and warrants to purchase an aggregate of 1,466,667 shares of common stock. The principal of the Convertible Notes and interest earned thereon may be converted into shares of common stock at $0.60 per share and under the terms of the Warrant, up to 1,466,667 shares of common stock may be purchased at an exercise price of $0.66 per share.

The Convertible Notes are in the aggregate principal amount of $880 and were sold for $800 and bear simple interest at 10% on the principal amount, and principal and interest are due on February 10, 2018. Subject to certain beneficial ownership limitations, each Investor may convert the principal amount of the Convertible Note and accrued interest earned thereon at any time into shares of common stock at $0.60 per share. The conversion price of the Convertible Notes is subject to adjustment for customary stock splits, stock dividends, combinations or similar events.

DIGITAL POWER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
JUNE 30, 2017
U.S. dollars in thousands, except share and per share data

Between July 6, 2017 and August 21, 2017, Milton C. Ault, III, the Company’s Executive Chairman, personally guaranteed the repayment of (i) $1,091 to TVT Capital, (ii) $400 from the sale of the Convertible Note and (iii) $880 from the sale of the Convertible Notes. These personal guarantees were necessary to facilitate the consummation of these financing transactions. Mr. Ault’s payment obligations would be triggered if the Company failed to perform under these financing obligations. Our board of directors has agreed to compensate Mr. Ault for his personal guarantees. The amount of annual compensation for each of these guarantees, which will be in the form of non-cash compensation, is 2% of the amount of the obligation.

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

Net cash used in operating activities totaled $873 for the six months ended June 30, 2017, compared to net cash provided by operating activities of $134 for the six months ended June 30, 2016. During the six months ended June 30, 2017, the decrease in net cash provided by operating activities compared to the six months ended June 30, 2016 was mainly due to the 2017 six months loss of $2,845. The net loss was partially offset by non-cash charges, the amortization of debt discount of $592 and stock-based compensation of $752, and decreases in our accounts receivable of $651 and inventories of $216.

Net cash used in investing activities was $2,432 for the six months ended June 30, 2017 compared to $74 for the six months ended June 30, 2016. The increase of the net usage of cash from investing activities was primarily related to the investment in AVLP.

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

Our principal executive officer and principal financial officer, with the assistance of other members of the Company's management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report and has determined that our disclosure controls and procedures were not effective as of June 30, 2017 due to certain material weaknesses as described herein.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses:

(i)
a lack of sufficient internal accounting resources to provide reasonable assurance that information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and

(ii)	a lack of segregation of duties to ensure adequate review of financial statement preparation.

Planned Remediation

Management, in coordination with the input, oversight and support of our Board of Directors, has identified the measures below to strengthen our control environment and internal control over financial reporting.

Until such time as we hire a new Chief Financial Officer, the Chairman of the Audit Committee shall perform the following:

•	assists with documentation and implementation of policies and procedures and monitoring of controls,
•
reviews all anticipated transactions that are not considered in the ordinary course of business to assist in the early identification of accounting issues and ensure that appropriate disclosures are made in the Company’s financial statements.

We are currently working to improve and simplify our internal processes and implement enhanced controls, as discussed above, to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures.

Changes in Internal Controls over Financial Reporting.

During the most recent fiscal quarter 2017 there were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

3.5	Form of Series C Certificate of Determination (Incorporated by reference to Exhibit 3.1 of the Company’s current report filed on Form 8-K with the Securities and Exchange Commission on May 31, 2017)
3.6	Form of Series D Certificate of Determination (Incorporated by reference to Exhibit 3.1 of the Company’s current report filed on Form 8-K with the Securities and Exchange Commission on May 3, 2017)
3.7	Form of Series E Certificate of Determination (Incorporated by reference to Exhibit 3.2 of the Company’s current report filed on Form 8-K with the Securities and Exchange Commission on May 3, 2017)
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

Dated:  November 14, 2017

Digital Power Corporation

By:	/s/ Amos Kohn
Amos Kohn
President, Chief Executive and Financial Officer and Principal Accounting Officer