Form 10-Q
period 2017-09-30
DIGITAL POWER CORP
filed 2017-11-20
CIK 896493

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017

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

At November 17, 2017 the registrant had outstanding 15,817,393 shares of common stock.

DIGITAL POWER CORPORATION

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2017 (Unaudited) and December 31, 2016 (Audited)	1-2

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2017 and 2016 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 (Unaudited)	4-5

	Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	6 - 42

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	43

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	51

Item 4.	Controls and Procedures	51

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	52
Item 1A.	Risk Factors	52
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 3.	Defaults Upon Senior Securities	53
Item 4.	Reserved	54
Item 5.	Other Information	54
Item 6.	Exhibits	55

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Words such as "anticipates," "expects," "intends," "goals," "plans," "believes," "seeks," "estimates," "continues," "may," "will," “would,” "should," “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on management's expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout this report and our Annual Report on Form 10-K for the year ended December 31, 2016, particularly the "Risk Factors" sections of such reports. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission that disclose risks and uncertainties that may affect our business. The forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of November 20, 2017. In addition, the forward-looking statements in this Form 10-Q are made as of the date of this filing, and we do not undertake, and expressly disclaims any duty, to update such statements, whether as a result of new information, new developments or otherwise, except to the extent that disclosure may be required by law.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

DIGITAL POWER CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands, except shares and per share data

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$314	$996
Accounts receivable, net	2,892	1,439
Inventories, net	1,858	1,122
Prepaid expenses and other current assets	603	285
TOTAL CURRENT ASSETS	5,667	3,842

Intangible assets	420	—
Goodwill	6,490	—
Property and equipment, net	603	570
Investments - related parties, net of original issue discount of $127
and $45, respectively, at September 30, 2017 and December 31, 2016	3,782	1,036
Other investments	679	—
Other investments, related parties	354	—
Other assets	265	24
TOTAL ASSETS	$18,260	$5,472

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$5,460	$1,231
Accounts payable and accrued expenses, related party	104	—
Advances on future receipts, net of discount of $671	1,475	—
Revolving credit facility	310	—
Notes payable	1,609	—
Notes payable, related parties	274	250
Convertible notes payable, net	465	—
Other current liabilities	144	398
TOTAL CURRENT LIABILITIES	9,841	1,879

LONG TERM LIABILITIES
Notes payable	659	—
Notes payable, related parties	132	—
Convertible notes payable, related party, net of discount of $364
and $496, respectively, at September 30, 2017 and December 31, 2016	166	34

TOTAL LIABILITIES	$10,798	$1,913

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL POWER CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
U.S. dollars in thousands, except shares and per share data

	September 30,	December 31,
	2017	2016
	(Unaudited)

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY

Series A Redeemable Convertible Preferred Stock, no par value –	—	—
500,000 shares authorized; nil shares issued and outstanding at
September 30, 2017 and December 31, 2016
Series B Redeemable Convertible Preferred Stock, $10 stated value per	—	—
share, no par value – 500,000 shares authorized; 100,000 and nil shares issued and outstanding at September 30, 2017 and December 31,
2016, respectively (liquidation preference of $1,000 and nil at
September 30, 2017 and December 31, 2016, respectively)
Series C Redeemable Convertible Preferred Stock, $2.40 stated value	—	—
per share, no par value – 460,000 shares authorized; 455,002 and nil shares issued and outstanding at September 30, 2017 and December
31, 2016, respectively (liquidation preference of $1,092 and nil at
September 30, 2017 and December 31, 2016, respectively)
Series D Redeemable Convertible Preferred Stock, $0.01 stated value	—	—
per share, no par value – 378,776 shares authorized; 378,776 and nil shares issued and outstanding at September 30, 2017 and December
31, 2016, respectively (liquidation preference of $0.01 per share)
Series E Redeemable Convertible Preferred Stock, $45 stated value per	—	—
share, no par value – 10,000 shares authorized; 10,000 and nil shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively (liquidation preference of $0.01 per share)
Preferred Stock, no par value – 151,224 shares authorized; nil shares	—	—
issued and outstanding at September 30, 2017 and December 31, 2016
Common Stock, no par value – 30,000,000 shares authorized; 14,150,154
and 7,677,637 shares issued and outstanding at September 30, 2017 and	—	—
December 31, 2016, respectively
Additional paid-in capital	24,667	16,537
Accumulated deficit	(17,212)	(12,158)
Accumulated other comprehensive loss	(722)	(820)
TOTAL DIGITAL POWER STOCKHOLDERS' EQUITY	6,733	3,559

Non-controlling interest	729	—

TOTAL EQUITY	7,462	3,559

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,260	$5,472

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL POWER CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHNSIVE LOSS
(Unaudited)
U.S. dollars in thousands, except shares and per share data

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenue	$3,220	$1,826	$6,670	$5,603
Cost of revenue	2,124	1,123	4,136	3,526
Gross profit	1,096	703	2,534	2,077

Operating expenses
Engineering and product development	306	147	798	511
Selling and marketing	423	235	1,045	723
General and administrative	1,685	404	4,240	1,115
Total operating expenses	2,414	786	6,083	2,349

Loss from operations	(1,318)	(83)	(3,549)	(272)

Interest (expense) income, net	(753)	23	(1,367)	85

Loss before income taxes	(2,071)	(60)	(4,916)	(187)

Income tax benefit	—	22	—	22

Net loss	$(2,071)	$(38)	$(4,916)	$(165)

Less: Net loss attributable to non-controlling interest	104	—	216	—

Net loss attributable to Digital Power Corp	(1,967)	(38)	(4,700)	(165)

Preferred deemed dividends	—	—	(319)	—
Preferred dividends	(27)	—	(35)	—

Loss available to common shareholders	$(1,994)	$(38)	$(5,054)	$(165)

Basic and diluted net loss per common share	$(0.15)	$(0.01)	$(0.46)	$(0.02)

Basic and diluted weighted average common shares outstanding	13,745,540	6,775,971	10,884,948	6,775,971

Comprehensive Loss
Loss available to common shareholders	$(1,994)	$(38)	$(5,054)	$(165)
Other comprehensive income (loss)
Change in net foreign currency translation adjustments	42	(55)	141	(265)
Net unrealized loss on securities available-for-sale, net of income taxes	(43)	—	(43)	—
Other comprehensive income (loss)	(1)	(55)	98	(265)
Total Comprehensive loss	$(1,995)	$(93)	$(4,956)	$(430)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL POWER CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
U.S. dollars in thousands, except shares and per share data

	For the Nine Months Ended September 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(4,916)	$(165)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	128	123
Amortization	6	—
Interest expense – debt discount	1,239	—
Accretion of original issue discount on notes receivable – related party	(36)	—
Interest expense on conversion of demand notes to common stock	13	—
Stock-based compensation	1,269	129
Changes in operating assets and liabilities:
Accounts receivable	(737)	82
Inventories	228	243
Prepaid expenses and other current assets	(166)	(60)
Other assets	(197)	—
Accounts payable and accrued expenses	2,083	(101)
Accounts payable, related parties	104	—
Other current liabilities	(595)	(113)

Net cash (used in) provided by operating activities	(1,577)	138

Cash flows from investing activities:
Purchase of property and equipment	(22)	(78)
Purchase of intangible asset	(50)	—
Purchase of Power-Plus	(409)	—
Sale of investment	—	90
Investments – related party	(2,710)	—
Investment in real property	(300)	—
Investments – others	(25)	—
Loans to related parties	(54)	—
Loans to third parties	(814)	—

Net cash (used in) provided by investing activities	(4,384)	12

Cash flows from financing activities:
Gross proceeds from sales of common stock and warrants	745	—
Proceeds from issuance of preferred stock	1,540	—
Financing cost in connection with sales of equity securities	(275)	—
Proceeds from convertible notes payable	1,514	—
Payments on convertible notes payable	(157)	—
Proceeds from notes payable – related party	350	—
Proceeds from notes payable	785	—
Payments on notes payable	(30)	—
Proceeds from advances on future receipts	1,772	—
Payments on advances on future receipts	(439)	—
Payments of preferred dividends	(8)	—
Financing cost in connection with sales of debt securities	(122)	—
Payments on revolving credit facilities, net	(481)	—

Net cash provided by financing activities	5,194	—

Effect of exchange rate changes on cash and cash equivalents	85	(99)

Net (decrease) increase in cash and cash equivalents	(682)	51

Cash and cash equivalents at beginning of period	996	1,241

Cash and cash equivalents at end of period	$314	$1,292

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL POWER CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)
U.S. dollars in thousands

	For the Nine Months Ended September 30,
	2017	2016

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$69	$-

Non-cash investing and financing activities:
Cancellation of notes payable – related party into shares of common stock	$100	$-
Cancellation of notes payable into shares of common stock	$648	$-
Cancellation of note payable – related party into series B convertible preferred stock	$500	$-
Cancellation of convertible note payable into shares of common stock	$145	$-

In connection with the Company's acquisition of Microphase Corporation, equity instruments were issued and liabilities assumed during 2017 as follows:

Fair value of assets acquired	$7,893
Equity instruments issued	(1,451)
Minority interest	(945)
Liabilities assumed	$5,497

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DIGITAL POWER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
SEPTEMBER 30, 2017
U.S. dollars in thousands, except share and per share data

1. DESCRIPTION OF BUSINESS

Digital Power Corporation ("Digital Power") was incorporated in 1969, under the General Corporation Law of the State of California. Digital Power and Digital Power Limited ("DP Limited"), a wholly owned subsidiary, located in the United Kingdom, are currently engaged in the design, manufacture and sale of switching power supplies and converters. On November 30, 2016, Digital Power formed Digital Power Lending, LLC (“DP Lending”), and on April 25, 2017, Digital Power formed Coolisys Technologies, Inc. (“Coolisys”). Both DP Lending and Coolisys are wholly-owned subsidiaries. DP Lending is engaged in providing commercial loans to companies throughout the United States to provide them with operating capital to finance the growth of their businesses. The loans will primarily be short-term, ranging from six to twelve months. The Company intends to operate its existing businesses in the customized and flexible power system solutions for the medical, military, telecom and industrial markets, other than the European markets which are primarily served by DP Limited, in Coolisys. On June 2, 2017, Digital Power purchased 56.4% of the outstanding equity interests of Microphase Corporation, a Delaware corporation (the “Microphase”). Microphase is a design-to-manufacture original equipment manufacturer (“OEM”) delivering radio frequency (“RF”) and microwave filters, diplexers, multiplexers, detectors, switch filters, integrated assemblies and detector logarithmic video amplifiers (“DLVA”) to the military, aerospace and telecommunications industries. Microphase is headquartered in Shelton, Connecticut. Further, on September 1, 2017, Coolisys acquired all of the outstanding membership interests in Power-Plus Technical Distributors, LLC, a California limited liability company (“Power-Plus”). Power-Plus is an industrial distributor of value added power supply solutions, UPS systems, fans, filters, line cords, and other power-related components. The Company’s results of operations include the results of Microphase and Power-Plus from their respective acquisition dates forward. Digital Power, DP Limited, Microphase, Coolisys, Power-Plus and DP Lending (collectively, the “Company”) has two reportable geographic segments - North America (sales through Digital Power, Microphase, Coolisys, Power-Plus and DP Lending) and Europe (sales through DP Limited).

2. LIQUIDITY, GOING CONCERN AND MANAGEMENT’S PLANS

As of September 30, 2017, the Company had cash and cash equivalents of $314, an accumulated deficit of $17,212 and a negative working capital of $4,174. The Company has incurred recurring losses and reported losses for the three and nine months ended September 30, 2017, totaled $1,967 and $4,700, respectively.  In the past, the Company has financed its operations principally through issuances of convertible debt, promissory notes and equity securities. During 2017, as reflected below, the Company continues to successfully obtain additional equity and debt financing and in restructuring existing debt. The following financings transactions were consummated during 2017:

•
In February 2017, the Company issued demand promissory notes and warrants to purchase 333,333 shares of common stock at $ 0.70 per share for aggregate proceeds of $400. Further in February 2017, the holders of $400 in demand promissory notes agreed to extinguish their $400 of debt by cancelling their notes to purchase 666,667 shares of common stock of the Company at $0.60 per share (See Note 10).

•
On March 9, 2017, the Company entered into a Preferred Stock Purchase Agreement with Philou Ventures LLC (“Philou”), a related party, pursuant to which Philou was granted the right to invest up to $5,000 in the Company through the purchase of Series B Preferred Stock over a term of 36 months.   On March 24, 2017, Philou purchased 25,000 shares of Series B Preferred Stock pursuant to the Preferred Stock Purchase Agreement in consideration of cancellation of Company debt of $250 due to MCKEA, an affiliate of Philou. On May 5, 2017, Philou purchased an additional 50,000 shares of Series B Preferred Stock pursuant to the Preferred Stock Purchase Agreement for $500 (See Note 14).

•
On March 15, 2017, the Company entered into a subscription agreement with one investor for the sale of 500,000 shares of common stock at $0.60 per share for the aggregate purchase price of $300 (See Note 14).

DIGITAL POWER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
SEPTEMBER 30, 2017
U.S. dollars in thousands, except share and per share data

•
On March 20, 2017, the Company issued $250 in demand promissory note to one of the Company's shareholders (See Note 14). This $250 demand promissory note was converted in shares of the Series B Preferred Stock for the benefit of Philou.

•
On March 28, 2017, the Company issued $270 in demand promissory notes to several investors. The Company received gross proceeds of $220 on March 31, 2017 and the remaining balance of $50 was received on April 3, 2017. On April 5, 2017, the Company canceled these promissory notes by issuing to the holders 360,000 shares of common stock at $0.75 per share and warrants to purchase 180,000 shares of common stock at $0.90 per share (See Note 10).

•
On April 17, 2017, the Company entered into two 7% convertible notes (the “7% Convertible Notes”) in the aggregate principal amount of $250. The 7% Convertible Notes accrue interest at 7% simple interest on the principal amount and were due on June 2, 2017. The 7% Convertible Notes were not repaid on the maturity date and as such were in default at June 30, 2017. During July 2017 these two 7% Convertible Notes were repaid (See Note 12).

•
On April 26, 2017, the Company entered into a 7% convertible note in the aggregate principal amount of $104. On June 28, 2017, the noteholder converted the outstanding balance into 189,091 shares of the Company’s common stock at a price of $0.55 per share (See Note 12).

•
Between May 5, 2017 and June 30, 2017, the Company received additional short-term loans of $140 from four accredited investors of which $75 was from the Company’s corporate counsel, a related party. As additional consideration, the investors received five-year warrants to purchase 224,371 shares of common stock at a weighted average exercise price of $0.77 per share.On June 28, 2017, the holders of $55 of these short-term loans cancelled their notes for the purchase of 100,001 shares of the Company’s common stock at a price of $0.55 per share. An additional $52 in short-term loans that was received from the related party was also converted on June 28, 2017, into one of the Series C Units (See Note 10).

•
Between May 24, 2017 and June 19, 2017, the Company entered into subscription agreements (the “Series C Subscription Agreement”) with approximately twenty accredited investors (the “Series C Investors”) in connection with the sale of twenty-one Units at a purchase price of $52 per Unit raising in the aggregate $1,092 with each Unit consisting of Series C Preferred Stock and Warrants (See Note 14).

•
Between July 6, 2017 and September 13, 2017, the Company received funding as a result of entering into multiple Agreements for the Purchase and Sale of Future Receipts with TVT Capital, LLC pursuant to which the Company sold in the aggregate $2,585 in Future Receipts of the Company for $1,772. Under the terms of the agreements, the Company will be obligated to pay the initial daily amount of $13 until the $2,585 has been paid in full. The term Future Receipts means cash, check, ACH, credit card, debit card, bank card, charged card or other form of monetary payment (See Note 8).

•
On July 24, 2017, we entered into subscription agreements with six investors, and on July 25, 2017 we entered into securities purchase agreements (the “Securities Purchase Agreement”) with an institutional investor, under which we agreed to issue and sell in the aggregate 851,363 shares of common stock to the investors at $0.55 per share for an aggregate purchase price of $468. Of the aggregate purchase price of $468, $445 was paid in cash and $23 was in consideration for the cancellation of debt from a related party of the Company (See Note 14).

DIGITAL POWER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
SEPTEMBER 30, 2017
U.S. dollars in thousands, except share and per share data

•
On July 28, 2017, we entered into an exchange agreement with an institutional investor who was the owner of (i) a 7% Convertible Note in the principal amount of $125 and a warrant dated April 17, 2017 to purchase 83,334 shares of our common stock at $0.90. Under the terms of the exchange agreement, we agreed to exchange the 7% Convertible Note for three new promissory notes in the principal amounts of $110 due August 1, 2017; $35 due August 1, 2017; and $34 due August 8, 2017 (individually an Exchange Note and collectively the Exchange Notes) and to exchange the prior warrant for a new warrant to purchase 83,334 shares of common stock at $0.55 per share. Concurrent with entering into this exchange agreement, the institutional investor entered into a subscription agreement under which we issued and sold in a registered direct offering 200,000 shares of common stock at $0.55 per share for an aggregate purchase price of $110. The 200,000 shares of common stock were purchased through the cancellation of the Exchange Note in the principal amount of $110. In addition, in a concurrent private placement, the institutional investor entered into a separate securities purchase agreement under which we issued and sold 63,600 shares of common stock at $0.55 per share for an aggregate of purchase price of $35. The 63,600 shares of common stock were purchased through the cancellation of the Exchange Note in the principal amount of $35. Further, we issued a warrant to purchase 120,000 shares of common stock at $0.55 per share (See Note 14).

•
On August 3, 2017, the Company entered into a Securities Purchase Agreement to sell a 12% Convertible (“12% Convertible Note”) and a warrant to purchase 666,666 shares of common stock to an accredited investor (the “Investor”). The principal of the Convertible Note may be converted into shares of common stock at $0.55 per share and under the terms of the Warrant, up to 666,666 shares of common stock may be purchased at an exercise price of $0.70 per share. The Convertible Note is in the principal amount of $400 and was sold for $360, bears interest at 12% simple interest on the principal amount, and is due on August 13, 2018. Interest only payments are due on a quarterly basis and the principal is due on August 3, 2018. The principal may be converted into shares of the Company’s common stock at $0.55 per share (See Note 12).

•
On August 10, 2017, the Company, entered into Securities Purchase Agreements (“Agreements”) with five institutional investors (the “Investors”) to sell for an aggregate purchase price of $800, 10% Senior Convertible Promissory Notes (“Convertible Notes”) with an aggregate principal face amount of $880 and warrants to purchase an aggregate of 1,475,000 shares of common stock. The principal of the Convertible Notes and interest earned thereon may be converted into shares of common stock at $0.60 per share and under the terms of the Warrant, up to 1,475,000 shares of common stock may be purchased at an exercise price of $0.66 per share. The Convertible Notes are in the aggregate principal amount of $880 and were sold for $800 and bear simple interest at 10% on the principal amount, and principal and interest are due on February 10, 2018. Subject to certain beneficial ownership limitations, each Investor may convert the principal amount of the Convertible Note and accrued interest earned thereon at any time into shares of common stock at $0.60 per share. The conversion price of the Convertible Notes is subject to adjustment for customary stock splits, stock dividends, combinations or similar events (See Note 12).

The Company expects to continue to incur losses for the foreseeable future and needs to raise additional capital to continue its business development initiatives and to support its working capital requirements. In March 2017, the Company was awarded a 3-year, $50 million purchase order by MTIX Ltd. (“MTIX") to manufacture, install and service the Multiplex Laser Surface Enhancement (“MLSE”) plasma-laser system. Management believes that the MLSE purchase order will be a source of revenue and generate significant cash flows for the Company. Management believes that the Company has access to capital resources through potential public or private issuance of debt or equity securities. However, if the Company is unable to raise additional capital, it may be required to curtail operations and take additional measures to reduce costs, including reducing its workforce, eliminating outside consultants and reducing legal fees to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

DIGITAL POWER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
SEPTEMBER 30, 2017
U.S. dollars in thousands, except share and per share data

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and do not include all the information and disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The Company has made estimates and judgments affecting the amounts reported in our consolidated financial statements and the accompanying notes.  The actual results experienced by the Company may differ materially from our estimates. The consolidated financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on April 10, 2017.  The consolidated balance sheet as of December 31, 2016 was derived from the Company’s audited 2016 financial statements contained in the above referenced Form 10-K.  Results of the three and nine months ended September 30, 2017, are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Digital Power, its wholly-owned subsidiaries, DP Limited, Coolisys, Power-Plus and DP Lending and its majority-owned subsidiary, Microphase. All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting Estimates

The preparation of financial statements, in conformity with GAAP, requires management to make estimates, judgments and assumptions. The Company's management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Key estimates include acquisition accounting, fair value of certain financial instruments, reserve for trade receivables and inventories, carrying amounts of investments, accruals of certain liabilities including product warranties, and deferred income taxes and related valuation allowance.

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
SEPTEMBER 30, 2017
U.S. dollars in thousands, except share and per share data

Warranty

The Company offers a warranty period for all its products. Warranty periods range from one to two years depending on the product. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company's warranty liability include the number of units sold, historical rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. As of September 30, 2017 and December 31, 2016, the Company’s accrued warranty liability was $86.

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
SEPTEMBER 30, 2017
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
SEPTEMBER 30, 2017
U.S. dollars in thousands, except share and per share data

The carrying amounts of financial instruments carried at cost, including cash and cash equivalents, trade receivables and trade receivable – related party, investments, notes receivable, trade payables and trade payables – related party approximate their fair value due to the short-term maturities of such instruments.

As of September 30, 2017 and December 31, 2016, the fair value of the Company’s investments were $3,782 and $1,036, respectively, and were concentrated in debt and equity securities of AVLP, a related party (See Note 4), which are classified as available-for-sale investments.  At September 30, 2017, the Company's investment in AVLP is comprised of convertible promissory notes of $3,670, net of unamortized discount, and marketable equity securities of $112. At December 31, 2016, the Company's investment in AVLP is comprised of convertible promissory notes of $952, net of unamortized discount, and marketable equity securities of $84. For investments in marketable equity securities, the Company took into consideration general market conditions, the duration and extent to which the fair value is below cost, and the Company’s ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. As a result of this analysis, the Company has determined that its cost basis in AVLP equitable securities approximates the current fair value.

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

During 2017, the Company purchased at the market shares of common stock of three companies for a total cost of $25. In accordance with ASC No. 320-10, these investments are accounted for pursuant to the fair value method based upon the closing market prices of common stock for these three companies at September 30, 2017.

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurement at September 30, 2017
	Total	Level 1	Level 2	Level 3
Investments – AVLP – a related party	$3,782	$112	$3,670	$—

Investments in other companies	$25	$25	$—	$—

	Fair Value Measurement at December 31, 2016
	Total	Level 1	Level 2	Level 3
Investments – AVLP – a related party	$1,036	$84	$952	$—

We assess the inputs used to measure fair value using a three-tier hierarchy based on the extent to which inputs used in measuring fair value are observable in the market:

•	Level 1 – inputs include quoted prices for identical instruments and are the most observable.
•	Level 2 – inputs include quoted prices for similar assets and observable inputs such as interest rates, currency exchange rates and yield curves.
•	Level 3 – inputs are not observable in the market and include management’s judgments about the assumptions market participants would use in pricing the asset or liability.

DIGITAL POWER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
SEPTEMBER 30, 2017
U.S. dollars in thousands, except share and per share data

Debt Discounts

The Company accounts for debt discount according to ASC No. 470-20, Debt with Conversion and Other Options. Debt discounts are amortized through periodic charges to interest expense over the term of the related financial instrument using the effective interest method. During the three and nine months ended September 30, 2017, the Company recorded amortization of debt discounts of $652 and $1,239, respectively. The Company did not recognize any debt discount during the three and nine months ended September 30, 2016.

Net Loss per Share

Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. The Company has included 317,460 warrants, with an exercise price of $.01, in its earnings per share calculation for the three and nine months ended September 30, 2017.  Anti-dilutive securities consisted of the following at September 30,

	2017	2016
Stock options	2,891,000	1,001,000
Warrants	10,233,199	—
Convertible notes	3,157,576	—
Conversion of preferred stock	4,606,131	—
Total	20,887,906	1,001,000

At September 30, 2017, the 20,887,906 of potential common stock equivalents included 6,926,095 in warrants, convertible notes and preferred stock in which the holders are contractually prohibited from exercising or converting the warrants, convertible notes and preferred stock into shares of the Company’s common stock. The restriction shall remain until shareholder approval is received.

Subsequent to September 30, 2017, the Company entered into agreements to issue an additional 2,042,239 shares of common stock and issued convertible notes and warrants that when exercised would result in the issuance of an additional 2,274,800 shares of common stock. As a result, on November 2, 2017, if all of the potential common stock equivalents in which there are no contractual restrictions upon exercise were converted into shares of the Company’s common stock it would exceed the Company’s authorized shares of common stock.

Recently Issued Accounting Standards

The Company has considered all other recently issued accounting standards and does not believe the adoption of such standards will have a material impact on its condensed consolidated financial statements.

4. INVESTMENTS – RELATED PARTIES

Investments in AVLP at September 30, 2017, and December 31, 2016, are comprised of the following:

	September 30,	December 31,
	2017	2016
Investment in convertible promissory note of AVLP	$3,797	$997
Investment in common stock of AVLP	112	84
Total investment in AVLP P – Gross	3,909	1,081
Less: original issue discount	(127)	(45)
Total investment in AVLP P – Net	$3,782	$1,036

DIGITAL POWER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
SEPTEMBER 30, 2017
U.S. dollars in thousands, except share and per share data

During the year ended December 31, 2016, the Company made a strategic decision to invest in AVLP, a related party controlled by Philou, an existing majority stockholder. The Company’s investments in AVLP primarily consist of convertible promissory notes and shares of common stock of AVLP.

On October 5, 2016, November 30, 2016, and February 22, 2017, the Company entered into three 12% Convertible Promissory Notes with AVLP (the "AVLP Notes") in the principal amount of $525 each. The AVLP Notes included a 5% original issue discount, resulting in net loans to AVLP of $1,500 and an original issue discount of $75. The AVLP notes accrued interest at 12% per annum and were due on or before two years from the origination dates of each note. The Company had the right, at its option, to convert all or any portion of the principal and accrued interest into shares of common stock of AVLP at approximately $0.74536 per share. Subject to adjustment, the AVLP Notes, inclusive of the original issue discount, were convertible into 2,113,086 shares of the Company’s common stock. During the period from March 29, 2017 to August 16, 2017, the Company funded $1,809 in excess of the $1,500 net loan amount required pursuant to the terms of the AVLP Notes

On September 6, 2017, the Company and AVLP entered into a Loan and Security Agreement (“AVLP Loan Agreement”) with an effective date of August 21, 2017 pursuant to which the Company will provide Avalanche a non-revolving credit facility of up to $5,000, inclusive of prior amounts loaned to AVLP, for a period ending on August 21, 2019, subject to the terms and conditions stated in the Loan Agreement, including that the Company having available funds to grant such credit.

In consideration of entering into the AVLP Loan Agreement, the Company and AVLP cancelled the AVLP Notes and consolidated the AVLP Notes and prior advances totaling $3,309 plus original issue discount of $165 and issued a new Convertible Promissory Note in the aggregate principal amount of $3,474 (the “New Note”) that is convertible into shares of AVLP at a conversion price of $0.50 per share. The New Note is due in two years and accrues interest at 12% per annum on the principal amount. Prior interest accrued under the AVLP Notes and advances will continue to be an obligation of AVLP. The New Note contains standard events of defaults. In addition, concurrent to issuing the New Note, AVLP issued to the Company a five-year Warrant to purchase 6,948,800 shares of AVLP Common Stock at $0.50 per share. Future advances under the AVLP Loan Agreement, if any, will be evidenced by a convertible promissory containing a conversion price feature at $0.50 per share and warrant with an exercise price of $0.50 per share. Further, under the terms of the AVLP Loan Agreement, any notes issued by AVLP are secured by the assets of AVLP.

The Warrant entitles the Company to purchase up to 6,948,800 shares of AVLP common stock at an exercise price of $0.50 per share for a period of five years. The exercise price of $0.50 is subject to adjustment for customary stock splits, stock dividends, combinations or similar events. The Warrant may be exercised for cash or on a cashless basis.

The original issue discount of $165 on the New Note is being amortized as interest income through the maturity date using the interest rate method. During the three and nine months ended September 30, 2017, the Company recorded $18 and $38, respectively, of interest income for the discount accretion. As of September 30, 2017, and December 31, 2016, the Company recorded contractual interest receivable attributed to the AVLP Notes and AVLP Loan Agreement of $208 and $13, respectively.

The Company has classified the AVLP Notes as Available-for-Sale securities, subject to the guidance in ASC No. 320. The Company elected to apply the Fair Value Option Subsections of Subtopic 320-10 and 825-10 to the AVLP Notes. At September 30, 2017, the closing market price of AVLP’s common Stock was $0.64. Subsequent to quarter-end, the closing market price of AVLP’s common stock was in the range of $0.51 and $ 0.85 and due to the illiquidity and significant volatility of AVLP’s common stock, the Company has determined that its cost basis in AVLP common stock approximates the current fair value.

DIGITAL POWER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
SEPTEMBER 30, 2017
U.S. dollars in thousands, except share and per share data

The Company has concluded that indicators of impairment, including those described in ASC No. 320-10-35-27, do not currently exist for the Company’s investment in debt and equity securities of AVLP.

5. ACQUISITIONS

Microphase Corporation

On April 28, 2017, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Microphase; Microphase Holding Company LLC, a limited liability company organized under the laws of Connecticut (“MHC”), Ergul Family Limited Partnership, a partnership organized under the laws of Connecticut (“EFLP”) RCKJ Trust, a trust organized under the laws of New Jersey (“RCKJ” and with MHC and EFLP, the “Significant Stockholders”) and those additional persons who have executed the Agreement (collectively, the “Minority Stockholders” and with the Significant Stockholders, the “Stockholders”).  Upon the terms and subject to the conditions set forth in the Agreement, the Company acquired 1,603,434 shares (the “Subject Shares”) of the issued and outstanding common stock of Microphase (the “MPC Common Stock”), from the Stockholders in exchange (the “Exchange”) for the issuance by the Company of 1,842,448 shares of Digital Power common stock (“Common Stock”) and 378,776 shares of Digital Power Series D Preferred Stock (collectively, the “Exchange Shares”), which shares of Digital Power Series D Preferred Stock are, subject to shareholder approval, convertible into an aggregate of 757,552 shares of Common Stock and warrants (the “Exchange Warrants”) to purchase an aggregate of 1,000,000 shares of Common Stock (the “Warrant Shares”).  The Exchange Shares and the Exchange Warrants are at times collectively referred to herein as the “Exchange Securities.” At the time of the closing of the acquisition the Exchange Shares constituted 56.4% of the outstanding equity interests of Microphase Corporation. The operating results of Microphase from the closing date of the acquisition, June 2, 2017, through September 30, 2017, are included in the consolidated financial statements.

At closing, the purchase price of Digital Power’s 56.4% interest in Microphase was determined to be $1,451, comprised of the Exchange Shares, valued at $1,222 based on the closing price of the Company’s common stock on June 2, 2017, and the Exchange warrants, valued at $229. The Company computed the fair value of these warrants using the Black-Scholes option pricing model.

Power-Plus Technical Distributors

On August 3, 2017, Coolisys entered into a Securities Purchase Agreement (the “Purchase Agreement”) to acquire all the outstanding membership Interests of Power-Plus. Power-Plus is an industrial distributor of value added power supply solutions, UPS systems, fans, filters, line cords, and other power-related components. On September 1, 2017, Coolisys completed the acquisition.

Under the terms of the Agreement, Coolisys Technologies acquired all the membership Interests of Power-Plus for a price of $850, which was reduced by certain debts of Power-Plus in the amount of $186. The purchase price of $664 will be paid by (i) a two-year promissory note in the amount of $255,000 payable in 24 monthly installments; and (ii) cash at closing of $409 resulting in a net purchase price of $664.

The acquisition of Microphase and Power-Plus is being accounted for under the purchase method of accounting in accordance with ASC No. 805, Business Combinations. Under the purchase method, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill is recorded to the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired less liabilities assumed at the date of acquisition.

DIGITAL POWER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
SEPTEMBER 30, 2017
U.S. dollars in thousands, except share and per share data

Upon initial measurement, components of the purchase price are as follows:

	Microphase	Power-Plus

Cash and cash equivalents	$11	$27
Accounts receivable	439	235
Inventories	667	241
Prepaid expenses and other current assets	139	2
Restricted cash	100	—
Intangible assets	95	250
Property and equipment	93	23
Other investments	303	—
Deposits and loans	44	—
Accounts payable and accrued expenses	(1,680)	(392)
Revolving credit facility	(880)	(210)
Notes payable	(2,204)	—
Notes payable, related parties	(406)	—
Other current liabilities	(327)	—
Net liabilities assumed/assets acquired	(3,606)	176
Goodwill and other intangibles	6,002	488
Non-controlling interest	(945)	—
Purchase price	$1,451	$664

The following pro forma data summarizes the results of operations for the periods indicated as if the Microphase and Power-Plus acquisitions had been completed as of the beginning of each period presented. The pro forma data gives effect to actual operating results prior to the acquisition. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of each period presented or that may be obtained in future periods:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenue	$3,583	$3,751	$10,329	$12,692

Net loss	$(2,277)	$(711)	$(4,820)	$(1,742)

Less: Net loss attributable to non-controlling interest	103	290	103	714

Net loss attributable to Digital Power Corp	$(2,144)	$(421)	$(4,717)	$(1,028)

Preferred deemed dividends	—	—	(319)	—
Preferred dividends	(27)	—	(35)	—

Loss available to common shareholders	$(2,171)	$(421)	$(5,071)	$(1,028)

Basic and diluted net loss per common share	$(0.14)	$(0.05)	$(0.40)	$(0.12)

Basic and diluted weighted average common shares outstanding	15,587,988	8,618,419	12,727,396	8,618,419

Comprehensive Loss
Loss available to common shareholders	$(2,171)	$(421)	$(5,071)	$(1,028)
Other comprehensive income (loss)
Change in net foreign currency translation adjustments	42	(55)	141	(265)
Net unrealized gain (loss) on securities available-for- sale, net of income taxes	(43)	186	(43)	204
Other comprehensive income (loss)	(1)	131	98	(61)
Total Comprehensive loss	$(2,172)	$(290)	$(4,973)	$(1,089)

DIGITAL POWER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
SEPTEMBER 30, 2017
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

Options granted under the Plans have an exercise price equal to or greater than the fair value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant. Typically, options granted generally become fully vested after four years. Any options that are forfeited or cancelled before expiration become available for future grants. The options expire between 5 and 10 years from the date of grant.  Restricted stock awards granted under the Plans are subject to a vesting period determined at the date of grant. As of September 30, 2017, an aggregate of 1,350,832 of the Company's options are still available for future grant.

During the three and nine months ended September 30, 2017, the Company granted 50,000 and 560,000 options, respectively, from the Plans to its employees at an average exercise price of $0.61 per share.  These options become fully vested after four years. The Company estimated that the grant date fair value of these options was $251, which is being recognized as stock-based compensation expense over the requisite four-year service period. During the three and nine months ended September 30, 2017, the Company also issued 380,645 and 1,336,798, respectively, shares of common stock to its consultants and service providers pursuant to the 2016 Plan. The Company estimated that the grant date fair value of these shares of common stock was $742, which was determined from the closing price of the Company’s common stock on the date of issuance. The Company did not grant any options or restricted stock awards during the three and nine months ended September 30, 2016.

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

During the nine months ended September 30, 2017, the Company estimated the fair value of stock options granted using the Black-Scholes option pricing model with the following weighted average assumptions:

September 30, 2017
Weighted average risk free interest rate	1.73% — 2.14%
Weighted average life (in years)	5.0
Volatility	98.41% — 107.22%
Expected dividend yield	0%
Weighted average grant-date fair value per share of options granted	$0.45

DIGITAL POWER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
SEPTEMBER 30, 2017
U.S. dollars in thousands, except share and per share data

The options outstanding as of September 30, 2017, have been classified by exercise price, as follows:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$0.57 - $0.79	2,425,000	9.14	$0.66	1,249,167	$0.66
$1.10 - $1.32	25,000	6.10	$1.28	20,000	$1.27
$1.51 - $1.69	441,000	5.11	$1.61	378,500	$1.60

$0.57 - 1.69	2,891,000	8.50	$1.10	1,647,667	$0.88

The total stock-based compensation expense related to stock options and restricted stock awards issued pursuant to the Plans to the Company’s employees, consultants and directors, included in reported net loss for the three and nine months ended September 30, 2017 and 2016, is comprised as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2017	Sept. 30, 2016	Sept. 30, 2017	Sept. 30, 2016
Cost of revenues	$2	$1	$6	$5
Engineering and product development	6	1	20	3
Selling and marketing	8	5	18	13
General and administrative	349	35	1,017	108

Stock-based compensation from Plans	365	42	1,061	129

Stock-based compensation from issuances outside of Plans	152	—	208	—
Total stock-based compensation	$517	$42	$1,269	$129

The combination of stock-based compensation of $1,061 from the issuances of equity based awards pursuant to the Plans and stock-based compensation attributed to restricted stock awards of $130 and warrants and options of $78, which were issued outside of the Plans, resulted in aggregate stock-based compensation of $1,269 during the nine months ended September 30, 2017. During the three months ended September 30, 2017, aggregate stock-based compensation was $517, which consisted of $365 from the issuances of equity based awards pursuant to the Plans and stock-based compensation attributed to restricted stock award of $120 warrants and options of $32, which were issued outside of the Plans. During the three and nine months ended September 30, 2016, the only stock-based compensation expense was from issuances pursuant to the Plans.

DIGITAL POWER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
SEPTEMBER 30, 2017
U.S. dollars in thousands, except share and per share data

A summary of option activity under the Company's stock option plans as of September 30, 2017, and changes during the nine months ended are as follows:

		Outstanding Options
				Weighted
			Weighted	Average
	Shares		Average	Remaining	Aggregate
	Available	Number	Exercise	Contractual	Intrinsic
	for Grant	of Shares	Price	Life (years)	Value

December 31, 2016	3,247,630	2,331,000	$0.83	9.08	$0
Restricted stock awards	(1,336,798)
Grants	(510,000)	560,000	$0.61

September 30, 2017	1,350,832	2,891,000	$0.81	8.50	$0

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on September 30, 2017, $0.55 and the exercise price, multiplied by the number of in-the-money-options).

As of September 30, 2017, there was $425 of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company's stock option plans. That cost is expected to be recognized over a weighted average period of 2.3 years.

7. WARRANTS

During the nine months and ended September 30, 2017, the Company issued a total of 8,484,073 warrants, at an average exercise price of $0.81 per share.  Warrant issuances during the current quarter ended September 30, 2017, included:

(i)
On April 17, 2017, the Company issued warrants to purchase 166,668 shares of common stock, at an exercise price of $0.90 per share of common stock, in connection with the issuance of two 7% convertible notes in the aggregate principal amount of $250. On July 25, 2017, the Company agreed to reduce the exercise price of warrants to purchase 83,334 shares of common stock from $0.90 per share to $0.55 per share and on July 28, 2017, the Company issued a new warrant to purchase 83,334 shares of common stock at $0.55 per share and cancelled the prior warrant to purchase 83,334 shares of common stock at $0.90 per share (See Note 12).

(ii)
On July 25, 2017, we issued warrants to purchase an aggregate of 163,636 shares of the Company’s common stock at an exercise price equal to $0.55 per share in connection with a private placement agreement under which we issued and sold 272,727 shares of common stock to the investor at $0.55 per share for an aggregate purchase price of $150. At that time, we also issued warrants to purchase 109,090 shares of the Company’s common stock at an exercise price equal to $0.75 per share to two investors that purchased shares of our common stock at $0.55 per share pursuant to subscription agreements (See Note 14).

DIGITAL POWER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
SEPTEMBER 30, 2017
U.S. dollars in thousands, except share and per share data

(iii)
On July 28, 2017, we entered into an exchange agreement related to a 7% Convertible Note in the principal amount of $125 in which we exchanged the 7% Convertible Note for three new promissory notes in the principal amounts of $110,000 due August 1, 2017; $35,000 due August 1, 2017; and $34,000 due August 8, 2017 (individually an Exchange Note and collectively the Exchange Notes). Concurrent with entering into the exchange agreement, the investor entered into a subscription agreement under which we issued and sold in a registered direct offering 200,000 shares of common stock at $0.55 per share for an aggregate purchase price of $110,000. The 200,000 shares of common stock were purchased through the cancellation of the Exchange Note in the principal amount of $110,000. Further, we issued a warrant to purchase 120,000 shares of common stock at $0.55 per share (See Note 12).

(iv)
On August 3, 2017, we issued warrants to purchase an aggregate of 666,666 shares of the Company’s common stock at an exercise price equal to $0.70 per share in connection with the issuance of a 12% Convertible Promissory Note in the aggregate principal amount of $400 (See Note 12).

(v)
On August 10, 2017, we issued warrants to purchase an aggregate of 1,475,000 shares of the Company’s common stock at an exercise price equal to $0.66 per share in connection with the issuance of 10% Convertible Promissory Notes in the aggregate principal amount of $880 (See Note 12).

(vi)
On August 23, 2017, the Company issued warrants to purchase 272,727 shares of common stock at an exercise price equal to $0.65 per share in connection with entering into securities purchase agreements to issue and sell 272,727 shares of common stock at to the investors at $0.55 per share for an aggregate purchase price of $150. The common stock has yet to be issued and is subject to approval from the NYSE American prior to issuance, which had not been received at September 30, 2017.

The following table summarizes information about common stock warrants outstanding at September 30, 2017:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$0.01	317,460	9.09	$0.01	79,364	$0.01
$0.55	450,304	5.05	$0.55	—	—
$0.65	272,727	2.90	$0.65	—	—
$0.66	1,475,000	4.86	$0.66	1,475,000	$0.66
$0.70	2,428,571	4.92	$0.70	690,476	$0.70
$0.72	182,003	4.72	$0.72	—	—
$0.75	244,999	4.69	$0.75	—	—
$0.80	1,415,128	2.55	$0.80	1,166,666	$0.80
$0.90	445,002	3.05	$0.90	265,000	$0.90
$1.00	2,002,005	4.68	$1.00	—	—
$1.10	1,000,000	2.67	$1.10	—	—

$0.01 - 1.10	10,233,199	4.26	$0.79	3,676,506	$0.32

DIGITAL POWER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
SEPTEMBER 30, 2017
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

The Company utilized the Black-Scholes option pricing model and the assumptions used during the nine months ended September 30, 2017:

September 30, 2017
Weighted average risk free interest rate	1.42% — 2.01%
Weighted average life (in years)	4.9
Volatility	98.5% — 107.5%
Expected dividend yield	0%
Weighted average grant-date fair value per share of warrants granted	$0.41

8. ADVANCES ON FUTURE RECEIPTS

Between July 6, 2017 and September 13, 2017, the Company received funding as a result of entering into multiple Agreements for the Purchase and Sale of Future Receipts with TVT Capital, LLC pursuant to which the Company sold in the aggregate $2,585 in future receipts of the Company for $1,772. Under the terms of the agreements, the Company will be obligated to pay the initial daily amount of $13 until the $2,585 has been paid in full. As of September 30, 2017, the Company had paid back $439. The term future receipts means cash, check, ACH, credit card, debit card, bank card, charged card or other form of monetary payment. The Company recorded a discount in the amount of $813. The discount is being amortized as non-cash interest expense over the term of the agreement. During the three and nine months ended September 30, 2017, non-cash interest expense of $142 was recorded from the amortization of debt discounts.

9. REVOLVING CREDIT FACILITY

Microphase entered into a revolving loan agreement with Gerber Finance, Inc. (“Gerber”) in February of 2012, as amended in September 2015 and July 2017 (the “Revolving Credit Facility”). Under the Revolving Credit Facility, Microphase can receive funds based on a borrowing base, which consists of a percentage of eligible accounts receivable, up to a maximum revolving amount of $1,400 (the “Maximum Revolving Amount”). Pursuant to the terms of the Revolving Credit Facility, Microphase is subject to an annual facility fee in an amount equal to 1.75% of the Maximum Revolving Amount due on each anniversary, a monthly collateral monitoring fees of $1 and other fees. Interest accrues at the prime rate plus three and three-quarters percent (3.75%) on the unpaid principal. Effective June 15, 2017, the prime rate was increased from 4.00% to 4.25% resulting in a base rate of 8.00%. If borrowings under the Revolving Credit Facility exceed the collateral borrowing base, then Microphase is subject to an additional 2.5% interest charge per month on the over-advance amounts and a separate additional charge of 2.5% if borrowings exceed the Maximum Revolving Amount. At September 30, 2017, the amount due pursuant to the Revolving Credit Facility, was $310. The interest expense for the three months ended September 30, 2017 and for the period from June 3, 2017 (date loan was assumed) to September 30, 2017, was $35 and $49, respectively.

DIGITAL POWER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
SEPTEMBER 30, 2017
U.S. dollars in thousands, except share and per share data

On July 14, 2017, as a result of a notice that Microphase received from Gerber identifying several events of default under the terms of the Revolving Credit Facility, Microphase and Gerber entered into a Forbearance Agreement. The events of default were primarily related to, (i) the change in control that occurred on June 2, 2017, when Digital Power acquired a majority interest in Microphase, and (ii) borrowings under the Revolving Credit Facility exceeding the collateral borrowing base. The Forbearance agreement accelerated the repayment of borrowings that were secured by inventories and equipment until such borrowings were repaid and required the Company to provide a corporate guarantee for amounts advanced under the Revolving Credit Facility, which guarantee was provided on July 20, 2017. As of September 30, 2017, approximately $65 of borrowings subject to acceleration remained outstanding on the Revolving Credit Facility.

10.  NOTES PAYABLE

Notes Payable at September 30, 2017, are comprised of the following. At December 31, 2016 the Company did not have any Notes Payable.

September 30,
2017
10% short-term promissory notes (a)	$705
Notes payable to Lucosky Brookman, LLP (b)	450
Notes payable to Wells Fargo (c)	304
Note payable to Department of Economic and Community Development (d)	298
Note payable to People's United Bank ( e)	19
Power-Plus Credit Facilities (f)	182
Note payable to Power-Plus Member (g)	255
Other short-term notes payable (h)	55
Total notes payable	2,268
Less: current portion	(1,609)
Notes payable – long-term portion	$659

(a)
In December 2016, Microphase issued $705 in 10% short-term promissory notes to nineteen accredited investors which, after deducting $71 of placement fees to its selling agent, Spartan Capital Securities, LLC (“Spartan”), resulted in $634 in net proceeds to Microphase (the “10% Short-Term Notes”). The 10% Short-Term Notes are due one year from the date of issuance. The amount due pursuant to the 10% Short-Term Notes is equal to the entire original principal amount multiplied by 125% (the “Loan Premium”) plus accrued interest. During the three months ended September 30, 2017 and the period June 3, 2017 to September 30, 2017, Microphase incurred $19 and $25, respectively, of interest on these 10% short-term promissory notes. Concurrently, Microphase entered into a one-year agreement with Spartan for investment banking services which provided for: (i) $120 of consulting fees that were paid in cash from the proceeds of the 10% Short-Term Notes; and (ii) if Microphase completes an initial public offering, $90 payable in shares of Microphase common stock. As of September 30, 2017, accrued interest on the 10% Short-Term Notes was $237.

(b)	On June 2, 2017, pursuant to the terms of the Share Exchange Agreement and in consideration of legal services, Microphase issued a $450 8% promissory note with a maturity date of November 25, 2017 to Lucosky Brookman, LLP (the “Lucosky Note”). In conjunction with the issuance of the Lucosky Note, the Company issued Lucosky Brookman 10,000 shares of redeemable convertible Series E preferred stock (the “Series E Preferred Stock”) with a stated value of $45 per share as an alternative to providing a guarantee for the amount of the Lucosky Note. The Company, at its option, may redeem for cash, in whole or in part, at any time and from time to time, the shares of Series E Preferred Stock at the time outstanding, upon written notice to the holder of the shares, at a cash redemption price equal to $45 multiplied by the number of shares being redeemed. Any such optional redemption by the Company shall be credited against the Lucosky Note. During the three months ended September 30, 2017 and the period June 3, 2017 to September 30, 2017, Microphase incurred $3 and $6, respectively, of interest on the Lucosky Note. As of September 30, 2017, accrued interest on the Lucosky Note was $6.

DIGITAL POWER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
SEPTEMBER 30, 2017
U.S. dollars in thousands, except share and per share data

(c)	At September 30, 2017, Microphase had guaranteed the repayment of two equity lines of credit in the aggregate amount of $304 with Wells Fargo Bank, NA (“Wells Fargo”) (collectively, the “Wells Fargo Notes”). Microphase had previously guaranteed the payment under the first Wells Fargo equity line during 2008, the proceeds of which Microphase had received from a concurrent loan from Edson Realty Inc., a related party owned real estate holding company. As of September 30, 2017, the first line of credit, which is secured by residential real estate owned by a former officer, had an outstanding balance of $214, with an annual interest rate of 4.00%. Microphase had guaranteed the payment under the second Wells Fargo equity line in 2014. Microphase had received working capital loans from the former CEO from funds that were drawn against the second Wells Fargo equity line. As of September 30, 2017, the second line of credit, secured by the former CEO’s principal residence, had an outstanding balance of $90, with an annual interest rate of 3.00%. During the three months ended September 30, 2017 and the period June 3, 2017 to September 30, 2017, Microphase incurred $3 and $4, respectively, of interest on the Wells Fargo Notes.

(d)
In August 2016, Microphase received a $300 loan, of which $2 has been repaid, pursuant to the State of Connecticut Small Business Express Job Creation Incentive Program which is administered through the Department of Economic and Community Development (“DECD”) (the “DECD Note”). The DECD Note bears interest at a rate of 3% per annum and is due in August 2026. Payment of principal and interest was deferred during the initial year and commencing in September 2017, payable in equal monthly installments over the remaining term. During the three months ended September 30, 2017 and the period June 3, 2017 to September 30, 2017, Microphase incurred $3 of interest on the DECD Note. In conjunction with the DECD Note, Microphase was awarded a Small Business Express Matching Grant of $100. State grant funding requires a dollar for dollar match on behalf of Microphase. As of June 30, 2017, the Company has utilized $18 of the grant and the balance of $82 is reported within deferred revenue and classified in Accounts payable and accrued in the accompanying condensed consolidated balance sheet at September 30, 2017.

(e)	In December 2016, Microphase utilized a $20 overdraft credit line at People’s United Bank with an annual interest rate of 15%. As of September 30, 2017, the balance of that overdraft credit line was $19.

(f)
       At September 30, 2017, Power-Plus had guaranteed the repayment of two lines of credit in the aggregate amount of $182 with Bank of America NA (“B of A”) and Wells Fargo (collectively, the “Power-Plus Lines”). As of September 30, 2017, the B of A line of credit had an outstanding balance of $107, with an annual interest rate of 6.25%. As of September 30, 2017, the Wells Fargo line of credit had an outstanding balance of $75, with an annual interest rate of 10.00%. During the period September 2 to September 30, 2017, Power-Plus incurred $1 of interest on the Power-Plus Lines.

(g)
Pursuant to the terms of the Purchase Agreement with Power-Plus, the Company entered into a two-year promissory note in the amount of $255 payable to the former owner as part of the purchase consideration. The $255 note is payable in 24 equal monthly installments.

(h)
Between May 5, 2017 and September 30, 2017, the Company received additional short-term loans of $215 from five accredited investors, of which $75 was from the Company’s corporate counsel, a related party. As additional consideration, the investors received five-year warrants to purchase 224,371 shares of common stock at a weighted average exercise price of $0.77 per share. The warrants are exercisable commencing six months after the issuance date and are subject to certain beneficial ownership limitations. The exercise price of these warrants is subject to adjustment for customary stock splits, stock dividends, combinations and other standard anti-dilution events. The warrants may be exercised for cash or on a cashless basis. During the quarter ended June 30, 2017, the Company recorded debt discount in the amount of $95 based on the estimated fair value of these warrants. The Company computed the fair value of these warrants using the Black-Scholes option pricing model. As a result of the short-term feature of these loans and advances, the debt discount was amortized as non-cash interest expense upon issuance of the warrants using the effective interest method.

DIGITAL POWER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
SEPTEMBER 30, 2017
U.S. dollars in thousands, except share and per share data

During June 2017, the holders of $55 of these short-term loans agreed to cancel their notes for the purchase of 100,001 shares of the Company’s common stock at a price of $0.55 per share. An additional $75 in short-term loans from the Company’s corporate counsel was converted into the Company’s equity securities; $52 was converted into one of the Series C Units and $23 was converted into the Company’s common stock. The Company did not record any additional interest expense as a result of the extinguishment of $130 in short-term loans since the carrying amount of the short-term loans was equivalent to the fair value of the consideration transferred, which was determined from the closing price of the Company’s equity securities on the date of extinguishment. During the three months ended September 30, 2017, the Company also repaid $30 in short-term loans.

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

DIGITAL POWER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
SEPTEMBER 30, 2017
U.S. dollars in thousands, except share and per share data

11. NOTES PAYABLE – RELATED PARTIES

Notes Payable – Related parties at September 30, 2017, and December 31, 2016, are comprised of the following:

	September 30,	December 31,
	2017	2016
Notes payable to MCKEA Holdings, LLC (a)	$—	$250
Notes payable to former officer and employee (b)	406	—
Total notes payable	406	250
Less: current portion	(274)	—
Notes payable – long-term portion	$132	$250

(a)	On December 29, 2016, the Company entered into an agreement with MCKEA Holdings, LLC (“MCKEA”). MCKEA is the majority member of Philou Ventures, LLC, which is the Company’s controlling shareholder. Kristine L. Ault, a director and the wife of Milton C. Ault III, Executive Chairman of the Company’s Board of Directors, is the manager and owner of MCKEA, for a demand promissory note (The “MCKEA Note”) in the amount of $250 bearing interest at the rate of 6% per annum on unpaid principal. The MCKEA Note may be prepaid, in whole or in part, without penalty, at the option of the Company and without the consent of MCKEA. As of December 31, 2016, no interest was accrued on the MCKEA Note. On March 24, 2017, the MCKEA Note was cancelled to purchase the Company’s Series B Preferred Stock pursuant to the terms of the Preferred Stock Purchase Agreement entered into on March 9, 2017 (See Note 14). Since there was no difference between the reacquisition price and the net carrying value of the cancelled debt, no gain or loss was recognized as a result of this transaction.

(b)	Microphase is a party to several notes payable agreements with seven of its past officers, employees and their family members. As of September 30, 2017, the aggregate outstanding balance pursuant to these notes payable agreements, inclusive of $87 of accrued interest, was $493, with annual interest rates ranging between 3.00% and 6.00%. During the three months ended September 30, 2017 and the period June 3, 2017 to September 30, 2017, Microphase incurred $7 of interest on these notes payable agreements. In July 2016, one of these noteholders initiated litigation to collect the balance owed under the terms of his respective agreement. At September 30, 2017, the outstanding principal balance and accrued interest owed under this particular agreement was $162.

12. CONVERTIBLE NOTES

Convertible notes at September 30, 2017, are comprised of the following. At December 31, 2016 the Company did not have any Convertible Notes.

September 30,
2017
10% Convertible secured notes	$880
12% Convertible secured note	400
Total convertible notes payable	1,280
Less:
Unamortized debt discounts	(726)
Unamortized financing cost	(89)
Total convertible notes payable, net of debt discounts and financing cost	$465

12% Convertible secured notes

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
SEPTEMBER 30, 2017
U.S. dollars in thousands, except share and per share data

The Convertible Note is in the principal amount of $400, included an original issue discount (“OID”) of $40 resulting in net proceeds to the Company of $360, bears interest at 12% simple interest on the principal amount, and is due on August 13, 2018. Interest only payments are due on a quarterly basis and the principal is due on August 3, 2018. The principal may be converted into shares of the Company’s common stock at $0.55 per share.

The Company computed the fair value of the 666,666 warrants using the Black-Scholes option pricing model and, as a result of this calculation, recorded debt discount in the amount of $167 based on the estimated fair value of the 666,666 warrants.

The beneficial conversion feature (“BCF”) embedded in the Convertible Note is accounted for under ASC No. 470, Debt. At issuance, the estimated fair value of the BCF totaled $187. The Company, however, is prohibited from issuing shares of common stock pursuant to the Convertible Note unless stockholder approval of such issuance of securities is obtained as required by applicable NYSE MKT listing rules. The Company has not yet received stockholder approval of such share issuances. The fair value of the BCF was allocated from the net proceeds of the Convertible Note and, upon stockholder approval, if received, will be amortized to interest expense over the term of the Convertible Note using the effective interest method. The valuation of the BCF was calculated based on the effective conversion price compared with the market price of the Company’s common stock on the date of issuance of the Convertible Note. In aggregate, the Company recorded debt discount in the amount of $207 based on the relative fair values of the 666,666 warrants and OID of $40. During the three and nine months ended September 30, 2017, non-cash interest expense of $37 was recorded from the amortization of debt discounts.

10% Convertible secured note

On August 10, 2017, the Company, entered into Securities Purchase Agreements (“Agreements”) with five institutional investors (the “Investors”) to sell for an aggregate purchase price of $800, 10% Senior Convertible Promissory Notes (“Convertible Notes”) with an aggregate principal face amount of $880 and warrants to purchase an aggregate of 1,475,000 shares of common stock. The principal of the Convertible Notes and interest earned thereon may be converted into shares of common stock at $0.60 per share and under the terms of the Warrant, up to 1,475,000 shares of common stock may be purchased at an exercise price of $0.66 per share.

The Convertible Notes are in the aggregate principal amount of $880, included an OID of $80 resulting in net proceeds to the Company of $800, bear simple interest at 10% on the principal amount, and principal and interest are due on February 10, 2018. Subject to certain beneficial ownership limitations, each Investor may convert the principal amount of the Convertible Note and accrued interest earned thereon at any time into shares of common stock at $0.60 per share. The conversion price of the Convertible Notes is subject to adjustment for customary stock splits, stock dividends, combinations or similar events.

The Company computed the fair value of the 1,475,000 warrants using the Black-Scholes option pricing model and, as a result of this calculation, recorded debt discount in the amount of $357 based on the estimated fair value of the 1,475,000 warrants.

The beneficial conversion feature (“BCF”) embedded in the Convertible Notes is accounted for under ASC No. 470, Debt. At issuance, the estimated fair value of the BCF totaled $327. The fair value of the BCF was allocated from the net proceeds of the Convertible Notes and was amortized to interest expense over the term of the Convertible Notes using the effective interest method.  The valuation of the BCF was calculated based on the effective conversion price compared with the market price of the Company’s common stock on the date of issuance of the Convertible Note. In aggregate, the Company recorded debt discount in the amount of $764 based on the relative fair values of the 1,475,000 warrants of $357, BCF of $327 and OID of $80. During the three and nine months ended September 30, 2017, non-cash interest expense of $212 was recorded from the amortization of debt discounts.

DIGITAL POWER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
SEPTEMBER 30, 2017
U.S. dollars in thousands, except share and per share data

Other Convertible Notes Payable

On April 17, 2017, the Company entered into two 7% convertible notes (the “7% Convertible Notes”) each in the aggregate principal amount of $125 for a total of $250. The 7% Convertible Notes accrue interest at 7% simple interest on the principal amount and were due on June 2, 2017. The principal may be converted into shares of the Company’s common stock at $0.75 per share. The noteholder may convert the principal amount of the 7% Convertible Notes at any time into common stock. The 7% Convertible Notes contains standard and customary events of default including, but not limited to, failure to make payments when due under the 7% Convertible Note agreements and bankruptcy or insolvency of the Company. The Company has the right to prepay the 7% Convertible Notes. The 7% Convertible Notes were repaid during July 2017.

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

The beneficial conversion feature (“BCF”) embedded in the 7% Convertible Notes is accounted for under ASC No. 470, Debt. At issuance, the estimated fair value of the BCF totaled $31. The fair value of the BCF was allocated from the net proceeds of the 7% Convertible Note and was amortized to interest expense over the term of the 7% Convertible Notes using the effective interest method.  The valuation of the BCF was calculated based on the effective conversion price compared with the market price of the Company’s common stock on the date of issuance of the Convertible Note. In aggregate, the Company recorded debt discount in the amount of $93 based on the relative fair values of the 7% Convertible Note Warrants of $61 and BCF of $32. During the three months ended June 30, 2017, the entire non-cash interest expense of $93 was recorded from the amortization of debt discounts.

On July 25, 2017, the Company repaid one of the 7% Convertible Notes. Due to the event of default, the Company agreed to reduce the exercise price of warrants to purchase 83,334 shares of common stock from $0.90 per share to $0.55 per share and made a payment of $144. As a result of this transaction, the Company recorded additional interest expense of $17 and recorded an additional $3 in non-cash interest expense based upon the change in the fair value of the warrants due to the adjustment to the exercise price.

On July 28, 2017, we entered into an exchange agreement related to the second 7% Convertible Note. Under the terms of the exchange agreement, we agreed to exchange the 7% Convertible Note for three new promissory notes in the principal amounts of $110,000 due August 1, 2017; $35,000 due August 1, 2017; and $34,000 due August 8, 2017 (individually an Exchange Note and collectively the Exchange Notes) and issue a new warrant to purchase 83,334 shares of common stock at $0.55 per share and cancel the prior warrant to purchase 83,334 shares of common stock at $0.90 per share.

Concurrent with entering into the exchange agreement, the investor entered into a subscription agreement under which we issued and sold in a registered direct offering 200,000 shares of common stock at $0.55 per share for an aggregate purchase price of $110,000. The 200,000 shares of common stock were purchased through the cancellation of the Exchange Note in the principal amount of $110,000. In addition, in a concurrent private placement, the investor entered into a separate securities purchase agreement under which we issued and sold 63,600 shares of common stock at $0.55 per share for an aggregate of purchase price of $35,000. The 63,600 shares of common stock were purchased through the cancellation of the Exchange Note in the principal amount of $35,000. Further, we issued a warrant to purchase 120,000 shares of common stock at $0.55 per share. The final Exchange Note in the principal amount of $34 was repaid. During the quarter ended September 30, 2017, the Company recorded additional non-cash interest expense of $110 as a result of the extinguishment of the $125 7% Convertible Note based on the difference of the carrying amount of the 7% Convertible Note and the fair value of the consideration transferred, which was determined from the closing price of the Company’s common stock on the date of extinguishment and based upon (i) the change in the fair value of the warrants due to the exchange of the warrant with an exercise price of $0.90 per share with a new warrant with an exercise price of $0.55 per share, (ii) the fair value of the warrant to purchase 120,000 shares of common stock and (iii) the value of the shares of cash and common stock in excess of the amount owed pursuant to the 7% Convertible Note.

DIGITAL POWER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
SEPTEMBER 30, 2017
U.S. dollars in thousands, except share and per share data

On April 26, 2017, the Company entered into a 7% convertible note in the aggregate principal amount of $104. On June 28, 2017, the noteholder converted the outstanding balance into 189,091 shares of the Company’s common stock. The Company did not record any additional interest expense as a result of the extinguishment since the carrying amount of the convertible notes was equivalent to the fair value of the consideration transferred, which was determined from the closing price of the Company’s equity securities on the date of extinguishment.

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

13. CONVERTIBLE NOTE – RELATED PARTY

Convertible notes – related party at September 30, 2017, and December 31, 2016, are comprised of the following:

	September 30,	December 31,
	2017	2016
12% Convertible secured note	$530	$530
Less:
Unamortized debt discounts	(355)	(484)
Unamortized financing cost	(9)	(12)
Convertible note – related party, net of debt discounts and financing cost	$166	$34

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
SEPTEMBER 30, 2017
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

In aggregate, the Company recorded debt discount in the amount of $518 based on the relative fair values of the Convertible Note Warrants of $159, BCF of $329 and OID of $30. The debt discount is being amortized as non-cash interest expense over the term of the debt. In addition, the Company incurred $13 of debt issuance costs which are also being amortized as non-cash interest expense over the term of the debt. During the three and nine months ended September 30, 2017, non-cash interest expense of $44 and $129, respectively, was recorded from the amortization of debt discounts and debt financing cost. As of September 30, 2017 and December 31, 2016, accrued interest on the Convertible Note was $16 and $12, respectively.

14. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 2,000,000 shares of Preferred Stock with no par value. The Board of Directors has designated 500,000 shares of its Preferred Stock as Series A cumulative Redeemable Convertible Preferred shares (the “Series A Preferred Stock”), 500,000 shares as Series B Convertible Preferred Stock (the “Series B Preferred Stock”), 460,000 shares as Series C Convertible Preferred Stock (the “Series C Preferred Stock”), 378,776 shares as Series D Convertible Preferred Stock (the “Series D Preferred Stock”), and 10,000 shares as Series E Convertible Preferred Stock (the “Series E Preferred Stock”). The rights, preferences, privileges and restrictions on the remaining authorized 151,224 shares of Preferred Stock have not been determined. The Company’s Board of Directors is authorized to create a new series of preferred shares and determine the number of shares, as well as the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred shares. As of September 30, 2017, there were 100,000 shares of Series B Preferred Stock, 455,002 shares of Series C Preferred Stock, 378,776 shares of Series D Preferred Stock, 10,000 shares of Series E Preferred Stock issued and outstanding and no other shares of Preferred Stock were issued or outstanding. As of December 31, 2016, there were no shares of Preferred Stock issued or outstanding.

DIGITAL POWER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
SEPTEMBER 30, 2017
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
SEPTEMBER 30, 2017
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

Series D Preferred Stock

On June 2, 2017, pursuant to the terms of the Share Exchange Agreement, the Company acquired 1,603,434 shares of the issued and outstanding common stock of Microphase Common Stock in exchange for the issuance by the Company of 1,842,448 shares of the Company’s Common Stock and 378,776 shares of the Company’s Series D Preferred Stock, no par value per share, and warrants to purchase an aggregate of 1,000,000 shares of the Company’s Common Stock.

DIGITAL POWER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
SEPTEMBER 30, 2017
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
SEPTEMBER 30, 2017
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

Between May 9, 2017 and June 18, 2017, the Company issued an aggregate of 956,153 shares of its common stock as payment for services to its consultant.  The shares were valued at $498, an average of $0.52 per share.

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

On July 24, 2017, we entered into subscription agreements with six investors, and on July 25, 2017 we entered into securities purchase agreements (the “Securities Purchase Agreement”) with an institutional investor, under which we agreed to issue and sell in the aggregate 851,363 shares of common stock to the investors at $0.55 per share for an aggregate purchase price of $468. Of the aggregate purchase price of $468, $445 was paid in cash and $23 was in consideration for the cancellation of debt of the Company. The company granted warrants to purchase 109,090 shares of common stock to two of the investors that entered into the subscription agreements at $0.75 per share.

In a concurrent private placement, we sold to the institutional investor warrants to purchase an aggregate of 163,636 shares of the Company’s common stock at an exercise price equal to $0.55 per share.

On July 28, 2017, we entered into an exchange agreement with an institutional investor who was the owner of (i) a 7% Convertible Note in the principal amount of $125 and a warrant dated April 17, 2017 to purchase 83,334 shares of our common stock at $0.90. Under the terms of the exchange agreement, we agreed to exchange the 7% Convertible Note for three new promissory notes in the principal amounts of $110 due August 1, 2017; $35 due August 1, 2017; and $34 due August 8, 2017 (individually an Exchange Note and collectively the Exchange Notes) and to exchange the prior warrant for a new warrant to purchase 83,334 shares of common stock at $0.55 per share.

DIGITAL POWER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
SEPTEMBER 30, 2017
U.S. dollars in thousands, except share and per share data

Concurrent with entering into this exchange agreement, the institutional investor entered into a subscription agreement under which we issued and sold in a registered direct offering 200,000 shares of common stock at $0.55 per share for an aggregate purchase price of $110. The 200,000 shares of common stock were purchased through the cancellation of the Exchange Note in the principal amount of $110. In addition, in a concurrent private placement, the institutional investor entered into a separate securities purchase agreement under which we issued and sold 63,600 shares of common stock at $0.55 per share for an aggregate of purchase price of $35. The 63,600 shares of common stock were purchased through the cancellation of the Exchange Note in the principal amount of $35. Further, we issued a warrant to purchase 120,000 shares of common stock at $0.55 per share.

Between August 21, 2017 and September 5, 2017, the Company issued an aggregate of 680,645 shares of its common stock as payment for services to its consultant.  The shares were valued at $424, an average of $0.62 per share.

15. RELATED PARTY TRANSACTION

a.
In anticipation of the acquisition of MTIX Ltd., an advanced materials and processing technology company located in Huddersfield, West Yorkshire, UK (“MTIX”) by AVLP and the expectation of future business generated by the Company from a strategic investment into AVLP, the Company entered into the AVLP Notes, three 12% Convertible Promissory Notes agreements in the principal amount of $525 each. The AVLP Notes included a 5% original issue discount, resulting in net loans to AVLP of $1,500 and an original issue discount of $75. The AVLP notes accrued interest at 12% per annum and were due on or before two years from the origination dates of each note. The Company had the right, at its option, to convert all or any portion of the principal and accrued interest into shares of common stock of AVLP at approximately $0.74536 per share. Subject to adjustment, the AVLP Notes, inclusive of the original issue discount, were convertible into 2,113,086 shares of the Company’s common stock. During the period from March 29, 2017 to August 16, 2017, the Company funded $1,809 in excess of the $1,500 net loan amount required pursuant to the terms of the AVLP Notes.

On September 6, 2017, the Company and AVLP entered into a Loan and Security Agreement (“AVLP Loan Agreement”) with an effective date of August 21, 2017 pursuant to which the Company provided Avalanche a non-revolving credit facility of up to $5,000, inclusive of prior amounts loaned to AVLP, for a period ending on August 21, 2019, subject to the terms and conditions stated in the Loan Agreement, including that the Company having available funds to grant such credit. In consideration of entering into the AVLP Loan Agreement, the Company and AVLP cancelled the AVLP Notes and consolidated the AVLP Notes and prior advances and issued a new Convertible Promissory Note in the aggregate principal amount of $3,474 (the “New Note”) that is convertible into shares of AVLP at a conversion price of $0.50 per share. The New Note is due in two years and accrues interest at 12% per annum on the principal amount. Prior interest accrued under the AVLP Notes and advances will continue to be an obligation of AVLP. The New Note contains standard events of defaults. In addition, concurrent to issuing the New Note, AVLP issued to the Company a five-year Warrant to purchase 6,948,800 shares of AVLP Common Stock at $0.50 per share. Future advances under the AVLP Loan Agreement, if any, will be evidenced by a convertible promissory containing a conversion price feature at $0.50 per share and warrant with an exercise price of $0.50 per share. Further, under the terms of the AVLP Loan Agreement, any notes issued by AVLP are secured by the assets of AVLP. (See Note 4).

During the nine months ended September 30, 2017, the Company invested $2,682 pursuant to the AVLP Loan Agreement and acquired 71,746 shares of AVLP common stock in the open market for $28.

DIGITAL POWER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
SEPTEMBER 30, 2017
U.S. dollars in thousands, except share and per share data

During the three months ended December 31, 2016, the Company invested $950 pursuant to the AVLP Loan Agreement and acquired 250,900 shares of AVLP common stock in the open market for $85.

Philou is AVLP’s controlling shareholder.  Mr. Ault is Chairman of AVLP’s Board of Directors and the Executive Chairman of the Company’s Board of Directors. Mr. William B. Horne is the Chief Financial Officer of AVLP and also the audit committee chairman of the Company.

On October 24, 2016, AVLP entered into a letter of intent to acquire MTIX and made an initial payment of $50 towards the purchase. On August 22, 2017, pursuant to the terms of a Share Exchange Agreement dated as of March 3, 2017, and as amended on July 13, 2017 and August 21, 2017 (the “Exchange Agreement”) with MTIX Limited, a company formed under the laws of England and Wales (“MTIX”) and the three (3) shareholders of MTIX (the “Sellers”), AVLP completed its acquisition of MTIX. Upon the terms and subject to the conditions set forth in the Exchange Agreement, AVLP acquired MTIX from the Sellers through the transfer of all issued and outstanding ordinary shares of MTIX (the “MTIX Shares”) by the Sellers to AVLP in exchange (the “Exchange”) for the issuance by AVLP of: (a) 7% secured convertible promissory notes (individually, a “Note” and collectively, the “Notes”) in the aggregate principal face amount of $9,500 to the Sellers in pro rata amounts commensurate with their current respective ownership percentages of MTIX’s ordinary shares, (b) (i) $500 in cash, $50, of which was paid on October 26, 2016, and (ii) 100,000 shares of AVLP’s newly designated shares of Class B Convertible Preferred Stock (the “Class B Shares”) to the principal shareholder of MTIX (the “Majority Shareholder”).

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

b.
On September 22, 2016, the Company entered into consulting agreement with Mr. Ault to assist the Company in developing a business strategy, identifying new business opportunities, developing a capital raising program and implementing of a capital deployment program.  For his services, Mr. Ault was paid $135 during the nine months ended September 30, 2017.

c.
On October 21, 2016, the Company entered into a 12% convertible secured note in the principal amount of $530 and warrants with the Barry Blank Living Trust, an existing stockholder of the Company, for $500 due on October 20, 2019. The principal amount of the 12% convertible secured note may be convertible into shares of the Company’s common stock at $0.55 per share. Subject to certain beneficial ownership limitations, the Barry Blank Living Trust may convert the principal amount of the convertible note at any time into common stock. During the nine months ended September 30, 2017 the Company recorded interest expenses of $48 on the convertible note obligation.

d.
On December 29, 2016, the Company received a $250 short term loan from MCKEA. Kristine Ault, a director of the Company and the wife of Mr. Ault, is the managing member of MCKEA which, in turn, is the Manager of Philou, the majority stockholder of the Company. On March 24, 2017, the $250 loan was cancelled in consideration for the issuance of 25,000 shares of Series B preferred stock of the Company to Philou. During the nine months ended September 30, 2017 the Company recorded interest expenses of $3 on the short-term loan from MCKEA.

DIGITAL POWER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
SEPTEMBER 30, 2017
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

h.
On March 20, 2017, the Company received a $250 short term loan from JLA Realty, an entity which owns 666,667 shares of the Company’s common stock, constituting approximately 4.7% of the Company’s outstanding shares of common stock at September 30, 2017, on behalf of Philou. The proceeds from this short-term loan comprised a portion of Philou’s purchase of Series B Preferred Stock.

i.
Between May 5, 2017 and June 30, 2017, the Company received additional short-term loans of $140 from four accredited investors of which $75 was from the Company’s corporate counsel, a related party. As additional consideration, the investors received five-year warrants to purchase 224,371 shares of common stock at a weighted average exercise price of $0.77 per share.On June 28, 2017, $52 in short-term loans that was received from the related party was converted into one of the Series C Units (See Note 10) and on        July 24, 2017, the remaining $23 in short-term loans was converted in 41,818 shares of the Company’s common stock in conjunction with the subscription agreements that the Company entered into with six investors (See Note 14).

j.
Between July 6, 2017 and September 30, 2017, Milton C. Ault, III, the Company’s Executive Chairman, personally guaranteed the repayment of (i) $2,585 to TVT Capital, (ii) $400 from the sale of the Convertible Note and (iii) $880 from the sale of the Convertible Notes. These personal guarantees were necessary to facilitate the consummation of these financing transactions. Mr. Ault’s payment obligations would be triggered if the Company failed to perform under these financing obligations. Our board of directors has agreed to compensate Mr. Ault for his personal guarantees. The amount of annual compensation for each of these guarantees, which will be in the form of non-cash compensation, is approximately 2% of the amount of the obligation.

k.
During the three months ended June 30, 2017, our Chief Executive Officer Amos Kohn purchased certain real property that will serve as a facility for the Company’s business operations in Israel. The Company made $300 of payments to the seller of the property that will be applied to either (i) an ownership interest, that would be transferred to the Company upon the approval of certain governmental authorities that authorize foreign ownership of real property in Israel or (ii) a leasing arrangement providing for the Company’s use of the property should such authorization not be obtained. The payments are classified as Other investments, related party in the accompanying condensed consolidated balance sheet at September 30, 2017.

l.
During the three and nine months ended September 30, 2017, DP Lending made loans to related parties of $54. The loans were made to Alzamend Neuro, Inc. (“Alzamend”), Restaurant Capital Group, LLC, a wholly-owned subsidiary of AVLP, and Click Media, Inc. (“Cross Click”) in the amounts of $44, $5, and $5, respectively.  The loans are classified as Other investments, related party in the accompanying condensed consolidated balance sheet at September 30, 2017. AVLP is a party to a management services agreement with Alzamend Neuro, Inc. (“Alzamend”) pursuant to which Avalanche provides management, consulting and financial services to Alzamend. MCKEA is the controlling shareholder of Cross Click.

DIGITAL POWER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
SEPTEMBER 30, 2017
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

	Nine months ended September 30, 2017 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$5,206	$1,464	$—	$6,670
Inter-segment revenues	$43	$—	$(43)	$—
Total revenues	$5,249	$1,464	$(43)	$6,670

Depreciation and amortization expense	$75	$53	$—	$128

Loss from operations	$(3,277)	$(272)	$—	$(3,549)

Interest expense, net				$(1,367)

Net loss attributable to non-controlling interest				$216

Net loss attributable to Digital Power Corp				$(4,700)

Capital expenditures for segment assets, as Sept. 30, 2017	$8	$13	$—	$21

Identifiable assets as of September 30, 2017	$12,315	1,666	$—	$13,981

	Nine months ended September 30, 2016 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$3,408	$2,195	$—	$5,603
Inter-segment revenues	$89	$—	$(89)	$—
Total revenues	$3,497	$2,195	$(89)	$5,603

Depreciation and amortization expense	$57	$66	$—	$123

Loss from operations	$(147)	$(125)	$—	$(272)

Interest income, net				$85

Income tax benefit				$22

Net loss				$(165)

Capital expenditures for segment assets, as of Sept. 30, 2016	$23	$51	$—	$74

Identifiable assets as of September 30, 2016	$2,084	$2,371	$—	$4,455

DIGITAL POWER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
SEPTEMBER 30, 2017
U.S. dollars in thousands, except share and per share data

	Three months ended September 30, 2017 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$2,877	$343	$—	$3,220
Inter-segment revenues	$6	$—	$(6)	$—
Total revenues	$2,883	$343	$(6)	$3,220

Depreciation and amortization expense	$32	$16	$—	$48

Loss from operations	$(1,137)	$(181)	$—	$(1,318)

Interest expense, net				$(753)

Net loss attributable to non-controlling interest				$104

Net income (loss)				$(1,967)

Capital expenditures for segment assets, as of Sept. 30, 2017	$-	$-	$—	$-

Identifiable assets as of September 30, 2017	$12,315	$1,666	$—	$13,981

	Three months ended September 30, 2016 (unaudited)
	DPC	DPL	Eliminations	Total

Revenues	$1,248	$578	$—	$1,826
Inter-segment revenues	$27	$—	$(27)	$—
Total revenues	$1,275	$578	$(27)	$1,826

Depreciation and amortization expense	$19	$21	$—	$40

Income (loss) from operations	$34	$(117)	$—	$(83)

Interest income, net				$23

Income tax benefit				$22

Net income (loss)				$(38)

Capital expenditures for segment assets, as of September 30, 2016	$—	$4	$—	$4

Identifiable assets as of September 30, 2016	$2,084	$2,371	$—	$4,455

DIGITAL POWER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
SEPTEMBER 30, 2017
U.S. dollars in thousands, except share and per share data

Concentration Risk:

The following table provides the percentage of total revenues attributable to a single customer from which 10% or more of total revenues are derived:

	For the three months ended Sept. 30, 2017		For the nine months ended Sept. 30, 2017

	Total Revenues		Total Revenues
	by Major	Percentage of	by Major	Percentage of
	Customers	Total Company	Customers	Total Company
	(in thousands)	Revenues	(in thousands)	Revenues
Customer A	$433	13%	$1,062	16%

	For the three months ended Sept. 30, 2016		For the nine months ended Sept. 30, 2016

	Total Revenues		Total Revenues
	by Major	Percentage of	by Major	Percentage of
	Customers	Total Company	Customers	Total Company
	(in thousands)	Revenues	(in thousands)	Revenues
Customer A	$407	22%	$1,176	21%
Customer B	$253	14%	$—	—
Customer C	$196	11%	$—	—

Revenue from Customer A and B were attributable to Digital Power and revenue from Customer C attributable to DP Limited.

For the three and nine months ended September 30, 2017 and 2016, total revenues from external customers divided on the basis of the Company’s product lines are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues:
Commercial products	$1,342	$1,505	$3,362	$3,971
Defense products	1,878	321	3,308	1,632
Total revenues	$3,220	$1,826	$6,670	$5,603

Financial data relating to geographic areas:

The Company’s total revenues are attributed to geographic areas based on the location. The following table presents total revenues for the three and nine months ended September 30, 2017 and 2016. Other than as shown, no foreign country contributed materially to revenues or long-lived assets for these periods:

DIGITAL POWER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
SEPTEMBER 30, 2017
U.S. dollars in thousands, except share and per share data

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues:
North America	$2,671	$1,125	$4,746	$3,128
Europe	342	314	1,244	1,548
South Korea	3	196	223	499
Other	204	191	457	428
Total revenues	$3,220	$1,826	$6,670	$5,603

17. SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2017 and has determined that it does not have any material subsequent events to disclose in these financial statements except for the following.

Common Stock

On October 4, 2017, the Company entered into a Securities Purchase Agreement to sell 75,000 shares of common stock and warrants to purchase 75,000 shares of common stock at $0.60 per share to Ault & Company for $50. Mr. Ault is the Chairman and majority shareholder of Ault & Company.

On October 18, 2017, the Company entered into subscription agreements with five investors, under which we agreed to issue and sell in the aggregate 452,239 shares of common stock to the investors at $0.67 per share for an aggregate purchase price of $303. $75 of the purchase price was paid in cash and $228 was paid through the cancellation of debt incurred by the Company, of which $93 was from a related party.

On November 7, 2017, the Company entered into subscription agreements with investors under which the Company agreed to issue and sell in the aggregate 725,000 shares of common stock to the investors at $0.60 per share for an aggregate purchase price of $435. $180 of the aggregate purchase price was paid in cash and $255 was paid through the cancellation of debt incurred by the Company.

October 3, 2017, the Company issued an aggregate of 490,000 shares of its common stock as payment for services to its consultant.  The shares were valued at $265, an average of $0.54 per share.

Advance on Future Receipts

On October 17, 2017, the Company and Microphase, entered into an Agreement for the Purchase and Sale of Future Receipts with TVT Capital LLC pursuant to which the Company and Microphase collectively sold in the aggregate $834 in Future Receipts of the Company and Microphase for $600. Under the terms of the agreement, the Company and Microphase will be obligated to pay $21 in the aggregate on a weekly basis until the purchase price of $834, has been paid in full. In connection with entering into the agreement, the Company and Microphase collectively paid a $30 origination fee. In addition, the purchase price of $834 has been personally guaranteed by Milton Ault, III, the Company’s Executive Chairman.

On November 1, 2017, the Company and Libertas Funding LLC (“Libertas”), entered into an Agreement for the Purchase and Sale of Future Receivables pursuant to which the Company and Libertas collectively sold the rights of up to $594 in future receipts of the Company for $400. If the Company pays Libertas by January 3, 2018, the purchased amount will be discounted to $497. Until that date, no specific payment schedules are required. After January 3, 2018, if the Company has not paid the $497, the Company agrees to pay the aggregate of $594 in future receipts under the following terms. The Company will be obligated to pay $25 on a weekly basis until the purchased price of $594 has been paid in full. In conjunction with this agreement, the Company also issued warrants to purchase an aggregate of 200,000 shares of the Company’s Common Stock at $0.725 per share. The purchase price of $400 has been personally guaranteed by Philou and by Milton and Kristine Ault, directors of the Company.

DIGITAL POWER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
SEPTEMBER 30, 2017
U.S. dollars in thousands, except share and per share data

On November 1, 2017, the Company entered into an Agreement for the Purchase and Sale of Future Receipts with TVT pursuant to which the Company sold up to $223 in Future Receipts of the Company for $150. If the Company pays TVT by January 3, 2018, the purchased amount will be discounted to $177. Until that date, no specific payment schedules are required. After January 3, 2018, if the Company has not paid the $177, the Company agrees to pay an aggregate amount of $223 under the following terms. The Company will be obligated to pay $13 on a weekly basis until the purchase price of $223 has been paid in full. The Agreement also includes warrants to purchase 75,000 shares of the Company’s common stock at an exercise price of $0.725 per share. In addition, the purchase price of $150 has been personally guaranteed by Mr. Ault.

Convertible Debentures

On November 2, 2017, Digital Power entered into a Securities Purchase Agreement (the “Nov. Purchase Agreement”) with an institutional investor (the “Purchaser”), pursuant to which the Company has agreed, upon the terms and subject to the conditions of the Nov. Purchase Agreement, to issue and sell to the Purchaser (i) at the first closing, 300,000 shares of restricted common stock of the Company (the “Restricted Shares”) and a 10% Original Issue Discount Convertible Debenture for a purchase price of $1,010 with a principal face amount of $1,111 (the “First Convertible Debenture”) and (ii) at the second closing, an additional 10% Original Issue Discount Convertible Debenture for an aggregate purchase price of $990 with an aggregate principal face amount of $1,089 (the “Second Convertible Debenture”, and together with the First Convertible Debenture, the “Convertible Debentures”). The Company and the Purchaser consummated the first closing on November 2, 2017. The second closing, if any, shall occur only at both parties’ mutual agreement at any time following the Company’s registration for resale of the Restricted Shares and shares of common stock underlying the First Convertible Debenture, and shareholder approval of the transactions contemplated by the Purchase Agreement in accordance with Section 713 of the NYSE American Company Guide.

10% Original Issue Discount Convertible Debentures

The Convertible Debentures have a term of eight months, bear interest at 5% per year and the principal of the Convertible Debentures and interest earned thereon may be converted into shares of common stock at $0.60 per share, subject to adjustments for lower priced issuances, stock splits, stock dividends, combinations or similar events. In the event that the Company consummates any debt or equity financing with gross proceeds to the Company equal to or greater than $7,500, then the Company shall prepay to the holder in cash 110% of the outstanding principal amounts of the Convertible Debentures and any accrued and unpaid interest if the closing of such transaction occurs within ninety days from the original issue date of a debenture, and the Company shall prepay to the holder in cash 115% of the outstanding principal amounts of the Convertible Debentures and any accrued and unpaid interest if the closing of such transaction occurs between 91 days from the original issue date and the maturity date of the Convertible Debenture. The Company has the option to prepay all amounts owed under the Convertible Debentures in cash at a rate of 110% within 90 days from the original issue date and 115% from 91 days from the original issue date through the maturity date.

Registration Rights Agreement

In connection with the Nov. Purchase Agreement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchaser, pursuant to which the Company has agreed to file a registration statement with the Securities and Exchange Commission covering the Restricted Shares and the shares of common stock underlying the First Convertible Debenture within 30 days of the first closing and the shares of common stock underlying the Second Convertible Debenture within 30 days of the second closing. The Company has agreed to use its best efforts to have the registration statement declared effective within 60 days of each closing date. If the Company is unable to meet its obligations under the Registration Rights Agreement, on each such date of failure or breach and on each monthly anniversary thereof if not cured by such date, the Company shall pay to each Holder an amount in cash, as partial liquidated damages and not as a penalty, equal to 1% of the subscription amount paid pursuant to the Purchase Agreement. Subsequent to the 90th day from such date of failure or breach, the 1% penalty shall increase to 2%, with an aggregate cap of 20% per year. If the Company fails to pay any partial liquidated damages within seven days after the date payable, the Company will pay interest thereon at a rate of 18% (or such lesser maximum amount that is permitted to be paid by applicable law).

DIGITAL POWER CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)
SEPTEMBER 30, 2017
U.S. dollars in thousands, except share and per share data

Warrant Issued to Financial Advisor

In connection with the transactions contemplated by the Nov. Purchase Agreement, on November 2, the Company paid to Aegis Capital Corp. (“Aegis”), its financial advisor, a cash fee of $81 and issued to Aegis a warrant to purchase up to 148,133 shares of common stock with an exercise price of $0.66 per share (the “Warrant”), subject to adjustment for stock splits, stock dividends, combinations or similar events. The Warrant is exercisable at any time commencing six months from the date of issuance through five years from the date of issuance. The Warrant may be exercised for cash or on a “cashless” basis if there is no effective registration statement registering, or no current prospectus available for the resale of, all of the shares of Common Stock underlying the Warrant. Holders of the Warrant have “piggy-back” registration rights for a period of five years from the date of issue.

Loan and Security Agreement with I.AM, Inc.

On November 1, 2017, the Company and I.AM, Inc. (“I.AM”) entered into a Loan and Security Agreement (“Loan Agreement”) pursuant to which the Company will provide I.AM a non-revolving credit facility of up to $1,300, for a period ending on September 25, 2022, subject to the terms and conditions stated in the Loan Agreement, including that the Company having available funds to grant such credit. Advances on the credit facility accrue at a rate of 6.0% on the outstanding daily balance. The Loan Agreement is secured by the assets of I.AM’s membership interests in three restaurant LLCs.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this quarterly report, the “Company,” “Digital Power,” “we,” “us” and “our” refer to Digital Power Corporation, a California corporation, our wholly-owned subsidiaries, Coolisys Technologies, Inc., Power-Plus Technical Distributors, LLC, Digital Power Lending, LLC, Digital Power Limited and our majority owned subsidiary, Microphase Corporation.

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

On November 30, 2016, Digital Power formed Digital Power Lending, LLC (“DP Lending”), a wholly-owned subsidiary. DP Lending is engaged in providing commercial loans to companies throughout the United States to provide them with operating capital to finance the growth of their businesses. The loans will primarily be short-term, ranging from six to twelve months.

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

On April 25, 2017, Digital Power formed Coolisys Technologies, Inc. (“Coolisys”), a wholly-owned subsidiary. The Company intends to operate its existing businesses in the customized and flexible power system solutions for the medical, military, telecom and industrial markets, other than the European markets which are primarily served by DP Limited, in Coolisys.

Further, on September 1, 2017, Coolisys acquired all of the outstanding membership interests in Power-Plus Technical Distributors, LLC, a California limited liability company (“Power-Plus”). Power-Plus is an industrial distributor of value added power supply solutions, UPS systems, fans, filters, line cords, and other power-related components. In addition to its current business, Power-Plus will serve as an extended sales organization for the Company’s overall flexible power system solutions.

We are a California corporation formed in 1969 and located in the heart of the Silicon Valley at 48430 Lakeview Blvd, Fremont, California 94538-3158.  Our phone number is 510-657-2635 and our website address is www.digipwr.com.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2016

Revenues

Our revenues increased by $1,394 or 76% to $3,220 for the three months ended September 30, 2017, from $1,826 for the three months ended September 30, 2016. The increase in revenue was primarily due to our acquisition of 56.4% of the outstanding equity interests of Microphase on June 2, 2017, combined with our acquisition of all of the outstanding equity interests of Power-Plus on September 1, 2017. Revenues generated by Microphase and Power-Plus during the three months ended September 30, 2017, were $1,340 and $224, respectively. Excluding revenues that were generated by our recent acquisitions of Microphase and Power-Plus, the Company generated revenues of $1,656, a decrease of $170 from the three months ended September 30, 2016.

Revenues from our U.S. operations increased by 130.5% to $2,877 for the three months ended September 30, 2017, from $1,248 for the three months ended September 30, 2016. As previously noted, our consolidated revenues include $1,564 in revenues generated from our recent acquisitions of Microphase and Power-Plus. If we had not closed on these acquisition, then revenues from our U.S. operations would have been $1,313, an increase of 5.2%. The increase in revenues from our U.S. operations is attributed to the recognition of $109 in revenue from the MLSE $50 million purchase order contract which was offset by a slight decrease in sales of our legacy products. The recognition of revenue from the MLSE contract during the three months ended September 30, 2017, represents the first revenues recognized from this contract, which is expected to extend over several years.

Revenues from our European operation in Gresham, U.K. (“DP Limited”) decreased by $235 to $343 for the three months ended September 30, 2017, from $578 for the three months ended September 30, 2016, a decrease of 40.7%. The decrease was primarily attributable to a decrease of military and commercial products sales and the impact of a weakening of the British Pound and Euro against the USD. The decline in commercial product sales was mainly attributed to standard commodity products. The decline in military product sales was attributed to technical changes in the design of one of our development contracts.

Gross Margins

Gross margins decreased to 34.0% for the three months September 30, 2017 compared to 38.5% for the three months ended September 30, 2016. The decrease in gross margins was mainly attributable to the decrease in sales from our European operations combined with slightly lower margins of 34.5% generated by our Microphase and Power-Plus subsidiaries. As the Company integrates its recent acquisitions of Microphase and Power-Plus, it expects that gross margins from its U.S. based operations will be fairly consistent among the three companies.

Engineering and Product Development

Engineering and product development expenses increased by $159 to $306 for the three months ended September 30, 2017 from $147 for the three months ended September 30, 2016. The increase is partly attributed to our acquisition of Microphase, which reported $118 in engineering and product development expenses. The remaining increase was primarily related to an increase in direct manpower cost from the addition of a new Head of Engineering and Technology, a highly-compensated position that was created during the fourth quarter of 2016.

Selling and Marketing

Selling and marketing expenses were $423 for the three months ended September 30, 2017 compared to $235 for the three months ended September 30, 2016, an increase of $188. Our acquisition of Microphase and Power-Plus accounted for $46 and $55, respectively, of the increase in selling and marketing expenses. The remaining increase is attributed to an increase in personnel costs directly attributed to sales and marketing personnel at the Company’s U.S. based operations. Beginning in December 2016 and throughout the quarter ended March 31, 2017, we augmented our sales and marketing team with the addition of a Vice President of Business Development and two regional sales managers. During the three months ended September 30, 2016, the services of our current Chief Executive Officer were reported within selling and marketing expenses due to the significant amount of time in which he devoted to the sales process. The increase in the headcount of our sales and marketing team allowed our CEO to spend the majority of his time on general corporate matters related to our restructuring and expansion. As such, during the three months ended September 30, 2017, the salary of our Chief Executive officer, which is $300 per year, or $75 per quarter, was reported within general and administrative expenses. The increase in selling and marketing expenses is attributed to the increase in salaries and benefits and travel related costs for the three new sales and marketing positions and partially offset by the allocation of our Chief Executive Officer’s salary to general and administrative expense.

General and Administrative

General and administrative expenses were $1,685 for the three months ended September 30, 2017 compared to $404 for the three months ended September 30, 2016, an increase of $1,281. Our acquisition of Microphase accounted for $410 of the increase in general and administrative expenses. The adjusted increase of $871 from the comparative prior period was mainly due to higher stock based compensation expenses, an increase in legal and audit costs, an increase in investor relationship costs and hiring of additional consultants to build an infrastructure in anticipation of our future growth and the allocation of our Chief Executive Officer’s salary to general and administrative expense. The remaining increase in general and administrative expenses is due to various costs, none of which are significant individually.

•
In aggregate, we incurred $517 of stock-based compensation during the three months ended September 30, 2017. Of this amount, $365 was from issuances of equity based awards pursuant to our Plans and $152 was from stock, options and warrants which were issued outside the Plans. It has been our policy to allocate the majority of stock based compensation to general and administrative expense. During the three months ended September 30, 2016 and 2017, and inclusive of equity based awards issued outside the Plans, we recorded $35 and $311, respectively, of stock-based compensation in general and administrative expense.

•
We experienced an aggregate increase of $168 in audit and legal fees due to an overall increase in the operations conducted and the level of complexity and significant number of the transactions entered into during the three months ended September 30, 2017.

•
Beginning during the quarter ended December 31, 2016, we spent significant effort on expanding our investor base and on hiring additional consultants to assist building an infrastructure to support our anticipated growth. As a result, we experienced an increase of $220 in costs attributed to investor relations and other consulting fees.

•
Finally, during the three months ended September 30, 2016, our Chief Executive Officer’s salary was reflected in selling and marketing expenses. As discussed above, our current practice is to record the salary and benefits of our Chief Executive Officer to general and administrative expense.

Interest (expense) income, net

Interest expense, net was $753 for the three months ended September 30, 2017 compared to income of $23 for the three months ended September 30, 2016. The increase in interest expense for the three months ended September 30, 2017 is primarily related to debt discount, in the aggregate amount of $669, resulting from the issuance of warrants in conjunction with the sale of debt and equity instruments of $3,452. During the three months ended September 30, 2017, as a result of these issuances, non-cash interest expense of $669 was recorded from the amortization of debt discount and debt financing costs. The remaining increase in interest expense, net, was due to an increase in the amount of the Company’s total borrowings. At September 30, 2017, the outstanding balance of the Company’s convertible notes payable and notes payable was $3,458. Conversely, at September 30, 2016, the Company did not have any outstanding convertible notes payable or notes payable. Interest expense was partially offset by interest income and the accretion of original issue discount pursuant to the Loan and Security Agreement entered into on September 6, 2017, between the Company and AVLP (“AVLP Loan Agreement”) of $141.

Operating Loss

         The Company recorded an operating loss of $1,318 for the three months ended September 30, 2017 compared to an operating loss of $83 for the three months ended September 30, 2016. The increase in operating loss is mostly attributable from the increase of general and administrative expenses.

Net Loss

          The Company recorded a net loss of $2,071 for the three months ended September 30, 2017 compared to a net loss of $38 for the three months ended September 30, 2016 as a result of the aforementioned changes. After taking into consideration the loss attributable to the non-controlling interest of the minority shareholders of Microphase, the net loss attributable to the Company was $1,967 and 38 respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2016

Revenues

Our revenues increased by $1,067 or 19% to $6,670 for the nine months ended September 30, 2017, from $5,603 for the nine months ended September 30, 2016. The increase in revenue was primarily due to our acquisition of 56.4% of the outstanding equity interests of Microphase on June 2, 2017, combined with our acquisition of all of the outstanding equity interests of Power-Plus on September 1, 2017. Revenues generated by Microphase and Power-Plus during the nine months ended September 30, 2017, were $1,563 and $224, respectively. Excluding revenues that were generated by our recent acquisitions of Microphase and Power-Plus, the Company generated revenues of $4,883. As discussed below, the decrease of $720 from the nine months ended September 30, 2016, was primarily due to a decrease in revenues from our European operations.

Revenues from our U.S. operations increased by $1,798, or 52.8%, to $5,206 for the nine months ended September 30, 2017, from $3,408 for the nine months ended September 30, 2016. As previously noted, our consolidated revenues include $1,787 in revenues generated from our recent acquisitions of Microphase and Power-Plus. If we had not closed on these acquisition, then revenues from our U.S. operations would have been $3,419, an increase of 0.3%. The increase in revenues from our U.S. operations is attributed to the recognition of $109 in revenue from the MLSE $50 million purchase order contract which was offset by a slight decrease in sales of our legacy products.

Revenues from our European operation in Gresham, U.K. (“DP Limited”) decreased by $731 to $1,464 for the nine months ended September 30, 2017, from $2,195 for the nine months ended September 30, 2016, a decrease of 33.3%. The decrease was primarily attributable to a decrease of military and commercial products sales and the impact of a weakening of the British Pound and Euro against the USD. The decline in commercial product sales was mainly attributed to standard commodity products. The decline in military product sales was attributed to technical changes in the design of one of our development contracts.

Gross Margins

Gross margins increased to 38.0% for the nine months September 30, 2017 compared to 37.1% for the nine months ended September 30, 2016. The increase in gross margins was mainly attributable to the increase in sales of our commercial products sold in our U.S. operations, which have greater gross margins, combined with the decrease in sales from our European operations.

Engineering and Product Development

Engineering and product development expenses increased by $287 to $798 for the nine months ended September 30, 2017 from $511 for the nine months ended September 30, 2016. The increase is partly attributed to our acquisition of Microphase, which reported $173 in engineering and product development expenses. The remaining increase is attributed to a $95 increase in personnel costs directly attributed to engineering and product development at Digital Power’s U.S. based operations. During the fourth quarter of 2016, as part of its growth plan, Digital Power hired a new Head of Engineering and Technology, a highly-compensated position.

Selling and Marketing

Selling and marketing expenses were $1,045 for the nine months ended September 30, 2017 compared to $723 for the nine months ended September 30, 2016, an increase of $322. Our acquisition of Microphase and Power-Plus accounted for $55 and $65, respectively, of the increase in selling and marketing expenses. The remaining increase is attributed to an increase in personnel costs directly attributed to sales and marketing personnel at Digital Power’s U.S. based operations. Beginning in December 2016 and throughout the quarter ended March 31, 2017, we augmented our sales and marketing team with the addition of a Vice President of Business Development and two regional sales managers. During the nine months ended September 30, 2016, the services of our current Chief Executive Officer were reported within selling and marketing expenses due to the significant amount of time in which he devoted to the sales process. The increase in the headcount of our sales and marketing team allowed our CEO to spend the majority of his time on general corporate matters related to our restructuring and expansion. As such, during the nine months ended September 30, 2017, the salary of our Chief Executive officer, which is $300 per year, was reported within general and administrative expenses. The increase in selling and marketing expenses is attributed to the increase in salaries and benefits and travel related costs for the three new sales and marketing positions and partially offset by the allocation of our Chief Executive Officer’s salary to general and administrative expense.

General and Administrative

General and administrative expenses were $4,240 for the nine months ended September 30, 2017 compared to $1,115 for the nine months ended September 30, 2016, an increase of $3,125. Our acquisition of Microphase accounted for $577 of the increase in general and administrative expenses. The adjusted increase of $2,548 from the comparative prior period was mainly due to higher stock based compensation expenses, an increase in legal and audit costs, an increase in investor relationship costs and hiring of additional consultants to build an infrastructure in anticipation of our future growth and the allocation of our Chief Executive Officer’s salary to general and administrative expense. The remaining increase in general and administrative expenses is due to various costs, none of which are significant individually.

•
In aggregate, we incurred $1,269 of stock-based compensation during the nine months ended September 30, 2017. Of this amount, $1,061 was from issuances of equity based awards pursuant to our Plans and $208 was from stock, options and warrants which were issued outside the Plans. It has been our policy to allocate the majority of stock based compensation to general and administrative expense. During the nine months ended September 30, 2016 and 2017, and inclusive of equity based awards issued outside the Plans, we recorded $108 and $980, respectively, of stock-based compensation in general and administrative expense.

•
We experienced an aggregate increase of $486 in audit and legal fees due to an overall increase in the operations conducted and the level of complexity and significant number of the transactions entered into during the nine months ended September 30, 2017.

•
Beginning during the quarter ended December 31, 2016, we spent significant effort on expanding our investor base and on hiring additional consultants to assist building an infrastructure to support our anticipated growth. As a result, we experienced an increase of $589 in costs attributed to investor relations and other consulting fees.

•
Finally, during the nine months ended September 30, 2016, our Chief Executive Officer’s salary was reflected in selling and marketing expenses. As discussed above, our current practice is to record the salary and benefits of our Chief Executive Officer to general and administrative expense.

Interest (expense) income, net

Interest expense, net was $1,367 for the nine months ended September 30, 2017 compared to income of $85 for the nine months ended September 30, 2016. The increase in interest expense for the nine months ended September 30, 2017 is primarily related to debt discount, in the aggregate amount of $1,269, resulting from the issuance of warrants in conjunction with the sale of debt and equity instruments of $6,706. During the nine months ended September 30, 2017, as a result of these issuances, non-cash interest expense of $1,269 was recorded from the amortization of debt discount and debt financing costs. The remaining increase in interest expense, net, was due to an increase in the amount of the Company’s total borrowings. Interest expense was partially offset by interest income and the accretion of original issue discount on the AVLP Loan Agreement of $242.

Operating Loss

         The Company recorded an operating loss of $3,549 for the nine months ended September 30, 2017 compared to an operating loss of $272 for the nine months ended September 30, 2016. The increase in operating loss is mostly attributable from the increase of general and administrative expenses.

Net Loss

          The Company recorded a net loss of $4,916 for the nine months ended September 30, 2017 compared to a net loss of $187 for the nine months ended September 30, 2016 as a result of the aforementioned changes. After taking into consideration the loss attributable to the non-controlling interest of the minority shareholders of Microphase and an income tax benefit that was recognized during the nine months ended September 30, 2016, the net loss attributable to the Company was $4,700 and $165, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2017, we had cash and cash equivalents of $314. This compares with cash and cash equivalents of $996 at December 31, 2016. The decrease in cash and cash equivalents was primarily due to cash used in operating and investing activities in excess of funds provided by financing activities.

               Net cash used in operating activities totaled $1,577 for the nine months ended September 30, 2017, compared to net cash provided by operating activities of $138 for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, the decrease in net cash provided by operating activities compared to the nine months ended September 30, 2016 was mainly due to the September 30, 2017 nine months loss of $4,916. The net loss was partially offset by non-cash charges, the amortization of debt discount of $1,239 and stock-based compensation of $1,269, an increase in accounts payable and accrued expenses of $2,083 and decreases in our accounts receivable of $737 and other current liabilities of $595.

           Net cash used in investing activities was $4,384 for the nine months ended September 30, 2017 compared to $12 of net cash provided by investing activities for the nine months ended September 30, 2016. The increase of the net usage of cash from investing activities was primarily related to the investment in AVLP, loans to third parties and the purchase of Power-Plus.

Net cash provided by financing activities was $5,194 and nil for the nine months ended September 30, 2017 and 2016, respectively. The financing activities related to the sale of 1,309,545 shares of common stock for net proceeds of $672, the sale of Series B and Series C Preferred Stock of $1,540, gross proceeds from the Company’s debt financings of $2,649, gross proceeds from advances of future receipts of $1,772 and payments on debt facilities of $626.

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

•
On April 17, 2017, the Company entered into two 7% convertible notes (the “7% Convertible Notes”) in the aggregate principal amount of $250. The 7% Convertible Notes accrue interest at 7% simple interest on the principal amount and were due on June 2, 2017. The 7% Convertible Notes were not repaid on the maturity date and as such were in default at June 30, 2017. During July 2017, these two 7% Convertible Notes were repaid.

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

•
Between July 6, 2017 and September 13, 2017, the Company received funding as a result of entering into multiple Agreements for the Purchase and Sale of Future Receipts with TVT Capital LLC pursuant to which the Company sold in the aggregate $2,585 in Future Receipts of the Company for $1,772. Under the terms of the agreements, the Company will be obligated to pay the initial daily amount of $13 until the $2,585 has been paid in full. The term Future Receipts means cash, check, ACH, credit card, debit card, bank card, charged card or other form of monetary payment.

•
On July 24, 2017, we entered into subscription agreements with six investors, and on July 25, 2017 we entered into securities purchase agreements (the “Securities Purchase Agreement”) with an institutional investor, under which we agreed to issue and sell in the aggregate 851,363 shares of common stock to the investors at $0.55 per share for an aggregate purchase price of $468. Of the aggregate purchase price of $468, $445 was paid in cash and $23 was in consideration for the cancellation of debt from a related party of the Company.

•
On July 28, 2017, we entered into an exchange agreement with an institutional investor who was the owner of (i) a 7% Convertible Note in the principal amount of $125 and a warrant dated April 17, 2017 to purchase 83,334 shares of our common stock at $0.90. Under the terms of the exchange agreement, we agreed to exchange the 7% Convertible Note for three new promissory notes in the principal amounts of $110 due August 1, 2017; $35 due August 1, 2017; and $34 due August 8, 2017 (individually an Exchange Note and collectively the Exchange Notes) and to exchange the prior warrant for a new warrant to purchase 83,334 shares of common stock at $0.55 per share. Concurrent with entering into this exchange agreement, the institutional investor entered into a subscription agreement under which we issued and sold in a registered direct offering 200,000 shares of common stock at $0.55 per share for an aggregate purchase price of $110. The 200,000 shares of common stock were purchased through the cancellation of the Exchange Note in the principal amount of $110. In addition, in a concurrent private placement, the institutional investor entered into a separate securities purchase agreement under which we issued and sold 63,600 shares of common stock at $0.55 per share for an aggregate of purchase price of $35. The 63,600 shares of common stock were purchased through the cancellation of the Exchange Note in the principal amount of $35. Further, we issued a warrant to purchase 120,000 shares of common stock at $0.55 per share.

•
On August 3, 2017, the Company entered into a Securities Purchase Agreement to sell a 12% Convertible (“12% Convertible Note”) and a warrant to purchase 666,666 shares of common stock to an accredited investor (the “Investor”). The principal of the Convertible Note may be converted into shares of common stock at $0.55 per share and under the terms of the Warrant, up to 666,666 shares of common stock may be purchased at an exercise price of $0.70 per share. The Convertible Note is in the principal amount of $400 and was sold for $360, bears interest at 12% simple interest on the principal amount, and is due on August 13, 2018. Interest only payments are due on a quarterly basis and the principal is due on August 3, 2018. The principal may be converted into shares of the Company’s common stock at $0.55 per share.

•
On August 10, 2017, the Company, entered into Securities Purchase Agreements (“Agreements”) with five institutional investors (the “Investors”) to sell for an aggregate purchase price of $800, 10% Senior Convertible Promissory Notes (“Convertible Notes”) with an aggregate principal face amount of $880 and warrants to purchase an aggregate of 1,475,000 shares of common stock. The principal of the Convertible Notes and interest earned thereon may be converted into shares of common stock at $0.60 per share and under the terms of the Warrant, up to 1,475,000 shares of common stock may be purchased at an exercise price of $0.66 per share. The Convertible Notes are in the aggregate principal amount of $880 and were sold for $800 and bear simple interest at 10% on the principal amount, and principal and interest are due on February 10, 2018. Subject to certain beneficial ownership limitations, each Investor may convert the principal amount of the Convertible Note and accrued interest earned thereon at any time into shares of common stock at $0.60 per share. The conversion price of the Convertible Notes is subject to adjustment for customary stock splits, stock dividends, combinations or similar events.

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

The risks described in Part I, Item 1A, "Risk Factors," in our 2016 Form 10-K, could materially and adversely affect our business, financial condition and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face - our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The Risk Factors section of our 2016 Annual Report on Form 10-K remains current in all material respects except that we identified material weaknesses in our internal control over financial reporting and in our disclosure controls and procedures.

If We Fail to Establish and Maintain an Effective System of Internal Control, We May Not Be Able to Report Our Financial Results Accurately or Prevent Fraud. Any Inability to Report and File Our Financial Results Accurately and Timely Could Harm Our Reputation and Adversely Impact the Trading Price of Our Common Stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operations and access to capital. We have also experienced complications reporting as a result of material weaknesses which resulted in the restatement of our Form 10-Q for the quarterly period ended June 30, 2017, which was filed with the Securities and Exchange Commission (“SEC”) on August 21, 2017, and amended on November 14, 2017. We have carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of June 30, 2017 our internal controls over financial reporting (“ICFR”) were not effective at the reasonable assurance level:

1.
We do not have sufficient resources in our accounting function, which restricts our ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties during our assessment of our disclosure controls and procedures and concluded that the control deficiency that resulted represented a material weakness.

2.
We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

We have taken steps to remediate some of the weaknesses described above, including a greater level of involvement by our Audit Committee. We intend to continue to address these weaknesses as resources permit.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 7, 2017, the Company entered into an asset purchase agreement to acquire the intellectual property of Coolisys.com, in consideration for, in part, 50,000 shares of common stock. The seller of the intellectual property and purchaser of the common stock was an accredited investor.

On August 16, 2017, the Company approved the issuance and sale of (i) 272,727 shares of our common stock at a purchase price equal to $0.55 per share and (ii) warrants to purchase up to 272,727 shares of our common stock at $0.65 per share, which become exercisable six months after the issuance date, to two accredited investors for an aggregate purchase price of $150. The shares have yet to be issued by the Company and are subject to approval from the NYSE American prior to issuance.

In addition, on September 9, 2017, the Company approved the issuance of 100,000 shares of our common stock to Spartan Capital for capital advisory services.  Spartan Capital is an accredited investor. The shares of common stock have yet to be issued by the Company and are subject to approval from the NYSE American prior to issuance.

On October 5, 2017, Ault & Company purchased 75,000 shares of our common stock at $0.60 per share and a warrant to purchase up to 75,000 shares of our common stock at $0.60 per share for an aggregate purchase price of $45. These shares and warrants have yet to be issued by the Company and are subject to approval from the NYSE American prior to issuance.  Ault & Company is controlled by Mr. Milton Ault, our Executive Chairman.

The foregoing issuances and sales and purchases were exempt from registration upon reliance of Section 4(a)(2) and Regulation D promulgated thereunder.

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
______________________
*      Filed herewith.
**    Furnished herewith.
***  In accordance with Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 20, 2017

Digital Power Corporation

By:	/s/ Amos Kohn
Amos Kohn
President, Chief Executive and Financial Officer and Principal Accounting Officer