Form 10-K
period 2017-12-31
DPW Holdings, Inc.
filed 2018-04-17
CIK 896493

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

Commission file number 1-12711

DPW HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-1721931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

48430 Lakeview Blvd Fremont, CA	94538-3158	(510) 657-2635
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	NYSE American

Securities registered under Section 12(g) of the Act:          None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding year (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding year (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑

As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $6,831,098 based on the closing sale price as reported on the NYSE Market. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

There were 43,562,860 shares of common stock outstanding as of April 13, 2018.

Documents incorporated by reference: None

DPW HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-K

For the Fiscal Year Ended DECEMBER 31, 2017

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Annual Report is filed, and we do not intend to update any of the forward-looking statements after the date this Annual Report is filed to confirm these statements to actual results, unless required by law.

This Annual Report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties and contained in this Annual Report and, accordingly, we cannot guarantee their accuracy or completeness, though we do generally believe the data to be reliable. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Risk Factors” and elsewhere in this Annual Report. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

PART I

ITEM 1.	BUSINESS

General

We are a growth company seeking to increase our revenues through acquisitions.  Our strategy reflects our management and Board’s current philosophy which we began implementing upon the change in control that was completed in September 2016. Our acquisition and development target strategy include companies that have developed a “new way of doing business” in mature, well-developed industries experiencing changes due to new technology; companies that may become profitable or more profitable through efficiency and reduction of costs; companies whose business is related to our core business in the commercial and defense industries; and companies that will enhance our overall revenues.  It is our goal to substantially increase our gross revenues in the near future.

We operate as a holding company with operations conducted primarily through our subsidiaries. We conduct our activities in a manner so as not to be deemed an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Generally, this means that we do not invest or intend to invest in securities as our primary business and that no more than 40% of our total assets will be invested in investment securities as such term is defined in the Investment Company Act. We are a diversified holding company owning subsidiaries engaged in the following operating businesses: commercial and defense solutions, commercial lending, cryptocurrency blockchain mining and advanced textile technology. We also maintain a large investment in Avalanche International, Corp., which is doing business as MTIX International.

Originally, we were primarily a solution-driven organization that designed, developed, manufactured and sold high-grade customized and flexible power system solutions for the medical, military, telecom and industrial markets.  Although we are actively seeking growth through acquisitions, we will continue to focus on high-grade and custom product designs for the commercial, medical and military/defense markets, where customers demand high density, high efficiency and ruggedized products to meet the harshest and/or military mission critical operating conditions.

We have operations located in Europe through our wholly-owned subsidiary, Digital Power Limited (“DP Limited”), Salisbury, England, which operates under the brand name of “Gresham Power Electronics” (“Gresham”). DP Limited designs, manufactures and sells power products and system solutions mainly for the European marketplace, including power conversion, power distribution equipment, DC/AC (Direct Current/Active Current) inverters and UPS (Uninterrupted Power Supply) products. Our European defense business is specialized in the field of naval power distribution products.

ii

On November 30, 2016, DPW Holdings formed Digital Power Lending, LLC (“DP Lending”), a wholly-owned subsidiary. DP Lending is engaged in providing commercial loans to companies throughout the United States to provide them with operating capital to finance the growth of their businesses.  The loans will range in duration from six months to three years, DP Lending operates under California Finance Lending License #60DBO-77905.

On June 2, 2017, DPW Holdings purchased 56.4% of the outstanding equity interests of Microphase Corporation (“Microphase”). Microphase is a design-to-manufacture original equipment manufacturer (“OEM”) industry leader delivering world-class radio frequency (“RF”) and microwave filters, diplexers, multiplexers, detectors, switch filters, integrated assemblies and detector logarithmic video amplifiers (“DLVA”) to the military, aerospace and telecommunications industries. Microphase is headquartered in Shelton, Connecticut.

On April 25, 2017, DPW Holdings formed Coolisys Technologies, Inc. (“Coolisys”), a wholly-owned subsidiary. The Company intends to operate its existing businesses in the customized and flexible power system solutions for the medical, military, telecom, commercial and industrial markets, other than the European markets which are primarily served by DP Limited, in Coolisys. The Company intends to transfer Digital Power North American operations, Digital Power Ltd. (“Gresham Power”), and Microphase Corporation as subsidiaries of Coolisys.

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

We are a Delaware corporation, initially formed in California in 1969 and reincorporated in Delaware in 2017. We are located in Silicon Valley at 48430 Lakeview Blvd, Fremont, California 94538-3158. Our phone number is 510-657-2635 and our website address is www.dpwholdings.com.

Recent Events

On September 18, 2017, the Board of Directors of Digital Power Corporation voted unanimously to recommend a number of proposals to be voted upon at its annual meeting (the “Meeting”), including a proposal to approve a change in domicile from California to Delaware (the “Reincorporation”). On December 27, 2017, Digital Power Corporation approved the Agreement and Plan of Merger (the “Merger Agreement”) providing for the merger (the “Merger”) of Digital Power Corporation with and into its wholly owned subsidiary DPW Holdings, Inc. (the “Company” or “DPW”). The Reincorporation, was approved at the Meeting, which was held on December 28, 2017.

The Reincorporation was consummated on December 29, 2017 pursuant to the Merger Agreement, whereby Digital Power Corporation merged with and into the Company with the Company as the surviving corporation operating as DPW Holdings, Inc. Following the Merger, the Company’s corporate existence is governed by the laws of the State of Delaware.

Upon consummation of the transactions contemplated by the Merger Agreement and resulting Reincorporation, the daily business operations of the Company continued as they were conducted by Digital Power Corporation immediately prior to the Reincorporation and the officers and directors of Digital Power Corporation became the officers and directors of the Company, except that Milton C. Ault III become the Company’s Chief Executive Officer and Amos Kohn remained as its President.

In January 2018, we formed Super Crypto Mining, Inc. (“SCM”), a wholly-owned subsidiary. SCM was established to operate our newly formed cryptocurrency business, which is pursuing a variety of digital currency. We are mining the top three cryptocurrencies for our own account. These cryptocurrencies include Bitcoin, Litecoin and Ethereum.

On January 25, 2018, we issued two 5% promissory notes, each in the principal face amount of $2.5 million for an aggregate debt of $5 million to two institutional investors. The proceeds from these two promissory notes were used to purchase 1,000 Antminer S9s (“Miners”) manufactured by Bitmain Technologies, Inc. in connection with our crypto mining operations. We received delivery of the Miners on February 1, 2018.

On February 27, 2018, we entered into a sales agreement with H.C. Wainwright & Co., LLC (“HCW”) to sell shares of our common stock, having an aggregate offering price of up to $50 million from time to time, through an “at the market offering” program (the “ATM Offering”) under which HCW will act as sales agent. As of April 13, 2018, we had received net proceeds of approximately $7.1 million through the sale of 6,648,538 shares of our common stock through the ATM Offering. The offer and sale of the shares through the ATM Offering are made pursuant to our effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-222132) filed with the SEC on December 18, 2017, amended on January 8, 2018, and declared effective by the SEC on January 11, 2018, and a prospectus supplement related to the ATM Offering, dated February 27, 2018. We believe that the ATM Offering will be a significant source of capital to fund our business strategy during 2018.

Strategy

Our strategy to increase revenues through acquisitions was developed after a review of our current business. While we continue to maintain our core business of power system solutions for the military/aerospace, medical and industrial-telecommunication industries, we have determined that significant organic growth in these industries will be challenging due to our limited releases of new products offerings, insufficient sales and marketing force as a result of deferring research and development of new products because of limited working capital, and lack of financial size in industries traditionally dominated by more large, well established and capitalized power system solution companies.

Therefore, we believe that the best strategy for us and our shareholders is to invest in our core business to support releases of advanced new power technologies and to expand our customer base and market share in our major markets. To support the organic growth, we have hired a number of additional personnel and are investing to enhance our product offerings with state of the art technology. While we implement our new organic growth strategy, we are focusing on finding and acquiring companies that have developed new technology but have been unable to exploit the technology because the lack of capital; companies that are run inefficiently due to the lack of experience or mismanagement; companies that can benefit from our expertise in the commercial and defense industries or companies that enhance our overall revenues. Further, as discussed below, we have made a recent investment in Avalanche International, Corp. which acquired the rights to a cost effective and environmentally friendly material synthesis technology for textile applications.

As a result of this strategy of revenue growth through acquisitions, we have hired a number of additional personnel and consultants to assist in identifying, analyzing, negotiating and acquiring potential companies and we will need to raise a substantial amount of capital for acquisitions and for supporting our infrastructure. We may invest in and continue to invest in companies that may experience losses until they can be integrated with our operations or until our cost reduction and efficiency changes can be implemented. Because of our increase in infrastructure expenses and investing in companies that demonstrate revenue potential but are initially incurring losses, we anticipate continuing to experience losses in the near future until revenues from these acquisitions exceed our expenses.

Led by our Chairman and CEO, Milton “Todd” Ault III, we seek to find undervalued companies and disruptive technologies with a global impact. We also use a traditional methodology for valuing stocks that primarily looks for deeply depressed prices. Upon making an investment, we often become actively involved in the companies we seek to acquire. That activity may involve a broad range of approaches, from influencing the management of a target to take steps to improve shareholder value, to acquiring a controlling interest or outright ownership of the target company in order to implement changes that we believe are required to improve its business, and then operating and expanding that business. Mr. Ault relies heavily on Mr. William B. Horne, the Company’s CFO, to provide analysis and guidance on all acquisition targets and throughout the acquisition process.

Core Business – Power Systems Solutions

We provide the highest density, highest efficiency and high-grade flexibility power supply products and systems. We provide full custom, standard and modify-standard product solutions and value-added services to diverse industries and markets including military/aerospace, medical and industrial- telecommunications.  We believe that our solutions leverage a combination of low leakage power emissions, very high-power density with superior power efficiency, flexible design leveraging customize firmware and short time to market.

Our strategy is to be the supplier of choice to companies, including OEMs, that require high-quality power system solutions where custom design, superior product, high quality, time to market and very competitive prices are critical to business success. We believe that we provide advanced custom product design services to deliver high-grade products that reach a high level of efficiency and density and can meet rigorous environmental requirements. Our customers benefit from a direct relationship with us that supports all of their needs for designing and manufacturing power solutions and products. By implementing our advanced core technology, including process implementation in integrated circuits, we can provide cost reductions to our customers by replacing their existing power sources with our custom design cost-effective products. Our target market segments include the industrial telecommunication, medical, and military/aerospace industries.

Custom Power System Solution.    We provide high-grade custom power system solutions to several customers in multiple industry segments. Our custom solution technology includes full Digital Signal Processing (“DSP”) control, digital load sharing intelligent power management and customizable firmware. The products feature high power density, special layout and multiple outputs to meet each of our customers’ unique requirements. We combine our power design capabilities with the latest circuit designs to provide complete power solutions for virtually any plausible need. In the design of custom power solutions, we work closely with our customers’ engineering teams to develop mechanical enclosures to ensure 100% compatibility with any hosted platform.

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

High-Grade Flexibility Series Power Supply Product. We offer our feature rich based power rectifiers that support flexible configuration and high-grade design implementation. This includes innovative designs and implementation including DSP control for Power Factor Correction (“PFC”) and DC/DC, synchronous rectifier outputs under DSP control, two phase PFC, hot pluggable, current sharing and other features. While some of our customers have special requirements that include a full custom design, other customers may require only certain electrical changes to standard power supply products, such as modified output voltages, unique status and control signals, and mechanical repackaging tailored to fit the specific application. We offer a wide range of standard and modified standard products that can be easily integrated with any platform across our diversified market segments.

Value-Added Services. In addition to our custom solutions and high-grade flexibility series proprietary products that we offer, we also provide value-added services to OEMs. We incorporate an OEM’s selected electronic components, enclosures, cable assemblies and other compliance components into our power system solutions to produce a power subassembly that is compatible with the OEM’s own equipment and specifically tailored to meet the OEM’s needs.  We purchase parts and components that the OEM itself would otherwise attach to, or integrate with, our power systems, and provide the OEM with the integration and installation service, thus eliminating the need for complex, time-consuming and costly system integration. We believe that this value-added service is well suited to those OEMs that wish to reduce their vendor base and minimize their investment in manufacturing, which would lead to increased fixed costs. Given access to these value-added services, the OEMs do not need to build assembly facilities to manufacture their own power sub-assemblies and thus are not required to purchase individual parts from many vendors.

Markets

We sell our custom power system solutions, high-grade flexibility series power supply products and value-added services to customers in a diverse range of commercial and defense industries and markets throughout the world, with an emphasis on North America and Europe. Our current customer base consists of approximately 220 companies, some of which are served through our partner channels. We serve the North American power electronics market primarily through our domestic wholly owned subsidiary Digital Power Corporation, whereas the European marketplace is served through DPL, another wholly-owned subsidiary.

We sell products to our OEM customers through direct sales or through our sales channels, including our manufacturers’ representatives and distributors.  Our sales strategy is to identify and focus on strategic accounts. This strategy allows us to maintain a close and direct relationship with such accounts, which positions us as the supplier of choice for these customers’ challenging, innovative and demanding new product requirements.  In striving for additional market share, we simultaneously seek to strengthen our traditional sales channels of manufacturer representatives and distributors. We plan to continue to build more channels and increase our market share through 2018.

Commercial Customers. We serve global commercial markets including medical, telecom, and industrial companies. Our products are used in a variety of applications and operate in a broad range of systems where customers require mission critical power reliability and occasionally extreme environmental conditions.

Military/Defense Customers. We have developed a broad range of rugged product solutions for the military and defense market, featuring the ability to withstand harsh environments.  These ruggedized product solutions, which include both custom modifications and full custom designs, are designed for combat environments and meet the requirements of our defense customers. We manufacture our military products through a domestic manufacturer that complies with US International Traffic in Arms Regulations (“ITAR”) and is certified to perform such manufacturing services. We are compliant with the ITAR regulations and are an approved vendor for the U.S. Air Force, Navy and Army.

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

Digital Power Limited (Gresham Power Electronics)

Digital Power Limited, our wholly-owned subsidiary organized and headquartered in Salisbury, United Kingdom, designs, manufactures, and distributes switching power supplies, uninterruptible power supplies and power conversion and distribution equipment frequency converters for the commercial and military markets, under the name Gresham Power Electronics (“Gresham”). Frequency converters manufactured by Gresham are used by naval warships to convert their generated 60-cycle electricity supply to 400 cycles. This 400-cycle supply is used to power their critical equipment such as gyro, compass, and weapons systems. Gresham also designs and manufactures transformer rectifiers for naval use. Typically, these provide battery supported back up for critical DC systems, such as machinery and communications.  In addition, higher power rectifiers are used for the starting and servicing of helicopters on naval vessels, and Gresham now supplies these as part of overall helicopter start and servicing systems. We believe that Gresham products add diversity to our product line, provide greater access to the United Kingdom and European markets, and strengthen our engineering and technical resources.

Microphase Corporation

Microphase designs, manufactures and sells microwave electronics components for radar, electronic warfare (“EW”) and communication systems. Such components include radio frequency (“RF”) and microwave filters, diplexers, multiplexers, detectors, switch filters, integrated assemblies and detector logarithmic video amplifiers (“DLVAs”). Microphase’s customers are comprised of the U.S. military and allied militaries, and contractors to the U.S. military including prime contractors and sub-contractors. Microphase’s recent technology innovations are used in many significant U.S. Government defense programs, including the Polaris submarine, the F-16, the F-35 and the Predator drone. Other notable programs in which Microphase’s products were used include the Atlas Missile, Vanguard Missile, Polaris Missile System, SHRIKE Missile, ARM Missile, Patriot Missile System, THAAD (or Terminal High Altitude Area Defense), the Samos, Tiros, and Currier Space Probes, the B-1 Bomber, the FB-111, EA-6B, F-14, F-16, F-18, JAS Gripen fighter, and the F-35 joint strike fighter plane, and more recently drone programs including the Predator, the Reaper and the Shadow.

Microphase’s advanced technology products enable the ultra-sensitive detection and high precision video amplification that are necessary in order to accurately recover the signals and facilitate use of the information received. These products include:

•	filters that sort and clarify microwave signals, including multiplexers that are a series of filters combined in a single package;
•	solid state amplifiers that amplify microwave signals;
•	detectors and limiters that are semiconductor devices for detection of radar signals and protection of receivers from damage from high power signals and jamming;
•	detector log video amplifiers that are fully integrated, ruggedized, “mil-spec” signal detection systems;
•
integrated assemblies that combine multiple functions from a range of components and devices, including transmitters, receivers, filters, amplifiers, detectors, and other functionality into single, efficient, high performance, multifunction assemblies;

•	electronic test and measurement probes;
•	universal test and measurement test platforms and fixtures; and
•	utility probes and antenna probes.

Manufacturing and Testing

Consistent with our strategy of focusing on custom design products and high-grade flexibility series products, we aim to maintain a high degree of flexibility in our manufacturing through the use of strategically focused contract manufacturers. We select contract manufacturers to ensure that they will meet our near-term cost, delivery, and quality goals. In addition, we believe these relationships will eventually give us access to new markets and beneficial cross-licensing opportunities. The competitive nature of the power supply industry has placed continual downward pressure on selling prices. In order to achieve our low-cost manufacturing goals with labor-intensive products, we have entered into manufacturing agreements with certain contract manufacturers domestically and in Asia.

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

Regulatory Requirements

We and our contract manufacturing partners are required to meet applicable regulatory, environmental, emissions, safety and other requirements where specified by the customer and accepted by us or as required by local regulatory or legal requirements. The products that we market and sell in Europe may be subject to the 2003 European Directive on Restriction of Hazardous Substances (“RoHS”), which restricts the use of six hazardous materials in the manufacturing of certain electronic and electrical equipment, as well as the 2002 European Directive on Waste Electrical and Electronic Equipment (“WEEE”), which determines collection, recycling and recovery goals for electrical goods. In July 2006, our industry began phasing in RoHS and WEEE requirements in most geographical markets with specific emphasis on consumer-based products. We believe that RoHS and WEEE-compliant components may be subject to longer lead-times and higher prices as the industry transitions to these new requirements.

Some of our products are subject to ITAR regulation and restrictions, which is administered by the U.S. Department of State. ITAR controls not only the export of certain products specifically designed, modified, configured or adapted for military systems, but also the export of related technical data and defense services and foreign production. We obtain required export licenses for any exports subject to ITAR. Compliance with ITAR may require a prolonged period of time; if the process of obtaining required export licenses for products subject to ITAR is delayed, it could have a materially adverse effect on our business, financial condition, and operating results. Further, additional restrictions or charges may in the future be imposed by the United States or any other foreign country. In addition, from time to time, we enter into defense contracts to supply technology and products to foreign countries for programs that are funded and governed by the e U.S. Foreign Military Financing program.

Sales and Marketing

We market our products directly through our internal sales force as well as through our channel partners including independent manufacturer representatives and distributors.  Each manufacturing representative promotes our products in a particular assigned geographic territory.  Generally, the manufacturing representatives have the opportunity to earn exclusive access to all potential customers in the assigned territory as a result of achieving their marketing and sales goals as defined in the representative agreement. Our manufacturer representative agreements provide for a commission equal to 5% of gross sales of new “design-in” and 1.75% to 2.0% of gross sales for retention, payable after products are shipped to the customer in the assigned territory. Typically, either we or the manufacturing representatives are entitled to terminate the manufacturing representative agreement upon 30 days’ written notice.

We provide comprehensive collateral including product data sheets, participation in trade shows, and our websites, www.digipwr.com and www.microphase.com. We use our website to emphasize our capabilities and marketing direction. All products specifications are uploaded onto our websites and accessible to the marketplace. We will continue to enhance our websites by adding more features and functionalities, such as e-commerce, that will allow our customers to make direct purchases through our website. Our future promotional activities will likely include advertising in industry-specific publications, as well as public relations for our new products.

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

Competition

The power system solutions industry is highly fragmented and characterized by intense competition. Our competition includes hundreds of companies located throughout the world, some of which have advantages over us in terms of labor and component costs, and some of which may offer products superior or comparable in quality to ours. Many of our competitors, including Bel Fuse, Artesyn Embedded Technologies, TDK-Lambda, Delta Electronics, Murata and Mean-Well Power Supplies, have substantially greater fiscal and marketing resources and geographic presence than we do. If we are successful in increasing our revenues, competitors may notice and increase competition efforts with our customers. We also face competition from current and prospective customers who may decide to internally design and manufacture power supplies needed for their products.  Furthermore, certain larger OEMs tend to contract only with larger power supply manufacturers.

We anticipate in the current economic situation, that additional competitors may enter into strategic alliances or even acquisitions. Competition could thus become more problematic if consolidation trends in the electronics industry continue and some of the OEMs to which we sell our products are acquired by larger OEMs. To remain competitive, we must continue to compete favorably on the basis of value by providing reliable manufacturing, offering customer-driven engineering services including custom design and manufacturing, continuously improving quality and reliability levels, and offering flexible and reliable delivery schedules.

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

Another advantage of our power system solutions product line is based on the “Flexible” series that employs adjustable power range and a selectable number of output product design platforms. We believe we have a competitive position with our targeted customers that need a high-quality, compact product, which can be readily modified to meet the customer’s unique requirements. We have designed the base model power system platform so that it can be quickly and economically modified and adapted to the specific power needs of any hosting platform or OEM. This “flexibility” approach has allowed us to provide samples of modified power systems to OEM customers only a few days after initial consultation, an important capability given the emphasis placed by OEMs on “time to market.” It also results in very low non-recurring engineering (“NRE”) expenses. Because of reduced NRE expenses, we do not generally charge our OEM customers for NRE related to tailoring a power system to a customer’s specific requirements. We believe this gives us an advantage over our competitors, many of which charge their customers for NRE expenses.

The markets in which Microphase operates is also highly competitive and sensitive to technological advances. Many of Microphase’s competitors are larger than it is and maintain higher levels of expenditures for research and development. Principal competitive factors in Microphase’s markets are product quality and reliability; technological capabilities; service; past performance; ability to develop and implement complex, integrated solutions; ability to meet delivery schedules; the effectiveness of third-party sales channels in international markets; and cost-effectiveness.

In the RF Communications market, principal competitors for filter components products include K& L Microwave, a Dover company located in Salisbury, MD; RS Microwave, a privately held company headquartered in Butler, NJ; Lorch Microwave of Salisbury, MD, a member of the Smith Group, a global technology company listed on the London Stock Exchange; and Delta Diversified Products, a private company based in Arizona.

In the Video amplifier segment, principal competitors for Detector Log Video Amplifier Sensor products include American Microwave Corporation, a privately held company headquartered in Frederick, MD; Akon Inc., a privately held company based in San Jose, CA; Planar Monolithics Industries, a privately held company based in Frederick, MD; L-3 Narda-Miteq, a subsidiary of L-3 Communications Inc., a publicly traded company based in New York, NY; and Signal Technology, a subsidiary of Crane Co., a publicly traded company based in Stamford, CT.

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

In conjunction with our majority acquisition of Microphase, we concluded that because of the industry recognition of the Microphase trademark and trade name, which has been around for nearly 60 years, the tradename and trademark represented a significant intellectual property asset.

Research and Development

During the years ended December 31, 2017 and 2016, we spent approximately $1,120,000 and $709,000, respectively, on research and development.

Employees

As of December 31, 2017, we had 77 employees located in the United States and the United Kingdom, of whom 29 were engaged in engineering and product development, 13 in sales and marketing, 19 in general operations and 16 in general administration and finance. All but three of these employees are employed on a full-time basis. None of our employees is currently represented by a trade union. We consider our relations with our employees to be good.

ITEM 1A.	RISK FACTORS

An investment in our common stock involves significant risks. You should carefully consider the following risks and all other information set forth in this Annual Report before deciding to invest in our common stock. If any of the events or developments described below occurs, our business, financial condition and results of operations may suffer. In that case, the value of our common stock may decline and you could lose all or part of your investment.

You should consider each of the following risk factors and any other information set forth in this Annual Report and the other reports filed by the Company with the Securities and Exchange Commission (the “SEC”), including the Company’s financial statements and related notes, in evaluating the Company’s business and prospects. The risks and uncertainties described below are not the only ones that impact on the Company’s operations and business. Additional risks and uncertainties not presently known to the Company, or that the Company currently considers immaterial, may also impair its business or operations. If any of the following risks actually occurs, the Company’s business and financial condition, results or prospects could be harmed. Please also read carefully the section “Forward-Looking Statements” at the beginning of this Annual Report.

Risks Related to Our Company

We have historically incurred significant losses and our financial situation creates doubt whether we will continue as a going concern.

We have historically experienced operating and net losses and anticipate continuing to experience such losses in the future. For the years ended December 31, 2017 and 2016, we had an operating loss of approximately $5,983,000 and $1,219,000 and net losses of approximately $10,895,000 and $1,122,000, respectively. As of December 31, 2017, the Company had a working capital deficiency of approximately $2,498,000. There are no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available we may be forced to discontinue operations, which would cause investors to lose their entire investment.

We expect to continue to incur losses for the foreseeable future and need to raise additional capital to continue business development initiatives and to support our working capital requirements. For example, in March 2017, we were awarded a 3-year, $50 million purchase order by MTIX Ltd. (“MTIX”) to manufacture, install and service the Multiplex Laser Surface Enhancement (“MLSE”) plasma-laser system. We believe that the MLSE purchase order will be a source of revenue and generate significant cash flows for us. However, if we are unable to raise additional capital, we may be required to curtail operations and take additional measures to reduce costs, including reducing our workforce, eliminating outside consultants and reducing legal fees in order to conserve cash in amounts sufficient to sustain operations and meet our obligations. As a result of these financing uncertainties, during the third quarter ended September 30, 2017, we recognized that our dependence on ongoing capital requirements to fund our operations raise substantial doubt about our ability to continue as a going concern. Our ongoing capital requirements have only increased since then, meaning that substantial doubt about our ability to continue as a going concern remains and will likely do so for the foreseeable future.

We will need to raise additional capital to fund our operations in furtherance of our business plan.

Until we are profitable, we will need to quickly raise additional capital in order to fund our operations in furtherance of our business plan. The proposed financing may include shares of common stock, shares of preferred stock, warrants to purchase shares of common stock or preferred stock, debt securities, units consisting of the foregoing securities, equity investments from strategic development partners or some combination of each. Any additional equity financings may be financially dilutive to, and will be dilutive from an ownership perspective to our stockholders, and such dilution may be significant based upon the size of such financing. Additionally, we cannot assure that such funding will be available on a timely basis, in needed quantities, or on terms favorable to us, if at all.

Our limited operating history makes it difficult to evaluate our future business prospects and to make decisions based on of our historical performance.

Although our executive officers have been engaged in the industries in which we operate for varying degrees of time, we did not begin operations of our current business until recently. We have a very limited operating history in our current form, which makes it difficult to evaluate our business on the basis of historical operations. As a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data. Reliance on our historical results may not be representative of the results we will achieve, and for certain areas in which we operate, principally those unrelated to defense contracting, will not be indicative at all. Because of the uncertainties related to our lack of historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in sales, product costs or expenses. If we make poor budgetary decisions as a result of unreliable historical data, we could be less profitable or incur losses, which may result in a decline in our stock price.

We have an evolving business model, which increases the complexity of our business.

Our business model has evolved in the past and continues to do so. In prior years we have added additional types of services and product offerings and in some cases we have modified or discontinued those offerings. We intend to continue to try to offer additional types of products or services, and we do not know whether any of them will be successful. From time to time we have also modified aspects of our business model relating to our product mix. We do not know whether these or any other modifications will be successful. The additions and modifications to our business have increased the complexity of our business and placed significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. Future additions to or modifications of our business are likely to have similar effects. Further, any new business or website we launch that is not favorably received by the market could damage our reputation or our brand. The occurrence of any of the foregoing could have a material adverse effect on our business.

We are a holding company whose subsidiaries are given certain degree of independence and our failure to integrate our subsidiaries may adversely affect our financial condition.

We have given our subsidiary companies and their executives a certain degree of independence in decision-making. On the one hand, this independence may increase the sense of ownership at all levels, on the other hand it has also increased the difficulty of the integration of operation and management, which has resulted in increased difficulty of management integration. In the event we are not able to successfully manage our subsidiaries this will result in operating difficulties and have a negative impact on our business.

Our independent auditors have expressed doubt about our ability to continue as a going concern. If we do not continue as a going concern, investors will lose their entire investment.

In its report on our financial statements included in this Annual Report, our independent auditors have expressed doubt about our ability to continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of ongoing operating losses and a lack of financing commitments then in place to meet expected cash requirements. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. If we do not continue as a going concern, investors will lose their entire investment.

Our inability to successfully integrate new acquisitions could adversely affect our combined business; our operations are widely disbursed.

Our growth strategy through acquisitions is fraught with risk. On June 2, 2017, we acquired a majority interest in Microphase Corp. Our strategy and business plan is dependent on our ability to successfully integrate Microphase’s and our other acquisition’s operations. In addition, while we are based in Fremont, CA, Microphase’s operations are located in Shelton, Connecticut and Digital Power Limited’s (doing business as Gresham Power) operations are located in Salisbury, England. These distant locations and others that we may become involved with in the future will stretch our resources and management time. Further, failure to quickly and adequately integrate all of these operations and personnel could adversely affect our combined business and our ability to achieve our objectives and strategy. No assurance can be given that we will realize synergies in the areas we currently operate.

If we make any additional acquisitions, they may disrupt or have a negative impact on our business.

We have plans to make additional acquisitions beyond Microphase. For instance, we announced the pending acquisition of Enertec Systems 2001 Ltd. on January 2, 2018.  Whenever we make acquisitions, we could have difficulty integrating the acquired companies’ personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

•	difficulty of integrating acquired products, services or operations;
•	potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;
•	difficulty of incorporating acquired rights or products into our existing business;
•	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;
•	difficulties in maintaining uniform standards, controls, procedures and policies;
•	potential impairment of relationships with employees and customers as a result of any integration of new management personnel;
•	potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;
•	effect of any government regulations which relate to the business acquired;
•
potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or the defense of any litigation, whether or not successful, resulting from actions of the acquired company prior to our acquisition.

Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with these acquisitions, many of which cannot be presently identified, these risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations.

No assurance of successful expansion of operations.

Our significant increase in the scope and the scale of our operations, including the hiring of additional personnel, has resulted in significantly higher operating expenses. We anticipate that our operating expenses will continue to increase. Expansion of our operations may also make significant demands on our management, finances and other resources. Our ability to manage the anticipated future growth, should it occur, will depend upon a significant expansion of our accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. We cannot assure that significant problems in these areas will not occur. Failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with our business could have a material adverse effect on our business, financial condition and results of operations. We cannot assure that attempts to expand our marketing, sales, manufacturing and customer support efforts will succeed or generate additional sales or profits in any future period. As a result of the expansion of our operations and the anticipated increase in our operating expenses, along with the difficulty in forecasting revenue levels, we expect to continue to experience significant fluctuations in its results of operations.

We may be unable to successfully expand our production capacity, which could result in material delays, quality issues, increased costs and loss of business opportunities, which may negatively impact our product margins and profitability.

Part of our future growth strategy is to increase our production capacity to meet increasing demand for our goods. Assuming we obtain sufficient funding to increase our production capacity, any projects to increase such capacity may not be constructed on the anticipated timetable or within budget. We may also experience quality control issues as we implement any production upgrades. Any material delay in completing these projects, or any substantial cost increases or quality issues in connection with these projects could materially delay our ability to bring our products to market and adversely affect our business, reduce our revenue, income and available cash, all of which could harm our financial condition.

If we fail to establish and maintain an effective system of internal control over financial reporting, we may not be able to report our financial results accurately or prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operations and access to capital. We have also experienced complications reporting as a result of material weaknesses which resulted in the restatement of our Form 10-Q for the quarterly period ended June 30, 2017, which was filed with the Securities and Exchange Commission (“Commission”) on August 21, 2017, and amended on November 14, 2017. We have carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

We evaluate our disclosure controls and procedures as of the end of each fiscal quarter, and are annually reviewing and evaluating our internal control over financial reporting in order to comply with the Commission’s rules relating to internal control over financial reporting adopted pursuant to the Sarbanes-Oxley Act of 2002. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain effective internal control over financial reporting or our management does not timely assess the adequacy of such internal control, we may be subject to regulatory sanctions, and our reputation may decline.

We face significant competition, including changes in pricing.

The markets for our products are both competitive and price sensitive. Many competitors have significant financial, operations, sales and marketing resources, plus experience in research and development, and compete with us by offering lower prices. Competitors could develop new technologies that compete with our products to achieve a lower unit price. If a competitor develops lower cost superior technology or cost-effective alternatives to our products and services, our business could be seriously harmed.

The markets for some of our products are also subject to specific competitive risks because these markets are highly price competitive. Our competitors have competed in the past by lowering prices on certain products. If they do so again, we may be forced to respond by lowering our prices. This would reduce sales revenues and increase losses. Failure to anticipate and respond to price competition may also impact sales and aggravate losses.

Many of our competitors are larger and have greater financial and other resources than we do.

Our products compete and will compete with similar if not identical products produced by our competitors. These competitive products could be marketed by well-established, successful companies that possess greater financial, marketing, distribution personnel, and other resources than we do. Using said resources, these companies can implement extensive advertising and promotional campaigns, both generally and in response to specific marketing efforts by competitors. They can introduce new products to new markets more rapidly. In certain instances, competitors with greater financial resources may be able to enter a market in direct competition with us, offering attractive marketing tools to encourage the sale of products that compete with our products or present cost features that consumers may find attractive.

Our growth strategy is subject to a significant degree of risk.

Our growth strategy through acquisitions involves a significant degree of risk. Some of the companies that we have identified as acquisition targets or make a significant investment in may not have a developed business or are experiencing inefficiencies and incur losses. Therefore, we may lose our investment in the event that these companies’ businesses do not develop as planned or that we are unable to achieve the cost efficiencies or reduction of losses as anticipated.

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

Our business and operations are growing rapidly. If we fail to effectively manage our growth, our business and operating results could be harmed.

We have experienced, and may continue to experience, rapid growth in our operations. This has placed, and may continue to place, significant demands on our management, operational and financial infrastructure. If we do not manage our growth effectively, the quality of our products and services could suffer, which could negatively affect our operating results. To effectively manage our growth, we must continue to improve our operational, financial and management controls and reporting systems and procedures. These systems improvements may require significant capital expenditures and management resources. Failure to implement these improvements could hurt our ability to manage our growth and our financial position.

A principal stockholder has significant influence over us.

Philou Ventures, LLC (“Philou Ventures”) beneficially owns approximately 12.0% of our currently outstanding Common Stock on a fully diluted basis, as of April 13, 2018. As a result, it will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of the Company’s assets, and any other significant corporate transaction. Its interests may not always coincide with those of our other stockholders.

Philou Ventures has certain rights to maintain its ownership interest in us

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

We are heavily dependent on our senior management, and a loss of a member of our senior management team could cause our stock price to suffer.

If we lose the services of Milton C. Ault III, our Chief Executive Officer, William B. Horne, our Chief Financial Officer, Amos Kohn, our President and Chief Executive Officer of Coolisys, one of our principal subsidiaries and/or certain key employees, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected. Our existing operations and continued future development depend to a significant extent upon the performance and active participation of these individuals and certain key employees. Although we have entered into employment agreements with Messrs. Horne and Kohn, we have only entered into an independent contractor agreement with Mr. Ault. Although we may enter into employment agreements with Mr. Ault and additional key employees in the future, we cannot guarantee that we will be successful in retaining the services of these individuals. If we were to lose any of these individuals, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected.

We rely on highly skilled personnel and the continuing efforts of our executive officers and, if we are unable to retain, motivate or hire qualified personnel, our business may be severely disrupted.

Our performance largely depends on the talents, knowledge, skills, know-how and efforts of highly skilled individuals and in particular, the expertise held by our Chief Executive Officer, Milton C. Ault III. His absence, were it to occur, would materially and adversely impact development and implementation of our projects and businesses. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. Our continued ability to compete effectively depends on our ability to attract, among others, new technology developers and to retain and motivate our existing contractors. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers. In addition, if any of our executives joins a competitor or forms a competing company, we may lose some customers.

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

We may be classified as an inadvertent investment company.

We are not engaged in the business of investing, reinvesting, or trading in securities, and we do not hold ourselves out as being engaged in those activities. Under the Investment Company Act of 1940, as amended (the “1940 Act”), however, a company may be deemed an investment company under section 3(a)(1)(C) of the 1940 Act if the value of its investment securities is more than 40% of its total assets (exclusive of government securities and cash items) on a consolidated basis.

We have commenced digital asset mining, the output of which is cryptocurrencies, which the Commission has indicated it deems a security. In the event that the digital assets held by us exceed 40% of our total assets, exclusive of cash, we inadvertently become an investment company. An inadvertent investment company can avoid being classified as an investment company if it can rely on one of the exclusions under the 1940 Act. One such exclusion, Rule 3a-2 under the 1940 Act, allows an inadvertent investment company a grace period of one year from the earlier of (a) the date on which an issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis and (b) the date on which an issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of government securities and cash items) on an unconsolidated basis. We are putting in place policies that we expect will work to keep the investment securities held by us at less than 40% of our total assets, which may include acquiring assets with our cash, liquidating our investment securities or seeking a no-action letter from the Commission if we are unable to acquire sufficient assets or liquidate sufficient investment securities in a timely manner.

As Rule 3a-2 is available to a company no more than once every three years, and assuming no other exclusion were available to us, we would have to keep within the 40% limit for at least three years after we cease being an inadvertent investment company. This may limit our ability to make certain investments or enter into joint ventures that could otherwise have a positive impact on our earnings. In any event, we do not intend to become an investment company engaged in the business of investing and trading securities.

Classification as an investment company under the 1940 Act requires registration with the Commission. If an investment company fails to register, it would have to stop doing almost all business, and its contracts would become voidable. Registration is time consuming and restrictive and would require a restructuring of our operations, and we would be very constrained in the kind of business we could do as a registered investment company. Further, we would become subject to substantial regulation concerning management, operations, transactions with affiliated persons and portfolio composition, and would need to file reports under the 1940 Act regime. The cost of such compliance would result in the Company incurring substantial additional expenses, and the failure to register if required would have a materially adverse impact to conduct our operations.

We will not be able to successfully execute our business strategy if we are deemed to be an investment company under the 1940 Act.

U.S. companies that have more than 100 shareholders or are publicly traded in the U.S. and are, or hold themselves out as being, engaged primarily in the business of investing, reinvesting or trading in securities are subject to regulation under the 1940 Act.  Unless a substantial part of our assets consists of, and a substantial part of our income is derived from, interests in majority-owned subsidiaries and companies that we primarily control, we may be required to register and become subject to regulation under the 1940 Act.  If bitcoin and other virtual currencies were to be deemed securities for purposes of the 1940 Act, or if we were deemed to own but not operate one or more of our other subsidiaries, we would have difficulty avoiding classification and regulation as an investment company.

If we were deemed to be, and were required to register as, an investment company, we would be forced to comply with substantive requirements under the 1940 Act, including limitations on our ability to borrow, limitations on our capital structure; restrictions on acquisitions of interests in associated companies, prohibitions on transactions with affiliates, restrictions on specific investments, and compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations.  If we were forced to comply with the rules and regulations of the 1940 Act, our operations would significantly change, and we would be prevented from successfully executing our business strategy.  To avoid regulation under the 1940 Act and related rules promulgated by the Commission, we could need to sell bitcoin and other assets which we would otherwise want to retain and could be unable to sell assets which we would otherwise want to sell.  In addition, we could be forced to acquire additional, or retain existing, income-generating or loss-generating assets which we would not otherwise have acquired or retained and could need to forgo opportunities to acquire bitcoin and other assets that would benefit our business.  If we were forced to sell, buy or retain assets in this manner, we could be prevented from successfully executing our business strategy.

Securitization of our assets subjects us to various risks.

We may securitize assets to generate cash for funding new investments. We refer to the term securitize to describe a form of leverage under which a company (sometimes referred to as an “originator” or “sponsor”) transfers income producing assets to a single-purpose, bankruptcy-remote subsidiary (also referred to as a “special purpose entity” or SPE), which is established solely for the purpose of holding such assets and entering into a structured finance transaction. The SPE would then issue notes secured by such assets. The special purpose entity may issue the notes in the capital markets either publicly or privately to a variety of investors, including banks, non-bank financial institutions and other investors. There may be a single class of notes or multiple classes of notes, the most senior of which carries less credit risk and the most junior of which may carry substantially the same credit risk as the equity of the SPE.

An important aspect of most debt securitization transactions is that the sale and/or contribution of assets into the SPE be considered a true sale and/or contribution for accounting purposes and that a reviewing court would not consolidate the SPE with the operations of the originator in the event of the originator's bankruptcy based on equitable principles. Viewed as a whole, a debt securitization seeks to lower risk to the note purchasers by isolating the assets collateralizing the securitization in an SPE that is not subject to the credit and bankruptcy risks of the originator. As a result of this perceived reduction of risk, debt securitization transactions frequently achieve lower overall leverage costs for originators as compared to traditional secured lending transactions.

In accordance with the above description, to securitize loans, we may create a wholly owned subsidiary and contribute a pool of our assets to such subsidiary. The SPE may be funded with, among other things, whole loans or interests from other pools and such loans may or may not be rated. The SPE would then sell its notes to purchasers whom we would expect to be willing to accept a lower interest rate and the absence of any recourse against us to invest in a pool of income producing assets to which none of our creditors would have access. We would retain all or a portion of the equity in the SPE. An inability to successfully securitize portions of our portfolio or otherwise leverage our portfolio through secured and unsecured borrowings could limit our ability to grow our business and fully execute our business strategy, and could decrease our earnings, if any. However, the successful securitization of portions of our portfolio exposes us to a risk of loss for the equity we retain in the SPE and might expose us to greater risk on our remaining portfolio because the assets we retain may tend to be those that are riskier and more likely to generate losses. A successful securitization may also impose financial and operating covenants that restrict our business activities and may include limitations that could hinder our ability to finance additional loans and investments. The 1940 Act may also impose restrictions on the structure of any securitizations.

Interests we hold in the SPE, if any, will be subordinated to the other interests issued by the SPE. As such, we will only receive cash distributions on such interests if the SPE has made all cash interest and other required payments on all other interests it has issued. In addition, our subordinated interests will likely be unsecured and rank behind all of the secured creditors, known or unknown, of the SPE, including the holders of the senior interests it has issued. Consequently, to the extent that the value of the SPE's portfolio of assets has been reduced as a result of conditions in the credit markets, or as a result of defaults, the value of the subordinated interests we retain would be reduced. Securitization imposes on us the same risks as borrowing except that our risk in a securitization is limited to the amount of subordinated interests we retain, whereas in a borrowing or debt issuance by us directly we would be at risk for the entire amount of the borrowing or debt issuance.

We may also engage in transactions utilizing SPEs and securitization techniques where the assets sold or contributed to the SPE remain on our balance sheet for accounting purposes. If, for example, we sell the assets to the SPE with recourse or provide a guarantee or other credit support to the SPE, its assets will remain on our balance sheet. Consolidation would also generally result if we, in consultation with the SEC, determine that consolidation would result in a more accurate reflection of our assets, liabilities and results of operations. In these structures, the risks will be essentially the same as in other securitization transactions but the assets will remain our assets for purposes of the limitations described above on investing in assets that are not qualifying assets and the leverage incurred by the SPE will be treated as borrowings incurred by us for purposes of our limitation on the issuance of senior securities.

We may not be able to utilize our net operating loss carry forwards.

At December 31, 2017, we had net operating loss carry forwards (“NOLs”) for income tax purposes of approximately $12.0 million, expiring through 2037, However, we do not know if or when we will have any earnings and capital gains against which we could apply these carry forwards.  Furthermore, as a result of changes in the ownership of our common stock, our ability to use our federal NOLs will be limited under Internal Revenue Code Section 382.  State NOLs are subject to similar limitations in many cases.  As a result, our substantial NOLs may not have any value to us.

Changes in the U.S. tax and other laws and regulations may adversely affect our business.

The U.S. government may revise tax laws, regulations or official interpretations in ways that could have a significant adverse effect on our business, including modifications that could reduce the profits that we can effectively realize from our international operations, or that could require costly changes to those operations, or the way in which they are structured.  For example, the effective tax rates for most U.S. companies reflect the fact that income earned and reinvested outside the U.S. is generally taxed at local rates, which may be much lower than U.S. tax rates.  If we expand abroad and there are changes in tax laws, regulations or interpretations that significantly increase the tax rates on non-U.S. income, our effective tax rate could increase and our profits could be reduced.  If such increases resulted from our status as a U.S. company, those changes could place us at a disadvantage to our non-U.S. competitors if those competitors remain subject to lower local tax rates.

Recently enacted U.S. tax reform legislation known colloquially as the “Tax Cuts and Jobs Act,” among other things, makes significant changes to the rules applicable to the taxation of corporations, such as changing the corporate tax rate to a flat 21% rate, modifying the rules regarding limitations on certain deductions for executive compensation, introducing a capital investment deduction in certain circumstances, placing certain limitations on the interest deduction, modifying the rules regarding the usability of certain net operating losses, implementing a minimum tax on the “global intangible low-taxed income” of a “United States shareholder” of a “controlled foreign corporation,” modifying certain rules applicable to United States shareholders of controlled foreign corporations, imposing a deemed repatriation tax on certain earnings and adding certain anti-base erosion rules.  We are currently in the process of analyzing the effects of this new legislation on us and at this time the ultimate outcome of the new legislation on our business and financial condition is uncertain.  It is possible that the application of these new rules may have a material and adverse impact on our operating results, cash flows and financial condition.

Risks Related to Our Business and Industry - Overview

Technology changes rapidly in our business, and if we fail to anticipate new technologies, the quality, timeliness and competitiveness of our products will suffer.

Rapid technology changes in our industry require us to anticipate, sometimes years in advance, which technologies and/or distribution platforms our products must take advantage of in order to make them competitive in the market at the time they are released. Therefore, we usually start our product development with a range of technical development goals that we hope to be able to achieve. We may not be able to achieve these goals, or our competition may be able to achieve them more quickly than we can. In either case, our products may be technologically inferior to competitive products, or less appealing to consumers, or both. If we cannot achieve our technology goals within the original development schedule of our products, then we may delay products until these technology goals can be achieved, which may delay or reduce revenue and increase our development expenses. Alternatively, we may increase the resources employed in research and development in an attempt to accelerate our development of new technologies, either to preserve our product launch schedule or to keep up with our competition, which would increase our development expenses and adversely affect our operations and financial condition.

We are dependent upon our ability, and our contract manufacturers’ ability, to timely procure electronic components.

Because of the global economy, many raw material vendors have reduced capacities, closed production lines and, in some cases, even discontinued their operations. As a result, there is a global shortage of certain electronic or mineral components, which may extend our production lead-time and our production costs. Some materials are no longer available to support some of our products, thereby requiring us to search for cross materials or, even worse, redesign some of our products to support currently-available materials. Such redesign efforts may require certain regulatory and safety agency re-submittals, which may cause further production delays. While we have initiated actions that we believe will limit our exposure to such problems, the dynamic business conditions in many of our markets may challenge the solutions that have been put in place, and issues may recur in the future.

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

Sales to customers outside of North America accounted for 34.8% and 40.2% of net revenues for the years ended December 31, 2017 and 2016, and we expect that international sales will continue to represent a material portion of our total revenues. International sales are subject to the risks of international business operations as described above, as well as generally longer payment cycles, greater difficulty collecting accounts receivable, and currency restrictions. In addition, DPL, our wholly-owned subsidiary in the United Kingdom, supports our European and other international customers, distributors, and sales representatives, and therefore is also subject to local regulation. International sales are also subject to the export laws and regulations of the United States and other countries.

Our sales and profitability may be affected by changes in economic, business and industry conditions.

If the economic climate in the United States or abroad deteriorates, customers or potential customers could reduce or delay their technology and entertainment investments. Reduced or delayed technology and entertainment investments could decrease our sales and profitability. In this environment, our customers may experience financial difficulty, cease operations and fail to budget or reduce budgets for the purchase of our products and professional services. This may lead to longer sales cycles, delays in purchase decisions, payment and collection, and can also result in downward price pressures, causing our sales and profitability to decline. In addition, general economic uncertainty and general declines in capital spending in the information technology sector make it difficult to predict changes in the purchasing requirements of our customers and the markets we serve. There are many other factors which could affect our business, including:

•	The introduction and market acceptance of new technologies, products and services;
•	New competitors and new forms of competition;
•	The size and timing of customer orders (for retail distributed physical product);
•	The size and timing of capital expenditures by our customers;
•	Adverse changes in the credit quality of our customers and suppliers;
•	Changes in the pricing policies of, or the introduction of, new products and services by us or our competitors;
•	Changes in the terms of our contracts with our customers or suppliers;
•	The availability of products from our suppliers; and
•	Variations in product costs and the mix of products sold.

These trends and factors could adversely affect our business, profitability and financial condition and diminish our ability to achieve our strategic objectives.

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

Some of our business is subject to U.S. government procurement laws and regulations.

We must comply with certain laws and regulations relating to the formation, administration and performance of federal government contracts. These laws and regulations affect how we conduct business with our federal government contracts, including the business that we do as a subcontractor. In complying with these laws and regulations, we may incur additional costs, and non-compliance may lead to the assessment of fines and penalties, including contractual damages, or the loss of business.

Risks Related to Our Business and Industry – Super Crypto Mining

We intend to develop an online cloud mining platform which may subject us to additional liabilities from our customers.

The Company intends to develop and offer a cloud mining platform to customers who prefer not to directly acquire and maintain crypto mining hardware. To date, the Company has offered the cloud mining platform to selected customers prior to offering the platform to the general public. The success of this business will be largely dependent on achieving sustainable revenues that are dependent on prices of the various currencies and controlling costs, which are primarily power and computer hardware.  In addition, through our management and administration of crypto mining equipment on behalf of our customers, we may become subject to actions from our customers seeking to recover for liabilities arising from, among other matters:

•	erroneously accounting for proceeds from crypto mining activities;
•	power, network or technology failures which prevent our miners from operating efficiently;
•	delays in processing payments at times when there are significant fluctuations in the price of the cryptocurrencies; and
•	hackers or other malicious groups or organizations targeting and attempting to interfere with our miners which could negatively affect the operations of such miners.

The Company may lose access to digital tokens and any cryptocurrency due to loss of private key(s), custodial error, or purchaser error.

A private key, or a combination of private keys, is necessary to control and dispose of cryptocurrency stored in a digital wallet or vault. Accordingly, loss of requisite private key(s) associated with a digital wallet or vault storing cryptocurrency will result in loss of such cryptocurrency. Moreover, any third party that gains access to such private key(s), including by gaining access to login credentials of a digital wallet or secure service used by the Company, may be able to misappropriate any digital token or cryptocurrency held by the Company. Any errors or malfunctions caused by or otherwise related to the digital wallet that the Company chooses to receive and store cryptocurrency, including the Company’s failure to properly maintain or use such digital wallet or secure service, may also result in the loss of any cryptocurrency held by the Company.  Additionally, the Company’s failure to follow precisely the procedures for buying and receiving cryptocurrency, including, for instance, if it provides the wrong address for receiving cryptocurrency, may result in the loss of any cryptocurrency held or purchased by the Company.

Hackers or other malicious groups or organizations may attempt to interfere with end users of digital tokens, or cryptocurrency, in a variety of ways.

Hackers or other malicious groups or organizations may target and attempt to interfere with end users of digital tokens, or cryptocurrency, in a variety of ways, including, but not limited to, end user attacks such as malware attacks, denial of service attacks, consensus-based attacks, Sybil attacks, smurfing and spoofing. Furthermore, although the Company utilizes a closed system to mine cryptocurrency, there is a risk that a third party or a member of the Company may intentionally or unintentionally introduce weaknesses into the core infrastructure, which could negatively affect the Company and any cryptocurrency with which the Company is involved.

The Company has discretion over the maintenance, storage and transmission of its cryptocurrency holdings. Currently investments and holdings in cryptocurrencies by the Company are uninsured and, as a result, the Company may lose all of its money invested in cryptocurrencies without any recourse.

Unlike bank accounts or accounts at some other financial institutions, cryptocurrencies are generally uninsured unless an investor purchases private insurance to insure them or holds them with a vendor which provides insurance. Thus, in the event of loss or loss of utility value, there is no public insurer, such as the Securities Investor Protection Corporation (“SIPC”) or the Federal Deposit Insurance Corporation (“FDIC”), to offer recourse to any investor, including the Company, unless covered independently by private insurance arranged by us. Further, the Company has wide discretion over the storage of its cryptocurrency holdings. The Company intends to use various third party wallet providers, trust companies or others to hold its cryptocurrency holdings. The Company may have a high concentration of its cryptocurrency holdings in one location or with one third party wallet provider, which may be prone to losses arising out of hacking, loss of passwords, compromised access credentials, malware, cyber-attacks or other factors. The Company may not do detailed diligence on third party wallet providers and, as a result, may not be aware of all security vulnerabilities and risks. Certain third party wallet providers may not indemnify the Company against any losses thereby hurting the Company’s ability to recover losses from third party wallet providers. The systems in place to ensure the security of the Company’s cryptocurrency holdings may not prevent the improper access to, damage or theft of the Company’s holdings in cryptocurrencies. Further, a loss due to the storage of the Company’s cryptocurrencies could harm the Company's reputation or result in the loss of some or all of the Company’s cryptocurrencies, including those assets held on behalf of customers for the Company’s online cloud mining platform.

The regulatory status of cryptocurrency and distributed ledger technology is unclear or unsettled in many jurisdictions and it is difficult to predict the impact future regulation may have on either.

The regulatory status of cryptocurrency and distributed ledger technology is unclear or unsettled in many jurisdictions. It is difficult to predict how or whether regulatory agencies may apply existing regulation with respect to such technology and its applications. It is likewise difficult to predict how or whether legislatures or regulatory agencies may implement changes to law and regulation affecting distributed ledger technology and its applications, including applicable cryptocurrency protocols.  Regulatory actions could negatively impact any cryptocurrency in various ways, including, for purposes of illustration only, through a determination that cryptocurrency are a regulated financial instrument that requires registration or licensing.

The tax characterization of cryptocurrency is uncertain.

Cryptocurrency holders may be required to pay taxes associated with the transactions contemplated herein, whether in the United States or in their home countries. It is the sole responsibility of cryptocurrency holders to comply with the tax laws of the United States and other jurisdictions applicable to them and pay all relevant taxes. The sale or other exchange of cryptocurrency, or the use of cryptocurrency to pay for goods or services, or holding cryptocurrency as an investment, generally has tax consequences that could result in tax liability. In 2014, the Internal Revenue Service issued guidance on the tax treatment of transactions using cryptocurrency, such as Bitcoins or other similar currencies.

The transfer of any cryptocurrency may be restricted, which may adversely affect its liquidity and the price at which it may be sold.

Cryptocurrency has not been, and will not be, registered under the Securities Act or the securities laws of any other jurisdiction and, unless so registered, may not be offered or sold except pursuant to an exemption from, or a transaction not subject to, the registration requirements of the Securities Act and any other applicable laws and regulations. These restrictions may limit the ability of investors to resell cryptocurrency. It is the responsibility of any holder of a digital token or a cryptocurrency to ensure that all offers and sales of cryptocurrency within the United States and other jurisdictions comply with all applicable laws and regulations.

Cryptocurrency confers no governance rights in any entity.

Because cryptocurrencies confer no governance rights of any kind with respect to any entity with which such digital token or cryptocurrency may be associated, all decisions involving a related company will be made by the management and/or stockholders of such company at their sole discretion.  These decisions could adversely affect the utility or value of any applicable digital token or cryptocurrency.

There are unanticipated and unknown risks in buying and holding cryptocurrency and/or cryptographic tokens.

Digital tokens and various cryptocurrencies are a relatively new and untested technology. In addition to the risks specified in these risk factors, there are other risks associated with either the Company’s or a holder’s purchase, holding and use of digital tokens and cryptocurrency cannot be anticipated. Such risks may further materialize as unanticipated variations or combinations of the risks discussed in this prospectus supplement.

Our decision to deal in cryptocurrencies, such as bitcoins, may subject us to exchange risk and additional tax and regulatory requirements.

Bitcoin is not considered legal tender or backed by any government, and it has experienced price volatility, technological glitches and various law enforcement and regulatory interventions. The use of cryptocurrencies such as bitcoin has been prohibited or effectively prohibited in some countries. If we fail to comply with regulations or prohibitions applicable to us, we could face regulatory or other enforcement actions and potential fines and other consequences. From time to time, we may hold bitcoin and other cryptocurrencies directly, and we have exchange rate risk on the amounts we hold as well as the risks that regulatory or other developments may adversely affect the value of the cryptocurrencies we hold. The uncertainties regarding legal and regulatory requirements relating to cryptocurrencies or transactions utilizing cryptocurrencies, as well as potential accounting and tax issues, or other requirements relating to cryptocurrencies could have a material adverse effect on our business.

Various cryptocurrencies facilitate the use of anonymous transactions which could adversely affect the Company.

Although bitcoin and other cryptocurrency transaction details are logged on the blockchain, a buyer or seller of bitcoin may never know to whom the public key belongs or the true identity of the party with whom it is transacting. Some public key addresses are randomized sequences of alphanumeric characters that, standing alone, do not provide sufficient information to identify users. Transacting with a counterparty that is unknown to the Company, such as a party making illicit use of cryptocurrencies, could have an adverse effect on the Company or its reputation.

Our investment in Super Crypto Mining, Inc. may expose us to risks under laws and regulations with which we do not have significant experience.

In 2017, we established our cryptocurrency business, which is pursuing a variety of digital currency. We anticipate mining the top ten cryptocurrencies for our own account. These include Bitcoin, Bitcoin Cash, Litecoin and Ethereum, along with other currencies that we consider to be in the top ten by market capitalization. Virtually every state in the U.S. regulates money transmitters and money services businesses. In some states the licensing requirements and regulations expressly cover companies engaged in digital currency activities; in other states it is not clear whether or how the existing laws and regulations apply to digital currency activities. Further, U.S. federal law requires registration of most such businesses with the Financial Crimes Enforcement Network (“FinCEN”). These licenses and registrations subject companies to various anti-money laundering, know-your-customer, record-keeping, reporting and capital and bonding requirements, limitations on the investment of customer funds, and inspection by state and federal regulatory agencies. Under U.S. federal law, it is a crime for a person, entity or business that is required to be registered with FinCEN or licensed in any state to fail to do so, even if the person, entity or business was unaware of the licensing requirement. Further, under U.S. federal law, anyone who owns all or part of an unlicensed money transmitting business is subject to civil and criminal penalties. The business in which we have invested has represented to us that it has not taken any action that could subject it to registration with FinCEN or to the licensing requirements in any state and has agreed that it will not do so until it has become properly licensed in all required states and registered with FinCEN. However, if the business makes an error, even inadvertently, we could be subject to potential civil and criminal penalties as a result. Any such penalties, or even the allegation of criminal activities, could have a material adverse effect on us and our business. Further, all of our foreign business activities expose us to a variety of risks, including risks under the Foreign Corrupt Practices Act.

U.S. and international regulatory changes or actions may restrict the use of or impose heightened regulatory burdens on cryptocurrency or the operation of cryptocurrency network based on currency, securities, or commodities regulations in a manner that adversely affects an investment in us.

Until recently, little or no regulatory attention has been directed toward cryptocurrency and the cryptocurrency networks by U.S. federal and state governments, foreign governments, and self-regulatory agencies. As cryptocurrency has grown in popularity and in market size, the Federal Reserve Board, U.S. Congress, and certain U.S. agencies (e.g., FinCEN and the Federal Bureau of Investigation) have begun to examine the operations of cryptocurrency networks, cryptocurrency users, and cryptocurrency exchange markets. Local state regulators such as the California Department of Financial Institutions and the New York State Department of Financial Services have also initiated examinations of Bitcoins, the Bitcoin Network, and the regulation thereof. Additionally, a U.S. federal magistrate judge in the U.S. District Court for the Eastern District of Texas has ruled that “Bitcoin is a currency or form of money,” two CFTC commissioners publicly expressed a belief that derivatives based on Bitcoins are subject to the same regulation as those based on commodities, and the IRS released guidance treating cryptocurrency as property that is not currency for U.S. federal income tax purposes, although there is no indication yet whether other courts or federal or state regulators will follow these asset classifications. There is a possibility of future regulatory change altering, perhaps to a material extent, the nature of an investment in us or our ability to continue to operate.

Currently, neither the SEC nor the CFTC has formally asserted regulatory authority over cryptocurrency, cryptocurrency networks, or cryptocurrency trading and ownership, though in testimony before the U.S. Senate Committee on Agriculture, Nutrition and Forestry on December 10, 2014, CFTC Chairman Timothy Massad stated that the CFTC believed it had jurisdiction over derivative instruments such as futures and swaps based on digital currencies. On July 25, 2017, the SEC issued an investigative report, stating that offers and sales of digital assets by “virtual” organizations using distributed ledger or cryptocurrency technology (i.e., Initial Coin Offerings or Token Sales) are subject to the requirements of the federal securities laws. Furthermore, the SEC has raised concerns with instances of public companies changing their business models to reflect a focus on cryptocurrency or blockchain technology and is looking closely at the disclosures of public companies that shift their business models to capitalize on the perceived promise of distributed ledger technology and whether the disclosures comply with the federal securities laws, particularly in the context of a securities offering, and in a few instances halted the trading of companies. To the extent that Bitcoins, Ethereum, or Litecoins, themselves are determined to be a security, commodity future or other regulated asset, or to the extent that a US or foreign government or quasi-governmental agency exerts regulatory authority over the Bitcoin, Ethereum, or Litecoin Networks, or cryptocurrency trading and ownership, trading or ownership in cryptocurrency may be adversely affected, which could adversely affect an investment in our company.

To the extent that future regulatory actions or policies limit the ability to exchange cryptocurrency or utilize them for payments, the demand for cryptocurrency will be reduced. Furthermore, regulatory actions may limit the ability of end-users to convert cryptocurrency into fiat currency (e.g., U.S. Dollars) or use cryptocurrency to pay for goods and services. Such regulatory actions or policies could adversely affect an investment in us.

Cryptocurrency currently faces an uncertain regulatory landscape in not only the United States but also in many foreign jurisdictions such as the European Union, China and Russia. While certain governments such as Germany—where the Ministry of Finance has declared Bitcoins to be “Rechnungseinheiten” (a form of private money that is recognized as a unit of account, but not recognized in the same manner as fiat currency) — have issued guidance as to how to treat bitcoins and/or other cryptocurrencies, most regulatory bodies have not yet issued official statements regarding intention to regulate or determinations on regulation of cryptocurrency, the cryptocurrency networks, and cryptocurrency users. Among those for which preliminary guidance has been issued in some form, Canada and Taiwan have labeled cryptocurrency as a digital or virtual currency, distinct from fiat currency, while Sweden and Norway are among those to categorize cryptocurrency as a form of virtual asset or commodity. In China, authorities have recently banned use of bitcoins and/or other cryptocurrencies and ordered Beijing-based cryptocurrency exchanges to cease trading and immediately notify users of their closures. Similarly, Russia has indicated an intention to ban use of bitcoins and/or other cryptocurrencies and Russia’s Central Bank stated that at this stage they will not approve any cryptocurrency trading on any official exchange, nor will it approve the use of the technology for infrastructure purposes. In May 2014, the Central Bank of Bolivia banned the use of Bitcoins as a means of payment. In the summer and fall of 2014, Ecuador announced plans for its own state-backed electronic money, while passing legislation that reportedly prohibits the use of decentralized digital currencies. Conversely, regulatory bodies in some countries such as India and Switzerland have declined to exercise regulatory authority when afforded the opportunity. Various foreign jurisdictions may, in the near future, adopt laws, regulations, or directives that affect cryptocurrency networks and its users, particularly cryptocurrency exchanges and service providers that fall within such jurisdictions’ regulatory scope. Other countries such as Malaysia and Australia have been considering regulation, classification, and potential bans. Such laws, regulations, or directives may conflict with those of the United States and may negatively impact the acceptance of cryptocurrency by users, merchants, and service providers outside of the United States and may, therefore, impede the growth of the cryptocurrency economy.

The effect of any future regulatory change on our company or cryptocurrency is impossible to predict, but such change could be substantial and adverse to us and could adversely affect an investment in us.

It may be illegal now, or in the future, to acquire, own, hold, sell or use cryptocurrency in one or more countries, and ownership of, holding or trading in or company’s securities may also be considered illegal and subject to sanction.

Although currently cryptocurrency is not regulated or are lightly regulated in most countries, including the United States, one or more countries may take regulatory actions in the future that severely restricts the right to acquire, own, hold, sell or use cryptocurrency or to exchange cryptocurrency for fiat currency. Such restrictions may adversely affect an investment in our company.

Cryptocurrency transactions are irrevocable and stolen or incorrectly transferred cryptocurrency may be irretrievable. As a result, any incorrectly executed cryptocurrency transactions could render company liable to lawsuits or criminal charges to the extent company facilitates bad transactions, and thus, adversely affect an investment in us.

Cryptocurrency transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the transaction or, in theory, control or consent of a majority of the processing power on the cryptocurrency network. Once a transaction has been verified and recorded in a block that is added to the blockchain, an incorrect transfer of cryptocurrency or a theft of cryptocurrency generally will not be reversible and we may not be capable of seeking compensation for any such transfer or theft. Although our transfers of cryptocurrency will regularly be made to or from vendors, consultants, services providers, etc. it is possible that, through computer or human error, or through theft or criminal action, our cryptocurrency could be transferred from us in incorrect amounts or to unauthorized third parties. To the extent that we are unable to seek a corrective transaction with such third-party or are incapable of identifying the third-party that has received our cryptocurrency through error or theft, we will be unable to revert or otherwise recover incorrectly transferred company cryptocurrency. To the extent that we are unable to seek redress for such error or theft, such loss could adversely affect an investment in us. In addition, incorrectly executed cryptocurrency transactions could render company liable to lawsuits or criminal charges to the extent company facilitates bad transactions, and thus, adversely affect an investment in us.

The cryptocurrency exchanges on which cryptocurrencies trade are relatively new and, in most cases, largely unregulated and may therefore be more exposed to fraud and failure than established, regulated exchanges for other products. To the extent that the cryptocurrency exchanges representing a substantial portion of the volume in cryptocurrency trading are involved in fraud or experience security failures or other operational issues, such cryptocurrency exchanges’ failures may result in a reduction in the price of cryptocurrency and can adversely affect an investment in us.

The cryptocurrency exchanges on which cryptocurrency trade are new and, in most cases, largely unregulated. Furthermore, many cryptocurrency exchanges do not provide the public with significant information regarding their ownership structure, management teams, corporate practices, or regulatory compliance. As a result, the marketplace may lose confidence in, or may experience problems relating to, cryptocurrency exchanges, including prominent exchanges handling a significant portion of the volume of cryptocurrency trading. These potential consequences of a cryptocurrency exchange’s failure could reduce the demand and use of cryptocurrency, reduce the value of cryptocurrency, and/or adversely affect an investment in us.

In the past, many cryptocurrency exchanges have been closed due to fraud, failure, or security breaches. In many of these instances, the customers of such cryptocurrency exchanges were not compensated or made whole for the partial or complete losses of their account balances in such cryptocurrency exchanges. While smaller cryptocurrency exchanges are less likely to have the infrastructure and capitalization that make larger cryptocurrency exchanges more stable, larger cryptocurrency exchanges are more likely to be appealing targets for hackers and “malware” (i.e., software used or programmed by attackers to disrupt computer operation, gather sensitive information, or gain access to private computer systems).

If the awards of cryptocurrency for solving blocks and transaction fees for recording transactions are not sufficiently high to incentivize miners, miners may respond in a way that reduces confidence in the cryptocurrency networks, which could adversely affect an investment in our company.

If the award of new cryptocurrency for solving blocks declines and transaction fees are not sufficiently high, miners may not have an adequate incentive to continue mining cryptocurrency and may cease their crypto mining operations.  Miners ceasing operations would reduce the collective processing power on the cryptocurrency networks, which would adversely affect the confirmation process for transactions (i.e., temporarily decreasing the speed at which blocks are added to the blockchain until the next scheduled adjustment in difficulty for block solutions) and make the cryptocurrency networks more vulnerable to a malicious actor or botnet obtaining control in excess of 50 percent of the processing power on the cryptocurrency networks. Any reduction in confidence in the confirmation process or processing power of cryptocurrency networks may adversely impact Super Crypto Mining, Inc., as well as an investment in us.

In addition, to the extent to which the value of cryptocurrency mined by a professionalized crypto mining operation exceeds the allocable capital and operating costs determines the profit margin of such operation. A professionalized crypto mining operation may be more likely to sell a higher percentage of its newly mined cryptocurrency rapidly if it is operating at a low profit margin—and it may partially or completely cease operations if its profit margin is negative. In a low profit margin environment, a higher percentage of the new cryptocurrency mined each day will be sold into the cryptocurrency exchange markets more rapidly, thereby reducing cryptocurrency prices. Lower cryptocurrency prices will result in further tightening of profit margins, particularly for professionalized crypto mining operations with higher costs and more limited capital reserves, creating a network effect that may further reduce the price of cryptocurrency until crypto mining operations with higher operating costs become unprofitable and remove mining power from the cryptocurrency networks. The network effect of reduced profit margins resulting in greater sales of newly mined cryptocurrency could result in a reduction in the price of cryptocurrency that could adversely impact Super Crypto Mining, Inc., as well as an investment in our company.

To the extent that any miners cease to record transactions in solved blocks, transactions that do not include the payment of a transaction fee will not be recorded on the blockchain until a block is solved by a miner who does not require the payment of transaction fees. Any widespread delays in the recording of transactions could result in a loss of confidence in the cryptocurrency networks, which could adversely impact an investment in us.

To the extent that any miners cease to record transactions in solved blocks, such transactions will not be recorded on the blockchain. Currently, there are no known incentives for miners to elect to exclude the recording of transactions in solved blocks; however, to the extent that any such incentives arise (e.g., a collective movement among miners or one or more mining pools forcing cryptocurrency users to pay transaction fees as a substitute for or in addition to the award of new cryptocurrency upon the solving of a block), actions of miners solving a significant number of blocks could delay the recording and confirmation of transactions on the blockchain. Any systemic delays in the recording and confirmation of transactions on the blockchain could result in greater exposure to double-spending transactions and a loss of confidence in cryptocurrency networks, which could adversely impact an investment in our company.

Intellectual property rights claims may adversely affect the operation of cryptocurrency networks.

Third parties may assert intellectual property claims relating to the holding and transfer of digital currencies and their source code. Regardless of the merit of any intellectual property or other legal action, any threatened action that reduces confidence in cryptocurrency networks’ long-term viability or the ability of end-users to hold and transfer cryptocurrency may adversely affect an investment in us. Additionally, a meritorious intellectual property claim could prevent us and other end-users from accessing cryptocurrency networks or holding or transferring their cryptocurrency. As a result, an intellectual property claim against us or other large cryptocurrency network participants could adversely affect an investment in us.

Currently, there is relatively small use of cryptocurrency in the marketplace in comparison to relatively large use by speculators, thus contributing to price volatility that could adversely affect an investment in us.

As relatively new products and technologies, cryptocurrency has only recently become widely accepted as a means of payment for goods and services, and use of cryptocurrency by remains limited. Conversely, a significant portion of cryptocurrency demand is generated by speculators and investors seeking to profit from the short- or long-term holding of cryptocurrency. A lack of expansion by cryptocurrency into our markets, or a contraction of such use, may result in increased volatility or a reduction in the price of cryptocurrencies, either of which could adversely impact an investment in us.

The acceptance of Bitcoin Network, Ethereum Network, or Litecoin Network software patches or upgrades by a significant, but not overwhelming, percentage of the users and miners in the respective networks could result in a “fork” in the blockchain, resulting in the operation of two separate networks until such time as the forked blockchains are merged. The temporary or permanent existence of forked blockchains could adversely impact Super Crypto Mining, Inc. as well as an investment in us.

Bitcoin, Ethereum, and Litecoin are open source projects and, although there is an influential group of leaders in the cryptocurrency community, there is no official developer or group of developers that formally controls the Bitcoin, Ethereum, or Litecoin Networks. Any individual can download the particular cryptocurrency network software and make any desired modifications, which are proposed to users and miners on the respective network through software downloads and upgrades. A substantial majority of miners and the particular cryptocurrency users must consent to those software modifications by downloading the altered software or upgrade that implements the changes; otherwise, the changes do not become a part of the cryptocurrency network. Generally, changes to various cryptocurrency networks have been accepted by the vast majority of users and miners, ensuring that the cryptocurrency networks remain coherent economic systems; however, a developer or group of developers could potentially propose a modification to a cryptocurrency network that is not accepted by a vast majority of miners and users, but that is nonetheless accepted by a substantial population of participants in the respective cryptocurrency network. In such a case, and if the modification is material and/or not backwards compatible with the prior version of the respective cryptocurrency network software, a “fork” in the blockchain could develop and two separate networks of the same cryptocurrency could result, one running the pre-modification software program and the other running the modified version (e.g., a second bitcoin network). Such a fork in the blockchain typically would be addressed by community-led efforts to merge the forked blockchains, and several prior forks have been so merged without any material impact on the price of Bitcoin, although there can be no assurance that this will always be the case upon a fork. This kind of split in a Bitcoin, Ethereum, or Litecoin Network could materially and adversely impact an investment in us and, in the worst case scenario, harm the sustainability of the respective network’s economy.

The open-source structure of cryptocurrency network protocol means that the developers and other contributors to the protocol are generally not directly compensated for their contributions in maintaining and developing the protocol. A failure to properly monitor and upgrade the protocol could damage the cryptocurrency network and an investment in us.

The Bitcoin, Ethereum, and Litecoin Networks operate based on an open-source protocol maintained by certain core developers and other contributors. The core developers are those developers employed by MIT Media Lab’s Digital Currency Initiative who oversee the Bitcoin Network. As these network protocols are not sold and the networks’ use does not generate revenues for its development team, the core developers and contributors are generally not compensated for maintaining and updating the respective cryptocurrency network protocol. To the extent that material issues arise with the Bitcoin, Ethereum, or Litecoin Network protocols, and the core developers and open-source contributor community are unable to address the issues adequately or in a timely manner, the respective cryptocurrency network, Super Crypto Mining, Inc. and an investment in us may be adversely affected.

The further development and acceptance of cryptocurrency networks, which represents a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of digital currency systems may adversely affect our business.

Digital currencies may be used, among other things, to buy and sell goods and services are a new and rapidly evolving industry. The growth of the digital currency industry in general, and in particular the Bitcoin industry, Ethereum industry, and Litecoin industry, are subject to a high degree of uncertainty. The factors affecting the further development of the digital currencies industry, as well as the Bitcoin, Ethereum and Litecoin industries, include:

•	Continued worldwide growth in the adoption and use of Bitcoins, Ethereum, and Litecoins, and other cryptocurrency;
•
Government and quasi-government regulation of Bitcoin, Ethereum, and Litecoin, and other cryptocurrency and their use, or restrictions on or regulation of access to and operation of cryptocurrency networks and system;

•	The maintenance and development of the open-source software protocol of various cryptocurrency networks;
•	The availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies; and
•	General economic conditions and the regulatory environment relating to digital currencies.
•	A decline in the popularity or acceptance of the top cryptocurrencies or their networks could adversely affect an investment in us.

The value of cryptocurrency and fluctuations in the price of cryptocurrency could materially and adversely affect the business of Super Crypto Mining, Inc. and investment in the company.

Several factors may affect the value of cryptocurrency, including, but not limited to:

•	Total cryptocurrency in existence;
•
Global cryptocurrency demand, which is influenced by the growth of retail merchants’ and commercial businesses’ acceptance of cryptocurrency as payment for goods and services, the security of online cryptocurrency exchanges and digital wallets that hold cryptocurrency, the perception that the use and holding of cryptocurrency is safe and secure, the lack of regulatory restrictions on their use and the reputation of cryptocurrency for illicit use;

•
Global cryptocurrency supply, which is influenced by similar factors as global cryptocurrency demand, in addition to fiat currency needs by miners (for example, to invest in equipment or pay electricity bills) and taxpayers who may liquidate cryptocurrency holdings around tax deadlines to meet tax obligations;

•	Investors’ expectations with respect to the rate of inflation or deflation of fiat currencies or cryptocurrency;
•	Interest rates;
•	Currency exchange rates, including the rates at which cryptocurrency may be exchanged for fiat currencies;
•	Fiat currency withdrawal and deposit policies of cryptocurrency exchanges and liquidity of such cryptocurrency exchanges;
•	Interruptions in service from or failures of major cryptocurrency exchanges;
•	Cyber theft of cryptocurrency from online cryptocurrency wallet providers, or news of such theft from such providers, or from individuals’ cryptocurrency wallets;
•	Investment and trading activities of large investors, including private and registered funds, that may directly or indirectly invest in cryptocurrency;
•	Monetary policies of governments, trade restrictions, currency devaluations and revaluations;
•	Regulatory measures, if any, that restrict the use of cryptocurrency as a form of payment or the purchase of cryptocurrency on the cryptocurrency market;
•	The availability and popularity of businesses that provide cryptocurrency -related services;
•	The maintenance and development of the open source software protocol of certain cryptocurrency networks;
•	Increased competition from other forms of cryptocurrency or payments services;
•	Global or regional political, economic, or financial events and situations;

•	Expectations among cryptocurrency economy participants that the value of cryptocurrency will soon change; and
•	Fees associated with processing a cryptocurrency transaction.

Banks and financial institutions may not provide banking services, or may cut off services, to businesses that provide cryptocurrency-related services or that accept cryptocurrencies as payment, including financial institutions of investors in the Company’s securities.

A number of companies that provide bitcoin and/or other cryptocurrency-related services have been unable to find banks or financial institutions that are willing to provide them with bank accounts and other services. Similarly, a number of companies and individuals or businesses associated with cryptocurrencies may have had and may continue to have their existing bank accounts closed or services discontinued with financial institutions. We also may be unable to obtain or maintain these services for our business. The difficulty that many businesses that provide bitcoin and/or other cryptocurrency-related services have and may continue to have in finding banks and financial institutions willing to provide them services may be decreasing the usefulness of cryptocurrencies as a payment system and harming public perception of cryptocurrencies and could decrease its usefulness and harm its public perception in the future. Similarly, the usefulness of cryptocurrencies as a payment system and the public perception of cryptocurrencies could be damaged if banks or financial institutions were to close the accounts of businesses providing bitcoin and/or other cryptocurrency-related services.  This could occur as a result of compliance risk, cost, government regulation or public pressure. The risk applies to securities firms, clearance and settlement firms, national securities and commodities exchanges, the over the counter market and the Depository Trust Company, which, if any of such entities adopts or implements similar policies, rules or regulations, could result in the inability of our investors to open or maintain stock or commodities accounts, including the ability to deposit, maintain or trade the Company’s securities. Such factors would have a material adverse effect on the ability of the Company to continue as a going concern or to pursue its cryptocurrency business segment at all, which would have a material adverse effect on the business, prospects or operations of the Company and harm investors.

Possibility of cryptocurrency algorithms or protocols changing, such as a transition by some networks to proof of stake validation, and other crypto mining related risks could have an adverse impact on the Company’s business prospects.

The underlying cryptocurrency algorithms, protocols and other important factors are constantly changing. It is possible that these changes could negatively impact the Company’s business and business plans. Should the top cryptocurrencies that the Company intends to focus on shift their underlying protocols, algorithms, validation methods or other material factors (for instance from a proof of work validation method to a proof of stake method, which is an alternative method to proof of work for validating cryptocurrency transactions), it could adversely impact the Company’s business prospects. A shift from proof of work validation method to a proof of stake method could render any Company that maintains advantages in the current climate (for example from lower priced electric, processing, real estate, or hosting) less competitive Any major changes related to the top cryptocurrencies could have an adverse impact on the ability of Super Crypto Mining, Inc. and Super Crypto Power to continue as going concerns or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company holds or expects to acquire for its own account.

The profitability and success of crypto mining is constantly changing due to various factors. These changes and the Company’s choices related to which cryptocurrencies to focus on for their own account or for customers could adversely affect the Company’s business results.

The miners that the Company has purchased allow the Company to decide which cryptocurrency to mine. The factors that affect the success of mining an individual cryptocurrency change rapidly. Should the Company choose the wrong cryptocurrency to focus its crypto mining operations on, it could adversely impact the Company’s business prospects.

To the extent that the profit margins of cryptocurrency mining operations are not high, operators of cryptocurrency mining operations are more likely to immediately sell cryptocurrency earned by mining in the market, resulting in a reduction in the price of cryptocurrencies that could adversely impact the Company and similar actions could affect other cryptocurrencies.

Over the years, crypto mining operations have evolved from individual users mining with computer processors, graphics processing units and first generation application-specific integrated circuit (“ASIC”) servers. Currently, new processing power is predominantly added by incorporated and unincorporated “professionalized” crypto mining operations. Professionalized crypto mining operations may use proprietary hardware or sophisticated ASIC machines acquired from ASIC manufacturers. They require the investment of significant capital for the acquisition of this hardware, the leasing of operating space (often in data centers or warehousing facilities), incurring of electricity costs and the employment of technicians to operate the cryptocurrency mining farms.

As a result, professionalized crypto mining operations are of a greater scale than prior miners and have more defined, regular expenses and liabilities. These regular expenses and liabilities require professionalized crypto mining operations to more immediately sell cryptocurrencies earned from crypto mining operations, whereas it is believed that individual miners in past years were more likely to hold newly mined bitcoins and/or other cryptocurrencies for more extended periods. The immediate selling of newly mined bitcoins and/or other cryptocurrencies greatly increases the supply of bitcoins and/or other cryptocurrencies for sale, creating downward pressure on the price of bitcoins and/or other cryptocurrencies.

The extent to which the value of bitcoins and/or other cryptocurrencies mined by a professionalized crypto mining operation exceeds the allocable capital and operating costs determines the profit margin of such operation. A professionalized crypto mining operation may be more likely to sell a higher percentage of its newly mined bitcoins and/or other cryptocurrencies rapidly if it is operating at a low profit margin—and it may partially or completely cease operations if its profit margin is negative. In a low profit margin environment, a higher percentage could be sold more rapidly, thereby potentially reducing bitcoin and/or other cryptocurrencies prices. Lower bitcoin and/or other cryptocurrencies prices could result in further tightening of profit margins, particularly for professionalized crypto mining operations with higher costs and more limited capital reserves, creating a network effect that may further reduce the price of bitcoin until crypto mining operations with higher operating costs become unprofitable and remove mining power. The network effect of reduced profit margins resulting in greater sales of newly mined bitcoins and/or other cryptocurrencies could result in a reduction in the price of bitcoins and/or other cryptocurrencies that could adversely impact business of Super Crypto Mining, Inc. and the Company.

The foregoing risks associated with bitcoin could be equally applicable to other cryptocurrencies, existing now or introduced in the future.  Such circumstances would have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company may hold or expect to acquire for its own account and harm investors.

Should new services/software embodying new technologies emerge, the Company’s or its investments’ ability to recognize the value of the use of existing hardware and equipment and its underlying technology, may become obsolete and require substantial capital to replace such equipment.

The increase in interest and demand for cryptocurrencies has led to a shortage of crypto mining hardware as individuals purchase equipment for mining at home and large scale mining evolved. Equipment in Super Crypto Mining, Inc.’s crypto mining facilities will require replacement from time to time and new technological innovations could render the Company’s current equipment obsolete at any time. Shortages of graphics processing units may lead to unnecessary downtime for miners and limit the availability or accessibility of cryptocurrency mining processing capabilities in the industry. Such events would have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company may hold or expect to acquire for its own account.

We have an evolving business model.

           As Digital Assets and blockchain technologies become more widely available, we expect the services and products associated with them to evolve. Very recently, the Commission issued a report that promoters that use initial coin offerings or token sales to raise capital may be engaged in the offer and sale of securities in violation of the Securities Act and the Securities Exchange Act of 1934 (the “Exchange Act”). This may cause us to potentially change our future business in order to comply fully with the federal securities laws as well as applicable state securities laws. As a result, to stay current with the industry, our business model may need to evolve as well. From time to time we may modify aspects of our business model relating to our product mix and service offerings. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to the business. We may not be able to manage growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results.

“Digital Asset” — Collectively, all digital assets based upon a computer-generated math-based and/or cryptographic protocol that may, among other things, be used to buy and sell goods or pay for services. Bitcoins represent one type of Digital Asset.

          “Digital Security” — A type of Digital Asset that is offered by a promoter as an investment contract, which is a type of security defined by Section 2(a)(1) of the Securities Act.

Since there has been limited precedence set for financial accounting of bitcoin, Ethereum, and other digital assets, it is unclear how the Company will be required to account for digital assets transactions in the future.

Since there has been limited precedence set for the financial accounting of digital assets, it is unclear how the Company will be required to account for digital asset transactions or assets. Furthermore, a change in regulatory or financial accounting standards could result in the necessity to restate the Company’s financial statements. Such a restatement could negatively impact the Company’s business, prospects, financial condition and results of operation. Such circumstances would have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company holds or expects to acquire for its own account and harm investors.

Demand for bitcoins is driven, in part, by its status as the most prominent and secure digital asset. It is possible that a digital asset other than bitcoins could have features that make it more desirable to a material portion of the digital asset user base, resulting in a reduction in demand for bitcoins, which could have a negative impact on the price of bitcoins and adversely affect an investment in our securities.

The Bitcoin Network and bitcoins, as an asset, hold a “first-to-market” advantage over other digital assets. This first-to-market advantage is driven in large part by having the largest user base and, more importantly, the largest combined mining power in use to secure the blockchain and transaction verification system.   Having a large crypto mining network results in greater user confidence regarding the security and long-term stability of a digital asset’s network and its blockchain; as a result, the advantage of more users and miners makes a digital asset more secure, which makes it more attractive to new users and miners, resulting in a network effect that strengthens the first-to-market advantage.

There are thousands of alternate digital assets (or altcoins). Bitcoin enjoys significantly greater acceptance and usage than other altcoin networks in the retail and commercial marketplace, due in large part to the relatively well-funded efforts of payment processing companies including BitPay and Coinbase.

Despite the marked first-mover advantage of the Bitcoin Network over other digital assets, it is possible that an altcoin could become materially popular due to either a perceived or exposed shortcoming of the Bitcoin Network protocol that is not immediately addressed by the core developers of Bitcoin or a perceived advantage of an altcoin that includes features not incorporated into Bitcoin. If an altcoin obtains significant market share (either in market capitalization, mining power or use as a payment technology), this could reduce Bitcoin’s market share and have a negative impact on the demand for, and price of, bitcoins, which in turn, may materially and adversely affect the business, prospects or operations of the Super Crypto Mining, Inc. and the Company.

Risks Related to Our Business and Industry - Microphase

Microphase has a history of losses and our future profitability on a quarterly or annual basis is uncertain, which could have a harmful effect on our business and the value of our company.

During the past three fiscal years Microphase has incurred losses from operations. These losses are attributable to lower volumes of its products sold to major defense contractors partially as a result of the overall reduction in defense spending and sequestration by the U.S. Congress. As of June 30, 2017, Microphase had an accumulated deficit of approximately $18 million.  Since the financial crisis of 2008, Microphase has been significantly short of capital needed to acquire parts for production of its products to complete orders for such products. At times, Microphase has not had the cash available to make advance payments for the purchase of parts, and then, as a consequence, Microphase would not receive the parts from its vendors required to finish a customer order. This would then delay the delivery of products to customers, and would also delay recognition of the resulting revenues and the receipt of cash from the customer. Sometimes after experiencing a delay in delivery of an order from Microphase, the customer would not place its next order with Microphase, resulting in a loss of business.

Microphase’s future profitability depends upon many factors, including several that are beyond its control. These factors include, without limitation:

•	changes in the demand for ITS products and services;
•	loss of key customers or contracts;
•	the introduction of competitive products;
•	the failure to gain market acceptance of ITS new and existing products; and
•	the failure to successfully and cost effectively develop, introduce and market new products, services and product enhancements in a timely manner.

In addition, Microphase is incurring significant legal, accounting, and other expenses related to being a reporting company without there being a trading market for any of its securities. As a result of these expenditures, Microphase will have to generate and sustain increased revenue to achieve and maintain future profitability.

A large percentage of Microphase’s current revenue is derived from prime defense contractors to the U.S. government and its allies, and the loss of these relationships, a reduction in U.S. government funding or a change in U.S. government spending priorities or bidding processes could have an adverse impact on its business, financial condition, results of operations and cash flows.

Microphase is highly dependent on sales to major defense contractors of the U.S. military and its allies, including Lockheed Martin, Raytheon, BAE Systems and SAAB. The percentages of its revenue that were derived from sales to these named major defense contractors and directly to the U.S. Government were 61.9% in fiscal 2017, 66.8% in fiscal 2016, 65.8% in fiscal 2015, 56.1% in fiscal 2014 and 48.4% in fiscal 2013. Therefore, any significant disruption or deterioration of Microphase’s relationship with any such major defense contractors or the U.S. Government could materially reduce its revenue.  In the twelve months ended June 30, 2017 there were three customers that accounted for more than 10% of sales:  BAE Systems, Saab and Aselsan.  In the twelve months ended June 30, 2016 there were two customers that accounted for more than 10% of sales: Lockheed Martin and BAE Systems. Microphase’s competitors continuously engage in efforts to expand their business relationships with the same major defense contractors and the U.S. Government and will continue these efforts in the future, and the U.S. Government may choose to use other contractors. Microphase expects that a majority of the business that it seeks will be awarded through competitive bidding. Microphase operates in highly competitive markets and its competitors have more extensive or more specialized engineering, manufacturing and marketing capabilities than Microphase does in many areas, and Microphase may not be able to continue to win competitively awarded contracts or to obtain task orders under multi-award contracts. Further, the competitive bidding process involves significant cost and managerial time to prepare bids and proposals for contracts that may not be awarded to Microphase, as well as the risk that Microphase may fail to accurately estimate the resources and costs required to fulfill any contract awarded to us. Following any contract award, Microphase may experience significant expense or delay, contract modification or contract rescission as a result of its competitors protesting or challenging contracts awarded to it in competitive bidding. Major defense contractors to whom Microphase supplies components for systems must compete with other major defense contractors (to which Microphase may not supply components) for military orders from the U.S. Government. In addition, Microphase competes with other policy needs, which may be viewed as more necessary, for limited resources and an ever-changing amount of available funding in the budget and appropriation process. Budget and appropriations decisions made by the U.S. Government are outside of Microphase control and have long-term consequences for its business. U.S. Government spending priorities and levels remain uncertain and difficult to predict and are affected by numerous factors, including until recently sequestration (automatic, across-the-board U.S. Government budgetary spending cuts), and the purchase of our products could be superseded by alternate arrangements. While the US defense budget was recently increased, there can be no assurance that this increase will be maintained for the foreseeable future. A change in U.S. Government spending priorities or an increase in non-procurement spending at the expense of our programs, or a reduction in total U.S. Government spending, could have material adverse consequences on Microphase’s future business.

Microphase’s U.S. government contracts may be terminated by the federal government at any time prior to their completion, which could lead to unexpected loss of sales and reduction in Microphase’s backlog.

Under the terms of Microphase’s U.S. government contracts, the U.S. government may unilaterally:

•	terminate or modify existing contracts;
•	reduce the value of existing contracts through partial termination; and
•	delay the payment of Microphase’s invoices by government payment offices.

The federal government can terminate or modify any of its contracts with Microphase or its prime contractors either for the federal government’s convenience, or if Microphase or its prime contractors default, by failing to perform under the terms of the applicable contract. A termination arising out of Microphase’s default could expose it to liability and have a material adverse effect on its ability to compete for future federal government contracts and subcontracts. If the federal government or its prime contractors terminate and/or materially modify any of Microphase’s contracts or if any applicable options are not exercised, Microphase’s failure to replace sales generated from such contracts would result in lower sales and would adversely affect its earnings, which could have a material adverse effect on Microphase’s business, results of operations and financial condition. Microphase’s backlog as of June 30, 2017 was approximately $4.0 million. Microphase’s backlog could be adversely affected if contracts are modified or terminated.

Microphase’s products with military applications are subject to export regulations, and compliance with these regulations may be costly.

Microphase is required to obtain export licenses before filling foreign orders for many of its products that have military or other governmental applications. United States Export Administration regulations control technology exports like its products for reasons of national security and compliance with foreign policy, to guarantee domestic reserves of products in short supply and, under certain circumstances, for the security of a destination country. Thus, any foreign sales of its products requiring export licenses must comply with these general policies. Compliance with these regulations is costly, and these regulations are subject to change, and any such change may require Microphase to improve its technologies, incur expenses or both in order to comply with such regulations.

Microphase depends on U.S. government contracts issued to major defense contractors, which often are only partially funded, subject to immediate termination, and heavily regulated and audited. The termination or failure to fund, or negative audit findings for, one or more of these contracts could have an adverse impact on Microphase’s business.

Over its lifetime, a U.S. Government program awarded to a major defense contractor may be implemented by the award of many different individual contracts and subcontracts. The funding of U.S. Government programs is subject to Congressional appropriations. Although multi-year contracts may be authorized and appropriated in connection with major procurements, Congress generally appropriates funds on a fiscal year basis. Procurement funds are typically made available for obligations over the course of one to three years. Consequently, programs often receive only partial funding initially, and additional funds are designated only as Congress authorizes further appropriations. The termination of funding for a U.S. Government program with respect to major defense contractors for which Microphase is a subcontractor would result in a loss of anticipated future revenue attributable to that program, which could have an adverse impact on its operations. In addition, the termination of, or failure to commit additional funds to, a program for which Microphase is a subcontractor could result in lost revenue and increase its overall costs of doing business.

Generally, U.S. Government contracts are subject to oversight audits by U.S. Government representatives. Such audits could result in adjustments to Microphase’s contract costs. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and such costs already reimbursed must be refunded. Microphase has recorded contract revenues based on costs Microphase expect to realize upon final audit. However, Microphase does not know the outcome of any future audits and adjustments, and Microphase may be required to materially reduce its revenues or profits upon completion and final negotiation of audits. Negative audit findings could also result in termination of a contract, forfeiture of profits, suspension of payments, fines and suspension or debarment from U.S. Government contracting or subcontracting for a period of time.

In addition, U.S. Government contracts generally contain provisions permitting termination, in whole or in part, without prior notice at the U.S. Government’s convenience upon the payment only for work done and commitments made at the time of termination. Microphase can give no assurance that one or more of the U.S. Government contracts with a major defense contractor under which Microphase provides component products will not be terminated under these circumstances. Also, Microphase can give no assurance that it will be able to procure new contracts to offset the revenue or backlog lost as a result of any termination of its U.S. Government contracts. Because a significant portion of Microphase’s revenue is dependent on its performance and payment under its U.S. Government contracts, the loss of one or more large contracts could have a material adverse impact on its business, financial condition, results of operations and cash flows.

Microphase’s government business also is subject to specific procurement regulations and other requirements. These requirements, though customary in U.S. Government contracts, increase its performance and compliance costs. In addition, these costs might increase in the future, thereby reducing Microphase’s margins, which could have an adverse effect on its business, financial condition, results of operations and cash flows. Failure to comply with these regulations and requirements could lead to fines, penalties, repayments, or compensatory or treble damages, or suspension or debarment from U.S. Government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various laws, including those related to procurement integrity, export control, U.S. Government security regulations, employment practices, protection of the environment, accuracy of records, proper recording of costs and foreign corruption. The termination of a U.S. Government contract or relationship as a result of any of these acts would have an adverse impact on Microphase’s operations and could have an adverse effect on its standing and eligibility for future U.S. Government contracts.

Microphase’s business could be negatively impacted by cybersecurity threats and other security threats and disruptions.

As a U.S. Government defense contractor, Microphase face certain security threats, including threats to its information technology infrastructure, attempts to gain access to its proprietary or classified information, threats to physical security, and domestic terrorism events. Microphase’s information technology networks and related systems are critical to the operation of its business and essential to its ability to successfully perform day-to-day operations. Microphase is also involved with information technology systems for certain customers and other third parties, which generally face similar security threats. Cybersecurity threats in particular, are persistent, evolve quickly and include, but are not limited to, computer viruses, attempts to access information, denial of service and other electronic security breaches. Microphase believes that it has implemented appropriate measures and controls and has invested in skilled information technology resources to appropriately identify threats and mitigate potential risks, but there can be no assurance that such actions will be sufficient to prevent disruptions to mission critical systems, the unauthorized release of confidential information or corruption of data. A security breach or other significant disruption involving these types of information and information technology networks and related systems could:

•	disrupt the proper functioning of these networks and systems and therefore its operations and/or those of certain of its customers;
•
result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information of Microphase or its customers, including trade secrets, which others could use to compete against Microphase or for disruptive, destructive or otherwise harmful purposes and outcomes;

•	compromise national security and other sensitive government functions;
•	require significant management attention and resources to remedy the damages that result;
•	subject Microphase to claims for breach of contract, damages, credits, penalties or termination; and
•	damage Microphase’s reputation with its customers (particularly agencies of the U.S. Government) and the public generally.

Any or all of the foregoing could have a negative impact on its business, financial condition, results of operations and cash flows.

Microphase enters into fixed-price contracts that could subject it to losses in the event of cost overruns or a significant increase in inflation.

Microphase has a number of fixed-price contracts which allow it to benefit from cost savings but subject it to the risk of potential cost overruns, particularly for firm fixed-price contracts, because Microphase assumes the entire cost burden. If its initial estimates are incorrect, Microphase can lose money on these contracts. U.S. Government contracts can expose Microphase to potentially large losses because the U.S. Government can hold Microphase responsible for completing a project or, in certain circumstances, paying the entire cost of its replacement by another provider regardless of the size or foreseeability of any cost overruns that occur over the life of the contract. Because many of these contracts involve new technologies and applications, unforeseen events such as technological difficulties, fluctuations in the price of raw materials, problems with its suppliers and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to Microphase. The U.S. and other countries also may experience a significant increase in inflation. A significant increase in inflation rates could have a significant adverse impact on the profitability of these contracts. Furthermore, if Microphase does not meet contract deadlines or specifications, Microphase may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. In addition, some of its contracts have provisions relating to cost controls and audit rights, and if Microphase fails to meet the terms specified in those contracts Microphase may not realize their full benefits. Microphase’s results of operations are dependent on its ability to maximize its earnings from its contracts. Cost overruns could have an adverse impact on its financial results.

Risks Related to Ownership of our Common Stock

 If we do not continue to satisfy the NYSE American continued listing requirements, our common stock could be delisted from NYSE American.

The listing of our common stock on the NYSE American is contingent on our compliance with the NYSE American’s conditions for continued listing. On December 18, 2015, we were notified by the NYSE American that we were no longer in compliance with the NYSE American continued listing standards because our reported stockholders' equity was below continued listing standards. The NYSE American requires that a listed company's stockholders' equity be $4.0 million or more if it has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years. Subsequently, the NYSE American informed us that we are required to attain stockholders’ equity of $6.0 million or more because we experienced a loss for the year ended December 31, 2016.

Following submission of our compliance plan demonstrating how we intend to regain compliance with the continued listing standards, we were notified on March 9, 2016, that the NYSE American granted us a listing extension on the basis of our plan until June 19, 2017. We are subject to periodic review by NYSE American staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in our common stock being delisted from the NYSE American.

On June 19, 2017, we filed a Form 8-K report with the Commission announcing that our Stockholders' Equity was approximately $6,409,000 on a pro-forma basis. In a letter dated June 20, 2017, the NYSE American notified us that we had successfully regained compliance with the NYSE American continued listing standards. Notwithstanding the foregoing, in light of our continue losses, there is no assurance that we will be able to continue to meet the NYSE American continued listing standard. Failure to meet the NYSE American listing requirement, we may be subject to delisting by the NYSE American. In the event our common stock is no longer listed for trading on the NYSE American, our trading volume and share price may decrease and we may experience further difficulties in raising capital which could materially affect our operations and financial results.

On November 20, 2017, we received a letter from NYSE Regulation indicating that the NYSE American had concluded that we failed to comply with Section 401(a) of the NYSE American’s Company Guide, which section requires that a listed company “make immediate public disclosure of all material information concerning its affairs ...” The letter, which relates to our disclosure of certain personnel changes to our board of directors and officers, provided that such letter constituted a warning letter issued to the Company pursuant to Section 1009(a)(i) of the NYSE American Company Guide. On October 12, 2017, we filed a Form 8-K that disclosed that certain personnel changes to our board of directors and executive officers were effective October 6, 2017. On November 6, 2017, we filed an amendment to the above referenced Form 8-K that disclosed that the personnel changes had not in fact occurred. After discussion with the NYSE American, on November 8, 2017, we filed a subsequent Form 8-K that further clarified that we had determined to rescind the personnel changes as of October 23, 2017. In that Form 8-K, we provided additional disclosure explaining why the personnel changes were not undertaken.

On November 29, 2017, we notified the NYSE American, LLC that we were no longer in compliance with Rule 801(h) of the NYSE American Company Guide because, as a smaller reporting company, our Board of Directors was not comprised of at least 50% independent directors. On November 28, 2017, our Board of Directors approved the issuance of cash compensation, and 200,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock subject to vesting and shareholder approval, to Mr. William Horne, a director of the Company, for services. As a result of this compensation, Mr. Horne may not be deemed independent within the meaning of Section 803A(2) of the NYSE American Company Guide. Mr. Horne has resigned from the audit committee of the Board of Directors. Robert Smith has been appointed as chair of the audit committee. On December 8, 2017, our board of directors rescinded the equity compensation granted to Mr. Horne.  We believe that we are therefore presently in compliance with Rule 801(h) of the NYSE American Company Guide.

Our common stock price is volatile.

Our common stock is listed on the NYSE American. In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects. The exercise of outstanding options and warrants may adversely affect our stock price and a shareholder’s percentage of ownership. As of December 31, 2017, we had outstanding options to purchase an aggregate of 3,842,500 shares of common stock, with a weighted average exercise price of $0.95 per share, exercisable at prices ranging from $0.57 to $1.69 per share and warrants to purchase up 4,388,868 shares of common stock, with a weighted average exercise price of $0.74 per share, at exercise prices ranging from $0.01 to $1.10 per share.

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

Volatility in our common stock price may subject us to securities litigation.

Stock markets, in general, have experienced in recent months, and continue to experience, significant price and volume volatility, and the market price of our common stock may continue to be subject to similar market fluctuations unrelated to our operating performance or prospects. This increased volatility, coupled with depressed economic conditions, could continue to have a depressing effect on the market price of our common stock. The following factors, many of which are beyond our control, may influence our stock price:

•	the status of our growth strategy including the development of new products with any proceeds we may be able to raise in the future;
•	announcements of technological or competitive developments;
•	regulatory developments affecting us, our customers or our competitors;
•
announcements regarding patent or other intellectual property litigation or the issuance of patents to us or our competitors or updates with respect to the enforceability of patents or other intellectual property rights generally in the US or internationally;

•	actual or anticipated fluctuations in our quarterly operating results;
•	changes in financial estimates by securities research analysts;
•	changes in the economic performance or market valuations of our competitors;
•	additions or departures of our executive officers; and
•	sales or perceived sales of additional shares of our common stock.

In addition, the securities markets have, from time to time, experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. Any of these factors could result in large and sudden changes in the volume and trading price of our common stock and could cause our stockholders to incur substantial losses. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted securities class action litigation against that company. If we were involved in a class action suit or other securities litigation, it would divert the attention of our senior management, require us to incur significant expense and, whether or not adversely determined, have a material adverse effect on our business, financial condition, results of operations and prospects.

We have a substantial number of convertible notes, warrants, options and preferred stock outstanding that could affect our price.

Due to a number of financings, we have a substantial number of shares that are subject to issuance pursuant to outstanding convertible debt, warrants and options. These conversion prices and exercise prices range from $0.01 to $1.69 per share of common stock. As of December 31, 2017, the number of shares of common stock subject to convertible notes, warrants, options and preferred stock were 1,283,940, 4,388,868, 3,842,500 and 2,186,123, respectively. The issuance of common stock pursuant to convertible notes, warrants, options and preferred stock at conversion or exercise prices less than market prices may have the effect of limiting an increase in market price of our common stock until all of these underling shares have been issued.

We have a number of shares of common stock subject to registration rights.

Due to a number of financings, we have contractually agreed to register with the Commission shares of common stock, and common stock underlying outstanding warrants and convertible debt in connection with private placements of our securities. The potential resale at the same time of a large number of shares of common stock and common stock underlying warrants and convertible debt by the selling stockholders may adversely affect the market price of our common stock.

Sales of additional shares of our common stock could cause the price of our common stock to decline.

Sales of substantial amounts of our common stock in the public market, or the availability of such shares for sale, by us or others, including the issuance of common stock upon exercise of outstanding options and warrants, could adversely affect the price of our common stock. We and our directors and officers may sell shares into the market, which could adversely affect the market price of shares of our common stock.

The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.

Our certificate of incorporation gives our board of directors the right to create new series of preferred stock. As a result, the board of directors may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights which could adversely affect the voting power and equity interest of the holders of common stock. Preferred stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any shares of preferred stock or to create a series of preferred stock, we may issue such shares in the future.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

We are a public company and subject to the reporting requirements of the Exchange Act, and the Sarbanes-Oxley Act of 2002. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. For example, Section 404 of the Sarbanes-Oxley Act requires that our management report on the effectiveness of our internal controls structure and procedures for financial reporting. Section 404 compliance may divert internal resources and will take a significant amount of time and effort to complete. If we fail to maintain compliance under Section 404, or if in the future management determines that our internal control over financial reporting are not effective as defined under Section 404, we could be subject to sanctions or investigations by the NYSE American should we in the future be listed on this market, the Commission, or other regulatory authorities. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our common stock. Any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent auditors. We may need to hire a number of additional employees with public accounting and disclosure experience in order to meet our ongoing obligations as a public company, particularly if we become fully subject to Section 404 and its auditor attestation requirements, which will increase costs. Our management team and other personnel will need to devote a substantial amount of time to new compliance initiatives and to meeting the obligations that are associated with being a public company, which may divert attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to accounting controls and procedures, or if we discover material weaknesses and deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult.

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting. If material weaknesses or significant deficiencies are discovered or if we otherwise fail to achieve and maintain the adequacy of our internal control, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly.

If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. Our research coverage by industry and financial analysts is currently limited. Even if our analyst coverage increases, if one or more of the analysts who cover us downgrade our stock, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

The elimination of monetary liability against our directors, officers and employees under  law and the existence of indemnification rights for or obligations to our directors, officers and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers and employees.

Our certificate of incorporation contains a provision permitting us to eliminate the personal liability of our directors to us and our stockholders for damages for the breach of a fiduciary duty as a director or officer to the extent provided by Delaware law. We may also have contractual indemnification obligations under any future employment agreements with our officers. The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and the resulting costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit us and our stockholders.

We do not anticipate paying dividends on our common stock and, accordingly, shareholders must rely on stock appreciation for any return on their investment.

We have never declared or paid cash dividends on our common stock and do not expect to do so in the foreseeable future. The declaration of dividends is subject to the discretion of our board of directors and will depend on various factors, including our operating results, financial condition, future prospects and any other factors deemed relevant by our board of directors. You should not rely on an investment in our company if you require dividend income from your investment in our company. The success of your investment will likely depend entirely upon any future appreciation of the market price of our common stock, which is uncertain and unpredictable. There is no guarantee that our common stock will appreciate in value.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES

Our corporate headquarters utilize 12,396 square foot of leased office, engineering, laboratory, and warehouse space in Fremont, California. Our headquarter lease commenced on November 1, 2012 and expires on June 30, 2019. The annual base rent under the lease, payable on a monthly basis, increases during the term of the lease from approximately $138,000 during the first year to approximately $157,000 during the final year. The lease also provides for one option to renew for a term of five years.

In addition, we lease 33,361 square-feet of other space domestically that includes office, engineering, laboratory and warehouse space in both California and Connecticut. The annual base rent under these leases, payable on a monthly basis, is approximately $447,000 during 2018. These leases expire between May 2018 and May 2026.

We also lease facilities internationally. In September, 2010, our wholly-owned subsidiary, DPL, entered into a fifteen-year lease for its 25,000 square-foot facility in Salisbury, United Kingdom, where it designs, develops, manufactures, markets and distributes commercial and military power products for the European market. Sales and service support staff for its European network of distributors are located within the building together with other functions, such as engineering and administration. DPL’s rent expense is approximately $13,000 per month, and DPL has the option to cancel the lease after ten years.

We currently anticipate that the current leased space will be sufficient to support our current and foreseen future needs.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NYSE American under the symbol DPW. The following table sets forth our high and low sale prices per share of our common stock as reported by www.nasdaq.com on the NYSE American through April 13, 2018 and for each quarter for the past two fiscal years.

Fiscal Year Ended December 31, 2016
	High	Low
First Quarter	$0.60	$0.39
Second Quarter	$0.62	$0.35
Third Quarter	$1.40	$0.39
Fourth Quarter	$0.85	$0.52

Fiscal Year Ended December 31, 2017
	High	Low
First Quarter	$1.75	$0.50
Second Quarter	$1.05	$0.40
Third Quarter	$0.96	$0.50
Fourth Quarter	$5.95	$0.51
First Quarter of 2018	$3.50	$0.80
Second Quarter of 2018 through April 13, 2018	$1.50	$0.74

On April 13, 2018, the last sales price per share of our common stock was $1.21.
Record Holders

As of April 13, 2018, 43,562,860 shares of our common stock were issued and outstanding and were owned by approximately 84 holders of record. A number of holders of our common stock are “street name” or beneficial holders whose shares of record are held by banks, brokers, and other financial institutions.

Dividend Policy

We have not declared or paid any cash dividends since our inception, and we do not intend to pay any cash dividends in the foreseeable future. The declaration of dividends in the future, if any, will be at the discretion of our Board of Directors and will depend upon our earnings, capital requirements, and financial position.

Equity Compensation Information

The following table summarizes information about our equity compensation plans as of December 31, 2017.

	Number of Shares		Number of Options
	of Common Stock	Weighted-	Remaining Available for
	to be Issued	Average	Future Issuance Under
	upon Exercise	Exercise Price	Equity Compensation Plans
	of Outstanding	of Outstanding	(excluding securities
	Options	Options	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders (1)	3,059,960	$0.69	$2,538,832
Equity compensation plans not approved by stockholders	1,100,000	$1.38	$—
Total	4,159,960		$2,538,832

(1)	Includes warrants to purchase 317,460 of common stock at an exercise price of $0.01 per share of common stock that were issued to Mr. Kohn and approved the Company’s stockholders in December 2017.

Recent Sales of Unregistered Securities

During the Year Ended December 31, 2016

On November 15, 2016, the Company entered into subscription agreements (the “2016 Subscription Agreements”) with nine accredited investors. Pursuant to the terms of the 2016 Subscription Agreements, the Company sold 901,666 units at $0.60 for an aggregate purchase price of approximately $541, which was used for general operating expenses. Each unit consists of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $0.80. These securities were sold in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.

During the Year Ended December 31, 2017

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

On July 24, 2017, we entered into subscription agreements with six investors, and on July 25, 2017 we entered into a securities purchase agreement with an institutional investor, under which we agreed to issue and sell in the aggregate 851,363 shares of common stock to the investors at $0.55 per share for an aggregate purchase price of $468. Of the aggregate purchase price of $468, $445 was paid in cash and $23 was in consideration for the cancellation of debt of the Company. The company granted warrants to purchase 109,090 shares of common stock to two of the investors that entered into the subscription agreements at $0.75 per share. In a concurrent private placement, we sold to the institutional investor warrants to purchase an aggregate of 163,636 shares of the Company’s common stock at an exercise price equal to $0.55 per share.

On July 28, 2017, we entered into an exchange agreement with an institutional investor who was the owner of (i) a 7% Convertible Note in the principal amount of $125 and a warrant dated April 17, 2017 to purchase 83,334 shares of our common stock at $0.90. Under the terms of the exchange agreement, we agreed to exchange the 7% Convertible Note for three new promissory notes in the principal amounts of $110 due August 1, 2017; $35 due August 1, 2017; and $34 due August 8, 2017 (individually, an “Exchange Note” and collectively, the “Exchange Notes”) and to exchange the prior warrant for a new warrant to purchase 83,334 shares of common stock at $0.55 per share.

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

Between August 21, 2017 and September 5, 2017, the Company issued an aggregate of 680,645 shares of its common stock as payment for services to its consultants.  The shares were valued at $424, an average of $0.62 per share.

On September 9, 2017, the Company approved the issuance of 100,000 shares of our common stock to Spartan Capital for capital advisory services.  Spartan Capital is an accredited investor. The shares of common stock have yet to be issued by the Company.

On October 5, 2017, Ault & Company purchased 75,000 shares of our common stock at $0.60 per share and a warrant to purchase up to 75,000 shares of our common stock at $0.60 per share for an aggregate purchase price of $45. These shares and warrants have yet to be issued by the Company.  Ault & Company is controlled by Mr. Milton Ault, our Executive Chairman.

Between October 3, 2017 and December 28, 2017, the Company issued an aggregate of 612,000 shares of its common stock as payment for services to its consultants.  The shares were valued at $791, an average of $1.29 per share.

On October 18, 2017, the Company entered into subscription agreements with five investors, under which we agreed to issue and sell in the aggregate 452,239 shares of common stock to the investors at $0.67 per share for an aggregate purchase price of $303. $210 of the purchase price was paid in cash and $93 was paid through the cancellation of debt incurred by the Company.

On November 2, 2017, in conjunction with the securities purchase agreement to sell the November 5% Convertible Note in the principal amount of $1,111, the Company issued 300,000 shares of restricted common stock to the institutional investor.

On November 7, 2017, the Company entered into subscription agreements with investors under which the Company agreed to issue and sell in the aggregate 725,000 shares of common stock to the investors at $0.60 per share for an aggregate purchase price of $435. $280 of the aggregate purchase price was paid in cash and $155 was paid through the cancellation of debt incurred by the Company.

Between November 27, 2017 and December 28, 2017, the Company issued a total of 1,871,864 shares of its common stock upon the cash and cashless exercise of warrants to purchase an aggregate of 2,113,465 shares of its common stock. These warrants were issued between November 2016 and August 2017 in conjunction with various common stock and debt financings. The Company received cash of $642 as a result of these warrant exercises.

During the period from November 27, 2017 to December 6, 2017, the entire $530 of principal on the Convertible Note was satisfied through the issuance of 963,636 shares of the Company’s common.

On December 4, 2017, in conjunction with the securities purchase agreement to sell the 5% Convertible Note in the principal amount of $550, the Company issued 150,000 shares of restricted common stock to the institutional investor.

Between December 4, 2017 and December 22, 2017, the Company issued a total of 361,458 shares of its common stock upon the cash and cashless exercise of options to purchase an aggregate of 363,500 shares of its common stock. These options were issued pursuant to the Company’s Plans, as described in greater detail under Item 11 below. The Company received cash of $557 as a result of these option exercises.

On December 5, 2017, the Company entered into subscription agreements with investors for the sale of 640,000 shares of common stock at $1.25 per share for the aggregate purchase price of $800,000. The direct offering closed December 13, 2017.

On December 5, 2017, the Company entered into an exchange agreement with several accredited investors for the cancellation of $690 in outstanding principal on the 10% Short-Term Notes. In December 2016, Microphase issued $705 in 10% Short-Term Notes. The 10% Short-Term Notes were due one year from the date of issuance. The amount due pursuant to the 10% Short-Term Notes is equal to the entire original principal amount multiplied by 125% (the “Loan Premium”) plus accrued interest. In exchange for the cancellation of $690 of outstanding principal and $250 of accrued loan premiums and interest owed to the investors by Microphase Corporation, the Company entered into the exchange agreement pursuant to which the Company issued an aggregate of 1,523,852 shares of common stock and warrants to purchase 380,466 shares of common stock with an exercise price of $1.10 per share of common stock.

On December 5, 2017, the Company entered into an exchange agreement with WT Johnson, pursuant to which the Company issued to WT Johnson convertible promissory notes in the principal amount of $2,268. During December 2017, the Company issued 600,000 shares of its common stock upon the conversion of the promissory notes.

On December 13, 2017 and December 14, 2017, the entire $1,111 of principal on the November 5% Convertible Note was satisfied through the issuance of 1,851,667 shares of the Company’s common stock.

On December 28, 2017, principal and accrued interest of $198 and $5, respectively, on the 12% Convertible Note was satisfied through the issuance of 368,760 shares of the Company’s common stock.

During December 2017, the entire principal and accrued interest of $880 and $54, respectively, on the 10% Convertible Notes was satisfied through the issuance of 1,557,417 shares of the Company’s common stock.

These securities were sold in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.

Issuer Repurchases of Equity Securities

Not applicable.

ITEM 6.	SELECTED FINANCIAL DATA.

As a Smaller Reporting Company, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Such forward-looking statements include statements regarding, among others, (a) our expectations about possible business combinations, (b) our growth strategies, (c) our future financing plans, and (d) our anticipated needs for working capital. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “approximate,” “estimate,” “believe,” “intend,” “plan,” “budget,” “could,” “forecast,” “might,” “predict,” “shall” or “project,” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found in this Annual Report on Form 10-K.

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” in this 10-K, changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions and the following:

•	Adverse economic conditions;
•	Our ability to effectively execute our business plan;
•	Inability to raise sufficient additional capital to operate our business;
•	Our ability to manage our expansion, growth and operating expenses;
•	Our ability to evaluate and measure our business, prospects and performance metrics;
•	Our ability to compete and succeed in highly competitive and evolving industries;

•	Our ability to respond and adapt to changes in technology and customer behavior;
•	Our ability to protect our intellectual property and to develop, maintain and enhance a strong brand; and
•	Other specific risks referred to in the section entitled “Risk Factors”.

We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update any forward-looking statements or other information contained herein unless required by law.

Information regarding market and industry statistics contained in this Annual Report is included based on information available to us that we believe is accurate. It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. Except as required by U.S. federal securities laws, we have no obligation to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. See the section entitled “Risk Factors” for a more detailed discussion of risks and uncertainties that may have an impact on our future results.

The amounts reported within our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are in U.S. dollars in thousands, except shares and per share data.

Recent Developments

On September 18, 2017, the Board of Directors of Digital Power Corporation voted unanimously to recommend a number of proposals to be voted upon at its annual meeting (the “Meeting”), including a proposal to approve a change in domicile from California to Delaware (the “Reincorporation”). On December 27, 2017, Digital Power Corporation approved the Agreement and Plan of Merger (the “Merger Agreement”) providing for the merger (the “Merger”) of Digital Power Corporation with and into its wholly owned subsidiary DPW Holdings, Inc. (the “Company” or “DPW”). Digital Power Corporation filed the Proxy Statement on Schedule 14A related to the Meeting on November 17, 2017, in which each proposal was described in detail. Each proposal, including the one approving the Reincorporation, was approved at the Meeting, which was held on December 28, 2017.

The Reincorporation was consummated on December 29, 2017 pursuant to the Merger Agreement, whereby Digital Power Corporation merged with and into the Company with the Company as the surviving corporation operating as DPW Holdings, Inc.  In connection with the Reincorporation the Company and Digital Power Corporation filed: (i) a certificate of merger (the “Certificate of Merger”) with the Secretary of State of the State of Delaware, and (ii) the Certificate of Merger with the Secretary of State of the State of California.  Following the Merger, the Company’s corporate existence is governed by the laws of the State of Delaware and the Certificate of Incorporation and Bylaws of DPW Holdings, Inc. (the “Delaware Certificate” and the “Delaware Bylaws,” respectively).

Upon consummation of the transactions contemplated by the Merger Agreement and resulting Reincorporation, the daily business operations of the Company continued as they were conducted by Digital Power Corporation immediately prior to the Reincorporation and the officers and directors of Digital Power Corporation became the officers and directors of the Company, except that Milton C. Ault III become the Company’s Chief Executive Officer and Amos Kohn remained as its President.

On January 25, 2018, we issued two 5% promissory notes, each in the principal face amount of $2,500 for an aggregate debt of $5,000 to two institutional investors. The proceeds from the two promissory notes were used to purchase 1,000 Antminer S9s manufactured by Bitmain Technologies, Inc. in connection with our mining operations. We received delivery of the Miners on February 1, 2018. On March 27, 2018, we paid the principal and accrued interest on each of the 5% promissory notes.

On February 27, 2018, we entered into a sales agreement with H.C. Wainwright & Co., LLC (“HCW”) to sell shares of our common stock, having an aggregate offering price of up to $50 million from time to time, through an “at the market offering” program (the “ATM Offering”) under which HCW will act as sales agent. As of April 13, 2018, we had received net proceeds of $7,121 through the sale of 6,648,538 shares of our common stock through the ATM Offering. The offer and sale of the shares through the ATM Offering are made pursuant to our effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-222132) filed with the SEC on December 18, 2017, amended on January 8, 2018, and declared effective by the SEC on January 11, 2018, and a prospectus supplement related to the ATM Offering, dated February 27, 2018.

GENERAL

We are a growth company seeking to increase our revenues through acquisitions.  Our strategy reflects our management and Board’s current philosophy which we began implementing upon the change in control that was completed in September 2016. Our acquisition and development target strategy include companies that have developed a “new way of doing business” in mature, well-developed industries experiencing changes due to new technology; companies that may become profitable or more profitable through efficiency and reduction of costs; companies that are related to our core business in the commercial and defense industries; and companies that will enhance our overall revenues.  It is our goal to substantially increase our gross revenues in the near future.

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

We have operations located in Europe through our wholly-owned subsidiary, Digital Power Limited (“DP Limited”), Salisbury, England, which operates under the brand name of “Gresham Power Electronics” (“Gresham”).  DP Limited designs, manufactures and sells power products and system solutions mainly for the European marketplace, including power conversion, power distribution equipment, DC/AC (Direct Current/Active Current) inverters and UPS (Uninterrupted Power Supply) products. Our European defense business is specialized in the field of naval power distribution products.

On November 30, 2016, DPW Holdings formed Digital Power Lending, LLC (“DP Lending”), a wholly-owned subsidiary. DP Lending is engaged in providing commercial loans to companies throughout the United States to provide them with operating capital to finance the growth of their businesses. The loans will primarily be short-term, ranging from six to twelve months, but may be of longer duration.

On June 2, 2017, DPW Holdings purchased 56.4% of the outstanding equity interests of Microphase Corporation (“Microphase”). Microphase is a design-to-manufacture original equipment manufacturer (“OEM”) industry leader delivering world-class radio frequency (“RF”) and microwave filters, diplexers, multiplexers, detectors, switch filters, integrated assemblies and detector logarithmic video amplifiers (“DLVA”) to the military, aerospace and telecommunications industries. Microphase is headquartered in Shelton, Connecticut.

On April 25, 2017, DPW Holdings formed Coolisys Technologies, Inc. (“Coolisys”), a wholly-owned subsidiary. The Company intends to operate its existing businesses in the customized and flexible power system solutions for the medical, military, telecom and industrial markets, other than the European markets which are primarily served by DP Limited, in Coolisys.

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

Foreign Currency Fluctuations

Our wholly-owned subsidiary, DPL, operates using the United Kingdom pound sterling. Therefore, we are subject to monetary fluctuations between the U.S. dollar and the United Kingdom pound sterling. The financial statements of the subsidiary which are included in our consolidated financial statements have been translated into U.S. dollars. For the year ended December 31, 2017 and 2016, we recorded a foreign currency translation gain (loss) of $152 and ($362), respectively, as reported in our consolidated statements of comprehensive income (loss).

Results of Operations

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

The following table summarizes the results of our operations for the years ended December 31, 2017 and 2016.

	2017	2016
Revenue	$10,001	$7,596
Revenue, related party	174	—
Cost of revenue	6,325	4,890
Gross profit	3,850	2,706
Total operating expenses	9,833	3,925
Loss from operations	(5,983)	(1,219)
Interest (expense) income, net	(4,990)	77
Loss before income taxes	(10,973)	(1,142)
Income tax benefit	78	20
Net loss	$(10,895)	$(1,122)
Less: Net loss attributable to non-controlling interest	279	—
Net loss attributable to Digital Power Corp	(10,616)	(1,122)
Preferred deemed dividends	(584)	—
Preferred dividends	(54)	—
Loss available to common shareholders	$(11,254)	$(1,122)
Basic and diluted net loss per common share	$(0.88)	$(0.16)
Basic and diluted weighted average common shares outstanding	12,789,130	6,916,568
Comprehensive Loss
Loss available to common shareholders	$(11,254)	$(1,122)
Other comprehensive income (loss)
Change in net foreign currency translation adjustments	152	(362)
Net unrealized loss on securities available-for-sale, net of income taxes	5,171	—
Other comprehensive income (loss)	5,323	(362)
Total Comprehensive loss	$(5,931)	$(1,484)

Revenues

Our revenues increased by $2,405 or 31.7% to $10,001 for the year ended December 31, 2017, from $7,596 for the year ended December 31, 2016. The increase in revenue was primarily due to our acquisition of 56.4% of the outstanding equity interests of Microphase on June 2, 2017, combined with our acquisition of all of the outstanding equity interests of Power-Plus on September 1, 2017. Revenues generated by Microphase and Power-Plus during the year ended December 31, 2017, were $2,796 and $798, respectively. Excluding revenues that were generated by our recent acquisitions of Microphase and Power-Plus, the Company generated revenues of $6,407, which represented a decrease of $1,189. As discussed below, the decrease of $1,189 from the year ended December 31, 2016, was primarily due to a decrease in revenues from our European operations.

Revenues from our U.S. operations increased by $3,338, or 73.3%, to $7,890 for the year ended December 31, 2017, from $4,552 for the year ended December 31, 2016. As previously noted, our consolidated revenues include $3,594 in revenues generated from our recent acquisitions of Microphase and Power-Plus. If we had not closed on these acquisitions, then revenues from our U.S. operations would have been $4,296, a decrease of 5.6%. The decrease in revenues from our U.S. operations is attributed to a slight decrease in sales of our legacy products.

Revenues from DP Limited decreased by $933 to $2,111 for the year ended December 31, 2017, from $3,044 for the year ended December 31, 2016, a decrease of 30.7%. The decrease was primarily attributable to a decrease of military and commercial products sales and the impact of a weakening of the British Pound and Euro against the USD. The decline in commercial product sales was mainly attributed to standard commodity products. The decline in military product sales was attributed to technical changes in the design of one of our development contracts.

Revenues, related party

During the year ended December 31, 2017, we recognized $174 in revenues resulting from our relationship with MTIX Limited, a company formed under the laws of England and Wales (“MTIX”).  MTIX was acquired by Avalanche on August 22, 2017 and is therefore deemed to be a related party.  In March 2017, the Company was awarded a 3-year, $50 million purchase order by MTIX to manufacture, install and service the Multiplex Laser Surface Enhancement (“MLSE”) plasma-laser system. Management believes that the MLSE purchase order will be a source of revenue and generate significant cash flows for the Company. However, at December 31, 2017, the $174 in revenues had not yet been received and was reflected on the financial statements as accounts receivable, related party.

Gross Margins

Gross margins increased to 37.8% for the year ended December 31, 2017 compared to 35.6% for the year ended December 31, 2016. The increase in gross margins was mainly attributable to the $174 increase in revenue from MTIX, a related party. If we had not recognized $174 in revenue from MTIX, then our gross margins for the year ended December 31, 2017 would have been 36.8%. The increase in gross margins from 35.6% to 36.8% is mainly attributable to the increase in sales of our commercial products sold in our U.S. operations, which have greater gross margins, combined with the decrease in sales from our European operations.

Engineering and Product Development

Engineering and product development expenses increased by $411 to $1,120 for the year ended December 31, 2017 from $709 for the year ended December 31, 2016. The increase is partly attributed to our acquisition of Microphase, which reported $294 in engineering and product development expenses. The remaining increase is primarily attributed to a $72 increase in personnel costs directly attributed to engineering and product development at the Company’s U.S. based operations and a $52 increase in safety license fees paid to third parties for products developed during the current year. During the fourth quarter of 2016, as part of our growth plan, we hired a new Head of Engineering and Technology, a highly-compensated position.

Selling and Marketing

Selling and marketing expenses were $1,721 for the year ended December 31, 2017 compared to $916 for the year ended December 31, 2016, an increase of $805. Our acquisition of Microphase and Power-Plus accounted for $97 and $300, respectively, of the increase in selling and marketing expenses. The remaining increase of $408 is attributed to an increase in personnel costs directly attributed to sales and marketing personnel at our U.S. based operations. Beginning in December 2016 and throughout the quarter ended March 31, 2017, we augmented our sales and marketing team with the addition of a Vice President of Business Development and two regional sales managers. During the year ended December 31, 2016, the services of our President were reported within selling and marketing expenses due to the significant amount of time in which he devoted to the sales process. The increase in the headcount of our sales and marketing team allowed our President to spend the majority of his time on general corporate matters related to our restructuring and expansion. As such, during the year ended December 31, 2017, the salary of our President, which is $300 per year, was reported within general and administrative expenses. The increase in selling and marketing expenses is attributed to the increase in salaries and benefits and travel related costs for the three new sales and marketing positions and partially offset by the allocation of our President’s salary to general and administrative expense.

General and Administrative

General and administrative expenses were $6,992 for the year ended December 31, 2017 compared to $2,300 for the year ended December 31, 2016, an increase of $4,692. Our acquisition of Microphase accounted for $964 of the increase in general and administrative expenses. The adjusted increase of $3,728 from the comparative prior period was mainly due to higher stock-based compensation expenses, an increase in legal and audit costs, an increase in investor relationship costs and hiring of additional consultants to build an infrastructure in anticipation of our future growth and the allocation of our Chief Executive Officer’s salary to general and administrative expense. The remaining increase in general and administrative expenses is due to various costs, none of which are significant individually.

•
In aggregate, we incurred $1,831 of stock-based compensation during the year ended December 31, 2017. Of this amount, $1,598 was from issuances of equity-based awards pursuant to our Plans and $233 was from stock, options and warrants which were issued outside the Plans. It has been our policy to allocate the majority of stock-based compensation to general and administrative expense. During the year ended December 31, 2017 and 2016, and inclusive of equity-based awards issued outside the Plans, we recorded $1,682 and $516, respectively, of stock-based compensation in general and administrative expense.

•
We experienced an aggregate increase of $1,088 in audit and legal fees due to an overall increase in the operations conducted and the level of complexity and significant number of the transactions entered into during the year ended December 31, 2017.

•
Beginning during the quarter ended December 31, 2016, we spent significant effort on expanding our investor base and on hiring additional consultants to assist building an infrastructure to support our anticipated growth. As a result, we experienced an increase of $882 in costs attributed to investor relations and other consulting fees.

•
Finally, during the year ended December 31, 2016, our Chief Executive Officer’s salary was reflected in selling and marketing expenses. As discussed above, during the year ended December 31, 2017, we recorded the salary and benefits of our Chief Executive Officer to general and administrative expense.

Interest (expense) income, net

Interest expense, net was $4,990 for the year ended December 31, 2017 compared to income of $77 for the year ended December 31, 2016. The increase in interest expense for the year ended December 31, 2017 is primarily related to the amortization of debt discount, in the aggregate amount of $4,688, resulting from the issuance of warrants in conjunction with the sale of debt and equity instruments of $10,589. During the year ended December 31, 2017, as a result of these issuances, non-cash interest expense of $4,688 was recorded from the amortization of debt discount and debt financing costs. The remaining increase in interest expense, net, was due to an increase in the amount of the Company’s total borrowings. Interest expense was partially offset by interest income and the accretion of original issue discount pursuant to the Loan and Security Agreement entered into on September 6, 2017, between the Company and AVLP (“AVLP Loan Agreement”) of $704.

Current and Deferred Income Taxes

The Company has made the decision to fully reserve its net deferred tax assets until such time as profitable operations are achieved. As a result of this decision, we recorded an income tax benefit during the years ended December 31, 2017 and 2016, of $78 and $20, respectively. During the year ended December 31, 2017, the income tax benefit was the result of the recognition of net deferred tax liabilities from our acquisition of Microphase.

The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss carryovers are deductible. We considered the scheduled reversal of deferred tax liabilities, taxes paid in carryover years, projected future taxable income, available tax planning strategies, and other factors in making this assessment. Based on available evidence, we believe it is less likely than not that all of the deferred tax assets will be realized. Accordingly, we have established a 100% valuation allowance of $4,009.

Operating Loss

         The Company recorded an operating loss of $5,983 for the year ended December 31, 2017 compared to an operating loss of $1,219 for the year ended December 31, 2016. The increase in operating loss is mostly attributable from the increase of general and administrative expenses.

Net Loss

For the foregoing reasons, our net loss for the year ended December 31, 2017, was $10,895 compared to a net loss of $1,122 for the year ended December 31, 2016. After taking into consideration the loss attributable to the non-controlling interest of the minority shareholders of Microphase of $279 and preferred dividends of $638, net loss available to common shareholders during the years ended December 31, 2017 and 2016, was $11,254 and $1,122, respectively.

As reflected in our consolidated statement of cash flows for the years ended December 31, 2017 and 2016, our reported net loss is comprised of non-cash charges of $6,333 and 736, respectively. A summary of these non-cash charges is as follows:

	For the Year Ended
	December 31,
	2017	2016
Interest expense – debt discount	$4,688	$34
Stock-based compensation	1,831	543
Depreciation and amortization	255	161
Interest income on conversion of promissory notes to common stock	13	—
Accretion of original issue discount on notes receivable – related party	(454)	(2)
Non-cash items included in net loss	$6,333	$736

Other comprehensive income (loss)

Other comprehensive income (loss) was $5,323 and ($362), respectively, for the years ended December 31, 2017 and 2016. Other comprehensive income for the year ended December 31, 2017, which increased our equity, reflects the impact of the weakening of the British Pound on the equity of DP Limited combined with unrealized gains in our investments in marketable securities, primarily in the warrants that we received as a result of our investment in Avalanche International, Corp, a related party. During the year ended December 31, 2016, the effect of the foreign currency adjustment from the strengthening of the British Pound was the only component of our other comprehensive loss of $362

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2017, we had cash and cash equivalents of $1,478. This compares with cash and cash equivalents of $996 at December 31, 2016. The increase in cash and cash equivalents was primarily due to cash used in operating and investing activities in an amount that was slightly less than funds provided by financing activities.

Net cash used in operating activities totaled $4,117 for the year ended December 31, 2017, compared to net cash used by operating activities of $358 for the year ended December 31, 2016. During the year ended December 31, 2017, the increase in net cash used in operating activities compared to the year ended December 31, 2016 was mainly due to the December 31, 2017 year loss of $10,895. The net loss was partially offset by a number of non-cash charges, the amortization of debt discount of $4,688 and stock-based compensation of $1,831, an increase in accounts receivable, related party of $174 and accounts payable and accrued expenses of $1,517 and decreases in our accounts receivable of $285.

Net cash used in investing activities was $8,674 for the year ended December 31, 2017 compared to $1,029 of net cash used in investing activities for the year ended December 31, 2016. The increase of the net usage of cash from investing activities was attributed to the investment in AVLP, investments in marketable securities, debt and equity investments to third parties and the purchase of Power-Plus.

Net cash provided by financing activities was $13,224 and $1,279 for the year ended December 31, 2017 and 2016, respectively. The financing activities related to the sale of 1,309,545 shares of common stock and warrants for net proceeds of $1,962, the sale of Series B and Series C Preferred Stock of $1,540, gross proceeds from the Company’s debt financings of $4,125, gross proceeds from advances of future receipts of $2,889 and payments on debt facilities of $1,873.

Historically, the Company has financed its operations principally through issuances of convertible debt, promissory notes and equity securities. During 2017, as reflected below, the Company continued to successfully obtain additional equity and debt financing and in restructuring existing debt. The following financings transactions were consummated during 2017:

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

•
On March 28, 2017, the Company issued $270 in demand promissory notes to several investors. The Company received gross proceeds of $220 on March 31, 2017 and the remaining balance of $50 was received on April 3, 2017. On April 5, 2017, the Company canceled these promissory notes by issuing to the holders 360,000 shares of common stock at $0.75 per share and warrants to purchase 180,002 shares of common stock at $0.90 per share.

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

•
On August 3, 2017, the Company entered into a Securities Purchase Agreement to sell a 12% Convertible (“12% Convertible Note”) and a warrant to purchase 666,666 shares of common stock to an accredited investor (the “Investor”). The principal of the Convertible Note may be converted into shares of common stock at $0.55 per share and under the terms of the Warrant, up to 666,666 shares of common stock may be purchased at an exercise price of $0.70 per share. The Convertible Note is in the principal amount of $400 and was sold for $360, bears interest at 12% simple interest on the principal amount, and is due on August 13, 2018. Interest only payments are due on a quarterly basis and the principal is due on August 3, 2018. The principal may be converted into shares of the Company’s common stock at $0.55 per share. During January 2018, the outstanding balance on this 12% Convertible Note was converted into 666,666 shares of our common stock.

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

•
On October 18, 2017, the Company entered into subscription agreements with five investors, under which we agreed to issue and sell in the aggregate 452,239 shares of common stock to the investors at $0.67 per share for an aggregate purchase price of $303. $210 of the purchase price was paid in cash and $93 was paid through the cancellation of debt incurred by the Company.

•
On November 2, 2017, in conjunction with the securities purchase agreement to sell the November 5% Convertible Note in the principal amount of $1,111, the Company issued 300,000 shares of restricted common stock to the institutional investor.

•
On November 7, 2017, the Company entered into subscription agreements with investors under which the Company agreed to issue and sell in the aggregate 725,000 shares of common stock to the investors at $0.60 per share for an aggregate purchase price of $435. $280 of the aggregate purchase price was paid in cash and $155 was paid through the cancellation of debt incurred by the Company.

•
Between November 27, 2017 and December 28, 2017, the Company issued a total of 1,871,864 shares of its common stock upon the cash and cashless exercise of warrants to purchase an aggregate of 2,113,465 shares of its common stock. These warrants were issued between November 2016 and August 2017 in conjunction with various common stock and debt financings. The Company received cash of $642 as a result of these warrant exercises.

•	During the period from November 27, 2017 to December 6, 2017, the entire $530 of principal on the Convertible Note was satisfied through the issuance of 963,636 shares of the Company’s common stock.

•
On December 4, 2017, in conjunction with the securities purchase agreement to sell the 5% Convertible Note in the principal amount of $550, the Company issued 150,000 shares of restricted common stock to the institutional investor.

•
Between December 4, 2017 and December 22, 2017, the Company issued a total of 361,458 shares of its common stock upon the cash and cashless exercise of options to purchase an aggregate of 363,500 shares of its common stock. These options were issued pursuant to the Company’s Plans. The Company received cash of $557 as a result of these option exercises.

•
On December 5, 2017, the Company entered into subscription agreements with investors for the sale of 640,000 shares of common stock at $1.25 per share for the aggregate purchase price of $800,000. The direct offering closed December 13, 2017.

•
On December 5, 2017, the Company entered into an exchange agreement with several accredited investors for the cancellation of $690 in outstanding principal on the 10% Short-Term Notes. In December 2016, Microphase issued $705 in 10% Short-Term Notes. The 10% Short-Term Notes were due one year from the date of issuance. The amount due pursuant to the 10% Short-Term Notes is equal to the entire original principal amount multiplied by 125% (the “Loan Premium”) plus accrued interest. In exchange for the cancellation of $690 of outstanding principal and $250 of accrued loan premiums and interest owed to the investors by Microphase Corporation, the Company entered into the exchange agreement pursuant to which the Company issued an aggregate of 1,523,852 shares of common stock and warrants to purchase 380,466 shares of common stock with an exercise price of $1.10 per share of common stock.

•
On December 5, 2017, the Company entered into an exchange agreement with WT Johnson, pursuant to which the Company issued to WT Johnson convertible promissory notes in the principal amount of $2,668. During December 2017, the Company issued 600,000 shares of its common stock upon the conversion of the promissory notes.

•	On December 13, 2017 and December 14, 2017, the entire $1,111 of principal on the November 5% Convertible Note was satisfied through the issuance of 1,851,667 shares of the Company’s common stock.

•	On December 28, 2017, principal and accrued interest of $198 and $5, respectively, on the 12% Convertible Note was satisfied through the issuance of 368,760 shares of the Company’s common stock.

•
During December 2017, the entire principal and accrued interest of $880 and $54, respectively, on the 10% Convertible Notes was satisfied through the issuance of 1,557,417 shares of the Company’s common stock.

•
On January 25, 2018, we issued two 5% promissory notes, each in the principal face amount of $2,500,000 for an aggregate debt of $5,000,000 to two institutional investors. The proceeds from the two promissory notes was used to purchase 1,000 Antminer S9s manufactured by Bitmain Technologies, Inc. in connection with our mining operations. We received delivery of the Miners on February 1, 2018. On March 27, 2018, we paid the principal and accrued interest on each of the 5% promissory notes.

•
On February 27, 2018, we entered into a sales agreement with H.C. Wainwright & Co., LLC (“HCW”) to sell shares of our common stock, having an aggregate offering price of up to $50 million from time to time, through an “at the market offering” program (the “ATM Offering”) under which HCW acts as sales agent. As of April 13, 2018, we had received net proceeds of $7,121 through the sale of 6,648,538 shares of our common stock through the ATM Offering. The offer and sale of the shares through the ATM Offering will be made pursuant to our effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-222132) filed with the SEC on December 18, 2017, amended on January 8, 2018, and declared effective by the SEC on January 11, 2018, and a prospectus supplement related to the ATM Offering, dated February 27, 2018.

We expect to continue to incur losses for the foreseeable future and will be required to raise additional capital to continue to support our working capital requirements. We believe that the MLSE purchase order contract of $50 million will contribute to generate meaningful revenue and corresponding cash in 2018. In addition, we have been successful over the last 12 months in raising capital to support our working capital requirements. We anticipate that we will continue to raise capital through public and private equity offerings, debt financings, or other means. If we are unable to secure additional capital, we may be required to curtail our current operations and take additional measures to reduce costs expenses, including reducing our workforce, eliminating outside consultants, ceasing or reducing our due diligence of potential future acquisitions, including the associated legal fees, in order to conserve cash in order to sustain operations and meet our obligations.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s receivables are recorded when billed and represent claims against third parties that will be settled in cash. The carrying amount of the Company’s receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. The Company individually reviews all accounts receivable balances and based upon an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The Company estimates the allowance for doubtful accounts based on historical collection trends, age of outstanding receivables and existing economic conditions. If events or changes in circumstances indicate that a specific receivable balance may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. A customer’s receivable balance is considered past-due based on its contractual terms. Past-due receivable balances are written-off when the Company’s internal collection efforts have been unsuccessful in collecting the amount due. Based on an assessment as of December 31, 2017 and 2016, of the collectability of invoices, accounts receivable are presented net of an allowance for doubtful accounts of $5 and $32, respectively.

Marketable Securities

The Company classifies its investments in equity securities, in accordance with ASC No. 320, Investment in Debt and Equity Securities (“ASC No. 320”) and ASC No. 325, Investment – Other (“ASC No. 325”). Marketable securities are designated either as trading or available-for-sale securities and are accounted for at fair value. Marketable securities are classified as short-term or long-term based on the nature of the securities and their availability to meet current operating requirements. Marketable securities that are readily available for use in current operations and are classified as short-term available-for-sale securities are reported as a component of current assets in the accompanying consolidated balance sheets. Marketable securities that are not trading securities and are not considered available for use in current operations are classified as long-term available-for-sale securities and are reported as a component of long-term assets in the accompanying consolidated balance sheets.

Securities that are classified as trading are carried at fair value, with changes to fair value reported as a component of income. Securities that are classified as available-for-sale are carried at fair value, with temporary unrealized gains and losses reported as a component of stockholders' equity until their disposition. The cost of securities sold is based on the specific identification method.

All of the Company’s marketable securities are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary.  When evaluating the Company’s debt and equity investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not that it will be required to sell, the investment before recovery of the investment’s amortized cost basis. Equity securities that do not have readily determinable fair values (i.e., non-marketable equity securities) and are not required to be accounted for under the equity method are typically carried at cost (i.e., cost method investments), as described in ASC No. 325-20. For the year ended December 31, 2017, no other-than-temporary impairment charges were recorded.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC No. 718, Compensation – Stock Compensation (“ASC No. 718”). Under ASC No. 718, compensation expense related to stock-based payments is recorded over the requisite service period based on the grant date fair value of the awards.  Compensation previously recorded for unvested stock options that are forfeited is reversed upon forfeiture.  The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards.  The Black-Scholes model requires the use of assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock.

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

As of December 31, 2017 and 2016, the fair value of the Company’s investments were $9,300 and $84, respectively, and were concentrated in equity securities of AVLP, a related party (See Note 9), which are classified as available-for-sale investments. At December 31, 2017, the Company's investment in AVLP included marketable equity securities of $826 and warrants to purchase 8,248,440 shares of AVLP common stock at an exercise price of $0.50 per share of common stock. At December 31, 2016, the Company's investment in AVLP included marketable equity securities of $84. For investments in marketable equity securities, the Company took into consideration general market conditions, the duration and extent to which the fair value is above cost, and the Company’s ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. As a result of this analysis, the Company has determined that its investment in AVLP marketable equity securities are accounted for pursuant to the fair value method based upon the closing market price of common stock at December 31, 2017, which resulted in an unrealized gain of $550.

At December 31, 2017, the Company held shares of common stock in five companies that it purchased at the market for a total cost of $1,439. In accordance with ASC No. 320-10, these investments are accounted for pursuant to the fair value method based upon the closing market prices of common stock for these five companies at December 31, 2017 resulting in an unrealized gain of $133.

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurement at December 31, 2017
	Total	Level 1	Level 2	Level 3
Investments in common stock and warrants of AVLP – a related party	$7,728	$826	$—	$6,902

Investments in marketable securities	$1,835	$1,835	$—	$—

Total Investments	$9,563	$2,661	$—	$6,902

	Fair Value Measurement at December 31, 2016
	Total	Level 1	Level 2	Level 3
Investments in common stock and warrants of AVLP – a related party	$84	$84	$—	$—

We assess the inputs used to measure fair value using a three-tier hierarchy based on the extent to which inputs used in measuring fair value are observable in the market:

•	Level 1 – inputs include quoted prices for identical instruments and are the most observable.
•	Level 2 – inputs include quoted prices for similar assets and observable inputs such as interest rates, currency exchange rates and yield curves.
•	Level 3 – inputs are not observable in the market and include management’s judgments about the assumptions market participants would use in pricing the asset or liability.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because we are a smaller reporting company, this section is not applicable

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item 8 are included in this Annual Report following Item 15 hereof. As a smaller reporting company, we are not required to provide supplementary financial information.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2017, we have carried out an evaluation, under the supervision of, and with the participation of, our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our principal executive officer and principal financial officer, with the assistance of other members of the Company's management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report and has determined that our disclosure controls and procedures were not effective due to certain material weaknesses as described herein.

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

1.
We do not have sufficient resources in our accounting function, which restricts our ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties during our assessment of our disclosure controls and procedures and concluded that the control deficiency that resulted represented a material weakness

2.
We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated 2013 Framework. The 2013 Framework is expected to help organizations design and implement internal control in light of many changes in business and operating environments since the issuance of the original framework, broaden the application of internal control in addressing operation and reporting objectives, and clarify the requirements for determining what constitutes effective internal controls. Our management has concluded that, as of December 31, 2017, our internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter 2017 there were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None

PART III

Item 10.           Directors, Executive Officers and Corporate Governance.

The following table sets forth the positions and offices presently held by each of our current directors and executive officers and their ages:

			Served as a
		Position and Offices	Director and
Name	Age	Held with the Company	Officer Since
Milton C. Ault, III(1)	48	Chief Executive Officer, Chairman of the Board and Director	2017
William B. Horne (2)	49	Chief Financial Officer and Director	2016
Amos Kohn	58	President and Director	2003
Robert O. Smith (3) (5)	74	Director	2016
Moti Rosenberg (5)	69	Director	2015
Jeffrey A. Bentz (4) (5)	58	Director	2018

(1)	Effective March 16, 2017, Mr. Ault was appointed to the Board.
(2)
On October 13, 2016, William B. Horne was appointed to the Board. Pursuant to a securities purchase agreement dated September 5, 2016 by and among the Company, Philou Ventures, and Telkoor. Philou Ventures has the right to appoint four members to the Board of Directors.

(3)	On September 22, 2016, Mr. Robert O. Smith was appointed to the board.
(4)	On January 24, 2018, Mr. Jeffrey A. Bentz was appointed to the board.
(5)	Independent Director and Member of the Audit, Compensation and Nominating and Governance Committees.

Each of the directors named above will serve until the next annual meeting of our shareholders or until his respective successor is elected and qualified. Subject to the terms of applicable employment agreements, our executive officers serve at the discretion of our Board.

Mr. Milton C. Ault, III

On March 16, 2017, Mr. Ault was appointed Executive Chairman of the Board and on December 28, 2017, Mr. Ault was appointed Chief Executive Officer. Mr. Ault is a seasoned business professional and entrepreneur that has spent more than twenty-seven years identifying value in various financial markets including equities, fixed income, commodities, and real estate. Mr. Ault founded on February 25, 2016 Alzamend Neuro, Inc., a biotechnology firm dedicated to finding the treatment, prevention and cure for Alzheimer’s Disease and has served as its Chairman since. Mr. Ault has served as Chairman of Ault & Company, a holding company since December 2015, and as Chairman of Avalanche International Corp since September 2014, a company whose shares are registered under the Exchange Act. Since January, 2011, Mr. Ault has been the Vice President of Business Development for MCKEA Holdings, LLC, a family office. Through this position, Mr. Ault has consulted for a few publicly traded and privately held companies, providing each of them the benefit of his diversified experience, that range from development stage to seasoned businesses. He was the President, Chief Executive Officer, Director and Chairman of the Board of Zealous, Inc. from August 2007 until June 4, 2010 and again from February 2011 through May 1, 2011. Mr. Ault was a registered representative at Strome Securities, LP, from July 1998 until December 2005, where he was involved in portfolio management and worked on several activism campaigns including Taco Cabana, Jack In The Box (formerly Foodmaker), and 21st Century Holdings Co. Mr. Ault became majority shareholder of Franklin Capital Corp and was elected to its board of directors in July 2004 and became its Chairman and Chief Executive Officer in October 2004 serving until January 2006, and again from July 2006 to January 2007. In April 2005, the company changed its name to Patient Safety Technologies, Inc. (OTCBB:PSTX, OTCQB:PSTX) (“PST”) and purchased SurgiCount Medical, Inc. Stryker Corporation (NYSE:SYK) acquired PST at the beginning of 2014 in a deal valued at approximately one hundred twenty million dollars ($120,000,000). PST’s wholly owned operating subsidiary, SurgiCount Medical, Inc., is the company that developed the SafetySponge® System; a bar coding technology for inventory control that aims to detect and prevent the incidence of foreign objects left in the body after surgery. We believe that Mr. Ault’s business background demonstrates he has the qualifications to serve as one of our directors and as Chairman.

Amos Kohn

Mr. Kohn has served as a member of our board of directors since 2003, as our President since 2008. Mr. Kohn also served at our Chief Executive Officer from 2008 to December 2017. From March 2011 until August 2013 and again from July 2017 until January 2018, Mr. Kohn also served as interim Chief Financial Officer. Mr. Kohn has more than 20 years of successful global executive management experience, including multiple C-level roles across private and established publicly-traded companies. Mr. Kohn has successfully managed cross-functional teams, driven corporations to high profitability, built customer loyalty and led businesses through expansion and sustained growth. His areas of expertise include operations, technology innovation, manufacturing, strategic analysis and planning and M&A. Mr. Kohn was Vice President of Business Development at Scopus Video Networks, Inc., a Princeton, New Jersey company that develops and markets digital video networking products (2006-2007); Vice President of Solutions Engineering at ICTV Inc., a leading provider of network-based streaming media technology solutions for digital video and web-driven programming, located in Los Gatos, California (2003-2006); Chief Architect at Liberate Technologies, a leading company in the development of a full range of digital media processing for telecom and cable TV industries, located in San Carlos, California (2000-2003); and Executive Vice President of Engineering and Technology at Golden Channel & Co., the largest cable television multiple-systems operator (MSO) in Israel, where he had executive responsibility for developing and implementing the entire nationwide cable TV system (1989-2000). Mr. Kohn holds a degree in electrical and electronics engineering and is named as an inventor on several United States and international patents. We believe that Mr. Kohn’s extensive executive-level management experience in diversified industries, including, but not limited to, power electronics, telecommunications, cable television, broadcast and wireless, as well as his service as a director on our board since 2003, give him the qualifications and skills to serve as one of our directors.

William B. Horne

Mr. Horne has served as a member of our board of directors since October 2016. On January 25, 2018, Mr. Horne was appointed as our Chief Financial Officer. Prior to his appointment as our Chief Financial Officer, Mr. Horne served as one our independent directors.  He has served as the Chief Financial Officer of Targeted Medical Pharma, Inc. (OTCBB: TRGM) since August 2013. Mr. Horne is a director of and Chief Financial Officer to Avalanche International, Corp., a company whose shares of common stock are registered under the Exchange Act. Mr. Horne previously held the position of Chief Financial Officer in various companies in the healthcare and high-tech field, including OptimisCorp, from January 2008 to May 2013, a privately held, diversified healthcare technology company located in Los Angeles, California. Mr. Horne served as the Chief Financial Officer of Patient Safety Technologies, Inc. (OTCBB: PSTX), a medical device company located in Irvine, California, from June 2005 to October 2008 and as the interim Chief Executive Officer from January 2007 to April 2008. In his dual role at Patient Safety Technologies, Mr. Horne was directly responsible for structuring the divestiture of non-core assets, capital financings and debt restructuring. Mr. Horne held the position of Managing Member & Chief Financial Officer of Alaska Wireless Communications, LLC, a privately held, advanced cellular communications company, from its inception in May 2002 until November 2007. Mr. Horne was responsible for negotiating the sale of Alaska Wireless to General Communication Inc. (NASDAQ: GNCMA). From November 1996 to December 2001, Mr. Horne held the position of Chief Financial Officer of The Phoenix Partners, a venture capital limited partnership located in Seattle, Washington. Mr. Horne has also held supervisory positions at Price Waterhouse, LLP and has a Bachelor of Arts Magna Cum Laude in Accounting from Seattle University. We believe that Mr. Horne's extensive financial and accounting experience in diversified industries and with companies involving complex transactions give him the qualifications and skills to serve as one of our directors.

Robert O. Smith

Mr. Smith serves as one of our independent directors. Previously, he served as a member of our Board of Directors from November 2010 until May 2015, and served as a member of our Advisory Board from 2002 until 2015. He is currently a C-level executive consultant working with Bay Area high-tech firms on various strategic initiatives in all aspects of their business. From 2004 to 2007, he served on the Board of Directors of Castelle Corporation. From 1990 to 2002, he was our President, Chief Executive Officer and Chairman of the Board. From 1980 to 1990, he held several management positions with Computer Products, Inc., the most recent being President of their Compower/Boschert Division. From 1970 to 1980, he held managerial accounting positions with Ametek/Lamb Electric and with the JM Smucker Company. Mr. Smith received his BBA degree in Accounting from Ohio University. We believe that Mr. Smith’s executive-level experience, including his previous service as our President, Chief Executive Officer and Chairman of the Board, his extensive experience in the accounting industry, and his service on our Board from November 2010 until May 2015, give him the qualifications and skills to serve as one of our directors.

Mordechai Rosenberg

Mr. Rosenberg serves as one of our independent directors. He has served as an independent consultant to various companies in the design and implementation of homeland security systems in Europe and Africa since 2010. From 2004 to 2009, he served as a special consultant to Bullet Plate Ltd., a manufacturer of armor protection systems, and NovIdea Ltd., a manufacturer of perimeter and border security systems. From 2000 to 2003, Mr. Rosenberg was the general manager of ZIV U.P.V.C Products Ltd.'s doors and window factory. Mr. Rosenberg is an active reserve officer and a retired colonel from the Israeli Defense Force (IDF), where he served for 26 years and was involved in the development of weapon systems. In the IDF, Mr. Rosenberg served in various capacities, including platoon, company, battalion and brigade commander, head of the training center for all IDF infantry, and head of the Air Force's Special Forces. Mr. Rosenberg received a B.A in History from the University of Tel Aviv and a Master of Arts in Political Science from the University of Haifa in Israel. We believe that Mr. Rosenberg’s business background give him the qualifications to serve as one of our directors.

Mr. Jeffrey Bentz

Mr. Bentz is an experienced businessman who has served since 1994 as President of North Star Terminal & Stevedore Company, a full-service stevedoring company located in Alaska and whose major areas of business include terminal operations and management, stevedore services, and heavy equipment operations. He also has served as a director and advisor to several private companies and agencies. Mr. Bentz obtained a B.A. in Business and Finance from Western Washington University in 1981. We believe that Mr. Bentz’s executive-level experience, including his operational and financial oversight of companies with multiple profit centers and his extensive experience in the real estate and commercial services industries give him the qualifications and skills to serve as one of our directors.

Corporate Governance

Our Board is currently composed of six members and maintains the following three standing committees: (1) the Audit Committee; (2) the Compensation Committee; and (3) the Nominating and Governance Committee. The membership and the function of each of the committees are described below. Our Board may, from time to time, establish a new committee or dissolve an existing committee depending on the circumstances. Current copies of the charters for the Audit Committee, the Compensation Committee and the Nominating and Governance Committee can be found on our website at https://dpwholdings.com.

Audit Committee

Messrs. Smith, Bentz and Rosenberg currently comprise the Audit Committee of our Board. Our Board has determined that each of the current members of the Audit Committee satisfies the requirements for independence and financial literacy under the standards of the SEC and the NYSE American. Our Board has also determined that Mr. Smith qualifies as an “audit committee financial expert” as defined in SEC regulations and satisfies the financial sophistication requirements set forth in the NYSE American Rules.

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

Compensation Committee

Messrs. Smith, Bentz and Rosenberg currently comprise the Compensation Committee of our Board. Our Board has determined that each of the current members of the Compensation Committee meets the requirements for independence under the standards of the NYSE American. Mr. Smith serves as Chairman of the Compensation Committee.

The Compensation Committee is responsible for, among other things, reviewing and approving executive compensation policies and practices; reviewing and approving salaries, bonuses and other benefits paid to our officers, including our Chief Executive Officer and Chief Financial Officer; and administering our stock option plans and other benefit plans.

Nominating and Governance Committee

Messrs. Smith, Bentz, and Rosenberg currently comprise the Nominating and Governance Committee of our Board. Our Board has determined that each of the current members of the Nominating and Governance Committee meets the requirements for independence under the standards of the NYSE American. Mr. Rosenberg serves as Chairman of the Nominating and Governance Committee.

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

Involvement in Certain Legal Proceedings

Except as set forth below, to the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•
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

•
been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•
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

•
or been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

1.
Mr. Ault held series 7, 24, and 63 licenses and managed four domestic hedge funds and one bond fund from 1998 through 2008. On April 26, 2012, as a result from an investigation by FINRA involving activities during 2008, Mr. Ault agreed to a settlement with FINRA in which he did not admit to any liability or violation of any laws or regulatory rules and that included restitution and a suspension from association with a FINRA member firm for a period of 2 years. As part of that settlement, Mr. Ault agreed that before he would reapply for association with FINRA, if at all, he would make restitution to certain investors. Mr. Ault was able to speak with and pay restitution to one of the investors, but no others. As a result, Mr. Ault is neither eligible, nor does he intend, to apply for association with FINRA.

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

Family Relationships

Milton C. Ault, III and Kristine Ault are spouses.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than ten percent of a registered class of our equity securities to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC.  Executive officers, directors and ten percent shareholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file.  Based solely upon our review of Forms 3, 4 and 5 received by us, or written representations from certain reporting persons, we believe that during the during current fiscal year and the year ended December 31, 2017, all such filing requirements applicable to our officers, directors and ten percent shareholders were fulfilled with the following exceptions: During the fiscal year 2017, Messrs. Horne, Smith and Rosenberg, and Ms. Ault each inadvertently filed late one Form 4 reporting one transaction and Mr. Kohn inadvertently filed three Forms 4s late reporting eight transactions.

Code of Ethics

We have adopted the Code of Ethical Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer, controller or person performing similar functions (collectively, the “Financial Managers”). The Code of Ethical Conduct is designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. The full text of our Code of Ethical Conduct is published on our website at https://dpwholdings.com. We will disclose any substantive amendments to the Code of Ethical Conduct or any waivers, explicit or implicit, from a provision of the Code on our website or in a current report on Form 8-K. Upon request to our President, Amos Kohn, we will provide without charge, a copy of our Code of Ethical Conduct.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned in all capacities during the years ended December 31, 2017 and 2016, by our Chief Executive Officer (the “Named Executive Officer”). Because we are a Smaller Reporting Company, we only have to report information of our Chief Executive Officer as no other officer met the definition of Named Executive Officer within the meaning of the SEC rules.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)

Amos Kohn	2017	300,000	0	0	92,250	33,000 (2)	425,250
President (3)	2016	234,866	0	0	366,409	36,269 (2)	637,544
Milton C. Ault, III	2017	0	0	0	461,250	207,500	668,750
Chief Executive Officer (4)	2016	0	0	0	0	30,000	30,000

(1)
The values reported in the “Stock Awards” and “Option Awards” columns represent the aggregate grant date fair value, computed in accordance with Accounting Standards Codification (“ASC”) 718 Share Based Payments, of grants of stock options and stock awards to our named executive officer in the years shown.

(2)	The amounts in “All Other Compensation” consist of health insurance benefits, long-term and short-term disability insurance benefits, and 401K matching amounts.
(3)	Mr. Kohn also served as our Chief Executive Officer until December 28, 2017.
(4)	Mr. Ault was appointed as our Chief Executive Officer on December 28, 2017. Amounts included in “All Other Compensation” consist of cash fees earned as an independent contractor.

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

Further, Mr. Kohn is entitled to receive equity participation as follows: (i) ten-year warrants to purchase 317,460 shares of the Company's Common Stock (the “Warrant Grant”) at an exercise price of $0.01 per share subject to vesting quarterly over two years effective January 1, 2017; and (ii) ten-year options to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price of $0.65 per share. The option to purchase 1,000,000 shares of Common Stock is subject to the following vesting schedule: (1) options to purchase 500,000 shares of Common Stock shall vest upon the effective date; (2) options to purchase 250,000 shares of Common Stock shall vest ratably over six months beginning with the first month after the effective date; and (3) options to purchase 250,000 shares of common stock shall vest ratably over twelve months beginning with the first month after the effective date. As part of the grant of the options to purchase 1,000,000 shares, Mr. Kohn forfeited options to purchase 535,000 shares of common stock previously granted to him under the Company’s Incentive Share Option Plans.

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

Employment agreement with William B. Horne

On January 25, 2018, we entered into a five-year employment agreement with William Horne to serve as Chief Financial Officer and Executive Vice President of the Company and its subsidiaries.  For his services, Mr. Horne will be paid a base salary of $250,000 per annum. Upon signing of the employment agreement, Mr. Horne is entitled to a signing bonus in the amount of $25,000.  In addition, Mr. Horne shall be eligible to receive an annual cash bonus equal to a percentage of his annual base salary based on achievement of applicable performance goals determined by the Company’s compensation committee.

Further, Mr. Horne is entitled to receive equity participation as follows: (i) a grant of restricted stock in the aggregate amount of 1,000,000 shares of common stock, which shares shall vest in installments of two hundred thousand (200,000) shares annually over five (5) years beginning on January 1, 2019, provided, however, that such shares may, in whole or in part, in the discretion of the Compensation Committee, vest immediately upon the filing of an Annual Report on Form 10-K with the SEC  that shows that the Company’s revenues for the applicable fiscal year reached or exceeded $100,000,000; notwithstanding the foregoing, before the Company accelerates any such vesting, the Company’s Compensation Committee must prior thereto have obtained the consent of Mr. Horne, which consent may be withheld in his discretion, and (ii) an option to purchase 500,000 shares of common stock of the Company at a per share price equal to $2.32, the closing market price of the shares of common stock on January 24, 2018, which option will vest over 60 months.

Mr. Horne’s bonuses, if any, and all stock based compensation shall be subject to “Company Clawback Rights” if during the period that Mr. Horne is employed by the Company and upon the termination of Mr. Horne’s employment and for a period of two years thereafter, if there is a restatement of any of the Company’s financial results from which any bonuses and stock based compensation to Mr. Horne shall have been determined.

Upon termination of Mr. Horne’s employment (other than upon the expiration of the employment), Mr. Horne shall be entitled to receive: (i) any earned but unpaid base salary through the termination date; (ii) all reasonable expenses paid or incurred; and (iii) any accrued but unused vacation time.

Further, unless Mr. Horne’s employment is terminated as a result of his death or disability or for cause or he terminates his employment without good reason, then upon the termination or non-renewal of Mr. Horne’s employment, the Company shall pay to Mr. Horne a “Separation Payment” as follows:  (A)  an amount equal to four weeks of base salary for each full year of service, (B) should Mr. Horne provide the Company with a separation, waiver and release agreement  within 60 days of termination, then the Company shall: (i) pay his base salary until the last to occur (the “Separation Period”) of (1) the expiration of the remaining portion of the initial term or the then applicable renewal term, as the case may be, or (2) the 12-month period commencing on the date Mr. Horne is terminated, payable in one lump sum; (ii) provide during the Separation Period the same medical, dental, long-term disability and life insurance; and (iii) pay an amount equal to the product obtained by multiplying (x) the maximum annual bonus as Mr. Horne would have been otherwise entitled to receive by (y) the fraction in which the numerator is the number of calendar months worked including the entire month in which severance occurred and the denominator of which is 12; and (iv) all outstanding options and other equity awards shall immediately vest and become fully exercisable for a period of 24 months.  Finally, upon the occurrence of a change in control, Mr. Horne will be paid an amount equal to four times his Separation Payment.

Advisory Vote on Executive Compensation

At the annual meeting of shareholders on December 28, 2016, the shareholders approved, on an advisory basis, the compensation paid to the Company’s named executive officers. In addition, shareholders voted, on an advisory basis, that an advisory vote on executive compensation should be held every three years.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on outstanding equity awards as of December 31, 2017 to the Named Executive Officer.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2017
OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Amos Kohn	1,000,000 (1)	—	—	$0.65	11/3/2026
	238,092 (2)	79,368	—	$0.01	11/3/2026
	12,500 (3)	87,500	—	$1.38	11/28/2027
Milton C. Ault III	62,500 (4)	437,500	—	$1.38	11/28/2027

(1)
On November 3, 2016, Mr. Kohn was granted options to 1,000,000 shares of Common Stock at $0.65 per share. The options to purchase 1,000,000 shares of Common Stock are subject to the following vesting schedule: (1) options to purchase 500,000 shares of Common Stock shall vest upon the effective date; (2) options to purchase 250,000 shares of Common Stock shall vest ratably over six months beginning with the first month after the effective date; and (3) options to purchase 250,000 shares of common stock shall vest ratably over twelve months beginning with the first month after the effective date. In connection with the grant of options to purchase 1,000,000 shares of Common Stock, Mr. Kohn forfeited options to purchase 535,000 shares of common stock previously granted to him under the Company’s 2012 Plan.

(2)
Represents warrants to purchase 317,460 shares of the Company's Common Stock at an exercise price of $0.01 per share subject to vesting quarterly over two years beginning January 1, 2017 granted to Mr. Kohn in connection with his employment agreement.

(3)
Represents options to purchase 100,000 shares of the Company's Common Stock at an exercise price of $1.38 per share subject to vesting monthly over four years beginning November 28, 2017 granted to Mr. Kohn.

(4)
Represents options to purchase 500,000 shares of the Company's Common Stock at an exercise price of $1.38 per share subject to vesting monthly over four years beginning November 28, 2017 granted to Mr. Ault.

Director Compensation

The Company pays each independent director an annual base amount of $20,000 annually, other than Mr. Smith, who will receive a base amount of $30,000 annually due to anticipated additional services to be provided by Mr. Smith as a lead independent director. Additionally, our Board makes recommendations for adjustments to an independent director’s compensation when the level of services provided are significantly above what was anticipated.

The table below sets forth, for each non-employee director, the total amount of compensation related to his or her service during the year ended December 31, 2017:

	Fees earned or	Stock	Option		All other
Name	paid in cash ($)	awards ($)	awards ($)		compensation ($)	Total ($)
Robert O. Smith	30,000	—	184,500	(2)	—	214,500
Kristine Ault (1)	20,000	—	92,250	(3)	—	112,250
William B Horne	80,000	—	92,250	(3)	—	172,250
Mordechai Rosenberg	20,000	—	92,250	(3)	—	112,250

(1)	Ms. Ault resigned from the Board on January 25, 2018.

(2)
On November 28, 2017, Mr. Smith was granted options to purchase 200,000 shares of Common Stock at $1.38 per share. The options shall vest ratably over forty-eight (48) months beginning with the first month after the effective date.

(3)
On November 28, 2017, Ms. Ault and Messrs. Horne and Rosenberg were granted options to purchase 100,000 shares of Common Stock at $1.38 per share. The options shall vest ratably over forty-eight (48) months beginning with the first month after the effective date.

Stock Option Plans

On December 28, 2017, the shareholder’s approved the 2017 Stock Incentive Plan (the “2017 Stock Incentive Plan”), under which options to acquire up to 2,000,000 shares of common stock may be granted to the Company's directors, officers, employees and consultants. The 2017 Stock Incentive Plan is in addition to the Company’s (i) 2016 Stock Incentive Plan (the “2016 Stock Incentive Plan”), under which options to acquire up to 4,000,000 shares of common stock may be granted to the Company's directors, officers, employees and consultants, and (ii) 2012 Stock Option Plan, as amended (the “2012 Plan”), which provides for the issuance of a maximum of 1,372,630 shares of the Company’s common stock to be offered to the Company’s directors, officers, employees, and consultants (collectively the “Plans”).

The purpose of the Plans is to advance the interests of the Company by providing to key employees of the Company and its affiliates, who have substantial responsibility for the direction and management of the Company, as well as certain directors and consultants of the Company, additional incentives to exert their best efforts on behalf of the Company, to increase their proprietary interest in the success of the Company, to reward outstanding performance and to provide a means to attract and retain persons of outstanding ability to the service of the Company.

As of December 31, 2017, options to purchase 2,742,500 shares of common stock were issued and outstanding, and 2,538,832 shares are available for future issuance under the Plans.

401(k) Plan

We have adopted a tax-qualified employee savings and retirement plan, or 401(k) plan, which generally covers all of our full-time employees. Pursuant to the 401(k) plan, eligible employees may make voluntary contributions to the plan up to a maximum of 5% of eligible compensation. The 401(k) plan permits, but does not require, matching contributions by the Company on behalf of plan participants. We match contributions at the rate of (1) $1.00 for each $1.00 contributed, up to 3% of the base salary and (2) $0.50 for each $1.00 contributed thereafter, up to 5% of the base salary. We are also permitted under the plan to make discretionary contributions. The 401(k) plan is intended to qualify under Sections 401(k) and 401(a) of the Internal Revenue Code of 1986, as amended. Contributions to such a qualified plan are deductible by the Company when made, and neither the contributions nor the income earned on those contributions is taxable to plan participants until withdrawn. All 401(k) plan contributions are credited to separate accounts maintained in trust.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Except as otherwise indicated below, the following table sets forth certain information regarding beneficial ownership of our common stock as of April 13, 2018 by (1) each of our current directors; (2) each of the named executive officers listed in the Summary Compensation Table located above in the section entitled “Executive Compensation”; (3) each person known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock based upon Schedules 13G or 13D filed with the SEC; and (4) all of our directors and executive officers as a group. As of April 13, 2018, there were 43,562,860 shares of our common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of the Record Date are deemed to be outstanding and to be beneficially owned by the person or group holding such options or warrants for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise indicated by footnote, to our knowledge, the persons named in the table have sole voting and sole investment power with respect to all common stock shown as beneficially owned by them, subject to applicable community property laws. Unless otherwise indicated below, the address of each beneficial owner listed below is c/o DPW Holdings, Inc., 48430 Lakeview Blvd, Fremont, California 94538.

Name and address of beneficial owner	Number of
	shares		Approximate
	beneficially		percent
	owned		of class
Greater than 5% Beneficial Owners:
Philou Ventures, LLC	5,583,003	(2)	12.03%
P.O. Box 3587 Tustin, CA 92705
Kristine Ault	5,885,153	(3)	12.60%
Directors and Officers: (1)
Milton Ault, III	5,666,503	(4)	12.19%
Amos Kohn	1,405,156	(5)	3.14%
Robert Smith	244,997	(6)	*
William Horne	179,166	(7)	*
Moti Rosenberg	145,833	(7)	*
Jeffrey A. Bentz	30,556	(7)	*
All directors and executive officers as a group (six persons)	7,672,211		15.90%

*           Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o DPW Holdings, Inc., 48430 Lakeview Blvd, Fremont, California 94538.
(2)
Includes 100,000 shares of Series B Preferred Stock that are convertible in 1,428,571 shares of common stock and warrants to purchase 1,428,572 shares of common stock that are exercisable within 60 days of April 13, 2018.

(3)	Includes shares owned by Philou Ventures of which Ms. Ault is the Manager. Also includes options to purchase 300,000 shares of common stock that are exercisable within 60 days of April 13, 2018.
(4)
Mr. Ault is the spouse of Kristine Ault. Includes 5,583,003 shares owned by Philou Ventures which may be deemed beneficially owned by Mr. Ault. Also includes options to purchase 62,500 shares of common stock that are exercisable within 60 days of April 13, 2018.

(5)	Includes options to purchase 1,012,500 shares and warrants to purchase 238,092 exercisable within 60 days of April 13, 2018.
(6)	Includes options to purchase 158,333 shares of common stock that are exercisable within 60 days of April 13, 2018.

(7)	Represents options to purchase shares of common stock that are exercisable within 60 days of April 13, 2018.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following information sets forth certain related transactions between us and certain of our shareholders or directors. Prior to September 22, 2016, Telkoor was our largest shareholder and Telkoor’s Chief Executive Officer, Benzi Diamant, was our Chairman of the Board. Effective September 22, 2016, Telkoor sold all of its shares of common stock of the Company to Philou Ventures, and as a result, Philou Ventures is our largest shareholder. Philou Ventures’ Manager is Kristine L. Ault, a former director. Ms. Ault is the spouse of Milton C. Ault, III, who is our Chief Executive Officer and Chairman of the Board.

Telkoor Telecom, Ltd.

As previously disclosed, on September 5, 2016, we entered into a securities purchase agreement with Philou Ventures, and Telkoor pursuant to which Philou agreed to purchase all of Telkoor’s 2,714,610 shares of the common stock in the Company, constituting approximately 40.06% of the Company’s then outstanding shares of common stock. In consideration for such shares, Philou agreed to pay Telkoor $1.5 million.

In conjunction with the securities purchase agreement, we entered into a rescission agreement with Telkoor in order to resolve all financial issues between the parties, including the repurchase by Telkoor of 1,136,666 shares of common stock of Telkoor beneficially owned by us for book value of $90,000.

Finally, as part of the securities purchase agreement, we have agreed to pay Mr. Diamant $7,500 for a period of eighteen months from September 5, 2016 for consulting services.

Purchase of IP by Digital Power Limited (“DPL”) from Telkoor Power Supplies (“TPS”)

On August 25, 2010, we and our wholly-owned subsidiary, DPL, entered into an agreement with TPS, a wholly-owned subsidiary of our largest then shareholder, Telkoor, of which Mr. Diamant is the Chief Executive Officer and controlling shareholder. Pursuant to such agreement, (1) TPS sold, assigned and conveyed to DPL all of its rights, title and interest in and to the intellectual property associated with the Compact Peripheral Component Interface 600 W AC/DC power supply series (the “Assets”) and (2) DPL granted to TPS an irrevocable license to sell the Assets in Israel on an exclusive basis. In consideration for the purchase of the Assets, DPL paid TPS $480,000. The consideration for the license provided to TPS to sell the Assets in Israel is a royalty fee of 15% of TPS's direct production costs of sales, due on a quarterly basis. In accordance with the agreement, the consideration for the IP may be reduced over a four-year period in the event annual sales for each year between 2011 and 2014 are less than a fixed threshold of units on an annual basis based upon an offset value per unit as described in the agreement. If there is a shortfall in sale of units in one annual period and in the subsequent period we sell more than the fixed unit threshold, this difference will be offset from any reduced consideration in any annual periods between 2011 and 2014. As a result of lower than anticipated sales by our DPL subsidiary of the Compact Peripheral Component Interface 600W AC/DC power supply series (CPCI 600W) through 2013, we amended our agreement with Telkoor (effective January 1, 2014 for the duration of the original agreement or until the shortfall of CPCI 600W product sales will be offset) to include additional products in addition to the original CPCI 600W product. As of December 31, 2015, the shortfall of sales of CPCI 600W products is greater than the outstanding royalties due. In January 2016, Telkoor sold its assets, including its subsidiary TPS, to Advice Electronics Ltd. Following this asset sale, the IP agreement between the Company and Telkoor was terminated.

Manufacturing Agreements with Telkoor and Advice Electronics Ltd.

On December 31, 2012, we entered into a Manufacturing Rights Agreement (the “Manufacturing Agreement”) with Telkoor, pursuant to which among other things, Telkoor granted us the non-exclusive right to directly place purchase orders for certain products from third party manufacturers for the purpose of marketing, selling and distributing the products for telecom, industrial, medical and military market segments in North and South America in consideration for the payment of royalty fees by us to Telkoor. The royalty fees paid by us to Telkoor under the Manufacturing Agreement are between 5% and 25%, depending on the product. The Manufacturing Agreement has a term of five years from the date of signature. During the agreement, Telkoor agreed not to directly or indirectly participate or engage or assist any other party in engaging or preparing to engage, our customers in North and South America in connection with the sale or distribution of any of the products under the Manufacturing Agreement.

In January 2016, Telkoor sold all its commercial IP to Advice Electronics Ltd. (“Advice”), an Israeli company. As part of the agreement with Advice, we entered into a new agreement with Advice, according to which our manufacturing rights for certain Telkoor products will be granted to us through August 2017 against royalty payments to Advice, after which we will be entitled to distribute the products under our branding until December 2020.

Philou Ventures, LLC

On March 9, 2017, we entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Philou Ventures. Philou Ventures is the Company’s largest stockholder and Kristine L. Ault, a former director, controls and is a Manager of Philou Ventures. Pursuant to the terms of the Purchase Agreement, Philou Ventures may invest up to $5,000,000 in us through the purchase of Series B Preferred Stock (“Preferred Stock”) over the Term, as specified herein. Each share of Preferred Stock shall be purchased at $10.00 up to a maximum issuance of 500,000 shares of Preferred Stock. Philou Ventures guarantees to purchase by May 31, 2017, the greater of: (i) 100,000 shares of Preferred Stock or (ii) a sufficient number of shares of Preferred Stock to ensure that we have sufficient stockholders’ equity to meet the minimum continued listing standards of the NYSE American. In addition, for as long as the Preferred Stock is outstanding, Philou Ventures agrees to purchase additional shares of Preferred Stock in a sufficient amount in order us to meet the NYSE American’s minimum stockholders’ equity continued listing requirement subject to the maximum number of 500,000 shares of Preferred Stock (collectively, “Guaranteed Purchases”). In addition, at any time during the Term, Philou Ventures may in its sole and absolute discretion purchase additional shares of Preferred Stock, up to the 500,000 share maximum (“Voluntary Purchases”). All consideration for Voluntary Purchases shall be delivered through a series of varying payments (“Payments”) by Philou Ventures, at its sole and absolute discretion, during the period commencing on the closing date and ending 36 months therefrom (the “Term”). We have the right to request, with 90-day written notice to Philou Ventures, that Guaranteed Purchases be accelerated to meet deadlines for maintaining the minimum stockholders’ equity required by the NYSE American. The Preferred Stock shall not be callable by us for 25 years from the closing date.

In addition, for each share of Preferred Stock purchased by Philou Ventures, Philou Ventures will receive warrants to purchase shares of common stock in a number equal to the stated value of each share of Preferred Stock of $10.00 purchased divided by $0.70 at an exercise price equal to $0.70 per share of common stock

Further, Philou Ventures shall have the right to participate in our future financings under substantially the same terms and conditions as other investors in those respective financings in order to maintain its then percentage ownership interest. Philou Ventures’ right to participate in such financings shall accrue and accumulate provided that it still owns at least 100,000 shares of Preferred Stock.

On December 29, 2016, MCKEA Holdings, LLC (“MCKEA”) lent us $250,000 in the form of a demand note bearing simple interest at 6.0%. MCKEA is the majority member of Philou Ventures, LLC, which is the Company’s controlling shareholder. Kristine L. Ault, a former director and the wife of Milton C. Ault III, Chief Executive Officer and Chairman of the Company’s Board of Directors, is the manager and owner of MCKEA. On March 24, 2017, MCKEA cancelled the $250,000 demand note to purchase 25,000 shares of Preferred Stock and received warrants to purchase 357,143 shares of common stock at $0.70 per share.

On March 20, 2017, Philou arranged for the Company to receive a $250 short-term loan. Between May 5, 2017 and June 2, 2017, Philou purchased an additional 75,000 shares of Series B Preferred Stock pursuant to the Preferred Stock Purchase Agreement in consideration of the cancellation of the Company debt due to Philou from the $250 short term loan and cash of $500. In addition, Philou received warrants to purchase 1,071,429 shares of common stock at an exercise price of $0.70 per share of common stock.

Avalanche International, Corp.

On October 5, 2016, November 30, 2016, and February 22, 2017, the Company entered into three 12% Convertible Promissory Notes with Avalanche (the “AVLP Notes”) in the principal amount of $525,000 each. The AVLP Notes included a 5% original issue discount, resulting in net loans to Avalanche of $1,500,000 and an original issue discount of $75,000. The AVLP notes accrued interest at 12% per annum and were due on or before two years from the origination dates of each note. The Company had the right, at its option, to convert all or any portion of the principal and accrued interest into shares of common stock of Avalanche at approximately $0.74536 per share. Subject to adjustment, the AVLP Notes, inclusive of the original issue discount, were convertible into 2,113,086 shares of the Company’s common stock. During the period from March 29, 2017 to August 16, 2017, the Company funded $1,808,952 in excess of the $1,500,000 net loan amount required pursuant to the terms of the AVLP Notes

On September 6, 2017, the Company and Avalanche entered into a Loan and Security Agreement (“AVLP Loan Agreement”) with an effective date of August 21, 2017 pursuant to which the Company will provide Avalanche a non-revolving credit facility of up to $5,000,000, inclusive of prior amounts loaned to AVLP, for a period ending on August 21, 2019.

In consideration of entering into the AVLP Loan Agreement, the Company and Avalanche cancelled the AVLP Notes and consolidated the AVLP Notes and prior advances totaling $3,308,952 plus original issue discount of $165,448 and issued a new Convertible Promissory Note in the aggregate principal amount of $3,474,400 (the “New Note”) that is convertible into shares of Avalanche at a conversion price of $0.50 per share. The New Note is due in two years and accrues interest at 12% per annum on the principal amount. Prior interest accrued under the AVLP Notes and advances will continue to be an obligation of Avalanche. The New Note contains standard events of defaults. In addition, concurrent to issuing the New Note, Avalanche issued to the Company a five-year warrant to purchase 6,948,800 shares of Avalanche Common Stock at $0.50 per share. Future advances under the AVLP Loan Agreement, which totaled $649,820 at December 31, 2017, are evidenced by a convertible promissory note containing a conversion price feature of $0.50 per share and warrant with an exercise price of $0.50 per share. Further, under the terms of the AVLP Loan Agreement, any notes issued by Avalanche are secured by the assets of AVLP.

At December 31, 2017, the Company had provided Avalanche with $4,124,220 pursuant to the non-revolving credit facility. The warrants issued in conjunction with the non-revolving credit facility entitles the Company to purchase up to 8,248,440 shares of Avalanche common stock at an exercise price of $0.50 per share for a period of five years. The exercise price of $0.50 is subject to adjustment for customary stock splits, stock dividends, combinations or similar events. The warrants may be exercised for cash or on a cashless basis.

Avalanche is a holding company which on August 22, 2017, pursuant to the terms of a Share Exchange Agreement dated as of March 3, 2017, and as amended on July 13, 2017 and August 21, 2017 (the “Exchange Agreement”) with MTIX Ltd., a company formed under the laws of England and Wales (“MTIX”) and the three (3) shareholders of MTIX (the “Sellers”), Avalanche completed its acquisition of MTIX. Upon the terms and subject to the conditions set forth in the Exchange Agreement, Avalanche acquired MTIX from the Sellers through the transfer of all issued and outstanding ordinary shares of MTIX (the “MTIX Shares”) by the Sellers to Avalanche in exchange (the “Exchange”) for the issuance by Avalanche of: (a) 7% secured convertible promissory notes (individually, a “Note” and collectively, the “Notes”) in the aggregate principal face amount of $9,500,000 to the Sellers in pro rata amounts commensurate with their current respective ownership percentages of MTIX’s ordinary shares, (b) (i) $500,000 in cash, $50,000 of which was paid on October 26, 2016, and (ii) 100,000 shares of Avalanche’s newly designated shares of Class B Convertible Preferred Stock (the “Class B Shares”) to the principal shareholder of MTIX (the “Majority Shareholder”).

Milton C. Ault, III and William Horne, our Chief Executive Officer and Chief Financial Officer, respectively, and two of our directors, are directors of Avalanche. In addition, Philou Ventures is the controlling shareholder of Avalanche as well as our largest shareholder.

MTIX Limited

MTIX has developed a novel cost effective and environmentally friendly material synthesis technology for textile applications. Designed for global textile manufacturers, the Multiplex Laser Surface Enhancement (“MLSE”) plasma-laser system uses a combination of plasma and photonic energy to effect material synthesis of a substrate surface. The laser and gasses from the system deliver a dry process to enhance the surface of fabric. During March 2017 the Company was awarded a 3-year, $50 million contract by MTIX to manufacture, install and service the MLSE plasma-laser system. The Company has recognized $923,751 in revenue from MTIX, all of which was reflected as accounts receivable, related party at December 31, 2017.

On December 5, 2017, the Company entered into an exchange agreement with WT Johnson & Sons (Huddersfield) Limited (the “Holder”), pursuant to which the Company issued to the Holder, (a) a convertible promissory note in the principal amount of $600,000 (“Note A”), and (b) a convertible promissory note in the principal amount of $1,667,766 (“Note B”), in exchange for cancellation of (i) an outstanding loan made by the Holder to MTIX in the amount of $265,666; and (ii) cancellation of an aggregate of $2,002,500 owed by MTIX to the Holder pursuant to an Agreement for the Sale and Purchase of a Textile Multi-Laser Enhancement Technology Machine dated as of July 21, 2017 by and between MTIX and the Holder.

Note A is convertible into the Company’s common stock at a conversion price of $1.00 per share, does not bear interest, and matures two years from issuance. Note B is convertible into the Company’s common stock at a conversion price of $0.85 per share, does not bear interest, and matures two years from issuance. However, the Holder shall not have the right to convert any portion of Note B, following receipt by the Holder of an aggregate of $2,267,766 of gross proceeds from the sale of shares of Common Stock issued upon conversion of Note A or Note B.

During December 2017, the Company issued 600,000 shares of its common stock upon the conversion of Note A and the Holder notified the Company that gross proceeds during the month of December 2017 from sales of the 600,000 shares of common stock were sufficient to satisfy the entire $2,267,766 obligation. As a result of entering into the exchange agreement with the Holder, MTIX is obligated to pay the Company $2,668,266, consisting of the amount of the exchange agreement of $2,267,766 and a value added tax of $400,500 from the sale of the Textile Multi-Laser Enhancement Technology Machine.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Marcum LLP serves as our independent registered public accounting firm for the year ended December 31, 2017 and 2016. Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global (“Kost Forer”) was our prior independent registered public accounting firm.

Fees and Services

The following table shows the aggregate fees billed to us for professional services by Marcum LLP, respectively, for the years ended December 31, 2017 and 2016:

	2017	2016
Audit Services	$313,986	$81,545
Audit Related Services	$—	$—
Tax Services	$—	$—
All Other Services	$—	$—
Total	$313,986	$81,545

Audit Fee. This category includes the aggregate fees billed for professional services rendered for the audits of our financial statements for the years ended December 31, 2017 and 2016, for the reviews of the financial statements included in our quarterly reports on Form 10-Q during 2017 and 2016, and for other services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant years.

Audit-Related Fees. This category includes the aggregate fees billed in each of the last two years for assurance and related services by the independent auditors that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported above under “Audit Fees,” and generally consist of fees for other engagements under professional auditing standards, accounting and reporting consultations, internal control-related matters, and audits of employee benefit plans.

Tax Fees. This category includes the aggregate fees billed in each of the last two years for professional services rendered by the independent auditors for tax compliance, tax planning and tax advice.

All Other Fees. This category includes the aggregate fees billed in each of the last two years for products and services provided by the independent auditors that are not reported above under “Audit Fees,” “Audit-Related Fees,” or “Tax Fees.”

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

PART IV

ITEM 15.	EXHIBITS

Exhibit Number	Description
2.1
Share Exchange Agreement between the Company, Microphase Corporation, Microphase Holding Company, RCKJ Trust, Ergul Family Limited Partnership, and To Hong Yam and Eagle Advisers, LLC, dated April 28, 2017.  Incorporated herein by reference to the Current Report on Form 8-K filed on May 3, 2017 as Exhibit 2.1 thereto.

2.2
Agreement and Plan of Merger between the Company and Digital Power Corporation, dated December 27, 2017.  Incorporated herein by reference to the Current Report on Form 8-K filed on December 29, 2017 as Exhibit 2.1 thereto.

2.3
State of Delaware, Certificate of Merger of the Company and Digital Power Corporation, dated December 28, 2017.  Incorporated herein by reference to the Current Report on Form 8-K filed on December 29, 2017 as Exhibit 2.2 thereto.

2.4
Share Purchase Agreement between Coolisys Technologies, Inc., Enertec Management Ltd., Micronet Enertec Technologies, Inc., and Enertec Systems 2001 Ltd., dated December 31, 2017.  Incorporated herein by reference to the Current Report on Form 8-K filed on January 2, 2018 as Exhibit 2.1 thereto.

3.1
Amended and Restated Articles of Incorporation of the Company, dated September 29, 1992.  Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 16, 1996.

3.2
Certificate of Amendment to Articles of Incorporation of the Company, dated September 9, 1996.  Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 16, 1996.

3.3	Bylaws. Incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 16, 1996.
3.4
Form of Certificate of Determination of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, dated March 3, 2017.  Incorporated by reference to the Current Report on Form 8-K filed on March 9, 2017 as Exhibit 3.1 thereto.

3.5
Form of Certificate of Determination of Preferences, Rights and Limitations of Series D Convertible Preferred Stock.  Incorporated by reference to the Current Report on Form 8-K filed on May 3, 2017 as Exhibit 3.1 thereto.

3.6
Form of Certificate of Determination of Preferences, Rights and Limitations of Series E Convertible Preferred Stock.  Incorporated by reference to the Current Report on Form 8-K filed on May 3, 2017 as Exhibit 3.2 thereto.

3.7
Form of Certificate of Determination of Preferences, Rights and Limitations of Series C Convertible Preferred Stock, dated May 15, 2017.  Incorporated by reference to the Current Report on Form 8-K filed on May 31, 2017 as Exhibit 3.1 thereto.

3.8	Certification of Incorporation, dated September 22, 2017. Incorporated herein by reference to the Current Report on Form 8-K filed on December 29, 2017 as Exhibit 3.1 thereto.
3.9	Bylaws, dated September 25, 2017. Incorporated herein by reference to the Current Report on Form 8-K filed on December 29, 2017 as Exhibit 3.2 thereto.

Exhibit Number	Description
4.1	Form of Secured Convertible Note, dated October 21, 2016. Incorporated herein by reference to the Current Report on Form 8-K filed on October 27, 2016 as Exhibit 10.1 thereto.
4.2	Form of Common Stock Purchase Warrant, dated October 21, 2016. Incorporated herein by reference to the Current Report on Form 8-K filed on October 27, 2016 as Exhibit 10.2 thereto.
4.3	Form of Common Stock Purchase Warrant, dated October 21, 2016. Incorporated herein by reference to the Current Report on Form 8-K filed on October 27, 2016 as Exhibit 10.3 thereto.
4.4	Form of Common Stock Purchase Warrant, dated November 15, 2016. Incorporated herein by reference to the Current Report on Form 8-K filed on November 16, 2016 as Exhibit 4.1 thereto.
4.5	Form of Common Stock Purchase Warrant. Incorporated by reference to the Current Report on Form 8-K filed on March 9, 2017 as Exhibit 4.1 thereto.
4.6	Form of Common Stock Purchase Warrant. Incorporated by reference to the Current Report on Form 8-K filed on April 4, 2017 as Exhibit 4.1 thereto.
4.7	Form of Common Stock Purchase Warrant. Incorporated by reference to the Current Report on Form 8-K filed on May 31, 2017 as Exhibit 4.1 thereto.
4.8	Form of Common Stock Purchase Warrant. Incorporated by reference to the Current Report on Form 8-K filed on June 8, 2017 as Exhibit 4.1 thereto.
4.9	Form of Common Stock Purchase Warrant, dated July 27, 2017. Incorporated by reference to the Current Report on Form 8-K filed on July 26, 2017 as Exhibit 4.1 thereto.
4.1	Form of Common Stock Purchase Warrant, dated July 28, 2017. Incorporated by reference to the Current Report on Form 8-K filed on July 31, 2017 as Exhibit 4.1 thereto.
4.11	Form of Common Stock Purchase Warrant, dated July 28, 2017. Incorporated by reference to the Current Report on Form 8-K filed on July 31, 2017 as Exhibit 4.2 thereto.
4.12	Form of Convertible Note, dated August 3, 2017. Incorporated by reference to the Current Report on Form 8-K filed on August 9, 2017 as Exhibit 10.2 thereto.
4.13	Form of Common Stock Purchase Warrant, dated August 3, 2017. Incorporated by reference to the Current Report on Form 8-K filed on August 9, 2017 as Exhibit 10.3 thereto.
4.14	Form of Common Stock Purchase Warrant, dated August 10, 2017. Incorporated by reference to the Current Report on Form 8-K filed on August 11, 2017 as Exhibit 4.1 thereto.
4.15	Form of Senior Convertible Promissory Note, dated August 10, 2017. Incorporated by reference to the Current Report on Form 8-K filed on August 11, 2017 as Exhibit 10.2 thereto.
4.16
Common Stock Purchase Warrant issued by Avalanche International Corp. to the Company, dated August 21, 2017.  Incorporated by reference to the Current Report on Form 8-K filed on September 7, 2017 as Exhibit 4.1 thereto.

4.17
Convertible Promissory Note issued by Avalanche International Corp. to the Company, dated August 21, 2017.  Incorporated by reference to the Current Report on Form 8-K filed on September 7, 2017 as Exhibit 10.2 thereto.

4.18	Form of Common Stock Purchase Warrant. Incorporated by reference to the Current Report on Form 8-K filed on November 2, 2017 as Exhibit 4.1 thereto.

Exhibit Number	Description
4.19	Form of 10% Original Issue Discount Convertible Debenture. Incorporated by reference to the Current Report on Form 8-K filed on November 2, 2017 as Exhibit 10.2 thereto.
4.2	Form of 10% Original Issue Discount Debenture, dated December 4, 2017. Incorporated by reference to the Current Report on Form 8-K filed on December 8, 2017 as Exhibit 4.1 thereto.
4.21
Convertible Promissory Note issued by WT Johnson & Sons (Huddersfield) Ltd. to the Company, dated December 5, 2017.  Incorporated by reference to the Current Report on Form 8-K filed on December 8, 2017 as Exhibit 4.1 thereto.

4.22
Convertible Promissory Note issued by WT Johnson & Sons (Huddersfield) Ltd. to the Company, dated December 5, 2017.  Incorporated by reference to the Current Report on Form 8-K filed on December 8, 2017 as Exhibit 4.2 thereto.

4.23	Form of Common Stock Purchase Warrant, dated December 5, 2017. Incorporated by reference to the Current Report on Form 8-K filed on December 8, 2017 as Exhibit 4.1 thereto.
4.24	Form of Senior Convertible Promissory Note, dated January 23, 2018. Incorporated by reference to the Current Report on Form 8-K filed on January 24, 2018 as Exhibit 4.1 thereto.
4.25	Form of Common Stock Purchase Warrant, dated January 23, 2018. Incorporated by reference to the Current Report on Form 8-K filed on January 24, 2018 as Exhibit 4.2 thereto.
4.26	Form of Common Stock Purchase Warrant, dated March 23, 2018. Incorporated by reference to the Current Report on Form 8-K filed on March 26, 2018 as Exhibit 4.1 thereto.
10.1
Securities Purchase Agreement between the Company, Philou Ventures, LLC and Telkoor Telecom Ltd., dated September 4, 2016.  Incorporated herein by reference to the Current Report on Form 8-K filed on September 7, 2016 as Exhibit 10.1 thereto.

10.2
Rescission Agreement between the Company, Telkoor Telecom Ltd. and Telkoor Power Supplies Ltd., dated September 4, 2016.  Incorporated herein by reference to the Current Report on Form 8-K filed on September 7, 2016 as Exhibit 10.2 thereto.

10.3
Waiver Letter to Securities Purchase Agreement between the Company, Philou Ventures, LLC and Telkoor Telecom Ltd., dated September 20, 2016.  Incorporated herein by reference to the Current Report on Form 8-K filed on September 22, 2016 as Exhibit 10.1 thereto.

10.4	Registration Rights Agreement, dated October 21, 2016. Incorporated herein by reference to the Current Report on Form 8-K filed on October 27, 2016 as Exhibit 10.4 thereto.
10.5	Form of Subscription Agreement. Incorporated herein by reference to the Current Report on Form 8-K filed on November 16, 2016 as Exhibit 10.1 thereto.
10.6	Form of Registration Rights Agreement, dated November 15, 2016. Incorporated by reference to the Current Report on Form 8-K filed on November 16, 2016 as Exhibit 10.2 thereto.
10.7*	Employment Agreement for Amos Kohn, dated November 30, 2016. Incorporated by reference to the Current Report on Form 8-K filed on December 5, 2016 as Exhibit 10.1 thereto.

Exhibit Number	Description
10.8	2016 Stock Incentive Plan. Incorporated by reference to the Current Report on Form 8-K filed on December 30, 2016 as Exhibit 10.1 thereto.
10.9	Form of Subscription Agreement. Incorporated by reference to the Current Report on Form 8-K filed on February 17, 2017 as Exhibit 10.1 thereto.
10.10*	Amendment No. 1 to Executive Employment Agreement. Amos Kohn, dated February 22, 2017. Incorporated by reference to the Current Report on Form 8-K filed on February 27, 2017 as Exhibit 10.1 thereto.
10.11
Preferred Stock Purchase Agreement between the Company and Philou Ventures, LLC, dated March 9, 2017.  Incorporated by reference to the Current Report on Form 8-K filed on March 9, 2017 as Exhibit 10.1 thereto.

10.12	Registration Rights Agreement between the Company and Philou Ventures, LLC. Incorporated by reference to the Current Report on Form 8-K filed on March 9, 2017 as Exhibit 10.2 thereto.
10.13	Form of Subscription Agreement. Incorporated by reference to the Current Report on Form 8-K filed on April 4, 2017 as Exhibit 10.1 thereto.
10.14	Form of Subscription Agreement, dated May 1, 2017. Incorporated by reference to the Current Report on Form 8-K filed on May 31, 2017 as Exhibit 10.1 thereto.
10.15	Form of Registration Rights Agreement. Incorporated by reference to the Current Report on Form 8-K filed on May 31, 2017 as Exhibit 10.2 thereto.
10.16	Promissory Note issued by Microphase Corporation to the Company, dated June 2, 2017. Incorporated by reference to the Current Report on Form 8-K filed on June 8, 2017 as Exhibit 10.1 thereto.
10.17	Promissory Note issued by Microphase Corporation to the Company, dated June 2, 2017. Incorporated by reference to the Current Report on Form 8-K filed on June 8, 2017 as Exhibit 10.2 thereto.
10.18	Form of Securities Purchase Agreement, dated July 25, 2017. Incorporated by reference to the Current Report on Form 8-K filed on July 26, 2017 as Exhibit 10.1 thereto.
10.19	Form of Exchange Agreement, dated July 28, 2017. Incorporated by reference to the Current Report on Form 8-K filed on July 31, 2017 as Exhibit 10.1 thereto.
10.2	Form of Subscription Agreement. Incorporated by reference to the Current Report on Form 8-K filed on July 31, 2017 as Exhibit 10.2 thereto.
10.21	Form of Securities Purchase Agreement, dated July 28, 2017. Incorporated by reference to the Current Report on Form 8-K filed on July 31, 2017 as Exhibit 10.3 thereto.
10.22
Securities Purchase Agreement between William H. Gordon, Power-Plus Technical Distributors, LLC, and CooliSys Technologies Inc., dated August 3, 2017.  Incorporated by reference to the Current Report on Form 8-K filed on August 9, 2017 as Exhibit 10.1 thereto.

10.23	Form of Securities Purchase Agreement, dated August 3, 2017. Incorporated by reference to the Current Report on Form 8-K filed on August 9, 2017 as Exhibit 10.1 thereto.
10.24	Form of Securities Purchase Agreement, dated August 10, 2017. Incorporated by reference to the Current Report on Form 8-K filed on August 11, 2017 as Exhibit 10.1 thereto.
10.25	Form of Registration Rights Agreement, dated August 10, 2017. Incorporated by reference to the Current Report on Form 8-K filed on August 11, 2017 as Exhibit 10.3 thereto.

Exhibit Number	Description
10.26
Loan and Security Agreement between the Company and Avalanche International Corp., dated August 21, 2017.  Incorporated by reference to the Current Report on Form 8-K filed on September 7, 2017 as Exhibit 10.1 thereto.

10.27*	Executive Employment Agreement for William Horne, dated October 6, 2017. Incorporated by reference to the Current Report on Form 8-K filed on October 12, 2017 as Exhibit 10.1 thereto.
10.28	Form of Subscription Agreement. Incorporated by reference to the Current Report on Form 8-K filed on October 19, 2017 as Exhibit 10.1 thereto.
10.29
Agreement for the Purchase and Sale of Future Receipts between the Company and TVT Capital, LLC, dated October 23, 2017.  Incorporated by reference to the Current Report on Form 8-K filed on October 23, 2017 as Exhibit 10.1 thereto.

10.3	Form of Securities Purchase Agreement. Incorporated by reference to the Current Report on Form 8-K filed on November 2, 2017 as Exhibit 10.1 thereto.
10.31	Form of Registration Rights Agreement. Incorporated by reference to the Current Report on Form 8-K filed on November 2, 2017 as Exhibit 10.3 thereto.
10.32
Form of Loan and Security Agreement between the Company and LAM, Inc., dated November 2, 2017.  Incorporated by reference to the Current Report on Form 8-K filed on November 7, 2017 as Exhibit 10.1 thereto.

10.33	Form of Subscription Agreement, dated November 6, 2017. Incorporated by reference to the Current Report on Form 8-K filed on November 8, 2017 as Exhibit 10.1 thereto.
10.34	Trust Agreement between Coolisys Technologies Inc. and Roni Kohn, dated May 14, 2017. Incorporated by reference to the Current Report on Form 8-K filed on November 22, 2017 as Exhibit 10.1 thereto.
10.35
Tenancy-In-Common Agreement between Coolisys Technologies Inc. and Roni Kohn, dated May 14, 2017.  Incorporated by reference to the Current Report on Form 8-K filed on November 22, 2017 as Exhibit 10.2 thereto.

10.36	Form of Securities Purchase Agreement, dated December 4, 2017. Incorporated by reference to the Current Report on Form 8-K filed on December 8, 2017 as Exhibit 10.1 thereto.
10.37	Form of Registration Rights Agreement, dated December 4, 2017. Incorporated by reference to the Current Report on Form 8-K filed on December 8, 2017 as Exhibit 10.2 thereto.
10.38
Exchange Agreement between the Company and WT Johnson & Sons (Huddersfield) Limited, dated December 5, 2017.  Incorporated by reference to the Current Report on Form 8-K filed on December 8, 2017 as Exhibit 10.1 thereto.

10.39	Form of Exchange Agreement, dated December 5, 2017. Incorporated by reference to the Current Report on Form 8-K filed on December 8, 2017 as Exhibit 10.1 thereto.
10.4	Form of Subscription Agreement, dated December 1, 2017. Incorporated by reference to the Current Report on Form 8-K filed on December 8, 2017 as Exhibit 10.1 thereto.
10.41	Form of Consulting Agreement. Incorporated by reference to the Current Report on Form 8-K filed on January 2, 2018 as Exhibit 10.1 thereto.
10.42
Agreement for the Purchase and Sale of Future Receipts between the Company and TVT Capital, LLC, dated January 10, 2018.  Incorporated by reference to the Current Report on Form 8-K filed on January 16, 2018 as Exhibit 10.1 thereto.

Exhibit Number	Description
10.43
Agreement for the Purchase and Sale of Future Receipts between the Company and TVT Capital, LLC, dated January 10, 2018.  Incorporated by reference to the Current Report on Form 8-K filed on January 16, 2018 as Exhibit 10.2 thereto.

10.44	Form of Securities Purchase Agreement, dated January 23, 2018. Incorporated by reference to the Current Report on Form 8-K filed on January 24, 2018 as Exhibit 10.1 thereto.
10.45	Form of Registration Rights Agreement, dated January 23, 2018. Incorporated by reference to the Current Report on Form 8-K filed on January 24, 2018 as Exhibit 10.2 thereto.
10.46*	Executive Employment Agreement for William Horne, dated January 25, 2018. Incorporated by reference to the Current Report on Form 8-K filed on January 25, 2018 as Exhibit 10.1 thereto.
10.47	Form of Securities Purchase Agreement, dated January 23, 2018. Incorporated by reference to the Current Report on Form 8-K filed on February 12, 2018 as Exhibit 10.1 thereto.
10.48
Amendment to Securities Purchase Agreement, dated January 23, 2018, between the Company and Twitchell Fund, LLC.  Incorporated by reference to the Current Report on Form 8-K filed on February 12, 2018 as Exhibit 10.2 thereto.

10.49
Sales Agreement between the Company and H.C. Wainwright & Co., LLC, dated February 27, 2018.  Incorporated by reference to the Current Report on Form 8-K filed on February 27, 2018 as Exhibit 10.1 thereto.

10.5
Asset Purchase Agreement between Super Crypto Mining, Inc. and Blockchain Supply & Services Ltd., dated March 8, 2018.  Incorporated by reference to the Current Report on Form 8-K filed on March 9, 2018 as Exhibit 10.1 thereto.

10.51**
Amended and Restated Master Services Agreement dated March 21, 2018 but effective March 1, 2018.  Filed herewith.  Confidential Portions have been redacted and a Request for Confidential Treatment has been filed separately with the Commission.

10.52	Form of Securities Purchase Agreement, dated March 23, 2018. Incorporated by reference to the Current Report on Form 8-K filed on March 26, 2018 as Exhibit 10.1 thereto.
10.53	Form of Note, dated March 23, 2018. Incorporated by reference to the Current Report on Form 8-K filed on March 26, 2018 as Exhibit 10.2 thereto.
10.54	Form of Amended and Restated Independent Contractor Agreement, dated April 13, 2018. Incorporated by reference to the Current Report on Form 8-K filed on April 13, 2018 as Exhibit 10.1 thereto.
14***	Code of Ethics.
21***	List of subsidiaries.
23***	Consent of Marcum LLP.
31.1***	Certification of Chief Executive and Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1****	Certification of Chief Executive and Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit Number	Description
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

_______________________
*	Indicates management contract or compensatory plan or arrangement.
**	Confidential treatment is being sought for this agreement, which has been filed separately with the SEC. The confidential portions of this Exhibit have been omitted and are marked by asterisks.
***	Filed herewith.
****	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  April 17, 2018

DPW HOLDINGS, INC.

By:	/s/ Milton C. Ault, III
Milton C. Ault, III
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ William B. Horne
William B. Horne
Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

April 17, 2018	/s/ Milton C. Ault, III
Milton C. Ault, III, Chief Executive Officer and Executive Chairman of the Board

April 17, 2018	/s/ William B. Horne
William B. Horne, Chief Financial Officer and Director

April 17, 2018	/s/ Amos Kohn
Amos Kohn, President and Director

April 17, 2018	/s/ Robert O. Smith
Robert O. Smith, Director

April 17, 2018	/s/ Mordechai Rosenberg
Mordechai Rosenberg, Director

April 17, 2018	/s/ Jeffrey A. Bentz
Jeffrey A. Bentz, Director

ITEM 8.	FINANCIAL STATEMENTS

DPW HOLDINGS, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm – Marcum LLP	F-2

Consolidated Balance Sheets as of December 31, 2017 and 2016	F-3 - F-4

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2017 and 2016	F-5

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2017 and 2016	F-6 - F-8

Consolidated Statements of Cash Flows for the Years Ended December 31, 2017 and 2016	F-9 - F-10

Notes to Consolidated Financial Statements	F-11 - F-64

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
DPW Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DPW Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2016.

New York, NY
 April 17, 2018

DPW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands, except share data

	December 31,
	2017	2016

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,478	$996
Marketable securities	1,835	—
Accounts receivable	1,898	1,439
Accounts and other receivable, related party	174	—
Inventories, net	1,993	1,122
Prepaid expenses and other current assets	1,407	285
TOTAL CURRENT ASSETS	8,785	3,842

Intangible assets	2,898	—
Goodwill	3,652	—
Property and equipment, net	1,217	570
Investments - related party, net of original issue discount of $2,115
and $45, respectively	2,333	965
Investments in warrants and common stock - related party	7,728	84
Investment in preferred stock of private company	1,000	—
Other investments	1,637	—
Other investments, related parties	917	—
Other assets	343	11
TOTAL ASSETS	$30,510	$5,472

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$4,273	$1,231
Accounts payable and accrued expenses, related party	70	—
Advances on future receipts	1,963	—
Short term advances	2,439	—
Short term advances, related party	245	—
Revolving credit facility	388	—
Notes payable	402	—
Notes payable, related party	134	250
Convertible notes payable	398	—
Other current liabilities	708	398
TOTAL CURRENT LIABILITIES	11,020	1,879

LONG TERM LIABILITIES
Notes payable	525	—
Notes payable, related parties	175	—
Convertible notes payable, related party, net of discount of $496	—	34

TOTAL LIABILITIES	$11,720	$1,913

The accompanying notes are an integral part of these consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
U.S. dollars in thousands, except share data

	December 31,
	2017	2016

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred Stock, $0.01 par value, designated in the following classes	$—	$—
25,000,000 shares authorized; 478,776 and nil shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively
Series A Convertible Preferred Stock, $0.001 par value –	—	—
500,000 shares authorized; nil shares issued and outstanding at
December 31, 2017 and December 31, 2016
Series B Convertible Preferred Stock, $10 stated value per	—	—
share, $0.001 par value – 500,000 shares authorized; 100,000 and nil shares issued and outstanding at December 31, 2017 and December 31,
2016, respectively (liquidation preference of $1,000 and nil at
December 31, 2017 and December 31, 2016, respectively)
Series C Convertible Preferred Stock, $2.40 stated value	—	—
per share, $0.001 par value – 460,000 shares authorized; nil shares issued and outstanding at December 31, 2017 and December 31, 2016
Series D Convertible Preferred Stock, $0.01 stated value	—	—
per share, $0.001 par value – 378,776 shares authorized; 378,776 and nil shares issued and outstanding at December 31, 2017 and December
31, 2016, respectively (liquidation preference of $4)
Series E Convertible Preferred Stock, $45 stated value per	—	—
share, $0.001 par value – 10,000 shares authorized; nil shares issued and outstanding at December 31, 2017 and December 31, 2016
Preferred Stock, $0.001 par value – 23,151,224 shares authorized; nil shares	—	—
issued and outstanding at December 31, 2017 and December 31, 2016
Class A Common Stock, $0.001 par value – 200,000,000 shares authorized;
30,222,299 and 7,677,637 shares issued and outstanding at December 31, 2017	30	8
and 2016, respectively
Class B Common Stock, $0.001 par value – 25,000,000 shares authorized; nil	—	—
shares issued and outstanding at December 31, 2017 and December 31, 2016
Additional paid-in capital	36,888	16,529
Accumulated deficit	(23,412)	(12,158)
Accumulated other comprehensive loss	4,503	(820)
TOTAL DIGITAL POWER STOCKHOLDERS' EQUITY	18,009	3,559

Non-controlling interest	781	—

TOTAL STOCKHOLDERS' EQUITY	18,790	3,559

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,510	$5,472

The accompanying notes are an integral part of these consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHNSIVE LOSS
U.S. dollars in thousands, except shares and per share data

	For the Year Ended
	December 31,
	2017	2016

Revenue	$10,001	$7,596
Revenue, related party	174	—
Cost of revenue	6,325	4,890
Gross profit	3,850	2,706

Operating expenses
Engineering and product development	1,120	709
Selling and marketing	1,721	916
General and administrative	6,992	2,300
Total operating expenses	9,833	3,925

Loss from operations	(5,983)	(1,219)

Interest (expense) income, net	(4,990)	77

Loss before income taxes	(10,973)	(1,142)

Income tax benefit	78	20

Net loss	$(10,895)	$(1,122)

Less: Net loss attributable to non-controlling interest	279	—

Net loss attributable to Digital Power Corp	(10,616)	(1,122)

Preferred deemed dividends on Series B and Series C Preferred Stock	(584)	—
Preferred dividends on Series C Preferred Stock	(54)	—

Net loss available to common stockholders	$(11,254)	$(1,122)

Basic and diluted net loss per common share	$(0.88)	$(0.16)

Basic and diluted weighted average common shares outstanding	12,789,130	6,916,568

Comprehensive Loss
Loss available to common stockholders	$(11,254)	$(1,122)
Other comprehensive income (loss)
Foreign currency translation adjustment	152	(362)
Net unrealized gain on securities available-for-sale (Disclose warrant in footnote)	5,171	—
Other comprehensive income (loss)	5,323	(362)
Total Comprehensive loss	$(5,931)	$(1,484)

The accompanying notes are an integral part of these consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
U.S. dollars in thousands, except share data

						Accumulated
				Additional		Other		Total
	Preferred Stock	Common Stock		Paid-In	Accumulated	Comprehensive	Non-Controlling	Stockholders’
	Shares	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Total

BALANCES, January 1, 2016	—	6,775,971	$7	$14,958	$(11,036)	$(458)	$—	$3,471

Compensation expense due to stock option issuances	—	—	—	520	—	—	—	520

Compensation expense due to warrant issuances	—	—	—	23	—	—	—	23

Issuance of common stock and warrants for cash	—	901,666	1	540	—	—	—	541

Beneficial conversion feature in connection with convertible notes	—	—	—	329	—	—	—	329

Fair value of warrants issued in connection with convertible notes	—	—	—	159	—	—	—	159

Comprehensive loss:
Net loss	—	—	—	—	(1,122)	—	—	(1,122)

Foreign currency translation adjustments	—	—	—	—	—	(362)	—	(362)

BALANCES, December 31, 2016	—	7,677,637	$8	$16,529	$(12,158)	$(820)	$—	$3,559

The accompanying notes are an integral part of these consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)
U.S. dollars in thousands, except share data

						Accumulated
				Additional		Other		Total
	Preferred Stock	Common Stock		Paid-In	Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Shares	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity
BALANCES, December 31, 2016	—	7,677,637	$8	$16,529	$(12,158)	$(820)	$—	$3,559

Compensation expense due to stock option issuances	—	—	—	485	—	—	—	485

Compensation expense due to warrant issuances	—	—	—	93	—	—	—	93

Issuance of common stock and warrants for cash	—	2,729,645	3	1,959	—	—	—	1,962

Issuance of common stock for services	—	2,161,345	2	1,661	—	—	—	1,663

Issuance of common stock for conversion of debt	—	6,759,798	7	4,029	—	—	—	4,036

Issuance of common stock upon exercise of stock options	—	361,458	—	557	—	—	—	557

Issuance of common stock upon exercise of warrants	—	3,546,108	3	2,242	—	—	—	2,245

Issuance of Series B preferred stock for cash and warrants	50,000	—	—	500	—	—	—	500

Issuance of Series B preferred stock for conversion of debt	50,000	—	—	500	—	—	—	500

Issuance of Series C preferred stock for cash and warrants	433,335	—	—	898	—	—	—	898

Issuance of Series C preferred stock for conversion of debt	21,667	—	—	52	—	—	—	52

Issuance of common stock for conversion of Series C preferred stock	(455,002)	1,820,008	2	(2)	—	—	—	—

Issuance of Series D preferred stock and common stock in acquisition of Microphase	378,776	1,842,448	2	1,449	—	—	945	2,396

Issuance of Series E preferred stock and common stock in acquisition of Microphase	10,000	—	—	—	—	—	—	—

Issuance of common stock for conversion of Series E preferred stock	(10,000)	600,000	1	470	—	—	—	471

Issuance of common stock in connection with convertible notes	—	450,000	—	399	—	—	—	399

Issuance of common stock for domain name	—	50,000	—	31	—	—	—	31

The accompanying notes are an integral part of these consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)
U.S. dollars in thousands, except share data

						Accumulated
				Additional		Other		Total
	Preferred Stock	Common Stock		Paid-In	Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Shares	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity
Issuance of common stock and warrants in satisfaction of subsidiary debt	—	1,523,852	1	939	—	—	—	940

Issuance of common stock for acquisition of debt due from related party	—	600,000	1	599	—	—	—	600

Beneficial conversion feature in connection with convertible notes	—	—	—	787	—	—	—	787

Fair value of warrants issued in connection with convertible notes	—	—	—	2,134	—	—	—	2,134

Fair value of personal guarantees in connection with debt financings	—	—	—	75	—	—	—	75

Issuance of common stock for conversion of debt owed by subsidiary to former stakeholder	—	—	—	—	—	—	115	115

Issuance of common stock and cash for exchange fees and other financing costs	—	100,000	—	(82)	—	—	—	(82)

Comprehensive loss:
Net loss	—	—	—	—	(10,616)	—	—	(10,616)

Preferred dividends	—	—	—	—	(54)	—	—	(54)

Preferred deemed dividends	—	—	—	584	(584)	—	—	—

Net unrealized gain on securities available-for-sale, net of income taxes	—	—	—	—	—	5,171	—	5,171

Foreign currency translation adjustments	—	—	—	—	—	152	—	152

Net loss attributable to non-controlling interest	—	—	—	—	—	—	(279)	(279)

BALANCES, December 31, 2017	478,776	30,222,299	$30	$36,888	$(23,412)	$4,503	$781	$18,790

The accompanying notes are an integral part of these consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	For the Year Ended December 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(10,895)	$(1,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	194	161
Amortization	61	—
Interest expense – debt discount	4,688	34
Accretion of original issue discount on notes receivable – related party	(454)	(2)
Interest income on conversion of promissory notes to common stock	13	—
Deferred taxes	(226)	—
Provision for bad debts	(32)	32
Reserve for inventory	—	68
Stock-based compensation	1,831	543
Changes in operating assets and liabilities:
Accounts receivable	285	(311)
Accounts receivable, related party	(174)	77
Inventories	100	209
Prepaid expenses and other current assets	(764)	(119)
Other investments, related party	(335)	—
Other assets	(70)	(11)
Accounts payable and accrued expenses	1,517	322
Accounts payable, related parties	70	—
Other current liabilities	74	(239)

Net cash used in operating activities	(4,117)	(358)

Cash flows from investing activities:
Purchase of property and equipment	(403)	(85)
Proceeds from sale of property and equipment	17	—
Purchase of intangible asset	(50)	—
Purchase of Power-Plus	(378)	—
Cash received on acquisiton of Microphase	111	—
Sale of investment – related party	—	90
Investments – related party	(3,201)	(1,034)
Investment in real property – related party	(300)	—
Investments in marketable securities	(1,486)	—
Sales of marketable securities	64	—
Loans to related parties	(44)	—
Proceeds from loans to related parties	35	—
Investments in debt and equity securities	(3,039)	—

Net cash used in investing activities	(8,674)	(1,029)

The accompanying notes are an integral part of these consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
U.S. dollars in thousands, except shares and per share data

	For the Year Ended December 31,
	2017	2016

Cash flows from financing activities:
Gross proceeds from sales of common stock and warrants	$2,035	$541
Proceeds from issuance of preferred stock	1,540	—
Financing cost in connection with sales of equity securities	(297)	—
Proceeds from stock option exercises	557	—
Proceeds from warrant exercises	2,245	—
Proceeds from convertible notes payable	2,918	—
Payments on convertible notes payable	(157)	—
Proceeds from convertible notes payable, net – related party	—	488
Proceeds from notes payable – related party	350	250
Proceeds from notes payable	857	—
Proceeds from short-term advances – related party	245	—
Proceeds from short-term advances	2,439	—
Payments on notes payable	(190)	—
Proceeds from advances on future receipts	2,889	—
Payments on advances on future receipts	(1,526)	—
Payments of preferred dividends	(35)	—
Financing cost in connection with sales of debt securities	(122)	—
Payments on revolving credit facilities, net	(524)	—

Net cash provided by financing activities	13,224	1,279

Effect of exchange rate changes on cash and cash equivalents	49	(137)

Net increase (decrease) in cash and cash equivalents	482	(245)

Cash and cash equivalents at beginning of period	996	1,241

Cash and cash equivalents at end of period	$1,478	$996

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$271	$—

Non-cash investing and financing activities:
Cancellation of notes payable – related party into shares of common stock	$370	$—
Cancellation of notes payable into shares of common stock	$2,204	$—
Cancellation of note payable – related party into series B convertible preferred stock	$500	$—
Cancellation of convertible note payable into shares of common stock	$2,497	$—
Cancellation of convertible note payable – related party into shares of common stock	$530	$—
Issuance of common stock for domain name	$31	$—
Issuance of common stock for prepaid services	$410	$—

In connection with the Company's acquisition of Microphase Corporation, equity instruments were issued and liabilities assumed during 2017 as follows:

Fair value of assets acquired	$8,275
Equity instruments issued	(1,451)
Non-controlling interest	(945)
Liabilities assumed	$5,879

The accompanying notes are an integral part of these consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017
U.S. dollars in thousands, except share and per share data

1. DESCRIPTION OF BUSINESS

DPW Holdings, Inc. (“DPW” or the “Company”), formerly known as Digital Power Corporation, was incorporated in September 2017 under the General Corporation Law of the State of Delaware. Upon the change in domicile from California to Delaware (the “Reincorporation”), which was consummated on December 29, 2017, DPW began to operate as a holding company with operations at the subsidiary level. On April 25, 2017, DPW formed Coolisys Technologies, Inc. (“Coolisys”) to operate its existing businesses in the customized and flexible power system solutions for the medical, military, telecom and industrial markets, other than the European markets which are primarily served by DP Limited. Digital Power Limited (“DP Limited”), a wholly owned subsidiary, located in the United Kingdom, is currently engaged in the design, manufacture and sale of switching power supplies and converters. On November 30, 2016, DPW formed Digital Power Lending, LLC (“DP Lending”). Both DP Lending and Coolisys are wholly-owned subsidiaries. DP Lending is engaged in providing commercial loans to companies throughout the United States to provide them with operating capital to finance the growth of their businesses. The loans will range in duration from six months to 3 years. On June 2, 2017, Digital Power purchased 56.4% of the outstanding equity interests of Microphase Corporation, a Delaware corporation (the “Microphase”). Microphase is a design-to-manufacture original equipment manufacturer (“OEM”) delivering radio frequency (“RF”) and microwave filters, diplexers, multiplexers, detectors, switch filters, integrated assemblies and detector logarithmic video amplifiers (“DLVA”) to the military, aerospace and telecommunications industries. Microphase is headquartered in Shelton, Connecticut. Further, on September 1, 2017, Coolisys acquired all of the outstanding membership interests in Power-Plus Technical Distributors, LLC, a California limited liability company (“Power-Plus”). Power-Plus is an industrial distributor of value added power supply solutions, UPS systems, fans, filters, line cords, and other power-related components. The Company’s results of operations include the results of Microphase and Power-Plus from their respective acquisition dates forward. Digital Power, DP Limited, Microphase, Coolisys, Power-Plus and DP Lending (collectively, the “Company”) has two reportable geographic segments - North America (sales through Microphase, Coolisys, Power-Plus and DP Lending) and Europe (sales through DP Limited).

2. LIQUIDITY, GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. As of December 31, 2017, the Company had cash and cash equivalents of $1,478, an accumulated deficit of $23,412 and a negative working capital of $2,235. The Company has incurred recurring losses and reported losses for the years ended December 31, 2017 and 2016, totaled $10,616 and $1,122, respectively.  In the past, the Company has financed its operations principally through issuances of convertible debt, promissory notes and equity securities. During 2017, the Company continued to successfully obtain additional equity and debt financing and in restructuring existing debt.

The Company expects to continue to incur losses for the foreseeable future and needs to raise additional capital to continue its business development initiatives and to support its working capital requirements. In March 2017, the Company was awarded a 3-year, $50 million purchase order by MTIX Ltd. (“MTIX”) to manufacture, install and service the Multiplex Laser Surface Enhancement (“MLSE”) plasma-laser system. Management believes that the MLSE purchase order will be a source of revenue and generate significant cash flows for the Company. Management believes that the Company has access to capital resources through potential public or private issuance of debt or equity securities. However, if the Company is unable to raise additional capital, it may be required to curtail operations and take additional measures to reduce costs, including reducing its workforce, eliminating outside consultants and reducing legal fees to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
U.S. dollars in thousands, except share and per share data

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of DPW, its wholly-owned subsidiaries, DP Limited, Coolisys, Power-Plus and DP Lending and its majority-owned subsidiary, Microphase. All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting Estimates

The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates, judgments and assumptions. The Company's management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Key estimates include acquisition accounting, fair value of certain financial instruments, reserve for trade receivables and inventories, carrying amounts of investments, accruals of certain liabilities including product warranties, and deferred income taxes and related valuation allowance.

Foreign Currency Translation

A substantial portion of the Company’s revenues are generated in U.S. dollars (“U.S. dollar”). In addition, a substantial portion of the Company’s costs are incurred in U.S. dollars. Company management has determined that the U.S. dollar is the functional currency of the primary economic environment in which it operates.

Accordingly, monetary accounts maintained in currencies other than the U.S. dollar are re-measured into U.S. dollars in accordance with Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) No. 830, Foreign Currency Matters (“ASC No. 830”). All transaction gains and losses from the re-measurement of monetary balance sheet items are reflected in the statements of operations as financial income or expenses as appropriate.

The financial statements of DPL, whose functional currency has been determined to be its local currency, British Pound (“GBP”), have been translated into U.S. dollars in accordance with ASC No. 830.  All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate in effect for the reporting period. The resulting translation adjustments are reported as other comprehensive income (loss) in the consolidated statement of comprehensive income (loss) and accumulated comprehensive income (loss) in statement of changes in stockholders' equity (deficit).

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company’s cash is maintained in checking accounts, money market funds and certificates of deposits with reputable financial institutions. These balances may, at times, exceed the U.S. Federal Deposit Insurance Corporation insurance limits. The Company has cash and cash equivalents of $292 and $736 at December 31, 2017 and 2016, respectively, in the United Kingdom (“U.K”). The Company has not experienced any losses on deposits of cash and cash equivalents.

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
U.S. dollars in thousands, except share and per share data

Marketable Securities

The Company classifies its investments in equity securities, in accordance with ASC No. 320, Investment in Debt and Equity Securities (“ASC No. 320”) and ASC No. 325, Investment – Other (“ASC No. 325”). Marketable securities are designated either as trading or available-for-sale securities and are accounted for at fair value. Marketable securities are classified as short-term or long-term based on the nature of the securities and their availability to meet current operating requirements. Marketable securities that are readily available for use in current operations and are classified as short-term available-for-sale securities are reported as a component of current assets in the accompanying consolidated balance sheets. Marketable securities that are not trading securities and are not considered available for use in current operations are classified as long-term available-for-sale securities and are reported as a component of long-term assets in the accompanying consolidated balance sheets.

Securities that are classified as trading are carried at fair value, with changes in fair value reported as a component of income. Securities that are classified as available-for-sale are carried at fair value, with temporary unrealized gains and losses reported as a component of stockholders' equity until their disposition. The cost of securities sold is based on the specific identification method.

All of the Company’s marketable securities are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary.  When evaluating the Company’s debt and equity investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not that it will be required to sell, the investment before recovery of the investment’s amortized cost basis. Equity securities that do not have readily determinable fair values (i.e., non-marketable equity securities) and are not required to be accounted for under the equity method are typically carried at cost (i.e., cost method investments), as described in ASC No. 325-20. For the year ended December 31, 2017, no other-than-temporary impairment charges were recorded.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s receivables are recorded when billed and represent claims against third parties that will be settled in cash. The carrying amount of the Company’s receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. The Company individually reviews all accounts receivable balances and based upon an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The Company estimates the allowance for doubtful accounts based on historical collection trends, age of outstanding receivables and existing economic conditions. If events or changes in circumstances indicate that a specific receivable balance may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. A customer’s receivable balance is considered past-due based on its contractual terms. Past-due receivable balances are written-off when the Company’s internal collection efforts have been unsuccessful in collecting the amount due. Based on an assessment as of December 31, 2017 and 2016, of the collectability of invoices, accounts receivable are presented net of an allowance for doubtful accounts of $5 and $32, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value. Inventory write-offs are provided to cover risks arising from slow-moving items or technological obsolescence.

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
U.S. dollars in thousands, except share and per share data

Cost of inventories is determined as follows:

Raw materials, parts and supplies - using the “first-in, first-out” method.

Work-in-progress and finished products - on the basis of direct manufacturing costs with the addition of indirect manufacturing costs.

The Company periodically assesses its inventories valuation in respect of obsolete and slow-moving items by reviewing revenue forecasts and technological obsolescence. When inventories on hand exceed the foreseeable demand or become obsolete, the value of excess inventory, which at the time of the review was not expected to be sold, is written off.

During the years ended December 31, 2017 and 2016, the Company recorded inventory write-offs of nil and $84, respectively, within the cost of revenue.

Property and Equipment, Net

Property and equipment as well as an intangible asset are stated at cost, net of accumulated depreciation and amortization. Repairs and maintenance costs are expensed as incurred. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

Useful lives (in years)

Computer, software and related equipment	3 - 5
Office furniture and equipment	5 - 10
Leasehold improvements	Over the term of the lease or the life of the asset, whichever is shorter.

Goodwill

The Company evaluates its goodwill for impairment in accordance with ASC 350, Intangibles – Goodwill and Other. Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.

The Company tests the recorded amount of goodwill for impairment on an annual basis on December 31 of each fiscal year or more frequently if there are indicators that the carrying amount of the goodwill exceeds its carried value. At December 31, 2017, the Company had two reporting units. The Company performed a qualitative assessment and concluded that no impairment existed as of December 31, 2017.

Intangible Assets

The Company acquired amortizable intangibles assets as part of two asset purchase agreements consisting of trademarks and non-compete agreements. The Company also has the trade name and trademark associated with the acquisition of Microphase that was determined to have an indefinite life. The Company’s intangible assets, net also include definite lived intangible assets, which are being amortized on a straight-line basis over their estimated useful lives as follows:

Useful lives (in years)
Customer list	5 - 14
Non-competition agreements	3
Domain name	3

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
U.S. dollars in thousands, except share and per share data

The Company reviews intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets might not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. No impairments were recorded on intangible assets as no impairment indicators were noted for the periods presented in these consolidated financial statements.

Long-Lived Assets

The long-lived assets of the Company are reviewed for impairment in accordance with ASC No. 360, Property, Plant, and Equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2017 and 2016, no impairment charges were necessary.

Revenue Recognition

The Company generates revenues from the sale of its products through a direct and indirect sales force. Revenues from products are recognized in accordance with ASC No. 605, Revenue Recognition, when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the seller's price to the buyer is fixed or determinable, no further obligation exists and collectability is reasonably assured. Generally, the Company does not grant a right of return. However, a limited number of distributors are allowed, in the six months after the initial stock purchase, to rotate stock that has not been sold for other products. Revenues subject to stock rotation rights are deferred until the products are sold to the end customer or until the rotation rights expire. Service revenues are deferred and recognized on a straight-line basis over the term of the service agreement. Both revenues related to stock rotation rights and service revenues are immaterial in proportion to the Company's revenues.

Warranty

The Company offers a warranty period for all its manufactured products. Warranty periods range from one to two years depending on the product. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company's warranty liability include the number of units sold, historical rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. As of December 31, 2017 and 2016, the Company’s accrued warranty liability was $86.

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

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
U.S. dollars in thousands, except share and per share data

The Company accounts for uncertain tax positions in accordance with ASC No. 740-10-25. ASC No. 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC No. 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. To the extent that the final tax outcome of these matters is different than the amount recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense. ASC No. 740-10-25 also requires management to evaluate tax positions taken by the Company and recognize a liability if the Company has taken uncertain tax positions that more likely than not would not be sustained upon examination by applicable taxing authorities. Management of the Company has evaluated tax positions taken by the Company and has concluded that as of December 31, 2017 and 2016, there are no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability that would require disclosure in the financial statements. The Company has not yet filed its 2016 tax returns.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC No. 718, Compensation – Stock Compensation (“ASC No. 718”). Under ASC No. 718, compensation expense related to stock-based payments is recorded over the requisite service period based on the grant date fair value of the awards.  Compensation previously recorded for unvested stock options that are forfeited is reversed upon forfeiture.  The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards.  The Black-Scholes model requires the use of assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock.

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

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables.

Cash and cash equivalents are invested in banks in the U.S. and in the UK. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions.

Trade receivables of the Company and its subsidiaries are mainly derived from sales to customers located primarily in the U.S. and in Europe. The Company performs ongoing credit evaluations of its customers and to date has not experienced any material losses. An allowance for doubtful accounts is determined with respect to those amounts that the Company and its subsidiaries have determined to be doubtful of collection.

Comprehensive Income (Loss)

The Company reports comprehensive loss in accordance with ASC No. 220, Comprehensive Income. This statement establishes standards for the reporting and presentation of comprehensive loss and its components in a full set of general purpose financial statements. Comprehensive loss generally represents all changes in equity during the period except those resulting from investments by, or distributions to, stockholders. The Company determined that its items of other comprehensive loss relate to changes in foreign currency translation adjustments, unrealized gains on its marketable securities and unrealized gains in its warrants and common stock in AVLP, a related party.

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
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

The carrying amounts of financial instruments carried at cost, including cash and cash equivalents, accounts receivables and accounts receivable – related party, investments, notes receivable, trade payables and trade payables – related party approximate their fair value due to the short-term maturities of such instruments.

As of December 31, 2017 and 2016, the fair value of the Company’s investments were $9,563 and $84, respectively, and were concentrated in equity securities of AVLP, a related party (See Note 9), which are classified as available-for-sale investments. At December 31, 2017, the Company's investment in AVLP included marketable equity securities of $826 and warrants to purchase 8,248,440 shares of AVLP common stock at an exercise price of $0.50 per share of common stock. At December 31, 2016, the Company's investment in AVLP included marketable equity securities of $84. For investments in marketable equity securities, the Company took into consideration general market conditions, the duration and extent to which the fair value is above cost, and the Company’s ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. As a result of this analysis, the Company has determined that its investment in AVLP marketable equity securities are valued based upon the closing market price of common stock at December 31, 2017, which resulted in an unrealized gain of $550.

At December 31, 2017, the Company held shares of common stock in six companies that it purchased at the market for a total cost of $1,702. In accordance with ASC No. 320-10, these investments are accounted for based upon the closing market prices of common stock for these five companies at December 31, 2017 resulting in an unrealized gain of $133.

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
U.S. dollars in thousands, except share and per share data

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurement at December 31, 2017
	Total	Level 1	Level 2	Level 3
Investments in common stock and warrants of AVLP – a related party	$7,728	$826	$—	$6,902

Investments in marketable securities	$1,835	$1,835	$—	$—

Total Investments	$9,563	$2,661	$—	$6,902

	Fair Value Measurement at December 31, 2016
	Total	Level 1	Level 2	Level 3
Investments in common stock and warrants of AVLP – a related party	$84	$84	$—	$—

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

Debt Discounts

The Company accounts for debt discount according to ASC No. 470-20, Debt with Conversion and Other Options. Debt discounts are amortized through periodic charges to interest expense over the term of the related financial instrument using the effective interest method. During the years ended December 31, 2017 and 2016, the Company recorded amortization of debt discounts of $4,688 and $34, respectively.

Net Loss per Share

Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. The Company has included 317,460 warrants, with an exercise price of $.01, in its earnings per share calculation for the year ended December 31, 2017 and 2016.  Anti-dilutive securities, which are convertible into the Company’s Class A common stock, consisted of the following at December 31,

	2017	2016
Stock options	3,842,500	2,256,000
Warrants (1)	4,071,408	1,431,666
Convertible notes	1,283,940	963,636
Conversion of preferred stock	2,186,123	—
Total	11,383,971	4,651,302

(1)	The Company has excluded the 317,460 warrants with an exercise price of $0.01 per share in its anti-dilutive securities.

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
U.S. dollars in thousands, except share and per share data

Reclassifications

Certain prior year amounts have been reclassified for comparative purposes to conform to the current-year financial statement presentation. These reclassifications had no effect on previously reported results of operations. In addition, certain prior year amounts from the restated amounts have been reclassified for consistency with the current period presentation.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued accounting guidance on the recognition of revenue from contracts with customers, which will supersede nearly all existing revenue recognition guidance under generally accepted accounting principles (“GAAP”). Under the new revenue standards, entities will recognize revenue to depict the transfer of goods and services to customers in amounts that reflect the payment to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows from an entity’s contracts with customers. The Company has completed its analysis of the new revenue standards and has concluded that the measurement of revenue and the timing of recognizing revenue is not expected to change. The Company has adopted the new revenue standards on January 1, 2018 using the modified retrospective approach. Based on our analysis, we did not identify a cumulative-effect adjustment to retained earnings at January 1, 2018. Our future financial statements, beginning with the three months ended March 31, 2018, will include additional disclosures as required by the new revenue standards.

In January 2016, the FASB issued ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Liabilities" (“ASU 2016-01”).  ASU 2016-01 requires equity investments (excluding equity method investments and investments that are consolidated) to be measured at fair value with changes in fair value recognized in net income. Equity investments that do not have a readily determinable fair value may be measured at cost, adjusted for impairment and observable price changes. ASU 2016-01 also simplifies the impairment assessment of equity investments, eliminates the disclosure of the assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at cost on the balance sheet and requires the exit price to be used when measuring fair value of financial instruments for disclosure purposes. Under ASU 2016-01, changes in fair value (resulting from instrument-specific credit risk) will be presented separately in other comprehensive income for liabilities measured using the fair value option and financial assets and liabilities will be presented separately by measurement category and type either on the balance sheet or in the financial statement disclosures. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has not yet determined the effect that ASU 2016-01 will have on its consolidated financial position, results of operations, or financial statement disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of 2019. Early adoption of ASU 2016-02 is permitted. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, which revises the guidance in ASC 718, Compensation - Stock Compensation, and will change how companies account for certain aspects of share-based payments to employees, including the income tax impact, classification on the statement of cash flows and forfeitures. The guidance is effective for reporting periods (interim and annual) beginning after December 15, 2017, for public companies. The Company adopted this guidance as of and for the three months ended March 31, 2017 and its adoption did not have any significant impact on the Company’s consolidated financial statements and related disclosures.

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
U.S. dollars in thousands, except share and per share data

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU No. 2016-13”). ASU 2016-13 requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU No. 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The new standard will be effective for the Company on January 1, 2020. Early adoption will be available on January 1, 2019. The Company is currently evaluating the effect that the updated standard will have on its Consolidated Financial Statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, which revises the guidance in ASC 230, Statement of Cash Flows. The new guidance is intended to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows and is effective for reporting periods (interim and annual) beginning after December 15, 2017, for public companies. The Company adopted this guidance and its adoption did not have any significant impact on the Company’s consolidated financial statements and related disclosures.

In December 2016, the FASB issued ASU No. 2016-19, Technical Corrections and Improvements, which includes numerous technical corrections and clarifications to GAAP that are designed to remove inconsistencies in the board’s accounting guidance. Several provisions in this accounting guidance are effective immediately which did not have an impact on the Company’s consolidated financial statements. Additional provisions in this accounting guidance are effective for the Company in annual financial reporting periods beginning after December 15, 2016. The Company adopted this guidance and its adoption did not have any significant impact on the Company’s consolidated financial statements and related disclosures.

In January 2017, the FASB issued an ASU No. 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted this guidance and its adoption did not have any significant impact on the Company’s consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard, which will be effective for the Company beginning in the first quarter of fiscal year 2020, is required to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact this standard will have on its financial statements.

In July 2017, the FASB issued ASU No. 2017-11, Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) (“ASU 2017-11”). ASU 2017-11 consists of two parts. The amendments in Part I of this update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this update re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part II of this update do not require any transition guidance because those amendments do not have an accounting effect. The Company elected early adoption of this guidance and its adoption did not have any significant impact on the Company’s consolidated financial statements and related disclosures.

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
U.S. dollars in thousands, except share and per share data

4. Marketable Securities

Marketable securities in equity securities with readily determinable market prices consisted of the following as of December 31, 2017:

	Available-for-sale securities
		Gross unrealized	Gross realized
	Cost	gains (losses)	gains (losses)	Fair value
Common shares	$1,702	$133	$—	$1,835

Available-for-sale Securities

During 2017, the Company invested in the marketable securities of five publicly traded companies. At December 31, 2017, the Company recorded an unrealized gain of $133, representing the difference between the $1,439 cost basis and the estimated fair value, as accumulated other comprehensive income in the stockholder's equity section of the Company’s consolidated balance sheet and as a change in unrealized gains and losses on marketable securities in the Company’s consolidated statements of comprehensive income (loss). The Company’s investment in marketable securities shall be revalued on each balance sheet date.  The fair value of the Company’s holdings in marketable securities at December 31, 2017 is a Level 1 measurement.

5. INVENTORIES

At December 31, 2017 and 2016, inventories consist of:

	2017	2016
Raw materials, parts and supplies	542	271
Work-in-progress	685	238
Finished products	766	613
Total inventories	1,993	1,122

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
U.S. dollars in thousands, except share and per share data

6. PROPERTY AND EQUIPMENT, NET

At December 31, 2017 and 2016, property and equipment consist of:

	2017	2016
Computer, software and related equipment	2,432	1,652
Office furniture and equipment	289	240
Leasehold improvements	788	699
	3,509	2,591
Accumulated depreciation and amortization	(2,292)	(2,021)
Property and equipment, net	1,217	570

For the years ended December 31, 2017 and 2016, depreciation expense amounted to $194 and $161, respectively.

7. INTANGIBLE ASSETS, NET

At December 31, 2017 intangible assets consist of:

Intangible Assets

Balance as of December 31, 2016	$—
Trade name and trademark	1,740
Customer list	988
Non-competition agreements	150
Domain name	81
Accumulated amortization	(61)
Balance as of December 31 2017	$2,898

Amortization expense was $61 and nil for the years ended December 31, 2017 and 2016, respectively.

The customer list and non-competition agreements are subject to amortization over their estimated useful lives, which range between 3 and 14 years. The following table presents estimated amortization expense for each of the succeeding five calendar years and thereafter.

2018	$133
2019	133
2020	117
2021	83
2022	77
Thereafter	534
$1,077

8. GOODWILL

The Company’s goodwill relates to the acquisition of a majority interest in Microphase and the acquisition of all of the outstanding membership interests in Power Plus (See Note 12).

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
U.S. dollars in thousands, except share and per share data

9. INVESTMENTS – RELATED PARTIES

Investments in AVLP at December 31, 2017 and 2016, are comprised of the following:

	2017	2016
Investment in convertible promissory note of AVLP	$4,124	$997
Investment in warrants of AVLP	6,902	—
Investment in common stock of AVLP	826	84
Accrued interest in convertible promissory note of AVLP	324	9
Total investment in AVLP – Gross	12,176	1,090
Less: original issue discount	(2,115)	(45)
Total investment in AVLP – Net	$10,061	$1,045

Investment in warrants and common stock of AVLP	$7,728	$84
Investment in convertible promissory note of AVLP	2,333	961
Total investment in AVLP – Net	$10,061	$1,045

During the year ended December 31, 2016, the Company made a strategic decision to invest in AVLP, a related party controlled by Philou, an existing majority stockholder. The Company’s investments in AVLP primarily consist of convertible promissory notes and shares of common stock of AVLP.

On October 5, 2016, November 30, 2016, and February 22, 2017, the Company entered into three 12% Convertible Promissory Notes with AVLP (the “AVLP Notes”) in the principal amount of $525 each. The AVLP Notes included a 5% original issue discount, resulting in net loans to AVLP of $1,500 and an original issue discount of $75. The AVLP notes accrued interest at 12% per annum and were due on or before two years from the origination dates of each note. The Company had the right, at its option, to convert all or any portion of the principal and accrued interest into shares of common stock of AVLP at approximately $0.74536 per share. Subject to adjustment, the AVLP Notes, inclusive of the original issue discount, were convertible into 2,113,086 shares of the Company’s common stock. During the period from March 29, 2017 to August 16, 2017, the Company funded $1,809 in excess of the $1,500 net loan amount required pursuant to the terms of the AVLP Notes.

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

In consideration of entering into the AVLP Loan Agreement, the Company and AVLP cancelled the AVLP Notes and consolidated the AVLP Notes and prior advances totaling $3,309 plus original issue discount of $165 and issued a new Convertible Promissory Note in the aggregate principal amount of $3,474 (the “New Note”) that is convertible into shares of AVLP at a conversion price of $0.50 per share. The New Note is due in two years and accrues interest at 12% per annum on the principal amount. Prior interest accrued under the AVLP Notes and advances will continue to be an obligation of AVLP. The New Note contains standard events of defaults. In addition, concurrent to issuing the New Note, AVLP issued to the Company a five-year warrant to purchase 6,948,800 shares of AVLP Common Stock at $0.50 per share. Further, the Company made additional advances under the AVLP Loan Agreement in the aggregate amount of $650. As a result, at December 31, 2017, the Company has provided loans to AVLP in the principal amount $4,124 and, in addition to the 12% convertible promissory notes, AVLP has issued to the Company warrants to purchase 8,248,440 shares of AVLP common stock. Future advances under the AVLP Loan Agreement, if any, will be evidenced by a convertible promissory containing a conversion price feature at $0.50 per share and warrant with an exercise price of $0.50 per share. Further, under the terms of the AVLP Loan Agreement, any notes issued by AVLP are secured by the assets of AVLP.

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
U.S. dollars in thousands, except share and per share data

The warrants entitle the Company to purchase up to 8,248,440 shares of AVLP common stock at an exercise price of $0.50 per share for a period of five years. The exercise price of $0.50 is subject to adjustment for customary stock splits, stock dividends, combinations or similar events. The warrant may be exercised for cash or on a cashless basis. The Company recorded an unrealized gain on its investment in warrants of AVLP of $4,513, representing the difference between the cost basis of $2,389 and the estimated fair value of the warrants net of tax as of December 31, 2017, in the Company’s accumulated other comprehensive income in the stockholder's equity section of the Company’s consolidated balance sheet and as a change in net unrealized gains on securities available-for-sale in the Company’s consolidated statements of comprehensive loss. The Company’s investment in Avalanche will be revalued on each balance sheet date. The fair value of the Company’s holdings in the Avalanche warrants was estimated using the Black-Scholes option-pricing method. The risk-free rate of 1.89% was derived from the U.S. Treasury yield curve, matching the term of our investment, in effect at the measurement date. The volatility factor of 82.4% was determined based on historical stock prices for similar technology companies with market capitalizations under $100 million. The warrant valuation is a Level 3 measurement.

In accordance with ASC No. 310, Receivables (“ASC 310”). The Company accounts for its convertible promissory notes in AVLP at amortized cost, which represents the amount at which the convertible promissory notes were acquired, adjusted for accrued interest and accretion of original issue discount and discount attributed to the fair value of the 8,248,440 warrants that the Company received in conjunction with its investment.  Interest is accreted using the effective interest method. The Company records interest on an accrual basis and recognizes it as earned in accordance with the contractual terms of the convertible promissory notes, to the extent that such amounts are expected to be collected. The original issue discount of $165 on the New Note and the discount attributed to the fair value of the warrants of $2,389 is being amortized as interest income through the maturity date. During the years ended December 31, 2017 and 2016, the Company recorded $454 and $2, respectively, of interest income for the discount accretion. As of December 31, 2017 and 2016, the Company recorded contractual interest receivable attributed to the AVLP Notes and AVLP Loan Agreement of $324 and $11, respectively.

The Company evaluated the collectability of both interest and principal for the convertible promissory notes in AVLP to determine whether there was an impairment. Based on current information and events, the Company determined that it is probable that it will be able to collect amounts due according to the existing contractual terms. Impairment assessments require significant judgments and are based on significant assumptions related to the borrower’s credit risk, financial performance, expected sales, and estimated fair value of the collateral.

During the years ended December 31, 2017 and 2016, the Company also acquired in the open market 221,333 shares of AVLP common stock for $192 and 250,900 shares of AVLP common stock for $85, respectively. At December 31, 2017, the closing market price of AVLP’s common stock was $1.75. The Company has determined that its investment in AVLP marketable equity securities are accounted for pursuant to the fair value method and based upon the closing market price of common stock at December 31, 2017, the Company has recognized an unrealized gain of $550.

10. INVESTMENTS IN PREFERRED STOCK OF PRIVATE COMPANY AND OTHER INVESTMENTS

We hold a portfolio of investments in equity and debt securities in other entities that are accounted for under the cost method.

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
U.S. dollars in thousands, except share and per share data

Investment in Preferred Stock of Private Company

On December 15, 2017, the Company and Sandstone Diagnostics, Inc. (“Sandstone”) entered into a Series A1 Preferred Stock Purchase Agreement (“Loan Agreement”) pursuant to which the Company purchased 976,286 shares of Sandstone’s Series A1 Preferred Shares for $1,000. Sandstone is a medical device company focused on a data-driven approach to men’s reproductive health. Founded in 2012 in part by government scientists from Sandia National Laboratories, Sandstone’s mission is to provide innovative, data-driven tools to help men assess, manage, and improve their reproductive health. The funding from the Series A1 Preferred Stock financing will support sales growth and continued product development leveraging the company’s unique technology platform, Sandstone’s Trak™ Male Fertility Testing System.

The Company elected to follow the guidance of ASC No. 321, Equity Securities (“ASC 321”), which provides a measurement alternative to the requirement to carry equity interests at fair value in accordance with ASC 820, Fair value measurement, for certain equity interests without readily determinable fair values. Equity interests measured in accordance with the measurement alternative in ASC 321 are not required to be included within the fair value hierarchy. The Company’s equity investment in Sandstone is recorded at cost. However, any change to the carrying amount will be subsequently adjusted up or down for observable price changes (i.e., prices in orderly transactions for the identical investment or similar investment of the same issuer) and any adjustments to the carrying amount shall be recorded in net income.

Other Investments

On November 1, 2017, the Company and I. AM, Inc. (“I. AM”) entered into a Loan and Security Agreement pursuant to which the Company provided I.AM a non-revolving credit facility of up to $1,300 for a period ending on September 25, 2022. As of December 31, 2017, the Company had provided loans of $1,234 to I. AM which accrue interest at a rate of 6.0% on the outstanding daily balance. The Loan Agreement is secured by the assets of I.AM’s membership interests in three restaurant LLCs. During 2017, the Company provided additional loans of $403. These additional loans and the Company’s investment in I. AM are carried at amortized cost.

11. OTHER INVESTMENTS, RELATED PARTIES

The Company’s other related party investments primarily consist of two investments.

MTIX, Ltd.

On December 5, 2017, the Company entered into an exchange agreement with WT Johnson pursuant to which the Company issued to WT Johnson two convertible promissory notes in the principal amount of $600 (“Note A”) and $1,668 (“Note B”), in exchange for cancellation of amounts due to WT Johnson by MTIX Ltd., a related party of the Company.

During December 2017, the Company issued 600,000 shares of its common stock to WT Johnson & Sons upon the conversion of Note A and WT Johnson subsequently sold the 600,000 shares. The proceeds from the sale of Note A were sufficient to satisfy the entire $2,268 obligation as well as an additional $400 of value added tax due to WT Johnson. Concurrent with entering into the exchange agreement, the Company received a promissory note in the amount of $2,668 from MTIX and cancelled Note B. At December 31, 2017, the Company has valued the note receivable at $600, the carrying amount of Note A. The Company will recognize the remainder of the amount due from MTIX upon payment of the promissory note by MTIX.

Israeli Property

During the year ended December 31, 2017, our President, Amos Kohn, purchased certain real property that will serve as a facility for the Company’s business operations in Israel. The Company made $300 of payments to the seller of the property and received a 28% undivided interest in the real property (“Property’). The Company’s subsidiary, Coolisys, entered into a Trust Agreement and Tenancy In Common Agreement with Roni Kohn, who owns a 72% interest in the Property, is the daughter of Mr. Kohn and is an Israeli citizen. The Property was purchased to serve as a residence/office facility for the Company in order to oversee its European operations and to expand its business in the hi-tech industry located in Israel. Pursuant to the Trust Agreement, the Ms. Kohn will hold and manage Coolisys’ undivided 28% interest in the Property. The trust will be in effect until it is terminated by mutual agreement of the parties. During the term of the trust, the Ms. Kohn will not sell, lease, sublease, transfer, grant, encumber, change or effect any other disposition with respect to the Property or the Coolisys’ interest without the Company’s approval.

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
U.S. dollars in thousands, except share and per share data

Under the Tenancy In Common Agreement, Coolisys and its executive officers shall have the exclusive rights to use the Property for the Company and its affiliates’ business operations. The Property shall be managed by the Ms. Kohn. Further, pursuant to the Tenancy In Common Agreement, for each completed calendar month of employment of Mr. Kohn by the Company, Ms. Kohn shall have the right to purchase a portion of the Company’s interest in the Property. Such right shall fully vest at the end of five years of continuous employment and the Trustee shall have the right to purchase the Company’s 28% interest in the Property for a nominal value. The Company will amortize its $300,000 investment over ten years, subject to a cliff vesting after five years. During the year ended December 31, 2017, the Company recognized $8 in amortization expense. In the event that Mr. Kohn is not employed by the Company, the Company shall have the right to demand that Ms. Kohn purchase the Company’s remaining interest in the Property that was not subject to vesting for the fair value market value of such unvested Property interest.

Other investments and interest receivable

During the year ended December 31, 2017, DP Lending made loans to Alzamend Neuro, Inc. (“Alzamend”), in the amount of $44. AVLP is a party to a management services agreement pursuant to which Avalanche provides management, consulting and financial services to Alzamend. At December 31, 2017, the outstanding principal under these loans was $13. As additional consideration, the Company received a warrant to purchase 22,000 shares of Alzamend’s common stock at an exercise price of $0.30 per share of common stock. Finally, the Company has accrued interest of $11 from its lending activities.

12. ACQUISITIONS

Microphase Corporation

On April 28, 2017, the Company entered into a share exchange agreement with Microphase; Microphase Holding Company LLC, a limited liability company organized under the laws of Connecticut (“MHC”), Ergul Family Limited Partnership, a partnership organized under the laws of Connecticut (“EFLP”) RCKJ Trust, a trust organized under the laws of New Jersey (“RCKJ” and with MHC and EFLP, the “Significant Stockholders”) and those additional persons who have executed the share exchange agreement (collectively, the “Minority Stockholders” and with the Significant Stockholders, the “Stockholders”).  Upon the terms and subject to the conditions set forth in the share exchange greement, the Company acquired 1,603,434 shares (the “Subject Shares”) of the issued and outstanding common stock of Microphase (the “MPC Common Stock”), from the Stockholders in exchange for the issuance by the Company of 1,842,448 shares of DPW common stock (“Common Stock”) and 378,776 shares of DPW Series D Preferred Stock (collectively, the “Exchange Shares”), which shares of DPW Series D Preferred Stock are convertible into an aggregate of 757,552 shares of Common Stock and warrants to purchase an aggregate of 1,000,000 shares of Common Stock.  At the time of the closing of the acquisition the Exchange Shares constituted 56.4% of the outstanding equity interests of Microphase Corporation. The operating results of Microphase from the closing date of the acquisition, June 2, 2017, through December 31, 2017, are included in the consolidated financial statements.

At closing, the purchase price of Digital Power’s 56.4% interest in Microphase was determined to be $1,451, comprised of the Exchange Shares, valued at $1,222 based on the closing price of the Company’s common stock on June 2, 2017 of $0.47 per share, and the warrants, valued at $229. The Company computed the fair value of these warrants using the Black-Scholes option pricing model. The risk-free rate of 1.4% was derived from the U.S. Treasury yield curve, matching the warrant’s term, in effect at the measurement date. The volatility factor of 105.9% was determined based on the Company’s historical stock prices.

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
U.S. dollars in thousands, except share and per share data

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

Under the terms of the Agreement, Coolisys Technologies acquired all the membership Interests of Power-Plus for a price of $850, which was reduced by certain debts of Power-Plus in the amount of $186. The purchase price of $664 was paid by (i) a two-year promissory note in the amount of $255 payable in 24 monthly installments; and (ii) cash at closing of $409 resulting in a net purchase price of $664.

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

The components of the purchase price are as follows:

	Microphase	Power-Plus
Cash and cash equivalents	$11	$31
Accounts receivable	439	235
Inventories	667	241
Prepaid expenses and other current assets	139	2
Restricted cash	100	—
Intangible assets	2,628	250
Property and equipment	406	23
Other investments	303	—
Deposits and loans	44	—
Accounts payable and accrued expenses	(1,576)	(389)
Deferred tax liability	(226)	—
Revolving credit facility	(880)	(210)
Notes payable	(2,204)	—
Notes payable, related parties	(406)	—
Convertible notes payable	—	—
Other current liabilities	(220)	—
Net liabilities, assets assumed	(775)	183
Goodwill	3,171	481
Non-controlling interest	(945)	—
Purchase price	$1,451	$664

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

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
U.S. dollars in thousands, except share and per share data

	2017	2016
Total Revenue	$13,878	$16,409
Net loss	$(12,347)	$(4,183)
Less: Net loss attributable to non-controlling interest	773	1,365
Net loss attributable to Digital Power Corp	$(11,574)	$(2,818)
Preferred deemed dividends	(584)	—
Preferred dividends	(54)	—
Loss available to common shareholders	$(12,212)	$(2,818)
Basic and diluted net loss per common share	$(0.83)	$(0.32)
Basic and diluted weighted average common shares outstanding	14,631,578	8,759,016
Comprehensive Loss
Loss available to common shareholders	$(12,212)	$(2,818)
Other comprehensive income (loss)
Change in net foreign currency translation adjustments	152	(362)
Net unrealized gain on securities available-for-sale, net of income taxes	5,171	364
Other comprehensive income	5,323	2
Total Comprehensive loss	$(6,889)	$(2,816)

13. STOCK-BASED COMPENSATION

Under the Company's 2017 Stock Incentive Plan (the “2017” Plan), 2016 Stock Incentive Plan (the “2016 Plan”) and the 2012 Stock Option Plan, as amended (the “2012 Plan”) (collectively, the “Plans”), options may be granted to employees, officers, consultants, service providers and directors of the Company. The Plans, as amended, provide for the issuance of a maximum of 7,372,630 shares of the Company’s common stock. The Company also has 206,000 outstanding options that were granted between 2009 and 2011 pursuant to the terms of the Company's 2002 Stock Option Plan (the “2002 Plan”). Options granted pursuant to the 2002 Plan expire between September 2008 and February 2021.

Options granted under the Plans have an exercise price equal to or greater than the fair value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant. Typically, options granted generally become fully vested after four years. Any options that are forfeited or cancelled before expiration become available for future grants. The options expire between 5 and 10 years from the date of grant.  Restricted stock awards granted under the Plans are subject to a vesting period determined at the date of grant. As of December 31, 2017, an aggregate of 2,538,832 of the Company's options are still available for future grant.

During the years ended December 31, 2017 and 2016, the Company granted 810,000 and 1,800,000 options, respectively, from the Plans to its employees at an average exercise price of $0.84 and $0.67, respectively, per share.  These options become fully vested after four years. The Company estimated that the grant date fair value of options granted utilizing the Black-Scholes option pricing model during the years ended December 31, 2017 and 2016 was $482 and $820, respectively, which is being recognized as stock-based compensation expense over the requisite four-year service period. During the years ended December 31, 2017 and 2016, the Company also issued 1,948,798 and nil, respectively, shares of common stock to its consultants and service providers pursuant to the 2016 Plan. The Company estimated that the grant date fair value of these shares of common stock was $1,532, which was determined from the closing price of the Company’s common stock on the date of issuance.

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

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
U.S. dollars in thousands, except share and per share data

During the years ended December 31, 2017 and 2016, the Company estimated the fair value of stock options granted using the Black-Scholes option pricing model with the following weighted average assumptions:

	2017	2016
Weighted average risk free interest rate	1.73% — 2.14%	1.26% — 1.77%
Weighted average life (in years)	5.0	5.0
Volatility	98.4% — 115.8%	97.7% — 98.2%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of options granted	$0.60	$0.46

The options outstanding as of December 31, 2017, have been classified by exercise price, as follows:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$0.57 - $0.79	2,350,000	8.89	$0.66	1,568,332	$0.67
$1.10 - $1.38	270,000	9.67	$1.38	35,833	$1.35
$1.51 - $1.69	122,500	5.06	$1.63	92,500	$1.62
$0.57 - 1.69	2,742,500	8.80	$0.77	1,696,665	$0.73

The total stock-based compensation expense related to stock options and stock awards issued pursuant to the Plans to the Company’s employees, consultants and directors, included in reported net loss for the years ended December 31, 2017 and 2016, is comprised as follows:
	2017	2016
Cost of revenues	$8	$6
Engineering and product development	21	17
Selling and marketing	46	5
General and administrative	1,503	492
Stock-based compensation from Plans	$1,578	$520
Stock-based compensation from issuances outside of Plans	253	—
Total Stock-based compensation	$1,831	$520

The combination of stock-based compensation of $1,578 from the issuances of equity-based awards pursuant to the Plans and stock-based compensation attributed to stock awards of $130 and warrants and options of $123, which were issued outside of the Plans, resulted in aggregate stock-based compensation of $1,831 during the year ended December 31, 2017. During the year ended December 31, 2017, the Company issued 1,100,000 options to purchase shares of common stock at $1.38 per share to its directors and officers. These shares were issued outside of the Plans and are subject to shareholder approval. During the year ended December 31, 2016, the only stock-based compensation expense was from issuances pursuant to the Plans.

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
U.S. dollars in thousands, except share and per share data

A summary of option activity under the Company's stock option plans as of December 31, 2017 and 2016, and changes during the years ended are as follows:

		Outstanding Options
				Weighted
			Weighted	Average
	Shares		Average	Remaining	Aggregate
	Available	Number	Exercise	Contractual	Intrinsic
	for Grant	of Shares	Price	Life (years)	Value
January 1, 2016	337,630	1,256,000	$1.52	6.74	$0
Adoption of 2016 SIP	4,000,000	—
Granted	(1,800,000)	1,800,000	0.67
Forfeited	650,000	(650,000)	1.59
Expired	40,000	(40,000)	1.16
December 31, 2016	3,227,630	2,366,000	$0.83	9.08	$0
Adoption of 2017 SIP	2,000,000	—
Stock awards	(1,948,798)	—
Granted	(810,000)	810,000	$0.84
Forfeited	70,000	(70,000)	$0.63
Exercised	—	(363,500)	$1.56
December 31, 2017	2,538,832	2,742,500	$0.77	8.80	$6,688

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on December 31, 2017, $3.21 and the exercise price, multiplied by the number of in-the-money-options).

As of December 31, 2017, there was $606 of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company's stock option plans. That cost is expected to be recognized over a weighted average period of 2.8 years.

14. WARRANTS

During the years ended December 31, 2017 and 2016, the Company issued a total of 10,379,981 warrants at an average exercise price of $0.81 per share.

Warrant issuances during 2016

During the year ended December 31, 2016, the Company issued a total of 1,749,126 warrants at an average exercise price of $0.67 per share.

(i)
On October 31, 2016, the Company issued a three-year warrant to purchase 265,000 shares of common stock at a per share exercise price of $0.80 and a three-year warrant to purchase 265,000 shares of common stock at a per share exercise price of $0.90 in connection with a 12% Convertible Secured Note in the principal amount of $530 that was sold to an existing stockholder of the Company for $500. (See Note 21).

(ii)
In connection with an executive employment agreement, on November 3, 2016, the Company issued to its Chief Executive Officer a ten-year warrant to purchase 317,460 shares of the Company's common stock, at an exercise price of $0.01 per share. The Warrant is subject to vesting of which warrants to purchase 39,682 shares shall vest beginning on January 1, 2017, and on the first date of each quarter thereafter through July 1, 2018, with warrants to purchase 39,686 shares to vest on October 1, 2018.

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
U.S. dollars in thousands, except share and per share data

(iii)
On November 15, 2016, the Company issued three-year warrants to purchase 901,666 shares of common stock each at a per share exercise price of $0.80 in connection with subscription agreements entered into with nine accredited investors. Pursuant to the terms of the subscription agreements, the Company sold 901,666 units at $0.60 for an aggregate purchase price of approximately $541. Each unit consists of one share of common stock and one warrant to purchase one share of common stock (See Note 23).

Warrant issuances during 2017

During the year ended December 31, 2017, the Company issued a total of 8,630,855 warrants at an average exercise price of $0.83 per share.

(i)
In February 2017, the Company issued five-year warrants to purchase 333,333 shares of common stock at a per share exercise price of $0.70 in connection with $400 of 6% demand promissory notes entered into by the Company (See Note 18i).

(ii)
Between March 24, 2017 and June 2, 2017, the Company issued warrants to purchase 1,428,572 shares of common stock, at an exercise price of $0.70 per share of common stock, in connection with preferred stock purchase agreements to purchase 100,000 shares of Series B Preferred Stock by Philou (See Note 23).

(iii)
On April 5, 2017, the Company issued warrants to purchase 180,002 shares of common stock, at an exercise price of $0.90 per share of common stock, in connection with the cancellation of $270 in demand promissory notes (See Note 18j).

(iv)
On April 17, 2017, the Company issued warrants to purchase 166,668 shares of common stock, at an exercise price of $0.90 per share of common stock, in connection with the issuance of two 7% convertible notes in the aggregate principal amount of $250. On July 25, 2017, the Company agreed to reduce the exercise price of warrants to purchase 83,334 shares of common stock from $0.90 per share to $0.55 per share and on July 28, 2017, the Company issued a new warrant to purchase 83,334 shares of common stock at $0.55 per share and cancelled the prior warrant to purchase 83,334 shares of common stock at $0.90 per share (See Note 20e).

(v)
On April 26, 2017, the Company issued warrants to purchase 160,000 shares of common stock, at an exercise price of $0.80 per share of common stock, in connection with the issuance of a 7% convertible note in the aggregate principal amount of $104 (See Note 20f).

(vi)
Between May 5, 2017 and June 30, 2017, the Company issued warrants to purchase 224,371 shares of common stock in connection with the issuance of short-term loans of $140 that the Company entered into with four accredited investors (See Note 18h) of which $75 was from the Company’s corporate counsel, a related party. The exercise price was $0.75 per share of common stock for 135,909 warrants and $0.80 per share of common stock for the remaining 88,462 warrants.

(vii)
Between May 24, 2017 and June 19, 2017, the Company issued warrants to purchase 1,820,002 shares of common stock issued in connection with the sale of twenty-one units (the “Units”) at a purchase price of $52 per Unit raising in the aggregate $1,092. Each Unit consisted of 21,667 shares of Series C Preferred Stock and Warrants to purchase 86,667 shares of common stock, at an exercise price of $1.00 per share of common stock (See Note 23).

(viii)
The Company engaged Divine Capital Markets, LLC (“Divine”) to act as Placement Agent (the “Placement Agent”) for the private placement of the Series C Preferred Stock and Warrants. For its services, the Placement Agent received, in addition to a 10.0% commission on the sale of each Unit and a 3.0% non-refundable expense allowance, warrants to purchase 10% of the Units sold at 120% of the Unit purchase price. The warrants to purchase 2.1 Units equates to a warrant to purchase 182,003 shares of the Company’s common stock at $0.72 per share and a second warrant to purchase 182,003 shares of the Company’s common stock at $1.00 per share (See Note 23).

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
U.S. dollars in thousands, except share and per share data

(ix)
On June 2, 2017, the Company issued warrants to purchase 1,000,000 shares of common stock, at an exercise price of $1.10 per share of common stock, pursuant to the terms of a share exchange agreement (See Note 12).

(x)
On July 25, 2017, the Company issued warrants to purchase an aggregate of 163,636 shares of common stock at an exercise price equal to $0.55 per share of common stock in connection with a private placement agreement under which we issued and sold 272,727 shares of common stock to the investor at $0.55 per share for an aggregate purchase price of $150. (See Note 23).

(xi)
On July 28, 2017, the Company entered into an exchange agreement related to a 7% Convertible Note in the principal amount of $125 in which the Company exchanged the 7% Convertible Note for three new promissory notes in the principal amounts of $110 due August 1, 2017; $35 due August 1, 2017; and $34 due August 8, 2017 (individually an Exchange Note and collectively the Exchange Notes). Concurrent with entering into the exchange agreement, the investor entered into a subscription agreement under which we issued and sold in a registered direct offering 200,000 shares of common stock at $0.55 per share for an aggregate purchase price of $110. The 200,000 shares of common stock were purchased through the cancellation of the Exchange Note in the principal amount of $110. Further, the Company issued a warrant to purchase 120,000 shares of common stock at $0.55 per share (See Note 20e).

(xii)
On August 3, 2017, the Company issued warrants to purchase an aggregate of 666,666 shares of common stock at an exercise price equal to $0.70 per share of common stock in connection with the issuance of a 12% Convertible Promissory Note in the aggregate principal amount of $400 (See Note 20b).

(xiii)
On August 10, 2017, the Company issued warrants to purchase an aggregate of 1,475,000 shares of the common stock at an exercise price equal to $0.66 per share of common stock in connection with the issuance of 10% Convertible Promissory Notes in the aggregate principal amount of $880 (See Note 20d).

(xiv)
On November 2, 2017, the Company paid to Aegis Capital Corp. (“Aegis”), its financial advisor, a cash fee of $81 and issued to Aegis a warrant to purchase 148,133 shares of common stock with an exercise price of $0.66 per share of common stock in connection with the issuance of 10% Convertible Promissory Notes in the aggregate principal amount of $1,111 (See Note 20c).

(xv)
On December 5, 2017, the Company entered into an exchange agreement (the “Exchange Agreement”) with several accredited investors, pursuant to which the Company issued an aggregate of 1,523,852 shares of common stock and warrants to purchase 380,466 shares of common stock with an exercise price of $1.10 per share of common stock, in exchange for cancellation of $690 of outstanding debt owed to the investors by Microphase Corporation (See  Note 18f).

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
U.S. dollars in thousands, except share and per share data

The following table summarizes information about common stock warrants outstanding at December 31, 2017:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$0.01	317,460	8.84	$0.01	158,728	$0.01
$0.55	283,636	0.48	$0.55	—	—
$0.66	148,133	4.84	$0.66	—	—
$0.70	1,768,572	4.78	$0.70	1,768,572	$0.70
$0.72	182,003	4.47	$0.72	182,003	$0.72
$0.75	135,909	4.37	$0.75	135,909	$0.75
$0.80	481,666	2.69	$0.80	481,666	$0.80
$1.00	312,003	4.46	$1.00	312,003	$1.00
$1.10	759,486	3.68	$1.10	379,020	$1.10
$0.01 - 1.10	4,388,868	4.61	$0.74	3,417,901	$0.76

The Company has valued the warrants at their date of grant utilizing the Black-Scholes option pricing model.  This model is dependent upon several variables such as the warrants’ term, exercise price, current stock price, risk-free interest rate and estimated volatility of our stock over the contractual term of the warrants. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the contractual life of the warrants.

The Company utilized the Black-Scholes option pricing model and the assumptions used during the years ended December 31, 2017 and 2016:

	2017	2016
Weighted average risk-free interest rate	1.42% — 2.01%	0.98% — 1.28%
Weighted average life (in years)	4.8	4.3
Volatility	98.5% — 128.7%	97.7% — 110.0%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of warrants granted	$ 0.54	$ 0.49

15. OTHER CURRENT LIABILITIES

Other current liabilities at December 31, 2017 and 2016 consist of:

	2017	2016
Accrued payroll and payroll taxes	$359	$128
Warranty liability	86	86
Other accrued expenses	263	184
	$708	$398

16. ADVANCES ON FUTURE RECEIPTS

Between July 6, 2017 and November 1, 2017, the Company received funding as a result of entering into multiple Agreements for the Purchase and Sale of Future Receipts with TVT Capital, LLC pursuant to which the Company sold in the aggregate $4,068 in future receipts of the Company for $2,889. Under the terms of the agreements, the Company will be obligated to pay the initial daily amount of $19 until the $4,068 has been paid in full. As of December 31, 2017, the Company had repaid $1,526. The term future receipts means cash, check, ACH, credit card, debit card, bank card, charged card or other form of monetary payment. The Company recorded a discount in the amount of $1,179 which is reflected as a reduction on the outstanding liability. The discount is being amortized as non-cash interest expense over the term of the agreement. During the years ended December 31, 2017, non-cash interest expense of $600 was recorded from the amortization of debt discounts.

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
U.S. dollars in thousands, except share and per share data

17. REVOLVING CREDIT FACILITY

Microphase entered into a revolving loan agreement with Gerber Finance, Inc. (“Gerber”) in February of 2012, as amended in September 2015 and July 2017 (the “Revolving Credit Facility”). Under the Revolving Credit Facility, Microphase received funds based on a borrowing base, which consisted of a percentage of eligible accounts receivable, up to a maximum revolving amount of $1,400 (the “Maximum Revolving Amount”). Pursuant to the terms of the Revolving Credit Facility, Microphase was subject to an annual facility fee in an amount equal to 1.75% of the Maximum Revolving Amount due on each anniversary, a monthly collateral monitoring fees of $1 and other fees. Interest accrued at the prime rate plus three and three-quarters percent (3.75%) on the unpaid principal. Effective June 15, 2017, the prime rate was increased from 4.00% to 4.25% resulting in a base rate of 8.00%. In December 2017, the Company paid off the Revolving Credit Facility in cash. The interest expense for the period from June 3, 2017 (date loan was assumed) to December 31, 2017 was $84.

On November 6, 2017, Microphase entered into a factoring agreement with CSNK Working Capital Finance Corp. (the “Factoring Agreement”). Under the Factoring Agreement, Microphase received funds based on a borrowing base, which consisted solely of eligible accounts receivable.

18.  NOTES PAYABLE

Notes Payable at December 31, 2017, are comprised of the following. At December 31, 2016 the Company did not have any Notes Payable.

2017
Notes payable to Wells Fargo (a)	$300
Note payable to Department of Economic and Community Development (b)	292
Power-Plus Credit Facilities (c)	171
Note payable to Power-Plus Member (d)	130
Note payable to People's United Bank (e)	19
10% short-term promissory notes (f)	15
Total notes payable	927
Less: current portion	(402)
Notes payable – long-term portion	$525

(a)
At December 31, 2017, Microphase had guaranteed the repayment of two equity lines of credit in the aggregate amount of $300 with Wells Fargo Bank, NA (“Wells Fargo”) (collectively, the “Wells Fargo Notes”). These loans originated prior to the Company’s acquisition of Microphase and Microphase was the recipient of the actual proceeds from the loans. Microphase had previously guaranteed the payment under the first Wells Fargo equity line during 2008, the proceeds of which Microphase had received from a concurrent loan from Edson Realty Inc., a related party owned real estate holding company. As of December 31, 2017, the first line of credit, which is secured by residential real estate owned by a former officer, had an outstanding balance of $212, with an annual interest rate of 4.00%. Microphase had guaranteed the payment under the second Wells Fargo equity line in 2014. Microphase had received working capital loans from the former CEO from funds that were drawn against the second Wells Fargo equity line. As of December 31, 2017, the second line of credit, secured by the former CEO’s principal residence, had an outstanding balance of $88, with an annual interest rate of 3.00%. During the period June 3, 2017 to December 31, 2017, Microphase incurred $8 of interest on the Wells Fargo Notes.

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
U.S. dollars in thousands, except share and per share data

(b)
In August 2016, Microphase received a $300 loan, of which $8 has been repaid, pursuant to the State of Connecticut Small Business Express Job Creation Incentive Program which is administered through the Department of Economic and Community Development (“DECD”) (the “DECD Note”). The DECD Note bears interest at a rate of 3% per annum and is due in August 2026. Payment of principal and interest was deferred during the initial year and commencing in September 2017, payable in equal monthly installments over the remaining term. During the period June 3, 2017 to December 31, 2017, Microphase incurred $5 of interest on the DECD Note. In conjunction with the DECD Note, Microphase was awarded and received a Small Business Express Matching Grant of $100 by the State of Connecticut. State grant funding requires Microphase to spend an equal amount of cash on eligible expense. The Company has utilized $18 of the grant and the balance of $82 is reported within deferred revenue and classified in accounts payable and accrued in the accompanying consolidated balance sheet at December 31, 2017.

(c)
At December 31, 2017, Power-Plus had guaranteed the repayment of two lines of credit in the aggregate amount of $169 with Bank of America NA (“B of A”) and Wells Fargo (collectively, the “Power-Plus Lines”). As of December 31, 2017, the B of A line of credit had an outstanding balance of $97, with an annual interest rate of 6.25%. As of December 31, 2017, the Wells Fargo line of credit had an outstanding balance of $74, with an annual interest rate of 10.00%. During the period September 2 to December 31, 2017, Power-Plus incurred $4 of interest on the Power-Plus Lines.

(d)
Pursuant to the terms of the Purchase Agreement with Power-Plus, the Company entered into a two-year promissory note in the amount of $255 payable to the former owner as part of the purchase consideration. The $255 note is payable in 24 equal monthly installments. On October 18, 2017, for cancellation of debt, the Company entered into a subscription agreement with the former owner under which the Company sold 138,806 shares of common stock at $0.67 per share for an aggregate purchase price of $93 (See Note 23).

(e)
In December 2016, Microphase utilized a $20 overdraft credit line at People’s United Bank with an annual interest rate of 15%. As of December 31, 2017, the balance of that overdraft credit line was $19.

(f)
In December 2016, Microphase issued $705 in 10% short-term promissory notes to nineteen accredited investors which, after deducting $71 of placement fees to its selling agent, Spartan Capital Securities, LLC (“Spartan”), resulted in $634 in net proceeds to Microphase (the “10% Short-Term Notes”). The 10% Short-Term Notes were due one year from the date of issuance. The amount due pursuant to the 10% Short-Term Notes is equal to the entire original principal amount multiplied by 125% (the “Loan Premium”) plus accrued interest. During the period June 3, 2017 to December 31, 2017, Microphase incurred $44 of interest on these 10% short-term promissory notes. On December 5, 2017, in exchange for the cancellation of $690 of outstanding principal and $250 of accrued interest owed to the investors by Microphase Corporation, the Company entered into an Exchange Agreement pursuant to which the Company issued an aggregate of 1,523,852 shares of common stock and warrants to purchase 380,466 shares of common stock with an exercise price of $1.10 per share of common stock, (See Note 23).

(g)
On June 2, 2017, pursuant to the terms of the Share Exchange Agreement and in consideration of legal services, Microphase issued a $450 8% promissory note with a maturity date of November 25, 2017 to Lucosky Brookman, LLP (the “Lucosky Note”). In conjunction with the issuance of the Lucosky Note, the Company issued Lucosky Brookman 10,000 shares of redeemable convertible Series E preferred stock (the “Series E Preferred Stock”) with a stated value of $45 per share as an alternative to providing a guarantee for the amount of the Lucosky Note. The Company, at its option, had the right to redeem for cash the outstanding shares of Series E Preferred Stock, upon written notice to the holder of the shares, at a cash redemption price equal to $45 multiplied by the number of shares being redeemed. Any such optional redemption by the Company would have resulted in a credit against the Lucosky Note. During the period June 3, 2017 to December 29, 2017, Microphase incurred $21 of interest on the Lucosky Note. On December 29, 2017, the Lucosky Note was satisfied through the conversion of the 10,000 shares of Series E Preferred Stock into 600,000 shares of the Company’s common stock (See Note 23).

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
U.S. dollars in thousands, except share and per share data

Other Notes Payable

(h)
Between May 5, 2017 and December 31, 2017, the Company received additional short-term loans of $297 from five accredited investors, of which $75 was from the Company’s corporate counsel, a related party. As additional consideration, the investors received five-year warrants to purchase 224,371 shares of common stock at a weighted average exercise price of $0.77 per share. The warrants are exercisable commencing six months after the issuance date and are subject to certain beneficial ownership limitations. The exercise price of these warrants is subject to adjustment for customary stock splits, stock dividends, combinations and other standard anti-dilution events. The warrants may be exercised for cash or on a cashless basis. During the quarter ended June 30, 2017, the Company recorded debt discount in the amount of $95 based on the estimated fair value of these warrants. The Company computed the fair value of these warrants using the Black-Scholes option pricing model. As a result of the short-term feature of these loans and advances, the debt discount was amortized as non-cash interest expense upon issuance of the warrants using the effective interest method.

During June 2017, the holders of $55 of these short-term loans agreed to cancel their notes for the purchase of 100,001 shares of the Company’s common stock at a price of $0.55 per share. An additional $75 in short-term loans from the Company’s corporate counsel was converted into the Company’s equity securities; $52 was converted into one of the Series C Units and $23 was converted into the Company’s common stock. The Company did not record any additional interest expense as a result of the extinguishment of $130 in short-term loans since the carrying amount of the short-term loans was equivalent to the fair value of the consideration transferred, which was determined from the closing price of the Company’s equity securities on the date of extinguishment. During the year ended December 31, 2017, the Company also repaid $157 in short-term loans.

(i)
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

(j)
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

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
U.S. dollars in thousands, except share and per share data

19. NOTES PAYABLE – RELATED PARTIES

Notes Payable – Related parties at December 31, 2017 and 2016, are comprised of the following:

	2017	2016
Notes payable to MCKEA Holdings, LLC (a)	$—	$250
Notes payable to former officer and employee (b)	309	—
Total notes payable	309	250
Less: current portion	(134)	—
Notes payable – long-term portion	$175	$250

(a)
On December 29, 2016, the Company entered into an agreement with MCKEA Holdings, LLC (“MCKEA”). MCKEA is the majority member of Philou Ventures, LLC, which is the Company’s controlling shareholder. Kristine L. Ault, a director and the wife of Milton C. Ault III, Executive Chairman of the Company’s Board of Directors, is the manager and owner of MCKEA, for a demand promissory note (The “MCKEA Note”) in the amount of $250 bearing interest at the rate of 6% per annum on unpaid principal. The MCKEA Note may be prepaid, in whole or in part, without penalty, at the option of the Company and without the consent of MCKEA. As of December 31, 2016, no interest was accrued on the MCKEA Note. On March 24, 2017, the MCKEA Note was cancelled to purchase the Company’s Series B Preferred Stock pursuant to the terms of the Preferred Stock Purchase Agreement entered into on March 9, 2017 (See Note 23). Since there was no difference between the reacquisition price and the net carrying value of the cancelled debt, no gain or loss was recognized as a result of this transaction.

(b)
Microphase is a party to several notes payable agreements with seven of its past officers, employees and their family members. As of December 31, 2017, the aggregate outstanding balance pursuant to these notes payable agreements, inclusive of $47 of accrued interest, was $356, with annual interest rates ranging between 3.00% and 6.00%. During the period June 3, 2017 to September 30, 2017, Microphase incurred $10 of interest on these notes payable agreements. In July 2016, one of these noteholders initiated litigation to collect the balance owed under the terms of his respective agreement and in October 2017, Microphase and the noteholder entered into a settlement agreement whereby Microphase agreed to pay the outstanding principal and interest of $122 and $43, respectively, by issuing to the noteholder 95,834 shares of Microphase common stock valued at $115 and paying $25 in cash. The value of the Microphase common stock was derived from the Company’s recent acquisition of a majority interest in Microphase. Further, the parties agreed the final $25 would be paid within 18 months of the settlement agreement or Microphase would be required to pay the noteholder an additional $25.

20. CONVERTIBLE NOTES

At December 31, 2016 the Company did not have any Convertible Notes whereas at December 31, 2017, Convertible notes are comprised of the following:
2017
5% Convertible Note (a)	$550
12% Convertible Note (b)	202
Total convertible notes payable	752
Less:
Unamortized debt discounts	(351)
Unamortized financing cost	(3)
Total convertible notes payable, net of financing cost	$398

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
U.S. dollars in thousands, except share and per share data

(a)
On December 4, 2017, the Company entered into a securities purchase agreement to sell a 5% Convertible Note (the “5% Convertible Note”) and 150,000 shares of restricted common stock to an institutional investor. The principal of the 5% Convertible Note and interest thereon may be converted into shares of common stock at $0.60 per share of common stock, subject to adjustments for lower priced issuances, stock splits, stock dividends, combinations or similar events. The 5% Convertible Note is in the principal amount of $550, included an original issue discount (“OID”) of $50 resulting in net proceeds to the Company of $500, bears interest at 5% simple interest on the principal amount, and is due on August 13, 2018. Interest only payments are due on a quarterly basis and the principal is due on June 3, 2018.

At the time of issuance of the 5% Convertible Note, the closing price of the Company’s common stock was in excess of the conversion price, resulting in a BCF. The BCF embedded in the 5% Convertible Note is accounted for under ASC No. 470, Debt. At issuance, the intrinsic value of the BCF totaled $244 based on the difference between the effective conversion price and the fair value of the Company’s common stock at the commitment date of the transaction. The intrinsic value of the BCF exceeded the proceeds allocated to the relative fair value of the 5% Convertible Note. The BCF is being amortized to interest expense over the term of the 5% Convertible Note using the effective interest method.  The valuation of the BCF was calculated based on the effective conversion price compared with the market price of the Company’s common stock on the date of issuance of the Convertible Note.

In aggregate, the Company recorded debt discount in the amount of $550 based on the relative fair values of the 150,000 shares of common stock of $256, BCF of $244 and OID of $50. The debt discount is being amortized as non-cash interest expense over the term of the debt. During the year ended December 31, 2017, non-cash interest expense of $381 was recorded from the amortization of debt discounts. In January 2018, the 5% Convertible Note was converted into 921,645 shares of the Company’s common stock based upon the contractual rights included in the 5% Convertible Note.

(b)
On August 3, 2017, the Company entered into a securities purchase agreement to sell a 12% Convertible Note (the “12% Convertible Note”) and a warrant to purchase 666,666 shares of common stock to an accredited investor. The principal of the 12% Convertible Note may be converted into shares of common stock at $0.55 per share and under the terms of the Warrant, up to 666,666 shares of common stock may be purchased at an exercise price of $0.70 per share.

The 12% Convertible Note is in the principal amount of $400, included an OID of $40 resulting in net proceeds to the Company of $360, bears interest at 12% simple interest on the principal amount, and is due on August 13, 2018. Interest only payments are due on a quarterly basis and the principal is due on August 3, 2018. The principal may be converted into shares of the Company’s common stock at $0.55 per share.

The Company computed the fair value of the 666,666 warrants using the Black-Scholes option pricing model and, as a result of this calculation, recorded debt discount in the amount of $167 based on the estimated fair value of the 666,666 warrants.

The beneficial conversion feature (“BCF”) embedded in the 12% Convertible Note is accounted for under ASC No. 470, Debt. At issuance, the intrinsic value of the BCF totaled $187. The Company, however, was prohibited from issuing shares of common stock pursuant to the 12% Convertible Note until stockholder approval of such issuance of securities was obtained as required by applicable NYSE American listing rules. The Company received stockholder approval for the share issuances on December 28, 2017. The intrinsic value of the BCF is being amortized to interest expense over the term of the 12% Convertible Note using the effective interest method. The valuation of the BCF was calculated based on the effective conversion price compared with the market price of the Company’s common stock on the date of issuance of the 12% Convertible Note. In aggregate, the Company recorded debt discount in the amount of $394 based on the relative fair values of the 666,666 warrants, BCF and OID of $40. During the year ended December 31, 2017, non-cash interest expense of $212 was recorded from the amortization of debt discounts.

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
U.S. dollars in thousands, except share and per share data

On December 28, 2017, principal and accrued interest of $198 and $5, respectively, on the 12% Convertible Note was satisfied through the issuance of 368,760 shares of the Company’s common stock (See Note 23) and the remaining balance was converted into shares of the Company’s common stock on January 10, 2018 (See Note 27). The fair value of the warrants was estimated using the Black-Scholes option-pricing method. The risk-free rate of 1.79% was derived from the U.S. Treasury yield curve, matching the term of the warrant, in effect at the measurement date. The volatility factor of 107.3% was determined based on the Company’s historical stock prices.

Convertible Notes Converted into Common Stock during 2017

(c)
On November 2, 2017, the Company entered into a securities purchase agreement to sell a 5% Convertible Note (the “November 5% Convertible Note”) and 300,000 shares of restricted common stock to an institutional investor. The principal of the November 5% Convertible Note and interest thereon was convertible into shares of common stock at $0.60 per share of common stock, subject to adjustments for lower priced issuances, stock splits, stock dividends, combinations or similar events. The November 5% Convertible Note was in the principal amount of $1,111 and included an original issue discount (“OID”) of $101 and debt issuance costs of $106, resulting in net proceeds to the Company of $904. The November 5% Convertible Note provided for 5% simple interest on the principal amount.

In connection with the November 5% Convertible Note, the Company paid to Aegis Capital Corp. (“Aegis”), its financial advisor, a cash fee of $81 and issued to Aegis a warrant to purchase up to 148,133 shares of common stock with an exercise price of $0.66 per share, subject to adjustment for stock splits, stock dividends, combinations or similar events. The warrant is exercisable at any time commencing six months from the date of issuance through five years from the date of issuance and may be exercised for cash or on a “cashless” basis if there is no effective registration statement registering, or no current prospectus available for the resale of, all of the shares of common stock underlying the warrant.

The debt conversion features embedded in the November 5% Convertible Note is accounted for under ASC No. 470, Debt. At the time of issuance, the intrinsic value of the debt conversion features utilizing the Black Scholes option pricing model totaled $424. The intrinsic value of the debt conversion feature combined with the amount of the original issue discount and the relative value of the 300,000 shares of common stock and warrants to purchase 148,133 shares of common stock exceeded the proceeds allocated to the relative fair value of the November 5% Convertible Note and resulted in aggregate debt discount of $723. The respective debt discount of $723 was amortized to interest expense over the term of the November 5% Convertible Note using the effective interest method. In addition, the Company incurred $106 of debt issuance costs which are also being amortized as non-cash interest expense over the term of the debt.

On December 13, 2017 and December 14, 2017, the entire $1,111 of principal on the November 5% Convertible Note was satisfied through the issuance of 1,851,667 shares of the Company’s common stock based upon the contractual rights provided for in the November 5% Convertible Note (See Note 14).

During the year ended December 31, 2017, non-cash interest expense of $829 was recorded from the amortization of debt discounts and debt financing cost.

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
U.S. dollars in thousands, except share and per share data

(d)
On August 10, 2017, the Company, entered into securities purchase agreements with five institutional investors to sell for an aggregate purchase price of $800, 10% Senior Convertible Promissory Notes (the “10% Convertible Notes”) with an aggregate principal face amount of $880 and warrants to purchase an aggregate of 1,475,000 shares of common stock. The principal of the 10% Convertible Notes and interest earned thereon may be converted into shares of common stock at $0.60 per share and under the terms of the Warrant, up to 1,475,000 shares of common stock may be purchased at an exercise price of $0.66 per share.

The 10% Convertible Notes are in the aggregate principal amount of $880, included an OID of $80 resulting in net proceeds to the Company of $800, bear simple interest at 10% on the principal amount, and principal and interest are due on February 10, 2018. Subject to certain beneficial ownership limitations, each investor may convert the principal amount of the 10% Convertible Notes and accrued interest earned thereon at any time into shares of common stock at $0.60 per share. The conversion price of the 10% Convertible Notes is subject to adjustment for customary stock splits, stock dividends, combinations or similar events.

The Company computed the fair value of the 1,475,000 warrants using the Black-Scholes option pricing model and, as a result of this calculation, recorded debt discount in the amount of $357 based on the estimated intrinsic value of the 1,475,000 warrants. The intrinsic value of the warrants was estimated using the Black-Scholes option-pricing method. The risk-free rate of 1.78% was derived from the U.S. Treasury yield curve, matching the term of the warrant, in effect at the measurement date. The volatility factor of 107.3% was determined based on the Company’s historical stock prices.

The BCF embedded in the 10% Convertible Notes is accounted for under ASC No. 470, Debt. At issuance, the estimated fair value of the BCF totaled $327. The fair value of the BCF was allocated from the net proceeds of the 10% Convertible Notes and was amortized to interest expense over the term of the 10% Convertible Notes using the effective interest method.  The valuation of the BCF was calculated based on the effective conversion price compared with the market price of the Company’s common stock on the date of issuance of the 10% Convertible Notes. In aggregate, the Company recorded debt discount in the amount of $764 based on the relative fair values of the 1,475,000 warrants of $357, BCF of $327 and OID of $80. During the years ended December 31, 2017, non-cash interest expense of $764 was recorded from the amortization of debt discounts.

During December 2017, the entire principal and accrued interest of $880 and $54, respectively, on the 10% Convertible Notes was satisfied through the issuance of 1,557,417 shares of the Company’s common stock based upon the contractual rights provided for in the 10% Convertible Note (See Note 14).

Other Convertible Notes Payable

(e)
On April 17, 2017, the Company entered into two 7% convertible notes (the “7% Convertible Notes”) each in the aggregate principal amount of $125 for a total of $250. The 7% Convertible Notes accrued interest at 7% simple interest on the principal amount and were due on June 2, 2017. The principal was convertible into shares of the Company’s common stock at $0.75 per share. The noteholder could convert the principal amount of the 7% Convertible Notes at any time into common stock. The 7% Convertible Notes contained standard and customary events of default including, but not limited to, failure to make payments when due under the 7% Convertible Note agreements and bankruptcy or insolvency of the Company. The Company had the right to prepay the 7% Convertible Notes. The 7% Convertible Notes were repaid during July 2017.

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

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
U.S. dollars in thousands, except share and per share data

The BCF embedded in the 7% Convertible Notes is accounted for under ASC No. 470, Debt. At issuance, the estimated fair value of the BCF totaled $31. The fair value of the BCF was allocated from the net proceeds of the 7% Convertible Note and was amortized to interest expense over the term of the 7% Convertible Notes using the effective interest method. The valuation of the BCF was calculated based on the effective conversion price compared with the market price of the Company’s common stock on the date of issuance of the Convertible Note. In aggregate, the Company recorded debt discount in the amount of $93 based on the relative fair values of the 7% Convertible Note Warrants of $61 and BCF of $32. During the three months ended June 30, 2017, the entire non-cash interest expense of $93 was recorded from the amortization of debt discounts.

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

On July 28, 2017, the Company entered into an exchange agreement related to the second 7% Convertible Note. Under the terms of the exchange agreement, the Company exchanged the 7% Convertible Note for three new promissory notes in the principal amounts of $110 due August 1, 2017; $35 due August 1, 2017; and $34 due August 8, 2017 (individually an Exchange Note and collectively the Exchange Notes) and issued a new warrant to purchase 83,334 shares of common stock at $0.55 per share and cancelled the prior warrant to purchase 83,334 shares of common stock at $0.90 per share. The Company recorded a $55 extinguishment charge as a result of this transaction.

Concurrent with entering into the exchange agreement, the investor entered into a subscription agreement under which the Company issued and sold in a registered direct offering 200,000 shares of common stock at $0.55 per share for an aggregate purchase price of $110. The 200,000 shares of common stock were purchased through the cancellation of the Exchange Note in the principal amount of $110. In addition, in a concurrent private placement, the investor entered into a separate securities purchase agreement under which the Company issued and sold 63,600 shares of common stock at $0.55 per share for an aggregate of purchase price of $35. The 63,600 shares of common stock were purchased through the cancellation of the Exchange Note in the principal amount of $35. Further, the Company issued a warrant to purchase 120,000 shares of common stock at $0.55 per share. The final Exchange Note in the principal amount of $34 was repaid. In aggregate, and including the $55 extinguishment charge above, the Company recorded an additional non-cash interest expense of $110 as a result of the extinguishment of the $125 7% Convertible Note based on the difference of the carrying amount of the 7% Convertible Note and the fair value of the consideration transferred, which was determined from the closing price of the Company’s common stock on the date of extinguishment and based upon (i) the change in the fair value of the warrants due to the exchange of the warrant with an exercise price of $0.90 per share with a new warrant with an exercise price of $0.55 per share, (ii) the fair value of the warrant to purchase 120,000 shares of common stock and (iii) the value of the shares of cash and common stock in excess of the amount owed pursuant to the 7% Convertible Note.

(f)
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

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
U.S. dollars in thousands, except share and per share data

The BCF embedded in this convertible note is accounted for under ASC No. 470, Debt. At issuance, the estimated fair value of the BCF totaled $26. The fair value of the BCF was allocated from the net proceeds of the convertible note and was amortized to interest expense over the term of the convertible note using the effective interest method. The valuation of the BCF was calculated based on the effective conversion price compared with the market price of the Company’s common stock on the date of issuance of the convertible note. In aggregate, the Company recorded debt discount in the amount of $51 based on the relative fair values of the warrants of $25 and BCF of $26. During 2017, non-cash interest expense of $51 was recorded from the amortization of debt discounts. The intrinsic value of the warrants was estimated using the Black-Scholes option-pricing method. The risk-free rate of 1.84% was derived from the U.S. Treasury yield curve, matching the term of the warrant, in effect at the measurement date. The volatility factor of 104.7% was determined based on the Company’s historical stock prices.

21. CONVERTIBLE NOTE – RELATED PARTY

At December 31, 2017 the Company did not have any related party convertible notes. Convertible notes – related party at December 31, 2016 are comprised of the following:

2016
12% Convertible secured note	$530
Less:
Unamortized debt discounts	(484)
Unamortized financing cost	(12)
Convertible note – related party	$34

2016 Convertible Note

On October 21, 2016, the Company entered into a 12% convertible secured note (the “Convertible Note”) in the principal amount of $530. The Convertible Note included an OID of $30 resulting in net proceeds to the Company of $500. Additionally, the Convertible Note accrued interest at 12% simple interest on the principal amount, was secured by all the assets of the Company, and was due on October 20, 2019. Interest only payments were due on a quarterly basis and the principal was convertible into shares of the Company’s common stock at $0.55 per share. The conversion price of the Convertible Note was subject to adjustment for customary stock splits, stock dividends, combinations or other standard anti-dilution events.

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

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
U.S. dollars in thousands, except share and per share data

The BCF embedded in the Convertible Note is accounted for under ASC No. 470, Debt. At issuance, the estimated fair value of the BCF totaled $329. The intrinsic value of the BCF was allocated from the net proceeds of the Convertible Note and the respective discount and is being amortized to interest expense over the term of the Convertible Note using the effective interest method.  The valuation of the BCF was calculated based on the effective conversion price compared with the market price of the Company’s common stock on the date of issuance of the Convertible Note.

In aggregate, the Company recorded debt discount in the amount of $518 based on the relative fair values of the Convertible Note Warrants of $159, BCF of $329 and OID of $30. The debt discount is being amortized as non-cash interest expense over the term of the debt. In addition, the Company incurred $13 of debt issuance costs which are also being amortized as non-cash interest expense over the term of the debt. During the years ended December 31, 2017 and 2016, non-cash interest expense of $496 and $34, respectively, was recorded from the amortization of debt discounts and debt financing cost.

During the period from November 27, 2017 to December 6, 2017, the entire $530 of principal on the Convertible Note was satisfied through the issuance of 963,636 shares of the Company’s common stock based upon the contractual rights provided for in the Convertible Note (See Note 14). As of December 31, 2016, accrued interest on the Convertible Note was $12.

2017 Convertible Note

On December 5, 2017, the Company entered into an exchange agreement with WT Johnson & Sons (Huddersfield) Limited (the “Holder”), pursuant to which the Company issued to the Holder, (a) a convertible promissory note in the principal amount of $600 (“Note A”), and (b) a convertible promissory note in the principal amount of $1,668 (“Note B”), in exchange for cancellation of (i) an outstanding loan made by the Holder to MTIX Ltd., a related party of the Company (“MTIX”), in the amount of $266; and (ii) cancellation of an aggregate of $2,002 owed by the Company to the Holder pursuant to an Agreement for the Sale and Purchase of a Textile Multi-Laser Enhancement Technology Machine dated as of July 21, 2017 by and between MTIX and the Holder.

Note A is convertible into the Company’s common stock at a conversion price of $1.00 per share, does not bear interest, and matures two years from issuance. Note B is convertible into the Company’s common stock at a conversion price of $0.85 per share, does not bear interest, and matures two years from issuance. However, the Holder shall not have the right to convert any portion of Note B, following receipt by the Holder of an aggregate of $2,268 of gross proceeds from the sale of shares of Common Stock issued upon conversion of Note A or Note B.

During December 2017, the Company issued 600,000 shares of its common stock upon the conversion of Note A and the Holder notified the Company that gross proceeds during the month of December 2017 from sales of the 600,000 shares of common stock were sufficient to satisfy the entire $2,268 obligation. As a result of entering into the exchange agreement with the Holder, MTIX is obligated to pay the Company $2,668, consisting of amount of the exchange agreement of $2,268 and a value added tax of $400 from the sale of the Textile Multi-Laser Enhancement Technology Machine. At December 31, 2017, the Company has valued the note receivable due from MTIX at $600, the carrying amount of Note A. The Company will recognize the remainder of the amount due from MTIX upon payment of the promissory note by MTIX.

22. COMMITMENTS

In November 2012, the Company signed an operating lease agreement for the US headquarters for a period of 7 years with an option to extend for additional 5 years. In September 2009, the Company's United Kingdom subsidiary signed a new agreement for a lease in respect of the UK facility for a period of 15 years with an option to cancel the lease after 10 years on September 2019. In addition, we lease 33,361 square-feet of other space domestically that includes office, engineering, laboratory and warehouse space in both California and Connecticut. The annual base rent under these leases, payable on a monthly basis, is approximately $447,000 during 2018. These leases expire between May 2018 and May 2026.

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
U.S. dollars in thousands, except share and per share data

Future non-cancellable rental commitments under operating leases are as follows:

2018	$762
2019	682
2020	576
2021	359
2022	348
Thereafter	1,268
$3,995

Total rent expense for the years ended December 31, 2017 and 2016 was approximately $291 and $294, respectively.

Employment Agreements

Amos Kohn

On November 30, 2016, the Company entered into an employment agreement with Amos Kohn to serve as President and Chief Executive Officer with an effective date of September 22, 2016. For his services, Mr. Kohn will be paid a salary of $300 per annum increasing to $350 per annum provided that the Company achieves revenues in the aggregate amount of at least $10,000 as determined in accordance with U.S. GAAP for the trailing four calendar quarters.

In addition, Mr. Kohn shall be eligible for an annual cash bonus equal to a percentage of his annual base salary based on achievement of applicable performance goals determined by the Company’s compensation committee after conferring with Mr. Kohn. The target amount of Mr. Kohn’s annual performance bonus shall be 25 to 50% of his then annual base salary but may be greater upon mutual agreement between Mr. Kohn and the compensation committee.

Further, Mr. Kohn is entitled to receive equity participation as follows: (A) a warrant to purchase 317,460 shares of the Company’s common stock at $0.01 per share; and (B) a ten-year option to purchase 1,000,000 shares of the Company’s Common Stock at an exercise price of $0.65 per share, which represented the high price for a share of common stock on November 3, 2016, the day the Board approved the grant. The option to purchase 1,000,000 shares of common stock is subject to the following vesting schedule: (1) options to purchase 500,000 shares of Common Stock shall vest upon the effective date; (2) options to purchase 250,000 shares of Common Stock shall vest ratably over six months beginning with the first month after the effective date; and (3) options to purchase 250,000 shares of common stock shall vest ratably over twelve months beginning with the first month after the effective date. As part of the grant of the options to purchase 1,000,000 shares, Mr. Kohn forfeited options to purchase 535,000 shares of common stock previously granted to him under the Company’s Incentive Share Option Plans.

In the event that Mr. Kohn is terminated by the Company without cause, or if Mr. Kohn resigns for good reason, Mr. Kohn shall be entitled to (A) all annual salary earned prior to the termination date, any earned but unpaid portion of Mr. Kohn’s annual performance bonus for the year preceding in which such termination occurred and any earned but unpaid paid time off; (B) an amount equal to 100% of Mr. Kohn’s then in effect annual base salary plus an additional 1/12th of Mr. Kohn’s annual base salary for each year of employment with the Company prior to such termination; (C) an amount equal to the average of Mr. Kohn’s two prior years’ annual bonuses (with such average not to exceed 50% of the Mr. Kohn’s annual base salary in effect at the time of termination) prorated for the portion of the year that executive was employed; (D) accelerated vesting of all outstanding unvested stock options and other equity arrangements subject to vesting and held by Mr. Kohn through the termination date and the Company’s right to repurchase Mr. Kohn’s restricted stock shall cease; and (E) to the extent required by COBRA, continuation of group health benefits pursuant to the Company's standard programs or in effect at the termination date at Company expense for a period of not less than 18 months.

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
U.S. dollars in thousands, except share and per share data

If Mr. Kohn is terminated without cause, or resigns for good reason within 12 months of a change of control, Mr. Kohn shall be entitled to receive: (A) payment in a lump sum of Mr. Kohn annual base salary for 24 months and any accrued, unused paid time-off; (B) accelerated vesting of all outstanding unvested stock options and other equity arrangements subject to vesting and the Company’s right to repurchase Mr. Kohn restricted stock shall cease; and (C) to the extent required by COBRA, continuation of group health benefits pursuant to the Company's standard programs or in effect at the termination date at the Company’s expense for a period of not less than 18 months.

William Horne

On January 25, 2018, the Company entered into a five-year employment agreement with William Horne to serve as Chief Financial Officer and Executive Vice President of the Company and its subsidiaries.  For his services, Mr. Horne will be paid a base salary of $250 per annum.

Upon signing of the employment agreement, Mr. Horne is entitled to a signing bonus in the amount of $25.  In addition, Mr. Horne shall be eligible to receive an annual cash bonus equal to a percentage of his annual base salary based on achievement of applicable performance goals determined by the Company’s compensation committee.

Further, Mr. Horne is entitled to receive equity participation as follows: (A) a grant of restricted stock in the aggregate amount of 1,000,000 shares of common stock, which shares shall vest in installments of two hundred thousand (200,000) shares annually over five (5) years beginning on January 1, 2019, provided, however, that such shares may, in whole or in part, in the discretion of the Compensation Committee, vest immediately upon the filing of an Annual Report on Form 10-K with the SEC  that shows that the Company’s revenues for the applicable fiscal year reached or exceeded $100,000; notwithstanding the foregoing, before the Company accelerates any such vesting, the Company’s Compensation Committee must prior thereto have obtained the consent of Mr. Horne, which consent may be withheld in his discretion, and (B) an option to purchase 500,000 shares of common stock of the Company at a per share price equal to the closing price of $2.32, the closing market price of the shares of common stock on January 24, 2018, which option will vest over 60 months.

Mr. Horne’s bonuses, if any, and all stock based compensation shall be subject to “Company Clawback Rights” if during the period that Mr. Horne is employed by the Company and upon the termination of Mr. Horne’s employment and for a period of two years thereafter, if there is a restatement of any of the Company’s financial results from which any bonuses and stock based compensation to Mr. Horne shall have been determined.

Upon termination of Mr. Horne’s employment (other than upon the expiration of the employment), Mr. Horne shall be entitled to receive: (A) any earned but unpaid base salary through the termination date; (B) all reasonable expenses paid or incurred; and (C) any accrued but unused vacation time.

Further, unless Mr. Horne’s employment is terminated as a result of his death or disability or for cause or he terminates his employment without good reason, then upon the termination or non-renewal of Mr. Horne’s employment, the Company shall pay to Mr. Horne a “Separation Payment” as follows:  (A)  an amount equal to four weeks of base salary for each full year of service, (B) should Mr. Horne provide the Company with a separation, waiver and release agreement  within 60 days of termination, then the Company shall: (i) pay his base salary until the last to occur (the “Separation Period”) of (1) the expiration of the remaining portion of the initial term or the then applicable renewal term, as the case may be, or (2) the 12-month period commencing on the date Mr. Horne is terminated, payable in one lump sum; (ii) provide during the Separation Period the same medical, dental, long-term disability and life insurance; and (iii) pay an amount equal to the product obtained by multiplying (x) the maximum annual bonus as Mr. Horne would have been otherwise entitled to receive by (y) the fraction in which the numerator is the number of calendar months worked including the entire month in which severance occurred and the denominator of which is 12; and (iv) all outstanding options and other equity awards shall immediately vest and become fully exercisable for a period of 24 months.  Finally, upon the occurrence of a change in control, Mr. Horne will be paid an amount equal to four times his Separation Payment.

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
U.S. dollars in thousands, except share and per share data

Acquisition

            On December 31, 2017, CooliSys entered into a share purchase agreement with Micronet Enertec Technologies, Inc. (“MICT”), a Delaware corporation, Enertec Management Ltd., an Israeli corporation and wholly owned subsidiary of MICT (“EML” and, together with MICT, the “Seller Parties”), and Enertec Systems 2001 Ltd. (“Enertec”), an Israeli corporation and wholly owned subsidiary of EML, pursuant to which Coolisys shall acquire Enertec, subject to the terms and conditions set forth in the Agreement (the “Acquisition”). Enertec is Israel’s largest private manufacturer of specialized electronic systems for the military market.

The purchase price shall be $5,250, as adjusted for any closing debt surplus or deficit (the “Purchase Price”). If Enertec’s outstanding debt owed to certain creditors (the “Bank Debt”) at the closing shall be less than $4,000, then the Purchase Price shall be increased by the difference between $4,000 and such lower Bank Debt. If Enertec’s outstanding Bank Debt at the closing shall be greater than $4,000, then the Purchase Price shall be reduced by the difference between $4,000 and the higher Bank Debt. Consummation of the Acquisition is subject to customary closing conditions.

Either party may terminate the Agreement if the Acquisition has not been consummated within the later of 60 days following signing or 15 days following the Seller Parties’ delivery to Coolisys of Enertec’s audited financial statements for the year ending December 31, 2017 (the “End Date”), provided however, that the End Date shall be extended by an additional 30 days if Enertec’s Bank Debt is accelerated as a result of the Agreement and such accelerated Bank Debt is greater than $2,000.  Coolisys shall be required to pay the Seller Parties a termination fee of $300 in the event that Coolisys fails to consummate the Acquisition by the End Date following satisfaction of all of its closing conditions, or upon termination by the Seller Parties due to Coolisys’s breach of its representations and warranties that have not been cured for 15 days.

23. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 25,000,000 shares of Preferred Stock $0.01 par value. The Board of Directors has designated 500,000 shares of its Preferred Stock as Series A cumulative Redeemable Convertible Preferred shares (the “Series A Preferred Stock”), 500,000 shares as Series B Convertible Preferred Stock (the “Series B Preferred Stock”), 460,000 shares as Series C Convertible Preferred Stock (the “Series C Preferred Stock”), 378,776 shares as Series D Convertible Preferred Stock (the “Series D Preferred Stock”), and 10,000 shares as Series E Convertible Preferred Stock (the “Series E Preferred Stock”). The rights, preferences, privileges and restrictions on the remaining authorized 23,151,224 shares of Preferred Stock have not been determined. The Company’s Board of Directors is authorized to create a new series of preferred shares and determine the number of shares, as well as the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred shares. As of December 31, 2017, there were 100,000 shares of Series B Preferred Stock, 378,776 shares of Series D Preferred Stock and no other shares of Preferred Stock were issued or outstanding.

Series B Preferred Stock

On March 9, 2017, the Company entered into a Preferred Stock Purchase Agreement with Philou, a related party. Pursuant to the terms of the Preferred Stock Purchase Agreement, Philou may invest up to $5,000 in the Company through the purchase of Series B Preferred Stock over the term of 36 months.

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
U.S. dollars in thousands, except share and per share data

Each share of Series B Preferred Stock has a stated value of $10.00 per share. Each share of Series B Preferred Stock may be convertible at the holder’s option into shares of common stock of the Company at a conversion rate of $0.70 per share, upon the earlier to occur of: (i) 60 months from the closing date, or (ii) upon the filing by the Company of one or more periodic reports that, singly or collectively, evidence that the Company’s gross revenues have reached no less than $10,000 in the aggregate, on a consolidated reporting basis, over four consecutive quarters in accordance with U.S.  GAAP. The conversion price will be subject to standard anti-dilution provisions in connection with any stock split, stock dividend, subdivision or similar reclassification of the common stock.

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

Between March 24, 2017 and June 2, 2017, Philou purchased 100,000 shares of Series B Preferred Stock pursuant to the Preferred Stock Purchase Agreement in consideration of the cancellation of the Company debt due to Philou in the aggregate amount of $500 and cash of $500. In addition, Philou received warrants to purchase 1,428,572 shares of common stock at an exercise price of $0.70 per share of common stock, which have been classified as equity instruments. The Company determined that the estimated relative fair value of these warrants, which are classified as equity, was $401 using the Black-Scholes option pricing model. Since the warrants were classified as equity securities, the Company allocated the $1,000 purchase price based on the relative fair values of the Series B Preferred Stock and the warrants following the guidance in ASC No. 470, Debt.

The Series B Convertible Preferred Stock is convertible at any time, in whole or in part, at the option of Philou, into shares of common stock at a fixed conversion price, which is subject to adjustment for stock splits, stock dividends, combinations or similar events, of $0.70 per share. As the effective conversion price of the Series B Convertible Preferred Stock on a converted basis was below the market price of the Company’s common stock on the date of issuance, it was determined that these discounts represent contingent beneficial conversion features, which was valued at $265 based on the difference between the effective conversion price and the market price of the Company’s common stock on the date of issuance.

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
U.S. dollars in thousands, except share and per share data

The Company, however, was prohibited from issuing shares of common stock pursuant to the Series B Convertible Preferred Stock until stockholder approval of such issuance of securities was obtained, as required by applicable NYSE American listing rules. The Company received stockholder approval of such share issuances on December 28, 2017. This provision resulted in a contingent beneficial conversion feature that was recognized on December 28, 2017, the date the contingency was resolved. These features are analogous to preference dividends and are recorded as a non-cash return to preferred shareholders through accumulated deficit.

Series C Preferred Stock

Between May 24, 2017 and June 19, 2017, the Company entered into subscription agreements (the “Series C Subscription Agreement”) with approximately twenty accredited investors (the “Series C Investors”) in connection with the sale of twenty-one Units at a purchase price of $52 per Unit raising in the aggregate $1,092 with each Unit consisting of 21,667 shares of Series C Preferred Stock and Warrants to purchase 86,667 shares of common stock. Divine acted as the Company’s placement agent.

Each share of Series C Preferred Stock has a stated value of $2.40 per share. Each share of Series C Preferred Stock may be convertible at the holder’s option into shares of Common Stock of the Company at a conversion price of $0.60 per share, which, currently, represents four shares of Common Stock. The conversion price is subject to standard anti-dilution provisions in connection with any stock split, stock dividend, subdivision or similar reclassification of the Common Stock. Each share of Series C Preferred stock is mandatorily converted into shares of Common Stock based on the then conversion price in effect in the event that the Company’s Common Stock closing price exceeds $1.20 per share for 20 consecutive trading days. As the effective conversion price of the Series C Convertible Preferred Stock on a converted basis was below the market price of the Company’s common stock on the date of issuance, it was determined that these discounts represent beneficial conversion features, which were valued at $319 and recognized as a deemed dividend, based on the difference between the effective conversion price and the market price of the Company’s common stock on the date of issuance.

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

During December 2017, pursuant to the conversion terms of the Series C Preferred Stock, all of the Series C Investors elected to convert their 455,002 shares of Series C Preferred Stock into 1,820,008 shares of the Company’s common stock. Additionally, of the 1,820,002 warrants that were issued in conjunction with the Series C Subscription Agreements, the Company issued 1,603,335 shares of its common stock upon cash-based exercises that resulted in gross proceeds to the Company of $1,603 and issued 70,909 shares of its common stock upon the cashless exercise of a warrant to purchase 86,667 shares of common stock.

Series D Preferred Stock

 On June 2, 2017, pursuant to the terms of the Share Exchange Agreement, the Company acquired 1,603,434 shares of the issued and outstanding common stock of Microphase Common Stock in exchange for the issuance by the Company of 1,842,448 shares of the Company’s Common Stock, 378,776 shares of the Company’s Series D Preferred Stock and warrants to purchase an aggregate of 1,000,000 shares of the Company’s Common Stock.

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
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

The holders of Series D Preferred Stock shall not be entitled to receive dividends and shall have no voting rights except as otherwise required by law. Upon the shareholders of DPW Common Stock approving the conversion of the Series D Preferred Stock into shares of DPW Common Stock in connection with the acquisition of MPC Common Stock and for purposes of compliance with Rule 713 of the NYSE American, then each share of Series D Preferred Stock shall automatically be converted into two shares of DPW Common Stock, for an aggregate of 757,552 shares of DPW Common Stock.

Series E Preferred Stock

On June 2, 2017, pursuant to the terms of the Share Exchange Agreement and in consideration of legal services, Microphase issued a $450 8% promissory note with a maturity date of November 25, 2017 to an unsecured creditor, Lucosky Brookman, LLP (the “Lucosky Note”). In conjunction with the issuance of the Lucosky Note, the Company issued Lucosky Brookman 10,000 shares of Series E Preferred Stock with a stated value equal to forty-five dollars ($45.00) per share. The Company, at its option, may redeem for cash, in whole or in part, at any time and from time to time, the shares of Series E Preferred Stock at the time outstanding, upon written notice to the holder of the shares, at a cash redemption price equal to $45 multiplied by the number of shares being redeemed. Any such optional redemption by the Company shall be credited against the Lucosky Note.

In the event the Company shall liquidate, dissolve or wind up, the holders of Series E Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of the DPW Common Stock, the Company’s Series A Preferred Stock, or to the holders of any other junior series of preferred stock, by reason of their ownership thereof and subject to the rights of the Company’s Series B Preferred Stock, Series C Preferred Stock and any other class or series of Company stock subsequently issued that ranks senior to the Series E Preferred Stock an amount per share in cash or equivalent value in securities or other consideration equal to $0.01 per share. The holders of Series E Preferred Stock shall not be entitled to receive dividends and shall have no voting rights except as otherwise required by law. Subject to the shareholders of DPW Common Stock of the Company approving the conversion of the Series E Preferred Stock into shares of Common Stock in connection with the acquisition of MPC Common Stock and for purposes of compliance with Rule 713 of the NYSE American, then each share of Series E Preferred Stock may be converted into sixty (60) shares of DPW Common Stock, for an aggregate of 600,000 shares of DPW Common Stock. On December 29, 2017, the Lucosky Note was satisfied through the conversion of the 10,000 shares of Series E Preferred Stock into 600,000 shares of the Company’s common stock.

Common Stock

2016 Issuance

Common stock confers upon the holders the rights to receive notice to participate and vote in the general meeting of shareholders of the Company, to receive dividends, if and when declared, and to participate in a distribution of surplus of assets upon liquidation of the Company.

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
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

The 2016 Subscription Agreement provides that, until November 15, 2017, investors who purchased at least $100 had the right to participate in the purchase of up to 50% of the securities offered by the Company in any future financing transactions, with limited exceptions.

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

2017 Issuances

Issuances of Common Stock for Cash or a Combination of Cash and Cancellation of Debt

On March 15, 2017, Company entered into a subscription agreement with a related party for the sale of 500,000 shares of common stock at $0.60 per share for the aggregate purchase price of $300.

On July 24, 2017, we entered into subscription agreements with six investors, and on July 25, 2017 we entered into a securities purchase agreement with an institutional investor, under which we agreed to issue and sell in the aggregate 851,363 shares of common stock to the investors at $0.55 per share for an aggregate purchase price of $468. Of the aggregate purchase price of $468, $445 was paid in cash and $23, which represented 41,818 of the total shares of common stock sold, was in consideration for the cancellation of debt of the Company. The company granted warrants to purchase 109,090 shares of common stock to two of the investors that entered into the subscription agreements at $0.75 per share. In a concurrent private placement, we sold to the institutional investor warrants to purchase an aggregate of 163,636 shares of the Company’s common stock at an exercise price equal to $0.55 per share.

On October 18, 2017, the Company entered into subscription agreements with five investors, under which we agreed to issue and sell in the aggregate 452,239 shares of common stock to the investors at $0.67 per share for an aggregate purchase price of $303. $210 of the purchase price was paid in cash and $93, which represented 138,806 of the total shares of common stock sold, was paid through the cancellation of debt incurred by the Company.

On November 7, 2017, the Company entered into subscription agreements with investors under which the Company agreed to issue and sell in the aggregate 725,000 shares of common stock to the investors at $0.60 per share for an aggregate purchase price of $435. $280 of the aggregate purchase price was paid in cash and $155, which represented 258,333 of the total shares of common stock sold, was paid through the cancellation of debt incurred by the Company.

On December 5, 2017, the Company entered into subscription agreements with investors for the sale of 640,000 shares of common stock at $1.25 per share for the aggregate purchase price of $800. The direct offering closed December 13, 2017.

In aggregate, the above transactions resulted in the issuance of 2,729,645 shares of common stock for cash proceeds, net of $73 in financing costs, of $1,962 and the issuance of 438,957 shares of common stock for the cancellation of $271 in debt incurred by the Company.

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
U.S. dollars in thousands, except share and per share data

Issuances of Common Stock for Services

On March 8, 2017, the Company issued an aggregate of 12,547 shares of its common stock as payment for services to a consultant.  The shares were valued at $10, an average of $0.80 per share.

Between May 9, 2017 and June 18, 2017, the Company issued an aggregate of 956,153 shares of its common stock as payment for services to its consultant.  The shares were valued at $498, an average of $0.52 per share.

Between August 21, 2017 and September 5, 2017, the Company issued an aggregate of 580,645 shares of its common stock as payment for services to its consultants.  The shares were valued at $364, an average of $0.62 per share.

Between October 3, 2017 and December 28, 2017, the Company issued an aggregate of 612,000 shares of its common stock as payment for services to its consultants.  The shares were valued at $791, an average of $1.29 per share.

In aggregate, during the year ended December 31, 2017, the Company issued a total of 2,161,345 shares of its common stock, with a value of $1,663, to its consultants for services.

Issuance of common stock for conversion of debt

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

On July 28, 2017, an institutional investor agreed to cancel two promissory notes in the aggregate amount of $145 for the issuance of 263,600 shares of the Company’s common stock at a price of $0.55 per share.

During the period from November 27, 2017 to December 6, 2017, the entire $530 of principal on the Convertible Note was satisfied through the issuance of 963,636 shares of the Company’s common stock (See Note 18).

On December 13, 2017 and December 14, 2017, the entire $1,111 of principal on the November 5% Convertible Note was satisfied through the issuance of 1,851,667 shares of the Company’s common stock (See Note 20c).

On December 28, 2017, principal and accrued interest of $198 and $5, respectively, on the 12% Convertible Note was satisfied through the issuance of 368,760 shares of the Company’s common stock (See Note 17).

During December 2017, the entire principal and accrued interest of $880 and $54, respectively, on the 10% Convertible Notes was satisfied through the issuance of 1,557,417 shares of the Company’s common stock (See Note 20d).

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
U.S. dollars in thousands, except share and per share data

Issuances of Common Stock upon Exercise of Stock Options

Between December 4, 2017 and December 22, 2017, the Company issued a total of 361,458 shares of its common stock upon the cash and cashless exercise of options to purchase an aggregate of 363,500 shares of its common stock. These options were issued pursuant to the Company’s Plans. The Company received cash of $557 as a result of these option exercises.

Issuances of Common Stock upon Exercise of Warrants

Between November 27, 2017 and December 28, 2017, the Company issued a total of 1,871,864 shares of its common stock upon the cash and cashless exercise of warrants to purchase an aggregate of 2,113,465 shares of its common stock. These warrants were issued between November 2016 and August 2017 in conjunction with various common stock and debt financings. The Company received cash of $642 as a result of these warrant exercises.

During December 2017, in conjunction with the Series C Subscription Agreements, the Company issued 1,603,335 shares of its common stock upon cash-based exercises that resulted in gross proceeds to the Company of $1,603 and issued 70,909 shares of its common stock upon the cashless exercise of a warrant to purchase 86,667 shares of common stock.

In aggregate, the Company received gross proceeds of $2,245 from the issuance of 3,546,108 shares of common stock in connection with warrant exercises.

Issuances of common stock in connection with convertible notes

On November 2, 2017, in conjunction with the securities purchase agreement to sell the November 5% Convertible Note in the principal amount of $1,111, the Company issued 300,000 shares of restricted common stock to the institutional investor.

On December 4, 2017, in conjunction with the securities purchase agreement to sell the 5% Convertible Note in the principal amount of $550, the Company issued 150,000 shares of restricted common stock to the institutional investor.

Issuance of common stock for domain name

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

Issuance of common stock and warrants in satisfaction of subsidiary debt

On December 5, 2017, the Company entered into an exchange agreement with several accredited investors for the cancellation of $690 in outstanding principal on the 10% Short-Term Notes. In December 2016, Microphase issued $705 in 10% Short-Term Notes. The 10% Short-Term Notes were due one year from the date of issuance. The amount due pursuant to the 10% Short-Term Notes is equal to the entire original principal amount multiplied by 125% (the “Loan Premium”) plus accrued interest. In exchange for the cancellation of $690 of outstanding principal and $250 of accrued loan premiums and interest owed to the investors by Microphase Corporation, the Company entered into the exchange agreement pursuant to which the Company issued an aggregate of 1,523,852 shares of common stock and warrants to purchase 380,466 shares of common stock with an exercise price of $1.10 per share of common stock, (See Note 18f).

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
U.S. dollars in thousands, except share and per share data

Issuance of common stock for acquisition of debt due from related party

On December 5, 2017, the Company entered into an exchange agreement with WT Johnson, pursuant to which the Company issued to WT Johnson convertible promissory notes in the principal amount of $2,268. During December 2017, the Company issued 600,000 shares of its common stock upon the conversion of the promissory notes.

24. INCOME TAXES

On December 22, 2017, the United States enacted significant changes to U.S. tax law following the passage and signing of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Act”). Introduced initially as the Tax Cuts and Jobs Act, the Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (the “Act”) was enacted on December 22, 2017. The Act applies to corporations generally beginning with taxable years starting after December 31, 2017 and reduces the corporate tax rate from a graduated set of rates with a maximum 35% tax rate to a flat 21% tax rate. Additionally, the Act introduces other changes that impact corporations, including a net operating loss (“NOL”) deduction annual limitation, an interest expense deduction annual limitation, elimination of the alternative minimum tax, and immediate expensing of the full cost of qualified property. The Act also introduces an international tax reform that moves the U.S. toward a territorial system, in which income earned in other countries will generally not be subject to U.S. taxation. However, the accumulated foreign earnings of certain foreign corporations will be subject to a one-time transition tax, which can be elected to be paid over an eight-year tax transition period, using specified percentages, or in one lump sum. NOL and foreign tax credit (“FTC”) carryforwards can be used to offset the transition tax liability. The Company does not expect that this change will have an impact on the Company as it has not earned taxable income in the past and it has significant NOL carryforwards. The application of this rate reduction to the ending deferred tax assets and deferred tax liabilities impacted our expense for income taxes by $1,139 which was fully offset by a corresponding change to our valuation allowance in 2017.  We are still analyzing the Tax Act and refining our calculations, which could potentially impact the measurement of our tax balances.  The Tax Act contains several base broadening provisions that became effective on January 1, 2018, that we do not expect to have a material impact on future earnings.  The 2017 impact of the enactment of the Tax Act is reflected in the tables below.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	2017	2016
Deferred tax asset:
Net operating loss	$3,543	$2,206
Reserves and allowances	725	295
Tax credit carryforward	163	153
Property and equipment	231	194
Total deferred tax asset	4,662	2,848
Deferred tax liability:
Intangible assets, net	(653)	—
Total deferred tax liability	(653)	—
Valuation allowance	(4,009)	(2,848)
Deferred tax asset, net	$—	$—

The Company had Federal and state net operating loss carryforwards of approximately $12,024 and $3,229, respectively, available to offset future taxable income, expiring at various times from December 31, 2018 through December 31, 2037. In accordance with Section 382 of the Internal Revenue Code, the future utilization of the Company’s net operating loss to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. Management believes that such an ownership change may have occurred during the fourth quarter of 2017. The Company will be completing a Section 382 analysis of the Company’s net operating loss and the amount of the net operating loss could be significantly less. The Company has not yet determined whether such an ownership change has occurred; however, the Company will be completing a Section 382 analysis regarding the limitation of the net operating loss.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available and due to the last five years significant losses there is substantial doubt related to the Company’s ability to utilize its deferred tax assets, the Company recorded a full valuation allowance of the deferred tax asset. For the year ended December 31, 2017, the valuation allowance has increased by $1,161.

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
U.S. dollars in thousands, except share and per share data

The 2014 through 2017 tax years remain open to examination by the Internal Revenue Service (“IRS”) and the 2013 through 2017 tax years remain open to examination by the California Franchise Tax Board (“FTB”). The IRS and FTB have the authority to examine those tax years until the applicable statute of limitations expires.

As of December 31, 2017, the Company’s foreign subsidiary had accumulated losses for income tax purposes in the amount of approximately $1,403. All of the Company’s international accumulated losses were generated in the United Kingdom, which has a statutory tax rate of 20%. These net operating losses may be carried forward and offset against taxable income in the future for an indefinite period. The Company has not recognized a U.S. deferred income tax asset on non-U.S. losses because the Company plans to indefinitely reinvest such earnings outside the U.S. Remittances of non-U.S. earnings, if any, are based on estimates and judgments of projected cash flow needs, as well as the working capital and investment requirements of the Company’s non-U.S. and U.S. operations. Material changes in the Company’s estimates of cash, working capital, and investment needs could require repatriation of indefinitely reinvested non-U.S. earnings, which would be subject to U.S. income taxes and applicable non-U.S. income and withholding taxes.

The net income tax benefit consists of the following:

	2017	2016
Current
Foreign	$—	$20
Federal	78	—
State	—	—
Income tax (benefit)	$78	$20

The Company’s effective tax rates were (0.8%) and (1.7%) for the years ended December 31, 2017 and 2016, respectively. During the year ended December 31, 2017, the effective tax rate differed from the U.S. federal statutory rate primarily due to the change in the valuation allowance and the effect of changes in tax rates in future periods. The reconciliation of income tax attributable to operations computed at the U.S. Federal statutory income tax rate of 34% to income tax expense is as follows:

	2017	2016
Tax benefit at U.S. Federal statutory tax rate	(34.0%)	(34.0%)
Increase (decrease) in tax rate resulting from:
Effect of change in tax rates	12.0%	—
Stock compensation expense	1.9%	12.1%
Taxes in respect of prior years	—	9.1%
Increase in valuation allowance	17.0%	8.3%
Nondeductible meals & entertainment expense and other	6.1%	4.4%
State taxes, net of federal benefit	(4.5%)	0.3%
Foreign rate differential	0.7%	(0.2%)
Foreign R&D credit	—	(1.7%)
Effective tax rate	0.8%	(1.7%)

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
U.S. dollars in thousands, except share and per share data

The Company accounts for uncertain tax positions in accordance with ASC No. 740-10-25. ASC No. 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC No. 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. To the extent that the final tax outcome of these matters is different than the amount recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense. ASC No. 740-10-25 also requires management to evaluate tax positions taken by the Company and recognize a liability if the Company has taken uncertain tax positions that more likely than not would not be sustained upon examination by applicable taxing authorities. Management of the Company has evaluated tax positions taken by the Company and has concluded that as of December 31, 2017 and 2016, there are no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability that would require disclosure in the financial statements.

25. RELATED PARTY TRANSACTION

a.
In anticipation of the acquisition of MTIX Ltd., an advanced materials and processing technology company located in Huddersfield, West Yorkshire, UK (“MTIX”) by AVLP and the expectation of future business generated by the Company from a strategic investment into AVLP, on October 5, 2016, November 30, 2016, and February 22, 2017, the Company entered into three 12% Convertible Promissory Notes with AVLP (the “AVLP Notes”) in the principal amount of $525 each. The AVLP Notes included a 5% original issue discount, resulting in net loans to AVLP of $1,500 and an original issue discount of $75. The AVLP notes accrued interest at 12% per annum and were due on or before two years from the origination dates of each note. The Company had the right, at its option, to convert all or any portion of the principal and accrued interest into shares of common stock of AVLP at approximately $0.74536 per share. Subject to adjustment, the AVLP Notes, inclusive of the original issue discount, were convertible into 2,113,086 shares of the Company’s common stock. During the period from March 29, 2017 to August 16, 2017, the Company funded $1,809 in excess of the $1,500 net loan amount required pursuant to the terms of the AVLP Notes

On September 6, 2017, the Company and AVLP entered into a Loan and Security Agreement (“AVLP Loan Agreement”) with an effective date of August 21, 2017 pursuant to which the Company will provide Avalanche a non-revolving credit facility of up to $5,000, inclusive of prior amounts loaned to AVLP, for a period ending on August 21, 2019, subject to the terms and conditions stated in the Loan Agreement, including that the Company having available funds to grant such credit.

In consideration of entering into the AVLP Loan Agreement, the Company and AVLP cancelled the AVLP Notes and consolidated the AVLP Notes and prior advances totaling $3,309 plus original issue discount of $165 and issued a new Convertible Promissory Note in the aggregate principal amount of $3,474 (the “New Note”) that is convertible into shares of AVLP at a conversion price of $0.50 per share. The New Note is due in two years and accrues interest at 12% per annum on the principal amount. Prior interest accrued under the AVLP Notes and advances will continue to be an obligation of AVLP. The New Note contains standard events of defaults. In addition, concurrent to issuing the New Note, AVLP issued to the Company a five-year Warrant to purchase 6,948,800 shares of AVLP Common Stock at $0.50 per share. Further, the Company made additional advances under the AVLP Loan Agreement in the aggregate amount of $649,820. At December 31, 2017, in aggregate, the Company has provided loans to AVLP in the principal amount $4,124,220 and AVLP has issued to the Company warrants to purchase 8,248,440 shares of AVLP common stock. Future advances under the AVLP Loan Agreement, if any, will be evidenced by a convertible promissory containing a conversion price feature at $0.50 per share and warrant with an exercise price of $0.50 per share. Further, under the terms of the AVLP Loan Agreement, any notes issued by AVLP are secured by the assets of AVLP.

During the years ended December 31, 2017 and 2016, the Company also acquired in the open market 221,333 shares of AVLP common stock for $192 and 250,900 shares of AVLP common stock for $85, respectively. At December 31, 2017, the closing market price of AVLP’s common stock was $1.75. The Company has determined that its investment in AVLP marketable equity securities are accounted for pursuant to the fair value method and based upon the closing market price of common stock at December 31, 2017, the Company has recognized an unrealized gain of $550.

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
U.S. dollars in thousands, except share and per share data

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

During the year ended December 31, 2017, we recognized $174 in revenues resulting from our relationship with MTIX Limited, a company formed under the laws of England and Wales (“MTIX”).  MTIX was acquired by Avalanche on August 22, 2017 and is therefore deemed to be a related party.  In March 2017, the Company was awarded a 3-year, $50 million purchase order by MTIX to manufacture, install and service the Multiplex Laser Surface Enhancement (“MLSE”) plasma-laser system. Management believes that the MLSE purchase order will be a source of revenue and generate significant cash flows for the Company. However, at December 31, 2017, the $924 in revenues had not yet been received and was reflected on the financial statements as accounts receivable, related party.

b.
On December 5, 2017, the Company entered into an exchange agreement with WT Johnson pursuant to which the Company issued to WT Johnson two convertible promissory notes in the principal amount of $600 (“Note A”) and $1,668 (“Note B”), in exchange for cancellation of amounts due to WT Johnson by MTIX Ltd., a related party of the Company.

During December 2017, the Company issued 600,000 shares of its common stock to WT Johnson & Sons upon the conversion of Note A and WT Johnson subsequently sold the 600,000 shares. The proceeds from the sale of Note A were sufficient to satisfy the entire $2,268 obligation as well as an additional $400 of value added tax due to WT Johnson. Concurrent with entering into the exchange agreement, the Company received a promissory note in the amount of $2,668 from MTIX. At December 31, 2017, the Company has valued the note receivable at $600, the carrying amount of Note A. The Company will recognize the remainder of the amount due from MTIX upon payment of the promissory note by MTIX.

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
U.S. dollars in thousands, except share and per share data

c.
On September 22, 2016, the Company entered into consulting agreement with Mr. Ault to assist the Company in developing a business strategy, identifying new business opportunities, developing a capital raising program and implementing of a capital deployment program.  For his services, Mr. Ault was paid $208 during the year ended December 31, 2017 and $30 for the year ended December 31,2016.

d.
On October 21, 2016, the Company entered into a 12% convertible secured note in the principal amount of $530 and warrants with the Barry Blank Living Trust, an existing stockholder of the Company, for $500 due on October 20, 2019. The principal amount of the 12% convertible secured note may be convertible into shares of the Company’s common stock at $0.55 per share. Subject to certain beneficial ownership limitations, the Barry Blank Living Trust may convert the principal amount of the convertible note at any time into common stock. During the year ended December 31, 2017 and 2016, the Company recorded interest expenses of $59 and $12, respectively, on the convertible note obligation. During the period from November 27, 2017 to December 6, 2017, the entire $530 of principal was satisfied through the issuance of 963,636 shares of the Company’s common.

e.
On December 29, 2016, the Company received a $250 short term loan from MCKEA. Kristine Ault, a director of the Company and the wife of Mr. Ault, is the managing member of MCKEA which, in turn, is the Manager of Philou, the majority stockholder of the Company. On March 24, 2017, the $250 loan was cancelled in consideration for the issuance of 25,000 shares of Series B preferred stock of the Company to Philou. During the year ended December 31, 2017 the Company recorded interest expenses of $3 on the short-term loan from MCKEA.

f.
In February 2017, the Company issued to eight accredited investors $400 in demand promissory notes bearing interest at a rate of 6% per annum. Of the eight accredited investors, one investor was deemed a related party.

g.
On March 9, 2017, the Company entered into a Preferred Stock Purchase Agreement with Philou. Pursuant to the terms of the Preferred Stock Purchase Agreement, Philou may invest up to $5,000 in the Company through the purchase of Series B Preferred Stock over 36 months. Between April 1, 2017 and June 2, 2017, Philou purchased 75,000 shares of Series B Preferred Stock pursuant to the terms of the Preferred Stock Purchase Agreement. Further, at December 31, 2017, Philou had made a $200 payment in the form of a short-term advance which will be converted into Series B Preferred Stock during the second quarter of 2018.

h.	On March 15, 2017, Company entered into a subscription agreement with a related party for the sale of 500,000 shares of common stock at $0.60 per share for the aggregate purchase price of $300.

i.
On March 20, 2017, the Company received a $250 short term loan from JLA Realty, an entity which owns 666,667 shares of the Company’s common stock, on behalf of Philou. The proceeds from this short-term loan comprised a portion of Philou’s purchase of Series B Preferred Stock.

j.
Between May 5, 2017 and June 30, 2017, the Company received additional short-term loans of $140 from four accredited investors of which $75 was from the Company’s corporate counsel, a related party. As additional consideration, the investors received five-year warrants to purchase 224,371 shares of common stock at a weighted average exercise price of $0.77 per share.On June 28, 2017, $52 in short-term loans that was received from the related party was converted into one of the Series C Units (See Note 18h) and on        July 24, 2017, the remaining $23 in short-term loans was converted in 41,818 shares of the Company’s common stock in conjunction with the subscription agreements that the Company entered into with six investors (See Note 23).

k.
Between July 6, 2017 and December 31, 2017, Milton C. Ault, III, the Company’s Executive Chairman, personally guaranteed the repayment of (i) $2,585 to TVT Capital (ii) and $1,280 from the sale of the convertible promissory notes. These personal guarantees were necessary to facilitate the consummation of these financing transactions. Mr. Ault’s payment obligations would be triggered if the Company failed to perform under these financing obligations. Our board of directors has agreed to compensate Mr. Ault for his personal guarantees. The amount of annual compensation for each of these guarantees, which will be in the form of non-cash compensation, is approximately 2% of the amount of the obligation.

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
U.S. dollars in thousands, except share and per share data

l.
During the year ended December 31, 2017, our President, Amos Kohn, purchased certain real property that will serve as a facility for the Company’s business operations in Israel. The Company made $300 of payments to the seller of the property and received a 28% undivided interest in the real property (“Property’). The Company’s subsidiary, Coolisys, entered into a Trust Agreement and Tenancy In Common Agreement with Roni Kohn, who owns a 72% interest in the Property, is the daughter of Mr. Kohn and is an Israeli citizen. The Property was purchased to serve as a residence/office facility for the Company in order to oversee its European operations and to expand its business in the hi-tech industry located in Israel. Pursuant to the Trust Agreement, the Ms. Kohn will hold and manage Coolisys’ undivided 28% interest in the Property. The trust will be in effect until it is terminated by mutual agreement of the parties. During the term of the trust, the Ms. Kohn will not sell, lease, sublease, transfer, grant, encumber, change or effect any other disposition with respect to the Property or the Coolisys’ interest without the Company’s approval.

Under the Tenancy In Common Agreement, Coolisys and its executive officers shall have the exclusive rights to use the Property for the Company and its affiliates’ business operations. The Property shall be managed by the Ms. Kohn. Further, pursuant to the Tenancy In Common Agreement, for each completed calendar month of employment of Mr. Kohn by the Company, Ms. Kohn shall have the right to purchase a portion of the Company’s interest in the Property. Such right shall fully vest at the end of five years of continuous employment and the Trustee shall have the right to purchase the Company’s 28% interest in the Property for a nominal value. The Company will amortize its $300 investment over ten years, subject to a cliff vesting after five years. In the event that Mr. Kohn is not employed by the Company, the Company shall have the right to demand that Ms. Kohn purchase the Company’s remaining interest in the Property that was not subject to vesting for the fair value market value of such unvested Property interest.

During the year ended December 31, 2017, DP Lending made loans to Alzamend Neuro, Inc. (“Alzamend”), in the amount of $44. AVLP is a party to a management services agreement pursuant to which Avalanche provides management, consulting and financial services to Alzamend. At December 31, 2017, the outstanding principal under these loans was $13. As additional consideration, the Company received a warrant to purchase 22,000 shares of Alzamend’s common stock at an exercise price of $0.30 per share of common stock.

26. SEGMENT, CUSTOMERS AND GEOGRAPHICAL INFORMATION

The Company has two reportable geographic segments; see Note 1 for a brief description of the Company’s business.

The following data presents the revenues, expenditures and other operating data of the Company’s geographic operating segments and presented in accordance with ASC No. 280.

	Year ended December 31, 2017
	DPC	DPL	Eliminations	Total
Revenues	$7,890	$2,111	$—	$10,001
Revenue, related party	$174	$—	$—	$174
Inter-segment revenues	$53	$—	$(53)	$—
Total revenues	$8,117	$2,111	$(53)	$10,175

Depreciation and amortization expense	$184	$71	$—	$255

Loss from operations	$(5,558)	$(425)	$—	$(5,983)
Interest expense, net				$(4,990)
Income tax benefit				$78
Net loss attributable to non-controlling interest				$279
Net loss attributable to Digital Power Corp				$(10,616)
Capital expenditures for segment assets, as of December 31, 2017	$382	$21	$—	$403

Identifiable assets as of December 31, 2017	$28,781	$1,729	$—	$30,510

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
U.S. dollars in thousands, except share and per share data

	Year ended December 31, 2016
	DPC	DPL	Eliminations	Total
Revenues	$4,552	$3,044	$—	$7,596
Inter-segment revenues	$145	$—	$(145)	$—
Total revenues	$4,697	$3,044	$(145)	$7,596

Depreciation and amortization expense	$75	$86	$—	$161

Loss from operations	$(1,110)	$(109)	$—	$(1,219)
Interest income, net				$77
Income tax benefit				$20
Net loss				$(1,122)
Capital expenditures for segment assets, as of December 31, 2016	$32	$53	$—	$85

Identifiable assets as of December 31, 2016	$3,152	$2,320	$—	$5,472

Concentration Risk:

The following table provides the percentage of total revenues attributable to a single customer from which 10% or more of total revenues are derived:

For the year ended December 31, 2017

Total Revenues
	by Major	Percentage of
	Customers	Total Company
	(in thousands)	Revenues
Customer A	$1,341	13%

	For the year ended December 31, 2016

	Total Revenues
	by Major	Percentage of
	Customers	Total Company
	(in thousands)	Revenues
Customer A	$1,328	17%
Customer B	$750	10%

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
U.S. dollars in thousands, except share and per share data

Revenue from Customer A was attributable to Coolisys and revenue from Customer B attributable to DP Limited.

For the years ended December 31, 2017 and 2016, total revenues from external customers divided on the basis of the Company’s product lines are as follows:

	2017	2016
Revenues:
Commercial products	$5,489	$5,307
Defense products	4,686	2,289
Total revenues	$10,175	$7,596

Financial data relating to geographic areas:

The Company’s total revenues are attributed to geographic areas based on the location. The following table presents total revenues for the years ended December 31, 2017 and 2016. Other than as shown, no foreign country contributed materially to revenues or long-lived assets for these periods:

	2017	2016
Revenues:
North America	$6,638	$4,541
Europe	2,634	1,845
South Korea	231	751
Other	672	459
Total revenues	$10,175	$7,596

27. SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2017 and has determined that it does not have any material subsequent events to disclose in these financial statements except for the following.

Advances on Future Receipts

On January 10, 2018, the Company entered into two agreements for the purchase and sale of future receipts with TVT Capital LLC (“TVT”), pursuant to which the Company sold up to (i) $476 in future receipts of the Company for a purchase price in the amount of $350 (“Agreement No. 1”) and (ii) $1,700 in future receipts of the Company for a purchase price in the amount of $1,250 (“Agreement No. 2”). The agreements have been personally guaranteed by Milton Ault, III, the Company’s Chief Executive Officer and Chairman of the Board of Directors.

Under the terms of Agreement No. 1, the Company will be obligated to pay $9 on a weekly basis until the purchase price of $350 has been paid in full. In connection with entering into Agreement No. 1, the Company paid a $10 origination fee. Under the terms of Agreement No. 2, the Company will be obligated to pay $34 on a weekly basis until the purchase price of $1,250 has been paid in full. In connection with entering into Agreement No. 2, the Company paid a $37 origination fee.

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
U.S. dollars in thousands, except share and per share data

On January 18, 2018, the Company and Libertas Funding LLC (“Libertas”), entered into a future receivables sale agreement pursuant to which the Company sold the rights of up to $594 in future receivables of the Company for $400. If the Company pays Libertas by March 18, 2018, the purchased amount will be discounted to $472. Until that date, no specific payment schedules are required.

On January 25, 2018, the Company entered into two agreements for the purchase and sale of future receipts with TVT, pursuant to which the Company sold up to (i) $562 in future receipts of the Company to TVT for a purchase price of $375 (“Agreement No. 3”) and (ii) $337 in future receipts of the Company for a purchase price of $225 (“Agreement No. 4”). The agreements have been personally guaranteed by Milton Ault, III, the Company’s Chief Executive Officer and Chairman of the Board of Directors.

Under the terms of Agreement No. 3, the Company will be obligated to pay $22 on a weekly basis until the purchase amount of $562 has been paid in full. In connection with entering into Agreement No.3, the Company paid an origination fee in the amount of $11.  Agreement No. 3 also includes a warrant to purchase 56,250 shares of the Company’s common stock at an exercise price of $2.25 per share and a warrant to purchase 35,000 shares of the Company’s common stock at an exercise price of $2.50 per share. Under the terms of Agreement No. 4, the Company will be obligated to pay $13 on a weekly basis until the purchase amount of $337 has been paid in full. In connection with entering into Agreement No.4, the Company paid an origination fee in the amount of $7.  Agreement No. 4 also includes warrants to purchase 56,250 shares of the Company’s common stock at an exercise price of $2.25 per share.

On January 25, 2018, the Company and Philou, as guarantor, entered into a future receivables sale agreement with Libertas, pursuant to which the Company sold up to $148 in future receivables of the Company to Libertas for a purchase price of $100. The Company will be obligated to pay $9 on a weekly basis until the purchase amount of $148 has been paid in full. In connection with entering into agreement, Libertas received an additional discount for due diligence in the amount of $3. The agreement also includes warrants to purchase 125,000 shares of the Company’s common stock at an exercise price of $2.50 per share.

On March 23, 2018, the Company entered into two agreements for the purchase and sale of future receipts with C6 Capital, LLC (“C6”), pursuant to which the Company sold up to (i) $979 in future receipts of the Company to TVT for a purchase price of $700 (“Agreement No. 3”) and (ii) $420 in future receipts of the Company for a purchase price of $300 (“Agreement No. 4”). The agreements have been personally guaranteed by Milton Ault, III, the Company’s Chief Executive Officer and Chairman of the Board of Directors. Under the terms of these two agreements, the Company will be obligated to pay $37 on a weekly basis until the purchase amount of $1,399 has been paid in full. In connection with entering into these two agreements, the Company paid an origination fee in the amount of $20.

On March 27, 2018, the Company entered into a future receivables sale agreement with Libertas, pursuant to which the Company sold up to $552 in future receivables of the Company to Libertas for a purchase price of $400. In connection with entering into this agreement, the Company paid an origination fee in the amount of $12. As additional consideration, the Company also issued to Libertas 150,000 shares of its common stock. This agreement has been personally guaranteed by Milton Ault, III, the Company’s Chief Executive Officer and Chairman of the Board of Directors.

Promissory Notes

On January 25, 2018, the Company issued two 5% promissory notes, each in the principal face amount of $2,500 for an aggregate debt of $5,000 to two institutional investors.  The entire unpaid balance of the principal and accrued interest on each of the 5% Promissory Notes is due and payable on February 23, 2018, subject to a 30-day extension available to the Company. The proceeds from the promissory notes was used to purchase 1,000 Antminer S9s manufactured by Bitmain Technologies, Inc. in connection with the Company’s mining operations. The Company received delivery of the Miners on February 1, 2018. On March 23, 2018, the Company paid $750 to each investor under the 5% promissory notes. On March 27, 2018, the Company paid the balance of the principal and accrued interest on each of the 5% promissory notes.

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
U.S. dollars in thousands, except share and per share data

On February 20, 2018, the Company issued a promissory note in the principal face amount of $900 to an accredited investor. This promissory note included an OID of $150 resulting in net proceeds to the Company of $750. The principal and OID on this note was due and payable on March 22, 2018. On March 23, 2018, the parties entered into a new promissory note in the principal amount of $1,750 for a term of two months, subject to the Company’s ability to prepay within one month. The interest rate payable on this new promissory note shall be twenty percent per thirty calendar days, payable in a lump sum on the maturity date. The Company also issued to the lender a warrant to purchase 1,250,000 shares of common stock at an exercise price of $1.15 per share, pursuant to a consulting agreement. The principal amount of the new promissory note consisted of net proceeds of $1,000 and the cancellation of the principal of $750 from the February 20, 2018 promissory note. The interest on the February 20, 2018 note in the amount of $150 was paid to the lender.

On February 26, 2018, the Company issued a 10% promissory note in the principal face amount of $330 to an accredited investor. This promissory note included an OID of $30 resulting in net proceeds to the Company of $300. The principal and accrued interest on this note is due and payable on April 12, 2018, subject to a 30-day extension available to the Company.

On March 27, 2018, the Company issued a 10% promissory note in the principal face amount of $200 to an accredited investor. The principal and accrued interest on this note is due and payable on March 29, 2018.

On March 23, 2018, the Company entered into a securities purchase agreement to sell and issue a 12% promissory note and a warrant to purchase shares 300,000 shares of common stock to an accredited investor. The promissory note has been issued at a 10% original issue discount. The promissory note is in the principal amount of $1,000 and was sold for $900, bears interest at 12% simple interest on the principal amount, and is due on June 22, 2018. Interest only payments are due, in arrears, on a monthly basis commencing on April 23, 2018. The exercise price of the warrant is $1.15 per share. The promissory note is unsecured by any assets of the Company but is guaranteed by the Company’s Chief Executive Officer pursuant to a Guaranty Agreement.

Convertible Promissory Notes

On January 23, 2018, the Company entered into a securities purchase agreement with an institutional investor to sell, for an aggregate purchase price of $1,000, a 10% Senior Convertible Promissory Notes with an aggregate principal face amount of $1,250, a warrant to purchase an aggregate of 625,000 shares, subject to adjustment, of the Company’s common stock. The promissory note is convertible into shares of common stock at $2.00 per share, subject to adjustment. The exercise price of the warrant is $2.20 per share, subject to adjustment.

At The Market Offering

On February 27, 2018, the Company entered into a sales agreement with H.C. Wainwright & Co., LLC (“HCW”) to sell shares of its common stock, having an aggregate offering price of up to $50,000 from time to time, through an “at the market offering” program (the “ATM Offering”) under which HCW will act as sales agent. As of April 16, 2018, we had received net proceeds of $7,121 through the sale of 6,648,538 shares of our common stock through the ATM Offering.

The offer and sale of the shares through the ATM Offering will be made pursuant to the Company’s effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-222132) filed with the SEC on December 18, 2017, amended on January 8, 2018, and declared effective by the SEC on January 11, 2018, and a prospectus supplement related to the ATM Offering, dated February 27, 2018.

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017
U.S. dollars in thousands, except share and per share data

The Company will pay to HCW a commission in an amount equal to 5.0% of the gross sales price per share of common stock sold through it as sales agent under the sales agreement. In addition, the Company has agreed to reimburse HCW for certain expenses it incurs in the performance of its obligations under the sales agreement up to a maximum of $60 and $5 each calendar quarter.

Other Agreements

On March 8, 2018, Super Crypto Mining, Inc. (“SCM”), the Company’s wholly owned subsidiary, entered into an asset purchase agreement with Blockchain Mining Supply & Services Ltd. (“BMSS”). Pursuant to this agreement, SCM has agreed to acquire 1,100 Antminer S9s (the “Miners”) manufactured by Bitmain Technologies, Inc. (the “Bitmain”), in connection with SCM’s mining operations, from BMSS. Pursuant to the agreement, SCM will pay an aggregate of $3,200,000 to BMSS for the Miners.The Company intends to fund SCM’s acquisition of the Miners though the proceeds derived from its ongoing ATM Offering.

On March 22, 2018, SCM entered into a Master Services Agreement with a U.S. based entity, whereby SCM secured the right to 25 megawatts of power in support of SCM’s operations.

On April 13, 2018, the Company and Milton C. Ault, III, the Company’s Chief Executive Officer, entered into an Amended and Restated Independent Contractor Agreement pursuant to which the parties thereto agreed to amend and restate that certain Independent Contractor Agreement dated September 22, 2016, by and between the Company and Mr. Ault. In accordance with the terms set forth in the Agreement, Mr. Ault shall continue to serve as the Company’s Chief Executive Officer and Chairman of the Board of Directors in consideration of a monthly fee of $33,333.00, effective November 15, 2017. The Agreement shall terminate on April 30, 2018, and may be renewed on a monthly basis by written agreement between the parties thereto.

Issuances of Common Stock for Services

Between January 1, 2018 and February 7, 2018, the Company issued an aggregate of 1,683,059 shares of its common stock as payment for services to its consultant.  The shares were valued at $3,179, an average of $1.89 per share.

Issuances of Common Stock upon Exercise of Stock Options

During January 2018, the Company issued a total of 60,000 shares of its common stock upon the cash exercise of options to purchase an aggregate of 60,000 shares of its common stock. These options were issued pursuant to the Company’s Plans. The Company received cash of $98 as a result of these option exercises.