Form 10-K/A
period 2017-12-31
DPW Holdings, Inc.
filed 2018-04-18
CIK 896493

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to

FORM 10-K/A

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

Documents incorporated by reference: None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amended Annual Report”) amends the Annual Report on Form 10-K of DPW Holdings, Inc. originally filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2018 (the “Original Filing”).

This Amended Annual Report on Form 10-K is filed solely for the purpose of adding the required XBRL interactive data files as exhibits to the Original Filing.

Other than the foregoing, this Amended Annual Report speaks as of the original date of the Original Filing, does not reflect events that may have occurred subsequent to the date of the Original Filing and does not modify or update in any way disclosures made in the Original Filing.

PART IV

ITEM 15.	EXHIBITS

Exhibit Number	Description
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

_______________________
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  April 18, 2018

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

April 18, 2018	/s/ Milton C. Ault, III
Milton C. Ault, III, Chief Executive Officer and Executive Chairman of the Board

April 18, 2018	/s/ William B. Horne
William B. Horne, Chief Financial Officer and Director

April 18, 2018	/s/ Amos Kohn
Amos Kohn, President and Director

April 18, 2018	/s/ Robert O. Smith
Robert O. Smith, Director

April 18, 2018	/s/ Mordechai Rosenberg
Mordechai Rosenberg, Director

April 18, 2018	/s/ Jeffrey A. Bentz
Jeffrey A. Bentz, Director