Form 10-K/A
period 2017-12-31
DPW Holdings, Inc.
filed 2018-04-18
CIK 896493

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 2 to

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

Documents incorporated by reference: None

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K/A is being filed solely for the purpose of furnishing an amended Exhibit 31.2, which contained a typo. No change is being made to Parts I, II, III or IV of the Annual Report, nor to any of the other exhibits filed or furnished therewith. Accordingly, only Exhibit 31.2 is included herein.

PART IV

ITEM 15.	EXHIBITS

Exhibit Number	Description
31.2*	Certification of Chief Executive and Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

_______________________
*	Furnished herewith.

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