Form 10-Q
period 2018-03-31
DPW Holdings, Inc.
filed 2018-05-21
CIK 896493

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________.

Commission file number 1-12711

DPW HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-1721931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

201 Shipyard Way, Suite E
Newport Beach, CA 92663
(Address of principal executive offices)

(510) 657-2635
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding year (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding year (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At May 18, 2018 the registrant had outstanding 59,256,783 shares of common stock.

DPW HOLDINGS, INC.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2018 (Unaudited) and December 31, 2017 (Audited)	1-2

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2018 and 2017 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 (Unaudited)	4-5

	Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	6 – 35

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	44

Item 4.	Controls and Procedures	44

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3.	Defaults Upon Senior Securities	46
Item 4.	Mine Safety Disclosures	47
Item 5.	Other Information	47
Item 6.	Exhibits	48

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Words such as "anticipates," "expects," "intends," "goals," "plans," "believes," "seeks," "estimates," "continues," "may," "will," “would,” "should," “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on management's expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout this report and our Annual Report on Form 10-K for the year ended December 31, 2017, particularly the "Risk Factors" sections of such reports. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission that disclose risks and uncertainties that may affect our business. The forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of May 21, 2018. In addition, the forward-looking statements in this Form 10-Q are made as of the date of this filing, and we do not undertake, and expressly disclaims any duty, to update such statements, whether as a result of new information, new developments or otherwise, except to the extent that disclosure may be required by law.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands, except per share data

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$630	$1,478
Marketable securities	1,938	1,835
Digital currencies	166	—
Accounts receivable	1,565	1,898
Accounts and other receivable, related party	1,967	174
Inventories, net	2,237	1,993
Prepaid expenses and other current assets	2,702	1,407
TOTAL CURRENT ASSETS	11,205	8,785
Intangible assets, net	2,868	2,898
Goodwill	3,652	3,652
Property and equipment, net	8,590	1,217
Investments - related party, net of original issue discount of $3,082
and $2,115, respectively	2,970	2,333
Investments in warrants and common stock - related party	4,624	7,728
Investments in preferred stock of private company	1,000	1,000
Other investments	2,011	1,637
Other investments, related parties	893	917
Other assets	680	343
TOTAL ASSETS	$38,493	$30,510
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,680	$4,273
Accounts payable and accrued expenses, related party	81	70
Advances on future receipts	3,775	1,963
Short term advances	2,776	2,439
Short term advances, related party	295	245
Revolving credit facility	339	388
Notes payable, net	3,160	402
Notes payable, related party	162	134
Convertible notes payable	—	398
Other current liabilities	727	708
TOTAL CURRENT LIABILITIES	15,995	11,020

LONG TERM LIABILITIES
Notes payable	520	525
Notes payable, related parties	146	175
TOTAL LIABILITIES	$16,661	$11,720

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
U.S. dollars in thousands, except shares and per share data

	March 31,	December 31,
	2018	2017
	(Unaudited)
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value, designated in the following classes;	$—	$—
25,000,000 shares authorized; 224,776 and 478,776 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively
Series A Convertible Preferred Stock, $0.001 par value –	—	—
500,000 shares authorized; nil shares issued and outstanding at
March 31, 2018 and December 31, 2017
Series B Convertible Preferred Stock, $10 stated value per share,	—	—
share, $0.001 par value – 500,000 shares authorized; 100,000 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively
(liquidation preference of $1,000 at March 31, 2018 and December 31, 2017)
Series C Convertible Preferred Stock, $2.40 stated value per share,	—	—
$0.001 par value – 460,000 shares authorized; nil shares issued and outstanding at March 31, 2018 and December 31, 2017
Series D Convertible Preferred Stock, $0.01 stated value per	—	—
share, $0.001 par value – 378,776 shares authorized; 124,276 and 378,776 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively (liquidation preference of $1 and $4 at March 31, 2018, and and December 31, 2017, respectively)
Series E Convertible Preferred Stock, $45 stated value per share,	—	—
$0.001 par value – 10,000 shares authorized; nil shares issued and outstanding at March 31, 2018 and December 31, 2017
Preferred Stock, $0.001 par value – 23,151,224 shares authorized; nil shares	—	—
issued and outstanding at March 31, 2018 and December 31, 2017
Class A Common Stock, $0.001 par value – 200,000,000 shares authorized;	42	30
42,035,134 and 30,222,299 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively
Class B Common Stock, $0.001 par value – 25,000,000 shares authorized;	—	—
nil shares issued and outstanding at March 31, 2018 and December 31, 2017
Additional paid-in capital	50,728	36,888
Accumulated deficit	(29,471)	(23,412)
Accumulated other comprehensive loss	(212)	4,503
TOTAL DPW HOLDINGS STOCKHOLDERS' EQUITY	21,087	18,009
Non-controlling interest	745	781
TOTAL STOCKHOLDERS' EQUITY	21,832	18,790
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,493	$30,510

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHNSIVE LOSS (Unaudited)
U.S. dollars in thousands, except shares and per share data

	For the Three Months Ended
	March 31,
	2018	2017

Revenue	$3,166	$1,628
Revenue, cryptocurrency mining	237	—
Revenue, related party	1,793	—
Total revenue	5,196	1,628
Cost of revenue	3,803	920
Gross profit	1,393	708
Operating expenses
Engineering and product development	343	227
Selling and marketing	725	295
General and administrative	3,222	973
Change in fair value of digital currency	70	—
Total operating expenses	4,360	1,495
Loss from operations	(2,967)	(787)
Interest expense	(3,132)	(207)
Loss before income taxes	(6,099)	(994)
Income tax benefit	4	—
Net loss	(6,095)	(994)
Less: Net loss attributable to non-controlling interest	36	—
Net loss available to common stockholders	$(6,059)	$(994)
Basic and diluted net loss per common share	$(0.17)	$(0.12)
Basic and diluted weighted average common shares outstanding	36,709,506	8,382,713
Comprehensive Loss
Loss available to common stockholders	$(6,059)	$(994)
Other comprehensive income (loss)
Foreign currency translation adjustment	26	21
Net unrealized loss on securities available-for-sale	(4,741)	—
Other comprehensive income (loss)	(4,715)	21
Total Comprehensive loss	$(10,774)	$(973)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
U.S. dollars in thousands

	For the Three Months Ended March 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(6,095)	$(994)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	115	33
Amortization	33	—
Interest expense – debt discount	3,051	195
Accretion of original issue discount on notes receivable – related party	(485)	(7)
Interest expense on conversion of promissory notes to common stock	—	13
Stock-based compensation	1,438	157
Revaluation of digital currencies	71	—
Realized losses on sale of marketable securities	42	—
Changes in operating assets and liabilities:
Accounts receivable	344	413
Accounts receivable, related party	(1,793)	28
Digital currencies	(237)	—
Inventories	(215)	193
Prepaid expenses and other current assets	604	15
Other assets	(381)	(29)
Accounts payable and accrued expenses	527	(338)
Accounts payable, related parties	11	—
Other current liabilities	11	49
Net cash used in operating activities	(2,959)	(272)
Cash flows from investing activities:
Purchase of property and equipment	(7,478)	(3)
Purchase of intangible asset	(3)	—
Investments – related party	(147)	(610)
Investments in warrants and common stock - related party	(1,555)	—
Investments in marketable securities	(657)	—
Sales of marketable securities	430	—
Loans to related parties	—	(59)
Proceeds from loans to related parties	16	—
Investments in debt and equity securities	(371)	(20)
Net cash used in investing activities	(9,765)	(692)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)
U.S. dollars in thousands

	For the Three Months Ended March 31,
	2018	2017

Cash flows from financing activities:
Gross proceeds from sales of common stock and warrants	$6,243	$300
Financing cost in connection with sales of equity securities	(858)	(73)
Proceeds from stock option exercises	98	—
Proceeds from warrant exercises	867	—
Proceeds from convertible notes payable	1,000	—
Proceeds from notes payable – related party	—	350
Proceeds from notes payable	8,550	520
Proceeds from short-term advances – related party	50	—
Proceeds from short-term advances	762	—
Payments on short-term advances	(425)	—
Payments on notes payable	(5,247)	—
Proceeds from advances on future receipts	2,990	—
Payments on advances on future receipts	(1,917)	—
Payments on revolving credit facilities, net	(221)	—

Net cash provided by financing activities	11,892	1,097

Effect of exchange rate changes on cash and cash equivalents	(16)	9
Net increase (decrease) in cash and cash equivalents	(848)	142
Cash and cash equivalents at beginning of period	1,478	996

Cash and cash equivalents at end of period	$630	$1,138

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$226	$12

Non-cash investing and financing activities:
Cancellation of convertible note payable into shares of common stock	$2,168	$—
Issuance of common stock for prepaid services	$1,924	$—
Cancellation of notes payable – related party into shares of
common stock	$—	$100
Cancellation of notes payable into shares of common stock	$—	$300
Cancellation of note payable – related party into series B
convertible preferred stock	$—	$250

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
MARCH 31, 2018
U.S. dollars in thousands, except share and per share data

1. DESCRIPTION OF BUSINESS

DPW Holdings, Inc., a Delaware corporation (“DPW” or the “Company”), formerly known as Digital Power Corporation, was incorporated in September 2017. The Company is a diversified holding company owning subsidiaries engaged in the following operating businesses: commercial and defense solutions, commercial lending, cryptocurrency blockchain mining and advanced textile technology. The Company’s wholly-owned subsidiaries are Coolisys Technologies, Inc. (“Coolisys”), Digital Power Limited (“DP Limited”), Digital Power Lending, LLC (“DP Lending”) Super Crypto Mining, Inc. (“SC Mining”), and Power-Plus Technical Distributors, LLC. The Company also has a controlling interest in Microphase Corporation (“Microphase”). The Company has three reportable segments – North America with operations conducted by Microphase, Coolisys, Power-Plus and DP Lending, Europe with operations through DP Limited and digital currency blockchain mining through SC Mining.

2. LIQUIDITY, GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. As of March 31, 2018, the Company had cash and cash equivalents of $630, an accumulated deficit of $29,471 and a negative working capital of $4,790. The Company has incurred recurring losses and reported losses for the three months ended March 31, 2018 and 2017, totaled $6,095 and $994, respectively.  In the past, the Company has financed its operations principally through issuances of convertible debt, promissory notes and equity securities. During 2018, the Company continued to successfully obtain additional equity and debt financing and in restructuring existing debt.

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

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and do not include all the information and disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The Company has made estimates and judgments affecting the amounts reported in our condensed consolidated financial statements and the accompanying notes.  The actual results experienced by the Company may differ materially from our estimates. The condensed consolidated financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on April 17, 2018.  The consolidated balance sheet as of December 31, 2017 was derived from the Company’s audited 2017 financial statements contained in the above referenced Form 10-K.  Results of the three months ended March 31, 2018, are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
MARCH 31, 2018
U.S. dollars in thousands, except share and per share data

Principles of Consolidation

The condensed consolidated financial statements include the accounts of DPW, its wholly-owned subsidiaries, DP Limited, Coolisys, Power-Plus SC Mining and DP Lending and its majority-owned subsidiary, Microphase. All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting Estimates

The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates, judgments and assumptions. The Company's management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Key estimates include acquisition accounting, fair value of certain financial instruments, reserve for trade receivables and inventories, carrying amounts of investments, fair value of digital currencies, accruals of certain liabilities including product warranties, and deferred income taxes and related valuation allowance.

Revenue Recognition

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers.  The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

•	Step 1: Identify the contract with the customer
•	Step 2: Identify the performance obligations in the contract
•	Step 3: Determine the transaction price
•	Step 4: Allocate the transaction price to the performance obligations in the contract
•	Step 5: Recognize revenue when the company satisfies a performance obligation

	Three Months ended March 31, 2018
	DPC	DPL	SC Mining	Total

Primary Geographical Markets
North America	$4,505	$5	$237	$4,747
Europe	—	267	—	267
Other	128	54	—	182
	$4,633	$326	$237	$5,196

Major Goods
RF/Microwave Filters	$1,232	$—	$—	$1,232
Detector logarithmic video amplifiers	58	—	—	58
Power Supply Units	1,550	—	—	1,550
Power Supply Systems	—	326	—	326
Digital Currency Mining	—	—	237	237
MLSE Systems	1,793	—	—	1,793
	$4,633	$326	$237	$5,196

Timing of Revenue Recognition
Goods transferred at a point in time	$2,840	$326	$237	$3,403
Services transferred over time	1,793	—	—	1,793
	$4,633	$326	$237	$5,196

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
MARCH 31, 2018
U.S. dollars in thousands, except share and per share data

Sales of Products

The Company generates revenues from the sale of its products through a direct and indirect sales force. The Company’s performance obligations to deliver products are satisfied at the point in time when products are received by the customer, which is when the customer has title and the significant risks and rewards of ownership. The Company provides standard assurance warranties that the products function as intended. The Company primarily receives fixed consideration for sales of product.  Some of the Company’s contracts with distributors include stock rotation rights after six months for slow moving inventory, which represents variable consideration. The Company uses an expected value method to estimate variable consideration and constrains revenue for estimated stock rotations until it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. To date, returns have not been material. The Company’s customers generally pay within 30 days from the receipt of a valid invoice.

Because the Company’s product sales agreements have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations.

Manufacturing Services

The Company provides manufacturing services in exchange for fixed fees. The Company’s performance obligation for manufacturing services is satisfied over time as the Company creates or enhances an asset that the customer controls as the asset is created or enhanced. The Company recognizes revenue over time using a cost to cost method which measures progress based on the costs incurred to total expected costs in satisfying its performance obligation. This method provides a faithful depiction of the progress in providing the manufacturing service because there is a direct relationship between the costs incurred by the Company and the transfer of the manufacturing service to the customer.

The period between when the Company transfers its promised good or service to the customer and when the customer pays is one year or less. Therefore, the Company has elected the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component.

The aggregate amount of the transaction price allocated to the performance obligation that is partially unsatisfied as of March 31, 2018 was $50,457. The Company expects to recognize the remaining revenue related to the partially unsatisfied performance obligation over the next two and a half years.  The Company will be paid in installments for this performance obligation over the next two and a half years.

Digital Currency Blockchain Mining

The Company derives its revenue by providing transaction verification services within the digital currency networks of cryptocurrencies, such as Bitcoin, Bitcoin Cash and Litecoin. The Company satisfies its performance obligation at the point in time that the transaction is verified within the applicable digital currency network, which is when the Company has the present right to payment and the customer has the benefit of the verification service. In consideration for these services, the Company receives digital currencies which are recorded as revenue, using the closing U. S. dollar price of the related cryptocurrency on the date of receipt. The coins are recorded on the balance sheet at their fair value and re–measured at each reporting date. Revaluation gains or losses, as well as gains or losses on sale of digital currencies are recorded as a component of operating expenses in the statement of operations. Expenses associated with running the cryptocurrency mining business, such as equipment deprecation and electricity cost are recorded as a component of cost of revenues.

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
MARCH 31, 2018
U.S. dollars in thousands, except share and per share data

There is currently no specific definitive guidance in U.S. GAAP or alternative accounting frameworks for the accounting for the production and mining of digital currencies. The Company has exercised significant judgement in determining appropriate accounting treatment for the recognition of revenue for mining of digital currencies. Management has examined various factors surrounding the substance of the Company's operations and the guidance in ASC 606, Revenue from Contracts with Customers, including the transfer of control being the completion and addition of a block to a blockchain and the reliability of the measurement of the digital currency received. In the event authoritative guidance is enacted by the FASB, the Company may be required to change its policies which could result in a change in the Company's financial statements.

Property and Equipment, Net

Property and equipment as well as an intangible asset are stated at cost, net of accumulated depreciation and amortization. Repairs and maintenance costs are expensed as incurred. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

Useful lives (in years)
Cryptocurrency machines and related equipment	3 - 5
Computer, software and related equipment	3 - 5
Office furniture and equipment	5 - 10
Leasehold improvements	Over the term of the lease or the life of the asset, whichever is shorter.

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

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
MARCH 31, 2018
U.S. dollars in thousands, except share and per share data

The carrying amounts of financial instruments carried at cost, including cash and cash equivalents, accounts receivables and accounts and other receivable – related party, investments, notes receivable, trade payables and trade payables – related party approximate their fair value due to the short-term maturities of such instruments.

As of March 31, 2018 and December 31, 2017, the fair value of the Company’s investments were $6,728 and $9,563, respectively, and were concentrated in equity securities of AVLP, a related party (See Note 9), which are classified as available-for-sale investments. At March 31, 2018, the Company's investment in AVLP included marketable equity securities of $539 and warrants to purchase 11,167,440 shares of AVLP common stock at an exercise price of $0.50 per share of common stock. At December 31, 2017, the Company's investment in AVLP included marketable equity securities of $826 and warrants to purchase 8,248,440 shares of AVLP common stock at an exercise price of $0.50 per share of common stock. For investments in marketable equity securities, the Company took into consideration general market conditions, the duration and extent to which the fair value is above cost, and the Company’s ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. As a result of this analysis, the Company has determined that its investment in AVLP marketable equity securities are valued based upon the closing market price of common stock at March 31, 2018 and December 31, 2017, which resulted in an unrealized gain of $164 and $550, respectively.

At March 31, 2018, the Company held shares of common stock in four companies and held certain cryptocurrencies that it had either purchased at the market or, in the case of the cryptocurrencies, received from mining for its own account, for a total cost of $2,149. In accordance with ASC No. 320-10, these investments are accounted for based upon the closing market prices of the respective common stock and cryptocurrency at March 31, 2018 and December 31, 2017, resulting in an unrealized (loss) gain of ($45) and $133, respectively.

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurement at March 31, 2018
	Total	Level 1	Level 2	Level 3
Investments in common stock and warrants of AVLP – a related party	$4,624	$539	$—	$4,085
Investments in digital currencies	$166	$166	$—	$—
Investments in marketable securities	$1,938	$1,938	$—	$—
Total Investments	$6,728	$2,643	$—	$4,085

	Fair Value Measurement at December 31, 2017
	Total	Level 1	Level 2	Level 3
Investments in common stock and warrants of AVLP – a related party	$7,728	$826	$—	$6,902
Investments in marketable securities	$1,835	$1,835	$—	$—
Total Investments	$9,563	$2,661	$—	$6,902

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

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
MARCH 31, 2018
U.S. dollars in thousands, except share and per share data

Net Loss per Share

Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. The Company has included 317,460 warrants, with an exercise price of $.01, in its earnings per share calculation for the three months ended March 31, 2018 and 2017.  Anti-dilutive securities, which are convertible into the Company’s Class A common stock, consisted of the following at March 31,

	2018	2017
Stock options	4,457,500	2,766,000
Warrants [1]	6,157,402	2,122,142
Convertible notes	—	963,636
Conversion of preferred stock	1,677,123	357,143
Total	12,292,025	6,208,921

(1)	The Company has excluded the 317,460 warrants with an exercise price of $0.01 per share in its anti-dilutive securities.

Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition (“ASC 605”) and most industry-specific guidance throughout ASC 605. The FASB has issued numerous updates that provide clarification on a number of specific issues as well as requiring additional disclosures. The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.

The Company adopted ASC 606 effective January 1, 2018 to all contracts using the modified retrospective approach. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows.

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of March 31, 2018 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2018 or 2017, and it does not believe that any of those pronouncements will have a significant impact on our condensed consolidated financial statements at the time they become effective.

4. Digital Currencies

The following table presents additional information about digital currencies:

Digital Currencies
Balance at January 1, 2018	$—
Additions of digital currencies	237
Change in fair value of digital currencies	(71)
Balance at March 31, 2018	$166

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
MARCH 31, 2018
U.S. dollars in thousands, except share and per share data

As March 31, 2018, the Company’s digital currencies consisted of bitcoin, bitcoin cash, Litecoin and Ethereum with a fair value of $128, $10, $22 and $6, respectively. Digital currencies are recorded at their fair value on the date they are received as revenues and are revalued to their current fair value at each reporting date. Fair value is determined by taking the closing price from the most liquid exchanges.

5. Marketable Securities

Marketable securities in equity securities with readily determinable market prices consisted of the following as of March 31, 2018 and December 31, 2017:

	Available-for-sale securities at March 31, 2018
		Gross unrealized	Gross realized
	Cost	gains (losses)	gains (losses)	Fair value
Common shares	$1,912	$26	$—	$1,938

	Available-for-sale securities at December 31, 2017
		Gross unrealized	Gross realized
	Cost	gains (losses)	gains (losses)	Fair value
Common shares	$1,702	$133	$—	$1,835

The following table presents additional information about marketable securities:

Balance at January 1, 2018	$1,835
Purchases of marketable securities	657
Sales of marketable securities	(430)
Realized losses on marketable securities	(42)
Unrealized gains on marketable securities	(82)
Balance at March 31, 2018	$1,938

Available-for-sale Securities

At March 31, 2018 and December 31, 2017, the Company had invested in the marketable securities of certain publicly traded companies. The Company’s investment in marketable securities included an investment in WSI Industries, Inc., with a fair value of $1,214 at March 31, 2018, or approximately 10.8% of the Company’s current assets. At March 31, 2018 and December 31, 2017, the Company recorded an unrealized gain of $26 and $133, respectively, representing the difference between the cost basis and the estimated fair value, as accumulated other comprehensive income in the stockholder's equity section of the Company’s consolidated balance sheet and as a change in unrealized gains and losses on marketable securities in the Company’s consolidated statements of comprehensive income (loss). The Company’s investment in marketable securities shall be revalued on each balance sheet date.  The fair value of the Company’s holdings in marketable securities at March 31, 2018 and December 31, 2017 is a Level 1 measurement based on quoted prices in an active market.

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
MARCH 31, 2018
U.S. dollars in thousands, except share and per share data

6. PROPERTY AND EQUIPMENT, NET

At March 31, 2018 and December 31, 2017, property and equipment consist of:

	March 31,	December 31,
	2018	2017
Cryptocurrency machines and related equipment	$7,443	$—
Computer, software and related equipment	2,165	2,432
Office furniture and equipment	312	289
Buildings and improvements	305	—
Leasehold improvements	815	788
	11,040	3,509
Accumulated depreciation and amortization	(2,450)	(2,292)
Property and equipment, net	$8,590	$1,217

For the three months ended March 31, 2018 and 2017, depreciation expense amounted to $115 and $33, respectively.

7. INTANGIBLE ASSETS, NET

At March 31, 2018 and December 31, 2017 intangible assets consist of:

Intangible Assets
Balance as of December 31, 2016	$—
Trade name and trademark	1,740
Customer list	988
Non-competition agreements	150
Domain name	81
Accumulated amortization	(61)
Balance as of December 31, 2017	$2,898
Trade name and trademark	3
Accumulated amortization	(33)
Balance as of March 31, 2018	$2,868

During 2017, the Company acquired the trade name and trademark of Microphase, that was determined to have an indefinite life, for $1,740. The remaining definite lived intangible assets are being amortized on a straight-line basis over their estimated useful lives. Amortization expense was $33 and nil for the three months ended March 31, 2018 and 2017, respectively.

8. GOODWILL

The Company’s goodwill relates to the acquisitions of a controlling interest in Microphase and all of the outstanding membership interests in Power Plus on June 2, 2017 and September 1, 2017, respectively.

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
MARCH 31, 2018
U.S. dollars in thousands, except share and per share data

9. INVESTMENTS – RELATED PARTIES

Investments in AVLP at March 31, 2018 and December 31, 2017, are comprised of the following:

	March 31,	December 31,
	2018	2017
Investment in convertible promissory note of AVLP	$5,583	$4,124
Investment in warrants of AVLP	4,085	6,902
Investment in common stock of AVLP	539	826
Accrued interest in convertible promissory note of AVLP	468	324
Total investment in AVLP – Gross	10,675	12,176
Less: original issue discount	(3,081)	(2,115)
Total investment in AVLP – Net	$7,594	$10,061

The following table summarizes the changes in our investments in AVLP during the three months ended March 31, 2018:

	Investment in	Investment in
	warrants and	convertible	Total
	common stock	promissory	investment
	of AVLP	note of AVLP	in AVLP – Net
Balance at January 1, 2018	$7,728	$2,333	$10,061
Investment in convertible promissory notes of AVLP	—	3	3
Investment in common stock of AVLP	99	—	99
Fair value of warrants issued by AVLP	1,456	—	1,456
Unrealized gain in warrants of AVLP	(4,273)	—	(4,273)
Unrealized gain in common stock of AVLP	(386)	—	(386)
Accretion of discount	—	490	490
Accrued Interest	—	144	144
Balance at March 31, 2018	$4,624	$2,970	$7,594

The Company has made a strategic decision to invest in AVLP, a related party controlled by Philou, an existing majority stockholder. The Company’s investments in AVLP primarily consist of convertible promissory notes, warrants and shares of common stock of AVLP.  On September 6, 2017, the Company and AVLP entered into a Loan and Security Agreement (“AVLP Loan Agreement”) with an effective date of August 21, 2017 pursuant to which the Company will provide Avalanche a non-revolving credit facility of up to $5,000 for a period ending on August 21, 2019, subject to the terms and conditions stated in the Loan Agreement, including that the Company having available funds to grant such credit. At March 31, 2018, the Company has provided loans to AVLP in the principal amount $5,584 and, in addition to the 12% convertible promissory notes, AVLP has issued to the Company warrants to purchase 11,167,440 shares of AVLP common stock. Under the terms of the AVLP Loan Agreement, any notes issued by AVLP are secured by the assets of AVLP.

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
MARCH 31, 2018
U.S. dollars in thousands, except share and per share data

The warrants entitle the Company to purchase up to 11,167,440 shares of AVLP common stock at an exercise price of $0.50 per share for a period of five years. The exercise price of $0.50 is subject to adjustment for customary stock splits, stock dividends, combinations or similar events. The warrant may be exercised for cash or on a cashless basis. At March 31, 2018 and December 31, 2017, the Company recorded an unrealized gain on its investment in warrants of AVLP of $240 and $4,513, respectively, representing the difference between the cost basis and the estimated fair value of the warrants net of tax, in the Company’s accumulated other comprehensive income in the stockholder's equity section of the Company’s consolidated balance sheet and as a change in net unrealized gains on securities available-for-sale in the Company’s consolidated statements of comprehensive loss. During the three months ended March 31, 2018, the Company’s investment in warrants and common stock of AVLP represented $4,659 of the Company’s aggregate $4,741 in net unrealized loss on securities available-for-sale. The Company’s investment in Avalanche will be revalued on each balance sheet date. The fair value of the Company’s holdings in the Avalanche warrants was estimated using the Black-Scholes option-pricing method. The risk-free rate, which ranged between 2.18% and 2.27%, was derived from the U.S. Treasury yield curve, matching the term of our investment, in effect at the measurement date. The volatility factor of 82.4% was determined based on historical stock prices for similar technology companies with market capitalizations under $100 million. The warrant valuation is a Level 3 measurement.

In accordance with ASC No. 310, Receivables (“ASC 310”), the Company accounts for its convertible promissory notes in AVLP at amortized cost, which represents the amount at which the convertible promissory notes were acquired, adjusted for accrued interest and accretion of original issue discount and discount attributed to the fair value of the 11,167,440 warrants that the Company received in conjunction with its investment.  Interest is accreted using the effective interest method. The Company records interest on an accrual basis and recognizes it as earned in accordance with the contractual terms of the convertible promissory notes, to the extent that such amounts are expected to be collected. The original issue discount of $165 on the New Note and the discount attributed to the fair value of the warrants of $3,845 is being amortized as interest income through the maturity date. During the three months ended March 31, 2018 and 2017, the Company recorded $490 and $7, respectively, of interest income for the discount accretion. As of March 31, 2018 and December 31, 2017, the Company recorded contractual interest receivable attributed to the AVLP Notes and AVLP Loan Agreement of $468 and 324, respectively.

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

During the three months ended March 31, 2018 and the year ended December 31, 2017, the Company also acquired in the open market 78,200 shares of AVLP common stock for $99 and 221,333 shares of AVLP common stock for $192, respectively. At March 31, 2018, the closing market price of AVLP’s common stock was $0.98, a decline from $1.75 at December 31, 2017. The Company has determined that its investment in AVLP marketable equity securities are accounted for pursuant to the fair value method and based upon the closing market price of common stock at March 31, 2018, the Company has recognized an unrealized gain of $164.

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

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
MARCH 31, 2018
U.S. dollars in thousands, except share and per share data

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

Other Investments

On November 1, 2017, the Company and I. AM, Inc. (“I. AM”) entered into a Loan and Security Agreement pursuant to which the Company provided I.AM a non-revolving credit facility of up to $1,600 for a period ending on September 25, 2022. As of March 31, 2018, the Company had provided loans of $1,313 to I. AM which accrue interest at a rate of 6.0% on the outstanding daily balance. The Loan Agreement is secured by the assets of I.AM’s membership interests in three restaurant LLCs. The Company has provided additional loans of $698 to various entities. These additional loans and the Company’s investment in I. AM are carried at amortized cost.

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

During December 2017, the Company issued 600,000 shares of its common stock to WT Johnson & Sons upon the conversion of Note A and WT Johnson subsequently sold the 600,000 shares. The proceeds from the sale of Note A were sufficient to satisfy the entire $2,268 obligation as well as an additional $400 of value added tax due to WT Johnson. Concurrent with entering into the exchange agreement, the Company received a promissory note in the amount of $2,668 from MTIX and cancelled Note B. At March 31, 2018 and December 31, 2017, the Company has valued the note receivable at $600, the carrying amount of Note A. The Company will recognize the remainder of the amount due from MTIX upon payment of the promissory note by MTIX.

Israeli Property

During the year ended December 31, 2017, our President, Amos Kohn, purchased certain real property that serves as a facility for the Company’s business operations in Israel. The Company made $300 of payments to the seller of the property and received a 28% undivided interest in the real property (“Property’). The Company’s subsidiary, Coolisys, entered into a Trust Agreement and Tenancy In Common Agreement with Roni Kohn, who owns a 72% interest in the Property, is the daughter of Mr. Kohn and is an Israeli citizen. The Property was purchased to serve as a residence/office facility for the Company in order to oversee its European operations and to expand its business in the hi-tech industry located in Israel. Pursuant to the Trust Agreement, Ms. Kohn will hold and manage Coolisys’ undivided 28% interest in the Property. The trust will be in effect until it is terminated by mutual agreement of the parties. During the term of the trust, Ms. Kohn will not sell, lease, sublease, transfer, grant, encumber, change or effect any other disposition with respect to the Property or the Coolisys’ interest without the Company’s approval.

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
MARCH 31, 2018
U.S. dollars in thousands, except share and per share data

Under the Tenancy In Common Agreement, Coolisys and its executive officers shall have the exclusive rights to use the Property for the Company and its affiliates’ business operations. The Property shall be managed by the Ms. Kohn. Further, pursuant to the Tenancy In Common Agreement, for each completed calendar month of employment of Mr. Kohn by the Company, Ms. Kohn shall have the right to purchase a portion of the Company’s interest in the Property. Such right shall fully vest at the end of five years of continuous employment and the Trustee shall have the right to purchase the Company’s 28% interest in the Property for a nominal value. The Company will amortize its $300,000 investment over ten years, subject to a cliff vesting after five years. During the three months ended March 31, 2018 and 2017, the Company recognized $7 and nil, respectively, in amortization expense. In the event that Mr. Kohn is not employed by the Company, the Company shall have the right to demand that Ms. Kohn purchase the Company’s remaining interest in the Property that was not subject to vesting for the fair market value of such unvested Property interest.

Other investments and interest receivable

During the year ended December 31, 2017, DP Lending made loans to Alzamend Neuro, Inc. (“Alzamend”), in the amount of $44, these loans were repaid during the three months ended March 31, 2018. AVLP is a party to a management services agreement pursuant to which Avalanche provides management, consulting and financial services to Alzamend. As additional consideration, the Company received a warrant to purchase 22,000 shares of Alzamend’s common stock at an exercise price of $0.30 per share of common stock. The warrants were determined to have a deminimis value. Finally, the Company has accrued interest of $8 from its lending activities.

12. ACQUISITIONS

Microphase Corporation and Power-Plus Technical Distributors

The following pro forma data summarizes the results of operations for the period indicated as if the Microphase and Power-Plus acquisitions, which closed on June 2, 2017 and September 1, 2017, respectively, had been completed as of the beginning of each period presented. The pro forma data gives effect to actual operating results prior to the acquisition. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of each period presented or that may be obtained in future periods:

For the Three
Months Ended
March 31, 2017
Total Revenue	$3,329
Net loss	$(2,118)
Less: Net loss attributable to non-controlling interest	505
Net loss attributable to common stockholders	$(1,613)
Basic and diluted net loss per common share	$(0.16)
Basic and diluted weighted average common shares outstanding	10,225,161
Comprehensive Loss
Loss available to common shareholders	$(1,613)
Other comprehensive income (loss)
Change in net foreign currency translation adjustments	21
Net unrealized gain (loss) on securities available-for-sale,
net of income taxes	130
Other comprehensive income (loss)	151
Total Comprehensive loss	$(1,462)

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
MARCH 31, 2018
U.S. dollars in thousands, except share and per share data

Enertec Systems 2001 Ltd.

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

Options granted under the Plans have an exercise price equal to or greater than the fair value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant. Typically, options granted generally become fully vested after four years. Any options that are forfeited or cancelled before expiration become available for future grants. The options expire between 5 and 10 years from the date of grant.  Restricted stock awards granted under the Plans are subject to a vesting period determined at the date of grant. As of March 31, 2018, an aggregate of 1,355,773 of the Company's options are still available for future grant.

During the three months ended March 31, 2018, the Company did not grant any options from the Plans; however, the Company did grant options outside of the Plans. During the three months ended March 31, 2017, the Company granted 510,000 options from the Plans to its employees at an average exercise price of $0.60 per share. These options become fully vested after four years. The Company estimated that the grant date fair value of options granted utilizing the Black-Scholes option pricing model during the three months ended March 31, 2017 was $229, which is being recognized as stock-based compensation expense over the requisite four-year service period. During the three months ended March 31, 2018 and 2017, the Company also issued 1,283,059 and nil, respectively, shares of common stock to its consultants and service providers pursuant to the 2017 Plan. The Company estimated that the grant date fair value of these shares of common stock was $2,457, which was determined from the closing price of the Company’s common stock on the date of issuance.

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
MARCH 31, 2018
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

During the three months ended March 31, 2018 and 2017, the Company estimated the fair value of stock options granted using the Black-Scholes option pricing model with the following weighted average assumptions:
	Three Months Ended
	March 31, 2018	March 31, 2017
Weighted average risk-free interest rate	2.41% — 2.43%	1.89% — 2.14%
Weighted average life (in years)	5.0	5.0
Volatility	124.7%	98.4% — 98.5%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of options granted	$1.91	$0.45

The options outstanding as of March 31, 2018, have been classified by exercise price, as follows:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$0.57 - $0.79	2,350,000	8.64	$0.66	1,749,999	$0.67
$1.32 - $1.38	170,000	9.28	$1.37	65,000	$1.37
$1.51 - $1.69	62,500	4.46	$1.64	55,000	$1.63
$0.57 - 1.69	2,582,500	8.58	$0.73	1,869,999	$0.72

Issuances outside of Plans
$1.38 - $2.32	1,875,000	9.73	$1.77	252,084	$1.56

Total Options
$0.57 - 2.32	4,457,500	9.07	$1.17	2,122,083	$0.82

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
MARCH 31, 2018
U.S. dollars in thousands, except share and per share data

The total stock-based compensation expense related to stock options and stock awards issued pursuant to the Plans to the Company’s employees, consultants and directors, included in reported net loss for the three months ended March 31, 2018 and 2017, is comprised as follows:

	Three Months Ended
	March 31, 2018	March 31, 2017
Cost of revenues	$5	$1
Engineering and product development	14	7
Selling and marketing	12	5
General and administrative	664	111
Stock-based compensation from Plans	$695	$124
Stock-based compensation from issuances outside of Plans	743	—
Total Stock-based compensation	$1,438	$124

The combination of stock-based compensation of $695 from the issuances of equity-based awards pursuant to the Plans and stock-based compensation attributed to stock awards of $576 and warrants and options of $167, which were issued outside of the Plans, resulted in aggregate stock-based compensation of $1,438 during the three months ended March 31, 2018. During the three months ended March 31, 2018, the Company issued 775,000 options to purchase shares of common stock at $2.32 per share to a director and officer. These shares were issued outside of the Plans and are subject to shareholder approval. During the three months ended March 31, 2017, the only stock-based compensation expense was from issuances pursuant to the Plans.

A summary of option activity under the Company's stock option plans as of March 31, 2018, and changes during the three months ended are as follows:

		Outstanding Options
				Weighted
			Weighted	Average
	Shares		Average	Remaining	Aggregate
	Available	Number	Exercise	Contractual	Intrinsic
	for Grant	of Shares	Price	Life (years)	Value
January 1, 2018	2,538,832	2,742,500	$0.77	8.80	$6,688
Restricted stock awards	(1,283,059)	—
Forfeited	100,000	(100,000)	$1.38
Exercised	—	(60,000)	$1.63
March 31, 2018	1,355,773	2,582,500	$0.73	8.58	$336

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on March 31, 2018, $0.80 and the exercise price, multiplied by the number of in-the-money-options).

As of March 31, 2018, there was $542 of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted average period of 2.9 years.

14. WARRANTS

During the three months ended March 31, 2018, the Company issued a total of 2,450,000 warrants at an average exercise price of $1.16 per share.

(i)
On January 23, 2018, the Company issued warrants to purchase an aggregate of 625,000 shares of common stock at an exercise price equal to $2.20 per share of common stock in connection with the issuance of a 10% senior convertible promissory note in the aggregate principal amount of $1,250 (See Note 18c).

(ii)
On January 25, 2018, the Company entered into three agreements for the Purchase and Sale of Future Receipt, pursuant to which the Company sold up to (i) $562 of the Company’s future receipts for a purchase price of $375, (ii) $337 in future receipts for a purchase price of $225 and (iii) $118 in future receipts for a purchase price of $100. Under the terms of these agreements, the Company issued warrants to purchase an aggregate of 112,500 shares of common stock at an exercise price of $2.25 per share of common stock and warrants to purchase 162,500 shares of common stock at an exercise price of $2.50 per share of common stock (See Note 15).

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
MARCH 31, 2018
U.S. dollars in thousands, except share and per share data

(iii)
On March 22, 2018, the Company issued warrants to purchase an aggregate of 1,250,000 shares of common stock at an exercise price equal to $1.15 per share of common stock in connection with the issuance of a promissory note in the principal amount of $1,750,000 with a term of two months, subject to the Company’s ability to prepay within one month (See Note 16a).

(iv)
On March 23, 2018, the Company entered into a securities purchase agreement to sell and issue a 12% promissory note in the principal amount of $1,000 and a warrant to purchase 300,000 shares of common stock to an accredited investor if the promissory note is paid in full on or before May 23, 2018, or up to 450,000 shares of common stock, if the promissory note is paid by June 22, 2018 (See Note 16b).

The following table summarizes information about common stock warrants outstanding at March 31, 2018:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$0.01	317,460	8.59	$0.01	238,092	$0.01
$0.55	283,636	4.61	$0.55	283,636	$0.55
$0.66	148,133	4.59	$0.66	0	$0.66
$0.70	1,768,572	4.53	$0.70	1,768,572	$0.70
$0.75	135,909	4.13	$0.75	135,909	$0.75
$0.80	481,666	2.45	$0.80	481,666	$0.80
$1.00	130,000	4.20	$1.00	130,000	$1.00
$1.10	759,486	3.43	$1.10	759,486	$1.10
$1.15	1,550,000	4.98	$1.15	1,550,000	$1.15
$2.20	625,000	4.82	$2.20	625,000	$2.20
$2.25	112,500	4.82	$2.25	112,500	$2.25
$2.50	162,500	4.82	$2.50	162,500	$2.50
$0.01 - 2.50	6,474,862	4.58	$1.04	6,247,361	$1.07

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

The Company utilized the Black-Scholes option pricing model and the assumptions used during the three months ended March 31, 2018 and 2017:

	2018	2017
Weighted average risk-free interest rate	2.41% — 2.61%	1.86% — 2.01%
Weighted average life (in years)	4.0	5.3
Volatility	124.8% — 138.4%	98.5% — 104.6%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of warrants granted	$1.16	$0.55

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
MARCH 31, 2018
U.S. dollars in thousands, except share and per share data

15. ADVANCES ON FUTURE RECEIPTS

During the second half of 2017, the Company received funding as a result of entering into multiple Agreements for the Purchase and Sale of Future Receipts pursuant to which the Company sold in the aggregate $4,068 in future receipts of the Company for $2,889. As of December 31, 2017, the Company had repaid $1,526. During the three months ended March 31, 2018, the Company entered into a total of nine additional Agreements for the Purchase and Sale of Future Receipts (collectively, the “Agreements on Future Receipts”) pursuant to which the Company sold up to $5,632 in “future receipts” for a purchase price in the amount of $4,100. The term “future receipts” means cash, check, ACH, credit card, debit card, bank card, charge card or other form of monetary payment. The Agreements on Future Receipts have been personally guaranteed by the Company’s Chief Executive Officer and in one instance has also been guaranteed by Philou Ventures, LLC (“Philou”).

During the three months ended March 31, 2018, the Company recorded a discount in the amount of $1,651 based upon the difference between the amount of future receipts sold and the actual proceeds received by the Company. Under the terms of these agreements, the Company also issued warrants to purchase an aggregate of 112,500 shares of common stock at an exercise price of $2.25 per share of common stock and warrants to purchase 162,500 shares of common stock at an exercise price of $2.50 per share of common stock. The Company recorded an additional discount of $258 based on the estimated fair value of these warrants. The Company computed the fair value of these warrants using the Black-Scholes option pricing model. These discounts are reflected as a reduction on the outstanding liability and is being amortized as non-cash interest expense over the term of the agreement. During the three months ended March 31, 2018 and 2017, non-cash interest expense of $996 and nil, respectively, was recorded from the amortization of debt discounts.

16.  NOTES PAYABLE

Notes Payable at March 31, 2018 and December 31, 2017, are comprised of the following.

	March 31,	December 31,
	2018	2017
Plankton Note (a)	$2,100	$—
12% short-term promissory note (b)	1,000	—
Other short-term notes payable (c)	920	—
Notes payable to Wells Fargo (d)	303	300
Note payable to Dept. of Economic and Community Development (e)	285	292
Power-Plus Credit Facilities (f)	—	171
Note payable to Power-Plus Member (g)	98	130
Note payable to People's United Bank (h)	20	19
10% short-term promissory notes (i)	—	15
Total notes payable	4,726	927
Less:
Unamortized debt discounts	(1,014)	—
Unamortized financing cost	(32)	—
Total notes payable, net of financing cost	$3,680	$927
Less: current portion	3,160	402
Notes payable – long-term portion	$520	$525

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
MARCH 31, 2018
U.S. dollars in thousands, except share and per share data

(a)
On February 20, 2018, the Company issued a promissory note in the principal face amount of $900 to an accredited investor. This promissory note included an original issue discount (“OID”) of $150 resulting in net proceeds of $750. The principal and OID on this note was due and payable on March 22, 2018. On March 23, 2018, we entered into a new promissory note in the principal amount of $2,100 for a term of two months, subject to our ability to prepay within one month. The new promissory note included an OID of $350 if paid within one month and $700 if paid within two months, resulting in net proceeds of $1,750. The Company also issued to the lender a warrant to purchase 1,250,000 shares of the Company’s common stock at an exercise price of $1.15 per share. The principal amount of the new promissory note consisted of cash of $1,000 and the cancellation of principal of $750 from the February 20, 2018 promissory note. The interest on the February 20, 2018 note in the amount of $150 was paid to the lender prior to entering into the new promissory note. The warrants are exercisable commencing on issuance date for a term of three years. The exercise price of these warrants is subject to adjustment for customary stock splits, stock dividends, combinations and other standard anti-dilution events. The warrants may be exercised for cash or on a cashless basis. During the quarter ended March 31, 2018, the Company recorded debt discount in the amount of $604 based on the estimated fair value of these warrants. The Company computed the fair value of these warrants using the Black-Scholes option pricing model. The debt discount is being amortized as non-cash interest expense over the term of the debt. During the three months ended March 31, 2018, non-cash interest expense of $156 was recorded from the amortization of debt discount and interest expense of $90 was recorded from the amortization of the OID on the new promissory note. On April 23, 2018, the Company paid the entire outstanding principal on the new promissory note of $2,100. The new promissory note had been guaranteed by our Chief Executive Officer and had also been guaranteed by Philou.

(b)
On March 23, 2018, the Company entered into a securities purchase agreement to sell and issue a 12% promissory note and a warrant to purchase 300,000 shares of common stock to an accredited investor if the promissory note is paid in full on or before May 23, 2018, or up to 450,000 shares of common stock, if the promissory note is paid by June 22, 2018. The promissory note was issued with a 10% OID. The promissory note is in the principal amount of $1,000 and was sold for $900, bears interest at 12% simple interest, and is due on June 22, 2018. Interest only payments are due, in arrears, on a monthly basis commencing on April 23, 2018. The exercise price of the warrant is $1.15 per share. During the quarter ended March 31, 2018, the Company recorded debt discount in the amount of $202 based on the estimated fair value of these warrants. The Company computed the fair value of these warrants using the Black-Scholes option pricing model. The debt discount is being amortized as non-cash interest expense over the term of the debt. During the three months ended March 31, 2018, non-cash interest expense of $26 was recorded from the amortization of debt discount and interest expense of $13 was recorded from the amortization of the OID on the 12% promissory note. The 12% promissory note is unsecured by any of the Company’s assets but is guaranteed by our Chief Executive Officer.

(c)	During the quarter ended March 31, 2018, the Company entered into three short-term promissory notes:

(i)
On February 7, 2018, we issued demand promissory notes in the aggregate principal face amount of $440 to accredited investors. These promissory notes included an aggregate OID of $40 resulting in net proceeds to the Company of $400. The principal and OID on these notes is due and payable on demand after April 24, 2018. These loans were paid on April 27, 2018. During the three months ended March 31, 2018, the Company recognized $26 from the amortization of OID on these demand promissory notes.

(ii)
On February 26, 2018, the Company issued a 10% promissory note in the principal amount of $330 to an accredited investor. This promissory note included an OID of $30 resulting in net proceeds to us of $300. The principal and accrued interest on this note was due and payable on April 12, 2018, subject to a 30-day extension available to the Company. This 10% promissory note was paid on April 27, 2018. During the three months ended March 31, 2018, the Company recognized $25 from interest and the amortization of OID on this 10% promissory note.

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
MARCH 31, 2018
U.S. dollars in thousands, except share and per share data

(iii)
On March 27, 2018, the Company issued a 10% promissory note in the principal amount of $200 to an accredited investor. The principal and accrued interest on this note was due and payable on March 29, 2018. On March 29, 2018 and April 24, 2018, the Company paid $50 and $150, respectively, on this 10% promissory note of $200,000.

(d)
At March 31, 2018, Microphase had guaranteed the repayment of two equity lines of credit in the aggregate amount of $300 with Wells Fargo Bank, NA (“Wells Fargo”) (collectively, the “Wells Fargo Notes”). These loans originated prior to the Company’s acquisition of Microphase and Microphase was the recipient of the actual proceeds from the loans. Microphase had previously guaranteed the payment under the first Wells Fargo equity line during 2008, the proceeds of which Microphase had received from a concurrent loan from Edson Realty Inc., a related party owned real estate holding company. As of March 31, 2018, the first line of credit, which is secured by residential real estate owned by a former officer, had an outstanding balance of $215, with an annual interest rate of 4.00%. Microphase had guaranteed the payment under the second Wells Fargo equity line in 2014. Microphase had received working capital loans from the former CEO from funds that were drawn against the second Wells Fargo equity line. As of March 31, 2018, the second line of credit, secured by the former CEO’s principal residence, had an outstanding balance of $88, with an annual interest rate of 3.00%. During the three months ended March 31, 2018, Microphase incurred $9 of interest on the Wells Fargo Notes.

(e)
In August 2016, Microphase received a $300 loan, of which $15 has been repaid, pursuant to the State of Connecticut Small Business Express Job Creation Incentive Program which is administered through the Department of Economic and Community Development (“DECD”) (the “DECD Note”). The DECD Note bears interest at a rate of 3% per annum and is due in August 2026. Payment of principal and interest was deferred during the initial year and commencing in September 2017, payable in equal monthly installments over the remaining term. During the three months ended March 31, 2018, Microphase incurred $2 of interest on the DECD Note. In conjunction with the DECD Note, Microphase was awarded and received a Small Business Express Matching Grant of $100 by the State of Connecticut. State grant funding requires Microphase to spend an equal amount of cash on eligible expense. The Company has utilized $18 of the grant and the balance of $82 is reported within deferred revenue and classified in accounts payable and accrued in the accompanying consolidated balance sheet at March 31, 2018.

(f)
At December 31, 2017, Power-Plus had guaranteed the repayment of two lines of credit in the aggregate amount of $169 with Bank of America NA (“B of A”) and Wells Fargo (collectively, the “Power-Plus Lines”). During the three months ended March 31, 2018, the Power-Plus Lines had been paid.

(g)
Pursuant to the terms of the Purchase Agreement with Power-Plus, the Company entered into a two-year promissory note in the amount of $255 payable to the former owner as part of the purchase consideration. The $255 note is payable in 24 equal monthly installments. On October 18, 2017, for cancellation of debt, the Company entered into a subscription agreement with the former owner under which the Company sold 138,806 shares of common stock at $0.67 per share for an aggregate purchase price of $93. During the three months ended March 31, 2018, the Company paid $32 in principal payments.

(h)	In December 2016, Microphase utilized a $20 overdraft credit line at People’s United Bank with an annual interest rate of 15%. As of March 31, 2018, the balance of that overdraft credit line was $20.

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
MARCH 31, 2018
U.S. dollars in thousands, except share and per share data

(i)
In December 2016, Microphase issued $705 in 10% short-term promissory notes to nineteen accredited investors which, after deducting $71 of placement fees to its selling agent, Spartan Capital Securities, LLC (“Spartan”), resulted in $634 in net proceeds to Microphase (the “10% Short-Term Notes”). The 10% Short-Term Notes were due one year from the date of issuance. The amount due pursuant to the 10% Short-Term Notes is equal to the entire original principal amount multiplied by 125% (the “Loan Premium”) plus accrued interest. On December 5, 2017, in exchange for the cancellation of $690 of outstanding principal and $250 of accrued interest owed to the investors by Microphase Corporation, the Company entered into an Exchange Agreement pursuant to which the Company issued an aggregate of 1,523,852 shares of common stock and warrants to purchase 380,466 shares of common stock with an exercise price of $1.10 per share of common stock. During the three months ended March 31, 2018, the Company paid the remaining balance of principal and accrued interest of $15 and $6, respectively.

(j)
On January 25, 2018, the Company issued two 5% promissory notes, each in the principal face amount of $2,500, for an aggregate debt of $5,000 to two institutional investors.  The entire unpaid balance of the principal and accrued interest on each of the 5% promissory notes was due and payable on February 23, 2018, subject to a 30-day extension available to the Company. The proceeds from these two 5% promissory notes were used to purchase 1,000 Antminer S9s (“Miners”) manufactured by Bitmain Technologies, Inc. in connection with our crypto mining operations. Between March 23 and March 27, 2018, the Company paid the entire outstanding principal and accrued interest on the 5% promissory notes of $5,101,127.

17. NOTES PAYABLE – RELATED PARTIES

Notes Payable – Related parties at March 31, 2018 and December 31, 2017, are comprised of the following:

	March 31,	December 31,
	2018	2017
Notes payable to former officer and employee	$308	$309
Total notes payable	308	309
Less: current portion	(162)	(134)
Notes payable – long-term portion	$146	$175

Microphase is a party to several notes payable agreements with seven of its past officers, employees and their family members. As of March 31, 2018, the aggregate outstanding balance pursuant to these notes payable agreements, inclusive of $50 of accrued interest, was $359, with annual interest rates ranging between 3.00% and 6.00%. During the three months ended March 31, 2018, Microphase incurred $3 of interest on these notes payable agreements. In July 2016, one of these noteholders initiated litigation to collect the balance owed under the terms of his respective agreement. In October 2017, Microphase and the noteholder entered into a settlement agreement whereby Microphase agreed to pay the outstanding principal and interest of $122 and $43, respectively, by issuing to the noteholder 95,834 shares of Microphase common stock valued at $115 and paying $25 in cash. The value of the Microphase common stock was derived from the Company’s recent acquisition of a majority interest in Microphase. Further, the parties agreed a final $25 would be paid within 18 months of the settlement agreement or Microphase would be required to pay the noteholder an additional $25.

18. CONVERTIBLE NOTES

At March 31, 2018 the Company did not have any Convertible Notes whereas at December 31, 2017, Convertible notes are comprised of the following:
2017
5% Convertible Note (a)	$550
12% Convertible Note (b)	202
Total convertible notes payable	752
Less:
Unamortized debt discounts	(351)
Unamortized financing cost	(3)
Total convertible notes payable, net of financing cost	$398

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
MARCH 31, 2018
U.S. dollars in thousands, except share and per share data

(a)
On December 4, 2017, the Company entered into a securities purchase agreement to sell a 5% Convertible Note (the “5% Convertible Note”) and 150,000 shares of restricted common stock to an institutional investor. The principal of the 5% Convertible Note and interest thereon may be converted into shares of common stock at $0.60 per share of common stock, subject to adjustments for lower priced issuances, stock splits, stock dividends, combinations or similar events. The 5% Convertible Note is in the principal amount of $550, included an OID of $50 resulting in net proceeds to the Company of $500, bears interest at 5% simple interest on the principal amount, and is due on August 13, 2018. Interest only payments are due on a quarterly basis and the principal is due on June 3, 2018.

At the time of issuance of the 5% Convertible Note, the closing price of the Company’s common stock was in excess of the conversion price, resulting in a beneficial conversion feature, or BCF. The BCF embedded in the 5% Convertible Note is accounted for under ASC No. 470, Debt. At issuance, the intrinsic value of the BCF totaled $244 based on the difference between the effective conversion price and the fair value of the Company’s common stock at the commitment date of the transaction. The intrinsic value of the BCF exceeded the proceeds allocated to the relative fair value of the 5% Convertible Note. The BCF is being amortized to interest expense over the term of the 5% Convertible Note using the effective interest method.  The valuation of the BCF was calculated based on the effective conversion price compared with the market price of the Company’s common stock on the date of issuance of the Convertible Note.

In aggregate, the Company recorded debt discount in the amount of $550 based on the relative fair values of the 150,000 shares of common stock of $256, BCF of $244 and OID of $50. The debt discount is being amortized as non-cash interest expense over the term of the debt. During the year ended December 31, 2017, non-cash interest expense of $381 was recorded from the amortization of debt discounts. In January 2018, the 5% Convertible Note was converted into 921,645 shares of the Company’s common stock based upon the contractual rights included in the 5% Convertible Note (See Note 19).

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

The BCF embedded in the 12% Convertible Note is accounted for under ASC No. 470, Debt. At issuance, the intrinsic value of the BCF totaled $187. The Company, however, was prohibited from issuing shares of common stock pursuant to the 12% Convertible Note until stockholder approval of such issuance of securities was obtained as required by applicable NYSE American listing rules. The Company received stockholder approval for the share issuances on December 28, 2017. The intrinsic value of the BCF is being amortized to interest expense over the term of the 12% Convertible Note using the effective interest method. The valuation of the BCF was calculated based on the effective conversion price compared with the market price of the Company’s common stock on the date of issuance of the 12% Convertible Note. In aggregate, the Company recorded debt discount in the amount of $394 based on the relative fair values of the 666,666 warrants, BCF and OID of $40. During the year ended December 31, 2017, non-cash interest expense of $212 was recorded from the amortization of debt discounts.

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
MARCH 31, 2018
U.S. dollars in thousands, except share and per share data

On December 28, 2017, principal and accrued interest of $198 and $5, respectively, on the 12% Convertible Note was satisfied through the issuance of 368,760 shares of the Company’s common stock and the remaining balance was converted into 377,678 shares of the Company’s common stock on January 10, 2018 (See Note 19). The fair value of the warrants was estimated using the Black-Scholes option-pricing method. The risk-free rate of 1.79% was derived from the U.S. Treasury yield curve, matching the term of the warrant, in effect at the measurement date. The volatility factor of 107.3% was determined based on the Company’s historical stock prices.

(c)
On January 23, 2018, we entered into a securities purchase agreement with an institutional investor to sell, for an aggregate purchase price of $1,000, a 10% senior convertible promissory note (the “January 2018 10% Convertible Note”) with an aggregate principal face amount of $1,250, a warrant to purchase an aggregate of 625,000 shares of our common stock and 543,478 shares of our common stock. The transactions contemplated by the Securities Purchase Agreement closed on February 8, 2018.  The January 2018 10% Convertible Note is convertible into 625,000 shares of our common stock, a conversion price of $2.00 per share, subject to adjustment. The exercise price of the warrant to purchase 625,000 shares of our common stock is $2.20 per share, subject to adjustment. On February 9, 2018, in addition to the 543,478 shares of common stock provided for pursuant to the securities purchase agreement, we issued to the investor an aggregate of 691,942 shares of our common stock upon the conversion of the entire outstanding principal and accrued interest on the January 2018 10% Convertible Note of $1,384 (See Note 19).

19. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 25,000,000 shares of Preferred Stock $0.001 par value. The Board of Directors has designated 500,000 shares of its Preferred Stock as Series A cumulative Redeemable Convertible Preferred shares (the “Series A Preferred Stock”), 500,000 shares as Series B Convertible Preferred Stock (the “Series B Preferred Stock”), 460,000 shares as Series C Convertible Preferred Stock (the “Series C Preferred Stock”), 378,776 shares as Series D Convertible Preferred Stock (the “Series D Preferred Stock”), and 10,000 shares as Series E Convertible Preferred Stock (the “Series E Preferred Stock”). The rights, preferences, privileges and restrictions on the remaining authorized 23,151,224 shares of Preferred Stock have not been determined. The Company’s Board of Directors is authorized to create a new series of preferred shares and determine the number of shares, as well as the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred shares. As of March 31, 2018, there were 100,000 shares of Series B Preferred Stock, 124,276 shares of Series D Preferred Stock and no other shares of Preferred Stock were issued or outstanding.

Common Stock

Common stock confers upon the holders the rights to receive notice to participate and vote in the general meeting of shareholders of the Company, to receive dividends, if and when declared, and to participate in a distribution of surplus of assets upon liquidation of the Company.

Issuance of Common Stock pursuant to the At the Market Offering

On February 27, 2018, the Company entered into a sales agreement with H.C. Wainwright & Co., LLC (“HCW”) to sell shares of the Company’s common stock, having an aggregate offering price of up to $50 million from time to time, through an “at the market offering” program (the “ATM Offering”) under which HCW will act as sales agent. Between February 27, 2018 and March 31, 2018, we had received net proceeds of $5,928 through the sale of 5,120,812 shares of the Company’s common stock through the ATM Offering. The offer and sale of the shares through the ATM Offering are made pursuant to the Company’s effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-222132) filed with the SEC on December 18, 2017, amended on January 8, 2018, and declared effective by the SEC on January 11, 2018, and a prospectus supplement related to the ATM Offering, dated February 27, 2018.

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
MARCH 31, 2018
U.S. dollars in thousands, except share and per share data

Issuance of Common Stock for Services

During the three months ended March 31, 2018, the Company issued to its consultants a total of 1,683,059 shares of its common stock, with a value of $3,033, an average of $1.80 per share for services rendered.

Issuance of common stock for conversion of debt

On January 3, 2018, accrued interest of $23 on the 10% Convertible Notes was satisfied through the issuance of 37,750 shares of the Company’s common stock.

On January 10, 2018, principal and accrued interest of $202 and $6, respectively, on the 12% Convertible Note was satisfied through the issuance of 377,678 shares of the Company’s common stock (See Note 18b).

On January 12, 2018, principal and accrued interest of $550 and $3, respectively, on the 5% Convertible Note was satisfied through the issuance of 921,645 shares of the Company’s common stock (See Note 18a).

On February 9, 2018, principal and accrued interest of $1,250 and $134, respectively, on the January 2018 10% Convertible Note was satisfied through the issuance of 691,942 shares of the Company’s common stock (See Note 18c).

Issuances of Common Stock upon Exercise of Stock Options

During January 2018, the Company issued a total of 60,000 shares of its common stock upon the cash exercise of options. These options were issued pursuant to the Company’s Plans. The Company received cash of $98 as a result of these option exercises.

Issuances of Common Stock upon Exercise of Warrants

During January 2018, the Company issued a total of 1,866,471 shares of its common stock upon the cash and cashless exercise of warrants to purchase an aggregate of 2,187,646 shares of its common stock. These warrants were issued between August 2017 and December 2017 in conjunction with various common stock and debt financings. The Company received cash of $867 as a result of these warrant exercises.

Issuances of common stock in connection with convertible notes

On February 9, 2018, in conjunction with the securities purchase agreement to sell the January 2018 10% Convertible Note in the principal amount of $1,250, the Company issued 543,478 shares of restricted common stock to the institutional investor (See Note 18c).

Issuances of Common Stock upon Conversion of Series D Preferred Stock

During January 2018, pursuant to the conversion terms of the Series D Preferred Stock, 254,500 shares of the Series D Preferred Stock was converted into 509,000 shares of the Company’s Common Stock.

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
MARCH 31, 2018
U.S. dollars in thousands, except share and per share data

20. RELATED PARTY TRANSACTION

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

In consideration of entering into the AVLP Loan Agreement, the Company and AVLP cancelled the AVLP Notes and consolidated the AVLP Notes and prior advances totaling $3,309 plus original issue discount of $165 and issued a new Convertible Promissory Note in the aggregate principal amount of $3,474 (the “New Note”) that is convertible into shares of AVLP at a conversion price of $0.50 per share. The New Note is due in two years and accrues interest at 12% per annum on the principal amount. Prior interest accrued under the AVLP Notes and advances will continue to be an obligation of AVLP. The New Note contains standard events of defaults. In addition, concurrent to issuing the New Note, AVLP issued to the Company a five-year Warrant to purchase 6,948,800 shares of AVLP Common Stock at $0.50 per share. Further, the Company made additional advances under the AVLP Loan Agreement in the aggregate amount of $2,109 At March 31, 2018, in aggregate, the Company has provided loans to AVLP in the principal amount $5,584 and AVLP has issued to the Company warrants to purchase 11,167,440 shares of AVLP common stock. Future advances under the AVLP Loan Agreement, if any, will be evidenced by a convertible promissory containing a conversion price feature at $0.50 per share and warrant with an exercise price of $0.50 per share. Further, under the terms of the AVLP Loan Agreement, any notes issued by AVLP are secured by the assets of AVLP.

During the three months ended March 31, 2018 and the year ended December 31, 2017, the Company also acquired in the open market 78,200 shares of AVLP common stock for $99 and 221,333 shares of AVLP common stock for $192, respectively. At March 31, 2018, the closing market price of AVLP’s common stock was $0.98. The Company has determined that its investment in AVLP marketable equity securities are accounted for pursuant to the fair value method and based upon the closing market price of common stock at March 31, 2018, the Company has recognized an unrealized gain of $164.

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

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
MARCH 31, 2018
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

During the three months ended March 31, 2018 and 2017, we recognized $1,793 in revenues resulting from our relationship with MTIX Limited, a company formed under the laws of England and Wales (“MTIX”).  MTIX was acquired by Avalanche on August 22, 2017 and is therefore deemed to be a related party.  In March 2017, the Company was awarded a 3-year, $50 million purchase order by MTIX to manufacture, install and service the Multiplex Laser Surface Enhancement (“MLSE”) plasma-laser system. Management believes that the MLSE purchase order will be a source of revenue and generate significant cash flows for the Company. However, at March 31, 2018, the $1,967 in revenues recognized during the three months ended March 31, 2018 and year ended December 31, 2017, had not yet been received and was reflected on the financial statements as accounts receivable, related party.

b.
On September 22, 2016, the Company entered into a consulting agreement with Mr. Ault to assist the Company in developing a business strategy, identifying new business opportunities, developing a capital raising program and implementing of a capital deployment program.  For his services, Mr. Ault was paid $100 during the three months ended March 31, 2018 and $208 during the year ended December 31, 2017.

c.
On March 9, 2017, the Company entered into a Preferred Stock Purchase Agreement with Philou. Pursuant to the terms of the Preferred Stock Purchase Agreement, Philou may invest up to $5,000 in the Company through the purchase of Series B Preferred Stock over 36 months. Between April 1, 2017 and June 2, 2017, Philou purchased 75,000 shares of Series B Preferred Stock pursuant to the terms of the Preferred Stock Purchase Agreement. Further, at March 31, 2018, Philou had made a $250 payment in the form of a short-term advance which was converted into Series B Preferred Stock on April 24, 2018.

d.
Between July 6, 2017 and March 31, 2018, Milton C. Ault, III, the Company’s Executive Chairman, personally guaranteed the repayment of (i) $8,218 from the sale of Advances on Future Receipts (ii) and $4,380 from the sale of the promissory notes. These personal guarantees were necessary to facilitate the consummation of these financing transactions. Mr. Ault’s payment obligations would be triggered if the Company failed to perform under these financing obligations. Our board of directors has agreed to compensate Mr. Ault for his personal guarantees. The amount of annual compensation for each of these guarantees, which will be in the form of non-cash compensation, is approximately 1.5% of the amount of the obligation.

e.
During the year ended December 31, 2017, DP Lending made loans to Alzamend Neuro, Inc. (“Alzamend”), in the amount of $44. AVLP is a party to a management services agreement pursuant to which Avalanche provides management, consulting and financial services to Alzamend. At March 31, 2018, the outstanding principal under these loans had been repaid. As additional consideration, the Company received a warrant to purchase 22,000 shares of Alzamend’s common stock at an exercise price of $0.30 per share of common stock.

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
MARCH 31, 2018
U.S. dollars in thousands, except share and per share data

21. SEGMENT, CUSTOMERS AND GEOGRAPHICAL INFORMATION

The Company has three reportable segments as of March 31, 2018 and two reportable segments as of December 31, 2017; see Note 1 for a brief description of the Company’s business.

The following data presents the revenues, expenditures and other operating data of the Company’s geographic operating segments and presented in accordance with ASC No. 280.

	Three Months ended March 31, 2018
	DPC	DPL	SC Mining	Eliminations	Total
Revenues	$2,840	$326	$237	$—	$3,403
Revenue, related party	$1,793	$—	$—	$—	$1,793
Inter-segment revenues	$5	$—	$—	$(5)	$—
Total revenues	$4,638	$326	$237	$(5)	$5,196

Depreciation and amortization expense	$43	$17	$55	$—	$115

Loss from operations	$(1,851)	$(253)	$(863)	$—	$(2,967)
Interest expense, net					$(3,132)
Income tax benefit					$4
Net loss attributable to non-controlling interest					$36
Net loss attributable to DPW Holdings					$(6,059)
Capital expenditures for segment assets, as of December 31, 2017	$311	$1	$7,166	$—	$7,478

Identifiable assets as of March 31, 2018	$29,104	$1,488	$7,901	$—	$38,493

	Three Months ended March 31, 2017
	DPC	DPL	Eliminations	Total
Revenues	$1,013	$615	$—	$1,628
Inter-segment revenues	$25	$—	$(25)	$—
Total revenues	$1,038	$615	$(25)	$1,628

Depreciation and amortization expense	$16	$17	$—	$33

Loss from operations	$(744)	$(43)	$—	$(787)
Interest income, net				$(207)
Income tax benefit				$—
Net loss				$(994)
Capital expenditures for segment assets, as of December 31, 2016	$—	$2	$—	$2

Identifiable assets as of March 31, 2017	$3,528	$2,177	$—	$5,705

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
MARCH 31, 2018
U.S. dollars in thousands, except share and per share data

Concentration Risk:

The following table provides the percentage of total revenues attributable to a single customer from which 10% or more of total revenues are derived:

For the three months ended March 31, 2018

Total Revenues
	by Major	Percentage of
	Customers	Total Company
	(in thousands)	Revenues
Customer A	$1,793	35%

	For the Three Months Ended March 31, 2017

	Total Revenues
	by Major	Percentage of
	Customers	Total Company
	(in thousands)	Revenues
Customer A	$309	19%
Customer B	$224	14%

Revenue from Customer A is related party revenue attributable to Coolisys and revenue from Customer B is attributable to DP Limited. At March 31, 2018, one customer represented 17.4% of the Company’s accounts receivable and MTIX represented all of the Company’s accounts and other receivable, related party.

For the three months ended March 31, 2018 and 2017, total revenues from external customers divided on the basis of the Company’s product lines are as follows:

	2018	2017
Revenues:
Commercial products	$3,665	$1,078
Defense products	1,531	550
Total revenues	$5,196	$1,628

Financial data relating to geographic areas:

The Company’s total revenues are attributed to geographic areas based on the location. The following table presents total revenues for the years ended December 31, 2017 and 2016. Other than as shown, no foreign country contributed materially to revenues or long-lived assets for these periods:

	2018	2017
Revenues:
North America	$4,747	$1,002
Europe	267	514
Other	182	112
Total revenues	$5,196	$1,628

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
MARCH 31, 2018
U.S. dollars in thousands, except share and per share data

22. SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2017 and has determined that it does not have any material subsequent events to disclose in these financial statements except for the following.

Convertible Promissory Notes

On April 16, 2018, the Company entered into securities purchase agreements with three institutional investors to sell, for an aggregate purchase price of $1,550, 12% secured convertible promissory notes (“Convertible Notes”) with an aggregate principal face amount of $1,722, warrants to purchase an aggregate of 993,588 shares of the Company’s common stock, and an aggregate of 200,926 shares of the Company’s common stock. The Convertible Notes bear simple interest at 12% on the principal amount with a guarantee of interest during the initial six months in the amount of $103. Subject to certain beneficial ownership limitations and an event of default having occurred and not been cured, the investors may convert the principal amount of the Convertible Notes and accrued interest earned thereon into shares of the Company’s common Stock at $0.70 per share, subject to adjustment for customary stock splits, stock dividends, combinations or similar events. Beginning on May 16, 2018, the Company is required to make six monthly cash payments in the aggregate amount of $304 until the Convertible Notes are satisfied in full, which is to occur on October 16, 2018. The warrants entitle the holders to purchase, in the aggregate, up to 993,588 shares of the Company’s common stock at an exercise price of $1.30 per share for a period of five years. In connection with these three securities purchase agreements, the Company entered into security agreements pursuant to which it granted to each investor a security interest in, among others, SC Mining’s accounts, chattel paper, documents, equipment, general intangibles, instruments and inventory, and all proceeds, as set forth in the security agreements.

On May 15, 2018, the Company entered into a securities purchase agreement with an institutional investor providing for the issuance of (i) a Senior Secured Convertible Promissory Note (the “Convertible Note”) with a principal face amount of $6,000, which Convertible Note is, subject to certain conditions, convertible into 8,000,000 shares (the “Conversion Shares”) of the Company’s common stock at $0.75 per share; (ii) a five-year warrant to purchase 1,111,111 shares of the Company’s common stock (the “Series A Warrant Shares”) at an exercise price of $1.35 (the “Series A Warrant”); (iii) a five-year warrant to purchase 1,724,138 shares of the Company’s Class B common stock (the “Series B Warrant Shares” and with the Series A Warrant Shares, the “Warrant Shares”) at an exercise price of $0.87 per share (the “Series B Warrant” and together with the Series A Warrant, the “Warrants”); and (iv) 344,828 shares of our common stock (the “Commitment Shares” and with the Conversion Shares and the Warrant Shares, the “Issuable Shares”).  The Warrant Shares and the Commitment Shares will be registered under the Securities Act pursuant to the Company’s currently effective registration statement on Form S-3 (File No. 333-222132). Pursuant to a registration rights agreement entered into with the Investor on the Closing Date, the Company agreed to file a registration statement on Form S-3 to register the Note and the Conversion Shares within twenty-one (21) days of the Closing Date.

The Convertible Note bears interest at 10% per annum, with 50% of the total interest due on the principal payable at the closing and the remaining 50% payable as Amortization Payments. The Company is required to make amortization payments in cash to the investor for a period of 26 weeks in 13 equal payments every 2 weeks until the Convertible Note is satisfied in full (each, an “Amortization Payment”). The Convertible Note is convertible into common stock at $0.75 per share, subject to adjustment, but may only be converted if an event of default thereunder has occurred and not been cured on a timely basis. The conversion price of the Convertible Note is subject to adjustment for customary stock splits, stock dividends, combinations or similar events.  The Convertible Note contains standard and customary events of default including, but not limited to, failure to make payments when due under the Convertible Note, failure to comply with certain covenants contained in the Convertible Note, or bankruptcy or insolvency of the Company.  The Company may prepay the full outstanding principal and accrued and unpaid interest at any time without penalty.

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
MARCH 31, 2018
U.S. dollars in thousands, except share and per share data

In connection with the financing, pursuant to an engagement agreement with Alliance Global Partners (“AGP”), a licensed broker-dealer with FINRA, the Company agreed to pay to AGP a cash fee, or placement agent fee, equal to 5% of the aggregate gross proceeds raised. Such fee was paid at the closing of the offering. In addition, AGP shall receive a cash fee equal to 5% of such cash exercise price proceeds received by the Company, payable within 48 hours of our receipt of any cash exercise price proceeds from the exercise of any warrants sold, provided that no such fee is due and payable hereunder in the event the warrants are not exercised for cash. AGP is also entitled to receive a warrant to purchase 150,000 shares of common stock with an exercise price of $1.00, which warrant shall be exercisable for 5-years via cashless exercise until registered and via cash thereafter.

Common Stock

The Company engaged Divine Capital Markets, LLC (“Divine”) to act as Placement Agent (the “Placement Agent”) for the 2017 private placement of the Series C Preferred Stock and warrants. For its services, the Placement Agent received, in addition to a 10.0% commission on the sale of each Unit and a 3.0% non-refundable expense allowance, warrants to purchase 10% of the Units sold at 120% of the Unit purchase price. The warrants to purchase 2.1 Units equates to a warrant to purchase 182,003 shares of the Company’s common stock at $0.72 per share and a second warrant to purchase 182,003 shares of the Company’s common stock at $1.00 per share. On May 8, 2018, the Company issued 279,190 shares of common stock pursuant a cashless exercise of these warrants.

On September 9, 2017, the Company approved the issuance of 100,000 shares of our common stock to Spartan Capital for capital advisory services.  On February 2, 2018, the Company amended the terms of the consulting agreement with Spartan Capital and agreed to issue an additional 200,000 shares of the Company’s common stock. Spartan Capital is an accredited investor. The shares of common stock were issued by the Company on May 8, 2018.

On October 5, 2017, Ault & Company purchased 75,000 shares of our common stock at $0.60 per share and a warrant to purchase up to 75,000 shares of our common stock at $0.60 per share for an aggregate purchase price of $45. The shares and warrants were issued by the Company on May 8, 2018.  Ault & Company is controlled by Mr. Milton Ault, our Executive Chairman.

On May 8, 2018, the Company issued 400,000 shares of its common stock as payment for services to a consultant.  The shares were valued at $328, an average of $0.82 per share.

Between April 1, 2018 and May 15, 2018, the Company had received net proceeds of $7,477 through the sale of 7,929,950 shares of the Company’s common stock through the ATM Offering.

On May 15, 2018, the Company entered into securities purchase agreements with certain investors in which we sold an aggregate of 7,691,775 shares of our common stock, and five-year warrants to purchase such number of shares of common stock equal to the shares of common stock purchased by the investors. The Company received aggregate consideration of $6,000, consisting of cash and the cancellation of short-term advances of $3,225 and $2,775, respectively. These securities were issued pursuant to our registration statement filed with the Securities and Exchange Commission (File No. 333-222132) which became effective on January 11, 2018.

Preferred Stock

On April 24, 2018, pursuant to the terms of the Preferred Stock Purchase Agreement, Philou purchased an additional 25,000 shares of Series B Preferred Stock in consideration of the cancellation of short-term advances due to Philou in the aggregate amount of $250. In addition, Philou received warrants to purchase 357,143 shares of common stock at an exercise price of $0.70 per share of common stock, which have been classified as equity instruments. The Company determined that the estimated relative fair value of these warrants, which are classified as equity, was $142 using the Black-Scholes option pricing model. Since the warrants were classified as equity securities, the Company allocated the $250 purchase price based on the relative fair values of the Series B Preferred Stock and the warrants following the guidance in ASC No. 470, Debt.

DPW HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
MARCH 31, 2018
U.S. dollars in thousands, except share and per share data

The Series B Convertible Preferred Stock is convertible at any time, in whole or in part, at the option of Philou, into shares of common stock at a fixed conversion price, which is subject to adjustment for stock splits, stock dividends, combinations or similar events, of $0.70 per share. As the effective conversion price of the Series B Convertible Preferred Stock on a converted basis was below the market price of the Company’s common stock on the date of issuance, it was determined that these discounts represent beneficial conversion features, which were valued at $108 based on the difference between the effective conversion price and the market price of the Company’s common stock on the date of issuance. These features are analogous to preference dividends and are recorded as a non-cash return to preferred shareholders through accumulated deficit.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this quarterly report, the “Company,” “DPW Holdings,” “we,” “us” and “our” refer to DPW Holdings, Inc., a Delaware corporation, our wholly-owned subsidiaries, Coolisys Technologies, Inc., Power-Plus Technical Distributors, LLC, Digital Power Lending, LLC, Super Crypto Mining, Inc., Digital Power Limited and our majority owned subsidiary, Microphase Corporation.

Recent Developments

On December 31, 2017, CooliSys entered into a Share Purchase Agreement (the “Purchase Agreement”) with Micronet Enertec Technologies, Inc. (“MICT”), a Delaware corporation, Enertec Management Ltd., an Israeli corporation and wholly owned subsidiary of MICT (“EML” and, together with MICT, the “Seller Parties”), and Enertec Systems 2001 Ltd. (“Enertec”), an Israeli corporation and wholly owned subsidiary of EML, pursuant to which Coolisys shall acquire Enertec, subject to the terms and conditions set forth in the Purchase Agreement. The Company anticipates the acquisition to close during the quarter ending June 30, 2018. The purchase price consists of a cash payment of $5,250 and the assumption of $4,000 in Enertec’s liabilities, with the cash portion to be adjusted for any increase or decrease of the $4,000 in liabilities.

In January 2018, we formed Super Crypto Mining, Inc. (“SC Mining”), a wholly-owned subsidiary. SC Mining was established to operate our newly formed cryptocurrency business, which is pursuing a variety of digital currencies. We are mining the top three cryptocurrencies for our own account. These cryptocurrencies include Bitcoin, Litecoin and Ethereum.  On January 25, 2018, we issued two 5% promissory notes, each in the principal face amount of $2,500 for an aggregate debt of $5,000 to two institutional investors. The proceeds from the two promissory notes were used to purchase 1,000 Antminer S9s manufactured by Bitmain Technologies, Inc. in connection with our mining operations. We received delivery of the Miners on February 1, 2018. On March 27, 2018, we paid the principal and accrued interest on each of the 5% promissory notes.

On February 27, 2018, we entered into a sales agreement with H.C. Wainwright & Co., LLC (“HCW”) to sell shares of our common stock, having an aggregate offering price of up to $50 million from time to time, through an “at the market offering” program (the “ATM Offering”) under which HCW will act as sales agent. As of May 15, 2018, we had received net proceeds of $13,404 through the sale of 13,050,762 shares of our common stock through the ATM Offering. The offer and sale of the shares through the ATM Offering are made pursuant to our effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-222132) filed with the SEC on December 18, 2017, amended on January 8, 2018, and declared effective by the SEC on January 11, 2018, and a prospectus supplement related to the ATM Offering, dated February 27, 2018.

On March 8, 2018, SC Mining, entered into an Asset Purchase Agreement (the “APA”) with Blockchain Mining Supply & Services Ltd. (“BMSS”). Pursuant to the APA, SC Mining has agreed to acquire 1,100 Antminer S9s (the “BMSS Miners”) manufactured by Bitmain from BMSS. Pursuant to the APA, SC Mining will pay an aggregate of $3,200 to BMSS for the BMSS Miners. As of March 31, 2018, we had paid BMSS $264. As of May 17, 2018, we had paid in aggregate $1,676. We intend to fund the remaining balance of $1,524, or approximately 48% of the aggregate purchase price, though the proceeds derived from our ongoing ATM Offering.

On March 22, 2018, SC Mining entered into a Master Services Agreement with a U.S. based entity, whereby SC Mining secured the right to 25 megawatts of power in support of SC Mining’s operations.

GENERAL

We are a growth company seeking to increase our revenues through acquisitions.  Our strategy reflects our management and Board’s current philosophy which we began implementing upon the change in control that was completed on September 22, 2016. Our acquisition and development target strategy include companies that have developed a “new way of doing business” in mature, well-developed industries experiencing changes due to new technology; companies that may become profitable or more profitable through efficiency and reduction of costs; companies that are related to our core business in the commercial and defense industries; and companies that will enhance our overall revenues.  It is our goal to substantially increase our gross revenues in the near future.

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

We are a Delaware corporation with our corporate office located at 201 Shipyard Way, Suite E, Newport Beach, California 92663.  Our phone number is 510-657-2635 and our website address is www.dpwholdings.com.

Results of Operations

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

The following table summarizes the results of our operations for the three months ended March 31, 2018 and 2017.

	For the Three Months Ended
	March 31,
	2018	2017

Revenue	$3,403	$1,628
Revenue, related party	1,793	—
Total revenue	5,196	1,628
Cost of revenue	3,803	920
Gross profit	1,393	708
Total operating expenses	4,360	1,495
Loss from operations	(2,967)	(787)
Interest expense	(3,132)	(207)
Loss before income taxes	(6,099)	(994)
Income tax benefit	4	—
Net loss	(6,095)	(994)
Less: Net loss attributable to non-controlling interest	36	—
Net loss available to common stockholders	$(6,059)	$(994)
Basic and diluted net loss per common share	$(0.17)	$(0.12)
Basic and diluted weighted average common shares outstanding	36,709,506	8,382,713
Comprehensive Loss
Loss available to common stockholders	$(6,059)	$(994)
Other comprehensive income (loss)
Foreign currency translation adjustment	26	21
Net unrealized loss on securities available-for-sale	(4,741)	—
Other comprehensive income (loss)	(4,715)	21
Total Comprehensive loss	$(10,774)	$(973)

Revenues

Our revenues increased by $1,775 or 109% to $3,403 for the three months ended March 31, 2018, from $1,628 for the three months ended March 31, 2017. The increase in revenue was primarily due to our acquisition of 56.4% of the outstanding equity interests of Microphase on June 2, 2017, combined with our acquisition of all of the outstanding equity interests of Power-Plus on September 1, 2017. Revenues generated by Microphase and Power-Plus during the three months ended March 31, 2018, were $1,290 and $575, respectively. Excluding revenues that were generated by our recent acquisitions of Microphase and Power-Plus, the Company generated revenues of $1,538, which represented a decrease of $115. As discussed below, the decrease of $115 from the three months ended March 31, 2017, was primarily due to a decrease in revenues from our European operations.

Revenues from our U.S. operations increased by $2,039, or 196.4%, to $3,077 for the three months ended March 31, 2018, from $1,038 for the three months ended March 31, 2017. As previously noted, our consolidated revenues include $1,865 in revenues generated from our recent acquisitions of Microphase and Power-Plus. If we had not closed on these acquisitions, then revenues from our U.S. operations would have been $1,212, an increase of 16.8%. The increase in revenues from our U.S. operations is attributed to $237 of revenues generated by SC Mining, our digital currency blockchain mining subsidiary, which was offset by a slight decrease in sales of our legacy products.

Revenues from DP Limited decreased by $290 to $326 for the three months ended March 31, 2018, from $615 for the three months ended March 31, 2017, a decrease of 47.1%. The decrease was primarily attributable to a decrease of military and commercial products sales. The decline in commercial product sales was mainly attributed to standard commodity products whereas the decline in military product sales was attributed to the development stage of current projects. During the three months ended March 31, 2017, DP Limited recognized approximately $240 on delivery of a large military project. During the three months ended March 31, 2018, the Company did not recognize significant revenue from any single military project, in part due to the early nature of existing military orders which are primarily in the engineering phase of development.

Revenues, related party

During the three months ended March 31, 2018, we recognized $1,793 in revenues resulting from our relationship with MTIX Limited, a company formed under the laws of England and Wales (“MTIX”).  MTIX was acquired by Avalanche on August 22, 2017 and is therefore deemed to be a related party.  In March 2017, the Company was awarded a 3-year, $50 million purchase order by MTIX to manufacture, install and service the Multiplex Laser Surface Enhancement (“MLSE”) plasma-laser system. Management believes that the MLSE purchase order will be a source of revenue and generate significant cash flows for the Company. However, at March 31, 2018, the $1,793 in revenues had not yet been received and was reflected on the financial statements as accounts receivable, related party.

Gross Margins

Gross margins decreased to 26.9% for the three months ended March 31, 2018 compared to 43.5% for the three months ended March 31, 2017. The decrease in gross margins was partially attributable to the lower margin revenue of $1,793 from MTIX, a related party, with gross margins of 21.9% combined with negative margins of (26.5%) on revenues of $237 at SC Mining. The negative gross margins at SC Mining are attributed to monthly recurring fixed costs at our colocation facilities which temporarily exceed the revenues from our mining operations while we place our miners in service. If we had not recognized revenue, and the related cost of revenue, from SC Mining and our contract with MTIX, then our adjusted gross margins for the three months ended March 31, 2018 would have been 33.6%. The decrease in gross margins from 43.5% to 33.6% is mainly attributable to an increase in costs of our commercial products sold in our U.S. operations, which historically have had much greater gross margins.

Engineering and Product Development

Engineering and product development expenses increased by $116 to $343 for the three months ended March 31, 2018 from $227 for the three months ended March 31, 2017. The increase is attributed to our acquisition of Microphase, which reported $122 in engineering and product development expenses.

Selling and Marketing

Selling and marketing expenses were $725 for the three months ended March 31, 2018 compared to $295 for the the three months ended March 31, 2017, an increase of $430. Our acquisition of Microphase and Power-Plus accounted for $56 and $205, respectively, of the increase in selling and marketing expenses. The remaining increase of $169 is attributed to an increase in personnel costs directly attributed to sales and marketing personnel at our U.S. and UK based operations. Throughout the quarter ended March 31, 2017, we augmented our sales and marketing team in the U.S. with the addition of a Vice President of Business Development and two regional sales managers. The increase in selling and marketing expenses is partially attributed to the increase in salaries and benefits and travel related costs for the three new sales and marketing positions. Due to the timing of these personnel additions, the full cost was only partially realized during the three months ended March 31, 2017. Further, during December 2017, we hired a Sales Director at our UK operations.

General and Administrative

General and administrative expenses were $3,222 for the three months ended March 31, 2018 compared to $973 for the three months ended March 31, 2017, an increase of $2,249. Our acquisition of Microphase accounted for $235 of the increase in general and administrative expenses. The adjusted increase of $2,014 from the comparative prior period was mainly due to higher stock-based compensation expenses, an increase in legal and audit costs, an increase in investor relationship costs and hiring of additional consultants to build an infrastructure in anticipation of our future growth and the increase in cost attributed to the hiring of a new Chief Financial Officer. The remaining increase in general and administrative expenses is due to various costs, none of which are significant individually.

•
In aggregate, we incurred $1,364 of stock-based compensation during the three months ended March 31, 2018. Of this amount, $515 was from issuances of equity-based awards pursuant to our Plans and $849 was from stock, options and warrants which were issued outside the Plans. It has been our policy to allocate the majority of stock-based compensation to general and administrative expense. During the three months ended March 31, 2018 and 2017, and inclusive of equity-based awards issued outside the Plans, we recorded $1,085 and $144, respectively, of stock-based compensation in general and administrative expense.

•
We experienced an aggregate increase of $234 in audit and legal fees due to an overall increase in the operations conducted and the level of complexity and significant number of the transactions entered into during the three months ended March 31, 2018.

•
Beginning during the quarter ended December 31, 2016, we spent significant effort on expanding our investor base and on hiring additional consultants to assist building an infrastructure to support our anticipated growth. These efforts were continued during the three months ended March 31, 2018 and resulted in an increase of $170 in costs attributed to investor relations and other consulting fees.

•
During January 2018 we hired a new Chief Financial Officer salary and in September 2017 we hired a senior executive to assist in management at Coolisys. These two hires resulted in an overall increase in payroll expense of approximately $125 during the three months ended March 31, 2018.

•
Finally, in January 2018 we established SC Mining, our digital currency blockchain mining subsidiary. During the three months ended March 31, 2018, general and administrative costs attributed to this subsidiary were $214.

Interest (expense) income, net

Interest expense was $3,132 for the three months ended March 31, 2018 compared to $207 for the three months ended March 31, 2017. The increase in interest expense for the three months ended March 31, 2018 is primarily related to the amortization of debt discount, in the aggregate amount of $3,051, resulting from original issue discount the issuance of warrants in conjunction with the sale of debt instruments in the aggregate amount of $13,352. During the three months ended March 31, 2018, as a result of these issuances, non-cash interest expense of $3,051 was recorded from the amortization of debt discount and debt financing costs. The remaining increase in interest expense was due to an increase in the amount of the Company’s total borrowings and which was primarily offset by interest income and the accretion of original issue discount pursuant to the Loan and Security Agreement entered into on September 6, 2017, between the Company and AVLP (“AVLP Loan Agreement”) of $634.

Operating Loss

         The Company recorded an operating loss of $2,976 for the three months ended March 31, 2018 compared to an operating loss of $787 for the three months ended March 31, 2017. The increase in operating loss is mostly attributable from the increase of general and administrative expenses.

Net Loss

For the foregoing reasons, our net loss for the three months ended March 31, 2018, was $6,095 compared to a net loss of $994 for the three months ended March 31, 2017. After taking into consideration the loss attributable to the non-controlling interest of the minority shareholders of Microphase during the three months ended March 31, 2018 of $36, the net loss available to common shareholders during the three months ended March 31, 2018 and 2017, was $6,059 and $994, respectively.

As reflected in our consolidated statement of cash flows for the three months ended March 31, 2018 and 2017, our reported net loss is comprised of non-cash charges of $4,152 and 378, respectively. A summary of these non-cash charges is as follows:

	For the Three Months Ended
	March 31,
	2018	2017
Interest expense – debt discount	$3,051	$195
Stock-based compensation	1,438	157
Depreciation and amortization	148	33
Interest income on conversion of promissory notes to common stock	—	—
Accretion of original issue discount on notes receivable – related party	(485)	(7)
Non-cash items included in net loss	$4,152	$378

Other comprehensive income (loss)

Other comprehensive loss was $10,774 and $973, respectively, for the three months ended March 31, 2018 and 2017. Other comprehensive loss for the three months ended March 31, 2018, which decreased our equity, reflects the impact of the weakening of the British Pound on the equity of DP Limited combined with unrealized losses in our investments in marketable securities, primarily in the warrants that we received as a result of our investment in Avalanche International, Corp, a related party. During the three months ended March 31, 2017, the effect of the foreign currency adjustment from the weakening of the British Pound was the only component of our other comprehensive loss of $973.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2018, we had cash and cash equivalents of $630. This compares with cash and cash equivalents of $1,478 at December 31, 2017. The decrease in cash and cash equivalents was primarily due to cash used in operating and investing activities in an amount in excess of funds provided by financing activities.

Net cash used in operating activities totaled $2,959 for the three months ended March 31, 2018, compared to net cash used by operating activities of $272 for the three months ended March 31, 2017. During the three months ended March 31, 2018, the increase in net cash used in operating activities compared to the three months ended March 31, 2017 was mainly due to the net loss for the three months ended March 31, 2018 of $6,095. The net loss was partially offset by a number of non-cash charges, the amortization of debt discount of $3,051 and stock-based compensation of $1,438, an increase in accounts receivable, related party of $1,793 and accounts payable and accrued expenses of $527 and decreases in our accounts receivable of $344.

Net cash used in investing activities was $9,765 for the three months ended March 31, 2018 compared to $692 of net cash used in investing activities for the three months ended March 31, 2017. The increase of the net usage of cash from investing activities was primarily attributed to the purchase of property and equipment at SC Mining, the investment in AVLP, and investments in marketable securities.

Net cash provided by financing activities was $11,892 and $1,097 for the three months ended March 31, 2018 and 2017, respectively. The financing activities related to the sale of 5,120,812 shares of common stock through our ATM Offering for net proceeds of $6,243, gross proceeds from the Company’s debt financings and from advances of future receipts of $5,542 and proceeds from the exercise of options and warrants of $965.

Historically, the Company has financed its operations principally through issuances of convertible debt, promissory notes and equity securities. During 2018, as reflected below, the Company continued to successfully obtain additional equity and debt financing and in restructuring existing debt.

•
On January 23, 2018, we entered into a securities purchase agreement with an institutional investor to sell, for an aggregate purchase price of $1,000, a 10% senior convertible promissory note (the “Note”) with an aggregate principal face amount of $1,250, a warrant to purchase an aggregate of 625,000 shares of our common stock and 543,478 shares of our common stock. The transactions contemplated by the securities purchase agreement closed on February 8, 2018.  The Note is convertible into 625,000 shares of our common stock, a conversion price of $2.00 per share, subject to adjustment. The exercise price of the warrant to purchase 625,000 shares of our common stock is $2.20 per share, subject to adjustment. On February 9, 2018, in addition to the 543,478 shares of common stock provided for pursuant to the securities purchase agreement, we issued to the investor an aggregate of 691,942 shares of our common stock upon the conversion of the entire outstanding principal and accrued interest on the Note of $1,384.

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

•
On February 20, 2018, we issued a promissory note in the principal face amount of $900 to an accredited investor. This promissory note included an original issue discount (“OID”) of $150 resulting in net proceeds of $750. The principal and OID on this note was due and payable on March 22, 2018. On March 23, 2018, we entered into a new promissory note in the principal amount of $1,750 for a term of two months, subject to our ability to prepay within one month. The interest rate payable on this new promissory note shall be twenty percent per thirty calendar days, payable in a lump sum on the maturity date. We also issued to the lender a warrant to purchase 1,250,000 shares of our common stock at an exercise price of $1.15 per share, pursuant to a consulting agreement. The principal amount of the new promissory note consisted of net proceeds of $1,000 and the cancellation of the principal of $750 from the February 20, 2018 promissory note. The interest on the February 20, 2018 note in the amount of $150 was paid to the lender prior to entering into the new promissory note. On April 23, 2018, we paid the entire outstanding principal and accrued interest on the new promissory note of $2,100.

•
On February 26, 2018, we issued a 10% promissory note in the principal face amount of $330 to an accredited investor. This promissory note included an OID of $30 resulting in net proceeds to us of $300. The principal and accrued interest on this note is due and payable on April 12, 2018, subject to a 30-day extension available to us.

•
On February 27, 2018, we entered into a sales agreement with H.C. Wainwright & Co., LLC (“HCW”) to sell shares of our common stock, having an aggregate offering price of up to $50 million from time to time, through an “at the market offering” program (the “ATM Offering”) under which HCW acts as sales agent. As of May 16, 2018, we had received net proceeds of $13,404 through the sale of 13,050,762 shares of our common stock through the ATM Offering. The offer and sale of the shares through the ATM Offering will be made pursuant to our effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-222132) filed with the SEC on December 18, 2017, amended on January 8, 2018, and declared effective by the SEC on January 11, 2018, and a prospectus supplement related to the ATM Offering, dated February 27, 2018.

•
On March 23, 2018, we entered into a securities purchase agreement to sell and issue a 12% promissory note and a warrant to purchase 300,000 shares of common stock to an accredited investor if the promissory note is paid in full on or before May 23, 2018, or up to 450,000 shares of common stock, if the promissory note is paid by June 22, 2018. The promissory note was issued with a 10% OID. The promissory note is in the principal amount of $1,000 and was sold for $900, bears interest at 12% simple interest on the principal amount, and is due on June 22, 2018. Interest only payments are due, in arrears, on a monthly basis commencing on April 23, 2018. The exercise price of the warrant is $1.15 per share. The promissory note is unsecured by any of our assets but is guaranteed by our Chief Executive Officer.

•
On March 27, 2018, we issued a 10% promissory note in the principal face amount of $200 to an accredited investor. The principal and accrued interest on this note was due and payable on March 29, 2018. Between March 29 and April 24, 2018, we paid the entire outstanding principal on this 10% promissory note of $200.

•
On April 16, 2018, we entered into securities purchase agreements with three institutional investors to sell, for an aggregate purchase price of $1,550, 12% secured convertible promissory notes (“Convertible Notes”) with an aggregate principal face amount of $1,722, warrants to purchase an aggregate of 993,588 shares of our common stock, and an aggregate of 200,926 shares of our common stock. The Convertible Notes bear simple interest at 12% on the principal amount with a guarantee of interest during the initial six months in the amount of $103. Subject to certain beneficial ownership limitations and an event of default having occurred and not been cured, the investors may convert the principal amount of the Convertible Notes and accrued interest earned thereon into shares of our common Stock at $0.70 per share, subject to adjustment for customary stock splits, stock dividends, combinations or similar events. Beginning on May 16, 2018, we are required to make six monthly cash payments in the aggregate amount of $304 until the Convertible Notes are satisfied in full, which is to occur on October 16, 2018. The warrants entitle the holders to purchase, in the aggregate, up to 993,588 shares of our common stock at an exercise price of $1.30 per share for a period of five years subject to certain beneficial ownership limitations. In connection with these three securities purchase agreements, we entered into security agreements pursuant to which we granted to each investor a security interest in, among others, SC Mining’s accounts, chattel paper, documents, equipment, general intangibles, instruments and inventory, and all proceeds, as set forth in the security agreements.

•
On May 15, 2018, we entered into securities purchase agreements with certain investors for the sale and issuance of an aggregate of 7,691,775 shares of our Class A common stock, and five-year warrants to purchase such number of shares of common stock equal to the shares of common stock purchased by the investors. We received aggregate consideration of $6,000, consisting of cash and the cancellation of short-term advances of $3,225 and $2,775, respectively. These securities were issued pursuant to our registration statement filed with the Securities and Exchange Commission (File No. 333-222132) which became effective on January 11, 2018.

•
On May 15, 2018, we entered into a securities purchase agreement with an institutional investor providing for the issuance of (i) a Senior Secured Convertible Promissory Note (the “Convertible Note”) with a principal face amount of $6,000, which Convertible Note is, subject to certain conditions, convertible into 8,000,000 shares (the “Conversion Shares”) of the Company’s common stock at $0.75 per share; (ii) a five-year warrant to purchase 1,111,111 shares of the Company’s common stock (the “Series A Warrant Shares”) at an exercise price of $1.35 (the “Series A Warrant”); (iii) a five-year warrant to purchase 1,724,138 shares of the Company’s Class B common stock (the “Series B Warrant Shares” and with the Series A Warrant Shares, the “Warrant Shares”) at an exercise price of $0.87 per share (the “Series B Warrant” and together with the Series A Warrant, the “Warrants”); and (iv) 344,828 shares of our common stock (the “Commitment Shares” and with the Conversion Shares and the Warrant Shares, the “Issuable Shares”).  The Warrant Shares and the Commitment Shares will be registered under the Securities Act pursuant to the Company’s currently effective registration statement on Form S-3 (File No. 333-222132). Pursuant to a registration rights agreement entered into with the Investor on the Closing Date, the Company agreed to file a registration statement on Form S-3 to register the Note and the Conversion Shares within twenty-one (21) days of the Closing Date.

The Convertible Note bears interest at 10% per annum, with 50% of the total interest due on the principal payable at the closing and the remaining 50% payable as Amortization Payments. We are required to make amortization payments in cash to the investor for a period of 26 weeks in 13 equal payments every 2 weeks until the Convertible Note is satisfied in full (each, an “Amortization Payment”). The Convertible Note is convertible into common stock at $0.75 per share, subject to adjustment, but may only be converted if an event of default thereunder has occurred and not been cured on a timely basis. The conversion price of the Convertible Note is subject to adjustment for customary stock splits, stock dividends, combinations or similar events.  The Convertible Note contains standard and customary events of default including, but not limited to, failure to make payments when due under the Convertible Note, failure to comply with certain covenants contained in the Convertible Note, or bankruptcy or insolvency of the Company.  We may prepay the full outstanding principal and accrued and unpaid interest at any time without penalty.

In connection with the financing, pursuant to an engagement agreement with Alliance Global Partners (“AGP”), a licensed broker-dealer with FINRA, we agreed to pay to AGP a cash fee, or placement agent fee, equal to 5% of the aggregate gross proceeds raised. Such fee was paid at the closing of the offering. In addition, AGP shall receive a cash fee equal to 5% of such cash exercise price proceeds received by us, payable within 48 hours of our receipt of any cash exercise price proceeds from the exercise of any warrants sold, provided that no such fee is due and payable hereunder in the event the warrants are not exercised for cash. AGP is also entitled to receive a warrant to purchase 150,000 shares of common stock with an exercise price of $1.00, which warrant shall be exercisable for 5-years via cashless exercise until registered and via cash thereafter.

We expect to continue to incur losses for the foreseeable future and will be required to raise additional capital to continue to support our working capital requirements. We believe that the MLSE purchase order contract of $50 million and revenue generated by SC Mining will generate meaningful revenue and corresponding cash in 2018. In addition, we have been successful over the last 12 months in raising capital to support our working capital requirements. We anticipate that we will continue to raise capital through public and private equity offerings, debt financings, or other means. If we are unable to secure additional capital, we may be required to curtail our current operations and take additional measures to reduce costs expenses, including reducing our workforce, eliminating outside consultants, ceasing or reducing our due diligence of potential future acquisitions, including the associated legal fees, in order to conserve cash in order to sustain operations and meet our obligations.

Based on the above, these matters raise substantial doubt about the Company’s ability to continue as a going concern.

  CRITICAL ACCOUNTING POLICIES

In our Annual Report on Form 10-K for the year ended December 31, 2017, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements.  The basis for developing the estimates and assumptions within our critical accounting policies is based on historical information and known current trends and factors.  The estimates and assumptions are evaluated on an ongoing basis and actual results have been within our expectations.  We have not changed these policies from those previously disclosed in our Annual Report.

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

Our principal executive officer and principal financial officer, with the assistance of other members of the Company's management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report and has determined that our disclosure controls and procedures were not effective as of March 31, 2018 due to certain material weaknesses as described herein.

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

During January 2018 we hired a new Chief Financial Officer and engaged the services of a financial accounting advisory firm. Further, until we expand our internal accounting department, the Chairman of the Audit Committee shall perform the following:

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

Changes in Internal Controls over Financial Reporting.

Except as detailed above, during the most recent fiscal quarter 2018 there were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

The risks described in Part I, Item 1A, "Risk Factors," in our 2017 Form 10-K, could materially and adversely affect our business, financial condition and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face - our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The Risk Factors section of our 2017 Annual Report on Form 10-K remains current in all material respects.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2018, the Company issued an aggregate of 1,683,059 shares of its common stock as payment for services to its consultants.  The shares were valued at $3,033, an average of $1.80 per share.

On January 3, 2018, accrued interest of $23 on a 10% convertible note was satisfied through the issuance of 37,750 shares of the Company’s common stock.

On January 10, 2018, principal and accrued interest of $208 on a 12% convertible note was satisfied through the issuance of 377,678 shares of the Company’s common stock.

On January 12, 2018, principal and accrued interest of $553 on a 5% convertible note was satisfied through the issuance of 921,645 shares of the Company’s common stock.

On February 9, 2018, principal and accrued interest of $1,384 on a 10% convertible note was satisfied through the issuance of 691,942 shares of the Company’s common stock. In conjunction with the securities purchase agreement to sell the 10% convertible note, the Company issued an additional 543,478 shares of restricted common stock to the institutional investor.

During January 2018, the Company issued a total of 60,000 shares of its common stock upon the cash exercise of options to purchase shares of its common stock. These options were issued pursuant to the Company’s stock incentive plans. The Company received cash of $98 as a result of these option exercises.

During January 2018, the Company issued a total of 1,866,471 shares of its common stock upon the cash and cashless exercise of warrants to purchase an aggregate of 2,187,646 shares of its common stock. These warrants were issued between August 2017 and December 2017 in conjunction with various common stock and debt financings. The Company received cash of $867 as a result of these warrant exercises.

On October 5, 2017, Ault & Company purchased 75,000 shares of our common stock at $0.60 per share and a warrant to purchase up to 75,000 shares of our common stock at $0.60 per share for an aggregate purchase price of $45. These shares and warrants were issued by the Company on May 8, 2018.  Ault & Company is controlled by Mr. Milton Ault, our Executive Chairman.

The Company engaged Divine Capital Markets, LLC (“Divine”) to act as Placement Agent (the “Placement Agent”) for the 2017 private placement of the Series C Preferred Stock and warrants. For its services, the Placement Agent received, in addition to a 10.0% commission on the sale of each Unit and a 3.0% non-refundable expense allowance, warrants to purchase 10% of the Units sold at 120% of the Unit purchase price. The warrants to purchase 2.1 Units equates to a warrant to purchase 182,003 shares of the Company’s common stock at $0.72 per share and a second warrant to purchase 182,003 shares of the Company’s common stock at $1.00 per share. On May 8, 2018, the Company issued 279,190 shares of common stock pursuant a cashless exercise of these warrants.

On September 9, 2017, the Company approved the issuance of 100,000 shares of our common stock to Spartan Capital for capital advisory services.  On February 2, 2018, the Company amended the terms of the consulting agreement with Spartan Capital and agreed to issue an additional 200,000 shares of the Company’s common stock. Spartan Capital is an accredited investor. The shares of common stock were issued by the Company on May 8, 2018.

On May 8, 2018, the Company issued 400,000 shares of its common stock as payment for services to a consultant.  The shares were valued at $328, an average of $0.82 per share.

The foregoing issuances and sales and purchases were exempt from registration upon reliance of Section 4(a)(2) and Regulation D promulgated thereunder.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1	Certification of Incorporation, dated September 22, 2017. Incorporated herein by reference to the Current Report on Form 8-K filed on December 29, 2017 as Exhibit 3.1 thereto.
3.2	Bylaws, dated September 25, 2017. Incorporated herein by reference to the Current Report on Form 8-K filed on December 29, 2017 as Exhibit 3.2 thereto.
3.3
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

4.1	Form of Common Stock Purchase Warrant, dated April 16, 2018. Incorporated by reference to the Current Report on Form 8-K filed on April 16, 2018 as Exhibit 4.1 thereto.
4.2	Form of Series A Common Stock Purchase Warrant, dated May 17, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 16, 2018 as Exhibit 4.1 thereto.
4.3	Form of Series B Common Stock Purchase Warrant, dated May 17, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 16, 2018 as Exhibit 4.2 thereto.
4.4	Form of Senior Secured Convertible Promissory Note, dated May 15, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 16, 2018 as Exhibit 4.1 thereto.
4.5	Form of Series A Common Stock Purchase Warrant, dated May 15, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 16, 2018 as Exhibit 4.2 thereto.
4.6	Form of Series B Common Stock Purchase Warrant, dated May 15, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 16, 2018 as Exhibit 4.3 thereto.
4.7	Form of Registration Rights Agreement, dated May 15, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 16, 2018 as Exhibit 4.4 thereto.
10.1	Form of Securities Purchase Agreement, dated April 16, 2018. Incorporated by reference to the Current Report on Form 8-K filed on April 16, 2018 as Exhibit 10.1 thereto.
10.2	Form of Secured Convertible Promissory Note, dated April 16, 2018. Incorporated by reference to the Current Report on Form 8-K filed on April 16, 2018 as Exhibit 10.2 thereto.
10.3	Form of Security Agreement, dated April 16, 2018. Incorporated by reference to the Current Report on Form 8-K filed on April 16, 2018 as Exhibit 10.3 thereto.
10.4	Form of Securities Purchase Agreement, dated May 15, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 16, 2018 as Exhibit 10.1 thereto.
10.5	Form of Securities Purchase Agreement, dated May 15, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 16, 2018 as Exhibit 10.1 thereto.
10.6	Form of Security Agreement, dated May 15, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 16, 2018 as Exhibit 10.2 thereto.
10.7	Form of Security and Pledge Agreement, dated May 15, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 16, 2018 as Exhibit 10.3 thereto.
10.8	Form of Intellectual Property Security Agreement, dated May 15, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 16, 2018 as Exhibit 10.4 thereto.

Exhibit Number	Description
10.9	Form of Subsidiary Guarantee, dated May 15, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 16, 2018 as Exhibit 10.5 thereto.
10.10	Form of Lock-Up Agreement, dated May 15, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 16, 2018 as Exhibit 10.6 thereto.
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of Chief Executive and Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
101.INS*	XBRL Instance Document
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*      Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 21, 2018

DPW HOLDINGS, INC.

By:	/s/ Milton C. Ault, III
Milton C. Ault, III
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ William B. Horne
William B. Horne
Chief Financial Officer
(Principal Accounting Officer)