Form 10-Q
period 2018-06-30
DPW Holdings, Inc.
filed 2018-08-20
CIK 896493

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

At August 17, 2018 the registrant had outstanding 69,341,486 shares of common stock.

DPW HOLDINGS, INC.

 TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2018 (Unaudited) and December 31, 2017 (Audited)	F-1 – F-2

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2018 and 2017 (Unaudited)	F-3

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2018 (Unaudited)	F-4

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 (Unaudited)	F-5 – F-7

	Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	F-8 – F-42

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	13

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	14
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Mine Safety Disclosures	16
Item 5.	Other Information	16
Item 6.	Exhibits	17

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Words such as “anticipates,” “expects,” “intends,” “goals,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “would,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on management’s expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout this report and our Annual Report on Form 10-K for the year ended December 31, 2017, particularly the “Risk Factors” sections of such reports. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission that disclose risks and uncertainties that may affect our business. The forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of August 20, 2018. In addition, the forward-looking statements in this Form 10-Q are made as of the date of this filing, and we do not undertake, and expressly disclaims any duty, to update such statements, whether as a result of new information, new developments or otherwise, except to the extent that disclosure may be required by law.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except per share data

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,518	$1,478
Marketable securities	318	1,835
Accounts receivable, net of allowance of $5 at June 30, 2018 and December 31, 2017	3,981	1,898
Accounts and other receivable, related party	3,644	174
Inventories, net	4,236	1,993
Prepaid expenses and other current assets	2,448	1,407
TOTAL CURRENT ASSETS	16,145	8,785

Intangible assets	2,874	2,898
Digital currencies	8	—
Goodwill	10,709	3,652
Property and equipment, net	11,282	1,217
Investments - related party, net of original issue discount of $2,653 and $2,115, respectively	3,508	2,333
Investments in warrants and common stock - related party	4,171	7,728
Investments in preferred stock of private company	1,000	1,000
Other investments	2,348	1,637
Other investments, related parties	878	917
Other assets	518	343
TOTAL ASSETS	$53,441	$30,510
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$9,670	$4,273
Accounts payable and accrued expenses, related party	70	70
Advances on future receipts	2,107	1,963
Short term advances	—	2,439
Short term advances, related party	14	245
Revolving credit facility	268	388
Notes payable, net	4,064	402
Notes payable, related party	166	134
Convertible notes payable	4,065	398
Other current liabilities	833	708
TOTAL CURRENT LIABILITIES	21,257	11,020
LONG TERM LIABILITIES
Notes payable	505	525
Notes payable, related parties	142	175
TOTAL LIABILITIES	$21,904	$11,720

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

U.S. dollars in thousands, except shares and per share data

	June 30,	December 31,
	2018	2017
	(Unaudited)
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, designated in the following classes; 25,000,000 shares authorized; 125,000 and 478,776 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	$—	$—
Series B Convertible Preferred Stock, $10 stated value per share, share, $0.001 par value – 500,000 shares authorized; 125,000 and 100,000 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively (liquidation preference of $1,250 and $1,000 at June 30, 2018 and December 31, 2017, respectively)	—	—
Series C Convertible Preferred Stock, $2.40 stated value per share, $0.001 par value – 460,000 shares authorized; nil shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Series D Convertible Preferred Stock, $0.01 stated value per share, $0.001 par value – 378,776 shares authorized; nil and 378,776 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively (liquidation preference of $4 at December 31, 2017)	—	—
Series E Convertible Preferred Stock, $45 stated value per share, $0.001 par value – 10,000 shares authorized; nil shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Preferred Stock, $0.001 par value – 23,651,224 shares authorized; nil shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Class A Common Stock, $0.001 par value – 200,000,000 shares authorized; 61,621,742 and 30,222,299 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	62	30
Class B Common Stock, $0.001 par value – 25,000,000 shares authorized; nil shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Additional paid-in capital	68,431	36,888
Accumulated deficit	(36,551)	(23,412)
Accumulated other comprehensive loss	(1,075)	4,503
TOTAL DPW HOLDINGS STOCKHOLDERS’ EQUITY	30,867	18,009
Non-controlling interest	670	781
TOTAL STOCKHOLDERS’ EQUITY	31,537	18,790
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$53,441	$30,510

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHNSIVE LOSS
(Unaudited)

U.S. dollars in thousands, except shares and per share data

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenue	$4,348	$1,822	$7,514	$3,450
Revenue, cryptocurrency mining	719	—	956	—
Revenue, related party	1,766	—	3,559	—
Revenue, restaurant operations	502	—	502	—
Revenue, lending activities	109	—	109	—
Total revenue	7,444	1,822	12,640	3,450
Cost of revenue	6,084	1,092	9,887	2,012
Gross profit	1,360	730	2,753	1,438
Operating expenses
Engineering and product development	367	265	710	492
Selling and marketing	775	327	1,500	622
General and administrative	4,388	1,582	7,610	2,555
Change in fair value of digital currency	(70)	—	—	—
Total operating expenses	5,460	2,174	9,820	3,669
Loss from operations	(4,100)	(1,444)	(7,067)	(2,231)
Interest expense	(2,887)	(407)	(6,019)	(614)
Loss before income taxes	(6,987)	(1,851)	(13,086)	(2,845)
Income tax benefit	(10)	—	(6)	—
Net loss	(6,997)	(1,851)	(13,092)	(2,845)
Less: Net loss attributable to non-controlling interest	108	112	144	112
Net loss attributable to DPW Holdings	$(6,889)	$(1,739)	$(12,948)	$(2,733)
Preferred deemed dividends on Series B and Series C Preferred Stock	(108)	(319)	(108)	(319)
Preferred dividends on Series C
Preferred Stock	—	(8)	—	(8)
Net loss available to common stockholders	$(6,997)	$(2,066)	$(13,056)	$(3,060)
Basic and diluted net loss per common share	$(0.13)	$(0.20)	$(0.29)	$(0.32)
Basic and diluted weighted average common shares outstanding	54,009,472	10,467,658	45,407,279	9,430,945
Comprehensive Loss
Loss available to common stockholders	$(6,997)	$(2,066)	$(13,056)	$(3,060)
Other comprehensive income (loss)
Foreign currency translation adjustment	(158)	78	(132)	99
Net unrealized loss on securities available-for-sale	(705)	—	(5,446)	—
Other comprehensive income (loss)	(863)	78	(5,578)	99
Total Comprehensive loss	$(7,860)	$(1,988)	$(18,634)	$(2,961)

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

 U.S. dollars in thousands, except share data

						Accumulated
				Additional		Other		Total
	Preferred Stock	Common Stock		Paid-In	Accumulated	Comprehensive	Non-Controlling	Stockholders’
	Shares	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity
BALANCES, December 31, 2017	478,776	30,222,299	$30	$36,888	$(23,412)	$4,503	$781	$18,790
Compensation expense due to stock option issuances	—	—	—	427	—	—	—	427
Compensation expense due to warrant issuances	—	—	—	47	—	—	—	47
Issuance of common stock and warrants for cash	—	19,056,783	19	18,533	—	—	—	18,552
Issuance of common stock for services	—	2,683,059	3	3,752	—	—	—	3,755
Issuance of common stock for conversion of debt	—	2,030,015	2	2,166	—	—	—	2,168
Issuance of common stock for conversion of short-term advances	—	3,632,159	4	2,816	—	—	—	2,820
Issuance of common stock upon exercise of stock options	—	60,000	—	98	—	—	—	98
Issuance of common stock upon exercise of warrants	—	2,145,641	2	865	—	—	—	867
Issuance of Series B preferred stock for conversion of short-term advances	25,000	—	—	250	—	—	—	250
Issuance of common stock for conversion of Series E preferred stock	(378,776)	757,552	1	(1)	—	—	—	—
Issuance of common stock in connection with convertible notes	—	1,089,232	1	675	—	—	—	676
Repurchase of common stock	—	(54,998)	—	(55)	—	—	—	(55)
Beneficial conversion feature in connection with convertible notes	—	—	—	289	—	—	—	289
Fair value of warrants issued in connection with convertible notes	—	—	—	3,411	—	—	—	3,411
Cash for exchange fees and other financing costs	—	—	—	(1,838)	—	—	—	(1,838)
Non-controlling interest from acquisition of I. AM	—	—	—	—	—	—	33	33
Comprehensive loss:
Net loss	—	—	—	—	(12,948)	—	—	(12,948)
Preferred deemed dividends	—	—	—	108	(108)	—	—	—
Net unrealized gain on securities available-for-sale, net of income taxes	—	—	—	—	—	(5,446)	—	(5,446)
Foreign currency translation adjustments	—	—	—	—	(83)	(132)	—	(215)
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(144)	(144)

BALANCES, June 30, 2018	125,000	61,621,742	$62	$68,431	$(36,551)	$(1,075)	$670	$31,537

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

 U.S. dollars in thousands

	For the Six Months Ended June 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(13,092)	$(2,845)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	758	78
Amortization	67	2
Interest expense – debt discount	5,779	587
Accretion of original issue discount on notes receivable – related party	(930)	(19)
Interest expense on conversion of promissory notes to common stock	—	13
Stock-based compensation	2,811	752
Realized losses on sale of digital currencies	101	—
Realized losses on sale of marketable securities	158	—
Changes in operating assets and liabilities:
Accounts receivable	770	651
Accounts receivable, related party	(3,274)	—
Digital currencies	(915)	—
Inventories	(628)	216
Prepaid expenses and other current assets	431	72
Other assets	(158)	(82)
Accounts payable and accrued expenses	2,465	(91)
Accounts payable, related parties	—	100
Other current liabilities	(7)	(307)

Net cash used in operating activities	(5,664)	(873)

Cash flows from investing activities:
Purchase of property and equipment	(9,005)	(21)
Purchase of intangible asset	(42)	—
Purchase of Enertec	(4,937)	—
Cash received on acquisitions	237	—
Investments – related party	(257)	(1,527)
Related party investment in real property	—	(300)
Investments in warrants and common stock - related party	(1,808)	—
Investments in marketable securities	(856)	—
Sales of marketable securities	2,132	—
Loans to third party	—	(489)
Proceeds from loans to related parties	16	—
Investments in debt and equity securities	(2,402)	(95)

Net cash used in investing activities	$(16,922)	$(2,432)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

U.S. dollars in thousands

	For the Six Months Ended June 30,
	2018	2017

Cash flows from financing activities:
Gross proceeds from sales of common stock and warrants	$18,552	$300
Repurchase of common stock	(55)	—
Proceeds from issuance of preferred stock	—	1,540
Financing cost in connection with sales of equity securities	(1,838)	(275)
Proceeds from stock option exercises	98	—
Proceeds from warrant exercises	867	—
Proceeds from convertible notes payable	8,550	354
Proceeds from notes payable – related party	—	350
Proceeds from notes payable	9,370	710
Proceeds from short-term advances – related party	64	—
Proceeds from short-term advances	761	—
Payments on short-term advances	(425)	—
Payments on notes payable	(10,581)	—
Payments on convertible notes payable	(1,025)	—
Proceeds from advances on future receipts	2,990	—
Payments on advances on future receipts	(4,242)	—
Payments on revolving credit facilities, net	(292)	(268)
Net cash provided by financing activities	22,794	2,711
Effect of exchange rate changes on cash and cash equivalents	(168)	41
Net increase (decrease) in cash and cash equivalents	40	(553)
Cash and cash equivalents at beginning of period	1,478	996

Cash and cash equivalents at end of period	$1,518	$443

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

 U.S. dollars in thousands

	For the Six Months Ended June 30,
	2018	2017

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$600	$32

Non-cash investing and financing activities:
Cancellation of convertible note payable into shares of common stock	$2,168	$—
Cancellation of short term advances into shares of common stock	$2,775	$—
Cancellation of short term advances, related party into shares of common stock	$45	$—
Cancellation of short term advances, related party into shares of Series B Preferrred Stock	$250	$—
Issuance of common stock for prepaid services	$1,359	$—
Cancellation of notes payable – related party into shares of common stock	$—	$100
Cancellation of notes payable into shares of common stock	$—	$625
Cancellation of note payable – related party into series B convertible preferred stock	$—	$500

In connection with the Company’s acquisition of Microphase Corporation, equity instruments were issued and liabilities assumed during 2017 as follows:

Fair value of assets acquired	$8,275
Equity instruments issued	(1,451)
Non-controlling interest	(945)
Liabilities assumed	$5,879

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

JUNE 30, 2018

U.S. dollars in thousands, except share and per share data

1. DESCRIPTION OF BUSINESS

DPW Holdings, Inc., a Delaware corporation (“DPW” or the “Company”), formerly known as Digital Power Corporation, was incorporated in September 2017. The Company is a diversified holding company owning subsidiaries engaged in the following operating businesses: commercial and defense solutions, commercial lending, cryptocurrency blockchain mining, advanced textile technology and restaurant operations. The Company’s wholly-owned subsidiaries are Coolisys Technologies, Inc. (“Coolisys”), Digital Power Limited (“DP Limited”), Enertec Systems 2001 Ltd (“Enertec”), Power-Plus Technical Distributors, LLC (“Power-Plus”), Digital Power Lending, LLC (“DP Lending”) and Super Crypto Mining, Inc. (“SC Mining”). The Company also has a controlling interest in Microphase Corporation (“Microphase”) and I. AM, Inc. (“I.AM”). The Company has five reportable segments – North America with operations conducted by Microphase, Coolisys, Power-Plus and DP Lending, Europe with operations through DP Limited, Middle East with operations through Enertec, digital currency blockchain mining through SC Mining and restaurant operations through I.AM.

2. LIQUIDITY, GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. As of June 30, 2018, the Company had cash and cash equivalents of $1,518, an accumulated deficit of $36,551 and a negative working capital of $5,112. The Company has incurred recurring losses and reported losses for the three and six months ended June 30, 2018, totaled $6,997 and $13,092, respectively. In the past, the Company has financed its operations principally through issuances of convertible debt, promissory notes and equity securities. During 2018, the Company continued to successfully obtain additional equity and debt financing and in restructuring existing debt.

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

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and do not include all the information and disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The Company has made estimates and judgments affecting the amounts reported in our condensed consolidated financial statements and the accompanying notes. The actual results experienced by the Company may differ materially from our estimates. The condensed consolidated financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on April 17, 2018. The consolidated balance sheet as of December 31, 2017 was derived from the Company’s audited 2017 financial statements contained in the above referenced Form 10-K. Results of the three and six months ended June 30, 2018, are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2018

U.S. dollars in thousands, except share and per share data

Principles of Consolidation

The condensed consolidated financial statements include the accounts of DPW and its wholly-owned subsidiaries, Coolisys, DP Limited, Power-Plus, Enertec, DP Lending and SC Mining and its majority-owned subsidiaries, Microphase and I.AM. All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting Estimates

The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates, judgments and assumptions. The Company’s management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Key estimates include acquisition accounting, fair value of certain financial instruments, reserve for trade receivables and inventories, carrying amounts of investments, fair value of digital currencies, accruals of certain liabilities including product warranties, useful lives and depreciation, and deferred income taxes and related valuation allowance.

Revenue Recognition

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer

●	Step 2: Identify the performance obligations in the contract

●	Step 3: Determine the transaction price

●	Step 4: Allocate the transaction price to the performance obligations in the contract

●	Step 5: Recognize revenue when the company satisfies a performance obligation

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2018

U.S. dollars in thousands, except share and per share data

The Company’s disaggregated revenues consist of the following for the six months ended June 30, 2018:

	Six Months ended June 30, 2018
	DPC	DPL	Enertec	SC Mining	I.AM	Total

Primary Geographical Markets
North America	$8,967	$7	$—	$956	$502	$10,432
Europe	—	645	—	—	—	645
Middle East	—	—	1,218	—	—	1,218
Other	259	86	—	—	—	345
	$9,226	$738	$1,218	$956	$502	$12,640

Major Goods
RF/Microwave Filters	$1,232	$—	$—	$—	$—	$1,232
Detector logarithmic video amplifiers	58	—	—	—	—	58
Power Supply Units	4,268	—	—	—	—	4,268
Power Supply Systems	—	738	—	—	—	738
Healthcare diagnostic systems	—	—	416	—	—	416
Defense systems	—	—	802	—	—	802
Digital Currency Mining	—	—	—	956	—	956
Restaurant operations	—	—	—	—	502	502
Lending activities	109	—	—	—	—	109
MLSE Systems	3,559	—	—	—	—	3,559
	$9,226	$738	$1,218	$956	$502	$12,640

Timing of Revenue Recognition
Goods transferred at a point in time	$5,667	$738	$1,218	$956	$502	$9,081
Services transferred over time	3,559	—	—	—	—	3,559
	$9,226	$738	$1,218	$956	$502	$12,640

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

Because the Company’s product sales agreements have an expected duration of one year or less, the Company has elected to adopt the practical expedient in ASC 606-10-50-14(a) of not disclosing information about its remaining performance obligations.

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

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2018

U.S. dollars in thousands, except share and per share data

The period between when the Company transfers its promised good or service to the customer and when the customer pays is one year or less. Therefore, the Company has elected the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component.

The aggregate amount of the transaction price allocated to the performance obligation that is partially unsatisfied as of June 30, 2018 was $48,691. The Company expects to recognize the remaining revenue related to the partially unsatisfied performance obligation over the next two and a half years. The Company will be paid in installments for this performance obligation over the next two and a half years.

Digital Currency Blockchain Mining

The Company derives its revenue by providing transaction verification services within the digital currency networks of cryptocurrencies, such as Bitcoin, Bitcoin Cash and Litecoin. The Company satisfies its performance obligation at the point in time that which the Company is awarded a unit of digital currency through its participation in the applicable network and network participants benefit from the Company’s verification service. In consideration for these services, the Company receives digital currencies which are recorded as revenue, using the closing U. S. dollar price of the related cryptocurrency on the date of receipt. The coins are recorded on the balance sheet at their fair value and re–measured at each reporting date. Revaluation gains or losses, as well as gains or losses on sale of digital currencies are recorded as a component of operating expenses in the statement of operations. Expenses associated with running the cryptocurrency mining business, such as equipment deprecation and electricity cost are recorded as a component of cost of revenues.

There is currently no definitive guidance in U.S. GAAP or alternative accounting frameworks for the accounting for the production and mining of digital currencies. The Company has exercised significant judgement in determining appropriate accounting treatment for the recognition of revenue for mining of digital currencies. Management has examined various factors surrounding the substance of the Company’s operations and the guidance in ASC 606, Revenue from Contracts with Customers, including the transfer of control being the completion and addition of a block to a blockchain and the reliability of the measurement of the digital currency received. In the event authoritative guidance is enacted by the Financial Accounting Standards Board (“FASB”), the Company may be required to change its policies which could result in a change in the Company’s financial statements.

Restaurant Operations

The Company records revenue from restaurant sales at the time of sale, net of discounts, coupons, employee meals and complimentary meals and gift cards. Restaurant cost of sales primarily includes the cost of good, beverages, and merchandise and disposable paper and plastic goods used in preparing and selling the Company’s menu items, and exclude depreciation and amortization. Vendor allowances received in connection with the purchase of a vendor’s products are recognized as a reduction of the related food and beverage costs as earned.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2018

U.S. dollars in thousands, except share and per share data

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

As of June 30, 2018 and December 31, 2017, the fair value of the Company’s investments were $4,554 and $9,563, respectively, and were concentrated in equity securities of AVLP, a related party (See Note 9), which are classified as available-for-sale investments. At June 30, 2018, the Company’s investment in AVLP included marketable equity securities of $758 and warrants to purchase 11,167,440 shares of AVLP common stock at an exercise price of $0.50 per share of common stock. At December 31, 2017, the Company’s investment in AVLP included marketable equity securities of $826 and warrants to purchase 8,248,440 shares of AVLP common stock at an exercise price of $0.50 per share of common stock. For investments in marketable equity securities, the Company took into consideration general market conditions, the duration and extent to which the fair value is above cost, and the Company’s ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. As a result of this analysis, the Company has determined that its investment in AVLP’s marketable equity securities are valued based upon the closing market price of common stock at June 30, 2018 and December 31, 2017, which resulted in an unrealized gain of $130 and $550, respectively.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2018

U.S. dollars in thousands, except share and per share data

At June 30, 2018, the Company held shares of common stock in four companies and held certain cryptocurrencies that it had either purchased at the market or received from mining for its own account, for a total cost of $300. In accordance with ASC No. 320-10, these investments are accounted for based upon the closing market prices of the respective common stock and cryptocurrency at June 30, 2018 and December 31, 2017, resulting in an unrealized gain $27 and $133, respectively.

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurement at June 30, 2018
	Total	Level 1	Level 2	Level 3
Investments in common stock and warrants of AVLP – a related party	$4,171	$758	$—	$3,413
Investments in digital currencies	8	8	—	—
Investments in marketable securities	318	318	—	—
Investment in warrants of Parallax	57	—	—	57
Total Investments	$4,554	$1,084	$—	$3,470

	Fair Value Measurement at December 31, 2017
	Total	Level 1	Level 2	Level 3
Investments in common stock and warrants of AVLP – a related party	$7,728	$826	$—	$6,902
Investments in marketable securities	1,835	1,835	—	—
Total Investments	$9,563	$2,661	$—	$6,902

We assess the inputs used to measure fair value using a three-tier hierarchy based on the extent to which inputs used in measuring fair value are observable in the market:

●	Level 1 – inputs include quoted prices for identical instruments and are the most observable.

●	Level 2 – inputs include quoted prices for similar assets and observable inputs such as interest rates, currency exchange rates and yield curves.

●	Level 3 – inputs are not observable in the market and include management’s judgments about the assumptions market participants would use in pricing the asset or liability.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2018

U.S. dollars in thousands, except share and per share data

Net Loss per Share

Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. The Company has included 317,460 warrants, with an exercise price of $.01, in its earnings per share calculation for the three and six months ended June 30, 2018 and 2017. Anti-dilutive securities, which are convertible into the Company’s Class A common stock, consist of the following at June 30, 2018 and 2017:

	2018	2017
Stock options	7,580,000	2,841,000
Warrants [1]	18,410,160	7,426,080
Convertible notes	—	1,296,969
Conversion of preferred stock	1,785,714	4,606,131
Total	27,775,871	16,170,180

(1)	The Company has excluded the 317,460 warrants with an exercise price of $0.01 per share in its anti-dilutive securities but included the warrants in its weighted average shares outstanding.

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

In July 2017, the FASB issued ASU No. 2017-11, Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) (“ASU 2017-11”). ASU 2017-11 consists of two parts. The amendments in Part I of this update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this update re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part II of this update do not require any transition guidance because those amendments do not have an accounting effect. The Company is currently evaluating the impact of adopting this standard on its condensed consolidated financial statements and related disclosures but does not expect it to have a material impact.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2018

U.S. dollars in thousands, except share and per share data

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, (“ASU 2018-07”). ASU 2018-07 simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under ASU 2018-07, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The changes take effect for public companies for fiscal years starting after Dec. 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company is currently evaluating the impact of adopting this standard on its condensed consolidated financial statements and related disclosures but does not expect it to have a material impact.

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of June 30, 2018 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2018 or 2017, and it does not believe that any of those pronouncements will have a significant impact on our condensed consolidated financial statements at the time they become effective.

4. Digital Currencies

The following table presents additional information about digital currencies:

Digital Currencies
Balance at January 1, 2018	$—
Additions of digital currencies	915
Realized loss on sale of digital currencies	(101)
Payment on convertible notes payable with digital currencies	(605)
Purchase of fixed assets with digital currencies	(201)
Balance at June 30, 2018	$8

As June 30, 2018, the Company’s digital currencies consisted of Bitcoin, Bitcoin Cash and Litecoin. Digital currencies are recorded at their fair value on the date they are received as revenues and are revalued to their current fair value at each reporting date. Fair value is determined by taking the closing price from the most liquid exchanges.

5. Marketable Securities

Marketable securities in equity securities with readily determinable market prices consisted of the following as of June 30, 2018 and December 31, 2017:

	Available-for-sale securities at June 30, 2018
		Gross unrealized	Gross realized
	Cost	gains	gains (losses)	Fair value
Common shares	$291	$27	$—	$318

	Available-for-sale securities at December 31, 2017
		Gross unrealized	Gross realized
	Cost	gains	gains (losses)	Fair value
Common shares	$1,702	$133	$—	$1,835

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2018

U.S. dollars in thousands, except share and per share data

The following table presents additional information about marketable securities:

Balance at January 1, 2018	$1,835
Purchases of marketable securities	856
Sales of marketable securities	(2,132)
Realized losses on marketable securities	(158)
Unrealized loss on marketable securities	(83)
Balance at June 30, 2018	$318

Available-for-sale Securities

At June 30, 2018 and December 31, 2017, the Company had invested in the marketable securities of certain publicly traded companies. At June 30, 2018 and December 31, 2017, the Company recorded an unrealized loss of $27 and $132, respectively, representing the difference between the cost basis and the estimated fair value, as accumulated other comprehensive income in the stockholder’s equity section of the Company’s consolidated balance sheet and as a change in unrealized gains and losses on marketable securities in the Company’s consolidated statements of comprehensive income (loss). The Company’s investment in marketable securities shall be revalued on each balance sheet date.  The fair value of the Company’s holdings in marketable securities at June 30, 2018 and December 31, 2017 is a Level 1 measurement based on quoted prices in an active market.

6. PROPERTY AND EQUIPMENT, NET

At June 30, 2018 and December 31, 2017, property and equipment consist of:

	June 30,	December 31,
	2018	2017
Cryptocurrency machines and related equipment	$9,084	$—
Computer, software and related equipment	2,423	2,432
Restaurant equipment	974	—
Office furniture and equipment	297	289
Buildings and improvements	305	—
Leasehold improvements	1,225	788
	14,308	3,509
Accumulated depreciation and amortization	(3,026)	(2,292)
Property and equipment, net	$11,282	$1,217

For the three and six months ended June 30, 2018, depreciation expense amounted to $643 and $758, respectively. During the three and six months ended June 30, 2017, depreciation expense amounted to $45 and $78, respectively.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2018

U.S. dollars in thousands, except share and per share data

7. INTANGIBLE ASSETS, NET

At June 30, 2018 and December 31, 2017 intangible assets consist of:

Intangible Assets
Balance as of January 1, 2017	$—
Trade name and trademark	1,740
Customer list	988
Non-competition agreements	150
Domain name	81
Accumulated amortization	(60)
Balance as of December 31, 2017	$2,899
Trade name and trademark	3
Start-up costs	39
Accumulated amortization	(67)
Balance as of June 30, 2018	$2,874

During 2017, the Company acquired the trade name and trademark of Microphase, that was determined to have an indefinite life, for $1,740. The remaining definite lived intangible assets are being amortized on a straight-line basis over their estimated useful lives. Amortization expense was $34 and $67, respectively, for the three and six months ended June 30, 2018 and nil and $2, respectively, for the three and six months ended June 30, 2017.

8. GOODWILL

The Company’s goodwill relates to the acquisitions of a controlling interest in Microphase on June 2, 2017 and I. AM, Inc. (“I. AM”) on May 23, 2018, the acquisition of Enertec Systems 2001 Ltd. (“Enertec”) on May 22, 2018, and the acquisition of all of the outstanding membership interests in Power Plus on September 1, 2017.

9. INVESTMENTS – RELATED PARTIES

Investments in AVLP at June 30, 2018 and December 31, 2017, are comprised of the following:

	June 30,	December 31,
	2018	2017
Investment in convertible promissory note of AVLP	$5,536	$4,124
Investment in warrants of AVLP	3,413	6,902
Investment in common stock of AVLP	758	826
Accrued interest in convertible promissory note of AVLP	626	324
Total investment in AVLP – Gross	10,333	12,176
Less: original issue discount	(2,653)	(2,115)
Total investment in AVLP – Net	$7,680	$10,061

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2018

U.S. dollars in thousands, except share and per share data

The following table summarizes the changes in our investments in AVLP during the six months ended June 30, 2018:

	Investment in	Investment in
	warrants and	convertible	Total
	common stock	promissory	investment
	of AVLP	note of AVLP	in AVLP – Net
Balance at January 1, 2018	$7,728	$2,333	$10,061
Investment in convertible promissory notes of AVLP	—	1,063	1,064
Payment of convertible promissory notes of AVLP	—	(1,108)	(1,108)
Investment in common stock of AVLP	352	—	352
Fair value of warrants issued by AVLP	1,456	—	1,456
Unrealized loss in warrants of AVLP	(4,945)	—	(4,945)
Unrealized loss in common stock of AVLP	(420)	—	(420)
Accretion of discount	—	918	918
Accrued Interest	—	302	302
Balance at June 30, 2018	$4,171	$3,508	$7,680

The Company has made a strategic decision to invest in AVLP, a related party controlled by Philou, a significant stockholder of the Company. The Company’s investments in AVLP consist of convertible promissory notes, warrants and shares of common stock of AVLP. On September 6, 2017, the Company and AVLP entered into a Loan and Security Agreement (“AVLP Loan Agreement”) with an effective date of August 21, 2017 pursuant to which the Company will provide Avalanche a non-revolving credit facility of up to $5,000 for a period ending on August 21, 2019, subject to the terms and conditions stated in the Loan Agreement, including that the Company having available funds to grant such credit. At June 30, 2018, the Company has provided loans to AVLP in the principal amount $5,536 and, in addition to the 12% convertible promissory notes, AVLP has issued to the Company warrants to purchase 11,167,440 shares of AVLP common stock. Under the terms of the AVLP Loan Agreement, any notes issued by AVLP to the Company are secured by the assets of AVLP.

The warrants entitle the Company to purchase up to 11,167,440 shares of AVLP common stock at an exercise price of $0.50 per share for a period of five years. The exercise price of $0.50 is subject to adjustment for customary stock splits, stock dividends, combinations or similar events. The warrant may be exercised for cash or on a cashless basis. At June 30, 2018 and December 31, 2017, the Company recorded an unrealized gain (loss) on its investment in warrants of AVLP of ($432) and $4,513, respectively, representing the difference between the cost basis and the estimated fair value of the warrants in the Company’s accumulated other comprehensive income in the stockholder’s equity section of the Company’s consolidated balance sheet and as a change in net unrealized gains on securities available-for-sale in the Company’s consolidated statements of comprehensive loss. During the three and six months ended June 30, 2018, the Company’s investment in warrants and common stock of AVLP represented $705 and $5,365, respectively, of the Company’s aggregate $705 and $5,448, respectively, in net unrealized loss on securities available-for-sale. The Company’s investment in Avalanche will be revalued on each balance sheet date. The fair value of the Company’s holdings in the Avalanche warrants was estimated using the Black-Scholes option-pricing method. The risk-free rate, which ranged between 1.92% and 2.43%, was derived from the U.S. Treasury yield curve, matching the term of our investment, in effect at the measurement date. The volatility factor of 80.4% was determined based on historical stock prices for similar technology companies with market capitalizations under $100 million. The warrant valuation is a Level 3 measurement.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2018

U.S. dollars in thousands, except share and per share data

In accordance with ASC No. 310, Receivables (“ASC 310”), the Company accounts for its convertible promissory notes in AVLP at amortized cost, which represents the amount at which the convertible promissory notes were acquired, adjusted for accrued interest and accretion of original issue discount and discount attributed to the fair value of the 11,167,440 warrants that the Company received in conjunction with its investment. Interest is accreted using the effective interest method. The Company records interest on an accrual basis and recognizes it as earned in accordance with the contractual terms of the convertible promissory notes, to the extent that such amounts are expected to be collected. The original issue discount of $165 on the New Note and the discount attributed to the fair value of the warrants of $3,845 are being amortized as interest income through the maturity date. During the three and six months ended June 30, 2018, the Company recorded $428 and $918, respectively, of interest income for the discount accretion. During the three and six months ended June 30, 2017, the Company recorded $12 and $19, respectively, of interest income for the discount accretion As of June 30, 2018 and December 31, 2017, the Company recorded contractual interest receivable attributed to the AVLP Notes and AVLP Loan Agreement of $626 and $324, respectively.

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

During the six months ended June 30, 2018 and the year ended December 31, 2017, the Company also acquired in the open market 370,100 shares of AVLP common stock for $352 and 221,333 shares of AVLP common stock for $192, respectively. At June 30, 2018, the closing market price of AVLP’s common stock was $0.90, a decline from $1.75 at December 31, 2017. The Company has determined that its investment in AVLP marketable equity securities are accounted for pursuant to the fair value method and based upon the closing market price of common stock at June 30, 2018, the Company has recognized an unrealized gain of $130.

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

Other Investments

On November 1, 2017, the Company and I. AM, Inc. (“I. AM”) entered into a Loan and Security Agreement pursuant to which the Company provided I. AM with a non-revolving credit facility of up to $1,600 for a period ending on September 25, 2022. On May 23, 2018, DP Lending entered into and closed a securities purchase agreement with I. AM. At the date of the acquisition, I. AM owed DP Lending $1,715 in outstanding principal, pursuant to the loan and security agreement. The purchase agreement provides that as I. AM repays the outstanding loan to DP Lending in accordance with the loan agreement, DP Lending will on a pro rata basis transfer shares of common stock of I. AM to David J. Krause, up to an aggregate of 471 shares (see Note 12).

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2018

U.S. dollars in thousands, except share and per share data

The Company, primarily through DP Lending, has made additional investments in debt and equity securities of various entities. At June 30, 2018 and December 31, 2017, the outstanding balance of these investments was $2,348 and $1,637, respectively.

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

During December 2017, the Company issued 600,000 shares of its common stock to WT Johnson & Sons upon the conversion of Note A and WT Johnson subsequently sold the 600,000 shares. The proceeds from the sale of Note A were sufficient to satisfy the entire $2,268 obligation as well as an additional $400 of value added tax due to WT Johnson. Concurrent with entering into the exchange agreement, the Company received a promissory note in the amount of $2,668 from MTIX and cancelled Note B. At June 30, 2018 and December 31, 2017, the Company has valued the note receivable at $600, the carrying amount of Note A. The Company will recognize the remainder of the amount due from MTIX upon payment of the promissory note by MTIX.

Israeli Property

During the year ended December 31, 2017, our President, Amos Kohn, purchased certain real property that serves as a facility for the Company’s business operations in Israel. The Company made $300 of payments to the seller of the property and received a 28% undivided interest in the real property (“Property”). The Company’s subsidiary, Coolisys, entered into a Trust Agreement and Tenancy In Common Agreement with Roni Kohn, who owns a 72% interest in the Property, is the daughter of Mr. Kohn and is an Israeli citizen. The Property was purchased to serve as a residence/office facility for the Company in order to oversee its Israeli operations and to expand its business in the hi-tech industry located in Israel. Pursuant to the Trust Agreement, Ms. Kohn will hold and manage Coolisys’ undivided 28% interest in the Property. The trust will be in effect until it is terminated by mutual agreement of the parties. During the term of the trust, Ms. Kohn will not sell, lease, sublease, transfer, grant, encumber, change or effect any other disposition with respect to the Property or Coolisys’ interest without the Company’s approval.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2018

U.S. dollars in thousands, except share and per share data

Under the Tenancy In Common Agreement, Coolisys and its executive officers shall have the exclusive rights to use the Property for the Company and its affiliates’ business operations. The Property shall be managed by Ms. Kohn. Further, pursuant to the Tenancy In Common Agreement, for each completed calendar month of employment of Mr. Kohn by the Company, Ms. Kohn shall have the right to purchase a portion of the Company’s interest in the Property. Such right shall fully vest at the end of five years of continuous employment and the Trustee shall have the right to purchase the Company’s 28% interest in the Property for a nominal value. The Company will amortize its $300 investment over ten years, subject to a cliff vesting after five years. During the three and six months ended June 30, 2018, the Company recognized $7 and $14, respectively, in amortization expense. In the event that Mr. Kohn is not employed by the Company, the Company shall have the right to demand that Ms. Kohn purchase the Company’s remaining interest in the Property that was not subject to vesting for the fair market value of such unvested Property interest.

Other investments and interest receivable

During the year ended December 31, 2017, DP Lending made loans to Alzamend Neuro, Inc. (“Alzamend”), in the amount of $44, these loans were repaid during the three months ended March 31, 2018. AVLP is a party to a management services agreement pursuant to which Avalanche provides management, consulting and financial services to Alzamend. As additional consideration, the Company received a warrant to purchase 22,000 shares of Alzamend’s common stock at an exercise price of $0.30 per share of common stock. The warrants were determined to have a de minimis value.

12. ACQUISITIONS

Microphase Corporation and Power-Plus Technical Distributors

Enertec Systems 2001 Ltd.

On December 31, 2017, CooliSys entered into a share purchase agreement with Micronet Enertec Technologies, Inc. (“MICT”), a Delaware corporation, Enertec Management Ltd., an Israeli corporation and wholly owned subsidiary of MICT (“EML” and, together with MICT, the “Seller Parties”), and Enertec Systems 2001 Ltd. (“Enertec”), an Israeli corporation and wholly owned subsidiary of EML, pursuant to which Coolisys acquired Enertec (the “Acquisition”). The Company believes that Enertec is Israel’s largest private manufacturer of specialized electronic systems for the military market. On May 23, 2018, Coolisys acquired Enertec for an aggregate cash purchase price of $4,851.

I. AM, Inc.

On May 23, 2018, DP Lending entered into and closed a securities purchase agreement with I. AM, David J. Krause and Deborah J. Krause. Pursuant to the securities purchase agreement, I. AM sold to DPL, 981 shares of common stock for a purchase price of $981, representing, upon the closing, 98.1% of I. AM’s outstanding common stock.

I. AM owns and operates the Prep Kitchen brand restaurants located in the San Diego area. I.AM owed DP Lending $1,715 in outstanding principal, pursuant to a loan and security agreement, between I. AM and DP Lending, which I. AM used to acquire the restaurants. The purchase agreement provides that, as I. AM repays the outstanding loan to DP Lending in accordance with the loan agreement, DP Lending will on a pro rata basis transfer shares of common stock of I. AM to David J. Krause, up to an aggregate of 471 shares.

The acquisition of Enertec and I. AM are being accounted for under the purchase method of accounting in accordance with ASC No. 805, Business Combinations. Under the purchase method, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill is recorded to the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired less liabilities assumed at the date of acquisition. The initial accounting for the acquisition is not yet complete, and the Company is still performing procedures to determine the appropriate accounting.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2018

U.S. dollars in thousands, except share and per share data

Upon initial measurement, components of the preliminary purchase price are as follows:

	Enertec	I. AM
Accounts receivable	$3,078	$29
Inventories	1,634	40
Prepaid expenses and other current assets	20	—
Property and equipment	649	985
Other assets	96	3
Accounts payable and accrued expenses	(2,615)	(159)
Notes payable	(4,236)	—
Accrued severance pay	(132)	—
Net liabilities assumed	(1,506)	898
Goodwill	6,357	700
Non-controlling interest	—	(33)
Purchase price	$4,851	$1,565

The following pro forma data for the three and six months ended June 30, 2017 summarizes the results of operations for the period indicated as if the Microphase, Power-Plus and Enertec acquisitions, which closed on June 2, 2017, September 1, 2017, and May 23, 2018, respectively, had been completed as of the beginning of each period presented. The pro forma data gives effect to actual operating results prior to the acquisition. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of each period presented or that may be obtained in future periods:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Total Revenue	$7,621	$5,485	$15,395	$16,755
Net loss	$(9,196)	$(2,484)	$(15,332)	$(5,295)
Less: Net loss attributable to non-controlling interest	108	118	144	623
Net loss attributable to common stockholders	$(9,088)	$(2,366)	$(15,188)	$(4,672)
Preferred deemed dividends	(108)	(319)	(108)	(319)
Preferred dividends	—	(8)	—	(8)
Loss available to common shareholders	$(9,196)	$(2,693)	$(15,296)	$(4,999)

Basic and diluted net loss per common share	$(0.17)	$(0.26)	$(0.34)	$(0.53)

Basic and diluted weighted average common shares outstanding	54,009,472	10,467,658	45,407,279	9,430,945

Comprehensive Loss
Loss available to common shareholders	$(9,196)	$(2,693)	$(15,296)	$(4,999)
Other comprehensive income (loss)
Change in net foreign currency translation adjustments	(158)	78	(132)	99
Net unrealized gain (loss) on securities available-for-sale	(705)	—	(5,446)	—
Other comprehensive income (loss)	(863)	78	(5,578)	99
Total Comprehensive loss	$(10,059)	$(2,615)	$(20,874)	$(4,900)

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2018

U.S. dollars in thousands, except share and per share data

13. STOCK-BASED COMPENSATION

Under the Company’s 2017 Stock Incentive Plan (the “2017 Plan”), 2016 Stock Incentive Plan (the “2016 Plan”) and the 2012 Stock Option Plan, as amended (the “2012 Plan”) (collectively, the “Plans”), options may be granted to employees, officers, consultants, service providers and directors of the Company. The Plans, as amended, provide for the issuance of a maximum of 7,372,630 shares of the Company’s common stock. The Company also has 206,000 outstanding options that were granted between 2009 and 2011 pursuant to the terms of the Company’s 2002 Stock Option Plan (the “2002 Plan”). Options granted pursuant to the 2002 Plan expire between September 2008 and February 2021.

Options granted under the Plans have an exercise price equal to or greater than the fair value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant. Typically, options granted generally become fully vested after four years. Any options that are forfeited or cancelled before expiration become available for future grants. The options expire between 5 and 10 years from the date of grant. Restricted stock awards granted under the Plans are subject to a vesting period determined at the date of grant. As of June 30, 2018, an aggregate of 55,773 of the Company’s options are still available for future grant.

During the six months ended June 30, 2018, the Company granted 1,000,000 options to its employees from the Plans and also granted 2,897,500 options outside of the Plans. During the six months ended June 30, 2017, the Company granted 510,000 options from the Plans. These options become fully vested after four years. The Company estimated that the grant date fair value of options granted utilizing the Black-Scholes option pricing model during the six months ended June 30, 2018 and 2017 was $514 and $229, respectively, which is being recognized as stock-based compensation expense over the requisite four-year service period. During the six months ended June 30, 2018 and 2017, the Company also issued 1,583,059 and nil, respectively, shares of common stock to its consultants and service providers pursuant to the 2017 Plan. The Company estimated that the grant date fair value of these shares of common stock was $2,640, which was determined from the closing price of the Company’s common stock on the date of issuance.

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

During the six months ended June 30, 2018 and 2017, the Company estimated the fair value of stock options granted using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended
	June 30, 2018	June 30, 2017
Weighted average risk-free interest rate	2.41% — 2.80%	1.89% — 2.14%
Weighted average life (in years)	4.75	5.0
Volatility	124.7% — 131.7%	98.4% — 98.6%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of options granted	$0.92	$0.45

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2018

U.S. dollars in thousands, except share and per share data

The options outstanding as of June 30, 2018, have been classified by exercise price, as follows:

Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$0.57 - $0.80	3,350,000	7.97	$0.67	1,749,999	$0.67
$1.00 - $1.38	170,000	9.03	$1.37	36,875	$1.36
$1.51 - $1.69	62,500	4.21	$1.64	62,500	$1.64
$0.57 - $1.69	3,582,500	7.95	$0.72	1,849,374	$0.71

Issuances outside of Plans
$0.80 - $2.32	3,997,500	7.90	$1.30	325,694	$1.61

Total Options
$0.57 - 2.32	7,580,000	7.92	$1.03	2,175,068	$0.85

The total stock-based compensation expense related to stock options and stock awards issued pursuant to the Plans to the Company’s employees, consultants and directors, included in reported net loss for the three and six months ended June 30, 2018 and 2017, is comprised as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Cost of revenues	$—	$3	$5	$4
Engineering and product development	—	6	13	13
Selling and marketing	—	6	12	11
General and administrative	843	557	1,507	668
Stock-based compensation from Plans	$843	$572	$1,537	$696
Stock-based compensation from issuances outside of Plans	530	—	1,274	—
Total Stock-based compensation	$1,373	$572	$2,811	$696

The combination of stock-based compensation of $1,537 from the issuances of equity-based awards pursuant to the Plans and stock-based compensation attributed to stock awards of $940 and warrants and options of $334, which were issued outside of the Plans, resulted in aggregate stock-based compensation of $1,373 and $2,811 during the three and six months ended June 30, 2018. During the six months ended June 30, 2018, the Company issued 2,897,500 options to purchase shares of common stock at an average exercise price of $1.30 per share to its directors and officers. These shares were issued outside of the Plans and are subject to shareholder approval. During the six months ended June 30, 2017, the only stock-based compensation expense was from issuances pursuant to the Plans.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2018

U.S. dollars in thousands, except share and per share data

A summary of option activity under the Company’s stock option plans as of June 30, 2018, and changes during the three months ended are as follows:

			Weighted	Average
	Shares		Average	Remaining	Aggregate
	Available	Number	Exercise	Contractual	Intrinsic
	for Grant	of Shares	Price	Life (years)	Value
January 1, 2018	2,538,832	2,742,500	$0.77	8.80	$6,688
Restricted stock awards	(1,583,059)	—
Granted	(1,000,000)	1,000,000	$0.70
Forfeited	100,000	(100,000)	$1.38
Exercised	—	(60,000)	$1.63
June 30, 2018	55,773	3,582,500	$0.72	7.95	$0

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on June 30, 2018, $0.54 and the exercise price, multiplied by the number of in-the-money-options).

As of June 30, 2018, there was $949 of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted average period of 3.4 years.

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

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2018

U.S. dollars in thousands, except share and per share data

During the three months ended June 30, 2018, the Company issued a total of 12,252,758 warrants at an average exercise price of $0.71 per share.

(i)	On April 16, 2018, the Company issued warrants to purchase an aggregate of 993,588 shares of common stock at an exercise price equal to $1.30 per share of common stock in connection with the issuance of 12% secured convertible promissory notes in the aggregate principal amount of $1,722 (See Note 18b).

(ii)	On April 24, 2018, the Company issued warrants to purchase 357,143 shares of common stock, at an exercise price of $0.70 per share of common stock, in connection with the Preferred Stock Purchase Agreement to purchase 25,000 shares of Series B Preferred Stock by Philou (See Note 20).

(iii)	On October 5, 2017, Ault & Company purchased 75,000 shares of the Company’s common stock at $0.60 per share and a warrant to purchase up to 75,000 shares of the Company’s common stock at $0.60 per share for an aggregate purchase price of $45. The shares and warrants were issued by the Company on May 8, 2018, the date all necessary approvals to issue the shares were received. Ault & Company is controlled by Mr. Milton Ault, the Company’s Chairman and Chief Executive Officer (See Note 20).

(iv)	On May 15, 2018, the Company entered into securities purchase agreements with certain investors in which it sold an aggregate of 7,691,775 shares of its common stock for aggregate consideration of $6,000. In connection with this financing, the Company issued (i) five-year warrants to purchase 1,922,944 shares of the Company’s Class A common stock and (ii) five-year warrants to purchase 5,768,834 shares of the Company’s Class A common stock. The warrants were issued at an exercise price of $0.94 per share of common stock (See Note 20).

(v)	On May 15, 2018, the Company entered into a securities purchase agreement with an institutional investor to sell and issue a senior secured convertible promissory note with a principal face amount of $6,000 and (i) a five-year warrant to purchase 1,111,111 shares of the Company’s Class A common stock at an exercise price of $1.35 per share of Class A common stock (the “Series A Warrant”) and (ii) a five-year warrant to purchase 1,724,138 shares of the Company’s Class B common stock at an exercise price of $0.87 per share of Class A common stock (See Note 18a). In connection with the financing, the Company issued the placement agent a warrant to purchase 150,000 shares of common stock with an exercise price of $1.00.

(vi)	Pursuant to the terms of a securities purchase agreement entered into on March 23, 2018, the Company issued an additional warrant to purchase 150,000 shares of common stock, at an exercise price of $1.15 per share of common stock, on May 23, 2018 (See Note 16b).

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2018

U.S. dollars in thousands, except share and per share data

The following table summarizes information about common stock warrants outstanding at June 30, 2018:

Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$0.01	317,460	8.35	$0.01	238,092	$0.01
$0.55	283,636	4.36	$0.55	283,636	$0.55
$0.60	75,000	4.84	$0.60	75,000	$0.60
$0.66	148,133	4.34	$0.66	148,133	$0.66
$0.70	2,125,715	4.37	$0.70	1,768,572	$0.70
$0.75	135,909	3.88	$0.75	135,909	$0.75
$0.80	481,666	2.20	$0.80	481,666	$0.80
$0.87	1,724,138	4.87	$0.87	1,724,138	$0.87
$0.94	7,691,778	4.88	$0.94	7,691,778	$0.94
$1.00	280,000	4.45	$1.00	280,000	$1.00
$1.10	759,486	3.18	$1.10	759,486	$1.10
$1.15	1,700,000	4.74	$1.15	1,700,000	$1.15
$1.30	993,588	4.79	$1.30	993,588	$1.30
$1.35	1,111,111	4.87	$1.35	1,111,111	$1.35
$2.20	625,000	4.57	$2.20	625,000	$2.20
$2.25	112,500	4.57	$2.25	112,500	$2.25
$2.50	162,500	4.57	$2.50	162,500	$2.50
$0.01 - $2.50	18,727,620	4.68	$1.01	18,291,109	$1.02

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

The Company utilized the Black-Scholes option pricing model and the assumptions used during the six months ended June 30, 2018 and 2017:

	2018	2017
Weighted average risk-free interest rate	2.41% — 2.94%	1.42% — 2.01%
Weighted average life (in years)	4.8	4.8
Volatility	124.8% — 138.4%	98.5% — 107.1%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of warrants granted	$0.79	$0.38

15. ADVANCES ON FUTURE RECEIPTS

During the second half of 2017, the Company received funding as a result of entering into multiple Agreements for the Purchase and Sale of Future Receipts pursuant to which the Company sold in the aggregate $4,068 in future receipts of the Company for $2,889. As of December 31, 2017, the Company had repaid $1,526.

During the three months ended March 31, 2018, the Company entered into a total of nine additional Agreements for the Purchase and Sale of Future Receipts (collectively, the “Agreements on Future Receipts”) pursuant to which the Company sold up to $5,632 in “future receipts” for a purchase price in the amount of $4,100. During the three months ended June 30, 2018, the Company did not enter into any of these Purchase and Sale of Future Receipts Agreements. The term “future receipts” means cash, check, ACH, credit card, debit card, bank card, charge card or other form of monetary payment. The Agreements on Future Receipts have been personally guaranteed by the Company’s Chief Executive Officer and in one instance has also been guaranteed by Philou.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2018

U.S. dollars in thousands, except share and per share data

During the three months ended March 31, 2018, the Company recorded a discount in the amount of $1,651, in connection with these nine additional agreements, based upon the difference between the amount of future receipts sold and the actual proceeds received by the Company. Under the terms of these agreements, the Company also issued warrants to purchase an aggregate of 112,500 shares of common stock at an exercise price of $2.25 per share of common stock and warrants to purchase 162,500 shares of common stock at an exercise price of $2.50 per share of common stock. The Company recorded an additional discount of $258 based on the estimated fair value of these warrants. The Company computed the fair value of these warrants using the Black-Scholes option pricing model. These discounts are reflected as a reduction on the outstanding liability and are being amortized as non-cash interest expense over the term of the agreement. As of June 30, 2018, the unamortized amount of the $258 discount was $39. During the three and six months ended June 30, 2018, non-cash interest expense of $657 and $1,653, respectively, was recorded from the amortization of debt discounts.

16. NOTES PAYABLE

Notes Payable at June 30, 2018 and December 31, 2017, are comprised of the following.

	June 30,	December 31,
	2018	2017
12% short-term promissory note (b)	$1,000	$—
Other short-term notes payable (c)	889	—
Notes payable to Wells Fargo (d)	298	300
Note payable to Dept. of Economic and Community Development (e)	275	292
Power-Plus Credit Facilities (f)	—	171
Note payable to Power-Plus Member (g)	66	130
Note payable to People’s United Bank (h)	20	19
10% short-term promissory notes (i)	—	15
Short term bank credit (j)	2,044	—
Total notes payable	4,592	927
Less:
Unamortized debt discounts	(23)	—
Unamortized financing cost	0	—
Total notes payable, net of financing cost	$4,569	$927
Less: current portion	(4,064)	(402)
Notes payable – long-term portion	$505	$525

(a)	On February 20, 2018, the Company issued promissory note in the principal face amount of $900 to an accredited investor. This promissory note included an original issue discount (“OID”) of $150 resulting in net proceeds of $750. The principal and OID on this note was due and payable on March 22, 2018. On March 23, 2018, the Company entered into a new promissory note in the principal amount of $2,100 for a term of two months, subject to the Company’ ability to prepay within one month. The new promissory note included an OID of $350 if paid within one month and $700 if paid within two months, resulting in net proceeds of $1,750. The Company also issued to the lender a warrant to purchase 1,250,000 shares of the Company’s common stock at an exercise price of $1.15 per share. The principal amount of the new promissory note consisted of cash of $1,000 and the cancellation of principal of $750 from the February 20, 2018 promissory note. The interest on the February 20, 2018 note in the amount of $150 was paid to the lender prior to entering into the new promissory note. The warrants are exercisable commencing on issuance date for a term of three years. The exercise price of these warrants is subject to adjustment for customary stock splits, stock dividends, combinations and other standard anti-dilution events. The warrants may be exercised for cash or on a cashless basis. During the quarter ended March 31, 2018, the Company recorded debt discount in the amount of $604 based on the estimated fair value of these warrants. The Company computed the fair value of these warrants using the Black-Scholes option pricing model. The debt discount was amortized as non-cash interest expense over the term of the debt. During the three and six months ended June 30, 2018, non-cash interest expense of $448 and $604, respectively, was recorded from the amortization of debt discount and interest expense of $260 and $350 was recorded from the amortization of the OID on the new promissory note. On April 23, 2018, the Company paid the entire outstanding principal on the new promissory note of $2,100. The new promissory note had been guaranteed by our Chief Executive Officer and had also been guaranteed by Philou.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2018

U.S. dollars in thousands, except share and per share data

(b)	On March 23, 2018, the Company entered into a securities purchase agreement to sell and issue a 12% promissory note and a warrant to purchase 300,000 shares of common stock to an accredited investor if the promissory note is paid in full on or before May 23, 2018, or up to 450,000 shares of common stock, if the promissory note is paid by June 22, 2018. The promissory note was issued with a 10% OID. The promissory note is in the principal amount of $1,000 and was sold for $900, bears interest at 12% simple interest, and was due on June 22, 2018. The Company is in negotiations with the investor to amend the payment terms on this 12% promissory note. Interest only payments are due, in arrears, on a monthly basis commencing on April 23, 2018. The exercise price of the warrant is $1.15 per share. During the six months ended June 30, 2018, the Company recorded debt discount in the amount of $271 based on the estimated fair value of these warrants. The Company computed the fair value of these warrants using the Black-Scholes option pricing model. The debt discount is being amortized as non-cash interest expense over the term of the debt. During the three and six months ended June 30, 2018, non-cash interest expense of $245 and $271, respectively, was recorded from the amortization of debt discount and interest expense of $87 and $100, respectively, was recorded from the amortization of the OID on the 12% promissory note. The 12% promissory note is unsecured by any of the Company’s assets but is guaranteed by our Chief Executive Officer.

(c)	During the six months ended June 30, 2018, the Company entered into three short-term promissory notes:

(i)	On February 7, 2018, the Company issued demand promissory notes in the aggregate principal face amount of $440 to accredited investors. These promissory notes included an aggregate OID of $40 resulting in net proceeds to the Company of $400. The principal and OID on these notes were due and payable on demand after April 24, 2018. These loans were paid on April 27, 2018. During the three and six months ended June 30, 2018, the Company recognized $14 and $40, respectively, from the amortization of OID on these demand promissory notes.

(ii)	On February 26, 2018, the Company issued a 10% promissory note in the principal amount of $330 to an accredited investor. This promissory note included an OID of $30 resulting in net proceeds to the Company of $300. The principal and accrued interest on this note was due and payable on April 12, 2018, subject to a 30-day extension available to the Company. This 10% promissory note was paid on April 27, 2018. During the three and six months ended June 30, 2018, the Company recognized $11 and $36 from interest and the amortization of OID on this 10% promissory note.

(iii)	On March 27, 2018, the Company issued a 10% promissory note in the principal amount of $200 to an accredited investor. The principal and accrued interest on this note was due and payable on March 29, 2018. On March 29, 2018 and April 24, 2018, the Company paid $50 and $150, respectively, on this 10% promissory note of $200,000.

(iv)	On May 23, 2018, the Company issued a promissory note in the aggregate principal face amount of $81 to an accredited investor. The promissory note included an aggregate OID of $6 resulting in net proceeds to the Company of $75. The principal and OID on this note is due and payable on August 20, 2018. At June 30, 2018, the outstanding balance on this note was $36, which was paid on July 25, 2018. During the three and six months ended June 30, 2018, the Company recognized $3 from the amortization of OID on this promissory note.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2018

U.S. dollars in thousands, except share and per share data

(v)	On May 23, 2018, the Company issued a promissory note in the aggregate principal face amount of $360 to an accredited investor. The promissory note included an aggregate OID of $60 resulting in net proceeds to the Company of $300. The principal and OID on this note was due and payable on June 22, 2018. At June 30, 2018, the outstanding balance on this note was $277, which was paid on July 2, 2018. During the three and six months ended June 30, 2018, the Company recognized $60 from the amortization of OID on this promissory note.

(vi)	On June 5, 2018, the Company received loans in the aggregate amount of $75 from accredited investors. The principal and interest on these loans was paid on July 16, 2018.

(vii)	On June 8, 2018, the Company issued a promissory note in the aggregate principal face amount of $512 to an accredited investor. The promissory note included an aggregate OID of $67 resulting in net proceeds to the Company of $445. The principal and OID on this note was due and payable on July 9, 2018. At June 30, 2018, the outstanding balance on this note was $502. During the three and six months ended June 30, 2018, the Company recognized $47 from the amortization of OID on this promissory note.

(d)	At June 30, 2018, Microphase had guaranteed the repayment of two equity lines of credit in the aggregate amount of $300 with Wells Fargo Bank, NA (“Wells Fargo”) (collectively, the “Wells Fargo Notes”). These loans originated prior to the Company’s acquisition of Microphase and Microphase was the recipient of the actual proceeds from the loans. Microphase had previously guaranteed the payment under the first Wells Fargo equity line during 2008, the proceeds of which Microphase had received from a concurrent loan from Edson Realty Inc., a related party owned real estate holding company. As of June 30, 2018, the first line of credit, which is secured by residential real estate owned by a former officer, had an outstanding balance of $213, with an annual interest rate of 4.00%. Microphase had guaranteed the payment under the second Wells Fargo equity line in 2014. Microphase had received working capital loans from the former CEO from funds that were drawn against the second Wells Fargo equity line. As of June 30, 2018, the second line of credit, secured by the former CEO’s principal residence, had an outstanding balance of $85, with an annual interest rate of 3.00%. During the three and six months ended June 30, 2018, Microphase incurred $3 and $12, respectively, of interest on the Wells Fargo Notes.

(e)	In August 2016, Microphase received a $300 loan, of which $25 has been repaid, pursuant to the State of Connecticut Small Business Express Job Creation Incentive Program which is administered through the Department of Economic and Community Development (“DECD”) (the “DECD Note”). The DECD Note bears interest at a rate of 3% per annum and is due in August 2026. Payment of principal and interest was deferred during the initial year and commencing in September 2017, payable in equal monthly installments over the remaining term. During the three and six months ended June 30, 2018, Microphase incurred $3 and $5 of interest on the DECD Note. In conjunction with the DECD Note, Microphase was awarded and received a Small Business Express Matching Grant of $100 by the State of Connecticut. State grant funding requires Microphase to spend an equal amount of cash on eligible expense. The Company has utilized $18 of the grant and the balance of $82 is reported within deferred revenue and classified in accounts payable and accrued in the accompanying consolidated balance sheet at June 30, 2018.

(f)	At December 31, 2017, Power-Plus had guaranteed the repayment of two lines of credit in the aggregate amount of $169 with Bank of America NA and Wells Fargo (collectively, the “Power-Plus Lines”). During the three months ended June 30, 2018, the Power-Plus Lines had been paid.

(g)	Pursuant to the terms of the Purchase Agreement with Power-Plus, the Company entered into a two-year promissory note in the amount of $255 payable to the former owner as part of the purchase consideration. The $255 note is payable in 24 equal monthly installments. On October 18, 2017, for cancellation of debt, the Company entered into a subscription agreement with the former owner under which the Company sold 138,806 shares of common stock at $0.67 per share for an aggregate purchase price of $93. During the three and six months ended June 30, 2018, the Company paid $32 and $64, respectively, in principal payments.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2018

U.S. dollars in thousands, except share and per share data

(h)	In December 2016, Microphase utilized a $20 overdraft credit line at People’s United Bank with an annual interest rate of 15%. As of June 30, 2018, the balance of that overdraft credit line was $20.

(i)	In December 2016, Microphase issued $705 in 10% short-term promissory notes to nineteen accredited investors which, after deducting $71 of placement fees to its selling agent, Spartan Capital Securities, LLC (“Spartan”), resulted in $634 in net proceeds to Microphase (the “10% Short-Term Notes”). The 10% Short-Term Notes were due one year from the date of issuance. The amount due pursuant to the 10% Short-Term Notes is equal to the entire original principal amount multiplied by 125% (the “Loan Premium”) plus accrued interest. On December 5, 2017, in exchange for the cancellation of $690 of outstanding principal and $250 of accrued interest owed to the investors by Microphase Corporation, the Company entered into an Exchange Agreement pursuant to which the Company issued an aggregate of 1,523,852 shares of common stock and warrants to purchase 380,466 shares of common stock with an exercise price of $1.10 per share of common stock. During the three months ended March 31, 2018, the Company paid the remaining balance of principal and accrued interest of $15 and $6, respectively.

(j)	On January 25, 2018, the Company issued two 5% promissory notes, each in the principal face amount of $2,500, for an aggregate debt of $5,000 to two institutional investors. The entire unpaid balance of the principal and accrued interest on each of the 5% promissory notes was due and payable on February 23, 2018, subject to a 30-day extension available to the Company. The proceeds from these two 5% promissory notes were used to purchase 1,000 Antminer S9s manufactured by Bitmain Technologies, Inc. in connection with our crypto mining operations. Between March 23 and March 27, 2018, the Company paid the entire outstanding principal and accrued interest on the 5% promissory notes of $5,101,127.

(k)	At June 30, 2018, Enertec had short term bank credit of $2,044 that bears interest of prime plus 0.7% through 3.85% paid either on a monthly or weekly basis. Further, the Company has committed to certain covenants under its bank loan. During the period from the date of acquisition, May 23, 2018 to June 30, 2018, the Company recorded interest expense of $10 from Enertec’s short term bank credit.

17. NOTES PAYABLE – RELATED PARTIES

Notes Payable – Related parties at June 30, 2018 and December 31, 2017, are comprised of the following:

	June 30,	December 31,
	2018	2017
Notes payable to former officer and employee	$308	$309
Total notes payable	308	309
Less: current portion	(166)	(134)
Notes payable – long-term portion	$142	$175

Microphase is a party to several notes payable agreements with seven of its past officers, employees and their family members. As of June 30, 2018, the aggregate outstanding balance pursuant to these notes payable agreements, inclusive of $50 of accrued interest, was $359, with annual interest rates ranging between 3.00% and 6.00%. During the three and six months ended June 30, 2018, Microphase incurred $4 and $7 of interest on these notes payable agreements. In July 2016, one of these noteholders initiated litigation to collect the balance owed under the terms of his respective agreement. In October 2017, Microphase and the noteholder entered into a settlement agreement whereby Microphase agreed to pay the outstanding principal and interest of $122 and $43, respectively, by issuing to the noteholder 95,834 shares of Microphase common stock valued at $115 and paying $25 in cash. The value of the Microphase common stock was derived from the Company’s recent acquisition of a majority interest in Microphase. Further, the parties agreed a final $25 would be paid within 18 months of the settlement agreement or Microphase would be required to pay the noteholder an additional $25.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2018

U.S. dollars in thousands, except share and per share data

18. CONVERTIBLE NOTES

Convertible Notes Payable at June 30, 2018 and December 31, 2017, are comprised of the following:

	June 30,	December 31,
	2018	2017
10% Convertible secured note (a)	$4,806	$—
12% April 2018 Convertible secured notes (b)	1,287	—
5% Convertible secured notes (c)	—	550
12% Convertible secured note (d)	—	202
Total convertible notes payable	6,093	752
Less:
Unamortized debt discounts	(1,719)	(351)
Unamortized financing cost	(309)	(3)
Total convertible notes payable, net of financing cost	$4,065	$398

(a)	On May 15, 2018, the Company entered into a securities purchase agreement to sell (i) a 10% convertible note (the “10% Convertible Note”), (ii) a five-year warrant to purchase 1,111,111 shares of the Company’s common stock at an exercise price of $1.35 per share; (iii) a five-year warrant to purchase 1,724,138 shares of the Company’s Class A common stock at an exercise price of $0.87 per share; and (iv) 344,828 shares of the Company’s common stock to an institutional investor. The 10% Convertible Note is convertible into common stock at $0.75 per share, but may only be converted if an event of default thereunder has occurred and not been cured on a timely basis.

The 10% Convertible Note is in the principal amount of $6,000 and bears interest at 10% simple interest on the principal amount with 50% of the total interest due on the principal payable at the closing and the remaining 50% payable over the term of the 10% Convertible Note. The Company is required to make principal and interest payments every 2 weeks until the 10% Convertible Note is satisfied in full on November 27, 2018.  In connection with the financing, the Company agreed to pay the placement agent, Alliance Global Partners, a cash fee of $300,000 and a warrant to purchase 150,000 shares of the Company’s common stock with an exercise price of $1.00 per share.

The Company computed the fair value of the warrants using the Black-Scholes option pricing model and, as a result of this calculation, recorded debt discount in the amount of $1,398 based on the estimated fair value of the warrants. The Company estimated that the grant date fair value of the shares of common stock was $193, which was determined from the closing price of the Company’s common stock on the date of issuance. In aggregate, the Company recorded debt discount in the amount of $1,958 based on the relative fair values of the warrants, common stock and debt issuance costs of $367. During the three months ended June 30, 2018, non-cash interest expense of $452 was recorded from the amortization of debt discounts. The fair value of the warrants was estimated using the Black-Scholes option-pricing method. The risk-free rate of 2.94% was derived from the U.S. Treasury yield curve, matching the term of the warrant, in effect at the measurement date. The volatility factor of 127.9% was determined based on the Company’s historical stock prices.

As the effective conversion price of the 10% Convertible Note was below the market price of the Company’s common stock on the date of issuance, it was determined that these discounts represent contingent beneficial conversion features, or BCF. The BCF embedded in the 10% Convertible Note is accounted for under ASC No. 470, Debt (“ASC 470”). At issuance, the intrinsic value of the BCF totaled $2,198. However, the 10% Convertible Note may only be converted if an event of default thereunder has occurred and not been cured on a timely basis. The BCF shall be recognized if an event of default occurs and is not timely cured.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2018

U.S. dollars in thousands, except share and per share data

(b)	On April 16, 2018, the Company entered into securities purchase agreements to sell (i) a 12% convertible note (the “12% April 2018 Convertible Note”), (ii) a five-year warrant to purchase 993,588 shares of the Company’s common stock at an exercise price of $1.30 per share; and (iii) 200,926 shares of the Company’s common stock to three institutional investors. The 12% April 2018 Convertible Note is convertible into common stock at $0.70 per share, but may only be converted if an event of default thereunder has occurred and not been cured on a timely basis.

The 12% April 2018 Convertible Note is in the principal amount of $1,722, included an OID of $172 resulting in net proceeds to the Company of $1,550 and bears interest at 12% simple interest on the principal amount. The Company is required to make monthly principal and interest payments until the 12% April 2018 Convertible Note is satisfied in full on October 16, 2018.

The Company computed the fair value of the warrants using the Black-Scholes option pricing model and, as a result of this calculation, recorded debt discount in the amount of $539 based on the estimated fair value of the warrants. The Company estimated that the grant date fair value of the shares of common stock was $129, which was determined from the closing price of the Company’s common stock on the date of issuance.

In aggregate, the Company recorded debt discount in the amount of $885 based on the relative fair values of the warrants, common stock, OID and debt issuance costs of $45. During the three months ended June 30, 2018, non-cash interest expense of $363 was recorded from the amortization of debt discounts. The fair value of the warrants was estimated using the Black-Scholes option-pricing method. The risk-free rate of 2.94% was derived from the U.S. Treasury yield curve, matching the term of the warrant, in effect at the measurement date. The volatility factor of 127.9% was determined based on the Company’s historical stock prices.

(c)	On December 4, 2017, the Company entered into a securities purchase agreement to sell a 5% Convertible Note (the “5% Convertible Note”) and 150,000 shares of restricted common stock to an institutional investor. The principal of the 5% Convertible Note and interest thereon was convertible into shares of common stock at $0.60 per share of common stock, subject to adjustments for lower priced issuances, stock splits, stock dividends, combinations or similar events. The 5% Convertible Note was in the principal amount of $550, included an OID of $50 resulting in net proceeds to the Company of $500, accrued interest at 5% simple interest on the principal amount, and was due on August 13, 2018. Interest only payments were due on a quarterly basis and the principal was due on June 3, 2018.

At the time of issuance of the 5% Convertible Note, the closing price of the Company’s common stock was in excess of the conversion price, resulting in a BCF. The BCF embedded in the 5% Convertible Note is accounted for under ASC No. 470, Debt. At issuance, the intrinsic value of the BCF totaled $244 based on the difference between the effective conversion price and the fair value of the Company’s common stock at the commitment date of the transaction. The intrinsic value of the BCF exceeded the proceeds allocated to the relative fair value of the 5% Convertible Note. The BCF was amortized to interest expense over the term of the 5% Convertible Note using the effective interest method. The valuation of the BCF was calculated based on the effective conversion price compared with the market price of the Company’s common stock on the date of issuance of the 5% Convertible Note.

In aggregate, the Company recorded debt discount in the amount of $550 based on the relative fair values of the 150,000 shares of common stock of $256, BCF of $244 and OID of $50. The debt discount is being amortized as non-cash interest expense over the term of the debt. During the year ended December 31, 2017, non-cash interest expense of $381 was recorded from the amortization of debt discounts. In January 2018, the 5% Convertible Note was converted into 921,645 shares of the Company’s common stock based upon the contractual rights included in the 5% Convertible Note (See Note 20).

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2018

U.S. dollars in thousands, except share and per share data

(d)	On August 3, 2017, the Company entered into a securities purchase agreement to sell a 12% Convertible Note (the “12% Convertible Note”) and a warrant to purchase 666,666 shares of common stock to an accredited investor. The principal of the 12% Convertible Note may be converted into shares of common stock at $0.55 per share and under the terms of the Warrant, up to 666,666 shares of common stock may be purchased at an exercise price of $0.70 per share.

The 12% Convertible Note was in the principal amount of $400, included an OID of $40 resulting in net proceeds to the Company of $360, accrued interest at 12% simple interest on the principal amount, and was due on August 13, 2018. Interest only payments were due on a quarterly basis and the principal was due on August 3, 2018. The principal may be converted into shares of the Company’s common stock at $0.55 per share.

The Company computed the fair value of the 666,666 warrants using the Black-Scholes option pricing model and, as a result of this calculation, recorded debt discount in the amount of $167 based on the estimated fair value of the 666,666 warrants.

The BCF embedded in the 12% Convertible Note is accounted for under ASC 470. At issuance, the intrinsic value of the BCF totaled $187. The Company, however, was prohibited from issuing shares of common stock pursuant to the 12% Convertible Note until stockholder approval of such issuance of securities was obtained as required by applicable NYSE American listing rules. The Company received stockholder approval for the share issuances on December 28, 2017. The intrinsic value of the BCF was amortized to interest expense over the term of the 12% Convertible Note using the effective interest method. The valuation of the BCF was calculated based on the effective conversion price compared with the market price of the Company’s common stock on the date of issuance of the 12% Convertible Note. In aggregate, the Company recorded debt discount in the amount of $394 based on the relative fair values of the 666,666 warrants, BCF and OID of $40. During the year ended December 31, 2017, non-cash interest expense of $212 was recorded from the amortization of debt discounts.

On December 28, 2017, principal and accrued interest of $198 and $5, respectively, on the 12% Convertible Note was satisfied through the issuance of 368,760 shares of the Company’s common stock and the remaining balance was converted into 377,678 shares of the Company’s common stock on January 10, 2018 (See Note 20). The fair value of the warrants was estimated using the Black-Scholes option-pricing method. The risk-free rate of 1.79% was derived from the U.S. Treasury yield curve, matching the term of the warrant, in effect at the measurement date. The volatility factor of 107.3% was determined based on the Company’s historical stock prices.

(e)	On January 23, 2018, we entered into a securities purchase agreement with an institutional investor to sell, for an aggregate purchase price of $1,000, a 10% senior convertible promissory note (the “January 2018 10% Convertible Note”) with an aggregate principal face amount of $1,250, a warrant to purchase an aggregate of 625,000 shares of our common stock and 543,478 shares of our common stock. The transactions contemplated by the Securities Purchase Agreement closed on February 8, 2018. The January 2018 10% Convertible Note was convertible into 625,000 shares of the Company’s common stock, a conversion price of $2.00 per share. The exercise price of the warrant to purchase 625,000 shares of the Company’s common stock is $2.20 per share. On February 9, 2018, in addition to the 543,478 shares of common stock provided for pursuant to the securities purchase agreement, the Company issued to the investor an aggregate of 691,942 shares of the Company’s common stock upon the conversion of the entire outstanding principal and accrued interest on the January 2018 10% Convertible Note of $1,384 (See Note 20).

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2018

U.S. dollars in thousands, except share and per share data

19. COMMITMENTS AND CONTINGENCIES

On July 31, 2018 a shareholder derivative complaint was filed in the United States District Court for the Central District of California against the Company as the nominal defendant, as well as its current directors and a former director styled Ethan Young and Greg Young, Derivatively on Behalf of Nominal Defendant, DPW Holdings, Inc. v. Milton C. Ault, III, Amos Kohn, William B. Horne, Jeff Bentz, Mordechai Rosenberg, Robert O. Smith, and Kristine Ault and DPW Holdings, Inc., as the nominal defendant (Case No.: 2:18-cv-6587) (the “Complaint”). No hearings have been scheduled as of the date hereof.

The Complaint alleges violations of state law and breaches of fiduciary duty, unjust enrichment and gross mismanagement by the individual defendants as, in the view of the plaintiffs, the Company has entered into poorly advised loan transactions and related party transactions. The Company and the individual defendants believe that these claims are without merit and intend to vigorously defend themselves. Based on the Company’s assessment of the facts underlying the claims, the uncertainty of litigation, and the preliminary stage of the case, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action. However, an unfavorable outcome may have a material adverse effect on our business, financial condition and results of operations.

20. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 25,000,000 shares of Preferred Stock $0.001 par value. The Board of Directors has designated 500,000 shares as Series B Convertible Preferred Stock (the “Series B Preferred Stock”), 460,000 shares as Series C Convertible Preferred Stock (the “Series C Preferred Stock”), 378,776 shares as Series D Convertible Preferred Stock (the “Series D Preferred Stock”) and 10,000 shares as Series E Convertible Preferred Stock (the “Series E Preferred Stock”). The rights, preferences, privileges and restrictions on the remaining authorized 23,651,224 shares of Preferred Stock have not been determined. The Company’s Board of Directors is authorized to create a new series of preferred shares and determine the number of shares, as well as the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred shares. As of June 30, 2018, there were 125,000 shares of Series B Preferred Stock and no other shares of Preferred Stock issued or outstanding.

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

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2018

U.S. dollars in thousands, except share and per share data

Common Stock

Common stock confers upon the holders the rights to receive notice to participate and vote in the general meeting of shareholders of the Company, to receive dividends, if and when declared, and to participate in a distribution of surplus of assets upon liquidation of the Company.

Issuance of Common Stock pursuant to the At the Market Offering

On February 27, 2018, the Company entered into a sales agreement with H.C. Wainwright & Co., LLC (“HCW”) to sell shares of the Company’s common stock, having an aggregate offering price of up to $50 million from time to time, through an “at the market offering” program (the “ATM Offering”) under which HCW acts as sales agent. Between February 27, 2018 and June 30, 2018, the Company had received net proceeds of $14,551 through the sale of 14,922,167 shares of the Company’s common stock through the ATM Offering. The offer and sale of the shares through the ATM Offering are made pursuant to the Company’s effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-222132) filed with the SEC on December 18, 2017, amended on January 8, 2018, and declared effective by the SEC on January 11, 2018, and a prospectus supplement related to the ATM Offering, dated February 27, 2018.

Issuance of Common Stock for Services

During the three and six months ended June 30, 2018, the Company issued to its consultants a total of 1,000,000 shares and 2,683,059 shares, respectively, of its common stock with an aggregate value of $3,758, an average of $1.40 per share for services rendered.

Issuance of common stock for conversion of debt

On January 3, 2018, accrued interest of $23 on the 10% Convertible Notes was satisfied through the issuance of 37,750 shares of the Company’s common stock.

On January 10, 2018, principal and accrued interest of $202 and $6, respectively, on the 12% Convertible Note was satisfied through the issuance of 377,678 shares of the Company’s common stock (See Note 18d).

On January 12, 2018, principal and accrued interest of $550 and $3, respectively, on the 5% Convertible Note was satisfied through the issuance of 921,645 shares of the Company’s common stock (See Note 18c).

On February 9, 2018, principal and accrued interest of $1,250 and $134, respectively, on the January 2018 10% Convertible Note was satisfied through the issuance of 691,942 shares of the Company’s common stock (See Note 18e).

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

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2018

U.S. dollars in thousands, except share and per share data

On May 8, 2018, the Company issued 279,170 shares of common stock pursuant a cashless exercise of warrants issued to Divine Capital Markets, LLC, its Placement Agent (the “Placement Agent”) for the 2017 private placement of the Series C Preferred Stock and warrants. For its services, the Placement Agent received, a warrant to purchase 182,003 shares of the Company’s common stock at $0.72 per share and a second warrant to purchase 182,003 shares of the Company’s common stock at $1.00 per share.

Issuances of common stock in connection with convertible notes

On February 9, 2018, in conjunction with the securities purchase agreement to sell the January 2018 10% Convertible Note in the principal amount of $1,250, the Company issued 543,478 shares of restricted common stock to the institutional investor (See Note 18c).

On April 16, 2018, in conjunction with the securities purchase agreements to sell the 12% April 2018 Convertible Note in the principal amount of $1,722, the Company issued 993,588 shares of restricted common stock to the institutional investor (See Note 18b).

On May 15, 2018, in conjunction with the securities purchase agreements to sell the 10% Convertible Note in the principal amount of $6,000, the Company issued 344,828 shares of restricted common stock to the institutional investor (See Note 18a).

Issuances of Common Stock upon Conversion of Series D Preferred Stock

During the six months ended June 30, 2018, pursuant to the conversion terms of the Series D Preferred Stock, 378,776 shares of the Series D Preferred Stock was converted into 757,552 shares of the Company’s Common Stock.

Issuances of Common Stock for cash and cancellation of short-term advances

On October 5, 2017, Ault & Company purchased 75,000 shares of the Company’s common stock at $0.60 per share and a warrant to purchase up to 75,000 shares of the Company’s common stock at $0.60 per share for an aggregate purchase price of $45. The shares and warrants were issued by the Company on May 8, 2018.  Ault & Company is controlled by Mr. Milton Ault, the Company’s Chairman and Chief Executive Officer.

On May 15, 2018, the Company entered into securities purchase agreements with certain investors in which the Company sold an aggregate of 7,691,775 shares of its common stock, and five-year warrants to purchase such number of shares of common stock equal to the shares of common stock purchased by the investors. The Company received aggregate consideration of $6,000, consisting of cash and the cancellation of short-term advances of $3,225 and $2,775, respectively. These securities were issued pursuant to our registration statement filed with the Securities and Exchange Commission (File No. 333-222132) which became effective on January 11, 2018.

21. RELATED PARTY TRANSACTION

a.	The Company has made a strategic investment in AVLP in expectation of future business generated by the Company from MTIX Ltd., an advanced materials and processing technology company located in Huddersfield, West Yorkshire, UK (“MTIX”), a wholly-owned subsidiary of AVLP. The Company’s investments in AVLP consist of convertible promissory notes, warrants and shares of common stock of AVLP. On September 6, 2017, the Company and AVLP entered into a Loan and Security Agreement (“AVLP Loan Agreement”) with an effective date of August 21, 2017 pursuant to which the Company will provide Avalanche a non-revolving credit facility of up to $5,000 for a period ending on August 21, 2019, subject to the terms and conditions stated in the Loan Agreement, including that the Company having available funds to grant such credit. At June 30, 2018, the Company has provided loans to AVLP in the principal amount $5,536 and, in addition to the 12% convertible promissory notes, AVLP has issued to the Company warrants to purchase 11,167,440 shares of AVLP common stock. Under the terms of the AVLP Loan Agreement, any notes issued by AVLP are secured by the assets of AVLP. As of June 30, 2018 and December 31, 2017, the Company recorded contractual interest receivable attributed to the AVLP Loan Agreement of $626 and $324, respectively.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2018

U.S. dollars in thousands, except share and per share data

During the six months ended June 30, 2018 and the year ended December 31, 2017, the Company also acquired in the open market 370,100 shares of AVLP common stock for $352 and 221,333 shares of AVLP common stock for $192, respectively. At June 30, 2018, the closing market price of AVLP’s common stock was $0.90, a decline from $1.75 at December 31, 2017. The Company has determined that its investment in AVLP marketable equity securities are accounted for pursuant to the fair value method and based upon the closing market price of common stock at June 30, 2018, the Company has recognized an unrealized gain of $130.

Philou is AVLP’s controlling shareholder. Mr. Ault is Chairman of AVLP’s Board of Directors and the Chairman of the Company’s Board of Directors. Mr. William B. Horne is the Chief Financial Officer of AVLP and also a director of the Company.

During the three and six months ended June 30, 2018, the Company recognized $1,766 and $3,559 in revenues resulting from its relationship with MTIX, which was acquired by Avalanche on August 22, 2017 and is therefore deemed to be a related party. In March 2017, the Company was awarded a 3-year, $50 million purchase order by MTIX to manufacture, install and service the Multiplex Laser Surface Enhancement (“MLSE”) plasma-laser system. Management believes that the MLSE purchase order will be a source of revenue and generate significant cash flows for the Company. However, at June 30, 2018, the $3,545 in revenues recognized during the six months ended June 30, 2018 and year ended December 31, 2017, had not yet been received and was reflected on the financial statements as accounts receivable, related party.

b.	On April 13, 2018, the Company entered into an amended and restated consulting agreement with Mr. Ault pursuant to which the parties thereto agreed to amend and restate that certain independent contractor agreement dated September 22, 2016, by and between the Company and Mr. Ault. In accordance with the terms set forth in the Agreement, Mr. Ault shall continue to serve as the Company’s Chief Executive Officer and Chairman of the Board of Directors in consideration of a monthly fee of $33, effective November 15, 2017. On June 17, 2018, the Company entered into a ten year executive employment agreement with Mr. Ault. For his services, Mr. Ault will be paid a base salary of $400 per annum. For his services, Mr. Ault was paid $100 and $200 during the three and six months ended June 30, 2018 and $208 during the year ended December 31, 2017.

c.	On March 9, 2017, the Company entered into a Preferred Stock Purchase Agreement with Philou. Pursuant to the terms of the Preferred Stock Purchase Agreement, Philou may invest up to $5,000 in the Company through the purchase of Series B Preferred Stock over 36 months. Philou has purchased 125,000 shares of Series B Preferred Stock pursuant to the terms of the Purchase Agreement, the most recent purchase having occurred on April 24, 2018 for the purchase of 25,000 shares of Series B Preferred Stock.

d.	Between July 6, 2017 and June 30, 2018, Milton C. Ault, III, the Company’s Chairman and Chief Executive Officer, personally guaranteed the repayment of (i) $8,218 from the sale of Advances on Future Receipts (ii) and $4,380 from the sale of the promissory notes. These personal guarantees were necessary to facilitate the consummation of these financing transactions. Mr. Ault’s payment obligations would be triggered if the Company failed to perform under these financing obligations. Our board of directors has agreed to compensate Mr. Ault for his personal guarantees. The amount of annual compensation for each of these guarantees, which will be in the form of non-cash compensation, is approximately 1.5% of the amount of the obligation.

e.	During the year ended December 31, 2017, DP Lending made loans to Alzamend Neuro, Inc. (“Alzamend”), in the amount of $44. AVLP is a party to a management services agreement pursuant to which Avalanche provides management, consulting and financial services to Alzamend. At June 30, 2018, the outstanding principal under these loans had been repaid. As additional consideration, the Company received a warrant to purchase 22,000 shares of Alzamend’s common stock at an exercise price of $0.30 per share of common stock.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2018

U.S. dollars in thousands, except share and per share data

22. SEGMENT, CUSTOMERS AND GEOGRAPHICAL INFORMATION

The Company has five reportable segments as of June 30, 2018 and two reportable segments as of June 30, 2017; see Note 1 for a brief description of the Company’s business.

The following data presents the revenues, expenditures and other operating data of the Company’s geographic operating segments and presented in accordance with ASC No. 280.

	Six Months ended June 30, 2018
	DPC	DPL	Enertec	SC Mining	I.AM	Eliminations	Total
Revenue	$5,558	$738	$1,218	$—	$—	$—	$7,514
Revenue, cryptocurrency mining	—	—	—	956	—	—	956
Revenue, related party	3,559	—	—	—	—	—	3,559
Revenue, restaurant operations	—	—	—	—	$502	—	502
Revenue, lending activities	109	—	—	—	—	—	109
Inter-segment revenues	5	—	—	—	—	(5)	—
Total revenues	$9,231	$738	$1,218	$956	$502	$(5)	$12,640
Depreciation and amortization expense	$86	$31	$10	$632	$—	$—	$759
Loss from operations	$(1,070)	$(451)	$146	$(1,850)	$(1)	$—	$(3,226)
Capital expenditures for segment assets, as of June 30, 2018	$343	$1	$32	$8,807	$23	$—	$9,206
Identifiable assets as of June 30, 2018	$28,650	$1,390	$12,501	$8,785	$2,115	$—	$53,441

	Six Months ended June 30, 2017
	DPC	DPL	Eliminations	Total
Revenue	$2,329	$1,121	$—	$3,450
Inter-segment revenues	37	—	(37)	—
Total revenues	$2,366	$1,121	$(37)	$3,450
Depreciation and amortization expense	$43	$37	$—	$80
Loss from operations	$(2,140)	$(91)	$—	$(2,231)
Capital expenditures for segment assets, as of June 30, 2018	$8	$13	$—	$21
Identifiable assets as of June 30, 2018	$12,315	$1,666	$—	$13,981

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2018

U.S. dollars in thousands, except share and per share data

	Three Months ended June 30, 2018
	DPC	DPL	Enertec	SC Mining	I.AM	Eliminations	Total
Revenue	$2,718	$412	$1,218	$—	$—	$—	$4,348
Revenue, cryptocurrency mining	—	—	—	719	—	—	719
Revenue, related party	1,766	—	—	—	—	—	1,766
Revenue, restaurant operations	—	—	—	—	$502	—	502
Revenue, lending activities	109	—	—	—	—	—	109
Inter-segment revenues	5	—	—	—	—	(5)	—
Total revenues	$4,598	$412	$1,218	$719	$502	$(5)	$7,444
Depreciation and amortization expense	$43	$14	$10	$577	$—	$—	$644
Loss from operations	$(503)	$(199)	$146	$(987)	$(1)	$—	$(1,544)
Capital expenditures for segment assets, as of June 30, 2018	$32	$—	$32	$1,641	$23	$—	$1,728
Identifiable assets as of June 30, 2018	$28,650	$1,390	$12,501	$8,785	$2,115	$—	$53,441

	Three Months ended June 30, 2017
	DPC	DPL	Eliminations	Total
Revenue	$1,316	$506	$—	$1,822
Inter-segment revenues	12	—	(12)	—
Total revenues	$1,328	$506	$(12)	$1,822
Depreciation and amortization expense	$27	$20	$—	$47
Loss from operations	$(1,396)	$(48)	$—	$(1,444)
Capital expenditures for segment assets, as of June 30, 2018	$8	$11	$—	$19
Identifiable assets as of June 30, 2018	$12,315	$1,666	$—	$13,981

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2018

U.S. dollars in thousands, except share and per share data

Concentration Risk:

The following table provides the percentage of total revenues attributable to a single customer from which 10% or more of total revenues are derived:

	For the three months ended June 30, 2018		For the six months ended June 30, 2018

	Total Revenues		Total Revenues
	by Major	Percentage of	by Major	Percentage of
	Customers	Total Company	Customers	Total Company
	(in thousands)	Revenues	(in thousands)	Revenues
Customer A	$1,766	24%	$3,559	28%

	For the three months ended June 30, 2017		For the six months ended June 30, 2017

	Total Revenues		Total Revenues
	by Major	Percentage of	by Major	Percentage of
	Customers	Total Company	Customers	Total Company
	(in thousands)	Revenues	(in thousands)	Revenues
Customer B	$320	18%	$629	18%

Revenue from Customer A is related party revenue attributable to Coolisys and revenue from Customer B is also attributable to Coolisys. At June 30, 2018, MTIX represented all of the Company’s accounts and other receivable, related party.

For the three and six months ended June 30, 2018 and 2017, total revenues from external customers divided on the basis of the Company’s product lines are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Commercial products	$5,136	$1,083	$8,801	$2,023
Defense products	2,308	739	3,839	1,427
Total revenues	$7,444	$1,822	$12,640	$3,450

Financial data relating to geographic areas:

The Company’s total revenues are attributed to geographic areas based on the location. The following table presents total revenues for the years ended December 31, 2017 and 2016. Other than as shown, no foreign country contributed materially to revenues or long-lived assets for these periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
North America	$5,613	$1,184	$10,432	$2,180
Europe	378	386	645	901
Middle East	1,218	—	1,218	—
Other	235	252	345	369
Total revenues	$7,444	$1,822	$12,640	$3,450

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2018

U.S. dollars in thousands, except share and per share data

23. SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2018 and thru the date of this report being issued and has determined that it does not have any material subsequent events to disclose in these financial statements except for the following.

Between July 1, 2018 and August 15, 2018, the Company had received net proceeds of $3,508 through the sale of 6,319,744 shares of the Company’s common stock through the ATM Offering.

On July 2, 2018, the Company entered into a securities purchase agreement with an institutional investor providing for the issuance of (i) a senior secured convertible promissory note (the “Convertible Note”) with a principal face amount of $1,000, which Convertible Note is, subject to certain conditions, convertible into 1,333,333 shares of Class A common stock of the Company at $0.75 per share and (ii) up to 400,000 shares of Common Stock.  The Company agreed to file a registration statement on Form S-3 to register these securities by July 23, 2018. The Convertible Note has a principal face amount of bears interest at 10% per annum and is due on January 1, 2019.

On August 3, 2018, the Company and lender of the June 8, 2018 promissory note in the principal amount of $512 entered into an agreement to extend the maturity date from July 9, 2018 to August 31, 2018. The Company agreed to pay the lender an extension fee of 100,000 shares of common stock.

On August 10, 2018, the Company issued to its consultant 1,000,000 shares of its common stock with an aggregate value of $450 for services rendered.

On August 16, 2018, the Company entered into a securities purchase agreement with certain institutional investors providing for the issuance of (i) secured promissory notes (the “Notes”) in the aggregate principal face amount of $1,212 due February 15, 2019, at an interest rate of eight percent (8%) per annum for which the Company received an aggregate of $1,010, and (ii) an aggregate of 400,000 shares of common stock to be issued by the Company, subject to approval of the NYSE American. The Company agreed that the 400,000 shares shall be registered under the Securities Act of 1933, as amended, within fourteen (14) days after the date that the Securities and Exchange Commission shall have declared the Company’s presently filed registration statement on Form S-3 (File No. 333-226301) effective.

On June 8, 2018, the Company entered into a limited partnership agreement, in which it agreed to become a limited partner in the partnership (the “NY Partnership”). The NY Partnership is a limited partner in the partnership that is responsible for the construction and related activities of a hotel in New York City. In connection with this transaction, the Company has agreed to finance a portion of the capital required by the NY Partnership. The Company used $1,000 from the proceeds of the August 16, 2018 Notes as an additional capital contribution in the partnership. As of June 30, 2018, the Company had an initial investment in the NY Partnership of $720, which is a component of other investments on the Company’s balance sheet. Subject to the occurrence of certain events and other conditions over which the Company has no control, it is required to make monthly capital contributions of $500,000 every thirty days until DPW’s commitment is funded in full, which is expected to occur in January 2020. If the Company fails to make a monthly contribution when due, then the other entities affiliated with the NY Partnership could potentially have the right to acquire fifty percent (50%) of the capital contributions that the Company will have made to the NY Partnership at that time.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this quarterly report, the “Company,” “DPW Holdings,” “we,” “us” and “our” refer to DPW Holdings, Inc., a Delaware corporation, our wholly-owned subsidiaries, Coolisys Technologies, Inc., Power-Plus Technical Distributors, LLC, Digital Power Lending, LLC, Super Crypto Mining, Inc., Digital Power Limited, Enertec Systems 2001 Ltd and our majority owned subsidiaries, Microphase Corporation and I. AM, LLC.

Recent Developments

On December 31, 2017, CooliSys entered into a share purchase agreement with Micronet Enertec Technologies, Inc. (“MICT”), a Delaware corporation, Enertec Management Ltd., an Israeli corporation and wholly owned subsidiary of MICT (“EML” and, together with MICT, the “Seller Parties”), and Enertec Systems 2001 Ltd. (“Enertec”), an Israeli corporation and wholly owned subsidiary of EML, pursuant to which Coolisys acquired Enertec (the “Acquisition”). Enertec is Israel’s largest private manufacturer of specialized electronic systems for the military market. On May 23, 2018, Coolisys acquired Enertec for an aggregate cash purchase price of $4,851.

On February 27, 2018, we entered into a sales agreement with H.C. Wainwright & Co., LLC (“HCW”) to sell shares of our common stock, having an aggregate offering price of up to $50 million from time to time, through an “at the market offering” program (the “ATM Offering”) under which HCW will act as sales agent. As of August 15, 2018, we had received net proceeds of $18,059 through the sale of 21,241,911 shares of our common stock through the ATM Offering. The offer and sale of the shares through the ATM Offering are made pursuant to our effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-222132) filed with the SEC on December 18, 2017, amended on January 8, 2018, and declared effective by the SEC on January 11, 2018, and a prospectus supplement related to the ATM Offering, dated February 27, 2018.

On May 23, 2018, DP Lending entered into and closed a securities purchase agreement with I.AM, Inc. (“I.AM”), David J. Krause and Deborah J. Krause. Pursuant to the securities purchase agreement, I.AM sold to DPL, 981 shares of common stock for a purchase price of $981, representing, upon the closing, 98.1% of I. AM’s outstanding common stock.

I.AM owns and operates the Prep Kitchen brand restaurants located in the San Diego area. I.AM owed DP Lending $1,715 in outstanding principal, pursuant to a loan and security agreement, between I.AM and DP Lending, that I.AM used to acquire the restaurants. The purchase agreement provides that, as I.AM repays the outstanding loan to DP Lending in accordance with the loan agreement, DP Lending will on a pro rata basis transfer shares of common stock of I.AM to David J. Krause, up to an aggregate of 471 shares.

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

Results of Operations

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017

The following table summarizes the results of our operations for the three months ended June 30, 2018 and 2017.

	For the Three Months Ended
	June 30,
	2018	2017

Revenue	$4,348	$1,822
Revenue, cryptocurrency mining	719	—
Revenue, related party	1,766	—
Revenue, restaurant operations	502	—
Revenue, lending activities	109	—
Total revenue	7,444	1,822
Cost of revenue	6,084	1,092
Gross profit	1,360	730
Total operating expenses	5,460	2,174
Loss from operations	(4,100)	(1,444)
Interest expense	(2,887)	(407)
Loss before income taxes	(6,987)	(1,851)
Income tax benefit	(10)	—
Net loss	(6,997)	(1,851)
Less: Net loss attributable to non-controlling interest	108	112
Net loss attributable to DPW Holdings	$(6,889)	$(1,739)
Preferred deemed dividends on Series B and Series C Preferred Stock	(108)	(319)
Preferred dividends on Series C Preferred Stock	—	(8)
Net loss available to common stockholders	$(6,997)	$(2,066)
Basic and diluted net loss per common share	$(0.13)	$(0.20)
Basic and diluted weighted average common shares outstanding	54,009,472	10,467,658
Comprehensive Loss
Loss available to common stockholders	$(6,997)	$(2,066)
Other comprehensive income (loss)
Foreign currency translation adjustment	(158)	78
Net unrealized loss on securities available-for-sale	(705)	—
Other comprehensive income (loss)	(863)	78
Total Comprehensive loss	$(7,860)	$(1,988)

Revenues

Our revenues increased by $5,622 or 309% to $7,444 for the three months ended June 30, 2018, from $1,822 for the three months ended June 30, 2017. The increase in revenue was primarily due to our acquisition of 56.4% of the outstanding equity interests of Microphase on June 2, 2017 and 98.1% of the outstanding equity interests of I.AM on May 23, 2018, combined with our acquisitions of all of the outstanding equity interests of Power-Plus on September 1, 2017 and Enertec on May 23, 2018. Revenues generated by these four acquisitions during the three months ended June 30, 2018, represented $2,963 of our increase in revenues. Excluding the increase in revenues that were generated by our recent acquisitions, the Company generated revenues of $4,481, which represented an increase of $2,659. As discussed below, the increase of $2,659 from the three months ended June 30, 2017, was primarily due to our cryptocurrency mining operations and on revenue from the manufacture of the Multiplex Laser Surface Enhancement (“MLSE”) plasma-laser system.

Revenues, cryptocurrency mining

In January 2018, we formed Super Crypto Mining, Inc. (“SC Mining”), a wholly-owned subsidiary. SC Mining was established to operate our newly formed cryptocurrency business, which is pursuing a variety of digital currencies. We are mining the top three cryptocurrencies for our own account. These cryptocurrencies include Bitcoin, Litecoin and Ethereum.  During the three months ended June 30, 2018, we recognized $719 of revenues generated by SC Mining.

Revenues, related party

During the three months ended June 30, 2018, we recognized $1,766 in revenues resulting from our relationship with MTIX Limited, a company formed under the laws of England and Wales (“MTIX”). MTIX was acquired by Avalanche on August 22, 2017 and is therefore deemed to be a related party. In March 2017, the Company was awarded a 3-year, $50 million purchase order by MTIX to manufacture, install and service the Multiplex Laser Surface Enhancement (“MLSE”) plasma-laser system. Management believes that the MLSE purchase order will be a source of revenue and generate significant cash flows for the Company. However, at June 30, 2018, $3,544 was reflected on the financial statements as accounts receivable, related party.

Gross Margins

Gross margins decreased to 18.3% for the three months ended June 30, 2018 compared to 40.1% for the three months ended June 30, 2017. The decrease in gross margins was partially attributable to the lower margin revenue of $1,766 from MTIX, a related party, with gross margins of 21.1% combined with negative margins of (116.4%) on revenues of $719 at SC Mining. The negative gross margins at SC Mining are attributed to monthly recurring fixed costs at our colocation facilities which temporarily exceed the revenues from our mining operations while we place our miners in service. If we had not recognized revenue, and the related cost of revenue, from SC Mining and our contract with MTIX, then our adjusted gross margins for the three months ended June 30, 2018 would have been 36.8%. The decrease in gross margins from 40.1% to 36.8% is mainly attributable to an increase in costs of our commercial products sold in our U.S. operations, which historically have had much greater gross margins.

Engineering and Product Development

Engineering and product development expenses increased by $102 to $367 for the three months ended June 30, 2018 from $265 for the three months ended June 30, 2017. The increase is primarily attributed to our acquisition of Microphase. Due to the timing of the acquisition of Microphase, June 2, 2017, during the three months ended June 30, 2017 Microphase reported only $55 in engineering and product development expenses as opposed to $115 during the three months ended June 30, 2018.

Selling and Marketing

Selling and marketing expenses were $775 for the three months ended June 30, 2018 compared to $327 for the three months ended June 30, 2017, an increase of $448. Our acquisition of Microphase and Power-Plus accounted for $36 and $224, respectively, of the increase in selling and marketing expenses. The remaining increase of $188 is attributed to an increase in personnel costs directly attributed to sales and marketing personnel at our U.S. and UK based operations. Throughout the quarter ended March 31, 2017, we augmented our sales and marketing team in the U.S. with the addition of a Vice President of Business Development and two regional sales managers. The increase in selling and marketing expenses is partially attributed to the increase in salaries and benefits and travel related costs for the three new sales and marketing positions. Due to the timing of these personnel additions, the full cost was only partially realized during the three months ended March 31, 2017. Further, during December 2017, we hired a Sales Director at our UK operations.

General and Administrative

General and administrative expenses were $4,388 for the three months ended June 30, 2018 compared to $1,582 for the three months ended June 30, 2017, an increase of $2,806. Our acquisitions of Microphase, Enertec and I. AM accounted for $635 of the increase in general and administrative expenses. The adjusted increase of $2,171 from the comparative prior period was mainly due to higher stock-based compensation expenses, an increase in legal and audit costs, an increase in investor relationship costs and hiring of additional consultants to build an infrastructure in anticipation of our future growth and the increase in cost attributed to the hiring of a new Chief Financial Officer. The remaining increase in general and administrative expenses is due to various costs, none of which are significant individually.

•	In aggregate, we incurred $1,361 of stock-based compensation during the three months ended June 30, 2018. Of this amount, $831 was from issuances of equity-based awards pursuant to our Plans and $530 was from stock, options and warrants which were issued outside the Plans. It has been our policy to allocate the majority of stock-based compensation to general and administrative expense. During the three months ended June 30, 2018 and 2017, and inclusive of equity-based awards issued outside the Plans, we recorded $1,361 and $580, respectively, of stock-based compensation in general and administrative expense.

•	We experienced an aggregate increase of $16 in audit and legal fees due to an overall increase in the operations conducted and the level of complexity and significant number of the transactions entered into during the three months ended June 30, 2018.

•	Beginning during the quarter ended December 31, 2016, we spent significant effort on expanding our investor base and on hiring additional consultants to assist building an infrastructure to support our anticipated growth. These efforts were continued during the three months ended June 30, 2018 and resulted in an increase of $189 in costs attributed to investor relations and other consulting fees.

•	During January 2018 we hired a new Chief Financial Officer and in September 2017 we hired a senior executive to assist in management at Coolisys. These two hires resulted in an overall increase in payroll expense of approximately $108 during the three months ended June 30, 2018.

•	Finally, in January 2018 we established SC Mining, our digital currency blockchain mining subsidiary and DP Lending, our commercial lending subsidiary. During the three months ended June 30, 2018, general and administrative costs attributed to these subsidiaries were $302.

Interest (expense) income, net

Interest expense was $2,887 for the three months ended June 30, 2018 compared to $407 for the three months ended June 30, 2017. The increase in interest expense for the three months ended June 30, 2018 is primarily related to the amortization of debt discount, in the aggregate amount of $2,728, resulting from original issue discount the issuance of warrants in conjunction with the sale of debt instruments in the aggregate amount of $18,745. During the three months ended June 30, 2018, as a result of these issuances, non-cash interest expense of $2,728 was recorded from the amortization of debt discount and debt financing costs. The remaining increase in interest expense was due to an increase in the amount of the Company’s total borrowings and which was primarily offset by interest income and the accretion of original issue discount pursuant to the Loan and Security Agreement entered into on September 6, 2017, between the Company and AVLP (“AVLP Loan Agreement”) of $585.

Operating Loss

The Company recorded an operating loss of $4,100 for the three months ended June 30, 2018 compared to an operating loss of $1,444 for the three months ended June 30, 2017. The increase in operating loss is mostly attributable from the increase of general and administrative expenses.

Net Loss

For the foregoing reasons, our net loss for the three months ended June 30, 2018, was $6,997 compared to a net loss of $1,851 for the three months ended June 30, 2017. After taking into consideration the loss attributable to the non-controlling interest of the minority shareholders of Microphase during the three months ended June 30, 2018 and 2017, of $108 and $112, respectively, the net loss available to common shareholders during the three months ended June 30, 2018 and 2017, was $6,997 and $2,066, respectively.

As reflected in our consolidated statement of cash flows for the three months ended June 30, 2018 and 2017, our reported net loss is comprised of non-cash charges of $4,333 and $1,035, respectively. A summary of these non-cash charges is as follows:

	For the Three Months Ended
	June 30,
	2018	2017
Interest expense – debt discount	$2,728	$392
Stock-based compensation	1,373	595
Depreciation and amortization	677	47
Interest expense on conversion of promissory notes to common stock	—	13
Accretion of original issue discount on notes receivable – related party	(445)	(12)
Non-cash items included in net loss	$4,333	$1,035

Other comprehensive income (loss)

Other comprehensive income (loss) was ($863) and $78, respectively, for the three months ended June 30, 2018 and 2017. Other comprehensive loss for the three months ended June 30, 2018, which decreased our equity, reflects the impact of the weakening of the British Pound on the equity of DP Limited combined with unrealized losses in our investments in marketable securities, primarily in the warrants that we received as a result of our investment in Avalanche International, Corp, a related party. During the three months ended June 30, 2017, the effect of the foreign currency adjustment of the British Pound was the only component of our other comprehensive income of $78.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

The following table summarizes the results of our operations for the six months ended June 30, 2018 and 2017.

	For the Six Months Ended
	June 30,
	2018	2017

Revenue	$7,514	$3,450
Revenue, cryptocurrency mining	956	—
Revenue, related party	3,559	—
Revenue, restaurant operations	502	—
Revenue, lending activities	109	—
Total revenue	12,640	3,450
Cost of revenue	9,887	2,012
Gross profit	2,753	1,438
Total operating expenses	9,820	3,669
Loss from operations	(7,067)	(2,231)
Interest expense	(6,019)	(614)
Loss before income taxes	(13,086)	(2,845)
Income tax benefit	(6)	—
Net loss	(13,092)	(2,845)
Less: Net loss attributable to non-controlling interest	144	112
Net loss attributable to DPW Holdings	$(12,948)	$(2,733)
Preferred deemed dividends on Series B and Series C Preferred Stock	(108)	(319)
Preferred dividends on Series C Preferred Stock	—	(8)
Net loss available to common stockholders	$(13,056)	$(3,060)
Basic and diluted net loss per common share	$(0.29)	$(0.32)
Basic and diluted weighted average common shares outstanding	45,407,279	9,430,945
Comprehensive Loss
Loss available to common stockholders	$(13,056)	$(3,060)
Other comprehensive income (loss)
Foreign currency translation adjustment	(132)	99
Net unrealized loss on securities available-for-sale	(5,446)	—
Other comprehensive income (loss)	(5,578)	99
Total Comprehensive loss	$(18,634)	$(2,961)

Revenues

Our revenues increased by $9,190 or 266% to $12,640 for the six months ended June 30, 2018, from $3,450 for the six months ended June 30, 2017. The increase in revenue was primarily due to our four acquisitions completed during 2017 and 2018. Revenues generated by these four acquisitions during the six months ended June 30, 2018, represented $5,050 of our increase in revenues. Excluding the increase in revenues that were generated by our recent acquisitions, the Company generated revenues of $7,813, which represented an increase of $4,362. As discussed below, the increase of $4,362 from the six months ended June 30, 2017, was primarily due to our cryptocurrency mining operations and on revenue from the manufacture of the Multiplex Laser Surface Enhancement (“MLSE”) plasma-laser system.

Revenues, cryptocurrency mining

In January 2018, we formed SC Mining. During the six months ended June 30, 2018, we recognized $956 of revenues generated by SC Mining.

Revenues, related party

During the six months ended June 30, 2018, we recognized $3,559 in revenues resulting from our relationship with MTIX. In March 2017, the Company was awarded a 3-year, $50 million purchase order by MTIX to manufacture, install and service the MLSE plasma-laser system.

Gross Margins

Gross margins decreased to 21.8% for the six months ended June 30, 2018 compared to 41.7% for the six months ended June 30, 2017. The decrease in gross margins was partially attributable to the lower margin revenue of $3,559 from MTIX, a related party, with gross margins of 21.5% combined with negative margins of (94.1%) on revenues of $956 at SC Mining. The negative gross margins at SC Mining are attributed to monthly recurring fixed costs at our colocation facilities which temporarily exceed the revenues from our mining operations while we place our miners in service. If we had not recognized revenue, and the related cost of revenue, from SC Mining and our contract with MTIX, then our adjusted gross margins for the six months ended June 30, 2018 would have been 35.5%. The decrease in gross margins from 41.7% to 35.5% is mainly attributable to an increase in costs of our commercial products sold in our U.S. operations, which historically have had much greater gross margins.

Engineering and Product Development

Engineering and product development expenses increased by $218 to $710 for the six months ended June 30, 2018 from $492 for the six months ended June 30, 2017. The increase is primarily attributed to our acquisition of Microphase. Due to the timing of the acquisition of Microphase, June 2, 2017, during the six months ended June 30, 2017 Microphase reported only $55 in engineering and product development expenses as opposed to $236 during the six months ended June 30, 2018.

Selling and Marketing

Selling and marketing expenses were $1,500 for the six months ended June 30, 2018 compared to $622 for the six months ended June 30, 2017, an increase of $878. Our acquisition of Microphase and Power-Plus accounted for $92 and $429, respectively, of the increase in selling and marketing expenses. The remaining increase of $357 is attributed to an increase in personnel costs directly attributed to sales and marketing personnel at our U.S. and UK based operations. Throughout the quarter ended March 31, 2017, we augmented our sales and marketing team in the U.S. with the addition of a Vice President of Business Development and two regional sales managers. The increase in selling and marketing expenses is partially attributed to the increase in salaries and benefits and travel related costs for the three new sales and marketing positions. Due to the timing of these personnel additions, the full cost was only partially realized during the three months ended March 31, 2017. Further, during December 2017, we hired a Sales Director at our UK operations.

General and Administrative

General and administrative expenses were $7,610 for the six months ended June 30, 2018 compared to $2,555 for the six months ended June 30, 2017, an increase of $5,055. Our acquisitions of Microphase, Enertec and I. AM accounted for $870 of the increase in general and administrative expenses. The adjusted increase of $4,185 from the comparative prior period was mainly due to higher stock-based compensation expenses, an increase in legal and audit costs, an increase in investor relationship costs and hiring of additional consultants to build an infrastructure in anticipation of our future growth and the increase in cost attributed to the hiring of a new Chief Financial Officer. The remaining increase in general and administrative expenses is due to various costs, none of which are significant individually.

•	In aggregate, we incurred $2,811 of stock-based compensation during the six months ended June 30, 2018. Of this amount, $1,537 was from issuances of equity-based awards pursuant to our Plans and $1,273 was from stock, options and warrants which were issued outside the Plans. It has been our policy to allocate the majority of stock-based compensation to general and administrative expense. During the six months ended June 30, 2018 and 2017, and inclusive of equity-based awards issued outside the Plans, we recorded $2,781 and $651, respectively, of stock-based compensation in general and administrative expense.

•	We experienced an aggregate increase of $250 in audit and legal fees due to an overall increase in the operations conducted and the level of complexity and significant number of the transactions entered into during the six months ended June 30, 2018.

•	Beginning during the quarter ended December 31, 2016, we spent significant effort on expanding our investor base and on hiring additional consultants to assist building an infrastructure to support our anticipated growth. These efforts were continued during the six months ended June 30, 2018 and resulted in an increase of $378 in costs attributed to investor relations and other consulting fees.

•	During January 2018 we hired a new Chief Financial Officer and in September 2017 we hired a senior executive to assist in management at Coolisys. These two hires resulted in an overall increase in payroll expense of approximately $230 during the six months ended June 30, 2018.

•	Finally, we recently established SC Mining, our digital currency blockchain mining subsidiary, and DP Lending, our commercial lending subsidiary. During the six months ended June 30, 2018, general and administrative costs attributed to these subsidiaries were $516.

Interest (expense) income, net

Interest expense was $6,019 for the six months ended June 30, 2018 compared to $614 for the six months ended June 30, 2017. The increase in interest expense for the six months ended June 30, 2018 is primarily related to the amortization of debt discount, in the aggregate amount of $5,779, resulting from original issue discount on the issuance of warrants in conjunction with the sale of debt instruments in the aggregate amount of $18,745. During the six months ended June 30, 2018, as a result of these issuances, non-cash interest expense of $5,779 was recorded from the amortization of debt discount and debt financing costs. The remaining increase in interest expense was due to an increase in the amount of the Company’s total borrowings and which was primarily offset by interest income and the accretion of original issue discount pursuant to the Loan and Security Agreement entered into on September 6, 2017, between the Company and AVLP (“AVLP Loan Agreement”) of $1,219.

Operating Loss

The Company recorded an operating loss of $7,067 for the six months ended June 30, 2018 compared to an operating loss of $2,231 for the six months ended June 30, 2017. The increase in operating loss is mostly attributable from the increase of general and administrative expenses.

Net Loss

For the foregoing reasons, our net loss for the six months ended June 30, 2018, was $13,092 compared to a net loss of $2,845 for the six months ended June 30, 2017. After taking into consideration the loss attributable to the non-controlling interest of the minority shareholders of Microphase of $144 and $112 and preferred dividends of $108 and $327 during the six months ended June 30, 2018 and 2017, respectively, the net loss available to common shareholders during the six months ended June 30, 2018 and 2017, was $13,056 and $3,060, respectively.

As reflected in our consolidated statement of cash flows for the six months ended June 30, 2018 and 2017, our reported net loss is comprised of non-cash charges of $8,485 and $1,413, respectively. A summary of these non-cash charges is as follows:

	For the Six Months Ended
	June 30,
	2018	2017
Interest expense – debt discount	$5,779	$587
Stock-based compensation	2,811	752
Depreciation and amortization	825	80
Interest expense on conversion of promissory notes to common stock	—	13
Accretion of original issue discount on notes receivable – related party	(930)	(19)
Non-cash items included in net loss	$8,485	$1,413

Other comprehensive income (loss)

Other comprehensive income (loss) was ($5,578) and $99, respectively, for the six months ended June 30, 2018 and 2017. Other comprehensive loss for the six months ended June 30, 2018, which decreased our equity, reflects the impact of the weakening of the British Pound on the equity of DP Limited combined with unrealized losses in our investments in marketable securities, primarily in the warrants that we received as a result of our investment in Avalanche International, Corp, a related party. During the six months ended June 30, 2017, the effect of the foreign currency adjustment from the weakening of the British Pound was the only component of our other comprehensive income of $99.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2018, we had cash and cash equivalents of $1,518. This compares with cash and cash equivalents of $1,478 at December 31, 2017. The increase in cash and cash equivalents was primarily due to cash provided by financing activities being slightly in excess of the amount of cash used in operating and investing activities.

Net cash used in operating activities totaled $5,664 for the six months ended June 30, 2018, compared to net cash used by operating activities of $873 for the six months ended June 30, 2017. During the six months ended June 30, 2018, the increase in net cash used in operating activities compared to the six months ended June 30, 2017 was mainly due to the net loss for the six months ended June 30, 2018 of $13,092. The net loss was partially offset by a number of non-cash charges, the amortization of debt discount of $5,779 and stock-based compensation of $2,811, an increase in accounts receivable, related party of $3,274 and accounts payable and accrued expenses of $2,465 and decreases in our accounts receivable of $770.

Net cash used in investing activities was $16,922 for the six months ended June 30, 2018 compared to $2,432 of net cash used in investing activities for the six months ended June 30, 2017. The increase of the net usage of cash from investing activities was primarily attributed to the purchase of property and equipment at SC Mining, the investment in AVLP, the acquisition of Enertec and investments in debt and equity securities.

Net cash provided by financing activities was $22,794 and $2,711 for the six months ended June 30, 2018 and 2017, respectively. The financing activities primarily related to the sale of 19,056,783 shares of common stock through a registered direct offering and from our ATM Offering for net proceeds of $18,552, net proceeds from the Company’s debt financings and from advances of future receipts of $21,735 which was offset by payments on debt instruments of $16,565 and proceeds from the exercise of options and warrants of $965.

Historically, the Company has financed its operations principally through issuances of convertible debt, promissory notes and equity securities. During 2018, as reflected below, the Company continued to successfully obtain additional equity and debt financing and in restructuring existing debt.

●	On January 23, 2018, we entered into a securities purchase agreement with an institutional investor to sell, for an aggregate purchase price of $1,000, a 10% senior convertible promissory note (the “Note”) with an aggregate principal face amount of $1,250, a warrant to purchase an aggregate of 625,000 shares of our common stock and 543,478 shares of our common stock. The transactions contemplated by the securities purchase agreement closed on February 8, 2018. The Note is convertible into 625,000 shares of our common stock, a conversion price of $2.00 per share, subject to adjustment. The exercise price of the warrant to purchase 625,000 shares of our common stock is $2.20 per share, subject to adjustment. On February 9, 2018, in addition to the 543,478 shares of common stock provided for pursuant to the securities purchase agreement, we issued to the investor an aggregate of 691,942 shares of our common stock upon the conversion of the entire outstanding principal and accrued interest on the Note of $1,384.

●	On January 25, 2018, we issued two 5% promissory notes, each in the principal face amount of $2,500 for an aggregate debt of $5,000 to two institutional investors. The proceeds from the two promissory notes was used to purchase 1,000 Antminer S9s manufactured by Bitmain Technologies, Inc. in connection with our mining operations. We received delivery of the Miners on February 1, 2018. On March 27, 2018, we paid the principal and accrued interest on each of the 5% promissory notes.

●	On February 20, 2018, we issued a promissory note in the principal face amount of $900 to an accredited investor. This promissory note included an original issue discount (“OID”) of $150 resulting in net proceeds of $750. The principal and OID on this note was due and payable on March 22, 2018. On March 23, 2018, we entered into a new promissory note in the principal amount of $1,750 for a term of two months, subject to our ability to prepay within one month. The interest rate payable on this new promissory note shall be twenty percent per thirty calendar days, payable in a lump sum on the maturity date. We also issued to the lender a warrant to purchase 1,250,000 shares of our common stock at an exercise price of $1.15 per share, pursuant to a consulting agreement. The principal amount of the new promissory note consisted of net proceeds of $1,000 and the cancellation of the principal of $750 from the February 20, 2018 promissory note. The interest on the February 20, 2018 note in the amount of $150 was paid to the lender prior to entering into the new promissory note. On April 23, 2018, we paid the entire outstanding principal and accrued interest on the new promissory note of $2,100.

●	On February 26, 2018, we issued a 10% promissory note in the principal face amount of $330 to an accredited investor. This promissory note included an OID of $30 resulting in net proceeds to us of $300. The principal and accrued interest on this note is due and payable on April 12, 2018, subject to a 30-day extension available to us.

●	On February 27, 2018, we entered into a sales agreement with H.C. Wainwright & Co., LLC (“HCW”) to sell shares of our common stock, having an aggregate offering price of up to $50 million from time to time, through an “at the market offering” program (the “ATM Offering”) under which HCW acts as sales agent. As of August 15, 2018, we had received net proceeds of $18,059 through the sale of 21,241,911 shares of our common stock through the ATM Offering. The offer and sale of the shares through the ATM Offering will be made pursuant to our effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-222132) filed with the SEC on December 18, 2017, amended on January 8, 2018, and declared effective by the SEC on January 11, 2018, and a prospectus supplement related to the ATM Offering, dated February 27, 2018.

●	On March 23, 2018, we entered into a securities purchase agreement to sell and issue a 12% promissory note and a warrant to purchase 300,000 shares of common stock to an accredited investor if the promissory note is paid in full on or before May 23, 2018, or up to 450,000 shares of common stock, if the promissory note is paid by June 22, 2018. The promissory note was issued with a 10% OID. The promissory note is in the principal amount of $1,000 and was sold for $900, bears interest at 12% simple interest on the principal amount, and is due on June 22, 2018. Interest only payments are due, in arrears, on a monthly basis commencing on April 23, 2018. The exercise price of the warrant is $1.15 per share. The promissory note is unsecured by any of our assets but is guaranteed by our Chief Executive Officer.

●	On March 27, 2018, we issued a 10% promissory note in the principal face amount of $200 to an accredited investor. The principal and accrued interest on this note was due and payable on March 29, 2018. Between March 29 and April 24, 2018, we paid the entire outstanding principal on this 10% promissory note of $200.

●	On April 16, 2018, we entered into securities purchase agreements with three institutional investors to sell, for an aggregate purchase price of $1,550, 12% secured convertible promissory notes (“Convertible Notes”) with an aggregate principal face amount of $1,722, warrants to purchase an aggregate of 993,588 shares of our common stock, and an aggregate of 200,926 shares of our common stock. The Convertible Notes bear simple interest at 12% on the principal amount with a guarantee of interest during the initial six months in the amount of $103. Subject to certain beneficial ownership limitations and an event of default having occurred and not been cured, the investors may convert the principal amount of the Convertible Notes and accrued interest earned thereon into shares of our common Stock at $0.70 per share, subject to adjustment for customary stock splits, stock dividends, combinations or similar events. Beginning on May 16, 2018, we are required to make six monthly cash payments in the aggregate amount of $304 until the Convertible Notes are satisfied in full, which is to occur on October 16, 2018. The warrants entitle the holders to purchase, in the aggregate, up to 993,588 shares of our common stock at an exercise price of $1.30 per share for a period of five years subject to certain beneficial ownership limitations. In connection with these three securities purchase agreements, we entered into security agreements pursuant to which we granted to each investor a security interest in, among others, SC Mining’s accounts, chattel paper, documents, equipment, general intangibles, instruments and inventory, and all proceeds, as set forth in the security agreements.

●	On May 15, 2018, we entered into securities purchase agreements with certain investors for the sale and issuance of an aggregate of 7,691,775 shares of our Class A common stock, and five-year warrants to purchase such number of shares of common stock equal to the shares of common stock purchased by the investors. We received aggregate consideration of $6,000, consisting of cash and the cancellation of short-term advances of $3,225 and $2,775, respectively. These securities were issued pursuant to our registration statement filed with the Securities and Exchange Commission (File No. 333-222132) which became effective on January 11, 2018.

●	On May 15, 2018, we entered into a securities purchase agreement with an institutional investor providing for the issuance of (i) a Senior Secured Convertible Promissory Note (the “Convertible Note”) with a principal face amount of $6,000, which Convertible Note is, subject to certain conditions, convertible into 8,000,000 shares (the “Conversion Shares”) of the Company’s common stock at $0.75 per share; (ii) a five-year warrant to purchase 1,111,111 shares of the Company’s common stock (the “Series A Warrant Shares”) at an exercise price of $1.35 (the “Series A Warrant”); (iii) a five-year warrant to purchase 1,724,138 shares of the Company’s common stock (the “Series B Warrant Shares” and with the Series A Warrant Shares, the “Warrant Shares”) at an exercise price of $0.87 per share (the “Series B Warrant” and together with the Series A Warrant, the “Warrants”); and (iv) 344,828 shares of our common stock (the “Commitment Shares” and with the Conversion Shares and the Warrant Shares, the “Issuable Shares”). The Warrant Shares and the Commitment Shares will be registered under the Securities Act pursuant to the Company’s currently effective registration statement on Form S-3 (File No. 333-222132). Pursuant to a registration rights agreement entered into with the Investor on the Closing Date, the Company agreed to file a registration statement on Form S-3 to register the Note and the Conversion Shares within twenty-one (21) days of the Closing Date.

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

●	On July 2, 2018, we entered into a securities purchase agreement with an institutional investor providing for the issuance of (i) a senior secured convertible promissory note (the “Convertible Note”) with a principal face amount of $1,000, which Convertible Note is, subject to certain conditions, convertible into 1,333,333 shares of Class A common stock of the Company at $0.75 per share and (ii) up to 400,000 shares of Common Stock. The Company agreed to file a registration statement on Form S-3 to register these securities within twenty-one July 23, 2018. The Convertible Note bears interest at 10% per annum and is due on January 1, 2019.

●	On August 16, 2018, we entered into a securities purchase agreement with certain institutional investors providing for the issuance of (i) secured promissory notes (the “Notes”) in the aggregate principal face amount of $1,212 due February 15, 2019, at an interest rate of eight percent (8%) per annum for which we received an aggregate of $1,010, and (ii) an aggregate of 400,000 shares of common stock to be issued by us, subject to approval of the NYSE American. We agreed that the 400,000 shares shall be registered under the Securities Act of 1933, as amended, within fourteen (14) days after the date that the Securities and Exchange Commission shall have declared our presently filed registration statement on Form S-3 (File No. 333-226301) effective.

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

Our principal executive officer and principal financial officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report and has determined that our disclosure controls and procedures were not effective as of June 30, 2018 due to certain material weaknesses as described herein.

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

During January 2018 we hired a new Chief Financial Officer and engaged the services of a financial accounting advisory firm. Further, until we expand our internal accounting department, the Chairman of the Audit Committee shall perform the following:

●	assists with documentation and implementation of policies and procedures and monitoring of controls,

●	reviews all anticipated transactions that are not considered in the ordinary course of business to assist in the early identification of accounting issues and ensure that appropriate disclosures are made in the Company’s financial statements.

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

PART II — OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

On July 31, 2018 a shareholder derivative complaint was filed in the United States District Court for the Central District of California against the Company as the nominal defendant, as well as its current directors and a former director styled Ethan Young and Greg Young, Derivatively on Behalf of Nominal Defendant, DPW Holdings, Inc. v. Milton C. Ault, III, Amos Kohn, William B. Horne, Jeff Bentz, Mordechai Rosenberg, Robert O. Smith, and Kristine Ault and DPW Holdings, Inc., as the nominal defendant (Case No.: 2:18-cv-6587) (the “Complaint”). No hearings have been scheduled as of the date hereof.

The Complaint alleges violations of state law and breaches of fiduciary duty, unjust enrichment and gross mismanagement by the individual defendants as, in the view of the plaintiffs, the Company has entered into poorly advised loan transactions and related party transactions. The Company and the individual defendants believe that these claims are without merit and intend to vigorously defend themselves. Based on the Company’s assessment of the facts underlying the claims, the uncertainty of litigation, and the preliminary stage of the case, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action. However, an unfavorable outcome may have a material adverse effect on our business, financial condition and results of operations.

ITEM 1A.         RISK FACTORS

The risks described in Part I, Item 1A, “Risk Factors,” in our 2017 Form 10-K, could materially and adversely affect our business, financial condition and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face - our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The Risk Factors section of our 2017 Annual Report on Form 10-K remains current in all material respects.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2018, pursuant to the Company’s 2017 Stock Incentive Plan, the Company issued an aggregate of 1,583,059 shares of its common stock as payment for services to its consultants. The shares were valued at $2,640, an average of $1.67 per share.

On October 5, 2017, Ault & Company purchased 75,000 shares of our common stock at $0.60 per share and a warrant to purchase up to 75,000 shares of our common stock at $0.60 per share for an aggregate purchase price of $45. These shares and warrants were issued by the Company on May 8, 2018.  Ault & Company is controlled by Mr. Milton Ault, our Chairman and Chief Executive Officer.

The Company engaged Divine Capital Markets, LLC (“Divine”) to act as Placement Agent (the “Placement Agent”) for the 2017 private placement of the Series C Preferred Stock and warrants. For its services, the Placement Agent received, in addition to a 10.0% commission on the sale of each Unit and a 3.0% non-refundable expense allowance, warrants to purchase 10% of the Units sold at 120% of the Unit purchase price. The warrants to purchase 2.1 Units equates to a warrant to purchase 182,003 shares of the Company’s common stock at $0.72 per share and a second warrant to purchase 182,003 shares of the Company’s common stock at $1.00 per share. On May 8, 2018, the Company issued 279,170 shares of common stock pursuant a cashless exercise of these warrants.

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

On May 8, 2018, the Company issued an aggregate of 400,000 shares of its common stock as payment for services to a consultant. The shares were valued at $904, an average of $1.13 per share.

On August 10, 2018, the Company issued to its consultant 1,000,000 shares of its common stock with an aggregate value of $450 for services rendered.

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

Dated:  August 20, 2018

DPW HOLDINGS, INC.

By:	/s/ Milton C. Ault, III
Milton C. Ault, III
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ William B. Horne
William B. Horne
Chief Financial Officer
(Principal Accounting Officer)

