Form 10-Q
period 2018-09-30
DPW Holdings, Inc.
filed 2018-11-15
CIK 896493

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding year (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑

At November 12, 2018 the registrant had outstanding 73,192,808 shares of common stock.

DPW HOLDINGS, INC.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2018 (Unaudited) and December 31, 2017 (Audited)	F-1 – F-2

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2018 and 2017 (Unaudited)	F-3

	Condensed Consolidated Statements of Changes in Stockholders' Equity for the nine months ended September 30, 2018 (Unaudited)	F-4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 (Unaudited)	F-5 – F-7

	Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	F-8 – F-46

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4.	Controls and Procedures	14

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Mine Safety Disclosures	16
Item 5.	Other Information	16
Item 6.	Exhibits	17

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except per share data

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$703	$1,478
Marketable securities	366	1,835
Accounts receivable, net of allowance of $5 at September 30, 2018 and December 31, 2017	3,884	1,898
Accounts and other receivable, related party	3,888	174
Inventories, net	3,732	1,993
Prepaid expenses and other current assets	2,053	1,407
TOTAL CURRENT ASSETS	14,626	8,785
Intangible assets	2,851	2,898
Digital currencies	30	—
Goodwill	10,419	3,652
Property and equipment, net	10,890	1,217
Investments - related party, net of original issue discount of $2,579
and $2,115, respectively	4,630	2,333
Investments in warrants and common stock - related party	3,228	7,728
Investments in preferred stock of private company	1,000	1,000
Investments in real estate	1,915
Other investments	2,140	1,637
Other investments, related parties	870	917
Other assets	505	343
TOTAL ASSETS	$53,104	$30,510
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$8,641	$4,273
Accounts payable and accrued expenses, related party	55	70
Advances on future receipts	1,689	1,963
Short term advances	—	2,439
Short term advances, related party	87	245
Revolving credit facility	215	388
Notes payable, net	5,539	402
Notes payable, related party	166	134
Convertible notes payable	7,194	398
Other current liabilities	784	708
TOTAL CURRENT LIABILITIES	24,370	11,020
LONG TERM LIABILITIES
Notes payable	494	525
Notes payable, related parties	143	175
TOTAL LIABILITIES	$25,007	$11,720

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

U.S. dollars in thousands, except shares and per share data

	September 30,	December 31,
	2018	2017
	(Unaudited)
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value, designated in the following classes; 25,000,000 shares authorized; 125,000 and 478,776 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	$—	$—
Series B Convertible Preferred Stock, $10 stated value per share, share, $0.001 par value – 500,000 shares authorized; 125,000 and 100,000 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively (liquidation preference of $1,250 and $1,000 at September 30, 2018 and December 31, 2017, respectively)	—	—
Series C Convertible Preferred Stock, $2.40 stated value per share, $0.001 par value – 460,000 shares authorized; nil shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Series D Convertible Preferred Stock, $0.01 stated value per share, $0.001 par value – 378,776 shares authorized; nil and 378,776 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively (liquidation preference of $4 at December 31, 2017)	—	—
Series E Convertible Preferred Stock, $45 stated value per share, $0.001 par value – 10,000 shares authorized; nil shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Preferred Stock, $0.001 par value – 23,651,224 shares authorized; nil shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Class A Common Stock, $0.001 par value – 200,000,000 shares authorized; 69,341,486 and 30,222,299 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	69	30
Class B Common Stock, $0.001 par value – 25,000,000 shares authorized; nil shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Additional paid-in capital	73,950	36,888
Accumulated deficit	(43,998)	(23,412)
Accumulated other comprehensive loss	(2,495)	4,503
TOTAL DPW HOLDINGS STOCKHOLDERS' EQUITY	27,526	18,009
Non-controlling interest	571	781
TOTAL STOCKHOLDERS' EQUITY	28,097	18,790
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$53,104	$30,510

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHNSIVE LOSS

(Unaudited)

U.S. dollars in thousands, except shares and per share data

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenue	$5,731	$3,220	$13,245	$6,670
Revenue, cryptocurrency mining	590	—	1,546	—
Revenue, related party	353	—	3,912	—
Revenue, restaurant operations	1,585	—	2,087	—
Revenue, lending activities	85	—	194	—
Total revenue	8,344	3,220	20,984	6,670
Cost of revenue	6,317	2,124	16,204	4,136
Gross profit	2,027	1,096	4,780	2,534
Operating expenses
Engineering and product development	334	306	1,044	798
Selling and marketing	791	423	2,291	1,045
General and administrative	5,088	1,685	12,698	4,240
Impairment loss on digital currency	3	—	3	—
Total operating expenses	6,216	2,414	16,036	6,083
Loss from operations	(4,189)	(1,318)	(11,256)	(3,549)
Interest expense	(3,359)	(753)	(9,378)	(1,367)
Loss before income taxes	(7,548)	(2,071)	(20,634)	(4,916)
Income tax benefit	23	—	17	—
Net loss	(7,525)	(2,071)	(20,617)	(4,916)
Less: Net loss attributable to
non-controlling interest	74	104	218	216
Net loss attributable to DPW Holdings	$(7,451)	$(1,967)	$(20,399)	$(4,700)
Preferred deemed dividends on Series B
and Series C Preferred Stock	—	—	(108)	(319)
Preferred dividends on Series C
Preferred Stock	—	(27)	—	(35)
Net loss available to common stockholders	$(7,451)	$(1,994)	$(20,507)	$(5,054)
Basic and diluted net loss per common share	$(0.11)	$(0.15)	$(0.39)	$(0.46)
Basic and diluted weighted average common
shares outstanding	67,869,778	13,745,540	52,977,059	10,884,948

Comprehensive Loss
Loss available to common stockholders	$(7,451)	$(1,994)	$(20,507)	$(5,054)
Other comprehensive income (loss)
Foreign currency translation adjustment	(78)	42	(210)	141
Net unrealized loss on securities
available-for-sale	(1,342)	(43)	(6,788)	(43)
Other comprehensive income (loss)	(1,420)	(1)	(6,998)	98
Total comprehensive loss	$(8,871)	$(1,995)	$(27,505)	$(4,956)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

U.S. dollars in thousands, except share data

						Accumulated
				Additional		Other		Total
	Preferred Stock	Common Stock		Paid-In	Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Shares	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity
BALANCES, December 31, 2017	478,776	30,222,299	$30	$36,888	$(23,412)	$4,503	$781	$18,790

Compensation expense due to stock option issuances	—	—	—	725	—	—	—	725
Compensation expense due to warrant issuances	—	—	—	70	—	—	—	70
Issuance of common stock and warrants for cash	—	25,376,527	25	22,222	—	—	—	22,247
Issuance of common stock for services	—	3,683,059	4	4,153	—	—	—	4,157
Issuance of common stock for conversion of debt	—	2,030,015	2	2,166	—	—	—	2,168
Issuance of common stock for conversion of short-term advances	—	3,632,159	4	2,816	—	—	—	2,820
Issuance of common stock upon exercise of stock options	—	60,000	—	98	—	—	—	98
Issuance of common stock upon exercise of warrants	—	2,145,641	2	865	—	—	—	867
Issuance of Series B preferred stock for conversion of short-term advances	25,000	—	—	250	—	—	—	250
Issuance of common stock for conversion of Series E preferred stock	(378,776)	757,552	1	(1)	—	—	—	—
Issuance of common stock in connection with convertible notes	—	1,489,232	1	1,177	—	—	—	1,178
Repurchase of common stock	—	(54,998)	—	(55)	—	—	—	(55)
Beneficial conversion feature in connection with convertible notes	—	—	—	1,008	—	—	—	1,008
Fair value of warrants issued in connection with convertible notes	—	—	—	3,411	—	—	—	3,411
Cash for exchange fees and other financing costs	—	—	—	(1,951)	—	—	—	(1,951)
Non-controlling interest from acquisition of I. AM	—	—	—	—	—	—	33	33
Non-controlling interest from Microphase	—	—	—	—	—	—	(25)	(25)
Comprehensive loss:
Net loss	—	—	—	—	(20,399)	—	—	(20,399)
Preferred deemed dividends	—	—	—	108	(108)	—	—	—
Net unrealized gain on securities available-for-sale, net of income taxes	—	—	—	—	—	(6,788)	—	(6,788)
Foreign currency translation adjustments	—	—	—	—	(79)	(210)	—	(289)
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(218)	(218)

BALANCES, September 30, 2018	125,000	69,341,486	$69	$73,950	$(43,998)	$(2,495)	$571	$28,097

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands

	For the Nine Months Ended September 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(20,617)	$(4,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,642	128
Amortization	101	6
Interest expense – debt discount	8,813	1,239
Accretion of original issue discount on
notes receivable – related party	(1,524)	(36)
Interest expense on conversion of promissory notes
to common stock	—	13
Stock-based compensation	4,163	1,269
Realized losses on sale of digital currencies	111	—
Realized losses on sale of marketable securities	168	—
Unrealized losses on trading securities	43
Changes in operating assets and liabilities:
Accounts receivable	876	(737)
Accounts receivable, related party	(3,517)	—
Digital currencies	(1,503)	—
Inventories	(117)	228
Prepaid expenses and other current assets	198	(166)
Other assets	(145)	(197)
Accounts payable and accrued expenses	1,923	2,083
Accounts payable, related parties	(15)	104
Other current liabilities	(30)	(595)
Net cash used in operating activities	(9,430)	(1,577)
Cash flows from investing activities:
Purchase of property and equipment	(9,318)	(22)
Loss on disposition of asset	22	—
Purchase of intangible asset	(54)	(50)
Purchase of Power Plus	—	(409)
Purchase of Enertec	(4,937)	—
Cash received on acquisitions	293	—
Investments – related party	(845)	(2,710)
Related party investment in real property	(1,915)	—
Investment in real property	—	(300)
Investments in warrants and common stock - related party	(2,288)	—
Investments in marketable securities	(858)	—
Sales of marketable securities	2,159	—
Investments - others	(25)	(25)
Loans to third party	—	(814)
Loans to related parties	—	(54)
Proceeds from loans to related parties	16	—
Investments in debt and equity securities	(2,166)	—
Net cash used in investing activities	$(19,916)	$(4,384)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

U.S. dollars in thousands

	For the Nine Months Ended September 30,
	2018	2017

Cash flows from financing activities:
Gross proceeds from sales of common stock and warrants	$22,247	$745
Repurchase of common stock	(55)	—
Proceeds from issuance of preferred stock	—	1,540
Financing cost in connection with sales of equity securities	(1,951)	(275)
Proceeds from stock option exercises	98	—
Proceeds from warrant exercises	867	—
Proceeds from convertible notes payable	11,550	1,514
Proceeds from notes payable – related party	—	350
Proceeds from notes payable	12,235	785
Proceeds from short-term advances – related party	137	—
Proceeds from short-term advances	761	—
Payments on short-term advances	(425)	—
Payments on notes payable	(11,782)	(30)
Payments on convertible notes payable	(2,362)	(157)
Proceeds from advances on future receipts	2,990	1,772
Payments on advances on future receipts	(5,158)	(439)
Payments of preferred dividends	—	(8)
Financing cost in connection with sales of debt securities	—	(122)
Payments on revolving credit facilities, net	(361)	(481)
Net cash provided by financing activities	28,791	5,194
Effect of exchange rate changes on cash and cash equivalents	(220)	85
Net decrease in cash and cash equivalents	(775)	(682)
Cash and cash equivalents at beginning of period	1,478	996
Cash and cash equivalents at end of period	$703	$314

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

U.S. dollars in thousands

	For the Nine Months Ended September 30,
	2018	2017

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$695	$69

Non-cash investing and financing activities:
Cancellation of convertible note payable into shares of common stock	$2,168	$145
Cancellation of short term advances into shares of common stock	$2,775	$—
Cancellation of short term advances, related party into shares of common stock	$45	$—
Cancellation of short term advances, related party into shares of Series B Preferred Stock	$250	$—
Issuance of common stock for prepaid services	$794	$—
Cancellation of notes payable – related party into shares of common stock	$—	$100
Cancellation of notes payable into shares of common stock	$—	$648
Cancellation of note payable – related party into series B convertible preferred stock	$—	$500

In connection with the Company's acquisition of Microphase Corporation, equity instruments were issued and liabilities assumed during 2017 as follows:

Fair value of assets acquired	$8,275
Equity instruments issued	(1,451)
Non-controlling interest	(945)
Liabilities assumed	$5,879

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

SEPTEMBER 30, 2018

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

2. LIQUIDITY, GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. As of September 30, 2018, the Company had cash and cash equivalents of $703, an accumulated deficit of $43,998 and a negative working capital of $9,744. The Company has incurred recurring losses and reported losses for the three and nine months ended September 30, 2018, totaled $7,525 and $20,617, respectively. In the past, the Company has financed its operations principally through issuances of convertible debt, promissory notes and equity securities. During 2018, the Company continued to successfully obtain additional equity and debt financing and in restructuring existing debt.

The Company expects to continue to incur losses for the foreseeable future and needs to raise additional capital to continue its business development initiatives and to support its working capital requirements. In March 2017, the Company was awarded a 3-year, $50 million purchase order by MTIX Ltd. (“MTIX”) to manufacture, install and service the Multiplex Laser Surface Enhancement (“MLSE”) plasma-laser system. Currently, the Company has subcontracted out a significant amount of these services to third parties. Management believes that the MLSE purchase order will be a source of revenue and generate significant cash flows for the Company. Management believes that the Company has access to capital resources through potential public or private issuance of debt or equity securities. However, if the Company is unable to raise additional capital, it may be required to curtail operations and take additional measures to reduce costs, including reducing its workforce, eliminating outside consultants and reducing legal fees to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and do not include all the information and disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The Company has made estimates and judgments affecting the amounts reported in our condensed consolidated financial statements and the accompanying notes. The actual results experienced by the Company may differ materially from our estimates. The condensed consolidated financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on April 17, 2018. The consolidated balance sheet as of December 31, 2017 was derived from the Company’s audited 2017 financial statements contained in the above referenced Form 10-K. Results of the three and nine months ended September 30, 2018, are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2018

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

Revenue Recognition

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

•	Step 1: Identify the contract with the customer,
•	Step 2: Identify the performance obligations in the contract,
•	Step 3: Determine the transaction price,
•	Step 4: Allocate the transaction price to the performance obligations in the contract, and
•	Step 5: Recognize revenue when the company satisfies a performance obligation.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2018

U.S. dollars in thousands, except share and per share data

The Company’s disaggregated revenues consist of the following for the nine months ended September 30, 2018:

	Nine Months ended September 30, 2018
	DPC	DPL	Enertec	SC Mining	I.AM	Total

Primary Geographical Markets
North America	$11,957	$9	$—	$1,546	$2,087	$15,599
Europe	107	1,231	—	—	—	1,338
Middle East	—	—	3,374	—	—	3,374
Other	574	99	—	—	—	673
	$12,638	$1,339	$3,374	$1,546	$2,087	$20,984

Major Goods
RF/Microwave Filters	$2,949	$—	$—	$—	$—	$2,949
Detector logarithmic video amplifiers	840	—	—	—	—	840
Power Supply Units	4,743	—	—	—	—	4,743
Power Supply Systems	—	1,339	—	—	—	1,339
Healthcare diagnostic systems	—	—	1,156	—	—	1,156
Defense systems	—	—	2,218	—	—	2,218
Digital Currency Mining	—	—	—	1,546	—	1,546
Restaurant operations	—	—	—	—	2,087	2,087
Lending activities	194	—	—	—	—	194
MLSE Systems	3,912	—	—	—	—	3,912
	$12,638	$1,339	$3,374	$1,546	$2,087	$20,984

Timing of Revenue Recognition
Goods transferred at a point in time	$8,726	$1,339	$—	$1,546	$2,087	$13,698
Services transferred over time	3,912	—	3,374	—	—	7,286
	$12,638	$1,339	$3,374	$1,546	$2,087	$20,984

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

SEPTEMBER 30, 2018

U.S. dollars in thousands, except share and per share data

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

The aggregate amount of the transaction price allocated to the performance obligation that is partially unsatisfied as of September 30, 2018 was $48,338. The Company expects to recognize the remaining revenue related to the partially unsatisfied performance obligation over the next two and a half years. The Company will be paid in installments for this performance obligation over the next two and a half years.

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

Digital Currencies

Digital currencies consist of Bitcoin, Bitcoin Cash and Litecoin received from mining for the Company’s own account. Given that there is limited precedent regarding the classification and measurement of cryptocurrencies under current GAAP, the Company has determined to account for these digital currencies as indefinite-lived intangible assets in accordance with ASC No. 350, Intangibles – Goodwill and Other, for the period covered by this report and in future reports unless and until further guidance is issued by the Financial Accounting Standards Board (“FASB”).

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2018

U.S. dollars in thousands, except share and per share data

Indefinite-lived intangible assets are recorded at cost and are not subject to amortization, but shall be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. If, at the time of an impairment test, the carrying amount of an intangible asset exceeds its fair value, an impairment loss in an amount equal to the excess is recognized. Fair value of the digital currencies is based on the quoted market prices. The Company recorded an impairment charge in the amount of $3, which is reported as a component of operating expenses in the accompanying condensed consolidated statements of operations for both the three and nine months ended September 30, 2018.

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

As of September 30, 2018 and December 31, 2017, the fair value of the Company’s investments were $3,663 and $9,563, respectively, and were concentrated in equity securities of Avalanche International Corp., which we refer to as AVLP, a related party (See Note 9), which are classified as available-for-sale investments. At September 30, 2018, the Company's investment in AVLP included marketable equity securities of $810 and warrants to purchase 12,814,440 shares of AVLP common stock at an exercise price of $0.50 per share of common stock. At December 31, 2017, the Company's investment in AVLP included marketable equity securities of $826 and warrants to purchase 8,248,440 shares of AVLP common stock at an exercise price of $0.50 per share of common stock. For investments in marketable equity securities, the Company took into consideration general market conditions, the duration and extent to which the fair value is above cost, and the Company’s ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. As a result of this analysis, the Company has determined that its investment in AVLP’s marketable equity securities are valued based upon the closing market price of common stock at September 30, 2018 and December 31, 2017, which resulted in an unrealized gain of $163 and $550, respectively.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2018

U.S. dollars in thousands, except share and per share data

At September 30, 2018, the Company held shares of common stock in four companies that it had purchased at the market, for a total cost of $257. In accordance with ASC No. 320-10, these investments are accounted for based upon the closing market prices of the respective common stock at September 30, 2018 and December 31, 2017, resulting in an unrealized gain $109 and $133, respectively.

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurement at September 30, 2018
	Total	Level 1	Level 2	Level 3
Investments in common stock and warrants of AVLP – a related party	$3,228	$810	$—	$2,418
Investments in marketable securities	366	366	—	—
Investment in warrants	69	—	—	69
Total Investments	$3,663	$1,176	$—	$2,487

	Fair Value Measurement at December 31, 2017
	Total	Level 1	Level 2	Level 3
Investments in common stock and warrants of AVLP – a related party	$7,728	$826	$—	$6,902
Investments in marketable securities	1,835	1,835	—	—
Total Investments	$9,563	$2,661	$—	$6,902

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

Net Loss per Share

Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. The Company has included 317,460 warrants, with an exercise price of $.01, in its earnings per share calculation for the three and nine months ended September 30, 2018 and 2017. Anti-dilutive securities, which are convertible into the Company’s Class A common stock, consist of the following at September 30, 2018 and 2017:

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2018

U.S. dollars in thousands, except share and per share data

	2018	2017
Stock options	7,570,000	2,891,000
Warrants [1]	18,410,160	10,233,199
Convertible notes	20,077,330	3,157,576
Conversion of preferred stock	1,785,714	4,606,131
Total	47,843,204	20,887,906

(1)	The Company has excluded the 317,460 warrants with an exercise price of $0.01 per share in its anti-dilutive securities but included the warrants in its weighted average shares outstanding.

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

SEPTEMBER 30, 2018

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

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of September 30, 2018 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2018 or 2017, and it does not believe that any of those pronouncements will have a significant impact on our condensed consolidated financial statements at the time they become effective.

4. Digital Currencies

The following table presents additional information about digital currencies:

Digital Currencies
Balance at January 1, 2017	$—
Additions of digital currencies	1,505
Realized loss on sale of digital currencies	(110)
Impairment loss on digital currencies	(3)
Payment on convertible notes payable	(726)
Purchase of fixed assets	(250)
Payments to vendors	(386)
Balance at September 30, 2018	$30

At September 30, 2018, the Company’s digital currencies consisted of Bitcoin, Bitcoin Cash and Litecoin. Digital currencies are recorded at cost on the date they are received as revenues and are tested for impairment at each reporting date. Fair value is determined by taking the closing price from the most liquid exchanges.

5. Marketable Securities

Marketable securities in equity securities with readily determinable market prices consisted of the following as of September 30, 2018 and December 31, 2017:

	Available-for-sale securities at September 30, 2018
		Gross unrealized	Gross realized
	Cost	gains	gains (losses)	Fair value
Common shares	$257	$109	$—	$366

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2018

U.S. dollars in thousands, except share and per share data

	Available-for-sale securities at December 31, 2017
		Gross unrealized	Gross realized
	Cost	gains	gains (losses)	Fair value
Common shares	$1,702	$133	$—	$1,835

The following table presents additional information about marketable securities:

Balance at January 1, 2018	$1,835
Purchases of marketable securities	858
Sales of marketable securities	(2,159)
Realized losses on marketable securities	(168)
Balance at September 30, 2018	$366

Available-for-sale Securities

At September 30, 2018 and December 31, 2017, the Company had invested in the marketable securities of certain publicly traded companies. At September 30, 2018 and December 31, 2017, the Company recorded an unrealized loss of nil and $132, respectively, representing the difference between the cost basis and the estimated fair value, as accumulated other comprehensive income in the stockholder's equity section of the Company’s consolidated balance sheet and as a change in unrealized gains and losses on marketable securities in the Company’s consolidated statements of comprehensive income (loss). The Company’s investment in marketable securities will be revalued on each balance sheet date.  The fair value of the Company’s holdings in marketable securities at September 30, 2018 and December 31, 2017 is a Level 1 measurement based on quoted prices in an active market.

6. PROPERTY AND EQUIPMENT, NET

At September 30, 2018 and December 31, 2017, property and equipment consist of:

	September 30,	December 31,
	2018	2017
Cryptocurrency machines and related equipment	$9,326	$—
Computer, software and related equipment	2,507	2,432
Restaurant equipment	1,089	—
Office furniture and equipment	295	289
Buildings and improvements	305	—
Leasehold improvements	1,258	788
	14,780	3,509
Accumulated depreciation and amortization	(3,890)	(2,292)
Property and equipment, net	$10,890	$1,217

For the three and nine months ended September 30, 2018, depreciation expense amounted to $884 and $1,642, respectively. During the three and nine months ended September 30, 2017, depreciation expense amounted to $50 and $128, respectively.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2018

U.S. dollars in thousands, except share and per share data

7. INTANGIBLE ASSETS, NET

At September 30, 2018 and December 31, 2017 intangible assets consist of:

Intangible Assets
Balance as of January 1, 2017	$—
Trade name and trademark	1,740
Customer list	988
Non-competition agreements	150
Domain name	81
Accumulated amortization	(61)
Balance as of December 31, 2017	$2,898
Trade name and trademark	3
Start-up costs	51
Accumulated amortization	(101)
Balance as of September 30, 2018	$2,851

During 2017, the Company acquired the trade name and trademark of Microphase, that was determined to have an indefinite life, for $1,740. The remaining definite lived intangible assets are being amortized on a straight-line basis over their estimated useful lives. Amortization expense was $33 and $101, respectively, for the three and nine months ended September 30, 2018 and $4 and $6, respectively, for the three and nine months ended September 30, 2017.

8. GOODWILL

The Company’s goodwill relates to the acquisitions of a controlling interest in Microphase on June 2, 2017 and I. AM, Inc. (“I. AM”) on May 23, 2018, the acquisition of Enertec Systems 2001 Ltd. (“Enertec”) on May 22, 2018, and the acquisition of all of the outstanding membership interests in Power Plus on September 1, 2017.

9. INVESTMENTS – RELATED PARTIES

Investments in AVLP at September 30, 2018 and December 31, 2017, are comprised of the following:

	September 30,	December 31,
	2018	2017
Investment in convertible promissory note of AVLP	$6,407	$4,124
Investment in warrants of AVLP	2,418	6,902
Investment in common stock of AVLP	810	826
Accrued interest in convertible promissory note of AVLP	803	324
Total investment in AVLP – Gross	10,438	12,176
Less: original issue discount	(2,580)	(2,115)
Total investment in AVLP – Net	$7,858	$10,061

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2018

U.S. dollars in thousands, except share and per share data

The following table summarizes the changes in our investments in AVLP during the nine months ended September 30, 2018:

	Investment in	Investment in
	warrants and	convertible	Total
	common stock	promissory	investment
	of AVLP	note of AVLP	in AVLP – Net
Balance at January 1, 2018	$7,728	$2,333	$10,061
Investment in convertible promissory notes of AVLP	—	1,474	1,474
Payment of convertible promissory notes of AVLP	—	(1,108)	(1,108)
Investment in common stock of AVLP	371	—	371
Fair value of warrants issued by AVLP	1,917	—	1,917
Unrealized loss in warrants of AVLP	(6,401)	—	(6,401)
Unrealized loss in common stock of AVLP	(387)	—	(387)
Accretion of discount	—	1,452	1,452
Accrued Interest	—	479	479
Balance at September 30, 2018	$3,228	$4,630	$7,858

The Company has made a strategic decision to invest in AVLP, a related party controlled by Philou Ventures, LLC, or Philou, a significant stockholder of the Company. The Company’s investments in AVLP consist of convertible promissory notes, warrants and shares of common stock of AVLP. On September 6, 2017, the Company and AVLP entered into a Loan and Security Agreement (“AVLP Loan Agreement”) with an effective date of August 21, 2017 pursuant to which the Company will provide AVLP a non-revolving credit facility of up to $10,000 for a period ending on August 21, 2019, subject to the terms and conditions stated in the Loan Agreement, including that the Company having available funds to grant such credit. At September 30, 2018, the Company has provided loans to AVLP in the principal amount $6,407 and, in addition to the 12% convertible promissory notes, AVLP has issued to the Company warrants to purchase 12,814,440 shares of AVLP common stock. Under the terms of the AVLP Loan Agreement, any notes issued by AVLP to the Company are secured by the assets of AVLP.

The warrants entitle the Company to purchase up to 12,814,440 shares of AVLP common stock at an exercise price of $0.50 per share for a period of five years. The exercise price of $0.50 is subject to adjustment for customary stock splits, stock dividends, combinations or similar events. The warrant may be exercised for cash or on a cashless basis. At September 30, 2018 and December 31, 2017, the Company recorded an unrealized gain (loss) on its investment in warrants of AVLP of ($1,888) and $4,513, respectively, representing the difference between the cost basis and the estimated fair value of the warrants in the Company’s accumulated other comprehensive income in the stockholder's equity section of the Company’s consolidated balance sheet and as a change in net unrealized gains on securities available-for-sale in the Company’s consolidated statements of comprehensive loss. During the three and nine months ended September 30, 2018, the Company’s investment in warrants and common stock of AVLP represented $387 and $6,401, respectively, of the Company’s aggregate $1,339 and $6,787, respectively, in net unrealized loss on securities available-for-sale. The Company’s investment in AVLP will be revalued on each balance sheet date. The fair value of the Company’s holdings in the AVLP warrants was estimated using the Black-Scholes option-pricing method. The risk-free rate, which ranged between 1.92% and 2.43%, was derived from the U.S. Treasury yield curve, matching the term of our investment, in effect at the measurement date. The volatility factor of 80.4% was determined based on historical stock prices for similar technology companies with market capitalizations under $100 million. The warrant valuation is a Level 3 measurement.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2018

U.S. dollars in thousands, except share and per share data

In accordance with ASC No. 310, Receivables (“ASC 310”), the Company accounts for its convertible promissory notes in AVLP at amortized cost, which represents the amount at which the convertible promissory notes were acquired, adjusted for accrued interest and accretion of original issue discount and discount attributed to the fair value of the 12,814,440 warrants that the Company received in conjunction with its investment. Interest is accreted using the effective interest method. The Company records interest on an accrual basis and recognizes it as earned in accordance with the contractual terms of the convertible promissory notes, to the extent that such amounts are expected to be collected. The original issue discount of $165 on the New Note and the discount attributed to the fair value of the warrants of $4,306 are being amortized as interest income through the maturity date. During the three and nine months ended September 30, 2018, the Company recorded $535 and $1,454, respectively, of interest income for the discount accretion. During the three and nine months ended September 30, 2017, the Company recorded $18 and $38, respectively, of interest income for the discount accretion As of September 30, 2018 and December 31, 2017, the Company recorded contractual interest receivable attributed to the AVLP Notes and AVLP Loan Agreement of $803 and $324, respectively.

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

During the nine months ended September 30, 2018 and the year ended December 31, 2017, the Company also acquired in the open market 389,391 shares of AVLP common stock for $371 and 221,333 shares of AVLP common stock for $192, respectively. At September 30, 2018, the closing market price of AVLP’s common stock was $0.94, a decline from $1.75 at December 31, 2017. The Company has determined that its investment in AVLP marketable equity securities are accounted for pursuant to the fair value method and based upon the closing market price of common stock at September 30, 2018, the Company has recognized an unrealized gain of $163.

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

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2018

U.S. dollars in thousands, except share and per share data

Other Investments

On November 1, 2017, the Company and I. AM, Inc. (“I. AM”) entered into a Loan and Security Agreement pursuant to which the Company provided I. AM with a non-revolving credit facility of up to $1,600 for a period ending on September 25, 2022. On May 23, 2018, DP Lending entered into and closed a securities purchase agreement with I. AM. At the date of the acquisition, I. AM owed DP Lending $1,715 in outstanding principal, pursuant to the loan and security agreement. The purchase agreement provides that as I. AM repays the outstanding loan to DP Lending in accordance with the loan agreement, DP Lending will on a pro rata basis transfer shares of common stock of I. AM to David J. Krause, up to an aggregate of 471 shares (see Note 13).

The Company, primarily through DP Lending, has made additional investments in debt and equity securities of various entities. At September 30, 2018 and December 31, 2017, the outstanding balance of these investments was $2,140 and $1,637, respectively.

11. INVESTMENTS IN REAL ESTATE

On June 8, 2018, the Company entered into a limited partnership agreement, in which it agreed to become a limited partner in the partnership (the “NY Partnership”). The NY Partnership is a limited partner in the partnership that is responsible for the construction and related activities of a hotel in New York City. In connection with this transaction, the Company has agreed to finance a portion of the capital required by the NY Partnership. The Company used $1,000 from the proceeds of the August 16, 2018 Notes as an additional capital contribution in the partnership. As of September 30, 2018, the Company had invested an aggregate of $1,815 in the NY Partnership and $100 in another real estate investments Subject to the occurrence of certain events and other conditions over which the Company has no control, it is required to make monthly capital contributions of $500,000 every thirty days until DPW’s commitment is funded in full, which is expected to occur in January 2020. If the Company fails to make a monthly contribution when due, then the other entities affiliated with the NY Partnership have the right to acquire fifty percent (50%) of the capital contributions that the Company will have made to the NY Partnership at that time.

12. OTHER INVESTMENTS, RELATED PARTIES

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

During December 2017, the Company issued 600,000 shares of its common stock to WT Johnson & Sons upon the conversion of Note A and WT Johnson subsequently sold the 600,000 shares. The proceeds from the sale of Note A were sufficient to satisfy the entire $2,268 obligation as well as an additional $400 of value added tax due to WT Johnson. Concurrent with entering into the exchange agreement, the Company received a promissory note in the amount of $2,668 from MTIX and cancelled Note B. At September 30, 2018 and December 31, 2017, the Company has valued the note receivable at $600, the carrying amount of Note A. The Company will recognize the remainder of the amount due from MTIX upon payment of the promissory note by MTIX.

Israeli Property

During the year ended December 31, 2017, our President, Amos Kohn, purchased certain real property that serves as a facility for the Company’s business operations in Israel. The Company made $300 of payments to the seller of the property and received a 28% undivided interest in the real property (“Property”). The Company’s subsidiary, Coolisys, entered into a Trust Agreement and Tenancy In Common Agreement with Roni Kohn, who owns a 72% interest in the Property, the daughter of Mr. Kohn and an Israeli citizen. The Property was purchased to serve as a residence/office facility for the Company in order to oversee its Israeli operations and to expand its business in the hi-tech industry located in Israel. Pursuant to the Trust Agreement, Ms. Kohn will hold and manage Coolisys’ undivided 28% interest in the Property. The trust will be in effect until it is terminated by mutual agreement of the parties. During the term of the trust, Ms. Kohn will not sell, lease, sublease, transfer, grant, encumber, change or effect any other disposition with respect to the Property or Coolisys’ interest without the Company’s approval.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2018

U.S. dollars in thousands, except share and per share data

Under the Tenancy In Common Agreement, Coolisys and its executive officers shall have the exclusive rights to use the Property for the Company and its affiliates’ business operations. The Property shall be managed by Ms. Kohn. Further, pursuant to the Tenancy In Common Agreement, for each completed calendar month of employment of Mr. Kohn by the Company, Ms. Kohn shall have the right to purchase a portion of the Company’s interest in the Property. Such right shall fully vest at the end of five years of continuous employment and the Trustee shall have the right to purchase the Company’s 28% interest in the Property for a nominal value. The Company will amortize its $300 investment over ten years, subject to a cliff vesting after five years. During the three and nine months ended September 30, 2018, the Company recognized $8 and $22, respectively, in amortization expense. In the event that Mr. Kohn is not employed by the Company, the Company shall have the right to demand that Ms. Kohn purchase the Company’s remaining interest in the Property that was not subject to vesting for the fair market value of such unvested Property interest.

Other investments and interest receivable

During the year ended December 31, 2017, DP Lending made loans to Alzamend Neuro, Inc. (“Alzamend”), in the amount of $44, these loans were repaid during the three months ended March 31, 2018. AVLP is a party to a management services agreement pursuant to which AVLP provides management, consulting and financial services to Alzamend. As additional consideration, the Company received a warrant to purchase 22,000 shares of Alzamend’s common stock at an exercise price of $0.30 per share of common stock. The warrants were determined to have a de minimis value.

13. ACQUISITIONS

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

I. AM, Inc.

On May 23, 2018, DP Lending entered into and closed a securities purchase agreement with I. AM, David J. Krause and Deborah J. Krause. Pursuant to the securities purchase agreement, I. AM sold to DPL, 981 shares of common stock for a purchase price of $1, representing, upon the closing, 98.1% of I. AM’s outstanding common stock.

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

SEPTEMBER 30, 2018

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

Upon initial measurement, components of the preliminary purchase price are as follows:

	Enertec	I. AM
Accounts receivable	$3,078	$29
Inventories	1,634	40
Prepaid expenses and other current assets	20	—
Property and equipment	649	1,054
Other assets	96	3
Accounts payable and accrued expenses	(2,615)	(104)
Short term bank credit	(4,236)	—
Accrued severance pay	(132)	—
Net liabilities assumed	(1,506)	1,022
Goodwill	6,357	576
Non-controlling interest	—	(33)
Purchase price	$4,851	$1,565

The following pro forma data for the three and nine months ended September 30, 2017 summarizes the results of operations for the period indicated as if the Microphase, Power-Plus and Enertec acquisitions, which closed on June 2, 2017, September 1, 2017, and May 23, 2018, respectively, had been completed as of the beginning of each period presented. The pro forma data gives effect to actual operating results prior to the acquisition. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of each period presented or that may be obtained in future periods:

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2018

U.S. dollars in thousands, except share and per share data

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Total Revenue	$8,344	$5,025	$22,521	$16,417
Net loss	$(7,525)	$(2,669)	$(22,921)	$(8,854)
Less: Net loss attributable
to non-controlling interest	74	104	218	726
Net loss attributable to
common stockholders	$(7,451)	$(2,565)	$(22,703)	$(8,128)
Preferred deemed dividends	—	—	(108)	(319)
Preferred dividends	—	(27)	—	(35)
Loss available to common shareholders	$(7,451)	$(2,592)	$(22,811)	$(8,482)

Basic and diluted net loss per common share	$(0.11)	$(0.19)	$(0.43)	$(0.78)

Basic and diluted weighted average
common shares outstanding	67,869,778	13,745,540	52,977,059	10,884,948

Comprehensive Loss
Loss available to common shareholders	$(7,451)	$(2,592)	$(22,811)	$(8,482)
Other comprehensive income (loss)
Change in net foreign currency
translation adjustments	(78)	42	(210)	141
Net unrealized gain (loss) on
securities available-for-sale	(1,342)	(43)	(6,788)	(43)
Other comprehensive income (loss)	(1,420)	(1)	(6,998)	98
Total comprehensive loss	$(8,871)	$(2,593)	$(29,809)	$(8,384)

14. STOCK-BASED COMPENSATION

Under the Company's 2017 Stock Incentive Plan (the “2017 Plan”), 2016 Stock Incentive Plan (the “2016 Plan”) and the 2012 Stock Option Plan, as amended (the “2012 Plan”) (collectively, the “Plans”), options may be granted to employees, officers, consultants, service providers and directors of the Company. The Plans, as amended, provide for the issuance of a maximum of 7,372,630 shares of the Company’s common stock. The Company also has 196,000 outstanding options that were granted between 2009 and 2011 pursuant to the terms of the Company's 2002 Stock Option Plan (the “2002 Plan”). Options granted pursuant to the 2002 Plan expire between September 2008 and February 2021.

Options granted under the Plans have an exercise price equal to or greater than the fair value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant. Typically, options granted generally become fully vested after four years. Any options that are forfeited or cancelled before expiration become available for future grants. The options expire between 5 and 10 years from the date of grant. Restricted stock awards granted under the Plans are subject to a vesting period determined at the date of grant. As of September 30, 2018, an aggregate of 55,773 of the Company's options are still available for future grant.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2018

U.S. dollars in thousands, except share and per share data

During the nine months ended September 30, 2018, the Company granted 1,000,000 options to its employees from the Plans and also granted 2,897,500 options outside of the Plans. During the nine months ended September 30, 2017, the Company granted 560,000 options from the Plans. These options become fully vested after four years. The Company estimated that the grant date fair value of options granted utilizing the Black-Scholes option pricing model during the nine months ended September 30, 2018 and 2017 was $514 and $251, respectively, which is being recognized as stock-based compensation expense over the requisite four-year service period. During the nine months ended September 30, 2018 and 2017, the Company also issued 1,583,059 and 1,336,798, respectively, shares of common stock to its consultants and service providers pursuant to the Plans. The Company estimated that the grant date fair value of these shares of common stock was $2,640 and $742, respectively, which was determined from the closing price of the Company’s common stock on the date of issuance.

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

During the nine months ended September 30, 2018 and 2017, the Company estimated the fair value of stock options granted using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended
	September 30, 2018	September 30, 2017
Weighted average risk-free interest rate	2.41% — 2.80%	1.73% — 2.14%
Weighted average life (in years)	4.75	5.0
Volatility	124.7% — 131.7%	98.4% — 107.2%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of options granted	$0.92	$0.45

The options outstanding as of September 30, 2018, have been classified by exercise price, as follows:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$0.57 - $0.80	3,340,000	7.74	$0.67	1,817,499	$0.67
$1.00 - $1.38	170,000	8.78	$1.37	51,250	$1.36
$1.51 - $1.69	62,500	3.96	$1.64	62,500	$1.64
$0.57 - $1.69	3,572,500	7.72	$0.72	1,931,249	$0.71

Issuances outside of Plans
$0.80 - $2.32	3,997,500	7.65	$1.30	325,694	$1.61

Total Options
$0.57 - 2.32	7,570,000	7.68	$1.03	2,256,943	$0.84

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2018

U.S. dollars in thousands, except share and per share data

The total stock-based compensation expense related to stock options and stock awards issued pursuant to the Plans to the Company’s employees, consultants and directors, included in reported net loss for the three and nine months ended September 30, 2018 and 2017, is comprised as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2018	Sept. 30, 2017	Sept. 30, 2018	Sept. 30, 2017
Cost of revenues	$—	$2	$5	$6
Engineering and product development	—	6	14	20
Selling and marketing	—	8	12	18
General and administrative	697	349	2,204	1,017
Stock-based compensation from Plans	$697	$365	$2,235	$1,061
Stock-based compensation from issuances outside of Plans	655	152	1,928	208
Total Stock-based compensation	$1,352	$517	$4,163	$1,269

The combination of stock-based compensation of $2,235 from the issuances of equity-based awards pursuant to the Plans and stock-based compensation attributed to stock awards of $1,361 and warrants and options of $567, which were issued outside of the Plans, resulted in aggregate stock-based compensation of $1,352 and $4,163 during the three and nine months ended September 30, 2018. During the nine months ended September 30, 2018, the Company issued 2,897,500 options to purchase shares of common stock at an average exercise price of $1.30 per share to its directors and officers. These shares were issued outside of the Plans and are subject to shareholder approval. During the nine months ended September 30, 2017, stock-based compensation was comprised of $1,061 from the issuances of equity-based awards pursuant to the Plans and stock-based compensation attributed to stock awards of $130 and warrants and options of $78, which were issued outside of the Plans.

A summary of option activity under the Company's stock option plans as of September 30, 2018, and changes during the nine months ended are as follows:

			Weighted	Average
	Shares		Average	Remaining	Aggregate
	Available	Number	Exercise	Contractual	Intrinsic
	for Grant	of Shares	Price	Life (years)	Value
January 1, 2018	2,538,832	2,742,500	$0.77	8.80	$6,688
Restricted stock awards	(1,583,059)	—
Granted	(1,000,000)	1,000,000	$0.70
Forfeited [1]	100,000	(110,000)	$1.33
Exercised	—	(60,000)	$1.63
September 30, 2018	55,773	3,572,500	$0.72	7.72	$0

1 Includes 10,000 options that were issued pursuant to the Company’s 2002 Plan and are not available for future issuance.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on September 30, 2018 of $0.42 and the exercise price, multiplied by the number of in-the-money-options).

As of September 30, 2018, there was $860 of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted average period of 3.2 years.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2018

U.S. dollars in thousands, except share and per share data

15. WARRANTS

During the three months ended March 31, 2018, the Company issued a total of 2,450,000 warrants at an average exercise price of $1.16 per share.

(i)	On January 23, 2018, the Company issued warrants to purchase an aggregate of 625,000 shares of common stock at an exercise price equal to $2.20 per share of common stock in connection with the issuance of a 10% senior convertible promissory note in the aggregate principal amount of $1,250 (See Note 19c).

(ii)	On January 25, 2018, the Company entered into three agreements for the Purchase and Sale of Future Receipt, pursuant to which the Company sold up to (i) $562 of the Company’s future receipts for a purchase price of $375, (ii) $337 in future receipts for a purchase price of $225 and (iii) $118 in future receipts for a purchase price of $100. Under the terms of these agreements, the Company issued warrants to purchase an aggregate of 112,500 shares of common stock at an exercise price of $2.25 per share of common stock and warrants to purchase 162,500 shares of common stock at an exercise price of $2.50 per share of common stock (See Note 16).

(iii)	On March 22, 2018, the Company issued warrants to purchase an aggregate of 1,250,000 shares of common stock at an exercise price equal to $1.15 per share of common stock in connection with the issuance of a promissory note in the principal amount of $1,750,000 with a term of two months, subject to the Company’s ability to prepay within one month (See Note 17a).

(iv)	On March 23, 2018, the Company entered into a securities purchase agreement to sell and issue a 12% promissory note in the principal amount of $1,000 and a warrant to purchase 300,000 shares of common stock to an accredited investor if the promissory note is paid in full on or before May 23, 2018, or up to 450,000 shares of common stock, if the promissory note is paid by June 22, 2018 (See Note 17b).

During the three months ended June 30, 2018, the Company issued a total of 12,252,758 warrants at an average exercise price of $0.71 per share.

(i)	On April 16, 2018, the Company issued warrants to purchase an aggregate of 993,588 shares of common stock at an exercise price equal to $1.30 per share of common stock in connection with the issuance of 12% secured convertible promissory notes in the aggregate principal amount of $1,722 (See Note 19b).

(ii)	On April 24, 2018, the Company issued warrants to purchase 357,143 shares of common stock, at an exercise price of $0.70 per share of common stock, in connection with the Preferred Stock Purchase Agreement to purchase 25,000 shares of Series B Preferred Stock by Philou (See Note 21).

(iii)	On October 5, 2017, Ault & Company purchased 75,000 shares of the Company’s common stock at $0.60 per share and a warrant to purchase up to 75,000 shares of the Company’s common stock at $0.60 per share for an aggregate purchase price of $45. The shares and warrants were issued by the Company on May 8, 2018, the date all necessary approvals to issue the shares were received. Ault & Company is controlled by Mr. Milton Ault, the Company’s Chairman and Chief Executive Officer (See Note 21).

(iv)	On May 15, 2018, the Company entered into securities purchase agreements with certain investors in which it sold an aggregate of 7,691,775 shares of its common stock for aggregate consideration of $6,000. In connection with this financing, the Company issued (i) five-year warrants to purchase 1,922,944 shares of the Company’s Class A common stock and (ii) five-year warrants to purchase 5,768,834 shares of the Company’s Class A common stock. The warrants were issued at an exercise price of $0.94 per share of common stock (See Note 21).

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2018

U.S. dollars in thousands, except share and per share data

(v)	On May 15, 2018, the Company entered into a securities purchase agreement with an institutional investor to sell and issue a senior secured convertible promissory note with a principal face amount of $6,000 and (i) a five-year warrant to purchase 1,111,111 shares of the Company’s Class A common stock at an exercise price of $1.35 per share of Class A common stock (the “Series A Warrant”) and (ii) a five-year warrant to purchase 1,724,138 shares of the Company’s Class B common stock at an exercise price of $0.87 per share of Class A common stock (See Note 19a). In connection with the financing, the Company issued the placement agent a warrant to purchase 150,000 shares of common stock with an exercise price of $1.00.

(vi)	Pursuant to the terms of a securities purchase agreement entered into on March 23, 2018, the Company issued an additional warrant to purchase 150,000 shares of common stock, at an exercise price of $1.15 per share of common stock, on May 23, 2018 (See Note 17b).

The following table summarizes information about common stock warrants outstanding at September 30, 2018:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$0.01	317,460	8.09	$0.01	277,774	$0.01
$0.55	283,636	4.11	$0.55	283,636	$0.55
$0.60	75,000	4.59	$0.60	75,000	$0.60
$0.66	148,133	4.09	$0.66	148,133	$0.66
$0.70	2,125,715	4.12	$0.70	1,768,572	$0.70
$0.75	135,909	3.62	$0.75	135,909	$0.75
$0.80	481,666	1.95	$0.80	481,666	$0.80
$0.87	1,724,138	4.62	$0.87	1,724,138	$0.87
$0.94	7,691,778	4.63	$0.94	7,691,778	$0.94
$1.00	280,000	4.19	$1.00	280,000	$1.00
$1.10	759,486	2.93	$1.10	759,486	$1.10
$1.15	1,700,000	4.49	$1.15	1,700,000	$1.15
$1.30	993,588	4.54	$1.30	993,588	$1.30
$1.35	1,111,111	4.62	$1.35	1,111,111	$1.35
$2.20	625,000	4.32	$2.20	625,000	$2.20
$2.25	112,500	4.32	$2.25	112,500	$2.25
$2.50	162,500	4.32	$2.50	162,500	$2.50
$0.01 - $2.50	18,727,620	4.43	$1.01	18,330,791	$1.02

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

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2018

U.S. dollars in thousands, except share and per share data

The Company utilized the Black-Scholes option pricing model and the assumptions used during the nine months ended September 30, 2018 and 2017:

	2018	2017
Weighted average risk-free interest rate	2.41% — 2.94%	1.42% — 2.01%
Weighted average life (in years)	4.8	4.9
Volatility	124.8% — 138.4%	98.5% — 107.5%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of warrants granted	$0.79	$0.41

16. ADVANCES ON FUTURE RECEIPTS

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

During the three months ended March 31, 2018, the Company recorded a discount in the amount of $1,651, in connection with these nine additional agreements, based upon the difference between the amount of future receipts sold and the actual proceeds received by the Company. Under the terms of these agreements, the Company also issued warrants to purchase an aggregate of 112,500 shares of common stock at an exercise price of $2.25 per share of common stock and warrants to purchase 162,500 shares of common stock at an exercise price of $2.50 per share of common stock. The Company recorded an additional discount of $258 based on the estimated fair value of these warrants. The Company computed the fair value of these warrants using the Black-Scholes option pricing model. These discounts are reflected as a reduction on the outstanding liability and are being amortized as non-cash interest expense over the term of the agreement. During the three and nine months ended September 30, 2018, non-cash interest expense of $499 and $2,152, respectively, was recorded from the amortization of debt discounts.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2018

U.S. dollars in thousands, except share and per share data

17. NOTES PAYABLE

Notes Payable at September 30, 2018 and December 31, 2017, are comprised of the following.

	September 30,	December 31,
	2018	2017
12% short-term promissory note (b)	$1,000	$—
Other short-term notes payable (c)	1,143	—
Notes payable to Wells Fargo (d)	295	300
Note payable to Dept. of Economic and Community Development (e)	265	292
Power-Plus Credit Facilities (f)	—	171
Note payable to Power-Plus Member (g)	34	130
Note payable to People's United Bank (h)	18	19
8% short-term promissory note (i)	1,212
12% September '18 short-term promissory note (j)	789
10% short-term promissory notes (k)	—	15
Short term bank credit (l)	1,800	—
Total notes payable	6,556	927
Less:
Unamortized debt discounts	(482)	—
Unamortized financing cost	(41)	—
Total notes payable, net of financing cost	$6,033	$927
Less: current portion	(5,539)	(402)
Notes payable – long-term portion	$494	$525

(a)	On February 20, 2018, the Company issued promissory note in the principal face amount of $900 to an accredited investor. This promissory note included an original issue discount (“OID”) of $150 resulting in net proceeds of $750. The principal and OID on this note was due and payable on March 22, 2018. On March 23, 2018, the Company entered into a new promissory note in the principal amount of $2,100 for a term of two months, subject to the Company’ ability to prepay within one month. The new promissory note included an OID of $350 if paid within one month and $700 if paid within two months, resulting in net proceeds of $1,750. The Company also issued to the lender a warrant to purchase 1,250,000 shares of the Company’s common stock at an exercise price of $1.15 per share. The principal amount of the new promissory note consisted of cash of $1,000 and the cancellation of principal of $750 from the February 20, 2018 promissory note. The interest on the February 20, 2018 note in the amount of $150 was paid to the lender prior to entering into the new promissory note. The warrants are exercisable commencing on issuance date for a term of three years. The exercise price of these warrants is subject to adjustment for customary stock splits, stock dividends, combinations and other standard anti-dilution events. The warrants may be exercised for cash or on a cashless basis. The Company recorded debt discount in the amount of $604 based on the estimated fair value of these warrants. The Company computed the fair value of these warrants using the Black-Scholes option pricing model. The debt discount was amortized as non-cash interest expense over the term of the debt. During the three and nine months September 30, 2018, non-cash interest expense of nil and $604, respectively, was recorded from the amortization of debt discount and interest expense of nil and $350 was recorded from the amortization of the OID on the new promissory note. On April 23, 2018, the Company paid the entire outstanding principal on the new promissory note of $2,100. The new promissory note had been guaranteed by our Chief Executive Officer and had also been guaranteed by Philou.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2018

U.S. dollars in thousands, except share and per share data

(b)	On March 23, 2018, the Company entered into a securities purchase agreement to sell and issue a 12% promissory note and a warrant to purchase 300,000 shares of common stock to an accredited investor if the promissory note is paid in full on or before May 23, 2018, or up to 450,000 shares of common stock, if the promissory note is paid by June 22, 2018. The promissory note was issued with a 10% OID. The promissory note is in the principal amount of $1,000 and was sold for $900, bears interest at 12% simple interest, and was due on June 22, 2018. The Company is in negotiations with the investor to amend the payment terms on this 12% promissory note, however, since payment was not made on the specified maturity date this unsecured 12% promissory note is currently in default. Interest only payments are due, in arrears, on a monthly basis commencing on April 23, 2018. The exercise price of the warrant is $1.15 per share. The Company recorded debt discount in the amount of $271 based on the estimated fair value of these warrants. The Company computed the fair value of these warrants using the Black-Scholes option pricing model. The debt discount was amortized as non-cash interest expense over the term of the debt. During the three and nine months ended September 30, 2018, non-cash interest expense of nil and $271, respectively, was recorded from the amortization of debt discount and interest expense of nil and $100, respectively, was recorded from the amortization of the OID on the 12% promissory note. The 12% promissory note is unsecured by any of the Company’s assets but is guaranteed by our Chief Executive Officer.

(c)	During the nine months ended September 30, 2018, the Company entered into the following short-term promissory notes:

(i)	On February 7, 2018, the Company issued demand promissory notes in the aggregate principal face amount of $440 to accredited investors. These promissory notes included an aggregate OID of $40 resulting in net proceeds to the Company of $400. The principal and OID on these notes were due and payable on demand after April 24, 2018. These loans were paid on April 27, 2018. During the three and nine months ended September 30, 2018, the Company recognized nil and $40, respectively, from the amortization of OID on these demand promissory notes.

(ii)	On February 26, 2018, the Company issued a 10% promissory note in the principal amount of $330 to an accredited investor. This promissory note included an OID of $30 resulting in net proceeds to the Company of $300. The principal and accrued interest on this note was due and payable on April 12, 2018, subject to a 30-day extension available to the Company. This 10% promissory note was paid on April 27, 2018. During the three and nine months ended September 30, 2018, the Company recognized nil and $36 from interest and the amortization of OID on this 10% promissory note.

(iii)	On March 27, 2018, the Company issued a 10% promissory note in the principal amount of $200 to an accredited investor. The principal and accrued interest on this note was due and payable on March 29, 2018. On March 29, 2018 and April 24, 2018, the Company paid $50 and $150, respectively, on this 10% promissory note of $200.

(iv)	On May 23, 2018, the Company issued a promissory note in the aggregate principal face amount of $81 to an accredited investor. The promissory note included an aggregate OID of $6 resulting in net proceeds to the Company of $75. The principal and OID on this note were due and payable on August 20, 2018. This promissory note was paid on July 25, 2018. During the three and nine months ended September 30, 2018, the Company recognized $3 and $6, respectively, from the amortization of OID on this promissory note.

(v)	On May 23, 2018, the Company issued a promissory note in the aggregate principal face amount of $360 to an accredited investor. The promissory note included an aggregate OID of $60 resulting in net proceeds to the Company of $300. The principal and OID on this note were due and payable on June 22, 2018. The outstanding balance on this note was paid on July 2, 2018. During the three and nine months ended September 30, 2018, the Company recognized nil and $60, respectively, from the amortization of OID on this promissory note.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2018

U.S. dollars in thousands, except share and per share data

(vi)	On June 5, 2018, the Company received loans in the aggregate amount of $75 from accredited investors. The principal and interest on these loans was paid on July 16, 2018.

(vii)	On June 8, 2018, the Company issued a promissory note in the aggregate principal face amount of $512 to an accredited investor. The promissory note included an aggregate OID of $67 resulting in net proceeds to the Company of $445. The principal and OID on this note were due and payable on July 9, 2018. At September 30, 2018, the outstanding balance on this note was $137. Since payment was not made on the specified maturity date this unsecured promissory note is currently in default. During the three and nine months ended September 30, 2018, the Company recognized $19 and $67, respectively, from the amortization of OID on this promissory note. On August 3, 2018, the Company and lender of the June 8, 2018 promissory note in the principal amount of $512 entered into an agreement to extend the maturity date from July 9, 2018 to August 31, 2018. The Company agreed to pay the lender an extension fee of 100,000 shares of common stock.

(viii)	On July 13, 2018, the Company issued a 15% promissory note in the principal amount of $176 to an accredited investor. This promissory note included an OID of $16 and debt issuance costs of $5 resulting in net proceeds of $155. At September 30, 2018, the outstanding balance on this note was $156. The principal and accrued interest on this note is due and payable on October 11, 2018. Mr. Ault personally guaranteed the repayment of this note.

(ix)	On August 10, 2018, DP Lending issued a 12% promissory note in the principal amount of $550 to an accredited investor. This promissory note included an OID of $50 resulting in net proceeds of $500. The principal and accrued interest on this note is due and payable on August 10, 2019.

(x)	On August 16, 2018, the Company issued an 8% promissory note in the principal amount of $225 to an accredited investor. This promissory note included an OID of $25 resulting in net proceeds of $200. At September 30, 2018, the outstanding balance on this note was $215. The principal and accrued interest on this note is due and payable on October 5, 2018 subject to a 50-day cure period available to the Company. Mr. Ault personally guaranteed the repayment of this note.

(xi)	On August 23, 2018, DP Lending issued a promissory note in the principal amount of $85 to an accredited investor. This promissory note included an OID of $10 resulting in net proceeds of $75. At September 30, 2018, the outstanding balance on this note was $85. The principal and accrued interest on this note was due and payable on September 24, 2018, subject to a 28-day extension available to DP Lending. However, since payment was not made on the specified maturity date this unsecured promissory note is currently in default.

(xii)	On August 28, 2018, DP Lending issued a promissory note in the principal amount of $115 to an accredited investor. This promissory note included an OID of $15 resulting in net proceeds of $100. The principal and accrued interest on this note was due and payable on September 14, 2018, subject to a 10-business day cure period available to DP Lending. This promissory note was paid on September 21, 2018.

(d)	At September 30, 2018, Microphase had guaranteed the repayment of two equity lines of credit in the aggregate amount of $300 with Wells Fargo Bank, NA (“Wells Fargo”) (collectively, the “Wells Fargo Notes”). These loans originated prior to the Company’s acquisition of Microphase and Microphase was the recipient of the actual proceeds from the loans. Microphase had previously guaranteed the payment under the first Wells Fargo equity line during 2008, the proceeds of which Microphase had received from a concurrent loan from Edson Realty Inc., a related party owned real estate holding company. As of September 30, 2018, the first line of credit, which is secured by residential real estate owned by a former officer, had an outstanding balance of $212, with an annual interest rate of 4.00%. Microphase had guaranteed the payment under the second Wells Fargo equity line in 2014. Microphase had received working capital loans from the former CEO from funds that were drawn against the second Wells Fargo equity line. As of September 30, 2018, the second line of credit, secured by the former CEO’s principal residence, had an outstanding balance of $83, with an annual interest rate of 3.00%. During the three and nine months ended September 30, 2018, Microphase incurred $3 and $15, respectively, of interest on the Wells Fargo Notes.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2018

U.S. dollars in thousands, except share and per share data

(e)	In August 2016, Microphase received a $300 loan, of which $35 has been repaid, pursuant to the State of Connecticut Small Business Express Job Creation Incentive Program which is administered through the Department of Economic and Community Development (“DECD”) (the “DECD Note”). The DECD Note bears interest at a rate of 3% per annum and is due in August 2026. Payment of principal and interest was deferred during the initial year and commencing in September 2017, payable in equal monthly installments over the remaining term. During the three and nine months ended September 30, 2018, Microphase incurred $3 and $8 of interest on the DECD Note. In conjunction with the DECD Note, Microphase was awarded and received a Small Business Express Matching Grant of $100 by the State of Connecticut. State grant funding requires Microphase to spend an equal amount of cash on eligible expense. The Company has utilized $18 of the grant and the balance of $82 is reported within deferred revenue and classified in accounts payable and accrued in the accompanying consolidated balance sheet at September 30, 2018.

(f)	At December 31, 2017, Power-Plus had guaranteed the repayment of two lines of credit in the aggregate amount of $169 with Bank of America NA and Wells Fargo (collectively, the “Power-Plus Lines”). During the three months ended June 30, 2018, the Power-Plus Lines had been paid.

(g)	Pursuant to the terms of the Purchase Agreement with Power-Plus, the Company entered into a two-year promissory note in the amount of $255 payable to the former owner as part of the purchase consideration. The $255 note is payable in 24 equal monthly installments. On October 18, 2017, for cancellation of debt, the Company entered into a subscription agreement with the former owner under which the Company sold 138,806 shares of common stock at $0.67 per share for an aggregate purchase price of $93. The outstanding balance on this note was $130 at December 31, 2017. During the three and nine months ended September 30, 2018, the Company paid $32 and $96, respectively, in principal payments.

(h)	In December 2016, Microphase utilized a $20 overdraft credit line at People’s United Bank with an annual interest rate of 15%. As of September 30, 2018, the balance of that overdraft credit line was $18.

(i)	On August 16, 2018, the Company entered into a securities purchase agreement with certain institutional investors providing for the issuance of (i) secured promissory notes in the aggregate principal face amount of $1,212 due February 15, 2019, at an interest rate of eight percent (8%) per annum for which the Company received an aggregate of $1,010, and (ii) an aggregate of 400,000 shares of common stock to be issued by the Company. During October 2018, the 400,000 shares of common stock was issued to the investors.

(j)	During September 2018, we issued to institutional investors 12% term promissory notes in the principal face amount of $789, with an interest rate of 12% for a purchase price of $750. The outstanding principal face amount, plus any accrued and unpaid interest, is due by December 31, 2018, or as otherwise provided in accordance with the terms set forth therein. During October 2018, in accordance with the notes, the Company issued 450,000 shares of its common stock to the investors. The notes contain standard and customary events of default.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2018

U.S. dollars in thousands, except share and per share data

(k)	In December 2016, Microphase issued $705 in 10% short-term promissory notes to nineteen accredited investors which, after deducting $71 of placement fees to its selling agent, Spartan Capital Securities, LLC (“Spartan”), resulted in $634 in net proceeds to Microphase (the “10% Short-Term Notes”). The 10% Short-Term Notes were due one year from the date of issuance. The amount due pursuant to the 10% Short-Term Notes is equal to the entire original principal amount multiplied by 125% (the “Loan Premium”) plus accrued interest. On December 5, 2017, in exchange for the cancellation of $690 of outstanding principal and $250 of accrued interest owed to the investors by Microphase Corporation, the Company entered into an Exchange Agreement pursuant to which the Company issued an aggregate of 1,523,852 shares of common stock and warrants to purchase 380,466 shares of common stock with an exercise price of $1.10 per share of common stock. During the three months ended March 31, 2018, the Company paid the remaining balance of principal and accrued interest of $15 and $6, respectively.

(l)	At September 30, 2018, Enertec had short term bank credit of $1,800 that bears interest of prime plus 0.7% through 3.85% paid either on a monthly or weekly basis. Further, the Company has undertaken to comply with certain covenants under its bank loan. During the three and nine months ended September 30, 2018, the Company recorded interest expense of $21 and $31, respectively, from Enertec’s short term bank credit.

(m)	On January 25, 2018, the Company issued two 5% promissory notes, each in the principal face amount of $2,500, for an aggregate debt of $5,000 to two institutional investors. The entire unpaid balance of the principal and accrued interest on each of the 5% promissory notes was due and payable on February 23, 2018, subject to a 30-day extension available to the Company. The proceeds from these two 5% promissory notes were used to purchase 1,000 Antminer S9s manufactured by Bitmain Technologies, Inc. in connection with our crypto mining operations. Between March 23 and March 27, 2018, the Company paid the entire outstanding principal and accrued interest on the 5% promissory notes of $5,101.

18. NOTES PAYABLE – RELATED PARTIES

Notes Payable – Related parties at September 30, 2018 and December 31, 2017, are comprised of the following:

	September 30,	December 31,
	2018	2017
Notes payable to former officer and employee	$309	$309
Total notes payable	309	309
Less: current portion	(166)	(134)
Notes payable – long-term portion	$143	$175

Microphase is a party to several notes payable agreements with seven of its past officers, employees and their family members. As of September 30, 2018, the aggregate outstanding balance pursuant to these notes payable agreements, inclusive of $55 of accrued interest, was $364, with annual interest rates ranging between 3.00% and 6.00%. During the three and nine months ended September 30, 2018, Microphase incurred $11 and $18 of interest on these notes payable agreements. In July 2016, one of these noteholders initiated litigation to collect the balance owed under the terms of his respective agreement. In October 2017, Microphase and the noteholder entered into a settlement agreement whereby Microphase agreed to pay the outstanding principal and interest of $122 and $43, respectively, by issuing to the noteholder 95,834 shares of Microphase common stock valued at $115 and paying $25 in cash. The value of the Microphase common stock was derived from the Company’s recent acquisition of a majority interest in Microphase. Further, the parties agreed a final $25 would be paid within 18 months of the settlement agreement or Microphase would be required to pay the noteholder an additional $25.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2018

U.S. dollars in thousands, except share and per share data

19. CONVERTIBLE NOTES

Convertible Notes Payable at September 30, 2018 and December 31, 2017, are comprised of the following:

	September 30,	December 31,
	2018	2017
10% Convertible secured notes (a)	$8,031	$—
5% Convertible secured notes (b)	—	550
12% Convertible secured note (c)	—	202
Total convertible notes payable	8,031	752
Less:
Unamortized debt discounts	(670)	(351)
Unamortized financing cost	(167)	(3)
Total convertible notes payable, net of financing cost	$7,194	$398

(a)

On May 15, 2018, the Company entered into a securities purchase agreement to sell (i) a 10% convertible note (the “10% Convertible Note”), (ii) a five-year warrant to purchase 1,111,111 shares of the Company’s common stock at an exercise price of $1.35 per share; (iii) a five-year warrant to purchase 1,724,138 shares of the Company’s Class A common stock at an exercise price of $0.87 per share; and (iv) 344,828 shares of the Company’s common stock to an institutional investor. Initially, the 10% Convertible Note was convertible into the Company’s common stock at $0.75 per share, but could only be converted if an event of default thereunder had occurred and not been cured on a timely basis. On September 25, 2018, the Company entered into an agreement to amend the maturity date on the 10% Convertible Note, pursuant to which amendment the amortization schedule of the 10% Convertible Note provides for 13 monthly payments in the amount of $309, and for the fourteenth payment to be in the amount of $1,011, plus accrued and unpaid interest. Each such amortization payment shall be made in cash or Bitcoin. The Company has not made the monthly amortization payments due during September 2018 and October 2018 and this secured 10% convertible note is currently in default. The Company is in negotiations with the investor to amend the payment terms on this secured 10% convertible note.

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

The Company computed the fair value of the warrants using the Black-Scholes option pricing model and, as a result of this calculation, recorded debt discount in the amount of $1,398 based on the estimated fair value of the warrants. The Company estimated that the grant date fair value of the shares of common stock was $405, which was determined from the closing price of the Company’s common stock on the dates of issuance. In aggregate, the Company recorded debt discount in the amount of $2,170 based on the relative fair values of the warrants, common stock and debt issuance costs of $367. During the three and nine months ended September 30, 2018, non-cash interest expense of $1,053 and $1,504, respectively, was recorded from the amortization of debt discounts. The fair value of the warrants was estimated using the Black-Scholes option-pricing method. The risk-free rate of 2.94% was derived from the U.S. Treasury yield curve, matching the term of the warrant, in effect at the measurement date. The volatility factor of 127.9% was determined based on the Company’s historical stock prices.

On July 2, 2018, the Company entered into a securities purchase agreement with the institutional investor providing for the issuance of (i) a second 10% convertible note (the “Second 10% Convertible Note”) with a principal face amount of $1,000 which Second 10% Convertible Note was convertible into the Company’s common stock at $0.75 per share and (ii) an additional 400,000 of the Company’s common stock to be issued in connection with the 10% Convertible Note. The Second 10% Convertible Note matures on January 1, 2019.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2018

U.S. dollars in thousands, except share and per share data

On August 31, 2018, the Company entered into a securities purchase agreement with the institutional investor providing for the issuance of a third 10% convertible note (the “Third 10% Convertible Note” and with the 10% Convertible Note and the Second 10% Convertible Note, the “10% Convertible Notes”) with a principal face amount of $2,000, which Third Convertible Note is convertible into 5,000,000 shares of the Company’s common stock at $0.40 per share and (ii) an additional 620,000 of the Company’s common stock. The shares of common stock issuable pursuant to the Third 10% Convertible Note will not be issued to the institutional investor until the Company shall have obtained approval of the NYSE American and the Company’s stockholders. The Third 10% Convertible Note matures on February 15, 2019.

At the time of issuance of the Third 10% Convertible Note, the closing price of the Company’s common stock was in excess of the conversion price, resulting in a beneficial conversion feature (“BCF”). The BCF embedded in the Third 10% Convertible Note is accounted for under ASC No. 470, Debt (“ASC 470”). At issuance, the intrinsic value of the BCF totaled $827, based on the difference between the effective conversion price and the fair value of the Company’s common stock at the commitment date of the transaction, and the relative fair value of the 400,000 shares of common stock was $177. The Company, however, is prohibited from issuing the 400,000 shares of common stock or the shares of common stock issuable pursuant to the Third 10% Convertible Note unless stockholder approval of such issuance of securities is obtained as required by applicable NYSE American listing rules. The Company has not yet received stockholder approval of such share issuances. This provision resulted in a contingent beneficial conversion feature that shall be recognized once the contingency is resolved.

The Company recorded debt issuance costs of $200 from the Third 10% Convertible Note. The debt issuance costs are being amortized as non-cash interest expense over the term of the debt. During the three months ended September 30, 2018, non-cash interest expense of $33 was recorded from the amortization of the debt issuance costs.

Pursuant to an amendment dated as of August 31, 2018 to the 10% Convertible Note and the Second 10% Convertible Note, the Company reduced the conversion price to $0.40 from $0.75. The amendment to the embedded conversion options of the 10% Convertible Note and the Second 10% Convertible Note caused a material change in the fair value of the embedded conversion options on these two notes and resulted in a loss on extinguishment of $666. At the time of the amendment, the closing price of the Company’s common stock was in excess of the conversion price, resulting in a BCF. The intrinsic value of the BCF was $1,132 on the 10% Convertible Note and $225 on the Second 10% Convertible Note based on the difference between the effective conversion price and the fair value of the Company’s common stock. The Company, however, is only allowed to issue 8 million shares of common stock pursuant to the 10% Convertible Note and is prohibited from issuing any shares of common stock pursuant to the Second 10% Convertible Note unless stockholder approval of such issuance of securities is obtained as required by applicable NYSE American listing rules. The Company has not yet received stockholder approval of such share issuances. This provision resulted in a contingent beneficial conversion feature that shall be recognized once the contingency is resolved. During the three months ended September 30, 2018, non-cash interest expense of $51 was recorded from the amortization of debt discounts attributed to the portion of the shares currently issuable from the 10% Convertible Note.

(b)	On December 4, 2017, the Company entered into a securities purchase agreement to sell a 5% Convertible Note (the “5% Convertible Note”) and 150,000 shares of restricted common stock to an institutional investor. The principal of the 5% Convertible Note and interest thereon was convertible into shares of common stock at $0.60 per share of common stock, subject to adjustments for lower priced issuances, stock splits, stock dividends, combinations or similar events. The 5% Convertible Note was in the principal amount of $550, included an OID of $50 resulting in net proceeds to the Company of $500, accrued interest at 5% simple interest on the principal amount, and was due on August 13, 2018. Interest only payments were due on a quarterly basis and the principal was due on June 3, 2018.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2018

U.S. dollars in thousands, except share and per share data

At the time of issuance of the 5% Convertible Note, the closing price of the Company’s common stock was in excess of the conversion price, resulting in a BCF accounted for under ASC 470. At issuance, the intrinsic value of the BCF totaled $244 based on the difference between the effective conversion price and the fair value of the Company’s common stock at the commitment date of the transaction. The intrinsic value of the BCF exceeded the proceeds allocated to the relative fair value of the 5% Convertible Note. The BCF was amortized to interest expense over the term of the 5% Convertible Note using the effective interest method. The valuation of the BCF was calculated based on the effective conversion price compared with the market price of the Company’s common stock on the date of issuance of the 5% Convertible Note.

In the aggregate, the Company recorded debt discount in the amount of $550 based on the relative fair values of the 150,000 shares of common stock of $256, BCF of $244 and OID of $50. The debt discount is being amortized as non-cash interest expense over the term of the debt. During the year ended December 31, 2017, non-cash interest expense of $381 was recorded from the amortization of debt discounts. In January 2018, the 5% Convertible Note was converted into 921,645 shares of the Company’s common stock based upon the contractual rights included in the 5% Convertible Note (See Note 21).

(c)	On August 3, 2017, the Company entered into a securities purchase agreement to sell a 12% Convertible Note (the “12% Convertible Note”) and a warrant to purchase 666,666 shares of common stock to an accredited investor. The principal of the 12% Convertible Note may be converted into shares of common stock at $0.55 per share and under the terms of the Warrant, up to 666,666 shares of common stock may be purchased at an exercise price of $0.70 per share.

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

On December 28, 2017, principal and accrued interest of $198 and $5, respectively, on the 12% Convertible Note was satisfied through the issuance of 368,760 shares of the Company’s common stock and the remaining balance was converted into 377,678 shares of the Company’s common stock on January 10, 2018 (See Note 21). The fair value of the warrants was estimated using the Black-Scholes option-pricing method. The risk-free rate of 1.79% was derived from the U.S. Treasury yield curve, matching the term of the warrant, in effect at the measurement date. The volatility factor of 107.3% was determined based on the Company’s historical stock prices.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2018

U.S. dollars in thousands, except share and per share data

(d)	On April 16, 2018, the Company entered into securities purchase agreements to sell (i) a 12% convertible note (the “12% April 2018 Convertible Note”), (ii) a five-year warrant to purchase 993,588 shares of the Company’s common stock at an exercise price of $1.30 per share; and (iii) 200,926 shares of the Company’s common stock to three institutional investors. The 12% April 2018 Convertible Note is convertible into common stock at $0.70 per share, but may only be converted if an event of default thereunder has occurred and not been cured on a timely basis.

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

In aggregate, the Company recorded debt discount in the amount of $885 based on the relative fair values of the warrants, common stock, OID and debt issuance costs of $45. During the three and nine months ended September 30, 2018, non-cash interest expense of $522 and $885, respectively, was recorded from the amortization of debt discounts. The fair value of the warrants was estimated using the Black-Scholes option-pricing method. The risk-free rate of 2.94% was derived from the U.S. Treasury yield curve, matching the term of the warrant, in effect at the measurement date. The volatility factor of 127.9% was determined based on the Company’s historical stock prices. Beginning on May 16, 2018, the Company was required to make six monthly cash payments in the aggregate amount of $304. On August 31, 2018, the Company made its final payment and in aggregate paid principal and accrued interest of $1,722 and $103, respectively, on the 12% April 2018 Convertible Note.

(e)	On January 23, 2018, we entered into a securities purchase agreement with an institutional investor to sell, for an aggregate purchase price of $1,000, a 10% senior convertible promissory note (the “January 2018 10% Convertible Note”) with an aggregate principal face amount of $1,250, a warrant to purchase an aggregate of 625,000 shares of our common stock and 543,478 shares of our common stock. The transactions contemplated by the securities purchase agreement closed on February 8, 2018. The January 2018 10% Convertible Note was convertible into 625,000 shares of the Company’s common stock, a conversion price of $2.00 per share. The exercise price of the warrant to purchase 625,000 shares of the Company’s common stock is $2.20 per share. On February 9, 2018, in addition to the 543,478 shares of common stock provided for pursuant to the securities purchase agreement, the Company issued to the investor an aggregate of 691,942 shares of the Company’s common stock upon the conversion of the entire outstanding principal and accrued interest on the January 2018 10% Convertible Note of $1,384 (See Note 21).

20. COMMITMENTS AND CONTINGENCIES

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

SEPTEMBER 30, 2018

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

21. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 25,000,000 shares of Preferred Stock $0.001 par value. The Board of Directors has designated 500,000 shares as Series B Convertible Preferred Stock (the “Series B Preferred Stock”), 460,000 shares as Series C Convertible Preferred Stock (the “Series C Preferred Stock”), 378,776 shares as Series D Convertible Preferred Stock (the “Series D Preferred Stock”) and 10,000 shares as Series E Convertible Preferred Stock (the “Series E Preferred Stock”). The rights, preferences, privileges and restrictions on the remaining authorized 23,651,224 shares of Preferred Stock have not been determined. The Company’s Board of Directors is authorized to create a new series of preferred shares and determine the number of shares, as well as the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred shares. As of September 30, 2018, there were 125,000 shares of Series B Preferred Stock and no other shares of Preferred Stock issued or outstanding.

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

Common Stock

Common stock confers upon the holders the rights to receive notice to participate and vote in the general meeting of shareholders of the Company, to receive dividends, if and when declared, and to participate in a distribution of surplus of assets upon liquidation of the Company. The Class B common stock carries the voting power of 10 shares of Class A common stock.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2018

U.S. dollars in thousands, except share and per share data

Issuance of Common Stock pursuant to the At the Market Offering

On February 27, 2018, the Company entered into a sales agreement with H.C. Wainwright & Co., LLC (“HCW”) to sell shares of the Company’s common stock, having an aggregate offering price of up to $50 million from time to time, through an “at the market offering” program (the “HCW ATM Offering”) under which HCW acts as sales agent. Between February 27, 2018 and September 30, 2018, the Company had received net proceeds of $18,059 through the sale of 21,241,911 shares of the Company’s common stock through the HCW ATM Offering. The offer and sale of the shares through the HCW ATM Offering were made pursuant to the Company’s effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-222132) filed with the SEC on December 18, 2017, amended on January 8, 2018, and declared effective by the SEC on January 11, 2018, and a prospectus supplement related to the HCW ATM Offering, dated February 27, 2018. The HCW ATM Offering was terminated effective September 23, 2018.

In connection with the termination of the HCW ATM Offering, HCW released DPW from the right of first refusal provisions set forth in the sales agreement. In consideration for the release, the Company agreed to issue HCW 500,000 shares of its common stock and to pay HCW a fee until February 28, 2020 of three percent fee of aggregate gross proceeds received on future financings by the Company and a one percent fee of aggregate gross proceeds received on future financings by the Company’s subsidiaries.

Issuance of Common Stock for Services

During the three and nine months ended September 30, 2018, the Company issued to its consultants a total of 1,000,000 shares and 3,683,059 shares, respectively, of its common stock with an aggregate value of $4,158, an average of $1.13 per share for services rendered.

Issuance of common stock for conversion of debt

On January 3, 2018, accrued interest of $23 on the 10% Convertible Notes was satisfied through the issuance of 38,750 shares of the Company’s common stock.

On January 10, 2018, principal and accrued interest of $202 and $6, respectively, on the 12% Convertible Note was satisfied through the issuance of 377,678 shares of the Company’s common stock (See Note 19d).

On January 12, 2018, principal and accrued interest of $550 and $3, respectively, on the 5% Convertible Note was satisfied through the issuance of 921,645 shares of the Company’s common stock (See Note 19c).

On February 9, 2018, principal and accrued interest of $1,250 and $134, respectively, on the January 2018 10% Convertible Note was satisfied through the issuance of 691,942 shares of the Company’s common stock (See Note 19e).

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

SEPTEMBER 30, 2018

U.S. dollars in thousands, except share and per share data

Issuances of common stock in connection with convertible notes

On February 9, 2018, in conjunction with the securities purchase agreement to sell the January 2018 10% Convertible Note in the principal amount of $1,250, the Company issued 543,478 shares of restricted common stock to the institutional investor (See Note 19c).

On April 16, 2018, in conjunction with the securities purchase agreements to sell the 12% April 2018 Convertible Note in the principal amount of $1,722, the Company issued 200,926 shares of restricted common stock to the institutional investor (See Note 19d).

On May 15, 2018, in conjunction with the securities purchase agreements to sell the 10% Convertible Note in the principal amount of $6,000, the Company issued 344,828 shares of restricted common stock to the institutional investor (See Note 19a). On August 10, 2018, pursuant to an amendment to 10% Convertible Note entered into on July 2, 2018, the Company issued an additional 400,000 shares of restricted common stock to the holder of the note.

Issuances of Common Stock upon Conversion of Series D Preferred Stock

During the nine months ended September 30, 2018, pursuant to the conversion terms of the Series D Preferred Stock, 378,776 shares of the Series D Preferred Stock was converted into 757,552 shares of the Company’s common stock.

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

Treasury Stock

The Company utilizes the cost method of accounting for treasury stock. The cost of reissued shares is determined under the last-in, first-out method. The Company purchased 54,998 shares for $55 during the nine months ended September 30, 2018.

22. RELATED PARTY TRANSACTIONS

a.	The Company has made a strategic investment in AVLP in expectation of future business generated by the Company from MTIX Ltd., an advanced materials and processing technology company located in Huddersfield, West Yorkshire, UK (“MTIX”), a wholly-owned subsidiary of AVLP. The Company’s investments in AVLP consist of convertible promissory notes, warrants and shares of common stock of AVLP. On September 6, 2017, the Company and AVLP entered into a Loan and Security Agreement (“AVLP Loan Agreement”) with an effective date of August 21, 2017 pursuant to which the Company will provide AVLP a non-revolving credit facility of up to $10,000 for a period ending on August 21, 2019, subject to the terms and conditions stated in the Loan Agreement, including that the Company having available funds to grant such credit. At September 30, 2018, the Company has provided loans to AVLP in the principal amount $6,407 and, in addition to the 12% convertible promissory notes, AVLP has issued to the Company warrants to purchase 12,814,440 shares of AVLP common stock. Under the terms of the AVLP Loan Agreement, any notes issued by AVLP are secured by the assets of AVLP. As of September 30, 2018 and December 31, 2017, the Company recorded contractual interest receivable attributed to the AVLP Loan Agreement of $803 and $324, respectively.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2018

U.S. dollars in thousands, except share and per share data

During the nine months ended September 30, 2018 and the year ended December 31, 2017, the Company also acquired in the open market 389,391 shares of AVLP common stock for $371 and 221,333 shares of AVLP common stock for $192, respectively. At September 30, 2018, the closing market price of AVLP’s common stock was $0.94, a decline from $1.75 at December 31, 2017. The Company has determined that its investment in AVLP marketable equity securities are accounted for pursuant to the fair value method and based upon the closing market price of common stock at September 30, 2018, the Company has recognized an unrealized gain of $163.

Philou is AVLP’s controlling shareholder. Mr. Ault is Chairman of AVLP’s Board of Directors and the Chairman of the Company’s Board of Directors. Mr. William B. Horne is the Chief Financial Officer of AVLP and the Chief Financial Officer and a director of the Company.

During the three and nine months ended September 30, 2018, the Company recognized $353 and $3,912 in revenues resulting from its relationship with MTIX, which was acquired by AVLP on August 22, 2017 and is therefore deemed to be a related party. In March 2017, the Company was awarded a 3-year, $50 million purchase order by MTIX to manufacture, install and service the Multiplex Laser Surface Enhancement (“MLSE”) plasma-laser system. Management believes that the MLSE purchase order will be a source of revenue and generate significant cash flows for the Company. However, at September 30, 2018, $3,887 in revenues recognized during the nine months ended September 30, 2018 and year ended December 31, 2017, had not yet been received and was reflected on the financial statements as accounts receivable, related party.

b.	On April 13, 2018, the Company entered into an amended and restated consulting agreement with Mr. Ault pursuant to which the parties thereto agreed to amend and restate that certain independent contractor agreement dated September 22, 2016, by and between the Company and Mr. Ault. In accordance with the terms set forth in the Agreement, Mr. Ault shall continue to serve as the Company’s Chief Executive Officer and Chairman of the Board of Directors in consideration of a monthly fee of $33, effective November 15, 2017. On June 17, 2018, the Company entered into a ten-year executive employment agreement with Mr. Ault. For his services, Mr. Ault will be paid a base salary of $400 per annum. For his services, Mr. Ault was paid $100 and $300 during the three and nine months ended September 30, 2018 and $208 during the year ended December 31, 2017.

c.	On March 9, 2017, the Company entered into a Preferred Stock Purchase Agreement with Philou. Pursuant to the terms of the Preferred Stock Purchase Agreement, Philou may invest up to $5,000 in the Company through the purchase of Series B Preferred Stock over 36 months. Philou has purchased 125,000 shares of Series B Preferred Stock pursuant to the terms of the Purchase Agreement, the most recent purchase having occurred on April 24, 2018 for the purchase of 25,000 shares of Series B Preferred Stock.

d.	Between July 6, 2017 and September 30, 2018, Milton C. Ault, III, the Company’s Chairman and Chief Executive Officer, personally guaranteed the repayment of (i) $8,218 from the sale of Advances on Future Receipts (ii) and $4,781 from the sale of the promissory notes. These personal guarantees were necessary to facilitate the consummation of these financing transactions. Mr. Ault’s payment obligations would be triggered if the Company failed to perform under these financing obligations. Our board of directors has agreed to compensate Mr. Ault for his personal guarantees. The amount of annual compensation for each of these guarantees, which will be in the form of non-cash compensation, is approximately 1.5% of the amount of the obligation.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2018

U.S. dollars in thousands, except share and per share data

e.	During the year ended December 31, 2017, DP Lending made loans to Alzamend Neuro, Inc. (“Alzamend”), in the amount of $44. AVLP is a party to a management services agreement pursuant to which AVLP provides management, consulting and financial services to Alzamend. At June 30, 2018, the outstanding principal under these loans had been repaid. As additional consideration, the Company received a warrant to purchase 22,000 shares of Alzamend’s common stock at an exercise price of $0.30 per share of common stock.

23. SEGMENT, CUSTOMERS AND GEOGRAPHICAL INFORMATION

The Company has five reportable segments as of September 30, 2018 and had two reportable segments as of September 30, 2017; see Note 1 for a brief description of the Company’s business.

The following data presents the revenues, expenditures and other operating data of the Company’s geographic operating segments and presented in accordance with ASC No. 280.

	Nine Months ended September 30, 2018
	DPC	DPL	Enertec	SC Mining	I.AM	Eliminations	Total
Revenue	$8,532	$1,339	$3,374	$—	$—	$—	$13,245
Revenue, cryptocurrency
mining	—	—	—	1,546	—	—	1,546
Revenue, related party	3,912	—	—	—	—	—	3,912
Revenue, restaurant operations	—	—	—	—	$2,087	—	2,087
Revenue, lending activities	194	—	—	—	—	—	194
Inter-segment revenues	30	—	—	—	—	(30)	—
Total revenues	$12,668	$1,339	$3,374	$1,546	$2,087	$(30)	$20,984

Depreciation and
amortization expense	$127	$44	$37	$1,434	$—	$—	$1,642

Loss from operations	$(1,862)	$(498)	$47	$(3,020)	$(5)	$—	$(5,338)
Capital expenditures for
segment assets, as of
September 30, 2018	$349	$1	$38	$9,051	$129	$—	$9,568

Identifiable assets as of
September 30, 2018	$30,113	$1,517	$11,025	$8,245	$2,204	$—	$53,104

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2018

U.S. dollars in thousands, except share and per share data

	Nine Months ended September 30, 2017
	DPC	DPL	Eliminations	Total
Revenue	$5,206	$1,464	$—	$6,670
Inter-segment revenues	43	—	(43)	—
Total revenues	$5,249	$1,464	$(43)	$6,670

Depreciation and
amortization expense	$75	$53	$—	$128

Loss from operations	$(3,277)	$(272)	$—	$(3,549)
Capital expenditures for
segment assets, as of
September 30, 2018	$8	$13	$—	$21

Identifiable assets as of
September 30, 2018	$12,315	$1,666	$—	$13,981

	Three Months ended September 30, 2018
	DPC	DPL	Enertec	SC Mining	I.AM	Eliminations	Total
Revenue	$2,974	$601	$2,156	$—	$—	$—	$5,731
Revenue, cryptocurrency
mining	—	—	—	590	—	—	590
Revenue, related party	353	—	—	—	—	—	353
Revenue, restaurant operations	—	—	—	—	$1,585	—	1,585
Revenue, lending activities	85	—	—	—	—	—	85
Inter-segment revenues	25	—	—	—	—	(25)	—
Total revenues	$3,437	$601	$2,156	$590	$1,585	$(25)	$8,344

Depreciation and
amortization expense	$40	$13	$28	$803	$—	$—	$884

Loss from operations	$(792)	$(47)	$(99)	$(1,170)	$(4)	$—	$(2,112)
Capital expenditures for
segment assets, as of
September 30, 2018	$5	$—	$7	$242	$106	$—	$360

Identifiable assets as of
September 30, 2018	$30,113	$1,517	$11,025	$8,245	$2,204	$—	$53,104

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2018

U.S. dollars in thousands, except share and per share data

	Three Months ended September 30, 2017
	DPC	DPL	Eliminations	Total
Revenue	$2,877	$343	$—	$3,220
Inter-segment revenues	6	—	(6)	—
Total revenues	$2,883	$343	$(6)	$3,220

Depreciation and
amortization expense	$32	$16	$—	$48

Loss from operations	$(1,137)	$(181)	$—	$(1,318)
Capital expenditures for
segment assets, as of
September 30, 2018	$—	$—	$—	$—

Identifiable assets as of
September 30, 2018	$12,315	$1,666	$—	$13,981

Concentration Risk:

The following table provides the percentage of total revenues attributable to a single customer from which 10% or more of total revenues are derived:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018		September 30, 2018

	Total Revenues		Total Revenues
	by Major	Percentage of	by Major	Percentage of
	Customers	Total Company	Customers	Total Company
	(in thousands)	Revenues	(in thousands)	Revenues
Customer A	$—	—	$3,911	19%

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017		September 30, 2017

	Total Revenues		Total Revenues
	by Major	Percentage of	by Major	Percentage of
	Customers	Total Company	Customers	Total Company
	(in thousands)	Revenues	(in thousands)	Revenues
Customer B	$433	13%	$1,062	16%

Revenue from Customer A is related party revenue attributable to Coolisys and revenue from Customer B is also attributable to Coolisys. At September 30, 2018, MTIX represented all of the Company’s accounts and other receivable, related party.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2018

U.S. dollars in thousands, except share and per share data

For the three and nine months ended September 30, 2018 and 2017, total revenues from external customers divided on the basis of the Company’s product lines are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Commercial products	$5,073	$1,342	$13,874	$3,362
Defense products	3,271	1,878	7,110	3,308
Total revenues	$8,344	$3,220	$20,984	$6,670

Financial data relating to geographic areas:

The Company’s total revenues are attributed to geographic areas based on the location. The following table presents total revenues for the three and nine months ended September 30, 2018 and 2017. Other than as shown, no foreign country or region contributed materially to revenues or long-lived assets for these periods:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
North America	$5,167	$2,671	$15,599	$4,746
Europe	693	342	1,338	1,244
Middle East	2,156	—	3,374	—
Other	328	207	673	680
Total revenues	$8,344	$3,220	$20,984	$6,670

24. SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2018 and thru the date of this report being issued and has determined that it does not have any material subsequent events to disclose in these financial statements except for the following.

On October 5, 2018, I.AM entered into a management agreement (the “Management Agreement”) with 876CO LLC (the “Manager”). David J. Krause and Deborah J. Krause are the sole members of the Manager. Pursuant to the Management Agreement, I.AM engaged the Manager to manage the operations of four “Prep Kitchen” restaurants, and such other hospitality venues that I.AM acquires through the efforts of the Manager or David Krause. I.AM agreed to pay the Manager a management fee for each restaurant, (a) for each month that such restaurant is not profitable, $5 per month, or (b) for each month that such restaurant achieves a gross profit, the greater of 6% of the gross revenue for such month, or $5, provided that in the event that payment of the 6% management fee would cause such restaurant to become unprofitable, the Manager will only be entitled to receive as much of the 6% management fee, if greater than $5, as would cause such restaurant to break even. Pursuant to the Management Agreement, if I.AM terminates the Management Agreement without cause, I.AM will be required to pay to the Manager the sum of $1,000. DP Lending entered into a guarantee of payments solely with respect to this termination provision.

On October 11, 2018, we entered into a Securities Purchase Agreement with a certain institutional investor providing for the issuance of (i) an Original Issue Discount Promissory Note in the principal face amount of $565 due December 8, 2018, for a purchase price of $510, and (ii) 400,000 shares of common stock to be issued by the Company, subject to approval of the NYSE American.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2018

U.S. dollars in thousands, except share and per share data

On October 15, 2018, the Company entered into an At-The-Market Issuance Sales Agreement with Wilson-Davis & Co., Inc., (“Wilson-Davis”) to sell shares of the Company’s common stock, having an aggregate offering price of up to $25 million from time to time, through an “at the market offering” program (the “ATM Offering”) under which Wilson-Davis acts as sales agent. Between October 23, 2018 and November 12, 2018, the Company had received net proceeds of $771 through the sale of 3,001,322 shares of the Company’s common stock through the ATM Offering. The offer and sale of the shares through the ATM Offering were made pursuant to the Company’s effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-222132) filed with the SEC on December 18, 2017, amended on January 8, 2018, and declared effective by the SEC on January 11, 2018, and a prospectus supplement related to the ATM Offering, dated October 15, 2018.

During October 2018, in accordance with the terms of 12% term promissory notes in the principal face amount of $789, the Company issued 450,000 shares of its common stock to the investors.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this quarterly report, the “Company,” “DPW Holdings,” “we,” “us” and “our” refer to DPW Holdings, Inc., a Delaware corporation, our wholly-owned subsidiaries, Coolisys Technologies, Inc., Power-Plus Technical Distributors, LLC, Digital Power Lending, LLC, Super Crypto Mining, Inc., Digital Power Limited, Enertec Systems 2001 Ltd. and our majority owned subsidiaries, Microphase Corporation and I.AM, LLC.

Recent Developments

On February 27, 2018, we entered into a Sales Agreement with H.C. Wainwright & Co., LLC (“HCW”) to sell shares of our common stock having an aggregate offering price of up to $50 million from time to time, through an “at the market offering” program (the “HWC ATM Offering”) under which HCW acted as sales agent. The offer and sale of our common stock was made pursuant to our effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-222132) filed with the SEC on December 18, 2017, amended on January 8, 2018, and declared effective by the SEC on January 11, 2018, and a prospectus supplement related to the HCW ATM Offering, dated February 27, 2018. The HCW ATM Offering was terminated effective September 23, 2018

On October 15, 2018, we entered into an At-The-Market Issuance Sales Agreement with Wilson-Davis & Co., Inc., (“Wilson-Davis”) as sales agent to sell shares of our common stock, having an aggregate offering price of up to $25 million from time to time, through an “at the market offering” program. The offer and sale of our common stock will be made pursuant to the Company’s effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-222132) filed with the SEC on December 18, 2017, amended on January 8, 2018, and declared effective by the SEC on January 11, 2018, and a prospectus supplement related to the ATM Offering, dated October 15, 2018. Subject to the terms and conditions of the At-The-Market Issuance Sales Agreement, Wilson-Davis will use its commercially reasonable efforts to sell shares of our common stock, based upon our instructions, consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and rules of the NYSE American. We will pay to Wilson-Davis a commission in an amount equal to 4.0% of the gross sales price per share of common stock sold through the ATM Offering as sales agent under the At-The-Market Issuance Sales Agreement.

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

We were originally a solution-driven organization that designed, developed, manufactured and sold high-grade customized and flexible power system solutions for the medical, military, telecom and industrial markets. Although we intend to seek growth through acquisitions, we will continue to focus on high-grade and custom product designs for the commercial, medical and military/defense markets, where customers demand high density, high efficiency and ruggedized products to meet the harshest and/or military mission critical operating conditions.

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

On May 23, 2018, DP Lending entered into and closed a securities purchase agreement to acquire 98.1% of I.AM, Inc. (“I.AM”), for a purchase price of $1. I.AM owns and operates the Prep Kitchen brand restaurants located in the San Diego area. I.AM owed DP Lending $1,715 in outstanding principal, pursuant to a loan and security agreement, between I.AM and DP Lending, that I.AM used to acquire the restaurants. The purchase agreement provides that, as I.AM repays the outstanding loan to DP Lending in accordance with the loan agreement, DP Lending will on a pro rata basis transfer shares of common stock of I.AM to David J. Krause, up to an aggregate of 471 shares.

We are a Delaware corporation with our corporate office located at 201 Shipyard Way, Suite E, Newport Beach, California 92663. Our phone number is 510-657-2635 and our website address is www.dpwholdings.com.

Results of Operations

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

The following table summarizes the results of our operations for the three months ended September 30, 2018 and 2017.U.S dollar amounts are in thousands, except shares and per share data.

	For the Three Months Ended
	September 30,
	2018	2017

Revenue	$5,731	$3,220
Revenue, cryptocurrency mining	590	—
Revenue, related party	353	—
Revenue, restaurant operations	1,585	—
Revenue, lending activities	85	—
Total revenue	8,344	3,220
Cost of revenue	6,317	2,124
Gross profit	2,027	1,096
Total operating expenses	6,216	2,414

Loss from operations	(4,189)	(1,318)
Interest expense	(3,359)	(753)
Loss before income taxes	(7,548)	(2,071)
Income tax benefit	23	—
Net loss	(7,525)	(2,071)
Less: Net loss attributable to non-controlling interest	74	104
Net loss attributable to DPW Holdings	$(7,451)	$(1,967)
Preferred deemed dividends on Series B and Series C Preferred Stock	-	-
Preferred dividends on Series C Preferred Stock	—	(27)
Net loss available to common stockholders	$(7,451)	$(1,994)

Basic and diluted net loss per common share	$(0.11)	$(0.15)

Basic and diluted weighted average common shares outstanding	67,869,778	13,745,540

Comprehensive Loss
Loss available to common stockholders	$(7,451)	$(1,994)
Other comprehensive income (loss)
Foreign currency translation adjustment	(78)	42
Net unrealized loss on securities available-for-sale	(1,342)	(43)
Other comprehensive income (loss)	(1,420)	(1)
Total Comprehensive loss	$(8,871)	$(1,995)

Revenues

Our revenues increased by $5,124, or 159%, to $8,344 for the three months ended September 30, 2018, from $3,220 for the three months ended September 30, 2017. The increase in revenue was primarily due to our acquisition of 98.1% of the outstanding equity interests of I.AM on May 23, 2018, combined with our acquisitions of all of the outstanding equity interests of Power-Plus on September 1, 2017 and Enertec on May 23, 2018. Revenues generated by these three acquisitions during the three months ended September 30, 2018, represented $3,877 of our increase in revenues. Excluding the increase in revenues that were generated by our recent acquisitions, the Company generated revenues of $4,468, which represented an increase of $1,248. As discussed below, the increase of $944 from the three months ended September 30, 2017, was primarily due to our cryptocurrency mining operations and on revenue from the manufacture of the Multiplex Laser Surface Enhancement (“MLSE”) plasma-laser system.

Revenues, cryptocurrency mining

In January 2018, we formed Super Crypto Mining, Inc. (“SC Mining”), a wholly-owned subsidiary. SC Mining was established to operate our newly formed cryptocurrency business, which is pursuing a variety of digital currencies. We are mining the top three cryptocurrencies for our own account. These cryptocurrencies include Bitcoin, Litecoin and Ethereum. During the three months ended September 30, 2018, we recognized $590 of revenues generated by SC Mining.

Revenues, related party

During the three months ended September 30, 2018, we recognized $353 in revenues resulting from our relationship with MTIX Limited, a company formed under the laws of England and Wales (“MTIX”). MTIX was acquired by AVLP on August 22, 2017 and is therefore deemed to be a related party. In March 2017, the Company was awarded a 3-year, $50 million purchase order by MTIX to manufacture, install and service the Multiplex Laser Surface Enhancement (“MLSE”) plasma-laser system. Management believes that the MLSE purchase order will be a source of revenue and generate significant cash flows for the Company. However, at September 30, 2018, $3,888 was reflected on the financial statements as accounts receivable, related party.

Gross Margins

Gross margins decreased to 24.3% for the three months ended September 30, 2018 compared to 34.0% for the three months ended September 30, 2017. The decrease in gross margins was partially attributable to the lower margin revenue of $353 from MTIX, a related party, with gross margins of 22.6% combined with negative margins of (158.9%) on revenues of $590 at SC Mining. The negative gross margins at SC Mining are attributed to monthly recurring fixed costs at our colocation facilities which temporarily exceed the revenues from our mining operations while we place our miners in service. If we had not recognized revenue, and the related cost of revenue, from SC Mining and our contract with MTIX, then our adjusted gross margins for the three months ended September 30, 2018 would have been 38.9%. The increase in gross margins from 34.0% to 38.9% is mainly attributable to higher gross margins related to restaurant operations.

Engineering and Product Development

Engineering and product development expenses increased by $28 to $334 for the three months ended September 30, 2018 from $306 for the three months ended September 30, 2017. The increase is primarily attributed to our acquisition of Enertec. Due to the timing of the acquisition of Enertec, May 23, 2018, during the three months ended September 30, 2018 Enertec reported $58 in engineering and product development expenses and was excluded from the prior-year period.

Selling and Marketing

Selling and marketing expenses were $791 for the three months ended September 30, 2018 compared to $423 for the three months ended September 30, 2017, an increase of $368. Our acquisition of Power-Plus, Enertec and I.AM accounted for $131, $133 and $85, respectively, of the increase in selling and marketing expenses. The remaining increase of $19 is attributed to an increase in personnel costs directly attributed to sales and marketing personnel at our UK based operations.

General and Administrative

General and administrative expenses were $5,088 for the three months ended September 30, 2018 compared to $1,685 for the three months ended September 30, 2017, an increase of $3,403. Our acquisitions of Enertec and I.AM accounted for $1,399 of the increase in general and administrative expenses. The adjusted increase of $2,004 from the comparative prior period was mainly due to higher stock-based compensation expenses, an increase in legal and audit costs, an increase in investor relationship costs and hiring of additional consultants to build an infrastructure in anticipation of our future growth and the increase in cost attributed to the hiring of a new Chief Financial Officer. The remaining increase in general and administrative expenses is due to various costs, none of which are significant individually.

4

•

In aggregate, we incurred $1,352 of stock-based compensation during the three months ended September 30, 2018. Of this amount, $697 was from issuances of equity-based awards pursuant to our Plans and $655 was from stock, options and warrants which were issued outside the Plans. It has been our policy to allocate the majority of stock-based compensation to general and administrative expense. During the three months ended September 30, 2018 and 2017, and inclusive of equity-based awards issued outside the Plans, we recorded $1,352 and $517, respectively, of stock-based compensation in general and administrative expense.

•

Beginning during the quarter ended December 31, 2016, we spent significant effort on expanding our investor base and on hiring additional consultants to assist building an infrastructure to support our anticipated growth. These efforts were continued during the three months ended September 30, 2018 and resulted in an increase of $113 in costs attributed to investor relations and other consulting fees.

•

During January 2018 we hired a new Chief Financial Officer and in September 2017 we hired a senior executive to assist in management at Coolisys. These two hires resulted in an overall increase in payroll expense of approximately $98 during the three months ended September 30, 2018.

•

Finally, in January 2018 we established SC Mining, our digital currency blockchain mining subsidiary and DP Lending, our commercial lending subsidiary. During the three months ended September 30, 2018, general and administrative costs attributed to these subsidiaries were $534.

Interest (expense) income, net

Interest expense was $3,359 for the three months ended September 30, 2018 compared to $753 for the three months ended September 30, 2017. The increase in interest expense for the three months ended September 30, 2018 is primarily related to the amortization of debt discount, in the aggregate amount of $3,034, resulting from original issue discount from the issuance of warrants in conjunction with the sale of debt instruments in the aggregate amount of $27,673. During the three months ended September 30, 2018, as a result of these issuances, non-cash interest expense of $3,034 was recorded from the amortization of debt discount and debt financing costs. The remaining increase in interest expense was due to an increase in the amount of the Company’s total borrowings and which was primarily offset by interest income and the accretion of original issue discount pursuant to the Loan and Security Agreement entered into on September 6, 2017, between the Company and AVLP (“AVLP Loan Agreement”) of $712.

Operating Loss

The Company recorded an operating loss of $4,189 for the three months ended September 30, 2018 compared to an operating loss of $1,318 for the three months ended September 30, 2017. The increase in operating loss is mostly attributable from the increase of general and administrative expenses.

Net Loss

For the foregoing reasons, our net loss for the three months ended September 30, 2018, was $7,525 compared to a net loss of $2,071 for the three months ended September 30, 2017. After taking into consideration the loss attributable to the non-controlling interest of the minority shareholders of Microphase during the three months ended September 30, 2018 and 2017, of $74 and $104, respectively, and preferred dividends of nil and $27 during the three months ended September 30, 2018 and 2017, respectively, the net loss available to common shareholders during the three months ended September 30, 2018 and 2017, was $7,451 and $1,994, respectively.

As reflected in our consolidated statement of cash flows for the three months ended September 30, 2018 and 2017, our reported net loss is comprised of non-cash charges of $4,710 and $1,206, respectively. A summary of these non-cash charges is as follows:

	For the Three Months Ended
	September 30,
	2018	2017
Interest expense – debt discount	$3,034	$652
Stock-based compensation	1,352	517
Depreciation and amortization	918	54
Interest expense on conversion of promissory notes to common stock	—	0
Accretion of original issue discount on notes receivable – related party	(594)	(17)
Non-cash items included in net loss	$4,710	$1,206

Other comprehensive loss

Other comprehensive loss was $1,420 and $1, respectively, for the three months ended September 30, 2018 and 2017. Other comprehensive loss for the three months ended September 30, 2018, which decreased our equity, reflects the impact of the weakening of the British Pound on the equity of DP Limited combined with unrealized losses in our investments in marketable securities, primarily in the warrants that we received as a result of our investment in Avalanche International, Corp., or AVLP, a related party. During the three months ended September 30, 2017, the effect of the foreign currency adjustment of the British Pound was offset by unrealized losses in our investments in marketable securities.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

The following table summarizes the results of our operations for the nine months ended September 30, 2018 and 2017. U.S dollar amounts are in thousands, except shares and per share data.

	For the Nine Months Ended
	September 30,
	2018	2017

Revenue	$13,245	$6,670
Revenue, cryptocurrency mining	1,546	—
Revenue, related party	3,912	—
Revenue, restaurant operations	2,087	—
Revenue, lending activities	194	—
Total revenue	20,984	6,670
Cost of revenue	16,204	4,136
Gross profit	4,780	2,534
Total operating expenses	16,036	6,083

Loss from operations	(11,256)	(3,549)
Interest expense	(9,378)	(1,367)
Loss before income taxes	(20,634)	(4,916)
Income tax benefit	17	—
Net loss	(20,617)	(4,916)
Less: Net loss attributable to non-controlling interest	218	216
Net loss attributable to DPW Holdings	$(20,399)	$(4,700)
Preferred deemed dividends on Series B and Series C Preferred Stock	(108)	(319)
Preferred dividends on Series C Preferred Stock	—	(35)
Net loss available to common stockholders	$(20,507)	$(5,054)

Basic and diluted net loss per common share	$(0.39)	$(0.46)

Basic and diluted weighted average common shares outstanding	52,977,059	10,884,948

Comprehensive Loss
Loss available to common stockholders	$(20,507)	$(5,054)
Other comprehensive income (loss)
Foreign currency translation adjustment	(210)	141
Net unrealized loss on securities available-for-sale	(6,788)	(43)
Other comprehensive income (loss)	(6,998)	98
Total Comprehensive loss	$(27,505)	$(4,956)

Revenues

Our revenues increased by $14,314 or 215% to $20,984 for the nine months ended September 30, 2018, from $6,670 for the nine months ended September 30, 2017. The increase in revenue was primarily due to our four acquisitions completed during 2017 and 2018. Revenues generated by these four acquisitions during the nine months ended September 30, 2018, represented $8,783 of our increase in revenues. Excluding the increase in revenues that were generated by our recent acquisitions, the Company generated revenues of $12,202, which represented an increase of $5,532. As discussed below, the increase of $5,532 from the nine months ended September 30, 2017, was primarily due to our cryptocurrency mining operations and on revenue from the manufacture of the Multiplex Laser Surface Enhancement (“MLSE”) plasma-laser system.

Revenues, cryptocurrency mining

In January 2018, we formed SC Mining. During the nine months ended September 30, 2018, we recognized $1,546 of revenues generated by SC Mining.

Revenues, related party

During the nine months ended September 30, 2018, we recognized $3,912 in revenues resulting from our relationship with MTIX. In March 2017, the Company was awarded a 3-year, $50 million purchase order by MTIX to manufacture, install and service the MLSE plasma-laser system.

Gross Margins

Gross margins decreased to 22.8% for the nine months ended September 30, 2018 compared to 38.0% for the nine months ended September 30, 2017. The decrease in gross margins was partially attributable to the lower margin revenue of $3,912 from MTIX, a related party, with gross margins of 21.6% combined with negative margins of (118.8%) on revenues of $1,546 at SC Mining. The negative gross margins at SC Mining are attributed to monthly recurring fixed costs at our colocation facilities which temporarily exceed the revenues from our mining operations while we place our miners in service. If we had not recognized revenue, and the related cost of revenue, from SC Mining and our contract with MTIX, then our adjusted gross margins for the nine months ended September 30, 2018 would have been 38.6%. The increase in gross margins from 38.0% to 38.6% is mainly attributable to an increase in costs of our commercial products sold in our U.S. operations, which historically have had much greater gross margins, offset by higher gross margins related to restaurant operations.

Engineering and Product Development

Engineering and product development expenses increased by $246 to $1,044 for the nine months ended September 30, 2018 from $798 for the nine months ended September 30, 2017. The increase is primarily attributed to our acquisition of Microphase. Due to the timing of the acquisitions of Microphase, June 2, 2017, and Enertec, May 23, 2018. Enertec engineering and product development costs for the nine months ended September 30, 2018 were $58. During the prior-year period, Microphase reported $173 in engineering and product development expenses as opposed to $354 during the nine months ended September 30, 2018.

Selling and Marketing

Selling and marketing expenses were $2,291 for the nine months ended September 30, 2018 compared to $1,045 for the nine months ended September 30, 2017, an increase of $1,246. Our acquisition of Microphase, Power-Plus, Enertec and I.AM accounted for $95, $559, $231 and $99, respectively, of the increase in selling and marketing expenses. The remaining increase of $262 is attributed to an increase in personnel costs directly attributed to sales and marketing personnel at our U.S. and UK based operations. Throughout the quarter ended March 31, 2017, we augmented our sales and marketing team in the U.S. with the addition of a Vice President of Business Development and two regional sales managers. The increase in selling and marketing expenses is partially attributed to the increase in salaries and benefits and travel related costs for the three new sales and marketing positions. Due to the timing of these personnel additions, the full cost was only partially realized during the three months ended March 31, 2017. Further, during December 2017, we hired a Sales Director at our UK operations.

General and Administrative

General and administrative expenses were $12,698 for the nine months ended September 30, 2018 compared to $4,240 for the nine months ended September 30, 2017, an increase of $8,458. Our acquisitions of Microphase, Enertec and I.AM accounted for $2,294 of the increase in general and administrative expenses. The adjusted increase of $6,164 from the comparative prior period was mainly due to higher stock-based compensation expenses, an increase in legal and audit costs, an increase in investor relationship costs and hiring of additional consultants to build an infrastructure in anticipation of our future growth and the increase in cost attributed to the hiring of a new Chief Financial Officer. The remaining increase in general and administrative expenses is due to various costs, none of which are significant individually.

8

•

In aggregate, we incurred $4,163 of stock-based compensation during the nine months ended September 30, 2018. Of this amount, $2,235 was from issuances of equity-based awards pursuant to our Plans and $1,928 was from stock, options and warrants which were issued outside the Plans. It has been our policy to allocate the majority of stock-based compensation to general and administrative expense. During the nine months ended September 30, 2018 and 2017, and inclusive of equity-based awards issued outside the Plans, we recorded $4,133 and $1,225, respectively, of stock-based compensation in general and administrative expense.

•

We experienced an aggregate increase of $284 in audit and legal fees due to an overall increase in the operations conducted and the level of complexity and significant number of the transactions entered into during the nine months ended September 30, 2018.

•

Beginning during the quarter ended December 31, 2016, we spent significant effort on expanding our investor base and on hiring additional consultants to assist building an infrastructure to support our anticipated growth. These efforts were continued during the nine months ended September 30, 2018 and resulted in an increase of $848 in costs attributed to investor relations and other consulting fees.

•

During January 2018 we hired a new Chief Financial Officer and in September 2017 we hired a senior executive to assist in management at Coolisys. These two hires resulted in an overall increase in payroll expense of approximately $330 during the nine months ended September 30, 2018.

•

Finally, we recently established SC Mining, our digital currency blockchain mining subsidiary, and DP Lending, our commercial lending subsidiary. During the nine months ended September 30, 2018, general and administrative costs attributed to these subsidiaries were $1,050.

Interest (expense) income, net

Interest expense was $9,378 for the nine months ended September 30, 2018 compared to $1,367 for the nine months ended September 30, 2017. The increase in interest expense for the nine months ended September 30, 2018 is primarily related to the amortization of debt discount, in the aggregate amount of $8,813 resulting from original issue discount on the issuance of warrants in conjunction with the sale of debt instruments in the aggregate amount of $27,673. During the nine months ended September 30, 2018, as a result of these issuances, non-cash interest expense of $8,813 was recorded from the amortization of debt discount and debt financing costs. The remaining increase in interest expense was due to an increase in the amount of the Company’s total borrowings and which was primarily offset by interest income and the accretion of original issue discount pursuant to the Loan and Security Agreement entered into on September 6, 2017, between the Company and AVLP (“AVLP Loan Agreement”) of $1,931.

Operating Loss

The Company recorded an operating loss of $11,326 for the nine months ended September 30, 2018 compared to an operating loss of $3,549 for the nine months ended September 30, 2017. The increase in operating loss is mostly attributable from the increase of general and administrative expenses.

Net Loss

For the foregoing reasons, our net loss for the nine months ended September 30, 2018, was $20,617 compared to a net loss of $4,916 for the nine months ended September 30, 2017. After taking into consideration the loss attributable to the non-controlling interest of the minority shareholders of Microphase of $218 and $216 and preferred dividends of $108 and $319 during the nine months ended September 30, 2018 and 2017, respectively, the net loss available to common shareholders during the nine months ended September 30, 2018 and 2017, was $20,507 and $5,054, respectively.

As reflected in our consolidated statement of cash flows for the nine months ended September 30, 2018 and 2017, our reported net loss is comprised of non-cash charges of $13,195 and $2,619, respectively. A summary of these non-cash charges is as follows:

	For the Nine Months Ended
	September 30,
	2018	2017
Interest expense – debt discount	$8,813	$1,239
Stock-based compensation	4,163	1,269
Depreciation and amortization	1,743	134
Interest expense on conversion of promissory notes to common stock	—	13
Accretion of original issue discount on notes receivable – related party	(1,524)	(36)
Non-cash items included in net loss	$13,195	$2,619

Other comprehensive income (loss)

Other comprehensive income (loss) was ($6,998) and $98, respectively, for the nine months ended September 30, 2018 and 2017. Other comprehensive loss for the nine months ended September 30, 2018, which decreased our equity, reflects the impact of the weakening of the British Pound on the equity of DP Limited combined with unrealized losses in our investments in marketable securities, primarily in the warrants that we received as a result of our investment in AVLP, a related party. During the nine months ended September 30, 2017, the effect of the foreign currency adjustment from the weakening of the British Pound was partially offset by unrealized losses in our investments in marketable securities.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2018, we had cash and cash equivalents of $703. This compares with cash and cash equivalents of $1,478 at December 31, 2017. The increase in cash and cash equivalents was primarily due to cash provided by financing activities being slightly in excess of the amount of cash used in operating and investing activities.

Net cash used in operating activities totaled $9,430 for the nine months ended September 30, 2018, compared to net cash used by operating activities of $1,577 for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, the increase in net cash used in operating activities compared to the nine months ended September 30, 2017 was mainly due to the net loss for the nine months ended September 30, 2018 of $20,617. The net loss was partially offset by a number of non-cash charges, the amortization of debt discount of $8,813 and stock-based compensation of $4,163, an increase in accounts receivable, related party of $3,517 and accounts payable and accrued expenses of $1,923 and decreases in our accounts receivable of $876.

Net cash used in investing activities was $19,916 for the nine months ended September 30, 2018 compared to $4,384 of net cash used in investing activities for the nine months ended September 30, 2017. The increase of the net usage of cash from investing activities was primarily attributed to the purchase of property and equipment at SC Mining, the investment in AVLP, the acquisition of Enertec and investments in debt and equity securities.

Net cash provided by financing activities was $28,791 and $5,194 for the nine months ended September 30, 2018 and 2017, respectively. The financing activities primarily related to the sale of 21,241,911 shares of common stock through a registered direct offering and from our ATM Offering for net proceeds of $18,059, net proceeds from the Company’s debt financings and from advances of future receipts of $27,673 which was offset by payments on debt instruments of $20,088 and proceeds from the exercise of options and warrants of $965.

Historically, we have financed our operations principally through issuances of convertible debt, promissory notes and equity securities. During 2018, as reflected below, we continued to successfully obtain additional equity and debt financing and in restructuring existing debt.

•	On January 23, 2018, we entered into a securities purchase agreement with an institutional investor to sell, for an aggregate purchase price of $1,000, a 10% senior convertible promissory note (the “Note”) with an aggregate principal face amount of $1,250, a warrant to purchase an aggregate of 625,000 shares of our common stock and 543,478 shares of our common stock. The transactions contemplated by the securities purchase agreement closed on February 8, 2018. The Note is convertible into 625,000 shares of our common stock, a conversion price of $2.00 per share, subject to adjustment. The exercise price of the warrant to purchase 625,000 shares of our common stock is $2.20 per share, subject to adjustment. On February 9, 2018, in addition to the 543,478 shares of common stock provided for pursuant to the securities purchase agreement, we issued to the investor an aggregate of 691,942 shares of our common stock upon the conversion of the entire outstanding principal and accrued interest on the Note of $1,384.

•	On January 25, 2018, we issued two 5% promissory notes, each in the principal face amount of $2,500 for an aggregate debt of $5,000 to two institutional investors. The proceeds from the two promissory notes was used to purchase 1,000 Antminer S9s manufactured by Bitmain Technologies, Inc. in connection with our mining operations. We received delivery of the Miners on February 1, 2018. On March 27, 2018, we paid the principal and accrued interest on each of the 5% promissory notes.

•	On February 20, 2018, we issued a promissory note in the principal face amount of $900 to an accredited investor. This promissory note included an original issue discount (“OID”) of $150 resulting in net proceeds of $750. The principal and OID on this note was due and payable on March 22, 2018. On March 23, 2018, we entered into a new promissory note in the principal amount of $1,750 for a term of two months, subject to our ability to prepay within one month. The interest rate payable on this new promissory note was twenty percent per thirty calendar days, payable in a lump sum on the maturity date. We also issued to the lender a warrant to purchase 1,250,000 shares of our common stock at an exercise price of $1.15 per share, pursuant to a consulting agreement. The principal amount of the new promissory note consisted of net proceeds of $1,000 and the cancellation of the principal of $750 from the February 20, 2018 promissory note. The interest on the February 20, 2018 note in the amount of $150 was paid to the lender prior to entering into the new promissory note. On April 23, 2018, we paid the entire outstanding principal and accrued interest on the new promissory note of $2,100.

•	On February 26, 2018, we issued a 10% promissory note in the principal face amount of $330 to an accredited investor. This promissory note included an OID of $30 resulting in net proceeds to us of $300. The principal and accrued interest on this note was due and payable on April 12, 2018, subject to a 30-day extension available to us. This 10% promissory note was paid on April 27, 2018.

•

On February 27, 2018, we entered into a Sales Agreement with H.C. Wainwright & Co., LLC (“HCW”) to sell shares of common stock having an aggregate offering price of up to $50,000 (the “Shares”) from time to time, through an “at the market offering” program (the “HCW ATM Offering”) under which HCW acted as sales agent. The offer and sale of the Shares was made pursuant to our effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-222132) filed with the SEC on December 18, 2017, amended on January 8, 2018, and declared effective by the SEC on January 11, 2018, and a prospectus supplement related to the HCW ATM Offering, dated February 27, 2018. The HCW ATM Offering was terminated effective September 23, 2018.

•	On March 23, 2018, we entered into a securities purchase agreement to sell and issue a 12% promissory note and a warrant to purchase 300,000 shares of common stock to an accredited investor if the promissory note is paid in full on or before May 23, 2018, or up to 450,000 shares of common stock, if the promissory note is paid by June 22, 2018. The promissory note was issued with a 10% OID. The promissory note is in the principal amount of $1,000 and was sold for $900, bears interest at 12% simple interest on the principal amount, and is due on June 22, 2018. Interest only payments are due, in arrears, on a monthly basis commencing on April 23, 2018. The exercise price of the warrant is $1.15 per share. The promissory note is unsecured by any of our assets but is guaranteed by our Chief Executive Officer.

•	On March 27, 2018, we issued a 10% promissory note in the principal face amount of $200 to an accredited investor. The principal and accrued interest on this note was due and payable on March 29, 2018. Between March 29 and April 24, 2018, we paid the entire outstanding principal on this 10% promissory note of $200.

•	On April 16, 2018, we entered into securities purchase agreements with three institutional investors to sell, for an aggregate purchase price of $1,550, 12% secured convertible promissory notes (“Convertible Notes”) with an aggregate principal face amount of $1,722, warrants to purchase an aggregate of 993,588 shares of our common stock, and an aggregate of 200,926 shares of our common stock. The Convertible Notes bear simple interest at 12% on the principal amount with a guarantee of interest during the initial six months in the amount of $103. Beginning on May 16, 2018, we were required to make six monthly cash payments in the aggregate amount of $304 until the Convertible Notes are satisfied in full, which was to occur on October 16, 2018. On August 31, 2018, the Company made its final payment and in aggregate paid principal and accrued interest of $1,722 and $103, respectively, on the 12% April 2018 Convertible Notes. The warrants entitle the holders to purchase, in the aggregate, up to 993,588 shares of our common stock at an exercise price of $1.30 per share for a period of five years subject to certain beneficial ownership limitations.

•	On May 15, 2018, we entered into securities purchase agreements with certain investors for the sale and issuance of an aggregate of 7,691,775 shares of our Class A common stock, and five-year warrants to purchase such number of shares of common stock equal to the shares of common stock purchased by the investors. We received aggregate consideration of $6,000, consisting of cash and the cancellation of short-term advances of $3,225 and $2,775, respectively. These securities were issued pursuant to our registration statement filed with the Securities and Exchange Commission (File No. 333-222132) which became effective on January 11, 2018.

•	On May 15, 2018, we entered into a securities purchase agreement with an institutional investor providing for the issuance of (i) a 10% senior secured convertible promissory note (the “10% Convertible Note”) with a principal face amount of $6,000, (ii) a five-year warrant to purchase 1,111,111 shares of the Company’s common stock (the “Series A Warrant Shares”) at an exercise price of $1.35 (the “Series A Warrant”), (iii) a five-year warrant to purchase 1,724,138 shares of the Company’s common stock (the “Series B Warrant Shares” and with the Series A Warrant Shares, the “Warrant Shares”) at an exercise price of $0.87 per share (the “Series B Warrant” and together with the Series A Warrant, the “Warrants”), and (iv) 344,828 shares of our common stock. Initially, the 10% Convertible Note was convertible into our common stock at $0.75 per share, but could only be converted if an event of default thereunder had occurred and not been cured on a timely basis. Pursuant to an amendment dated as of August 31, 2018, we reduced the conversion price to $0.40 from $0.75. Further, on September 25, 2018, we entered into an agreement to amend the maturity date on the 10% Convertible Note, pursuant to which amendment the amortization schedule of the 10% Convertible Note provides for 13 monthly payments in the amount of $309, and for the fourteenth payment to be in the amount of $1,011, plus accrued and unpaid interest. Each such amortization payment shall be made in cash or Bitcoin

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

•	On July 2, 2018, we entered into a securities purchase agreement with an institutional investor providing for the issuance of (i) a second 10% senior secured convertible promissory note (the “Second 10% Convertible Note”) with a principal face amount of $1,000, which Second 10% Convertible Note was initially convertible into our common stock at $0.75 per share and (ii) an additional 400,000 of the Company’s common stock to be issued in connection with the 10% Convertible Note. Pursuant to an amendment dated as of August 31, 2018, we reduced the conversion price to $0.40 from $0.75. The Second 10% Convertible Note matures on January 1, 2019.

•

On August 31, 2018, we entered into a securities purchase agreement with the institutional investor providing for the issuance of (i) a third 10% convertible note (the “Third 10% Convertible Note” and with the 10% Convertible Note and the Second 10% Convertible Note, the “10% Convertible Notes”) with a principal face amount of $2,000, which Third Convertible Note is convertible into 5,000,000 shares of our common stock at $0.40 per share and (ii) an additional 620,000 of our common stock. The shares of common stock issuable pursuant to the Third 10% Convertible Note will not be issued to the institutional investor until we shall have obtained approval of the NYSE American and our stockholders. The Third 10% Convertible Note matures on February 15, 2019.

•	On August 10, 2018, DP Lending issued a 12% promissory note in the principal amount of $550 to an accredited investor. This promissory note included an OID of $50 resulting in net proceeds of $500. The principal and accrued interest on this note is due and payable on August 10, 2019.

•	On August 16, 2018, we entered into a securities purchase agreement with certain institutional investors providing for the issuance of (i) secured promissory notes (the “Notes”) in the aggregate principal face amount of $1,212 due February 15, 2019, at an interest rate of eight percent (8%) per annum for which we received an aggregate of $1,010, and (ii) an aggregate of 400,000 shares of common stock to be issued by us, subject to approval of the NYSE American.

•	On August 23, 2018, DP Lending issued a promissory note in the principal amount of $85 to an accredited investor. This promissory note included an OID of $10 resulting in net proceeds of $75. The principal and accrued interest on this note was due and payable on September 24, 2018, subject to a 28-day extension available to DP Lending.

•	On August 28, 2018, DP Lending issued a promissory note in the principal amount of $115 to an accredited investor. This promissory note included an OID of $15 resulting in net proceeds of $100. The principal and accrued interest on this note was due and payable on September 14, 2018, subject to a 10-business day cure period available to DP Lending. This promissory note was paid on September 21, 2018.

•	During September 2018, we issued to institutional investors 12% term promissory notes in the principal face amount of $789, with an interest rate of 12% for a purchase price of $750. The outstanding principal face amount, plus any accrued and unpaid interest, is due by December 31, 2018, or as otherwise provided in accordance with the terms set forth therein. In accordance with the notes, we also agreed to issue 450,000 shares of our common stock to the investors. The notes contain standard and customary events of default.

•	On October 11, 2018, we entered into a Securities Purchase Agreement with a certain institutional investor providing for the issuance of (i) an Original Issue Discount Promissory Note in the principal face amount of $565 due December 8, 2018, for a purchase price of $510, and (ii) 400,000 shares of common stock to be issued by the Company, subject to approval of the NYSE American.

•

On October 15, 2018, we entered into an At-The-Market Issuance Sales Agreement with Wilson-Davis & Co., Inc. (“Wilson-Davis”) to sell shares of our common stock, having an aggregate offering price of up to $25 million from time to time, through an “at the market offering” program (the “ATM Offering”) under which Wilson-Davis acts as sales agent. The offer and sale of the shares through the ATM Offering will be made pursuant to our effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-222132) filed with the SEC on December 18, 2017, amended on January 8, 2018, and declared effective by the SEC on January 11, 2018, and a prospectus supplement related to the ATM Offering, dated October 15, 2018.

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

Our principal executive officer and principal financial officer, with the assistance of other members of the Company's management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report and has determined that our disclosure controls and procedures were not effective as of September 30, 2018 due to certain material weaknesses as described herein.

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

During January 2018 we hired a new Chief Financial Officer and engaged the services of a financial accounting advisory firm. During September 2018 we hired a Chief Accounting Officer to tasked with expanding and monitoring the Company’s internal controls, to provide an additional level of review of complex financial issues and to assist with financial reporting. Further, until we expand our internal accounting department, the Chairman of the Audit Committee shall perform the following:

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

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2018, pursuant to the Company’s 2017 Stock Incentive Plan, the Company issued an aggregate of 1,583,059 shares of its common stock as payment for services to its consultants. The shares were valued at $2,640, an average of $1.67 per share.

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

On May 8, 2018, the Company issued to its consultant 400,000 shares of its common stock with an aggregate value of $328 for services rendered.

On August 10, 2018, the Company issued to its consultant 1,000,000 shares of its common stock with an aggregate value of $400 for services rendered.

On October 5, 2017, Ault & Company purchased 75,000 shares of our common stock at $0.60 per share and a warrant to purchase up to 75,000 shares of our common stock at $0.60 per share for an aggregate purchase price of $45. These shares and warrants were issued by the Company on May 8, 2018.  Ault & Company is controlled by Mr. Milton Ault, our Chairman and Chief Executive Officer.

On October 11, 2018, we entered into a Securities Purchase Agreement with a certain institutional investor providing for the issuance of (i) an Original Issue Discount Promissory Note in the principal face amount of $565 due December 8, 2018, for a purchase price of $510, and (ii) 400,000 shares of common stock to be issued by the Company, subject to approval of the NYSE American.

During October 2018, in accordance with the terms of 12% term promissory notes in the principal face amount of $789, the Company issued 450,000 shares of its common stock to the investors.

The foregoing issuances and sales and purchases were exempt from registration upon reliance of Section 4(a)(2) and Regulation D promulgated thereunder.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

On May 15, 2018, the Company entered into a securities purchase agreement to sella 10% convertible note (the “10% Convertible Note”), On September 25, 2018, the Company entered into an agreement to amend the maturity date on the 10% Convertible Note, pursuant to which amendment the amortization schedule of the 10% Convertible Note provides for 13 monthly payments in the amount of $309, and for the fourteenth payment to be in the amount of $1,011, plus accrued and unpaid interest. Each such amortization payment shall be made in cash or Bitcoin. The Company has not made the monthly amortization payments due during September 2018 and October 2018 and this 10% Convertible Note is currently in default. The Company is in negotiations with the investor to amend the payment terms on this 10% Convertible Note.

ITEM 4.            MINE SAFETY DISCLOSURES

None

ITEM 5.            OTHER INFORMATION

None

ITEM 6.           EXHIBITS

Exhibit Number	Description
3.1	Certification of Incorporation, dated September 22, 2017. Incorporated herein by reference to the Current Report on Form 8-K filed on December 29, 2017 as Exhibit 3.1 thereto.
3.2	Bylaws, dated September 25, 2017. Incorporated herein by reference to the Current Report on Form 8-K filed on December 29, 2017 as Exhibit 3.2 thereto.
3.3	Amended and Restated Articles of Incorporation of the Company, dated September 29, 1992. Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 16, 1996.
3.4	Form of Certificate of Determination of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, dated March 3, 2017. Incorporated by reference to the Current Report on Form 8-K filed on March 9, 2017 as Exhibit 3.1 thereto.
3.5	Form of Certificate of Determination of Preferences, Rights and Limitations of Series C Convertible Preferred Stock, dated May 15, 2017. Incorporated by reference to the Current Report on Form 8-K filed on May 31, 2017 as Exhibit 3.1 thereto.
3.6	Form of Certificate of Determination of Preferences, Rights and Limitations of Series D Convertible Preferred Stock. Incorporated by reference to the Current Report on Form 8-K filed on May 3, 2017 as Exhibit 3.1 thereto.
3.7	Form of Certificate of Determination of Preferences, Rights and Limitations of Series E Convertible Preferred Stock. Incorporated by reference to the Current Report on Form 8-K filed on May 3, 2017 as Exhibit 3.2 thereto.
4.1	Form of Common Stock Purchase Warrant, dated April 16, 2018. Incorporated by reference to the Current Report on Form 8-K filed on April 16, 2018 as Exhibit 4.1 thereto.
4.2	Form of Series A Common Stock Purchase Warrant, dated May 17, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 16, 2018 as Exhibit 4.1 thereto.
4.3	Form of Series B Common Stock Purchase Warrant, dated May 17, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 16, 2018 as Exhibit 4.2 thereto.
4.4	Form of Senior Secured Convertible Promissory Note, dated May 15, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 16, 2018 as Exhibit 4.1 thereto.
4.5	Form of Series A Common Stock Purchase Warrant, dated May 15, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 16, 2018 as Exhibit 4.2 thereto.
4.6	Form of Series B Common Stock Purchase Warrant, dated May 15, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 16, 2018 as Exhibit 4.3 thereto.
4.7	Form of Registration Rights Agreement, dated May 15, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 16, 2018 as Exhibit 4.4 thereto.
10.1	Form of Securities Purchase Agreement, dated April 16, 2018. Incorporated by reference to the Current Report on Form 8-K filed on April 16, 2018 as Exhibit 10.1 thereto.
10.2	Form of Secured Convertible Promissory Note, dated April 16, 2018. Incorporated by reference to the Current Report on Form 8-K filed on April 16, 2018 as Exhibit 10.2 thereto.
10.3	Form of Security Agreement, dated April 16, 2018. Incorporated by reference to the Current Report on Form 8-K filed on April 16, 2018 as Exhibit 10.3 thereto.
10.4	Form of Securities Purchase Agreement, dated May 15, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 16, 2018 as Exhibit 10.1 thereto.
10.5	Form of Securities Purchase Agreement, dated May 15, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 16, 2018 as Exhibit 10.1 thereto.
10.6	Form of Security Agreement, dated May 15, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 16, 2018 as Exhibit 10.2 thereto.
10.7	Form of Security and Pledge Agreement, dated May 15, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 16, 2018 as Exhibit 10.3 thereto.
10.8	Form of Intellectual Property Security Agreement, dated May 15, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 16, 2018 as Exhibit 10.4 thereto.

Exhibit Number	Description
10.9	Form of Subsidiary Guarantee, dated May 15, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 16, 2018 as Exhibit 10.5 thereto.
10.10	Form of Lock-Up Agreement, dated May 15, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 16, 2018 as Exhibit 10.6 thereto.
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of Chief Executive and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
101.INS*	XBRL Instance Document
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 15, 2018

DPW HOLDINGS, INC.

By:	/s/ Milton C. Ault, III
Milton C. Ault, III
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ William B. Horne
William B. Horne
Chief Financial Officer
(Principal Accounting Officer)

