Form 10-K
period 2018-12-31
DPW Holdings, Inc.
filed 2019-04-16
CIK 896493

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

Commission file number 1-12711

DPW HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-1721931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

201 Shipyard Way, Suite E Newport Beach, CA	92663	(510) 657-2635
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	NYSE American

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding year (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 29, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $31,701,549 based on the closing sale price as reported on the NYSE American of $10.84. Such determination should not be deemed an admission that such directors, officers, or 10% beneficial owners are, in fact, affiliates of the registrant.

There were 23,189,615 shares of common stock outstanding as of April 12, 2019.

Documents incorporated by reference: None

1

DPW HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

General

We are a growth company seeking to increase our revenues through acquisitions. Our strategy reflects our management and Board’s current philosophy which we began implementing upon the change in control that was completed in September 2016. Our acquisition and development target strategy include companies that have developed a “new way of doing business” in mature, well-developed industries experiencing changes due to new technology; companies that may become profitable or more profitable through efficiency and reduction of costs; companies whose business is related to our core business in the commercial and defense industries; and companies that will enhance our overall revenues. We plan to substantially increase our gross revenues in the foreseeable future.

We operate as a holding company with operations conducted primarily through our subsidiaries. We conduct our activities in a manner so as not to be deemed an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Generally, this means that we do not invest or intend to invest in securities as our primary business and that no more than 40% of our total assets will be invested in investment securities as such term is defined in the Investment Company Act. We are a diversified holding company owning subsidiaries engaged in the following operating businesses: commercial and defense solutions, commercial lending, cryptocurrency blockchain mining and advanced textile technology. We also maintain a large investment in Avalanche International, Corp., which does business as MTIX International.

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

On November 30, 2016, we formed Digital Power Lending, LLC (“DP Lending”), a wholly-owned subsidiary. DP Lending provides commercial loans to companies throughout the United States to provide them with operating capital to finance the growth of their businesses. The loans range in duration from six months to three years, DP Lending operates under California Finance Lending License #60DBO-77905.

On June 2, 2017, we purchased 56.4% of the outstanding equity interests of Microphase Corporation (“Microphase”). Microphase is a design-to-manufacture original equipment manufacturer (“OEM”) industry leader delivering world-class radio frequency (“RF”) and microwave filters, diplexers, multiplexers, detectors, switch filters, integrated assemblies and detector logarithmic video amplifiers (“DLVA”) to the military, aerospace and telecommunications industries. Microphase is headquartered in Shelton, Connecticut.

On April 25, 2017, we formed Coolisys Technologies, Inc. (“Coolisys”), a wholly-owned subsidiary. Coolisys operates its existing businesses in the customized and flexible power system solutions for the medical, military, telecom, commercial and industrial markets, other than the European markets which are primarily served by DP Limited, in Coolisys. We intend to reorganize our corporate structure to make Digital Power North American operations, operated by our subsidiary Gresham, and Microphase, a subsidiary of Coolisys and as such an indirect subsidiary of ours.

On September 1, 2017, Coolisys acquired all of the outstanding membership interests in Power-Plus Technical Distributors, LLC, a California limited liability company (“Power-Plus”). Power-Plus is an industrial distributor of value added power supply solutions, UPS systems, fans, filters, line cords, and other power-related components. In addition to its current business, Power-Plus will serve as an extended sales organization for our overall flexible power system solutions.

On December 31, 2017, Coolisys entered into a share purchase agreement with Micronet Enertec Technologies, Inc. (“MICT”), a Delaware corporation, Enertec Management Ltd., an Israeli corporation and wholly owned subsidiary of MICT (“EML”), and Enertec Systems 2001 Ltd. (“Enertec”), an Israeli corporation and wholly owned subsidiary of EML, pursuant to which Coolisys acquired Enertec. Enertec is Israel’s largest private manufacturer of specialized electronic systems for the military market. On May 23, 2018, Coolisys completed its acquisition of Enertec.

On May 23, 2018, DP Lending entered into and closed a securities purchase agreement to acquire 98.1% of I.AM, Inc. (“I.AM”), for a purchase price of $981. I.AM owns and operates the Prep Kitchen brand restaurants located in the San Diego area. I.AM owed DP Lending $1,715,330 in outstanding principal, pursuant to a loan and security agreement, between I.AM and DP Lending, that I.AM used to acquire the restaurants.

We are a Delaware corporation, initially formed in California in 1969 and reincorporated in Delaware in 2017. We are located at 201 Shipyard Way, Suite E Newport Beach, CA 92663. Our phone number is 510-657-2635 and our website address is www.dpwholdings.com.

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

In January 2018, we formed Super Crypto Mining, Inc., a wholly-owned subsidiary, which recently changed its name to Digital Farms, Inc. (“DFI”). DFI was established to operate our newly formed cryptocurrency business, which is pursuing a variety of digital currency. We mine the top three cryptocurrencies for our own account. These cryptocurrencies include Bitcoin, Litecoin and Ethereum.

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

On February 27, 2018, we entered into a sales agreement with H.C. Wainwright & Co., LLC (“HCW”) to sell shares of our common stock, having an aggregate offering price of up to $50 million from time to time, through an “at the market offering” program (the “HCW ATM Offering”) under which HCW acted as sales agent. Through September 23, 2018, when the HCW ATM Offering was terminated we had received net proceeds of approximately $18,059,187 through the sale of 1,062,096 shares of our common stock through the HCW ATM Offering. The offer and sale of the shares through the ATM Offering were made pursuant to our then effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-222132) filed with the SEC on December 18, 2017, amended on January 8, 2018, and declared effective by the SEC on January 11, 2018, and a prospectus supplement related to the HCW ATM Offering, dated February 27, 2018.

On May 23, 2018, DP Lending entered into and closed a securities purchase agreement with I. AM, Inc. (“I. AM”), David J. Krause and Deborah J. Krause. Pursuant to the securities purchase agreement, I. AM sold to DP Lending, 981 shares of common stock for a purchase price of $981, representing, upon the closing, 98.1% of I. AM’s outstanding common stock. I. AM owns and operates the Prep Kitchen brand restaurants located in the San Diego area. I.AM owed DP Lending $1,715,330 in outstanding principal, pursuant to a loan and security agreement, between I. AM and DP Lending, which I. AM used to acquire the restaurants. The purchase agreement provides that, as I. AM repays the outstanding loan to DP Lending in accordance with the loan agreement, DP Lending will on a pro rata basis transfer shares of common stock of I. AM to David J. Krause, up to an aggregate of 471 shares.

On October 10, 2018, DPW Holdings Inc. (the “Company”) entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with Wilson-Davis & Co., Inc., as sales agent (the “Agent”) to sell shares of its Common Stock, having an aggregate offering price of up to $25,000,000 (the “Shares”) from time to time, through an “at the market offering” program (the “WDCO ATM Offering”). Through April 1, 2019, when the WDCO ATM Offering was discontinued, we had received net proceeds of $6,050,499 through the sale of 5,163,751 shares of our common stock through the WDCO ATM Offering. The offer and sale of the shares through the WDCO ATM Offering were made pursuant to our then effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-222132) filed with the SEC on December 18, 2017, amended on January 8, 2018, and declared effective by the SEC on January 11, 2018, and a prospectus supplement related to the WDCO ATM Offering, dated October 15, 2018.

On March 14, 2019, the stockholders approved a proposal permitting the Board of Directors to effect a reverse stock split (the “Reverse Split”) of our issued and outstanding Common Stock. Thereafter, on March 14, 2019, the Board of Directors approved the Reverse Split with a ratio of one for twenty. The Reverse Split did not affect the number of authorized shares of Common Stock or their par value per share. As a result of the Reverse Split, the number of shares of Common Stock outstanding was reduced from 126,025,767 to 6,301,289. The Reverse Split became effective in the State of Delaware on March 14, 2019. Beginning on March 18, 2019, the Common Stock traded on the NYSE American on a split-adjusted basis. All references to Common Stock in this Annual Report have been retroactively restated.

On March 29, 2019, we entered into an underwriting agreement with A.G.P./Alliance Global Partners (the “Underwriter”), pursuant to which we agreed to issue and sell an aggregate of (a) 2,855,500 shares of Common Stock (the “Shares”) together with warrants to purchase 2,855,500 shares of Common Stock and (the “Common Warrants”) and (b)  pre-funded warrants to purchase up to 12,700,000 shares of its Common Stock (the “Pre-Funded Warrants”) together with a number of Common Warrants to purchase 12,700,000 shares of common stock (the “April 2019 Offering”). The Shares were sold to the purchasers at the public offering price of $0.44 per share (the “Offering Price”). The Common Warrants were sold at a public offering price of $0.01 per Common Warrant. The Pre-Funded Warrants were offered to each purchaser whose purchase of the Shares and the Common Warrant in the April 2019 Offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% of outstanding Common Stock immediately following the consummation of April 2019 Offering, in lieu of the Shares. The purchase price of each Pre-Funded Warrant equaled the Offering Price, minus $0.01, and the exercise price of each Pre-Funded Warrant equaled $0.01 per share.

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

Therefore, we believe that the best strategy for us and our stockholders is to invest in our core business to support releases of advanced new power technologies and to expand our customer base and market share in our major markets. To support the organic growth, we have hired a number of additional personnel and are investing to enhance our product offerings with state of the art technology. While we implement our new organic growth strategy, we are focusing on finding and acquiring companies that have developed new technology but have been unable to exploit the technology because the lack of capital; companies that are run inefficiently due to the lack of experience or mismanagement; companies that can benefit from our expertise in the commercial and defense industries or companies that enhance our overall revenues. Further, as discussed below, we have made an investment in Avalanche which acquired the rights to a cost effective and environmentally friendly material synthesis technology for textile applications.

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

Led by our Chairman and CEO, Milton “Todd” Ault III, we seek to find undervalued companies and disruptive technologies with a global impact. We also use a traditional methodology for valuing stocks that primarily looks for deeply depressed prices. Upon making an investment, we often become actively involved in the companies we seek to acquire. That activity may involve a broad range of approaches, from influencing the management of a target to take steps to improve stockholder value, to acquiring a controlling interest or outright ownership of the target company in order to implement changes that we believe are required to improve its business, and then operating and expanding that business. Mr. Ault relies heavily on Mr. William B. Horne, the Company’s Vice Chairman and CFO, to provide analysis and guidance on all acquisition targets and throughout the acquisition process.

During the next several years, we see a favorable opportunity to follow an activist strategy that centers on the purchase of target stock and the subsequent removal of any barriers that might interfere with a friendly purchase offer from a strong buyer. Alternatively, in appropriate circumstances, we or our subsidiaries may become the buyer of target companies, adding them to our portfolio of operating subsidiaries, thereby expanding our operations through such opportunistic acquisitions. We believe that the companies that we target for our activist activities are undervalued for many reasons, often including inexperienced management. Unfortunately for the individual investor, in particular, and the economy, in general, many poor management teams are often unaccountable and very difficult to remove.

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

We sell products to our OEM customers through direct sales or through our sales channels, including our manufacturers’ representatives and distributors.  Our sales strategy is to identify and focus on strategic accounts. This strategy allows us to maintain a close and direct relationship with such accounts, which positions us as the supplier of choice for these customers’ challenging, innovative and demanding new product requirements.  In striving for additional market share, we simultaneously seek to strengthen our traditional sales channels of manufacturer representatives and distributors. We plan to continue to build more channels and increase our market share through 2019.

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

Some of our products are subject to ITAR regulation and restrictions, which is administered by the U.S. Department of State. ITAR controls not only the export of certain products specifically designed, modified, configured or adapted for military systems, but also the export of related technical data and defense services and foreign production. We obtain required export licenses for any exports subject to ITAR. Compliance with ITAR may require a prolonged period of time; if the process of obtaining required export licenses for products subject to ITAR is delayed, it could have a materially adverse effect on our business, financial condition, and operating results. Further, additional restrictions or charges may in the future be imposed by the United States or any other foreign country. In addition, from time to time, we enter into defense contracts to supply technology and products to foreign countries for programs that are funded and governed by the U.S. Foreign Military Financing program.

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

Research and Development

During the years ended December 31, 2018 and 2017, we spent approximately $1,430,538 and $1,119,745, respectively, on research and development.

Employees

As of December 31, 2018, we had 248 employees located in the United States, the United Kingdom and Israel, of whom 73 were engaged in engineering and product development, 10 in sales and marketing, 134 in general operations and 31 in general administration and finance. All but 3 of these employees are employed on a full-time basis. None of our employees is currently represented by a trade union. We consider our relations with our employees to be good.

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

We have historically experienced operating and net losses and anticipate continuing to experience such losses in the future. For the years ended December 31, 2018 and 2017, we had an operating loss of $19,605,456 and $5,983,045 and net losses of $32,982,201 and $10,895,049, respectively. As of December 31, 2018 and 2017, we had a working capital deficiency of $18,445,302 and $2,234,695, respectively. There are no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available we may be forced to discontinue operations, which would cause investors to lose their entire investment.

We expect to continue to incur losses for the foreseeable future and need to raise additional capital to continue business development initiatives and to support our working capital requirements. For example, in March 2017, we were awarded a 3-year, $50 million purchase order by MTIX Ltd. (“MTIX”) to manufacture, install and service the Multiplex Laser Surface Enhancement (“MLSE”) plasma-laser system. We believe that the MLSE purchase order will be a source of revenue and generate significant cash flows for us. However, if we are unable to raise additional capital, we may be required to curtail operations and take additional measures to reduce costs, including reducing our workforce, eliminating outside consultants and reducing legal fees in order to conserve cash in amounts sufficient to sustain operations and meet our obligations. As a result of these financing uncertainties, during the year ended December 31, 2018, we recognized that our dependence on ongoing capital requirements to fund our operations raise substantial doubt about our ability to continue as a going concern. Our ongoing capital requirements have only increased since then, meaning that substantial doubt about our ability to continue as a going concern remains and will likely do so for the foreseeable future.

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

Our growth strategy through acquisitions is fraught with risk. On June 2, 2017, we acquired a majority interest in Microphase and on May 23, 2018 we acquired Enertec Systems 2001 Ltd. (“Enertec”). Our strategy and business plan is dependent on our ability to successfully integrate Microphase’s, Enertec’s and our other acquisition’s operations. In addition, while we are based in Newport Beach, CA, Microphase’s operations are located in Shelton, Connecticut, Enertec’s operations are located in Karmiel, Israel and DP Limited’s (doing business as Gresham Power Electronics) operations are located in Salisbury, England. These distant locations and others that we may become involved with in the future will stretch our resources and management time. Further, failure to quickly and adequately integrate all of these operations and personnel could adversely affect our combined business and our ability to achieve our objectives and strategy. No assurance can be given that we will realize synergies in the areas we currently operate.

If we make any additional acquisitions, they may disrupt or have a negative impact on our business.

We have plans to eventually make additional acquisitions beyond Microphase and Enertec. Whenever we make acquisitions, we could have difficulty integrating the acquired companies’ personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

•	difficulty of integrating acquired products, services or operations;
•	potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;
•	difficulty of incorporating acquired rights or products into our existing business;
•	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;
•	difficulties in maintaining uniform standards, controls, procedures and policies;

•	potential impairment of relationships with employees and customers as a result of any integration of new management personnel;
•	potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;
•	effect of any government regulations which relate to the business acquired; and
•	potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or the defense of any litigation, whether or not successful, resulting from actions of the acquired company prior to our acquisition.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operations and access to capital. We have also experienced complications reporting as a result of material weaknesses which resulted in the restatement of our Form 10-Q for the quarterly period ended June 30, 2017, which was filed with the SEC on August 21, 2017, and amended on November 14, 2017. We have carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of December 31, 2018 our internal controls over financial reporting (“ICFR”) were not effective at the reasonable assurance level:

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

During January 2018 we hired a new Chief Financial Officer and engaged the services of a financial accounting advisory firm. During September 2018, we hired a Chief Accounting Officer and in January 2019, we hired a Senior Vice President of Finance. We have tasked these individuals with expanding and monitoring the Company’s internal controls, to provide an additional level of review of complex financial issues and to assist with financial reporting. Further, as we continue to expand our internal accounting department, the Chairman of the Audit Committee shall perform the following:

•	assists with documentation and implementation of policies and procedures and monitoring of controls,

•	reviews all anticipated transactions that are not considered in the ordinary course of business to assist in the early identification of accounting issues and ensure that appropriate disclosures are made in the Company’s financial statements

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

Philou has certain rights to maintain its ownership interest in us

In connection with entering into a Series B Preferred Stock purchase agreement with Philou Ventures, LLC (“Philou”), we granted the right to Philou to participate in future offerings under substantially the same term of such offerings in order to allow Philou to maintain its ownership interest. If exercised by Philou, this contractual right granted to it has the effect of allowing Philou to maintain its interest in us and dilute existing stockholders’ ownership interests.

We are heavily dependent on our senior management, and a loss of a member of our senior management team could cause our stock price to suffer.

If we lose the services of Milton C. Ault III, our Chief Executive Officer, William B. Horne, our Chief Financial Officer, Amos Kohn, our President and the Chief Executive Officer of Coolisys, one of our principal subsidiaries and/or certain key employees, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected. Our existing operations and continued future development depend to a significant extent upon the performance and active participation of these individuals and certain key employees. Although we have entered into employment agreements with Messrs. Ault, Horne and Kohn, and we may enter into employment agreements with additional key employees in the future, we cannot guarantee that we will be successful in retaining the services of these individuals. If we were to lose any of these individuals, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected.

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

We are not engaged in the business of investing, reinvesting, or trading in securities, and we do not hold ourselves out as being engaged in those activities. Under the Investment Company Act, however, a company may be deemed an investment company under section 3(a)(1)(C) of the Investment Company Act if the value of its investment securities is more than 40% of its total assets (exclusive of government securities and cash items) on a consolidated basis.

We have commenced digital asset mining, the output of which is cryptocurrencies, which the Commission has indicated it deems a security. In the event that the digital assets held by us exceed 40% of our total assets, exclusive of cash, we inadvertently become an investment company. An inadvertent investment company can avoid being classified as an investment company if it can rely on one of the exclusions under the Investment Company Act. One such exclusion, Rule 3a-2 under the Investment Company Act, allows an inadvertent investment company a grace period of one year from the earlier of (a) the date on which an issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis and (b) the date on which an issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of government securities and cash items) on an unconsolidated basis. We are putting in place policies that we expect will work to keep the investment securities held by us at less than 40% of our total assets, which may include acquiring assets with our cash, liquidating our investment securities or seeking a no-action letter from the Commission if we are unable to acquire sufficient assets or liquidate sufficient investment securities in a timely manner.

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

Classification as an investment company under the Investment Company Act requires registration with the Commission. If an investment company fails to register, it would have to stop doing almost all business, and its contracts would become voidable. Registration is time consuming and restrictive and would require a restructuring of our operations, and we would be very constrained in the kind of business we could do as a registered investment company. Further, we would become subject to substantial regulation concerning management, operations, transactions with affiliated persons and portfolio composition, and would need to file reports under the Investment Company Act regime. The cost of such compliance would result in our incurring substantial additional expenses, and the failure to register if required would have a materially adverse impact to conduct our operations.

We will not be able to successfully execute our business strategy if we are deemed to be an investment company under the Investment Company Act.

U.S. companies that have more than 100 stockholders or are publicly traded in the U.S. and are, or hold themselves out as being, engaged primarily in the business of investing, reinvesting or trading in securities are subject to regulation under the Investment Company Act.  Unless a substantial part of our assets consists of, and a substantial part of our income is derived from, interests in majority-owned subsidiaries and companies that we primarily control, we may be required to register and become subject to regulation under the Investment Company Act.  If bitcoin and other virtual currencies were to be deemed securities for purposes of the Investment Company Act, or if we were deemed to own but not operate one or more of our other subsidiaries, we would have difficulty avoiding classification and regulation as an investment company.

If we were deemed to be, and were required to register as, an investment company, we would be forced to comply with substantive requirements under the Investment Company Act, including limitations on our ability to borrow, limitations on our capital structure; restrictions on acquisitions of interests in associated companies, prohibitions on transactions with affiliates, restrictions on specific investments, and compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations.  If we were forced to comply with the rules and regulations of the Investment Company Act, our operations would significantly change, and we would be prevented from successfully executing our business strategy.  To avoid regulation under the Investment Company Act and related rules promulgated by the Commission, we could need to sell bitcoin and other assets which we would otherwise want to retain and could be unable to sell assets which we would otherwise want to sell.  In addition, we could be forced to acquire additional, or retain existing, income-generating or loss-generating assets which we would not otherwise have acquired or retained and could need to forgo opportunities to acquire bitcoin and other assets that would benefit our business.  If we were forced to sell, buy or retain assets in this manner, we could be prevented from successfully executing our business strategy.

Securitization of our assets subjects us to various risks.

We may securitize assets to generate cash for funding new investments. We refer to the term securitize to describe a form of leverage under which a company (sometimes referred to as an “originator” or “sponsor”) transfers income producing assets to a single-purpose, bankruptcy-remote subsidiary (also referred to as a “special purpose entity” or “SPE”), which is established solely for the purpose of holding such assets and entering into a structured finance transaction. The SPE would then issue notes secured by such assets. The special purpose entity may issue the notes in the capital markets either publicly or privately to a variety of investors, including banks, non-bank financial institutions and other investors. There may be a single class of notes or multiple classes of notes, the most senior of which carries less credit risk and the most junior of which may carry substantially the same credit risk as the equity of the SPE.

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

In accordance with the above description, to securitize loans, we may create a wholly owned subsidiary and contribute a pool of our assets to such subsidiary. The SPE may be funded with, among other things, whole loans or interests from other pools and such loans may or may not be rated. The SPE would then sell its notes to purchasers whom we would expect to be willing to accept a lower interest rate and the absence of any recourse against us to invest in a pool of income producing assets to which none of our creditors would have access. We would retain all or a portion of the equity in the SPE. An inability to successfully securitize portions of our portfolio or otherwise leverage our portfolio through secured and unsecured borrowings could limit our ability to grow our business and fully execute our business strategy, and could decrease our earnings, if any. However, the successful securitization of portions of our portfolio exposes us to a risk of loss for the equity we retain in the SPE and might expose us to greater risk on our remaining portfolio because the assets we retain may tend to be those that are riskier and more likely to generate losses. A successful securitization may also impose financial and operating covenants that restrict our business activities and may include limitations that could hinder our ability to finance additional loans and investments. The Investment Company Act may also impose restrictions on the structure of any securitizations.

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

At December 31, 2018, we had Federal net operating loss carry forwards (“NOLs”) for income tax purposes of approximately $43,051,999, expiring through 2037. However, we do not know if or when we will have any earnings and capital gains against which we could apply these carry forwards.  Furthermore, as a result of changes in the ownership of our common stock, our ability to use our federal NOLs will be limited under Internal Revenue Code Section 382.  State NOLs are subject to similar limitations in many cases.  As a result, our substantial NOLs may not have any value to us.

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

Recently enacted U.S. tax reform legislation known colloquially as the “Tax Cuts and Jobs Act,” among other things, makes significant changes to the rules applicable to the taxation of corporations, such as changing the corporate tax rate to a flat 21% rate, modifying the rules regarding limitations on certain deductions for executive compensation, introducing a capital investment deduction in certain circumstances, placing certain limitations on the interest deduction, modifying the rules regarding the usability of certain net operating losses, implementing a minimum tax on the “global intangible low-taxed income” of a “United States stockholder” of a “controlled foreign corporation,” modifying certain rules applicable to United States stockholders of controlled foreign corporations, imposing a deemed repatriation tax on certain earnings and adding certain anti-base erosion rules.  We are currently in the process of analyzing the effects of this new legislation on us and at this time the ultimate outcome of the new legislation on our business and financial condition is uncertain.  It is possible that the application of these new rules may have a material and adverse impact on our operating results, cash flows and financial condition.

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

A relatively large portion of our sales have historically been attributable to our legacy products. We expect that these products may continue to account for a meaningful percentage of our revenues for the foreseeable future. However, these sales are declining. Although we are unable to predict future prices for our legacy products, we expect that prices for these products will continue to be subject to significant downward pressure in certain markets for the reasons described above. Accordingly, our ability to maintain or increase revenues will be dependent on our ability to expand our customer base, to increase unit sales volumes of these products and to successfully, develop, introduce and sell new products such as custom design and value-added products. We cannot assure you that we will be able to expand our customer base, increase unit sales volumes of existing products or develop, introduce and/or sell new products.

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

Sales to customers outside of North America accounted for 29.9% and 34.8% of net revenues for the years ended December 31, 2018 and 2017, and we expect that international sales will continue to represent a material portion of our total revenues. International sales are subject to the risks of international business operations as described above, as well as generally longer payment cycles, greater difficulty collecting accounts receivable, and currency restrictions. In addition, Gresham, our wholly-owned subsidiary in the United Kingdom, supports our European and other international customers, distributors, and sales representatives, and therefore is also subject to local regulation. International sales are also subject to the export laws and regulations of the United States and other countries.

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

Risks Related to Our Business and Industry – Digital Farms

We intend to develop an online cloud mining platform which may subject us to additional liabilities from our customers.

We intend to develop and offer a cloud mining platform to customers who prefer not to directly acquire and maintain crypto mining hardware. To date, we have offered the cloud mining platform to selected customers prior to offering the platform to the general public. The success of this business will be largely dependent on achieving sustainable revenues that are dependent on prices of the various currencies and controlling costs, which are primarily power and computer hardware.  In addition, through our management and administration of crypto mining equipment on behalf of our customers, we may become subject to actions from our customers seeking to recover for liabilities arising from, among other matters:

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

We may lose access to digital tokens and any cryptocurrency due to loss of private key(s), custodial error, or purchaser error.

A private key, or a combination of private keys, is necessary to control and dispose of cryptocurrency stored in a digital wallet or vault. Accordingly, loss of requisite private key(s) associated with a digital wallet or vault storing cryptocurrency will result in loss of such cryptocurrency. Moreover, any third party that gains access to such private key(s), including by gaining access to login credentials of a digital wallet or secure services that we use, may be able to misappropriate any digital token or cryptocurrency held by us. Any errors or malfunctions caused by or otherwise related to the digital wallet that we choose to receive and store cryptocurrency, including our failure to properly maintain or use such digital wallet or secure service, may also result in the loss of any cryptocurrency that we hold.  Additionally, any failure on our part to follow precisely the procedures for buying and receiving cryptocurrency, including, for instance, if it provides the wrong address for receiving cryptocurrency, may result in the loss of any cryptocurrency held or purchased by us.

Hackers or other malicious groups or organizations may attempt to interfere with end users of digital tokens, or cryptocurrency, in a variety of ways.

Hackers or other malicious groups or organizations may target and attempt to interfere with end users of digital tokens, or cryptocurrency, in a variety of ways, including, but not limited to, end user attacks such as malware attacks, denial of service attacks, consensus-based attacks, Sybil attacks, smurfing and spoofing. Furthermore, although we utilize a closed system to mine cryptocurrency, there is a risk that a third party or one of our employees may intentionally or unintentionally introduce weaknesses into the core infrastructure, which could negatively affect us and any cryptocurrency with which we are involved.

We have discretion over the maintenance, storage and transmission of our cryptocurrency holdings. Currently investments and holdings in cryptocurrencies by our company are uninsured and, as a result, we may lose all of our money invested in cryptocurrencies without any recourse.

Unlike bank accounts or accounts at some other financial institutions, cryptocurrencies are generally uninsured unless an investor purchases private insurance to insure them or holds them with a vendor which provides insurance. Thus, in the event of loss or loss of utility value, there is no public insurer, such as the Securities Investor Protection Corporation or the Federal Deposit Insurance Corporation, to offer recourse to any investor, including our company, unless covered independently by private insurance arranged by us. Further, we have wide discretion over the storage of its cryptocurrency holdings. We intend to use various third party wallet providers, trust companies or others to hold its cryptocurrency holdings. We may have a high concentration of its cryptocurrency holdings in one location or with one third party wallet provider, which may be prone to losses arising out of hacking, loss of passwords, compromised access credentials, malware, cyber-attacks or other factors. We may not do detailed diligence on third party wallet providers and, as a result, may not be aware of all security vulnerabilities and risks. Certain third party wallet providers may not indemnify us against any losses thereby hurting our ability to recover losses from third party wallet providers. The systems in place to ensure the security of our company’s cryptocurrency holdings may not prevent the improper access to, damage or theft of our company’s holdings in cryptocurrencies. Further, a loss due to the storage of our company’s cryptocurrencies could harm our reputation or result in the loss of some or all of our company’s cryptocurrencies, including those assets held on behalf of customers for our online cloud mining platform.

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

Cryptocurrency holders may be required to pay taxes associated with the transactions contemplated herein, whether in the United States or in their home countries. It is the sole responsibility of cryptocurrency holders to comply with the tax laws of the United States and other jurisdictions applicable to them and pay all relevant taxes. The sale or other exchange of cryptocurrency, or the use of cryptocurrency to pay for goods or services, or holding cryptocurrency as an investment, generally has tax consequences that could result in tax liability. In 2014, the Internal Revenue Service issued guidance on the tax treatment of transactions using cryptocurrency, such as Bitcoin or other similar currencies.

The transfer of any cryptocurrency may be restricted, which may adversely affect its liquidity and the price at which it may be sold.

Cryptocurrency has not been, and will not be, registered under the Securities Act of 1933,as amended (the “Securities Act”) or the securities laws of any other jurisdiction and, unless so registered, may not be offered or sold except pursuant to an exemption from, or a transaction not subject to, the registration requirements of the Securities Act and any other applicable laws and regulations. These restrictions may limit the ability of investors to resell cryptocurrency. It is the responsibility of any holder of a digital token or a cryptocurrency to ensure that all offers and sales of cryptocurrency within the United States and other jurisdictions comply with all applicable laws and regulations.

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

Digital tokens and various cryptocurrencies are a relatively new and untested technology. In addition to the risks specified in these risk factors, there are other risks associated with either our company’s purchase, holding and use of digital tokens and cryptocurrency cannot be anticipated. Such risks may further materialize as unanticipated variations or combinations of the risks discussed in this annual report. Since the price of Bitcoin reached its zenith in December of 2017, it has until very recently steadily declined, and has in management’s opinion been the principal cause of the very considerable decline in the market price of our common stock ever since.

Our decision to deal in cryptocurrencies, such as Bitcoin, may subject us to exchange risk and additional tax and regulatory requirements.

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

Various cryptocurrencies facilitate the use of anonymous transactions which could adversely affect us.

Although bitcoin and other cryptocurrency transaction details are logged on the blockchain, a buyer or seller of bitcoin may never know to whom the public key belongs or the true identity of the party with whom it is transacting. Some public key addresses are randomized sequences of alphanumeric characters that, standing alone, do not provide sufficient information to identify users. Transacting with a counterparty that is unknown to us, such as a party making illicit use of cryptocurrencies, could have an adverse effect on us or our reputation.

Our investment in Digital Farms, Inc. may expose us to risks under laws and regulations with which we do not have significant experience.

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

Currently, the SEC has not formally asserted regulatory authority over cryptocurrency, cryptocurrency networks, or cryptocurrency trading and ownership. However, in testimony before the U.S. Senate Committee on Agriculture, Nutrition and Forestry on December 10, 2014, CFTC Chairman Timothy Massad stated that the CFTC believed it had jurisdiction over derivative instruments such as futures and swaps based on digital currencies. In 2015, the CFTC found virtual currencies such as Bitcoin to be commodities subject to oversight under its authority under the Commodity Exchange Act. Since then, the CFTC has taken action against unregistered Bitcoin futures exchanges; enforced the laws prohibiting wash trading and prearranged trades on a derivatives platform; issued proposed guidance on what is a derivative market and what is a spot market in the virtual currency context; issued warnings about valuations and volatility in spot virtual currency markets; and addressed a virtual currency Ponzi scheme. On May 21, 2018, the CFTC issued a joint staff advisory that gives exchanges and clearinghouses registered with the CFTC guidance for listing virtual currency derivative products. The advisory provides guidance on certain enhancements when listing a derivative contract based on virtual currency and clarifies the CFTC staffs’ priorities and expectations in its review of new virtual currency derivatives to be listed on a designated contract market or swap execution facility, or to be cleared by a derivatives clearing organization. Further, on September 26, 2018, the U.S. District Court for the District of Massachusetts entered an order holding that the CFTC has the power to prosecute fraud involving virtual currency, which order is consistent with certain prior judicial decisions.

On July 25, 2017, the SEC issued an investigative report, stating that offers and sales of digital assets by “virtual” organizations using distributed ledger or cryptocurrency technology (i.e., Initial Coin Offerings or Token Sales) are subject to the requirements of the federal securities laws. On June 6, 2018, the Chairman of the SEC clarified the agency’s position, stating that while Bitcoin is a commodity, the SEC does not deem it and similar cryptocurrency coins to be securities, in contrast to initial coin offerings of tokens do fall within the definition of a security and will be regulated as such. In March of 2019, the SEC announced that it is it is looking for an “attorney advisor” to operate as a “Crypto Specialist,” which many observers interpret as an indication that SEC is stepping up its efforts to regulate cryptocurrencies. Furthermore, the SEC has raised concerns with instances of public companies changing their business models to reflect a focus on cryptocurrency or blockchain technology and is looking closely at the disclosures of public companies that shift their business models to capitalize on the perceived promise of distributed ledger technology and whether the disclosures comply with the federal securities laws, particularly in the context of a securities offering, and in a few instances halted the trading of companies. To the extent that Bitcoin, Ethereum, or Litecoins, themselves are determined to be a security, commodity future or other regulated asset, or to the extent that a US or foreign government or quasi-governmental agency exerts regulatory authority over the Bitcoin, Ethereum, or Litecoin Networks, or cryptocurrency trading and ownership, trading or ownership in cryptocurrency may be adversely affected, which could adversely affect an investment in our company.

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

Cryptocurrency transactions are irrevocable and stolen or incorrectly transferred cryptocurrency may be irretrievable. As a result, any incorrectly executed cryptocurrency transactions could render the company liable to lawsuits or criminal charges to the extent company facilitates bad transactions, and thus, adversely affect an investment in us.

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

If the award of new cryptocurrency for solving blocks declines and transaction fees are not sufficiently high, miners may not have an adequate incentive to continue mining cryptocurrency and may cease their crypto mining operations.  Miners ceasing operations would reduce the collective processing power on the cryptocurrency networks, which would adversely affect the confirmation process for transactions (i.e., temporarily decreasing the speed at which blocks are added to the blockchain until the next scheduled adjustment in difficulty for block solutions) and make the cryptocurrency networks more vulnerable to a malicious actor or botnet obtaining control in excess of 50 percent of the processing power on the cryptocurrency networks. Any reduction in confidence in the confirmation process or processing power of cryptocurrency networks may adversely impact Digital Farms, Inc., as well as an investment in us.

In addition, to the extent to which the value of cryptocurrency mined by a professionalized crypto mining operation exceeds the allocable capital and operating costs determines the profit margin of such operation. A professionalized crypto mining operation may be more likely to sell a higher percentage of its newly mined cryptocurrency rapidly if it is operating at a low profit margin—and it may partially or completely cease operations if its profit margin is negative. In a low profit margin environment, a higher percentage of the new cryptocurrency mined each day will be sold into the cryptocurrency exchange markets more rapidly, thereby reducing cryptocurrency prices. Lower cryptocurrency prices will result in further tightening of profit margins, particularly for professionalized crypto mining operations with higher costs and more limited capital reserves, creating a network effect that may further reduce the price of cryptocurrency until crypto mining operations with higher operating costs become unprofitable and remove mining power from the cryptocurrency networks. The network effect of reduced profit margins resulting in greater sales of newly mined cryptocurrency could result in a reduction in the price of cryptocurrency that could adversely impact Digital Farms, Inc., as well as an investment in our company.

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

The acceptance of Bitcoin Network, Ethereum Network, or Litecoin Network software patches or upgrades by a significant, but not overwhelming, percentage of the users and miners in the respective networks could result in a “fork” in the blockchain, resulting in the operation of two separate networks until such time as the forked blockchains are merged. The temporary or permanent existence of forked blockchains could adversely impact Digital Farms, Inc. as well as an investment in our company.

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

The Bitcoin, Ethereum, and Litecoin Networks operate based on an open-source protocol maintained by certain core developers and other contributors. The core developers are those developers employed by MIT Media Lab’s Digital Currency Initiative who oversee the Bitcoin Network. As these network protocols are not sold and the networks’ use does not generate revenues for its development team, the core developers and contributors are generally not compensated for maintaining and updating the respective cryptocurrency network protocol. To the extent that material issues arise with the Bitcoin, Ethereum, or Litecoin Network protocols, and the core developers and open-source contributor community are unable to address the issues adequately or in a timely manner, the respective cryptocurrency network, Digital Farms, Inc. and an investment in us may be adversely affected.

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

Digital currencies may be used, among other things, to buy and sell goods and services are a new and rapidly evolving industry. The growth of the digital currency industry in general, and in particular the Bitcoin industry, Ethereum industry, and Litecoin industry, are subject to a high degree of uncertainty. The factors affecting the further development of the digital currencies industry, as well as the Bitcoin, Ethereum and Litecoin industries, include:

•	Continued worldwide growth in the adoption and use of Bitcoins, Ethereum, and Litecoins, and other cryptocurrency;
•	Government and quasi-government regulation of Bitcoin, Ethereum, and Litecoin, and other cryptocurrency and their use, or restrictions on or regulation of access to and operation of cryptocurrency networks and system;
•	The maintenance and development of the open-source software protocol of various cryptocurrency networks;
•	The availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;
•	General economic conditions and the regulatory environment relating to digital currencies; and
•	A decline in the popularity or acceptance of the top cryptocurrencies or their networks could adversely affect an investment in us.

The value of cryptocurrency and fluctuations in the price of cryptocurrency could materially and adversely affect the business of Digital Farms, Inc.

Several factors may affect the value of cryptocurrency, including, but not limited to:

•	Total cryptocurrency in existence;
•	Global cryptocurrency demand, which is influenced by the growth of retail merchants’ and commercial businesses’ acceptance of cryptocurrency as payment for goods and services, the security of online cryptocurrency exchanges and digital wallets that hold cryptocurrency, the perception that the use and holding of cryptocurrency is safe and secure, the lack of regulatory restrictions on their use and the reputation of cryptocurrency for illicit use;
•	Global cryptocurrency supply, which is influenced by similar factors as global cryptocurrency demand, in addition to fiat currency needs by miners (for example, to invest in equipment or pay electricity bills) and taxpayers who may liquidate cryptocurrency holdings around tax deadlines to meet tax obligations;
•	Investors’ expectations with respect to the rate of inflation or deflation of fiat currencies or cryptocurrency;
•	Interest rates;
•	Currency exchange rates, including the rates at which cryptocurrency may be exchanged for fiat currencies;
•	Fiat currency withdrawal and deposit policies of cryptocurrency exchanges and liquidity of such cryptocurrency exchanges;
•	Interruptions in service from or failures of major cryptocurrency exchanges;
•	Cyber theft of cryptocurrency from online cryptocurrency wallet providers, or news of such theft from such providers, or from individuals’ cryptocurrency wallets;
•	Investment and trading activities of large investors, including private and registered funds, that may directly or indirectly invest in cryptocurrency;
•	Monetary policies of governments, trade restrictions, currency devaluations and revaluations;

•	Regulatory measures, if any, that restrict the use of cryptocurrency as a form of payment or the purchase of cryptocurrency on the cryptocurrency market;
•	The availability and popularity of businesses that provide cryptocurrency -related services;
•	The maintenance and development of the open source software protocol of certain cryptocurrency networks;
•	Increased competition from other forms of cryptocurrency or payments services;
•	Global or regional political, economic, or financial events and situations;
•	Expectations among cryptocurrency economy participants that the value of cryptocurrency will soon change; and
•	Fees associated with processing a cryptocurrency transaction.

For example, we have paid for a number of miners at prices that appeared attractive at the time. However, as a result of the decline in the price of Bitcoin and other cryptocurrencies that began, generally speaking, in early 2018, using these machines to mine cryptocurrencies is no longer profitable. In addition see “Item 3, Legal Proceedings.”

Banks and financial institutions may not provide banking services, or may cut off services, to businesses that provide cryptocurrency-related services or that accept cryptocurrencies as payment, including financial institutions of investors in our securities.

A number of companies that provide bitcoin and/or other cryptocurrency-related services have been unable to find banks or financial institutions that are willing to provide them with bank accounts and other services. Similarly, a number of companies and individuals or businesses associated with cryptocurrencies may have had and may continue to have their existing bank accounts closed or services discontinued with financial institutions. We also may be unable to obtain or maintain these services for our business. The difficulty that many businesses that provide bitcoin and/or other cryptocurrency-related services have and may continue to have in finding banks and financial institutions willing to provide them services may be decreasing the usefulness of cryptocurrencies as a payment system and harming public perception of cryptocurrencies and could decrease its usefulness and harm its public perception in the future. Similarly, the usefulness of cryptocurrencies as a payment system and the public perception of cryptocurrencies could be damaged if banks or financial institutions were to close the accounts of businesses providing bitcoin and/or other cryptocurrency-related services.  This could occur as a result of compliance risk, cost, government regulation or public pressure. The risk applies to securities firms, clearance and settlement firms, national securities and commodities exchanges, the over the counter market and the Depository Trust Company, which, if any of such entities adopts or implements similar policies, rules or regulations, could result in the inability of our investors to open or maintain stock or commodities accounts, including the ability to deposit, maintain or trade our securities. Such factors would have a material adverse effect on the ability of our to continue as a going concern or to pursue its cryptocurrency business segment at all, which would have a material adverse effect on our business, prospects or operations and harm investors.

Possibility of cryptocurrency algorithms or protocols changing, such as a transition by some networks to proof of stake validation, and other crypto mining related risks could have an adverse impact on our business prospects.

The underlying cryptocurrency algorithms, protocols and other important factors are constantly changing. It is possible that these changes could negatively impact our business and business plans. Should the top cryptocurrencies that we intend to focus on shift their underlying protocols, algorithms, validation methods or other material factors (for instance from a proof of work validation method to a proof of stake method, which is an alternative method to proof of work for validating cryptocurrency transactions), it could adversely impact our business prospects. A shift from proof of work validation method to a proof of stake method could render any company that maintains advantages in the current climate (for example from lower priced electric, processing, real estate, or hosting) less competitive Any major changes related to the top cryptocurrencies could have an adverse impact on the ability of Digital Farms, Inc. to continue as going concerns or to pursue this segment at all, which would have a material adverse effect on our business, prospects or operations of and potentially the value of any cryptocurrencies that we hold or expect to acquire for our own account.

The profitability and success of crypto mining is constantly changing due to various factors. These changes and our choices related to which cryptocurrencies to focus on for their own account or for customers could adversely affect our business results.

The miners that we have purchased allow us to decide which cryptocurrency to mine. The factors that affect the success of mining an individual cryptocurrency change rapidly. Should we choose the wrong cryptocurrency to focus our crypto mining operations on, it could adversely impact our business prospects.

To the extent that the profit margins of cryptocurrency mining operations are not high, operators of cryptocurrency mining operations are more likely to immediately sell cryptocurrency earned by mining in the market, resulting in a reduction in the price of cryptocurrencies that could adversely impact us and similar actions could affect other cryptocurrencies.

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

The extent to which the value of bitcoins and/or other cryptocurrencies mined by a professionalized crypto mining operation exceeds the allocable capital and operating costs determines the profit margin of such operation. A professionalized crypto mining operation may be more likely to sell a higher percentage of its newly mined bitcoins and/or other cryptocurrencies rapidly if it is operating at a low profit margin—and it may partially or completely cease operations if its profit margin is negative. In a low profit margin environment, a higher percentage could be sold more rapidly, thereby potentially reducing bitcoin and/or other cryptocurrencies prices. Lower bitcoin and/or other cryptocurrencies prices could result in further tightening of profit margins, particularly for professionalized crypto mining operations with higher costs and more limited capital reserves, creating a network effect that may further reduce the price of bitcoin until crypto mining operations with higher operating costs become unprofitable and remove mining power. The network effect of reduced profit margins resulting in greater sales of newly mined bitcoins and/or other cryptocurrencies could result in a reduction in the price of bitcoins and/or other cryptocurrencies that could adversely impact business of Digital Farms, Inc. and our company.

The foregoing risks associated with bitcoin could be equally applicable to other cryptocurrencies, existing now or introduced in the future.  Such circumstances would have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects or operations and potentially the value of any cryptocurrencies that we may hold or acquire for our own account and harm investors.

Should new services/software embodying new technologies emerge, our or our investments’ ability to recognize the value of the use of existing hardware and equipment and its underlying technology, may become obsolete and require substantial capital to replace such equipment.

The increase in interest and demand for cryptocurrencies has led to a shortage of crypto mining hardware as individuals purchase equipment for mining at home and large scale mining evolved. Equipment in Digital Farms, Inc.’s crypto mining facilities will require replacement from time to time and new technological innovations could render our current equipment obsolete at any time. Shortages of graphics processing units may lead to unnecessary downtime for miners and limit the availability or accessibility of cryptocurrency mining processing capabilities in the industry. Such events would have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects or operations and potentially the value of any cryptocurrencies that we may hold or expect to acquire for our own account.

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

Since there has been limited precedence set for financial accounting of Bitcoin, Ethereum, and other digital assets, it is unclear how we will be required to account for digital assets transactions in the future.

Since there has been limited precedence set for the financial accounting of digital assets, it is unclear how we will be required to account for digital asset transactions or assets. Furthermore, a change in regulatory or financial accounting standards could result in the necessity to restate our financial statements. Such a restatement could negatively impact our business, prospects, financial condition and results of operation. Such circumstances would have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects or operations and potentially the value of any cryptocurrencies that we hold or acquire for our own account and harm investors.

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

Despite the marked first-mover advantage of the Bitcoin Network over other digital assets, it is possible that an altcoin could become materially popular due to either a perceived or exposed shortcoming of the Bitcoin Network protocol that is not immediately addressed by the core developers of Bitcoin or a perceived advantage of an altcoin that includes features not incorporated into Bitcoin. If an altcoin obtains significant market share (either in market capitalization, mining power or use as a payment technology), this could reduce Bitcoin’s market share and have a negative impact on the demand for, and price of, bitcoins, which in turn, may materially and adversely affect the business, prospects or operations of the Digital Farms, Inc. and our company.

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

Microphase is highly dependent on sales to major defense contractors of the U.S. military and its allies, including Lockheed Martin, Raytheon, BAE Systems and SAAB. The percentages of its revenue that were derived from sales to these named major defense contractors and directly to the U.S. Government were 55.6% in fiscal 2018 and 59.0% in fiscal 2017. Therefore, any significant disruption or deterioration of Microphase’s relationship with any such major defense contractors or the U.S. Government could materially reduce its revenue.  During the year ended December 31, 2018 there were two customers that accounted for more than 10% of sales:  BAE Systems, Saab and Lockheed Martin.  During the year ended December 31, 2017 there were two customers that accounted for more than 10% of sales: BAE Systems and SAAB. Microphase’s competitors continuously engage in efforts to expand their business relationships with the same major defense contractors and the U.S. Government and will continue these efforts in the future, and the U.S. Government may choose to use other contractors. Microphase expects that a majority of the business that it seeks will be awarded through competitive bidding. Microphase operates in highly competitive markets and its competitors have more extensive or more specialized engineering, manufacturing and marketing capabilities than Microphase does in many areas, and Microphase may not be able to continue to win competitively awarded contracts or to obtain task orders under multi-award contracts. Further, the competitive bidding process involves significant cost and managerial time to prepare bids and proposals for contracts that may not be awarded to Microphase, as well as the risk that Microphase may fail to accurately estimate the resources and costs required to fulfill any contract awarded to us. Following any contract award, Microphase may experience significant expense or delay, contract modification or contract rescission as a result of its competitors protesting or challenging contracts awarded to it in competitive bidding. Major defense contractors to whom Microphase supplies components for systems must compete with other major defense contractors (to which Microphase may not supply components) for military orders from the U.S. Government.

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

The federal government can terminate or modify any of its contracts with Microphase or its prime contractors either for the federal government’s convenience, or if Microphase or its prime contractors default, by failing to perform under the terms of the applicable contract. A termination arising out of Microphase’s default could expose it to liability and have a material adverse effect on its ability to compete for future federal government contracts and subcontracts. If the federal government or its prime contractors terminate and/or materially modify any of Microphase’s contracts or if any applicable options are not exercised, Microphase’s failure to replace sales generated from such contracts would result in lower sales and would adversely affect its earnings, which could have a material adverse effect on Microphase’s business, results of operations and financial condition. Microphase’s backlog as of December 31, 2018 was approximately $7.3 million. Microphase’s backlog could be adversely affected if contracts are modified or terminated.

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

As a U.S. Government defense contractor, Microphase faces certain security threats, including threats to its information technology infrastructure, attempts to gain access to its proprietary or classified information, threats to physical security, and domestic terrorism events. Microphase’s information technology networks and related systems are critical to the operation of its business and essential to its ability to successfully perform day-to-day operations. Microphase is also involved with information technology systems for certain customers and other third parties, which generally face similar security threats. Cybersecurity threats in particular, are persistent, evolve quickly and include, but are not limited to, computer viruses, attempts to access information, denial of service and other electronic security breaches. Microphase believes that it has implemented appropriate measures and controls and has invested in skilled information technology resources to appropriately identify threats and mitigate potential risks, but there can be no assurance that such actions will be sufficient to prevent disruptions to mission critical systems, the unauthorized release of confidential information or corruption of data. A security breach or other significant disruption involving these types of information and information technology networks and related systems could:

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

Risks Related to Our Business and Industry - Enertec

Potential political, economic and military instability in Israel could adversely affect our operations.

Enertec’s operating facilities are located in Israel. Accordingly, political, economic and military conditions in Israel directly affect Enertec’s operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Since October 2000, there has been an increase in hostilities between Israel and the Palestinian Arabs, which has adversely affected the peace process and has negatively influenced Israel’s relationship with its Arab citizens and several Arab countries, including the Israel-Gaza conflict. Such ongoing hostilities may hinder Israel’s international trade relations and may limit the geographic markets where Enertec can sell its products and solutions. Hostilities involving or threatening Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could materially and adversely affect Enertec’s operations.

In addition, Israel-based companies and companies doing business with Israel have been the subject of an economic boycott by members of the Arab League and certain other predominantly Muslim countries since Israel’s establishment. Although Israel has entered into various agreements with certain Arab countries and the Palestinian Authority, and various declarations have been signed in connection with efforts to resolve some of the economic and political problems in the Middle East, we cannot predict whether or in what manner these problems will be resolved. Wars and acts of terrorism have resulted in significant damage to the Israeli economy, including reducing the level of foreign and local investment.

Furthermore, certain of our officers and employees may be obligated to perform annual reserve duty in the Israel Defense Forces and are subject to being called up for active military duty at any time. All Israeli male citizens who have served in the army are subject to an obligation to perform reserve duty until they are between 40 and 49 years old, depending upon the nature of their military service.

Enertec may become subject to claims for remuneration or royalties for assigned service invention rights by its employees, which could result in litigation and harm our business.

A significant portion of the intellectual property covered by Enertec’s products has been developed by Enertec’s employees in the course of their employment for Enertec. Under the Israeli Patent Law, 5727-1967, or the Patent Law, and recent decisions by the Israeli Supreme Court and the Israeli Compensation and Royalties Committee, a body constituted under the Patent Law, Israeli employees may be entitled to remuneration for intellectual property that they develop for us unless they explicitly waive any such rights. To the extent that Enertec is unable to enter into agreements with its future employees pursuant to which they agree that any inventions created in the scope of their employment or engagement are owned exclusively by Enertec (as it has done in the past), Enertec may face claims demanding remuneration. As a consequence of such claims, Enertec could be required to pay additional remuneration or royalties to its current and former employees, or be forced to litigate such claims, which could negatively affect its business.

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

On November 20, 2017, we received a letter from NYSE Regulation indicating that the NYSE American had concluded that we failed to comply with Section 401(a) of the NYSE American’s Company Guide, which section requires that a listed company “make immediate public disclosure of all material information concerning its affairs” The letter, which relates to our disclosure of certain personnel changes to our board of directors and officers, provided that such letter constituted a warning letter issued to us pursuant to Section 1009(a)(i) of the NYSE American Company Guide. On October 12, 2017, we filed a Form 8-K that disclosed that certain personnel changes to our board of directors and executive officers were effective October 6, 2017. On November 6, 2017, we filed an amendment to the above referenced Form 8-K that disclosed that the personnel changes had not in fact occurred. After discussion with the NYSE American, on November 8, 2017, we filed a subsequent Form 8-K that further clarified that we had determined to rescind the personnel changes as of October 23, 2017. In that Form 8-K, we provided additional disclosure explaining why the personnel changes were not undertaken.

On November 29, 2017, we notified the NYSE American, LLC that we were no longer in compliance with Rule 801(h) of the NYSE American Company Guide because, as a smaller reporting company, our Board of Directors was not comprised of at least 50% independent directors. On November 28, 2017, our Board of Directors approved the issuance of cash compensation, and 10,000 shares of common stock and warrants to purchase 50,000 shares of common stock subject to vesting and stockholder approval, to Mr. William Horne, a director of our company, for services. As a result of this compensation, Mr. Horne may not be deemed independent within the meaning of Section 803A(2) of the NYSE American Company Guide. Mr. Horne has resigned from the audit committee of the Board of Directors. Robert Smith has been appointed as chair of the audit committee. On December 8, 2017, our board of directors rescinded the equity compensation granted to Mr. Horne.  We believe that we are therefore presently in compliance with Rule 801(h) of the NYSE American Company Guide.

On January 4, 2019, we received a deficiency letter from NYSE American indicating that we were not in compliance with the continued listing standards as set forth in Section 1003(f)(v) of the NYSE American Company Guide (the “Company Guide”). Specifically, the letter informed the Company that the Exchange has determined that the shares of our common stock have been selling for a low price per share for a substantial period of time and, pursuant to Section 1003(f)(v) of the Company Guide, the Company's continued listing is predicated on the Company effecting a reverse stock split of our common stock or otherwise demonstrating sustained price improvement within a reasonable period of time, which the NYSE American determined to be no later than July 4, 2019. As noted above, on March 18, 2019 we effectuated a reverse split whereby each twenty (20) shares of our common stock were combined into one such share, which increased the market price to a level where we regained compliance with the Company Guide. However, since that time our common stock has declined significantly and there can be no assurance that it will not continue to do so. If the decline is sufficiently marked, we will in all likelihood receive another letter similar to the one referenced above; however, there can be no assurance that we could in that event successfully conduct another reverse split on a timely basis, if at all, or that the NYSE Exchange will not take more drastic action, up to and including delisting our shares of common stock from the exchange.

Our common stock price is volatile.

Our common stock is listed on the NYSE American. In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects. The exercise of outstanding options and warrants may adversely affect our stock price and a stockholder’s percentage of ownership. As of December 31, 2018, we had outstanding options to purchase an aggregate of 373,000 shares of common stock, with a weighted average exercise price of $20.60 per share, exercisable at prices ranging from $11.40 to $46.40 per share and warrants to purchase up to 936,381 shares of common stock, with a weighted average exercise price of $20.20 per share, at exercise prices ranging from $0.20 to $50.00 per share.

On March 29, 2019, as referenced above, we issued an aggregate of 36,399,870 shares of common stock, including shares of common stock underlying warrants. The sale of these shares of our common stock, including those underlying the warrants (assuming exercise thereof), is likely to have a material and adverse effect on the market price of our common stock.

In addition, we have previously agreed to register shares of common stock, and common stock underlying outstanding warrants and convertible debt in connection with private placement of our securities that are not being registered in this annual report. Our shares of common stock are thinly traded. Therefore, the resale of a large number of shares of common stock and common stock underlying warrants and convertible debt by the selling stockholders may adversely affect the market price of our common stock.

Volatility in our common stock price may subject us to securities litigation.

Stock markets, in general, have experienced, and continue to experience, significant price and volume volatility, and the market price of our common stock may continue to be subject to similar market fluctuations unrelated to our operating performance or prospects. This increased volatility, coupled with depressed economic conditions, could continue to have a depressing effect on the market price of our common stock. The following factors, many of which are beyond our control, may influence our stock price:

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

Due to a number of financings, we have a substantial number of shares that are subject to issuance pursuant to outstanding convertible debt, warrants and options. These conversion prices and exercise prices range from $0.20 to $50.00 per share of common stock. As of December 31, 2018, the number of shares of common stock subject to convertible notes, warrants, options and preferred stock were 999,641, 936,381, 373,000 and 127,551, respectively. The issuance of common stock pursuant to convertible notes, warrants, options and preferred stock at conversion or exercise prices less than market prices may have the effect of limiting an increase in market price of our common stock until all of these underling shares have been issued.

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

We do not anticipate paying dividends on our common stock and, accordingly, stockholders must rely on stock appreciation for any return on their investment.

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

In addition, we lease 43,062 square-feet of other space domestically that includes office, engineering, laboratory and warehouse space in both California and Connecticut. The annual base rent under these leases, payable on a monthly basis, is approximately 1,032,000 during 2019. These leases expire between May 2018 and January 2028.

We also lease facilities internationally. In September, 2010, our wholly-owned subsidiary, DPL, entered into a fifteen-year lease for its 25,000 square-foot facility in Salisbury, United Kingdom, where it designs, develops, manufactures, markets and distributes commercial and military power products for the European market. Sales and service support staff for its European network of distributors are located within the building together with other functions, such as engineering and administration. DPL’s rent expense is approximately $13,000 per month, and DPL has the option to cancel the lease after ten years. Further, in June 2011, Enertec entered into a ten-year lease for its 32,900 square-foot facility in Karmiel, Israel, where it manufactures specialized electronic systems for the Israel military market. Enertec’s rent expense is approximately $20,000 per month,

We currently anticipate that the current leased space will be sufficient to support our current and foreseen future needs.

ITEM 3.	LEGAL PROCEEDINGS

On July 31, 2018 a stockholder derivative complaint was filed in the United States District Court for the Central District of California against the Company as the nominal defendant, as well as its current directors and a former director styled Ethan Young and Greg Young, Derivatively on Behalf of Nominal Defendant, DPW Holdings, Inc. v. Milton C. Ault, III, Amos Kohn, William B. Horne, Jeff Bentz, Mordechai Rosenberg, Robert O. Smith, and Kristine Ault and DPW Holdings, Inc., as the nominal defendant (Case No. 18-cv-6587) (the “Complaint”). No hearings have been scheduled as of the date hereof.

The Complaint alleges violations of state law and breaches of fiduciary duty, unjust enrichment and gross mismanagement by the individual defendants as, in the view of the plaintiffs, we had entered into poorly advised loan transactions and related party transactions. We believe that these claims are without merit and intend to vigorously defend them. We moved to dismiss the Complaint and on February 25, 2019, the Court granted the motion to dismiss but granted plaintiffs leave to amend their Complaint.  On March 11, 2019, plaintiffs filed their amended complaint asserting violations of breaches of fiduciary duties and unjust enrichment claims based on the previously pled transactions. On March 25, 2019, we filed a motion to dismiss the amended complaint.  The motion to dismiss is returnable before the Court on May 6, 2019.

Based on our assessment of the facts underlying the claims, the uncertainty of litigation, and the preliminary stage of the case, we cannot estimate the reasonably possible loss or range of loss that may result from this action. However, an unfavorable outcome may have a material adverse effect on our business, financial condition and results of operations.

On November 28, 2018, Blockchain Mining Supply and Services, Ltd, a vendor who sold computers to our subsidiary, filed in the United States District Court for the Southern District of New York against us and our subsidiary, Super Crypto Mining, Inc. (Case No. 18-cv-11099). The Complaint asserted claims for breach of contract and promissory estoppel against the us and our subsidiary arising from the subsidiary’s failure to satisfy a purchase agreement.  The Complaint seeks damages in the amount of $1,388,495.

On February 4, 2019, pursuant to the Court’s Rules, we requested a pre-motion Conference with the Court.  The time to file our motion to dismiss is stayed until the Court’ holds the pre-motion Conference, which has not yet been scheduled by the Court.

Based on the our assessment of the facts underlying the claims, the uncertainty of litigation, and the preliminary stage of the case, we cannot estimate the reasonably possible loss or range of loss that may result from this action. However, we have established a reserve in the amount of the unpaid portion of the purchase agreement. An unfavorable outcome may have a material adverse effect on our business, financial condition and results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NYSE American under the symbol DPW. The following table sets forth our high and low sale prices per share of our common stock as reported by www.nasdaq.com on the NYSE American through April 12, 2019 and for each quarter for the past two fiscal years.

Fiscal Year Ended December 31, 2017
	High	Low
First Quarter	$35.00	$10.00
Second Quarter	$21.00	$8.00
Third Quarter	$19.20	$10.00
Fourth Quarter	$119.00	$10.20
First Quarter of 2018	$72.00	$15.20

Fiscal Year Ended December 31, 2018
	High	Low
First Quarter	$72.00	$15.20
Second Quarter	$30.00	$9.80
Third Quarter	$13.4	$7.80
Fourth Quarter	$8.80	$1.80
First Quarter of 2018	$3.20	$0.28
Second Quarter of 2018 through April 10, 2019	$0.34	$0.24

On April 12, 2018, the last sales price per share of our common stock was $0.28.

Record Holders

As of April 12, 2019, 23,189,615 shares of our common stock were issued and outstanding and were owned by approximately 69 holders of record. A number of holders of our common stock are “street name” or beneficial holders whose shares of record are held by banks, brokers, and other financial institutions.

Dividend Policy

We have not declared or paid any cash dividends since our inception, and we do not intend to pay any cash dividends in the foreseeable future. The declaration of dividends in the future, if any, will be at the discretion of our Board of Directors and will depend upon our earnings, capital requirements, and financial position.

Equity Compensation Information

The following table summarizes information about our equity compensation plans as of December 31, 2018.

	Number of Shares		Number of Options
	of Common Stock	Weighted-	Remaining Available for
	to be Issued	Average	Future Issuance Under
	upon Exercise	Exercise Price	Equity Compensation Plans
	of Outstanding	of Outstanding	(excluding securities
	Options	Options	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders (1)	388,873	$20.3847	$507,789

(1)	Includes warrants to purchase 15,873 shares of common stock at an exercise price of $0.20 per share of common stock that were issued to Mr. Kohn and approved the Company’s stockholders in December 2017 and options to purchase 199,875 shares of common stock at an average exercise price of $26.09 per share of common stock that were issued to the Company’s officers and directors and approved the Company’s stockholders in December 2017 and 2018.

Recent Sales of Unregistered Securities

On October 11, 2018, we entered into a Securities Purchase Agreement with a certain institutional investor providing for the issuance of (i) an Original Issue Discount Promissory Note in the principal face amount of $565,000 due December 8, 2018, for a purchase price of $510,000, and (ii) 20,000 shares of common stock to be issued by the Company.

During October 2018, in accordance with the terms of 12% term promissory notes in the principal face amount of $789,473, the Company issued 22,500 shares of its common stock to the investors.

These securities were sold in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.

Issuer Repurchases of Equity Securities

The Company repurchased 2,750 shares of its common stock for $57,748 during the year ended December 31, 2018.

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

On October 15, 2018, we entered into an At-The-Market Issuance Sales Agreement with Wilson-Davis & Co., Inc., (“WDCO”) as sales agent to sell shares of our common stock, having an aggregate offering price of up to $25 million from time to time, through an “at the market offering” program (the “WDCO ATM Offering”). The offer and sale of our common stock was made pursuant to the Company’s effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-222132) filed with the SEC on December 18, 2017, amended on January 8, 2018, and declared effective by the SEC on January 11, 2018, and a prospectus supplement related to the ATM Offering, dated October 15, 2018. Subject to the terms and conditions of the At-The-Market Issuance Sales Agreement, WDCO used commercially reasonable efforts to sell shares of our common stock, based upon our instructions, consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and rules of the NYSE American. We paid to WDCO a commission in an amount equal to 4.0% of the gross sales price per share of common stock sold through the WDCO ATM Offering as sales agent under the At-The-Market Issuance Sales Agreement. The WDCO ATM Offering was terminated effective April 1, 2019.

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

On June 2, 2017, DPW Holdings purchased 56.4% of the outstanding equity interests of Microphase Corporation (“Microphase”). Microphase is a design-to-manufacture original equipment manufacturer, or OEM, industry leader delivering world-class radio frequency (“RF”) and microwave filters, diplexers, multiplexers, detectors, switch filters, integrated assemblies and detector logarithmic video amplifiers (“DLVA”) to the military, aerospace and telecommunications industries. Microphase is headquartered in Shelton, Connecticut.

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

On December 31, 2017, Coolisys entered into a share purchase agreement with Micronet Enertec Technologies, Inc. (“MICT”), a Delaware corporation, Enertec Management Ltd., an Israeli corporation and wholly owned subsidiary of MICT (“EML”), and Enertec Systems 2001 Ltd. (“Enertec”), an Israeli corporation and wholly owned subsidiary of EML, pursuant to which Coolisys acquired Enertec. Enertec is Israel’s largest private manufacturer of specialized electronic systems for the military market. On May 23, 2018, Coolisys acquired Enertec for an aggregate cash purchase price of $4,850,099.

On May 23, 2018, DP Lending entered into and closed a securities purchase agreement to acquire 98.1% of I.AM, Inc. (“I.AM”), for a purchase price of $981. I.AM owns and operates the Prep Kitchen brand restaurants located in the San Diego area. I.AM owed DP Lending $1,715,330 in outstanding principal, pursuant to a loan and security agreement, between I.AM and DP Lending, that I.AM used to acquire the restaurants. The purchase agreement provides that, as I.AM repays the outstanding loan to DP Lending in accordance with the loan agreement, DP Lending will on a pro rata basis transfer shares of common stock of I.AM to David J. Krause, up to an aggregate of 471 shares.

We are a Delaware corporation with our corporate office located at 201 Shipyard Way, Suite E, Newport Beach, California 92663. Our phone number is 510-657-2635 and our website address is www.dpwholdings.com.

Results of Operations

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

The following table summarizes the results of our operations for the years ended December 31, 2018 and 2017.

	For the Years Ended
	December 31,
	2018	2017

Revenue	$17,762,217	$10,000,749
Revenue, cryptocurrency mining	1,675,549	—
Revenue, related party	3,907,280	173,751
Revenue, restaurant operations	3,462,140	—
Revenue, lending activities	347,033	—
Total revenue	27,154,219	10,174,500
Cost of revenue	21,774,658	6,325,027
Gross profit	5,379,561	3,849,473
Total operating expenses	24,985,017	9,832,518

Loss from operations	(19,605,456)	(5,983,045)
Interest expense	(13,453,344)	(4,990,397)
Loss before income taxes	(33,058,800)	(10,973,442)
Income tax benefit	76,599	78,393
Net loss	(32,982,201)	(10,895,049)
Less: Net loss attributable to non-controlling interest	748,320	278,818
Net loss attributable to DPW Holdings	$(32,233,881)	$(10,616,231)
Preferred deemed dividends on Series B and Series C Preferred Stock	(108,049)	(584,182)
Preferred dividends on Series C Preferred Stock	—	(54,059)
Net loss available to common stockholders	$(32,341,930)	$(11,254,472)

Basic and diluted net loss per common share	$(11.15)	$(18.05)

Basic and diluted weighted average common shares outstanding	2,899,888	623,583

Comprehensive Loss
Loss available to common stockholders	$(32,341,930)	$(11,254,472)
Other comprehensive income (loss)
Foreign currency translation adjustment	(377,823)	152,078
Net unrealized (loss) gain on securities available-for-sale	(8,027,746)	5,171,743
Other comprehensive income (loss)	(8,405,569)	5,323,821
Total Comprehensive loss	$(40,747,499)	$(5,930,651)

Revenues

Our revenues increased by $16,979,719 or 166.9% to $27,154,219 for the year ended December 31, 2018, from $10,174,500 for the year ended December 31, 2017. The increase in revenue was primarily due to our four acquisitions completed during 2017 and 2018. Revenues generated by these four acquisitions during the year ended December 31, 2018, represented $13,174,615 of our increase in revenues. Excluding the increase in revenues that were generated by our recent acquisitions, the Company generated revenues of $13,979,604, which represented an increase of $7,309,882. As discussed below, the increase of $7,309,882 from the year ended December 31, 2017, was primarily due to our cryptocurrency mining operations and on revenues generated from a related-party from the manufacture of the Multiplex Laser Surface Enhancement (“MLSE”) plasma-laser system.

Revenues, cryptocurrency mining

In January 2018, we formed Digital Farms. During the year ended December 31, 2018, we recognized $1,675,549 of revenues generated by Digital Farms.

Revenues, related party

During the years ended December 31, 2018 and 2017, we recognized $3,907,280 and $173,751, respectively, in revenues resulting from our relationship with MTIX, a related party. In March 2017, the Company was awarded a 3-year, $50 million purchase order by MTIX to manufacture, install and service the MLSE plasma-laser system.

Gross Margins

Gross margins decreased to 19.8% for the year ended December 31, 2018 compared to 37.8% for the year ended December 31, 2017. The decrease in gross margins was partially attributable to the lower margin revenue of $3,907,280 from MTIX, a related party, with gross margins of 21.5% combined with negative margins of (202.7%) on revenues of $1,675,549 at Digital Farms. The negative gross margins at Digital Farms are attributed to monthly recurring fixed costs at our colocation facilities which temporarily exceed the revenues from our mining operations while we place our miners in service. If we had not recognized revenue, and the related cost of revenue, from Digital Farms and our contract with MTIX, then our adjusted gross margins for the year ended December 31, 2018 would have been 36.8%. The decrease in gross margins from 37.8% to 36.8% is mainly attributable to an increase in costs of our commercial products sold in our U.S. operations, which historically have had much greater gross margins, offset by higher gross margins related to restaurant operations.

Engineering and Product Development

Engineering and product development expenses increased by $310,793 to $1,430,538 for the year ended December 31, 2018 from $1,119,745 for the year ended December 31, 2017. The increase is primarily attributed to our acquisitions of Microphase and Enertec. The closing of the acquisitions of Microphase and Enertec occurred on June 2, 2017 and May 23, 2018, respectively. Enertec incurred engineering and product development expenses for the period May 23, 2018 to December 31, 2018 of $135,964. During the prior-year period, Microphase reported $293,775 in engineering and product development expenses as opposed to $466,575 during the year ended December 31, 2018. In aggregate, these acquisitions resulted an increase in engineering and product development expenses of $308,764.

Selling and Marketing

Selling and marketing expenses were $3,010,790 for the year ended December 31, 2018 compared to $1,721,050 for the year ended December 31, 2017, an increase of $1,289,740. Our acquisition of Microphase, Power-Plus, Enertec and I.AM accounted for $1,111,987, of the increase in selling and marketing expenses. The remaining increase of $177,753 is attributed to an increase in personnel costs directly attributed to sales and marketing personnel at our U.S. and UK based operations. Throughout the quarter ended March 31, 2017, we augmented our sales and marketing team in the U.S. with the addition of a Vice President of Business Development and two regional sales managers. The increase in selling and marketing expenses is partially attributed to the increase in salaries and benefits and travel related costs for these three new sales and marketing positions. Further, during December 2017, we hired a Sales Director at our UK operations.

General and Administrative

General and administrative expenses were $19,842,378 for the year ended December 31, 2018 compared to $6,991,723 for the year ended December 31, 2017, an increase of $12,850,655. Our acquisitions of Microphase, Enertec and I.AM accounted for $3,929,639 of the increase in general and administrative expenses. The adjusted increase of $8,921,016 from the comparative prior period was mainly due to higher stock-based compensation expenses, an increase in legal and audit costs, an increase in investor relationship costs and hiring of additional consultants to build an infrastructure in anticipation of our future growth and the increase in cost attributed to the hiring of a new chief financial officer. The remaining increase in general and administrative expenses is due to various costs, none of which are significant individually.

45

•

In aggregate, we incurred $4,719,265 of stock-based compensation during the year ended December 31, 2018. Of this amount, $2,951,978 was from issuances of equity-based awards pursuant to our Plans and $1,767,287 was from stock, options and warrants which were issued outside the Plans. It has been our policy to allocate the majority of stock-based compensation to general and administrative expense. During the year ended December 31, 2018 and 2017, and inclusive of equity-based awards issued outside the Plans, we recorded $4,688,819 and $1,754,939, respectively, of stock-based compensation in general and administrative expense.

•	We experienced an aggregate increase of $135,017 in audit and legal fees due to an overall increase in the operations conducted and the level of complexity and significant number of the transactions entered into during the year ended December 31, 2018.

•	Beginning during the quarter ended December 31, 2016, we spent significant effort on expanding our investor base and on hiring additional consultants to assist building an infrastructure to support our anticipated growth. These efforts were continued during the year ended December 31, 2018 and resulted in an increase of $331,995 in costs attributed to investor relations and other consulting fees.

•	During January 2018 we hired a new Chief Financial Officer and in September 2017 we hired a senior executive to assist in management at Coolisys. These two hires resulted in an overall increase in payroll expense of approximately $395,000 during the year ended December 31, 2018.

•	Finally, we recently established Digital Farms, our digital currency blockchain mining subsidiary, and DP Lending, our commercial lending subsidiary. During the year ended December 31, 2018, general and administrative costs attributed to these subsidiaries were $2,981,527.

Interest (expense) income, net

Interest expense was $13,453,344 for the year ended December 31, 2018 compared to $4,990,397 for the year ended December 31, 2017. The increase in interest expense for the year ended December 31, 2018 is primarily related to the amortization of debt discount, in the aggregate amount of $11,191,056 resulting from original issue discount on the issuance of warrants in conjunction with the sale of debt instruments in the aggregate amount of $25,443,760. During the year ended December 31, 2018, as a result of these issuances, non-cash interest expense of $11,191,056 was recorded from the amortization of debt discount and debt financing costs. The remaining increase in interest expense was due to an increase in the amount of the Company’s total borrowings and which was primarily offset by interest income and the accretion of original issue discount pursuant to the Loan and Security Agreement entered into on September 6, 2017, between the Company and AVLP (“AVLP Loan Agreement”) of $2,034,358.

Operating Loss

The Company recorded an operating loss of $19,605,456 for the year ended December 31, 2018 compared to an operating loss of $5,983,045 for the year ended December 31, 2017. The increase in operating loss is mostly attributable from the increase of general and administrative expenses.

Net Loss

For the foregoing reasons, our net loss for the year ended December 31, 2018, was $32,982,201 compared to a net loss of $10,895,049 for the year ended December 31, 2017. After taking into consideration the loss attributable to the non-controlling interest of the minority stockholders of Microphase of $430,265 and $278,818 and preferred dividends of $108,049 and $638,241 during the years ended December 31, 2018 and 2017, respectively, the net loss available to common stockholders during the years ended December 31, 2018 and 2017, was $32,341,930 and $11,254,472, respectively.

As reflected in our consolidated statement of cash flows for the years ended December 31, 2018 and 2017, our reported net loss is comprised of non-cash charges of $16,812,868 and $6,334,058, respectively. A summary of these non-cash charges is as follows:

	For the Years Ended
	December 31,
	2018	2017
Interest expense – debt discount	$11,191,056	$4,688,630
Stock-based compensation	4,719,266	1,831,435
Depreciation and amortization	2,906,905	254,006
Interest expense on conversion of promissory notes to common stock	—	13,333
Accretion of original issue discount on notes receivable – related party	(2,004,358)	(453,346)
Non-cash items included in net loss	$16,812,868	$6,334,058

Other comprehensive income (loss)

Other comprehensive income (loss) was ($8,405,569) and $5,323,821, respectively, for the years ended December 31, 2018 and 2017. Other comprehensive loss for the year ended December 31, 2018, which decreased our equity, reflects the impact of the weakening of the British Pound on the equity of DP Limited combined with unrealized losses in our investments in marketable securities, primarily in the warrants that we received as a result of our investment in AVLP, a related party. During the year ended December 31, 2017, unrealized gains in our investment in the AVLP warrants was the principal component of other comprehensive income.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2018, we had cash and cash equivalents of $902,329. This compares with cash and cash equivalents of $1,478,147 at December 31, 2017. The decrease in cash and cash equivalents was primarily due to cash provided by financing activities being slightly less than the amount of cash used in operating and investing activities.

Net cash used in operating activities totaled $10,422,404 for the year ended December 31, 2018, compared to net cash used by operating activities of $4,116,564 for the year ended December 31, 2017. During the year ended December 31, 2018, the increase in net cash used in operating activities compared to the year ended December 31, 2017 was mainly due to the net loss for the year ended December 31, 2018 of $32,982,201. The net loss was partially offset by a number of non-cash charges, the amortization of debt discount of $11,191,055 and stock-based compensation of $4,719,266, an increase in accounts receivable, related party of $3,713,903 and accounts payable and accrued expenses of $7,797,395 and decreases in our accounts receivable of $2,754,631.

Net cash used in investing activities was $20,618,928 for the year ended December 31, 2018 compared to $8,673,963 of net cash used in investing activities for the year ended December 31, 2017. The increase of the net usage of cash from investing activities was primarily attributed to the purchase of property and equipment at Digital Farms, the investment in AVLP, the acquisition of Enertec and investments in debt and equity securities.

Net cash provided by financing activities was $30,537,688 and $13,223,500 for the years ended December 31, 2018 and 2017, respectively. The financing activities primarily related to the sale of 1,640,935 shares of common stock through a registered direct offering and from our ATM Offering for gross proceeds of $23,884,470, net proceeds from the Company’s debt financings and from advances of future receipts of $28,794,037 which was offset by payments on debt instruments of $20,974,155 and proceeds from the exercise of options and warrants of $964,966.

Historically, we have financed our operations principally through issuances of convertible debt, promissory notes and equity securities. During 2018, as reflected below, we continued to successfully obtain additional equity and debt financing and in restructuring existing debt.

•	On January 23, 2018, we entered into a securities purchase agreement with an institutional investor to sell, for an aggregate purchase price of $1,000,000, a 10% senior convertible promissory note (the “Note”) with an aggregate principal face amount of $1,250,000, a warrant to purchase an aggregate of 31,250 shares of our common stock and 27,174 shares of our common stock. The transactions contemplated by the securities purchase agreement closed on February 8, 2018. The Note is convertible into 31,250 shares of our common stock, a conversion price of $40.00 per share, subject to adjustment. The exercise price of the warrant to purchase 31,250 shares of our common stock is $44.00 per share, subject to adjustment. On February 9, 2018, in addition to the 543,478 shares of common stock provided for pursuant to the securities purchase agreement, we issued to the investor an aggregate of 34,597 shares of our common stock upon the conversion of the entire outstanding principal and accrued interest on the Note of $1,383,884.

•	On January 25, 2018, we issued two 5% promissory notes, each in the principal face amount of $2,500,000 for an aggregate debt of $5,000,000 to two institutional investors. The proceeds from the two promissory notes was used to purchase 1,000 Antminer S9s manufactured by Bitmain Technologies, Inc. in connection with our mining operations. We received delivery of the Miners on February 1, 2018. On March 27, 2018, we paid the principal and accrued interest on each of the 5% promissory notes.

•	On February 20, 2018, we issued a promissory note in the principal face amount of $900,000 to an accredited investor. This promissory note included an original issue discount (“OID”) of $150,000 resulting in net proceeds of $750,000. The principal and OID on this note was due and payable on March 22, 2018. On March 23, 2018, we entered into a new promissory note in the principal amount of $1,750,000 for a term of two months, subject to our ability to prepay within one month. The interest rate payable on this new promissory note was twenty percent per thirty calendar days, payable in a lump sum on the maturity date. We also issued to the lender a warrant to purchase 62,500 shares of our common stock at an exercise price of $23.00 per share, pursuant to a consulting agreement. The principal amount of the new promissory note consisted of net proceeds of $1,000,000 and the cancellation of the principal of $750,000 from the February 20, 2018 promissory note. The interest on the February 20, 2018 note in the amount of $150,000 was paid to the lender prior to entering into the new promissory note. On April 23, 2018, we paid the entire outstanding principal and accrued interest on the new promissory note of $2,100,000.

•	On February 26, 2018, we issued a 10% promissory note in the principal face amount of $330,000 to an accredited investor. This promissory note included an OID of $30,000 resulting in net proceeds to us of $300,000. The principal and accrued interest on this note was due and payable on April 12, 2018, subject to a 30-day extension available to us. This 10% promissory note was paid on April 27, 2018.

•	On February 27, 2018, we entered into a Sales Agreement with H.C. Wainwright & Co., LLC (“HCW”) to sell shares of common stock having an aggregate offering price of up to $50 million (the “Shares”) from time to time, through an “at the market offering” program (the “HCW ATM Offering”) under which HCW acted as sales agent. The offer and sale of the Shares was made pursuant to our effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-222132) filed with the SEC on December 18, 2017, amended on January 8, 2018, and declared effective by the SEC on January 11, 2018, and a prospectus supplement related to the HCW ATM Offering, dated February 27, 2018. The HCW ATM Offering was terminated effective September 23, 2018.

•	On March 23, 2018, we entered into a securities purchase agreement to sell and issue a 12% promissory note and a warrant to purchase 22,500 shares of common stock to an accredited investor. The promissory note was issued with a 10% OID. The promissory note is in the principal amount of $1,000,000 and was sold for $900,000, bears interest at 12% simple interest on the principal amount, and is due on June 22, 2018. Interest only payments are due, in arrears, on a monthly basis commencing on April 23, 2018. The exercise price of the warrant is $23.00 per share. The promissory note is unsecured by any of our assets but is guaranteed by our Chief Executive Officer.

•	On March 27, 2018, we issued a 10% promissory note in the principal face amount of $200,000 to an accredited investor. The principal and accrued interest on this note was due and payable on March 29, 2018. Between March 29 and April 24, 2018, we paid the entire outstanding principal on this 10% promissory note of $200,000.

•	On April 16, 2018, we entered into securities purchase agreements with three institutional investors to sell, for an aggregate purchase price of $1,550,000, 12% secured convertible promissory notes (“Convertible Notes”) with an aggregate principal face amount of $1,722,222, warrants to purchase an aggregate of 49,679 shares of our common stock, and an aggregate of 10,046 shares of our common stock. The Convertible Notes bear simple interest at 12% on the principal amount with a guarantee of interest during the initial six months in the amount of $103,333. Beginning on May 16, 2018, we were required to make six monthly cash payments in the aggregate amount of $304,259 until the Convertible Notes are satisfied in full, which was to occur on October 16, 2018. On August 31, 2018, the Company made its final payment and in aggregate paid principal and accrued interest of $1,722,222 and $103,333, respectively, on the 12% April 2018 Convertible Notes. The warrants entitle the holders to purchase, in the aggregate, up to 49,679 shares of our common stock at an exercise price of $26.00 per share for a period of five years subject to certain beneficial ownership limitations.

•	On May 15, 2018, we entered into securities purchase agreements with certain investors for the sale and issuance of an aggregate of 384,589 shares of our Class A common stock, and five-year warrants to purchase such number of shares of common stock equal to the shares of common stock purchased by the investors. We received aggregate consideration of $5,999,584, consisting of cash and the cancellation of short-term advances of $3,225,000 and $2,774,584, respectively. These securities were issued pursuant to our registration statement filed with the Securities and Exchange Commission (File No. 333-222132) which became effective on January 11, 2018.

•	On May 15, 2018, we entered into a securities purchase agreement with an institutional investor providing for the issuance of (i) a 10% senior secured convertible promissory note (the “10% Convertible Note”) with a principal face amount of $6,000,000, (ii) a five-year warrant to purchase 55,556 shares of the Company’s common stock (the “Series A Warrant Shares”) at an exercise price of $27.00 (the “Series A Warrant”), (iii) a five-year warrant to purchase 86,207 shares of the Company’s common stock (the “Series B Warrant Shares” and with the Series A Warrant Shares, the “Warrant Shares”) at an exercise price of $17.40 per share (the “Series B Warrant” and together with the Series A Warrant, the “Warrants”), and (iv) 17,241 shares of our common stock. Initially, the 10% Convertible Note was convertible into our common stock at $15.00 per share, but could only be converted if an event of default thereunder had occurred and not been cured on a timely basis. Pursuant to an amendment dated as of August 31, 2018, we reduced the conversion price to $8.00 from $15.00. Further, on September 25, 2018, we entered into an agreement to amend the maturity date on the 10% Convertible Note, pursuant to which amendment the amortization schedule of the 10% Convertible Note provides for 13 monthly payments in the amount of $309,193, and for the fourteenth payment to be in the amount of $1,011,427, plus accrued and unpaid interest. Each such amortization payment shall be made in cash or Bitcoin

In connection with the financing, pursuant to an engagement agreement with Alliance Global Partners (“AGP”), a licensed broker-dealer with FINRA, we agreed to pay to AGP a cash fee, or placement agent fee, equal to 5% of the aggregate gross proceeds raised. Such fee was paid at the closing of the offering. In addition, AGP shall receive a cash fee equal to 5% of such cash exercise price proceeds received by us, payable within 48 hours of our receipt of any cash exercise price proceeds from the exercise of any warrants sold, provided that no such fee is due and payable hereunder in the event the warrants are not exercised for cash. AGP is also entitled to receive a warrant to purchase 7,500 shares of common stock with an exercise price of $20.00, which warrant shall be exercisable for 5-years via cashless exercise until registered and via cash thereafter.

•	On July 2, 2018, we entered into a securities purchase agreement with an institutional investor providing for the issuance of (i) a second 10% senior secured convertible promissory note (the “Second 10% Convertible Note”) with a principal face amount of $1,000,000, which Second 10% Convertible Note was initially convertible into our common stock at $15.00 per share and (ii) an additional 20,000 of the Company’s common stock to be issued in connection with the 10% Convertible Note. Pursuant to an amendment dated as of August 31, 2018, we reduced the conversion price to $8.00 from $15.00. The Second 10% Convertible Note matures on January 1, 2019.

•	On August 31, 2018, we entered into a securities purchase agreement with the institutional investor providing for the issuance of (i) a third 10% convertible note (the “Third 10% Convertible Note” and with the 10% Convertible Note and the Second 10% Convertible Note, the “10% Convertible Notes”) with a principal face amount of $2,000,000, which Third Convertible Note is convertible into 250,000 shares of our common stock at $8.00 per share and (ii) an additional 31,000 of our common stock. The shares of common stock issuable pursuant to the Third 10% Convertible Note have not yet been issued to the institutional investor. The Third 10% Convertible Note matures on February 15, 2019.

•	On August 10, 2018, DP Lending issued a 12% promissory note in the principal amount of $550,000 to an accredited investor. This promissory note included an OID of $50,000 resulting in net proceeds of $500,000. The principal and accrued interest on this note is due and payable on August 10, 2019.

•	On August 16, 2018, we entered into a securities purchase agreement with certain institutional investors providing for the issuance of (i) secured promissory notes (the “Notes”) in the aggregate principal face amount of $1,212,000 due February 15, 2019, at an interest rate of eight percent (8%) per annum for which we received an aggregate of $1,010,000, and (ii) an aggregate of 20,000 shares of common stock to be issued by us, subject to approval of the NYSE American.

•	On August 23, 2018, DP Lending issued a promissory note in the principal amount of $85,000 to an accredited investor. This promissory note included an OID of $10,000 resulting in net proceeds of $75,000. The principal and accrued interest on this note was due and payable on September 24, 2018.

•	On August 28, 2018, DP Lending issued a promissory note in the principal amount of $115,000 to an accredited investor. This promissory note included an OID of $15,000 resulting in net proceeds of $100,000. The principal and accrued interest on this note was due and payable on September 14, 2018. This promissory note was paid on September 21, 2018.

•	During September 2018, we issued to institutional investors 12% term promissory notes in the principal face amount of $789,473, with an interest rate of 12% for a purchase price of $749,999. The outstanding principal face amount, plus any accrued and unpaid interest, was due by December 31, 2018, or as otherwise provided in accordance with the terms set forth therein. In accordance with the notes, we also agreed to issue 22,500 shares of our common stock to the investors. The notes contain standard and customary events of default.

•	On October 11, 2018, we entered into a Securities Purchase Agreement with a certain institutional investor providing for the issuance of (i) an Original Issue Discount Promissory Note in the principal face amount of $565,000 due December 8, 2018, for a purchase price of $510,000, and (ii) 20,000 shares of common stock to be issued by the Company, subject to approval of the NYSE American.

•	On October 15, 2018, we entered into an At-The-Market Issuance Sales Agreement with Wilson-Davis & Co., Inc. (“WDCO”) to sell shares of our common stock, having an aggregate offering price of up to $25 million from time to time, through an “at the market offering” program (the “WDCO ATM Offering”) under which WDCO acts as sales agent. The offer and sale of the shares through the WDCO ATM Offering was made pursuant to our effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-222132) filed with the SEC on December 18, 2017, amended on January 8, 2018, and declared effective by the SEC on January 11, 2018, and a prospectus supplement related to the WDCO ATM Offering, dated October 15, 2018.

We expect to continue to incur losses for the foreseeable future and will be required to raise additional capital to continue to support our working capital requirements. We believe that the MLSE purchase order contract of $50 million and revenue generated by Digital Farms will generate meaningful revenue and corresponding cash in 2019. In addition, we have been successful over the last 12 months in raising capital to support our working capital requirements. We anticipate that we will continue to raise capital through public and private equity offerings, debt financings, or other means. If we are unable to secure additional capital, we may be required to curtail our current operations and take additional measures to reduce costs expenses, including reducing our workforce, eliminating outside consultants, ceasing or reducing our due diligence of potential future acquisitions, including the associated legal fees, in order to conserve cash in order to sustain operations and meet our obligations.

Based on the above, these matters raise substantial doubt about the Company’s ability to continue as a going concern.

Critical Accounting Policies

See Note 3, Basis of Presentation and Significant Accounting Policies, to the Company’s consolidated financial statements for the year ended December 31, 2018 included in this Annual Report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because we are a smaller reporting company, this section is not applicable

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item 8 are included in this Annual Report following Item 16 hereof. As a smaller reporting company, we are not required to provide supplementary financial information.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2018, we have carried out an evaluation, under the supervision of, and with the participation of, our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated 2013 Framework. Our management has concluded that, as of December 31, 2018, our internal control over financial reporting was not effective.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses:

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

2.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

3.	We did not design or maintain effective general information technology (“IT”) controls over certain information systems that are relevant to the mitigation of the risk pertaining to the misappropriation of assets. Specifically, we did not design and implement:

•	Program change management controls for certain financially relevant systems to ensure that IT program and data changes affecting the Company’s (i) financial IT applications, (ii) digital currency mining equipment, (iii) digital currency hardware wallets, and (iv) underlying accounting records, are identified, tested, authorized and implemented appropriately; and

•	Physical security controls to ensure that the (i) digital currency hardware wallets, (ii) digital currency hardware wallet master seed phrases, (iii) digital currency hardware wallet pin codes, and (iv) the digital currency mining equipment were safeguarded, monitored, validated, and restorable, both physically and electronically.

Planned Remediation

Management, in coordination with the input, oversight and support of our Audit Committee, has identified the measures below to strengthen our control environment and internal control over financial reporting.

In January 2018 we hired a new Chief Financial Officer and engaged the services of a financial accounting advisory firm. In September 2018, we hired a Chief Accounting Officer and in January 2019, we hired a Senior Vice President of Finance. We have tasked these individuals with expanding and monitoring the Company’s internal controls, to provide an additional level of review of complex financial issues and to assist with financial reporting. Further, as we continue to expand our internal accounting department, the Chairman of the Audit Committee shall perform the following:

•	assists with documentation and implementation of policies and procedures and monitoring of controls,

•	reviews all anticipated transactions that are not considered in the ordinary course of business to assist in the early identification of accounting issues and ensure that appropriate disclosures are made in our financial statements

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

ITEM 9B.          OTHER INFORMATION.

None

PART III

Item 10.           Directors, Executive Officers and Corporate Governance.

The following table sets forth the positions and offices presently held by each of our current directors and executive officers and their ages:

			Served as a
		Position and Offices	Director and
Name	Age	Held with the Company	Officer Since
Milton C. Ault, III(1)	49	Chief Executive Officer, Chairman of the Board and Director	2017
William B. Horne (2)	50	Chief Financial Officer and Director	2016
Amos Kohn	59	President and Director	2003
Robert O. Smith (3) (5)	75	Director	2016
Moti Rosenberg (5)	70	Director	2015
Jeffrey A. Bentz (4) (5)	59	Director	2018

(1)	Effective March 16, 2017, Mr. Ault was appointed to the Board.
(2)

On October 13, 2016, William B. Horne was appointed to the Board. Pursuant to a securities purchase agreement dated September 5, 2016 by and among the Company, Philou

Ventures, and Telkoor. Philou Ventures has the right to appoint one member to the Board of Directors.

(3)	On September 22, 2016, Mr. Robert O. Smith was appointed to the board.
(4)	On January 24, 2018, Mr. Jeffrey A. Bentz was appointed to the board.
(5)	Independent Director and Member of the Audit, Compensation and Nominating and Governance Committees.

Each of the directors named above will serve until the next annual meeting of our stockholders or until his respective successor is elected and qualified. Subject to the terms of applicable employment agreements, our executive officers serve at the discretion of our Board.

Mr. Milton C. Ault, III

On March 16, 2017, Mr. Ault was appointed Executive Chairman of the Board and on December 28, 2017, Mr. Ault was appointed Chief Executive Officer. Mr. Ault is a seasoned business professional and entrepreneur that has spent more than twenty-seven years identifying value in various financial markets including equities, fixed income, commodities, and real estate. Mr. Ault founded on February 25, 2016 Alzamend Neuro, Inc., a biotechnology firm dedicated to finding the treatment, prevention and cure for Alzheimer’s Disease and has served as its Chairman since. Mr. Ault has served as Chairman of Ault & Company, a holding company since December 2015, and as Chairman of Avalanche International Corp since September 2014, a “voluntary filer” under the Exchange Act. Since January, 2011, Mr. Ault has been the Vice President of Business Development for MCKEA Holdings, LLC, a family office. Through this position, Mr. Ault has consulted for a few publicly traded and privately held companies, providing each of them the benefit of his diversified experience, that range from development stage to seasoned businesses. He was the President, Chief Executive Officer, Director and Chairman of the Board of Zealous, Inc. from August 2007 until June 4, 2010 and again from February 2011 through May 1, 2011. Mr. Ault was a registered representative at Strome Securities, LP, from July 1998 until December 2005, where he was involved in portfolio management and worked on several activism campaigns including Taco Cabana, Jack In The Box (formerly Foodmaker), and 21st Century Holdings Co. Mr. Ault became majority stockholder of Franklin Capital Corp and was elected to its board of directors in July 2004 and became its Chairman and Chief Executive Officer in October 2004 serving until January 2006, and again from July 2006 to January 2007. In April 2005, the company changed its name to Patient Safety Technologies, Inc. (OTCBB:PSTX, OTCQB:PSTX) (“PST”) and purchased SurgiCount Medical, Inc. Stryker Corporation (NYSE:SYK) acquired PST at the beginning of 2014 in a deal valued at approximately one hundred twenty million dollars ($120,000,000). PST’s wholly owned operating subsidiary, SurgiCount Medical, Inc., is the company that developed the SafetySponge® System; a bar coding technology for inventory control that aims to detect and prevent the incidence of foreign objects left in the body after surgery. We believe that Mr. Ault’s business background demonstrates he has the qualifications to serve as one of our directors and as Chairman.

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

William B. Horne

Mr. Horne has served as a member of our board of directors since October 2016. On January 25, 2018, Mr. Horne was appointed as our Chief Financial Officer. Prior to his appointment as our Chief Financial Officer, Mr. Horne served as one our independent directors. He has served as the Chief Financial Officer of Targeted Medical Pharma, Inc. (OTCBB: TRGM) since August 2013. Mr. Horne is a director of and Chief Financial Officer to Avalanche International, Corp., a “voluntary filer” under the Exchange Act. Mr. Horne previously held the position of Chief Financial Officer in various companies in the healthcare and high-tech field, including OptimisCorp, from January 2008 to May 2013, a privately held, diversified healthcare technology company located in Los Angeles, California. Mr. Horne served as the Chief Financial Officer of Patient Safety Technologies, Inc. (OTCBB: PSTX), a medical device company located in Irvine, California, from June 2005 to October 2008 and as the interim Chief Executive Officer from January 2007 to April 2008. In his dual role at Patient Safety Technologies, Mr. Horne was directly responsible for structuring the divestiture of non-core assets, capital financings and debt restructuring. Mr. Horne held the position of Managing Member & Chief Financial Officer of Alaska Wireless Communications, LLC, a privately held, advanced cellular communications company, from its inception in May 2002 until November 2007. Mr. Horne was responsible for negotiating the sale of Alaska Wireless to General Communication Inc. (NASDAQ: GNCMA). From November 1996 to December 2001, Mr. Horne held the position of Chief Financial Officer of The Phoenix Partners, a venture capital limited partnership located in Seattle, Washington. Mr. Horne has also held supervisory positions at Price Waterhouse, LLP and has a Bachelor of Arts Magna Cum Laude in Accounting from Seattle University. We believe that Mr. Horne's extensive financial and accounting experience in diversified industries and with companies involving complex transactions give him the qualifications and skills to serve as one of our directors.

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

The Nominating and Governance Committee is responsible for, among other things, assisting our Board in identifying prospective director nominees and recommending nominees for each annual meeting of stockholders to the Board; developing and recommending governance principles applicable to our Board; overseeing the evaluation of our Board and management; and recommending potential members for each Board committee to our Board.

The Nominating and Governance Committee considers diversity when identifying Board candidates. In particular, it considers such criteria as a candidate’s broad-based business and professional skills, experiences and global business and social perspective.

In addition, the Committee seeks directors who exhibit personal integrity and a concern for the long-term interests of stockholders, as well as those who have time available to devote to Board activities and to enhancing their knowledge of the power-supply industry. Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities.

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

Family Relationships

There are no family relationships among our directors and executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than ten percent of a registered class of our equity securities to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC.  Executive officers, directors and ten percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file.  Based solely upon our review of Forms 3, 4 and 5 received by us, or written representations from certain reporting persons, we believe that during the during current fiscal year and the year ended December 31, 2018, all such filing requirements applicable to our officers, directors and ten percent stockholders were fulfilled with the following exceptions: During the fiscal year of 2018, Mr. Bentz inadvertently filed one late Form 4 reporting two transactions; Mr. Ault inadvertently filed one late Form 4  reporting an issuance of a warrant by the Company to Ault & Company, Inc., a Delaware corporation; and Mr. Horne inadvertently filed one late Form  4.

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

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned in all capacities during the years ended December 31, 2018 and 2017, by our Chief Executive Officer (the “Named Executive Officer”). Because we are a Smaller Reporting Company, we only have to report information of our Chief Executive Officer as no other officer met the definition of Named Executive Officer within the meaning of the SEC rules.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (I)	All Other Compensation ($)	Total ($)

Milton C. Ault, III	2018	0	0	630,000	253,465	400,000	1,283,465
Chief Executive Officer (3)	2017	0	0	0	461,250	207,500	668,750
William B. Home	2018	246,436	25,000	2,230,000	940,180	12,857 (2)	3,454,473
Chief Financial Officer (4)	2017	0	0	0	92,250	80,000	172,250
Amos Kohn	2018	350,000	0	0	0	34,887 (2)	384,687
President (5)	2017	300,000	0	0	92,250	33,000 (2)	425,250

(1)

The values reported in the “Stock Awards” and “Option Awards” columns represent the aggregate grant date fair value, computed in accordance with Accounting Standards

Codification (“ASC”) 718 Share Based Payments, of grants of stock options and stock awards to our named executive officer in the years shown.

(2)	The amounts in “All Other Compensation” consist of health insurance benefits, long-term and short-term disability insurance benefits, and 401K matching amounts.

(4)	Mr. Ault was appointed as our Chief Executive Officer on December 28, 2017. Amounts included in “All Other Compensation” consist of cash fees earned as an independent contractor.
(4)	Mr. Horne was appointed as our Chief Financial Officer on January 25, 2018. Amounts included in “All Other Compensation” consist of cash fees earned as a director.
(3)	Mr. Kohn also served as our Chief Executive Officer until December 28, 2017.

Employment Agreement with Milton C. Ault, III

On June 17, 2018, the Company entered into a ten year executive employment agreement with Milton C. Ault, III, to serve as Chief Executive Officer of the Company.  For his services, Mr. Ault will be paid a base salary of $400,000 per annum (the “Base Salary”).

Pursuant to the terms and subject to the conditions set forth in the agreement, if the Company meets or exceeds criteria adopted by the Company’s compensation committee (the “Compensation Committee”) for earning bonuses which shall be adopted by the Compensation Committee annually, Mr. Ault shall be eligible to receive an annual bonus, which percentage shall be based on achievement of applicable performance goals determined by the Compensation Committee.

Further, Mr. Ault is entitled to receive equity participation as follows: (A) a grant of restricted stock in the aggregate amount of 50,000 shares of common stock, which shares shall vest ratably over 48 months beginning on January 1, 2020, provided, however, that such shares may, in whole or in part, in the discretion of the Compensation Committee, vest immediately upon the filing of an Annual Report on Form 10-K with the Securities and Exchange Commission (the “SEC”)  that shows that the Company’s revenues for the applicable fiscal year reached or exceeded $100,000,000; notwithstanding the foregoing, before the Company accelerates any such vesting, the Company’s Compensation Committee must prior thereto have obtained the consent of Mr. Ault, which consent may be withheld in his discretion, and (B) an option to purchase 25,000 shares of common stock of the Company at a per share price equal to $16.00, which option will vest over 60 months.

In addition, Mr. Ault shall be eligible to receive a performance-based award (the “CEO Performance Award”), provided that the Company, for any given fiscal year during the term of this agreement, meets the following criteria: (A) an increase in revenue, as calculated under GAAP over the previous fiscal year as reported in the Annual Report on Form 10-K or successor form for such fiscal year; provided that any increase less than thirty-five percent (35%) (the “Revenue Percentage”) shall reduce the CEO Performance Award correspondingly; (B) positive net income, as calculated under GAAP, as reported in the Annual Report on Form 10-K or successor form for such fiscal year, provided that any increase less than five percent (5%) (the “Net Income Percentage”) shall reduce the CEO Performance Award correspondingly; and (C) positive net cash flow from operations on a year-to-year basis, where cash flow is defined as the net amount of cash and cash-equivalents being transferred into and out of the Company. The CEO Performance Award shall consist of a number of shares of the Company’s common stock having a maximum value equal to ten percent (10%) of any appreciation in the Company’s Market Capitalization above the High Water Mark (as such terms are defined in the agreement) as measured by the daily average closing bid price of the Company’s common stock for the applicable fiscal year subject to proration obtained by the product of Revenue Percentage and the Net Income Percentage. If the CEO Performance Award in a fiscal year is less than ten percent (10%) due to a reduction caused by an annual shortfall in either the Revenue Percentage or the Net Income Percentage, the prior year’s targets would be deemed to have been achieved if a corresponding overage in a subsequent fiscal year results in the achievement of the cumulative targets.  The annual and cumulative targets for revenue and net income, which are provided solely for the purpose of establishing cumulative totals, are set forth in the agreement.

Upon termination of Mr. Ault’s employment (other than upon the expiration of the employment), Mr. Ault shall be entitled to receive: (A) any earned but unpaid base salary through the termination date; (B) all reasonable expenses paid or incurred; and (C) any accrued but unused vacation time.

Further, unless Mr. Ault’s employment is terminated as a result of his death or disability or for cause or he terminates his employment without good reason, then upon the termination or non-renewal of Mr. Ault’s employment, the Company shall pay to Mr. Ault a “Separation Payment” as follows:  (A)  an amount equal to four (4) weeks of base salary for each full year of service and credit for his service commencing from September 22, 2016, (B) should Mr. Ault provide the Company with a separation, waiver and release agreement  within 60 days of termination, then the Company shall: (i) pay his base salary until the last to occur (the “Separation Period”) of (1) the expiration of the remaining portion of the initial term or the then applicable renewal term, as the case may be, but in no event an amount greater than the Base Salary payable should either such period expire within two years, or (2) the 12-month period commencing on the date Mr. Ault is terminated, payable in one lump sum; (ii) provide during the Separation Period the same medical, dental, long-term disability and life insurance; and (iii) pay an amount equal to the product obtained by multiplying (x) the maximum annual bonus as Mr. Ault would have been otherwise entitled to receive by (y) the fraction in which the numerator is the number of calendar months worked including the entire month in which severance occurred and the denominator of which is 12; and (iv) all outstanding options and other equity awards shall immediately vest and become fully exercisable for a period of 24 months.  Finally, upon the occurrence of a change in control, Mr. Ault will be paid an amount equal to the greater of: (i) five times his then current Base Salary or (ii) the Separation Payment amount set forth above, without regard to whether Mr. Ault continues in the employ of the Company or its successor.

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

Further, Mr. Horne is entitled to receive equity participation as follows: (i) a grant of restricted stock in the aggregate amount of 50,000 shares of common stock, which shares shall vest in installments of ten thousand (10,000) shares annually over five (5) years beginning on January 1, 2019, provided, however, that such shares may, in whole or in part, in the discretion of the Compensation Committee, vest immediately upon the filing of an Annual Report on Form 10-K with the SEC  that shows that the Company’s revenues for the applicable fiscal year reached or exceeded $100,000,000; notwithstanding the foregoing, before the Company accelerates any such vesting, the Company’s Compensation Committee must prior thereto have obtained the consent of Mr. Horne, which consent may be withheld in his discretion, and (ii) an option to purchase 100,000 shares of common stock of the Company at a per share price equal to $46.40, the closing market price of the shares of common stock on January 24, 2018, which option will vest over 60 months.

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

Further, Mr. Kohn is entitled to receive equity participation as follows: (i) ten-year warrants to purchase 15,873 shares of the Company's Common Stock (the “Warrant Grant”) at an exercise price of $0.20 per share subject to vesting quarterly over two years effective January 1, 2017; and (ii) ten-year options to purchase 50,000 shares of the Company’s Common Stock at an exercise price of $13.00 per share. The option to purchase 50,000 shares of Common Stock is subject to the following vesting schedule: (1) options to purchase 25,000 shares of Common Stock shall vest upon the effective date; (2) options to purchase 12,500 shares of Common Stock shall vest ratably over six months beginning with the first month after the effective date; and (3) options to purchase 12,500 shares of common stock shall vest ratably over twelve months beginning with the first month after the effective date. As part of the grant of the options to purchase 50,000 shares, Mr. Kohn forfeited options to purchase 26,750 shares of common stock previously granted to him under the Company’s Incentive Share Option Plans.

In the event that Mr. Kohn is terminated by the Company without cause, or if Mr. Kohn resigns for good reason, Mr. Kohn shall be entitled to (i) all annual salary earned prior to the termination date, any earned but unpaid portion of Mr. Kohn’s annual performance bonus for the year preceding in which such termination occurred and any earned but unpaid paid time off; (ii) an amount equal to 100% of Mr. Kohn’s then in effect annual base salary plus an additional 1/12th of Mr. Kohn’s annual base salary for each year of employment with the Company prior to such termination; (iii) an amount equal to the average of Mr. Kohn’s two prior years’ annual bonuses (with such average not to exceed 50% of Mr. Kohn’s annual base salary in effect at the time of termination) prorated for the portion of the year that executive was employed; (iv) accelerated vesting of all outstanding unvested stock options and other equity arrangements subject to vesting and held by Mr. Kohn through the termination date and the Company’s right to repurchase Mr. Kohn’s restricted stock shall cease; and (v) to the extent required by COBRA, continuation of group health benefits pursuant to the Company's standard programs or in effect at the termination date at Company expense for a period of not less than 18 months.

If Mr. Kohn is terminated without cause, or resigns for good reason within 12 months of a change of control, Mr. Kohn shall be entitled to receive: (i) payment in a lump sum of Mr. Kohn’s annual base salary for 24 months and any accrued, unused paid time-off; (ii) accelerated vesting of all outstanding unvested stock options and other equity arrangements subject to vesting and the Company’s right to repurchase Mr. Kohn restricted stock shall cease; and (iii) to the extent required by COBRA, continuation of group health benefits pursuant to the Company's standard programs or in effect at the termination date at the Company’s expense for a period of not less than 18 months.

 Advisory Vote on Executive Compensation

At the annual meeting of stockholders on December 28, 2016, the stockholders approved, on an advisory basis, the compensation paid to the Company’s named executive officers. In addition, stockholders voted, on an advisory basis, that an advisory vote on executive compensation should be held every three years.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on outstanding equity awards as of December 31, 2018 to the Named Executive Officer.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2018
OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Milton C. Ault III	6,771 (1)	18,229	—	$27.60	11/28/2027
	3,125 (2)	21,875	—	$16.00	6/17/2018
William B. Horne	1,354 (3)	3,646	—	$27.60	11/28/2027
	4,583 (4)	20,417	—	$46.40	1/25/2018
Amos Kohn	50,000 (5)	—	—	$13.00	11/3/2026
	15,873 (6)	—	—	$0.20	11/3/2026
	1,354 (7)	3,646	—	$27.60	11/28/2027

(1)	Represents options to purchase 25,000 shares of the Company's Common Stock at an exercise price of $27.60 per share subject to vesting monthly over four years beginning November 28, 2017 granted to Mr. Ault.

(2)	Represents options to purchase 25,000 shares of the Company's Common Stock at an exercise price of $16.00 per share subject to vesting monthly over four years beginning June 17, 2018 granted to Mr. Ault.

(3)	Represents options to purchase 5,000 shares of the Company's Common Stock at an exercise price of $27.60 per share subject to vesting monthly over four years beginning November 28, 2017 granted to Mr. Horne.

(4)	Represents options to purchase 25,000 shares of the Company's Common Stock at an exercise price of $46.40 per share subject to vesting monthly over five years beginning January 25, 2018 granted to Mr. Horne.

(5)	On November 3, 2016, Mr. Kohn was granted options to 50,000 shares of Common Stock at $13.00 per share. The options to purchase 50,000 shares of Common Stock are subject to the following vesting schedule: (1) options to purchase 25,000 shares of Common Stock shall vest upon the effective date; (2) options to purchase 12,500 shares of Common Stock shall vest ratably over six months beginning with the first month after the effective date; and (3) options to purchase 12,500 shares of common stock shall vest ratably over twelve months beginning with the first month after the effective date. In connection with the grant of options to purchase 50,000 shares of Common Stock, Mr. Kohn forfeited options to purchase 26,750 shares of common stock previously granted to him under the Company’s 2012 Plan.

(6)	Represents warrants to purchase 15,873 shares of the Company's Common Stock at an exercise price of $0.20 per share subject to vesting quarterly over two years beginning January 1, 2017 granted to Mr. Kohn in connection with his employment agreement.

(7)	Represents options to purchase 5,000 shares of the Company's Common Stock at an exercise price of $27.60 per share subject to vesting monthly over four years beginning November 28, 2017 granted to Mr. Kohn.

Director Compensation

Beginning July 1, 2018, the Company pays each independent director an annual base amount of $35,000 annually, other than Mr. Smith, who will receive a base amount of $45,000 annually due to anticipated additional services to be provided by Mr. Smith as a lead independent director. Additionally, our Board makes recommendations for adjustments to an independent director’s compensation when the level of services provided are significantly above what was anticipated.

The table below sets forth, for each non-employee director, the total amount of compensation related to his or her service during the year ended December 31, 2018:

	Fees earned or	Stock	Option	All other
Name	paid in cash ($)	awards ($)	awards ($)	compensation ($)	Total ($)
Robert O. Smith	37,500	—	117,861 (1)	—	155,361
Kristine Ault (2)	5,000	—	—	—	5,000
Jeffrey A. Bentz (3)	28,264	—	590,708 (4)	—	618,972
Mordechai Rosenberg	27,500	—	147,010 (5)	—	174,510

(1)	On June 17, 2018, Mr. Smith was granted options to purchase 11,625 shares of Common Stock at $16.00 per share. The options shall vest ratably over forty-eight (48) months beginning with the first month after the effective date.

(2)	Ms. Ault resigned from the Board on January 24, 2018.

(3)	Mr. Bentz was appointed as Director on January 24, 2018

(4)	On January 24, 2018, Mr. Bentz was granted options to purchase 13,750 shares of Common Stock at $46.40 per share and on June 17, 2018, Mr. Bentz was granted options to purchase 5,000 shares of Common Stock at $16.00 per share. The options shall vest ratably over forty-eight (48) months beginning with the first month after the effective date.

(5)	On June 17, 2018, Mr. Rosenberg was granted options to purchase 14,500 shares of Common Stock at $16.00 per share. The options shall vest ratably over forty-eight (48) months beginning with the first month after the effective date.

Stock Option Plans

On December 28, 2018, the stockholder’s approved the 2018 Stock Incentive Plan (the “2018 Stock Incentive Plan”), under which options to acquire up to 500,000 shares of common stock may be granted to the Company's directors, officers, employees and consultants. The 2018 Stock Incentive Plan is in addition to the Company’s (i) 2017 Stock Incentive Plan (the “2017 Plan”), under which options to acquire up to 100,000 shares of common stock may be granted to the Company's directors, officers, employees and consultants, (ii) 2016 Stock Incentive Plan (the “2016 Stock Incentive Plan”), under which options to acquire up to 200,000 shares of common stock may be granted to the Company's directors, officers, employees and consultants, and (ii) 2012 Stock Option Plan, as amended (the “2012 Plan”), which provides for the issuance of a maximum of 68,632 shares of the Company’s common stock to be offered to the Company’s directors, officers, employees, and consultants (collectively the “Plans”).

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

As of December 31, 2018, options to purchase 173,125 shares of common stock were issued and outstanding, and 507,789 shares are available for future issuance under the Plans.

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

Except as otherwise indicated below, the following table sets forth certain information regarding beneficial ownership of our common stock as of April 10, 2019 by (1) each of our current directors; (2) each of the named executive officers listed in the Summary Compensation Table located above in the section entitled “Executive Compensation”; (3) each person known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock based upon Schedules 13G or 13D filed with the SEC; and (4) all of our directors and executive officers as a group. As of April 10, 2019, there were 22,692,365 shares of our common stock issued and outstanding.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of the Record Date are deemed to be outstanding and to be beneficially owned by the person or group holding such options or warrants for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise indicated by footnote, to our knowledge, the persons named in the table have sole voting and sole investment power with respect to all common stock shown as beneficially owned by them, subject to applicable community property laws. Unless otherwise indicated below, the address of each beneficial owner listed below is c/o DPW Holdings, Inc., 201 Shipyard Way, Newport Beach, California 92663.

Name and address of beneficial owner	Number of shares beneficially owned		Approximate Percent of class
Greater than 5% Beneficial Owners:
Philou Ventures, LLC	314,864	(2)	1.38%
Ault & Company, Inc.	333,882	(3)	1.46%

Directors and executive officers: (1)
Milton Ault, III	347,695	(4)	1.52%
Amos Kohn	79,601	(5)	*
Robert Smith	19,846	(6)	*
William Horne	29,750	(7)	*
Moti Rosenberg	14,385	(8)	*
Jeffrey A. Bentz	6,635	(9)	*
All directors and executive officers as a group (six persons)	497,913		2.19%

*           Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o DPW Holdings, Inc., 201 Shipyard Way, Newport Beach, CA 92663.

(2)	Includes 125,000 shares of Series B Preferred Stock that are convertible into 89,285 of common stock and warrants to purchase 89,285 shares of common stock that are exercisable within 60 days of the Record Date. Each share of Series B carries the voting power of 0.71 shares of common stock. Philou Ventures’ address is P.O. Box 3587 Tustin, CA 92705.

(3)	Includes shares beneficially owned by Philou Ventures of which Ault & Company, Inc. is the Manager. Also includes options to purchase 3,750 shares of common stock that are exercisable within 60 days of April 10, 2019.
(4)	Includes 314,864 shares beneficially owned by Philou Ventures, 15,268 shares and warrants to purchase 3,750 shares of common stock beneficially owned by Ault & Company, Inc. (“Ault & Company”) that are exercisable within 60 days of the Record Date, which may be deemed beneficially owned by Mr. Ault. Also includes 1,730 shares and options owned by Mr. Ault to purchase 12,083 shares of common stock that are exercisable within 60 days of April 10, 2019. Mr. Ault is the Chief Executive Officer of Ault & Company.

(5)	Includes options to purchase 51,667 shares and warrants to purchase 20,206 shares of common stock exercisable within 60 days of April 10, 2019.

(6)	Includes options and warrants to purchase 17,680 shares of common stock that are exercisable within 60 days of April 10, 2019.

(7)	Includes options to purchase 17,500 shares of common stock that are exercisable within 60 days of April 10, 2019.
(8)	Consists of options to purchase shares of common stock that are exercisable within 60 days of April 10, 2019.
(9)	Includes options to purchase 6,285 shares of common stock that are exercisable within 60 days of April 10, 2019.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following information sets forth certain related transactions between us and certain of our stockholders or directors. On September 22, 2016, Philou Ventures became our largest stockholder when it acquired all of the common stock of a prior stockholder, Telkoor Telecom, Ltd. Philou Ventures’ Manager is Kristine L. Ault, a former director. Ms. Ault is the spouse of Milton C. Ault, III, who is our Chief Executive Officer and Chairman of the Board.

 Philou Ventures, LLC

On March 9, 2017, we entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Philou Ventures. Philou Ventures is the Company’s largest single stockholder. Milton C. Ault is the Chief Executive Officer of Ault & Company, the Manager of Philou Ventures. Pursuant to the terms of the Purchase Agreement, Philou Ventures may invest up to $5,000,000 in us through the purchase of Series B Preferred Stock (“Preferred Stock”) over the Term, as specified herein. Each share of Preferred Stock shall be purchased at $10.00 up to a maximum issuance of 500,000 shares of Preferred Stock. Philou Ventures guaranteed to purchase by May 31, 2017, the greater of: (i) 100,000 shares of Preferred Stock or (ii) a sufficient number of shares of Preferred Stock to ensure that we have sufficient stockholders’ equity to meet the minimum continued listing standards of the NYSE American. In addition, for as long as the Preferred Stock is outstanding, Philou Ventures agrees to purchase additional shares of Preferred Stock in a sufficient amount in order us to meet the NYSE American’s minimum stockholders’ equity continued listing requirement subject to the maximum number of 500,000 shares of Preferred Stock (collectively, “Guaranteed Purchases”). In addition, at any time during the Term, Philou Ventures may in its sole and absolute discretion purchase additional shares of Preferred Stock, up to the 500,000 share maximum (“Voluntary Purchases”). All consideration for Voluntary Purchases shall be delivered through a series of varying payments (“Payments”) by Philou Ventures, at its sole and absolute discretion, during the period commencing on the closing date and ending 36 months therefrom (the “Term”). We have the right to request, with 90-day written notice to Philou Ventures, that Guaranteed Purchases be accelerated to meet deadlines for maintaining the minimum stockholders’ equity required by the NYSE American. The Preferred Stock shall not be callable by us for 25 years from the closing date.

In addition, for each share of Preferred Stock purchased by Philou Ventures, Philou Ventures will receive warrants to purchase shares of common stock in a number equal to the stated value of each share of Preferred Stock of $10.00 purchased divided by $0.70 at an exercise price equal to $14.00 per share of common stock

Further, Philou Ventures shall have the right to participate in our future financings under substantially the same terms and conditions as other investors in those respective financings in order to maintain its then percentage ownership interest. Philou Ventures’ right to participate in such financings shall accrue and accumulate provided that it still owns at least 100,000 shares of Preferred Stock.

On December 29, 2016, MCKEA Holdings, LLC (“MCKEA”) lent us $250,000 in the form of a demand note bearing simple interest at 6.0%. MCKEA is the majority member of Philou Ventures, LLC, which is the Company’s controlling stockholder. Kristine L. Ault, a former director and the wife of Milton C. Ault III, Chief Executive Officer and Chairman of the Company’s Board of Directors, is the manager and owner of MCKEA. On March 24, 2017, MCKEA cancelled the $250,000 demand note to purchase 25,000 shares of Preferred Stock and received warrants to purchase 25,510 shares of common stock at $14.00 per share.

On March 20, 2017, Philou arranged for the Company to receive a $250,000 short-term loan. Between May 5, 2017 and June 2, 2017, Philou purchased an additional 75,000 shares of Series B Preferred Stock pursuant to the Preferred Stock Purchase Agreement in consideration of the cancellation of the Company debt due to Philou from the $250,000 short term loan and cash of $500,000. In addition, Philou received warrants to purchase 76,531 shares of common stock at an exercise price of $14.00 per share of common stock. On April 24, 2018, Philou purchased an additional 25,000 shares of Series B Preferred Stock in consideration of the cancellation of short-term advances due to Philou in the aggregate amount of $250,000. In addition, Philou received warrants to purchase 25,510 shares of common stock at an exercise price of $14.00 per share of common stock.

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

Avalanche is a holding company which on August 22, 2017, pursuant to the terms of a Share Exchange Agreement dated as of March 3, 2017, and as amended on July 13, 2017 and August 21, 2017 (the “Exchange Agreement”) with MTIX Ltd., a company formed under the laws of England and Wales (“MTIX”) and the three (3) stockholders of MTIX (the “Sellers”), Avalanche completed its acquisition of MTIX. Upon the terms and subject to the conditions set forth in the Exchange Agreement, Avalanche acquired MTIX from the Sellers through the transfer of all issued and outstanding ordinary shares of MTIX (the “MTIX Shares”) by the Sellers to Avalanche in exchange (the “Exchange”) for the issuance by Avalanche of: (a) 7% secured convertible promissory notes (individually, a “Note” and collectively, the “Notes”) in the aggregate principal face amount of $9,500,000 to the Sellers in pro rata amounts commensurate with their current respective ownership percentages of MTIX’s ordinary shares, (b) (i) $500,000 in cash, $50,000 of which was paid on October 26, 2016, and (ii) 100,000 shares of Avalanche’s newly designated shares of Class B Convertible Preferred Stock (the “Class B Shares”) to the principal stockholder of MTIX (the “Majority Stockholder”).

Milton C. Ault, III and William Horne, our Chief Executive Officer and Chief Financial Officer, respectively, and two of our directors are directors of Avalanche. In addition, Philou Ventures is the controlling stockholder of Avalanche as well as our largest single stockholder.

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

On December 5, 2017, the Company entered into an exchange agreement with WT Johnson & Sons (Huddersfield) Limited (the “Holder”), pursuant to which the Company issued to the Holder, (a) a convertible promissory note in the principal amount of $600,000 (“Note A”), and (b) a convertible promissory note in the principal amount of $1,667,766 (“Note B”), in exchange for cancellation of (i) an outstanding loan made by the Holder to MTIX in the amount of $265,766; and (ii) cancellation of an aggregate of $2,002,000 owed by MTIX to the Holder pursuant to an Agreement for the Sale and Purchase of a Textile Multi-Laser Enhancement Technology Machine dated as of July 21, 2017 by and between MTIX and the Holder.

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

During December 2017, the Company issued 600,000 shares of its common stock upon the conversion of Note A and the Holder notified the Company that gross proceeds during the month of December 2017 from sales of the 30,000 shares of common stock were sufficient to satisfy the entire $2,267,766 obligation. As a result of entering into the exchange agreement with the Holder, MTIX is obligated to pay the Company $2,668,266, consisting of the amount of the exchange agreement of $2,267,766 and a value added tax of $400,500 from the sale of the Textile Multi-Laser Enhancement Technology Machine.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Marcum LLP serves as our independent registered public accounting firm for the year ended December 31, 2018 and 2017.

Fees and Services

The following table shows the aggregate fees billed to us for professional services by Marcum LLP, respectively, for the years ended December 31, 2018 and 2017:

	2018	2017
Audit Services	$610,564	$313,986
Audit Related Services	$—	$—
Tax Services	$—	$—
All Other Services	$—	$—
Total	$610,564	$313,986

Audit Fee. This category includes the aggregate fees billed for professional services rendered for the audits of our financial statements for the years ended December 31, 2018 and 2017, for the reviews of the financial statements included in our quarterly reports on Form 10-Q during 2018 and 2017, and for other services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant years.

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

PART IV

ITEM 15.	EXHIBITS

Exhibit Number	Description

2.1	Share Exchange Agreement between the Company, Microphase Corporation, Microphase Holding Company, RCKJ Trust, Ergul Family Limited Partnership, and To Hong Yam and Eagle Advisers, LLC, dated April 28, 2017. Incorporated herein by reference to the Current Report on Form 8-K filed on May 3, 2017 as Exhibit 2.1 thereto.

2.2	Agreement and Plan of Merger between the Company and Digital Power Corporation, dated December 27, 2017. Incorporated herein by reference to the Current Report on Form 8-K filed on December 29, 2017 as Exhibit 2.1 thereto.

2.3	State of Delaware, Certificate of Merger of the Company and Digital Power Corporation, dated December 28, 2017. Incorporated herein by reference to the Current Report on Form 8-K filed on December 29, 2017 as Exhibit 2.2 thereto.

2.4	Share Purchase Agreement between Coolisys Technologies, Inc., Enertec Management Ltd., Micronet Enertec Technologies, Inc., and Enertec Systems 2001 Ltd., dated December 31, 2017. Incorporated herein by reference to the Current Report on Form 8-K filed on January 2, 2018 as Exhibit 2.1 thereto.

3.1	Amended and Restated Articles of Incorporation of the Company, dated September 29, 1992. Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 16, 1996.

3.2	Certificate of Amendment to Articles of Incorporation of the Company, dated September 9, 1996. Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 16, 1996.

3.3	Bylaws. Incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 16, 1996.

3.4	Form of Certificate of Determination of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, dated March 3, 2017. Incorporated by reference to the Current Report on Form 8-K filed on March 9, 2017 as Exhibit 3.1 thereto.

3.5	Form of Certificate of Determination of Preferences, Rights and Limitations of Series D Convertible Preferred Stock. Incorporated by reference to the Current Report on Form 8-K filed on May 3, 2017 as Exhibit 3.1 thereto.

3.6	Form of Certificate of Determination of Preferences, Rights and Limitations of Series E Convertible Preferred Stock. Incorporated by reference to the Current Report on Form 8-K filed on May 3, 2017 as Exhibit 3.2 thereto.

3.7	Form of Certificate of Determination of Preferences, Rights and Limitations of Series C Convertible Preferred Stock, dated May 15, 2017. Incorporated by reference to the Current Report on Form 8-K filed on May 31, 2017 as Exhibit 3.1 thereto.

3.8	Certification of Incorporation, dated September 22, 2017. Incorporated herein by reference to the Current Report on Form 8-K filed on December 29, 2017 as Exhibit 3.1 thereto.

3.9	Bylaws, dated September 25, 2017. Incorporated herein by reference to the Current Report on Form 8-K filed on December 29, 2017 as Exhibit 3.2 thereto.

Exhibit Number	Description

4.1	Form of Secured Convertible Note, dated October 21, 2016. Incorporated herein by reference to the Current Report on Form 8-K filed on October 27, 2016 as Exhibit 10.1 thereto.

4.2	Form of Common Stock Purchase Warrant, dated October 21, 2016. Incorporated herein by reference to the Current Report on Form 8-K filed on October 27, 2016 as Exhibit 10.2 thereto.

4.3	Form of Common Stock Purchase Warrant, dated October 21, 2016. Incorporated herein by reference to the Current Report on Form 8-K filed on October 27, 2016 as Exhibit 10.3 thereto.

4.4	Form of Common Stock Purchase Warrant, dated November 15, 2016. Incorporated herein by reference to the Current Report on Form 8-K filed on November 16, 2016 as Exhibit 4.1 thereto.

4.5	Form of Common Stock Purchase Warrant. Incorporated by reference to the Current Report on Form 8-K filed on March 9, 2017 as Exhibit 4.1 thereto.

4.6	Form of Common Stock Purchase Warrant. Incorporated by reference to the Current Report on Form 8-K filed on April 4, 2017 as Exhibit 4.1 thereto.

4.7	Form of Common Stock Purchase Warrant. Incorporated by reference to the Current Report on Form 8-K filed on May 31, 2017 as Exhibit 4.1 thereto.

4.8	Form of Common Stock Purchase Warrant. Incorporated by reference to the Current Report on Form 8-K filed on June 8, 2017 as Exhibit 4.1 thereto.

4.9	Form of Common Stock Purchase Warrant, dated July 27, 2017. Incorporated by reference to the Current Report on Form 8-K filed on July 26, 2017 as Exhibit 4.1 thereto.

4.1	Form of Common Stock Purchase Warrant, dated July 28, 2017. Incorporated by reference to the Current Report on Form 8-K filed on July 31, 2017 as Exhibit 4.1 thereto.

4.11	Form of Common Stock Purchase Warrant, dated July 28, 2017. Incorporated by reference to the Current Report on Form 8-K filed on July 31, 2017 as Exhibit 4.2 thereto.

4.12	Form of Convertible Note, dated August 3, 2017. Incorporated by reference to the Current Report on Form 8-K filed on August 9, 2017 as Exhibit 10.2 thereto.

4.13	Form of Common Stock Purchase Warrant, dated August 3, 2017. Incorporated by reference to the Current Report on Form 8-K filed on August 9, 2017 as Exhibit 10.3 thereto.

4.14	Form of Common Stock Purchase Warrant, dated August 10, 2017. Incorporated by reference to the Current Report on Form 8-K filed on August 11, 2017 as Exhibit 4.1 thereto.

4.15	Form of Senior Convertible Promissory Note, dated August 10, 2017. Incorporated by reference to the Current Report on Form 8-K filed on August 11, 2017 as Exhibit 10.2 thereto.

4.16	Common Stock Purchase Warrant issued by Avalanche International Corp. to the Company, dated August 21, 2017. Incorporated by reference to the Current Report on Form 8-K filed on September 7, 2017 as Exhibit 4.1 thereto.

4.17	Convertible Promissory Note issued by Avalanche International Corp. to the Company, dated August 21, 2017. Incorporated by reference to the Current Report on Form 8-K filed on September 7, 2017 as Exhibit 10.2 thereto.

4.18	Form of Common Stock Purchase Warrant. Incorporated by reference to the Current Report on Form 8-K filed on November 2, 2017 as Exhibit 4.1 thereto.

4.19	Form of 10% Original Issue Discount Convertible Debenture. Incorporated by reference to the Current Report on Form 8-K filed on November 2, 2017 as Exhibit 10.2 thereto.

Exhibit Number	Description

4.2	Form of 10% Original Issue Discount Debenture, dated December 4, 2017. Incorporated by reference to the Current Report on Form 8-K filed on December 8, 2017 as Exhibit 4.1 thereto.

4.21	Convertible Promissory Note issued by WT Johnson & Sons (Huddersfield) Ltd. to the Company, dated December 5, 2017. Incorporated by reference to the Current Report on Form 8-K filed on December 8, 2017 as Exhibit 4.1 thereto.

4.22	Convertible Promissory Note issued by WT Johnson & Sons (Huddersfield) Ltd. to the Company, dated December 5, 2017. Incorporated by reference to the Current Report on Form 8-K filed on December 8, 2017 as Exhibit 4.2 thereto.

4.23	Form of Common Stock Purchase Warrant, dated December 5, 2017. Incorporated by reference to the Current Report on Form 8-K filed on December 8, 2017 as Exhibit 4.1 thereto.

4.24	Form of Senior Convertible Promissory Note, dated January 23, 2018. Incorporated by reference to the Current Report on Form 8-K filed on January 24, 2018 as Exhibit 4.1 thereto.

4.25	Form of Common Stock Purchase Warrant, dated January 23, 2018. Incorporated by reference to the Current Report on Form 8-K filed on January 24, 2018 as Exhibit 4.2 thereto.

4.26	Form of Common Stock Purchase Warrant, dated March 23, 2018. Incorporated by reference to the Current Report on Form 8-K filed on March 26, 2018 as Exhibit 4.1 thereto.

10.1	Securities Purchase Agreement between the Company, Philou Ventures, LLC and Telkoor Telecom Ltd., dated September 4, 2016. Incorporated herein by reference to the Current Report on Form 8-K filed on September 7, 2016 as Exhibit 10.1 thereto.

10.2	Rescission Agreement between the Company, Telkoor Telecom Ltd. and Telkoor Power Supplies Ltd., dated September 4, 2016. Incorporated herein by reference to the Current Report on Form 8-K filed on September 7, 2016 as Exhibit 10.2 thereto.

10.3	Waiver Letter to Securities Purchase Agreement between the Company, Philou Ventures, LLC and Telkoor Telecom Ltd., dated September 20, 2016. Incorporated herein by reference to the Current Report on Form 8-K filed on September 22, 2016 as Exhibit 10.1 thereto.

10.4	Registration Rights Agreement, dated October 21, 2016. Incorporated herein by reference to the Current Report on Form 8-K filed on October 27, 2016 as Exhibit 10.4 thereto.

10.5	Form of Subscription Agreement. Incorporated herein by reference to the Current Report on Form 8-K filed on November 16, 2016 as Exhibit 10.1 thereto.

10.6	Form of Registration Rights Agreement, dated November 15, 2016. Incorporated by reference to the Current Report on Form 8-K filed on November 16, 2016 as Exhibit 10.2 thereto.

10.7*	Employment Agreement for Amos Kohn, dated November 30, 2016. Incorporated by reference to the Current Report on Form 8-K filed on December 5, 2016 as Exhibit 10.1 thereto.

10.8	2016 Stock Incentive Plan. Incorporated by reference to the Current Report on Form 8-K filed on December 30, 2016 as Exhibit 10.1 thereto.

10.9	Form of Subscription Agreement. Incorporated by reference to the Current Report on Form 8-K filed on February 17, 2017 as Exhibit 10.1 thereto.

10.10*	Amendment No. 1 to Executive Employment Agreement. Amos Kohn, dated February 22, 2017. Incorporated by reference to the Current Report on Form 8-K filed on February 27, 2017 as Exhibit 10.1 thereto.

Exhibit Number	Description

10.11	Preferred Stock Purchase Agreement between the Company and Philou Ventures, LLC, dated March 9, 2017. Incorporated by reference to the Current Report on Form 8-K filed on March 9, 2017 as Exhibit 10.1 thereto.

10.12	Registration Rights Agreement between the Company and Philou Ventures, LLC. Incorporated by reference to the Current Report on Form 8-K filed on March 9, 2017 as Exhibit 10.2 thereto.

10.13	Form of Subscription Agreement. Incorporated by reference to the Current Report on Form 8-K filed on April 4, 2017 as Exhibit 10.1 thereto.

10.14	Form of Subscription Agreement, dated May 1, 2017. Incorporated by reference to the Current Report on Form 8-K filed on May 31, 2017 as Exhibit 10.1 thereto.

10.15	Form of Registration Rights Agreement. Incorporated by reference to the Current Report on Form 8-K filed on May 31, 2017 as Exhibit 10.2 thereto.

10.16	Promissory Note issued by Microphase Corporation to the Company, dated June 2, 2017. Incorporated by reference to the Current Report on Form 8-K filed on June 8, 2017 as Exhibit 10.1 thereto.

10.17	Promissory Note issued by Microphase Corporation to the Company, dated June 2, 2017. Incorporated by reference to the Current Report on Form 8-K filed on June 8, 2017 as Exhibit 10.2 thereto.

10.18	Form of Securities Purchase Agreement, dated July 25, 2017. Incorporated by reference to the Current Report on Form 8-K filed on July 26, 2017 as Exhibit 10.1 thereto.

10.19	Form of Exchange Agreement, dated July 28, 2017. Incorporated by reference to the Current Report on Form 8-K filed on July 31, 2017 as Exhibit 10.1 thereto.

10.20	Form of Subscription Agreement. Incorporated by reference to the Current Report on Form 8-K filed on July 31, 2017 as Exhibit 10.2 thereto.

10.21	Form of Securities Purchase Agreement, dated July 28, 2017. Incorporated by reference to the Current Report on Form 8-K filed on July 31, 2017 as Exhibit 10.3 thereto.

10.22	Securities Purchase Agreement between William H. Gordon, Power-Plus Technical Distributors, LLC, and CooliSys Technologies Inc., dated August 3, 2017. Incorporated by reference to the Current Report on Form 8-K filed on August 9, 2017 as Exhibit 10.1 thereto.

10.23	Form of Securities Purchase Agreement, dated August 3, 2017. Incorporated by reference to the Current Report on Form 8-K filed on August 9, 2017 as Exhibit 10.1 thereto.

10.24	Form of Securities Purchase Agreement, dated August 10, 2017. Incorporated by reference to the Current Report on Form 8-K filed on August 11, 2017 as Exhibit 10.1 thereto.

10.25	Form of Registration Rights Agreement, dated August 10, 2017. Incorporated by reference to the Current Report on Form 8-K filed on August 11, 2017 as Exhibit 10.3 thereto.

10.26	Loan and Security Agreement between the Company and Avalanche International Corp., dated August 21, 2017. Incorporated by reference to the Current Report on Form 8-K filed on September 7, 2017 as Exhibit 10.1 thereto.

10.27*	Executive Employment Agreement for William Horne, dated October 6, 2017. Incorporated by reference to the Current Report on Form 8-K filed on October 12, 2017 as Exhibit 10.1 thereto.

10.28	Form of Subscription Agreement. Incorporated by reference to the Current Report on Form 8-K filed on October 19, 2017 as Exhibit 10.1 thereto.

Exhibit Number	Description

10.29	Agreement for the Purchase and Sale of Future Receipts between the Company and TVT Capital, LLC, dated October 23, 2017. Incorporated by reference to the Current Report on Form 8-K filed on October 23, 2017 as Exhibit 10.1 thereto.

10.3	Form of Securities Purchase Agreement. Incorporated by reference to the Current Report on Form 8-K filed on November 2, 2017 as Exhibit 10.1 thereto.

10.31	Form of Registration Rights Agreement. Incorporated by reference to the Current Report on Form 8-K filed on November 2, 2017 as Exhibit 10.3 thereto.

10.32	Form of Loan and Security Agreement between the Company and LAM, Inc., dated November 2, 2017. Incorporated by reference to the Current Report on Form 8-K filed on November 7, 2017 as Exhibit 10.1 thereto.

10.33	Form of Subscription Agreement, dated November 6, 2017. Incorporated by reference to the Current Report on Form 8-K filed on November 8, 2017 as Exhibit 10.1 thereto.

10.34	Trust Agreement between Coolisys Technologies Inc. and Roni Kohn, dated May 14, 2017. Incorporated by reference to the Current Report on Form 8-K filed on November 22, 2017 as Exhibit 10.1 thereto.

10.35	Tenancy-In-Common Agreement between Coolisys Technologies Inc. and Roni Kohn, dated May 14, 2017. Incorporated by reference to the Current Report on Form 8-K filed on November 22, 2017 as Exhibit 10.2 thereto.

10.36	Form of Securities Purchase Agreement, dated December 4, 2017. Incorporated by reference to the Current Report on Form 8-K filed on December 8, 2017 as Exhibit 10.1 thereto.

10.37	Form of Registration Rights Agreement, dated December 4, 2017. Incorporated by reference to the Current Report on Form 8-K filed on December 8, 2017 as Exhibit 10.2 thereto.

10.38	Exchange Agreement between the Company and WT Johnson & Sons (Huddersfield) Limited, dated December 5, 2017. Incorporated by reference to the Current Report on Form 8-K filed on December 8, 2017 as Exhibit 10.1 thereto.

10.39	Form of Exchange Agreement, dated December 5, 2017. Incorporated by reference to the Current Report on Form 8-K filed on December 8, 2017 as Exhibit 10.1 thereto.

10.40	Form of Subscription Agreement, dated December 1, 2017. Incorporated by reference to the Current Report on Form 8-K filed on December 8, 2017 as Exhibit 10.1 thereto.

10.41	Form of Consulting Agreement. Incorporated by reference to the Current Report on Form 8-K filed on January 2, 2018 as Exhibit 10.1 thereto.

10.42	Agreement for the Purchase and Sale of Future Receipts between the Company and TVT Capital, LLC, dated January 10, 2018. Incorporated by reference to the Current Report on Form 8-K filed on January 16, 2018 as Exhibit 10.1 thereto.

10.43	Agreement for the Purchase and Sale of Future Receipts between the Company and TVT Capital, LLC, dated January 10, 2018. Incorporated by reference to the Current Report on Form 8-K filed on January 16, 2018 as Exhibit 10.2 thereto.

10.44	Form of Securities Purchase Agreement, dated January 23, 2018. Incorporated by reference to the Current Report on Form 8-K filed on January 24, 2018 as Exhibit 10.1 thereto.

10.45	Form of Registration Rights Agreement, dated January 23, 2018. Incorporated by reference to the Current Report on Form 8-K filed on January 24, 2018 as Exhibit 10.2 thereto.

10.46*	Executive Employment Agreement for William Horne, dated January 25, 2018. Incorporated by reference to the Current Report on Form 8-K filed on January 25, 2018 as Exhibit 10.1 thereto.

Exhibit Number	Description
10.47	Form of Securities Purchase Agreement, dated January 23, 2018. Incorporated by reference to the Current Report on Form 8-K filed on February 12, 2018 as Exhibit 10.1 thereto.

10.48	Amendment to Securities Purchase Agreement, dated January 23, 2018, between the Company and Twitchell Fund, LLC. Incorporated by reference to the Current Report on Form 8-K filed on February 12, 2018 as Exhibit 10.2 thereto.

10.49	Sales Agreement between the Company and H.C. Wainwright & Co., LLC, dated February 27, 2018. Incorporated by reference to the Current Report on Form 8-K filed on February 27, 2018 as Exhibit 10.1 thereto.

10.50	Asset Purchase Agreement between Super Crypto Mining, Inc. and Blockchain Supply & Services Ltd., dated March 8, 2018. Incorporated by reference to the Current Report on Form 8-K filed on March 9, 2018 as Exhibit 10.1 thereto.

10.51	Amended and Restated Master Services Agreement dated March 21, 2018 but effective March 1, 2018. Filed herewith. Confidential Portions have been redacted and a Request for Confidential Treatment has been filed separately with the Commission. Incorporated by reference to the Annual Report on Form 10-K filed on April 17, 2018 as Exhibit 10.51 thereto.

10.52	Form of Securities Purchase Agreement, dated March 23, 2018. Incorporated by reference to the Current Report on Form 8-K filed on March 26, 2018 as Exhibit 10.1 thereto.

10.53	Form of Note, dated March 23, 2018. Incorporated by reference to the Current Report on Form 8-K filed on March 26, 2018 as Exhibit 10.2 thereto.

10.54	Form of Amended and Restated Independent Contractor Agreement, dated April 13, 2018. Incorporated by reference to the Current Report on Form 8-K filed on April 13, 2018 as Exhibit 10.1 thereto.

21***	List of subsidiaries.
23.1***	Consent of Marcum LLP.
23.2***	Consent of Ziv Haft, BDO member firm.
31.1***	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2***	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1****	Certification of Chief Executive and Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
**	Confidential treatment is being sought for this agreement, which has been filed separately with the SEC. The confidential portions of this Exhibit have been omitted and are marked by asterisks.
***	Filed herewith.
****	Furnished herewith.

ITEM 16.	FORM 10–K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  April 16, 2019

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

April 16, 2019	/s/ Milton C. Ault, III
Milton C. Ault, III, Chief Executive Officer and Executive Chairman of the Board

April 16, 2019	/s/ William B. Horne
William B. Horne, Chief Financial Officer and Director

April 16, 2019	/s/ Amos Kohn
Amos Kohn, President and Director

April 16, 2019	/s/ Robert O. Smith
Robert O. Smith, Director

April 16, 2019	/s/ Mordechai Rosenberg
Mordechai Rosenberg, Director

April 16, 2019	/s/ Jeffrey A. Bentz
Jeffrey A. Bentz, Director

ITEM 8.	FINANCIAL STATEMENTS

DPW HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm – Marcum LLP	F-2

Report of Independent Registered Public Accounting Firm – Ziv Haft.	F-3

Consolidated Balance Sheets as of December 31, 2018 and 2017	F-4 - F-5

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2018 and 2017	F-6

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2018 and 2017	F-7 - F-10

Consolidated Statements of Cash Flows for the Years Ended December 31, 2018 and 2017	F-11 - F-13

Notes to Consolidated Financial Statements	F-14 - F-76

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

DPW Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DPW Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We did not audit the financial statements of Enertec Systems 2001 Ltd., a wholly-owned subsidiary, which statements reflect total assets and revenues constituting 19 percent and 20 percent, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Enertec Systems 2001 Ltd., is based solely on the report of the other auditors.

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

New York, NY
April 16, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of

ENERTEC SYSTEMS 2001 LTD

Opinion on the Financial Statements

We have audited the accompanying balance sheet of ENERTEC SYSTEMS 2001 LTD ("the company") as of December 31, 2018, the related statements of comprehensive loss, shareholders’ equity, and cash flows for the period from May 22, 2018 ended December 31, 2018, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for each of the period started May 22, 2018 and ended December 31, 2018 in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

We have served as the Company’s auditor since 2012.

/s/ Ziv Haft.
Ziv Haft.
Certified Public Accountants (Isr.)
BDO Member Firm

Tel-Aviv, Israel

April 16, 2019

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$902,329	$1,478,147
Marketable securities	178,597	1,834,570
Accounts receivable	1,930,971	1,898,241
Accounts and other receivable, related party	3,887,654	173,751
Accrued revenue	1,353,411	—
Inventories	3,261,126	1,992,865
Prepaid expenses and other current assets	775,981	1,407,104
TOTAL CURRENT ASSETS	12,290,069	8,784,678

Intangible assets	4,359,798	2,898,013
Digital currencies	1,535	—
Goodwill	8,463,070	3,651,984
Property and equipment, net	9,313,299	1,216,847
Investments - related party, net of original issue discount of $2,336,693
and $2,115,710, respectively	5,611,621	2,332,910
Investments in warrants and common stock - related party	3,043,499	7,728,001
Investments in preferred stock of private company	480,000	1,000,000
Investments in real estate	1,969,000	—
Other investments	2,572,230	1,637,672
Other investments, related parties	862,500	915,464
Other assets	459,259	343,325
TOTAL ASSETS	$49,425,880	$30,508,894

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$13,065,838	$4,273,242
Accounts payable and accrued expenses, related party	57,752	69,855
Advances on future receipts	2,085,807	1,962,965
Short term advances	—	2,438,667
Short term advances, related party	73,761	245,000
Revolving credit facility	285,605	387,572
Notes payable	6,388,787	402,234
Notes payable, related party	166,925	133,569
Convertible notes payable	6,742,494	397,878
Other current liabilities	1,868,402	708,391
TOTAL CURRENT LIABILITIES	30,735,371	11,019,373

LONG TERM LIABILITIES
Notes payable	483,659	525,492
Notes payable, related parties	142,059	175,748

TOTAL LIABILITIES	31,361,089	11,720,613

The accompanying notes are an integral part of these consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

	December 31,
	2018	2017
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Series A Convertible Preferred Stock, $25.00 stated value per share,	1	—
$0.001 par value – 1,000,000 shares authorized; 1,434 and nil shares issued and outstanding at December 31, 2018 and 2017 (redemption amount and liquidation preference of $35,850 and nil as of December 31, 2018 and 2017)

Series B Convertible Preferred Stock, $10 stated value per share,	125	100
share, $0.001 par value – 500,000 shares authorized; 125,000 and 100,000 shares issued and outstanding at December 31, 2018 and 2017, respectively
(liquidation preference of $1,250,000 and $1,000,000 at December 31, 2018 and
2017, respectively)

Series D Convertible Preferred Stock, $0.01 stated value per	—	379
share, $0.001 par value – 378,776 shares authorized; nil and 378,776 shares issued and outstanding at December 31, 2018 and 2017, respectively (liquidation preference of $3,788 at December 31, 2017)
Preferred Stock, $0.001 par value – 23,121,224 shares authorized; nil shares	—	—
issued and outstanding at December 31, 2018 and 2017

Class A Common Stock, $0.001 par value – 500,000,000 shares authorized;	4,036	1,511
4,036,407 and 1,511,115 shares issued and outstanding at December 31, 2018 and 2017, respectively
Class B Common Stock, $0.001 par value – 25,000,000 shares authorized;	—	—
nil shares issued and outstanding at December 31, 2018 and 2017
Additional paid-in capital	77,643,609	36,916,659
Accumulated deficit	(55,721,115)	(23,414,151)
Accumulated other comprehensive loss	(3,902,523)	4,503,046
TOTAL DPW HOLDINGS STOCKHOLDERS' EQUITY	18,024,132	18,007,544
Non-controlling interest	40,658	780,737
TOTAL STOCKHOLDERS' EQUITY	18,064,790	18,788,281
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,425,880	$30,508,894

The accompanying notes are an integral part of these consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHNSIVE LOSS

	For the Year Ended
	December 31,
	2018	2017

Revenue	$17,762,217	$10,000,749
Revenue, cryptocurrency mining	1,675,549	—
Revenue, related party	3,907,280	173,751
Revenue, restaurant operations	3,462,140	—
Revenue, lending activities	347,033	—
Total revenue	27,154,219	10,174,500
Cost of revenue	21,774,658	6,325,027
Gross profit	5,379,561	3,849,473

Operating expenses
Engineering and product development	1,430,538	1,119,745
Selling and marketing	3,010,790	1,721,050
General and administrative	19,842,378	6,991,723
Impairment loss on intangible assets	700,000	—
Impairment loss on digital currency	1,311	—
Total operating expenses	24,985,017	9,832,518

Loss from operations	(19,605,456)	(5,983,045)
Interest expense	(13,453,344)	(4,990,397)
Loss before income taxes	(33,058,800)	(10,973,442)
Income tax benefit	76,599	78,393
Net loss	(32,982,201)	(10,895,049)
Less: Net loss attributable to
non-controlling interest	748,320	278,818
Net loss attributable to DPW Holdings	(32,233,881)	(10,616,231)
Preferred deemed dividends on Series B
and Series C Preferred Stock	(108,049)	(584,182)
Preferred dividends on Series C Preferred Stock	—	(54,059)
Net loss available to common stockholders	$(32,341,930)	$(11,254,472)

Basic and diluted net loss per common share	$(11.15)	$(18.05)

Basic and diluted weighted average common
shares outstanding	2,899,888	623,583

Comprehensive Loss
Loss available to common stockholders	$(32,341,930)	$(11,254,472)
Other comprehensive income (loss)
Foreign currency translation adjustment	(377,823)	152,078
Net unrealized (loss) gain on securities available-for-sale	(8,027,746)	5,171,743
Other comprehensive income (loss)	(8,405,569)	5,323,821
Total Comprehensive loss	$(40,747,499)	$(5,930,651)

The accompanying notes are an integral part of these consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity

BALANCES, January 1, 2017	—	$—	383,882	$384	$16,534,243	$(12,159,679)	$(820,775)	$—	$3,554,173
Compensation expense due to stock option
issuances	—		—	—	485,198	—	—	—	485,198
Compensation expense due to warrant
issuances	—		—	—	93,918	—	—	—	93,918
Issuance of common stock and warrants
for cash	—		136,482	136	1,962,549	—	—	—	1,962,685
Issuance of common stock for services	—		108,067	108	1,662,594	—	—	—	1,662,702
Issuance of common stock for conversion
of debt	—		337,990	338	4,036,263	—	—	—	4,036,601
Issuance of common stock upon exercise
of stock options	—		18,073	18	556,999	—	—	—	557,017
Issuance of common stock upon exercise
of warrants	—		177,305	177	2,245,761	—	—	—	2,245,938
Issuance of Series B preferred stock for
cash and warrants	50,000	50	—	—	499,950	—	—	—	500,000
Issuance of Series B preferred stock for
conversion of debt	50,000	50	—	—	499,950	—	—	—	500,000
Issuance of Series C preferred stock for
cash and warrants	433,335	433	—	—	897,607	—	—	—	898,040
Issuance of Series C preferred stock for
conversion of debt	21,667	22	—	—	51,978	—	—	—	52,000
Issuance of common stock for conversion
of Series C preferred stock	(455,002)	(455)	91,000	91	364	—	—	—	—
Issuance of Series D preferred stock and
common stock in acquisition of Microphase	378,776	379	92,122	92	1,450,569	—	—	944,555	2,395,595
Issuance of Series E preferred stock and
common stock in acquisition of Microphase	10,000	10	—	—	—	—	—	—	10

The accompanying notes are an integral part of these consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity

Issuance of common stock for conversion
of Series E preferred stock	(10,000)	(10)	30,000	30	470,870	—	—	—	470,890
Issuance of common stock in connection
with convertible notes	—		22,500	23	399,488	—	—	—	399,511
Issuance of common stock for domain name	—		2,500	3	30,950	—	—	—	30,953
Issuance of common stock and warrants
in satisfaction of subsidiary debt	—		76,193	76	940,247	—	—	—	940,323
Issuance of common stock for acquisition
of debt due from related party	—		30,000	30	599,970	—	—	—	600,000
Beneficial conversion feature in connection
with convertible notes	—		—	—	786,797	—	—	—	786,797
Fair value of warrants issued in connection with
convertible notes	—		—	—	2,133,822	—	—	—	2,133,822
Fair value of personal guarantees in connection
with debt financings	—		—	—	75,259	—	—	—	75,259
Issuance of common stock for conversion of debt
owed by subsidiary to former stakeholder	—		—	—	—	—	—	115,000	115,000
Issuance of common stock and cash for
exchange fees and other financing costs	—		5,000	5	(82,869)	—	—	—	(82,864)
Comprehensive loss:
Net loss	—		—	—	—	(10,616,231)	—	—	(10,616,231)
Preferred dividends	—		—	—	—	(54,059)	—	—	(54,059)
Preferred deemed dividends	—		—	—	584,182	(584,182)	—	—	—
Net unrealized gain on securities
available-for-sale, net of income taxes	—		—	—	—	—	5,171,743	—	5,171,743
Foreign currency translation adjustments	—		—	—	—	—	152,078	—	152,078
Net loss attributable to non-controlling interest	—		—	—	—	—	—	(278,818)	(278,818)

BALANCES, December 31, 2017	478,776	$479	1,511,115	$1,511	$36,916,659	$(23,414,151)	$4,503,046	$780,737	$18,788,281

The accompanying notes are an integral part of these consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity
Compensation expense due to stock
option issuances	—		—	—	1,043,908	—	—	—	1,043,908
Compensation expense due to warrant issuances	—		—	—	93,914	—	—	—	93,914
Issuance of common stock and warrants for cash	—		1,640,935	1,641	23,882,829	—	—	—	23,884,470
Issuance of common stock for services	—		184,153	184	3,740,704	—	—	—	3,740,888
Issuance of common stock for conversion
of debt	—		211,225	212	2,445,905	—	—	—	2,446,117
Issuance of common stock for conversion
of short-term advances	—		181,608	182	2,819,402	—	—	—	2,819,584
Issuance of common stock upon exercise
of stock options	—		3,000	3	97,797	—	—	—	97,800
Issuance of common stock upon exercise
of warrants	—		107,282	107	867,059	—	—	—	867,166
Issuance of Series A preferred stock for cash	1,434	1	—	—	35,849	—	—	—	35,849
Issuance of Series B preferred stock for
conversion of short-term advances	25,000	25	—	—	249,975	—	—	—	250,000
Issuance of common stock for conversion
of Series E preferred stock	(378,776)	(379)	37,878	38	341	—	—	—	—
Issuance of common stock in connection
with convertible notes	—		136,961	136	1,540,972	—	—	—	1,541,108
Repurchase of common stock	—		(2,750)	(3)	(57,745)	—	—	—	(57,748)
Beneficial conversion feature in connection
with convertible notes	—		—	—	2,555,952	—	—	—	2,555,952
Fair value of warrants issued in connection
with convertible notes	—		—	—	3,408,665	—	—	—	3,408,665

The accompanying notes are an integral part of these consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity
Cash for exchange fees and other financing costs	—		25,000	25	(2,107,607)	—	—	—	(2,107,582)
Non-controlling interest from acquisition of I. AM	—		—	—	981	—	—	33,241	34,222
Non-controlling interest from Microphase	—		—	—	—	—	—	(25,000)	(25,000)
Comprehensive loss:
Net loss	—		—	—	—	(32,233,881)	—	—	(32,233,881)
Preferred deemed dividends	—		—	—	108,049	(108,049)	—	—	—
Net unrealized loss on securities
available-for-sale, net of income taxes	—		—	—	—	—	(8,027,746)	—	(8,027,746)
Foreign currency translation adjustments	—		—	—	—	34,966	(377,823)	—	(342,857)
Net loss attributable to non-controlling interest	—		—	—	—	—	—	(748,320)	(748,320)

BALANCES, December 31, 2018	126,434	$126	4,036,407	$4,036	$77,643,609	$(55,721,115)	$(3,902,523)	$40,658	$18,028,941

The above Consolidated Statements of Stockholders’ Equity reflects a 1 for 20 reverse stock split effective March 14, 2019, see Note 1 for further information.

The accompanying notes are an integral part of these consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(32,982,201)	$(10,895,049)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,447,249	193,671
Amortization	459,656	60,335
Interest expense – debt discount	11,191,055	4,688,630
Impairment of intangible assets	700,000	—
Accretion of original issue discount on notes receivable – related party	(2,004,358)	(453,346)
Accretion of original issue discount on notes receivable	(175,921)	—
Interest expense on conversion of promissory notes to common stock	—	13,333
Deferred taxes	—	(225,488)
Provision for bad debts	—	(32,729)
Stock-based compensation	4,719,266	1,831,435
Realized losses on sale of digital currencies	127,602	—
Realized losses on sale of marketable securities	175,405	—
Unrealized losses on trading securities	77,133	—
Changes in operating assets and liabilities:
Accounts receivable	2,754,631	285,146
Accounts receivable, related party	(3,713,903)	(173,751)
Accrued revenue	(1,353,411)	—
Digital currencies	(1,633,630)	—
Inventories	13,137	100,156
Prepaid expenses and other current assets	1,210,933	(763,559)
Other investments, related party	—	(335,040)
Other assets	(232,442)	(70,846)
Accounts payable and accrued expenses	6,850,263	1,515,870
Accounts payable, related parties	(12,103)	69,855
Other current liabilities	959,235	74,813

Net cash used in operating activities	(10,422,404)	(4,116,564)

Cash flows from investing activities:
Purchase of property and equipment	(8,919,532)	(402,779)
Proceeds from sale of property and equipment	—	16,595
Loss on dispositon of asset	22,172	—
Purchase of intangible asset	(3,025)	(50,000)
Purchase of Power Plus	—	(377,661)
Purchase of Enertec	(4,936,562)	—
Cash received on acquisitions	293,041	110,982
Investments – related party	(1,244,353)	(3,200,554)
Related party investment in real property	(1,969,000)	—
Investment in real property	—	(300,000)
Investments in warrants and common stock - related party	(2,672,510)	—
Investments in marketable securities	(858,458)	(1,485,652)
Sales of marketable securities	2,188,292	63,606
Sales of digital currencies	64,587	—
Investments - others	(25,000)	—
Loans to third party	—	—
Loans to related parties	—	(44,000)
Proceeds from loans to related parties	12,520	35,000
Investments in debt and equity securities	(2,571,100)	(3,039,500)

Net cash used in investing activities	$(20,618,928)	$(8,673,963)

The accompanying notes are an integral part of these consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the Years Ended December 31,
	2018	2017

Cash flows from financing activities:
Gross proceeds from sales of common stock and warrants	$23,884,470	$2,035,147
Repurchase of common stock	(57,747)	—
Proceeds from issuance of Series A Convertible Preferred Stock	33,699	—
Proceeds from issuance of Series B and C Convertible Preferred Stock	—	1,540,000
Financing cost in connection with sales of equity securities	(2,107,582)	(297,341)
Proceeds from stock option exercises	97,800	557,360
Proceeds from warrant exercises	867,166	2,245,938
Proceeds from convertible notes payable	11,550,000	2,918,200
Proceeds from notes payable – related party	—	350,000
Proceeds from notes payable	12,994,999	857,000
Proceeds from short-term advances – related party	136,761	—
Proceeds from short-term advances	762,000	2,439,000
Payments on short-term advances	(646,500)	—
Payments on notes payable – related party	(333)	—
Payments on short-term advances – related party	(13,000)	245,000
Payments on notes payable	(12,133,140)	(190,000)
Payments on convertible notes payable	(2,362,281)	(157,000)
Proceeds from advances on future receipts	3,350,277	2,889,175
Payments on advances on future receipts	(5,505,079)	(1,526,125)
Payments of preferred dividends	—	(35,494)
Financing cost in connection with sales of debt securities	—	(122,650)
Payments on revolving credit facilities, net	(313,822)	(524,710)

Net cash provided by financing activities	30,537,688	13,223,500

Effect of exchange rate changes on cash and cash equivalents	(72,174)	49,000

Net increase (decrease) in cash and cash equivalents	(575,818)	481,973

Cash and cash equivalents at beginning of period	1,478,147	996,174

Cash and cash equivalents at end of period	$902,329	$1,478,147

The accompanying notes are an integral part of these consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the Years Ended December 31,
	2018	2017

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$760,208	$271,129

Non-cash investing and financing activities:
Cancellation of convertible note payable into shares of common stock	$2,446,116	$2,497,721
Cancellation of convertible note payable, related party into shares of common stock	$-	$530,000
Cancellation of short term advances into shares of common stock	$2,554,167	$—
Cancellation of short term advances, related party into shares of common stock	$45,000	$—
Cancellation of short term advances, related party into shares of Series B Preferrred Stock	$250,000	$—
Payment of debt with digital currency	$739,967	$—
Purchase of assets with digital currency	$250,460	$—
Payment of accounts payable with digital currency	$449,479	$—
Issuance of common stock for prepaid services	$50,000	$—
Cancellation of notes payable – related party into shares of
common stock	$—	$369,334
Cancellation of notes payable into shares of common stock	$—	$2,204,365
Cancellation of note payable – related party into series B
convertible preferred stock	$—	$500,000
Issuance of common stock for domain name	$—	$31,000
Issuance of common stock for prepaid services	$—	$410,000

In connection with the Company's acquisition of Microphase Corporation, equity instruments were issued and liabilities assumed during 2017 as follows:

Fair value of assets acquired	$7,907,744
Equity instruments issued	(1,451,040)
Non-controlling interest	(945,555)
Liabilities assumed	$5,511,149

The accompanying notes are an integral part of these consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

1. DESCRIPTION OF BUSINESS

DPW Holdings, Inc., a Delaware corporation (“DPW” or the “Company”), formerly known as Digital Power Corporation, was incorporated in September 2017. The Company is a diversified holding company owning subsidiaries engaged in the following operating businesses: commercial and defense solutions, commercial lending, cryptocurrency blockchain mining, advanced textile technology and restaurant operations. The Company’s wholly-owned subsidiaries are Coolisys Technologies, Inc. (“Coolisys”), Digital Power Limited (“DP Limited”), Enertec Systems 2001 Ltd (“Enertec”), Power-Plus Technical Distributors, LLC (“Power-Plus”), Digital Power Lending, LLC (“DP Lending”) and Digital Farms, Inc. (“Digital Farms”), formerly known as Super Crypto Mining, Inc. The Company also has controlling interests in Microphase Corporation (“Microphase”) and I. AM, Inc. (“I.AM”). The Company has five reportable segments – North America with operations conducted by Microphase, Coolisys, Power-Plus and DP Lending, Europe with operations through DP Limited, Middle East with operations through Enertec, digital currency blockchain mining through Digital Farms and restaurant operations through I.AM.

On March 14, 2019, pursuant to the authorization provided by the Company’s stockholders at a Special Meeting of Stockholders, the Company’s Board of Directors approved the Certificate of Incorporation Amendment (the “COI Amendment”) to effectuate a reverse stock split of the Common Stock affecting both the authorized and issued and outstanding number of such shares by a ratio of one-for-twenty (the “Reverse Stock Split”).

2. LIQUIDITY, GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. As of December 31, 2018, the Company had cash and cash equivalents of $902,329, an accumulated deficit of $55,721,115 and a negative working capital of $18,445,302. The Company has incurred recurring losses and reported losses for the years ended December 31, 2018 and 2017, totaled $32,233,881 and $10,616,231, respectively. In the past, the Company has financed its operations principally through issuances of convertible debt, promissory notes and equity securities. During 2018, the Company continued to successfully obtain additional equity and debt financing and in restructuring existing debt.

The Company expects to continue to incur losses for the foreseeable future and needs to raise additional capital to continue its business development initiatives and to support its working capital requirements. In March 2017, the Company was awarded a 3-year, $50 million purchase order by MTIX Ltd. (“MTIX”) to manufacture, install and service the Multiplex Laser Surface Enhancement (“MLSE”) plasma-laser system. Currently, the Company has subcontracted out a significant amount of these services to third parties. Management believes that the MLSE purchase order will be a source of revenue and generate significant cash flows for the Company. Additionally, on April 2, 2019, the Company received gross proceeds of approximately $7 million in a public offering of its securities (See Note 28). Management believes that the Company has access to capital resources through potential public or private issuances of debt or equity securities. However, if the Company is unable to raise additional capital, it may be required to curtail operations and take additional measures to reduce costs, including reducing its workforce, eliminating outside consultants and reducing legal fees to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

Principles of Consolidation

The consolidated financial statements include the accounts of DPW and its wholly-owned subsidiaries, Coolisys, DP Limited, Power-Plus, Enertec, DP Lending and Digital Farms and its majority-owned subsidiaries, Microphase and I.AM. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

•	Step 1: Identify the contract with the customer,
•	Step 2: Identify the performance obligations in the contract,
•	Step 3: Determine the transaction price,
•	Step 4: Allocate the transaction price to the performance obligations in the contract, and
•	Step 5: Recognize revenue when the company satisfies a performance obligation.

The Company’s disaggregated revenues consist of the following for the year ended December 31, 2018:

	Year ended December 31, 2018
				Digital
	DPC	DPL	Enertec	Farms	I.AM	Total

Primary Geographical
Markets
North America	$13,875,883	$11,804	$—	$1,675,549	$3,462,140	$19,025,376
Europe	159,350	1,656,516	—	—	—	1,815,866
Middle East	—	—	5,226,075	—	—	5,226,075
Other	718,692	368,210	—	—	—	1,086,902
	$14,753,925	$2,036,530	$5,226,075	$1,675,549	$3,462,140	$27,154,219

Major Goods
RF/Microwave Filters	$3,331,575	$—	$—	$—	$—	$3,331,575
Detector logarithmic
video amplifiers	1,338,912	—	—	—	—	1,338,912
Power Supply Units	5,829,125	—	—	—	—	5,829,125
Power Supply Systems	—	2,036,530	—	—	—	2,036,530
Healthcare diagnostic systems	—	—	1,715,512	—	—	1,715,512
Defense systems	—	—	3,510,563	—	—	3,510,563
Digital Currency Mining	—	—	—	1,675,549	—	1,675,549
Restaurant operations	—	—	—	—	3,462,140	3,462,140
Lending activities	347,033	—	—	—	—	347,033
MLSE Systems	3,907,280	—	—	—	—	3,907,280
	$14,753,925	$2,036,530	$5,226,075	$1,675,549	$3,462,140	$27,154,219

Timing of Revenue
Recognition
Goods transferred at a
a point in time	$10,846,645	$1,411,798	$—	$1,675,549	$3,462,140	$17,396,132
Services transferred over time	3,907,280	624,732	5,226,075	—	—	9,758,087
	$14,753,925	$2,036,530	$5,226,075	$1,675,549	$3,462,140	$27,154,219

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

Sales of Products

The Company generates revenues from the sale of its products through a direct and indirect sales force. The Company’s performance obligations to deliver products are satisfied at the point in time when products are received by the customer, which is when the customer has title and the significant risks and rewards of ownership. The Company provides standard assurance warranties, which are not separately priced, that the products function as intended. The Company primarily receives fixed consideration for sales of product. Some of the Company’s contracts with distributors include stock rotation rights after six months for slow moving inventory, which represents variable consideration. The Company uses an expected value method to estimate variable consideration and constrains revenue for estimated stock rotations until it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. To date, returns have been insignificant. The Company’s customers generally pay within 30 days from the receipt of a valid invoice.

Because the Company’s product sales agreements have an expected duration of one year or less, the Company has elected to adopt the practical expedient in ASC 606-10-50-14(a) of not disclosing information about its remaining performance obligations.

Manufacturing Services

The Company provides manufacturing services in exchange primarily for fixed fees, however, the initial two MLSE units are subject to variable pricing under the $50 million purchase order from MTIX. Under the terms of the MLSE purchase order, the Company shall be entitled to cost plus $100,000 for the manufacture of the first two MLSE units. The Company has determined that the costs of manufacturing the MLSE units will decline over time due to the effects of a learning curve which will result in a great amount of revenue being recognized for these initial two MLSE units.

For manufacturing services, which include revenues generated by Enertec and in certain instances revenues generated by DPL, the Company’s performance obligation for manufacturing services is satisfied over time as the Company creates or enhances an asset that the customer controls as the asset is created or enhanced. Generally, the Company recognizes revenue based upon proportional performance over time using a cost to cost method which measures progress based on the costs incurred to total expected costs in satisfying its performance obligation. This method provides a depiction of the progress in providing the manufacturing service because there is a direct relationship between the costs incurred by the Company and the transfer of the manufacturing service to the customer. Manufacturing services that are recognized based upon the proportional performance method are included in the above table as services transferred over time and to the extent the customer has not been invoiced for these revenues, as accrued revenue in the accompanying consolidated balance sheets. Revisions to the Company’s estimates may result in increases or decreases to revenues and income and are reflected in the consolidated financial statements in the periods in which they are first identified.

The Company has elected the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component to the extent that the period between when the Company transfers its promised good or service to the customer and when the customer pays is one year or less.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

The aggregate amount of the transaction price allocated to the performance obligation that is partially unsatisfied as of December 31, 2018 for the MLSE units was approximately $48 million. The Company expects to recognize the remaining revenue related to the partially unsatisfied performance obligation over the next two and a half years. The Company will be paid in installments for this performance obligation over the next two and a half years.

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

The financial statements of DPL and Enertec, whose functional currencies have been determined to be their local currencies, the British Pound (“GBP”) and the Israeli Shekel (“ILS”), have been translated into U.S. dollars in accordance with ASC No. 830.  All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate in effect for the reporting period. The resulting translation adjustments are reported as other comprehensive income (loss) in the consolidated statement of comprehensive income (loss) and accumulated comprehensive income (loss) in statement of changes in stockholders' equity (deficit).

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company’s cash is maintained in checking accounts, money market funds and certificates of deposits with reputable financial institutions. These balances may, at times, exceed the U.S. Federal Deposit Insurance Corporation insurance limits. The Company has cash and cash equivalents of $409,945 and $292,153 at December 31, 2018 and 2017, respectively, in the United Kingdom (“U.K”) and $60,040 and nil, respectively, in Israel. The Company has not experienced any losses on deposits of cash and cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s receivables are recorded when billed and represent claims against third parties that will be settled in cash. The carrying amount of the Company’s receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. The Company individually reviews all accounts receivable balances and based upon an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The Company estimates the allowance for doubtful accounts based on historical collection trends, age of outstanding receivables and existing economic conditions. If events or changes in circumstances indicate that a specific receivable balance may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. A customer’s receivable balance is considered past-due based on its contractual terms. Past-due receivable balances are written-off when the Company’s internal collection efforts have been unsuccessful in collecting the amount due. Based on an assessment as of December 31, 2018 and 2017, of the collectability of invoices, accounts receivable are presented net of an allowance for doubtful accounts of $5,000 and $5,000, respectively.

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

During the years ended December 31, 2018 and 2017, the Company did not record inventory write-offs within the cost of revenue.

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

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

Goodwill

The Company evaluates its goodwill for impairment in accordance with ASC 350, Intangibles – Goodwill and Other. Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.

The Company tests the recorded amount of goodwill for impairment on an annual basis on December 31 of each fiscal year or more frequently if there are indicators that the carrying amount of the goodwill exceeds its carried value. At December 31, 2018, the Company had five reporting units. The Company performed a qualitative assessment and concluded that no impairment existed as of December 31, 2018.

Intangible Assets

The Company acquired amortizable intangibles assets as part of three asset purchase agreements consisting of customer lists and non-compete agreements. The Company also has the trade names and trademarks associated with the acquisitions of Microphase and I.AM which were determined to have an indefinite life. The Company’s intangible assets, net also include definite lived intangible assets, which are being amortized on a straight-line basis over their estimated useful lives as follows:

Useful lives (in years)
Customer list	5 - 14
Non-competition agreements	3
Domain name and other intangible assets	3

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

Long-Lived Assets

The long-lived assets of the Company are reviewed for impairment in accordance with ASC No. 360, Property, Plant, and Equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2018 and 2017, no impairment charges were necessary.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

Warranty

The Company offers a warranty period for all its manufactured products. Warranty periods range from one to two years depending on the product. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company's warranty liability include the number of units sold, historical rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. As of December 31, 2018 and 2017, the Company’s accrued warranty liability was $86,495.

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

The Company accounts for uncertain tax positions in accordance with ASC No. 740-10-25. ASC No. 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC No. 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. To the extent that the final tax outcome of these matters is different than the amount recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense. ASC No. 740-10-25 also requires management to evaluate tax positions taken by the Company and recognize a liability if the Company has taken uncertain tax positions that more likely than not would not be sustained upon examination by applicable taxing authorities. Management of the Company has evaluated tax positions taken by the Company and has concluded that as of December 31, 2018 and 2017, there are no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability that would require disclosure in the financial statements. The Company has not yet filed its 2016 or 2017 tax returns.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company classifies common stock purchase warrants and other free standing derivative financial instruments as equity if the contracts (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) contain reset provisions as either an asset or a liability. The Company assesses classification of its freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that certain freestanding derivatives, which principally consist of issuance of warrants to purchase shares of common stock in connection with convertible notes and to employees of the Company, satisfy the criteria for classification as equity instruments as these warrants do not contain cash settlement features or variable settlement provision that cause them to not be indexed to the Company’s own stock.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

Cash and cash equivalents are invested in banks in the U.S., UK and Israel. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions.

Trade receivables of the Company and its subsidiaries are mainly derived from sales to customers located primarily in the U.S., Europe and Israel. The Company performs ongoing credit evaluations of its customers and to date has not experienced any material losses. An allowance for doubtful accounts is determined with respect to those amounts that the Company and its subsidiaries have determined to be doubtful of collection.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

Comprehensive Income (Loss)

The Company reports comprehensive loss in accordance with ASC No. 220, Comprehensive Income. This statement establishes standards for the reporting and presentation of comprehensive loss and its components in a full set of general purpose financial statements. Comprehensive loss generally represents all changes in equity during the period except those resulting from investments by, or distributions to, stockholders. The Company determined that its items of other comprehensive loss relate to changes in foreign currency translation adjustments, unrealized gains on its marketable securities and unrealized gains and losses in its warrants and common stock in AVLP, a related party.

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

As of December 31, 2018 and 2017, the fair value of the Company’s investments were $3,256,468 and $9,562,571, respectively, and were concentrated in equity securities of Avalanche International Corp., which we refer to as AVLP, a related party (See Note 10), which are classified as available-for-sale investments. At December 31, 2018, the Company's investment in AVLP included marketable equity securities of $812,858 and warrants to purchase 13,887,993 shares of AVLP common stock at an exercise price of $0.50 per share of common stock with an aggregate fair value of $3,043,499. At December 31, 2017, the Company's investment in AVLP included marketable equity securities of $826,408 and warrants to purchase 8,248,440 shares of AVLP common stock at an exercise price of $0.50 per share of common stock with an aggregate fair value of $7,728,001. For investments in marketable equity securities, the Company took into consideration general market conditions, the duration and extent to which the fair value is above cost, and the Company’s ability and intent to hold the investment for a sufficient period of time to allow for recovery of value in the foreseeable future. As a result of this analysis, the Company has determined that its investment in AVLP’s marketable equity securities are valued based upon the closing market price of common stock at December 31, 2018 and 2017, which resulted in an unrealized gain of $119,329 and $550,048, respectively.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

At December 31, 2018, the Company held shares of common stock in one company that it had purchased at the market, for a total cost of $220,880 with an aggregate fair value of $178,597. In accordance with ASC No. 320-10, this investment is accounted for based upon the closing market price of the respective common stock at December 31, 2018 and 2017, resulting in an unrealized loss of $42,283 and unrealized gain of $133,067, respectively.

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurement at December 31, 2018
	Total	Level 1	Level 2	Level 3
Investments in common stock and warrants of AVLP – a related party	$3,043,499	$812,858	$—	$2,230,641
Investments in marketable securities	178,597	178,597	—	—
Investments in warrants of public companies	34,372	—	—	34,372
Total Investments	$3,256,468	$991,455	$—	$2,265,013

	Fair Value Measurement at December 31, 2017
	Total	Level 1	Level 2	Level 3
Investments in common stock and warrants of AVLP – a related party	$7,728,001	$826,408	$—	$6,901,593
Investments in marketable securities	1,834,570	1,834,570	—	$—
Total Investments	$9,562,571	$2,660,978	$—	$6,901,593

We assess the inputs used to measure fair value using thee three-tier hierarchy based on the extent to which inputs used in measuring fair value are observable in the market.

Debt Discounts

The Company accounts for debt discount according to ASC No. 470-20, Debt with Conversion and Other Options. Debt discounts are amortized through periodic charges to interest expense over the term of the related financial instrument using the effective interest method. During the years ended December 31, 2018 and 2017, the Company recorded amortization of debt discounts of $11,191,056 and $4,688,630, respectively.

Net Loss per Share

Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. Anti-dilutive securities, which are convertible into the Company’s Class A common stock, consist of the following at December 31, 2018 and 2017:

	2018	2017
Stock options	373,000	192,125
Warrants	936,381	219,443
Convertible notes	999,641	64,197
Preferred stock	127,551	109,306
Total	2,436,573	585,071

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), (“ASU 2016-02”) in order to increase transparency and comparability among organizations by, among other provisions, recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous U.S. GAAP. For public companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted.  In transition, entities may also elect a package of practical expedients that must be applied in its entirety to all leases commencing before the adoption date, unless the lease is modified, and permits entities to not reassess (a) the existence of a lease, (b) lease classification or (c) determination of initial direct costs, as of the adoption date, which effectively allows entities to carryforward accounting conclusions under previous U.S. GAAP. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities an optional transition method to apply the guidance under Topic 842 as of the adoption date, rather than as of the earliest period presented.  The Company adopted Topic 842 on January 1, 2019, using the optional transition method to apply the new guidance as of January 1, 2019, rather than as of the earliest period presented, and elected the package of practical expedients described above. The Company expects to recognize additional operating liabilities of approximately $4.2 million, with corresponding ROU assets of approximately the same amount as of January 1, 2019 based on the present value of the remaining lease payments.

In July 2017, the FASB issued ASU No. 2017-11, Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) (“ASU 2017-11”). ASU 2017-11 consists of two parts. The amendments in Part I of this update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common stockholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this update re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part II of this update do not require any transition guidance because those amendments do not have an accounting effect. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements and related disclosures but does not expect it to have a material impact.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, (“ASU 2018-07”). ASU 2018-07 simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under ASU 2018-07, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The changes take effect for public companies for fiscal years starting after Dec. 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements and related disclosures but does not expect it to have a material impact.

4. Digital Currencies

The following table presents additional information about digital currencies:

Digital Currencies
Balance at January 1, 2017	$—
Additions of digital currencies	1,634,941
Payment on convertible notes payable	(739,967)
Payments to vendors	(449,479)
Purchase of fixed assets	(250,460)
Realized loss on sale of digital currencies	(127,602)
Cash proceeds	(64,587)
Unrealized loss on digital currencies	(1,311)
Balance at December 31, 2018	$1,535

At December 31, 2018, the Company’s digital currencies consisted of Bitcoin Cash and Litecoin. Digital currencies are recorded at cost on the date they are received as revenues and are tested for impairment at each reporting date. Fair value is determined by taking the closing price from the most liquid exchanges.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

5. Marketable Securities

Marketable securities in equity securities with readily determinable market prices consisted of the following as of December 31, 2018 and December 31, 2017:

	Available-for-sale securities at December 31, 2018
		Gross unrealized	Gross realized
	Cost	gains (losses)	gains (losses)	Fair value
Common shares	$220,880	($42,283)	$—	$178,597

	Available-for-sale securities at December 31, 2017
		Gross unrealized	Gross realized
	Cost	gains (losses)	gains (losses)	Fair value
Common shares	$1,701,503	$133,067	$—	$1,834,570

The following table presents additional information about marketable securities:

Balance at January 1, 2018	$1,834,570
Purchases of marketable securities	858,458
Sales of marketable securities	(2,188,292)
Realized losses on marketable securities	(175,405)
Unrealized gains on marketable securities	(150,734)
Balance at December 31, 2018	$178,597

Available-for-sale Securities

At December 31, 2018 and 2017, the Company had invested in the marketable securities of certain publicly traded companies. At December 31, 2018 and 2017, the Company recorded an unrealized loss of $42,283 and an unrealized gain of $133,067, respectively, representing the difference between the cost basis and the estimated fair value, as accumulated other comprehensive income in the stockholder's equity section of the Company’s consolidated balance sheet and as a change in unrealized gains and losses on marketable securities in the Company’s consolidated statements of comprehensive income (loss). The Company’s investment in marketable securities will be revalued on each balance sheet date.  The fair value of the Company’s holdings in marketable securities at December 31, 2018 and 2017 is a Level 1 measurement based on quoted prices in an active market.

6. INVENTORIES

At December 31, 2018 and 2017, inventories consist of:

	2018	2017
Raw materials, parts and supplies	$2,026,839	$541,816
Work-in-progress	483,706	685,410
Finished products	750,581	765,639
Total inventories	$3,261,126	$1,992,865

7. PROPERTY AND EQUIPMENT, NET

At December 31, 2018 and 2017, property and equipment consist of:

	2018	2017
Cryptocurrency machines and related equipment	$9,168,928	$—
Computer, software and related equipment	2,495,470	2,431,906
Restaurant equipment	752,103	—
Office furniture and equipment	287,583	289,288
Leasehold improvements	1,274,865	788,057
	13,978,949	3,509,251
Accumulated depreciation and amortization	(4,665,650)	(2,292,404)
Property and equipment, net	$9,313,299	$1,216,847

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

For the years ended December 31, 2018, depreciation expense amounted to $2,447,249 and $193,671, respectively.

8. INTANGIBLE ASSETS, NET

At December 31, 2018 and 2017 intangible assets consist of:

	2018	2017
Trade name and trademark	$1,562,332	$1,739,307
Customer list	2,388,139	988,041
Non-competition agreements	150,000	150,000
Domain name and other intangible assets	762,807	81,000
	4,863,278	2,958,348
Accumulated depreciation and amortization	(503,480)	(60,335)
Property and equipment, net	$4,359,798	$2,898,013

During the years ended December 31, 2018 and 2017, the Company acquired the trade names and trademarks of I.AM and Microphase, both which were determined to have an indefinite life, for $520,000 and $1,739,307, respectively. The remaining definite lived intangible assets are being amortized on a straight-line basis over their estimated useful lives. Amortization expense was $459,656 and $60,335 for the years ended December 31, 2018 and 2017, respectively.

The customer list and non-competition agreements are subject to amortization over their estimated useful lives, which range between 3 and 14 years. The following table presents estimated amortization expense for each of the succeeding five calendar years and thereafter.

2019	$506,271
2020	382,251
2021	242,503
2022	224,003
2023	210,670
Thereafter	1,044,254
$2,609,952

9. GOODWILL

The Company’s goodwill relates to the acquisitions of a controlling interest in Microphase on June 2, 2017 and I. AM, Inc. (“I. AM”) on May 23, 2018, the acquisition of Enertec Systems 2001 Ltd. (“Enertec”) on May 22, 2018, and the acquisition of all of the outstanding membership interests in Power Plus on September 1, 2017.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

10. INVESTMENTS – RELATED PARTIES

Investments in AVLP at December 31, 2018 and 2017, are comprised of the following:

	December 31,
	2018	2017
Investment in convertible promissory note of AVLP	$6,943,997	$4,124,220
Investment in warrants of AVLP	2,230,641	6,901,593
Investment in common stock of AVLP	812,858	826,408
Accrued interest in convertible promissory note of AVLP	1,004,317	324,400
Total investment in AVLP – Gross	10,991,813	12,176,621
Less: original issue discount	(2,336,693)	(2,115,710)
Total investment in AVLP – Net	$8,655,120	$10,060,911

The following table summarizes the changes in our investments in AVLP during the year ended December 31, 2018:

	Investment in	Investment in
	warrants and	convertible	Total
	common stock	promissory	investment
	of AVLP	note of AVLP	in AVLP – Net
Balance at January 1, 2017	$84,578	$952,073	$1,036,651
Investment in convertible promissory notes of AVLP	—	620,091	620,091
Investment in common stock of AVLP	191,782	—	191,782
Fair value of warrants issued by AVLP	2,388,681	—	2,388,681
Unrealized gain in warrants of AVLP	4,512,912	—	4,512,912
Unrealized gain in common stock of AVLP	550,048	—	550,048
Accretion of discount	—	436,346	436,346
Accrued Interest	—	324,400	324,400
Balance at December 31, 2018	$7,728,001	$2,332,910	$10,060,911
Investment in convertible promissory notes of AVLP	—	1,671,936	1,671,936
Payment of convertible promissory notes of AVLP	—	(1,107,500)	(1,107,500)
Investment in common stock of AVLP	417,169	—	417,169
Fair value of warrants issued by AVLP	2,255,341	—	2,255,341
Unrealized loss in warrants of AVLP	(6,926,293)	—	(6,926,293)
Unrealized loss in common stock of AVLP	(430,719)	—	(430,719)
Accretion of discount	—	2,034,358	2,034,358
Accrued Interest	—	679,917	679,917
Balance at December 31, 2018	$3,043,499	$5,611,621	$8,655,120

The Company has made a strategic decision to invest in AVLP, a related party controlled by Philou Ventures, LLC, or Philou, a significant stockholder of the Company. The Company’s investments in AVLP consist of convertible promissory notes, warrants and shares of common stock of AVLP. On September 6, 2017, the Company and AVLP entered into a Loan and Security Agreement (“AVLP Loan Agreement”) with an effective date of August 21, 2017 pursuant to which the Company will provide AVLP a non-revolving credit facility of up to $10 million for a period ending on August 21, 2019, subject to the terms and conditions stated in the Loan Agreement, including the Company having available funds to grant such credit. At December 31, 2018, the Company has provided loans to AVLP in the principal amount $6,943,997 and, in addition to the 12% convertible promissory notes, AVLP has issued to the Company warrants to purchase 13,887,994 shares of AVLP common stock. Under the terms of the AVLP Loan Agreement, any notes issued by AVLP to the Company are secured by the assets of AVLP.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

The warrants entitle the Company to purchase up to 13,887,994 shares of AVLP common stock at an exercise price of $0.50 per share for a period of five years. The exercise price of $0.50 is subject to adjustment for customary stock splits, stock dividends, combinations or similar events. The warrant may be exercised for cash or on a cashless basis. At December 31, 2018 and 2017, the Company recorded an unrealized gain (loss) on its investment in warrants of AVLP of ($6,926,293) and $4,512,912 respectively, representing the difference between the cost basis and the estimated fair value of the warrants in the Company’s accumulated other comprehensive income in the stockholder's equity section of the Company’s consolidated balance sheet and as a change in net unrealized gains on securities available-for-sale in the Company’s consolidated statements of comprehensive loss. During the years ended December 31, 2018 and 2017, the Company recognized, in other comprehensive income (loss), net unrealized gain (loss) on securities available-for-sale of ($8,027,746) and $5,171,743, respectively. The Company’s investment in warrants and common stock of AVLP represented ($7,357,012) and $5,062,960, respectively, of the net unrealized gain (loss) on securities available-for-sale. The Company’s investment in AVLP will be revalued on each balance sheet date. The fair value of the Company’s holdings in the AVLP warrants was estimated using the Black-Scholes option-pricing method. The risk-free rate, which ranged between 1.92% and 2.98%, was derived from the U.S. Treasury yield curve, matching the term of our investment, in effect at the measurement date. The volatility factor which ranged between 68.7% and 80.4% was determined based on historical stock prices for similar technology companies with market capitalizations under $100 million. The warrant valuation is a Level 3 measurement.

In accordance with ASC No. 310, Receivables (“ASC 310”), the Company accounts for its convertible promissory notes in AVLP at amortized cost, which represents the amount at which the convertible promissory notes were acquired, adjusted for accrued interest and accretion of original issue discount and discount attributed to the fair value of the 13,887,994 warrants that the Company received in conjunction with its investment. Interest is accreted using the effective interest method. The Company records interest on an accrual basis and recognizes it as earned in accordance with the contractual terms of the convertible promissory notes, to the extent that such amounts are expected to be collected. The original issue discount of $165,448 and the discount attributed to the fair value of the warrants of $4,644,022 are being amortized as interest income through the maturity date. During the years ended December 31, 2018 and 2017, the Company recorded $2,034,358 and $436,346, respectively, of interest income for the discount accretion. During the years ended December 31, 2018 and 2017, the Company recorded contractual interest receivable attributed to the AVLP Notes and AVLP Loan Agreement of $679,917 and $324,400, respectively.

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

During the years ended December 31, 2018 and 2017, the Company also acquired in the open market 430,942 shares of AVLP common stock for $417,169 and 221,333 shares of AVLP common stock for $191,782, respectively. At December 31, 2018, the closing market price of AVLP’s common stock was $0.90, a decline from $1.75 at December 31, 2017. The Company has determined that its investment in AVLP marketable equity securities are accounted for pursuant to the fair value method and based upon the closing market price of AVLP common stock at December 31, 2018, the Company’s investment in AVLP common stock had an unrealized gain of $119,329.

11. INVESTMENTS IN PREFERRED STOCK OF PRIVATE COMPANY AND OTHER INVESTMENTS

We hold a portfolio of investments in equity and debt securities in other entities that are accounted for under the cost method.

Investment in Preferred Stock of Private Company

On December 15, 2017, the Company and Sandstone Diagnostics, Inc. (“Sandstone”) entered into a Series A1 Preferred Stock Purchase Agreement (“Loan Agreement”) pursuant to which the Company purchased 976,286 shares of Sandstone’s Series A1 Preferred Shares for $1,000,000. Sandstone is a medical device company focused on a data-driven approach to men’s reproductive health. Founded in 2012 in part by government scientists from Sandia National Laboratories, Sandstone’s mission is to provide innovative, data-driven tools to help men assess, manage, and improve their reproductive health. The funding from the Series A1 Preferred Stock financing will support sales growth and continued product development leveraging the company’s unique technology platform, Sandstone’s Trak™ Male Fertility Testing System.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

The Company followz the guidance of ASC No. 321, Equity Securities (“ASC 321”), which provides a measurement alternative to the requirement to carry equity interests at fair value in accordance with ASC 820, Fair value measurement, for certain equity interests without readily determinable fair values. Equity interests measured in accordance with the measurement alternative in ASC 321 are not required to be included within the fair value hierarchy. The Company’s equity investment in Sandstone is recorded at cost. However, any change to the carrying amount will be subsequently adjusted up or down for observable price changes (i.e., prices in orderly transactions for the identical investment or similar investment of the same issuer) and any adjustments to the carrying amount shall be recorded in net income.

Other Investments

On November 1, 2017, the Company and I. AM, Inc. (“I. AM”) entered into a Loan and Security Agreement pursuant to which the Company provided I. AM with a non-revolving credit facility of up to $1,600,000. On May 23, 2018, DP Lending entered into and closed a securities purchase agreement with I. AM. At the date of the acquisition, I. AM owed DP Lending $1,715,330 in outstanding principal, pursuant to the loan and security agreement. The purchase agreement provides that as I. AM repays the outstanding loan to DP Lending in accordance with the loan agreement, DP Lending will on a pro rata basis transfer shares of common stock of I. AM to David J. Krause, up to an aggregate of 471 shares (see Note 14).

The Company, primarily through DP Lending, has made additional investments in debt and equity securities of various entities. At December 31, 2018 and 2017, the outstanding balance of these investments was $2,572,230 and $1,637,672, respectively.

12. INVESTMENTS IN REAL ESTATE

On June 8, 2018, the Company entered into a limited partnership agreement, in which it agreed to become a limited partner in the partnership (the “NY Partnership”). The NY Partnership is a limited partner in the partnership that is responsible for the construction and related activities of a hotel in New York City. In connection with this transaction, the Company has agreed to finance a portion of the capital required by the NY Partnership. The Company used $1,000,000 from the proceeds of the August 16, 2018 Notes as an additional capital contribution in the partnership. As of December 31, 2018, the Company had invested an aggregate of $1,869,000 in the NY Partnership and $100,000 in another real estate investment. Subject to the occurrence of certain events and other conditions over which the Company has no control, it was required to make monthly capital contributions of $500,000 every thirty days until the Company’s commitment of $10 million is funded in full. The Company has received a waiver for its obligation to make monthly capital contributions through September 30, 2019.

13. OTHER INVESTMENTS, RELATED PARTIES

The Company’s other related party investments primarily consist of two investments.

MTIX, Ltd.

On December 5, 2017, the Company entered into an exchange agreement with WT Johnson pursuant to which the Company issued to WT Johnson two convertible promissory notes in the principal amount of $600,000 (“Note A”) and $1,667,766 (“Note B”), in exchange for cancellation of amounts due to WT Johnson by MTIX Ltd., a related party of the Company.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

During December 2017, the Company issued 30,000 shares of its common stock to WT Johnson & Sons upon the conversion of Note A and WT Johnson subsequently sold the 30,000 shares. The proceeds from the sale of shares of common stock received upon the conversion of Note A were sufficient to satisfy the entire $2,267,766 obligation as well as an additional $400,500 of value added tax due to WT Johnson. Concurrent with entering into the exchange agreement, the Company received a promissory note in the amount of $2,668,266 from MTIX and cancelled Note B. At December 31, 2018 and 2017, the Company has valued the note receivable at $600,000, the carrying amount of Note A. The Company will recognize the remainder of the amount due from MTIX upon payment of the promissory note by MTIX.

Israeli Property

During the year ended December 31, 2017, our President, Amos Kohn, purchased certain real property that serves as a facility for the Company’s business operations in Israel. The Company made $300,000 of payments to the seller of the property and received a 28% undivided interest in the real property (“Property”). The Company’s subsidiary, Coolisys, entered into a Trust Agreement and Tenancy In Common Agreement with Roni Kohn, who owns a 72% interest in the Property, the daughter of Mr. Kohn and an Israeli citizen. The Property was purchased to serve as a residence/office facility for the Company in order to oversee its Israeli operations and to expand its business in the hi-tech industry located in Israel. Pursuant to the Trust Agreement, Ms. Kohn will hold and manage Coolisys’ undivided 28% interest in the Property. The trust will be in effect until it is terminated by mutual agreement of the parties. During the term of the trust, Ms. Kohn will not sell, lease, sublease, transfer, grant, encumber, change or effect any other disposition with respect to the Property or Coolisys’ interest without the Company’s approval.

Under the Tenancy In Common Agreement, Coolisys and its executive officers shall have the exclusive rights to use the Property for the Company and its affiliates’ business operations. The Property shall be managed by Ms. Kohn. Further, pursuant to the Tenancy In Common Agreement, for each completed calendar month of employment of Mr. Kohn by the Company, Ms. Kohn shall have the right to purchase a portion of the Company’s interest in the Property. Such right shall fully vest at the end of five years of continuous employment and the Trustee shall have the right to purchase the Company’s 28% interest in the Property for a nominal value. The Company will amortize its $300,000 investment over ten years, subject to a cliff vesting after five years. During the years ended December 31, 2018 and 2017, the Company recognized $30,000 and $7,500, respectively, in amortization expense. In the event that Mr. Kohn is not employed by the Company, the Company shall have the right to demand that Ms. Kohn purchase the Company’s remaining interest in the Property that was not subject to vesting for the fair market value of such unvested Property interest.

Other investments and interest receivable

During the year ended December 31, 2017, DP Lending made loans to Alzamend Neuro, Inc. (“Alzamend”), in the amount of $44,000, these loans were repaid during 2018. AVLP is a party to a management services agreement pursuant to which AVLP provides management, consulting and financial services to Alzamend. As additional consideration, the Company received a warrant to purchase 22,000 shares of Alzamend’s common stock at an exercise price of $0.30 per share of common stock. The warrants were determined to have a de minimis value.

14. BUSINESS COMBINATIONS

Business combinations are accounted for under the acquisition method of accounting in accordance with ASC No. 805, Business Combinations. Under the acquisition method, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill is recorded to the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired less liabilities assumed at the date of acquisition. Two acquisitons were completed during 2018: Enertec Systems 2001 Ltd. (“Enertec”) and I. AM, Inc. (“I. AM”). The final accounting for the acquisition of Enertec was completed during 2018 whereas the initial accounting for the acquisition of I. AM is not yet complete and the Company is still performing procedures to determine the appropriate accounting.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

Acquisitions during 2018

Enertec Systems 2001 Ltd.

On December 31, 2017, CooliSys entered into a share purchase agreement with Micronet Enertec Technologies, Inc. (“MICT”), a Delaware corporation, Enertec Management Ltd., an Israeli corporation and wholly owned subsidiary of MICT (“EML” and, together with MICT, the “Seller Parties”), and Enertec Systems 2001 Ltd. (“Enertec”), an Israeli corporation, pursuant to which Coolisys acquired Enertec (the “Acquisition”). Enertec is a manufacturer of specialized electronic systems for the military market. On May 23, 2018, Coolisys acquired Enertec for an aggregate cash purchase price of $4,850,099.

I. AM, Inc.

On May 23, 2018, DP Lending entered into and closed a securities purchase agreement with I. AM, David J. Krause and Deborah J. Krause. Pursuant to the securities purchase agreement, I. AM sold to DPL, 981 shares of common stock for a purchase price of $981, representing, upon the closing, 98.1% of I. AM’s outstanding common stock.

I. AM owns and operates the Prep Kitchen brand restaurants located in the San Diego area. I.AM owed DP Lending $1,715,330 in outstanding principal, pursuant to a loan and security agreement, between I. AM and DP Lending, which I. AM used to acquire the restaurants. The purchase agreement provides that, as I. AM repays the outstanding loan to DP Lending in accordance with the loan agreement, DP Lending will on a pro rata basis transfer shares of common stock of I. AM to David J. Krause, up to an aggregate of 471 shares.

Components of the purchase price for acquisitions completed during the year ended December 31, 2018:

	Enertec	I. AM
Accounts receivable	$3,184,227	$29,319
Inventories	1,343,053	40,581
Property and equipment	648,649	700,291
Trade name and trademark	2,094,741	520,000
Domain name and other intangible assets	—	90,000
Other assets	29,056	1,492
Accounts payable and accrued expenses	(2,702,306)	(103,961)
Deferred tax liability	(160,311)	—
Notes payable	(4,235,725)	—
Accrued severance pay	(131,811)	—
Net assets assumed	69,573	1,277,722
Goodwill	4,780,526	265,252
Non-controlling interest	—	(33,242)
Purchase price	$4,850,099	$1,509,732

Acquisitions during 2017

Microphase Corporation

On April 28, 2017, the Company entered into a share exchange agreement with Microphase; Microphase Holding Company LLC, a limited liability company organized under the laws of Connecticut (“MHC”), Ergul Family Limited Partnership, a partnership organized under the laws of Connecticut (“EFLP”) RCKJ Trust, a trust organized under the laws of New Jersey (“RCKJ” and with MHC and EFLP, the “Significant Stockholders”) and those additional persons who have executed the share exchange agreement (collectively, the “Minority Stockholders” and with the Significant Stockholders, the “Stockholders”).  Upon the terms and subject to the conditions set forth in the share exchange agreement, the Company acquired 1,603,434 shares (the “Subject Shares”) of the issued and outstanding common stock of Microphase (the “MPC Common Stock”), from the Stockholders in exchange for the issuance by the Company of 92,122 shares of DPW common stock (“Common Stock”) and 378,776 shares of DPW Series D Preferred Stock (collectively, the “Exchange Shares”), which shares of DPW Series D Preferred Stock are convertible into an aggregate of 757,552 shares of Common Stock and warrants to purchase an aggregate of 50,000 shares of Common Stock. At the time of the closing of the acquisition the Exchange Shares constituted 56.4% of the outstanding equity interests of Microphase Corporation. The operating results of Microphase from the closing date of the acquisition, June 2, 2017, are included in the consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

At closing, the purchase price of the Company’s 56.4% interest in Microphase was determined to be $1,451,040 comprised of the Exchange Shares, valued at $1,222,000 based on the closing price of the Company’s common stock on June 2, 2017 of $9.40 per share, and the warrants, valued at $229,040. The Company computed the fair value of these warrants using the Black-Scholes option pricing model. The risk-free rate of 1.4% was derived from the U.S. Treasury yield curve, matching the warrant’s term, in effect at the measurement date. The volatility factor of 105.9% was determined based on the Company’s historical stock prices.

Power-Plus Technical Distributors

On August 3, 2017, Coolisys entered into a Securities Purchase Agreement to acquire all the outstanding membership Interests of Power-Plus. Power-Plus is an industrial distributor of value-added power supply solutions, UPS systems, fans, filters, line cords, and other power-related components. On September 1, 2017, Coolisys completed the acquisition.

Under the terms of the agreement, Coolisys Technologies acquired all the membership Interests of Power-Plus for a price of $850,000, which was reduced by certain debts of Power-Plus in the amount of $185,927. The purchase price of $664,073 was paid by (i) a two-year promissory note in the amount of $255,000 payable in 24 monthly installments; and (ii) cash at closing of $409,073 resulting in a net purchase price of $664,073.

Components of the purchase price for acquisitions completed during the year ended December 31, 2017:

	Microphase	Power-Plus
Cash and cash equivalents	$10,982	$31,411
Accounts receivable	438,456	235,358
Inventories	667,020	240,843
Prepaid expenses and other current assets	139,665	2,068
Restricted cash	100,000	—
Intangible assets	2,627,348	250,000
Property and equipment	406,432	22,925
Other investments	303,333	—
Deposits and loans	43,479	—
Accounts payable and accrued expenses	(1,577,281)	(388,746)
Deferred tax liability	(225,488)	—
Revolving credit facility	(879,666)	(210,739)
Notes payable	(2,203,835)	—
Notes payable, related parties	(406,194)	—
Convertible notes payable	—	—
Other current liabilities	(219,685)	—
Net (liabilities) assets assumed	(775,434)	183,119
Goodwill	3,171,029	480,953
Non-controlling interest	(944,555)	—
Purchase price	$1,451,040	$664,073

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

The following pro forma data for the years ended December 31, 2018 and 2017 summarizes the results of operations for the period indicated as if the Microphase, Power-Plus and Enertec acquisitions, which closed on June 2, 2017, September 1, 2017, and May 23, 2018, respectively, had been completed as of the beginning of each period presented. At the time of the acquisition, I. AM was not material to the Company’s operations and has not been included in the pro forma data. The pro forma data gives effect to actual operating results prior to the acquisition. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of each period presented or that may be obtained in future periods:

	For the Years Ended
	December 31,
	2018	2017
Total Revenue	$28,691,641	$20,807,590
Net loss	$(35,627,242)	$(16,877,041)
Less: Net loss attributable
to non-controlling interest	748,320	772,596
Net loss attributable to
common stockholders	$(34,878,922)	$(16,104,445)
Preferred deemed dividends	(108,049)	(584,182)
Preferred dividends	—	(54,059)
Loss available to common shareholders	$(34,986,971)	$(16,742,686)

Basic and diluted net loss per common share	$(12.06)	$(26.85)

Basic and diluted weighted average
common shares outstanding	2,899,888	623,583

Comprehensive Loss
Loss available to common shareholders	$(34,986,971)	$(16,742,686)
Other comprehensive income (loss)
Change in net foreign currency
translation adjustments	(377,823)	152,078
Net unrealized gain (loss) on
securities available-for-sale	(8,027,746)	5,171,743
Other comprehensive income (loss)	(8,405,569)	5,323,821
Total Comprehensive loss	$(43,392,540)	$(11,418,865)

15. STOCK-BASED COMPENSATION

Under the Company's 2018 Stock Incentive Plan (the “2018 Plan”), 2017 Stock Incentive Plan (the “2017 Plan”), 2016 Stock Incentive Plan (the “2016 Plan”) and the 2012 Stock Option Plan, as amended (the “2012 Plan”) (collectively, the “Plans”), options may be granted to employees, officers, consultants, service providers and directors of the Company. The Plans, as amended, provide for the issuance of a maximum of 868,632 shares of the Company’s common stock. The Company also has 1,500 outstanding options that were granted between 2009 and 2011 pursuant to the terms of the Company's 2002 Stock Option Plan (the “2002 Plan”). Options granted pursuant to the 2002 Plan expire between December 2020 and February 2021.

Options granted under the Plans have an exercise price equal to or greater than the fair value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant. Typically, options granted generally become fully vested after four years. Any options that are forfeited or cancelled before expiration become available for future grants. The options expire between 5 and 10 years from the date of grant. Restricted stock awards granted under the Plans are subject to a vesting period determined at the date of grant. As of December 31, 2018, an aggregate of 507,789 of the Company's options are still available for future grant.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

During the year ended December 31, 2018, the Company granted 50,000 options to its employees from the Plans and also granted 144,875 options outside of the Plans. During the year ended December 31, 2017, the Company granted 40,500 options from the Plans. These options become fully vested after four years. The Company estimated the grant date fair value of options granted utilizing the Black-Scholes option pricing model during the year ended December 31, 2018 and 2017 was $513,510 and $482,055, respectively, which is being recognized as stock-based compensation expense over the requisite four-year service period. During the year ended December 31, 2018 and 2017, the Company also issued 79,153 and 97,440, respectively, shares of common stock to its consultants and service providers pursuant to the Plans. The Company estimated the grant date fair value of these shares of common stock was $2,640,102 and $1,532,702, respectively, which was determined from the closing price of the Company’s common stock on the date of issuance.

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

During the year ended December 31, 2018 and 2017, the Company estimated the fair value of stock options granted using the Black-Scholes option pricing model with the following weighted average assumptions:

	2018	2017
Weighted average risk-free interest rate	2.41% — 2.80%	1.73% — 2.14%
Weighted average life (in years)	4.70	5.0
Volatility	124.7% — 131.7%	98.4% — 115.8%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of options granted	$ 15.61	$ 12.00

The options outstanding as of December 31, 2018, have been classified by exercise price, as follows:

Outstanding				Exercisable
x		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$11.40 - $16.00	161,500	7.54	$13.37	92,876	$13.32
$20.00 - $27.60	8,500	8.52	$27.46	3,031	$27.20
$30.20 - $33.80	3,125	3.71	$32.73	3,125	$32.73
$11.40 - $33.80	173,125	7.52	$14.41	99,032	$14.35

Issuances outside of Plans
$16.00 - $46.40	199,875	7.39	$26.09	36,842	$29.36

Total Options
$11.40 - 46.40	373,000	7.45	$20.67	135,874	$18.42

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

The total stock-based compensation expense related to stock options and stock awards issued pursuant to the Plans to the Company’s employees, consultants and directors, included in reported net loss for the years ended December 31, 2018 and 2017, is comprised as follows:

	2018	2017
Cost of revenues	$4,874	$8,466
Engineering and product development	13,650	21,449
Selling and marketing	11,922	46,431
General and administrative	2,921,532	1,501,544
Stock-based compensation from Plans	$2,951,978	$1,577,890
Stock-based compensation from issuances outside of Plans	1,767,287	253,395
Total stock-based compensation	$4,719,265	$1,831,285

The combination of stock-based compensation of $2,951,978 from the issuances of equity-based awards pursuant to the Plans and stock-based compensation attributed to stock awards of $965,220 and warrants and options of $802,066, which were issued outside of the Plans, resulted in aggregate stock-based compensation of $4,719,265 during the year ended December 31, 2018. During the years ended December 31, 2018 and 2017, the Company issued 144,875 and 55,000 options, respectively, to purchase shares of common stock at an average exercise price of $26.09 per share to its directors and officers. During the year ended December 31, 2017, stock-based compensation was comprised of $1,577,890 from the issuances of equity-based awards pursuant to the Plans and stock-based compensation attributed to stock awards of $130,000 and warrants and options of $123,395, which were issued outside of the Plans.

A summary of option activity under the Company's stock option plans as of December 31, 2018 and 2017, and changes during the years ended are as follows:

		Outstanding Options
				Weighted
			Weighted	Average
	Shares		Average	Remaining	Aggregate
	Available	Number	Exercise	Contractual	Intrinsic
	for Grant	of Shares	Price	Life (years)	Value
January 1, 2017	161,382	118,300	$16.59	9.08	$0
Adoption of 2017 SIP	100,000	—
Restricted stock awards	(97,440)	—
Granted	(40,500)	40,500	$16.84
Forfeited	3,500	(3,500)	$12.57
Exercised	—	(18,175)	$31.26
December 31, 2017	126,942	137,125	$15.43	8.80	$6,688
Adoption of 2018 SIP	500,000	—
Restricted stock awards	(79,153)	—
Granted	(50,000)	50,000	$14.00
Forfeited [1]	10,000	(11,000)	$20.27
Exercised	—	(3,000)	$32.60
December 31, 2018	507,789	173,125	$14.41	7.52	$0

1 Includes 1,000 options that were issued pursuant to the Company’s 2002 Plan and are not available for future issuance.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on December 31, 2018 of $2.00 and the exercise price, multiplied by the number of in-the-money-options).

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

As of December 31, 2018, there was $752,529 of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted average period of 3.2 years.

16. WARRANTS

During the years ended December 31, 2018 and 2017, the Company issued a total of 1,166,681 warrants at an average exercise price of $19.80 per share.

Warrant issuances during 2017

During the year ended December 31, 2017, the Company issued a total of 431,543 warrants at an average exercise price of $16.60 per share.

(i)	In February 2017, the Company issued five-year warrants to purchase 16,667 shares of common stock at a per share exercise price of $14.00 in connection with $400,000 of 6% demand promissory notes entered into by the Company (See Note 20o).

(ii)	Between March 24, 2017 and June 2, 2017, the Company issued warrants to purchase 71,429 shares of common stock, at an exercise price of $14.00 per share of common stock, in connection with preferred stock purchase agreements to purchase 100,000 shares of Series B Preferred Stock by Philou (See Note 24).

(iii)	On April 5, 2017, the Company issued warrants to purchase 9,000 shares of common stock, at an exercise price of $18.00 per share of common stock, in connection with the cancellation of $270,000 in demand promissory notes (See Note 20p).

(iv)	On April 17, 2017, the Company issued warrants to purchase 8,333 shares of common stock, at an exercise price of $18.00 per share of common stock, in connection with the issuance of two 7% convertible notes in the aggregate principal amount of $250,000. On July 25, 2017, the Company agreed to reduce the exercise price of warrants to purchase 4,167 shares of common stock from $18.00 per share to $11.00 per share and on July 28, 2017, the Company issued a new warrant to purchase 4,167 shares of common stock at $11.00 per share and cancelled the prior warrant to purchase 4,167 shares of common stock at $18.00 per share (See Note 22h).

(v)	On April 26, 2017, the Company issued warrants to purchase 8,000 shares of common stock, at an exercise price of $16.00 per share of common stock, in connection with the issuance of a 7% convertible note in the aggregate principal amount of $104,000 (See Note 22i).

(vi)	Between May 5, 2017 and June 30, 2017, the Company issued warrants to purchase 11,219 shares of common stock in connection with the issuance of short-term loans of $140,000 that the Company entered into with four accredited investors (See Note 20n) of which $75,000 was from the Company’s corporate counsel, a related party. The exercise price was $15.00 per share of common stock for 6,795 warrants and $16.00 per share of common stock for the remaining 4,423 warrants.

(vii)	Between May 24, 2017 and June 19, 2017, the Company issued warrants to purchase 91,000 shares of common stock issued in connection with the sale of twenty-one units (the “Units”) at a purchase price of $52,000 per Unit raising in the aggregate $1,092,000. Each Unit consisted of 21,667 shares of Series C Preferred Stock and Warrants to purchase 4,333 shares of common stock, at an exercise price of $20.00 per share of common stock (See Note 24).

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(viii)	The Company engaged Divine Capital Markets, LLC (“Divine”) to act as Placement Agent (the “Placement Agent”) for the private placement of the Series C Preferred Stock and Warrants. For its services, the Placement Agent received, in addition to a 10.0% commission on the sale of each Unit and a 3.0% non-refundable expense allowance, warrants to purchase 10% of the Units sold at 120% of the Unit purchase price. The warrants to purchase 2.1 Units equates to a warrant to purchase 9,100 shares of the Company’s common stock at $14.40 per share and a second warrant to purchase 9,100 shares of the Company’s common stock at $20.00 per share (See Note 24).

(ix)	On June 2, 2017, the Company issued warrants to purchase 50,000 shares of common stock, at an exercise price of $22.00 per share of common stock, pursuant to the terms of a share exchange agreement (See Note 14).

(x)	On July 25, 2017, the Company issued warrants to purchase an aggregate of 8,182 shares of common stock at an exercise price equal to $11.00 per share of common stock in connection with a private placement agreement under which we issued and sold 13,636 shares of common stock to the investor at $11.00 per share for an aggregate purchase price of $150,000. (See Note 24).

(xi)	On July 28, 2017, the Company entered into an exchange agreement related to a 7% Convertible Note in the principal amount of $125,000 in which the Company exchanged the 7% Convertible Note for three new promissory notes in the principal amounts of $110,000 due August 1, 2017; $35,000 due August 1, 2017; and $34,000 due August 8, 2017 (individually an Exchange Note and collectively the Exchange Notes). Concurrent with entering into the exchange agreement, the investor entered into a subscription agreement under which the Company issued and sold in a registered direct offering 10,000 shares of common stock at $11.00 per share for an aggregate purchase price of $110,000. The 10,000 shares of common stock were purchased through the cancellation of the Exchange Note in the principal amount of $110,000. Further, the Company issued a warrant to purchase 6,000 shares of common stock at $11.00 per share (See Note 22h).

(xii)	On August 3, 2017, the Company issued warrants to purchase an aggregate of 33,333 shares of common stock at an exercise price equal to $14.00 per share of common stock in connection with the issuance of a 12% Convertible Promissory Note in the aggregate principal amount of $400,000 (See Note 22c).

(xiii)	On August 10, 2017, the Company issued warrants to purchase an aggregate of 73,750 shares of the common stock at an exercise price equal to $13.20 per share of common stock in connection with the issuance of 10% Convertible Promissory Notes in the aggregate principal amount of $880,000 (See Note 22g).

(xiv)	On November 2, 2017, the Company paid to Aegis Capital Corp. (“Aegis”), its financial advisor, a cash fee of $80,800 and issued to Aegis a warrant to purchase 7,407 shares of common stock with an exercise price of $13.20 per share of common stock in connection with the issuance of 10% Convertible Promissory Notes in the aggregate principal amount of $1,111,000 (See Note 22f).

(xv)	On December 5, 2017, the Company entered into an exchange agreement (the “Exchange Agreement”) with several accredited investors, pursuant to which the Company issued an aggregate of 76,193 shares of common stock and warrants to purchase 19,023 shares of common stock with an exercise price of $22.00 per share of common stock, in exchange for cancellation of $690,000 of outstanding debt owed to the investors by Microphase Corporation (See Note 20l).

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

Warrant issuances during 2018

During the year ended December 31, 2018, the Company issued a total of 735,291 warrants at an average exercise price of $21.80 per share.

(i)	On January 23, 2018, the Company issued warrants to purchase an aggregate of 31,250 shares of common stock at an exercise price equal to $44.00 per share of common stock in connection with the issuance of a 10% senior convertible promissory note in the aggregate principal amount of $1,250,000 (See Note 22e).

(ii)	On January 25, 2018, the Company entered into three agreements for the Purchase and Sale of Future Receipt, pursuant to which the Company sold up to (i) $562,125 of the Company’s future receipts for a purchase price of $375,000, (ii) $337,275 in future receipts for a purchase price of $225,000 and (iii) $118,000 in future receipts for a purchase price of $100,000. Under the terms of these agreements, the Company issued warrants to purchase an aggregate of 5,625 shares of common stock at an exercise price of $45.00 per share of common stock and warrants to purchase 8,125 shares of common stock at an exercise price of $50.00 per share of common stock (See Note 18).

(iii)	On March 22, 2018, the Company issued warrants to purchase an aggregate of 62,500 shares of common stock at an exercise price equal to $23.00 per share of common stock in connection with the issuance of a promissory note in the principal amount of $1,750,000 with a term of two months, subject to the Company’s ability to prepay within one month (See Note 20s).

(iv)	On March 23, 2018, the Company entered into a securities purchase agreement to sell and issue a 12% promissory note in the principal amount of $1,000,000 and a warrant to purchase 15,000 shares of common stock to an accredited investor. Since the promissory note was not paid in full on or before May 23, 2018, the Company issued an additional warrant to purchase 7,500 shares of common stock, at an exercise price of $23.00 per share of common stock (See Note 20a).

(v)	On April 16, 2018, the Company issued warrants to purchase an aggregate of 49,679 shares of common stock at an exercise price equal to $26.00 per share of common stock in connection with the issuance of 12% secured convertible promissory notes in the aggregate principal amount of $1,722,222 (See Note 22d).

(vi)	On April 24, 2018, the Company issued warrants to purchase 25,510 shares of common stock, at an exercise price of $14.00 per share of common stock, in connection with the Preferred Stock Purchase Agreement to purchase 25,000 shares of Series B Preferred Stock by Philou (See Note 24).

(vii)	On October 5, 2017, Ault & Company purchased 3,750 shares of the Company’s common stock at $12.00 per share and a warrant to purchase up to 3,750 shares of the Company’s common stock at $12.00 per share for an aggregate purchase price of $45,000. The shares and warrants were issued by the Company on May 8, 2018, the date all necessary approvals to issue the shares were received. Ault & Company is controlled by Mr. Milton Ault, the Company’s Chairman and Chief Executive Officer (See Note 24).

(viii)	On May 15, 2018, the Company entered into securities purchase agreements with certain investors in which it sold an aggregate of 384,589 shares of its common stock for aggregate consideration of $6,000,000. In connection with this financing, the Company issued (i) five-year warrants to purchase 96,147 shares of the Company’s Class A common stock and (ii) five-year warrants to purchase 288,442 shares of the Company’s Class A common stock. The warrants were issued at an exercise price of $18.80 per share of common stock (See Note 24).

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(ix)	On May 15, 2018, the Company entered into a securities purchase agreement with an institutional investor to sell and issue a senior secured convertible promissory note with a principal face amount of $6,000,000 and (i) a five-year warrant to purchase 55,556 shares of the Company’s Class A common stock at an exercise price of $27.00 per share of Class A common stock (the “Series A Warrant”) and (ii) a five-year warrant to purchase 86,207 shares of the Company’s Class B common stock at an exercise price of $17.40 per share of Class A common stock (See Note 22a). In connection with the financing, the Company issued the placement agent a warrant to purchase 7,500 shares of common stock with an exercise price of $20.00.

The following table summarizes information about common stock warrants outstanding at December 31, 2018:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$0.20	15,873	7.84	$0.20	15,873	$0.20
$11.00	14,182	3.86	$11.00	14,182	$11.00
$12.00	3,750	4.33	$12.00	3,750	$12.00
$13.20	7,407	3.84	$13.20	7,407	$13.20
$14.00	106,286	3.87	$14.00	106,286	$14.00
$15.00	6,795	3.37	$15.00	6,795	$15.00
$16.00	24,083	1.69	$16.00	24,083	$16.00
$17.40	86,207	4.37	$17.40	86,207	$17.40
$18.80	384,589	4.38	$18.80	384,589	$18.80
$20.00	14,000	3.94	$20.00	14,000	$20.00
$22.00	37,974	2.68	$22.00	37,974	$22.00
$23.00	85,000	4.24	$23.00	85,000	$23.00
$26.00	49,679	4.29	$26.00	49,679	$26.00
$27.00	55,556	4.37	$27.00	55,556	$27.00
$44.00	31,250	4.06	$44.00	31,250	$44.00
$45.00	5,625	4.07	$45.00	5,625	$45.00
$50.00	8,125	4.07	$50.00	8,125	$50.00
$0.20 - $50.00	936,381	4.18	$20.19	936,381	$20.19

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

The Company utilized the Black-Scholes option pricing model and the assumptions used during the years ended December 31, 2018 and 2017:

	2018	2017
Weighted average risk-free interest rate	2.41% — 2.94%	1.42% — 2.01%
Weighted average life (in years)	4.8	4.8
Volatility	124.8% — 138.4%	98.5% — 128.7%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of warrants granted	$15.80	$8.20

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

17. OTHER CURRENT LIABILITIES

Other current liabilities at December 31, 2018 and 2017 consist of:

	2018	2017
Accrued payroll and payroll taxes	$1,497,470	$359,512
Warranty liability	86,495	86,495
Other accrued expenses	284,437	262,384
	$1,868,402	$708,391

18. ADVANCES ON FUTURE RECEIPTS

During 2017, the Company received funding as a result of entering into multiple Agreements for the Purchase and Sale of Future Receipts (collectively, the “Agreements on Future Receipts”) pursuant to which the Company sold in the aggregate $4,068,352 in future receipts of the Company for $2,889,175. Future receipts include cash, check, ACH, credit card, debit card, bank card, charge card or other form of monetary payment. During 2017, the Company had repaid $1,525,547 and during the year ended December 31, 2018, the Company entered into a total of nine additional Agreements on Future Receipts pursuant to which the Company sold up to $5,632,400 in future receipts for a purchase price in the amount of $4,100,000. The Agreements on Future Receipts have been personally guaranteed by the Company’s Chief Executive Officer and in one instance has also been guaranteed by Philou.

During 2018, the Company recorded a discount in the amount of $1,651,193 in connection with these nine additional agreements, based upon the difference between the amount of future receipts sold and the actual proceeds received by the Company. Under the terms of these agreements, the Company also issued warrants to purchase an aggregate of 5,625 shares of common stock at an exercise price of $45.00 per share of common stock and warrants to purchase 8,125 shares of common stock at an exercise price of $50.00 per share of common stock. The Company recorded an additional discount of $258,370 based on the estimated fair value of these warrants. The Company computed the fair value of these warrants using the Black-Scholes option pricing model. These discounts are reflected as a reduction on the outstanding liability and are being amortized as non-cash interest expense over the term of the agreement. During the years ended December 31, 2018 and 2017, non-cash interest expense of $2,489,403 and $599,337, respectively, was recorded from the amortization of debt discounts.

19. REVOLVING CREDIT FACILITY

Microphase entered into a revolving loan agreement with Gerber Finance, Inc. (“Gerber”) in February of 2012, as amended in September 2015 and July 2017 (the “Revolving Credit Facility”). Under the Revolving Credit Facility, Microphase received funds based on a borrowing base, which consisted of a percentage of eligible accounts receivable, up to a maximum revolving amount of $1,400,000 (the “Maximum Revolving Amount”). Interest accrued at the prime rate plus three and three-quarters percent (3.75%) on the unpaid principal. Effective June 15, 2017, the prime rate was increased from 4.00% to 4.25% resulting in a base rate of 8.00%. In December 2017, the Company paid off the Revolving Credit Facility in cash.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

On November 6, 2017, Microphase entered into a factoring agreement with CSNK Working Capital Finance Corp. (the “Factoring Agreement”). Under the Factoring Agreement, Microphase received funds based on a borrowing base, which consisted solely of eligible accounts receivable.

20. NOTES PAYABLE

Notes Payable at December 31, 2018 and 2017, are comprised of the following.

	2018	2017
12% short-term promissory note (a)	$1,000,000	$—
Other short-term notes payable (b)	1,033,553	—
Notes payable to Wells Fargo (c)	291,988	300,130
Note payable to Dept. of Economic and Community Development (d)	260,169	292,509
Power-Plus Credit Facilities (e)	—	170,473
Note payable to Power-Plus Member (f)	13,250	130,125
Note payable to People's United Bank (g)	18,589	19,489
8% short-term promissory note (h)	1,272,600	—
12% September 2018 short-term promissory note (i)	789,473	—
October '18 short-term promissory note (j)	565,000
Microphase December 2018 short-term promissory note (k)	200,000
10% short-term promissory notes (l)	—	15,000
Short term bank credit (m)	1,558,197	—
Total notes payable	7,002,819	927,726
Less:
Unamortized debt discounts	(151,499)	—
Unamortized financing cost	(7,541)	—
Total notes payable, net of financing cost	$6,843,779	$927,726
Less: current portion	(6,360,120)	(402,234)
Notes payable – long-term portion	$483,659	$525,492

(a)	On March 23, 2018, the Company entered into a securities purchase agreement pursuant to which it issued a 12% promissory note and a warrant to purchase 22,500 shares of common stock to an accredited investor. The promissory note was issued with a 10% OID. The promissory note is in the principal amount of $1,000,000, was sold for $900,000, accrued simple interest at 12% and was due on June 22, 2018. The Company is in negotiations with the investor to amend the payment terms on this 12% promissory note, however, since payment was not made on the specified maturity date this unsecured 12% promissory note is currently in default. Interest only payments are due, in arrears, on a monthly basis commencing on April 23, 2018. The exercise price of the warrant is $23.00 per share. The Company recorded debt discount in the amount of $271,565 based on the estimated fair value of these warrants. The Company computed the fair value of these warrants using the Black-Scholes option pricing model. The debt discount was amortized as non-cash interest expense over the term of the debt. During the year ended December 31, 2018, non-cash interest expense of $271,565 was recorded from the amortization of debt discount and interest expense of $100,000 was recorded from the amortization of the OID on this 12% promissory note. The 12% promissory note is unsecured by any of the Company’s assets but is guaranteed by our Chief Executive Officer.

(b)	During the year ended December 31, 2018, the Company entered into the following short-term promissory notes:

(i)	On February 7, 2018, the Company issued demand promissory notes in the aggregate principal face amount of $440,000 to accredited investors. These promissory notes included an OID of $40,000 resulting in net proceeds to the Company of $400,000. The principal and OID on these notes were due and payable on demand after April 24, 2018. These loans were paid on April 27, 2018. During the year ended December 31, 2018, the Company recognized $40,000 from the amortization of OID on these demand promissory notes.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(ii)	On February 26, 2018, the Company issued a 10% promissory note in the principal amount of $330,000 to an accredited investor. This promissory note included an OID of $30,000 resulting in net proceeds to the Company of $300,000. The principal and accrued interest on this note was due and payable on April 12, 2018, subject to a 30-day extension available to the Company. This 10% promissory note was paid on April 27, 2018. During the year ended December 31, 2018, the Company recognized $35,991 from interest and the amortization of OID on this 10% promissory note.

(iii)	On March 27, 2018, the Company issued a 10% promissory note in the principal amount of $200,000 to an accredited investor. Between March 29, 2018 and April 24, 2018, the Company paid the outstanding principal amount of $200,000 on this 10% promissory note.

(iv)	On May 23, 2018, the Company issued a promissory note in the aggregate principal face amount of $81,000 to an accredited investor. The promissory note included an OID of $6,000 resulting in net proceeds to the Company of $75,000 and was due and payable on August 20, 2018. This promissory note was paid on July 25, 2018. During the year ended December 31, 2018, the Company recognized $6,000 from the amortization of OID on this promissory note.

(v)	On May 23, 2018, the Company issued a promissory note in the aggregate principal face amount of $360,000 to an accredited investor. The promissory note included an OID of $60,000 resulting in net proceeds to the Company of $300,000 and was due and payable on June 22, 2018. The outstanding balance on this note was paid on July 2, 2018. During the year ended December 31, 2018, the Company recognized $60,000 from the amortization of OID on this promissory note.

(vi)	On June 5, 2018, the Company received loans in the aggregate amount of $75,000 from accredited investors. The principal and interest on these loans was paid on July 16, 2018.

(vii)	On June 8, 2018, the Company issued a promissory note in the aggregate principal face amount of $511,750 to an accredited investor. The promissory note included an OID of $66,750 resulting in net proceeds to the Company of $445,000 and was due and payable on July 9, 2018. At December 31, 2018, the outstanding principal balance on this note was $54,750. Since payment was not made on the specified maturity date this unsecured promissory note is currently in default. During the year ended December 31, 2018, the Company recognized $66,750 from the amortization of OID on this promissory note. On August 3, 2018, the Company and lender entered into an agreement to extend the maturity date from July 9, 2018 to August 31, 2018. The Company agreed to pay the lender an extension fee of 100,000 shares of common stock. The Company remains in default and continues to negotiate with the investor on extended payment terms.

(viii)	On July 13, 2018, the Company issued a 15% promissory note in the principal amount of $176,000 to an accredited investor. This promissory note included an OID of $16,000 and debt issuance costs of $5,000 resulting in net proceeds of $155,000. At December 31, 2018, the outstanding balance on this note was $124,303. The principal and accrued interest on this note was due and payable on October 11, 2018 and is currently in default. Mr. Ault personally guaranteed the repayment of this note.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(ix)	On August 10, 2018, DP Lending issued a 12% promissory note in the principal amount of $550,000 to an accredited investor. This promissory note included an OID of $50,000 resulting in net proceeds of $500,000. The principal and accrued interest on this note is due and payable on August 10, 2019.

(x)	On August 16, 2018, the Company issued an 8% promissory note in the principal amount of $225,000 to an accredited investor. This promissory note included an OID of $25,000 resulting in net proceeds of $200,000. At December 31, 2018, the outstanding balance on this note was $159,500. This note was due and payable on October 5, 2018 and is currently in default. Mr. Ault personally guaranteed the repayment of this note.

(xi)	On August 23, 2018, DP Lending issued a promissory note in the principal amount of $85,000 to an accredited investor. This promissory note included an OID of $10,000 resulting in net proceeds of $75,000. At December 31, 2018, the outstanding balance on this note was $85,000. This note was due and payable on September 24, 2018, subject to a 28-day extension available to DP Lending. However, since payment was not made on the specified maturity date this unsecured promissory note is currently in default.

(xii)	On August 28, 2018, DP Lending issued a promissory note in the principal amount of $115,000 to an accredited investor. This promissory note included an OID of $15,000 resulting in net proceeds of $100,000. The principal and accrued interest on this note was due and payable on September 14, 2018, subject to a 10-business day cure period available to DP Lending. This promissory note was paid on September 21, 2018.

(xiii)	On October 9, 2018, DP Lending issued a promissory note in the principal amount of $60,000 to an accredited investor. This promissory note included an OID of $10,000 resulting in net proceeds of $50,000. At December 31, 2018, the outstanding balance on this note was $60,000. This note was due and payable on October 23, 2018. However, since payment was not made on the specified maturity date this unsecured promissory note is currently in default.

(c)	At December 31, 2018, Microphase had guaranteed the repayment of two equity lines of credit in the aggregate amount of $291,988 with Wells Fargo Bank, NA (“Wells Fargo”) (collectively, the “Wells Fargo Notes”). These loans originated prior to the Company’s acquisition of Microphase and Microphase was the recipient of the actual proceeds from the loans. Microphase had previously guaranteed the payment under the first Wells Fargo equity line during 2008, the proceeds of which Microphase had received from a concurrent loan from Edson Realty Inc., a related party owned real estate holding company. As of December 31, 2018, the first line of credit, which is secured by residential real estate owned by a former officer, had an outstanding balance of $210,822, with an annual interest rate of 4.00%. Microphase had guaranteed the payment under the second Wells Fargo equity line in 2014. Microphase had received working capital loans from the former CEO from funds that were drawn against the second Wells Fargo equity line. As of December 31, 2018, the second line of credit, secured by the former CEO’s principal residence, had an outstanding balance of $81,166, with an annual interest rate of 3.00%. During the years ended December 31, 2018, Microphase incurred $17,629 of interest on the Wells Fargo Notes.

(d)

In August 2016, Microphase received a $300,000 loan, of which $39,831 has been repaid, pursuant to the State of Connecticut Small Business Express Job Creation Incentive Program which is administered through the Department of Economic and Community Development (“DECD”) (the “DECD Note”). The DECD Note accrues interest at a rate of 3% per annum and is due in August 2026. Payment of principal and interest commenced in September 2017, payable in equal monthly installments over the remaining term. During the year ended December 31, 2018, Microphase incurred $9,286 of interest on the DECD Note.

(e)	At December 31, 2017, Power-Plus had guaranteed the repayment of two lines of credit in the aggregate amount of $170,473 with Bank of America NA and Wells Fargo (collectively, the “Power-Plus Lines”). During 2018, the Power-Plus Lines had been paid.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(f)	Pursuant to the terms of the Purchase Agreement with Power-Plus, the Company entered into a two-year promissory note in the amount of $255,000 payable to the former owner as part of the purchase consideration. The $255,000 note is payable in 24 equal monthly installments. On October 18, 2017, for cancellation of debt, the Company entered into a subscription agreement with the former owner under which the Company sold 6,940 shares of common stock at $13.40 per share for an aggregate purchase price of $93,000. The outstanding balance on this note was $13,250 at December 31, 2018. During the year ended December 31, 2018, the Company paid $116,875 in principal payments.

(g)	In December 2016, Microphase utilized a $20,000 overdraft credit line at People’s United Bank with an annual interest rate of 15%. As of December 31, 2018, the balance of that overdraft credit line was $18,589.

(h)	On August 16, 2018, the Company entered into a securities purchase agreement with certain institutional investors providing for the issuance of (i) secured promissory notes in the aggregate principal face amount of $1,212,000 due February 15, 2019, at an interest rate of eight percent (8%) per annum for which the Company received an aggregate of $1,010,000, and (ii) issued an aggregate of 20,000 shares of common stock to the investors. On November 29, 2018, these 8% short-term promissory notes were amended and the Company incurred an additional OID of $60,600 resulting in an outstanding principal balance of $1,272,600 at December 31, 2018.

(i)	During September 2018, the Company issued to institutional investors 12% term promissory notes in the principal face amount of $789,473, with an interest rate of 12% for a purchase price of $750,000. The outstanding principal face amount, plus any accrued and unpaid interest, was due by December 31, 2018. During October 2018, in accordance with the notes, the Company issued 22,500 shares of its common stock to the investors. Since payment was not made on the specified maturity date these 12% term promissory notes are currently in default.

(j)	On October 11, 2018, the Company entered into a securities purchase agreement with an institutional investor providing for the issuance of (i) a secured promissory note in the aggregate principal face amount of $565,000 due December 8, 2018, for which the Company received an aggregate of $510,000, and (ii) issued an aggregate of 20,000 shares of common stock to the investor. Upon maturity, the Company was required to pay $27,500 of interest. The note was not paid on the maturity date and was in default at December 31, 2018.

(k)	On December 28, 2018, Microphase entered into a secured promissory note with an institutional investor providing for the issuance of (i) a secured promissory note in the aggregate principal face amount of $200,000, with an interest rate of 10% per annum and a maturity date of March 31, 2019. In connection with the Microphase Note, Mr. Ault entered into a personal guarantee agreement for the benefit of the investor.

(l)	In December 2016, Microphase issued $705,000 in 10% short-term promissory notes to nineteen accredited investors which, after deducting $70,500 of placement fees to its selling agent, Spartan Capital Securities, LLC (“Spartan”), resulted in $634,500 in net proceeds to Microphase (the “10% Short-Term Notes”). The 10% Short-Term Notes were due one year from the date of issuance. The amount due pursuant to the 10% Short-Term Notes was equal to the entire original principal amount multiplied by 125% (the “Loan Premium”) plus accrued interest. On December 5, 2017, in exchange for the cancellation of $690,000 of outstanding principal and $250,323 of accrued interest owed to the investors by Microphase Corporation, the Company entered into an Exchange Agreement pursuant to which the Company issued an aggregate of 76,193 shares of common stock and warrants to purchase 19,023 shares of common stock with an exercise price of $22.00 per share of common stock. During 2018, the Company paid the remaining balance of principal and accrued interest of $15,000 and $5,615, respectively.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(m)	At December 31, 2018, Enertec had short term bank credit of $1,558,197 that bears interest at prime plus 0.7% through 3.85% paid either on a monthly or weekly basis. Further, the Company has undertaken to comply with certain covenants under its bank loan. During the period May 22 to December 31, 2018, the Company incurred $47,076 of interest from Enertec’s short term bank credit.

Other Notes Payable

(n)	Between May 5, 2017 and December 31, 2017, the Company received additional short-term loans of $297,000 from five accredited investors, of which $75,000 was from the Company’s corporate counsel, a related party. As additional consideration, the investors received five-year warrants to purchase 11,219 shares of common stock at a weighted average exercise price of $15.40 per share. The warrants are exercisable commencing six months after the issuance date and are subject to certain beneficial ownership limitations. The exercise price of these warrants is subject to adjustment for customary stock splits, stock dividends, combinations and other standard anti-dilution events. The warrants may be exercised for cash or on a cashless basis. During the quarter ended June 30, 2017, the Company recorded debt discount in the amount of $95,000 based on the estimated fair value of these warrants. The Company computed the fair value of these warrants using the Black-Scholes option pricing model. As a result of the short-term feature of these loans and advances, the debt discount was amortized as non-cash interest expense upon issuance of the warrants using the effective interest method.

During June 2017, the holders of $55,000 of these short-term loans agreed to cancel their notes for the purchase of 5,000 shares of the Company’s common stock at a price of $11.00 per share. An additional $75,000 in short-term loans from the Company’s corporate counsel was converted into the Company’s equity securities; $52,000 was converted into one of the Series C Units and $23,000 was converted into the Company’s common stock. The Company did not record any additional interest expense as a result of the extinguishment of $130,000 in short-term loans since the carrying amount of the short-term loans was equivalent to the fair value of the consideration transferred, which was determined from the closing price of the Company’s equity securities on the date of extinguishment. During the year ended December 31, 2017, the Company also repaid $157,000 in short-term loans.

(o)	In February 2017, the Company issued to eight accredited investors $400,000 in demand promissory notes bearing interest at a rate of 6% per annum. Of the eight accredited investors, one investor was deemed a related party. As additional consideration, the investors received five-year warrants to purchase 16,667 shares of common stock at an exercise price of $14.00 per share (the “Feb. 2017 Warrants”). The Feb. 2017 Warrants are exercisable commencing six months after the issuance date. The exercise price of the Feb. 2017 Warrants is subject to adjustment for customary stock splits, stock dividends, combinations and other standard anti-dilution events. The Feb. 2017 Warrants may be exercised for cash or on a cashless basis. During the quarter ended March 31, 2017, the Company recorded debt discount in the amount of $151,000 based on the estimated fair value of the Feb. 2017 Warrants. The Company computed the fair value of these warrants using the Black-Scholes option pricing model. As a result of the due on demand feature of the promissory notes, the debt discount was amortized as non-cash interest expense upon issuance of the Feb. 2017 Warrants using the effective interest method.

Between February 16, 2017 and February 23, 2017, the holders of the $400,000 in demand promissory notes agreed to cancel their demand promissory notes for the purchase of 33,333 shares of the Company’s common stock, an extinguishment price of $12.00 per share. During the quarter ended March 31, 2017, the Company recorded additional interest expense of $13,333 as a result of the extinguishment of the $400,000 in demand promissory notes based on the difference of the carrying amount of the demand promissory notes and the fair value of the consideration transferred, which was determined from the closing price of the Company’s common stock on the date of extinguishment.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(p)	On March 28, 2017, the Company issued $270,000 in demand promissory notes to several investors. These demand promissory notes accrued interest at the rate of 6% per annum. On April 5, 2017, the Company canceled these promissory notes by issuing to the investors 18,000 shares of common stock, at $15.00 per share, and warrants to purchase 9,000 shares of common stock at $18.00 per share. During the quarter ended June 30, 2017, the Company recorded additional interest expense of $109,000 as a result of the extinguishment of the $270,000 in demand promissory notes based on the difference of the carrying amount of the demand promissory notes and the fair value of the consideration transferred, which was determined from the closing price of the Company’s common stock on the date of extinguishment.

(q)	On June 2, 2017, pursuant to the terms of the Share Exchange Agreement and in consideration of legal services, Microphase issued a $450,000 8% promissory note with a maturity date of November 25, 2017 to Lucosky Brookman, LLP (the “Lucosky Note”). In conjunction with the issuance of the Lucosky Note, the Company issued Lucosky Brookman 10,000 shares of redeemable convertible Series E preferred stock (the “Series E Preferred Stock”) with a stated value of $45 per share as an alternative to providing a guarantee for the amount of the Lucosky Note. The Company, at its option, had the right to redeem for cash the outstanding shares of Series E Preferred Stock, upon written notice to the holder of the shares, at a cash redemption price equal to $45 multiplied by the number of shares being redeemed. Any such optional redemption by the Company would have resulted in a credit against the Lucosky Note. During the period June 3, 2017 to December 29, 2017, Microphase incurred $21,000 of interest on the Lucosky Note. On December 29, 2017, the Lucosky Note was satisfied through the conversion of the 10,000 shares of Series E Preferred Stock into 30,000 shares of the Company’s common stock (See Note 24).

(r)	On January 25, 2018, the Company issued two 5% promissory notes, each in the principal face amount of $2,500,000 for an aggregate debt of $5,000,000 to two institutional investors. The entire unpaid balance of the principal and accrued interest on each of the 5% promissory notes was due and payable on February 23, 2018, subject to a 30-day extension available to the Company. The proceeds from these two 5% promissory notes were used to purchase 1,000 Antminer S9s manufactured by Bitmain Technologies, Inc. in connection with our crypto mining operations. The Company repaid the entire outstanding principal and accrued interest on the 5% promissory notes of $5,101,127 during 2018.

(s)	On February 20, 2018, the Company issued a promissory note in the principal face amount of $900,000 to an accredited investor. This promissory note included an original issue discount (“OID”) of $150,000 resulting in net proceeds of $750,000. The principal and OID on this note was due and payable on March 22, 2018. On March 23, 2018, the Company entered into a new promissory note in the principal amount of $2,100,000 for a term of two months, subject to the Company’ ability to prepay within one month. The new promissory note included an OID of $350,000, resulting in net proceeds of $1,750,000. The Company also issued to the lender a warrant to purchase 62,500 shares of the Company’s common stock at an exercise price of $23.00 per share. The principal amount of the new promissory note consisted of cash of $1,000,000 and the cancellation of principal of $750,000 from the February 20, 2018 promissory note. The interest on the February 20, 2018 note in the amount of $150,000 was paid to the lender prior to entering into the new promissory note. The warrants are exercisable commencing on the issuance date for a term of three years. The exercise price of these warrants is subject to adjustment for customary stock splits, stock dividends, combinations and other standard anti-dilution events. The warrants may be exercised for cash or on a cashless basis. The Company recorded debt discount in the amount of $604,227 based on the estimated fair value of these warrants. The Company computed the fair value of these warrants using the Black-Scholes option pricing model. The debt discount was amortized as non-cash interest expense over the term of the debt. During the year ended December 31, 2018, non-cash interest expense of $604,227 was recorded from the amortization of debt discount and interest expense of $350,000 was recorded from the amortization of the OID on the new promissory note. On April 23, 2018, the Company paid the entire outstanding principal on the new promissory note of $2,100,000. The new promissory note had been guaranteed by our Chief Executive Officer and had also been guaranteed by Philou.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

21. NOTES PAYABLE – RELATED PARTIES

Notes Payable – Related parties at December 31, 2018 and 2017, are comprised of the following:

	2018	2017
Notes payable to former officer and employee (a)	$308,984	$309,317
Total notes payable	308,984	309,317
Less: current portion	(166,925)	(133,569)
Notes payable – long-term portion	$142,059	$175,748

(a)	Microphase is a party to several notes payable agreements with seven of its past officers, employees and their family members. As of December 31, 2018, the aggregate outstanding balance pursuant to these notes payable agreements, inclusive of $57,752 of accrued interest, was $366,736, with annual interest rates ranging between 3.00% and 6.00%. During the year ended December 31, 2018, Microphase incurred $10,897 of interest on these notes payable agreements. In July 2016, one of these noteholders initiated litigation to collect the balance owed under the terms of his respective agreement. In October 2017, Microphase and the noteholder entered into a settlement agreement whereby Microphase agreed to pay the outstanding principal and interest of $122,000 and $43,000, respectively, by issuing to the noteholder 95,834 shares of Microphase common stock valued at $115,000 and paying $25,000 in cash. The value of the Microphase common stock was derived from the Company’s recent acquisition of a majority interest in Microphase. Further, the parties agreed a final $25,000 would be paid within 18 months of the settlement agreement or Microphase would be required to pay the noteholder an additional $25,000.

(b)	On December 29, 2016, the Company entered into an agreement with MCKEA Holdings, LLC (“MCKEA”). MCKEA is the majority member of Philou Ventures, LLC, which is the Company’s controlling stockholder. Kristine L. Ault, a director and the wife of Milton C. Ault III, Executive Chairman of the Company’s Board of Directors, is the manager and owner of MCKEA, for a demand promissory note (The “MCKEA Note”) in the amount of $250,000 bearing interest at the rate of 6% per annum on unpaid principal. On March 24, 2017, the MCKEA Note was cancelled to purchase the Company’s Series B Preferred Stock pursuant to the terms of the Preferred Stock Purchase Agreement entered into on March 9, 2017 (See Note 24). Since there was no difference between the reacquisition price and the net carrying value of the cancelled debt, no gain or loss was recognized as a result of this transaction.

22. CONVERTIBLE NOTES

Convertible Notes Payable at December 31, 2018 and 2017, are comprised of the following:

	2018	2017
10% Convertible secured notes (a)	$7,997,126	$—
5% Convertible secured notes (b)	—	550,000
12% Convertible secured note (c) (d) (e)	—	202,000
Total convertible notes payable	7,997,126	752,000
Less:
Unamortized debt discounts	(1,189,276)	(351,573)
Unamortized financing cost	(65,356)	(2,549)
Total convertible notes payable, net of financing cost	$6,742,494	$397,878

(a)	On May 15, 2018, the Company entered into a securities purchase agreement to sell (i) a 10% convertible note (the “10% Convertible Note”), (ii) a five-year warrant to purchase 55,556 shares of the Company’s common stock at an exercise price of $27.00 per share; (iii) a five-year warrant to purchase 86,207 shares of the Company’s Class A common stock at an exercise price of $17.40 per share; and (iv) 17,241 shares of the Company’s common stock to an institutional investor. Initially, the 10% Convertible Note was convertible into the Company’s common stock at $15.00 per share, but could only be converted if an event of default thereunder had occurred and not been cured on a timely basis. On September 25, 2018, the Company entered into an agreement to amend the maturity date on the 10% Convertible Note, pursuant to which amendment the amortization schedule of the 10% Convertible Note provides for 13 monthly payments in the amount of $309,193, and for the fourteenth payment to be in the amount of $1,011,427, plus accrued and unpaid interest. Each such amortization payment shall be made in cash or Bitcoin.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

The 10% Convertible Note is in the principal amount of $6,000,000 and bears interest at 10% simple interest on the principal amount with 50% of the total interest due on the principal payable at the closing and the remaining 50% payable over the term of the 10% Convertible Note. In connection with the financing, the Company agreed to pay the placement agent, Alliance Global Partners, a cash fee of $300,000 and a warrant to purchase 7,500 shares of the Company’s common stock with an exercise price of $20.00 per share.

The Company computed the fair value of the warrants using the Black-Scholes option pricing model and, as a result of this calculation, recorded debt discount in the amount of $1,397,389 based on the estimated fair value of the warrants. The Company estimated that the grant date fair value of the shares of common stock was $405,024, which was determined from the closing price of the Company’s common stock on the dates of issuance. In aggregate, the Company recorded debt discount in the amount of $2,169,613 based on the relative fair values of the warrants, common stock and debt issuance costs of $367,200. During the year ended December 31, 2018, non-cash interest expense of $2,169,613 was recorded from the amortization of debt discounts. The fair value of the warrants was estimated using the Black-Scholes option-pricing method. The risk-free rate of 2.94% was derived from the U.S. Treasury yield curve, matching the term of the warrant, in effect at the measurement date. The volatility factor of 127.9% was determined based on the Company’s historical stock prices.

On July 2, 2018, the Company entered into a securities purchase agreement with the institutional investor providing for the issuance of (i) a second 10% convertible note (the “Second 10% Convertible Note”) with a principal face amount of $1,000,000 which Second 10% Convertible Note was convertible into the Company’s common stock at $15.00 per share and (ii) an additional 20,000 of the Company’s common stock to be issued in connection with the 10% Convertible Note. The Second 10% Convertible Note, as amended, matures on February 15, 2019, as to fifty percent (50%) of the amount due thereunder, and the remaining fifty percent (50%) due thereunder to May 15, 2019.

On August 31, 2018, the Company entered into a securities purchase agreement with the institutional investor providing for the issuance of a third 10% convertible note (the “Third 10% Convertible Note” and with the 10% Convertible Note and the Second 10% Convertible Note, the “10% Convertible Notes”) with a principal face amount of $2,000,000, which Third Convertible Note is convertible into 250,000 shares of the Company’s common stock at $8.00 per share and (ii) an additional 31,000 of the Company’s common stock. The shares of common stock issuable pursuant to the Third 10% Convertible Note have not been issued to the institutional investor. The Third 10% Convertible Note, as amended, matures on February 15, 2019, as to fifty percent (50%) of the amount due thereunder, and the remaining fifty percent (50%) due thereunder to May 15, 2019.

At the time of issuance of the Third 10% Convertible Note, the closing price of the Company’s common stock was in excess of the conversion price, resulting in a beneficial conversion feature (“BCF”). The BCF embedded in the Third 10% Convertible Note is accounted for under ASC No. 470, Debt (“ASC 470”). At issuance, the intrinsic value of the BCF totaled $910,419, based on the difference between the effective conversion price and the fair value of the Company’s common stock at the commitment date of the transaction, and the relative fair value of the 31,000 shares of common stock was $259,919. Initially, the Company was prohibited from issuing the 31,000 shares of common stock or the shares of common stock issuable pursuant to the Third 10% Convertible Note until stockholder approval of such issuance of securities is obtained as required by applicable NYSE American listing rules, which was received on December 28, 2018.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

The Company recorded debt issuance costs of $200,500 from the Third 10% Convertible Note. The debt issuance costs are being amortized as non-cash interest expense over the term of the debt. During the year ended December 31, 2018, non-cash interest expense of $135,144 was recorded from the amortization of the debt issuance costs.

Pursuant to an amendment dated as of August 31, 2018 to the 10% Convertible Note and the Second 10% Convertible Note, the Company reduced the conversion price to $8.00 from $15.00. The amendment to the embedded conversion options of the 10% Convertible Note and the Second 10% Convertible Note caused a material change in the fair value of the embedded conversion options on these two notes and resulted in a loss on extinguishment of $665,346. At the time of the amendment, the closing price of the Company’s common stock was in excess of the conversion price, resulting in a BCF. The intrinsic value of the BCF was $1,131,960 on the 10% Convertible Note and $225,000 on the Second 10% Convertible Note based on the difference between the effective conversion price and the fair value of the Company’s common stock. During the year ended December 31, 2018, non-cash interest expense of $1,356,960 was recorded from the amortization of debt discounts attributed to the August 31, 2018 amendment of to the 10% Convertible Note and the Second 10% Convertible Note.

Pursuant to the terms of an amendment dated December 7, 2018, the Company agreed that if the investor elects to convert three monthly payments in the principal amount of $309,193 into shares of the Company’s common stock at the stated conversion price of $8.00 and the proceeds from the sale of the shares did not result in net proceeds to the investor of 103% of the principal, interest and penalties due, then the Company would pay the investor the difference in cash (the “True-Up Payment). During December 2018, the Company issued to the investor 109,724 shares of its common stock at $8.00 per share upon the conversion of $877,793 in principal, accrued interest and penalties. During December 2018, the investor received $304,608 from the sale of the shares of common stock, which approximated the value of the shares of common stock on the date of issuance, resulting in a True-Up Payment due to the investor of $599,519.

(b)	On December 4, 2017, the Company entered into a securities purchase agreement to sell a 5% Convertible Note (the “5% Convertible Note”) and 7,500 shares of restricted common stock to an institutional investor. The principal of the 5% Convertible Note and interest thereon was convertible into shares of common stock at $12.00 per share of common stock, subject to adjustments for lower priced issuances, stock splits, stock dividends, combinations or similar events. The 5% Convertible Note was in the principal amount of $550,000, included an OID of $50,000 resulting in net proceeds to the Company of $500,000, accrued interest at 5% simple interest on the principal amount, and was due on August 13, 2018. Interest only payments were due on a quarterly basis and the principal was due on June 3, 2018.

At the time of issuance of the 5% Convertible Note, the closing price of the Company’s common stock was in excess of the conversion price, resulting in a BCF accounted for under ASC 470. At issuance, the intrinsic value of the BCF totaled $244,260 based on the difference between the effective conversion price and the fair value of the Company’s common stock at the commitment date of the transaction. The intrinsic value of the BCF exceeded the proceeds allocated to the relative fair value of the 5% Convertible Note. The BCF was amortized to interest expense over the term of the 5% Convertible Note using the effective interest method. The valuation of the BCF was calculated based on the effective conversion price compared with the market price of the Company’s common stock on the date of issuance of the 5% Convertible Note.

In the aggregate, the Company recorded debt discount in the amount of $550,000 based on the relative fair values of the 7,500 shares of common stock of $25,740, BCF of $244,260 and OID of $50,000. The debt discount is being amortized as non-cash interest expense over the term of the debt. During the year ended December 31, 2017, non-cash interest expense of $380,769 was recorded from the amortization of debt discounts. In January 2018, the 5% Convertible Note was converted into 46,082 shares of the Company’s common stock based upon the contractual rights included in the 5% Convertible Note (See Note 24).

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(c)	On August 3, 2017, the Company entered into a securities purchase agreement to sell a 12% Convertible Note (the “12% Convertible Note”) and a warrant to purchase 33,333 shares of common stock to an accredited investor. The principal of the 12% Convertible Note may be converted into shares of common stock at $11.00 per share and under the terms of the Warrant, up to 33,333 shares of common stock may be purchased at an exercise price of $14.00 per share.

The 12% Convertible Note was in the principal amount of $400,000, included an OID of $40,000 resulting in net proceeds to the Company of $360,000, accrued interest at 12% simple interest on the principal amount, and was due on August 13, 2018. Interest only payments were due on a quarterly basis and the principal was due on August 3, 2018. The principal may be converted into shares of the Company’s common stock at $11.00 per share.

The Company computed the fair value of the 33,333 warrants using the Black-Scholes option pricing model and, as a result of this calculation, recorded debt discount in the amount of $167,203 based on the estimated fair value of the 33,333 warrants.

The BCF embedded in the 12% Convertible Note is accounted for under ASC 470. At issuance, the intrinsic value of the BCF totaled $186,797. The Company, however, was prohibited from issuing shares of common stock pursuant to the 12% Convertible Note until stockholder approval of such issuance of securities was obtained as required by applicable NYSE American listing rules. The Company received stockholder approval for the share issuances on December 28, 2017. The intrinsic value of the BCF was amortized to interest expense over the term of the 12% Convertible Note using the effective interest method. The valuation of the BCF was calculated based on the effective conversion price compared with the market price of the Company’s common stock on the date of issuance of the 12% Convertible Note. In aggregate, the Company recorded debt discount in the amount of $394,000 based on the relative fair values of the 33,333 warrants, BCF and OID of $40,000. During the year ended December 31, 2017, non-cash interest expense of $211,658 was recorded from the amortization of debt discounts.

On December 28, 2017, principal and accrued interest of $198,000 and $4,818, respectively, on the 12% Convertible Note was satisfied through the issuance of 18,438 shares of the Company’s common stock and the remaining balance of $202,000 was converted into 18,884 shares of the Company’s common stock on January 10, 2018 (See Note 24). The fair value of the warrants was estimated using the Black-Scholes option-pricing method. The risk-free rate of 1.79% was derived from the U.S. Treasury yield curve, matching the term of the warrant, in effect at the measurement date. The volatility factor of 107.3% was determined based on the Company’s historical stock prices.

(d)	On April 16, 2018, the Company entered into securities purchase agreements to sell (i) a 12% convertible note (the “12% April 2018 Convertible Note”), (ii) a five-year warrant to purchase 49,679 shares of the Company’s common stock at an exercise price of $26.00 per share; and (iii) 10,046 shares of the Company’s common stock to three institutional investors. The 12% April 2018 Convertible Note is convertible into common stock at $14.00 per share, but may only be converted if an event of default thereunder has occurred and not been cured on a timely basis.

The 12% April 2018 Convertible Note is in the principal amount of $1,722,222, included an OID of $172,222 resulting in net proceeds to the Company of $1,550,000 and bears interest at 12% simple interest on the principal amount. The Company is required to make monthly principal and interest payments until the 12% April 2018 Convertible Note is satisfied in full on October 16, 2018.

The Company computed the fair value of the warrants using the Black-Scholes option pricing model and, as a result of this calculation, recorded debt discount in the amount of $539,360 based on the estimated fair value of the warrants. The Company estimated that the grant date fair value of the shares of common stock was $128,524, which was determined from the closing price of the Company’s common stock on the date of issuance.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

In aggregate, the Company recorded debt discount in the amount of $885,106 based on the relative fair values of the warrants, common stock, OID and debt issuance costs of $45,000. During the year ended December 31, 2018, non-cash interest expense of $885,106 was recorded from the amortization of debt discounts. The fair value of the warrants was estimated using the Black-Scholes option-pricing method. The risk-free rate of 2.94% was derived from the U.S. Treasury yield curve, matching the term of the warrant, in effect at the measurement date. The volatility factor of 127.9% was determined based on the Company’s historical stock prices. Beginning on May 16, 2018, the Company was required to make six monthly cash payments in the aggregate amount of $304,259. On August 31, 2018, the Company made its final payment and in aggregate paid principal and accrued interest of $1,722,222 and $103,333, respectively, on the 12% April 2018 Convertible Note.

(e)	On January 23, 2018, we entered into a securities purchase agreement with an institutional investor to sell, for an aggregate purchase price of $1,000,000, a 10% senior convertible promissory note (the “January 2018 10% Convertible Note”) with an aggregate principal face amount of $1,250,000, a warrant to purchase an aggregate of 31,250 shares of our common stock and 27,174 shares of our common stock. The transactions contemplated by the securities purchase agreement closed on February 8, 2018. The January 2018 10% Convertible Note was convertible into 31,250 shares of the Company’s common stock, a conversion price of $40.00 per share. The exercise price of the warrant to purchase 31,250 shares of the Company’s common stock is $44.00 per share. On February 9, 2018, in addition to the 27,174 shares of common stock provided for pursuant to the securities purchase agreement, the Company issued to the investor an aggregate of 34,597 shares of the Company’s common stock upon the conversion of the entire outstanding principal and accrued interest on the January 2018 10% Convertible Note of $1,383,884 (See Note 24).

Convertible Notes Converted into Common Stock during 2017

(f)	On November 2, 2017, the Company entered into a securities purchase agreement to sell a 5% Convertible Note (the “November 5% Convertible Note”) and 15,000 shares of restricted common stock to an institutional investor. The principal of the November 5% Convertible Note and interest thereon was convertible into shares of common stock at $12.00 per share of common stock, subject to adjustments for lower priced issuances, stock splits, stock dividends, combinations or similar events. The November 5% Convertible Note was in the principal amount of $1,111,000 and included an original issue discount (“OID”) of $101,000 and debt issuance costs of $105,800, resulting in net proceeds to the Company of $904,200. The November 5% Convertible Note provided for 5% simple interest on the principal amount.

In connection with the November 5% Convertible Note, the Company paid to Aegis Capital Corp. (“Aegis”), its financial advisor, a cash fee of $80,800 and issued to Aegis a warrant to purchase up to 7,407 shares of common stock with an exercise price of $13.20 per share, subject to adjustment for stock splits, stock dividends, combinations or similar events. The warrant is exercisable at any time commencing six months from the date of issuance through five years from the date of issuance and may be exercised for cash or on a “cashless” basis if there is no effective registration statement registering, or no current prospectus available for the resale of, all of the shares of common stock underlying the warrant.

The debt conversion features embedded in the November 5% Convertible Note is accounted for under ASC No. 470, Debt. At the time of issuance, the intrinsic value of the debt conversion features utilizing the Black Scholes option pricing model totaled $423,593. The intrinsic value of the debt conversion feature combined with the amount of the original issue discount and the relative value of the 15,000 shares of common stock and warrants to purchase 7,407 shares of common stock exceeded the proceeds allocated to the relative fair value of the November 5% Convertible Note and resulted in aggregate debt discount of $722,868. The respective debt discount of $722,868 was amortized to interest expense over the term of the November 5% Convertible Note using the effective interest method. In addition, the Company incurred $105,800 of debt issuance costs which are also being amortized as non-cash interest expense over the term of the debt.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

On December 13, 2017 and December 14, 2017, the entire $1,111,000 of principal on the November 5% Convertible Note was satisfied through the issuance of 92,583 shares of the Company’s common stock based upon the contractual rights provided for in the November 5% Convertible Note (See Note 14).

During the year ended December 31, 2017, non-cash interest expense of $828,668 was recorded from the amortization of debt discounts and debt financing cost.

(g)	On August 10, 2017, the Company, entered into securities purchase agreements with five institutional investors to sell for an aggregate purchase price of $800,000, 10% Senior Convertible Promissory Notes (the “10% Convertible Notes”) with an aggregate principal face amount of $880,000 and warrants to purchase an aggregate of 73,750 shares of common stock. The principal of the 10% Convertible Notes and interest earned thereon may be converted into shares of common stock at $12.00 per share and under the terms of the Warrant, up to 73,750 shares of common stock may be purchased at an exercise price of $13.20 per share.

The 10% Convertible Notes are in the aggregate principal amount of $880,000, included an OID of $80,000 resulting in net proceeds to the Company of $800,000, bear simple interest at 10% on the principal amount, and principal and interest are due on February 10, 2018. Subject to certain beneficial ownership limitations, each investor may convert the principal amount of the 10% Convertible Notes and accrued interest earned thereon at any time into shares of common stock at $12.00 per share. The conversion price of the 10% Convertible Notes is subject to adjustment for customary stock splits, stock dividends, combinations or similar events.

The Company computed the fair value of the 73,750 warrants using the Black-Scholes option pricing model and, as a result of this calculation, recorded debt discount in the amount of $356,691 based on the estimated intrinsic value of the 73,750 warrants. The intrinsic value of the warrants was estimated using the Black-Scholes option-pricing method. The risk-free rate of 1.78% was derived from the U.S. Treasury yield curve, matching the term of the warrant, in effect at the measurement date. The volatility factor of 107.3% was determined based on the Company’s historical stock prices.

The BCF embedded in the 10% Convertible Notes is accounted for under ASC No. 470, Debt. At issuance, the estimated fair value of the BCF totaled $326,809. The fair value of the BCF was allocated from the net proceeds of the 10% Convertible Notes and was amortized to interest expense over the term of the 10% Convertible Notes using the effective interest method. The valuation of the BCF was calculated based on the effective conversion price compared with the market price of the Company’s common stock on the date of issuance of the 10% Convertible Notes. In aggregate, the Company recorded debt discount in the amount of $763,500 based on the relative fair values of the 73,750 warrants of $356,961, BCF of $326,809 and OID of $80,000. During the years ended December 31, 2017, non-cash interest expense of $763,500 was recorded from the amortization of debt discounts.

During December 2017, the entire principal and accrued interest of $880,000 and $54,450, respectively, on the 10% Convertible Notes was satisfied through the issuance of 77,871 shares of the Company’s common stock based upon the contractual rights provided for in the 10% Convertible Note (See Note 14).

Other Convertible Notes Payable

(h)	On April 17, 2017, the Company entered into two 7% convertible notes (the “7% Convertible Notes”) each in the aggregate principal amount of $125,000 for a total of $250,000. The 7% Convertible Notes accrued interest at 7% simple interest on the principal amount and were due on June 2, 2017. The principal was convertible into shares of the Company’s common stock at $15.00 per share. The noteholder could convert the principal amount of the 7% Convertible Notes at any time into common stock. The 7% Convertible Notes contained standard and customary events of default including, but not limited to, failure to make payments when due under the 7% Convertible Note agreements and bankruptcy or insolvency of the Company. The Company had the right to prepay the 7% Convertible Notes. The 7% Convertible Notes were repaid during July 2017.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

As additional consideration, the investors received five and a half year warrants to purchase 8,333 shares of common stock at an exercise price of $18.00 per share (collectively the “7% Convertible Note Warrants”). The 7% Convertible Note Warrants are exercisable commencing six months after the issuance date. The exercise price of the 7% Convertible Note Warrants is subject to adjustment for customary stock splits, stock dividends, combinations and other standard anti-dilution events. The 7% Convertible Note Warrants may be exercised for cash or on a cashless basis. The Company computed the fair value of the 7% Convertible Note Warrants using the Black-Scholes option pricing model and, as a result of this calculation, recorded debt discount in the amount of $61,304 based on the estimated fair value of the 7% Convertible Note Warrants.

The BCF embedded in the 7% Convertible Notes is accounted for under ASC No. 470, Debt. At issuance, the estimated fair value of the BCF totaled $31,304. The fair value of the BCF was allocated from the net proceeds of the 7% Convertible Note and was amortized to interest expense over the term of the 7% Convertible Notes using the effective interest method. The valuation of the BCF was calculated based on the effective conversion price compared with the market price of the Company’s common stock on the date of issuance of the Convertible Note. In aggregate, the Company recorded debt discount in the amount of $93,607 based on the relative fair values of the 7% Convertible Note Warrants of $61,304 and BCF of $31,304. During the three months ended June 30, 2017, the entire non-cash interest expense of $92,607 was recorded from the amortization of debt discounts.

On July 25, 2017, the Company repaid one of the 7% Convertible Notes. Due to the event of default, the Company agreed to reduce the exercise price of warrants to purchase 83,334 shares of common stock from $18.00 per share to $11.00 per share and made a payment of $144,000. As a result of this transaction, the Company recorded additional interest expense of $17,226 and recorded an additional $2,641 in non-cash interest expense based upon the change in the fair value of the warrants due to the adjustment to the exercise price.

On July 28, 2017, the Company entered into an exchange agreement related to the second 7% Convertible Note. Under the terms of the exchange agreement, the Company exchanged the 7% Convertible Note for three new promissory notes in the principal amounts of $110,000 due August 1, 2017; $35,000 due August 1, 2017; and $34,000 due August 8, 2017 (individually an Exchange Note and collectively the Exchange Notes) and issued a new warrant to purchase 4,167 shares of common stock at $11.00 per share and cancelled the prior warrant to purchase 4,167 shares of common stock at $18.00 per share. The Company recorded a $54,583 extinguishment charge as a result of this transaction.

Concurrent with entering into the exchange agreement, the investor entered into a subscription agreement under which the Company issued and sold in a registered direct offering 10,000 shares of common stock at $11.00 per share for an aggregate purchase price of $110,000. The 10,000 shares of common stock were purchased through the cancellation of the Exchange Note in the principal amount of $110,000. In addition, in a concurrent private placement, the investor entered into a separate securities purchase agreement under which the Company issued and sold 3,180 shares of common stock at $11.00 per share for an aggregate of purchase price of $35,000. The 3,180 shares of common stock were purchased through the cancellation of the Exchange Note in the principal amount of $35,000. Further, the Company issued a warrant to purchase 6,000 shares of common stock at $11.00 per share. The final Exchange Note in the principal amount of $34,000 was repaid. In aggregate, and including the $54,583 extinguishment charge above, the Company recorded an additional non-cash interest expense of $110,421 as a result of the extinguishment of the $125,000 7% Convertible Note based on the difference of the carrying amount of the 7% Convertible Note and the fair value of the consideration transferred, which was determined from the closing price of the Company’s common stock on the date of extinguishment and based upon (i) the change in the fair value of the warrants due to the exchange of the warrant with an exercise price of $18.00 per share with a new warrant with an exercise price of $11.00 per share, (ii) the fair value of the warrant to purchase 6,000 shares of common stock and (iii) the value of the shares of cash and common stock in excess of the amount owed pursuant to the 7% Convertible Note.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(i)	On April 26, 2017, the Company entered into a 7% convertible note in the aggregate principal amount of $104,000. On June 28, 2017, the noteholder converted the outstanding balance into 9,455 shares of the Company’s common stock. The Company did not record any additional interest expense as a result of the extinguishment since the carrying amount of the convertible notes was equivalent to the fair value of the consideration transferred, which was determined from the closing price of the Company’s equity securities on the date of extinguishment.

As additional consideration, the investor received a five-year warrant to purchase 8,000 shares of common stock at an exercise price of $16.00 per share. The warrants are exercisable commencing six months after the issuance date. The exercise price of the warrants is subject to adjustment for customary stock splits, stock dividends, combinations and other standard anti-dilution events. The warrants may be exercised for cash or on a cashless basis. The Company computed the fair value of these warrants using the Black-Scholes option pricing model and, as a result of this calculation, recorded debt discount in the amount of $24,912 based on the estimated fair value of the warrants.

The BCF embedded in this convertible note is accounted for under ASC No. 470, Debt. At issuance, the estimated fair value of the BCF totaled $26,512. The fair value of the BCF was allocated from the net proceeds of the convertible note and was amortized to interest expense over the term of the convertible note using the effective interest method. The valuation of the BCF was calculated based on the effective conversion price compared with the market price of the Company’s common stock on the date of issuance of the convertible note. In aggregate, the Company recorded debt discount in the amount of $51,424 based on the relative fair values of the warrants of $24,912 and BCF of $26,512. During 2017, non-cash interest expense of $51,424 was recorded from the amortization of debt discounts. The intrinsic value of the warrants was estimated using the Black-Scholes option-pricing method. The risk-free rate of 1.84% was derived from the U.S. Treasury yield curve, matching the term of the warrant, in effect at the measurement date. The volatility factor of 104.7% was determined based on the Company’s historical stock prices.

23. COMMITMENTS AND CONTINGENCIES

On July 31, 2018 a stockholder derivative complaint was filed in the United States District Court for the Central District of California against the Company as the nominal defendant, as well as its current directors and a former director styled Ethan Young and Greg Young, Derivatively on Behalf of Nominal Defendant, DPW Holdings, Inc. v. Milton C. Ault, III, Amos Kohn, William B. Horne, Jeff Bentz, Mordechai Rosenberg, Robert O. Smith, and Kristine Ault and DPW Holdings, Inc., as the nominal defendant (Case No. 18-cv-6587) (the “Complaint”). No hearings have been scheduled as of the date hereof.

The Complaint alleges violations of state law and breaches of fiduciary duty, unjust enrichment and gross mismanagement by the individual defendants as, in the view of the plaintiffs, the Company has entered into poorly advised loan transactions and related party transactions. The Company and the individual defendants believe that these claims are without merit and intend to vigorously defend themselves. The Company and the individual defendants moved to dismiss the Complaint and on February 25, 2019, the Court granted the motion to dismiss but granted plaintiffs leave to amend their Complaint.  On March 11, 2019, plaintiffs filed their amended complaint asserting violations of breaches of fiduciary duties and unjust enrichment claims based on the previously pled transactions. On March 25, 2019, the Company and the individual defendants filed a motion to dismiss the amended complaint.  The motion to dismiss is returnable before the Court on May 6, 2019.

Based on the Company’s assessment of the facts underlying the claims, the uncertainty of litigation, and the preliminary stage of the case, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action. However, an unfavorable outcome may have a material adverse effect on the Company’s business, financial condition and results of operations.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

On November 28, 2018, Blockchain Mining Supply and Services, Ltd, a vendor who sold computers to the Company’s subsidiary, filed in the United States District Court for the Southern District of New York against Super Crypto Mining, Inc. and the Company (Case No. 18-cv-11099). The Complaint asserted claims for breach of contract and promissory estoppel against the Company and its subsidiary arising from the subsidiary’s failure to satisfy a purchase agreement.  The Complaint seeks damages in the amount of $1,388,495.

On February 4, 2019, pursuant to the Court’s Rules, the Company requested a pre-motion Conference with the Court.  The Company’s time to file its motion to dismiss is stayed until the Court’ holds the pre-motion Conference, which has not yet been scheduled by the Court.

Based on the Company’s assessment of the facts underlying the claims, the uncertainty of litigation, and the preliminary stage of the case, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action. However, the Company has established a reserve in the amount of the unpaid portion of the purchase agreement. An unfavorable outcome may have a material adverse effect on the Company’s business, financial condition and results of operations.

In November 2012, the Company signed an operating lease agreement for the US headquarters for a period of 7 years with an option to extend for an additional 5 years. In September 2009, the Company's United Kingdom subsidiary signed an agreement for a lease in respect of the UK facility for a period of 15 years with an option to cancel the lease after 10 years on September 2019. In June 201, the Company’s Israeli subsidiary signed an agreement for a lease in respect of the Israel facility for a period of 10 years. In addition, the Company leases 43,062 square-feet of other space domestically that includes office, engineering, laboratory, restaurant and warehouse space in both California and Connecticut. The annual base rent under these leases, payable on a monthly basis, is approximately $1,272,000 during 2019. These leases expire between May 2019 and January 2028.

Future non-cancellable rental commitments under operating leases are as follows:

2019	$1,272,957
2020	1,032,302
2021	801,305
2022	501,411
2023	514,895
Thereafter	1,582,120
$5,704,990

Total rent expense for the years ended December 31, 2018 and 2017 was approximately $1,086,031 and $291,092, respectively.

24. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 25,000,000 shares of Preferred Stock $0.001 par value. The Board of Directors has designated 1,000,000 shares as Series A Convertible Preferred Stock (the “Series A Preferred Stock”), 500,000 shares as Series B Convertible Preferred Stock (the “Series B Preferred Stock”). On February 27, 2019, subsequent to December 31, 2018, the Board of Directors designated 2,500 shares as Series C Convertible Redeemable Preferred Stock and the Company filed a Certificate of Designations of Rights and Preferences of Series C Convertible Redeemable Preferred Stock with the Secretary of State of the State of Delaware.

On December 21, 2018, the Company filed with the Delaware Secretary of State a Certificate of Elimination eliminating its previous Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock (collectively, the “Preferred Shares”) and returning them to authorized but undesignated shares of the Company’s preferred stock. None of the Preferred Shares was outstanding. The rights, preferences, privileges and restrictions on the remaining authorized 23,497,500 shares of Preferred Stock have not been determined. The Company’s Board of Directors is authorized to create a new series of preferred shares and determine the number of shares, as well as the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred shares. As of December 31, 2018, there were 125,000 shares of Series B Preferred Stock and no other shares of Preferred Stock issued or outstanding.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

Series A Preferred Stock

On September 13, 2018, the Company filed a Certificate of Designations of Rights and Preferences (the “Certificate of Designations”) to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to establish the preferences, limitations and relative rights of the 10% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”).

Dividends on the Series A Preferred Stock shall accrue daily and be cumulative from, and including, the date of original issue and shall be payable monthly on the last day of each calendar month, subject to the terms and conditions set forth in the Certificate of Designations. Dividends accrue at the annual rate of 10%, which is equivalent to $2.50 per annum per share, based on the $25.00 liquidation preference from, and including, the date of original issuance to, but not including, September 30, 2023, or such other date fixed for redemption.

On and after September 30, 2023, the Company may, at its option, upon not less than thirty (30) days nor more than sixty (60) days’ written notice, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share of Series A Preferred Stock, plus any accumulated and unpaid dividends thereon to, but not including, the date fixed for redemption. In addition, upon the occurrence of a change of control, subject to certain restrictions, the Company may, at its option, upon not less than thirty (30) days’ nor more than sixty (60) days’ written notice, redeem the Series A Preferred Stock, in whole or in part, within one hundred twenty (120) days after the first date on which such change of control occurred, for cash at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends thereon to, but not including, the date fixed for redemption. There is no mandatory redemption of the Series A Preferred Stock.

Holders of the Series A Preferred Stock generally have no voting rights except as set forth in the Certificate of Designations or as otherwise required by law. The holders of Series A Preferred Stock, together with the holders of shares of every other series of Parity Stock upon which like voting rights have been conferred and are exercisable, voting together as a single class regardless of series, shall be entitled to elect two directors to the Company’s board of directors at any annual meeting of stockholders or special meeting held in place thereof. When the Series A Preferred Stock is entitled to vote, such shares are entitled to one vote per share. In any matter in which the Series A Preferred Stock may vote as a single class with any other series of Preferred Stock (as may be required by law), each share of Series A Preferred Stock shall be entitled to one vote per $25.00 of stated liquidation preference.

Series B Preferred Stock

On March 9, 2017, the Company entered into a Preferred Stock Purchase Agreement with Philou, a related party. Pursuant to the terms of the Preferred Stock Purchase Agreement, Philou may invest up to $5,000,000 in the Company through the purchase of Series B Preferred Stock over the term of 36 months.

Each share of Series B Preferred Stock has a stated value of $10.00 per share. Each share of Series B Preferred Stock may be convertible at the holder’s option into shares of common stock of the Company at a conversion rate of $14.00 per share, upon the earlier to occur of: (i) 60 months from the closing date, or (ii) upon the filing by the Company of one or more periodic reports that, singly or collectively, evidence that the Company’s gross revenues have reached no less than $10 million in the aggregate, on a consolidated reporting basis, over four consecutive quarters in accordance with U.S. GAAP. The conversion price will be subject to standard anti-dilution provisions in connection with any stock split, stock dividend, subdivision or similar reclassification of the common stock.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

Each share of Series B Preferred Stock shall have the right to receive dividends equal to one ten millionth (0.0000001) of earnings before interest, taxes, depreciation, amortization and stock-based compensation (“EBITDAS”) calculated for a particular calendar year. Assuming the purchase of the entire $5,000,000 of shares of Preferred Stock, the holders thereof will be entitled to receive dividends equal to five percent (5%) in the aggregate of EBITDAS. Payment of dividends shall be calculated for a calendar year, payable on a quarterly basis, with payments to occur no later than 90 days in arrears from each reporting period subject to a year-end reconciliation. EBITDAS shall mean earnings before interest, taxes, depreciation, amortization, and stock-based compensation.

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

In addition, for each share of Series B Preferred Stock purchased, Philou will receive warrants to purchase shares of common stock in a number equal to the stated value of each share of Series B Preferred Stock purchased divided by $0.70, at an exercise price equal to $14.00 per share of common stock. The warrants do not require a net cash-settlement or provide the holder with a choice of net-cash settlement. The warrants also do not contain a variable settlement provision. Accordingly, any warrants issued to Philou pursuant to the terms of the Preferred Stock Purchase Agreement shall be classified as equity instruments.

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

Between March 24, 2017 and June 2, 2017, Philou purchased 100,000 shares of Series B Preferred Stock pursuant to the Preferred Stock Purchase Agreement in consideration of the cancellation of the Company debt due to Philou in the aggregate amount of $500,000 and cash of $500,000. In addition, Philou received warrants to purchase 102,041 shares of common stock at an exercise price of $14.00 per share of common stock, which have been classified as equity instruments. The Company determined that the estimated relative fair value of these warrants, which are classified as equity, was $401,399 using the Black-Scholes option pricing model. Since the warrants were classified as equity securities, the Company allocated the $1,000,000 purchase price based on the relative fair values of the Series B Preferred Stock and the warrants following the guidance in ASC No. 470, Debt.

On April 24, 2018, pursuant to the terms of the Preferred Stock Purchase Agreement, Philou purchased an additional 25,000 shares of Series B Preferred Stock in consideration of the cancellation of short-term advances due to Philou in the aggregate amount of $250,000. In addition, Philou received warrants to purchase 25,510 shares of common stock at an exercise price of $14.00 per share of common stock. The Company determined that the estimated relative fair value of these warrants, which are classified as equity, was $141,951 using the Black-Scholes option pricing model. Since the warrants were classified as equity securities, the Company allocated the $250,000 purchase price based on the relative fair values of the Series B Preferred Stock and the warrants.

The Series B Convertible Preferred Stock is convertible at any time, in whole or in part, at the option of Philou, into shares of common stock at a fixed conversion price, which is subject to adjustment for stock splits, stock dividends, combinations or similar events, of $14.00 per share. As the effective conversion price of the Series B Convertible Preferred Stock on a converted basis was below the market price of the Company’s common stock on the date of issuance, it was determined that these discounts represent beneficial conversion features. During the years ended December 31, 2018 and 2017, the Company valued the BCF at $108,049 and 265,054, respectively, based on the difference between the effective conversion price and the market price of the Company’s common stock on the date of issuance. These features are analogous to preference dividends and are recorded as a non-cash return to preferred stockholders through accumulated deficit.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

Series C Preferred Stock

Between May 24, 2017 and June 19, 2017, the Company entered into subscription agreements (the “Series C Subscription Agreement”) with approximately twenty accredited investors (the “Series C Investors”) in connection with the sale of twenty-one Units at a purchase price of $52,000 per Unit raising in the aggregate $1,092,000 with each Unit consisting of 21,667 shares of Series C Preferred Stock and Warrants to purchase 4,333 shares of common stock. Divine acted as the Company’s placement agent.

Each share of Series C Preferred Stock had a stated value of $2.40 per share. Five shares of Series C Preferred Stock were convertible at the holder’s option into one share of Common Stock of the Company. As the effective conversion price of the Series C Convertible Preferred Stock on a converted basis was below the market price of the Company’s common stock on the date of issuance, it was determined that these discounts represent beneficial conversion features, which were valued at $319,128 and recognized as a deemed dividend, based on the difference between the effective conversion price and the market price of the Company’s common stock on the date of issuance.

Each share of Series C Preferred Stock had the right to receive dividends equal $0.24 per share per annum as declared by the Company’s Board of Directors. The dividends were payable on a quarterly basis on the 20th day following each calendar quarter.

During December 2017, pursuant to the conversion terms of the Series C Preferred Stock, all of the Series C Investors elected to convert their 455,002 shares of Series C Preferred Stock into 91,000 shares of the Company’s common stock. Additionally, of the 91,000 warrants that were issued in conjunction with the Series C Subscription Agreements, the Company issued 80,167 shares of its common stock upon cash-based exercises that resulted in gross proceeds to the Company of $1,603,000 and issued 3,545 shares of its common stock upon the cashless exercise of a warrant to purchase 4,333 shares of common stock.

Series D Preferred Stock

 On June 2, 2017, pursuant to the terms of the Share Exchange Agreement, the Company acquired 1,603,434 shares of the issued and outstanding common stock of Microphase Common Stock in exchange for the issuance by the Company of 92,122 shares of the Company’s Common Stock, 378,776 shares of the Company’s Series D Preferred Stock and warrants to purchase an aggregate of 50,000 shares of the Company’s Common Stock.

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

The holders of Series D Preferred Stock shall not be entitled to receive dividends and shall have no voting rights except as otherwise required by law. Upon the stockholders of DPW Common Stock approving the conversion of the Series D Preferred Stock into shares of DPW Common Stock in connection with the acquisition of MPC Common Stock and for purposes of compliance with Rule 713 of the NYSE American, then each share of Series D Preferred Stock shall automatically be converted into 37,878 shares of DPW Common Stock.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

Series E Preferred Stock

On June 2, 2017, pursuant to the terms of the Share Exchange Agreement and in consideration of legal services, Microphase issued a $450,000 8% promissory note with a maturity date of November 25, 2017 to an unsecured creditor, Lucosky Brookman, LLP (the “Lucosky Note”). In conjunction with the issuance of the Lucosky Note, the Company issued Lucosky Brookman 10,000 shares of Series E Preferred Stock with a stated value equal to forty-five dollars ($45.00) per share. The Company, at its option, may redeem for cash, in whole or in part, at any time and from time to time, the shares of Series E Preferred Stock at the time outstanding, upon written notice to the holder of the shares, at a cash redemption price equal to $45 multiplied by the number of shares being redeemed. Any such optional redemption by the Company shall be credited against the Lucosky Note.

In the event the Company shall liquidate, dissolve or wind up, the holders of Series E Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of the DPW Common Stock, the Company’s Series A Preferred Stock, or to the holders of any other junior series of preferred stock, by reason of their ownership thereof and subject to the rights of the Company’s Series B Preferred Stock, Series C Preferred Stock and any other class or series of Company stock subsequently issued that ranks senior to the Series E Preferred Stock an amount per share in cash or equivalent value in securities or other consideration equal to $0.01 per share. The holders of Series E Preferred Stock shall not be entitled to receive dividends and shall have no voting rights except as otherwise required by law. Subject to the stockholders of DPW Common Stock of the Company approving the conversion of the Series E Preferred Stock into shares of Common Stock in connection with the acquisition of MPC Common Stock and for purposes of compliance with Rule 713 of the NYSE American, then each share of Series E Preferred Stock may be converted into sixty (60) shares of DPW Common Stock, for an aggregate of 30,000 shares of DPW Common Stock. On December 29, 2017, the Lucosky Note was satisfied through the conversion of the 10,000 shares of Series E Preferred Stock into 30,000 shares of the Company’s common stock.

Common Stock

Common stock confers upon the holders the rights to receive notice to participate and vote in the general meeting of stockholders of the Company, to receive dividends, if and when declared, and to participate in a distribution of surplus of assets upon liquidation of the Company. The Class B common stock carries the voting power of 10 shares of Class A common stock.

2018 Issuances

Issuance of Common Stock pursuant to the At the Market Offering

On February 27, 2018, the Company entered into a sales agreement with H.C. Wainwright & Co., LLC (“HCW”) to sell shares of the Company’s common stock, having an aggregate offering price of up to $50 million from time to time, through an “at the market offering” program (the “HCW ATM Offering”) under which HCW acts as sales agent. Between February 27, 2018 and December 31, 2018, the Company had received gross proceeds of $19,022,416 through the sale of 1,062,096 shares of the Company’s common stock through the HCW ATM Offering. The offer and sale of the shares through the HCW ATM Offering were made pursuant to the Company’s effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-222132) filed with the SEC on December 18, 2017, amended on January 8, 2018, and declared effective by the SEC on January 11, 2018, and a prospectus supplement related to the HCW ATM Offering, dated February 27, 2018. The HCW ATM Offering was terminated effective September 23, 2018.

In connection with the termination of the HCW ATM Offering, HCW released DPW from the right of first refusal provisions set forth in the sales agreement. In consideration for the release, the Company issued HCW 25,000 shares of its common stock, which have been recorded in additional paid in capital, and to pay HCW a fee until February 28, 2020 of three percent fee of aggregate gross proceeds received on future financings by the Company and a one percent fee of aggregate gross proceeds received on future financings by the Company’s subsidiaries.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

On October 10, 2018, the Company entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with Wilson-Davis & Co., Inc., as sales agent (the “Agent”) to sell shares of its Common Stock, having an aggregate offering price of up to $25,000,000 (the “Shares”) from time to time, through an “at the market offering” program (the “WDCO ATM Offering”). Through December 31, 2018, we had received gross proceeds of $1,637,054 through the sale of 372,109 shares of our common stock through the WDCO ATM Offering. The offer and sale of the shares through the WDCO ATM Offering were made pursuant to our then effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-222132) filed with the SEC on December 18, 2017, amended on January 8, 2018, and declared effective by the SEC on January 11, 2018, and a prospectus supplement related to the WDCO ATM Offering, dated October 15, 2018.

Issuance of Common Stock for Services

During the year ended December 31, 2018, the Company issued to its consultants a total 184,153 shares of its common stock with an aggregate value of $3,740,888, an average of $20.31 per share for services rendered.

Issuance of common stock for conversion of debt

On January 3, 2018, accrued interest of $23,250 on the 10% Convertible Notes was satisfied through the issuance of 1,938 shares of the Company’s common stock.

On January 10, 2018, principal and accrued interest of $202,000 and $5,723, respectively, on the 12% Convertible Note was satisfied through the issuance of 18,884 shares of the Company’s common stock (See Note 22c).

On January 12, 2018, principal and accrued interest of $550,000 and $2,987, respectively, on the 5% Convertible Note was satisfied through the issuance of 46,082 shares of the Company’s common stock (See Note 22b).

On February 9, 2018, principal and accrued interest of $1,250,000 and $133,884, respectively, on the January 2018 10% Convertible Note was satisfied through the issuance of 34,597 shares of the Company’s common stock (See Note 22e).

During December 2018, principal and accrued interest of $18,865 and $259,408, respectively, on the 10% Convertible Note was satisfied through the issuance of 109,724 shares of the Company’s common stock (See Note 22a).

Issuances of Common Stock upon Exercise of Stock Options

During January 2018, the Company issued a total of 3,000 shares of its common stock upon the cash exercise of options. These options were issued pursuant to the Company’s Plans. The Company received cash of $97,800 as a result of these option exercises.

Issuances of Common Stock upon Exercise of Warrants

During January 2018, the Company issued a total of 93,324 shares of its common stock upon the cash and cashless exercise of warrants to purchase an aggregate of 109,382 shares of its common stock. These warrants were issued between August 2017 and December 2017 in conjunction with various common stock and debt financings. The Company received cash of $867,166 as a result of these warrant exercises.

On May 8, 2018, the Company issued 13,958 shares of common stock pursuant a cashless exercise of warrants issued to Divine Capital Markets, LLC, its Placement Agent (the “Placement Agent”) for the 2017 private placement of the Series C Preferred Stock and warrants. For its services, the Placement Agent received, a warrant to purchase 9,100 shares of the Company’s common stock at $14.40 per share and a second warrant to purchase 9,100 shares of the Company’s common stock at $20.00 per share.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

Issuances of common stock in connection with convertible notes

On February 9, 2018, in conjunction with the securities purchase agreement to sell the January 2018 10% Convertible Note in the principal amount of $1,250,000 the Company issued 27,174 shares of restricted common stock to the institutional investor (See Note 22b).

On April 16, 2018, in conjunction with the securities purchase agreements to sell the 12% April 2018 Convertible Note in the principal amount of $1,722,222, the Company issued 10,046 shares of restricted common stock to the institutional investor (See Note 22d).

On May 15, 2018, in conjunction with the securities purchase agreement to sell the 10% Convertible Note in the principal amount of $6,000,000 the Company issued 17,241 shares of restricted common stock to the institutional investor (See Note 22a). On August 10, 2018, pursuant to an amendment to the 10% Convertible Note entered into on July 2, 2018, the Company is required to issue an additional 31,000 shares of restricted common stock to the holder of the note.

On July 2, 2018, in conjunction with the securities purchase agreement to sell the Second 10% Convertible Note in the principal amount of $1,000,000 the Company issued 20,000 shares of restricted common stock to the institutional investor (See Note 22a).

On August 16, 2018, in conjunction with the securities purchase agreements to sell secured promissory notes in the aggregate principal face amount of $1,272,600, the Company issued 20,000 shares of restricted common stock to the institutional investors (See Note 20h).

During September 2018, in conjunction with the securities purchase agreements to sell secured promissory notes in the aggregate principal face amount of $789,473, the Company issued 22,500 shares of restricted common stock to the institutional investors (See Note 20i).

On October 11, 2018, in conjunction with the securities purchase agreements to secured promissory note in the aggregate principal face amount of $565,000, the Company issued 20,000 shares of restricted common stock to the institutional investor (See Note 20j).

Issuances of Common Stock upon Conversion of Series D Preferred Stock

During the year ended December 31, 2018, pursuant to the conversion terms of the Series D Preferred Stock, 378,776 shares of the Series D Preferred Stock were converted into 37,878 shares of the Company’s common stock.

Issuances of Common Stock for cash and cancellation of short-term advances

On October 5, 2017, Ault & Company purchased 3,750 shares of the Company’s common stock at $12.00 per share and a warrant to purchase up to 3,750 shares of the Company’s common stock at $12.00 per share for an aggregate purchase price of $45,000. The shares and warrants were issued by the Company on May 8, 2018.  Ault & Company is controlled by Mr. Milton Ault, the Company’s Chairman and Chief Executive Officer.

On May 15, 2018, the Company entered into securities purchase agreements with certain investors in which the Company sold an aggregate of 384,589 shares of its common stock, 206,730 for cash and 177,858 for the cancellation of short-term advances, and five-year warrants to purchase such number of shares of common stock equal to the shares of common stock purchased by the investors. The Company received aggregate consideration of $5,999,584, consisting of cash and the cancellation of short-term advances of $3,225,000 and $2,774,584, respectively. These securities were issued pursuant to our registration statement filed with the Securities and Exchange Commission (File No. 333-222132) which became effective on January 11, 2018.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

Treasury Stock

The Company utilizes the cost method of accounting for treasury stock. The cost of reissued shares is determined under the last-in, first-out method. The Company purchased 2,750 shares for $57,748 during the year ended December 31, 2018.

2017 Issuances

Issuances of Common Stock for Cash or a Combination of Cash and Cancellation of Debt

On March 15, 2017, Company entered into a subscription agreement with a related party for the sale of 25,000 shares of common stock at $12.00 per share for the aggregate purchase price of $300,000.

On July 24, 2017, we entered into subscription agreements with six investors, and on July 25, 2017 we entered into a securities purchase agreement with an institutional investor, under which we agreed to issue and sell in the aggregate 42,568 shares of common stock to the investors at $11.00 per share for an aggregate purchase price of $468,250. Of the aggregate purchase price of $468,250, $445,250 was paid in cash and $23,000, which represented 2,091 of the total shares of common stock sold, was in consideration for the cancellation of debt of the Company. The company granted warrants to purchase 5,455 shares of common stock to two of the investors that entered into the subscription agreements at $15.00 per share. In a concurrent private placement, we sold to the institutional investor warrants to purchase an aggregate of 8,182 shares of the Company’s common stock at an exercise price equal to $11.00 per share.

On October 18, 2017, the Company entered into subscription agreements with five investors, under which we agreed to issue and sell in the aggregate 22,612 shares of common stock to the investors at $13.40 per share for an aggregate purchase price of $303,000. $210,000 of the purchase price was paid in cash and $93,000, which represented 6,940 of the total shares of common stock sold, was paid through the cancellation of debt incurred by the Company.

On November 7, 2017, the Company entered into subscription agreements with investors under which the Company agreed to issue and sell in the aggregate 36,250 shares of common stock to the investors at $12.00 per share for an aggregate purchase price of $435,000. $280,000 of the aggregate purchase price was paid in cash and $155,000, which represented 12,917 of the total shares of common stock sold, was paid through the cancellation of debt incurred by the Company.

On December 5, 2017, the Company entered into subscription agreements with investors for the sale of 32,000 shares of common stock at $25.00 per share for the aggregate purchase price of $800,000. The direct offering closed December 13, 2017.

In aggregate, the above transactions resulted in the issuance of 136,482 shares of common stock for cash proceeds, net of $72,769 in financing costs, of $1,962,481 and the issuance of 21,498 shares of common stock for the cancellation of $271,000 in debt incurred by the Company.

Issuances of Common Stock for Services

On March 8, 2017, the Company issued an aggregate of 12,547 shares of its common stock as payment for services to a consultant. The shares were valued at $10, an average of $0.80 per share.

Between May 9, 2017 and June 18, 2017, the Company issued an aggregate of 47,808 shares of its common stock as payment for services to its consultant. The shares were valued at $498,769, an average of $10.40 per share.

Between August 21, 2017 and September 5, 2017, the Company issued an aggregate of 29,032 shares of its common stock as payment for services to its consultants. The shares were valued at $363,613, an average of $12.40 per share.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

Between October 3, 2017 and December 28, 2017, the Company issued an aggregate of 30,600 shares of its common stock as payment for services to its consultants. The shares were valued at $790,320, an average of $25.80 per share.

In aggregate, during the year ended December 31, 2017, the Company issued a total of 108,067 shares of its common stock, with a value of $1,662,702, to its consultants for services.

Issuance of common stock for conversion of debt

Between February 16, 2017 and February 23, 2017, the Company issued 33,333 shares of its common stock, an extinguishment price of $12.00 per share, for the cancellation of $400,000 in demand promissory notes.

On April 5, 2017, the Company issued 18,000 shares of its common stock, at a price of $15.00 per share, for the cancellation of $270,000 in demand promissory notes.

On June 28, 2017, the Company issued 9,455 shares of its common stock, at a price of $11.00 per share, for the cancellation of a 7% convertible promissory note in the principal amount of $104,000.

On June 28, 2017, the holders of $55,000 of in short-term loans agreed to cancel their notes for the purchase of 5,000 shares of the Company’s common stock at a price of $11.00 per share.

On July 28, 2017, an institutional investor agreed to cancel two promissory notes in the aggregate amount of $145,000 for the issuance of 13,180 shares of the Company’s common stock at a price of $11.00 per share.

During the period from November 27, 2017 to December 6, 2017, the entire $530,000 of principal on the Convertible Note was satisfied through the issuance of 48,182 shares of the Company’s common stock (See Note 20).

On December 13, 2017 and December 14, 2017, the entire $1,111,000 of principal on the November 5% Convertible Note was satisfied through the issuance of 92,583 shares of the Company’s common stock (See Note 22f).

On December 28, 2017, principal and accrued interest of $198,000 and $4,818, respectively, on the 12% Convertible Note was satisfied through the issuance of 18,438 shares of the Company’s common stock (See Note 22c).

During December 2017, the entire principal and accrued interest of $880,000 and $54,452, respectively, on the 10% Convertible Notes was satisfied through the issuance of 77,871 shares of the Company’s common stock (See Note 22g).

Issuances of Common Stock upon Exercise of Stock Options

Between December 4, 2017 and December 22, 2017, the Company issued a total of 361,458 shares of its common stock upon the cash and cashless exercise of options to purchase an aggregate of 363,500 shares of its common stock. These options were issued pursuant to the Company’s Plans. The Company received cash of $557,360 as a result of these option exercises.

Issuances of Common Stock upon Exercise of Warrants

Between November 27, 2017 and December 28, 2017, the Company issued a total of 93,593 shares of its common stock upon the cash and cashless exercise of warrants to purchase an aggregate of 105,673 shares of its common stock. These warrants were issued between November 2016 and August 2017 in conjunction with various common stock and debt financings. The Company received cash of $642,603 as a result of these warrant exercises.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

During December 2017, in conjunction with the Series C Subscription Agreements, the Company issued 80,167 shares of its common stock upon cash-based exercises that resulted in gross proceeds to the Company of $1,603,335 and issued 3,545 shares of its common stock upon the cashless exercise of a warrant to purchase 4,333 shares of common stock.

In aggregate, the Company received gross proceeds of $2,245,938 from the issuance of 177,305 shares of common stock in connection with warrant exercises.

Issuances of common stock in connection with convertible notes

On November 2, 2017, in conjunction with the securities purchase agreement to sell the November 5% Convertible Note in the principal amount of $1,111,000 the Company issued 15,000 shares of restricted common stock to the institutional investor.

On December 4, 2017, in conjunction with the securities purchase agreement to sell the 5% Convertible Note in the principal amount of $550,000, the Company issued 7,500 shares of restricted common stock to the institutional investor.

Issuance of common stock for domain name

On July 7, 2017, the Company entered into an asset purchase agreement to acquire the intellectual property of Coolisys.com, consisting of the common law rights associated with the trademarks and name as well as the domain name and content of www.Coolisys.com. The aggregate purchase price of $81,000 was comprised of 2,500 shares of common stock, valued at $31,000 based on the closing price of the Common Stock on the date of the acquisition, and cash of $50,000.

Issuance of common stock and warrants in satisfaction of subsidiary debt

On December 5, 2017, the Company entered into an exchange agreement with several accredited investors for the cancellation of $690,000 in outstanding principal on the 10% Short-Term Notes. In December 2016, Microphase issued $705,000 in 10% Short-Term Notes. The 10% Short-Term Notes were due one year from the date of issuance. The amount due pursuant to the 10% Short-Term Notes is equal to the entire original principal amount multiplied by 125% (the “Loan Premium”) plus accrued interest. In exchange for the cancellation of $690,000 of outstanding principal and $250,000 of accrued loan premiums and interest owed to the investors by Microphase Corporation, the Company entered into the exchange agreement pursuant to which the Company issued an aggregate of 76,193 shares of common stock and warrants to purchase 19,023 shares of common stock with an exercise price of $22.00 per share of common stock, (See Note 20l).

Issuance of common stock for acquisition of debt due from related party

On December 5, 2017, the Company entered into an exchange agreement with WT Johnson, pursuant to which the Company issued to WT Johnson convertible promissory notes in the principal amount of $2,267,766. During December 2017, the Company issued 30,000 shares of its common stock upon the conversion of the promissory notes.

25. INCOME TAXES

On December 22, 2017, the United States enacted significant changes to U.S. tax law following the passage and signing of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Act”). Introduced initially as the Tax Cuts and Jobs Act, the Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (the “Act”) was enacted on December 22, 2017. The Act applies to corporations generally beginning with taxable years starting after December 31, 2017 and reduces the corporate tax rate from a graduated set of rates with a maximum 35% tax rate to a flat 21% tax rate. Additionally, the Act introduces other changes that impact corporations, including a net operating loss (“NOL”) deduction annual limitation, an interest expense deduction annual limitation, elimination of the alternative minimum tax, and immediate expensing of the full cost of qualified property. The Act also introduces an international tax reform that moves the U.S. toward a territorial system, in which income earned in other countries will generally not be subject to U.S. taxation. However, the accumulated foreign earnings of certain foreign corporations will be subject to a one-time transition tax, which can be elected to be paid over an eight-year tax transition period, using specified percentages, or in one lump sum. NOL and foreign tax credit (“FTC”) carryforwards can be used to offset the transition tax liability. The Company does not expect that this change will have an impact on the Company as it has not earned taxable income in the past and it has significant NOL carryforwards. The application of this rate reduction to the ending deferred tax assets and deferred tax liabilities impacted our expense for income taxes in 2017 by $1,138,845 which was fully offset by a corresponding change to our valuation allowance.  We applied the guidance in SAB 118 when accounting for the enactment-date effects of the Act in 2017 and throughout 2018. At December 31, 2017, we had not completed our accounting for all of the enactment-date income tax effects of the Act under ASC 740, Income Taxes. At December 31, 2018, we have now completed our accounting for all of the enactment-date income tax effects of the Act. During 2018 we did not need to adjust to the provisional amounts recorded at December 31, 2017. The 2017 and 2018 impacts of the enactment of the Tax Act are reflected in the tables below.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	2018	2017
Current
Foreign	$134,017	$—
Federal	—	—
State	—	—
Total Current	$134,017
Deferred
Foreign	(52,134)	$—
Federal	(158,482)	(78,393)
State	—	—
Total Deferred	$(210,616)	$(78,393)
Income tax (benefit)	$(76,599)	$(78,393)

The Company had Federal and state net operating loss carryforwards of approximately $43,051,999 and $7,960,184 at December 31, 2018 and December 31, 2017 respectively, available to offset future taxable income, expiring at various times starting in 2022 through 2039. The net operating loss generated in 2018 will carryforward indefinitely. In accordance with Section 382 of the Internal Revenue Code, the future utilization of the Company’s net operating loss to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. Management believes that such an ownership change may have occurred during 2017. The Company has estimated the Section 382 annual limitation due to this ownership change to be approximately $157,433. This has been used to reduce the amount of the net operating losses that have limited carryforward periods.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available and due to the last five years significant losses there is substantial doubt related to the Company’s ability to utilize its deferred tax assets, the Company recorded a full valuation allowance of the deferred tax asset. For the year ended December 31, 2018, the valuation allowance has increased by $4,887,148.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

The 2015 tax year remains open to examination by the Internal Revenue Service (“IRS”) and the 2014 through 2015 tax years remain open to examination by the California Franchise Tax Board (“FTB”) and the Connecticut Department of Revenue (“CDR”). The IRS, FTB and CDR have the authority to examine those tax years until the applicable statute of limitations expires and the years with net operating loss carryovers when such carryovers are used. Returns for tax years 2016, 2017 and 2018 have not been filed.

As of December 31, 2018, the Company’s foreign subsidiaries had accumulated losses for income tax purposes in the amount of approximately $1,808,466. All of the Company’s international accumulated losses were generated in the United Kingdom and Israel which have statutory tax rates of 20% and 7.5% respectively. These net operating losses may be carried forward and offset against taxable income in the future for an indefinite period.

The net income tax benefit consists of the following:

	2018	2017
Current
Foreign	$134,017	$—
Federal	—	—
State	—	—
Total Current	$134,017
Deferred
Foreign	(52,134)	$—
Federal	(158,482)	(78,393)
State	—	—
Total Deferred	$(210,616)	$(78,393)
Income tax (benefit)	$(76,599)	$(78,393)

The Company’s effective tax rates were (0.3%) and (0.8%) for the years ended December 31, 2018 and 2017, respectively. During the year ended December 31, 2018, the effective tax rate differed from the U.S. federal statutory rate primarily due to the change in the valuation allowance and the effect of changes in tax rates in future periods. The reconciliation of income tax attributable to operations computed at the 2018 and 2017 U.S. Federal statutory income tax rates of 21% and 34% respectively to income tax expense is as follows:

	2018	2017
Tax benefit at U.S. Federal statutory tax rate	(21.0%)	(34.0%)
Increase (decrease) in tax rate resulting from:
Effect of change in tax rates	1.8%	12.0%
Effect of Section 382 limitation	4.9%	0.0%
Increase in valuation allowance	15.1%	17.0%
Nondeductible meals & entertainment expense and other	0.9%	6.1%
State taxes, net of federal benefit	(2.4%)	(4.5%)
Foreign rate differential	0.3%	0.7%
Stock compensation expense	(0.1%)	1.9%
Effective tax rate	(0.3%)	(0.8%)

The Company accounts for uncertain tax positions in accordance with ASC No. 740-10-25. ASC No. 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC No. 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. To the extent that the final tax outcome of these matters is different than the amount recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense. ASC No. 740-10-25 also requires management to evaluate tax positions taken by the Company and recognize a liability if the Company has taken uncertain tax positions that more likely than not would not be sustained upon examination by applicable taxing authorities. Management of the Company has evaluated tax positions taken by the Company and has concluded that as of December 31, 2018 and 2017, there are no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability that would require disclosure in the financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

 26. RELATED PARTY TRANSACTIONS

a.	The Company has made a strategic investment in AVLP in expectation of future business generated by the Company from MTIX Ltd., an advanced materials and processing technology company located in Huddersfield, West Yorkshire, UK (“MTIX”), a wholly-owned subsidiary of AVLP. The Company’s investments in AVLP consist of convertible promissory notes, warrants and shares of common stock of AVLP. On September 6, 2017, the Company and AVLP entered into a Loan and Security Agreement (“AVLP Loan Agreement”) with an effective date of August 21, 2017 pursuant to which the Company will provide AVLP a non-revolving credit facility of up to $10 million for a period ending on August 21, 2019, subject to the terms and conditions stated in the Loan Agreement, including that the Company having available funds to grant such credit. At December 31, 2018, the Company has provided loans to AVLP in the principal amount $6,943,997 and, in addition to the 12% convertible promissory notes, AVLP has issued to the Company warrants to purchase 13,887,994 shares of AVLP common stock. Under the terms of the AVLP Loan Agreement, any notes issued by AVLP are secured by the assets of AVLP. As of December 31, 2018 and 2017, the Company recorded contractual interest receivable attributed to the AVLP Loan Agreement of $1,004,317 and $324,000, respectively.

During the year ended December 31, 2018 and 2017, the Company also acquired in the open market 430,942 shares of AVLP common stock for $417,169 and 221,333 shares of AVLP common stock for $191,782 respectively. At December 31, 2018, the closing market price of AVLP’s common stock was $0.90, a decline from $1.75 at December 31, 2017. The Company has determined that its investment in AVLP marketable equity securities are accounted for pursuant to the fair value method and based upon the closing market price of common stock at December 31, 2018, the amount of the Company’s unrealized gain is $119,329.

Philou is AVLP’s controlling stockholder. Mr. Ault is Chairman of AVLP’s Board of Directors and the Chairman of the Company’s Board of Directors. Mr. William B. Horne is the Chief Financial Officer of AVLP and the Chief Financial Officer and a director of the Company.

During the years ended December 31, 2018 and 2017, the Company recognized $3,907,280 and $173,751, respectively, in revenues resulting from its relationship with MTIX, which was acquired by AVLP on August 22, 2017 and is therefore deemed to be a related party. In March 2017, the Company was awarded a 3-year, $50 million purchase order by MTIX to manufacture, install and service the Multiplex Laser Surface Enhancement (“MLSE”) plasma-laser system. Management believes that the MLSE purchase order will be a source of revenue and generate significant cash flows for the Company. However, at December 31, 2018, $3,887,000 in revenues recognized during the years ended December 31, 2018 and 2017, had not yet been received and was reflected on the financial statements as accounts receivable, related party. Subsequent to year end the Company received $2,676,219 for manufacturing services performed on the first MLSE system.

b.

On April 13, 2018, the Company entered into an amended and restated consulting agreement with Mr. Ault pursuant to which the parties thereto agreed to amend and restate that certain independent contractor agreement dated September 22, 2016, by and between the Company and Mr. Ault. In accordance with the terms set forth in the Agreement, Mr. Ault shall continue to serve as the Company’s Chief Executive Officer and Chairman of the Board of Directors in consideration of a monthly fee of $33,333, effective November 15, 2017. On June 17, 2018, the Company entered into a ten-year executive employment agreement with Mr. Ault.  For his services, Mr. Ault will be paid a base salary of $400,000 per annum. For his services, Mr. Ault was paid $400,000 and $207,500, respectively, during the years ended December 31, 2018 and 2017.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

c.	On March 9, 2017, the Company entered into a Preferred Stock Purchase Agreement with Philou. Pursuant to the terms of the Preferred Stock Purchase Agreement, Philou may invest up to $5,000,000 in the Company through the purchase of Series B Preferred Stock over 36 months. Philou has purchased 125,000 shares of Series B Preferred Stock pursuant to the terms of the Purchase Agreement, the most recent purchase having occurred on April 24, 2018 for the purchase of 25,000 shares of Series B Preferred Stock.

d.	Between July 6, 2017 and September 30, 2018, Milton C. Ault, III, the Company’s Chairman and Chief Executive Officer, personally guaranteed the repayment of (i) $8,218,000 from the sale of Advances on Future Receipts (ii) and $4,781,000 from the sale of the promissory notes. These personal guarantees were necessary to facilitate the consummation of these financing transactions. Mr. Ault’s payment obligations would be triggered if the Company failed to perform under these financing obligations. Our board of directors has agreed to compensate Mr. Ault for his personal guarantees. The amount of annual compensation for each of these guarantees, which will be in the form of non-cash compensation, is approximately 1.5% of the amount of the obligation.

e.	During the year ended December 31, 2017, DP Lending made loans to Alzamend Neuro, Inc. (“Alzamend”), in the amount of $44,000. AVLP is a party to a management services agreement pursuant to which AVLP provides management, consulting and financial services to Alzamend. The outstanding principal under these loans was repaid during 2018. As additional consideration, the Company received a warrant to purchase 22,000 shares of Alzamend’s common stock at an exercise price of $0.30 per share of common stock.

f.

On December 5, 2017, the Company entered into an exchange agreement with WT Johnson pursuant to which the Company issued to WT Johnson two convertible promissory notes in the principal amount of $600,000 (“Note A”) and $1,667,766 (“Note B”), in exchange for cancellation of amounts due to WT Johnson by MTIX Ltd., a related party of the Company.

During December 2017, the Company issued 30,000 shares of its common stock to WT Johnson & Sons upon the conversion of Note A and WT Johnson subsequently sold the 30,000 shares. The proceeds from the sale of Note A were sufficient to satisfy the entire $2,267,766 obligation as well as an additional $400,500 of value added tax due to WT Johnson. Concurrent with entering into the exchange agreement, the Company received a promissory note in the amount of $2,667,766 from MTIX. At December 31, 2017, the Company has valued the note receivable at $600,000, the carrying amount of Note A. The Company will recognize the remainder of the amount due from MTIX upon payment of the promissory note by MTIX.

g.

Between May 5, 2017 and June 30, 2017, the Company received additional short-term loans of $140,000 from four accredited investors of which $75,000 was from the Company’s corporate counsel, a related party. As additional consideration, the investors received five-year warrants to purchase 11,219 shares of common stock at a weighted average exercise price of $15.40 per share. On June 28, 2017, $52,000 in short-term loans that was received from the related party was converted into one of the Series C Units (See Note 24) and on July 24, 2017, the remaining $23,000 in short-term loans was converted in 2,091 shares of the Company’s common stock in conjunction with the subscription agreements that the Company entered into with six investors (See Note 20h).

h.	During the year ended December 31, 2017, our President, Amos Kohn, purchased certain real property that will serve as a facility for the Company’s business operations in Israel. The Company made $300,000 of payments to the seller of the property and received a 28% undivided interest in the real property (“Property’). The Company’s subsidiary, Coolisys, entered into a Trust Agreement and Tenancy In Common Agreement with Roni Kohn, who owns a 72% interest in the Property, is the daughter of Mr. Kohn and is an Israeli citizen. The Property was purchased to serve as a residence/office facility for the Company in order to oversee its European operations and to expand its business in the hi-tech industry located in Israel. Pursuant to the Trust Agreement, Ms. Kohn will hold and manage Coolisys’ undivided 28% interest in the Property. The trust will be in effect until it is terminated by mutual agreement of the parties. During the term of the trust, the Ms. Kohn will not sell, lease, sublease, transfer, grant, encumber, change or effect any other disposition with respect to the Property or the Coolisys’ interest without the Company’s approval.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

27. SEGMENT, CUSTOMERS AND GEOGRAPHICAL INFORMATION

The Company has five reportable segments as of December 31, 2018 and had two reportable segments as of December 3, 2017; see Note 1 for a brief description of the Company’s business.

The following data presents the revenues, expenditures and other operating data of the Company’s geographic operating segments and presented in accordance with ASC No. 280.

	Year ended December 31, 2018
	DPC	DPL	Enertec	Digital Farms	I.AM	Eliminations	Total
Revenue	$10,499,612	$2,036,530	$5,226,075	$—	$—	$—	$17,762,217
Revenue, cryptocurrency
mining	—	—	—	1,675,549	—	—	1,675,549
Revenue, related party	3,907,280	—	—	—	—	—	3,907,280
Revenue, restaurant operations	—	—	—	—	3,462,140	—	3,462,140
Revenue, lending activities	347,033	—	—	—	—	—	347,033
Inter-segment revenues	36,833	—	—	—	—	(36,833)	—
Total revenues	$14,790,758	$2,036,530	$5,226,075	$1,675,549	$3,462,140	$(36,833)	$27,154,219

Depreciation and
amortization expense	$300,326	$65,046	$389,808	$2,151,505	$—	$—	$2,906,685

Loss from operations	$(3,608,828)	$(586,107)	$(431,320)	$(6,369,138)	$(81,264)	$—	$(11,076,657)
Capital expenditures for
segment assets, as of
December 31, 2018	$44,190	$1,301	$48,826	$8,891,928	$184,377	$—	$9,169,992

Identifiable assets as of
December 31, 2018	$28,623,729	$1,458,699	$10,251,816	$7,018,958	$2,072,678	$—	$49,425,880

	Year ended December 31, 2017
	DPC	DPL	Eliminations	Total
Revenues	$7,889,731	$2,111,018	$—	$10,000,749
Revenue, related party	173,751	—	—	173,751
Inter-segment revenues	53,501	—	(53,501)	—
Total revenues	$8,116,983	$2,111,018	$(53,501)	$10,174,500

Depreciation and amortization expense	$183,252	$70,754	$—	$254,006

Loss from operations	$(5,558,272)	$(424,773)	$—	$(5,983,045)
Capital expenditures for segment assets, as of December 31, 2017	$382,250	$20,529	$—	$402,779

Identifiable assets as of December 31, 2017	$28,780,371	$1,728,523	$—	$30,508,894

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

Concentration Risk:

The following table provides the percentage of total revenues attributable to a single customer from which 10% or more of total revenues are derived:

For the Year Ended
December 31, 2018

Total Revenues
	by Major	Percentage of
	Customers	Total Company
	(in thousands)	Revenues
Customer A	$3,907,280	14%

For the Year Ended
December 31, 2017

Total Revenues
	by Major	Percentage of
	Customers	Total Company
	(in thousands)	Revenues
Customer B	$1,340,766	13%

Revenue from Customer A is related party revenue attributable to Coolisys and revenue from Customer B is also attributable to Coolisys. At December 31, 2018, MTIX represented all of the Company’s accounts and other receivable, related party.

For the years ended December 31, 2018 and 2017, total revenues from external customers divided on the basis of the Company’s product lines are as follows:

	For the Years Ended
	December 31,
	2018	2017
Revenues:
Commercial products	$10,597,256	$5,488,657
Defense products	16,556,963	4,685,843
Total revenues	$27,154,219	$10,174,500

Financial data relating to geographic areas:

The Company’s total revenues are attributed to geographic areas based on the location. The following table presents total revenues for the years ended December 31, 2018 and 2017. Other than as shown, no foreign country or region contributed materially to revenues or long-lived assets for these periods:

	For the Years Ended
	December 31,
	2018	2017
Revenues:
North America	$19,113,226	$6,636,954
Europe	1,765,991	2,634,166
Middle East	5,226,075	672,256
Other	1,048,927	231,124
Total revenues	$27,154,219	$10,174,500

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

28. SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2018 and thru the date of this report being issued and has determined that it does not have any material subsequent events to disclose in these financial statements except for the following.

Amendments to Certificate of Incorporation

On January 3, 2019, the Company filed a certificate of amendment (the “Certificate of Amendment”) to its Certificate of Incorporation, with the Secretary of State of the State of Delaware, to effectuate an increase to the number of authorized shares of common stock of the Company. Pursuant to the Certificate of Amendment, the Company increased the number of authorized shares of its Class A common stock, par value $0.001, to 500,000,000 from 200,000,000 (the “Authorized Increase”). The number of authorized shares of the Company’s Class B common stock remains at 25,000,000 and the number of authorized shares of the Company’s preferred stock remains at 25,000,000. As a result of the increase of authorized shares of its Class A common stock, the aggregate number of the Company’s authorized shares is 550,000,000. The Authorized Increase was approved by the Company’s board of directors as of December 28, 2018, and approved by a vote of the stockholders of the Company at the December 28, 2018 Annual Meeting of Stockholders. The Certificate of Amendment became effective upon filing with the State of Delaware on January 3, 2019.

On February 27, 2019, the Company filed a Certificate of Designations of Rights and Preferences of Series C Convertible Redeemable Preferred Stock (the “Certificate of Designations”) to its Certificate of Incorporation, as amended on January 2, 2019, with the Secretary of State of the State of Delaware to establish the preferences, limitations and relative rights of the Series C Convertible Redeemable Preferred Stock. The Series C Redeemable Preferred Stock issued and outstanding sixty (60) months from the from their date of issuance (the “Redemption Date”), shall be mandatorily redeemed and repurchased by the Company at the Stated Value.

On March 14, 2019, pursuant to the authorization provided by the Company’s stockholders at a Special Meeting of Stockholders, the Company’s Board of Directors approved the Certificate of Incorporation Amendment (the “COI Amendment”) to effectuate a reverse stock split of the Common Stock affecting both the authorized and issued and outstanding number of such shares by a ratio of one-for-twenty (the “Reverse Stock Split”). The Company filed the COI Amendment to its Certificate of Incorporation with the State of Delaware effectuating the Reverse Stock Split on March 14, 2019. As a result of the Reverse Stock Split, each twenty (20) shares of Common Stock issued and outstanding prior to the Reverse Stock Split were converted into one (1) share of Common Stock, with no change in authorized shares or par value per share.

Amendments to 10% Convertible Note

On January 9, 2019, the Company and the Investor of the 10% Convertible Note entered into an amendment, which revised the amortization schedule of the 10% Convertible Note such that the monthly amortization payments in the principal amount $309,193, at the request of the holder, shall be satisfied by the issuance of shares of the Company’s common stock. The shares of common stock shall be issued at a price equal to the greater of (i) $2.40 per share (the closing price of the Company’s common stock on January 9, 2019) or (ii) 80% of the lowest daily VWAP in the three days prior to the date of issuance, but not to exceed $8.00 per share. However, the Company shall have the right to pay the monthly amortization payment in cash within 72 hours by advising the investor via email within two hours of receipt of any conversion notice. Between January 4, 2019 and February 21, 2019, the Company issued to the investor 336,486 shares of its common stock at $1.96 per share upon the conversion of $1,053,351 in principal and accrued interest. The investor received $660,337 from the sale of the shares of common stock, which approximated the value of the shares of common stock on the date of issuance, resulting in a True-Up Payment due to the investor of $393,014.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

Public Offering

On March 29, 2019, the entered into an underwriting agreement (the “Underwriting Agreement”) with A.G.P./Alliance Global Partners (the “Underwriter”), pursuant to which the Company agreed to issue and sell an aggregate of (a) 2,855,500 shares of its common stock (the “Shares”) together with warrants to purchase 2,855,500 shares of common stock (the “Common Warrants”) and (b)  pre-funded warrants to purchase up to an aggregate of 12,700,000 shares of its common stock (the “Pre-Funded Warrants”) together with a number of Common Warrants to purchase 12,700,000 shares of common stock (the “Offering”). The Shares were sold to the purchasers at the public offering price of $0.44 per share (the “Offering Price”). The Common Warrants were sold at a public offering price of $0.01 per Common Warrant. The Pre-Funded Warrants were offered to each purchaser whose purchase of the Shares and the Common Warrant in the Offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the purchaser, 9.99%) of the Company’s outstanding common stock immediately following the consummation of the Offering. The purchase price of each Pre-Funded Warrant equaled the Offering Price at which the Shares were sold to the public in the Offering, minus $0.01, and the exercise price of each Pre-Funded Warrant equaled $0.01 per share.

Pursuant to the Underwriting Agreement, the Company also granted the Underwriter the option to purchase up to 428,325 additional shares of common stock, and/or Pre-funded Warrants to purchase up to 1,905,000 additional shares of common stock and/or Common Warrants to purchase up to 2,333,325 additional shares of common stock to cover over-allotments, if any. The option is exercisable 45 days after entry into the Underwriting Agreement. The Offering was made pursuant to the shelf registration statement on Form S-3 (File No. 333-222132), as amended, that was filed by the Company with the SEC on January 8, 2019 and declared effective by the SEC on January 11, 2018, and a related prospectus supplement.

The Common Warrants are exercisable at any time after the date of issuance at an exercise price of $0.45 per share and will expire on the fifth anniversary of the original issuance date. If at the time of exercise, there is no effective registration statement registering, or no current prospectus available for, the issuance of the shares of common stock underlying the Common Warrants, then the Common Warrant may be exercised through a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the Common Warrant. If on any date on or after May 2, 2019, the volume weighted average price of the Company’s common stock fails to exceed the exercise price of the Common Warrant in effect on such date, the Common Warrant may be exercised such that the holder will receive one common share for each warrant held.

The Pre-Funded Warrants are exercisable at any time after the date of issuance and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. As an alternative to payment in immediately available funds, the holder may elect to exercise the Pre-Funded Warrant through a cashless exercise.

In addition, the Company has also issued the Underwriter a warrant to purchase a maximum of 622,220 additional shares of common stock (equal to 4% of the Shares sold in the Offering plus the number of shares of common stock underlying the Pre-Funded Warrants) at an initial exercise price of $0.50 per share, with a term of five years (the “Underwriter’s Warrant”). The Underwriter’s Warrant contains demand and piggy-back registration rights. If at the time of exercise, there is no effective registration statement registering, or no current prospectus available for, the issuance of the shares of common stock underlying the Underwriter’s Warrant, then the Underwriter’s Warrant may be exercised through a cashless exercise.

The Company received net proceeds from the Offering of approximately $6 million, after deducting underwriting discounts and commissions and estimated Offering expenses, and assuming no exercise of the Underwriter’s option to purchase additional shares. The Company used the net proceeds from the Offering for the repayment of debt, working capital and other general corporate purposes.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

The Offering closed on April 2, 2019 and as of April 12, 2019 the Company had issued a total of 12,555,500 shares of its common stock, inclusive of shares issued pursuant to the exercise of a total of 9,700,000 Pre-Funded Warrants.

WDCO ATM Offering

Between January 1, 2019 and April 12, 2018, the Company had received net proceeds of $4,469,630 through the sale of 4,791,642 shares of the Company’s common stock through the WDCO ATM Offering. The offer and sale of the shares through the WDCO ATM Offering were made pursuant to the Company’s effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-222132) filed with the SEC on December 18, 2017, amended on January 8, 2018, and declared effective by the SEC on January 11, 2018, and a prospectus supplement related to the ATM Offering, dated October 15, 2018.

Series C Convertible Redeemable Preferred Stock

On February 27, 2019, the Company entered into a Securities Purchase Agreement with Ault & Company, Inc., a Delaware corporation and a stockholder of the Company (“Ault & Company”). Pursuant to the terms of the Agreement, Ault & Company will invest at its sole and absolute discretion up to $2,500,000 in the Company through the purchase of the Company’s Series C Convertible Redeemable Preferred Stock (“The Series C Preferred Stock”), during the period commencing on the Closing Date and ending on December 31, 2019. Each share of Series C Preferred Stock shall be purchased at $1,000 (the “Stated Value”) for up to a maximum issuance of 2,500 shares of Preferred Stock. Each share of Preferred Stock shall become convertible after the eighteen months from the date from the date of issuance into such number of fully paid and non-assessable shares of the Company’s common stock (“Common Stock”) for $2.40 per share, subject to adjustments (the “Conversion Price”). The Preferred Stock is mandatorily redeemable by the Company after five years from the date of issuance.

January 2019 Exchange Agreement

On January 23, 2019 the Company entered into an Exchange Agreement (the “January ’19 Exchange Agreement”) with an institutional investor pursuant to which the Company issued to the investor two new 8% promissory notes in the aggregate principal amount of $1,043,799 (the “New Notes”) the Secured Promissory Note issued by the Company to the investor on October 10, 2018 (the “October Note”) and that certain Secured Promissory Note issued by the Company to the investor on August 16, 2018, as amended on November 29, 2018 (the “November Note”, and together with the October Note, the “Old Notes”).

Pursuant to the January ’19 Exchange Agreement, the investor may elect to receive from the Company shares of Common Stock of the Company issued under the Company’s Registration Statement on Form S-3 (File No. 333-222132). Any Common Stock issued to the investor in accordance therewith shall reduce the outstanding sums due under the New Notes by an amount equal to the number of shares of Common Stock issued multiplied by the applicable issuance price. The number of shares of Common Stock issuable upon delivery of issuance notices by the investor to the Company shall be determined by dividing the amount of the New Note to be drawn down by the greater of $2.40 or 80% of the lowest daily VWAP in the three trading days prior to the acquisition of the Common Stock. In addition, in the event the investor’s proceeds from the sale of all Common Stock received by the investor pursuant to the terms of the February ’19 Exchange Agreement, do not equal at least 100% of the deemed payment of the outstanding principal balance of the New Note, the Company shall owe the difference to the investor in cash or through the delivery of free trading shares of Common Stock.

Subject to the conditions set forth in the Exchange Agreement, on or after April 15, 2019, unless the New Notes have been paid in full, the Investor may be issued a secured convertible promissory note (the “Convertible Note”) in exchange for the November Note.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

The Convertible Note, if issued, will be issued on or about April 15, 2019, with a maturity date of July 15, 2019, and will bear interest at 8% per annum payable by the Company to the Investor, in cash, within seven days of the end of each calendar quarter while the Convertible Note remains outstanding. The number of shares of Common Stock issuable upon conversion of the Convertible Note shall be determined by dividing the amount to be converted by the greater of $2.40 or 80% of the lowest daily VWAP in the three trading days prior to the conversion, subject to certain conditions. The Convertible Note contains standard and customary events of default including, but not limited to, failure to make payments when due under the Convertible Note, failure to comply with certain covenants contained in the Convertible Note, or bankruptcy or insolvency of the Company.

On February 11, 2019 and March 22, 2019, pursuant to the January ’19 Exchange Agreement, the Company issued to the investor 436,753 and 102,041 shares, respectively, of the Company’s common stock for an aggregate reduction in the note of $876,324, resulting in a remaining balance due of $171,883.

February 2019 Exchange Agreement

On February 20, 2019 the Company entered into an Exchange Agreement (the “February ’19 Exchange Agreement”) with an institutional investor pursuant to which the Company issued to the investor a new 8% promissory note in the principal amount of $433,884 (the “New Note”) in exchange for the Secured Promissory Note issued by the Company to the investor on August 16, 2018, as amended on November 29, 2018 (the “Old Note”).

Pursuant to the February ’19 Exchange Agreement, the investor may elect to receive from the Company shares of Common Stock of the Company issued under the Company’s Registration Statement on Form S-3 (File No. 333-222132). Any Common Stock issued to the investor in accordance therewith shall reduce the outstanding sums due under the New Note by an amount equal to the number of shares of Common Stock issued multiplied by the applicable issuance price. The number of shares of Common Stock issuable upon delivery of issuance notices by the investor to the Company shall be determined by dividing the amount of the New Note to be drawn down by the greater of $2.40 or 80% of the lowest daily VWAP in the three trading days prior to the acquisition of the Common Stock. In addition, in the event the investor’s proceeds from the sale of all Common Stock received by the investor pursuant to the terms of the February ’19 Exchange Agreement, do not equal at least 100% of the deemed payment of the outstanding principal balance of the New Note, the Company shall owe the difference to the investor in cash or through the delivery of free trading shares of Common Stock.

On March 18, 2019 and April 4, 2019, pursuant to the February ’19 Exchange Agreement, the Company issued to the investor 180,785 and 375,000 shares of the Company’s common stock for an aggregate reduction in the note of $250.062, resulting in a remaining balance due of $183,822.

Issuances of Common Stock for Services

Between January 7, 2019 and March 20, 2019, the Company issued an aggregate of 375,000 shares of its common stock as payment for services to its consultant. The shares were valued at $482,500, an average of $1.29 per share.

Short-term Promissory Notes

On December 28, 2018, Enertec entered into a $500,000 Secured Promissory Note (the “Enertec Note”), whereby Enertec agreed to pay interest in an amount of 10% per annum in cash to the investor, beginning on January 15, 2019, on a monthly basis, until the Enertec Note is paid in full. The maturity date of the Enertec Note shall be the earlier of June 15, 2019 or as otherwise provided in the terms of the Enertec Note. The proceeds from the Enertec Note were received in January 2019. The Enertec Note was paid from proceeds received in the Offering.

On December 28, 2018, Microphase entered into a $200,000 Secured Promissory Note (the “Microphase Note”), whereby Microphase agreed to pay interest in an amount of 10% per annum in cash to the investor, beginning on January 15, 2019, on a monthly basis, until the Microphase Note is paid in full. The maturity date of the Microphase Note shall be the earlier of March 31, 2019, or as otherwise provided in the terms of the Microphase Note. The Microphase Note was paid from proceeds received in the Offering.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

In connection with the Enertec Note and the Microphase Note, Milton C. Ault III provided a personal guarantee for the benefit of the investor.

Payment of related party receivable

During the years ended December 31, 2018 and 2017, the Company recognized $3,907,280 and $173,751 in revenues from MTIX, a related party, to manufacture the Multiplex Laser Surface Enhancement (“MLSE”) plasma-laser systems. On April 12, 2019, the Company received payment of $2,676,219 for manufacturing services performed on the first MLSE system.

