Form 10-Q
period 2019-03-31
DPW Holdings, Inc.
filed 2019-05-20
CIK 896493

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019

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

(949) 444-5464

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value	DPW	NYSE American

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

At May 17, 2019 the registrant had outstanding 37,735,115 shares of common stock.

DPW HOLDINGS, INC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Words such as “anticipates,” “expects,” “intends,” “goals,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “would,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on management's expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout this report and our Annual Report on Form 10-K for the year ended December 31, 2018, particularly the “Risk Factors” sections of such reports. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission that disclose risks and uncertainties that may affect our business. The forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of May 20, 2019. In addition, the forward-looking statements in this Form 10-Q are made as of the date of this filing, and we do not undertake, and expressly disclaims any duty, to update such statements, whether as a result of new information, new developments or otherwise, except to the extent that disclosure may be required by law.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,283,607	$902,329
Marketable equity securities	283,988	178,597
Accounts receivable	2,819,484	1,930,971
Accounts and other receivable, related party	3,915,075	3,887,654
Accrued revenue	1,535,704	1,353,411
Inventories, net	2,864,324	3,261,126
Prepaid expenses and other current assets	802,429	775,981
TOTAL CURRENT ASSETS	13,504,611	12,290,069

Intangible assets	4,252,454	4,359,798
Digital currencies	4,225	1,535
Goodwill	8,613,429	8,463,070
Property and equipment, net	8,605,306	9,313,299
Right-of-use assets	3,948,834	—
Investments - related party, net of original issue discount of $1,974,791
and $2,336,693, respectively	6,972,378	5,611,621
Investments in derivative instruments and common stock - related party	2,561,332	3,043,499
Investments in preferred stock of private company	480,000	480,000
Investment in limited partnership	1,969,000	1,969,000
Loans receivable	2,413,122	2,572,230
Other investments, related parties	855,000	862,500
Other assets	594,100	459,259
TOTAL ASSETS	$54,773,791	$49,425,880

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$15,776,556	$13,065,838
Accounts payable and accrued expenses, related party	60,224	57,752
Operating lease liability, current	856,475	—
Advances on future receipts	2,187,685	2,085,807
Short term advances	47,000	—
Short term advances, related party	127,961	73,761
Revolving credit facility	289,911	285,605
Notes payable, net	5,650,699	6,388,787
Notes payable, related party	166,925	166,925
Convertible notes payable	6,260,294	6,742,494
Other current liabilities	1,577,548	1,868,402
TOTAL CURRENT LIABILITIES	33,001,278	30,735,371

LONG TERM LIABILITIES
Operating lease liability, non-current	3,124,524	—
Notes payable	473,243	483,659
Notes payable, related parties	142,309	142,059

TOTAL LIABILITIES	36,741,354	31,361,089

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	March 31,	December 31,
	2019	2018
	(Unaudited)

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Series A Convertible Preferred Stock, $25.00 stated value per share,	1	1
$0.001 par value – 1,000,000 shares authorized; 1,504 and 1,434 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively (redemption amount and liquidation preference of $37,600 and $35,850 as of March 31, 2019 and December 31, 2018, respectively)
Series B Convertible Preferred Stock, $10 stated value per share,	125	125
share, $0.001 par value – 500,000 shares authorized; 125,000 shares issued and outstanding at March 31, 2019 and December 31, 2018 (liquidation preference of $1,250,000 at March 31, 2019 and December 31, 2018
Class A Common Stock, $0.001 par value – 500,000,000 shares authorized;	9,259	4,036
9,259,115 and 4,036,407 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively
Class B Common Stock, $0.001 par value – 25,000,000 shares authorized;	—	—
nil shares issued and outstanding at March 31, 2019 and December 31, 2018
Additional paid-in capital	84,894,620	77,643,609
Accumulated deficit	(62,270,464)	(55,721,115)
Accumulated other comprehensive loss	(4,609,346)	(3,902,523)
TOTAL DPW HOLDINGS STOCKHOLDERS' EQUITY	18,024,195	18,024,133
Non-controlling interest	8,242	40,658
TOTAL STOCKHOLDERS' EQUITY	18,032,437	18,064,791
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$54,773,791	$49,425,880

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018

Revenue	$5,551,651	$3,165,459
Revenue, cryptocurrency mining	28,804	237,496
Revenue, related party	—	1,792,892
Revenue, restaurant operations	1,173,499	—
Revenue, lending activities	185,089	—
Total revenue	6,939,043	5,195,847
Cost of revenue	5,118,313	3,802,709
Gross profit	1,820,730	1,393,138
Operating expenses
Engineering and product development	455,678	343,023
Selling and marketing	474,343	725,471
General and administrative	5,430,966	3,221,623
Change in fair value of marketable equity securities	116,042	—
Impairment (gain) loss on digital currency	(1,503)	71,316
Total operating expenses	6,475,526	4,361,433
Loss from operations	(4,654,796)	(2,968,295)
Interest expense	(1,262,614)	(3,132,116)
Loss on extinguishment of convertible debt	(807,784)	—
Loss before income taxes	(6,725,194)	(6,100,411)
Income tax benefit	14,168	4,458
Net loss	(6,711,026)	(6,095,953)
Less: Net loss attributable to non-controlling interest	32,416	35,431
Net loss attributable to DPW Holdings	(6,678,610)	(6,060,522)
Preferred dividends on Series A Preferred Stock	(1,869)	—
Net loss available to common stockholders	$(6,680,479)	$(6,060,522)
Basic and diluted net loss per common share	$(1.17)	$(3.33)
Basic and diluted weighted average common shares outstanding	5,695,740	1,819,598

Comprehensive Loss
Loss available to common stockholders	$(6,680,479)	$(6,060,522)
Other comprehensive income (loss)
Foreign currency translation adjustment	29,857	26,457
Net unrealized (loss) gain on securities available-for-sale	(736,680)	(4,741,114)
Other comprehensive income (loss)	(706,823)	(4,714,657)
Total Comprehensive loss	$(7,387,302)	$(10,775,179)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

Three Months Ended March 31, 2018

							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity

BALANCES, January 1, 2018	478,776	$479	1,511,115	$1,511	$36,916,659	$(23,414,151)	$4,503,046	$780,737	$18,788,281
Compensation expense due to stock
option issuances	—	—	—	—	232,854	—	—	—	232,854
Compensation expense due to warrant issuances	—	—	—	—	23,477	—	—	—	23,477
Issuance of common stock and warrants for cash	—	—	256,040	256	6,243,099	—	—	—	6,243,355
Issuance of common stock for services	—	—	84,152	84	3,033,212	—	—	—	3,033,296
Issuance of common stock for conversion
of debt	—	—	101,500	102	2,167,742	—	—	—	2,167,844
Issuance of common stock upon exercise
of stock options	—	—	3,000	3	97,797	—	—	—	97,800
Issuance of common stock upon exercise
of warrants	—	—	93,323	93	867,073	—	—	—	867,166
Issuance of common stock for conversion
of Series E preferred stock	(254,500)	(254)	25,450	26	(26)	—	—	—	—
Issuance of common stock in connection
with convertible notes	—	—	27,173	27	353,646	—	—	—	353,673
Beneficial conversion feature in connection
with convertible notes	—	—	—	—	288,573	—	—	—	288,573
Fair value of warrants issued in connection
with convertible notes	—	—	—	—	1,405,048	—	—	—	1,405,048
Cash for exchange fees and other financing costs	—	—			(858,671)	—	—	—	(858,671)
Comprehensive loss:
Net loss	—	—	—	—	—	(6,060,522)	—	—	(6,060,522)
Net unrealized gain on securities
available-for-sale, net of income taxes	—	—	—	—	—	—	(4,741,114)	—	(4,741,114)
Foreign currency translation adjustments	—	—	—	—	—	—	26,457	—	26,457
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(35,431)	(35,431)

BALANCES, March 31, 2018	224,276	$225	2,101,753	$2,102	$50,770,483	$(29,474,673)	$(211,611)	$745,306	$21,832,086

The above Condensed Consolidated Statement of Changes in Stockholders’ Equity reflects a 1 for 20 reverse stock split effective March 14, 2019, see Note 1 for further information.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

Three Months Ended March 31, 2019

							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity
BALANCES, January 1, 2019	126,434	$126	4,036,407	$4,036	$77,643,609	$(55,721,115)	$(3,902,523)	$40,658	$18,064,791
Compensation expense due to stock
option issuances	—	—	—	—	245,614	—	—	—	245,614
Issuance of common stock for cash	—	—	3,791,642	3,792	4,393,743	—	—	—	4,397,535
Issuance of common stock for services	—	—	375,000	375	252,644	—	—	—	253,019
Issuance of common stock for conversion
of debt	—	—	1,056,066	1,056	2,607,401	—	—	—	2,608,457
Issuance of Series A preferred stock for cash	70	—	—	—	1,750	—	—	—	1,750
Cash for exchange fees and other financing costs	—	—	—	—	(250,141)	—	—	—	(250,141)
Comprehensive loss:
Net loss	—		—	—	—	(6,678,610)	—	—	(6,678,610)
Preferred dividends	—	—	—	—	—	(1,869)	—	—	(1,869)
Net unrealized loss on derivatives
in related party	—	—	—	—	—	—	(736,680)	—	(736,680)
Foreign currency translation adjustments	—	—	—	—	—	131,130	29,857	—	160,987
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(32,416)	(32,416)

BALANCES, March 31, 2019	126,504	$126	9,259,115	$9,259	$84,894,620	$(62,270,464)	$(4,609,346)	$8,242	$18,032,437

The above Condensed Consolidated Statement of Changes in Stockholders’ Equity reflects a 1 for 20 reverse stock split effective March 14, 2019, see Note 1 for further information.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands

	For the Three Months Ended March 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(6,711,026)	$(6,095,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	799,023	115,147
Amortization	162,415	33,358
Amortization of right-of-use assets	32,165	—
Interest expense – debt discount	1,491,065	3,051,148
Accretion of original issue discount on notes receivable – related party	(612,309)	(485,031)
Accretion of original issue discount on notes receivable	(49,505)	—
Stock-based compensation	621,288	1,438,214
Realized losses on sale of digital currencies	654	—
Realized losses on sale of marketable equity securities	13,344	41,784
Unrealized gains on marketable equity securities	(105,391)	—
Unrealized losses on equity securities – related party	139,184	—
Unrealized losses on equity securities	699	—
Changes in operating assets and liabilities:
Accounts receivable	(824,120)	344,137
Accounts receivable, related party	(27,421)	(1,792,892)
Accrued revenue	(182,293)	—
Digital currencies	(30,307)	(166,180)
Inventories	453,775	(215,786)
Prepaid expenses and other current assets	(102,479)	604,485
Other assets	(155,616)	(380,714)
Accounts payable and accrued expenses	3,180,861	527,189
Accounts payable, related parties	2,472	11,022
Other current liabilities	(358,717)	10,946

Net cash used in operating activities	(2,262,239)	(2,959,126)
Cash flows from investing activities:
Purchase of property and equipment	(9,606)	(7,478,335)
Purchase of intangible asset	—	(3,025)
Investments – related party	(740,948)	(146,780)
Investments in derivative instruments and common stock - related party	(302,214)	(1,555,461)
Investments in marketable equity securities	—	(657,273)
Sales of marketable equity securities	286,656	430,375
Proceeds from loans to related parties	—	16,088
Investments in debt and equity securities	(205,125)	(370,500)

Net cash used in investing activities	$(971,237)	$(9,764,911)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

U.S. dollars in thousands

	For the Three Months Ended March 31,
	2019	2018

Cash flows from financing activities:
Gross proceeds from sales of common stock and warrants	$4,397,535	$6,243,355
Proceeds from issuance of Series A Convertible Preferred Stock	1,645	—
Financing cost in connection with sales of equity securities	(250,141)	(858,668)
Proceeds from stock option exercises	—	97,740
Proceeds from warrant exercises	—	867,166
Proceeds from convertible notes payable	—	1,000,000
Proceeds from notes payable	500,000	8,550,000
Proceeds from short-term advances – related party	54,200	50,000
Proceeds from short-term advances	47,000	762,000
Payments on short-term advances	—	(425,000)
Payments on notes payable	(228,749)	(5,246,875)
Payments on convertible notes payable	(809,253)	—
Proceeds from advances on future receipts	319,729	2,990,277
Payments on advances on future receipts	(313,221)	(1,916,523)
Payments of preferred dividends	(1,869)	—
Payments on revolving credit facilities, net	(7,375)	(220,815)

Net cash provided by financing activities	3,709,501	11,892,657

Effect of exchange rate changes on cash and cash equivalents	(94,747)	(16,753)
Net increase (decrease) in cash and cash equivalents	381,278	(848,133)
Cash and cash equivalents at beginning of period	902,329	1,478,147

Cash and cash equivalents at end of period	$1,283,607	$630,014

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$232,925	$100,000

Non-cash investing and financing activities:
Cancellation of convertible note payable into shares of common stock	$2,608,458	$2,167,844
Payment of accounts payable with digital currency	$26,963	$—
Issuance of common stock for prepaid services	$—	$1,924,339

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

MARCH 31, 2019

1. DESCRIPTION OF BUSINESS

DPW Holdings, Inc., a Delaware corporation (“DPW” or the “Company”), formerly known as Digital Power Corporation, was incorporated in September 2017. The Company is a diversified holding company owning subsidiaries engaged in the following operating businesses: commercial and defense solutions, commercial lending, cryptocurrency blockchain mining, advanced textile technology and restaurant operations. The Company’s wholly-owned subsidiaries are Coolisys Technologies, Inc. (“Coolisys”), Digital Power Limited (“DP Limited”), Enertec Systems 2001 Ltd (“Enertec”), Power-Plus Technical Distributors, LLC (“Power-Plus”), Digital Power Lending, LLC (“DP Lending”) and Digital Farms, Inc. (“Digital Farms”). The Company also has controlling interests in Microphase Corporation (“Microphase”) and I. AM, Inc. (“I.AM”). The Company has five reportable segments – North America with operations conducted by Microphase, Coolisys, Power-Plus and DP Lending, Europe with operations through DP Limited, Middle East with operations through Enertec, digital currency blockchain mining through Digital Farms and restaurant operations through I.AM.

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

2. LIQUIDITY, GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. As of March 31, 2019, the Company had cash and cash equivalents of $1,283,607, an accumulated deficit of $62,720,464 and a negative working capital of $19,496,667. The Company has incurred recurring losses and reported losses for the three months ended March 31, 2019 and 2018, totaled $6,711,026 and $6,095,953, respectively. In the past, the Company has financed its operations principally through issuances of convertible debt, promissory notes and equity securities. During 2019, the Company continued to successfully obtain additional equity and debt financing and in restructuring existing debt.

The Company expects to continue to incur losses for the foreseeable future and needs to raise additional capital to continue its business development initiatives and to support its working capital requirements. In March 2017, the Company was awarded a 3-year, $50 million purchase order by MTIX Ltd. (“MTIX”) to manufacture, install and service the Multiplex Laser Surface Enhancement (“MLSE”) plasma-laser system. Currently, the Company has subcontracted out a significant amount of these services to third parties. Although the manufacture of the $50 million of MLSE plasma-laser systems is expected to exceed four years, management continues to believe that the MLSE purchase order will be a source of revenue and generate significant cash flows for the Company. Additionally, on April 2, 2019, the Company received gross proceeds of approximately $7 million in a public offering of its securities (See Note 22). Management believes that the Company has access to capital resources through potential public or private issuances of debt or equity securities. However, if the Company is unable to raise additional capital, it may be required to curtail operations and take additional measures to reduce costs, including reducing its workforce, eliminating outside consultants and reducing legal fees to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

MARCH 31, 2019

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and do not include all the information and disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The Company has made estimates and judgments affecting the amounts reported in our condensed consolidated financial statements and the accompanying notes. The actual results experienced by the Company may differ materially from our estimates. The condensed consolidated financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on April 16, 2019. The condensed consolidated balance sheet as of December 31, 2018 was derived from the Company’s audited 2018 financial statements contained in the above referenced Form 10-K. Results of the three months ended March 31, 2019, are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.

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

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

MARCH 31, 2019

The Company’s disaggregated revenues consist of the following for the three months ended March 31, 2019:

	Three Months ended March 31, 2019
				Digital
	DPC	DPL	Enertec	Farms	I.AM	Total

Primary Geographical
Markets
North America	$2,546,837	$—	$—	$28,804	$1,173,499	$3,749,140
Europe	66,402	481,597	—	—	—	547,999
Middle East	—	—	2,312,902	—	—	2,312,902
Other	68,767	74,917	185,318	—	—	329,002
	$2,682,006	$556,514	$2,498,220	$28,804	$1,173,499	$6,939,043

Major Goods
RF/Microwave Filters	$652,559	$—	$—	$—	$—	$652,559
Detector logarithmic
video amplifiers	435,365	—	—	—	—	435,365
Power Supply Units	1,408,993	—	—	—	—	1,408,993
Power Supply Systems	—	556,514	—	—	—	556,514
Healthcare diagnostic systems	—	—	648,668	—	—	648,668
Defense systems	—	—	1,849,552	—	—	1,849,552
Digital Currency Mining	—	—	—	28,804	—	28,804
Restaurant operations	—	—	—	—	1,173,499	1,173,499
Lending activities	185,089	—	—	—	—	185,089
	$2,682,006	$556,514	$2,498,220	$28,804	$1,173,499	$6,939,043

Timing of Revenue
Recognition
Goods transferred at a
a point in time	$2,682,006	$419,613	$—	$28,804	$1,173,499	$4,303,922
Services transferred over time	—	136,901	2,498,220	—	—	2,635,121
	$2,682,006	$556,514	$2,498,220	$28,804	$1,173,499	$6,939,043

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

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

MARCH 31, 2019

Manufacturing Services

The Company provides manufacturing services in exchange primarily for fixed fees, however, the initial two MLSE units are subject to variable pricing under the $50 million purchase order from MTIX. Under the terms of the MLSE purchase order, the Company shall be entitled to cost plus $100,000 for the manufacture of the first two MLSE units. The Company has determined that the costs of manufacturing the MLSE units will decline over time because of a learning curve which will result in a greater amount of revenue being recognized for these initial two MLSE units.

For manufacturing services, which include revenues generated by Enertec and in certain instances revenues generated by DPL, the Company’s performance obligation for manufacturing services is satisfied over time as the Company creates or enhances an asset based on criteria that is unique to the customer and that the customer controls as the asset is created or enhanced. Generally, the Company recognizes revenue based upon proportional performance over time using a cost to cost method which measures progress based on the costs incurred to total expected costs in satisfying its performance obligation. This method provides a depiction of the progress in providing the manufacturing service because there is a direct relationship between the costs incurred by the Company and the transfer of the manufacturing service to the customer. Manufacturing services that are recognized based upon the proportional performance method are included in the above table as services transferred over time and to the extent the customer has not been invoiced for these revenues, as accrued revenue in the accompanying consolidated balance sheets. Revisions to the Company’s estimates may result in increases or decreases to revenues and income and are reflected in the consolidated financial statements in the periods in which they are first identified.

The Company has elected the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component to the extent that the period between when the Company transfers its promised good or service to the customer and when the customer pays is one year or less.

The aggregate amount of the transaction price allocated to the performance obligation that is partially unsatisfied as of March 31, 2019 for the MLSE units was approximately $48 million. The Company expects to recognize the remaining revenue related to the partially unsatisfied performance obligation over the next two and a half years. The Company will be paid in installments for this performance obligation over the next two and a half years.

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

Restaurant Operations

The Company records revenue from restaurant sales at the time of sale, net of discounts, coupons, employee meals and complimentary meals and gift cards. Restaurant cost of sales primarily includes the cost of good, beverages, and merchandise and disposable paper and plastic goods used in preparing and selling the Company’s menu items and exclude depreciation and amortization. Vendor allowances received in connection with the purchase of a vendor’s products are recognized as a reduction of the related food and beverage costs as earned.

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

MARCH 31, 2019

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

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial instruments (See Note 4 and Note 7) that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurement at March 31, 2019
	Total	Level 1	Level 2	Level 3
Investments in common stock and derivative instruments of AVLP – a related party	$2,385,082	$633,214	$—	$1,751,868
Investment in common stock of Alzamend – a related party	176,250	—	—	176,250
Investments in marketable equity securities	283,988	283,988	—	—
Investments in warrants of public companies	33,673	—	—	33,673
Total Investments	$2,878,993	$917,202	$—	$1,961,791

	Fair Value Measurement at December 31, 2018
	Total	Level 1	Level 2	Level 3
Investments in common stock and derivative instruments of AVLP – a related party	$3,043,499	$812,858	$—	$2,230,641
Investments in marketable securities	178,597	178,597	—	—
Investments in warrants of public companies	34,372	—	—	34,372
Total Investments	$3,256,468	$991,455	$—	$2,265,013

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

MARCH 31, 2019

We assess the inputs used to measure fair value using the three-tier hierarchy based on the extent to which inputs used in measuring fair value are observable in the market.

Leases

Effective January 1, 2019, the Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases. As of January 1, 2019, we only had operating leases. Operating leases are recognized in Operating lease right-of-use (“ROU”) assets, Operating lease liabilities, current, and Operating lease liabilities, non-current on our consolidated balance sheets. Lease assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. In certain of our lease agreements, we receive rent holidays and other incentives. We recognize lease costs on a straight-line basis over the lease term without regard to deferred payment terms, such as rent holidays, that defer the commencement date of required payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the life of the lease, without assuming renewal features, if any, are exercised. We do not separate lease and non-lease components for our leases.

The Company continues to account for leases in the prior period financial statements under ASC Topic 840.

Net Loss per Share

Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. Anti-dilutive securities, which are convertible into the Company’s Class A common stock, consist of the following at March 31, 2019 and 2018:

	March 31,
	2019	2018
Stock options	360,250	222,875
Warrants	936,381	323,743
Convertible notes	1,438,456	—
Conversion of preferred stock	89,286	83,856
Total	2,824,373	630,474

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

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

MARCH 31, 2019

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), in order to increase transparency and comparability among organizations by, among other provisions, recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous U.S. GAAP. For public companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. In transition, entities may also elect a package of practical expedients that must be applied in its entirety to all leases commencing before the adoption date, unless the lease is modified, and permits entities to not reassess (a) the existence of a lease, (b) lease classification or (c) determination of initial direct costs, as of the adoption date, which effectively allows entities to carryforward accounting conclusions under previous U.S. GAAP. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities an optional transition method to apply the guidance under Topic 842 as of the adoption date, rather than as of the earliest period presented. The Company adopted Topic 842 on January 1, 2019, using the optional transition method to apply the new guidance as of January 1, 2019, rather than as of the earliest period presented, and elected the package of practical expedients described above. Upon adoption the Company recognized cumulative operating lease liabilities and operating right-of-use assets of approximately $4.2 million which were reflected as non-cash items in the consolidated statement of cash flows.

In July 2017, the FASB issued ASU No. 2017-11, Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) (“ASU 2017-11”). ASU 2017-11 consists of two parts. The amendments in Part I of this update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common stockholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this update re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The amendments in Part II of this update do not require any transition guidance because those amendments do not have an accounting effect. The Company adopted this standard on January 1, 2019 and the adoption did not have a material impact on its consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, (“ASU 2018-07”). ASU 2018-07 simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under ASU 2018-07, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The changes take effect for public companies for fiscal years starting after December 15, 2018, including interim periods within that fiscal year. The Company adopted this standard on January 1, 2019 and the adoption did not have a material impact on its consolidated financial statements and related disclosures.

4. Marketable Equity Securities

Marketable securities in equity securities with readily determinable market prices consisted of the following as of March 31, 2019 and December 31, 2018:

	Marketable equity securities at March 31, 2019
		Gross unrealized	Gross realized
	Cost	gains (losses)	gains (losses)	Fair value
Common shares	$220,880	$63,108	$—	$283,988

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

MARCH 31, 2019

	Marketable equity securities at December 31, 2018
		Gross unrealized	Gross realized
	Cost	gains (losses)	gains (losses)	Fair value
Common shares	$220,880	($42,283)	$—	$178,597

The following table presents additional information about marketable equity securities:

Marketable Equity Securities
Balance at January 1, 2018	$1,834,570
Purchases of marketable equity securities	858,458
Sales of marketable equity securities	(2,188,292)
Realized losses on marketable equity securities	(175,405)
Unrealized gains on marketable equity securities	(150,734)
Balance at December 31, 2018	$178,597
Purchases of marketable equity securities	300,000
Sales of marketable equity securities	(286,656)
Realized losses on marketable equity securities	(13,344)
Unrealized gains on marketable equity securities	105,391
Balance at March 31, 2019	$283,988

At March 31, 2019 and December 31, 2018, the Company had invested in the marketable equity securities of certain publicly traded companies. During the three months ended March 31, 2019, unrealized gains of $105,391 were included in net income as a component of change in fair value of equity securities. During the three months ended March 31, 2018, the Company recorded an unrealized loss of $150,734 as accumulated other comprehensive income in the stockholder's equity section of the Company’s consolidated balance sheet and as a change in unrealized gains and losses on marketable equity securities in the Company’s consolidated statements of comprehensive income (loss). The Company’s investment in marketable equity securities will be revalued on each balance sheet date.  The fair value of the Company’s holdings in marketable equity securities at March 31, 2019 and December 31, 2018 is a Level 1 measurement based on quoted prices in an active market.

At March 31, 2019 and December 31, 2018, the Company also held an investment in preferred stock of a private company and an investment in a limited partnership. These investments do not have readily determinable fair values and have been measured at cost less impairment, if any, and adjusted for observable price changes for identical or similar investments of the issuer.

5. PROPERTY AND EQUIPMENT, NET

At March 31, 2019 and December 31, 2018 property and equipment consist of:

	March 31,	December 31,
	2019	2018
Cryptocurrency machines and related equipment	$9,198,928	$9,168,928
Computer, software and related equipment	2,476,156	2,495,470
Restaurant equipment	757,029	752,103
Office furniture and equipment	359,937	287,583
Leasehold improvements	1,304,302	1,274,865
	14,096,352	13,978,949
Accumulated depreciation and amortization	(5,491,046)	(4,665,650)
Property and equipment, net	$8,605,306	$9,313,299

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

MARCH 31, 2019

For the three months ended March 31, 2019 and 2018, depreciation expense amounted to $799,023 and $115,147, respectively.

6. INTANGIBLE ASSETS, NET

At March 31, 2019 and December 31, 2018 intangible assets consist of:

	March 31,	December 31,
	2019	2018
Trade name and trademark	$1,562,332	$1,562,332
Customer list	2,434,448	2,388,139
Non-competition agreements	150,000	150,000
Domain name and other intangible assets	782,381	762,807
	4,929,161	4,863,278
Accumulated depreciation and amortization	(676,707)	(503,480)
Intangible assets, net	$4,252,454	$4,359,798

The Company’s trade names and trademarks were determined to have an indefinite life. The remaining definite lived intangible assets are primarily being amortized on a straight-line basis over their estimated useful lives. Amortization expense was $162,415 and $33,358 for the three months ended March 31, 2019 and 2018, respectively.

7. INVESTMENTS – RELATED PARTIES

Investments in AVLP and Alzamend at March 31, 2019 and December 31, 2018, are comprised of the following:

	March 31,	December 31,
	2019	2018
Investment in convertible promissory note of AVLP	$7,732,660	$6,943,997
Accrued interest in convertible promissory note of AVLP	1,214,509	1,004,317
Total investment in convertible promissory note of AVLP – Gross	8,947,169	7,948,314
Less: original issue discount	(1,974,791)	(2,336,693)
Total investment in convertible promissory note of AVLP	$6,972,378	$5,611,621

Investment in derivative instruments of AVLP	1,751,868	2,230,641
Investment in common stock of AVLP	633,214	812,858
Investment in common stock of Alzamend	176,250	—
Investment in derivative instruments and common stock of AVLP and Alzamend	$2,561,332	$3,043,499

Total investment in AVLP and Alzamend – Net	$9,533,710	$8,655,120

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

MARCH 31, 2019

The following table summarizes the changes in our investments in AVLP and Alzamend during the three months ended March 31, 2019:

	Investment in
	warrants and	Investment in	Total
	common stock	convertible	investment
	of AVLP and	promissory	in AVLP and
	Alzamend	note of AVLP	Alzamend – Net
Balance at January 1, 2019	$3,043,499	$5,611,621	$8,655,120
Investment in convertible promissory notes of AVLP	—	530,756	530,756
Investment in common stock of AVLP and Alzamend	135,790	—	135,790
Fair value of derivative instruments issued by AVLP	257,907	—	257,907
Unrealized loss in derivative instruments of AVLP	(736,680)	—	(736,680)
Unrealized loss in common stock of AVLP and Alzamend	(139,184)	—	(139,184)
Accretion of discount	—	619,809	619,809
Accrued Interest	—	210,192	210,192
Balance at March 31, 2019	$2,561,332	$6,972,378	$9,533,710

The Company’s investments in AVLP, a related party controlled by Philou Ventures, LLC, or Philou, a significant stockholder of the Company, consist of convertible promissory notes, derivative instruments and shares of common stock of AVLP. At March 31, 2019, the Company has provided loans to AVLP in the principal amount $7,732,660 and, in addition to the 12% convertible promissory notes, AVLP has issued to the Company warrants to purchase 15,465,320 shares of AVLP common stock. The warrants entitle the Company to purchase up to 15,465,320 shares of AVLP common stock at an exercise price of $0.50 per share for a period of five years. The warrants were determined by the issuer to be financial derivative instruments. At March 31, 2019 and December 31, 2018, the Company recorded an unrealized loss on its investment in warrants of AVLP of $3,150,061 and $2,413,381, respectively, representing the difference between the cost basis and the estimated fair value of the warrants in the Company’s accumulated other comprehensive income in the stockholder's equity section of the Company’s consolidated balance sheet. During the three months ended March 31, 2019 and 2018, the Company recognized, in other comprehensive loss, net unrealized loss on derivative securities of related party of $736,680 and $4,273,014, respectively. The Company’s investment in AVLP will be revalued on each balance sheet date. The fair value of the Company’s holdings in the AVLP warrants was estimated using the Black-Scholes option-pricing method. The risk-free rate, which ranged between 2.22% and 2.77%, was derived from the U.S. Treasury yield curve, matching the term of our investment, in effect at the measurement date. The volatility factor which ranged between 68.7% and 82.8% was determined based on historical stock prices for similar technology companies with market capitalizations under $100 million. The warrant valuation is a Level 3 measurement.

In accordance with ASC No. 310, Receivables (“ASC 310”), the Company accounts for its convertible promissory notes in AVLP at amortized cost, which represents the amount at which the convertible promissory notes were acquired, adjusted for accrued interest and accretion of original issue discount and discount attributed to the fair value of the 15,465,320 warrants that the Company received in conjunction with its investment. Interest is accreted using the effective interest method. The Company records interest on an accrual basis and recognizes it as earned in accordance with the contractual terms of the convertible promissory notes, to the extent that such amounts are expected to be collected. An aggregate of $5,029,211 of original issue discount and discount attributed to the fair value of the warrants is being amortized as interest income through the maturity date. During the three months ended March 31, 2019 and 2018, the Company recorded $619,809 and $490,031, respectively, of interest income for the discount accretion. During the three months ended March 31, 2019 and 2018, the Company recorded contractual interest receivable attributed to the AVLP Notes and AVLP Loan Agreement of $210,191 and $143,682, respectively.

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

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

MARCH 31, 2019

During the three months ended March 31, 2019 and the year ended December 31, 2018, the Company also acquired in the open market 71,000 shares of AVLP common stock for $41,790 and 430,942 shares of AVLP common stock for $417,169, respectively. At March 31, 2019, the closing market price of AVLP’s common stock was $0.65, a decline from $0.90 at December 31, 2018. The Company has determined that its investment in AVLP marketable equity securities are accounted for pursuant to the fair value method and based upon the closing market price of AVLP common stock at March 31, 2019, the Company’s investment in AVLP common stock had an unrealized loss of $102,104.

8. OTHER INVESTMENTS, RELATED PARTIES

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

During December 2017, the Company issued 30,000 shares of its common stock to WT Johnson & Sons upon the conversion of Note A and WT Johnson subsequently sold the 30,000 shares. The proceeds from the sale of shares of common stock received upon the conversion of Note A were sufficient to satisfy the entire $2,267,766 obligation as well as an additional $400,500 of value added tax due to WT Johnson. Concurrent with entering into the exchange agreement, the Company received a promissory note in the amount of $2,668,266 from MTIX and cancelled Note B. At March 31, 2019 and December 31, 2018, the Company has valued the note receivable at $600,000, the carrying amount of Note A. The Company will recognize the remainder of the amount due from MTIX upon payment of the promissory note by MTIX.

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

Under the Tenancy In Common Agreement, Coolisys and its executive officers shall have the exclusive rights to use the Property for the Company and its affiliates’ business operations. The Property shall be managed by Ms. Kohn. Further, pursuant to the Tenancy In Common Agreement, for each completed calendar month of employment of Mr. Kohn by the Company, Ms. Kohn shall have the right to purchase a portion of the Company’s interest in the Property. Such right shall fully vest at the end of five years of continuous employment and the Trustee shall have the right to purchase the Company’s 28% interest in the Property for a nominal value. The Company will amortize its $300,000 investment over ten years, subject to a cliff vesting after five years. During the three months ended March 31, 2019 and 2018, the Company recognized $7,500 in amortization expense. If Mr. Kohn is not employed by the Company, the Company shall have the right to demand that Ms. Kohn purchase the Company’s remaining interest in the Property that was not subject to vesting for the fair market value of such unvested Property interest.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

MARCH 31, 2019

9. ACQUISITIONS

The following pro forma data for the three months ended March 31, 2018 summarizes the results of operations for the period indicated as if the Enertec acquisition, which closed on May 23, 2018 had been completed as of the beginning of the period presented. The pro forma data gives effect to actual operating results prior to the acquisition. These pro forma amounts do not purport to be indicative of the results that would have been obtained if the acquisition occurred as of the beginning of the period presented or that may be obtained in future periods:

For the Three
Months Ended
March 31, 2018
Total Revenue	$7,774,229
Net loss	$(6,136,615)
Less: Net loss attributable
to non-controlling interest	35,431
Loss available to common shareholders	$(6,101,184)
Basic and diluted net loss per common share	$(3.35)
Basic and diluted weighted average
common shares outstanding	1,819,598
Comprehensive Loss
Loss available to common shareholders	$(6,101,184)
Other comprehensive income (loss)
Change in net foreign currency
translation adjustments	26,457
Net unrealized loss on derivative
securities of related party	(4,741,114)
Other comprehensive income (loss)	(4,714,657)
Total Comprehensive loss	$(10,815,841)

10. STOCK-BASED COMPENSATION

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

Options granted under the Plans have an exercise price equal to or greater than the fair value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant. Typically, options granted generally become fully vested after four years. Any options that are forfeited or cancelled before expiration become available for future grants. The options expire between 5 and 10 years from the date of grant. Restricted stock awards granted under the Plans are subject to a vesting period determined at the date of grant. As of March 31, 2019, an aggregate of 520,539 of the Company's options are still available for future grant.

During the three months ended March 31, 2019, the Company did not grant any options. During the three months ended March 31, 2018, the Company did not grant any options from the Plans; however, the Company did grant 38,750 options to its employees outside of the Plans. These options become fully vested after four years. The Company estimated the grant date fair value of options granted utilizing the Black-Scholes option pricing model during the three months ended March 31, 2018 was $1,480,195 which is being recognized as stock-based compensation expense over the requisite four-year service period. During the three months ended March 31, 2019 and 2018, the Company also issued 375,000 and 64,153, respectively, shares of common stock to its consultants and service providers. The Company estimated the grant date fair value of these shares of common stock was $253,019 and $2,457,102, respectively, which was determined from the closing price of the Company’s common stock on the date of issuance.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

MARCH 31, 2019

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

During the three months ended March 31, 2018, the Company estimated the fair value of stock options granted using the Black-Scholes option pricing model with the following weighted average assumptions:

Three Months Ended
March 31, 2018
Weighted average risk-free interest rate	2.41% — 2.43%
Weighted average life (in years)	5.0
Volatility	124.7%
Expected dividend yield	0%
Weighted average grant-date fair value per share of options granted	$38.20

The options outstanding as of March 31, 2019, have been classified by exercise price, as follows:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$12.00 - $14.00	149,000	7.27	$13.44	96,751	$13.31
$26.40 - $27.60	8,500	8.28	$27.46	3,500	$27.26
$30.20 - $33.80	2,875	3.33	$32.67	2,875	$32.67
$12.00 - $33.80	160,375	7.25	$14.53	103,126	$14.32

Issuances outside of Plans
$16.00 - $46.40	199,875	7.15	$26.09	47,121	$28.87

Total Options
$12.00 - 46.40	360,250	7.20	$20.94	150,247	$18.88

The total stock-based compensation expense related to stock options and stock awards issued pursuant to the Plans to the Company’s employees, consultants and directors, included in reported net loss for the three months ended March 31, 2019 and 2018, is comprised as follows:

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

MARCH 31, 2019

	Three Months Ended
	March 31, 2019	March 31, 2018
Cost of revenues	$-	$4,874
Engineering and product development	-	13,650
Selling and marketing	-	11,922
General and administrative	162,326	664,165
Stock-based compensation from Plans	$162,326	$694,611
Stock-based compensation from issuances outside of Plans	458,962	743,603
Total Stock-based compensation	$621,288	$1,438,214

The combination of stock-based compensation of $162,326 from the issuances of equity-based awards pursuant to the Plans and stock-based compensation attributed to stock awards of $253,019 and options of $205,943, which were issued outside of the Plans, resulted in aggregate stock-based compensation of $621,288 during the three months ended March 31, 2019. During the three months ended March 31, 2018, stock-based compensation was comprised of $694,611 from the issuances of equity-based awards pursuant to the Plans and stock-based compensation attributed to stock awards of $576,194 and warrants and options of $167,409, which were issued outside of the Plans, resulted in aggregate stock-based compensation of $1,438,214.

A summary of option activity under the Company's stock option plans as of March 31, 2019, and changes during the three months ended are as follows:

		Outstanding Options
				Weighted
			Weighted	Average
	Shares		Average	Remaining	Aggregate
	Available	Number	Exercise	Contractual	Intrinsic
	for Grant	of Shares	Price	Life (years)	Value
January 1, 2019	507,789	173,125	$14.41	7.52	$0
Forfeited	12,750	(12,750)	$12.89
March 31, 2019	520,539	160,375	$14.53	7.25	$0

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on March 31, 2019 of $0.29 and the exercise price, multiplied by the number of in-the-money-options).

As of March 31, 2019, there was $403,373 of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted average period of 2.4 years.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

MARCH 31, 2019

11. WARRANTS

During the three months ended March 31, 2019, the Company did not issue any warrants. The following table summarizes information about common stock warrants outstanding at March 31, 2019:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$0.20	15,873	7.59	$0.20	15,873	$0.20
$11.00	14,182	3.61	$11.00	14,182	$11.00
$12.00	3,750	4.09	$12.00	3,750	$12.00
$13.20	7,407	3.59	$13.20	7,407	$13.20
$14.00	106,286	3.62	$14.00	106,286	$14.00
$15.00	6,795	3.13	$15.00	6,795	$15.00
$16.00	24,083	1.45	$16.00	24,083	$16.00
$17.40	86,207	4.12	$17.40	86,207	$17.40
$18.80	384,589	4.13	$18.80	384,589	$18.80
$20.00	14,000	3.70	$20.00	14,000	$20.00
$22.00	37,974	2.43	$22.00	37,974	$22.00
$23.00	85,000	3.99	$23.00	85,000	$23.00
$26.00	49,679	4.04	$26.00	49,679	$26.00
$27.00	55,556	4.12	$27.00	55,556	$27.00
$44.00	31,250	3.82	$44.00	31,250	$44.00
$45.00	5,625	3.82	$45.00	5,625	$45.00
$50.00	8,125	3.82	$50.00	8,125	$50.00
$0.20 - $50.00	936,381	3.93	$20.19	936,381	$20.19

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

The Company utilized the Black-Scholes option pricing model and the assumptions used during the three months ended March 31, 2018:

2018
Weighted average risk-free interest rate	2.41% — 2.61%
Weighted average life (in years)	4.0
Volatility	124.8% — 138.4%
Expected dividend yield	0%
Weighted average grant-date fair value per share of warrants granted	$23.20

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

MARCH 31, 2019

12. OTHER CURRENT LIABILITIES

At March 31, 2019 and December 31, 2018 other current liabilities consist of:

	March 31,	December 31,
	2019	2018
Accrued payroll and payroll taxes	$1,274,875	$1,497,470
Other accrued expenses	302,673	370,932
	$1,577,548	$1,868,402

13. LEASES

We have operating leases for office space and restaurant locations. Our leases have remaining lease terms of 3 months to 9 years, some of which may include options to extend the leases perpetually, and some of which may include options to terminate the leases within 1 year.

The following table provides a summary of leases by balance sheet location as of March 31, 2019:

March 31, 2019
Operating right-of-use assets	$3,948,834
Operating lease liability - current	856,475
Operating lease liability - non-current	3,124,524

The components of lease expenses for the three months ended March 31, 2019 were as follows:

Three
Months Ended
March 31, 2019
Operating lease cost	$386,134
Short-term lease cost	-
Variable lease cost	-

The following tables provides a summary of other information related to leases for the three months ended March 31, 2019:

March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$355,070
Right-of-use assets obtained in exchange for new operating lease liabilities	$-
Weighted-average remaining lease term - operating leases	5.76 years
Weighted-average discount rate - operating leases	10%

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

MARCH 31, 2019

Maturity of lease liabilities under our non-cancellable operating leases as of March 31, 2019, are as follows:

Payments due by period
2019 (Remainder)	$936,849
2020	1,039,687
2021	779,008
2022	501,411
2023	514,895
Thereafter	1,582,121
Total lease payments	5,353,971
Less interest	(1,372,972)
Present value of lease liabilities	$3,980,999

Information for our leases for the year ended December 31, 2018 under ASC Topic 840, Leases, follows for comparative purposes.

Minimum future payments under all operating leases as of December 31, 2018, were as follows:

Payments due by period
2019	$1,291,919
2020	1,039,687
2021	779,008
2022	501,411
2023	514,895
Thereafter	1,582,121
Total lease payments	$5,709,041

14. ADVANCES ON FUTURE RECEIPTS

During the three months ended March 31, 2019, the Company received funding as a result of entering into three Agreements for the Purchase and Sale of Future Receipts (collectively, the “Agreements on Future Receipts”). The Company sold in the aggregate $568,123 in future receipts of the Company for $395,095. During 2019, the Company had repaid $388,587. The Company recorded a discount in the amount of $173,028 in connection with these three agreements, based upon the difference between the amount of future receipts sold and the actual proceeds received by the Company. During the three months ended March 31, 2019 and 2018, non-cash interest expense of $95,371 and $996,297, respectively, was recorded from the amortization of debt discounts.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

MARCH 31, 2019

15. NOTES PAYABLE

Notes Payable at March 31, 2019 and December 31, 2018, are comprised of the following.

	March 31,	December 31,
	2019	2018
12% short-term promissory note	$1,000,000	$1,000,000
Other short-term notes payable	853,379	1,033,553
12% September 2018 short-term promissory note	743,847	789,473
8% short-term promissory notes	636,300	1,272,600
October 2018 short-term promissory note	—	565,000
Enertec short-term promissory note	500,000	—
Notes payable to Wells Fargo	291,913	291,988
Note payable to Dept. of Economic and Community Development	250,071	260,169
Microphase short-term promissory note	200,000	200,000
Note payable to Power-Plus Member	13,250	13,250
Note payable to People's United Bank	17,082	18,589
Short term bank credit	1,636,182	1,586,864
Total notes payable	6,142,024	7,031,486
Less:
Unamortized debt discounts	(18,082)	(151,499)
Unamortized financing cost	—	(7,541)
Total notes payable, net of financing cost	$6,123,942	$6,872,446
Less: current portion	(5,650,699)	(6,388,787)
Notes payable – long-term portion	$473,243	$483,659

January Exchange Agreement

On August 16, 2018, as amended on November 29, 2018, the Company entered into a securities purchase agreement with four institutional investors providing for the issuance of 8% promissory notes, each in the principal amount of $318,150, for an aggregate principal face amount of $1,272,600, due February 15, 2019 (individually the “8% Short-Term Promissory Note” and collectively the “8% Short-Term Promissory Notes”).

On January 23, 2019 the Company entered into an Exchange Agreement (the “January Exchange Agreement”) with one of the institutional investors pursuant to which the Company issued to the investor two new 8% promissory notes in the aggregate principal amount of $1,043,799 (the “New Notes”) in exchange for one of the 8% Short-Term Promissory Notes and the October short-term promissory note in the principal amount of $565,000.

Pursuant to the January Exchange Agreement, the investor received 436,753 shares of common stock of the Company issued under the Company’s Registration Statement on Form S-3 (File No. 333-222132) in satisfaction of the New Notes. Further, since the investor’s proceeds from the sale of all 436,753 shares of common stock received were not equal to the outstanding principal balance of the New Notes, the Company was required to pay to the investor the difference, which amounted to $244,898, in cash or through the delivery of free trading shares of common stock. The Company recognized additional interest expense for the difference of $244,898. On March 19, 2019, the Company issued to the investor an additional 102,041 shares of the Company’s common stock, with a value of $73,016, in partial satisfaction of the liability, resulting in a remaining balance due of $171,882.

February 2019 Exchange Agreement

On February 20, 2019 the Company entered into an Exchange Agreement (the “February Exchange Agreement”) with another one of the institutional investors pursuant to which the Company issued to the investor a new 8% promissory note in the principal amount of $433,884 (the “New Note”) in exchange for the 8% Short-Term Promissory Note (the “Old Note”).

Pursuant to the February ’19 Exchange Agreement, the investor received 180,785 shares of common stock of the Company issued under the Company’s Registration Statement on Form S-3 (File No. 333-222132) in satisfaction of the New Note. Further, since the investor’s proceeds from the sale of all 180,785 shares of common stock received were not equal to the outstanding principal balance of the New Note, the Company is required to pay the difference, which amounted to $289,954, to the investor in cash or through the delivery of free trading shares of common stock. The Company recognized additional interest expense for the difference of $289,954. On April 4, 2019, the Company issued to the investor an additional 375,000 shares of the Company’s common stock, with a value of $108,523, in partial satisfaction of the liability, resulting in a remaining balance due of $183,822.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

MARCH 31, 2019

Enertec Short-Term Promissory Note

On December 28, 2018, Enertec entered into a $500,000 secured promissory note (the “Enertec Short-Term Promissory Note”) whereby Enertec agreed to pay interest in an amount of 10% per annum in cash to the investor, until the Enertec Short-Term Promissory Note is paid in full. The proceeds from the Enertec Short-Term Promissory Note were received in January 2019 and repaid on April 2, 2019. In connection with the Enertec Short-Term Promissory Note, Milton C. Ault III provided a personal guarantee for the benefit of the investor.

16. NOTES PAYABLE – RELATED PARTIES

Notes Payable – Related parties at March 31, 2019 and December 31, 2018, are comprised of the following.

	March 31,	December 31,
	2019	2018
Notes payable to Microphase former officers and employees	$309,234	$308,984
Total notes payable	309,234	308,984
Less: current portion	(166,925)	(166,925)
Notes payable – long-term portion	$142,309	$142,059

17. CONVERTIBLE NOTES

Convertible Notes Payable at March 31, 2019 and December 31, 2018, are comprised of the following.

	March 31,	December 31,
	2019	2018
10% Convertible secured notes	$6,260,294	$7,997,126
Less:
Unamortized debt discounts	—	(1,189,276)
Unamortized financing cost	—	(65,356)
Total convertible notes payable, net of financing cost	$6,260,294	$6,742,494

On May 15, 2018, the Company entered into a securities purchase agreement to sell a 10% convertible note (the “10% Convertible Note”) in the principal amount of $6,000,000. On July 2, 2018 and August 31, 2018, the Company entered into securities purchase agreements with the institutional investor providing for the issuance of a second 10% convertible note with a principal face amount of $1,000,000 (the “Second 10% Convertible Note”) and a third 10% convertible note with a principal face amount of $2,000,000 (the “Third 10% Convertible Note” and with the Second 10% Convertible Note, the “Additional 10% Convertible Notes”), respectively.

On January 9, 2019, the 10% Convertible Note was amended revising the amortization schedule such that the conversion price on eleven monthly amortization payments in the principal amount $309,193 each, at the request of the holder, shall be satisfied by the issuance of shares of the Company’s common stock. The conversion price on these monthly amortization payments was reduced from $8.00 per share of common stock to a price equal to the greater of (i) $2.40 per share (the closing price of the Company’s common stock on January 9, 2019) or (ii) 80% of the lowest daily VWAP in the three days prior to the date of issuance, but not to exceed $8.00 per share. Further, the Company shall have the right to pay the monthly amortization payment in cash within 72 hours by advising the investor within two hours of receipt of any conversion notice. The amendment to the embedded conversion option of the 10% Convertible Note caused a material change in the fair value of the embedded conversion options and resulted in a loss on extinguishment of $807,784.

Between January 4, 2019 and February 21, 2019, the Company issued to the investor 336,487 shares of its common stock upon the conversion of $1,053,351 in principal and accrued interest. The investor received $660,337 from the sale of these shares of common stock. In accordance with the January 9, 2019 amendment, the Company is required to pay the difference between the conversion amount and the proceeds received from the subsequent sale of the shares by the investor, which amounted to $393,014. The Company recognized additional interest expense in the amount of $393,014.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

MARCH 31, 2019

On April 2, 2019, the Company repaid principal of $3,000,000 and accrued interest of $1,125,000 on the Additional 10% Convertible Notes and made a payment of $353,308 towards the 10% Convertible Note.

18. COMMITMENTS AND CONTINGENCIES

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

The Complaint alleges violations of state law and breaches of fiduciary duty, unjust enrichment and gross mismanagement by the individual defendants as, in the view of the plaintiffs, the Company has entered into poorly advised loan transactions and related party transactions. The Company and the individual defendants believe that these claims are without merit and intend to vigorously defend themselves. The Company and the individual defendants moved to dismiss the Complaint and on February 25, 2019, the Court granted the motion to dismiss but granted plaintiffs leave to amend their Complaint.  On March 11, 2019, plaintiffs filed their amended complaint asserting violations of breaches of fiduciary duties and unjust enrichment claims based on the previously pled transactions. On March 25, 2019, the Company and the individual defendants filed a motion to dismiss the amended complaint.  On May 6, 2019, the Motion to Dismiss was fully submitted to the Court without oral argument. The Motion is now pending before the Court.

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

MARCH 31, 2019

19. STOCKHOLDERS’ EQUITY

Amendments to Certificate of Incorporation

On January 3, 2019, the Company filed a certificate of amendment (the “Certificate of Amendment”) to its Certificate of Incorporation, with the Secretary of State of the State of Delaware, to effectuate an increase to the number of authorized shares of common stock of the Company. Pursuant to the Certificate of Amendment, the Company increased the number of authorized shares of its Class A common stock to 500,000,000 from 200,000,000 (the “Authorized Increase”). The number of authorized shares of the Company’s Class B common stock remains at 25,000,000 and the number of authorized shares of the Company’s preferred stock remains at 25,000,000. As a result of the increase of authorized shares of the Company’s Class A common stock, the aggregate number of the Company’s authorized shares is 550,000,000. The Authorized Increase was approved by the Company’s board of directors as of December 28, 2018 and approved by a vote of the stockholders of the Company at the December 28, 2018 Annual Meeting of Stockholders. The Certificate of Amendment became effective upon filing with the State of Delaware on January 3, 2019.

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

Preferred Stock

The Company is authorized to issue 25,000,000 shares of Preferred Stock $0.001 par value. The Board of Directors has designated 1,000,000 shares as Series A Convertible Preferred Stock (the “Series A Preferred Stock”), 500,000 shares as Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and 2,500 shares as Series C Convertible Redeemable Preferred Stock (the “Series C Preferred Stock”). The rights, preferences, privileges and restrictions on the remaining authorized 23,497,500 shares of Preferred Stock have not been determined. The Company’s Board of Directors is authorized to create a new series of preferred shares and determine the number of shares, as well as the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred shares. As of March 31, 2019, there were 1,434 shares of Series A Preferred Stock, 125,000 shares of Series B Preferred Stock and no other shares of Preferred Stock issued or outstanding.

On February 27, 2019, the Company filed a Certificate of Designations of Rights and Preferences of Series C Convertible Redeemable Preferred Stock to its Certificate of Incorporation, as amended on January 2, 2019, with the Secretary of State of the State of Delaware to establish the preferences, limitations and relative rights of the Series C Convertible Redeemable Preferred Stock. The holders of Series C Preferred Stock shall not be entitled to receive dividends. Unless previously converted into shares of common stock, any shares of Series C Preferred Stock issued and outstanding sixty (60) months from their date of issuance (the “Redemption Date”), shall be mandatorily redeemed and repurchased by the Company at the stated value. In addition, upon the voluntary or involuntary liquidation, dissolution or winding up of the Company’s affairs, then, before any distribution or payment shall be made to the holders of any common stock or any other class or series of junior stock, the holders of the Series C Preferred Stock shall be entitled to receive out of the Company’s assets legally available for distribution to stockholders, liquidating distributions in the amount of the liquidation preference, or $1,000 per share

Holders of the Series C Preferred Stock shall be entitled to vote with holders of outstanding shares of common stock, voting together as a single class, with respect to any and all matters presented to the stockholders of the Company for their action or consideration. The Series C Preferred Stock shall be voted on an “as converted” basis together with the common stock, subject to the provisions of the Delaware General Corporation Law.

On February 27, 2019, the Company entered into a Securities Purchase Agreement with Ault & Company, Inc., a Delaware corporation and a stockholder of the Company (“Ault & Company”). Pursuant to the terms of the Agreement, Ault & Company will invest at its sole and absolute discretion up to $2,500,000 in the Company through the purchase of the Company’s Series C Preferred Stock, during the period commencing on the Closing Date and ending on December 31, 2019. Each share of Series C Preferred Stock shall be purchased at $1,000 (the “Stated Value”) for up to a maximum issuance of 2,500 shares of Series C Preferred Stock. Each share of Series C Preferred Stock shall become convertible after the eighteen months from the date from the date of issuance into such number of fully paid and non-assessable shares of the Company’s common stock (“Common Stock”) for $2.40 per share, subject to adjustments (the “Conversion Price”). The Preferred Stock is mandatorily redeemable by the Company after five years from the date of issuance.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

MARCH 31, 2019

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

2018 Issuances

Issuance of Common Stock pursuant to the At the Market Offering

On October 10, 2018, the Company entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with Wilson-Davis & Co., Inc., as sales agent (the “Agent”) to sell shares of its common stock, having an aggregate offering price of up to $25,000,000 (the “Shares”) from time to time, through an “at the market offering” program (the “WDCO ATM Offering”). During the three months ended March 31, 2019, the Company had received gross proceeds of $4,397,535 through the sale of 3,791,642 shares of the Company’s common stock through the WDCO ATM Offering. The offer and sale of the shares through the WDCO ATM Offering were made pursuant to our then effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-222132) filed with the SEC on December 18, 2017, amended on January 8, 2018, and declared effective by the SEC on January 11, 2018, and a prospectus supplement related to the WDCO ATM Offering, dated October 15, 2018.

Issuance of Common Stock for Services

During the three months ended March 31, 2019, the Company issued to its consultants a total 375,000 shares of its common stock with an aggregate value of $253,019, an average of $0.67 per share for services rendered.

Issuance of common stock for conversion of debt

During the three months ended March 31, 2019, principal and accrued interest of $2,128,878 and $651,462, respectively, on the Company’s debt securities was satisfied through the issuance of 1,056,066 shares of the Company’s common stock.

20. RELATED PARTY TRANSACTIONS

a.	The Company and AVLP entered into a Loan and Security Agreement (“AVLP Loan Agreement”) with an effective date of August 21, 2017 pursuant to which the Company will provide AVLP a non-revolving credit facility of up to $10,000,000 for a period ending on August 21, 2019, subject to the terms and conditions stated in the Loan Agreement, including that the Company having available funds to grant such credit. At March 31, 2019, the Company has provided loans to AVLP in the principal amount $7,732,660 and, in addition to the 12% convertible promissory notes, AVLP has issued to the Company warrants to purchase 15,465,320 shares of AVLP common stock. Under the terms of the AVLP Loan Agreement, any notes issued by AVLP are secured by the assets of AVLP. As of March 31, 2019, the Company recorded contractual interest receivable attributed to the AVLP Loan Agreement of $1,214,509.

During the three months ended March 31, 2019 and the year ended December 31, 2018, the Company also acquired in the open market 71,000 shares of AVLP common stock for $41,790 and 430,942 shares of AVLP common stock for $417,169, respectively. At March 31, 2019, the Company’s investment in AVLP common stock had an unrealized loss of $102,104.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

MARCH 31, 2019

Philou is AVLP’s controlling shareholder. Mr. Ault is Chairman of AVLP’s Board of Directors and the Chairman of the Company’s Board of Directors. Mr. William B. Horne is the Chief Financial Officer and a director of AVLP and the Company.

In March 2017, the Company was awarded a $50 million purchase order by MTIX to manufacture, install and service the Multiplex Laser Surface Enhancement (“MLSE”) plasma-laser system. At March 31, 2019, the Company had recorded a receivable from MTIX of $3,915,075. The receivable was primarily the result of revenues recognized during the year ended December 31, 2018 and reflected on the financial statements as accounts receivable, related party.

b.	During the three months ended March 31, 2019, the Company acquired 117,500 shares of common stock of Alzamend Neuro, Inc. (“Alzamend”) from a third party for $94,000 consisting of the cancellation of principal and interest due the Company of $91,483 and cash of $2,517. AVLP is a party to a management services agreement pursuant to which AVLP provides management, consulting and financial services to Alzamend.

21. SEGMENT, CUSTOMERS AND GEOGRAPHICAL INFORMATION

The Company has five reportable segments as of March 31, 2019 and had two reportable segments as of September 30, 2017; see Note 1 for a brief description of the Company’s business.

The following data presents the revenues, expenditures and other operating data of the Company’s geographic operating segments and presented in accordance with ASC No. 280.

	Three Months ended March 31, 2019
	DPC	DPL	Enertec	SC Mining	I.AM	Total
Revenue	$2,496,917	$556,514	$2,498,220	$—	$—	$5,551,651
Revenue, cryptocurrency
mining	—	—	—	28,804	—	28,804
Revenue, related party	—	—	—	—	—	-
Revenue, restaurant operations	—	—	—	—	1,173,499	1,173,499
Revenue, lending activities	$185,089	—	—	—	—	185,089
Total revenues	$2,682,006	$556,514	$2,498,220	$28,804	$1,173,499	$6,939,043
Depreciation and
amortization expense	$70,146	$19,797	$154,922	$716,572	$—	$961,437
Loss from operations	$(517,376)	$(925)	$(49,888)	$(742,423)	$(104,353)	$(1,414,965)
Capital expenditures for
segment assets, as of
March 31, 2019	$3,793	$-	$-	$-	$5,813	$9,606
Identifiable assets as of
March 31, 2019	$33,120,205	$1,578,448	$11,590,778	$6,420,076	$2,064,284	$54,773,791

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

MARCH 31, 2019

	Three Months ended March 31, 2018
	DPC	DPL	SC Mining	Eliminations	Total
Revenue	$2,839,696	$325,763	$237,496	$—	$3,402,955
Revenue, related party	1,792,892	—	—	—	1,792,892
Inter-segment revenues	4,513	—	—	(4,513)	—
Total revenues	$4,637,101	$325,763	$237,496	$(4,513)	$5,195,847
Depreciation and
amortization expense	$76,236	$17,381	$54,888	$—	$148,505
Loss from operations	$(1,851,354)	$(252,519)	$(864,422)	$—	$(2,968,295)
Capital expenditures for
segment assets, as of
March 31, 2018	$311,143	$1,399	$7,165,793	$—	$7,478,335
Identifiable assets as of
March 31, 2018	$29,104,475	$1,487,674	$7,901,237	$—	$38,493,386

Concentration Risk:

The following tables provide the percentage of total revenues for the three months ended March 31, 2019 and 2018 attributable to a single customer from which 10% or more of total revenues are derived.

For the Three Months Ended
March 31, 2019

	Total Revenues	Percentage of
	by Major	Total Company
	Customers	Revenues
Customer A	$1,416,086	20%

For the Three Months Ended
March 31, 2018

	Total Revenues	Percentage of
	by Major	Total Company
	Customers	Revenues
Customer B	$1,792,892	35%

Revenue from Customer A is attributable to Enertec. Revenue from Customer B relates to MTIX, a related party, and is attributable to Coolisys. Further, at March 31, 2019, MTIX represented all the Company’s accounts and other receivable, related party.

For the three months ended March 31, 2019 and 2018, total revenues from external customers divided on the basis of the Company’s product lines are as follows:

	For the Three Months Ended
	March 31,
	2019	2018
Revenues:
Commercial products	$3,435,850	$3,665,069
Defense products	3,503,193	1,530,778
Total revenues	$6,939,043	$5,195,847

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

MARCH 31, 2019

Financial data relating to geographic areas:

The Company’s total revenues are attributed to geographic areas based on the location. The following table presents total revenues for the three months ended March 31, 2019 and 2018. Other than as shown, no foreign country or region contributed materially to revenues or long-lived assets for these periods:

	For the Three Months Ended
	March 31,
	2019	2018
Revenues:
North America	$3,749,140	$4,747,546
Middle East	2,312,902	—
Europe	547,999	266,655
Other	329,002	181,646
Total revenues	$6,939,043	$5,195,847

22. SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2019 and thru the date of this report being issued and has determined that it does not have any material subsequent events to disclose in these financial statements except for the following.

 Public Offering

On March 29, 2019, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with A.G.P./Alliance Global Partners (the “Underwriter”), pursuant to which the Company agreed to issue and sell an aggregate of (a) 2,855,500 shares of its common stock (the “Shares”) together with warrants to purchase 2,855,500 shares of common stock (the “Common Warrants”) and (b)  pre-funded warrants to purchase up to an aggregate of 12,700,000 shares of its common stock (the “Pre-Funded Warrants”) together with a number of Common Warrants to purchase 12,700,000 shares of common stock (the “Offering”). The Shares were sold to the purchasers at the public offering price of $0.44 per share (the “Offering Price”). The Common Warrants were sold at a public offering price of $0.01 per Common Warrant. The Pre-Funded Warrants were offered to each purchaser whose purchase of the Shares and the Common Warrant in the Offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the purchaser, 9.99%) of the Company’s outstanding common stock immediately following the consummation of the Offering. The purchase price of each Pre-Funded Warrant equaled the Offering Price at which the Shares were sold to the public in the Offering, minus $0.01, and the exercise price of each Pre-Funded Warrant equaled $0.01 per share.

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

MARCH 31, 2019

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

The Pre-Funded Warrants are exercisable at any time after the date of issuance and may be exercised at any time until all the Pre-Funded Warrants are exercised in full. As an alternative to payment in immediately available funds, the holder may elect to exercise the Pre-Funded Warrant through a cashless exercise.

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

The Company received net proceeds from the Offering of $6,204,717, after deducting underwriting discounts and commissions and offering expenses. The Company used the net proceeds from the Offering primarily for the repayment of debt.

The Offering closed on April 2, 2019 and as of May 8, 2019 the Company had issued a total of 27,101,000 shares of its common stock, inclusive of shares issued pursuant to the exercise of a total of 12,700,000 Pre-Funded Warrants and 11,545,500 shares issued pursuant to the cashless exercise of the Common Warrants.

WDCO ATM Offering

On April 1, 2019, the Company received net proceeds of $248,172 through the sale of 1,000,000 shares of the Company’s common stock through the WDCO ATM Offering.

Payment of related party receivable

During the years ended December 31, 2018 and 2017, the Company recognized $3,907,280 and $173,751 in revenues from MTIX, a related party, to manufacture the Multiplex Laser Surface Enhancement (“MLSE”) plasma-laser systems. On April 12, 2019, the Company received payment of $2,676,219 for manufacturing services performed on the first MLSE system.

Offering Statement

On May 13, 2019, the Company filed an Offering Statement on Form 1-A pursuant to Regulation A promulgated by the Securities and Exchange Commission (the “Commission”), pursuant to which up to $50 million of 3-year, non-convertibles promissory notes (“Promissory Notes”) will be offered and sold once the Commission has qualified the Offering Statement. The Company anticipates that the Promissory Notes will accrue annualized interest of between 5% and 15% that will be paid rata monthly and will be offered on a continuous basis, in each case as determined by the Company in its sole discretion. The Company cannot provide any assurance that any notes will be sold pursuant this Offering Statement.

Convertible Promissory Note

On May 13, 2019, the Company entered into a securities purchase agreement pursuant to which it issued a five year $660,000 4% convertible promissory note and a warrant to purchase 500,000 shares of common stock to an accredited investor. The promissory note is in the principal amount of $660,000 and was sold for $500,000.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this quarterly report, the “Company,” “DPW Holdings,” “we,” “us” and “our” refer to DPW Holdings, Inc., a Delaware corporation, our wholly-owned subsidiaries, Coolisys Technologies, Inc., Power-Plus Technical Distributors, LLC, Digital Power Lending, LLC, Digital Farms, Inc., Digital Power Limited, Enertec Systems 2001 Ltd. and our majority owned subsidiaries, Microphase Corporation and I.AM, LLC.

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

On March 29, 2019, we entered into an underwriting agreement pursuant to which we sold an aggregate of (a) 2,855,500 shares of our common stock (the “Shares”) together with warrants to purchase 2,855,500 shares of common stock (the “Common Warrants”) and (b)  pre-funded warrants to purchase up to an aggregate of 12,700,000 shares of our common stock (the “Pre-Funded Warrants”) together with a number of Common Warrants to purchase 12,700,000 shares of common stock (the “Offering”). The Shares were sold to the purchasers at the public offering price of $0.44 per share (the “Offering Price”). The Common Warrants were sold at a public offering price of $0.01 per Common Warrant. The Pre-Funded Warrants were offered to each purchaser whose purchase of the Shares and the Common Warrant in the Offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the purchaser, 9.99%) of our outstanding common stock immediately following the consummation of the Offering. The purchase price of each Pre-Funded Warrant equaled the Offering Price at which the Shares were sold to the public in the Offering, minus $0.01, and the exercise price of each Pre-Funded Warrant equaled $0.01 per share. We received net proceeds from the Offering of $6,204,717, after deducting underwriting discounts and commissions and offering expenses. We used the net proceeds from the Offering primarily for the repayment of debt.

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

We are a Delaware corporation with our corporate office located at 201 Shipyard Way, Suite E, Newport Beach, California 92663. Our phone number is 949-444-5464 and our website address is www.dpwholdings.com.

Results of Operations

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

The following table summarizes the results of our operations for the three months ended March 31, 2019 and 2018.

	For the Three Months Ended
	March 31,
	2019	2018

Revenue	$5,551,651	$3,165,459
Revenue, cryptocurrency mining	28,804	237,496
Revenue, related party	—	1,792,892
Revenue, restaurant operations	1,173,499	—
Revenue, lending activities	185,089	—
Total revenue	6,939,043	5,195,847
Cost of revenue	5,118,313	3,802,709
Gross profit	1,820,730	1,393,138
Total operating expenses	6,475,526	4,361,433
Loss from operations	(4,654,796)	(2,968,295)
Interest expense	(1,262,614)	(3,132,116)
Loss on extinguishment of convertible debt	(807,784)	—
Loss before income taxes	(6,725,194)	(6,100,411)
Income tax benefit	14,168	4,458
Net loss	(6,711,026)	(6,095,953)
Less: Net loss attributable to non-controlling interest	32,416	35,431
Net loss attributable to DPW Holdings	$(6,678,610)	$(6,060,522)
Preferred dividends	(1,869)	—
Net loss available to common stockholders	$(6,680,479)	$(6,060,522)
Basic and diluted net loss per common share	$(1.17)	$(3.33)
Basic and diluted weighted average common shares outstanding	5,695,740	1,819,598
Comprehensive Loss
Loss available to common stockholders	$(6,680,479)	$(6,060,522)
Other comprehensive income (loss)
Foreign currency translation adjustment	29,857	26,457
Net unrealized loss on derivative securities of related party	(736,680)	(4,741,114)
Other comprehensive income (loss)	(706,823)	(4,714,657)
Total Comprehensive loss	$(7,387,302)	$(10,775,179)

Revenues

Our revenues increased by $1,743,196, or 33.6%, to $6,939,043 for the three months ended March 31, 2019, from $5,195,847 for the three months ended March 31, 2018. The increase in revenue was primarily due to our acquisition of 98.1% of the outstanding equity interests of I.AM on May 23, 2018, and our acquisition of Enertec on May 23, 2018. During the three months ended March 31, 2019, these acquisitions represented $3,671,719 of our revenues. Excluding revenue from our acquisitions of I.AM and Enertec, the Company generated revenues of $3,267,324, which represented a decrease of $1,928,523. As discussed below, the decrease of $1,928,523 from the three months ended March 31, 2018, was primarily due to a decrease in revenue from our cryptocurrency mining operations and from the manufacture of the Multiplex Laser Surface Enhancement (“MLSE”) plasma-laser system.

Revenues, cryptocurrency mining

In January 2018, we formed Digital Farms, Inc. (“Digital Farms”), a wholly-owned subsidiary. Digital Farms was established to operate our cryptocurrency business, which is pursuing a variety of digital currencies. We are mining the top three cryptocurrencies for our own account. These cryptocurrencies include Bitcoin, Litecoin and Ethereum. During the three months ended March 31, 2019, due to the overall decline in market prices of digital currencies we curtailed our mining operations which resulted in a decrease in revenues $208,692.

Revenues, related party

During the three months ended March 31, 2018, we recognized $1,792,892 in revenues resulting from our purchase order with MTIX Limited, a company formed under the laws of England and Wales (“MTIX”). Conversely, we did not recognize any revenues from MTIX during the three months ended March 31, 2019. MTIX was acquired by AVLP on August 22, 2017 and is therefore a related party. In March 2017, the Company was awarded a 3-year, $50 million purchase order by MTIX to manufacture, install and service the Multiplex Laser Surface Enhancement (“MLSE”) plasma-laser system. Over the next several years, management believes that the MLSE purchase order will be a source of revenue and generate significant cash flows. The lack of revenue during the three months ended March 31, 2019 was due to an emphasis on reducing the debt obligations incurred in May 2018 to acquire Enertec. Payments, and the related manufacturing services, that otherwise would have gone to subcontractors of the MLSE plasma-laser system were delayed to position us to make significant debt reductions.

Gross Margins

Gross margins decreased to 26.2% for the three months ended March 31, 2019 compared to 26.8% for the three months ended March 31, 2018. The Company’s gross margins have typically ranged between 33% and 37%, with slight variations depending on the overall composition of our revenue. During the three months ended March 31, 2018, our gross margins were 26.8%. The decrease in gross margins from our historical average was partially attributable to the lower margin related party revenue of $1,792,892 from MTIX, with gross margins of 22.6%, combined with negative margins at Digital Farms. The negative gross margins at Digital Farms resulted from monthly recurring fixed costs at our colocation facilities which temporarily exceed the revenues from our mining operations. If we had not recognized revenue, and the related cost of revenue, from Digital Farms and our contract with MTIX, then our adjusted gross margins for the three months ended March 31, 2018 would have been 33.6%. During the three months ended March 31, 2019, gross margins of 26.2% were negatively affected by Digital Farms. Excluding the contribution of the Digital Farms, gross margins during the three months ended March 31, 2019 were 36.7%.

Engineering and Product Development

Engineering and product development expenses increased by $112,655 to $455,678 for the three months ended March 31, 2019 from $343,023 for the three months ended March 31, 2018. The increase in engineering and product development expenses is attributed to our acquisition of Enertec, which due to the timing of the acquisition was excluded from the prior period amount.

Selling and Marketing

Selling and marketing expenses were $474,343 for the three months ended March 31, 2019 compared to $725,471 for the three months ended March 31, 2018, a decrease of $251,128. Our acquisition of Enertec and I.AM resulted in an increase of $187,947. This increase was offset by increases in personnel costs directly attributed to sales and marketing personnel throughout our operations.

General and Administrative

General and administrative expenses were $5,430,966 for the three months ended March 31, 2019 compared to $3,221,623 for the three months ended March 31, 2018, an increase of $2,209,343. Our acquisitions of Enertec and I.AM accounted for $1,270,362 of the increase in general and administrative expenses. The adjusted increase of $938,981 from the comparative prior period was mainly due to an increase in legal and audit costs, an increase in investor relationship costs and hiring of additional consultants to build an infrastructure in anticipation of our future growth and the increase in cost attributed to the hiring of a Chief Accounting Officer and Senior Vice President of Finance. The remaining increase in general and administrative expenses is due to various costs, none of which are significant individually.

Interest (expense) income, net

Interest expense was $2,099,541 for the three months ended March 31, 2019 compared to $3,731,436 for the three months ended March 31, 2018. The decrease in interest expense for the three months ended March 31, 2019 is primarily related to a reduction of amortization of debt discount, in the aggregate amount of $1,559,935, resulting from original issue discount from the issuance of warrants in conjunction with the sale of debt instruments. During the three months ended March 31, 2019 and 2018, as a result of these issuances, non-cash interest expense of $1,491,065 and $3,051,000, respectively, was recorded from the amortization of debt discount and debt financing costs. The remaining decrease in interest expense was due to an increase in the amount of the Company’s total borrowings and which was primarily offset by interest income pursuant to the Loan and Security Agreement entered into on September 6, 2017, between the Company and AVLP.

Operating Loss

The Company recorded an operating loss of $4,654,796 for the three months ended March 31, 2019 compared to an operating loss of $2,968,295 for the three months ended March 31, 2018. The increase in operating loss is mostly attributable from the increase of general and administrative expenses.

Net Loss

For the foregoing reasons, our net loss for the three months ended March 31, 2019, was $6,711,026 compared to a net loss of $6,095,953 for the three months ended March 31, 2018. After taking into consideration the loss attributable to the non-controlling interest of the minority shareholders of Microphase during the three months ended March 31, 2019 and 2018, of $32,416 and $35,431, respectively, and preferred dividends of $1,869 and nil, respectively, the net loss available to common shareholders during the three months ended March 31, 2019 and 2018, was $6,680,479 and $6,060,522, respectively.

As reflected in our consolidated statement of cash flows for the three months ended March 31, 2019 and 2018, our reported net loss is comprised of non-cash charges of $2,444,142 and $4,152,000, respectively. A summary of these non-cash charges is as follows:

	For the Three Months Ended
	March 31,
	2019	2018
Interest expense – debt discount	$1,491,065	$3,051,000
Stock-based compensation	621,288	1,438,000
Depreciation and amortization	961,438	148,000
Amortization of right-of-use assets	32,165	—
Accretion of original issue discount on notes receivable – related party	(612,309)	(485,000)
Accretion of original issue discount on notes receivable	(49,505)	—
Non-cash items included in net loss	$2,444,142	$4,152,000

Other comprehensive loss

Other comprehensive loss was $706,823 and $4,714,114, respectively, for the three months ended March 31, 2019 and 2018. Other comprehensive loss for the three months ended March 31, 2019, which decreased our equity, reflects the impact of the weakening of the British Pound on the equity of DP Limited combined with unrealized losses in the warrants that we received as a result of our investment in Avalanche International, Corp., or AVLP, a related party. During the three months ended March 31, 2018, the effect of the foreign currency adjustment of the British Pound was offset by unrealized losses in the warrants of AVLP.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2019, we had cash and cash equivalents of $1,283,607. This compares with cash and cash equivalents of $902,329 at December 31, 2018. The increase in cash and cash equivalents was primarily due to cash provided by financing activities being slightly in excess of the amount of cash used in operating and investing activities.

Net cash used in operating activities totaled $2,262,239 for the three months ended March 31, 2019, compared to net cash used by operating activities of $2,959,126 for the three months ended March 31, 2018. During the three months ended March 31, 2019, the decrease in net cash used in operating activities compared to the three months ended March 31, 2018 was mainly due to the net loss for the three months ended March 31, 2019 of $6,711,026. The net loss was partially offset by several non-cash charges, the amortization of debt discount of $1,491,065 and stock-based compensation of $621,288, an increase in depreciation and amortization of $812,933 and accounts payable and accrued expenses of $3,180,861.

Net cash provided by investing activities was $971,237 for the three months ended March 31, 2019 compared to $9,764,911 of net cash used in investing activities for the three months ended March 31, 2018. The decrease of the net usage of cash from investing activities was primarily attributed to the purchase of property and equipment at Digital Farms and the investment in AVLP during the three months ended March 31, 2018.

Net cash provided by financing activities was $3,709,501 and $11,892,657 for the three months ended March 31, 2019 and 2018, respectively. The financing activities primarily related to the sale of 3,791,642 shares of common stock through our ATM Offering for net proceeds of $4,147,394, net proceeds from the Company’s debt financings and from advances of future receipts of $920,929 which was offset by payments on debt instruments of $1,358,598.

Historically, we have financed our operations principally through issuances of convertible debt, promissory notes and equity securities. During 2019, as reflected below, we continued to successfully obtain additional equity and debt financing and in restructuring existing debt.

•	On October 15, 2018, we entered into an At-The-Market Issuance Sales Agreement with WDCO to sell shares of our common stock. Between January 1, 2019 and April 1, 2019, the date the WDCO ATM Offering was terminated, the Company received net proceeds of $4,469,630 through the sale of 4,791,642 shares of our common stock through the WDCO ATM Offering.

•	On March 29, 2019, we entered into an underwriting agreement pursuant to which on April 2, 2019 we sold the Shares, Common Warrants and Pre-Funded Warrants. We received net proceeds from the Offering of $6,204,717, after deducting underwriting discounts and commissions and offering expenses. We used the net proceeds from the Offering primarily for the repayment of debt.

•	On May 13, 2019, we filed an Offering Statement on Form 1-A pursuant to Regulation A promulgated by the Securities and Exchange Commission (the “Commission”), pursuant to which up to $50 million of 3-year, non-convertibles promissory notes (“Promissory Notes”) will be offered and sold once the Commission has qualified the Offering Statement. We anticipate that the Promissory Notes will accrue annualized interest of between 5% and 15% that will be paid rata monthly and will be offered on a continuous basis, in each case as determined by us in our sole discretion. The Company cannot provide any assurance that any notes will be sold pursuant this Offering Statement.

We expect to continue to incur losses for the foreseeable future and will be required to raise additional capital to continue to support our working capital requirements. We believe that the MLSE purchase order contract of $50 million will generate meaningful revenue and corresponding cash in 2020. In addition, we have been successful over the last 12 months in raising capital to support our working capital requirements. We anticipate that we will continue to raise capital through public and private equity offerings, debt financings, or other means. If we are unable to secure additional capital, we may be required to curtail our current operations and take additional measures to reduce costs expenses, including reducing our workforce, eliminating outside consultants, ceasing or reducing our due diligence of potential future acquisitions, including the associated legal fees, in order to conserve cash in order to sustain operations and meet our obligations.

Based on the above, these matters raise substantial doubt about the Company’s ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

In our Annual Report on Form 10-K for the year ended December 31, 2018, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements.  The basis for developing the estimates and assumptions within our critical accounting policies is based on historical information and known current trends and factors.  The estimates and assumptions are evaluated on an ongoing basis and actual results have been within our expectations.  We have not changed these policies from those previously disclosed in our Annual Report.

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

Our principal executive officer and principal financial officer, with the assistance of other members of the Company's management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report and has determined that our disclosure controls and procedures were not effective as of March 31, 2019 due to certain material weaknesses as described herein.

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

Changes in Internal Controls over Financial Reporting.

Except as detailed above, during the most recent fiscal quarter 2019 there were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.         RISK FACTORS

The risks described in Part I, Item 1A, “Risk Factors,” in our 2018 Form 10-K, could materially and adversely affect our business, financial condition and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face - our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The Risk Factors section of our 2018 Annual Report on Form 10-K remains current in all material respects.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2019, the Company issued to its consultants a total 375,000 shares of its common stock with an aggregate value of $253,019, an average of $0.67 per share for services rendered.

The foregoing issuances were exempt from registration upon reliance of Section 4(a)(2) and Regulation D promulgated thereunder.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

On August 16, 2018, the Company issued secured promissory Notes dated August 16, 2018 (the “Notes”), and amended on November 29, 2018 (the “Amendment”), that had a maturity date of February 15, 2019 (the “Maturity Date”). The Notes, in the principal amount of $636,300, provide for an interest rate of eight percent (8%), payable on the Maturity Date. The Company did not pay these Notes on the Maturity Date and these Notes are currently in default. The Company is in negotiations with the investors to amend the payment terms on these Notes.

ITEM 4.            MINE SAFETY DISCLOSURES

None

ITEM 5.            OTHER INFORMATION

None

ITEM 6.           EXHIBITS

Exhibit Number	Description
1.1	Underwriting Agreement with A.G.P/Alliance Global Partners, dated March 29, 2019. Incorporated by reference to the Current Report on Form 8-K filed on April 1, 2018 as Exhibit 1.1 thereto.

3.1	Certification of Incorporation, dated September 22, 2017. Incorporated herein by reference to the Current Report on Form 8-K filed on December 29, 2017 as Exhibit 3.1 thereto.

3.2	Bylaws, dated September 25, 2017. Incorporated herein by reference to the Current Report on Form 8-K filed on December 29, 2017 as Exhibit 3.2 thereto.

3.3	Certificate of Amendment to Certificate of Incorporation, dated January 2, 2019. Incorporated by reference to the Current Report on Form 8-K filed on January 3, 2019 as Exhibit 3.1 thereto.

3.4	Certificate of Amendment to Certificate of Incorporation (1-for-20 Reverse Stock Split of Common Stock), dated March 14, 2019. Incorporated herein by reference to the Current Report on Form 8-K filed on March 14, 2019 as Exhibit 3.1 thereto.

3.5	Certificate of Designations of Rights and Preferences of 10% Series A Cumulative Redeemable Perpetual Preferred Stock, dated September 13, 2018. Incorporated herein by reference to the Current Report on Form 8-K filed on September 14, 2018 as Exhibit 3.1 thereto.

3.6	Form of Certificate of Determination of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, dated March 3, 2017. Incorporated by reference to the Current Report on Form 8-K filed on March 9, 2017 as Exhibit 3.1 thereto.

3.7	Certificate of Designations of Rights and Preferences of Series C Convertible Redeemable Preferred Stock, dated February 27, 2019. Incorporated herein by reference to the Current report on Form 8-K filed on February 28, 2019 as Exhibit 3.1 thereto.

4.1	Form of Common Stock Purchase Warrant, dated April 2, 2019. Incorporated by reference to the Current Report on Form 8-K filed on April 1, 2018 as Exhibit 4.1 thereto.

4.2	Form of Pre-Funded Common Stock Purchase Warrant, dated April 2, 2019. Incorporated by reference to the Current Report on Form 8-K filed on April 1, 2018 as Exhibit 4.2 thereto.

4.3	Form of Underwriter’s Common Stock Purchase Warrant, dated April 2, 2019. Incorporated by reference to the Current Report on Form 8-K filed on April 1, 2018 as Exhibit 4.3 thereto.

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1**	Certification of Chief Executive and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 20, 2019

DPW HOLDINGS, INC.

By:	/s/ Milton C. Ault, III
Milton C. Ault, III
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ William B. Horne
William B. Horne
Chief Financial Officer
(Principal Accounting Officer)

