Form 10-Q
period 2019-06-30
DPW Holdings, Inc.
filed 2019-08-19
CIK 896493

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019

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

At August 16, 2019 the registrant had outstanding 1,174,493 shares of common stock.

DPW HOLDINGS, INC.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2019 (Unaudited) and December 31, 2018 (Audited)	F-1 – F-2

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2019 and 2018 (Unaudited)	F-3

	Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and six months ended June 30, 2019 and 2018 (Unaudited)	F-4 – F-7

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 (Unaudited)	F-8 – F-9

	Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	F-10 – F-38

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	11

Item 4.	Controls and Procedures	12

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	13
Item 1A.	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Mine Safety Disclosures	14
Item 5.	Other Information	14
Item 6.	Exhibits	15

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Words such as “anticipates,” “expects,” “intends,” “goals,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “would,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on management's expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout this report and our Annual Report on Form 10-K for the year ended December 31, 2018, particularly the “Risk Factors” sections of such reports. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission that disclose risks and uncertainties that may affect our business. The forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of August 16, 2019. In addition, the forward-looking statements in this Form 10-Q are made as of the date of this filing, and we do not undertake, and expressly disclaims any duty, to update such statements, whether as a result of new information, new developments or otherwise, except to the extent that disclosure may be required by law.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$867,518	$902,329
Marketable equity securities	410,205	178,597
Accounts receivable	2,629,957	1,930,971
Accounts and other receivable, related party	1,238,856	3,887,654
Accrued revenue	1,284,412	1,353,411
Inventories, net	2,729,243	3,261,126
Prepaid expenses and other current assets	803,880	775,981
TOTAL CURRENT ASSETS	9,964,071	12,290,069

Intangible assets	4,142,699	4,359,798
Digital currencies	19,314	1,535
Goodwill	8,695,079	8,463,070
Property and equipment, net	7,610,362	9,313,299
Right-of-use assets	3,669,613	—
Investments - related party, net of original issue discount of $1,675,274
and $2,336,693, respectively	8,381,004	5,611,621
Investments in derivative liabilities and common stock - related party	3,476,253	3,043,499
Equity investments in private companies	897,958	480,000
Investment in limited partnership	1,969,000	1,969,000
Loans receivable	2,031,312	2,572,230
Other investments, related parties	847,500	862,500
Other assets	719,232	459,259
TOTAL ASSETS	$52,423,397	$49,425,880

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$13,508,162	$13,065,838
Accounts payable and accrued expenses, related party	60,023	57,752
Operating lease liability, current	786,740	—
Advances on future receipts	1,909,203	2,085,807
Short term advances, related party	386,761	73,761
Revolving credit facility	84,999	285,605
Notes payable, net	8,121,751	6,388,787
Notes payable, related party	162,674	166,925
Convertible notes payable	—	6,742,494
Other current liabilities	1,772,234	1,868,402
TOTAL CURRENT LIABILITIES	26,792,547	30,735,371

LONG TERM LIABILITIES
Operating lease liability, non-current	2,944,162	—
Notes payable	451,447	483,659
Notes payable, related parties	121,643	142,059
Convertible notes payable	263,795	—

TOTAL LIABILITIES	30,573,594	31,361,089

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	June 30,	December 31,
	2019	2018
	(Unaudited)

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Series A Convertible Preferred Stock, $25.00 stated value per share,	7	1
$0.001 par value – 1,000,000 shares authorized; 7,040 and 1,434 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively (redemption amount and liquidation preference of $176,000 and $35,850 as of June 30, 2019 and December 31, 2018, respectively)
Series B Convertible Preferred Stock, $10 stated value per share,	125	125
share, $0.001 par value – 500,000 shares authorized; 125,000 shares issued and outstanding at June 30, 2019 and December 31, 2018 (liquidation preference of $1,250,000 at June 30, 2019 and December 31, 2018
Class A Common Stock, $0.001 par value – 500,000,000 shares authorized;	1,037	101
1,037,128 and 100,910 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively
Class B Common Stock, $0.001 par value – 25,000,000 shares authorized;	—	—
nil shares issued and outstanding at June 30, 2019 and December 31, 2018
Additional paid-in capital	92,377,366	77,647,544
Accumulated deficit	(66,465,775)	(55,721,115)
Accumulated other comprehensive loss	(4,071,199)	(3,902,523)
TOTAL DPW HOLDINGS STOCKHOLDERS' EQUITY	21,841,561	18,024,133

Non-controlling interest	8,242	40,658

TOTAL STOCKHOLDERS' EQUITY	21,849,803	18,064,791

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$52,423,397	$49,425,880

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenue	$4,541,198	$4,347,958	$10,092,849	$7,513,417
Revenue, cryptocurrency mining	256,116	718,757	284,920	956,253
Revenue, related party	—	1,765,875	—	3,558,767
Revenue, restaurant operations	1,161,132	502,492	2,334,631	502,492
Revenue, lending activities	189,621	108,752	374,710	108,752
Total revenue	6,148,067	7,443,834	13,087,110	12,639,681
Cost of revenue	4,589,202	6,083,925	9,707,515	9,886,634
Gross profit	1,558,865	1,359,909	3,379,595	2,753,047

Operating expenses
Engineering and product development	471,268	367,415	926,946	710,438
Selling and marketing	426,113	774,860	900,456	1,500,331
General and administrative	4,634,151	4,387,974	10,065,117	7,609,597
Gain on digital currency	(4,479)	(71,316)	(5,982)	—
Total operating expenses	5,527,053	5,458,933	11,886,537	9,820,366

Loss from operations	(3,968,188)	(4,099,024)	(8,506,942)	(7,067,319)
Interest income	911,537	603,519	1,748,464	1,243,623
Interest expense	(532,255)	(3,490,310)	(2,631,796)	(7,262,530)
Change in fair value of marketable equity securities	272,689	—	156,647	—
Loss on extinguishment of convertible debt	—	—	(807,784)	—
Loss on issuance of warrants	(1,763,481)	—	(1,763,481)	—
Change in fair value of warrant liability	946,825	—	946,825	—
Loss before income taxes	(4,132,873)	(6,985,815)	(10,858,067)	(13,086,226)
Income tax benefit	73,976	(10,715)	88,144	(6,257)
Net loss	(4,058,897)	(6,996,530)	(10,769,923)	(13,092,483)
Less: Net loss attributable to non-controlling interest	—	108,649	32,416	144,080
Net loss attributable to DPW Holdings	(4,058,897)	(6,887,881)	(10,737,507)	(12,948,403)
Preferred dividends	(5,284)	(108,049)	(7,153)	(108,049)
Net loss available to common stockholders	$(4,064,181)	$(6,995,930)	$(10,744,660)	$(13,056,452)

Basic and diluted net loss per common share	$(5.00)	$(104.24)	$(22.42)	$(231.65)

Basic and diluted weighted average common shares outstanding	812,355	67,115	479,226	56,362

Comprehensive Loss
Loss available to common stockholders	$(4,064,181)	$(6,995,930)	$(10,744,660)	$(13,056,452)
Other comprehensive income (loss)
Foreign currency translation adjustment	162,648	(158,306)	192,505	(131,849)
Net unrealized gain (loss) on derivative securities of related party	375,499	(704,811)	(361,181)	(5,445,925)
Other comprehensive income (loss)	538,147	(863,117)	(168,676)	(5,577,774)
Total Comprehensive loss	$(3,526,034)	$(7,859,047)	$(10,913,336)	$(18,634,226)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

Three Months Ended June 30, 2019

							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity
BALANCES, April 1, 2019	126,504	$126	231,478	$231	$84,903,648	$(62,401,594)	$(4,478,216)	$8,242	$18,032,437
Compensation expense due to stock
option issuances	—	—	—	—	248,340	—	—	—	248,340
Issuance of common stock for cash	—	—	96,388	97	1,056,112	—	—	—	1,056,209
Issuance of common stock in payment of
accrued liabilities	—	—	9,375	9	108,514	—	—	—	108,523
Issuance of common stock upon exercise
of warrants	—	—	699,887	700	6,620,325	—	—	—	6,621,025
Issuance of Series A preferred stock for cash	5,536	6	—	—	138,394	—	—	—	138,400
Beneficial conversion feature in connection
with convertible notes	—	—	—	—	188,448	—	—	—	188,448
Fair value of warrants issued in connection
with convertible notes	—		—	—	58,448	—	—	—	58,448
Cash for exchange fees and other financing costs	—	—	—	—	(944,863)	—	—	—	(944,863)
Comprehensive loss:
Net loss	—		—	—	—	(4,058,897)	—	—	(4,058,897)
Preferred dividends	—	—	—	—	—	(5,284)	—	—	(5,284)
Net unrealized gain on derivatives
in related party	—	—	—	—	—	—	375,499	—	375,499
Foreign currency translation adjustments	—	—	—	—	—	—	31,518	—	31,518
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	—

BALANCES, June 30, 2019	132,040	$132	1,037,128	$1,037	$92,377,366	$(66,465,775)	$(4,071,199)	$8,242	$21,849,803

The above Condensed Consolidated Statement of Changes in Stockholders’ Equity reflects a 1-for-20 reverse stock split effective March 14, 2019, and a 1-for-40 reverse stock split effective August 5, 2019. See Note 1 for further information.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

Three Months Ended June 30, 2018

							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity

BALANCES, April 1, 2018	224,276	$225	52,544	$53	$50,772,786	$(29,474,673)	$(211,611)	$745,306	$21,832,086
Compensation expense due to stock
option issuances	—	—	—	—	194,019	—	—	—	194,019
Compensation expense due to warrant issuances	—	—	—	—	23,477	—	—	—	23,477
Issuance of common stock and warrants for cash	—	—	17,420	18	12,308,216	—	—	—	12,308,234
Issuance of common stock for services	—	—	1,250	1	724,999	—	—	—	725,000
Issuance of common stock for conversion
of short-term advances	—	—	4,540	4	2,819,580	—	—	—	2,819,584
Issuance of common stock upon exercise
of warrants	—	—	349	1	(1)	—	—	—	—
Issuance of Series B preferred stock for
conversion of short-term advances	25,000	25	—	—	249,975	—	—	—	250,000
Issuance of common stock for conversion
of Series E preferred stock	(124,276)	(125)	311	—	125	—	—	—	—
Issuance of common stock in connection
with convertible notes	—	—	683	—	321,548	—	—	—	321,548
Repurchase of common stock	—	—	(69)	—	(55,000)	—	—	—	(55,000)
Fair value of warrants issued in connection
with convertible notes	—	—	—	—	2,003,617	—	—	—	2,003,617
Cash for exchange fees and other financing costs	—	—	—	—	(979,342)	—	—	—	(979,342)
Non-controlling interest from acquisition of I. AM	—	—	—	—	—	—	—	33,242	33,242
Comprehensive loss:
Net loss	—	—	—	—	—	(6,887,881)	—	—	(6,887,881)
Preferred deemed dividends	—	—	—	—	108,049	(108,049)	—	—	-
Net unrealized gain on securities
available-for-sale, net of income taxes	—	—	—	—	—	—	(704,811)	—	(704,811)
Foreign currency translation adjustments	—	—	—	—	—	(81,786)	(158,306)	—	(240,092)
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(108,649)	(108,649)

BALANCES, June 30, 2018	125,000	$125	77,028	$77	$68,492,048	$(36,552,389)	$(1,074,728)	$669,899	$31,535,032

The above Condensed Consolidated Statement of Changes in Stockholders’ Equity reflects a 1-for-20 reverse stock split effective March 14, 2019, and a 1-for-40 reverse stock split effective August 5, 2019. See Note 1 for further information.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

Six Months Ended June 30, 2019

							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity
BALANCES, January 1, 2019	126,434	$ 126	100,910	$101	$77,647,544	$(55,721,115)	$(3,902,523)	$40,658	$18,064,791
Compensation expense due to stock
option issuances	—	—	—	—	493,954	—	—	—	493,954
Issuance of common stock for cash	—	—	191,179	192	5,453,552	—	—	—	5,453,744
Issuance of common stock for services	—	—	9,375	9	253,010	—	—	—	253,019
Issuance of common stock in payment of
accrued liabilities	—	—	9,375	9	108,514	—	—	—	108,523
Issuance of common stock for conversion
of debt	—	—	26,402	26	2,608,431	—	—	—	2,608,457
Issuance of common stock upon exercise
of warrants	—	—	699,887	700	6,620,325	—	—	—	6,621,025
Issuance of Series A preferred stock for cash	5,606	6	—	—	140,144	—	—	—	140,150
Beneficial conversion feature in connection
with convertible notes	—	—	—	—	188,448	—	—	—	188,448
Fair value of warrants issued in connection
with convertible notes	—		—	—	58,448	—	—	—	58,448
Cash for exchange fees and other financing costs	—	—	—	—	(1,195,004)	—	—	—	(1,195,004)
Comprehensive loss:
Net loss	—		—	—	—	(10,737,507)	—	—	(10,737,507)
Preferred dividends	—	—	—	—	—	(7,153)	—	—	(7,153)
Net unrealized loss on derivatives
in related party	—	—	—	—	—	—	(361,181)	—	(361,181)
Foreign currency translation adjustments	—	—	—	—	—	—	192,505	—	192,505
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(32,416)	(32,416)

BALANCES, June 30, 2019	132,040	$132	1,037,128	$1,037	$92,377,366	$(66,465,775)	$(4,071,199)	$8,242	$21,849,803

The above Condensed Consolidated Statement of Changes in Stockholders’ Equity reflects a 1-for-20 reverse stock split effective March 14, 2019, and a 1-for-40 reverse stock split effective August 5, 2019. See Note 1 for further information.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

Six Months Ended June 30, 2018

							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity

BALANCES, January 31, 2018	478,776	$479	37,778	$38	$36,918,132	$(23,414,151)	$4,503,046	$780,737	$18,788,281
Compensation expense due to stock option issuances	—	—	—	—	426,873	—	—	—	426,873
Compensation expense due to warrant issuances	—	—	—	—	46,954	—	—	—	46,954
Issuance of common stock and warrants for cash	—	—	23,821	24	18,551,565	—	—	—	18,551,589
Issuance of common stock for services	—	—	3,354	3	3,758,293	—	—	—	3,758,296
Issuance of common stock for conversion of debt	—	—	2,538	3	2,167,841	—	—	—	2,167,844
Issuance of common stock for conversion
of short-term advances	—	—	4,540	4	2,819,580	—	—	—	2,819,584
Issuance of common stock upon exercise
of stock options	—	—	75	—	97,800	—	—	—	97,800
Issuance of common stock upon exercise of warrants	—	—	2,682	3	867,163	—	—	—	867,166
Issuance of Series B preferred stock for
conversion of short-term advances	25,000	25	—	—	249,975	—	—	—	250,000
Issuance of common stock for conversion
of Series E preferred stock	(378,776)	(379)	947	1	378	—	—	—	—
Issuance of common stock in connection
with convertible notes	—	—	1,362	1	675,220	—	—	—	675,221
Repurchase of common stock	—	—	(69)	—	(55,000)	—	—	—	(55,000)
Beneficial conversion feature in connection
with convertible notes	—	—	—	—	288,573	—	—	—	288,573
Fair value of warrants issued in connection
with convertible notes	—	—	—	—	3,408,665	—	—	—	3,408,665
Cash for exchange fees and other financing costs	—	—	—	—	(1,838,013)	—	—	—	(1,838,013)
Non-controlling interest from acquisition of I. AM	—	—	—	—	—	—	—	33,242	33,242
Comprehensive loss:
Net loss	—	—	—	—	—	(12,948,403)	—	—	(12,948,403)
Preferred deemed dividends	—	—	—	—	108,049	(108,049)	—	—	-
Net unrealized gain on securities
available-for-sale, net of income taxes	—	—	—	—	—	—	(5,445,925)	—	(5,445,925)
Foreign currency translation adjustments	—	—	—	—	—	(81,786)	(131,849)	—	(213,635)
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(144,080)	(144,080)

BALANCES, June 30, 2018	125,000	$125	77,028	$77	$68,492,048	$(36,552,389)	$(1,074,728)	$669,899	$31,535,032

The above Condensed Consolidated Statement of Changes in Stockholders’ Equity reflects a 1 for 20 reverse stock split effective March 14, 2019, and a 1-for-40 reverse stock split effective August 5, 2019. See Note 1 for further information.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(10,769,923)	$(13,092,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,826,721	758,628
Amortization	299,462	66,716
Amortization of right-of-use assets	61,289	—
Interest expense – debt discount	1,676,609	5,779,108
Fair value in excess of proceeds upon issuance of warrants	1,763,481	—
Change in fair value of warrant liability	(946,825)	—
Accretion of original issue discount on notes receivable – related party	(1,262,422)	(930,448)
Accretion of original issue discount on notes receivable	(58,023)	—
Increase in accrued interest on notes receivable – related party	(464,114)	—
Stock-based compensation	992,283	2,811,540
Realized (gains) losses on sale of digital currencies	(394)	100,551
Realized (gains) losses on sale of marketable securities	(86,741)	157,845
Unrealized gains on marketable equity securities	(231,608)	—
Unrealized gains on equity securities – related party	(21,288)	—
Unrealized gains on equity securities	(6,316)	—
Changes in operating assets and liabilities:
Accounts receivable	(591,839)	770,266
Accounts receivable, related party	2,648,798	(3,274,267)
Accrued revenue	68,999	—
Digital currencies	(290,902)	(914,628)
Inventories	598,281	(627,697)
Prepaid expenses and other current assets	(242,575)	430,780
Other assets	(271,679)	(157,905)
Accounts payable and accrued expenses	594,546	2,464,823
Accounts payable, related parties	2,271	—
Other current liabilities	(66,409)	(7,108)

Net cash used in operating activities	(4,778,318)	(5,664,279)

Cash flows from investing activities:
Purchase of property and equipment	(93,606)	(9,004,693)
Purchase of intangible asset	—	(42,557)
Purchase of Enertec	—	(4,936,562)
Cash received on acquisitions	—	235,882
Investments – related party	(1,027,847)	(256,780)
Investments in warrants and common stock - related party	(681,164)	(1,807,892)
Investments in marketable equity securities	—	(855,553)
Sales of marketable equity securities	571,741	2,132,286
Proceeds from loans to related parties	—	16,088
Investments in debt and equity securities	(383,876)	(2,401,730)

Net cash used in investing activities	$(1,614,752)	$(16,921,511)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	For the Six Months Ended June 30,
	2019	2018

Cash flows from financing activities:
Gross proceeds from sales of common stock and warrants	$11,528,605	$18,551,589
Repurchase of common stock	—	(55,000)
Proceeds from issuance of Series A Convertible Preferred Stock	131,741	—
Financing cost in connection with sales of equity securities	(1,195,004)	(1,838,594)
Proceeds from stock option exercises	—	97,740
Proceeds from warrant exercises	127,000	867,166
Proceeds from convertible notes payable	500,000	8,550,000
Proceeds from notes payable	4,102,918	9,370,000
Proceeds from short-term advances – related party	313,000	63,761
Proceeds from short-term advances	—	761,000
Payments on short-term advances	—	(425,000)
Payments on notes payable	(1,386,935)	(10,581,021)
Payments on convertible notes payable	(7,069,547)	(1,024,874)
Proceeds from advances on future receipts	319,729	2,990,277
Payments on advances on future receipts	(674,229)	(4,241,018)
Payments of preferred dividends	(7,153)	—
Payments on revolving credit facilities, net	(217,830)	(291,843)

Net cash provided by financing activities	6,472,295	22,794,183

Effect of exchange rate changes on cash and cash equivalents	(114,036)	(168,118)

Net (decrease) increase in cash and cash equivalents	(34,811)	40,275

Cash and cash equivalents at beginning of period	902,329	1,478,147

Cash and cash equivalents at end of period	$867,518	$1,518,422

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,644,524	$600,373

Non-cash investing and financing activities:
Cancellation of convertible note payable into shares of common stock	$2,608,458	$2,167,844
Payment of accounts payable with digital currency	$273,517	$—
Issuance of common stock for prepaid services	$—	$1,359,197
Issuance of common stock in payment of liability	$108,523	$—
Cancellation of short-term advances into shares of common stock	$—	$2,774,584
Cancellation of short-term advances, related party into shares
of common stock	$—	$45,000
Cancellation of short-term advances, related party into shares
of Series B Preferred Stock	$—	$250,000
Conversion of loans receivable for marketable equity securities	$485,000	$—
Conversion of loans receivable for investments in warrants and
common stock – related party	$91,483	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

JUNE 30, 2019

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

On March 14, 2019, pursuant to the authorization provided by the Company’s stockholders at a Special Meeting of Stockholders, the Company’s Board of Directors (the “Board”) approved the Certificate of Incorporation Amendment (the “COI Amendment”) to effectuate a reverse stock split of the Common Stock of the Company’s issued and outstanding number of such shares by a ratio of one-for-twenty (the “First Stock Split”). At the Company’s 2019 reconvened Annual Meeting of Stockholders, the Company’s stockholders approved a proposal permitting the Board to effectuate a second reverse stock split (the “Second Stock Split”) of the Company’s issued and outstanding Common Stock. Thereafter, on July 23, 2019, the Board approved the Second Stock Split with a ratio of one-for-forty. The Second Stock Split did not affect the number of authorized shares of Common Stock or their par value per share. As a result of the Second Stock Split, each forty shares of common stock issued and outstanding prior to the Second Stock Split were converted into one share of common stock. The Second Stock Split became effective in the State of Delaware on August 5, 2019.

2. LIQUIDITY, GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. As of June 30, 2019, the Company had cash and cash equivalents of $867,518, an accumulated deficit of $66,465,775 and a negative working capital of $16,828,476. The Company has incurred recurring losses and reported losses for the three and six months ended June 30, 2019, totaled $4,058,897 and $10,769,923, respectively. In the past, the Company has financed its operations principally through issuances of convertible debt, promissory notes and equity securities. During 2019, the Company continued to successfully obtain additional equity and debt financing and in restructuring existing debt.

The Company expects to continue to incur losses for the foreseeable future and needs to raise additional capital to continue its business development initiatives and to support its working capital requirements. On April 2, 2019, the Company received gross proceeds of approximately $7 million in a public offering of its securities (see Note 20). Management believes that the Company has access to capital resources through potential public or private issuances of debt or equity securities. However, if the Company is unable to raise additional capital, it may be required to curtail operations and take additional measures to reduce costs, including reducing its workforce, eliminating outside consultants and reducing legal fees to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2019

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and do not include all the information and disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The Company has made estimates and judgments affecting the amounts reported in our condensed consolidated financial statements and the accompanying notes. The actual results experienced by the Company may differ materially from our estimates. The condensed consolidated financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on April 16, 2019. The condensed consolidated balance sheet as of December 31, 2018 was derived from the Company’s audited 2018 financial statements contained in the above referenced Form 10-K. Results of the three and six months ended June 30, 2019, are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.

Principles of Consolidation

The consolidated financial statements include the accounts of DPW and its wholly-owned subsidiaries, Coolisys, DP Limited, Power-Plus, Enertec, DP Lending, Digital Power Corporation, Power-Plus Technical Distributors and Digital Farms and its majority-owned subsidiaries, Microphase and I.AM. All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting Estimates

The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates, judgments and assumptions. The Company's management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Key estimates include acquisition accounting, fair value of certain financial instruments, reserve for trade receivables and inventories, carrying amounts of investments, carrying amounts of digital currencies, accruals of certain liabilities including product warranties, useful lives and depreciation, and deferred income taxes and related valuation allowance.

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

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2019

The Company’s disaggregated revenues consist of the following for the six months ended June 30, 2019:

	Six Months ended June 30, 2019
				Digital
	DPC [1]	DP Limited	Enertec	Farms	I.AM	Total

Primary Geographical
Markets
North America	$4,449,820	$—	$—	$284,920	$2,334,631	$7,069,371
Europe	67,954	961,611	—	—	—	1,029,565
Middle East	—	—	4,488,553	—	—	4,488,553
Other	193,472	120,831	185,318	—	—	499,621
	$4,711,246	$1,082,442	$4,673,871	$284,920	$2,334,631	$13,087,110

Major Goods
RF/Microwave Filters	$989,114	$—	$—	$—	$—	$989,114
Detector logarithmic
video amplifiers	473,150	—	—	—	—	473,150
Power Supply Units	2,874,272	—	—	—	—	2,874,272
Power Supply Systems	—	1,082,442	—	—	—	1,082,442
Healthcare diagnostic systems	—	—	1,260,700	—	—	1,260,700
Defense systems	—	—	3,413,171	—	—	3,413,171
Digital Currency Mining	—	—	—	284,920	—	284,920
Restaurant operations	—	—	—	—	2,334,631	2,334,631
Lending activities	374,710	—	—	—	—	374,710
	$4,711,246	$1,082,442	$4,673,871	$284,920	$2,334,631	$13,087,110

Timing of Revenue
Recognition
Goods transferred at a
a point in time	$4,711,246	$945,541	$—	$284,920	$2,334,631	$8,276,338
Services transferred over time	—	136,901	4,673,871	—	—	4,810,772
	$4,711,246	$1,082,442	$4,673,871	$284,920	$2,334,631	$13,087,110

1 Consists of Microphase, Coolisys, Power-Plus and DP Lending

Sales of Products

The Company generates revenues from the sale of its products through a direct and indirect sales force. The Company’s performance obligations to deliver products are satisfied at the point in time when products are received by the customer, which is when the customer obtains control over the goods. The Company provides standard assurance warranties, which are not separately priced, that the products function as intended. The Company primarily receives fixed consideration for sales of product. Some of the Company’s contracts with distributors include stock rotation rights after six months for slow moving inventory, which represents variable consideration. The Company uses an expected value method to estimate variable consideration and constrains revenue for estimated stock rotations until it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. To date, returns have been insignificant. The Company’s customers generally pay within 30 days from the receipt of a valid invoice.

Because the Company’s product sales agreements have an expected duration of one year or less, the Company has elected to adopt the practical expedient in ASC 606-10-50-14(a) of not disclosing information about its remaining performance obligations.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2019

Manufacturing Services

The Company provides manufacturing services in exchange primarily for fixed fees; however, the initial two MLSE units are subject to variable pricing under the $50 million purchase order from MTIX. Under the terms of the MLSE purchase order, the Company shall be entitled to cost plus $100,000 for the manufacture of the first two MLSE units. The Company has determined that the costs of manufacturing the MLSE units will decline over time because of a learning curve which will result in a greater amount of revenue being recognized for these initial two MLSE units.

For manufacturing services, which include revenues generated by Enertec and in certain instances revenues generated by DPL, the Company’s performance obligation for manufacturing services is satisfied over time as the Company creates or enhances an asset based on criteria that are unique to the customer and that the customer controls as the asset is created or enhanced. Generally, the Company recognizes revenue based upon proportional performance over time using a cost to cost method which measures progress based on the costs incurred to total expected costs in satisfying its performance obligation. This method provides a depiction of the progress in providing the manufacturing service because there is a direct relationship between the costs incurred by the Company and the transfer of the manufacturing service to the customer. Manufacturing services that are recognized based upon the proportional performance method are included in the above table as services transferred over time and to the extent the customer has not been invoiced for these revenues, as accrued revenue in the accompanying consolidated balance sheets. Revisions to the Company’s estimates may result in increases or decreases to revenues and income and are reflected in the consolidated financial statements in the periods in which they are first identified.

The Company has elected the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component to the extent that the period between when the Company transfers its promised good or service to the customer and when the customer pays is one year or less.

The aggregate amount of the transaction price allocated to the performance obligation that is partially unsatisfied as of June 30, 2019, for the MLSE units was approximately $48 million, representing 24 MLSE units. Based on our expectations regarding funding of the production process and our experience building the first machines, the Company expects to recognize the remaining revenue related to the partially unsatisfied performance obligation over the next two and a half years. The Company will be paid in installments for this performance obligation over the next two and a half years.

Lending Activities

DP Lending generates revenue from lending activities primarily through interest, origination fees and late/other fees. Interest income on these products is calculated based on the contractual interest rate and recorded as interest income as earned. The origination fees or original issue discounts are recognized over the life of the loan using the effective interest method.

Blockchain Mining

The Company has entered into digital asset mining pools by executing contracts with the mining pool operators to provide computing power to the mining pool. The contracts are terminable at any time by either party and the Company’s enforceable right to compensation only begins when the Company provides computing power to the mining pool operator. In exchange for providing computing power, the Company is entitled to a fractional share of the fixed digital currency award the mining pool operator receives (less digital asset transaction fees to the mining pool operator which are recorded as a component of cost of revenues), for successfully adding a block to the blockchain. The Company’s factional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2019

Providing computing power in digital asset transaction verification services is an output of the Company’s ordinary activities. The provision of providing such computing power is the only performance obligation in the Company’s contracts with mining pool operators. The transaction consideration the Company receives, if any, is noncash consideration, which the Company measures at fair value on the date received, which is not materially different than the fair value at contract inception or the time the Company has earned the award from the pools. The consideration is all variable. Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the mining pool operator successfully places a block (by being the first to solve an algorithm) and the Company receives confirmation of the consideration it will receive, at which time revenue is recognized. There is no significant financing component in these transactions.

Fair value of the digital currency award received is determined using the market rate of the related digital currency at the time of receipt.

There is currently no specific definitive guidance under GAAP or alternative accounting framework for the accounting for digital currencies recognized as revenue or held, and management has exercised significant judgment in determining the appropriate accounting treatment. In the event authoritative guidance is enacted by the FASB, the Company may be required to change its policies, which could have an effect on the Company’s consolidated financial position and results from operations.

Expenses associated with running the cryptocurrency mining business, such as equipment deprecation and electricity cost are recorded as a component of cost of revenues.

We intend to use the digital assets primarily for operating expenses of Digital Farms. During 2018, we used digital assets for debt reduction, capital purchases, consulting fees, data center costs and other operating expenses.

Restaurant Operations

The Company records revenue from restaurant sales at the time of sale, net of discounts, coupons, employee meals and complimentary meals and gift cards. Restaurant cost of sales primarily includes the cost of goods, beverages, and merchandise and disposable paper and plastic goods used in preparing and selling the Company’s menu items and exclude depreciation and amortization. Vendor allowances received in connection with the purchase of a vendor’s products are recognized as a reduction of the related food and beverage costs as earned.

Fair value of Financial Instruments

In accordance with ASC No. 820, Fair Value Measurements and Disclosures, fair value is defined as the exit price, or the amount that would be received for the sale of an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date.

The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs include those that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors that market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or model-derived valuations. All significant inputs used in our valuations are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities. Level 2 inputs also include quoted prices that were adjusted for security-specific restrictions which are compared to output from internally developed models such as a discounted cash flow model.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2019

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

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial instruments (see Note 4 and Note 7) that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurement at June 30, 2019
	Total	Level 1	Level 2	Level 3
Investments in common stock and derivative instruments of AVLP – a related party	$3,270,003	$784,540	$—	$2,485,463
Investment in common stock of Alzamend – a related party	206,250	—	—	206,250
Investments in marketable equity securities	410,205	410,205	—	—
Investments in warrants of public companies	40,087	—	—	40,087
Total Investments	$3,926,545	$1,194,745	$—	$2,731,800

	Fair Value Measurement at December 31, 2018
	Total	Level 1	Level 2	Level 3
Investments in common stock and derivative instruments of AVLP – a related party	$3,043,499	$812,858	$—	$2,230,641
Investments in marketable equity securities	178,597	178,597	—	—
Investments in warrants of public companies	34,372	—	—	34,372
Total Investments	$3,256,468	$991,455	$—	$2,265,013

We assess the inputs used to measure fair value using the three-tier hierarchy based on the extent to which inputs used in measuring fair value are observable in the market.

Leases

Effective January 1, 2019, the Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases. As of January 1, 2019, we only had operating leases. Operating leases are recognized as Operating lease right-of-use (“ROU”) assets, Operating lease liabilities, current, and Operating lease liabilities, non-current on our consolidated balance sheets. Lease assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. In certain of our lease agreements, we receive rent holidays and other incentives. We recognize lease costs on a straight-line basis over the lease term without regard to deferred payment terms, such as rent holidays, that defer the commencement date of required payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the life of the lease, without assuming renewal features, if any, are exercised. We do not separate lease and non-lease components for our leases.

The Company continues to account for leases in the prior period financial statements under ASC Topic 840.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2019

Net Loss per Share

Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. The Company has included 6,500 warrants, which are exercisable for shares of the Company’s common stock on a one-for-one basis, in its earnings per share calculation for the three and six months ended June 30, 2019 and 2018. Anti-dilutive securities, which are convertible into or exercisable for the Company’s Class A common stock, consist of the following at June 30, 2019 and 2018:

	June 30,
	2019	2018
Stock options	9,006	9,475
Warrants(1)	51,465	23,410
Convertible notes	75,000	—
Conversion of preferred stock	2,232	2,232
Total	137,703	35,117

(1)	The Company has excluded 6,500 warrants issued in April 2019, which may be exercised by means of a cashless exercise into 6,500 shares of the Company’s common stock, in its anti-dilutive securities but included the warrants in its weighted average shares outstanding.

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

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2019

In July 2017, the FASB issued ASU No. 2017-11, Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) (“ASU 2017-11”). ASU 2017-11 consists of two parts. The amendments in Part I of this update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common stockholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this update re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The amendments in Part II of this update do not require any transition guidance because those amendments do not have an accounting effect. The Company adopted this standard on January 1, 2019, and the adoption did not have any impact on its consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, (“ASU 2018-07”). ASU 2018-07 simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under ASU 2018-07, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The changes take effect for public companies for fiscal years starting after December 15, 2018, including interim periods within that fiscal year. The Company adopted this standard on January 1, 2019, and the adoption did not have any impact on its consolidated financial statements and related disclosures.

4. Marketable Equity Securities

Marketable securities in equity securities with readily determinable market prices consisted of the following as of June 30, 2019 and December 31, 2018:

	Marketable equity securities at June 30, 2019
		Gross unrealized	Gross realized
	Cost	gains (losses)	gains (losses)	Fair value
Common shares	$220,880	$189,325	$—	$410,205

	Marketable equity securities at December 31, 2018
		Gross unrealized	Gross realized
	Cost	gains (losses)	gains (losses)	Fair value
Common shares	$220,880	$(42,283)	$—	$178,597

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2019

The following table presents additional information about marketable equity securities:

Marketable Equity Securities
Balance at January 1, 2018	$1,834,570
Purchases of marketable equity securities	858,458
Sales of marketable equity securities	(2,188,292)
Realized losses on marketable equity securities	(175,405)
Unrealized gains on marketable equity securities	(150,734)
Balance at December 31, 2018	$178,597
Purchases of marketable equity securities on conversion of debt	485,000
Sales of marketable equity securities	(571,741)
Realized gains on marketable equity securities	86,741
Unrealized gains on marketable equity securities	231,608
Balance at June 30, 2019	$410,205

At June 30, 2019 and December 31, 2018, the Company had invested in the marketable equity securities of certain publicly traded companies. During the three and six months ended June 30, 2019, unrealized gains of $126,217 and $231,608 were included in net income as a component of change in fair value of equity securities. During the year ended December 31, 2018, the Company recorded an unrealized loss of $42,283. The Company’s investment in marketable equity securities will be revalued on each balance sheet date.  The fair value of the Company’s holdings in marketable equity securities at June 30, 2019 and December 31, 2018 is a Level 1 measurement based on quoted prices in an active market.

At June 30, 2019 and December 31, 2018, the Company also held equity investments in private companies and an investment in a limited partnership. These investments do not have readily determinable fair values and have been measured at cost less impairment, if any, and adjusted for observable price changes for identical or similar investments of the issuer.

5. PROPERTY AND EQUIPMENT, NET

At June 30, 2019 and December 31, 2018 property and equipment consist of:

	June 30,	December 31,
	2019	2018
Cryptocurrency machines and related equipment	$9,198,928	$9,168,928
Computer, software and related equipment	2,479,888	2,495,470
Restaurant equipment	758,775	752,103
Office furniture and equipment	364,607	287,583
Leasehold improvements	1,299,558	1,274,865
	14,101,756	13,978,949
Accumulated depreciation and amortization	(6,491,394)	(4,665,650)
Property and equipment, net	$7,610,362	$9,313,299

For the three and six months ended June 30, 2019, depreciation expense amounted to $1,027,698 and $1,826,721, respectively. During the three and six months ended June 30, 2018, depreciation expense amounted to $643,482 and $758,628, respectively.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2019

6. INTANGIBLE ASSETS, NET

At June 30, 2019 and December 31, 2018 intangible assets consist of:

	June 30,	December 31,
	2019	2018
Trade name and trademark	$1,562,332	$1,562,332
Customer list	2,459,596	2,388,139
Non-competition agreements	150,000	150,000
Domain name and other intangible assets	793,011	762,807
	4,964,939	4,863,278
Accumulated depreciation and amortization	(822,240)	(503,480)
Intangible assets, net	$4,142,699	$4,359,798

The Company’s trade names and trademarks were determined to have an indefinite life. The remaining definite lived intangible assets are primarily being amortized on a straight-line basis over their estimated useful lives.

Amortization expense was $137,047 and $299,462, respectively, for the three and six months ended June 30, 2019 and $33,358 and $66,716, respectively, for the three and six months ended June 30, 2018.

7. INVESTMENTS – RELATED PARTIES

Investments in Avalanche International Corp. (“AVLP”) and Alzamend Neuro, Inc. (“Alzamend”) at June 30, 2019 and December 31, 2018, are comprised of the following:

	June 30,	December 31,
	2019	2018
Investment in convertible promissory note of AVLP	$8,587,847	$6,943,997
Accrued interest in convertible promissory note of AVLP	1,468,431	1,004,317
Total investment in convertible promissory note of AVLP – Gross	10,056,278	7,948,314
Less: original issue discount	(1,675,274)	(2,336,693)
Total investment in convertible promissory note of AVLP	$8,381,004	$5,611,621

Investment in derivative instruments of AVLP	2,485,463	2,230,641
Investment in common stock of AVLP	784,540	812,858
Investment in common stock of Alzamend	206,250	—
Investment in derivative instruments and common stock of AVLP and Alzamend	$3,476,253	$3,043,499

Total investment in AVLP and Alzamend – Net	$11,857,257	$8,655,120

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2019

The following table summarizes the changes in our investments in AVLP and Alzamend during the six months ended June 30, 2019:

	Investment in
	warrants and	Investment in	Total
	common stock	convertible	investment
	of AVLP and	promissory	in AVLP and
	Alzamend	note of AVLP	Alzamend – Net
Balance at January 1, 2019	$3,043,499	$5,611,621	$8,655,120
Investment in convertible promissory notes of AVLP	—	1,027,847	1,027,847
Investment in common stock of AVLP and Alzamend	156,644	—	156,644
Fair value of derivative instruments issued by AVLP	616,003	—	616,003
Unrealized loss in derivative instruments of AVLP	(361,181)	—	(361,181)
Unrealized loss in common stock of AVLP and Alzamend	21,288	—	21,288
Accretion of discount	—	1,277,422	1,277,422
Accrued Interest	—	464,114	464,114
Balance at June 30, 2019	$3,476,253	$8,381,004	$11,857,257

The Company’s investments in AVLP, a related party controlled by Philou Ventures, LLC, or Philou, an affiliate of the Company, consist of convertible promissory notes, derivative instruments and shares of common stock of AVLP. At June 30, 2019, the Company has provided loans to AVLP in the principal amount $8,587,847 and, in addition to the 12% convertible promissory notes, AVLP has issued to the Company warrants to purchase 17,175,694 shares of AVLP common stock. The warrants entitle the Company to purchase up to 17,175,694 shares of AVLP common stock at an exercise price of $0.50 per share for a period of five years. The warrants were determined by the issuer to be financial derivative instruments. At June 30, 2019 and December 31, 2018, the Company recorded an unrealized loss on its investment in warrants of AVLP of $2,774,562 and $2,413,381, respectively, representing the difference between the cost basis and the estimated fair value of the warrants in the Company’s accumulated other comprehensive income in the stockholder's equity section of the Company’s consolidated balance sheet. During the three and six months ended June 30, 2019, the Company recognized, in other comprehensive loss, net unrealized gain (loss) on derivative securities of related party of $375,499 and ($361,181), respectively, which compares with a net unrealized loss on derivative securities of related party of $671,653 and $4,944,667, respectively during the three and six months ended June 30, 2018. The Company’s investment in AVLP will be revalued on each balance sheet date. The fair value of the Company’s holdings in the AVLP warrants was estimated using the Black-Scholes option-pricing method. The risk-free rate, which ranged between 1.75% and 2.60%, was derived from the U.S. Treasury yield curve, matching the term of our investment, in effect at the measurement date. The volatility factor which ranged between 68.7% and 85.0% was determined based on historical stock prices for similar technology companies with market capitalizations under $100 million. The warrant valuation is a Level 3 measurement.

In accordance with ASC No. 310, Receivables (“ASC 310”), the Company accounts for its convertible promissory notes in AVLP at amortized cost, which represents the amount at which the convertible promissory notes were acquired, adjusted for accrued interest and accretion of original issue discount and discount attributed to the fair value of the 17,175,694 warrants that the Company received in conjunction with its investment. Interest is accreted using the effective interest method. The Company records interest on an accrual basis and recognizes it as earned in accordance with the contractual terms of the convertible promissory notes, to the extent that such amounts are expected to be collected. An aggregate of $5,387,307 of original issue discount and discount attributed to the fair value of the warrants is being amortized as interest income through the maturity date. During the three and six months ended June 30, 2019, the Company recorded $657,613 and $1,277,422, respectively, of interest income for the discount accretion compared with $428,417 and $918,448, respectively, during the three and six months ended June 30, 2018. During the three and six months ended June 30, 2019, the Company recorded contractual interest attributed to the AVLP Notes and AVLP Loan Agreement of $253,923 and $464,114, respectively. During the three and six months ended June 30, 2018, the Company recorded contractual interest attributed to the AVLP Notes and AVLP Loan Agreement of $157,491 and $301,173, respectively.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2019

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

During the six months ended June 30, 2019 and the year ended December 31, 2018, the Company also acquired in the open market 77,500 shares of AVLP common stock for $46,644 and 430,942 shares of AVLP common stock for $417,169, respectively. At June 30, 2019, the closing market price of AVLP’s common stock was $0.80, a decline from $0.90 at December 31, 2018. The Company has determined that its investment in AVLP marketable equity securities are accounted for in accordance with ASC No. 820, Fair Value Measurements and Disclosures and based upon the closing market price of AVLP common stock at June 30, 2019, the Company’s investment in AVLP common stock had an unrealized gain of $44,368.

In aggregate, the Company has 980,675 shares of AVLP common stock which represents 17.3% of AVLP’s outstanding shares of common stock. The Company has determined that AVLP is a variable interest entity (“VIE”) as it does not have sufficient equity at risk. The Company does not consolidate AVLP because the Company is not the primary beneficiary and does not have a controlling financial interest. To be a primary beneficiary, an entity must have the power to direct the activities of a VIE that most significantly impact the VIE's economic performance, among other factors. Although the Company has made a significant investment in AVLP, the Company has determined that Philou, which controls AVLP through its equity investment and deemed to be more closely associated with AVLP, is the primary beneficiary. As a result, AVLP’s financial position and results of operations are not consolidated in our financial position and results of operations.

8. INVESTMENTS IN REAL ESTATE

On June 8, 2018, the Company entered into a limited partnership agreement, in which it agreed to become a limited partner in the partnership (the “NY Partnership”). The NY Partnership is a limited partner in the partnership that is responsible for the construction and related activities of a hotel in New York City. In connection with this transaction, the Company has agreed to finance a portion of the capital required by the NY Partnership. As of June 30, 2019, the Company had invested an aggregate of $1,869,000 in the NY Partnership and $100,000 in another real estate investment. The Company was initially required to make monthly capital contributions of $500,000 every thirty days until the Company’s commitment of $10 million was funded in full. The Company had received a waiver for its obligation to make monthly capital contributions through September 30, 2019 and on June 12, 2019, the agreement was restructured whereby DPW no longer has any further funding obligations until the hotel is open for business to the public.

9. OTHER INVESTMENTS, RELATED PARTIES

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

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2019

During December 2017, the Company issued 30,000 shares of its common stock to WT Johnson & Sons upon the conversion of Note A and WT Johnson subsequently sold the 30,000 shares. The proceeds from the sale of shares of common stock received upon the conversion of Note A were sufficient to satisfy the entire $2,267,766 obligation as well as an additional $400,500 of value added tax due to WT Johnson. Concurrent with entering into the exchange agreement, the Company received a promissory note in the amount of $2,668,266 from MTIX and cancelled Note B. At June 30, 2019 and December 31, 2018, the Company has valued the note receivable at $600,000, the carrying amount of Note A. The Company will recognize the remainder of the amount due from MTIX upon payment of the promissory note by MTIX.

Israeli Property

During the year ended December 31, 2017, our President, Amos Kohn, purchased certain real property that serves as a facility for the Company’s business operations in Israel. The Company made $300,000 of payments to the seller of the property and received a 28% undivided interest in the real property (the “Property”). The Company’s subsidiary, Coolisys, entered into a Trust Agreement and Tenancy in Common Agreement with Roni Kohn, who owns a 72% interest in the Property, the daughter of Mr. Kohn and an Israeli citizen. The Property was purchased to serve as a residence/office facility for the Company in order to oversee its Israeli operations and to expand its business in the high-tech industry located in Israel. Pursuant to the Trust Agreement, Ms. Kohn will hold and manage Coolisys’ undivided 28% interest in the Property. The trust will be in effect until it is terminated by mutual agreement of the parties. During the term of the trust, Ms. Kohn will not sell, lease, sublease, transfer, grant, encumber, change or effect any other disposition with respect to the Property or Coolisys’ interest without the Company’s approval.

Under the Tenancy in Common Agreement, Coolisys and its executive officers shall have the exclusive rights to use the Property for the Company and its affiliates’ business operations. The Property shall be managed by Ms. Kohn. Further, pursuant to the Tenancy in Common Agreement, for each completed calendar month of employment of Mr. Kohn by the Company, Ms. Kohn shall have the right to purchase a portion of the Company’s interest in the Property. Such right shall fully vest at the end of five years of continuous employment and the Trustee shall have the right to purchase the Company’s 28% interest in the Property for a nominal value. The Company will amortize its $300,000 investment over ten years, subject to a cliff vesting after five years. During the three and six months ended June 30, 2019, the Company recognized $7,500 and $15,000, respectively, in amortization expense. If Mr. Kohn is not employed by the Company, the Company shall have the right to demand that Ms. Kohn purchase the Company’s remaining interest in the Property that was not subject to vesting for the fair market value of such unvested Property interest.

10. ACQUISITIONS

The following pro forma data for the three and six months ended June 30, 2018, summarizes the results of operations for the period indicated as if the Enertec acquisition, which closed on May 23, 2018, had been completed as of the beginning of the period presented. The pro forma data gives effect to actual operating results prior to the acquisition. These pro forma amounts do not purport to be indicative of the results that would have been obtained if the acquisition occurred as of the beginning of the period presented or that may be obtained in future periods:

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2019

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2018	June 30, 2018
Total Revenue	$6,402,873	$14,177,103
Net loss	$(8,976,963)	$(15,113,577)
Less: Net loss attributable
to non-controlling interest	108,649	144,080
Net loss attributable to DPW Holdings	$(8,868,314)	(14,969,497)
Preferred dividends	(108,049)	(108,049)
Net loss available to common stockholders	$(8,976,363)	$(15,077,546)

Basic and diluted net loss per common share	$(133.75)	$(267.51)

Basic and diluted weighted average
common shares outstanding	67,115	56,362

Comprehensive Loss
Loss available to common shareholders	$(8,976,363)	$(15,077,546)
Other comprehensive income (loss)
Change in net foreign currency
translation adjustments	(158,306)	(131,849)
Net unrealized loss on derivative
securities of related party	(704,811)	(5,445,925)
Other comprehensive income (loss)	(863,117)	(5,577,774)
Total Comprehensive loss	$(9,839,480)	$(20,655,320)

11. STOCK-BASED COMPENSATION

Under the Company's 2018 Stock Incentive Plan (the “2018 Plan”), 2017 Stock Incentive Plan (the “2017 Plan”), 2016 Stock Incentive Plan (the “2016 Plan”) and the 2012 Stock Option Plan, as amended (the “2012 Plan”) (collectively, the “Plans”), options may be granted to employees, officers, consultants, service providers and directors of the Company. The Plans, as amended, provide for the issuance of a maximum of 21,716 shares of the Company’s common stock.

Options granted under the Plans have an exercise price equal to or greater than the fair value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant. Typically, options granted generally become fully vested after four years. Any options that are forfeited or cancelled before expiration become available for future grants. The options expire between 5 and 10 years from the date of grant. Restricted stock awards granted under the Plans are subject to a vesting period determined at the date of grant. As of June 30, 2019, an aggregate of 13,014 of the Company's options are still available for future grant.

During the six months ended June 30, 2019, the Company did not grant any options. During the six months ended June 30, 2018, the Company granted 1,250 options to its employees from the Plans and also granted 3,622 options outside of the Plans. These options become fully vested after four years. The Company estimated that the grant date fair value of options granted utilizing the Black-Scholes option pricing model during the six months ended June 30, 2018 was $513,510, which is being recognized as stock-based compensation expense over the requisite four-year service period. During the six months ended June 30, 2019 and 2018, the Company also issued 9,375 and 1,979, respectively, shares of common stock to its consultants and service providers. The Company estimated the grant date fair value of these shares of common stock was $253,019 and $2,640,102 respectively, which was determined from the closing price of the Company’s common stock on the date of issuance.

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

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2019

During the six months ended June 30, 2018, the Company estimated the fair value of stock options granted using the Black-Scholes option pricing model with the following weighted average assumptions:

Six Months Ended
June 30, 2018
Weighted average risk-free interest rate	2.41% — 2.80%
Weighted average life (in years)	4.75
Volatility	124.7% — 131.7%
Expected dividend yield	0%
Weighted average grant-date fair value per share of options granted	$1,527.94

The options outstanding as of June 30, 2019, have been classified by exercise price, as follows:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$480.00 - $560.00	3,725	7.02	$537.76	2,485	$533.15
$1,056.00 - $1,104.00	213	8.03	$1,098.35	99	$1,091.91
$1,208.00 - $1,352.00	72	3.08	$1,306.78	72	$1,306.78
$480.00 - $1,352.00	4,009	7.01	$581.26	2,656	$574.95

Issuances outside of Plans
$640.00 - $1,856.00	4,997	6.90	$1,043.45	1,435	$1,141.96

Total Options
$480.00 - 1,856.00	9,006	6.95	$837.69	4,091	$773.82

The total stock-based compensation expense related to stock options and stock awards issued pursuant to the Plans to the Company’s employees, consultants and directors, included in reported net loss for the three and six months ended June 30, 2019 and 2018, is comprised as follows:

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2019

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Cost of revenues	$-	$-	$-	$4,874
Engineering and product development	-	-	-	13,650
Selling and marketing	-	-	-	11,922
General and administrative	162,764	843,016	325,090	1,507,181
Stock-based compensation from Plans	$162,764	$843,016	$325,090	$1,537,627
Stock-based compensation from issuances outside of Plans	208,231	530,310	667,193	1,273,913
Total Stock-based compensation	$370,995	$1,373,326	$992,283	$2,811,540

The combination of stock-based compensation of $325,090 from the issuances of equity-based awards pursuant to the Plans and stock-based compensation attributed to stock awards of $253,019 and options of $414,174, which were issued outside of the Plans, resulted in aggregate stock-based compensation of $370,995 and $992,283 during the three and six months ended June 30, 2019.

A summary of option activity under the Company's stock option plans as of June 30, 2019, and changes during the six months ended are as follows:

		Outstanding Options
				Weighted
			Weighted	Average
	Shares		Average	Remaining	Aggregate
	Available	Number	Exercise	Contractual	Intrinsic
	for Grant	of Shares	Price	Life (years)	Value
January 1, 2019	12,695	4,328	$576.40	7.52	$0
Forfeited	319	(319)	$515.61
June 30, 2019	13,014	4,009	$581.26	7.01	$0

As of June 30, 2019, there was $484,062 of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted average period of 2.8 years.

12. WARRANTS

During the six months ended June 30, 2019, the Company issued a total of 734,443 warrants at an average exercise price of $10.33 per share.

(i)	On April 2, 2019, the Company issued warrants to purchase an aggregate of 388,888 shares of Common Stock at an initial exercise price of $18.00 per share and (the “Common Warrants”) and (b) pre-funded warrants to purchase up to 317,500 shares of our Common Stock at an initial exercise price of $0.40 per share (the “Pre-Funded Warrants”) in connection with an underwriting agreement with A.G.P./Alliance Global Partners (the “Underwriter”). In addition, the Company has also issued the Underwriter a warrant to purchase a maximum of 15,555 additional shares of common stock at an initial exercise price of $19.80 per share (See Note 20).

(ii)	On May 20, 2019, the Company issued warrants to purchase an aggregate of 12,500 shares of common stock at an exercise price equal to $8.80 per share of common stock in connection with the issuance of a 4% Original Issue Discount Convertible Promissory Note in the aggregate principal amount of $660,000.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2019

The following table summarizes information about common stock warrants outstanding at June 30, 2019:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$0.00	6,500	4.76	$0.00	6,500	$0.00
$8.00	397	7.35	$8.00	397	$8.00
$12.00	12,500	4.86	$12.00	12,500	$12.00
$19.80	15,555	4.76	$19.80	0	$19.80
$440.00	355	3.36	$440.00	355	$440.00
$480.00	94	3.84	$480.00	94	$480.00
$528.00	186	3.34	$528.00	186	$528.00
$560.00	2,657	3.37	$560.00	2,657	$560.00
$600.00	170	2.88	$600.00	170	$600.00
$640.00	603	1.20	$640.00	603	$640.00
$696.00	2,155	3.87	$696.00	2,155	$696.00
$752.00	9,614	3.88	$752.00	9,614	$752.00
$800.00	350	3.45	$800.00	350	$800.00
$880.00	947	2.18	$880.00	947	$880.00
$920.00	2,126	3.74	$920.00	2,126	$920.00
$1,040.00	1,243	3.79	$1,040.00	1,243	$1,040.00
$1,080.00	1,389	3.87	$1,080.00	1,389	$1,080.00
$1,760.00	781	3.57	$1,760.00	781	$1,760.00
$1,800.00	140	3.57	$1,800.00	140	$1,800.00
$2,000.00	203	3.57	$2,000.00	203	$2,000.00
$8.00 - $2,000.00	57,965	3.81	$334.01	42,410	$449.25

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

The Company utilized the Black-Scholes option pricing model and the assumptions used during the six months ended June 30, 2019 and 2018:

	Six Months Ended
	June 30, 2019	June 30, 2018
Weighted average risk-free interest rate	2.18% — 2.28%	2.41% — 2.94%
Weighted average life (in years)	5.0	4.8
Volatility	87.5%	124.8% — 138.4%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of warrants granted	$10.48	$629.64

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2019

13. OTHER CURRENT LIABILITIES

At June 30, 2019 and December 31, 2018 other current liabilities consist of:

	June 30,	December 31,
	2019	2018
Accrued payroll and payroll taxes	$1,288,503	$1,497,470
Other accrued expenses	483,731	370,932
	$1,772,234	$1,868,402

14. LEASES

We have operating leases for office space and restaurant locations. Our leases have remaining lease terms of 3 months to 9 years, some of which may include options to extend the leases perpetually, and some of which may include options to terminate the leases within 1 year.

The following table provides a summary of leases by balance sheet location as of June 30, 2019:

June 30, 2019
Operating right-of-use assets	$3,669,613
Operating lease liability - current	$786,740
Operating lease liability - non-current	$2,944,162

The components of lease expenses for the six months ended June 30, 2019, were as follows:

Six
Months Ended
June 30, 2019
Operating lease cost	$534,785
Short-term lease cost	-
Variable lease cost	$234,327

The following tables provides a summary of other information related to leases for the six months ended June 30, 2019:

June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$710,024
Right-of-use assets obtained in exchange for new operating lease liabilities	$-
Weighted-average remaining lease term - operating leases	5.75 years
Weighted-average discount rate - operating leases	10%

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2019

Maturity of lease liabilities under our non-cancellable operating leases as of June 30, 2019, are as follows:

Payments due by period
2019 (Remainder)	$581,895
2020	1,039,687
2021	779,008
2022	501,411
2023	514,895
Thereafter	1,582,121
Total lease payments	4,999,017
Less interest	(1,268,115)
Present value of lease liabilities	$3,730,902

Information for our leases for the year ended December 31, 2018, under ASC Topic 840, Leases, follows for comparative purposes.

15. ADVANCES ON FUTURE RECEIPTS

During the three months ended March 31, 2019, the Company received funding as a result of entering into three Agreements for the Purchase and Sale of Future Receipts (collectively, the “Agreements on Future Receipts”). The Company sold in the aggregate $568,123 in future receipts of the Company for $395,095. During 2019, the Company had repaid $674,228. The Company recorded a discount in the amount of $173,028 in connection with these three agreements, based upon the difference between the amount of future receipts sold and the actual proceeds received by the Company. During the three and six months ended June 30, 2019, non-cash interest expense of $82,525 and $177,896, respectively, was recorded from the amortization of debt discounts.

16. NOTES PAYABLE

Notes Payable at June 30, 2019 and December 31, 2018, are comprised of the following.

	June 30,	December 31,
	2019	2018
Dominion	$2,900,000	$—
12% short-term promissory note	1,000,000	1,000,000
15% May short-term promissory note	805,000	—
Other short-term notes payable	781,699	1,033,553
12% September short-term promissory notes	526,316	789,473
8% short-term promissory notes	636,300	1,272,600
October short-term promissory note	—	565,000
Notes payable to Wells Fargo	291,460	291,988
Note payable to Dept. of Economic and Community Development	244,984	260,169
Microphase short-term promissory note	—	200,000
Note payable to Power-Plus Member	13,250	13,250
Note payable to People's United Bank	20,000	18,589
Short term bank credit	1,661,402	1,586,864
Total notes payable	8,880,411	7,031,486
Less:
Unamortized debt discounts	(237,131)	(151,499)
Unamortized financing cost	(70,082)	(7,541)
Total notes payable, net of financing cost	$8,573,198	$6,872,446
Less: current portion	(8,121,751)	(6,388,787)
Notes payable – long-term portion	$451,447	$483,659

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2019

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

On January 23, 2019, the Company entered into an Exchange Agreement (the “January Exchange Agreement”) with one of the institutional investors pursuant to which the Company issued to the investor two new 8% promissory notes in the aggregate principal amount of $1,043,799 (the “New Notes”) in exchange for one of the 8% Short-Term Promissory Notes in the aggregate principal amount of $318,150, the October short-term promissory note in the aggregate principal amount of $565,000 and accrued interest of $160,649.

Pursuant to the January Exchange Agreement, the investor received 10,918 shares of common stock of the Company issued under the Company’s Registration Statement on Form S-3 (File No. 333-222132) in satisfaction of the New Notes. Further, since the investor’s proceeds from the sale of all 10,918 shares of common stock received were not equal to the outstanding principal balance of the New Notes, the Company was required to pay to the investor the difference, which amounted to $244,898, in cash or through the delivery of free trading shares of common stock. The Company recognized additional interest expense for the difference of $244,898. On March 19, 2019, the Company issued to the investor an additional 2,551 shares of the Company’s common stock, with a value of $73,016, in partial satisfaction of the liability, resulting in a remaining balance due of $171,882 which was paid during June 2019.

February 2019 Exchange Agreement

On February 20, 2019, the Company entered into an Exchange Agreement (the “February Exchange Agreement”) with another one of the institutional investors pursuant to which the Company issued to the investor a new 8% promissory note in the principal amount of $433,884 (the “New Note”) in exchange for principal and accrued interest on the 8% Short-Term Promissory Note (the “Old Note”).

Pursuant to the February Exchange Agreement, the investor received 4,520 shares of common stock of the Company issued under the Company’s Registration Statement on Form S-3 (File No. 333-222132) in satisfaction of the New Note. Further, since the investor’s proceeds from the sale of all 4,520 shares of common stock received were not equal to the outstanding principal balance of the New Note, the Company is required to pay the difference, which amounted to $289,954, to the investor in cash or through the delivery of free trading shares of common stock. The Company recognized additional interest expense for the difference of $289,954. On April 4, 2019, the Company issued to the investor an additional 9,375 shares of the Company’s common stock, with a value of $108,523, in partial satisfaction of the liability, resulting in a remaining balance due of $183,822 which was paid during June 2019.

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

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2019

17. NOTES PAYABLE – RELATED PARTIES

Notes Payable – Related parties at June 30, 2019 and December 31, 2018, are comprised of the following.

	June 30,	December 31,
	2019	2018
Notes payable to Microphase former officers and employees	$284,317	$308,984
Total notes payable	284,317	308,984
Less: current portion	(162,674)	(166,925)
Notes payable – long-term portion	$121,643	$142,059

18. CONVERTIBLE NOTES

Convertible Notes Payable at June 30, 2019 and December 31, 2018 are comprised of the following.

	June 30,	December 31,
	2019	2018
10% Convertible secured notes	$—	$7,997,126
4% Convertible promissory note	660,000	—
Total convertible notes payable	660,000	7,997,126
Less:
Unamortized debt discounts	(396,205)	(1,189,276)
Unamortized financing cost	—	(65,356)
Total convertible notes payable, net of financing cost	$263,795	$6,742,494

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

On January 9, 2019, the 10% Convertible Note was amended to revise the amortization schedule such that the conversion price on eleven monthly amortization payments in the principal amount $309,193 each, at the request of the holder, shall be satisfied by the issuance of shares of the Company’s common stock. The conversion price on these monthly amortization payments was reduced from $8.00 per share of common stock to a price equal to the greater of (i) $2.40 per share (the closing price of the Company’s common stock on January 9, 2019) or (ii) 80% of the lowest daily VWAP in the three days prior to the date of issuance, but not to exceed $8.00 per share. Further, the Company shall have the right to pay the monthly amortization payment in cash within 72 hours by advising the investor within two hours of receipt of any conversion notice. The amendment to the embedded conversion option of the 10% Convertible Note caused a material change in the fair value of the embedded conversion options and resulted in a loss on extinguishment of $807,784.

Between January 4, 2019 and February 21, 2019, the Company issued to the investor 8,412 shares of its common stock upon the conversion of $1,053,351 in principal and accrued interest. The investor received $660,337 from the sale of these shares of common stock. In accordance with the January 9, 2019 amendment, the Company is required to pay the difference between the conversion amount and the proceeds received from the subsequent sale of the shares by the investor, which amounted to $393,014. The Company recognized additional interest expense in the amount of $393,014.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2019

On April 2, 2019, the Company repaid principal of $3,000,000 and accrued interest of $1,125,000 on the Additional 10% Convertible Notes and between April 2, 2019 and June 18, 2019 repaid the balance due on the 10% Convertible Note.

19. COMMITMENTS AND CONTINGENCIES

On July 31, 2018, a stockholder derivative complaint was filed in the United States District Court for the Central District of California against the Company as the nominal defendant, as well as its current directors and a former director styled Ethan Young and Greg Young, Derivatively on Behalf of Nominal Defendant, DPW Holdings, Inc. v. Milton C. Ault, III, Amos Kohn, William B. Horne, Jeff Bentz, Mordechai Rosenberg, Robert O. Smith, and Kristine Ault and DPW Holdings, Inc., as the nominal defendant (Case No. 18-cv-6587) (the “Complaint”).

The Complaint alleges violations of state law and breaches of fiduciary duty, unjust enrichment and gross mismanagement by the individual defendants as, in the view of the plaintiffs, the Company has entered into poorly advised loan transactions and related party transactions. The Company and the individual defendants believe that these claims are without merit and intend to vigorously defend themselves. The Company and the individual defendants moved to dismiss the Complaint and on February 25, 2019, the Court granted the motion to dismiss but granted plaintiffs leave to amend their Complaint.  On March 11, 2019, plaintiffs filed their amended complaint asserting violations of breaches of fiduciary duties and unjust enrichment claims based on the previously pled transactions. On March 25, 2019, the Company and the individual defendants filed a motion to dismiss the amended complaint.  On May 21, 2019, the Court granted in part and denied in part the Motion to Dismiss the Amended Complaint.  Specifically, the May 21, 2019 Order granted so much of Defendants’ Motion to Dismiss the Amended Complaint that sought to dismiss Directors Robert O. Smith, Jeff Bentz, and Mordechai Rosenberg as parties.

On July 8, 2019, the Court held a scheduling conference wherein the Court set a trial date of August 25, 2020.

Based on the Company’s assessment of the facts underlying the claims, the uncertainty of litigation, and the preliminary stage of the case, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action. However, an unfavorable outcome may have a material adverse effect on the Company’s business, financial condition and results of operations.

On November 28, 2018, Blockchain Mining Supply and Services, Ltd, a vendor who sold computers to the Company’s subsidiary, filed in the United States District Court for the Southern District of New York against Super Crypto Mining, Inc. and the Company (Case No. 18-cv-11099). The Complaint asserted claims for breach of contract and promissory estoppel against the Company and its subsidiary arising from the subsidiary’s failure to satisfy a purchase agreement.  The Complaint seeks damages in the amount of $1,388,495, which approximates the amount of the reserve established.

On February 4, 2019, pursuant to the Court’s Rules, the Company requested a pre-motion Conference with the Court.  On April 16, 2019, the Court held a pre-motion Conference in connection with the Company’s anticipated motion to dismiss.  To date, however, the Court has not set a briefing schedule in connection with the Company’s anticipated motion to dismiss.

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

JUNE 30, 2019

20. STOCKHOLDERS’ EQUITY

Amendments to Certificate of Incorporation

On January 3, 2019, the Company filed a certificate of amendment (the “Certificate of Amendment”) to its Certificate of Incorporation, with the Secretary of State of the State of Delaware, to effectuate an increase to the number of authorized shares of common stock of the Company. Pursuant to the Certificate of Amendment, the Company increased the number of authorized shares of its Class A common stock to 500,000,000 from 200,000,000 (the “Authorized Increase”). The number of authorized shares of the Company’s Class B common stock remains at 25,000,000 and the number of authorized shares of the Company’s preferred stock remains at 25,000,000. As a result of the increase of authorized shares of the Company’s Class A common stock, the aggregate number of the Company’s authorized shares is 550,000,000. The Authorized Increase was approved by the Company’s Board of Directors (the “Board”) as of December 28, 2018, and approved by a vote of the stockholders of the Company at the December 28, 2018 Annual Meeting of Stockholders. The Certificate of Amendment became effective upon filing with the State of Delaware on January 3, 2019.

On March 14, 2019, pursuant to the authorization provided by the Company’s stockholders at a Special Meeting of Stockholders, the Company’s Board approved the Certificate of Incorporation Amendment (the “COI Amendment”) to effectuate a reverse stock split of the common stock of the Company’s issued and outstanding number of such shares by a ratio of one-for-twenty (the “Reverse Stock Split”). The Company filed the COI Amendment to its Certificate of Incorporation with the State of Delaware effectuating the Reverse Stock Split on March 14, 2019. As a result of the Reverse Stock Split, each twenty (20) shares of common stock issued and outstanding prior to the Reverse Stock Split were converted into one (1) share of common stock, with no change in authorized shares or par value per share.

At the Company’s reconvened 2019 Annual Meeting of Stockholders, the Company’s stockholders approved a proposal permitting the Board to effectuate a second reverse stock split (the “Second Reverse Stock Split”) of the Company’s issued and outstanding common stock. Thereafter, on July 23, 2019, the Board approved the Second Reverse Stock Split with a ratio of one-for-forty. As a result of the Second Reverse Stock Split, each forty (40) shares of common stock issued and outstanding prior to the Second Reverse Stock Split were converted into one (1) share of common stock, with no change in authorized shares or par value per share. The Second Reverse Stock Split became effective in the State of Delaware on August 5, 2019.

Preferred Stock

The Company is authorized to issue 25,000,000 shares of Preferred Stock $0.001 par value. The Board has designated 1,000,000 shares as Series A Convertible Preferred Stock (the “Series A Preferred Stock”), 500,000 shares as Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and 2,500 shares as Series C Convertible Redeemable Preferred Stock (the “Series C Preferred Stock”). The rights, preferences, privileges and restrictions on the remaining authorized 23,497,500 shares of Preferred Stock have not been determined. The Board is authorized to designate a new series of preferred shares and determine the number of shares, as well as the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred shares. As of June 30, 2019, there were 7,040 shares of Series A Preferred Stock, 125,000 shares of Series B Preferred Stock and no other shares of Preferred Stock issued or outstanding.

Common Stock

Common stock confers upon the holders the rights to receive notice to participate and vote at any meeting of stockholders of the Company, to receive dividends, if and when declared, and to participate in a distribution of surplus of assets upon liquidation of the Company. The Class B common stock carries the voting power of 10 shares of Class A common stock.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2019

2019 Issuances

Issuance of Common Stock pursuant to the At the Market Offering

On October 10, 2018, the Company entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with Wilson-Davis & Co., Inc., as sales agent (the “Agent”) to sell shares of its common stock, having an aggregate offering price of up to $25,000,000 (the “Shares”) from time to time, through an “at the market offering” program (the “WDCO ATM Offering”). During the six months ended June 30, 2019, the Company had received gross proceeds of $4,656,051 through the sale of 119,791 shares of the Company’s common stock through the WDCO ATM Offering. The offer and sale of the shares through the WDCO ATM Offering were made pursuant to our then effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-222132) filed with the SEC on December 18, 2017, amended on January 8, 2018, and declared effective by the SEC on January 11, 2018, and a prospectus supplement related to the WDCO ATM Offering, dated October 15, 2018.

Public Offering

On March 29, 2019, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with A.G.P./Alliance Global Partners (the “Underwriter”), pursuant to which the Company agreed to issue and sell an aggregate of (a) 71,388 shares of its common stock (the “Shares”) together with warrants to purchase 71,388 shares of common stock (the “Common Warrants”) and (b)  pre-funded warrants to purchase up to 317,500 shares of its common stock (the “Pre-Funded Warrants”) together with a number of Common Warrants to purchase 317,500 shares of common stock (the “Offering”). The Shares were sold to the purchasers at the public offering price of $17.60 per share (the “Offering Price”). The Common Warrants were sold at a public offering price of $0.40 per Common Warrant. The Pre-Funded Warrants were offered to each purchaser whose purchase of the Shares and the Common Warrant in the Offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the purchaser, 9.99%) of the Company’s outstanding common stock immediately following the consummation of the Offering. The purchase price of each Pre-Funded Warrant equaled the Offering Price at which the Shares were sold to the public in the Offering, minus $0.40, and the exercise price of each Pre-Funded Warrant equaled $0.40 per share. In addition, the Company has also issued the Underwriter a warrant to purchase a maximum of 15,550 additional shares of common stock at an initial exercise price of $19.80 per share, with a term of five years (the “Underwriter Warrants”).

The Common Warrants are exercisable at any time after the date of issuance at an exercise price of $0.45 per share. However, since the volume weighted average price of the Company’s common stock on or after May 2, 2019, was less than $0.45 per share, the Common Warrant is exercisable by means of a cashless exercise such that the holder of the Common Warrant shall receive one common share for each warrant held.

Upon issuance, the Common Warrants, Pre-Funded Warrants and Underwriter Warrants (the “Offering Warrants”) were recorded at fair value and classified as a liability. Since the fair value of the Offering Warrants exceeded the proceeds from the Offering the Company recognized a loss on issuance of warrants of $1,763,481. The fair value of the Offering Warrants was re-measured at each financial reporting period and immediately before exercise, with any changes in fair value recorded as change in fair value of warrant liability in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The fair value at issuance was calculated using a Black-Scholes option pricing model using a risk-free interest rate of 2.28%, an expected life of 5 years, expected dividends of zero and expected volatility of 87.51%.

The Company received net proceeds from the Offering of $6,204,717, after deducting underwriting discounts and commissions and offering expenses. The Company used the net proceeds from the Offering primarily for the repayment of debt.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2019

The Offering closed on April 2, 2019 and as of June 30, 2019, the Company had issued a total of 699,887 shares of its common stock, inclusive of shares issued pursuant to the exercise of 317,500 Pre-Funded Warrants and 382,387 shares issued pursuant to the cashless exercise of the Common Warrants.

Issuance of Common Stock for Services

During the six months ended June 30, 2019, the Company issued to its consultants a total 9,375 shares of its common stock with an aggregate value of $253,019, an average of $26.99 per share for services rendered.

Issuance of common stock for conversion of debt

During the six months ended June 30, 2019, principal and accrued interest of $2,128,878 and $479,579, respectively, on the Company’s debt securities was satisfied through the issuance of 26,402 shares of the Company’s common stock.

Issuance of common stock in payment of accrued liability

During the six months ended June 30, 2019, the Company issued 9,375 shares of its common stock in satisfaction of an accrued liability of $108,523.

21. RELATED PARTY TRANSACTIONS

a.	The Company and AVLP entered into a Loan and Security Agreement (“AVLP Loan Agreement”) with an effective date of August 21, 2017, pursuant to which the Company will provide AVLP a non-revolving credit facility of up to $10,000,000 for a period ending on August 21, 2019, subject to the terms and conditions stated in the Loan Agreement, including that the Company having available funds to grant such credit. At June 30, 2019, the Company has provided loans to AVLP in the principal amount $8,587,847 and, in addition to the 12% convertible promissory notes, AVLP has issued to the Company warrants to purchase 17,175,694 shares of AVLP common stock. Under the terms of the AVLP Loan Agreement, any notes issued by AVLP are secured by the assets of AVLP. As of June 30, 2019, the Company recorded contractual interest receivable attributed to the AVLP Loan Agreement of $1,468,431.

During the six months ended June 30, 2019 and the year ended December 31, 2018, the Company also acquired in the open market 77,500 shares of AVLP common stock for $46,644 and 430,942 shares of AVLP common stock for $417,169, respectively. At June 30, 2019, the Company’s investment in AVLP common stock had an unrealized gain of $44,368.

Philou is AVLP’s controlling shareholder. Mr. Ault is Chairman of AVLP’s Board of Directors and the Chairman of the Board. Mr. William B. Horne is the Chief Financial Officer and a director of AVLP and the Company.

In March 2017, the Company was awarded a $50 million purchase order by MTIX to manufacture, install and service the Multiplex Laser Surface Enhancement (“MLSE”) plasma-laser system. At June 30, 2019, the Company had recorded a receivable from MTIX of $1,238,856 and during the six months ended June 30, 2019, the Company had received payments from MTIX of $2,676,219. The receivable was primarily the result of revenues recognized during the year ended December 31, 2018, and reflected on the financial statements as accounts receivable, related party.

b.	During the six months ended June 30, 2019, the Company acquired 137,500 shares of common stock of Alzamend from a third party for $110,000 consisting of the cancellation of principal and interest due the Company of $91,483 and cash of $18,517. AVLP provides management, consulting and financial services to Alzamend.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2019

22. SEGMENT, CUSTOMERS AND GEOGRAPHICAL INFORMATION

The Company has five reportable segments as of June 30, 2019, and had two reportable segments as of June 30, 2018; see Note 1 for a brief description of the Company’s business.

The following data presents the revenues, expenditures and other operating data of the Company’s geographic operating segments and presented in accordance with ASC No. 280.

	Three Months ended June 30, 2019
	DPC	DP Limited	Enertec	SC Mining	I.AM	Total
Revenue	$1,839,619	$525,928	$2,175,651	$—	$—	$4,541,198
Revenue, cryptocurrency
mining	—	—	—	256,116	—	256,116
Revenue, restaurant operations	—	—	—	—	1,161,132	1,161,132
Revenue, lending activities	189,621	—	—	—	—	189,621
Total revenues	$2,029,240	$525,928	$2,175,651	$256,116	$1,161,132	$6,148,067

Depreciation and
amortization expense	$69,755	$19,110	$128,434	$716,573	$230,873	$1,164,745

Loss from operations	$(445,966)	$(1,763)	$(110,218)	$(746,448)	$(328,117)	$(1,632,512)
Capital expenditures for
segment assets, as of
June 30, 2019	$5,025	$69,067	$8,162	$—	$1,746	$84,000

Identifiable assets as of
June 30, 2019	$31,591,172	$1,572,830	$11,553,254	$5,786,092	$1,920,049	$52,423,397

	Three Months ended June 30, 2018
	DPC	DP Limited	Enertec	SC Mining	I.AM	Total
Revenue	$2,718,117	$411,971	$1,217,870	$—	$—	$4,347,958
Revenue, cryptocurrency
mining	—	—	—	718,757	—	718,757
Revenue, related party	1,765,875	—	—	—	—	1,765,875
Revenue, restaurant operations	—	—	—	—	502,492	502,492
Revenue, lending activities	108,752	—	—	—	—	108,752
Total revenues	$4,592,744	$411,971	$1,217,870	$718,757	$502,492	$7,443,834

Depreciation and
amortization expense	$9,669	$13,643	$9,718	$577,093	$—	$610,123

Loss from operations	$781,523	$(198,889)	$146,162	$(985,695)	$(1,009)	$(257,908)
Capital expenditures for
segment assets, as of
June 30, 2018	$32,112	$—	$31,668	$1,640,985	$22,658	$1,727,423

Identifiable assets as of June 30, 2018	$28,650,534	$1,390,132	$12,500,975	$8,784,920	$2,114,739	$53,441,300

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2019

	Six Months ended June 30, 2019
	DPC	DP Limited	Enertec	SC Mining	I.AM	Total
Revenue	$4,336,536	$1,082,442	$4,673,871	$—	$—	$10,092,849
Revenue, cryptocurrency
mining	—	—	—	284,920	—	284,920
Revenue, restaurant operations	—	—	—	—	$2,334,631	2,334,631
Revenue, lending activities	374,710	—	—	—	—	374,710
Total revenues	$4,711,246	$1,082,442	$4,673,871	$284,920	$2,334,631	$13,087,110

Depreciation and
amortization expense	$139,901	$38,907	$283,356	$1,433,145	$230,874	$2,126,183

Loss from operations	$(963,342)	$(2,688)	$(160,106)	$(1,488,871)	$(432,470)	$(3,047,477)
Capital expenditures for
segment assets, as of
June 30, 2019	$8,818	$69,067	$8,162	$—	$7,559	$93,606

Identifiable assets as of
June 30, 2019	$31,591,172	$1,572,830	$11,553,254	$5,786,092	$1,920,049	$52,423,397

	Six Months ended June 30, 2018
	DPC	DP Limited	Enertec	SC Mining	I.AM	Eliminations	Total
Revenue	$5,557,813	$737,734	$1,217,870	$—	$—	$—	$7,513,417
Revenue, cryptocurrency
mining	—	—	—	956,253	—	—	956,253
Revenue, related party	3,558,767	—	—	—	—	—	3,558,767
Revenue, restaurant operations	—	—	—	—	502,492	—	502,492
Revenue, lending activities	108,752	—	—	—	—	—	108,752
Inter-segment revenues	4,513	—	—	—	—	(4,513)	—
Total revenues	$9,229,845	$737,734	$1,217,870	$956,253	$502,492	$(4,513)	$12,639,681

Depreciation and
amortization expense	$85,905	$31,024	$9,718	$631,981	$—	$—	$758,628

Loss from operations	$(1,069,831)	$(451,408)	$146,162	$(1,850,117)	$(1,009)	$—	$(3,226,203)
Capital expenditures for
segment assets, as of
June 30, 2018	$343,335	$1,319	$31,668	$8,806,778	$22,658	$—	$9,205,758

Identifiable assets as of
June 30, 2018	$28,650,534	$1,390,132	$12,500,975	$8,784,920	$2,114,739	$—	$53,441,300

Concentration Risk:

The following tables provide the percentage of total revenues for the three and six months ended June 30, 2019 and 2018 attributable to a single customer from which 10% or more of total revenues are derived.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019		June 30, 2019

	Total Revenues	Percentage of	Total Revenues	Percentage of
	by Major	Total Company	by Major	Total Company
	Customers	Revenues	Customers	Revenues
Customer A	$1,429,455	23%	$2,845,541	22%

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2019

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018		June 30, 2018

	Total Revenues	Percentage of	Total Revenues	Percentage of
	by Major	Total Company	by Major	Total Company
	Customers	Revenues	Customers	Revenues
Customer B	$1,765,875	24%	$3,558,767	28%

Revenue from Customer A is attributable to Enertec. Revenue from Customer B relates to MTIX, a related party, and is attributable to Coolisys. Further, at June 30, 2019, MTIX represented all the Company’s accounts and other receivable, related party.

For the three and six months ended June 30, 2019 and 2018, total revenues from external customers divided on the basis of the Company’s product lines are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Commercial products	$3,458,423	$5,136,154	$6,894,273	$8,801,223
Defense products	2,689,644	2,307,680	6,192,837	3,838,458
Total revenues	$6,148,067	$7,443,834	$13,087,110	$12,639,681

Financial data relating to geographic areas:

The Company’s total revenues are attributed to geographic areas based on the location. The following table presents total revenues for the three and six months ended June 30, 2019 and 2018. Other than as shown, no foreign country or region contributed materially to revenues or long-lived assets for these periods:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
North America	$3,320,231	$5,613,714	$7,069,371	$10,432,320
Middle East	2,175,651	1,217,870	4,488,553	1,217,870
Europe	481,566	377,933	1,029,565	644,588
Other	170,619	234,317	499,621	344,903
Total revenues	$6,148,067	$7,443,834	$13,087,110	$12,639,681

23. SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2019, and thru the date of this report being issued and has determined that it does not have any material subsequent events to disclose in these financial statements except for the following.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2019

 Ascendiant ATM Offering

On August 6, 2019, the Company entered into an At-The-Market Issuance Sales Agreement with Ascendiant Capital Markets, LLC, as sales agent to sell shares of the Company’s common stock having an aggregate offering price of up to $5,500,000 (the “ATM Offering”). The offer and sale of the Company’s common stock will be made pursuant to the Company’s effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-222132) filed with the Securities and Exchange Commission (the “SEC”) on December 18, 2017, amended on January 8, 2018, and declared effective by the SEC on January 11, 2018, and a prospectus supplement related to the ATM Offering, dated August 6, 2019. Through August 16, 2019, the Company had received net proceeds of $140,579 through the sale of 67,981 shares of the Company’s common stock from the ATM Offering.

Exchange Agreements

On July 2, 2019, we entered into an exchange agreement with an institutional investor pursuant to which, in exchange for a term promissory note issued by us to the investor on September 21, 2018, in the principal face amount of $526,316, we sold to the investor a new convertible promissory note in the principal amount of $783,031 with an interest rate of 12% per annum and a maturity date of December 31, 2019. Subject to the approval by the NYSE American, this note shall be convertible into shares of common stock, commencing on July 15, 2019, at conversion price equal to the greater of (A) $8.80 or (B) 80% of the lowest daily VWAP in the three trading days prior to the date of conversion.

On July 2, 2019, we entered into an exchange agreement with an institutional investor pursuant to which, in exchange for (i) a term promissory note issued by DP Lending to the investor on August 10, 2018 in the principal face amount of $550,000 and (ii) a term promissory note issued by us on August 16, 2018, as amended on November 29, 2018, in the principal face amount of $318,150, we sold to the investor a new convertible promissory note in the principal amount of $1,250,000 (subject to adjustments) with an interest rate of 8% per annum and a maturity date of December 31, 2019. Subject to the approval by the NYSE American, this note shall be convertible into shares of our common stock at conversion price of $8.80.

On July 3, 2019, we entered into an exchange agreement with an institutional investor pursuant to which, in exchange for a term promissory note issued by us to the investor on March 23, 2018 in the principal face amount of $1,000,000, we sold a convertible promissory note in the principal face amount of $1,292,000 plus a default premium of $200,000, and (ii) a five-year warrant to purchase of 25,000 shares of our common stock at an exercise price of $8.80 per share, subject to the approval thereof by the NYSE American.

This convertible promissory note is in the aggregate principal amount of $1,492,000 and bears interest at 12% per annum, which principal and all accrued and unpaid interest are due on January 22, 2020, and which interest shall be payable in cash, in arrears, on the first business day of each month, with the first payment of interest due on August 1, 2019. Commencing on July 15, 2019, subject to certain beneficial ownership limitations, the investor may convert the principal amount of this note and accrued interest earned thereon at any time into shares of our common stock at $8.80 per share.

During July 2019, we have entered into various short-term promissory notes in the aggregate principal amount of approximately $900,000.

Issuance of common stock for conversion of debt

On August 7, 2019, principal of $250,000 on the Company’s debt securities was satisfied through the issuance of 28,409 shares of the Company’s common stock.

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

Recent Developments

On March 29, 2019, we entered into an underwriting agreement (the “Offering”) pursuant to which on April 2, 2019, we sold 71,388 shares of our common stock, warrants to purchase 388,888 shares of our common stock (the “Common Warrants”) and pre-funded warrants to purchase 317,500 shares of our common stock (the “Pre-Funded Warrants”). We received net proceeds from the Offering of $6,204,717, after deducting underwriting discounts and commissions and offering expenses. We used the net proceeds from the Offering primarily for the repayment of debt. The shares of our common stock were sold to the purchasers at the public offering price of $17.60 per share (the “Offering Price”). The Common Warrants were sold at a public offering price of $0.40 per Common Warrant. The Pre-Funded Warrants were offered to each purchaser whose purchase of our shares of common stock and the Common Warrant in the offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% of our outstanding common stock immediately following the consummation of the offering. The purchase price of each Pre-Funded Warrant equaled the offering price of $17.60 minus $0.40, and the exercise price of each Pre-Funded Warrant equaled $0.40 per share.

The Common Warrants are exercisable at any time after the date of issuance at an exercise price of $0.45 per share. However, since the volume weighted average price of our common stock on or after May 2, 2019, was less than $0.45 per share, the Common Warrant is exercisable by means of a cashless exercise such that the holder of the Common Warrant shall receive one common share for each warrant held.

The Offering closed on April 2, 2019 and as of June 30, 2019, the Company had issued a total of 699,887 shares of its common stock, inclusive of shares issued pursuant to the exercise of 317,500 Pre-Funded Warrants and 382,387 shares issued pursuant to the cashless exercise of the Common Warrants.

On May 13, 2019, we filed an Offering Statement on Form 1-A pursuant to Regulation A promulgated by the Securities and Exchange Commission (the “Commission”), pursuant to which up to $50 million of 3-year, non-convertibles promissory notes (“Promissory Notes”) will be offered and sold once the Commission has qualified the Offering Statement. The Promissory Notes will accrue annualized interest of 12% that will be paid rata monthly and will be offered on a continuous basis, in each case as determined by us in our sole discretion. The Company cannot provide any assurance that any Promissory Notes will be sold pursuant this Offering Statement.

At our reconvened 2019 Annual Meeting of Stockholders, our stockholders approved a proposal permitting the our Board of Directors (the “Board”) to effectuate a second reverse stock split (the “Second Reverse Stock Split”) of our issued and outstanding common stock. Thereafter, on July 23, 2019, the Board approved the Second Reverse Stock Split with a ratio of one-for-forty. As a result of the Second Reverse Stock Split, each forty (40) shares of common stock issued and outstanding prior to the Second Reverse Stock Split were converted into one (1) share of common stock, with no change in authorized shares or par value per share. The Second Reverse Stock Split became effective in the State of Delaware on August 5, 2019.

On August 6, 2019, we entered into an At-The-Market Issuance Sales Agreement with Ascendiant Capital Markets, LLC, as sales agent to sell shares of our common stock having an aggregate offering price of up to $5,500,000 (the “ATM Offering”). The offer and sale of our common stock will be made pursuant to our effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-222132) filed with the Securities and Exchange Commission (the “SEC”) on December 18, 2017, amended on January 8, 2018, and declared effective by the SEC on January 11, 2018, and a prospectus supplement related to the ATM Offering, dated August 6, 2019.

GENERAL

We are a growth company seeking to increase our revenues through acquisitions. We continually assess acquisition opportunities and are exploring acquisitions in the financial sector.

Over the recent past we have provided capital and relevant expertise to fuel the growth of businesses in defense/aerospace, industrial, telecommunications, medical, crypto-mining, textiles and a select portfolio of commercial hospitality properties. We have provided capital to subsidiaries as well as partner companies in which we have an equity interest or may be actively involved, influencing development through board representation and management support.

Through our lending subsidiary, DP Lending, we have launched an online fintech portal, MonthlyInterest.com, that facilitates investments that pay monthly interest. As a holding company, we have been developing DP Lending to enable the capacity to fund entrepreneurs, our subsidiaries and partner companies. We believe MonthlyInterest.com will provide investors the opportunity to invest directly into companies and technology that will have a global impact, bypassing traditional banking and lending institutions.

Realizing Value

As a holding company, our business strategy is designed to increase shareholder value. Under this strategy, we are focused on managing and financially supporting our existing subsidiaries and partner companies, with the goal of pursuing monetization opportunities and maximizing the value returned to shareholders. We have, are and will consider initiatives including, among others: public offerings, the sale of individual partner companies, the sale of certain or all partner company interests in secondary market transactions, or a combination thereof, as well as other opportunities to maximize shareholder value. We anticipate returning value to shareholders after satisfying our debt obligations and working capital needs.

From time to time, we engage in discussions with other companies interested in our subsidiaries or partner companies, either in response to inquiries or as part of a process we initiate. To the extent we believe that a subsidiary partner company’s further growth and development can best be supported by a different ownership structure or if we otherwise believe it is in our shareholders’ best interests, we will seek to sell some or all of our position in the subsidiary or partner company. These sales may take the form of privately negotiated sales of stock or assets, mergers and acquisitions, public offerings of the subsidiary or partner company’s securities and, in the case of publicly traded partner companies, sales of their securities in the open market. Our plans may include taking subsidiaries or partner companies public through rights offerings and directed share subscription programs. We will continue to consider these (or similar) programs and the sale of certain subsidiary or partner company interests in secondary market transactions to maximize value for our shareholders.

We are a Delaware corporation with our corporate office located at 201 Shipyard Way, Suite E, Newport Beach, California 92663. Our phone number is 949-444-5464 and our website address is www.dpwholdings.com.

Results of Operations

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

The following table summarizes the results of our operations for the three months ended June 30, 2019 and 2018.

	For the Three Months Ended
	June 30,
	2019	2018

Revenue	$4,541,198	$4,347,958
Revenue, cryptocurrency mining	256,116	718,757
Revenue, related party	—	1,765,875
Revenue, restaurant operations	1,161,132	502,492
Revenue, lending activities	189,621	108,752
Total revenue	6,148,067	7,443,834
Cost of revenue	4,589,202	6,083,925
Gross profit	1,558,865	1,359,909
Operating expenses
Engineering and product development	471,268	367,415
Selling and marketing	426,113	774,860
General and administrative	4,634,151	4,387,974
Gain on digital currency	(4,479)	(71,316)
Total operating expenses	5,527,053	5,458,933

Loss from operations	(3,968,188)	(4,099,024)
Interest income	911,537	603,519
Interest expense	(532,255)	(3,490,310)
Change in fair value of marketable equity securities	272,689	—
Loss on extinguishment of convertible debt	—	—
Loss on issuance of warrants	(1,763,481)	—
Change in fair value of warrant liability	946,825	—
Loss before income taxes	(4,132,873)	(6,985,815)
Income tax benefit	73,976	(10,715)
Net loss	(4,058,897)	(6,996,530)
Less: Net loss attributable to non-controlling interest	—	108,649
Net loss attributable to DPW Holdings	$(4,058,897)	$(6,887,881)
Preferred dividends	(5,284)	(108,049)
Net loss available to common stockholders	$(4,064,181)	$(6,995,930)

Basic and diluted net loss per common share	$(5.00)	$(104.24)

Basic and diluted weighted average common shares outstanding	812,355	67,115

Comprehensive Loss
Loss available to common stockholders	$(4,064,181)	$(6,995,930)
Other comprehensive income (loss)
Foreign currency translation adjustment	162,648	(158,306)
Net unrealized loss on derivative securities of related party	375,499	(704,811)
Other comprehensive income (loss)	538,147	(863,117)
Total Comprehensive loss	$(3,526,034)	$(7,859,047)

Revenues

Our revenues decreased by $1,295,767, or 17.4%, to $6,148,067 for the three months ended June 30, 2019, from $7,443,834 for the three months ended June 30, 2018. Further, during the year ended December 31, 2018 we acquired 98.1% of the outstanding equity interests of I.AM and all the equity securities of Enertec. During the three months ended June 30, 2019 and 2018, these acquisitions represented $3,336,783 and $1,720.362, respectively, of our revenues. Excluding revenues from these acquisitions, we would have recognized revenues of $2,811,284 and $5,723,472, respectively, during the three months ended June 30, 2019 and 2018, a decrease of $2,912,188. As discussed below, the decrease of $2,912,188 from the three months ended June 30, 2018, was primarily due to a decrease in revenue from the manufacture of the Multiplex Laser Surface Enhancement (“MLSE”) plasma-laser system and from our cryptocurrency mining operations and, to a lesser extent, a decrease in revenue from customized solutions for the military markets caused by temporary shortages in components required for the manufacture of these solutions. The following table shows revenue for the three months ended June 30, 2019 and 2018 generated from acquisitions completed during the year ended December 31, 2018.

		For the Three Months Ended June 30,
Company acquired	Date of Acquisition	2019	2018

Enertec Systems 2001 Ltd.	May 22, 2018	$2,175,651	$1,217,870
I.AM, Inc.	May 23, 2018	1,161,132	502,492
		$3,336,783	$1,720,362

Revenues, cryptocurrency mining

In January 2018, we formed Digital Farms, Inc. (“Digital Farms”), a wholly-owned subsidiary formerly known as Super Crypt Mining, Inc. Digital Farms was established to operate our cryptocurrency business, which is pursuing a variety of digital currencies. We are mining the top three cryptocurrencies for our own account, consisting of Bitcoin, Litecoin and Ethereum. The market prices of digital currencies were lower during the three months ended June 30, 2019 compared to the prior-year period, as a result we curtailed our mining operations, which resulted in a decrease in revenues of $462,641.

Revenues, related party

During the three months ended June 30, 2018, we recognized $1,765,875 in revenues from our purchase order with MTIX Limited, a company formed under the laws of England and Wales (“MTIX”). Due to working capital constraints discussed below, we did not recognize any revenues from MTIX during the three months ended June 30, 2019. MTIX was acquired by AVLP on August 22, 2017, and is therefore a related party. In March 2017, the Company was awarded a purchase order by MTIX to manufacture, install and service MLSE plasma-laser system. Over the next several years, management believes that the MLSE purchase order will be a source of revenue and generate significant cash flows. The lack of revenue during the three months ended June 30, 2019, was due to an emphasis on reducing the debt obligations incurred in May 2018 to acquire Enertec. Payments, and the related manufacturing services, that otherwise would have gone to subcontractors of the MLSE plasma-laser system have been delayed in order to enable us to restructure and reduce our overall debt obligations.

Gross Margins

Gross margins increased to 25.4% for the three months ended June 30, 2019 compared to 18.3% for the three months ended June 30, 2018. The Company’s gross margins have typically ranged between 33% and 37%, with slight variations depending on the overall composition of our revenue. Our gross margins during the three months ended June 30, 2018, of 18.3%, were affected by the lower margin related party revenue of $1,765,875 from MTIX combined with negative margins on revenues of $718,757 at Digital Farms. The negative gross margins at Digital Farms resulted from monthly recurring fixed costs at our colocation facilities which temporarily exceed the revenues from our mining operations. Excluding the effects of Digital Farms and our contract with MTIX, then our adjusted gross margins for the three months ended June 30, 2018, would have been 36.8%.

Our gross margin of 25.4% recognized during the three months ended June 30, 2019, was also impacted by the negative margins at Digital Farms. Excluding the effects of Digital Farms, our adjusted gross margin for the three months ended June 30, 2019, would have been 37.4%. which is consistent with our historical average.

Engineering and Product Development

Engineering and product development expenses increased by $103,853 to $471,268 for the three months ended June 30, 2019, from $367,415 for the three months ended June 30, 2018. The increase in engineering and product development expenses is attributed to our acquisition of Enertec, which due to the timing of the acquisition was partially excluded from the prior period amount.

Selling and Marketing

Selling and marketing expenses were $426,113 for the three months ended June 30, 2019, compared to $774,860 for the three months ended June 30, 2018, a decrease of $348,747. Our acquisition of Enertec and I.AM resulted in an increase of $67,684. This increase was offset by decreases in personnel costs directly attributed to a reduction in sales and marketing personnel throughout our operations.

General and Administrative

General and administrative expenses were $4,634,151 for the three months ended June 30, 2019, compared to $4,387,974 for the three months ended June 30, 2018, an increase of $246,177. Our acquisitions of Enertec and I.AM represented an increase in general and administrative expenses for $1,018,295. Excluding the impact of acquisitions, general and administrative expenses decreased of $772,118 from the comparative prior period, mainly due to lower stock compensation expense and legal fees partially offset by an increase in cost attributed to the hiring of a Chief Accounting Officer and Senior Vice President of Finance. The remaining increase in general and administrative expenses is due to various costs, none of which are significant individually.

Operating Loss

The Company recorded an operating loss of $3,968,188 for the three months ended June 30, 2019, compared to an operating loss of $4,099,024 for the three months ended June 30, 2018. The decrease in operating loss is mostly attributable higher gross profit and lower selling and marketing expenses, partially offset by an increase in general and administrative expenses.

Interest Income

Interest income was $911,537 for the three months ended June 30, 2019 compared to $603,519 for the three months ended June 30, 2018. The increase in interest income for the three months ended June 30, 2019 is primarily related to an increase in interest income pursuant to the Loan and Security Agreement entered into on September 6, 2017, with AVLP, a related party.

Interest Expense

Interest expense was $532,255 for the three months ended June 30, 2019 compared to $3,490,310 for the three months ended June 30, 2018. The decrease in interest expense for the three months ended June 30, 2019 is primarily related to a reduction of amortization of debt discount resulting from original issue discount from the issuance of warrants in conjunction with the sale of debt instruments. During the three months ended June 30, 2019 and 2018, as a result of these issuances, non-cash interest expense of $185,544 and $2,727,960, respectively, was recorded from the amortization of debt discount and debt financing costs.

Loss on issuance of warrants

We recognized a loss on issuance of warrants of $1,763,481 for the three months ended June 30, 2019, based upon the fair value of the warrants issued in our Offering in excess of the proceeds received from the Offering.

Change in fair value of warrant liability

During the three months ended June 30, 2019, the fair value of the warrants that were issued in our Offering decreased by $946,825. The fair value of these warrants is re-measured at each financial reporting period and immediately before exercise, with any changes in fair value recorded as change in fair value of warrant liability in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Net Loss

For the foregoing reasons, our net loss for the three months ended June 30, 2019, was $4,058,897 compared to a net loss of $6,996,530 for the three months ended June 30, 2018. After taking into consideration the loss attributable to the non-controlling interest of the minority shareholders of Microphase during the three months ended June 30, 2019 and 2018, of nil and $108,649, respectively, and preferred dividends of $5,284 and $108,049, respectively, the net loss available to common shareholders during the three months ended June 30, 2019 and 2018, was $4,064,181 and $6,995,930, respectively.

During the three months ended June 30, 2019 and 2018, our reported net loss included non-cash charges of $1,908,433 and $4,332,708, respectively. A summary of these non-cash charges is as follows:

	For the Three Months Ended
	June 30,
	2019	2018
Interest expense – debt discount	$185,544	$2,727,960
Stock-based compensation	370,995	1,373,326
Depreciation and amortization	1,164,745	676,839
Amortization of right-of-use assets	29,124	—
Accretion of original issue discount on notes receivable – related party	(650,113)	(445,417)
Accretion of original issue discount on notes receivable	(8,518)	—
Fair value in excess of proceeds upon issuance of warrants	1,763,481	—
Change in fair value of warrant liability	(946,825)	—
Non-cash items included in net loss	$1,908,433	$4,332,708

Other comprehensive income (loss)

Other comprehensive income (loss) was $538,147 and ($863,117), respectively, for the three months ended June 30, 2019 and 2018. Other comprehensive income for the three months ended June 30, 2019, which increased our equity, was primarily due to unrealized gains in the warrant derivative securities that we received as a result of our investment in Avalanche International, Corp., or AVLP, a related party. During the three months ended June 30, 2018, unrealized losses in the warrant derivative securities of AVLP was the primary component of other comprehensive loss.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

The following table summarizes the results of our operations for the six months ended June 30, 2019 and 2018.

	For the Six Months Ended
	June 30,
	2019	2018

Revenue	$10,092,849	$7,513,417
Revenue, cryptocurrency mining	284,920	956,253
Revenue, related party	—	3,558,767
Revenue, restaurant operations	2,334,631	502,492
Revenue, lending activities	374,710	108,752
Total revenue	13,087,110	12,639,681
Cost of revenue	9,707,515	9,886,634
Gross profit	3,379,595	2,753,047
Operating expenses
Engineering and product development	926,946	710,438
Selling and marketing	900,456	1,500,331
General and administrative	10,065,117	7,609,597
Gain on digital currency	(5,982)	—
Total operating expenses	11,886,537	9,820,366

Loss from operations	(8,506,942)	(7,067,319)
Interest income	1,748,464	1,243,623
Interest expense	(2,631,796)	(7,262,530)
Change in fair value of marketable equity securities	156,647	—
Loss on extinguishment of convertible debt	(807,784)	—
Loss on issuance of warrants	(1,763,481)	—
Change in fair value of warrant liability	946,825	—
Loss before income taxes	(10,858,067)	(13,086,226)
Income tax benefit	88,144	(6,257)
Net loss	(10,769,923)	(13,092,483)
Less: Net loss attributable to non-controlling interest	32,416	144,080
Net loss attributable to DPW Holdings	$(10,737,507)	$(12,948,403)
Preferred dividends	(7,153)	(108,049)
Net loss available to common stockholders	$(10,744,660)	$(13,056,452)

Basic and diluted net loss per common share	$(22.42)	$(231.65)

Basic and diluted weighted average common shares outstanding	479,226	56,362

Comprehensive Loss
Loss available to common stockholders	$(10,744,660)	$(13,056,452)
Other comprehensive income (loss)
Foreign currency translation adjustment	192,505	(131,849)
Net unrealized loss on derivative securities of related party	(361,181)	(5,445,925)
Other comprehensive income (loss)	(168,676)	(5,577,774)
Total Comprehensive loss	$(10,913,336)	$(18,634,226)

Revenues

Our revenues increased by $447,429, or 3.5%, to $13,087,110 for the six months ended June 30, 2019, from $12,639,681 for the six months ended June 30, 2018. During the six months ended June 30, 2019 and 2018, our acquisitions of Enertec and I.AM represented $7,008,502 and $1,720,362, respectively, of our revenues. Excluding revenues from these acquisitions, we would have recognized revenues of $6,078,608 and $10,919,319, respectively, during the six months ended June 30, 2019 and 2018, a decrease of $4,840,711. As discussed below, the decrease of $4,840,711 from the six months ended June 30, 2018, was primarily due to a decrease in revenue from the manufacture of the MLSE plasma-laser system and from our cryptocurrency mining operations. The following table shows revenue for the six months ended June 30, 2019 and 2018, generated from acquisitions completed during the year ended December 31, 2018.

		For the six Months Ended June 30,
Company acquired	Date of Acquisition	2019	2018

Enertec Systems 2001 Ltd.	May 22, 2018	$4,673,871	$1,217,870
I.AM, Inc.	May 23, 2018	2,334,631	502,492
		$7,008,502	$1,720,362

Revenues, cryptocurrency mining

In January 2018, we formed Digital Farms, a wholly-owned subsidiary. Digital Farms was established to operate our cryptocurrency business, which is pursuing a variety of digital currencies. We are mining the top three cryptocurrencies for our own account, consisting of Bitcoin, Litecoin and Ethereum. During the six months ended June 30, 2019, due to the overall decline in market prices of digital currencies we curtailed our mining operations which resulted in a decrease in revenues $671,333.

Revenues, related party

During the six months ended June 30, 2018, we recognized $3,558,767 in revenues resulting from our purchase order with MTIX. Conversely, we did not recognize any revenues from MTIX during the six months ended June 30, 2019. MTIX was acquired by AVLP on August 22, 2017, and is therefore a related party. The lack of revenue during the six months ended June 30, 2019, was due to an emphasis on reducing the debt obligations incurred in May 2018 to acquire Enertec. Payments, and the related manufacturing services, that otherwise would have gone to subcontractors of the MLSE plasma-laser system have been delayed in order to enable us to restructure and reduce our overall debt obligations.

Gross Margins

Gross margins increased to 25.8% for the three months ended June 30, 2019, compared to 21.8% for the six months ended June 30, 2018. Our gross margins during the six months ended June 30, 2018, of 21.8%, were affected by the lower margin related party revenue of $3,558,797 from MTIX combined with negative margins on revenues of $956,253 at Digital Farms. Excluding the effects of Digital Farms and our contract with MTIX, then our adjusted gross margins for the six months ended June 30, 2018, would have been 35.5%.

Our gross margin of 25.8% recognized during the six months ended June 30, 2019, was also impacted by the negative margins at Digital Farms. Excluding the effects of Digital Farms, our adjusted gross margin for the six months ended June 30, 2019 would have been 37.1%. which is consist with our historical average which has typically ranged between 33% and 37%, with slight variations depending on the overall composition of our revenue.

Engineering and Product Development

Engineering and product development expenses increased by $216,508 to $926,946 for the six months ended June 30, 2019, from $710,438 for the six months ended June 30, 2018. The increase in engineering and product development expenses is attributed to our acquisition of Enertec, which due to the timing of the acquisition was partially excluded from the prior period amount.

Selling and Marketing

Selling and marketing expenses were $900,456 for the six months ended June 30, 2019, compared to $1,500,331 for the six months ended June 30, 2018, a decrease of $599,875. Our acquisition of Enertec and I.AM resulted in an increase of $255,631. This increase was offset by decreases in personnel costs directly attributed to a reduction in sales and marketing personnel throughout our operations.

General and Administrative

General and administrative expenses were $10,065,117 for the six months ended June 30, 2019 compared to $7,609,597 for the six months ended June 30, 2018, an increase of $2,455,520. Our acquisitions of Enertec and I.AM accounted for $2,288,657 of the increase in general and administrative expenses. The adjusted increase of $166,863 from the comparative prior period was mainly due to the increase in cost attributed to the hiring of a Chief Accounting Officer and Senior Vice President of Finance partially offset by lower stock compensation expense and legal fees.

Operating Loss

The Company recorded an operating loss of $8,506,942 for the six months ended June 30, 2019, compared to an operating loss of $7,067,319 for the six months ended June 30, 2018. The increase in operating loss is mostly attributable from the increase of general and administrative expenses, partially offset by higher gross profit and lower selling and marketing expenses.

Interest Income

Interest income was $1,748,464 for the six months ended June 30, 2019 compared to $1,243,623 for the three months ended June 30, 2018. The increase in interest income for the six months ended June 30, 2019 is primarily related to an increase in interest income pursuant to the Loan and Security Agreement entered into on September 6, 2017, with AVLP, a related party.

Interest expense

Interest expense was $2,631,796 for the six months ended June 30, 2019, compared to $7,262,530 for the six months ended June 30, 2018. The decrease in interest expense for the six months ended June 30, 2019 is primarily related to a reduction of amortization of debt discount resulting from original issue discount from the issuance of warrants in conjunction with the sale of debt instruments. During the six months ended June 30, 2019 and 2018, as a result of these issuances, non-cash interest expense of $1,676,609 and $5,779,108, respectively, was recorded from the amortization of debt discount and debt financing costs.

Loss on issuance of warrants

We recognized a loss on issuance of warrants of $1,763,481 for the six months ended June 30, 2019, based upon the fair value of the warrants issued in our Offering in excess of the proceeds received from the Offering.

Change in fair value of warrant liability

During the six months ended June 30, 2019, the fair value of the warrants that were issued in our Offering decreased by $946,825. The fair value of these warrants is re-measured at each financial reporting period and immediately before exercise, with any changes in fair value recorded as change in fair value of warrant liability in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Net Loss

For the foregoing reasons, our net loss for the six months ended June 30, 2019, was $10,769,923 compared to a net loss of $13,092,483 for the six months ended June 30, 2018. After taking into consideration the loss attributable to the non-controlling interest of the minority shareholders of Microphase during the six months ended June 30, 2019 and 2018, of $32,416 and $144,080, respectively, and preferred dividends of $7,153 and $108,049, respectively, the net loss available to common shareholders during the six months ended June 30, 2019 and 2018, was $10,744,660 and $13,056,452, respectively.

As reflected in our consolidated statement of cash flows for the six months ended June 30, 2019 and 2018, our reported net loss is comprised of non-cash charges of $4,352,575 and $8,485,544, respectively. A summary of these non-cash charges is as follows:

	For the Six Months Ended
	June 30,
	2019	2018
Interest expense – debt discount	$1,676,609	$5,779,108
Stock-based compensation	992,283	2,811,540
Depreciation and amortization	2,126,183	825,344
Amortization of right-of-use assets	61,289	—
Accretion of original issue discount on notes receivable – related party	(1,262,422)	(930,448)
Accretion of original issue discount on notes receivable	(58,023)	—
Fair value in excess of proceeds upon issuance of warrants	1,763,481	—
Change in fair value of warrant liability	(946,825)	—
Non-cash items included in net loss	$4,352,575	$8,485,544

Other comprehensive loss

Other comprehensive loss was $168,676 and $5,577,774, respectively, for the six months ended June 30, 2019 and 2018. Other comprehensive income for the six months ended June 30, 2019, which decreased our equity, was primarily due to unrealized losses in the warrant derivative securities that we received as a result of our investment in AVLP, a related party. During the six months ended June 30, 2018, unrealized losses in the warrant derivative securities of AVLP was also the primary component of other comprehensive loss.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2019, we had cash and cash equivalents of $867,518. This compares with cash and cash equivalents of $902,329 at December 31, 2018. The decrease in cash and cash equivalents was primarily due to cash provided by financing activities being slightly in excess of the amount of cash used in operating and investing activities.

Net cash used in operating activities totaled $4,778,318 for the six months ended June 30, 2019, compared to $5,664,279 for the six months ended June 30, 2018. During the six months ended June 30, 2019, the decrease in net cash used in operating activities compared to the three months ended June 30, 2018, was mainly due to a reduction in our net loss for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The net loss was partially offset by several non-cash charges, a decrease in amortization of debt discount of $4,102,499 and stock-based compensation of $1,819,257, an increase in depreciation and amortization of $1,300,839 and a decrease in accounts receivable, related party due to a payment of $2,676,219 in April 2019.

Net cash used in investing activities was $1,614,752 for the six months ended June 30, 2019, compared to $16,921,511 for the six months ended June 30, 2018. The decrease of the net usage of cash from investing activities was primarily attributed to the purchase of property and equipment at Digital Farms and our acquisition of Enertec during the six months ended June 30, 2018.

Net cash provided by financing activities was $6,472,295 and $22,794,183 for the six months ended June 30, 2019 and 2018, respectively. Financing activities during the six months ended June 30, 2019, primarily related to the sale of shares of our common stock through an “at the market offering” program with Wilson-Davis & Co., Inc. and through an underwriting agreement with A.G.P./Alliance Global Partners. The proceeds that we received from the sale of our shares of common stock was partially offset by net cash outflows of $4,112,893 associated with our debt arrangements.

Historically, we have financed our operations principally through issuances of convertible debt, promissory notes and equity securities. During 2019, as reflected below, we continued to successfully obtain additional equity and debt financing and in restructuring existing debt.

•	On October 15, 2018, we entered into an At-The-Market Issuance Sales Agreement with WDCO (the “WDCO ATM Offering”) to sell shares of our common stock. Between January 1, 2019 and April 1, 2019, the date the WDCO ATM Offering was terminated, the Company received gross proceeds of $4,656,050 through the sale of 119,791 shares of our common stock through the WDCO ATM Offering.

•	On March 29, 2019, we entered into an underwriting agreement pursuant to which we sold 71,388 shares of our common stock, warrants to purchase 388,888 shares of our common stock and pre-funded warrants to purchase 317,500 shares of our common stock on April 2, 2019. We received gross proceeds from this offering of $6,999,555 and used approximately $6,000,000 of the proceeds from this offering for the repayment of debt.

•	On May 13, 2019, we filed an Offering Statement on Form 1-A pursuant to Regulation A promulgated by the Securities and Exchange Commission (the “Commission”), pursuant to which up to $50 million of 3-year, non-convertibles promissory notes (“Promissory Notes”) will be offered and sold once the Commission has qualified the Offering Statement. We anticipate that the Promissory Notes will accrue annualized interest of between 5% and 15% that will be paid rata monthly and will be offered on a continuous basis, in each case as determined by us in our sole discretion. The Company cannot provide any assurance that any Promissory Notes will be sold pursuant this Offering Statement.

•	On August 6, 2019, we entered into an At-The-Market Issuance Sales Agreement with Ascendiant Capital Markets, LLC, as sales agent to sell shares of our common stock having an aggregate offering price of up to $5,500,000 (the “ATM Offering”). The offer and sale of our common stock will be made pursuant to our effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-222132) filed with the Commission on December 18, 2017, amended on January 8, 2018, and declared effective by the SEC on January 11, 2018, and a prospectus supplement related to the ATM Offering, dated August 6, 2019.

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

Based on the above, these matters raise substantial doubt about our ability to continue as a going concern and amounts reported in our financial statements do not reflect the effects of any adjustments to the carrying amounts of our assets and liabilities should we be unable to continue as a going concern.

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

Our principal executive officer and principal financial officer, with the assistance of other members of the Company's management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report and has determined that our disclosure controls and procedures were not effective as of June 30, 2019, due to certain material weaknesses as described herein.

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

In January 2018, we hired a new Chief Financial Officer and engaged the services of a financial accounting advisory firm. In September 2018, we hired a Chief Accounting Officer and in January 2019, we hired a Senior Vice President of Finance. Finally, in May 2019, we hired an Executive Vice President and General Counsel. We have tasked these individuals with expanding and monitoring the Company’s internal controls, to provide an additional level of review of complex financial issues and to assist with financial reporting. Further, as we continue to expand our internal accounting department, the Chairman of the Audit Committee shall perform the following:

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

PART II — OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

On July 31, 2018, a stockholder derivative complaint was filed in the United States District Court for the Central District of California against the Company as the nominal defendant, as well as its current directors and a former director styled Ethan Young and Greg Young, Derivatively on Behalf of Nominal Defendant, DPW Holdings, Inc. v. Milton C. Ault, III, Amos Kohn, William B. Horne, Jeff Bentz, Mordechai Rosenberg, Robert O. Smith, and Kristine Ault and DPW Holdings, Inc., as the nominal defendant (Case No. 18-cv-6587) (the “Complaint”).

The Complaint alleges violations of state law and breaches of fiduciary duty, unjust enrichment and gross mismanagement by the individual defendants as, in the view of the plaintiffs, the Company has entered into poorly advised loan transactions and related party transactions. The Company and the individual defendants believe that these claims are without merit and intend to vigorously defend themselves. The Company and the individual defendants moved to dismiss the Complaint and on February 25, 2019, the Court granted the motion to dismiss but granted plaintiffs leave to amend their Complaint.  On March 11, 2019, plaintiffs filed their amended complaint asserting violations of breaches of fiduciary duties and unjust enrichment claims based on the previously pled transactions. On March 25, 2019, the Company and the individual defendants filed a motion to dismiss the amended complaint.  On May 21, 2019, the Court granted in part and denied in part the Motion to Dismiss the Amended Complaint.  Specifically, the May 21, 2019 Order granted so much of Defendants’ Motion to Dismiss the Amended Complaint that sought to dismiss Directors Robert O. Smith, Jeff Bentz, and Mordechai Rosenberg as parties.

On July 8, 2019, the Court held a scheduling conference wherein the Court set a trial date of August 25, 2020.

Based on the Company’s assessment of the facts underlying the claims, the uncertainty of litigation, and the preliminary stage of the case, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action. However, an unfavorable outcome may have a material adverse effect on the Company’s business, financial condition and results of operations.

On November 28, 2018, Blockchain Mining Supply and Services, Ltd, a vendor who sold computers to the Company’s subsidiary, filed in the United States District Court for the Southern District of New York against Super Crypto Mining, Inc. and the Company (Case No. 18-cv-11099). The Complaint asserted claims for breach of contract and promissory estoppel against the Company and its subsidiary arising from the subsidiary’s failure to satisfy a purchase agreement.  The Complaint seeks damages in the amount of $1,388,495, which approximates the amount of the reserve established.

On February 4, 2019, pursuant to the Court’s Rules, the Company requested a pre-motion Conference with the Court.  On April 16, 2019, the Court held a pre-motion Conference in connection with the Company’s anticipated motion to dismiss.  To date, however, the Court has not set a briefing schedule in connection with the Company’s anticipated motion to dismiss.

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

ITEM 1A.         RISK FACTORS

The risks described in Part I, Item 1A, “Risk Factors,” in our 2018 Annual Report on Form 10-K, could materially and adversely affect our business, financial condition and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face - our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The Risk Factors section of our 2018 Annual Report on Form 10-K remains current in all material respects.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2019, we issued to our consultants a total 9,375 shares of its common stock with an aggregate value of $253,019, an average of $26.99 per share for services rendered.

During the six months ended June 30, 2019, principal and accrued interest of $2,128,878 and $479,579, respectively, on our debt securities was satisfied through the issuance of 26,402 shares of our common stock.

During the six months ended June 30, 2019, we issued 9,375 shares of our common stock in satisfaction of an accrued liability of $108,523.

The foregoing issuances were exempt from registration upon reliance of Section 4(a)(2) and Regulation D promulgated thereunder.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

On June 18, 2019, we issued a promissory note in the principal face amount of $2,900,000. Pursuant to the terms of the note, we were supposed to make the first of six amortization payments on July 18, 2019. We have not made this payment and this note is currently in default. We are in negotiations with the investors to amend the payment terms on this Note.

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

Dated:  August 19, 2019

DPW HOLDINGS, INC.

By:	/s/ Milton C. Ault, III
Milton C. Ault, III
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ William B. Horne
William B. Horne
Chief Financial Officer
(Principal Accounting Officer)

