Form 10-K/A
period 2018-12-31
DPW Holdings, Inc.
filed 2019-10-16
CIK 896493

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

Documents incorporated by reference: None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amended Annual Report”) amends the Annual Report on Form 10-K of DPW Holdings, Inc. originally filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2019 (the “Original Filing”).

This Amended Annual Report on Form 10-K is filed solely for the purpose of adding additional disclosure to the Original Filing resulting from comments received from the SEC during its review of our Offering Statement on Form 1-A, originally filed with the SEC on May 13, 2019 and as amended on August 14, 2019 and September 25, 2019 (the “Subsequent Filings”), and our responses to such comments contained within the Subsequent Filings.

Other than the foregoing, this Amended Annual Report speaks as of the original date of the Original Filing, does not reflect events that may have occurred subsequent to the date of the Original Filing and does not modify or update in any way disclosures made in the Original Filing.

DPW HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-K/A

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

We operate as a holding company with operations conducted primarily through our subsidiaries. We conduct our activities in a manner so as not to be deemed an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Generally, this means that we do not invest or intend to invest in securities as our primary business and that no more than 40% of our total assets will be invested in investment securities as such term is defined in the Investment Company Act. We are a diversified holding company owning subsidiaries engaged in the following operating businesses: commercial and defense solutions, commercial lending, cryptocurrency blockchain mining and advanced textile technology. We also maintain a large investment in Avalanche International, Corp., which does business as MTIX International. Our lending subsidiary, DP Lending, operates under California Finance Lending License #60DBO-77905. Pursuant to the Investment Company Act of 1940 companies with substantially all their business confined to making small loans, industrial banking or similar business, such as DP Lending, are excluded from the definition of an investment company.

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

On November 30, 2016, we formed DP Lending, a wholly-owned subsidiary. DP Lending provides commercial loans to companies throughout the United States to provide them with operating capital to finance the growth of their businesses. The loans range in duration from six months to three years, DP Lending operates under California Finance Lending License #60DBO-77905.

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

Digital Farms Cryptocurrency Mining

Blockchain and Digital Currencies Generally

Distributed blockchain technology is a decentralized and encrypted ledger that is designed to offer a secure, efficient, verifiable, and permanent way of storing records and other information without the need for intermediaries. Digital currencies serve multiple purposes. They can serve as a medium of exchange, store of value or unit of account. Examples of digital currencies include: Bitcoin, Bitcoin Cash, and Litecoin. Blockchain technologies are being evaluated for a multitude of industries due to the belief in their ability to have a significant impact in many areas of business, finance, information management, and governance.

Digital currencies are decentralized digital currencies that enable near instantaneous transfers. Transactions occur via an open source, cryptographic protocol platform which uses peer-to-peer technology to operate with no central authority. The network is an online, peer-to-peer network that hosts the public transaction ledger, known as the blockchain, and each digital currency is associated with a source code that comprises the basis for the cryptographic and algorithmic protocols governing the blockchain. In a digital currency network, every peer has its own copy of the blockchain, which contains records of every historical transaction, effectively containing records of all account balances. Each account is identified solely by its unique public key (making it effectively anonymous) and is secured with its associated private key (kept secret, like a password). The combination of private and public cryptographic keys constitutes a secure digital identity in the form of a digital signature, providing strong control of ownership.

No single entity owns or operates the network. The infrastructure is collectively maintained by a decentralized public user base. As the network is decentralized, it does not rely on either governmental authorities or financial institutions to create, transmit or determine the value of the currency units. Rather, the value is determined by market factors, supply and demand for the units, the prices being set in transfers by mutual agreement or barter among transacting parties, as well as the number of merchants that may accept the digital currency. Since transfers do not require involvement of intermediaries or third parties, there are currently little to no transaction costs in direct peer-to-peer transactions. Units of digital currency can be converted to fiat currencies, such as the US dollar, at rates determined on various exchanges, such as Coinsquare in Canada, Coinbase, Bitsquare, Bitstamp, and others. Digital currency prices are quoted on various exchanges and fluctuate with extreme volatility.

We believe digital currencies offer many advantages over traditional, fiat currencies, although many of these factors also present potential disadvantages and may introduce additional risks, including:

•	Acting as a fraud deterrent, as digital currencies are digital and cannot be counterfeited or reversed arbitrarily by a sender;
•	Immediate settlement;
•	Elimination of counterparty risk;
•	No trusted intermediary required;
•	Lower fees;
•	Identity theft prevention;
•	Accessible by everyone;
•	Transactions are verified and protected through a confirmation process, which prevents the problem of double spending;
•	Decentralized – no central authority (government or financial institution); and
•	Recognized universally and not bound by government imposed or market exchange rates.

However, digital currencies may not provide all of the benefits they purport to offer at all or at any time.

Bitcoin was first introduced in 2008 and was first introduced as a means of exchange in 2009. Bitcoin is a consensus network that enables a new payment system and a completely new form of digital money. It is the first decentralized peer-to-peer payment network that is powered by its users with no central authority or middlemen. From a user perspective, we believe bitcoin can be viewed as cash for the Internet. The bitcoin network shares a public ledger called the “blockchain”. This ledger contains every transaction ever processed, allowing a user's computer to verify the validity of each transaction. The authenticity of each transaction is protected by digital signatures corresponding to the sending addresses, allowing all users to have full control over sending bitcoins currency rewards from their own bitcoin addresses. In addition, anyone can process transactions using the computing power of specialized hardware and earn a reward in bitcoins for this service. This process is often called “mining.”

As with many new and emerging technologies, there are potentially significant risks. Businesses (including Digital Farms) which are seeking to develop, promote, adopt, transact or rely upon blockchain technologies and digital currencies have a limited track record and operate within an untested new environment. These risks are not only related to the businesses Digital Farms pursues, but the sector and industry as a whole, as well as the entirety of the concept behind blockchain and digital currency as value. Factors such as access to computer processing capacity, interconnectivity, electricity cost, environmental factors (such as cooling capacity) and location play an important role in “mining,” which is the term for using the specialized computers in connection with the blockchain for the creation of new units of digital currency.

Digital Farms’ Business

Digital Farms, formed in January 2018, has focused its efforts towards blockchain and digital currency businesses and has entered into businesses involving digital currencies and blockchain technology. We mine the top three cryptocurrencies for our own account. These cryptocurrencies include Bitcoin, Litecoin and Ethereum.

Blockchain and Digital Currency Mining

Digital Farms has built a digital currency mining operation, operating specialized computers (also known as “miners”) that generate digital currency (primarily Bitcoin). As of December 31, 2018, Digital Farms owned 2,042 miners. Digital Farms primarily utilizes specialized miners manufactured by Bitmain. Many of these miners were in short supply and the cost of acquisition of miners especially in large quantities, when available, varied widely. Further affecting the industry, and particularly for the bitcoin blockchain, the digital currency reward for solving a block is subject to incremental halving. Halving is a process designed to control the overall supply and reduce the risk of inflation in cryptocurrencies using a Proof-of-Work consensus algorithm. At a predetermined block, the mining reward is cut in half, hence the term “halving”. For bitcoin, the reward was initially set at 50 bitcoin currency rewards per block and this was cut in half to 25 in November 28, 2012 at block 210,000 and again to 12.5 on July 9, 2016 at block 420,000. The next halving for bitcoin is expected in May 2020 at block 630,000 when the reward will reduce to 6.25. This process will reoccur until the total amount of bitcoin currency rewards issued reaches 21 million, which is expected around 2140. Similarly, Litecoin first halved on August 25, 2015 at block 840,000 from 50 to 25. It is expected to halve a second time in August 2019 at block 1,680,000 to 12.5. Historically, these events have resulted in subsequent increases in the price of the respective cryptocurrency. However, many factors influence the price of Bitcoin currency rewards and Litecoin currency rewards and a potential increase or decrease in price following a future halving is unknown.

Mining Pools

A “mining pool” is the pooling of resources by miners, who share their processing power over a network and split rewards according to the amount of work they contributed to the probability of placing a block on the blockchain. Mining pools emerged in response to the growing difficulty and available hashing power that competes to place a block on the bitcoin blockchain.

Digital Farms participates in the AntPool mining pool wherein groups of miners associate to pool resources and earn digital currency together allocated to each miner according to the “hashing” capacity they contribute to the pool. As it relates to bitcoin, the hash rate is the speed at which a computer is completing an operation in the bitcoin code, and hashing capacity would be a miner's total output. A higher hash rate increases the opportunity of solving the next block and receiving the mining reward. As additional miners competed for the limited supply of blocks, individuals found that they were working for months without finding a block and receiving any reward for their mining efforts. To address this variance, miners started organizing into pools to share mining rewards more evenly on a pro rata basis based on total hashing capacity contributed to the mining pool.

The mining pool operator provides a service that coordinates the computing power of the independent mining enterprise. Fees are paid to the mining pool operator to cover the costs of maintaining the pool. The pool uses software that coordinates the pool members’ hashing power, identifies new block rewards, records how much work all the participants are doing, and assigns block rewards for successful algorithm solutions in-proportion to the individual hash rate that each participant contributed to a given successful mining transaction. While we do not pay pool fees directly, pool fees are deducted from amounts we may otherwise earn. Fees (and payouts) fluctuate and historically have been approximately 2% on average.

Mining pools are subject to various risks such as disruption and down time. In the event that a pool experiences down time or not yielding returns, our results may be impacted.

Restaurant Operations

Our restaurant operations consist of I.AM, which owns and operates the Prep Kitchen brand restaurants located in the San Diego area. Our restaurant operations are managed by David J. Krause and Deborah J. Krause. On May 23, 2018, DP Lending entered into and closed a securities purchase agreement with I.AM, Inc., representing, upon the closing, 98.1% of I.AM’s outstanding common stock.

First opening its doors in 2009, Prep Kitchen has become part of the fabric of the San Diego food community. Prep Kitchen showcases a menu firmly rooted in mastery of cooking combinations, influenced by the surrounding neighborhoods and seasonal bounty of California. Prep Kitchen evolves continuously in its own distinctive and delicious way utilizing the modern and inventive talent of its team of chefs. Prep Kitchen strives to remain true to the personality of being local and cosmopolitan, bold and yet familiar, intimate and convivial. Each of the locations reflects a relationship to the distinct dining scene surrounding the restaurants. The menu consists of thoughtfully sourced products from artisans and farmers. Open seven days a week during lunch, social hour, dinner and Saturday and Sunday brunch.

Prep Kitchen, a restaurant designed for cooks by cooks, Prep Kitchen focuses on delivering the same farm-fresh and seasonal cuisine at an everyday-eats price. Serving seasonal American dishes and hand-crafted cocktails in a relaxed swanky atmosphere. Since opening the first Prep Kitchen in La Jolla, the concept has expanded. In 2010 Prep Kitchen Del Mar opened and then Prep Kitchen Little Italy in 2012. Prep Kitchen San Marcos opened in June of 2018. Growth plans continue in 2019 and beyond.

Deborah and David Krause formed I.AM (operating Prep Kitchen) to leverage their experience to the benefit of the Southern California market. Deborah has helped establish some of the country’s hottest and most notable brands. Deborah Krause served as the Chief Operating Officer of FDR Management, LLC dba PURE Management Group (PMG), a live entertainment management organization with over $80 Million in annual revenues and over 1,000 union and non-union employees.

David Krause is a marketing veteran with over 20 years of experience in the fields of entertainment, hospitality, marketing and casino marketing. Mr. Krause served as Chief Marketing Officer of FDR Management, LLC. Mr. Krause was responsible for all marketing, entertainment, sales and informational technology functions for PMG.

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

We have substantial amounts of indebtedness. This indebtedness and the covenants contained in our loan documents with senior creditors substantially limit our financial and operating flexibility

We have entered into a number of loan documents, including security and similar agreements, with senior lenders (the “Senior Lenders”). These loan documents (the “Senior Loan Documents”) grant priority security interests in all of our assets to the Senior Lenders. Such Senior Loan Documents contain restrictions that substantially limit our financial flexibility. These Senior Loan Documents place limits on our ability to (i) incur additional indebtedness even if such indebtedness is subordinated to the debt instruments issued to the Senior Lenders, and (ii) grant security to third persons, among other matters. These restrictions limit the Company’s ability to finance its future operations and capital needs. Absent the consent of the Senior Lenders, we would be unable to, among other things, obtain additional debt to raise additional capital, implement our business strategy, establish corporate infrastructure and in any other way fund the development of its business. In addition, our substantial indebtedness could require us to dedicate a substantial portion of our cash flow from the anticipated operations to making payments on our indebtedness and other liabilities, which would limit the availability of funds for working capital and other general corporate purposes; limit our flexibility in reacting to changes in the various industries in which we or any of our subsidiaries operates or in our competitive environment; place us at a competitive disadvantage compared to those of our competitors who have less debt than we do, and limit our ability to borrow additional funds and increase the costs of any such additional borrowings. If we are unable to pay our debts, we would become insolvent.

Servicing our debt will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt. We have defaulted on certain prior repayment obligations.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the DPW Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. In addition, we have defaulted on certain prior repayment obligations as set forth below:

●	On March 23, 2018, we entered into a securities purchase agreement pursuant to which we issued a note in the amount of $1,000,000 to an investor. Pursuant to the terms of the note, we were required to pay interest on a monthly basis. The maturity date of this note was June 22, 2018. We did not pay the interest on a timely basis or pay the note in full on the maturity date. On July 3, 2019, we reached an agreement with the investor to repay the note under renegotiated terms with a maturity date of January 22, 2020. As of September 25, 2019, the current principal amount outstanding on the note is $632,000.

●	On May 15, 2018, July 2, 2018 and August 31, 2018, we entered into a series of securities purchase agreements pursuant to which we issued three notes in the aggregate amount of $9,000,000 to an investor. Pursuant to the terms of the notes, as amended, we were required to make principal and interest payments on a monthly basis. The maturity dates of these notes ranged from May 15, 2019 to December 31, 2019. We did not pay the monthly principal or interest payments on a timely basis. We reached an agreement with the investor to repay the notes under renegotiated terms and these notes have been fully repaid.

●	On June 8, 2018, we issued a note in the amount of $511,750 to an investor. The maturity date of this note was July 9, 2018. We did not pay the note in full on the maturity date. We reached an agreement with the investor to repay the note under renegotiated terms and the note has been fully repaid.

●	On August 16, 2018, we entered into securities purchase agreements, which were amended on November 29, 2018, pursuant to which we issued notes in the amount of $1,272,600 to several investors. The maturity date of these notes was February 15, 2019. We did not pay the principal and accrued interest in full on the maturity date. We reached an agreement with all but one of the investors to repay the notes under renegotiated terms and these investors have been repaid in full. As of September 25, 2019, the principal amount outstanding on the one remaining note is $318,150.

●	On September 21, 2018, we entered into a securities purchase agreement pursuant to which we issued a note in the amount of $526,316 to an investor. The maturity date of this note was December 31, 2018. We did not pay the principal or accrued interest in full on the maturity date. On July 2, 2019, we entered into an exchange agreement with the investor pursuant to which, in exchange for the note issued by us to the investor, we sold to the investor a new convertible promissory note in the principal amount of $783,031 with an interest rate of 12% per annum and a maturity date of December 31, 2019. As of September 25, 2019, the entire balance of the new convertible promissory note is outstanding.

●	On October 11, 2018, we entered into a securities purchase agreement pursuant to which we issued a note in the amount of $565,000 to an investor. The maturity date of this note was December 8, 2018. We did not pay the principal and accrued interest in full on the maturity date. We reached an agreement with the investor to repay the note under renegotiated terms and the note has been fully repaid.

●	During 2018, we received funding as a result of entering into multiple Agreements for the Purchase and Sale of Future Receipts (collectively, the “Agreements on Future Receipts”) pursuant to which we sold in the aggregate $5,632,400 in future receipts for a purchase price in the amount of $4,100,000. Pursuant to the terms of the Agreements on Future Receipts, we were required to make payments on a daily basis until the balance of the amount sold was fully repaid. We did not make these daily payments on a timely basis. We reached an agreement with the investor to repay the Agreements on Future Receipts under renegotiated terms. As of September 25, 2019, the amount outstanding on the Agreements on Future Receipts is $1,735,862.

●	On November 28, 2018, Blockchain Mining Supply and Services, Ltd, a vendor who sold computers to our subsidiary Digital Farms, Inc. (t/k/a Super Crypto Mining, Inc.), filed in the United States District Court for the Southern District of New York against us and our subsidiary (Case No. 18-cv-11099). The Complaint asserted claims for breach of contract and promissory estoppel against us and our subsidiary arising from the subsidiary’s failure to satisfy a purchase agreement. The Complaint seeks damages in the amount of $1,388,495, which approximates the amount of the reserve that we have established. To date, the Court has not set a briefing schedule in connection with our anticipated motion to dismiss.

Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

Our growth strategy through acquisitions is fraught with risk. On June 2, 2017, we acquired a majority interest in Microphase and on May 23, 2018 we acquired Enertec Systems 2001 Ltd. (“Enertec”). Our strategy and business plan are dependent on our ability to successfully integrate Microphase’s, Enertec’s and our other acquisition’s operations. In addition, while we are based in Newport Beach, CA, Microphase’s operations are located in Shelton, Connecticut, Enertec’s operations are located in Karmiel, Israel and DP Limited’s (doing business as Gresham Power Electronics) operations are located in Salisbury, England. These distant locations and others that we may become involved with in the future will stretch our resources and management time. Further, failure to quickly and adequately integrate all of these operations and personnel could adversely affect our combined business and our ability to achieve our objectives and strategy. No assurance can be given that we will realize synergies in the areas we currently operate.

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

Our lending subsidiary, Digital Power Lending, LLC (“DP Lending”), operates under California Finance Lending License #60DBO-77905. Per the Investment Company Act of 1940 companies with substantially all their business confined to making small loans, industrial banking or similar business, such as DP Lending, are excluded from the definition of an investment company.

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

Risks Related to Related Party Transactions

General

There may be conflicts of interest between our company and certain of our related parties and their respective directors and officers which might not be resolved in our favor. More importantly, there may be conflicts between certain of our related parties and their respective directors and officers which might not be resolved in our favor. These risks are set forth below appurtenant to the relevant related party.

Philou and Ault & Company

Our relationship with Ault & Company and Philou may enhance the difficulty inherent in obtaining financing for us as well as expose us to certain conflicts of interest.

On March 9, 2017, we entered into a Preferred Stock Purchase Agreement with Philou. Milton C. Ault is the Chief Executive Officer of Ault & Company, the Manager of Philou. Philou presently owns 125,000 shares of Series B Preferred Stock and has the right to acquire an additional 375,000 such shares. In addition, for each share of Series B Preferred Stock purchased by Philou, Philou will receive warrants to purchase shares of common stock. At April 12, 2019, Philou presently beneficially owns an aggregate of 314,864 shares of our common stock, which would increase to 850,578 shares if it were to acquire the remaining 375,000 shares of Series B Preferred Stock it is entitled to acquire, or approximately 3.56% of our issued and outstanding shares of common stock.

At April 12, 2019, Ault & Company beneficially owns 19,018 shares of our common stock. On February 27, 2019, we entered into a Preferred Stock Purchase Agreement with Ault & Company. Pursuant to the purchase agreement, Ault & Company may purchase 2,500 shares of Series C Preferred Stock through December 31, 2019, which shares are convertible into 1,041,667 shares of our common stock. If Ault & Company were to acquire all the Series C Preferred Stock it is entitled to acquire under the purchase agreement, it would beneficially own 1,060,685 shares of our common stock. As the controlling shareholder as well as the Manager of Philou, Ault & Company would beneficially own an aggregate of 1,911,263 shares of our common stock, or approximately 7.66% of our issued and outstanding shares of common stock.

Given the close relationship between Ault & Company and Philou on the one hand, and our company on the other, it is far from inconceivable that we could enter into additional securities purchase agreements with one or both of the foregoing entities.

Although we have relied on Philou to finance us in the past and anticipate that Ault & Company may purchase shares of our Series C Preferred Stock under the agreement described above, we cannot assure you that either Philou or Ault & Company will assist us in the future. We would far prefer to rely on these entities’ assistance compared to other sources of financing as the terms they provide us are in general more favorable to us than we could obtain elsewhere. However, both Messrs. Ault and Horne could face a conflict of interest in that they serve on the board of directors of each of Ault & Company, which controls Philou, and our company. If they determine that an investment in our company is not in either Ault & Company’s or Philou’s best interest(s) we could be forced to seek financing from other sources that would not necessarily be likely to provide us with equally favorable terms.

Other conflicts of interest between us, on the one hand, and Ault & Company and Philou, on the other hand, may arise relating to commercial or strategic opportunities or initiatives. Mr. Ault, as the controlling shareholder of both Ault & Company and Philou, may not resolve such conflicts in our favor. For example, we cannot assure you that Ault & Company would not pursue opportunities to provide financing to other entities whether or not it currently has a relationship with such other entities. Furthermore, our ability to explore alternative sources of financing other than Ault & Company may be constrained due to Mr. Ault’s vision for us, and he may not wish for us to receive any financing at all other than from entities that he controls.

Avalanche International Corp.

We have lent a substantial amount of funds to Avalanche, a related party, whose ability to repay us is subject to significant doubt and it may not be in our stockholders’ best interest to convert the notes into shares of Avalanche common stock even if we had a reasonably viable means of doing so.

Between October of 2016 and February 22 of 2017, we lent an aggregate of $1,500,000 in consideration for which we received three 12% Convertible Promissory Notes from Avalanche (the “AVLP Notes”) in the principal amount of $525,000 each. The AVLP notes accrued interest at 12% per annum and were due on or before two years from the origination dates of each note; all of these AVLP Notes are past due, though we have not declared them in default. We have the right, at our option, to convert all or any portion of the principal and accrued interest into shares of common stock of Avalanche at approximately $0.75 per share. During the period from March of 2017 and August 2017, we funded $1,808,952 in excess of the $1,500,000 net loan amount required pursuant to the terms of the AVLP Notes.

On September 6, 2017, we entered into a Loan and Security Agreement with Avalanche (“AVLP Loan Agreement”) with an effective date of August 21, 2017 pursuant to which we will provide Avalanche a non-revolving credit facility of up to $10,000,000, inclusive of prior amounts loaned to Avalanche, for a period ending on August 21, 2019.

In consideration of entering into the AVLP Loan Agreement, we and Avalanche cancelled the AVLP Notes and consolidated the AVLP Notes and prior advances totaling $3,308,952 plus original issue discount of $165,448 and issued a new Convertible Promissory Note in the aggregate principal amount of $3,474,400 (the “New Note”) that is convertible into 6,948,800 shares of Avalanche at a conversion price of $0.50 per share. The New Note is due September 6, 2019 and accrues interest at 12% per annum on the principal amount. Prior interest accrued under the AVLP Notes and advances will continue to be an obligation of Avalanche. In addition, concurrent to issuing the New Note, Avalanche issued to us a five-year warrant to purchase 6,948,800 shares of Avalanche common stock at $0.50 per share. Future advances under the AVLP Loan Agreement, which totaled $3,469,597 at December 31, 2018, are evidenced by a two year convertible promissory note containing a conversion price feature of $0.50 per share and warrant with an exercise price of $0.50 per share.

At December 31, 2018, we had provided Avalanche with $6,943,997 pursuant to the non-revolving credit facility. The warrants issued in conjunction with the non-revolving credit facility entitles us to purchase up to 13,887,993 shares of Avalanche common stock at an exercise price of $0.50 per share for a period of five years. The exercise price of $0.50 is subject to adjustment for customary stock splits, stock dividends, combinations or similar events. The warrants may be exercised for cash or on a cashless basis.

While Avalanche received funds from a third party in the amount of $2,750,000 in early April of 2019 in consideration for its issuance of a convertible promissory note to such third party (the “Third Party Note”), $2,676,220 was used to pay an outstanding receivable due us and no amount was used to repay the debt Avalanche owes us pursuant to the AVLP Loan Agreement. As a result, at April 12, 2019 Avalanche is indebted to us in the amount of $8,209,660. There is doubt as to whether Avalanche will be able to repay this amount on a timely basis, if at all, unless it generates significant net income from its operations or receives additional financing from another source; even then, unless such financing consists solely of the issuance by Avalanche of its equity securities, it will only add to the amount that Avalanche owes other parties, which would in all likelihood not be provided unless we agreed to subordinate our right to repayment to such other third party source.

There is currently no liquid market for the Avalanche common stock. Consequently, even if we were inclined to convert the debt owed us by Avalanche into shares of its common stock, our ability to sell such shares is severely limited. Avalanche is not current in its filings with the Commission and is not required to register the shares of its common stock underlying the New Note or any other loan arrangement we have made with Avalanche described above. Further, even if Avalanche were willing to register such shares, it would not be permitted to do so until it has registered the shares of its common stock underlying the Third Party Note.

As a result, there is a doubt as to whether Avalanche will ever have the ability to repay its debts to us, or if we convert the debt owed us by Avalanche into shares of its common stock, our ability to convert such shares into cash through the sale of such shares would be severely limited until such time, if ever, a liquid market for Avalanche’s common stock develops. If we are unable to recoup our investment in Avalanche in the foreseeable future or at all, such failure would have a materially adverse effect on our financial condition and future prospects.

Originally, the loans we made to Avalanche were secured by a lien on all of Avalanche’s assets. Presently, we only have third priority interest.

Originally, the loans we made to Avalanche were secured by a lien on all of Avalanche’s assets. When Avalanche entered into the Exchange Agreement with MTIX (see below), the former owners of MTIX were granted a first priority interest in all of MTIX’s assets, which constitute virtually all of Avalanche’s assets and reduced our interest to that of a second position, greatly diminishing its value. When Avalanche issued the Third Party Note referred to above, it granted the third party a first priority security interest in all its assets, to include those comprised of MTIX. Both we and the former owners of MTIX consented to the subordination of our respective security interests. Since our security interests have been reduced to a third position, we will have no ability to use Avalanche’s assets to offset any default in Avalanche’s debt obligations to us unless and until the two other security interests are terminated, which would not occur until Avalanche’s debts to the senior creditors have been repaid. We do not anticipate that Avalanche will repay its debts to these creditors within the foreseeable future and will therefore have no recourse should Avalanche default on its debts to us during this period of time. Any failure by Avalanche to repay us would therefore have a materially adverse effect on our results of operations, financial condition and future prospects.

Milton C. Ault, III and William Horne, our Chief Executive Officer and Chief Financial Officer, respectively, and two of our directors are directors of Avalanche. In addition, Philou is the controlling stockholder of Avalanche.

Milton C. Ault, III and William Horne, our Chief Executive Officer and Chief Financial Officer, respectively, and two of our directors are directors of Avalanche. In addition, Philou is the controlling stockholder of Avalanche. Certain conflicts of interest between us, on the one hand, and Avalanche, on the other hand, may arise relating to commercial or strategic opportunities or initiatives, in addition to the conflicts related to the debt that Avalanche owes us. For example, Messrs. Ault and Horne may find it difficult to determine how to meet their fiduciary duties to us as well as Avalanche, which could result in a less favorable result for us than would be the case if they were solely directors of our company. Further, even if Messrs. Ault and Horne were able to successfully meet their fiduciary obligations to us and Avalanche, the fact that are members of the board of directors of both companies could attenuate their ability to focus on our business and best interests, possibly to the detriment of both companies. Mr. Ault’s control of Philou through Ault & Company only enhances the risk inherent in having Messrs. Ault and Horne serve as directors of both our company and Avalanche.

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

The regulatory status of cryptocurrency and distributed ledger technology is unclear or unsettled in many jurisdictions. It is difficult to predict how or whether regulatory agencies may apply existing regulation with respect to such technology and its applications. It is likewise difficult to predict how or whether legislatures or regulatory agencies may implement changes to law and regulation affecting distributed ledger technology and its applications, including applicable cryptocurrency protocols.  Regulatory actions could negatively impact any cryptocurrency in various ways, including, for purposes of illustration only, through a determination that cryptocurrencies are regulated financial instrument that require registration or licensing.

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

Digital tokens and various cryptocurrencies are a relatively new and untested technology. In addition to the risks specified in these risk factors, there are other risks associated with either our company’s purchase, holding and use of digital tokens and cryptocurrency cannot be anticipated. Such risks may further materialize as unanticipated variations or combinations of the risks discussed in this annual report. Since the price of Bitcoin reached its zenith in December of 2017, it has until recently steadily declined, and has in management’s opinion been the principal cause of the very considerable decline in the market price of our common stock ever since.

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

A number of companies that provide bitcoin and/or other cryptocurrency-related services have been unable to find banks or financial institutions that are willing to provide them with bank accounts and other services. Similarly, a number of companies and individuals or businesses associated with cryptocurrencies may have had and may continue to have their existing bank accounts closed or services discontinued with financial institutions. We also may be unable to obtain or maintain these services for our business. The difficulty that many businesses that provide bitcoin and/or other cryptocurrency-related services have and may continue to have in finding banks and financial institutions willing to provide them services may be decreasing the usefulness of cryptocurrencies as a payment system and harming public perception of cryptocurrencies and could decrease its usefulness and harm its public perception in the future. Similarly, the usefulness of cryptocurrencies as a payment system and the public perception of cryptocurrencies could be damaged if banks or financial institutions were to close the accounts of businesses providing bitcoin and/or other cryptocurrency-related services.  This could occur as a result of compliance risk, cost, government regulation or public pressure. The risk applies to securities firms, clearance and settlement firms, national securities and commodities exchanges, the over the counter market and the Depository Trust Company, which, if any of such entities adopts or implements similar policies, rules or regulations, could result in the inability of our investors to open or maintain stock or commodities accounts, including the ability to deposit, maintain or trade our securities. Such factors would have a material adverse effect on the ability of our company to continue as a going concern or to pursue its cryptocurrency business segment at all, which would have a material adverse effect on our business, prospects or operations and harm investors.

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

On April 2, 2019, pursuant to the underwriting agreement with A.G.P./Alliance Global Partners entered into on March 29, 2019, as referenced above, we issued an aggregate of 36,399,870 shares of common stock, including shares of common stock underlying warrants. The sale of these shares of our common stock, including those underlying the warrants (assuming exercise thereof), has had a material and adverse effect on the market price of our common stock.

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

Fiscal Year Ended December 31, 2017
	High	Low
First Quarter	$35.00	$10.00
Second Quarter	$21.00	$8.00
Third Quarter	$19.20	$10.00
Fourth Quarter	$119.00	$10.20

Fiscal Year Ended December 31, 2018
	High	Low
First Quarter	$72.00	$15.20
Second Quarter	$30.00	$9.80
Third Quarter	$13.4	$7.80
Fourth Quarter	$8.80	$1.80
First Quarter of 2019	$3.20	$0.28
Second Quarter of 2019 through April 10, 2019	$0.34	$0.24

On April 12, 2019, the last sales price per share of our common stock was $0.28.

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

Revenues

Our revenues increased by $16,979,719 or 166.9% to $27,154,219 for the year ended December 31, 2018, from $10,174,500 for the year ended December 31, 2017. The increase in revenue was primarily due to our four acquisitions completed during 2017 and 2018. Excluding the acquisitions, the increase in revenue from the year ended December 31, 2017, was primarily due to our cryptocurrency mining operations and on revenues generated from a related-party from the manufacture of the Multiplex Laser Surface Enhancement (“MLSE”) plasma-laser system, as discussed below. The following table shows revenue generated by the four acquisitions during the years ended December 31, 2018 and 2017.

		For the Year Ended December 31,
Company acquired	Date of Acquisition	2018	2017

Microphase Corporation	June 2, 2017	$4,670,487	$2,795,423
Power Plus Technical Distributors	September 1, 2017	1,603,205	798,233
Enertec Systems 2001 Ltd.	May 22, 2018	5,226,075	-
I.AM, Inc.	May 23, 2018	3,462,140	-
		$14,961,907	$3,593,656

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

49

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

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)

Milton C. Ault, III	2018	0	0	630,000	253,465	400,000	1,283,465
Chief Executive Officer (3)	2017	0	0	0	461,250	207,500	668,750
William B. Horne	2018	246,436	25,000	2,230,000	940,180	12,857 (2)	3,454,473
Chief Financial Officer (4)	2017	0	0	0	92,250	80,000	172,250
Amos Kohn	2018	350,000	0	0	0	34,887 (2)	384,687
President (5)	2017	300,000	0	0	92,250	33,000 (2)	425,250

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

Milton C. Ault, III and William Horne, our Chief Executive Officer and Chief Financial Officer, respectively, and two of our directors are directors of Avalanche. In addition, Philou Ventures is the controlling stockholder of Avalanche.

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

PART IV

ITEM 15.	EXHIBITS

Exhibit Number	Description

2.1	Share Exchange Agreement between the Company, Microphase Corporation, Microphase Holding Company, RCKJ Trust, Ergul Family Limited Partnership, and To Hong Yam and Eagle Advisers, LLC, dated April 28, 2017. Incorporated herein by reference to the Current Report on Form 8-K filed on May 3, 2017 as Exhibit 2.1 thereto.

2.2	Agreement and Plan of Merger between the Company and Digital Power Corporation, dated December 27, 2017. Incorporated herein by reference to the Current Report on Form 8-K filed on December 29, 2017 as Exhibit 2.1 thereto.

2.3	State of Delaware, Certificate of Merger of the Company and Digital Power Corporation, dated December 28, 2017. Incorporated herein by reference to the Current Report on Form 8-K filed on December 29, 2017 as Exhibit 2.2 thereto.

2.4	Share Purchase Agreement between Coolisys Technologies, Inc., Enertec Management Ltd., Micronet Enertec Technologies, Inc., and Enertec Systems 2001 Ltd., dated December 31, 2017. Incorporated herein by reference to the Current Report on Form 8-K filed on January 2, 2018 as Exhibit 2.1 thereto.

3.1	Amended and Restated Articles of Incorporation of the Company, dated September 29, 1992. Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 16, 1996.

3.2	Certificate of Amendment to Articles of Incorporation of the Company, dated September 9, 1996. Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 16, 1996.

3.3	Bylaws. Incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 16, 1996.

3.4	Form of Certificate of Determination of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, dated March 3, 2017. Incorporated by reference to the Current Report on Form 8-K filed on March 9, 2017 as Exhibit 3.1 thereto.

3.5	Form of Certificate of Determination of Preferences, Rights and Limitations of Series D Convertible Preferred Stock. Incorporated by reference to the Current Report on Form 8-K filed on May 3, 2017 as Exhibit 3.1 thereto.

3.6	Form of Certificate of Determination of Preferences, Rights and Limitations of Series E Convertible Preferred Stock. Incorporated by reference to the Current Report on Form 8-K filed on May 3, 2017 as Exhibit 3.2 thereto.

3.7	Form of Certificate of Determination of Preferences, Rights and Limitations of Series C Convertible Preferred Stock, dated May 15, 2017. Incorporated by reference to the Current Report on Form 8-K filed on May 31, 2017 as Exhibit 3.1 thereto.

3.8	Certification of Incorporation, dated September 22, 2017. Incorporated herein by reference to the Current Report on Form 8-K filed on December 29, 2017 as Exhibit 3.1 thereto.

3.9	Bylaws, dated September 25, 2017. Incorporated herein by reference to the Current Report on Form 8-K filed on December 29, 2017 as Exhibit 3.2 thereto.

Exhibit Number	Description

4.1	Form of Secured Convertible Note, dated October 21, 2016. Incorporated herein by reference to the Current Report on Form 8-K filed on October 27, 2016 as Exhibit 10.1 thereto.

4.2	Form of Common Stock Purchase Warrant, dated October 21, 2016. Incorporated herein by reference to the Current Report on Form 8-K filed on October 27, 2016 as Exhibit 10.2 thereto.

4.3	Form of Common Stock Purchase Warrant, dated October 21, 2016. Incorporated herein by reference to the Current Report on Form 8-K filed on October 27, 2016 as Exhibit 10.3 thereto.

4.4	Form of Common Stock Purchase Warrant, dated November 15, 2016. Incorporated herein by reference to the Current Report on Form 8-K filed on November 16, 2016 as Exhibit 4.1 thereto.

4.5	Form of Common Stock Purchase Warrant. Incorporated by reference to the Current Report on Form 8-K filed on March 9, 2017 as Exhibit 4.1 thereto.

4.6	Form of Common Stock Purchase Warrant. Incorporated by reference to the Current Report on Form 8-K filed on April 4, 2017 as Exhibit 4.1 thereto.

4.7	Form of Common Stock Purchase Warrant. Incorporated by reference to the Current Report on Form 8-K filed on May 31, 2017 as Exhibit 4.1 thereto.

4.8	Form of Common Stock Purchase Warrant. Incorporated by reference to the Current Report on Form 8-K filed on June 8, 2017 as Exhibit 4.1 thereto.

4.9	Form of Common Stock Purchase Warrant, dated July 27, 2017. Incorporated by reference to the Current Report on Form 8-K filed on July 26, 2017 as Exhibit 4.1 thereto.

4.1	Form of Common Stock Purchase Warrant, dated July 28, 2017. Incorporated by reference to the Current Report on Form 8-K filed on July 31, 2017 as Exhibit 4.1 thereto.

4.11	Form of Common Stock Purchase Warrant, dated July 28, 2017. Incorporated by reference to the Current Report on Form 8-K filed on July 31, 2017 as Exhibit 4.2 thereto.

4.12	Form of Convertible Note, dated August 3, 2017. Incorporated by reference to the Current Report on Form 8-K filed on August 9, 2017 as Exhibit 10.2 thereto.

4.13	Form of Common Stock Purchase Warrant, dated August 3, 2017. Incorporated by reference to the Current Report on Form 8-K filed on August 9, 2017 as Exhibit 10.3 thereto.

4.14	Form of Common Stock Purchase Warrant, dated August 10, 2017. Incorporated by reference to the Current Report on Form 8-K filed on August 11, 2017 as Exhibit 4.1 thereto.

4.15	Form of Senior Convertible Promissory Note, dated August 10, 2017. Incorporated by reference to the Current Report on Form 8-K filed on August 11, 2017 as Exhibit 10.2 thereto.

4.16	Common Stock Purchase Warrant issued by Avalanche International Corp. to the Company, dated August 21, 2017. Incorporated by reference to the Current Report on Form 8-K filed on September 7, 2017 as Exhibit 4.1 thereto.

4.17	Convertible Promissory Note issued by Avalanche International Corp. to the Company, dated August 21, 2017. Incorporated by reference to the Current Report on Form 8-K filed on September 7, 2017 as Exhibit 10.2 thereto.

4.18	Form of Common Stock Purchase Warrant. Incorporated by reference to the Current Report on Form 8-K filed on November 2, 2017 as Exhibit 4.1 thereto.

4.19	Form of 10% Original Issue Discount Convertible Debenture. Incorporated by reference to the Current Report on Form 8-K filed on November 2, 2017 as Exhibit 10.2 thereto.

Exhibit Number	Description

4.2	Form of 10% Original Issue Discount Debenture, dated December 4, 2017. Incorporated by reference to the Current Report on Form 8-K filed on December 8, 2017 as Exhibit 4.1 thereto.

4.21	Convertible Promissory Note issued by WT Johnson & Sons (Huddersfield) Ltd. to the Company, dated December 5, 2017. Incorporated by reference to the Current Report on Form 8-K filed on December 8, 2017 as Exhibit 4.1 thereto.

4.22	Convertible Promissory Note issued by WT Johnson & Sons (Huddersfield) Ltd. to the Company, dated December 5, 2017. Incorporated by reference to the Current Report on Form 8-K filed on December 8, 2017 as Exhibit 4.2 thereto.

4.23	Form of Common Stock Purchase Warrant, dated December 5, 2017. Incorporated by reference to the Current Report on Form 8-K filed on December 8, 2017 as Exhibit 4.1 thereto.

4.24	Form of Senior Convertible Promissory Note, dated January 23, 2018. Incorporated by reference to the Current Report on Form 8-K filed on January 24, 2018 as Exhibit 4.1 thereto.

4.25	Form of Common Stock Purchase Warrant, dated January 23, 2018. Incorporated by reference to the Current Report on Form 8-K filed on January 24, 2018 as Exhibit 4.2 thereto.

4.26	Form of Common Stock Purchase Warrant, dated March 23, 2018. Incorporated by reference to the Current Report on Form 8-K filed on March 26, 2018 as Exhibit 4.1 thereto.

10.1	Securities Purchase Agreement between the Company, Philou Ventures, LLC and Telkoor Telecom Ltd., dated September 4, 2016. Incorporated herein by reference to the Current Report on Form 8-K filed on September 7, 2016 as Exhibit 10.1 thereto.

10.2	Rescission Agreement between the Company, Telkoor Telecom Ltd. and Telkoor Power Supplies Ltd., dated September 4, 2016. Incorporated herein by reference to the Current Report on Form 8-K filed on September 7, 2016 as Exhibit 10.2 thereto.

10.3	Waiver Letter to Securities Purchase Agreement between the Company, Philou Ventures, LLC and Telkoor Telecom Ltd., dated September 20, 2016. Incorporated herein by reference to the Current Report on Form 8-K filed on September 22, 2016 as Exhibit 10.1 thereto.

10.4	Registration Rights Agreement, dated October 21, 2016. Incorporated herein by reference to the Current Report on Form 8-K filed on October 27, 2016 as Exhibit 10.4 thereto.

10.5	Form of Subscription Agreement. Incorporated herein by reference to the Current Report on Form 8-K filed on November 16, 2016 as Exhibit 10.1 thereto.

10.6	Form of Registration Rights Agreement, dated November 15, 2016. Incorporated by reference to the Current Report on Form 8-K filed on November 16, 2016 as Exhibit 10.2 thereto.

10.7*	Employment Agreement for Amos Kohn, dated November 30, 2016. Incorporated by reference to the Current Report on Form 8-K filed on December 5, 2016 as Exhibit 10.1 thereto.

10.8	2016 Stock Incentive Plan. Incorporated by reference to the Current Report on Form 8-K filed on December 30, 2016 as Exhibit 10.1 thereto.

10.9	Form of Subscription Agreement. Incorporated by reference to the Current Report on Form 8-K filed on February 17, 2017 as Exhibit 10.1 thereto.

10.10*	Amendment No. 1 to Executive Employment Agreement. Amos Kohn dated February 22, 2017. Incorporated by reference to the Current Report on Form 8-K filed on February 27, 2017 as Exhibit 10.1 thereto.

Exhibit Number	Description

10.11	Preferred Stock Purchase Agreement between the Company and Philou Ventures, LLC, dated March 9, 2017. Incorporated by reference to the Current Report on Form 8-K filed on March 9, 2017 as Exhibit 10.1 thereto.

10.12	Registration Rights Agreement between the Company and Philou Ventures, LLC. Incorporated by reference to the Current Report on Form 8-K filed on March 9, 2017 as Exhibit 10.2 thereto.

10.13	Form of Subscription Agreement. Incorporated by reference to the Current Report on Form 8-K filed on April 4, 2017 as Exhibit 10.1 thereto.

10.14	Form of Subscription Agreement, dated May 1, 2017. Incorporated by reference to the Current Report on Form 8-K filed on May 31, 2017 as Exhibit 10.1 thereto.

10.15	Form of Registration Rights Agreement. Incorporated by reference to the Current Report on Form 8-K filed on May 31, 2017 as Exhibit 10.2 thereto.

10.16	Promissory Note issued by Microphase Corporation to the Company, dated June 2, 2017. Incorporated by reference to the Current Report on Form 8-K filed on June 8, 2017 as Exhibit 10.1 thereto.

10.17	Promissory Note issued by Microphase Corporation to the Company, dated June 2, 2017. Incorporated by reference to the Current Report on Form 8-K filed on June 8, 2017 as Exhibit 10.2 thereto.

10.18	Form of Securities Purchase Agreement, dated July 25, 2017. Incorporated by reference to the Current Report on Form 8-K filed on July 26, 2017 as Exhibit 10.1 thereto.

10.19	Form of Exchange Agreement, dated July 28, 2017. Incorporated by reference to the Current Report on Form 8-K filed on July 31, 2017 as Exhibit 10.1 thereto.

10.20	Form of Subscription Agreement. Incorporated by reference to the Current Report on Form 8-K filed on July 31, 2017 as Exhibit 10.2 thereto.

10.21	Form of Securities Purchase Agreement, dated July 28, 2017. Incorporated by reference to the Current Report on Form 8-K filed on July 31, 2017 as Exhibit 10.3 thereto.

10.22	Securities Purchase Agreement between William H. Gordon, Power-Plus Technical Distributors, LLC, and CooliSys Technologies Inc., dated August 3, 2017. Incorporated by reference to the Current Report on Form 8-K filed on August 9, 2017 as Exhibit 10.1 thereto.

10.23	Form of Securities Purchase Agreement, dated August 3, 2017. Incorporated by reference to the Current Report on Form 8-K filed on August 9, 2017 as Exhibit 10.1 thereto.

10.24	Form of Securities Purchase Agreement, dated August 10, 2017. Incorporated by reference to the Current Report on Form 8-K filed on August 11, 2017 as Exhibit 10.1 thereto.

10.25	Form of Registration Rights Agreement, dated August 10, 2017. Incorporated by reference to the Current Report on Form 8-K filed on August 11, 2017 as Exhibit 10.3 thereto.

10.26	Loan and Security Agreement between the Company and Avalanche International Corp., dated August 21, 2017. Incorporated by reference to the Current Report on Form 8-K filed on September 7, 2017 as Exhibit 10.1 thereto.

10.27*	Executive Employment Agreement for William Horne, dated October 6, 2017. Incorporated by reference to the Current Report on Form 8-K filed on October 12, 2017 as Exhibit 10.1 thereto.

10.28	Form of Subscription Agreement. Incorporated by reference to the Current Report on Form 8-K filed on October 19, 2017 as Exhibit 10.1 thereto.

Exhibit Number	Description

10.29	Agreement for the Purchase and Sale of Future Receipts between the Company and TVT Capital, LLC, dated October 23, 2017. Incorporated by reference to the Current Report on Form 8-K filed on October 23, 2017 as Exhibit 10.1 thereto.

10.3	Form of Securities Purchase Agreement. Incorporated by reference to the Current Report on Form 8-K filed on November 2, 2017 as Exhibit 10.1 thereto.

10.31	Form of Registration Rights Agreement. Incorporated by reference to the Current Report on Form 8-K filed on November 2, 2017 as Exhibit 10.3 thereto.

10.32	Form of Loan and Security Agreement between the Company and LAM, Inc., dated November 2, 2017. Incorporated by reference to the Current Report on Form 8-K filed on November 7, 2017 as Exhibit 10.1 thereto.

10.33	Form of Subscription Agreement, dated November 6, 2017. Incorporated by reference to the Current Report on Form 8-K filed on November 8, 2017 as Exhibit 10.1 thereto.

10.34	Trust Agreement between Coolisys Technologies Inc. and Roni Kohn, dated May 14, 2017. Incorporated by reference to the Current Report on Form 8-K filed on November 22, 2017 as Exhibit 10.1 thereto.

10.35	Tenancy-In-Common Agreement between Coolisys Technologies Inc. and Roni Kohn, dated May 14, 2017. Incorporated by reference to the Current Report on Form 8-K filed on November 22, 2017 as Exhibit 10.2 thereto.

10.36	Form of Securities Purchase Agreement, dated December 4, 2017. Incorporated by reference to the Current Report on Form 8-K filed on December 8, 2017 as Exhibit 10.1 thereto.

10.37	Form of Registration Rights Agreement, dated December 4, 2017. Incorporated by reference to the Current Report on Form 8-K filed on December 8, 2017 as Exhibit 10.2 thereto.

10.38	Exchange Agreement between the Company and WT Johnson & Sons (Huddersfield) Limited, dated December 5, 2017. Incorporated by reference to the Current Report on Form 8-K filed on December 8, 2017 as Exhibit 10.1 thereto.

10.39	Form of Exchange Agreement, dated December 5, 2017. Incorporated by reference to the Current Report on Form 8-K filed on December 8, 2017 as Exhibit 10.1 thereto.

10.40	Form of Subscription Agreement, dated December 1, 2017. Incorporated by reference to the Current Report on Form 8-K filed on December 8, 2017 as Exhibit 10.1 thereto.

10.41	Form of Consulting Agreement. Incorporated by reference to the Current Report on Form 8-K filed on January 2, 2018 as Exhibit 10.1 thereto.

10.42	Agreement for the Purchase and Sale of Future Receipts between the Company and TVT Capital, LLC, dated January 10, 2018. Incorporated by reference to the Current Report on Form 8-K filed on January 16, 2018 as Exhibit 10.1 thereto.

10.43	Agreement for the Purchase and Sale of Future Receipts between the Company and TVT Capital, LLC, dated January 10, 2018. Incorporated by reference to the Current Report on Form 8-K filed on January 16, 2018 as Exhibit 10.2 thereto.

10.44	Form of Securities Purchase Agreement, dated January 23, 2018. Incorporated by reference to the Current Report on Form 8-K filed on January 24, 2018 as Exhibit 10.1 thereto.

10.45	Form of Registration Rights Agreement, dated January 23, 2018. Incorporated by reference to the Current Report on Form 8-K filed on January 24, 2018 as Exhibit 10.2 thereto.

10.46*	Executive Employment Agreement for William Horne, dated January 25, 2018. Incorporated by reference to the Current Report on Form 8-K filed on January 25, 2018 as Exhibit 10.1 thereto.

Exhibit Number	Description
10.47	Form of Securities Purchase Agreement, dated January 23, 2018. Incorporated by reference to the Current Report on Form 8-K filed on February 12, 2018 as Exhibit 10.1 thereto.

10.48	Amendment to Securities Purchase Agreement, dated January 23, 2018, between the Company and Twitchell Fund, LLC. Incorporated by reference to the Current Report on Form 8-K filed on February 12, 2018 as Exhibit 10.2 thereto.

10.49	Sales Agreement between the Company and H.C. Wainwright & Co., LLC, dated February 27, 2018. Incorporated by reference to the Current Report on Form 8-K filed on February 27, 2018 as Exhibit 10.1 thereto.

10.50	Asset Purchase Agreement between Super Crypto Mining, Inc. and Blockchain Supply & Services Ltd., dated March 8, 2018. Incorporated by reference to the Current Report on Form 8-K filed on March 9, 2018 as Exhibit 10.1 thereto.

10.51	Amended and Restated Master Services Agreement dated March 21, 2018 but effective March 1, 2018. Filed herewith. Confidential Portions have been redacted and a Request for Confidential Treatment has been filed separately with the Commission. Incorporated by reference to the Annual Report on Form 10-K filed on April 17, 2018 as Exhibit 10.51 thereto.

10.52	Form of Securities Purchase Agreement, dated March 23, 2018. Incorporated by reference to the Current Report on Form 8-K filed on March 26, 2018 as Exhibit 10.1 thereto.

10.53	Form of Note, dated March 23, 2018. Incorporated by reference to the Current Report on Form 8-K filed on March 26, 2018 as Exhibit 10.2 thereto.

10.54	Form of Amended and Restated Independent Contractor Agreement, dated April 13, 2018. Incorporated by reference to the Current Report on Form 8-K filed on April 13, 2018 as Exhibit 10.1 thereto.

21***	List of subsidiaries.
23.1***	Consent of Marcum LLP.
23.2***	Consent of Ziv Haft, BDO member firm.
31.1***	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2***	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1****	Certification of Chief Executive and Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
**	Confidential treatment is being sought for this agreement, which has been filed separately with the SEC. The confidential portions of this Exhibit have been omitted and are marked by asterisks.
***	Filed herewith.
****	Furnished herewith.

ITEM 16.	FORM 10–K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  October 16, 2019

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

October 16, 2019	/s/ Milton C. Ault, III
Milton C. Ault, III, Chief Executive Officer and Executive Chairman of the Board

October 16, 2019	/s/ William B. Horne
William B. Horne, Chief Financial Officer and Director

October 16, 2019	/s/ Amos Kohn
Amos Kohn, President and Director

October 16, 2019	/s/ Robert O. Smith
Robert O. Smith, Director

October 16, 2019	/s/ Mordechai Rosenberg
Mordechai Rosenberg, Director

October 16, 2019	/s/ Jeffrey A. Bentz
Jeffrey A. Bentz, Director

ITEM 8.	FINANCIAL STATEMENTS

DPW HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm – Marcum LLP	F-2

Report of Independent Registered Public Accounting Firm – Ziv Haft.	F-3

Consolidated Balance Sheets as of December 31, 2018 and 2017	F-4 - F-5

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2018 and 2017	F-6

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2018 and 2017	F-7 - F-10

Consolidated Statements of Cash Flows for the Years Ended December 31, 2018 and 2017	F-11 - F-13

Notes to Consolidated Financial Statements	F-14 - F-78

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
issued and outstanding at December 31, 2018 and 2017, respectively
(liquidation preference of $1,250,000 and $1,000,000 at December 31, 2018 and
2017, respectively)

Series D Convertible Preferred Stock, $0.01 stated value per	—	379
share, $0.001 par value – 378,776 shares authorized; nil and 378,776 shares issued and outstanding at December 31, 2018 and 2017, respectively (liquidation preference of $3,788 at December 31, 2017)
Preferred Stock, $0.001 par value – 23,121,224 shares authorized; nil shares	—	—
issued and outstanding at December 31, 2018 and 2017

Class A Common Stock, $0.001 par value – 500,000,000 shares authorized;	4,036	1,511
4,036,407 and 1,511,115 shares issued and outstanding at December 31, 2018 and 2017, respectively
Class B Common Stock, $0.001 par value – 25,000,000 shares authorized;	—	—
nil shares issued and outstanding at December 31, 2018 and 2017
Additional paid-in capital	77,643,609	36,916,659
Accumulated deficit	(55,721,115)	(23,414,151)
Accumulated other comprehensive loss	(3,902,523)	4,503,046
TOTAL DPW HOLDINGS STOCKHOLDERS' EQUITY	18,024,133	18,007,544
Non-controlling interest	40,658	780,737
TOTAL STOCKHOLDERS' EQUITY	18,064,791	18,788,281
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,425,880	$30,508,894

The accompanying notes are an integral part of these consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

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

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(32,982,201)	$(10,895,049)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,447,249	193,671
Amortization	459,656	60,335
Interest expense – debt discount	11,191,055	4,688,630
Impairment of intangible assets	700,000	—
Accretion of original issue discount on notes receivable – related party	(2,004,358)	(453,346)
Accretion of original issue discount on notes receivable	(175,921)	—
Interest expense on conversion of promissory notes to common stock	—	13,333
Deferred taxes	—	(225,488)
Provision for bad debts	—	(32,729)
Stock-based compensation	4,719,266	1,831,435
Realized losses on sale of digital currencies	127,602	—
Realized losses on sale of marketable securities	175,405	—
Unrealized losses on trading securities	77,133	—
Changes in operating assets and liabilities:
Accounts receivable	2,754,631	285,146
Accounts receivable, related party	(3,713,903)	(173,751)
Accrued revenue	(1,353,411)	—
Digital currencies	(1,633,630)	—
Inventories	13,137	100,156
Prepaid expenses and other current assets	1,210,933	(763,559)
Other investments, related party	—	(335,040)
Other assets	(232,442)	(70,846)
Accounts payable and accrued expenses	6,850,263	1,515,870
Accounts payable, related parties	(12,103)	69,855
Other current liabilities	959,235	74,813

Net cash used in operating activities	(10,422,404)	(4,116,564)

Cash flows from investing activities:
Purchase of property and equipment	(8,919,532)	(402,779)
Proceeds from sale of property and equipment	—	16,595
Loss on disposition of asset	22,172	—
Purchase of intangible asset	(3,025)	(50,000)
Purchase of Power Plus	—	(377,661)
Purchase of Enertec	(4,936,562)	—
Cash received on acquisitions	293,041	110,982
Investments – related party	(1,244,353)	(3,200,554)
Related party investment in real property	(1,969,000)	—
Investment in real property	—	(300,000)
Investments in warrants and common stock - related party	(2,672,510)	—
Investments in marketable securities	(858,458)	(1,485,652)
Sales of marketable securities	2,188,292	63,606
Sales of digital currencies	64,587	—
Investments - others	(25,000)	—
Loans to third party	—	—
Loans to related parties	—	(44,000)
Proceeds from loans to related parties	12,520	35,000
Investments in debt and equity securities	(2,571,100)	(3,039,500)

Net cash used in investing activities	$(20,618,928)	$(8,673,963)

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

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the Years Ended December 31,
	2018	2017

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$760,208	$271,129

Non-cash investing and financing activities:
Cancellation of convertible note payable into shares of common stock	$2,446,116	$2,497,721
Cancellation of convertible note payable, related party into shares of common stock	$-	$530,000
Cancellation of short term advances into shares of common stock	$2,554,167	$—
Cancellation of short term advances, related party into shares of common stock	$45,000	$—
Cancellation of short term advances, related party into shares of Series B Preferred Stock	$250,000	$—
Payment of debt with digital currency	$739,967	$—
Purchase of assets with digital currency	$250,460	$—
Payment of accounts payable with digital currency	$449,479	$—
Issuance of common stock for prepaid services	$50,000	$—
Cancellation of notes payable – related party into shares of
common stock	$—	$369,334
Cancellation of notes payable into shares of common stock	$—	$2,204,365
Cancellation of note payable – related party into series B
convertible preferred stock	$—	$500,000
Issuance of common stock for domain name	$—	$31,000
Issuance of common stock for prepaid services	$—	$410,000

In connection with the Company's acquisition of Microphase Corporation, equity instruments were issued and liabilities assumed during 2017 as follows:

Fair value of assets acquired	$7,907,744
Equity instruments issued	(1,451,040)
Non-controlling interest	(945,555)
Liabilities assumed	$5,511,149

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

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

The aggregate amount of the transaction price allocated to the performance obligation that is partially unsatisfied as of December 31, 2018 for the MLSE units was approximately $48 million, representing 24 MLSE units. Based on the Company’s expectations regarding funding of the production process and its experience building the first machines, the Company expects to recognize the remaining revenue related to the partially unsatisfied performance obligation over the next two and a half years. The Company will be paid in installments for this performance obligation over the next two and a half years.

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

Digital currencies (including Bitcoin and Litecoin) are included in current assets in the accompanying consolidated balance sheets. Digital currencies awarded to the Company through its mining activities are accounted for in connection with the Company’s revenue recognition policy disclosed above.

Digital currencies held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the digital currency at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Fair value is determined by taking the closing price from the most liquid exchanges. Subsequent reversal of impairment losses is not permitted.

Digital currencies awarded to the Company through its mining activities are included within operating activities on the accompanying consolidated statements of cash flows. During 2018, we used digital assets for debt reduction, capital purchases, consulting fees, data center costs and other operating expenses. Such transactions were based on agreements denominated in U.S. Dollars, but satisfied with digital currencies, based on the quoted price of the digital currency at the time of the transaction. Any realized gains or losses from such transactions are included in other income (expense) in the consolidated statements of operations. The Company accounts for its gains or losses in accordance with the first in first out (FIFO) method of accounting.

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

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

For the years ended December 31, 2018, depreciation expense amounted to $2,447,249 and $193,671, respectively.

8. INTANGIBLE ASSETS, NET

At December 31, 2018 and 2017 intangible assets consist of:

	2018	2017
Trade name and trademark	$1,562,332	$1,739,307
Customer list	2,388,139	988,041
Non-competition agreements	150,000	150,000
Domain name and other intangible assets	762,807	81,000
	4,863,278	2,958,348
Accumulated depreciation and amortization	(503,480)	(60,335)
Intangible assets, net	$4,359,798	$2,898,013

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

In aggregate, the Company has 903,175 shares of AVLP common stock which represents 16.3% of AVLP’s outstanding shares of common stock. The Company has determined that AVLP is a variable interest entity (“VIE”) as it does not have sufficient equity at risk. The Company does not consolidate AVLP because the Company is not the primary beneficiary and does not have a controlling financial interest. To be a primary beneficiary, an entity must have the power to direct the activities of a VIE that most significantly impact the VIE's economic performance, among other factors. Although the Company has made a significant investment in AVLP, the Company has determined that Philou, which controls AVLP through its equity investment and deemed to be more closely associated with AVLP, is the primary beneficiary. As a result, AVLP’s financial position and results of operations are not consolidated in our financial position and results of operations.

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

The Company follows the guidance of ASC No. 321, Equity Securities (“ASC 321”), which provides a measurement alternative to the requirement to carry equity interests at fair value in accordance with ASC 820, Fair value measurement, for certain equity interests without readily determinable fair values. Equity interests measured in accordance with the measurement alternative in ASC 321 are not required to be included within the fair value hierarchy. The Company’s equity investment in Sandstone is recorded at cost. However, any change to the carrying amount will be subsequently adjusted up or down for observable price changes (i.e., prices in orderly transactions for the identical investment or similar investment of the same issuer) and any adjustments to the carrying amount shall be recorded in net income.

Other Investments

On November 1, 2017, the Company and I.AM entered into a Loan and Security Agreement pursuant to which the Company provided I.AM with a non-revolving credit facility of up to $1,600,000. On May 23, 2018, DP Lending entered into and closed a securities purchase agreement with I.AM. At the date of the acquisition, I.AM owed DP Lending $1,715,330 in outstanding principal, pursuant to the loan and security agreement. The purchase agreement provides that as I.AM repays the outstanding loan to DP Lending in accordance with the loan agreement, DP Lending will on a pro rata basis transfer shares of common stock of I.AM to David J. Krause, up to an aggregate of 471 shares (see Note 14).

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

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

14. BUSINESS COMBINATIONS

Business combinations are accounted for under the acquisition method of accounting in accordance with ASC No. 805, Business Combinations. Under the acquisition method, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill is recorded to the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired less liabilities assumed at the date of acquisition. Two acquisitions were completed during 2018: Enertec Systems 2001 Ltd. (“Enertec”) and I.AM. The final accounting for the acquisition of Enertec was completed during 2018 whereas the initial accounting for the acquisition of I.AM is not yet complete and the Company is still performing procedures to determine the appropriate accounting.

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

I.AM, Inc.

On May 23, 2018, DP Lending entered into and closed a securities purchase agreement with I.AM, David J. Krause and Deborah J. Krause. Pursuant to the securities purchase agreement, I.AM sold to DPL, 981 shares of common stock for a purchase price of $981, representing, upon the closing, 98.1% of I.AM’s outstanding common stock.

I.AM owns and operates the Prep Kitchen brand restaurants located in the San Diego area. I.AM owed DP Lending $1,715,330 in outstanding principal, pursuant to a loan and security agreement, between I.AM and DP Lending, which I.AM used to acquire the restaurants. The purchase agreement provides that, as I.AM repays the outstanding loan to DP Lending in accordance with the loan agreement, DP Lending will on a pro rata basis transfer shares of common stock of I.AM to David J. Krause, up to an aggregate of 471 shares.

Components of the purchase price for acquisitions completed during the year ended December 31, 2018:

	Enertec	I.AM
Accounts receivable	$3,184,227	$29,319
Inventories	1,343,053	40,581
Property and equipment	648,649	700,291
Trade name and trademark	2,094,741	520,000
Domain name and other intangible assets	—	90,000
Other assets	29,056	1,492
Accounts payable and accrued expenses	(2,702,306)	(103,961)
Deferred tax liability	(160,311)	—
Notes payable	(4,235,725)	—
Accrued severance pay	(131,811)	—
Net assets assumed	69,573	1,277,722
Goodwill	4,780,526	265,252
Non-controlling interest	—	(33,242)
Purchase price	$4,850,099	$1,509,732

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

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	2018	2017
Deferred tax asset:
Net operating loss	$6,924,325	$3,543,284
Reserves and allowances	1,724,446	568,866
Equity Compensation	425,603	155,565
Tax credit carryforward	142,484	162,794
Property and equipment	300,240	231,148
Total deferred tax asset	9,517,098	4,661,657
Deferred tax liability:
Intangible assets, net	(567,923)	(653,139)
Total deferred tax liability	(567,923)	(653,139)
Valuation allowance	(9,054,147)	(4,166,999)
Deferred tax asset (liability), net	$(104,972)	$(158,481)

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

