Form 10-Q
period 2019-09-30
DPW Holdings, Inc.
filed 2019-11-19
CIK 896493

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

At November 18, 2019 the registrant had outstanding 3,251,871 shares of common stock.

DPW HOLDINGS, INC.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2019 (Unaudited) and December 31, 2018 (Audited)	F-1 – F-2

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2019 and 2018 (Unaudited)	F-3

	Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and nine months ended September 30, 2019 and 2018 (Unaudited)	F-4 – F-7

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 (Unaudited)	F-8 – F-9

	Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	F-10 – F-40

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4.	Controls and Procedures	12

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	13
Item 1A.	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Mine Safety Disclosures	15
Item 5.	Other Information	15
Item 6.	Exhibits	16

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Words such as “anticipates,” “expects,” “intends,” “goals,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “would,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on management's expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout this report and our Annual Report on Form 10-K for the year ended December 31, 2018, particularly the “Risk Factors” sections of such reports. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission that disclose risks and uncertainties that may affect our business. The forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of November 19, 2019. In addition, the forward-looking statements in this Form 10-Q are made as of the date of this filing, and we do not undertake, and expressly disclaims any duty, to update such statements, whether as a result of new information, new developments or otherwise, except to the extent that disclosure may be required by law.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$756,652	$902,329
Marketable equity securities	473,314	178,597
Accounts receivable	2,473,500	1,930,971
Accounts and other receivable, related party	1,238,856	3,887,654
Accrued revenue	1,395,171	1,353,411
Inventories, net	2,724,023	3,261,126
Prepaid expenses and other current assets	706,967	775,981
TOTAL CURRENT ASSETS	9,768,483	12,290,069
Intangible assets	4,078,443	4,359,798
Digital currencies	6,634	1,535
Goodwill	8,810,340	8,463,070
Property and equipment, net	2,509,894	9,313,299
Right-of-use assets	3,433,794	—
Investments - related party, net of original issue discount of $1,475,485
and $2,336,693, respectively	9,738,353	5,611,621
Investments in derivative liabilities and common stock - related party	2,351,970	3,043,499
Equity investments in private companies	897,957	480,000
Investment in limited partnership	1,969,000	1,969,000
Loans receivable	2,170,962	2,572,230
Other investments, related parties	840,000	862,500
Other assets	850,148	459,259
TOTAL ASSETS	$47,425,978	$49,425,880
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$12,649,593	$13,065,838
Accounts payable and accrued expenses, related party	62,278	57,752
Operating lease liability, current	741,433	—
Advances on future receipts	2,216,422	2,085,807
Short term advances, related party	699,261	73,761
Revolving credit facility	233,490	285,605
Notes payable, net	6,077,720	6,388,787
Notes payable, related party	168,589	166,925
Convertible notes payable	1,146,141	6,742,494
Other current liabilities	1,859,041	1,868,402
TOTAL CURRENT LIABILITIES	25,853,968	30,735,371
LONG TERM LIABILITIES
Operating lease liability, non-current	2,781,345	—
Notes payable	464,809	483,659
Notes payable, related parties	115,728	142,059
Convertible notes payable	284,284	—
TOTAL LIABILITIES	29,500,134	31,361,089

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	September 30,	December 31,
	2019	2018
	(Unaudited)

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Series A Cumulative Redeemable Perpetual Preferred Stock, $25.00 stated	7	1
value per share, $0.001 par value – 1,000,000 shares authorized; 7,040 and
1,434 shares issued and outstanding at September 30, 2019 and
December 31, 2018, respectively (redemption amount and liquidation preference of $176,000 and $35,850 as of September 30, 2019 and December 31, 2018, respectively)
Series B Convertible Preferred Stock, $10.00 stated value per share,	125	125
share, $0.001 par value – 500,000 shares authorized; 125,000 shares issued and outstanding at September 30, 2019 and December 31, 2018 (liquidation preference of $1,250,000 at September 30, 2019 and December 31, 2018
Class A Common Stock, $0.001 par value – 500,000,000 shares authorized;	2,542	101
2,541,529 and 100,910 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively
Class B Common Stock, $0.001 par value – 25,000,000 shares authorized;	—	—
nil shares issued and outstanding at September 30, 2019 and December 31, 2018
Additional paid-in capital	99,883,351	77,647,544
Accumulated deficit	(76,811,910)	(55,721,115)
Accumulated other comprehensive loss	(5,156,513)	(3,902,523)
TOTAL DPW HOLDINGS STOCKHOLDERS' EQUITY	17,917,602	18,024,133
Non-controlling interest	8,242	40,658
TOTAL STOCKHOLDERS' EQUITY	17,925,844	18,064,791
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,425,978	$49,425,880

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenue	$4,968,440	$5,732,002	$15,061,289	$13,245,419
Revenue, cryptocurrency mining	307,172	590,165	592,092	1,546,418
Revenue, related party	—	352,496	—	3,911,263
Revenue, restaurant operations	1,036,834	1,584,891	3,371,465	2,087,383
Revenue, lending activities	69,217	85,368	443,927	194,120
Total revenue	6,381,663	8,344,922	19,468,773	20,984,603
Cost of revenue	4,642,526	6,317,754	14,350,041	16,204,388
Gross profit	1,739,137	2,027,168	5,118,732	4,780,215
Operating expenses
Engineering and product development	481,902	333,555	1,408,848	1,043,993
Selling and marketing	392,725	790,603	1,293,181	2,290,934
General and administrative	4,519,641	5,088,312	14,584,758	12,697,909
Impairment of property and equipment	4,315,856	—	4,315,856	—
(Gain) loss on digital currency	(951)	2,543	(6,933)	2,543
Total operating expenses	9,709,173	6,215,013	21,595,710	16,035,379
Loss from operations	(7,970,036)	(4,187,845)	(16,476,978)	(11,255,164)
Interest income	898,646	712,262	2,647,110	1,955,885
Interest expense	(2,954,843)	(4,072,539)	(5,586,639)	(11,335,069)
Change in fair value of marketable equity securities	(330,150)	—	(173,503)	—
Loss on extinguishment of convertible debt	(155,448)	—	(963,232)	—
Loss on issuance of warrants	—	—	(1,763,481)	—
Change in fair value of warrant liability	165,840	—	1,112,665	—
Loss before income taxes	(10,345,991)	(7,548,122)	(21,204,058)	(20,634,348)
Income tax benefit	5,140	23,737	93,284	17,480
Net loss	(10,340,851)	(7,524,385)	(21,110,774)	(20,616,868)
Less: Net loss attributable to non-controlling interest	—	74,414	32,416	218,494
Net loss attributable to DPW Holdings	(10,340,851)	(7,449,971)	(21,078,358)	(20,398,374)
Preferred dividends	(5,284)	—	(12,437)	(108,049)
Net loss available to common stockholders	$(10,346,135)	$(7,449,971)	$(21,090,795)	$(20,506,423)
Basic and diluted net loss per common share	$(6.47)	$(88.23)	$(24.62)	$(311.53)
Basic and diluted weighted average common shares outstanding	1,599,306	84,441	856,689	65,824
Comprehensive Loss
Loss available to common stockholders	$(10,346,135)	$(7,449,971)	$(21,090,795)	$(20,506,423)
Other comprehensive income (loss)
Foreign currency translation adjustment	67,166	(77,686)	259,671	(209,535)
Net unrealized gain (loss) on derivative securities of related party	(1,152,480)	(1,341,977)	(1,513,661)	(6,787,902)
Other comprehensive income (loss)	(1,085,314)	(1,419,663)	(1,253,990)	(6,997,437)
Total Comprehensive loss	$(11,431,449)	$(8,869,634)	$(22,344,785)	$(27,503,860)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

Three Months Ended September 30, 2019

							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity
BALANCES, June 30, 2019	132,040	$132	1,037,128	$1,037	$92,377,366	$(66,465,775)	$(4,071,199)	$8,242	$21,849,803
Compensation expense due to stock
option issuances	—	—	—	—	187,125	—	—	—	187,125
Issuance of common stock for cash	—	—	1,140,330	1,141	4,415,624	—	—	—	4,416,765
Issuance of common stock for services	—	—	20,000	20	51,980	—	—	—	52,000
Issuance of common stock for conversion
of debt	—	—	344,071	344	2,127,493	—	—	—	2,127,837
Beneficial conversion feature in connection
with convertible notes	—	—	—	—	633,004	—	—	—	633,004
Fair value of warrants issued in connection
with convertible notes	—		—	—	142,070	—	—	—	142,070
Cash for exchange fees and other financing costs	—	—	—	—	(206,759)	—	—	—	(206,759)
Loss on debt extinguishment					155,448				155,448
Comprehensive loss:
Net loss	—		—	—	—	(10,340,851)	—	—	(10,340,851)
Preferred dividends	—	—	—	—	—	(5,284)	—	—	(5,284)
Net unrealized gain on derivatives
in related party	—	—	—	—	—	—	(1,152,480)	—	(1,152,480)
Foreign currency translation adjustments	—	—	—	—	—	—	67,166	—	67,166
BALANCES, September 30, 2019	132,040	$132	2,541,529	$2,542	$99,883,351	$(76,811,910)	$(5,156,513)	$8,242	$17,925,844

The above Condensed Consolidated Statement of Changes in Stockholders’ Equity reflects a 1-for-20 reverse stock split effective March 14, 2019, and a 1-for-40 reverse stock split effective August 5, 2019. See Note 1 for further information.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

Three Months Ended September 30, 2018

							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity
BALANCES, July 1, 2018	125,000	$125	77,028	$77	$68,492,048	$(36,552,389)	$(1,074,728)	$669,899	$31,535,032
Compensation expense due to stock
option issuances	—	—	—	—	298,594	—	—	—	298,594
Compensation expense due to warrant issuances	—	—	—	—	23,477	—	—	—	23,477
Issuance of common stock and warrants for cash	—	—	7,900	8	3,695,819	—	—	—	3,695,827
Issuance of common stock for services	—	—	1,250	2	399,998	—	—	—	400,000
Issuance of common stock in connection
with convertible notes	—	—	500	—	501,538	—	—	—	501,538
Beneficial conversion feature in connection
with convertible notes	—	—	—	—	720,000	—	—	—	720,000
Cash for exchange fees and other financing costs	—	—	—	—	(112,803)	—	—	—	(112,803)
Non-controlling interest from Microphase	—	—	—	—	—	—	—	(25,000)	(25,000)
Comprehensive loss:
Net loss	—	—	—	—	—	(7,449,971)	—	—	(7,449,971)
Net unrealized gain on securities
available-for-sale, net of income taxes	—	—	—	—	—	—	(1,341,977)	—	(1,341,977)
Foreign currency translation adjustments	—	—	—	—	—	4,100	(77,686)	—	(73,586)
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(74,414)	(74,414)
BALANCES, September 30, 2018	125,000	$125	86,678	$87	$74,018,671	$(43,998,260)	$(2,494,391)	$570,485	$28,096,717

The above Condensed Consolidated Statement of Changes in Stockholders’ Equity reflects a 1-for-20 reverse stock split effective March 14, 2019, and a 1-for-40 reverse stock split effective August 5, 2019. See Note 1 for further information.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

Nine Months Ended September 30, 2019

							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity
BALANCES, January 1, 2019	126,434	$126	100,910	$101	$77,647,544	$(55,721,115)	$(3,902,523)	$40,658	$18,064,791
Compensation expense due to stock
option issuances	—	—	—	—	681,079	—	—	—	681,079
Issuance of common stock for cash	—	—	1,331,509	1,333	9,869,176	—	—	—	9,870,509
Issuance of common stock for services	—	—	29,375	29	304,990	—	—	—	305,019
Issuance of common stock in payment of
accrued liabilities	—	—	9,375	9	108,512	—	—	—	108,521
Issuance of common stock for conversion
of debt	—	—	370,473	370	4,735,925	—	—	—	4,736,295
Issuance of common stock upon exercise
of warrants	—	—	699,887	700	6,620,325	—	—	—	6,621,025
Issuance of Series A preferred stock for cash	5,606	6	—	—	140,144	—	—	—	140,150
Beneficial conversion feature in connection
with convertible notes	—	—	—	—	821,452	—	—	—	821,452
Fair value of warrants issued in connection
with convertible notes	—	—	—	—	200,518	—	—	—	200,518
Cash for exchange fees and other financing costs	—	—	—	—	(1,401,762)	—	—	—	(1,401,762)
Loss on debt extinguishment	—	—	—	—	155,448	—	—	—	155,448
Comprehensive loss:
Net loss	—		—	—	—	(21,078,358)	—	—	(21,078,358)
Preferred dividends	—	—	—	—	—	(12,437)	—	—	(12,437)
Net unrealized loss on derivatives
in related party	—	—	—	—	—	—	(1,513,661)	—	(1,513,661)
Foreign currency translation adjustments	—	—	—	—	—	—	259,671	—	259,671
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(32,416)	(32,416)
BALANCES, September 30, 2019	132,040	$132	2,541,529	$2,542	$99,883,351	$(76,811,910)	$(5,156,513)	$8,242	$17,925,844

The above Condensed Consolidated Statement of Changes in Stockholders’ Equity reflects a 1-for-20 reverse stock split effective March 14, 2019, and a 1-for-40 reverse stock split effective August 5, 2019. See Note 1 for further information.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

Nine Months Ended September 30, 2018

							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity
BALANCES, January 31, 2018	478,776	$479	37,778	$38	$36,918,132	$(23,414,151)	$4,503,046	$780,737	$18,788,281
Compensation expense due to stock
option issuances	—	—	—	—	725,467	—	—	—	725,467
Compensation expense due to warrant issuances	—	—	—	—	70,431	—	—	—	70,431
Issuance of common stock and warrants for cash	—	—	31,721	32	22,247,384	—	—	—	22,247,416
Issuance of common stock for services	—	—	4,604	5	4,158,291	—	—	—	4,158,296
Issuance of common stock for conversion
of debt	—	—	2,538	3	2,167,841	—	—	—	2,167,844
Issuance of common stock for conversion
of short-term advances	—	—	4,540	4	2,819,580	—	—	—	2,819,584
Issuance of common stock upon exercise
of stock options	—	—	75	—	97,800	—	—	—	97,800
Issuance of common stock upon exercise
of warrants	—	—	2,682	3	867,163	—	—	—	867,166
Issuance of Series B preferred stock for
conversion of short-term advances	25,000	25	—	—	249,975	—	—	—	250,000
Issuance of common stock for conversion
of Series E preferred stock	(378,776)	(379)	947	1	378	—	—	—	—
Issuance of common stock in connection
with convertible notes	—	—	1,862	1	1,176,758	—	—	—	1,176,759
Repurchase of common stock	—	—	(69)	—	(55,000)	—	—	—	(55,000)
Beneficial conversion feature in connection
with convertible notes	—	—	—	—	1,008,573	—	—	—	1,008,573
Fair value of warrants issued in connection
with convertible notes	—	—	—	—	3,408,665	—	—	—	3,408,665
Cash for exchange fees and other financing costs	—	—	—	—	(1,950,816)	—	—	—	(1,950,816)
Non-controlling interest from acquisition of I. AM	—	—	—	—	—	—	—	33,242	33,242
Non-controlling interest from Microphase	—	—	—	—	—	—	—	(25,000)	(25,000)
Comprehensive loss:
Net loss	—	—	—	—	—	(20,398,374)	—	—	(20,398,374)
Preferred deemed dividends	—	—	—	—	108,049	(108,049)	—	—	—
Net unrealized gain on securities
available-for-sale, net of income taxes	—	—	—	—	—	—	(6,787,902)	—	(6,787,902)
Foreign currency translation adjustments	—	—	—	—	—	(77,686)	(209,535)	—	(287,221)
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(218,494)	(218,494)
BALANCES, September 30, 2018	125,000	$125	86,678	$87	$74,018,671	$(43,998,260)	$(2,494,391)	$570,485	$28,096,717

The above Condensed Consolidated Statement of Changes in Stockholders’ Equity reflects a 1 for 20 reverse stock split effective March 14, 2019, and a 1-for-40 reverse stock split effective August 5, 2019. See Note 1 for further information.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended September 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(21,110,774)	$(20,616,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,673,352	1,642,422
Amortization	400,661	100,074
Amortization of right-of-use assets	260,549	—
Interest expense – debt discount	3,034,454	8,812,972
Fair value in excess of proceeds upon issuance of warrants	1,763,481	—
Change in fair value of warrant liability	(1,112,665)	—
Accretion of original issue discount on notes receivable – related party	(1,869,778)	(1,524,441)
Accretion of original issue discount on notes receivable	(77,155)	—
Increase in accrued interest on notes receivable – related party	(732,542)	—
Stock-based compensation	1,354,062	4,164,180
Impairment of property and equipment	4,315,856	—
Realized (gains) losses on sale of digital currencies	(394)	110,523
Realized (gains) losses on sale of marketable securities	(86,741)	167,779
Unrealized (gains) losses on marketable equity securities	(294,717)	42,962
Unrealized gains on equity securities – related party	371,970	—
Unrealized gains on equity securities	24,597	—
Changes in operating assets and liabilities:
Accounts receivable	(397,395)	876,378
Accounts receivable, related party	2,648,798	(3,517,216)
Accrued revenue	(41,760)	—
Digital currencies	(599,025)	(1,502,956)
Inventories	619,185	(117,621)
Prepaid expenses and other current assets	(269,047)	198,058
Other assets	(433,013)	(144,593)
Accounts payable and accrued expenses	1,357,307	1,923,193
Accounts payable, related parties	4,526	(15,258)
Other current liabilities	(9,505)	(29,643)
Lease liabilities	(171,565)	—

Net cash used in operating activities	(8,377,278)	(9,430,055)

Cash flows from investing activities:
Purchase of property and equipment	(149,323)	(9,317,726)
Loss on disposition of asset	—	22,172
Purchase of intangible asset	—	(53,643)
Purchase of Enertec	—	(4,936,562)
Cash received on acquisitions	—	293,042
Investments – related party	(1,501,912)	(844,834)
Related party investment in real property	—	(1,915,000)
Investments in warrants and common stock - related party	(1,102,619)	(2,287,991)
Investments in marketable equity securities	—	(858,458)
Sales of marketable equity securities	571,741	2,158,724
Investments - others	—	(25,000)
Proceeds from loans to related parties	—	16,088
Investments in debt and equity securities	(504,393)	(2,166,505)

Net cash used in investing activities	$(2,686,506)	$(19,915,693)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	For the Nine Months Ended September 30,
	2019	2018

Cash flows from financing activities:
Gross proceeds from sales of common stock and warrants	$15,945,371	$22,247,416
Repurchase of common stock	—	(54,747)
Proceeds from issuance of Series A Convertible Preferred Stock	131,741	—
Financing cost in connection with sales of equity securities	(1,401,764)	(1,951,397)
Proceeds from stock option exercises	—	97,740
Proceeds from warrant exercises	127,000	867,166
Proceeds from convertible notes payable	500,000	11,550,000
Proceeds from notes payable	4,752,918	12,234,999
Proceeds from short-term advances – related party	625,500	136,761
Proceeds from short-term advances	—	761,000
Payments on short-term advances	—	(425,000)
Payments on notes payable	(2,001,474)	(11,781,756)
Payments on convertible notes payable	(7,079,547)	(2,362,281)
Proceeds from advances on future receipts	941,804	2,990,277
Payments on advances on future receipts	(1,365,435)	(5,158,229)
Payments of preferred dividends	(12,437)	—
Payments on revolving credit facilities, net	(80,445)	(360,587)

Net cash provided by financing activities	11,083,232	28,791,362

Effect of exchange rate changes on cash and cash equivalents	(165,125)	(220,325)
Net decrease in cash and cash equivalents	(145,677)	(774,711)
Cash and cash equivalents at beginning of period	902,329	1,478,147

Cash and cash equivalents at end of period	$756,652	$703,436

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,850,946	$695,373

Non-cash investing and financing activities:
Cancellation of convertible note payable into shares of common stock	$4,736,295	$2,167,844
Payment of accounts payable with digital currency	$594,320	$—
Issuance of common stock for prepaid services	$—	$794,055
Issuance of common stock in payment of liability	$108,521	$—
Cancellation of short term advances into shares of common stock	$—	$2,774,584
Cancellation of short term advances, related party into shares
of common stock	$—	$45,000
Cancellation of short term advances, related party into shares
of Series B Preferred Stock	$—	$250,000
Conversion of loans receivable for marketable equity securities	$485,000	$—
Conversion of loans receivable for investments in warrants and
common stock - related party	$91,483	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

SEPTEMBER 30, 2019

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

2. LIQUIDITY, GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. As of September 30, 2019, the Company had cash and cash equivalents of $756,652, an accumulated deficit of $76,811,910 and a negative working capital of $16,085,485. The Company has incurred recurring losses and reported losses for the three and nine months ended September 30, 2019, totaled $10,340,851 and $21,110,774, respectively. In the past, the Company has financed its operations principally through issuances of convertible debt, promissory notes and equity securities. During 2019, the Company continued to successfully obtain additional equity and debt financing and in restructuring existing debt.

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

SEPTEMBER 30, 2019

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and do not include all the information and disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The Company has made estimates and judgments affecting the amounts reported in our condensed consolidated financial statements and the accompanying notes. The actual results experienced by the Company may differ materially from our estimates. The condensed consolidated financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on April 16, 2019. The condensed consolidated balance sheet as of December 31, 2018 was derived from the Company’s audited 2018 financial statements contained in the above referenced Form 10-K. Results of the three and nine months ended September 30, 2019, are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.

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

Accounting Estimates

The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates, judgments and assumptions. The Company's management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Key estimates include acquisition accounting, fair value of certain financial instruments, reserve for trade receivables and inventories, carrying amounts of investments, carrying amounts of digital currencies, accruals of certain liabilities including product warranties, useful lives and the recoverability of long-lived assets, impairment analysis of intangibles and goodwill, and deferred income taxes and related valuation allowance.

Impairment of long-lived assets:

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted expected future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by comparing the amount by which the carrying amount of the assets to their fair value. Based on its reviews, management determined that its digital currency miners were impaired by a total of $4,315,856 based upon an assessment as of September 30, 2019, including consideration of the decline in bitcoin values which occurred throughout 2019.

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

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2019

The Company’s disaggregated revenues consist of the following for the nine months ended September 30, 2019:

	Nine Months ended September 30, 2019
				Digital
	DPC [1]	DP Limited	Enertec	Farms	I.AM	Total

Primary Geographical
Markets
North America	$7,146,478	$—	$—	$592,092	$3,371,465	$11,110,035
Europe	90,154	1,193,158	—	—	—	1,283,312
Middle East	21,348	—	6,336,852	—	—	6,358,200
Other	296,190	230,813	190,223	—	—	717,226
	$7,554 170	$1,423,971	$6,527,075	$592,092	$3,371,465	$19,468,773
Major Goods
RF/Microwave Filters	$2,245,748	$—	$—	$—	$—	$2,245,748
Detector logarithmic
video amplifiers	558,155	—	—	—	—	558,155
Power Supply Units	4,306,340	—	—	—	—	4,306,340
Power Supply Systems	—	1,423,971	—	—	—	1,423,971
Healthcare diagnostic systems	—	—	1,503,306	—	—	1,503,306
Defense systems	—	—	5,023,769	—	—	5,023,769
Digital Currency Mining	—	—	—	592,092	—	592,092
Restaurant operations	—	—	—	—	3,371,465	3,371,465
Lending activities	443,927	—	—	—	—	443,927
	$7,554,170	$1,423,971	$6,527,075	$592,092	$3,371,465	$19,468,773
Timing of Revenue
Recognition
Goods transferred at a
a point in time	$7,554,170	$1,287,070	$—	$592,092	$3,371,465	$12,804,797
Services transferred over time	—	136,901	6,527,075	—	—	6,663,976
	$7,554,170	$1,423,971	$6,527,075	$592,092	$3,371,465	$19,468,773

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

SEPTEMBER 30, 2019

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

The aggregate amount of the transaction price allocated to the performance obligation that is partially unsatisfied as of September 30, 2019, for the MLSE units was approximately $48 million, representing 24 MLSE units. Based on our expectations regarding funding of the production process and our experience building the first machines, the Company expects to recognize the remaining revenue related to the partially unsatisfied performance obligation over the next two and a half years. The Company will be paid in installments for this performance obligation over the next two and a half years.

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

SEPTEMBER 30, 2019

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

SEPTEMBER 30, 2019

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

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial instruments (see Note 4 and Note 7) that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurement at September 30, 2019
	Total	Level 1	Level 2	Level 3
Investments in common stock and derivative instruments of AVLP – a related party	$2,145,720	$397,670	$—	$1,748,050
Investment in common stock of Alzamend – a related party	206,250	—	—	206,250
Investments in marketable equity securities	473,314	473,314	—	—
Investments in warrants of public companies	9,174	—	—	9,174
Total Investments	$2,834,458	$870,984	$—	$1,963,474

	Fair Value Measurement at December 31, 2018
	Total	Level 1	Level 2	Level 3
Investments in common stock and derivative instruments of AVLP – a related party	$3,043,499	$812,858	$—	$2,230,641
Investments in marketable equity securities	178,597	178,597	—	—
Investments in warrants of public companies	34,372	—	—	34,372
Total Investments	$3,256,468	$991,455	$—	$2,265,013

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

SEPTEMBER 30, 2019

The Company continues to account for leases in the prior period financial statements under ASC Topic 840.

Net Loss per Share

Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. The Company has included 6,500 warrants, which are exercisable for shares of the Company’s common stock on a one-for-one basis, in its earnings per share calculation for the three and nine months ended September 30, 2019. Anti-dilutive securities, which are convertible into or exercisable for the Company’s Class A common stock, consist of the following at September 30, 2019 and 2018:

	September 30,
	2019	2018
Stock options	2,906	9,463
Warrants(1)	72,921	23,410
Convertible notes	349,486	25,097
Conversion of preferred stock	2,232	2,232
Total	427,545	60,202

(1)	The Company has excluded 6,500 warrants issued in April 2019, which may be exercised by means of a cashless exercise into 6,500 shares of the Company’s common stock, in its anti-dilutive securities but included the warrants in its weighted average shares outstanding.

Reclassifications

Certain prior year amounts have been reclassified for comparative purposes to conform to the current-year financial statement presentation. These reclassifications had no effect on previously reported results of operations. In addition, certain prior year amounts from the restated amounts have been reclassified for consistency with the current period presentation.

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), in order to increase transparency and comparability among organizations by, among other provisions, recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous U.S. GAAP. For public companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. In transition, entities may also elect a package of practical expedients that must be applied in its entirety to all leases commencing before the adoption date, unless the lease is modified, and permits entities to not reassess (a) the existence of a lease, (b) lease classification or (c) determination of initial direct costs, as of the adoption date, which effectively allows entities to carryforward accounting conclusions under previous U.S. GAAP. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities an optional transition method to apply the guidance under Topic 842 as of the adoption date, rather than as of the earliest period presented. The Company adopted Topic 842 on January 1, 2019, using the optional transition method to apply the new guidance as of January 1, 2019, rather than as of the earliest period presented, and elected the package of practical expedients described above. Upon adoption the Company recognized cumulative operating lease liabilities and operating right-of-use assets of approximately $4.2 million.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2019

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

4. Marketable Equity Securities

Marketable securities in equity securities with readily determinable market prices consisted of the following as of September 30, 2019 and December 31, 2018:

	Marketable equity securities at September 30, 2019
		Gross unrealized	Gross realized
	Cost	gains (losses)	gains (losses)	Fair value
Common shares	$220,880	$252,434	$—	$473,314

	Marketable equity securities at December 31, 2018
		Gross unrealized	Gross realized
	Cost	gains (losses)	gains (losses)	Fair value
Common shares	$220,880	$(42,283)	$—	$178,597

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2019

The following table presents additional information about marketable equity securities:

Marketable Equity Securities
Balance at January 1, 2018	$1,834,570
Purchases of marketable equity securities	858,458
Sales of marketable equity securities	(2,188,292)
Realized losses on marketable equity securities	(175,405)
Unrealized gains on marketable equity securities	(150,734)
Balance at December 31, 2018	$178,597
Purchases of marketable equity securities on conversion of debt	485,000
Sales of marketable equity securities	(571,741)
Realized gains on marketable equity securities	86,741
Unrealized gains on marketable equity securities	294,717
Balance at September 30, 2019	$473,314

At September 30, 2019 and December 31, 2018, the Company had invested in the marketable equity securities of certain publicly traded companies. During the three and nine months ended September 30, 2019, unrealized gains of $63,109 and $294,717 were included in net income as a component of change in fair value of equity securities. During the year ended December 31, 2018, the Company recorded an unrealized loss of $42,283. The Company’s investment in marketable equity securities will be revalued on each balance sheet date.  The fair value of the Company’s holdings in marketable equity securities at September 30, 2019 and December 31, 2018 is a Level 1 measurement based on quoted prices in an active market.

At September 30, 2019 and December 31, 2018, the Company also held equity investments in private companies and an investment in a limited partnership. These investments do not have readily determinable fair values and have been measured at cost less impairment, if any, and adjusted for observable price changes for identical or similar investments of the issuer.

5. PROPERTY AND EQUIPMENT, NET

At September 30, 2019 and December 31, 2018 property and equipment consist of:

	September 30,	December 31,
	2019	2018
Cryptocurrency machines and related equipment	$4,883,072	$9,168,928
Computer, software and related equipment	2,512,515	2,495,470
Restaurant equipment	763,275	752,103
Office furniture and equipment	366,292	287,583
Leasehold improvements	1,289,308	1,274,865
	9,814,462	13,978,949
Accumulated depreciation and amortization	(7,304,568)	(4,665,650)
Property and equipment, net	$2,509,894	$9,313,299

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2019

Under the guidance of ASC 360, Impairment or Disposal of Long-lived Assets, a long-lived asset or asset group (including intangibles) will be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Based upon the significant decline in the price of bitcoin during the nine months ended September 30, 2019 and the decline in projected cash flows over the life of the cryptocurrency machines, the Company performed an undiscounted cash flow test to determine if the cryptocurrency machines were impaired. The undiscounted cash flows were less than the carrying amount of the Company’s cryptocurrency machines and therefore, the carrying amount of the assets were compared to the fair value of the cryptocurrency machines, and the Company determined that there were impairment charges to be recorded on the cryptocurrency machines. Impairment charges for the nine months ended September 30, 2019 totaled approximately $4,315,856.

For the three and nine months ended September 30, 2019, depreciation expense amounted to $846,631 and $2,673,352, respectively. During the three and nine months ended September 30, 2018, depreciation expense amounted to $883,793 and $1,642,422, respectively.

6. INTANGIBLE ASSETS, NET

At September 30, 2019 and December 31, 2018 intangible assets consist of:

	September 30,	December 31,
	2019	2018
Trade name and trademark	$1,562,332	$1,562,332
Customer list	2,495,097	2,388,139
Non-competition agreements	150,000	150,000
Domain name and other intangible assets	808,016	762,807
	5,015,445	4,863,278
Accumulated depreciation and amortization	(937,002)	(503,480)
Intangible assets, net	$4,078,443	$4,359,798

The Company’s trade names and trademarks were determined to have an indefinite life. The remaining definite lived intangible assets are primarily being amortized on a straight-line basis over their estimated useful lives. Amortization expense was $101,199 and $400,661, respectively, for the three and nine months ended September 30, 2019 and $33,358 and $100,074, respectively, for the three and nine months ended September 30, 2018.

7. INVESTMENTS – RELATED PARTIES

Investments in Avalanche International Corp. (“AVLP”) and Alzamend Neuro, Inc. (“Alzamend”) at September 30, 2019 and December 31, 2018, are comprised of the following:

	September 30,	December 31,
	2019	2018
Investment in convertible promissory note of AVLP	$9,476,979	$6,943,997
Accrued interest in convertible promissory note of AVLP	1,736,859	1,004,317
Total investment in convertible promissory note of AVLP – Gross	11,213,838	7,948,314
Less: original issue discount	(1,475,485)	(2,336,693)
Total investment in convertible promissory note of AVLP	$9,738,353	$5,611,621

Investment in derivative instruments of AVLP	1,748,050	2,230,641
Investment in common stock of AVLP	397,670	812,858
Investment in common stock of Alzamend	206,250	—
Investment in derivative instruments and common stock of AVLP and Alzamend	$2,351,970	$3,043,499

Total investment in AVLP and Alzamend – Net	$12,090,323	$8,655,120

Investment in warrants and common stock of AVLP and Alzamend	$2,351,970	$3,043,499
Investment in convertible promissory note of AVLP	9,738,353	5,611,621
Total investment in AVLP and Alzamend – Net	$12,090,323	$8,655,120

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2019

The following table summarizes the changes in our investments in AVLP and Alzamend during the nine months ended September 30, 2019:

	Investment in
	warrants and	Investment in	Total
	common stock	convertible	investment
	of AVLP and	promissory	in AVLP and
	Alzamend	note of AVLP	Alzamend – Net
Balance at January 1, 2019	$3,043,499	$5,611,621	$8,655,120
Investment in convertible promissory notes of AVLP	—	1,501,912	1,501,912
Investment in common stock of AVLP and Alzamend	163,032	—	163,032
Fair value of derivative instruments issued by AVLP	1,031,070	—	1,031,070
Unrealized loss in derivative instruments of AVLP	(1,513,661)	—	(1,513,661)
Unrealized gain in common stock of AVLP and Alzamend	(371,970)	—	(371,970)
Accretion of discount	—	1,892,278	1,892,278
Accrued Interest	—	732,542	732,542
Balance at September 30, 2019	$2,351,970	$9,738,353	$12,090,323

The Company’s investments in AVLP, a related party controlled by Philou Ventures, LLC, or Philou, an affiliate of the Company, consist of convertible promissory notes, derivative instruments and shares of common stock of AVLP. At September 30, 2019, the Company has provided loans to AVLP in the principal amount $9,476,979 and, in addition to the 12% convertible promissory notes, AVLP has issued to the Company warrants to purchase 18,953,958 shares of AVLP common stock. The warrants entitle the Company to purchase up to 18,953,958 shares of AVLP common stock at an exercise price of $0.50 per share for a period of five years. The warrants were determined by the issuer to be financial derivative instruments. At September 30, 2019 and December 31, 2018, the Company recorded an unrealized loss on its investment in warrants of AVLP of $3,927,042 and $2,413,381, respectively, representing the difference between the cost basis and the estimated fair value of the warrants in the Company’s accumulated other comprehensive income in the stockholder's equity section of the Company’s consolidated balance sheet. During the three and nine months ended September 30, 2019, the Company recognized, in other comprehensive loss, net unrealized loss on derivative securities of related party of $1,152,480 and $1,513,661, respectively, which compares with a net unrealized loss on derivative securities of related party of $1,456,232 and $6,400,899, respectively during the three and nine months ended September 30, 2018. The Company’s investment in AVLP will be revalued on each balance sheet date. The fair value of the Company’s holdings in the AVLP warrants was estimated using the Black-Scholes option-pricing method. The risk-free rate, which ranged between 1.50% and 2.60%, was derived from the U.S. Treasury yield curve, matching the term of our investment, in effect at the measurement date. The volatility factor which ranged between 68.7% and 89.4% was determined based on historical stock prices for similar technology companies with market capitalizations under $100 million. The warrant valuation is a Level 3 measurement.

In accordance with ASC No. 310, Receivables (“ASC 310”), the Company accounts for its convertible promissory notes in AVLP at amortized cost, which represents the amount at which the convertible promissory notes were acquired, adjusted for accrued interest and accretion of original issue discount and discount attributed to the fair value of the 18,953,958 warrants that the Company received in conjunction with its investment. Interest is accreted using the effective interest method. The Company records interest on an accrual basis and recognizes it as earned in accordance with the contractual terms of the convertible promissory notes, to the extent that such amounts are expected to be collected. An aggregate of $5,802,374 of original issue discount and discount attributed to the fair value of the warrants is being amortized as interest income through the maturity date. During the three and nine months ended September 30, 2019, the Company recorded $614,856 and $1,892,278, respectively, of interest income for the discount accretion compared with $535,264 and $1,453,712, respectively, during the three and nine months ended September 30, 2018. During the three and nine months ended September 30, 2019, the Company recorded contractual interest attributed to the AVLP Notes and AVLP Loan Agreement of $268,428 and $732,542, respectively. During the three and nine months ended September 30, 2018, the Company recorded contractual interest attributed to the AVLP Notes and AVLP Loan Agreement of $176,946 and $478,119, respectively.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2019

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

During the nine months ended September 30, 2019 and the year ended December 31, 2018, the Company also acquired in the open market 91,000 shares of AVLP common stock for $53,032 and 430,942 shares of AVLP common stock for $417,169, respectively. At September 30, 2019, the closing market price of AVLP’s common stock was $0.40, a decline from $0.90 at December 31, 2018. The Company has determined that its investment in AVLP marketable equity securities are accounted for in accordance with ASC No. 820, Fair Value Measurements and Disclosures and based upon the closing market price of AVLP common stock at September 30, 2019, the Company’s investment in AVLP common stock had an unrealized loss of $348,891.

In aggregate, the Company has 994,175 shares of AVLP common stock which represents 18.0% of AVLP’s outstanding shares of common stock. The Company has determined that AVLP is a variable interest entity (“VIE”) as it does not have sufficient equity at risk. The Company does not consolidate AVLP because the Company is not the primary beneficiary and does not have a controlling financial interest. To be a primary beneficiary, an entity must have the power to direct the activities of a VIE that most significantly impact the VIE's economic performance, among other factors. Although the Company has made a significant investment in AVLP, the Company has determined that Philou, which controls AVLP through its equity investment and deemed to be more closely associated with AVLP, is the primary beneficiary. As a result, AVLP’s financial position and results of operations are not consolidated in our financial position and results of operations.

8. INVESTMENTS IN REAL ESTATE

On June 8, 2018, the Company entered into a limited partnership agreement, in which it agreed to become a limited partner in the partnership (the “NY Partnership”). The NY Partnership is a limited partner in the partnership that is responsible for the construction and related activities of a hotel in New York City. In connection with this transaction, the Company has agreed to finance a portion of the capital required by the NY Partnership. As of September 30, 2019, the Company had invested an aggregate of $1,869,000 in the NY Partnership and $100,000 in another real estate investment. The Company was initially required to make monthly capital contributions of $500,000 every thirty days until the Company’s commitment of $10 million was funded in full. The Company had received a waiver for its obligation to make monthly capital contributions through September 30, 2019 and on June 12, 2019, the agreement was restructured whereby DPW no longer has any further funding obligations until the hotel is open for business to the public.

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

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2019

During December 2017, the Company issued 750 shares of its common stock to WT Johnson & Sons upon the conversion of Note A and WT Johnson subsequently sold the 750 shares. The proceeds from the sale of shares of common stock received upon the conversion of Note A were sufficient to satisfy the entire $2,267,766 obligation as well as an additional $400,500 of value added tax due to WT Johnson. Concurrent with entering into the exchange agreement, the Company received a promissory note in the amount of $2,668,266 from MTIX and cancelled Note B. At September 30, 2019 and December 31, 2018, the Company has valued the note receivable at $600,000, the carrying amount of Note A. The Company will recognize the remainder of the amount due from MTIX upon payment of the promissory note by MTIX.

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

Under the Tenancy in Common Agreement, Coolisys and its executive officers shall have the exclusive rights to use the Property for the Company and its affiliates’ business operations. The Property shall be managed by Ms. Kohn. Further, pursuant to the Tenancy in Common Agreement, for each completed calendar month of employment of Mr. Kohn by the Company, Ms. Kohn shall have the right to purchase a portion of the Company’s interest in the Property. Such right shall fully vest at the end of five years of continuous employment and the Trustee shall have the right to purchase the Company’s 28% interest in the Property for a nominal value. The Company will amortize its $300,000 investment over ten years, subject to a cliff vesting after five years. During the three and nine months ended September 30, 2019, the Company recognized $7,500 and $22,500, respectively, in amortization expense. At September 30, 2019 and December 31, 2018, the unamortized balance of the Israeli Property was $240,000 and $262,500, respectively. If Mr. Kohn is not employed by the Company, the Company shall have the right to demand that Ms. Kohn purchase the Company’s remaining interest in the Property that was not subject to vesting for the fair market value of such unvested Property interest.

10. ACQUISITIONS

The following pro forma data for the nine months ended September 30, 2018, summarizes the results of operations for the period indicated as if the Enertec acquisition, which closed on May 23, 2018, had been completed as of the beginning of the period presented. The pro forma data gives effect to actual operating results prior to the acquisition. These pro forma amounts do not purport to be indicative of the results that would have been obtained if the acquisition occurred as of the beginning of the period presented or that may be obtained in future periods:

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2019

For the Nine
Months Ended
September 30, 2018
Total Revenue	$22,521,427
Net loss	$(22,921,424)
Less: Net loss attributable
to non-controlling interest	218,494
Net loss attributable to DPW Holdings	(22,702,930)
Preferred dividends	(108,049)
Net loss available to common stockholders	$(22,810,979)
Basic and diluted net loss per common share	$(346.54)
Basic and diluted weighted average
common shares outstanding	65,824
Comprehensive Loss
Loss available to common shareholders	$(22,810,979)
Other comprehensive income (loss)
Change in net foreign currency
translation adjustments	(209,535)
Net unrealized loss on derivative
securities of related party	(6,787,902)
Other comprehensive income (loss)	(6,997,437)
Total Comprehensive loss	$(29,808,416)

11. STOCK-BASED COMPENSATION

Under the Company's 2018 Stock Incentive Plan (the “2018 Plan”), 2017 Stock Incentive Plan (the “2017 Plan”), 2016 Stock Incentive Plan (the “2016 Plan”) and the 2012 Stock Option Plan, as amended (the “2012 Plan”) (collectively, the “Plans”), options may be granted to employees, officers, consultants, service providers and directors of the Company. On July 19, 2019, the Company’s stockholders approved an amendment to the 2018 Plan which increased the number of shares of the Company’s common stock that may be issued thereunder to a total of 175,000 shares. The Plans, as amended, provide for the issuance of a maximum of 184,216 shares of the Company’s common stock.

Options granted under the Plans have an exercise price equal to or greater than the fair value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant. Typically, options granted generally become fully vested after four years. Any options that are forfeited or cancelled before expiration become available for future grants. The options expire between 5 and 10 years from the date of grant. Restricted stock awards granted under the Plans are subject to a vesting period determined at the date of grant. As of September 30, 2019, an aggregate of 152,961 of the Company's options are still available for future grant.

During the nine months ended September 30, 2019, the Company did not grant any options. During the nine months ended September 30, 2018, the Company granted 1,250 options to its employees from the Plans and also granted 3,622 options outside of the Plans. These options become fully vested after four years. The Company estimated that the grant date fair value of options granted utilizing the Black-Scholes option pricing model during the nine months ended September 30, 2018 was $513,510, which is being recognized as stock-based compensation expense over the requisite four-year service period. During the nine months ended September 30, 2019 and 2018, the Company also issued 29,375 and 1,979, respectively, shares of common stock to its consultants and service providers. The Company estimated the grant date fair value of these shares of common stock was $305,019 and $2,640,102 respectively, which was determined from the closing price of the Company’s common stock on the date of issuance.

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

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2019

During the nine months ended September 30, 2018, the Company estimated the fair value of stock options granted using the Black-Scholes option pricing model with the following weighted average assumptions:

Nine Months Ended
September 30, 2018
Weighted average risk-free interest rate	2.41% — 2.80%
Weighted average life (in years)	4.75
Volatility	124.7% — 131.7%
Expected dividend yield	0%
Weighted average grant-date fair value per share of options granted	$624.33

The options outstanding as of September 30, 2019, have been classified by exercise price, as follows:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$480.00 - $560.00	1,306	6.32	$544.50	631	$543.76
$1,056.00 - $1,104.00	188	8.17	$1,104.00	86	$1,104.00
$1,208.00 - $1,352.00	38	3.99	$1,338.67	38	$1,338.67
$480.00 - $1,352.00	1,531	6.49	$632.46	755	$647.06

Issuances outside of Plans
$640.00 - $1,856.00	1,375	5.03	$827.64	281	$935.11

Total Options
$480.00 - 1,856.00	2,906	5.80	$724.80	1,036	$725.26

The total stock-based compensation expense related to stock options and stock awards issued pursuant to the Plans to the Company’s employees, consultants and directors, included in reported net loss for the three and nine months ended September 30, 2019 and 2018, is comprised as follows:

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2019

	Three Months Ended		Nine Months Ended
	Sept. 30, 2019	Sept. 30, 2018	Sept. 30, 2019	Sept. 30, 2018
Cost of revenues	$—	$—	$—	$4,874
Engineering and product development	—	—	—	13,650
Selling and marketing	—	—	—	11,922
General and administrative	206,289	697,252	531,379	2,204,433
Stock-based compensation from Plans	$206,289	$697,252	$531,379	$2,234,879
Stock-based compensation from issuances outside of Plans	155,490	655,388	822,683	1,929,301
Total Stock-based compensation	$361,779	$1,352,640	$1,354,062	$4,164,180

The combination of stock-based compensation of $531,379 from the issuances of equity-based awards pursuant to the Plans and stock-based compensation attributed to stock awards of $253,019 and options of $569,664, which were issued outside of the Plans, resulted in aggregate stock-based compensation of $361,779 and $1,354,062 during the three and nine months ended September 30, 2019.

A summary of option activity under the Company's stock option plans as of September 30, 2019, and changes during the nine months ended are as follows:

		Outstanding Options
				Weighted
			Weighted	Average
	Shares		Average	Remaining	Aggregate
	Available	Number	Exercise	Contractual	Intrinsic
	for Grant	of Shares	Price	Life (years)	Value
January 1, 2019	12,695	4,328	$576.40	7.52	$0
Amendment to 2018 SIP	162,500	—
Restricted stock awards	(25,000)	—
Forfeited	2,766	(2,797)	$377.70
September 30, 2019	152,961	1,531	$632.46	6.49	$0

As of September 30, 2019, there was $452,427 of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted average period of 2.6 years.

12. WARRANTS

During the nine months ended September 30, 2019, the Company issued a total of 759,443 warrants at an average exercise price of $10.28 per share.

(i)	On April 2, 2019, the Company issued warrants to purchase an aggregate of 388,888 shares of Common Stock at an initial exercise price of $18.00 per share and (the “Common Warrants”) and (b) pre-funded warrants to purchase up to 317,500 shares of our Common Stock at an initial exercise price of $0.40 per share (the “Pre-Funded Warrants”) in connection with an underwriting agreement with A.G.P./Alliance Global Partners (the “Underwriter”). In addition, the Company has also issued the Underwriter a warrant to purchase a maximum of 15,555 additional shares of common stock at an initial exercise price of $19.80 per share (See Note 20).

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2019

(ii)	On May 20, 2019, the Company issued warrants to purchase an aggregate of 12,500 shares of common stock at an exercise price equal to $12.00 per share of common stock in connection with the issuance of a 4% Original Issue Discount Convertible Promissory Note in the aggregate principal amount of $660,000.

(iii)	On July 3, 2019, the Company issued warrants to purchase an aggregate of 25,000 shares of common stock at an exercise price equal to $8.80 per share of common stock in connection with the issuance of a 12% Convertible Promissory Note in the aggregate principal amount of $1,492,000.

The following table summarizes information about common stock warrants outstanding at September 30, 2019:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$0.00	6,500	4.50	$0.00	6,500	$0.00
$8.00	397	7.09	$8.00	397	$8.00
$8.80	25,000	4.76	$8.80	25,000	$8.80
$12.00	12,500	4.61	$12.00	12,500	$12.00
$19.80	15,555	4.50	$19.80	15,555	$19.80
$440.00	355	3.11	$440.00	355	$440.00
$480.00	94	3.59	$480.00	94	$480.00
$528.00	186	3.09	$528.00	186	$528.00
$560.00	2,657	3.12	$560.00	2,657	$560.00
$600.00	170	2.62	$600.00	170	$600.00
$640.00	603	0.94	$640.00	603	$640.00
$752.00	9,614	3.63	$752.00	9,614	$752.00
$800.00	350	3.19	$800.00	350	$800.00
$880.00	947	1.92	$880.00	947	$880.00
$920.00	2,126	3.49	$920.00	2,126	$920.00
$1,040.00	1,243	3.54	$1,040.00	1,243	$1,040.00
$1,760.00	781	3.32	$1,760.00	781	$1,760.00
$1,800.00	140	3.32	$1,800.00	140	$1,800.00
$2,000.00	203	3.32	$2,000.00	203	$2,000.00
$8.00 - $2,000.00	79,421	3.95	$208.77	79,421	$208.77

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

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2019

The Company utilized the Black-Scholes option pricing model and the assumptions used during the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30, 2019	September 30, 2018
Weighted average risk-free interest rate	1.75% — 2.28%	2.41% — 2.94%
Weighted average life (in years)	5.0	4.8
Volatility	85.5% — 87.5%	124.8% — 138.4%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of warrants granted	$10.34	$629.64

13. OTHER CURRENT LIABILITIES

At September 30, 2019 and December 31, 2018 other current liabilities consist of:

	September 30,	December 31,
	2019	2018
Accrued payroll and payroll taxes	$1,561,671	$1,497,470
Other accrued expenses	297,370	370,932
	$1,859,041	$1,868,402

14. LEASES

We have operating leases for office space and restaurant locations. Our leases have remaining lease terms of 7 months to 8 years, some of which may include options to extend the leases perpetually, and some of which may include options to terminate the leases within 1 year.

The following table provides a summary of leases by balance sheet location as of September 30, 2019:

September 30, 2019
Operating right-of-use assets	$3,433,794
Operating lease liability - current	$741,433
Operating lease liability - non-current	$2,781,345

The components of lease expenses for the nine months ended September 30, 2019, were as follows:

Nine
Months Ended
September 30, 2019
Operating lease cost	$754,692
Short-term lease cost	-
Variable lease cost	$351,491

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2019

The following tables provides a summary of other information related to leases for the nine months ended September 30, 2019:

September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,020,499
Right-of-use assets obtained in exchange for new operating lease liabilities	$-
Weighted-average remaining lease term - operating leases	5.7 years
Weighted-average discount rate - operating leases	10%

Maturity of lease liabilities under our non-cancellable operating leases as of September 30, 2019, are as follows:

Payments due by period
2019 (Remainder)	$271,420
2020	1,039,687
2021	779,008
2022	501,411
2023	514,895
Thereafter	1,582,121
Total lease payments	4,688,542
Less interest	(1,165,764)
Present value of lease liabilities	$3,522,778

15. ADVANCES ON FUTURE RECEIPTS

During the nine months ended September 30, 2019, the Company received funding as a result of entering into six Agreements for the Purchase and Sale of Future Receipts (collectively, the “Agreements on Future Receipts”). The Company sold in the aggregate $1,517,847 in future receipts of the Company for $1,017,170. During 2019, the Company had repaid $1,365,435. The Company recorded a discount in the amount of $500,677 in connection with these six agreements, based upon the difference between the amount of future receipts sold and the actual proceeds received by the Company. The Company is currently in default on its payment obligations on certain of the Agreements on Future Receipts with an aggregate outstanding balance of $1,650,862 at September 30, 2019. During the three and nine months ended September 30, 2019, non-cash interest expense of $115,706 and $293,602, respectively, was recorded from the amortization of debt discounts.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2019

16. NOTES PAYABLE

Notes Payable at September 30, 2019 and December 31, 2018, are comprised of the following.

	September 30,	December 31,
	2019	2018
June 2019 short-term promissory note	$2,510,173	$—
12% short-term promissory note	—	1,000,000
15% May short-term promissory note	780,000	—
Other short-term notes payable	805,554	1,033,553
12% September short-term promissory notes	—	789,473
8% short-term promissory notes	318,150	1,272,600
October short-term promissory note	—	565,000
Notes payable to Wells Fargo	289,885	291,988
Note payable to Dept. of Economic and Community Development	237,069	260,169
Microphase short-term promissory note	—	200,000
Note payable to Power-Plus Member	13,250	13,250
Note payable to People's United Bank	18,379	18,589
Short term bank credit	1,677,196	1,586,864
Total notes payable	6,649,656	7,031,486
Less:
Unamortized debt discounts	(74,750)	(151,499)
Unamortized financing cost	(32,377)	(7,541)
Total notes payable, net of financing cost	$6,542,529	$6,872,446
Less: current portion	(6,077,720)	(6,388,787)
Notes payable – long-term portion	$464,809	$483,659

January 2019 Exchange Agreement

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

SEPTEMBER 30, 2019

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

Dominion June 2019 Short-Term Promissory Note

On June 18, 2019, the Company entered into a securities purchase agreement with the Investor to sell a 10% senior secured promissory note with a principal face amount of $2,800,000, plus an original issue discount in the amount of $100,000 and issue 12,500 shares of the Company’s common stock subject to the approval thereof by the NYSE American. In addition, Ault & Company has guaranteed to the Investor the prompt and complete payment and performance when of the obligations of the Company pursuant to this.

The June 2019 short-term promissory note has a principal face amount of $2,900,000 with a purchase price of $2,800,000, and bears interest at 10% per annum. Pursuant to the terms of the note, the Company was required to make six monthly amortization payments beginning on July 18, 2019. The Company has not made these payments and this note is currently in default. We are in negotiations with the investors to amend the payment terms on this Note.

17. NOTES PAYABLE – RELATED PARTIES

Notes Payable – Related parties at September 30, 2019 and December 31, 2018, are comprised of the following.

	September 30,	December 31,
	2019	2018
Notes payable to Microphase former officers and employees	$284,317	$308,984
Total notes payable	284,317	308,984
Less: current portion	(168,589)	(166,925)
Notes payable – long-term portion	$115,728	$142,059

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2019

18. CONVERTIBLE NOTES

Convertible Notes Payable at September 30, 2019 and December 31, 2018 are comprised of the following.

	September 30,	December 31,
	2019	2018
10% Convertible secured notes	$—	$7,997,126
4% Convertible promissory note	660,000	—
12% Convertible promissory note	622,000	—
8% Convertible promissory note	815,218	—
Total convertible notes payable	2,097,218	7,997,126
Less:
Unamortized debt discounts	(666,793)	(1,189,276)
Unamortized financing cost	—	(65,356)
Total convertible notes payable, net of financing cost	$1,430,425	$6,742,494
Less: current portion	(1,146,141)	(6,742,494)
Convertible notes payable, net of financing cost – long-term portion	$284,284	$—

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

SEPTEMBER 30, 2019

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

The Complaint alleges violations of state law and breaches of fiduciary duty, unjust enrichment and gross mismanagement by the individual defendants as, in the view of the plaintiffs, the Company has entered into poorly advised loan transactions and related party transactions. The Company and the individual defendants believe that these claims are without merit and intend to vigorously defend themselves. The Company and the individual defendants moved to dismiss the Complaint and on February 25, 2019, the Court granted the motion to dismiss but granted plaintiffs leave to amend their Complaint.  On March 11, 2019, plaintiffs filed their amended complaint asserting violations of breaches of fiduciary duties and unjust enrichment claims based on the previously pled transactions. On March 25, 2019, the Company and the individual defendants filed a motion to dismiss the amended complaint.  On May 21, 2019, the Court granted in part and denied in part the Motion to Dismiss the Amended Complaint.  Specifically, the May 21, 2019 Order granted so much of Defendants’ Motion to Dismiss the Amended Complaint that sought to dismiss Directors Robert O. Smith, Jeff Bentz, and Mordechai Rosenberg as parties. Plaintiffs did not further amend the complaint and proceeded with the operative complaint and forewent any claims against Messrs. Smith, Bentz, and Rosenberg.

On July 8, 2019, the Court held a scheduling conference wherein the Court set a trial date of August 25, 2020.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2019

On October 21, 2019, the parties mediated the matter before JAMS in Manhattan, New York. At that mediation, the matter was tentatively settled with respect to all claim against the Company and the remaining defendants, Milton C. Ault III, Amos Kohn, and William Horne. The tentative settlement included certain changes to the policies of the Company. The tentative settlement agreement did not have a monetary component. Furthermore, the parties settled any dispute over the attorneys’ fees, which will be paid by AIG, the Company’s insurance carrier. The parties are currently working on finalizing the settlement agreement, and expect to have a finalized settlement agreement prior to end of the calendar year. Upon execution of the finalized settlement agreement, Plaintiff will file a notice of dismissal with prejudice with the Court.

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

The Company received a subpoena from the Commission for the voluntary production of documents. The Company is fully cooperating with this non-public, fact-finding inquiry and believe that the Company has operated our business in compliance with all applicable laws. The subpoena expressly provides that the inquiry is not to be construed as an indication by the Commission or its staff that any violations of the federal securities laws have occurred, nor should it be considered a reflection upon any person, entity or security. However, there can be no assurance as to the outcome of this matter.

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

SEPTEMBER 30, 2019

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

Preferred Stock

The Company is authorized to issue 25,000,000 shares of Preferred Stock $0.001 par value. The Board has designated 1,000,000 shares as Series A Convertible Preferred Stock (the “Series A Preferred Stock”), 500,000 shares as Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and 2,500 shares as Series C Convertible Redeemable Preferred Stock (the “Series C Preferred Stock”). The rights, preferences, privileges and restrictions on the remaining authorized 23,497,500 shares of Preferred Stock have not been determined. The Board is authorized to designate a new series of preferred shares and determine the number of shares, as well as the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred shares. As of September 30, 2019, there were 7,040 shares of Series A Preferred Stock, 125,000 shares of Series B Preferred Stock and no other shares of Preferred Stock issued or outstanding.

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

2019 Issuances

Issuance of Common Stock pursuant to the At the Market Offering

On October 10, 2018, the Company entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with Wilson-Davis & Co., Inc., as sales agent (the “Agent”) to sell shares of its common stock, having an aggregate offering price of up to $25,000,000 (the “Shares”) from time to time, through an “at the market offering” program (the “WDCO ATM Offering”). During the nine months ended September 30, 2019, the Company had received gross proceeds of $4,656,051 through the sale of 119,791 shares of the Company’s common stock through the WDCO ATM Offering. The offer and sale of the shares through the WDCO ATM Offering were made pursuant to our then effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-222132) filed with the SEC on December 18, 2017, amended on January 8, 2018, and declared effective by the SEC on January 11, 2018, and a prospectus supplement related to the WDCO ATM Offering, dated October 15, 2018.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2019

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

The Offering closed on April 2, 2019 and as of September 30, 2019, the Company had issued a total of 771,275 shares of its common stock, inclusive of shares issued pursuant to the exercise of 317,500 Pre-Funded Warrants and 382,387 shares issued pursuant to the cashless exercise of the Common Warrants.

Ascendiant ATM Offering

On August 6, 2019, the Company entered into an At-The-Market Issuance Sales Agreement with Ascendiant Capital Markets, LLC, as sales agent to sell shares of the Company’s common stock having an aggregate offering price of up to $5,500,000 (the “ATM Offering”). The offer and sale of the Company’s common stock will be made pursuant to the Company’s effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-222132) filed with the Securities and Exchange Commission (the “Commission”) on December 18, 2017, amended on January 8, 2018, and declared effective by the SEC on January 11, 2018, and a prospectus supplement related to the ATM Offering, dated August 6, 2019. Through September 30, 2019, the Company had received gross proceeds of $4,416,765 through the sale of 1,140,330 shares of the Company’s common stock from the ATM Offering.

Issuance of Common Stock for Services

During the nine months ended September 30, 2019, the Company issued to its consultants a total 29,375 shares of its common stock with an aggregate value of $305,019, an average of $10.38 per share for services rendered.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2019

Issuance of common stock for conversion of debt

During the nine months ended September 30, 2019, principal and accrued interest of $4,238,878 and $497,417, respectively, on the Company’s debt securities was satisfied through the issuance of 370,473 shares of the Company’s common stock.

Issuance of common stock in payment of accrued liability

During the nine months ended September 30, 2019, the Company issued 9,375 shares of its common stock in satisfaction of an accrued liability of $108,521.

21. RELATED PARTY TRANSACTIONS

a.	The Company and AVLP entered into a Loan and Security Agreement (“AVLP Loan Agreement”) with an effective date of August 21, 2017, pursuant to which the Company will provide AVLP a non-revolving credit facility of up to $10,000,000 for a period ending on August 21, 2019, subject to the terms and conditions stated in the Loan Agreement, including that the Company having available funds to grant such credit. At September 30, 2019, the Company has provided loans to AVLP in the principal amount $9,476,979 and, in addition to the 12% convertible promissory notes, AVLP has issued to the Company warrants to purchase 18,953,958 shares of AVLP common stock. Under the terms of the AVLP Loan Agreement, any notes issued by AVLP are secured by the assets of AVLP. As of September 30, 2019, the Company recorded contractual interest receivable attributed to the AVLP Loan Agreement of $1,736,859.

During the nine months ended September 30, 2019 and the year ended December 31, 2018, the Company also acquired in the open market 91,000 shares of AVLP common stock for $53,032 and 430,942 shares of AVLP common stock for $417,169, respectively. At September 30, 2019, the Company’s investment in AVLP common stock had an unrealized loss of $348,891.

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

b.	During the nine months ended September 30, 2019, the Company acquired 137,500 shares of common stock of Alzamend from a third party for $110,000 consisting of the cancellation of principal and interest due the Company of $91,483 and cash of $18,517. AVLP provides management, consulting and financial services to Alzamend.

c.	During the nine months ended September 30, 2019, Ault & Company, Inc. (“Ault & Company”) has provided $625,500 in short-term advances. Ault and Company is the Manager of Philou which presently owns 125,000 shares of the Company’s Series B Preferred Stock. Mr. Ault and Mr. Horne serve as the Chief Executive Officer and Chief Financial Officer, respectively, of Ault & Company.

d.	Ault & Company guaranteed the prompt and complete payment and performance of the June 2019 short-term promissory note with a principal face amount of $2,900,000.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2019

22. SEGMENT, CUSTOMERS AND GEOGRAPHICAL INFORMATION

The Company has five reportable segments as of September 30, 2019, and had two reportable segments as of September 30, 2018; see Note 1 for a brief description of the Company’s business.

The following data presents the revenues, expenditures and other operating data of the Company’s geographic operating segments and presented in accordance with ASC No. 280.

	Three Months ended September 30, 2019
	DPC	DPL	Enertec	SC Mining	I.AM	Total
Revenue	$2,773,707	$341,529	$1,853,204	$—	$—	$4,968,440
Revenue, cryptocurrency
mining	—	—	—	307,172	—	307,172
Revenue, restaurant operations	—	—	—	—	1,036,834	1,036,834
Revenue, lending activities	69,217	—	—	—	—	69,217
Total revenues	$2,842,924	$341,529	$1,853,204	$307,172	$1,036,834	$6,381,663
Depreciation and
amortization expense	$140,278	$36,403	$222,337	$1,433,145	$280,412	$2,112,575
Loss from operations	$(206,509)	$(84,780)	$(212,585)	$(5,049,622)	$(284,167)	$(5,837,663)
Capital expenditures for
segment assets, as of
September 30, 2019	$26,081	$12,252	$12,883	$—	$4,501	$55,717
Identifiable assets as of
September 30, 2019	$32,186,830	$1,301,273	$11,184,088	$850,984	$1,902,803	$47,425,978

	Three Months ended September 30, 2018
	DPC	DPL	Enertec	SC Mining	I.AM	Eliminations	Total
Revenue	$2,974,216	$601,679	$2,156,107	$—	$—	$—	$5,732,002
Revenue, cryptocurrency
mining	—	—	—	590,165	—	—	590,165
Revenue, related party	352,496	—	—	—	—	—	352,496
Revenue, restaurant operations	—	—	—	—	1,584,891	—	1,584,891
Revenue, lending activities	85,368	—	—	—	—	—	85,368
Inter-segment revenues	25,168	—	—	—	—	(25,168)	-
Total revenues	$3,437,248	$601,679	$2,156,107	$590,165	$1,584,891	$(25,168)	$8,344,922
Depreciation and
amortization expense	$74,018	$12,643	$27,538	$802,952	$—	$—	$917,151
Loss from operations	$(792,092)	$(47,128)	$(99,201)	$(1,169,739)	$(3,829)	$—	$(2,111,989)
Capital expenditures for
segment assets, as of
September 30, 2018	$5,838	$—	$6,791	$241,725	$106,074	$—	$360,428
Identifiable assets as of
September 30, 2018	$30,113,607	$1,516,710	$11,024,505	$8,245,136	$2,204,303	$—	$53,104,261

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2019

	Nine Months ended September 30, 2019
	DPC	DPL	Enertec	SC Mining	I.AM	Total
Revenue	$7,110,243	$1,423,971	$6,527,075	$—	$—	$15,061,289
Revenue, cryptocurrency
mining	—	—	—	592,092	—	592,092
Revenue, restaurant operations	—	—	—	—	$3,371,465	3,371,465
Revenue, lending activities	443,927	—	—	—	—	443,927
Total revenues	$7,554,170	$1,423,971	$6,527,075	$592,092	$3,371,465	$19,468,773
Depreciation and
amortization expense	$210,424	$56,200	$377,259	$2,149,717	$280,413	$3,074,013
Loss from operations	$(1,169,851)	$(87,468)	$(372,691)	$(6,538,493)	$(716,637)	$(8,885,140)
Capital expenditures for
segment assets, as of
September 30, 2019	$34,899	$81,319	$21,045	$—	$12,060	$149,323
Identifiable assets as of
September 30, 2019	$32,186,830	$1,301,273	$11,184,088	$850,984	$1,902,803	$47,425,978

	Nine Months ended September 30, 2018
	DPC	DPL	Enertec	SC Mining	I.AM	Eliminations	Total
Revenue	$8,532,029	$1,339,413	$3,373,977	$—	$—	$—	$13,245,419
Revenue, cryptocurrency
mining	—	—	—	1,546,418	—	—	1,546,418
Revenue, related party	3,911,263	—	—	—	—	—	3,911,263
Revenue, restaurant operations	—	—	—	—	2,087,383	—	2,087,383
Revenue, lending activities	194,120	—	—	—	—	—	194,120
Inter-segment revenues	29,681	—	—	—	—	(29,681)	—
Total revenues	$12,667,093	$1,339,413	$3,373,977	$1,546,418	$2,087,383	$(29,681)	$20,984,603
Depreciation and
amortization expense	$226,639	$43,667	$37,257	$1,434,932	$—	$—	$1,742,495
Loss from operations	$(1,861,923)	$(498,536)	$46,961	$(3,019,856)	$(4,838)	$—	$(5,338,192)
Capital expenditures for
segment assets, as of
September 30, 2018	$349,190	$1,301	$38,460	$9,048,503	$128,732	$—	$9,566,186
Identifiable assets as of
September 30, 2018	$30,113,607	$1,516,710	$11,024,505	$8,245,136	$2,204,303	$—	$53,104,261

Concentration Risk:

The following tables provide the percentage of total revenues for the three and nine months ended September 30, 2019 and 2018 attributable to a single customer from which 10% or more of total revenues are derived.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2019

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019		September 30, 2019
	Total Revenues	Percentage of	Total Revenues	Percentage of
	by Major	Total Company	by Major	Total Company
	Customers	Revenues	Customers	Revenues
Customer A	$1,424,982	22%	$4,270,523	22%

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018		September 30, 2018
	Total Revenues	Percentage of	Total Revenues	Percentage of
	by Major	Total Company	by Major	Total Company
	Customers	Revenues	Customers	Revenues
Customer B	—	—	$3,911,263	19%

Revenue from Customer A is attributable to Enertec. Revenue from Customer B relates to MTIX, a related party, and is attributable to Coolisys. Further, at September 30, 2019, MTIX represented all the Company’s accounts and other receivable, related party.

For the three and nine months ended September 30, 2019 and 2018, total revenues from external customers divided on the basis of the Company’s product lines are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Commercial products	$3,326,936	$5,073,698	$10,221,209	$13,874,921
Defense products	3,054,727	3,271,224	9,247,564	7,109,682
Total revenues	$6,381,663	$8,344,922	$19,468,773	$20,984,603

Financial data relating to geographic areas:

The Company’s total revenues are attributed to geographic areas based on the location. The following table presents total revenues for the three and nine months ended September 30, 2019 and 2018. Other than as shown, no foreign country or region contributed materially to revenues or long-lived assets for these periods:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
North America	$4,040,664	$5,166,899	$11,110,035	$15,599,219
Middle East	1,869,647	2,156,106	6,358,200	3,373,976
Europe	253,747	693,725	1,283,312	1,338,313
Other	217,605	328,192	717,226	673,095
Total revenues	$6,381,663	$8,344,922	$19,468,773	$20,984,603

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2019

23. SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2019, and thru the date of this report being issued and has determined that it does not have any material subsequent events to disclose in these financial statements except for the following.

 Ascendiant ATM Offering

During October 2019 the Company received gross proceeds of $1,083,234 through the sale of 679,496 shares of the Company’s common stock through the ATM Offering.

Issuance of common stock in payment of accrued liability

On November 1, 2019, the Company issued 25,602 shares of its common stock in satisfaction of an accrued liability of $30,722.

 Exchange Agreements

On November 4, 2019, the Company entered into an exchange agreement with a certain investor (the “Investor”) pursuant to which, in exchange for an original issue discount promissory note issued by the Company for the benefit of the Investor on July 25, 2019, as amended, the Company sold to the Investor a new convertible promissory note in the principal amount of $350,000 with an interest rate of 12% per annum. Subject to the approval by the NYSE American, this note shall be convertible into shares of the Company’s common stock at conversion price of $1.20 per share, subject to adjustments.

On November 15, 2019, the Company entered into an exchange agreement with a lender (the “Lender”) pursuant to which the Company issued to the Lender a convertible promissory note in the principal amount of $935,772 with an interest rate of 8% per annum, in exchange for those certain promissory notes (i) in the original principal amount of $575,000 issued on May 10, 2019, and (ii) in the original principal amount of $230,000 issued on May 21, 2019 held by the Lender. Subject to the approval by the NYSE American, this note shall be convertible into shares of the Company’s common stock at conversion price of $1.80.

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

At our reconvened 2019 Annual Meeting of Stockholders, our stockholders approved a proposal permitting our Board of Directors (the “Board”) to effectuate a second reverse stock split (the “Second Reverse Stock Split”) of our issued and outstanding common stock. Thereafter, on July 23, 2019, the Board approved the Second Reverse Stock Split with a ratio of one-for-forty. As a result of the Second Reverse Stock Split, each forty (40) shares of common stock issued and outstanding prior to the Second Reverse Stock Split were converted into one (1) share of common stock, with no change in authorized shares or par value per share. The Second Reverse Stock Split became effective in the State of Delaware on August 5, 2019.

On August 6, 2019, we entered into an At-The-Market Issuance Sales Agreement with Ascendiant Capital Markets, LLC, as sales agent in which we sold shares of our common stock having an aggregate offering price of $5,500,000 (the “ATM Offering”). The offer and sale of our common stock was made pursuant to our effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-222132) filed with the Securities and Exchange Commission (the “Commission”) on December 18, 2017, amended on January 8, 2018, and declared effective by the SEC on January 11, 2018, and a prospectus supplement related to the ATM Offering, dated August 6, 2019.

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

Results of Operations

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

The following table summarizes the results of our operations for the three months ended September 30, 2019 and 2018.

	For the Three Months Ended
	September 30,
	2019	2018

Revenue	$4,968,440	$5,732,002
Revenue, cryptocurrency mining	307,172	590,165
Revenue, related party	—	352,496
Revenue, restaurant operations	1,036,834	1,584,891
Revenue, lending activities	69,217	85,368
Total revenue	6,381,663	8,344,922
Cost of revenue	4,642,526	6,317,754
Gross profit	1,739,137	2,027,168
Operating expenses
Engineering and product development	481,902	333,555
Selling and marketing	392,725	790,603
General and administrative	4,519,641	5,088,312
Impairment of property and equipment	4,315,856	—
(Gain) loss on digital currency	(951)	2,543
Total operating expenses	9,709,173	6,215,013
Loss from operations	(7,970,036)	(4,187,845)
Interest income	898,646	712,262
Interest expense	(2,954,843)	(4,072,539)
Change in fair value of marketable equity securities	(330,150)	—
Loss on extinguishment of convertible debt	(155,448)	—
Loss on issuance of warrants	—	—
Change in fair value of warrant liability	165,840	—
Loss before income taxes	(10,345,991)	(7,548,122)
Income tax benefit	5,140	23,737
Net loss	(10,340,851)	(7,524,385)
Less: Net loss attributable to non-controlling interest	—	74,414
Net loss attributable to DPW Holdings	$(10,340,851)	$(7,449,971)
Preferred dividends	(5,284)	—
Net loss available to common stockholders	$(10,346,135)	$(7,449,971)
Basic and diluted net loss per common share	$(6.47)	$(88.23)
Basic and diluted weighted average common shares outstanding	1,599,306	84,441
Comprehensive Loss
Loss available to common stockholders	$(10,346,135)	$(7,449,971)
Other comprehensive income (loss)
Foreign currency translation adjustment	67,166	(77,686)
Net unrealized loss on derivative securities of related party	(1,152,480)	(1,341,977)
Other comprehensive income (loss)	(1,085,314)	(1,419,663)
Total Comprehensive loss	$(11,431,449)	$(8,869,634)

Revenues

Our revenues decreased by $1,963,259, or 23.5%, to $6,381,663 for the three months ended September 30, 2019, from $8,344,922 for the three months ended September 30, 2018. As discussed below the decrease from the three months ended September 30, 2018, was due to a decrease in revenue from our restaurant operations, the manufacture of the Multiplex Laser Surface Enhancement (“MLSE”) plasma-laser system and from our cryptocurrency mining operations and, to a lesser extent, a decrease in revenue from customized solutions for the military markets caused by temporary shortages in components required for the manufacture of these solutions.

Revenues, cryptocurrency mining

In January 2018, we formed Digital Farms, Inc. (“Digital Farms”), a wholly-owned subsidiary formerly known as Super Crypt Mining, Inc. Digital Farms was established to operate our cryptocurrency business, which is pursuing a variety of digital currencies. We are mining the top three cryptocurrencies for our own account, consisting of Bitcoin, Litecoin and Ethereum. Although the market prices of digital currencies were significantly higher during the three months ended September 30, 2019 compared to the prior-year period, due to power cost considerations, we reduced the number of active miners from 1,512 in the prior year period to 978 during the current quarter. These factors, coupled with a significant increase in the difficulty factor, which increases when market prices of digital currencies are increasing as more computational power is added to the network, resulted in a decrease in revenues of $282,993.

Revenues, related party

During the three months ended September 30, 2018, we recognized $352,496 in revenues from our purchase order with MTIX Limited, a company formed under the laws of England and Wales (“MTIX”). Due to working capital constraints discussed below, we did not recognize any revenues from MTIX during the three months ended September 30, 2019. MTIX was acquired by AVLP on August 22, 2017, and is therefore a related party. In March 2017, the Company was awarded a purchase order by MTIX to manufacture, install and service MLSE plasma-laser system. Over the next several years, management believes that the MLSE purchase order will be a source of revenue and generate significant cash flows. The lack of revenue during the three months ended September 30, 2019, was due to an emphasis on reducing the debt obligations incurred in May 2018 to acquire Enertec. Payments, and the related manufacturing services, that otherwise would have gone to subcontractors of the MLSE plasma-laser system have been delayed in order to enable us to restructure and reduce our overall debt obligations.

Revenues, restaurant operations

During the three months ended September 30, 2019, we recognized a decrease in revenues from our restaurant operations of $548,057 compared to the prior-year period. The decrease was primarily due to significant construction projects that hampered access to our restaurant locations and, to a lesser extent, competition from restaurants recently opened near two of our locations.

Gross Margins

Gross margins increased to 27.3% for the three months ended September 30, 2019 compared to 24.3% for the three months ended September 30, 2018. The Company’s gross margins have typically ranged between 33% and 37%, with slight variations depending on the overall composition of our revenue. Our gross margins during the three months ended September 30, 2018, of 24.3%, were affected by the negative margins on revenues of $307,172 at Digital Farms. The negative gross margins at Digital Farms resulted from monthly recurring fixed costs at our colocation facilities which temporarily exceed the revenues from our mining operations. Excluding the effects of Digital Farms, then our adjusted gross margins for the three months ended September 30, 2018, would have been 38.9%, slightly higher than our historical range. The increase is mainly attributable to higher gross margins related to our restaurant operations.

Our gross margin of 27.3% recognized during the three months ended September 30, 2019, was also impacted by the negative margins at Digital Farms. Excluding the effects of Digital Farms, our adjusted gross margin for the three months ended September 30, 2019, would have been 39.7%. which is consistent with our historical average.

Engineering and Product Development

Engineering and product development expenses increased by $148,347 to $481,902 for the three months ended September 30, 2019, from $333,555 for the three months ended September 30, 2018. The increase in engineering and product development expenses is attributed to an increase in spending at Enertec as it pursues additional contracts in the defense industry.

Selling and Marketing

Selling and marketing expenses were $392,725 for the three months ended September 30, 2019, compared to $790,603 for the three months ended September 30, 2018, a decrease of $397,878. This increase was the result of decreases in personnel costs directly attributed to a reduction in sales and marketing personnel throughout our operations.

General and Administrative

General and administrative expenses were $4,519,641 for the three months ended September 30, 2019, compared to $5,088,312 for the three months ended September 30, 2018, a decrease of $568,671. General and administrative expenses decreased from the comparative prior period, mainly due to lower stock compensation expense and legal fees partially offset by an increase in cost attributed to the hiring of a Chief Accounting Officer and Senior Vice President of Finance. The remaining increase in general and administrative expenses is due to various costs, none of which are significant individually.

Asset Impairment Charges

Asset impairment charges of $4,315,856 were recognized during the three months ended September 30, 2019. The impairment charges related to impairments of our cryptocurrency equipment.

Operating Loss

The Company recorded an operating loss of $7,970,036 for the three months ended September 30, 2019, compared to an operating loss of $4,187,845 for the three months ended September 30, 2018. The increase in operating loss is mostly attributable to the impairment of property and equipment coupled with a higher gross profit and lower selling and marketing expenses, partially offset by an increase in general and administrative expenses.

Interest Income

Interest income was $898,646 for the three months ended September 30, 2019 compared to $712,262 for the three months ended September 30, 2018. The increase in interest income for the three months ended September 30, 2019 is related to an increase in interest income pursuant to the Loan and Security Agreement entered into on September 6, 2017, with AVLP, a related party.

Interest Expense

Interest expense was $2,954,843 for the three months ended September 30, 2019 compared to $4,072,539 for the three months ended September 30, 2018. The decrease in interest expense for the three months ended September 30, 2019 is primarily related to a reduction of amortization of debt discount resulting from original issue discount from the issuance of warrants in conjunction with the sale of debt instruments. During the three months ended September 30, 2019 and 2018, as a result of these issuances, non-cash interest expense of $1,357,845 and $3,033,864, respectively, was recorded from the amortization of debt discount and debt financing costs.

Change in fair value of warrant liability

During the three months ended September 30, 2019, the fair value of the warrants that were issued in our Offering decreased by $165,840. The fair value of these warrants is re-measured at each financial reporting period and immediately before exercise, with any changes in fair value recorded as change in fair value of warrant liability in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Net Loss

For the foregoing reasons, our net loss for the three months ended September 30, 2019, was $10,340,851 compared to a net loss of $7,524,385 for the three months ended September 30, 2018. After taking into consideration the loss attributable to the non-controlling interest of the minority shareholders of Microphase during the three months ended September 30, 2019 and 2018, of nil and $74,414, respectively, and preferred dividends of $5,284 and nil, respectively, the net loss available to common shareholders during the three months ended September 30, 2019 and 2018, was $10,346,135 and $7,449,971, respectively.

During the three months ended September 30, 2019 and 2018, our reported net loss included non-cash charges of $6,390,242 and $4,709,663, respectively. A summary of these non-cash charges is as follows:

	For the Three Months Ended
	September 30,
	2019	2018
Interest expense – debt discount	$1,357,845	$3,033,864
Stock-based compensation	361,779	1,352,640
Depreciation and amortization	947,830	917,152
Impairment of property and equipment	4,315,856	—
Amortization of right-of-use assets	199,260	—
Accretion of original issue discount on notes receivable – related party	(607,356)	(593,993)
Accretion of original issue discount on notes receivable	(19,132)	—
Change in fair value of warrant liability	(165,840)	—
Non-cash items included in net loss	$6,390,242	$4,709,663

Other comprehensive income (loss)

Other comprehensive loss was $11,431,449 and 8,869,634, respectively, for the three months ended September 30, 2019 and 2018. Other comprehensive loss for the three months ended September 30, 2019, which decreased our equity, was primarily due to unrealized loss in the warrant derivative securities that we received as a result of our investment in Avalanche International, Corp., or AVLP, a related party. During the three months ended September 30, 2018, unrealized losses in the warrant derivative securities of AVLP was the primary component of other comprehensive loss.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

The following table summarizes the results of our operations for the nine months ended September 30, 2019 and 2018.

	For the Nine Months Ended
	September 30,
	2019	2018

Revenue	$15,061,289	$13,245,419
Revenue, cryptocurrency mining	592,092	1,546,418
Revenue, related party	—	3,911,263
Revenue, restaurant operations	3,371,465	2,087,383
Revenue, lending activities	443,927	194,120
Total revenue	19,468,773	20,984,603
Cost of revenue	14,350,041	16,204,388
Gross profit	5,118,732	4,780,215
Operating expenses
Engineering and product development	1,408,848	1,043,993
Selling and marketing	1,293,181	2,290,934
General and administrative	14,584,758	12,697,909
Impairment of property and equipment	4,315,856	—
(Gain) loss on digital currency	(6,933)	2,543
Total operating expenses	21,595,710	16,035,379
Loss from operations	(16,476,978)	(11,255,164)
Interest income	2,647,110	1,955,885
Interest expense	(5,586,639)	(11,335,069)
Change in fair value of marketable equity securities	(173,503)	—
Loss on extinguishment of convertible debt	(963,232)	—
Loss on issuance of warrants	(1,763,481)	—
Change in fair value of warrant liability	1,112,665	—
Loss before income taxes	(21,204,058)	(20,634,348)
Income tax benefit	93,284	17,480
Net loss	(21,110,774)	(20,616,868)
Less: Net loss attributable to non-controlling interest	32,416	218,494
Net loss attributable to DPW Holdings	$(21,078,358)	$(20,398,374)
Preferred dividends	(12,437)	(108,049)
Net loss available to common stockholders	$(21,090,795)	$(20,506,423)
Basic and diluted net loss per common share	$(24.62)	$(311.53)
Basic and diluted weighted average common shares outstanding	856,689	65,824
Comprehensive Loss
Loss available to common stockholders	$(21,090,795)	$(20,506,423)
Other comprehensive income (loss)
Foreign currency translation adjustment	259,671	(209,535)
Net unrealized loss on derivative securities of related party	(1,513,661)	(6,787,902)
Other comprehensive income (loss)	(1,253,990)	(6,997,437)
Total Comprehensive loss	$(22,344,785)	$(27,503,860)

Revenues

Our revenues decreased by $1,515,830, or 7.2%, to $19,468,773 for the nine months ended September 30, 2019, from $20,984,603 for the nine months ended September 30, 2018. During the nine months ended September 30, 2019 and 2018, our acquisitions of Enertec and I.AM represented $9,898,540 and $5,461,360, respectively, of our revenues. Excluding revenues from these acquisitions, we would have recognized revenues of $9,570,233 and $15,523,243, respectively, during the nine months ended September 30, 2019 and 2018, a decrease of $5,953,010. As discussed below, the decrease of $5,953,010 from the nine months ended September 30, 2018, was primarily due to a decrease in revenue from our restaurant operations, from the manufacture of the MLSE plasma-laser system and from our cryptocurrency mining operations. The following table shows revenue for the nine months ended September 30, 2019 and 2018, generated from acquisitions completed during the year ended December 31, 2018.

		For the Nine Months Ended September 30,
Company acquired	Date of Acquisition	2019	2018

Enertec Systems 2001 Ltd.	May 22, 2018	$6,527,075	$3,373,977
I.AM, Inc.	May 23, 2018	3,371,465	2,087,383
		$9,898,540	$5,461,360

Revenues, cryptocurrency mining

In January 2018, we formed Digital Farms, a wholly-owned subsidiary. Digital Farms was established to operate our cryptocurrency business, which is pursuing a variety of digital currencies. We are mining the top three cryptocurrencies for our own account, consisting of Bitcoin, Litecoin and Ethereum. The market prices of digital currencies were slightly lower during the nine months ended September 30, 2019 compared to the prior-year period. Further, due to power cost considerations, we reduced the number of active miners from 1,512 in the prior year period to 978 during the current quarter. These factors, coupled with a significant increase in the difficulty factor during the current quarter resulted in a decrease in revenues $954,326.

Revenues, related party

During the nine months ended September 30, 2018, we recognized $3,911,263 in revenues resulting from our purchase order with MTIX. Conversely, we did not recognize any revenues from MTIX during the nine months ended September 30, 2019. MTIX was acquired by AVLP on August 22, 2017, and is therefore a related party. The lack of revenue during the nine months ended September 30, 2019, was due to an emphasis on reducing the debt obligations incurred in May 2018 to acquire Enertec. Payments, and the related manufacturing services, that otherwise would have gone to subcontractors of the MLSE plasma-laser system have been delayed in order to enable us to restructure and reduce our overall debt obligations.

Gross Margins

Gross margins increased to 26.3% for the nine months ended September 30, 2019, compared to 22.8% for the nine months ended September 30, 2018. Our gross margins during the nine months ended September 30, 2018, of 22.8%, were affected by the lower margin related party revenue of $3,911,263 from MTIX combined with negative margins on revenues of $1,546,418 at Digital Farms. Excluding the effects of Digital Farms and our contract with MTIX, then our adjusted gross margins for the nine months ended September 30, 2018, would have been 38.6%.

Our gross margin of 26.3% recognized during the nine months ended September 30, 2019, was also impacted by the negative margins at Digital Farms. Excluding the effects of Digital Farms, our adjusted gross margin for the nine months ended September 30, 2019 would have been 37.9%. which is consist with our historical average which has typically ranged between 33% and 37%, with slight variations depending on the overall composition of our revenue.

Engineering and Product Development

Engineering and product development expenses increased by $364,855 to $1,408,848 for the nine months ended September 30, 2019, from $1,043,993 for the nine months ended September 30, 2018. The increase in engineering and product development expenses is attributed to our acquisition of Enertec, which due to the timing of the acquisition was partially excluded from the prior period amount.

Selling and Marketing

Selling and marketing expenses were $1,293,181 for the nine months ended September 30, 2019, compared to $2,290,934 for the nine months ended September 30, 2018, a decrease of $997,753. Our acquisition of Enertec and I.AM resulted in an increase of $196,962. This increase was offset by decreases in personnel costs directly attributed to a reduction in sales and marketing personnel throughout our operations.

General and Administrative

General and administrative expenses were $14,584,758 for the nine months ended September 30, 2019 compared to $12,697,909 for the nine months ended September 30, 2018, an increase of $1,886,849. Our acquisitions of Enertec and I.AM accounted for $2,119,118 of the increase in general and administrative expenses. The adjusted decrease of $232,269 from the comparative prior period was mainly due to the lower stock compensation expense and legal fees partially offset by an increase in cost attributed to the hiring of a Chief Accounting Officer and Senior Vice President of Finance.

Asset Impairment Charges

Asset impairment charges of $4,315,856 were recognized during the nine months ended September 30, 2019. The impairment charges related to impairments of our cryptocurrency equipment.

Operating Loss

The Company recorded an operating loss of $16,476,978 for the nine months ended September 30, 2019, compared to an operating loss of $11,255,164 for the nine months ended September 30, 2018. The increase in operating loss is mostly attributable to the impairment of property and equipment coupled with an increase of general and administrative expenses, partially offset by higher gross profit and lower selling and marketing expenses.

Interest Income

Interest income was $2,647,110 for the nine months ended September 30, 2019 compared to $1,955,885 for the three months ended September 30, 2018. The increase in interest income for the nine months ended September 30, 2019 is primarily related to an increase in interest income pursuant to the Loan and Security Agreement entered into on September 6, 2017, with AVLP, a related party.

Interest expense

Interest expense was $5,586,639 for the nine months ended September 30, 2019, compared to $11,335,069 for the nine months ended September 30, 2018. The decrease in interest expense for the nine months ended September 30, 2019 is primarily related to a reduction of amortization of debt discount resulting from original issue discount from the issuance of warrants in conjunction with the sale of debt instruments. During the nine months ended September 30, 2019 and 2018, as a result of these issuances, non-cash interest expense of $3,034,454 and $8,812,972, respectively, was recorded from the amortization of debt discount and debt financing costs.

Loss on issuance of warrants

We recognized a loss on issuance of warrants of $1,763,481 for the nine months ended September 30, 2019, based upon the fair value of the warrants issued in our Offering in excess of the proceeds received from the Offering.

Change in fair value of warrant liability

During the nine months ended September 30, 2019, the fair value of the warrants that were issued in our Offering decreased by $1,112,665. The fair value of these warrants is re-measured at each financial reporting period and immediately before exercise, with any changes in fair value recorded as change in fair value of warrant liability in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Net Loss

For the foregoing reasons, our net loss for the nine months ended September 30, 2019, was $21,110,774 compared to a net loss of $20,616,868 for the nine months ended September 30, 2018. After taking into consideration the loss attributable to the non-controlling interest of the minority shareholders of Microphase during the nine months ended September 30, 2019 and 2018, of $32,416 and $218,494, respectively, and preferred dividends of $12,437 and $108,049, respectively, the net loss available to common shareholders during the nine months ended September 30, 2019 and 2018, was $21,090,795 and $20,506,423, respectively.

As reflected in our consolidated statement of cash flows for the nine months ended September 30, 2019 and 2018, our reported net loss is comprised of non-cash charges of $10,742,817 and $13,195,207, respectively. A summary of these non-cash charges is as follows:

	For the Nine Months Ended
	September 30,
	2019	2018
Interest expense – debt discount	$3,034,454	$8,812,972
Stock-based compensation	1,354,062	4,164,180
Depreciation and amortization	3,074,013	1,742,496
Impairment of property and equipment	4,315,856	—
Amortization of right-of-use assets	260,549	—
Accretion of original issue discount on notes receivable – related party	(1,869,778)	(1,524,441)
Accretion of original issue discount on notes receivable	(77,155)	—
Fair value in excess of proceeds upon issuance of warrants	1,763,481	—
Change in fair value of warrant liability	(1,112,665)	—
Non-cash items included in net loss	$10,742,817	$13,195,207

Other comprehensive loss

Other comprehensive loss was $22,344,785 and $27,503,860, respectively, for the nine months ended September 30, 2019 and 2018. Other comprehensive loss for the nine months ended September 30, 2019, which decreased our equity, was primarily due to unrealized losses in the warrant derivative securities that we received as a result of our investment in AVLP, a related party. During the nine months ended September 30, 2018, unrealized losses in the warrant derivative securities of AVLP was also the primary component of other comprehensive loss.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2019, we had cash and cash equivalents of $756,652. This compares with cash and cash equivalents of $902,329 at December 31, 2018. The decrease in cash and cash equivalents was primarily due to cash provided by financing activities being slightly in excess of the amount of cash used in operating and investing activities with the remaining variance attributed to the effect of exchange rates caused by a decrease in exchange rates between the U.S. dollar and the Israeli Shekel.

Net cash used in operating activities totaled $8,377,278 for the nine months ended September 30, 2019, compared to $9,430,055 for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, the decrease in net cash used in operating activities compared to the nine months ended September 30, 2018, was mainly due to a reduction in our net loss for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The net loss was partially offset by several non-cash charges, a decrease in amortization of debt discount of $5,778,518 and stock-based compensation of $2,810,118, an increase in depreciation and amortization of $1,331,517and a decrease in accounts receivable, related party due to a payment of $2,676,219 in April 2019.

Net cash used in investing activities was $2,686,506 for the nine months ended September 30, 2019, compared to $19,915,693 for the nine months ended September 30, 2018. The decrease of the net usage of cash from investing activities was primarily attributed to the purchase of property and equipment at Digital Farms and our acquisition of Enertec during the nine months ended September 30, 2018.

Net cash provided by financing activities was $11,083,232 and $28,791,362 for the nine months ended September 30, 2019 and 2018, respectively. Financing activities during the nine months ended September 30, 2019, primarily related to the sale of shares of our common stock through an “at the market offering” program and through an underwriting agreement with A.G.P./Alliance Global Partners. The proceeds that we received from the sale of our shares of common stock was partially offset by net cash outflows of $3,706,679 associated with our debt arrangements.

Historically, we have financed our operations principally through issuances of convertible debt, promissory notes and equity securities. During 2019, as reflected below, we continued to successfully obtain additional equity and debt financing and in restructuring existing debt.

•	On October 15, 2018, we entered into an At-The-Market Issuance Sales Agreement with WDCO (the “WDCO ATM Offering”) to sell shares of our common stock. Between January 1, 2019 and April 1, 2019, the date the WDCO ATM Offering was terminated, the Company received gross proceeds of $4,656,050 through the sale of 119,791 shares of our common stock through the WDCO ATM Offering.

•	On March 29, 2019, we entered into an underwriting agreement pursuant to which we sold 71,388 shares of our common stock, warrants to purchase 388,888 shares of our common stock and pre-funded warrants to purchase 317,500 shares of our common stock on April 2, 2019. We received gross proceeds from this offering of $6,999,555 and used approximately $6,000,000 of the proceeds from this offering for the repayment of debt.

•	On May 13, 2019, we filed an Offering Statement on Form 1-A pursuant to Regulation A promulgated by the Commission, pursuant to which up to $50 million of 3-year, non-convertibles promissory notes (“Promissory Notes”) will be offered and sold once the Commission has qualified the Offering Statement. We anticipate that the Promissory Notes will accrue annualized interest of between 5% and 15% that will be paid rata monthly and will be offered on a continuous basis, in each case as determined by us in our sole discretion. The Company cannot provide any assurance that any Promissory Notes will be sold pursuant this Offering Statement.

•	On August 6, 2019, we entered into an At-The-Market Issuance Sales Agreement with Ascendiant Capital Markets, LLC, as sales agent in which we sold shares of our common stock having an aggregate offering price of $5,500,000 (the “ATM Offering”). The offer and sale of our common stock was made pursuant to our effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-222132) filed with the Commission on December 18, 2017, amended on January 8, 2018, and declared effective by the SEC on January 11, 2018, and a prospectus supplement related to the ATM Offering, dated August 6, 2019.

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

Our principal executive officer and principal financial officer, with the assistance of other members of the Company's management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon our evaluation, our principal executive officer and principal financial officer has concluded that the Company’s internal control over financial reporting was not effective as of the end of the period covered by this Quarterly Report on Form 10-Q because the Company has not yet completed its remediation of the material weakness previously identified and disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, the end of its most recent fiscal year.

Specifically, management has determined that we do not have sufficient resources to ensure an appropriate level of segregation of duties in our accounting function, we have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated and we did not design or maintain effective general information technology controls over certain information systems that are relevant to the mitigation of the risk pertaining to the misappropriation of assets.

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

We are currently working to improve and simplify our internal processes and implement enhanced controls, as discussed above, to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. These material weaknesses will not be considered to be remediated until the applicable remediated controls are operating for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Despite the existence of these material weaknesses, the Company believes that the consolidated financial statements included in the period covered by this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company's financial condition, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

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

The Complaint alleges violations of state law and breaches of fiduciary duty, unjust enrichment and gross mismanagement by the individual defendants as, in the view of the plaintiffs, the Company has entered into poorly advised loan transactions and related party transactions. The Company and the individual defendants believe that these claims are without merit and intend to vigorously defend themselves. The Company and the individual defendants moved to dismiss the Complaint and on February 25, 2019, the Court granted the motion to dismiss but granted plaintiffs leave to amend their Complaint.  On March 11, 2019, plaintiffs filed their amended complaint asserting violations of breaches of fiduciary duties and unjust enrichment claims based on the previously pled transactions. On March 25, 2019, the Company and the individual defendants filed a motion to dismiss the amended complaint.  On May 21, 2019, the Court granted in part and denied in part the Motion to Dismiss the Amended Complaint.  Specifically, the May 21, 2019 Order granted so much of Defendants’ Motion to Dismiss the Amended Complaint that sought to dismiss Directors Robert O. Smith, Jeff Bentz, and Mordechai Rosenberg as parties. Plaintiffs did not further amend the complaint and proceeded with the operative complaint and forewent any claims against Messrs. Smith, Bentz, and Rosenberg.

On July 8, 2019, the Court held a scheduling conference wherein the Court set a trial date of August 25, 2020.

On October 21, 2019, the parties mediated the matter before JAMS in Manhattan, New York. At that mediation, the matter was tentatively settled with respect to all claim against the Company and the remaining defendants, Milton C. Ault III, Amos Kohn, and William Horne. The tentative settlement included certain changes to the policies of the Company. The tentative settlement agreement did not have a monetary component. Furthermore, the parties settled any dispute over the attorneys’ fees, which will be paid by AIG, the Company’s insurance carrier. The parties are currently working on finalizing the settlement agreement, and expect to have a finalized settlement agreement prior to end of the calendar year. Upon execution of the finalized settlement agreement, Plaintiff will file a notice of dismissal with prejudice with the Court.

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

ITEM 1A.        RISK FACTORS

The risks described in Part I, Item 1A, “Risk Factors,” in our 2018 Annual Report on Form 10-K, could materially and adversely affect our business, financial condition and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face - our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. Other than the additional risk factor identified below, the Risk Factors section of our 2018 Annual Report on Form 10-K remains current in all material respects.

We received a subpoena from the Commission.

We received a subpoena from the Commission for the voluntary production of documents. We are fully cooperating with this non-public, fact-finding inquiry and believe that we have operated our business in compliance with all applicable laws. The subpoena expressly provides that the inquiry is not to be construed as an indication by the Commission or its staff that any violations of the federal securities laws have occurred, nor should it be considered a reflection upon any person, entity or security. However, there can be no assurance as to the outcome of this matter.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2019, we issued to our consultants a total 29,375 shares of our common stock with an aggregate value of $305,019, an average of $10.38 per share for services rendered.

During the nine months ended September 30, 2019, principal and accrued interest of $4,238,878 and $497,416, respectively, on our debt securities was satisfied through the issuance of 370,473 shares of our common stock.

During the nine months ended September 30, 2019, we issued 9,375 shares of our common stock in satisfaction of an accrued liability of $108,523.

The foregoing issuances were exempt from registration upon reliance of Section 4(a)(2) and Regulation D promulgated thereunder.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

On June 18, 2019, we issued a promissory note in the principal face amount of $2,900,000. Pursuant to the terms of the note, we were required to make six monthly amortization payments beginning on July 18, 2019. We have not made these payments and this note is currently in default. We are in negotiations with the investors to amend the payment terms on this Note.

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

Dated:  November 19, 2019

DPW HOLDINGS, INC.

By:	/s/ Milton C. Ault, III
Milton C. Ault, III
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ William B. Horne
William B. Horne
Chief Financial Officer
(Principal Accounting Officer)

