Form 10-K
period 2019-12-31
DPW Holdings, Inc.
filed 2020-05-29
CIK 896493

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

Commission file number 1-12711

DPW HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-1721931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

201 Shipyard Way, Suite E Newport Beach, CA	92663	(949) 444-5464
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	NYSE American

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑

As of June 28, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $12,357,300 based on the closing sale price as reported on the NYSE American of $12.00. Such determination should not be deemed an admission that such directors, officers, or 10% beneficial owners are, in fact, affiliates of the registrant.

There were 5,771,634 shares of common stock outstanding as of May 25, 2020.

Documents incorporated by reference: None

EXPLANATORY NOTE

The Company relied on the following order issued by the Securities and Exchange Commission:

SECURITIES EXCHANGE ACT OF 1934 Release No. 34-88318 / March 4, 2020 ORDER UNDER SECTION 36 OF THE SECURITIES EXCHANGE ACT OF 1934 GRANTING EXEMPTIONS FROM SPECIFIED PROVISIONS OF THE EXCHANGE ACT AND CERTAIN RULES THEREUNDER

Which order was subsequently amended by:

SECURITIES EXCHANGE ACT OF 1934 Release No. 34-88465 / March 25, 2020 ORDER UNDER SECTION 36 OF THE SECURITIES EXCHANGE ACT OF 1934 MODIFYING EXEMPTIONS FROM THE REPORTING AND PROXY DELIVERY REQUIREMENTS FOR PUBLIC COMPANIES

Pursuant to the Order, on which the Company has relied, the Company reports that the Company’s staff, working remotely because of the exigencies of COVID-19, was significantly disrupted and accordingly the Company was unable to file this Annual Report by the prescribed filing date.

The Company also subsequently filed Form 12b-25 with respect to the delayed filing of the Form 10-K.

i

DPW HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

General

DPW Holdings, Inc. is a diversified holding company that owns operating subsidiaries and divisions engaged in a number of diversified business operations including the defense, aerospace, commercial, health/medical, finance and commercial lending sectors. The Company’s largest subsidiary is Gresham Worldwide, which provides advanced bespoke military and commercial applications. The Company began implementing its strategy in late 2016 led by its Chairman and CEO, Milton “Todd” Ault, III and Vice Chairman and CFO, William B. Horne. The Company is presently led by its Executive Committee, the members of which are the Company’s Chairman and CEO, Vice Chairman and Executive Vice President & General Counsel.

We operate as a holding company with operations conducted primarily through our subsidiaries. We conduct our activities in a manner so as not to be deemed an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Generally, this means that we do not invest or intend to invest in securities as our primary business and that no more than 40% of our total assets will be invested in investment securities as such term is defined in the Investment Company Act. Pursuant to the Investment Company Act, companies such as our subsidiary DP Lending are excluded from the definition of an investment company since its business consists of making small loans and industrial banking. We also maintain a large investment in Avalanche International, Corp., which does business as MTIX International.

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

We have operations located in Europe through our wholly-owned subsidiary, Gresham Power Electronics (f/k/a Digital Power Limited) (“Gresham Power”), Salisbury, England. Gresham Power designs, manufactures and sells power products and system solutions mainly for the European marketplace, including power conversion, power distribution equipment, DC/AC (Direct Current/Active Current) inverters and UPS (Uninterrupted Power Supply) products. Our European defense business is specialized in the field of naval power distribution products.

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

On April 25, 2017, we formed Coolisys Technologies, Inc. (“Coolisys”), a wholly-owned subsidiary. Coolisys operates its existing businesses in the customized and flexible power system solutions for the medical, military, telecom, commercial and industrial markets, other than the European markets which are primarily served by Gresham Power, in Coolisys. We intend to reorganize our corporate structure to make Digital Power North American operations, operated by our subsidiary Gresham, and Microphase, a subsidiary of Coolisys and as such an indirect subsidiary of ours.

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

In January 2018, we formed Super Crypto Mining, Inc., a wholly-owned subsidiary, which recently changed its name to Digital Farms, Inc. (“DFI”). DFI was established to operate our newly formed cryptocurrency business, which is pursuing a variety of digital currency. We mine the top three cryptocurrencies for our own account. These cryptocurrencies include Bitcoin, Litecoin and Ethereum. DFI’s operations were discontinued in the first quarter of 2020.

On May 23, 2018, DP Lending entered into and closed a securities purchase agreement with I. AM, Inc. (“I. AM”), David J. Krause and Deborah J. Krause. Pursuant to the securities purchase agreement, I. AM sold to DP Lending, 981 shares of common stock for a purchase price of $981, representing, upon the closing, 98.1% of I. AM’s outstanding common stock. I.AM owed DP Lending $1,715,330 in outstanding principal, pursuant to a loan and security agreement, between I. AM and DP Lending. The purchase agreement provides that, as I. AM repays the outstanding loan to DP Lending in accordance with the loan agreement, DP Lending will on a pro rata basis transfer shares of common stock of I. AM to David J. Krause, up to an aggregate of 471 shares. I. AM’s operations were discontinued in the first quarter of 2020.

We are a Delaware corporation, initially formed in California in 1969 and reincorporated in Delaware in 2017. We are located at 201 Shipyard Way, Suite E Newport Beach, CA 92663. Our phone number is (949) 444-5464 and our website address is www.dpwholdings.com.

Recent Events

On March 14, 2019, the stockholders approved a proposal permitting the Board of Directors (the “Board”) to effect a reverse stock split (the “Reverse Split”) of our issued and outstanding Common Stock. Thereafter, on March 14, 2019, the Board approved the Reverse Split with a ratio of one for twenty. The Reverse Split did not affect the number of authorized shares of Common Stock or their par value per share. As a result of the Reverse Split, the number of shares of Common Stock outstanding was reduced from 126,025,767 to 6,301,289. The Reverse Split became effective in the State of Delaware on March 14, 2019. Beginning on March 18, 2019, the Common Stock traded on the NYSE American on a split-adjusted basis.

On March 29, 2019, we entered into an underwriting agreement with A.G.P./Alliance Global Partners (the “Underwriter”), pursuant to which we agreed to issue and sell an aggregate of (a) 71,388 shares of Common Stock (the “Offering Shares”) together with warrants to purchase 71,388 shares of Common Stock and (the “Common Warrants”) and (b)  pre-funded warrants to purchase up to 317,500 shares of our Common Stock (the “Pre-Funded Warrants”) together with a number of Common Warrants to purchase 317,500 shares of Common Stock (the “Offering”). The Offering Shares were sold to the purchasers at the public offering price of $17.60 per share (the “Offering Price”). The Common Warrants were sold at a public offering price of $0.40 per Common Warrant. The Pre-Funded Warrants were offered to each purchaser whose purchase of the Offering Shares and the Common Warrants in the Offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% of outstanding Common Stock immediately following the consummation of the Offering, in lieu of the Offering Shares. The purchase price of each Pre-Funded Warrants equaled the Offering Price, minus $0.40, and the exercise price of each Pre-Funded Warrant equaled $0.40 per share. In addition, we also issued the Underwriter a warrant to purchase a maximum of 15,550 additional shares of Common Stock at an initial exercise price of $19.80 per share, with a term of five years.

On May 13, 2019, we entered into a Note Purchase Agreement, whereby we sold and issued to an investor a promissory note in the principal amount of $575,000 (the “First Note”) for the purchase price of $500,000, plus a 15% loan fee in the amount of $75,000. The principal amount shall be due and payable on or prior to August 9, 2019, subject to extensions as set forth in the First Note. Subsequently, on May 21, 2019, we entered into a second Note Purchase Agreement, pursuant to which we sold and issued an additional promissory note in the principal amount of $230,000 (the “Second Note”), for a purchase price of $200,000, plus a 15% loan fee in the amount of $30,000. An aggregate total of $700,000 has been raised from these two notes. The principal amount of the Second Note shall be due and payable on or prior to August 21, 2021, subject to extensions as set forth therein. These notes do not accrue any interest and may be prepaid by the Company at any time, without notice, premium or penalty. At present, we owe approximately $60,000 to this investor.

On May 20, 2019, we entered into a Securities Purchase Agreement with an institutional investor to sell, for a purchase price of $500,000, a 4% Original Issue Discount Convertible Promissory Note (the “May 2019 Note”) with an aggregate principal face amount of $660,000 and a warrant to purchase an aggregate of 12,500 shares, subject to adjustment of our Common Stock. The principal of the May 2019 Note and interest earned thereon may be converted into shares of our Common Stock at $8.80 per share, subject to adjustment. The exercise price of the warrant is $12.00 per share, subject to adjustment. The issuance of shares of our Common Stock upon conversion of the May 2019 Note and exercise of the warrant was subject to approval by the NYSE American, which approval was obtained. In addition, our Chief Executive Officer provided a personal guarantee for the Company’s obligation to repay the May 2019 Note.

On June 18, 2019 we entered into a Securities Purchase Agreement with Dominion Capital, LLC (“Dominion”) to consummate a refinancing (the “Refinancing”) pursuant to which, in consideration for the extinguishment of a 10% convertible note dated May 15, 2018, with a remaining balance due of $1,800,000, we (i) sold a 10% Senior Secured Promissory Note with a principal face amount of $2,800,000, plus an original issue discount in the amount of $100,000 and (ii) issued 12,500 shares of our Common Stock subject to the approval thereof by the NYSE American, which approval was obtained. In addition, Ault & Company, Inc. guaranteed to Dominion and its successors, endorsees, transferees and assigns, the prompt and complete payment and performance when due (whether at the stated maturity, by acceleration or otherwise) of our obligations pursuant to the Refinancing.

On July 2, 2019 we entered into an exchange agreement with Bellridge Capital, LP (“Bellridge”), pursuant to which, in exchange for a term promissory note issued by us to Bellridge on September 21, 2018 in the principal face amount of $526,316, we sold to Bellridge a new convertible promissory note in the principal amount of $783,031 with an interest rate of 12% per annum and a maturity date of December 31, 2019. This note was convertible into shares of Common Stock, commencing on July 15, 2019, at conversion price equal to the greater of (A) $8.80 or (B) 80% of the lowest daily VWAP in the three trading days prior to the date of conversion. On September 26, 2019, we entered into a second exchange agreement with Bellridge pursuant to which, in exchange for the note referred to immediately above (the “Prior Note”), we sold to Bellridge a new convertible promissory note in the principal amount of $815,218 with an interest rate of 12% per annum (the “New Note”). The New Note is convertible into shares of Common Stock (the “Conversion Shares”), commencing on October 31, 2019, at conversion price equal to $4.00 (the “Conversion Price”), or 203,805 such shares. In connection with this exchange agreement, we and Bellridge entered into a forbearance agreement pursuant to which Bellridge agreed to forbear through the close of business on October 31, 2019 from exercising the rights and remedies it is entitled to under the Prior Note, and any and all transaction documents related thereto, in consideration for our issuance of the New Note.

 On July 2, 2019, we entered into an exchange agreement with an institutional investor pursuant to which, in exchange for (i) a term promissory note issued by DP Lending to the investor on August 10, 2018 in the principal face amount of $550,000 and (ii) a term promissory note issued by us on August 16, 2018, as amended on November 29, 2018, in the principal face amount of $318,150, we sold to the investor a new convertible promissory note in the principal amount of $1,250,000 (subject to adjustments) with an interest rate of 8% per annum and a maturity date of December 31, 2019. This note was convertible into shares of Common Stock at a conversion price of $8.80. As a result of the ACM Sales Agreement discussed below, commencing on the first day of the ACM ATM Offering, the conversion price of the investor’s note was reduced to $4.00 per share.

On July 3, 2019, we entered into an exchange agreement with an institutional investor pursuant to which, in exchange for a term promissory note issued by us to the investor on March 23, 2018 in the principal face amount of $1,000,000, we sold (i) a convertible promissory note in the principal face amount of $1,292,000 plus a default premium of $200,000, and (ii) a five-year warrant to purchase up to 25,000 shares of our Common Stock at an exercise price of $8.80 per share. This convertible promissory note is in the aggregate principal amount of $1,492,000 and bears interest at 12% per annum, which principal and all accrued and unpaid interest are due on January 22, 2020, and which interest is payable in cash, in arrears, on the first business day of each month, with the first payment of interest due on August 1, 2019. Commencing on July 15, 2019, subject to certain beneficial ownership limitations, the investor may convert the principal amount of this note and accrued interest earned thereon at any time into shares of our Common Stock at $8.80 per share. During the year ended December 31, 2019, we issued 99,753 shares of our common stock in payment of principal and interest in the amount of $877,837.

On July 19, 2019, the stockholders approved a proposal permitting the Board of Directors to effect a reverse stock split (the “Reverse Split”) of our issued and outstanding Common Stock. Thereafter, on July 23, 2019, the Board of Directors approved the Reverse Split with a ratio of one for forty. The Reverse Split did not affect the number of authorized shares of Common Stock or their par value per share. As a result of the Reverse Split, the number of shares of Common Stock outstanding was reduced from 43,124,144 to 1,078,104. The Reverse Split became effective in the State of Delaware on August 5, 2019. Beginning on August 6, 2019, the Common Stock traded on the NYSE American on a split-adjusted basis. All references to Common Stock in this Annual Report have been retroactively restated.

On August 6, 2019, we entered into an At-The-Market Issuance Sales Agreement (the “ACM Sales Agreement”) with Ascendiant Capital Markets, LLC, as sales agent (the “Agent”) to sell shares of Common Stock having an aggregate offering price of up to $5,500,000 (the “Shares”) from time to time, through an “at the market offering” program (the “ACM ATM Offering”). The offer and sale of the Shares was made pursuant to the Company’s effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-222132) filed with the SEC on December 18, 2017, as amended on January 8, 2018, and declared effective by the SEC on January 11, 2018, and a prospectus supplement related to the ACM ATM Offering, dated August 6, 2019.

On November 4, 2019 we entered into an exchange agreement with a lender pursuant to which, in exchange for a term promissory note issued by us to the investor on July 25, 2019 in the principal face amount of $250,000 we sold a convertible promissory note in the principal face amount of $350,000. This convertible promissory note bears interest at 12% per annum, which principal and all accrued and unpaid interest are due on July 4, 2020. The lender may convert the principal amount of this note and accrued interest earned thereon into shares of our Common Stock at $1.20 per share beginning six months from the issuance date of the term promissory note.

During November 2019, we entered into a short term promissory note in the aggregate principal amount of $360,000. The promissory note contained an original issue discount of $60,000 resulting in net proceeds of $300,000. The interest rate on the promissory note is 12% per annum and is payable on the maturity date, February 14, 2020.

On November 15, 2019, we entered into an exchange agreement with a lender pursuant to which, in exchange for those certain promissory notes (i) in the original principal amount of $575,000 issued on May 10, 2019, and (ii) in the original principal amount of $230,000 issued on May 21, 2019 (collectively, the “Original Note”), we sold a convertible promissory note in the principal face amount of $935,772. This convertible promissory note bears interest at 8% per annum, which principal and all accrued and unpaid interest are due on November 15, 2020. Subject to certain beneficial ownership limitations, the lender may convert the principal amount of this note and accrued interest earned thereon at any time into shares of our Common Stock at $1.80 per share.

Commencing in October and continuing through February of 2020, the Company reorganized its corporate structure pursuant to a series of transactions by and among the Company and its directly and indirectly owned subsidiaries. The purpose of the reorganization was to align the Company’s various businesses by the products and services that constitute the majority of each subsidiaries’ revenues. As a result of the foregoing transactions, the Company’s corporate structure is as follows:

On January 7, 2020, we formed Coolisys Technologies Corp. (“CTC”) in order to hold Digital Power Corporation. Coolisys is presently owned by GWW and owns Microphase Corporation, Gresham Power Electronics and Enertec Systems. We may dispose of Coolisys in the future, leaving GWW as the direct owner of the three foregoing subsidiaries.

On December 23, 2019, the Company announced that it had entered into an agreement whereby Ault & Company, Inc. would purchase an aggregate of 660,667 shares of Common Stock at a purchase price per share of $1.12, subject to the approval of the NYSE American, for a total purchase price of $739,948. The purchase was authorized by the NYSE American on January 15, 2020. As a result, at the closing on January 15, 2020, Ault & Company became the beneficial owner of 666,945 shares of Common Stock, or up to 19.99% of the Common Stock then outstanding.

On February 5, 2020, we sold and issued an 8% Convertible Promissory Note in the principal amount of $1,000,000 (the “Note”) to Ault & Company, Inc. The principal amount of the Note, plus any accrued and unpaid interest at a rate of 8% per annum, shall be due and payable on August 5, 2020. The Note shall be convertible into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a conversion price of $1.45 per share, subject to the approval of the Company’s stockholders at a special meeting thereof, as required by Rule 713(a)(ii) of the NYSE Company Guide, and subsequently, authorization from the NYSE American. This special meeting is presently scheduled to occur on June 8, 2020.

On February 10, 2020, we entered into a Master Exchange Agreement (the “Exchange Agreement”) with Esousa Holdings, LLC (the “Creditor”) that acquired approximately $4.2 million dollars in principal amount, plus accrued but unpaid interest, of certain promissory notes that had been previously issued by us to Dominion Capital, LLC, a Connecticut limited liability company (the “Dominion Note”) and the Canadian Special Opportunity Fund, LP (the “CSOF Note” and with the Dominion Note, the “Purchased Notes”) in separate transactions. The Creditor also agreed to purchase additional notes up to an additional principal amount, plus accrued but unpaid interest, of $3.5 million (the “Additional Notes” and collectively, with the Purchased Notes, the “Notes”). Pursuant to the Exchange Agreement, the Creditor has the unilateral right to acquire, among other things set forth therein, shares of the Company’s common stock (the “Exchange Shares”) in exchange for the Notes, which Notes evidence an aggregate of up to approximately $7.7 million of indebtedness of the Company. This special meeting is presently scheduled to occur on June 8, 2020.

Settlement of Derivative Litigation

As previously announced, on February 24, 2020, we entered into a definitive settlement agreement (the “Settlement Agreement”) that is intended to settle the previously disclosed derivative litigation captioned Ethan Young and Greg Young, Derivatively on Behalf of Nominal Defendant, DPW Holdings, Inc. v. Milton C. Ault, III, Amos Kohn, William B. Horne, Jeff Bentz, Mordechai Rosenberg, Robert O. Smith, and Kristine Ault and DPW Holdings, Inc., as the nominal defendant (Case No. 18-cv-6587) (as amended on March 11, 2019, the “Amended Complaint”) against the Company and certain of its officers and directors pending in the United States District Court for the Central District of California (the “Court”). As previously disclosed, the Amended Complaint alleges violations including breaches of fiduciary duties and unjust enrichment claims based on the previously pled transactions.

On April 15, 2020, the Court issued an Order (the “Order”) approving a Motion for Preliminary Approval of Settlement in the Derivative Action filed against DPW as a Nominal Defendant and its directors who served on its board of directors on July 31, 2018.

Under the terms of the Order approving the Agreement, the Board shall adopt and/or maintain resolutions and amendments to committee charters and/or the Company’s bylaws to ensure adherence to certain corporate governance policies (collectively, the “Reforms”), which shall remain in effect for no less than five (5) years, subject to any of the following: (a) a determination by a majority of the independent directors that the Reform is no longer in the best interest of the Company, including, but not limited to, due to circumstances making the Reform no longer applicable, feasible, or available on commercially reasonable terms, or (b) modifications which the Company reasonably believes are required by applicable law or regulation.

In connection with the Settlement Agreement, the parties have agreed upon a payment of attorneys’ fees in the amount of $600,000 payable by the Company’s Director & Officer liability insurance. The Settlement Agreement contains no admission of wrongdoing. The Company has always maintained and continues to believe that it did not engage in any wrongdoing or otherwise commit any violation of federal or state securities laws or other laws. While the Settlement Agreement has been approved by the Court, there can be no assurance that the settlement will be finalized and approved by the Court or properly objected to by any shareholders and, even if approved, whether the conditions to closing will be satisfied, and the actual outcome of this matter may differ materially from the terms of the settlement described herein.

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

Led by our Chairman and CEO, Milton “Todd” Ault III, we seek to find undervalued companies and disruptive technologies with a global impact. We also use a traditional methodology for valuing stocks that primarily looks for deeply depressed prices. Upon making an investment, we often become actively involved in the companies we seek to acquire. That activity may involve a broad range of approaches, from influencing the management of a target to take steps to improve stockholder value, to acquiring a controlling interest or outright ownership of the target company in order to implement changes that we believe are required to improve its business, and then operating and expanding that business. Mr. Ault relies heavily on Mr. William B. Horne, the Company’s Vice Chairman and CFO and Henry Nisser, the Company’s General Counsel and Executive Vice President, to provide analysis and guidance on all acquisition targets and throughout the acquisition process.

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

Our wholly-owned subsidiary Gresham Power develops and manufactures some military and defense products mainly being deployed in several naval fleets.

Our Subsidiaries and their Businesses

Coolisys Technologies Corp. and Digital Power Corporation

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

Our strategy with respect to Coolisys Technologies Corp. or CTC, is to be the supplier of choice to companies, including OEMs, that require high-quality power system solutions where custom design, superior product, high quality, time to market and very competitive prices are critical to business success. We believe that we provide advanced custom product design services to deliver high-grade products that reach a high level of efficiency and density and can meet rigorous environmental requirements. Our customers benefit from a direct relationship with us that supports all of their needs for designing and manufacturing power solutions and products. By implementing our advanced core technology, including process implementation in integrated circuits, we can provide cost reductions to our customers by replacing their existing power sources with our custom design cost-effective products. Our target market segments include the industrial telecommunication, medical, and military/aerospace industries.

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

 Gresham Power Electronics (formerly known as Digital Power Limited)

Gresham Power Electronics, our wholly-owned subsidiary organized and headquartered in Salisbury, United Kingdom, designs, manufactures, and distributes switching power supplies, uninterruptible power supplies and power conversion and distribution equipment frequency converters for the commercial and military markets, under the name Gresham. Frequency converters manufactured by Gresham are used by naval warships to convert their generated 60-cycle electricity supply to 400 cycles. This 400-cycle supply is used to power their critical equipment such as gyro, compass, and weapons systems. Gresham also designs and manufactures transformer rectifiers for naval use. Typically, these provide battery supported back up for critical DC systems, such as machinery and communications.  In addition, higher power rectifiers are used for the starting and servicing of helicopters on naval vessels, and Gresham now supplies these as part of overall helicopter start and servicing systems. We believe that Gresham products add diversity to our product line, provide greater access to the United Kingdom and European markets, and strengthen our engineering and technical resources.

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

Enertec Systems 2001 Ltd.

Based in Israel, Enertec designs, develops, manufactures and maintains advanced end-to-end high technology electronic solutions for military, medical, telecommunications and industrial markets. Those solutions include custom computer-based automated test equipment and turnkey systems to ensure combat readiness, provide command and control, and direct and deploy resources in military operations in harsh environments and battlefield conditions. The Company also designs, develops, manufactures and maintains high precision calibration equipment for lifesaving medical operations for a global health care products company as well as advance power systems for electric vehicle, telecom and other industrial applications. Enertec delivers complete end-to-end project management with requirements definition, systems engineering, design/development, production, testing, integration, field support, maintenance and optimization. Its custom engineered solutions enable and support mission critical air, land and sea military platforms, e.g., missiles, UAVs, combat aircraft, boats, submarines, trailers and satellites.

Enertec’s primary customers include the Israeli Ministry of Defense and the 3 major defense contractors in Israel – Israel Air Industries (IAI), Rafael and Elbit Systems. In addition, Enertec has a strategic partnership with Cyient to build and deliver solutions for the Indian military. High tech capabilities to deliver advance electronics solutions create opportunities for other Gresham Worldwide operating subsidiaries – Microphase and Gresham Power – to supply components for Enertec solutions. Enertec also provides geographic reach into the Middle East and India to broaden Gresham WorldWide’s footprint in delivering the highest quality and most advance technology solutions across the globe.

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

Research and Development

During the years ended December 31, 2019 and 2018, we spent approximately $1,861,103 and $1,430,538, respectively, on research and development.

Employees

As of December 31, 2019, we had 210 employees located in the United States, the United Kingdom and Israel, of whom 52 were engaged in engineering and product development, 12 in sales and marketing, 106 in general operations and 40 in general administration and finance. All but 9 of these employees are employed on a full-time basis. None of our employees is currently represented by a trade union. We consider our relations with our employees to be good.

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

We have historically experienced operating and net losses and anticipate continuing to experience such losses in the future. For the years ended December 31, 2019 and 2018, we had an operating loss of $26,941,797 and $19,605,456 and net losses of $32,945,828 and $32,982,201, respectively. As of December 31, 2019 and 2018, we had a working capital deficiency of $19,150,075 and $18,445,302, respectively. There are no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available we may be forced to discontinue operations, which would cause investors to lose their entire investment.

We expect to continue to incur losses for the foreseeable future and need to raise additional capital to continue business development initiatives and to support our working capital requirements. However, if we are unable to raise additional capital, we may be required to curtail operations and take additional measures to reduce costs, including reducing our workforce, eliminating outside consultants and reducing legal fees in order to conserve cash in amounts sufficient to sustain operations and meet our obligations. As a result of these financing uncertainties, during the year ended December 31, 2019, we recognized that our dependence on ongoing capital requirements to fund our operations raise substantial doubt about our ability to continue as a going concern. Our ongoing capital requirements have only increased since then, meaning that substantial doubt about our ability to continue as a going concern remains and will likely do so for the foreseeable future.

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

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the DPW Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. In addition, we have defaulted on certain prior repayment obligations as set forth below:

●	On March 23, 2018, we entered into a securities purchase agreement pursuant to which we issued a note in the amount of $1,000,000 to an investor. Pursuant to the terms of the note, we were required to pay interest on a monthly basis. The maturity date of this note was June 22, 2018. We did not pay the interest on a timely basis or pay the note in full on the maturity date. On July 3, 2019, we reached an agreement with the investor to repay the note under renegotiated terms with a maturity date of January 22, 2020. As of the filing date of this Form 10-K, the current principal amount outstanding on the note is $632,000.

●	On September 21, 2018, we entered into a securities purchase agreement pursuant to which we issued a note in the amount of $526,316 to an investor. The maturity date of this note was December 31, 2018. We did not pay the principal or accrued interest in full on the maturity date. On July 2, 2019, we entered into an exchange agreement with the investor pursuant to which, in exchange for the note issued by us to the investor, we sold to the investor a new convertible promissory note in the principal amount of $783,031 with an interest rate of 12% per annum and a maturity date of December 31, 2019. On September 26, 2019, principal and interest on the 12% Convertible Note was exchanged for a convertible promissory note in the principal amount of $815,218 with an interest rate of 12% per annum and a maturity date of December 31, 2019. Further, On February 5, 2020, we entered into an exchange agreement with the investor pursuant to which, in exchange for the September 26, 2019 note issued by us to the investor, we sold to the investor a new convertible promissory note in the principal amount of $295,000 and a new promissory note in the principal amount of $585,919. Both of these notes have an interest rate of 12% per annum and a maturity date of December 31, 2019. We issued 203,448 shares of our common stock on February 25, 2020 in satisfaction of the February 5, 2020 convertible promissory note.

●	During 2018, we received funding as a result of entering into multiple Agreements for the Purchase and Sale of Future Receipts (collectively, the “Agreements on Future Receipts”) pursuant to which we sold in the aggregate $5,632,400 in future receipts for a purchase price in the amount of $4,100,000. Pursuant to the terms of the Agreements on Future Receipts, we were required to make payments on a daily basis until the balance of the amount sold was fully repaid. We did not make these daily payments on a timely basis. We reached an agreement with the investor to repay the Agreements on Future Receipts under renegotiated terms. As of the filing date of this Form 10-K, the amount outstanding on the Agreements on Future Receipts is $2,210,392.

●	On November 28, 2018, Blockchain Mining Supply and Services, Ltd, a vendor who sold computers to our subsidiary Digital Farms, Inc. (t/k/a Super Crypto Mining, Inc.), filed in the United States District Court for the Southern District of New York against us and our subsidiary (Case No. 18-cv-11099). The Complaint asserted claims for breach of contract and promissory estoppel against us and our subsidiary arising from the subsidiary’s failure to satisfy a purchase agreement. The Complaint seeks damages in the amount of $1,388,495, which approximates the amount of the reserve that we have established. To date, the Court has not set a briefing schedule in connection with our anticipated motion to dismiss.

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

We face business disruption and related risks resulting from the recent outbreak of the novel coronavirus 2019 (“COVID-19”), which could have a material adverse effect on our business and results of operations and curtail our ability to raise financing.

Our business has been disrupted and materially adversely affected by the recent outbreak of COVID-19. As a result of measures imposed by the governments in affected regions, businesses and schools have been suspended due to quarantines intended to contain this outbreak and many people have been forced to work from home in those areas. The spread of COVID-19 from China to other countries has resulted in the Director General of the World Health Organization declaring the outbreak of COVID-19 as a Public Health Emergency of International Concern, based on the advice of the Emergency Committee under the International Health Regulations (2005), and the Centers for Disease Control and Prevention in the U.S. issued a warning on February 25, 2020 regarding the likely spread of COVID-19 to the U.S. While the COVID-19 outbreak is still in its early stages, international stock markets have begun to reflect the uncertainty associated with the slow-down in the American, Israeli and UK economies and the reduced levels of international travel experienced since the beginning of January and the significant decline in the Dow Industrial Average at the end of February 2020 was largely attributed to the effects of COVID-19. We are still assessing our business operations and system supports and the impact COVID-19 may have on our results and financial condition, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally or in our sectors in particular.

Our operations are located in Alameda County, CA, Orange County, CA, Fairfield County, CT, the United Kingdom, Israel and members of our senior management work in Seattle, WA and New York, NY, which is also the location of the offices of the Company’s independent auditor. The Company has been following the recommendations of local health authorities to minimize exposure risk for its employees for the past several weeks, including the temporary closures of its offices and having employees work remotely to the extent possible, which has to an extent adversely affected their efficiency.

Updates by business unit are as follows:

•	DPW Holdings’ corporate headquarters, located in Newport Beach, CA, has begun working remotely, based on the occupancy and social distancing order from the Orange County Health Officer (http://www.ochealthinfo.com/phs/about/epidasmt/epi/dip/prevention/novel_coronavirus). The headquarters staff has tested the secure remote access systems and technology infrastructure to adjust working arrangements for its employees and believes it has adequate internal communications system and can remain operational with a remote staff.

•	Coolisys Technologies Corp., located in Fremont, CA, has temporarily suspended operations as a result of the Alameda County Public Health Department’s order to cease all activities at facilities located within the County.

•	Microphase Corporation, located in Shelton, CT, has developed an emergency plan to ensure that its mission critical manufacturing and logistical functions are up and running. Microphase has implemented additional steps to ensure a higher level of cleanliness in its facility. Employees at greater risk of major health issues from COVID-19 are not required to work on site. The crisis management team meets regularly to monitor the situation, and modifies and communicates the plan as the need arises. Once the COVID-19 crisis has passed, the team will work on transitioning Microphase back to normal operations.

•	Gresham Power Electronics Limited, located in Salisbury, UK, temporarily suspended operations on March 19, 2020.

•	Enertec Systems 2001 Ltd., located in Karmiel, Israel, has been granted a waiver by the Israeli government to remain open to complete key projects that impact national security. Approximately 50% of the Enertec workforce is working remotely.

Due to the unprecedented market conditions domestically and internationally, and the effect COVID-19 has had and will continue to have on the Company’s operations and financial performance, the extent of which is not currently known, the Company is temporarily suspending guidance for 2020. The Company will monitor the situation rigorously and provide business updates as circumstances warrant and resume providing guidance on the Company’s business when management believes that such information would be both reliable and substantively informative.

The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions and the impact of these and other factors on our employees, customers, partners and vendors. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.

As noted above, we rely to a great extent on external financing to fund our operations. The outbreak of COVD-19 has had a materially adverse impact on our ability to raise financing for our operations. Unless investors’ outlook improves dramatically in the near future, it will further inhibit our ability to raise the funds we need to sustain our operations. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms.

Our limited operating history makes it difficult to evaluate our future business prospects and to make decisions based on our historical performance.

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

We received an order and a subpoena from the Commission in the investigation now known as “In the Matter of DPW Holdings, Inc.,” the consequences of which are unknown.

We received an order and related subpoena from the Commission that stated that the staff of the Commission is conducting an investigation now known as “In the Matter of DPW Holdings, Inc.,” and that the subpoena was issued as part of an investigation as to whether we and certain of our officers, directors, employees, partners, subsidiaries and/or affiliates, and/or other persons or entities, directly or indirectly, violated certain provisions of the Securities Act and the Exchange Act, in connection with the offer and sale of our securities. Although the order states that the Commission may have information relating to such alleged violations, the subpoena expressly provides that the inquiry is not to be construed as an indication by the Commission or its staff that any violations of the federal securities laws have occurred. [We have produced documents in response to the subpoena.] The Commission may in the future require us to produce additional documents or information, or seek testimony from other members of our management team.

We are unaware of the scope or timing of the Commissioner’s investigation. As a result, we do not know how the Commission’s investigation is proceeding, when the investigation will be concluded. We also are unable to predict what action, if any, might be taken in the future by the Commission or its staff as a result of the matters that are the subject to its investigation or what impact, if any, the cost of continuing to respond to subpoenas might have on our financial position, results of operations, or cash flows. We have not established any provision for losses in respect of this matter In addition, complying with any such future requests by the Commission for documents or testimony could distract the time and attention of our officers and directors or divert our resources away from ongoing business matters. This investigation could result in significant legal expenses, the diversion of management’s attention from our business, damage to our business and reputation, and could subject us to a wide range of remedies, including an enforcement action by the Commission. There can be no assurance that any final resolution of this and any similar matters will not have a material adverse effect on our financial condition or results of operations.

Our inability to successfully integrate new acquisitions could adversely affect our combined business; our operations are widely disbursed.

Our growth strategy through acquisitions is fraught with risk. On June 2, 2017, we acquired a majority interest in Microphase and on May 23, 2018 we acquired Enertec Systems 2001 Ltd. (“Enertec”). Our strategy and business plan are dependent on our ability to successfully integrate Microphase’s, Enertec’s and our other acquisition’s operations. In addition, while we are based in Newport Beach, CA, Microphase’s operations are located in Shelton, Connecticut, Enertec’s operations are located in Karmiel, Israel and Gresham Power’s operations are located in Salisbury, England. These distant locations and others that we may become involved with in the future will stretch our resources and management time. Further, failure to quickly and adequately integrate all of these operations and personnel could adversely affect our combined business and our ability to achieve our objectives and strategy. No assurance can be given that we will realize synergies in the areas we currently operate.

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

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of December 31, 2019 our internal control over financial reporting (“ICFR”) was not effective at the reasonable assurance level:

1.

We do not have sufficient resources in our accounting function, which restricts our ability to gather, analyze and properly review information related to financial reporting, including fair value estimates, in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties during our assessment of our disclosure controls and procedures and concluded that the control deficiency that resulted represented a material weakness.

2.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

3.	We did not design or maintain effective general information technology (“IT”) controls over certain information systems that are relevant to the mitigation of the risk pertaining to the misappropriation of assets. Specifically, we did not design and implement program change management controls for certain financially relevant systems to ensure that IT program and data changes affecting the Company’s (i) financial IT applications, (ii) digital currency mining equipment, (iii) digital currency hardware wallets, and (iv) underlying accounting records, are identified, tested, authorized and implemented appropriately.

Planned Remediation

Management, in coordination with the input, oversight and support of our Board of Directors, has identified the measures below to strengthen our control environment and internal control over financial reporting.

In January 2018, we hired a new Chief Financial Officer and engaged the services of a financial accounting advisory firm. In September 2018, we hired a Chief Accounting Officer and in January 2019, we hired a Senior Vice President of Finance. Finally, in May 2019, we hired an Executive Vice President and General Counsel. We have tasked these individuals with expanding and monitoring the Company’s internal controls, to provide an additional level of review of complex financial issues and to assist with financial reporting. On October 7, 2019, we created an Executive Committee comprised of our Chief Executive Officer, Chief Financial Officer and Executive Vice President and General Counsel. The Executive Committee meets on a daily basis to address the Company’s critical needs and provide a forum to approve transactions. Further, as we continue to expand our internal accounting department, the Chairman of the Audit Committee shall perform the following:

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

If we lose the services of Milton C. Ault III, our Chief Executive Officer, William B. Horne, our Chief Financial Officer, Amos Kohn, our President and the Chief Executive Officer of CTC, one of our principal subsidiaries, or Henry Nisser, our General Counsel and Executive Vice President, and/or certain key employees, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected. Our existing operations and continued future development depend to a significant extent upon the performance and active participation of these individuals and certain key employees. Although we have entered into employment agreements with Messrs. Ault, Horne, Kohn and Nisser, and we may enter into employment agreements with additional key employees in the future, we cannot guarantee that we will be successful in retaining the services of these individuals. If we were to lose any of these individuals, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected.

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

At December 31, 2019, we had Federal net operating loss carry forwards (“NOLs”) for income tax purposes of approximately $52,884,756. Approximately $12,302,381 of NOLs generated prior to 2018 will begin to expire in 2020. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) signed in to law on March 27, 2020 provided that NOLs generated in a taxable year beginning in 2018, 2019, or 2020, may now be carried back five years and forward indefinitely. In addition, the 80% taxable income limitation is temporarily removed, allowing NOLs to fully offset net taxable income. However, we do not know if or when we will have any earnings and capital gains against which we could apply these carry forwards.  Furthermore, as a result of changes in the ownership of our common stock, our ability to use our federal NOLs will be limited under Internal Revenue Code Section 382.  State NOLs are subject to similar limitations in many cases.  As a result, our substantial NOLs may not have any value to us.

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

Ault & Company

Our relationship with Ault & Company may enhance the difficulty inherent in obtaining financing for us as well as expose us to certain conflicts of interest.

At May 27, 2020, Ault & Company, of which Milton C. Ault is the chief executive officer, beneficially owned 1,362,795 shares of our common stock, consisting of 665,174 shares owned outright, 689,655 shares of common stock underlying the 8% Convertible Promissory Note in the principal amount of $1,000,000 sold by us to Ault & Company on February 5, 2020, assuming no conversion of accrued but unpaid interest on this note, warrants to purchase 94 shares of Common Stock that are exercisable within 60 days of the date hereof and shares owned by Philou Ventures of which Ault & Company, Inc., is the Manager, consisting of: (i) 125,000 shares of Series B Preferred Stock that are convertible into 2,232 shares of Common Stock, (ii) warrants to purchase 2,232 shares of Common Stock that are exercisable within 60 days of the date hereof and (iii) 3,408 shares of Common Stock. Ault & Company may not convert the note absent stockholder approval, though the Company expects that a proposal to approve such conversion will occur at its special meeting of stockholders presently scheduled to occur on June 8, 2020. Assuming Ault & Company were able to convert its note on the date of this Annual Report, Ault & Company would own a number of shares of common stock equal to 21.1% of the number of shares of common stock on the date hereof.

Further, Ault & Company and the Company are negotiating the terms of a proposed purchase by Ault & Company of a certain number of shares of Series C Preferred Stock. Presently, neither the number nor the terms of any such Series C Preferred Stock has been determined, and any such purchase would have to be approved by the Company’s stockholders before Ault & Company would be able to vote or convert such shares of Series C Preferred Stock. Notwithstanding the presently indeterminate nature of any such acquisition of Series Preferred Stock, you should be aware that the consummation of such a transaction, assuming the receipt by the Company of its stockholders approval thereof, could substantially increase Ault & Company’s beneficial ownership of our shares of common stock.

Given the close relationship between Ault & Company on the one hand, and our company on the other, it is far from inconceivable that we could enter into additional securities purchase agreements with Ault & Company.

Although we have relied on Philou to finance us in the past, which no longer beneficially owns any meaningful number of our shares of common stock, and anticipate that Ault & Company may purchase shares of our Series C Preferred Stock under an agreement providing for the purchase thereof, we cannot assure you that either Philou or Ault & Company will assist us in the future. We would far prefer to rely on these entities’ assistance compared to other sources of financing as the terms they provide us are in general more favorable to us than we could obtain elsewhere. However, both Messrs. Ault and Horne could face a conflict of interest in that they serve on the board of directors of each of Ault & Company and our company. If they determine that an investment in our company is not in Ault & Company’s best interest(s) we could be forced to seek financing from other sources that would not necessarily be likely to provide us with equally favorable terms. It should be noted in this context that while Mr. Nisser does not serve as a director of our company, he is its General Counsel and Executive Vice President as well as a director and the President of Ault & Company.

Other conflicts of interest between us, on the one hand, and Ault & Company, on the other hand, may arise relating to commercial or strategic opportunities or initiatives. Mr. Ault, as the controlling shareholder of Ault & Company, may not resolve such conflicts in our favor. For example, we cannot assure you that Ault & Company would not pursue opportunities to provide financing to other entities whether or not it currently has a relationship with such other entities. Furthermore, our ability to explore alternative sources of financing other than Ault & Company may be constrained due to Mr. Ault’s vision for us and he may not wish for us to receive any financing at all other than from entities that he controls.

Avalanche International Corp.

We have lent a substantial amount of funds to Avalanche, a related party, whose ability to repay us is subject to significant doubt and it may not be in our stockholders’ best interest to convert the notes into shares of Avalanche common stock even if we had a reasonably viable means of doing so.

On September 6, 2017, we entered into a Loan and Security Agreement with Avalanche (“AVLP Loan Agreement”) with an effective date of August 21, 2017 pursuant to which we will provide Avalanche a non-revolving credit facility of up to $10,000,000 for a period ending on August 21, 2021.

At December 31, 2019, we had provided Avalanche with $9,595,079 pursuant to the non-revolving credit facility. The warrants issued in conjunction with the non-revolving credit facility entitles us to purchase up to 19,190,158 shares of Avalanche common stock at an exercise price of $0.50 per share for a period of five years. The exercise price of $0.50 is subject to adjustment for customary stock splits, stock dividends, combinations or similar events. The warrants may be exercised for cash or on a cashless basis.

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

Sales to customers outside of North America accounted for 56.9% and 29.9% of net revenues for the years ended December 31, 2019 and 2018, and we expect that international sales will continue to represent a material portion of our total revenues. International sales are subject to the risks of international business operations as described above, as well as generally longer payment cycles, greater difficulty collecting accounts receivable, and currency restrictions. In addition, Gresham, our wholly-owned subsidiary in the United Kingdom, supports our European and other international customers, distributors, and sales representatives, and therefore is also subject to local regulation. International sales are also subject to the export laws and regulations of the United States and other countries.

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

Microphase is highly dependent on sales to major defense contractors of the U.S. military and its allies, including Lockheed Martin, Raytheon, BAE Systems and SAAB. The percentages of its revenue that were derived from sales to these named major defense contractors and directly to the U.S. Government were 51.5% in fiscal 2019 and 55.6% in fiscal 2018. Therefore, any significant disruption or deterioration of Microphase’s relationship with any such major defense contractors or the U.S. Government could materially reduce its revenue.  During the year ended December 31, 2019 there were three customers that accounted for more than 10% of sales:  BAE Systems, Raytheon Company and Lockheed Martin.  During the year ended December 31, 2018 there were four customers that accounted for more than 10% of sales: BAE Systems, Raytheon Company, Saab and Lockheed Martin. Microphase’s competitors continuously engage in efforts to expand their business relationships with the same major defense contractors and the U.S. Government and will continue these efforts in the future, and the U.S. Government may choose to use other contractors. Microphase expects that a majority of the business that it seeks will be awarded through competitive bidding. Microphase operates in highly competitive markets and its competitors have more extensive or more specialized engineering, manufacturing and marketing capabilities than Microphase does in many areas, and Microphase may not be able to continue to win competitively awarded contracts or to obtain task orders under multi-award contracts. Further, the competitive bidding process involves significant cost and managerial time to prepare bids and proposals for contracts that may not be awarded to Microphase, as well as the risk that Microphase may fail to accurately estimate the resources and costs required to fulfill any contract awarded to us. Following any contract award, Microphase may experience significant expense or delay, contract modification or contract rescission as a result of its competitors protesting or challenging contracts awarded to it in competitive bidding. Major defense contractors to whom Microphase supplies components for systems must compete with other major defense contractors (to which Microphase may not supply components) for military orders from the U.S. Government.

In addition, Microphase competes with other policy needs, which may be viewed as more necessary, for limited resources and an ever-changing amount of available funding in the budget and appropriation process. Budget and appropriations decisions made by the U.S. Government are outside of Microphase control and have long-term consequences for its business. U.S. Government spending priorities and levels remain uncertain and difficult to predict and are affected by numerous factors, including until recently sequestration (automatic, across-the-board U.S. Government budgetary spending cuts), and the purchase of our products could be superseded by alternate arrangements. While the US defense budget was recently increased, there can be no assurance that this increase will be maintained for the foreseeable future, particularly in light of the recent federal expenditures the federal government has made with a view to ameliorating the economic damage suffered as a result of COVID-19. A change in U.S. Government spending priorities or an increase in non-procurement spending at the expense of our programs, or a reduction in total U.S. Government spending, could have material adverse consequences on Microphase’s future business.

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

The federal government can terminate or modify any of its contracts with Microphase or its prime contractors either for the federal government’s convenience, or if Microphase or its prime contractors default, by failing to perform under the terms of the applicable contract. A termination arising out of Microphase’s default could expose it to liability and have a material adverse effect on its ability to compete for future federal government contracts and subcontracts. If the federal government or its prime contractors terminate and/or materially modify any of Microphase’s contracts or if any applicable options are not exercised, Microphase’s failure to replace sales generated from such contracts would result in lower sales and would adversely affect its earnings, which could have a material adverse effect on Microphase’s business, results of operations and financial condition. Microphase’s backlog as of December 31, 2019 was approximately $6.4 million. Microphase’s backlog could be adversely affected if contracts are modified or terminated.

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

On June 19, 2017, we filed a Form 8-K report with the Commission announcing that our Stockholders' Equity was approximately $6,409,000 on a pro-forma basis. In a letter dated June 20, 2017, the NYSE American notified us that we had successfully regained compliance with the NYSE American continued listing standards. Notwithstanding the foregoing, in light of our continued losses, there is no assurance that we will be able to continue to meet the NYSE American continued listing standard. If we fail to meet the NYSE American listing requirement, we may be subject to delisting by the NYSE American. In the event our common stock is no longer listed for trading on the NYSE American, our trading volume and share price may decrease and we may experience further difficulties in raising capital which could materially affect our operations and financial results.

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

On November 29, 2017, we notified the NYSE American, LLC that we were no longer in compliance with Rule 801(h) of the NYSE American Company Guide because, as a smaller reporting company, our Board of Directors was not comprised of at least 50% independent directors. On November 28, 2017, our Board of Directors approved the issuance of cash compensation, and 10,000 shares of common stock and warrants to purchase 50,000 shares of common stock subject to vesting and stockholder approval, to Mr. William Horne, a director of our company, for services. As a result of this compensation, Mr. Horne may not be deemed independent within the meaning of Section 803A(2) of the NYSE American Company Guide. Mr. Horne has resigned from the audit committee of the Board of Directors. Robert Smith has been appointed as chair of the audit committee. On December 8, 2017, our board of directors rescinded the equity compensation granted to Mr. Horne.  We believe that we were therefore in compliance with Rule 801(h) of the NYSE American Company Guide and that we remain so.

On January 4, 2019, we received a deficiency letter from NYSE American indicating that we were not in compliance with the continued listing standards as set forth in Section 1003(f)(v) of the NYSE American Company Guide (the “Company Guide”). Specifically, the letter informed the Company that the Exchange has determined that the shares of our common stock have been selling for a low price per share for a substantial period of time and, pursuant to Section 1003(f)(v) of the Company Guide, the Company's continued listing is predicated on the Company effecting a reverse stock split of our common stock or otherwise demonstrating sustained price improvement within a reasonable period of time, which the NYSE American determined to be no later than July 4, 2019. As noted above, on March 18, 2019 we effectuated a reverse split whereby each twenty (20) shares of our common stock were combined into one such share, which increased the market price to a level where we regained compliance with the Company Guide (the “March Split”). However, since that time our common stock has declined significantly and there can be no assurance that it will not continue to do so. If the decline is sufficiently marked, we will in all likelihood receive another letter similar to the one referenced above; however, there can be no assurance that we could in that event successfully conduct another reverse split on a timely basis, if at all, or that the NYSE Exchange will not take more drastic action, up to and including delisting our shares of common stock from the exchange.

While we believed at the time that the March Split achieved its intended objectives, as the closing market price of the Common Stock on that date was $1.68, substantially above the $1.00 market price that the NYSE American prefers the issuers listed on the NYSE American maintain, and well above the market prices that lead it to issue letters of various kinds to its listed issuers, we also believed it to be in our own and our stockholders’ best interest to effectuate another reverse stock split due to certain deleterious events that occurred subsequent to March 14, 2019.

The first to occur of these events was a precipitous drop in the market price near the end of the trading day of March 15, 2019. As noted above, the closing market price on March 14, 2019 was $1.68. While this price level was not fully sustained during the trading day of March 15, 2019, in the last few minutes the price dropped precipitously, with the CMP being $0.71.

The second event that caused a significant slide in the market price of the Common Stock was our press release dated March 29, 2019, which announced the pricing of a public offering. On April 3, 2019, we announced that this public offering had closed on April 2, 2019. On March 28, 2019, the closing market price was approximately $0.71, only slightly lower than the closing market price on March 15, 2019, meaning that the CMP was substantially steady for the two weeks following the March Split. On March 29, 2019, however, the closing market price fell to approximately $0.29. This drop in the market price was clearly occasioned by the announcement of the pricing of the public offering and was entirely unrelated to the March Split. As of May 31, 2019, the closing market price was approximately $0.15, substantially below the level required by the NYSE American and very significantly below its preferred minimum level of $1.00.

On July 23, 2019, pursuant to the authorization provided by our stockholders at our reconvened 2019 Annual Meeting of Stockholders on July 19, 2019, our Board approved an amendment to our Certificate of Incorporation (the “Amendment”) to effectuate a reverse stock split of our common stock that reduced the issued and outstanding number of such shares by a ratio of one-for-forty (the “July Split”). The July Split became effective in the State of Delaware on August 5, 2019. Since that time, the market price of our shares of common stock has been in compliance with the NYSE’s listing standards.

If we should fail to maintain compliance with NYSE American low-priced continued listing standards in the future, then our common stock securities will be subject to delisting. Delisting could have a material adverse effect on our business, liquidity and on the trading of the common stock. If our common stock were to be delisted, then it could be quoted on the OTCQB market or on the “pink sheets” maintained by the OTC Markets Group. However, such alternatives are generally considered to be less efficient markets. Further, delisting from the NYSE American could also have other negative effects, including potential loss of confidence by partners, lenders, suppliers and employees and could also trigger various defaults under our lending agreements and other outstanding agreements. Finally, delisting could make it harder for us to raise capital and sell securities.

Our common stock price is volatile.

Our common stock is listed on the NYSE American. In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects. The exercise of outstanding options and warrants may adversely affect our stock price and a stockholder’s percentage of ownership. As of December 31, 2019, we had outstanding options to purchase an aggregate of 2,763 shares of common stock, with a weighted average exercise price of $731.62 per share, exercisable at prices ranging from $480 to $1,856 per share and warrants to purchase up to 72,518 shares of common stock, with a weighted average exercise price of $206.57 per share, at exercise prices ranging from $8 to $2,000 per share.

On April 2, 2019, pursuant to the underwriting agreement with A.G.P./Alliance Global Partners entered into on March 29, 2019, as referenced above, we issued an aggregate of 793,325 shares of common stock, including shares of common stock underlying warrants. The sale of these shares of our common stock, including those underlying the warrants (assuming exercise thereof), has had a material and adverse effect on the market price of our common stock.

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

Due to a number of financings, we have a substantial number of shares that are subject to issuance pursuant to outstanding convertible debt, warrants and options. These conversion prices and exercise prices range from $8 to $2,000 per share of common stock. As of December 31, 2019, the number of shares of common stock subject to convertible notes, warrants, options and preferred stock were 1,252,163, 72,518, 2,763 and 2,232, respectively. The issuance of common stock pursuant to convertible notes, warrants, options and preferred stock at conversion or exercise prices less than market prices may have the effect of limiting an increase in market price of our common stock until all of these underling shares have been issued.

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

Our corporate headquarters utilize 2,983 square foot of leased office space in Newport Beach, California. Our headquarter lease commenced in March 2018 and expires in February 2021. The annual base rent under the lease, payable on a monthly basis, increases during the term of the lease from approximately $122,000 during the first year to approximately $128,000 during the final year.

In addition, we lease 52,595 square-feet of other space domestically that includes office, engineering, laboratory and warehouse space in both California and Connecticut. The annual base rent under these leases, payable on a monthly basis, was approximately 903,000 during 2019. These leases expire between April 2020 and January 2028.

We also lease facilities internationally. In September 2010, our wholly-owned subsidiary, Gresham Power Electronics, entered into a fifteen-year lease for its 25,000 square-foot facility in Salisbury, United Kingdom, where it designs, develops, manufactures, markets and distributes commercial and military power products for the European market. Sales and service support staff for its European network of distributors are located within the building together with other functions, such as engineering and administration. Gresham Power Electronics’ rent expense is approximately $13,000 per month, and Gresham Power Electronics exercised the option to extend the lease through September 2024. Further, in June 2011, Enertec entered into a ten-year lease for its 32,900 square-foot facility in Karmiel, Israel, where it manufactures specialized electronic systems for the Israel military market. Enertec’s rent expense is approximately $20,000 per month,

We currently anticipate that the current leased space will be sufficient to support our current and foreseen future needs.

ITEM 3.	LEGAL PROCEEDINGS

Derivative Action

On July 31, 2018, Ethan Young and Greg Young (collectively, “Plaintiffs”) filed a stockholder derivative complaint (the “Complaint”) in the United States District Court for the Central District of California (the “Court”) against the Company as the nominal defendant, as well as its current directors and a former director, in action captioned, Ethan Young and Greg Young, Derivatively on Behalf of Nominal Defendant, DPW Holdings, Inc. v. Milton C. Ault, III, Amos Kohn, William B. Horne, Jeff Bentz, Mordechai Rosenberg, Robert O. Smith, and Kristine Ault and DPW Holdings, Inc., as the nominal defendant, Case No. 18-cv-6587 (the “Derivative Action”).

The Complaint alleged violations of state law and breaches of fiduciary duty, unjust enrichment and gross mismanagement by the individual defendants, in connection with various transactions entered into by us.

We moved to dismiss the Complaint, and on February 25, 2019, the Court granted our motion to dismiss, in its entirety, without prejudice, and also granted Plaintiffs leave to amend their Complaint.

On March 11, 2019, plaintiffs filed an amended complaint asserting violations of breaches of fiduciary duties and unjust enrichment claims based on the previously pled transactions (the “Amended Complaint”).

On March 25, 2019, we filed a motion to dismiss the Amended Complaint. On May 21, 2019, the Court granted in part, and denied part, our motion to dismiss the Amended Complaint. As previously announced, on February 24, 2020, the Company entered into a definitive settlement agreement (the “Settlement Agreement”) with Plaintiffs to settle the claims asserted in the Amended Complaint.

On April 15, 2020, the Court issued an Order (the “Order”) approving a Motion for Preliminary Approval of Settlement in the Derivative Action. Pursuant to the terms of the Order, the Board shall adopt and/or maintain certain resolutions and amendments to the Company’s committee charters and/or bylaws, to ensure adherence to certain corporate governance policies (collectively, the “Reforms”). The Order further provides that such Reforms shall remain in effect for a period of no less than five (5) years and shall be subject to any of the following: (a) a determination by a majority of the independent directors that the Reform is no longer in the best interest of the Company, including, but not limited to, due to circumstances making the Reforms no longer applicable, feasible, or available on commercially reasonable terms, or (b) modifications which the Company reasonably believes are required by applicable law or regulation.

In connection with the Settlement Agreement, the parties have agreed upon a payment of attorneys’ fees in the amount of $600,000, which sum shall be payable by our Director & Officer liability insurance. The Settlement Agreement contains no admission of wrongdoing.

We have always maintained and continue to believe that neither us nor our current or former directors engaged in any wrongdoing or otherwise committed any violation of federal or state securities laws or any other laws or regulations.

Although the Settlement Agreement has been approved by the Court, there can be no assurance that the settlement will be finalized and approved by the Court or that the Settlement Agreement will be properly objected to by any of our shareholders and, even if approved, whether the conditions to closing will be satisfied, and the actual outcome of this matter may differ materially from the terms of the settlement described herein.

Blockchain Mining Supply and Services, Ltd.

On November 28, 2018, Blockchain Mining Supply and Services, Ltd. (“Blockchain Mining”) a vendor who sold computers to our subsidiary, filed a Complaint (the “Complaint”) in the United States District Court for the Southern District of New York against us and our subsidiary, Super Crypto Mining, Inc., in an action captioned Blockchain Mining Supply and Services, Ltd. v. Super Crypto Mining, Inc. and DPW Holdings, Inc., Case No. 18-cv-11099.

The Complaint asserts claims for breach of contract and promissory estoppel against the us and our subsidiary arising from the subsidiary’s alleged failure to honor its obligations under the purchase agreement. The Complaint seeks monetary damages in excess of $1,388,495, plus attorneys’ fees and costs.

We believe that these claims are without merit and intend to vigorously defend them.

On April 13, 2020, we and our subsidiary, jointly filed a motion to dismiss the Complaint in its entirety as against us, and the promissory estoppel claim as against our subsidiary. On the same day, our subsidiary also filed a partial Answer to the Complaint in connection with the breach of contract claim.

On April 29, 2020, Blockchain Mining filed an amended complaint (the “Amended Complaint”). The Amended Complaint asserts the same causes of action and seeks the same damages as the initial Complaint.

On May 13, 2020, we and our subsidiary, jointly filed a motion to dismiss the Amended Complaint in its entirety as against us, and the promissory estoppel claim as against of our subsidiary. On the same day, our subsidiary also filed a partial Answer to the Amended Complaint in connection with the breach of contract claim.

Based on our assessment of the facts underlying the claims, the uncertainty of litigation, and the preliminary stage of the case, we cannot reasonably estimate the potential loss or range of loss that may result from this action. Notwithstanding, we have established a reserve in the amount of the unpaid portion of the purchase agreement. An unfavorable outcome may have a material adverse effect on our business, financial condition and results of operations.

Ding Gu (a/k/a Frank Gu) and Xiaodan Wang Litigation

On January 17, 2020, Ding Gu (a/k/a Frank Gu) (“Gu”) and Xiaodan Wang (“Wang” and with “Gu” collectively, “Plaintiffs”), filed a Complaint (the “Complaint”) in the Supreme Court of the State of New York, County of New York against us and our Chief Executive Officer, Milton C. Ault, III, in an action captioned Ding Gu (a/k/a Frank Gu) and Xiaodan Wang v. DPW Holdings, Inc. and Milton C. Ault III (a/k/a Milton Todd Ault III a/k/a Todd Ault), Index No. 650438/2020.

The Complaint asserts causes of action for declaratory judgment, specific performance, breach of contract, conversion, attorneys’ fees, permanent injunction, enforcement of Guaranty, unjust enrichment, money had and received, and fraud arising from: (i) a series of transactions entered into between Gu and us, as well as Gu and Ault, in or about May 2019; and (ii) a term sheet entered into between Plaintiffs and DPW, in or about July 2019. The Complaint seeks, among other things, monetary damages in excess of $1,100,000, plus a decree of specific performance directing DPW to deliver unrestricted shares of DPW’s common stock to Gu, plus attorneys’ fees and costs.

We believe that these claims are without merit and intend to vigorously defend them.

On May 4, 2020, we and Ault, jointly filed a motion to dismiss the Complaint in its entirety, with prejudice.

The motion to dismiss is returnable before the Court on June 26, 2020.

Based on our assessment of the facts underlying the above claims, the uncertainty of litigation, and the preliminary stage of the case, we cannot reasonably estimate the potential loss or range of loss that may result from this action. An unfavorable outcome may have a material adverse effect on our business, financial condition and results of operations.

The Company is involved in litigation arising from other matters in the ordinary course of business. We are regularly subject to claims, suits, regulatory and government investigations, and other proceedings involving labor and employment, commercial disputes, and other matters. Such claims, suits, regulatory and government investigations, and other proceedings could result in fines, civil penalties, or other adverse consequences.

Certain of these outstanding matters include speculative, substantial or indeterminate monetary amounts. We record a liability when we believe that it is probable that a loss has been incurred and the amount can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be estimated, we disclose the reasonably possible loss. We evaluate developments in our legal matters that could affect the amount of liability that has been previously accrued, and the matters and related reasonably possible losses disclosed, and make adjustments as appropriate. Significant judgment is required to determine both likelihood of there being and the estimated amount of a loss related to such matters.

With respect to our other outstanding matters, based on our current knowledge, we believe that the amount or range of reasonably possible loss will not, either individually or in aggregate, have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. However, the outcome of such matters is inherently unpredictable and subject to significant uncertainties.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NYSE American under the symbol DPW. The following table sets forth our high and low sale prices per share of our common stock as reported by www.nasdaq.com on the NYSE American through May 27, 2020 and for each quarter for the past two fiscal years.

Fiscal Year Ended December 31, 2018
	High	Low
First Quarter	$2,880.00	$609.44
Second Quarter	$1,200.00	$392.88
Third Quarter	$532.08	$311.20
Fourth Quarter	$348.00	$72.00

Fiscal Year Ended December 31, 2019
	High	Low
First Quarter	$128.00	$11.18
Second Quarter	$15.16	$4.88
Third Quarter	$11.60	$1.57
Fourth Quarter	$2.50	$0.65
First Quarter of 2020	$2.48	$0.83
Second Quarter of 2020 through May 26, 2020	$1.95	$0.71

On May 26, 2020, the last sales price per share of our common stock was $1.06.

Record Holders

As of May 26, 2020, shares of our common stock were issued and outstanding and were owned by approximately 34 holders of record. A number of holders of our common stock are “street name” or beneficial holders whose shares of record are held by banks, brokers, and other financial institutions.

Dividend Policy

We have not declared or paid any cash dividends since our inception, and we do not intend to pay any cash dividends in the foreseeable future. The declaration of dividends in the future, if any, will be at the discretion of our Board of Directors and will depend upon our earnings, capital requirements, and financial position.

Equity Compensation Information

The following table summarizes information about our equity compensation plans as of December 31, 2019.

	Number of Shares		Number of Options
	of Common Stock	Weighted-	Remaining Available for
	to be Issued	Average	Future Issuance Under
	upon Exercise	Exercise Price	Equity Compensation Plans
	of Outstanding	of Outstanding	(excluding securities
	Options	Options	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders (1)	3,160	$640.71	103,105

(1)	Includes warrants to purchase 397 shares of common stock at an exercise price of $8.00 per share of common stock that were issued to Mr. Kohn and approved by the Company’s stockholders in December 2017 and options to purchase 1,375 shares of common stock at an average exercise price of $827.64 per share of common stock that were issued to the Company’s officers and directors and approved by the Company’s stockholders in December 2017 and 2018.

Recent Sales of Unregistered Securities

On February 25, 2020, principal of $295,000 from a debt security issued on February 5, 2020 was satisfied through the issuance of 203,448 shares of our common stock. The foregoing issuance was exempt from registration upon reliance of Section 4(a)(2) and Regulation D promulgated thereunder.

Issuer Repurchases of Equity Securities

Not applicable.

ITEM 6.	SELECTED FINANCIAL DATA.

As a Smaller Reporting Company, we are electing to follow scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

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

In this Annual Report, the “Company,” “DPW Holdings,” “we,” “us” and “our” refer to DPW Holdings, Inc., a Delaware corporation, our wholly-owned subsidiaries, Coolisys Technologies, Inc., Coolisys Technologies Corp., Digital Power Corp., Digital Power Lending, LLC, Digital Farms, Inc., Gresham Worldwide, Inc., Gresham Power Electronics Ltd., Enertec Systems 2001 Ltd. and our majority owned subsidiaries, Microphase Corporation and I.AM, Inc.

Recent Developments

Public Offering

On March 29, 2019, we entered into an underwriting agreement (the “Underwriting Agreement”) with A.G.P./Alliance Global Partners (the “Underwriter”), pursuant to which we agreed to issue and sell an aggregate of (a) 71,388 shares of our common stock (the “Shares”) together with warrants to purchase 71,388 shares of common stock (the “Common Warrants”) and (b)  pre-funded warrants to purchase up to 317,500 shares of its common stock (the “Pre-Funded Warrants”) together with a number of Common Warrants to purchase 317,500 shares of common stock (the “Offering”). The Shares were sold to the purchasers at the public offering price of $17.60 per share (the “Offering Price”). The Common Warrants were sold at a public offering price of $0.40 per Common Warrant. The Pre-Funded Warrants were offered to each purchaser whose purchase of the Shares and the Common Warrant in the Offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the purchaser, 9.99%) of our outstanding common stock immediately following the consummation of the Offering. The purchase price of each Pre-Funded Warrant equaled the Offering Price at which the Shares were sold to the public in the Offering, minus $0.40, and the exercise price of each Pre-Funded Warrant equaled $0.40 per share. In addition, we have also issued the Underwriter a warrant to purchase a maximum of 15,550 additional shares of common stock at an initial exercise price of $19.80 per share, with a term of five years (the “Underwriter Warrants”). The Offering closed on April 2, 2019 and as of December 31, 2019, we had issued a total of 771,275 shares of its common stock, inclusive of shares issued pursuant to the exercise of 317,500 Pre-Funded Warrants and 382,387 shares issued pursuant to the cashless exercise of the Common Warrants.

On January 7, 2020, we formed Coolisys Technologies Corp. (“CTC”), a wholly-owned subsidiary, in order to hold Digital Power Corporation which designs, develops, manufactures and sells high-grade customized and flexible power system solutions. Coolisys is presently owned by Gresham Worldwide, Inc. (“GWW”) and owns Microphase Corporation, Gresham Power Electronics and Enertec Systems. We may dispose of Coolisys in the future, leaving GWW as the direct owner of the three foregoing subsidiaries.

On December 23, 2019, the Company announced that it had entered into an agreement whereby Ault & Company, Inc. would purchase an aggregate of 660,667 shares of Common Stock at a purchase price per share of $1.12, subject to the approval of the NYSE American, for a total purchase price of $739,948. The purchase was authorized by the NYSE American on January 15, 2020. As a result, at the closing on January 15, 2020, Ault & Company became the beneficial owner of 666,945 shares of Common Stock, or up to 19.99% of the Common Stock then outstanding.

On February 5, 2020, we sold an 8% Convertible Promissory Note in the principal amount of $1,000,000 (the “Note”) to Ault & Company, Inc. The principal amount of the Note, plus any accrued and unpaid interest at a rate of 8% per annum, is due and payable on August 5, 2020. The Note, which was funded between December 2019 and January 2020, and reflected as short term advances, related party on our consolidated balance sheets, shall be convertible into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a conversion price of $1.45 per share, subject to the approval of the Company’s stockholders at a special meeting thereof, as required by Rule 713(a)(ii) of the NYSE Company Guide, and subsequently, authorization from the NYSE American. This special meeting is presently scheduled to occur on June 8, 2020.

On February 10, 2020, we entered into a Master Exchange Agreement (the “Exchange Agreement”) with Esousa Holdings, LLC (the “Creditor”) that acquired approximately $4.2 million dollars in principal amount, plus accrued but unpaid interest, of certain promissory notes that had been previously issued by us to Dominion Capital, LLC, a Connecticut limited liability company (the “Dominion Note”) and the Canadian Special Opportunity Fund, LP (the “CSOF Note” and with the Dominion Note, the “Purchased Notes”) in separate transactions. The Creditor also agreed to purchase additional notes up to an additional principal amount, plus accrued but unpaid interest, of $3.5 million (the “Additional Notes” and collectively, with the Purchased Notes, the “Notes”). Pursuant to the Exchange Agreement, the Creditor has the unilateral right to acquire, among other things set forth therein, shares of the Company’s common stock (the “Exchange Shares”) in exchange for the Notes, which Notes evidence an aggregate of up to approximately $7.7 million of indebtedness of the Company. Since the Exchange Agreement provided the Creditor with a substantive conversion feature, the debt instruments were determined to be substantially different and the promissory notes acquired by Esousa will be accounted for as an extinguishment. This special meeting is presently scheduled to occur on June 8, 2020.

Settlement of Derivative Litigation

As previously announced, on February 24, 2020, we entered into a definitive settlement agreement (the “Settlement Agreement”) that is intended to settle the previously disclosed derivative litigation captioned Ethan Young and Greg Young, Derivatively on Behalf of Nominal Defendant, DPW Holdings, Inc. v. Milton C. Ault, III, Amos Kohn, William B. Horne, Jeff Bentz, Mordechai Rosenberg, Robert O. Smith, and Kristine Ault and DPW Holdings, Inc., as the nominal defendant (Case No. 18-cv-6587) (as amended on March 11, 2019, the “Amended Complaint”) against the Company and certain of its officers and directors pending in the United States District Court for the Central District of California (the “Court”). As previously disclosed, the Amended Complaint alleges violations including breaches of fiduciary duties and unjust enrichment claims based on the previously pled transactions.

On April 15, 2020, the Court issued an Order (the “Order”) approving a Motion for Preliminary Approval of Settlement in the Derivative Action filed against DPW as a Nominal Defendant and its directors who served on its board of directors on July 31, 2018.

Under the terms of the Order approving the Agreement, the Board shall adopt and/or maintain resolutions and amendments to committee charters and/or the Company’s bylaws to ensure adherence to certain corporate governance policies (collectively, the “Reforms”), which shall remain in effect for no less than five (5) years, subject to any of the following: (a) a determination by a majority of the independent directors that the Reform is no longer in the best interest of the Company, including, but not limited to, due to circumstances making the Reform no longer applicable, feasible, or available on commercially reasonable terms, or (b) modifications which the Company reasonably believes are required by applicable law or regulation.

In connection with the Settlement Agreement, the parties have agreed upon a payment of attorneys’ fees in the amount of $600,000 payable by the Company’s Director & Officer liability insurance. The Settlement Agreement contains no admission of wrongdoing. The Company has always maintained and continues to believe that it did not engage in any wrongdoing or otherwise commit any violation of federal or state securities laws or other laws. While the Settlement Agreement has been approved by the Court, there can be no assurance that the settlement will be finalized and approved by the Court or properly objected to by any shareholders and, even if approved, whether the conditions to closing will be satisfied, and the actual outcome of this matter may differ materially from the terms of the settlement described herein.

Other Matters

In January 2018, we formed Super Crypto Mining, Inc., a wholly-owned subsidiary, which recently changed its name to Digital Farms, Inc. (“DFI”). DFI was established to operate our newly formed cryptocurrency business, which mined a variety of digital currency for our own account. These cryptocurrencies include Bitcoin, Litecoin and Ethereum. DFI’s operations were discontinued in the first quarter of 2020.

On May 23, 2018, DP Lending entered into and closed a securities purchase agreement with I. AM, Inc. (“I. AM”). I. AM’s operations were discontinued in the first quarter of 2020.

GENERAL

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

We have operations located in Europe through our wholly-owned subsidiary, Gresham Power Electronics Ltd. (“Gresham Power”), which is located in Salisbury, England. Gresham Power designs, manufactures and sells power products and system solutions mainly for the European marketplace, including power conversion, power distribution equipment, DC/AC (Direct Current/Active Current) inverters and UPS (Uninterrupted Power Supply) products. Our European defense business is specialized in the field of naval power distribution products.

On November 30, 2016, we formed Digital Power Lending, LLC (“DP Lending”), a wholly-owned subsidiary. DP Lending is engaged in providing commercial loans to companies throughout the United States to provide them with operating capital to finance the growth of their businesses. The loans will primarily be short-term, ranging from six to twelve months, but may be of longer duration. Through DP Lending, we have launched an online fintech portal, MonthlyInterest.com, that facilitates investments that pay monthly interest. As a holding company, we have been developing DP Lending to enable the capacity to fund entrepreneurs, our subsidiaries and partner companies. We believe MonthlyInterest.com will provide investors the opportunity to invest directly into companies and technology that will have a global impact, bypassing traditional banking and lending institutions.

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

On April 25, 2017, DPW Holdings formed Coolisys Technologies, Inc. (“Coolisys”), a wholly-owned subsidiary. The Company intends to operate its existing businesses in the customized and flexible power system solutions for the medical, military, telecom and industrial markets, other than the European markets which are primarily served by Gresham Power, in Coolisys.

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

During the first quarter of 2020, the Company discontinued the operations of Digital Farms and I. AM. The Company continuously assess the composition of its business operations to ensure they are aligned with its strategic objectives and positioned to maximize growth and return to its shareholders.  On March 16, 2020, to try and mitigate the spread of the novel coronavirus, San Diego County health officials issued orders mandating that all restaurants must end dine-in services. As a result of these temporary closures and the deteriorating business conditions at both the Company’s cryptocurrency mining and restaurant businesses, the Company concluded that discontinuing these operations was ultimately in its best interest. Accordingly, during the first quarter of 2020, the Company will begin to separately report the results of the cryptocurrency mining and restaurant businesses as discontinued operations in its consolidated statements of operations and present the related assets and liabilities as held for sale in its consolidated balance sheets.

We are a Delaware corporation with our corporate office located at 201 Shipyard Way, Suite E, Newport Beach, California 92663. Our phone number is 949-444-5464 and our website address is www.dpwholdings.com.

Results of Operations

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

The following table summarizes the results of our operations for the years ended December 31, 2019 and 2018.

	For the Years Ended
	December 31,
	2019	2018

Revenue	$21,057,509	$17,762,217
Revenue, cryptocurrency mining	641,745	1,675,549
Revenue, related party	—	3,907,280
Revenue, restaurant operations	4,149,646	3,462,140
Revenue, lending activities	662,740	347,033
Total revenue	26,511,640	27,154,219
Cost of revenue	20,452,292	21,774,658
Gross profit	6,059,348	5,379,561
Total operating expenses	33,001,145	24,985,017

Loss from operations	(26,941,797)	(19,605,456)
Interest income	3,351,226	2,736,932
Interest expense	(7,262,646)	(16,190,276)
Change in fair value of marketable equity securities	(596,242)	—
Loss on extinguishment of convertible debt	(966,134)	—
Loss on issuance of warrants	(1,763,481)	—
Change in fair value of warrant liability	1,124,953	—
Loss before income taxes	(33,054,121)	(33,058,800)
Income tax benefit	108,293	76,599
Net loss	(32,945,828)	(32,982,201)
Less: Net loss attributable to non-controlling interest	32,416	748,320
Net loss attributable to DPW Holdings	$(32,913,412)	$(32,233,881)
Preferred deemed dividends on Series B Preferred Stock	—	(108,049)
Preferred dividends	(15,938)	—
Net loss available to common stockholders	$(32,929,350)	$(32,341,930)

Basic and diluted net loss per common share	$(22.97)	$(446.11)

Basic and diluted weighted average common shares outstanding	1,433,464	72,498

Comprehensive Loss
Loss available to common stockholders	$(32,929,350)	$(32,341,930)
Other comprehensive income (loss)
Foreign currency translation adjustment	341,774	(377,823)
Net unrealized loss on derivative securities of related party	(1,950,168)	(8,027,746)
Other comprehensive income (loss)	(1,609,101)	(8,405,569)
Total Comprehensive loss	$(34,538,451)	$(40,747,499)

Revenues

Our revenues decreased by $642,579, or 2.4%, to $26,511,640 for the year ended December 31, 2019, from $27,154,219 for the year ended December 31, 2018. During the years ended December 31, 2019 and 2018, Enertec and I.AM, which was discontinued during the quarter ended March 31, 2020, represented $13,000,830 and $8,688,215, respectively, of our revenues. Excluding revenues from these acquisitions, we would have recognized revenues of $13,510,810 and $18,466,004, respectively, during the years ended December 31, 2019 and 2018, a decrease of $4,955,194. As discussed below, the decrease of $4,955,194 from the year ended December 31, 2018, was primarily due to a decrease in revenue from our restaurant operations, from the manufacture of the MLSE plasma-laser system and from our cryptocurrency mining operations. The following table shows revenue for the years ended December 31, 2019 and 2018, generated from acquisitions completed during the year ended December 31, 2018.

		For the Year Ended December 31,
Company acquired	Date of Acquisition	2019	2018

Enertec Systems 2001 Ltd.	May 22, 2018	$8,851,184	$5,226,075
I.AM, Inc.	May 23, 2018	4,149,646	3,462,140
		$13,000,830	$8,688,215

Revenues, cryptocurrency mining

In January 2018, we formed Digital Farms, a wholly-owned subsidiary. Digital Farms was established to operate our cryptocurrency business, which pursued a variety of digital currencies. We mined the top three cryptocurrencies for our own account, consisting of Bitcoin, Litecoin and Ethereum. The market prices of digital currencies declined during the year ended December 31, 2019 compared to the prior year. Further, due to power cost considerations, we reduced the number of active miners during the year ended December 31, 2019. These factors, coupled with a significant increase in the difficulty factor, which determines how hard it is to mine one block of cryptocurrency, resulted in a decrease in revenues of $1,033,804 from our cryptocurrency mining operations. We discontinued our cryptocurrency mining operations during the quarter ended March 31, 2020.

Revenues, related party

During the year ended December 31, 2018, we recognized $3,907,280 in revenues resulting from our purchase order with MTIX. Conversely, we did not recognize any revenues from MTIX during year ended December 31, 2019. MTIX was acquired by AVLP on August 22, 2017, and is therefore a related party. The lack of revenue during the year ended December 31, 2019, was due to an emphasis on reducing the debt obligations incurred in May 2018 to acquire Enertec. Payments, and the related manufacturing services, that otherwise would have gone to subcontractors of the MLSE plasma-laser system have been delayed in order to enable us to restructure and reduce our overall debt obligations.

Gross Margins

Gross margins decreased to 22.9% for the year ended December 31, 2019, compared to 19.8% for the year ended December 31, 2018. Our gross margins during the year ended December 31, 2018, of 19.8%, were affected by the lower margin related party revenue of $3,907,280 from MTIX combined with negative margins on revenues of $1,675,549 at Digital Farms. Excluding the effects of Digital Farms and our contract with MTIX, our adjusted gross margins for the year ended December 31, 2018, would have been 36.8%.

Our gross margin of 22.9% recognized during the year ended December 31, 2019, was also impacted by the negative margins at Digital Farms and the provision for credit losses of $1,550,000 at DP Lending. Excluding the effects of Digital Farms and credit losses at DP Lending, our adjusted gross margin for the year ended December 31, 2019 would have been 37.7%, which is consistent with our historical average which has typically ranged between 33% and 37%, with slight variations depending on the overall composition of our revenue.

Engineering and Product Development

Engineering and product development expenses increased by $430,565 to $1,861,103 for the year ended December 31, 2019, from $1,430,538 for the year ended December 31, 2018. The increase in engineering and product development expenses is attributable to our acquisition of Enertec, which due to the timing of the acquisition was partially excluded from the prior period amount.

Selling and Marketing

Selling and marketing expenses were $1,631,809 for the year ended December 31, 2019, compared to $3,010,790 for the year ended December 31, 2018, a decrease of $1,378,981. Our acquisition of Enertec and I.AM resulted in an increase of $173,121. This increase was offset by decreases in personnel costs directly attributed to a reduction in sales and marketing personnel throughout our operations.

General and Administrative

General and administrative expenses were $19,670,995 for the year ended December 31, 2019 compared to $19,842,378 for the year ended December 31, 2018, a decrease of $171,383. Our acquisitions of Enertec and I.AM resulted in an increase of $2,000,080 in general and administrative expenses. This increase was offset by lower stock compensation expense and legal fees partially offset by an increase in cost attributed to the hiring of an Executive Vice President and General Counsel, Chief Accounting Officer and Senior Vice President of Finance.

Asset Impairment Charges

Asset impairment charges of $4,315,856 were recognized during the year ended December 31, 2019. The impairment charges related to impairments of our cryptocurrency equipment.

Impairment loss on goodwill and intangible assets

During the year ended December 31, 2019, we performed a qualitative assessment and concluded that the goodwill at our Coolisys and I.AM subsidiaries was impaired and recorded an impairment of $746,205. Further, during the year ended December 31, 2019, we also recorded an impairment loss of $780,692 related to intangible assets primarily comprised of trade names, customer lists and a non-competition agreement at these two subsidiaries.

Provision for credit losses

Loans are generally carried at the amount of unpaid principal, adjusted for unearned loan fees and original issue discount, which are amortized over the term of the loan using the effective interest rate method. Interest on loans is accrued based on the principal amounts outstanding. During the years ended December 31, 2019 and 2018, we evaluated the collectability of both interest and principal for the convertible promissory notes in AVLP to determine whether there was an impairment. Based on current information and events, primarily the value of the underlying conversion feature and current economic events, we concluded that an impairment existed at December 31, 2019. Accordingly, we recorded a $4,000,000 provision for credit losses.

Interest Income

Interest income was $3,351,226 for the year ended December 31, 2019 compared to $2,736,932 for the year ended December 31, 2018. The increase in interest income for the year ended December 31, 2019 is primarily related to an increase in interest income pursuant to the Loan and Security Agreement entered into on September 6, 2017, with AVLP, a related party.

Interest expense

Interest expense was $7,262,646 for the year ended December 31, 2019, compared to $16,190,276 for the year ended December 31, 2018. The decrease in interest expense for the year ended December 31, 2019 is primarily related to a reduction of amortization of debt discount resulting from original issue discount from the issuance of warrants in conjunction with the sale of debt instruments. During the year ended December 31, 2019 and 2018, as a result of these issuances, non-cash interest expense of $3,709,993 and $11,191,055, respectively, was recorded from the amortization of debt discount and debt financing costs.

Loss on issuance of warrants

We recognized a loss on issuance of warrants of $1,763,481 for the year ended December 31, 2019, based upon the fair value of the warrants issued in our Offering in excess of the proceeds received from the Offering.

Change in fair value of warrant liability

During the year ended December 31, 2019, the fair value of the warrants that were issued in our Offering decreased by $1,124,953. The fair value of these warrants is re-measured at each financial reporting period and immediately before exercise, with any changes in fair value recorded as change in fair value of warrant liability in the Consolidated Statements of Operations and Comprehensive Loss.

Net Loss

For the foregoing reasons, our net loss for the year ended December 31, 2019, was $32,945,828 compared to a net loss of $32,982,201 for the year ended December 31, 2018. After taking into consideration the loss attributable to the non-controlling interest of the minority shareholders of Microphase during the year ended December 31, 2019 and 2018, of $32,416 and $748,320, respectively, and preferred dividends of $15,935 and $108,049, respectively, the net loss available to common shareholders during the years ended December 31, 2019 and 2018, was $32,929,350 and $32,341,930, respectively.

As reflected in our consolidated statement of cash flows for the years ended December 31, 2019 and 2018, our reported net loss includes a significant number of non-cash charges of $11,435,682 and $16,812,868, respectively. A summary of these non-cash charges is as follows:

	For the Years Ended
	December 31,
	2019	2018
Interest expense – debt discount	$3,709,993	$11,191,055
Stock-based compensation	1,583,991	4,719,266
Depreciation and amortization	3,465,091	2,906,905
Impairment of property and equipment	4,315,856	—
Accretion of original issue discount on notes receivable – related party	(2,277,777)	(2,004,358)
Fair value in excess of proceeds upon issuance of warrants	1,763,481	—
Change in fair value of warrant liability	(1,124,953)	—
Non-cash items included in net loss	$11,435,682	$16,812,868

Other comprehensive loss

Other comprehensive loss was $34,538,451 and $40,747,499, respectively, for the years ended December 31, 2019 and 2018. Other comprehensive loss for the year ended December 31, 2019, which decreased our equity, was primarily due to unrealized losses in the warrant derivative securities that we received as a result of our investment in AVLP, a related party. During the year ended December 31, 2018, unrealized losses in the warrant derivative securities of AVLP was also the primary component of other comprehensive loss.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2019, we had cash and cash equivalents of $488,553. This compares with cash and cash equivalents of $902,329 at December 31, 2018. The decrease in cash and cash equivalents was primarily due to cash provided by financing activities being slightly less of the amount of cash used in operating and investing activities with the remaining variance attributed to the effect of exchange rates caused by a decrease in exchange rates between the U.S. dollar and the Israeli Shekel.

Net cash used in operating activities totaled $10,296,036 for the year ended December 31, 2019, compared to $10,422,404 for the year ended December 31, 2018. During the year ended December 31, 2019, the decrease in net cash used in operating activities compared to the year ended December 31, 2018, was mainly due to several non-cash charges, a decrease in amortization of debt discount of $7,481,062 and stock-based compensation of $3,135,275, an increase in depreciation and amortization of $558,186, an increase in provision for loan losses of $5,550,000 and a decrease in accounts receivable, related party due to a payment of $2,676,219 in April 2019.

Net cash used in investing activities was $2,863,113 for the year ended December 31, 2019, compared to $20,618,928 for the year ended December 31, 2018. The decrease of the net usage of cash from investing activities was primarily attributed to the purchase of property and equipment at Digital Farms and our acquisition of Enertec during the year ended December 31, 2018.

Net cash provided by financing activities was $12,925,203 and $30,537,688 for the year ended December 31, 2019 and 2018, respectively. Financing activities during the year ended December 31, 2019, primarily related to the sale of shares of our common stock through an “at the market offering” program and through an underwriting agreement with A.G.P./Alliance Global Partners. The proceeds that we received from the sale of our shares of common stock was partially offset by net cash outflows of $2,900,950 associated with our debt arrangements.

Historically, we have financed our operations principally through issuances of convertible debt, promissory notes and equity securities. During 2019, as reflected below, we continued to successfully obtain additional equity and debt financing and in restructuring existing debt.

•	On October 15, 2018, we entered into an At-The-Market Issuance Sales Agreement with WDCO (the “WDCO ATM Offering”) to sell shares of our common stock. Between January 1, 2019 and April 1, 2019, the date the WDCO ATM Offering was terminated, the Company received gross proceeds of $4,656,050 through the sale of 119,791 shares of our common stock through the WDCO ATM Offering.

•	On March 29, 2019, we entered into an underwriting agreement pursuant to which we sold 71,388 shares of our common stock, warrants to purchase 388,888 shares of our common stock and pre-funded warrants to purchase 317,500 shares of our common stock on April 2, 2019. We received gross proceeds from this offering of $6,999,555 and used approximately $6,000,000 of the proceeds from this offering for the repayment of debt.

•	On August 6, 2019, we entered into an At-The-Market Issuance Sales Agreement with Ascendiant Capital Markets, LLC, as sales agent in which we sold 1,140,330 shares of our common stock having an aggregate offering price of $5,500,000 (the “ATM Offering”). The offer and sale of our common stock was made pursuant to our effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-222132) filed with the Commission on December 18, 2017, amended on January 8, 2018, and declared effective by the SEC on January 11, 2018, and a prospectus supplement related to the ATM Offering, dated August 6, 2019.

•	On February 10, 2020, we entered into a Master Exchange Agreement (the “Exchange Agreement”) with an entity (the “Creditor”) that acquired approximately $4.2 million dollars in principal amount, plus accrued but unpaid interest, of certain promissory notes that had been previously issued by the Company. The Creditor also agreed to purchase additional notes up to an additional principal amount, plus accrued but unpaid interest, of $3.5 million (collectively, the “Notes”). Pursuant to the Exchange Agreement, the Creditor has the unilateral right to acquire, among other things set forth therein, shares of the Company’s common stock in exchange for the Notes. We anticipate the second exchange to acquire an additional $3.5 million of certain promissory notes if the Company receives stockholder approval at a special meeting thereof for the Exchange Agreement, as required by Rule 713(a)(ii) of the NYSE Company Guide, and subsequently, authorization from the NYSE American. This special meeting is presently scheduled to occur on June 8, 2020. If we receive stockholder approval of the Exchange Agreement at the June 8, 2020 special meeting, we believe the Creditor will make a direct investment in us.

We expect to continue incurring losses for the foreseeable future and will be required to raise additional capital to continue to support our working capital requirements. We have been successful over the last 12 months in raising capital to support our working capital requirements. We anticipate that we will continue to raise capital through public and private equity offerings, debt financings, or other means. If we are unable to secure additional capital, we may be required to curtail our current operations and take additional measures to reduce costs expenses, including reducing our workforce, eliminating outside consultants, ceasing or reducing our due diligence of potential future acquisitions, including the associated legal fees, in order to conserve cash in order to sustain operations and meet our obligations.

Based on the above, these matters raise substantial doubt about our ability to continue as a going concern and amounts reported in our financial statements do not reflect the effects of any adjustments to the carrying amounts of our assets and liabilities should we be unable to continue as a going concern.

Critical Accounting Policies

See Note 3, Basis of Presentation and Significant Accounting Policies, to the Company’s consolidated financial statements for the year ended December 31, 2019 included in this Annual Report.

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2019, we have carried out an evaluation, under the supervision of, and with the participation of, our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated 2013 Framework. Our management has concluded that, as of December 31, 2019, our internal control over financial reporting was not effective.

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

1.

We do not have sufficient resources in our accounting function, which restricts our ability to gather, analyze and properly review information related to financial reporting, including fair value estimates, in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties during our assessment of our disclosure controls and procedures and concluded that the control deficiency that resulted represented a material weakness

2.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

3.	We did not design or maintain effective general information technology (“IT”) controls over certain information systems that are relevant to the mitigation of the risk pertaining to the misappropriation of assets. Specifically, we did not design and implement program change management controls for certain financially relevant systems to ensure that IT program and data changes affecting the Company’s (i) financial IT applications, (ii) digital currency mining equipment, (iii) digital currency hardware wallets, and (iv) underlying accounting records, are identified, tested, authorized and implemented appropriately.

Planned Remediation

Management, in coordination with the input, oversight and support of our Audit Committee, has identified the measures below to strengthen our control environment and internal control over financial reporting.

In January 2018, we hired a new Chief Financial Officer and engaged the services of a financial accounting advisory firm. In September 2018, we hired a Chief Accounting Officer and in January 2019, we hired a Senior Vice President of Finance. Finally, in May 2019, we hired an Executive Vice President and General Counsel. We have tasked these individuals with expanding and monitoring the Company’s internal controls, to provide an additional level of review of complex financial issues and to assist with financial reporting. On October 7, 2019, we created an Executive Committee comprised of our Chief Executive Officer, Chief Financial Officer and Executive Vice President and General Counsel. The Executive Committee meets on a daily basis to address the Company’s critical needs and provide a forum to approve transactions. Further, as we continue to expand our internal accounting department, the Chairman of the Audit Committee shall perform the following:

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

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter covered by this report there were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth the positions and offices presently held by each of our current directors and executive officers and their ages:

			Served as a
		Position and Offices	Director and
Name	Age	Held with the Company	Officer Since
Milton C. Ault, III(1)	50	Chairman of the Board and Chief Executive Officer	2017
William B. Horne (2)	51	Chief Financial Officer and Director	2016
Amos Kohn	60	President and Director	2003
Robert O. Smith (3) (6)	76	Director	2016
Moti Rosenberg (6)	71	Director	2015
Jeffrey A. Bentz (4) (6)	60	Director	2018
Jodi Brichan (5) (6)	52	Director	2019
Henry Nisser	51	Executive Vice President and General Counsel	2019

(1)	Effective March 16, 2017, Mr. Ault was appointed to the Board.
(2)	On October 13, 2016, William B. Horne was appointed to the Board. Pursuant to a securities purchase agreement dated September 5, 2016 by and among the Company, Philou Ventures, and Telkoor. Philou Ventures has the right to appoint one member to the Board of Directors.
(3)	On September 22, 2016, Mr. Robert O. Smith was appointed to the board.
(4)	On January 24, 2018, Mr. Jeffrey A. Bentz was appointed to the board.
(5)	On December 30, 2019, Ms. Brichan was appointed to the board.
(6)	Independent Director and Member of the Audit, Compensation and Nominating and Governance Committees.

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

Mordechai Rosenberg

Mr. Rosenberg serves as one of our independent directors. He has served as an independent consultant to various companies in the design and implementation of homeland security systems in Europe and Africa since 2010. From 2004 to 2009, he served as a special consultant to Bullet Plate Ltd., a manufacturer of armor protection systems, and NovIdea Ltd., a manufacturer of perimeter and border security systems. From 2000 to 2003, Mr. Rosenberg was the general manager of ZIV U.P.V.C Products Ltd.'s doors and window factory. Mr. Rosenberg is an active reserve officer and a retired colonel from the Israeli Defense Force (IDF), where he served for 26 years and was involved in the development of weapon systems. In the IDF, Mr. Rosenberg served in various capacities, including platoon, company, battalion and brigade commander, head of the training center for all IDF infantry, and head of the Air Force's Special Forces. Mr. Rosenberg received a B.A in History from the University of Tel Aviv and a Master of Arts in Political Science from the University of Haifa in Israel. We believe that Mr. Rosenberg’s business background gives him the qualifications to serve as one of our directors.

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

Jodi Brichan

Ms. Brichan currently has more than 25 years of experience in product commercialization, clinical research, marketing communications, sales planning and product launches. Since January 1, 2019, Ms. Brichan has been serving as Chief Executive Officer of AdvaVet, Inc., a wholly-owned subsidiary of Oasmia Pharmaceutical AB, a Sweden-based pharmaceutical company engaged in the field of human and veterinary oncology. From 2008 to 2016, Ms. Brichan held senior positions with Omnicom Health Group, a global healthcare marketing and communications company, including acting as Global Client Leader and as a Senior Vice President. From 2003 through 2008, Ms. Brichan held senior management positions with Publicis Health, a healthcare communications network, including as SVP of Client Services. Currently, she serves as a consultant to companies in the life sciences, biotechnology, pharmaceutical and device industries and is a board member of the Healthcare Businesswomen's Association in San Francisco, California. Ms. Brichan brings significant experience in building businesses, diverse healthcare background, and history of successful product launches and award-winning advertising campaigns. We believe that Ms. Brichan’s business background gives her the qualifications to serve as one of our directors.

Henry Nisser

From October 31, 2011 through April 26, 2019, Mr. Nisser was an associate and subsequently a partner with Sichenzia Ross Ference LLP (“SRF”), a law firm based in New York City. While with SRF, his practice was concentrated in national and international corporate law, with a particular focus on U.S. securities compliance, public as well as private M&A, equity and debt financings and corporate governance. Mr. Nisser drafted and negotiated a variety of agreements related to reorganizations, share and asset purchases, indentures, public and private offerings, tender offers and going private transactions. Mr. Nisser also represented clients’ special committees established to evaluate M&A transactions and advised such committees’ members with respect to their fiduciary duties. Mr. Nisser is fluent in French and Swedish as well as conversant in Italian. Mr. Nisser received his B.A. from Connecticut College in 1992, where he majored in International Relations and Economics. He received his LLB from the University of Buckingham School of Law in 1999.

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

Compensation Committee

Messrs. Smith, Bentz and Rosenberg currently comprise the Compensation Committee of our Board. Our Board has determined that each of the current members of the Compensation Committee meets the requirements for independence under the standards of the NYSE American. Mr. Bentz serves as Chairman of the Compensation Committee.

The Compensation Committee is responsible for, among other things, reviewing and approving executive compensation policies and practices; reviewing and approving salaries, bonuses and other benefits paid to our officers, including our Chief Executive Officer and Chief Financial Officer; and administering our stock option plans and other benefit plans.

Nominating and Governance Committee

Messrs. Smith and Bentz, as well as Ms. Brichan currently comprise the Nominating and Governance Committee of our Board. Our Board has determined that each of the current members of the Nominating and Governance Committee meets the requirements for independence under the standards of the NYSE American. Ms. Brichan serves as Chairman of the Nominating and Governance Committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than ten percent of a registered class of our equity securities to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC.  Executive officers, directors and ten percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file.  Based solely upon our review of Forms 3, 4 and 5 received by us, or written representations from certain reporting persons, we believe that during the during current fiscal year and the year ended December 31, 2019, all such filing requirements applicable to our officers, directors and ten percent stockholders were fulfilled with the following exception: During the fiscal year of 2019, Mr. Nisser inadvertently filed one late Form 4 reporting one transaction.

Code of Ethics

We have adopted the Code of Ethical Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer, controller or person performing similar functions. The Code of Ethical Conduct is designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. The full text of our Code of Ethical Conduct is published on our website at https://dpwholdings.com. We will disclose any substantive amendments to the Code of Ethical Conduct or any waivers, explicit or implicit, from a provision of the Code on our website or in a current report on Form 8-K. Upon request to our President, Amos Kohn, we will provide without charge, a copy of our Code of Ethical Conduct.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned in all capacities during the years ended December 31, 2019 and 2018, by our Chief Executive Officer. Because we are a Smaller Reporting Company, we only have to report information of our Chief Executive Officer and our two other most highly compensated executive officers.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	All Other Compensation ($)(2)	Total ($)

Milton C. Ault, III	2019	400,000	0	0	0	18,832	418,832
Chief Executive Officer (3)	2018	0	0	630,000	253,465	400,000	1,283,465
William B. Horne	2019	300,000	10,000	0	0	17,856	327,856
Chief Financial Officer (4)	2018	246,436	25,000	2,230,000	940,180	12,857	3,454,473
Amos Kohn	2019	350,000	0	0	0	47,902	397,902
President	2018	350,000	0	0	0	34,887	384,687
Henry C. Nisser	2019	133,333	50,000	0	0	5,807	189,140
General Counsel and Executive Vice President (5)	2018	0	0	0	0	0	0

(1)	The values reported in the “Stock Awards” and “Option Awards” columns represent the aggregate grant date fair value, computed in accordance with Accounting Standards Codification (“ASC”) 718 Share Based Payments, of grants of stock options and stock awards to our named executive officer in the years shown.
(2)	The amounts in “All Other Compensation” consist of health insurance benefits, vehicle allowance, long-term and short-term disability insurance benefits, and 401K matching amounts.
(3)	Mr. Ault was appointed as our Chief Executive Officer on December 28, 2017. Amounts included in “All Other Compensation” during 2018 consist of cash fees earned as an independent contractor.
(4)	Mr. Horne was appointed as our Chief Financial Officer on January 25, 2018. Amounts included in “All Other Compensation” during 2018 consist of cash fees earned as a director.
(5)	Mr. Nisser was appointed as our General Counsel and Executive Vice President on May 1, 2019.

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

Further, Mr. Ault is entitled to receive equity participation as follows: a grant of restricted stock in the aggregate amount of 1,250 shares of common stock, which shares shall vest ratably over 48 months beginning on January 1, 2020, provided, however, that such shares may, in whole or in part, in the discretion of the Compensation Committee, vest immediately upon the filing of an Annual Report on Form 10-K with the Securities and Exchange Commission (the “SEC”)  that shows that the Company’s revenues for the applicable fiscal year reached or exceeded $100,000,000; notwithstanding the foregoing, before the Company accelerates any such vesting, the Company’s Compensation Committee must prior thereto have obtained the consent of Mr. Ault, which consent may be withheld in his discretion.

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

Further, Mr. Horne is entitled to receive equity participation as follows: a grant of restricted stock in the aggregate amount of 1,250 shares of common stock, which shares shall vest in installments of two hundred fifty (250) shares annually over five (5) years beginning on January 1, 2019, provided, however, that such shares may, in whole or in part, in the discretion of the Compensation Committee, vest immediately upon the filing of an Annual Report on Form 10-K with the SEC  that shows that the Company’s revenues for the applicable fiscal year reached or exceeded $100,000,000; notwithstanding the foregoing, before the Company accelerates any such vesting, the Company’s Compensation Committee must prior thereto have obtained the consent of Mr. Horne, which consent may be withheld in his discretion.

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

Further, Mr. Kohn is entitled to receive equity participation as follows: ten-year warrants to purchase 397 shares of the Company's Common Stock (the “Warrant Grant”) at an exercise price of $8.00 per share subject to vesting quarterly over two years effective January 1, 2017.

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

 Advisory Vote on Executive Compensation

At the annual meeting of stockholders on July 2, 2019, the stockholders approved, on an advisory basis, the compensation paid to the Company’s named executive officers. In addition, stockholders voted, on an advisory basis, that an advisory vote on executive compensation should be held every three years.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on outstanding equity awards as of December 31, 2019 to the Named Executive Officer.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2019
OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Milton C. Ault III	—	—	—	—	—
William B. Horne	—	—	—	—	—
Amos Kohn	—	—	—	—	—
Henry Nisser	—	—	—	—	—

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

The table below sets forth, for each non-employee director, the total amount of compensation related to his or her service during the year ended December 31, 2019:

	Fees earned or	Stock	Option	All other
Name	paid in cash ($)	awards ($)	awards ($)	compensation ($)	Total ($)
Robert O. Smith	45,000	—	—	—	45,000
Jeffrey A. Bentz	35,000	—	—	—	35,000
Mordechai Rosenberg	35,000	—	—	—	35,000
Jodi Brichan (1)	—	—	—	—	—

(1)	Ms. Brichan was appointed as an independent director on December 30, 2019 and is not entitled to any compensation therefor during the fiscal year ended December 31, 2019.

Stock Option Plans

On December 28, 2018, the stockholders approved the 2018 Stock Incentive Plan (as amended on May 5, 2019), which amendment was approved by the stockholders on July 19, 2019, the “2018 Stock Incentive Plan”), under which options to acquire up to 12,500, as increased to 175,000 pursuant to the foregoing amendment thereto, shares of common stock may be granted to the Company's directors, officers, employees and consultants. The 2018 Stock Incentive Plan is in addition to the Company’s (i) 2017 Stock Incentive Plan (the “2017 Plan”), under which options to acquire up to 2,500 shares of common stock may be granted to the Company's directors, officers, employees and consultants, (ii) 2016 Stock Incentive Plan (the “2016 Plan”), under which options to acquire up to 5,000 shares of common stock may be granted to the Company's directors, officers, employees and consultants, and (ii) 2012 Stock Option Plan, as amended (the “2012 Plan”), which provides for the issuance of a maximum of 1,716 shares of the Company’s common stock to be offered to the Company’s directors, officers, employees, and consultants (collectively the “Plans”).

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

As of December 31, 2019, options to purchase 1,388 shares of common stock were issued and outstanding, and 103,105 shares are available for future issuance under the Plans.

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

Except as otherwise indicated below, the following table sets forth certain information regarding beneficial ownership of our common stock as of May 26, 2020 by (1) each of our current directors; (2) each of the executive officers; (3) each person known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock based upon Schedules 13G or 13D filed with the SEC; and (4) all of our directors and executive officers as a group. As of May 26, 2020, there were 5,771,634 shares of our common stock issued and outstanding.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of May 26, 2020, are deemed to be outstanding and to be beneficially owned by the person or group holding such options or warrants for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise indicated by footnote, to our knowledge, the persons named in the table have sole voting and sole investment power with respect to all common stock shown as beneficially owned by them, subject to applicable community property laws. Unless otherwise indicated below, the address of each beneficial owner listed below is c/o DPW Holdings, Inc., 201 Shipyard Way, Newport Beach, California 92663.

Name and address of beneficial owner	Number of shares beneficially owned		Approximate Percent of class
Greater than 5% Beneficial Owners:
Ault & Company, Inc.	673,140	(2)	11.7%
Directors and executive officers: (1)
Milton Ault, III	673,183	(3)	11.7%
Henry Nisser	3,906	(4)	*
Amos Kohn	698	(5)	*
Robert Smith	108	(6)	*
William Horne	556	(7)	*
Mordechai Rosenberg	0		*
Jeffrey A. Bentz	9		*
Jodi Brichan	0		*
All directors and executive officers as a group (eight persons)	678,460		11.7%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o DPW Holdings, Inc., 201 Shipyard Way, Suite E, Newport Beach, California 92663.

(2)	Includes shares owned by Philou Ventures of which Ault & Company, Inc., is the Manager, consisting of: (i) 125,000 shares of Series B Preferred Stock that are convertible into 2,232 shares of Common Stock, (ii) warrants to purchase 2,232 shares of Common Stock that are exercisable within 60 days of the date hereof and (iii) 3,408 shares of Common Stock. Also includes warrants to purchase 94 shares of Common Stock that are exercisable within 60 days of the date hereof. Excludes 717,241 shares of Common Stock issuable upon conversion of the Ault Note.

(3)	Mr. Ault is the Chief Executive Officer of Ault & Company, Inc. Includes 673,140 shares beneficially owned by Ault & Company, which may be deemed beneficially owned by Mr. Ault. Also includes 43 shares of Common Stock. Excludes 717,241 shares of Common Stock issuable upon conversion of the Ault Note.

(4)	Includes 3,906 shares of Common Stock issuable pursuant to a stock incentive grant.

(5)	Includes warrants to purchase 505 shares of Common Stock that are exercisable within 60 days of the date hereof.

(6)	Includes warrants to purchase 54 shares of Common Stock that are exercisable within 60 days of the date hereof.

(7)	Includes 250 shares of Common Stock issuable pursuant to a stock incentive grant.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following information sets forth certain related transactions between us and certain of our stockholders or directors. Milton C. Ault, III, who is our Chief Executive Officer and Chairman of the Board, is also the Chief Executive Officer of Ault & Company, Inc.

 Ault & Company, Inc.

On December 23, 2019, the Company announced that it had entered into an agreement whereby Ault & Company, Inc. would purchase an aggregate of 660,667 shares of Common Stock at a purchase price per share of $1.12, subject to the approval of the NYSE American, for a total purchase price of $739,948. The purchase was authorized by the NYSE American on January 15, 2020. As a result, at the closing on January 15, 2020, Ault & Company became the beneficial owner of 666,945 shares of Common Stock, or up to 19.99% of the Common Stock then outstanding.

On February 5, 2020, we sold and issued an 8% Convertible Promissory Note in the principal amount of $1,000,000 (the “Note”) to Ault & Company, Inc. The principal amount of the Note, plus any accrued and unpaid interest at a rate of 8% per annum, shall be due and payable on August 5, 2020. The Note shall be convertible into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a conversion price of $1.45 per share, subject to the approval of the Company’s stockholders at a special meeting thereof, as required by Rule 713(a)(ii) of the NYSE Company Guide, and subsequently, authorization from the NYSE American. This special meeting is presently scheduled to occur on June 8, 2020.

Avalanche International, Corp.

On September 6, 2017, we entered into a Loan and Security Agreement with Avalanche (“AVLP Loan Agreement”) with an effective date of August 21, 2017 pursuant to which we will provide Avalanche a non-revolving credit facility of up to $10,000,000 for a period ending on August 21, 2021.

At December 31, 2019, we had provided Avalanche with $9,595,079 pursuant to the non-revolving credit facility. The warrants issued in conjunction with the non-revolving credit facility entitles us to purchase up to 19,190,158 shares of Avalanche common stock at an exercise price of $0.50 per share for a period of five years. The exercise price of $0.50 is subject to adjustment for customary stock splits, stock dividends, combinations or similar events. The warrants may be exercised for cash or on a cashless basis.

Milton C. Ault, III and William Horne, our Chief Executive Officer and Chief Financial Officer, respectively, and two of our directors are directors of Avalanche. In addition, Philou Ventures, of which Ault & Company, Inc., is the Manager, is the controlling stockholder of Avalanche. Mr. Ault is the Chief Executive Officer of Ault & Company, Inc.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Marcum LLP serves as our independent registered public accounting firm for the years ended December 31, 2019 and 2018. Ziv Haft, a BDO Member Firm, serves as the independent registered public accounting firm of Enertec Systems 2001 Ltd., our wholly-owned subsidiary.

Fees and Services

The following table shows the aggregate fees billed to us for professional services by Marcum LLP and Ziv Haft for the years ended December 31, 2019 and 2018:

60

	2019	2018
Audit Services	$878,370	$610,564
Audit Related Services	$—	$—
Tax Services	$—	$—
All Other Services	$—	$—
Total	$878,370	$610,564

Audit Fee. This category includes the aggregate fees billed for professional services rendered for the audits of our financial statements for the years ended December 31, 2019 and 2018, for the reviews of the financial statements included in our quarterly reports on Form 10-Q during 2019 and 2018, and for other services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant years.

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

PART IV

ITEM 15.	EXHIBITS

Exhibit Number	Description

2.1	Share Exchange Agreement between the Company, Microphase Corporation, Microphase Holding Company, RCKJ Trust, Ergul Family Limited Partnership, and To Hong Yam and Eagle Advisers, LLC, dated April 28, 2017. Incorporated herein by reference to the Current Report on Form 8-K filed on May 3, 2017 as Exhibit 2.1 thereto.
2.2	Agreement and Plan of Merger between the Company and Digital Power Corporation, dated December 27, 2017. Incorporated herein by reference to the Current Report on Form 8-K filed on December 29, 2017 as Exhibit 2.1 thereto.
2.3	State of Delaware, Certificate of Merger of the Company and Digital Power Corporation, dated December 28, 2017. Incorporated herein by reference to the Current Report on Form 8-K filed on December 29, 2017 as Exhibit 2.2 thereto.
2.4	Share Purchase Agreement between Coolisys Technologies, Inc., Enertec Management Ltd., Micronet Enertec Technologies, Inc., and Enertec Systems 2001 Ltd., dated December 31, 2017. Incorporated herein by reference to the Current Report on Form 8-K filed on January 2, 2018 as Exhibit 2.1 thereto.
2.5	Securities Purchase Agreement, dated May 23, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 24, 2018 as Exhibit 2.1 thereto.
2.6	Share Exchange Agreement by and among DPW Holdings, Inc., DPW Financial Group, Inc., the Acquirees signatories thereto and the Holders signatories thereto dated as of December 27, 2019. (The schedules and certain exhibits to the Agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the Commission, upon request, a copy of any omitted schedule or exhibit.) Incorporated by reference to the Current Report on Form 8-K filed on January 2, 2020 as Exhibit 2.1 thereto.
3.1	Amended and Restated Articles of Incorporation of the Company, dated September 29, 1992. Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 16, 1996.
3.2	Certificate of Amendment to Articles of Incorporation of the Company, dated September 9, 1996. Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 16, 1996.
3.3	Bylaws. Incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on October 16, 1996.
3.4	Form of Certificate of Determination of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, dated March 3, 2017. Incorporated by reference to the Current Report on Form 8-K filed on March 9, 2017 as Exhibit 3.1 thereto.
3.5	Form of Certificate of Determination of Preferences, Rights and Limitations of Series D Convertible Preferred Stock. Incorporated by reference to the Current Report on Form 8-K filed on May 3, 2017 as Exhibit 3.1 thereto.
3.6	Form of Certificate of Determination of Preferences, Rights and Limitations of Series E Convertible Preferred Stock. Incorporated by reference to the Current Report on Form 8-K filed on May 3, 2017 as Exhibit 3.2 thereto.
3.7	Form of Certificate of Determination of Preferences, Rights and Limitations of Series C Convertible Preferred Stock, dated May 15, 2017. Incorporated by reference to the Current Report on Form 8-K filed on May 31, 2017 as Exhibit 3.1 thereto.
3.8	Certification of Incorporation, dated September 22, 2017. Incorporated herein by reference to the Current Report on Form 8-K filed on December 29, 2017 as Exhibit 3.1 thereto.
3.9	Bylaws, dated September 25, 2017. Incorporated herein by reference to the Current Report on Form 8-K filed on December 29, 2017 as Exhibit 3.2 thereto.
3.10	Certificate of Designations of Rights and Preferences of 10% Series A Cumulative Redeemable Perpetual Preferred Stock, dated September 13, 2018. Incorporated herein by reference to the Current Report on Form 8-K filed on September 14, 2018 as Exhibit 3.1 thereto.
3.11	Certificate of Elimination, dated December 21, 2018. Incorporated by reference to the Current Report on Form 8-K filed on December 27, 2018 as Exhibit 3.1 thereto.
3.12	Certificate of Amendment to Certificate of Incorporation, dated January 2, 2019. Incorporated by reference to the Current Report on Form 8-K filed on January 3, 2019 as Exhibit 3.1 thereto.
3.13	Certificate of Designations of Rights and Preferences of Series C Convertible Redeemable Preferred Stock, dated February 27, 2019. Incorporated herein by reference to the Current Report on Form 8-K filed on February 28, 2019 as Exhibit 3.1 thereto.
3.14	Certificate of Amendment to Certificate of Incorporation (1-for-20 Reverse Stock Split of Common Stock), dated March 14, 2019. Incorporated herein by reference to the Current Report on Form 8-K filed on March 14, 2019 as Exhibit 3.1 thereto.
3.15	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on July 29, 2019. Incorporated by reference to the Current Report on Form 8-K filed on August 5, 2019 as Exhibit 3.1 thereto.
4.1	Form of Secured Convertible Note, dated October 21, 2016. Incorporated herein by reference to the Current Report on Form 8-K filed on October 27, 2016 as Exhibit 10.1 thereto.
4.2	Form of Common Stock Purchase Warrant, dated October 21, 2016. Incorporated herein by reference to the Current Report on Form 8-K filed on October 27, 2016 as Exhibit 10.2 thereto.
4.3	Form of Common Stock Purchase Warrant, dated October 21, 2016. Incorporated herein by reference to the Current Report on Form 8-K filed on October 27, 2016 as Exhibit 10.3 thereto.
4.4	Form of Common Stock Purchase Warrant, dated November 15, 2016. Incorporated herein by reference to the Current Report on Form 8-K filed on November 16, 2016 as Exhibit 4.1 thereto.

Exhibit Number	Description

4.5	Form of Common Stock Purchase Warrant. Incorporated by reference to the Current Report on Form 8-K filed on March 9, 2017 as Exhibit 4.1 thereto.
4.6	Form of Common Stock Purchase Warrant. Incorporated by reference to the Current Report on Form 8-K filed on April 4, 2017 as Exhibit 4.1 thereto.
4.7	Form of Common Stock Purchase Warrant. Incorporated by reference to the Current Report on Form 8-K filed on May 31, 2017 as Exhibit 4.1 thereto.
4.8	Form of Common Stock Purchase Warrant. Incorporated by reference to the Current Report on Form 8-K filed on June 8, 2017 as Exhibit 4.1 thereto.
4.9	Form of Common Stock Purchase Warrant, dated July 27, 2017. Incorporated by reference to the Current Report on Form 8-K filed on July 26, 2017 as Exhibit 4.1 thereto.
4.10	Form of Common Stock Purchase Warrant, dated July 28, 2017. Incorporated by reference to the Current Report on Form 8-K filed on July 31, 2017 as Exhibit 4.1 thereto.
4.11	Form of Common Stock Purchase Warrant, dated July 28, 2017. Incorporated by reference to the Current Report on Form 8-K filed on July 31, 2017 as Exhibit 4.2 thereto.
4.12	Form of Convertible Note, dated August 3, 2017. Incorporated by reference to the Current Report on Form 8-K filed on August 9, 2017 as Exhibit 10.2 thereto.
4.13	Form of Common Stock Purchase Warrant, dated August 3, 2017. Incorporated by reference to the Current Report on Form 8-K filed on August 9, 2017 as Exhibit 10.3 thereto.
4.14	Form of Common Stock Purchase Warrant, dated August 10, 2017. Incorporated by reference to the Current Report on Form 8-K filed on August 11, 2017 as Exhibit 4.1 thereto.
4.15	Form of Senior Convertible Promissory Note, dated August 10, 2017. Incorporated by reference to the Current Report on Form 8-K filed on August 11, 2017 as Exhibit 10.2 thereto.
4.16	Common Stock Purchase Warrant issued by Avalanche International Corp. to the Company, dated August 21, 2017. Incorporated by reference to the Current Report on Form 8-K filed on September 7, 2017 as Exhibit 4.1 thereto.
4.17	Convertible Promissory Note issued by Avalanche International Corp. to the Company, dated August 21, 2017. Incorporated by reference to the Current Report on Form 8-K filed on September 7, 2017 as Exhibit 10.2 thereto.
4.18	Form of Common Stock Purchase Warrant. Incorporated by reference to the Current Report on Form 8-K filed on November 2, 2017 as Exhibit 4.1 thereto.
4.19	Form of 10% Original Issue Discount Convertible Debenture. Incorporated by reference to the Current Report on Form 8-K filed on November 2, 2017 as Exhibit 10.2 thereto.
4.20	Form of 10% Original Issue Discount Debenture, dated December 4, 2017. Incorporated by reference to the Current Report on Form 8-K filed on December 8, 2017 as Exhibit 4.1 thereto.
4.21	Convertible Promissory Note issued by WT Johnson & Sons (Huddersfield) Ltd. to the Company, dated December 5, 2017. Incorporated by reference to the Current Report on Form 8-K filed on December 8, 2017 as Exhibit 4.1 thereto.
4.22	Convertible Promissory Note issued by WT Johnson & Sons (Huddersfield) Ltd. to the Company, dated December 5, 2017. Incorporated by reference to the Current Report on Form 8-K filed on December 8, 2017 as Exhibit 4.2 thereto.
4.23	Form of Common Stock Purchase Warrant, dated December 5, 2017. Incorporated by reference to the Current Report on Form 8-K filed on December 8, 2017 as Exhibit 4.1 thereto.
4.24	Form of Senior Convertible Promissory Note, dated January 23, 2018. Incorporated by reference to the Current Report on Form 8-K filed on January 24, 2018 as Exhibit 4.1 thereto.
4.25	Form of Common Stock Purchase Warrant, dated January 23, 2018. Incorporated by reference to the Current Report on Form 8-K filed on January 24, 2018 as Exhibit 4.2 thereto.
4.26	Form of Common Stock Purchase Warrant, dated March 23, 2018. Incorporated by reference to the Current Report on Form 8-K filed on March 26, 2018 as Exhibit 4.1 thereto.
4.27	Form of Common Stock Purchase Warrant, dated April 16, 2018. Incorporated by reference to the Current Report on Form 8-K filed on April 16, 2018 as Exhibit 4.1 thereto.
4.28	Form of Series A Common Stock Purchase Warrant, dated May 17, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 16, 2018 as Exhibit 4.1 thereto.
4.29	Form of Series B Common Stock Purchase Warrant, dated May 17, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 16, 2018 as Exhibit 4.2 thereto.
4.30	Form of Senior Secured Convertible Promissory Note, dated May 15, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 16, 2018 as Exhibit 4.1 thereto.
4.31	Form of Series A Common Stock Purchase Warrant, dated May 15, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 16, 2018 as Exhibit 4.2 thereto.
4.32	Form of Series B Common Stock Purchase Warrant, dated May 15, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 16, 2018 as Exhibit 4.3 thereto.
4.33	Form of Registration Rights Agreement, dated May 15, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 16, 2018 as Exhibit 4.4 thereto.

Exhibit Number	Description

4.34	Form of 10% Senior Secured Convertible Promissory Note, dated July 2, 2018. Incorporated by reference to the Current Report on Form 8-K filed on July 2, 2018 as Exhibit 4.1 thereto.
4.35	Form of Registration Rights Agreement, dated July 2, 2018. Incorporated by reference to the Current Report on Form 8-K filed on July 2, 2018 as Exhibit 4.2 thereto.
4.36	Form of Secured Promissory Note, dated August 16, 2018. Incorporated by reference to the Current Report on Form 8-K filed on August 16, 2018 as Exhibit 4.1 thereto.
4.37	Form of 10% Senior Secured Convertible Promissory Note, dated August 31, 2018. Incorporated by reference to the Current Report on Form 8-K filed on September 4, 2018 as Exhibit 4.1 thereto.
4.38	Form of Registration Rights Agreement, dated August 31, 2018. Incorporated by reference to the Current Report on Form 8-K filed on September 4, 2018 as Exhibit 4.2 thereto.
4.39	Form of Term Promissory Note, dated September 21, 2018. Incorporated by reference to the Current Report on Form 8-K filed on September 21, 2018 as Exhibit 4.1 thereto.
4.40	Form of Original Issue Discount Promissory Note, dated October 11, 2018. Incorporated by reference to the Current Report on Form 8-K filed on October 11, 2018 as Exhibit 4.1 thereto.
4.41	Form of 12% Convertible Promissory Note dated October 5, 2016. Incorporated by reference to the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-3 filed on November 1, 2018 as Exhibit 4.4 thereto.
4.42	Form of 12% Convertible Promissory Note dated November 30, 2016. Incorporated by reference to the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-3 filed on November 1, 2018 as Exhibit 4.5 thereto.
4.43	Form of 12% Convertible Promissory Note dated February 22, 2017. Incorporated by reference to the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-3 filed on November 1, 2018 as Exhibit 4.6 thereto.
4.44	Form of Common Stock Purchase Warrant entered into on January 25, 2018, with an issuance date of January 23, 2018, issued to Libertas Funding, LLC. Incorporated by reference to the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-3 filed on November 1, 2018 as Exhibit 4.13 thereto.
4.45	Form of Common Stock Purchase Warrant entered into on January 25, 2018, with an issuance date of January 23, 2018, issued to TVT Capital, LLC. Incorporated by reference to the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-3 filed on November 1, 2018 as Exhibit 4.14 thereto.
4.46	Form of Term Note dated March 22, 2018. Incorporated by reference to the Registration Statement on Form S-3 filed on December 7, 2018 as Exhibit 4.3 thereto.
4.47	Form of Common Stock Purchase Warrant dated March 22, 2018. Incorporated by reference to the Registration Statement on Form S-3 filed on December 7, 2018 as Exhibit 4.4 thereto.
4.48	Form of Secured Promissory Note 1, dated January 23, 2019. Incorporated by reference to the Current Report on Form 8-K filed on January 24, 2019 as Exhibit 4.1 thereto.
4.49	Form of Secured Promissory Note 2, dated January 23, 2019. Incorporated by reference to the Current Report on Form 8-K filed on January 24, 2019 as Exhibit 4.2 thereto.
4.50	Form of Secured Convertible Promissory Note, dated January 23, 2019. Incorporated by reference to the Current Report on Form 8-K filed on January 24, 2019 as Exhibit 4.3 thereto.
4.51	Form of Promissory Note, dated February 20, 2019. Incorporated by reference to the Current Report on Form 8-K filed on February 20, 2019 as Exhibit 4.1 thereto.
4.52	Form of Common Warrant, dated April 2, 2019. Incorporated by reference to the Current Report on Form 8-K filed on April 1, 2019 as Exhibit 4.1 thereto.
4.53	Form of Pre-Funded Warrant, dated March 29, 2019. Incorporated by reference to the Current Report on Form 8-K filed on April 1, 2019 as Exhibit 4.2 thereto.
4.54	Form of Underwriter’s Warrant, dated April 2, 2019. Incorporated by reference to the Current Report on Form 8-K filed on April 1, 2019 as Exhibit 4.3 thereto.
4.55	Form of Common Warrant, dated April 2, 2019. Incorporated by reference to the Current Report on Form 8-K/A filed on April 4, 2019 as Exhibit 4.1 thereto.
4.56	Form of Convertible Promissory Note, dated May 13, 2019. Incorporated by reference to the Current Report on Form 8-K filed on May 20, 2019 as Exhibit 4.1 thereto.
4.57	Form of Warrant, dated May 13, 2019. Incorporated by reference to the Current Report on Form 8-K filed on May 20, 2019 as Exhibit 4.2 thereto.
4.58	Form of 10% Senior Secured Promissory Note, dated June 18, 2019. Incorporated by reference to the Current Report on Form 8-K filed on June 18, 2019 as Exhibit 4.1 thereto.
4.59	Form of Registration Rights Agreement, dated June 18, 2019. Incorporated by reference to the Current Report on Form 8-K filed on June 18, 2019 as Exhibit 4.2 thereto.
4.60	Form of Warrant, dated May 14, 2019. Incorporated by reference to the Current Report on Form 8-K/A filed on June 27, 2019 as Exhibit 4.2 thereto.
4.61	Form of Convertible Promissory Note, dated July 2, 2019. Incorporated by reference to the Current Report on Form 8-K filed on July 2, 2019 as Exhibit 4.1 thereto.

Exhibit Number	Description

4.62	Form of Convertible Promissory Note, dated July 2, 2019. Incorporated by reference to the Current Report on Form 8-K filed on July 2, 2019 as Exhibit 4.1 thereto.
4.63	Form of 4% Convertible Promissory Note, dated July 3, 2019. Incorporated by reference to the Current Report on Form 8-K filed on July 5, 2019 as Exhibit 4.1 thereto.
4.64	Form of Common Stock Purchase Warrant, dated July 3, 2019. Incorporated by reference to the Current Report on Form 8-K filed on July 5, 2019 as Exhibit 4.2 thereto.
4.65	Form of DPW Note. Incorporated by reference to the Regulation A Offering Statement on Form 1-A filed on August 14, 2019 as Exhibit 3.65 thereto.
4.66	Form of Amendment to 4% Convertible Promissory Note, dated September 19, 2019. Incorporated by reference to the Current Report on Form 8-K filed on September 20, 2019 as Exhibit 4.3 thereto.
4.67	Form of Convertible Promissory Note, dated September 26, 2019. Incorporated by reference to the Current Report on Form 8-K filed on September 26, 2019 as Exhibit 4.1 thereto.
4.68	Form of Convertible Promissory Note, dated November 4, 2019. Incorporated by reference to the Current Report on Form 8-K filed on November 4, 2019 as Exhibit 4.1 thereto.
4.69	Form of Convertible Promissory Note, dated November 15, 2019. Incorporated by reference to the Current Report on Form 8-K filed on November 18, 2019 as Exhibit 4.1 thereto.
10.1	Securities Purchase Agreement between the Company, Philou Ventures, LLC and Telkoor Telecom Ltd., dated September 4, 2016. Incorporated herein by reference to the Current Report on Form 8-K filed on September 7, 2016 as Exhibit 10.1 thereto.
10.2	Rescission Agreement between the Company, Telkoor Telecom Ltd. and Telkoor Power Supplies Ltd., dated September 4, 2016. Incorporated herein by reference to the Current Report on Form 8-K filed on September 7, 2016 as Exhibit 10.2 thereto.
10.3	Waiver Letter to Securities Purchase Agreement between the Company, Philou Ventures, LLC and Telkoor Telecom Ltd., dated September 20, 2016. Incorporated herein by reference to the Current Report on Form 8-K filed on September 22, 2016 as Exhibit 10.1 thereto.
10.4	Registration Rights Agreement, dated October 21, 2016. Incorporated herein by reference to the Current Report on Form 8-K filed on October 27, 2016 as Exhibit 10.4 thereto.
10.5	Form of Subscription Agreement. Incorporated herein by reference to the Current Report on Form 8-K filed on November 16, 2016 as Exhibit 10.1 thereto.
10.6	Form of Registration Rights Agreement, dated November 15, 2016. Incorporated by reference to the Current Report on Form 8-K filed on November 16, 2016 as Exhibit 10.2 thereto.
10.7*	Employment Agreement for Amos Kohn, dated November 30, 2016. Incorporated by reference to the Current Report on Form 8-K filed on December 5, 2016 as Exhibit 10.1 thereto.
10.8	2016 Stock Incentive Plan. Incorporated by reference to the Current Report on Form 8-K filed on December 30, 2016 as Exhibit 10.1 thereto.
10.9	Form of Subscription Agreement. Incorporated by reference to the Current Report on Form 8-K filed on February 17, 2017 as Exhibit 10.1 thereto.
10.10*	Amendment No. 1 to Executive Employment Agreement. Amos Kohn dated February 22, 2017. Incorporated by reference to the Current Report on Form 8-K filed on February 27, 2017 as Exhibit 10.1 thereto.
10.11	Preferred Stock Purchase Agreement between the Company and Philou Ventures, LLC, dated March 9, 2017. Incorporated by reference to the Current Report on Form 8-K filed on March 9, 2017 as Exhibit 10.1 thereto.
10.12	Registration Rights Agreement between the Company and Philou Ventures, LLC. Incorporated by reference to the Current Report on Form 8-K filed on March 9, 2017 as Exhibit 10.2 thereto.
10.13	Form of Subscription Agreement. Incorporated by reference to the Current Report on Form 8-K filed on April 4, 2017 as Exhibit 10.1 thereto.
10.14	Form of Subscription Agreement, dated May 1, 2017. Incorporated by reference to the Current Report on Form 8-K filed on May 31, 2017 as Exhibit 10.1 thereto.
10.15	Form of Registration Rights Agreement. Incorporated by reference to the Current Report on Form 8-K filed on May 31, 2017 as Exhibit 10.2 thereto.
10.16	Promissory Note issued by Microphase Corporation to the Company, dated June 2, 2017. Incorporated by reference to the Current Report on Form 8-K filed on June 8, 2017 as Exhibit 10.1 thereto.
10.17	Promissory Note issued by Microphase Corporation to the Company, dated June 2, 2017. Incorporated by reference to the Current Report on Form 8-K filed on June 8, 2017 as Exhibit 10.2 thereto.
10.18	Form of Securities Purchase Agreement, dated July 25, 2017. Incorporated by reference to the Current Report on Form 8-K filed on July 26, 2017 as Exhibit 10.1 thereto.
10.19	Form of Exchange Agreement, dated July 28, 2017. Incorporated by reference to the Current Report on Form 8-K filed on July 31, 2017 as Exhibit 10.1 thereto.
10.20	Form of Subscription Agreement. Incorporated by reference to the Current Report on Form 8-K filed on July 31, 2017 as Exhibit 10.2 thereto.
10.21	Form of Securities Purchase Agreement, dated July 28, 2017. Incorporated by reference to the Current Report on Form 8-K filed on July 31, 2017 as Exhibit 10.3 thereto.

Exhibit Number	Description

10.22	Securities Purchase Agreement between William H. Gordon, Power-Plus Technical Distributors, LLC, and Coolisys Technologies Inc., dated August 3, 2017. Incorporated by reference to the Current Report on Form 8-K filed on August 9, 2017 as Exhibit 10.1 thereto.
10.23	Form of Securities Purchase Agreement, dated August 3, 2017. Incorporated by reference to the Current Report on Form 8-K filed on August 9, 2017 as Exhibit 10.1 thereto.
10.24	Form of Securities Purchase Agreement, dated August 10, 2017. Incorporated by reference to the Current Report on Form 8-K filed on August 11, 2017 as Exhibit 10.1 thereto.
10.25	Form of Registration Rights Agreement, dated August 10, 2017. Incorporated by reference to the Current Report on Form 8-K filed on August 11, 2017 as Exhibit 10.3 thereto.
10.26	Loan and Security Agreement between the Company and Avalanche International Corp., dated August 21, 2017. Incorporated by reference to the Current Report on Form 8-K filed on September 7, 2017 as Exhibit 10.1 thereto.
10.27*	Executive Employment Agreement for William Horne, dated October 6, 2017. Incorporated by reference to the Current Report on Form 8-K filed on October 12, 2017 as Exhibit 10.1 thereto.
10.28	Form of Subscription Agreement. Incorporated by reference to the Current Report on Form 8-K filed on October 19, 2017 as Exhibit 10.1 thereto.
10.29	Agreement for the Purchase and Sale of Future Receipts between the Company and TVT Capital, LLC, dated October 23, 2017. Incorporated by reference to the Current Report on Form 8-K filed on October 23, 2017 as Exhibit 10.1 thereto.
10.30	Form of Securities Purchase Agreement. Incorporated by reference to the Current Report on Form 8-K filed on November 2, 2017 as Exhibit 10.1 thereto.
10.31	Form of Registration Rights Agreement. Incorporated by reference to the Current Report on Form 8-K filed on November 2, 2017 as Exhibit 10.3 thereto.
10.32	Form of Loan and Security Agreement between the Company and LAM, Inc., dated November 2, 2017. Incorporated by reference to the Current Report on Form 8-K filed on November 7, 2017 as Exhibit 10.1 thereto.
10.33	Form of Subscription Agreement, dated November 6, 2017. Incorporated by reference to the Current Report on Form 8-K filed on November 8, 2017 as Exhibit 10.1 thereto.
10.34	Trust Agreement between Coolisys Technologies Inc. and Roni Kohn, dated May 14, 2017. Incorporated by reference to the Current Report on Form 8-K filed on November 22, 2017 as Exhibit 10.1 thereto.
10.35	Tenancy-In-Common Agreement between Coolisys Technologies Inc. and Roni Kohn, dated May 14, 2017. Incorporated by reference to the Current Report on Form 8-K filed on November 22, 2017 as Exhibit 10.2 thereto.
10.36	Form of Securities Purchase Agreement, dated December 4, 2017. Incorporated by reference to the Current Report on Form 8-K filed on December 8, 2017 as Exhibit 10.1 thereto.
10.37	Form of Registration Rights Agreement, dated December 4, 2017. Incorporated by reference to the Current Report on Form 8-K filed on December 8, 2017 as Exhibit 10.2 thereto.
10.38	Exchange Agreement between the Company and WT Johnson & Sons (Huddersfield) Limited, dated December 5, 2017. Incorporated by reference to the Current Report on Form 8-K filed on December 8, 2017 as Exhibit 10.1 thereto.
10.39	Form of Exchange Agreement, dated December 5, 2017. Incorporated by reference to the Current Report on Form 8-K filed on December 8, 2017 as Exhibit 10.1 thereto.
10.40	Form of Subscription Agreement, dated December 1, 2017. Incorporated by reference to the Current Report on Form 8-K filed on December 8, 2017 as Exhibit 10.1 thereto.
10.41	Form of Consulting Agreement. Incorporated by reference to the Current Report on Form 8-K filed on January 2, 2018 as Exhibit 10.1 thereto.
10.42	Agreement for the Purchase and Sale of Future Receipts between the Company and TVT Capital, LLC, dated January 10, 2018. Incorporated by reference to the Current Report on Form 8-K filed on January 16, 2018 as Exhibit 10.1 thereto.
10.43	Agreement for the Purchase and Sale of Future Receipts between the Company and TVT Capital, LLC, dated January 10, 2018. Incorporated by reference to the Current Report on Form 8-K filed on January 16, 2018 as Exhibit 10.2 thereto.
10.44	Form of Securities Purchase Agreement, dated January 23, 2018. Incorporated by reference to the Current Report on Form 8-K filed on January 24, 2018 as Exhibit 10.1 thereto.
10.45	Form of Registration Rights Agreement, dated January 23, 2018. Incorporated by reference to the Current Report on Form 8-K filed on January 24, 2018 as Exhibit 10.2 thereto.
10.46*	Executive Employment Agreement for William Horne, dated January 25, 2018. Incorporated by reference to the Current Report on Form 8-K filed on January 25, 2018 as Exhibit 10.1 thereto.
10.47	Form of Securities Purchase Agreement, dated January 23, 2018. Incorporated by reference to the Current Report on Form 8-K filed on February 12, 2018 as Exhibit 10.1 thereto.
10.48	Amendment to Securities Purchase Agreement, dated January 23, 2018, between the Company and Twitchell Fund, LLC. Incorporated by reference to the Current Report on Form 8-K filed on February 12, 2018 as Exhibit 10.2 thereto.
10.49	Sales Agreement between the Company and H.C. Wainwright & Co., LLC, dated February 27, 2018. Incorporated by reference to the Current Report on Form 8-K filed on February 27, 2018 as Exhibit 10.1 thereto.
10.50	Asset Purchase Agreement between Super Crypto Mining, Inc. and Blockchain Supply & Services Ltd., dated March 8, 2018. Incorporated by reference to the Current Report on Form 8-K filed on March 9, 2018 as Exhibit 10.1 thereto.

Exhibit Number	Description

10.51	Amended and Restated Master Services Agreement dated March 21, 2018 but effective March 1, 2018. Filed herewith. Confidential Portions have been redacted and a Request for Confidential Treatment has been filed separately with the Commission. Incorporated by reference to the Annual Report on Form 10-K filed on April 17, 2018 as Exhibit 10.51 thereto.
10.52	Form of Securities Purchase Agreement, dated March 23, 2018. Incorporated by reference to the Current Report on Form 8-K filed on March 26, 2018 as Exhibit 10.1 thereto.
10.53	Form of Amended and Restated Independent Contractor Agreement, dated April 13, 2018. Incorporated by reference to the Current Report on Form 8-K filed on April 13, 2018 as Exhibit 10.1 thereto.
10.54	Form of Securities Purchase Agreement, dated April 16, 2018. Incorporated by reference to the Current Report on Form 8-K filed on April 16, 2018 as Exhibit 10.1 thereto.
10.55	Form of 12% Secured Convertible Promissory Note, dated April 16, 2018. Incorporated by reference to the Current Report on Form 8-K filed on April 16, 2018 as Exhibit 10.2 thereto.
10.56	Form of Security Agreement, dated April 16, 2018. Incorporated by reference to the Current Report on Form 8-K filed on April 16, 2018 as Exhibit 10.3 thereto.
10.57	Form of Securities Purchase Agreement, dated May 15, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 16, 2018 as Exhibit 10.1 thereto.
10.58	Form of Securities Purchase Agreement, dated May 15, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 16, 2018 as Exhibit 10.1 thereto.
10.59	Form of Security Agreement, dated May 15, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 16, 2018 as Exhibit 10.2 thereto.
10.60	Form of Security and Pledge Agreement, dated May 15, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 16, 2018 as Exhibit 10.3 thereto.
10.61	Form of Intellectual Property Security Agreement, dated May 15, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 16, 2018 as Exhibit 10.4 thereto.
10.62	Form of Subsidiary Guarantee, dated May 15, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 16, 2018 as Exhibit 10.5 thereto.
10.63	Form of Lock-Up Agreement, dated May 15, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 16, 2018 as Exhibit 10.6 thereto.
10.64	Agreement to Organize and Operate a Joint Venture, dated June 14, 2018. Incorporated by reference to the Current Report on Form 8-K filed on June 18, 2018 as Exhibit 10.1 thereto.
10.65	Executive Employment Agreement with Milton C. Ault, III, dated June 17, 2018. Incorporated by reference to the Current Report on Form 8-K filed on June 18, 2018 as Exhibit 10.1 thereto.
10.66	Extension of Agreement to Organize and Operate a Joint Venture, dated June 29, 2018. Incorporated by reference to the Current Report on Form 8-K filed on July 2, 2018 as Exhibit 10.1 thereto.
10.67	Amendment No. 1 to Securities Purchase Agreement, dated June 28, 2018, among Digital Power Lending, LLC, I.AM INC., David J. Krause, and Deborah J. Krause. Incorporated by reference to the Current Report on Form 8-K filed on July 2, 2018 as Exhibit 10.1 thereto.
10.68	Securities Purchase Agreement, dated July 2, 2018. Incorporated by reference to the Current Report on Form 8-K filed on July 2, 2018 as Exhibit 10.1 thereto.
10.69	Form of Amendment No. 3 Agreement, dated July 2, 2018. Incorporated by reference to the Current Report on Form 8-K filed on July 2, 2018 as Exhibit 10.2 thereto.
10.70	Form of Amendment No. 4 Agreement, dated July 2, 2018. Incorporated by reference to the Current Report on Form 8-K filed on July 2, 2018 as Exhibit 10.3 thereto.
10.71	Extension of Agreement to Organize and Operate a Joint Venture dated July 16, 2018. Incorporated by reference to the Current Report on Form 8-K filed on July 17, 2018 as Exhibit 10.1 thereto.
10.72	Amendment No. 2 to Securities Purchase Agreement, dated July 30, 2018, among Digital Power Lending, LLC, I.AM INC., David J. Krause, and Deborah J. Krause. Incorporated by reference to the Current Report on Form 8-K filed on August 3, 2018 as Exhibit 10.1 thereto.
10.73	Form of Securities Purchase Agreement, dated August 16, 2018. Incorporated by reference to the Current Report on Form 8-K filed on August 16, 2018 as Exhibit 10.1 thereto.
10.74	Form of Security and Pledge Agreement, dated August 16, 2018. Incorporated by reference to the Current Report on Form 8-K filed on August 16, 2018 as Exhibit 10.2 thereto.
10.75	Extension of Agreement to Organize and Operate a Joint Venture dated August 17, 2018. Incorporated by reference to the Current Report on Form 8-K filed on August 23, 2018 as Exhibit 10.1 thereto.
10.76	Securities Purchase Agreement, dated August 31, 2018. Incorporated by reference to the Current Report on Form 8-K filed on September 4, 2018 as Exhibit 10.1 thereto.
10.77	Form of Amendment No. 5 Agreement, dated August 31, 2018. Incorporated by reference to the Current Report on Form 8-K filed on September 4, 2018 as Exhibit 10.2 thereto.
10.78	Form of Amendment No. 6 Agreement, dated August 31, 2018. Incorporated by reference to the Current Report on Form 8-K filed on September 4, 2018 as Exhibit 10.3 thereto.

Exhibit Number	Description

10.79	Purchase Agreement Amendment, dated September 1, 2018. Incorporated by reference to the Current Report on Form 8-K filed on September 4, 2018 as Exhibit 10.1 thereto.
10.80	Amendment No. 7, dated September 25, 2018. Incorporated by reference to the Current Report on Form 8-K filed on September 25, 2018 as Exhibit 10.1 thereto.
10.81	Revolving Loan Agreement, dated October 3, 2018. Incorporated by reference to the Current Report on Form 8-K filed on October 3, 2018 as Exhibit 10.1 thereto.
10.82	Promissory Note, dated October 3, 2018. Incorporated by reference to the Current Report on Form 8-K filed on October 3, 2018 as Exhibit 10.2 thereto.
10.83	Security Agreement, dated October 3, 2018. Incorporated by reference to the Current Report on Form 8-K filed on October 3, 2018 as Exhibit 10.3 thereto.
10.84	Control Agreement, dated October 3, 2018. Incorporated by reference to the Current Report on Form 8-K filed on October 3, 2018 as Exhibit 10.4 thereto.
10.85	Intercreditor Agreement, dated October 3, 2018. Incorporated by reference to the Current Report on Form 8-K filed on October 3, 2018 as Exhibit 10.5 thereto.
10.86	Purchase Agreement Amendment, dated October 2, 2018. Incorporated by reference to the Current Report on Form 8-K filed on October 5, 2018 as Exhibit 10.1 thereto.
10.87	Management Agreement, dated October 5, 2018. Incorporated by reference to the Current Report on Form 8-K filed on October 9, 2018 as Exhibit 10.1 thereto.
10.88	Guarantee, dated October 5, 2018. Incorporated by reference to the Current Report on Form 8-K filed on October 9, 2018 as Exhibit 10.2 thereto.
10.89	Form of Securities Purchase Agreement, dated October 11, 2018. Incorporated by reference to the Current Report on Form 8-K filed on October 11, 2018 as Exhibit 10.1 thereto.
10.90	At-The-Market Issuance Sales Agreement, dated October 15, 2018, with Wilson Davis & Co., Inc. Incorporated by reference to the Current Report on Form 8-K filed on October 16, 2018 as Exhibit 10.1 thereto.
10.91	Form of Guaranty Agreement dated March 23, 2018, made by Milton C. Ault, III. Incorporated by reference to the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-3 filed on November 1, 2018 as Exhibit 10.11 thereto.
10.92	Share Exchange Agreement by and among Avalanche International Corp., MTIX, Ltd. and the Sellers signatories thereto dated March 3, 2017 (The schedules and certain exhibits to the Agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedule or exhibit ). Incorporated by reference to the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-3 filed on November 1, 2018 as Exhibit 10.12 thereto.
10.93	Loan and Security Agreement by and between Avalanche International Corp. and Digital Power Corporation dated September 6, 2017 with an effective date as of August 21, 2017. Incorporated by reference to the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-3 filed on November 1, 2018 as Exhibit 10.13 thereto.
10.94	Convertible Promissory Note dated September 6, 2017 with an effective date as of August 21, 2017 issued by Avalanche International Corp. Incorporated by reference to the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-3 filed on November 1, 2018 as Exhibit 10.14 thereto.
10.95	Common Stock Purchase Warrant dated September 6, 2017 with an effective date as of August 21, 2017 Avalanche International Corp. Incorporated by reference to the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-3 filed on November 1, 2018 as Exhibit 10.15 thereto.
10.96	Form of Guaranty Agreement dated January 10, 2018, made by Milton C. Ault, III. Incorporated by reference to the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-3 filed on November 1, 2018 as Exhibit 10.18 thereto.
10.97	Form of Personal Guaranty entered into on January 10, 2018, made by Milton C. Ault, III. Incorporated by reference to the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-3 filed on November 1, 2018 as Exhibit 10.19 thereto.
10.98	Form of Future Receivables Sale Agreement dated January 18, 2018. Incorporated by reference to the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-3 filed on November 1, 2018 as Exhibit 10.20 thereto.
10.99	Form of Security Agreement and Guaranty dated January 18, 2018, made by Philou Ventures, LLC. Incorporated by reference to the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-3 filed on November 1, 2018 as Exhibit 10.21 thereto.
10.100	Form of Agreement for the Purchase and Sale of Future Receipts entered into on January 25, 2018. Incorporated by reference to the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-3 filed on November 1, 2018 as Exhibit 10.22 thereto.
10.101	Form of Agreement for the Purchase and Sale of Future Receipts entered into on January 25, 2018. Incorporated by reference to the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-3 filed on November 1, 2018 as Exhibit 10.23 thereto.
10.102	Form of Future Receivables Sale Agreement entered into on January 25, 2018. Incorporated by reference to the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-3 filed on November 1, 2018 as Exhibit 10.24 thereto.
10.103	Form of Personal Guaranty entered into on January 25, 2018, made by Milton C. Ault, III. Incorporated by reference to the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-3 filed on November 1, 2018 as Exhibit 10.25 thereto.
10.104	Form of Personal Guaranty entered into on January 25, 2018, made by Milton C. Ault, III. Incorporated by reference to the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-3 filed on November 1, 2018 as Exhibit 10.26 thereto.
10.105	Form of Security Agreement and Guaranty entered into on January 25, 2018, made by Milton C. Ault, III, and Philou Ventures, LLC. Incorporated by reference to the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-3 filed on November 1, 2018 as Exhibit 10.27 thereto.

Exhibit Number	Description

10.106	Form of Agreement for the Purchase and Sale of Future Receipts entered into on March 23, 2018. Incorporated by reference to the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-3 filed on November 1, 2018 as Exhibit 10.28 thereto.
10.107	Form of Agreement for the Purchase and Sale of Future Receipts entered into on March 23, 2018. Incorporated by reference to the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-3 filed on November 1, 2018 as Exhibit 10.29 thereto.
10.108	Form of Personal Guaranty entered into on March 23, 2018, made by Milton C. Ault, III. Incorporated by reference to the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-3 filed on November 1, 2018 as Exhibit 10.30 thereto.
10.109	Form of Personal Guaranty entered into on March 23, 2018, made by Milton C. Ault, III. Incorporated by reference to the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-3 filed on November 1, 2018 as Exhibit 10.31 thereto.
10.110	Form of Future Receivables Sale Agreement entered into on March 27, 2018. Incorporated by reference to the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-3 filed on November 1, 2018 as Exhibit 10.32 thereto.
10.111	Form of Security Agreement and Guaranty entered into on March 27, 2018, made by Milton C. Ault, III, and Kristine Ault. Incorporated by reference to the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-3 filed on November 1, 2018 as Exhibit 10.33 thereto.
10.112	Purchase Order, dated March 14, 2018. Incorporated by reference to the Current Report on Form 8-K filed on November 8, 2018 as Exhibit 10.1 thereto.
10.113	Amendment No. 8 Agreement, dated November 16, 2018. Incorporated by reference to the Current Report on Form 8-K filed on November 16, 2018 as Exhibit 10.1 thereto.
10.114	Form of Exchange Agreement dated February 28, 2018, and executed on March 15, 2018. Incorporated by reference to the Registration Statement on Form S-3 filed on December 7, 2018 as Exhibit 10.2 thereto.
10.115	Form of Consulting Agreement dated March 22, 2018. Incorporated by reference to the Registration Statement on Form S-3 filed on December 7, 2018 as Exhibit 10.5 thereto.
10.116	Form of Escrow Agreement dated March 22, 2018. Incorporated by reference to the Registration Statement on Form S-3 filed on December 7, 2018 as Exhibit 10.6 thereto.
10.117	Form of Media Advertising Agreement dated April 27, 2018. Incorporated by reference to the Registration Statement on Form S-3 filed on December 7, 2018 as Exhibit 10.9 thereto.
10.118	Amendment No. 9 Agreement, dated December 7, 2018. Incorporated by reference to the Current Report on Form 8-K filed on December 10, 2018 as Exhibit 10.1 thereto.
10.119	Amendment No. 10 Agreement, dated December 20, 2018. Incorporated by reference to the Current Report on Form 8-K filed on December 20, 2018 as Exhibit 10.1 thereto.
10.120	$500,000 Secured Promissory Note dated as of December 28, 2018, by Enertec Systems 2001 Ltd. Incorporated by reference to the Current Report on Form 8-K filed on December 31, 2018 as Exhibit 10.1 thereto.
10.100	$200,000 Secured Promissory Note dated as of December 28, 2018, by Microphase Corporation. Incorporated by reference to the Current Report on Form 8-K filed on December 31, 2018 as Exhibit 10.2 thereto.
10.101	Personal Guaranty Agreement dated as of December 28, 2018, by Milton C. Ault III and Dominion Capital, LLC. Incorporated by reference to the Current Report on Form 8-K filed on December 31, 2018 as Exhibit 10.3 thereto.
10.102	Performance Guaranty Agreement dated as of December 28, 2018, by DPW Holdings, Inc., Microphase Corporation, Enertec Systems 2001 Ltd. and Dominion Capital, LLC. Incorporated by reference to the Current Report on Form 8-K filed on December 31, 2018 as Exhibit 10.4 thereto.
10.103	Security Agreement dated as of December 28, 2018, by Enertec Systems 2001 Ltd and Dominion Capital, LLC. Incorporated by reference to the Current Report on Form 8-K filed on December 31, 2018 as Exhibit 10.5 thereto.
10.104	Security Agreement dated as of December 28, 2018, by Microphase Corporation and Dominion Capital, LLC. Incorporated by reference to the Current Report on Form 8-K filed on December 31, 2018 as Exhibit 10.6 thereto.
10.105	Amendment No. 11 Agreement, dated January 9, 2019. Incorporated by reference to the Current Report on Form 8-K filed on January 10, 2019 as Exhibit 10.1 thereto.
10.106	Form of Exchange Agreement, dated January 23, 2019. Incorporated by reference to the Current Report on Form 8-K filed on January 24, 2019 as Exhibit 10.1 thereto.
10.107	Form of Security Agreement, dated January 23, 2019. Incorporated by reference to the Current Report on Form 8-K filed on January 24, 2019 as Exhibit 10.2 thereto.
10.108	Form of Exchange Agreement, dated February 20, 2019. Incorporated by reference to the Current Report on Form 8-K filed on February 20, 2019 as Exhibit 10.1 thereto.
10.109	Form of Securities Purchase Agreement, dated February 27, 2019. Incorporated by reference to the Current Report on Form 8-K filed on February 28, 2019 as Exhibit 10.1 thereto.
10.110	Executive Employment Agreement with Henry Nisser dated April 12, 2019. Incorporated by reference to the Current Report on Form 8-K filed on April 16, 2018 as Exhibit 10.1 thereto.
10.111	Form of Securities Purchase Agreement, dated May 13, 2019. Incorporated by reference to the Current Report on Form 8-K filed on May 20, 2019 as Exhibit 10.1 thereto.
10.112	Form of Guarantee, dated May 10, 2019. Incorporated by reference to the Current Report on Form 8-K filed on May 20, 2019 as Exhibit 10.2 thereto.

Exhibit Number	Description

10.113	Form of Note Purchase Agreement, dated May 21, 2019. Incorporated by reference to the Current Report on Form 8-K filed on May 28, 2019 as Exhibit 10.1 thereto.
10.114	Form of Promissory Note, dated May 21, 2019. Incorporated by reference to the Current Report on Form 8-K filed on May 28, 2019 as Exhibit 10.2 thereto.
10.115	Securities Purchase Agreement, dated June 18, 2019. Incorporated by reference to the Current Report on Form 8-K filed on June 18, 2019 as Exhibit 10.1 thereto.
10.116	Form of Guaranty, dated June 18, 2019. Incorporated by reference to the Current Report on Form 8-K filed on June 18, 2019 as Exhibit 10.2 thereto.
10.117	Form of Exchange Agreement, dated July 2, 2019. Incorporated by reference to the Current Report on Form 8-K filed on July 2, 2019 as Exhibit 10.1 thereto.
10.118	Form of Registration Rights Agreement, dated July 2, 2019. Incorporated by reference to the Current Report on Form 8-K filed on July 2, 2019 as Exhibit 10.2 thereto.
10.119	Form of Exchange Agreement, dated July 2, 2019. Incorporated by reference to the Current Report on Form 8-K filed on July 2, 2019 as Exhibit 10.1 thereto.
10.120	Form of Securities Purchase Agreement, dated July 3, 2019. Incorporated by reference to the Current Report on Form 8-K filed on July 5, 2019 as Exhibit 10.1 thereto.
10.121	At-The-Market Issuance Sales Agreement, dated August 6, 2019, with Ascendiant Capital Markets, LLC. Incorporated by reference to the Current Report on Form 8-K filed on August 6, 2019 as Exhibit 10.1 thereto.
10.122	Form of Subscription Agreement. Incorporated by reference to the Regulation A Offering Statement on Form 1-A filed on August 14, 2019 as Exhibit 4,1 thereto.
10.123	Form of Exchange Agreement, dated September 26, 2019. Incorporated by reference to the Current Report on Form 8-K filed on September 26, 2019 as Exhibit 10.1 thereto.
10.124	Form of Registration Rights Agreement, dated September 26, 2019. Incorporated by reference to the Current Report on Form 8-K filed on September 26, 2019 as Exhibit 10.2 thereto.
10.125	Form of Forbearance Agreement, dated September 26, 2019. Incorporated by reference to the Current Report on Form 8-K filed on September 26, 2019 as Exhibit 10.3 thereto.
10.126	Form of Exchange Agreement, dated November 4, 2019. Incorporated by reference to the Current Report on Form 8-K filed on November 4, 2019 as Exhibit 10.1 thereto.
10.127	Form of Exchange Agreement, dated November 15, 2019. Incorporated by reference to the Current Report on Form 8-K filed on November 18, 2019 as Exhibit 10.1 thereto.
10.128	Form of Securities Purchase Agreement, dated December 22, 2019. Incorporated by reference to the Current Report on Form 8-K filed on December 23, 2019 as Exhibit 10.1 thereto.
21***	List of subsidiaries.
23.1***	Consent of Marcum LLP.
23.2***	Consent of Ziv Haft, BDO member firm.
31.1***	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2***	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1****	Certification of Chief Executive and Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
**	Confidential treatment is being sought for this agreement, which has been filed separately with the SEC. The confidential portions of this Exhibit have been omitted and are marked by asterisks.
***	Filed herewith.
****	Furnished herewith.

ITEM 16.	FORM 10–K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 29, 2020

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

May 29, 2020	/s/ Milton C. Ault, III
Milton C. Ault, III, Chief Executive Officer and Executive Chairman of the Board

May 29, 2020	/s/ William B. Horne
William B. Horne, Chief Financial Officer and Director

May 29, 2020	/s/ Amos Kohn
Amos Kohn, President and Director

May 29, 2020	/s/ Robert O. Smith
Robert O. Smith, Director

May 29, 2020	/s/ Mordechai Rosenberg
Mordechai Rosenberg, Director

May 29, 2020	/s/ Jeffrey A. Bentz
Jeffrey A. Bentz, Director

May 29, 2020	/s/ Jodi Brichan
Jodi Brichan, Director

ITEM 8.	FINANCIAL STATEMENTS

DPW HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

DPW Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DPW Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We did not audit the December 31, 2019 and 2018 financial statements of Enertec Systems 2001 Ltd., a wholly-owned subsidiary, which statements reflect 28 percent and 19 percent of the total assets as of December 31, 2019 and 2018, respectively and revenues for the year ended December 31, and 2018 constituting 33 percent and 20 percent, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Enertec Systems 2001 Ltd., is based solely on the report of the other auditors.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of the guidance in ASC Topic 842, Leases

Explanatory Paragraph – Going Concern

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2016.

New York, NY

May 29, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of

ENERTEC SYSTEMS 2001 LTD

Opinion on the Financial Statements

We have audited the accompanying balance sheet of ENERTEC SYSTEMS 2001 LTD ("the company") as of December 31, 2019 and 2018, the related statements of comprehensive loss, shareholders’ equity, and cash flows for the period from May 22, 2018 to December 31, 2018 and the year ended December 31, 2019, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the period from May 22, 2018 to December 31, 2018 and the year ended December 31, 2019 in conformity with U.S. generally accepted accounting principles.

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

/s/ Ziv Haft.
Ziv Haft.
Certified Public Accountants (Isr.)
BDO Member Firm

Tel-Aviv, Israel

May 29, 2020

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$488,553	$902,329
Marketable equity securities	639,647	178,597
Accounts receivable	2,522,139	1,930,971
Accounts and other receivable, related party	1,196,379	3,887,654
Accrued revenue	2,226,570	1,353,411
Inventories, net	2,541,852	3,261,126
Prepaid expenses and other current assets	1,456,117	775,981
TOTAL CURRENT ASSETS	11,071,257	12,290,069

Intangible assets	3,206,988	4,359,798
Digital currencies	2,106	1,535
Goodwill	8,100,947	8,463,070
Property and equipment, net	2,292,195	9,313,299
Right-of-use assets	5,276,056	—
Investments - related party, net of original issue discount of nil
and $2,336,693, respectively	6,540,720	5,611,621
Investments in derivative liabilities and common stock - related party	2,128,224	3,043,499
Equity investments in private companies	261,767	480,000
Investment in limited partnership	1,969,000	1,969,000
Loans receivable	795,481	2,572,230
Other investments, related parties	832,500	862,500
Other assets	273,167	459,259
TOTAL ASSETS	$42,750,408	$49,425,880

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$15,166,164	$13,065,838
Accounts payable and accrued expenses, related party	64,604	57,752
Operating lease liability, current	714,393	—
Advances on future receipts	2,210,392	2,085,807
Short term advances, related party	1,409,331	73,761
Revolving credit facility	221,705	285,605
Notes payable, net	5,505,015	6,388,787
Notes payable, related parties	169,153	166,925
Convertible notes payable	2,732,990	6,742,494
Other current liabilities	2,027,585	1,868,402
TOTAL CURRENT LIABILITIES	30,221,332	30,735,371

LONG TERM LIABILITIES
Operating lease liability, non-current	4,677,565	—
Notes payable	482,624	483,659
Notes payable, related parties	115,164	142,059
Convertible notes payable	304,773	—

TOTAL LIABILITIES	35,801,458	31,361,089

The accompanying notes are an integral part of these consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

	December 31,
	2019	2018

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Series A Convertible Preferred Stock, $25.00 stated value per share,	7	1
$0.001 par value – 1,000,000 shares authorized; 7,040 and 1,434 shares issued and outstanding at December 31, 2019 and 2018, respectively
(redemption amount and liquidation preference of $176,000
and $35,850 as of December 31, 2019 and 2018, respectively)
Series B Convertible Preferred Stock, $10 stated value per share,	125	125
share, $0.001 par value – 500,000 shares authorized; 125,000 shares issued and outstanding at December 31, 2019 and 2018 (liquidation
preference of $1,250,000 at December 31, 2019 and 2018)
Class A Common Stock, $0.001 par value – 500,000,000 shares authorized;	3,318	101
3,318,390 and 100,910 shares issued and outstanding at December 31, 2019 and 2018, respectively
Class B Common Stock, $0.001 par value – 25,000,000 shares authorized;	—	—
nil shares issued and outstanding at December 31, 2019 and 2018
Additional paid-in capital	101,099,347	77,647,544
Accumulated deficit	(88,650,465)	(55,721,115)
Accumulated other comprehensive loss	(5,511,624)	(3,902,523)
TOTAL DPW HOLDINGS STOCKHOLDERS' EQUITY	6,940,708	18,024,133

Non-controlling interest	8,242	40,658

TOTAL STOCKHOLDERS' EQUITY	6,948,950	18,064,791

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,750,408	$49,425,880

The accompanying notes are an integral part of these consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended
	December 31,
	2019	2018

Revenue	$21,057,509	$17,762,217
Revenue, cryptocurrency mining	641,745	1,675,549
Revenue, related party	—	3,907,280
Revenue, restaurant operations	4,149,646	3,462,140
Revenue, lending activities	662,740	347,033
Total revenue	26,511,640	27,154,219
Cost of revenue	20,452,292	21,774,658
Gross profit	6,059,348	5,379,561

Operating expenses
Engineering and product development	1,861,103	1,430,538
Selling and marketing	1,631,809	3,010,790
General and administrative	19,670,995	19,842,378
Impairment of property and equipment	4,315,856	—
Impairment loss on goodwill and intangible assets	1,526,897	700,000
Provision for credit losses	4,000,000	—
(Gain) loss on digital currency	(5,515)	1,311
Total operating expenses	33,001,145	24,985,017

Loss from operations	(26,941,797)	(19,605,456)
Interest income	3,351,226	2,736,932
Interest expense	(7,262,646)	(16,190,276)
Change in fair value of marketable equity securities	(596,242)	—
Loss on extinguishment of convertible debt	(966,134)	—
Loss on issuance of warrants	(1,763,481)	—
Change in fair value of warrant liability	1,124,953	—
Loss before income taxes	(33,054,121)	(33,058,800)
Income tax benefit	108,293	76,599
Net loss	(32,945,828)	(32,982,201)
Less: Net loss attributable to non-controlling interest	32,416	748,320
Net loss attributable to DPW Holdings	(32,913,412)	(32,233,881)
Preferred deemed dividends on Series B Preferred Stock	—	(108,049)
Preferred dividends	(15,938)	—
Net loss available to common stockholders	$(32,929,350)	$(32,341,930)

Basic and diluted net loss per common share	$(22.97)	$(446.11)

Basic and diluted weighted average common shares outstanding	1,433,464	72,498

Comprehensive Loss
Loss available to common stockholders	$(32,929,350)	$(32,341,930)
Other comprehensive income (loss)
Foreign currency translation adjustment	341,774	(377,823)
Net unrealized gain (loss) on derivative securities of related party	(1,950,875)	(8,027,746)
Other comprehensive income (loss)	(1,609,101)	(8,405,569)
Total Comprehensive loss	$(34,538,451)	$(40,747,499)

The accompanying notes are an integral part of these consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity

BALANCES, January 1, 2018	478,776	$479	37,778	$38	$36,918,132	$(23,414,151)	$4,503,046	$780,737	$18,788,281
Stock based compensation:
Options	—		—	—	1,043,908	—	—	—	1,043,908
Warrants	—		—	—	93,914	—	—	—	93,914
Common stock	—		4,604	5	3,740,883	—	—	—	3,740,888
Issuance of common stock and warrants for cash	—		41,023	41	23,884,429	—	—	—	23,884,470
Issuance of common stock for conversion
of debt	—		5,281	6	2,446,111	—	—	—	2,446,117
Issuance of common stock for conversion
of short-term advances	—		4,540	4	2,819,580	—	—	—	2,819,584
Issuance of common stock upon exercise
of stock options	—		75	-	97,800	—	—	—	97,800
Issuance of common stock upon exercise
of warrants	—		2,682	3	867,163	—	—	—	867,166
Issuance of Series A preferred stock for cash	1,434	1	—	—	35,849	—	—	—	35,850
Issuance of Series B preferred stock for
conversion of short-term advances	25,000	25	—	—	249,975	—	—	—	250,000
Issuance of common stock for conversion
of Series E preferred stock	(378,776)	(379)	947	1	378	—	—	—	—
Issuance of common stock in connection
with convertible notes	—		3,425	2	1,541,106	—	—	—	1,541,108
Repurchase of common stock	—		(70)	-	(57,748)	—	—	—	(57,748)
Beneficial conversion feature in connection
with convertible notes	—		—	—	2,555,952	—	—	—	2,555,952
Fair value of warrants issued in connection
with convertible notes	—		—	—	3,408,665	—	—	—	3,408,665
Cash and stock for exchange fees and
other financing costs	—		625	1	(2,107,583)	—	—	—	(2,107,582)
Non-controlling interest from acquisition of I. AM	—		—	—	981	—	—	33,241	34,222
Non-controlling interest from Microphase	—		—	—	—	—	—	(25,000)	(25,000)
Comprehensive loss:
Net loss	—		—	—	—	(32,233,881)	—	—	(32,233,881)
Preferred deemed dividends	—		—	—	108,049	(108,049)	—	—	—
Net unrealized gain on securities
available-for-sale, net of income taxes	—		—	—	—	—	(8,027,746)	—	(8,027,746)
Foreign currency translation adjustments	—		—	—	—	34,966	(377,823)	—	(342,857)
Net loss attributable to non-controlling interest	—		—	—	—	—	—	(748,320)	(748,320)

BALANCES, December 31, 2018	126,434	$126	100,910	$101	$77,647,544	$(55,721,115)	$(3,902,523)	$40,658	$18,064,791

The accompanying notes are an integral part of these consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)

							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity

Stock based compensation:
Options	—	—	—	—	754,752	—	—	—	754,752
Common stock	—	—	69,375	69	338,550	—	—	—	338,619
Issuance of common stock for cash	—	—	2,011,005	2,012	10,951,731	—	—	—	10,953,743
Issuance of common stock in payment of
accrued liabilities	—	—	66,740	66	175,311	—	—	—	175,377
Issuance of common stock for conversion
of debt	—	—	370,473	370	4,735,925	—	—	—	4,736,295
Issuance of common stock upon exercise
of warrants	—	—	699,887	700	6,620,325	—	—	—	6,621,025
Issuance of Series A preferred stock for cash	5,606	6	—	—	140,144	—	—	—	140,150
Beneficial conversion feature in connection
with convertible notes	—	—	—	—	821,452	—	—	—	821,452
Fair value of warrants issued in connection
with convertible notes	—		—	—	200,518	—	—	—	200,518
Cash for exchange fees and other financing costs	—	—	—	—	(1,445,255)	—	—	—	(1,445,255)
Loss on debt extinguishment					158,350				158,350
Comprehensive loss:
Net loss	—		—	—	—	(32,913,412)	—	—	(32,913,412)
Preferred dividends	—	—	—	—	—	(15,938)	—	—	(15,938)
Net unrealized loss on derivatives
in related party	—	—	—	—	—	—	(1,950,875)	—	(1,950,875)
Foreign currency translation adjustments	—	—	—	—	—	—	341,774	—	341,774
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(32,416)	(32,416)

BALANCES, December 31, 2019	132,040	$132	3,318,390	$3,318	$101,099,347	$(88,650,465)	$(5,511,624)	$8,242	$6,948,950

The above Consolidated Statements of Stockholders’ Equity reflects a 1 for 40 reverse stock split effective August 5, 2019, see Note 1 for further information.

The accompanying notes are an integral part of these consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(32,945,828)	$(32,982,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,962,435	2,447,249
Amortization	502,656	459,656
Amortization of right-of-use assets	1,025,053	—
Interest expense – debt discount	3,709,993	11,191,055
Fair value in excess of proceeds upon issuance of warrants	1,763,481	—
Change in fair value of warrant liability	(1,124,953)	—
Accretion of original issue discount on notes receivable – related party	(2,277,777)	(2,004,358)
Accretion of original issue discount on notes receivable	(90,489)	(175,921)
Accretion of interest income on notes receivable – related party	(1,021,158)	—
Stock-based compensation	1,583,991	4,719,266
Impairment of property and equipment	4,315,856	—
Impairment of intangible assets	780,692	700,000
Impairment of goodwill	746,205	—
Realized (gains) losses on sale of digital currencies	(524)	127,602
Realized (gains) losses on sale of marketable securities	(95,340)	175,405
Realized losses on equity securities in private companies	215,813	—
Unrealized (gains) losses on marketable equity securities	(258,905)	77,133
Unrealized gains on equity securities – related party	276,450	—
Unrealized gains on equity securities	363,996	—
Provision for loan losses	5,550,000	—
Changes in operating assets and liabilities:
Accounts receivable	(533,065)	2,754,631
Accounts receivable, related party	2,691,275	(3,713,903)
Accrued revenue	(737,960)	(1,353,411)
Digital currencies	(647,260)	(1,633,630)
Inventories	836,924	13,137
Prepaid expenses and other current assets	(1,134,576)	1,210,933
Other assets	(221,264)	(232,442)
Accounts payable and accrued expenses	4,157,998	6,850,263
Accounts payable, related parties	6,852	(12,103)
Other current liabilities	212,544	959,235
Lease liabilities	(909,151)	—

Net cash used in operating activities	(10,296,036)	(10,422,404)

Cash flows from investing activities:
Purchase of property and equipment	(201,360)	(8,919,532)
Loss on disposition of asset	—	22,172
Purchase of intangible asset	—	(3,025)
Purchase of Enertec	—	(4,936,562)
Cash received on acquisitions	—	293,041
Investments – related party	(1,600,164)	(1,244,353)
Related party investment in real property	—	(1,969,000)
Investments in warrants and common stock - related party	(1,130,567)	(2,672,510)
Investments in marketable equity securities	—	(858,458)
Sales of marketable equity securities	580,721	2,188,292
Sales of digital currencies	—	64,587
Investments - others	—	(25,000)
Proceeds from loans to related parties	—	12,520
Investments in debt and equity securities	(511,743)	(2,571,100)

Net cash used in investing activities	$(2,863,113)	$(20,618,928)

The accompanying notes are an integral part of these consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the Years Ended December 31,
	2019	2018

Cash flows from financing activities:
Gross proceeds from sales of common stock and warrants	$17,028,605	$23,884,470
Repurchase of common stock	—	(57,747)
Proceeds from issuance of Series A Convertible Preferred Stock	131,741	33,699
Financing cost in connection with sales of equity securities	(1,445,255)	(2,107,582)
Proceeds from stock option exercises	—	97,800
Proceeds from warrant exercises	127,000	867,166
Proceeds from convertible notes payable	500,000	11,550,000
Proceeds from notes payable	5,230,418	12,994,999
Proceeds from short-term advances – related party	1,305,570	136,761
Proceeds from short-term advances	—	762,000
Payments on short-term advances	—	(646,500)
Payments on notes payable – related party	—	(333)
Payments on short-term advances – related party	—	(13,000)
Payments on notes payable	(2,117,252)	(12,133,140)
Payments on convertible notes payable	(7,069,547)	(2,362,281)
Proceeds from advances on future receipts	941,804	3,350,277
Payments on advances on future receipts	(1,590,925)	(5,505,079)
Payments of preferred dividends	(15,938)	—
Payments on revolving credit facilities, net	(101,018)	(313,822)

Net cash provided by financing activities	12,925,203	30,537,688

Effect of exchange rate changes on cash and cash equivalents	(179,830)	(72,174)

Net decrease in cash and cash equivalents	(413,776)	(575,818)

Cash and cash equivalents at beginning of period	902,329	1,478,147

Cash and cash equivalents at end of period	$488,553	$902,329

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,867,925	$760,208

Non-cash investing and financing activities:
Cancellation of convertible note payable into shares of common stock	$4,736,295	$2,446,116
Payment of debt with digital currency	$—	$739,967
Purchase of assets with digital currency	$—	$250,460
Payment of accounts payable with digital currency	$647,213	$449,479
Issuance of common stock for prepaid services	$—	$50,000
Issuance of common stock in payment of liability	$175,377	$—
Cancellation of short term advances into shares of common stock	$—	$2,554,167
Cancellation of short term advances, related party into shares
of common stock	$—	$45,000
Cancellation of short term advances, related party into shares
of Series B Preferred Stock	$—	$250,000
Conversion of loans receivable for marketable equity securities	$485,000	$—
Conversion of loans receivable for investments in warrants and
common stock - related party	$181,483	$—
Cancellation of notes payable into short term advances, related party	$30,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

1. DESCRIPTION OF BUSINESS

DPW Holdings, Inc., a Delaware corporation (“DPW” or the “Company”), formerly known as Digital Power Corporation, was incorporated in September 2017. The Company is a diversified holding company owning subsidiaries engaged in the following operating businesses: commercial and defense solutions, commercial lending, cryptocurrency blockchain mining, advanced textile technology and restaurant operations. The Company’s wholly-owned subsidiaries are Gresham Worldwide, Inc. (“GWW”), Coolisys Technologies, Inc. (“Coolisys”), Gresham Power Electronics Ltd. (f/k/a Digital Power Limited) (“Gresham Power”), Enertec Systems 2001 Ltd (“Enertec”), Digital Power Lending, LLC (“DP Lending”) and Digital Farms, Inc. (“Digital Farms”). The Company also has controlling interests in Microphase Corporation (“Microphase”) and I. AM, Inc. (“I.AM”). The Company has five reportable segments – defense solution through GWW with operations conducted by Microphase, Enertec and Gresham Power, commercial solution through Coolisys, commercial lending through DP Lending, digital currency blockchain mining through Digital Farms and restaurant operations through I.AM.

On March 14, 2019, pursuant to the authorization provided by the Company’s stockholders at a Special Meeting of Stockholders, the Company’s Board of Directors (the “Board”) approved the Certificate of Incorporation Amendment (the “COI Amendment”) to effectuate a reverse stock split of the Common Stock of the Company’s issued and outstanding number of such shares by a ratio of one-for-twenty (the “First Stock Split”). At the Company’s 2019 reconvened Annual Meeting of Stockholders, the Company’s stockholders approved a proposal permitting the Board to effectuate a second reverse stock split (the “Second Stock Split”) of the Company’s issued and outstanding Common Stock. Thereafter, on July 23, 2019, the Board approved the Second Stock Split with a ratio of one-for-forty. The Second Stock Split did not affect the number of authorized shares of Common Stock or their par value per share. As a result of the Second Stock Split, each forty shares of common stock issued and outstanding prior to the Second Stock Split were converted into one share of common stock. The Second Stock Split became effective in the State of Delaware on August 5, 2019. All share amounts in these financial statements have been updated to reflect these reverse stock splits.

2. LIQUIDITY, GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. As of December 31, 2019, the Company had cash and cash equivalents of $488,553, an accumulated deficit of $88,650,465 and a negative working capital of $19,150,075. The Company has incurred recurring losses and reported losses for the years ended December 31, 2019 and 2018, totaled $32,913,412 and $32,233,881, respectively. In the past, the Company has financed its operations principally through issuances of convertible debt, promissory notes and equity securities. During 2019, the Company continued to successfully obtain additional equity and debt financing and in restructuring existing debt.

The Company expects to continue to incur losses for the foreseeable future and needs to raise additional capital to continue its business development initiatives and to support its working capital requirements. On April 2, 2019, the Company received gross proceeds of approximately $7 million in a public offering of its securities (see Note 22). Subsequent to December 31, 2019, the Company entered into a Master Exchange Agreement with an entity that, subject to shareholder approval, has agreed to purchase up to approximately $7.7 million in certain promissory notes previously issued by the Company. Further, as a result of temporary restaurant closures in San Diego, California, and the deteriorating business conditions at the Company’s cryptocurrency mining operations, the Company concluded that discontinuing these operations was ultimately in its best interest (see Note 26). Management believes that the Company has access to capital resources through potential public or private issuances of debt or equity securities. However, if the Company is unable to raise additional capital, which could be adversely affected by the recent outbreak of COVID-19, it may be required to curtail operations and take additional measures to reduce costs, including reducing its workforce, eliminating outside consultants and reducing legal fees to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of DPW and its wholly-owned subsidiaries, Digital Power Corporation, Gresham Power, Enertec, DP Lending and Digital Farms and its majority-owned subsidiaries, Microphase and I.AM. All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting Estimates

The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates, judgments and assumptions. The Company's management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Key estimates include acquisition accounting, fair value of certain financial instruments, reserves for trade receivables and inventories, carrying amounts of investments, carrying amounts of digital currencies, accruals of certain liabilities including product warranties, useful lives and the recoverability of long-lived assets, impairment analysis of intangibles and goodwill, and deferred income taxes and related valuation allowance.

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

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

The Company’s disaggregated revenues consist of the following for the year ended December 31, 2019:

	Year ended December 31, 2019

	GWW	Coolisys	DP Lending	Digital Farms	I.AM	Total

Primary Geographical
Markets
North America	$4,342,565	$5,276,096	$662,740	$641,745	$4,149,646	$15,072,792
Europe	1,672,489	5,767	—	—	—	1,678,256
Middle East	8,659,675	21,348	—	—	—	8,681,023
Other	557,114	522,455	—	—	—	1,079,569
	$15,231,843	$5,825,666	$662,740	$641,745	$4,149,646	$26,511,640

Major Goods
RF/Microwave Filters	$2,245,748	$—	$—	$—	$—	$2,245,748
Detector logarithmic
video amplifiers	558,155	—	—	—	—	558,155
Power Supply Units	1,656,162	5,825,666	—	—	—	7,481,828
Power Supply Systems	1,920,594	—	—	—	—	1,920,594
Healthcare diagnostic systems	1,711,050	—	—	—	—	1,711,050
Defense systems	7,140,134	—	—	—	—	7,140,134
Digital Currency Mining	—	—	—	641,745	—	641,745
Restaurant operations	—	—	—	—	4,149,646	4,149,646
Lending activities	—	—	662,740	—	—	662,740
	$15,231,843	$5,825,666	$662,740	$641,745	$4,149,646	$26,511,640

Timing of Revenue
Recognition
Goods transferred at a
a point in time	$6,243,758	$5,825,666	$662,740	$641,745	$4,149,646	$17,523,555
Services transferred over time	8,988,085	—	—	—	—	8,988,085
	$15,231,843	$5,825,666	$662,740	$641,745	$4,149,646	$26,511,640

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

DECEMBER 31, 2019

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

For manufacturing services, which include revenues generated by Enertec and in certain instances revenues generated by Gresham Power, the Company’s performance obligation for manufacturing services is satisfied over time as the Company creates or enhances an asset based on criteria that are unique to the customer and that the customer controls as the asset is created or enhanced. Generally, the Company recognizes revenue based upon proportional performance over time using a cost to cost method which measures progress based on the costs incurred to total expected costs in satisfying its performance obligation. This method provides a depiction of the progress in providing the manufacturing service because there is a direct relationship between the costs incurred by the Company and the transfer of the manufacturing service to the customer. Manufacturing services that are recognized based upon the proportional performance method are included in the above table as services transferred over time and to the extent the customer has not been invoiced for these revenues, as accrued revenue in the accompanying consolidated balance sheets. Revisions to the Company’s estimates may result in increases or decreases to revenues and income and are reflected in the consolidated financial statements in the periods in which they are first identified.

The Company has elected the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component to the extent that the period between when the Company transfers its promised good or service to the customer and when the customer pays in one year or less.

The aggregate amount of the transaction price allocated to the performance obligation that is partially unsatisfied as of December 31, 2019, for the MLSE units was approximately $48 million, representing 24 MLSE units. Based on our expectations regarding funding of the production process and our experience building the first machines, the Company expects to recognize the remaining revenue related to the partially unsatisfied performance obligation over the next three years. The Company will be paid in installments for this performance obligation over the next three years.

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

DECEMBER 31, 2019

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

We intend to use the digital assets primarily for operating expenses of Digital Farms. Historically, the Company used digital assets for debt reduction, capital purchases, consulting fees, data center costs and other operating expenses. Digital Farms’ operations were discontinued in the first quarter of 2020 (see note 26).

Restaurant Operations

The Company records revenue from restaurant sales at the time of sale, net of discounts, coupons, employee meals and complimentary meals and gift cards. Restaurant cost of sales primarily includes the cost of goods, beverages, and merchandise and disposable paper and plastic goods used in preparing and selling the Company’s menu items and exclude depreciation and amortization. Vendor allowances received in connection with the purchase of a vendor’s products are recognized as a reduction of the related food and beverage costs as earned. The restaurant operations were discontinued in the first quarter of 2020 (see note 26).

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

The financial statements of Gresham Power and Enertec, whose functional currencies have been determined to be their local currencies, the British Pound (“GBP”) and the Israeli Shekel (“ILS”), have been translated into U.S. dollars in accordance with ASC No. 830.  All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate in effect for the reporting period. The resulting translation adjustments are reported as other comprehensive income (loss) in the consolidated statement of comprehensive income (loss) and accumulated comprehensive income (loss) in statement of changes in stockholders' equity (deficit).

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company’s cash is maintained in checking accounts, money market funds and certificates of deposits with reputable financial institutions. These balances may, at times, exceed the U.S. Federal Deposit Insurance Corporation insurance limits. The Company has cash and cash equivalents of $288,428 and $409,945 at December 31, 2019 and 2018, respectively, in the United Kingdom (“U.K”) and $47,062 and $60,040, respectively, in Israel. The Company has not experienced any losses on deposits of cash and cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s receivables are recorded when billed and represent claims against third parties that will be settled in cash. The carrying amount of the Company’s receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. The Company individually reviews all accounts receivable balances and based upon an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The Company estimates the allowance for doubtful accounts based on historical collection trends, age of outstanding receivables and existing economic conditions. If events or changes in circumstances indicate that a specific receivable balance may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. A customer’s receivable balance is considered past-due based on its contractual terms. Past-due receivable balances are written-off when the Company’s internal collection efforts have been unsuccessful in collecting the amount due. Based on an assessment as of December 31, 2019 and 2018, of the collectability of invoices, accounts receivable are presented net of an allowance for doubtful accounts of $5,000 and $5,000, respectively.

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

During the years ended December 31, 2019 and 2018, the Company did not record inventory write-offs within the cost of revenue.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation. Repairs and maintenance costs are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

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

The Company tests the recorded amount of goodwill for impairment on an annual basis on December 31 of each fiscal year or more frequently if there are indicators that the carrying amount of the goodwill exceeds its carried value. At December 31, 2019, the Company had five reporting units. The Company performed a qualitative assessment and concluded that goodwill at the Company’s Coolisys and I.AM subsidiaries was impaired by a total of $746,205 based upon an assessment as of December 31, 2019. As a result of this assessment, the Company recorded an impairment of $746,205

Intangible Assets

The Company acquired amortizable intangibles assets as part of three asset purchase agreements consisting of customer lists and non-compete agreements. The Company also has the trade names and trademarks associated with the acquisition of Microphase which were determined to have an indefinite life. The Company’s intangible assets, net also include definite lived intangible assets, which are being amortized on a straight-line basis over their estimated useful lives as follows:

Useful lives (in years)
Customer list	5 - 14
Non-competition agreements	3
Domain name and other intangible assets	3

The Company reviews intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets might not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. During the years ended December 31, 2019 and 2018, the Company recorded an impairment loss of $780,692 and 700,000, respectively, as impairment indicators were noted for the periods presented in these consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

Long-Lived Assets

The long-lived assets of the Company are reviewed for impairment in accordance with ASC No. 360, Property, Plant, and Equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2019 and 2018, no impairment charges were necessary.

Warranty

The Company offers a warranty period for all its manufactured products. Warranty periods range from one to two years depending on the product. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company's warranty liability include the number of units sold, historical rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount, as necessary. As of December 31, 2019 and 2018, the Company’s accrued warranty liability was $80,412 and $86,495, respectively.

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

The Company accounts for uncertain tax positions in accordance with ASC No. 740-10-25. ASC No. 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC No. 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. To the extent that the final tax outcome of these matters is different than the amount recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense. ASC No. 740-10-25 also requires management to evaluate tax positions taken by the Company and recognize a liability if the Company has taken uncertain tax positions that more likely than not would not be sustained upon examination by applicable taxing authorities. Management of the Company has evaluated tax positions taken by the Company and has concluded that as of December 31, 2019 and 2018, there are no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability that would require disclosure in the financial statements. The Company has not yet filed its 2018 or 2019 tax returns.

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

DECEMBER 31, 2019

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

DECEMBER 31, 2019

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

Comprehensive Income (Loss)

The Company reports comprehensive loss in accordance with ASC No. 220, Comprehensive Income. This statement establishes standards for the reporting and presentation of comprehensive loss and its components in a full set of general purpose financial statements. Comprehensive loss generally represents all changes in equity during the period except those resulting from investments by, or distributions to, stockholders. The Company determined that its items of other comprehensive loss relate to changes in foreign currency translation adjustments and unrealized gains and losses in its warrants in Avalanche International Corp. (“AVLP”), a related party.

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

DECEMBER 31, 2019

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial instruments (see Note 4 and Note 7) that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurement at December 31, 2019
	Total	Level 1	Level 2	Level 3
Investments in convertible promissory note of AVLP – a related party	$6,540,720	$—	$—	$6,540,720
Investments in common stock and derivative instruments of AVLP – a related party	1,569,286	238,602	$—	1,330,684
Investment in common stock of Alzamend – a related party	558,938	—	—	558,938
Investments in marketable equity securities	639,647	639,647	—	—
Investments in warrants of public companies	9,174	—	—	9,174
Total Investments	$9,317,765	$878,249	$—	$8,439,516

	Fair Value Measurement at December 31, 2018
	Total	Level 1	Level 2	Level 3
Investments in common stock and derivative instruments of AVLP – a related party	$3,043,499	$812,858	$—	$2,230,641
Investments in marketable equity securities	178,597	178,597	—	—
Investments in warrants of public companies	34,372	—	—	34,372
Total Investments	$3,256,468	$991,455	$—	$2,265,013

We assess the inputs used to measure fair value using the three-tier hierarchy based on the extent to which inputs used in measuring fair value are observable in the market.

Debt Discounts

The Company accounts for debt discount according to ASC No. 470-20, Debt with Conversion and Other Options. Debt discounts are amortized through periodic charges to interest expense over the term of the related financial instrument using the effective interest method. During the years ended December 31, 2019 and 2018, the Company recorded amortization of debt discounts of $3,709,993 and $11,191,055, respectively.

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

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

Net Loss per Share

Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. The Company has included 6,500 warrants, which are exercisable for shares of the Company’s common stock on a one-for-one basis, in its earnings per share calculation for the year ended December 31, 2019. Anti-dilutive securities, which are convertible into or exercisable for the Company’s common stock, consist of the following at December 31, 2019 and 2018:

	December 31,
	2019	2018
Stock options	2,763	9,325
Warrants (1)	72,518	23,410
Convertible notes	1,252,163	24,991
Conversion of preferred stock	2,232	2,232
Total	1,329,676	59,958

(1)	The Company has excluded 6,500 warrants issued in April 2019, which may be exercised by means of a cashless exercise into 6,500 shares of the Company’s common stock, in its anti-dilutive securities but included the warrants in its weighted average shares outstanding.

Reclassifications

Certain prior year amounts have been reclassified for comparative purposes to conform to the current-year financial statement presentation. These reclassifications had no effect on previously reported results of operations. In addition, certain prior year amounts from the restated amounts have been reclassified for consistency with the current period presentation.

Recently Issued and Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), in order to increase transparency and comparability among organizations by, among other provisions, recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous U.S. GAAP. For public companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. In transition, entities may also elect a package of practical expedients that must be applied in its entirety to all leases commencing before the adoption date, unless the lease is modified, and permits entities to not reassess (a) the existence of a lease, (b) lease classification or (c) determination of initial direct costs, as of the adoption date, which effectively allows entities to carryforward accounting conclusions under previous U.S. GAAP. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities an optional transition method to apply the guidance under Topic 842 as of the adoption date, rather than as of the earliest period presented. The Company adopted Topic 842 on January 1, 2019, using the optional transition method to apply the new guidance as of January 1, 2019, rather than as of the earliest period presented, and elected the package of practical expedients described above. Upon adoption the Company recognized cumulative operating lease liabilities and operating right-of-use assets of approximately $4.2 million. The adoption did not have any impact on retained earnings.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

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

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, (“ASU 2018-07”). ASU 2018-07 simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under ASU 2018-07, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The changes took effect for public companies for fiscal years starting after December 15, 2018, including interim periods within that fiscal year. The Company adopted this standard on January 1, 2019, and the adoption did not have any impact on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the update. The Company adopted ASU 2018-13 on January 1, 2020 and its adoption did not have any impact on the Company’s consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

4. Marketable Securities

Marketable securities in equity securities with readily determinable market prices consisted of the following as of December 31, 2019 and 2018:

	Marketable equity securities at December 31, 2019
		Gross unrealized	Gross realized
	Cost	gains (losses)	gains (losses)	Fair value
Common shares	$423,025	$216,622	$—	$639,647

	Marketable equity securities at December 31, 2018
		Gross unrealized	Gross realized
	Cost	gains (losses)	gains (losses)	Fair value
Common shares	$220,880	$(42,283)	$—	$178,597

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

The following table presents additional information about marketable equity securities:

Marketable
Equity Securities
Balance at January 1, 2018	$1,834,570
Purchases of marketable equity securities	858,458
Sales of marketable equity securities	(2,188,292)
Realized losses on marketable equity securities	(175,405)
Unrealized losses on marketable equity securities	(150,734)
Balance at December 31, 2018	$178,597
Purchases of marketable equity securities	485,000
Marketable equity securities received upon warrant exercise	381
Marketable equity securities received upon conversion of preferred stock	202,145
Sales of marketable equity securities	(580,721)
Realized gains on marketable equity securities	95,340
Unrealized gains on marketable equity securities	258,905
Balance at December 31, 2019	$639,647

At December 31, 2019 and 2018, the Company had invested in the marketable equity securities of certain publicly traded companies. During the year ended December 31, 2019, unrealized gains of $258,905 were included in net income as a component of change in fair value of equity securities. The Company’s investment in marketable equity securities will be revalued on each balance sheet date.  The fair value of the Company’s holdings in marketable equity securities at December 31, 2019 and 2018 is a Level 1 measurement based on quoted prices in an active market.

At December 31, 2019 and 2018, the Company also held equity investments in private companies and an investment in a limited partnership. These investments do not have readily determinable fair values and have been measured at cost less impairment, if any, and adjusted for observable price changes for identical or similar investments of the issuer.

5. INVENTORIES

At December 31, 2019 and 2018, inventories consist of:

	2019	2018
Raw materials, parts and supplies	$1,582,423	$2,026,839
Work-in-progress	534,937	483,706
Finished products	424,492	750,581
Total inventories	$2,541,852	$3,261,126

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

6. PROPERTY AND EQUIPMENT, NET

At December 31, 2019 and 2018, property and equipment consist of:

	2019	2018
Cryptocurrency machines and related equipment	$567,216	$9,168,928
Computer, software and related equipment	2,542,399	2,495,470
Restaurant equipment	763,275	752,103
Office furniture and equipment	441,613	287,583
Leasehold improvements	1,339,646	1,274,865
	5,654,149	13,978,949
Accumulated depreciation and amortization	(3,361,954)	(4,665,650)
Property and equipment, net	$2,292,195	$9,313,299

For the years ended December 31, 2019 and 2018, depreciation expense amounted to $2,962,435 and $2,447,249, respectively.

7. INTANGIBLE ASSETS, NET

At December 31, 2019 and 2018 intangible assets consist of:

	2019	2018
Trade name and trademark	$1,039,307	$1,562,332
Customer list	2,406,434	2,388,139
Non-competition agreements	—	150,000
Domain name and other intangible assets	641,809	762,807
	4,087,550	4,863,278
Accumulated depreciation and amortization	(880,562)	(503,480)
Intangible assets, net	$3,206,988	$4,359,798

The Company’s trade names and trademarks were determined to have an indefinite life. The remaining definite lived intangible assets are primarily being amortized on a straight-line basis over their estimated useful lives. Amortization expense was $502,656 and $459,656, respectively, for the years ended December 31, 2019 and 2018.

The customer lists are subject to amortization over their estimated useful lives, which range between 3 and 14 years. The following table presents estimated amortization expense for each of the succeeding five calendar years and thereafter.

2020	$315,885
2021	260,717
2022	203,442
2023	203,442
2024	203,442
Thereafter	980,753
$2,167,681

8. GOODWILL

The Company’s goodwill relates to the acquisition of a controlling interest in Microphase on June 2, 2017 and the acquisition of Enertec Systems 2001 Ltd. (“Enertec”) on May 22, 2018.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

9. INVESTMENTS – RELATED PARTIES

Investments in AVLP and Alzamend Neuro, Inc. (“Alzamend”) at December 31, 2019 and 2018, are comprised of the following:

	December 31,
	2019	2018
Investment in convertible promissory note of AVLP	$9,595,079	$6,943,997
Accrued interest in convertible promissory note of AVLP	2,025,475	1,004,317
Total investment in convertible promissory note of AVLP – Gross	11,620,554	7,948,314
Less: provision for loan losses	(5,079,834)	—
Less: original issue discount	—	(2,336,693)
Total investment in convertible promissory note of AVLP	$6,540,720	$5,611,621

Investment in derivative instruments of AVLP	1,330,684	2,230,641
Investment in common stock of AVLP	238,602	812,858
Investment in common stock of Alzamend	558,938	—
Investment in derivative instruments and common stock of AVLP and Alzamend	$2,128,224	$3,043,499

Total investment in AVLP and Alzamend – Net	$8,668,944	$8,655,120

Investment in warrants and common stock of AVLP and Alzamend	$2,128,224	$3,043,499
Investment in convertible promissory note of AVLP	6,540,720	5,611,621
Total investment in AVLP and Alzamend – Net	$8,668,944	$8,655,120

The following table summarizes the changes in our investments in AVLP and Alzamend during the years ended December 31, 2019 and 2018:

	Investment in
	warrants and	Investment in	Total
	common stock	convertible	investment
	of AVLP and	promissory	in AVLP and
	Alzamend	note of AVLP	Alzamend – Net
Balance at January 1, 2018	$7,728,001	$2,332,910	$10,060,911
Investment in convertible promissory notes of AVLP	—	1,671,936	1,671,936
Payment of convertible promissory notes of AVLP	—	(1,107,500)	(1,107,500)
Investment in common stock of AVLP	417,169	—	417,169
Fair value of warrants issued by AVLP	2,255,341	—	2,255,341
Unrealized loss in warrants of AVLP	(6,926,293)	—	(6,926,293)
Unrealized loss in common stock of AVLP	(430,719)	—	(430,719)
Accretion of discount	—	2,034,358	2,034,358
Accrued Interest	—	679,917	679,917
Balance at December 31, 2018	$3,043,499	$5,611,621	$8,655,120
Investment in convertible promissory notes of AVLP	—	1,600,164	1,600,164
Investment in common stock of AVLP and Alzamend	261,132	—	261,132
Fair value of derivative instruments issued by AVLP	1,050,918	—	1,050,918
Unrealized loss in derivative instruments of AVLP	(1,950,875)	—	(1,950,875)
Unrealized loss in common stock of AVLP and Alzamend	(276,450)	—	(276,450)
Provision for loan losses	—	(4,000,000)	(4,000,000)
Accretion of discount	—	2,307,777	2,307,777
Accrued Interest	—	1,021,158	1,021,158
Balance at December 31, 2019	$2,128,224	$6,540,720	$8,668,944

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

The Company’s investments in AVLP, a related party controlled by Philou Ventures, LLC, or Philou, an affiliate of the Company, consist of convertible promissory notes, derivative instruments and shares of AVLP common stock. At December 31, 2019, the Company has provided loans to AVLP in the principal amount $9,595,079 and, in addition to the 12% convertible promissory notes, AVLP has issued to the Company warrants to purchase 19,190,158 shares of AVLP common stock. The warrants entitle the Company to purchase up to 19,190,158 shares of AVLP common stock at an exercise price of $0.50 per share for a period of five years. The warrants were determined by the issuer to be derivative financial instruments. At December 31, 2019 and 2018, the Company recorded a cumulative unrealized loss on its investment in warrants of AVLP of $4,364,256 and $2,413,381, respectively, representing the difference between the cost basis and the estimated fair value of the warrants in the Company’s accumulated other comprehensive income in the stockholder's equity section of the Company’s consolidated balance sheet. During the years ended December 31, 2019 and 2018, the Company recognized, in other comprehensive loss, net unrealized loss on derivative securities of related party of $1,950,875 and $6,926,293, respectively. The Company’s investment in AVLP will be revalued on each balance sheet date. The fair value of the Company’s holdings in the AVLP warrants was estimated using the Black-Scholes option-pricing method. The risk-free rate, which ranged between 1.42% and 2.60%, was derived from the U.S. Treasury yield curve, matching the term of our investment, in effect at the measurement date. The volatility factor which ranged between 68.7% and 89.4% was determined based on historical stock prices for similar technology companies with market capitalizations under $100 million. The warrant valuation is a Level 3 measurement.

In accordance with ASC No. 310, Receivables (“ASC 310”), the Company had accounted for its convertible promissory notes in AVLP at amortized cost, which represents the amount at which the convertible promissory notes were acquired, adjusted for accrued interest and accretion of original issue discount and discount attributed to the fair value of the 19,190,158 warrants that the Company received in conjunction with its investment. Interest is accreted using the effective interest method. The Company records interest on an accrual basis and recognizes it as earned in accordance with the contractual terms of the convertible promissory notes, to the extent that such amounts are expected to be collected. An aggregate of $5,822,222 of original issue discount and discount attributed to the fair value of the warrants is being amortized as interest income through the maturity date. During the years ended December 31, 2019 and 2018, the Company recorded $2,307,777 and $2,034,358, respectively, of interest income for the discount accretion. During the years ended December 31, 2019 and 2018, the Company recorded contractual interest attributed to the AVLP Notes and AVLP Loan Agreement of $1,021,158 and $679,917, respectively.

The Company evaluated the collectability of both interest and principal for the convertible promissory notes in AVLP to determine whether there was an impairment. Based on current information and events, primarily the value of the underlying conversion feature and current economic events, the Company concluded that an impairment existed at December 31, 2019 and determined that the fair value of the convertible promissory notes in AVLP was approximately $6,540,720. The Company’s determination of fair value was based upon the present value of a future liquidity event combined with the closing price of AVLP’s common stock at December 31, 2019. Based upon decreases in the closing price of the AVLP’s common stock during the quarter ended March 31, 2020, the Company expects to recognize an additional impairment charge during the first quarter of 2020. Accordingly, the Company recorded a $4,000,000 provision for credit losses. Impairment assessments require significant judgments and are based on significant assumptions related to the borrower’s credit risk, financial performance, expected sales, and estimated fair value of the collateral.

During the years ended December 31, 2019 and 2018, the Company also acquired in the open market 91,000 shares of AVLP common stock for $53,032 and 430,942 shares of AVLP common stock for $417,169, respectively. At December 31, 2019, the closing market price of AVLP’s common stock was $0.24, a decline from $0.90 at December 31, 2018. The Company has determined that its investment in AVLP marketable equity securities are accounted for in accordance with ASC No. 820, Fair Value Measurements and Disclosures and based upon the closing market price of AVLP common stock at December 31, 2019, the Company’s investment in AVLP common stock had an unrealized loss of $507,959.

In aggregate, the Company has 994,175 shares of AVLP common stock which represents 18.0% of AVLP’s outstanding shares of common stock. The Company has determined that AVLP is a variable interest entity (“VIE”) as it does not have sufficient equity at risk. The Company does not consolidate AVLP because the Company is not the primary beneficiary and does not have a controlling financial interest. To be a primary beneficiary, an entity must have the power to direct the activities of a VIE that most significantly impact the VIE's economic performance, among other factors. Although the Company has made a significant investment in AVLP, the Company has determined that Philou, which controls AVLP through the voting power conferred by its equity investment and which is deemed to be more closely associated with AVLP, is the primary beneficiary. As a result, AVLP’s financial position and results of operations are not consolidated in our financial position and results of operations.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

10. INVESTMENTS IN LIMITED PARTNERSHIP

On June 8, 2018, the Company entered into a limited partnership agreement, in which it agreed to become a limited partner in the partnership (the “NY Partnership”). The NY Partnership is a limited partner in the partnership that is responsible for the construction and related activities of a hotel in New York City. In connection with this transaction, the Company has agreed to finance a portion of the capital required by the NY Partnership. As of December 31, 2019, the Company had invested an aggregate of $1,869,000 in the NY Partnership and $100,000 in another real estate investment. The Company was initially required to make monthly capital contributions of $500,000 every thirty days until the Company’s commitment of $10 million was funded in full. The Company had received a waiver for its obligation to make monthly capital contributions through September 30, 2019 and on June 12, 2019, the agreement was restructured whereby DPW no longer has any further funding obligations until the hotel is open for business to the public.

11. OTHER INVESTMENTS, RELATED PARTIES

The Company’s other related party investments primarily consist of two investments.

MTIX, Ltd.

On December 5, 2017, the Company entered into an exchange agreement with WT Johnson pursuant to which the Company issued to WT Johnson two convertible promissory notes in the principal amounts of $600,000 (“Note A”) and $1,667,766 (“Note B”), in exchange for cancellation of amounts due to WT Johnson by MTIX Ltd., a related party of the Company.

During December 2017, the Company issued 750 shares of its common stock to WT Johnson & Sons upon the conversion of Note A and WT Johnson subsequently sold the 750 shares. The proceeds from the sale of shares of common stock received upon the conversion of Note A were sufficient to satisfy the entire $2,267,766 obligation as well as an additional $400,500 of value added tax due to WT Johnson. Concurrent with entering into the exchange agreement, the Company received a promissory note in the amount of $2,668,266 from MTIX and cancelled Note B. At December 31, 2019 and 2018, the Company has valued the note receivable at $600,000, the carrying amount of Note A. The Company will recognize the remainder of the amount due from MTIX upon payment of the promissory note by MTIX.

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

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

Under the Tenancy in Common Agreement, Coolisys and its executive officers shall have the exclusive rights to use the Property for the Company and its affiliates’ business operations. The Property shall be managed by Ms. Kohn. Further, pursuant to the Tenancy in Common Agreement, for each completed calendar month of employment of Mr. Kohn by the Company, Ms. Kohn shall have the right to purchase a portion of the Company’s interest in the Property. Such right shall fully vest at the end of five years of continuous employment and the Trustee shall have the right to purchase the Company’s 28% interest in the Property for a nominal price. The Company will amortize its $300,000 investment over ten years, subject to a cliff vesting after five years. During the years ended December 31, 2019 and 2018, the Company recognized $30,000 in amortization expense. At December 31, 2019 and 2018, the unamortized balance of the Israeli Property was $232,500 and $262,500, respectively. If Mr. Kohn is not employed by the Company, the Company shall have the right to demand that Ms. Kohn purchase the Company’s remaining interest in the Property that was not subject to vesting for the fair market value of such unvested Property interest.

12. ACQUISITIONS

Business combinations are accounted for under the acquisition method of accounting in accordance with ASC No. 805, Business Combinations. Under the acquisition method, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill is recorded to the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired less liabilities assumed at the date of acquisition. Two acquisitions were completed during 2018: Enertec and I.AM.

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

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

Components of the purchase price for acquisitions completed during the year ended December 31, 2018:

	Enertec	I. AM
Accounts receivable	$3,184,227	$29,319
Inventories	1,343,053	40,581
Property and equipment	648,649	700,291
Trade name and trademark	2,094,741	520,000
Domain name and other intangible assets	—	90,000
Other assets	29,056	1,492
Accounts payable and accrued expenses	(2,702,306)	(103,961)
Deferred tax liability	(160,311)	—
Notes payable	(4,235,725)	—
Accrued severance pay	(131,811)	—
Net liabilities assumed	69,573	1,277,722
Goodwill	4,780,526	265,252
Non-controlling interest	—	(33,242)
Purchase price	$4,850,099	$1,509,732

The following pro forma data for the year ended December 31, 2018, summarizes the results of operations for the period indicated as if the Enertec acquisition, which closed on May 23, 2018, had been completed as of the beginning of the period presented. The pro forma data gives effect to actual operating results prior to the acquisition. These pro forma amounts do not purport to be indicative of the results that would have been obtained if the acquisition occurred as of the beginning of the period presented or that may be obtained in future periods:

For the Year Ended
December 31, 2018
Total Revenue	$28,691,641
Net loss	$(35,627,242)
Less: Net loss attributable
to non-controlling interest	748,320
Net loss attributable to DPW Holdings	(34,878,922)
Preferred deemed dividends on Series B
Preferred Stock	(108,049)
Net loss available to common stockholders	$(34,986,971)

Basic and diluted net loss per common share	$(482.60)

Basic and diluted weighted average
common shares outstanding	72,498

Comprehensive Loss
Loss available to common shareholders	$(34,986,971)
Other comprehensive income (loss)
Change in net foreign currency
translation adjustments	(377,823)
Net unrealized loss on derivative
securities of related party	(8,027,746)
Other comprehensive income (loss)	(8,405,569)
Total Comprehensive loss	$(43,392,540)

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

13. STOCK-BASED COMPENSATION

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

Options granted under the Plans have an exercise price equal to or greater than the fair value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant. Typically, options granted generally become fully vested after four years. Any options that are forfeited or cancelled before expiration become available for future grants. The options expire between 5 and 10 years from the date of grant. Restricted stock awards granted under the Plans are subject to a vesting period determined at the date of grant. As of December 31, 2019, an aggregate of 103,105 of the Company's options are still available for future grant.

During the year ended December 31, 2019, the Company did not grant any options under the Plans and during the year ended December 31, 2018, the Company granted 1,250 options to its employees from the Plans and also granted 3,622 options outside of the Plans. These options become fully vested after four years. The Company estimated that the grant date fair value of options granted utilizing the Black-Scholes option pricing model during the year ended December 31, 2018 was $513,510, which is being recognized as stock-based compensation expense over the requisite four-year service period. During the years ended December 31, 2019 and 2018, the Company also issued 69,375 and 1,979, respectively, shares of common stock to its consultants and service providers. The grant date fair value of these shares amounted to $338,619 and $2,640,102 respectively, which was determined from the closing price of the Company’s common stock on the date of issuance.

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

During the year ended December 31, 2018, the Company estimated the fair value of stock options granted using the Black-Scholes option pricing model with the following weighted average assumptions:

Year Ended
December 31, 2018
Weighted average risk-free interest rate	2.41% — 2.80%
Weighted average life (in years)	4.7
Volatility	124.7% — 131.7%
Expected dividend yield	0%
Weighted average grant-date fair value per share of options granted	$624.33

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

The options outstanding as of December 31, 2019, have been classified by exercise price, as follows:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$480.00 - $560.00	1,169	6.14	$542.67	630	$543.72
$1,056.00 - $1,104.00	188	7.92	$1,104.00	98	$1,104.00
$1,208.00 - $1,352.00	31	3.63	$1,339.20	31	$1,339.20
$480.00 - $1,352.00	1,388	6.33	$636.47	759	$648.62

Issuances outside of Plans
$640.00 - $1,856.00	1,375	4.78	$827.64	313	$921.60

Total Options
$480.00 - 1,856.00	2,763	5.56	$731.62	1,072	$728.26

On December 31, 2019 and 2018, there was no aggregate intrinsic value of stock options that were outstanding and exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the fair value of such awards as of the period-end date

The total stock-based compensation expense related to stock options and stock awards issued pursuant to the Plans to the Company’s employees, consultants and directors, included in reported net loss for the years ended December 31, 2019 and 2018, is comprised as follows:

	Years Ended December 31,
	2019	2018
Cost of revenues	$-	$4,874
Engineering and product development	-	13,650
Selling and marketing	-	11,922
General and administrative	715,877	2,921,532
Stock-based compensation from Plans	$715,877	$2,951,978
Stock-based compensation from issuances
outside of Plans	868,114	1,767,287
Total Stock-based compensation	$1,583,991	$4,719,265

The combination of stock-based compensation of $715,877 from the issuances of equity-based awards pursuant to the Plans and stock-based compensation attributed to stock awards of $253,019 and options of $615,095, which were issued outside of the Plans, resulted in aggregate stock-based compensation of $1,583,991 during the year ended December 31, 2019.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

A summary of option activity under the Company's stock option plans as of December 31, 2019 and 2018, and changes during the years ended are as follows:

		Outstanding Options
				Weighted
			Weighted	Average
	Shares		Average	Remaining	Aggregate
	Available	Number	Exercise	Contractual	Intrinsic
	for Grant	of Shares	Price	Life (years)	Value
January 1, 2018	3,174	3,428	$617.20	8.80	$6,688
Adoption of 2018 SIP	12,500	—
Restricted stock awards	(1,979)	—
Granted	(1,250)	1,250	$560.00
Forfeited [1]	250	(275)	$810.80
Exercised	—	(75)	$1,304.00
January 1, 2019	12,695	4,328	$576.40	7.52	$0
Amendment to 2018 SIP	162,500	—
Restricted stock awards	(75,000)	—
Forfeited [1]	2,910	(2,940)	$853.47
December 31, 2019	103,105	1,388	$636.47	6.33	$0

1 Includes options that were issued pursuant to the Company’s 2002 Plan and are not available for future issuance.

As of December 31, 2019, there was $281,288 of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted average period of 2.35 years.

14. WARRANTS

During the years ended December 31, 2019 and 2018, the Company issued a total of 777,822 warrants at an average exercise price of $30.55 per share.

Warrant issuances during 2018

During the year ended December 31, 2018, the Company issued a total of 18,379 warrants at an average exercise price of $868 per share.

(i)	On January 23, 2018, the Company issued warrants to purchase an aggregate of 781 shares of common stock at an exercise price equal to $1,760 per share of common stock in connection with the issuance of a 10% senior convertible promissory note in the aggregate principal amount of $1,250,000 (see Note 20).

(ii)	On January 25, 2018, the Company entered into three agreements for the Purchase and Sale of Future Receipt, pursuant to which the Company sold up to (i) $562,125 of the Company’s future receipts for a purchase price of $375,000, (ii) $337,275 in future receipts for a purchase price of $225,000 and (iii) $118,000 in future receipts for a purchase price of $100,000. Under the terms of these agreements, the Company issued warrants to purchase an aggregate of 140 shares of common stock at an exercise price of $1,800 per share of common stock and warrants to purchase 203 shares of common stock at an exercise price of $2,000 per share of common stock (see Note 18).

(iii)	On March 22, 2018, the Company issued warrants to purchase an aggregate of 1,563 shares of common stock at an exercise price equal to $920 per share of common stock in connection with the issuance of a promissory note in the principal amount of $2,100,000 with a term of two months, subject to the Company’s ability to prepay within one month (see Note 18).

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

(iv)	On March 23, 2018, the Company entered into a securities purchase agreement to sell and issue a 12% promissory note in the principal amount of $1,000,000 and a warrant to purchase 375 shares of common stock to an accredited investor. Since the promissory note was not paid in full on or before May 23, 2018, the Company issued an additional warrant to purchase 188 shares of common stock, at an exercise price of $920 per share of common stock for a total of 563 warrants (see Note 18).

(v)	On April 16, 2018, the Company issued warrants to purchase an aggregate of 1,243 shares of common stock at an exercise price equal to $1,040 per share of common stock in connection with the issuance of 12% secured convertible promissory notes in the aggregate principal amount of $1,722,222 (see Note 20).

(vi)	On April 24, 2018, the Company issued warrants to purchase 446 shares of common stock, at an exercise price of $560 per share of common stock, in connection with the Preferred Stock Purchase Agreement to purchase 25,000 shares of Series B Preferred Stock by Philou (see Note 22).

(vii)	On October 5, 2017, Ault & Company purchased 94 shares of the Company’s common stock at $480 per share and a warrant to purchase up to 94 shares of the Company’s common stock at $480 per share for an aggregate purchase price of $45,000. The shares and warrants were issued by the Company on May 8, 2018, the date all necessary approvals to issue the shares were received. Ault & Company is controlled by Mr. Milton Ault, the Company’s Chairman and Chief Executive Officer (see Note 22).

(viii)	On May 15, 2018, the Company entered into securities purchase agreements with certain investors in which it sold an aggregate of 9,614 shares of its common stock for aggregate consideration of $6,000,000. In connection with this financing, the Company issued (i) five-year warrants to purchase 2,404 shares of the Company’s Class A common stock and (ii) five-year warrants to purchase 7,211 shares of the Company’s Class A common stock. The warrants were issued at an exercise price of $752 per share of common stock (see Note 22).

(ix)	On May 15, 2018, the Company entered into a securities purchase agreement with an institutional investor to sell and issue a senior secured convertible promissory note with a principal face amount of $6,000,000 and (i) a five-year warrant to purchase 1,389 shares of the Company’s Class A common stock at an exercise price of $1,080 per share of Class A common stock (the “Series A Warrant”) and (ii) a five-year warrant to purchase 2,155 shares of the Company’s Class B common stock at an exercise price of $696 per share of Class A common stock (see Note 20). In connection with the financing, the Company issued the placement agent a warrant to purchase 188 shares of common stock with an exercise price of $800.

Warrant issuances during 2019

During the year ended December 31, 2019, the Company issued a total of 759,443 warrants at an average exercise price of $10.28 per share.

(i)	On April 2, 2019, the Company issued warrants to purchase an aggregate of 388,888 shares of Common Stock at an initial exercise price of $18.00 per share and (the “Common Warrants”) and (b) pre-funded warrants to purchase up to 317,500 shares of our Common Stock at an initial exercise price of $0.40 per share (the “Pre-Funded Warrants”) in connection with an underwriting agreement with A.G.P./Alliance Global Partners (the “Underwriter”). In addition, the Company has also issued the Underwriter a warrant to purchase a maximum of 15,555 additional shares of common stock at an initial exercise price of $19.80 per share (see Note 22).

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

(ii)	On May 20, 2019, the Company issued warrants to purchase an aggregate of 12,500 shares of common stock at an exercise price equal to $12.00 per share of common stock in connection with the issuance of a 4% Original Issue Discount Convertible Promissory Note in the aggregate principal amount of $660,000 (see Note 20).

(iii)	On July 3, 2019, the Company issued warrants to purchase an aggregate of 25,000 shares of common stock at an exercise price equal to $8.80 per share of common stock in connection with the issuance of a 12% Convertible Promissory Note in the aggregate principal amount of $1,492,000 (see Note 20).

The following table summarizes information about common stock warrants outstanding at December 31, 2019:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$—	6,500	4.25	$—	6,500	$—
$8.00	397	6.84	$8.00	397	$8.00
$8.80	25,000	4.50	$8.80	25,000	$8.80
$12.00	12,500	4.36	$12.00	12,500	$12.00
$19.80	15,555	4.25	$19.80	15,555	$19.80
$440.00	355	2.86	$440.00	355	$440.00
$480.00	94	3.33	$480.00	94	$480.00
$528.00	186	2.84	$528.00	186	$528.00
$560.00	2,657	2.87	$560.00	2,657	$560.00
$600.00	170	2.37	$600.00	170	$600.00
$640.00	200	2.32	$640.00	200	$640.00
$752.00	9,614	3.38	$752.00	9,614	$752.00
$800.00	350	2.94	$800.00	350	$800.00
$880.00	947	1.67	$880.00	947	$880.00
$920.00	2,126	3.24	$920.00	2,126	$920.00
$1,040.00	1,243	3.29	$1,040.00	1,243	$1,040.00
$1,760.00	781	3.06	$1,760.00	781	$1,760.00
$1,800.00	140	3.07	$1,800.00	140	$1,800.00
$2,000.00	203	3.07	$2,000.00	203	$2,000.00
$8.00 - $2,000.00	79,018	3.74	$206.57	79,018	$206.57

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

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

The Company utilized the Black-Scholes option pricing model and the assumptions used during the years ended December 31, 2019 and 2018:

	2019	2018
Weighted average risk free interest rate	1.75% — 2.28%	2.41% — 2.94%
Weighted average life (in years)	5.0	4.8
Volatility	85.5% — 87.5%	124.8% — 138.4%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of warrants granted	$10.34	$629.64

15. OTHER CURRENT LIABILITIES

Other current liabilities at December 31, 2019 and 2018 consist of:

	2019	2018
Accrued payroll and payroll taxes	$1,719,429	$1,497,470
Warranty liability	80,412	86,495
Other accrued expenses	227,744	284,437
	$2,027,585	$1,868,402

16. LEASES

We have operating leases for office space and restaurant locations. Our leases have remaining lease terms of 4 months to 11 years, some of which may include options to extend the leases perpetually, and some of which may include options to terminate the leases within 1 year.

The following table provides a summary of leases by balance sheet category as of December 31, 2019:

December 31, 2019
Operating right-of-use assets	$5,276,056
Operating lease liability - current	714,393
Operating lease liability - non-current	4,677,565

The components of lease expenses for the year ended December 31, 2019, were as follows:

Year Ended
December 31, 2019
Operating lease cost	$934,766
Short-term lease cost	-
Variable lease cost	468,655

The following tables provides a summary of other information related to leases for the year ended December 31, 2019:

December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,291,919
Right-of-use assets obtained in exchange for new operating lease liabilities	$-
Weighted-average remaining lease term - operating leases	7.8 years
Weighted-average discount rate - operating leases	10%

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

The Company determined that using a discount rate of 10% is reasonable, as this is consistent with the mortgage rates for commercial properties for the time period commensurate with the terms of the leases.

Maturity of lease liabilities under our non-cancellable operating leases as of December 31, 2019, are as follows:

Payments due by period
2020	$1,220,437
2021	1,094,515
2022	929,674
2023	943,159
2024	914,942
Thereafter	2,746,189
Total lease payments	7,848,916
Less interest	(2,456,959)
Present value of lease liabilities	$5,391,957

17. ADVANCES ON FUTURE RECEIPTS

During 2018, the Company received funding as a result of entering into multiple Agreements for the Purchase and Sale of Future Receipts (the “Agreements on Future Receipts”) pursuant to which the Company sold in the aggregate $5,632,400 in future receipts for a purchase price of $4,100,000. During 2019, the Company entered into six additional Agreements on Future Receipts and sold in the aggregate $1,517,847 in future receipts of the Company for $1,017,170. Future receipts include cash, check, ACH, credit card, debit card, bank card, charge card or other form of monetary payment. The Agreements on Future Receipts have been personally guaranteed by the Company’s Chief Executive Officer and in one instance has also been guaranteed by Philou.

During the years ended December 31, 2019 and 2018, based upon the difference between the amount of future receipts sold and the actual proceeds received, the Company recorded a discount in the amount of $500,677 and $1,651,193, respectively, in connection with these agreements. Under the terms of the agreements entered into during the year ended December 31, 2018, the Company also issued warrants to purchase an aggregate of 140 shares of common stock at an exercise price of $1,800 per share of common stock and warrants to purchase 203 shares of common stock at an exercise price of $2,000 per share of common stock. The Company recorded an additional discount of $258,370 based on the estimated fair value of these warrants. The Company computed the fair value of these warrants using the Black-Scholes option pricing model. These discounts were reflected as a reduction on the outstanding liability and were amortized as non-cash interest expense over the term of the agreement. During the years ended December 31, 2019 and 2018, non-cash interest expense of $495,361 and $2,489,403, respectively, was recorded from the amortization of debt discounts.

The Company has defaulted on certain prior repayment obligations on these Agreements on Future Receipts but has received a forbearance on the repayment of the outstanding amount until May 5, 2020.

18. NOTES PAYABLE

Notes Payable at December 31, 2019 and 2018, are comprised of the following.

	December 31,
	2019	2018
Dominion June 2019 short-term promissory note	$2,510,173	$—
12% short-term promissory note	—	1,000,000
Other short-term notes payable	1,020,199	1,033,553
12% September short-term promissory notes	—	789,473
8% short-term promissory notes	318,150	1,272,600
October short-term promissory note	—	565,000
Notes payable to Wells Fargo	290,560	291,988
Note payable to Dept. of Economic and Community Development	229,096	260,169
Microphase short-term promissory note	—	200,000
Note payable to Power-Plus Member	13,250	13,250
Note payable to People's United Bank	16,890	18,589
Enertec Short term bank credit	1,622,337	1,586,864
Total notes payable	6,020,655	7,031,486
Less:
Unamortized debt discounts	(29,348)	(151,499)
Unamortized financing cost	(3,668)	(7,541)
Total notes payable, net of financing cost	$5,987,639	$6,872,446
Less: current portion	(5,505,015)	(6,388,787)
Notes payable – long-term portion	$482,624	$483,659

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

Dominion Short-Term Promissory Note

On June 18, 2019, the Company entered into a securities purchase agreement with Dominion Capital, LLC, a Connecticut limited liability company (“Dominion”), to sell a 10% senior secured promissory note with a principal face amount of $2,900,000 and issue 12,500 shares of the Company’s common stock. In addition, Ault & Company has guaranteed the prompt and complete payment and performance of the obligations of the Company pursuant to this senior secured promissory note. The Dominion short-term promissory note has a principal face amount of $2,900,000 with a purchase price of $2,800,000, and bears interest at 10% per annum. Pursuant to the terms of the note, the Company was required to make six monthly amortization payments beginning on July 18, 2019. The Company did not make these payments and this note was in default at December 31, 2019. On February 10, 2020, the Dominion Short-Term Promissory Note was acquired pursuant to the terms of a Master Exchange Agreement (see note 26).

12% Short-Term Promissory Note

On March 23, 2018, the Company entered into a securities purchase agreement pursuant to which it issued a 12% promissory note and warrants to purchase 563 shares of common stock to an accredited investor. The promissory note was issued with a 10% OID. The promissory note was in the principal amount of $1,000,000, was sold for $900,000, accrued simple interest at 12% and was due on June 22, 2018. The exercise price of the warrant is $920.00 per share. The Company recorded debt discount in the amount of $271,565 based on the estimated fair value of these warrants. The Company computed the fair value of these warrants using the Black-Scholes option pricing model. The debt discount was amortized as non-cash interest expense over the term of the debt. The 12% promissory note was unsecured by any of the Company’s assets but was guaranteed by our Chief Executive Officer. On July 3, 2019, the Company entered into an exchange agreement with the institutional investor pursuant to which the Company issued the 12% July 2019 convertible promissory note (see note 20).

Other Short-Term Notes Payable

During the years ended December 31, 2019 and 2018, the Company entered into the following short-term promissory notes:

(i)	On June 8, 2018, the Company issued a promissory note in the aggregate principal face amount of $511,750 to an accredited investor. The promissory note included an OID of $66,750 resulting in net proceeds to the Company of $445,000 and was due and payable on July 9, 2018. At December 31, 2018, the outstanding principal balance on this note was $54,750 and since payment was not made on the specified maturity date this unsecured promissory note was in default. During the year ended December 31, 2019, the Company paid the remaining outstanding balance of $54,750.

(ii)	On July 13, 2018, the Company issued a 15% promissory note in the principal amount of $176,000 to an accredited investor. This promissory note included an OID of $16,000 and debt issuance costs of $5,000, resulting in net proceeds of $155,000. At December 31, 2018, the outstanding balance on this note was $124,303. The principal and accrued interest on this note was due and payable on October 11, 2018 and was in default at December 31, 2018. Mr. Ault personally guaranteed the repayment of this note. During the year ended December 31, 2019, the Company paid the remaining outstanding balance of $124,303.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

(iii)	On August 10, 2018, DP Lending issued a 12% promissory note in the principal amount of $550,000 to an accredited investor. This promissory note included an OID of $50,000 resulting in net proceeds of $500,000. The principal and accrued interest on this note was due and payable on August 10, 2019. The principal and accrued interest on this 12% promissory note was exchanged pursuant to the terms of the July 2019 Exchange Agreement discussed below.

(iv)	On August 16, 2018, the Company issued an 8% promissory note in the principal amount of $225,000 to an accredited investor. This promissory note included an OID of $25,000 resulting in net proceeds of $200,000. At December 31, 2018, the outstanding balance on this note was $159,500. This note was due and payable on October 5, 2018 and was in default at December 31, 2018. Mr. Ault personally guaranteed the repayment of this note. During the year ended December 31, 2019, the Company paid the remaining outstanding balance of $159,500.

(v)	On August 23, 2018, DP Lending issued a promissory note in the principal amount of $85,000 to an accredited investor. This promissory note included an OID of $10,000 resulting in net proceeds of $75,000. At December 31, 2018, the outstanding balance on this note was $85,000. This note was due and payable on September 24, 2018, subject to a 28-day extension available to DP Lending. However, since payment was not made on the specified maturity date this unsecured promissory note is currently in default. During the year ended December 31, 2019, the Company made principal payments of $46,500 leaving a remaining outstanding balance of $38,500.

(vi)	On October 9, 2018, DP Lending issued a promissory note in the principal amount of $60,000 to an accredited investor. This promissory note included an OID of $10,000 resulting in net proceeds of $50,000. At December 31, 2018, the outstanding balance on this note was $60,000. This note was due and payable on October 23, 2018. However, since payment was not made on the specified maturity date this unsecured promissory note is currently in default. During the year ended December 31, 2019, the Company made principal payments of $33,301 leaving a remaining outstanding balance of $26,699.

(vii)	On July 11, 2019, the Company entered into a non-binding term sheet with Ding Gu to sell, for a purchase price of $400,000, a 12% original issue discount promissory note with an aggregate principal face amount of $440,000. Definitive documents have not been executed and a dispute has arisen over transaction. On January 17, 2020, Mr. Gu. filed a complaint in the Supreme Court of the State of New York (see note 21 ) regarding the terms of this non-binding term sheet and those of a 4% convertible promissory note (see note 20).

(viii)	Between September 2019 and December 2019, DP Lending entered into a series of 12% three year term promissory notes in the aggregate amount of $155,000.

(ix)	During November 2019, we entered into a short term promissory note in the aggregate principal amount of $360,000. The promissory note contained an original issue discount of $60,000 resulting in net proceeds of $300,000. The interest rate on the promissory note is 12% per annum and is payable on the maturity date, February 14, 2020.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

12% September short-term promissory notes

During September 2018, the Company issued to institutional investors 12% term promissory notes in the principal face amount of $789,473, with an interest rate of 12% for a purchase price of $750,000. The outstanding principal face amount, plus any accrued and unpaid interest, was due by December 31, 2018. During October 2018, in accordance with the notes, the Company issued 563 shares of its common stock to the investors. The Company estimated that the grant date fair value of the shares of common stock was $151,994, which was determined from the closing price of the Company’s common stock on the dates of issuance. Since payment was not made on the specified maturity date these 12% term promissory notes were in default at December 31, 2018. During the first half of 2019, the Company made principal payments in the aggregate amount of $263,157 and on July 2, 2019, the remaining balance of the $526,316 was exchanged for a 12% convertible promissory note pursuant to the terms of an exchange agreement (see note 20).

8% short-term promissory notes

On August 16, 2018, as amended on November 29, 2018, the Company entered into a securities purchase agreement with four institutional investors providing for the issuance of 8% promissory notes, each in the principal amount of $318,150, for an aggregate principal face amount of $1,272,600, due February 15, 2019 (individually the “8% Short-Term Promissory Note” and collectively the “8% Short-Term Promissory Notes”). The 8% Short-Term Promissory Notes contained an OID of $262,600 resulting in net proceeds to the Company of $1,010,000. In conjunction with these notes, the Company issued an aggregate of 500 shares of common stock to the investors. The Company estimated that the grant date fair value of the shares of common stock was $137,544, which was determined from the closing price of the Company’s common stock on the dates of issuance. During the year ended December 31, 2019, the Company entered into a series of exchange agreements, referred to below as the January 2019 Exchange Agreement, February 2019 Exchange Agreement and the July 2019 Exchange Agreement in which the Company exchanged the principal balance of the $954,450 for a series of 8% convertible promissory notes. Further, on February 10, 2020, the final 8% short-term promissory note in the principal amount of $318,150 was acquired pursuant to the terms of a Master Exchange Agreement (see note 26).

October short-term promissory note

On October 11, 2018, the Company entered into a securities purchase agreement with an institutional investor providing for the issuance of (i) a secured promissory note in the aggregate principal face amount of $565,000 due December 8, 2018, for which the Company received an aggregate of $510,000, and (ii) issued an aggregate of 500 shares of common stock to the investor. Upon maturity, the Company was required to pay $27,500 of interest. The note was not paid on the maturity date and was in default at December 31, 2018. The Company estimated that the grant date fair value of the shares of common stock was $104,430, which was determined from the closing price of the Company’s common stock on the dates of issuance. The October short-term promissory note was exchanged pursuant to the terms of the January 2019 Exchange Agreement.

Notes payable to Wells Fargo

At December 31, 2019 and 2018, Microphase had guaranteed the repayment of two equity lines of credit in the aggregate amount of $290,560 and $291,988, respectively, with Wells Fargo Bank, NA (“Wells Fargo”) (collectively, the “Wells Fargo Notes”). These loans originated prior to the Company’s acquisition of Microphase and Microphase was the recipient of the actual proceeds from the loans. Microphase had previously guaranteed the payment under the first Wells Fargo equity line during 2008, the proceeds of which Microphase had received from a concurrent loan from Edson Realty Inc., a related party owned real estate holding company. As of December 31, 2019, the first line of credit, which is secured by residential real estate owned by a former officer, had an outstanding balance of $210,512, with an annual interest rate of 4.00%. Microphase had guaranteed the payment under the second Wells Fargo equity line in 2014. Microphase had received working capital loans from the former CEO from funds that were drawn against the second Wells Fargo equity line. As of December 31, 2019, the second line of credit, secured by the former CEO’s principal residence, had an outstanding balance of $80,048, with an annual interest rate of 3.00%.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

Note payable to Dept. of Economic and Community Development

In August 2016, Microphase received a $300,000 loan, of which $70,904 has been repaid, pursuant to the State of Connecticut Small Business Express Job Creation Incentive Program which is administered through the Department of Economic and Community Development (“DECD”) (the “DECD Note”). The DECD Note accrues interest at a rate of 3% per annum and is due in August 2026. Payment of principal and interest commenced in September 2017, payable in equal monthly installments over the remaining term.

Microphase short-term promissory note

On December 28, 2018, Microphase entered into a $200,000 Secured Promissory Note (the “Microphase Note”), whereby Microphase agreed to pay interest in an amount of 10% per annum in cash to the investor, beginning on January 15, 2019, on a monthly basis, until the Microphase Note is paid in full. The maturity date of the Microphase Note shall be the earlier of March 31, 2019, or as otherwise provided in the terms of the Microphase Note. The Microphase Note was paid from proceeds received in the April 2, 2019 public offering (see note 22). In connection with the Microphase Note, Milton C. Ault III provided a personal guarantee for the benefit of the investor.

Note payable to Power-Plus Member

Pursuant to the terms of the Purchase Agreement with Power-Plus, the Company entered into a two-year promissory note in the amount of $255,000 payable to the former owner as part of the purchase consideration. On October 18, 2017, for cancellation of debt, the Company entered into a subscription agreement with the former owner under which the Company sold 173 shares of common stock at $537.57 per share for an aggregate purchase price of $93,000. At December 31, 2019 and 2019, the outstanding balance on this note was $13,250.

Note Payable to People's United Bank

Microphase utilizes a $20,000 overdraft credit line at People’s United Bank with an annual interest rate of 15%. At December 31, 2019 and 2018, the balance of that overdraft credit line was $16,890 and $18,589, respectively.

Enertec Short Term Bank Credit and Secured Promissory Note

At December 31, 2019 and 2019, Enertec had short term bank credit of $1,622,337 and $1,586,864, respectively, that bears interest at prime plus 0.7% through 3.85% paid either on a monthly or weekly basis. Further, the Company has undertaken to comply with certain covenants under its bank loan.

On December 28, 2018, Enertec entered into a $500,000 secured promissory note (the “Enertec Note”), whereby Enertec agreed to pay interest in an amount of 10% per annum in cash to the investor, beginning on January 15, 2019, on a monthly basis, until the Enertec Note was paid in full. The proceeds from the Enertec Note were received in January 2019. The Enertec Note was paid from proceeds received in the April 2, 2019 public offering (see note 22). In connection with the Enertec Note, Milton C. Ault III provided a personal guarantee for the benefit of the investor.

Exchange Agreements

January 2019 Exchange Agreement

On January 23, 2019, the Company entered into an exchange agreement (the “January Exchange Agreement”) with an institutional investor pursuant to which the Company issued to the investor two new 8% promissory notes in the aggregate principal amount of $1,043,799 (the “New Notes”) in exchange for one of the 8% Short-Term Promissory Notes in the aggregate principal amount of $318,150, the October short-term promissory note in the aggregate principal amount of $565,000 and accrued interest of $160,649.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

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

February 2019 Exchange Agreement

On February 20, 2019, the Company entered into an exchange agreement (the “February Exchange Agreement”) with an institutional investor pursuant to which the Company issued to the investor a new 8% promissory note in the principal amount of $433,884 (the “New Note”) in exchange for one of the 8% Short-Term Promissory Notes in the aggregate principal amount of $318,150 and accrued interest of $115,734 (the “Old Note”).

Pursuant to the February Exchange Agreement, the investor received 4,520 shares of common stock of the Company issued under the Company’s Registration Statement on Form S-3 (File No. 333-222132) in satisfaction of the New Note. Further, since the investor’s proceeds from the sale of all 4,520 shares of common stock received were not equal to the outstanding principal balance of the New Note, the Company was required to pay the difference, which amounted to $289,954, to the investor in cash or through the delivery of free trading shares of common stock. The Company recognized additional interest expense for the difference of $289,954. On April 4, 2019, the Company issued to the investor an additional 9,375 shares of the Company’s common stock, with a value of $108,523, in partial satisfaction of the liability, resulting in a remaining balance due of $183,822 which was paid during June 2019.

July 2019 Exchange Agreement

On July 2, 2019, the Company entered into an exchange agreement with an institutional investor pursuant to which, in exchange for (i) a term promissory note issued by DP Lending to the investor on August 10, 2018 in the principal face amount of $550,000 and (ii) one of the 8% Short-Term Promissory Notes in the aggregate principal amount of $318,150, the Company sold to the investor a new convertible promissory note in the principal amount of $1,250,000 with an interest rate of 8% per annum and a maturity date of December 31, 2019. This note shall be convertible into shares of the Company’s common stock at conversion price of $8.80. Since the exchange provided the institutional investor with a substantive conversion feature, the debt instruments were determined to be substantially different and a loss on extinguishment of $54,465 was recognized.

Other Notes Payable

(a)	On January 25, 2018, the Company issued two 5% promissory notes, each in the principal face amount of $2,500,000 for an aggregate debt of $5,000,000 to two institutional investors. The entire unpaid balance of the principal and accrued interest on each of the 5% promissory notes was due and payable on February 23, 2018, subject to a 30-day extension available to the Company. The proceeds from these two 5% promissory notes were used to purchase 1,000 Antminer S9s manufactured by Bitmain Technologies, Inc. in connection with our crypto mining operations. The Company repaid the entire outstanding principal and accrued interest on the 5% promissory notes of $5,101,127 during 2018.

(b)	On February 20, 2018, the Company issued a promissory note in the principal face amount of $900,000 to an accredited investor. This promissory note included an original issue discount (“OID”) of $150,000 resulting in net proceeds of $750,000. The principal and OID on this note was due and payable on March 22, 2018. On March 23, 2018, the Company entered into a new promissory note in the principal amount of $2,100,000 for a term of two months, subject to the Company’ ability to prepay within one month. The new promissory note included an OID of $350,000, resulting in net proceeds of $1,750,000. The Company also issued to the lender a warrant to purchase 1,563 shares of the Company’s common stock at an exercise price of $920 per share. The principal amount of the new promissory note consisted of cash of $1,000,000 and the cancellation of principal of $750,000 from the February 20, 2018 promissory note. The interest on the February 20, 2018 note in the amount of $150,000 was paid to the lender prior to entering into the new promissory note. The warrants are exercisable commencing on the issuance date for a term of three years. The exercise price of these warrants is subject to adjustment for customary stock splits, stock dividends, combinations and other standard anti-dilution events. The warrants may be exercised for cash or on a cashless basis. The Company recorded debt discount in the amount of $604,227 based on the estimated fair value of these warrants. The Company computed the fair value of these warrants using the Black-Scholes option pricing model. The debt discount was amortized as non-cash interest expense over the term of the debt. On April 23, 2018, the Company paid the entire outstanding principal on the new promissory note of $2,100,000. The new promissory note had been guaranteed by our Chief Executive Officer and had also been guaranteed by Philou.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

19. NOTES PAYABLE – RELATED PARTIES

Notes Payable – Related parties at December 31, 2019 and 2018, are comprised of the following:

	December 31,
	2019	2018
Notes payable, related parties	$284,317	$308,984
Less: current portion	(169,153)	(166,925)
Notes payable, related parties – long-term portion	$115,164	$142,059

Microphase is a party to several notes payable agreements with seven of its past officers, employees and their family members. As of December 31, 2019, the aggregate outstanding balance pursuant to these notes payable agreements, inclusive of $64,604 of accrued interest, was $348,921, with annual interest rates ranging between 3.00% and 6.00%. During the year ended December 31, 2019, Microphase incurred $6,852 of interest on these notes.

20. CONVERTIBLE NOTES

Convertible Notes Payable at December 31, 2019 and 2018, are comprised of the following:

	December 31,
	2019	2018
10% Convertible secured notes	$—	$7,997,126
8% Convertible promissory note	935,772	—
12% Convertible promissory note	815,218	—
4% Convertible promissory note	660,000	—
12% July 2019 convertible promissory note	632,000	—
12% November 2019 convertible promissory note	350,000	—
Total convertible notes payable	3,392,990	7,997,126
Less:
Unamortized debt discounts	(355,227)	(1,189,276)
Unamortized financing cost	—	(65,356)
Total convertible notes payable, net of financing cost	$3,037,763	$6,742,494
Less: current portion	(2,732,990)	(6,742,494)
Convertible notes payable, net of financing cost – long-term portion	$304,773	$—

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

10% Convertible Secured Notes

On May 15, 2018, the Company entered into a securities purchase agreement with an institutional investor to sell a 10% convertible note (the “10% Convertible Note”) in the principal amount of $6,000,000. On July 2, 2018 and August 31, 2018, the Company entered into securities purchase agreements with the institutional investor providing for the sale of a second 10% convertible note with a principal face amount of $1,000,000 (the “Second 10% Convertible Note”) and a third 10% convertible note with a principal face amount of $2,000,000 (the “Third 10% Convertible Note” and with 10% Convertible Note and the Second 10% Convertible Note, the “10% Convertible Secured Notes”).

In conjunction with the sale of the 10% convertible note, the Company issued (i) a five-year warrant to purchase 1,389 shares of the Company’s common stock at an exercise price of $1,080 per share; (ii) a five-year warrant to purchase 2,155 shares of the Company’s common stock at an exercise price of $696 per share; and (iii) 431 shares of the Company’s common stock to the institutional investor. Upon an event of default, the 10% Convertible Note was convertible into the Company’s common stock at $600 per share. Further, the Company paid the placement agent a cash fee of $300,000 and issued a warrant to purchase 188 shares of the Company’s common stock with an exercise price of $800 per share.

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

The Second 10% Convertible Note was convertible into the Company’s common stock at $600 per share and resulted in the issuances of an additional 500 shares of the Company’s common stock. The Third 10% Convertible Note was convertible into 6,250 shares of the Company’s common stock at $320 per share. At the time of issuance of the Third 10% Convertible Note, the closing price of the Company’s common stock was in excess of the conversion price, resulting in a beneficial conversion feature (“BCF”). The BCF embedded in the Third 10% Convertible Note is accounted for under ASC No. 470, Debt (“ASC 470”). At issuance, the intrinsic value of the BCF totaled $910,419, based on the difference between the effective conversion price and the fair value of the Company’s common stock at the commitment date of the transaction. The Company recorded debt issuance costs of $200,500 from the Third 10% Convertible Note. The debt issuance costs are being amortized as non-cash interest expense over the term of the debt.

Pursuant to an amendment dated as of August 31, 2018 to the 10% Convertible Note and the Second 10% Convertible Note, the Company reduced the conversion price from $600 to $320 per share. The amendment to the embedded conversion options of the 10% Convertible Note and the Second 10% Convertible Note caused a material change in the fair value of the embedded conversion options on these two notes and resulted in a loss on extinguishment of $665,346. At the time of the amendment, the closing price of the Company’s common stock was in excess of the conversion price, resulting in a BCF. The intrinsic value of the BCF was $1,131,960 on the 10% Convertible Note and $225,000 on the Second 10% Convertible Note based on the difference between the effective conversion price and the fair value of the Company’s common stock on the date of the amendment.

Pursuant to the terms of an amendment dated December 7, 2018, the Company agreed that if the institutional investor elected to convert three monthly payments in the principal amount of $309,193 into shares of the Company’s common stock at the stated conversion price of $320 and the proceeds from the sale of the shares did not result in net proceeds to the investor of at least 103% of the principal, interest and penalties due, then the Company would pay the investor the difference in cash (the “True-Up Payment”). During December 2018, the Company issued to the investor 2,743 shares of its common stock at $320 per share upon the conversion of $877,793 in principal, accrued interest and penalties. During December 2018, the investor received $304,608 from the sale of the shares of common stock, which approximated the value of the shares of common stock on the date of issuance, resulting in a True-Up Payment due to the investor of $599,519.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

On January 9, 2019, the 10% Convertible Note was amended to revise the amortization schedule such that the conversion price on eleven monthly amortization payments in the principal amount of $309,193 each, at the request of the holder, would be satisfied by the issuance of shares of the Company’s common stock (“Common Stock”). The conversion price on these monthly amortization payments was reduced from $320 per share of Common Stock to a price equal to the greater of (i) $96 per share (the closing price of the Common Stock on January 9, 2019) or (ii) 80% of the lowest daily volume weighted average price (“VWAP”) in the three days prior to the date of issuance, but not to exceed $320 per share. The amendment to the embedded conversion option of the 10% Convertible Note caused a material change in the fair value of the embedded conversion options and resulted in a loss on extinguishment of $807,784.

During 2019, the Company repaid the 10% Convertible Secured Notes, a portion of which was repaid through the issuance of 8,413 shares of Common Stock upon the conversion of $1,053,351 in principal and accrued interest. The institutional investor received $660,337 from the sale of these shares of Common Stock. In accordance with the January 9, 2019 amendment, the Company was required to pay the difference between the conversion amount and the proceeds received from the subsequent sale of the shares by the investor, which amounted to $393,014. The Company recognized additional interest expense in the amount of $393,014.

8% Convertible Promissory Note

On November 15, 2019, the Company entered into an exchange agreement with a lender pursuant to which the Company issued to the lender a convertible promissory note in the principal amount of $935,772 with an interest rate of 8% per annum, in exchange for two promissory notes (i) in the original principal amount of $575,000 issued on May 10, 2019, and (ii) in the original principal amount of $230,000 issued on May 21, 2019 held by the lender. The 8% convertible promissory note is convertible into shares of the Company’s common stock at conversion price of $1.80. Since the exchange provided the lender with a substantive conversion feature, the debt instruments were determined to be substantially different and a loss on extinguishment of $27,151 was recognized.

12% Convertible Promissory Note

On July 2, 2019, the Company entered into an exchange agreement with an institutional investor pursuant to which, in exchange for a term promissory note issued by the Company to the investor on September 21, 2018, in the principal face amount of $526,316, the Company sold to the investor a new convertible promissory note in the principal amount of $783,031 with an interest rate of 12% per annum and a maturity date of December 31, 2019. This note was convertible into shares of Common Stock at a conversion price equal to the greater of (A) $8.80 or (B) 80% of the lowest daily VWAP in the three trading days prior to the date of conversion. Since the exchange provided the institutional investor with a substantive conversion feature, the debt instruments were determined to be substantially different and a loss on extinguishment of $36,999 was recognized.

Further, at the time of issuance of the 12% Convertible Note, the closing price of the Company’s common stock was in excess of the conversion price, resulting in a BCF. At issuance, the intrinsic value of the BCF totaled $71,185, based on the difference between the effective conversion price and the fair value of the Company’s common stock at the commitment date of the transaction. During the year ended December 31, 2019, non-cash interest expense of $71,185 was recorded from the amortization of debt discounts attributed to the 12% Convertible Note.

On September 26, 2019, principal and interest on the 12% Convertible Note was exchanged for a convertible promissory note in the principal amount of $815,218 with an interest rate of 12% per annum and a maturity date of December 31, 2019. This note is convertible into shares of Common Stock at a conversion price of $4.00. The Company recognized an additional loss on extinguishment of $11,647.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

4% Convertible Promissory Note

On May 20, 2019, the Company entered into a Securities Purchase Agreement with an investor to sell, for a purchase price of $500,000, a 4% Original Issue Discount (“OID”) Convertible Promissory Note with an aggregate principal face amount of $660,000 and a five-year warrant to purchase an aggregate of 12,500 shares of the Company’s common stock. The Company is required to make quarterly interest payments and the principal amount of the note is due on May 20, 2024. The Note is convertible into shares of the Company’s common stock at $4.00 per share. The exercise price of the Warrant is $12.00 per share. In addition, the Chief Executive Officer of the Company agreed to guarantee and act as surety for the Company’s obligation to repay the Note pursuant to a Personal Guarantee (the “Guarantee”).

The Company computed the fair value of the warrants using the Black-Scholes option pricing model and, as a result of this calculation, recorded debt discount in the amount of $58,448 based on the estimated fair value of the warrants. At the time of issuance of the note, the closing price of the Company’s common stock was in excess of the effective conversion price, resulting in a BCF of $188,448, based on the difference between the effective conversion price and the fair value of the Company’s common stock at the commitment date of the transaction

In aggregate, the Company recorded a debt discount in the amount of $406,896 based on the relative fair values of the warrants, BCF and OID. During the year ended December 31, 2019, non-cash interest expense of $51,669 was recorded from the amortization of debt discounts. The fair value of the warrants was estimated using the Black-Scholes option-pricing method. The risk-free rate of 2.18% was derived from the U.S. Treasury yield curve, matching the term of the warrant, in effect at the measurement date. The volatility factor of 87.51% was determined based on historical stock prices of similar technology companies.

12% July 2019 Convertible Promissory Note

On July 3, 2019, the Company into an exchange agreement with an institutional investor pursuant to which, in exchange for a term promissory note issued by us to the investor on March 23, 2018 in the principal face amount of $1,000,000, we sold a convertible promissory note in the principal face amount of $1,292,000 plus a default premium of $200,000, and (ii) a five-year warrant to purchase of 25,000 shares of our common stock at an exercise price of $8.80 per share.

This convertible promissory note is in the aggregate principal amount of $1,492,000 and bears interest at 12% per annum. The principal and all accrued and unpaid interest are due on January 22, 2020. Interest is payable in cash, in arrears, on the first business day of each month, with the first payment of interest due on August 1, 2019. Commencing on July 15, 2019, subject to certain beneficial ownership limitations, the investor may convert the principal amount of this note and accrued interest earned thereon at any time into shares of our common stock at $8.80 per share.

The Company computed the fair value of the warrants using the Black-Scholes option pricing model and, as a result of this calculation, recorded debt discount in the amount of $142,070 based on the estimated fair value of the warrants. At the time of issuance of the note, the closing price of the Company’s common stock was in excess of the effective conversion price, resulting in a BCF of $209,888, based on the difference between the effective conversion price and the fair value of the Company’s common stock at the commitment date of the transaction

In aggregate, the Company recorded debt discount in the amount of $351,958 based on the relative fair values of the warrants and BCF. During the year ended December 31, 2019, non-cash interest expense of $351,958 was recorded from the amortization of debt discounts. The fair value of the warrants was estimated using the Black-Scholes option-pricing method. The risk-free rate of 1.75% was derived from the U.S. Treasury yield curve, matching the term of the warrant, in effect at the measurement date. The volatility factor of 85.47% was determined based on historical stock prices of similar technology companies.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

12% November 2019 Convertible Promissory Note

On November 4, 2019, the Company entered into an exchange agreement with a certain investor pursuant to which, in exchange for an original issue discount promissory note issued by the Company for the benefit of the investor on July 25, 2019, as amended, the Company sold to the investor a new convertible promissory note in the principal amount of $350,000 with an interest rate of 12% per annum. The note is convertible into shares of the Company’s common stock at conversion price of $1.20 per share, subject to adjustments. Principal and interest on this note is due on July 4, 2020. Since the exchange provided the institutional investor with a substantive conversion feature, the debt instruments were determined to be substantially different and a loss on extinguishment of $30,053 was recognized.

12% April 2018 Convertible Promissory Note

On April 16, 2018, the Company entered into securities purchase agreements to sell (i) a 12% convertible note (the “12% April 2018 Convertible Promissory Note”), (ii) a five-year warrant to purchase 1,242 shares of the Company’s common stock at an exercise price of $1,040 per share; and (iii) 251 shares of the Company’s common stock to three institutional investors. Upon an event of default, the 12% April 2018 Convertible Promissory Note was convertible into common stock at $560 per share. The 12% April 2018 Convertible Promissory Note was in the principal amount of $1,722,222 and included an OID of $172,222, resulting in net proceeds to the Company of $1,550,000.

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

In aggregate, the Company recorded debt discount in the amount of $885,106 based on the relative fair values of the warrants, common stock, OID and debt issuance costs of $45,000. The fair value of the warrants was estimated using the Black-Scholes option-pricing method. The risk-free rate of 2.94% was derived from the U.S. Treasury yield curve, matching the term of the warrant, in effect at the measurement date. The volatility factor of 127.9% was determined based on the Company’s historical stock prices. Beginning on May 16, 2018, the Company was required to make six monthly cash payments in the aggregate amount of $304,259. On August 31, 2018, the Company made its final payment and in aggregate paid principal and accrued interest of $1,722,222 and $103,333, respectively, on the 12% April 2018 Convertible Promissory Note.

January 2018 10% Convertible Promissory Note

On January 23, 2018, we entered into a securities purchase agreement with an institutional investor to sell, for an aggregate purchase price of $1,000,000, a 10% senior convertible promissory note (the “January 2018 10% Convertible Promissory Note”) with an aggregate principal face amount of $1,250,000, a warrant to purchase an aggregate of 781 shares of our common stock and 680 shares of our common stock. The transactions contemplated by the securities purchase agreement closed on February 8, 2018. The January 2018 10% Convertible Promissory Note was convertible into 781 shares of the Company’s common stock, a conversion price of $1,600 per share. The exercise price of the warrant to purchase 781 shares of the Company’s common stock is $1,760 per share. On February 9, 2018, in addition to the 680 shares of common stock provided for pursuant to the securities purchase agreement, the Company issued to the investor an aggregate of 865 shares of the Company’s common stock upon the conversion of the entire outstanding principal and accrued interest on the January 2018 10% Convertible Promissory Note of $1,383,884 (See Note 22).

21. COMMITMENTS AND CONTINGENCIES

Derivative Action

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

On July 31, 2018, Ethan Young and Greg Young (collectively, “Plaintiffs”) filed a stockholder derivative complaint (the “Complaint”) in the United States District Court for the Central District of California (the “Court”) against the Company as the nominal defendant, as well as its current directors and a former director, in action captioned, Ethan Young and Greg Young, Derivatively on Behalf of Nominal Defendant, DPW Holdings, Inc. v. Milton C. Ault, III, Amos Kohn, William B. Horne, Jeff Bentz, Mordechai Rosenberg, Robert O. Smith, and Kristine Ault and DPW Holdings, Inc., as the nominal defendant, Case No. 18-cv-6587 (the “Derivative Action”).

The Complaint alleged violations of state law and breaches of fiduciary duty, unjust enrichment and gross mismanagement by the individual defendants, in connection with various transactions entered into by us.

We moved to dismiss the Complaint, and on February 25, 2019, the Court granted our motion to dismiss, in its entirety, without prejudice, and also granted Plaintiffs leave to amend their Complaint.

On March 11, 2019, plaintiffs filed an amended complaint asserting violations of breaches of fiduciary duties and unjust enrichment claims based on the previously pled transactions (the “Amended Complaint”).

On March 25, 2019, we filed a motion to dismiss the Amended Complaint. On May 21, 2019, the Court granted in part, and denied part, our motion to dismiss the Amended Complaint. As previously announced, on February 24, 2020, the Company entered into a definitive settlement agreement (the “Settlement Agreement”) with Plaintiffs to settle the claims asserted in the Amended Complaint.

On April 15, 2020, the Court issued an Order (the “Order”) approving a Motion for Preliminary Approval of Settlement in the Derivative Action. Pursuant to the terms of the Order, the Board shall adopt and/or maintain certain resolutions and amendments to the Company’s committee charters and/or bylaws, to ensure adherence to certain corporate governance policies (collectively, the “Reforms”). The Order further provides that such Reforms shall remain in effect for a period of no less than five (5) years and shall be subject to any of the following: (a) a determination by a majority of the independent directors that the Reform is no longer in the best interest of the Company, including, but not limited to, due to circumstances making the Reforms no longer applicable, feasible, or available on commercially reasonable terms, or (b) modifications which the Company reasonably believes are required by applicable law or regulation.

In connection with the Settlement Agreement, the parties have agreed upon a payment of attorneys’ fees in the amount of $600,000, which sum shall be payable by our Director & Officer liability insurance. The Settlement Agreement contains no admission of wrongdoing.

We have always maintained and continue to believe that neither us nor our current or former directors engaged in any wrongdoing or otherwise committed any violation of federal or state securities laws or any other laws or regulations.

Although the Settlement Agreement has been approved by the Court, there can be no assurance that the settlement will be finalized and approved by the Court or that the Settlement Agreement will be properly objected to by any of our shareholders and, even if approved, whether the conditions to closing will be satisfied, and the actual outcome of this matter may differ materially from the terms of the settlement described herein.

Blockchain Mining Supply and Services, Ltd.

On November 28, 2018, Blockchain Mining Supply and Services, Ltd. (“Blockchain Mining”) a vendor who sold computers to our subsidiary, filed a Complaint (the “Complaint”) in the United States District Court for the Southern District of New York against us and our subsidiary, Super Crypto Mining, Inc., in an action captioned Blockchain Mining Supply and Services, Ltd. v. Super Crypto Mining, Inc. and DPW Holdings, Inc., Case No. 18-cv-11099.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

The Complaint asserts claims for breach of contract and promissory estoppel against the us and our subsidiary arising from the subsidiary’s alleged failure to honor its obligations under the purchase agreement. The Complaint seeks monetary damages in excess of $1,388,495, plus attorneys’ fees and costs.

We believe that these claims are without merit and intend to vigorously defend them.

On April 13, 2020, we and our subsidiary, jointly filed a motion to dismiss the Complaint in its entirety as against us, and the promissory estoppel claim as against our subsidiary. On the same day, our subsidiary also filed a partial Answer to the Complaint in connection with the breach of contract claim.

On April 29, 2020, Blockchain Mining filed an amended complaint (the “Amended Complaint”). The Amended Complaint asserts the same causes of action and seeks the same damages as the initial Complaint.

On May 13, 2020, we and our subsidiary, jointly filed a motion to dismiss the Amended Complaint in its entirety as against us, and the promissory estoppel claim as against of our subsidiary. On the same day, our subsidiary also filed a partial Answer to the Amended Complaint in connection with the breach of contract claim.

Based on our assessment of the facts underlying the claims, the uncertainty of litigation, and the preliminary stage of the case, we cannot reasonably estimate the potential loss or range of loss that may result from this action. Notwithstanding, we have established a reserve in the amount of the unpaid portion of the purchase agreement. An unfavorable outcome may have a material adverse effect on our business, financial condition and results of operations.

Ding Gu (a/k/a Frank Gu) and Xiaodan Wang Litigation

On January 17, 2020, Ding Gu (a/k/a Frank Gu) (“Gu”) and Xiaodan Wang (“Wang” and with “Gu” collectively, “Plaintiffs”), filed a Complaint (the “Complaint”) in the Supreme Court of the State of New York, County of New York against us and our Chief Executive Officer, Milton C. Ault, III, in an action captioned Ding Gu (a/k/a Frank Gu) and Xiaodan Wang v. DPW Holdings, Inc. and Milton C. Ault III (a/k/a Milton Todd Ault III a/k/a Todd Ault), Index No. 650438/2020.

The Complaint asserts causes of action for declaratory judgment, specific performance, breach of contract, conversion, attorneys’ fees, permanent injunction, enforcement of Guaranty, unjust enrichment, money had and received, and fraud arising from: (i) a series of transactions entered into between Gu and us, as well as Gu and Ault, in or about May 2019; and (ii) a term sheet entered into between Plaintiffs and DPW, in or about July 2019. The Complaint seeks, among other things, monetary damages in excess of $1,100,000, plus a decree of specific performance directing DPW to deliver unrestricted shares of DPW’s common stock to Gu, plus attorneys’ fees and costs.

We believe that these claims are without merit and intend to vigorously defend them.

On May 4, 2020, we and Ault, jointly filed a motion to dismiss the Complaint in its entirety, with prejudice.

The motion to dismiss is returnable before the Court on June 26, 2020.

Based on our assessment of the facts underlying the above claims, the uncertainty of litigation, and the preliminary stage of the case, we cannot reasonably estimate the potential loss or range of loss that may result from this action. An unfavorable outcome may have a material adverse effect on our business, financial condition and results of operations.

The Company is involved in litigation arising from other matters in the ordinary course of business. We are regularly subject to claims, suits, regulatory and government investigations, and other proceedings involving labor and employment, commercial disputes, and other matters. Such claims, suits, regulatory and government investigations, and other proceedings could result in fines, civil penalties, or other adverse consequences.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

Certain of these outstanding matters include speculative, substantial or indeterminate monetary amounts. We record a liability when we believe that it is probable that a loss has been incurred and the amount can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be estimated, we disclose the reasonably possible loss. We evaluate developments in our legal matters that could affect the amount of liability that has been previously accrued, and the matters and related reasonably possible losses disclosed, and make adjustments as appropriate. Significant judgment is required to determine both likelihood of there being and the estimated amount of a loss related to such matters.

With respect to our other outstanding matters, based on our current knowledge, we believe that the amount or range of reasonably possible loss will not, either individually or in aggregate, have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. However, the outcome of such matters is inherently unpredictable and subject to significant uncertainties.

Subpoena

The Company received a subpoena from the SEC for the voluntary production of documents. The Company is fully cooperating with this non-public, fact-finding inquiry and Management believe that the Company has operated our business in compliance with all applicable laws. The subpoena expressly provides that the inquiry is not to be construed as an indication by the Commission or its staff that any violations of the federal securities laws have occurred, nor should it be considered a reflection upon any person, entity or security. However, there can be no assurance as to the outcome of this matter.

Other Litigation Matters

During the year ended December 31, 2019, several non-trade creditors of the Company commenced litigation against the Company for payment of approximately $4.0 million of debt obligations not paid according to contractual terms. The Company has since repaid approximately $3.6 million of such debt obligations and entered into settlement agreements for the remaining amount of approximately $400,000 which are included within future receipts obligations in the accompanying consolidated balance sheet at December 31, 2019. The Company also recorded an aggregate of approximately $450,000 of trade liabilities for judgments settled in favor of two trade creditors during the year ended December 31, 2019 and is currently a defendant in several other claims made by trade creditors in which the maximum loss exposure is currently estimated to be approximately $350,000.  The outcome of any matters relating to unresolved trade credit obligations cannot be predicted at this time.

Operating Leases

In November 2012, the Company signed an operating lease agreement for the US headquarters for a period of 7 years with an option to extend for an additional 5 years. In September 2009, the Company's United Kingdom subsidiary signed an agreement for a lease in respect of the UK facility for a period of 15 years with an option to cancel the lease after 10 years in September 2019. In June 2010, the Company’s Israeli subsidiary signed an agreement for a lease in respect of the Israel facility for a period of 10 years. In addition, the Company leases 43,062 square-feet of other space domestically that includes office, engineering, laboratory, restaurant and warehouse space in both California and Connecticut. The annual base rent under these leases, payable on a monthly basis, is approximately $1,272,000 during 2019. These leases expire between May 2019 and January 2028 (see note 16).

22. STOCKHOLDERS’ EQUITY

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

DECEMBER 31, 2019

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

Preferred Stock

The Company is authorized to issue 25,000,000 shares of Preferred Stock $0.001 par value. The Board has designated 1,000,000 shares as Series A Convertible Preferred Stock (the “Series A Preferred Stock”), 500,000 shares as Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and 2,500 shares as Series C Convertible Redeemable Preferred Stock (the “Series C Preferred Stock”). The rights, preferences, privileges and restrictions on the remaining authorized 23,497,500 shares of Preferred Stock have not been determined. The Board is authorized to designate a new series of preferred shares and determine the number of shares, as well as the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred shares. As of December 31, 2019, there were 7,040 shares of Series A Preferred Stock, 125,000 shares of Series B Preferred Stock and no other shares of Preferred Stock issued or outstanding.

On December 21, 2018, the Company filed with the Delaware Secretary of State a Certificate of Elimination eliminating its previous Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock (collectively, the “Preferred Shares”) and returning them to authorized but undesignated shares of the Company’s preferred stock. None of the Preferred Shares were outstanding.

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

DECEMBER 31, 2019

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

During the years ended December 31, 2019 and 2018, the Company issued 5,606 and 1,434 shares of Series A Preferred Stock for $131,741 and $33,699, respectively.

Series B Preferred Stock

On March 9, 2017, the Company entered into a Preferred Stock Purchase Agreement with Philou, a related party. Pursuant to the terms of the Preferred Stock Purchase Agreement, Philou invested $1,250,000 in the Company through the purchase of 125,000 shares of Series B Preferred Stock.

Each share of Series B Preferred Stock has a stated value of $10.00 per share and may be convertible at the holder’s option into shares of common stock of the Company at a conversion rate of $560 per share, subject to standard anti-dilution provisions in connection with any stock split, stock dividend, subdivision or similar reclassification of the common stock. Each share of Series B Preferred Stock shall have the right to receive dividends equal to one ten millionth (0.0000001) of earnings before interest, taxes, depreciation, amortization and stock-based compensation (“EBITDAS”) calculated for a particular calendar year. Thus, the holders of the 125,000 shares of Series B Preferred Stock will be entitled to receive dividends equal to one and a quarter percent (1.25%) in the aggregate of EBITDAS.

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

On April 24, 2018, Philou purchased 25,000 shares of Series B Preferred Stock in consideration of the cancellation of short-term advances due to Philou in the aggregate amount of $250,000. In addition, Philou received warrants to purchase 446 shares of common stock at an exercise price of $560 per share of common stock. The Company determined that the estimated relative fair value of these warrants, which are classified as equity, was $141,951 using the Black-Scholes option pricing model. Since the warrants were classified as equity securities, the Company allocated the $250,000 purchase price based on the relative fair values of the Series B Preferred Stock and the warrants following the guidance in ASC No. 470, Debt.

As the effective conversion price of the Series B Convertible Preferred Stock on a converted basis was below the market price of the Company’s common stock on the date of issuance, it was determined that these discounts represent beneficial conversion features. During the years ended December 31, 2018, the Company valued the BCF at $108,049, based on the difference between the effective conversion price and the market price of the Company’s common stock on the date of issuance. These features are analogous to preference dividends and are recorded as a non-cash return to preferred stockholders through accumulated deficit.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

Series C Preferred Stock

The Series C Preferred Stock, par value $0.001, has a stated value of $1,000 per share for up to a maximum issuance of 2,500 shares of Series C Preferred Stock. Each share of Preferred Stock shall become convertible after eighteen (18) months from the date of issuance into such number of fully paid and non-assessable shares of the Company’s common stock for $96 per share, subject to adjustments. The Series C Preferred Stock is mandatorily redeemable by the Company after five years from the date of issuance.

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

2018 Issuances

Issuance of Common Stock pursuant to the At the Market Offering

On February 27, 2018, the Company entered into a sales agreement with H.C. Wainwright & Co., LLC (“HCW”) to sell shares of the Company’s common stock, having an aggregate offering price of up to $50 million from time to time, through an “at the market offering” program (the “HCW ATM Offering”) under which HCW acted as sales agent. Between February 27, 2018 and December 31, 2018, the Company had received gross proceeds of $19,022,416 through the sale of 26,552 shares of the Company’s common stock through the HCW ATM Offering. The offer and sale of the shares through the HCW ATM Offering were made pursuant to the Company’s effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-222132) filed with the SEC on December 18, 2017, amended on January 8, 2018, and declared effective by the SEC on January 11, 2018, and a prospectus supplement related to the HCW ATM Offering, dated February 27, 2018. The HCW ATM Offering was terminated effective September 23, 2018.

In connection with the termination of the HCW ATM Offering, HCW released DPW from the right of first refusal provisions set forth in the sales agreement. In consideration for the release, the Company issued HCW 625 shares of its common stock, which have been recorded in additional paid in capital, and agreed to pay HCW a fee until February 28, 2020 of three percent of the aggregate gross proceeds received on future financings by the Company and a one percent fee of aggregate gross proceeds received on future financings by the Company’s subsidiaries.

On October 10, 2018, the Company entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with Wilson-Davis & Co., Inc., as sales agent (the “Agent”) to sell shares of its Common Stock, having an aggregate offering price of up to $25,000,000 (the “Shares”) from time to time, through an at the market offering program (the “WDCO ATM Offering”). Through December 31, 2018, we had received gross proceeds of $1,637,054 through the sale of 9,303 shares of our common stock through the WDCO ATM Offering. The offer and sale of the shares through the WDCO ATM Offering were made pursuant to our then effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-222132) filed with the SEC on December 18, 2017, amended on January 8, 2018, and declared effective by the SEC on January 11, 2018, and a prospectus supplement related to the WDCO ATM Offering, dated October 15, 2018.

Issuance of Common Stock for Services

During the year ended December 31, 2018, the Company issued to its consultants a total 4,604 shares of its common stock with an aggregate value of $3,740,888, an average of $812.53 per share for services rendered.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

Issuance of Common Stock for Conversion of Debt

On January 3, 2018, accrued interest of $23,250 on the 10% Convertible Notes was satisfied through the issuance of 49 shares of the Company’s common stock.

On January 10, 2018, principal and accrued interest of $202,000 and $5,723, respectively, on the 12% Convertible Note was satisfied through the issuance of 472 shares of the Company’s common stock (see Note 20).

On January 12, 2018, principal and accrued interest of $550,000 and $2,987, respectively, on the 5% Convertible Note was satisfied through the issuance of 1,152 shares of the Company’s common stock (see Note 20).

On February 9, 2018, principal and accrued interest of $1,250,000 and $133,884, respectively, on the January 2018 10% Convertible Note was satisfied through the issuance of 865 shares of the Company’s common stock (see Note 20).

During December 2018, principal and accrued interest of $18,865 and $259,408, respectively, on the 10% Convertible Note was satisfied through the issuance of 2,743 shares of the Company’s common stock (see Note 20).

Issuances of Common Stock upon Exercise of Stock Options

During January 2018, the Company issued a total of 75 shares of its common stock upon the cash exercise of options. These options were issued pursuant to the Company’s Plans. The Company received cash of $97,800 as a result of these option exercises.

Issuances of Common Stock upon Exercise of Warrants

During January 2018, the Company issued a total of 2,333 shares of its common stock upon the cash and cashless exercise of warrants to purchase an aggregate of 2,735 shares of its common stock. These warrants were issued between August 2017 and December 2017 in conjunction with various common stock and debt financings. The Company received cash of $867,166 as a result of these warrant exercises.

On May 8, 2018, the Company issued 349 shares of common stock pursuant a cashless exercise of warrants issued to Divine Capital Markets, LLC, its Placement Agent (the “Placement Agent”) for the 2017 private placement of the Series C Preferred Stock and warrants. For its services, the Placement Agent received, a warrant to purchase 228 shares of the Company’s common stock at $576 per share and a second warrant to purchase 228 shares of the Company’s common stock at $800 per share.

Issuances of Common Stock in connection with Convertible Notes

On February 9, 2018, in conjunction with the securities purchase agreement to sell the January 2018 10% Convertible Note in the principal amount of $1,250,000 the Company issued 680 shares of restricted common stock to the institutional investor (see Note 20).

On April 16, 2018, in conjunction with the securities purchase agreements to sell the 12% April 2018 Convertible Note in the principal amount of $1,722,222, the Company issued 251 shares of restricted common stock to the institutional investor (see Note 20).

On May 15, 2018, in conjunction with the securities purchase agreement to sell the 10% Convertible Note in the principal amount of $6,000,000 the Company issued 431 shares of restricted common stock to the institutional investor (see Note 20).

On July 2, 2018, in conjunction with the securities purchase agreement to sell the Second 10% Convertible Note in the principal amount of $1,000,000 the Company issued 500 shares of restricted common stock to the institutional investor (see Note 20).

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

On August 16, 2018, in conjunction with the securities purchase agreements to sell secured promissory notes in the aggregate principal face amount of $1,272,600, the Company issued 500 shares of restricted common stock to the institutional investors (see Note 18).

During September 2018, in conjunction with the securities purchase agreements to sell secured promissory notes in the aggregate principal face amount of $789,473, the Company issued 563 shares of restricted common stock to the institutional investors (see Note 18).

On October 11, 2018, in conjunction with the securities purchase agreements to sell a secured promissory note in the aggregate principal face amount of $565,000, the Company issued 500 shares of restricted common stock to the institutional investor (see Note 18).

Issuances of Common Stock upon Conversion of Series D Preferred Stock

During the year ended December 31, 2018, pursuant to the conversion terms of the Series D Preferred Stock, 378,776 shares of the Series D Preferred Stock were converted into 947 shares of the Company’s common stock.

Issuances of Common Stock for cash and cancellation of short-term advances

On October 5, 2017, Ault & Company purchased 94 shares of the Company’s common stock at $480 per share and a warrant to purchase up to 94 shares of the Company’s common stock at $480 per share for an aggregate purchase price of $45,000. The shares and warrants were issued by the Company on May 8, 2018.  Ault & Company is controlled by Mr. Milton Ault, the Company’s Chairman and Chief Executive Officer.

On May 15, 2018, the Company entered into securities purchase agreements with certain investors in which the Company sold an aggregate of 9,614 shares of its common stock, 5,168 for cash and 4,446 for the cancellation of short-term advances, and five-year warrants to purchase such number of shares of common stock equal to the shares of common stock purchased by the investors. The Company received aggregate consideration of $5,999,584, consisting of cash and the cancellation of short-term advances of $3,225,000 and $2,774,584, respectively. These securities were issued pursuant to our registration statement filed with the Securities and Exchange Commission (File No. 333-222132) which became effective on January 11, 2018.

2019 Issuances

Issuance of Common Stock pursuant to the At the Market Offering

On October 10, 2018, the Company entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with Wilson-Davis & Co., Inc., as sales agent (the “Agent”) to sell shares of its common stock, having an aggregate offering price of up to $25,000,000 (the “Shares”) from time to time, through an “at the market offering” program (the “WDCO ATM Offering”). During the year ended December 31, 2019, the Company had received gross proceeds of $4,656,051 through the sale of 119,791 shares of the Company’s common stock through the WDCO ATM Offering. The offer and sale of the shares through the WDCO ATM Offering were made pursuant to our then effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-222132) filed with the SEC on December 18, 2017, amended on January 8, 2018, and declared effective by the SEC on January 11, 2018, and a prospectus supplement related to the WDCO ATM Offering, dated October 15, 2018.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

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

Upon issuance, the Common Warrants, Pre-Funded Warrants and Underwriter Warrants (the “Offering Warrants”) were recorded at fair value and classified as a liability due to the attributes of the warrants, which included both cash settlement features and registration obligations. Since the fair value of the Offering Warrants exceeded the proceeds from the Offering the Company recognized a loss on issuance of warrants of $1,763,481. The fair value of the Offering Warrants was re-measured at each financial reporting period and immediately before exercise, with any changes in fair value recorded as change in fair value of warrant liability in the Consolidated Statements of Operations and Comprehensive Loss. The fair value at issuance was calculated using a Black-Scholes option pricing model using a risk-free interest rate of 2.28%, an expected life of 5 years, expected dividends of zero and expected volatility of 87.51%.

The Company received net proceeds from the Offering of $6,204,717, after deducting underwriting discounts and commissions and offering expenses. The Company used the net proceeds from the Offering primarily for the repayment of debt.

The Offering closed on April 2, 2019 and as of December 31, 2019, the Company had issued a total of 771,275 shares of its common stock, inclusive of shares issued pursuant to the exercise of 317,500 Pre-Funded Warrants and 382,387 shares issued pursuant to the cashless exercise of the Common Warrants.

Ascendiant ATM Offering

On August 6, 2019, the Company entered into an At-The-Market Issuance Sales Agreement with Ascendiant Capital Markets, LLC, as sales agent to sell shares of the Company’s common stock having an aggregate offering price of up to $5,500,000 (the “ATM Offering”). The offer and sale of the Company’s common stock will be made pursuant to the Company’s effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-222132) filed with the Securities and Exchange Commission (the “Commission”) on December 18, 2017, amended on January 8, 2018, and declared effective by the SEC on January 11, 2018, and a prospectus supplement related to the ATM Offering, dated August 6, 2019. Through December 31, 2019, the Company had received gross proceeds of $5,499,999 through the sale of 1,819,826 shares of the Company’s common stock from the ATM Offering.

Issuance of Common Stock for Services

During the year ended December 31, 2019, the Company issued to its consultants a total 69,375 shares of its common stock with an aggregate value of $338,619, an average of $4.88 per share for services rendered.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

Issuance of common stock for conversion of debt

During the year ended December 31, 2019, principal and accrued interest of $4,238,878 and $497,417, respectively, on the Company’s debt securities was satisfied through the issuance of 370,473 shares of the Company’s common stock.

Issuance of common stock in payment of accrued liability

During the year ended December 31, 2019, the Company issued 66,740 shares of its common stock in satisfaction of accrued liabilities of $175,377.

Treasury Stock

The Company utilizes the cost method of accounting for treasury stock. The cost of reissued shares is determined under the last-in, first-out method. The Company purchased 2,750 shares for $57,748 during the year ended December 31, 2018.

23. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	2019	2018
Deferred tax asset:
Allowance for doubtful accts	$163,123	$1,318
UNICAP	16,314	22,558
Obsolete Inventory	41,131	41,046
Reserves	1,641,874	1,577,415
Warrant Liability	2,330	3,351
Accrued Compensation	89,089	43,111
Deferred rent liability	—	4,759
Credit carryforwards	142,484	142,484
Stock Compensation	430,274	425,603
Fixed Assets, net	1,278,863	300,240
Contribution, Carryforward	62	66
Accrued interest expense	22,414	30,822
Net operating loss carryforwards	11,602,532	6,924,325
Lease Liability	899,722	—
Credit Loss	995,184	—
Total deferred tax asset	17,325,396	9,517,098

Deferred tax liability:
ROU assets	(870,886)	—
Intangible Assets, net	(209,044)	(567,923)
Total deferred income tax liabilities	(1,079,930)	(567,923)

Net deferred income tax assets	16,245,466	8,949,175
Valuation allowance	(16,308,197)	(9,054,147)
Deferred tax asset (liability), net	$(62,731)	$(104,972)

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

At December 31, 2019, the Company had Federal net operating loss carry forwards (“NOLs”) for income tax purposes of approximately $52,884,756. Approximately $12,302,381 of NOLs generated prior to 2018 will begin to expire in 2020. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) signed in to law on March 27, 2020, provided that NOLs generated in a taxable year beginning in 2018, 2019, or 2020, may now be carried back five years and forward indefinitely. In addition, the 80% taxable income limitation is temporarily removed, allowing NOLs to fully offset net taxable income. In accordance with Section 382 of the Internal Revenue Code, the future utilization of the Company’s net operating loss to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. Management believes that such an ownership change may have occurred during 2017. The Company has estimated the Section 382 annual limitation due to this ownership change to be approximately $157,433. This has been used to reduce the amount of the net operating losses that have limited carryforward periods.

At December 31, 2019, Microphase, an entity not consolidated for income tax purposes, had NOLs of approximately $12,064,563. Approximately $11,684,781 of NOLs generated prior to 2018 will begin to expire in 2020. NOLs generated in a taxable year beginning in 2018, 2019, or 2020, may be carried back five years and forward indefinitely. In accordance with Section 382 of the Internal Revenue Code, the future utilization of the Company’s net operating loss to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available and due to the last five years significant losses there is substantial doubt related to the Company’s ability to utilize its deferred tax assets, the Company recorded a full valuation allowance of the deferred tax asset. For the year ended December 31, 2019, the valuation allowance has increased by $7,254,050.

The 2016 and 2017 tax year remains open to examination by the Internal Revenue Service (“IRS”) and the 2016 through 2017 tax years remain open to examination by the California Franchise Tax Board (“FTB”) and the Connecticut Department of Revenue (“CDR”). The IRS, FTB and CDR have the authority to examine those tax years until the applicable statute of limitations expires and the years with net operating loss carryovers when such carryovers are used. Returns for tax year 2018 have not been filed.

As of December 31, 2019, the Company’s foreign subsidiaries had accumulated losses for income tax purposes in the amount of approximately $2,220,361. All of the Company’s international accumulated losses were generated in the United Kingdom and Israel which have statutory tax rates of 19% and 7.5% respectively. These net operating losses may be carried forward and offset against taxable income in the future for an indefinite period.

The net income tax benefit consists of the following:

	2019	2018
Current
US Federal	$—	$—
US State	—	—
Foreign	—	134,017
Total current provision	—	134,017
Deferred
US Federal	—	(158,482)
US State	—	—
Foreign	(108,293)	(52,134)
Total deferred benefit	(108,293)	(210,616)
Total provision for income taxes	$(108,293)	$(76,599)

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

The Company’s effective tax rates were 0.4% and 0.3% for the years ended December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, the effective tax rate differed from the U.S. federal statutory rate primarily due to the change in the valuation allowance and the effect of changes in tax rates in future periods. The reconciliation of income tax attributable to operations computed at U.S. Federal statutory income tax rates of 21% to income tax expense is as follows:

	2019	2018
Expected federal income tax benefit	21.0%	21.0%
Beneficial conversion feature	(0.6%)	(1.1%)
State taxes net of federal benefit	3.5%	2.4%
Foreign rate differential	(0.2%)	(0.3%)
Section 382 limitation	—	(4.9%)
Effect of change in tax rates	—	(1.8%)
Effect of change in valuation allowance	(21.9%)	(15.1%)
Other	(1.4%)	0.1%
Income taxes provision (benefit)	0.4%	0.3%

The Company accounts for uncertain tax positions in accordance with ASC No. 740-10-25. ASC No. 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC No. 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. To the extent that the final tax outcome of these matters is different than the amount recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense. ASC No. 740-10-25 also requires management to evaluate tax positions taken by the Company and recognize a liability if the Company has taken uncertain tax positions that more likely than not would not be sustained upon examination by applicable taxing authorities. Management of the Company has evaluated tax positions taken by the Company and has concluded that as of December 31, 2019 and 2018, there are no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability that would require disclosure in the financial statements.

24. RELATED PARTY TRANSACTIONS

a.	The Company and AVLP entered into a Loan and Security Agreement (“AVLP Loan Agreement”) with an effective date of August 21, 2017, pursuant to which the Company will provide AVLP a non-revolving credit facility of up to $10,000,000 for a period ending on August 21, 2021, subject to the terms and conditions stated in the Loan Agreement, including that the Company having available funds to grant such credit. At December 31, 2019, the Company has provided loans to AVLP in the principal amount $9,595,079 and, in addition to the 12% convertible promissory notes, AVLP has issued to the Company warrants to purchase 19,190,158 shares of AVLP common stock. Under the terms of the AVLP Loan Agreement, any notes issued by AVLP are secured by the assets of AVLP. As of December 31, 2019, the Company recorded contractual interest receivable attributed to the AVLP Loan Agreement of $2,025,475.

During the years ended December 31, 2019 and 2018, the Company also acquired in the open market 91,000 shares of AVLP common stock for $53,032 and 430,942 shares of AVLP common stock for $417,169, respectively. At December 31, 2019, the Company’s investment in AVLP common stock had an unrealized loss of $507,959.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

Philou is AVLP’s controlling shareholder. Mr. Ault is Chairman of AVLP’s Board of Directors and the Chairman of the Board. Mr. William B. Horne is the Chief Financial Officer and a director of AVLP and the Company.

In March 2017, the Company was awarded a $50 million purchase order by MTIX to manufacture, install and service the Multiplex Laser Surface Enhancement (“MLSE”) plasma-laser system. During the years ended December 31, 2019 and 2018, the Company recognized nil and $3,907,280, respectively, in revenues from MTIX to manufacture the Multiplex Laser Surface Enhancement (“MLSE”) plasma-laser systems. On April 12, 2019, the Company received payment of $2,676,219 for manufacturing services performed on the first MLSE system. At December 31, 2019, the Company had recorded a receivable from MTIX of $1,238,856.

b.	During the year ended December 31, 2019, the Company acquired 372,625 shares of common stock of Alzamend from a third party for $208,100 consisting of the cancellation of principal and interest due the Company of $181,483 and cash of $26,617. During the year ended December 31, 2019, the Company recognized an unrealized gain of $350,838 resulting from its investment in Alzamend common stock.

c.	During the year ended December 31, 2019, Ault & Company, Inc. (“Ault & Company”) has provided $1,335,570 in short-term advances. Ault and Company is the Manager of Philou which presently owns 125,000 shares of the Company’s Series B Preferred Stock. Mr. Ault and Mr. Horne serve as the Chief Executive Officer and Chief Financial Officer, respectively, of Ault & Company.

d.	On December 22, 2019, the Company entered into a securities purchase agreement with Ault & Company. Pursuant to the terms of the agreement, Ault & Company shall purchase an aggregate of 660,667 shares of the Company’s common stock for a total purchase price of $739,948, at a purchase price per share of $1.12, subject to the approval of the NYSE American. The NYSE American approved the purchase on January 15, 2020 (see Note 26).

e.	Ault & Company guaranteed the prompt and complete payment and performance of the Dominion short-term promissory note with a principal face amount of $2,900,000.

f.	On March 9, 2017, the Company entered into a preferred stock purchase agreement with Philou. Pursuant to the terms of the preferred stock purchase agreement, Philou may invest up to $5,000,000 in the Company through the purchase of Series B Preferred Stock over 36 months. Philou has purchased 125,000 shares of Series B Preferred Stock pursuant to the terms of the purchase agreement, the most recent purchase having occurred on April 24, 2018 for the purchase of 25,000 shares of Series B Preferred Stock.

g.	Between July 6, 2017 and September 30, 2018, Milton C. Ault, III, the Company’s Chairman and Chief Executive Officer, personally guaranteed the repayment of (i) $8,218,000 from the sale of Advances on Future Receipts (ii) and $4,781,000 from the sale of the promissory notes. These personal guarantees were necessary to facilitate the consummation of these financing transactions. Mr. Ault’s payment obligations would be triggered if the Company failed to perform under these financing obligations. Our board of directors has agreed to compensate Mr. Ault for his personal guarantees. The amount of annual compensation for each of these guarantees, which will be in the form of non-cash compensation, is approximately 1.5% of the amount of the obligation.

25. SEGMENT, CUSTOMERS AND GEOGRAPHICAL INFORMATION

The Company has five reportable segments as of December 31, 2019 and 2018; see Note 1 for a brief description of the Company’s business.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

The following data presents the revenues, expenditures and other operating data of the Company’s geographic operating segments and presented in accordance with ASC No. 280.

	Year ended December 31, 2019
	GWW	Coolisys	DP Lending	Digital Farms	I.AM	Total
Revenue	$15,231,843	$5,825,666	$—	$—	$—	$21,057,509
Revenue, cryptocurrency
mining	—	—	—	641,745	—	641,745
Revenue, restaurant operations	—	—	—	—	4,149,646	4,149,646
Revenue, lending activities	—	—	$662,740	—	—	662,740
Total revenues	$15,231,843	$5,825,666	$662,740	$641,745	$4,149,646	$26,511,640

Depreciation and
amortization expense	$705,873	$121,618	$—	$2,245,676	$391,924	$3,465,091

Loss from operations	$(828,424)	$(1,327,259)	$(1,673,065)	$(6,939,212)	$(2,243,879)	$(13,011,839)
Capital expenditures for
segment assets, as of
December 31, 2019	$34,899	$133,198	$21,203	$—	$12,060	$201,360

Identifiable assets as of
December 31, 2019	$20,847,352	$18,901,630	$1,727,275	$487,997	$786,154	$42,750,408

	Year ended December 31, 2018
	GWW	Coolisys	DP Lending	Digital Farms	I.AM	Eliminations	Total
Revenue	$11,933,092	$5,829,125	$—	$—	$—	$—	$17,762,217
Revenue, cryptocurrency
mining	—	—	—	1,675,549	—	—	1,675,549
Revenue, related party	—	3,907,280	—	—	—	—	3,907,280
Revenue, restaurant operations	—	—	—	—	3,462,140	—	3,462,140
Revenue, lending activities	—	—	347,033	—	—	—	347,033
Inter-segment revenues	—	36,833	—	—	—	(36,833)	—
Total revenues	$11,933,092	$9,773,238	$347,033	$1,675,549	$3,462,140	$(36,833)	$27,154,219

Depreciation and
amortization expense	$615,503	$139,897	$—	$2,151,505	$—	$—	$2,906,905

Loss from operations	$(2,251,686)	$(2,194,809)	$(179,760)	$(6,369,138)	$(81,264)	$—	$(11,076,657)
Capital expenditures for
segment assets, as of
December 31, 2018	$52,319	$41,998	$—	$8,891,928	$183,747	$—	$9,169,992

Identifiable assets as of
December 31, 2018	$18,400,343	$19,173,587	$2,760,314	$7,018,958	$2,072,678	$—	$49,425,880

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

Concentration Risk:

The following table provides the percentage of total revenues attributable to a single customer from which 10% or more of total revenues are derived:

For the Years Ended
December 31, 2019

	Total Revenues	Percentage of
	by Major	Total Company
	Customers	Revenues
Customer A	$6,319,221	24%

For the Years Ended
December 31, 2018

	Total Revenues	Percentage of
	by Major	Total Company
	Customers	Revenues
Customer B	$3,907,280	14%

Revenue from Customer A is attributable to Enertec. Revenue from Customer B relates to MTIX, a related party, and is attributable to Coolisys. Further, at December 31, 2019, MTIX represented all the Company’s accounts and other receivable, related party.

For the years ended December 31, 2019 and 2018, total revenues from external customers divided on the basis of the Company’s product lines are as follows:

	For the Years Ended
	December 31,
	2019	2018
Revenues:
Commercial products	$13,103,036	$10,597,256
Defense products	13,408,604	16,556,963
Total revenues	$26,511,640	$27,154,219

Financial data relating to geographic areas:

The Company’s total revenues are attributed to geographic areas based on the location. The following table presents total revenues for the years ended December 31, 2019 and 2018. Other than as shown, no foreign country or region contributed materially to revenues or long-lived assets for these periods:

	For the Years Ended
	December 31,
	2019	2018
Revenues:
North America	$15,072,792	$19,113,226
Middle East	8,681,023	5,226,075
Europe	1,678,256	1,765,991
Other	1,079,569	1,048,927
Total revenues	$26,511,640	$27,154,219

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

26. SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2018 and thru the date of this report being issued and has determined that it does not have any material subsequent events to disclose in these financial statements except for the following.

Sale of Common Stock, Related Party

On December 23, 2019, the Company entered into a securities purchase agreement with Ault & Company. Pursuant to the terms of this agreement, Ault & Company agreed to purchase an aggregate of 660,667 shares of the Company’s common stock for a total purchase price of $739,948 at a purchase price per share of $1.12, subject to the approval of the NYSE American.

The sale was authorized by the NYSE American on January 15, 2020. As a result, at the closing on January 15, 2020, Ault & Company became the beneficial owner of 666,945 shares of Common Stock, or up to 19.99% of the Common Stock then outstanding.

Convertible Note, Related Party

On February 5, 2020, (the “Closing Date”), the Company sold and issued an 8% convertible promissory note in the principal amount of $1,000,000 to Ault & Company. The principal amount of this note, plus any accrued and unpaid interest at a rate of 8% per annum, shall be due and payable on August 5, 2020. The Note shall be convertible into shares of the Company’s common stock at a conversion price of $1.45 per share, subject to the approval of the Company’s stockholders at a special meeting thereof, as required by Rule 713(a)(ii) of the NYSE Company Guide, and subsequently, authorization from the NYSE American.

Master Exchange Agreement

On February 10, 2020, the Company entered into a master exchange agreement (the “Master Exchange Agreement”) with Esousa Holdings, LLC (the “Creditor”) which acquired approximately $4.2 million dollars in principal amount, plus accrued but unpaid interest, of certain promissory notes that had been previously issued by us to Dominion (the “Dominion Short-Term Promissory Note”) and the Canadian Special Opportunity Fund, LP (the “CSOF Note” and with the Dominion Short-Term Promissory Note, the “Purchased Notes”) in separate transactions. The Creditor also agreed to purchase additional notes up to an additional principal amount, plus accrued but unpaid interest, of $3.5 million (the “Additional Notes” and collectively, with the Purchased Notes, the “Notes”). Pursuant to the Master Exchange Agreement, the Creditor has the unilateral right to acquire, among other things set forth therein, shares of the Company’s common stock (the “Exchange Shares”) in exchange for the Notes, which Notes evidence an aggregate of up to approximately $7.7 million of indebtedness of the Company.

The first exchange occurred on the date of the Master Exchange Agreement upon which the Creditor may exchange, in whole or in part, the Dominion Note for the Exchange Shares (the “Initial Exchange”) and the second exchange (the “Second Exchange” and together with the Initial Exchange, the “Exchange”) shall occur if, within sixty days after the Initial Exchange, the Company receives stockholder approval at a special meeting thereof for the Exchange of the Additional Notes for the Company’s common stock, as required by Rule 713(a)(ii) of the NYSE Company Guide, and subsequently, authorization from the NYSE American (together, the “Required Approvals”).

The Exchange Agreement provides for two pricing periods, the first of which shall commence after the date on which the Creditor receives the Exchange Shares pursuant to the Initial Exchange and ending on the date that is 90 days after such receipt thereof, subject to extension as provided for in the Exchange Agreement, and the second of which shall commence on the date on which the Creditor receives the Exchange Shares pursuant to the Second Exchange and ending on the date that is 90 days after such receipt thereof, in either case, unless earlier terminated by the Creditor by written notice.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

The number of shares to be issued upon each Exchange will be equal to (x) the principal and accrued but unpaid interest due on the Notes being exchanged multiplied by 1.35, divided by (y) the closing bid price effective on each date of an exchange notice, provided, however, that the Company shall theretofore have obtained the Required Approvals (the “Exchange Price”). The total number of shares of the Company’s common stock to be issued to Creditor in connection with the applicable Exchange shall be adjusted on the Business Day immediately following the Pricing Period based upon the volume weighted average price (“VWAP”) of the Company’s common stock over the applicable Pricing Period (the “VWAP Shares”). VWAP Shares means the number of shares determined by dividing (x) the Exchange Amount of the applicable Exchange, multiplied by 1.1, by (y) the greater of (I) seventy-five percent (75.0%) of the VWAP of the Company’s common stock over the applicable Pricing Period, or (II) $0.30 per share.

Pursuant to the Master Exchange Agreement, the Company has agreed to issue to the Creditor warrants to purchase shares of the Company’s common stock equal to (i) the amount of the Additional Notes, multiplied by 0.83, and divided by (ii) the Closing Bid Price of the Company’s common stock as of the date immediately prior to the Initial Exchange (the “Purchase Warrant”), or $1.30. The Purchase Warrant shall be exercisable, commencing on the date upon which the Company receives the Required Approvals thereof, for the exercise price of one hundred ten percent (110%) of the Closing Bid Price of the Company’s common stock as of the date immediately prior to the Initial Exchange, or $1.43. In connection therewith, the Company has agreed to file a registration statement to register the sale of the shares of common stock underlying the exercise of the Purchase Warrant by the Creditor pursuant to the Master Exchange Agreement. In the event that the Creditor does not purchase all of the Additional Notes, the Company shall have the option to acquire a portion of the Purchase Warrants from the Creditor for an aggregate price of $1.00.

Between February 20 and April 2020, the Company issued to the investor an aggregate of 861,580 shares of the Company’s common stock upon the exchange of principal in the amount of $836,845.

Settlement of Derivative Litigation

On February 24, 2020, the Company, entered into a definitive settlement agreement (the “Settlement Agreement”) that is intended to settle the previously disclosed derivative litigation captioned Ethan Young and Greg Young, Derivatively on Behalf of Nominal Defendant, DPW Holdings, Inc. v. Milton C. Ault, III, Amos Kohn, William B. Horne, Jeff Bentz, Mordechai Rosenberg, Robert O. Smith, and Kristine Ault and DPW Holdings, Inc., as the nominal defendant (Case No. 18-cv-6587) (as amended on March 11, 2019, the “Amended Complaint”) against the Company and certain of its officers and directors pending in the United States District Court for the Central District of California (the “Court”). As previously disclosed, the Amended Complaint alleges violations including breaches of fiduciary duties and unjust enrichment claims based on the previously pled transactions.

Under the terms of the settlement agreement, the Company’s Board of Directors (the “Board”) shall adopt and/or maintain resolutions and amendments to committee charters and/or the Company’s bylaws within thirty (30) days of issuance of an Order and Final Judgment entered by the Court approving the settlement (the “Order”) to ensure adherence to certain corporate governance policies (collectively, the “Reform(s)”), which shall remain in effect for no less than five (5) years, subject to any of the following: (a) a determination by a majority of the independent directors that the Reform is no longer in the best interest of the Company, including, but not limited to, due to circumstances making the Reform no longer applicable, feasible, or available on commercially reasonable terms, or (b) modifications which the Company reasonably believes are required by applicable law or regulation.

In connection with the settlement agreement, the parties have agreed upon a payment of attorneys’ fees in the amount of $600,000 payable by the Company’s Director & Officer liability insurance.

The settlement agreement contains no admission of wrongdoing. The Company has always maintained and continues to believe that it did not engage in any wrongdoing or otherwise commit any violation of federal or state securities laws or other laws.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

Pursuant to the settlement agreement, the Company and certain of its officers and directors will be released from the claims that were asserted or could have been asserted in the Amended Complaint by the plaintiffs therein. The settlement is subject to the implementation of certain Reforms, including, among others, (i) the resignation of a current director and the appointment of two (2) new independent directors to the Board and the Company’s three-member Nomination and Governance Committee (the “Governance Committee”), one of whom shall also be appointed to the Company’s three-member Audit Committee as an audit committee financial expert (the “Expert”) as such term is defined by the SEC, (ii) certain amendments to the Company’s bylaws setting forth the composition of its directors and requirements of an independent director, (iii) the creation of a policy for related party transactions to be administered by the Company’s Governance Committee, (iv) certain amendments to the Audit Committee Charter, (v) the adoption of a written policy protecting whistleblowers, and (vi) within six (6) months of the Order, a resolution by the Board adopting a clawback policy for accounting restatements to financial statements included in a quarterly or annual report filed with the Commission. In addition, the settlement is subject to the preliminary and final Court approval, funding of the $600,000 in cash by the Company’s insurance carrier, and other customary closing conditions. There can be no assurance that the settlement will be finalized and approved by the Court and, even if approved, whether the conditions to closing will be satisfied, and the actual outcome of this matter may differ materially from the terms of the settlement described herein.

Coronavirus disease 2019 pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States and the World.  The Company is monitoring the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread, and its impact on operations, financial position, cash flows, inventory, supply chains, customer purchasing trends, customer payments, and the industry in general, in addition to the impact on its employees. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company's operations and liquidity is uncertain as of the date of this report.

However, the Company’s business has been disrupted and materially adversely affected by the recent outbreak of COVID-19. Consequently, the Company is relying on the order issued by the SEC on March 25, 2020, providing an additional 45 days from the original due date to file this Form 10-K. We are still assessing our business operations and system supports and the impact COVID-19 may have on our results and financial condition, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally or in our sectors in particular.

Our operations are located in Alameda County, CA, Orange County, CA, Fairfield County, CT, the United Kingdom, Israel and members of our senior management work in Seattle, WA and New York, NY, which is also the location of the offices of the Company’s independent auditor. The Company has been following the recommendations of local health authorities to minimize exposure risk for its employees, including the temporary closures of its offices and having employees work remotely to the extent possible, which has to an extent adversely affected their efficiency.

Updates by business unit are as follows:

•	DPW Holdings’ corporate headquarters, located in Newport Beach, CA, has begun working remotely, based on the occupancy and social distancing order from the Orange County Health Officer (http://www.ochealthinfo.com/phs/about/epidasmt/epi/dip/prevention/novel_coronavirus). The headquarters staff has tested the secure remote access systems and technology infrastructure to adjust working arrangements for its employees and believes it has adequate internal communications system and can remain operational with a remote staff.

•	Coolisys Technologies Corp., located in Fremont, CA, has temporarily suspended operations as a result of the Alameda County Public Health Department’s order to cease all activities at facilities located within the County.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

•	Microphase Corporation, located in Shelton, CT, has developed an emergency plan to ensure that its mission critical manufacturing and logistical functions are up and running. Microphase has implemented additional steps to ensure a higher level of cleanliness in its facility. Employees at greater risk of major health issues from COVID-19, which include key members of its finance department, are not required to work on site. The crisis management team meets regularly to monitor the situation, and modifies and communicates the plan as the need arises. Once the COVID-19 crisis has passed, the team will work on transitioning Microphase back to normal operations.

•	Gresham Power Electronics Limited, located in Salisbury, UK, temporarily suspended operations on March 19, 2020.

•	Enertec Systems 2001 Ltd., located in Karmiel, Israel, has been granted a waiver by the Israeli government to remain open to complete key projects that impact national security. Approximately 50% of the Enertec workforce is working remotely.

Discontinued Operations

The Company continuously assess the composition of its business operations to ensure they are aligned with its strategic objectives and positioned to maximize growth and return to its shareholders.  On March 16, 2020, to try and mitigate the spread of COVID-19, San Diego County health officials issued orders mandating that all restaurants must end dine-in services. As a result of these temporary closures and the deteriorating business conditions at both the Company’s cryptocurrency mining and restaurant businesses, the Company concluded that discontinuing these operations was ultimately in its best interest. During the first quarter of 2020, the Company discontinued the operations of Digital Farms and I. AM. Digital Farms was established to pursue a variety of digital currency and mined the top three cryptocurrencies for its own account. I.AM owns and operates the Prep Kitchen brand restaurants located in the San Diego area. Accordingly, during the first quarter of 2020, the Company will begin to separately report the results of the cryptocurrency mining and restaurant businesses as discontinued operations in its consolidated statements of operations and present the related assets and liabilities as held for sale in its consolidated balance sheets.

Paycheck Protection Program

In March 2020, U.S. lawmakers agreed on the passage of a $2 trillion stimulus bill called the CARES (Coronavirus Aid, Relief, and Economic Security) Act to blunt the impact of an economic downturn set in motion by the global coronavirus pandemic. On March 27, 2020, President Trump signed the bill into law. The main driver of small business stimulus in the CARES Act is contained in the Paycheck Protection Program (PPP). PPP Loans may be used to cover payroll, benefits, and salaries, as well as interest payments, rent, and utilities. Fees are waived, and collateral and personal guarantees are not required. Payments are deferred for a minimum of six months, up to one year, and there are no prepayment penalties.

During April 2020, the Company received loans under the PPP in the principal amount of $715,101. The principal of the loan may be forgiven up to the total cost of payroll, mortgage interest payments, rent and utility payments made during the eight-week period after origination. In addition to meeting the size requirement (500 or fewer employees for most companies), the Company was required to demonstrate that its business had been negatively impacted by COVID-19.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

February 2020 Exchange Agreement

On February 5, 2020 the Company entered into an exchange agreement (the “February ‘20 Exchange Agreement”) with an institutional investor pursuant to which the Company issued to the investor a 12% convertible promissory note in the principal amount of $295,000 with a conversion price of $1.45 per share of common stock and a 12% promissory note in the principal amount of $585,919. These two notes were issued upon the exchange of the 12% Convertible Note, in the principal amount of $815,218, issued on September 26, 2019 (see note 20). On February 25, 2020, the Company issued to the investor 203,448 shares of the Company’s common stock upon the conversion of principal of $295,000.

Issuances of Common Stock for conversion of Debt

Between January and April 2020, the Company issued 650,049 shares of its common stock pursuant to the terms of the 8% Convertible Promissory Note, in the principal face amount of $935,772, issued on November 15, 2019 (see note 20).

Issuances of Common Stock for Services

During March 2020, the Company issued 65,000 shares of its common stock as payment for services to its consultants. The shares were valued at $73,450, an average of $1.13 per share.

Issuances of Common Stock in connection with Promissory Note

On March 4, 2020, pursuant to the terms of the securities purchase agreement for the sale of the Dominion short-term promissory note, the Company issued to Dominion 12,500 shares of its common stock (see note 18).

