Form 10-K/A
period 2019-12-31
DPW Holdings, Inc.
filed 2020-06-01
CIK 896493

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

EXPLANATORY NOTES

Part 1

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

Part 2

This Amendment No. 1 on Form 10-K/A (the “Amended Annual Report”) amends the Annual Report on Form 10-K of DPW Holdings, Inc. originally filed with the Securities and Exchange Commission (the “SEC”) on May 29, 2020 (the “Original Filing”).

This Amended Annual Report on Form 10-K/A is filed solely for the purpose of revising the disclosure to the Original Filing with respect to disaggregation in Note 1 and Goodwill rollforward in Note 8.

Other than the foregoing, this Amended Annual Report speaks as of the original date of the Original Filing, does not reflect events that may have occurred subsequent to the date of the Original Filing and does not modify or update in any way disclosures made in the Original Filing.

DPW HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-K/A

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Amended Annual Report on Form 10-K (the “Amended Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date the Original filing was filed, and we do not intend to update any of the forward-looking statements after the date the Original Filing was filed to confirm these statements to actual results, unless required by law.

This Amended Annual Report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties and contained in this Amended Annual Report and, accordingly, we cannot guarantee their accuracy or completeness, though we do generally believe the data to be reliable. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Risk Factors” and elsewhere in this Amended Annual Report. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

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

On July 19, 2019, the stockholders approved a proposal permitting the Board of Directors to effect a reverse stock split (the “Reverse Split”) of our issued and outstanding Common Stock. Thereafter, on July 23, 2019, the Board of Directors approved the Reverse Split with a ratio of one for forty. The Reverse Split did not affect the number of authorized shares of Common Stock or their par value per share. As a result of the Reverse Split, the number of shares of Common Stock outstanding was reduced from 43,124,144 to 1,078,104. The Reverse Split became effective in the State of Delaware on August 5, 2019. Beginning on August 6, 2019, the Common Stock traded on the NYSE American on a split-adjusted basis. All references to Common Stock in this Amended Annual Report have been retroactively restated.

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

An investment in our common stock involves significant risks. You should carefully consider the following risks and all other information set forth in this Amended Annual Report before deciding to invest in our common stock. If any of the events or developments described below occurs, our business, financial condition and results of operations may suffer. In that case, the value of our common stock may decline and you could lose all or part of your investment.

You should consider each of the following risk factors and any other information set forth in this Amended Annual Report and the other reports filed by the Company with the Securities and Exchange Commission (the “SEC”), including the Company’s financial statements and related notes, in evaluating the Company’s business and prospects. The risks and uncertainties described below are not the only ones that impact on the Company’s operations and business. Additional risks and uncertainties not presently known to the Company, or that the Company currently considers immaterial, may also impair its business or operations. If any of the following risks actually occurs, the Company’s business and financial condition, results or prospects could be harmed. Please also read carefully the section “Forward-Looking Statements” at the beginning of this Amended Annual Report.

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

In its report on our financial statements included in this Amended Annual Report, our independent auditors have expressed doubt about our ability to continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of ongoing operating losses and a lack of financing commitments then in place to meet expected cash requirements. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. If we do not continue as a going concern, investors will lose their entire investment.

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

At May 27, 2020, Ault & Company, of which Milton C. Ault is the chief executive officer, beneficially owned 1,362,795 shares of our common stock, consisting of 665,174 shares owned outright, 689,655 shares of common stock underlying the 8% Convertible Promissory Note in the principal amount of $1,000,000 sold by us to Ault & Company on February 5, 2020, assuming no conversion of accrued but unpaid interest on this note, warrants to purchase 94 shares of Common Stock that are exercisable within 60 days of the date hereof and shares owned by Philou Ventures of which Ault & Company, Inc., is the Manager, consisting of: (i) 125,000 shares of Series B Preferred Stock that are convertible into 2,232 shares of Common Stock, (ii) warrants to purchase 2,232 shares of Common Stock that are exercisable within 60 days of the date hereof and (iii) 3,408 shares of Common Stock. Ault & Company may not convert the note absent stockholder approval, though the Company expects that a proposal to approve such conversion will occur at its special meeting of stockholders presently scheduled to occur on June 8, 2020. Assuming Ault & Company were able to convert its note on the date of this Amended Annual Report, Ault & Company would own a number of shares of common stock equal to 21.1% of the number of shares of common stock on the date hereof.

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

In addition, we have previously agreed to register shares of common stock, and common stock underlying outstanding warrants and convertible debt in connection with private placement of our securities that are not being registered in this Amended Annual Report. Our shares of common stock are thinly traded. Therefore, the resale of a large number of shares of common stock and common stock underlying warrants and convertible debt by the selling stockholders may adversely affect the market price of our common stock.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amended Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Such forward-looking statements include statements regarding, among others, (a) our expectations about possible business combinations, (b) our growth strategies, (c) our future financing plans, and (d) our anticipated needs for working capital. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “approximate,” “estimate,” “believe,” “intend,” “plan,” “budget,” “could,” “forecast,” “might,” “predict,” “shall” or “project,” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found in this Amended Annual Report on Form 10-K.

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

We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. All forward-looking statements speak only as of the date of the Prior Filing. We undertake no obligation to update any forward-looking statements or other information contained herein unless required by law.

Information regarding market and industry statistics contained in this Amended Annual Report is included based on information available to us that we believe is accurate. It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. Except as required by U.S. federal securities laws, we have no obligation to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. See the section entitled “Risk Factors” for a more detailed discussion of risks and uncertainties that may have an impact on our future results.

In this Amended Annual Report, the “Company,” “DPW Holdings,” “we,” “us” and “our” refer to DPW Holdings, Inc., a Delaware corporation, our wholly-owned subsidiaries, Coolisys Technologies, Inc., Coolisys Technologies Corp., Digital Power Corp., Digital Power Lending, LLC, Digital Farms, Inc., Gresham Worldwide, Inc., Gresham Power Electronics Ltd., Enertec Systems 2001 Ltd. and our majority owned subsidiaries, Microphase Corporation and I.AM, Inc.

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

Critical Accounting Policies

See Note 3, Basis of Presentation and Significant Accounting Policies, to the Company’s consolidated financial statements for the year ended December 31, 2019 included in this Amended Annual Report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because we are a smaller reporting company, this section is not applicable

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item 8 are included in this Amended Annual Report following Item 16 hereof. As a smaller reporting company, we are not required to provide supplementary financial information.

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

Based upon that evaluation, our principal executive officer and principal financial officer, with the assistance of other members of the Company's management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Amended Annual Report and has determined that our disclosure controls and procedures were not effective due to certain material weaknesses as described herein.

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

This Amended Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to a provision under the Dodd-Frank Wall Street Reform and Consumer Protection Act which grants a permanent exemption for non-accelerated filers from complying with Section 404(b) of the Sarbanes-Oxley Act of 2002.

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

61

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

Dated:  June 1, 2020

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

June 1, 2020	/s/ Milton C. Ault, III
Milton C. Ault, III, Chief Executive Officer and Executive Chairman of the Board

June 1, 2020	/s/ William B. Horne
William B. Horne, Chief Financial Officer and Director

June 1, 2020	/s/ Amos Kohn
Amos Kohn, President and Director

June 1, 2020	/s/ Robert O. Smith
Robert O. Smith, Director

June 1, 2020	/s/ Mordechai Rosenberg
Mordechai Rosenberg, Director

June 1, 2020	/s/ Jeffrey A. Bentz
Jeffrey A. Bentz, Director

June 1, 2020	/s/ Jodi Brichan
Jodi Brichan, Director

ITEM 8.	FINANCIAL STATEMENTS

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

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2019

The Company’s disaggregated revenues consist of the following for the year ended December 31, 2018:

	Year ended December 31, 2018

	GWW	Coolisys	DP Lending	Digital Farms	I.AM	Total

Primary Geographical
Markets
North America	$4,421,081	$9,207,423	$347,033	$1,675,549	$3,462,140	$19,113,226
Europe	1,763,366	2,625	—	—	—	1,765,991
Middle East	5,226,075	—	—	—	—	5,226,075
Other	522,570	526,357	—	—	—	1,048,927
	$11,933,092	$9,736,405	$347,033	$1,675,549	$3,462,140	$27,154,219

Major Goods
RF/Microwave Filters	$3,331,575	$—	$—	$—	$—	$3,331,575
Detector logarithmic
video amplifiers	1,338,912	—	—	—	—	1,338,912
Power Supply Units	—	5,829,125	—	—	—	5,829,125
Power Supply Systems	2,036,530	—	—	—	—	2,036,530
Healthcare diagnostic systems	1,715,512	—	—	—	—	1,715,512
Defense systems	3,510,563	—	—	—	—	3,510,563
Digital Currency Mining	—	—	—	1,675,549	—	1,675,549
Restaurant operations	—	—	—	—	3,462,140	3,462,140
Lending activities	—	—	347,033	—	—	347,033
MLSE Systems	—	3,907,280	—	—	—	3,907,280
	$11,933,092	$9,736,405	$347,033	$1,675,549	$3,462,140	$27,154,219

Timing of Revenue
Recognition
Goods transferred at a
a point in time	$6,082,285	$5,829,125	$347,033	$1,675,549	$3,462,140	$17,396,132
Services transferred over time	5,850,807	3,907,280	—	—	—	9,758,087
	$11,933,092	$9,736,405	$347,033	$1,675,549	$3,462,140	$27,154,219

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
$2,167,681

8. GOODWILL

The Company’s goodwill relates to the acquisition of a controlling interest in Microphase on June 2, 2017 and the acquisition of Enertec Systems 2001 Ltd. (“Enertec”) on May 22, 2018.  The following table summarizes the changes in our goodwill during the years ended December 31, 2019 and 2018:

Goodwill
Balance as of January 1, 2018	$3,651,982
Acquisition of Enertec	4,780,526
Acquisition of I.AM	265,252
Effect of exchange rate changes	(234,690)
Balance as of December 31, 2018	$8,463,070
Impairment	(746,205)
Effect of exchange rate changes	384,082
Balance as of December 31, 2019	$8,100,947

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

