Form 10-Q
period 2020-03-31
DPW Holdings, Inc.
filed 2020-07-06
CIK 896493

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

At June 30, 2020 the registrant had outstanding 6,112,117 shares of common stock.

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

Pursuant to the superseding order issued on March 25 (the “Order”), on which the Company has relied, the Company reports that the Company’s staff, working remotely because of the exigencies of COVID-19, was significantly disrupted and accordingly the Company was unable to file this Quarterly Report by the prescribed filing date.

The Company also subsequently filed Form 12b-25 with respect to the delayed filing of the Form 10-Q.

DPW HOLDINGS, INC.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2020 (Unaudited) and December 31, 2019 (Audited)	F-1 – F-2

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2020 and 2019 (Unaudited)	F-3

	Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2020 and 2019 (Unaudited)	F-4 – F-5

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 (Unaudited)	F-6 – F-7

	Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	F-8 – F-36

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	7

Item 4.	Controls and Procedures	7

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	8
Item 1A.	Risk Factors	11
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 3.	Defaults Upon Senior Securities	12
Item 4.	Mine Safety Disclosures	12
Item 5.	Other Information	12
Item 6.	Exhibits	13

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Words such as “anticipates,” “expects,” “intends,” “goals,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “would,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on management's expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout this report and our Annual Report on Form 10-K for the year ended December 31, 2019, particularly the “Risk Factors” sections of such reports. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission that disclose risks and uncertainties that may affect our business. The forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of July 6, 2020. In addition, the forward-looking statements in this Form 10-Q are made as of the date of this filing, and we do not undertake, and expressly disclaims any duty, to update such statements, whether as a result of new information, new developments or otherwise, except to the extent that disclosure may be required by law.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$626,337	$483,383
Marketable equity securities	426,432	639,647
Accounts receivable	2,996,218	2,438,254
Accounts and other receivable, related party	1,196,379	1,196,379
Accrued revenue	1,761,457	2,226,570
Inventories, net	2,401,666	2,481,511
Prepaid expenses and other current assets	1,186,119	1,324,161
Current assets held for sale	—	281,352
TOTAL CURRENT ASSETS	10,594,608	11,071,257
Intangible assets	3,080,723	3,206,988
Goodwill	7,950,214	8,100,947
Property and equipment, net	1,731,125	1,787,393
Right-of-use assets	4,055,556	4,177,590
Investments - related party	5,591,381	6,540,720
Investments in derivative liabilities and common stock - related party	714,613	2,128,224
Equity investments in private companies	261,767	261,767
Investment in limited partnership	1,969,000	1,969,000
Loans receivable	700,617	795,481
Other investments, related parties	825,000	832,500
Other assets	291,104	275,273
Noncurrent assets held for sale	—	1,603,268
TOTAL ASSETS	$37,765,708	$42,750,408
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$14,188,086	$14,284,563
Accounts payable and accrued expenses, related party	54,879	64,604
Operating lease liability, current	468,388	484,819
Advances on future receipts	2,190,392	2,210,392
Short term advances, related party	214,358	1,409,331
Revolving credit facility	453,662	221,705
Notes payable, net	6,611,816	5,505,015
Notes payable, related parties	170,085	169,153
Convertible notes payable	1,040,812	2,732,990
Convertible notes payable, related party	1,000,000	—
Other current liabilities	1,970,041	1,545,210
Current liabilities held for sale	1,461,150	1,593,550
TOTAL CURRENT LIABILITIES	29,823,669	30,221,332
LONG TERM LIABILITIES
Operating lease liability, non-current	3,627,574	3,726,493
Notes payable	493,401	482,624
Notes payable, related parties	114,232	115,164
Convertible notes payable	325,039	304,773
Noncurrent liabilities held for sale	897,842	951,072
TOTAL LIABILITIES	35,281,757	35,801,458

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	March 31,	December 31,
	2020	2019
	(Unaudited)
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Series A Convertible Preferred Stock, $25.00 stated value per share,	7	7
$0.001 par value – 1,000,000 shares authorized; 7,040 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively (redemption amount and liquidation preference of $176,000 as of March 31, 2020 and December 31, 2019)
Series B Convertible Preferred Stock, $10 stated value per share,	125	125
share, $0.001 par value – 500,000 shares authorized; 125,000 shares issued and outstanding at March 31, 2020 and December 31, 2019 (liquidation preference of $1,250,000 at March 31, 2020 and December 31, 2019)
Class A Common Stock, $0.001 par value – 500,000,000 shares authorized;	5,402	3,318
5,401,721 and 3,318,390 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively
Class B Common Stock, $0.001 par value – 25,000,000 shares authorized;	—	—
nil shares issued and outstanding at March 31, 2020 and December 31, 2019
Additional paid-in capital	104,558,973	101,099,347
Accumulated deficit	(95,186,473)	(88,650,465)
Accumulated other comprehensive loss	(6,902,325)	(5,511,624)
TOTAL DPW HOLDINGS STOCKHOLDERS' EQUITY	2,475,709	6,940,708
Non-controlling interest	8,242	8,242
TOTAL STOCKHOLDERS' EQUITY	2,483,951	6,948,950
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,765,708	$42,750,408

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019

Revenue	$5,569,282	$5,551,651
Revenue, cryptocurrency mining	—	28,804
Revenue, lending activities	36,152	185,089
Total revenue	5,605,434	5,765,544
Cost of revenue	3,853,435	4,825,830
Gross profit	1,751,999	939,714
Operating expenses
Engineering and product development	440,626	455,678
Selling and marketing	338,163	417,622
General and administrative	2,902,902	4,501,529
Provision for credit losses	1,000,000	—
(Gain) loss on digital currency	92	(1,503)
Total operating expenses	4,681,783	5,373,326
Loss from continuing operations	(2,929,784)	(4,433,612)
Other income (expenses)
Interest income	320	836,927
Interest expense	(1,086,163)	(2,099,541)
Change in fair value of marketable equity securities	(365,359)	(116,042)
Loss on extinguishment of debt	(463,134)	(807,784)
Change in fair value of warrant liability	4,411	—
Total other expenses, net	(1,909,925)	(2,186,440)
Loss from continuing operations before income taxes	(4,839,709)	(6,620,052)
Income tax benefit	5,905	14,168
Net loss from continuing operations	(4,833,804)	(6,605,884)
Net loss from discontinued operations, net of taxes	(1,697,744)	(105,142)
Net loss	(6,531,548)	(6,711,026)
Less: Net loss attributable to non-controlling interest	—	32,416
Net loss attributable to DPW Holdings	(6,531,548)	(6,678,610)
Preferred dividends	(4,460)	(1,869)
Net loss available to common stockholders	$(6,536,008)	$(6,680,479)
Basic and diluted net loss per common share:
Continuing operations	$(1.07)	$(46.18)
Discontinued operations	(0.37)	(0.74)
Net loss per common share	$(1.44)	$(46.92)
Weighted average common shares outstanding, basic and diluted	4,533,217	142,395
Comprehensive loss
Loss available to common stockholders	$(6,536,008)	$(6,680,479)
Other comprehensive income (loss)
Foreign currency translation adjustment	(148,607)	29,857
Net unrealized loss on derivative securities of related party	(1,242,094)	(736,680)
Other comprehensive loss	(1,390,701)	(706,823)
Total comprehensive loss	$(7,926,709)	$(7,387,302)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

Three Months Ended March 31, 2020

							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Equity

BALANCES, January 1, 2020	132,040	$132	3,318,390	$3,318	$101,099,347	$(88,650,465)	$(5,511,624)	$8,242	$6,948,950
Stock based compensation:
Options	—	—	—	—	19,956	—	—	—	19,956
Common stock	—	—	65,000	65	73,385	—	—	—	73,450
Issuance of common stock in payment of
short term advances, related party	—	—	660,667	661	739,287	—	—	—	739,948
Issuance of common stock in payment of
accrued liabilities	—	—	12,500	13	73,141	—	—	—	73,154
Issuance of common stock for conversion
of debt	—	—	1,345,164	1,345	2,118,617	—	—	—	2,119,962
Beneficial conversion feature in connection
with convertible notes	—	—	—	—	20,345	—	—	—	20,345
Fair value of warrants issued in connection
with convertible notes	—	—	—	—	414,895	—	—	—	414,895
Comprehensive loss:
Net loss	—		—	—	—	(6,531,548)	—	—	(6,531,548)
Preferred dividends	—	—	—	—	—	(4,460)	—	—	(4,460)
Net unrealized loss on derivatives
in related party	—	—	—	—	—	—	(1,242,094)	—	(1,242,094)
Foreign currency translation adjustments	—	—	—	—	—	—	(148,607)	—	(148,607)

BALANCES, March 31, 2020	132,040	$132	5,401,721	$5,402	$104,558,973	$(95,186,473)	$(6,902,325)	$8,242	$2,483,951

The above Condensed Consolidated Statement of Changes in Stockholders’ Equity reflects a 1-for-40 reverse stock split effective August 5, 2019. See Note 1 for further information.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

Three Months Ended March 31, 2019

							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Equity

BALANCES, January 1, 2019	126,434	$126	100,910	$101	$77,647,544	$(55,721,115)	$(3,902,523)	$40,658	$18,064,791
Stock based compensation:
Options	—	—	—	—	245,614	—	—	—	245,614
Common stock	—	—	9,375	9	253,010	—	—	—	253,019
Issuance of common stock for cash	—	—	94,791	95	4,397,440	—	—	—	4,397,535
Issuance of common stock for conversion
of debt	—	—	26,402	26	2,608,431	—	—	—	2,608,457
Issuance of Series A preferred stock for cash	70	—	—	—	1,750	—	—	—	1,750
Cash for exchange fees and other financing costs	—	—	—	—	(250,141)	—	—	—	(250,141)
Comprehensive loss:
Net loss	—		—	—	—	(6,678,610)	—	—	(6,678,610)
Preferred dividends	—	—	—	—	—	(1,869)	—	—	(1,869)
Net unrealized loss on derivatives
in related party	—	—	—	—	—	—	(736,680)	—	(736,680)
Foreign currency translation adjustments	—	—	—	—	—	—	160,987	—	160,987
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(32,416)	(32,416)

BALANCES, March 31, 2019	126,504	$126	231,478	$231	$84,903,648	$(62,401,594)	$(4,478,216)	$8,242	$18,032,437

The above Condensed Consolidated Statement of Changes in Stockholders’ Equity reflects a 1-for-40 reverse stock split effective August 5, 2019. See Note 1 for further information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(6,531,548)	$(6,711,026)
Less: Net loss from discontinued operations	(1,697,744)	(105,142)
Net loss from continuing operations	(4,833,804)	(6,605,884)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	174,947	799,023
Amortization	83,285	162,415
Amortization of right-of-use assets	122,034	276,428
Interest expense – debt discount	677,022	1,491,065
Change in fair value of warrant liability	(4,411)	—
Accretion of original issue discount on notes receivable – related party	7,500	(612,309)
Accretion of original issue discount on notes receivable	(3,738)	(49,505)
Stock-based compensation	122,763	621,288
Realized losses on other investments	27,500	—
Realized (gains) losses on sale of digital currencies	—	654
Realized (gains) losses on sale of marketable securities	(14,442)	13,344
Unrealized (gains) losses on marketable equity securities	121,068	(105,391)
Unrealized losses on equity securities – related party	181,990	139,184
Unrealized losses on equity securities	92,930	699
Provision for loan losses	1,000,000	—
Changes in operating assets and liabilities:
Accounts receivable	(607,615)	(829,392)
Accounts receivable, related party	—	(27,421)
Accrued revenue	403,955	(182,293)
Digital currencies	92	(30,307)
Inventories	25,590	459,146
Prepaid expenses and other current assets	103,544	(18,365)
Other assets	(46,813)	(155,616)
Accounts payable and accrued expenses	894,001	3,159,073
Accounts payable, related parties	(9,725)	2,472
Other current liabilities	480,477	(433,677)
Lease liabilities	(115,350)	—

Net cash used in continuing operating activities	(1,117,200)	(1,925,369)
Net cash provided by (used in) discontinued operating activities	1,246	(244,263)
Net cash used in operating activities	(1,115,954)	(2,169,632)

Cash flows from investing activities:
Purchase of property and equipment	(155,981)	(3,794)
Investments – related party	(50,661)	(740,948)
Investments in warrants and common stock - related party	(1,413)	(302,214)
Sales of marketable equity securities	106,589	286,656
Investments in debt and equity securities	(510)	(205,125)

Net cash used in investing activities	$(101,976)	$(965,425)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	For the Three Months Ended March 31,
	2020	2019

Cash flows from financing activities:
Gross proceeds from sales of common stock and warrants	$—	$4,397,535
Proceeds from issuance of Series A Convertible Preferred Stock	—	1,645
Financing cost in connection with sales of equity securities	—	(250,141)
Proceeds from notes payable	600,000	500,000
Proceeds from short-term advances – related party	573,754	54,200
Proceeds from short-term advances	—	47,000
Payments on short-term advances – related party	(28,779)	-
Payments on notes payable	(80,782)	(228,749)
Payments on convertible notes payable	—	(809,253)
Proceeds from advances on future receipts	—	319,729
Payments on advances on future receipts	(20,000)	(313,221)
Payments of preferred dividends	(4,460)	(1,869)
Payments on revolving credit facilities, net	231,957	(7,375)

Net cash provided by financing activities	1,271,690	3,709,501

Effect of exchange rate changes on cash and cash equivalents	89,194	(94,747)
Net increase in cash and cash equivalents	142,954	479,697
Cash and cash equivalents at beginning of period	483,383	769,619

Cash and cash equivalents at end of period	$626,337	$1,249,316

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$38,345	$232,925

Non-cash investing and financing activities:
Cancellation of convertible note payable into shares of common stock	$1,909,350	$2,608,458
Payment of debt with digital currency	$—	$26,963
Cancellation of short term advances, related party into shares
of common stock	$739,948	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

MARCH 31, 2020

1. DESCRIPTION OF BUSINESS

DPW Holdings, Inc., a Delaware corporation (“DPW” or the “Company”), formerly known as Digital Power Corporation, was incorporated in September 2017. The Company is a diversified holding company owning subsidiaries engaged in the following operating businesses: commercial and defense solutions, commercial lending and advanced textile technology. The Company’s wholly-owned subsidiaries are Gresham Worldwide, Inc. (“GWW”), Coolisys Technologies Corp. (“Coolisys”), Gresham Power Electronics Ltd. (f/k/a Digital Power Limited) (“Gresham Power”), Enertec Systems 2001 Ltd (“Enertec”), Digital Power Lending, LLC (“DP Lending”) and Digital Farms, Inc. (“Digital Farms”). The Company also has a controlling interest in Microphase Corporation (“Microphase”). The Company has three reportable segments – defense solution through GWW with operations conducted by Microphase, Enertec and Gresham Power, commercial solution through Coolisys and commercial lending through DP Lending.

During the three months ended March 31, 2020, the Company ceased operations at Digital Farms, the Company’s blockchain mining subsidiary, and I. AM, Inc. (“I. AM”). Management determined that the permanent closing of the restaurant operations at I. AM, which owned and operated the Prep Kitchen brand restaurants located in the San Diego area, met the criteria for presentation as discontinued operations. Accordingly, the results of the restaurant operations segment are presented as discontinued operations in our condensed consolidated statements of operations and comprehensive loss and are excluded from continuing operations for all periods presented.

On March 14, 2019, pursuant to the authorization provided by the Company’s stockholders at a Special Meeting of Stockholders, the Company’s Board of Directors (the “Board”) approved an amendment to the Certificate of Incorporation (the “COI Amendment”) to effectuate a reverse stock split of the Common Stock of the Company’s issued and outstanding number of such shares by a ratio of one-for-twenty (the “First Stock Split”). At the Company’s 2019 reconvened Annual Meeting of Stockholders, the Company’s stockholders approved a proposal permitting the Board to effectuate a second reverse stock split (the “Second Stock Split”) of the Company’s issued and outstanding Common Stock. Thereafter, on July 23, 2019, the Board approved the Second Stock Split with a ratio of one-for-forty. The Second Stock Split did not affect the number of authorized shares of Common Stock or their par value per share. As a result of the Second Stock Split, each forty shares of common stock issued and outstanding prior to the Second Stock Split were converted into one share of common stock. The Second Stock Split became effective in the State of Delaware on August 5, 2019. All share amounts in these financial statements have been updated to reflect these reverse stock splits.

2. LIQUIDITY, GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. As of March 31, 2020, the Company had cash and cash equivalents of $626,337, an accumulated deficit of $95,186,473 and negative working capital of $19,229,061. The Company has incurred recurring losses and reported losses for the three months ended March 31, 2020 and 2019, totaling $6,531,548 and $6,711,026, respectively. In the past, the Company has financed its operations principally through issuances of convertible debt, promissory notes and equity securities. During 2020, the Company continued to successfully obtain additional equity and debt financing and restructured existing debt.

The Company expects to continue to incur losses for the foreseeable future and needs to raise additional capital to continue its business development initiatives and to support its working capital requirements. During February 2020, the Company entered into a Master Exchange Agreement with an entity that, subject to shareholder approval, has agreed to purchase up to approximately $7.7 million in certain promissory notes previously issued by the Company. Management believes that the Company has access to capital resources through potential public or private issuances of debt or equity securities. However, if the Company is unable to raise additional capital, which ability could be adversely affected by the recent outbreak of COVID-19, it may be required to curtail operations and take additional measures to reduce costs, including reducing its workforce, eliminating outside consultants and reducing legal fees to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

MARCH 31, 2020

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

However, the Company’s business has been disrupted and materially adversely affected by the recent outbreak of COVID-19. Consequently, the Company is relying on the order issued by the SEC on March 25, 2020, providing an additional 45 days from the original due date to file this Form 10-Q. The Company is still assessing its business operations and system supports and the impact COVID-19 may have on its results and financial condition, but there can be no assurance that this analysis will enable the Company to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally or in its sectors in particular.

The Company’s operations are located in Alameda County, CA, Orange County, CA, Fairfield County, CT, the United Kingdom, Israel and members of senior management work in Seattle, WA and New York, NY. The Company has been following the recommendations of local health authorities to minimize exposure risk for its employees, including the temporary closures of its offices and having employees work remotely to the extent possible, which has to an extent adversely affected their efficiency.

Updates by business unit are as follows:

•	DPW Holdings’ corporate headquarters, located in Newport Beach, CA, has begun working remotely, based on the occupancy and social distancing order from the Orange County Health Officer (http://www.ochealthinfo.com/phs/about/epidasmt/epi/dip/prevention/novel_coronavirus). The headquarters staff has tested the secure remote access systems and technology infrastructure to adjust working arrangements for its employees and believes it has adequate internal communications system and can remain operational with a remote staff.

•	Coolisys Technologies Corp., located in Fremont, CA, had temporarily suspended operations as a result of the Alameda County Public Health Department’s order to cease all activities at facilities located within the County.

•	Microphase Corporation, located in Shelton, CT, has developed an emergency plan to ensure that its mission critical manufacturing and logistical functions are up and running. Microphase has implemented additional steps to ensure a higher level of cleanliness in its facility. Employees at greater risk of major health issues from COVID-19, which include key members of its finance department, are not required to work on site. The crisis management team meets regularly to monitor the situation, and modifies and communicates the plan as the need arises. Once the COVID-19 crisis has passed, the team will work on transitioning Microphase back to normal operations.

•	Gresham Power Electronics Limited, located in Salisbury, UK, temporarily suspended operations on March 19, 2020.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

MARCH 31, 2020

•	Enertec Systems 2001 Ltd., located in Karmiel, Israel, has been granted a waiver by the Israeli government to remain open to complete key projects that impact national security. Approximately 50% of the Enertec workforce is working remotely.

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and do not include all the information and disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The Company has made estimates and judgments affecting the amounts reported in our condensed consolidated financial statements and the accompanying notes. The actual results experienced by the Company may differ materially from our estimates. The condensed consolidated financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2019, filed with the Securities and Exchange Commission on June 1, 2020. The condensed consolidated balance sheet as of December 31, 2019 was derived from the Company’s audited 2019 financial statements contained in the above referenced Form 10-K/A. Results of the three months ended March 31, 2020, are not necessarily indicative of the results to be expected for the full year ending December 31, 2020.

Principles of Consolidation

The consolidated financial statements include the accounts of DPW and its wholly-owned subsidiaries, GWW, Coolisys, Digital Power Corporation (a wholly owned subsidiary of Coolisys), Gresham Power, Enertec, DP Lending and Digital Farms and its majority-owned subsidiaries, Microphase and I.AM. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Impairment of long-lived assets:

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted expected future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by comparing the amount by which the carrying amount of the assets to their fair value. During the three months ended March 31, 2020, management determined that its operating right-of-use assets attributed to the discontinued operations of I.AM were impaired by $1,020,514.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

MARCH 31, 2020

Revenue Recognition

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

•	Step 1: Identify the contract with the customer,
•	Step 2: Identify the performance obligations in the contract,
•	Step 3: Determine the transaction price,
•	Step 4: Allocate the transaction price to the performance obligations in the contract, and
•	Step 5: Recognize revenue when the company satisfies a performance obligation.

The Company’s disaggregated revenues consist of the following for the three months ended March 31, 2020:

	Three Months ended March 31, 2020

	GWW	Coolisys	DP Lending	Total

Primary Geographical Markets
North America	$1,672,726	$866,928	$36,152	$2,575,806
Europe	310,569	227,328	—	537,897
Middle East	2,306,288	—	—	2,306,288
Other	97,864	87,579	—	185,443
	$4,387,447	$1,181,835	$36,152	$5,605,434

Major Goods
RF/Microwave Filters	$1,501,380	$—	$—	$1,501,380
Detector logarithmic video amplifiers	288,846	—	—	288,846
Power Supply Units	—	1,181,835	—	1,181,835
Power Supply Systems	290,933	—	—	290,933
Healthcare diagnostic systems	214,303	—	—	214,303
Defense systems	2,091,985	—	—	2,091,985
Lending activities	—	—	36,152	36,152
	$4,387,447	$1,181,835	$36,152	$5,605,434

Timing of Revenue Recognition
Goods transferred at a point in time	$2,081,159	$1,181,835	$36,152	$3,299,146
Services transferred over time	2,306,288	—	—	2,306,288
	$4,387,447	$1,181,835	$36,152	$5,605,434

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

MARCH 31, 2020

	Three Months ended March 31, 2019

	GWW	Coolisys	DP Lending	Total

Primary Geographical Markets
North America	$1,015,124	$1,375,428	$185,089	$2,575,641
Europe	532,747	15,252	—	547,999
Middle East	2,312,902	—	—	2,312,902
Other	281,885	47,117	—	329,002
	$4,142,658	$1,437,797	$185,089	$5,765,544

Major Goods
RF/Microwave filters	$652,559	$—	$—	$652,559
Detector logarithmic video amplifiers	435,365	—	—	435,365
Power supply units	—	1,408,993	—	1,408,993
Power supply systems	556,514	—	—	556,514
Healthcare diagnostic systems	648,668	—	—	648,668
Defense systems	1,849,552	—	—	1,849,552
Lending activities	—	—	185,089	185,089
Digital currency mining	—	28,804	—	28,804
	$4,142,658	$1,437,797	$185,089	$5,765,544

Timing of Revenue Recognition
Goods transferred at a point in time	$1,507,537	$1,437,797	$185,089	$3,130,423
Services transferred over time	2,635,121	—	—	2,635,121
	$4,142,658	$1,437,797	$185,089	$5,765,544

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

Manufacturing Services

The Company provides manufacturing services in exchange primarily for fixed fees; however, the initial two MLSE units are subject to variable pricing under the $50 million purchase order from MTIX. Under the terms of the MLSE purchase order, the Company is entitled to cost plus $100,000 for the manufacture of the first two MLSE units. The Company has determined that the costs of manufacturing the MLSE units will decline over time because of a learning curve which will result in a greater amount of revenue being recognized for these initial two MLSE units.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

MARCH 31, 2020

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

The aggregate amount of the transaction price allocated to the performance obligation that is partially unsatisfied as of March 31, 2020, for the MLSE units was approximately $48 million, representing 24 MLSE units. Based on our expectations regarding funding of the production process and our experience building the first machines, the Company expects to recognize the remaining revenue related to the partially unsatisfied performance obligation over an estimated three year period. The Company will be paid in installments for this performance obligation over the estimated period that the remaining revenue is recognized.

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

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial instruments (see Note 5 and Note 9) that were measured at fair value on a recurring basis by level within the fair value hierarchy:

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

MARCH 31, 2020

	Fair Value Measurement at March 31, 2020
	Total	Level 1	Level 2	Level 3
Investments in convertible promissory note of AVLP – a related party	$5,591,381	$—	$—	$5,591,381
Investments in common stock and derivative instruments of AVLP – a related party	138,688	49,959	—	88,729
Investment in common stock of Alzamend – a related party	575,925	—	—	575,925
Investments in marketable equity securities	426,432	426,432	—	—
Investments in warrants of public companies	896	—	—	896
Total Investments	$6,733,322	$476,391	$—	$6,256,931

	Fair Value Measurement at December 31, 2019
	Total	Level 1	Level 2	Level 3
Investments in convertible promissory note of AVLP – a related party	$6,540,720	$—	$—	$6,540,720
Investments in common stock and derivative instruments of AVLP – a related party	1,569,286	238,602	—	1,330,684
Investment in common stock of Alzamend – a related party	558,938	—	—	558,938
Investments in marketable equity securities	639,647	639,647	—	—
Investments in warrants of public companies	9,174	—	—	9,174
Total Investments	$9,317,765	$878,249	$—	$8,439,516

We assess the inputs used to measure fair value using the three-tier hierarchy based on the extent to which inputs used in measuring fair value are observable in the market.

Net Loss per Share

Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. The Company has included 6,500 warrants, which are exercisable for shares of the Company’s common stock on a one-for-one basis, in its earnings per share calculation for the three months ended March 31, 2020. Anti-dilutive securities, which are convertible into or exercisable for the Company’s common stock, consist of the following at March 31, 2020 and 2019:

	March 31,
	2020	2019
Stock options	950	9,006
Warrants (1)	765,422	23,410
Convertible notes	561,158	35,961
Conversion of preferred stock	2,232	2,232
Total	1,329,762	70,609

(1)	The Company has excluded 6,500 warrants issued in April 2019, which may be exercised by means of a cashless exercise into 6,500 shares of the Company’s common stock, in its anti-dilutive securities but included the warrants in its weighted average shares outstanding.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

MARCH 31, 2020

Reclassifications

Certain prior year amounts have been reclassified for comparative purposes to conform to the current-year financial statement presentation. These reclassifications had no effect on previously reported results of operations. In addition, certain prior year amounts from the restated amounts have been reclassified for consistency with the current period presentation.

Recently Issued Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021. The Company has not early adopted ASU 2019-12 and is currently evaluating its impact on the Company’s financial position, results of operations, and cash flows.

4.  Discontinued Operations

On March 16, 2020, to try and mitigate the spread of the novel coronavirus (“COVID-19”), San Diego County health officials issued orders mandating that all restaurants must end dine-in services. As a result of these temporary closures and the deteriorating business conditions at both the Company’s cryptocurrency mining and restaurant businesses, the Company concluded that discontinuing the operations of Digital Farms and I. AM was ultimately in its best interest.

Digital Farms was established to pursue a variety of digital currencies and mined the top three cryptocurrencies for its own account. Although the Company has ceased operations at Digital Farms, since the assets and operations have not yet been abandoned, sold or distributed, these assets do not yet meet the requirement for presentation as discontinued operations. In the first quarter of 2020, management determined that the permanent closing of the restaurant operations met the criteria for presentation as discontinued operations. Accordingly, the results of the restaurant operations are presented as discontinued operations in our condensed consolidated statements of operations and comprehensive loss and are excluded from continuing operations for all periods presented. In addition, the assets and liabilities of the restaurant operations are classified as held for sale in our condensed consolidated balance sheets for all periods presented.

The following tables summarize the major classes of assets and liabilities included as part of discontinued operations:

	March 31,	December 31,
	2020	2019
	(Unaudited)
Current assets
Cash and cash equivalents	$—	$5,170
Accounts receivable	—	83,885
Inventories, net	—	60,341
Prepaid expenses and other current assets	—	131,956
Total current assets classified as held for sale	—	281,352
Property and equipment, net	—	504,802
Right-of-use assets	—	1,098,466
Total assets classified as held for sale	$—	$1,884,620
Current liabilities
Accounts payable and accrued expenses	$788,314	$881,601
Operating lease liability, current	211,098	229,574
Other current liabilities	461,738	482,375
Total current liabilities classified as held for sale	1,461,150	1,593,550
Long term liabilities
Operating lease liability, non-current	897,842	951,072
Total liabilities classified as held for sale	$2,358,992	$2,544,622

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

MARCH 31, 2020

The restaurant operations are included in our results as discontinued operations through March 16, 2020, the date of closing of the restaurants. The following tables summarize the major classes of line items included in loss from discontinued operations:

	For the Three Months Ended
	March 31,
	2020	2019

Revenue	$543,327	$1,173,499
Cost of revenue	(160,310)	(292,483)
Selling and marketing	—	(56,721)
General and administrative	(555,445)	(929,437)
Impairment of property and equipment	(1,525,316)	—
Loss from discontinued operations	$(1,697,744)	$(105,142)

5. Marketable Equity Securities

Marketable securities in equity securities with readily determinable market prices consisted of the following as of March 31, 2020 and December 31, 2019:

	Marketable equity securities at March 31, 2020
		Gross unrealized	Gross realized
	Cost	gains (losses)	gains (losses)	Fair value
Common shares	$330,878	$95,554	$—	$426,432

	Marketable equity securities at December 31, 2019
		Gross unrealized	Gross realized
	Cost	gains (losses)	gains (losses)	Fair value
Common shares	$423,025	$216,622	$—	$639,647

The following table presents additional information about marketable equity securities:

Marketable
Equity Securities
Balance at January 1, 2020	$639,647
Sales of marketable equity securities	(106,589)
Realized gains on marketable equity securities	14,442
Unrealized losses on marketable equity securities	(121,068)
Balance at March 31, 2020	$426,432

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

MARCH 31, 2020

At March 31, 2020 and December 31, 2019, the Company had invested in the marketable equity securities of certain publicly traded companies. During the three months ended March 31, 2020, unrealized losses of $121,068 were included in net income as a component of change in fair value of equity securities. During the year ended December 31, 2019, the Company recognized unrealized gains of $258,905. The Company’s investment in marketable equity securities will be revalued on each balance sheet date.  The fair value of the Company’s holdings in marketable equity securities at March 31, 2020 and December 31, 2019 is a Level 1 measurement based on quoted prices in an active market.

At March 31, 2020 and December 31, 2019, the Company also held equity investments in private companies and an investment in a limited partnership. These investments do not have readily determinable fair values and have been measured at cost less impairment, if any, and adjusted for observable price changes for identical or similar investments of the issuer.

6. PROPERTY AND EQUIPMENT, NET

At March 31, 2020 and December 31, 2019, property and equipment consist of:

	March 31,	December 31,
	2020	2019
Cryptocurrency machines and related equipment	$567,216	$567,216
Computer, software and related equipment	2,561,129	2,518,187
Office furniture and equipment	410,266	441,613
Leasehold improvements	1,174,500	1,230,407
	4,713,111	4,757,423
Accumulated depreciation and amortization	(2,981,986)	(2,970,030)
Property and equipment, net	$1,731,125	$1,787,393

Under the guidance of ASC 360, Impairment or Disposal of Long-lived Assets, a long-lived asset or asset group (including intangibles) will be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. During the three months ended March 31, 2020, based upon the deteriorating business conditions for restaurants in the San Diego County as result of the spread of COVID-19 and the decline in projected cash flows over the life of the restaurant equipment, the Company performed an undiscounted cash flow test to determine if the restaurant equipment was impaired. The undiscounted cash flows were less than the carrying amount of the Company’s restaurant equipment and therefore, the carrying amount of the assets were compared to the fair value of the restaurant equipment, and the Company determined that there were impairment charges to be recorded on the restaurant equipment. Impairment charges for the three months ended March 31, 2020 were in an amount equal to the cost of the Company’s restaurant equipment, net of depreciation of $504,802, and are included as a component of net loss from discontinued operations (see Note 4).

For the three months ended March 31, 2020 and 2019, depreciation expense amounted to $174,947 and $799,023, respectively.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

MARCH 31, 2020

7. INTANGIBLE ASSETS, NET

At March 31, 2020 and December 31, 2019 intangible assets consist of:

	March 31,	December 31,
	2020	2019
Trade name and trademark	$1,039,307	$1,039,307
Customer list	2,360,010	2,406,434
Domain name and other intangible assets	622,185	641,809
	4,021,502	4,087,550
Accumulated depreciation and amortization	(940,779)	(880,562)
Intangible assets, net	$3,080,723	$3,206,988

The Company’s trade names and trademarks were determined to have an indefinite life. The remaining definite lived intangible assets are primarily being amortized on a straight-line basis over their estimated useful lives.

Amortization expense was $83,285 and $162,415, respectively, for the three months ended March 31, 2020 and 2019.

8. GOODWILL

The Company’s goodwill relates to the acquisition of a controlling interest in Microphase on June 2, 2017 and the acquisition of Enertec Systems 2001 Ltd. (“Enertec”) on May 22, 2018.  The following table summarizes the changes in our goodwill during the three months ended March 31, 2020:

Goodwill
Balance as of January 1, 2020	$8,100,947
Effect of exchange rate changes	(150,733)
Balance as of March 31, 2020	$7,950,214

9. INVESTMENTS – RELATED PARTIES

Investments in AVLP and Alzamend Neuro, Inc. (“Alzamend”) at March 31, 2020 and December 31, 2019, are comprised of the following:

	March 31,	December 31,
	2020	2019
Investment in convertible promissory note of AVLP	$9,645,879	$9,595,079
Accrued interest in convertible promissory note of AVLP	2,025,475	2,025,475
Total investment in convertible promissory note of AVLP – Gross	11,671,354	11,620,554
Less: provision for loan losses	(6,079,973)	(5,079,834)
Total investment in convertible promissory note of AVLP	$5,591,381	$6,540,720

Investment in derivative instruments of AVLP	88,729	1,330,684
Investment in common stock of AVLP	49,959	238,602
Investment in common stock of Alzamend	575,925	558,938
Investment in derivative instruments and common stock of AVLP and Alzamend	$714,613	$2,128,224

Total investment in AVLP and Alzamend – Net	$6,305,994	$8,668,944

Investment in warrants and common stock of AVLP and Alzamend	$714,613	$2,128,224
Investment in convertible promissory note of AVLP	5,591,381	6,540,720
Total investment in AVLP and Alzamend – Net	$6,305,994	$8,668,944

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

MARCH 31, 2020

The following table summarizes the changes in our investments in AVLP and Alzamend during the three months ended March 31, 2020:

	Investment in
	warrants and	Investment in	Total
	common stock	convertible	investment
	of AVLP and	promissory	in AVLP and
	Alzamend	note of AVLP	Alzamend – Net
Balance at January 31, 2020	$2,128,224	$6,540,720	$8,668,944
Investment in convertible promissory notes of AVLP	—	50,661	50,661
Investment in common stock of AVLP and Alzamend	10,334	—	10,334
Fair value of derivative instruments issued by AVLP	139	—	139
Unrealized loss in derivative instruments of AVLP	(1,242,094)	—	(1,242,094)
Unrealized loss in common stock of AVLP and Alzamend	(181,990)	—	(181,990)
Provision for loan losses	—	(1,000,000)	(1,000,000)
Balance at March 31, 2020	$714,613	$5,591,381	$6,305,994

The Company’s investments in AVLP, a related party controlled by Philou Ventures, LLC, or Philou, an affiliate of the Company, consist of convertible promissory notes, derivative instruments and shares of AVLP common stock. At March 31, 2020, the Company has provided loans to AVLP in the principal amount $9,645,879 and, in addition to the 12% convertible promissory notes, AVLP has issued to the Company warrants to purchase 19,291,758 shares of AVLP common stock at an exercise price of $0.50 per share for a period of five years. The warrants were determined by the issuer to be derivative financial instruments. At March 31, 2020 and December 31, 2019, the Company recorded a cumulative unrealized loss on its investment in warrants of AVLP of $5,606,350 and $4,364,256, respectively, representing the difference between the cost basis and the estimated fair value of the warrants in the Company’s accumulated other comprehensive income in the stockholder's equity section of the Company’s consolidated balance sheet. During the three months ended March 31, 2020 and 2019, the Company recognized, in other comprehensive loss, net unrealized loss on derivative securities of related party of $1,242,094 and $736,680, respectively. The Company’s investment in AVLP will be revalued on each balance sheet date. The fair value of the Company’s holdings in the AVLP warrants was estimated using the Black-Scholes option-pricing method. The risk-free rate, which ranged between 0.23% and 2.60%, was derived from the U.S. Treasury yield curve, matching the term of our investment, in effect at the measurement date. The volatility factor which ranged between 68.7% and 89.4% was determined based on historical stock prices for similar technology companies with market capitalizations under $100 million. The warrant valuation is a Level 3 measurement.

In accordance with ASC No. 310, Receivables (“ASC 310”), the Company had accounted for its convertible promissory notes in AVLP at amortized cost, which represents the amount at which the convertible promissory notes were acquired, adjusted for accrued interest and accretion of original issue discount and discount attributed to the fair value of the warrants that the Company received in conjunction with its investment. Interest was accreted using the effective interest method. The Company recorded interest on an accrual basis and recognized it as earned in accordance with the contractual terms of the convertible promissory notes, to the extent that such amounts are expected to be collected. During the three months ended March 31, 2019, the Company recorded $619,809 of interest income for the discount accretion and $210,191 of interest income from the contractual 12% rate provided for by the convertible promissory notes. During the three months ended March 31, 2020, no interest income was recognized from the Company’s investment in AVLP.

The Company evaluated the collectability of both interest and principal for the convertible promissory notes in AVLP to determine whether there was an impairment. Based on current information and events, primarily the value of the underlying conversion feature and current economic events, the Company concluded that an impairment existed at December 31, 2019. At March 31, 2020, the Company determined that the fair value of the convertible promissory notes in AVLP was approximately $5,591,381. The Company’s determination of fair value was based upon the estimated present value of a future liquidity event combined with the closing price of AVLP’s common stock at March 31, 2020. Accordingly, the Company recorded a $1,000,000 provision for credit losses. Impairment assessments require significant judgments and are based on significant assumptions related to the borrower’s credit risk, financial performance, expected sales, and estimated fair value of the collateral.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

MARCH 31, 2020

During the three months ended March 31, 2020 and year ended December 31, 2019, the Company also acquired in the open market 5,000 shares of AVLP common stock for $1,274 and 91,000 shares of AVLP common stock for $53,032, respectively. At March 31, 2020, the closing market price of AVLP’s common stock was $0.05, a decline from $0.24 at December 31, 2019. The Company has determined that its investment in AVLP marketable equity securities should be accounted for in accordance with ASC No. 820, Fair Value Measurements and Disclosures and based upon the closing market price of AVLP common stock at March 31, 2020, the Company’s investment in AVLP common stock had an unrealized loss of $697,876.

In aggregate, the Company has 999,175 shares of AVLP common stock which represents 18.0% of AVLP’s outstanding shares of common stock. The Company has determined that AVLP is a variable interest entity (“VIE”) as it does not have sufficient equity at risk. The Company does not consolidate AVLP because the Company is not the primary beneficiary and does not have a controlling financial interest. To be a primary beneficiary, an entity must have the power to direct the activities of a VIE that most significantly impact the VIE's economic performance, among other factors. Although the Company has made a significant investment in AVLP, the Company has determined that Philou, which controls AVLP through the voting power conferred by its equity investment and which is deemed to be more closely associated with AVLP, is the primary beneficiary. As a result, AVLP’s financial position and results of operations are not consolidated in our financial position and results of operations.

10. INVESTMENTS IN LIMITED PARTNERSHIP

On June 8, 2018, the Company entered into a limited partnership agreement, in which it agreed to become a limited partner in the partnership (the “NY Partnership”). The NY Partnership is a limited partner in the partnership that is responsible for the construction and related activities of a hotel in New York City. In connection with this transaction, the Company has agreed to finance a portion of the capital required by the NY Partnership. As of March 31, 2020, the Company had invested an aggregate of $1,869,000 in the NY Partnership and $100,000 in another real estate investment. The Company has no obligation to make any capital contributions until the hotel is open for business to the public.

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

During December 2017, the Company issued 750 shares of its common stock to WT Johnson & Sons upon the conversion of Note A and WT Johnson subsequently sold the 750 shares. The proceeds from the sale of shares of common stock received upon the conversion of Note A were sufficient to satisfy the entire $2,267,766 obligation as well as an additional $400,500 of value added tax due to WT Johnson. Concurrent with entering into the exchange agreement, the Company received a promissory note in the amount of $2,668,266 from MTIX and cancelled Note B. At March 31, 2020 and December 31, 2019, the Company has valued the note receivable at $600,000, the carrying amount of Note A. The Company will recognize the remainder of the amount due from MTIX upon payment of the promissory note by MTIX.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

MARCH 31, 2020

Israeli Property

During the year ended December 31, 2017, our President, Amos Kohn, purchased certain real property that serves as a facility for the Company’s business operations in Israel. The Company made $300,000 in payments to the seller of the property and received a 28% undivided interest in the real property (the “Property”). The Company’s indirectly held wholly owned subsidiary, Coolisys Technologies, Inc. (“CTI”), entered into a Trust Agreement and Tenancy in Common Agreement with Roni Kohn, who owns a 72% interest in the Property, the daughter of Mr. Kohn and an Israeli citizen. The Property was purchased to serve as a residence/office facility for the Company in order to oversee its Israeli operations and to expand its business in the high-tech industry located in Israel. Pursuant to the Trust Agreement, Ms. Kohn will hold and manage CTI’s undivided 28% interest in the Property. The trust will be in effect until it is terminated by mutual agreement of the parties. During the term of the trust, Ms. Kohn will not sell, lease, sublease, transfer, grant, encumber, change or effect any other disposition with respect to the Property or CTI’s interest without the Company’s approval.

Under the Tenancy in Common Agreement, CTI and its executive officers shall have the exclusive rights to use the Property for the Company and its affiliates’ business operations. The Property shall be managed by Ms. Kohn. Further, pursuant to the Tenancy in Common Agreement, for each completed calendar month of employment of Mr. Kohn by the Company, Ms. Kohn shall have the right to purchase a portion of the Company’s interest in the Property. Such right shall fully vest at the end of five years of continuous employment and the Trustee shall have the right to purchase the Company’s 28% interest in the Property for a nominal price. The Company will amortize its $300,000 investment over ten years, subject to a cliff vesting after five years. During the three months ended March 31, 2020 and 2019, the Company recognized $7,500 in amortization expense. At March 31, 2020 and December 31, 2019, the unamortized balance of the Israeli Property was $225,000 and $232,500, respectively. If Mr. Kohn is not employed by the Company, the Company shall have the right to demand that Ms. Kohn purchase the Company’s remaining interest in the Property that was not subject to vesting for the fair market value of such unvested Property interest.

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

Options granted under the Plans have an exercise price equal to or greater than the fair value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant. Typically, options granted generally become fully vested after four years. Any options that are forfeited or cancelled before expiration become available for future grants. The options expire between 5 and 10 years from the date of grant. Restricted stock awards granted under the Plans are subject to a vesting period determined at the date of grant. As of March 31, 2020, an aggregate of 53,543 of the Company's options are still available for future grant.

During the three months ended March 31, 2020 and the year ended December 31, 2019, the Company did not grant any options under the Plans. Generally, options granted under the Plans become fully vested after four years. During the three months ended March 31, 2020 and 2019, the Company also issued 65,000 and 9,375, respectively, shares of common stock to its consultants and service providers. The grant date fair value of these shares amounted to $73,450 and $253,019 respectively, which was determined from the closing price of the Company’s common stock on the date of issuance.

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

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

MARCH 31, 2020

The options outstanding as of March 31, 2020, have been classified by exercise price, as follows:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$480.00 - $560.00	919	5.69	$537.96	484	$528.47
$1,208.00 - $1,352.00	31	3.38	$1,339.20	31	$1,339.20
$480.00 - $1,352.00	950	5.61	$564.32	515	$577.68

On March 31, 2020 and December 31, 2019, there was no aggregate intrinsic value of stock options that were outstanding and exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the fair value of such awards as of the period-end date

The total stock-based compensation expense related to stock options and stock awards issued pursuant to the Plans to the Company’s employees, consultants and directors, included in reported net loss for the three months ended March 31, 2020 and 2019, is comprised as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019
Stock-based compensation from Plans	$90,513	$162,326
Stock-based compensation from issuances
outside of Plans	32,250	458,962
Total Stock-based compensation	$122,763	$621,288

A summary of option activity under the Company's stock option plans as of March 31, 2020, and changes during the three months ended are as follows:

		Outstanding Options
				Weighted
			Weighted	Average
	Shares		Average	Remaining	Aggregate
	Available	Number	Exercise	Contractual	Intrinsic
	for Grant	of Shares	Price	Life (years)	Value
January 1, 2020	103,105	1,388	$636.47	6.33	$0
Restricted stock awards	(50,000)	—
Forfeited	438	(438)	$793.14
March 31, 2020	53,543	950	$564.32	5.61	$0

As of March 31, 2020, there was $187,996 of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted average period of 2.22 years.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

MARCH 31, 2020

13. WARRANTS

During the three months ended March 31, 2020, the Company issued a total of 692,904 warrants at an average exercise price of $1.27 per share. No warrants were issued during the three months ended March 31, 2019.

(i)	On February 20, 2020, pursuant to the Master Exchange Agreement, the Company issued warrants to purchase an aggregate of 270,198 shares of common stock at an average exercise price equal to $1.43 per share of common stock (see Note 17).

(ii)	During the quarter ended March 31, 2020, the Company issued warrants to purchase an aggregate of 422,706 shares of common stock at an average exercise price equal to $1.17 per share of common stock in connection with the issuance of the Esousa 12% short-term promissory notes in the aggregate principal amount of $450,000 (see Note 17).

The following table summarizes information about common stock warrants outstanding at March 31, 2020:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$—	6,500	4.00	$—	6,500	$—
$1.14	144,928	4.94	$1.14	—	$1.14
$1.19	277,778	4.91	$1.19	—	$1.19
$1.43	270,198	4.86	$1.43	—	$1.43
$8.00	397	1.59	$8.00	397	$8.00
$8.80	25,000	4.25	$8.80	25,000	$8.80
$12.00	12,500	4.11	$12.00	12,500	$12.00
$19.80	15,555	4.00	$19.80	15,555	$19.80
$440.00	355	2.61	$440.00	355	$440.00
$480.00	94	3.08	$480.00	94	$480.00
$528.00	186	2.59	$528.00	186	$528.00
$560.00	2,657	2.62	$560.00	2,657	$560.00
$600.00	170	2.12	$600.00	170	$600.00
$640.00	200	2.07	$640.00	200	$640.00
$752.00	9,614	3.13	$752.00	9,614	$752.00
$800.00	350	2.69	$800.00	350	$800.00
$880.00	947	1.42	$880.00	947	$880.00
$920.00	2,126	2.99	$920.00	2,126	$920.00
$1,040.00	1,243	3.04	$1,040.00	1,243	$1,040.00
$1,760.00	781	2.81	$1,760.00	781	$1,760.00
$1,800.00	140	2.82	$1,800.00	140	$1,800.00
$2,000.00	203	2.82	$2,000.00	203	$2,000.00
$1.14 - $2,000.00	771,922	4.84	$22.29	79,018	$206.57

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

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

MARCH 31, 2020

The Company utilized the Black-Scholes option pricing model and the assumptions used during the three months ended March 31, 2020:

Weighted average risk free interest rate	0.46% — 1.38%
Weighted average life (in years)	5.0
Volatility	86.3%
Expected dividend yield	0%
Weighted average grant-date fair value per share of warrants granted	$0.79

14. OTHER CURRENT LIABILITIES

Other current liabilities at March 31, 2020 and December 31, 2019 consist of:

	March 31,	December 31,
	2020	2019
Accrued payroll and payroll taxes	$1,720,216	$1,237,054
Warranty liability	$78,139	$80,412
Other accrued expenses	171,686	227,744
	$1,970,041	$1,545,210

15. LEASES

We have operating leases for office space and restaurant locations. Our leases have remaining lease terms of 1 month to 11 years, some of which may include options to extend the leases perpetually, and some of which may include options to terminate the leases within 1 year.

The following table provides a summary of leases by balance sheet category as of March 31, 2020:

March 31, 2020
Operating right-of-use assets	$4,055,556
Operating lease liability - current	468,388
Operating lease liability - non-current	3,627,574

The components of lease expenses for the three months ended March 31, 2020, were as follows:

Three Months Ended
March 31, 2020
Operating lease cost	$226,362
Short-term lease cost	-
Variable lease cost	106,927

The following tables provides a summary of other information related to leases for the three months ended March 31, 2020:

March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$320,360
Right-of-use assets obtained in exchange for new operating lease liabilities	$-
Weighted-average remaining lease term - operating leases	7.6 years
Weighted-average discount rate - operating leases	10%

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

MARCH 31, 2020

The Company determined that using a discount rate of 10% is reasonable, as this is consistent with the mortgage rates for commercial properties for the time period commensurate with the terms of the leases.

Maturity of lease liabilities under our non-cancellable operating leases as of March 31, 2020, are as follows:

Payments due by period
2020 (remainder)	$664,587
2021	787,506
2022	776,229
2023	786,645
2024	755,298
Thereafter	2,233,700
Total lease payments	6,003,965
Less interest	(1,908,003)
Present value of lease liabilities	$4,095,962

16. ADVANCES ON FUTURE RECEIPTS

The Company has received funding as a result of entering into multiple Agreements for the Purchase and Sale of Future Receipts (the “Agreements on Future Receipts”). The Agreements on Future Receipts have been personally guaranteed by the Company’s Chief Executive Officer and in one instance has also been guaranteed by Philou. During the three months ended March 31, 2020, the Company made payments of $20,000 on the outstanding balance. The Company is in default on its payment obligations on these Agreements on Future Receipts.

17. NOTES PAYABLE

Notes Payable at March 31, 2020 and December 31, 2019, are comprised of the following.

	March 31,	December 31,
	2020	2019
Dominion short-term promissory note	$2,510,173	$2,510,173
CSOF short-term promissory note	318,150	318,150
12% short-term promissory note	585,919	—
Other short-term notes payable	1,113,970	1,050,339
12% January ’20 promissory note	235,796	—
Esousa short-term promissory notes	450,000	—
Notes payable to Wells Fargo	285,735	290,560
Note payable to Dept. of Economic and Community Development	221,062	229,096
Short term bank credit	1,507,320	1,622,337
Total notes payable	7,228,125	6,020,655
Less:
Unamortized debt discounts	(122,908)	(29,348)
Unamortized financing cost	—	(3,668)
Total notes payable, net of financing cost	$7,105,217	$5,987,639
Less: current portion	(6,611,816)	(5,505,015)
Notes payable – long-term portion	$493,401	$482,624

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

MARCH 31, 2020

Master Exchange Agreement

On February 10, 2020, the Company entered into a master exchange agreement (the “Master Exchange Agreement”) with Esousa Holdings, LLC (“Esousa” or the “Creditor”) which acquired $4,163,481 in principal amount, plus accrued but unpaid interest, of certain promissory notes that had been previously issued by us to Dominion (the “Dominion Short-Term Promissory Note”) and the Canadian Special Opportunity Fund, LP (the “CSOF Short-Term Promissory Note” and with the Dominion Short-Term Promissory Note, the “Purchased Notes”) in separate transactions. The Creditor also agreed to purchase additional notes up to an additional principal amount, plus accrued but unpaid interest, of $3.5 million (the “Additional Notes” and collectively, with the Purchased Notes, the “Notes”). Pursuant to the Master Exchange Agreement, the Creditor has the unilateral right to acquire shares of the Company’s common stock (the “Exchange Shares”) in exchange for the Notes.

The first exchange occurred on the date of the Master Exchange Agreement upon which the Creditor may exchange, in whole or in part, the Dominion Note for the Exchange Shares (the “Initial Exchange”) and the second exchange (the “Second Exchange” and together with the Initial Exchange, the “Exchange”) shall occur if the Company receives stockholder approval at a special meeting thereof for the Exchange of the Additional Notes for the Company’s common stock, and subsequently, authorization from the NYSE American (together, the “Required Approvals”).

The Exchange Agreement provides for two pricing periods, the first of which shall commence after the date on which the Creditor receives the Exchange Shares pursuant to the Initial Exchange and ending on the date that is 90 days after receipt thereof, subject to extension as provided for in the Exchange Agreement, and the second of which shall commence on the date on which the Creditor receives the Exchange Shares pursuant to the Second Exchange and ending on the date that is 90 days after receipt thereof, in either case, unless earlier terminated by the Creditor by written notice.

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

Pursuant to the Master Exchange Agreement, the Company issued warrants to purchase an aggregate of 1,832,597 shares of common stock at an average exercise price equal to $1.43 per share of common stock. The warrants shall be exercisable commencing on the date upon which the Company receives the Required Approvals therefor. In connection therewith, the Company has agreed to file a registration statement to register the sale of the shares of common stock underlying the exercise of the warrants by the Creditor pursuant to the Master Exchange Agreement. In the event that the Creditor does not purchase all of the Additional Notes, the Company shall have the option to acquire a portion of the warrants from the Creditor for an aggregate price of $1.00. Consequently, at March 31, 2020, since the Creditor had not purchased all of the Additional Notes, the option represented the right to acquire 1,562,399 of the warrants from the Creditor. Therefore, only 270,198 options are deemed outstanding at March 31, 2020.

The Company computed the fair value of the 270,198 warrants using the Black-Scholes option pricing model and, as a result of this calculation, recorded a loss on extinguishment in the amount of $232,177 based on the estimated fair value of the warrants. The fair value of the warrants was estimated using the Black-Scholes option-pricing method. The risk-free rate of 1.38% was derived from the U.S. Treasury yield curve, matching the term of the warrants, in effect at the measurement dates. The volatility factor of 86.31% was determined based on historical stock prices of similar technology companies. The Company, however, is prohibited from issuing the shares of common stock issuable upon exercise of the warrants unless stockholder approval of such issuance of securities is obtained as required by applicable NYSE American listing rules. The Company has not yet received stockholder approval of such share issuances.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

MARCH 31, 2020

During the quarter ended March 31, 2020, the Company issued to the investor an aggregate of 645,216 shares of the Company’s common stock upon the exchange of interest in the amount of $720,650. A loss on extinguishment of $210,612 was recognized on the issuances of common stock based on the fair value of the Company’s common stock at the date of the exchanges.

12% short-term promissory note

On February 5, 2020, the Company issued a 12% promissory note in the principal face amount of $585,919. The 12% short-term promissory note was issued pursuant to the February 2020 Exchange Agreement (see Note 19) and was due upon issuance.

12% January ’20 short-term promissory note

On January 29, 2020, the Company issued a 12% promissory note in the principal amount of $235,796 to an accredited investor. The maturity date of the promissory note was February 28, 2020 and included an OID of $28,296 and debt issuance costs of $7,500, resulting in net proceeds of $200,000. The Company received cash of $150,000 and cancelled $50,000 of accrued liabilities due the investor. In addition, Mr. Ault and MCKEA Holdings, LLC (“MCKEA”) guaranteed the Company’s obligation to repay this note pursuant to a Guaranty.

Esousa short-term promissory notes

During the quarter ended March 31, 2020, the Company issued to Esousa 12% short-term promissory notes in the aggregate principal amount of $450,000 and two five-year warrants to purchase an aggregate of 422,706 shares of common stock at an average exercise price equal to $1.17 per share of common stock. The Esousa 12% short-term promissory notes have a term of three months.

The Company computed the fair value of the warrants using the Black-Scholes option pricing model and, as a result of this calculation, recorded debt discount in the amount of $182,718 based on the estimated fair value of the warrants. During the three months ended March 31, 2020, non-cash interest expense of $59,810 was recorded from the amortization of debt discounts. The fair value of the warrants was estimated using the Black-Scholes option-pricing method. The risk-free rates of 0.46% and 1.11% were derived from the U.S. Treasury yield curve, matching the term of the warrants, in effect at the measurement dates. The volatility factor of 86.31% was determined based on historical stock prices of similar technology companies. The Company, however, is prohibited from issuing the shares of common stock issuable upon exercise of the warrants unless stockholder approval of such issuance of securities is obtained as required by applicable NYSE American listing rules. The Company has not yet received stockholder approval of such share issuances.

18. NOTES PAYABLE – RELATED PARTIES

Notes Payable – Related parties at March 31, 2020 and December 31, 2019, are comprised of the following:

	March 31,	December 31,
	2020	2019
Notes payable, related parties	$284,317	$284,317
Less: current portion	(170,085)	(169,153)
Notes payable, related parties – long-term portion	$114,232	$115,164

Microphase is a party to several notes payable agreements with seven of its past officers, employees and their family members. As of March 31, 2020, the aggregate outstanding balance pursuant to these notes payable agreements, inclusive of $54,879 of accrued interest, was $339,196, with annual interest rates ranging between 3.00% and 6.00%.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

MARCH 31, 2020

19. CONVERTIBLE NOTES

Convertible Notes Payable at March 31, 2020 and December 31, 2019, are comprised of the following:

	March 31,	December 31,
	2020	2019
8% Convertible promissory note	$58,812	$935,772
12% Convertible promissory note	—	815,218
4% Convertible promissory note	660,000	660,000
12% July 2019 convertible promissory note	632,000	632,000
12% November 2019 Convertible promissory note	350,000	350,000
Total convertible notes payable	1,700,812	3,392,990
Less:
Unamortized debt discounts	(334,961)	(355,227)
Total convertible notes payable, net of financing cost	$1,365,851	$3,037,763
Less: current portion	(1,040,812)	(2,732,990)
Convertible notes payable, net of financing cost – long-term portion	$325,039	$304,773

8% Convertible Promissory Note

On November 15, 2019, the Company entered into an exchange agreement with a lender pursuant to which the Company issued to the lender a convertible promissory note in the principal amount of $935,772 with an interest rate of 8% per annum. The 8% convertible promissory note is convertible into shares of the Company’s common stock at conversion price of $1.80. During the quarter ended March 31, 2020, the Company issued 496,500 shares of common stock upon the conversion of principal and interest of $893,700. Subsequent to March 31, 2020, the Company issued an additional 32,925 shares of common stock upon the conversion of the remaining outstanding principal and interest of $59,265. Since the proceeds received by the investor from the sales of common stock were less than the amount of principal and accrued interest, the investor was due a true up payment in the amount of $210,049, which was recognized as additional interest expense.

12% Convertible Promissory Note

On February 5, 2020 the Company entered into an exchange agreement (the “February 2020 Exchange Agreement”) with an institutional investor pursuant to which the Company issued to the investor a 12% convertible promissory note in the principal amount of $295,000 with a conversion price of $1.45 per share of common stock and a 12% promissory note in the principal amount of $585,919 (see Note 17). These two notes were issued upon the exchange of the 12% Convertible Note, in the principal amount of $815,218, issued on September 26, 2019. On February 25, 2020, the Company issued to the investor 203,448 shares of the Company’s common stock upon the conversion of principal of $295,000. Since the exchange provided the institutional investor with a substantive conversion feature, the debt instruments were determined to be substantially different and a loss on extinguishment of $20,345 was recognized.

20. CONVERTIBLE NOTE PAYABLE – RELATED PARTY

On February 5, 2020, the Company issued an 8% convertible promissory note in the principal amount of $1,000,000 to Ault & Company (the “Ault & Company Convertible Note”). The principal amount of this note, plus any accrued and unpaid interest at a rate of 8% per annum, shall be due and payable on August 5, 2020. The Ault & Company Convertible Note shall be convertible into shares of the Company’s common stock at a conversion price of $1.45 per share, subject to the approval of the Company’s stockholders at a special meeting thereof, and subsequently, authorization from the NYSE American.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

MARCH 31, 2020

At the time of issuance of the Ault & Company Convertible Note, the closing price of the Company’s common stock was in excess of the conversion price, resulting in a beneficial conversion feature (“BCF”). The BCF embedded in the Ault & Company Convertible Note is accounted for under ASC No. 470, Debt (“ASC 470”). At issuance, the intrinsic value of the BCF totaled $68,966, based on the difference between the effective conversion price and the fair value of the Company’s common stock at the commitment date of the transaction. The Company, however, is prohibited from issuing the shares of common stock issuable pursuant to the Ault & Company Convertible Note unless stockholder approval of such issuance of securities is obtained as required by applicable NYSE American listing rules. The Company has not yet received stockholder approval of such share issuances. This provision resulted in a contingent BCF that shall be recognized once the contingency is resolved.

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

We have always maintained and continue to believe that neither we nor our current or former directors engaged in any wrongdoing or otherwise committed any violation of federal or state securities laws or any other laws or regulations.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

MARCH 31, 2020

Although the Settlement Agreement has been preliminarily approved by the Court, there can be no assurance that the settlement will be finalized and approved by the Court or that the Settlement Agreement will be properly objected to by any of our shareholders and, even if approved, whether the conditions to closing will be satisfied, and the actual outcome of this matter may differ materially from the terms of the settlement described herein.

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

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

MARCH 31, 2020

On May 4, 2020, we and Ault jointly filed a motion to dismiss the Complaint in its entirety, with prejudice.

The motion to dismiss is returnable before the Court on July 14, 2020.

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

Other Litigation Matters

During the year ended December 31, 2019, several non-trade creditors of the Company commenced litigation against the Company for payment of approximately $4.0 million of debt obligations not paid according to contractual terms. The Company has since repaid approximately $3.6 million of such debt obligations and entered into settlement agreements for the remaining amount of approximately $400,000 which are included within future receipts obligations in the accompanying consolidated balance sheet at March 31, 2020. The Company also recorded an aggregate of approximately $450,000 of trade liabilities for judgments settled in favor of two trade creditors as of March 31, 2020 and is currently a defendant in several other claims made by trade creditors in which the maximum loss exposure is currently estimated to be approximately $350,000.  The outcome of any matters relating to unresolved trade credit obligations cannot be predicted at this time.

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

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

MARCH 31, 2020

22. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 25,000,000 shares of Preferred Stock $0.001 par value. The Board has designated 1,000,000 shares as Series A Convertible Preferred Stock (the “Series A Preferred Stock”), 500,000 shares as Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and 2,500 shares as Series C Convertible Redeemable Preferred Stock (the “Series C Preferred Stock”). The rights, preferences, privileges and restrictions on the remaining authorized 23,497,500 shares of Preferred Stock have not been determined. The Board is authorized to designate a new series of preferred shares and determine the number of shares, as well as the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred shares. As of March 31, 2020, there were 7,040 shares of Series A Preferred Stock, 125,000 shares of Series B Preferred Stock and no other shares of Preferred Stock issued or outstanding.

Common Stock

Common stock confers upon the holders the rights to receive notice to participate and vote at any meeting of stockholders of the Company, to receive dividends, if and when declared, and to participate in a distribution of surplus of assets upon liquidation of the Company. The Class B common stock carries the voting power of 10 shares of Class A common stock.

2020 Issuances

Issuances of Common Stock for Services

During March 2020, the Company issued 65,000 shares of its common stock as payment for services to its consultants. The shares were valued at $73,450, an average of $1.13 per share.

Issuance of common stock in payment of short term advances, related party

On December 23, 2019, the Company entered into a securities purchase agreement with Ault & Company. Pursuant to the terms of this agreement, Ault & Company agreed to purchase an aggregate of 660,667 shares of the Company’s common stock for a total purchase price of $739,948 at a purchase price per share of $1.12, subject to the approval of the NYSE American. The sale was authorized by the NYSE American on January 15, 2020. As a result, at the closing on January 15, 2020, Ault & Company became the beneficial owner of 666,945 shares of Common Stock.

Issuance of common stock in payment of accrued liability

On March 4, 2020, pursuant to the terms of the securities purchase agreement for the sale of the Dominion short-term promissory note, the Company issued to Dominion 12,500 shares of its common stock (see Note 17).

Issuance of common stock for conversion of debt

During the three months ended March 31, 2020, principal and accrued interest of $1,171,960 and $809,455, respectively, on the Company’s debt securities was satisfied through the issuance of 1,345,164 shares of the Company’s common stock.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

MARCH 31, 2020

23. RELATED PARTY TRANSACTIONS

a.	The Company and AVLP entered into a Loan and Security Agreement (“AVLP Loan Agreement”) with an effective date of August 21, 2017, pursuant to which the Company will provide AVLP a non-revolving credit facility of up to $10,000,000 for a period ending on August 21, 2021, subject to the terms and conditions stated in the Loan Agreement, including that the Company having available funds to grant such credit. At March 31, 2020, the Company has provided loans to AVLP in the principal amount $9,645,879 and, in addition to the 12% convertible promissory notes, AVLP has issued to the Company warrants to purchase 19,291,758 shares of AVLP common stock. Under the terms of the AVLP Loan Agreement, any notes issued by AVLP are secured by the assets of AVLP. As of March 31, 2020, the Company recorded contractual interest receivable attributed to the AVLP Loan Agreement of $2,025,475 and a provision for loss losses of $6,079,973.

During the three months ended March 31, 2020 and the year ended December 31, 2019, the Company also acquired in the open market 5,000 shares of AVLP common stock for $1,274 and 91,000 shares of AVLP common stock for $53,032, respectively. At March 31, 2020, the Company’s investment in AVLP common stock had an unrealized loss of $697,876.

Philou is AVLP’s controlling shareholder. Mr. Ault is Chairman of AVLP’s Board of Directors and the Chairman of the Board. Mr. William B. Horne is the Chief Financial Officer and a director of AVLP and the Company.

In March 2017, the Company was awarded a $50 million purchase order by MTIX to manufacture, install and service the Multiplex Laser Surface Enhancement (“MLSE”) plasma-laser systems. On April 12, 2019, the Company received payment of $2,676,219 for manufacturing services performed during the year ended December 31, 2018 on the first MLSE system. At March 31, 2020, the Company had recorded a receivable from MTIX of $1,238,856.

b.	During the three months ended March 31, 2020, the Company recognized an unrealized gain of $7,927 resulting from its investment in Alzamend common stock.

c.	During the three months ended March 31, 2020, Ault & Company, Inc. (“Ault & Company”) has provided $544,975 in short-term advances, net of repayments. Ault and Company is the Manager of Philou which presently owns 125,000 shares of the Company’s Series B Preferred Stock. Mr. Ault and Mr. Horne serve as the Chief Executive Officer and Chief Financial Officer, respectively, of Ault & Company.

d.	On December 22, 2019, the Company entered into a securities purchase agreement with Ault & Company. Pursuant to the terms of the agreement, Ault & Company purchased an aggregate of 660,667 shares of the Company’s common stock for a total purchase price of $739,948, at a purchase price per share of $1.12, subject to the approval of the NYSE American. The NYSE American approved the purchase on January 15, 2020.

e.	On February 5, 2020, the Company issued an 8% convertible promissory note in the principal amount of $1,000,000 and a maturity date of August 5, 2020 to Ault & Company (see Note 20).

f.	Ault & Company guaranteed the prompt and complete payment and performance of the Dominion Short-Term Promissory Note with a principal face amount of $2,900,000.

g.	Milton C. Ault, III, the Company’s Chairman and Chief Executive Officer and MCKEA guaranteed the Company’s obligation to repay the 12% January ’20 short-term promissory note in the principal amount of $235,796. MCKEA is the majority member of Philou and Kristine L. Ault, a former director and the wife of Mr. Ault III, is the manager and owner of MCKEA.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

MARCH 31, 2020

24. SEGMENT, CUSTOMERS AND GEOGRAPHICAL INFORMATION

The Company has three reportable segments; see Note 1 for a brief description of the Company’s business.

The following data presents the revenues, expenditures and other operating data of the Company’s operating segments and presented in accordance with ASC No. 280.

	Three Months ended March 31, 2020
	GWW	Coolisys	DP Lending	Total
Revenue	$4,387,447	$1,181,835	$—	$5,569,282
Revenue, lending activities	—	—	36,152	36,152
Total revenues	$4,387,447	$1,181,835	$36,152	$5,605,434
Depreciation and
amortization expense	$150,014	$108,218	$—	$258,232
Loss from operations	$95,756	$(218,544)	$(35,713)	$(158,501)
Capital expenditures for
segment assets, as of
March 31, 2020	$138,672	$669	$16,640	$155,981
Identifiable assets as of
March 31, 2020	$20,827,301	$15,352,192	$1,586,215	$37,765,708

	Three Months ended March 31, 2019
	GWW	Coolisys	DP Lending	Total
Revenue	$4,142,658	$1,408,993	$—	$5,551,651
Revenue, cryptocurrency
mining	—	28,804	—	28,804
Revenue, lending activities	—	—	185,089	185,089
Total revenues	$4,142,658	$1,437,797	$185,089	$5,765,544
Depreciation and
amortization expense	$214,781	$746,657	$—	$961,438
Loss from operations	$(282,906)	$(1,103,001)	$75,295	$(1,310,612)
Capital expenditures for
segment assets, as of
March 31, 2019	$—	$9,606	$—	$9,606
Identifiable assets as of
March 31, 2019	$19,804,325	$29,993,617	$2,911,565	$52,709,507

Concentration Risk:

The following tables provide the percentage of total revenues for the three months ended March 31, 2020 and 2019 attributable to a single customer from which 10% or more of total revenues are derived.

For the Three Months Ended
March 31, 2020

	Total Revenues	Percentage of
	by Major	Total Company
	Customers	Revenues
Customer A	$1,854,295	33%

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

MARCH 31, 2020

For the Three Months Ended
March 31, 2019

	Total Revenues	Percentage of
	by Major	Total Company
	Customers	Revenues
Customer A	$1,416,086	25%

Revenue from Customer A is attributable to Enertec. Further, at March 31, 2020, MTIX represented all the Company’s accounts and other receivable, related party.

25. SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2020, and thru the date of this report being issued and has determined that it does not have any material subsequent events to disclose in these financial statements except for the following.

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

During April 2020, the Company received loans under the PPP in the principal amount of $715,101 and the Company’s majority owned subsidiary, Microphase, received loans in the principal amount of $467,333. The principal of the loan may be forgiven up to the total cost of payroll, mortgage interest payments, rent and utility payments made during the eight-week period after origination. In addition to meeting the size requirement (500 or fewer employees for most companies), the Company was required to demonstrate that its business had been negatively impacted by COVID-19.

Economic Injury Disaster Loan

On May 27, 2020, the Company received an Economic Injury Disaster Loan in the principal amount of $150,000 with an annual interest rate of 3.75%. The Company shall begin making principal and interest payments of $731 every month beginning on May 27, 2021. All remaining principal and interest is due and payable thirty years from the date of the note.

April 2020 Convertible Promissory Note

On April 13, 2020, the Company issued a convertible promissory note in the principal amount of $100,000 with an interest rate of 10% per annum and a five-year warrant to purchase shares of the Company’s common stock equal to 50% of the number of shares of common stock issuable pursuant to the convertible promissory note, at an exercise price equal to $1.17 per share of common stock. The number of shares to be issued upon conversion of the note shall be equal to (x) the principal and accrued but unpaid interest due on the note being exchanged multiplied by 1.35, divided by (y) the closing bid price effective on date of conversion, provided, however, that the Company shall theretofore have obtained the approval of the issuance of the shares of common stock by the NYSE American. The total number of shares of the Company’s common stock to be issued to creditor in connection with the conversion of the note shall be adjusted based upon the VWAP of the Company’s common stock over the applicable pricing period. The amount of the adjustment shall be determined by dividing (x) the aggregate amount of principal and interest converted multiplied by 1.1, by (y) the greater of (I) seventy-five percent (75.0%) of the VWAP of the Company’s common stock over the applicable pricing period, or (II) $0.35 per share.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

MARCH 31, 2020

May 2020 Convertible Promissory Note

On May 28, 2020, the Company entered into a securities purchase and exchange agreement with an institutional investor. Pursuant to the agreement, the Company exchanged the 12% January ’20 short-term promissory note in the principal amount of $235,796 for a new note due and payable on June 30, 2020 (the “Exchanged Note”) that would become convertible into common stock of the Company should the Company be in default under the terms of the Exchanged Note. In addition, pursuant to the agreement, the Company issued to the investor a note due and payable on November 28, 2020 in the principal amount of $200,000 that becomes convertible into the Company’s common stock commencing June 30, 2020 (the “Convertible Note” and with the Exchanged Note, the “Notes”) with an original issue discount of twenty percent (20%). In conjunction with the issuance of the Convertible Note, the Company also issued to the investor a warrant to purchase an aggregate of 400,000 shares of Common Stock at an exercise price of $1.07. The conversion of the Notes and the exercise of the warrant is subject to approval of the NYSE American.

Esousa short-term promissory notes

During the quarter ended June 30, 2020, the Company issued to Esousa 12% short-term promissory notes in the aggregate principal amount of $425,000 and three five-year warrants to purchase an aggregate of 467,397 shares of the Company’s common stock at an average exercise price equal to $1.00 per share of common stock. The Esousa 12% short-term promissory notes have a term of three months. The warrants may not be exercised until the Company has obtained the approval of the NYSE American.

June 2020 short-term promissory notes

On June 26, 2020, the Company issued to several institutional investors unsecured 12% short-term promissory notes in the aggregate principal amount of $800,000 and seventeen month warrants to purchase an aggregate of 361,991 shares of the Company’s common stock at an exercise price of $2.43 per share of common stock. These notes have a term of three months. The Warrants are immediately exercisable once the Company obtains approval thereof by the NYSE American. The Warrants may be exercised via cashless exercise at the option of the Investor. These warrants to purchase common stock do not qualify to be treated as equity, and accordingly, shall be recorded as a liability. The Company is required to present these instruments at fair value at each reporting date and any changes in fair values shall be recorded as an adjustment to earnings.

Issuances of Common Stock for exchange of Debt

On April 6, 2020 the Company issued to Esousa 216,354 shares of the Company’s common stock pursuant to the terms of the Master Exchange Agreement.

Issuances of Common Stock for conversion of Debt

During the quarter ended June 30, 2020, the Company issued 474,032 shares of its common stock pursuant to the terms of the 8% Convertible Promissory Note and the 12% November 2019 Convertible Promissory Note.

Issuance of common stock in payment of accrued liability

During the quarter ended June 30, 2020, the Company issued 20,000 shares of its common stock in satisfaction of an accrued liability of $21,000.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this quarterly report, the “Company,” “DPW Holdings,” “we,” “us” and “our” refer to DPW Holdings, Inc., a Delaware corporation, our wholly-owned subsidiaries, Gresham Worldwide, Inc., Coolisys Technologies, Corp, Digital Power Lending, LLC, Digital Farms, Inc., Gresham Power Electronics, Enertec Systems 2001 Ltd. and our majority owned subsidiary, Microphase Corporation.

Recent Developments

On January 7, 2020, we formed Coolisys Technologies Corp. (“CTC”), a wholly-owned subsidiary, in order to hold Digital Power Corporation which designs, develops, manufactures and sells high-grade customized and flexible power system solutions. Coolisys Technologies, Inc. (“CTI”) is presently owned by Gresham Worldwide, Inc. (“GWW”) and owns Microphase Corporation, Gresham Power Electronics and Enertec Systems. We may dispose of CTI in the future, leaving GWW as the direct owner of the three foregoing subsidiaries.

On February 10, 2020, we entered into a Master Exchange Agreement (the “Master Exchange Agreement”) with Esousa Holdings, LLC (“Esousa” or the “Creditor”) that acquired approximately $4.2 million dollars in principal amount, plus accrued but unpaid interest, of certain promissory notes that had been previously issued by us to Dominion Capital, LLC, a Connecticut limited liability company (the “Dominion Note”) and the Canadian Special Opportunity Fund, LP (the “CSOF Note” and with the Dominion Note, the “Purchased Notes”) in separate transactions. The Creditor also agreed to purchase additional notes up to an additional principal amount, plus accrued but unpaid interest, of $3.5 million (the “Additional Notes” and collectively, with the Purchased Notes, the “Notes”). Pursuant to the Exchange Agreement, the Creditor has the unilateral right to acquire shares of the Company’s common stock (the “Exchange Shares”) in exchange for the Notes, which Notes evidence an aggregate of up to approximately $7.7 million of indebtedness of the Company. This special meeting is presently scheduled to occur on July 8, 2020.

Settlement of Derivative Litigation

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

In connection with the Settlement Agreement, the parties have agreed upon a payment of attorneys’ fees in the amount of $600,000 payable by the Company’s Director & Officer liability insurance. The Settlement Agreement contains no admission of wrongdoing. The Company has always maintained and continues to believe that it did not engage in any wrongdoing or otherwise commit any violation of federal or state securities laws or other laws. While the Settlement Agreement has been preliminarily approved by the Court, there can be no assurance that the settlement will be finalized and approved by the Court or properly objected to by any shareholders and, even if approved, whether the conditions to closing will be satisfied, and the actual outcome of this matter may differ materially from the terms of the settlement described herein.

Other Matters

During the first quarter of 2020, we made the decision to discontinue the operations of Digital Farms and I. AM. On March 16, 2020, to try and mitigate the spread of the novel coronavirus, San Diego County health officials issued orders mandating that all restaurants must end dine-in services. As a result of these temporary closures by the San Diego County health officials and the deteriorating business conditions at both our cryptocurrency mining and restaurant businesses, management concluded that discontinuing these operations was ultimately in our best interest. Although the Company has ceased operations at Digital Farms, since the assets and operations have not yet been abandoned, sold or distributed, these assets do not yet meet the requirement for presentation as discontinued operations. However, management determined that the permanent closing of the restaurant operations met the criteria for presentation as discontinued operations.

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

However, the Company’s business has been disrupted and materially adversely affected by the recent outbreak of COVID-19. Consequently, the Company is relying on the order issued by the SEC on March 25, 2020, providing an additional 45 days from the original due date to file this Form 10-Q. We are still assessing our business operations and system supports and the impact COVID-19 may have on our results and financial condition, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally or in our sectors in particular.

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

Over the recent past we have provided capital and relevant expertise to fuel the growth of businesses in defense/aerospace, industrial, telecommunications, medical and textiles. We have provided capital to subsidiaries as well as partner companies in which we have an equity interest or may be actively involved, influencing development through board representation and management support.

We are a Delaware corporation with our corporate office located at 201 Shipyard Way, Suite E, Newport Beach, California 92663. Our phone number is 949-444-5464 and our website address is www.dpwholdings.com.

Results of Operations

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

The following table summarizes the results of our operations for the three months ended March 31, 2020 and 2019.

	For the Three Months Ended
	March 31,
	2020	2019

Revenue	$5,569,282	$5,551,651
Revenue, cryptocurrency mining	—	28,804
Revenue, lending activities	36,152	185,089
Total revenue	5,605,434	5,765,544
Cost of revenue	3,853,435	4,825,830
Gross profit	1,751,999	939,714
Total operating expenses	4,681,783	5,373,326
Loss from continuing operations	(2,929,784)	(4,433,612)
Interest income	320	836,927
Interest expense	(1,086,163)	(2,099,541)
Change in fair value of marketable equity securities	(365,359)	(116,042)
Loss on extinguishment of convertible debt	(463,134)	(807,784)
Change in fair value of warrant liability	4,411	—
Loss from continuing operations before income taxes	(4,839,709)	(6,620,052)
Income tax benefit	5,905	14,168
Net loss from continuing operations	(4,833,804)	(6,605,884)
Net loss from discontinued operations	(1,697,744)	(105,142)
Net loss	(6,531,548)	(6,711,026)
Less: Net loss attributable to non-controlling interest	-	32,416
Net loss attributable to DPW Holdings	(6,531,548)	(6,678,610)
Preferred dividends	(4,460)	(1,869)
Net loss available to common stockholders	$(6,536,008)	$(6,680,479)
Comprehensive loss
Loss available to common stockholders	$(6,536,008)	$(6,680,479)
Other comprehensive income (loss)
Foreign currency translation adjustment	(148,607)	29,857
Net unrealized loss on derivative securities of related party	(1,242,094)	(736,680)
Other comprehensive loss	(1,390,701)	(706,823)
Total comprehensive loss	$(7,926,709)	$(7,387,302)

Revenues

Our revenues decreased by $160,110, or 2.8%, to $5,605,434 for the three months ended March 31, 2020, from $5,765,544 for the three months ended March 31, 2019. The decrease from the three months ended March 31, 2019, was due to a decrease in revenue from our commercial lending segment, attributed to a reduction in our loan portfolio and, to a lesser extent, our decision to cease operations at our cryptocurrency mining operations. We also experienced a decrease in revenue from our customized and flexible power system solutions for the commercial markets caused by temporary shortages in components required for the manufacture of these solutions. However, this decrease was offset by an increase in revenue from customized solutions for the military markets as we continue to experience the benefit of capital that was allocated to our defense business during the second half of 2019.

Revenues, cryptocurrency mining

In January 2018, we formed Digital Farms, Inc. (“Digital Farms”). Digital Farms was established to operate our cryptocurrency business, which was pursuing a variety of digital currencies. During the three months ended March 31, 2020, due to deteriorating business conditions in the cryptocurrency mining sector, the Company ceased operations at Digital Farms. The market prices of digital currencies have declined since the formation of Digital Farms which, due to power cost considerations, negatively affected the number of active miners we operated. These factors, coupled with a significant increase in the difficulty of mining blocks of cryptocurrency, led to our decision to cease cryptocurrency mining operations.

Gross Margins

Gross margins increased to 31.3% for the three months ended March 31, 2020 compared to 16.3% for the three months ended March 31, 2019. The Company’s gross margins have typically ranged between 33% and 37%, with slight variations depending on the overall composition of our revenue. Our gross margins during the three months ended March 31, 2020, of 31.3%, were affected by the negative margins on no revenues at Digital Farms. Excluding the effects of Digital Farms, then our adjusted gross margins for the three months ended March 31, 2020, would have been 33.0%, within our historical range.

Our gross margins of 16.3% recognized during the three months ended March 31, 2019, was also impacted by the negative margins at Digital Farms. Excluding the effects of Digital Farms, our adjusted gross margins for the three months ended March 31, 2019, would have been 28.9%, slightly less than our historical average as a result of lower revenues in our defense business to allocate manufacturing overhead during the quarter ended March 31, 2019

Engineering and Product Development

Engineering and product development expenses decreased by $15,052 to $440,626 for the three months ended March 31, 2020, from $455,678 for the three months ended March 31, 2019. The decrease in engineering and product development expenses is due to various costs, none of which are significant individually.

Selling and Marketing

Selling and marketing expenses were $338,163 for the three months ended March 31, 2020, compared to $417,622 for the three months ended March 31, 2019, a decrease of $79,459. This decrease was the result of decreases in personnel costs directly attributed to a reduction in sales and marketing personnel throughout our operations.

General and Administrative

General and administrative expenses were $2,902,902 for the three months ended March 31, 2020, compared to $4,501,529 for the three months ended March 31, 2019, a decrease of $1,598,627. General and administrative expenses decreased from the comparative prior period, mainly due to lower stock compensation expense, forbearance fees and audit fees, which we did not incur until the quarter ended June 30, 2020 due to delays in the timing of our audit from COVID-19.

Provision for Credit Losses

Loans are generally carried at the amount of unpaid principal, adjusted for unearned loan fees and original issue discount, which are amortized over the term of the loan using the effective interest rate method. Interest on loans is accrued based on the principal amounts outstanding. During the year ended December 31, 2019 we determined that our investment in the convertible promissory notes of AVLP were impaired. At March 31, 2020, the Company determined that the fair value of the convertible promissory notes in AVLP was approximately $5,591,381, resulting in an increase in our provision for credit loss of $1,000,000.

Loss from Continuing Operations

The Company recorded a loss from continuing operations of $2,929,784 for the three months ended March 31, 2020, compared to an operating loss of $4,433,612 for the three months ended March 31, 2019. The decrease in operating loss is mostly attributable to an increase in our gross margins and the decrease in general and administrative expenses.

Interest Income

Interest income was $320 for the three months ended March 31, 2020 compared to $836,927 for the three months ended March 31, 2019. The decrease in interest income for the three months ended March 31, 2020 is related to a decrease in interest income pursuant to the Loan and Security Agreement entered into on September 6, 2017, with AVLP, a related party. Due to the impaired status of the loan, no interest was recognized during the three months ended March 31, 2020.

Interest Expense

Interest expense was $1,086,163 for the three months ended March 31, 2020 compared to $2,099,541 for the three months ended March 31, 2019. The decrease in interest expense for the three months ended March 31, 2020 is primarily related to a reduction of amortization of debt discount resulting from original issue discount from the issuance of warrants in conjunction with the sale of debt instruments. During the three months ended March 31, 2020 and 2019, as a result of these issuances, non-cash interest expense of $677,022 and $1,491,065, respectively, was recorded from the amortization of debt discount and debt financing costs.

Net Loss from Discontinued Operations

During the three months ended March 31, 2020, the permanent closing of the restaurant operations at I. AM, which owned and operated the Prep Kitchen brand restaurants located in the San Diego area, met the criteria for presentation as discontinued operations. We determined that the assets of I. AM, primarily consisting of restaurant equipment and right-of-use assets related to I. AM’s operating leases, were impaired in the amount of $1,525,316. These impairment charges represented the majority of our net loss from discontinued operations of $1,697,744 during the three months ended March 31, 2020. The remaining increase in our net loss from discontinued operations is attributed to an overall decline in revenues at the restaurants and general inefficiencies during the final months of operations.

Net Loss

For the foregoing reasons, our net loss for the three months ended March 31, 2020, was $6,531,548 compared to a net loss of $6,711,026 for the three months ended March 31, 2019. After taking into consideration the loss attributable to the non-controlling interest of the minority shareholders of Microphase during the three months ended March 31, 2020 and 2019, of nil and $32,416, respectively, and preferred dividends of $4,460 and $1,869, respectively, the net loss available to common shareholders during the three months ended March 31, 2020 and 2019, was $6,536,008 and $6,680,479, respectively.

During the three months ended March 31, 2020 and 2019, our reported net loss included non-cash charges of $2,582,684 and $2,411,977, respectively. A summary of these non-cash charges is as follows:

	For the Three Months Ended
	March 31,
	2020	2019
Interest expense – debt discount	$677,022	$1,491,065
Stock-based compensation	122,763	621,288
Depreciation and amortization	258,232	961,438
Impairment of property and equipment	1,525,316	—
Accretion of original issue discount on notes receivable – related party	7,500	(612,309)
Accretion of original issue discount on notes receivable	(3,738)	(49,505)
Change in fair value of warrant liability	(4,411)	—
Non-cash items included in net loss	$2,582,684	$2,411,977

Other comprehensive income (loss)

Other comprehensive loss was $7,926,709 and $7,387,302, respectively, for the three months ended March 31, 2020 and 2019. Other comprehensive loss for the three months ended March 31, 2020, which decreased our equity, was primarily due to unrealized losses in the warrant derivative securities that we received as a result of our investment in Avalanche International, Corp., or AVLP, a related party, and from fluctuations in exchange rates between the U.S. dollar and the Israeli Shekel. During the three months ended March 31, 2019, unrealized losses in the warrant derivative securities of AVLP was the primary component of other comprehensive loss.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2020, we had cash and cash equivalents of $626,337. This compares with cash and cash equivalents of $483,383 at December 31, 2019. The increase in cash and cash equivalents was primarily due to cash provided by financing activities with the remaining variance attributed to fluctuations in exchange rates between the U.S. dollar and the Israeli Shekel.

Net cash used in operating activities totaled $1,115,954 for the three months ended March 31, 2020, compared to $2,169,632 for the three months ended March 31, 2019. During the three months ended March 31, 2020, the decrease in net cash used in operating activities compared to the three months ended March 31, 2019, was mainly due to several non-cash charges, a decrease in amortization of debt discount of $814,043, stock-based compensation of $498,525, and depreciation and amortization of $703,206, and an increase in our provision for loan losses of $1,000,000.

Net cash used in investing activities was $101,976 for the three months ended March 31, 2020, compared to $965,425 for the three months ended March 31, 2019. The decrease of the net usage of cash from investing activities was primarily attributed to a decrease in related party investments.

Net cash provided by financing activities was $1,271,690 and $3,709,501 for the three months ended March 31, 2020 and 2019, respectively. Financing activities during the three months ended March 31, 2020, primarily related to proceeds from notes payable and short-term advances, related party. During the three months ended March 31, 2019, the financing activities primarily related to the sale of shares of common stock through our at-the-market offering, net proceeds from the Company’s debt financings and from advances on future receipts.

Historically, we have financed our operations principally through issuances of convertible debt, promissory notes and equity securities. During 2020, as reflected below, we continued to successfully obtain additional equity and debt financing and in restructuring existing debt.

•	On February 10, 2020, we entered into a Master Exchange Agreement with Esousa, which acquired approximately $4.2 million dollars in principal amount, plus accrued but unpaid interest, of certain promissory notes that had been previously issued by the Company. Esousa also agreed to purchase additional notes up to an additional principal amount, plus accrued but unpaid interest, of $3.5 million (collectively, the “Notes”). Pursuant to the Master Exchange Agreement, Esousa has the unilateral right to acquire shares of the Company’s common stock in exchange for the Notes. We anticipate the second exchange to acquire an additional $3.5 million of certain promissory notes if the Company receives stockholder approval at a special meeting thereof for the Master Exchange Agreement, and subsequently, authorization from the NYSE American. This special meeting is presently scheduled to occur on July 8, 2020.

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

CRITICAL ACCOUNTING POLICIES

In our Annual Report on Form 10-K for the year ended December 31, 2019, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements.  The basis for developing the estimates and assumptions within our critical accounting policies is based on historical information and known current trends and factors.  The estimates and assumptions are evaluated on an ongoing basis and actual results have been within our expectations.  We have not changed these policies from those previously disclosed in our Annual Report.

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

Our principal executive officer and principal financial officer, with the assistance of other members of the Company's management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon our evaluation, our principal executive officer and principal financial officer has concluded that the Company’s internal control over financial reporting was not effective as of the end of the period covered by this Quarterly Report on Form 10-Q because the Company has not yet completed its remediation of the material weakness previously identified and disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, the end of its most recent fiscal year.

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

In January 2018, we hired a new Chief Financial Officer and engaged the services of a financial accounting advisory firm. In September 2018, we hired a Chief Accounting Officer and in January 2019, we hired a Senior Vice President of Finance. Finally, in May 2019, we hired an Executive Vice President and General Counsel. We have tasked these individuals with expanding and monitoring the Company’s internal controls, to provide an additional level of review of complex financial issues and to assist with financial reporting. On October 7, 2019, we created an Executive Committee comprised of our Chief Executive Officer, Chief Financial Officer and Executive Vice President and General Counsel. The Executive Committee meets on a daily basis to address the Company’s critical needs and provides a forum to approve transactions. Further, as we continue to expand our internal accounting department, the Chairman of the Audit Committee shall perform the following:

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

Changes in Internal Controls over Financial Reporting.

Except as detailed above, during the most recent fiscal quarter 2020 there were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We have always maintained and continue to believe that neither we nor our current or former directors engaged in any wrongdoing or otherwise committed any violation of federal or state securities laws or any other laws or regulations.

Although the Settlement Agreement has been preliminarily approved by the Court, there can be no assurance that the settlement will be finalized and approved by the Court or that the Settlement Agreement will be properly objected to by any of our shareholders and, even if approved, whether the conditions to closing will be satisfied, and the actual outcome of this matter may differ materially from the terms of the settlement described herein.

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

The motion to dismiss is returnable before the Court on July 14, 2020.

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

Other Litigation Matters

During the year ended December 31, 2019, several non-trade creditors of the Company commenced litigation against the Company for payment of approximately $4.0 million of debt obligations not paid according to contractual terms. The Company has since repaid approximately $3.6 million of such debt obligations and entered into settlement agreements for the remaining amount of approximately $400,000 which are included within future receipts obligations in the accompanying consolidated balance sheet at March 31, 2020. The Company also recorded an aggregate of approximately $450,000 of trade liabilities for judgments settled in favor of two trade creditors as of March 31, 2020 and is currently a defendant in several other claims made by trade creditors in which the maximum loss exposure is currently estimated to be approximately $350,000.  The outcome of any matters relating to unresolved trade credit obligations cannot be predicted at this time.

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

The risks described in Part I, Item 1A, “Risk Factors,” in our 2019 Annual Report on Form 10-K, could materially and adversely affect our business, financial condition and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face - our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The Risk Factors section of our 2019 Annual Report on Form 10-K remains current in all material respects.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During March 2020, the Company issued 65,000 shares of its common stock as payment for services to its consultants. The shares were valued at $73,450, an average of $1.13 per share.

On December 23, 2019, the Company entered into a securities purchase agreement with Ault & Company. Pursuant to the terms of this agreement, Ault & Company agreed to purchase an aggregate of 660,667 shares of the Company’s common stock for a total purchase price of $739,948 at a purchase price per share of $1.12, subject to the approval of the NYSE American. The sale was authorized by the NYSE American on January 15, 2020. As a result, at the closing on January 15, 2020, Ault & Company became the beneficial owner of 666,945 shares of Common Stock.

On March 4, 2020, pursuant to the terms of the securities purchase agreement for the sale of the Dominion short-term promissory note, the Company issued to Dominion 12,500 shares of its common stock (see Note 17).

During the three months ended March 31, 2020, principal and accrued interest of $1,171,960 and $809,455, respectively, on the Company’s debt securities was satisfied through the issuance of 1,345,164 shares of the Company’s common stock.

The foregoing issuances were exempt from registration upon reliance of Section 4(a)(2) and Regulation D promulgated thereunder.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

On June 18, 2019, we issued a promissory note in the principal face amount of $2,900,000. Pursuant to the terms of the note, we were required to make six monthly amortization payments beginning on July 18, 2019. We have not made these payments and this note is currently in default. This promissory note was acquired by Esousa on February 10, 2020, pursuant to the terms of the Master Exchange Agreement. If we receive stockholder approval at a special meeting being held on July 8, 2020, Esousa will have the unilateral right to acquire shares of our common stock in exchange for this note.

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1	Certification of Incorporation, dated September 22, 2017. Incorporated herein by reference to the Current Report on Form 8-K filed on December 29, 2017 as Exhibit 3.1 thereto.
3.2	Bylaws, dated September 25, 2017. Incorporated herein by reference to the Current Report on Form 8-K filed on December 29, 2017 as Exhibit 3.2 thereto.
3.3	Certificate of Amendment to Certificate of Incorporation, dated January 2, 2019. Incorporated by reference to the Current Report on Form 8-K filed on January 3, 2019 as Exhibit 3.1 thereto.
3.4	Certificate of Amendment to Certificate of Incorporation (1-for-20 Reverse Stock Split of Common Stock), dated March 14, 2019. Incorporated herein by reference to the Current Report on Form 8-K filed on March 14, 2019 as Exhibit 3.1 thereto.
3.5	Certificate of Designations of Rights and Preferences of 10% Series A Cumulative Redeemable Perpetual Preferred Stock, dated September 13, 2018. Incorporated herein by reference to the Current Report on Form 8-K filed on September 14, 2018 as Exhibit 3.1 thereto.
3.6	Form of Certificate of Determination of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, dated March 3, 2017. Incorporated by reference to the Current Report on Form 8-K filed on March 9, 2017 as Exhibit 3.1 thereto.
3.7	Certificate of Designations of Rights and Preferences of Series C Convertible Redeemable Preferred Stock, dated February 27, 2019. Incorporated herein by reference to the Current report on Form 8-K filed on February 28, 2019 as Exhibit 3.1 thereto.
3.8	Amended Bylaws dated October 4, 2019. Incorporated herein by reference to the Current report on Form 8-K filed on October 7, 2019 as Exhibit 3.1 thereto.
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of Chief Executive and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  July 6, 2020

DPW HOLDINGS, INC.

By:	/s/ Milton C. Ault, III
Milton C. Ault, III
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ William B. Horne
William B. Horne
Chief Financial Officer
(Principal Accounting Officer)

