Form 10-Q
period 2020-06-30
DPW Holdings, Inc.
filed 2020-08-19
CIK 896493

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

At August 17, 2020 the registrant had outstanding 11,059,617 shares of common stock.

DPW HOLDINGS, INC.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2020 (Unaudited) and December 31, 2019 (Audited)	F-1 – F-2

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2020 and 2019 (Unaudited)	F-3

	Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and six months ended June 30, 2020 and 2019 (Unaudited)	F-4 – F-7

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 (Unaudited)	F-8 – F-9

	Notes to Interim Condensed Consolidated Financial Statements (Unaudited)	F-10 – F-41

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	11

Item 4.	Controls and Procedures	11

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	13
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Mine Safety Disclosures	16
Item 5.	Other Information	16
Item 6.	Exhibits	17

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Words such as “anticipates,” “expects,” “intends,” “goals,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “would,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on management's expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout this report and our Annual Report on Form 10-K for the year ended December 31, 2019, particularly the “Risk Factors” sections of such reports. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission that disclose risks and uncertainties that may affect our business. The forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of August 19, 2020. In addition, the forward-looking statements in this Form 10-Q are made as of the date of this filing, and we do not undertake, and expressly disclaims any duty, to update such statements, whether as a result of new information, new developments or otherwise, except to the extent that disclosure may be required by law.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,691,289	$483,383
Marketable equity securities	596,313	639,647
Accounts receivable	2,225,091	2,438,254
Accounts and other receivable, related party	1,196,379	1,196,379
Accrued revenue	2,185,895	2,226,570
Inventories, net	2,485,795	2,481,511
Prepaid expenses and other current assets	1,110,350	1,324,161
Current assets held for sale	—	281,352
TOTAL CURRENT ASSETS	11,491,112	11,071,257
Intangible assets	3,034,445	3,206,988
Goodwill	8,086,723	8,100,947
Property and equipment, net	1,694,220	1,787,393
Right-of-use assets	3,930,609	4,177,590
Investments - related party	6,739,234	6,540,720
Investments in derivative liabilities and common stock - related party	1,604,349	2,128,224
Equity investments in private companies	261,767	261,767
Investment in limited partnership	1,969,000	1,969,000
Loans receivable	553,568	795,481
Other investments, related parties	817,500	832,500
Other assets	311,628	275,273
Noncurrent assets held for sale	—	1,603,268
TOTAL ASSETS	$40,494,155	$42,750,408
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$13,571,731	$14,284,563
Accounts payable and accrued expenses, related party	40,805	64,604
Operating lease liability, current	471,651	484,819
Advances on future receipts	2,276,898	2,210,392
Short term advances, related party	175,212	1,409,331
Revolving credit facility	290,045	221,705
Notes payable, net	9,014,567	5,505,015
Notes payable, related parties	193,222	169,153
Convertible notes payable	741,550	2,732,990
Convertible notes payable, related party	1,000,000	—
Other current liabilities	3,018,344	1,545,210
Current liabilities held for sale	1,515,972	1,593,550
TOTAL CURRENT LIABILITIES	32,309,997	30,221,332
LONG TERM LIABILITIES
Operating lease liability, non-current	3,505,559	3,726,493
Notes payable	369,185	482,624
Notes payable, related parties	90,285	115,164
Convertible notes payable	345,305	304,773
Noncurrent liabilities held for sale	843,020	951,072
TOTAL LIABILITIES	37,463,351	35,801,458

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	June 30,	December 31,
	2020	2019
	(Unaudited)
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Series A Convertible Preferred Stock, $25.00 stated value per share,	7	7
$0.001 par value – 1,000,000 shares authorized; 7,040 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively (redemption amount and liquidation preference of $176,000 as of June 30, 2020 and December 31, 2019)
Series B Convertible Preferred Stock, $10 stated value per share,	125	125
share, $0.001 par value – 500,000 shares authorized; 125,000 shares issued and outstanding at June 30, 2020 and December 31, 2019 (liquidation preference of $1,250,000 at June 30, 2020 and December 31, 2019)
Class A Common Stock, $0.001 par value – 500,000,000 shares authorized;	6,112	3,318
6,112,117 and 3,318,390 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively
Class B Common Stock, $0.001 par value – 25,000,000 shares authorized;	—	—
nil shares issued and outstanding at June 30, 2020 and December 31, 2019
Additional paid-in capital	105,625,502	101,099,347
Accumulated deficit	(96,564,940)	(88,650,465)
Accumulated other comprehensive loss	(6,044,244)	(5,511,624)
TOTAL DPW HOLDINGS STOCKHOLDERS' EQUITY	3,022,562	6,940,708

Non-controlling interest	8,242	8,242

TOTAL STOCKHOLDERS' EQUITY	3,030,804	6,948,950

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,494,155	$42,750,408

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenue	$5,434,736	$4,541,198	$11,004,018	$10,092,849
Revenue, cryptocurrency mining	—	256,116	—	284,920
Revenue, lending activities	(33,756)	189,621	2,396	374,710
Total revenue	5,400,980	4,986,935	11,006,414	10,752,479
Cost of revenue	3,495,574	4,267,194	7,349,009	9,093,024
Gross profit	1,905,406	719,741	3,657,405	1,659,455
Operating expenses
Engineering and product development	462,159	471,268	902,785	926,946
Selling and marketing	294,974	382,184	633,137	799,806
General and administrative	2,917,999	3,510,839	5,820,901	8,013,157
Provision for credit losses	(1,000,000)	—	—	—
Loss on digital currency	(106)	(4,479)	(14)	(5,982)
Total operating expenses	2,675,026	4,359,812	7,356,809	9,733,927
Loss from continuing operations	(769,620)	(3,640,071)	(3,699,404)	(8,074,472)
Other income (expenses)
Interest income	35,936	911,537	36,256	1,748,464
Interest expense	(962,714)	(532,255)	(2,048,877)	(2,631,007)
Change in fair value of marketable equity securities	336,781	272,689	(28,578)	156,647
Loss on extinguishment of debt	(11,620)	—	(474,754)	(807,784)
Loss on issuance of warrants	—	(1,763,481)	—	(1,763,481)
Change in fair value of warrant liability	(10,184)	946,825	(5,773)	946,825
Total other expenses, net	(611,801)	(164,685)	(2,521,726)	(2,350,336)
Loss from continuing operations before income taxes	(1,381,421)	(3,804,756)	(6,221,130)	(10,424,808)
Income tax benefit	5,888	73,976	11,793	88,144
Net loss from continuing operations	(1,375,533)	(3,730,780)	(6,209,337)	(10,336,664)
Net loss from discontinued operations, net of taxes	—	(328,117)	(1,697,744)	(433,259)
Net loss	(1,375,533)	(4,058,897)	(7,907,081)	(10,769,923)
Less: Net loss attributable to non-controlling interest	—	—	—	32,416
Net loss attributable to DPW Holdings	(1,375,533)	(4,058,897)	(7,907,081)	(10,737,507)
Preferred dividends	(2,934)	(5,284)	(7,394)	(7,153)
Net loss available to common stockholders	$(1,378,467)	$(4,064,181)	$(7,914,475)	$(10,744,660)
Basic and diluted net loss per common share:
Continuing operations	$(0.24)	$(4.60)	$(1.20)	$(21.52)
Discontinued operations	—	(0.40)	(0.33)	(0.90)
Net loss per common share	$(0.24)	$(5.00)	$(1.52)	$(22.42)
Weighted average common shares outstanding, basic and diluted	5,864,395	812,355	5,198,806	479,226
Comprehensive loss
Loss available to common stockholders	$(1,378,467)	$(4,064,181)	$(7,914,475)	$(10,744,660)
Other comprehensive income (loss)
Foreign currency translation adjustment	97,200	162,648	(51,407)	192,505
Net unrealized gain (loss) on derivative securities of related party	760,881	375,499	(481,213)	(361,181)
Other comprehensive loss	858,081	538,147	(532,620)	(168,676)
Total comprehensive loss	$(520,386)	$(3,526,034)	$(8,447,095)	$(10,913,336)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

Three Months Ended June 30, 2020

							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Equity

BALANCES, April 1, 2020	132,040	$132	5,401,721	$5,402	$104,558,973	$(95,186,473)	$(6,902,325)	$8,242	$2,483,951
Stock based compensation:
Options	—	—	—	—	20,178	—	—	—	20,178
Issuance of common stock in payment of
accrued liabilities	—	—	140,624	140	155,407	—	—	—	155,547
Issuance of common stock for conversion
of debt	—	—	569,772	570	568,094	—	—	—	568,664
Beneficial conversion feature in connection
with convertible notes	—	—	—	—	46,237	—	—	—	46,237
Fair value of warrants issued in connection
with convertible notes	—		—	—	276,613	—	—	—	276,613
Comprehensive loss:
Net loss	—		—	—	—	(1,375,533)	—	—	(1,375,533)
Preferred dividends	—	—	—	—	—	(2,934)	—	—	(2,934)
Net unrealized gain on derivatives
in related party	—	—	—	—	—	—	760,881	—	760,881
Foreign currency translation adjustments	—	—	—	—	—	—	97,200	—	97,200

BALANCES, June 30, 2020	132,040	$132	6,112,117	$6,112	$105,625,502	$(96,564,940)	$(6,044,244)	$8,242	$3,030,804

The above Condensed Consolidated Statement of Changes in Stockholders’ Equity reflects a 1-for-40 reverse stock split effective August 5, 2019. See Note 1 for further information.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

Three Months Ended June 30, 2019

							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Equity

BALANCES, April 1, 2019	126,504	$126	231,478	$231	$84,903,648	$(62,401,594)	$(4,478,216)	$8,242	$18,032,437
Stock based compensation:
Options	—	—	—	—	248,340	—	—	—	248,340
Issuance of common stock for cash	—	—	96,388	97	1,056,112	—	—	—	1,056,209
Issuance of common stock in payment of
accrued liabilities	—	—	9,375	9	108,514	—	—	—	108,523
Issuance of common stock upon exercise
of warrants	—	—	699,887	700	6,620,325	—	—	—	6,621,025
Issuance of Series A preferred stock for cash	5,536	6	—	—	138,394	—	—	—	138,400
Beneficial conversion feature in connection
with convertible notes	—	—	—	—	188,448	—	—	—	188,448
Fair value of warrants issued in connection
with convertible notes	—		—	—	58,448	—	—	—	58,448
Cash for exchange fees and other financing costs	—	—	—	—	(944,864)	—	—	—	(944,864)
Comprehensive loss:
Net loss	—		—	—	—	(4,058,897)	—	—	(4,058,897)
Preferred dividends	—	—	—	—	—	(5,284)	—	—	(5,284)
Net unrealized gain on derivatives
in related party	—	—	—	—	—	—	375,499	—	375,499
Foreign currency translation adjustments	—	—	—	—	—	—	31,518	—	31,518

BALANCES, June 30, 2019	132,040	$132	1,037,128	$1,037	$92,377,365	$(66,465,775)	$(4,071,199)	$8,242	$21,849,802

The above Condensed Consolidated Statement of Changes in Stockholders’ Equity reflects a 1-for-40 reverse stock split effective August 5, 2019. See Note 1 for further information.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

Six Months Ended June 30, 2020

							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity
BALANCES, January 1, 2020	132,040	$132	3,318,390	$3,318	$101,099,347	$(88,650,465)	$(5,511,624)	$8,242	$6,948,950
Stock based compensation:
Options	—	—	—	—	40,134	—	—	—	40,134
Common stock	—	—	65,000	65	73,385	—	—	—	73,450
Issuance of common stock in payment of
short term advances, related party	—	—	660,667	661	739,287	—	—	—	739,948
Issuance of common stock in payment of
accrued liabilities	—	—	153,124	153	228,548	—	—	—	228,701
Issuance of common stock for conversion
of debt	—	—	1,914,936	1,915	2,686,711	—	—	—	2,688,626
Beneficial conversion feature in connection
with convertible notes	—	—	—	—	66,582	—	—	—	66,582
Fair value of warrants issued in connection
with convertible notes	—		—	—	691,508	—	—	—	691,508
Comprehensive loss:
Net loss	—		—	—	—	(7,907,081)	—	—	(7,907,081)
Preferred dividends	—	—	—	—	—	(7,394)	—	—	(7,394)
Net unrealized loss on derivatives
in related party	—	—	—	—	—	—	(481,213)	—	(481,213)
Foreign currency translation adjustments	—	—	—	—	—	—	(51,407)	—	(51,407)

BALANCES, June 30, 2020	132,040	$132	6,112,117	$6,112	$105,625,502	$(96,564,940)	$(6,044,244)	$8,242	$3,030,804

The above Condensed Consolidated Statement of Changes in Stockholders’ Equity reflects a 1-for-40 reverse stock split effective August 5, 2019. See Note 1 for further information.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

Six Months Ended June 30, 2019

							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity
BALANCES, January 1, 2019	126,434	$126	100,910	$101	$77,647,544	$(55,721,115)	$(3,902,523)	$40,658	$18,064,791
Stock based compensation:
Options	—	—	—	—	493,954	—	—	—	493,954
Common stock	—	—	9,375	9	253,010	—	—	—	253,019
Issuance of common stock for cash	—	—	191,179	192	5,453,552	—	—	—	5,453,744
Issuance of common stock in payment of
accrued liabilities	—	—	9,375	9	108,514	—	—	—	108,523
Issuance of common stock for conversion
of debt	—	—	26,402	26	2,608,431	—	—	—	2,608,457
Issuance of common stock upon exercise
of warrants	—	—	699,887	700	6,620,325	—	—	—	6,621,025
Issuance of Series A preferred stock for cash	5,606	6	—	—	140,144	—	—	—	140,150
Beneficial conversion feature in connection
with convertible notes	—	—	—	—	188,448	—	—	—	188,448
Fair value of warrants issued in connection
with convertible notes	—		—	—	58,448	—	—	—	58,448
Cash for exchange fees and other financing costs	—	—	—	—	(1,195,005)	—	—	—	(1,195,005)
Comprehensive loss:
Net loss	—		—	—	—	(10,737,507)	—	—	(10,737,507)
Preferred dividends	—	—	—	—	—	(7,153)	—	—	(7,153)
Net unrealized loss on derivatives
in related party	—	—	—	—	—	—	(361,181)	—	(361,181)
Foreign currency translation adjustments	—	—	—	—	—	—	192,505	—	192,505
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(32,416)	(32,416)

BALANCES, June 30, 2019	132,040	$132	1,037,128	$1,037	$92,377,365	$(66,465,775)	$(4,071,199)	$8,242	$21,849,802

The above Condensed Consolidated Statement of Changes in Stockholders’ Equity reflects a 1-for-40 reverse stock split effective August 5, 2019. See Note 1 for further information.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(7,907,081)	$(10,769,923)
Less: Net loss from discontinued operations	(1,697,744)	(433,259)
Net loss from continuing operations	(6,209,337)	(10,336,664)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	259,906	1,595,847
Amortization	166,697	299,462
Amortization of right-of-use assets	246,981	19,059
Interest expense – debt discount	907,480	1,676,609
Fair value in excess of proceeds upon issuance of warrants	—	1,763,481
Change in fair value of warrant liability	10,184	(946,825)
Accretion of original issue discount on notes receivable – related party	15,000	(1,262,422)
Accretion of original issue discount on notes receivable	(4,137)	(58,023)
Increase in accrued interest on notes receivable – related party	—	(464,114)
Stock-based compensation	142,941	992,283
Realized losses on other investments	27,500	—
Realized (gains) losses on sale of digital currencies	—	(394)
Realized (gains) losses on sale of marketable securities	(14,708)	(86,741)
Unrealized (gains) losses on marketable equity securities	(52,313)	(231,608)
Unrealized losses on equity securities – related party	64,639	(21,288)
Unrealized losses on equity securities	73,077	(6,316)
Changes in operating assets and liabilities:
Accounts receivable	198,620	(594,491)
Accounts receivable, related party	—	2,648,798
Accrued revenue	33,829	68,999
Digital currencies	(14)	(290,902)
Inventories	(34,907)	598,777
Prepaid expenses and other current assets	181,531	(53,576)
Other assets	(39,418)	(271,679)
Accounts payable and accrued expenses	1,365,505	405,708
Accounts payable, related parties	(23,799)	2,271
Other current liabilities	659,795	(158,201)
Lease liabilities	(234,102)	—

Net cash (used in) continuing operating activities	(2,259,050)	(4,711,950)
Net cash provided by (used in) discontinued operating activities	1,246	42,230
Net cash used in operating activities	(2,257,804)	(4,669,720)

Cash flows from investing activities:
Purchase of property and equipment	(190,117)	(86,048)
Investments – related party	(198,514)	(1,027,847)
Investments in warrants and common stock - related party	(10,367)	(681,164)
Sales of marketable equity securities	110,355	571,741
Proceeds from loans receivable	139,933	—
Investments in debt and equity securities	(3,060)	(383,876)

Net cash used in investing activities	$(151,770)	$(1,607,194)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	For the Six Months Ended June 30,
	2020	2019

Cash flows from financing activities:
Gross proceeds from sales of common stock and warrants	$—	$11,528,605
Proceeds from issuance of Series A Convertible Preferred Stock	—	131,741
Financing cost in connection with sales of equity securities	—	(1,195,004)
Proceeds from warrant exercises	—	127,000
Proceeds from convertible notes payable	100,000	500,000
Proceeds from notes payable	3,147,434	4,102,918
Proceeds from short-term advances – related party	604,254	313,000
Payments on short-term advances – related party	(98,425)	—
Payments on notes payable	(185,583)	(1,386,935)
Payments on convertible notes payable	—	(7,069,547)
Proceeds from advances on future receipts	—	319,729
Payments on advances on future receipts	(20,000)	(674,229)
Payments of preferred dividends	(7,394)	(7,153)
Payments on revolving credit facilities, net	68,340	(217,830)

Net cash provided by financing activities	3,608,626	6,472,295

Effect of exchange rate changes on cash and cash equivalents	8,854	(114,036)
Net increase in cash and cash equivalents	1,207,906	81,345
Cash and cash equivalents at beginning of period	483,383	769,619

Cash and cash equivalents at end of period	$1,691,289	$850,964

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$70,727	$1,644,524

Non-cash investing and financing activities:
Cancellation of convertible note payable into shares of common stock	$2,688,626	$2,608,458
Payment of debt with digital currency	$—	$273,517
Issuance of common stock in payment of liability	$228,701	$108,523
Cancellation of short term advances, related party into shares
of common stock	$739,948	$—
Conversion of loans receivable for marketable equity securities	$—	$485,000
Conversion of loans receivable for investments in warrants and
common stock - related party	$—	$91,483
Issuance of notes payable and convertible notes payable in
payment of accrued expenses	$420,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

JUNE 30, 2020

1. DESCRIPTION OF BUSINESS

DPW Holdings, Inc., a Delaware corporation (“DPW” or the “Company”), formerly known as Digital Power Corporation, was incorporated in September 2017. The Company is a diversified holding company owning subsidiaries engaged in the following operating businesses: commercial and defense solutions, commercial lending and advanced textile technology. The Company’s wholly-owned subsidiaries are Gresham Worldwide, Inc. (“GWW”), Coolisys Technologies Corp. (“Coolisys”), Gresham Power Electronics Ltd. (f/k/a Digital Power Limited) (“Gresham Power”), Enertec Systems 2001 Ltd (“Enertec”), Digital Power Lending, LLC (“DP Lending”) and Digital Farms, Inc. (“Digital Farms”). The Company also has a controlling interest in Microphase Corporation (“Microphase”). The Company has three reportable segments – defense solutions through GWW with operations conducted by Microphase, Enertec and Gresham Power, commercial solutions through Coolisys and commercial lending through DP Lending.

During March 2020, the Company ceased operations at Digital Farms, the Company’s blockchain mining subsidiary, and I. AM, Inc. (“I. AM”). Management determined that the permanent closing of the restaurant operations at I. AM, which owned and operated the Prep Kitchen brand restaurants located in the San Diego area, met the criteria for presentation as discontinued operations. Accordingly, the results of the restaurant operations segment are presented as discontinued operations in our condensed consolidated statements of operations and comprehensive loss and are excluded from continuing operations for all periods presented.

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

2. LIQUIDITY, GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. As of June 30, 2020, the Company had cash and cash equivalents of $1,691,289, an accumulated deficit of $96,564,940 and negative working capital of $20,818,885. The Company has incurred recurring losses and reported losses for the six months ended June 30, 2020 and 2019, totaling $7,907,081 and $10,769,923, respectively. In the past, the Company has financed its operations principally through issuances of convertible debt, promissory notes and equity securities. During 2020, the Company continued to successfully obtain additional equity and debt financing and restructured existing debt.

The Company expects to continue to incur losses for the foreseeable future and needs to raise additional capital to continue its business development initiatives and to support its working capital requirements. During February 2020, the Company entered into a Master Exchange Agreement with an entity that has agreed to purchase up to approximately $7.7 million in certain promissory notes previously issued by the Company. Management believes that the Company has access to capital resources through potential public or private issuances of debt or equity securities. However, if the Company is unable to raise additional capital, which ability could be adversely affected by the outbreak of COVID-19, it may be required to curtail operations and take additional measures to reduce costs, including reducing its workforce and eliminating outside consultants to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2020

Coronavirus disease 2019 and 2020 pandemic

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

However, the Company’s business has been disrupted and materially adversely affected by the outbreak of COVID-19. The Company is still assessing its business operations and system supports and the impact COVID-19 may have on its results and financial condition, but there can be no assurance that this analysis will enable the Company to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally or in its sectors in particular.

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

Updates by business unit are as follows:

•	DPW Holdings’ corporate headquarters, located in Newport Beach, CA, continues to work remotely, based on the occupancy and social distancing order from the Orange County Health Officer (http://www.ochealthinfo.com/phs/about/epidasmt/epi/dip/prevention/novel_coronavirus). The headquarters staff has tested the secure remote access systems and technology infrastructure to adjust working arrangements for its employees and believes it has adequate internal communications system and can remain operational with a remote staff. The Company is reviewing the reopening guidance by the Orange County Health Agency and the State of California along with COVID-19 General Checklist for Office Workspaces published by the California Department of Public Health. The corporate headquarters will reopen when the Company can provide a safe workspace for its employees.

•	Coolisys Technologies Corp., located in Fremont, CA, had temporarily suspended operations as a result of the Alameda County Public Health Department’s order to cease all activities at facilities located within the County. Currently, manufacturing and logistics personnel operate on site whereas administrative personnel work remotely.

•	Microphase Corporation, located in Shelton, CT, has developed an emergency plan to ensure that its mission critical manufacturing and logistical functions are up and running. Microphase has implemented additional steps to ensure a higher level of cleanliness in its facility. Employees at greater risk of major health issues from COVID-19, which include key members of its finance department, are not required to work on site. The crisis management team meets regularly to monitor the situation, and modifies and communicates the plan as the need arises. Once the COVID-19 crisis has passed, the team will work on transitioning Microphase back to normal operations.

•	Gresham Power Electronics Limited, located in Salisbury, UK, continues to follow UK Government and Public Health England COVID-19 safety guidelines, which includes a combination of working remotely and adhering to social distancing and health and safety procedures on site. Essential staff are on site for specific work as required.

•	Enertec Systems 2001 Ltd., located in Karmiel, Israel, has been granted a waiver by the Israeli government to remain open to complete key projects that impact national security. Approximately 50% of the Enertec workforce is working remotely.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2020

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and do not include all the information and disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The Company has made estimates and judgments affecting the amounts reported in our condensed consolidated financial statements and the accompanying notes. The actual results experienced by the Company may differ materially from our estimates. The condensed consolidated financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2019, filed with the Securities and Exchange Commission on June 1, 2020. The condensed consolidated balance sheet as of December 31, 2019 was derived from the Company’s audited 2019 financial statements contained in the above referenced Form 10-K/A. Results of the three and six months ended June 30, 2020, are not necessarily indicative of the results to be expected for the full year ending December 31, 2020.

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

Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions. The Company's management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Key estimates include acquisition accounting, fair value of certain financial instruments, reserve for trade receivables and inventories, carrying amounts of investments, carrying amounts of digital currencies, accruals of certain liabilities including product warranties, useful lives and the recoverability of long-lived assets, impairment analysis of intangibles and goodwill, and deferred income taxes and related valuation allowance.

Impairment of long-lived assets:

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted expected future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by comparing the amount by which the carrying amount of the assets to their fair value. During the six months ended June 30, 2020, management determined that its operating right-of-use assets attributed to the discontinued operations of I.AM were impaired by $1,020,514.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2020

Revenue Recognition

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

•	Step 1: Identify the contract with the customer,
•	Step 2: Identify the performance obligations in the contract,
•	Step 3: Determine the transaction price,
•	Step 4: Allocate the transaction price to the performance obligations in the contract, and
•	Step 5: Recognize revenue when the company satisfies a performance obligation.

The Company’s disaggregated revenues consist of the following for the six months ended June 30, 2020:

	Six Months ended June 30, 2020
	GWW	Coolisys	DP Lending	Total

Primary Geographical Markets
North America	$3,370,374	$1,965,465	$2,396	$5,338,235
Europe	447,603	287,157	—	734,760
Middle East	4,605,482	—	—	4,605,482
Other	153,123	174,814	—	327,937
	$8,576,582	$2,427,436	$2,396	$11,006,414

Major Goods
RF/Microwave Filters	$2,545,967	$—	$—	$2,545,967
Detector logarithmic video amplifiers	878,372	—	—	878,372
Power Supply Units	—	2,427,436	—	2,427,436
Power Supply Systems	546,761	—	—	546,761
Healthcare diagnostic systems	523,228	—	—	523,228
Defense systems	4,082,254	—	—	4,082,254
Lending activities	—	—	2,396	2,396
	$8,576,582	$2,427,436	$2,396	$11,006,414

Timing of Revenue Recognition
Goods transferred at a point in time	$3,971,100	$2,427,436	$2,396	$6,400,932
Services transferred over time	4,605,482	—	—	4,605,482
	$8,576,582	$2,427,436	$2,396	$11,006,414

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2020

	Six Months ended June 30, 2019
	GWW	Coolisys	DP Lending	Total

Primary Geographical Markets
North America	$1,569,939	$2,790,091	$374,710	$4,734,740
Europe	1,012,761	16,804	—	1,029,565
Middle East	4,488,553	—	—	4,488,553
Other	327,799	171,822	—	499,621
	$7,399,052	$2,978,717	$374,710	$10,752,479

Major Goods
RF/Microwave filters	$989,114	$—	$—	$989,114
Detector logarithmic video amplifiers	473,150	—	—	473,150
Power supply units	180,475	2,693,797	—	2,874,272
Power supply systems	1,082,442	—	—	1,082,442
Healthcare diagnostic systems	1,260,700	—	—	1,260,700
Defense systems	3,413,171	—	—	3,413,171
Lending activities	—	—	374,710	374,710
Digital currency mining	—	284,920	—	284,920
	$7,399,052	$2,978,717	$374,710	$10,752,479

Timing of Revenue Recognition
Goods transferred at a point in time	$2,588,280	$2,978,717	$374,710	$5,941,707
Services transferred over time	4,810,772	—	—	4,810,772
	$7,399,052	$2,978,717	$374,710	$10,752,479

Sales of Products

The Company generates revenues from the sale of its products through a direct and indirect sales force. The Company’s performance obligations to deliver products are satisfied at the point in time when products are received by the customer, which is when the customer obtains control over the goods. The Company provides standard assurance warranties, which are not separately priced, that the products function as intended. The Company primarily receives fixed consideration for sales of product. Some of the Company’s contracts with distributors include stock rotation rights after six months for slow moving inventory, which represents variable consideration. The Company uses an expected value method to estimate variable consideration and constrains revenue for estimated stock rotations until it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. To date, returns have been insignificant. The Company’s customers generally pay within 30 days from the receipt of an invoice.

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

JUNE 30, 2020

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

The aggregate amount of the transaction price allocated to the performance obligation that is partially unsatisfied as of June 30, 2020, for the MLSE units was approximately $48 million, representing 24 MLSE units. Based on our expectations regarding funding of the production process and our experience building the first machines, the Company expects to recognize the remaining revenue related to the partially unsatisfied performance obligation over an estimated three year period. The Company will be paid in installments for this performance obligation over the estimated period that the remaining revenue is recognized.

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

JUNE 30, 2020

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

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial instruments (see Note 5 and Note 9) that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurement at June 30, 2020
	Total	Level 1	Level 2	Level 3
Investments in convertible promissory note of AVLP – a related party	$6,739,234	$—	$—	$6,739,234
Investments in common stock and derivative instruments of AVLP – a related party	1,028,424	169,860	—	858,564
Investment in common stock of Alzamend – a related party	575,925	—	—	575,925
Investments in marketable equity securities	596,313	596,313	—	—
Investments in warrants of public companies	2	—	—	2
Total Investments	$8,939,898	$766,173	$—	$8,173,725

	Fair Value Measurement at December 31, 2019
	Total	Level 1	Level 2	Level 3
Investments in convertible promissory note of AVLP – a related party	$6,540,720	$—	$—	$6,540,720
Investments in common stock and derivative instruments of AVLP – a related party	1,569,286	238,602	—	1,330,684
Investment in common stock of Alzamend – a related party	558,938	—	—	558,938
Investments in marketable equity securities	639,647	639,647	—	—
Investments in warrants of public companies	9,174	—	—	9,174
Total Investments	$9,317,765	$878,249	$—	$8,439,516

We assess the inputs used to measure fair value using the three-tier hierarchy based on the extent to which inputs used in measuring fair value are observable in the market.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2020

Net Loss per Share

Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. The Company has included 6,500 warrants, which are exercisable for shares of the Company’s common stock on a one-for-one basis, in its earnings per share calculation for the six months ended June 30, 2020 and 2019. Anti-dilutive securities, which are convertible into or exercisable for the Company’s common stock, consist of the following at June 30, 2020 and 2019:

	June 30,
	2020	2019
Stock options	950	9,006
Warrants (1)	2,151,953	51,465
Convertible notes	551,104	75,000
Conversion of preferred stock	2,232	2,232
Total	2,706,239	137,703

(1)	The Company has excluded 6,500 warrants issued in April 2019, which may be exercised by means of a cashless exercise into 6,500 shares of the Company’s common stock, in its anti-dilutive securities but included the warrants in its weighted average shares outstanding.

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

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2020

The following tables summarize the major classes of assets and liabilities included as part of discontinued operations:

	June 30,	December 31,
	2020	2019
	(Unaudited)
Current assets
Cash and cash equivalents	$—	$5,170
Accounts receivable	—	83,885
Inventories, net	—	60,341
Prepaid expenses and other current assets	—	131,956
Total current assets classified as held for sale	—	281,352
Property and equipment, net	—	504,802
Right-of-use assets	—	1,098,466
Total assets classified as held for sale	$—	$1,884,620
Current liabilities
Accounts payable and accrued expenses	$788,314	$881,601
Operating lease liability, current	265,920	229,574
Other current liabilities	461,738	482,375
Total current liabilities classified as held for sale	1,515,972	1,593,550
Long term liabilities
Operating lease liability, non-current	843,020	951,072
Total liabilities classified as held for sale	$2,358,992	$2,544,622

The restaurant operations are included in our results as discontinued operations through March 16, 2020, the date of closing of the restaurants. The following tables summarize the major classes of line items included in loss from discontinued operations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$—	$1,161,132	$543,327	$2,334,631
Cost of revenue	—	(322,008)	(160,310)	(614,491)
Selling and marketing	—	(43,929)	—	(100,650)
General and administrative	—	(1,123,312)	(555,445)	(2,052,749)
Impairment of property and equipment	—	—	(1,525,316)	—
Loss from discontinued operations	$—	$(328,117)	$(1,697,744)	$(433,259)

5. Marketable Equity Securities

Marketable securities in equity securities with readily determinable market prices consisted of the following as of June 30, 2020 and December 31, 2019:

	Marketable equity securities at June 30, 2020
		Gross unrealized	Gross realized
	Cost	gains (losses)	gains (losses)	Fair value
Common shares	$327,378	$268,935	$—	$596,313

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2020

	Marketable equity securities at December 31, 2019
		Gross unrealized	Gross realized
	Cost	gains (losses)	gains (losses)	Fair value
Common shares	$423,025	$216,622	$—	$639,647

The following table presents additional information about marketable equity securities:

Marketable
Equity Securities
Balance at January 1, 2020	$639,647
Sales of marketable equity securities	(110,355)
Realized gains on marketable equity securities	14,708
Unrealized losses on marketable equity securities	52,313
Balance at June 30, 2020	$596,313

At June 30, 2020 and December 31, 2019, the Company had invested in the marketable equity securities of certain publicly traded companies. During the three and six months ended June 30, 2020, unrealized gains of $173,381 and $52,313, respectively, were included in net income as a component of change in fair value of equity securities. During the year ended December 31, 2019, the Company recognized unrealized gains of $258,905. The Company’s investment in marketable equity securities will be revalued on each balance sheet date.  The fair value of the Company’s holdings in marketable equity securities at June 30, 2020 and December 31, 2019 is a Level 1 measurement based on quoted prices in an active market.

At June 30, 2020 and December 31, 2019, the Company also held equity investments in private companies and an investment in a limited partnership. These investments do not have readily determinable fair values and have been measured at cost less impairment, if any, and adjusted for observable price changes for identical or similar investments of the issuer.

6. PROPERTY AND EQUIPMENT, NET

At June 30, 2020 and December 31, 2019, property and equipment consist of:

	June 30,	December 31,
	2020	2019
Cryptocurrency machines and related equipment	$567,216	$567,216
Computer, software and related equipment	2,595,114	2,518,187
Office furniture and equipment	412,234	441,613
Leasehold improvements	1,186,796	1,230,407
	4,761,360	4,757,423
Accumulated depreciation and amortization	(3,067,140)	(2,970,030)
Property and equipment, net	$1,694,220	$1,787,393

Under the guidance of ASC 360, Impairment or Disposal of Long-lived Assets, a long-lived asset or asset group (including intangibles) will be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. During the first quarter of 2020, based upon the deteriorating business conditions for restaurants in the San Diego County as result of the spread of COVID-19 and the decline in projected cash flows over the life of the restaurant equipment, the Company performed an undiscounted cash flow test to determine if the restaurant equipment was impaired. The undiscounted cash flows were less than the carrying amount of the Company’s restaurant equipment and therefore, the carrying amount of the assets were compared to the fair value of the restaurant equipment, and the Company determined that there were impairment charges to be recorded on the restaurant equipment. Impairment charges for the three and six months ended June 30, 2020 were in an amount equal to the cost of the Company’s restaurant equipment, net of depreciation of $504,802, and are included as a component of net loss from discontinued operations (see Note 4).

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2020

For the three and six months ended June 30, 2020, depreciation expense amounted to $84,959 and $259,906, respectively. For the three and six months ended June 30, 2019, depreciation expense amounted to $1,027,698 and $1,826,721, respectively.

7. INTANGIBLE ASSETS, NET

At June 30, 2020 and December 31, 2019 intangible assets consist of:

	June 30,	December 31,
	2020	2019
Trade name and trademark	$1,039,307	$1,039,307
Customer list	2,402,054	2,406,434
Domain name and other intangible assets	639,957	641,809
	4,081,318	4,087,550
Accumulated depreciation and amortization	(1,046,873)	(880,562)
Intangible assets, net	$3,034,445	$3,206,988

The Company’s trade names and trademarks were determined to have an indefinite life. The remaining definite lived intangible assets are primarily being amortized on a straight-line basis over their estimated useful lives.

Amortization expense was $83,412 and $166,697, respectively, for the three and six months ended June 30, 2020 and $137,047 and $299,462, respectively, for the three and six months ended June 30, 2019.

8. GOODWILL

The Company’s goodwill relates to the acquisition of a controlling interest in Microphase on June 2, 2017 and the acquisition of Enertec Systems 2001 Ltd. (“Enertec”) on May 22, 2018.  The following table summarizes the changes in our goodwill during the six months ended June 30, 2020:

Goodwill
Balance as of January 1, 2020	$8,100,947
Effect of exchange rate changes	(14,224)
Balance as of June 30, 2020	$8,086,723

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2020

9. INVESTMENTS – RELATED PARTIES

Investments in AVLP and Alzamend Neuro, Inc. (“Alzamend”) at June 30, 2020 and December 31, 2019, are comprised of the following:

	June 30,	December 31,
	2020	2019
Investment in convertible promissory note of AVLP	$9,802,686	$9,595,079
Accrued interest in convertible promissory note of AVLP	2,025,475	2,025,475
Total investment in convertible promissory note of AVLP – Gross	11,828,161	11,620,554
Less: provision for loan losses	(5,088,927)	(5,079,834)
Total investment in convertible promissory note of AVLP	$6,739,234	$6,540,720

Investment in derivative instruments of AVLP	858,564	1,330,684
Investment in common stock of AVLP	169,860	238,602
Investment in common stock of Alzamend	575,925	558,938
Investment in derivative instruments and common stock of AVLP and Alzamend	$1,604,349	$2,128,224

Total investment in AVLP and Alzamend – Net	$8,343,583	$8,668,944

Investment in warrants and common stock of AVLP and Alzamend	$1,604,349	$2,128,224
Investment in convertible promissory note of AVLP	6,739,234	6,540,720
Total investment in AVLP and Alzamend – Net	$8,343,583	$8,668,944

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2020

The following table summarizes the changes in our investments in AVLP and Alzamend during the six months ended June 30, 2020:

	Investment in
	warrants and	Investment in	Total
	common stock	convertible	investment
	of AVLP and	promissory	in AVLP and
	Alzamend	note of AVLP	Alzamend – Net
Balance at January 1, 2020	$2,128,224	$6,540,720	$8,668,944
Investment in convertible promissory notes of AVLP	—	198,514	198,514
Investment in common stock of AVLP and Alzamend	12,884	—	12,884
Fair value of derivative instruments issued by AVLP	9,093	—	9,093
Unrealized loss in derivative instruments of AVLP	(481,213)	—	(481,213)
Unrealized loss in common stock of AVLP and Alzamend	(64,639)	—	(64,639)
Balance at June 30, 2020	$1,604,349	$6,739,234	$8,343,583

The Company’s investments in AVLP, a related party controlled by Philou Ventures, LLC, or Philou, an affiliate of the Company, consist of convertible promissory notes, derivative instruments and shares of AVLP common stock. At June 30, 2020, the Company has provided loans to AVLP in the principal amount $9,802,686 and, in addition to the 12% convertible promissory notes, AVLP has issued to the Company warrants to purchase 19,605,372 shares of AVLP common stock at an exercise price of $0.50 per share for a period of five years. The warrants were determined by the issuer to be derivative financial instruments. At June 30, 2020 and December 31, 2019, the Company recorded a cumulative unrealized loss on its investment in warrants of AVLP of $4,845,469 and $4,364,256, respectively, representing the difference between the cost basis and the estimated fair value of the warrants in the Company’s accumulated other comprehensive income in the stockholder's equity section of the Company’s consolidated balance sheet. During the three and six months ended June 30, 2019, the Company recognized, in other comprehensive loss, net unrealized gain (loss) on derivative securities of related party of $760,881 and ($1,242,094), respectively, which compares with a net unrealized gain (loss) on derivative securities of related party of $375,499 and ($361,181), respectively during the three and six months ended June 30, 2019. The Company’s investment in AVLP will be revalued on each balance sheet date. The fair value of the Company’s holdings in the AVLP warrants was estimated using the Black-Scholes option-pricing method. The risk-free rate, which ranged between 0.23% and 2.60%, was derived from the U.S. Treasury yield curve, matching the term of our investment, in effect at the measurement date. The volatility factor which ranged between 68.7% and 89.4% was determined based on historical stock prices for similar technology companies with market capitalizations under $100 million. The warrant valuation is a Level 3 measurement.

In accordance with ASC No. 310, Receivables (“ASC 310”), the Company had accounted for its convertible promissory notes in AVLP at amortized cost, which represents the amount at which the convertible promissory notes were acquired, adjusted for accrued interest and accretion of original issue discount and discount attributed to the fair value of the warrants that the Company received in conjunction with its investment. Interest was accreted using the effective interest method. The Company recorded interest on an accrual basis and recognized it as earned in accordance with the contractual terms of the convertible promissory notes, to the extent that such amounts are expected to be collected. During the three and six months ended June 30, 2019, the Company recorded $657,613 and $1,277,422, respectively, of interest income for the discount accretion and  $253,923 and $464,114, respectively, of interest income from the contractual 12% rate provided for by the convertible promissory notes. During the six months ended June 30, 2020, no interest income was recognized from the Company’s investment in AVLP.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2020

The Company evaluated the collectability of both interest and principal for the convertible promissory notes in AVLP to determine whether there was an impairment. Based on current information and events, primarily the value of the underlying conversion feature and current economic events, the Company concluded that an impairment existed at December 31, 2019. At June 30, 2020, the Company determined that the fair value of the convertible promissory notes in AVLP was approximately $6,739,234. The Company’s determination of fair value was based upon the estimated present value of a future liquidity event combined with the closing price of AVLP’s common stock at June 30, 2020. Impairment assessments require significant judgments and are based on significant assumptions related to the borrower’s credit risk, financial performance, expected sales, and estimated fair value of the collateral.

During the six months ended June 30, 2020 and year ended December 31, 2019, the Company also acquired in the open market 5,000 shares of AVLP common stock for $1,274 and 91,000 shares of AVLP common stock for $53,032, respectively. At June 30, 2020, the closing market price of AVLP’s common stock was $0.17, a decline from $0.24 at December 31, 2019. The Company has determined that its investment in AVLP marketable equity securities should be accounted for in accordance with ASC No. 820, Fair Value Measurements and Disclosures and based upon the closing market price of AVLP common stock at June 30, 2020, the Company’s investment in AVLP common stock had an unrealized loss of $577,975.

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

10. INVESTMENTS IN LIMITED PARTNERSHIP

On June 8, 2018, the Company entered into a limited partnership agreement, in which it agreed to become a limited partner in the partnership (the “NY Partnership”). The NY Partnership is a limited partner in the partnership that is responsible for the construction and related activities of a hotel in New York City. In connection with this transaction, the Company has agreed to finance a portion of the capital required by the NY Partnership. As of June 30, 2020, the Company had invested an aggregate of $1,869,000 in the NY Partnership and $100,000 in another real estate investment. The Company has no obligation to make any capital contributions until the hotel is open for business to the public.

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

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2020

During December 2017, the Company issued 750 shares of its common stock to WT Johnson & Sons upon the conversion of Note A and WT Johnson subsequently sold the 750 shares. The proceeds from the sale of shares of common stock received upon the conversion of Note A were sufficient to satisfy the entire $2,267,766 obligation as well as an additional $400,500 of value added tax due to WT Johnson. Concurrent with entering into the exchange agreement, the Company received a promissory note in the amount of $2,668,266 from MTIX and cancelled Note B. At June 30, 2020 and December 31, 2019, the Company has valued the note receivable at $600,000, the carrying amount of Note A. The Company will recognize the remainder of the amount due from MTIX upon payment of the promissory note by MTIX.

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

Under the Tenancy in Common Agreement, CTI and its executive officers shall have the exclusive rights to use the Property for the Company and its affiliates’ business operations. The Property shall be managed by Ms. Kohn. Further, pursuant to the Tenancy in Common Agreement, for each completed calendar month of employment of Mr. Kohn by the Company, Ms. Kohn shall have the right to purchase a portion of the Company’s interest in the Property. Such right shall fully vest at the end of five years of continuous employment and the Trustee shall have the right to purchase the Company’s 28% interest in the Property for a nominal price. The Company will amortize its $300,000 investment over ten years, subject to a cliff vesting after five years. During the three and six months ended June 30, 2020 and 2019, the Company recognized $7,500 and $15,000, respectively, in amortization expense. At June 30, 2020 and December 31, 2019, the unamortized balance of the Israeli Property was $217,500 and $232,500, respectively. If Mr. Kohn is not employed by the Company, the Company shall have the right to demand that Ms. Kohn purchase the Company’s remaining interest in the Property that was not subject to vesting for the fair market value of such unvested Property interest.

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

Options granted under the Plans have an exercise price equal to or greater than the fair value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant. Typically, options granted generally become fully vested after four years. Any options that are forfeited or cancelled before expiration become available for future grants. The options expire between 5 and 10 years from the date of grant. Restricted stock awards granted under the Plans are subject to a vesting period determined at the date of grant. As of June 30, 2020, an aggregate of 53,543 of the Company's options are still available for future grant.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2020

During the six months ended June 30, 2020 and the year ended December 31, 2019, the Company did not grant any options under the Plans. Generally, options granted under the Plans become fully vested after four years. During the six months ended June 30, 2020 and 2019, the Company also issued 65,000 and 9,375, respectively, shares of common stock to its consultants and service providers. The grant date fair value of these shares amounted to $73,450 and $253,019 respectively, which was determined from the closing price of the Company’s common stock on the date of issuance.

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

The options outstanding as of June 30, 2020, have been classified by exercise price, as follows:

Outstanding				Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$480 - $560	919	5.44	$537.96	525	$530.95
$1,208 - $1,352	31	3.13	$1,339.20	31	$1,339.20
$480 - $1,352	950	5.36	$564.32	556	$576.36

On June 30, 2020 and December 31, 2019, there was no aggregate intrinsic value of stock options that were outstanding and exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the fair value of such awards as of the period-end date

The total stock-based compensation expense related to stock options and stock awards issued pursuant to the Plans to the Company’s employees, consultants and directors, included in reported net loss for the three and six months ended June 30, 2020 and 2019, is comprised as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock-based compensation from Plans	$20,178	$162,764	$110,691	$325,090
Stock-based compensation from issuances
outside of Plans	—	208,231	32,250	667,193
Total Stock-based compensation	$20,178	$370,995	$142,941	$992,283

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2020

A summary of option activity under the Company's stock option plans as of June 30, 2020, and changes during the six months ended are as follows:

		Outstanding Options
				Weighted
			Weighted	Average
	Shares		Average	Remaining	Aggregate
	Available	Number	Exercise	Contractual	Intrinsic
	for Grant	of Shares	Price	Life (years)	Value
January 1, 2020	103,105	1,388	$636.47	6.33	$0
Restricted stock awards	(50,000)	—
Forfeited	438	(438)	$793.14
June 30, 2020	53,543	950	$564.32	5.36	$0

As of June 30, 2020, there was $167,818 of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted average period of 2.02 years.

13. WARRANTS

During the six months ended June 30, 2020, the Company issued a total of 2,079,435 warrants at an average exercise price of $1.37 per share.

(i)	On February 20, 2020, pursuant to the Master Exchange Agreement, the Company issued warrants to purchase an aggregate of 270,198 shares of common stock at an average exercise price equal to $1.43 per share of common stock (see Note 17).

(ii)	During the six months ended June 30, 2020, the Company issued warrants to purchase an aggregate of 890,103 shares of common stock at an average exercise price equal to $1.08 per share of common stock in connection with the issuance of the Esousa 12% short-term promissory notes in the aggregate principal amount of $875,000 (see Note 17).

(iii)	On April 14, 2020, the Company issued warrants to purchase up to 157,143 shares of common stock at an exercise price equal to $1.17 per share of common stock in connection with the issuance of a convertible promissory note in the principal amount of $100,000 (see Note 19).

(iv)	On May 28, 2020, the Company issued warrants to purchase an aggregate of 400,000 shares of common stock at an exercise price equal to $1.07 per share of common stock in connection with the issuance of a convertible promissory note in the principal amount of $200,000 (see Note 19).

(v)	On June 26, 2020, the Company issued warrants to purchase an aggregate of 361,991 shares of common stock at an exercise price equal to $2.43 per share of common stock in connection with the issuance of promissory notes in the aggregate principal face amount of $800,000 (see Note 17).

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2020

The following table summarizes information about common stock warrants outstanding at June 30, 2020:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$—	6,500	3.75	$—	6,500	$—
$0.88	281,250	4.77	$0.88	—	$0.88
$1.07	400,000	4.91	$1.07	400,000	$1.07
$1.14	144,928	4.69	$1.14	—	$1.14
$1.16	95,238	4.91	$1.16	—	$1.16
$1.17	157,143	4.79	$1.17	157,143	$1.17
$1.19	277,778	4.66	$1.19	—	$1.19
$1.21	90,909	4.81	$1.21	—	$1.21
$1.43	270,198	4.61	$1.43	—	$1.43
$2.43	361,991	1.41	$2.43	361,991	$2.43
$8.00	397	1.34	$8.00	397	$8.00
$8.80	25,000	4.01	$8.80	25,000	$8.80
$12.00	12,500	3.86	$12.00	12,500	$12.00
$19.80	15,555	3.75	$19.80	15,555	$19.80
$440.00	355	2.36	$440.00	355	$440.00
$480.00	94	2.84	$480.00	94	$480.00
$528.00	186	2.34	$528.00	186	$528.00
$560.00	2,657	2.37	$560.00	2,657	$560.00
$600.00	170	1.87	$600.00	170	$600.00
$640.00	200	1.82	$640.00	200	$640.00
$752.00	9,614	2.88	$752.00	9,614	$752.00
$800.00	350	2.44	$800.00	350	$800.00
$880.00	947	1.17	$880.00	947	$880.00
$920.00	2,126	2.74	$920.00	2,126	$920.00
$1,040.00	1,243	2.79	$1,040.00	1,243	$1,040.00
$1,760.00	781	2.56	$1,760.00	781	$1,760.00
$1,800.00	140	2.57	$1,800.00	140	$1,800.00
$2,000.00	203	2.57	$2,000.00	203	$2,000.00
$ 0.88 - $ 2,000.00	2,158,453	4.16	$8.88	998,152	$17.85

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

The Company utilized the Black-Scholes option pricing model and the assumptions used during the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30, 2020	June 30, 2019
Weighted average risk free interest rate	0.17% — 1.38%	2.18% — 2.28%
Weighted average life (in years)	1.42 — 5	5.0
Volatility	86.3% — 103.1%	87.5%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of warrants granted	$0.78	$10.48

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2020

14. OTHER CURRENT LIABILITIES

Other current liabilities at June 30, 2020 and December 31, 2019 consist of:

	June 30,	December 31,
	2020	2019
Accrued payroll and payroll taxes	$1,818,109	$1,237,054
Warrant liability	833,982	9,364
Warranty liability	86,070	80,412
Other accrued expenses	280,183	218,380
	$3,018,344	$1,545,210

15. LEASES

We have operating leases for office space and restaurant locations. Our leases have remaining lease terms of 1 month to 11 years, some of which may include options to extend the leases perpetually, and some of which may include options to terminate the leases within 1 year.

The following table provides a summary of leases by balance sheet category as of June 30, 2020:

June 30, 2020
Operating right-of-use assets	$3,930,609
Operating lease liability - current	471,651
Operating lease liability - non-current	3,505,559

The components of lease expenses for the six months ended June 30, 2020, were as follows:

Six Months Ended
June 30, 2020
Operating lease cost	$452,725
Short-term lease cost	—
Variable lease cost	106,927

The following tables provides a summary of other information related to leases for the six months ended June 30, 2020:

June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$540,561
Right-of-use assets obtained in exchange for new operating lease liabilities	$-
Weighted-average remaining lease term - operating leases	7.8 years
Weighted-average discount rate - operating leases	10%

The Company determined that using a discount rate of 10% is reasonable, as this is consistent with the mortgage rates for commercial properties for the time period commensurate with the terms of the leases.

Maturity of lease liabilities under our non-cancellable operating leases as of June 30, 2020, are as follows:

Payments due by period
2020 (remainder)	$444,385
2021	787,506
2022	776,229
2023	786,645
2024	755,298
Thereafter	2,233,700
Total lease payments	5,783,763
Less interest	(1,806,553)
Present value of lease liabilities	$3,977,210

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2020

16. ADVANCES ON FUTURE RECEIPTS

The Company has received funding as a result of entering into multiple Agreements for the Purchase and Sale of Future Receipts (the “Agreements on Future Receipts”). The Agreements on Future Receipts have been personally guaranteed by the Company’s Chief Executive Officer and in one instance has also been guaranteed by Philou. During the six months ended June 30, 2020, the Company made payments of $20,000 on the outstanding balance. The Company is in default on its payment obligations on these Agreements on Future Receipts.

17. NOTES PAYABLE

Notes Payable at June 30, 2020 and December 31, 2019, are comprised of the following:

	June 30,	December 31,
	2020	2019
Esousa Purchased promissory notes	$2,828,323	$2,828,323
June '20 short-term promissory notes	800,000	—
12% short-term promissory note	585,919	—
Other short-term notes payable	1,537,760	1,050,339
12% May '20 promissory note	354,781	—
Esousa short-term promissory notes	875,000	—
Notes payable to Wells Fargo	197,362	290,560
Note payable to Dept. of Economic and Community Development	212,968	229,096
Paycheck Protection Program Loans	1,162,302	—
SBA Economic Injury Disaster Loan	150,000	—
Short term bank credit	1,484,193	1,622,337
Total notes payable	10,188,608	6,020,655
Less:
Unamortized debt discounts	(804,856)	(29,348)
Unamortized financing cost	—	(3,668)
Total notes payable, net of financing cost	$9,383,752	$5,987,639
Less: current portion	(9,014,567)	(5,505,015)
Notes payable – long-term portion	$369,185	$482,624

Master Exchange Agreement

On February 10, 2020, the Company entered into a master exchange agreement (the “Master Exchange Agreement”) with Esousa Holdings, LLC (“Esousa” or the “Creditor”) which acquired $4,163,481 in principal amount, plus accrued but unpaid interest, of certain promissory notes that had been previously issued by us to Dominion (the “Dominion Short-Term Promissory Note”) and the Canadian Special Opportunity Fund, LP (the “CSOF Short-Term Promissory Note” and with the Dominion Short-Term Promissory Note, the “Esousa Purchased Notes”) in separate transactions. The Creditor also agreed to purchase additional notes up to an additional principal amount, plus accrued but unpaid interest, of $3.5 million (the “Additional Notes” and collectively, with the Esousa Purchased Notes, the “Notes”). Pursuant to the Master Exchange Agreement, the Creditor has the unilateral right to acquire shares of the Company’s common stock (the “Exchange Shares”) in exchange for the Notes.

The first exchange occurred on the date of the Master Exchange Agreement upon which the Creditor may exchange, in whole or in part, the Esousa Purchased Notes for the Exchange Shares (the “Initial Exchange”) and the second exchange (the “Second Exchange” and together with the Initial Exchange, the “Exchange”) shall occur if the Company receives stockholder approval at a special meeting thereof for the Exchange of the Additional Notes for the Company’s common stock, and subsequently, authorization from the NYSE American (together, the “Required Approvals”).

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2020

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

Pursuant to the Master Exchange Agreement, the Company issued warrants to purchase an aggregate of 1,832,597 shares of common stock at an average exercise price equal to $1.43 per share of common stock. The warrants shall be exercisable commencing on the date upon which the Company receives the Required Approvals therefor. In connection therewith, the Company has agreed to file a registration statement to register the sale of the shares of common stock underlying the exercise of the warrants by the Creditor pursuant to the Master Exchange Agreement. In the event that the Creditor does not purchase all of the Additional Notes, the Company shall have the option to acquire a portion of the warrants from the Creditor for an aggregate price of $1.00. Consequently, at June 30, 2020, since the Creditor had not purchased all of the Additional Notes, the option represented the right to acquire 1,562,399 of the warrants from the Creditor. Therefore, only 270,198 options are deemed outstanding at June 30, 2020.

The Company computed the fair value of the 270,198 warrants using the Black-Scholes option pricing model and, as a result of this calculation, recorded a loss on extinguishment in the amount of $232,177 based on the estimated fair value of the warrants. The fair value of the warrants was estimated using the Black-Scholes option-pricing method. The risk-free rate of 1.38% was derived from the U.S. Treasury yield curve, matching the term of the warrants, in effect at the measurement dates. The volatility factor of 86.31% was determined based on historical stock prices of similar technology companies. The Company, however, is prohibited from issuing the shares of common stock issuable upon exercise of the warrants unless stockholder approval of such issuance of securities is obtained as required by applicable NYSE American listing rules. On July 8, 2020, the Company received stockholder approval of such share issuances.

During the six months ended June 30, 2020, the Company issued to the investor an aggregate of 861,580 shares of the Company’s common stock upon the exchange of interest in the amount of $836,845. A loss on extinguishment of $222,232 was recognized on the issuances of common stock based on the fair value of the Company’s common stock at the date of the exchanges.

June '20 short-term promissory notes

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

JUNE 30, 2020

12% short-term promissory note

On February 5, 2020, the Company issued a 12% promissory note in the principal face amount of $585,919. The 12% short-term promissory note was issued pursuant to the February 2020 Exchange Agreement (see Note 19) and was due upon issuance.

12% January '20 short-term promissory note

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

Esousa short-term promissory notes

During the six months ended June 30, 2020, the Company issued to Esousa 12% short-term promissory notes in the aggregate principal amount of $875,000 and five-year warrants to purchase an aggregate of 890,103 shares of common stock at an average exercise price equal to $1.08 per share of common stock. The Esousa 12% short-term promissory notes have a term of three months.

The Company computed the fair value of the warrants using the Black-Scholes option pricing model and, as a result of this calculation, recorded debt discount in the amount of $354,426 based on the estimated fair value of the warrants. During the six months ended June 30, 2020, non-cash interest expense of $310,957 was recorded from the amortization of debt discounts. The fair value of the warrants was estimated using the Black-Scholes option-pricing method. The risk-free rates ranged from 0.34% and 1.11% and were derived from the U.S. Treasury yield curve, matching the term of the warrants, in effect at the measurement dates. The volatility factor was between 86.31% and 94.51% and was determined based on historical stock prices of similar technology companies. The Company was prohibited from issuing the shares of common stock issuable upon exercise of the warrants until stockholder approval of such issuance of securities was obtained as required by applicable NYSE American listing rules. The Company received stockholder approval of such share issuances on July 8, 2020.

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

During April 2020, the Company received loans under the PPP in the principal amount of $715,101 and the Company’s majority owned subsidiary, Microphase, received loans in the principal amount of $467,333. The principal of the loan may be forgiven up to the total cost of payroll, mortgage interest payments, rent and utility payments made during the eight-week period after origination. In addition to meeting the size requirement (500 or fewer employees for most companies), the Company was required to demonstrate that its business had been negatively impacted by COVID-19. The Company expects that the entire amount received under the PPP is eligible for loan forgiveness.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2020

Economic Injury Disaster Loan

On May 27, 2020, the Company received an Economic Injury Disaster Loan in the principal amount of $150,000 with an annual interest rate of 3.75%. The Company shall begin making principal and interest payments of $731 every month beginning on May 27, 2021. All remaining principal and interest is due and payable thirty years from the date of the note.

18. NOTES PAYABLE – RELATED PARTIES

Notes Payable – Related parties at June 30, 2020 and December 31, 2019, are comprised of the following:

	June 30,	December 31,
	2020	2019
Notes payable, related parties	$283,507	$284,317
Less: current portion	(193,222)	(169,153)
Notes payable, related parties – long-term portion	$90,285	$115,164

Microphase is a party to several notes payable agreements with seven of its past officers, employees and their family members. As of June 30, 2020, the aggregate outstanding balance pursuant to these notes payable agreements, inclusive of $39,982 of accrued interest, was $323,489, with annual interest rates ranging between 3.00% and 6.00%.

19. CONVERTIBLE NOTES

Convertible Notes Payable at June 30, 2020 and December 31, 2019, are comprised of the following:

	June 30,	December 31,
	2020	2019
8% Convertible promissory note	$—	$935,772
12% Convertible promissory note	—	815,218
4% Convertible promissory note	660,000	660,000
12% July 2019 convertible promissory note	632,000	632,000
12% November 2019 convertible promissory note	—	350,000
May 2020 convertible promissory note	200,000	—
April 2020 convertible promissory note	100,000	—
Total convertible notes payable	1,592,000	3,392,990
Less:
Unamortized debt discounts	(505,145)	(355,227)
Total convertible notes payable, net of financing cost	$1,086,855	$3,037,763
Less: current portion	(741,550)	(2,732,990)
Convertible notes payable, net of financing cost – long-term portion	$345,305	$304,773

8% Convertible Promissory Note

On November 15, 2019, the Company entered into an exchange agreement with a lender pursuant to which the Company issued to the lender a convertible promissory note in the principal amount of $935,772 with an interest rate of 8% per annum. The 8% convertible promissory note is convertible into shares of the Company’s common stock at conversion price of $1.80. During the six months ended June 30, 2020, the Company issued 529,425 shares of common stock upon the conversion of principal and interest of $952,965. Since the proceeds received by the investor from the sales of common stock were less than the amount of principal and accrued interest, the investor was due a true up payment in the amount of $210,049, which was recognized as additional interest expense.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2020

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

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2020

At the time of issuance of the Ault & Company Convertible Note, the closing price of the Company’s common stock was in excess of the conversion price, resulting in a beneficial conversion feature (“BCF”). The BCF embedded in the Ault & Company Convertible Note is accounted for under ASC No. 470, Debt (“ASC 470”). At issuance, the intrinsic value of the BCF totaled $68,966, based on the difference between the effective conversion price and the fair value of the Company’s common stock at the commitment date of the transaction. The Company was prohibited from issuing the shares of common stock issuable pursuant to the Ault & Company Convertible Note unless stockholder approval of such issuance of securities was obtained as required by applicable NYSE American listing rules. The Company received stockholder approval subsequent to June 30, 2020. This provision resulted in a contingent BCF that shall be recognized during the quarter ended September 30, 2020.

21. COMMITMENTS AND CONTINGENCIES

Derivative Action

On July 31, 2018, Ethan Young and Greg Young (collectively, “Plaintiffs”) filed a stockholder derivative complaint (the “Complaint”) in the United States District Court for the Central District of California (the “Court”) against the Company as the nominal defendant, as well as its current directors and a former director, in action captioned, Ethan Young and Greg Young, Derivatively on Behalf of Nominal Defendant, DPW Holdings, Inc. v. Milton C. Ault, III, Amos Kohn, William B. Horne, Jeff Bentz, Mordechai Rosenberg, Robert O. Smith, and Kristine Ault and DPW Holdings, Inc., as the nominal defendant, (collectively, “Defendants”) Case No. 18-cv-6587 (the “Derivative Action”).

The Complaint alleged violations of state law and breaches of fiduciary duty, unjust enrichment and gross mismanagement by the individual defendants, in connection with various transactions entered into by the Company.

The Defendants moved to dismiss the Complaint, and on February 25, 2019, the Court granted Defendants motion to dismiss, in its entirety, without prejudice, and also granted Plaintiffs leave to amend their Complaint.

On March 11, 2019, Plaintiffs filed an amended complaint asserting violations of breaches of fiduciary duties and unjust enrichment claims based on the previously pled transactions (the “Amended Complaint”).

On March 25, 2019, Defendants filed a motion to dismiss (the “Motion”) the Amended Complaint. On May 21, 2019, the Court granted in part, and denied in part, the Defendants’ Motion. On February 24, 2020, the Company entered into a definitive settlement agreement (the “Settlement Agreement”) with Plaintiffs to settle the claims asserted in the Amended Complaint.

On April 15, 2020, the Court issued an Order (the “Order”) approving a Motion for Preliminary Approval of Settlement in the Derivative Action. On July 16, 2020, the Court issued an Order (the “Final Order”) approving a Motion for Final Approval of Settlement in the Derivative Action filed against DPW as a Nominal Defendant and its directors who served on its board of directors on July 31, 2018 who were not dismissed from the action as a result of the Court’s partial grant of the Motion.

On July 16, 2020, the Court entered a Judgment based upon the Final Order

Under the terms of the Final Order, the Board shall adopt and/or maintain certain resolutions and amendments to the Company’s committee charters and/or bylaws, to ensure adherence to certain corporate governance policies (collectively, the “Reforms”). The Final Order further provides that such Reforms shall remain in effect for a period of no less than five (5) years and shall be subject to any of the following: (a) a determination by a majority of the independent directors that the Reforms are no longer in the best interest of the Company, including, but not limited to, due to circumstances making the Reforms no longer applicable, feasible, or available on commercially reasonable terms, or (b) modifications which the Company reasonably believes are required by applicable law or regulation.

In connection with the Settlement Agreement, the parties have agreed upon a payment of attorneys’ fees in the amount of $600,000, which sum shall be payable by our Director & Officer liability insurance. The Settlement Agreement contains no admission of wrongdoing.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2020

We have always maintained and continue to believe that neither we nor our current or former directors engaged in any wrongdoing or otherwise committed any violation of federal or state securities laws or any other laws or regulations.

Blockchain Mining Supply and Services, Ltd.

On November 28, 2018, Blockchain Mining Supply and Services, Ltd. (“Blockchain Mining”) a vendor who sold computers to our subsidiary, filed a Complaint (the “Complaint”) in the United States District Court for the Southern District of New York against us and our subsidiary, Digital Farms, Inc. (f/k/a Super Crypto Mining, Inc.), in an action captioned Blockchain Mining Supply and Services, Ltd. v. Super Crypto Mining, Inc. and DPW Holdings, Inc., Case No. 18-cv-11099.

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

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2020

On July 24, 2020, Plaintiffs filed their opposition papers to our joint motion to dismiss.

The return date for the motion to dismiss is presently set for August 25, 2020.

Based on our assessment of the facts underlying the above claims, the uncertainty of litigation, and the preliminary stage of the case, we cannot reasonably estimate the potential loss or range of loss that may result from this action. An unfavorable outcome may have a material adverse effect on our business, financial condition and results of operations.

Subpoena

The Company received a subpoena from the SEC for the voluntary production of documents. The Company is fully cooperating with this non-public, fact-finding inquiry and Management believe that the Company has operated its business in compliance with all applicable laws. The subpoena expressly provides that the inquiry is not to be construed as an indication by the Commission or its staff that any violations of the federal securities laws have occurred, nor should it be considered a reflection upon any person, entity or security. However, there can be no assurance as to the outcome of this matter.

Other Litigation Matters

Several non-trade creditors of the Company commenced litigation against the Company for payment of approximately $4.2 million of debt obligations not paid according to contractual terms. The Company has since repaid approximately $3.6 million of such debt obligations and entered into settlement agreements for the remaining amount of approximately $600,000 which are included within future receipts obligations in the accompanying consolidated balance sheet at June 30, 2020. The Company also recorded approximately $400,000 of trade liabilities for a judgment settled in favor of a trade creditor as of June 30, 2020 and is currently a defendant in several other claims made by trade creditors in which the maximum loss exposure is currently estimated to be approximately $800,000.  The outcome of any matters relating to unresolved trade credit obligations cannot be predicted at this time.

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

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2020

22. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 25,000,000 shares of Preferred Stock $0.001 par value. The Board has designated 1,000,000 shares as Series A Convertible Preferred Stock (the “Series A Preferred Stock”), 500,000 shares as Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and 2,500 shares as Series C Convertible Redeemable Preferred Stock (the “Series C Preferred Stock”). The rights, preferences, privileges and restrictions on the remaining authorized 23,497,500 shares of Preferred Stock have not been determined. The Board is authorized to designate a new series of preferred shares and determine the number of shares, as well as the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred shares. As of June 30, 2020, there were 7,040 shares of Series A Preferred Stock, 125,000 shares of Series B Preferred Stock and no other shares of Preferred Stock issued or outstanding.

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

During the quarter ended June 30, 2020, the Company issued 140,624 shares of its common stock in satisfaction of accrued liabilities of $155,547.

Issuance of common stock for conversion of debt

During the six months ended June 30, 2020, principal and accrued interest of $1,580,772 and $885,622, respectively, on the Company’s debt securities was satisfied through the issuance of 1,914,936 shares of the Company’s common stock. The Company recognized a loss on extinguishment of $222,232 as a result of these issuances.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2020

23. RELATED PARTY TRANSACTIONS

a.	The Company and AVLP entered into a Loan and Security Agreement (“AVLP Loan Agreement”) with an effective date of August 21, 2017, pursuant to which the Company will provide AVLP a non-revolving credit facility of up to $10,000,000 for a period ending on August 21, 2021, subject to the terms and conditions stated in the Loan Agreement, including that the Company having available funds to grant such credit. At June 30, 2020, the Company has provided loans to AVLP in the principal amount $9,802,686 and, in addition to the 12% convertible promissory notes, AVLP has issued to the Company warrants to purchase 19,605,372 shares of AVLP common stock. Under the terms of the AVLP Loan Agreement, any notes issued by AVLP are secured by the assets of AVLP. As of June 30, 2020, the Company recorded contractual interest receivable attributed to the AVLP Loan Agreement of $2,025,475 and a provision for loan losses of $5,088,927.

During the six months ended June 30, 2020 and the year ended December 31, 2019, the Company also acquired in the open market 5,000 shares of AVLP common stock for $1,274 and 91,000 shares of AVLP common stock for $53,032, respectively. At June 30, 2020, the Company’s investment in AVLP common stock had an unrealized loss of $577,975.

Philou is AVLP’s controlling shareholder. Mr. Ault is Chairman of AVLP’s Board of Directors and the Chairman of the Board. Mr. William B. Horne is the Chief Financial Officer and a director of AVLP and the Company.

In March 2017, the Company was awarded a $50 million purchase order by MTIX to manufacture, install and service the Multiplex Laser Surface Enhancement (“MLSE”) plasma-laser systems. On April 12, 2019, the Company received payment of $2,676,219 for manufacturing services performed during the year ended December 31, 2018 on the first MLSE system. At June 30, 2020, the Company had recorded a receivable from MTIX of $1,238,856.

b.	During the six months ended June 30, 2020, the Company recognized an unrealized gain of $5,377 resulting from its investment in Alzamend common stock.

c.	During the six months ended June 30, 2020, Ault & Company, Inc. (“Ault & Company”) has provided $505,829 in short-term advances, net of repayments. Ault and Company is the Manager of Philou which presently owns 125,000 shares of the Company’s Series B Preferred Stock. Mr. Ault and Mr. Horne serve as the Chief Executive Officer and Chief Financial Officer, respectively, of Ault & Company.

d.	On December 22, 2019, the Company entered into a securities purchase agreement with Ault & Company. Pursuant to the terms of the agreement, Ault & Company purchased an aggregate of 660,667 shares of the Company’s common stock for a total purchase price of $739,948, at a purchase price per share of $1.12, subject to the approval of the NYSE American. The NYSE American approved the purchase on January 15, 2020.

e.	On February 5, 2020, the Company issued an 8% convertible promissory note in the principal amount of $1,000,000 and a maturity date of August 5, 2020 to Ault & Company (see Note 20).

f.	Ault & Company guaranteed the prompt and complete payment and performance of the Dominion Short-Term Promissory Note, which was purchased by Esousa, with a principal face amount of $2,900,000.

g.	Milton C. Ault, III, the Company’s Chairman and Chief Executive Officer and MCKEA guaranteed the Company’s obligation to repay the 12% January ’20 short-term promissory note in the principal amount of $235,796. MCKEA is the majority member of Philou and Kristine L. Ault, a former director and the wife of Mr. Ault III, is the manager and owner of MCKEA.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2020

24. SEGMENT, CUSTOMERS AND GEOGRAPHICAL INFORMATION

The Company has three reportable segments; see Note 1 for a brief description of the Company’s business.

The following data presents the revenues, expenditures and other operating data of the Company’s operating segments and presented in accordance with ASC No. 280.

	Three Months ended June 30, 2020
	GWW	Coolisys	DP Lending	Total
Revenue	$4,189,135	$1,245,601	$—	$5,434,736
Revenue, lending activities	—	—	($33,756)	(33,756)
Total revenues	$4,189,135	$1,245,601	$(33,756)	$5,400,980
Depreciation and
amortization expense	$157,742	$10,629	$—	$168,371
Loss from operations	$88,255	$64,491	$(45,703)	$108,994
Capital expenditures for
segment assets, as of
June 30, 2020	$25,611	$887	$7 638	$34,136
Identifiable assets as of
June 30, 2020	$21,386,419	$17,543,671	$1,564,065	$40,494,155

	Three Months ended June 30, 2019
	GWW	Coolisys	DP Lending	Total
Revenue	$3,256,394	$1,284,804	$—	$4,541,198
Revenue, cryptocurrency
mining	—	256,116	—	256,116
Revenue, lending activities	—	—	189,621	189,621
Total revenues	$3,256,394	$1,540,920	$189,621	$4,986,935
Depreciation and
amortization expense	$187,604	$746,267	$—	$933,871
Loss from operations	$(235,178)	$(1,035,212)	$(34,005)	$(1,304,395)
Capital expenditures for
segment assets, as of
June 30, 2019	$77,229	$6,771	$—	$84,000
Identifiable assets as of
June 30, 2019	$19,440,320	$28,079,982	$2,983,046	$50,503,348

	Six Months ended June 30, 2020
	GWW	Coolisys	DP Lending	Total
Revenue	$8,576,582	$2,427,436	$—	$11,004,018
Revenue, lending activities	—	—	$2,396	2,396
Total revenues	$8,576,582	$2,427,436	$2,396	$11,006,414
Depreciation and
amortization expense	$307,756	$118,847	$—	$426,603
Loss from operations	$184,011	$(154,053)	$(81,416)	$(51,458)
Capital expenditures for
segment assets, as of
June 30, 2020	$164,283	$1,556	$24,278	$190,117
Identifiable assets as of
June 30, 2020	$21,386,419	$17,543,671	$1,564,065	$40,494,155

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2020

	Six Months ended June 30, 2019
	GWW	Coolisys	DP Lending	Total
Revenue	$7,399,052	$2,693,797	$—	$10,092,849
Revenue, cryptocurrency
mining	—	284,920	—	284,920
Revenue, lending activities	—	—	374,710	374,710
Total revenues	$7,399,052	$2,978,717	$374,710	$10,752,479
Depreciation and
amortization expense	$402,385	$1,492,924	$—	$1,895,309
Loss from operations	$(518,084)	$(2,138,213)	$41,290	$(2,615,007)
Capital expenditures for
segment assets, as of
June 30, 2019	$77,229	$16,377	$—	$93,606
Identifiable assets as of
June 30, 2019	$19,440,320	$28,079,982	$2,983,046	$50,503,348

Concentration Risk:

The following tables provide the percentage of total revenues for the three and six months ended June 30, 2020 and 2019 attributable to a single customer from which 10% or more of total revenues are derived.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020		June 30, 2020

	Total Revenues	Percentage of	Total Revenues	Percentage of
	by Major	Total Company	by Major	Total Company
	Customers	Revenues	Customers	Revenues
Customer A	$1,427,134	26%	$3,281,429	30%

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019		June 30, 2019

	Total Revenues	Percentage of	Total Revenues	Percentage of
	by Major	Total Company	by Major	Total Company
	Customers	Revenues	Customers	Revenues
Customer A	$1,429,455	29%	$2,845,541	26%

Revenue from Customer A is attributable to Enertec. Further, at June 30, 2020, MTIX represented all the Company’s accounts and other receivable, related party.

25. SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2020, and thru the date of this report being issued and has determined that it does not have any material subsequent events to disclose in these financial statements except for the following.

Esousa short-term promissory notes

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

JUNE 30, 2020

On July 24, 2020, the Company issued to Esousa a 12% short-term promissory note in the aggregate principal amount of $1,125,000. The note has a term of two weeks.

August '20 short-term promissory notes

On August 5, 2020, the Company issued to Esousa a secured 13% short-term promissory note in the aggregate principal amount of $2,000,000 and eighteen month warrants to purchase an aggregate of 729,927 shares of the Company’s common stock at an exercise price of $3.01 per share of common stock. These notes have a term of three months. The Warrants are immediately exercisable once the Company obtains approval thereof by the NYSE American. The Warrants may be exercised via cashless exercise at the option of the Investor. These warrants to purchase common stock do not qualify to be treated as equity, and accordingly, shall be recorded as a liability. The Company is required to present these instruments at fair value at each reporting date and any changes in fair values shall be recorded as an adjustment to earnings.

Issuances of Common Stock for exchange of Debt

Between July 2020 and August 5, 2020 the Company issued to Esousa 4,910,000 shares of the Company’s common stock pursuant to the terms of the Master Exchange Agreement.

Issuances of Common Stock for Services

During August 2020, the Company issued 37,500 shares of its common stock as payment for services to its consultants. The shares were valued at $100,965, an average of $2.69 per share.

Failure to Satisfy a Continued Listing Rule

On July 24, 2020, the Company was notified by the NYSE American (the “Exchange”) that the Company has failed to comply with Section 1003(a)(ii) and (iii) of the Exchange’s Company Guide (the “Listing Standards”), which require that the Company maintain stockholders’ equity of no less than $6,000,000 because the Company has reported losses from continuing operations and/or net losses in five of its most recent fiscal years ended December 31, 2019. The Company had disclosed in its Form 10-Q filed for the fiscal period ended March 31, 2020 that its stockholders’ equity was approximately $2.5 million. Under the applicable NYSE American listing rules, the Company must by August 23, 2020 submit a compliance plan that demonstrates how it intends to regain compliance with the Listing Standards within 18 months of the receipt of the notice, or January 24, 2022.

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

On February 10, 2020, we entered into a Master Exchange Agreement (the “Master Exchange Agreement”) with Esousa Holdings, LLC (“Esousa” or the “Creditor”) that acquired approximately $4.2 million dollars in principal amount, plus accrued but unpaid interest, of certain promissory notes that had been previously issued by us to Dominion Capital, LLC, a Connecticut limited liability company (the “Dominion Note”) and the Canadian Special Opportunity Fund, LP (the “CSOF Note” and with the Dominion Note, the “Esousa Purchased Notes”) in separate transactions. The Creditor also agreed to purchase additional notes up to an additional principal amount, plus accrued but unpaid interest, of $3.5 million (the “Additional Notes” and collectively, with the Esousa Purchased Notes, the “Notes”). Pursuant to the Exchange Agreement, the Creditor has the unilateral right to acquire shares of the Company’s common stock (the “Exchange Shares”) in exchange for the Notes, which Notes evidence an aggregate of up to approximately $7.7 million of indebtedness of the Company. In aggregate, we have issued to Esousa a total of 5,771,580 Exchange Shares.

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

On April 15, 2020, the Court issued an Order (the “Order”) approving a Motion for Preliminary Approval of Settlement in the Derivative Action. On July 16, 2020, the Court issued an Order (the “Final Order”) approving a Motion for Final Approval of Settlement in the Derivative Action filed against DPW as a Nominal Defendant and its directors who served on its board of directors on July 31, 2018 who were not dismissed from the action at an earlier stage.

On July 16, 2020, the Court entered a Judgment based upon the Final Order.

Under the terms of the Final Order, the Board shall adopt and/or maintain resolutions and amendments to committee charters and/or the Company’s bylaws to ensure adherence to certain corporate governance policies (collectively, the “Reforms”), which shall remain in effect for no less than five (5) years, subject to any of the following: (a) a determination by a majority of the independent directors that the Reforms are no longer in the best interest of the Company, including, but not limited to, due to circumstances making the Reform no longer applicable, feasible, or available on commercially reasonable terms, or (b) modifications which the Company reasonably believes are required by applicable law or regulation.

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

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic which continues to spread throughout the United States and the World.  The Company is monitoring the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread, and its impact on operations, financial position, cash flows, inventory, supply chains, customer purchasing trends, customer payments, and the industry in general, in addition to the impact on its employees. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company's operations and liquidity is uncertain as of the date of this report.

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

Our operations are located in Alameda County, CA, Orange County, CA, Fairfield County, CT, the United Kingdom, Israel and members of our senior management work in Seattle, WA and New York, NY. The Company has been following the recommendations of local health authorities to minimize exposure risk for its employees, including the temporary closures of its offices and having employees work remotely to the extent possible, which has to an extent adversely affected their efficiency.

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

Results of Operations

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

The following table summarizes the results of our operations for the three months ended June 30, 2020 and 2019.

	For the Three Months Ended
	June 30,
	2020	2019

Revenue	$5,434,736	$4,541,198
Revenue, cryptocurrency mining	—	256,116
Revenue, lending activities	(33,756)	189,621
Total revenue	5,400,980	4,986,935
Cost of revenue	3,495,574	4,267,194
Gross profit	1,905,406	719,741
Total operating expenses	2,675,026	4,359,812
Loss from continuing operations	(769,620)	(3,640,071)
Interest income	35,936	911,537
Interest expense	(962,714)	(532,255)
Change in fair value of marketable equity securities	336,781	272,689
Loss on extinguishment of debt	(11,620)	—
Loss on issuance of warrants	—	(1,763,481)
Change in fair value of warrant liability	(10,184)	946,825
Loss from continuing operations before income taxes	(1,381,421)	(3,804,756)
Income tax benefit	5,888	73,976
Net loss from continuing operations	(1,375,533)	(3,730,780)
Net loss from discontinued operations, net of taxes	—	(328,117)
Net loss attributable to DPW Holdings	(1,375,533)	(4,058,897)
Preferred dividends	(2,934)	(5,284)
Net loss available to common stockholders	$(1,378,467)	$(4,064,181)
Comprehensive loss
Loss available to common stockholders	$(1,378,467)	$(4,064,181)
Other comprehensive income (loss)
Foreign currency translation adjustment	97,200	162,648
Net unrealized loss on derivative securities of related party	760,881	375,499
Other comprehensive loss	858,081	538,147
Total comprehensive loss	$(520,386)	$(3,526,034)

Revenues

Our revenues increased by $414,045, or 8.3%, to $5,400,980 for the three months ended June 30, 2020, from $4,986,935 for the three months ended June 30, 2019. The increase from the three months ended June 30, 2019, was caused by an increase in revenue from customized solutions for the military markets as we continue to experience the benefit of capital that was allocated to our defense business during the second half of 2019. The increase in revenue from the military markets was partially offset by a decrease in revenue from our commercial lending segment, attributed to a reduction in our loan portfolio and our decision to cease operations at our cryptocurrency mining operations.

Revenues, cryptocurrency mining

In January 2018, we formed Digital Farms, Inc. (“Digital Farms”), then known as Super Crypto Mining, Inc. Digital Farms was established to operate our cryptocurrency business, which was pursuing a variety of digital currencies. During the first quarter of 2020, due to deteriorating business conditions in the cryptocurrency mining sector, we ceased operations at Digital Farms. The market prices of digital currencies have declined since the formation of Digital Farms which, due to power cost considerations, negatively affected the number of active miners we operated. These factors, coupled with a significant increase in the difficulty of mining blocks of cryptocurrency, led to our decision to cease cryptocurrency mining operations. As a result, we did not generate any revenues from our cryptocurrency operations during the three months ended June 30, 2020.

Gross Margins

Gross margins increased to 35.3% for the three months ended June 30, 2020 compared to 14.4% for the three months ended June 30, 2019. The Company’s gross margins have typically ranged between 33% and 37%, with slight variations depending on the overall composition of our revenue.

Our gross margins of 14.4% recognized during the three months ended June 30, 2019, were impacted by the negative margins at Digital Farms. Excluding the effects of Digital Farms, our adjusted gross margins for the three months ended June 30, 2019, would have been 28.9%, slightly less than our historical average as a result of lower revenues in our defense business to allocate manufacturing overhead during the quarter ended June 30, 2019

Engineering and Product Development

Engineering and product development expenses decreased by $9,109 to $462,159 for the three months ended June 30, 2020, from $471,268 for the three months ended June 30, 2019. The decrease in engineering and product development expenses is due to various costs, none of which are significant individually.

Selling and Marketing

Selling and marketing expenses were $294,974 for the three months ended June 30, 2020, compared to $382,184 for the three months ended June 30, 2019, a decrease of $87,210. This decrease was the result of decreases in personnel costs directly attributed to a reduction in sales and marketing personnel primarily at Coolisys, which designs, develops, manufactures and sells customized and flexible power system solutions for the commercial markets.

General and Administrative

General and administrative expenses were $2,917,999 for the three months ended June 30, 2020, compared to $3,510,839 for the three months ended June 30, 2019, a decrease of $592,840. General and administrative expenses decreased from the comparative prior period, mainly due to lower stock compensation expense and cost reductions at Coolisys.

Provision for Credit Losses

Loans are generally carried at the amount of unpaid principal, adjusted for unearned loan fees and original issue discount, which are amortized over the term of the loan using the effective interest rate method. Interest on loans is accrued based on the principal amounts outstanding. During the year ended December 31, 2019 we determined that our investment in the convertible promissory notes of AVLP were impaired. During the three months ended June 30, 2020, we determined that the fair value of the convertible promissory notes in AVLP was approximately $6,739,234, resulting in a decrease in our provision for credit loss of $1,000,000.

Loss from Continuing Operations

The Company recorded a loss from continuing operations of $769,620 for the three months ended June 30, 2020, compared to an operating loss of $3,640,071 for the three months ended June 30, 2019. The decrease in operating loss is mostly attributable to an increase in our gross margins and the decrease in general and administrative expenses.

Interest Income

Interest income was $35,936 for the three months ended June 30, 2020 compared to $911,537 for the three months ended June 30, 2019. The decrease in interest income for the three months ended June 30, 2020 is related to a decrease in interest income pursuant to the Loan and Security Agreement entered into on September 6, 2017, with AVLP, a related party. Due to the impaired status of the loan, no interest was recognized during the three months ended June 30, 2020.

Interest Expense

Interest expense was $962,714 for the three months ended June 30, 2020 compared to $532,255 for the three months ended June 30, 2019. The increase in interest expense for the three months ended June 30, 2020 is primarily related to an overall increase in our level of borrowings.

Loss on issuance of warrants

On March 29, 2019, we entered into an underwriting agreement (the “Offering”) pursuant to which on April 2, 2019, we sold 71,388 shares of our common stock, warrants to purchase 388,888 shares of our common stock and pre-funded warrants to purchase 317,500 shares of our common stock. We received net proceeds from the Offering of $6,204,717, after deducting underwriting discounts and commissions and offering expenses. We recognized a loss on issuance of warrants of $1,763,481 for the three months ended June 30, 2019, based upon the fair value of the warrants issued in our Offering in excess of the proceeds received from the Offering.

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

Net Loss from Discontinued Operations

During the first quarter of 2020, the permanent closing of the restaurant operations at I. AM, which owned and operated the Prep Kitchen brand restaurants located in the San Diego area, met the criteria for presentation as discontinued operations. As a result of the permanent closing of the restaurants, we did not incur any additional costs during the three months ended June 30, 2020.

Net Loss

For the foregoing reasons, our net loss for the three months ended June 30, 2020, was $1,375,533 compared to a net loss of $4,058,897 for the three months ended June 30, 2019. After taking into consideration preferred dividends of $2,934 and $5,284, respectively, the net loss available to common shareholders during the three months ended June 30, 2020 and 2019, was $1,378,467 and $4,064,181, respectively.

During the three months ended June 30, 2020 and 2019, our reported net loss included non-cash charges of $440,703 and $1648,435, respectively. A summary of these non-cash charges is as follows:

	For the Three Months Ended
	June 30,
	2020	2019
Interest expense – debt discount	$230,458	$185,544
Stock-based compensation	20,178	370,995
Depreciation and amortization	168,371	933,871
Accretion of original issue discount on notes receivable – related party	7,500	(650,113)
Accretion of original issue discount on notes receivable	(399)	(8,518)
Fair value in excess of proceeds upon issuance of warrants	—	1,763,481
Change in fair value of warrant liability	14,595	(946,825)
Non-cash items included in net loss	$440,703	$1,648,435

Other comprehensive income (loss)

Other comprehensive income was $858,081 and $538,147, respectively, for the three months ended June 30, 2020 and 2019. Other comprehensive income for the three months ended June 30, 2020, which increased our equity, was primarily due to unrealized gains in the warrant derivative securities that we received as a result of our investment in Avalanche International, Corp., or AVLP, a related party, and from fluctuations in exchange rates between the U.S. dollar and the Israeli Shekel. During the three months ended June 30, 2019, unrealized losses in the warrant derivative securities of AVLP was the primary component of other comprehensive income.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

The following table summarizes the results of our operations for the six months ended June 30, 2020 and 2019.

	For the Six Months Ended
	June 30,
	2020	2019

Revenue	$11,004,018	$10,092,849
Revenue, cryptocurrency mining	—	284,920
Revenue, lending activities	2,396	374,710
Total revenue	11,006,414	10,752,479
Cost of revenue	7,349,009	9,093,024
Gross profit	3,657,405	1,659,455
Total operating expenses	7,356,809	9,733,927
Loss from continuing operations	(3,699,404)	(8,074,472)
Interest income	36,256	1,748,464
Interest expense	(2,048,877)	(2,631,007)
Change in fair value of marketable equity securities	(28,578)	156,647
Loss on extinguishment of debt	(474,754)	(807,784)
Loss on issuance of warrants	—	(1,763,481)
Change in fair value of warrant liability	(5,773)	946,825
Loss from continuing operations before income taxes	(6,221,130)	(10,424,808)
Income tax benefit	11,793	88,144
Net loss from continuing operations	(6,209,337)	(10,336,664)
Net loss from discontinued operations, net of taxes	(1,697,744)	(433,259)
Net loss	(7,907,081)	(10,769,923)
Less: Net loss attributable to non-controlling interest	—	32,416
Net loss attributable to DPW Holdings	(7,907,081)	(10,737,507)
Preferred dividends	(7,394)	(7,153)
Net loss available to common stockholders	$(7,914,475)	$(10,744,660)
Comprehensive loss
Loss available to common stockholders	$(7,914,475)	$(10,744,660)
Other comprehensive income (loss)
Foreign currency translation adjustment	(51,407)	192,505
Net unrealized loss on derivative securities of related party	(481,213)	(361,181)
Other comprehensive income (loss)	(532,620)	(168,676)
Total comprehensive loss	$(8,447,095)	$(10,913,336)

Revenues

Our revenues increased by $253,935, or 2.4%, to $11,006,414 for the six months ended June 30, 2020, from $10,752,479 for the six months ended June 30, 2019. The increase from the six months ended June 30, 2019, was caused by an increase in revenue from customized solutions for the military markets as we continue to experience the benefit of capital that was allocated to our defense business during the second half of 2019. The increase in revenue from the military markets was partially offset by a decrease in revenue from our commercial lending segment, attributed to a reduction in our loan portfolio and our decision to cease operations at our cryptocurrency mining operations.

Revenues, cryptocurrency mining

During the six months ended June 30, 2020, we ceased operations at Digital Farms. As a result, we did not generate any revenues from our cryptocurrency operations during the six months ended June 30, 2020.

Gross Margins

Gross margins increased to 33.2% for the six months ended June 30, 2020 compared to 15.4% for the six months ended June 30, 2019. Our gross margins during the six months ended June 30, 2020 were affected by the negative margins on no revenues at Digital Farms. Excluding the effects of Digital Farms, then our adjusted gross margins for the three months ended June 30, 2020 would have been 34.1%, within our historical range of 33% and 37%.

Our gross margins of 15.4% recognized during the six months ended June 30, 2019, was also impacted by the negative margins at Digital Farms. Excluding the effects of Digital Farms, our adjusted gross margins for the three months ended June 30, 2019, would have been 28.9%, slightly less than our historical average as a result of lower revenues in our defense business to allocate manufacturing overhead during the six months ended June 30, 2019.

Engineering and Product Development

Engineering and product development expenses decreased by $24,161 to $902,785 for the six months ended June 30, 2020, from $926,649 for the six months ended June 30, 2019. The decrease in engineering and product development expenses is due to various costs, none of which are significant individually.

Selling and Marketing

Selling and marketing expenses were $633,137 for the six months ended June 30, 2020, compared to $799,806 for the six months ended June 30, 2019, a decrease of $166,669. This decrease was the result of decreases in personnel costs directly attributed to a reduction in sales and marketing personnel primarily at Coolisys.

General and Administrative

General and administrative expenses were $5,820,901 for the six months ended June 30, 2020, compared to $8,013,157 for the six months ended June 30, 2019, a decrease of $2,192,256. General and administrative expenses decreased from the comparative prior period, mainly due to lower stock compensation expense, other third party fees and travel related costs, which represented a significant decrease during the six months ended June 30, 2020 because of travel restrictions from COVID-19.

Loss from Continuing Operations

The Company recorded a loss from continuing operations of $3,699,404 for the six months ended June 30, 2020, compared to an operating loss of $8,074,472 for the six months ended June 30, 2019. The decrease in operating loss is mostly attributable to an increase in our gross margins and the decrease in general and administrative expenses.

Interest Income

Interest income was $36,256 for the six months ended June 30, 2020 compared to $1,748,464 for the six months ended June 30, 2019. The decrease in interest income for the six months ended June 30, 2020 is related to a decrease in interest income pursuant to the Loan and Security Agreement entered into on September 6, 2017, with AVLP, a related party. Due to the impaired status of the loan, no interest was recognized during the six months ended June 30, 2020.

Interest Expense

Interest expense was $2,048,877 for the six months ended June 30, 2020 compared to $2,631,007 for the six months ended June 30, 2019. The decrease in interest expense for the six months ended June 30, 2020 is primarily related to a reduction of amortization of debt discount resulting from original issue discount from the issuance of warrants in conjunction with the sale of debt instruments. During the six months ended June 30, 2020 and 2019, as a result of these issuances, non-cash interest expense of $1,129,711 and $1,676,609, respectively, was recorded from the amortization of debt discount and debt financing costs.

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

Net Loss from Discontinued Operations

During the first quarter of 2020, the permanent closing of the restaurant operations at I. AM met the criteria for presentation as discontinued operations. We determined that the assets of I. AM, primarily consisting of restaurant equipment and right-of-use assets related to I. AM’s operating leases, were impaired in the amount of $1,525,316. These impairment charges represented the majority of our net loss from discontinued operations of $1,697,744 during the six months ended June 30, 2020. The remaining increase in our net loss from discontinued operations is attributed to an overall decline in revenues at the restaurants and general inefficiencies during the final months of operations.

Net Loss

For the foregoing reasons, our net loss for the six months ended June 30, 2020, was $7,907,081 compared to a net loss of $10,769,923 for the six months ended June 30, 2019. After taking into consideration the loss attributable to the non-controlling interest of the minority shareholders of Microphase during the six months ended June 30, 2020 and 2019, of nil and $32,416, respectively, and preferred dividends of $7,394 and $7,153, respectively, the net loss available to common shareholders during the six months ended June 30, 2020 and 2019, was $7,914,475 and $10,744,660, respectively.

During the six months ended June 30, 2020 and 2019, our reported net loss included non-cash charges of $3,023,387 and $4,060,412, respectively. A summary of these non-cash charges is as follows:

	For the Six Months Ended
	June 30,
	2020	2019
Interest expense – debt discount	$907,480	$1,676,609
Stock-based compensation	142,941	992,283
Depreciation and amortization	426,603	1,895,309
Impairment of property and equipment	1,525,316	—
Accretion of original issue discount on notes receivable – related party	15,000	(1,262,422)
Accretion of original issue discount on notes receivable	(4,137)	(58,023)
Fair value in excess of proceeds upon issuance of warrants	—	1,763,481
Change in fair value of warrant liability	10,184	(946,825)
Non-cash items included in net loss	$3,023,387	$4,060,412

Other comprehensive income (loss)

Other comprehensive loss was $532,620 and $168,676, respectively, for the six months ended June 30, 2020 and 2019. Other comprehensive loss for the six months ended June 30, 2020, which decreased our equity, was primarily due to unrealized losses in the warrant derivative securities that we received as a result of our investment in Avalanche International, Corp., or AVLP, a related party, and from fluctuations in exchange rates between the U.S. dollar and the Israeli Shekel. During the six months ended June 30, 2019, unrealized losses in the warrant derivative securities of AVLP was the primary component of other comprehensive loss.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2020, we had cash and cash equivalents of $1,691,289. This compares with cash and cash equivalents of $483,383 at December 31, 2019. The increase in cash and cash equivalents was primarily due to cash provided by financing activities with the remaining variance attributed to fluctuations in exchange rates between the U.S. dollar and the Israeli Shekel.

Net cash used in operating activities totaled $2,257,804 for the six months ended June 30, 2020, compared to $4,669,720 for the six months ended June 30, 2019. During the six months ended June 30, 2020, the decrease in net cash used in operating activities compared to the six months ended June 30, 2019, was mainly due to several non-cash charges, a decrease in amortization of debt discount of $769,129, stock-based compensation of $849,342, and depreciation and amortization of $1,468,706. Additionally, we experienced significant variations in changes in operating assets and liabilities. The most significant change was a decrease in cash provided from payments on accounts receivable, related party. During April 2019, we received a payment $2,676,219 and no payments were received during the six months ended June 30, 2020.

Net cash used in investing activities was $151,770 for the six months ended June 30, 2020, compared to $1,607,194 for the six months ended June 30, 2019. The decrease of the net usage of cash from investing activities was primarily attributed to a decrease in related party investments.

Net cash provided by financing activities was $3,608,626 and $6,472,295 for the six months ended June 30, 2020 and 2019, respectively. Financing activities during the six months ended June 30, 2020, primarily related to proceeds from notes payable and short-term advances, related party. During the six months ended June 30, 2019, the financing activities primarily related to the sale of shares of common stock through our at-the-market offering, net proceeds from our debt financings and from advances on future receipts.

Historically, we have financed our operations principally through issuances of convertible debt, promissory notes and equity securities. During 2020, as reflected below, we continued to successfully obtain additional equity and debt financing and in restructuring existing debt.

•	On February 10, 2020, we entered into a Master Exchange Agreement with Esousa, which acquired approximately $4.2 million dollars in principal amount, plus accrued but unpaid interest, of certain promissory notes that had been previously issued by the Company. Esousa also agreed to purchase additional notes up to an additional principal amount, plus accrued but unpaid interest, of $3.5 million (collectively, the “Notes”). Pursuant to the Master Exchange Agreement, Esousa has the unilateral right to acquire shares of the Company’s common stock in exchange for the Notes. We anticipate that Esousa will in the second exchange acquire an additional $3.5 million of certain promissory notes and that this will be completed during the quarter ended September 30, 2020.

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

A material weakness is a control deficiency or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

On March 25, 2019, we filed a motion to dismiss (the “Motion”) the Amended Complaint. On May 21, 2019, the Court granted in part, and denied in part, our Motion. On February 24, 2020, the Company entered into a definitive settlement agreement (the “Settlement Agreement”) with Plaintiffs to settle the claims asserted in the Amended Complaint.

On April 15, 2020, the Court issued an Order (the “Order”) approving a Motion for Preliminary Approval of Settlement in the Derivative Action. On July 16, 2020, the Court issued an Order (the “Final Order”) approving a Motion for Final Approval of Settlement in the Derivative Action filed against DPW as a Nominal Defendant and its directors who served on its board of directors on July 31, 2018 who were not dismissed from the action as a result of the Court’s partial grant of the Motion.

On July 16, 2020, the Court entered a Judgment based upon the Final Order.

Under the terms of the Final Order, the Board shall adopt and/or maintain certain resolutions and amendments to the Company’s committee charters and/or bylaws, to ensure adherence to certain corporate governance policies (collectively, the “Reforms”). The Final Order further provides that such Reforms shall remain in effect for a period of no less than five (5) years and shall be subject to any of the following: (a) a determination by a majority of the independent directors that the Reforms are no longer in the best interest of the Company, including, but not limited to, due to circumstances making the Reforms no longer applicable, feasible, or available on commercially reasonable terms, or (b) modifications which the Company reasonably believes are required by applicable law or regulation.

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

Blockchain Mining Supply and Services, Ltd.

On November 28, 2018, Blockchain Mining Supply and Services, Ltd. (“Blockchain Mining”) a vendor who sold computers to our subsidiary, filed a Complaint (the “Complaint”) in the United States District Court for the Southern District of New York against us and our subsidiary, Digital Farms, Inc. (f/k/a Super Crypto Mining, Inc.), in an action captioned Blockchain Mining Supply and Services, Ltd. v. Super Crypto Mining, Inc. and DPW Holdings, Inc., Case No. 18-cv-11099.

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

On July 24, 2020, Plaintiffs filed their opposition papers to our joint motion to dismiss.

The return date for the motion to dismiss is presently set for August 25, 2020.

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

Other Litigation Matters

Several non-trade creditors of the Company commenced litigation against the Company for payment of approximately $4.2 million of debt obligations not paid according to contractual terms. The Company has since repaid approximately $3.6 million of such debt obligations and entered into settlement agreements for the remaining amount of approximately $600,000 which are included within future receipts obligations in the accompanying consolidated balance sheet at June 30, 2020. The Company also recorded approximately $400,000 of trade liabilities for a judgment settled in favor of a trade creditor as of June 30, 2020 and is currently a defendant in several other claims made by trade creditors in which the maximum loss exposure is currently estimated to be approximately $800,000.  The outcome of any matters relating to unresolved trade credit obligations cannot be predicted at this time.

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

On March 4, 2020, pursuant to the terms of the securities purchase agreement for the sale of the Dominion short-term promissory note, the Company issued to Dominion 12,500 shares of its common stock.

During the quarter ended June 30, 2020, the Company issued 140,624 shares of its common stock in satisfaction of accrued liabilities of $155,547.

During the six months ended June 30, 2020, principal and accrued interest of $1,580,772 and $885,622, respectively, on the Company’s debt securities was satisfied through the issuance of 1,914,936 shares of the Company’s common stock. The Company recognized a loss on extinguishment of $222,232 as a result of these issuances.

The foregoing issuances were exempt from registration upon reliance of Section 4(a)(2).

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

Dated:  August 19, 2020

DPW HOLDINGS, INC.

By:	/s/ Milton C. Ault, III
Milton C. Ault, III
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ William B. Horne
William B. Horne
Chief Financial Officer
(Principal Accounting Officer)

