Form 10-Q
period 2020-09-30
DPW Holdings, Inc.
filed 2020-11-18
CIK 896493

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

At November 13, 2020 the registrant had outstanding 16,517,437 shares of common stock.

DPW HOLDINGS, INC.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2020 (Unaudited) and December 31, 2019 (Audited)	F-1 – F-2

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2020 and 2019 (Unaudited)	F-3

	Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and nine months ended September 30, 2020 and 2019 (Unaudited)	F-4 – F-7

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 (Unaudited)	F-8 – F-9

	Notes to Condensed Consolidated Financial Statements (Unaudited)	F-10 – F-46

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4.	Controls and Procedures	12

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	13
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Mine Safety Disclosures	16
Item 5.	Other Information	16
Item 6.	Exhibits	17

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Words such as “anticipates,” “expects,” “intends,” “goals,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “would,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on management's expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout this report and our Annual Report on Form 10-K for the year ended December 31, 2019, particularly the “Risk Factors” sections of such reports. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission that disclose risks and uncertainties that may affect our business. The forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of November 16, 2020. In addition, the forward-looking statements in this Form 10-Q are made as of the date of this filing, and we do not undertake, and expressly disclaim any duty to update such statements, whether as a result of new information, new developments or otherwise, except to the extent that disclosure may be required by law.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,274,408	$483,383
Marketable equity securities	386,476	639,647
Accounts receivable	3,028,754	2,438,254
Accounts and other receivable, related party	1,196,379	1,196,379
Accrued revenue	1,630,138	2,226,570
Inventories, net	2,672,873	2,481,511
Prepaid expenses and other current assets	2,044,605	1,324,161
Current assets held for sale	—	281,352
TOTAL CURRENT ASSETS	12,233,633	11,071,257

Intangible assets	2,959,056	3,206,988
Goodwill	8,122,437	8,100,947
Property and equipment, net	1,977,775	1,787,393
Right-of-use assets	4,130,760	4,177,590
Investments - related party	7,059,322	6,540,720
Investments in derivative liabilities and common stock - related party	3,338,266	2,128,224
Equity investments in private companies	261,767	261,767
Investment in limited partnership	1,869,000	1,969,000
Loans receivable	564,169	795,481
Other investments, related parties	810,000	832,500
Other assets	318,627	275,273
Noncurrent assets held for sale	—	1,603,268
TOTAL ASSETS	$43,644,812	$42,750,408

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$13,073,937	$14,284,563
Accounts payable and accrued expenses, related party	38,569	64,604
Operating lease liability, current	514,910	484,819
Advances on future receipts	1,534,822	2,210,392
Short term advances	540,000	—
Short term advances, related party	92,141	1,409,331
Revolving credit facility	177,342	221,705
Notes payable, net	9,833,928	6,137,015
Notes payable, related parties	211,253	169,153
Convertible notes payable	392,044	2,100,990
Convertible notes payable, related party	400,000	—
Other current liabilities	5,502,023	1,545,210
Current liabilities held for sale	1,572,177	1,593,550
TOTAL CURRENT LIABILITIES	33,883,146	30,221,332

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	September 30,	December 31,
	2020	2019
	(Unaudited)
LONG TERM LIABILITIES
Operating lease liability, non-current	3,683,355	3,726,493
Notes payable	352,032	482,624
Notes payable, related parties	51,916	115,164
Convertible notes payable	365,794	304,773
Noncurrent liabilities held for sale	786,815	951,072

TOTAL LIABILITIES	39,123,058	35,801,458
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Series A Convertible Preferred Stock, $25.00 stated value per share,	7	7
$0.001 par value – 1,000,000 shares authorized; 7,040 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively (redemption amount and liquidation preference of $176,000 as of September 30, 2020 and December 31, 2019)
Series B Convertible Preferred Stock, $10 stated value per share,	125	125
share, $0.001 par value – 500,000 shares authorized; 125,000 shares issued and outstanding at September 30, 2020 and December 31, 2019 (liquidation preference of $1,250,000 at September 30, 2020 and December 31, 2019)
Class A Common Stock, $0.001 par value – 500,000,000 shares authorized;	11,473	3,318
11,473,410 and 3,318,390 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively
Class B Common Stock, $0.001 par value – 25,000,000 shares authorized;	-	-
nil shares issued and outstanding at September 30, 2020 and December 31, 2019
Additional paid-in capital	122,243,579	101,099,347
Accumulated deficit	(113,302,229)	(88,650,465)
Accumulated other comprehensive loss	(4,439,443)	(5,511,624)
TOTAL DPW HOLDINGS STOCKHOLDERS’ EQUITY	4,513,512	6,940,708

Non-controlling interest	8,242	8,242

TOTAL STOCKHOLDERS’ EQUITY	4,521,754	6,948,950

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,644,812	$42,750,408

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenue	$5,705,100	$4,968,440	$16,709,118	$15,061,289
Revenue, cryptocurrency mining	-	307,172	-	592,092
Revenue, lending activities	(29,536)	69,217	(27,140)	443,927
Total revenue	5,675,564	5,344,829	16,681,978	16,097,308
Cost of revenue	3,736,082	4,348,761	11,085,091	13,441,785
Gross profit	1,939,482	996,068	5,596,887	2,655,523

Operating expenses
Engineering and product development	468,838	481,902	1,371,623	1,408,848
Selling and marketing	259,649	331,107	892,786	1,130,913
General and administrative	2,835,940	3,554,043	8,656,841	11,567,180
Impairment of property and equipment	-	4,315,856	-	4,315,856
Gain on digital currency	(237)	(951)	(251)	(6,933)
Total operating expenses	3,564,190	8,681,957	10,920,999	18,415,864

Loss from continuing operations	(1,624,708)	(7,685,889)	(5,324,112)	(15,760,341)
Other income (expenses)
Interest income	102,397	898,646	138,653	2,647,110
Interest expense	(2,365,741)	(2,954,843)	(4,414,618)	(5,585,850)
Change in fair value of marketable equity securities	(29,318)	(330,150)	(57,896)	(173,503)
Loss on extinguishment of debt	(12,823,039)	(155,448)	(13,297,793)	(963,232)
Loss on issuance of warrants	-	-	-	(1,763,481)
Change in fair value of warrant liability	-	165,840	(5,773)	1,112,665
Total other expenses, net	(15,115,701)	(2,375,955)	(17,637,427)	(4,726,291)

Loss from continuing operations before income taxes	(16,740,409)	(10,061,844)	(22,961,539)	(20,486,632)
Income tax benefit	6,053	5,140	17,846	93,284
Net loss from continuing operations	(16,734,356)	(10,056,704)	(22,943,693)	(20,393,348)
Net loss from discontinued operations, net of taxes	0	(284,167)	(1,697,744)	(717,426)
Net loss	(16,734,356)	(10,340,871)	(24,641,437)	(21,110,774)
Less: Net loss attributable to non-controlling interest	-	-	-	32,416
Net loss attributable to DPW Holdings	(16,734,356)	(10,340,871)	(24,641,437)	(21,078,358)
Preferred dividends	(2,933)	(5,284)	(10,327)	(12,437)
Net loss available to common stockholders	$(16,737,289)	$(10,346,155)	$(24,651,764)	$(21,090,795)

Basic and diluted net loss per common share:
Continuing operations	$(1.69)	$(6.29)	$(3.40)	$(23.78)
Discontinued operations	—	(0.18)	(0.25)	(0.84)
Net loss per common share	$(1.69)	$(6.47)	$(3.65)	$(24.62)

Weighted average common shares outstanding, basic and diluted	9,878,980	1,599,306	6,758,864	856,689

Comprehensive loss
Loss available to common stockholders	$(16,737,289)	$(10,346,155)	$(24,651,764)	$(21,090,795)
Other comprehensive income (loss)
Foreign currency translation adjustment	43,554	67,166	(7,853)	259,671
Net unrealized gain (loss) on derivative securities of related party	1,561,247	(1,152,480)	1,080,034	(1,513,661)
Other comprehensive income (loss)	1,604,801	(1,085,314)	1,072,181	(1,253,990)
Total comprehensive loss	$(15,132,488)	$(11,431,469)	$(23,579,583)	$(22,344,785)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

Three Months Ended September 30, 2020

							Accumulated
	Series A & B				Additional		Other		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Equity

BALANCES, July 1, 2020	132,040	$132	6,112,117	$6,112	$105,625,502	$(96,564,940)	$(6,044,244)	$8,242	$3,030,804
Stock based compensation:
Options	—	—	—	—	20,400	—	—	—	20,400
Common stock	—	—	37,500	37	109,088	—	—	—	109,125
Issuance of common stock for conversion
of debt	—	—	5,323,793	5,324	14,016,853	—	—	—	14,022,177
Beneficial conversion feature in connection
with convertible notes	—	—	—	—	15,039	—	—	—	15,039
Fair value of warrants issued in connection
with convertible notes	—		—	—	2,481,697	—	—	—	2,481,697
Cash for exchange fees and other financing costs	—	—	—	—	(25,000)	—	—	—	(25,000)
Comprehensive loss:
Net loss	—		—	—	—	(16,734,356)	—	—	(16,734,356)
Preferred dividends	—	—	—	—	—	(2,933)	—	—	(2,933)
Net unrealized gain on derivatives
in related party	—	—	—	—	—	—	1,561,247	—	1,561,247
Foreign currency translation adjustments	—	—	—	—	—	—	43,554	—	43,554

BALANCES, September 30, 2020	132,040	$132	11,473,410	$11,473	$122,243,579	$(113,302,229)	$(4,439,443)	$8,242	$4,521,754

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

Three Months Ended September 30, 2019

	Series A & B				Additional		Other		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Equity

BALANCES, July 1, 2019	132,040	$132	1,037,128	$1,037	$92,377,366	$(66,465,775)	$(4,071,199)	$8,242	$21,849,803
Stock based compensation:
Options	—	—	—	—	187,125	—	—	—	187,125
Common stock	—	—	20,000	20	51,980	—	—	—	52,000
Issuance of common stock for cash	—	—	1,140,330	1,141	4,415,624	—	—	—	4,416,765
Issuance of common stock for conversion
of debt	—	—	344,071	344	2,127,493	—	—	—	2,127,837
Beneficial conversion feature in connection
with convertible notes	—	—	—	—	633,004	—	—	—	633,004
Fair value of warrants issued in connection
with convertible notes	—	—	—	—	142,070	—	—	—	142,070
Cash for exchange fees and other financing costs	—	—	—	—	(206,759)	—	—	—	(206,759)
Loss on debt extinguishment	—	—	—	—	155,448	—	—	—	155,448
Comprehensive loss:
Net loss	—		—	—	—	(10,340,851)	—	—	(10,340,851)
Preferred dividends	—	—	—	—	—	(5,284)	—	—	(5,284)
Net unrealized gain on derivatives
in related party	—	—	—	—	—	—	(1,152,480)	—	(1,152,480)
Foreign currency translation adjustments	—	—	—	—	—	—	67,166	—	67,166

BALANCES, September 30, 2019	132,040	$132	2,541,529	$2,542	$99,883,351	$(76,811,910)	$(5,156,513)	$8,242	$17,925,844

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

Nine Months Ended September 30, 2020

							Accumulated
	Series A & B				Additional		Other		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity

BALANCES, January 1, 2020	132,040	$132	3,318,390	$3,318	$101,099,347	$(88,650,465)	$(5,511,624)	$8,242	$6,948,950

Stock based compensation:
Options	—	—	—	—	60,534	—	—	—	60,534
Common stock	—	—	102,500	102	182,473	—	—	—	182,575
Issuance of common stock in payment of
short term advances, related party	—	—	660,667	661	739,287	—	—	—	739,948
Issuance of common stock in payment of
accrued liabilities	—	—	153,124	153	228,548	—	—	—	228,701
Issuance of common stock for conversion
of debt	—	—	7,238,729	7,239	16,703,564	—	—	—	16,710,803
Beneficial conversion feature in connection
with convertible notes	—	—	—	—	81,621	—	—	—	81,621
Fair value of warrants issued in connection
with convertible notes	—	—	—	—	3,173,205	—	—	—	3,173,205
Cash for exchange fees and other financing costs	—	—	—	—	(25,000)	—	—	—	(25,000)
Comprehensive loss:
Net loss	—		—	—	—	(24,641,437)	—	—	(24,641,437)
Preferred dividends	—	—	—	—	—	(10,327)	—	—	(10,327)
Net unrealized loss on derivatives
in related party	—	—	—	—	—	—	1,080,034	—	1,080,034
Foreign currency translation adjustments	—	—	—	—	—	—	(7,853)	—	(7,853)

BALANCES, September 30, 2020	132,040	$132	11,473,410	$11,473	$122,243,579	$(113,302,229)	$(4,439,443)	$8,242	$4,521,754

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

Nine Months Ended September 30, 2019

							Accumulated
	Series A & B				Additional		Other		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity

BALANCES, January 1, 2019	126,434	$126	100,910	$101	$77,647,544	$(55,721,115)	$(3,902,523)	$40,658	$18,064,791

Stock based compensation:
Options	—	—	—	—	681,079	—	—	—	681,079
Common stock	—	—	29,375	29	304,990	—	—	—	305,019
Issuance of common stock for cash	—	—	1,331,509	1,333	9,869,176	—	—	—	9,870,509
Issuance of common stock in payment of
accrued liabilities	—	—	9,375	9	108,514	—	—	—	108,523
Issuance of common stock for conversion
of debt	—	—	370,473	370	4,735,924	—	—	—	4,736,294
Issuance of common stock upon exercise
of warrants	—	—	699,887	700	6,620,325	—	—	—	6,621,025
Issuance of Series A preferred stock for cash	5,606	6	—	—	140,144	—	—	—	140,150
Beneficial conversion feature in connection
with convertible notes	—	—	—	—	821,452	—	—	—	821,452
Fair value of warrants issued in connection
with convertible notes	—		—	—	200,518	—	—	—	200,518
Cash for exchange fees and other financing costs	—	—	—	—	(1,401,763)	—	—	—	(1,401,763)
Loss on debt extinguishment	—	—	—	—	155,448	—	—	—	155,448
Comprehensive loss:
Net loss	—		—	—	—	(21,078,358)	—	—	(21,078,358)
Preferred dividends	—	—	—	—	—	(12,437)	—	—	(12,437)
Net unrealized loss on derivatives
in related party	—	—	—	—	—	—	(1,513,661)	—	(1,513,661)
Foreign currency translation adjustments	—	—	—	—	—	—	259,671	—	259,671
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(32,416)	(32,416)

BALANCES, September 30, 2019	132,040	$132	2,541,529	$2,542	$99,883,351	$(76,811,910)	$(5,156,513)	$8,242	$17,925,844

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended September 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(24,641,437)	$(21,110,774)
Less: Net loss from discontinued operations	(1,697,744)	(717,426)
Net loss from continuing operations	(22,943,693)	(20,393,348)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	357,083	2,392,937
Amortization	251,968	400,661
Amortization of right-of-use assets	46,830	10,563
Interest expense – debt discount	2,379,196	3,034,454
Fair value of warrants issued to extinguish debt	2,749,259	—
Fair value in excess of proceeds upon issuance of warrants	—	1,763,481
Change in fair value of warrant liability	—	(1,112,665)
Accretion of original issue discount on notes receivable – related party	20,532	(1,869,778)
Accretion of original issue discount on notes receivable	(4,538)	(77,155)
Increase in accrued interest on notes receivable – related party	—	(732,542)
Stock-based compensation	272,466	1,354,062
Impairment of property and equipment	—	4,315,856
Realized losses on other investments	27,500	—
Realized (gains) losses on sale of digital currencies	—	(394)
Realized (gains) losses on sale of marketable securities	(22,602)	(86,741)
Unrealized (gains) losses on marketable equity securities	132,106	(294,717)
Unrealized losses on equity securities – related party	(25,176)	371,970
Unrealized losses on equity securities	72,976	24,597
Changes in operating assets and liabilities:
Accounts receivable	(590,502)	(398,222)
Accounts receivable, related party	—	2,648,798
Accrued revenue	599,604	(41,760)
Digital currencies	(14)	(599,025)
Inventories	(198,930)	613,847
Prepaid expenses and other current assets	(750,069)	(33,812)
Other assets	(86,143)	(433,013)
Accounts payable and accrued expenses	11,988,091	1,155,024
Accounts payable, related parties	(26,035)	4,526
Other current liabilities	407,910	(354,773)
Lease liabilities	(13,047)	16,216

Net cash (used in) continuing operating activities	(5,355,228)	(8,320,953)
Net cash provided by (used in) discontinued operating activities	1,246	62,205
Net cash used in operating activities	(5,353,982)	(8,258,748)

Cash flows from investing activities:
Purchase of property and equipment	(554,462)	(137,263)
Investments – related party	(516,634)	(1,501,912)
Investments in warrants and common stock - related party	(93,222)	(1,102,619)
Sales of marketable equity securities	143,667	571,741
Proceeds from loans receivable	139,933	—
Investments in debt and equity securities	(13,260)	(504,393)

Net cash used in investing activities	$(893,978)	$(2,674,446)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	For the Nine Months Ended September 30,
	2020	2019

Cash flows from financing activities:
Gross proceeds from sales of common stock and warrants	$—	$15,945,371
Proceeds from issuance of Series A Convertible Preferred Stock	—	131,741
Financing cost in connection with sales of equity securities	(25,000)	(1,401,764)
Proceeds from warrant exercises	—	127,000
Proceeds from convertible notes payable	100,000	500,000
Proceeds from notes payable	7,122,434	4,752,918
Proceeds from short-term advances	570,000	—
Payments on short-term advances	(30,000)	—
Proceeds from short-term advances – related party	653,124	625,500
Payments on short-term advances – related party	(230,366)	—
Payments on notes payable	(289,012)	(2,001,474)
Payments on convertible notes payable	—	(7,079,547)
Proceeds from advances on future receipts	—	941,804
Payments on advances on future receipts	(762,076)	(1,365,435)
Payments of preferred dividends	(10,327)	(12,437)
Payments on revolving credit facilities, net	(44,363)	(80,445)

Net cash provided by financing activities	7,054,414	11,083,232

Effect of exchange rate changes on cash and cash equivalents	(15,429)	(165,125)

Net increase in cash and cash equivalents	791,025	(15,087)

Cash and cash equivalents at beginning of period	483,383	769,619

Cash and cash equivalents at end of period	$1,274,408	$754,532

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$100,939	$1,850,946

Non-cash investing and financing activities:
Cancellation of convertible note payable into shares of common stock	$16,710,803	$4,736,295
Payment of accounts payable with digital currency	$—	$594,320
Issuance of common stock in payment of liability	$228,701	$108,521
Cancellation of short term advances, related party into shares
of common stock	$739,948	$—
Conversion of loans receivable for marketable equity securities	$—	$485,000
Conversion of loans receivable for investments in warrants and
common stock - related party	$—	$91,483
Issuance of notes payable and convertible notes payable in
payment of accrued expenses	$420,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

SEPTEMBER 30, 2020

1. DESCRIPTION OF BUSINESS

DPW Holdings, Inc., a Delaware corporation (“DPW” or the “Company”), formerly known as Digital Power Corporation, was incorporated in September 2017. The Company is a diversified holding company owning subsidiaries engaged in the following operating businesses: commercial and defense solutions, commercial lending and advanced textile technology. The Company’s wholly-owned subsidiaries are Gresham Worldwide, Inc. (“GWW”), Coolisys Technologies Corp. (“Coolisys”), Gresham Power Electronics Ltd. (f/k/a Digital Power Limited) (“Gresham Power”), Enertec Systems 2001 Ltd (“Enertec”), Digital Power Lending, LLC (“DP Lending”), Ault Alliance, Inc. (“Ault Alliance”), It’sLikeFasion.com, Inc. (“It’sLikeFashion”) and Digital Farms, Inc. (“Digital Farms”). The Company also has a controlling interest in Microphase Corporation (“Microphase”). The Company has three reportable segments – defense solutions through GWW with operations conducted by Microphase, Enertec and Gresham Power, commercial solutions through Coolisys and commercial lending and digital learning through Ault Alliance.

During March 2020, the Company ceased operations at Digital Farms, the Company’s blockchain mining subsidiary, and I.AM, Inc. (“I.AM”). Management determined that the permanent closing of the restaurant operations at I.AM, which owned and operated the Prep Kitchen brand restaurants located in the San Diego area, met the criteria for presentation as discontinued operations. Accordingly, the results of the restaurant operations segment are presented as discontinued operations in our condensed consolidated statements of operations and comprehensive loss and are excluded from continuing operations for all periods presented.

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

2. LIQUIDITY, GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. As of September 30, 2020, the Company had cash and cash equivalents of $1,274,408, an accumulated deficit of $113,302,229 and negative working capital of $21,649,513. The Company has incurred recurring losses and reported net losses attributable to DPW Holdings for the nine months ended September 30, 2020 and 2019, totaling $24,641,437 and $21,078,358, respectively. In the past, the Company has financed its operations principally through issuances of convertible debt, promissory notes and equity securities. During 2020, the Company continued to successfully obtain additional equity and debt financing and restructured existing debt.

The Company expects to continue to incur losses for the foreseeable future and needs to raise additional capital to continue its business development initiatives and to support its working capital requirements. On February 10, 2020, the Company entered into a Master Exchange Agreement with Esousa Holdings, LLC, which agreed to purchase up to approximately $7.7 million in certain promissory notes previously issued by the Company. Management believes that the Company has access to capital resources through potential public or private issuances of debt or equity securities. However, if the Company is unable to raise additional capital, which ability could be adversely affected by the outbreak of a novel coronavirus (“COVID-19”), it may be required to curtail operations and take additional measures to reduce costs, including reducing its workforce and eliminating outside consultants to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2020

Impact of Coronavirus on the Company’s Operations

On March 16, 2020, to try and mitigate the spread of the novel coronavirus, San Diego County health officials issued orders mandating that all restaurants must end dine-in services. As a result of these temporary closures by the San Diego County health officials and the deteriorating business conditions at both our cryptocurrency mining and restaurant businesses, management concluded that discontinuing these operations was ultimately in our best interest. Although we have ceased operations at Digital Farms, since the assets and operations have not yet been abandoned, sold or distributed, these assets do not yet meet the requirement for presentation as discontinued operations. However, management determined that the permanent closing of the restaurant operations met the criteria for presentation as discontinued operations.

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic which continues to spread throughout the United States and the world. We are monitoring the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread, and its impact on our operations, financial position, cash flows, inventory, supply chains, customer purchasing trends, customer payments, and the industry in general, in addition to the impact on our employees. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on our operations and liquidity is uncertain as of the date of this quarterly report.

Our business has been disrupted and materially adversely affected by the recent outbreak of COVID-19. We are still assessing our business operations and system supports and the impact COVID-19 may have on our results of operations and financial condition, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally or in our sectors in particular.

Our operations are located in Santa Clara County, CA, Orange County, CA, Fairfield County, CT, the United Kingdom and Israel, and members of our senior management work in Seattle, WA and New York, NY. We have been following the recommendations of local health authorities to minimize exposure risk for our employees, including the temporary closures of our offices and having employees work remotely to the extent possible, which has to an extent adversely affected their efficiency.

Updates by business unit are as follows:

•	DPW’s corporate headquarters, located in Newport Beach, CA, remains closed to non-essential employees based on the occupancy and social distancing order from the Orange County Health Officer. Non-essential headquarters staff continues to work remotely utilizing secure remote access systems and technology infrastructure. The Company believes it has adequate internal communications system and can remain operational with a remote staff. The Company is reviewing the reopening guidance by the Orange County Health Agency and the State of California along with COVID-19 General Checklist for Office Workspaces published by the California Department of Public Health. The corporate headquarters will reopen when the Company can provide a safe workspace for its employees.

•	Coolisys, located in Milpitas, CA, had largely returned to normal operations with adherence to guidelines published by the Santa Clara Public Health Department. Certain individuals deemed to be high risk may work remotely as required. Coolisys has experienced disruption in its supply chain as a result of the COVID-19 impact on its vendors.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2020

•	Microphase, located in Shelton, CT, has developed an emergency plan to ensure that its mission critical manufacturing and logistical functions are up and running. Microphase has implemented additional steps to ensure a higher level of cleanliness in its facility. Employees at greater risk of major health issues from COVID-19, which include key members of its finance department, are not required to work on site. The crisis management team meets regularly to monitor the situation, and modifies and communicates the plan as the need arises. Once the COVID-19 crisis has passed, the team will work on transitioning Microphase back to normal operations.

•	Gresham Power Electronics Limited, located in Salisbury, England, continues to follow UK Government and Public Health England COVID-19 safety guidelines for businesses located in England, which includes a combination of working remotely and adhering to social distancing and health and safety procedures on site. Essential staff are on site for specific work as required.

•	Enertec, located in Karmiel, Israel, has been granted a waiver by the Israeli government to remain open to complete key projects that impact national security. High risk employees of Enertec are permitted to work remotely.

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and do not include all the information and disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The Company has made estimates and judgments affecting the amounts reported in our condensed consolidated financial statements and the accompanying notes. The actual results experienced by the Company may differ materially from our estimates. The condensed consolidated financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2019, filed with the Securities and Exchange Commission on June 1, 2020. The condensed consolidated balance sheet as of December 31, 2019 was derived from the Company’s audited 2019 financial statements contained in the above referenced Form 10-K/A. Results of the three and nine months ended September 30, 2020, are not necessarily indicative of the results to be expected for the full year ending December 31, 2020.

Principles of Consolidation

The consolidated financial statements include the accounts of DPW and its wholly-owned subsidiaries, GWW, Coolisys, Digital Power Corporation (a wholly owned subsidiary of Coolisys), Gresham Power, Enertec, DP Lending, Ault Alliance, It’sLikeFashion and Digital Farms and its majority-owned subsidiaries, Microphase and I.AM. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2020

Impairment of long-lived assets:

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted expected future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by comparing the amount by which the carrying amount of the assets to their fair value.  During the first quarter of 2020, based upon the deteriorating business conditions for restaurants in the San Diego County as result of the spread of COVID-19 and the decline in projected cash flows over the life of the restaurant long-lived assets, the Company performed an undiscounted cash flow test to determine if the restaurant equipment and right-of-use assets were impaired. The undiscounted cash flows were less than the carrying amount of the Company’s restaurant equipment and right-of-use assets and therefore, the carrying amount of the assets were compared to the fair value of the assets, and the Company determined that there were impairment charges to be recorded on the restaurant long-lived assets. Impairment charges for the nine months ended September 30, 2020 related to restaurant equipment were in an amount equal to the cost of the Company’s restaurant equipment, net of depreciation of $504,802 and the impairment related to the right-of-use assets attributed to the discontinued restaurant operations was the full carrying amount of $1,020,514. The restaurant-related impairment charges are included as a component of net loss from discontinued operations (see Note 4).

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

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2020

The Company’s disaggregated revenues consist of the following for the nine months ended September 30, 2020 and 2019:

	Nine Months ended September 30, 2020
	GWW	Coolisys	Ault Alliance	Total

Primary Geographical Markets
North America	$5,109,672	$3,100,552	$(27,140)	$8,183,084
Europe	694,478	288,282	-	982,760
Middle East	6,837,501	-	-	6,837,501
Other	264,226	414,407	-	678,633
	$12,905,877	$3,803,241	$(27,140)	$16,681,978

Major Goods
RF/Microwave Filters	$3,886,940	$—	$—	$3,886,940
Detector logarithmic video amplifiers	1,318,547	—	—	1,318,547
Power Supply Units	—	3,803,241	—	3,803,241
Power Supply Systems	862,889	—	—	862,889
Healthcare diagnostic systems	784,689	—	—	784,689
Defense systems	6,052,812	—	—	6,052,812
Lending activities	—	—	(27,140)	(27,140)
	$12,905,877	$3,803,241	$(27,140)	$16,681,978

Timing of Revenue Recognition
Goods transferred at a point in time	$6,068,376	$3,803,241	$(27,140)	$9,844,477
Services transferred over time	6,837,501	—	—	6,837,501
	$12,905,877	$3,803,241	$(27,140)	$16,681,978

	Nine Months ended September 30, 2019
	GWW	Coolisys	Ault Alliance	Total

Primary Geographical Markets
North America	$2,703,803	$4,590,840	$443,927	$7,738,570
Europe	6,341,396	16,804	—	6,358,200
Middle East	1,283,312	21,348	—	1,283,312
Other	447,786	269,440	—	717,226
	$10,776,297	$4,898,432	$443,927	$16,097,308

Major Goods
RF/Microwave filters	$989,114	$—	$—	$989,114
Detector logarithmic video amplifiers	473,150	—	—	473,150
Power supply units	3,194,843	4,306,340	—	7,501,183
Power supply systems	1,423,971	—	—	1,423,971
Healthcare diagnostic systems	1,260,700	—	—	1,260,700
Defense systems	3,413,171	—	—	3,413,171
Lending activities	—	—	443,927	443,927
Digital currency mining	—	592,092	—	592,092
	$10,754,949	$4,898,432	$443,927	$16,097,308

Timing of Revenue Recognition
Goods transferred at a point in time	$5,944,177	$4,898,432	$443,927	$11,286,536
Services transferred over time	4,810,772	—	—	4,810,772
	$10,754,949	$4,898,432	$443,927	$16,097,308

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2020

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

The aggregate amount of the transaction price allocated to the performance obligation that is partially unsatisfied as of September 30, 2020, for the MLSE units was approximately $48 million, representing 24 MLSE units. Based on our expectations regarding funding of the production process and our experience building the first machines, the Company expects to recognize the remaining revenue related to the partially unsatisfied performance obligation over an estimated three year period. The Company will be paid in installments for this performance obligation over the estimated period that the remaining revenue is recognized.

Lending Activities

Ault Alliance, through DP Lending, generates revenue from lending activities primarily through interest, origination fees and late/other fees. Interest income on these products is calculated based on the contractual interest rate and recorded as interest income as earned. The origination fees or original issue discounts are recognized over the life of the loan using the effective interest method.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2020

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

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial instruments (see Note 5 and Note 9) that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurement at September 30, 2020
	Total	Level 1	Level 2	Level 3
Investments in convertible promissory note of AVLP – a related party	$7,059,322	$—	$—	$7,059,322
Investments in common stock and derivative instruments of AVLP – a related party	2,750,580	259,786	$—	2,490,794
Investment in common stock and warrants of Alzamend – a related party	587,686	—	—	587,686
Investments in marketable equity securities	386,476	386,476	—	—
Investments in warrants of public companies	103	—	—	103
Total Investments	$10,784,167	$646,262	$—	$10,137,905

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2020

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

Net Loss per Share

Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. The Company has included 6,500 warrants, which are exercisable for shares of the Company’s common stock on a one-for-one basis, in its earnings per share calculation for the nine months ended September 30, 2020 and 2019. Anti-dilutive securities, which are convertible into or exercisable for the Company’s common stock, consist of the following at September 30, 2020 and 2019:

	September 30,
	2020	2019
Stock options	950	2,906
Warrants (1)	3,582,116	72,921
Convertible notes	1,396,419	349,486
Conversion of preferred stock	2,232	2,232
Total	4,981,717	427,545

(1)	The Company has excluded 6,500 warrants issued in April 2019, which may be exercised by means of a cashless exercise into 6,500 shares of the Company’s common stock, in its anti-dilutive securities but included the warrants in its weighted average shares outstanding.

Reclassifications

Certain prior year amounts have been reclassified for comparative purposes to conform to the current-year financial statement presentation. These reclassifications had no effect on previously reported results of operations. In addition, certain prior year amounts from the restated amounts have been reclassified for consistency with the current period presentation.

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which will modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, including the removal of certain disclosure requirements. The amendments in ASU 2018-13 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted the new disclosure requirements for the period ending March 31, 2020. The additional components of this release did not have a material impact on the Company’s consolidated financial statements.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2020

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 changes how entities will measure credit losses for most financial assets and other instruments that are not measured at fair value through net income. This update introduces the current expected credit loss (“CECL”) model, which will require an entity to measure credit losses for certain financial instruments and financial assets, including trade receivables. Under this update, on initial recognition and at each reporting period, an entity will be required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. ASU 2016-13 is effective for public companies in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has completed its evaluation process and the January 1, 2020 adoption did not have a material impact to the Company’s consolidated financial statements for the three and nine months ended September 30, 2020.

Recently Issued Accounting Standards

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021. The Company has not early adopted ASU 2019-12 and is currently evaluating its impact on the Company’s financial position, results of operations, and cash flows.

4. Discontinued Operations

On March 16, 2020, to try and mitigate the spread of COVID-19, San Diego County health officials issued orders mandating that all restaurants must end dine-in services. As a result of these temporary closures and the deteriorating business conditions at both the Company’s cryptocurrency mining and restaurant businesses, the Company concluded that discontinuing the operations of Digital Farms and I.AM was ultimately in its best interest.

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

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2020

The following tables summarize the major classes of assets and liabilities included as part of discontinued operations:

	September 30,	December 31,
	2020	2019
	(Unaudited)
Current assets
Cash and cash equivalents	$—	$5,170
Accounts receivable	—	83,885
Inventories, net	—	60,341
Prepaid expenses and other current assets	—	131,956
Total current assets classified as held for sale	—	281,352

Property and equipment, net	—	504,802
Right-of-use assets	—	1,098,466
Total assets classified as held for sale	$—	$1,884,620

Current liabilities
Accounts payable and accrued expenses	$788,314	$881,601
Operating lease liability, current	322,125	229,574
Other current liabilities	461,738	482,375
Total current liabilities classified as held for sale	1,572,177	1,593,550

Long term liabilities
Operating lease liability, non-current	786,815	951,072
Total liabilities classified as held for sale	$2,358,992	$2,544,622

The restaurant operations are included in our results as discontinued operations through March 16, 2020, the date of closing of the restaurants. The following tables summarize the major classes of line items included in loss from discontinued operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	$—	$1,036,834	$543,327	$3,371,465
Cost of revenue	—	(293,765)	(160,310)	(908,256)
Selling and marketing	—	(61,618)	—	(162,268)
General and administrative	—	(964,829)	(555,445)	(3,017,578)
Impairment of property and equipment	—	—	(1,525,316)	—
Interest expense	—	(789)	—	(789)
Loss from discontinued operations	$—	$(284,167)	$(1,697,744)	$(717,426)

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2020

5. Marketable Equity Securities

Marketable securities in equity securities with readily determinable market prices consisted of the following as of September 30, 2020 and December 31, 2019:

	Marketable equity securities at September 30, 2020
		Gross unrealized	Gross realized
	Cost	gains	gains (losses)	Fair value
Common shares	$301,960	$84,516	$—	$386,476

	Marketable equity securities at December 31, 2019
		Gross unrealized	Gross realized
	Cost	gains	gains (losses)	Fair value
Common shares	$423,025	$216,622	$—	$639,647

The following table presents additional information about marketable equity securities:

Marketable
Equity Securities
Balance at January 1, 2020	$639,647
Sales of marketable equity securities	(143,667)
Realized gains on marketable equity securities	22,602
Unrealized losses on marketable equity securities	(132,106)
Balance at September 30, 2020	$386,476

At September 30, 2020 and December 31, 2019, the Company had invested in the marketable equity securities of certain publicly traded companies. During the three and nine months ended September 30, 2020, unrealized losses of $184,419 and $132,106, respectively, were included in net income as a component of change in fair value of equity securities. During the year ended December 31, 2019, the Company recognized unrealized gains of $258,905. The Company’s investment in marketable equity securities will be revalued on each balance sheet date. The fair value of the Company’s holdings in marketable equity securities at September 30, 2020 and December 31, 2019 is a Level 1 measurement based on quoted prices in an active market.

At September 30, 2020 and December 31, 2019, the Company also held equity investments in private companies and an investment in a limited partnership. These investments do not have readily determinable fair values and have been measured at cost less impairment, if any, and adjusted for observable price changes for identical or similar investments of the issuer.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2020

6. PROPERTY AND EQUIPMENT, NET

At September 30, 2020 and December 31, 2019, property and equipment consist of:

	September 30,	December 31,
	2020	2019
Cryptocurrency machines and related equipment	$567,216	$567,216
Computer, software and related equipment	2,941,870	2,518,187
Office furniture and equipment	441,104	441,613
Leasehold improvements	1,246,301	1,230,407
	5,196,491	4,757,423
Accumulated depreciation and amortization	(3,218,716)	(2,970,030)
Property and equipment, net	$1,977,775	$1,787,393

Under the guidance of ASC 360, Impairment or Disposal of Long-lived Assets, a long-lived asset or asset group (including intangibles) will be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. During the first quarter of 2020, based upon the deteriorating business conditions for restaurants in the San Diego County as result of the spread of COVID-19 and the decline in projected cash flows over the life of the restaurant equipment, the Company performed an undiscounted cash flow test to determine if the restaurant equipment was impaired. The undiscounted cash flows were less than the carrying amount of the Company’s restaurant equipment and therefore, the carrying amount of the assets were compared to the fair value of the restaurant equipment, and the Company determined that there were impairment charges to be recorded on the restaurant equipment. Impairment charges for the three and nine months ended September 30, 2020 were in an amount equal to the cost of the Company’s restaurant equipment, net of depreciation of $504,802, and are included as a component of net loss from discontinued operations (see Note 4).

For the three and nine months ended September 30, 2020, depreciation expense amounted to $97,177 and $357,083 respectively. For the three and nine months ended September 30, 2019, depreciation expense amounted to $846,631 and $2,673,352, respectively.

7. INTANGIBLE ASSETS, NET

At September 30, 2020 and December 31, 2019 intangible assets consist of:

	September 30,	December 31,
	2020	2019
Trade name and trademark	$1,039,307	$1,039,307
Customer list	2,413,054	2,406,434
Domain name and other intangible assets	644,607	641,809
	4,096,968	4,087,550
Accumulated depreciation and amortization	(1,137,912)	(880,562)
Intangible assets, net	$2,959,056	$3,206,988

The Company’s trade names and trademarks were determined to have an indefinite life. The remaining definite lived intangible assets are primarily being amortized on a straight-line basis over their estimated useful lives. Amortization expense was $85,271 and $251,968, respectively, for the three and nine months ended September 30, 2020 and $101,199 and $400,661, respectively, for the three and nine months ended September 30, 2019.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2020

8. GOODWILL

The Company’s goodwill relates to the acquisition of a controlling interest in Microphase on June 2, 2017 and the acquisition of Enertec on May 22, 2018. The following table summarizes the changes in our goodwill during the nine months ended September 30, 2020:

Goodwill
Balance as of January 1, 2020	$8,100,947
Effect of exchange rate changes	21,490
Balance as of September 30, 2020	$8,122,437

9. INVESTMENTS – RELATED PARTIES

Investments in AVLP and Alzamend Neuro, Inc. (“Alzamend”) at September 30, 2020 and December 31, 2019, are comprised of the following:

	September 30,	December 31,
	2020	2019
Investment in convertible promissory note of AVLP	$10,153,661	$9,595,079
Investment in convertible promissory note of Alzamend	50,000	—
Accrued interest in convertible promissory note of AVLP	2,025,475	2,025,475
Total investment in convertible promissory note of AVLP – Gross	12,229,136	11,620,554
Less: original issue discount	(9,904)	—
Less: provision for loan losses	(5,159,910)	(5,079,834)
Total investment in convertible promissory note of AVLP and Alzamend	7,059,322	6,540,720

Investment in derivative instruments of AVLP	2,490,794	1,330,684
Investment in common stock of AVLP	259,786	238,602
Investment in common stock and warrants of Alzamend	587,686	558,938
Investment in derivative instruments and common stock of AVLP and Alzamend	3,338,266	2,128,224

Total investment in AVLP and Alzamend – Net	$10,397,588	$8,668,944

Investment in warrants and common stock of AVLP and Alzamend	$3,338,266	$2,128,224
Investment in convertible promissory note of AVLP and Alzamend	7,059,322	6,540,720
Total investment in AVLP and Alzamend – Net	$10,397,588	$8,668,944

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2020

The following table summarizes the changes in our investments in AVLP and Alzamend during the nine months ended September 30, 2020:

	Investment in	Investment in
	warrants and	convertible	Total
	common stock	promissory	investment
	of AVLP and	note of AVLP	in AVLP and
	Alzamend	and Alzamend	Alzamend – Net
Balance at January 1, 2020	$2,128,224	$6,540,720	$8,668,944
Investment in convertible promissory notes of AVLP	—	478,506	478,506
Investment in convertible promissory note of Alzamend	—	38,128	38,128
Investment in common stock of AVLP and Alzamend	12,884	—	12,884
Investment in warrants of Alzamend	11,872	—	11,872
Fair value of derivative instruments issued by AVLP	80,076	—	80,076
Unrealized loss in derivative instruments of AVLP	1,080,034	—	1,080,034
Unrealized loss in common stock of AVLP and Alzamend	25,176	—	25,176
Accretion of discount		1,968	1,968
Balance at September 30, 2020	$3,338,266	$7,059,322	$10,397,588

Investments in AVLP

The Company’s investments in AVLP, a related party controlled by Philou Ventures, LLC, or Philou, an affiliate of the Company, consist of convertible promissory notes, derivative instruments and shares of AVLP common stock. At September 30, 2020, the Company has provided loans to AVLP in the principal amount $10,153,661 and, in addition to the 12% convertible promissory notes, AVLP has issued to the Company warrants to purchase 20,306,921 shares of AVLP common stock at an exercise price of $0.50 per share for a period of five years. The warrants were determined by the issuer to be derivative financial instruments. At September 30, 2020 and December 31, 2019, the Company recorded a cumulative unrealized loss on its investment in warrants of AVLP of $3,284,222 and $4,364,256, respectively, representing the difference between the cost basis and the estimated fair value of the warrants in the Company’s accumulated other comprehensive income in the stockholder's equity section of the Company’s consolidated balance sheet. During the three and nine months ended September 30, 2020, the Company recognized, in other comprehensive loss, net unrealized gain on derivative securities of related party of $1,561,247 and $1,080,034, respectively, which compares with a net unrealized loss on derivative securities of related party of $1,152,480 and $1,513,661, respectively during the three and nine months ended September 30, 2019. The Company’s investment in AVLP will be revalued on each balance sheet date. The fair value of the Company’s holdings in the AVLP warrants was estimated using the Black-Scholes option-pricing method. The risk-free rate, which ranged between 0.13% and 2.98%, was derived from the U.S. Treasury yield curve, matching the term of our investment, in effect at the measurement date. The volatility factor which ranged between 68.7% and 104.6% was determined based on historical stock prices for similar technology companies with market capitalizations under $100 million. The warrant valuation is a Level 3 measurement.

In accordance with ASC No. 310, Receivables (“ASC 310”), the Company had accounted for its convertible promissory notes in AVLP at amortized cost, which represents the amount at which the convertible promissory notes were acquired, adjusted for accrued interest and accretion of original issue discount and discount attributed to the fair value of the warrants that the Company received in conjunction with its investment. Interest was accreted using the effective interest method. The Company recorded interest on an accrual basis and recognized it as earned in accordance with the contractual terms of the convertible promissory notes, to the extent that such amounts are expected to be collected. During the three and nine months ended September 30, 2019, the Company recorded $614,856 and $1,892,278, respectively, of interest income for the discount accretion and  $268,428 and $732,542, respectively, of interest income from the contractual 12% rate provided for by the convertible promissory notes. During the nine months ended September 30, 2020, no interest income was recognized from the Company’s investment in AVLP.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2020

The Company evaluated the collectability of both interest and principal for the convertible promissory notes in AVLP to determine whether there was an impairment. Based on current information and events, primarily the value of the underlying conversion feature and current economic events, the Company concluded that an impairment existed at December 31, 2019. At September 30, 2020, the Company determined that the fair value of the convertible promissory notes in AVLP was approximately $7,059,322. The Company’s determination of fair value was based upon the estimated present value of a future liquidity event combined with the closing price of AVLP’s common stock at September 30, 2020. Impairment assessments require significant judgments and are based on significant assumptions related to the borrower’s credit risk, financial performance, expected sales, and estimated fair value of the collateral.

During the nine months ended September 30, 2020 and year ended December 31, 2019, the Company acquired 5,000 shares of AVLP common stock for $1,274 and 91,000 shares of AVLP common stock for $53,032, respectively, in each case in the open market. At September 30, 2020, the closing market price of AVLP’s common stock was $0.26, an increase from $0.24 at December 31, 2019. The Company has determined that its investment in AVLP marketable equity securities should be accounted for in accordance with ASC No. 820, Fair Value Measurements and Disclosures and based upon the closing market price of AVLP common stock at September 30, 2020, the Company’s investment in AVLP common stock had an unrealized loss of $488,049.

In aggregate, the Company has 999,175 shares of AVLP common stock which represents 18.0% of AVLP’s outstanding shares of common stock. The Company has determined that AVLP is a variable interest entity (“VIE”) as it does not have sufficient equity at risk. The Company does not consolidate AVLP because the Company is not the primary beneficiary and does not have a controlling financial interest. To be a primary beneficiary, an entity must have the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, among other factors. Although the Company has made a significant investment in AVLP, the Company has determined that Philou, which controls AVLP through the voting power conferred by its equity investment and which is deemed to be more closely associated with AVLP, is the primary beneficiary. As a result, AVLP’s financial position and results of operations are not consolidated in our financial position and results of operations.

Investments in Alzamend

The Company’s investments in Alzamend, a related party, consist of a convertible promissory note, derivative instruments and shares of Alzamend common stock. At September 30, 2020, the Company has provided a loan to Alzamend in the principal amount $50,000 and, in addition to the 8% convertible promissory notes, Alzamend has issued to the Company warrants to purchase 16,667 shares of Alzamend common stock at an exercise price of $3.00 per share for a period of five years. The warrants were determined by the issuer to be derivative financial instruments. At September 30, 2020, the Company recorded a cumulative unrealized loss on its investment in warrants of Alzamend of $111, representing the difference between the cost basis and the estimated fair value of the warrants in the Company’s accumulated other comprehensive income in the stockholder's equity section of the Company’s consolidated balance sheet. The Company’s investment in Alzamend will be revalued on each balance sheet date. The fair value of the Company’s holdings in the Alzamend warrants was estimated using the Black-Scholes option-pricing method. The risk-free rate of 0.28% was derived from the U.S. Treasury yield curve, matching the term of our investment, in effect at the measurement date. The volatility factor of 103.7% was determined based on historical stock prices for similar companies with market capitalizations under $100 million. The warrant valuation is a Level 3 measurement.

In accordance with ASC No. 310, Receivables (“ASC 310”), the Company had accounted for its convertible promissory notes in Alzamend at amortized cost, which represents the amount at which the convertible promissory notes were acquired, adjusted for accrued interest and accretion of the discount attributed to the fair value of the warrants that the Company received in conjunction with its investment. Interest was accreted using the effective interest method. The Company recorded interest on an accrual basis and recognized it as earned in accordance with the contractual terms of the convertible promissory notes, to the extent that such amounts are expected to be collected. During the three and nine months ended September 30, 2019, the Company recorded $1,968 of interest income for the discount accretion and $329 of interest income from the contractual 8% rate provided for by the convertible promissory notes.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2020

The Company evaluated the collectability of both interest and principal for the convertible promissory notes in Alzamend to determine whether there was an impairment. Based on current information and events, primarily the value of the underlying conversion feature and current economic events, the Company concluded that no impairment existed at September 30, 2020.

During the nine months ended September 30, 2020 and year ended December 31, 2019, the Company also acquired 11,325 shares of Alzamend common stock for $9,060 and 372,625 shares of Alzamend common stock for $208,100, respectively. At September 30, 2020, the estimated fair value of Alzamend’s common stock was $1.50. The Company has determined that its investment in Alzamend marketable equity securities should be accounted for in accordance with ASC No. 820, Fair Value Measurements and Disclosures and based upon the estimated fair value of Alzamend common stock at September 30, 2020, the Company’s investment in Alzamend common stock had an unrealized gain of $358,765.

10. INVESTMENTS IN LIMITED PARTNERSHIP

On June 8, 2018, the Company entered into a limited partnership agreement, in which it agreed to become a limited partner in the partnership (the “NY Partnership”). The NY Partnership is a limited partner in the partnership that is responsible for the construction and related activities of a hotel in New York City. In connection with this transaction, the Company has agreed to finance a portion of the capital required by the NY Partnership. As of September 30, 2020, the Company had invested an aggregate of $1,869,000 in the NY Partnership. The Company has no obligation to make any capital contributions until the hotel is open for business to the public.

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

During December 2017, the Company issued 750 shares of its common stock to WT Johnson & Sons upon the conversion of Note A and WT Johnson subsequently sold the 750 shares. The proceeds from the sale of shares of common stock received upon the conversion of Note A were sufficient to satisfy the entire $2,267,766 obligation as well as an additional $400,500 of value added tax due to WT Johnson. Concurrent with entering into the exchange agreement, the Company received a promissory note in the amount of $2,668,266 from MTIX and cancelled Note B. At September 30, 2020 and December 31, 2019, the Company has valued the note receivable at $600,000, the carrying amount of Note A. The Company will recognize the remainder of the amount due from MTIX upon payment of the promissory note by MTIX.

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

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2020

Under the Tenancy in Common Agreement, CTI and its executive officers shall have the exclusive rights to use the Property for the Company and its affiliates’ business operations. The Property shall be managed by Ms. Kohn. Further, pursuant to the Tenancy in Common Agreement, for each completed calendar month of employment of Mr. Kohn by the Company, Ms. Kohn shall have the right to purchase a portion of the Company’s interest in the Property. Such right shall fully vest at the end of five years of continuous employment and the Trustee shall have the right to purchase the Company’s 28% interest in the Property for a nominal price. The Company will amortize its $300,000 investment over ten years, subject to a cliff vesting after five years. During the three and nine months ended September 30, 2020 and 2019, the Company recognized $7,500 and $22,500, respectively, in amortization expense. At September 30, 2020 and December 31, 2019, the unamortized balance of the Israeli Property was $210,000 and $232,500, respectively. If Mr. Kohn is not employed by the Company, the Company shall have the right to demand that Ms. Kohn purchase the Company’s remaining interest in the Property that was not subject to vesting for the fair market value of such unvested Property interest.

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

Options granted under the Plans have an exercise price equal to or greater than the fair value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant. Typically, options granted generally become fully vested after four years. Any options that are forfeited or cancelled before expiration become available for future grants. The options expire between 5 and 10 years from the date of grant. Restricted stock awards granted under the Plans are subject to a vesting period determined at the date of grant. As of September 30, 2020, an aggregate of 6,668 of the Company’s options are still available for future grant.

During the nine months ended September 30, 2020 and the year ended December 31, 2019, the Company did not grant any options under the Plans. Generally, options granted under the Plans become fully vested after four years. During the nine months ended September 30, 2020 and 2019, the Company also issued 102,500 and 29,375, respectively, shares of common stock to its consultants and service providers. The grant date fair value of these shares amounted to $182,575 and $338,619 respectively, which was determined from the closing price of the Company’s common stock on the date of issuance.

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

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2020

The options outstanding as of September 30, 2020, have been classified by exercise price, as follows:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$480 - $560	919	5.19	$537.96	566	$533.08
$1,208 - $1,352	31	2.88	$1,339.20	31	$1,339.20
$480 - $1,352	950	5.11	$564.32	597	$575.23

Issuances outside of Plans
$1.79	850,000	9.97	$1.79	0	$0.00

Total Options
$480 - 1,856	850,950	9.96	$2.42	597	$575.23

On September 30, 2020 and December 31, 2019, the aggregate intrinsic value of stock options that were outstanding was $187,000 and $0, respectively. and exercisable. On September 30, 2020 and December 31, 2019, there was no aggregate intrinsic value of stock options that were exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the fair value of such awards as of the period-end date

The total stock-based compensation expense related to stock options and stock awards issued pursuant to the Plans to the Company’s employees, consultants and directors, included in reported net loss for the three and nine months ended September 30, 2020 and 2019, is comprised as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock-based compensation from Plans	$202,975	$206,289	$272,466	$531,379
Stock-based compensation from issuances
outside of Plans	-	155,490	-	822,683
Total Stock-based compensation	$202,975	$361,779	$272,466	$1,354,062

A summary of option activity under the Company's stock option plans as of September 30, 2020, and changes during the nine months ended are as follows:

		Outstanding Options
				Weighted
			Weighted	Average
	Shares		Average	Remaining	Aggregate
	Available	Number	Exercise	Contractual	Intrinsic
	for Grant	of Shares	Price	Life (years)	Value
January 1, 2019	103,105	1,388	$636.47	6.33	$0
Restricted stock awards	(96,875)	—
Forfeited	438	(438)	$793.14
September 30, 2020	6,668	950	$564.32	5.11	$0

As of September 30, 2020, there was $147,418 of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted average period of 1.81 years.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2020

During the nine months ended September 30, 2020, the Company estimated the fair value of stock options granted using the Black-Scholes option pricing model with the following weighted average assumptions:

Nine Months Ended
September 30, 2020
Weighted average risk-free interest rate	0.280%
Weighted average life (in years)	5.7
Volatility	100.3% — 100.5%
Expected dividend yield	0%
Weighted average grant-date fair value per share of options granted	$1.38

13. WARRANTS

During the nine months ended September 30, 2020, the Company issued warrants to purchase an aggregate of 3,509,598 shares of common stock at an average exercise price of $1.39 per share.

(i)	On February 20, 2020, pursuant to the Master Exchange Agreement, the Company issued warrants to purchase an aggregate of 1,700,361 shares of common stock at an average exercise price equal to $1.43 per share of common stock (see Note 17).

(ii)	During the nine months ended September 30, 2020, the Company issued warrants to purchase an aggregate of 890,103 shares of common stock at an average exercise price equal to $1.08 per share of common stock in connection with the issuance of the Esousa 12% short-term promissory notes in the aggregate principal amount of $875,000 (see Note 17).

(iii)	On April 14, 2020, the Company issued warrants to purchase up to 157,143 shares of common stock at an exercise price equal to $1.17 per share of common stock in connection with the issuance of a convertible promissory note in the principal amount of $100,000 (see Note 19).

(iv)	On May 28, 2020, the Company issued warrants to purchase an aggregate of 400,000 shares of common stock at an exercise price equal to $1.07 per share of common stock in connection with the issuance of a convertible promissory note in the principal amount of $200,000 (see Note 19).

(v)	On June 26, 2020, the Company issued warrants to purchase an aggregate of 361,991 shares of common stock at an exercise price equal to $2.43 per share of common stock in connection with the issuance of promissory notes in the aggregate principal face amount of $800,000 (see Note 17).

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2020

The following table summarizes information about common stock warrants outstanding at September 30, 2020:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$-	6,500	3.50	$-	6,500	$-
$0.88	281,250	4.52	$0.88	281,250	$0.88
$1.07	400,000	4.66	$1.07	400,000	$1.07
$1.14	144,928	4.44	$1.14	144,928	$1.14
$1.16	95,238	4.65	$1.16	95,238	$1.16
$1.17	157,143	4.53	$1.17	157,143	$1.17
$1.19	277,778	4.41	$1.19	277,778	$1.19
$1.21	90,909	4.56	$1.21	90,909	$1.21
$1.43	1,700,361	4.36	$1.43	1,700,361	$1.43
$2.43	361,991	1.16	$2.43	361,991	$2.43
$8.00	397	1.09	$8.00	397	$8.00
$8.80	25,000	3.75	$8.80	25,000	$8.80
$12.00	12,500	3.61	$12.00	12,500	$12.00
$19.80	15,555	3.50	$19.80	15,555	$19.80
$440.00	355	2.11	$440.00	355	$440.00
$480.00	94	2.58	$480.00	94	$480.00
$528.00	186	2.09	$528.00	186	$528.00
$560.00	2,657	2.12	$560.00	2,657	$560.00
$600.00	170	1.62	$600.00	170	$600.00
$640.00	200	1.57	$640.00	200	$640.00
$752.00	9,614	2.62	$752.00	9,614	$752.00
$800.00	350	2.19	$800.00	350	$800.00
$880.00	947	0.92	$880.00	947	$880.00
$920.00	2,126	2.49	$920.00	2,126	$920.00
$1,040.00	1,243	2.54	$1,040.00	1,243	$1,040.00
$1,760.00	781	2.31	$1,760.00	781	$1,760.00
$1,800.00	140	2.32	$1,800.00	140	$1,800.00
$2,000.00	203	2.32	$2,000.00	203	$2,000.00
$0.88 - $2,000.00	3,588,616	4.09	$5.91	3,588,616	$5.91

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

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2020

The Company utilized the Black-Scholes option pricing model and the assumptions used during the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30, 2020	September 30, 2019
Weighted average risk free interest rate	0.17% — 1.38%	1.75% — 2.28%
Weighted average life (in years)	1.42 — 5	5.0
Volatility	86.3% — 103.1%	85.5% —87.5%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of warrants granted	$1.39	$10.34

14. OTHER CURRENT LIABILITIES

Other current liabilities at September 30, 2020 and December 31, 2019 consist of:

	September, 30	December 31,
	2020	2019
Accrued payroll and payroll taxes	$1,594,038	$1,237,054
Warrant liability	3,561,067	9,364
Warranty liability	86,070	80,412
Other accrued expenses	260,848	218,380
	$5,502,023	$1,545,210

15. LEASES

We have operating leases for office space. Our leases have remaining lease terms of 1 month to 10.8 years, some of which may include options to extend the leases perpetually, and some of which may include options to terminate the leases within 1 year.

The following table provides a summary of leases by balance sheet category as of September 30, 2020:

September 30, 2020
Operating right-of-use assets	$4,130,760
Operating lease liability - current	514,910
Operating lease liability - non-current	3,683,355

The components of lease expenses for the nine months ended September 30, 2020, were as follows:

Nine Months Ended
September 30, 2020
Operating lease cost	$695,456
Short-term lease cost	-
Variable lease cost	106,927

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2020

The following tables provides a summary of other information related to leases for the nine months ended September 30, 2020:

September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$762,356
Right-of-use assets obtained in exchange for new operating lease liabilities	$-
Weighted-average remaining lease term - operating leases	7.4 years
Weighted-average discount rate - operating leases	10%

The Company determined that using a discount rate of 10% is reasonable, as this is consistent with the mortgage rates for commercial properties for the time period commensurate with the terms of the leases.

Maturity of lease liabilities under our non-cancellable operating leases as of September 30, 2020, are as follows:

Payments due by period
2020 (remainder)	$247,790
2021	880,914
2022	872,599
2023	895,200
2024	857,368
Thereafter	2,233,700
Total lease payments	5,987,571
Less interest	(1,789,306)
Present value of lease liabilities	$4,198,265

16. ADVANCES ON FUTURE RECEIPTS

The Company has received funding as a result of entering into multiple Agreements for the Purchase and Sale of Future Receipts (the “Agreements on Future Receipts”). The Agreements on Future Receipts have been personally guaranteed by the Company’s Chief Executive Officer and in one instance has also been guaranteed by Philou. During the nine months ended September 30, 2020, the Company made payments of $762,076 on the outstanding balance. The Company is in default on its payment obligations on these Agreements on Future Receipts.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2020

17. NOTES PAYABLE

Notes Payable at September 30, 2020 and December 31, 2019, are comprised of the following:

	September 30,	December 31,
	2020	2019
Esousa purchased notes	$431,668	$2,828,323
Esousa additional purchased notes	1,772,700	632,000
Esousa short-term promissory notes	4,850,000	—
June '20 short-term promissory notes	800,000	—
Other short-term notes payable	1,182,401	1,050,339
Notes payable to Wells Fargo	189,037	290,560
Note payable to Dept. of Economic and Community Development	204,813	229,096
Paycheck Protection Program Loans	1,162,302	—
SBA Economic Injury Disaster Loan	150,000	—
Short term bank credit	1,423,724	1,622,337
Total notes payable	12,166,645	6,652,655
Less:
Unamortized debt discounts	(1,980,685)	(29,348)
Unamortized financing cost	—	(3,668)
Total notes payable, net of financing cost	$10,185,960	$6,619,639
Less: current portion	(9,833,928)	(6,137,015)
Notes payable – long-term portion	$352,032	$482,624

Master Exchange Agreement

On February 10, 2020, the Company entered into a master exchange agreement (the “Master Exchange Agreement”) with Esousa Holdings, LLC (“Esousa” or the “Creditor”) which acquired $4,163,481 in principal amount, plus accrued but unpaid interest, of certain promissory notes that had been previously issued by the Company to Dominion Capital LLC (the “Dominion Short-Term Promissory Note”) and the Canadian Special Opportunity Fund, LP (the “CSOF Short-Term Promissory Note” and with the Dominion Short-Term Promissory Note, the “Esousa Purchased Notes”) in separate transactions. The Creditor also agreed to purchase additional notes and during the three months ended September 30, 2020, Esousa acquired $2,240,015 in principal amount, plus accrued but unpaid interest, of certain additional promissory notes that had been previously issued by us (the “Esousa Additional Purchased Notes” and collectively, with the Esousa Purchased Notes, the “Notes”). Pursuant to the Master Exchange Agreement, the Creditor has the unilateral right to acquire shares of the Company’s common stock (the “Exchange Shares”) in exchange for the Notes.

The first exchange occurred on the date of the Master Exchange Agreement when the Creditor exchanged a portion of the Esousa Purchased Notes for the Exchange Shares (the “Initial Exchange”) and the second exchange (the “Second Exchange” and together with the Initial Exchange, the “Exchange”) began July 8, 2020 when the Company received stockholder approval at a special meeting thereof for the Exchange of the Esousa Additional Purchased Notes for the Company’s common stock, and subsequently, authorization from the NYSE American (together, the “Required Approvals”).

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2020

The Exchange Agreement provides for two pricing periods, the first of which commenced after the date on which the Creditor received the Exchange Shares pursuant to the Initial Exchange and ended on the date that was 90 days after receipt thereof, and the second of which shall commence on the date on which the Creditor receives the Exchange Shares pursuant to the Second Exchange and ending on the date that is 90 days after receipt thereof, in either case, unless earlier terminated by the Creditor by written notice.

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

Pursuant to the Master Exchange Agreement, the Company issued warrants to purchase an aggregate of 1,832,597 shares of common stock at an average exercise price equal to $1.43 per share of common stock. The warrants became exercisable in July 2020. In connection therewith, the Company agreed to file a registration statement to register the sale of the shares of common stock underlying the exercise of the warrants by the Creditor pursuant to the Master Exchange Agreement. Since the Creditor did not purchase all of the additional notes, the Company has the option to acquire a portion of the warrants from the Creditor for an aggregate price of $1.00. Consequently, at September 30, 2020, the option represented the right to acquire 132,236 of the warrants from the Creditor. Therefore, only 1,700,360 options are deemed outstanding at September 30, 2020.

The Company computed the fair value of the 1,700,360 warrants using the Black-Scholes option pricing model and, as a result of this calculation, recorded a loss on extinguishment in the amount of $2,713,874 based on the estimated fair value of the warrants. The fair value of the warrants was estimated using the Black-Scholes option-pricing method. The risk-free rate of 0.23% to 1.38% was derived from the U.S. Treasury yield curve, matching the term of the warrants, in effect at the measurement dates. The volatility factor of 86.31% to 100.82% was determined based on historical stock prices of similar technology companies.

During the nine months ended September 30, 2020, the Company issued to the investor an aggregate of 5,771,580 shares of the Company’s common stock upon the exchange of principal and interest in the amount of $2,396,655 and $1,536,064, respectively. A loss on extinguishment of $10,548,535 was recognized on the issuances of common stock based on the fair value of the Company’s common stock at the date of the exchanges.

Esousa short-term promissory notes

During the nine months ended September 30, 2020, the Company issued to Esousa 12% short-term promissory notes in the aggregate principal amount of $2,000,000 and five-year warrants to purchase an aggregate of 890,103 shares of common stock at an average exercise price equal to $1.08 per share of common stock. The Esousa 12% short-term promissory notes have a term of three months.

The Company computed the fair value of the warrants using the Black-Scholes option pricing model and, as a result of this calculation, recorded debt discount in the amount of $354,426 based on the estimated fair value of the warrants. During the nine months ended September 30, 2020, the entire amount of debt discount was amortized as non-cash interest expense. The fair value of the warrants was estimated using the Black-Scholes option-pricing method. The risk-free rates ranged from 0.34% and 1.11% and were derived from the U.S. Treasury yield curve, matching the term of the warrants, in effect at the measurement dates. The volatility factor was between 86.31% and 94.51% and was determined based on historical stock prices of similar technology companies. The Company was prohibited from issuing the shares of common stock issuable upon exercise of the warrants until stockholder approval of such issuance of securities was obtained as required by applicable NYSE American listing rules. The Company received stockholder approval of such share issuances on July 8, 2020 and subsequently obtained approval by the NYSE American to issue such shares.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2020

Between August 2020 and September 2020, the Company also received $2,850,000 in loans from Esousa pursuant to which the Company agreed to issue unsecured short-term promissory notes with interest rates of 13% and 14% and warrants with terms of approximately one and a half years to purchase an aggregate of 1,154,927 shares of the Company’s common stock at an average exercise price of $2.71 per share of common stock. Both the notes and warrants were executed subsequent to September 30, 2020 (see Note 25). The notes have a term of three months from the date the Company received the proceeds. The warrants are immediately exercisable if the Company receives stockholder approval at an annual meeting of stockholders to be held on December 30, 2020, and subsequently, authorization from the NYSE American. The warrants may be exercised via cashless exercise at the option of the Investor. These warrants to purchase common stock do not qualify to be treated as equity, and accordingly, were recorded as a liability. The Company is required to present these instruments at fair value at each reporting date and any changes in fair values shall be recorded as an adjustment to earnings.

The Company computed the fair value of the warrants using the Black-Scholes option pricing model and, as a result of this calculation, recorded debt discount in the amount of $2,727,085 based on the estimated fair value of the warrants. During the nine months ended September 30, 2020, non-cash interest expense of $1,190,706 was recorded from the amortization of debt discounts. The fair value of the warrants was estimated using the Black-Scholes option-pricing method. The risk-free rate of 0.17% was derived from the U.S. Treasury yield curve, matching the term of the warrants, in effect at the measurement dates. The volatility factor of 104.56% was determined based on historical stock prices of similar technology companies.

June ‘20 short-term promissory notes

On June 26, 2020, the Company issued to several institutional investors unsecured 12% short-term promissory notes in the aggregate principal amount of $800,000 and seventeen month warrants to purchase an aggregate of 361,991 shares of the Company’s common stock at an exercise price of $2.43 per share of common stock. These notes have a term of three months. The warrants are immediately exercisable once the Company obtains approval thereof by the NYSE American. The warrants may be exercised via cashless exercise at the option of the Investor. These warrants to purchase common stock do not qualify to be treated as equity, and accordingly, were recorded as a liability. The Company is required to present these instruments at fair value at each reporting date and any changes in fair values shall be recorded as an adjustment to earnings.

Paycheck Protection Program

In March 2020, U.S. lawmakers agreed on the passage of a $2 trillion stimulus bill called the CARES (Coronavirus Aid, Relief, and Economic Security) Act to blunt the impact of an economic downturn set in motion by the global coronavirus pandemic. On March 27, 2020, President Trump signed the bill into law. The main driver of small business stimulus in the CARES Act is contained in the Paycheck Protection Program (“PPP”). PPP Loans may be used to cover payroll, benefits, and salaries, as well as interest payments, rent, and utilities. Fees are waived, and collateral and personal guarantees are not required. Payments are deferred for a minimum of six months, up to one year, and there are no prepayment penalties.

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

SEPTEMBER 30, 2020

Economic Injury Disaster Loan

On May 27, 2020, the Company received an Economic Injury Disaster Loan in the principal amount of $150,000 with an annual interest rate of 3.75%. The Company shall begin making principal and interest payments of $731 every month beginning on May 27, 2021. All remaining principal and interest is due and payable thirty years from the date of the note.

18. NOTES PAYABLE – RELATED PARTIES

Notes Payable – Related parties at September 30, 2020 and December 31, 2019, are comprised of the following:

	September 30,	December 31,
	2020	2019
Notes payable, related parties	$263,169	$284,317
Less: current portion	(211,253)	(169,153)
Notes payable, related parties – long-term portion	$51,916	$115,164

Microphase is a party to several notes payable agreements with six of its past officers, employees and their family members. As of September 30, 2020, the aggregate outstanding balance pursuant to these notes payable agreements, inclusive of $38,569 of accrued interest, was $301,738, with annual interest rates ranging between 3.00% and 6.00%.

19. CONVERTIBLE NOTES

Convertible Notes Payable at September 30, 2020 and December 31, 2019, are comprised of the following:

	September 30,	December 31,
	2020	2019
8% Convertible promissory note	$—	$935,772
12% Convertible promissory note	—	815,218
4% Convertible promissory note	660,000	660,000
12% November 2019 convertible promissory note	—	350,000
12% August 2020 convertible promissory note	330,000	—
April 2020 convertible promissory note	100,000	—
Total convertible notes payable	1,090,000	2,760,990
Less:
Unamortized debt discounts	(332,162)	(355,227)
Total convertible notes payable, net of financing cost	$757,838	$2,405,763
Less: current portion	(392,044)	(2,100,990)
Convertible notes payable, net of financing cost – long-term portion	$365,794	$304,773

8% Convertible Promissory Note

On November 15, 2019, the Company entered into an exchange agreement with a lender pursuant to which the Company issued to the lender a convertible promissory note in the principal amount of $935,772 with an interest rate of 8% per annum. The 8% convertible promissory note is convertible into shares of the Company’s common stock at conversion price of $1.80. During the nine months ended September 30, 2020, the Company issued 529,425 shares of common stock upon the conversion of principal and interest of $952,965. Since the proceeds received by the investor from the sales of common stock were less than the amount of principal and accrued interest, the investor was due a true up payment in the amount of $210,049, which was recognized as additional interest expense.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2020

12% Convertible Promissory Note

On February 5, 2020 the Company entered into an exchange agreement (the “February 2020 Exchange Agreement”) with an institutional investor pursuant to which the Company issued to the investor a 12% convertible promissory note in the principal amount of $295,000 with a conversion price of $1.45 per share of common stock and a 12% promissory note in the principal amount of $585,919. These two notes were issued upon the exchange of the 12% Convertible Promissory Note, in the principal amount of $815,218, issued on September 26, 2019. On February 25, 2020, the Company issued to the investor 203,448 shares of the Company’s common stock upon the conversion of principal of $295,000. Since the exchange provided the institutional investor with a substantive conversion feature, the debt instruments were determined to be substantially different and a loss on extinguishment of $20,345 was recognized. During the three months ended September 30, 2020, Esousa purchased the 12% promissory note in the principal amount of $585,919 from the institutional investor (See Note 17).

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

May 2020 Convertible Promissory Note

On May 28, 2020, the Company entered into a securities purchase and exchange agreement with an institutional investor. Pursuant to the agreement, the Company exchanged a 12% short-term promissory note in the principal amount of $235,796 for a new note due and payable on June 30, 2020 (the “Exchanged Note”) that would become convertible into common stock of the Company should the Company be in default under the terms of the Exchanged Note. In addition, pursuant to the agreement, the Company issued to the investor a note due and payable on November 28, 2020 in the principal amount of $200,000 that became convertible into the Company’s common stock commencing June 30, 2020 with an original issue discount of twenty percent (20%). In conjunction with the issuance of the Convertible Note, the Company also issued to the investor a warrant to purchase an aggregate of 400,000 shares of Common Stock at an exercise price of $1.07. The exercise of the warrant is subject to approval of the NYSE American. During the three months ended September 30, 2020, Esousa purchased both the Exchanged Note and the Convertible Note from the institutional investor (See Note 17).

20. CONVERTIBLE NOTE PAYABLE – RELATED PARTY

On February 5, 2020, the Company issued an 8% convertible promissory note in the principal amount of $1,000,000 to Ault & Company (the “Ault & Company Convertible Note”). The principal amount of this note, plus any accrued and unpaid interest at a rate of 8% per annum, shall be due and payable on August 5, 2020. The Ault & Company Convertible Note shall be convertible into shares of the Company’s common stock at a conversion price of $1.45 per share.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2020

At the time of issuance of the Ault & Company Convertible Note, the closing price of the Company’s common stock was in excess of the conversion price, resulting in a beneficial conversion feature (“BCF”). The BCF embedded in the Ault & Company Convertible Note is accounted for under ASC No. 470, Debt (“ASC 470”). At issuance, the intrinsic value of the BCF totaled $68,966, based on the difference between the effective conversion price and the fair value of the Company’s common stock at the commitment date of the transaction. The Company was prohibited from issuing the shares of common stock issuable pursuant to the Ault & Company Convertible Note unless stockholder approval of such issuance of securities was obtained as required by applicable NYSE American listing rules resulting in a contingent BCF. The Company received stockholder approval on July 8, 2020. On August 20, 2020, the Company issued 413,793 shares of its common stock upon the conversion of $600,000 in principal.

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

SEPTEMBER 30, 2020

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

The Complaint asserts claims for breach of contract and promissory estoppel against us and our subsidiary arising from the subsidiary’s alleged failure to honor its obligations under the purchase agreement. The Complaint seeks monetary damages in excess of $1,388,495, plus attorneys’ fees and costs.

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

SEPTEMBER 30, 2020

On July 24, 2020, Plaintiffs filed their opposition papers to our joint motion to dismiss.

The motion to dismiss was returnable before the Court on November 17, 2020. The Court is fully briefed and motion is before the court.

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

Other Litigation Matters

Several non-trade creditors of the Company commenced litigation against the Company for payment of approximately $4.2 million of debt obligations not paid according to contractual terms. The Company has since repaid approximately $4.1 million of such debt obligations and entered into settlement agreements for the remaining amount of approximately $70,000 which is included within future receipts obligations in the accompanying consolidated balance sheet at September 30, 2020. The Company also recorded approximately $400,000 of trade liabilities for a judgment settled in favor of a trade creditor as of September 30, 2020 and is currently a defendant in several other claims made by trade creditors in which the maximum loss exposure is currently estimated to be approximately $200,000. The outcome of any matters relating to unresolved trade credit obligations cannot be predicted at this time.

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

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2020

22. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 25,000,000 shares of Preferred Stock $0.001 par value. The Board has designated 1,000,000 shares as Series A Convertible Preferred Stock (the “Series A Preferred Stock”), 500,000 shares as Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and 2,500 shares as Series C Convertible Redeemable Preferred Stock (the “Series C Preferred Stock”). The rights, preferences, privileges and restrictions on the remaining authorized 23,497,500 shares of Preferred Stock have not been determined. The Board is authorized to designate a new series of preferred shares and determine the number of shares, as well as the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred shares. As of September 30, 2020, there were 7,040 shares of Series A Preferred Stock, 125,000 shares of Series B Preferred Stock and no other shares of Preferred Stock issued or outstanding.

Common Stock

Common stock confers upon the holders the rights to receive notice to participate and vote at any meeting of stockholders of the Company, to receive dividends, if and when declared, and to participate in a distribution of surplus of assets upon liquidation of the Company. The Class B common stock carries the voting power of 10 shares of Class A common stock.

2020 Issuances

Issuances of Common Stock for Services

During the nine months ended September 30, 2020, the Company issued 102,500 shares of its common stock as payment for services to its consultants. The shares were valued at $182,575, an average of $1.78 per share.

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

Issuance of common stock for conversion of debt

During the nine months ended September 30, 2020, principal and accrued interest of $3,977,427 and $1,584,841, respectively, on the Company’s debt securities was satisfied through the issuance of 6,824,936 shares of the Company’s common stock. The Company recognized a loss on extinguishment of $10,548,535 as a result of these issuances.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2020

On August 20, 2020, the Company issued 413,793 shares of its common stock upon the conversion of $600,000 in principal on the Ault & Company Convertible Note.

23. RELATED PARTY TRANSACTIONS

a.	The Company and AVLP entered into a Loan and Security Agreement (“AVLP Loan Agreement”) with an effective date of August 21, 2017, pursuant to which the Company will provide AVLP a non-revolving credit facility of up to $10,000,000 for a period ending on August 21, 2021, subject to the terms and conditions stated in the Loan Agreement, including that the Company having available funds to grant such credit. At September 30, 2020, the Company has provided loans to AVLP in the principal amount $10,153,661 and, in addition to the 12% convertible promissory notes, AVLP has issued to the Company warrants to purchase 20,306,921 shares of AVLP common stock. Under the terms of the AVLP Loan Agreement, any notes issued by AVLP are secured by the assets of AVLP. As of September 30, 2020, the Company recorded contractual interest receivable attributed to the AVLP Loan Agreement of $2,025,475 and a provision for loan losses of $5,159,910.

During the nine months ended September 30, 2020 and the year ended December 31, 2019, the Company also acquired in the open market 5,000 shares of AVLP common stock for $1,274 and 91,000 shares of AVLP common stock for $53,032, respectively. At September 30, 2020, the Company’s investment in AVLP common stock had an unrealized loss of $488,049.

Philou is AVLP’s controlling shareholder. Mr. Ault is Chairman of AVLP’s Board of Directors and the Chairman of the Board. Mr. William B. Horne is the Chief Financial Officer and a director of AVLP and the Company.

In March 2017, the Company was awarded a $50 million purchase order by MTIX to manufacture, install and service the Multiplex Laser Surface Enhancement (“MLSE”) plasma-laser systems. On April 12, 2019, the Company received payment of $2,676,219 for manufacturing services performed during the year ended December 31, 2018 on the first MLSE system. At September 30, 2020, the Company had recorded a receivable from MTIX of $1,238,856.

b.	At September 30, 2020, the Company has provided a loan to Alzamend in the principal amount $50,000 and, in addition to the 8% convertible promissory notes, Alzamend has issued to the Company warrants to purchase 16,667 shares of Alzamend common stock at an exercise price of $3.00 per share for a period of five years. The warrants were determined by the issuer to be derivative financial instruments. At September 30, 2020, the Company recorded a cumulative unrealized loss on its investment in warrants of Alzamend of $111, representing the difference between the cost basis and the estimated fair value of the warrants in the Company’s accumulated other comprehensive income in the stockholder's equity section of the Company’s consolidated balance sheet. The Company recorded interest on an accrual basis and recognized it as earned in accordance with the contractual terms of the convertible promissory notes, to the extent that such amounts are expected to be collected. During the three and nine months ended September 30, 2019, the Company recorded $1,968 of interest income for the discount accretion and $329 of interest income from the contractual 8% rate provided for by the convertible promissory notes.

During the nine months ended September 30, 2020 and year ended December 31, 2019, the Company also acquired 11,325 shares of Alzamend common stock for $9,060 and 372,625 shares of Alzamend common stock for $208,100, respectively. At September 30, 2020, the estimated fair value of Alzamend ’s common stock was $1.50. The Company has determined that its investment in Alzamend marketable equity securities should be accounted for in accordance with ASC No. 820, Fair Value Measurements and Disclosures and based upon the estimated fair value of Alzamend common stock at September 30, 2020, the Company’s investment in AVLP common stock had an unrealized gain of $358,765.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2020

Mr. Ault is Executive Chairman of Alzamend’s Board of Directors and the Chairman of the Board. Mr. William B. Horne and Mr. Henry Nisser are directors of Alzamend and the Company. Mr. Kenneth S. Cragun is Chief Financial Officer of Alzamend and the Company.

c.	During the nine months ended September 30, 2020, Ault & Company, Inc. (“Ault & Company”) has provided $422,758 in short-term advances, net of repayments. Ault and Company is the Manager of Philou which presently owns 125,000 shares of the Company’s Series B Preferred Stock. Mr. Ault and Mr. Horne serve as the Chief Executive Officer and Chief Financial Officer, respectively, of Ault & Company.

d.	On December 22, 2019, the Company entered into a securities purchase agreement with Ault & Company. Pursuant to the terms of the agreement, Ault & Company purchased an aggregate of 660,667 shares of the Company’s common stock for a total purchase price of $739,948, at a purchase price per share of $1.12, subject to the approval of the NYSE American. The NYSE American approved the purchase on January 15, 2020.

e.	On February 5, 2020, the Company issued an 8% convertible promissory note in the principal amount of $1,000,000 and a maturity date of August 5, 2020 to Ault & Company (see Note 20). On August 20, 2020, the Company issued 413,793 shares of its common stock upon the conversion of $600,000 in principal on the Ault & Company Convertible Note.

f.	Ault & Company guaranteed the prompt and complete payment and performance of the Dominion Short-Term Promissory Note, which was purchased by Esousa, with a principal face amount of $2,900,000.

g.	Milton C. Ault, III, the Company’s Chairman and Chief Executive Officer and MCKEA guaranteed the Company’s obligation to repay a 12% January 2020 short-term promissory note in the principal amount of $235,796. MCKEA is the majority member of Philou and Kristine L. Ault, a former director and the wife of Mr. Ault III, is the manager and owner of MCKEA.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2020

24. SEGMENT, CUSTOMERS AND GEOGRAPHICAL INFORMATION

The Company has three reportable segments; see Note 1 for a brief description of the Company’s business.

The following data presents the revenues, expenditures and other operating data of the Company’s operating segments and presented in accordance with ASC No. 280. The total loss from operations of the Company’s reportable segments is less than the Company’s consolidated loss from operations due to DPW Holdings corporate expenses.

	Three Months ended September 30, 2020
	GWW	Coolisys	Ault Alliance	Total
Revenue	$4,329,295	$1,375,805	$—	$5,705,100
Revenue, lending activities	—	—	(29,536)	(29,536)
Total revenues	$4,329,295	$1,375,805	$(29,536)	$5,675,564

Depreciation and
amortization expense	$328,302	$21,426	$—	$349,728

Loss from operations	$(65,369)	$126,593	$(40,561)	$20,663
Capital expenditures for
segment assets, as of
September 30, 2020	$337,921	$26,425	$—	$364,346

Identifiable assets as of
September 30, 2020	$21,186,343	$21,009,613	$1,448,856	$43,644,812

	Three Months ended September 30, 2019
	GWW	Coolisys	Ault Alliance	Total
Revenue	$3,355,897	$1,612,543	$—	$4,968,440
Revenue, cryptocurrency
mining	—	307,172	—	307,172
Revenue, lending activities	—	—	69,217	69,217
Total revenues	$3,355,897	$1,919,715	$69,217	$5,344,829

Depreciation and
amortization expense	$151,257	$747,034	$—	$898,291

Loss from operations	$(133,909)	$(5,050,617)	$(70,953)	$(5,255,479)
Capital expenditures for
segment assets, as of
September 30, 2019	$25,135	$30,582	$—	$55,717

Identifiable assets as of
September 30, 2019	$19,440,320	$28,079,982	$2,983,046	$50,503,348

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2020

	Nine Months ended September 30, 2020
	GWW	Coolisys	Ault Alliance	Total
Revenue	$12,905,877	$3,803,241	$—	$16,709,118
Revenue, lending activities	—	—	$(27,140)	(27,140)
Total revenues	$12,905,877	$3,803,241	$(27,140)	$16,681,978

Depreciation and
amortization expense	$478,316	$129,644	$—	$607,960

Loss from operations	$118,642	$(27,460)	$(121,977)	$(30,795)
Capital expenditures for
segment assets, as of
September 30, 2020	$528,038	$26,425	$—	$554,463

Identifiable assets as of
September 30, 2020	$21,170,343	$21,297,286	$1,448,856	$43,916,485

	Nine Months ended September 30, 2019
	GWW	Coolisys	Ault Alliance	Total
Revenue	$10,754,949	$4,306,340	$—	$15,061,289
Revenue, cryptocurrency
mining	—	592,092	—	592,092
Revenue, lending activities	—	—	443,927	443,927
Total revenues	$10,754,949	$4,898,432	$443,927	$16,097,308

Depreciation and
amortization expense	$553,642	$2,239,958	$—	$2,793,600

Loss from operations	$(651,993)	$(7,188,830)	$(29,663)	$(7,870,486)
Capital expenditures for
segment assets, as of
June 30, 2019	$102,364	$46,959	$—	$149,323

Identifiable assets as of
June 30, 2019	$19,138,562	$23,200,317	$3,184,296	$45,523,175

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2020

Concentration Risk:

The following tables provide the percentage of total revenues for the three and nine months ended September 30, 2020 and 2019 attributable to a single customer from which 10% or more of total revenues are derived.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020		September 30, 2020

	Total Revenues	Percentage of	Total Revenues	Percentage of
	by Major	Total Company	by Major	Total Company
	Customers	Revenues	Customers	Revenues
Customer A	$1,862,667	33%	$5,596,089	34%
Customer B	1,065,400	19%	2,660,800	16%

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019		September 30, 2019

	Total Revenues	Percentage of	Total Revenues	Percentage of
	by Major	Total Company	by Major	Total Company
	Customers	Revenues	Customers	Revenues
Customer A	$1,429,455	27%	$2,845,541	18%

Revenue from Customer A is attributable to Enertec. Revenue from Customer B is attributable to Microphase. Further, at September 30, 2020, MTIX represented all the Company’s accounts and other receivable, related party.

25. SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2020, and thru the date of this report being issued and has determined that it does not have any material subsequent events to disclose in these financial statements except for the following.

At-The-Market Equity Offering

On October 2, 2020 the Company established an “at-the-market” equity offering program under which it may sell, from time to time, shares of its common stock for aggregate gross proceeds of up to $8,975,000. The shares of common stock will be offered through Ascendiant Capital Markets, LLC, which will act in its capacity as sales agent (the “Agent”).

Pursuant to a sales agreement with the Agent, sales of shares of the Company's common stock may be made in transactions that are deemed to be “at-the-market” offerings, including sales made by means of ordinary brokers’ transactions on the NYSE American or otherwise at market prices prevailing at the time of sale or as agreed to with the Agent.

The Company intends to use the net proceeds from the “at-the-market” equity offering, if any, for the financing of possible acquisitions of companies and technologies, business expansions and investments and for working capital and general corporate purposes, which may include the repayment, refinancing, redemption or repurchase of future indebtedness or capital stock. The Company does not have agreements or commitments for any specific acquisitions at this time.

DPW HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

SEPTEMBER 30, 2020

The shares of common stock described above are being offered pursuant to a shelf registration statement (File No. 333-222132) which became effective on January 11, 2018. Such shares of common stock may be offered only by means of a prospectus, including a prospectus supplement, forming a part of the effective registration statement.

During October and through November 13, 2020 the Company received gross proceeds of $5,375,055 through the sale of 2,935,875 shares of the Company’s common stock through the ATM Offering.

Issuance of common stock for conversion of debt

During October 2020, principal and accrued interest of $2,277,194 on the Company’s debt securities was satisfied through the issuance of 2,108,152 shares of the Company’s common stock.

I.AM Bankruptcy Filing

On November 2, 2020, I.AM, Inc. filed a voluntary petition for bankruptcy under Chapter 7 in the United States Bankruptcy Court in the Central District of California, Santa Ana Division, case number 8:20-bk-13076.

13% Unsecured Promissory Note

On August 5, 2020, the Company received $2,000,000 from Esousa and on October 22, 2020, the Company issued to Esousa a promissory note in the principal face amount of $2,000,000, with an interest rate of 13%. The outstanding principal face amount, plus any accrued and unpaid interest, is due by November 3, 2020, or as otherwise provided in accordance with the terms set forth therein. In connection therewith, the Company delivered to the institutional investor a warrant to purchase 729,927 shares of the Company’s common stock at an exercise price of $3.01. The exercise of the warrant is subject to approval of the NYSE American.

14% Unsecured Promissory Notes

The Company issued to Esousa two unsecured promissory notes in the aggregate principal face amount of $1,200,000, of which $850,000 was received prior to September 30, 2020. The principal amount of $850,000 of the first Note dated October 27, 2020, together with all accrued unpaid interest at an annual rate of 14%, is due and payable on December 28, 2020. The principal amount of $350,000 of the second Note dated October 27, 2020, together with all accrued unpaid interest at an annual rate of 14%, is due and payable on January 7, 2021.

In connection with the two Promissory Notes, the Company delivered to the institutional investor (i) a warrant dated October 27, 2020, to purchase 425,000 shares of the Company’s common stock at an exercise price of $2.20 (the “First Warrant”), and (ii) a warrant dated October 27, 2020, to purchase 148,936 shares of the Company’s common stock at an exercise price of $2.59. The exercise of the warrants is subject to approval of the NYSE American.

Pending Acquisiton of Relec Electronics Ltd.

On November 9, 2020, GWW entered into a Stock Purchase Agreement (the “Agreement”) with Tabard Holdings Inc., a Delaware corporation and wholly owned subsidiary of GWW (“Tabard”), the legal and beneficial owners (the “Sellers”) of 100% of the issued shares in the capital of Relec Electronics Ltd., a corporation organized under the laws of England and Wales (“Relec”), and Peter Lappin, in his capacity as the representative of the Sellers (the “Sellers’ Representative”).  Upon the terms and subject to the conditions set forth in the Agreement, Tabard shall acquire Relec pursuant to the Agreement whereby the Sellers shall sell to Tabard (i) 100% of the issued shares of Relec. The purchase price is approximately £3,000,000 plus an amount equal to Relec’s cash balance immediately prior to closing of the acquisiton. Tabard has paid the sum of $500,000 to an escrow as a deposit toward payment of the purchase price.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this quarterly report, the “Company,” “DPW Holdings,” “we,” “us” and “our” refer to DPW Holdings, Inc., a Delaware corporation, our wholly-owned subsidiaries, Gresham Worldwide, Inc., Coolisys Technologies, Corp, Ault Alliance, Inc., Digital Power Lending, LLC, Digital Farms, Inc., Gresham Power Electronics, Enertec Systems 2001 Ltd. and our majority owned subsidiary, Microphase Corporation.

Recent Developments

On January 7, 2020, we formed Coolisys Technologies Corp. (“CTC”), a wholly-owned subsidiary, in order to hold Digital Power Corporation which designs, develops, manufactures and sells high-grade customized and flexible power system solutions. Coolisys Technologies, Inc. (“CTI”) is presently owned by Gresham Worldwide, Inc. (“GWW”) and owns Microphase Corporation, Gresham Power Electronics and Enertec Systems. We may merge CTI out of existence in the future, leaving GWW as the direct owner of the three foregoing subsidiaries.

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

In connection with the Settlement Agreement, the parties agreed upon a payment of attorneys’ fees in the amount of $600,000 payable by the Company’s Director & Officer liability insurance. The Settlement Agreement contains no admission of wrongdoing. The Company has always maintained and continues to believe that it did not engage in any wrongdoing or otherwise commit any violation of federal or state securities laws or other laws.

Other Matters

During the first quarter of 2020, we decided to discontinue the operations of Digital Farms and I.AM. On March 16, 2020, to try and mitigate the spread of the novel coronavirus, San Diego County health officials issued orders mandating that all restaurants must end dine-in services. As a result of these temporary closures by the San Diego County health officials and the deteriorating business conditions at both our cryptocurrency mining and restaurant businesses, management concluded that discontinuing these operations was ultimately in our best interest. Although we have ceased operations at Digital Farms, since the assets and operations have not yet been abandoned, sold or distributed, these assets do not yet meet the requirement for presentation as discontinued operations. However, management determined that the permanent closing of the restaurant operations met the criteria for presentation as discontinued operations.

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic which continues to spread throughout the United States and the world. We are monitoring the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread, and its impact on our operations, financial position, cash flows, inventory, supply chains, customer purchasing trends, customer payments, and the industry in general, in addition to the impact on our employees. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on our operations and liquidity is uncertain as of the date of this quarterly report.

However, our business has been disrupted and materially adversely affected by the recent outbreak of COVID-19. We are still assessing our business operations and system supports and the impact COVID-19 may have on our results and financial condition, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally or in our sectors in particular.

Our operations are located in Santa Clara County, CA, Orange County, CA, Fairfield County, CT, the United Kingdom and Israel, and members of our senior management work in Seattle, WA and New York, NY. We have been following the recommendations of local health authorities to minimize exposure risk for our employees, including the temporary closures of our offices and having employees work remotely to the extent possible, which has to an extent adversely affected their efficiency.

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

Results of Operations

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

The following table summarizes the results of our operations for the three months ended September 30, 2020 and 2019.

	For the Three Months Ended
	September,
	2020	2019

Revenue	$5,705,100	$4,968,440
Revenue, cryptocurrency mining	-	307,172
Revenue, lending activities	(29,536)	69,217
Total revenue	5,675,564	5,344,829
Cost of revenue	3,736,082	4,348,761
Gross profit	1,939,482	996,068

Total operating expenses	3,564,190	8,681,957

Loss from continuing operations	(1,624,708)	(7,685,889)
Interest income	102,397	898,646
Interest expense	(2,365,741)	(2,954,843)
Change in fair value of marketable equity securities	(29,318)	(330,150)
Loss on extinguishment of debt	(12,823,039)	(155,448)
Loss on issuance of warrants	-	-
Change in fair value of warrant liability	-	165,840
Loss from continuing operations before income taxes	(16,740,409)	(10,061,844)
Income tax benefit	6,053	5,140
Net loss from continuing operations	(16,734,356)	(10,056,704)
Net loss from discontinued operations, net of taxes	0	(284,167)
Net loss	(16,734,356)	(10,340,871)
Less: Net loss attributable to non-controlling interest	-	-
Net loss attributable to DPW Holdings	(16,734,356)	(10,340,871)
Preferred dividends	(2,933)	(5,284)
Net loss available to common stockholders	$(16,737,289)	$(10,346,155)

Comprehensive loss
Loss available to common stockholders	$(16,737,289)	$(10,346,155)
Other comprehensive income (loss)
Foreign currency translation adjustment	43,554	67,166
Net unrealized loss on derivative securities of related party	1,561,247	(1,152,480)
Other comprehensive income (loss)	1,604,801	(1,085,314)
Total comprehensive loss	$(15,132,488)	$(11,431,469)

Revenues

Our revenues increased by $330,735, or 6.2%, to $5,675,564 for the three months ended September 30, 2020, from $5,344,829 for the three months ended September 30, 2019. The increase from the three months ended September 30, 2019, was caused by an increase in revenue from customized solutions for the military markets as we continue to experience the benefit of capital that was allocated to our defense business during the second half of 2019. The increase in revenue from the military markets was partially offset by a decrease in revenue from our commercial lending segment, attributed to a reduction in our loan portfolio and a decrease in revenue due to our decision to cease operations at our cryptocurrency mining operations.

Revenues, cryptocurrency mining

In January 2018, we formed Digital Farms, Inc. (“Digital Farms”), then known as Super Crypto Mining, Inc. Digital Farms was established to operate our cryptocurrency business, which was pursuing a variety of digital currencies. During the first quarter of 2020, due to deteriorating business conditions in the cryptocurrency mining sector, we ceased operations at Digital Farms. The market prices of digital currencies have declined since the formation of Digital Farms which, due to power cost considerations, negatively affected the number of active miners we operated. These factors, coupled with a significant increase in the difficulty of mining blocks of cryptocurrency, led to our decision to cease cryptocurrency mining operations. As a result, we did not generate any revenues from our cryptocurrency operations during the three months ended September 30, 2020.

Gross Margins

Gross margins increased to 34.2% for the three months ended September 30, 2020 compared to 18.6% for the three months ended September 30, 2019. The Company’s gross margins have typically ranged between 33% and 37%, with slight variations depending on the overall composition of our revenue.

Our gross margins of 18.6% recognized during the three months ended September 30, 2019, were impacted by the negative margins at Digital Farms. Excluding the effects of Digital Farms, our adjusted gross margins for the three months ended September 30, 2019, would have been 33.2%, consistent with our historical average.

Engineering and Product Development

Engineering and product development expenses decreased by $13,064 to $468,838 for the three months ended September 30, 2020, from $481,902 for the three months ended September 30, 2019. The decrease in engineering and product development expenses is due to various costs, none of which are significant individually.

Selling and Marketing

Selling and marketing expenses were $259,649 for the three months ended September 30, 2020, compared to $331,107 for the three months ended September 30, 2019, a decrease of $71,458. This decrease was the result of decreases in personnel costs directly attributed to a reduction in sales and marketing personnel primarily at Coolisys, which designs, develops, manufactures and sells customized and flexible power system solutions for the commercial markets.

General and Administrative

General and administrative expenses were $2,835,940 for the three months ended September 30, 2020, compared to $3,554,043 for the three months ended September 30, 2019, a decrease of $718,103. General and administrative expenses decreased from the comparative prior period, mainly due to lower stock compensation expense, as well as cost reductions at Coolisys and corporate headquarters.

Loss from Continuing Operations

The Company recorded a loss from continuing operations of $1,624,708 for the three months ended September 30, 2020, compared to an operating loss of $7,685,889 for the three months ended September 30, 2019. The prior year period included a $4,315,856 impairment charge related to cryptocurrency mining equipment. In addition, the decrease in operating loss is attributable to an increase in our gross margins and the decrease in general and administrative expenses.

Interest Income

Interest income was $102,397 for the three months ended September 30, 2020 compared to $898,646 for the three months ended September 30, 2019. The decrease in interest income for the three months ended September 30, 2020 is related to a decrease in interest income pursuant to the Loan and Security Agreement entered into on September 6, 2017, with AVLP, a related party. Due to the impaired status of the loan, no interest was recognized during the three months ended September 30, 2020.

Interest Expense

Interest expense was $2,365,741 for the three months ended September 30, 2020 compared to $2,954,843 for the three months ended September 30, 2019. The decrease in interest expense for the three months ended September 30, 2020 is primarily related to lower financing costs, including default penalties, partially offset by a 6% increase in our level of borrowings.

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

Loss on extinguishment of debt

Loss on extinguishment of debt was $12,823,039 for the three months ended September 30, 2020 compared to $155,448 for the three months ended September 30, 2019. During the three months ended September 30, 2020, principal and accrued interest of $2,396,655 and $699,219, respectively, on the Company’s debt securities was satisfied through the issuance of 4,910,000 shares of the Company’s common stock. The Company recognized a loss on extinguishment of $10,326,303 as a result of these issuances of common stock based on the fair value of the Company’s common stock at the date of the exchanges. The remaining loss on extinguishment is primarily due to the estimated fair value of warrants to purchase an aggregate of 1,430,163 shares of common stock that were issued to Esousa pursuant to the Master Exchange Agreement.

Net Loss from Discontinued Operations

During the first quarter of 2020, the permanent closing of the restaurant operations at I.AM, which owned and operated the Prep Kitchen brand restaurants located in the San Diego area, met the criteria for presentation as discontinued operations. As a result of the permanent closing of the restaurants, we did not incur any additional costs during the three months ended September 30, 2020.

Net Loss

For the foregoing reasons, our net loss for the three months ended September 30, 2020, was $16,734,356 compared to a net loss of $10,340,871 for the three months ended September 30, 2019. After taking into consideration preferred dividends of $2,933 and $5,284, respectively, the net loss available to common shareholders during the three months ended September 30, 2020 and 2019, was $16,737,289 and $10,346,155, respectively.

During the three months ended September 30, 2020 and 2019, our reported net loss included non-cash charges of $14,601,675 and $6,296,889, respectively. A summary of these non-cash charges is as follows:

	For the Three Months Ended
	September 30,
	2020	2019
Loss on extinguishment of debt	$12,823,039	$155,448
Interest expense – debt discount	1,471,716	1,357,845
Stock-based compensation	129,525	361,779
Depreciation and amortization	182,448	898,289
Impairment of property and equipment	-	4,315,856
Accretion of original issue discount on notes receivable – related party	5,532	(607,356)
Accretion of original issue discount on notes receivable	(401)	(19,132)
Fair value in excess of proceeds upon issuance of warrants	-	-
Change in fair value of warrant liability	(10,184)	(165,840)
Non-cash items included in net loss	$14,601,675	$6,296,889

Other comprehensive income (loss)

Other comprehensive income was $1,604,801 for the three months ended September 30, 2020, compared to other comprehensive loss of $1,085,314 for the three months ended September 30, 2019. Other comprehensive income for the three months ended September 30, 2020, which increased our equity, was primarily due to unrealized gains in the warrant derivative securities that we received as a result of our investment in Avalanche International, Corp., or AVLP, a related party, and from fluctuations in exchange rates between the U.S. dollar and the Israeli Shekel. During the three months ended September 30, 2019, unrealized losses in the warrant derivative securities of AVLP was the primary component of other comprehensive loss.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

The following table summarizes the results of our operations for the nine months ended September 30, 2020 and 2019.

	For the Nine Months Ended
	September,
	2020	2019

Revenue	$16,709,118	$15,061,289
Revenue, cryptocurrency mining	-	592,092
Revenue, lending activities	(27,140)	443,927
Total revenue	16,681,978	16,097,308
Cost of revenue	11,085,091	13,441,785
Gross profit	5,596,887	2,655,523

Total operating expenses	10,920,999	18,415,864

Loss from continuing operations	(5,324,112)	(15,760,341)
Interest income	138,653	2,647,110
Interest expense	(4,414,618)	(5,585,850)
Change in fair value of marketable equity securities	(57,896)	(173,503)
Loss on extinguishment of debt	(13,297,793)	(963,232)
Loss on issuance of warrants	-	(1,763,481)
Change in fair value of warrant liability	(5,773)	1,112,665
Loss from continuing operations before income taxes	(22,961,539)	(20,486,632)
Income tax benefit	17,846	93,284
Net loss from continuing operations	(22,943,693)	(20,393,348)
Net loss from discontinued operations, net of taxes	(1,697,744)	(717,426)
Net loss	(24,641,437)	(21,110,774)
Less: Net loss attributable to non-controlling interest	-	32,416
Net loss attributable to DPW Holdings	(24,641,437)	(21,078,358)
Preferred dividends	(10,327)	(12,437)
Net loss available to common stockholders	$(24,651,764)	$(21,090,795)

Comprehensive loss
Loss available to common stockholders	$(24,651,764)	$(21,090,795)
Other comprehensive income (loss)
Foreign currency translation adjustment	(7,853)	259,671
Net unrealized loss on derivative securities of related party	1,080,034	(1,513,661)
Other comprehensive income (loss)	1,072,181	(1,253,990)
Total comprehensive loss	$(23,579,583)	$(22,344,785)

Revenues

Our revenues increased by $584,670, or 3.6%, to $16,681,978 for the nine months ended September 30, 2020, from $16,097,308 for the nine months ended September 30, 2019. The increase from the nine months ended September 30, 2019, was caused by an increase in revenue from customized solutions for the military markets as we continue to experience the benefit of capital that was allocated to our defense business during the second half of 2019. The increase in revenue from the military markets was partially offset by a decrease in revenue from our commercial lending segment, attributed to a reduction in our loan portfolio and our decision to cease operations at our cryptocurrency mining operations.

Revenues, cryptocurrency mining

During the nine months ended September 30, 2020, we ceased operations at Digital Farms. As a result, we did not generate any revenues from our cryptocurrency operations during the nine months ended September 30, 2020.

Gross Margins

Gross margins increased to 33.6% for the nine months ended September 30, 2020 compared to 16.5% for the nine months ended September 30, 2019. The Company’s gross margins have typically ranged between 33% and 37%, with slight variations depending on the overall composition of our revenue.

Our gross margins of 16.5% recognized during the nine months ended September 30, 2019, were impacted by the negative margins at Digital Farms. Excluding the effects of Digital Farms, our adjusted gross margins for the three months ended June 30, 2019, would have been 30.3%, slightly less than our historical average as a result of lower revenues in our defense business relative to manufacturing overhead during the nine months ended September 30, 2019

Engineering and Product Development

Engineering and product development expenses decreased by $37,225 to $1,371,623 for the nine months ended September 30, 2020, from $1,408,848 for the nine months ended September 30, 2019. The decrease in engineering and product development expenses is due to various costs, none of which is significant individually.

Selling and Marketing

Selling and marketing expenses were $892,786 for the nine months ended September 30, 2020, compared to $1,130,913 for the nine months ended September 30, 2019, a decrease of $238,127. This decrease was the result of decreases in personnel costs directly attributed to a reduction in sales and marketing personnel primarily at Coolisys.

General and Administrative

General and administrative expenses were $8,656,841 for the nine months ended September 30, 2020, compared to $11,567,180 for the nine months ended September 30, 2019, a decrease of $2,910,339. General and administrative expenses decreased from the comparative prior period, mainly due to lower stock compensation expense, other third party fees and travel related costs, which represented a significant decrease during the nine months ended September 30, 2020 because of travel restrictions from COVID-19.

Loss from Continuing Operations

The Company recorded a loss from continuing operations of $5,324,111 for the nine months ended September 30, 2020, compared to an operating loss of $15,760,341 for the nine months ended September 30, 2019. The prior year period included a $4,315,856 impairment charge related to cryptocurrency mining equipment. In addition, the decrease in operating loss is attributable to an increase in our gross margins and the decrease in general and administrative expenses.

Interest Income

Interest income was $138,653 for the nine months ended September 30, 2020 compared to $2,647,110 for the nine months ended September 30, 2019. The decrease in interest income for the nine months ended September 30, 2020 is related to a decrease in interest income pursuant to the Loan and Security Agreement entered into on September 6, 2017, with AVLP, a related party. Due to the impaired status of the loan, no interest was recognized during the nine months ended September 30, 2020.

Interest Expense

Interest expense was $4,414,618 for the nine months ended September 30, 2020 compared to $5,585,850 for the nine months ended September 30, 2019. The decrease in interest expense for the nine months ended September 30, 2020 is primarily related to a reduction of amortization of debt discount resulting from original issue discount from the issuance of warrants in conjunction with the sale of debt instruments. During the nine months ended September 30, 2020 and 2019, as a result of these issuances, non-cash interest expense of $2,379,196 and $3,034,454, respectively, was recorded from the amortization of debt discount and debt financing costs.

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

Loss on extinguishment of debt

Loss on extinguishment of debt was $13,297,793 for the nine months ended September 30, 2020 compared to $963,232 for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, principal and accrued interest of $3,977,427 and $1,584,841, respectively, on the Company’s debt securities was satisfied through the issuance of 6,824,936 shares of the Company’s common stock. The Company recognized a loss on extinguishment of $10,548,535 as a result of these issuances. The remaining loss on extinguishment is primarily due to the estimated fair value of warrants to purchase an aggregate of 1,700,361 shares of common stock that were issued to Esousa pursuant to the Master Exchange Agreement.

Net Loss from Discontinued Operations

During the first quarter of 2020, the permanent closing of the restaurant operations at I.AM met the criteria for presentation as discontinued operations. We determined that the assets of I.AM, primarily consisting of restaurant equipment and right-of-use assets related to I.AM’s operating leases, were impaired in the amount of $1,525,316. These impairment charges represented the majority of our net loss from discontinued operations of $1,697,744 during the nine months ended September 30, 2020. The remaining increase in our net loss from discontinued operations is attributed to an overall decline in revenues at the restaurants and general inefficiencies during the final months of operations.

Net Loss

For the foregoing reasons, our net loss for the nine months ended September 30, 2020, was $24,641,437 compared to a net loss of $21,110,774 for the nine months ended September 30, 2019. After taking into consideration the loss attributable to the non-controlling interest of the minority shareholders of Microphase during the nine months ended September 30, 2020 and 2019, of nil and $32,416, respectively, and preferred dividends of $10,327 and $12,437, respectively, the net loss available to common shareholders during the nine months ended September 30, 2020 and 2019, was $24,651,764 and $21,090,795, respectively.

During the nine months ended September 30, 2020 and 2019, our reported net loss included non-cash charges of $18,099,816 and $11,165,085, respectively. A summary of these non-cash charges is as follows:

	For the Nine Months Ended
	September 30,
	2020	2019
Loss on extinguishment of debt	$13,297,793	$963,232
Interest expense – debt discount	2,379,196	3,034,454
Stock-based compensation	272,466	1,354,062
Depreciation and amortization	609,051	2,793,598
Impairment of property and equipment	1,525,316	4,315,856
Accretion of original issue discount on notes receivable – related party	20,532	(1,869,778)
Accretion of original issue discount on notes receivable	(4,538)	(77,155)
Fair value in excess of proceeds upon issuance of warrants	-	1,763,481
Change in fair value of warrant liability	-	(1,112,665)
Non-cash items included in net loss	$18,099,816	$11,165,085

Other comprehensive income (loss)

Other comprehensive income was $1,072,181 for the nine months ended September 30, 2020, compared to other comprehensive loss of $1,253,990 for the nine months ended September 30, 2019. Other comprehensive income for the nine months ended September 30, 2020, which increased our equity, was primarily due to unrealized gains in the warrant derivative securities that we received as a result of our investment in Avalanche International, Corp., or AVLP, a related party, and from fluctuations in exchange rates between the U.S. dollar and the Israeli Shekel. During the nine months ended September 30, 2019, unrealized losses in the warrant derivative securities of AVLP was the primary component of other comprehensive loss.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2020, we had cash and cash equivalents of $1,274,408. This compares with cash and cash equivalents of $483,383 at December 31, 2019. The increase in cash and cash equivalents was primarily due to cash provided by financing activities with the remaining variance attributed to fluctuations in exchange rates between the U.S. dollar and the Israeli Shekel.

Net cash used in continuing operating activities totaled $5,355,228 for the nine months ended September 30, 2020, compared to $8,320,953 for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, the decrease in net cash used in operating activities compared to the nine months ended September 30, 2019, was mainly due to improved operating results compared to the prior year period, including improved gross margins from ceasing the negative margin cryptocurrency mining operations and lower general and administrative expenses from lower third party fees and travel related costs. Additionally, we experienced significant variations in changes in operating assets and liabilities. The most significant change was a decrease in cash provided from payments on accounts receivable, related party. During April 2019, we received a payment $2,676,219 and no such payments were received during the nine months ended September 30, 2020.

Net cash used in investing activities was $893,978 for the nine months ended September 30, 2020, compared to $2,674,446 for the nine months ended September 30, 2019. The decrease of the net usage of cash from investing activities was primarily attributed to a decrease in related party investments.

Net cash provided by financing activities was $7,054,414 and $11,083,232 for the nine months ended September 30, 2020 and 2019, respectively. Financing activities during the nine months ended September 30, 2020, primarily related to proceeds from notes payable and short-term advances, related party. During the nine months ended September 30, 2019, the financing activities primarily related to the sale of shares of common stock through our at-the-market offering, net proceeds from our debt financings and from advances on future receipts.

Historically, we have financed our operations principally through issuances of convertible debt, promissory notes and equity securities. During 2020, as reflected below, we continued to successfully obtain additional equity and debt financing and in restructuring existing debt.

•	On February 10, 2020, we entered into a Master Exchange Agreement with Esousa, which acquired approximately $4.2 million dollars in principal amount, plus accrued but unpaid interest, of certain promissory notes that had been previously issued by us. Esousa also agreed to purchase additional notes and during the three months ended September 30, 2020, Esousa acquired $2,240,015 in principal amount, plus accrued but unpaid interest, of certain additional promissory notes that had been previously issued by us (collectively, the “Notes”). Pursuant to the Master Exchange Agreement, Esousa has the unilateral right to acquire shares of the Company’s common stock in exchange for the Notes.

•	In October 2020, subsequent to the end of the most recent quarter, the Company established an “at-the-market” equity offering program under which it may sell, from time to time, shares of its common stock for aggregate gross proceeds of up to $8,975,000.

•	Between August 2020 and September 2020, the Company received $2,850,000 in loans from Esousa pursuant to which the Company agreed to issue unsecured short-term promissory notes with interest rates of 13% and 14%. Pursuant to these loans, and an additional loan of $350,000 received during October 2020, we issued two unsecured promissory notes in the aggregate principal face amount of $1,200,000 with an interest rate of 14%, and issued a promissory note in the principal face amount of $2,000,000 with an interest rate of 13%.

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

In January 2018, we hired a new Chief Financial Officer and engaged the services of a financial accounting advisory firm. In September 2018, we hired a Chief Accounting Officer and in January 2019, we hired a Senior Vice President of Finance. Finally, in May 2019, we hired an Executive Vice President and General Counsel. In August 2020, we announced changes to our existing leadership team as our Chief Financial Officer, was appointed as President and our Chief Accounting Officer, was appointed as Chief Financial Officer. We have tasked these individuals with expanding and monitoring the Company’s internal controls, to provide an additional level of review of complex financial issues and to assist with financial reporting. On October 7, 2019, we created an Executive Committee comprised of our Chief Executive Officer, President and Executive Vice President and General Counsel. The Executive Committee meets on a daily basis to address the Company’s critical needs and provides a forum to approve transactions. Further, as we continue to expand our internal accounting department, the Chairman of the Audit Committee shall perform the following:

•	assist with documentation and implementation of policies and procedures and monitoring of controls, and

•	review all anticipated transactions that are not considered in the ordinary course of business to assist in the early identification of accounting issues and ensure that appropriate disclosures are made in the Company’s financial statements

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

The motion to dismiss was returnable before the Court on November 17, 2020. The Court is fully briefed and motion is before the court.

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

Other Litigation Matters

Several non-trade creditors of the Company commenced litigation against the Company for payment of approximately $4.2 million of debt obligations not paid according to contractual terms. The Company has since repaid approximately $4.1 million of such debt obligations and entered into settlement agreements for the remaining amount of approximately $70,000 which is included within future receipts obligations in the accompanying consolidated balance sheet at September 30, 2020. The Company also recorded approximately $400,000 of trade liabilities for a judgment settled in favor of a trade creditor as of September 30, 2020 and is currently a defendant in several other claims made by trade creditors in which the maximum loss exposure is currently estimated to be approximately $200,000. The outcome of any matters relating to unresolved trade credit obligations cannot be predicted at this time.

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

During the nine months ended September 30, 2020, we issued 102,500 shares of our common stock as payment for services to its consultants. The shares were valued at $182,575, an average of $1.78 per share.

On December 23, 2019, we entered into a securities purchase agreement with Ault & Company. Pursuant to the terms of this agreement, Ault & Company agreed to purchase an aggregate of 660,667 shares of our common stock for a total purchase price of $739,948 at a purchase price per share of $1.12, subject to the approval of the NYSE American. The sale was authorized by the NYSE American on January 15, 2020. As a result, at the closing on January 15, 2020, Ault & Company became the beneficial owner of 666,945 shares of our common stock.

On March 4, 2020, pursuant to the terms of the securities purchase agreement for the sale of the Dominion short-term promissory note, we issued to Dominion 12,500 shares of our common stock.

During the nine months ended September 30, 2020, we issued 140,624 shares of our common stock in satisfaction of accrued liabilities of $155,547.

During the nine months ended September 30, 2020, principal and accrued interest of $3,977,427 and $1,584,841, respectively, on our debt securities was satisfied through the issuance of 6,824,936 shares of our common stock. We recognized a loss on extinguishment of $10,548,535 as a result of these issuances.

On August 20, 2020, we issued 413,793 shares of our common stock upon the conversion of $600,000 in principal on the Ault & Company Convertible Note.

The foregoing issuances were exempt from registration upon reliance of Section 4(a)(2).

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1	Certification of Incorporation, dated September 22, 2017. Incorporated herein by reference to the Current Report on Form 8-K filed on December 29, 2017 as Exhibit 3.1 thereto.
3.2	Bylaws, dated September 25, 2017. Incorporated herein by reference to the Current Report on Form 8-K filed on December 29, 2017 as Exhibit 3.2 thereto.
3.3	Certificate of Amendment to Certificate of Incorporation, dated January 2, 2019. Incorporated by reference to the Current Report on Form 8-K filed on January 3, 2019 as Exhibit 3.1 thereto.
3.4	Certificate of Amendment to Certificate of Incorporation (1-for-20 Reverse Stock Split of Common Stock), dated March 14, 2019. Incorporated herein by reference to the Current Report on Form 8-K filed on March 14, 2019 as Exhibit 3.1 thereto.
3.5	Certificate of Designations of Rights and Preferences of 10% Series A Cumulative Redeemable Perpetual Preferred Stock, dated September 13, 2018. Incorporated herein by reference to the Current Report on Form 8-K filed on September 14, 2018 as Exhibit 3.1 thereto.
3.6	Form of Certificate of Determination of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, dated March 3, 2017. Incorporated by reference to the Current Report on Form 8-K filed on March 9, 2017 as Exhibit 3.1 thereto.
3.7	Certificate of Designations of Rights and Preferences of Series C Convertible Redeemable Preferred Stock, dated February 27, 2019. Incorporated herein by reference to the Current report on Form 8-K filed on February 28, 2019 as Exhibit 3.1 thereto.
3.8	Bylaws dated August 13, 2020. Incorporated herein by reference to the Current report on Form 8-K filed on August 14, 2020 as Exhibit 3.1 thereto.
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of Chief Executive and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 18, 2020

DPW HOLDINGS, INC.

By:	/s/ Milton C. Ault, III
Milton C. Ault, III
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kenneth S. Cragun
Kenneth S. Cragun
Chief Financial Officer
(Principal Accounting Officer)

