Form 10-K
period 2020-12-31
Ault Global Holdings, Inc.
filed 2021-04-15
CIK 896493

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

Commission file number 1-12711

AULT GLOBAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-1721931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11411 Southern Highlands Pkwy, Suite 240, Las Vegas, NV	89141	(949) 444-5464
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	NYSE American

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

As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $13,335,311 based on the closing sale price as reported on the NYSE American of $2.45. Such determination should not be deemed an admission that the registrant’s directors, officers, or 10% beneficial owners are, in fact, affiliates of the registrant.

There were 49,498,676 shares of common stock outstanding as of April 14, 2021.

Documents incorporated by reference: None

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

RISK FACTOR SUMMARY

Below is a summary of the principal factors that make an investment in our common stock speculative. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report and our other filings with the Securities and Exchange Commission, or SEC, before making investment decisions regarding our common stock.

•	We will need to raise additional capital to fund our operations in furtherance of our business plan.

•	We face business disruption and related risks resulting from the outbreak of COVID-19, which could have a material adverse effect on our business and results of operations and curtail our ability to raise financing.

•	We have an evolving business model, which increases the complexity of our business.

•	We received an order and a subpoena from the Commission in the investigation now known as “In the Matter of DPW Holdings, Inc.,” the consequences of which are unknown.

•	If we make any additional acquisitions, they may disrupt or have a negative impact on our business.

•	Our growth strategy is subject to a significant degree of risk.

•	We are heavily dependent on our senior management, and a loss of a member of our senior management team could cause our stock price to suffer.

•	If we fail to anticipate and adequately respond to rapid technological changes in our industry, including evolving industry-wide standards, in a timely and cost-effective manner, our business, financial condition and results of operations would be materially and adversely affected.

•	We depend upon a few major customers for a majority of our revenues, and the loss of any of these customers, or the substantial reduction in the quantity of products that they purchase from us, would significantly reduce our revenues and net income.

•	If we do not continue to satisfy the NYSE American continued listing requirements, our common stock could be delisted from NYSE American.

•	Our common stock price is volatile.

PART I

ITEM 1.	BUSINESS

General

Ault Global Holdings, Inc., a Delaware corporation formerly known as DPW Holdings (“Ault Global,” the “Company” or “we”), was incorporated in September 2017. The Company is a diversified holding company owning subsidiaries engaged in, among others, the following operating businesses: commercial and defense solutions, commercial lending and advanced textile technology. The Company’s direct and indirect wholly-owned subsidiaries include Gresham Worldwide, Inc. (“GWW”), Coolisys Technologies Corp. (“Coolisys”), Digital Power Corporation, Gresham Power Electronics Ltd. (f/k/a Digital Power Limited) (“Gresham Power”), Enertec Systems 2001 Ltd (“Enertec”), Relec Electronics Ltd., Digital Power Lending, LLC (“DP Lending”), Ault Alliance, Inc. (“Ault Alliance”), and Tansocial LLC (“Tansocial”). The Company also has a controlling interest in Microphase Corporation (“Microphase”) and Ault Alliance has a controlling interest in and Alliance Cloud Services, LLC (“ACS”). Ault Global Holdings was founded by Milton “Todd” Ault III, its Executive Chairman and is led by Mr. Ault, William B. Horne, its Chief Executive Officer and Vice Chairman and Henry Nisser, its President and General Counsel. Together, they constitute the Executive Committee, which manages the day-to-day operations of the holding company. The Company’s long-term objective is to maximize per share intrinsic value. All major investment and capital allocation decisions are made for the Company by Mr. Ault and the Executive Committee. The Company has three reportable segments:

•	GWW – defense solutions with operations conducted by Microphase, Enertec, Gresham Power and Relec,

•	Coolisys – commercial electronics solutions with operations conducted by Digital Power Corporation, and

•	Ault Alliance – commercial lending through DP Lending, data center operations through ACS, digital marketing through Tansocial and digital learning.

We operate as a holding company with operations conducted primarily through our subsidiaries. We conduct our activities in a manner so as not to be deemed an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Generally, this means that we do not invest or intend to invest in securities as our primary business and that no more than 40% of our total assets will be invested in investment securities, as that term is defined in the Investment Company Act. Pursuant to the Investment Company Act, companies such as our subsidiary DP Lending are excluded from the definition of an investment company since its business consists of making small loans and industrial banking. We also maintain a considerable investment in Avalanche International, Corp., which does business as MTIX International.

Originally, we were primarily a solution-driven organization that designed, developed, manufactured and sold high-grade customized and flexible power system solutions for the medical, military, telecom and industrial markets. Although we actively seek growth through acquisitions, we will also continue to focus on high-grade and custom product designs for the commercial, medical and military/defense markets, where customers demand high density, high efficiency and ruggedized products to meet the harshest and/or military mission critical operating conditions.

We have operations located in Europe through our wholly-owned subsidiary, Gresham Power Electronics (f/k/a Digital Power Limited) (“Gresham Power”), located in Salisbury, England. Gresham Power designs, manufactures and sells power products and system solutions mainly for the European marketplace, including power conversion, power distribution equipment, DC/AC (Direct Current/Active Current) inverters and UPS (Uninterrupted Power Supply) products. Our European defense business is specialized in the field of naval power distribution products.

On November 30, 2016, we formed DP Lending, a wholly-owned subsidiary. DP Lending provides commercial loans to companies throughout the United States to provide them with operating capital to finance the growth of their businesses. The loans range in duration from six months to three years, DP Lending loans made or arranged pursuant to a California Financing Law license (Lic.no. 60 DBO77905).

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

On January 7, 2020, we formed Coolisys Technologies Corp. (“Coolisys”), a wholly-owned subsidiary. Coolisys operates its existing businesses in the customized and flexible power system solutions for the automotive, medical, military, telecom, commercial and industrial markets, other than the European markets, which are primarily served by Gresham Power.

On September 1, 2017, Digital Power Corporation, a Delaware corporation (“DPC”), a subsidiary of Coolisys since January 20, 2020, acquired all of the outstanding membership interests in Power-Plus Technical Distributors, LLC, a California limited liability company (“Power-Plus”). Power-Plus is an industrial distributor of value added power supply solutions, UPS systems, fans, filters, line cords, and other power-related components. In addition to its current business, Power-Plus will serve as an extended sales organization for our overall flexible power system solutions.

On December 31, 2017, Coolisys Technologies, Inc., a Delaware corporation (“CTI”) entered into a share purchase agreement with Micronet Enertec Technologies, Inc. (“MICT”), a Delaware corporation, Enertec Management Ltd., an Israeli corporation and wholly owned subsidiary of MICT (“EML”), and Enertec Systems 2001 Ltd. (“Enertec”), an Israeli corporation and wholly owned subsidiary of EML, pursuant to which CTI acquired Enertec. Enertec is Israel’s largest private manufacturer of specialized electronic systems for the military market. On May 23, 2018, CTI completed its acquisition of Enertec.

In January 2018, we formed Super Crypto Mining, Inc., a wholly-owned subsidiary, which changed its name to Digital Farms, Inc. (“DFI”) on January 18, 2019. DFI was established to operate our newly formed cryptocurrency business, which is pursuing a variety of digital currency. We used to mine the top three cryptocurrencies for our own account. These cryptocurrencies include Bitcoin, Litecoin and Ethereum. DFI’s operations were discontinued in the first quarter of 2020.

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

Gresham Worldwide, Inc. was incorporated under the laws of the State of Delaware on November 21, 2018 as DPW Technologies Group, Inc. and effected a name change on December 6, 2019.

On November 30, 2020, we acquired Relec, a privately held company based in Wareham, the United Kingdom. The transaction was structured as a stock purchase under which we paid approximately $4,000,000 with additional contingent cash payments up to approximately $665,000 based on Relec’s future financial performance. The acquisition of Relec has enhanced our presence in industrial and transportation markets in the United Kingdom and Europe and considerably broadened our product portfolio, including high-quality power conversion and display product offerings. Relec specializes in AC-DC power supplies, DC-DC converters, displays and EMC filters.

On January 29, 2021, Alliance Cloud Services, LLC, a majority-owned subsidiary of its wholly-owned subsidiary, Ault Alliance, closed on the acquisition of a 617,000 square foot energy-efficient facility located on a 34.5 acre site in southern Michigan for a purchase price of $3,991,497. The purchase price was paid by the Company using its own working capital.

We are a Delaware corporation, initially formed in California in 1969 and reincorporated in Delaware in 2017. We are located at 11411 Southern Highlands Parkway, Suite 240, Las Vegas, NV 89141. Our phone number is (949) 444-5464 and our website address is www.aultglobal.com.

Recent Events

On January 19, 2021, the Company changed its name from DPW Holdings, Inc., to Ault Global Holdings, Inc. (the “Name Change”). The Name Change was effected through a parent/subsidiary short form merger pursuant to an Agreement and Plan of Merger dated January 7, 2021. Neither the merger nor resulting Name Change affected the rights of security holders of the Company. The Company’s common stock continues to be quoted on the NYSE American under the symbol “DPW.” Existing stock certificates that reflect the Company’s prior corporate name will continue to be valid. Certificates reflecting the new corporate name will be issued in due course as old stock certificates are tendered for exchange or transfer to the Company’s transfer agent. Concurrently with the change in our name, Milton C. Ault, III was appointed as our Executive Chairman, William B. Horne was appointed as our Chief Executive Officer and remains as Vice Chairman of our board of directors, and Henry Nisser was appointed as our President and remains as our General Counsel.

Commencing in October of 2019 and continuing through February of 2020, the Company reorganized its corporate structure pursuant to a series of transactions by and among the Company and its directly and indirectly owned subsidiaries. The purpose of the reorganization was to align the Company’s various businesses by the products and services that constitute the majority of each subsidiaries’ revenues. As a result of the foregoing transactions, the Company’s corporate structure is as follows:

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

On February 10, 2020, we entered into a Master Exchange Agreement (the “Master Exchange Agreement”) with Esousa Holdings, LLC (“Esousa” or the “Creditor”) that acquired approximately $4.2 million in principal amount, plus accrued but unpaid interest, of certain promissory notes that had been previously issued by us to Dominion Capital, LLC, a Connecticut limited liability company (the “Dominion Note”) and the Canadian Special Opportunity Fund, LP (the “CSOF Note” and with the Dominion Note, the “Esousa Purchased Notes”) in separate transactions. The Creditor also agreed to purchase additional notes up to an additional principal amount, plus accrued but unpaid interest, of $3.5 million (the “Additional Notes” and collectively, with the Esousa Purchased Notes, the “Notes”). Pursuant to the Exchange Agreement, the Creditor has the unilateral right to acquire shares of the Company’s common stock (the “Exchange Shares”) in exchange for the Notes, which Notes evidence an aggregate of up to approximately $7.7 million of indebtedness of the Company. In aggregate, we have issued to Esousa a total of 8,332,904 Exchange Shares.

The first exchange occurred on the date of the Master Exchange Agreement when the Creditor exchanged a portion of the Esousa Purchased Notes for the Exchange Shares and the second exchange began July 8, 2020 when the Company received stockholder approval at a special meeting thereof for the Exchange of the Esousa Additional Purchased Notes for the Company’s common stock, and subsequently, authorization from the NYSE American.

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

Between August 2020 and October 2020, the Company also received $3,200,000 in loans from Esousa pursuant to which the Company agreed to issue unsecured short-term promissory notes with interest rates of 13% and 14% and warrants with terms of approximately one and a half years to purchase an aggregate of 1,303,863 shares of Common Stock at an average exercise price of $2.70 per share of Common Stock.

On October 2, 2020, we entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with Ascendiant Capital Markets, LLC to sell shares of common stock having an aggregate offering price of up to $8,975,000 from time to time, through an “at the market offering” program (the “2020 ATM Offering”). On December 1, 2020, we filed an amendment to the prospectus supplement with the SEC to increase the amount of common stock that may be offered and sold in the ATM Offering, as amended under the Sales Agreement to $40,000,000 in the aggregate, inclusive of the up to $8,975,000 in shares of common stock previously sold in the 2020 ATM Offering. The offer and sale of shares of common stock from the 2020 ATM Offering was made pursuant to our effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-222132) which became effective on January 11, 2018. Through December 31, 2020, we had received gross proceeds of $39,978,350 through the sale of 12,582,000 shares of common stock from the 2020 ATM Offering. The 2020 ATM Offering was terminated on December 31, 2020.

On October 26, 2020, the Company announced that it had successfully converted all of its secured debt, totaling just under $5 million, to equity thus improving the Company’s net equity.

On November 2, 2020, I.AM, Inc. filed a voluntary petition for bankruptcy under Chapter 7 in the United States Bankruptcy Court in the Central District of California, Santa Ana Division, case number 8:20-bk-13076.

Settlement of Derivative Litigation

On February 24, 2020, we entered into a definitive settlement agreement (the “Settlement Agreement”) intended to settle the previously disclosed derivative litigation captioned Ethan Young and Greg Young, Derivatively on Behalf of Nominal Defendant, DPW Holdings, Inc. v. Milton C. Ault, III, Amos Kohn, William B. Horne, Jeff Bentz, Mordechai Rosenberg, Robert O. Smith, and Kristine Ault and DPW Holdings, Inc., as the nominal defendant (Case No. 18-cv-6587) (as amended on March 11, 2019, the “Amended Complaint”) against the Company and certain of its officers and directors pending in the United States District Court for the Central District of California (the “Court”). As previously disclosed, the Amended Complaint alleges violations including breaches of fiduciary duties and unjust enrichment claims based on the previously pled transactions.

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

On July 16, 2020, the Court entered a Judgement based upon the Final Order.

Under the terms of the Final Order approving the Agreement, the Board shall adopt and/or maintain resolutions and amendments to committee charters and/or the Company’s bylaws to ensure adherence to certain corporate governance policies (collectively, the “Reforms”), which shall remain in effect for no less than five (5) years, subject to any of the following: (a) a determination by a majority of the independent directors that the Reform is no longer in the best interest of the Company, including, but not limited to, due to circumstances making the Reform no longer applicable, feasible, or available on commercially reasonable terms, or (b) modifications which the Company reasonably believes are required by applicable law or regulation.

In connection with the Settlement Agreement, the parties agreed upon a payment of attorneys’ fees in the amount of $600,000 payable by the Company’s Director & Officer liability insurance, which sum was paid. The Settlement Agreement contains no admission of wrongdoing. The Company has always maintained and continues to believe that it did not engage in any wrongdoing or otherwise commit any violation of federal or state securities laws or other laws.

Strategy

As a holding company, our business strategy is designed to increase shareholder value. Under this strategy, we are focused on managing and financially supporting our existing subsidiaries and partner companies, with the goal of pursuing monetization opportunities and maximizing the value returned to shareholders. We have, are and will consider initiatives including, among others: public offerings, the sale of individual partner companies, the sale of certain or all partner company interests in secondary market transactions, or a combination thereof, as well as other opportunities to maximize shareholder value, such as activist trading. We anticipate returning value to shareholders after satisfying our debt obligations and working capital needs.

On October 7, 2019, we created an Executive Committee which is comprised of our Executive Chairman, Chief Executive Officer and President. The Executive Committee meets on a daily basis to address the Company’s critical needs and provides a forum to approve transactions which are communicated to our Chief Financial Officer and Senior Vice President of Finance on a bi-weekly basis by our Chief Executive Officer.

Our Executive Committee approves and manages our investment and trading strategy. The Executive Committee has decades of experience in financial, investing and securities transactions. Led by our Founder and Executive Chairman, Milton “Todd” Ault III, we seek to find undervalued companies and disruptive technologies with a global impact. We also use a traditional methodology for valuing securities that primarily looks for deeply depressed prices. Upon making an investment, we often become actively involved in the companies we seek to acquire. That activity may involve a broad range of approaches, from influencing the management of a target to take steps to improve stockholder value, to acquiring a controlling interest or outright ownership of the target company in order to implement changes that we believe are required to improve its business, and then operating and expanding that business. Mr. Ault relies heavily on Mr. William B. Horne, the Company’s Vice Chairman and Chief Executive Officer and Henry Nisser, the Company’s President and General Counsel, to provide analysis and guidance on all acquisition targets and throughout the acquisition process.

From time to time, we engage in discussions with other companies interested in our subsidiaries or partner companies, either in response to inquiries or as part of a process we initiate. To the extent we believe that a subsidiary partner company’s further growth and development can best be supported by a different ownership structure or if we otherwise believe it is in our shareholders’ best interests, we will seek to sell some or all of our position in the subsidiary or partner company. These sales may take the form of privately negotiated sales of stock or assets, mergers and acquisitions, public offerings of the subsidiary or partner company’s securities and, in the case of publicly traded partner companies, transactions in their securities in the open market. Our plans may include taking subsidiaries or partner companies public through rights offerings and directed share subscription programs. We will continue to consider these and functionally equivalent programs and the sale of certain subsidiary or partner company interests in secondary market transactions to maximize value for our shareholders.

Our Executive Committee acts as the underwriting committee for our subsidiary DP Lending and approves all lending transactions. Under its business model, DP Lending generates revenue through origination fees charged to borrowers and interest generated from each loan. DP Lending may also generate income from appreciation of investments in marketable securities as well as any shares of common stock underlying convertible notes or warrants issued to DP Lending in any particular financing. DP Lending’s activities are more fully described elsewhere in this Annual Report; see page 10.

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

Markets

We sell our custom power system solutions, high-grade flexibility series power supply products and value-added services to customers in a diverse range of commercial and defense industries and markets throughout the world, with an emphasis on North America and Europe. Our current customer base consists of approximately 220 companies, some of which are served through our partner channels. We serve the North American power electronics market primarily through our domestic wholly owned subsidiary Digital Power Corporation, whereas the European marketplace is served through Gresham Worldwide, another wholly-owned subsidiary.

Gresham Worldwide’s operations focus exclusively on the market for electronic solutions that support the defense industry and other mission critical applications. The essential nature of these applications provides a degree of insulation from volatility associated with other segments of the global economy while accounting for stability and steady growth of the addressable market opportunities available to Gresham Worldwide in segments that it serves. Demand for solutions to meet these requirements continues unaffected, and in many instances increases, in times of global crisis. Total defense spending in the three countries in which Gresham Worldwide currently operates will total more than an estimated $813 billion in 2021. Gresham Worldwide sells to the militaries and defense contractors in 18 other countries as well. Overall global defense spending is expected to grow at a compound annual growth rate, or CAGR, of 3% through 2023, with US spending growing at almost a 5% CAGR in the same period.

The drive for increased situational awareness and close coordination of air, land, sea, space and cyber operations will fuel an increase in defense electronics subsystems and components with total spending in 2020 of $131 billion and a projected CAGR of 5.6% through 2024, according to Global Defense Electronics Market, Trends, Driver and Outlook for 2020 and Beyond, Renaissance Strategic Advisors, September 2020. The drive for greater connectivity and analytics will in turn increase demand for RF communications, power solutions and electronic control systems content in new major military platforms, right in the sweet spot of Gresham Worldwide operating units.

Tens of thousands of companies compete in this market to deliver electronics solutions to meet defense and other mission critical applications. However, Gresham Worldwide’s operating units have longstanding relationships with dominant defense contractors in the US (Lockheed, BAE Systems, L3Harris, Raytheon, Boeing), in the UK (BAE, Rolls Royce, Thales, Bombardier) and in Israel (IAI, Rafael, Elbit) which hold contracts for major defense platforms with very long life cycles. These relationships enable Gresham Worldwide to narrow the field of competition considerably and thereby to grow based on repeat business with relatively low selling costs.

Beyond the defense arena, initiatives to complete $50 billion in upgrades to the current National Railway System in the UK over the next five years while spending $130 billion over the next 10 years to build a high speed rail to link London with the Midlands cities of Birmingham, Leeds and Manchester will generate significant opportunities for growth in demand for power solutions to upgrade and replace current infrastructure, both in rolling stock and track side controls. Relec Electronics’ current relationships and track record for supplying power solutions to the UK rail industry position Gresham Worldwide ideally to capitalize on these ongoing refurbishment and expansion efforts. A similarly robust market in the medical power supply markets with a CAGR at 5.4%, to reach $4.4 billion in 2022, creates tremendous growth opportunities for our Relec Electronics subsidiary in the UK.

We sell products to our OEM customers through direct sales or through our sales channels, including our manufacturers’ representatives and distributors. Our sales strategy is to identify and focus on strategic accounts. This strategy allows us to maintain a close and direct relationship with such accounts, which positions us as the supplier of choice for these customers’ challenging, innovative and demanding new product requirements. In striving for additional market share, we simultaneously seek to strengthen our traditional sales channels of manufacturer representatives and distributors. We plan to continue to build more channels and increase our market share through 2021.

Commercial Customers. We serve global commercial markets including medical, telecom, and industrial companies. Our products are used in a variety of applications and operate in a broad range of systems where customers require mission critical power reliability and occasionally extreme environmental conditions. Our commercial customers include Elma GmbH, BioSense Webster, a subsidiary of Johnson & Johnson, RS Components, Farnell, Parker Hannifin, Vanderbilt, Bombardier.

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

Our Subsidiaries and their Businesses

Coolisys

We provide the highest density, highest efficiency and high-grade flexibility power supply products and systems. We provide full custom, standard and modify-standard product solutions and value-added services to diverse industries and markets including automotive, medical, military, telecom, commercial and industrial. We believe that our solutions leverage a combination of low leakage power emissions, very high-power density with superior power efficiency, flexible design leveraging customize firmware and short time to market.

Our strategy with respect to Coolisys Technologies Corp., or CTC, is to be the supplier of choice to companies, including OEMs, that require high-quality power system solutions where custom design, superior product, high quality, time to market and very competitive prices are critical to business success. We believe that we provide advanced custom product design services to deliver high-grade products that reach a high level of efficiency and density and can meet rigorous environmental requirements. Our customers benefit from a direct relationship with us that supports all of their needs for designing and manufacturing power solutions and products. By implementing our advanced core technology, including process implementation in integrated circuits, we can provide cost reductions to our customers by replacing their existing power sources with our custom design cost-effective products.

Electric Vehicle (“EV”) Market. Coolisys‘ electric vehicle supply equipment including its EV charging stations product line is well positioned to address the expected rapid expansion of infrastructure required to support broad adoption of electric vehicles globally. Coolisys has strong reputations for delivering high-reliability power solutions designed to serve mission critical applications in the harshest environments. Coolisys’ innovative charging solution can produce a full charge for an EV with a 150-mile range battery in just 30 minutes. It includes a wide range of solutions including level 2 AC EV charger station that are 208-240 volt compatible with the SAE J1772 standard and range of heavy duty level 3 DC fast EV charger station that is 150-1500VDC compatible with chargers equipped Combined Charging System or CCS, CHAdeMO and SAE J1772 charging plugs. Coolisys EVSE series can charge virtually any type of electrical vehicles, such as, Honda, Nissan, Mitsubishi, Toyota, Kia, Subaru, Ford, General Motors, Volkswagen, Audi, Jaguar and Tesla (with the appropriate Tesla charging adapter).

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

Gresham Worldwide, Inc.

Gresham Worldwide provides defense solutions with operations conducted by Microphase, Enertec, Gresham Power and Relec

Gresham Power (formerly known as Digital Power Limited)

Gresham Power designs, manufactures, and distributes switching power supplies, uninterruptible power supplies and power conversion and distribution equipment frequency converters for the commercial and military markets, under the name Gresham. Frequency converters manufactured by Gresham are used by naval warships to convert their generated 60-cycle electricity supply to 400 cycles. This 400-cycle supply is used to power their critical equipment such as gyro, compass, and weapons systems. Gresham also designs and manufactures transformer rectifiers for naval use. Typically, these provide battery supported back up for critical DC systems, such as machinery and communications. In addition, higher power rectifiers are used for the starting and servicing of helicopters on naval vessels, and Gresham now supplies these as part of overall helicopter start and servicing systems. We believe that Gresham products add diversity to our product line, provide greater access to the United Kingdom and European markets, and strengthen our engineering and technical resources.

Gresham Power specializes in engineering, designing and developing power conversion and distribution solutions for Naval applications, with equipment installed on virtually all of the UK Royal Navy’s submarine and surface fleet. Many of Gresham Power’s ultra-reliable offerings support shipboard distribution of electrical power in emergencies (such as loss of main ship’s power) to enable continued operation of weapons systems, tactical communications and lighting. Gresham Power specializes in a comprehensive range of activities from PCB and Mechanical Design through prototype development to board and system assembly and test. Its engineers ruggedize Marine power products to meet high levels of shock, vibration, harsh climate conditions and the most rigorous MIL STD requirements. Gresham Power also has deployed its equipment on vessels of the navies of 15 other countries, include Australia, Malaysia, Oman, Spain, Turkey and Japan.

Microphase Corporation

Microphase designs, manufactures and sells microwave electronics components for radar, electronic warfare (“EW”) and communication systems. Such components include radio frequency (“RF”) and microwave filters, diplexers, multiplexers, detectors, switch filters, integrated assemblies and detector logarithmic video amplifiers (“DLVAs”). Microphase’s customers are comprised of the U.S. military and allied militaries, and contractors to the U.S. military including prime contractors and sub-contractors. Microphase’s recent technology innovations are used in many significant U.S. Government defense programs, including the Polaris submarine, the F-16, the F-35 and the Predator drone. Other notable programs in which Microphase’s products are or were used include the Atlas Missile, Vanguard Missile, Polaris Missile System, SHRIKE Missile, ARM Missile, Patriot Missile System, THAAD (or Terminal High Altitude Area Defense), the Samos, Tiros, and Currier Space Probes, the B-1 Bomber, the FB-111, EA-6B, F-14, F-16, F-18, JAS Gripen fighter, and the F-35 joint strike fighter plane, and more recently drone programs including the Predator, the Reaper and the Shadow.

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

Enertec is Israel’s largest, most well-established manufacturer of test equipment and simulators. We develop and manufacture test systems and simulators for all types of weapons systems at all levels of maintenance, development, and integration. We are currently working on developing a new generation of electronics cards and assemblies to build a new generation of test systems.

Enertec complies with all information security requirements included in it customer contracts as well as all the confidentiality laws that the State of Israel mandates for work related to defense of the country.

Relec Electronics Ltd.

Relec Electronics Ltd was established in 1978 with the aim of providing specialist power conversion and display products to support professionals in the electronics industry. Relec markets and distributes power electronics and display solutions for mission critical rail, industrial, medical, telecoms and military applications. Relec develops custom solutions for various applications ranging from light industrial to heavily ruggedized for the harshest of environments. Relec exerts its utmost effort to customize a product or a feature to achieve optimum performance and service delivery. Relec continues to be guided by this philosophy and currently operates in specific fields, specializing in AC-DC Power Supplies, DC-DC Converters, Displays and EMC Filters.

Ault Alliance, Inc.

Ault Alliance provides commercial lending through DP Lending, data center operations through ACS, digital marketing through Tansocial and digital learning.

DP Lending

DP Lending provides funding to businesses through loans and investments. DP Lending offers a variety of loan types including commercial loans, convertible notes and revolving lines of credit. DP Lending is engaged in providing commercial loans to companies throughout the United States to provide them with operating capital to finance the growth of their businesses. The loans are primarily short-term, ranging from six to twelve months, but may be of longer duration. These terms are subject to change as market needs dictate, and DP Lending anticipates offering additional products in the future.

DP Lending uses its considerable financial experience, data analytics, and a credit scoring model to assess the creditworthiness of each small business borrower applicant. If the business meets DP Lending’s criteria, DP Lending sets the initial interest rate according to its credit and financial models. The final interest rate offered to the borrower will be determined by DP Lending’s interpretation of the marketplace. In order to borrow from DP Lending, borrowers must display characteristics indicative of durable business and financial situations. These include factors such as revenue, time in business, number of employees, and financial and credit variables. In order to qualify, business borrower applicants must be approved through DP Lending’s underwriting process, which analyzes credit and financial data of both the business and the business owner. DP Lending takes into account several business factors (including revenue, age of business, cash flows, and other variables). The underwriting process determines the loan amount to approve, how loans will be priced, and whether to include a blanket lien is based on the above analysis, as well as additional factors (including length of loan, estimated default rates by type and grade, and general economic environment).

Our Executive Committee, which is comprised of our Executive Chairman, Chief Executive Officer and President, acts as the underwriting committee for DP Lending and approves all lending transactions. The Executive Committee has decades of experience in financial, investing and securities transactions. Under its business model, DP Lending generates revenue through origination fees charged to borrowers and interest generated from each loan. DP Lending may also generate income from appreciation of investments in marketable securities as well as any shares of common stock underlying convertible notes or warrants issued to DP Lending in any particular financing.

As noted above, we will from time to time, through DP Lending, engage in discussions with other companies interested in our subsidiaries or partner companies, either in response to inquiries or as part of a process we initiate. To the extent we believe that a subsidiary partner company’s further growth and development can best be supported by a different ownership structure or if we otherwise believe it is in our shareholders’ best interests, we will seek to sell some or all of our position in the subsidiary or partner company. These sales may take the form of privately negotiated sales of stock or assets, mergers and acquisitions, public offerings of the subsidiary or partner company’s securities and, in the case of publicly traded partner companies, transactions in their securities in the open market. Our plans may include taking subsidiaries or partner companies public through rights offerings and directed share subscription programs. We will continue to consider these and functionally equivalent programs and the sale of certain subsidiary or partner company interests in secondary market transactions to maximize value for our shareholders.

During 2021, we anticipate providing significant new funding to expand DP Lending’s loan and investment portfolio. DP Lending loans made or arranged pursuant to a California Financing Law license (Lic.no. 60 DBO77905).

ACS

ACS operates a data center and conducts bitcoin mining at a 617,000 square foot energy-efficient facility located on a 34.5 acre site in southern Michigan with the ability to offer up to 300MWs of critical power capacity. The data center was acquired on February 1, 2021 and revenue from the existing commercial real estate operations began being recognized during the quarter ending March 31, 2021 and, upon completion of the initial buildout of 30,000 square feet, or the equivalent of 1,000 cabinets capable of housing over 40,000 servers, recognition of revenue from the enterprise cloud data center is expected to begin during the quarter ending June 30, 2021.

The buildout of the initial 30,000 square feet will be for colocation services, including build-to-suit arrangements, in which customers will be provided with secure, reliable and robust environments for hardware and access to network connectivity that are necessary to aggregate and distribute information. By initially focusing on colocation services that range from a single rack to multi-megawatt hyperscale requirements, we will be able to minimize our capital and operating expenses and also provide an attractive alternative to companies that either host internally and need additional capacity or are evaluating build vs. buy alternatives. We expect that revenues from the colocation services will be primarily based on a recurring revenue model comprised of colocation for a predetermined amount of allocated power and related interconnection offerings. Ultimately, we intend to expand our service offerings to include managed cloud computing, in other words the on-demand availability of various technology resources, such as compute, storage and network. While we believe the Facility and its anticipated future operations will be successful, there is a risk that its expectations will not materialize in a timely manner, if at all.

Tansocial

Tansocial is an early-stage marketing company leveraging innovative digital tools to provide lead generation, influencer promotion and marketing, client acquisition training systems, social media branding/content, digital marketing consulting, and text message marketing.

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

Gresham Power Electronics makes limited use of channel partners including independent manufacturer representatives and strategic operating partners in the Middle East, India and Australia. These representatives promote our products and serve as the customer interface for Gresham Power in specific parts of the world as agreed. Typically, either we or the manufacturing representatives are entitled to terminate the manufacturer representative agreement upon 30 days’ written notice.

Our Relec subsidiary advertises in highly targeted industry-specific publications such as Electronics Weekly, New Electronics, Electronic Product Design & Test, Electronics Specifier, Components In Electronics, Design Products & Applications, Rail Technology Magazine, Rail Engineer, Rail Professional. In addition, Relec also posts regular podcasts on topics of interest to customers and prospect as well as running an active PR campaign to get placements of earned media and coverage in a wide range of media. We look to replicate similar campaigns in other operating subsidiaries to generate inquiries/leads, raise awareness of Gresham Worldwide and support talent recruiting efforts.

We provide comprehensive collateral materials including product data sheets, participation in trade shows, and our websites, www.digipwr.com and www.microphase.com. We use our website to emphasize our capabilities and marketing direction. All products specifications are uploaded onto our websites and accessible to the marketplace. We will continue to enhance our websites by adding more features and functionalities, such as e-commerce, that will allow our customers to make direct purchases through our website. Our future promotional activities will likely include advertising in industry-specific publications, as well as public relations for our new products.

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

We believe that our power system solutions and advanced technology is superior to our competitors’ power supplies mainly because we use the latest power technology processing and controls which make these power supplies highly customized and efficient. The power-to-volume ratio makes our power solutions more compact compared to what is offered by our competitors and is suitable in custom infrastructures to meet our customers’ requirements.

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

Our Enertec subsidiary faces direct competition from smaller firms than itself such as Nir Or, EPS, MER, Alexander Schneider, Symcotech and Chaban, which specialize in components of electronic solutions. Offering end-to-end, turnkey solutions gives Enertec a competitive advantage over other private contractors competing to provide the Israeli MOD and major OEMs with electronic systems and components. That competitive advantage renders roughly 80% of Enertec’s business de facto “sole source” work without other viable competition.

Gresham Power confronts competition from Ultra Electronics and Rolls Royce. As in the case of Microphase, elegant designs, strong engineering and a long track record for delivering ultra-reliable high quality power electronics solutions enables Gresham Power to compete effectively.

Relec competes against many other distributors of power electronics and display offerings, facing competition from the likes of Fidus Power Ltd, Mouser Electronics and Avnet Abacus as well as power supply and electronics manufacturers like XP and ABB who sell direct, many of which have significantly more fiscal and marketing resources than Relec. However, a high touch, customer-focused approach enables Relec to compete effectively against high volume distributors and direct selling manufacturers. Optimizing and designing solutions into customer product lines has proven tremendously effective in building relationships with customers and suppliers alike that endure over time, generating regular repeat business and builds a reputation for customer service that provides a strong competitive advantage when pursuing new customers.

We also face competition from current and prospective customers who may decide to design and manufacture power electronics, communications components and electronic solutions needed to satisfy their internal programmatic requirements.

Consolidation in the defense technology solutions market, including through mergers, acquisitions and/or strategic alliances among major entities to which we sell our products, has the potential to intensify the competitive pressures that we face. Many of our existing and potential competitors may be better positioned than we are to acquire other companies, technologies or products. We believe we compete favorably on the basis of multiple factors, including product quality and reliability, technological capabilities, service, past performance, design flexibility and ability to develop and implement complex, integrated solutions customized to our customers’ needs, and cost-effectiveness. Focusing on bespoke technology offerings with relatively low volumes and high margins enables our operating subsidiaries to compete favorably on price against larger companies with much high indirect cost structures. Finally, the fragmentation of the defense technology market also creates opportunities the Gresham Worldwide to grow through acquiring competitors and/or potential competitors.

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

Intellectual Property

We rely upon a combination of trade secrets, industry expertise, confidential procedures, and contractual provisions to protect our intellectual property. We believe that because our products are continually updated and revised, obtaining patents would be costly and not beneficial. It is our policy to enter into confidentiality and invention assignment agreements with our employees and contractors as well as nondisclosure agreements with our suppliers and strategic partners in order to limit access to and disclosure of our proprietary information. However, in the future, as we continue to develop unique core technology, we may seek to obtain patents for some of the core technology. On July 10, 2012, our trademark, “DP Digital Power Flexible Power” was registered with the United States Patent and Trademark Office.

In conjunction with our majority acquisition of Microphase, we concluded that because of the industry recognition of the Microphase trademark and trade name, which has been around for nearly 60 years, the tradename and trademark represented a significant intellectual property asset.

Microphase and Enertec typically design custom products to our customer specifications as “work for hire” and therefore own no intellectual property in the design. As the ultimate end user, the U.S. DoD and the Israeli MOD typically acquire and retain rights in all such technical data. Microphase does acquire and own intellectual property in the fabrication, assembly, tuning and testing protocols followed the production of the products. And, as they conduct more independent research and development to new technology solutions, both companies plan to file for patents to protect their intellectual property.

In the UK, Gresham Power typically will retain ownership of the intellectual property of the designs of products developed for defense applications. However, neither Relec nor Gresham Power typically retains intellectual property in any of the standard power products that they sell on the commercial market.

Compliance with Material Government (Not Just Environmental) Regulations

Coolisys

Coolisys’ businesses are heavily regulated in most of its markets. Coolisys handles power electronics products mainly in the form of power conversion. Coolisys must take into account several standards for electronic safety to protect the health of humans and animals. Coolisys serves diverse markets including automotive, defense/aerospace, medical/healthcare, industrial and telecommunications, each of which has its own set of their safety regulations and standard that Coolisys must comply with.

Government Contracts. The U.S. government, and other governments, may terminate any of Coolisys’ government contracts at their convenience, as well as for default based on our failure to meet specified performance requirements. If any of Coolisys’ U.S. government contracts were to be terminated for convenience, Coolisys would generally be entitled to receive payment for work completed and allowable termination or cancellation costs. If any of Coolisys’ government contracts were to be terminated for default, generally the U.S. government would pay only for the work that has been accepted and could require Coolisys to pay the difference between the original contract price and the cost to re-procure the contract items, net of the work accepted from the original contract. The U.S. government can also hold Coolisys liable for damages resulting from the default.

Medical device power supplies. Coolisys’ medical power supplies must incorporate one or more means of protection (“MOP”) to avoid electrocution. A MOP can be safety insulation, a protective earth, a defined creepage distance, an air gap (clearance) or other protective impedance. These can be used in various combinations - having two MOPs means if one fails, there is another in place. A MOP can be achieved through safety insulation, protective earth, a defined creepage distance, an air gap, other protective impedances, or by implementing a combination of these techniques. Coolisys must comply with a standard that treats operators and patients, resulting in the classifications “means of operator protection” and “means of patient protection.” The latter requirements are more stringent because the patient may be physically connected via an AP and unconscious when the fault occurs.

Environmental. Coolisys is subject to various federal, state, local and non-U.S. laws and regulations relating to environmental protection, including the discharge, treatment, storage, disposal and remediation of hazardous substances and wastes. Coolisys continually assesses its compliance status and management of environmental matters to ensure that its operations are in compliance with all applicable environmental laws and regulations. Investigation, remediation, and operation and maintenance costs associated with environmental compliance and management of sites are a normal, recurring part of Coolisys’ operations.

Non-U.S. Sales. Coolisys’ non-U.S. sales are subject to both U.S. and non-U.S. governmental regulations and procurement policies and practices, including regulations relating to import-export control, tariffs, investment, exchange controls, anti-corruption, and repatriation of earnings. Non-U.S. sales are also subject to varying currency, political and economic risks.

Gresham

Gresham’s businesses are heavily regulated in most of its markets. Gresham transacts with numerous U.S. government agencies and entities, including but not limited to the Department of Defense, branches of the U.S. military and the Department of Homeland Security. Similar government authorities exercise similar regulatory oversight in Gresham’s non-U.S. markets.

Government Contracts. The governments of the U.S., UK and Israel may terminate any of Gresham’s applicable operating subsidiaries’ government contracts at their convenience, as well as for default based on our failure to meet specified performance requirements. If the U.S. Government terminated any of Gresham’s contracts for convenience, Gresham generally would be entitled to receive payment for work completed and allowable termination or cancellation costs. If any of Gresham’s government contracts were to be terminated for default, generally the U.S. government would pay only for the work that has been accepted and could require Gresham to pay the difference between the original contract price and the cost to re-procure the contract items, net of the work accepted from the original contract. The U.S. government can also hold Gresham liable for damages resulting from the default. Similar provisions apply to Gresham’s contracts with other governments and to Gresham’s subcontractors with major defense contractors who provide systems or military platforms directly to the government.

Power Electronics. In all of Gresham’s markets in the U.S., Gresham’s commercial power electronics offerings must comply with safety, energy use and operational performance regulations and standards (IEC/EN/UL/CSA) issued and administered by international standards organizations. In the U.S., the Department of Energy, the Environmental Protection Agency and the Federal Communications Commission mandate and enforce compliance with these standards. Outside the U.S., various government agencies in the UK, Europe and Israel mandate and enforce compliance with these international requirements for safety, energy use and operational performance. In commercial markets, Gresham’s suppliers bear most of the expense of compliance with international standards as a standard cost of business. Given the universal application of these requirements, the costs of compliance do not create any competitive disadvantage because all competitors must comply to sell into the market.

Environmental. Gresham must meet applicable regulatory, environmental, emissions, safety and other requirements where its customer specifies or as applicable local regulations or laws require. The products that Gresham markets and sells in Europe also may be subject to the 2003 European Directive on Restriction of Hazardous Substances (“RoHS”), which restricts the use of six hazardous materials in the manufacture of certain electronic and electrical equipment, as well as the 2002 European Directive on Waste Electrical and Electronic Equipment (“WEEE”), which determines collection, recycling and recovery goals for electrical goods. In July 2006, Gresham’s industry began phasing in RoHS and WEEE requirements in most geographical markets with specific emphasis on consumer-based products. Gresham believes that RoHS and WEEE-compliant components may be subject to longer lead-times and higher prices as the industry transitions to these new requirements. REACH (Registration, Evaluation, Authorization and Restriction of Chemicals Registration) is a European Union regulation dating from 18 December 2006. REACH addresses the production and use of chemical substances, and their potential impacts on both human health and the environment.

These regulatory mandates apply to all of Gresham’s operating subsidiaries. Gresham has structured operations to comply with these requirements and have experienced little to no impact on lead times or prices. Give the applicability of these requirements to all competitors alike, compliance has had no impact on the competitive position of any operating subsidiary.

Non-U.S. Sales. Gresham’s non-U.S. sales are subject to both U.S. and non-U.S. governmental regulations and procurement policies and practices, including regulations relating to import-export control, tariffs, investment, exchange controls, anti-corruption, and repatriation of earnings. Non-U.S. sales are also subject to varying currency, political and economic risks.

Alliance Cloud Services

ACS is subject to various federal, state, local and non-U.S. laws and regulations relating to environmental protection and remediation of hazardous substances and wastes. ACS continually assesses compliance status and management of environmental matters to ensure our operations are in compliance with all applicable environmental laws and regulations. Investigation, remediation, and operation and maintenance costs associated with environmental compliance and management of sites are a normal, recurring part of operations. While ACS’s regulatory compliance costs are currently not considered material, it is reasonably possible that costs incurred to ensure continued environmental compliance could have a material impact on results of operations, financial condition or cash flows if new areas of soil, air and groundwater contamination are discovered and/or expansions of work scope are prompted by the results of ongoing monitoring.

Security Clearance

As a U.S. Government contractor, we are required to maintain facility and personnel security clearances complying with the DoD and other Federal agency requirements. Microphase maintains strict protocols for handling classified information and Confidential Unclassified Information associated with its work for the United States Department of Defense and has built a “Secure Compartmented Information Facility” within its Shelton production facility certified for generating, storing and reviewing classified information.

Gresham Power works on many contracts classified as “Official Sensitive” that require individual security clearances and adherence to information security protocols for receiving, handling and storing confidential information as required in the UK Official Secrets Act and its implementing regulations.

Enertec complies with all information security requirements included in their customer contracts as well as all the confidentiality laws that the State of Israel mandates for work related to defense of the country.

Audits and Investigations

As a government contractor, we are subject to audits and investigations by U.S. Government agencies including the Defense Contract Audit Agency (the “DCAA”), the Defense Contract Management Agency (the “DCMA”), the Inspector General of the DoD and other departments and agencies, the Government Accountability Office, the Department of Justice and Congressional Committees. From time-to-time, these and other agencies investigate or conduct audits to determine whether a contractor’s operations are being conducted in accordance with applicable requirements. The DCAA and DCMA also review the adequacy of, and compliance with, a contractor’s internal control systems and policies, including the contractor’s accounting, purchasing, property, estimating, earned value management and material management accounting systems. Our final allowable incurred costs for each year are also subject to audit and have from time to time resulted in disputes between us and the U.S. Government. Any costs found to be improperly allocated to a specific contract will not be reimbursed or must be refunded if already reimbursed. If an audit or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government.

Enertec conducts operations under constant supervision of the Ministry of Defense of Israel and the contractors through which the MOD does most of its business. All of its contracts are subject to audits of performance, quality and price reasonableness.

Gresham Power contracts with UK Ministry of Defence, Royal Navy or major defense contractors serving those agencies include standard provisions which give the customer the right to audit our performance under those contracts when they see fit. Audits are part of doing business with the government and typically focus on deliveries – on time project milestones as well as quality. The Royal Navy will review Gresham Power pricing of services provided under support contract every 12 months for reasonableness.

The Defense Federal Acquisition Regulation, as implemented in standard contract clauses, mandates that Microphase establish and follow extensive detailed processes and protocols to protect classified and Confidential Unclassified Information (CUI) from disclosure and unauthorized access. That mandate includes a requirement that Microphase formulate and implement a System Security Plan with 110 different elements and protocols for handling and protecting classified information and CUI. Over the next 3 years, the DoD will require all participants in the defense supply chain to demonstrate compliance with the Capability Model Maturity Cybersecurity as verified through an independent third party auditor. Compliance with these mandates requires and will require Microphase to invest significant resources to maintain compliance. For instance, compliance requires extensive security controls on access to Microphase IT systems, strong firewalls and intrusion monitoring. Microphase will have to hire a full-time person to ensure information security and act as a Facility Security Officer as well as oversee security of all Microphase employees. These investments add to indirect cost pools that Microphase must recover in the price of its products for DoD and contractors.

Gresham Power Electronics Ltd is fully certified as “Cyber Essentials Compliant.” Cyber Essentials is a Government-backed, industry-supported scheme to help organizations protect themselves against common online threats. The UK Government requires all suppliers bidding for contracts involving the handling of sensitive and personal information to be certified against the Cyber Essentials program criteria.

Enertec has implemented the strongest possible cyber security protections consistent with the resources available to a company its size.

Other Compliance Issues

In addition, we are subject to the local, state and national laws and regulations of the jurisdictions where we operate that affect companies generally, including laws and regulations governing commerce, intellectual property, trade, health and safety, contracts, privacy and communications, consumer protection, web services, tax, and corporate laws and securities laws. These regulations and laws may change over time. Unfavorable changes in existing and new laws and regulations could increase our cost of doing business and impede our growth.

Research and Development

During the years ended December 31, 2020 and 2019, we spent approximately $1,848,866 and $1,861,103, respectively, on research and development.

Human Capital Resources

We are committed to attracting and retaining the brightest and best talent, so investing in human capital is critical to our success. The employee traits we value include industriousness, intellectual curiosity, growth mindset and deeply caring about the quality of work. The human capital measures and objectives that we focus on in managing our business include employee safety, talent acquisition and retention, employee engagement, development and training, diversity and inclusion, and compensation and pay equity. None of our employees is represented by a collective bargaining unit or is a party to a collective bargaining agreement. We believe that our relationship with our employees is good.

The following description provides an overall view of our Company. Since we are a holding company, however, every statement may not be applicable to every subsidiary, particularly since some are located in foreign countries and others operate in industries deemed essential by the DoD and therefore remained at work during the COVID-19 pandemic.

Employee Profile

As of December 31, 2020, we had 154 employees located in the United States, the United Kingdom and Israel, of whom 54 were engaged in engineering and product development, 14 in sales and marketing, 46 in general operations and 40 in general administration and finance. All but 10 of these employees are employed on a full-time basis. None of our employees is currently represented by a trade union. We consider our relations with our employees to be good.

As of December 31, 2020, approximately 36% of our current workforce is female, 64% male, and our average tenure is 10.0 years, an increase of 3.7% from an average tenure of 9.7 years as of December 31, 2019.

Talent

A core tenet of our talent system is to both develop talent from within and supplement with external hires. This approach has yielded loyalty and commitment in our employee base which in turn grows our business, our products, and our customers, while adding new employees and external ideas supports a continuous improvement mindset and our goals of a diverse and inclusive workforce. We believe that our average tenure of ten years as of the end of the fiscal year 2020 reflects the engagement of our employees in this core talent system tenet.

The Company believes it complies with all applicable state, local and international laws governing nondiscrimination in employment in every location in which the Company operates. All applicants and employees are treated with the same high level of respect regardless of their gender, ethnicity, religion, national origin, age, marital status, political affiliation, sexual orientation, gender identity, disability or protected veteran status.

Employee Engagement and Development

Our employee engagement efforts include our frequent and transparent “all-hands” meetings and executive communications, through which we aim to keep our employees well-informed and to increase transparency. We believe in continual improvement and use employee feedback to drive and improve processes that support our customers and ensure a deep understanding of our employees' needs. We plan to conduct annual confidential employee surveys as we believe that ongoing performance feedback encourages greater engagement in our business and improves individual performance. Our employees will participate in a 360-degree evaluation process to identify critical capabilities for development and establish new stretch goals.

Objectives and key results are used to drive our business strategy. All our teams participate in an annual strategic planning process to identify objectives for business growth and innovation. Our teams and employees set goals quarterly to achieve the Company’s annual objectives.

Pay Equity

Our employee compensation strategy supports three primary objectives: attract and retain the best team members, reflect and reinforce our most important values and align team member interests with shareholder interests in building enduring value. We believe people should be paid for what they do and how they do it, regardless of their gender, race or other personal characteristics. To deliver on that commitment, we benchmark and set pay ranges based on market data and consider factors such as an employee’s role and experience, the location of their job, and their performance. We also regularly review our compensation practices, both in terms of our overall workforce and individual employees, to ensure our pay is fair and equitable.

Total Rewards

As part of our compensation philosophy, we believe that we must offer and maintain market competitive total rewards programs for our employees in order to attract and retain superior talent. In addition to healthy base wages, additional programs include annual bonus opportunities, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources and flexible work schedules. We anticipate establishing a Company-wide augmented employee stock purchase plan and a Company matched 401(k) plan during 2021.

Health and Safety

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to a variety of flexible and convenient health and welfare programs, including benefits that support their physical and mental health by providing tools and resources to help them improve or maintain their health status; and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families. In response to the COVID-19 pandemic, we implemented significant operating environment changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes having a significant portion of our employees work from home, while implementing additional safety measures for employees continuing critical on-site work. For further information on this subject and how COVID-19 has affected our company and our subsidiaries, see “Impact of Coronavirus on Our Operations.”

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

You should consider each of the following risk factors and any other information set forth in this Annual Report and the other reports filed by the Company with the Securities and Exchange Commission (the “SEC”), including the Company’s financial statements and related notes, in evaluating the Company’s business and prospects. The risks and uncertainties described below are not the only ones that impact on the Company’s operations and business. Additional risks and uncertainties not presently known to the Company, or that the Company currently considers immaterial, may also impair its business or operations. If any of the following risks actually occurs, the Company’s business and financial condition, results or prospects could be harmed. Please also read carefully the section entitled “Note About Forward-Looking Statements” at the beginning of this Annual Report.

Risks Related to Our Company

We will need to raise additional capital to fund our operations in furtherance of our business plan.

Until we are profitable, we will need to quickly raise additional capital in order to fund our operations in furtherance of our business plan. The proposed financing may include shares of common stock, shares of preferred stock, warrants to purchase shares of common stock or preferred stock, debt securities, units consisting of the foregoing securities, equity investments from strategic development partners or some combination of each. Any additional equity financings may be financially dilutive to, and will be dilutive from an ownership perspective to, our stockholders, and such dilution may be significant based upon the size of such financing. Additionally, we cannot assure that such funding will be available on a timely basis, in needed quantities, or on terms favorable to us, if at all.

We face business disruption and related risks resulting from the outbreak of the novel coronavirus 2019 (“COVID-19”), which could have a material adverse effect on our business and results of operations and curtail our ability to raise financing.

Our business has been disrupted and materially adversely affected by the outbreak of COVID-19. As a result of measures imposed by the governments in affected regions, businesses and schools have been suspended due to quarantines intended to contain this outbreak and many people have been forced to work from home in those areas. The spread of COVID-19 from China to other countries resulted in the Director General of the World Health Organization declaring the outbreak of COVID-19 as a Public Health Emergency of International Concern, based on the advice of the Emergency Committee under the International Health Regulations (2005), and the Centers for Disease Control and Prevention in the U.S. issued a warning on February 25, 2020 regarding the likely spread of COVID-19 to the U.S. Since the initial outbreak of COVID-19, international stock markets have reflected the uncertainty associated with the slow-down in the American, Israeli and UK economies. We are still assessing our business operations and system supports and the impact COVID-19 may have on our results and financial condition, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally or in our sectors in particular.

Our operations are located in Alameda County, CA, Orange County, CA, Las Vegas, NV, Fairfield County, CT, the United Kingdom, Israel and members of our senior management work in Seattle, WA and New York, NY, which is also the location of the offices of the Company’s independent auditor. The Company has been following the recommendations of local health authorities to minimize exposure risk for its employees for the past several weeks, including the temporary closures of its offices and having employees work remotely to the extent possible, which has to an extent adversely affected their efficiency.

Updates by business unit are as follows:

•	Ault Global’s corporate headquarters, located in Las Vegas, NV, largely operates normally with adherence to the governor’s Directives and Declarations. Certain individuals deemed to be high risk may work remotely, as required.

20

•

Ault Global’s finance and accounting offices, located in Newport Beach, CA, have begun working remotely, based on the occupancy and social distancing order from the Orange County Health Officer (http://www.ochealthinfo.com/phs/about/epidasmt/epi/dip/prevention/novel_coronavirus). The administrative staff has tested the secure remote access systems and technology infrastructure to adjust working arrangements for its employees and believes it has adequate internal communications system and can remain operational with a remote staff.

•

Coolisys, located in Milpitas, CA, has largely returned to normal operations with adherence to guidelines published by the Santa Clara Public Health Department. Certain individuals deemed to be high risk may work remotely as required. Coolisys has experienced disruption in its supply chain as a result of the COVID-19 impact on its vendors.

•	Microphase operates a production facility in Connecticut. In March 2020, the Defense Department designated Microphase an “essential” operation of critical infrastructure workers as part of the defense industrial base. To limit the impact of the COVID-19 pandemic, Microphase implemented a series of protocols to limit access to the facility, heighten sanitization, facilitate social distancing and require face coverings. The Company asked workers to travel only as necessary and limit exposure to others. All employees, including management, that do not have to be in the facility work remotely whenever possible. Any employees who come in contact or potential contact with anyone who has tested positive for COVID-19 or who traveled outside the immediate area went into quarantine and must provide proof of negative tests before returning to work. Rigorous adherence to these protocols enabled Microphase to operate without disruption for 10 months.

In December 2020, five employees tested positive for COVID-19. Microphase temporarily shut down the production facility in Connecticut for a week for deep cleaning and to have all employees tested for COVID-19. Since the outbreak disproportionately affected assembly workers, Microphase’s assembly operations remained shut down for three weeks until all assembly workers had at least 2 negative tests. Operations resumed as workers gradually in late December and the workforce returned to full strength in mid-January 2021.

The disruption to production operations deferred order completion and delayed shipments with a significant decrease in revenue from forecast for December of 2020 and a lingering, but only partial and less substantial, effect on January 2021 and February 2021 revenue. Disruption of production added costs from paying employees who could not work and deferred revenue from delayed shipments.

Microphase continues to follow CDC guidelines for social distancing, face coverings and heightened sanitizing to keep the workforce safe and healthy. Microphase has strictly limited access to its facility and mandated that all employees minimize exposure to the others. All Microphase employees who can work from home will do so while COVID-19 levels remain high in the surrounding communities. However, some workers may still need to work in proximity to others. Management is working with state and federal authorities to get all employees vaccinated on a priority basis as “essential workers” whom the DoD has officially designated as “critical infrastructure workforce” as part of the “defense industrial base.” Some employees have already received vaccinations and we expect all employees to have both vaccinations by the end of March 2021.

•	Gresham Power suspended production operations in its Salisbury, UK facility from mid-March through June 2020 before resuming production until a subsequent shutdown in November 2020. Notwithstanding the current lockdown, production operations have resumed to complete work on order for products critically needed for military operations. However, engineers, back office staff and management have worked from home as much as possible throughout the pandemic period and continue to do so. The pandemic has disrupted production at times and delayed contract actions as well as other customer decision making, which decreased revenue realized in 2020.

•	Relec, which does not operate any manufacturing or assembly facilities, has not experienced any material COVID-19 related disruptions to date and continues normal operations notwithstanding the lockdown in the United Kingdom. All employees who can work from home do so. Others who must work at the Wareham site to move product or access systems continue to do so under strict safety protocols with face coverings, social distancing and heightened attention to sanitization. The principal impact on Relec’s operations has come from deferral of some orders and modest decrease in revenue year-over-year. We presently expect business to rebound and resume a steady growth pattern in the third quarter of 2021, although the pandemic may impact this outlook.

•	The Israeli government exempted Enertec from pandemic-related lockdown orders to keep production operations open for key projects that impact national security. Approximately 50% of the Enertec’s workforce is working remotely. Enertec incurred additional costs for increased sanitizing costs, personal protective equipment, increased virtual operations, measures to facilitate social distancing and other precautions to avoid the spread of COVID-19. The pandemic also affected Enertec’s customers and supply chain partners, slowing order processing, materials and parts delivery and service order completion. The principal impact on Enertec’s business has come from deferral of customer decisions and order issuance. We presently expect business to rebound and resume substantial growth in second quarter of 2021 as orders increase to address deferred, pent up demand.

Due to the unprecedented market conditions domestically and internationally, and the effect COVID-19 has had and will continue to have on the Company’s operations and financial performance, the extent of which is not currently known, the Company is temporarily suspending guidance for 2021. The Company will monitor the situation rigorously and provide business updates as circumstances warrant and resume providing guidance on the Company’s business when management believes that such information would be both reliable and substantively informative.

The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus or variants thereof, the extent and effectiveness of containment actions and the impact of these and other factors on our employees, customers, partners and vendors. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.

We have an evolving business model, which increases the complexity of our business.

Our business model has evolved in the past and continues to do so. In prior years we have added additional types of services and product offerings and in some cases, we have modified or discontinued those offerings. We intend to continue to try to offer additional types of products or services, and we do not know whether any of them will be successful. From time to time we have also modified aspects of our business model relating to our product mix. We do not know whether these or any other modifications will be successful. The additions and modifications to our business have increased the complexity of our business and placed significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. Future additions to or modifications of our business are likely to have similar effects. Further, any new business or website we launch that is not favorably received by the market could damage our reputation or our brand. The occurrence of any of the foregoing could have a material adverse effect on our business.

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

We received an order and related subpoena in November of 2019 from the Commission that stated that the staff of the Commission is conducting an investigation now known as “In the Matter of DPW Holdings, Inc.,” and that the subpoena was issued as part of an investigation as to whether we and certain of our officers, directors, employees, partners, subsidiaries and/or affiliates, and/or other persons or entities, directly or indirectly, violated certain provisions of the Securities Act and the Exchange Act, in connection with the offer and sale of our securities. Certain affiliates and related parties of ours have also been subpoenaed. Although the order states that the Commission may have information relating to such alleged violations, the subpoena expressly provides that the inquiry is not to be construed as an indication by the Commission or its staff that any violations of the federal securities laws have occurred. We have produced documents in response to the subpoena. Since the original subpoena was issued, we received a second subpoena in July of 2020. The Commission may in the future require us to produce additional documents or information, or seek testimony from other members of our management team.

We are unaware of the scope or timing of the Commissioner’s investigation. As a result, we do not know how the Commission’s investigation is proceeding, or when it will be concluded. We also are unable to predict what action, if any, might be taken in the future by the Commission or its staff as a result of the matters that are the subject to its investigation or what impact, if any, the cost of continuing to respond to subpoenas might have on our financial position or results of operations. We have not established any provision for losses in respect of this matter. In addition, complying with any such future requests by the Commission for documents or testimony could distract the time and attention of our officers and directors or divert our resources away from ongoing business matters. This investigation could result in significant legal expenses, the diversion of management’s attention from our business, damage to our business and reputation, and could subject us to a wide range of remedies, including an enforcement action by the Commission. There can be no assurance that any final resolution of this and any similar matters will not have a material adverse effect on our financial condition or results of operations.

Our inability to successfully integrate new acquisitions could adversely affect our combined business; our operations are widely disbursed.

Our growth strategy through acquisitions is fraught with risk. On June 2, 2017, we acquired a majority interest in Microphase, on May 23, 2018 we acquired Enertec, on November 30, 2020 we acquired Relec and on January 29, 2021, we acquired the Facility in Michigan. Our strategy and business plan are dependent on our ability to successfully integrate Microphase’s, Enertec’s and our other acquisition’s operations, particularly those of Relec and Gresham Power. In addition, while we are based in Las Vegas, NV, our Finance Department is in Newport Beach, CA, Microphase’s operations are located in Shelton, Connecticut, Enertec’s operations are located in Karmiel, Israel and Gresham Power’s operations are located in Salisbury, England. These distant locations and others that we may become involved with in the future will stretch our resources and management time. Further, failure to quickly and adequately integrate all of these operations and personnel could adversely affect our combined business and our ability to achieve our objectives and strategy. No assurance can be given that we will realize synergies in the areas we currently operate.

We are heavily dependent on our senior management, and a loss of a member of our senior management team could cause our stock price to suffer.

If we lose the services of Milton C. Ault III, our Executive Chairman, William B. Horne, our Chief Executive Officer, Ken Cragun, our Chief Financial Officer or Henry Nisser, our President and General Counsel, and/or certain key employees, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected. Our existing operations and continued future development depend to a significant extent upon the performance and active participation of these individuals and certain key employees. Although we have entered into employment agreements with Messrs. Ault, Horne and Nisser, and we may enter into employment agreements with additional key employees in the future, we cannot guarantee that we will be successful in retaining the services of these individuals. If we were to lose any of these individuals, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected.

We rely on highly skilled personnel and the continuing efforts of our executive officers and, if we are unable to retain, motivate or hire qualified personnel, our business may be severely disrupted.

Our performance largely depends on the talents, knowledge, skills, know-how and efforts of highly skilled individuals and in particular, the expertise held by our Executive Chairman, Milton C. Ault III. His absence, were it to occur, would materially and adversely impact development and implementation of our projects and businesses. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. Our continued ability to compete effectively depends on our ability to attract, among others, new technology developers and to retain and motivate our existing contractors. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers. In addition, if any of our executives joins a competitor or forms a competing company, we may lose some customers.

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

We may also engage in transactions utilizing SPEs and securitization techniques where the assets sold or contributed to the SPE remain on our balance sheet for accounting purposes. If, for example, we sell the assets to the SPE with recourse or provide a guarantee or other credit support to the SPE, its assets will remain on our balance sheet. Consolidation would also generally result if we, in consultation with our auditors, determine that consolidation would result in a more accurate reflection of our assets, liabilities and results of operations. In these structures, the risks will be essentially the same as in other securitization transactions but the assets will remain our assets for purposes of the limitations described above on investing in assets that are not qualifying assets and the leverage incurred by the SPE will be treated as borrowings incurred by us for purposes of our limitation on the issuance of senior securities.

We may not be able to utilize our net operating loss carry forwards.

At December 31, 2020, we had Federal net operating loss carry forwards (“NOLs”) for income tax purposes of approximately $18,568,667 after taking into consideration of the §382 limitation. The Coronavirus Aid, Relief, and Economic Security Act signed in to law on March 27, 2020 provided that NOLs generated in a taxable year beginning in 2018, 2019, or 2020, may now be carried back five years and forward indefinitely. In addition, the 80% taxable income limitation is temporarily removed, allowing NOLs to fully offset net taxable income. However, we do not know if or when we will have any earnings and capital gains against which we could apply these carry forwards. Furthermore, as a result of changes in the ownership of our common stock, our ability to use our federal NOLs will be limited under Internal Revenue Code Section 382. State NOLs are subject to similar limitations in many cases. As a result, our substantial NOLs may not have any value to us.

Our corporate structure and intercompany arrangements are subject to the tax laws of various jurisdictions, and we could face greater than anticipated tax liabilities, which would harm our results of operations.

We are subject to tax laws in the U.S. and certain foreign jurisdictions, including Israel and the United Kingdom. Our income tax obligations are based in part on our corporate structure and intercompany arrangements. The tax laws applicable to our business are increasingly complex, are subject to interpretation and their application can be uncertain. The amount of taxes we pay in the jurisdictions in which we operate could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents.

We are subject to the examination of our income tax returns by the Internal Revenue Service and foreign tax authorities in the jurisdictions in which we operate, and we may be subject to assessments or audits in the future in any such jurisdictions. The tax authorities in these jurisdictions may aggressively interpret their laws in an effort to raise additional tax revenue and may claim that various withholding requirements apply to us or our subsidiaries, challenge the availability to us or our subsidiaries of certain benefits under tax treaties, and challenge our methodologies for valuing developed technology or intercompany arrangements or our revenue recognition policies, which could result in an increase of our worldwide effective tax rate and have a material adverse effect on our financial condition and operating results.

If we are required to recognize non-cash impairment charges related to goodwill, it could have a material adverse impact on our operating results.

We carry a significant amount of goodwill on our balance sheet. We have recorded approximately $9.6 million of goodwill in connection with several acquisitions, including the acquisition of Microphase in 2017, the acquisition of Enertec in 2018 and the acquisition of Relec in November 2020. We assess goodwill for impairment at least annually during the fourth fiscal quarter and whenever facts or circumstances indicate that the carrying value of goodwill may be impaired. Impairment analysis involves comparing the estimated fair value of a reporting unit to its carrying value. If the carrying value of a reporting unit exceeds its estimated fair value, we record an impairment charge. Determination of fair value requires considerable judgment and is sensitive to changes in underlying assumptions, estimates and market factors. Those assessments may be affected by significant negative industry or general economic trends, disruptions to our business and unexpected significant changes or planned changes in our use of the assets. To the extent any of our acquisitions, including Relec, do not perform as anticipated and our underlying assumptions and estimates related to the fair value determination are not met, the value of such assets may be negatively affected and we may be required to record impairment charges. If we are required to recognize noncash charges related to impairment of goodwill, our results of operations would be materially and adversely affected.

Risks Related to Related Party Transactions

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

At December 31,2020, Ault & Company, of which Milton C. Ault is the chief executive officer, beneficially owned 1,362,795 shares of our common stock, consisting of 1,078,967 shares of common stock owned, 275,862 shares of common stock underlying the 8% Convertible Promissory Note in the outstanding principal amount of $400,000 sold by us to Ault & Company on February 5, 2020, assuming no conversion of accrued, unpaid interest on this note, warrants to purchase 94 shares of common stock that are currently exercisable and shares owned by Philou Ventures, of which Ault & Company, Inc. is the Manager, consisting of: (i) 125,000 shares of Series B Preferred Stock that are convertible into 2,232 shares of common stock, (ii) warrants to purchase 2,232 shares of common stock that are exercisable within 60 days of the date hereof and (iii) 3,408 shares of common stock. Assuming Ault & Company converted its note on the date of this Annual Report, Ault & Company would own a number of shares of common stock equal to 4.9% of the number of shares of common stock issued and outstanding on the date hereof.

Given the close relationship between Ault & Company on the one hand, and our company on the other, it is far from inconceivable that we could enter into additional securities purchase agreements with Ault & Company.

Although we have relied on Philou, which no longer beneficially owns a meaningful number of our shares of common stock, to finance us in the past, and anticipate that Ault & Company may purchase shares of our Series C Preferred Stock under an agreement providing for the purchase thereof, we cannot assure you that either Philou or Ault & Company will assist us in the future. We would far prefer to rely on these entities’ assistance compared to other sources of financing as the terms they provide us are in general more favorable to us than we could obtain elsewhere. However, Messrs. Ault, Horne and Nisser could face a conflict of interest in that they serve on the board of directors of each of Ault & Company and our company. If they determine that an investment in our company is not in Ault & Company’s best interest, we could be forced to seek financing from other sources that would not necessarily be likely to provide us with equally favorable terms.

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

Alzamend Neuro, Inc.

Our relationship with Alzamend Neuro may expose us to certain conflicts of interest.

In August 2020, Alzamend Neuro entered into a securities purchase agreement with our company to sell a convertible promissory note of Alzamend Neuro, in the aggregate principal amount of $50,000 and issue a 5-year warrant to purchase 16,667 of shares of its common stock. The convertible promissory note bears interest at 8% per annum, which principal and all accrued and unpaid interest are due six months after the date of issuance. The principal and interest earned on the convertible promissory note may be converted into shares of the Alzamend Neuro’s common stock at $1.50 per share. The exercise price of the warrant is $3.00 per share.

In December 2020, we provided Alzamend Neuro $750,000 in short-term advances and in March of 2021 we entered into an agreement with Alzamend under which we purchased $4 million worth of shares of Alzamend Neuro’s common stock, with the ability to purchase another $6 million worth of such shares, provided that Alzamend Neuro meets certain milestones.

Messrs. Ault, Horne and Nisser could face a conflict of interest in that they serve on the board of directors of each of Alzamend Neuro and our company. Mr. Cragun, our chief financial officer is also the chief financial officer of Alzamend Neuro.

Avalanche International Corp.

We have lent a substantial amount of funds to Avalanche, a related party, whose ability to repay us is subject to significant doubt and it may not be in our stockholders’ best interest to convert the notes into shares of Avalanche common stock even if we had a reasonably viable means of doing so.

On September 6, 2017, we entered into a Loan and Security Agreement with Avalanche (as amended, the “AVLP Loan Agreement”) with an effective date of August 21, 2017 pursuant to which we will provide Avalanche a non-revolving credit facility. The AVLP Loan Agreement was recently increased to up to $15,000,000 and extended to December 31, 2023.

At December 31, 2020, we had provided Avalanche with $11,269,136 pursuant to the AVLP Loan Agreement. The warrants issued in conjunction with the non-revolving credit facility entitles us to purchase up to 22,538,272 shares of Avalanche common stock at an exercise price of $0.50 per share for a period of five years. The exercise price of $0.50 is subject to adjustment for customary stock splits, stock dividends, combinations or similar events. The warrants may be exercised for cash or on a cashless basis.

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

There is currently no liquid market for the Avalanche common stock. Consequently, even if we were inclined to convert the debt owed us by Avalanche into shares of its common stock, our ability to sell such shares would be severely limited. Avalanche is not current in its filings with the Commission and is not required to register the shares of its common stock underlying the New Note or any other loan arrangement we have made with Avalanche described above. Further, even if Avalanche were willing to register such shares, it would not be permitted to do so until it has registered the shares of its common stock underlying the Third Party Note.

As a result, there is some doubt as to whether Avalanche will ever have the ability to repay its debt to us, or if we convert the debt owed us by Avalanche into shares of its common stock, our ability to convert such shares into cash through the sale of such shares would be severely limited until such time, if ever, a liquid market for Avalanche’s common stock develops. If we are unable to recoup our investment in Avalanche in the foreseeable future or at all, such failure would have a materially adverse effect on our financial condition and future prospects.

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

Milton C. Ault, III and William Horne, our Executive Chairman and Chief Executive Officer, respectively, and two of our directors are directors of Avalanche. In addition, Philou is the controlling stockholder of Avalanche.

Milton C. Ault, III and William Horne, our Executive Chairman and Chief Executive Officer, respectively, and two of our directors, are also directors of Avalanche. In addition, Philou is the controlling stockholder of Avalanche. Certain conflicts of interest between us, on the one hand, and Avalanche, on the other hand, may arise relating to commercial or strategic opportunities or initiatives, in addition to the conflicts related to the debt that Avalanche owes us. For example, Messrs. Ault and Horne may find it difficult to determine how to meet their fiduciary duties to us as well as Avalanche, which could result in a less favorable result for us than would be the case if they were solely directors of our company. Further, even if Messrs. Ault and Horne were able to successfully meet their fiduciary obligations to us and Avalanche, the fact that they are members of the board of directors of both companies could attenuate their ability to focus on our business and best interests, possibly to the detriment of both companies. Mr. Ault’s control of Philou through Ault & Company only enhances the risk inherent in having Messrs. Ault and Horne serve as directors of both our company and Avalanche.

Risks Related to Our Business and Industry - Overview

If we fail to anticipate and adequately respond to rapid technological changes in our industry, including evolving industry-wide standards, in a timely and cost-effective manner, our business, financial condition and results of operations would be materially and adversely affected.

The markets in which we operate are characterized by technological changes. Such changes, including evolving industry standards, changes in customer requirements and new product introductions and enhancements, could render our products obsolete. Accordingly, we are required to constantly monitor and anticipate technological changes in our industry and develop new product offerings and technologies or adapt or modify our existing offerings and technologies to keep pace with technological advances in our industry and remain competitive.

Our ability to implement our business strategy and continue to grow our revenues will depend on a number of factors, including our continuing ability to:

•	identify emerging technological trends in our current and target markets;
•	identify additional uses for our existing technology to address customer needs in our current and future markets;
•	enhance our offerings by adding innovative features that differentiate our offerings from those of our competitors; and
•	design, develop, manufacture, assemble, test, market and support new products and enhancements in a timely and cost-effective manner.

We believe that, to remain competitive in the future, we will need to continue to invest significant financial resources in developing new offerings and technologies or to adapt or modify our existing offerings and technologies, including through internal research and development, strategic acquisitions and joint ventures or other arrangements. However, these efforts may be more costly than we anticipate and there can be no assurance that they will be successful.

If we are unable to identify, attract, train and retain qualified personnel, especially our design and technical personnel, our business and results of operations would be materially and adversely affected and we may not be able to effectively execute our business strategy.

Our performance and future success largely depends on our continuing ability to identify, attract, train, retain and motivate qualified personnel, including our management, sales and marketing, finance and in particular our engineering, design and technical personnel. For example, we currently have limited number of qualified personnel for the assembling and testing processes. We do not know whether we will be able to retain all these personnel as we continue to pursue our business strategy. Our engineering, design and technical personnel represent a significant asset. The competition for qualified personnel in our industry is intense and constrains our ability to attract qualified personnel. The loss of the services of one or more of our key employees, especially of our key engineering, design and technical personnel, or our inability to attract, retain and motivate qualified personnel could have a material adverse effect on our business, financial condition and operating results.

Our future results will depend on our ability to maintain and expand our existing sales channels and to build out marketing, business development and sales functions for the operating subsidiaries.

To grow our business, we must add new customers for our products in addition to retaining and increasing sales to our current customers. Currently, only Relec, the operating subsidiary that we acquired in November 2020, has an effective sales force focused on establishing relationships with customers that we expect to endure over time. In other subsidiaries, we have historically relied on key executives to drive growth through return business with existing customers. Building out marketing, business development and sales functions in all operating subsidiaries is critical to drive significant growth in line with our strategic plans. We plan to contract for marketing services to improve our websites, manage public relations and optimize our social media presence. Failure to recruit and retain the business development and sale personnel to execute on outreach and capture of new business, or the failure of those new hires or marketing services to perform as expected, will limit our ability to achieve our growth targets.

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

Sales to customers outside of North America accounted for 52% and 56.9% of net revenues for the years ended December 31, 2020 and 2019, and we expect that international sales will continue to represent a material portion of our total revenues. International sales are subject to the risks of international business operations as described above, as well as generally longer payment cycles, greater difficulty collecting accounts receivable, and currency restrictions. In addition, Gresham, our wholly-owned subsidiary in the United Kingdom, supports our European and other international customers, distributors, and sales representatives, and therefore is also subject to local regulation. International sales are also subject to the export laws and regulations of the United States and other countries.

Because a significant portion of our revenues and expenses is denominated in foreign currencies, fluctuations in exchange rates could have a material adverse effect on our operating results.

We face foreign exchange risks because a significant portion of our revenue and expenses is denominated in foreign currencies. Further, some suppliers to Enertec and Relec require payment in U.S. dollars, which exposes us to risk. Generally, U.S. dollar strength adversely impacts the translation of the portion of our revenue that is generated in foreign currencies into the U.S. dollar. For the years ended December 31, 2020 and 2019, approximately 46.9% and 48.2% of our revenue, respectively, was denominated in currencies other than U.S. dollars. Our results of operations could also be negatively impacted by a strengthening of the U.S. dollar as a large portion of our costs are U.S. dollar denominated. We also have foreign exchange risk exposure with respect to certain of our assets, that are denominated in currencies other than the functional currency of our subsidiaries, and our financial results are affected by the re-measurement and translation of these non-U.S. currencies into U.S. dollars, which is reflected in the effect of exchange rate changes on cash, cash equivalents, and restricted cash on the consolidated statements of cash flows. For the years ended December 31, 2020 and 2019, the effects of exchange rates on our cash, cash equivalents, and restricted cash totaled $122,980 and $179,830, due to fluctuations in exchange rates and the strengthening of the U.S. dollar. While we may choose to enter into transactions to hedge portions of our foreign currency translation and balance sheet exposure in the future, it is impossible to predict or eliminate the effects of foreign exchange rate exposure. Strengthening of the U.S. dollar could materially adversely affect our results of operations and financial condition.

Our insurance coverage and indemnity may be insufficient to cover potential liabilities we may face due to the risks inherent in the products and services we provide.

We are exposed to liabilities that are unique to the products and services we provide. A significant portion of our business relates to designing, developing and manufacturing, components, integrated assemblies and subsystems for advanced defense, medical, transportation, industrial, technology and communications systems and products. New technologies associated with these systems and products may be untested or unproven. Components of certain of the defense systems and products we develop are inherently dangerous. Failures of satellites, missile systems, air traffic control systems, homeland security applications and aircraft have the potential to cause loss of life and extensive property damage. In most circumstances, we may receive indemnification from the government end users of our defense offerings in the United States, the United Kingdom and Israel. In addition, failures of products and systems that we manufacture or distribute for medical devices, transportation controls or industrial systems also have the potential to result in loss of life, personal injury and/or extensive property damage.

While we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs from an accident or incident. It also is not possible for us to obtain insurance to protect against all operational risks and liabilities. Substantial claims resulting from an incident in excess of government indemnity and our insurance coverage would harm our financial condition, results of operations and cash flows. Moreover, any accident or incident for which we are liable, even if fully insured, could negatively affect our standing with our customers and the public, thereby making it more difficult for us to compete effectively, and could significantly impact the cost and availability of adequate insurance in the future.

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

Failure to comply with anti-bribery, anti-corruption, anti-money laundering laws, and similar laws, or allegations of such failure, could have a material adverse effect on our business, financial condition and operating results.

We are subject to various anti-bribery, anti-corruption, anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.S. Travel Act, the USA PATRIOT Act, the United Kingdom Bribery Act 2010, the Proceeds of Crime Act 2002, Chapter 9 (sub-chapter 5) of the Israeli Penal Law, 1977, the Israeli Prohibition on Money Laundering Law–2000, and possibly other similar laws in countries outside of the United States in which we conduct our business. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, agents, representatives, business partners, and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector.

We, our employees, agents, representatives, business partners and third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these employees, agents, representatives, business partners or third-party intermediaries even if we do not explicitly authorize such activities.

These laws also require that we keep accurate records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, we cannot assure you that none of our employees, agents, representatives, business partners or third-party intermediaries will take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. In addition, we may be held liable for violations committed of the FCPA or similar foreign laws by companies that we acquire.

Any alleged or actual violation of the FCPA or other applicable anti-bribery, anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, investigations, enforcement actions, fines and other criminal or civil sanctions, adverse media coverage, loss of export privileges, or suspension or termination of government contracts. Responding to any investigation or enforcement action would require significant attention of our management and resources, including significant defense costs and other professional fees. Failure to comply with anti-bribery, anti-corruption, anti-money laundering laws, and similar laws, or allegations of such failure, could therefore have a material adverse effect on our business, results of operations, financial condition and future prospects.

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

  Microphase is highly dependent on sales to major defense contractors of the U.S. military and its allies, including Lockheed Martin, Raytheon, BAE Systems and SAAB. The percentages of its revenue that were derived from sales to these named major defense contractors and directly to the U.S. Government were 50.7% in fiscal 2020 and 51.5% in fiscal 2019. Therefore, any significant disruption or deterioration of Microphase’s relationship with any such major defense contractors or the U.S. Government could materially reduce its revenue. During the year ended December 31, 2020 there were five customers that accounted for more than 10% of Microphase’s sales:  BAE Systems, Boeing/Argonist, Inc., DFAS Columbus Center, Raytheon Company and Sierra Nevada Corporation. During the year ended December 31, 2019 there were two customers that accounted for more than 10% of Microphase’s sales: BAE Systems and DFAS Columbus Center. Microphase’s competitors continuously engage in efforts to expand their business relationships with the same major defense contractors and the U.S. Government and will continue these efforts in the future, and the U.S. Government may choose to use other contractors. Microphase expects that a majority of the business that it seeks will be awarded through competitive bidding. Microphase operates in highly competitive markets and its competitors have more extensive or more specialized engineering, manufacturing and marketing capabilities than Microphase does in many areas, and Microphase may not be able to continue to win competitively awarded contracts or to obtain task orders under multi-award contracts. Further, the competitive bidding process involves significant cost and managerial time to prepare bids and proposals for contracts that may not be awarded to Microphase, as well as the risk that Microphase may fail to accurately estimate the resources and costs required to fulfill any contract awarded to us. Following any contract award, Microphase may experience significant expense or delay, contract modification or contract rescission as a result of its competitors protesting or challenging contracts awarded to it in competitive bidding. Major defense contractors to whom Microphase supplies components for systems must compete with other major defense contractors (to which Microphase may not supply components) for military orders from the U.S. Government.

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

The federal government can terminate or modify any of its contracts with Microphase or its prime contractors either for the federal government’s convenience, or if Microphase or its prime contractors default, by failing to perform under the terms of the applicable contract. A termination arising out of Microphase’s default could expose it to liability and have a material adverse effect on its ability to compete for future federal government contracts and subcontracts. If the federal government or its prime contractors terminate and/or materially modify any of Microphase’s contracts or if any applicable options are not exercised, Microphase’s failure to replace sales generated from such contracts would result in lower sales and would adversely affect its earnings, which could have a material adverse effect on Microphase’s business, results of operations and financial condition. Microphase’s backlog as of December 31, 2020 was approximately $5.5 million. Microphase’s backlog could be adversely affected if contracts are modified or terminated.

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

Compliance with the regulations, standards, and contractual obligations related to privacy, data protection, and data security, may cause us to incur additional expenses and failure to comply with such obligations could harm our business and future results of operations.

We expect that the regulatory framework for privacy, data protection and data security will continue to evolve, which may result in additional operating costs for internal compliance and risks to our business. In the European Union, the General Data Protection Regulation (“GDPR”) contains robust obligations on data processors and heavy documentation requirements for data protection compliance programs by companies. Among other requirements, the GDPR regulates the transfer of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. In the European Union, informed consent may be required for the use of cookies and direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent. Failure to comply with the GDPR could result in penalties for noncompliance (including possible fines of up to the greater of EUR20 million and 4% of our global annual revenue for the preceding financial year for the most serious violations, as well as the right to compensation for financial or non-financial damages claimed by individuals under Article 82 of the GDPR).

In addition to the GDPR, the European Commission has another draft regulation in the approval process that focuses on the right to privacy. The proposed regulation, known as the ePrivacy Regulation would replace the member state laws that implement the current European Union ePrivacy Directive. The ePrivacy Regulation will significantly increase fines for non-compliance.

The United Kingdom has enacted a Data Protection Act substantially implementing the GDPR, effective in May 2018, which was further amended to align more substantially with the GDPR following Brexit. It is unclear how United Kingdom data protection laws or regulations will develop and how data transfers to and from the United Kingdom will be regulated in the future.

Risks Related to Our Business and Industry - Enertec

Potential political, economic and military instability in Israel could adversely affect our operations.

A significant portion of our business is conducted through Enertec, our Israeli subsidiary. Accordingly, political, economic and military conditions in Israel and the surrounding region may directly affect our Israeli operations. In recent years, Israel has been involved in sporadic armed conflicts with Hamas, an Islamist terrorist group that controls the Gaza Strip, with Hezbollah, an Islamist terrorist group that controls large portions of Southern Lebanon, and with Iranian-backed military forces in Syria. Some of these hostilities were accompanied by missile strikes from the Gaza Strip against civilian targets in various parts of Israel, including areas in which our facilities are located, and negatively affected business conditions in Israel. The change in the United States Presidency may change the dynamics in the Middle East as forces hostile to the existence of Israel seek to reverse the recent stability and commercial opportunities created by the Abraham Accords. For example, there have been increasing concerns related to a potential attack by Iran. The tension between Israel and Iran and/or these groups may escalate in the future and turn even more violent, which could affect the Israeli economy in general and us in particular.

Our commercial insurance does not cover losses that may occur as a result of events associated with war and terrorism. Although the Israeli government currently covers the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot assure you that this government coverage will be maintained or that it will sufficiently cover our potential damages. Any losses or damages incurred by us could have a material adverse effect on our business.

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

Additionally, Israel has had three elections over the past 18 months and its coalition government collapsed in December 2020 following the failure by the parliament to pass an annual budget. A new election for the Knesset occurred on March 23, 2021 with no party able to win a parliamentary majority. This turmoil has negatively impacted and could in the future continue to impact the ability of the Israeli Ministry of Defense to adopt a new budget, enter into new programs and make timely payments to its suppliers, which in turn could adversely affect our operations in Israel and our operating results.

Many of our Enertec employees are obligated to perform military reserve duty in Israel, which could have a disruptive impact on our business.

Generally, Israeli adult male and certain female citizens and permanent residents are obligated to perform annual military reserve duty in the Israel Defense Forces up to a specified age. They also may be called to active military duty at any time under emergency circumstances. These military service obligations could have a disruptive impact on our business, if hostilities develop in the future.

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

Compliance with the regulations, standards, and contractual obligations related to privacy, data protection, and data security, may cause us to incur additional expenses and failure to comply with such obligations could harm our business and future results of operations.

In Israel, the Ministry of Justice has recently published a draft bill proposing to amend the Israeli Privacy Protection Law 5741-1981 to align it more closely with the European data privacy regulatory framework, and further changes may be introduced in the near future. Adoption of a GDPR-like regime in Israel would require Enertec to sign agreements with entities with whom it shares personal data covered under such regime and provide notice of the collection of such data as well as the use of “cookies” along with posting “opt out” provisions on its website. Compliance with these requirements may require amendments to Enertec internal policies, business practices and data handling protocols.

If we were to be found in violation of any applicable laws or regulations relating to privacy, data protection, or security, our business may be materially and adversely affected, and we would likely have to change our business practices. In addition, these laws and regulations could impose significant costs on us and could constrain our ability to use and process data in a commercially desirable manner. In addition, if a breach of data security, or a violation of laws and regulations relating to privacy, data protection or data security were to occur or to be alleged to have occurred, our reputation would be damaged, and our business and results of operations could be materially and adversely affected.

Risks Related to Our Business and Industry – Relec

The third parties on which we rely to supply certain products are located outside the United States.

Relec distributes products from foreign manufacturers located in Asia. Our future operating results will depend, among other things, on our ability to continue to rely on these arrangements. If we are no longer able to rely on these or other similar arrangements for the supply of certain products, or if our cost of relying on such arrangements materially increases, as the result of the imposition of or changes in customs, tariffs, quotas, trade barriers, or other trade protection measures, or otherwise, it could have a materially adverse effect on our business, financial condition, and operating results.

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

The listing of our common stock on the NYSE American is contingent on our compliance with the NYSE American’s conditions for continued listing. On July 24, 2020, we were notified by the NYSE American that we were no longer in compliance with the NYSE American continued listing standards because our reported stockholders' equity was below continued listing standards. The NYSE American requires that a listed company's stockholders' equity be $6.0 million or more if it has reported losses from continuing operations and/or net losses in its five most recent fiscal years.

Following submission of our compliance plan demonstrating how we intend to regain compliance with the continued listing standards, we were notified on October 8, 2020, that the NYSE American granted us a listing extension on the basis of our plan until January 24, 2022. We are subject to periodic review by NYSE American staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in our common stock being delisted from the NYSE American. On January 4, 2021, we were notified by the NYSE American we failed to comply with the NYSE American continued listing standards because of our inability to hold an annual meeting of stockholders no later than one year after the end of our last fiscal year. In light of our continued losses and inability to obtain quorum for our annual meeting, there is no assurance that we will be able to regain compliance with the NYSE American continued listing standards. If we fail to meet the NYSE American listing requirement, we may be subject to delisting by the NYSE American. In the event our common stock is no longer listed for trading on the NYSE American, our trading volume and share price may decrease and we may experience further difficulties in raising capital which could materially affect our operations and financial results. Further, delisting from the NYSE American could also have other negative effects, including potential loss of confidence by partners, lenders, suppliers and employees and could also trigger various defaults under our lending agreements and other outstanding agreements. Finally, delisting could make it harder for us to raise capital and sell securities. You may experience future dilution as a result of future equity offerings. In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that may not be the same as the price per share in this offering. We may sell shares or other securities in any other offering at a price per share that is less than the price per share paid by investors in this offering, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the price per share paid by investors in this offering.

Our common stock price is volatile; Volatility in our common stock price may subject us to securities litigation.

Our common stock is listed on the NYSE American. In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects. During the past year, through April 12, 2021, our stock price traded between $0.53 per share and $10.94 per share as reported on Nasdaq.com. Further, during the first quarter of 2018, our common stock closed at a high of $2,880.00 per share as reported on Nasdaq.com. On April 12, 2021, our common stock closed at $2.98.

Stock markets, in general, have experienced, and continue to experience, significant price and volume volatility, and the market price of our common stock may continue to be subject to similar market fluctuations unrelated to our operating performance or prospects. This increased volatility, coupled with depressed economic conditions, could continue to have a depressive effect on the market price of our common stock. The following factors, many of which are beyond our control, may influence our stock price:

•	the status of our growth strategy including the development of new products with any proceeds we may be able to raise in the future;
•	announcements of technological or competitive developments;
•	announcements or expectations of additional financing efforts;
•	our ability to market new and enhanced products on a timely basis;
•	changes in laws and regulations affecting our business;

commencement of, or involvement in, litigation involving us;

•	regulatory developments affecting us, our customers or our competitors;
•	announcements regarding patent or other intellectual property litigation or the issuance of patents to us or our competitors or updates with respect to the enforceability of patents or other intellectual property rights generally in the US or internationally;

•	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•	changes in the market’s expectations about our operating results;
•	our operating results failing to meet the expectations of securities analysts or investors in a particular period;
•	changes in the economic performance or market valuations of our competitors;
•	additions or departures of our executive officers;
•	sales or perceived sales of our common stock by us, our insiders or our other stockholders;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and
•	general economic, industry, political and market conditions and overall fluctuations in the financial markets in the United States and abroad, including as a result of ongoing COVID-19 pandemic.

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

Due to a number of financings, we have a substantial number of shares that are subject to issuance pursuant to outstanding convertible debt, warrants and options. These conversion prices and exercise prices range from $0.88 to $2,000 per share of common stock. As of the date of this Annual Report, the number of shares of common stock subject to convertible notes, warrants, options and preferred stock were 440,862, 3,309,060, 850,925 and 2,232, respectively. The issuance of common stock pursuant to convertible notes, warrants, options and preferred stock at conversion or exercise prices less than market prices may have the effect of limiting an increase in market price of our common stock until all of these underling shares have been issued.

The issuance of shares of our Class B Common Stock to our management or others could provide such persons with voting control leaving our other stockholders unable to elect our directors and the holders of our shares of common stock will have little influence over our Management.

Although there are currently no shares of our Class B Common Stock issued and outstanding, our certificate of incorporation authorizes the issuance of 25,000,000 shares of Class B Common Stock. Each share of Class B Common Stock provides the holder thereof with ten (10) votes on all matters submitted to a stockholder vote. Our certificate of incorporation does not provide for cumulative voting for the election of directors. Any person or group who controls or can obtain more than 50% of the votes cast for the election of each director will control the election of directors and the other stockholders will not be able to elect any directors or exert any influence over management decisions. As a result of the super-voting rights of our shares of Class B Common Stock, the issuance of such shares to our management or others could provide such persons with voting control and our other stockholders will not be able to elect our directors and will have little influence over our management. While we are listed on the NYSE American or any other national securities exchange it is highly unlikely that we would issue any shares of Class B Common Stock as doing so would jeopardize our continued listing on any such exchange. However, if were to be delisted for some other reason and our shares of Class A Common Stock trade on an over-the-counter market, then we would face no restriction on issuing shares of Class B Common Stock.

General Risk Factors

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

We have plans to eventually make additional acquisitions beyond Microphase, Enertec, Relec and the Facility. Whenever we make acquisitions, we could have difficulty integrating the acquired companies’ personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

•	If Relec senior management and/or management of future acquired companies terminate their employment prior to our completion of integration;

•	difficulty of integrating acquired products, services or operations;

•	integration of new employees and management into our culture while maintaining focus on operating efficiently and providing consistent, high-quality goods and services;

•	potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

•	unanticipated issues with transferring customer relationships;

•	complexity associated with managing our combined company;

•	difficulty of incorporating acquired rights or products into our existing business;

•	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;

•	difficulties in maintaining uniform standards, controls, procedures and policies;

•	potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

•	potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

•	effect of any government regulations which relate to the business acquired; and

•	potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or the defense of any litigation, whether or not successful, resulting from actions of the acquired company prior to our acquisition.

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

We may not be able to successfully identify suitable acquisition targets and complete acquisitions to meet our growth strategy, and even if we are able to do so, we may not realize the full anticipated benefits of such acquisitions, and our business, financial conditions and results of operations may suffer.

Increasing revenues through acquisitions is one of the key components of our growth strategy. Identifying suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to identify suitable candidates or complete acquisitions in a timely manner, on a cost-effective basis or at all.

We will have to pay cash, incur debt, or issue equity as consideration in any future acquisitions, each of which could adversely affect our financial condition or the market price of our common stock. The sale of equity or issuance of equity-linked debt to finance any future acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could limit our flexibility in managing our business due to covenants or other restrictions contained in debt instruments.

Further, we may not be able to realize the anticipated benefits of completed acquisitions. Some acquisition targets may not have a developed business or are experiencing inefficiencies and incur losses. Additionally, small defense contractors which we consider suitable acquisition targets may be uniquely dependent on their prior owners and the loss of such owners’ services following the completion of acquisitions may adversely affect their business. Therefore, we may lose our investment in the event that the acquired businesses do not develop as planned or that we are unable to achieve the anticipated cost efficiencies or reduction of losses.

Additionally, our acquisitions have previously required, and any similar future transactions may also require, significant management efforts and expenditures. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, divert the attention of our management and key employees and increase our expenses.

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

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weakness which has caused management to conclude that as of December 31, 2020 our internal control over financial reporting (“ICFR”) was not effective at the reasonable assurance level:

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

On August 19, 2020, Mr. Horne resigned as our Chief Financial Officer and was appointed our President, and later became our Chief Executive Officer. Mr. Cragun, who had served as the Company’s Chief Accounting Officer since October 1, 2018, succeeded Mr. Horne as the Chief Financial Officer of the Company. In January 2018, we engaged the services of a financial accounting advisory firm. In January 2019, we hired a Senior Vice President of Finance. In May 2019, we hired an Executive Vice President and General Counsel, who later became our President and General Counsel. Finally, in January 2021, we hired a Director of Reporting. These individuals were tasked with expanding and monitoring the Company’s internal controls, to provide an additional level of review of complex financial issues and to assist with financial reporting. On October 7, 2019, we created an Executive Committee which is currently comprised of our Executive Chairman, Chief Executive Officer and President. The Executive Committee meets on a daily basis to address the Company’s critical needs and provides a forum to approve transactions which are communicated to the Company’s Chief Financial Officer and Senior Vice President of Finance on a bi-weekly basis by our Chief Executive Officer, who also reviews all of the Company’s material transactions and reviews the financial performance of each of our subsidiaries. On December 16, 2020, in consultation with the Chairman of the Audit Committee, we engaged a professional services firm to review management’s assessment of compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and to identify internal control process improvement opportunities. While these changes have improved and simplified our internal processes and resulted in enhanced controls, these enhancements have not been operating for a sufficient period of time for management to conclude, through testing, that these controls are operating effectively. Further, as we continue to expand our internal accounting department, the Chairman of the Audit Committee shall perform the following:

•	assists with documentation and implementation of policies and procedures and monitoring of controls, and

•	reviews all anticipated transactions that are not considered in the ordinary course of business to assist in the early identification of accounting issues and ensure that appropriate disclosures are made in the Company’s financial statements.

We are currently working to further improve and simplify our internal processes and implement enhanced controls, as discussed above, to address the material weakness in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. This material weakness will not be considered to be remediated until the applicable remediated controls are operating for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

If our accounting controls and procedures are circumvented or otherwise fail to achieve their intended purposes, our business could be seriously harmed.

We evaluate our disclosure controls and procedures as of the end of each fiscal quarter, and annually review and evaluate our internal control over financial reporting in order to comply with the Commission’s rules relating to internal control over financial reporting adopted pursuant to the Sarbanes-Oxley Act of 2002. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain effective internal control over financial reporting or our management does not timely assess the adequacy of such internal control, we may be subject to regulatory sanctions, and our reputation may decline.

We face significant competition, including changes in pricing.

The markets for our products are both competitive and price sensitive. Many competitors have significant financial, operations, sales and marketing resources, plus experience in research and development, and compete with us by offering lower prices. Competitors could develop new technologies that compete with our products to achieve a lower unit price. If a competitor develops lower cost and/or superior technology or cost-effective alternatives to our products and services, our business could be seriously harmed.

The markets for some of our products are also subject to specific competitive risks because these markets are highly price sensitive. Our competitors have competed in the past by lowering prices on certain products. If they do so again, we may be forced to respond by lowering our prices. This would reduce sales revenues and increase losses. Failure to anticipate and respond to price competition may also impact sales and aggravate losses.

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

Our growth strategy through acquisitions involves a significant degree of risk. Some of the companies that we have identified as acquisition targets or made a significant investment in may not have a developed business or are experiencing inefficiencies and incur losses. Therefore, we may lose our investment in the event that these companies’ businesses do not develop as planned or that they are unable to achieve the anticipated cost efficiencies or reduction of losses.

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

If the economic climate in the United States or abroad deteriorates, customers or potential customers could reduce or delay their technology investments. Reduced or delayed technology and entertainment investments could decrease our sales and profitability. In this environment, our customers may experience financial difficulty, cease operations and fail to budget or reduce budgets for the purchase of our products and professional services. This may lead to longer sales cycles, delays in purchase decisions, payment and collection, and can also result in downward price pressures, causing our sales and profitability to decline. In addition, general economic uncertainty and general declines in capital spending in the information technology sector make it difficult to predict changes in the purchasing requirements of our customers and the markets we serve. There are many other factors which could affect our business, including:

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

Our corporate headquarters office utilizes 7,102 square foot of leased office space in Las Vega, Nevada. Our Las Vegas lease commenced in January 2021 and expires in December 2022. The annual base rent under the lease, payable on a monthly basis, is $238,526 during the first year to $242,816 during the second year.

Our Newport Beach office utilizes 2,983 square foot of leased office space in Newport Beach, California. Our Newport Beach lease commenced in March 2018 and expired in February 2021. Currently, we rent this location on a month-to-month basis. The annual base rent under the lease, payable on a monthly basis, increases during the term of the lease from approximately $122,000 during the first year to approximately $128,000 during the final year.

In addition, we lease 35,178 square-feet of other space domestically that includes office, engineering, laboratory and warehouse space in both California and Connecticut. The annual base rent under these leases, payable on a monthly basis, was approximately $468,000 during 2020. These leases expire between June 2021 and May 2026.

We also lease facilities internationally. In September 2010, our wholly-owned subsidiary, Gresham Power, entered into a fifteen-year lease for its 25,000 square-foot facility in Salisbury, the United Kingdom, where it designs, develops, manufactures, markets and distributes commercial and military power products for the European market. Sales and service support staff for its European network of distributors are located within the building together with other functions, such as engineering and administration. Gresham Power Electronics’ rent expense is approximately $11,600 per month, and Gresham Power Electronics exercised the option to extend the lease through September 2024. Further, in June 2011, Enertec entered into a ten-year lease for its 32,900 square-foot facility in Karmiel, Israel, where it manufactures specialized electronic systems for the Israel military market. Enertec’s rent expense is approximately $20,000 per month, In November 2020, we acquired Relec. In July 2020, Relec entered into a ten-year lease for its 7,490 square-foot facility in Dorset, the United Kingdom, where it markets and distributes power electronics and display solutions for mission critical rail, industrial, medical, telecoms and military applications. Relec’s rent expense is approximately $5,000 per month.

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

In connection with the Settlement Agreement, the parties have agreed upon a payment of attorneys’ fees in the amount of $600,000, which sum was paid by our Director & Officer liability insurance. The Settlement Agreement contains no admission of wrongdoing.

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

In its partial Answer, the Company’s subsidiary admitted to the validity of the contract at issue and also asserted numerous affirmative defenses concerning the proper calculation of damages.

On December 4, 2020, the Court issued an Order directing the Parties to engage in limited discovery (the “Limited Discovery”) which was completed on March 4, 2021. In connection therewith, the Court also denied Defendants’ Motion to Dismiss without prejudice.

Upon completion of Limited Discovery, the Company and its subsidiary anticipate filing a motion to dismiss the Amended Complaint.

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

The motion to dismiss has been fully briefed and is currently pending before the court.

Based on our assessment of the facts underlying the above claims, the uncertainty of litigation, and the preliminary stage of the case, we cannot reasonably estimate the potential loss or range of loss that may result from this action. An unfavorable outcome may have a material adverse effect on our business, financial condition and results of operations.

Subpoena

The Company received a subpoena from the SEC for the voluntary production of documents. The Company is fully cooperating with this non-public, fact-finding inquiry and managements believe that the Company has operated its business in compliance with all applicable laws. The subpoena expressly provides that the inquiry is not to be construed as an indication by the Commission or its staff that any violations of the federal securities laws have occurred, nor should it be considered a reflection upon any person, entity or security. However, there can be no assurance as to the outcome of this matter.

I.AM Bankruptcy Filing

On November 2, 2020, I.AM, Inc. filed a voluntary petition for bankruptcy under Chapter 7 in the United States Bankruptcy Court in the Central District of California, Santa Ana Division, case number 8:20-bk-13076.

Sichenzia Ross Ference LLP

On November 20, 2020, the Company’s former counsel, Sichenzia Ross Ference LLP as successor to Sichenzia Ross Ference Kesner LLP (“SRF”) filed a Complaint in the United States District Court for the Southern District of New York against the Company and two of its subsidiaries (collectively, the “Company Defendants”), in an action captioned Sichenzia Ross Ference LLP as successor to Sichenzia Ross Ference Kesner LLP v. Digital Power Corporation, et al., Case No. 20-CV-09811-JGK. The Complaint asserts claims for breach of contract, account stated, unjust enrichment and quantum meruit, against the Company Defendants, and seeks monetary damages in the amount of $2,558,122 plus interest thereon.

On January 4, 2021, the Company Defendants filed a motion for a more definite statement.

On January 11, 2021, the Court held a conference in connection with the Company Defendants’ Motion wherein the Court denied the Company Defendants’ Motion as moot, ordered SRF to amend its Complaint by on or before January 25, 2021, and referred the matter to mediation.

On January 25, 2021, SRF filed a First Amended Complaint in the action and dropped the two subsidiaries as parties to the action. The First Amended Complaint asserts claims for breach of contract, account stated, unjust enrichment and quantum meruit, against the Company, and seeks monetary damages in the amount of $2,518,468 plus interest thereon.

On or about February 18, 2021, SRF, the Company Defendants, and various of the Company Defendants’ related parties entered into a confidential settlement agreement.

On or about February 23, 2021, SRF filed, on behalf of itself and the Company Defendants, a stipulation of voluntary dismissal, with prejudice.

Other Litigation Matters

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

Market Information

Our common stock is listed on the NYSE American under the symbol DPW. The following table sets forth our high and low sale prices per share of our common stock as reported by www.nasdaq.com on the NYSE American through March 31, 2021 and for each quarter for the past two fiscal years.

Fiscal Year Ended December 31, 2019
	High	Low
First Quarter	$128.00	$11.18
Second Quarter	$15.16	$4.88
Third Quarter	$11.60	$1.57
Fourth Quarter	$2.50	$0.65

Fiscal Year Ended December 31, 2020
	High	Low
First Quarter	$2.48	$0.53
Second Quarter	$6.55	$0.71
Third Quarter	$5.24	$1.55
Fourth Quarter	$10.94	$1.44

Fiscal Year Ended December 31, 2021
	High	Low
First Quarter	$7.99	$2.61

On March 31, 2021, the last sales price per share of our common stock was $3.29.

Record Holders

As of December 31, 2021, shares of our common stock were issued and outstanding and were owned by approximately 84 holders of record. A number of holders of our common stock are “street name” or beneficial holders whose shares of record are held by banks, brokers, and other financial institutions.

Dividend Policy

We have not declared or paid any cash dividends since our inception, and we do not intend to pay any cash dividends in the foreseeable future. The declaration of dividends in the future, if any, will be at the discretion of our Board of Directors and will depend upon our earnings, capital requirements, and financial position.

Equity Compensation Information

 The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

On February 25, 2020, principal of $295,000 from a debt security issued on February 5, 2020 was satisfied through the issuance of 203,448 shares of our common stock. The foregoing issuance was exempt from registration upon reliance of Section 4(a)(2) of the Securities Act.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Such forward-looking statements include statements regarding, among others, (a) our expectations about possible business combinations, (b) our growth strategies, (c) our future financing plans, and (d) our anticipated needs for working capital. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “approximate,” “estimate,” “believe,” “intend,” “plan,” “budget,” “could,” “forecast,” “might,” “predict,” “shall” or “project,” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found in this Annual Report.

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” in this Annual Report, changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions and the following:

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

We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. All forward-looking statements speak only as of the date of this Annual Report. We undertake no obligation to update any forward-looking statements or other information contained herein unless required by law.

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

In this Annual Report, the “Company,” “Ault Global,” “we,” “us” and “our” refer to Ault Global Holdings, Inc., a Delaware corporation, our wholly-owned subsidiaries, Gresham Worldwide, Inc. (“GWW”), Coolisys Technologies Corp. (“Coolisys”), Gresham Power Electronics Ltd. (f/k/a Digital Power Limited) (“Gresham Power”), Enertec Systems 2001 Ltd (“Enertec”), Relec Electronics Ltd., Digital Power Lending, LLC (“DP Lending”), Ault Alliance, Inc. (“Ault Alliance”), Tansocial, LLC and Digital Farms, Inc. (“Digital Farms”) and our majority owned subsidiaries, Microphase Corporation and Alliance Cloud Services.

Recent Developments

Reorganization of Our Corporate Structure

Commencing in October and continuing through February 2021, we reorganized our corporate structure pursuant to a series of transactions among our company and our directly and indirectly-owned subsidiaries. The purpose of the reorganization was to align our various businesses by the products and services that constitute the majority of each subsidiaries’ revenues. As a result of the foregoing transactions, our corporate structure is as follows:

Other Matters

On August 5, 2020, we received $2,000,000 from Esousa Holdings, LLC (“Esousa”) and on October 22, 2020, we issued to Esousa a promissory note in the principal face amount of $2,000,000, with an interest rate of 13%. The outstanding principal face amount, plus any accrued and unpaid interest, is due by November 3, 2020, or as otherwise provided in accordance with the terms set forth therein. In connection therewith, we delivered to Esousa a warrant to purchase 729,927 shares of common stock at an exercise price of $3.01. The exercise of the warrant is subject to approval of the NYSE American. The foregoing debt was paid off in December of 2020.

On October 2, 2020, we entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with Ascendiant Capital Markets, LLC to sell shares of common stock having an aggregate offering price of up to $8,975,000 from time to time, through an “at the market offering” program (the “2020 ATM Offering”). On December 1, 2020, we filed an amendment to the prospectus supplement with the SEC to increase the amount of common stock that may be offered and sold in the ATM Offering, as amended under the Sales Agreement to $40,000,000 in the aggregate, inclusive of the up to $8,975,000 in shares of common stock previously sold in the 2020 ATM Offering. The offer and sale of shares of common stock from the 2020 ATM Offering was made pursuant to our effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-222132) which became effective on January 11, 2018. Through December 31, 2020, we had received gross proceeds of $39,978,350 through the sale of 12,582,000 shares of common stock from the 2020 ATM Offering. The 2020 ATM Offering was terminated on December 31, 2020.

On October 27, 2020, we issued to Esousa two unsecured promissory notes in the aggregate principal face amount of $1,200,000, of which $850,000 was received prior to September 30, 2020. The principal amount of $850,000 of the first note dated October 27, 2020, together with all accrued unpaid interest at an annual rate of 14%, was due and payable on December 28, 2020. The principal amount of $350,000 of the second note dated October 27, 2020, together with all accrued unpaid interest at an annual rate of 14%, was due and payable on January 7, 2021. Both unsecured promissory notes were repaid on December 14, 2020. In connection with the two promissory notes, we delivered to the Esousa (i) a warrant dated October 27, 2020, to purchase 425,000 shares of common stock at an exercise price of $2.20, and (ii) a warrant dated October 27, 2020, to purchase 148,936 shares of common stock at an exercise price of $2.59. The exercise of the warrants is subject to approval of the NYSE American.

On November 9, 2020, our wholly-owned subsidiary Gresham Worldwide, Inc. (“GWW”) entered into a stock purchase agreement with Tabard Holdings Inc., a Delaware corporation and wholly owned subsidiary of GWW (“Tabard”), the legal and beneficial owners (the “Sellers”) of 100% of the issued shares in the capital of Relec Electronics Ltd., a corporation organized under the laws of England and Wales (“Relec”), and Peter Lappin, in his capacity as the representative of the Sellers. Upon the terms and subject to the conditions set forth in the stock purchase agreement, Tabard agreed to acquire Relec pursuant to the stock purchase agreement whereby the Sellers will sell to Tabard (i) 100% of the issued shares of Relec. The purchase price is approximately £3,000,000 plus an amount equal to Relec’s cash balance immediately prior to closing of the acquisition. The acquisition of Relec was consummated on November 30, 2020.

On November 19, 2020, we issued to Esousa and two other institutional investors unsecured promissory notes in the aggregate principal face amount of $2,250,000, with an interest rate of 12%. The outstanding principal face amount, plus any accrued and unpaid interest, was due by February 18, 2021, or as otherwise provided in accordance with the terms set forth therein. These unsecured promissory notes were repaid on December 28, 2020. In connection therewith, we delivered warrants to purchase an aggregate of 1,323,531 shares of common stock at an exercise price of $1.87, subject to adjustments. Exercise of the warrants is subject to approval of the NYSE American.

On January 29, 2021, Alliance Cloud Services, LLC, a majority-owned subsidiary of its wholly-owned subsidiary, Ault Alliance, closed on the acquisition of a 617,000 square foot energy-efficient facility located on a 34.5 acre site in southern Michigan for a purchase price of $3,991,497. The purchase price was paid by the Company using its own working capital.

Settlement of Derivative Litigation

On February 24, 2020, we entered into a definitive settlement agreement (the “Settlement Agreement”) intended to settle the previously disclosed derivative litigation captioned Ethan Young and Greg Young, Derivatively on Behalf of Nominal Defendant, DPW Holdings, Inc. v. Milton C. Ault, III, Amos Kohn, William B. Horne, Jeff Bentz, Mordechai Rosenberg, Robert O. Smith, and Kristine Ault and DPW Holdings, Inc., as the nominal defendant (Case No. 18-cv-6587) (as amended on March 11, 2019, the “Amended Complaint”) against us and certain of our officers and directors pending in the United States District Court for the Central District of California (the “Court”). As previously disclosed, the Amended Complaint alleges violations including breaches of fiduciary duties and unjust enrichment claims based on the previously pled transactions.

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

In accordance with the terms of the Final Order, the Board has adopted certain resolutions and amendments to our committee charters and/or bylaws, to ensure adherence to certain corporate governance policies (collectively, the “Reforms”). The Final Order further provides that such Reforms shall remain in effect for a period of no less than five (5) years and shall be subject to any of the following: (a) a determination by a majority of the independent directors that the Reforms are no longer in our best interest, including, but not limited to, due to circumstances making the Reforms no longer applicable, feasible, or available on commercially reasonable terms, or (b) modifications which we reasonably believe are required by applicable law or regulation.

In connection with the Settlement Agreement, the parties agreed to a payment of attorneys’ fees in the amount of $600,000, which sum was paid by our directors & officers liability insurance. The Settlement Agreement contains no admission of wrongdoing.

We have always maintained and continue to believe that neither we nor our current or former directors engaged in any wrongdoing or otherwise committed any violation of federal or state securities laws or any other laws or regulations.

Impact of Coronavirus on Our Operations

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

Our operations are located in Alameda County, CA, Orange County, CA, Fairfield County, CT, the United Kingdom, Israel and members of our senior management work in Seattle, WA and New York, NY, which is also the location of the offices of the Company’s independent auditor. We have been following the recommendations of local health authorities to minimize exposure risk for its employees for the past several weeks, including the temporary closures of our offices and having employees work remotely to the extent possible, which has to an extent adversely affected their efficiency.

Updates by business unit are as follows:

•	Ault Global’s corporate headquarters, located in Las Vegas, NV, largely operates normally with adherence to the governor’s Directives and Declarations. Certain individuals deemed to be high risk may work remotely, as required.

•	Ault Global’s finance and accounting offices, located in Newport Beach, CA, has begun working remotely, based on the occupancy and social distancing order from the Orange County Health Officer (http://www.ochealthinfo.com/phs/about/epidasmt/epi/dip/prevention/novel_coronavirus). The administrative staff has tested the secure remote access systems and technology infrastructure to adjust working arrangements for its employees and believes it has adequate internal communications system and can remain operational with a remote staff.

•	Coolisys, located in Milpitas, CA, had largely returned to normal operations with adherence to guidelines published by the Santa Clara Public Health Department. Certain individuals deemed to be high risk may work remotely as required. Coolisys has experienced disruption in its supply chain as a result of the COVID-19 impact on its vendors.

•	Microphase operates a production facility in Connecticut. In March 2020, the Defense Department designated Microphase an “essential” operation of critical infrastructure workers as part of the defense industrial base. To limit the impact of the COVID-19 pandemic, Microphase implemented a series of protocols to limit access to the facility, heighten sanitization, facilitate social distancing and require face coverings. The Company asked workers to travel only as necessary and limit exposure to others. All employees, including management, that do not have to be in the facility work remotely whenever possible. Any employees who come in contact or potential contact with anyone who has tested positive for COVID-19 or who traveled outside the immediate area went into quarantine and must provide proof of negative tests before returning to work. Rigorous adherence to these protocols enabled Microphase to operate without disruption for 10 months.

In December 2020, five employees tested positive for COVID-19. Microphase temporarily shut down the production facility in Connecticut for a week for deep cleaning and to have all employees tested for COVID-19. Since the outbreak disproportionately affected assembly workers, Microphase’s assembly operations remained shut down for three weeks until all assembly workers had at least 2 negative tests. Operations resumed as workers gradually in late December and the workforce returned to full strength in mid-January 2021.

The disruption to production operations deferred order completion and delayed shipments with a significant decrease in revenue from forecast for December of 2020 and a lingering, but only partial and less substantial, effect on January 2021 and February 2021 revenue. Disruption of production added costs from paying employees who could not work and deferred revenue from delayed shipments.

Microphase continues to follow CDC guidelines for social distancing, face coverings and heightened sanitizing to keep the workforce safe and healthy. Microphase has strictly limited access to its facility and mandated that all employees minimize exposure to the others. All Microphase employees who can work from home will do so while COVID-19 levels remain high in the surrounding communities. However, some workers may still need to work in proximity to others. Management is working with state and federal authorities to get all employees vaccinated on a priority basis as “essential workers” whom the DoD has officially designated as “critical infrastructure workforce” as part of the “defense industrial base.” Some employees have already received vaccinations and we expect all employees to have both vaccinations by the end of March 2021.

•	Gresham Power suspended production operations in its Salisbury, UK facility from mid-March through June 2020 before resuming production until a subsequent shutdown in November 2020. Notwithstanding the current lockdown, production operations have resumed to complete work on order for products critically needed for military operations. However, engineers, back office staff and management have worked from home as much as possible throughout the pandemic period and continue to do so. The pandemic has disrupted production at times and delayed contract actions as well as other customer decision making, which decreased revenue realized in 2020.

•	Relec, which does not operate any manufacturing or assembly facilities, has not experienced any material COVID-19 related disruptions to date and continues normal operations notwithstanding the lockdown in the United Kingdom. All employees who can work from home do so. Others who must work at the Wareham site to move product or access systems continue to do so under strict safety protocols with face coverings, social distancing and heightened attention to sanitization. The principal impact on Relec’s operations has come from deferral of some orders and modest decrease in revenue year-over-year. We presently expect business to rebound and resume a steady growth pattern in the third quarter of 2021, although the pandemic may impact this outlook.

•	The Israeli government exempted Enertec from pandemic-related lockdown orders to keep production operations open for key projects that impact national security. Approximately 50% of the Enertec’s workforce is working remotely. Enertec incurred additional costs for increased sanitizing costs, personal protective equipment, increased virtual operations, measures to facilitate social distancing and other precautions to avoid the spread of COVID-19. The pandemic also affected Enertec’s customers and supply chain partners, slowing order processing, materials and parts delivery and service order completion. The principal impact on Enertec’s business has come from deferral of customer decisions and order issuance. We presently expect business to rebound and resume substantial growth in second quarter of 2021 as orders increase to address deferred, pent up demand.

The COVID-19 global pandemic has been unprecedented and unpredictable and is likely to continue to result in significant national and global economic disruption, which may adversely affect our business. Based on the Company’s current assessment, however, the Company does not expect any material impact on its long-term strategic plans, its operations, or its liquidity due to the worldwide spread of the COVID-19 virus. However, the Company is actively monitoring this situation and the possible effects on its financial condition, liquidity, operations, suppliers, and industry.

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

We are a Delaware corporation with our corporate office located at 11411 Southern Highlands Pkwy, Suite 240, Las Vegas, NV 89141. Our phone number is 949-444-5464 and our website address is www.aultglobal.com.

Results of Operations

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

The following table summarizes the results of our operations for the years ended December 31, 2020 and 2019.

	For the Year Ended
	December
	2020	2019

Revenue	$23,628,859	$21,057,509
Revenue, cryptocurrency mining	-	641,745
Revenue, lending activities	242,418	662,740
Total revenue	23,871,277	22,361,994
Cost of revenue	16,356,741	19,302,647
Gross profit	7,514,536	3,059,347
Total operating expenses	13,548,009	27,757,265

Loss from continuing operations	(6,033,473)	(24,697,918)
Interest income	104,869	3,351,226
Interest expense	(9,648,820)	(7,261,857)
Change in fair value of marketable equity securities	919,083	(596,242)
Loss on extinguishment of debt	(18,706,488)	(966,134)
Loss on issuance of warrants	-	(1,763,481)
Change in fair value of warrant liability	(48,842)	1,124,953
Loss from continuing operations before income taxes	(33,413,671)	(30,809,453)
Income tax benefit	23,794	108,293
Net loss from continuing operations	(33,389,877)	(30,701,160)
Net gain (loss) from discontinued operations, net of taxes	661,248	(2,244,668)
Net loss	(32,728,629)	(32,945,828)
Less: Net loss attributable to non-controlling interest	-	32,416
Net loss attributable to Ault Global Holdings	(32,728,629)	(32,913,412)
Preferred dividends	(17,621)	(15,938)
Net loss available to common stockholders	$(32,746,250)	$(32,929,350)

Basic and diluted net loss per common share:
Continuing operations	$(3.48)	$(21.41)
Discontinued operations	0.07	(1.57)
Net loss per common share	$(3.41)	$(22.97)

Weighted average common shares outstanding, basic and diluted	9,606,493	1,433,464

Comprehensive loss
Loss available to common stockholders	$(32,746,250)	$(32,929,350)
Other comprehensive income (loss)
Foreign currency translation adjustment	481,596	341,774
Net unrealized gain (loss) on derivative securities of related party	3,312,094	(1,950,875)
Other comprehensive income (loss)	3,793,690	(1,609,101)
Total comprehensive loss	$(28,952,560)	$(34,538,451)

Revenues

Revenues by segment for the years ended December 31, 2020 and 2019 are as follows:

	For the Year Ended
	December		Increase
	2020	2019	(Decrease)%

GWW	$18,212,721	$15,231,843	$2,980,878	20%
Coolisys	5,416,138	5,825,666	(409,528)	-7%
Ault Alliance:
Revenue, cryptocurrency mining	-	641,745	(641,745)	-100%
Revenue, lending and investing activities	242,418	662,740	(420,322)	-63%
Total revenue	$23,871,277	$22,361,994	$1,509,283	7%

Our revenues increased by $1,509,283, or 7%, to $23,871,277 for the year ended December 31, 2020, from $22,361,994 for the year ended December 31, 2019.

GWW

GWW revenues increased by $2,980,878, or 20%, to $18,212,721 for the year ended December 31, 2020, from $15,231,843 for the year ended December 31, 2019. The increase in revenue from our Gresham Worldwide segment for customized solutions for the military markets reflected the benefit of capital that was allocated to our defense business during the second half of 2019. GWW revenue in 2020 includes $598,500 from Relec, which was acquired on November 30, 2020. Revenue from Enertec, which largely consists of revenue recognized over time, for the year ended December 31, 2020 increased $421,974 or 5% from the prior year.

Coolisys

Coolisys revenues decreased by $409,528, or 7%, to $5,416,138 for the year ended December 31, 2020, from $5,825,666 for the year ended December 31, 2019.

Ault Alliance

Revenues from our cryptocurrency mining operations revenues decreased by $641,745, or 100% from the year ended December 31, 2019, due to our decision to cease our cryptocurrency mining operations. During the first quarter of 2020, due to deteriorating business conditions in the cryptocurrency mining sector, we ceased operations at Digital Farms. Our decision to cease cryptocurrency mining operations in 2020 was based on several factors, which had negatively affected the number of active miners we operated, including the market prices of digital currencies at the time, power cost considerations available to Digital Farms, and a significant increase in the difficulty of mining blocks of cryptocurrency.

Revenues from our lending and investing activities decreased by $420,322, or 63%, to $242,418 for the year ended December 31, 2020, from $662,740 for the year ended December 31, 2019 attributed to a reduction in our loan portfolio.

Gross Margins

Gross margins increased to 31.5% for the year ended December 31, 2020, compared to 13.7% for the year ended December 31, 2019. Our gross margin of 13.7% recognized during the year ended December 31, 2019, was impacted by the approximate $2.1 million negative margins at Digital Farms and the provision for credit losses of $1,550,000 at DP Lending, compared to no provision for credit losses during the year ended December 31, 2020. Excluding the effects of Digital Farms and credit losses at DP Lending, our adjusted gross margin for the year ended December 31, 2019 would have been 31.1%.

Engineering and Product Development

Engineering and product development expenses decreased slightly by $12,237 to $1,848,866 for the year ended December 31, 2020, from $1,861,103 for the year ended December 31, 2019.

Selling and Marketing

Selling and marketing expenses were $1,177,321 for the year ended December 31, 2020, compared to $1,409,996 for the year ended December 31, 2019, a decrease of $232,675. This decrease was the result of decreases in personnel costs directly attributed to a reduction in sales and marketing personnel primarily at Coolisys.

General and Administrative

General and administrative expenses were $12,526,855 for the year ended December 31, 2020 compared to $15,524,180 for the year ended December 31, 2019, a decrease of $2,997,325. General and administrative expenses decreased from the comparative prior period, mainly due to lower legal fees, stock compensation expense, other third-party fees and travel related costs, which decreased during the year ended December 30, 2020 due to travel restrictions related to the COVID-19 pandemic.

Asset Impairment Charges

There were no asset impairment charges recognized during the year ended December 31, 2020, compared to $4,315,856 for year ended December 31, 2019. The impairment charges for the year ended December 31, 2019 related to impairments of our cryptocurrency mining equipment.

Impairment loss on goodwill and intangible assets

During the year ended December 31, 2019, we performed a qualitative assessment and concluded that the goodwill at Coolisys was impaired and recorded an impairment of $480,953. Further, during the year ended December 31, 2019, we also recorded an impairment loss of $170,692 related to intangible assets primarily comprised of trade names, customer relationships and a non-competition agreement at Coolisys. For the year ended December 31, 2020, the Company did not record any impairment loss.

Provision for credit losses

Loans are generally carried at the amount of unpaid principal, adjusted for unearned loan fees and original issue discount, which are amortized over the term of the loan using the effective interest rate method. Interest on loans is accrued based on the principal amounts outstanding. During the years ended December 31, 2020 and 2019, we evaluated the collectability of both interest and principal for the convertible promissory notes in AVLP to determine whether there was an impairment. As of December 31, 2019, based on information and events available at that time, primarily the value of the underlying conversion feature and recent economic events, we concluded that an impairment existed and, accordingly, we recorded a $4,000,000 provision for credit losses. As of December 31, 2020, due to an increase in the value of the underlying conversion feature, we reduced the provision by $2,000,000.

Interest Income

Interest income was $104,869 for the year ended December 31, 2020 compared to $3,351,226 for the year ended December 31, 2019. The decrease in interest income for the year ended December 31, 2020 is related to a decrease in interest income pursuant to the AVLP Loan Agreement entered into on September 6, 2017, with AVLP, a related party, as subsequently amended. Due to the impaired status of the loan, no interest was recognized during the year ended December 31, 2020.

Interest expense

Interest expense was $9,648,820 for the year ended December 31, 2020, compared to $7,261,857 for the year ended December 31, 2019. The increase in interest expense for the year ended December 31, 2020 is primarily related to an increase of amortization of debt discount resulting from original issue discount from the issuance of warrants in conjunction with the sale of debt instruments. During the year ended December 31, 2020 and 2019, as a result of these issuances, non-cash interest expense of $7,251,365 and $3,709,993, respectively, was recorded from the amortization of debt discount and debt financing costs.

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

We recognized a loss on issuance of warrants of $1,763,481 for the year ended December 31, 2019, based upon the fair value of the warrants issued in our March 2019 underwritten public offering of common stock and warrants (the “Offering”) in excess of the proceeds received from the Offering.

Change in fair value of warrant liability

During the year ended December 31, 2020, the fair value of the warrants that were issued in our Offering increased by $48,842 whereas during the year ended December 31, 2019, the fair value of the warrants decreased by $1,124,953. The fair value of these warrants is re-measured at each financial reporting period and immediately before exercise, with any changes in fair value recorded as change in fair value of warrant liability in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Loss on extinguishment of debt

Loss on extinguishment of debt was $18,706,488 for the year ended December 31, 2020 compared to $966,134 for the year ended December 31, 2019. During the year ended December 31, 2020, principal and accrued interest of $6,411,795 and $2,196,599, respectively, on the Company’s debt securities was satisfied through the issuance of 9,632,219 shares of Common Stock. The Company recognized a loss on extinguishment of $15,572,326 as a result of these issuances. The remaining loss on extinguishment is primarily due to the estimated fair value of warrants to purchase an aggregate of 1,700,361 shares of common stock that were issued to Esousa pursuant to the Master Exchange Agreement.

Net gain (loss) from discontinued operations

As a result of temporary closures of restaurants in San Diego County and the deteriorating business conditions at the Company’s restaurant businesses, during the first quarter of 2020, the Company concluded that discontinuing the operations of I.AM was ultimately in its best interest. Management determined that the permanent closing of the restaurant operations met the criteria for presentation as discontinued operations. Accordingly, the results of the restaurant operations are presented as discontinued operations in our consolidated statements of operations and comprehensive loss and are excluded from continuing operations for all periods presented. Additionally, on November 2, 2020, I.AM filed a voluntary petition for bankruptcy under Chapter 7 in the United States Bankruptcy Court in the Central District of California, Santa Ana Division, case number 8:20-bk-13076. As a result of I.AM’s bankruptcy filing on November 2, 2020, Ault Global ceded authority for managing the business to the Bankruptcy Court. For this reason, we concluded that Ault Global had lost control of I.AM, and no longer had significant influence over I.AM. Therefore, we deconsolidated I.AM effective with the filing of the Chapter 11 bankruptcy in November 2020 and recorded a gain on deconsolidation of 2,358,992.

Net Loss

For the foregoing reasons, our net loss for the year ended December 31, 2020, was $32,728,629 compared to a net loss of $32,945,828 for the year ended December 31, 2019. After taking into consideration the loss attributable to the non-controlling interest of the minority shareholders of Microphase during the years ended December 31, 2020 and 2019, of $0 and $32,416, respectively, and preferred dividends of $17,621 and $15,938, respectively, the net loss available to common shareholders during the years ended December 31, 2020 and December 31, 2019, was $32,746,250 and $32,929,350, respectively.

As reflected in our consolidated statement of cash flows for the years ended December 31, 2020 and 2019, our reported net loss includes a significant number of non-cash charges of $29,325,236 and $11,435,682, respectively. A summary of these non-cash charges is as follows:

	For the Year Ended
	December 31,
	2020	2019
Loss on extinguishment of debt	$18,706,488	$-
Interest expense – debt discount	7,251,365	3,709,993
Stock-based compensation	1,105,688	1,583,991
Depreciation and amortization	727,373	3,465,091
Impairment of property and equipment	1,525,316	4,315,856
Accretion of original issue discount on notes receivable – related party	21,998	(2,277,777)
Accretion of original issue discount on notes receivable	(61,834)	-
Fair value in excess of proceeds upon issuance of warrants	-	1,763,481
Change in fair value of warrant liability	48,842	(1,124,953)
Non-cash items included in net loss	$29,352,236	$11,435,682

Other comprehensive loss

Other comprehensive loss was $28,952,560 and $34,538,451, respectively, for the years ended December 31, 2020 and 2019. Other comprehensive income for the year ended December 31, 2020, which increased our equity, was primarily due to unrealized gains in the warrant derivative securities that we received as a result of our investment in Avalanche International, Corp., or AVLP, a related party, and from fluctuations in exchange rates between the U.S. dollar and the Israeli Shekel. During the year ended December 31, 2019, unrealized losses in the warrant derivative securities of AVLP was the primary component of other comprehensive loss.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2020, we had cash and cash equivalents of $18,679,848. This compares with cash and cash equivalents of $483,383 at December 31, 2019. The increase in cash and cash equivalents was primarily due to cash provided by financing activities with the remaining variance attributed to fluctuations in exchange rates between the U.S. dollar and the Israeli Shekel.

Net cash used in continuing operating activities totaled $11,182,225 for the year ended December 31, 2020, compared to $10,262,733 for the year ended December 31, 2019. The most significant change was a decrease in cash provided from payments on accounts receivable, related party. During April 2019, we received a payment $2,676,219 and no such payments were received during the year ended December 30, 2020. Cash flow from operating activities during the year ended December 31, 2020 benefited from improved operating results compared to the prior year period, including improved gross margins from ceasing the negative margin cryptocurrency mining operations and lower general and administrative expenses from lower third-party fees and travel related costs.

Net cash used in investing activities was $7,783,215 for the year ended December 31, 2020, compared to $2,851,055 for the year ended December 31, 2019. The increase of the net usage of cash from investing activities was primarily attributed to $3,627,534 cash used for the acquisition of Relec, net of cash acquired, $2,118,411 related party investments in AVLP and Alzamend, and $1,425,341 related to the purchase of marketable equity securities.

Net cash provided by financing activities was $37,283,639 and $12,925,203 for the year ended December 31, 2020 and 2019, respectively. Net cash provided by financing activities for the year ended December 31, 2020, primarily related to net proceeds from the sale of shares of common stock through our at-the-market offerings, net proceeds from our debt financings, partially offset by net payments related to advances on future receipts. Net cash provided by financing activities for the year ended December 31, 2019, primarily related to net proceeds from the sale of shares of common stock through our at-the-market offering, partially offset by net payments related to our debt financings and advances on future receipts.

Historically, we have financed our operations principally through issuances of convertible debt, promissory notes and equity securities. During 2020, as reflected below, we continued to successfully obtain additional equity and debt financing and in restructuring existing debt.

•	On February 10, 2020, we entered into a Master Exchange Agreement with Esousa, which acquired approximately $4.2 million dollars in principal amount from previous noteholders, plus accrued but unpaid interest, of certain promissory notes that had been previously issued by us. Esousa also agreed to purchase additional notes and during the three months ended September 30, 2020, Esousa acquired $2,240,015 in principal amount, plus accrued but unpaid interest, of certain additional promissory notes that had been previously issued by us (collectively, the “Notes”). Pursuant to the Master Exchange Agreement, Esousa has the unilateral right to acquire shares of the Company’s common stock in exchange for the Notes.

•	Between August 2020 and September 2020, the Company received $2,850,000 in loans from Esousa pursuant to which the Company agreed to issue unsecured short-term promissory notes with interest rates of 13% and 14%. Pursuant to these loans, and an additional loan of $350,000 received during October 2020, we issued two unsecured promissory notes in the aggregate principal face amount of $1,200,000 with an interest rate of 14% and issued a promissory note in the principal face amount of $2,000,000 with an interest rate of 13%.

•	On October 2, 2020, the Company entered into an At-The-Market Issuance Sales Agreement (the “2020 Sales Agreement”) with Ascendiant Capital Markets, LLC to sell shares of its common stock having an aggregate offering price of up to $8,975,000 from time to time, through an “at the market offering” program (the “2020 ATM Offering”). On December 1, 2020, the Company filed an amendment to the prospectus supplement with the SEC to increase the amount of common stock that may be offered and sold in the 2020 ATM Offering, as amended under the Sales Agreement to $40,000,000 in the aggregate, inclusive of the up to $8,975,000 in shares of common stock previously sold in the 2020 ATM Offering. The offer and sale of shares of common stock from the 2020 ATM Offering was made pursuant to our effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-222132) which became effective on January 11, 2018. Through December 31, 2020, the Company had received gross proceeds of $39,978,350 through the sale of 12,582,000 shares of common stock from the 2020 ATM Offering. The 2020 ATM Offering was terminated on December 31, 2020.

•	On January 22, 2021, the Company entered into an At-The-Market Issuance Sales Agreement (the “2021 Sales Agreement”), with Ascendiant Capital Markets, LLC, or the sales agent, relating to the sale of shares of Common Stock offered by a prospectus supplement and the accompanying prospectus, as amended by the amendment to the 2021 Sales Agreement dated February 16, 2021, or the amended sales agreement. In accordance with the terms of the amended sales agreement, the Company may offer and sell shares of Common Stock having an aggregate offering price of up to $125,000,000 from time to time through the sales agent. As of February 22, 2021, the Company had sold an aggregate of 21,561,900 shares of its common stock pursuant to the sales agreement for gross proceeds of $124,983,305.

The Company believes its current cash on hand is sufficient to meet its operating and capital requirements for at least the next twelve months from the date the financial statements for its fiscal year ended December 31, 2020 are issued.

Critical Accounting Policies

Fair value of Financial Instruments

In accordance with ASC No. 820, Fair Value Measurements and Disclosures, fair value is defined as the exit price, or the amount that would be received for the sale of an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date.

The guidance also establishes a three-tier hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs include those that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors that market participants would use in valuing the asset or liability.

We assess the inputs used to measure fair value using the three-tier hierarchy based on the extent to which inputs used in measuring fair value are observable in the market.

The Company’s investments in AVLP, a related party controlled by Philou, an affiliate of the Company, consist of convertible promissory notes, derivative instruments and shares of AVLP common stock. As of December 31, 2020, the Company has provided loans to AVLP in the principal amount $11,269,136 and, in addition to the 12% convertible promissory notes, AVLP has issued to the Company warrants to purchase 22,537,871 shares of AVLP common stock at an exercise price of $0.50 per share for a period of five years. Management used both a market and income approach to quantify the carrying amount of the convertible notes, including credit risk. The market approach considered the fair value of AVLP’s common stock adjusted for a lack of marketability discount and the time value of money based on expectation as to the timing of a potential liquidity event which could affect the timing of a settlement of the convertible notes. The income approach was primarily based on a discounted cash flow analysis with assumptions regarding forecasted revenues, operating margins and a risk-adjusted discount rate to compute the net present value of such cash flows.

In determining the revenue and expense assumptions that were used in the discounted cash flow analysis, the Company considered the disruptive nature of AVLP’s Multiplex Laser Surface Enhancement (“MLSE”) plasma-laser system, the size of the market for the treatment of textiles, customer demand, existing treatment methods, the performance capabilities of the MLSE system and the risk of business execution and the adoption of AVLP’s disruptive technology.

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2020, we have carried out an evaluation, under the supervision of, and with the participation of, our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our principal executive officer and principal financial officer, with the assistance of other members of the Company's management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report and has determined that our disclosure controls and procedures were not effective due to the material weakness as described herein.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated 2013 Framework. Our management has concluded that, as of December 31, 2020, our internal control over financial reporting was not effective.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weakness:

1.

We do not have sufficient resources in our accounting function, which restricts our ability to gather, analyze and properly review information related to financial reporting, including applying complex accounting principles relating to consolidation accounting and fair value estimates, in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties during our assessment of our disclosure controls and procedures and concluded that the control deficiency that resulted represented a material weakness.

Changes in Internal Controls over Financial Reporting

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed whether any changes in our internal control over financial reporting that occurred during the year ended December 31, 2020 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Significant changes were implemented and tested during the latter half of fiscal 2020 through the date of this report to remediate our material weaknesses in internal control over financial reporting. Management believes that such measures we have implemented to remediate the material weaknesses in our disclosure controls and procedures and internal control over financial reporting have had a favorable impact on our internal control over financial reporting. Changes in our internal control over financial reporting through the date of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting are described below.

Material Weaknesses Remediated at December 31, 2020:

1.	Control activities related to the timely communication of information necessary to properly record transactions. We did not have adequate controls to ensure that information necessary to properly record transactions was adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting.

2.	Control activities related to general information technology (“IT”) controls over certain information systems that are relevant to the mitigation of the risk pertaining to the misappropriation of assets. Specifically, we the design and implement program change management controls for certain financially relevant systems to ensure that IT program and data changes affecting the Company’s (i) financial IT applications, (ii) digital currency mining equipment, (iii) digital currency hardware wallets, and (iv) underlying accounting records, are identified, tested, authorized and implemented appropriately.

Planned Remediation

Management, in coordination with the input, oversight and support of our Audit Committee, has identified the measures below to strengthen our control environment and internal control over financial reporting.

On August 19, 2020, Mr. Horne resigned as our Chief Financial Officer and was appointed our President, and later became our Chief Executive Officer. Mr. Cragun, who had served as the Company’s Chief Accounting Officer since October 1, 2018, succeeded Mr. Horne as the Chief Financial Officer of the Company. In January 2018, we engaged the services of a financial accounting advisory firm. In January 2019, we hired a Senior Vice President of Finance. In May 2019, we hired an Executive Vice President and General Counsel, who later became our President and General Counsel. Finally, in January 2021, we hired a Director of Reporting. These individuals were tasked with expanding and monitoring the Company’s internal controls, to provide an additional level of review of complex financial issues and to assist with financial reporting. On October 7, 2019, we created an Executive Committee which is currently comprised of our Executive Chairman, Chief Executive Officer and President. The Executive Committee meets on a daily basis to address the Company’s critical needs and provides a forum to approve transactions which are communicated to the Company’s Chief Financial Officer and Senior Vice President of Finance on a bi-weekly basis by our Chief Executive Officer, who also reviews all of the Company’s material transactions and reviews the financial performance of each of our subsidiaries. On December 16, 2020, in consultation with the Chairman of the Audit Committee, we engaged a professional services firm to review management’s assessment of compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and to identify internal control process improvement opportunities. These changes have improved and simplified our internal processes and resulted in enhanced controls. While these changes have improved and simplified our internal processes and resulted in enhanced controls, these enhancements have not been operating for a sufficient period of time for management to conclude, through testing, that these controls are operating effectively. Further, as we continue to expand our internal accounting department, the Chairman of the Audit Committee shall perform the following:

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

ITEM 9B.	OTHER INFORMATION.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth the positions and offices presently held by each of our current directors and executive officers and their ages:

			Served as a
		Position and Offices	Director and
Name	Age	Held with the Company	Officer Since
Milton C. Ault, III (1)	51	Executive Chairman of the Board	2017
William B. Horne (1)	52	Chief Executive Officer, Vice Chairman and Director	2016
Henry Nisser (1)(2)	52	President, General Counsel and Director	2019
Kenneth S. Cragun (1)(3)	60	Chief Financial Officer	2020
Robert O. Smith	76	Lead Independent Director	2016
Moti Rosenberg	73	Director	2015
Jeffrey A. Bentz	61	Director	2018
Jodi Brichan	52	Director	2019
Howard Ash (4)	61	Director	2020

(1)	Executive Officer.
(2)	Mr. Nisser was appointed to our Board of Directors on September 17, 2020.
(3)	Mr. Cragun was appointed as our Chief Financial Officer on August 20, 2020.
(4)	Mr. Ash was appointed to our Board of Directors on August 13, 2020.

Each of the directors named above will serve until the next annual meeting of our stockholders or until his respective successor is elected and qualified. Subject to the terms of applicable employment agreements, our executive officers serve at the discretion of our Board.

Mr. Milton C. Ault, III

On January 19, 2021, Mr. Ault resigned as Chief Executive Officer and was appointed as the Executive Chairman of the board of directors. On December 28, 2017, Mr. Ault was appointed Chief Executive Officer. On March 16, 2017, Mr. Ault was appointed Executive Chairman of the board of directors. Mr. Ault entered into an employment agreement with us on June 17, 2018. Mr. Ault is a seasoned business professional and entrepreneur who has spent more than twenty-seven years identifying value in various financial markets including equities, fixed income, commodities, and real estate. On February 25, 2016, Mr. Ault founded Alzamend Neuro, Inc., a biotechnology firm dedicated to finding the treatment, prevention and cure for Alzheimer’s Disease and has served as its Chairman ever since. Mr. Ault has served as Chairman of Ault & Company, Inc., a Delaware holding company, since December 2015, and as Chairman of Avalanche International Corp., a publicly traded Nevada company and a “voluntary filer,” which as such is not required to file periodic reports, since September 2014. Since January 2011, Mr. Ault has been the Vice President of Business Development for MCKEA Holdings, LLC, a family office. Throughout his career, Mr. Ault has consulted for a few publicly traded and privately held companies, providing each of them the benefit of his diversified experience, that range from development stage to seasoned businesses. We believe that Mr. Ault’s business background demonstrates he has the qualifications to serve as one of our directors and as Executive Chairman.

William B. Horne

Mr. Horne has served as a member of our board of directors since October 2016. On January 19, 2021, Mr. Horne resigned as President and was appointed as the Chief Executive Officer. On August 19, 2020, Mr. Horne resigned as our Chief Financial Officer and was appointed as our President. He was appointed as our Chief Financial Officer on January 25, 2018. Prior to his appointment as our Chief Financial Officer, Mr. Horne served as one of our independent directors. He served as the Chief Financial Officer of Targeted Medical Pharma, Inc. (OTCBB: TRGM) from August 2013 to May 2019. Mr. Horne is a director and Chief Financial Officer of Avalanche International, Corp., a “voluntary filer” under the Exchange Act. Mr. Horne has served on the board of directors of Alzamend Neuro, Inc., a biotechnology firm dedicated to finding the treatment, prevention and cure for Alzheimer’s Disease, since June 1, 2016. Mr. Horne previously held the position of Chief Financial Officer in various public and private companies in the healthcare and high-tech field. Mr. Horne has a Bachelor of Arts Magna Cum Laude in Accounting from Seattle University. We believe that Mr. Horne's extensive financial and accounting experience in diversified industries and with companies involving complex transactions give him the qualifications and skills to serve as one of our directors.

Henry Nisser

Mr. Nisser has served as a member of our board of directors since September 17, 2020 and was appointed as our Executive Vice President and General counsel on May 1, 2019. On January 19, 2021, Mr. Nisser resigned as Executive Vice President and was appointed as the President. Mr. Nisser is the Executive Vice President and General Counsel of Avalanche International, Corp., a “voluntary filer” under the Exchange Act. Mr. Nisser has served on the board of directors of Alzamend Neuro, Inc., a biotechnology firm dedicated to finding the treatment, prevention and cure for Alzheimer’s Disease, since September 1, 2020 and has served as its Executive Vice President and General Counsel since May 1, 2019. From October 31, 2011 through April 26, 2019, Mr. Nisser was an associate and subsequently a partner with Sichenzia Ross Ference LLP (“SRF”), a law firm based in New York City. While with SRF, his practice was concentrated in national and international corporate law, with a particular focus on U.S. securities compliance, public as well as private M&A, equity and debt financings and corporate governance. Mr. Nisser drafted and negotiated a variety of agreements related to reorganizations, share and asset purchases, indentures, public and private offerings, tender offers and going private transactions. Mr. Nisser also represented clients’ special committees established to evaluate M&A transactions and advised such committees’ members with respect to their fiduciary duties. Mr. Nisser is fluent in French and Swedish as well as conversant in Italian. Mr. Nisser received his B.A. from Connecticut College in 1992, where he majored in International Relations and Economics. He received his LLB from the University of Buckingham School of Law in 1999. We believe that Mr. Nisser’s extensive legal experience involving complex transactions and comprehensive knowledge of securities laws and corporate governance requirements applicable to listed companies give him the qualifications and skills to serve as one of our directors.

Kenneth S. Cragun

Mr. Cragun was appointed as our Chief Financial Officer on August 19, 2020. Prior to his appointment as Chief Financial Officer, Mr. Cragun served as our Chief Accounting Officer since October 1, 2018. Mr. Cragun has been the Chief Financial Officer of Alzamend Neuro, Inc., a development stage entity seeking to prevent, treat and cure Alzheimer’s Disease, since October of 2018. He served as a CFO Partner at Hardesty, LLC, a national executive services firm since October 2016. His assignments at Hardesty included serving as CFO of CorVel Corporation, a $1.1 billion market cap publicly traded company (NASDAQ: CRVL) and a nationwide leader in technology driven, healthcare-related, risk management programs and of RISA Tech, Inc. a private structural design and optimization software company. Mr. Cragun was also CFO of two NASDAQ-listed companies, Local Corporation, from April 2009 to September 2016, which operated Local.com, a U.S. top 100 website, and Modtech Holdings, Inc., from June 2006 to March 2009, a supplier of modular buildings. Prior thereto, he had financial leadership roles with increasing responsibilities at MIVA, Inc., ImproveNet, Inc., NetCharge Inc., C-Cube Microsystems, Inc, and 3-Com Corporation. Mr. Cragun serves on the Board of Directors and Chairman of the Audit Committee of Verb Technology Company, Inc. (NASDAQ: VERB). Mr. Cragun began his professional career at Deloitte. Mr. Cragun holds a Bachelor of Science degree in accounting from Colorado State University-Pueblo. Mr. Cragun’s industry experience is vast, with extensive experience in fast-growth environments and building teams in more than 20 countries. Mr. Cragun has led multiple financing transactions, including IPOs, PIPEs, convertible debt, term loans and lines of credit.

Robert O. Smith

Mr. Smith serves as one of our independent directors. Previously, he served as a member of our board of directors from November 2010 until May 2015, and served as a member of our Advisory Board from 2002 until 2015. He is currently a C-level executive consultant working with Bay Area high-tech firms on various strategic initiatives in all aspects of their business. From 2004 to 2007, he served on the Board of Directors of Castelle Corporation. From 1990 to 2002, he was our President, Chief Executive Officer and Chairman of our board of directors. From 1980 to 1990, he held several management positions with Computer Products, Inc., the most recent being President of their Compower/Boschert Division. From 1970 to 1980, he held managerial accounting positions with Ametek/Lamb Electric and with the JM Smucker Company. Mr. Smith received his BBA degree in Accounting from Ohio University. We believe that Mr. Smith’s executive-level experience, including his previous service as our President, Chief Executive Officer and Chairman of our board of directors, his extensive experience in the accounting industry, and his service on our Board from November 2010 until May 2015, give him the qualifications and skills to serve as one of our directors.

Mordechai Rosenberg

Mr. Rosenberg serves as one of our independent directors. He has served as an independent consultant to various companies in the design and implementation of homeland security systems in Europe and Africa since 2010. From 2004 to 2009, he served as a special consultant to Bullet Plate Ltd., a manufacturer of armor protection systems, and NovIdea Ltd., a manufacturer of perimeter and border security systems. From 2000 to 2003, Mr. Rosenberg was the general manager of ZIV U.P.V.C Products Ltd.’s doors and window factory. Mr. Rosenberg is an active reserve officer and a retired colonel from the Israeli Defense Force (IDF), where he served for 26 years and was involved in the development of weapon systems. In the IDF, Mr. Rosenberg served in various capacities, including, company, battalion and brigade commander, head of the training center for all IDF infantry, and head of the Air Force’s Special Forces. Mr. Rosenberg received a B.A in History from the University of Tel Aviv and a Master of Arts in Political Science from the University of Haifa in Israel. Mr. Rosenberg graduated from the course of Directors & Officers at the College of Management, Tel Aviv. We believe that Mr. Rosenberg’s business background give him the qualifications to serve as one of our directors.

Jeffrey Bentz

Mr. Bentz serves as one of our independent directors. Mr. Bentz is an experienced businessman who has served since 1994 as President of North Star Terminal & Stevedore Company, a full-service stevedoring company located in Alaska and whose major areas of business include terminal operations and management, stevedore services, and heavy equipment operations. He also has served as a director and advisor to several private companies and agencies. Mr. Bentz obtained a B.A. in Business and Finance from Western Washington University in 1981. We believe that Mr. Bentz’s executive-level experience, including his operational and financial oversight of companies with multiple profit centers and his extensive experience in the real estate and commercial services industries give him the qualifications and skills to serve as one of our directors.

Jodi Brichan

Ms. Brichan serves as one of our independent directors. Ms. Brichan has more than 25 years of experience in product commercialization, clinical research, marketing communications, sales planning and product launches. From February through November of 2020, Ms. Brichan served as the Chief Growth Officer of Greater Than One, Inc., a San Francisco-based media company. From January through September of 2019, Ms. Brichan served as the Chief Executive Officer of AdvaVet, Inc., a wholly-owned subsidiary of Oasmia Pharmaceutical AB, a Sweden-based pharmaceutical company engaged in the field of human and veterinary oncology. From 2008 to 2016, Ms. Brichan held senior positions with Omnicom Health Group, a global healthcare marketing and communications company, including acting as Global Client Leader and as a Senior Vice President. From 2003 through 2008, Ms. Brichan held senior management positions with Publicis Health, a healthcare communications network, including as SVP of Client Services. Currently, she serves as a consultant to companies in the life sciences, biotechnology, pharmaceutical and device industries and is a board member of the Healthcare Businesswomen's Association in San Francisco, California. Ms. Brichan brings significant experience in building businesses, diverse healthcare background, and history of successful product launches and award-winning advertising campaigns. We believe that Ms. Brichan’s business background gives her the qualifications to serve as one of our directors.

Howard Ash

Mr. Ash serves as one of our independent directors. Mr. Ash is an accomplished executive with extensive experience in business and finance, who served as CEO, COO and CFO to a variety of high profile, international companies. Mr. Ash continues to serve as Chairman of Claridge Management since 2000. Mr. Ash was a director of Net Element, Inc. (NASDAQ-NETE) from June 13, 2016 through July 13, 2020, serving as Chairman of both the Audit and Compensation committees, as well as the Nominating and Governance Committees during his tenure. He served as Chief Operating Officer of BioCard Corporation from 1997 to 2007. He served as Chief Operating Officer of CITA Americas, Inc. from 1996 to 1997. Mr. Ash served as Chief Executive Officer of IEDC Marketing, Inc. from 1992 to 1996. He held a CFO/Chief Strategist position at Abrams, Ash & Associates from 1990 to 1992. Mr. Ash currently serves on the Advisory Board of the UK based E2Exchange, the Institute of Entrepreneurs, since 2011, and is the only non-UK citizen holding that position. Mr. Ash served from 2009 to 2014 in a senior development and strategic capacity for One Laptop Per Child, a global NGO created to provide educational opportunities providing laptops to the world’s poorest children. Prior Chairmanships include the 2009 through 2012 term for the Sturge Weber Foundation, a non-profit organization dedicated to curing this rare but fatal syndrome affecting children. Previously, Mr. Ash was an Advisory Board Member to Edge Global Investment Limited which forged a strategic partnership with the Africa Forum, consisting of 37 former Heads of State and Government. Mr. Ash started an interest-free micro-loan society in 1987 that has provided more than $15 million in micro-loans throughout the United States and Israel. In 1999, Mr. Ash founded the Circle of Life Resource Center, Inc., a food bank in Miami, Florida that feeds several hundred families per week. Mr. Ash earned a Bachelor of Commerce degree, with Honors in Accounting and Law from the University of Witwatersrand (South Africa) in 1980. We believe that Mr. Ash’s extensive experience as a business and finance executive and member of multiple oversight bodies, provides him with the necessary skills to be qualified to serve as one of our directors.

Corporate Governance

Our Board is currently composed of eight members and maintains the following three standing committees: (1) the Audit Committee; (2) the Compensation Committee; and (3) the Nominating and Governance Committee. The membership and the function of each of the committees are described below. Our Board may, from time to time, establish a new committee or dissolve an existing committee depending on the circumstances. Current copies of the charters for the Audit Committee, the Compensation Committee and the Nominating and Governance Committee can be found on our website at https://aultglobal.com.

Audit Committee

Messrs. Ash, Smith and Bentz currently comprise the Audit Committee of our Board. Our Board has determined that each of the current members of the Audit Committee satisfies the requirements for independence and financial literacy under the standards of the SEC and the NYSE American. Our Board has also determined that Messrs. Ash and Smith qualify as an “audit committee financial expert” as defined in SEC regulations and satisfies the financial sophistication requirements set forth in the NYSE American Rules.

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

Compensation Committee

Messrs. Smith, Bentz and Rosenberg as well as Ms. Brichan currently comprise the Compensation Committee of our Board. Our Board has determined that each of the current members of the Compensation Committee meets the requirements for independence under the standards of the NYSE American. Mr. Bentz serves as Chairman of the Compensation Committee.

The Compensation Committee is responsible for, among other things, reviewing and approving executive compensation policies and practices; reviewing and approving salaries, bonuses and other benefits paid to our officers, including our Chief Executive Officer, President and Chief Financial Officer; and administering our stock option plans and other benefit plans.

Nominating and Governance Committee

Messrs. Ash and Rosenberg, as well as Ms. Brichan currently comprise the Nominating and Governance Committee of our Board. Our Board has determined that each of the current members of the Nominating and Governance Committee meets the requirements for independence under the standards of the NYSE American. Ms. Brichan serves as Chairman of the Nominating and Governance Committee.

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

Executive Committee

As a holding company, our business strategy is designed to increase shareholder value. Under this strategy, we are focused on managing and financially supporting our existing subsidiaries and partner companies, with the goal of pursuing monetization opportunities and maximizing the value returned to shareholders. We have, are and will consider initiatives including, among others: public offerings, the sale of individual partner companies, the sale of certain or all partner company interests in secondary market transactions, or a combination thereof, as well as other opportunities to maximize shareholder value, such as activist trading. We anticipate returning value to shareholders after satisfying our debt obligations and working capital needs.

On October 7, 2019, we created an Executive Committee which is comprised of our Executive Chairman, Chief Executive Officer and President. The Executive Committee meets on a daily basis to address the Company’s critical needs and provides a forum to approve transactions which are communicated to our Chief Financial Officer and Senior Vice President of Finance on a bi-weekly basis by our Chief Executive Officer

Our Executive Committee approves and manages our trading strategy. The Executive Committee has decades of experience in financial, investing and securities transactions. Led by our Executive Chairman, Milton “Todd” Ault III, we seek to find undervalued companies and disruptive technologies with a global impact. We also use a traditional methodology for valuing securities that primarily looks for deeply depressed prices. Upon making an investment, we often become actively involved in the companies we seek to acquire. That activity may involve a broad range of approaches, from influencing the management of a target to take steps to improve stockholder value, to acquiring a controlling interest or outright ownership of the target company in order to implement changes that we believe are required to improve its business, and then operating and expanding that business. Mr. Ault relies heavily on Mr. William B. Horne, the Company’s Vice Chairman and Chief Executive Officer and Henry Nisser, the Company’s President and General Counsel, to provide analysis and guidance on all acquisition targets and throughout the acquisition process.

From time to time, we engage in discussions with other companies interested in our subsidiaries or partner companies, either in response to inquiries or as part of a process we initiate. To the extent we believe that a subsidiary partner company’s further growth and development can best be supported by a different ownership structure or if we otherwise believe it is in our shareholders’ best interests, we will seek to sell some or all of our position in the subsidiary or partner company. These sales may take the form of privately negotiated sales of stock or assets, mergers and acquisitions, public offerings of the subsidiary or partner company’s securities and, in the case of publicly traded partner companies, transactions in their securities in the open market. Our plans may include taking subsidiaries or partner companies public through rights offerings and directed share subscription programs. We will continue to consider these and functionally equivalent programs and the sale of certain subsidiary or partner company interests in secondary market transactions to maximize value for our shareholders.

Our Executive Committee acts as the underwriting committee for our subsidiary Digital Power Lending LLC (“DP Lending”) and approves all lending transactions. Under its business model, DP Lending generates revenue through origination fees charged to borrowers and interest generated from each loan. DP Lending may also generate income from appreciation of investments in marketable securities as well as any shares of common stock underlying convertible notes or warrants issued to DP Lending in any particular financing. DP Lending’s activities are more fully described elsewhere in this Annual Report; see page 10.

Involvement in Certain Legal Proceedings

Except as set forth below, to the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity;

•	or been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

1.	Mr. Ault held series 7, 24, and 63 licenses and managed four domestic hedge funds and one bond fund from 1998 through 2008. On April 26, 2012, as a result from an investigation by FINRA involving activities during 2008, Mr. Ault agreed to a settlement with FINRA in which he did not admit to any liability or violation of any laws or regulatory rules and that included restitution and a suspension from association with a FINRA member firm for a period of 2 years. As part of that settlement, Mr. Ault agreed that before he would reapply for association with FINRA, if at all, he would make restitution to certain investors. Mr. Ault was able to speak with and pay restitution to one of the investors, but no others. As a result, Mr. Ault is neither eligible, nor does he intend, to apply for association with FINRA.

2.	On June 23, 2015, Local Corporation, a Delaware corporation, filed a voluntary petition for reorganization under Chapter 11 of the US Bankruptcy Code. Mr. Cragun, our chief financial officer, was chief financial officer of Local Corporation at the time of filing.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than ten percent of a registered class of our equity securities to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC. Executive officers, directors and ten percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of Forms 3, 4 and 5 received by us, or written representations from certain reporting persons, we believe that during the current fiscal year and the year ended December 31, 2020, all such filing requirements applicable to our officers, directors and ten percent stockholders were fulfilled with the following exception: During the fiscal year of 2020, all of our directors inadvertently filed one late Form 4 reporting one transaction.

Code of Ethics

We have adopted the Code of Ethical Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer, controller or person performing similar functions. The Code of Ethical Conduct is designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. The full text of our Code of Ethical Conduct is published on our website at https://aultglobal.com. We will disclose any substantive amendments to the Code of Ethical Conduct or any waivers, explicit or implicit, from a provision of the Code on our website or in a current report on Form 8-K. Upon request to our President, Amos Kohn, we will provide without charge, a copy of our Code of Ethical Conduct.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned in all capacities during the years ended December 31, 2020 and 2019, by our Chief Executive Officer. Because we are a Smaller Reporting Company, we only have to report information of our Chief Executive Officer and our two other most highly compensated executive officers.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	All Other Compensation ($)(2)	Total ($)

Milton C. Ault, III	2020	400,000	200,000	0	0	30,202	630,202
Executive Chairman of the Board	2019	400,000	0	0	0	18,832	418,832
William B. Horne	2020	300,000	150,000	0	0	45,164	495,164
Chief Executive Officer	2019	300,000	10,000	0	0	17,856	327,856
Amos Kohn	2020	350,000	0	0	0	30,247	380,247
President	2019	350,000	0	0	0	47,902	397,902
Henry C. Nisser	2020	225,000	100,000	0	0	11,825	336,825
President and General Counsel (3)	2019	133,333	50,000	0	0	5,807	189,140
Kenneth S. Cragun	2020	200,000	25,000	0	0	21,398	246,398
Chief Financial Officer (4)

(1)	The values reported in the “Stock Awards” and “Option Awards” columns represent the aggregate grant date fair value, computed in accordance with Accounting Standards Codification (“ASC”) 718 Share Based Payments, of grants of stock options and stock awards to our named executive officer in the years shown.

(2)	The amounts in “All Other Compensation” consist of health insurance benefits, vehicle allowance, long-term and short-term disability insurance benefits, and 401K matching amounts.
(3)	Mr. Nisser was appointed as our General Counsel and Executive Vice President on May 1, 2019. Effective October 1, 2020, Mr. Nisser’s salary was increased to $300,000 per annum.
(4)	Mr. Cragun was appointed as our Chief Financial Officer on August 20, 2020. Mr. Cragun’s compensation reflects total amount paid for the full year as Mr. Cragun was our Chief Accounting Officer prior to his appointment as Chief Financial Officer.

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

Employment Agreement with Henry Nisser

On April 12, 2019, the Company entered into a four-year employment agreement (the “Agreement”) with Henry Nisser to serve as General Counsel and Executive Vice President of the DPW Holdings, Inc. (the “Company”) and its subsidiaries. The effective date of the Agreement is May 1, 2019. Pursuant to the Agreement, Mr. Nisser will be paid a base salary of $200,000 per annum (the “Base Salary”).

Upon the effective date of the Agreement, Mr. Nisser is entitled to a signing bonus in the amount of $50,000, with $25,000 being payable upon the effective date and $25,000 being payable no later than September 1, 2019. In addition, Mr. Nisser shall be eligible to receive an annual cash bonus equal to a percentage of his annual base salary based on achievement of applicable performance goals determined by the Company’s compensation committee, which bonus shall not exceed 300% of the Base Salary.

Further, Mr. Nisser is entitled to receive equity participation as follows: (A) a grant of restricted stock in the aggregate amount of 250,000 shares of common stock, which shares shall vest ratably over 48 months beginning with the first month after the effective date, and (B) an option to purchase 200,000 shares of common stock at a per share exercise price equal to the closing market price on the effective date, which option shall have a term of seven (7) years.

Mr. Nisser’s bonuses, if any, and all stock based compensation shall be subject to “Company Clawback Rights” if during the period that Mr. Nisser is employed by the Company and upon the termination of Mr. Nisser’s employment and for a period of two years thereafter, there is a restatement of any of the Company’s financial results from which any bonuses and stock based compensation to Mr. Nisser shall have been determined.

Upon termination of Mr. Nisser’s employment (other than upon the expiration of the employment), Mr. Nisser shall be entitled to receive: (A) any earned but unpaid base salary through the termination date; (B) all reasonable expenses paid or incurred; and (C) any accrued but unused vacation time.

Further, unless Mr. Nisser’s employment is terminated as a result of his death or disability or for cause or he terminates his employment without good reason, then upon the termination or non-renewal of Mr. Nisser’s employment, the Company shall pay to Mr. Nisser a “Separation Payment” as follows: (a) an amount equal to four weeks of base salary for each full year of service, (b) commencing on the date that shall be one (1) year from the effective date, should Mr. Nisser provide the Company with a separation, waiver and release agreement within 30 days of termination, then the Company shall pay to Mr. Nisser the Base Salary (in effect immediately prior to the termination date) an amount equal to the lesser of what Mr. Nisser would have received if the employment period ended after (1) the expiration of the remaining portion of the initial term or the then applicable renewal term, as the case may be, or (2) the 18-month period commencing on the date Executive is terminated, payable in one lump sum; (ii) provide during the separation period the same medical, dental, long-term disability and life insurance; and (iii) pay an amount equal to the product obtained by multiplying (x) the maximum annual bonus as Mr. Nisser would have been otherwise entitled to receive by (y) the fraction in which the numerator is the number of calendar months worked including the entire month in which severance occurred and the denominator of which is 12; and (iv) all outstanding options and other equity awards shall immediately vest and become fully exercisable for a period of 24 months. Finally, upon the occurrence of a change in control, Mr. Nisser will be paid an amount equal to four times his Separation Payment.

 Advisory Vote on Executive Compensation

At the annual meeting of stockholders on July 2, 2019, the stockholders approved, on an advisory basis, the compensation paid to the Company’s named executive officers. In addition, stockholders voted, on an advisory basis, that an advisory vote on executive compensation should be held every three years.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on outstanding equity awards as of December 31, 2020 to the Named Executive Officer.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2020
OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Milton C. Ault III	—	—	—	—	—
William B. Horne	—	—	—	—	—
Amos Kohn	—	—	—	—	—
Henry C. Nisser	—	—	—	—	—
Kenneth S. Cragun	—	—	—	—	—

Director Compensation

Beginning July 1, 2019, the Company pays each independent director an annual base amount of $35,000 annually, other than Mr. Smith, who will receive a base amount of $45,000 annually due to anticipated additional services to be provided by Mr. Smith as a lead independent director and Mr. Ash, who will receive a base amount of $45,000 annually due to anticipated additional services provided by Mr. Ash as Audit Committee Chairman. Additionally, our Board makes recommendations for adjustments to an independent director’s compensation when the level of services provided are significantly above what was anticipated.

The table below sets forth, for each non-employee director, the total amount of compensation related to his or her service during the year ended December 31, 2020:

	Fees earned or	Stock	Option	All other
Name	paid in cash ($)	awards ($)	awards ($)	compensation ($)	Total ($)
Robert O. Smith	70,000	—	—	—	70,000
Jeffrey A. Bentz	60,000	—	—	—	60,000
Mordechai Rosenberg	60,000	—	—	—	60,000
Jodi Brichan	55,000	—	—	—	55,000
Howard Ash (1)	38,750	—	—	—	38,750

(1)	Mr. Ash was appointed as an independent director on August 13, 2020 and earned compensation from that date.

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

As of December 31, 2020, options to purchase 925 shares of common stock were issued and outstanding, and 6,693 shares are available for future issuance under the Plans.

401(k) Plan

Our subsidiaries, Coolisys and Microphase, have adopted tax-qualified employee savings and retirement plan, or 401(k) plan, which generally covers all of their full-time employees. Pursuant to the 401(k) plan, eligible employees may make voluntary contributions to the plan up to a maximum of pursuant to the current Internal Revenue Code limits. The Microphase 401(k) plan permits, but does not require, matching contributions by them on behalf of plan participants. The Coolisys 401(k) plan, includes matching contributions at the rate of (1) $1.00 for each $1.00 contributed, up to 3% of the base salary and (2) $0.50 for each $1.00 contributed thereafter, up to 5% of the base salary and permits make discretionary contributions. The 401(k) plans are intended to qualify under Sections 401(k) and 401(a) of the Internal Revenue Code of 1986, as amended. Contributions to such a qualified plan are deductible by the Company when made, and neither the contributions nor the income earned on those contributions is taxable to plan participants until withdrawn. All 401(k) plan contributions are credited to separate accounts maintained in trust.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Except as otherwise indicated below, the following table sets forth certain information regarding beneficial ownership of our common stock as of March 10, 2021 by (1) each of our current directors; (2) each of the executive officers; (3) each person known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock based upon Schedules 13G or 13D filed with the SEC; and (4) all of our directors and executive officers as a group. As of March 10, 2021, there were 49,498,676 shares of our common stock issued and outstanding.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 10, 2021 are deemed to be outstanding and to be beneficially owned by the person or group holding such options or warrants for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise indicated by footnote, to our knowledge, the persons named in the table have sole voting and sole investment power with respect to all common stock shown as beneficially owned by them, subject to applicable community property laws. Unless otherwise indicated below, the address of each beneficial owner listed below is c/o Ault Global Holdings, Inc., 11411 Southern Highlands Pkwy, #240, Las Vegas, NV 89141.

Name and address of beneficial owner	Number of shares beneficially owned		Approximate percent of class
Greater than 5% Beneficial Owners:
Philou Ventures, LLC	7,872	(2)	*
P.O. Box 3587 Tustin, CA 92705
Ault & Company, Inc.	1,362,795	(3)	2.74%
Directors and Officers: (1)
Milton Ault, III	1,365,255	(4)	2.74%
William Horne	806	(7)	*
Henry Nisser	4,622	(5)	*
Ken Cragun	0		*
Robert Smith	54	(6)	*
Mordechai Rosenberg	0		*
Jeffrey A. Bentz	9		*
Jodi Brichan	0		*
Howard Ash	0		*
All directors and executive officers as a group (nine persons)	1,370,746		2.75%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Ault Global Holdings, Inc., 11411 Southern Heights Pkwy, Suite240, Las Vegas, NV 89141.

(2)	Included 125,000 shares of Series B Preferred Stock that are convertible in 2,232 shares of common stock and warrants to purchase 2,232 share of common stock that are exercisable within 60 days of March 30, 2021. Also includes 3,408 shares of common stock.

(3)	Includes shares owned by Philou Ventures of which Ault & Company, Inc., is the Manager, 275,862 shares of common stock issuable upon conversion of a convertible promissory note and warrants to purchase 94 shares of common stock that are exercisable within 60 days of March 30, 2021. Also includes 1,078,967 shares of common stock.

(4)	Mr. Ault is the Chief Executive Officer of Ault & Company, Inc. Includes 7,872 shares owned by Philou Ventures and 1,354,923 shares owned by Ault & Company which may be deemed beneficially owned by Mr. Ault. Also includes 417 shares of common stock issuable pursuant to a stock incentive grant and 2,043 shares of common stock.

(5)	Includes 4,622 shares of common stock issuable pursuant to a stock incentive grant.

(6)	Includes warrants to purchase 54 shares of common stock that are exercisable within 60 days of March 30, 2021.

(7)	Includes 806 shares of common stock issuable pursuant to a stock incentive grant.

Equity Compensation Information

The following table summarizes information about our equity compensation plans as of December 31, 2020.

			Number of securities
	Number of securities	Weighted-	remaining available for
	to be issued	average	future issuance under
	upon exercise	exercise price	equity compensation plans
	of outstanding	of outstanding	(excluding securities
	options, warrants and rights	options, warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders (1)	1,322	$440.72	6,693
Equity compensation plans not approved by stockholders	850,000	$1.79	-
Total	851,322	$2.71	6,693

(1)	Includes warrants to purchase 397 shares of common stock at an exercise price of $8.00 per share of common stock that were issued to Mr. Kohn and approved by the Company’s stockholders in December 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Audit Committee or in certain instances, a special committee of our board of directors, monitors and reviews issues involving potential conflicts of interest and approves all transactions with related persons as defined in Item 404 of Regulation S-K under the securities laws. Examples of such transactions that must be approved by our Audit Committee or a special committee of our board of directors include, but are not limited to any transaction, arrangement, relationship (including any indebtedness) in which:

•	the aggregate amount involved is determined to by the Audit Committee to be material;

•	we are a participant; and

•	any of the following has or will have a direct or indirect interest in the transaction:

•	an executive officer, director, or nominee for election as a director;

•	a greater than five percent beneficial owner of our common stock; or

•	any immediate family member of the foregoing.

When reviewing transactions with a related person, the Audit Committee or any special committee of our board of directors formed for that purpose applies the standards for evaluating conflicts of interest outlined in our written Code of Business Conduct and Ethics.

The following information sets forth certain related transactions between us and certain of our stockholders or directors. Milton C. Ault, III, who is our Executive Chairman, is also the Chief Executive Officer of Ault & Company, Inc.

 Ault & Company, Inc.

On December 23, 2019, the Company announced that it had entered into an agreement whereby Ault & Company, Inc. would purchase an aggregate of 660,667 shares of our common stock at a purchase price per share of $1.12, subject to the approval of the NYSE American, for a total purchase price of $739,948. The purchase was authorized by the NYSE American on January 15, 2020. As a result, at the closing on January 15, 2020, Ault & Company became the beneficial owner of 666,945 shares of Common Stock, or up to 19.99% of our common stock then outstanding.

On February 5, 2020, we sold and issued an 8% Convertible Promissory Note in the principal amount of $1,000,000 (the “Note”) to Ault & Company, Inc. The principal amount of the Note, plus any accrued and unpaid interest at a rate of 8% per annum, was due and payable on August 5, 2020. The Note is convertible into shares of our common stock, par value $0.001 per share at a conversion price of $1.45 per share.

Milton C. Ault, III, our Executive Chairman, is also the Chief Executive Officer of Ault & Company, Inc. William B. Horne, our Chief Executive Officer, Vice Chairman and Director, is also Chief Financial Officer of Ault & Company, Inc. Henry Nisser, our President, General Counsel and a member of our board of directors, is also the President, General Counsel and a director of Ault & Company, Inc.

Avalanche International, Corp.

On September 6, 2017, we entered into a Loan and Security Agreement with Avalanche (as amended, the “AVLP Loan Agreement”) with an effective date of August 21, 2017 pursuant to which we will provide Avalanche a non-revolving credit facility. The AVLP Loan Agreement was recently increased to up to $15,000,000 and extended to December 31, 2023.

At December 31, 2020, we had provided Avalanche with $11,269,136 and, in addition to the 12% convertible promissory notes, AVLP has issued to the Company warrants to purchase 22,537,871 shares of AVLP common stock. Under the terms of the AVLP Loan Agreement, any notes issued by AVLP are secured by the assets of AVLP. As of December 31, 2020, we recorded contractual interest receivable attributed to the AVLP Loan Agreement of $2,025,475 and a provision for loan losses of $3,423,608. The warrants issued in conjunction with the non-revolving credit facility entitles us to purchase up to 22,537,871 shares of Avalanche common stock at an exercise price of $0.50 per share for a period of five years. The exercise price of $0.50 is subject to adjustment for customary stock splits, stock dividends, combinations or similar events. The warrants may be exercised for cash or on a cashless basis.

Milton C. Ault, III and William Horne, our Executive Chairman and Chief Executive Officer, respectively, and two of our directors are directors of Avalanche. In addition, Philou Ventures, of which Ault & Company, Inc., is the Manager, is the controlling stockholder of Avalanche. Mr. Ault is the Executive Chairman of Avalanche. Further, our President, General Counsel and one of our directors, is the Executive Vice President and General Counsel of Avalanche.

Director Independence

	Independent	Audit Committee Member	Nominating and Governance Committee	Compensation Committee
Director
Milton C. Ault III	No
William B. Horne	No
Henry Nisser	No
Robert Smith	Yes	X		X
Howard Ash	Yes	C	X
Jodi Brichan	Yes		C	X
Jeffrey A. Bentz	Yes	X		C
Mordechai Rosenberg	Yes		X	X

____________

C – Chairperson of committee

X – Member of committee

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Marcum LLP serves as our independent registered public accounting firm for the years ended December 31, 2020 and 2019. Ziv Haft, a BDO Member Firm, serves as the independent registered public accounting firm of Enertec Systems 2001 Ltd., our wholly-owned subsidiary.

Fees and Services

The following table shows the aggregate fees billed to us for professional services by Marcum LLP and Ziv Haft for the years ended December 31, 2020 and 2019:

	2020	2019
Audit Services	$896,094	$878,370
Audit Related Services	—	—
Tax Services	—	—
All Other Services	—	—
Total	$896,094	$878,370

Audit Fee. This category includes the aggregate fees billed for professional services rendered for the audits of our financial statements for the years ended December 31, 2020 and 2019, for the reviews of the financial statements included in our quarterly reports on Form 10-Q during 2020 and 2019, and for other services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant years.

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

PART IV

ITEM 15.	EXHIBITS

3.1	Form of Certificate of Determination of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, dated March 3, 2017. Incorporated by reference to the Current Report on Form 8-K filed on March 9, 2017 as Exhibit 3.1 thereto.
3.2	Certification of Incorporation, dated September 22, 2017. Incorporated herein by reference to the Current Report on Form 8-K filed on December 29, 2017 as Exhibit 3.1 thereto.
3.3	Certificate of Designations of Rights and Preferences of 10% Series A Cumulative Redeemable Perpetual Preferred Stock, dated September 13, 2018. Incorporated herein by reference to the Current Report on Form 8-K filed on September 14, 2018 as Exhibit 3.1 thereto.
3.4	Certificate of Designations of Rights and Preferences of Series C Convertible Redeemable Preferred Stock, dated February 27, 2019. Incorporated herein by reference to the Current Report on Form 8-K filed on February 28, 2019 as Exhibit 3.1 thereto.
3.5	Form of Amended & Restated Certificate of Designations of Rights and Preferences of Series C Convertible Preferred Stock. Incorporated by reference to the Current Report on Form 8-K filed on February 25, 2020 as Exhibit 3.1 thereto.
3.6	Bylaws effective as of August 13, 2020. Incorporated by reference to the Current Report on Form 8-K filed on August 14, 2020 as Exhibit 3.1 thereto.
3.7	Certificate of Ownership and Merger. Incorporated by reference to the Current Report on Form 8-K filed on January 19, 2021 as Exhibit 2.1 thereto.
4.1	Form of Common Stock Purchase Warrant. Incorporated by reference to the Current Report on Form 8-K filed on March 9, 2017 as Exhibit 4.1 thereto.
4.2	Form of Common Stock Purchase Warrant. Incorporated by reference to the Current Report on Form 8-K filed on April 4, 2017 as Exhibit 4.1 thereto.
4.3	Form of Common Stock Purchase Warrant. Incorporated by reference to the Current Report on Form 8-K filed on May 31, 2017 as Exhibit 4.1 thereto.
4.4	Form of Common Stock Purchase Warrant, dated July 27, 2017. Incorporated by reference to the Current Report on Form 8-K filed on July 26, 2017 as Exhibit 4.1 thereto.
4.5	Form of Common Stock Purchase Warrant, dated July 28, 2017. Incorporated by reference to the Current Report on Form 8-K filed on July 31, 2017 as Exhibit 4.1 thereto.
4.6	Form of Common Stock Purchase Warrant, dated July 28, 2017. Incorporated by reference to the Current Report on Form 8-K filed on July 31, 2017 as Exhibit 4.2 thereto.
4.7	Form of Common Stock Purchase Warrant, dated August 3, 2017. Incorporated by reference to the Current Report on Form 8-K filed on August 9, 2017 as Exhibit 10.3 thereto.
4.8	Form of Common Stock Purchase Warrant, dated August 10, 2017. Incorporated by reference to the Current Report on Form 8-K filed on August 11, 2017 as Exhibit 4.1 thereto.
4.9	Common Stock Purchase Warrant issued by Avalanche International Corp. to the Company, dated August 21, 2017. Incorporated by reference to the Current Report on Form 8-K filed on September 7, 2017 as Exhibit 4.1 thereto.
4.10	Convertible Promissory Note issued by Avalanche International Corp. to the Company, dated August 21, 2017. Incorporated by reference to the Current Report on Form 8-K filed on September 7, 2017 as Exhibit 10.2 thereto.
4.11	Form of Common Stock Purchase Warrant. Incorporated by reference to the Current Report on Form 8-K filed on November 2, 2017 as Exhibit 4.1 thereto.
4.12	Form of Common Stock Purchase Warrant, dated March 23, 2018. Incorporated by reference to the Current Report on Form 8-K filed on March 26, 2018 as Exhibit 4.1 thereto.
4.13	Form of Common Stock Purchase Warrant, dated April 16, 2018. Incorporated by reference to the Current Report on Form 8-K filed on April 16, 2018 as Exhibit 4.1 thereto.
4.14	Form of Series A Common Stock Purchase Warrant, dated May 17, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 16, 2018 as Exhibit 4.1 thereto.
4.15	Form of Series B Common Stock Purchase Warrant, dated May 17, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 16, 2018 as Exhibit 4.2 thereto.
4.16	Form of Series A Common Stock Purchase Warrant, dated May 15, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 16, 2018 as Exhibit 4.2 thereto.
4.17	Form of Series B Common Stock Purchase Warrant, dated May 15, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 16, 2018 as Exhibit 4.3 thereto.
4.18	Form of Underwriter’s Warrant, dated April 2, 2019. Incorporated by reference to the Current Report on Form 8-K filed on April 1, 2019 as Exhibit 4.3 thereto.
4.19	Form of Common Warrant, dated April 2, 2019. Incorporated by reference to the Current Report on Form 8-K/A filed on April 4, 2019 as Exhibit 4.1 thereto.
4.20	Form of Convertible Promissory Note, dated May 13, 2019. Incorporated by reference to the Current Report on Form 8-K filed on May 20, 2019 as Exhibit 4.1 thereto.
4.21	Form of Warrant, dated May 13, 2019. Incorporated by reference to the Current Report on Form 8-K filed on May 20, 2019 as Exhibit 4.2 thereto.

Exhibit Number	Description
4.22	Form of Warrant, dated as of May 28, 2020. Incorporated by reference to the Current Report on Form 8-K filed on May 29, 2020 as Exhibit 4.3 thereto.
4.23	Form of Warrant, dated June 26, 2020. Incorporated by reference to the Current Report on Form 8-K filed on June 29, 2020 as Exhibit 4.2 thereto.
4.24	Form of Warrant. Incorporated by reference to the Current Report on Form 8-K filed on July 17, 2020 as Exhibit 4.2 thereto.
4.25	Form of Warrant, dated October 22, 2020. Incorporated by reference to the Current Report on Form 8-K filed on October 23, 2020 as Exhibit 4.2 thereto.
4.26	Form of Warrant dated October 27, 2020. Incorporated by reference to the Current Report on Form 8-K filed on October 27, 2020 as Exhibit 4.3 thereto.
4.27	Form of Warrant dated October 27, 2020. Incorporated by reference to the Current Report on Form 8-K filed on October 27, 2020 as Exhibit 4.4 thereto.
4.28	Form of Warrant issued to Esousa Holdings, LLC, dated November 19, 2020. Incorporated by reference to the Current Report on Form 8-K filed on November 20, 2020 as Exhibit 4.3 thereto.
4.29***	Description of Capital Stock.
10.1*	2012 Stock Incentive Plan. Incorporated by reference to the Company’s Definitive Proxy Statement on Form DEF 14A filed on October 22, 2012 as Exhibit A thereto.
10.2*	2016 Stock Incentive Plan. Incorporated by reference to the Current Report on Form 8-K filed on December 30, 2016 as Exhibit 10.1 thereto.
10.3	Preferred Stock Purchase Agreement between the Company and Philou Ventures, LLC, dated March 9, 2017. Incorporated by reference to the Current Report on Form 8-K filed on March 9, 2017 as Exhibit 10.1 thereto.
10.4	Registration Rights Agreement between the Company and Philou Ventures, LLC. Incorporated by reference to the Current Report on Form 8-K filed on March 9, 2017 as Exhibit 10.2 thereto.
10.5	Loan and Security Agreement between the Company and Avalanche International Corp., dated August 21, 2017. Incorporated by reference to the Current Report on Form 8-K filed on September 7, 2017 as Exhibit 10.1 thereto.
10.6*	2017 Stock Incentive Plan. Incorporated by reference to the Definitive Proxy Statement on Form DEF 14A filed on November 17, 2017 as Appendix E thereto.
10.7	Trust Agreement between Coolisys Technologies Inc. and Roni Kohn, dated May 14, 2017. Incorporated by reference to the Current Report on Form 8-K filed on November 22, 2017 as Exhibit 10.1 thereto.
10.8	Tenancy-In-Common Agreement between Coolisys Technologies Inc. and Roni Kohn, dated May 14, 2017. Incorporated by reference to the Current Report on Form 8-K filed on November 22, 2017 as Exhibit 10.2 thereto.
10.9*	Executive Employment Agreement with William Horne, dated January 25, 2018. Incorporated by reference to the Current Report on Form 8-K filed on January 25, 2018 as Exhibit 10.1 thereto.
10.10	Asset Purchase Agreement between Super Crypto Mining, Inc. and Blockchain Supply & Services Ltd., dated March 8, 2018. Incorporated by reference to the Current Report on Form 8-K filed on March 9, 2018 as Exhibit 10.1 thereto.
10.11*	Executive Employment Agreement with Milton C. Ault, III, dated June 17, 2018. Incorporated by reference to the Current Report on Form 8-K filed on June 18, 2018 as Exhibit 10.1 thereto.
10.12	Loan and Security Agreement by and between Avalanche International Corp. and Digital Power Corporation dated September 6, 2017 with an effective date as of August 21, 2017. Incorporated by reference to the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-3 filed on November 1, 2018 as Exhibit 10.13 thereto.
10.13	Convertible Promissory Note dated September 6, 2017 with an effective date as of August 21, 2017 issued by Avalanche International Corp. Incorporated by reference to the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-3 filed on November 1, 2018 as Exhibit 10.14 thereto.
10.14	Common Stock Purchase Warrant dated September 6, 2017 with an effective date as of August 21, 2017 Avalanche International Corp. Incorporated by reference to the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-3 filed on November 1, 2018 as Exhibit 10.15 thereto.
10.15	Purchase Order, dated March 14, 2018. Incorporated by reference to the Current Report on Form 8-K filed on November 8, 2018 as Exhibit 10.1 thereto.
10.16*	Executive Employment Agreement with Henry Nisser dated April 12, 2019. Incorporated by reference to the Current Report on Form 8-K filed on April 16, 2018 as Exhibit 10.1 thereto.
10.17	2018 Stock Incentive Plan. Incorporated by reference to the Definitive Proxy Statement on Form DEF 14A filed on November 19, 2018 as Appendix B thereto.
10.18	Form of Securities Purchase Agreement, dated May 13, 2019. Incorporated by reference to the Current Report on Form 8-K filed on May 20, 2019 as Exhibit 10.1 thereto.
10.19	Form of Guarantee, dated May 10, 2019. Incorporated by reference to the Current Report on Form 8-K filed on May 20, 2019 as Exhibit 10.2 thereto.
10.20	Amendment to MTIX Limited Purchase Order Number 2121. Incorporated by reference to the Current Report on Form 8-K filed on February 25, 2020 as Exhibit 10.2 thereto.
10.21	Amendment No. 2 to At-The-Market Issuance Sales Agreement, dated March 5, 2021, with Ascendiant Capital Markets, LLC. Incorporated by reference to the Current Report on Form 8-K filed on March 5, 2021 as Exhibit 10.1 thereto.

Exhibit Number	Description
21***	List of subsidiaries.
23.1***	Consent of Marcum LLP.
23.2***	Consent of Ziv Haft, BDO member firm.
31.1***	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2***	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1****	Certification of Chief Executive and Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
**	Confidential treatment is being sought for this agreement, which has been filed separately with the SEC. The confidential portions of this Exhibit have been omitted and are marked by asterisks.
***	Filed herewith.
****	Furnished herewith.

ITEM 16.	FORM 10–K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  April 15, 2021

AULT GLOBAL HOLDINGS, INC.

By:	/s/ William B. Horne
William B. Horne
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kenneth S. Cragun
Kenneth S. Cragun
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

April 15, 2021	/s/ Milton C. Ault, III
Milton C. Ault, III, Executive Chairman of the Board

April 15, 2021	/s/ William B. Horne
William B. Horne, Chief Executive Officer and Director

April 15, 2021	/s/ Henry Nisser
Henry Nisser, President, General Counsel and Director

April 15, 2021	/s/ Howard Ash
Howard Ash, Director

April 15, 2021	/s/ Robert O. Smith
Robert O. Smith, Director

April 15, 2021	/s/ Mordechai Rosenberg
Mordechai Rosenberg, Director

April 15, 2021	/s/ Jeffrey A. Bentz
Jeffrey A. Bentz, Director

April 15, 2021	/s/ Jodi Brichan
Jodi Brichan, Director

ITEM 8.	FINANCIAL STATEMENTS

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm – Marcum LLP	F-2 - F-3

Report of Independent Registered Public Accounting Firm – Ziv Haft.	F-4 - F-5

Consolidated Balance Sheets as of December 31, 2020 and 2019	F-6 - F-7

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2020 and 2019	F-8

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2020 and 2019	F-9 - F-10

Consolidated Statements of Cash Flows for the Years Ended December 31, 2020 and 2019	F-11 - F-12

Notes to Consolidated Financial Statements	F-13 - F-64

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Ault Global Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ault Global Holdings, Inc. (formerly known as DPW Holdings, Inc.) and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We did not audit the December 31, 2020 and 2019 financial statements of Enertec Systems 2001 Ltd., a wholly-owned subsidiary, which statements reflect 18 percent and 28 percent of the total consolidated assets as of December 31, 2020 and 2019, respectively and 39 percent and 33 percent of total consolidated revenues for the years ended December 31, 2020 and 2019, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Enertec Systems 2001 Ltd., is based solely on the report of the other auditors.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

The accompanying notes are an integral part of these consolidated financial statements.

Description of the Matter

As described in Notes 3 and 10 to the consolidated financial statements, the Company has made investments in Avalanche International Corp. (“AVLP”), a related party controlled by Philou Ventures, LLC, which is an entity affiliated with the Company by common ownership through Milton C. Ault, III who is the Company’s Executive Chairman of the Board. These investments include convertible notes with a net carrying amount of approximately $9.9 million, warrants to purchase up to 22.5 million shares of common stock with a carrying amount of approximately $4.9 million and 999,175 shares of common stock with a carrying amount of approximately $500,000. The aggregate carrying amount of these investments amounted to approximately $15.3 million at December 31, 2020 and required management to make subjective and complex judgments relating to the fair value of these securities and credit risk with respect to the convertible notes. Changes in these estimates, including conditions that affect credit risk, could have a significant impact on the Company’s consolidated financial statements.

We identified the Company’s investments in AVLP as a critical audit matter because that entity has undertaken a plan to commercialize a new textile manufacturing technology. The Company also has entered into an agreement with AVLP to provide contract manufacturing services relating the production of this machinery. Management exercised significant judgment in determining the carrying amounts of the AVLP notes and warrants including the application of fair value measurements and evaluating credit risk. The Company exercised these judgments within the context of AVLP being a related party that is both a debtor to the Company and customer with a trade relationship. Management used both a market and income approach to quantify the carrying amount of the convertible notes, including credit risk. Significant assumptions used by management in applying the market approach include the fair value of AVLP’s common stock adjusted for a lack of marketability discount and the time value of money based on management’s expectation as to when there may be a liquidity event which could affect the timing of a settlement of the convertible notes. The income approach included the use of a discounted cash flow analysis with assumptions regarding forecasted revenues, operating margins and a risk-adjusted discount rate to compute the net present value of such cash flows. The AVLP common stock purchase warrants were valued using the Black-Scholes option pricing model with subjective inputs including the fair value of AVLP’s common stock adjusted for lack of marketability discount as described herein, risk free interest rates and expected volatility.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included the following:

(i)	Gaining an understating of the Company’s internal control and processes used to develop fair value estimates,
(ii)	Reading relevant agreements,
(iii)	Confirming balances due to the Company with AVLP’s management,
(iv)	Reviewing information provided to us about AVLP’s historical sources and uses of cash as a means of evaluating its revenue and expense forecast and the attainability of its business plan,
(v)	Interviewing AVLP’s management regarding the status and expectations regarding its business plan,
(vi)	Comparing the fair value of AVLP’s common stock to public quotes, and
(vii)	Utilizing a valuation specialist to assist the engagement team with the following:

•	Evaluating the reasonableness of the lack of marketability discount used by management to quantify the carrying amount of the convertible notes using the market approach and as input to the Black-Scholes option pricing model,
•	Evaluating the reasonableness of the risk free interest and volatility rates used by management as input to the Black-Scholes option pricing model,
•	Testing the mathematical accuracy of the discounted cash flow analysis,
•	Assessing the reasonableness of the revenue and expense assumptions and their consistency with other audit evidence, and
•	Evaluating the appropriateness of the discount rate used in the cash flow forecast discounted cash flow analysis.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2016.

New York, NY

April 15, 2021

The accompanying notes are an integral part of these consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of

ENERTEC SYSTEMS 2001 LTD

Opinion on the Financial Statements

We have audited the accompanying balance sheet of ENERTEC SYSTEMS 2001 LTD ("the company") as of December 31, 2020 and 2019, the related statements of comprehensive loss, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Estimation of total contract costs to be incurred for fixed-price long-term contract revenue

As discussed in Note 2 to the financial statements, almost all company revenue's recognized under long-term contracts for the year ended December 31, 2020. For those long-term contracts that are fixed-price in nature, the Company recognizes revenue over time based on the ratio of (1) actual contract costs incurred to date to (2) the Company’s estimate of total contract costs to be incurred. We identified the evaluation of the estimate of total contract costs to be incurred for fixed-price long-term contracts as a critical audit matter. In particular, evaluating the Company’s judgments regarding the amount of time and budget to complete the contracts, including the assessment of the nature and complexity of the work to be performed, involved a high degree of subjective judgment.

The accompanying notes are an integral part of these consolidated financial statements.

The primary procedures we performed to address this critical audit matter included the following. We tested the estimates of total contract costs to be incurred, including the assessment of the nature and complexity of the work to be performed. We evaluated factors including the value and stage of completion and selected a sample of customer contracts to challenge the Company’s assumptions underlying the estimate of total contract costs to be incurred. We examined the sampled contracts to evaluate the Company’s identification of performance obligations and the determined method for measuring contract progress. We compared the Company’s original or prior period estimate of total contract costs to be incurred to the actual costs incurred for the finished contracts to assess the Company’s ability to accurately estimate costs. We interviewed the Company to evaluate progress to date, the estimate of remaining costs to be incurred, and factors impacting the amount of time and cost to complete the sampled contracts, including the assessment of the nature and complexity of the work to be performed.

We have served as the Company’s auditor since 2012.

/s/ Ziv Haft.
Ziv Haft.
Certified Public Accountants (Isr.)
BDO Member Firm

Tel-Aviv, Israel

April 15, 2021

The accompanying notes are an integral part of these consolidated financial statements.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,679,848	$483,383
Marketable equity securities	2,562,983	639,647
Accounts receivable	3,852,033	2,438,254
Accounts and other receivable, related party	1,196,379	1,196,379
Accrued revenue	1,695,905	2,226,570
Inventories, net	3,373,851	2,481,511
Prepaid expenses and other current assets	2,988,080	1,324,161
Current assets held for sale	-	281,352
TOTAL CURRENT ASSETS	34,349,079	11,071,257
Intangible assets, net	4,390,388	3,206,988
Goodwill	9,645,686	8,100,947
Property and equipment, net	2,122,730	1,787,393
Right-of-use assets	4,317,778	4,177,590
Investments - related party	10,668,470	6,540,720
Investments in derivative liabilities and common stock - related parties	6,139,391	2,128,224
Equity investments in private companies	261,767	261,767
Investment in limited partnership	1,869,000	1,969,000
Loans receivable	750,174	795,481
Other investments, related parties	802,500	832,500
Other assets	326,419	275,273
Noncurrent assets held for sale	-	1,603,268
TOTAL ASSETS	$75,643,382	$42,750,408

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$10,579,501	$14,284,563
Accounts payable and accrued expenses, related party	35,687	64,604
Operating lease liability, current	524,326	484,819
Advances on future receipts	-	2,210,392
Short term advances, related party	-	1,409,331
Revolving credit facility	125,188	221,705
Notes payable, net	4,048,009	6,137,015
Notes payable, related parties	187,818	169,153
Convertible notes payable	-	2,100,990
Convertible notes payable, related party	400,000	-
Warrant liability	4,192,052	9,364
Other current liabilities	1,789,825	1,535,846
Current liabilities held for sale	-	1,593,550
TOTAL CURRENT LIABILITIES	21,882,406	30,221,332

The accompanying notes are an integral part of these consolidated financial statements.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

	December 31,
	2020	2019

LONG TERM LIABILITIES
Operating lease liability, non-current	3,854,573	3,726,493
Notes payable	336,500	482,624
Notes payable, related parties	51,537	115,164
Convertible notes payable	386,283	304,773
Noncurrent liabilities held for sale	-	951,072
TOTAL LIABILITIES	26,511,299	35,801,458

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Series A Convertible Preferred Stock, $25.00 stated value per share,	7	7
$0.001 par value – 1,000,000 shares authorized; 7,040 shares issued and outstanding at December 31, 2020 and 2019, respectively
(redemption amount and liquidation preference of $176,000
as of December 31, 2020 and 2019)
Series B Convertible Preferred Stock, $10 stated value per share,	125	125
share, $0.001 par value – 500,000 shares authorized; 125,000 shares issued and outstanding at December 31, 2020 and 2019 (liquidation
preference of $1,250,000 at December 31, 2020 and 2019)
Class A Common Stock, $0.001 par value – 500,000,000 shares authorized;	27,754	3,318
27,753,562 and 3,318,390 shares issued and outstanding at December 31, 2020 and 2019, respectively
Class B Common Stock, $0.001 par value – 25,000,000 shares authorized;	-	-
nil shares issued and outstanding at December 31, 2020 and 2019
Additional paid-in capital	171,397,199	101,099,347
Accumulated deficit	(121,396,715)	(88,650,465)
Accumulated other comprehensive loss	(1,717,934)	(5,511,624)
TOTAL AULT GLOBAL HOLDINGS STOCKHOLDERS’ EQUITY	48,310,436	6,940,708
Non-controlling interest	821,647	8,242
TOTAL STOCKHOLDERS’ EQUITY	49,132,083	6,948,950
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$75,643,382	$42,750,408

The accompanying notes are an integral part of these consolidated financial statements.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended
	December 31,
	2020	2019
Revenue	$23,628,859	$21,057,509
Revenue, cryptocurrency mining	-	641,745
Revenue, lending activities	242,418	662,740
Total revenue	23,871,277	22,361,994
Cost of revenue	16,356,741	19,302,647
Gross profit	7,514,536	3,059,347
Operating expenses
Engineering and product development	1,848,866	1,861,103
Selling and marketing	1,177,321	1,409,996
General and administrative	12,526,855	15,524,180
Impairment of property and equipment	-	4,315,856
Impairment loss on goodwill and intangible assets	-	651,645
(Benefit) provision for credit losses	(2,000,000)	4,000,000
Gain on digital currency	(5,033)	(5,515)
Total operating expenses	13,548,009	27,757,265
Loss from continuing operations	(6,033,473)	(24,697,918)
Other income (expenses)
Interest income	104,869	3,351,226
Interest expense	(9,648,820)	(7,261,857)
Change in fair value of marketable equity securities	919,083	(596,242)
Loss on extinguishment of debt	(18,706,488)	(966,134)
Loss on issuance of warrants	-	(1,763,481)
Change in fair value of warrant liability	(48,842)	1,124,953
Total other expenses, net	(27,380,198)	(6,111,535)
Loss from continuing operations before income taxes	(33,413,671)	(30,809,453)
Income tax benefit	23,794	108,293
Net loss from continuing operations	(33,389,877)	(30,701,160)
Net gain (loss) from discontinued operations, net of taxes	661,248	(2,244,668)
Net loss	(32,728,629)	(32,945,828)
Less: Net loss attributable to non-controlling interest	-	32,416
Net loss attributable to Ault Global Holdings	(32,728,629)	(32,913,412)
Preferred dividends	(17,621)	(15,938)
Net loss available to common stockholders	$(32,746,250)	$(32,929,350)

Basic and diluted net loss per common share:
Continuing operations	$(3.48)	$(21.41)
Discontinued operations	0.07	(1.57)
Net loss per common share	$(3.41)	$(22.97)
Weighted average common shares outstanding, basic and diluted	9,606,493	1,433,464
Comprehensive loss
Loss available to common stockholders	$(32,746,250)	$(32,929,350)
Other comprehensive income (loss)
Foreign currency translation adjustment	481,596	341,774
Net unrealized gain (loss) on derivative securities of related party	3,312,094	(1,950,875)
Other comprehensive income (loss)	3,793,690	(1,609,101)
Total comprehensive loss	$(28,952,560)	$(34,538,451)

The accompanying notes are an integral part of these consolidated financial statements.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

							Accumulated
	Series A & B				Additional		Other		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity

BALANCES, January 1, 2019	126,434	$126	100,910	$101	$77,647,544	$(55,721,115)	$(3,902,523)	$40,658	$18,064,791

Stock based compensation:
Options	—	—	—	—	754,752	—	—	—	754,752
Common stock	—	—	69,375	69	338,550	—	—	—	338,619
Issuance of common stock and warrants for cash	—	—	2,011,005	2,012	10,951,731	—	—	—	10,953,743
Issuance of common stock in payment of
accrued liabilities	—	—	66,740	66	175,311	—	—	—	175,377
Issuance of common stock for conversion
of debt	—	—	370,473	370	4,735,925	—	—	—	4,736,295
Issuance of common stock upon exercise
of warrants	—	—	699,887	700	6,620,325	—	—	—	6,621,025
Issuance of Series A preferred stock for cash	5,606	6	—	—	140,144	—	—	—	140,150
Beneficial conversion feature in connection
with convertible notes	—	—	—	—	821,452	—	—	—	821,452
Fair value of warrants issued in connection
with convertible notes	—		—	—	200,518	—	—	—	200,518
Cash for exchange fees and other financing costs	—	—	—	—	(1,445,255)	—	—	—	(1,445,255)
Loss on debt extinguishment	—	—	—	—	158,350	—	—	—	158,350
Comprehensive loss:
Net loss	—		—	—	—	(32,913,412)	—	—	(32,913,412)
Preferred dividends	—	—	—	—	—	(15,938)	—	—	(15,938)
Net unrealized loss on derivatives
in related party	—	—	—	—	—	—	(1,950,875)	—	(1,950,875)
Foreign currency translation adjustments	—	—	—	—	—	—	341,774	—	341,774
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(32,416)	(32,416)

BALANCES, December 31, 2019	132,040	$132	3,318,390	$3,318	$101,099,347	$(88,650,465)	$(5,511,624)	$8,242	$6,948,950

The above Consolidated Statements of Stockholders’ Equity reflects first and second reverse stock splits effective March 14, 2019 and August 5, 2019, respectively. See Note 1 for further information.

The accompanying notes are an integral part of these consolidated financial statements.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

							Accumulated
	Series A & B				Additional		Other		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity

BALANCES, January 1, 2020	132,040	$132	3,318,390	$3,318	$101,099,347	$(88,650,465)	$(5,511,624)	$8,242	$6,948,950
Stock based compensation:
Options	—	—	—	—	80,351	—	—	—	80,351
Common stock	—	—	102,500	102	182,473	—	—	—	182,575
Issuance of common stock for cash	—	—	12,582,000	12,582	39,965,768	—	—	—	39,978,350
Issuance of common stock in payment of
short term advances, related party	—	—	660,667	661	739,287	—	—	—	739,948
Issuance of common stock in payment of
accrued liabilities	—	—	229,898	230	712,915	—	—	—	713,145
Issuance of common stock for conversion
of debt	—	—	10,046,012	10,047	24,770,673	—	—	—	24,780,720
Issuance of common stock upon exercise
of warrants	—	—	814,095	814	876,361	—	—	—	877,175
Issuance of Enertec warrants	—	—	—	—	—	—	—	813,405	813,405
Beneficial conversion feature in connection
with convertible notes	—	—	—	—	81,621	—	—	—	81,621
Fair value of warrants issued in connection
with convertible notes	—	—	—	—	4,540,238	—	—	—	4,540,238
Cash for exchange fees and other financing costs	—	—	—	—	(1,651,835)	—	—	—	(1,651,835)
Comprehensive loss:
Net loss	—	—	—	—	—	(32,728,629)	—	—	(32,728,629)
Preferred dividends	—	—	—	—	—	(17,621)	—	—	(17,621)
Net unrealized gain on derivatives
in related party	—	—	—	—	—	—	3,312,094	—	3,312,094
Foreign currency translation adjustments	—	—	—	—	—	—	481,596	—	481,596

BALANCES, December 31, 2020	132,040	$132	27,753,562	$27,754	$171,397,199	$(121,396,715)	$(1,717,934)	$821,647	$49,132,083

The above Consolidated Statements of Stockholders’ Equity reflects first and second reverse stock splits effective March 14, 2019 and August 5, 2019, respectively. See Note 1 for further information.

The accompanying notes are an integral part of these consolidated financial statements.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(32,728,629)	$(32,945,828)
Less: Net gain (loss) from discontinued operations	661,248	(2,244,668)
Net loss from continuing operations	(33,389,877)	(30,701,160)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	391,597	2,570,511
Amortization	335,776	502,656
Amortization of right-of-use assets	(140,188)	2,123,519
Interest expense – debt discount	7,251,365	3,709,993
Loss on extinguish debt	18,706,488	—
Fair value in excess of proceeds upon issuance of warrants	—	1,763,481
Change in fair value of warrant liability	48,842	(1,124,953)
Accretion of original issue discount on notes receivable – related party	21,998	(2,277,777)
Accretion of original issue discount on notes receivable	(61,834)	(90,489)
Increase in accrued interest on notes receivable – related party	(1,337)	(1,021,158)
Stock-based compensation	1,105,688	1,583,991
Impairment of property and equipment	—	4,315,856
Impairment of intangible assets	—	170,692
Impairment of goodwill	—	480,953
Realized losses on other investments	39,141	—
Realized (gains) losses on sale of digital currencies	—	(524)
Realized (gains) losses on sale of marketable securities	(75,346)	(95,340)
Realized (gains) losses on equity securities in private companies	—	215,813
Unrealized (gains) losses on marketable equity securities	(796,009)	(258,905)
Unrealized (gains) losses on equity securities – related party	(297,943)	276,450
Unrealized (gains) losses on equity securities	73,079	363,996
Provision for loan losses	(2,000,000)	5,550,000
Changes in operating assets and liabilities:
Accounts receivable	(641,087)	(540,820)
Accounts receivable, related party	—	2,691,275
Accrued revenue	644,729	(737,960)
Digital currencies	(14)	(647,260)
Inventories	183,331	824,703
Prepaid expenses and other current assets	(1,612,731)	(1,018,466)
Other assets	(92,753)	(221,264)
Accounts payable and accrued expenses	(364,195)	3,682,230
Accounts payable, related parties	(28,917)	6,852
Other current liabilities	(649,615)	(269,831)
Lease liabilities	167,587	(2,089,797)
Net cash used in continuing operating activities	(11,182,225)	(10,262,733)
Net cash provided by discontinued operating activities	1,246	82,179
Net cash used in operating activities	(11,180,979)	(10,180,554)

Cash flows from investing activities:
Purchase of property and equipment	(582,092)	(189,302)
Acquisition of Relec, net of cash acquired	(3,627,534)	-
Investments – related party	(2,118,411)	(1,600,164)
Investments in warrants and common stock - related party	(354,370)	(1,130,567)
Purchase of marketable equity securities	(1,425,341)	-
Sales of marketable equity securities	373,360	580,721
Proceeds from loans receivable	139,933	—
Investments in debt and equity securities	(188,760)	(511,743)

Net cash used in investing activities	$(7,783,215)	$(2,851,055)

The accompanying notes are an integral part of these consolidated financial statements.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the Year Ended December 31,
	2020	2019

Cash flows from financing activities:
Gross proceeds from sales of common stock and warrants	$39,978,350	$17,028,605
Proceeds from issuance of Series A Convertible Preferred Stock	—	131,741
Financing cost in connection with sales of equity securities	(1,651,835)	(1,445,255)
Proceeds from warrant exercises	52,826	127,000
Proceeds from convertible notes payable	100,000	500,000
Proceeds from notes payable	9,722,434	5,230,418
Proceeds from short-term advances	570,000	—
Payments on short-term advances	(570,000)	—
Proceeds from short-term advances – related party	653,124	1,305,570
Payments on short-term advances – related party	(322,507)	—
Payments on notes payable	(8,783,976)	(2,117,252)
Payments on convertible notes payable	—	(7,069,547)
Proceeds from advances on future receipts	—	941,804
Payments on advances on future receipts	(2,350,639)	(1,590,925)
Payments of preferred dividends	(17,621)	(15,938)
Payments on revolving credit facilities, net	(96,517)	(101,018)

Net cash provided by financing activities	37,283,639	12,925,203

Effect of exchange rate changes on cash and cash equivalents	(122,980)	(179,830)

Net increase (decrease) in cash and cash equivalents	18,196,465	(286,236)

Cash and cash equivalents at beginning of period	483,383	769,619

Cash and cash equivalents at end of period	$18,679,848	$483,383

	For the Year Ended December 31,
	2020	2019

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$658,042	$1,867,925

Non-cash investing and financing activities:
Cancellation of convertible note payable into shares of common stock	$24,780,720	$4,736,295
Payment of accounts payable with digital currency	$—	$647,213
Issuance of common stock in payment of accrued liability	$1,537,494	$175,377
Cancellation of short-term advances, related party into shares
of common stock	$739,948	$—
Conversion of loans receivable for marketable equity securities	$—	$485,000
Conversion of loans receivable for investments in warrants and
common stock - related party	$—	$181,483
Issuance of notes payable and convertible notes payable in
payment of accrued expenses	$420,000	$—
Cancellation of notes payable into short term advances, related parties	$—	$30,000
Issuance of common stock on conversion of note	$600,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

1. DESCRIPTION OF BUSINESS

Ault Global Holdings, Inc., a Delaware corporation (“Ault Global” or the “Company”), formerly known as DPW Holdings, Inc., was incorporated in September 2017. The Company is a diversified holding company owning subsidiaries engaged in, among others, the following operating businesses: commercial and defense solutions, commercial lending and advanced textile technology. The Company’s direct and indirect wholly-owned subsidiaries include Gresham Worldwide, Inc. (“GWW”), Coolisys Technologies Corp. (“Coolisys”), Digital Power Corporation, Gresham Power Electronics Ltd. (f/k/a Digital Power Limited) (“Gresham Power”), Enertec Systems 2001 Ltd (“Enertec”), Relec Electronics Ltd., Digital Power Lending, LLC (“DP Lending”), Ault Alliance, Inc. (“Ault Alliance”), and Tansocial LLC (“Tansocial”). The Company also has a controlling interest in Microphase Corporation (“Microphase”) and Ault Alliance has a controlling interest in and Alliance Cloud Services, LLC (“ACS”). The Company has three reportable segments:

•	GWW – defense solutions with operations conducted by Microphase, Enertec, Gresham Power and Relec;

•	Coolisys – commercial electronics solutions with operations conducted by Digital Power Corporation; and

•	Ault Alliance – commercial lending through DP Lending, data center operations through ACS, digital marketing through Tansocial and digital learning.

During March 2020, the Company ceased operations at Digital Farms, Inc. (“Digital Farms”), the Company’s blockchain mining subsidiary, and I.AM, Inc. (“I.AM”). Management determined that the permanent closing of the restaurant operations at I.AM, which owned and operated the Prep Kitchen brand restaurants located in the San Diego area, met the criteria for presentation as discontinued operations. Accordingly, the results of the restaurant operations segment are presented as discontinued operations in our condensed consolidated statements of operations and comprehensive loss and are excluded from continuing operations for all periods presented.

On March 14, 2019, pursuant to the authorization provided by the Company’s stockholders at a Special Meeting of Stockholders, the Company’s Board of Directors (the “Board”) approved an amendment to the Certificate of Incorporation (the “COI Amendment”) to effectuate a reverse stock split of the of the Company’s issued and outstanding common stock, $0.001 par value per share, (“Common Stock”) by a ratio of one-for-twenty (the “First Stock Split”). At the Company’s 2019 reconvened Annual Meeting of Stockholders, the Company’s stockholders approved a proposal permitting the Board to effectuate a second reverse stock split (the “Second Stock Split”) of the issued and outstanding Common Stock. Thereafter, on July 23, 2019, the Board approved the Second Stock Split with a ratio of one-for-forty. The Second Stock Split did not affect the number of authorized shares of common stock or their par value per share. As a result of the Second Stock Split, each forty shares of common stock issued and outstanding prior to the Second Stock Split were converted into one share of common stock. The Second Stock Split became effective in the State of Delaware on August 5, 2019. All share amounts in these financial statements have been updated to reflect these reverse stock splits.

On January 19, 2021, the Company changed its name from DPW Holdings, Inc., to Ault Global Holdings, Inc. The Name Change was effected through a parent/subsidiary short-form merger pursuant to an agreement and plan of merger dated January 7, 2021. The merger and resulting name change do not affect the rights of security holders of the Company. The Common Stock continues to be listed on the NYSE American and trades under the symbol “DPW”.

2. LIQUIDITY, GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. As of December 31, 2020, the Company had cash and cash equivalents of $18,679,848, an accumulated deficit of $121,396,715 and working capital of $12,466,673. The Company has incurred recurring losses and reported losses attributable to Ault Global for the years ended December 31, 2020 and 2019, of $32,728,629 and $32,913,412, respectively. In the past, the Company has financed its operations principally through issuances of convertible debt, promissory notes and equity securities. During 2020, the Company continued to successfully obtain additional equity and debt financing and in restructured existing debt.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2020

2020 ATM Offering

On October 2, 2020, the Company entered into an At-The-Market Issuance Sales Agreement (the “2020 Sales Agreement”) with Ascendiant Capital Markets, LLC to sell shares of Common Stock having an aggregate offering price of up to $8,975,000 from time to time, through an “at the market offering” program (the “2020 ATM Offering”). On December 1, 2020, the Company filed an amendment to the prospectus supplement with the SEC to increase the amount of common stock that may be offered and sold in the 2020 ATM Offering, as amended under the Sales Agreement to $40,000,000 in the aggregate, inclusive of the up to $8,975,000 in shares of common stock previously sold in the 2020 ATM Offering. The offer and sale of shares of common stock from the 2020 ATM Offering was made pursuant to the Company’s effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-222132) which became effective on January 11, 2018. Through December 31, 2020, the Company had received gross proceeds of $39,978,350 through the sale of 12,582,000 shares of common stock from the 2020 ATM Offering. The 2020 ATM Offering was terminated on December 31, 2020.

Impact of Coronavirus on the Company’s Operations

The Company’s business has been disrupted and materially adversely affected by the recent outbreak of COVID-19. As a result of measures imposed by the governments in affected regions, businesses and schools have been suspended due to quarantines intended to contain this outbreak and many people have been forced to work from home in those areas. The spread of COVID-19 from China to other countries has resulted in the Director General of the World Health Organization declaring the outbreak of COVID-19 as a Public Health Emergency of International Concern, based on the advice of the Emergency Committee under the International Health Regulations (2005), and the Centers for Disease Control and Prevention in the U.S. issued a warning on February 25, 2020 regarding the likely spread of COVID-19 to the U.S. While the COVID-19 outbreak is no longer in its early stages, international stock markets continue to reflect the uncertainty associated with the slow-down in the American, Israeli and UK economies and the reduced levels of international travel experienced since the beginning of January and the significant volatility in the Dow Industrial Average throughout 2020 was largely attributed to the effects of COVID-19. The Company continues to monitor and assess its business operations and system supports and the impact COVID-19 may have on its results and financial condition, but there can be no assurance that this analysis will enable the Company to avoid part or all of any impact from the continuing spread of COVID-19 or its consequences, including downturns in business sentiment generally or in the Company’s sectors in particular.

The Company’s operations are located in Alameda County, CA, Orange County, CA, Fairfield County, CT, the United Kingdom, Israel and members of its senior management work in Seattle, WA and New York, NY. The Company has been following the recommendations of local health authorities to minimize exposure risk for its employees, including the temporary and sporadic closures of its offices and having employees work remotely to the extent possible, which has to an extent adversely affected their efficiency.

Updates by business unit are as follows:

•	Ault Global’s corporate headquarters, located in Las Vegas, NV, has largely returned to normal operations with adherence to the Governor’s Directives and Declarations. Certain individuals deemed to be high risk may work remotely, as required.

•	Ault Global’s finance and accounting office, located in Newport Beach, CA, is primarily working remotely, based on the occupancy and social distancing order from the Orange County Health Officer (http://www.ochealthinfo.com/phs/about/epidasmt/epi/dip/prevention/novel_coronavirus). The administrative staff has tested the secure remote access systems and technology infrastructure to adjust working arrangements for its employees and believes it has adequate internal communications system and can remain operational with a remote staff.

•	Coolisys, located in Milpitas, CA, has largely returned to normal operations with adherence to guidelines published by the Santa Clara Public Health Department. Certain individuals deemed to be high risk may work remotely as required. Coolisys has experienced disruption in its supply chain as a result of the COVID-19 impact on its vendors.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2020

•	Microphase operates a production facility in Connecticut. In March 2020, the Defense Department designated Microphase an “essential” operation of critical infrastructure workers as part of the defense industrial base. To limit the impact of the COVID-19 pandemic, Microphase implemented a series of protocols to limit access to the facility, heighten sanitization, facilitate social distancing and require face coverings. Microphase has requested that workers limit their travel and exposure to others. All employees, including management, that do not have to be in the facility work remotely whenever possible. Any employees who come in contact or potential contact with anyone who has tested positive for COVID-19 or who traveled outside the immediate area are quarantined and must provide proof of negative tests before returning to work. Rigorous adherence to these protocols has generally enabled Microphase to operate with minimal disruption.

In December 2020, five Microphase employees tested positive for COVID-19. Microphase temporarily shut down its production facility for a week for deep cleaning and to have all employees tested for COVID-19. Since the outbreak disproportionately affected assembly workers, Microphase’s assembly operations remained shut down for three weeks until all assembly workers had at least 2 negative tests. Operations gradually resumed in late December 2020 and the workforce returned to full strength in mid-January 2021.

The disruption to production operations deferred order completion and delayed shipments with a significant decrease in revenue from forecast for December of 2020 and a lingering, but only partial and less substantial, effect on January and February revenue. No customers cancelled orders or imposed penalties for late delivery. Disruption of production added costs from paying employees who could not work and deferred revenue from delayed shipments. However, the entire workforce has remained healthy with heightened precautions and hygiene protocols in place, rendering the outbreak’s impact on production a temporary phenomenon.

Microphase continues to follow CDC guidelines for social distancing, face coverings and heightened sanitizing to keep the workforce safe and healthy. Microphase has strictly limited access to its facility and mandated that all employees minimize exposure to the others. All Microphase employees who can work from home will do so while COVID-19 levels remain high in the surrounding communities. However, some workers may still need to work in proximity to others. Management is working with state and federal authorities to get all employees vaccinated on a priority basis as “essential workers” whom the U.S. Department of Defense (the “DoD”) has officially designated as “critical infrastructure workforce” as part of the “defense industrial base.” Some employees have already received vaccinations and we expect all employees to have both vaccinations by the end of March 2021.

•	Gresham Power suspended production operations in its Salisbury, UK facility from mid-March through June 2020 before resuming production until a subsequent shutdown in November 2020. Notwithstanding the current lockdown, production operations have resumed to complete work on order for products critically needed for military operations. However, engineers, back office staff and management have worked from home as much as possible throughout the pandemic period and continue to do so. The pandemic has disrupted production at times and delayed contract actions as well as other customer decision making, which decreased revenue realized in 2020. However, the Company expects that these delays shall only defer orders and that business will rebound strongly with pent up demand in the latter half of 2021.

•	Relec, which does not operate any manufacturing or assembly facilities, has not experienced any material COVID-19 related disruptions to date and continues normal operations notwithstanding the lockdown in the United Kingdom. All employees who can work from home do so. Others who must work at the Wareham, UK site to move product or access systems continue to do so under strict safety protocols with face coverings, social distancing and heightened attention to sanitization. The principal impact on Relec’s operations has come from the deferral of some orders and a modest decrease in revenue year-over-year. The Company presently expects business to rebound and resume a steady growth pattern in the third quarter of 2021, although the pandemic may impact this outlook.

•	The Israeli government exempted Enertec from pandemic-related lockdown orders to keep production operations open for key projects that impact national security. Approximately 50% of Enertec’s workforce is working remotely. Enertec incurred additional costs for increased sanitizing costs, personal protective equipment, increased virtual operations, measures to facilitate social distancing and other precautions to avoid the spread of COVID-19. The pandemic also affected Enertec’s customers and supply chain partners, slowing order processing, materials and parts delivery and service order completion. The principal impact on Enertec’s business has come from deferral of customer decisions and order issuance. With 50% of the population vaccinated as January 31, 2021, Israel now leads the world in COVID-19 vaccine distribution, which should further mitigate risks from COVID-19. The Company presently expects business to rebound and resume substantial growth in second quarter of 2021 as orders increase to address deferred, pent up demand.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2020

The COVID-19 global pandemic has been unprecedented and unpredictable and is likely to continue to result in significant national and global economic disruption, which may adversely affect the Company’s business. Based on the Company’s current assessment, however, the Company does not expect any material impact on its long-term strategic plans, its operations, or its liquidity due to the worldwide spread of the COVID-19 virus. However, the Company is actively monitoring this situation and the possible effects on its financial condition, liquidity, operations, suppliers, and industry.

The Company believes its current cash on hand is sufficient to meet its operating and capital requirements for at least the next twelve months from the date these financial statements are issued.

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of Ault Global Holdings and its wholly-owned subsidiaries, GWW, Coolisys, Digital Power Corporation (a wholly owned subsidiary of Coolisys), Gresham Power, Enertec, Relec, DP Lending, Ault Alliance, and Digital Farms and its majority-owned subsidiaries, Microphase, I.AM and Alliance Cloud Services. All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting Estimates

The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates, judgments and assumptions. The Company's management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Key estimates include acquisition accounting, fair value of certain financial instruments, reserves for trade receivables and inventories, carrying amounts of investments, accruals of certain liabilities including product warranties, useful lives and the recoverability of long-lived assets, impairment analysis of intangibles and goodwill, and deferred income taxes and related valuation allowance.

Impairment of long-lived assets:

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted expected future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by comparing the carrying amount of the assets to their fair value. During the first quarter of 2020, based upon the deteriorating business conditions for restaurants in the San Diego County as a result of the spread of COVID-19 and the decline in projected cash flows over the life of the restaurant long-lived assets, the Company performed an undiscounted cash flow test to determine if the restaurant equipment and right-of-use assets were impaired. The undiscounted cash flows were less than the carrying amount of the Company’s restaurant equipment and right-of-use assets and therefore, the carrying amount of the assets were compared to the fair value of the assets, and the Company determined that there were impairment charges to be recorded on the restaurant long-lived assets. Impairment charges for the year ended December 31, 2020 related to restaurant equipment were in an amount equal to the cost of the Company’s restaurant equipment, net of depreciation of $504,802 and the impairment related to the right-of-use assets attributed to the discontinued restaurant operations was the full carrying amount of $1,020,514. The restaurant-related impairment charges are included as a component of net loss from discontinued operations (see Note 4).

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2020

Revenue Recognition

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

•	Step 1: Identify the contract with the customer,
•	Step 2: Identify the performance obligations in the contract,
•	Step 3: Determine the transaction price,
•	Step 4: Allocate the transaction price to the performance obligations in the contract, and
•	Step 5: Recognize revenue when the company satisfies a performance obligation.

The Company’s disaggregated revenues consist of the following for the year ended December 31, 2020:

	Year ended December 31, 2020
	GWW	Coolisys	Ault Alliance	Total

Primary Geographical Markets
North America	$6,717,843	$4,500,175	$242,418	$11,460,436
Europe	1,878,782	450,053	-	2,328,835
Middle East	9,273,158	-	-	9,273,158
Other	342,938	465,910	-	808,848
	$18,212,721	$5,416,138	$242,418	$23,871,277

Major Goods
RF/Microwave Filters	$4,330,091	$—	$—	$4,330,091
Detector logarithmic video amplifiers	473,150	—	—	473,150
Power Supply Units	2,655,723	5,416,138	—	8,071,861
Power Supply Systems	1,481,922	—	—	1,481,922
Healthcare diagnostic systems	1,011,574	—	—	1,011,574
Defense systems	8,260,261	—	—	8,260,261
Lending activities	—	—	242,418	242,418
	$18,212,721	$5,416,138	$242,418	$23,871,277

Timing of Revenue Recognition
Goods transferred at a point in time	$8,940,886	$5,416,138	$242,418	$14,599,442
Services transferred over time	9,271,835	—	—	9,271,835
	$18,212,721	$5,416,138	$242,418	$23,871,277

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2020

The Company’s disaggregated revenues consist of the following for the year ended December 31, 2019:

	Year ended December 31, 2019
	GWW	Coolisys	Ault Alliance	Total

Primary Geographical Markets
North America	$4,342,565	$5,276,096	$1,304,485	$10,923,146
Europe	1,672,489	5,767	—	1,678,256
Middle East	8,659,675	21,348	—	8,681,023
Other	557,114	522,455	—	1,079,569
	$15,231,843	$5,825,666	$1,304,485	$22,361,994

Major Goods
RF/Microwave filters	$2,245,748	$—	$—	$2,245,748
Detector logarithmic video amplifiers	558,155	—	—	558,155
Power supply units	1,656,162	5,825,666	—	7,481,828
Power supply systems	1,920,594	—	—	1,920,594
Healthcare diagnostic systems	1,711,050	—	—	1,711,050
Defense systems	7,140,134	—	—	7,140,134
Lending activities	—	—	662,740	662,740
Digital currency mining	—	—	641,745	641,745
	$15,231,843	$5,825,666	$1,304,485	$22,361,994

Timing of Revenue Recognition
Goods transferred at a point in time	$6,243,758	$5,825,666	$1,304,485	$13,373,909
Services transferred over time	8,988,085	—	—	8,988,085
	$15,231,843	$5,825,666	$1,304,485	$22,361,994

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

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2020

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

The aggregate amount of the transaction price allocated to the performance obligation that is partially unsatisfied as of December 31, 2020, for the MLSE units was approximately $48 million, representing 24 MLSE units. Based on our expectations regarding funding of the production process and our experience building the first machines, the Company expects to recognize the remaining revenue related to the partially unsatisfied performance obligation over the next three years. The Company will be paid in installments for this performance obligation over the estimated period that the remaining revenue is recognized.

Lending Activities and Trading Activities

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

Financial instruments utilized in trading activities are carried at fair value. Fair value is generally based on quoted market prices for the same or similar assets and liabilities. If these market prices are not available, fair values are estimated based on dealer quotes, pricing models, discounted cash flow methodologies, or similar techniques where the determination of fair value may require significant management judgment or estimation. Realized gains and losses are recorded on a trade-date basis. Realized and unrealized gains and losses are recognized in revenue from lending activities.

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

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2020

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

During March 2020, the Company ceased operations at Digital Farms, the Company’s blockchain mining subsidiary

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

The financial statements of Gresham Power and Enertec, whose functional currencies have been determined to be their local currencies, the British Pound (“GBP”) and the Israeli Shekel (“ILS”), respectively, have been translated into U.S. dollars in accordance with ASC No. 830. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate in effect for the reporting period. The resulting translation adjustments are reported as other comprehensive income (loss) in the consolidated statement of comprehensive income (loss) and accumulated comprehensive income (loss) in statement of changes in stockholders' equity (deficit).

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2020

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company’s cash is maintained in checking accounts, money market funds and certificates of deposits with reputable financial institutions. These balances exceed the U.S. Federal Deposit Insurance Corporation insurance limits. The Company has cash and cash equivalents of $884,859 and $288,428 at December 31, 2020 and 2019, respectively, in the United Kingdom (“U.K”) and $18,874 and $47,062, respectively, in Israel. The Company has not experienced any losses on deposits of cash and cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s receivables are recorded when billed and represent claims against third parties that will be settled in cash. The carrying amount of the Company’s receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. The Company individually reviews all accounts receivable balances and based upon an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The Company estimates the allowance for doubtful accounts based on historical collection trends, age of outstanding receivables and existing economic conditions. If events or changes in circumstances indicate that a specific receivable balance may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. A customer’s receivable balance is considered past-due based on its contractual terms. Past-due receivable balances are written-off when the Company’s internal collection efforts have been unsuccessful in collecting the amount due. Based on an assessment as of December 31, 2020 and 2019, of the collectability of invoices, accounts receivable are presented net of an allowance for doubtful accounts of $4,415 and $5,000, respectively.

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

During the years ended December 31, 2020 and 2019, the Company did not record inventory write-offs within the cost of revenue.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2020

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

The Company tests the recorded amount of goodwill for impairment on an annual basis on December 31 of each fiscal year or more frequently if there are indicators that the carrying amount of the goodwill exceeds its carried value. At December 31, 2020, the Company had three reporting units. The Company performed a qualitative assessment and concluded that goodwill at the Company’s Coolisys subsidiary was impaired by a total of $480,953 based upon an assessment as of December 31, 2019. The Company shows no impairment at December 31, 2020. Goodwill impairment charges for the years ended December 31, 2020 and 2019 related to the Company’s discontinued operations were nil and $265,252, respectively.

Intangible Assets

The Company acquired amortizable intangibles assets as part of four asset purchase agreements consisting of customer relationships and non-compete agreements. The Company also has the trade names and trademarks associated with the acquisitions of Microphase, I.AM and Relec which were determined to have an indefinite life. The customer relationships and non-compete agreements, definite lived intangible assets, are being amortized on a straight-line basis over their estimated useful lives as follows:

Useful lives (in years)
Customer relationships	5 - 14
Non-competition agreements	3
Domain name and other intangible assets	3

The Company reviews intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets might not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. During the years ended December 31, 2020 and 2019, the Company recorded an impairment loss from continuing operations of nil and $170,692, respectively. Impairment charges for intangible assets for the years ended December 31, 2020 and 2019 related to the Company’s discontinued operations were nil and $610,000, respectively.

Long-Lived Assets

The long-lived assets of the Company are reviewed for impairment in accordance with ASC No. 360, Property, Plant, and Equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2020

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted expected future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by comparing the amount by which the carrying amount of the assets to their fair value. During the first quarter of 2020, based upon the deteriorating business conditions for restaurants in the San Diego County as result of the spread of COVID-19 and the decline in projected cash flows over the life of the restaurant long-lived assets, the Company performed an undiscounted cash flow test to determine if the restaurant equipment and right-of-use assets were impaired. The undiscounted cash flows were less than the carrying amount of the Company’s restaurant equipment and right-of-use assets and therefore, the carrying amount of the assets were compared to the fair value of the assets, and the Company determined that there were impairment charges to be recorded on the restaurant long-lived assets. Impairment charges for the year ended December 31, 2020 related to restaurant equipment were in an amount equal to the cost of the Company’s restaurant equipment, net of depreciation of $504,802 and the impairment related to the right-of-use assets attributed to the discontinued restaurant operations was the full carrying amount of $1,020,514. The restaurant-related impairment charges are included as a component of net loss from discontinued operations (see Note 4).

Warranty

The Company offers a warranty period for all its manufactured products. Warranty periods range from one to two years depending on the product. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company's warranty liability include the number of units sold, historical rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount, as necessary. As of December 31, 2020 and 2019, the Company’s accrued warranty liability was $90,640 and $80,412, respectively.

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

The Company accounts for uncertain tax positions in accordance with ASC No. 740-10-25. ASC No. 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC No. 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. To the extent that the final tax outcome of these matters is different than the amount recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense. ASC No. 740-10-25 also requires management to evaluate tax positions taken by the Company and recognize a liability if the Company has taken uncertain tax positions that more likely than not would not be sustained upon examination by applicable taxing authorities. Management of the Company has evaluated tax positions taken by the Company and has concluded that as of December 31, 2020 and 2019, there are no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability that would require disclosure in the financial statements.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2020

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC No. 718, Compensation – Stock Compensation (“ASC No. 718”). Under ASC No. 718, compensation expense related to stock-based payments is recorded over the requisite service period based on the grant date fair value of the awards. Compensation expense previously recorded for unvested stock options that are forfeited is reversed upon forfeiture. The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock.

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

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2020

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

Comprehensive Income (Loss)

The Company reports comprehensive loss in accordance with ASC No. 220, Comprehensive Income. This statement establishes standards for the reporting and presentation of comprehensive loss and its components in a full set of general purpose financial statements. Comprehensive loss generally represents all changes in equity during the period except those resulting from investments by, or distributions to, stockholders. The Company determined that its items of other comprehensive loss relate to changes in foreign currency translation adjustments and unrealized gains and losses in its warrants in AVLP.

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

Level 2:Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or model-derived valuations. All significant inputs used in our valuations are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities. Level 2 inputs also include quoted prices that were adjusted for security-specific restrictions which are compared to output from internally developed models such as a discounted cash flow model.

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

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2020

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial instruments (see Note 5 and Note 10) that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurement at December 31, 2020
	Total	Level 1	Level 2	Level 3
Investments in convertible promissory notes and advances of AVLP and Alzamend – related parties	$10,668,470	$—	$—	$10,668,470
Investments in common stock and derivative instruments of AVLP – a related party	5,486,140	499,588	—	4,986,552
Investment in common stock and warrants of Alzamend – a related party	653,251	—	—	653,251
Investments in marketable equity securities	2,562,983	2,562,983	—	—
Total Investments	$19,370,844	$3,062,571	$—	$16,308,273

	Fair Value Measurement at December 31, 2019
	Total	Level 1	Level 2	Level 3
Investments in convertible promissory note of AVLP – a related party	$6,540,720	$—	$—	$6,540,720
Investments in common stock and derivative instruments of AVLP – a related party	1,569,286	238,602	—	1,330,684
Investment in common stock of Alzamend – a related party	558,938	—	—	558,938
Investments in marketable equity securities	639,647	639,647	—	—
Investments in warrants of public companies	9,174	—	—	9,174
Total Investments	$9,317,765	$878,249	$—	$8,439,516

We assess the inputs used to measure fair value using the three-tier hierarchy based on the extent to which inputs used in measuring fair value are observable in the market. See Note 10 for activity related to investments in convertible promissory notes and advances of AVLP and Alzamend – related parties, investments in common stock and derivative instruments of AVLP – a related party, and investment in common stock and warrants of Alzamend – a related party. The decline in investment in warrants of public companies was due to a decrease upon remeasurement of fair value of the underlying warrants.

Debt Discounts

The Company accounts for debt discount according to ASC No. 470-20, Debt with Conversion and Other Options. Debt discounts are amortized through periodic charges to interest expense over the term of the related financial instrument using the effective interest method. During the years ended December 31, 2020 and 2019, the Company recorded amortization of debt discounts of $7,251,365 and $3,709,993, respectively.

Leases

Effective January 1, 2019, the Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases. As of January 1, 2019, we only had operating leases. Operating leases are recognized as Right-of-use (“ROU”) assets, Operating lease liability, current, and Operating lease liability, non-current on our consolidated balance sheets. Lease assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. In certain of our lease agreements, we receive rent holidays and other incentives. We recognize lease costs on a straight-line basis over the lease term without regard to deferred payment terms, such as rent holidays, that defer the commencement date of required payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the life of the lease, without assuming renewal features, if any, are exercised. We do not separate lease and non-lease components for our leases.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2020

Net Loss per Share

Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. The Company has included 6,500 warrants, which are exercisable for shares of Common Stock on a one-for-one basis, in its earnings per share calculation for the years ended December 31, 2020 and 2019. Anti-dilutive securities, which are convertible into or exercisable for Common Stock, consist of the following at December 31, 2020 and 2019:

	December 31,
	2020	2019
Stock options	850,925	2,763
Warrants (1)	3,309,060	72,518
Convertible notes	440,862	1,252,163
Conversion of preferred stock	2,232	2,232
Total	4,603,079	1,329,676

(1)         The Company has excluded 6,500 warrants issued in April 2019, which may be exercised by means of a cashless exercise into 6,500 shares of Common Stock, in its anti-dilutive securities but included the warrants in its weighted average shares outstanding.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 changes how entities will measure credit losses for most financial assets and other instruments that are not measured at fair value through net income. This update introduces the current expected credit loss (“CECL”) model, which will require an entity to measure credit losses for certain financial instruments and financial assets, including trade receivables. Under this update, on initial recognition and at each reporting period, an entity will be required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. ASU 2016-13 is effective for public companies in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has completed its evaluation process and the January 1, 2020 adoption did not have a material impact to the Company’s consolidated financial statements for the year ended December 31, 2020.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2020

Recently Issued Accounting Standards

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

4. Discontinued Operations and Deconsolidation of I.AM

On March 16, 2020, to try and mitigate the spread of COVID-19, San Diego County health officials issued orders mandating that all restaurants must end dine-in services. As a result of these temporary closures and the deteriorating business conditions at the Company’s restaurant businesses, during the first quarter of 2020, the Company concluded that discontinuing the operations of I.AM was ultimately in its best interest. In addition, during the first quarter of 2020, due to deteriorating business conditions in the cryptocurrency mining sector, the Company ceased operations at Digital Farms. The Company’s decision to cease cryptocurrency mining operations in 2020 was based several factors, which had negatively affected the number of active miners the Company operated, including the market prices of digital currencies at the time, power cost considerations available to Digital Farms, and a significant increase in the difficulty of mining blocks of cryptocurrency.

Digital Farms was established to pursue a variety of digital currencies and mined the top three cryptocurrencies for its own account. Although the Company has ceased operations at Digital Farms, since the assets and operations have not yet been abandoned, sold or distributed, these assets do not yet meet the requirement for presentation as discontinued operations. In the first quarter of 2020, management determined that the permanent closing of the restaurant operations met the criteria for presentation as discontinued operations. Accordingly, the results of the restaurant operations are presented as discontinued operations in our consolidated statements of operations and comprehensive loss and are excluded from continuing operations for all periods presented. In addition, the assets and liabilities of the restaurant operations are classified as held for sale in our consolidated balance sheets for all periods presented.

On November 2, 2020, I.AM filed a voluntary petition for bankruptcy under Chapter 7 in the United States Bankruptcy Court in the Central District of California, Santa Ana Division, case number 8:20-bk-13076. As a result of I.AM’s bankruptcy filing on November 2, 2020, Ault Global ceded authority for managing the business to the Bankruptcy Court. For this reason, the Company concluded that Ault Global had lost control of I.AM, and no longer had significant influence over I.AM. Therefore, the Company deconsolidated I.AM effective with the filing of the Chapter 11 bankruptcy in November 2020 and recorded a gain on deconsolidation of 2,358,992.

The following tables summarize the major classes of assets and liabilities included as part of discontinued operations as of December 31, 2019:

December 31, 2019
Current assets
Cash and cash equivalents	$5,170
Accounts receivable	83,885
Inventories, net	60,341
Prepaid expenses and other current assets	131,956
Total current assets classified as held for sale	281,352

Property and equipment, net	504,802
Right-of-use assets	1,098,466
Total assets classified as held for sale	$1,884,620

Current liabilities
Accounts payable and accrued expenses	$881,601
Operating lease liability, current	229,574
Other current liabilities	482,375
Total current liabilities classified as held for sale	1,593,550

Long term liabilities
Operating lease liability, non-current	951,072
Total liabilities classified as held for sale	$2,544,622

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2020

The restaurant operations are included in our results as discontinued operations through March 16, 2020, the date of closing of the restaurants. The following tables summarize the major classes of line items included in loss from discontinued operations:

	For the Year Ended
	December 31,
	2020	2019
Revenue	$543,327	$4,149,646
Cost of revenue	(160,310)	(1,149,645)
Selling and marketing	—	(221,813)
General and administrative	(555,445)	(4,146,815)
Impairment of property and equipment and right-of-use assets	(1,525,316)	—
Impairment of Impairment of intangible assets	—	(610,000)
Impairment of goodwill	—	(265,252)
Gain on deconsolidation of I.AM	2,358,992	—
Interest expense	—	(789)
Income (loss) from discontinued operations	$661,248	$(2,244,668)

5. Marketable Securities

Marketable securities in equity securities with readily determinable market prices consisted of the following as of December 31, 2020 and 2019:

	Marketable equity securities at December 31, 2020
		Gross unrealized	Gross realized
	Cost	gains (losses)	gains (losses)	Fair value
Common shares	$1,505,686	$1,083,532	$(26,235)	$2,562,983

	Marketable equity securities at December 31, 2019
		Gross unrealized	Gross realized
	Cost	gains (losses)	gains (losses)	Fair value
Common shares	$423,025	$216,622	$-	$639,647

The following table presents additional information about marketable equity securities:

Marketable
Equity Securities
Balance at January 1, 2019	$178,597
Purchases of marketable equity securities	485,000
Marketable equity securities received upon warrant exercise	381
Marketable equity securities received upon conversion of preferred stock	202,145
Sales of marketable equity securities	(580,721)
Realized gains on marketable equity securities	95,340
Unrealized gains on marketable equity securities	258,905
Balance at January 1, 2020	$639,647
Purchases of marketable equity securities	1,425,341
Sales of marketable equity securities	(373,360)
Realized gains on marketable equity securities	75,346
Unrealized gains on marketable equity securities	796,009
Balance at December 31, 2020	$2,562,983

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2020

At December 31, 2020 and 2019, the Company had invested in the marketable equity securities of certain publicly traded companies. During the year ended December 31, 2020, unrealized gains of $796,009 were included in net income as a component of change in fair value of equity securities. The Company’s investment in marketable equity securities will be revalued on each balance sheet date. The fair value of the Company’s holdings in marketable equity securities at December 31, 2020 and 2019 is a Level 1 measurement based on quoted prices in an active market.

At December 31, 2020 and 2019, the Company also held equity investments in private companies and an investment in a limited partnership. These investments do not have readily determinable fair values and have been measured at cost less impairment, if any, and adjusted for observable price changes for identical or similar investments of the issuer.

6. INVENTORIES

At December 31, 2020 and 2019, inventories consist of:

	2020	2019
Raw materials, parts and supplies	$1,188,616	$1,522,082
Work-in-progress	1,923,426	534,937
Finished products	261,809	424,492
Total inventories	$3,373,851	$2,481,511

7. PROPERTY AND EQUIPMENT, NET

At December 31, 2020 and 2019, property and equipment consist of:

	December 31,
	2020	2019
Cryptocurrency machines and related equipment	$567,216	$567,216
Computer, software and related equipment	3,056,711	2,518,187
Office furniture and equipment	489,315	441,613
Leasehold improvements	1,352,124	1,230,407
	5,465,366	4,757,423
Accumulated depreciation and amortization	(3,342,636)	(2,970,030)
Property and equipment, net	$2,122,730	$1,787,393

Under the guidance of ASC 360, Impairment or Disposal of Long-lived Assets, a long-lived asset or asset group (including intangibles) will be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. During the first quarter of 2020, based upon the deteriorating business conditions for restaurants in the San Diego County as result of the spread of COVID-19 and the decline in projected cash flows over the life of the restaurant equipment, the Company performed an undiscounted cash flow test to determine if the restaurant equipment was impaired. The undiscounted cash flows were less than the carrying amount of the Company’s restaurant equipment and therefore, the carrying amount of the assets were compared to the fair value of the restaurant equipment, and the Company determined that there were impairment charges to be recorded on the restaurant equipment. Impairment charges for the year ended December 31, 2020 were in an amount equal to the cost of the Company’s restaurant equipment, net of depreciation of $504,802, and are included as a component of net loss from discontinued operations (see Note 4).

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2020

For the years ended December 31, 2020 and 2019, depreciation expense amounted to $391,597 and $2,570,511, respectively.

8. INTANGIBLE ASSETS, NET

At December 31, 2020 and 2019 intangible assets consist of:

	December 31,	December 31,
	2020	2019
Trade name and trademark	$1,551,197	$1,039,307
Customer relationships	3,441,654	2,406,434
Domain name and other intangible assets	689,920	641,809
	5,682,771	4,087,550
Accumulated depreciation and amortization	(1,292,383)	(880,562)
Intangible assets, net	$4,390,388	$3,206,988

The Company’s trade names and trademarks were determined to have an indefinite life. The remaining definite lived intangible assets are primarily being amortized on a straight-line basis over their estimated useful lives. Amortization expense was $335,776 and $502,656, respectively, for the years ended December 31, 2020 and 2019.

The customer relationships are subject to amortization over their estimated useful lives, which range between 3 and 14 years. The following table presents estimated amortization expense for each of the succeeding five calendar years and thereafter.

2021	$369,790
2022	318,793
2023	318,793
2024	318,793
2025	318,793
Thereafter	1,194,229
$2,839,191

9. GOODWILL

The Company’s goodwill relates to the acquisition of a controlling interest in Microphase on June 2, 2017 and the acquisitions of Enertec on May 22, 2018, and Relec on November 30, 2020. The following table summarizes the changes in our goodwill for the years ended December 31, 2020 and 2019:

Goodwill
Balance as of January 1, 2019	$8,197,818
Impairment	(480,953)
Effect of exchange rate changes	384,082
Balance as of December 31, 2019	8,100,947
Acquisition of Relec	1,147,894
Effect of exchange rate changes	396,485
Balance as of December 31, 2020	$9,645,686

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2020

10. INVESTMENTS – RELATED PARTIES

Investments in AVLP and Alzamend Neuro, Inc. (“Alzamend”) at December 31, 2020 and 2019, are comprised of the following:

	December 31,	December 31,
	2020	2019
Investment in convertible promissory note of AVLP	$11,269,136	$9,595,079
Short term advance in Alzamend	750,000	—
Investment in convertible promissory note of Alzamend	50,000	—
Accrued interest in convertible promissory notes of AVLP and Alzamend	2,026,812	2,025,475
Total investment in convertible promissory note of AVLP – Gross	14,095,948	11,620,554
Less: original issue discount	(3,870)	—
Less: provision for loan losses	(3,423,608)	(5,079,834)
Total investment in convertible promissory note of AVLP and Alzamend	10,668,470	6,540,720

Investment in derivative instruments of AVLP	4,986,552	1,330,684
Investment in common stock of AVLP	499,588	238,602
Investment in common stock and warrants of Alzamend	653,251	558,938
Investment in derivative instruments and common stock of AVLP and Alzamend	6,139,391	2,128,224
Total investment in AVLP and Alzamend – Net	$16,807,861	$8,668,944

Investment in warrants and common stock of AVLP and Alzamend	$6,139,391	$2,128,224
Investment in convertible promissory notes and advances of AVLP and Alzamend	10,668,470	6,540,720
Total investment in AVLP and Alzamend – Net	$16,807,861	$8,668,944

The following table summarizes the changes in our investments in AVLP and Alzamend during the years ended December 31, 2020 and 2019:

		Investment in
	Investment in	convertible
	warrants and	promissory notes	Total
	common stock	and advances	investment
	of AVLP and	of AVLP and	in AVLP and
	Alzamend	Alzamend	Alzamend – Net
Balance at January 1, 2019	$3,043,499	$5,611,621	$8,655,120
Investment in convertible promissory notes of AVLP	—	1,600,164	1,600,164
Investment in common stock of AVLP and Alzamend	261,132	—	261,132
Fair value of derivative instruments issued by AVLP	1,050,918	—	1,050,918
Unrealized loss in derivative instruments of AVLP	(1,950,875)	—	(1,950,875)
Unrealized loss in common stock of AVLP and Alzamend	(276,450)	—	(276,450)
Provision for loan losses	—	(4,000,000)	(4,000,000)
Accretion of discount	—	2,307,777 2,307,777	2,307,777
Accrued Interest	—	1,021,158	1,021,158
Balance at December 31, 2019	$2,128,224	$6,540,720	$8,668,944
Investment in convertible promissory notes of AVLP	—	1,330,283	1,330,283
Investment in convertible promissory note of Alzamend	—	38,128	38,128
Investment in common stock of AVLP and Alzamend	45,484	—	45,484
Investment in warrants of Alzamend	11,872	—	11,872
Short term advance in Alzamend	—	750,000	750,000
Fair value of derivative instruments issued by AVLP	343,774	—	343,774
Unrealized gain in derivative instruments of AVLP	3,312,094	—	3,312,094
Unrealized gain in common stock of AVLP and Alzamend	297,943	—	297,943
Accretion of discount	—	8,002	8,002
Provision for loan losses	—	2,000,000	2,000,000
Accrued Interest	—	1,337	1,337
Balance at December 31, 2020	$6,139,391	$10,668,470	$16,807,861

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2020

Investments in AVLP

The Company’s investments in AVLP, a related party controlled by Philou Ventures, LLC (“Philou”), an affiliate of the Company, consist of convertible promissory notes, derivative instruments and shares of AVLP common stock. As of December 31, 2020, the Company has provided loans to AVLP in the principal amount $11,269,136 and, in addition to the 12% convertible promissory notes, AVLP has issued to the Company warrants to purchase 22,537,871 shares of AVLP common stock at an exercise price of $0.50 per share for a period of five years. The warrants were determined by the issuer to be derivative financial instruments. At December 31, 2020, the Company recorded a cumulative unrealized loss on its investment in warrants of AVLP of $1,052,162 compared to a cumulative unrealized loss of $4,364,256 at December 31, 2019 representing the difference between the cost basis and the estimated fair value of the warrants in the Company’s accumulated other comprehensive income in the stockholder's equity section of the Company’s consolidated balance sheet. During the year ended December 31, 2020, the Company recognized, in other comprehensive loss, net unrealized gain on derivative securities of related party of $3,312,094 compared to a net unrealized loss on derivative securities of related party of $1,950,875 during the year ended December 31, 2019. The Company’s investment in AVLP will be revalued on each balance sheet date. The fair value of the Company’s holdings in the AVLP warrants was estimated using the Black-Scholes option-pricing method. The risk-free rate, which ranged between 0.13% and 2.98%, was derived from the U.S. Treasury yield curve, matching the term of our investment, in effect at the measurement date. The volatility factor which ranged between 68.7% and 104.6% was determined based on historical stock prices for similar technology companies with market capitalizations under $100 million. The warrant valuation is a Level 3 measurement.

In accordance with ASC No. 310, Receivables (“ASC 310”), the Company had accounted for its convertible promissory notes in AVLP at amortized cost, which represents the amount at which the convertible promissory notes were acquired, adjusted for accrued interest and accretion of original issue discount and discount attributed to the fair value of the warrants that the Company received in conjunction with its investment. Interest was accreted using the effective interest method. The Company recorded interest on an accrual basis and recognized it as earned in accordance with the contractual terms of the convertible promissory notes, to the extent that such amounts are expected to be collected. During the year ended December 31, 2019, the Company recorded $2,307,777 of interest income for the discount accretion and $1,021,158 of interest income from the contractual 12% rate provided for by the convertible promissory notes. During the years ended December 31, 2020, no interest income was recognized from the Company’s investment in AVLP.

The Company evaluated the collectability of both interest and principal for the convertible promissory notes in AVLP to determine whether there was an impairment. Based on current information and events, primarily the value of the underlying conversion feature and current economic events, the Company concluded that an impairment existed at December 31, 2019. At December 31, 2020, the Company determined that the fair value of the convertible promissory notes in AVLP was approximately $9,872,340. The Company’s determination of fair value was based upon the estimated present value of a future liquidity event combined with the closing price of AVLP’s common stock at December 31, 2020. Impairment assessments require significant judgments and are based on significant assumptions related to the borrower’s credit risk, financial performance, expected sales, and estimated fair value of the collateral.

During the years ended December 31, 2020 and 2019, the Company acquired 5,000 shares of AVLP common stock for $1,274 and 91,000 shares of AVLP common stock for $53,032, respectively, in each case in the open market. At December 31, 2020, the closing market price of AVLP’s common stock was $0.50, an increase from $0.24 at December 31, 2019. The Company has determined that its investment in AVLP marketable equity securities should be accounted for in accordance with ASC No. 820, Fair Value Measurements and Disclosures. Based upon the closing market price of AVLP common stock at December 31, 2020, the Company’s investment in AVLP common stock had an unrealized loss of $248,248.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DECEMBER 31, 2020

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

Investments in Alzamend

The Company’s investments in Alzamend, a related party, consist of a convertible promissory note, short-term advance, warrants and shares of Alzamend common stock. At December 31, 2020, the Company has provided Alzamend a short-term advance of $750,000 and invested $50,000 in an 8% convertible promissory note. In conjunction with the issuance of the 8% convertible promissory note, Alzamend issued to the Company warrants to purchase 16,667 shares of Alzamend common stock at an exercise price of $3.00 per share for a period of five years. The Company computed the fair value of the warrants using the Black-Scholes option pricing model and, as a result of this calculation, recorded discount in the amount of $11,872 based on the estimated fair value of the warrants. At December 31, 2020, the Company recorded a cumulative unrealized loss on its investment in warrants of Alzamend of $453, representing the difference between the cost basis and the estimated fair value of the warrants in the Company’s net loss from continuing operations on the Company’s consolidated statements of operations and comprehensive loss. The Company’s investment in Alzamend will be revalued on each balance sheet date. The fair value of the Company’s holdings in the Alzamend warrants was estimated using the Black-Scholes option-pricing method. The risk-free rate of 0.28% was derived from the U.S. Treasury yield curve, matching the term of our investment, in effect at the measurement date. The volatility factor of 103.7% was determined based on historical stock prices for similar companies with market capitalizations under $100 million. The warrant valuation is a Level 3 measurement.

In accordance with ASC No. 310, Receivables (“ASC 310”), the Company had accounted for its convertible promissory notes in Alzamend at amortized cost, which represents the amount at which the convertible promissory notes were acquired, adjusted for accrued interest and accretion of the discount attributed to the fair value of the warrants that the Company received in conjunction with its investment. Interest was accreted using the effective interest method. The Company recorded interest on an accrual basis and recognized it as earned in accordance with the contractual terms of the convertible promissory notes, to the extent that such amounts are expected to be collected. During the year ended December 31, 2020, the Company recorded $8,002 of interest income for the discount accretion and $1,337 of interest income from the contractual 8% rate provided for by the convertible promissory notes.

The Company evaluated the collectability of both interest and principal for the convertible promissory notes in Alzamend to determine whether there was an impairment. Based on current information and events, primarily the value of the underlying conversion feature and current economic events, the Company concluded that no impairment existed at December 31, 2020.

During the years ended December 31, 2020 and 2019, the Company also acquired 55,263 shares of Alzamend common stock for $44,210 and 372,625 shares of Alzamend common stock for $208,100, respectively. At December 31, 2020, the estimated fair value of Alzamend’s common stock was $1.50. The Company has determined that its investment in Alzamend marketable equity securities should be accounted for in accordance with ASC No. 820, Fair Value Measurements and Disclosures and based upon the estimated fair value of Alzamend common stock at December 31, 2020, the Company’s investment in Alzamend common stock had an unrealized gain of $389,522.

11. INVESTMENTS IN LIMITED PARTNERSHIP

On June 8, 2018, the Company entered into a limited partnership agreement, in which it agreed to become a limited partner in the partnership (the “NY Partnership”). The NY Partnership is a limited partner in the partnership that is responsible for the construction and related activities of a hotel in New York City. In connection with this transaction, the Company has agreed to finance a portion of the capital required by the NY Partnership. As of December 31, 2020, the Company had invested an aggregate of $1,869,000 in the NY Partnership. The Company has no further required funding obligations related to the hotel.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DECEMBER 31, 2020

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

During December 2017, the Company issued 750 shares of its common stock to WT Johnson & Sons upon the conversion of Note A and WT Johnson subsequently sold the 750 shares. The proceeds from the sale of shares of common stock received upon the conversion of Note A were sufficient to satisfy the entire $2,267,766 obligation as well as an additional $400,500 of value added tax due to WT Johnson. Concurrent with entering into the exchange agreement, the Company received a promissory note in the amount of $2,668,266 from MTIX and cancelled Note B. At December 31, 2020 and 2019, the Company has valued the note receivable at $600,000, the carrying amount of Note A. The Company will recognize the remainder of the amount due from MTIX upon payment of the promissory note by MTIX.

Israeli Property

During the year ended December 31, 2017, our former President, Amos Kohn, purchased certain real property that serves as a facility for the Company’s business operations in Israel. The Company made $300,000 of payments to the seller of the property and received a 28% undivided interest in the real property (the “Property”). The Company’s subsidiary, Coolisys Technologies, Inc., entered into a Trust Agreement and Tenancy in Common Agreement with Roni Kohn, who owns a 72% interest in the Property, the daughter of Mr. Kohn and an Israeli citizen. The Property was purchased to serve as a residence/office facility for the Company in order to oversee its Israeli operations and to expand its business in the high-tech industry located in Israel. Pursuant to the Trust Agreement, Ms. Kohn will hold and manage Coolisys’ undivided 28% interest in the Property. The trust will be in effect until it is terminated by mutual agreement of the parties. During the term of the trust, Ms. Kohn will not sell, lease, sublease, transfer, grant, encumber, change or effect any other disposition with respect to the Property or Coolisys’ interest without the Company’s approval.

Under the Tenancy in Common Agreement, Coolisys and its executive officers shall have the exclusive rights to use the Property for the Company and its affiliates’ business operations. The Property shall be managed by Ms. Kohn. Further, pursuant to the Tenancy in Common Agreement, for each completed calendar month of employment of Mr. Kohn by the Company, Ms. Kohn shall have the right to purchase a portion of the Company’s interest in the Property. Such right shall fully vest at the end of five years of continuous employment and the Trustee shall have the right to purchase the Company’s 28% interest in the Property for a nominal price. The Company will amortize its $300,000 investment over the ten-year right of use period, subject to a cliff vesting after five years. During the years ended December 31, 2020 and 2019, the Company recognized $30,000 in amortization expense. At December 31, 2020 and 2019, the unamortized balance of the Israeli Property was $202,500 and $232,500, respectively. If Mr. Kohn is not employed by the Company, the Company shall have the right to demand that Ms. Kohn purchase the Company’s remaining interest in the Property that was not subject to vesting for the fair market value of such unvested Property interest.

13. ACQUISITIONS

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

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DECEMBER 31, 2020

Acquisition during 2020

Relec Electronics Ltd

On November 9, 2020, GWW entered into a Stock Purchase Agreement (the “Agreement”) with Tabard Holdings Inc., a Delaware corporation and wholly owned subsidiary of GWW (“Tabard”), the legal and beneficial owners (the “Sellers”) of 100% of the issued shares in the capital of Relec Electronics Ltd., a corporation organized under the laws of England and Wales (“Relec”), and Peter Lappin, in his capacity as the representative of the Sellers (the “Sellers’ Representative”). Relec was established in 1978 and provides specialist power conversion and display products. The acquisition of Relec expands GWW’s product offering and geographic reach. On November 30, 2020, the acquisition of Relec closed for an aggregate cash purchase price of $3,765,084, net of cash acquired, of which $3,627,534 had been paid at December 31, 2020. Pursuant to the Agreement, Tabard may be required to pay the Sellers a maximum of £500,000, or approximately $667,000, during 2021, 2022 and 2023. These earn-out payments are based on a combination of Relec’s gross margin and its minimum earnings before income taxes, depreciation and amortization.

Upon initial measurement, components of the purchase price are as follows:

Relec
Accounts receivable	$632,910
Prepaid and other current assets	53,127
Inventories, net	993,968
Property and equipment	94,167
Customer relationships	900,000
Trade name	500,000
Accounts payable and accrued expenses	(556,982)
Net assets acquired	2,617,190
Goodwill	1,147,894
Purchase price	$3,765,084

14. STOCK-BASED COMPENSATION

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

Options granted under the Plans have an exercise price equal to or greater than the fair value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant. Typically, options granted generally become fully vested after four years. Any options that are forfeited or cancelled before expiration become available for future grants. The options expire between 5 and 10 years from the date of grant. Restricted stock awards granted under the Plans are subject to a vesting period determined at the date of grant. As of December 31, 2020, an aggregate of 6,693 of the Company's options are still available for future grant.

During the years ended December 31, 2020 and 2019, the Company did not grant any options under the Plans. Generally, options granted under the Plans become fully vested after four years. During the years ended December 31, 2020 and 2019, the Company issued 102,500 and 69,375, respectively, shares of common stock to its consultants and service providers. The grant date fair value of these shares amounted to $182,575 and $338,619 respectively, which was determined from the closing price of the Company’s common stock on the date of issuance.

The options outstanding as of December 31, 2020, have been classified by exercise price, as follows:

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DECEMBER 31, 2020

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$480 - $560	894	4.95	$537.34	592	$534.25
$1,208 - $1,352	31	2.63	$1,339.20	31	$1,339.20
$480 - $1,352	925	4.87	$564.43	623	$574.60

Issuances outside of Plans
$1.79	850,000	9.72	$1.79	0	$0.00

Total Options
$480 - 1,856	850,925	9.71	$2.40	623	$574.60

On December 31, 2020 and 2019, the aggregate intrinsic value of stock options outstanding was $2,176,000 and nil, respectively. On December 31, 2020 and 2019, there was no aggregate intrinsic value of stock options that were exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the fair value of the Company’s common stock as of the period-end date.

The total stock-based compensation expense related to stock options and stock awards issued pursuant to the Plans to the Company’s employees, consultants and directors, included in reported net loss for the years ended December 31, 2020 and 2019, is comprised as follows:

	Year Ended December 31,
	2020	2019
Stock-based compensation from Plans	$260,033	$715,877
Stock-based compensation from issuances outside of Plans	32,250	868,114
Total Stock-based compensation	$292,283	$1,583,991

A summary of option activity under the Company's stock option plans as of December 31, 2020 and 2019, and changes during the years ended are as follows:

		Outstanding Options
				Weighted
			Weighted	Average
	Shares		Average	Remaining	Aggregate
	Available	Number	Exercise	Contractual	Intrinsic
	for Grant	of Shares	Price	Life (years)	Value
January 1, 2019	12,695	4,328	$576.40	7.52	$0
Amendment to 2018 SIP	162,500	—
Restricted stock awards	(75,000)	—
Forfeited [1]	2910	(2,940)	$853.47
January 1, 2020	103,105	1,388	$636.47	6.33	$0
Restricted stock awards	(96,875)	—
Forfeited	463	(463)	$780.54
December 31, 2020	6,693	925	$564.43	4.87	$0

1 Includes options that were issued pursuant to the Company’s 2002 Plan and are not available for future issuance.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DECEMBER 31, 2020

As of December 31, 2020, there was $122,613 of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted average period of 1.61 years.

On December 31, 2020, Enertec issued Zvika Avni, the Chief Executive Officer of Enertec, a warrant to purchase 27,889 shares of Enertec common stock, at an exercise price per share of $0.01. On the date of issuance 251,000 shares of Enertec common stock were issued and outstanding. The warrant is immediately exercisable with a ten-year life. The stock-based compensation expense related to the warrant included in reported net loss for the year ended December 31, 2020 was $813,405, based on the estimated fair value of the warrant on the date of issuance. The estimated fair value of the warrant was based on observable market prices of the Company’s stock and extrapolated to Enertec based upon its relative fair value within the Company as determined by equal weighting of revenues, operating income, and net tangible assets between the Company’s subsidiaries.

15. WARRANTS

During the years ended December 31, 2020 and 2019, the Company issued a total of 7,542,987 warrants at an average exercise price of $2.64 per share.

Warrant issuances during 2019

During the year ended December 31, 2019, the Company issued a total of 759,443 warrants at an average exercise price of $10.28 per share.

(i)	On April 2, 2019, the Company issued warrants to purchase an aggregate of 388,888 shares of Common Stock at an initial exercise price of $18.00 per share and (the “Common Warrants”) and (b) pre-funded warrants to purchase up to 317,500 shares of Common Stock at an initial exercise price of $0.40 per share (the “Pre-Funded Warrants”) in connection with an underwriting agreement with A.G.P./Alliance Global Partners (the “Underwriter”). In addition, the Company has also issued the Underwriter a warrant to purchase a maximum of 15,555 additional shares of Common Stock at an initial exercise price of $19.80 per share (see Note 24).

(ii)	On May 20, 2019, the Company issued warrants to purchase an aggregate of 12,500 shares of Common Stock at an exercise price equal to $12.00 per share of Common Stock in connection with the issuance of a 4% Convertible Promissory Note in the aggregate principal amount of $660,000 (see Note 21).

(iii)	On July 3, 2019, the Company issued warrants to purchase an aggregate of 25,000 shares of Common Stock at an exercise price equal to $8.80 per share of Common Stock in connection with the issuance of a 12% Convertible Promissory Note in the aggregate principal amount of $1,492,000.

Warrant issuances during 2020

During the year ended December 31, 2020, the Company issued a total of 6,783,544 warrants at an average exercise price of $1.79 per share.

(i)	On February 20, 2020, pursuant to the Master Exchange Agreement, the Company issued warrants to purchase an aggregate of 1,700,361 shares of Common Stock at an average exercise price equal to $1.43 per share of Common Stock (see Note 19).

(ii)	During the year ended December 30, 2020, the Company issued warrants to purchase an aggregate of 1,536,655 shares of Common Stock at an average exercise price equal to $1.43 per share of Common Stock in connection with the issuance of the Esousa 12% short-term promissory notes in the aggregate principal amount of $2,000,000 (see Note 19).

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DECEMBER 31, 2020

(iii)	On April 13, 2020, the Company issued warrants to purchase up to 157,143 shares of Common Stock at an exercise price equal to $1.17 per share of Common Stock in connection with the issuance of a 10% Convertible Promissory Note in the principal amount of $100,000 (see Note 21).

(iv)	On May 28, 2020, the Company issued warrants to purchase an aggregate of 400,000 shares of Common Stock at an exercise price equal to $1.07 per share of Common Stock in connection with the issuance of a promissory note in the principal amount of $200,000 (see Note 19).

(v)	On June 26, 2020, the Company issued warrants to purchase an aggregate of 361,991 shares of Common Stock at an exercise price equal to $2.43 per share of Common Stock in connection with the issuance of promissory notes in the aggregate principal face amount of $800,000 (see Note 19).

Warrant issuances during 2020 requiring shareholder approval

Rule 713 of the NYSE American, the national securities exchange on which the Common Stock is listed, requires stockholder approval of a transaction, other than a public offering, involving the sale, issuance or potential issuance by an issuer of Common Stock (or securities convertible into or exercisable for Common Stock) at a price less than the greater of book or market value which together with sales by officers, directors or principal stockholders of the issuer equals 20% or more of presently outstanding Common Stock, or equal to 20% or more of presently outstanding stock for less than the greater of book or market value of the stock, or when the issuance or potential issuance of additional shares will result in a change of control of the issuer. Accordingly, absent shareholder approval, the holders of warrants issued between October 22, 2020 and November 19, 2020 to purchase an aggregate of 2,627,394 shares of Common Stock are prohibited from exercising the warrants and receiving shares of Common Stock unless stockholder approval is obtained for the warrants. The Company anticipates seeking stockholder approval for the exercise of all the warrants during the quarter ended June 30, 2021.

(vi)	On October 22, 2020, the Company issued warrants to purchase an aggregate of 729,927 shares of common stock at an exercise price equal to $3.01 per share of common stock in connection with the issuance of a promissory note in the aggregate principal face amount of $2,000,000 (see Note 19).

(vii)	On October 27, 2020, the Company issued warrants to purchase an aggregate of 425,000 shares of common stock at an exercise price equal to $2.20 per share of common stock in connection with the issuance of promissory notes in the aggregate principal face amount of $850,000 (see Note 19).

(viii)	On October 27, 2020, the Company issued warrants to purchase an aggregate of 148,936 shares of common stock at an exercise price equal to $2.59 per share of common stock in connection with the issuance of promissory notes in the aggregate principal face amount of $350,000 (see Note 19).

(ix)	On November 19, 2020, the Company issued warrants to purchase an aggregate of 1,323,531 shares of common stock at an exercise price equal to $1.87 per share of common stock in connection with the issuance of promissory notes in the aggregate principal face amount of $2,250,000 (see Note 19).

The following table summarizes information about common stock warrants outstanding at December 31, 2020:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$—	6,500	3.25	$—	6,500	$—
$0.88 - $1.91	3,237,016	4.30	$1.43	3,237,016	$0.88 - $1.91
$8.00 - $19.80	53,452	3.37	$12.74	53,452	$8.00 - $19.80
$440 - $920	16,225	2.19	$733.40	16,225	$440 - $920
$1,040 - $2,000	2,367	2.18	$1,404.85	2,367	$1,040 - $2,000
$0.88 - $2,000	3,315,560	4.27	$6.19	3,315,560	$6.19

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DECEMBER 31, 2020

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

The Company utilized the Black-Scholes option pricing model and the assumptions used during the years ended December 31, 2020 and 2019:

	Year Ended
	December 31, 2020	December 31, 2019
Weighted average risk free interest rate	0.12% — 1.38%	1.75% — 2.28%
Weighted average life (in years)	1.42 — 5	5.0
Volatility	86.3% — 104.6	85.5% —87.5%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of warrants granted	$1.21	$10.34

16. OTHER CURRENT LIABILITIES

Other current liabilities at December 31, 2020 and 2019 consist of:

	December 31,
	2020	2019
Accrued payroll and payroll taxes	$1,411,728	$1,237,054
Warranty liability	90,640	80,412
Other accrued expenses	287,457	218,380
	$1,789,825	$1,535,846

17. LEASES

We have operating leases for office space and restaurant locations. Our leases have remaining lease terms of 2 months to 11 years, some of which may include options to extend the leases perpetually, and some of which may include options to terminate the leases within 1 year.

The following table provides a summary of leases by balance sheet category as of December 31, 2020:

December 31, 2020
Operating right-of-use assets	$4,317,778
Operating lease liability - current	524,326
Operating lease liability - non-current	3,854,573

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DECEMBER 31, 2020

The components of lease expenses for the year ended December 31, 2020, were as follows:

Year Ended
December 31, 2020
Operating lease cost	$951,196
Short-term lease cost	-
Variable lease cost	106,927

The following tables provides a summary of other information related to leases for the year ended December 31, 2020:

December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,024,478
Right-of-use assets obtained in exchange for new operating lease liabilities	$-
Weighted-average remaining lease term - operating leases	7.3 years
Weighted-average discount rate - operating leases	10%

Maturity of lease liabilities under our non-cancellable operating leases as of December 31, 2020, are as follows:

Payments due by period
2021	$938,240
2022	929,925
2023	952,526
2024	914,693
2025	697,692
Thereafter	1,793,975
Total lease payments	6,227,051
Less interest	(1,848,152)
Present value of lease liabilities	$4,378,899

18. ADVANCES ON FUTURE RECEIPTS

Advances on future receipts as of December 31, 2020 and 2019 were nil and $2,210,392. Future receipts include cash, check, ACH, credit card, debit card, bank card, charge card or other form of monetary payment. The Agreements on Future Receipts had been personally guaranteed by the Company’s Executive Chairman and in one instance had also been guaranteed by Philou. During the years ended December 31, 2020 and 2019, non-cash interest expense of $86,506 and $495,361, respectively, was recorded from the amortization of debt discounts that were recognized at inception of the agreements based primarily upon the difference between the amount of future receipts sold and the actual proceeds received.

19. NOTES PAYABLE

Notes Payable at December 31, 2020 and 2019, are comprised of the following.

	December 31,
	2020	2019
Esousa purchased notes	$-	$2,828,323
Esousa additional purchased notes	200,000	632,000
Other short-term notes payable	1,088,899	1,050,339
Notes payable to Wells Fargo	182,615	290,560
Note payable to Dept. of Economic and Community Development	196,597	229,096
Paycheck Protection Program Loans	1,162,302	—
SBA Economic Injury Disaster Loan	150,000	—
Enertec Short term bank credit	1,404,096	1,622,337
Total notes payable	4,384,509	6,652,655
Less:
Unamortized debt discounts	—	(29,348)
Unamortized financing cost	—	(3,668)
Total notes payable, net of financing cost	4,384,509	6,619,639
Less: current portion	(4,048,009)	(6,137,015)
Notes payable – long-term portion	$336,500	$482,624

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DECEMBER 31, 2020

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

The following debt securities were acquired by Esousa pursuant to the Master Exchange Agreement:

Dominion short-term promissory note

On June 18, 2019, the Company entered into a securities purchase agreement with Dominion Capital, LLC, a Connecticut limited liability company (“Dominion”), to sell a 10% senior secured promissory note with a principal face amount of $2,900,000 and issue 12,500 shares of the Company’s common stock (see Note 24). In addition, Ault & Company had guaranteed the prompt and complete payment and performance of the obligations of the Company pursuant to this senior secured promissory note. Pursuant to the terms of the note, the Company was required to make six monthly amortization payments beginning on July 18, 2019. The Company did not make these payments. On February 10, 2020, the Dominion short-term promissory note was acquired pursuant to the terms of a Master Exchange Agreement.

8% short-term promissory note

On August 16, 2018, as amended on November 29, 2018, the Company entered into a securities purchase agreement with an institutional investor providing for the issuance of an 8% promissory note in the principal amount of $318,150, due February 15, 2019. On February 10, 2020, the 8% short-term promissory note in the principal amount of $318,150 was acquired pursuant to the terms of the Master Exchange Agreement.

May 2020 promissory notes

On May 28, 2020, the Company entered into a securities purchase and exchange agreement with an institutional investor. Pursuant to the agreement, the Company exchanged a 12% short-term promissory note in the principal amount of $235,796 plus accrued interest of $118,985 for a new note due and payable on June 30, 2020. In addition, pursuant to the agreement, the Company issued to the investor a note due and payable on November 28, 2020, for a purchase price of $160,000, with an aggregate principal face amount of $200,000 and an original issue discount (“OID”) of twenty percent (20%). The Company also issued to the investor a five-year warrant to purchase an aggregate of 400,000 shares of Common Stock at an exercise price of $1.07. On July 30, 2020, the May 2020 promissory notes in the principal amount of $554,781 plus accrued interest of $44,734 were acquired pursuant to the terms of the Master Exchange Agreement.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DECEMBER 31, 2020

12% promissory note

On February 5, 2020, the Company issued a 12% promissory note in the principal face amount of $585,919. The 12% promissory note was issued pursuant an exchange agreement (the “February 2020 Exchange Agreement”) with an institutional investor (see Note 21) and was due upon issuance. On August 7, 2020, the 12% promissory note in the principal amount of $585,919 plus accrued interest of $162,863 was acquired pursuant to the terms of the Master Exchange Agreement.

12% July 2019 convertible promissory note

On March 23, 2018, the Company entered into a securities purchase agreement pursuant to which it issued a 12% promissory note including a 10% OID. The promissory note was in the principal amount of $1,000,000, was sold for $900,000, accrued simple interest at 12% and was due on June 22, 2018. On July 3, 2019, the Company entered into an exchange agreement with the institutional investor pursuant to which, in exchange for the term promissory note issued by the Company to the investor on March 23, 2018, we sold a convertible promissory note in the principal face amount of $1,292,000 plus a default premium of $200,000, and (ii) a five-year warrant to purchase of 25,000 shares of our common stock at an exercise price of $8.80 per share.

This convertible promissory note was in the aggregate principal amount of $1,492,000 and accrued interest at 12% per annum. The principal and all accrued and unpaid interest was due on January 22, 2020. Subject to certain beneficial ownership limitations, the investor had the right to convert the principal amount of this note and accrued interest earned thereon at any time into shares of Common Stock at $8.80 per share. During the year ended December 31, 2019, the Company issued 99,753 shares of Common Stock in payment of principal and interest in the amount of $860,000 and $17,837, respectively. On September 2, 2020, the remaining amount due under the 12% July 2019 convertible promissory note in the principal amount of $632,000, plus accrued interest of $258,788 was acquired pursuant to the terms of the Master Exchange Agreement.

The Company computed the fair value of the warrants using the Black-Scholes option pricing model and, as a result of this calculation, recorded debt discount in the amount of $142,070 based on the estimated fair value of the warrants. At the time of issuance of the note, the closing price of Common Stock was in excess of the effective conversion price, resulting in a BCF of $209,888, based on the difference between the effective conversion price and the fair value of the Company’s common stock at the commitment date of the transaction

In aggregate, the Company recorded debt discount in the amount of $351,958 based on the fair values of the warrants and BCF. During the year ended December 31, 2019, non-cash interest expense of $351,958 was recorded from the amortization of debt discounts. The fair value of the warrants was estimated using the Black-Scholes option-pricing method. The risk-free rate of 1.75% was derived from the U.S. Treasury yield curve, matching the term of the warrant, in effect at the measurement date. The volatility factor of 85.47% was determined based on historical stock prices of similar technology companies.

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

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DECEMBER 31, 2020

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

Pursuant to the Master Exchange Agreement, the Company issued warrants to purchase an aggregate of 1,832,597 shares of common stock at an average exercise price equal to $1.43 per share of common stock. The warrants became exercisable in July 2020. In connection therewith, the Company agreed to file a registration statement to register the sale of the shares of common stock underlying the exercise of the warrants by the Creditor pursuant to the Master Exchange Agreement. Since the Creditor did not purchase all of the additional notes, the Company has the option to acquire a portion of the warrants from the Creditor for an aggregate price of $1.00. Consequently, at December 31, 2020, the option represented the right to acquire 132,236 of the warrants from the Creditor. Therefore, only 1,700,360 options are deemed outstanding at December 31, 2020.

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

During the year ended December 31, 2020, the Company issued to the investor an aggregate of 8,332,904 shares of the Company’s common stock upon the exchange of principal and interest in the amount of $4,401,023 and $2,142,504, respectively. A loss on extinguishment of $15,488,644 was recognized on the issuances of common stock based on the fair value of the Company’s common stock at the date of the exchanges. During January 2021, the remaining outstanding principal and accrued interest of $200,000 and $15,948, respectively, of debt securities acquired by Esousa was satisfied through the issuance of 183,214 shares of Common Stock. The Company recognized a loss on extinguishment of $551,718 as a result of this issuance (see Note 28).

Esousa short-term promissory notes

During the year ended December 31, 2020, the Company issued to Esousa 12% short-term promissory notes in the aggregate principal amount of $2,000,000 and five-year warrants to purchase an aggregate of 1,536,655 shares of Common Stock at an average exercise price equal to $1.43 per share of Common Stock. The Esousa 12% short-term promissory notes had a term of three months and were repaid at December 31, 2020.

The Company computed the fair value of the warrants using the Black-Scholes option pricing model and, as a result of this calculation, recorded debt discount in the amount of $836,725 based on the estimated fair value of the warrants. During the year ended December 31, 2020, the entire amount of debt discount was amortized as non-cash interest expense. The fair value of the warrants was estimated using the Black-Scholes option-pricing method. The risk-free rates ranged from 0.34% and 1.11% and were derived from the U.S. Treasury yield curve, matching the term of the warrants, in effect at the measurement dates. The volatility factor was between 86.31% and 100.82% and was determined based on historical stock prices of similar technology companies.

Between August 2020 and October 2020, the Company also received $3,200,000 in loans from Esousa pursuant to which the Company agreed to issue unsecured short-term promissory notes with interest rates of 13% and 14% and warrants with terms of approximately one and a half years to purchase an aggregate of 1,303,863 shares of Common Stock at an average exercise price of $2.70 per share of Common Stock. The notes had a term of three months from the date the Company received the proceeds and were repaid at December 31, 2020. The Company is prohibited from issuing the Common Stock issuable upon exercise of the warrants until stockholder approval of such issuance of securities is obtained as required by applicable NYSE American listing rules and subsequently, authorization from the NYSE American (the “Required Approvals”). The Company shall seek stockholder approval at its annual meeting of stockholders expected to be held during the quarter ended June 30, 2021. If the Required Approvals are received, the warrants shall be immediately exercisable, including, at the option of Esousa, by means of a cashless exercise. These warrants to purchase common stock do not qualify to be treated as equity, and accordingly, were recorded as a liability. The Company is required to present these instruments at fair value at each reporting date and any changes in fair values shall be recorded as an adjustment to earnings.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DECEMBER 31, 2020

The Company computed the fair value of the warrants using the Black-Scholes option pricing model and, as a result of this calculation, recorded debt discount in the amount of $3,062,644 based on the estimated fair value of the warrants. During the year ended December 31, 2020, the entire amount of debt discount was amortized as non-cash interest expense. The fair value of the warrants was estimated using the Black-Scholes option-pricing method. The risk-free rates ranged from 0.12% and 0.17% and were derived from the U.S. Treasury yield curve, matching the term of the warrants, in effect at the measurement dates. The volatility factor of 104.56% was determined based on historical stock prices of similar technology companies.

Other short-term notes payable

(i)	On August 23, 2018, DP Lending issued an unsecured promissory note in the principal amount of $85,000 to an accredited investor. During the year ended December 31, 2019, the Company made principal payments of $46,500 resulting in a remaining outstanding balance of $38,500. This note was not repaid on the specified maturity date and is currently in default.

(ii)	On October 9, 2018, DP Lending issued a promissory note in the principal amount of $60,000 to an accredited investor. During the year ended December 31, 2019, the Company made principal payments of $33,301 resulting in an outstanding balance of $26,699 which was repaid during the year ended December 31, 2020.

(iii)	On July 11, 2019, the Company entered into a non-binding term sheet with Ding Gu to sell, for a purchase price of $400,000, a 12% original issue discount promissory note with an aggregate principal face amount of $440,000. Definitive documents have not been executed and a dispute has arisen over the transaction. On January 17, 2020, Mr. Gu. filed a complaint in the Supreme Court of the State of New York (see note 23) regarding the terms of this non-binding term sheet and those of a 4% convertible promissory note, in the amount of $660,000 (see note 21), seeking, among other things, monetary damages in excess of $1,100,000.

(iv)	Between September 2019 and December 2019, DP Lending entered into a series of 12% three year term promissory notes in the aggregate amount of $155,000. These notes remain outstanding at December 31, 2020.

(v)	During November 2019, the Company entered into a short term promissory note in the aggregate principal amount of $360,000. The promissory note contained an original issue discount of $60,000 resulting in net proceeds of $300,000. The interest rate on the promissory note was 12% per annum and was payable on the maturity date, February 14, 2020.

(vi)	Pursuant to the terms of the purchase agreement with Power-Plus, the Company entered into a two-year promissory note in the amount of $255,000 payable to the former owner as part of the purchase consideration. On October 18, 2017, for cancellation of debt, the Company entered into a subscription agreement with the former owner under which the Company sold 173 shares of common stock at $537.57 per share for an aggregate purchase price of $93,000. At December 31, 2020 and 2019, the outstanding balance on this note was $13,250.

(vii)	Microphase utilizes a $20,000 overdraft credit line at People’s United Bank with an annual interest rate of 15%. At December 31, 2020 and 2019, the balance of that overdraft credit line was $17,101 and $16,890, respectively.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DECEMBER 31, 2020

Notes payable to Wells Fargo

At December 31, 2020 and 2019, Microphase had guaranteed the repayment of certain equity lines of credit in the aggregate amount of $182,615 and $290,560, respectively, with Wells Fargo Bank, NA (“Wells Fargo”) (collectively, the “Wells Fargo Notes”). These loans originated prior to the Company’s acquisition of Microphase and Microphase was the recipient of the actual proceeds from the loans. As of December 31, 2020, the first line of credit, which is secured by residential real estate owned by a former officer, had an outstanding balance of $182,615, with an annual interest rate of 4.00%. The second Wells Fargo equity line originated in 2014 when Microphase had received working capital loans from the former CEO from funds that were drawn against the second Wells Fargo equity line. During the year ended December 31, 2020, the second Wells Fargo equity line was repaid by the estate of Microphase’s former CEO.

Note payable to Dept. of Economic and Community Development

In August 2016, Microphase received a $300,000 loan, of which $103,403 has been repaid, pursuant to the State of Connecticut Small Business Express Job Creation Incentive Program which is administered through the Department of Economic and Community Development (“DECD”) (the “DECD Note”). The DECD Note accrues interest at a rate of 3% per annum and is due in August 2026. Payment of principal and interest commenced in September 2017, payable in equal monthly installments over the remaining term.

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

June ‘20 short-term promissory notes

On June 26, 2020, the Company issued to several institutional investors unsecured 12% short-term promissory notes in the aggregate principal amount of $800,000 and seventeen month warrants to purchase an aggregate of 361,991 shares of Common Stock at an exercise price of $2.43 per share of Common Stock. These notes had a term of three months and were repaid during the quarter ended December 31, 2020. The warrants were exercised on a cashless basis which resulted in the issuance of 438,077 shares of Common Stock (see Note 24). These warrants to purchase Common Stock did not qualify to be treated as equity, and accordingly, were recorded as a liability. The Company was required to present these instruments at fair value at each reporting date and any changes in fair values were recorded as an adjustment to earnings.

The Company computed the fair value of the warrants using the Black-Scholes option pricing model and, as a result of this calculation, recorded debt discount in the amount of $765,082 based on the estimated fair value of the warrants. During the year ended December 31, 2020, the entire amount of debt discount was amortized as non-cash interest expense. The risk-free rate was 0.32% and was derived from the U.S. Treasury yield curve, matching the term of the warrants, in effect at the measurement date. The volatility factor of 135% was derived from the stated terms of the warrants.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DECEMBER 31, 2020

Enertec short-term bank credit and secured promissory note

At December 31, 2020 and 2019, Enertec had short term bank credit of $1,404,096 and $1,622,337, respectively, that bears interest at prime plus 0.7% through 3.85% paid either on a monthly or weekly basis. Further, the Company has undertaken to comply with certain covenants under its bank loan.

On December 28, 2018, Enertec entered into a $500,000 secured promissory note (the “Enertec Note”), whereby Enertec agreed to pay interest in an amount of 10% per annum in cash to the investor, beginning on January 15, 2019, on a monthly basis, until the Enertec Note was paid in full. The proceeds from the Enertec Note were received in January 2019. The Enertec Note was paid from proceeds received in the April 2, 2019 public offering (see note 24). In connection with the Enertec Note, the Company’s Executive Chairman provided a personal guarantee for the benefit of the investor.

20. NOTES PAYABLE – RELATED PARTIES

Notes Payable – Related parties at December 31, 2020 and 2019, are comprised of the following:

	December 31,
	2020	2019
Notes payable, related parties	$239,355	$284,317
Less: current portion	(187,818)	(169,153)
Notes payable, related parties – long-term portion	$51,537	$115,164

Microphase is party to several notes payable agreements with its past officers, employees and their family members. As of December 31, 2020, the aggregate outstanding balance pursuant to these notes payable agreements, inclusive of $35,351 of accrued interest, was $274,706, with annual interest rates ranging between 3.00% and 6.00%. During the years ended December 31, 2020 and 2019, Microphase incurred $8,865 and $6,852, respectively, of interest on these notes.

21. CONVERTIBLE NOTES

Convertible Notes Payable at December 31, 2020 and 2019, are comprised of the following:

	December 31,
	2020	2019
8% Convertible promissory note	$—	$935,772
12% Convertible promissory note	—	815,218
4% Convertible promissory note	660,000	660,000
12% November 2019 convertible promissory note	—	350,000
Total convertible notes payable	660,000	2,760,990
Less:
Unamortized debt discounts	(273,717)	(355,227)
Total convertible notes payable, net of financing cost	$386,283	$2,405,763
Less: current portion	—	(2,100,990)
Convertible notes payable, net of financing cost – long-term portion	$386,283	$304,773

8% Convertible Promissory Note

On November 15, 2019, the Company entered into an exchange agreement with a lender pursuant to which the Company issued to the lender a convertible promissory note in the principal amount of $935,772 with an interest rate of 8% per annum. The 8% convertible promissory note was convertible into shares of Common Stock at a conversion price of $1.80 per share. During the year ended December 31, 2020, the Company issued 529,425 shares of Common Stock upon the conversion of principal and interest of $952,965. Since the proceeds received by the investor from the sales of common stock were less than the amount of principal and accrued interest, the investor was due a true up payment in the amount of $210,049, which was recognized as additional interest expense.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DECEMBER 31, 2020

12% Convertible Promissory Note

On February 5, 2020 the Company entered into the February 2020 Exchange Agreement with an institutional investor pursuant to which the Company issued to the investor a 12% convertible promissory note in the principal amount of $295,000 with a conversion price of $1.45 per share of Common Stock and a 12% promissory note in the principal amount of $585,919. These two notes were issued upon the exchange of the 12% convertible promissory note, in the principal amount of $815,218, issued on September 26, 2019 (the “September 2019 Exchange Agreement”). Since the exchange provided the institutional investor with a substantive conversion feature, the debt instruments were determined to be substantially different and a loss on extinguishment of $20,345 was recognized. On February 25, 2020, the Company issued to the investor 203,448 shares of Common Stock upon the conversion of principal of $295,000. During the year ended December 31, 2020, Esousa purchased the 12% promissory note in the principal amount of $585,919 from the institutional investor (See Note 19).

4% Convertible Promissory Note

On May 20, 2019, the Company entered into a securities purchase agreement with an investor to sell, for a purchase price of $500,000, a 4% original issue discount (“OID”) convertible promissory note with an aggregate principal face amount of $660,000 and a five-year warrant to purchase an aggregate of 12,500 shares of the Company’s common stock. The Company is required to make quarterly interest payments and the principal amount of the note is due on May 20, 2024. The note is convertible into shares of Common Stock at $4.00 per share. The exercise price of the warrant is $12.00 per share. In addition, the Executive Chairman of the Company agreed to guarantee and act as surety for the Company’s obligation to repay the note pursuant to a personal guarantee.

The Company computed the fair value of the warrants using the Black-Scholes option pricing model and, as a result of this calculation, recorded debt discount in the amount of $58,448 based on the estimated fair value of the warrants. At the time of issuance of the note, the closing price of the Common Stock was in excess of the effective conversion price, resulting in a beneficial conversion feature (“BCF”) of $188,448, based on the difference between the effective conversion price and the fair value of the Company’s common stock at the commitment date of the transaction.

In aggregate, the Company recorded a debt discount in the amount of $406,896 based on the relative fair values of the warrants, BCF and OID. During the years ended December 31, 2020 and 2019, non-cash interest expense of $81,510 and $51,669, respectively, was recorded from the amortization of debt discounts. The fair value of the warrants was estimated using the Black-Scholes option-pricing method. The risk-free rate of 2.18% was derived from the U.S. Treasury yield curve, matching the term of the warrant, in effect at the measurement date. The volatility factor of 87.51% was determined based on historical stock prices of similar technology companies.

12% November 2019 Convertible Promissory Note

On November 4, 2019, the Company entered into an exchange agreement with an investor pursuant to which, in exchange for an OID promissory note issued by the Company for the benefit of the investor on July 25, 2019, as amended, the Company sold to the investor a new convertible promissory note in the principal amount of $350,000 with an interest rate of 12% per annum. The note was convertible into shares of Common Stock at a conversion price of $1.20 per share, subject to adjustments. Principal and interest on this note was due on July 4, 2020. Since the exchange provided the institutional investor with a substantive conversion feature, the debt instruments were determined to be substantially different and a loss on extinguishment of $30,053 was recognized. During the year ended December 31, 2020, the Company issued 320,483 shares of Common Stock upon the conversion of principal and interest in the amount of $350,000 and $31,585, respectively.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DECEMBER 31, 2020

10% Convertible Promissory Note

On April 13, 2020, the Company issued a convertible promissory note in the principal amount of $100,000 with an interest rate of 10% per annum and a five-year warrant to purchase shares of Common Stock equal to the lesser of 157,143 or 50% of the number of shares of Common Stock issuable pursuant to the convertible promissory note, at an exercise price equal to $1.17 per share of Common Stock. During the year ended December 31, 2020, pursuant to the terms of the convertible promissory note, the Company issued to the investor 90,299 shares of Common Stock upon the exchange of principal and interest in the amount of $100,000 and $5,317, respectively. A loss on extinguishment of $83,682 was recognized on the issuance of Common Stock based on the fair value of the Common Stock at the date of the exchange.

The Company computed the fair value of the warrants using the Black-Scholes option pricing model and, as a result of this calculation, recorded debt discount in the amount of $53,763 based on the estimated fair value of the warrants. During the year ended December 31, 2020, the entire amount of debt discount was amortized as non-cash interest expense. The fair value of the warrants was estimated using the Black-Scholes option-pricing method. The risk-free rate was 0.44% and was derived from the U.S. Treasury yield curve, matching the term of the warrants, in effect at the measurement date. The volatility factor of 94.51% was determined based on historical stock prices for similar technology companies.

During December 2020, the Company issued 45,150 shares of Common Stock, the equivalent of 50% of the number of shares of Common Stock issued upon conversion of the convertible promissory note, upon the cash exercise of these warrants (see Note 24). These warrants to purchase Common Stock did not qualify to be treated as equity, and accordingly, were recorded as a liability. The Company was required to present these instruments at fair value at each reporting date and any changes in fair values were recorded as an adjustment to earnings.

September 2019 Exchange Agreement

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

22. CONVERTIBLE NOTE – RELATED PARTY

On February 5, 2020, the Company issued an 8% convertible promissory note in the principal amount of $1,000,000 to Ault & Company, Inc. (“Ault & Company” and the “Ault & Company Convertible Note”). The principal amount of this note, plus any accrued and unpaid interest at a rate of 8% per annum, was due and payable on August 5, 2020. The Ault & Company Convertible Note is convertible into Common Stock at a conversion price of $1.45 per share.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DECEMBER 31, 2020

At the time of issuance of the Ault & Company Convertible Note, the closing price of the Company’s Common Stock was in excess of the conversion price, resulting in a beneficial conversion feature (“BCF”). The BCF embedded in the Ault & Company Convertible Note is accounted for under ASC No. 470, Debt (“ASC 470”). At issuance, the intrinsic value of the BCF totaled $68,966, based on the difference between the effective conversion price and the fair value of the Common Stock at the commitment date of the transaction. The Company was prohibited from issuing the shares of Common Stock issuable pursuant to the Ault & Company Convertible Note unless stockholder approval of such issuance of securities was obtained. The Company received stockholder approval on July 8, 2020. On August 20, 2020, the Company issued 413,793 shares of Common Stock upon the conversion of $600,000 in principal.

23. COMMITMENTS AND CONTINGENCIES

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

On April 15, 2020, the Court issued an Order (the “Order”) approving a Motion for Preliminary Approval of Settlement in the Derivative Action. On July 16, 2020, the Court issued an Order (the “Final Order”) approving a Motion for Final Approval of Settlement in the Derivative Action filed against the Company as a Nominal Defendant and its directors who served on its board of directors on July 31, 2018 who were not dismissed from the action as a result of the Court’s partial grant of the Motion.

On July 16, 2020, the Court entered a Judgment based upon the Final Order.

Under the terms of the Final Order, the Board adopted and shall maintain certain resolutions and amendments to the Company’s committee charters and/or bylaws, to ensure adherence to certain corporate governance policies (collectively, the “Reforms”). The Final Order further provides that such Reforms shall remain in effect for a period of no less than five (5) years and shall be subject to any of the following: (a) a determination by a majority of the independent directors that the Reforms are no longer in the best interest of the Company, including, but not limited to, due to circumstances making the Reforms no longer applicable, feasible, or available on commercially reasonable terms, or (b) modifications which the Company reasonably believes are required by applicable law or regulation.

In connection with the Settlement Agreement, the parties agreed upon a payment of attorneys’ fees in the amount of $600,000, which sum was paid by our Director & Officer liability insurance. The Settlement Agreement contains no admission of wrongdoing.

The Company has always maintained and continues to believe that neither it nor any of its current or former directors engaged in any wrongdoing or otherwise committed any violation of federal or state securities laws or any other laws or regulations.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DECEMBER 31, 2020

Blockchain Mining Supply and Services, Ltd.

On November 28, 2018, Blockchain Mining Supply and Services, Ltd. (“Blockchain Mining”) a vendor who sold computers to a subsidiary of the Company, filed a Complaint (the “Complaint”) in the United States District Court for the Southern District of New York against the Company and its subsidiary, Digital Farms, Inc. (f/k/a Super Crypto Mining, Inc.), in an action captioned Blockchain Mining Supply and Services, Ltd. v. Super Crypto Mining, Inc. and DPW Holdings, Inc., Case No. 18-cv-11099.

The Complaint asserts claims for breach of contract and promissory estoppel against the Company and its subsidiary arising from the subsidiary’s alleged failure to honor its obligations under the purchase agreement. The Complaint seeks monetary damages in excess of $1,388,495, plus attorneys’ fees and costs.

The Company believes that these claims are without merit and intend to vigorously defend them.

On April 13, 2020, the Company and its subsidiary jointly filed a motion to dismiss the Complaint in its entirety as against the Company, and the promissory estoppel claim as against its subsidiary. On the same day, the Company’s subsidiary also filed a partial Answer to the Complaint in connection with the breach of contract claim.

On April 29, 2020, Blockchain Mining filed an amended complaint (the “Amended Complaint”). The Amended Complaint asserts the same causes of action and seeks the same damages as the initial Complaint.

On May 13, 2020, the Company and its subsidiary, jointly filed a motion to dismiss the Amended Complaint in its entirety as against the Company, and the promissory estoppel claim as against of its subsidiary. On the same day, the Company’s subsidiary also filed a partial Answer to the Amended Complaint in connection with the breach of contract claim.

In its partial Answer, the Company’s subsidiary admitted to the validity of the contract at issue and also asserted numerous affirmative defenses concerning the proper calculation of damages.

On December 4, 2020, the Court issued an Order directing the Parties to engage in limited discovery (the “Limited Discovery”) which was completed on March 4, 2021. In connection therewith, the Court also denied Defendants’ Motion to Dismiss without prejudice.

The Company and its subsidiary have informed the Court that they intend to file a revised motion to dismiss the Amended Complaint and anticipate filing such motion to dismiss when the Court issues a briefing schedule.

Based on the Company’s assessment of the facts underlying the claims, the uncertainty of litigation, and the preliminary stage of the case, the Company cannot reasonably estimate the potential loss or range of loss that may result from this action. Notwithstanding, the Company has established a reserve in the amount of the unpaid portion of the purchase agreement. An unfavorable outcome may have a material adverse effect on our business, financial condition and results of operations.

Ding Gu (a/k/a Frank Gu) and Xiaodan Wang Litigation

On January 17, 2020, Ding Gu (a/k/a Frank Gu) (“Gu”) and Xiaodan Wang (“Wang” and with “Gu” collectively, “Plaintiffs”), filed a Complaint (the “Complaint”) in the Supreme Court of the State of New York, County of New York against the Company and its Executive Chairman, Milton C. Ault, III, in an action captioned Ding Gu (a/k/a Frank Gu) and Xiaodan Wang v. DPW Holdings, Inc. and Milton C. Ault III (a/k/a Milton Todd Ault III a/k/a Todd Ault), Index No. 650438/2020.

The Complaint asserts causes of action for declaratory judgment, specific performance, breach of contract, conversion, attorneys’ fees, permanent injunction, enforcement of Guaranty, unjust enrichment, money had and received, and fraud arising from: (i) a series of transactions entered into between Gu and the Company, as well as Gu and Ault, in or about May 2019; and (ii) a term sheet entered into between Plaintiffs and the Company, in or about July 2019. The Complaint seeks, among other things, monetary damages in excess of $1,100,000, plus a decree of specific performance directing the Company to deliver unrestricted shares of Common Stock to Gu, plus attorneys’ fees and costs.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DECEMBER 31, 2020

The Company believes that these claims are without merit and intend to vigorously defend them.

On May 4, 2020, the Company and Ault jointly filed a motion to dismiss the Complaint in its entirety, with prejudice.

On July 24, 2020, Plaintiffs filed their opposition papers to the Company’s joint motion to dismiss.

The motion to dismiss has been fully briefed and is currently pending before the court.

Based on the Company’s assessment of the facts underlying the above claims, the uncertainty of litigation, and the preliminary stage of the case, the Company cannot reasonably estimate the potential loss or range of loss that may result from this action. An unfavorable outcome may have a material adverse effect on our business, financial condition and results of operations.

Subpoena

The Company received a subpoena from the SEC for the voluntary production of documents. The Company is fully cooperating with this non-public, fact-finding inquiry and management believes that the Company has operated its business in compliance with all applicable laws and regulations. The subpoena expressly provides that the inquiry is not to be construed as an indication by the Commission or its staff that any violations of the federal securities laws have occurred, nor should it be considered a reflection upon any person, entity or security. However, there can be no assurance as to the outcome of this matter.

I.AM Bankruptcy Filing

On November 2, 2020, I.AM, Inc. filed a voluntary petition for bankruptcy under Chapter 7 in the United States Bankruptcy Court in the Central District of California, Santa Ana Division, case number 8:20-bk-13076.

Sichenzia Ross Ference LLP

On November 20, 2020, the Company’s former counsel, Sichenzia Ross Ference LLP as successor to Sichenzia Ross Ference Kesner LLP (“SRF”) filed a Complaint in the United States District Court for the Southern District of New York against the Company and two of its subsidiaries (collectively, the “Company Defendants”), in an action captioned Sichenzia Ross Ference LLP as successor to Sichenzia Ross Ference Kesner LLP v. Digital Power Corporation, et al., Case No. 20-CV-09811-JGK. The Complaint asserts claims for breach of contract, account stated, unjust enrichment and quantum meruit, against the Company Defendants, and seeks monetary damages in the amount of $2,558,121 plus interest thereon.

On January 4, 2021, the Company Defendants filed a motion for a more definite statement.

On January 11, 2021, the Court held a conference in connection with the Company Defendants’ Motion wherein the Court denied the Company Defendants’ Motion as moot, ordered SRF to amend its Complaint by on or before January 25, 2021, and referred the matter to mediation.

On January 25, 2021, SRF filed a First Amended Complaint in the action and dropped the two subsidiaries as parties to the action. The First Amended Complaint asserts claims for breach of contract, account stated, unjust enrichment and quantum meruit, against the Company, and seeks monetary damages in the amount of $2,518,468 plus interest thereon.

On or about February 18, 2021, SRF, the Company Defendants, and various of the Company Defendants’ related parties entered into a confidential settlement agreement.

On or about February 23, 2021, SRF filed, on behalf of itself and the Company Defendants, a stipulation of voluntary dismissal, with prejudice.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DECEMBER 31, 2020

Other Litigation Matters

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

Certain of these outstanding matters include speculative, substantial or indeterminate monetary amounts. The Company records a liability when it believes that it is probable that a loss has been incurred and the amount can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be estimated, the Company discloses the reasonably possible loss. The Company evaluates developments in its legal matters that could affect the amount of liability that has been previously accrued, and the matters and related reasonably possible losses disclosed, and makes adjustments as appropriate. Significant judgment is required to determine both likelihood of there being and the estimated amount of a loss related to such matters.

With respect to the Company’s other outstanding matters, based on the Company’s current knowledge, the Company believes that the amount or range of reasonably possible loss will not, either individually or in aggregate, have a material adverse effect on the Company’s business, consolidated financial position, results of operations, or cash flows. However, the outcome of such matters is inherently unpredictable and subject to significant uncertainties.

24. STOCKHOLDERS’ EQUITY

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

Preferred Stock

The Company is authorized to issue 25,000,000 shares of Preferred Stock $0.001 par value. The Board has designated 1,000,000 shares as Series A Convertible Preferred Stock (the “Series A Preferred Stock”), 500,000 shares as Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and 2,500 shares as Series C Convertible Redeemable Preferred Stock (the “Series C Preferred Stock”). The rights, preferences, privileges and restrictions on the remaining authorized 23,497,500 shares of Preferred Stock have not been determined. The Board is authorized to designate a new series of preferred shares and determine the number of shares, as well as the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred shares. As of December 31, 2020, there were 7,040 shares of Series A Preferred Stock, 125,000 shares of Series B Preferred Stock and no other shares of Preferred Stock issued or outstanding.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DECEMBER 31, 2020

Common Stock

Common stock confers upon the holders the rights to receive notice to participate and vote at any meeting of stockholders of the Company, to receive dividends, if and when declared, and to participate in a distribution of surplus of assets upon liquidation of the Company. The Class B common stock carries the voting power of 10 shares of Class A common stock, referred to herein as the Common Stock.

2019 Issuances

Wilson-Davis & Co. ATM Offering

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

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DECEMBER 31, 2020

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

2019 Ascendiant ATM Offering

On August 6, 2019, the Company entered into an At-The-Market Issuance Sales Agreement with Ascendiant Capital Markets, LLC, as sales agent to sell shares of the Company’s common stock having an aggregate offering price of up to $5,500,000 (the “ATM Offering”). The offer and sale of the Company’s common stock was made pursuant to the Company’s effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-222132) filed with the Securities and Exchange Commission (the “Commission”) on December 18, 2017, amended on January 8, 2018, and declared effective by the SEC on January 11, 2018, and a prospectus supplement related to the ATM Offering, dated August 6, 2019. Through December 31, 2019, the Company had received gross proceeds of $5,499,999 through the sale of 1,819,826 shares of the Company’s common stock from the ATM Offering.

Issuance of Common Stock for Services

During the year ended December 31, 2019, the Company issued to its consultants a total 69,375 shares of its Common Stock with an aggregate value of $338,619, an average of $4.88 per share for services rendered.

Issuance of common stock for conversion of debt

During the year ended December 31, 2019, principal and accrued interest of $4,238,878 and $497,417, respectively, on the Company’s debt securities was satisfied through the issuance of 370,473 shares of Common Stock.

Issuance of common stock in payment of accrued liability

During the year ended December 31, 2019, the Company issued 66,740 shares of Common Stock in satisfaction of accrued liabilities of $175,377.

2020 Issuances

2020 Ascendiant ATM Offering

On October 2, 2020, the Company entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with Ascendiant Capital Markets, LLC to sell shares of Common Stock having an aggregate offering price of up to $8,975,000 from time to time, through an “at the market offering” program (the “2020 ATM Offering”). On December 1, 2020, the Company filed an amendment to the prospectus supplement with the SEC to increase the amount of Common Stock that may be offered and sold in the ATM Offering, as amended under the Sales Agreement to $40,000,000 in the aggregate, inclusive of the up to $8,975,000 in shares of Common Stock previously sold in the 2020 ATM Offering. The offer and sale of shares of Common Stock from the 2020 ATM Offering was made pursuant to the Company’s effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-222132) which became effective on January 11, 2018. Through December 31, 2020, the Company had received gross proceeds of $39,978,350 through the sale of 12,582,000 shares of Common Stock from the 2020 ATM Offering. The 2020 ATM Offering was terminated on December 31, 2020.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DECEMBER 31, 2020

Issuances of Common Stock for Services

During the year ended December 31, 2020, the Company issued 102,500 shares of Common Stock as payment for services to its consultants. The shares were valued at $182,575, an average of $1.78 per share.

Issuance of common stock in payment of short term advances, related party

On December 23, 2019, the Company entered into a securities purchase agreement with Ault & Company. Pursuant to the terms of this agreement, Ault & Company agreed to purchase an aggregate of 660,667 shares of Common Stock for a total purchase price of $739,948 at a purchase price per share of $1.12, subject to the approval of the NYSE American. The sale was authorized by the NYSE American on January 15, 2020. As a result, at the closing on January 15, 2020, Ault & Company became the beneficial owner of 660,667 shares of Common Stock.

Issuance of common stock in payment of accrued liability

On March 4, 2020, pursuant to the terms of the securities purchase agreement for the sale of the Dominion short-term promissory note, the Company issued to Dominion 12,500 shares of Common Stock in satisfaction of accrued liabilities of $73,154 (see Note 19).

During the year ended December 31, 2020, the Company issued 217,398 shares of Common Stock in satisfaction of accrued liabilities of $639,991.

Issuance of common stock for conversion of debt

During the year ended December 31, 2020, principal and accrued interest of $6,411,795 and $2,196,599, respectively, on the Company’s debt securities was satisfied through the issuance of 9,632,219 shares of Common Stock. The Company recognized a loss on extinguishment of $15,572,326 as a result of these issuances.

On August 20, 2020, the Company issued 413,793 shares of Common Stock upon the conversion of $600,000 in principal on the Ault & Company Convertible Note.

Issuance of common stock upon exercise of warrants

Between November 24, 2020 and December 17, 2020, the Company issued a total of 814,095 shares of Common Stock upon the cash and cashless exercise of warrants to purchase an aggregate of 919,134 shares of Common Stock. These warrants were issued in conjunction with the following debt financings: (i) the 10% Convertible Promissory Note issued on April 13, 2020 (see Note 21), (ii) the May 2020 Promissory Notes issued on May 28, 2020 (see Note 19) and (iii) the June ’20 Short-Term Promissory Notes issued on June 26, 2020 (see Note 19). The Company received cash of $52,826 and extinguished warrant liabilities of $824,349 as a result of these warrant exercises.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DECEMBER 31, 2020

25. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	2020	2019
Deferred tax asset:
Allowance for doubtful accts	$359,598	$163,123
UNICAP	9,904	16,314
Obsolete inventory	2,811	41,131
Reserves	—	1,641,874
Warrant liability	—	2,330
Accrued compensation	138,283	89,089
Credit carryforwards	142,484	142,484
Stock compensation	880,766	430,274
Fixed assets, net	483,923	1,278,863
Contribution, carryforward	70	62
Accrued interest expense	68,148	22,414
Net operating loss carryforwards	5,912,511	11,602,532
Lease liability	798,047	899,722
Credit loss	559,593	995,184
Accrued expenses	461,973
Excess of capital losses over capital gains	123,297
Total deferred tax asset	9,941,408	17,325,396

Deferred tax liability:
ROU assets	(756,204)	(870,886)
Intangible assets, net	(160,318)	(209,044)
State taxes	(1,119)	—
Total deferred income tax liabilities	(917,641)	(1,079,930)

Net deferred income tax assets	9,023,766	16,245,466
Valuation allowance	(9,037,861)	(16,308,197)
Deferred tax asset (liability), net	$(14,095)	$(62,731)

At December 31, 2020, the Company had Federal net operating loss carry forwards (“NOLs”) for income tax purposes of approximately $18,568,667 after applying the §382 limitation. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) signed in to law on March 27, 2020, provided that NOLs generated in a taxable year beginning in 2018, 2019, or 2020, may now be carried back five years and forward indefinitely. In addition, the 80% taxable income limitation is temporarily removed, allowing NOLs to fully offset net taxable income. In accordance with Section 382 of the Internal Revenue Code, the future utilization of the Company’s net operating loss to offset future taxable income is subject to an annual limitation as a result of ownership changes that have occurred previously. Management believes that such an ownership change may have occurred at various points in 2019 and 2020. The Company has estimated the Section 382 annual limitation due to this ownership change to be approximately $41,969,444. This has been used to reduce the amount of the net operating losses for which deferred tax assets have been recognized as of December 31, 2020.

At December 31, 2020, Microphase, an entity not consolidated for income tax purposes, had NOLs of approximately $1,949,316 after applying the §382 limitation. NOLs generated in a taxable year beginning in 2018, 2019, or 2020, may be carried back five years and forward indefinitely. In accordance with Section 382 of the Internal Revenue Code, the future utilization of the Company’s net operating loss to offset future taxable income have been limited as a result of ownership changes that have occurred previously.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available and due to the last five years significant losses there is substantial doubt related to the Company’s ability to utilize its deferred tax assets, the Company recorded a full valuation allowance of the deferred tax asset. For the year ended December 31, 2020, the valuation allowance has decreased by $7,270,336.

The 2016 through 2019 tax years remains open to examination by the Internal Revenue Service (“IRS”), the California Franchise Tax Board (“FTB”) and the Connecticut Department of Revenue (“CDR”). The IRS, FTB and CDR have the authority to examine those tax years until the applicable statute of limitations expires and the years with net operating loss carryovers when such carryovers are used.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DECEMBER 31, 2020

As of December 31, 2020, the Company’s foreign subsidiaries had accumulated losses for income tax purposes in the amount of approximately $2,977,113. All of the Company’s international accumulated losses were generated in the United Kingdom and Israel which have statutory tax rates of 19% and 7.5% respectively. These net operating losses may be carried forward and offset against taxable income in the future for an indefinite period.

The net income tax benefit consists of the following:

	2020	2019
Current
US Federal	$—	$—
US State	—	—
Foreign	24,842	—
Total current provision	24,842	—
Deferred
US Federal	—	—
US State	—	—
Foreign	(48,636)	(108,293)
Total deferred benefit	(23,794)	(108,293)
Total provision for income taxes	$(23,794)	$(108,293)

The Company’s effective tax rates were 0.1% and 0.4% for the years ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, the effective tax rate differed from the U.S. federal statutory rate primarily due to the change in the valuation allowance and the effect of changes in tax rates in future periods. The reconciliation of income tax attributable to operations computed at U.S. Federal statutory income tax rates of 21% to income tax expense is as follows:

	2020	2019
Expected federal income tax benefit	21.0%	21.0%
Beneficial conversion feature	(0.1%)	(0.6%)
Deconsolidation of I.AM	1.5%
Loss on extinguishment of debt	(9.8%)
State taxes net of federal benefit	8.1%	3.5%
Foreign rate differential	(0.3%)	(0.2%)
Section 382 limitation	(34.7%)	—
Return to provision adjustment	(7.8%)
Effect of change in valuation allowance	21.1%	(21.9%)
Other	1.1%	(1.4%)
Income tax benefit	0.1%	0.4%

The Company accounts for uncertain tax positions in accordance with ASC No. 740-10-25. ASC No. 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC No. 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. To the extent that the final tax outcome of these matters is different than the amount recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense. ASC No. 740-10-25 also requires management to evaluate tax positions taken by the Company and recognize a liability if the Company has taken uncertain tax positions that more likely than not would not be sustained upon examination by applicable taxing authorities. Management of the Company has evaluated tax positions taken by the Company and has concluded that as of December 31, 2020 and 2019, there are no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability that would require disclosure in the financial statements.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DECEMBER 31, 2020

26. RELATED PARTY TRANSACTIONS

a.	The Company and AVLP entered into a Loan and Security Agreement (“AVLP Loan Agreement”) with an effective date of August 21, 2017. At December 31, 2020, the Company has provided loans to AVLP in the principal amount $11,269,136 and, in addition to the 12% convertible promissory notes, AVLP has issued to the Company warrants to purchase 22,537,871 shares of AVLP common stock. Under the terms of the AVLP Loan Agreement, any notes issued by AVLP are secured by the assets of AVLP. As of December 31, 2020, the Company recorded contractual interest receivable attributed to the AVLP Loan Agreement of $2,025,475, and a provision for loan loss of $3,423,608.

During the years ended December 31, 2020 and 2019, the Company also acquired in the open market 5,000 shares of AVLP common stock for $1,274 and 91,000 shares of AVLP common stock for $53,032, respectively. At December 31, 2020, the Company’s investment in AVLP common stock had an unrealized loss of $248,248.

Philou is AVLP’s controlling shareholder. Mr. Ault is Chairman of AVLP’s Board of Directors and the Executive Chairman of the Company. Mr. Horne is the Chief Financial Officer and a director of AVLP and Chief Executive Officer and the Vice Chairman of the Company. Mr. Nisser is General Counsel of AVLP and President, General Counsel and a director of the Company.

In March 2017, the Company was awarded a $50 million purchase order by MTIX to manufacture, install and service the Multiplex Laser Surface Enhancement (“MLSE”) plasma-laser system. On April 12, 2019, the Company received payment of $2,676,219 for manufacturing services performed on the first MLSE system. At December 31, 2020, the Company had recorded a receivable from MTIX of $1,196,379.

b.	At December 31, 2020, the Company has provided Alzamend a short-term advance of $750,000 and invested $50,000 in an 8% convertible promissory note. In conjunction with the issuance of the 8% convertible promissory note, Alzamend issued to the Company warrants to purchase 16,667 shares of Alzamend common stock at an exercise price of $3.00 per share for a period of five years. The Company computed the fair value of the warrants using the Black-Scholes option pricing model and, as a result of this calculation, recorded discount in the amount of $11,872 based on the estimated fair value of the warrants. During the year ended December 31, 2020, the Company recorded $8,002 of interest income for the discount accretion and $1,337 of interest income from the contractual 8% rate provided for by the convertible promissory notes. At December 31, 2020, the Company recorded a cumulative unrealized loss on its investment in warrants of Alzamend of $453, representing the difference between the cost basis and the estimated fair value of the warrants in the Company’s net loss from continuing operations on the Company’s consolidated statements of operations and comprehensive loss.

During the years ended December 31, 2020 and 2019, the Company also acquired 55,263 shares of Alzamend common stock for $44,210 and 372,625 shares of Alzamend common stock for $208,100, respectively. At December 31, 2020, the unrealized gain of $38,684 estimated fair value of Alzamend’s common stock was $1.50. The Company has determined that its investment in Alzamend marketable equity securities should be accounted for in accordance with ASC No. 820, Fair Value Measurements and Disclosures and based upon the estimated fair value of Alzamend common stock at December 31, 2020, the Company’s investment in AVLP common stock had an unrealized gain of $389,522.

Mr. Ault is Executive Chairman of Alzamend’s Board of Directors and the Executive Chairman of the Company. Mr. Horne is a director of Alzamend and Chief Executive Officer and the Vice Chairman of the Company. Mr. Nisser is General Counsel and a director of Alzamend and President, General Counsel and a director of the Company. Kenneth S. Cragun is Chief Financial Officer of Alzamend and the Company.

c.	During the year ended December 31, 2020, Ault & Company has provided $256,507 in short-term advances, of which $256,507 was repaid and the balance as of December 31, 2020, was zero. Ault and Company is the Manager of Philou which presently owns 125,000 shares of the Company’s Series B Preferred Stock. Mr. Ault and Mr. Horne serve as the Chief Executive Officer and Chief Financial Officer, respectively, of Ault & Company.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DECEMBER 31, 2020

d.	On December 22, 2019, the Company entered into a securities purchase agreement with Ault & Company. Pursuant to the terms of the agreement, Ault & Company purchased an aggregate of 660,667 shares of the Common Stock for a total purchase price of $739,948, at a purchase price per share of $1.12, subject to the approval of the NYSE American. The NYSE American approved the purchase on January 15, 2020.

e.	On February 5, 2020, the Company issued an 8% convertible promissory note in the principal amount of $1,000,000 and a maturity date of August 5, 2020 to Ault & Company (see Note 20). On August 20, 2020, the Company issued 413,793 shares of Common Stock upon the conversion of $600,000 in principal on the Ault & Company Convertible Note.

f.	On June 18, 2019, Ault & Company guaranteed the prompt and complete payment and performance of a 10% senior secured promissory note with a principal face amount of $2,900,000.

g.	During January 2020, Milton C. Ault, III, the Company’s Executive Chairman of the Board and MCKEA guaranteed the Company’s obligation to repay a 12% short-term promissory note in the principal amount of $235,796. MCKEA is the majority member of Philou and Kristine L. Ault, the wife of Mr. Ault III, is the manager and owner of MCKEA.

27. SEGMENT, CUSTOMERS AND GEOGRAPHICAL INFORMATION

The Company has three reportable segments as of December 31, 2020 and 2019; see Note 1 for a brief description of the Company’s business.

The following data presents the revenues, expenditures and other operating data of the Company’s operating segments and presented in accordance with ASC No. 280. The total loss from operations of the Company’s reportable segments is less than the Company’s consolidated loss from operations due to Ault Global Holdings corporate expenses.

	Year ended December 31, 2020
	GWW	Coolisys	Ault Alliance	Total
Revenue	$18,212,721	$5,416,138	$—	$23,628,859
Revenue, lending activities	—	—	242,418	242,418
Total revenues	$18,212,721	$5,416,138	$242,418	$23,871,277
Depreciation and
amortization expense	$586,850	$33,010	$107,513	$727,373
Loss from operations	$(955,299)	$(117,067)	$19,200	$(1,053,166)
Capital expenditures for
segment assets, as of
December 30, 2020	$552,923	$26,425	$2,744	$582,092
Identifiable assets as of
December 31, 2020	$27,897,772	$1,894,892	$45,850,718	$75,643,382

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DECEMBER 31, 2020

	Year ended December 31, 2019
	GWW	Coolisys	Ault Alliance	Total
Revenue	$15,231,843	$5,825,666	$—	$21,057,509
Revenue, cryptocurrency
mining	—	—	641,745	641,745
Revenue, lending activities	—	—	662,740	662,740
Total revenues	$15,231,843	$5,825,666	$1,304,485	$22,361,994
Depreciation and
amortization expense	$705,873	$121,618	$2,245,676	$3,073,167
Loss from operations	$(828,424)	$(1,327,259)	$(8,612,277)	$(10,767,960)
Capital expenditures for
segment assets, as of
December 31, 2019	$34,899	$133,198	$21,205	$189,302
Identifiable assets as of
December 31, 2019	$20,847,352	$18,901,630	$3,001,426	$42,750,408

Concentration Risk:

The following table provides the percentage of total revenues attributable to a single customer from which 10% or more of total revenues are derived:

	For the Year Ended
	December 31, 2020
	Total Revenues	Percentage of
	by Major	Total Company
	Customers	Revenues
Customer A	$7,741,858	32%
Customer B	$2,502,264	10%

For the Years Ended
December 31, 2019
	Total Revenues	Percentage of
	by Major	Total Company
	Customers	Revenues
Customer A	$6,319,221	28%

Revenue from Customer A is attributable to Enertec. Revenue from Customer B is attributable to Microphase.

For the years ended December 31, 2020 and 2019, total revenues from external customers divided on the basis of the Company’s product lines are as follows:

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DECEMBER 31, 2020

	For the Year Ended
	December 31,
	2020	2019
Revenues:
Commercial products	$7,040,390	$8,953,390
Defense products	16,830,887	13,408,604
Total revenues	$23,871,277	$22,361,994

Financial data relating to geographic areas:

The Company’s total revenues are attributed to geographic areas based on the location. The following table presents total revenues for the years ended December 31, 2020 and 2019. Other than as shown, no foreign country or region contributed materially to revenues or long-lived assets for these periods:

	For the Year Ended
	December 31,
	2020	2019
Revenues:
North America	$11,460,436	$10,923,146
Europe	2,328,835	8,681,023
Middle East	9,273,158	1,678,256
Other	808,848	1,079,569
Total revenues	$23,871,277	$22,361,994

28. SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2020, and thru the date of this report being issued and has determined that it does not have any material subsequent events to disclose in these financial statements except for the following.

2021 ATM Offering

On January 22, 2021, the Company entered into an At-The-Market Issuance Sales Agreement, as amended on February 17, 2021 and thereafter on March 5, 2021 (the “2021 Sales Agreement”) with Ascendiant Capital Markets, LLC, or the sales agent, relating to the sale of shares of Common Stock offered by a prospectus supplement and the accompanying prospectus, as amended by the amendments to the sales agreement dated February 16, 2021 and March 5, 2021. In accordance with the terms of the 2021 Sales Agreement, the Company may offer and sell shares of Common Stock having an aggregate offering price of up to $200,000,000 from time to time through the sales agent. As of March 5, 2021, the Company had sold an aggregate of 21,561,900 shares of Common Stock pursuant to the sales agreement for gross proceeds of $124,983,305.

Issuance of common stock for conversion of debt

During January 2021, principal and accrued interest of $200,000 and $15,948, respectively, on the Company’s debt securities was satisfied through the issuance of 183,214 shares of Common Stock. The Company recognized a loss on extinguishment of $551,718 as a result of this issuance.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DECEMBER 31, 2020

Acquisition of Michigan Cloud Data Center

On January 29, 2021, Alliance Cloud Services, LLC, a majority-owned subsidiary of its wholly-owned subsidiary, Ault Alliance, closed on the acquisition of a 617,000 square foot energy-efficient facility located on a 34.5 acre site in southern Michigan for a purchase price of $3,991,497. The purchase price was paid by the Company using its own working capital. The facility is subject to a final corrective measures plan with the Environment Protection Agency. The seller performed remedial activities at the Michigan facility relating to historical soil and groundwater contamination and the Company is responsible for ongoing monitoring and final remediation plans. The Company’s estimated cost of the environmental remediation obligation is approximately $300,000 and reflects its best estimate of probable future costs for remediation based on the current assessment data and regulatory obligations. Future costs will depend on many factors, including the extent of work necessary to implement monitoring and final remediation plans and the Company’s time frame for remediation. The Company may incur actual costs in the future that are materially different than this estimate and such costs could have a material impact on results of operations, financial condition, and cash flows during the period in which they are recorded.

Investment in Alzamend Neuro, Inc.

On March 12, 2021, the Company announced that its wholly owned subsidiary, DP Lending, entered into a securities purchase agreement with Alzamend, a related party, to invest $10,000,000 in Alzamend common stock and warrants, subject to the achievement of certain milestones. The Company agreed to fund $4,000,000 upon execution of the securities purchase agreement, consisting of approximately $3,200,000 in cash and the conversion of short term advances and a convertible promissory note in the aggregate amount of $800,000, and to fund the balance upon Alzamend achieving certain milestones related to the U.S. Food and Drug Administration approval of Alzamend’s Investigational New Drug application and Phase 1a human clinical trials for Alzamend’s lithium based ionic cocrystal therapy, known as AL001. Under the securities purchase agreement, Alzamend has agreed to sell up to 6,666,667 shares of its common stock to DP Lending for $10,000,000, or $1.50 per share, and issue to DP Lending warrants to acquire up to 3,333,334 shares of Alzamend common stock with an exercise price of $3.00 per share. The transaction was approved by the Company’s independent directors after receiving a third-party valuation report of Alzamend.

Investment in Ault & Company, Inc.

On February 25, 2021, Ault & Company, a related party, sold and issued an 8% Secured Promissory Note in the principal amount of $2,500,000 to the Company. The principal amount of the Secured Promissory Note, plus any accrued and unpaid interest at a rate of 8% per annum, is due and payable on February 25, 2022.

Executive Chairman relocation benefit

On February 23, 2021, as part of a relocation benefit for our Executive Chairman, Milton C. Ault, III, related to the Company moving its corporate headquarters from Newport Beach, CA to Las Vegas, NV, the Company agreed to purchase Mr. Ault’s California residence for $2,670,000. The transaction was structured such that upon the closing of the subsequent sale of the residence, the Company shall have not recognized a gain or a loss on the transaction. The Company and Mr. Ault agreed to escrow $254,200 of the purchase price in the event of a loss on the subsequent sale of the residence. The Company has entered into an agreement for the subsequent sale of the residence, which is currently in escrow.

Extension of AVLP Loan Agreement

On April 13, 2021, the AVLP Loan Agreement was increased to up to $15,000,000 and extended to December 31, 2023. As of April 14, 2021, the Company has provided loans to AVLP in the principal amount $13,924,136 and, in addition to the 12% convertible promissory notes, AVLP has issued to the Company warrants to purchase 27,848,272 shares of AVLP common stock at an exercise price of $0.50 per share for a period of five years.

Forgiveness of Debt

On January 11, 2021, the Company received forgiveness of a loan under the PPP in the principal amount of $715,101.

Ikonics Corporation

1.	Ault Global filed a Schedule 13D with the Commission on January 14, 2021 disclosing that Ault Global had, through its subsidiary DP Lending, purchased 140,719 shares (the “IKNX Shares”), or approximately 7.12% of all issued and outstanding IKNX Shares, of common stock of Ikonics Corporation (“IKNX”) at a weighted average price (“WAP”) per share of $8.48.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DECEMBER 31, 2020

2.	Ault Global filed a Schedule 13D/A with the Commission on January 27, 2021, disclosing that Ault Global had increased its position to 166,182 IKNX Shares, or approximately 8.41% of all issued and outstanding IKNX Shares at a WAP per share of $10.30.

3.	Ault Global filed a Schedule 13D/A with the Commission on January 28, 2021, disclosing that Ault Global had increased its position to 197,634 IKNX Shares, or approximately 9.99% of all issued and outstanding IKNX Shares at a WAP per share of $9.72.

SilverSun Technologies, Inc.

1.	Ault Global filed a Schedule 13D with the Commission on February 1, 2021 disclosing that Ault Global had, through DP Lending, purchased 436,255 shares (the “SSNT Shares”), or approximately 9.69% of all issued and outstanding SSNT Shares, of common stock of SilverSun Technologies, Inc. (“SSNT) at a WAP per share of $4.33. In addition, the Schedule 13D disclosed that Milton C. Ault had purchased 10,000 SSNT Shares at a WAP per share of $3.57.

2.	Ault Global filed a Schedule 13D/A with the Commission on March 1, 2021, disclosing that Ault Global had decreased its position to 397,937 SSNT Shares, or approximately 8.84% of all issued and outstanding SSNT Shares at a WAP per share of $9.28.

3.	Ault Global filed a Schedule 13D/A with the Commission on March 4, 2021, disclosing that Ault Global had decreased its position to 387,426 SSNT Shares, or approximately 8.61% of all issued and outstanding SSNT Shares at a WAP per share of $7.24.

4.	Ault Global filed a Schedule 13D/A with the Commission on March 18, 2021, disclosing that Ault Global had decreased its position to 276,774 SSNT Shares, or approximately 6.15% of all issued and outstanding SSNT Shares at a WAP per share of $7.48.

5.	Ault Global filed a Schedule 13D/A with the Commission on March 26, 2021, disclosing that Ault Global had decreased its position to 75,000 SSNT Shares, or approximately 1.67% of all issued and outstanding SSNT Shares at a WAP per share of $7.11.

6.	Ault Global filed a Schedule 13D with the Commission on April 5, 2021, disclosing that Ault Global had increased its position to 305,500 SSNT Shares, or approximately 6.04% of all issued and outstanding SSNT Shares at a WAP per share of $6.14. Further, the Schedule 13D disclosed that Mr. Ault had decreased his position to 8,800 SSNT Shares.

Naked Brand Group, Ltd.

1.	Ault Global filed a Schedule 13D with the Commission on April 8, 2021 disclosing that Ault Global had, through DP Lending, acquired 41,141,660 ordinary shares (the “NAKD Shares”), or approximately 6.41% of all issued and outstanding NAKD Shares, of Naked Brand Group Limited (“NAKD”).

