Form 10-Q
period 2021-03-31
Ault Global Holdings, Inc.
filed 2021-05-24
CIK 896493

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________.

Commission file number 1-12711

AULT GLOBAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-1721931

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11411 Southern Highlands Pkwy #240

Las Vegas, NV 89141

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

At May 20, 2021 the registrant had outstanding 49,774,538 shares of common stock.

AULT GLOBAL HOLDINGS, INC.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 (Unaudited)	F-1 – F-2

	Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the three months ended March 31, 2021 and 2020 (Unaudited)	F-3

	Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2021 and 2020 (Unaudited)	F-4 – F-5

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020 (Unaudited)	F-6 – F-7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	F-8 – F-33

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	8

Item 4.	Controls and Procedures	8

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	10
Item 1A.	Risk Factors	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3.	Defaults Upon Senior Securities	12
Item 4.	Mine Safety Disclosures	12
Item 5.	Other Information	12
Item 6.	Exhibits	13

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Words such as “anticipates,” “expects,” “intends,” “goals,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “would,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on management's expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout this report and our Annual Report on Form 10-K for the year ended December 31, 2020, particularly the “Risk Factors” sections of such reports. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission that disclose risks and uncertainties that may affect our business. The forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of May 24, 2021. In addition, the forward-looking statements in this Form 10-Q are made as of the date of this filing, and we do not undertake, and expressly disclaim any duty to update such statements, whether as a result of new information, new developments or otherwise, except to the extent that disclosure may be required by law.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$107,801,265	$18,679,848
Marketable equity securities	18,153,863	2,562,983
Securities purchased under agreement to resell	33,647,059	—
Accounts receivable	3,506,451	3,852,033
Accounts and other receivable, related party	1,196,379	1,196,379
Accrued revenue	1,533,215	1,695,905
Inventories	3,476,512	3,373,851
Prepaid expenses and other current assets	2,918,284	2,988,080
TOTAL CURRENT ASSETS	172,233,028	34,349,079

Intangible assets, net	4,240,420	4,390,388
Goodwill	9,466,577	9,645,686
Property and equipment, net	6,288,714	2,122,730
Right-of-use assets	4,816,798	4,317,778
Investment in promissory notes, related parties	13,467,783	10,668,470
Investments in derivatives and common stock, related parties	14,822,439	6,139,391
Investments in debt and equity securities	2,320,539	261,767
Investment in limited partnership	1,869,000	1,869,000
Loans receivable	596,568	750,174
Other investments, related parties	3,465,000	802,500
Other assets	443,543	326,419
TOTAL ASSETS	$234,030,409	$75,643,382

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$9,020,134	$10,579,501
Securities purchase consideration payable	33,310,589	—
Accounts payable and accrued expenses, related party	32,569	35,687
Operating lease liability, current	855,933	524,326
Revolving credit facility	117,215	125,188
Notes payable, net	2,154,676	4,048,009
Notes payable, related parties	149,489	187,818
Convertible notes payable, related party	400,000	400,000
Warrant liability	4,870,821	4,192,052
Other current liabilities	1,836,937	1,789,825
TOTAL CURRENT LIABILITIES	52,748,363	21,882,406

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	March 31,	December 31,
	2021	2020
	(Unaudited)
LONG TERM LIABILITIES
Operating lease liability, non-current	4,020,877	3,854,573
Notes payable	319,047	336,500
Notes payable, related parties	66,083	51,537
Convertible notes payable	406,327	386,283

TOTAL LIABILITIES	57,560,697	26,511,299

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Series A Convertible Preferred Stock, $25.00 stated value per share,	7	7
$0.001 par value – 1,000,000 shares authorized; 7,040 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively (redemption amount and liquidation preference of $176,000 as of March 31, 2021 and December 31, 2020)
Series B Convertible Preferred Stock, $10 stated value per share,	125	125
share, $0.001 par value – 500,000 shares authorized; 125,000 shares issued and outstanding at March 31, 2021 and December 31, 2020 (liquidation preference of $1,250,000 at March 31, 2021 and December 31, 2020)
Class A Common Stock, $0.001 par value – 500,000,000 shares authorized;	49,499	27,754
49,498,676 and 27,753,562 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively
Class B Common Stock, $0.001 par value – 25,000,000 shares authorized;	-	-
nil shares issued and outstanding at March 31, 2021 and December 31, 2020
Additional paid-in capital	292,763,040	171,397,199
Accumulated deficit	(119,403,734)	(121,396,715)
Accumulated other comprehensive income (loss)	1,158,542	(1,717,934)
TOTAL DPW HOLDINGS STOCKHOLDERS’ EQUITY	174,567,479	48,310,436

Non-controlling interest	1,902,233	821,647

TOTAL STOCKHOLDERS’ EQUITY	176,469,712	49,132,083

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$234,030,409	$75,643,382

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
Revenue	$7,904,511	$5,569,282
Revenue, cryptocurrency mining	129,896	—
Revenue, lending and trading activities	5,210,222	36,152
Total revenue	13,244,629	5,605,434
Cost of revenue	5,107,908	3,853,435
Gross profit	8,136,721	1,751,999

Operating expenses
Engineering and product development	601,918	440,626
Selling and marketing	1,241,542	338,163
General and administrative	5,092,268	2,902,994
Provision for credit losses	—	1,000,000
Total operating expenses	6,935,728	4,681,783
Income (loss) from continuing operations	1,200,993	(2,929,784)
Other income (expenses)
Interest income	36,923	320
Interest expense	(313,934)	(1,086,163)
Change in fair value of marketable equity securities	1,959,791	(365,359)
Realized gain on marketable securities	397,331	—
Gain (loss) on extinguishment of debt	481,533	(463,134)
Change in fair value of warrant liability	(678,769)	4,411
Total other income (expenses), net	1,882,875	(1,909,925)

Income (loss) from continuing operations before income taxes	3,083,868	(4,839,709)
Income tax (expense) benefit	(5,901)	5,905
Net income (loss) from continuing operations	3,077,967	(4,833,804)
Net loss from discontinued operations, net of taxes	—	(1,697,744)
Net income (loss)	3,077,967	(6,531,548)
Less: Net income attributable to non-controlling interest	(1,080,586)	—
Net income (loss) attributable to Ault Global Holdings	1,997,381	(6,531,548)
Preferred dividends	(4,400)	(4,460)
Net income (loss) available to common stockholders	$1,992,981	$(6,536,008)

Basic net income (loss) per common share:
Continuing operations	$0.05	$(1.07)
Discontinued operations	—	(0.37)
Net income (loss) per common share	$0.05	$(1.44)

Diluted net income (loss) per common share:
Continuing operations	$0.05	$(1.07)
Discontinued operations	—	(0.37)
Net income (loss) per common share	$0.05	$(1.44)

Weighted average basic common shares outstanding	39,256,336	4,533,217
Weighted average diluted common shares outstanding	40,202,443	4,533,217

Comprehensive income (loss)
Income (loss) available to common stockholders	$1,992,981	$(6,536,008)
Other comprehensive income (loss)
Foreign currency translation adjustment	(92,694)	(148,607)
Net unrealized gain (loss) on derivative securities of related party	2,969,170	(1,242,094)
Other comprehensive income (loss)	2,876,476	(1,390,701)
Total comprehensive income (loss)	$4,869,457	$(7,926,709)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

Three Months Ended March 31, 2021

							Accumulated
	Series A & B				Additional		Other		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Non-Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity

BALANCES, January 1, 2021	132,040	$132	27,753,562	$27,754	$171,397,199	$(121,396,715)	$(1,717,934)	$821,647	$49,132,083
Stock based compensation:
Options	—	—	—	—	19,602	—	—	—	19,602
Issuance of common stock for cash	—	—	21,561,900	21,562	124,961,743	—	—	—	124,983,305
Issuance of common stock for conversion
of convertible notes payable	—	—	183,214	183	449,333	—	—	—	449,516
Financing cost in connection with sales of common stock	—	—	—	—	(4,064,837)	—	—	—	(4,064,837)
Net income	—		—	—	—	1,997,381	—	—	1,997,381
Preferred dividends	—	—	—	—	—	(4,400)	—	—	(4,400)
Net unrealized gain on derivatives
in related party	—	—	—	—	—	—	2,969,170	—	2,969,170
Foreign currency translation adjustments	—	—	—	—	—	—	(92,694)	—	(92,694)
Net income attributable to non-controlling interest								1,080,586	1,080,586

BALANCES, March 31, 2021	132,040	$132	49,498,676	$49,499	$292,763,040	$(119,403,734)	$1,158,542	$1,902,233	$176,469,712

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

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

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31,
	2021	2020

Cash flows from operating activities:
Net loss	$3,077,967	$(6,531,548)
Less: Net loss from discontinued operations	—	(1,697,744)
Net income (loss) from continuing operations	3,077,967	(4,833,804)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	161,713	174,947
Amortization	104,130	83,285
Amortization of right-of-use assets	228,703	122,034
Amortization, related party	7,500	7,500
Interest expense – debt discount	20,044	677,022
Gain on extinguishment of debt	(481,533)	—
Change in fair value of warrant liability	678,769	(4,411)
Accretion of original issue discount on notes receivable – related party	(3,870)	—
Accretion of original issue discount on notes receivable	(64,596)	(3,738)
Increase in accrued interest on notes receivable – related party	(745)	—
Stock-based compensation	19,602	122,763
Realized losses on other investments	—	27,500
Realized gains on sale of marketable securities	(4,891,601)	(14,442)
Unrealized (gains) losses on marketable equity securities	(2,259,739)	121,068
Unrealized (gains) losses on equity securities – related party	(153,576)	181,990
Unrealized (gains) losses on equity securities	(57,560)	92,930
Provision for loan losses	-	1,000,000
Changes in operating assets and liabilities:
Marketable equity securities	(8,869,664)	—
Accounts receivable	300,848	(607,615)
Accrued revenue	104,231	403,955
Inventories	(117,654)	25,590
Prepaid expenses and other current assets	(90,656)	103,636
Other assets	(85,525)	(46,813)
Accounts payable and accrued expenses	(1,709,982)	894,001
Accounts payable, related parties	(3,118)	(9,725)
Other current liabilities	77,677	480,477
Lease liabilities	(229,812)	(115,350)
Net cash used in continuing operating activities	(14,238,447)	(1,117,200)
Net cash provided by discontinued operating activities	—	1,246
Net cash used in operating activities	(14,238,447)	(1,115,954)
Cash flows from investing activities:
Purchase of property and equipment	(4,348,871)	(155,981)
Investment in promissory notes, related parties	(3,594,698)	(50,661)
Investments in derivative liabilities and common stock, related parties	(4,756,302)	(1,413)
Investment in real property, related party	(2,670,000)	—
Purchase of marketable equity securities	-	—
Sales of marketable equity securities	430,124	106,589
Investments in debt and equity securities	(1,787,010)	(510)
Net cash used in investing activities	$(16,726,757)	$(101,976)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	For the Three Months Ended March 31,
	2021	2020

Cash flows from financing activities:
Gross proceeds from sales of common stock and warrants	$124,983,305	$—
Financing cost in connection with sales of equity securities	(4,064,837)	—
Proceeds from notes payable	—	600,000
Proceeds from short-term advances – related party	—	573,754
Payments on short-term advances – related party	—	(28,779)
Payments on notes payable	(971,925)	(80,782)
Payments on advances on future receipts	—	(20,000)
Payments of preferred dividends	(4,400)	(4,460)
Payments on revolving credit facilities, net	(7,973)	231,957
Net cash provided by financing activities	119,934,170	1,271,690

Effect of exchange rate changes on cash and cash equivalents	152,451	89,194

Net increase (decrease) in cash and cash equivalents	89,121,417	142,954

Cash and cash equivalents at beginning of period	18,679,848	483,383

Cash and cash equivalents at end of period	$107,801,265	$626,337

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$658,042	$38,345

Non-cash investing and financing activities:
Cancellation of notes payable into shares of common stock	$449,516	$1,909,350
Payment of accounts payable with digital currency	$118,627	$—
Cancellation of short term advances, related party into shares
of common stock	$—	$739,948
Purchase of marketable equity securities for future payment	$33,647,059	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

March 31, 2021

1. DESCRIPTION OF BUSINESS

Ault Global Holdings, Inc., a Delaware corporation (“Ault Global” or the “Company”), formerly known as DPW Holdings, was incorporated in September 2017. The Company is a diversified holding company owning subsidiaries engaged in the following operating businesses: commercial and defense solutions, commercial lending and advanced textile technology. The Company’s wholly-owned operating subsidiaries are Gresham Worldwide, Inc. (“GWW”), Coolisys Technologies Corp. (“Coolisys”), Gresham Power Electronics Ltd. (f/k/a Digital Power Limited) (“Gresham Power”), Relec Electronics Ltd. (“Relec”), Digital Power Lending, LLC (“DP Lending”), Ault Alliance, Inc. (“Ault Alliance”), Ault Disruptive Technologies Company, LLC and Tansocial LLC (“Tansocial”). The Company also has a controlling interest in Enertec Systems 2001 Ltd (“Enertec”), Microphase Corporation (“Microphase”) and Alliance Cloud Services, LLC (“Alliance Cloud Services”). The Company has three reportable segments:

•	GWW – defense solutions with operations conducted by Microphase, Enertec, Gresham Power and Relec,

•	Coolisys – commercial electronics solutions, and

•	Ault Alliance – commercial lending and digital learning through DP Lending, Alliance Cloud Services and Tansocial.

During March 2020, the Company ceased restaurant operations at I.AM, Inc. (“I.AM”). Management determined that the permanent closing of the restaurant operations at I.AM, which owned and operated the Prep Kitchen brand restaurants located in the San Diego area, met the criteria for presentation as discontinued operations. Accordingly, the results of the restaurant operations segment are presented as discontinued operations in our condensed consolidated statements of operations and comprehensive loss and are excluded from continuing operations for all periods presented. On November 2, 2020, I.AM filed a voluntary petition for bankruptcy under Chapter 7 in the United States Bankruptcy Court in the Central District of California, Santa Ana Division, case number 8:20-bk-13076. As a result of I.AM’s bankruptcy filing on November 2, 2020, Ault Global ceded authority for managing the business to the Bankruptcy Court. For this reason, the Company concluded that Ault Global had lost control of I.AM, and no longer had significant influence over I.AM. Therefore, the Company deconsolidated I.AM effective with the filing of the Chapter 11 bankruptcy in November 2020.

In March 2021, the Company resumed cryptocurrency mining operations due to several factors, which had positively affected the number of active miners the Company operated, including the market prices of digital currencies, and favorable power costs available at the Michigan cloud data center purchased on January 29, 2021.

On January 19, 2021, the Company changed its corporate name from DPW Holdings, Inc., to Ault Global Holdings, Inc. The name change was effected through a parent/subsidiary short merger pursuant to an agreement and plan of merger dated January 7, 2021. The merger and resulting name change do not affect the rights of security holders of the Company. The Company’s common stock continues to be quoted on the NYSE American under the symbol “DPW”.

2. LIQUIDITY AND FINANCIAL CONDITION

As of March 31, 2021, the Company had cash and cash equivalents of $107.8 million, working capital of $119.5 million and total stockholders’ equity of $176.5 million. In the past, the Company has financed its operations principally through issuances of convertible debt, promissory notes and equity securities. During the three months ended March 31, 2021, the Company continued to successfully obtain additional equity financing.

The Company believes its current cash on hand is sufficient to meet its operating and capital requirements for at least the next twelve months from the date these financial statements are issued.

AULT GLOBAL HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

March 31, 2021

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and do not include all the information and disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The Company has made estimates and judgments affecting the amounts reported in our condensed consolidated financial statements and the accompanying notes. The actual results experienced by the Company may differ materially from our estimates. The condensed consolidated financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on April 15, 2021. The condensed consolidated balance sheet as of December 31, 2020 was derived from the Company’s audited 2020 financial statements contained in the above referenced Form 10-K. Results of the three months ended March 31, 2021, are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2020 Annual Report other than disclosed below.

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

AULT GLOBAL HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

March 31, 2021

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company has completed its evaluation process and the January 1, 2021 adoption did not have a material impact to the Company’s consolidated financial statements for the three months ended March 31, 2021.

4. Revenue Disaggregation

The following tables summarize disaggregated customer contract revenues and the source of the revenue for the three months ended March 31, 2021 and 2020. Revenues from lending and trading activities included in consolidated revenues were primarily interest, dividend and other investment income, which are not considered to be revenues from contracts with customers under GAAP.

The Company’s disaggregated revenues consist of the following for the three months ended March 31, 2021 and 2020:

	Three Months ended March 31, 2021
	GWW	Coolisys	Ault Alliance	Total
Primary Geographical Markets
North America	$1,889,262	$1,207,400	$302,039	$3,398,701
Europe	1,910,002	109,141	—	2,019,143
Middle East	2,389,063	—	—	2,389,063
Other	161,692	65,808	—	227,500
Revenue from contracts with customers	6,350,019	1,382,349	302,039	8,034,407
Revenue, lending and trading activities			5,210,222	5,210,222
Total revenue	$6,350,019	$1,382,349	$5,512,261	$13,244,629
Major Goods
RF/Microwave Filters	$1,214,901	$—	$—	$1,214,901
Detector logarithmic video amplifiers	71,070	—	—	71,070
Power Supply Units	238,423	1,382,349	—	1,620,772
Power Supply Systems	2,233,287	—	—	2,233,287
Healthcare diagnostic systems	184,725	—	—	184,725
Defense systems	2,407,613	—	—	2,407,613
Digital currency mining			129,896	129,896
Other	—	—	172,143	172,143
Revenue from contracts with customers	6,350,019	1,382,349	302,039	8,034,407
Revenue, lending and trading activities			5,210,222	5,210,222
Total revenue	$6,350,019	$1,382,349	$5,512,261	$13,244,629
Timing of Revenue Recognition
Goods transferred at a point in time	$3,757,681	$1,382,349	$302,039	$5,442,069
Services transferred over time	2,592,338	—	—	2,592,338
Revenue from contracts with customers	$6,350,019	$1,382,349	$302,039	$8,034,407

AULT GLOBAL HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

March 31, 2021

	Three Month ended March 31, 2020
	GWW	Coolisys	Ault Alliance	Total
Primary Geographical Markets
North America	$1,672,726	$866,928	$-	$2,539,654
Europe	310,569	227,328	—	537,897
Middle East	2,306,288	—	—	2,306,288
Other	97,864	87,579	—	185,443
Revenue from contracts with customers	4,387,447	1,181,835	-	5,569,282
Revenue, lending and trading activities			36,152	36,152
Total revenue	$4,387,447	$1,181,835	$36,152	$5,605,434
Major Goods
RF/Microwave filters	$1,501,380	$—	$—	$1,501,380
Detector logarithmic video amplifiers	288,846	—	—	288,846
Power supply units	—	1,181,835	—	1,181,835
Power supply systems	290,933	—	—	290,933
Healthcare diagnostic systems	214,303	—	—	214,303
Defense systems	2,091,985	—	—	2,091,985
Revenue from contracts with customers	4,387,447	1,181,835	-	5,569,282
Revenue, lending and trading activities			36,152	36,152
Total revenue	$4,387,447	$1,181,835	$36,152	$5,605,434
Timing of Revenue Recognition
Goods transferred at a point in time	$2,081,159	$1,181,835	$-	$3,262,994
Services transferred over time	2,306,288	—	—	2,306,288
Revenue from contracts with customers	$4,387,447	$1,181,835	$-	$5,569,282

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

AULT GLOBAL HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

March 31, 2021

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

The aggregate amount of the transaction price allocated to the performance obligation that is partially unsatisfied as of March 31, 2021, for the MLSE units was $48.0 million, representing 24 MLSE units. Based on our expectations regarding funding of the production process and our experience building the first machines, the Company expects to recognize the remaining revenue related to the partially unsatisfied performance obligation over an estimated three year period. The Company will be paid in installments for this performance obligation over the estimated period that the remaining revenue is recognized.

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

AULT GLOBAL HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

March 31, 2021

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

5. fair value of financial instruments

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurement at March 31, 2021
	Total	Level 1	Level 2	Level 3
Investments in convertible and term promissory notes of AVLP and Ault & Company – related parties	$13,467,783	$—	$—	$13,467,783
Investments in common stock and derivative instruments of AVLP – a related party	10,335,348	819,324	—	9,516,024
Investment in common stock and warrants of Alzamend – a related party	4,487,091	—	—	4,487,091
Investments in marketable equity securities	18,153,863	18,153,863	—	—
Securities purchased under agreement to resell	33,647,059	33,647,059
Investments in debt and equity securities	2,320,539	—	506,574	1,813,965
Total Investments	$82,411,683	$52,620,246	$506,574	$29,284,863

AULT GLOBAL HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

March 31, 2021

	Fair Value Measurement at December 31, 2020
	Total	Level 1	Level 2	Level 3
Investments in convertible promissory notes and advances of AVLP and Alzamend – related parties	$10,668,470	$—	$—	$10,668,470
Investments in common stock and derivative instruments of AVLP – a related party	5,486,140	499,588	—	4,986,552
Investment in common stock and warrants of Alzamend – a related party	653,251	—	—	653,251
Investments in marketable equity securities	2,562,983	2,562,983	—	—
Investments in debt and equity securities	261,767	—	—	261,767
Total Investments	$19,632,611	$3,062,571	$—	$16,570,040

We assess the inputs used to measure fair value using the three-tier hierarchy based on the extent to which inputs used in measuring fair value are observable in the market.

We measure equity investments without readily determinable fair values on a nonrecurring basis. The fair values of these investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. Our other current financial assets and current financial liabilities have fair values that approximate their carrying values.

We assess the inputs used to measure fair value using the three-tier hierarchy based on the extent to which inputs used in measuring fair value are observable in the market.

Investments

We consider all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. The fair values of these investments approximate their carrying values. In general, investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations.

Debt investments are classified as available-for-sale and realized gains and losses are recorded using the specific identification method. The Company made an irrevocable election to record available-for-sale debt investments at fair value utilizing the fair value option available under U.S. GAAP. The Company believed that carrying these investments at fair value better portrayed the economic substance of the investments. Under the fair value option, gains and losses on the debt investments are included in unrealized gains/(losses) on investments within net earnings each reporting period. Fair value is calculated based on publicly available market information or other estimates determined by management. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, credit quality of debt instrument issuers, and the extent to which the fair value is less than cost. To determine credit losses, we employ a systematic methodology that considers available quantitative and qualitative evidence. In addition, we consider specific adverse conditions related to the financial health of, and business outlook for, the investee. If we have plans to sell the security or it is more likely than not that we will be required to sell the security before recovery, then a decline in fair value below cost is recorded as an impairment charge in other income (expense), net and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, we may incur future impairments .

AULT GLOBAL HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

March 31, 2021

Equity investments

The following discusses our marketable equity securities, non-marketable equity securities, gains and losses on marketable and non-marketable equity securities.

Our marketable equity securities are publicly traded stocks or funds measured at fair value and classified within Level 1 and 2 in the fair value hierarchy because we use quoted prices for identical assets in active markets or inputs that are based upon quoted prices for similar instruments in active markets.

Our non-marketable equity securities are investments in privately held companies without readily determinable market values. The carrying value of our non-marketable equity securities is adjusted to fair value upon observable transactions for identical or similar investments of the same issuer or impairment (referred to as the measurement alternative). Non-marketable equity securities that have been remeasured during the period based on observable transactions are classified within Level 2 or Level 3 in the fair value hierarchy because we estimate the value based on valuation methods which may include a combination of the observable transaction price at the transaction date and other unobservable inputs including volatility, rights, and obligations of the securities we hold. The fair value of non-marketable equity securities that have been remeasured due to impairment are classified within Level 3.

We perform a qualitative assessment on a periodic basis and recognize an impairment if there are sufficient indicators that the fair value of the investment is less than carrying value. Changes in value are recorded in other income (expense), net.

Derivatives

Derivative instruments are recognized as either assets or liabilities and measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

For derivative instruments that are not designated as hedges, gains and losses from changes in fair values are primarily recognized in other income (expense), net.

The following table summarizes the changes in investments in debt and equity securities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the three months ended March 31, 2021:

Investments in
debt and equity
securities
Balance at January 1, 2021	$261,767
Investment in convertible promissory notes	500,000
Investment in warrants	1,000,000
Change in fair value of warrants	57,560
Accretion of discount	52,198
Balance at March 31, 2021	$2,320,539

See Note 12 for the changes in investments in AVLP, Alzamend and Ault & Company measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) during the three months ended March 31, 2021.

AULT GLOBAL HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

March 31, 2021

6. Net Income (Loss) per Share

Basic and diluted net income per common share for the three months ended March 31, 2021 are calculated as follows:

	For the Three Months Ended March 31, 2021
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income (loss) attributable to Ault Global Holdings	$1,997,381
Less: Preferred stock dividends	(4,400)

Basic earnings per share
Net income available to common stockholders	1,992,981	39,256,336	$0.05

Effect of dilutive securities
Stock options	-	505,245
8% convertible notes, related party	8,000	275,862
4% convertible notes	6,600	165,000

Diluted earnings per share
Income available to common stockholders plus assumed conversions	$2,007,581	40,202,443	$0.05

For the three months ended March 31, 2020, net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for the three months ended March 31, 2020, as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for the period. Anti-dilutive securities, which are convertible into or exercisable for the Company’s common stock, consist of the following at March 31, 2020:

March 31, 2020
Stock options	950
Warrants	765,422
Convertible notes	561,158
Conversion of preferred stock	2,232
Total	1,329,762

7. Discontinued Operations

On March 16, 2020, to try and mitigate the spread of COVID-19, San Diego County health officials issued orders mandating that all restaurants must end dine-in services. As a result of these temporary closures and the deteriorating business conditions at the Company’s restaurant businesses, the Company concluded that discontinuing the operations of I.AM was ultimately in its best interest.

In the first quarter of 2020, management determined that the permanent closing of the restaurant operations met the criteria for presentation as discontinued operations. Accordingly, the results of the restaurant operations are presented as discontinued operations in the Company’s condensed consolidated statements of operations and comprehensive income (loss) and are excluded from continuing operations for all periods presented. On November 2, 2020, I.AM filed a voluntary petition for bankruptcy under Chapter 7 in the United States Bankruptcy Court in the Central District of California, Santa Ana Division, case number 8:20-bk-13076. As a result of I.AM’s bankruptcy filing on November 2, 2020, Ault Global ceded authority for managing the business to the Bankruptcy Court. For this reason, the Company concluded that Ault Global had lost control of I.AM, and no longer had significant influence over I.AM. Therefore, the Company deconsolidated I.AM effective with the filing of the Chapter 11 bankruptcy in November 2020.

AULT GLOBAL HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

March 31, 2021

The restaurant operations are included in our results as discontinued operations through March 16, 2020, the date of closing of the restaurants. The following tables summarize the major classes of line items included in loss from discontinued operations:

For the Three
Months Ended
March 31, 2020
Revenue	$543,327
Cost of revenue	(160,310)
Selling and marketing	—
General and administrative	(555,445)
Impairment of property and equipment and right-of-use assets	(1,525,316)
Income (loss) from discontinued operations	$(1,697,744)

8. Marketable Equity Securities

Marketable securities in equity securities with readily determinable market prices consisted of the following as of March 31, 2021 and December 31, 2020:

	Marketable equity securities at March 31, 2021
		Gross unrealized	Gross unrealized
	Cost	gains	losses	Fair value
Common shares	$15,225,347	$3,733,672	$(805,156)	$18,153,863

	Marketable equity securities at December 31, 2020
		Gross unrealized	Gross unrealized
	Cost	gains	losses	Fair value
Common shares	$1,505,686	$1,083,532	$(26,235)	$2,562,983

Marketable equity securities

The following table presents additional information about marketable equity securities:

Marketable
Equity Securities
Balance at January 1, 2021	$2,562,983
Purchases of marketable equity securities in operations	62,994,562
Sales of marketable equity securities in operations	(54,124,898)
Sales of marketable equity securities	(430,124)
Realized gains on marketable equity securities	4,891,601
Unrealized gains on marketable equity securities	2,259,739
Balance at March 31, 2021	$18,153,863

AULT GLOBAL HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

March 31, 2021

At March 31, 2021 and December 31, 2020, the Company had invested in the marketable equity securities of certain publicly traded companies. The Company’s investment in marketable equity securities will be revalued on each balance sheet date. The fair value of the Company’s holdings in marketable equity securities at March 31, 2021and December 31, 2020 is a Level 1 measurement based on quoted prices in an active market.

At March 31, 2021 and December 31, 2020, the Company also held an investment in a limited partnership. This investment does not have a readily determinable fair value and has been measured at cost less impairment, if any, and adjusted for observable price changes for identical or similar investments.

Naked Brand Group stock purchase agreement

On March 29, 2021, DP Lending entered into a stock purchase agreement with an institutional investor (the “Seller”) to purchase 47,058,824 shares of Naked Brand Group Limited (the “NAKD shares”). Under the agreement, DP Lending agreed to sell the NAKD shares and pay the Seller 99% of the net proceeds from the sale. As of March 31, 2021, the fair value of the NAKD shares was $33.6 million and is included in securities purchased under agreement to resell. The Company also recorded a $33.3 million stock purchase consideration payable and a $336,000 contract liability as of March 31, 2021.

9. PROPERTY AND EQUIPMENT, NET

At March 31, 2021 and December 31, 2020, property and equipment consist of:

	March 31, 2021	December 31, 2020
Cryptocurrency machines and related equipment	$593,226	$567,216
Computer, software and related equipment	3,340,446	3,056,711
Office furniture and equipment	751,272	489,315
Land	2,566,621	—
Building	1,283,311
Leasehold improvements	1,343,162	1,352,124
	9,878,038	5,465,366
Accumulated depreciation and amortization	(3,589,324)	(3,342,636)
Property and equipment, net	$6,288,714	$2,122,730

For the three months ended March 31, 2021 and 2020, depreciation expense amounted to $162,000 and $175,000 respectively.

Acquisition of Michigan Cloud Data Center

On January 29, 2021, Alliance Cloud Services, LLC, a majority-owned subsidiary of its wholly-owned subsidiary, Ault Alliance, closed on the acquisition of a 617,000 square foot energy-efficient facility located on a 34.5 acre site in southern Michigan for a purchase price of $3.9 million. The facility is subject to a final corrective measures plan with the Environment Protection Agency. The seller performed remedial activities at the Michigan facility relating to historical soil and groundwater contamination and the Company is responsible for ongoing monitoring and final remediation plans. The Company’s estimated cost of the environmental remediation obligation is approximately $300,000 and reflects its best estimate of probable future costs for remediation based on the current assessment data and regulatory obligations. Future costs will depend on many factors, including the extent of work necessary to implement monitoring and final remediation plans and the Company’s time frame for remediation. The Company may incur actual costs in the future that are materially different than this estimate and such costs could have a material impact on results of operations, financial condition, and cash flows during the period in which they are recorded.

AULT GLOBAL HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

March 31, 2021

10. INTANGIBLE ASSETS, NET

At March 31, 2021 and December 31, 2020 intangible assets consist of:

	March 31, 2021	December 31, 2020
Trade name and trademark	$1,555,571	$1,551,197
Customer list	3,391,272	3,441,654
Domain name and other intangible assets	665,295	689,920
	5,612,138	5,682,771
Accumulated depreciation and amortization	(1,371,718)	(1,292,383)
Intangible assets, net	$4,240,420	$4,390,388

The Company’s trade names and trademarks were determined to have an indefinite life. The remaining definite lived intangible assets are primarily being amortized on a straight-line basis over their estimated useful lives. Amortization expense was $104,000 and $83,000, respectively, for the three months ended March 31, 2021 and 2020.

11. GOODWILL

The following table summarizes the changes in our goodwill during the three months ended March 31, 2021:

Goodwill
Balance as of January 1, 2021	$9,645,686
Effect of exchange rate changes	(179,109)
Balance as of March 31, 2021	$9,466,577

12. INVESTMENTS – RELATED PARTIES

Investments in AVLP, Alzamend Neuro, Inc. (“Alzamend”) and Ault and Company, Inc. (“Ault & Company”) at March 31, 2021 and December 31, 2020, are comprised of the following:

	March 31,	December 31,
	2021	2020
Investment in convertible promissory note of AVLP	$13,924,136	$11,269,136
Short term advance in Alzamend	-	750,000
Investment in convertible promissory note of Alzamend	-	50,000
Investment in promissory note of Ault & Company	2,500,000	-
Accrued interest in promissory notes, related parties	2,027,557	2,026,812
Total investment in promissory notes, related parties – gross	18,451,693	14,095,948
Less: original issue discount	(1,560,302)	(3,870)
Less: provision for loan losses	(3,423,608)	(3,423,608)
Total investment in promissory notes, related parties	13,467,783	10,668,470

Investment in derivative instruments of AVLP	9,516,024	4,986,552
Investment in common stock of AVLP	819,324	499,588
Investment in common stock and warrants of Alzamend	4,487,091	653,251
Investments in derivatives and common stock, related parties	14,822,439	6,139,391
Total investments, related parties – net	$28,290,222	$16,807,861

Investments in derivatives and common stock, related parties	$14,822,439	$6,139,391
Investment in promissory notes, related parties	13,467,783	10,668,470
Total investment, related parties – net	$28,290,222	$16,807,861

AULT GLOBAL HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

March 31, 2021

The following table summarizes the changes in our investments in AVLP, Alzamend and Ault & Company during the three months ended March 31, 2021:

		Investment in
	Investment in	promissory notes	Total
	warrants and	and advances	investment
	common stock	of AVLP,	in AVLP,
	of AVLP and	Alzamend and	Alzamend and
	Alzamend	Ault & Company	Ault & Company, net
Balance at January 1, 2021	$6,139,391	$10,668,470	$16,807,861
Investment in convertible promissory notes of AVLP	—	1,094,698	1,094,698
Investment in convertible promissory note of Alzamend	—	(50,000)	(50,000)
Investment in promissory note of Ault & Company	—	2,500,000	2,500,000
Investment in common stock of AVLP and Alzamend	3,046,016	—	3,046,016
Investment in warrants of Alzamend	953,984	—	953,984
Short term advance in Alzamend	—	(750,000)	(750,000)
Fair value of derivative instruments issued by AVLP	1,560,302	—	1,560,302
Unrealized gain in derivative instruments of AVLP	2,969,170	—	2,969,170
Unrealized loss in warrants of Alzamend	(13,086)	—	(13,086)
Unrealized gain in common stock of AVLP and Alzamend	166,662	—	166,662
Accretion of discount	—	3,870	3,870
Accrued Interest	—	745	745
Balance at March 31, 2021	$14,822,439	$13,467,783	$28,290,222

Investments in AVLP

The Company’s investments in AVLP, a related party controlled by Philou Ventures, LLC (“Philou”), an affiliate of the Company, consist of convertible promissory notes, derivative instruments and shares of AVLP common stock. As of March 31, 2021, loans to AVLP totaled $13.9 million and, in addition to the 12% convertible promissory notes, AVLP has issued to the Company warrants to purchase 27.8 million shares of AVLP common stock at an exercise price of $0.50 per share for a period of five years. The warrants are considered derivative financial instruments.

At March 31, 2021, the Company recorded a cumulative unrealized gain on its investment in warrants of AVLP of $1.9 million compared to a cumulative unrealized loss of $1.1 million at December 31, 2020 representing the difference between the cost basis and the estimated fair value of the warrants in the Company’s accumulated other comprehensive income in the stockholder's equity section of the Company’s consolidated balance sheet. During the three months ended March 31, 2021, the Company recognized, in other comprehensive income (loss), net unrealized gain on derivative securities of related party of $3.0 million compared to a net unrealized loss on derivative securities of related party of $1.2 million during the three months ended March 31, 2020. The Company’s investment in AVLP will be revalued on each balance sheet date.

The fair value of the Company’s holdings in the AVLP warrants was estimated using the Black-Scholes option-pricing method and the following assumptions:

Exercise price	$0.50
Remaining contractual term (in years)	1.68 — 5.0
Volatility	68.7% — $104.6%
Weighted average risk free interest rate	0.13% — 2.98%
Expected dividend yield	0%

AULT GLOBAL HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

March 31, 2021

The volatility factor was determined based on historical stock prices for similar technology companies with market capitalizations under $100 million. The warrant valuation is a Level 3 measurement.

During the three months ended March 31, 2021 and 2020, no interest income was recognized from the Company’s investment in AVLP. The Company evaluated the collectability of both interest and principal for the convertible promissory notes in AVLP to determine whether there was an impairment. Based on current information and events, primarily the value of the underlying conversion feature and current economic events, the Company concluded that an impairment existed. At March 31, 2021, the Company determined that the fair value of the convertible promissory notes in AVLP was $12.5 million. The Company’s determination of fair value was based upon the estimated present value of a future liquidity event combined with the closing price of AVLP’s common stock at March 31, 2021. Impairment assessments require significant judgments and are based on significant assumptions related to the borrower’s credit risk, financial performance, expected sales, and estimated fair value of the collateral.

In aggregate, the Company has 999,175 shares of AVLP common stock which represents 18.0% of AVLP’s outstanding shares of common stock. At March 31, 2021, the closing market price of AVLP’s common stock was $0.82, an increase from $0.50 at December 31, 2020. Based upon the closing market price of AVLP common stock at March 31, 2021, the Company’s investment in AVLP common stock had an unrealized gain of $71,000.

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

Investments in Alzamend

At December 31, 2020, the Company had provided Alzamend a short-term advance of $750,000 and invested $50,000 in an 8% convertible promissory note. In conjunction with the issuance of the 8% convertible promissory note, Alzamend issued to the Company warrants to purchase 16,667 shares of Alzamend common stock at an exercise price of $3.00 per share for a period of five years.

On March 9, 2021, DP Lending, entered into a securities purchase agreement with Alzamend to invest $10.0 million in Alzamend common stock and warrants, subject to the achievement of certain milestones. DP Lending funded $4.0 million upon execution of the securities purchase agreement, which included the conversion of the short term advance and convertible promissory note in the aggregate amount of $800,000. The remaining $6.0 million will be funded upon Alzamend achieving certain milestones related to the U.S. Food and Drug Administration approval of Alzamend’s Investigational New Drug application and Phase 1a human clinical trials for Alzamend’s lithium based ionic cocrystal therapy, known as AL001. Under the securities purchase agreement, in aggregate, Alzamend has agreed to sell up to 6,666,667 shares of its common stock to DP Lending for $10.0 million, or $1.50 per share, and issue to DP Lending warrants to acquire up to 3,333,334 shares of Alzamend common stock with an exercise price of $3.00 per share. The transaction was approved by the Company’s independent directors after receiving a third-party valuation report of Alzamend.

In addition to the Alzamend common shares purchase on March 9, 2021, the Company also held 427,888 shares of Alzamend common stock that it had acquired in during the years ended December 31, 2020 and 2019 for $252,000. At March 31, 2021, the estimated fair value of Alzamend’s common stock was $1.14. Based upon the estimated fair value of Alzamend common stock at March 31, 2021, the Company’s investment in Alzamend common stock had an unrealized gain of $236,000.

AULT GLOBAL HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

March 31, 2021

Investment in Ault & Company, Inc.

On February 25, 2021, Ault & Company, a related party, sold and issued an 8% Secured Promissory Note in the principal amount of $2.5 million to the Company. The principal amount of the Secured Promissory Note, plus any accrued and unpaid interest at a rate of 8% per annum, is due and payable on February 25, 2022.

13. OTHER INVESTMENTS, RELATED PARTIES

Executive Chairman relocation benefit

On February 23, 2021, as part of a relocation benefit for our Executive Chairman, Milton C. Ault, III, related to the Company moving its corporate headquarters from Newport Beach, CA to Las Vegas, NV, the Company agreed to purchase Mr. Ault’s California residence for $2.7 million. The transaction was structured such that upon the closing of the subsequent sale of the residence, the Company shall have not recognized a gain or a loss on the transaction. The Company and Mr. Ault agreed to escrow $254,000 of the purchase price in the event of a loss on the subsequent sale of the residence. During April 2021, the Company entered into an agreement for the subsequent sale of the residence, which closed on April 19, 2021.

14. STOCK-BASED COMPENSATION

The options outstanding as of March 31, 2021, have been classified by exercise price, as follows:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$480 - $560	894	4.70	$537.34	695	$530.84
$1,208 - $1,352	25	3.00	$1,336.00	25	$1,336.00
$480 - $1,352	919	4.65	$559.07	720	$558.82

Issuances outside of Plans
$1.79	850,000	9.47	$1.79	0	$0.00

Total Options
$480 - 1,856	850,919	9.47	$2.39	720	$558.82

On March 31, 2021 and December 31, 2020, there was no aggregate intrinsic value of stock options that were outstanding and exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the fair value of such awards as of the period-end date.

AULT GLOBAL HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

March 31, 2021

A summary of option activity under the Company's stock option plans as of March 31, 2021, and changes during the three months ended are as follows:

		Outstanding Options
				Weighted
			Weighted	Average
	Shares		Average	Remaining	Aggregate
	Available	Number	Exercise	Contractual	Intrinsic
	for Grant	of Shares	Price	Life (years)	Value
January 1, 2021	6,693	925	$564.43	4.87	$—
Forfeited [1]	—	(6)	$1,352.00
March 31, 2021	6,693	919	$559.07	4.65	$—

1 Includes options that were issued pursuant to the Company’s 2002 Plan and are not available for future issuance.

15. WARRANTS

During the three months ended March 31, 2021, the Company did not issue any warrants. The following table summarizes information about common stock warrants outstanding at March 31, 2021:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$ —	6,500	3.00	$—	6,500	$—
$0.88 - $1.91	3,237,016	4.05	$1.43	3,237,016	$0.88 - $1.91
$8.00 - $19.80	53,452	3.13	$12.74	53,452	$8.00 - $19.80
$440 - $920	16,225	1.95	$733.40	16,225	$440 - $920
$1,040 - $2,000	2,367	1.93	$1,404.85	2,367	$1,040 - $2,000
$0.88 - $2,000	3,315,560	4.02	$6.19	3,315,560	$6.19

Warrant issuances during 2020 requiring shareholder approval

Rule 713 of the NYSE American, the national securities exchange on which the Common Stock is listed, requires stockholder approval of a transaction, other than a public offering, involving the sale, issuance or potential issuance by an issuer of Common Stock (or securities convertible into or exercisable for Common Stock) at a price less than the greater of book or market value which together with sales by officers, directors or principal stockholders of the issuer equals 20% or more of presently outstanding Common Stock, or equal to 20% or more of presently outstanding stock for less than the greater of book or market value of the stock, or when the issuance or potential issuance of additional shares will result in a change of control of the issuer. Accordingly, absent shareholder approval, the holders of warrants issued between October 22, 2020 and November 19, 2020 to purchase an aggregate of 2,627,394 shares of Common Stock are prohibited from exercising the warrants and receiving shares of Common Stock unless stockholder approval is obtained for the warrants. The Company anticipates seeking stockholder approval for the exercise of all the warrants during July 2021.

AULT GLOBAL HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

March 31, 2021

The Company utilized the Black-Scholes option pricing model and the assumptions used during the three months ended March 31, 2020:

Exercise price	$0.88 - $1.91
Remaining contractual term (in years)	5.0
Volatility	86.3%
Weighted average risk free interest rate	0.46% — 1.38%
Expected dividend yield	0%

16. OTHER CURRENT LIABILITIES

Other current liabilities at March 31, 2021 and December 31, 2020 consist of:

	March 31, 2021	December 31, 2020
Accrued payroll and payroll taxes	$1,497,374	$1,411,728
Warranty liability	91,043	90,640
Other accrued expenses	248,520	287,457
	$1,836,937	$1,789,825

17. LEASES

We have operating leases for office space. Our leases have remaining lease terms of 2 month to 11 years, some of which may include options to extend the leases perpetually, and some of which may include options to terminate the leases within 1 year.

The following table provides a summary of leases by balance sheet category as of March 31, 2021:

March 31, 2021
Operating right-of-use assets	$4,816,798
Operating lease liability - current	855,933
Operating lease liability - non-current	4,020,877

The components of lease expenses for the three months ended March 31, 2021, were as follows:

Three Months Ended
March 31, 2021
Operating lease cost	$345,755
Short-term lease cost	—
Variable lease cost	—

The following tables provides a summary of other information related to leases for the three months ended March 31, 2021:

March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$346,864
Right-of-use assets obtained in exchange for new operating lease liabilities	$—
Weighted-average remaining lease term - operating leases	6.4 years
Weighted-average discount rate - operating leases	9.0%

AULT GLOBAL HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

March 31, 2021

The Company determined that using a discount rate of 9% is reasonable, as this is consistent with the mortgage rates for commercial properties for the time period commensurate with the terms of the leases.

Maturity of lease liabilities under our non-cancellable operating leases as of March 31, 2021, are as follows:

Payments due by period
2021 (remainder)	$1,033,945
2022	1,292,334
2023	992,390
2024	914,693
2025	697,692
Thereafter	1,793,975
Total lease payments	6,725,029
Less interest	(1,848,219)
Present value of lease liabilities	$4,876,810

18. NOTES PAYABLE

Notes Payable at March 31, 2021 and December 31, 2020, are comprised of the following:

	March 31, 2021	December 31, 2020
Esousa purchased notes	$—	$200,000
Short-term notes payable	1,087,491	1,088,899
Notes payable to Wells Fargo	174,290	182,615
Note payable to Dept. of Economic and Community Development	185,546	196,597
Paycheck Protection Program Loans	447,201	1,162,302
SBA Economic Injury Disaster Loan	150,000	150,000
Short term bank credit	429,195	1,404,096
Total notes payable	$2,473,723	$4,384,509
Less: current portion	(2,154,676)	(4,048,009)
Notes payable – long-term portion	$319,047	$336,500

Master Exchange Agreement

On February 10, 2020, the Company entered into a master exchange agreement (the “Master Exchange Agreement”) with Esousa Holdings, LLC (“Esousa” or the “Creditor”) which acquired certain promissory notes that had been previously issued by the Company. During January 2021, the Company issued to the investor an aggregate of 183,214 shares of the Company’s common stock upon the exchange of principal and interest in the amount of $200,000 and $15,948, respectively. A loss on extinguishment of $234,000 was recognized on the issuance of common stock based on the fair value of the Company’s common stock at the date of the exchanges.

Paycheck Protection Program

During April 2020, the Company received loans under the Paycheck Protection Program (“PPP”) in the principal amount of $715,000 and the Company’s majority owned subsidiary, Microphase, received loans in the principal amount of $467,000. The principal of the loan may be forgiven up to the total cost of payroll, mortgage interest payments, rent and utility payments made during the eight-week period after origination. On January 11, 2021, the Company received forgiveness in the principal amount of $715,000. The Company expects the remaining amount received under the PPP shall also be forgiven.

AULT GLOBAL HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

March 31, 2021

19. NOTES PAYABLE – RELATED PARTIES

Notes Payable – Related parties at March 31, 2021 and December 31, 2020, are comprised of the following:

	March 31, 2021	December 31, 2020
Notes payable, related parties	$215,572	$239,355
Less: current portion	(149,489)	(187,818)
Notes payable, related parties – long-term portion	$66,083	$51,537

Microphase is a party to several notes payable agreements with six of its past officers, employees and their family members. As of March 31, 2021, the aggregate outstanding balance pursuant to these notes payable agreements, inclusive of $33,000 of accrued interest, was $248,000, with annual interest rates ranging between 3.00% and 6.00%.

20. CONVERTIBLE NOTES

Convertible Notes Payable at March 31, 2021 and December 31, 2020, are comprised of the following:

	March 31, 2021	December 31, 2020
4% Convertible promissory note	$660,000	$660,000
Less: Unamortized debt discounts	(253,673)	(273,717)
Total convertible notes payable, net of financing cost	$406,327	$386,283

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

The Company computed the fair value of the warrants using the Black-Scholes option pricing model and, as a result of this calculation, recorded debt discount in the amount of $58,000based on the estimated fair value of the warrants. At the time of issuance of the note, the closing price of the Common Stock was in excess of the effective conversion price, resulting in a beneficial conversion feature (“BCF”) of $188,000, based on the difference between the effective conversion price and the fair value of the Company’s common stock at the commitment date of the transaction.

In aggregate, the Company recorded a debt discount in the amount of $406,896 based on the relative fair values of the warrants, BCF and OID. During the three months ended March 31, 2021 and 2020, non-cash interest expense of $20,000 and $20,000, respectively, was recorded from the amortization of debt discounts. The fair value of the warrants was estimated using the Black-Scholes option-pricing method. The risk-free rate of 2.18% was derived from the U.S. Treasury yield curve, matching the term of the warrant, in effect at the measurement date. The volatility factor of 87.51% was determined based on historical stock prices of similar technology companies.

AULT GLOBAL HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

March 31, 2021

21. COMMITMENTS AND CONTINGENCIES

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

The Company intends to vigorously defend against the claims asserted against it in this action.

On April 13, 2020, the Company and its subsidiary, jointly filed a motion to dismiss the Complaint in its entirety as against us, and the promissory estoppel claim as against its subsidiary. On the same day, the Company’s subsidiary also filed a partial Answer to the Complaint in connection with the breach of contract claim.

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

On December 4, 2020, the Court issued an Order directing the Parties to engage in limited discovery (the “Limited Discovery”) to be completed by March 4, 2021. In connection therewith, the Court also denied the defendants’ Motion to Dismiss without prejudice.

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

AULT GLOBAL HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

March 31, 2021

The Complaint asserts causes of action for declaratory judgment, specific performance, breach of contract, conversion, attorneys’ fees, permanent injunction, enforcement of Guaranty, unjust enrichment, money had and received, and fraud arising from: (i) a series of transactions entered into between Gu and us, as well as Gu and Ault, in or about May 2019; and (ii) a term sheet entered into between Plaintiffs and DPW, in or about July 2019. The Complaint seeks, among other things, monetary damages in excess of $1.1 million, plus a decree of specific performance directing the Company to deliver unrestricted shares of common stock to Gu, plus attorneys’ fees and costs.

The Company intends to vigorously defend against the claims asserted against it in this action.

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

AULT GLOBAL HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

March 31, 2021

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

22. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 25.0 million shares of Preferred Stock $0.001 par value. The Board has designated 1.0 million shares as Series A Convertible Preferred Stock (the “Series A Preferred Stock”), 500,000 shares as Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and 2,500 shares as Series C Convertible Redeemable Preferred Stock (the “Series C Preferred Stock”). The rights, preferences, privileges and restrictions on the remaining authorized 23.5 million shares of Preferred Stock have not been determined. The Board is authorized to designate a new series of preferred shares and determine the number of shares, as well as the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred shares. As of March 31, 2021, there were 7,040 shares of Series A Preferred Stock, 125,000 shares of Series B Preferred Stock and no other shares of Preferred Stock issued or outstanding.

Common Stock

Common stock confers upon the holders the rights to receive notice to participate and vote at any meeting of stockholders of the Company, to receive dividends, if and when declared, and to participate in a distribution of surplus of assets upon liquidation of the Company. The Class B common stock carries the voting power of 10 shares of Class A common stock.

2021 ATM Offering

On January 22, 2021, the Company entered into an At-The-Market Issuance Sales Agreement, as amended on February 17, 2021 and thereafter on March 5, 2021 (the “2021 Sales Agreement”) with Ascendiant Capital Markets, LLC, or the sales agent, relating to the sale of shares of Common Stock offered by a prospectus supplement and the accompanying prospectus, as amended by the amendments to the sales agreement dated February 16, 2021 and March 5, 2021. In accordance with the terms of the 2021 Sales Agreement, the Company may offer and sell shares of Common Stock having an aggregate offering price of up to $200.0 million from time to time through the sales agent. As of March 5, 2021, the Company had sold an aggregate of 21.6 million shares of Common Stock pursuant to the sales agreement for gross proceeds of $125.0 million.

AULT GLOBAL HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

March 31, 2021

Issuance of common stock for conversion of debt

During January 2021, the Company issued to Esousa an aggregate of 183,214 shares of the Company’s common stock upon the exchange of principal and interest in the amount of $200,000 and $16,000, respectively. A loss on extinguishment of $234,000 was recognized on the issuance of common stock based on the fair value of the Company’s common stock at the date of the exchanges.

23. RELATED PARTY TRANSACTIONS

a.	The Company and AVLP entered into a Loan and Security Agreement (“AVLP Loan Agreement”) with an effective date of August 21, 2017. At March 31, 2021, the Company has provided loans to AVLP in the principal amount $13.9 million and, in addition to the 12% convertible promissory notes, AVLP has issued to the Company warrants to purchase 27.8 million shares of AVLP common stock. Under the terms of the AVLP Loan Agreement, any notes issued by AVLP are secured by the assets of AVLP. As of March 31, 2021, the Company recorded contractual interest receivable attributed to the AVLP Loan Agreement of $2.0 million, and a provision for loan loss of $3.4 million.

The Company owns 999,175 shares of AVLP common stock that it acquired in the open market. At March 31, 2021, the Company’s investment in AVLP common stock had an unrealized gain of $71,000.

Philou is AVLP’s controlling shareholder. Mr. Ault is Chairman of AVLP’s Board of Directors and the Executive Chairman of the Board of the Company. Mr. Horne is the Chief Financial Officer and a director of AVLP and Chief Executive Officer, Vice Chairman and Director of the Company. Mr. Nisser is General Counsel of AVLP and President, General Counsel and Director of the Company.

In March 2017, the Company was awarded a $50.0 million purchase order by MTIX to manufacture, install and service the Multiplex Laser Surface Enhancement (“MLSE”) plasma-laser system. On April 12, 2019, the Company received payment of $2.7 million for manufacturing services performed on the first MLSE system. At December 31, 2020, the Company had recorded a receivable from MTIX of $1.2 million.

b.	On March 12, 2021, DP Lending, entered into a securities purchase agreement with Alzamend to invest $10.0 million in Alzamend common stock and warrants, subject to the achievement of certain milestones. DP Lending funded $4.0 million upon execution of the securities purchase agreement, which included the conversion of a short-term advance of $750,000 and a convertible promissory note of $50,000. The remaining $6.0 million will be funded upon Alzamend achieving certain milestones related to the U.S. Food and Drug Administration approval of Alzamend’s Investigational New Drug application and Phase 1a human clinical trials for Alzamend’s lithium based ionic cocrystal therapy, known as AL001. Under the securities purchase agreement, in aggregate, Alzamend has agreed to sell up to 6,666,667 shares of its common stock to DP Lending for $10.0 million, or $1.50 per share, and issue to DP Lending warrants to acquire up to 3,333,334 shares of Alzamend common stock with an exercise price of $3.00 per share. The transaction was approved by the Company’s independent directors after receiving a third-party valuation report of Alzamend.

In addition to the Alzamend common shares purchased on March 9, 2021, the Company also held 427,888 shares of Alzamend common stock that it had acquired during the years ended December 31, 2020 and 2019 for $252,000. At March 31, 2021, the estimated fair value of Alzamend’s common stock was $1.50. Based upon the estimated fair value of Alzamend common stock at March 31, 2021, the Company’s investment in Alzamend common stock had an unrealized gain of $236,000.

AULT GLOBAL HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

March 31, 2021

Mr. Ault is Executive Chairman of Alzamend’s Board of Directors and the Chairman of the Board. Mr. William B. Horne and Mr. Henry Nisser are directors of Alzamend and the Company. Mr. Kenneth S. Cragun is Chief Financial Officer of Alzamend and the Company.

c.	On February 25, 2021, Ault & Company, a related party, sold and issued an 8% Secured Promissory Note in the principal amount of $2.5 million to the Company. The principal amount of the Secured Promissory Note, plus any accrued and unpaid interest at a rate of 8% per annum, is due and payable on February 25, 2022, Ault and Company is the Manager of Philou which presently owns 125,000 shares of the Company’s Series B Preferred Stock. Mr. Ault and Mr. Horne serve as the Chief Executive Officer and Chief Financial Officer, respectively, of Ault & Company.

d.	On February 23, 2021, as part of a relocation benefit for our Executive Chairman, Milton C. Ault, III, related to the Company moving its corporate headquarters from Newport Beach, CA to Las Vegas, NV, the Company agreed to purchase Mr. Ault’s California residence for $2.7 million. The transaction was structured such that upon the closing of the subsequent sale of the residence, the Company shall have not recognized a gain or a loss on the transaction. During April 2021, the Company entered into an agreement for the subsequent sale of the residence, which closed on April 19, 2021.

24. SEGMENT, CUSTOMERS AND GEOGRAPHICAL INFORMATION

The Company has three reportable segments; see Note 1 for a brief description of the Company’s business.

The following data presents the revenues, expenditures and other operating data of the Company’s operating segments and presented in accordance with ASC No. 280. The total income (loss) from operations of the Company’s reportable segments is different than the Company’s consolidated income (loss) from operations due to Ault Global Holdings corporate expenses.

	Three Months ended March 31, 2021
	GWW	Coolisys	Ault Alliance	Total
Revenue	$6,350,019	$1,382,349	$172,143	$7,904,511
Revenue, lending and trading activities	—	—	5,210,222	5,210,222
Revenue, cryptocurrency mining	—	—	129,896	129,896
Total revenues	$6,350,019	$1,382,349	$5,512,261	$13,244,629

Depreciation and
amortization expense	$213,217	$6,810	$45,816	$265,843

Loss from operations	$211,658	$(200,332)	$4,033,013	$4,044,339

Capital expenditures for
segment assets, as of
March 31, 2021	$92,268	$-	$4,256,603	$4,348,871

Identifiable assets as of
March 31, 2021	$29,838,776	$1,720,894	$202,470,739	$234,030,409

AULT GLOBAL HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

March 31, 2021

	Three Months ended March 31, 2020
	GWW	Coolisys	Ault Alliance	Total
Revenue	$4,387,447	$1,181,835	$—	$5,569,282
Revenue, lending and trading activities	—	—	36,152	36,152
Total revenues	$4,387,447	$1,181,835	$36,152	$5,605,434

Depreciation and
amortization expense	$150,014	$108,218	$—	$258,232

Loss from operations	$95,756	$(218,544)	$(35,713)	$(158,501)

Capital expenditures for
segment assets, as of
March 31, 2020	$138,672	$669	$16,640	$155,981

Identifiable assets as of
March 31, 2020	$20,827,301	$15,352,192	$1,586,215	$37,765,708

Concentration Risk:

The following tables provide the percentage of total revenues for the three months ended March 31, 2021 and 2020 attributable to a single customer from which 10% or more of total revenues are derived.

For the Three Months Ended
March 31, 2021

	Total Revenues	Percentage of
	by Major	Total Company
	Customers	Revenues
Customer A	$2,107,072	16%

For the Three Months Ended
March 31, 2020

	Total Revenues	Percentage of
	by Major	Total Company
	Customers	Revenues
Customer A	$1,854,295	33%

Revenue from Customer A is attributable to Enertec. Further, at March 31, 2021, MTIX represented all the Company’s accounts and other receivable, related party.

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

Issuance of Common Stock for Convertible Promissory Note

On May 12, 2021, the Company issued 275,862 shares of Common Stock to Ault & Company, Inc. upon the conversion of $400,000 of principal on an 8% Convertible Promissory Note dated February 5, 2020.

AULT GLOBAL HOLDINGS AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited (Continued)

March 31, 2021

Sale of Naked Brand Group Stock

In April 22, 2021, DP Lending sold 47,058,824 shares of Naked Brand Group Limited for gross proceeds of $29.3 million. DP Lending remitted 99% of the proceeds to the institutional investor and retained 1% or $293,000, which will be recorded as revenue in April 2021.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this quarterly report, the “Company,” “DPW Holdings,” “we,” “us” and “our” refer to Ault Global Holdings, Inc., a Delaware corporation, our wholly-owned subsidiaries, Gresham Worldwide, Inc., Coolisys Technologies, Corp, Ault Alliance, Inc., Digital Power Lending, LLC, Digital Farms, Inc., Gresham Power Electronics, Enertec Systems 2001 Ltd. and our majority owned subsidiary, Microphase Corporation.

Recent Developments

2021 ATM Offering

On January 22, 2021, we entered into an At-The-Market Issuance Sales Agreement, as amended on February 17, 2021 and thereafter on March 5, 2021 (the “2021 Sales Agreement”) with Ascendiant Capital Markets, LLC, or the sales agent, relating to the sale of shares of Common Stock offered by a prospectus supplement and the accompanying prospectus, as amended by the amendments to the sales agreement dated February 16, 2021 and March 5, 2021. In accordance with the terms of the 2021 Sales Agreement, we may offer and sell shares of Common Stock having an aggregate offering price of up to $200 million from time to time through the sales agent. As of March 5, 2021, we sold an aggregate of 21.6 million shares of Common Stock pursuant to the sales agreement for gross proceeds of $125 million.

Issuance of common stock for conversion of debt

During January 2021, principal and accrued interest of $200,000 and $16,000, respectively, on our debt securities was satisfied through the issuance of 183,214 shares of Common Stock. We recognized a loss on extinguishment of $234,000 as a result of this issuance.

Acquisition of Michigan Cloud Data Center

On January 29, 2021, Alliance Cloud Services, LLC, a majority-owned subsidiary of its wholly-owned subsidiary, Ault Alliance, closed on the acquisition of a 617,000 square foot energy-efficient facility located on a 34.5 acre site in southern Michigan for a purchase price of $3.9 million. The purchase price was paid by the Company’s own working capital.

Investment in Alzamend Neuro, Inc.

On March 12, 2021, we announced that its wholly owned subsidiary, DP Lending, entered into a securities purchase agreement with Alzamend, a related party, to invest $10 million in Alzamend common stock and warrants, subject to the achievement of certain milestones. We agreed to fund $4 million upon execution of the securities purchase agreement and to fund the balance upon Alzamend achieving certain milestones related to the U.S. Food and Drug Administration approval of Alzamend’s Investigational New Drug application and Phase 1a human clinical trials for Alzamend’s lithium based ionic cocrystal therapy, known as AL001. Under the securities purchase agreement, Alzamend has agreed to sell up to 6,666,667 shares of its common stock to DPL for $10 million, or $1.50 per share, and issue to DPL warrants to acquire up to 3,333,334 shares of Alzamend common stock with an exercise price of $3.00 per share. The transaction was approved by our independent directors after receiving a third-party valuation report of Alzamend.

Investment in Ault & Company, Inc.

$2.5 million 8% one year On February 25, 2021, Ault & Company, a related party, sold and issued an 8% Secured Promissory Note in the principal amount of $2.5 million to us. The principal amount of the Secured Promissory Note, plus any accrued and unpaid interest at a rate of 8% per annum, is due and payable on February 25, 2022.

Executive Chairman relocation benefit

On February 23, 2021, as part of a relocation benefit for our Executive Chairman, Milton C. Ault, III, related to our moving its corporate headquarters from Newport Beach, CA to Las Vegas, NV, we agreed to purchase Mr. Ault’s California residence for the appraised market value of the property of $2.7 million. The transaction was structured such that upon the closing of the subsequent sale of the residence, the Company shall have not recognized a gain or a loss on the transaction. During April 2021, the Company entered into an agreement for the subsequent sale of the residence, which closed on April 19, 2021.

Forgiveness of Debt

On January 11, 2021we received forgiveness of a loan under the PPP in the principal amount of $715,000.

Impact of Coronavirus on Our Operations

The COVID-19 pandemic continues to present significant business challenges in 2021. During the first quarter of 2021, we continued to experience impacts in each of our business areas related to COVID-19, primarily in continued increased coronavirus-related costs, delays in supplier deliveries, impacts of travel restrictions, site access and quarantine restrictions, and the impacts of remote work and adjusted work schedules. During the first quarter, we continued to take measures to protect the health and safety of our employees, including measures to facilitate the provision of vaccines to our employees in line with state and local guidelines. We also continued to work with our customers and suppliers to minimize disruptions.

Although the COVID-19 pandemic did not have a significant impact on our financial results in the first quarter of 2021, the ultimate impact of COVID-19 on our operations and financial performance in future periods, including our ability to execute our programs in the expected timeframe, remains uncertain and will depend on future pandemic related developments, including the duration of the pandemic, any potential subsequent waves of COVID-19 infection, the effectiveness, distribution and acceptance of COVID-19 vaccines, and related government actions to prevent and manage disease spread, all of which are uncertain and cannot be predicted. The long-term impacts of COVID-19 on demand for our products and services are also difficult to predict but could negatively affect our future results and business operations. For additional risks to the corporation related to the COVID-19 pandemic, see Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

We are a Delaware corporation with our corporate office located at 11411 Southern Highlands Pkwy #240, Las Vegas, Nevada 89141. Our phone number is 949-444-5464 and our website address is www.aultglobal.com.

Results of Operations

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

The following table summarizes the results of our operations for the three months ended March 31, 2021 and 2020.

	For the Three Months Ended
	March 31,
	2021	2020

Revenue	$7,904,511	$5,569,282
Revenue, cryptocurrency mining	129,896	—
Revenue, lending and trading activities	5,210,222	36,152
Total revenue	13,244,629	5,605,434
Cost of revenue	5,107,908	3,853,435
Gross profit	8,136,721	1,751,999
Total operating expenses	6,935,728	4,681,783
Income (loss) from continuing operations	1,200,993	(2,929,784)
Interest income	36,923	320
Interest expense	(313,934)	(1,086,163)
Change in fair value of marketable equity securities	1,959,791	(365,359)
Realized gain on marketable securities	397,331	—
Gain (loss) on extinguishment of debt	481,533	(463,134)
Change in fair value of warrant liability	(678,769)	4,411

Income (loss) from continuing operations before income taxes	3,083,868	(4,839,709)
Income tax (expense) benefit	(5,901)	5,905
Net income (loss) from continuing operations	3,077,967	(4,833,804)
Net loss from discontinued operations, net of taxes	—	(1,697,744)
Net income (loss)	3,077,967	(6,531,548)
Less: Net gain attributable to non-controlling interest	(1,080,586)	—
Net income (loss) attributable to Ault Global Holdings	1,997,381	(6,531,548)
Preferred dividends	(4,400)	(4,460)
Net income (loss) available to common stockholders	$1,992,981	$(6,536,008)

Comprehensive income (loss)
Income (loss) available to common stockholders	$1,992,981	$(6,536,008)
Other comprehensive income (loss)
Foreign currency translation adjustment	(92,694)	(148,607)
Net unrealized gain (loss) on derivative securities of related party	2,969,170	(1,242,094)
Other comprehensive income (loss)	2,876,476	(1,390,701)
Total comprehensive income (loss)	$4,869,457	$(7,926,709)

Revenues

Revenues by segment for the three months ended March 31, 2021 and 2020 are as follows:

	For the Three Months Ended March 31,		Increase
	2021	2020	(Decrease)%

GWW	$6,350,019	$4,387,447	$1,962,572	45%
Coolisys	1,382,349	1,181,835	200,514	17%
Ault Alliance:
Revenue, cryptocurrency mining	129,896	—	129,896	-
Revenue, lending and trading activities	5,210,222	36,152	5,174,070	14312%
Other	172,143	—	172,143	—
Total revenue	$13,244,629	$5,605,434	$7,639,195	136%

Our revenues increased by $7,639,195, or 136%, to $13,244,629 for the three months ended March 31, 2021, from $5,605,434 for the three months ended March 31, 2020.

GWW

GWW revenues increased by $2.0 million, or 45%, to $6.4 million for the three months ended March 31, 2021, from $4.4 million for the three months ended March 31, 2020. The increase in revenue from our Gresham Worldwide segment for customized solutions for the military markets reflected the benefit of capital that was allocated to our defense business based on the overall improved capital structure of the Company. GWW revenue in 2021 includes $1.8 million from Relec, which was acquired on November 30, 2020. Revenue from Enertec, which largely consists of revenue recognized over time, for the three months ended March 31, 2021 increased $133,000 or 5.8% from the prior-year period.

Coolisys

Coolisys revenues increased by $201,000, or 16%, to $1.4 million for the three months ended March 31, 2021, from $1.2 million for three months ended March 31, 2020.

Ault Alliance

Revenues from our cryptocurrency mining operations revenues increased by $130,000, or 100% from the three months ended March 31, 2020, as we resumed our cryptocurrency mining operations during the first quarter of 2021, due to improved business conditions. Our decision to resume cryptocurrency mining operations in 2021 was based on several factors, which had positively affected the number of active miners we operated, including the market prices of digital currencies, and favorable power costs available at our Michigan data center.

Revenues from our lending and trading activities increased to $5.2 million, for the three months ended March 31, 2021, from $36,000 for the three months ended March 31, 2020 attributed to a significant allocation of capital from our recent equity financing transactions to our loan and investment portfolio. Under its business model, DP Lending generates revenue through origination fees charged to borrowers and interest generated from each loan. DP Lending may also generate income from appreciation of investments in marketable securities as well as any shares of common stock underlying convertible notes or warrants issued to DP Lending in any particular financing.

Gross margins

Gross margins increased to 61.2% for the three months ended March 31, 2021 compared to 31.3% for the three months ended March 31, 2020. Our gross margins have typically ranged between 33% and 37%, with slight variations depending on the overall composition of our revenue.

Our gross margins of 61.2% recognized during the three months ended March 31, 2021, were impacted by the favorable margins from our lending and trading activities. Excluding the effects of margin from our lending and trading activities, our adjusted gross margins for the three months ended March 31, 2021, would have been 36.1%, consistent with our historical average.

Engineering and product development

Engineering and product development expenses increased by $161,000 to $602,000 for the three months ended March 31, 2021, from $441,000 for the three months ended March 31, 2020. The increase in engineering and product development expenses is due to cost incurred at Coolisys related to the development of our electric vehicle charger products.

Selling and marketing

Selling and marketing expenses were $1.2 million for the three months ended March 31, 2021, compared to $338,000 for the three months ended March 31, 2020, an increase of $903,000 or 267.1%. The increase was the result of increases in personnel costs directly attributed to an increase in sales and marketing personnel and consultants primarily at Ault Alliance related to digital marketing through Tansocial and digital learning.

General and administrative

General and administrative expenses were $5.1 million for the three months ended March 31, 2021, compared to $2.9 million for the three months ended March 31, 2020, an increase of $2.2 million. General and administrative expenses increased from the comparative prior period, mainly due to higher consulting, audit, legal and insurance costs. In addition, we have increased our general and administrative costs related to our Michigan Data Center, operated by Alliance Cloud Services. General and administrative expenses in 2021 include $341,000 of costs from Relec, which was acquired on November 30, 2020.

Income (loss) from continuing operations

We recorded income from continuing operations of $1.2 million for the three months ended March 31, 2021, compared to an operating loss of $2.9 million for the three months ended March 31, 2020. The prior year period included a $1.0 million provision for credit losses. In addition, the improve in operating results is attributable to an increase in revenue and gross margins partially offset by the increase in general and administrative expenses.

Provision for credit losses

Loans are generally carried at the amount of unpaid principal, adjusted for unearned loan fees and original issue discount, which are amortized over the term of the loan using the effective interest rate method. Interest on loans is accrued based on the principal amounts outstanding. During the three months ended March 31, 2021 and 2020, we evaluated the collectability of both interest and principal for the convertible promissory notes in AVLP to determine whether there was an impairment. As of March 31, 2020, based on information and events available at that time, primarily the value of the underlying conversion feature and recent economic events, we concluded that an impairment existed and, accordingly, we recorded a $1.0 million provision for credit losses.

Interest income

Interest income was $37,000 for the three months ended March 31, 2021 compared to $320 for the three months ended March 31, 2020.

Interest expense

Interest expense was $314,000 for the three months ended March 31, 2021 compared to $1.1 million for the three months ended March 31, 2020. The decrease in interest expense for the three months ended March 31, 2021 is primarily related to the decrease in our level of borrowings.

Change in fair value of warrant liability

During the three months ended March 31, 2020, the fair value of the warrants that were issued during 2020 in a series of debt financings increased by $679,000. The fair value of these warrants is re-measured at each financial reporting period and immediately before exercise, with any changes in fair value recorded as change in fair value of warrant liability in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Change in fair value of marketable equity securities

Change in fair value of marketable equity securities was a gain of $2.0 million for the three months ended March 31, 2021 compared to a loss of $365,000 for the three months ended March 31, 2020.

Realized gain on marketable securities

Realized gain on marketable securities was $397,000 for the three months ended March 31, 2021.

Gain (loss) on extinguishment of debt

Gain on extinguishment of debt was $482,000 for the three months ended March 31, 2021 compared to a loss of $463,000 for the three months ended March 31, 2020. During the three months ended March 31, 2021, principal and accrued interest of $200,000 and $16,000, respectively, on our debt securities was satisfied through the issuance of 183,214 shares of our common stock. We recognized a loss on extinguishment of $234,000 as a result of this issuance of common stock based on the fair value of our common stock at the date of the exchange. The loss on extinguishment from the issuance of the 183,214 shares of our common stock was offset by the forgiveness of our Paycheck Protection Program loan in the principal amount of $715,000.

Net Loss from Discontinued Operations

As a result of temporary closures of restaurants in San Diego County and the deteriorating business conditions at the Company’s restaurant businesses, during the first quarter of 2020, the Company concluded that discontinuing the operations of I.AM was ultimately in its best interest. Management determined that the permanent closing of the restaurant operations met the criteria for presentation as discontinued operations. Accordingly, the results of the restaurant operations are presented as discontinued operations in our consolidated statements of operations and comprehensive loss and are excluded from continuing operations for all periods presented. Additionally, on November 2, 2020, I.AM filed a voluntary petition for bankruptcy under Chapter 7 in the United States Bankruptcy Court in the Central District of California, Santa Ana Division, case number 8:20-bk-13076. As a result of I.AM’s bankruptcy filing on November 2, 2020, Ault Global ceded authority for managing the business to the Bankruptcy Court. For this reason, we concluded that Ault Global had lost control of I.AM, and no longer had significant influence over I.AM. Therefore, we deconsolidated I.AM effective with the filing of the Chapter 11 bankruptcy in November 2020.

Net income (loss)

For the foregoing reasons, our net income for the three months ended March 31, 2021, was $3.1 million compared to a net loss of $6.5 million for the three months ended March 31, 2020. After taking into consideration preferred dividends of $4,400 and $4,460, respectively, and a net gain attributable to non-controlling interest of $1.1 million for the three months ended March 31, 2021, the net income available to common shareholders during the three months ended March 31, 2021 was $2.0 million compared to a net loss available to common shareholders of $6.5 million during the three months ended March 31, 2020.

Other comprehensive income (loss)

Other comprehensive income was $4.9 million for the three months ended March 31, 2021, compared to other comprehensive loss of $7.9 million for the three months ended March 31, 2020. Other comprehensive income for the three months ended March 31, 2021, which increased our equity, was primarily due to unrealized gains in the warrant derivative securities that we received as a result of our investment in Avalanche International, Corp., or AVLP, a related party. During the three months ended March 30, 2020, unrealized losses in the warrant derivative securities of AVLP was the primary component of other comprehensive loss.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2021, we had cash and cash equivalents of $107.8 million. This compares with cash and cash equivalents of $18.7 million at December 31, 2020. The increase in cash and cash equivalents was primarily due to cash provided by financing activities related to our 2021 ATM offering.

Net cash used in continuing operating activities totaled $14.2 million for the three months ended March 31, 2021, compared to $1.1 million for the three months ended March 31, 2020. Cash used for operating activities included $8.9 million net cash used for marketable securities related to trading activities related to the operations of DP Lending and $1.7 million cash used to reduce accounts payable and accrued liabilities.

Net cash used in investing activities was $16.7 million for the three months ended March 31, 2021, compared to $102,000 for the three months ended March 31, 2020 and reflects the following transactions:

•	Acquisition of Michigan Cloud Data Center - On January 29, 2021, Alliance Cloud Services, LLC, a majority-owned subsidiary of its wholly-owned subsidiary, Ault Alliance, closed on the acquisition of a 617,000 square foot energy-efficient facility located on a 34.5 acre site in southern Michigan for a purchase price of $3.9 million.

•	Investment in Alzamend Neuro, Inc. - On March 12, 2021, we announced that its wholly owned subsidiary, DP Lending, entered into a securities purchase agreement with Alzamend, a related party, to invest $10 million in Alzamend common stock and warrants, subject to the achievement of certain milestones. We agreed to fund $4 million upon execution of the securities purchase agreement and to fund the balance upon Alzamend achieving certain milestones related to the U.S. Food and Drug Administration approval of Alzamend’s Investigational New Drug application and Phase 1a human clinical trials for Alzamend’s lithium based ionic cocrystal therapy, known as AL001. Under the securities purchase agreement, Alzamend has agreed to sell up to 6,666,667 shares of its common stock to DPL for $10,000,000, or $1.50 per share, and issue to DPL warrants to acquire up to 3,333,334 shares of Alzamend common stock with an exercise price of $3.00 per share. The transaction was approved by our independent directors after receiving a third-party valuation report of Alzamend.

•	Investment in Ault & Company, Inc. - On February 25, 2021, Ault & Company, a related party, sold and issued an 8% Secured Promissory Note in the principal amount of $2.5 million to us. The principal amount of the Secured Promissory Note, plus any accrued and unpaid interest at a rate of 8% per annum, is due and payable on February 25, 2022.

•	Executive Chairman relocation benefit - On February 23, 2021, as part of a relocation benefit for our Executive Chairman, Milton C. Ault, III, related to the moving of our corporate headquarters from Newport Beach, CA to Las Vegas, NV, we agreed to purchase Mr. Ault’s California residence for the appraised market value of the property of $2.7 million. The house was subsequently sold during April 2021 and no gain or loss was recognized from sale of the property.

Historically, we have financed our operations principally through issuances of convertible debt, promissory notes and equity securities. During 2021, we continued to successfully obtain additional equity financing. Net cash provided by financing activities was $119.9 million and $1.3 million for the three months ended March 31, 2021 and 2020, respectively. Financing activities during the three months ended March 31, 2021, primarily related to proceeds from the 2021 ATM offering. On January 22, 2021, we entered into an At-The-Market Issuance Sales Agreement, as amended on February 17, 2021 and thereafter on March 5, 2021 (the “2021 Sales Agreement”) with Ascendiant Capital Markets, LLC, or the sales agent, relating to the sale of shares of Common Stock offered by a prospectus supplement and the accompanying prospectus, as amended by the amendments to the sales agreement dated February 16, 2021 and March 5, 2021. In accordance with the terms of the 2021 Sales Agreement, we may offer and sell shares of Common Stock having an aggregate offering price of up to $200 million from time to time through the sales agent. As of March 5, 2021, we sold an aggregate of 21.6 million shares of Common Stock pursuant to the sales agreement for gross proceeds of $125 million.

We believe our current cash on hand is sufficient to meet its operating and capital requirements for at least the next twelve months from the date the financial statements for its fiscal quarter ended March 31, 2021 are issued.

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

The Company’s investments in AVLP, a related party controlled by Philou, an affiliate of the Company, consist of convertible promissory notes, derivative instruments and shares of AVLP common stock. As of December 31, 2020, the Company has provided loans to AVLP in the principal amount $13,924,136 and, in addition to the 12% convertible promissory notes, AVLP has issued to the Company warrants to purchase 27,858,272 shares of AVLP common stock at an exercise price of $0.50 per share for a period of five years. Management used both a market and income approach to quantify the carrying amount of the convertible notes, including credit risk. The market approach considered the fair value of AVLP’s common stock adjusted for a lack of marketability discount and the time value of money based on expectation as to the timing of a potential liquidity event which could affect the timing of a settlement of the convertible notes. The income approach was primarily based on a discounted cash flow analysis with assumptions regarding forecasted revenues, operating margins and a risk-adjusted discount rate to compute the net present value of such cash flows.

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

Our principal executive officer and principal financial officer, with the assistance of other members of the Company's management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon our evaluation, our principal executive officer and principal financial officer has concluded that the Company’s internal control over financial reporting was not effective as of the end of the period covered by this Quarterly Report on Form 10-Q because the Company has not yet completed its remediation of the material weakness previously identified and disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, the end of its most recent fiscal year.

Specifically, management has determined that we do not have sufficient resources in our accounting function, which restricts our ability to gather, analyze and properly review information related to financial reporting, including applying complex accounting principles relating to consolidation accounting and fair value estimates, in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.

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

Despite the existence of these material weaknesses, we believe that the consolidated financial statements included in the period covered by this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Changes in Internal Controls over Financial Reporting.

Except as detailed above, during the most recent fiscal quarter 2021 there were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The Company intends to vigorously defend against the claims asserted against it in this action.

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

The Company intends to vigorously defend against the claims asserted against it in this action.

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

ITEM 1A.         RISK FACTORS

The risks described in Part I, Item 1A, “Risk Factors,” in our 2020 Annual Report on Form 10-K, could materially and adversely affect our business, financial condition and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face - our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The Risk Factors section of our 2020 Annual Report on Form 10-K remains current in all material respects.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.            MINE SAFETY DISCLOSURES

None

ITEM 5.            OTHER INFORMATION

None

ITEM 6.           EXHIBITS

Exhibit Number	Description
3.1	Certification of Incorporation, dated September 22, 2017. Incorporated herein by reference to the Current Report on Form 8-K filed on December 29, 2017 as Exhibit 3.1 thereto.
3.2	Bylaws, dated September 25, 2017. Incorporated herein by reference to the Current Report on Form 8-K filed on December 29, 2017 as Exhibit 3.2 thereto.
3.3	Certificate of Amendment to Certificate of Incorporation, dated January 2, 2019. Incorporated by reference to the Current Report on Form 8-K filed on January 3, 2019 as Exhibit 3.1 thereto.
3.4	Certificate of Amendment to Certificate of Incorporation (1-for-20 Reverse Stock Split of Common Stock), dated March 14, 2019. Incorporated herein by reference to the Current Report on Form 8-K filed on March 14, 2019 as Exhibit 3.1 thereto.
3.5	Certificate of Designations of Rights and Preferences of 10% Series A Cumulative Redeemable Perpetual Preferred Stock, dated September 13, 2018. Incorporated herein by reference to the Current Report on Form 8-K filed on September 14, 2018 as Exhibit 3.1 thereto.
3.6	Form of Certificate of Determination of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, dated March 3, 2017. Incorporated by reference to the Current Report on Form 8-K filed on March 9, 2017 as Exhibit 3.1 thereto.
3.7	Certificate of Designations of Rights and Preferences of Series C Convertible Redeemable Preferred Stock, dated February 27, 2019. Incorporated herein by reference to the Current report on Form 8-K filed on February 28, 2019 as Exhibit 3.1 thereto.
3.8	Bylaws dated August 13, 2020. Incorporated herein by reference to the Current report on Form 8-K filed on August 14, 2020 as Exhibit 3.1 thereto.
3.9	Agreement and Plan of Merger dated January 7, 2021 (changing the Company name to Ault Global Holdings, Inc.). Incorporated herein by reference to the Current Report on Form 8-K filed on January 19, 2021 as Exhibit 2.1 thereto.
10.1	At-The-Market Issuance Sales Agreement, dated January 22, 2021, with Ascendiant Capital Markets, LLC. Incorporated herein by reference to the Current Report on Form 8-K filed on January 25, 2021 as Exhibit 10.1 thereto.
10.2	Amendment No. 1 dated February 17, 2021 to At-The-Market Issuance Sales Agreement, dated January 22, 2021, with Ascendiant Capital Markets, LLC. Incorporated herein by reference to the Current Report on Form 8-K filed on February 17, 2021 as Exhibit 10.1 thereto.
10.3	Amendment No. 2 dated March 5, 2021 to At-The-Market Issuance Sales Agreement, dated January 22, 2021, with Ascendiant Capital Markets, LLC. Incorporated herein by reference to the Current Report on Form 8-K filed on March 5, 2021 as Exhibit 10.1 thereto.
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of Chief Executive and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 24, 2021

AULT GLOBAL HOLDINGS, INC.

By:	/s/ William B. Horne
William B. Horne
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kenneth S. Cragun
Kenneth S. Cragun
Chief Financial Officer
(Principal Accounting Officer)

