Form 10-Q
period 2021-06-30
Ault Global Holdings, Inc.
filed 2021-08-16
CIK 896493

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________.

Commission file number 1-12711

AULT GLOBAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-1721931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11411 Southern Highlands Pkwy #240

Las Vegas, NV 89141

(Address of principal executive offices) (Zip code)

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

At August 13, 2021 the registrant had outstanding 58,583,591 shares of common stock.

AULT GLOBAL HOLDINGS, INC.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020	F-1 – F-2

	Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the three and six months ended June 30, 2021 and 2020	F-3

	Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and six months ended June 30, 2021 and 2020	F-4 – F-7

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020	F-8 – F-9

	Notes to Condensed Consolidated Financial Statements	F-10 – F-35

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4.	Controls and Procedures	12

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	14
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Mine Safety Disclosures	16
Item 5.	Other Information	16
Item 6.	Exhibits	17

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Words such as “anticipates,” “expects,” “intends,” “goals,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “would,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on management's expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout this report and our Annual Report on Form 10-K for the year ended December 31, 2020, particularly the “Risk Factors” sections of such reports. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission that disclose risks and uncertainties that may affect our business. The forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of the date of filing of this Quarterly Report on Form 10-Q. In addition, the forward-looking statements in this Form 10-Q are made as of the date of this filing, and we do not undertake, and expressly disclaim any duty to update such statements, whether as a result of new information, new developments or otherwise, except to the extent that disclosure may be required by law.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$105,391,000	$18,680,000
Marketable equity securities	30,172,000	2,563,000
Accounts receivable	4,730,000	3,852,000
Accounts and other receivable, related party	1,196,000	1,196,000
Accrued revenue	1,594,000	1,696,000
Inventories	2,900,000	3,374,000
Prepaid expenses and other current assets	5,373,000	2,988,000
TOTAL CURRENT ASSETS	151,356,000	34,349,000

Intangible assets, net	4,175,000	4,390,000
Goodwill	9,589,000	9,646,000
Property and equipment, net	7,262,000	2,123,000
Right-of-use assets	4,605,000	4,318,000
Investment in promissory notes, related parties	13,913,000	10,668,000
Investments in common stock and warrants, related parties	60,355,000	6,139,000
Investments in debt and equity securities	4,013,000	262,000
Investment in limited partnership	1,869,000	1,869,000
Loans receivable	572,000	750,000
Other investments, related parties	788,000	803,000
Other assets	604,000	326,000
TOTAL ASSETS	$259,101,000	$75,643,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$7,784,000	$10,579,000
Accounts payable and accrued expenses, related party	—	36,000
Operating lease liability, current	876,000	524,000
Revolving credit facility	103,000	125,000
Notes payable, net	1,808,000	4,048,000
Notes payable, related parties	—	188,000
Convertible notes payable, related party	—	400,000
Warrant liability	4,580,000	4,192,000
Income taxes payable	2,770,000	—
Other current liabilities	5,572,000	1,790,000
TOTAL CURRENT LIABILITIES	$23,493,000	$21,882,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Unaudited)

	June 30,	December 31,
	2021	2020
LONG TERM LIABILITIES
Operating lease liability, non-current	3,792,000	3,855,000
Notes payable	—	336,000
Notes payable, related parties	—	52,000
Convertible notes payable	427,000	386,000

TOTAL LIABILITIES	27,712,000	26,511,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Series A Convertible Preferred Stock, $25.00 stated value per share,	—	—
$0.001 par value – 1,000,000 shares authorized; 7,040 shares issued and outstanding at June 30, 2021 and December 31, 2020
(redemption amount and liquidation preference of $176,000
as of June 30, 2021 and December 31, 2020)
Series B Convertible Preferred Stock, $10 stated value per share,	—	—
$0.001 par value – 500,000 shares authorized; 125,000 shares issued and outstanding at June 30, 2021 and December 31, 2020 (liquidation preference of $1,250,000 at June 30, 2021 and December 31, 2020)
Class A Common Stock, $0.001 par value – 500,000,000 shares authorized;	56,000	28,000
56,159,963 and 27,753,562 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively
Class B Common Stock, $0.001 par value – 25,000,000 shares authorized;	—	—
nil shares issued and outstanding at June 30, 2021 and December 31, 2020
Additional paid-in capital	311,760,000	171,396,000
Accumulated deficit	(77,190,000)	(121,396,000)
Accumulated other comprehensive gain (loss)	(4,601,000)	(1,718,000)
TOTAL AULT GLOBAL HOLDINGS STOCKHOLDERS’ EQUITY	230,025,000	48,310,000

Non-controlling interest	1,364,000	822,000

TOTAL STOCKHOLDERS’ EQUITY	231,389,000	49,132,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$259,101,000	$75,643,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	$8,564,000	$5,435,000	$16,469,000	$11,004,000
Revenue, cryptocurrency mining	291,000	—	421,000	—
Revenue, lending and trading activities	53,274,000	(34,000)	58,485,000	2,000
Total revenue	62,129,000	5,401,000	75,375,000	11,006,000
Cost of revenue	6,278,000	3,496,000	11,386,000	7,349,000
Gross profit	55,851,000	1,905,000	63,989,000	3,657,000

Operating expenses
Research and development	531,000	462,000	1,133,000	903,000
Selling and marketing	1,505,000	295,000	2,747,000	633,000
General and administrative	7,992,000	2,918,000	13,084,000	5,821,000
Provision for credit losses	—	(1,000,000)	—	—
Total operating expenses	10,028,000	2,675,000	16,964,000	7,357,000
Income (loss) from continuing operations	45,823,000	(770,000)	47,025,000	(3,700,000)
Other income (expenses)
Interest income	14,000	36,000	51,000	36,000
Interest expense	(22,000)	(963,000)	(337,000)	(2,049,000)
Change in fair value of marketable equity securities	(1,915,000)	337,000	45,000	(29,000)
Realized gain on marketable securities	—	—	397,000	—
Gain (loss) on extinguishment of debt	447,000	(12,000)	929,000	(475,000)
Change in fair value of warrant liability	290,000	(10,000)	(388,000)	(6,000)
Total other income (expenses), net	(1,186,000)	(612,000)	697,000	(2,523,000)
Income (loss) from continuing operations before income taxes	44,637,000	(1,382,000)	47,722,000	(6,223,000)
Income tax (expense) benefit	(3,504,000)	6,000	(3,510,000)	12,000
Net income (loss) from continuing operations	41,133,000	(1,376,000)	44,212,000	(6,211,000)
Net loss from discontinued operations, net of taxes	—	—	—	(1,698,000)
Net income (loss)	41,133,000	(1,376,000)	44,212,000	(7,909,000)
Net loss attributable to non-controlling interest	1,083,000	—	3,000	—
Net income (loss) attributable to Ault Global Holdings	42,216,000	(1,376,000)	44,215,000	(7,909,000)
Preferred dividends	(4,000)	(3,000)	(9,000)	(7,000)
Net income (loss) available to common stockholders	$42,212,000	$(1,379,000)	$44,206,000	$(7,916,000)

Basic net income (loss) per common share:
Continuing operations	$0.83	$(0.24)	$0.98	$(1.20)
Discontinued operations	—	—	—	(0.33)
Net income (loss) per common share	$0.83	$(0.24)	$0.98	$(1.52)

Diluted net income (loss) per common share:
Continuing operations	$0.81	$(0.24)	$0.92	$(1.20)
Discontinued operations	—	—	—	(0.33)
Net income (loss) per common share	$0.81	$(0.24)	$0.92	$(1.52)
Weighted average basic common shares outstanding	50,783,000	5,864,000	45,052,000	5,199,000
Weighted average diluted common shares outstanding	52,780,000	5,864,000	47,574,000	5,199,000

Comprehensive income (loss)
Net income (loss) available to common stockholders	$42,212,000	$(1,379,000)	$44,206,000	$(7,916,000)
Other comprehensive income (loss)
Foreign currency translation adjustment	134,000	97,000	41,000	(51,000)
Net unrealized gain (loss) on derivative securities of related party	(5,893,000)	761,000	(2,924,000)	(481,000)
Other comprehensive income (loss)	(5,759,000)	858,000	(2,883,000)	(532,000)
Total comprehensive income (loss)	$36,453,000	$(521,000)	$41,323,000	$(8,448,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

Three Months Ended June 30, 2021

							Accumulated
	Series A & B				Additional		Other		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity

BALANCES, April 1, 2021	132,040	$—	49,498,676	$49,000	$292,763,000	$(119,402,000)	$1,159,000	$1,902,000	$176,471,000
Stock-based compensation:
Options	—	—	—	—	20,000	—	—	—	20,000
Issuance of stock options at Gresham Worldwide	—	—	—	—	—	—	—	545,000	545,000
Issuance of common stock for cash	—	—	6,385,425	7,000	19,054,000	—	—	—	19,061,000
Financing cost in connection with sales of common stock	—	—	—	—	(477,000)	—	—	—	(477,000)
Issuance of common stock for conversion
of convertible notes payable, related party	—	—	275,862	—	400,000	—	—	—	400,000
Comprehensive loss:
Net income	—	—	—	—	—	42,216,000	—	—	42,216,000
Preferred dividends	—	—	—	—	—	(4,000)	—	—	(4,000)
Net unrealized loss on derivatives
in related party	—	—	—	—	—	—	(5,894,000)	—	(5,894,000)
Foreign currency translation adjustments	—	—	—	—	—	—	134,000	—	134,000
Net income attributable to non-controlling interest	—	—	—	—	—	—	—	(1,083,000)	(1,083,000)

BALANCES, June 30, 2021	132,040	$—	56,159,963	$56,000	$311,760,000	$(77,190,000)	$(4,601,000)	$1,364,000	$231,389,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DPW HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

Three Months Ended June 30, 2020

							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Equity

BALANCES, April 1, 2020	132,040	$—	5,401,721	$5,000	$104,559,000	$(95,187,000)	$(6,902,000)	$8,000	$2,483,000
Stock-based compensation:
Options	—	—	—	—	20,000	—	—	—	20,000
Issuance of common stock in payment of
accrued liabilities	—	—	140,624	—	155,000	—	—	—	155,000
Issuance of common stock for conversion
of debt	—	—	569,772	1,000	568,000	—	—	—	569,000
Beneficial conversion feature in connection
with convertible notes	—	—	—	—	46,000	—	—	—	46,000
Fair value of warrants issued in connection
with convertible notes	—		—	—	277,000	—	—	—	277,000
Comprehensive loss:
Net loss	—		—	—	—	(1,376,000)	—	—	(1,376,000)
Preferred dividends	—	—	—	—	—	(3,000)	—	—	(3,000)
Net unrealized gain on derivatives
in related party	—	—	—	—	—	—	761,000	—	761,000
Foreign currency translation adjustments	—	—	—	—	—	—	97,000	—	97,000

BALANCES, June 30, 2020	132,040	$—	6,112,117	$6,000	$105,625,000	$(96,566,000)	$(6,043,000)	$8,000	$3,030,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

Six Months Ended June 30, 2021

	Series A & B				Additional		Other		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity

BALANCES, January 1, 2021	132,040	$—	27,753,562	$28,000	$171,396,000	$(121,396,000)	$(1,718,000)	$822,000	$49,132,000
Stock-based compensation:
Options	—	—	—	—	39,000	—	—	—	39,000
Issuance of stock options at Gresham
Worldwide	—	—	—	—	—	—	—	545,000	545,000
Issuance of common stock for cash	—	—	27,947,325	28,000	144,016,000	—	—	—	144,044,000
Financing cost in connection with sales of
common stock	—	—	—	—	(4,541,000)	—	—	—	(4,541,000)
Issuance of common stock for conversion
of convertible notes payable	—	—	183,214	—	450,000	—	—	—	449,000
Issuance of common stock for conversion
of convertible notes payable, related party	—	—	275,862	—	400,000	—	—	—	400,000
Comprehensive loss:
Net income	—	—	—	—	—	44,215,000	—	—	44,215,000
Preferred dividends		—	—	—	—	(9,000)	—	—	(9,000)
Net unrealized loss on derivatives
in related party	—	—	—	—	—	—	(2,924,000)	—	(2,924,000)
Foreign currency translation adjustments	—	—	—	—	—	—	41,000	—	41,000
Net income attributable to non—controlling interest	—	—	—	—	—	—	—	(3,000)	(3,000)

BALANCES, June 30, 2021	132,040	$—	56,159,963	$56,000	$311,760,000	$(77,190,000)	$(4,601,000)	$1,364,000	$231,389,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

Six Months Ended June 30, 2020

							Accumulated
					Additional		Other	Non-	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity
BALANCES, January 1, 2020	132,040	—	3,318,390	$3,000	$101,099,000	$(88,650,000)	$(5,511,000)	$8,000	$6,949,000
Stock-based compensation:
Options	—	—	—	—	40,000	—	—	—	40,000
Common stock	—	—	65,000	—	73,000	—	—	—	73,000
Issuance of common stock in payment of
short-term advances, related party	—	—	660,667	1,000	739,000	—	—	—	740,000
Issuance of common stock in payment of
accrued liabilities	—	—	153,124	—	228,000	—	—	—	228,000
Issuance of common stock for conversion
of debt	—	—	1,914,936	2,000	2,687,000	—	—	—	2,689,000
Beneficial conversion feature in connection
with convertible notes	—	—	—	—	67,000	—	—	—	67,000
Fair value of warrants issued in connection
with convertible notes	—	—	—	—	692,000	—	—	—	692,000
Comprehensive loss:
Net loss	—		—	—	—	(7,909,000)	—	—	(7,909,000)
Preferred dividends	—	—	—	—	—	(7,000)	—	—	(7,000)
Net unrealized loss on derivatives
in related party	—	—	—	—	—	—	(481,000)	—	(481,000)
Foreign currency translation adjustments	—	—	—	—	—	—	(51,000)	—	(51,000)

BALANCES, June 30, 2020	132,040	$—	6,112,117	$6,000	$105,625,000	$(96,566,000)	$(6,043,000)	$8,000	$3,030,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
	2021	2020

Cash flows from operating activities:
Net income (loss)	$44,212,000	$(7,909,000)
Less: Net loss from discontinued operations	—	(1,698,000)
Net income (loss) from continuing operations	44,212,000	(6,211,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	446,000	260,000
Amortization	191,000	167,000
Amortization of right-of-use assets	441,000	247,000
Amortization, related party	15,000	—
Interest expense – debt discount	40,000	908,000
Gain on extinguishment of debt	(929,000)	—
Change in fair value of warrant liability	(290,000)	10,000
Accretion of original issue discount on notes receivable – related party	(4,000)	15,000
Accretion of original issue discount on notes receivable	(955,000)	(4,000)
Increase in accrued interest on notes receivable – related party	(1,000)	—
Stock-based compensation	584,000	143,000
Realized losses on other investments	—	28,000
Realized gains on sale of marketable securities	(12,283,000)	(15,000)
Unrealized gains on marketable equity securities	(3,483,000)	(52,000)
Unrealized (gains) losses on equity securities – related party	(39,852,000)	65,000
Unrealized (gains) losses on equity securities	(1,224,000)	73,000
Changes in operating assets and liabilities:
Marketable equity securities	(9,616,000)	—
Accounts receivable	(887,000)	199,000
Accrued revenue	78,000	34,000
Inventories	485,000	(35,000)
Prepaid expenses and other current assets	(2,537,000)	181,000
Other assets	(246,000)	(39,000)
Accounts payable and accrued expenses	(2,651,000)	1,365,000
Accounts payable, related parties	(36,000)	(24,000)
Income taxes payable	2,770,000
Other current liabilities	4,472,000	660,000
Lease liabilities	(439,000)	(234,000)
Net cash used in continuing operating activities	(21,699,000)	(2,259,000)
Net cash provided by discontinued operating activities	—	1,000
Net cash used in operating activities	(21,699,000)	(2,258,000)

Cash flows from investing activities:
Purchase of property and equipment	(5,590,000)	(190,000)
Investment in promissory notes, related parties	(4,040,000)	(199,000)
Investments in common stock and warrants, related parties	(16,483,000)	(10,000)
Investment in real property, related party	(2,670,000)	—
Proceeds from sale of investment in real property, related party	2,670,000	—
Purchase of marketable equity securities	—	—
Sales of marketable equity securities	430,000	110,000
Proceeds from loans receivable	—	140,000
Investments in debt and equity securities	(4,054,000)	(3,000)
Net cash used in investing activities	$(29,737,000)	$(152,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	For the Six Months Ended June 30,
	2021	2020

Cash flows from financing activities:
Gross proceeds from sales of common stock	$144,044,000	$—
Financing cost in connection with sales of equity securities	(4,541,000)	—
Proceeds from convertible notes payable	—	100,000
Proceeds from notes payable	500,000	3,148,000
Proceeds from short-term advances – related party	—	604,000
Payments on short-term advances – related party	—	(98,000)
Payments on notes payable	(1,917,000)	(186,000)
Payments on advances on future receipts	-	(20,000)
Payments of preferred dividends	(9,000)	(7,000)
Payments on revolving credit facilities, net	(23,000)	68,000

Net cash provided by financing activities	138,054,000	3,609,000

Effect of exchange rate changes on cash and cash equivalents	93,000	9,000

Net increase in cash and cash equivalents	86,711,000	1,208,000

Cash and cash equivalents at beginning of period	18,680,000	483,000

Cash and cash equivalents at end of period	$105,391,000	$1,691,000

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$658,000	$71,000

Non-cash investing and financing activities:
Cancellation of convertible notes payable into shares of common stock	$—	$2,689,000
Cancellation of notes payable into shares of common stock	$450,000	$—
Payment of accounts payable with digital currency	$119,000	$—
Issuance of common stock in payment of liability	$—	$229,000
Cancellation of short-term advances, related party into shares
of common stock	$—	$740,000
Issuance of notes payable and convertible notes payable in
payment of accrued expenses	$—	$420,000
Conversion of debt and equity securities to marketable securities	$2,656,000	$—
Conversion of loans to debt and equity securities	$150,000	$—
Conversion of convertible notes payable, related party into shares of common stock	$400,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1. DESCRIPTION OF BUSINESS

Ault Global Holdings, Inc., a Delaware corporation (“Ault Global” or the “Company”), formerly known as DPW Holdings, was incorporated in September 2017. The Company is a diversified holding company owning subsidiaries engaged in the following operating businesses: commercial and defense solutions, commercial lending and advanced textile technology. The Company’s wholly-owned operating subsidiaries are Gresham Worldwide, Inc. (“GWW”), Coolisys Technologies Corp. (“Coolisys”), Gresham Power Electronics Ltd. (f/k/a Digital Power Limited) (“Gresham Power”), Relec Electronics Ltd. (“Relec”), Digital Power Lending, LLC (“DP Lending”), Ault Alliance, Inc. (“Ault Alliance”), Ault Disruptive Technologies Company, LLC and Tansocial LLC (“Tansocial”). The Company also has a controlling interest in Enertec Systems 2001 Ltd (“Enertec”), Microphase Corporation (“Microphase”) and Alliance Cloud Services, LLC (“Alliance Cloud Services”). Ault Global was founded by Milton “Todd” Ault III, its Executive Chairman and is led by Mr. Ault, William B. Horne, its Chief Executive Officer and Vice Chairman and Henry Nisser, its President and General Counsel. Together, they constitute the Executive Committee, which manages the day-to-day operations of the holding company. The Company’s long-term objective is to maximize per share intrinsic value. All major investment and capital allocation decisions are made for the Company by Mr. Ault and the Executive Committee. The Company has three reportable segments:

•	GWW – defense solutions with operations conducted by Microphase, Enertec, Gresham Power and Relec,

•	Coolisys – commercial electronics solutions, and

•	Ault Alliance – commercial lending and digital learning through DP Lending, Alliance Cloud Services and Tansocial.

In March 2021, the Company resumed cryptocurrency mining operations due to several factors, which positively affected the number of active miners the Company operated, including the market prices of digital currencies, and favorable power costs available at the Michigan cloud data center purchased on January 29, 2021.

On January 19, 2021, the Company changed its corporate name from DPW Holdings, Inc., to Ault Global Holdings, Inc. The name change was effected through a parent/subsidiary short form merger pursuant to an agreement and plan of merger dated January 7, 2021. The merger and resulting name change do not affect the rights of security holders of the Company. The Company’s common stock continues to be listed on the NYSE American under the symbol “DPW”.

2. LIQUIDITY AND FINANCIAL CONDITION

As of June 30, 2021, the Company had cash and cash equivalents of $105.4 million, working capital of $127.9 million and total stockholders’ equity of $231.4 million. In the past, the Company financed its operations principally through issuances of convertible debt, promissory notes and equity securities. During the six months ended June 30, 2021, the Company continued to strengthen its liquidity and financial condition through additional equity financing. For the six months ended June 30, 2021, the Company sold an aggregate of 27.9 million shares of common stock pursuant to the 2021 ATM Offering for gross proceeds of $144.0 million.

The Company believes its current cash on hand is sufficient to meet its operating and capital requirements for at least the next twelve months from the date these financial statements are issued.

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and do not include all the information and disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The Company has made estimates and judgments affecting the amounts reported in the Company’s condensed consolidated financial statements and the accompanying notes. The actual results experienced by the Company may differ materially from the Company’s estimates. The condensed consolidated financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on April 15, 2021. The condensed consolidated balance sheet as of December 31, 2020 was derived from the Company’s audited 2020 financial statements contained in the above referenced Form 10-K. Results of the three and six months ended June 30, 2021, are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2020 Annual Report other than disclosed below.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company has completed its evaluation process and the January 1, 2021 adoption did not have a material impact to the Company’s consolidated financial statements.

4. Revenue Disaggregation

The following tables summarize disaggregated customer contract revenues and the source of the revenue for the six months ended June 30, 2021 and 2020. Revenues from lending and trading activities included in consolidated revenues were primarily interest, dividend and other investment income, which are not considered to be revenues from contracts with customers under GAAP.

The Company’s disaggregated revenues consist of the following for the six months ended June 30, 2021 and 2020:

	Six Months ended June 30, 2021
	GWW	Coolisys	Ault Alliance	Total
Primary Geographical Markets
North America	$4,029,000	$2,497,000	$852,000	$7,378,000
Europe	3,752,000	562,000	—	4,314,000
Middle East	4,896,000	—	—	4,896,000
Other	148,000	154,000	—	302,000
Revenue from contracts with customers	12,825,000	3,213,000	852,000	16,890,000
Revenue, lending and trading activities			58,485,000	58,485,000
Total revenue	$12,825,000	$3,213,000	$59,337,000	$75,375,000

Major Goods
RF/microwave filters	$2,291,000	$—	$—	$2,291,000
Detector logarithmic video amplifiers	144,000	—	—	144,000
Power supply units	478,000	3,213,000	—	3,691,000
Power supply systems	4,708,000	—	—	4,708,000
Healthcare diagnostic systems	413,000	—	—	413,000
Defense systems	4,791,000	—	—	4,791,000
Digital currency mining			421,000	421,000
Other	—	—	431,000	431,000
Revenue from contracts with customers	2,825,000	3,213,000	852,000	16,890,000
Revenue, lending and trading activities			58,485,000	58,485,000
Total revenue	$12,825,000	$3,213,000	$59,337,000	$75,375,000

Timing of Revenue Recognition
Goods transferred at a point in time	$7,621,000	$3,213,000	$852,000	$11,686,000
Services transferred over time	5,204,000	—	—	5,204,000
Revenue from contracts with customers	$12,825,000	$3,213,000	$852,000	$16,890,000

	Six Months ended June 30, 2020
	GWW	Coolisys	Ault Alliance	Total
Primary Geographical Markets
North America	$3,370,000	$1,966,000	$—	$5,336,000
Europe	448,000	287,000	—	735,000
Middle East	4,605,000	—	—	4,605,000
Other	153,000	175,000	—	328,000
Revenue from contracts with customers	8,576,000	3,213,000	—	11,004,000
Revenue, lending and trading activities	—	—	2,000	2,000
	$8,576,000	$2,428,000	$2,000	$11,006,000

Major Goods
RF/microwave filters	$2,546,000	$—	$—	$2,546,000
Detector logarithmic video amplifiers	878,000	—	—	878,000
Power supply units	—	2,428,000	—	2,428,000
Power supply systems	547,000	—	—	547,000
Healthcare diagnostic systems	523,000	—	—	523,000
Defense systems	4,082,000	—	—	4,082,000
Revenue from contracts with customers	8,576,000	2,428,000	—	11,004,000
Lending and trading activities	—	—	2,000	2,000
Total revenue	$8,576,000	$2,428,000	$2,000	$11,006,000

Timing of Revenue Recognition
Goods transferred at a point in time	$3,971,000	$2,428,000	$2,000	$6,401,000
Services transferred over time	4,605,000	—	—	4,605,000
	$8,576,000	$2,428,000	$2,000	$11,006,000

Sales of Products

The Company generates revenues from the sale of its products through a direct and indirect sales force. The Company’s performance obligations to deliver products are satisfied at the point in time when title transfers to the customer. Generally products are shipped FOB shipping point and title transfers to the customer at the time the products are placed on a common carrier. The Company provides standard assurance warranties, which are not separately priced, that the products function as intended. The Company primarily receives fixed consideration for sales of product. Some of the Company’s contracts with distributors include stock rotation rights after six months for slow moving inventory, which represents variable consideration. The Company uses an expected value method to estimate variable consideration and constrains revenue for estimated stock rotations until it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. To date, returns have been insignificant. The Company’s customers generally pay within 30 days from the receipt of an invoice.

Because the Company’s product sales agreements have an expected duration of one year or less, the Company has elected to adopt the practical expedient in Accounting Standards Codification (“ASC”) 606-10-50-14(a) of not disclosing information about its remaining performance obligations.

Manufacturing Services

For manufacturing services, which include revenues generated by Enertec and in certain instances revenues generated by Gresham Power, the Company’s performance obligation for manufacturing services is satisfied over time as the Company creates or enhances an asset based on criteria that are unique to the customer and that the customer controls as the asset is created or enhanced. Generally, the Company recognizes revenue based upon proportional performance over time using a cost-to-cost method which measures progress based on the costs incurred to total expected costs in satisfying its performance obligation. This method provides a depiction of the progress in providing the manufacturing service because there is a direct relationship between the costs incurred by the Company and the transfer of the manufacturing service to the customer. Manufacturing services that are recognized based upon the proportional performance method are included in the above table as services transferred over time and to the extent the customer has not been invoiced for these revenues, as accrued revenue in the accompanying consolidated balance sheets. Revisions to the Company’s estimates may result in increases or decreases to revenues and income and are reflected in the consolidated financial statements in the periods in which they are first identified.

The Company has elected the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component to the extent that the period between when the Company transfers its promised good or service to the customer and when the customer pays in one year or less.

Lending and Trading Activities

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

Trading Activities

Ault Alliance, through DP Lending, generates revenue from trading activities primarily through sales of securities that have appreciated since their acquisition. Financial instruments utilized in trading activities are carried at fair value. Fair value is generally based on quoted market prices for the same or similar assets and liabilities. If these market prices are not available, fair values are estimated based on dealer quotes, pricing models, discounted cash flow methodologies, or similar techniques where the determination of fair value may require significant management judgment or estimation. Realized gains and losses are recorded on a trade-date basis. Realized and unrealized gains and losses are recognized in revenue from lending and trading activities.

Blockchain Mining

The Company has executed contracts with digital asset mining pools to provide computing power to the mining pool. The contracts are terminable at any time by either party and the Company’s enforceable right to compensation only begins when the Company provides computing power to the mining pool operator. In exchange for providing computing power, the Company is entitled to a fractional share of the fixed digital currency award the mining pool operator receives (less digital asset transaction fees to the mining pool operator which are recorded as a component of cost of revenues), for successfully adding a block to the blockchain. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm to add a block to the blockchain.

Providing computing power in digital asset transaction verification services is an output of the Company’s ordinary activities. The provision of providing such computing power is the only performance obligation in the Company’s contracts with mining pool operators. The transaction consideration the Company receives, if any, is noncash consideration, which the Company measures at fair value on the date received, which is not materially different than the fair value at contract inception or the time the Company has earned the award from the pools. All consideration is variable. The Company cannot determine, during the course of solving for a block, that a reversal of revenue is not probable and therefore revenue is recognized when the mining pool operator successfully places a block (by being the first to solve an algorithm) and the Company receives confirmation of the consideration it will receive.

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

There is currently no specific definitive guidance under GAAP or alternative accounting framework for the accounting for digital currencies recognized as revenue or held, and management has exercised significant judgment in determining the appropriate accounting treatment. In the event authoritative guidance is promulgated by the FASB, the Company may be required to change its policies, which could have an effect on the Company’s consolidated financial position and results from operations.

Expenses associated with running the cryptocurrency mining business, such as equipment depreciation and electricity cost are recorded as a component of cost of revenues.

5. fair value of financial instruments

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurement at June 30, 2021
	Total	Level 1	Level 2	Level 3
Investments in convertible and term promissory notes of Avalanche International, Corp. (“AVLP”) and Ault and Company, Inc. (“Ault & Company”) – related parties	$13,913,000	$—	$—	$13,913,000
Investments in common stock and warrants of AVLP – a related party	4,753,000	450,000	—	4,303,000
Investment in common stock and warrants of Alzamend Neuro, Inc. (“Alzamend”) – a related party	55,602,000	46,025,000	—	9,577,000
Investments in marketable equity securities	30,172,000	30,172,000	—	—
Investments in debt and equity securities	4,013,000	—	—	4,013,000
Total Investments	$108,453,000	$76,647,000	$—	$31,806,000

	Fair Value Measurement at December 31, 2020
	Total	Level 1	Level 2	Level 3
Investments in convertible promissory notes and advances of AVLP and Alzamend – related parties	$10,668,000	$—	$—	$10,668,000
Investments in common stock and warrants of AVLP – a related party	5,486,000	500,000	—	4,986,000
Investment in common stock and warrants of Alzamend – a related party	653,000	—	—	653,000
Investments in marketable equity securities	2,563,000	2,563,000	—	—
Investments in debt and equity securities	262,000	—	—	262,000
Total Investments	$19,632,000	$3,063,000	$—	$16,569,000

The Company assesses the inputs used to measure fair value using the three-tier hierarchy based on the extent to which inputs used in measuring fair value are observable in the market.

The Company measures equity investments without readily determinable fair values on a nonrecurring basis. The fair values of these investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. The Company’s other current financial assets and current financial liabilities have fair values that approximate their carrying values.

The Company assesses the inputs used to measure fair value using the three-tier hierarchy based on the extent to which inputs used in measuring fair value are observable in the market.

Investments

The Company considers all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. The fair values of these investments approximate their carrying values. In general, investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations.

Debt investments are classified as available-for-sale and realized gains and losses are recorded using the specific identification method. The Company made an irrevocable election to record available-for-sale debt investments at fair value utilizing the fair value option available under U.S. GAAP. The Company believed that carrying these investments at fair value better portrayed the economic substance of the investments. Under the fair value option, gains and losses on the debt investments are included in unrealized gains/(losses) on investments within net earnings each reporting period. Fair value is calculated based on publicly available market information or other estimates determined by management. If the cost of an investment exceeds its fair value, The Company evaluates, among other factors, general market conditions, credit quality of debt instrument issuers, and the extent to which the fair value is less than cost. To determine credit losses, the Company employs a systematic methodology that considers available quantitative and qualitative evidence. In addition, the Company considers specific adverse conditions related to the financial health of, and business outlook for, the investee. If the Company has plans to sell the security or it is more likely than not that the Company will be required to sell the security before recovery, then a decline in fair value below cost is recorded as an impairment charge in other income (expense), net and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments.

Equity Investments

The following discusses the Company’s marketable equity securities, non-marketable equity securities, gains and losses on marketable and non-marketable equity securities.

Our marketable equity securities are publicly traded stocks or funds measured at fair value and classified within Level 1 and 2 in the fair value hierarchy because the Company uses quoted prices for identical assets in active markets or inputs that are based upon quoted prices for similar instruments in active markets.

Our non-marketable equity securities are investments in privately held companies without readily determinable market values. The carrying value of the Company’s non-marketable equity securities is adjusted to fair value upon observable transactions for identical or similar investments of the same issuer or impairment (referred to as the measurement alternative). Non-marketable equity securities that have been remeasured during the period based on observable transactions are classified within Level 2 or Level 3 in the fair value hierarchy because the Company estimates the value based on valuation methods which may include a combination of the observable transaction price at the transaction date and other unobservable inputs including volatility, rights, and obligations of the securities the Company holds. The fair value of non-marketable equity securities that have been remeasured due to impairment are classified within Level 3.

The Company performs a qualitative assessment on a periodic basis and recognizes an impairment if there are sufficient indicators that the fair value of the investment is less than carrying value. Changes in value are recorded in other income (expense), net.

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

The following table summarizes the changes in investments in debt and equity securities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the six months ended June 30, 2021:

Investments in
debt and equity
securities
Balance at January 1, 2021	$262,000
Investment in convertible promissory notes	1,136,000
Investment in convertible preferred stock	600,000
Investment in warrants	2,467,000
Change in fair value of warrants	1,224,000
Accretion of discount	980,000
Conversion to marketable securities	(2,656,000)
Balance at June 30, 2021	$4,013,000

Investments in debt and equity securities in the preceding table include the Company’s investments in certain preferred stocks and common stock warrants that do not have readily determinable market values as defined under GAAP. The Company applied standard valuation techniques in valuing the preferred stock and made assumptions regarding the expected duration of the investment and the effects of subordination in liquidation. The fair value of the Company’s holdings warrants was estimated using the Black-Scholes option-pricing method and the following assumptions:

Exercise price	$15.00
Remaining contractual term (in years)	2.56
Volatility	115.6%
Weighted average risk free interest rate	0.355%
Expected dividend yield	0%

The volatility factor was determined based on historical stock prices for similar technology companies with market capitalizations under $100 million. The warrant valuation is a Level 3 measurement.

See Note 12 for the changes in investments in AVLP, Alzamend and Ault & Company measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) during the six months ended June 30, 2021.

6. Net Income (Loss) per Share

Basic and diluted net income per common share for the three and six months ended June 30, 2021 are calculated as follows:

	For the Three Months Ended June 30, 2021
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income attributable to Ault Global Holdings	$42,216,000
Less: Preferred stock dividends	(4,000)

Basic earnings per share
Net income available to common stockholders	42,212,000	50,783,000	$0.83

Effect of dilutive securities
Stock options	—	292,000
Warrants	290,000	1,540,000
4% convertible notes	7,000	165,000

Diluted earnings per share
Income available to common stockholders plus assumed conversions	$42,509,000	52,780,000	$0.81

	For the Six Months Ended June 30, 2021
	Income	Shares	Per-Share
	(Numerator)	Denominator)	Amount
Net income attributable to Ault Global Holdings	$44,215,000
Less: Preferred stock dividends	(9,000)

Basic earnings per share
Net income available to common stockholders	44,206,000	45,052,000	$0.98

Effect of dilutive securities
Stock options	—	422,000
Warrants	(388,000)	1,935,000
4% convertible notes	13,000	165,000

Diluted earnings per share
Income available to common stockholders plus assumed conversions	$43,831,000	47,574,000	$0.92

For the three and six months ended June 30, 2020, net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for the three and six months ended June 30, 2020, as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for the period. Anti-dilutive securities, which are convertible into or exercisable for the Company’s common stock, consist of the following at June 30, 2020:

June 30, 2020
Stock options	950
Warrants	2,151,953
Convertible notes	551,104
Conversion of preferred stock	2,232
Total	2,706,239

7. Discontinued Operations

On March 16, 2020, to try and mitigate the spread of COVID-19, San Diego County health officials issued orders mandating that all restaurants must end dine-in services. As a result of these temporary closures and the deteriorating business conditions at the Company’s restaurant businesses, the Company concluded that discontinuing the operations of I.AM, Inc. (“I.AM”) was ultimately in its best interest.

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

The restaurant operations are included in the Company’s results as discontinued operations through March 16, 2020, the date of closing of the restaurants. The following tables summarize the major classes of line items included in loss from discontinued operations:

For the Six
Months Ended
June 30, 2020
Revenue	$543,000
Cost of revenue	(160,000)
Selling and marketing	—
General and administrative	(556,000)
Impairment of property and equipment and right-of-use assets	(1,525,000)
Loss from discontinued operations	$(1,698,000)

8. Marketable Equity Securities

Marketable securities in equity securities with readily determinable market prices consisted of the following as of June 30, 2021 and December 31, 2020:

	Marketable equity securities at June 30, 2021
		Gross unrealized	Gross unrealized
	Cost	gains	losses	Fair value
Common shares	$24,262,000	$7,763,000	$(1,853,000)	$30,172,000

	Marketable equity securities at December 31, 2020
		Gross unrealized	Gross unrealized
	Cost	gains	losses	Fair value
Common shares	$1,506,000	$1,083,000	$(26,000)	$2,563,000

Marketable Equity Securities

The following table presents additional information about marketable equity securities:

Marketable
Equity Securities
Balance at January 1, 2021	$2,563,000
Purchases of marketable equity securities in operations	270,742,000
Conversion of debt securities to marketable securities	2,656,000
Sales of marketable equity securities in operations	(251,126,000)
Sales of marketable equity securities	(430,000)
Realized gains on marketable equity securities	12,283,000
Unrealized gains on marketable equity securities	3,484,000
Balance at June 30, 2021	$30,172,000

At June 30, 2021 and December 31, 2020, the Company had invested in the marketable equity securities of certain publicly traded companies. The Company’s investment in marketable equity securities will be revalued on each balance sheet date.

At June 30, 2021 and December 31, 2020, the Company also held an investment in a limited partnership. This investment does not have a readily determinable fair value and has been measured at cost less impairment, if any, and adjusted for observable price changes for identical or similar investments.

Naked Brand Group Stock Purchase Agreement

On March 29, 2021, DP Lending entered into a stock purchase agreement with an institutional investor (the “Seller”) to purchase 47,058,824 shares of Naked Brand Group Limited (the “NAKD shares”). Under the agreement, DP Lending agreed to sell the NAKD shares and pay the Seller 99% of the net proceeds from the sale. In April 2021, DP Lending sold 47,058,824 shares of Naked Brand Group Limited for gross proceeds of $29.3 million. DP Lending remitted 99% of the proceeds to the institutional investor and retained 1%, or $293,000, which was recorded as revenue in April 2021.

9. PROPERTY AND EQUIPMENT, NET

At June 30, 2021 and December 31, 2020, property and equipment consisted of:

	June 30, 2021	December 31, 2020
Cryptocurrency machines and related equipment	$593,000	$567,000
Computer, software and related equipment	3,896,000	3,057,000
Office furniture and equipment	672,000	490,000
Land	2,567,000	—
Building	1,283,000	—
Leasehold improvements	2,136,000	1,352,000
	11,147,000	5,466,000
Accumulated depreciation and amortization	(3,885,000)	(3,343,000)
Property and equipment, net	$7,262,000	$2,123,000

For the six months ended June 30, 2021 and 2020, depreciation expense amounted to $446,000 and $260,000, respectively.

Acquisition of Michigan Cloud Data Center

On January 29, 2021, Alliance Cloud Services, LLC, a majority-owned subsidiary of Ault Alliance, closed on the acquisition of a 617,000 square foot energy-efficient facility located on a 34.5 acre site in southern Michigan for a purchase price of $3.9 million. The facility is subject to a final corrective measures plan with the Environment Protection Agency. The seller performed remedial activities at the Michigan facility relating to historical soil and groundwater contamination and the Company is responsible for ongoing monitoring and final remediation plans. The Company’s estimated cost of the environmental remediation obligation is approximately $369,000 and reflects its best estimate of probable future costs for remediation based on the current assessment data and regulatory obligations. Future costs will depend on many factors, including the extent of work necessary to implement monitoring and final remediation plans and the Company’s time frame for remediation. The Company may incur actual costs in the future that are materially different than this estimate and such costs could have a material impact on results of operations, financial condition, and cash flows during the period in which they are recorded.

10. INTANGIBLE ASSETS, NET

At June 30, 2021 and December 31, 2020 intangible assets consisted of:

	Useful Life	June 30, 2021	December 31, 2020
Trade name and trademark	Indefinite life	$1,558,000	$1,551,000
Customer list	10-14 years	3,432,000	3,441,000
Domain name and other intangible assets	5 years	680,000	690,000
		5,670,000	5,682,000
Accumulated depreciation and amortization		(1,495,000)	(1,292,000)
Intangible assets, net		$4,175,000	$4,390,000

The Company’s trade names and trademarks were determined to have an indefinite life. The remaining definite lived intangible assets are primarily being amortized on a straight-line basis over their estimated useful lives. Amortization expense was $191,000 and $167,000, respectively, for the six months ended June 30, 2021 and 2020.

11. GOODWILL

The following table summarizes the changes in the Company’s goodwill during the six months ended June 30, 2021:

Goodwill
Balance as of January 1, 2021	$9,646,000
Effect of exchange rate changes	(57,000)
Balance as of June 30, 2021	$9,589,000

12. INVESTMENTS – RELATED PARTIES

Investments in AVLP, Alzamend and Ault & Company at June 30, 2021 and December 31, 2020, are comprised of the following:

Investment in Promissory Notes, Related Parties

	Interest	Due	June 30,	December 31,
	Rate	Date	2021	2020
Investment in convertible promissory note of AVLP	12%	December 31, 2023	$15,049,000	$11,269,000
Short-term advance in Alzamend			-	750,000
Investment in convertible promissory note of Alzamend			-	50,000
Investment in promissory note of Ault & Company	8%	February 25, 2022	2,500,000	-
Accrued interest in promissory notes, related parties			2,028,000	2,027,000
Total investment in promissory notes, related parties – gross			19,577,000	14,096,000
Less: original issue discount			(2,240,000)	(4,000)
Less: provision for loan losses			(3,424,000)	(3,424,000)
Total investment in promissory notes, related parties			$13,913,000	$10,668,000

Investment in Common Stock and Warrants, Related Parties

	Weighted Avg.
	Remaining	June 30,	December 31,
	Contractual Term	2021	2020
Investment in warrants of AVLP	2.9 years	$4,303,000	$4,986,000
Investment in common stock of AVLP		450,000	500,000
Investment in warrants of Alzamend	4.7 years	9,577,000	11,000
Investment in common stock of Alzamend		46,025,000	642,000
Total investment in common stock and warrants, related parties		$60,355,000	$6,139,000

The following table summarizes the changes in the Company’s investments in AVLP, Alzamend and Ault & Company during the six months ended June 30, 2021:

		Investment in
	Investment in	promissory notes	Total
	warrants and	and advances	Investment in
	common stock	of AVLP,	AVLP, Alzamend
	of AVLP and	Alzamend and	and Ault &
	Alzamend	Ault & Company	Company, net
Balance at January 1, 2021	$6,139,000	$10,668,000	$16,807,000
Investment in convertible promissory notes of AVLP	—	1,540,000	1,540,000
Investment in convertible promissory note of Alzamend	—	(50,000)	(50,000)
Investment in promissory note of Ault & Company	—	2,500,000	2,500,000
Investment in common stock of AVLP and Alzamend	14,093,000	—	14,093,000
Investment in warrants of Alzamend	954,000	—	954,000
Short-term advance in Alzamend	—	(750,000)	(750,000)
Fair value of warrants issued by AVLP	2,240,000	—	2,240,000
Unrealized loss in warrants of AVLP	(2,924,000)	—	(2,924,000)
Unrealized gain in warrants of Alzamend	8,612,000	—	8,612,000
Unrealized gain in common stock of AVLP and Alzamend	31,241,000	—	31,241,000
Accretion of discount	—	4,000	4,000
Accrued interest	—	1,000	1,000
Balance at June 30, 2021	$60,355,000	$13,913,000	$74,268,000

Investments in AVLP

The Company’s investments in AVLP, a related party controlled by Philou Ventures, LLC (“Philou”), an affiliate of the Company, consist of convertible promissory notes, warrants and shares of AVLP common stock. As of June 30, 2021, loans to AVLP totaled $15.0 million and, in addition to the 12% convertible promissory notes, AVLP has issued to the Company warrants to purchase 30.1 million shares of AVLP common stock at an exercise price of $0.50 per share for a period of five years.

At June 30, 2021, the Company recorded a cumulative unrealized loss on its investment in warrants of AVLP of $4.0 million representing the difference between the cost basis and the estimated fair value of the warrants in the Company’s accumulated other comprehensive income in the stockholder's equity section of the Company’s consolidated balance sheet. The Company’s investment in AVLP will be revalued on each balance sheet date.

Fair Value Assessments of Warrants - AVLP

The fair value of the Company’s holdings in the AVLP warrants was estimated using the Black-Scholes option-pricing method and the following assumptions:

Exercise price	$0.50
Remaining contractual term (in years)	1.18 — 5.0
Volatility	68.7% — $112.1%
Weighted average risk free interest rate	0.13% — 2.98%
Expected dividend yield	0%

The volatility factor was determined based on historical stock prices for similar technology companies with market capitalizations under $100 million. The warrant valuation is a Level 3 measurement.

Fair Value Assessment of Convertible Notes - AVLP

During the six months ended June 30, 2021 and 2020, no interest income was recognized from the Company’s investment in convertible promissory notes in AVLP. The Company evaluated the collectability of both interest and principal for the convertible promissory notes in AVLP to determine whether there was an impairment. At June 30, 2021, the Company determined that the fair value of the convertible promissory notes in AVLP was $13.6 million. The Company’s determination of fair value was based upon the estimated present value of a future liquidity event combined with the closing price of AVLP’s common stock at June 30, 2021. Impairment assessments require significant judgments and are based on significant assumptions related to the borrower’s credit risk, financial performance, expected sales, and estimated fair value of the collateral.

Fair Value Assessment of Common Stock – AVLP

In aggregate, the Company has 999,175 shares of AVLP common stock which represents 18.0% of AVLP’s outstanding shares of common stock. At June 30, 2021, the closing market price of AVLP’s common stock was $0.45, a decrease from $0.50 at December 31, 2020. Based upon the closing market price of AVLP common stock at June 30, 2021, the Company’s investment in AVLP common stock had an unrealized loss of $0.3 million.

Variable Interest Entity Considerations - AVLP

The Company has determined that AVLP is a variable interest entity (“VIE”) as it does not have sufficient equity at risk. The Company does not consolidate AVLP because the Company is not the primary beneficiary and does not have a controlling financial interest. To be a primary beneficiary, an entity must have the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, among other factors. Although the Company has made a significant investment in AVLP, the Company has determined that Philou, which controls AVLP through the voting power conferred by its equity investment and which is deemed to be more closely associated with AVLP, is the primary beneficiary. As a result, AVLP’s financial position and results of operations are not consolidated in the Company’s financial position and results of operations.

Extension of AVLP Loan Agreement

On April 13, 2021, the AVLP Loan Agreement was increased to up to $15,000,000 and extended to December 31, 2023. On June 4, 2021, the AVLP Loan Agreement was increased to up to $20,000,000.

Investments in Alzamend Common Stock and Warrants

The following table summarizes the changes in the Company’s investments in Alzamend common stock during the six months ended June 30, 2021:

	Shares of	Per Share	Investment in
	Common Stock	Price	Common Stock
Balance at January 1, 2021	427,888	$1.50	$642,000
Purchase of shares from an Alzamend shareholder	62,500	$0.80	50,000
March 9, 2021 securities purchase agreement	2,666,667	$1.14	3,046,000
Investment in Alzamend initial public offering	2,000,000	$5.00	10,000,000
Open market purchases after initial public offering	109,000	$9.14	996,000
Unrealized gain in common stock of Alzamend			31,291,000
Balance at June 30, 2021	5,266,055	$8.74	$46,025,000

At December 31, 2020, the Company had provided Alzamend a short-term advance of $750,000 and invested $50,000 in an 8% convertible promissory note. In conjunction with the issuance of the 8% convertible promissory note, Alzamend issued to the Company warrants to purchase 16,667 shares of Alzamend common stock at an exercise price of $3.00 per share for a period of five years.

On March 9, 2021, DP Lending entered into a securities purchase agreement with Alzamend to invest $10.0 million in Alzamend common stock and warrants, subject to the achievement of certain milestones. DP Lending funded $4.0 million upon execution of the securities purchase agreement, which included the conversion of the short-term advance and convertible promissory note in the aggregate amount of $800,000. The remaining $6.0 million will be funded upon Alzamend achieving certain milestones related to the U.S. Food and Drug Administration approval of Alzamend’s Investigational New Drug application and Phase 1a human clinical trials for Alzamend’s lithium based ionic cocrystal therapy, known as AL001. Under the securities purchase agreement, in aggregate, Alzamend has agreed to sell up to 6,666,667 shares of its common stock to DP Lending for $10.0 million, or $1.50 per share, and issue to DP Lending warrants to acquire 3,333,334 shares of Alzamend common stock with an exercise price of $3.00 per share. Due to the significant risks and uncertainties associated with FDA approvals, through June 30, 2021, the Company believes that the achievement of the requisite performance conditions for additional investment is not probable and, as a result, no fair value of future investment rights has been recognized. The transaction was approved by the Company’s independent directors after receiving a third-party valuation report of Alzamend.

On June 15, 2021 Alzamend closed an initial public offering at a price to the public of $5.00 per share. DP Lending purchased 2,000,000 shares of Alzamend’s Common stock in the initial public offering for an aggregate of $10,000,000. Alzamend’s common stock is listed on The Nasdaq Capital Market under the ticker symbol “ALZN”.

At June 30, 2021, the fair value of Alzamend’s common stock was $8.74 based on the closing price of Alzamend’s common stock. Based upon the fair value of Alzamend common stock at June 30, 2021, during the six months ended June 30, 2021, the Company recorded an unrealized gain of $31.7 million related to its investment in Alzamend common stock.

In conjunction with the March 2021 securities purchase agreement, Alzamend issued to the Company warrants to purchase 1,333,334 shares of Alzamend common stock at an exercise price of $3.00 per share for a period of five years. The Company computed the fair value of Alzamend warrants using the Black-Scholes option pricing model. During the three and six months ended June 30, 2021, the Company recorded an unrealized gain on its investment in warrants of Alzamend of $8.6 million. The Company’s investment in Alzamend will be revalued on each balance sheet date.

Fair Value Assessment of Alzamend Warrants

The fair value of the Company’s holdings in the 1,350,000 Alzamend warrants was estimated using the Black-Scholes option-pricing method and the following assumptions:

Exercise price	$3.00
Remaining contractual term (in years)	4.17 — 4.690
Volatility	85.01%
Weighted average risk free interest rate	0.665% — 0.768%
Expected dividend yield	0%

Investment in Ault & Company, Inc.

On February 25, 2021, Ault & Company, a related party, sold and issued an 8% Secured Promissory Note in the principal amount of $2.5 million to the Company. The principal amount of the Secured Promissory Note, plus any accrued and unpaid interest at a rate of 8% per annum, is due and payable on February 25, 2022. The carrying value of the 8% Secured Promissory Note is considered to be a reasonable estimate of its fair value.

13. EXECUTIVE CHAIRMAN RELOCATION BENEFIT

On February 23, 2021, as part of a relocation benefit for the Company’s Executive Chairman, Milton C. Ault, III, related to the Company moving its corporate headquarters from Newport Beach, CA to Las Vegas, NV, the Company agreed to purchase Mr. Ault’s California residence for $2.7 million. The transaction was structured such that upon the closing of the subsequent sale of the residence, the Company shall have not recognized a gain or a loss on the transaction. The Company and Mr. Ault agreed to escrow $254,000 of the purchase price in the event of a loss on the subsequent sale of the residence. During April 2021, the Company entered into an agreement for the subsequent sale of the residence, which closed on April 19, 2021.

14. STOCK-BASED COMPENSATION

The options outstanding as of June 30, 2021, have been classified by exercise price, as follows:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$480 - $560	894	4.45	$537.34	734	$532.43
$1,208 - $1,352	25	2.75	$1,336.00	25	$1,336.00
$480 - $1,352	919	4.40	$559.07	759	$558.88

Issuances outside of Plans
$1.79	850,000	9.22	$1.79	0	$0.00

Total Options
$480 - $1,856	850,919	9.22	$2.39	759	$558.88

The total stock-based compensation expense related to stock options and stock awards issued the Company’s employees, consultants and directors, included in reported net income (loss) for the three and six months ended June 30, 2021 and 2020, was comprised as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
General and administrative	$565,000	$20,000	$584,000	$143,000
Total stock-based compensation	$565,000	$20,000	$584,000	$143,000

A summary of option activity under the Company’s stock option plans as of June 30, 2021, and changes during the six months ended are as follows:

		Outstanding Options
				Weighted
			Weighted	Average
	Shares		Average	Remaining	Aggregate
	Available	Number	Exercise	Contractual	Intrinsic
	for Grant	of Shares	Price	Life (years)	Value
January 1, 2021	6,693	925	$564.43	4.87	$0
Restricted stock awards	0	—
Forfeited	6	(6)	$1,352.00
June 30, 2021	6,699	919	$559.07	4.40	$0

1 Includes options that were issued pursuant to the Company’s 2002 Plan and are not available for future issuance.

As of June 30, 2021, there was $83,000 of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted average period of 0.72 years.

GWW Stock-Based Compensation

On May 25, 2021, GWW issued to Jonathan Read, its Chief Executive Officer, and Timothy Long, its Chief Operating Officer, options to purchase an aggregate total of 100,000 shares of GWW Class A common stock, at an exercise price per share of $14.64. The options vest over a four-year period. Additionally, Mr. Read and Mr. Long were also granted a restricted stock award to acquire an aggregate of 50,000 shares of GWW Class A common stock, vesting annually over a three-year term. As of the date of grant, the authorized share capital of GWW is 1,000,000 shares of Class A common stock, of which 700,000 shares were issued and outstanding, 500,000 shares of Class B common stock of which 500,000 shares were issued and outstanding and 100,000 shares of preferred stock of which no shares of which were outstanding. The stock-based compensation expense related to the options included in reported net income (loss) for the three and six months ended June 30, 2021 was $545,000, based on the estimated fair value of the options on the date of issuance. The estimated fair value of the options was based on observable market prices of the Company’s common stock and extrapolated to GWW based upon its relative fair value within the Company as determined by equal weighting of revenues, operating income, and net tangible assets between the Company’s subsidiaries. As of June 30, 2021, there was $514,000 of unrecognized compensation cost related to non-vested stock-based compensation arrangements with Mr. Read and Mr. Long. That cost is expected to be recognized over a weighted average period of 2.9 years.

15. WARRANTS

During the six months ended June 30, 2021, the Company did not issue any warrants. The following table summarizes information about common stock warrants outstanding at June 30, 2021:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$—	6,500	3.00	$—	6,500	$—
$0.88 - $1.91	3,237,016	4.05	$1.43	3,237,016	$0.88 - $1.91
$8.00 - $19.80	53,452	3.13	$12.74	53,452	$8.00 - $19.80
$440 - $920	16,225	1.95	$733.40	16,225	$440 - $920
$1,040 - $2,000	2,367	1.93	$1,404.85	2,367	$1,040 - $2,000
$0.88 - $2,000	3,315,560	4.02	$6.19	3,315,560	$6.19

The Company utilized the Black-Scholes option pricing model and the assumptions used during the six months ended June 30, 2020:

Exercise price	$0.88 - $1.91
Remaining contractual term (in years)	5.0
Volatility	86.3%
Weighted average risk free interest rate	0.46% — 1.38%
Expected dividend yield	0%

16. OTHER CURRENT LIABILITIES

Other current liabilities at June 30, 2021 and December 31, 2020 consisted of:

	June 30, 2021	December 31, 2020
Accrued payroll and payroll taxes	$4,341,000	$1,412,000
Warranty liability	91,000	91,000
Deferred tax liability	575,000	18,000
Other accrued expenses	565,000	269,000
	$5,572,000	$1,790,000

17. LEASES

The Company has operating leases for office space. The Company’s leases have remaining lease terms of 1.5 years to ten years, some of which may include options to extend the leases perpetually, and some of which may include options to terminate the leases within one year.

The following table provides a summary of leases by balance sheet category as of June 30, 2021:

June 30, 2021
Operating right-of-use assets	$4,605,000
Operating lease liability - current	876,000
Operating lease liability - non-current	3,792,000

The components of lease expenses for the six months ended June 30, 2021, were as follows:

Six Months Ended
June 30, 2021
Operating lease cost	$670,000
Short-term lease cost	—
Variable lease cost	—

The following tables provides a summary of other information related to leases for the six months ended June 30, 2021:

June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$668,000
Right-of-use assets obtained in exchange for new operating lease liabilities	$—
Weighted-average remaining lease term - operating leases	6.2 years
Weighted-average discount rate - operating leases	9.0%

The Company determined that using a discount rate of 9% is reasonable, as this is consistent with the mortgage rates for commercial properties for the time period commensurate with the terms of the leases.

Maturity of lease liabilities under the Company’s non-cancellable operating leases as of June 30, 2021, were as follows:

Payments due by period
2021 (remainder)	$789,000
2022	1,292,000
2023	992,000
2024	915,000
2025	698,000
Thereafter	1,794,000
Total lease payments	6,480,000
Less interest	(1,812,000)
Present value of lease liabilities	$4,687,000

18. NOTES PAYABLE

Notes payable at June 30, 2021 and December 31, 2020, were comprised of the following:

	Weighted Average Interest Rate	Debt Due	June 30, 2021	December 31, 2020
Esousa purchased notes			$—	$200,000
Short-term notes payable	10.5%	2021	936,000	1,089,000
Notes payable to Wells Fargo			—	183,000
Note payable to Dept. of Economic and Community Development			—	196,000
Paycheck Protection Program Loans			0	1,162,000
SBA Economic Injury Disaster Loan			0	150,000
Short-term bank credit	3.9%	2021	872,000	1,404,000
Total notes payable			$1,808,000	$4,384,000
Less: current portion			(1,808,000)	(4,048,000)
Notes payable – long-term portion			$—	$336,000

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

Paycheck Protection Program

During April 2020, the Company received loans under the Paycheck Protection Program (“PPP”) in the principal amount of $715,000 and the Company’s majority owned subsidiary, Microphase, received loans in the principal amount of $467,000. On January 11, 2021, the Company received forgiveness in the principal amount of $715,000. On May 20, 2021, Microphase received forgiveness in the principal amount of $467,000.

19. NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties at June 30, 2021 and December 31, 2020, were comprised of the following:

	June 30, 2021	December 31, 2020
Notes payable, related parties	$—	$240,000
Less: current portion	—	(188,000)
Notes payable, related parties – long-term portion	$—	$52,000

Microphase was party to several notes payable agreements with six of its past officers, employees and their family members. As of June 30, 2021, the related party notes payable were paid in full.

20. CONVERTIBLE NOTES

Convertible notes payable at June 30, 2021 and December 31, 2020, were comprised of the following:

	Interest Rate	Due Date	June 30, 2021	December 31, 2020
Convertible promissory note	4%	May 20, 2024	$660,000	$660,000
Less: Unamortized debt discounts			(233,000)	(274,000)
Total convertible notes payable, net of financing cost			$427,000	$386,000

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

The Company computed the fair value of the warrants using the Black-Scholes option pricing model and, as a result of this calculation, recorded debt discount in the amount of $58,000 based on the estimated fair value of the warrants. At the time of issuance of the note, the closing price of the common stock was in excess of the effective conversion price, resulting in a beneficial conversion feature (“BCF”) of $188,000, based on the difference between the effective conversion price and the fair value of the Company’s common stock at the commitment date of the transaction.

In aggregate, the Company recorded a debt discount in the amount of $406,896 based on the relative fair values of the warrants, BCF and OID. During each of the six months ended June 30, 2021 and 2020, non-cash interest expense of $40,000 was recorded from the amortization of debt discounts. The fair value of the warrants was estimated using the Black-Scholes option-pricing method. The risk-free rate of 2.18% was derived from the U.S. Treasury yield curve, matching the term of the warrant, in effect at the measurement date. The volatility factor of 87.51% was determined based on historical stock prices of similar technology companies.

21. COMMITMENTS AND CONTINGENCIES

Blockchain Mining Supply and Services, Ltd.

On November 28, 2018, Blockchain Mining Supply and Services, Ltd. (“Blockchain Mining”) a vendor who sold computers to the Company’s subsidiary, filed a Complaint (the “Complaint”) in the United States District Court for the Southern District of New York against the Company and the Company’s subsidiary, Digital Farms, Inc. (f/k/a Super Crypto Mining, Inc.), in an action captioned Blockchain Mining Supply and Services, Ltd. v. Super Crypto Mining, Inc. and DPW Holdings, Inc., Case No. 18-cv-11099.

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

On June 2, 2021, the Company and its subsidiary filed a motion to dismiss the amended complaint in its entirety as against the Company, and the promissory estoppel claim as against the subsidiary.

The motion to dismiss has been fully briefed and is currently pending before the Court.

Based on the Company’s assessment of the facts underlying the claims, the uncertainty of litigation, and the preliminary stage of the case, the Company cannot reasonably estimate the potential loss or range of loss that may result from this action. Notwithstanding, the Company has established a reserve in the amount of the unpaid portion of the purchase agreement, which is included in accounts payable and accrued expenses. An unfavorable outcome may have a material adverse effect on the Company’s business, financial condition and results of operations.

Ding Gu (a/k/a Frank Gu) and Xiaodan Wang Litigation

On January 17, 2020, Ding Gu (a/k/a Frank Gu) (“Gu”) and Xiaodan Wang (“Wang” and with “Gu” collectively, “Plaintiffs”), filed a Complaint (the “Complaint”) in the Supreme Court of the State of New York, County of New York against the Company and the Company’s Chief Executive Officer, Milton C. Ault, III, in an action captioned Ding Gu (a/k/a Frank Gu) and Xiaodan Wang v. DPW Holdings, Inc. and Milton C. Ault III (a/k/a Milton Todd Ault III a/k/a Todd Ault), Index No. 650438/2020.

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

On July 28, 2021, the Court conducted oral argument in connection with the motion to dismiss. During the oral argument, the Court informed the parties that the Court was dismissing the fraud claim, in its entirety, and provided Plaintiffs an opportunity to amend their fraud claim within sixty days of the date of the oral argument. The Court reserved decision on the other causes of action.

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

Other Litigation Matters

The Company is involved in litigation arising from other matters in the ordinary course of business. The Company is regularly subject to claims, suits, regulatory and government investigations, and other proceedings involving labor and employment, commercial disputes, and other matters. Such claims, suits, regulatory and government investigations, and other proceedings could result in fines, civil penalties, or other adverse consequences.

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

22. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 25.0 million shares of Preferred Stock $0.001 par value. The Board has designated 1.0 million shares as Series A Convertible Preferred Stock (the “Series A Preferred Stock”), 500,000 shares as Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and 2,500 shares as Series C Convertible Redeemable Preferred Stock (the “Series C Preferred Stock”). The rights, preferences, privileges and restrictions on the remaining authorized 23.5 million shares of Preferred Stock have not been determined. The Board is authorized to designate a new series of preferred shares and determine the number of shares, as well as the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred shares. As of June 30, 2021, there were 7,040 shares of Series A Preferred Stock, 125,000 shares of Series B Preferred Stock and no other shares of Preferred Stock issued or outstanding.

Common Stock

Common stock confers upon the holders the rights to receive notice to participate and vote at any meeting of stockholders of the Company, to receive dividends, if and when declared, and to participate in a distribution of surplus of assets upon liquidation of the Company. The Class B common stock carries the voting power of 10 shares of Class A common stock.

2021 ATM Offering

On January 22, 2021, the Company entered into an At-The-Market Issuance Sales Agreement, as amended on February 17, 2021 and thereafter on March 5, 2021 (the “2021 Sales Agreement”) with Ascendiant Capital Markets, LLC, or the sales agent, relating to the sale of shares of common stock offered by a prospectus supplement and the accompanying prospectus, as amended by the amendments to the sales agreement dated February 16, 2021 and March 5, 2021. In accordance with the terms of the 2021 Sales Agreement, the Company may offer and sell shares of common stock having an aggregate offering price of up to $200.0 million from time to time through the sales agent. As of June 30, 2021, the Company had sold an aggregate of 27.9 million shares of common stock pursuant to the sales agreement for gross proceeds of $144.0 million.

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

Issuance of Common Stock for Convertible Promissory Note, Related Party

On May 12, 2021, the Company issued 275,862 shares of common stock to Ault & Company, Inc. upon the conversion of $400,000 of principal on an 8% Convertible Promissory Note dated February 5, 2020.

Securities Purchase Agreement, Related Party

On June 11, 2021, the Company entered into a securities purchase agreement with Ault & Company. Under the terms of the agreement, Ault & Company will purchase an aggregate of 1,000,000 shares of the Company’s common stock for a total purchase price of $2,990,000, at a purchase price per share of $2.99, which was $0.05 per share above the closing stock price on June 10, 2021, subject to the approval of the NYSE American.

23. SEGMENT, CUSTOMERS AND GEOGRAPHICAL INFORMATION

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

	Three Months ended June 30, 2021
	GWW	Coolisys	Ault Alliance	Total
Revenue	$6,475,000	$1,831,000	$258,000	$8,564,000
Revenue, lending and trading activities	—	—	53,274,000	53,274,000
Revenue, cryptocurrency mining	—	—	291,000	291,000
Total revenues	$6,475,000	$1,831,000	$53,823,000	$62,129,000

Depreciation and
amortization expense	$214,000	$6,000	$150,000	$370,000
Income (loss) from operations	$(999,000)	$117,000	$49,059,000	$48,117,000
Capital expenditures for
segment assets, as of
June 30, 2021	$474,000	$—	$767,000	$1,241,000
Identifiable assets as of
June 30, 2021	$29,813,000	$3,382,000	$225,906,000	$259,101,000

	Three Months ended June 30, 2020
	GWW	Coolisys	Ault Alliance	Total
Revenue	$4,189,000	$1,246,000	$—	$5,435,000
Revenue, lending and trading activities	—	—	(34,000)	(34,000)
Total revenues	$4,189,000	$1,246,000	$(34,000)	$5,401,000
Depreciation and
amortization expense	$158,000	$10,000	$—	$168,000
Income (loss) from operations	$88,000	$65,000	$(46,000)	$107,000
Capital expenditures for
segment assets, as of
June 30, 2020	$25,000	$1,000	$8,000	$34,000
Identifiable assets as of
June 30, 2020	$21,386,000	$1,771,000	$17,337,000	$40,494,000

	Six Months ended June 30, 2021
	GWW	Coolisys	Ault Alliance	Total
Revenue	$12,825,000	$3,213,000	$431,000	$16,469,000
Revenue, lending and trading activities	—	—	58,485,000	58,485,000
Revenue, cryptocurrency mining	—	—	421,000	421,000
Total revenues	$12,825,000	$3,213,000	$59,337,000	$75,375,000
Depreciation and
amortization expense	$428,000	$13,000	$197,000	$637,000
Income (loss) from operations	$(783,000)	$(83,000)	$53,092,000	$52,226,000
Capital expenditures for
segment assets, as of June 30, 2021	$566,000	$—	$5,024,000	$5,590,000
Identifiable assets as of
June 30, 2021	$29,813,000	$3,382,000	$225,906,000	$259,101,000

	Six Months ended June 30, 2020
	GWW	Coolisys	Ault Alliance	Total
Revenue	$8,577,000	$2,427,000	$—	$11,004,000
Revenue, lending and trading activities	—	—	2,000	2,000
Total revenues	$8,577,000	$2,427,000	$2,000	$11,006,000
Depreciation and
amortization expense	$308,000	$119,000	$—	$427,000
Income (loss) from operations	$184,000	$(154,000)	$(81,000)	$(51,000)
Capital expenditures for
Segments assets, as of June 30, 2020	$164,000	$2,000	$24,000	$190,000
Identifiable assets as of
June 30, 2020	$21,386,000	$1,771,000	$17,337,000	$40,494,000

Concentration Risk

The following tables provide the percentage of total revenues for the three and six months ended June 30, 2020 to a single customer from which 10% or more of total revenues are derived. For the three and six months ended June 30, 2021 no single customer represented 10% or more of total revenues.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020		June 30, 2020

	Total Revenues	Percentage of	Total Revenues	Percentage of
	by Major	Total Company	by Major	Total Company
	Customers	Revenues	Customers	Revenues
Customer A	$1,427,000	26%	$3,281,000	30%

Revenue from Customer A is attributable to Enertec. Further, at June 30, 2021, MTIX Ltd. represented all the Company’s accounts and other receivable, related party.

24. INCOME TAXES

The Company calculates its interim income tax provision in accordance with ASC 270 and ASC 740. The Company’s effective tax rate (“ETR”) from continuing operations was 7.8% and 0.4% for the three months ended June 30, 2021 and 2020, respectively, and 7.4% and 0.2% for the six months ended June 30, 2021 and 2020, respectively. The Company recorded income tax expense (benefit) of $3,504,000 and ($6,000) for the three months ended June 30, 2021 and 2020, respectively, and $3,510,000 and ($12,000) for the six months ended June 30, 2021 and 2020, respectively. The difference between the ETR and federal statutory rate of 21% is primarily attributable to items recorded for GAAP but permanently disallowed for U.S. federal income tax purposes and changes in valuation allowance.

A valuation allowance is recorded when it is more-likely-than-not some of the Company’s deferred tax assets may not be realized. Significant judgment is applied when assessing the need for a valuation allowance and the Company considers future taxable income, reversals of existing deferred tax assets and liabilities and ongoing prudent and feasible tax planning strategies, in making such assessment. As of June 30, 2021, the Company maintains a full US federal, state and UK valuation allowance.

The Company records uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two-step process in which (i) the Company determines whether it is more likely than not a tax position will be sustained on the basis of the technical merits of such position and (ii) for those tax positions meeting the more-likely-than-not recognition threshold, the Company would recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company has determined it has no uncertain tax positions as of June 30, 2020 and June 30, 2021. The Company classifies interest and penalties recognized on uncertain tax positions as a component of income tax expense.

25. SUBSEQUENT EVENTS

Activity Under 2021 ATM Offering

From July 1, 2021 through August 13, 2021, the Company had sold an aggregate of 2.4 million shares of common stock pursuant to the sales agreement for gross proceeds of $6.0 million.

Additional Investment in Alzamend Neuro, Inc.

On July 28, 2021 Alzamend received from the U.S. Food and Drug Administration a “Study May Proceed” letter for a Phase 1 study under the Alzamend’s Investigational New Drug application for AL001, a lithium-based ionic cocrystal oral therapy for patients with dementia related to mild, moderate, and severe cognitive impairment associated with Alzheimer’s disease.

Based on the achievement of this milestone, under the March 9, 2021 securities purchase agreement, Alzamend sold an additional 1,333,333 shares of its common stock to DPL for $2 million, or $1.50 per share, and issued to DPL warrants to acquire 666,667 shares of Alzamend common stock with an exercise price of $3.00 per share.

Significant Fluctuation in the Fair Value of Investment in Alzamend

Revenues from the Company’s trading activities during the six months ended June 30, 2021 included significant net gains on equity securities, including unrealized gains and losses from market price changes. These gains and losses have caused, and will continue to cause, significant volatility in the Company’s periodic earnings.

At June 30, 2021, the fair value of Alzamend’s common stock was $8.74 based on the closing price of Alzamend’s common stock. Based upon the fair value of Alzamend common stock at June 30, 2021, during the six months ended June 30, 2021, the Company recorded an unrealized gain of $31.7 million related to its investment in Alzamend common stock. During the three and six months ended June 30, 2021, the Company recorded an unrealized gain on its investment in warrants of Alzamend of $8.6 million. The Company’s investment in Alzamend will be revalued on each balance sheet date.

On August 12, 2021, the closing price of Alzamend’s common stock was $3.83. If the closing price of Alzamend common stock on September 30, 2021 remains low relative to the closing price on June 30, 2021, the Company would record a significant unrealized loss from trading activities for the three months ending September 30, 2021.

Annual Meeting

On Friday, August 13, 2021, the Company held its annual meeting of stockholders. The proposals approved included the following:

•	The exercise of warrants issued to Esousa to purchase up to an aggregate of 3,850,220 shares of common stock;

•	The Company’s 2021 Stock Incentive Plan, pursuant to which 7,500,000 shares of common stock may be issued;

•	The Company’s Employee Stock Purchase Plan, pursuant to which 980,000 shares of common stock may be issued;

•	The 2020 equity issuances to directors and executive officers of the Company, consisting of an aggregate of up to 1,950,000 shares of common stock, whether issued pursuant to stock grants or underlying options granted to the Company’s directors and executive officers; and

•	The 2020 equity issuances to directors and executive officers of the Company, consisting of an aggregate of up to 3,750,000 shares of common stock, whether issued pursuant to stock grants or underlying options granted to the Company’s directors and executive officers.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this quarterly report, the “Company,” “Ault Global,” “we,” “us” and “our” refer to Ault Global Holdings, Inc., a Delaware corporation, our wholly-owned subsidiaries, Gresham Worldwide, Inc., Coolisys Technologies, Corp, Ault Alliance, Inc., Digital Power Lending, LLC, Digital Farms, Inc., Gresham Power Electronics, Enertec Systems 2001 Ltd. and our majority owned subsidiary, Microphase Corporation.

Recent Developments

2021 ATM Offering

On January 22, 2021, we entered into an At-The-Market Issuance Sales Agreement, as amended on February 17, 2021 and thereafter on March 5, 2021 (the “2021 Sales Agreement”) with Ascendiant Capital Markets, LLC, or the sales agent, relating to the sale of shares of common stock offered by a prospectus supplement and the accompanying prospectus, as amended by the amendments to the sales agreement dated February 16, 2021 and March 5, 2021. In accordance with the terms of the 2021 Sales Agreement, we may offer and sell shares of common stock having an aggregate offering price of up to $200 million from time to time through the sales agent. As of June 30, 2021, we had sold an aggregate of 27.9 million shares of common stock pursuant to the sales agreement for gross proceeds of $144.0 million.

Acquisition of Michigan Cloud Data Center

On January 29, 2021, Alliance Cloud Services, LLC, a majority-owned subsidiary of its wholly-owned subsidiary, Ault Alliance, closed on the acquisition of a 617,000 square foot energy-efficient facility located on a 34.5 acre site in southern Michigan for a purchase price of $3.9 million. The purchase price was paid in cash.

Investment in Alzamend Neuro, Inc.

On March 9, 2021, our wholly owned subsidiary, DP Lending, entered into a securities purchase agreement with Alzamend, a related party, to invest $10 million in Alzamend common stock and warrants, subject to the achievement of certain milestones. We agreed to fund $4 million upon execution of the securities purchase agreement and to fund the balance upon Alzamend achieving certain milestones related to the U.S. Food and Drug Administration approval of Alzamend’s Investigational New Drug application and Phase 1a human clinical trials for Alzamend’s lithium based ionic cocrystal therapy, known as AL001. Under the securities purchase agreement, Alzamend has agreed to sell up to 6,666,667 shares of its common stock to DPL for $10 million, or $1.50 per share, and issue to DPL warrants to acquire up to 3,333,334 shares of Alzamend common stock with an exercise price of $3.00 per share. The transaction was approved by our independent directors after receiving a third-party valuation report of Alzamend.

On June 15, 2021, Alzamend closed an initial public offering at a price to the public of $5.00 per share. DP Lending purchased 2,000,000 shares of Alzamend’s common stock in the initial public offering for an aggregate of $10,000,000. Alzamend’s common stock is listed on The Nasdaq Capital Market under the ticker symbol “ALZN”.

On July 28, 2021, Alzamend received from the U.S. Food and Drug Administration a “Study May Proceed” letter for a Phase 1 study under the Alzamend’s Investigational New Drug application for AL001, a lithium-based ionic cocrystal oral therapy for patients with dementia related to mild, moderate, and severe cognitive impairment associated with Alzheimer’s disease.

Based on the achievement of this milestone, under the March 9, 2021 securities purchase agreement, Alzamend sold an additional 1,333,333 shares of its common stock to DPL for $2 million, or $1.50 per share, and issued to DPL warrants to acquire 666,667 shares of Alzamend common stock with an exercise price of $3.00 per share.

Investment in Ault & Company, Inc.

On February 25, 2021, Ault & Company, a related party, sold and issued an 8% Secured Promissory Note in the principal amount of $2.5 million to us. The principal amount of the Secured Promissory Note, plus any accrued and unpaid interest at a rate of 8% per annum, is due and payable on February 25, 2022.

Forgiveness of Debt

On January 11, 2021we received forgiveness of a loan under the Paycheck Protection Program (“PPP”) in the principal amount of $715,000. On May 20, 2021, Microphase received forgiveness of a loan under the PPP in the principal amount of $467,000.

Impact of Coronavirus on Our Operations

The COVID-19 pandemic continues to present significant business challenges in 2021. During the second quarter of 2021, we continued to experience impacts in each of our business areas related to COVID-19, primarily in continued increased coronavirus-related costs, delays in supplier deliveries, impacts of travel restrictions, site access and quarantine restrictions, and the impacts of remote work and adjusted work schedules. During the second quarter, we continued to take measures to protect the health and safety of our employees, including measures to facilitate the provision of vaccines to our employees in line with state and local guidelines. We also continued to work with our customers and suppliers to minimize disruptions.

Although the COVID-19 pandemic did not have a significant impact on our financial results in the second quarter of 2021, the ultimate impact of COVID-19 on our operations and financial performance in future periods, including our ability to execute our programs in the expected timeframe, remains uncertain and will depend on future pandemic related developments, including the duration of the pandemic, any potential subsequent waves of COVID-19 infection, the effectiveness, distribution and acceptance of COVID-19 vaccines, and related government actions to prevent and manage disease spread, all of which are uncertain and cannot be predicted. The long-term impacts of COVID-19 on demand for our products and services are also difficult to predict but could negatively affect our future results and business operations. For additional risks to the corporation related to the COVID-19 pandemic, see Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020.

General

As a holding company, our business strategy is designed to increase shareholder value. Under this strategy, we are focused on acquiring, managing and financially supporting our subsidiaries and partner companies, with the goal of pursuing monetization opportunities and maximizing the value returned to shareholders. We have, are and will consider initiatives including, among others: public offerings, the acquisition of new subsidiaries and/or partner companies, the sale of individual partner companies, the sale of certain or all partner company interests in secondary market transactions, or a combination thereof, as well as other opportunities to maximize shareholder value. We anticipate returning value to shareholders after satisfying our debt obligations and working capital needs.

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

Over the recent past we have provided capital and relevant expertise to fuel the growth of businesses in defense/aerospace, industrial, telecommunications, medical and textile industries. We have provided capital to subsidiaries as well as partner companies in which we have an equity interest or may be actively involved, influencing development through board representation and management support.

We are a Delaware corporation with our corporate office located at 11411 Southern Highlands Pkwy #240, Las Vegas, Nevada 89141. Our phone number is 949-444-5464 and our website address is www.aultglobal.com.

Results of Operations

Results of Operations for the Three Months Ended June 30, 2021 and 2020

The following table summarizes the results of our operations for the three months ended June 30, 2021 and 2020.

	For the Three Months Ended
	June 30,
	2021	2020

Revenue	$8,564,000	$5,435,000
Revenue, cryptocurrency mining	291,000	—
Revenue, lending and trading activities	53,274,000	(34,000)
Total revenue	62,129,000	5,401,000
Cost of revenue	6,278,000	3,496,000
Gross profit	55,851,000	1,905,000

Operating expenses
Research and development	531,000	462,000
Selling and marketing	1,505,000	295,000
General and administrative	7,992,000	2,918,000
Provision for credit losses	—	(1,000,000)
Total operating expenses	10,028,000	2,675,000
Income (loss) from continuing operations	45,823,000	(770,000)
Interest income	14,000	36,000
Interest expense	(22,000)	(963,000)
Change in fair value of marketable equity securities	(1,915,000)	337,000
Realized gain on marketable securities	—	—
Gain (loss) on extinguishment of debt	447,000	(12,000)
Change in fair value of warrant liability	290,000	(10,000)
Income (loss) from continuing operations before income taxes	44,637,000	(1,382,000)

Income tax (expense) benefit	(3,504,000)	6,000
Net income (loss)	41,133,000	(1,376,000)
Less: Net gain attributable to non-controlling interest	1,083,000	—
Net income (loss) attributable to Ault Global Holdings	42,216,000	(1,376,000)
Preferred dividends	(4,000)	(3,000)
Net income (loss) available to common stockholders	$42,212,000	$(1,379,000)
Comprehensive income (loss)
Income (loss) available to common stockholders	$41,612,000	$(1,379,000)
Other comprehensive income (loss)
Foreign currency translation adjustment	134,000	97,000
Net unrealized gain (loss) on derivative securities of related party	(5,893,000)	761,000
Other comprehensive income (loss)	(5,759,000)	858,000
Total comprehensive income (loss)	$36,453,000	$(521,000)

Revenues

Revenues by segment for the three months ended June 30, 2021 and 2020 are as follows:

	For the Three Months Ended June 30,		Increase
	2021	2020	(Decrease)%

GWW	$6,475,000	$4,189,000	$2,286,000	55%
Coolisys	1,831,000	1,246,000	585,000	47%
Ault Alliance:
Revenue, cryptocurrency mining	291,000	—	291,000	—
Revenue, lending and trading activities	53,274,000	(34,000)	53,308,000	156788%
Other	$258,000	—	258,000	—
Total revenue	$62,129,000	$5,401,000	$56,728,000	1050%

Our revenues increased by $56.7 million, or 1050%, to $62.1 million for the three months ended June 30, 2021, from $5.4 million for the three months ended June 30, 2020.

GWW

GWW revenues increased by $2.3 million, or 55%, to $6.5 million for the three months ended June 30, 2021, from $4.2 million for the three months ended June 30, 2020. GWW revenue in 2021 includes $1.7 million from Relec, which was acquired on November 30, 2020. In addition, the increase in revenue from our GWW segment for customized solutions for the military markets reflected the benefit of capital that was allocated to our defense business based on the overall improved capital structure of the Company. Revenue from Enertec, which largely consists of revenue recognized over time, was $2.5 million for the three months ended June 30, 2021, an increase of $158,000 or 7%, from $2.3 million in the prior-year period.

Coolisys

Coolisys revenues increased by $586,000 or 47%, to $1.8 million for the three months ended June 30, 2021, from $1.2 million for three months ended June 30, 2020. The increase is due, in part, to disruptions to Coolisys’ business operations experienced in the prior year period related to the temporary suspension of operations related to the outbreak of COVID-19.

Ault Alliance

Revenues from our cryptocurrency mining operations were $291,000 for the three months ended June 30, 2021, compared to nil for the three months ended June 30, 2020, as we resumed our cryptocurrency mining operations during the first quarter of 2021. Our decision to resume cryptocurrency mining operations in 2021 was based on several factors, which had positively affected the number of active miners we operated, including the market prices of digital currencies, and favorable power costs available at our Michigan data center.

Revenues from our lending and trading activities increased to $53.3 million for the three months ended June 30, 2021, from negative revenues of $34,000 for the three months ended June 30, 2020, attributed to a significant allocation of capital from our recent equity financing transactions to our loan and investment portfolio. During the three months ended June 30, 2021, DP Lending generated significant income from appreciation of investments in marketable securities as well as shares of common stock underlying convertible notes and warrants issued to DP Lending in certain financing transactions. Under its business model, DP Lending also generates revenue through origination fees charged to borrowers and interest generated from each loan.

Revenues from our trading activities in 2021 included significant net gains on equity securities, including unrealized gains and losses from market price changes. These gains and losses have caused, and will continue to cause, significant volatility in our periodic earnings.

Gross margins

Gross margins increased to 89.9% for the three months ended June 30, 2021 compared to 37.1% for the three months ended June 30, 2020. Our gross margins have typically ranged between 33% and 37%, with slight variations depending on the overall composition of our revenue.

Our gross margins of 89.9% recognized during the three months ended June 30, 2021, were impacted by the favorable margins from our lending and trading activities. Excluding the effects of margin from our lending and trading activities, our adjusted gross margins for the three months ended June 30, 2021, would have been 29%, slightly lower than our historical range.

Research and development

Research and development expenses increased by $69,000 to $531,000 for the three months ended June 30, 2021, from $462,000 for the three months ended June 30, 2020. The increase in research and development expenses is due to cost incurred at Coolisys related to the development of our electric vehicle charger products.

Selling and marketing

Selling and marketing expenses were $1.5 million for the three months ended June 30, 2021, compared to $295,000 for the three months ended June 30, 2020, an increase of $1.2 million, or 410%. The increase was the result of increases in personnel costs directly attributed to an increase in sales and marketing personnel and consultants primarily at Ault Alliance related to digital marketing and digital learning. The increase is also attributable to costs incurred at Coolisys to grow our selling and marketing infrastructure related to our electric vehicle charger products.

General and administrative

General and administrative expenses were $8.0 million for the three months ended June 30, 2021, compared to $2.9 million for the three months ended June 30, 2020, an increase of $5.1 million. General and administrative expenses increased from the comparative prior period, mainly due to:

•	the accrual of a $2.9 million performance bonus related to trading activities during the period;

•	non-cash stock compensation costs of $545,000 related to GWW options and shares issued to GWW’s Chief Executive Officer and Chief Operating Officer;

•	general and administrative costs of $363,000 from Relec, which was acquired on November 30, 2020;

•	increased costs related to our Michigan Data Center, operated by Alliance Cloud Services; and

•	higher consulting, audit, legal and insurance costs.

Income (loss) from continuing operations

We recorded income from continuing operations of $45.8 million for the three months ended June 30, 2021, compared to an operating loss of $770,000 for the three months ended June 30, 2020. The prior-year period included a $1.0 million provision for credit losses. The improvement in operating results is attributable to the increase in revenue and gross margins partially offset by the increase in operating expenses, primarily general and administrative expenses.

Provision for credit losses

Loans are generally carried at the amount of unpaid principal, adjusted for unearned loan fees and original issue discount, which are amortized over the term of the loan using the effective interest rate method. Interest on loans is accrued based on the principal amounts outstanding. During the three months ended June 30, 2021 and 2020, we evaluated the collectability of both interest and principal for the convertible promissory notes in AVLP to determine whether there was an impairment. As of June 30, 2020, based on information and events available at that time, primarily the value of the underlying conversion feature and recent economic events, we concluded that an impairment existed and, accordingly, we recorded a $1.0 million provision for credit losses.

Interest income

Interest income was $14,000 for the three months ended June 30, 2021 compared to $36,000 for the three months ended June 30, 2020.

Interest expense

Interest expense was $22,000 for the three months ended June 30, 2021 compared to $963,000 for the three months ended June 30, 2020. The decrease in interest expense for the three months ended June 30, 2021 was primarily related to the decrease in our level of borrowings.

Change in fair value of warrant liability

During the three months ended June 30, 2020, the fair value of the warrants that were issued during 2020 in a series of debt financings decreased by $290,000. The fair value of these warrants is re-measured at each financial reporting period and immediately before exercise, with any changes in fair value recorded as change in fair value of warrant liability in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Change in fair value of marketable equity securities

Change in fair value of marketable equity securities was a loss of $1.9 million for the three months ended June 30, 2021 compared to a gain of $337,000 for the three months ended June 30, 2020.

Gain on extinguishment of debt

Gain on extinguishment of debt was $447,000 for the three months ended June 30, 2021 compared to a loss of $12,000 for the three months ended June 30, 2020. On May 20, 2021, Microphase received forgiveness its Paycheck Protection Program loan in the principal amount of $467,000.

Net income (loss)

For the foregoing reasons, our net income for the three months ended June 30, 2021, was $42.2 million compared to a net loss of $1.4 million for the three months ended June 30, 2020.

Other comprehensive income (loss)

Other comprehensive loss was $5.8 million for the three months ended June 30, 2021, compared to other comprehensive income of $858,000 for the three months ended June 30, 2020. Other comprehensive loss for the three months ended June 30, 2021, which decreased our equity, was primarily due to unrealized losses in the warrant derivative securities that we received as a result of our investment in AVLP, a related party. During the three months ended June 30, 2020, unrealized gains in the warrant derivative securities of AVLP was the primary component of other comprehensive income.

Results of Operations for the Six Months Ended June 30, 2021 and 2020

The following table summarizes the results of our operations for the six months ended June 30, 2021 and 2020.

	For the Six Months Ended
	June 30,
	2021	2020

Revenue	$16,469,000	$11,004,000
Revenue, cryptocurrency mining	421,000	—
Revenue, lending and trading activities	58,485,000	2,000
Total revenue	75,375,000	11,006,000
Cost of revenue	11,386,000	7,349,000
Gross profit	63,989,000	3,657,000

Operating expenses
Research and development	1,133,000	903,000
Selling and marketing	2,747,000	633,000
General and administrative	13,084,000	5,821,000
Provision for credit losses	—	—
Total operating expenses	16,964,000	7,357,000
Income (loss) from continuing operations	47,025,000	(3,700,000)
Interest income	51,000	36,000
Interest expense	(337,000)	(2,049,000)
Change in fair value of marketable equity securities	45,000	(29,000)
Realized gain on marketable securities	397,000	—
Gain (loss) on extinguishment of debt	929,000	(475,000)
Change in fair value of warrant liability	(388,000)	(6,000)
Income (loss) from continuing operations before income taxes	47,722,000	(6,223,000)
Income tax (expense) benefit	(3,510,000)	12,000
Net income (loss) from continuing operations	44,212,000	(6,211,000)
Net loss from discontinued operations, net of taxes	—	(1,698,000)
Net income (loss)	44,212,000	(7,909,000)
Less: Net gain attributable to non-controlling interest	3,000	—
Net income (loss) attributable to Ault Global Holdings	44,215,000	(7,909,000)
Preferred dividends	(9,000)	(7,000)
Net income (loss) available to common stockholders	$44,206,000	$(7,916,000)
Comprehensive income (loss)
Income (loss) available to common stockholders	$44,206,000	$(7,916,000)
Other comprehensive income (loss)
Foreign currency translation adjustment	41,000	(51,000)
Net unrealized gain (loss) on derivative securities of related party	(2,924,000)	(481,000)
Other comprehensive income (loss)	(2,883,000)	(532,000)
Total comprehensive income (loss)	$41,323,000	$(8,448,000)

Revenues

Revenues by segment for the six months ended June 30, 2021 and 2020 are as follows:

	For the Six Months Ended June 30,		Increase
	2021	2020	(Decrease)%

GWW	$12,825,000	$8,577,000	$4,248,000	50%
Coolisys	3,213,000	2,427,000	786,000	32%
Ault Alliance:
Revenue, cryptocurrency mining	421,000	—	421,000	—
Revenue, lending and trading activities	58,485,000	2,000	58,483,000	2924150%
Other	430,000	—	430,000	—
Total revenue	$75,374,000	$11,006,000	$64,368,000	585%

Our revenues increased by $64.4 million, or 585%, to $75.4 million for the six months ended June 30, 2021, from $11.0 million for the six months ended June 30, 2020.

GWW

GWW revenues increased by $4.2 million, or 50%, to $12.8 million for the six months ended June 30, 2021, from $8.6 million for the six months ended June 30, 2020. GWW revenue in 2021 includes $3.6 million from Relec, which was acquired on November 30, 2020. In addition, the increase in revenue from our GWW segment for customized solutions for the military markets reflected the benefit of capital that was allocated to our defense business based on the overall improved capital structure of the Company. Revenue from Enertec, which largely consists of revenue recognized over time, was $4.9 million for the six months ended June 30, 2021, an increase of $290,000 or 6%, from $4.6 million in the prior-year period.

Coolisys

Coolisys revenues increased by $786,000 or 32%, to $3.2 million for the six months ended June 30, 2021, from $2.4 million for six months ended June 30, 2020. The increase is due, in part, to disruptions to Coolisys’ business operations experienced in the prior year period related to the temporary suspension of operations related to the outbreak of COVID-19.

Ault Alliance

Revenues from our cryptocurrency mining operations were $421,000 for the six months ended June 30, 2021, compared to nil for six months ended June 30, 2020, as we resumed our cryptocurrency mining operations during the first quarter of 2021. Our decision to resume cryptocurrency mining operations in 2021 was based on several factors, which positively affected the number of active miners we operated, including the market prices of digital currencies, and favorable power costs available at our Michigan data center.

Revenues from our lending and trading activities increased to $58.5 million for the six months ended June 30, 2021, from revenues of $2,000 for the six months ended June 30, 2020, which is attributable to a significant allocation of capital from our recent equity financing transactions to our loan and investment portfolio. During the six months ended June 30, 2021, DP Lending generated significant income from appreciation of investments in marketable securities as well as shares of common stock underlying convertible notes and warrants issued to DP Lending in certain financing transactions. Under its business model, DP Lending also generates revenue through origination fees charged to borrowers and interest generated from each loan.

Revenues from our trading activities in 2021 included significant net gains on equity securities, including unrealized gains and losses from market price changes. These gains and losses have caused, and will continue to cause, significant volatility in our periodic earnings.

Gross margins

Gross margins increased to 84.9% for the six months ended June 30, 2021 compared to 33.2% for the six months ended June 30, 2020. Our gross margins have typically ranged between 33% and 37%, with slight variations depending on the overall composition of our revenue.

Our gross margins of 84.9% recognized during the six months ended June 30, 2021, were impacted by the favorable margins from our lending and trading activities. Excluding the effects of margin from our lending and trading activities, our adjusted gross margins for the six months ended June 30, 2021, would have been 33%, consistent with our historical range.

Research and development

Research and development expenses increased by $230,000 to $1.1 million for the six months ended June 30, 2021, from $903,000 for the six months ended June 30, 2020. The increase in research and development expenses is due to cost incurred at Coolisys related to the development of our electric vehicle charger products.

Selling and marketing

Selling and marketing expenses were $2.7 million for the six months ended June 30, 2021, compared to $633,000 for the six months ended June 30, 2020, an increase of $2.1 million, or 334%. The increase was the result of increases in personnel costs directly attributed to an increase in sales and marketing personnel and consultants primarily at Ault Alliance related to digital marketing and digital learning. The increase is also attributable to costs incurred at Coolisys to grow our selling and marketing infrastructure related to our electric vehicle charger products.

General and administrative

General and administrative expenses were $13.1 million for the six months ended June 30, 2021, compared to $5.8 million for the six months ended June 30, 2020, an increase of $7.3 million. General and administrative expenses increased from the comparative prior period, mainly due to:

•	the accrual of a $2.9 million performance bonus related to trading activities during the period;

•	non-cash stock compensation costs of $545,000 related to GWW options and shares issued to GWW’s Chief Executive Officer and Chief Operating Officer;

•	general and administrative costs of $704,000 from Relec, which was acquired on November 30, 2020;

•	increased costs related to our Michigan Data Center, operated by Alliance Cloud Services; and

•	higher consulting, audit, legal and insurance costs.

Income (loss) from continuing operations

We recorded income from continuing operations of $47.0 million for the six months ended June 30, 2021, compared to an operating loss of $3.7 million for the six months ended June 30, 2020. The prior-year period included a $1.0 million provision for credit losses. The improvement in operating results is attributable to the increase in revenue and gross margins partially offset by the increase in operating expenses, primarily general and administrative expenses.

Interest income

Interest income was $51,000 for the six months ended June 30, 2021 compared to $36,000 for the six months ended June 30, 2020.

Interest expense

Interest expense was $337,000 for the six months ended June 30, 2021 compared to $2.0 million for the six months ended June 30, 2020. The decrease in interest expense for the six months ended June 30, 2021 was primarily related to the decrease in our level of borrowings.

Change in fair value of warrant liability

During the six months ended June 30, 2020, the fair value of the warrants that were issued during 2020 in a series of debt financings increased by $388,000. The fair value of these warrants is re-measured at each financial reporting period and immediately before exercise, with any changes in fair value recorded as change in fair value of warrant liability in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Change in fair value of marketable equity securities

Change in fair value of marketable equity securities was a gain of $45,000 for the six months ended June 30, 2021 compared to a loss of $29,000 for the six months ended June 30, 2020.

Realized gain on marketable securities

Realized gain on marketable securities was $397,000 for the six months ended June 30, 2021.

Gain (loss) on extinguishment of debt

Gain on extinguishment of debt was $929,000 for the six months ended June 30, 2021 compared to a loss of $475,000 for the six months ended June 30, 2020. During April 2020, we received loans under the PPP in the principal amount of $715,000 and our majority owned subsidiary, Microphase, received loans in the principal amount of $467,000. On January 11, 2021, we received forgiveness in the principal amount of $715,000. On May 20, 2021, Microphase received forgiveness in the principal amount of $467,000.

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

Net income (loss)

For the foregoing reasons, our net income for the six months ended June 30, 2021, was $44.2 million compared to a net loss of $7.9 million for the six months ended June 30, 2020.

Other comprehensive income (loss)

Other comprehensive loss was $2.9 million for the six months ended June 30, 2021, compared to other comprehensive loss of $532,000 million for the six months ended June 30, 2020. Other comprehensive loss for the six months ended June 30, 2021, which decreased our equity, was primarily due to unrealized losses in the warrant derivative securities that we received as a result of our investment in AVLP, a related party. During the six months ended June 30, 2020, unrealized losses in the warrant derivative securities of AVLP was the primary component of other comprehensive loss.

Liquidity and Capital Resources

On June 30, 2021, we had cash and cash equivalents of $105.4 million. This compares with cash and cash equivalents of $18.7 million at December 31, 2020. The increase in cash and cash equivalents was primarily due to cash provided by financing activities related to our 2021 ATM offering.

Net cash used in continuing operating activities totaled $21.7 million for the six months ended June 30, 2021, compared to $2.3 million for the six months ended June 30, 2020. Cash used for operating activities included $9.6 million net cash used for marketable securities related to trading activities related to the operations of DP Lending and $2.6 million cash used to reduce accounts payable and accrued liabilities.

Net cash used in investing activities was $29.7 million for the six months ended June 30, 2021, compared to $152,000 for the six months ended June 30, 2020 and reflects the following transactions:

•	Acquisition of Michigan Cloud Data Center - On January 29, 2021, Alliance Cloud Services, LLC, a majority-owned subsidiary of Ault Alliance closed on the acquisition of a 617,000 square foot energy-efficient facility located on a 34.5 acre site in southern Michigan for a purchase price of $3.9 million.

•	Investment in Alzamend Neuro, Inc. - On March 9, 2021, our wholly owned subsidiary, DP Lending, entered into a securities purchase agreement with Alzamend, a related party, to invest $10 million in Alzamend common stock and warrants, subject to the achievement of certain milestones. We agreed to fund $4 million upon execution of the securities purchase agreement and to fund the balance upon Alzamend achieving certain milestones related to the U.S. Food and Drug Administration approval of Alzamend’s Investigational New Drug application and Phase 1a human clinical trials for Alzamend’s lithium based ionic cocrystal therapy, known as AL001. Under the securities purchase agreement, Alzamend has agreed to sell up to 6,666,667 shares of its common stock to DPL for $10,000,000, or $1.50 per share, and issue to DPL warrants to acquire up to 3,333,334 shares of Alzamend common stock with an exercise price of $3.00 per share. The transaction was approved by our independent directors after receiving a third-party valuation report of Alzamend.

•	Investment in Ault & Company, Inc. - On February 25, 2021, Ault & Company, a related party, sold and issued an 8% Secured Promissory Note in the principal amount of $2.5 million to us. The principal amount of the Secured Promissory Note, plus any accrued and unpaid interest at a rate of 8% per annum, is due and payable on February 25, 2022.

•	Executive Chairman relocation benefit - On February 23, 2021, as part of a relocation benefit for our Executive Chairman, Milton C. Ault, III, related to the moving of our corporate headquarters from Newport Beach, CA to Las Vegas, NV, we agreed to purchase Mr. Ault’s California residence for the appraised market value of the property of $2.7 million. The house was subsequently sold during April 2021 and no gain or loss was recognized from sale of the property.

Historically, we have financed our operations principally through issuances of convertible debt, promissory notes and equity securities. During 2021, we continued to successfully obtain additional equity financing. Net cash provided by financing activities was $138.1 million and $3.6 million for the six months ended June 30, 2021 and 2020, respectively. Financing activities during the six months ended June 30, 2021, primarily related to proceeds from the 2021 ATM offering. On January 22, 2021, we entered into an At-The-Market Issuance Sales Agreement, as amended on February 17, 2021 and thereafter on March 5, 2021 (collectively, the “2021 Sales Agreement”) with Ascendiant Capital Markets, LLC, or the sales agent, relating to the sale of shares of common stock offered by a prospectus supplement and the accompanying prospectus, as amended by the amendments to the sales agreement dated February 16, 2021 and March 5, 2021. In accordance with the terms of the 2021 Sales Agreement, we may offer and sell shares of common stock having an aggregate offering price of up to $200 million from time to time through the sales agent. As of June 30, 2021, we sold an aggregate of 27.9 million shares of common stock pursuant to the sales agreement for gross proceeds of $144.0 million.

We believe our current cash on hand is sufficient to meet its operating and capital requirements for at least the next twelve months from the date the financial statements for the quarter ended June 30, 2021 are issued.

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

The Company’s investments in AVLP, a related party controlled by Philou, an affiliate of the Company, consist of convertible promissory notes, warrants and shares of AVLP common stock. As of December 31, 2020, the Company has provided loans to AVLP in the principal amount $13,924,136 and, in addition to the 12% convertible promissory notes, AVLP has issued to the Company warrants to purchase 27,858,272 shares of AVLP common stock at an exercise price of $0.50 per share for a period of five years. Management used both a market and income approach to quantify the carrying amount of the convertible notes, including credit risk. The market approach considered the fair value of AVLP’s common stock adjusted for a lack of marketability discount and the time value of money based on expectation as to the timing of a potential liquidity event which could affect the timing of a settlement of the convertible notes. The income approach was primarily based on a discounted cash flow analysis with assumptions regarding forecasted revenues, operating margins and a risk-adjusted discount rate to compute the net present value of such cash flows.

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

Blockchain Mining Supply and Services, Ltd.

On November 28, 2018, Blockchain Mining Supply and Services, Ltd. (“Blockchain Mining”) a vendor who sold computers to the Company’s subsidiary, filed a Complaint (the “Complaint”) in the United States District Court for the Southern District of New York against the Company and the Company’s subsidiary, Digital Farms, Inc. (f/k/a Super Crypto Mining, Inc.), in an action captioned Blockchain Mining Supply and Services, Ltd. v. Super Crypto Mining, Inc. and DPW Holdings, Inc., Case No. 18-cv-11099.

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

On June 2, 2021, the Company and its subsidiary filed a motion to dismiss the amended complaint in its entirety as against the Company, and the promissory estoppel claim as against the subsidiary.

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

Ding Gu (a/k/a Frank Gu) and Xiaodan Wang Litigation

On January 17, 2020, Ding Gu (a/k/a Frank Gu) (“Gu”) and Xiaodan Wang (“Wang” and with “Gu” collectively, “Plaintiffs”), filed a Complaint (the “Complaint”) in the Supreme Court of the State of New York, County of New York against the Company and the Company’s Chief Executive Officer, Milton C. Ault, III, in an action captioned Ding Gu (a/k/a Frank Gu) and Xiaodan Wang v. DPW Holdings, Inc. and Milton C. Ault III (a/k/a Milton Todd Ault III a/k/a Todd Ault), Index No. 650438/2020.

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

On July 28, 2021, the Court conducted oral argument in connection with the motion to dismiss. During the oral argument, the Court informed the parties that the Court was dismissing the fraud claim, in its entirety, and provided Plaintiffs an opportunity to amend their fraud claim within sixty days of the date of the oral argument. The Court reserved decision on the other causes of action.

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

Other Litigation Matters

The Company is involved in litigation arising from other matters in the ordinary course of business. The Company is regularly subject to claims, suits, regulatory and government investigations, and other proceedings involving labor and employment, commercial disputes, and other matters. Such claims, suits, regulatory and government investigations, and other proceedings could result in fines, civil penalties, or other adverse consequences.

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

On May 12, 2021, we issued 275,862 shares of common stock to Ault & Company, Inc. upon the conversion of $400,000 of principal on an 8% Convertible Promissory Note dated February 5, 2020.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1	Certification of Incorporation, dated September 22, 2017. Incorporated herein by reference to the Current Report on Form 8-K filed on December 29, 2017 as Exhibit 3.1 thereto.
3.2	Bylaws, dated September 25, 2017. Incorporated herein by reference to the Current Report on Form 8-K filed on December 29, 2017 as Exhibit 3.2 thereto.
3.3	Certificate of Amendment to Certificate of Incorporation, dated January 2, 2019. Incorporated by reference to the Current Report on Form 8-K filed on January 3, 2019 as Exhibit 3.1 thereto.
3.4	Certificate of Amendment to Certificate of Incorporation (1-for-20 Reverse Stock Split of Common Stock), dated March 14, 2019. Incorporated herein by reference to the Current Report on Form 8-K filed on March 14, 2019 as Exhibit 3.1 thereto.
3.5	Certificate of Designations of Rights and Preferences of 10% Series A Cumulative Redeemable Perpetual Preferred Stock, dated September 13, 2018. Incorporated herein by reference to the Current Report on Form 8-K filed on September 14, 2018 as Exhibit 3.1 thereto.
3.6	Form of Certificate of Determination of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, dated March 3, 2017. Incorporated by reference to the Current Report on Form 8-K filed on March 9, 2017 as Exhibit 3.1 thereto.
3.7	Certificate of Designations of Rights and Preferences of Series C Convertible Redeemable Preferred Stock, dated February 27, 2019. Incorporated herein by reference to the Current report on Form 8-K filed on February 28, 2019 as Exhibit 3.1 thereto.
3.8	Bylaws dated August 13, 2020. Incorporated herein by reference to the Current report on Form 8-K filed on August 14, 2020 as Exhibit 3.1 thereto.
3.9	Agreement and Plan of Merger dated January 7, 2021 (changing the Company name to Ault Global Holdings, Inc.). Incorporated herein by reference to the Current Report on Form 8-K filed on January 19, 2021 as Exhibit 2.1 thereto.
10.1	Form of Securities Purchase Agreement. Incorporated herein by reference to the Current Report on Form 8-K filed on June 15, 2021 as Exhibit 10.1 thereto.
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of Chief Executive and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
101.INS*	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 16, 2021

AULT GLOBAL HOLDINGS, INC.

By:	/s/ William B. Horne
William B. Horne
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kenneth S. Cragun
Kenneth S. Cragun
Chief Financial Officer
(Principal Accounting Officer)

