Form 10-Q
period 2021-09-30
Ault Global Holdings, Inc.
filed 2021-11-19
CIK 896493

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021

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

At November 18, 2021 the registrant had outstanding 81,924,987 shares of common stock.

AULT GLOBAL HOLDINGS, INC.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$44,047,000	$18,680,000
Marketable equity securities	49,931,000	2,563,000
Accounts receivable	5,115,000	3,852,000
Accounts and other receivable, related party	1,196,000	1,196,000
Accrued revenue	1,857,000	1,696,000
Inventories	3,842,000	3,374,000
Prepaid expenses and other current assets	7,987,000	2,988,000
TOTAL CURRENT ASSETS	113,975,000	34,349,000

Intangible assets, net	4,069,000	4,390,000
Goodwill	9,606,000	9,646,000
Property and equipment, net	29,550,000	2,123,000
Right-of-use assets	5,201,000	4,318,000
Investment in promissory notes, related parties	19,194,000	10,668,000
Investments in common stock and warrants, related parties	24,911,000	6,139,000
Investments in debt and equity securities	9,924,000	262,000
Investment in limited partnership	1,869,000	1,869,000
Loans receivable	5,877,000	750,000
Other investments, related parties	780,000	803,000
Other assets	765,000	326,000
TOTAL ASSETS	$225,721,000	$75,643,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$9,361,000	$10,579,000
Accounts payable and accrued expenses, related party	26,000	36,000
Operating lease liability, current	1,014,000	524,000
Revolving credit facility	-	125,000
Notes payable, net	1,697,000	4,048,000
Notes payable, related parties	-	188,000
Convertible notes payable, related party	-	400,000
Warrant liability	4,322,000	4,192,000
Other current liabilities	3,608,000	1,790,000
TOTAL CURRENT LIABILITIES	20,028,000	21,882,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Unaudited)

	September 30,	December 31,
	2021	2020
LONG-TERM LIABILITIES
Operating lease liability, non-current	4,265,000	3,855,000
Notes payable	-	336,000
Notes payable, related parties	-	52,000
Convertible notes payable	447,000	386,000

TOTAL LIABILITIES	24,740,000	26,511,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Series A Convertible Preferred Stock, $25.00 stated value per share,	-	-
$0.001 par value – 1,000,000 shares authorized; 7,040 shares issued and outstanding at September 30, 2021 and December 31, 2020
(redemption amount and liquidation preference of $176,000 as of
September 30, 2021 and December 31, 2020)
Series B Convertible Preferred Stock, $10 stated value per share,	-	-
share, $0.001 par value – 500,000 shares authorized; 125,000 shares issued and outstanding at September 30, 2021 and December 31, 2020 (liquidation preference of $1,250,000 at September 30, 2021 and December 31, 2020)
Class A Common Stock, $0.001 par value – 500,000,000 shares authorized;	63,000	28,000
63,346,921 and 27,753,562 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively
Class B Common Stock, $0.001 par value – 25,000,000 shares authorized;	-	-
nil shares issued and outstanding at September 30, 2021 and December 31, 2020
Additional paid-in capital	331,886,000	171,396,000
Accumulated deficit	(120,066,000)	(121,396,000)
Accumulated other comprehensive loss	(9,631,000)	(1,718,000)
Treasury stock, at cost	(2,773,000)	-
TOTAL AULT GLOBAL HOLDINGS STOCKHOLDERS’ EQUITY	199,479,000	48,310,000

Non-controlling interest	1,502,000	822,000

TOTAL STOCKHOLDERS’ EQUITY	200,981,000	49,132,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$225,721,000	$75,643,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenue	$7,803,000	$5,705,000	$24,272,000	$16,709,000
Revenue, cryptocurrency mining	272,000	-	693,000	-
Revenue, lending and trading activities	(38,869,000)	(29,000)	19,615,000	(27,000)
Total revenue	(30,794,000)	5,676,000	44,580,000	16,682,000
Cost of revenue	5,271,000	3,736,000	16,657,000	11,085,000
Gross profit (loss)	(36,065,000)	1,940,000	27,923,000	5,597,000

Operating expenses
Research and development	524,000	469,000	1,657,000	1,372,000
Selling and marketing	1,993,000	260,000	4,740,000	893,000
General and administrative	11,292,000	2,836,000	24,376,000	8,656,000
Total operating expenses	13,809,000	3,565,000	30,773,000	10,921,000

Loss from continuing operations	(49,874,000)	(1,625,000)	(2,850,000)	(5,324,000)
Other income (expenses)
Interest income	125,000	102,000	176,000	139,000
Accretion of discount on note receivable, related party	4,210,000	-	4,210,000	-
Interest expense	(140,000)	(2,366,000)	(475,000)	(4,414,000)
Change in fair value of marketable equity securities	(750,000)	(29,000)	(705,000)	(58,000)
Realized gain on marketable securities	30,000	-	428,000	-
Gain (loss) on extinguishment of debt	-	(12,823,000)	929,000	(13,298,000)
Change in fair value of warrant liability	259,000	-	(130,000)	(6,000)
Total other income (expenses), net	3,734,000	(15,116,000)	4,433,000	(17,637,000)

Income (loss) from continuing operations before income taxes	(46,140,000)	(16,741,000)	1,583,000	(22,961,000)
Income tax (provision) benefit	3,366,000	6,000	(144,000)	18,000
Net income (loss) from continuing operations	(42,774,000)	(16,735,000)	1,439,000	(22,943,000)
Net loss from discontinued operations, net of taxes	-	-	-	(1,698,000)
Net income (loss)	(42,774,000)	(16,735,000)	1,439,000	(24,641,000)
Net loss attributable to non-controlling interest	(96,000)	-	(93,000)	-
Net income (loss) attributable to Ault Global Holdings	(42,870,000)	(16,735,000)	1,346,000	(24,641,000)
Preferred dividends	(4,000)	(3,000)	(13,000)	(10,000)
Net income (loss) available to common stockholders	$(42,874,000)	$(16,738,000)	$1,333,000	$(24,651,000)
Basic net income (loss) per common share:
Continuing operations	$(0.73)	$(1.69)	$0.03	$(3.40)
Discontinued operations	-	-	-	(0.25)
Net income (loss) per common share	$(0.73)	$(1.69)	$0.03	$(3.65)

Diluted net income (loss) per common share:
Continuing operations	$(0.73)	$(1.69)	$0.03	$(3.40)
Discontinued operations	-	-	-	(0.25)
Net income (loss) per common share	$(0.73)	$(1.69)	$0.03	$(3.65)

Weighted average basic common shares outstanding	58,987,000	9,879,000	49,714,000	6,759,000
Weighted average diluted common shares outstanding	58,987,000	9,879,000	50,145,000	6,759,000
Comprehensive loss
Net income (loss) available to common stockholders	$(42,874,000)	$(16,738,000)	$1,333,000	$(24,651,000)
Other comprehensive income (loss)
Foreign currency translation adjustment	(182,000)	44,000	(141,000)	(8,000)
Net unrealized gain (loss) on derivative securities of related party	(4,849,000)	1,561,000	(7,773,000)	1,080,000
Other comprehensive income (loss)	(5,031,000)	1,605,000	(7,914,000)	1,072,000
Total comprehensive loss	$(47,905,000)	$(15,133,000)	$(6,581,000)	$(23,579,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

Three Months Ended September 30, 2021

	Series A & B				Additional		Other			Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Non-Controlling	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Stock	Equity

BALANCES, July 1, 2021	132,040	$-	56,159,963	$56,000	$311,759,000	$(77,190,000)	$(4,600,000)	$1,364,000	$-	$231,389,000
Issuance of common stock for restricted stock awards	-	-	449,373	-	-	-	-	-	-	-
Stock-based compensation:
Options	-	-	-	-	1,794,000	-	-	-	-	1,794,000
Restricted stock awards	-	-	-	-	2,312,000	-	-	-	-	2,312,000
Issuance of stock options at Gresham Worldwide	-	-	-	-	-	-	-	42,000	-	42,000
Issuance of common stock for cash	-	-	6,737,585	7,000	16,432,000	-	-	-	-	16,439,000
Financing cost in connection with sales of common stock	-	-	-	-	(411,000)	-	-	-	-	(411,000)
Adjustment to treasury stock for holdings in investment partnerships	-	-	-	-	-	-	-	-	(2,773,000)	(2,773,000)
Comprehensive loss:
Net loss	-	-	-	-	-	(42,870,000)	-	-	-	(42,870,000)
Preferred dividends	-	-	-	-	-	(4,000)	-	-	-	(4,000)
Net unrealized gain on derivatives in related party	-	-	-	-	-	-	(4,849,000)	-	-	(4,849,000)
Foreign currency translation adjustments	-	-	-	-	-	-	(182,000)	-	-	(182,000)
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	96,000	-	96,000
Other	-	-	-	-	-	(2,000)	-	-	-	(2,000)

BALANCES, September 30, 2021	132,040	$-	63,346,921	$63,000	$331,886,000	$(120,066,000)	$(9,631,000)	$1,502,000	$(2,773,000)	$200,981,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

Three Months Ended September 30, 2020

	Series A & B				Additional		Other		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Equity

BALANCES, July 1, 2020	132,040	$—	6,112,117	$6,000	$105,626,000	$(96,565,000)	$(6,044,000)	$8,000	$3,031,000
Stock-based compensation:
Options	—	—	—	—	20,000	—	—	—	20,000
Common stock	—	—	37,500	—	109,000	—	—	—	109,000
Issuance of common stock for conversion
of debt	—	—	5,323,793	5,000	14,017,000	—	—	—	14,022,000
Beneficial conversion feature in connection
with convertible notes	—	—	—	—	15,000	—	—	—	15,000
Fair value of warrants issued in connection
with convertible notes	—		—	—	2,482,000	—	—	—	2,482,000
Cash for exchange fees and other financing costs	—	—	—	—	(25,000)	—	—	—	(25,000)
Comprehensive loss:
Net loss	—		—	—	—	(16,735,000)	—	—	(16,735,000)
Preferred dividends	—	—	—	—	—	(3,000)	—	—	(3,000)
Net unrealized gain on derivatives
in related party	—	—	—	—	—	—	1,561,000	—	1,561,000
Foreign currency translation adjustments	—	—	—	—	—	—	45,000	—	44,000
Other	—	—	—	—	—	1,000	—	—	1,000

BALANCES, September 30, 2020	132,040	$—	11,473,410	$11,000	$122,244,000	$(113,302,000)	$(4,439,000)	$8,000	$4,522,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

Nine Months Ended September 30, 2021

	Series A & B				Additional		Other			Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Non-Controlling	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Stock	Equity

BALANCES, January 1, 2021	132,040	$-	27,753,562	$28,000	$171,396,000	$(121,396,000)	$(1,718,000)	$822,000	$-	$49,132,000
Issuance of common stock for restricted stock awards	-	-	449,373	-	-	-	-	-	-	-
Stock-based compensation:
Options	-	-	-	-	1,833,000	-	-	-	-	1,833,000
Restricted stock awards	-	-	-	-	2,312,000	-	-	-	-	2,312,000
Issuance of stock options at Gresham Worldwide	-	-	-	-	-	-	-	587,000	-	587,000
Issuance of common stock for cash	-	-	34,684,910	35,000	160,448,000	-	-	-	-	160,483,000
Financing cost in connection with sales of common stock	-	-	-	-	(4,952,000)	-	-	-	-	(4,952,000)
Adjustment to treasury stock for holdings in investment partnerships	-	-	-	-	-	-	-	-	(2,773,000)	(2,773,000)
Issuance of common stock for conversion								-	-	-
of convertible notes payable	-	-	183,214	-	449,000	-	-	-	-	449,000
Issuance of common stock for conversion								-	-	-
of convertible notes payable, related party	-	-	275,862	-	400,000	-	-	-	-	400,000
Comprehensive loss:								-	-	-
Net income	-	-	-	-	-	1,346,000	-	-	-	1,346,000
Preferred dividends		-	-	-	-	(13,000)	-	-	-	(13,000)
Net unrealized loss on derivatives in related party	-	-	-	-	-	-	(7,773,000)	-	-	(7,773,000)
Foreign currency translation adjustments	-	-	-	-	-	-	(141,000)	-	-	(141,000)
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	93,000	-	93,000
Other	-	-	-	-	-	(3,000)	1,000	-	-	(2,000)

BALANCES, September 30, 2021	132,040	$-	63,346,921	$63,000	$331,886,000	$(120,066,000)	$(9,631,000)	$1,502,000	$(2,773,000)	$200,981,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

Nine Months Ended September 30, 2020

							Accumulated
	Series A & B				Additional		Other		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Equity

BALANCES, January 1, 2020	132,040	$-	3,318,390	$3,000	$101,099,000	$(88,650,000)	$(5,511,000)	$8,000	$6,949,000
Stock based compensation:
Options	-	-	-	-	61,000	-	-	-	61,000
Common stock	-	-	102,500	-	182,000	-	-	-	182,000
Issuance of common stock in payment of
short term advances, related party	-	-	660,667	1,000	739,000	-	-	-	740,000
Issuance of common stock in payment of
accrued liabilities	-	-	153,124	-	229,000	-	-	-	229,000
Issuance of common stock for conversion
of debt	-	-	7,238,729	7,000	16,704,000	-	-	-	16,711,000
Beneficial conversion feature in connection
with convertible notes	-	-	-	-	82,000	-	-	-	82,000
Fair value of warrants issued in connection
with convertible notes	-	-	-	-	3,173,000	-	-	-	3,173,000
Cash for exchange fees and other financing costs	-	-	-	-	(25,000)	-	-	-	(25,000)
Comprehensive loss:
Net loss	-		-	-	-	(24,641,000)	-	-	(24,641,000)
Preferred dividends	-	-	-	-	-	(10,000)	-	-	(10,000)
Net unrealized loss on derivatives
in related party	-	-	-	-	-	-	1,080,000	-	1,080,000
Foreign currency translation adjustments	-	-	-	-	-	-	(8,000)	-	(8,000)
Other	-	-	-	-	-	(1,000)	-	-	(1,000)

BALANCES, September 30, 2020	132,040	$-	11,473,410	$11,000	$122,244,000	$(113,302,000)	$(4,439,000)	$8,000	$4,522,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended September 30,
	2021	2020

Cash flows from operating activities:
Net income (loss)	$1,439,000	$(24,641,000)
Less: Net loss from discontinued operations	-	(1,698,000)
Net income (loss) from continuing operations	1,439,000	(22,943,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	711,000	357,000
Amortization	296,000	252,000
Amortization of right-of-use assets	683,000	47,000
Amortization, related party	23,000	-
Interest expense – debt discount	61,000	2,379,000
(Gain) loss on extinguishment of debt	(929,000)	2,749,000
Change in fair value of warrant liability	(259,000)	-
Accretion of original issue discount on notes receivable – related party	(4,213,000)	21,000
Accretion of original issue discount on notes receivable	(366,000)	(5,000)
Increase in accrued interest on notes receivable – related party	(119,000)	-
Stock-based compensation	4,732,000	272,000
Realized losses on other investments	-	28,000
Realized gains on sale of marketable securities	(15,154,000)	(23,000)
Unrealized losses on marketable equity securities	6,353,000	132,000
Unrealized gains on equity securities – related party	(6,150,000)	(25,000)
Unrealized (gains) losses on equity securities	(2,795,000)	73,000
Changes in operating assets and liabilities:
Marketable equity securities	(34,196,000)	-
Accounts receivable	(1,270,000)	(591,000)
Accrued revenue	(166,000)	600,000
Inventories	(492,000)	(199,000)
Prepaid expenses and other current assets	(5,155,000)	(750,000)
Other assets	(407,000)	(86,000)
Accounts payable and accrued expenses	(1,073,000)	11,986,000
Accounts payable, related parties	(9,000)	(26,000)
Other current liabilities	2,210,000	408,000
Lease liabilities	(666,000)	(13,000)

Net cash used in continuing operating activities	(56,911,000)	(5,357,000)
Net cash provided by discontinued operating activities	—	1,000
Net cash used in operating activities	(56,911,000)	(5,356,000)

Cash flows from investing activities:
Purchase of property and equipment	(28,145,000)	(554,000)
Investment in promissory notes, related parties	(4,994,000)	(517,000)
Investments in common stock and warrants, related parties	(19,590,000)	(93,000)
Investment in real property, related party	(2,670,000)	-
Proceeds from sale of investment in real property, related party	2,670,000	-
Sales of marketable equity securities	430,000	144,000
Purchase of marketable equity securities	(2,144,000)	-
Proceeds from loans receivable	-	140,000
Investments in debt and equity securities	(14,287,000)	(13,000)

Net cash used in investing activities	$(68,730,000)	$(893,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from financing activities:
Gross proceeds from sales of common stock	$160,483,000	$-
Financing cost in connection with sales of equity securities	(4,952,000)	(25,000)
Proceeds from convertible notes payable	-	100,000
Proceeds from notes payable	724,000	7,122,000
Proceeds from short-term advances	-	570,000
Payments on short-term advances	-	(30,000)
Proceeds from short-term advances – related party	-	653,000
Payments on short-term advances – related party	-	(230,000)
Payments on notes payable	(2,263,000)	(289,000)
Payments on advances on future receipts	-	(762,000)
Payments of preferred dividends	(13,000)	(10,000)
Purchase of treasury stock	(2,773,000)	-
Payments on revolving credit facilities, net	(125,000)	(44,000)

Net cash provided by financing activities	151,081,000	7,055,000

Effect of exchange rate changes on cash and cash equivalents	(73,000)	(15,000)

Net increase in cash and cash equivalents	25,367,000	791,000

Cash and cash equivalents at beginning of period	18,680,000	483,000

Cash and cash equivalents at end of period	$44,047,000	$1,274,000

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$712,000	$101,000

Non-cash investing and financing activities:
Cancellation of convertible notes payable into shares of common stock	$-	$-
Cancellation of notes payable into shares of common stock	$449,000	$16,711,000
Payment of accounts payable with digital currency	$119,000	$-
Issuance of common stock in payment of liability	$-	$229,000
Cancellation of short-term advances, related party, into shares
of common stock	$-	$740,000
Issuance of notes payable and convertible notes payable in
payment of accrued expenses	$-	$420,000
Conversion of debt and equity securities to marketable securities	$2,656,000	$-
Conversion of loans to debt and equity securities	$150,000	$-
Conversion of convertible notes payable, related party, in shares
of common stock	$400,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1. DESCRIPTION OF BUSINESS

Ault Global Holdings, Inc., a Delaware corporation (“Ault Global” or the “Company”), formerly known as DPW Holdings, Inc., was incorporated in September 2017. Ault Global is a diversified holding company pursuing growth by acquiring undervalued businesses and disruptive technologies with a global impact. Through its wholly and majority-owned subsidiaries and strategic investments, the Company owns and operates a data center at which it mines Bitcoin, and provides mission-critical products that support a diverse range of industries, including defense/aerospace, industrial, automotive, telecommunications, medical/biopharma, and textiles. In addition, the Company extends credit to select entrepreneurial businesses through a licensed lending subsidiary. Ault Global was founded by Milton “Todd” Ault III, its Executive Chairman and is led by Mr. Ault, William B. Horne, its Chief Executive Officer and Vice Chairman and Henry Nisser, its President and General Counsel. Together, they constitute the Executive Committee, which manages the day-to-day operations of the holding company. The Company’s long-term objective is to maximize per share intrinsic value. All major investment and capital allocation decisions are made for the Company by Mr. Ault and the Executive Committee. The Company has three reportable segments:

•	Gresham Worldwide (“GWW”) – defense solutions,

•	TurnOnGreen – commercial electronics solutions, and

•	Ault Alliance – Bitcoin mining, data center operations, commercial lending and media.

On January 19, 2021, the Company changed its corporate name from DPW Holdings, Inc., to Ault Global Holdings, Inc. The name change was effected through a parent/subsidiary short form merger pursuant to an agreement and plan of merger dated January 7, 2021. The merger and resulting name change did not affect the rights of security holders of the Company. The Company’s common stock continues to be listed on the NYSE American under the symbol “DPW”.

2. LIQUIDITY AND FINANCIAL CONDITION

As of September 30, 2021, the Company had cash and cash equivalents of $44.0 million, working capital of $93.9 million and total stockholders’ equity of $201.0 million. In the past, the Company financed its operations principally through issuances of convertible debt, promissory notes and equity securities. During the nine months ended September 30, 2021, the Company continued to strengthen its liquidity and financial condition through additional equity financing from its 2021 At-The-Market Offering (the “2021 ATM Offering”); see Note 24 for a discussion of the Company’s 2021 ATM Offering.

The Company believes its current cash on hand is sufficient to meet its operating and capital requirements for at least the next twelve months from the date these financial statements are issued.

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and do not include all the information and disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The Company has made estimates and judgments affecting the amounts reported in the Company’s condensed consolidated financial statements and the accompanying notes. The actual results experienced by the Company may differ materially from the Company’s estimates. The condensed consolidated financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2021. The condensed consolidated balance sheet as of December 31, 2020 was derived from the Company’s audited 2020 financial statements contained in the above referenced Form 10-K. Results of the three and nine months ended September 30, 2021, are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2020 Annual Report other than disclosed below.

Variable Interest Entities

For Variable Interest Entities (“VIEs”), the Company assesses whether it is the primary beneficiary as prescribed by the accounting guidance on the consolidation of a VIE. The primary beneficiary of a VIE is the party that has the power to direct the activities that most significantly impact the performance of the entity and the obligation to absorb the losses or the right to receive the benefits that could potentially be significant to the entity.

The Company evaluates its business relationships with related parties to identify potential VIEs under ASC 810 “Consolidation”. The Company consolidates VIEs in which it is considered to be the primary beneficiary. Entities are considered to be the primary beneficiary if they have both of the following characteristics: (i) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance, and (ii) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. The Company’s judgment with respect to its level of influence or control of an entity involves the consideration of various factors including the form of its ownership interest, its representation in the entity’s governance, the size of its investment, estimates of future cash flows, its ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process and to replace the Company as manager and/or liquidate the joint venture, if applicable.

Treasury Stock

The shares of Company stock attributable to the Company’s limited partner interest in Ault Alpha LP (the “Alpha Fund”) are considered treasury stock on the consolidated balance sheet and thereby deemed not to be included in the calculation of weighted average common shares outstanding. However, these shares are legally outstanding.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company has completed its evaluation process and the January 1, 2021 adoption did not have a material impact to the Company’s consolidated financial statements.

4. Revenue Disaggregation

The following tables summarize disaggregated customer contract revenues and the source of the revenue for the three and nine months ended September 30, 2021 and 2020. Revenues from lending and trading activities included in consolidated revenues were primarily interest, dividend and other investment income, which are not considered to be revenues from contracts with customers under GAAP.

The Company’s disaggregated revenues consist of the following for the three months ended September 30, 2021:

	Three Months ended September 30, 2021
	GWW	TurnOnGreen	Ault Alliance	Total
Primary Geographical Markets
North America	$1,415,000	$1,103,000	$608,000	$3,126,000
Europe	1,848,000	(97,000)	-	1,751,000
Middle East	2,949,000	-	-	2,949,000
Other	161,000	88,000	-	249,000
Revenue from contracts with customers	6,373,000	1,094,000	608,000	8,075,000
Revenue, lending and trading activities	-	-	(38,869,000)	(38,869,000)
Total revenue	$6,373,000	$1,094,000	$(38,261,000)	$(30,794,000)

Major Goods
RF/microwave filters	$630,000	$-	$-	$630,000
Detector logarithmic video amplifiers	905,000	-	-	905,000
Power supply units	1,256,000	1,094,000	-	2,350,000
Power supply systems	545,000	-	-	545,000
Healthcare diagnostic systems	97,000	-	-	97,000
Defense systems	2,940,000	-	-	2,940,000
Digital currency mining	-	-	272,000	272,000
Other	-	-	336,000	336,000
Revenue from contracts with customers	6,373,000	1,094,000	608,000	8,075,000
Revenue, lending and trading activities	-	-	(38,869,000)	(38,869,000)
Total revenue	$6,373,000	$1,094,000	$(38,261,000)	$(30,794,000)

Timing of Revenue Recognition
Goods transferred at a point in time	$3,336,000	$1,094,000	$607,000	$5,037,000
Services transferred over time	3,037,000	-	-	3,037,000
Revenue from contracts with customers	$6,373,000	$1,094,000	$607,000	$8,074,000

The Company’s disaggregated revenues consist of the following for the three months ended September 30, 2020:

	Three Months ended September 30, 2020
	GWW	TurnOnGreen	Ault Alliance	Total
Primary Geographical Markets
North America	$1,740,000	$1,136,000	$-	$2,876,000
Europe	246,000	1,000	-	247,000
Middle East	2,233,000	-	-	2,233,000
Other	110,000	239,000	-	349,000
Revenue from contracts with customers	4,329,000	1,376,000	-	5,705,000
Revenue, lending and trading activities	-	-	(29,000)	(29,000)
Total revenue	$4,329,000	$1,376,000	$(29,000)	$5,676,000

Major Goods
RF/microwave filters	$1,341,000	$-	$-	$1,341,000
Detector logarithmic video amplifiers	441,000	-	-	441,000
Power supply units	-	1,376,000	-	1,376,000
Power supply systems	316,000	-	-	316,000
Healthcare diagnostic systems	262,000	-	-	262,000
Defense systems	1,969,000	-	-	1,969,000
Revenue from contracts with customers	4,329,000	1,376,000	-	5,705,000
Revenue, lending and trading activities	-	-	(29,000)	(29,000)
Total revenue	$4,329,000	$1,376,000	$(29,000)	$5,676,000

Timing of Revenue Recognition
Goods transferred at a point in time	$2,096,000	$1,376,000	$(29,000)	$3,443,000
Services transferred over time	2,233,000	-	-	2,233,000
Revenue from contracts with customers	$4,329,000	$1,376,000	$(29,000)	$5,676,000

The Company’s disaggregated revenues consisted of the following for the nine months ended September 30, 2021:

	Nine Months Ended September 30, 2021
	GWW	TurnOnGreen	Ault Alliance	Total
Primary Geographical Markets
North America	$5,444,000	$3,600,000	$1,459,000	$10,503,000
Europe	5,600,000	318,000	—	5,918,000
Middle East	7,845,000	—	—	7,845,000
Other	309,000	390,000	—	699,000
Revenue from contracts with customers	19,198,000	4,308,000	1,459,000	24,965,000
Revenue, lending and trading activities			19,615,000	19,615,000
Total revenue	$19,198,000	$4,308,000	$21,074,000	$44,580,000

Major Goods
RF/microwave filters	$2,921,000	$—	$—	$2,921,000
Detector logarithmic video amplifiers	1,049,000	—	—	1,049,000
Power supply units	1,734,000	4,308,000	—	6,042,000
Power supply systems	5,253,000	—	—	5,253,000
Healthcare diagnostic systems	510,000	—	—	510,000
Defense systems	7,731,000	—	—	7,731,000
Digital currency mining			693,000	693,000
Other	—	—	766,000	766,000
Revenue from contracts with customers	19,198,000	4,308,000	1,459,000	24,965,000
Revenue, lending and trading activities			19,615,000	19,615,000
Total revenue	$19,198,000	$4,308,000	$21,074,000	$44,580,000

Timing of Revenue Recognition
Goods transferred at a point in time	$10,957,000	$4,308,000	$1,459,000	$16,724,000
Services transferred over time	8,241,000	—	—	8,241,000
Revenue from contracts with customers	$19,198,000	$4,308,000	$1,459,000	$24,965,000

The Company’s disaggregated revenues consisted of the following for the nine months ended September 30, 2020:

	Nine Months ended September 30, 2020
	GWW	TurnOnGreen		Ault Alliance	Total
Primary Geographical Markets
North America	$5,110,000		$3,102,000	$-		$8,212,000
Europe	694,000		288,000	-		982,000
Middle East	6,838,000		-	-		6,838,000
Other	264,000		413,000	-		677,000
Revenue from contracts with customers	12,906,000		3,803,000	-		16,709,000
Revenue, lending and trading activities	-		-	(27,000)		(27,000)
Total revenue	$12,906,000		$3,803,000	$(27,000)		$16,682,000

Major Goods
RF/microwave filters	$3,887,000		$-	$-		$3,887,000
Detector logarithmic video amplifiers	1,319,000		-	-		1,319,000
Power supply units	-		3,803,000	-		3,803,000
Power supply systems	863,000		-	-		863,000
Healthcare diagnostic systems	785,000		-	-		785,000
Defense systems	6,052,000		-	-		6,052,000
Revenue from contracts with customers	12,906,000		3,803,000	-		16,709,000
Revenue, lending and trading activities	-		-	(27,000)		(27,000)
Total revenue	$2,906,000	$	,803,000	$(27,000)	$	,682,000

Timing of Revenue Recognition
Goods transferred at a point in time	$6,068,000		$3,803,000	$(27,000)		$9,844,000
Services transferred over time	6,838,000		-	-		6,838,000
Revenue from contracts with customers	$12,906,000		$3,803,000	$(27,000)		$16,682,000

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

Manufacturing Services

For manufacturing services, which include revenues generated by the Company’s subsidiary, Enertec Systems 2001 Ltd (“Enertec”), and in certain instances, revenues generated by the Company’s subsidiary, Gresham Power Electronics Ltd., the Company’s performance obligation for manufacturing services is satisfied over time as the Company creates or enhances an asset based on criteria that are unique to the customer and that the customer controls as the asset is created or enhanced. Generally, the Company recognizes revenue based upon proportional performance over time using a cost-to-cost method which measures progress based on the costs incurred to total expected costs in satisfying its performance obligation. This method provides a depiction of the progress in providing the manufacturing service because there is a direct relationship between the costs incurred by the Company and the transfer of the manufacturing service to the customer. Manufacturing services that are recognized based upon the proportional performance method are included in the above table as services transferred over time and to the extent the customer has not been invoiced for these revenues, as accrued revenue in the accompanying consolidated balance sheets. Revisions to the Company’s estimates may result in increases or decreases to revenues and income and are reflected in the consolidated financial statements in the periods in which they are first identified.

The Company has elected the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component to the extent that the period between when the Company transfers its promised good or service to the customer and when the customer pays in one year or less.

Lending and Trading Activities

Lending Activities

Ault Alliance, Inc. (“Ault Alliance”), through its wholly owned subsidiary Digital Power Lending, LLC (“DP Lending”), generates revenue from lending activities primarily through interest, origination fees and late/other fees. Interest income on these products is calculated based on the contractual interest rate and recorded as interest income as earned. The origination fees or original issue discounts are recognized over the life of the loan using the effective interest method.

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

Expenses associated with running the cryptocurrency mining business, such as equipment depreciation and electricity costs are recorded as a component of cost of revenues.

5. fair value of financial instruments

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurement at September 30, 2021
	Total	Level 1	Level 2	Level 3
Investments in convertible promissory notes of Avalanche International, Corp. (“AVLP”) – a related party	$16,574,000	$-	$-	$16,574,000
Investment in term promissory note of Ault & Company, Inc. (“Ault & Company”) – a related party	2,620,000	-	-	2,620,000
Investments in common stock of AVLP – a related party	60,000	-	-	60,000
Investment in common stock and warrants of Alzamend Neuro, Inc. (“Alzamend”) – a related party	24,851,000	20,781,000	-	4,070,000
Investments in marketable equity securities	49,931,000	49,931,000	-	-
Investments in debt and equity securities	9,924,000	-	-	9,924,000
Total Investments	$103,960,000	$70,712,000	$-	$33,248,000

	Fair Value Measurement at December 31, 2020
	Total	Level 1	Level 2	Level 3
Investments in convertible promissory notes and advances of AVLP and Alzamend – related parties	$10,668,000	$—	$—	$10,668,000
Investments in common stock and warrants of AVLP – a related party	5,486,000	500,000	—	4,986,000
Investment in common stock and warrants of Alzamend – a related party	653,000	—	—	653,000
Investments in marketable equity securities	2,563,000	2,563,000	—	—
Investments in debt and equity securities	262,000	—	—	262,000
Total Investments	$19,632,000	$3,063,000	$—	$16,569,000

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

Debt investments are classified as available-for-sale and realized gains and losses are recorded using the specific identification method. The Company made an irrevocable election to record available-for-sale debt investments at fair value utilizing the fair value option available under GAAP. The Company believed that carrying these investments at fair value better portrayed the economic substance of the investments. Under the fair value option, gains and losses on the debt investments are included in unrealized gains/(losses) on investments within net earnings each reporting period. Fair value is calculated based on publicly available market information or other estimates determined by management. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, credit quality of debt instrument issuers, and the extent to which the fair value is less than cost. To determine credit losses, the Company employs a systematic methodology that considers available quantitative and qualitative evidence. In addition, the Company considers specific adverse conditions related to the financial health of, and business outlook for, the investee. If the Company has plans to sell the security or it is more likely than not that the Company will be required to sell the security before recovery, then a decline in fair value below cost is recorded as an impairment charge in other income (expense), net and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments.

Equity Investments

The following discusses the Company’s marketable equity securities, non-marketable equity securities, gains and losses on marketable and non-marketable equity securities.

The Company’s marketable equity securities are publicly traded stocks or funds measured at fair value and classified within Level 1 and 2 in the fair value hierarchy because the Company uses quoted prices for identical assets in active markets or inputs that are based upon quoted prices for similar instruments in active markets.

The Company’s non-marketable equity securities are investments in privately held companies without readily determinable market values. The carrying value of the Company’s non-marketable equity securities is adjusted to fair value upon observable transactions for identical or similar investments of the same issuer or impairment (referred to as the measurement alternative). Non-marketable equity securities that have been remeasured during the period based on observable transactions are classified within Level 2 or Level 3 in the fair value hierarchy because the Company estimates the value based on valuation methods which may include a combination of the observable transaction price at the transaction date and other unobservable inputs including volatility, rights, and obligations of the securities the Company holds. The fair value of non-marketable equity securities that have been remeasured due to impairment are classified within Level 3.

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

The following table summarizes the changes in investments in debt and equity securities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the nine months ended September 30, 2021:

Investments in
debt and equity
securities
Balance at January 1, 2021	$262,000
Investment in convertible promissory notes	3,850,000
Investment in convertible preferred stock	2,850,000
Initial valuation of acquired warrants	2,673,000
Change in fair value of warrants	995,000
Conversion of loans to debt and equity securities	150,000
Unrealized gains on debt and equity securities	1,800,000
Conversion to marketable securities	(2,656,000)
Balance at September 30, 2021	$9,924,000

See Note 13 for the changes in investments in AVLP, Alzamend and Ault & Company measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) during the nine months ended September 30, 2021.

6. Net incomE (Loss) per Share

Basic and diluted net income per common share for the nine months ended September 30, 2021 are calculated as follows:

	For the Nine Months Ended September 30, 2021
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income attributable to Ault Global Holdings	$1,346,000
Less: Preferred stock dividends	(13,000)

Basic earnings per share
Net income available to common stockholders	1,333,000	49,714,000	$0.03

Effect of dilutive securities
Restricted stock grants	-	431,000

Diluted earnings per share
Income available to common stockholders plus assumed conversions	$1,333,000	50,145,000	$0.03

Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, excluding the nine months ended September 30, 2021, as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. Anti-dilutive securities, which are convertible into or exercisable for the Company’s common stock, consist of the following at September 30, 2021 and 2020:

	September 30,
	2021	2020
Stock options	4,761,000	1,000
Warrants	5,936,000	3,582,000
Convertible notes	165,000	1,396,000
Conversion of preferred stock	2,000	2,000
Total	10,864,000	4,981,000

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

In the first quarter of 2020, management determined that the permanent closing of the restaurant operations met the criteria for presentation as discontinued operations. Accordingly, the results of the restaurant operations are presented as discontinued operations in the Company’s condensed consolidated statements of operations and comprehensive loss and are excluded from continuing operations for all periods presented. On November 2, 2020, I.AM filed a voluntary petition for bankruptcy under Chapter 7 in the United States Bankruptcy Court in the Central District of California, Santa Ana Division, case number 8:20-bk-13076. As a result of I.AM’s bankruptcy filing on November 2, 2020, Ault Global ceded authority for managing the business to the Bankruptcy Court. For this reason, the Company concluded that Ault Global had lost control of I.AM, and no longer had significant influence over I.AM. Therefore, the Company deconsolidated I.AM effective with the filing of the Chapter 11 bankruptcy in November 2020.

The restaurant operations are included in the Company’s results as discontinued operations through March 16, 2020, the date of closing of the restaurants. The following tables summarize the major classes of line items included in loss from discontinued operations:

For the Nine
Months Ended
September 30, 2020
Revenue	$543,000
Cost of revenue	(160,000)
Selling and marketing	—
General and administrative	(556,000)
Impairment of property and equipment and right-of-use assets	(1,525,000)
Loss from discontinued operations	$(1,698,000)

8. Marketable Equity Securities

Marketable securities in equity securities with readily determinable market prices consisted of the following as of September 30, 2021 and December 31, 2020:

	Marketable equity securities at September 30, 2021
		Gross unrealized	Gross unrealized
	Cost	gains	losses	Fair value
Common shares	$55,233,000	$2,112,000	$(7,414,000)	$49,931,000

	Marketable equity securities at December 31, 2020
		Gross unrealized	Gross unrealized
	Cost	gains	losses	Fair value
Common shares	$1,506,000	$1,083,000	$(26,000)	$2,563,000

Marketable Equity Securities

The following table presents additional information about marketable equity securities:

Marketable
Equity Securities
Balance at January 1, 2021	$2,563,000
Purchases of marketable equity securities in operations	338,620,000
Purchases of marketable equity securities	2,144,000
Conversion of debt securities to marketable securities	2,656,000
Sales of marketable equity securities in operations	(303,923,000)
Sales of marketable equity securities	(430,000)
Realized gains on marketable equity securities	19,040,000
Realized losses on marketable equity securities	(4,386,000)
Unrealized gains on marketable equity securities	(6,353,000)
Balance at September 30, 2021	$49,931,000

At September 30, 2021 and December 31, 2020, the Company had invested in the marketable equity securities of certain publicly traded companies. The Company’s investment in marketable equity securities will be revalued on each balance sheet date.

At September 30, 2021 and December 31, 2020, the Company also held an investment in a limited partnership. This investment does not have a readily determinable fair value and has been measured at cost less impairment, if any, and adjusted for observable price changes for identical or similar investments.

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

9. LOANS RECEIVABLE

Loans receivable are summarized as follows:

	September 30, 2021	December 31, 2020
Loans receivable before allowances and discounts	$9,114,000	$2,032,000
Allowances for uncollectible loans	(1,281,000)	(1,281,000)
Unamortized discounts	(1,956,000)	(1,000)
	$5,877,000	$750,000

DP Lending provides commercial loans to companies throughout the United States to provide them with operating capital to finance the growth of their businesses.

Activity related to loans receivable for the nine months ended September 30, 2021 is summarized as follows:

Loans Receivable
Balance at January 1, 2021	$750,000
Investment in convertible promissory notes	4,923,000
Accretion of discount	366,000
Foreign currency loss	(8,000)
Conversion to marketable securities	(154,000)
Balance at September 30, 2021	$5,877,000

10. PROPERTY AND EQUIPMENT, NET

During the quarter ended September 30, 2021, the Company executed contracts to purchase 4,000 Antminer S-19 Pro Bitcoin miners. As of September 30, 2021, the Company had received 1,000 of the Bitcoin miners. The remaining 3,000 units are expected to be delivered at a rate of 300 units per month between October 2021 and July 2022. The gross purchase price is $27.3 million, of which $18.1 million was paid as of September 30, 2021 with the balance scheduled to be paid between October 2021 and June 2022. During the quarter ended September 30, 2021, the Company capitalized $433,000 of shipping costs and $1.2 million of third-party commissions related to cryptocurrency machines and related equipment.

At September 30, 2021 and December 31, 2020, property and equipment consisted of:

	September 30, 2021	December 31, 2020
Cryptocurrency machines and related equipment	$20,362,000	$567,000
Computer, software and related equipment	4,364,000	3,057,000
Office furniture and equipment	702,000	490,000
Land	2,567,000	—
Building	1,439,000	—
Leasehold improvements	4,229,000	1,352,000
	33,663,000	5,466,000
Accumulated depreciation and amortization	(4,113,000)	(3,343,000)
Property and equipment, net	$29,550,000	$2,123,000

For the nine months ended September 30, 2021 and 2020, depreciation expense amounted to $711,000 and $357,000, respectively.

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

11. INTANGIBLE ASSETS, NET

At September 30, 2021 and December 31, 2020 intangible assets consisted of:

	Useful Life	September 30, 2021	December 31, 2020
Trade name and trademark	Indefinite life	$1,544,000	$1,551,000
Customer list	10-14 years	3,421,000	3,441,000
Domain name and other intangible assets	5 years	688,000	690,000
		5,653,000	5,682,000
Accumulated depreciation and amortization		(1,584,000)	(1,292,000)
Intangible assets, net		$4,069,000	$4,390,000

The Company’s trade names and trademarks were determined to have an indefinite life. The remaining definite lived intangible assets are primarily being amortized on a straight-line basis over their estimated useful lives. Amortization expense was $296,000 and $252,000, respectively, for the nine months ended September 30, 2021 and 2020.

12. GOODWILL

The following table summarizes the changes in the Company’s goodwill during the nine months ended September 30, 2021:

Goodwill
Balance as of January 1, 2021	$9,646,000
Effect of exchange rate changes	(40,000)
Balance as of September 30, 2021	$9,606,000

13. INVESTMENTS – RELATED PARTIES

Investments in AVLP, Alzamend and Ault & Company at September 30, 2021 and December 31, 2020, are comprised of the following:

Investment in Promissory Notes, Related Parties

	Interest	Due	September 30,	December 31,
	Rate	Date	2021	2020
Investment in convertible promissory note of AVLP	12%	December 31, 2023	$16,549,000	$11,269,000
Short-term advance in Alzamend			-	750,000
Investment in convertible promissory note of Alzamend			-	50,000
Investment in promissory note of Ault & Company	8%	February 25, 2022	2,500,000	-
Accrued interest receivable, AVLP			2,025,000	2,025,000
Accrued interest receivable, Ault & Company and Alzamend			120,000	2,000
Total investment in promissory notes, related parties – gross			21,194,000	14,096,000
Less: original issue discount			-	(4,000)
Less: provision for loan losses, AVLP			(2,000,000)	(3,424,000)
Total investment in promissory notes, related parties			$19,194,000	$10,668,000

Investment in Common Stock and Warrants, Related Parties

	Weighted Avg.
	Remaining	September 30,	December 31,
	Contractual Term	2021	2020
Investment in warrants of AVLP	2.9 years	$-	$4,986,000
Investment in common stock of AVLP		60,000	500,000
Investment in warrants of Alzamend	4.7 years	4,070,000	11,000
Investment in common stock of Alzamend		20,781,000	642,000
Total investment in common stock and warrants, related parties		$24,911,000	$6,139,000

The following table summarizes the changes in the Company’s investments in AVLP, Alzamend and Ault & Company during the nine months ended September 30, 2021:

		Investment in
	Investment in	promissory notes	Total
	warrants and	and advances	investment in
	common stock	of AVLP,	AVLP, Alzamend
	of AVLP and	Alzamend and	and Ault &
	Alzamend	Ault & Company	Company, net
Balance at January 1, 2021	$6,139,000	$10,668,000	$16,807,000
Investment in convertible promissory notes of AVLP	—	2,494,000	2,494,000
Investment in convertible promissory note of Alzamend	—	(50,000)	(50,000)
Investment in promissory note of Ault & Company	—	2,500,000	2,500,000
Investment in common stock of AVLP and Alzamend	16,118,000	—	16,118,000
Investment in warrants of Alzamend	1,490,000	—	1,490,000
Short-term advance in Alzamend	—	(750,000)	(750,000)
Fair value of warrants issued by AVLP	2,786,000	—	2,786,000
Unrealized loss in warrants of AVLP	(7,772,000)	—	(7,772,000)
Unrealized gain in warrants of Alzamend	2,568,000	—	2,568,000
Unrealized gain in common stock of AVLP and Alzamend	3,582,000	—	3,582,000
Accretion of discount	—	4,213,000	4,213,000
Accrued interest	—	119,000	119,000
Balance at September 30, 2021	$24,911,000	$19,194,000	$44,105,000

Investments in AVLP

The Company’s investments in AVLP, a related party controlled by Philou Ventures, LLC (“Philou”), an affiliate of the Company, consist of convertible promissory notes, warrants and shares of AVLP common stock. As of September 30, 2021, loans to AVLP totaled $16.5 million and, in addition to the 12% convertible promissory notes, AVLP has issued to the Company warrants to purchase 33.1 million shares of AVLP common stock at an exercise price of $0.50 per share and an initial contractual term of five years.

During the nine months ended September 30, 2021, the Company recorded an unrealized loss of $7.7 million due to the decline in value of the warrant derivative securities that the Company received as a result of its investment in AVLP. The unrealized loss was recorded in accumulated other comprehensive loss in the stockholder’s equity section of the Company’s consolidated balance sheet. The Company’s investment in AVLP will be revalued on each balance sheet date.

Fair Value Assessment of Convertible Notes - AVLP

During the nine months ended September 30, 2021 and 2020, no interest income was recognized from the Company’s investment in convertible promissory notes in AVLP. The Company evaluated the collectability of both interest and principal for the convertible promissory notes in AVLP to determine whether there was an impairment. At September 30, 2021, the Company determined that the fair value of the convertible promissory notes in AVLP was $16.6 million. The Company’s determination of fair value requires significant judgments and are based on significant assumptions related to the borrower’s credit risk, financial performance, expected sales, and estimated fair value of the collateral.

Fair Value Assessment of Common Stock – AVLP

In aggregate, the Company has 999,175 shares of AVLP common stock which represents 18.0% of AVLP’s outstanding shares of common stock.

As a result of new rules implemented by the SEC, which became effective September 28, 2021, shares of AVLP were no longer eligible for quotation on the “Pink – No Information” tier operated by the OTC Markets Group, Inc. Under the new rules, companies like AVLP are required to have current financial information publicly available for brokers to publish competing quotes and provide continuous market making. As AVLP does not have financial information publicly available, AVLP was removed from the Pink Market, which resulted in almost a complete loss of liquidity for shares of AVLP common stock.

Shares of AVLP are available only through the “Expert Market” tier operated by the OTC Markets Group, in which quotes are “unsolicited only.” That means broker-dealers can publish unsolicited quotes representing limit orders from customers who are not affiliates or insiders of the issuer. However, many broker-dealers will not effectuate trades in securities that are not eligible for competing quotes, such as those on the Expert Market tier. Quotations in Expert Market tier securities are only made available to broker-dealers, institutions and other sophisticated investors. Securities that are on Expert Market tier do not have trading bid and ask prices and share trading volumes publicly quoted. As a result, any transactions would be unknown to the public marketplace and would not provide stockholders with a reliable market value for their shares.

At September 30, 2021, the Company estimated the fair value of AVLP’s common stock was $0.06 per share, a decrease from $0.50 at December 31, 2020. Based upon the estimated fair value of AVLP common stock at September 30, 2021, the Company’s investment in AVLP common stock had an unrealized loss of $688,000.

Variable Interest Entity Considerations - AVLP

The Company has determined that AVLP is a VIE as it does not have sufficient equity at risk. The Company does not consolidate AVLP because the Company is not the primary beneficiary and does not have a controlling financial interest. To be a primary beneficiary, an entity must have the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, among other factors. Although the Company has made a significant investment in AVLP, the Company has determined that Philou, which controls AVLP through the voting power conferred by its equity investment and which is deemed to be more closely associated with AVLP, is the primary beneficiary. As a result, AVLP’s financial position and results of operations are not consolidated in the Company’s financial position and results of operations.

Extension of AVLP Loan Agreement

On April 13, 2021, the AVLP Loan Agreement was increased to up to $15 million and extended to December 31, 2023. On June 4, 2021, the AVLP Loan Agreement was increased to up to $20 million.

Investments in Alzamend Common Stock and Warrants

The following table summarizes the changes in the Company’s investments in Alzamend common stock during the nine months ended September 30, 2021:

	Shares of	Per Share	Investment in
	Common Stock	Price	Common Stock
Balance at January 1, 2021	427,888	$1.50	$642,000
Purchase of shares from an Alzamend shareholder	62,500	$0.80	50,000
March 9, 2021 securities purchase agreement	4,000,000	$1.13	4,510,000
Investment in Alzamend initial public offering	2,000,000	$5.00	10,000,000
Open market purchases after initial public offering	230,000	$7.17	1,648,000
Unrealized gain in common stock of Alzamend			3,849,000
Investment in Alzamend common stock	6,720,388	$3.08	20,699,000
Investment in Alzamend options			82,000
Balance at September 30, 2021			$20,781,000

At December 31, 2020, the Company had provided Alzamend a short-term advance of $750,000 and invested $50,000 in an 8% convertible promissory note. In conjunction with the issuance of the 8% convertible promissory note, Alzamend issued to the Company warrants to purchase 16,667 shares of Alzamend common stock at an exercise price of $3.00 per share for a period of five years.

On March 9, 2021, DP Lending entered into a securities purchase agreement with Alzamend to invest $10.0 million in Alzamend common stock and warrants, subject to the achievement of certain milestones. DP Lending funded $4.0 million upon execution of the securities purchase agreement, which included the conversion of the short-term advance and convertible promissory note in the aggregate amount of $800,000. The remaining $6.0 million will be funded upon Alzamend achieving certain milestones related to the U.S. Food and Drug Administration approval of Alzamend’s Investigational New Drug application and Phase 1a human clinical trials for Alzamend’s lithium based ionic cocrystal therapy, known as AL001. Under the securities purchase agreement, in aggregate, Alzamend has agreed to sell up to 6,666,667 shares of its common stock to DP Lending for $10.0 million, or $1.50 per share, and issue to DP Lending warrants to acquire 3,333,334 shares of Alzamend common stock with an exercise price of $3.00 per share. The transaction was approved by the Company’s independent directors after receiving a third-party valuation report on Alzamend.

On June 15, 2021, Alzamend closed an initial public offering at a price to the public of $5.00 per share. DP Lending purchased 2 million shares of Alzamend’s Common stock in the initial public offering for an aggregate of $10 million. Alzamend’s common stock is listed on The Nasdaq Capital Market under the ticker symbol “ALZN”.

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

At September 30, 2021, the fair value of Alzamend’s common stock was $3.08 based on the closing price of Alzamend’s common stock. Based upon the fair value of Alzamend common stock at September 30, 2021, during the nine months ended September 30, 2021, the Company recorded an unrealized gain of $3.8 million related to its investment in Alzamend common stock.

In conjunction with the March 2021 securities purchase agreement, Alzamend issued to the Company warrants to purchase 1,333,334 shares of Alzamend common stock at an exercise price of $3.00 per share for a period of five years. The Company computed the fair value of Alzamend warrants using the Black-Scholes option pricing model. During the nine months ended September 30, 2021, the Company recorded an unrealized gain on its investment in warrants of Alzamend of $2.6 million. The Company’s investment in Alzamend will be revalued on each balance sheet date.

Fair Value Assessment of Alzamend Warrants

The fair value of the Company’s holdings in the 2,016,667 Alzamend warrants was estimated using the Black-Scholes option-pricing method and the following assumptions:

Exercise price	$3.00
Remaining contractual term (in years)	3.9 — 4.8
Volatility	86.3%
Weighted average risk free interest rate	0.76% — 0.98%
Expected dividend yield	0%

Significant Fluctuation in the Fair Value of Investment in Alzamend

Revenues from the Company’s trading activities during the nine months ended September 30, 2021 included significant net gains on equity securities, including unrealized gains and losses from market price changes. These gains and losses have caused, and will continue to cause, significant volatility in the Company’s periodic earnings.

At September 30, 2021, the fair value of Alzamend’s common stock was $3.08 based on the closing price of Alzamend’s common stock. Based upon the fair value of Alzamend common stock at September 30, 2021, during the three months ended September 30, 2021, the Company recorded an unrealized loss of $27.4 million related to its investment in Alzamend common stock and during the nine months ended September 30, 2021, the Company recorded an unrealized gain of $3.8 million related to its investment in Alzamend common stock.

During the three months ended September 30, 2021, the Company recorded an unrealized loss on its investment in warrants of Alzamend of $6.0 million and during the nine months ended September 30, 2021, the Company recorded an unrealized gain on its investment in warrants of Alzamend of $2.6 million. The Company’s investment in Alzamend will be revalued on each balance sheet date.

Investment in Ault & Company

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

14. INVESTMENT PARTNERSHIP

Investments in the Alpha Fund

During fiscal year 2021, the Company has invested in the Alpha Fund. The Alpha Fund operates as a private investment fund. The general partner of the Alpha Fund, Ault Alpha GP LLC (“Alpha GP”) is owned by Ault Capital Management LLC (the “Investment Manager”), which also acts as the investment manager to the Alpha Fund. The Investment Manager is owned by Ault & Company, Inc. (“Ault & Co.”). Messrs. Ault, Horne and Nisser as well as Kenneth Cragun, who serve as executive officers and/or directors of the Company, are executive officers of the Investment Manager, and Messrs. Ault, Horne and Nisser are executive officers and directors of Ault & Company.

As of September 30, 2021, the Company subscribed for $10 million of limited partnership interests in the Alpha Fund, of which $7.5 million was funded, and was the only limited partner in the Alpha Fund at such date. These investments are subject to a rolling five-year lock-up period, provided that after three years, Alpha GP will waive the last twenty-four (24) months of the lock-up period upon receipt of written notice from an executive officer of the Company that a withdrawal of capital is required to prevent a going concern opinion from the Company’s auditors, under the terms of the Alpha Fund’s partnership agreement and side letter entered into between the Company and the Alpha Fund.

The Company consolidates Alpha Fund as a VIE due to its significant level of influence and control of Alpha Fund, the size of its investment, and its ability to participate in policy making decisions, the Company is considered the primary beneficiary of the VIE.

Investments by Alpha Fund

The Alpha Fund has purchased shares of the Company’s common stock in open market transactions. As of September 30, 2021, the Alpha Fund owned 1,000,000 shares of the Company’s common stock, accounted for as treasury stock as of September 30, 2021.

15. EXECUTIVE CHAIRMAN RELOCATION BENEFIT

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

16. STOCK-BASED COMPENSATION

The options outstanding as of September 30, 2021, have been classified by exercise price, as follows:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$2.51	1,760,000	9.90	$2.51	141,900	$2.51
$480 - $560	894	4.20	$537.34	774	$533.84
$1,208 - $1,352	25	2.50	$1,336.00	25	$1,336.00
$480 - $1,352	1,760,919	9.90	$2.80	142,699	$5.63

Issuances Outside of Plans
$1.79	850,000	8.97	$1.79	569,591	$1.79
$2.46 - $2.55	2,150,000	9.58	$2.54	-	-
$1.79 - $2.55	3,000,000	9.41	$2.33	569,591	$1.79

Total Options
$1.79 - $1,856	4,760,919	9.59	$2.50	712,290	$2.56

The total stock-based compensation expense related to stock options and stock awards issued to the Company’s employees, consultants and directors, included in reported net loss for the three and nine months ended September 30, 2021 and 2020, was comprised as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
General and administrative	$4,148,000	$20,000	$4,732,000	$272,000
Total stock-based compensation	$4,148,000	$20,000	$4,732,000	$272,000

A summary of option activity under the Company’s stock option plans as of September 30, 2021, and changes during the nine months ended are as follows:

		Outstanding Options
				Weighted
			Weighted	Average
	Shares		Average	Remaining	Aggregate
	Available	Number	Exercise	Contractual	Intrinsic
	for Grant	of Options	Price	Life (years)	Value
January 1, 2020	103,105	1,388	$636.47	6.33	$0
Restricted stock awards	(96,875)	—
Forfeited	463	(463)	780.54
January 1, 2021	6,693	925	$564.43	4.87	$0
Authorized	7,500,000
Stock options granted	(1,760,000)	1,760,000	$2.51
Restricted stock awards	(1,070,000)	—
Forfeited	6	(6)	$1,352
September 30, 2021	4,676,699	1,760,919	$2.80	9.90	$0

As of September 30, 2021, there was $3.3 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s stock incentive plans. That expense is expected to be recognized over a weighted average period of 3.54 years.

GWW Stock-Based Compensation

On May 25, 2021, GWW issued to Jonathan Read, its Chief Executive Officer, and Timothy Long, its Chief Operating Officer, options to purchase an aggregate total of 100,000 shares of GWW Class A common stock, at an exercise price per share of $14.64. The options vest over a four-year period. Additionally, Messrs. Read and Long were also granted a restricted stock award to acquire an aggregate of 50,000 shares of GWW Class A common stock, vesting annually over a three-year term. As of the date of grant, the authorized share capital of GWW is 1,000,000 shares of Class A common stock, of which 700,000 shares were issued and outstanding, 500,000 shares of Class B common stock of which 500,000 shares were issued and outstanding and 100,000 shares of preferred stock of which no shares of which were outstanding. The stock-based compensation expense related to the options included in reported net loss for the three and nine months ended September 30, 2021 was $42,000 and $587,000, respectively, based on the estimated fair value of the options on the date of issuance. The estimated fair value of the options was based on observable market prices of the Company’s common stock and extrapolated to GWW based upon its relative fair value within the Company as determined by equal weighting of revenues, operating income, and net tangible assets between the Company’s subsidiaries. As of September 30, 2021, there was $472,000 of unrecognized compensation cost related to non-vested stock-based compensation arrangements with Messrs. Read and Long. That cost is expected to be recognized over a weighted average period of 2.7 years.

17. WARRANTS

During the nine months ended September 30, 2021, the Company did not issue any warrants. The following table summarizes information about common stock warrants outstanding at September 30, 2021:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$—	6,500	2.50	$—	6,500	$—
$0.88 - $3.01	5,864,410	2.99	$1.81	5,864,410	$1.81
$8.00 - $19.80	53,452	2.63	$12.74	53,452	$12.74
$440 - $920	16,225	1.45	$733.40	16,225	$733.40
$1,040 - $2,000	2,367	1.43	$1,404.85	2,367	$1,404.85
$0.88 - $2,000.00	5,942,954	3.98	$4.46	5,942,954	$4.46

The Company utilized the Black-Scholes option pricing model and the assumptions used during the nine months ended September 30, 2021:

Exercise price	$0.88 - $3.01
Remaining contractual term (in years)	1.4 - 5.0
Volatility	86.3% - 104.6%
Risk free interest rate	0.17% - 1.38%
Expected dividend yield	0%

18. OTHER CURRENT LIABILITIES

Other current liabilities at September 30, 2021 and December 31, 2020 consisted of:

	September 30, 2021	December 31, 2020
Accrued payroll and payroll taxes	$3,213,000	$1,412,000
Warranty liability	90,000	91,000
Deferred tax liability	-	18,000
Other accrued expenses	305,000	269,000
	$3,608,000	$1,790,000

19. LEASES

The Company has operating leases for office space. The Company’s leases have remaining lease terms of 1.5 years to ten years, some of which may include options to extend the leases perpetually, and some of which may include options to terminate the leases within one year.

The following table provides a summary of leases by balance sheet category as of September 30, 2021:

September 30, 2021
Operating right-of-use assets	$5,201,000
Operating lease liability - current	1,014,000
Operating lease liability - non-current	4,265,000

The components of lease expenses for the nine months ended September 30, 2021, were as follows:

Nine Months Ended
September 30, 2021
Operating lease cost	$1,025,000
Short-term lease cost	—
Variable lease cost	—

The following tables provides a summary of other information related to leases for the nine months ended September 30, 2021:

September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,025,000
Right-of-use assets obtained in exchange for new operating lease liabilities	$—
Weighted-average remaining lease term - operating leases	6.4 years
Weighted-average discount rate - operating leases	8.0%

The Company determined that using a weighted average discount rate of 8% is reasonable, as this is consistent with the mortgage rates for commercial properties for the time period commensurate with the terms of the leases.

Maturity of lease liabilities under the Company’s non-cancellable operating leases as of September 30, 2021, were as follows:

Payments due by period
2021 (remainder)	$380,000
2022	1,428,000
2023	1,130,000
2024	1,018,000
2025	751,000
Thereafter	2,180,000
Total lease payments	6,887,000
Less interest	(1,608,000)
Present value of lease liabilities	$5,279,000

20. NOTES PAYABLE

Notes payable at September 30, 2021 and December 31, 2020, were comprised of the following:

	Interest Rate	Due Date	September 30, 2021	December 31, 2020
Esousa purchased notes			$-	$200,000
Short-term notes payable	12.0%	Past Due	660,000	1,089,000
Notes payable to Wells Fargo			-	183,000
Note payable to Dept. of Economic and Community Development			-	196,000
Paycheck Protection Program Loans			-	1,162,000
SBA Economic Injury Disaster Loan			-	150,000
Short-term bank credit	3.9%	2021	1,037,000	1,404,000
Total notes payable			$1,697,000	$4,384,000
Less: current portion			(1,697,000)	(4,048,000)
Notes payable – long-term portion			$-	$336,000

Master Exchange Agreement

On February 10, 2020, the Company entered into a master exchange agreement (the “Master Exchange Agreement”) with Esousa Holdings, LLC (“Esousa”) which acquired certain promissory notes that had been previously issued by the Company. During January 2021, the Company issued to Esousa an aggregate of 183,214 shares of the Company’s common stock upon the exchange of principal and interest in the aggregate amount of $216,000. A loss on extinguishment of $234,000 was recognized on the issuance of common stock based on the fair value of the Company’s common stock at the date of the exchanges.

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

21. NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties at September 30, 2021 and December 31, 2020, were comprised of the following:

	September 30, 2021	December 31, 2020
Notes payable, related parties	$—	$240,000
Less: current portion	—	(188,000)
Notes payable, related parties – long-term portion	$—	$52,000

Microphase was party to several notes payable agreements with six of its past officers, employees and their family members. As of September 30, 2021, the related party notes payable were paid in full.

22. CONVERTIBLE NOTES

Convertible notes payable at September 30, 2021 and December 31, 2020, were comprised of the following:

	Interest Rate	Due Date	September 30, 2021	December 31, 2020
Convertible promissory note	4%	May 13, 2024	$660,000	$660,000
Less: Unamortized debt discounts			(213,000)	(274,000)
Total convertible notes payable, net of financing cost			$447,000	$386,000

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

In aggregate, the Company recorded a debt discount in the amount of $407,000 based on the relative fair values of the warrants, BCF and OID. During each of the nine months ended September 30, 2021 and 2020, non-cash interest expense of $40,000 was recorded from the amortization of debt discounts. The fair value of the warrants was estimated using the Black-Scholes option-pricing method. The risk-free rate of 2.18% was derived from the U.S. Treasury yield curve, matching the term of the warrant, in effect at the measurement date. The volatility factor of 87.51% was determined based on historical stock prices of similar technology companies.

23. COMMITMENTS AND CONTINGENCIES

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

Subpoena

The Company received a subpoena from the SEC for the voluntary production of documents. The Company is fully cooperating with this non-public, fact-finding inquiry and Management believes that the Company has operated its business in compliance with all applicable laws. The subpoena expressly provides that the inquiry is not to be construed as an indication by the SEC or its staff that any violations of the federal securities laws have occurred, nor should it be considered a reflection upon any person, entity or security. However, there can be no assurance as to the outcome of this matter.

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

24. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 25.0 million shares of Preferred Stock $0.001 par value. The Company’s board of directors (the “Board”) has designated 1.0 million shares as Series A Convertible Preferred Stock (the “Series A Preferred Stock”), 500,000 shares as Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and 2,500 shares as Series C Convertible Redeemable Preferred Stock (the “Series C Preferred Stock”). The rights, preferences, privileges and restrictions on the remaining authorized 23.5 million shares of Preferred Stock have not been determined. The Board is authorized to designate a new series of preferred shares and determine the number of shares, as well as the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred shares. As of September 30, 2021, there were 7,040 shares of Series A Preferred Stock, 125,000 shares of Series B Preferred Stock and no other shares of Preferred Stock issued or outstanding.

Common Stock

Common stock confers upon the holders the rights to receive notice to participate and vote at any meeting of stockholders of the Company, to receive dividends, if and when declared, and to participate in a distribution of surplus of assets upon liquidation of the Company. The Class B common stock carries the voting power of 10 shares of Class A common stock.

2021 ATM Offering

On January 22, 2021, the Company entered into an At-The-Market Issuance Sales Agreement, as amended on February 17, 2021 and thereafter on March 5, 2021 (the “2021 Sales Agreement”) with Ascendiant Capital Markets, LLC, or the sales agent, relating to the sale of shares of common stock offered by a prospectus supplement and the accompanying prospectus, as amended by the amendments to the sales agreement dated February 16, 2021 and March 5, 2021. In accordance with the terms of the 2021 Sales Agreement, the Company may offer and sell shares of common stock having an aggregate offering price of up to $200.0 million from time to time through the sales agent. As of September 30, 2021, the Company had sold an aggregate of 34.7 million shares of common stock pursuant to the sales agreement for gross proceeds of $160.5 million.

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

Securities Purchase Agreement, Related Party

On June 11, 2021, the Company entered into a securities purchase agreement with Ault & Company. Under the terms of the agreement, Ault & Company agreed to purchase an aggregate of 1,000,000 shares of the Company’s common stock for a total purchase price of $2.99 million, at a purchase price per share of $2.99, which was $0.05 per share above the closing stock price on June 10, 2021, subject to the approval of the NYSE American.

25. SEGMENT, CUSTOMERS AND GEOGRAPHICAL INFORMATION

The Company has three reportable segments; see Note 1 for a brief description of the Company’s business.

The following data presents the revenues, expenditures and other operating data of the Company’s operating segments and presented in accordance with ASC No. 280. The total income (loss) from operations of the Company’s reportable segments is different than the Company’s consolidated loss from operations due to the Company’s corporate expenses.

	Three Months Ended September 30, 2021
	GWW	TurnOnGreen	Ault Alliance	Total
Revenue	$6,373,000	$1,094,000	$336,000	$7,803,000
Revenue, lending and trading activities	—	—	(38,869,000)	(38,869,000)
Revenue, cryptocurrency mining	—	—	272,000	272,000
Total revenues	$6,373,000	$1,094,000	$(38,261,000)	$(30,794,000)
Depreciation and
amortization expense	$213,000	$6,000	$151,000	$370,000
Income (loss) from operations	$19,000	$(408,000)	$(41,872,000)	$(42,261,000)
Capital expenditures for
segment assets, as of
September 30, 2021	$120,000	$-	$22,435,000	$22,555,000
Identifiable assets as of
September 30, 2021	$30,584,000	$3,811,000	$192,326,000	$225,721,000

	Three Months Ended September 30, 2020
	GWW	TurnOnGreen	Ault Alliance	Total
Revenue	$4,329,000	$1,376,000	$—	$5,705,000
Revenue, lending and trading activities	—	—	(29,000)	(29,000)
Total revenues	$4,329,000	$1,376,000	$(29,000)	$5,676,000
Depreciation and
amortization expense	$171,000	$11,000	$—	$182,000
Income (loss) from operations	$119,000	$(27,000)	$(122,000)	$(30,000)
Capital expenditures for
segment assets, as of
September 30, 2020	$528,000	$26,000	$-	$554,000
Identifiable assets as of
September 30, 2020	$21,186,000	$21,010,000	$1,450,000	$43,646,000

	Nine Months Ended September 30, 2021
	GWW	TurnOnGreen	Ault Alliance	Total
Revenue	$19,198,000	$4,308,000	$766,000	$24,272,000
Revenue, lending and trading activities	—	—	19,615,000	19,615,000
Revenue, cryptocurrency mining	—	—	693,000	693,000
Total revenues	$19,198,000	$4,308,000	$21,074,000	$44,580,000
Depreciation and
amortization expense	$641,000	$19,000	$347,000	$1,007,000
Income (loss) from operations	$(766,000)	$(490,000)	$11,220,000	$9,964,000
Capital expenditures for
segment assets, as of
September 30, 2021	$686,000	$-	$27,459,000	$28,145,000
Identifiable assets as of
September 30, 2021	$30,584,000	$3,811,000	$191,326,000	$225,721,000

	Nine Months Ended September 30, 2020
	GWW	TurnOnGreen	Ault Alliance	Total
Revenue	$12,906,000	$3,803,000	$—	$16,709,000
Revenue, lending and trading activities	—	—	(27,000)	(27,000)
Total revenues	$12,906,000	$3,803,000	$(27,000)	$16,682,000
Depreciation and
amortization expense	$479,000	$130,000	$—	$609,000
Income (loss) from operations	$119,000	$(27,000)	$(122,000)	$(30,000)
Capital expenditures for
segment assets, as of
September 30, 2020	$528,000	$26,000	$—	$554,000
Identifiable assets as of
September 30, 2020	$21,186,000	$21,009,000	$1,450,000	$43,645,000

Concentration Risk

The following tables provide the percentage of total revenues for the three and nine months ended September 30, 2021 and 2020 to a single customer from which 10% or more of total revenues are derived.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021		September 30, 2021

	Total Revenues	Percentage of	Total Revenues	Percentage of
	by Major	Total Company	by Major	Total Company
	Customers	Revenues	Customers	Revenues
Customer A	$2,635,000	9%	$6,819,000	15%

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2020		September 30, 2020

	Total Revenues	Percentage of	Total Revenues	Percentage of
	by Major	Total Company	by Major	Total Company
	Customers	Revenues	Customers	Revenues
Customer A	$1,863,000	33%	$5,596,000	34%
Customer B	1,065,000	19%	2,661,000	16%

Revenue from Customer A is attributable to Enertec. Revenue from Customer B is attributable to Microphase. MTIX Ltd. represented all the Company’s accounts and other receivable, related party.

26. INCOME TAXES

The Company calculates its interim income tax provision in accordance with ASC 270 and ASC 740. The Company’s effective tax rate (“ETR”) from continuing operations was (7.3%) and 0% for the three months ended September 30, 2021 and September 30, 2020, respectively, and (9.1%) and (0.1%) for the nine months ended September 30, 2021 and 2020, respectively. The Company recorded income tax (provision) benefit of $3.4 million and $6,000 for the three months ended September 30, 2021 and 2020, respectively and ($144,000) and $18,000 for the nine months ended September 30, 2021 and 2020, respectively. The difference between the ETR and federal statutory rate of 21% is primarily attributable to items recorded for GAAP but permanently disallowed for U.S. federal income tax purposes and changes in valuation allowance.

A valuation allowance is recorded when it is more-likely-than-not some of the Company’s deferred tax assets may not be realized. Significant judgment is applied when assessing the need for a valuation allowance and the Company considers future taxable income, reversals of existing deferred tax assets and liabilities and ongoing prudent and feasible tax planning strategies, in making such assessment. As of September 30, 2021, the Company maintains a full US federal, state and UK valuation allowance.

The Company records uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two-step process in which (i) the Company determines whether it is more likely than not a tax position will be sustained on the basis of the technical merits of such position and (ii) for those tax positions meeting the more-likely-than-not recognition threshold, the Company would recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company has determined it has no uncertain tax positions as of September 30, 2021 and 2020. The Company classifies interest and penalties recognized on uncertain tax positions as a component of income tax expense.

27. SUBSEQUENT EVENTS

Activity Under 2021 ATM Offering

From October 1, 2021 through November 18, 2021, the Company sold an aggregate of 17.9 million shares of common stock pursuant to the 2021 Sales Agreement for gross proceeds of $39.5 million.

Investments in Alpha Fund

In October and November 2021, the Company purchased an additional $8.5 million of limited partnership interests in the Alpha Fund.

Investments by Alpha Fund

In October 2021, Alpha Fund purchased 1,650,000 shares of the Company’s common stock in open market transactions at an average purchase price of $2.42 per share. As of November 15, 2021, the Alpha Fund owned 2,650,000 shares of the Company’s common stock.

Stock Option and Restricted Stock Grants

On November 9, 2021, the Board approved the following grants:

•	Grants to each independent director of non-qualified stock options to purchase 100,000 shares of the Company’s common stock with an exercise price of $2.19 per share, vesting monthly beginning on January 1, 2023 and ending December 31, 2024 and will be exercisable upon approval by the NYSE American and the Company’s stockholders;

•	Grants to each of Milton C. Ault, III, William Horne, Henry Nisser and Kenneth Cragun of non-qualified stock options to purchase 1,000,000, 800,000, 600,000 and 300,000 shares of the Company’s common stock, respectively, with an exercise price of $2.19 per share, vesting monthly beginning on January 1, 2023 and ending December 31, 2024 and exercisable upon approval by the NYSE American and the Corporation’s stockholders;

•	Grant to certain employees of non-qualified stock options to purchase an aggregate of 1,635,000 shares of the Company’s common stock with an exercise price of $2.19 per share, vesting over 36 months beginning on January 1, 2022 and exercisable pursuant to the Company’s 2021 Stock Incentive Plan, although one employee’s stock option grant of 100,000 options is exercisable at $2.66 per share vesting ratably over 48 months beginning October 1, 2021; and

•	Restricted stock grant to certain employees of an aggregate of 200,000 shares pursuant to the Company’s 2021 Stock Incentive Plan. Such shares will vest 25% on November 15, 2021, 25% on May 15, 2022, 25% on November 15, 2022 and 25% on May 15, 2023.

TurnOnGreen Lease Agreement

On November 5, 2021, the Company’s subsidiary, TurnOnGreen, entered into a lease agreement to lease a 31,165 square foot building in Milpitas, California. The lease term is approximately 50 months ending January 31, 2026. The total commitment under the lease is $2.3 million.

Purchase Agreement for Bitcoin Mining Equipment

In November 2021, Ault Alliance entered into contracts with Bitmain Technologies Limited to purchase an aggregate of 16,000 Bitcoin miners for $121 million. The purchase includes both the environmentally friendly S19 XP Antminers that feature a processing power of 140 terahashes per second (TH/s) with an energy consumption of 3.01 kilowatt-hours (kWh) and the S19j Pro Antminers that feature a processing power of 100 TH/s with an energy consumption of 2.95 kWh. Based on current delivery schedules, Ault Alliance expects that the 16,000 newly purchased miners will be shipped by Bitmain between March 2022 and September 2022.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this quarterly report, the “Company,” “Ault Global,” “we,” “us” and “our” refer to Ault Global Holdings, Inc., a Delaware corporation. Ault Global is a diversified holding company pursuing growth by acquiring undervalued businesses and disruptive technologies with a global impact. Through its wholly and majority-owned subsidiaries and strategic investments, the Company owns and operates a data center at which it mines Bitcoin, and provides mission-critical products that support a diverse range of industries, including defense/aerospace, industrial, automotive, telecommunications, medical/biopharma, and textiles. In addition, the Company extends credit to select entrepreneurial businesses through a licensed lending subsidiary.

Recent Developments

2021 ATM Offering

On January 22, 2021, we entered into an At-The-Market Issuance Sales Agreement, as amended on February 17, 2021 and thereafter on March 5, 2021 (the “2021 Sales Agreement”) with Ascendiant Capital Markets, LLC, or the sales agent, relating to the sale of shares of common stock offered by a prospectus supplement and the accompanying prospectus, as amended by the amendments to the 2021 Sales Agreement dated February 16, 2021 and March 5, 2021. In accordance with the terms of the 2021 Sales Agreement, we may offer and sell shares of common stock having an aggregate offering price of up to $200.0 million from time to time through the sales agent. As of September 30, 2021, we had sold an aggregate of 34.7 million shares of common stock pursuant to the 2021 Sales Agreement for gross proceeds of $160.5 million.

Acquisition of Michigan Cloud Data Center

On January 29, 2021, Alliance Cloud Services, LLC, a majority-owned subsidiary of its wholly-owned subsidiary, Ault Alliance, closed on the acquisition of a 617,000 square foot energy-efficient facility located on a 34.5 acre site in southern Michigan for a purchase price of $3.9 million. The purchase price was paid in cash.

Purchase Agreements for Bitcoin Mining Equipment

During the quarter ended September 30, 2021, we executed contracts to purchase 4,000 Antminer S-19 Pro Bitcoin miners. As of September 30, 2021, we had received 1,000 of the Bitcoin miners. The remaining 3,000 units are expected to be delivered at a rate of 300 units per month between October 2021 and July 2021. The gross purchase price is $27.3 million, of which $18.1 million was paid as of September 30, 2021 with the balance scheduled to be paid between October 2021 and June 2022. During the quarter ended September 30, 2021, we capitalized $433,000 of shipping costs and $1.2 million of third-party commissions related to cryptocurrency machines and related equipment.

In November 2021, we executed contracts to purchase an aggregate of 16,000 Bitcoin miners for $121 million. The purchase includes both the environmentally friendly S19 XP Antminers that feature a processing power of 140 terahashes per second (TH/s) with an energy consumption of 3.01 kilowatt-hours (kWh) and the S19j Pro Antminers that feature a processing power of 100 TH/s with an energy consumption of 2.95 kWh. Based on current delivery schedules, we expect that the 16,000 newly purchased miners will be shipped by Bitmain between March 2022 and September 2022.

Investment in Alzamend Neuro, Inc.

On March 9, 2021, DP Lending entered into a securities purchase agreement with Alzamend to invest $10.0 million in Alzamend common stock and warrants, subject to the achievement of certain milestones. DP Lending funded $4.0 million upon execution of the securities purchase agreement, which included the conversion of the short-term advance and convertible promissory note in the aggregate amount of $800,000, and funded an additional $2.0 million upon the achievement of a milestone related to Alzamend’s Phase 1 study of its Investigational New Drug application for AL001. The remaining $4.0 million will be funded upon Alzamend achieving certain milestones related to the U.S. Food and Drug Administration approval of Alzamend’s Investigational New Drug application and Phase 1a human clinical trials for Alzamend’s lithium based ionic cocrystal therapy, known as AL001. Under the securities purchase agreement, in aggregate, Alzamend has agreed to sell up to 6,666,667 shares of its common stock to DP Lending for $10.0 million, or $1.50 per share, and issue to DP Lending warrants to acquire 3,333,334 shares of Alzamend common stock with an exercise price of $3.00 per share. The transaction was approved by our independent directors after receiving a third-party valuation report of Alzamend.

On June 15, 2021, Alzamend closed an initial public offering at a price to the public of $5.00 per share. DP Lending purchased 2 million shares of Alzamend’s Common stock in the initial public offering for an aggregate of $10 million. Alzamend’s common stock is listed on The Nasdaq Capital Market under the ticker symbol “ALZN”.

At September 30, 2021, the fair value of Alzamend’s common stock was $3.08 based on the closing price of Alzamend’s common stock. Based upon the fair value of Alzamend common stock at September 30, 2021, during the nine months ended September 30, 2021, we recorded an unrealized gain of $3.8 million related to our investment in Alzamend common stock.

In conjunction with the March 2021 securities purchase agreement, Alzamend issued us warrants to purchase 1,333,334 shares of Alzamend common stock at an exercise price of $3.00 per share for a period of five years. We computed the fair value of Alzamend warrants using the Black-Scholes option pricing model. During the nine months ended September 30, 2021, we recorded an unrealized gain on its investment in warrants of Alzamend of $2.6 million. Our investment in Alzamend will be revalued on each balance sheet date.

Significant Fluctuation in the Fair Value of Investment in Alzamend

Revenues from our trading activities during the nine months ended September 30, 2021 included significant net gains on equity securities, including unrealized gains and losses from market price changes. These gains and losses have caused, and will continue to cause, significant volatility in our periodic earnings.

At September 30, 2021, the fair value of Alzamend’s common stock was $3.08 based on the closing price of Alzamend’s common stock. Based upon the fair value of Alzamend common stock at September 30, 2021, during the three months ended September 30, 2021, we recorded an unrealized loss of $27.4 million related to our investment in Alzamend common stock and during the nine months ended September 30, 2021, we recorded an unrealized gain of $3.8 million related to our investment in Alzamend common stock.

During the three months ended September 30, 2021, we recorded an unrealized loss on our investment in warrants of Alzamend of $6.0 million and during the nine months ended September 30, 2021, we recorded an unrealized gain on our investment in warrants of Alzamend of $2.6 million. Our investment in Alzamend will be revalued on each balance sheet date.

Investment in Ault & Company, Inc.

On February 25, 2021, Ault & Company, a related party, sold and issued an 8% Secured Promissory Note in the principal amount of $2.5 million to us. The principal amount of the Secured Promissory Note, plus any accrued and unpaid interest at a rate of 8% per annum, is due and payable on February 25, 2022.

Forgiveness of Debt

On January 11, 2021, we received forgiveness of a loan under the Paycheck Protection Program (“PPP”) in the principal amount of $715,000. On May 20, 2021, Microphase received forgiveness of a loan under the PPP in the principal amount of $467,000.

Impact of Coronavirus on Our Operations

The COVID-19 pandemic continues to present significant business challenges in 2021. During the third quarter of 2021, we continued to experience impacts in each of our business areas related to COVID-19, primarily in delays in supplier deliveries and the impacts of remote work and adjusted work schedules. During the third quarter, we continued to take measures to protect the health and safety of our employees, including measures to facilitate the provision of vaccines to our employees in line with state and local guidelines. We also continued to work with our customers and suppliers to minimize disruptions.

Although the COVID-19 pandemic did not have a significant impact on our financial results in the third quarter of 2021, the ultimate impact of COVID-19 on our operations and financial performance in future periods, including our ability to execute our programs in the expected timeframe, remains uncertain and will depend on future pandemic related developments, including the duration of the pandemic, any potential subsequent waves of COVID-19 infection, the effectiveness, distribution and acceptance of COVID-19 vaccines, and related government actions to prevent and manage disease spread, all of which are uncertain and cannot be predicted. The long-term impacts of COVID-19 on demand for our products and services are also difficult to predict but could negatively affect our future results and business operations. For additional risks to the corporation related to the COVID-19 pandemic, see Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Results of Operations

Results of Operations for the Three Months Ended September 30, 2021 and 2020

The following table summarizes the results of our operations for the three months ended September 30, 2021 and 2020.

	For the Three Months Ended
	September 30,
	2021	2020

Revenue	$7,803,000	$5,705,000
Revenue, cryptocurrency mining	272,000	-
Revenue, lending and trading activities	(38,869,000)	(29,000)
Total revenue	(30,794,000)	5,676,000
Cost of revenue	5,271,000	3,736,000
Gross profit (loss)	(36,065,000)	1,940,000

Operating expenses
Research and development	524,000	469,000
Selling and marketing	1,993,000	260,000
General and administrative	11,292,000	2,836,000
Total operating expenses	13,809,000	3,565,000

Loss from continuing operations	(49,874,000)	(1,625,000)
Interest income	125,000	102,000
Accretion of discount on note receivable, related party	4,210,000	-
Interest expense	(140,000)	(2,366,000)
Change in fair value of marketable equity securities	(750,000)	(29,000)
Realized gain on marketable securities	30,000	-
Loss on extinguishment of debt	-	(12,823,000)
Change in fair value of warrant liability	259,000	-

Loss before income taxes	(46,140,000)	(16,741,000)
Income tax benefit	3,366,000	6,000
Net loss	(42,774,000)	(16,735,000)
Less: Net gain attributable to non-controlling interest	(96,000)	-
Net loss attributable to Ault Global Holdings	(42,870,000)	(16,735,000)
Preferred dividends	(4,000)	(3,000)
Net loss available to common stockholders	$(42,874,000)	$(16,738,000)

Comprehensive loss
Net loss available to common stockholders	$(42,874,000)	$(16,738,000)
Other comprehensive income (loss)
Foreign currency translation adjustment	(182,000)	44,000
Net unrealized gain (loss) on derivative securities of related party	(4,849,000)	1,561,000
Other comprehensive income (loss)	(5,031,000)	1,605,000
Total comprehensive loss	$(47,905,000)	$(15,133,000)

Revenues

Revenues by segment for the three months ended September 30, 2021 and 2020 are as follows:

	For the Three Months Ended September 30,		Increase
	2021	2020	(Decrease)%

Gresham Worldwide (“GWW”)	$6,373,000	$4,329,000	$2,044,000	47%
TurnOnGreen	1,094,000	1,376,000	(282,000)	-20%
Ault Alliance:
Revenue, cryptocurrency mining	238,000	-	238,000	—
Revenue, lending and trading activities	(38,868,000)	(29,000)	(38,839,000)	133,928%
Other	369,000	—	369,000	—
Total revenue	$(30,794,000)	$5,676,000	$(36,470,000)	-643%

Our revenues decreased by $36.5 million, or 643%, to negative $30.8 million for the three months ended September 30, 2021, from $5.7 million for the three months ended September 30, 2020.

GWW

GWW revenues increased by $2.0 million, or 47%, to $6.4 million for the three months ended September 30, 2021, from $4.3 million for the three months ended September 30, 2020. GWW revenue in 2021 includes $1.8 million from Relec, which was acquired on November 30, 2020. In the prior year period, revenue was constrained by working capital issues. The increase in revenue from our GWW segment for customized solutions for the military markets reflects the benefit of our improved liquidity in 2021, as we were able to allocate additional funds to our defense business to improve their ability to fulfill backlog. Revenue from Enertec, which largely consists of revenue recognized over time, was $2.9 million for the three months ended September 30, 2021, a decrease of $687,000 or 31%, from $2.2 million in the prior-year period.

TurnOnGreen

TurnOnGreen revenues decreased by $282,000 or 20%, to $1.1 million for the three months ended September 30, 2021, from $1.4 million for three months ended September 30, 2020. The decrease is primarily due to supply chain disruptions during the quarter.

Ault Alliance

Revenues from our cryptocurrency mining operations were $238,000 for the three months ended September 30, 2021, compared to nil for the three months ended September 30, 2020, as we resumed our cryptocurrency mining operations during the first quarter of 2021. Our decision to resume cryptocurrency mining operations in 2021 was based on several factors, which had positively affected the number of active miners we operated, including the market prices of digital currencies, and favorable power costs available at our Michigan data center.

Revenues from our lending and trading activities decreased to negative $38.9 million for the three months ended September 30, 2021, from negative revenues of $29,000 for the three months ended September 30, 2020. Revenues from our trading activities during the three months ended September 30, 2021 included significant unrealized losses from market price changes related to Alzamend. Unrealized gain and losses have caused, and will continue to cause, significant volatility in our periodic earnings.

At September 30, 2021, the fair value of Alzamend’s common stock was $3.08 based on the closing price of Alzamend’s common stock. Based upon the fair value of Alzamend common stock at September 30, 2021, during the three months ended September 30, 2021, we recorded an unrealized loss of $27.4 million related to our investment in Alzamend common stock. During the three months ended September 30, 2021, we recorded an unrealized loss on our investment in warrants of Alzamend of $6.0 million. Our investment in Alzamend will be revalued on each balance sheet date.

Gross margins

Gross margins were negative $36.0 million or 117.1% for the three months ended September 30, 2021 compared to 35.3% for the three months ended September 30, 2020. Our gross margins have typically ranged between 33% and 37%, with slight variations depending on the overall composition of our revenue.

Our gross margins during the three months ended September 30, 2021, were impacted by the unfavorable margins from our lending and trading activities. Excluding the effects of margin from our lending and trading activities, our adjusted gross margins for the three months ended September 30, 2021, would have been 34.7%, consistent our historical range.

Research and development

Research and development expenses increased by $55,000 to $524,000 for the three months ended September 30, 2021, from $469,000 for the three months ended September 30, 2020. The increase in research and development expenses is due to costs incurred at GWW related to the development of products for defense applications.

Selling and marketing

Selling and marketing expenses were $2.0 million for the three months ended September 30, 2021, compared to $260,000 for the three months ended September 30, 2020, an increase of $1.7 million, or 667%. The increase was the result of increases in personnel costs directly attributed to an increase in sales and marketing personnel and consultants primarily at Ault Alliance related to digital marketing and digital learning. The increase is also attributable to costs incurred at TurnOnGreen to grow our selling and marketing infrastructure related to our electric vehicle charger products.

General and administrative

General and administrative expenses were $11.3 million for the three months ended September 30, 2021, compared to $2.8 million for the three months ended September 30, 2020, an increase of $8.5 million or 298%. General and administrative expenses increased from the comparative prior period, mainly due to:

•	non-cash stock compensation costs of $4.1 million;

•	the accrual of an $859,000 performance bonus related to realized gains on trading activities during the period;

•	general and administrative costs of $385,000 from Relec, which was acquired on November 30, 2020;

•	increased costs related to our Michigan Data Center, operated by Alliance Cloud Services; and

•	higher consulting, audit, legal and insurance costs.

Loss from continuing operations

We recorded loss from continuing operations of $49.9 million for the three months ended September 30, 2021, compared to an operating loss of $1.6 million for the three months ended September 30, 2020. The significant operating loss for the three months ended September 30, 2021 is attributable to the significant unrealized losses on our investment in Alzamend, coupled with the increase in operating expenses, primarily general and administrative expenses.

Interest income

Interest income was $125,000 for the three months ended September 30, 2021 compared to $102,000 for the three months ended September 30, 2020.

Accretion of discount on note receivable, related party

Accretion of discount on note receivable, related party was $4.2 million for the three months ended September 30, 2021 compared to nil for the three months ended September 30, 2020, due to the significant decline in the value of warrants in AVLP, accretion of the warrant discount was accelerated, resulting in a discount of nil related to warrants issued in conjunction with the convertible promissory note of AVLP as of September 30, 2021.

Interest expense

Interest expense was $140,000 for the three months ended September 30, 2021 compared to $2.4 million for the three months ended September 30, 2020. The decrease in interest expense for the three months ended September 30, 2021 was primarily related to the decrease in our level of borrowings.

Change in fair value of warrant liability

During the three months ended September 30, 2021, the fair value of the warrants that were issued during 2021 in a series of debt financings decreased by $259,000. The fair value of these warrants is re-measured at each financial reporting period and immediately before exercise, with any changes in fair value recorded as change in fair value of warrant liability in the Consolidated Statements of Operations and Comprehensive Loss.

Change in fair value of marketable equity securities

Change in fair value of marketable equity securities was a loss of $750,000 for the three months ended September 30, 2021 compared to a gain of $29,000 for the three months ended September 30, 2020.

Loss on extinguishment of debt

Gain on extinguishment of debt was nil for the three months ended September 30, 2021 compared to a loss of $12.8 million for the three months ended September 30, 2020. During the three months ended September 30, 2020, principal and accrued interest of $2.4 million and $699,000, respectively, on our debt securities was satisfied through the issuance of 4.9 million shares of our common stock. We recognized a loss on extinguishment of $10.3 million as a result of these issuances of common stock based on the fair value of our common stock at the date of the exchanges. The remaining loss on extinguishment is primarily due to the estimated fair value of warrants to purchase an aggregate of 1.4 million shares of common stock that were issued to Esousa pursuant to the Master Exchange Agreement.

Net loss

For the foregoing reasons, our net loss for the three months ended September 30, 2021, was $42.8 million compared to a net loss of $16.7 million for the three months ended September 30, 2020.

Other comprehensive income (loss)

Other comprehensive loss was $5.0 million for the three months ended September 30, 2021, compared to other comprehensive income of $1.6 million for the three months ended September 30, 2020. Other comprehensive loss for the three months ended September 30, 2021, which decreased our equity, was primarily due to unrealized losses in the warrant derivative securities that we received as a result of our investment in AVLP, a related party. During the three months ended September 30, 2020, unrealized losses in the warrant derivative securities of AVLP was the primary component of other comprehensive loss.

Results of Operations for the Nine Months Ended September 30, 2021 and 2020

The following table summarizes the results of our operations for the nine months ended September 30, 2021 and 2020.

	For the Nine Months Ended
	September 30,
	2021	2020

Revenue	$24,272,000	$16,709,000
Revenue, cryptocurrency mining	693,000	-
Revenue, lending and trading activities	19,615,000	(27,000)
Total revenue	44,580,000	16,682,000
Cost of revenue	16,657,000	11,085,000
Gross profit	27,923,000	5,597,000

Operating expenses
Research and development	1,657,000	1,372,000
Selling and marketing	4,740,000	893,000
General and administrative	24,376,000	8,656,000
Total operating expenses	30,773,000	10,921,000

Loss from continuing operations	(2,850,000)	(5,324,000)
Interest income	176,000	139,000
Accretion of discount on note receivable, related party	4,210,000	-
Interest expense	(475,000)	(4,414,000)
Change in fair value of marketable equity securities	(705,000)	(58,000)
Realized gain on marketable securities	428,000	-
Gain (loss) on extinguishment of debt	929,000	(13,298,000)
Change in fair value of warrant liability	(130,000)	(6,000)

Income (loss) from continuing operations before income taxes	1,583,000	(22,961,000)
Income tax benefit	(144,000)	18,000
Income (loss) from continuing operations	1,439,000	(22,943,000)
Net loss from discontinued operations, net of taxes	-	(1,698,000)
Net income (loss)	1,439,000	(24,641,000)
Less: Net gain attributable to non-controlling interest	(93,000)	-
Net income (loss) attributable to Ault Global Holdings	1,346,000	(24,641,000)
Preferred dividends	(13,000)	(10,000)
Net income (loss) available to common stockholders	$1,333,000	$(24,651,000)

Comprehensive loss
Net income (loss) available to common stockholders	$1,333,000	$(24,651,000)
Other comprehensive income (loss)
Foreign currency translation adjustment	(141,000)	(8,000)
Net unrealized gain (loss) on derivative securities of related party	(7,773,000)	1,080,000
Other comprehensive income (loss)	(7,914,000)	1,072,000
Total comprehensive loss	$(6,581,000)	$(23,579,000)

Revenues

Revenues by segment for the nine months ended September 30, 2021 and 2020 are as follows:

	For the Nine Months Ended September 30,		Increase
	2021	2020	(Decrease)%

GWW	$19,198,000	$12,906,000	$6,292,000	49%
TurnOnGreen	4,308,000	3,803,000	505,000	13%
Ault Alliance:
Revenue, cryptocurrency mining	619,000	-	619,000	—
Revenue, lending and trading activities	19,615,000	(27,000)	19,642,000	-72,748%
Other	840,000	—	840,000	—
Total revenue	$44,580,000	$16,682,000	$27,898,000	167%

Our revenues increased by $27.9 million, or 194%, to $44.6 million for the nine months ended September 30, 2021, from $16.7 million for the nine months ended September 30, 2020.

GWW

GWW revenues increased by $6.3 million, or 49%, to $19.2 million for the nine months ended September 30, 2021, from $12.9 million for the nine months ended September 30, 2020. GWW revenue in 2021 includes $5.3 million from Relec, which was acquired on November 30, 2020. In the prior year period, revenue was constrained by working capital issues. The increase in revenue from our GWW segment for customized solutions for the military markets reflects the benefit of our improved liquidity in 2021, as we were able to allocate additional funds to our defense business to improve their ability to fulfill backlog. Revenue from Enertec, which largely consists of revenue recognized over time, was $7.8 million for the nine months ended September 30, 2021, an increase of $1.0 million, or 14.3%, from $6.8 million in the prior-year period.

TurnOnGreen

TurnOnGreen revenues increased by $505,000, or 13%, to $4.3 million for the nine months ended September 30, 2021, from $3.8 million for nine months ended September 30, 2020. The increase is due, in part, to disruptions to TurnOnGreen’s business operations experienced in the prior year period related to the temporary suspension of operations related to the outbreak of COVID-19.

Ault Alliance

Revenues from our cryptocurrency mining operations were $619,000 for the nine months ended September 30, 2021, compared to nil for nine months ended September 30, 2020, as we resumed our cryptocurrency mining operations during the first quarter of 2021. Our decision to resume cryptocurrency mining operations in 2021 was based on several factors, which positively affected the number of active miners we operated, including the market prices of digital currencies, and favorable power costs available at our Michigan data center.

Revenues from our lending and trading activities increased to $19.6 million for the nine months ended September 30, 2021, from a loss of revenues of $27,000 for the nine months ended September 30, 2020, which is attributable to a significant allocation of capital from our recent equity financing transactions to our loan and investment portfolio. During the nine months ended September 30, 2021, DP Lending generated significant income from appreciation of investments in marketable securities as well as shares of common stock underlying convertible notes and warrants issued to DP Lending in certain financing transactions. Under its business model, DP Lending also generates revenue through origination fees charged to borrowers and interest generated from each loan.

Revenues from our trading activities during the nine months ended September 30, 2021 included significant net gains on equity securities, including unrealized gains and losses from market price changes. These gains and losses have caused, and will continue to cause, significant volatility in our periodic earnings.

At September 30, 2021, the fair value of Alzamend’s common stock was $3.08 based on the closing price of Alzamend’s common stock. Based upon the fair value of Alzamend common stock at September 30, 2021, during the nine months ended September 30, 2021, we recorded an unrealized gain of $3.8 million related to our investment in Alzamend common stock.

During the nine months ended September 30, 2021, we recorded an unrealized gain on our investment in warrants of Alzamend of $2.6 million. Our investment in Alzamend will be revalued on each balance sheet date.

Revenues from our trading activities in 2021 included significant net gains on equity securities, including unrealized gains and losses from market price changes. These gains and losses have caused, and will continue to cause, significant volatility in our periodic earnings.

Gross margins

Gross margins increased to 62.6% for the nine months ended September 30, 2021 compared to 33.6% for the nine months ended September 30, 2020. Our gross margins have typically ranged between 33% and 37%, with slight variations depending on the overall composition of our revenue.

Our gross margins of 62.6% recognized during the nine months ended September 30, 2021, were impacted by the favorable margins from our lending and trading activities. Excluding the effects of margin from our lending and trading activities, our adjusted gross margins for the nine months ended September 30, 2021, would have been 33.3%, consistent with our historical range.

Research and development

Research and development expenses increased by $285,000 to $1.7 million for the nine months ended September 30, 2021, from $1.4 million for the nine months ended September 30, 2020. The increase in research and development expenses is due to costs incurred at TurnOnGreen related to the development of our electric vehicle charger products.

Selling and marketing

Selling and marketing expenses were $4.7 million for the nine months ended September 30, 2021, compared to $893,000 for the nine months ended September 30, 2020, an increase of $3.8 million, or 431%. The increase was the result of increases in personnel costs directly attributed to an increase in sales and marketing personnel and consultants primarily at Ault Alliance related to digital marketing and digital learning. The increase is also attributable to costs incurred at TurnOnGreen to grow our selling and marketing infrastructure related to our electric vehicle charger products.

General and administrative

General and administrative expenses were $24.4 million for the nine months ended September 30, 2021, compared to $8.7 million for the nine months ended September 30, 2020, an increase of $15.7 million, or 182%. General and administrative expenses increased from the comparative prior period, mainly due to:

•	non-cash stock compensation costs of $4.7 million;

•	the accrual of a $3.7 million performance bonus related to realized gains on trading activities during the period;

•	general and administrative costs of $1.1 million from Relec, which was acquired on November 30, 2020;

•	increased costs related to our Michigan Data Center, operated by Alliance Cloud Services; and

•	higher consulting, audit, legal and insurance costs.

Loss from continuing operations

We recorded a loss from continuing operations of $2.9 million for the nine months ended September 30, 2021, compared to an operating loss of $5.3 million for the nine months ended September 30, 2020. The improvement in operating results is attributable to the increase in revenue and gross margins partially offset by the increase in operating expenses, primarily general and administrative expenses.

Interest income

Interest income was $176,000 for the nine months ended September 30, 2021 compared to $139,000 for the nine months ended September 30, 2020.

Accretion of discount on note receivable, related party

Accretion of discount on note receivable, related party was $4.2 million for the three months ended September 30, 2021 compared to nil for the nine months ended September 30, 2020, due to the significant decline in the value of warrants in AVLP, accretion of the warrant discount was accelerated, resulting in a discount of nil related to warrants issued in conjunction with the convertible promissory note of AVLP as of September 30, 2021.

Interest expense

Interest expense was $475,000 for the nine months ended September 30, 2021 compared to $4.4 million for the nine months ended September 30, 2020. The decrease in interest expense for the nine months ended September 30, 2021 was primarily related to the decrease in our level of borrowings.

Change in fair value of warrant liability

During the nine months ended September 30, 2021, the fair value of the warrants that were issued during 2021 in a series of debt financings increased by $130,000. The fair value of these warrants is re-measured at each financial reporting period and immediately before exercise, with any changes in fair value recorded as change in fair value of warrant liability in the Consolidated Statements of Operations and Comprehensive Loss.

Change in fair value of marketable equity securities

Change in fair value of marketable equity securities was a loss of $705,000 for the nine months ended September 30, 2021 compared to a loss of $58,000 for the nine months ended September 30, 2020.

Realized gain on marketable securities

Realized gain on marketable securities was $428,000 for the nine months ended September 30, 2021 compared to nil for the nine months ended September 30, 2020.

Gain (loss) on extinguishment of debt

Gain on extinguishment of debt was $929,000 for the nine months ended September 30, 2021 compared to a loss of $13.3 million for the nine months ended September 30, 2020. During April 2020, we received loans under the PPP in the principal amount of $715,000 and our majority owned subsidiary, Microphase, received loans in the principal amount of $467,000. On January 11, 2021, we received forgiveness in the principal amount of $715,000. On May 20, 2021, Microphase received forgiveness in the principal amount of $467,000. During the nine months ended September 30, 2020, principal and accrued interest of $4.0 million and $1.6 million, respectively, on our debt securities was satisfied through the issuance of 6.8 million shares of our common stock. We recognized a loss on extinguishment of $10.5 million as a result of these issuances. The remaining loss on extinguishment is primarily due to the estimated fair value of warrants to purchase an aggregate of 1.7 million shares of common stock that were issued to Esousa pursuant to the Master Exchange Agreement.

Net loss from discontinued operations

As a result of temporary closures of restaurants in San Diego County and the deteriorating business conditions at our restaurant businesses, during the first quarter of 2020, we concluded that discontinuing the operations of I.AM was ultimately in our best interest. Management determined that the permanent closing of the restaurant operations met the criteria for presentation as discontinued operations. Accordingly, the results of the restaurant operations are presented as discontinued operations in our consolidated statements of operations and comprehensive loss and are excluded from continuing operations for all periods presented. Additionally, on November 2, 2020, I.AM filed a voluntary petition for bankruptcy under Chapter 7 in the United States Bankruptcy Court in the Central District of California, Santa Ana Division, case number 8:20-bk-13076. As a result of I.AM’s bankruptcy filing on November 2, 2020, Ault Global ceded authority for managing the business to the Bankruptcy Court. For this reason, we concluded that Ault Global had lost control of I.AM, and no longer had significant influence over I.AM. Therefore, we deconsolidated I.AM effective with the filing of the Chapter 11 bankruptcy in November 2020.

Net income (loss)

For the foregoing reasons, our net income for the nine months ended September 30, 2021, was $1.4 million compared to a net loss of $24.6 million for the nine months ended September 30, 2020.

Other comprehensive income (loss)

Other comprehensive loss was $7.9 million for the nine months ended September 30, 2021, compared to other comprehensive income of $1.1 million for the nine months ended September 30, 2020. Other comprehensive loss for the nine months ended September 30, 2021, which decreased our equity, was primarily due to unrealized losses in the warrant derivative securities that we received as a result of our investment in AVLP, a related party. During the nine months ended September 30, 2020, unrealized losses in the warrant derivative securities of AVLP was the primary component of other comprehensive loss.

Liquidity and Capital Resources

On September 30, 2021, we had cash and cash equivalents of $44.0 million. This compares with cash and cash equivalents of $18.7 million at December 31, 2020. The increase in cash and cash equivalents was primarily due to cash provided by financing activities related to our 2021 ATM offering.

Net cash used in continuing operating activities totaled $56.9 million for the nine months ended September 30, 2021, compared to $5.4 million for the nine months ended September 30, 2020. Cash used for operating activities included $34.7 million net cash used for marketable securities related to trading activities related to the operations of DP Lending and $1.1 million cash used to reduce accounts payable and accrued liabilities.

Net cash used in investing activities was $68.7 million for the nine months ended September 30, 2021, compared to $894,000 for the nine months ended September 30, 2020 and reflects the following transactions:

•	Capital expenditures - $19.8 million of capital expenditures related to Bitcoin mining equipment at Ault Alliance. During the quarter ended September 30, 2021, we executed contracts to purchase 4,000 Antminer S-19 Pro Bitcoin miners. As of September 30, 2021, we had received 1,000 of the Bitcoin miners. The remaining 3,000 units are expected to be delivered at a rate of 300 units per month between October 2021 and July 2021. The gross purchase price is $27.3 million, of which $18.1 million was paid as of September 30, 2021 with the balance scheduled to be paid between October 2021 and June 2022. During the quarter ended September 30, 2021, we capitalized $433,000 of shipping costs and $1.2 million of third-party commissions related to cryptocurrency machines and related equipment.

•	Acquisition of Michigan Cloud Data Center - On January 29, 2021, Alliance Cloud Services, LLC, a majority-owned subsidiary of Ault Alliance closed on the acquisition of a 617,000 square foot energy-efficient facility located on a 34.5 acre site in southern Michigan for a purchase price of $3.9 million.

•	Investment in Alzamend Neuro, Inc. - On March 9, 2021, our wholly owned subsidiary, DP Lending, entered into a securities purchase agreement with Alzamend, a related party, to invest $10 million in Alzamend common stock and warrants, subject to the achievement of certain milestones. We agreed to fund $4 million upon execution of the securities purchase agreement and to fund the balance upon Alzamend achieving certain milestones related to the U.S. Food and Drug Administration approval of Alzamend’s Investigational New Drug application and Phase 1a human clinical trials for Alzamend’s lithium based ionic cocrystal therapy, known as AL001. Under the securities purchase agreement, Alzamend has agreed to sell up to 6,666,667 shares of its common stock to DPL for $10 million, or $1.50 per share, and issue to DPL warrants to acquire up to 3,333,334 shares of Alzamend common stock with an exercise price of $3.00 per share. The transaction was approved by our independent directors after receiving a third-party valuation report of Alzamend.

•	Investment in Ault & Company, Inc. - On February 25, 2021, Ault & Company, a related party, sold and issued an 8% Secured Promissory Note in the principal amount of $2.5 million to us. The principal amount of the Secured Promissory Note, plus any accrued and unpaid interest at a rate of 8% per annum, is due and payable on February 25, 2022.

•	Executive Chairman relocation benefit - On February 23, 2021, as part of a relocation benefit for our Executive Chairman, Milton C. Ault, III, related to the moving of our corporate headquarters from Newport Beach, CA to Las Vegas, NV, we agreed to purchase Mr. Ault’s California residence for the appraised market value of the property of $2.7 million. The house was subsequently sold during April 2021 and no gain or loss was recognized from sale of the property.

Historically, we have financed our operations principally through issuances of convertible debt, promissory notes and equity securities. During 2021, we continued to successfully obtain additional equity financing. Net cash provided by financing activities was $151.1 million and $7.1 million for the nine months ended September 30, 2021 and 2020, respectively. Financing activities during the nine months ended September 30, 2021, primarily related to proceeds from the 2021 ATM offering. On January 22, 2021, we entered into an At-The-Market Issuance Sales Agreement, as amended on February 17, 2021 and thereafter on March 5, 2021 (the “2021 Sales Agreement”) with Ascendiant Capital Markets, LLC, or the sales agent, relating to the sale of shares of common stock offered by a prospectus supplement and the accompanying prospectus, as amended by the amendments to the 2021 Sales Agreement dated February 16, 2021 and March 5, 2021. In accordance with the terms of the 2021 Sales Agreement, we may offer and sell shares of common stock having an aggregate offering price of up to $200.0 million from time to time through the sales agent. As of September 30, 2021, we had sold an aggregate of 34.7 million shares of common stock pursuant to the 2021 Sales Agreement for gross proceeds of $160.5 million.

We believe our current cash on hand is sufficient to meet its operating and capital requirements for at least the next twelve months from the date the financial statements for the quarter ended September 30, 2021 are issued.

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

Our principal executive officer and principal financial officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon our evaluation, each of our principal executive officer and principal financial officer has concluded that the Company’s internal control over financial reporting was not effective as of the end of the period covered by this Quarterly Report on Form 10-Q because the Company has not yet completed its remediation of the material weakness previously identified and disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, the end of its most recent fiscal year.

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

Subpoena

The Company received a subpoena from the SEC for the voluntary production of documents. The Company is fully cooperating with this non-public, fact-finding inquiry and Management believes that the Company has operated its business in compliance with all applicable laws. The subpoena expressly provides that the inquiry is not to be construed as an indication by the SEC or its staff that any violations of the federal securities laws have occurred, nor should it be considered a reflection upon any person, entity or security. However, there can be no assurance as to the outcome of this matter.

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

From September 2, 2021 through September 30, 2021, Ault Alpha LP purchased 2,500,000 shares of common stock, of which 1,500,000 shares were purchased at the end of September 2021, which trade transactions settled in the beginning of October 2021. Ault Alpha LP may be deemed to be an “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended. The purchases were made through open market transactions.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
July 1, 2021 - July 31, 2021	-	$-	-	-
August 1, 2021 - August 31, 2021	-	$-	-	-
September 1, 2021 - September 30, 2021	2,500,000	$2.56	-	-
Total	2,500,000	$2.56	-	-

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1	Certification of Incorporation, dated September 22, 2017. Incorporated herein by reference to the Current Report on Form 8-K filed on December 29, 2017 as Exhibit 3.1 thereto.
3.2	Amended and Restated Bylaws, dated November 2, 2021. Incorporated herein by reference to the Current Report on Form 8-K filed on November 3, 2021 as Exhibit 3.2 thereto.
3.3	Certificate of Amendment to Certificate of Incorporation, dated January 2, 2019. Incorporated by reference to the Current Report on Form 8-K filed on January 3, 2019 as Exhibit 3.1 thereto.
3.4	Certificate of Amendment to Certificate of Incorporation (1-for-20 Reverse Stock Split of Common Stock), dated March 14, 2019. Incorporated herein by reference to the Current Report on Form 8-K filed on March 14, 2019 as Exhibit 3.1 thereto.
3.5	Certificate of Designations of Rights and Preferences of 10% Series A Cumulative Redeemable Perpetual Preferred Stock, dated September 13, 2018. Incorporated herein by reference to the Current Report on Form 8-K filed on September 14, 2018 as Exhibit 3.1 thereto.
3.6	Form of Certificate of Determination of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, dated March 3, 2017. Incorporated by reference to the Current Report on Form 8-K filed on March 9, 2017 as Exhibit 3.1 thereto.
3.7	Certificate of Designations of Rights and Preferences of Series C Convertible Redeemable Preferred Stock, dated February 27, 2019. Incorporated herein by reference to the Current report on Form 8-K filed on February 28, 2019 as Exhibit 3.1 thereto.
3.8	Bylaws dated August 13, 2020. Incorporated herein by reference to the Current report on Form 8-K filed on August 14, 2020 as Exhibit 3.1 thereto.
3.9	Agreement and Plan of Merger dated January 7, 2021 (changing the Company name to Ault Global Holdings, Inc.). Incorporated herein by reference to the Current Report on Form 8-K filed on January 19, 2021 as Exhibit 2.1 thereto.
10.1	Form of Non-Fixed Price Sales and Purchase Agreement, by and between Ault Alliance, Inc. and Bitmain Technologies Limited, dated September 12, 2021. Incorporated herein by reference to the Current Report on Form 8-K filed on September 15, 2021 as Exhibit 10.1 thereto.
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS*	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 19, 2021

AULT GLOBAL HOLDINGS, INC.

By:	/s/ William B. Horne
William B. Horne
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kenneth S. Cragun
Kenneth S. Cragun
Chief Financial Officer
(Principal Accounting Officer)

