Form 10-K
period 2021-12-31
BitNile Holdings, Inc.
filed 2022-04-15
CIK 896493

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________________

Commission file number 1-12711

BITNILE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-1721931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11411 Southern Highlands Pkwy, Suite 240, Las Vegas, NV	89141	(949) 444-5464
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	NILE	NYSE American

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
Emerging growth company ¨

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

As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $154,512,117 based on the closing sale price as reported on the NYSE American of $2.82. Such determination should not be deemed an admission that the registrant’s directors, officers, or 10% beneficial owners are, in fact, affiliates of the registrant.

There were 268,307,612 shares of common stock outstanding as of April 11, 2022.

Documents incorporated by reference: None

BITNILE HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

RISK FACTOR SUMMARY

Below is a summary of the principal factors that make an investment in our common stock speculative. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report and our other filings with the Securities and Exchange Commission (the “Commission” or the “SEC”), before making investment decisions regarding our common stock.

●	We will need to raise additional capital to fund our operations in furtherance of our business plan.

●	We have an evolving business model, which increases the complexity of our business.

●	We received a subpoena from the Commission in the investigation now known as “In the Matter of DPW Holdings, Inc.,” the consequences of which are unknown.

●	Our Bitcoin mining operations present a number of risks, which are delineated in the Risk factors section.

●	Our holding company model presents certain additional risks, which are delineated in the Risk factors section.

●	Our growth strategy is subject to a significant degree of risk.

●	We are heavily dependent on our senior management, and a loss of a member of our senior management team could cause our stock price to suffer.

●	If we fail to anticipate and adequately respond to rapid technological changes in our industry, including evolving industry-wide standards, in a timely and cost-effective manner, our business, financial condition and results of operations would be materially and adversely affected.

●	If we do not continue to satisfy the NYSE American continued listing requirements, our common stock could be delisted from NYSE American.

●	Our common stock price is volatile.

PART I

ITEM 1.	BUSINESS

 Company Overview

BitNile Holdings, Inc., a Delaware corporation formerly known as Ault Global Holdings, Inc., was incorporated in September 2017 (sometimes referred to as “BitNile,” the “Company,” “we” or “us”). We are a diversified holding company owning subsidiaries engaged in, among others, the following operating businesses: commercial and defense solutions, commercial lending, data center operations, Bitcoin mining and advanced textile technology. Our direct and indirect wholly owned subsidiaries include Gresham Worldwide, Inc. (“GWW”), TurnOnGreen, Inc., formerly known as Coolisys Technologies Corp. (“TOGI”), TOG Technologies, Inc. (“TOG Technologies”), Digital Power Corporation (“Digital Power”), Gresham Power Electronics Ltd. (“Gresham Power”), Enertec Systems 2001 Ltd. (“Enertec”), Relec Electronics Ltd. (“Relec”), Digital Power Lending, LLC (“DP Lending”), Ault Alliance, Inc. (“Ault Alliance”), Ault Global Real Estate Equities, Inc. (“AGREE”) and BitNile, Inc. (“BNI”). We also have a controlling interest in Microphase Corporation (“Microphase”), BNI has a controlling interest in Alliance Cloud Services, LLC (“ACS”), and Ault Alliance has a significant investment in Avalanche International Corp. (“Avalanche” or “AVLP”).

BitNile was founded by Milton C. (Todd) Ault, III, its Executive Chairman, and is led by Mr. Ault, William B. Horne, its Chief Executive Officer and Vice Chairman, and Henry Nisser, its President and General Counsel. Together, they constitute the Executive Committee, which manages the day-to-day operations of the holding company. The Company’s long-term objective is to maximize per share intrinsic value. All major investment and capital allocation decisions are made for us by Mr. Ault and the Executive Committee. We have four reportable segments:

●	Ault Alliance digital learning, commercial lending and trading through DP Lending, real estate investing through AGREE, and textile treatment through Avalanche;

●	BNI: Bitcoin mining operation and data center operations through ACS;

●	GWW: defense solutions with operations conducted by Microphase, Enertec, Gresham Power and Relec; and

●	TOGI: commercial electronics solutions with operations conducted by Digital Power, and EV charging solutions through TOG Technologies.

We operate as a holding company with operations conducted primarily through our subsidiaries. We conduct our activities in a manner so as not to be deemed an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Generally, this means that we do not invest or intend to invest in securities as our primary business and that no more than 40% of our total assets will be invested in investment securities, as that term is defined in the Investment Company Act. Pursuant to the Investment Company Act, companies such as our subsidiary DP Lending are excluded from the definition of an investment company since its business consists of making loans and industrial banking. We also maintain a considerable investment in Avalanche, which does business as MTIX International (“MTIX”).

Originally, we were primarily a solution-driven organization that designed, developed, manufactured and sold high-grade customized and flexible power system solutions for the medical, military, telecom and industrial markets. Currently, this business is conducted by Digital Power. Although we actively seek growth through acquisitions, we will also continue to focus on high-grade and custom product designs for the commercial, medical and military/defense markets, where customers demand high density, high efficiency and ruggedized products to meet the harshest and/or military mission critical operating conditions.

We have operations located in Europe through our wholly owned subsidiaries, Gresham Power and Relec, each of which is located in England. Gresham Power designs, manufactures and sells power products and system solutions mainly for the European marketplace, including power conversion, power distribution equipment, DC/AC (Direct Current/Active Current) inverters and UPS (Uninterrupted Power Supply) products. Our European defense business is specialized in the field of naval power distribution products. On November 30, 2020, we acquired Relec pursuant to a stock purchase, under which we paid approximately $4,000,000 with additional contingent cash payments up to approximately $665,000 based on Relec’s future financial performance. Relec specializes in AC/DC power supplies, DC-DC converters, displays and electromagnetic compatibility (“EMC”) filters.

We have operations based in Israel through our wholly owned subsidiary Enertec, which designs, develops, manufactures and maintains advanced end-to-end high technology electronic solutions for military, medical, telecommunications and industrial markets.

On November 30, 2016, we formed DP Lending, a wholly owned subsidiary. DP Lending provides commercial loans to companies throughout the U.S. to provide them with operating capital to finance the growth of their businesses. The loans range in duration from six months to three years, DP Lending loans made or arranged pursuant to a California Financing Law license (Lic.no. 60 DBO77905).

On June 2, 2017, we purchased 56.4% of the outstanding equity interests of Microphase. Microphase is a design-to-manufacture original equipment manufacturer (“OEM”) industry leader delivering world-class radio frequency (“RF”) and microwave filters, diplexers, multiplexers, detectors, switch filters, integrated assemblies and detector logarithmic video amplifiers (“DLVAs”) to the military, aerospace and telecommunications industries. Microphase is headquartered in Shelton, Connecticut.

On January 7, 2020, we formed TOGI, a wholly owned subsidiary. TOGI operates its existing businesses in the customized and flexible power system solutions for the automotive, medical, military, telecom, commercial and industrial markets, other than the European markets, which are primarily served by Gresham Power. In April 2021, TOGI formed TOG Technologies as a Nevada corporation to provide flexible and scalable EV charging solutions with a portfolio of residential, commercial and ultra-fast charging products, and comprehensive charging management software and network services.

On December 31, 2017, Coolisys Technologies, Inc., a Delaware corporation (“CTI”), entered into a share purchase agreement with Micronet Enertec Technologies, Inc. (“MICT”), a Delaware corporation, Enertec Management Ltd., an Israeli corporation and wholly owned subsidiary of MICT (“EML”), and Enertec, an Israeli corporation and wholly owned subsidiary of EML, pursuant to which CTI acquired Enertec. Enertec is Israel’s largest private manufacturer of specialized electronic systems for the military market. On May 23, 2018, CTI completed its acquisition of Enertec. Effective as of December 30, 2021, CTI was merged with and into GWW as a result which upstream merger CTI ceased to exist.

GWW was incorporated under the laws of the State of Delaware on November 21, 2018 as DPW Technologies Group, Inc. and effected a name change on December 6, 2019.

Recent Events and Developments

On February 10, 2020, we entered into a Master Exchange Agreement (the “Master Exchange Agreement”) with Esousa Holdings, LLC (“Esousa”) that acquired approximately $4.2 million in principal amount, plus accrued but unpaid interest, of certain promissory notes that had been previously issued by us to Dominion Capital, LLC, a Connecticut limited liability company (the “Dominion Note”) and the Canadian Special Opportunity Fund, LP (the “CSOF Note” and, with the Dominion Note, the “Esousa Purchased Notes”) in separate transactions. Esousa also agreed to purchase additional notes up to an additional principal amount, plus accrued but unpaid interest, of $3.5 million (the “Additional Notes” and collectively, with the Esousa Purchased Notes, the “Notes”). Pursuant to the Master Exchange Agreement, Esousa had the unilateral right to acquire shares of our common stock (the “Exchange Shares”) in exchange for the Notes, which Notes evidence an aggregate of up to approximately $7.7 million of indebtedness of the Company. In aggregate, we issued to Esousa a total of 8,332,904 Exchange Shares.

Between August 2020 and November 2020, we received $5,450,000 in loans from Esousa and certain affiliates pursuant to which we agreed to issue unsecured short-term promissory notes with interest rates of 13% and 14% and warrants with terms of approximately one and a half years to purchase an aggregate of 3,850,220 shares of common stock at an average exercise price of $2.28 per share.

On October 2, 2020, we entered into an At-The-Market Issuance Sales Agreement (the “2020 Sales Agreement”) with Ascendiant Capital Markets, LLC (“Ascendiant”) to sell shares of common stock having an aggregate offering price of up to $8,975,000 from time to time, through an “at the market offering” program (the “2020 ATM Offering”). On December 1, 2020, we filed an amendment to the prospectus supplement with the SEC to increase the amount of common stock that may be offered and sold in the 2020 ATM Offering, as amended under the 2020 Sales Agreement to $40,000,000 in the aggregate, inclusive of the up to $8,975,000 in shares of common stock previously sold in the 2020 ATM Offering. The offer and sale of shares of common stock from the 2020 ATM Offering was made pursuant to our effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration No. 333-222132), which became effective on January 11, 2018. Through December 31, 2020, we had received gross proceeds of $39,978,350 through the sale of 12,582,000 shares of our common stock from the 2020 ATM Offering. The 2020 ATM Offering was terminated on December 31, 2020.

On January 22, 2021, we entered into an At-The-Market Issuance Sales Agreement (the “2021 Sales Agreement”) with Ascendiant to sell shares of common stock having an aggregate offering price of up to $50 million from time to time, through an “at the market offering” program (the “2021 ATM Offering”). On February 16, 2021, we filed an amendment to the prospectus supplement with the SEC to increase the amount of common stock that may be offered and sold in the 2021 ATM Offering, as amended under the 2021 Sales Agreement to $125 million in the aggregate, inclusive of the up to $50 million in shares of common stock previously sold in the 2021 ATM Offering. On March 5, 2021, we filed a second amendment to the prospectus supplement with the SEC to further increase the amount of common stock that may be offered and sold in the 2021 ATM Offering, as amended under the 2021 Sales Agreement to $200 million in the aggregate, inclusive of the up to $125 million in shares of common stock previously sold in the 2021 ATM Offering. The offer and sale of shares of common stock from the 2021 ATM Offering was made pursuant to our effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-251995) which became effective on January 20, 2021. Through December 31, 2021, we had received gross proceeds of $200 million through the sale of 52,552,353 shares of common stock from the 2021 ATM Offering. The 2021 ATM Offering was terminated in December 2021.

On January 29, 2021, ACS closed on the acquisition of a 617,000 square foot energy-efficient facility located on a 34.5 acre site in southern Michigan for a purchase price of $3,991,497 (the “Facility”). The purchase price was paid by our own working capital. Ownership of the Facility was subsequent assigned to BNI.

On March 9, 2021, DP Lending entered into a securities purchase agreement with Alzamend Neuro, Inc. (“Alzamend”), a related party, to invest $10 million in Alzamend common stock and warrants, subject to the achievement of certain milestones. We agreed to fund $4 million upon execution of the securities purchase agreement and to fund the balance upon Alzamend achieving certain milestones related to the U.S. Food and Drug Administration approval of Alzamend’s Investigational New Drug application and Phase 1a human clinical trials for Alzamend’s lithium based ionic cocrystal therapy, known as AL001. As of the date of this Annual Report, we have funded an aggregate of $6 million pursuant to the securities purchase agreement. Under the securities purchase agreement, Alzamend has agreed to sell up to 6,666,667 shares of its common stock to DP Lending for $10 million, or $1.50 per share, and issue to DP Lending warrants to acquire up to 3,333,334 shares of Alzamend common stock with an exercise price of $3.00 per share. The transaction was approved by our independent directors after receiving a third-party valuation report of Alzamend.

On May 12, 2021, we issued 275,862 shares of common stock to Ault & Company, Inc. (“A&C”), a related party, upon the conversion of $400,000 of principal on an 8% Convertible Promissory Note dated February 5, 2020.

On June 11, 2021, we entered into a securities purchase agreement with A&C, pursuant to which A&C is entitled to purchase 1,000,000 shares of our common stock for a total purchase price of $2,990,000, at a purchase price per share of $2.99, which was $0.05 per share above the closing stock price on June 10, 2021.

On June 15, 2021, Alzamend closed an initial public offering at a price to the public of $5.00 per share. DP Lending purchased 2,000,000 shares of Alzamend’s common stock in the initial public offering for an aggregate of $10,000,000. Alzamend’s common stock is listed on The Nasdaq Capital Market under the ticker symbol “ALZN.”

During the quarter ended September 30, 2021, we executed contracts to purchase 4,000 Antminer S-19 Pro Bitcoin miners. The gross purchase price is $27.3 million. In November 2021, we executed contracts to purchase an aggregate of 16,000 Bitcoin miners for $121 million. The purchase includes both the environmentally friendly S19 XP Antminers that feature a processing power of 140 terahashes per second (“TH/s”) with an energy consumption of 3.01 kilowatt-hours (“kWh”) and the S19j Pro Antminers that feature a processing power of 100 TH/s with an energy consumption of 2.95 kWh. As of March 31, 2022, 4,754 were in our possession, and the remaining miners are expected to be shipped between April 2022 and September 2022. Approximately $92.4 million of the gross purchase price has been paid as of March 24, 2022 with the balance scheduled to be paid between April 2022 and November 2022.

On December 13, 2021, BNI closed an investment of Series A preferred stock of Earnity Inc. (“Earnity”), a decentralized finance (“DeFi”) marketplace based in San Mateo, California. BNI paid approximately $11.5 million for the shares of Earnity’s Series A preferred stock. Following the investment, BNI beneficially owned approximately 19.99% of Earnity’s common stock.

On December 15, 2021, DP Lending entered into an exchange agreement with Imperalis Holding Corp. (“IMHC”) pursuant to which IMHC issued us a convertible promissory note (the “IMHC Note”) in the principal amount of $101,528.77, in exchange for those certain promissory notes dated August 18, 2021 and November 5, 2021 previously issued by IMHC to DP Lending in the aggregate principal amount of $100,000, which prior notes had accrued interest of $1,528.77 as of the December 15, 2021. The IMHC Note accrues interest at 10% per annum, is due on December 15, 2023, and the principal, together with any accrued but unpaid interest on the amount of principal, is convertible into shares of IMHC’s common stock at DP Lending’s option at a conversion price of $0.01 per share.

On December 16, 2021, we entered into a stock purchase agreement (the “Agreement”) with the majority stockholders of IMHC. Pursuant to the Agreement, we purchased 129,363,756 shares of IMHC’s common stock from the sellers in exchange for $200,000. Upon the closing of the Agreement, we owned a majority of IMHC’s common stock, resulting in a change in control of IMHC.

On December 22, 2021 (the “Closing Date”), AGREE Madison, LLC, a wholly owned subsidiary of AGREE (“AGREE Madison”), through various wholly owned subsidiaries (the “Property Owners”), entered into construction loan agreements (the “Loan Agreements”) in the aggregate amount of $68,750,000 (the “Loans”) in connection with the acquisition of four hotel properties (the “Properties”). The Properties were acquired on the Closing Date for an aggregate purchase price of $69,200,000, of which $2,500,000 was previously funded on deposit, $21,378,000 was paid by the Company on the Closing Date, and the remaining amounts were funded from the Loans. The remaining $23,428,000 of the Loans are available to be drawn upon by the Property Owners towards the completion of the $13,700,000 in property improvement plans (“PIPs”) the Property Owners agreed to undertake, as well as to fund working capital, interest reserves, franchise fees and other costs and expenses related to the acquisition. The Loans are due on January 1, 2025 (the “Maturity Date”), but may be extended by the Property Owners for two additional 12-month terms, subject to certain terms and conditions as set forth in the Loan Agreements. The Loans accrue interest at a rate equal to the greater of (i) the LIBOR Rate plus 675 basis points or (ii) 7% per annum. The Property Owners will make monthly installment payments of interest only, starting January 1, 2022.

On December 27, 2021, the Company and GWW entered into a Share Exchange Agreement (the “Exchange Agreement”) with Giga-tronics Incorporated, a California corporation (“GIGA”). Pursuant to the Exchange Agreement, GIGA will acquire all of the outstanding shares of capital stock of GWW in exchange for (i) issuing to the Company 2,920,085 shares of GIGA’s common stock (“GIGA Common Stock”) and 514.8 shares of a new series of preferred stock (“GIGA Preferred Stock”) which are convertible into an aggregate of 3,960,043 shares of GIGA Common Stock, subject to adjustment, and (ii) the assumption of GWW’s equity awards representing, on an as-assumed basis, 249,875 shares of GIGA Common Stock (the “Exchange Transaction”). Completion of the Exchange Transaction is subject to the approval of GIGA’s shareholders and customary closing conditions.

Immediately following the completion of the Exchange Transaction, GWW will be a wholly owned subsidiary of GIGA. In addition, the Exchange Agreement provides that the Company shall loan to GIGA $4.25 million pursuant to a convertible promissory note (“Closing Date Loan”) upon the closing of the Exchange Transaction (the “Closing”), and following the Closing, GIGA will repurchase or redeem all of its shares of Series B, Series C, Series D and Series E preferred stock currently outstanding (the “Outstanding Preferred”). Assuming the repurchase of the Outstanding Preferred and based upon 2,725,010 shares of GIGA Common Stock currently outstanding, following the issuance to the Company of the shares of GIGA Common Stock and GIGA Preferred Stock pursuant to the Exchange Transaction, the Company would hold approximately 68% of the outstanding voting power and capital stock of GIGA, and existing holders of GIGA Common Stock would hold approximately 32%.

On December 30, 2021, Third Avenue Apartments LLC (“Third Avenue Apartments”), which is a wholly owned subsidiary of AGREE Madison, closed upon the acquisition of certain real property located in St. Petersburg, Florida (the “Real Property”) together with all improvements on the Real Property and all singular rights and appurtenances pertaining thereto, including, but not limited to, (i) all entitlements, easements, rights, mineral rights, oil and gas rights, water, water rights, air rights, development rights and privileges appurtenant to the Real Property, (ii) all tangible personal property, owned and assignable by Seller, located on or used in connection with the Real Property, including, without limitation, engineering studies, soils reports, (iii) all warranties, guaranties, indemnities and other similar rights relating to the Real Property and/or the assets transferred hereby, (iv) all permits, licenses, consents, approvals and entitlements related to the Real Property, (v) any rights of way, appendages appurtenances, easements, sidewalks, alleys, gores or strips of land adjoining or appurtenant to the Real Property or any portion thereof, if any, and used in conjunction therewith, and (vi) all intangible rights directly relating to the Real Property (collectively, with the Real Property, the “Property”).

The Property was acquired from Third Avenue at St Petersburg LLC (the “Seller”) pursuant to a contract of entered into by Third Avenue Apartments and the Seller. The purchase price for the Property was $15,500,000, of which $1,500,000 was previously funded on deposit and the remaining $14,000,000 was paid by the Company on the closing date. We plan to use the Property for the development of a high-rise multi-family project.

On December 30, 2021, we issued of (i) secured promissory notes (individually, a “Note” and collectively, the “Notes”) with an aggregate principal face amount of approximately $66,000,000; (ii) five-year Class A warrants to purchase an aggregate of 14,095,350 shares of our common stock at an exercise price of $2.50, subject to adjustment; and (iii) five-year Class B warrants to purchase an aggregate of 1,942,508 shares of our common stock at an exercise price of $2.50 per share, subject to adjustment. We agreed to file a registration statement to register the shares of common stock underlying the foregoing warrants and certain other shares underlying previously issued warrants to one of the investors.

We, certain of our subsidiaries and Esousa, as the collateral agent on behalf of the investors (the “Agent”) entered into a security agreement, pursuant to which we (i) pledged the equity interests in substantially all of our U.S. based subsidiaries and (ii) granted to the investors a security interest in substantially all of our deposit accounts, securities accounts, chattel paper, documents, equipment, general intangibles, instruments and inventory, and all proceeds therefrom. The entirety of the loan, including the original issue discount and accrued but unpaid interest, was fully paid off on March 30, 2022.

On February 4, 2022, we and Ault Alliance entered into a securities purchase agreement providing for our purchase of BNI from Ault Alliance. As a result of this transaction, both BNI and Ault Alliance are each stand-alone wholly owned subsidiaries of ours.

On February 10, 2022, consistent with our objective to have BNI operate the entirety of our business that relates to cryptocurrencies, Ault Alliance assigned the entirety of its interest in ACS to BNI.

On February 25, 2022, we entered into an At-The-Market Issuance Sales Agreement (the “2022 Sales Agreement”) with Ascendiant to sell shares of common stock having an aggregate offering price of up to $200 million from time to time, through an “at the market offering” program (the “2022 ATM Offering”). The offer and sale of shares of common stock from the 2022 ATM Offering was made pursuant to our effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-260618) which became effective on November 12, 2021. Through March 31, 2022, we had received gross proceeds of approximately $110 million through the sale of 140,658,096 shares of common stock from the 2022 ATM Offering.

On March 20, 2022, we and IMHC entered into a securities purchase agreement (the “Acquisition Agreement”) with TOGI. According to the Acquisition Agreement, we will (i) deliver to IMHC all of the outstanding shares of common stock of TOGI that we own, and (ii) forgive and eliminate the intracompany accounts between us and TOGI evidencing historical equity investments made by us in TOGI, in the approximate amount of $25,000,000, in consideration for the issuance by IMHC to us (the “Transaction”) of an aggregate of 25,000 newly designated shares of Series A Preferred Stock (the “IMHC Preferred Stock”), with each such share having a stated value of $1,000. The closing of the Transaction is subject to our delivery to IMHC of audited financial statements of TOGI and other customary closing conditions. Immediately following the completion of the Transaction, TOGI will be a wholly owned subsidiary of IMHC. The parties to the Agreement have agreed that, upon completion of the Transaction, IMHC will change its name to TurnOnGreen, Inc., and, through an upstream merger whereby the current TOGI shall cease to exist, IMHC shall own TOGI’s two operating subsidiaries, TOG Technologies and Digital Power. Promptly following the closing of the Transaction, IMHC will dissolve its three dormant subsidiaries.

Corporate Information

We are a Delaware corporation, initially formed in California in 1969 and reincorporated in Delaware in 2017. We are located at 11411 Southern Highlands Parkway, Suite 240, Las Vegas, NV 89141. Our phone number is (949) 444-5464 and our website address is www.bitnile.com.

Our Corporate Structure

On January 19, 2021, we changed our corporate name from DPW Holdings, Inc. to Ault Global Holdings, Inc. and, on December 13, 2021, we changed our corporate name from Ault Global Holdings, Inc. to BitNile Holdings, Inc. (together, the “Name Changes”). The Name Changes were each effected through a parent/subsidiary short form merger pursuant to an Agreement and Plan of Merger dated January 7, 2021 and December 1, 2021, respectively. Neither of the mergers nor the corresponding Name Changes affected the rights of our security holders. Our common stock is traded on the NYSE American under the symbol “NILE.” Existing stock certificates that reflect our prior corporate names continue to be valid. Certificates reflecting the new corporate name are issued as old stock certificates are tendered for exchange or transfer to our transfer agent. Concurrently with the change in our name to Ault Global Holdings, Inc., Milton C. Ault III was appointed as our Executive Chairman, William B. Horne was appointed as our Chief Executive Officer and remains as Vice Chairman of our board of directors (the “Board”), and Henry Nisser was appointed as our President and remains as our General Counsel.

Commencing in October 2019 and continuing through February 2022, we reorganized our corporate structure pursuant to a series of transactions by and among BitNile and its directly and indirectly owned subsidiaries. The purpose of the reorganization was to align our various businesses by the products and services that constitute the majority of each subsidiaries’ revenues. As a result of the foregoing transactions, our streamlined corporate structure is currently as follows:

BitNile Holdings, Inc.
Gresham Worldwide, Inc. 100%
TurnOnGreen, Inc. 100%
Ault Alliance, Inc. 100%
BitNile, Inc. 100%
Gresham Power Electronics Limited 100%
Microphase Corporation 56.4%
Relec Electronics Ltd. 100%
Enertec Systems 2001 Ltd. 100%
Ault Media Group, Inc. 100%
Ault Global Real Estate Equities, Inc. 100%
Digital Power Lending LLC 100%
Third Avenue Apartments, LLC 100%
AGREE Madison, LLC 100%
Ault Alpha LP 100% LP Equity
Imperalis Holdings 81%
Alliance Cloud Services, LLC 70%

Our Business Strategy

As principally a holding company, our business strategy is designed to increase stockholder value. Under this strategy, we are focused on managing and financially supporting our existing subsidiaries and partner companies, with the goal of pursuing monetization opportunities and maximizing the value returned to stockholders. We have, are and will consider initiatives including, among others: public offerings, the sale of individual partner companies, the sale of certain or all partner company interests in secondary market transactions, or a combination thereof, as well as other opportunities to maximize stockholder value, such as activist trading. We anticipate returning value to stockholders after satisfying our debt obligations and working capital needs.

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

Our Executive Committee approves and manages our investment and trading strategy. The Executive Committee has decades of experience in financial, investing and securities transactions. Led by our Founder and Executive Chairman, Milton C. (Todd) Ault, III, we seek to find undervalued companies and disruptive technologies with a global impact. We use a traditional methodology for valuing securities that primarily looks for deeply depressed prices. Upon making an investment, we often become actively involved in the companies we seek to acquire. That activity may involve a broad range of approaches, from influencing the management of a target to take steps to improve stockholder value, to acquiring a controlling or sizable but non-controlling interest or outright ownership of the target company in order to implement changes that we believe are required to improve its business, and then operating and expanding that business. Mr. Ault relies heavily on William B. Horne, our Vice Chairman and Chief Executive Officer, and Henry Nisser, our President and General Counsel, to provide analysis and guidance on all acquisition targets and throughout the acquisition process.

From time to time, we engage in discussions with other companies interested in our subsidiaries or partner companies, either in response to inquiries or as part of a process we initiate. To the extent we believe that a subsidiary partner company’s further growth and development can best be supported by a different ownership structure or if we otherwise believe it is in our stockholders’ best interests, we will seek to sell some or all of our position in the subsidiary or partner company. These sales may take the form of privately negotiated sales of stock or assets, mergers and acquisitions, public offerings of the subsidiary or partner company’s securities and, in the case of publicly traded partner companies, transactions in their securities in the open market. Our plans may include taking subsidiaries or partner companies public through rights offerings, mergers or spin-offs and directed share subscription programs. We will continue to consider these and functionally equivalent programs and the sale of certain subsidiary or partner company interests in secondary market transactions to maximize value for our stockholders.

Our Executive Committee acts as the underwriting committee for DP Lending and approves all lending transactions. Under its business model, DP Lending generates revenue through origination fees charged to borrowers and interest generated from each loan. DP Lending may also generate income from appreciation of investments in marketable securities as well as any shares of common stock underlying convertible notes or warrants issued to DP Lending in any particular financing.

Over the recent past, we have provided capital and relevant expertise to fuel the growth of businesses in cryptocurrency mining, DeFi, defense/aerospace, industrial, telecommunications, medical and textiles. We have provided capital to subsidiaries as well as partner companies in which we have an equity interest or may be actively involved, influencing development through board representation and management support.

Our Subsidiaries and their Businesses

BitNile, Inc.

BNI conducts data center operations and Bitcoin mining through ACS.

Overview

BNI is a blockchain technology company focused on mining of Bitcoin, among other activities. We mine using purpose-built computers (or “miners”) to solve complex cryptographic algorithms (or “verify” or “solve” blocks) in the blockchain in exchange for rewards and fees denominated in the native token of that blockchain network.

We will evaluate each digital asset in our portfolio, or that we propose to acquire in the future (including by mining), to determine whether it would likely be considered a security under U.S. federal securities laws, in consultation with outside counsel, as applicable. We will base our analysis on relevant caselaw, applying the frameworks established by the U.S. Supreme Court and taking into consideration relevant guidance by the SEC and its staff. See “Risk Factors —  Risks Related to Our Bitcoin Operations – Legal and Regulatory —  A particular digital asset’s status as a ‘security’ in any relevant jurisdiction is subject to a high degree of uncertainty and if a regulator disagrees with our characterization of a digital asset, we may be subject to regulatory scrutiny, investigations, fines and penalties, which may adversely affect our business, operating results and financial condition. A determination that Bitcoin that we own or mine is a ‘security’ may adversely affect the value of Bitcoin and our business.”

Since commencement of our mining operations in 2021 at the Facility, we have mined 45.7 Bitcoin for our own account through December 31, 2021. While we mine for cryptocurrency for sale in the ordinary course of business, we believe that cryptocurrency represents an attractive, appreciating investment opportunity, and as such we have historically held cryptocurrency assets that we do not otherwise sell to fund our operating expenses. On December 31, 2021, we held 46.75 Bitcoin valued at approximately $2.2 million based on prices as of such date. Our total revenue from mining operation was $3.5 million during the fiscal year ended December 31, 2021. Our mining operations generated net income of $1.5 million during the fiscal year ended December 31, 2021. As of December 31, 2021, the carrying value of our approximately 46.75 Bitcoins was $2.2 million, representing 0.4% of our total assets of $490.8 million as of such date.

Our Vision

Traditional finance has historically had poor customer service and a less than desirable user experience in mobile and web-based platforms, which opens the door to massive disruption through digital technologies. Additionally, central bank intervention in the financial markets has increasingly turned to money printing through quantitative easing, which increasingly dilutes the buying power of the global fiat currency market and leads the world to seek more scarce alternatives. The first phase of the digital transformation has been through the creation of blockchain-based digital assets. We believe the second phase of this transition will be take form in bridges being built between DeFi and traditional finance to help improve customer service and user experience in traditional finance.

We foresee a time when traditional banking is done in the palm of our hands in community-based, peer-to-peer transactions as opposed through financial intermediaries. This community-based, peer-to-peer network is otherwise known as DeFi. Although we do not believe DeFi will replace traditional finance in the near- to medium-term, we believe this transition will happen rapidly over the next 20 years as Millennials and Gen-Xers become the power class and the Baby Boomers retire. DeFi is a concept whereby traditional financial intermediaries are not required to process transactions. The proliferation of blockchain-based protocols will enable participants to offer novel financial products to banking customers. For instance, in a world where traditional finance provides savings account rates less than 1%, DeFi protocols can provide savings accounts with significantly higher yields. Traditional financial platforms are not currently designed to distribute these products to its customers. We believe that in the near-term integrating a traditional broker dealer could help facilitate the distribution of these decentralized finance protocols to a broad base of customers. While we recognize DeFi is in its infancy stage, we believe blockchain will be integral to its advancement. We recognize the uncertainties in DeFi and its effect on our economy both in the U.S. and globally, and acknowledge that this is a new evolving area that may not evolve as we anticipate and in which we may never be a material participant.

Cryptocurrency and Cryptocurrency Mining Overview

Blockchain and Cryptocurrencies Overview

Cryptocurrencies are a type of digital asset that function as a medium of exchange, a unit of account and/or a store of value (i.e. a new form of digital money). Cryptocurrencies operate by means of blockchain technology, which generally uses open-source, peer-to-peer software to create a decentralized digital ledger that enables the secure use and transfer of digital assets. We believe cryptocurrencies and associated blockchain technologies have potential advantages over traditional payment systems, including: the tamper-resistant nature of blockchain networks; rapid-to-immediate settlement of transactions; lower fees; elimination of counterparty risk; protection from identify theft; broad accessibility; and a decentralized nature that enhances network security by reducing the likelihood of a “single point of failure.” Recently, cryptocurrencies have gained widespread mainstream attention and have begun to experience greater adoption by both retail and institutional investors and the broader financial markets. For example, Bitcoin’s aggregate market value exceeded $800 trillion in February 2022, $1 trillion in February 2021 compared to $160 billion in February 2020, based on Bitcoin prices quoted on major exchanges. As cryptocurrencies, and blockchain technologies more generally, have entered the mainstream, prices of digital assets have reached all-time highs and the broader ecosystem has continued to develop. While we expect the value of Bitcoin to remain volatile, we believe this increase in aggregate market value signals institutionalization and wider adoption of cryptocurrency.

Cryptocurrencies are decentralized currencies that enable near instantaneous transfers. Transactions occur via an open source, cryptographic protocol platform which uses peer-to-peer technology to operate with no central authority. The online network hosts the public transaction ledger, known as the blockchain, and each cryptocurrency is associated with a source code that comprises the basis for the cryptographic and algorithmic protocols governing the blockchain. In a cryptocurrency network, every peer has its own copy of the blockchain, which contains records of every historical transaction — effectively containing records of all account balances. Each account is identified solely by its unique public key (making it effectively anonymous) and is secured with its associated private key (kept secret, like a password). The combination of private and public cryptographic keys constitutes a secure digital identity in the form of a digital signature, providing strong control of ownership.

No single entity owns or operates the network. The infrastructure is collectively maintained by a decentralized public user base. As the network is decentralized, it does not rely on either governmental authorities or financial institutions to create, transmit or determine the value of the currency units. Rather, the value is determined by market factors, supply and demand for the units, the prices being set in transfers by mutual agreement or barter among transacting parties, as well as the number of merchants that may accept the cryptocurrency. Since transfers do not require involvement of intermediaries or third parties, there are currently little to no transaction costs in direct peer-to-peer transactions. Units of cryptocurrency can be converted to fiat currencies, such as the U.S. dollar, at rates determined on various exchanges, such as Binance, Coinbase, FTX, Kraken, Gemini, and others. Cryptocurrency prices are quoted on various exchanges and fluctuate with extreme volatility.

We believe cryptocurrencies offer many advantages over traditional, fiat currencies, although many of these factors also present potential disadvantages and may introduce additional risks, including:

●	acting as a fraud deterrent, as cryptocurrencies are digital and cannot be counterfeited or reversed arbitrarily by a sender;
●	immediate settlement;
●	elimination of counterparty risk;
●	no trusted intermediary required;
●	lower fees;
●	identity theft prevention;
●	accessible by everyone;
●	transactions are verified and protected through a confirmation process, which prevents the problem of double spending;
●	decentralized — no central authority (government or financial institution); and
●	not recognized universally and not bound by government imposed or market exchange rates.

However, cryptocurrencies may not provide all of the benefits they purport to offer.

Limitations on Bitcoin Mining

In addition to competition, there are two factors that may affect all digital asset mining companies and Bitcoin in particular: (i) limitations on the supply of the cryptocurrency being mined; and (ii) the market price of the cryptocurrency.

The blockchain’s method for creating new Bitcoins is mathematically determined in a manner so that the supply of Bitcoins grows at a limited rate pursuant to a pre-set schedule. Specifically, the number of Bitcoins awarded for solving a new block is automatically halved for every 210,000 blocks that are solved. The current fixed reward for solving a new block is 6.25 Bitcoins per block, which was reduced from 12.5 Bitcoins in May 2020. This deliberately controlled rate of Bitcoin creation means that the number of Bitcoins in existence will never exceed 21 million and that Bitcoins cannot be devalued through excessive production unless the Bitcoin network’s source code and the underlying protocol for Bitcoin issuance is altered. This also means, however, that our revenue prospects will decline unless the price of a Bitcoin increases commensurately or we acquire more miners.

We currently only mine Bitcoin. Our ability to generate revenue from our mining operations will be dependent on the price of Bitcoin. On September 24, 2021, the Bank of China announced that all cryptocurrency trading and mining are illegal in China. Bitcoin and Ethereum, the second largest digital currency, fell 5% and 7%, respectively. The prices of cryptocurrencies, specifically Bitcoin, have experienced substantial volatility, including fluctuation patterns which may reflect “bubble” type volatility, meaning that high or low prices at a given time may not be indicative of the current or future value of Bitcoin. The price of a Bitcoin may be subject to rapidly changing investor and market sentiment, and may be influenced by factors such as technology, regulatory developments and media coverage. Further, Bitcoin’s value, like that of other cryptocurrencies, may be based on various factors, including their acceptance as a means of exchange or purchasing power by consumers and vendors, volume, liquidity and transferability and market demand. Bitcoin’s current price reflects, in part, the belief by some that Bitcoin could become a widely accepted form of currency, however if this prediction turns out to be incorrect its price could decrease dramatically, as would our prospects for future revenue and profits. See “Risk Factors – Risks Related to Our Bitcoin Operations” for more information on the risks we face due to our mining of Bitcoin and its speculative and volatile nature.

Cryptocurrency Mining and Mining Pools

As a cryptocurrency miner, we use specialized miners to solve cryptographic math problems necessary to record and “publish” cryptocurrency transactions to blockchain ledgers. Generally, each cryptocurrency has its own blockchain, which consists of software code (also known as a protocol), which is run by all the computers on the network for such blockchain. Within this code, transactions are collated into blocks, and these blocks must meet certain requirements to be verified by the blockchain software, added to the blockchain or ledger of all transactions and published to all participants on the network that are running the blockchain software. After a transaction is verified, it is combined with other transactions to create a new block of data for the blockchain. For proof-of-work blockchains, the process of verifying valid blocks requires computational effort to solve a cryptographic equation, and this computational effort protects the integrity of the blockchain ledger. This process is referred to as “mining.” As a reward for verifying a new block, miners receive payment in the form of the native cryptocurrency of the network (e.g., Bitcoin). This payment is comprised of a block reward (i.e., the automatic issue of new cryptocurrency tokens) and the aggregated transaction fees for the transactions included in the block (paid in existing cryptocurrency tokens by the participants to the transactions). The block reward payments and the aggregated transaction fees are what provide the incentive for miners to contribute hash rate to the network.

A “hash” is the actual cryptographic function run by the miners, and is a unique set of numbers and letters derived from the content of the block. The protocol governing the relevant blockchain sets certain requirements for the hash. Miners compete to be the first to generate a valid hash meeting these requirements and, thereby, secure payment for solving the block. Hash rate is the speed at which miners can complete the calculation, and therefore is a critical measure of performance and computational power. A high rate means a miner may complete more calculations over a given period and has a greater chance to solve a block. An individual miner has a hash rate total of its miners seeking to mine a specific cryptocurrency, and the blockchain-wide hash rate for a specific cryptocurrency can be understood as the aggregate of the hash rates of all of the miners actively trying to solve a block on that blockchain at a given time.

The protocols governing Bitcoin and other cryptocurrencies are coded to regulate the frequency at which new blocks are verified by automatically adjusting what is known as the “mining difficulty,” which is the level of computational activity required before a new block is solved and verified. For example, on the Bitcoin blockchain the protocol is coded such that a new block is solved and verified approximately every ten minutes, while on Ethereum blocks are designed to be solved approximately every twelve to fifteen seconds. As such, to the extent the hash power on the network is increased or decreased due to, for example, fluctuations in the number of active miners online, mining difficulty is correspondingly increased or decreased to maintain the preset interval for the verification of new blocks.

On certain cryptocurrency networks, including Bitcoin, the rewards for solving a block are also subject to periodic incremental halving. Halving is a process designed to control the overall supply and reduce the risk of inflation in cryptocurrencies using a proof-of-work consensus algorithm. After a predetermined number of blocks are added to the blockchain, the mining reward is cut in half, hence the term “halving.” The last halving for Bitcoin occurred on May 11, 2020. The next halving for Bitcoin is expected to occur in 2024, and as such, absent any changes to the Bitcoin protocols, the block reward will remain stable until then. By contrast, Ethereum does not have a maximum supply limit or pre-determined reduction in reward amounts. Rather, Ethereum currently has a fixed issuance schedule of 2.0 Ether per block mined. However, Ethereum has on two separate occasions reduced the quantity of ETH rewarded per block and may make additional changes in the future, whether or not Ethereum ultimately transitions to a proof-of-stake consensus mechanism. Transaction fees are variable and depend on the level of activity on the network. Generally, transaction fees increase during times of network congestion, as miners will prefer transactions with higher fees, and therefore a higher fee can reduce the time to process a transaction, and decrease when there are fewer transactions on the network.

As the total amount of available hash rate has increased (particularly on the Bitcoin network), it has become increasingly difficult for any individual miner to independently solve a block and as a result “mining pools” have emerged as an efficient way for miners to pool resources. Mining pools aggregate the hash rate of various miners participating in the mining pool. In this way the mining pool, rather than an individual miner, receives the block reward and related transaction fees. The mining pool is organized by a third party who, in return for a percentage of the earned block rewards and transaction fees as a fee, administers the pool and ensures that the participants in the pool receive their share of the block reward and related transaction fees, generally pro-rata to their contributed hash rate. Mining pools offer miners more predictable and consistent revenue compared to mining individually. We participate in mining pools.

Our Strategy

Smart Growth

We aim to optimize our mining by identifying and purchasing the most profitable miners with industry-leading returns on investment and actively monitoring and adjusting the operation of those machines to enhance their performance. When planning our short- and long-term operating strategies and capital expenditures, we carefully monitor fluctuations and longer-term trends in the value of certain cryptocurrencies, which impacts the return on investment of machines. We also regularly evaluate potential innovations in geography, physical footprint, computing technology and similar areas to improve our operations and productivity. We believe this smart-growth strategy, including our commitment to mining efficiency and return on investment in miners, will enable us to build value over the long term.

Own and Operate Our Mining Facilities

We are investing heavily in purchasing, building and operating our mining facilities. By owning and operating our miners at facilities that offer competitive advantages, including access to reliable, low-cost, renewable power and room for expansion, we expect to have greater control over the timing of the purchase and deployment of our miners. We also may enhance our ability to intelligently and quickly adapt our operating model and reap savings compared to paying for outsourced operations and infrastructure. We anticipate that we will continue to consider other opportunities to integrate our operations, including with respect to both the software utilized by our fleet and the associated hardware.

Reliable, Low-Cost, Renewable Power

Power represents our highest variable direct cost for our mining operations, with electrical power required to operate the miners. We believe the combination of increased mining difficulty, driven by greater hash rates, and the periodic adjustment of reward rates, such as the halving of Bitcoin rewards, will drive the increasing importance of power efficiency in cryptocurrency mining over the long term. As a result, we are focused on deploying our miners at locations with access to reliable, renewable power sources, as successfully doing so should enable us to reduce our power costs.

Miners require considerable amounts of electrical energy to perform their functions and mine Bitcoin; consequently, a critical aspect of operating in the cryptocurrency mining industry is obtaining a reliable supply of electricity at a relatively low and stable cost. To this end, in January 2021, ACS purchased the Facility, which currently has access to 28 megawatts of power in preparation for the planned purchase of Bitcoin mining equipment. Since the purchase of the Facility, we have invested in infrastructure improvements and began both ramping up the sites power capacity and installing S19jPro miners. To date, we have increased power load from 1.5 megawatts to 14 megawatts and expect to have 28 megawatts installed at this location by July 2022. In addition, we have received a commitment by the utility company that currently provides our power to expand the site’s capacity up to 297 megawatts, for which we are currently working on setting forth in a formal agreement. Our relationship with the utility company has grown as we have demonstrated our ability to upgrade and use power at our site effectively. We are in the midst of finalizing those expansion details with the utility company, engineers, and Economic Development Agency. This planned expansion would allow the operation of up to as many as 90,000 Bitcoin miners at the Facility.

We continue to evaluate other sites, locations, and partnerships for additional and alternative support of future mining operations. While we have not at present entered into any other agreements, we will continue to explore and evaluate additional facilities that that would enable us to expand our mining operations as needed.

We expect to enter into power agreements that will allow us to have one of the highest carbon-free energy footprints at a price equal to or less than the current cost of fossil fuel energy in other locations, based on current market power costs as of the date of this Annual Report.

Our Mining Operations

On January 29, 2021, ACS closed on the acquisition of the 617,000 square foot energy-efficient Facility for a purchase price of $4.0 million. The purchase price was paid by our own working capital. The Facility has been remodeled and converted over the past year into a site focused on three types of business (commercial real estate, enterprise data center, and high-density computing).

The buildout of the initial 30,000 square feet will be used primarily for our Bitcoin mining operations. While we believe the Facility and its anticipated future operations will be successful, there is a risk that its expectations will not materialize in a timely manner, if at all.

During the fiscal year ended December 31, 2021, we executed contracts to purchase 4,000 Antminer S-19 Pro Bitcoin miners. As of February 15, 2022, we have 2,160 Bitcoin miners in operation. The remaining units are expected to be delivered at a rate of approximately 300 units per month through July 2022. The total purchase price is $27.3 million. In November 2021, we executed contracts to purchase 16,600 Bitcoin miners for $128 million. The purchase includes both the environmentally friendly S19 XP Antminers that feature a processing power of 140 terahashes per second (TH/s) with an energy consumption of 3.01 kilowatt-hours (kWh) and the S19j Pro Antminers that feature a processing power of 100 TH/s with an energy consumption of 2.95 kWh. Based on current delivery schedules, we expect that the 16,600 newly purchased miners will be shipped by Bitmain Technologies Limited (“Bitmain”) between approximately April 2022 and September 2022. Approximately $89 million of the total purchase price has been paid as of March 8, 2022 with the balance scheduled to be paid between March 2022 and November 2022. The supplier, Bitmain, does not disclose when the miners are manufactured. We have a futures purchase contract and Bitmain has been supplying equipment according to the scheduled delivery as outlined in these agreements. All dollar amounts provided in this paragraph include fees payable in connection with obtaining the ability to enter into the contracts, and not solely the cost of the miners.

Our strategy includes identifying less expensive, clean power for our Bitcoin mining operations. Management of the company has considered the issues surrounding the environmental impact of our Bitcoin mining operations. Based on this review, we have concluded that the environmental impact of our mining operations is not material given that approximately 85% of the energy we use is “green,” meaning it is sourced from nuclear, wind or solar power. In addition to our continued expansion investments at the Facility, we also seek out new locations to support our Bitcoin mining business. We consider sites with a variety of offerings, including purchasing the site (as we have done in Michigan), but also leasing buildings and facilities, hosting relationships and strategic partnerships. At this time, we have not entered into any new mining agreements at locations other than the Facility. We currently mine Bitcoin only.

Coins that are mined are held in a custodial account as digital assets. We securely store assets at NYDIG ABL LLC (“NYDIG”), a regulated, audited and insured cryptocurrency custodian. The custody arrangements require that we mine to a custodial wallet address where the private key is held by the custodian and all keys for the wallet are held in cold storage. This provides a layer of protection in both the transaction and liquidation phases of the operations by using multi-factor and multi-person approval processes, to include Know Your Customer and Anti-Money Laundering procedures of the receiving party. We will either hold the digital assets or may choose to convert those assets into fiat currency depending on financial needs and plans. When we opt to convert the digital assets we sell or exchange our Bitcoin through NYDIG, the custodian of our digital wallet. When we elect to make a sale or exchange our Senior Vice President - Finance submits a request to NYDIG’s execution department to exchange Bitcoin for U.S. dollars. NYDIG sends an approval email to our CEO to approve. Once approved by our CEO, NYDIG executes the sale/exchange on its trading platform at current market prices, less commissions, and deposits the U.S. dollars into our bank account.

Currently, we are converting Bitcoin received from our mining activities into fiat currency on a bimonthly basis, on average, to pay for operating costs and purchase commitments for new mining equipment. We are not currently holding any digital assets for investment.

Our Contracts with Bitmain

Between July and November 2021, we entered into five separate Non-Fixed Price Sales and Purchase Agreements (collectively, the “Bitmain Agreements”) with Bitmain, as follows:

●	Pursuant to the Bitmain Agreement dated July 23, 2021, Bitmain agreed to sell 1,000 Antminer S-19 Pro miners for the estimated total purchase price of $2,550,000, which miners have been delivered;

●	Pursuant to the Bitmain Agreement, dated September 12, 2021, Bitmain agreed to sell 3,000 Antminer S-19 Pro miners for the estimated total purchase price of $20,509,500, which miners have been delivered;

●	Pursuant to the Bitmain Agreement dated November 10, 2021, Bitmain agreed to sell 4,000 S19 XP miners for the estimated total purchase price of $45,360,000, which miners are expected to be shipped monthly between July and September 2022;

●	Pursuant to the Bitmain Agreement dated November 17, 2021, Bitmain agreed to sell 12,000 S19j miners for the estimated total purchase price of $76,000,000, of which 754 have miners have been delivered and the balance of the miners are expected to be shipped monthly between April and August 2022; and

●	Pursuant to the Bitmain Agreement dated November 17, 2021, Bitmain agreed to sell 600 S19XP miners for the estimated total purchase price of $6,510,000, which miners are expected to be shipped monthly between July and December 2022.

Within seven days after the signing of each Bitmain Agreement, we paid Bitmain a down payment within the range of 25% and 31.86% of the estimated total purchase price, and an additional prepayment within the range of 28.14% and 35% of the actual purchase price for each monthly batch scheduled for shipment, which is due six months prior to shipment. The actual purchase price for such batch to be shipped six months later will be provided by Bitmain one month prior to the shipment of the current batch, provided that the actual purchase price will not be higher than the total purchase price set forth in the payment schedules in the Bitmain Agreements.

All of the miners we are purchasing are newly manufactured and not pre-owned. We are not aware if Bitmain is experiencing any supply side constraints in its ability to fulfill the Bitmain Agreements; to date, Bitmain has timely delivered all miners pursuant to the delivery schedule in such agreements.

Regulation

The laws and regulations applicable to cryptocurrency are evolving and subject to interpretation and change. Governments around the world have reacted differently to cryptocurrencies; certain governments, such as the People’s Republic of China, have deemed them illegal, and others have allowed their use and trade without restriction, while in some jurisdictions, such as in the U.S., cryptocurrencies are subject to extensive, and in some cases overlapping, unclear and evolving regulatory requirements. As cryptocurrencies have grown in both popularity and market value, the U.S. Congress and a number of U.S. federal and state agencies, including the Financial Crimes Enforcement Network (the “FinCEN”), the SEC, the Commodity Futures Trading Commission (the “CFTC”), the Financial Industry Regulatory Authority (the “FINRA”), the Consumer Financial Protection Bureau (the “CFTC”), the Department of Justice (the “DOJ”), the Department of Homeland Security, the Federal Bureau of Investigation, the Internal Revenue Service and state financial regulators, have been examining the operations of cryptocurrency networks, cryptocurrency users and cryptocurrency exchange markets, with particular focus on the extent to which cryptocurrencies can be used to launder the proceeds of illegal activities or fund criminal or terrorist enterprises and the safety and soundness and consumer-protective safeguards of exchanges or other service-providers that hold, transfer, trade or exchange digital assets for users. For instance, the Cyber-Digital Task Force of the DOJ published a report entitled “Cryptocurrency: An Enforcement Framework” in October 2020. This report provides a comprehensive overview of the possible threats and enforcement challenges the DOJ views as associated with the use and prevalence of cryptocurrency, as well as the regulatory and investigatory means the DOJ has at its disposal to deal with these possible threats and challenges.

Many of these federal and state agencies have issued consumer advisories regarding the risks posed by cryptocurrencies to investors. In addition, federal and state agencies, and other countries have issued rules or guidance about the treatment of cryptocurrency transactions or requirements for businesses engaged in activities related to cryptocurrencies. Depending on the regulatory characterization of the cryptocurrencies we mine, the markets for those cryptocurrencies in general, and our activities in particular, may be subject to one or more regulators in the U.S. and globally. Ongoing and future regulatory actions may alter, perhaps to a materially adverse extent, the nature of cryptocurrency markets and our cryptocurrency operations. Additionally, U.S. state and federal, and foreign regulators and legislatures have taken action against cryptocurrency businesses or enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from cryptocurrency activity. There is also increasing attention being paid by U.S. federal and state energy regulatory authorities as the total load of crypto-mining grows and potentially alters the supply and dispatch functionality of the wholesale grid and retail distribution systems. Many state legislative bodies are also actively reviewing the impact of crypto-mining in their respective states.

We are unable to predict the effect that any future regulatory change, or any overlapping or unclear regulations, may have on us, but such change, overlap or lack of clarity could be substantial and make it difficult for us to operate our business or materially impact the market for cryptocurrencies that we mine or may mine in the future. FinCEN has issued guidance stating its position that it does not differentiate between fiat currency (which FinCEN calls “real currency”) and cryptocurrencies that are convertible into fiat currency or other forms of convertible virtual currencies (which FinCEN calls “virtual currency”) for purposes of determining whether a person or entity is engaging in “money transmission services.” Persons and entities engaging in virtual currency activities that amount to “money transmission services,” or otherwise cause them to be deemed a “money services business” under FinCEN’s regulations, must register as a money services business, implement an “effective” anti-money laundering program and comply with FinCEN’s reporting and recordkeeping requirements.

In May 2019, FinCEN issued guidance relating to how the U.S. Bank Secrecy Act (“BSA”) and its implementing regulations relating to money services businesses apply to certain businesses that transact in convertible virtual currencies. Although the guidance generally indicates that certain mining and mining pool operations will not be treated as money transmission, the guidance also addresses when certain activities, including certain services offered in connection with operating mining pools such as hosting convertible virtual currency wallets on behalf of pool members or purchasers of computer mining power, may be subject to regulation. Although we believe that our mining activities do not presently trigger FinCEN registration requirements under the BSA, if our activities cause us to be deemed a “money transmitter,” “money services business” or equivalent designation, under federal law, we may be required to register at the federal level and comply with laws that may include the implementation of anti-money laundering programs, reporting and recordkeeping regimes, and other operational requirements. In that event, to the extent we decide to proceed with some or all of our operations, the required registration and regulatory compliance steps may result in extraordinary, non-recurring expenses to us, as well as on-going recurring compliance costs, possibly affecting operating results or financial condition in a material and adverse manner. Failure to comply with these requirements may expose us to fines, penalties and/or interruptions in our operations that could have a material adverse effect on our financial position, results of operations and cash flows.

According to the CFTC, at least some cryptocurrencies, including Bitcoin, fall within the definition of a “commodity” under the U.S. Commodities Exchange Act of 1936, as amended (the “CEA”). Under the CEA, the CFTC has broad enforcement authority to police market manipulation and fraud in spot cryptocurrency markets in which we may transact. Beyond instances of fraud or manipulation, the CFTC generally does not oversee cash or spot market exchanges or transactions involving cryptocurrencies that do not utilize margin, leverage, or financing. The National Futures Association (“NFA”) is the self-regulatory agency for the U.S. futures industry, and as such has jurisdiction over Bitcoin futures contracts and certain other cryptocurrency derivatives. However, the NFA does not have regulatory oversight authority for the cash or spot market for cryptocurrency trading or transactions. In addition, CFTC regulations and CFTC oversight and enforcement authority apply with respect to futures, swaps, other derivative products, and certain retail leveraged commodity transactions involving cryptocurrencies, including the markets on which these products trade.

The SEC has taken the position that many cryptocurrencies may be securities under U.S. federal securities laws. Some senior members of the staff of the SEC have expressed the view that Bitcoin and Ethereum are not securities under U.S. federal securities laws. However, such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court and cannot be generalized to any other cryptocurrency. The SEC’s Strategic Hub for Innovation and Financial Technology published a framework for analyzing whether any given cryptocurrency is a security in April 2019. However, this framework is also not a rule, regulation or statement of the SEC and is similarly not binding on the SEC. Notwithstanding that the SEC has not asserted regulatory authority over Bitcoin or trading or ownership of Bitcoin and has not expressed the view that Bitcoin should be classified or treated as a security for purposes of U.S. federal securities laws, the SEC has commented on Bitcoin and Bitcoin-related market developments and has taken action against investment schemes involving Bitcoin. For example, the SEC has charged at least three Bitcoin mining companies in connection with a Ponzi scheme to defraud investors in their mining operation. The SEC has also repeatedly denied proposed rule changes by exchanges to list and trade shares of certain Bitcoin-related investment vehicles on public markets, citing significant investor protection concerns regarding the markets for cryptocurrencies, including the potential for market manipulation and fraud. Although the SEC has not stated that mining Bitcoin is itself a regulated activity, to the extent any cryptocurrencies we mine are deemed to be securities, the offer, sale, and trading of those cryptocurrencies would be subject to the U.S. federal securities laws.

In addition to the SEC, state securities regulators and several foreign governments have also issued warnings that certain cryptocurrencies may be classified as securities in their jurisdictions, and that transactions in such cryptocurrencies may be subject to applicable securities regulations. Furthermore, certain state securities regulators have taken the position that certain cryptocurrency mining operations may involve the offer of securities. For example, the Texas State Securities Board has taken enforcement action against the operator of a cloud mining company, whereby customers could purchase hash rate managed by the cloud mining company in exchange for a share of the mining reward, for offering unregistered securities.

State financial regulators, such as the New York State Department of Financial Services (“NYDFS”), have also implemented licensure regimes, or repurposed pre-existing fiat money transmission licensure regimes, for the supervision, examination and regulation companies that engage in certain cryptocurrency activities. The NYDFS requires that businesses apply for and receive a license, known as the “BitLicense,” to participate in a “virtual currency business activity” in New York or with New York customers, and prohibits any person or entity involved in such activity from conducting activities without a license. Louisiana also has enacted a licensure regime for companies engaging in a “virtual currency business activity,” and other states are considering proposed laws to establish licensure regimes for certain cryptocurrency businesses as well. Some state legislatures have amended their money transmitter statutes to require businesses engaging in certain cryptocurrency activities to seek licensure as a money transmitter, and some state financial regulators have issued guidance applying existing money transmitter licensure requirements to certain cryptocurrency businesses. The Conference of State Bank Supervisors also has proposed a model statute for state level cryptocurrency regulation. Although we believe that our mining activities do not presently trigger these state licensing requirements in any state in which we operate or plan to operate, if our activities cause us to be deemed a “money transmitter,” “money services business” or equivalent designation under the law of any state in which we operate or plan to operate, we may be required to seek a license or register at the state level and comply with laws that may include the implementation of anti-money laundering programs, reporting and recordkeeping regimes, consumer protective safeguards, and other operational requirements. In such an event, to the extent we decide to proceed with some or all of our operations, the required registrations, licensure and regulatory compliance steps may result in extraordinary, non-recurring expenses to us, as well as on-going recurring compliance costs, possibly affecting our net income in a material and adverse manner. Failure to comply with these requirements may expose us to fines, penalties and/or interruptions in our operations that could have a material adverse effect on our financial position, results of operations and cash flows.

Competition

Our business environment is constantly evolving, and cryptocurrency miners can range from individual enthusiasts to professional mining operations with dedicated data centers. We compete with other companies that focus all or a portion of their activities on cryptocurrency mining activities at scale. We face significant competition in every aspect of our business, including, but not limited to, the acquisition of new miners, the ability to raise capital, obtaining the lowest cost of electricity, obtaining access to energy sites with reliable sources of power, and evaluating new technology developments in the industry.

At present, the information concerning the activities of these enterprises may not be readily available as the vast majority of the participants in this sector do not publish information publicly or the information may be unreliable. Published sources of information include “bitcoin.org” and “blockchain.info”; however, the reliability of that information and its continued availability cannot be assured and the contents of these sites are not incorporated into this Annual Report.

A number of public companies (traded in the U.S. and internationally) and private companies may be considered to compete with us, including the following companies which we have identified as our competitors:

●	Argo Blockchain PLC;
●	Bit Digital, Inc.;
●	Bitcoin Investment Trust;
●	Bitfarms Technologies Ltd. (formerly Blockchain Mining Ltd);
●	Blockchain Industries, Inc. (formerly Omni Global Technologies, Inc.);
●	Digihost International, Inc.;
●	DMG Blockchain Solutions Inc.;
●	Galaxy Digital Holdings Ltd.;
●	GMO Internet, Inc.;
●	Greenidge Generation Holdings Inc.;
●	HashChain Technology, Inc.;
●	Hive Blockchain Technologies Inc.;
●	Hut 8 Mining Corp.;
●	Iris Energy Limited;
●	Layer1 Technologies, Inc.;
●	Marathon Digital Holdings, Inc.;
●	MGT Capital Investments, Inc.;
●	Northern Data AG;
●	Riot Blockchain, Inc.;
●	Overstock.com Inc.;
●	SBI Holdings;
●	SOS Limited; and
●	Stronghold Digital Mining, Inc.

Intellectual Property

We plan to use specific hardware and software for our cryptocurrency mining operations. In certain cases, source code and other software assets may be subject to an open source license, as much technology development underway in this sector is open source. For these works, we intend to adhere to the terms of any license agreements that may be in place.

We do not currently own, and do not have any current plans to seek, any patents in connection with our existing and planned blockchain and cryptocurrency related operations. We do expect to rely upon trade secrets, trademarks, service marks, trade names, copyrights and other intellectual property rights and expect to license the use of intellectual property rights owned and controlled by others. In addition, we have developed and may further develop certain proprietary software applications for purposes of our planned cryptocurrency mining operations.

Accounting for Digital Currencies

Digital currencies are included in current assets in the combined balance sheet. Digital currencies are recorded at cost less any impairment. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, we have the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If we conclude otherwise, we will be required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. We account for our mining-related gains or losses in accordance with the first-in, first-out method of accounting.

Blockchain Background

Blockchain technology first came to public attention in 2008 as the database technology that underpins Bitcoin, the world’s first cryptocurrency. Blockchains are generally open-source, peer-to-peer software programs that act as decentralized digital ledgers, each comprising a series of data “blocks” that are linked and secured using cryptography in a “chain.” The blockchain program consists of a software protocol with several functions. The software protocol is run by multiple computer systems or “nodes.” For many blockchain networks, each node has its own copy of the blockchain ledger, which contains a historical record of every transaction. The digital ledger continuously grows as new blocks are added to it to record the most recent transactions in a linear, chronological order. The same information is stored across a network of computers all over the world, and this record makes it possible to track the ownership and transfer of cryptocurrency from the creation of the blockchain to its current state, and effectively, records of all account balances (as you can identify what account holds what value through the decentralized ledger).

The blockchain protocol allows users to submit transactions to the network for confirmation. However, a transaction will not be accepted by the protocol if the inputs to the transaction have previously been used in another transaction. This prevention of “double spending” is a key security feature of blockchain networks.

Another key function of the blockchain that protects the integrity of the network is the hashing process, which acts as a tamper-evident seal that confirms the validity of the new block and all earlier blocks. Hashing is the process of a block being posted to the network. Hashing results from miners, who are responsible for receiving broadcast transactions, processing those transactions into new blocks and updating the blockchain with the new blocks through hashing. The hashing process ties every new block to the existing block on the blockchain to ensure each is a continuous record of verified transactions.

The hashing algorithm on a proof-of-work blockchain network is a mathematical transformation function with two key properties. The first important function of hashing is that the algorithm accepts any alphanumeric dataset as an input and produces a unique output code. The smallest change in the dataset results in a significant change in the unique code. Any tampering of the dataset can be detected by re-hashing the data and checking for a change in the unique code. Any user that runs the hash algorithm on the same data will derive the same unique code. Consequently, the data on the distributed ledger can be run through a series of hash algorithms to create a unique code, which would reveal if any changes to the ledger have been made.

Second, whenever a new set or “block” of transactions is added to the ledger, it is appended with the code from the prior state of the ledger before it is hashed. Thus, the hash created from the new block will incorporate the hash from the previous block. An alteration made to an earlier block would make the hashes of all subsequent blocks invalid, as the discrepancy would be easily detected by future miners through the protocols governing the blockchain. If a hacker were to attempt to make a change to an earlier block and broadcast it along with following blocks to the other nodes on the network, that broadcast would be discarded in favor of one from a different node which complied with the requirements of the protocol.

Thus, in addition to creating new block, miners “vote” with their computer power, expressing their acceptance of valid blocks by working on adding them to the blockchain, and rejecting invalid blocks by refusing to work on them. If a miner’s proposed block is added to the blockchain by a majority of the nodes on the network, it is considered part of the blockchain. The nodes on the network synchronize with each other to ensure that once a block is accepted by the majority, the new block will eventually be added to all the nodes. Thus the historical state of the ledger can be changed if control of more than 50% of the network is obtained; however, in the case of widely held cryptocurrencies with non-trivial valuations, it may be economically prohibitive for any actor or group of actors acting in concert to obtain computing power that consists of more than 50% of the network.

Unlike proof-of-work networks, in which miners expend computational resources to compete to validate transactions and are rewarded cryptocurrency in proportion to the amount of computational resources expended, in a proof-of-stake network, miners (sometimes called validators) risk or “stake” assets to compete to be randomly selected to validate transactions and are rewarded cryptocurrency in proportion to the amount of assets staked. Any malicious activity, such as mining multiple blocks, disagreeing with the eventual consensus or otherwise violating protocol rules, results in the forfeiture or “slashing” of a portion of the staked assets. Proof-of-stake is viewed by some as more energy efficient and scalable than proof-of-work.

Blockchain technology enables the secure use and transfer of digital assets. “Digital asset” is a broad term that encompasses additional applications, including ownership, transaction tracking, identity management, and smart contracts. A digital asset can represent physical or virtual assets, a value, or a use right/service (e.g., computer storage space).

Whereas digital assets can take many forms and be used for a variety of functions, cryptocurrencies are a type of digital asset that primarily function as a medium of exchange, a unit of account, and/or a store of value. Cryptocurrencies allow anyone who holds a compatible wallet, anywhere in the world, to hold and transfer that cryptocurrency without the need for an intermediary or trusted third party. Units of a cryptocurrency may exist only as data on the internet, and often are not issued or controlled by any single institution, authority or government. Whereas most of the world’s money currently exists in the form of electronic records managed by central authorities such as banks, units of a non-government cryptocurrency exist as electronic records in a decentralized blockchain database. Because cryptocurrencies have no inherent intrinsic value, the value of cryptocurrencies is determined by the value that various market participants place on them through their transactions. Bitcoin, Ethereum and other cryptocurrencies have historically exhibited high price volatility relative to more traditional asset classes.

Private entities also issue digital assets called “stablecoins” that are designed to represent an underlying fiat currency or other physical asset and therefore less susceptible to volatility. Stablecoins can be backed by fiat money, physical assets, or other crypto assets. Government institutions are also reportedly testing and considering issuing Central Bank Digital Currencies (“CBDC’s”). While stablecoins or CBDC’s may exhibit less price volatility than other cryptocurrencies, both rely on a central authority to establish the value of the asset, and therefore represent an exception to the general discussion of the design of cryptocurrencies herein.

Each cryptocurrency has a source code that comprises the basis for the cryptographic and algorithmic protocols, which govern the blockchain. The source code is commonly open source and therefore can be inspected by anyone, and is maintained on an ongoing basis through contributors proposing amendments to the protocol, which are peer reviewed and adopted by consensus among participants on the blockchain network. These protocols govern the functioning of the network, including the ownership and transfer of the cryptocurrency, and are executed on the decentralized peer-to-peer blockchain infrastructure. The peer-to-peer infrastructure on which a blockchain operates is not owned or operated by a single entity. Instead, the infrastructure is collectively maintained by a decentralized user base. Each peer user is generally known as a “node” or “miner,” and each miner processes transactions on the network in accordance with the protocols of the relevant cryptocurrency.

As a result, these cryptocurrencies do not rely on either governmental authorities or financial institutions to create, transmit or determine the value of units of cryptocurrency. Rather:

●	the creation of units of cryptocurrency generally is governed by the source code, not a central entity;

●	the transmission of a cryptocurrency is governed by the source code and processed by the decentralized peer-to-peer network of nodes or miners; and

●	the value of a cryptocurrency is generally determined by the market supply of and demand for the cryptocurrency, with prices set in transfers by mutual agreement or barter, as well as through acceptance directly by merchants in exchange for goods and services.

Cryptocurrencies may be open source projects with no official developer or group of developers that control the network. However, certain networks’ development may be overseen informally by a core group of developers that may propose quasi-official releases of updates and other changes to the network’s source code. The release of updates to a blockchain network’s source code does not guarantee that the updates will be automatically adopted. Users and miners must accept any changes made to the source code by downloading the proposed modification of the network’s source code. A modification of the network’s source code is effective only with respect to the users and miners that download it. If a modification is accepted by only a percentage of users and miners, a division in the network will occur such that one network will run the pre-modification source code and the other network will run the modified source code. Such a division is known as a “fork.” Consequently, a modification to the source code becomes part of a blockchain network only if accepted by participants collectively having most of the processing power on the network.

Each “account” on a blockchain network is identified by its unique public key, and is secured with its associated private key (which the account holder must keep secret, like a password). Cryptocurrencies are treated as bearer assets, because possession of the private key generally determines who controls or owns a cryptocurrency. Protecting private keys from unwarranted access and theft is critically important, as once the private key is taken, in most circumstances, control over the related cryptocurrency is gone. The combination of private and public cryptographic keys constitutes a secure digital identity in the form of a digital signature. As long as the private key is kept private (i.e., confidential to the owner of the account) it provides strong control of ownership.

Ault Alliance

We acquire controlling or non-controlling interests in and actively manage businesses that we generally believe (i) are undervalued and have disruptive technologies with a global impact, (ii) operate in industries with long-term macroeconomic growth opportunities, (iii) have positive and stable cash flows, (iv) face minimal threats of technological or competitive obsolescence, and (v) have strong management teams largely in place. We offer investors a unique opportunity to own a diverse group of leading middle-market businesses in the niche-industrial and branded-consumer sectors.

We use a traditional methodology for valuing securities that primarily looks for deeply depressed prices. Upon making an investment, we often become actively involved in the companies we seek to acquire. That activity may involve a broad range of approaches, from influencing the management of a target to take steps to improve stockholder value, to acquiring a controlling or non-controlling interest or outright ownership of the target company in order to implement changes that we believe are required to improve its business, and then operating and expanding that business.

We believe that private company operators and corporate parents looking to sell their business units may consider us an attractive purchaser because of our ability to:

●	provide ongoing strategic and financial support for their businesses, including professionalization of our subsidiaries at scale;
●	maintain a long-term outlook as to the ownership of those businesses;
●	sustainably invest in growth capital and/or add-on acquisitions where appropriate; and
●	consummate transactions efficiently without being dependent on third-party transaction financing.

In particular, we believe that our outlook on length of ownership and active management on our part may alleviate the concern that many private company operators and parent companies may have with regard to their businesses going through multiple sale processes in a short period of time. We believe this outlook enhances our ability to develop a comprehensive strategy to grow the earnings and cash flows of each of our businesses.

Finally, it has been our experience that our ability to acquire businesses without the cumbersome delays and conditions typical of third party transactional financing is appealing to sellers of businesses who are interested in confidentiality, speed and certainty to close.

We believe our management team’s strong relationships with industry executives, accountants, attorneys, business brokers, commercial and investment bankers, and other potential sources of acquisition opportunities offer us substantial opportunities to assess small businesses available for acquisition. In addition, the flexibility, creativity, experience and expertise of our management team in structuring transactions allows us to consider non-traditional and complex transactions tailored to fit a specific acquisition target.

In terms of the businesses in which we have a controlling interest as of December 31, 2021, we believe that these businesses have strong management teams, operate in strong markets with defensible market niches, and maintain long-standing customer relationships.

Our Subsidiaries

The following is a brief summary of the businesses in which Ault Alliance owns a controlling interest at December 31, 2021:

DP Lending

DP Lending provides funding to businesses through loans and investments. DP Lending offers a variety of loan types including commercial loans, convertible notes and revolving lines of credit. DP Lending is engaged in providing commercial loans to companies throughout the U.S. to provide them with operating capital to finance the growth of their businesses. The loans are primarily short-term, ranging from six to twelve months, but may be of longer duration. These terms are subject to change as market needs dictate, and DP Lending anticipates offering additional products in the future.

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

As noted above, we will from time to time, through DP Lending, engage in discussions with other companies interested in our subsidiaries or partner companies, either in response to inquiries or as part of a process we initiate. To the extent we believe that a subsidiary partner company’s further growth and development can best be supported by a different ownership structure or if we otherwise believe it is in our stockholders’ best interests, we will seek to sell some or all of our position in the subsidiary or partner company. These sales may take the form of privately negotiated sales of stock or assets, mergers and acquisitions, public offerings of the subsidiary or partner company’s securities and, in the case of publicly traded partner companies, transactions in their securities in the open market. Our plans may include taking subsidiaries or partner companies public through rights offerings, mergers or spin-offs and directed share subscription programs. We will continue to consider these and functionally equivalent programs and the sale of certain subsidiary or partner company interests in secondary market transactions to maximize value for our stockholders.

During 2022, we anticipate providing significant new funding to expand DP Lending’s loan and investment portfolio. DP Lending loans made or arranged pursuant to a California Financing Law license (Lic.no. 60 DBO77905).

Ault Alpha

DP Lending is the principal owner of Ault Alpha, a term we use that comprises an investment fund, a general partner and an investment manager all formed on July 15, 2021. Ault Alpha generally seeks to invest in public companies or private companies with public debt that have strong relative value metrics but poor Wall Street recognition; such companies can often experience valuation inefficiencies. Ault Alpha seeks to identify and invest in these undervalued companies. In certain companies, Ault Alpha will actively intervene to assist management to maximize stockholder value. Ault Alpha believes that an activist role can result in the creation of significant value and larger than average returns on investment. Ault Alpha will own a concentrated portfolio, and typically invest with a long-term perspective. Further, Ault Alpha will employ a systematic process, developed over decades of collective experience in the capital and credit markets, to seek specific value-creating events and/or special situations, to provide compelling return potential and generate competitive capital appreciation and total return by making investments in three key categories: (i) undervalued or overvalued assets; (ii) activist trading; and (iii) volatility trading and arbitrage. Ault Alpha has purchased the Company’s common stock in open-market transactions.

AGREE

AGREE seeks to invest in various classes of commercial and residential real estate including hospitality, multifamily, and industrial properties targeting the middle market segment in locations demonstrating relative value. AGREE’s objective is to generate risk adjusted returns through development, capital investment and operational improvement, leveraging the management team’s expertise and well-established relationships with real estate investment professionals, brokers, lenders and developers. The focus will be in U.S. tertiary markets with growing populations, income growth and access to highly populated metropolitan areas as primary demand drivers. AGREE is one of BitNile’s strategies to invest in inflation-resistant undervalued assets and realize capital appreciation through cap rate compression over time. AGREE owns and operates both Third Avenue Apartments and AGREE Madison.

Ault Media Group

Ault Media Group (“AMG”) is comprised of a diverse team of media professionals with expertise in creating all forms of media, communications, and content including web development, corporate communications, social media, scripted, and unscripted television. Our online virtual training courses (via the LightSpeedVT platform) also offer in-depth business learning. AMG’s specialized team of producers brings years of university-proven training methods and a history of developing educational materials up to a Master's degree level. AMG’s first course, relating to initial public offerings, is currently in the final stages of production, with more courses soon to follow.

Along with training and communications strategies, AMG also offers comprehensive consulting for the development and execution of large and small scale conferences and event planning. From event space acquisition to digital ticketing, keynote speakers, lighting, stage crews, and advertising media buys, AMG will provide the necessary contacts and guidance to assure a successful and smooth-running event.

Our Strategy

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

Our Executive Committee approves and manages our investment strategy. Upon making an investment, we often become actively involved in the companies we seek to acquire. That activity may involve a broad range of approaches, from influencing the management of a target to take steps to improve stockholder value, to acquiring a controlling or sizable but non-controlling interest or outright ownership of the target company in order to implement changes that we believe are required to improve its business, and then operating and expanding that business.

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

Management Strategy

Our management strategy involves the proactive financial and operational management of the businesses we own in order to increase cash flows and stockholder value. Ault Alliance actively oversees and supports the management teams of each of our businesses by, among other things:

●	recruiting and retaining talented managers to operate our businesses using structured incentive compensation programs, including non-controlling equity ownership, tailored to each business;
●	regularly monitoring financial and operational performance, instilling consistent financial discipline, and supporting management in the development and implementation of information systems to effectively achieve these goals;
●	identifying and aligning with external policy and performance tailwinds such as those influenced by growing climate, health, and social justice concerns (and similar environmental, social and governance (“ESG”) drivers);
●	assisting management in their analysis and pursuit of prudent organic growth strategies;
●	identifying and working with management to execute attractive external growth and acquisition opportunities;
●	assisting management in controlling and right-sizing overhead costs;
●	nurturing an internal culture of transparency, alignment, accountability and governance, including regular reporting;
●	professionalizing our subsidiaries at scale; and
●	forming strong subsidiary level boards of directors to supplement management in their development and implementation of strategic goals and objectives.

Specifically, while our businesses have different growth opportunities and potential rates of growth, we expect Ault Alliance to work with the management teams of each of our businesses to increase the value of, and cash generated by, each business through various initiatives, including:

●	making selective capital investments to expand geographic reach, increase capacity, or reduce manufacturing costs of our businesses;
●	investing in product research and development for new products, processes or services for customers;
●	improving and expanding existing sales and marketing programs;
●	pursuing reductions in operating costs through improved operational efficiency or outsourcing of certain processes and products; and
●	consolidating or improving management of certain overhead functions.

Our businesses typically acquire and integrate complementary businesses. We believe that complementary add-on acquisitions improve our overall financial and operational performance by allowing us to:

●	leverage manufacturing and distribution operations;
●	leverage branding and marketing programs, as well as customer relationships;
●	add experienced management or management expertise;
●	increase market share and penetrate new markets; and
●	realize cost synergies by allocating the corporate overhead expenses of our businesses across a larger number of businesses and by implementing and coordinating improved management practices.

Acquisition Strategy

Our acquisition strategy is to acquire businesses that we believe to be to undervalued and have disruptive technologies with a global impact that we expect to produce stable and growing earnings and cash flow. In this respect, we expect to make acquisitions in industries other than those in which our businesses currently operate if we believe an acquisition presents an attractive opportunity. We believe that attractive opportunities will continue to present themselves, as private sector owners seek to monetize their interests in long-standing and privately-held businesses and large corporate parents seek to dispose of their “non-core” operations.

Our ideal acquisition candidate has the following characteristics:

●	is a leading branded consumer or niche industrial company headquartered in North America;
●	maintains highly defensible position in the markets it serves and with customers;
●	operates in an industry with favorable long-term macroeconomic trends;
●	has a strong management team, either currently in place or previously identified, and meaningful incentives;
●	has low technological and/or product obsolescence risk; and
●	maintains a diversified customer and supplier base.

We benefit from Ault Alliance’s ability to identify potential diverse acquisition opportunities in a variety of industries. In addition, we rely upon our Executive Committee and other members of our management team’s experience and expertise in researching and valuing prospective target businesses, as well as negotiating the ultimate acquisition of such target businesses. In particular, because there may be a lack of information available about these target businesses, which may make it more difficult to understand or appropriately value such target businesses, Ault Alliance:

●	engages in a substantial level of internal and third-party due diligence;
●	critically evaluates the target management team;
●	identifies and assesses any financial and operational strengths and weaknesses of the target business;
●	analyzes comparable businesses to assess financial and operational performances relative to industry competitors;
●	actively researches and evaluates information on the relevant industry; and
●	thoroughly negotiates appropriate terms and conditions of any acquisition.

The process of acquiring new businesses is both time-consuming and complex. Our management team historically has taken from two to six months to perform due diligence, negotiate and close acquisitions. Although our management team is at various stages of evaluating several transactions at any given time, there may be periods of time during which our management team does not recommend any new acquisitions. Even if an acquisition is recommended by our management team, our Board may not approve it.

A component of our acquisition financing strategy that we utilize in acquiring the businesses we own and manage is to provide both equity capital and debt capital. We believe, and it has been our experience, that having the ability to finance our acquisitions with capital resources raised by us, rather than negotiating separate third-party financing, provides us with an advantage in successfully acquiring attractive businesses by minimizing delay and closing conditions that are often related to acquisition-specific financings. In addition, our strategy of providing this intercompany debt financing within the capital structure of the businesses we acquire and manage allows us the ability to distribute cash to the parent company through monthly interest payments and amortization of principle on these intercompany loans.

Upon acquisition of a new business, we rely on our management team’s experience and expertise to work efficiently and effectively with the management of the new business to jointly develop and execute a successful business plan.

Strategic Advantages

Based on the experience of our management team and its ability to identify and negotiate acquisitions, we believe we are well-positioned to acquire additional businesses. Our management team has strong relationships with business brokers, investment and commercial bankers, accountants, attorneys and other potential sources of acquisition opportunities. In addition, our management team has a successful track record of acquiring and managing businesses in various industries. In negotiating these acquisitions, we believe our management team has been able to successfully navigate complex situations surrounding acquisitions, including corporate spin-offs, transitions of family-owned businesses, management buy-outs and reorganizations.

Our management team has a large network of deal intermediaries whom we expect to expose us to potential acquisitions. Through this network, as well as our management team’s proprietary transaction sourcing efforts, we have a substantial pipeline of potential acquisition targets. Our management team also has a well-established network of contacts, including professional managers, attorneys, accountants and other third-party consultants and advisors, who may be available to assist us in the performance of due diligence and the negotiation of acquisitions, as well as the management and operation of our acquired businesses.

Valuation and Due Diligence

When evaluating businesses or assets for acquisition, our management team performs rigorous due diligence and a financial evaluations process including an evaluation of the operations of the target business and the outlook for its industry. While valuation of a business is a subjective process, we define valuations under a variety of analyses, including:

●	discounted cash flow analyses;
●	evaluation of trading values of comparable companies;
●	expected value matrices; and
●	examination of comparable recent transactions.

One outcome of this process is a projection of the expected cash flows from the target business. A further outcome is an understanding of the types and levels of risk associated with those projections. While future performance and projections are always uncertain, we believe that with detailed due diligence, future cash flows will be better estimated and the prospects for operating the business in the future better evaluated. To assist us in identifying material risks and validating key assumptions in our financial and operational analysis, in addition to our own analysis, we engage, as necessary, third-party experts to review key risk areas, including legal, tax, regulatory, accounting, insurance and environmental. We also engage technical, operational or industry consultants, as necessary.

A further critical component of the evaluation of potential target businesses is the assessment of the capability of the existing management team, including recent performance, expertise, experience, culture and incentives to perform. Where necessary, and consistent with our management strategy, we actively seek to augment, supplement or replace existing members of management who we believe are not likely to execute our business plan for the target business. Similarly, we analyze and evaluate the financial and operational information systems of target businesses and, where necessary, we enhance and improve those existing systems that are deemed to be inadequate or insufficient to support our business plan for the target business.

Financing

We incur third party debt financing almost entirely at the parent company level, which we use, in combination with our equity capital, to provide debt financing to each of our businesses and to acquire additional businesses. We believe this financing structure is beneficial to the financial and operational activities of each of our businesses by aligning our interests as both equity holders of, and lenders to, our businesses, in a manner that we believe is more efficient than each of our businesses borrowing from third-party lenders.

Ault Disruptive Technologies Corporation

Ault Disruptive Technologies Corporation, a Delaware corporation (“ADTC”), is a recently-organized special purpose acquisition company, or SPAC, incorporated in February 2021 whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which ADTC refers to as its initial business combination. To date, ADTC’s efforts have been limited to organizational activities, activities related to its initial public offering and preliminary discussions with certain parties that could become ACTC’s target company. ADTC has not selected any specific business combination target and it has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with ADTC.

While ADTC may pursue an initial business combination opportunity in any business, industry, sector or geographical location, ADTC intends to focus on opportunities to acquire companies with innovative and emerging technologies, products or services that have the potential to transform major industries and radically impact society. ADTC intends to acquire a target business or businesses with disruptive technologies that our management team believes can achieve mainstream adoption and create opportunities for long-term appreciation in value. ADTC’s sponsor, Ault Disruptive Technologies Company, LLC, is a wholly owned subsidiary of BitNile.

IMHC

On March 20, 2022, we, TOGI and IMHC entered into the Acquisition Agreement whereby TOGI will, upon closing, become a subsidiary of IMHC (the “Acquisition”).

Upon completion of the Acquisition, which is contingent upon the completion of an audit of TOGI and each party’s satisfaction or waiver of certain customary closing conditions set forth in the Acquisition Agreement, IMHC will change its name to TurnOnGreen and, through an upstream merger whereby the current TOGI shall cease to exist, have two operating subsidiaries, TOG Technologies and Digital Power. Promptly following the closing of the Acquisition, IMHC will dissolve its three dormant subsidiaries. Subsequent to the Acquisition, we will assist TurnOnGreen in pursuing an uplisting to the Nasdaq Capital Market, subject to Nasdaq’s seasoning rules and other criteria for listing.

We anticipate that our stockholders will in due course receive a dividend of securities of TOGI. We expect to distribute to our stockholders approximately 140 million common shares of IMHC we own and an equal number of warrants to purchase such shares of IMHC at the time of the record date to be set therefor, subject to regulatory approval and compliance with U.S. federal securities laws.

TOGI

TOGI, through Digital Power and TOG Technologies, is engaged in the design, development, manufacture and sale of highly engineered, feature-rich, high-grade power conversion and power system solutions for mission-critical applications and processes. For more than 50 years, Digital Power has been devoted to the perfection of our power solution products that have enabled customer innovation in complex product applications covering a wide range of industries. A natural outgrowth of our development of these power systems has been our effort to apply our proprietary core power technologies to optimizing the design and performance of electric vehicle (“EV”) charging solutions. We introduced our product line of residential and commercial high-speed EV charging solutions in late 2021. We believe that our EV charging solutions represent an entire new generation of new chargers due to dramatic improvements in electronic circuitry size reduction, power conversion efficiency, modular topology, and output density. We believe that our feature-rich EV chargers address the specific needs of multifamily unit home dwellers and single family homeowners by providing adjustable electric current options, restricted user access, LCD touch screen for simple point of operation use, Bluetooth connectivity and programmable RFID card features. By leveraging our experience and expertise in power conversion and generation, we believe we can rapidly become a meaningful participant in the high growth EV charging solution market.

At Digital Power, we currently provide a comprehensive range of integrated power system solutions that are designed to meet the diverse and precise needs of our customers with the highest levels of efficiency, flexibility, and scalability. We design, develop, and manufacture custom-made power systems incorporating our products to meet performance and/or form factor requirements that cannot be met with standard products. These power system solutions are designed to function reliably in harsh environments for defense and aerospace applications and are capable of being utilized under other environmental conditions in specialized product applications ranging from industrial equipment to medical instrumentation. Our products are highly adaptive and feature soft configurations to meet the requirements of both our customers and OEMs. These products include our Open-Frame series of products, which are the industry’s smallest open frame AC/DC switchers, high-performance AC/DC desktop adaptor power supplies and a full range of compact AC or DC power supplies. We have been advised by our customers that our power supply products have achieved general recognition as quality products.

We recently formed TOG Technologies, following more than two years of engineering design and product prototypes, to provide EV drivers of all types with easy access to convenient, reliable, and high-speed EV charging. We offer a Level 2 AC charging infrastructure for use at home, work and at play, and a Level 3 DC Fast charger infrastructure for high traffic, high density urban, suburban, and exurban locations. Our EV charging solutions are designed to address the expected rapid expansion of infrastructure required to support broad adoption of EVs globally. Our innovative charging solutions produce a full charge for an EV with a 150-mile range battery in approximately 30 minutes. We provide a wide range of EV charging solutions, including a Level 2 AC charging product line compatible with the SAE J1772 standard, and a Level 3 DC Fast charging product line compatible with the Combined Charging System and CHArge de MOve industry standards.

Our charging network is capable of natively charging all EV models and supports all charging standards currently available in the U.S., including Tesla models, with SAE J1772 adapters typically included with the purchase or with third-party adapters that may be purchased separately. This network can serve a wide variety of private, retail and commercial customers. Our charging systems have been tested and certified by nationally recognized testing laboratories including Underwriters Laboratories, Intertek and TÜV Rheinland for operating safety according to the highest standards in the market coordinated by the American National Standards Institute, an independent organization. We anticipate rapid growth in the number of EVs in North America, in part in response to consumer demand for vehicles with greater fuel efficiency and lower environmental emissions. We intend to expand our network of charging stations to accommodate this growth while prioritizing development of locations with favorable traffic and utilization characteristics.

We are currently in the process of installing our DC Fast chargers at multiple Tim Hortons locations (North America’s fourth largest publicly traded quick service restaurant chain) in Canada pursuant to a pilot program agreement with Okanogan TH Holdings Ltd., a licensed franchisee of that chain. During the pilot period, EV charging net revenues are split between us and the franchisee. The agreement will allow TOGI to retain 100% of the gross revenue until our capital expenditures are fully recovered and subsequently we will share 50% of the net revenue with the franchisee. We will own and operate the electric vehicle supply equipment (“EVSE”) at select locations and be responsible for the costs associated with designing, manufacturing, installing and maintaining the EV chargers.

Our “go to market” strategy is to be supplier of choice across numerous specialized markets that require high-quality power system solutions where custom design, product quality, responsiveness and reliability are critical to business success. We believe that we provide advanced custom product design services to deliver high-grade products that reach a high level of efficiency and density and can meet rigorous environmental requirements. We believe this integrated approach, which many of our competitors do not provide, allows our customers to obtain all their needs for designing and manufacturing power solutions and products from a single source, enabling us to establish an ongoing relationship with our customers to provide for their future requirements. By implementing our proprietary core technology, including process implementation in integrated circuits, we can provide cost reductions to our customers by replacing their existing power sources with our custom-designed and engineered products.

Looking ahead, our mission is to maintain our core power electronics business and existing relationships while leveraging the experience and expertise we have gained in the development of power system solutions to introduce EV charging solutions. By offering EV charging solutions, as well as a convenient, reliable and affordable EV charging e-mobility network through TOG Technologies, we intend to drive sustainable, mission-driven growth related to powering environmentally beneficial EVs while continuing to be recognized as a trusted provider of advanced power supply technology.

Our Growth Strategies

Our power products and charging solutions are sold in the form of hardware, extended warranty purchases, recurring network subscriptions, operations and maintenance plans, and other related services. We will continue to optimize our operating model, combining high quality power and charging hardware and related services with appealing business models for our customers. We believe that this approach creates significant customer network effects and provides the potential for recurring revenues. Key elements of our growth strategies include:

➢	Continue to Innovate and Enhance Our EV Products. While maintaining our core power electronics business in existing product markets, we intend to support the growth of the company by introducing advanced, new power technologies with respect to our eMobility network and EV charging infrastructures. Specifically, we intend to take advantage of a significant increase in eMobility market opportunities that we expect to see over the next five to ten years for our non-networked and networked Level 2 AC chargers and our high-power Level 3 DC Fast charging solutions. Subject to obtaining sufficient capital, we intend to invest in EV charging station components for use in connection with installations of charging solutions at customer sites. We will expand our eMobility charging services through our TurnOnGreen Served (“TOGS”) Software Platform as a Service (“SPaaS”) for commercial and fleet customers and continue to design and develop innovative products and services leveraging our knowledge of power electronics technology and advanced charging network management.

➢	Develop Our Strategic Channel Partnership Network. To achieve our goals, particularly with respect to the rapid deployment of our EV charging products, we will evaluate and enter strategic channel partnerships and independent distribution arrangements that facilitate our ability to bring solutions to a wider network of EV drivers than we would be able to reach on our own. For example, we are an approved vendor for Consolidated Electrical Distributors, Inc. (“CED”), a large privately owned electrical distribution company with locations throughout the U.S. We are currently supplying our EV charging equipment to CED centers on the West coast and in several southern states.

➢	Expand Within Existing Customers. We are focused on maintaining our customer retention model, which encourages existing customers to increase their utilization of our power products and establishing an ongoing relationship to provide for their future requirements. We expect additional growth to result from the breadth of ecosystem integrations that are enabled through our TOGS SPaaS charging services. This eMobility network would integrate platforms such as in-vehicle infotainment systems, consumer mobile applications, payment systems, mapping tools, home automation assistants, fleet fuel cards and residential utility programs.

➢	Make Opportunistic Investments in Marketing. We intend to continue to aggressively market and sell our core power products through our existing domestic and international markets, with an emphasis on the North American market. We also intend to generate revenues by our eMobility charging services through various strategic channel partnerships and business models to reach new customers, in each case coordinated through our dedicated sales groups.

➢	Pursue Strategic Business Acquisitions for Growth. Through selective acquisitions of, or investments in, complementary businesses, products, services and technologies in the power electronics, EV charging solutions and other electronics-driven industries, we aim to broaden our existing product and technology base, build on our long-standing industry relationships and enhance our ability to penetrate new markets. We are experienced at evaluating prospective operations to increase efficiencies and capitalize on market and technological synergies. We currently have no commitments or agreements with respect to any such acquisitions or investments.

Our Power System Markets and Customers

Our power systems sell as integrated solutions to diverse customers to address a wide range of product applications in the specialized markets we serve, including medical and healthcare, defense and aerospace, and industrial and telecommunications. We also sell our products as stand-alone products to our commercial customers, which are frequently custom made to specifications. Our current commercial customer base consists of approximately 220 companies, which are served through our direct sales team and our strategic channel partnerships. Successful marketing of our products is dependent on the maintenance of strong relationships in the following key markets.

Medical and Healthcare. Our power solutions are ideal for healthcare and medical applications that require a high level of reliability and performance due to their quality, output power and high-power density. Our power supplies meet the rigorous medical safety requirements and major industrial safety standards related to such products to major industrial safety standards, including the EN60601-1-2 4.1 series of technical standards for medical equipment and the EMC compliance requirements, and facilitate medical device and system manufacturers’ compliance testing of their own products. Our third-party qualification testing facilities are also approved by various safety agencies to test and qualify power products to be used in medical devices. We have obtained the medical quality management systems ISO 13485 certification to support rigorous design requirements and high-quality manufacturing of our medical power systems. Our medical power products help OEMs minimize the risk of encountering unexpected development problems outside of their own areas of expertise. Representative applications that utilize or incorporate our power products in the medical and healthcare industry include portable oxygen concentrators, patient monitoring systems, pulsed lasers drivers for dental and surgical treatment, DNA sequencers, medical beds and ultrasounds.

Defense and Aerospace. We offer a broad range of rugged power solutions for the defense and aerospace market. These solutions feature the ability to withstand harsh environments. For more than 50 years, we provided rugged commercial off the shelf (“COTS”) products and custom power solutions designed for end-to-end military and aerospace applications. We offer a wide variety of units designed to comply with the most demanding MIL-STDs. Our military products meet all relevant military standards in accordance with the Defense Standardization Program Policies and Procedures. This includes specifications related to space, weight, output power, electromagnetic compatibility, power density and multiple output requirements, all of which we meet due to the decades of experience held by our engineering team. Certain of our products that are specifically designed, modified, configured or adapted for military systems are subject to the U.S. International Traffic in Arms Regulations (“ITAR”), which are administered by the U.S. Department of State. We obtain required export licenses for any exports subject to ITAR. Our third-party defense manufacturing facilities are compliant with the AS9100 international Quality Management System standard for the aviation, space and defense industry. Representative applications that utilize or incorporate our power products in the defense and aerospace industry include mobile and ground communications, naval power conversion, automated test and simulation equipment for weapon systems, combat and airborne power supplies, radar arrays power source, tactical gyro position and navigation systems and active protection of tactical vehicles.

Industrial and Telecommunications. We build products for custom and standard applications used in industrial and telecommunication markets to the highest standards in flexibility, efficiency, and reliability. Our compact, high-density, and flexible power supplies and power converters are designed for optimal performance, functionality, and reduced cost. Due to the breadth of our experience, our products have proven to meet stringent design requirements. Our industrial power solutions are designed to stand up to the extreme temperatures, input surges, vibration and shock found through uses such as industrial automation, material handling, industrial lasers, robotics, agriculture, oil and gas, mining, and outdoor applications. Our proprietary technology is designed for thermal management, reliability, electromagnetic interference (“EMI”) and EMC specifications and power density, with rugged performance that is typically unavailable in standard supplies from our competitors. Representative applications that utilize or incorporate our power products in the industrial and telecommunications industry include packaging equipment, laboratory and diagnostic equipment, industrial laser drivers, datacenter computing and turbomachinery control solutions.

The EV Charging Industry and Our Revenue Models

The market for battery electric vehicles (“BEVs”) and plug-in hybrid electric vehicles (“PHEVs”) has experienced substantial growth in the past five years, and we believe that growth will increase significantly over the next five years. As the economic and environmental costs of fossil fuel burning automobiles increases each year, consumer demand for vehicles with greater fuel efficiency, greater performance and with lower or no environmental emissions has also increased. With a variety of federal, state and municipal incentive programs for both EV drivers and EV supply equipment infrastructure construction, we anticipate a significant increase in the demand for BEV and PHEV charging solutions at home, work and in public settings.

The market for sustained growth of the EV charging industry is substantial and continuing worldwide. Multiple states and municipalities have set ambitious zero emission vehicle goals for the next ten years. In order to meet these goals, mandates for EV sales have been established by states like California, New York, Oregon and Washington. At the same time, oil and gas prices continue to rise and EV battery technology continues to improve and become more affordable. The average consumer cost to acquire an EV declined 13.5% from 2018 to 2019, according to general industry statistics, and continues to fall as more automobile manufacturers introduce new EV models to the market each year.

According to the Electric Drive Transportation Association, sales of plug-in vehicles since introduction to the market in 2010 is over 500,000 vehicles and, according to a third-party research firm, sales are expected to grow by a factor of 12 to over 4,000,000 vehicles in 2025. The cost to maintain an EV is half of what it costs to maintain an internal combustion engine (“ICE”) automobile, according to third party research, and the cost to add 200 miles of range to an ICE car is roughly twice the cost of its all-electric counterpart.

The final barrier to widespread BEV and PHEV adoption is the current status of the EV charging infrastructure. We believe that the demand for EV charging is increasing each day. Utility companies are upgrading their grid infrastructure in preparation for the increased demand. We expect the demand from businesses, municipalities and individuals to outpace supply over the next five years, creating a highly favorable environment for EVSE companies.

We believe that providing energy efficiency in all our power supply and EV charging products leads to long term environmental benefits for society. Increasing consumer demand for EVs provides an opportunity for our charging infrastructure and solutions to be used for powering vehicles with little to no tailpipe emissions or other pollutants. With a shared mission to do our part to fight climate change, we strive to bring to established and emerging markets innovative electronics-driven solutions that provide value for our company and stockholders.

EV Charging Revenue Models

We intend to generate revenues with TOG Technologies primarily through the sale of networked charging hardware, combined with cloud-based services that provide end users the ability to locate and transact with EV chargers, and provide site host customers with the ability to operate and manage their chargers (the “TOG Network” or “TOG Network Services”). TOG Network Services, and an optional extended warranty, are billed as an annual subscription, and access to the network is available through each of our commercial charging ports. We expect that the revenue contribution for recurring TOG Network or extended warranty sales will equal the revenue contribution from one-time EV1100 charger sales for commercial use after approximately seven years. TOG Technologies also offers a hardware portfolio powered by software, which cannot be accessed without a TOG Network subscription.

EV Charging Unit Sales. We recognize revenues through the sale of our charging solutions in the form of hardware sales and extended warranty purchases. We intend to employ various business models with customers for our EV charging unit sales based on which party bears the costs of installation, equipment and maintenance, and the relative percentages of the continuing, long-term revenue-sharing arrangement.

EV Charging Network Services. We intend to provide EV charging network services, including management of user authentication, billing and payments, and power management (also called load balancing). These services will be made available through a recurring subscription business model or through a revenue sharing arrangement that enables us to retain a percentage of the revenue generated from EV charging.

OEM Charging and Related Services. Through discussions with OEM partners, we are pioneering innovative revenue models to meet a wide variety of OEM objectives related to the availability of charging infrastructure and provisioning charging services for EV drivers. We are contracting directly with OEMs to provide charging services to drivers who have purchased or leased EVs from such OEMs and who access our public charger network.

Retail Charging. We intend to sell electricity directly to EV drivers who access our publicly available networked chargers. We offer various pricing plans for customers. Drivers have the choice of charging either as members (with monthly fees and reduced per-minute pricing) through a subscription service, or on a per-use basis as non-members. Drivers locate chargers through our mobile application, their vehicle’s in-dash navigation system, or third-party databases that license charger location information from us. We aim to install our chargers in parking spaces owned or leased by commercial or public entity site hosts that desire to provide our charging services at their locations. Commercial suite hosts include retail centers, offices, medical complexes, airports and convenience stores. We offer charging hosts a range of revenue-sharing arrangements.

Commercial Charging. High volume fleet customers, such as delivery services, can access our charging infrastructure through our public network. Pricing for charging services is to be negotiated directly between us and the fleet owner based on business needs and usage patterns of the fleet, and we will typically contract with and bill the fleet owner directly rather than the individual fleet drivers who utilize our chargers. Access to our public network enables fleet and rideshare operators to support mass adoption of transportation electrification and achieve sustainability goals while avoiding direct capital investments in charging infrastructure or the incurrence of operating costs associated with charging equipment.

Our Competitive Strengths

We offer highly engineered, feature-rich, high-grade power conversion and power system solutions on a global scale. We believe that we differentiate ourselves from our competition and have been able to grow our business because of the following key competitive strengths:

➢	Proprietary Custom-Designed and Engineered Products. We have designed our base model power system platform so that it can be quickly and economically adapted to the specific power needs of any hosting platform or OEM, which minimizes the time between customer consultation and delivery of our power products and systems.

➢	End-to-End Solutions for Customers. We provide end-to-end solutions for the business needs of our customers, from product design and development to multi-year warranty, technical support and ongoing services.

➢	Specialized Technical Expertise and Experience. We have more than 50 years of expertise in power technologies and energy generation, which has given us a wealth of experience in designing and manufacturing AC/DC and DC/DC power conversion solutions, and positions us to benefit from the ongoing transformation towards eMobility with smarter and greener EV charging infrastructure solutions.

➢	Diverse Product and Customer Base and Revenue Streams. We have a diverse power supply product and customer base. With our growing EV charging solution product line, we will receive additional revenue streams through a range of different sources such as energy sales, hardware sales, network management services, advertising sales and energy services. We will also offer customers a variety of business model options, particularly with respect to our EV charging solution installation and maintenance services.

➢	Minimal Non-Recurring Engineering Expenses. Our ability to seamlessly modify our base model power system platform to produce bespoke products for our customer needs results in minimal non-recurring engineering (“NRE”) expenses, meaning we generally avoid charging our OEM customers for those expenses.

➢	Emphasis on Product Design and Development Efforts. Our design and development efforts are focused at the present time on the optimization of the design and performance of our power system and EV charging solutions. This enables us to develop cutting-edge products to support highly complex and evolving markets such as eMobility, cloud computing, military and aerospace.

➢	Commitment to Domestic Production. The Federal government is the largest consumer of electricity in the U.S. and has committed to purchase 100% zero emission vehicles for its 600,000-vehicle fleet by 2035. Subject to obtaining sufficient capital, we intend to lease and equip a new manufacturing and assembly plant to focus on developing our domestic production capabilities to produce Level 2 EV chargers and bid on future Federal EV infrastructure projects.

GWW

GWW provides defense solutions with operations conducted by Gresham Power, Microphase, Enertec and Relec.

Gresham Power (formerly known as Digital Power Limited)

Gresham Power designs, manufactures, and distributes switching power supplies, uninterruptible power supplies and power conversion and distribution equipment frequency converters for the commercial and military markets, under the name Gresham. Frequency converters manufactured by Gresham are used by naval warships to convert their generated 60-cycle electricity supply to 400 cycles. This 400-cycle supply is used to power their critical equipment such as gyro, compass, and weapons systems. Gresham Power also designs and manufactures transformer rectifiers for naval use. Typically, these provide battery supported back up for critical DC systems, such as machinery and communications. In addition, higher power rectifiers are used for the starting and servicing of helicopters on naval vessels, and Gresham now supplies these as part of overall helicopter start and servicing systems. We believe that Gresham Power products add diversity to our product line, provide greater access to the U.K. and European markets, and strengthen our engineering and technical resources.

Gresham Power specializes in engineering, designing and developing power conversion and distribution solutions for Naval applications, with equipment installed on virtually all the U.K. Royal Navy’s submarine and surface fleet. Many of Gresham Power’s ultra-reliable offerings support shipboard distribution of electrical power in emergencies (such as loss of main ship’s power) to enable continued operation of weapons systems, tactical communications and lighting. Gresham Power specializes in a comprehensive range of activities from printed circuit board and mechanical design through prototype development to board and system assembly and test. Its engineers ruggedize Marine power products to meet high levels of shock, vibration, harsh climate conditions and the most rigorous MIL-STD requirements. Gresham Power also has deployed its equipment on vessels of the navies of 15 other countries, including Australia, Malaysia, Oman, Spain, Turkey and Japan.

Microphase

Microphase designs, manufactures and sells microwave electronics components for radar, electronic warfare and communication systems. Such components include RF and microwave filters, diplexers, multiplexers, detectors, switch filters, integrated assemblies and DLVAs. Microphase’s customers are comprised of the U.S. military and allied militaries, and contractors to the U.S. military including prime contractors and sub-contractors. Microphase’s recent technology innovations are used in many significant U.S. Government defense programs, including the Polaris submarine, the F-16, the F-35 and the Predator drone. Other notable programs in which Microphase’s products are or were used include the Atlas Missile, Vanguard Missile, Polaris Missile System, SHRIKE Missile, ARM Missile, Patriot Missile System, THAAD (or Terminal High Altitude Area Defense), the Samos, Tiros, and Currier Space Probes, the B-1 Bomber, F-18, JAS Gripen fighter and the Tornado fighter as well as various land-based improvised explosive devices countermeasures programs and UAV programs including the Predator, the Reaper and the Shadow.

Microphase’s advanced technology products enable the ultra-sensitive detection and high precision video amplification that are necessary to accurately recover the signals and facilitate use of the information received. These products include:

●	filters that sort and clarify microwave signals, including multiplexers with a series of filters combined in a single package;
●	solid state amplifiers that amplify microwave signals;
●	detectors and limiters that are semiconductor devices for detection of radar signals and protection of receivers from damage from high power signals and jamming;
●	detector log video amplifiers that are fully integrated, ruggedized, MIL-STD signal detection systems; and
●	integrated assemblies that combine multiple functions from a range of components and devices, including transmitters, receivers, filters, amplifiers, detectors, and other functionality into single, efficient, high performance, multifunction assemblies.

Manufacturing and Testing

Microphase continually improves internal processes to ensure the highest quality and consistent manufacturing of all our RF, microwave and millimeter wave electronics solutions. We test all our products under stress operating conditions per defined test procedures that we have developed in collaboration with our customers. This approach ensures that our customers can implement our component solutions in broader systems and platforms. Customer specific testing services are offered with custom designed test standards to simulate operation within customer applications.

Compliance with international safety agency standards is critical in every mission critical application that Microphase supports, and electronics solutions play a major role in meeting these compliance requirements. Our safety engineers and quality assurance teams help ensure that our custom products are designed to meet all safety requirements and are appropriately documented to expedite safety approval processes.

Enertec

Based in Israel, Enertec designs, develops, manufactures and maintains advanced end-to-end high technology electronic solutions for military, medical, telecommunications and industrial markets. Those solutions include custom computer-based automated test equipment and turnkey systems to ensure combat readiness, provide command and control, and direct and deploy resources in military operations in harsh environments and battlefield conditions. Enertec also designs, develops, manufactures and maintains high precision calibration equipment for lifesaving medical operations for a global health care products company as well as advance power systems for EV, telecom and other industrial applications. Enertec delivers complete end-to-end project management with requirements definition, systems engineering, design/development, production, testing, integration, field support, maintenance and optimization. Its custom engineered solutions enable and support mission critical air, land and sea military platforms, e.g., missiles, UAVs, combat aircraft, boats, submarines, trailers and satellites.

Enertec’s primary customers include the three major defense contractors in Israel – Israel Air Industries, Rafael and Elbit Systems. In addition, Enertec has a strategic partnership with Cyient to build and deliver solutions for the Indian military. High tech capabilities to deliver advance electronics solutions create opportunities for other GWW operating subsidiaries – Microphase, Relec and Gresham Power – to possibly supply components for future Enertec high technology electronic solutions. Enertec also provides geographic reach into the Middle East and India to broaden GWW’s footprint in delivering the highest quality and most advance technology solutions across the globe.

Enertec is one of Israel’s largest, most well-established manufacturer of test equipment and simulators. Enertec develops and manufactures test systems and simulators for all types of weapons systems at all levels of maintenance, development, and integration. We are currently working on developing a new generation of electronics cards and assemblies to build a new generation of test systems.

Enertec complies with all information security requirements included in its customer contracts as well as all the confidentiality laws that the State of Israel mandates for work related to defense of the country.

Relec

Relec was established in 1978 with the aim of providing specialist power conversion and display solutions to support professionals in the electronics industry. Relec markets and distributes power electronics and display solutions for mission critical rail, industrial, medical, telecoms and military applications. Relec develops custom solutions for various applications ranging from light industrial to heavily ruggedized for the harshest of environments. Relec exerts its utmost effort to customize a product or a feature to achieve optimum performance and service delivery. Relec continues to be guided by this philosophy and currently operates in specific fields, specializing in AC-DC power supplies, DC-DC converters, displays and EMC filters.

Markets

GWW’s operating subsidiaries design, manufacture, and distribute specialized electronic solutions, automated test solutions, power electronics, supply and distribution solutions, and radio, microwave and millimeter wave communication systems and components, with a focus on supporting the global defense industry and mission critical applications in the medical, industrial, transportation and telecommunications markets. The essential nature of these applications provides a degree of insulation from volatility associated with other segments of the global economy while accounting for stability and steady growth of the addressable market opportunities available in market segments that GWW serves. Demand for solutions to meet these requirements continues unaffected, and in many instances increases, in times of global crisis. GWW’s current business base consists of approximately 500 customers in 45 countries situated all over the world.

Total defense spending in the three countries in which GWW currently operates will total more than an estimated $856 billion in 2022. GWW sells to the militaries and defense contractors in 18 other countries as well. Overall global defense spending is expected to grow at a compound annual growth rate (“CAGR”), of 3% through 2028, with U.S. defense spending continuing to lead the world in the same period, according to ASD Reports, Global Defense Budget Analysis—Forecast to 2028. The current conflict in the Ukraine has intensified interest and investment in defense platforms throughout the United Kingdom (U.K.”) and Europe.

We believe that the drive for increased situational awareness and close coordination of air, land, sea, space and cyber operations will fuel an increase in defense electronics subsystems and components with total spending in 2022 of $130 billion and a projected CAGR of 5.6% through 2024, according to Global Defense Electronics Market, Trends, Driver and Outlook for 2020 and Beyond, Renaissance Strategic Advisors, September 2020. The drive for greater connectivity and analytics will in turn increase demand for RF communications, power solutions and electronic control systems content in new major military platforms, right in the sweet spot of GWW’s operating units.

Tens of thousands of companies compete in this market to deliver electronics solutions to meet defense and other mission critical applications. However, GWW’s operating units have longstanding relationships with dominant defense contractors in the U.S. (Lockheed, BAE Systems, L3Harris, Raytheon, Boeing), in the U.K. (BAE, Rolls Royce, Thales, Babcock) and in Israel (Israeli Air Industries, Rafael, Elbit Systems), which hold contracts for major defense platforms with very long life cycles. These relationships enable GWW to narrow the field of competition considerably and thereby to grow based on repeat business with relatively low selling costs.

Beyond the defense arena, initiatives to complete $63 billion in upgrades to the current National Railway System in the U.K. over the next five years while spending $130 billion over the next 10 years to build a high speed rail to link London with the Midlands cities of Birmingham, Leeds and Manchester will generate significant opportunities for growth in demand for power solutions to upgrade and replace current infrastructure, both in rolling stock and track side controls. Relec’s current relationships and track record for supplying power solutions to the U.K. rail industry position GWW ideally to capitalize on these ongoing refurbishment and expansion efforts. A similarly robust market in the medical power supply markets with a CAGR at 6.9%, to reach $1.8 billion in 2025, creates tremendous growth opportunities for our Relec subsidiary in the U.K. The coronavirus pandemic has put healthcare and the medical device industry front and center in the U.S., Europe and Asia, fueling intense interest in the power electronics and display solutions that Relec distributes.

We sell products to our OEM customers through direct sales or through our sales channels, including manufacturers’ representatives for our Gresham Power subsidiary. Our sales strategy is to identify and focus on strategic accounts. This strategy allows us to maintain a close and direct relationship with such accounts, which positions us as the supplier of choice for these customers’ challenging, innovative and demanding new product requirements.

Commercial Customers. We serve global commercial markets including transportation, medical, telecom, and industrial companies. Our products are used in a variety of applications and operate in a broad range of systems where customers require mission critical power reliability and occasionally extreme environmental conditions. Our commercial customers include Elma GmbH, BioSense Webster, a subsidiary of Johnson & Johnson, RS Components, Premier Farnell, Parker Hannifin, Vanderbilt, Zollner, Spectrum Medical and Comnet Communications.

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

At the core of every military electronic system is a power supply. Mission critical systems require rugged high performance power platforms that will operate and survive the harsh environmental conditions placed upon such systems. Our power supplies, which include the following, function effectively in these severe military environments, including missiles – ground-to-air, air-to-air and sea-to-air; naval – naval power conversion and distribution; mobile and ground communications – active protection, communications and navigation; artillery – gyro modular azimuth position and navigation system; surveillance, test equipment; and unmanned aerial vehicle (“UAV”) – Very lightweight power systems.

Our military products meet the relevant U.S. and international Military Standards (“MIL-STDs”) in accordance with the Defense Standardization Program Policies and Procedures. Space, weight, output power, EMC, power density and multiple output requirements are only part of the challenges that any military power supply design faces. With many decades of experience, our engineering teams meet these tough challenges. Our power supplies are a critical component of many major weapon systems worldwide.

Gresham Power develops and manufactures some military and defense products mainly being deployed in several naval fleets.

Sales and Marketing

GWW markets electronics products and solutions directly to customers primarily through the internal sales forces and executives of its operating subsidiaries.

Gresham Power makes limited use strategic operating partners in the Middle East, India and Australia. These representatives promote Gresham Power products and serve as the customer interface in specific parts of the world as agreed. Typically, either Gresham Power or the manufacturing representatives are entitled to terminate the manufacturer representative agreement upon 30 days’ written notice.

Relec advertises in highly targeted industry-specific publications such as Electronics Weekly, New Electronics, Electronic Product Design & Test, Electronics Specifier, Components in Electronics, Design Products & Applications, Rail Technology Magazine, Rail Engineer, and Rail Professional. In addition, Relec also posts regular podcasts on topics of interest to customers and prospects as well as running an active public relations campaign to get placements of earned media and coverage in a wide range of media. We look to replicate similar campaigns in other operating subsidiaries to generate inquiries/leads, raise awareness of GWW and support talent recruiting efforts.

We provide comprehensive collateral materials including product data sheets, participation in trade shows, and our websites, www.greshamwordwide.com, www.relec.co.uk, www.microphase.com and www.greshampower.com. We use our websites to describe our capabilities and emphasize our offerings of bespoke technology solutions to draw inquiries from prospective customers. Our future promotional activities will likely include advertising in industry-specific publications, earned media placements of articles, regular public relations releases and social media postings as well as direct outreach to prospective customers at trade shows, conferences and small group seminars and/or virtual webinars.

Competition

The markets in which Microphase operates is highly competitive and sensitive to technological advances. Many of Microphase’s competitors are larger than it is and maintain higher levels of expenditures for research and development. Principal competitive factors in Microphase’s markets are product quality and reliability; technological capabilities; service; past performance; ability to develop and implement complex, integrated solutions; ability to meet delivery schedules; the effectiveness of third-party sales channels in international markets; and cost-effectiveness.

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

In the video amplifier segment, principal competitors for DLVA sensor products include American Microwave Corporation, a privately held company headquartered in Frederick, MD; Akon Inc., a privately held company based in San Jose, CA; Planar Monolithics Industries, a privately held company based in Frederick, MD; L-3 Narda-Miteq, a subsidiary of L-3 Communications Inc., a publicly traded company based in New York, NY; and Signal Technology, a subsidiary of Crane Co., a publicly traded company based in Stamford, CT.

Our Enertec subsidiary faces direct competition from smaller firms than itself such as Nir Or, EPS, MER, Alexander Schneider, Symcotech and Chaban, which specialize in components of electronic solutions. Offering end-to-end, turnkey solutions gives Enertec a competitive advantage over other private contractors competing to provide the Israeli Ministry of Defense and major OEMs with electronic systems and components. That competitive advantage results in a significant portion of Enertec’s business being de facto “sole source” work without other viable competition.

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

Consolidation in the defense technology solutions market, including through mergers, acquisitions and/or strategic alliances among major entities to which we sell our products, has the potential to intensify the competitive pressures that we face. Many of our existing and potential competitors may be better positioned than we are to acquire other companies, technologies or products. We believe we compete favorably on the basis of multiple factors, including product quality and reliability, technological capabilities, service, past performance, design flexibility and ability to develop and implement complex, integrated solutions customized to our customers’ needs, and cost-effectiveness. Focusing on bespoke technology offerings with relatively low volumes and high margins enables our operating subsidiaries to compete favorably on price against larger companies with much high indirect cost structures. Finally, the fragmentation of the defense technology market also creates opportunities for GWW to grow through acquiring competitors and/or potential competitors.

Compliance with Material Government (Including Environmental) Regulations

ACS

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

The Facility is subject to a final corrective measures plan with the Environment Protection Agency. The seller performed remedial activities at the Facility relating to historical soil and groundwater contamination and ACS is responsible for ongoing monitoring and final remediation plans. We estimate cost of the environmental remediation obligation is approximately $369,000 and reflects our best estimate of probable future costs for remediation based on the current assessment data and regulatory obligations. Future costs will depend on many factors, including the extent of work necessary to implement monitoring and final remediation plans and ACS’s time frame for remediation. We may incur actual costs in the future that are materially different than this estimate and such costs could have a material impact on results of operations, financial condition, and cash flows during the period in which they are recorded.

TOGI

TOGI’s businesses are heavily regulated in most of its markets. TOGI handles power electronics products mainly in the form of power conversion. TOGI must take into account several standards for electronic safety to protect the health of humans and animals. TOGI serves diverse markets including automotive, defense/aerospace, medical/healthcare, industrial and telecommunications, each of which has its own set of their safety regulations and standard that TOGI must comply with.

Government Contracts. The U.S. Government, and other governments, may terminate any of TOGI’s government contracts at their convenience, as well as for default based on our failure to meet specified performance requirements. If any of TOGI’s U.S. Government contracts were to be terminated for convenience, TOGI would generally be entitled to receive payment for work completed and allowable termination or cancellation costs. If any of TOGI’s government contracts were to be terminated for default, generally the U.S. Government would pay only for the work that has been accepted and could require TOGI to pay the difference between the original contract price and the cost to re-procure the contract items, net of the work accepted from the original contract. The U.S. Government can also hold TOGI liable for damages resulting from the default.

Medical device power supplies. TOGI’s medical power supplies must incorporate one or more means of protection (“MOP”) to avoid electrocution. A MOP can be safety insulation, a protective earth, a defined creepage distance, an air gap (clearance) or other protective impedance. These can be used in various combinations - having two MOPs means if one fails, there is another in place. A MOP can be achieved through safety insulation, protective earth, a defined creepage distance, an air gap, other protective impedances, or by implementing a combination of these techniques. TOGI must comply with a standard that treats operators and patients, resulting in the classifications “means of operator protection” and “means of patient protection.” The latter requirements are more stringent because the patient may be physically connected via an applied part and unconscious when the fault occurs.

Environmental. TOGI is subject to various federal, state, local and non-U.S. laws and regulations relating to environmental protection, including the discharge, treatment, storage, disposal and remediation of hazardous substances and wastes. TOGI continually assesses its compliance status and management of environmental matters to ensure that its operations are in compliance with all applicable environmental laws and regulations. Investigation, remediation, and operation and maintenance costs associated with environmental compliance and management of sites are a normal, recurring part of TOGI’s operations.

Non-U.S. Sales. TOGI’s non-U.S. sales are subject to both U.S. and non-U.S. governmental regulations and procurement policies and practices, including regulations relating to import-export control, tariffs, investment, exchange controls, anti-corruption, and repatriation of earnings. Non-U.S. sales are also subject to varying currency, political and economic risks.

GWW

GWW’s businesses are heavily regulated in most of its markets. GWW transacts with numerous U.S. Government agencies and entities, including but not limited to the U.S. Department of Defense (“DoD”), branches of the U.S. military and the Department of Homeland Security. Similar government authorities exercise similar regulatory oversight in GWW’s non-U.S. markets.

Government Contracts. The governments of the U.S., U.K. and Israel may terminate any of GWW’s applicable operating subsidiaries’ government contracts at their convenience, as well as for default based on our failure to meet specified performance requirements. If the U.S. Government terminated any of GWW’s contracts for convenience, GWW generally would be entitled to receive payment for work completed and allowable termination or cancellation costs. If any of GWW’s government contracts were to be terminated for default, generally the U.S. government would pay only for the work that has been accepted and could require GWW to pay the difference between the original contract price and the cost to re-procure the contract items, net of the work accepted from the original contract. The U.S. Government can also hold GWW liable for damages resulting from the default. Similar provisions apply to GWW’s contracts with other governments and to GWW’s subcontractors with major defense contractors who provide systems or military platforms directly to the government.

Power Electronics. In all of GWW’s markets in the U.S., GWW’s commercial power electronics offerings must comply with safety, energy use and operational performance regulations and standards (IEC/EN/UL/CSA) issued and administered by international standards organizations. In the U.S., the Department of Energy, the Environmental Protection Agency and the Federal Communications Commission mandate and enforce compliance with these standards. Outside the U.S., various government agencies in the U.K., Europe and Israel mandate and enforce compliance with these international requirements for safety, energy use and operational performance. In commercial markets, GWW’s suppliers bear most of the expense of compliance with international standards as a standard cost of business. Given the universal application of these requirements, the costs of compliance do not create any competitive disadvantage because all competitors must comply to sell into the market.

Environmental. GWW must meet applicable regulatory, environmental, emissions, safety and other requirements where its customer specifies, or as applicable local regulations or laws require. The products that GWW markets and sells in Europe also may be subject to the 2003 European Directive on Restriction of Hazardous Substances (“RoHS”), which restricts the use of six hazardous materials in the manufacture of certain electronic and electrical equipment, as well as the 2002 European Directive on Waste Electrical and Electronic Equipment (“WEEE”), which determines collection, recycling and recovery goals for electrical goods. In July 2006, GWW’s industry began phasing in RoHS and WEEE requirements in most geographical markets with specific emphasis on consumer-based products. GWW believes that RoHS and WEEE-compliant components may be subject to longer lead-times and higher prices as the industry transitions to these new requirements. REACH (Registration, Evaluation, Authorization and Restriction of Chemicals Registration) is a European Union regulation dating from 18 December 2006. REACH addresses the production and use of chemical substances, and their potential impacts on both human health and the environment.

These regulatory mandates apply to all of GWW’s operating subsidiaries. GWW has structured operations to comply with these requirements and have experienced little to no impact on lead times or prices. Give the applicability of these requirements to all competitors alike, compliance has had no impact on the competitive position of any operating subsidiary.

Non-U.S. Sales. GWW’s non-U.S. sales are subject to both U.S. and non-U.S. governmental regulations and procurement policies and practices, including regulations relating to import-export control, tariffs, investment, exchange controls, anti-corruption, and repatriation of earnings. Non-U.S. sales are also subject to varying currency, political and economic risks.

Security Clearance

As a U.S. Government contractor working on classified projects, Microphase is required to maintain facility and personnel security clearances complying with the DoD and other federal agency requirements. Microphase maintains strict protocols for handling classified information and Confidential Unclassified Information (“CUI”) associated with its work for the DoD and has built a secure restricted area within its Shelton production facility certified for generating, storing and reviewing classified information.

Gresham Power works on many contracts classified as “Official Sensitive” that require individual security clearances and adherence to information security protocols for receiving, handling and storing confidential information as required in the U.K. Official Secrets Act and its implementing regulations.

Enertec complies with all information security requirements included in their customer contracts as well as all the confidentiality laws that the State of Israel mandates for work related to defense of the country.

Audits and Investigations

As a government contractor, we are subject to audits and investigations by U.S. Government agencies including the Defense Contract Audit Agency (the “DCAA”), the Defense Contract Management Agency (the “DCMA”), the Inspector General of the DoD and other departments and agencies, the Government Accountability Office, the DOJ and Congressional Committees. From time-to-time, these and other agencies investigate or conduct audits to determine whether a contractor’s operations are being conducted in accordance with applicable requirements. The DCAA and DCMA also review the adequacy of, and compliance with, a contractor’s internal control systems and policies, including the contractor’s accounting, purchasing, property, estimating, earned value management and material management accounting systems. Our final allowable incurred costs for each year are also subject to audit and have from time to time resulted in disputes between us and the U.S. Government. Any costs found to be improperly allocated to a specific contract will not be reimbursed or must be refunded if already reimbursed. If an audit or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government.

Enertec conducts operations under constant supervision of the Ministry of Defense of Israel and the contractors through which the Ministry of Defense does most of its business. All its contracts are subject to audits of performance, quality and price reasonableness.

Gresham Power contracts with the U.K. Ministry of Defence, Royal Navy or major defense contractors serving those agencies include standard provisions which give the customer the right to audit our performance under those contracts when they see fit. Audits are part of doing business with the government and typically focus on deliveries – on time project milestones as well as quality. The Royal Navy will review Gresham Power pricing of services provided under support contract every 12 months for reasonableness.

The Defense Federal Acquisition Regulation, as implemented in standard contract clauses, mandates that Microphase establish and follow extensive detailed processes and protocols to protect classified information and CUI from disclosure and unauthorized access. That mandate includes a requirement that Microphase formulate and implement a system security plan with 110 different elements and protocols for handling and protecting classified information and CUI. Over the next three years, the DoD will require all participants in the defense supply chain to demonstrate compliance with the Capability Model Maturity Cybersecurity as verified through an independent third-party auditor. Compliance with these mandates requires and will require Microphase to invest significant resources to maintain compliance. For instance, compliance requires extensive security controls on access to Microphase information technology systems, strong firewalls and intrusion monitoring. Microphase will have to hire a full-time person to ensure information security and act as a Facility Security Officer as well as oversee security of all Microphase employees. These investments add to indirect cost pools that Microphase must recover in the price of its products for DoD and contractors.

Gresham Power Electronics Ltd is fully certified as “Cyber Essentials Plus Compliant.” Cyber Essentials Plus is a government-backed, industry-supported scheme to help organizations protect themselves against common online threats. The UK Government requires all suppliers bidding for contracts involving the handling of sensitive and personal information to be certified against the Cyber Essentials Plus program criteria.

Enertec has implemented the strongest possible cyber security protections consistent with the resources available to a company its size.

Other Compliance Matters

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

Research and Development

During the years ended December 31, 2021 and 2020, we spent approximately $2.0 million and $1.8 million, respectively, on research and development.

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

Employee Profile

As of December 31, 2021, we had 323 employees located in the U.S., the U.K. and Israel, of whom 44 were engaged in engineering and product development, 35 in sales and marketing, 175 in general operations and 69 in general administration and finance. All but 10 of these employees are employed on a full-time basis. None of our employees is currently represented by a trade union. We consider our relations with our employees to be good.

As of December 31, 2021, approximately 45% of our current workforce is female, 55% male, and our average tenure is 6.2 years, a decrease of 38% from an average tenure of 10 years as of December 31, 2020. The decrease is primarily due to the addition of 102 employees related to our hotel operations acquired in December 2021.

Talent

A core tenet of our talent system is to both develop talent from within and supplement with external hires. This approach has yielded loyalty and commitment in our employee base which in turn grows our business, our products, and our customers, while adding new employees and external ideas supports a continuous improvement mindset and our goals of a diverse and inclusive workforce. We believe that our average tenure of 6.2 years as of the end of the fiscal year 2021 reflects the engagement of our employees in this core talent system tenet.

The Company believes it materially complies with all applicable state, local and international laws governing nondiscrimination in employment in every location in which the Company operates. All applicants and employees are treated with the same high level of respect regardless of their gender, ethnicity, religion, national origin, age, marital status, political affiliation, sexual orientation, gender identity, disability or protected veteran status.

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

Pay Equity

Our employee compensation strategy supports three primary objectives: attract and retain the best team members; reflect and reinforce our most important values; and align team member interests with stockholder interests in building enduring value. We believe people should be paid for what they do and how they do it, regardless of their gender, race or other personal characteristics. To deliver on that commitment, we benchmark and set pay ranges based on market data and consider factors such as an employee’s role and experience, the location of their job, and their performance. We also regularly review our compensation practices, both in terms of our overall workforce and individual employees, to ensure our pay is fair and equitable.

Total Rewards

As part of our compensation philosophy, we believe that we must offer and maintain market competitive total rewards programs for our employees in order to attract and retain superior talent. In addition to healthy base wages, additional programs include annual bonus opportunities, healthcare and insurance benefits, paid time off, family leave, family care resources and flexible work schedules. We established a Company matched 401(k) plan during 2021 and plan to establish a Company-wide augmented employee stock purchase plan in 2022.

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

You should consider each of the following risk factors and any other information set forth in this Annual Report and the other reports filed by the Company with the SEC, including the Company’s financial statements and related notes, in evaluating the Company’s business and prospects. The risks and uncertainties described below are not the only ones that impact on the Company’s operations and business. Additional risks and uncertainties not presently known to the Company, or that the Company currently considers immaterial, may also impair its business or operations. If any of the following risks actually occurs, the Company’s business and financial condition, results or prospects could be harmed. Please also read carefully the section entitled “Note About Forward-Looking Statements” at the beginning of this Annual Report.

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

We received a subpoena from the Commission in the investigation now known as “In the Matter of DPW Holdings, Inc.,” the consequences of which are unknown.

We received a subpoena in November of 2019 from the Commission that stated that the staff of the Commission is conducting an investigation now known as “In the Matter of DPW Holdings, Inc.” We understand that the subpoena was issued as part of an investigation as to whether we and certain of our officers, directors, employees, partners, subsidiaries and/or affiliates, and/or other persons or entities, directly or indirectly, violated certain provisions of the Securities Act and the Exchange Act, in connection with the offer and sale of our securities. Certain affiliates and related parties of ours have also been subpoenaed. Although the order states that the Commission may have information relating to such alleged violations, the subpoena expressly provides that the inquiry is not to be construed as an indication by the Commission or its staff that any violations of the federal securities laws have occurred. We have produced documents in response to the subpoena. Since the original subpoena was issued, we have received further subpoenas seeking additional documents and testimony from certain members of our management team.

We do not know when the Commission’s investigation will be concluded nor what action, if any, might be taken in the future by the Commission or its staff as a result of the matters that are the subject to its investigation or what impact, if any, the cost of continuing to respond to subpoenas might have on our financial position or results of operations. We have not established any provision for losses in respect of this matter. In addition, complying with any such future requests by the Commission for documents or testimony would distract the time and attention of our officers and directors or divert our resources away from ongoing business matters. This investigation has resulted in, and may continue to result, in significant legal expenses, the diversion of management’s attention from our business, could cause damage to our business and reputation, and could subject us to a wide range of remedies, including enforcement actions by the Commission. There can be no assurance that any final resolution of this and any similar matters will not have a material adverse effect on our financial condition or results of operations.

 We are heavily dependent on our senior management, and a loss of a member of our senior management team could cause our stock price to suffer.

If we lose the services of Milton C. Ault, III, our Executive Chairman, William B. Horne, our Chief Executive Officer, Henry Nisser, our President and General Counsel, or Ken Cragun, our Chief Financial Officer and/or certain key employees, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected. Our existing operations and continued future development depend to a significant extent upon the performance and active participation of these individuals and certain key employees. Although we have entered into employment agreements with Messrs. Ault, Horne and Nisser, and we may enter into employment agreements with additional key employees in the future, we cannot guarantee that we will be successful in retaining the services of these individuals. If we were to lose any of these individuals, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected.

We rely on highly skilled personnel and the continuing efforts of our executive officers and, if we are unable to retain, motivate or hire qualified personnel, our business may be severely disrupted.

Our performance largely depends on the talents, knowledge, skills, know-how and efforts of highly skilled individuals and in particular, the expertise held by our Executive Chairman, Milton C. Ault, III. His absence, were it to occur, would materially and adversely impact development and implementation of our projects and businesses. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. Our continued ability to compete effectively depends on our ability to attract, among others, new technology developers and to retain and motivate our existing contractors. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers. In addition, if any of our executives joins a competitor or forms a competing company, we may lose some customers.

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

Our lending subsidiary, DP Lending, operates under California Finance Lending License #60DBO-77905. Per the Investment Company Act of 1940 companies with substantially all their business confined to making small loans, industrial banking or similar business, such as DP Lending, are excluded from the definition of an investment company.

We have commenced digital asset mining, the output of which is Bitcoin, which the Commission has not indicated it deems a security. In the event that the digital assets that are securities held by us exceed 40% of our total assets, exclusive of cash, we inadvertently become an investment company. An inadvertent investment company can avoid being classified as an investment company if it can rely on one of the exclusions under the Investment Company Act. One such exclusion, Rule 3a-2 under the Investment Company Act, allows an inadvertent investment company a grace period of one year from the earlier of (a) the date on which an issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis and (b) the date on which an issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of government securities and cash items) on an unconsolidated basis. We are putting in place policies that we expect will work to keep the investment securities held by us at less than 40% of our total assets, which may include acquiring assets with our cash, liquidating our investment securities or seeking a no-action letter from the Commission if we are unable to acquire sufficient assets or liquidate sufficient investment securities in a timely manner.

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

At December 31, 2021, we had federal and state net operating loss carry forwards (“NOLs”) for income tax purposes of approximately $25.3 million and $19.2 million after application of limitation set forth in Section 382 of the Internal Revenue Code (“§382”). In accordance with §382, future utilization of our NOLs is subject to an annual limitation as a result of ownership changes that occurred previously. We also maintain NOLs in various foreign jurisdictions.

Our corporate structure and intercompany arrangements are subject to the tax laws of various jurisdictions, and we could face greater than anticipated tax liabilities, which would harm our results of operations.

We are subject to tax laws in the U.S. and certain foreign jurisdictions, including Israel and the U.K. Our income tax obligations are based in part on our corporate structure and intercompany arrangements. The tax laws applicable to our business are increasingly complex, are subject to interpretation and their application can be uncertain. The amount of taxes we pay in the jurisdictions in which we operate could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents.

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

Risks Related to Our Bitcoin Operations

Risks Related to Our Bitcoin Operations – General

Acceptance and/or widespread use of Bitcoin is uncertain.

Currently, there is a limited use of any Bitcoin in the retail and commercial marketplace, thus contributing to price volatility that could adversely affect an investment in our securities. Banks and other established financial institutions may refuse to process funds for Bitcoin transactions or process wire transfers to or from Bitcoin exchanges, Bitcoin-related companies or service providers, which we have experienced, or maintain accounts for persons or entities transacting in Bitcoin. Conversely, a significant portion of Bitcoin demand is generated by investors seeking a long-term store of value or speculators seeking to profit from the short- or long-term holding of the asset. Price volatility undermines any Bitcoin’s role as a medium of exchange, as retailers are much less likely to accept it as a form of payment. Market capitalization for a Bitcoin as a medium of exchange and payment method may always be low.

The relative lack of acceptance of Bitcoins in the retail and commercial marketplace, or a reduction of such use, limits the ability of end users to use them to pay for goods and services. Such lack of acceptance or decline in acceptances could have a material adverse effect on our ability to continue as a going concern or to pursue our business strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of Bitcoins we mine or otherwise acquire or hold for our own account.

The development and acceptance of cryptographic and algorithmic protocols governing the issuance of and transactions in cryptocurrencies is subject to a variety of special economic, geopolitical and regulatory factors, which could slow the growth of the industry in general and our company as a result.

The use of cryptocurrencies, including Bitcoin, to, among other things, buy and sell goods and services and complete transactions, is part of a new and rapidly evolving industry that employs cryptocurrency assets based upon a computer-generated mathematical and/or cryptographic protocol. Large-scale acceptance of cryptocurrencies as a means of payment has not, and may never, occur. The growth of this industry in general, and the use of Bitcoin in particular, is subject to a high degree of uncertainty, and the slowing or stopping of the development or acceptance of developing protocols may occur unpredictably. The factors include, but are not limited to:

●	the progress of worldwide growth in the adoption and use of Bitcoin and other cryptocurrencies as a medium of exchange;

●	the experience of businesses in using Bitcoin;

●	the impact from prominent business leaders in criticizing Bitcoin’s potential harm to the environment and the effect of announcements critical of Bitcoin, such as those that occurred with Elon Musk of Tesla;

●	governmental and organizational regulation of Bitcoin and other cryptocurrencies and their use, or restrictions on or regulation of access to and operation of the network or similar cryptocurrency systems (such as the recent ban in China);

●	changes in consumer demographics and public tastes and preferences, including as may result from coverage of Bitcoin or other cryptocurrencies by journalists and other sources of information and media;

●	the maintenance and development of the open-source software protocol of the network;

●	the increased consolidation of contributors to the Bitcoin blockchain through mining pools and scaling of mining equipment by well-capitalized market participants;

●	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;

●	the use of the networks supporting Bitcoin or other cryptocurrencies for developing smart contracts and distributed applications;

●	general economic conditions and the regulatory environment relating to Bitcoin and other cryptocurrencies;

●	the impact of regulators focusing on cryptocurrencies and the costs, financial and otherwise, associated with such regulatory oversight; and

●	a decline in the popularity or acceptance of Bitcoin could adversely affect an investment in us.

The outcome of these factors could have negative effects on our ability to continue as a going concern or to pursue our business strategy, which could have a material adverse effect on our business, prospects or operations as well as potentially negative effects on the value of any Bitcoin or other cryptocurrencies we mine or otherwise acquire, which would harm investors in our securities. If Bitcoin or other cryptocurrencies we mine do not gain widespread market acceptance or accrete in value over time, our prospects and your investment in us would diminish.

We rely on a sole supplier for our Bitcoin mining machines, and may not be able to find replacements or immediately transition to alternative suppliers. If we were to lose Bitmain as a supplier, or if Bitmain were unable or unwilling to fulfill our orders, any delay or interruption in planned delivery could seriously interrupt our business.

We rely on Bitmain as the sole supplier for our Bitcoin miners. According to Bitmain, it supplies approximately 80% of the global market for ASIC miners, which are used to mine Bitcoin. Currently, we have contracts with Bitmain for the delivery of 20,600 miners, of which approximately 4,754 have been delivered to date, with the remaining miners scheduled to be delivered monthly through December 2022. The market price and availability of new mining machines fluctuates with the price of Bitcoin and can be volatile. Higher Bitcoin prices increase the demand for mining equipment and increases the cost. In addition, as more companies seek to enter the mining industry, the demand for machines may outpace supply and create mining machine equipment shortages. Any future purchase orders with Bitmain for additional miners are subject to availability and price considerations. If we were to lose Bitmain as a supplier, or if Bitmain were unable or unwilling to fulfill our orders or make miners available to use in the future on terms acceptable to us, there can be no assurance that we will be able to identify or enter into agreements with alternative suppliers on a timely basis or on acceptable terms, if at all. Any delay or interruption in the planned delivery of our contracted miners could significantly affect our business, financial condition and results of operations.

Political or economic crises may motivate large-scale sales of cryptocurrencies, which could result in a reduction in values of cryptocurrencies such as Bitcoin and adversely affect an investment in us.

Geopolitical crises, in particular major ones such as Russia’s invasion of Ukraine, may motivate large-scale purchases of Bitcoin and other cryptocurrencies, which could increase the price of Bitcoin and other cryptocurrencies rapidly. This may increase the likelihood of a subsequent price decrease as crisis-driven purchasing behavior dissipates, adversely affecting the value of our Bitcoin following such downward adjustment. Such risks are similar to the risks of purchasing commodities in general uncertain times, such as the risk of purchasing, holding or selling gold. Alternatively, as an emerging asset class with limited acceptance as a payment system or commodity, global crises and general economic downturn may discourage investment in cryptocurrencies as investors focus their investment on less volatile asset classes as a means of hedging their investment risk.

As an alternative to fiat currencies that are backed by central governments, cryptocurrencies, which are relatively new, are subject to supply and demand forces. How such supply and demand will be impacted by geopolitical events is largely uncertain but could be harmful to us and investors in our common stock. Political or economic crises may motivate large-scale acquisitions or sales of cryptocurrencies either globally or locally. Such events could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin or any other cryptocurrencies we mine or otherwise acquire or hold for our own account.

Negative media attention and public perception surrounding energy consumption by cryptocurrency mining may adversely affect our reputation and, consequently, our stock price; particularly in the eyes of some of our investors who may be more interested in our non-crypto operations as a holding company.

Cryptocurrency mining has experienced negative media attention surrounding its perceived high electricity use and environmental impact, which has adversely influenced public perception of the industry as a whole. We believe these factors are overstated for the cryptocurrency mining industry because of the informational disparity between cryptocurrency mining and other energy intensive industries. Cryptocurrency miners (particularly Bitcoin miners) have freely and publicly disclosed their energy consumption statistics because electricity usage, and the associated utility fees, is a cost of production. As increasing numbers of publicly traded cryptocurrency miners enter the market, more data, reliably disclosed in compliance with GAAP, has become available; however, such data has not been made as readily available for competitive payment systems and fiat currencies.

Nevertheless, this negative media attention and public perception may materially and adversely affect our reputation and, consequently, our stock price, particularly in the eyes of our investors who are more interested in our non-crypto operations as a holding company. As a single company within the broader cryptocurrency industry, we are likely incapable of effectively countering this negative media attention and affecting public perception. Therefore, we may not be able to adequately respond to these external pressures, which may cause a significant decline in the price of our common stock.

Banks and financial institutions may not provide banking services, or may cut off services, to businesses like us that engage in cryptocurrency-related activities.

A number of companies that engage in Bitcoin and/or other cryptocurrency-related activities have been unable to find banks or financial institutions that are willing to provide them with bank accounts and other services. Similarly, a number of companies and individuals or businesses associated with cryptocurrencies may have had and may continue to have their existing bank accounts closed or services discontinued with financial institutions in response to government action. The difficulty that many businesses that provide Bitcoin and/or derivatives on other cryptocurrency-related activities have and may continue to have in finding banks and financial institutions willing to provide them services may be decreasing the usefulness of cryptocurrencies as a payment system and harming public perception of cryptocurrencies, and could decrease their usefulness and harm their public perception in the future.

The usefulness of cryptocurrencies as a payment system and the public perception of cryptocurrencies could be damaged if banks or financial institutions were to close the accounts of businesses engaging in Bitcoin and/or other cryptocurrency-related activities. This could occur as a result of compliance risk, cost, government regulation or public pressure. The risk applies to securities firms, clearance and settlement firms, national securities exchanges and derivatives on commodities exchanges, the over-the-counter market, and the Depository Trust Company (“DTC”), which, if any of such entities adopts or implements similar policies, rules or regulations, could negatively affect our relationships with financial institutions and impede our ability to convert cryptocurrencies to fiat currencies. Such factors could have a material adverse effect on our ability to continue as a going concern or to monetize our mining efforts, which could have a material adverse effect on our business, prospects or operations and harm investors.

The price of cryptocurrencies may be affected by the sale of such cryptocurrencies by other vehicles investing in cryptocurrencies or tracking cryptocurrency markets. Such events could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin we mine.

The global market for cryptocurrency is characterized by supply constraints that differ from those present in the markets for commodities or other assets such as gold and silver. The mathematical protocols under which certain cryptocurrencies are mined permit the creation of a limited, predetermined amount of digital currency, while others have no limit established on total supply. Increased numbers of miners and deployed mining power globally will likely continue to increase the available supply of Bitcoin and other cryptocurrencies, which may depress their market price. Further, large “block sales” involving significant numbers of Bitcoin following appreciation in the market price of Bitcoin may also increase the supply of Bitcoin available on the market, which, without a corresponding increase in demand, may cause its price to fall. Additionally, to the extent that other vehicles investing in cryptocurrencies or tracking cryptocurrency markets form and come to represent a significant proportion of the demand for cryptocurrencies, large redemptions of the securities of those vehicles and the subsequent sale of cryptocurrencies by such vehicles could negatively affect cryptocurrency prices and therefore affect the value of the cryptocurrency inventory we hold. Such events could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin or other cryptocurrencies we mine.

Tariffs have increased costs of digital asset mining equipment, and new or additional tariffs or other restrictions on the import of equipment necessary for digital asset mining could have a material adverse effect on our business, financial condition and results of operations.

Equipment necessary for digital asset mining is almost entirely manufactured outside of the U.S. There is currently significant uncertainty about the future relationship between the U.S. and various other countries, including Russia, China, the European Union, Canada, and Mexico, with respect to trade policies, treaties, tariffs and customs duties, and taxes. For example, since 2019, the U.S. Government has implemented significant changes to U.S. trade policy with respect to China. These tariffs have subjected certain digital asset mining equipment manufactured overseas to additional import duties of up to 25%. The amount of the additional tariffs and the number of products subject to them has changed numerous times based on action by the U.S. Government. These tariffs have increased costs of digital asset mining equipment, and new or additional tariffs or other restrictions on the import of equipment necessary for digital asset mining could have a material adverse effect on our business, financial condition and results of operations.

Because there has been limited precedent set for financial accounting for Bitcoin and other digital assets, the determinations that we have made for how to account for digital assets transactions may be subject to change.

Because there has been limited precedent set for the financial accounting for Bitcoin and other digital assets and related revenue recognition and no official guidance has yet been provided by the Financial Accounting Standards Board or the SEC, it is unclear how companies may in the future be required to account for digital asset transactions and assets and related revenue recognition. A change in regulatory or financial accounting standards could result in the necessity to change the accounting methods we currently intend to employ in respect of our anticipated revenues and assets and restate any financial statements produced based on those methods. Such a restatement could adversely affect our business, prospects, financial condition and results of operation.

Risks Related to Our Bitcoin Operations – Operational and Financial

Our results of operations are expected to be impacted by fluctuations in the price of Bitcoin because a significant portion of our revenue is expected to come from Bitcoin mining production.

The price of Bitcoin has experienced significant fluctuations over its relatively short existence and may continue to fluctuate significantly in the future. Bitcoin prices ranged from approximately $7,220 per coin as of December 31, 2019 and $28,922 per coin as of December 31, 2020 to $46,306 per coin as of December 31, 2021, with a high of $68,790 per coin and a low of $28,804 per coin during 2021, according to Coin Market Cap.

We expect our results of operations to continue to be affected by the Bitcoin price as a significant portion of our revenue is expected to come from Bitcoin mining production. Any future significant reductions in the price of Bitcoin will likely have a material and adverse effect on our results of operations and financial condition. We cannot assure you that the Bitcoin price will remain high enough to sustain our operations or that the price of Bitcoin will not decline significantly in the future. Further, fluctuations in the Bitcoin price can have an immediate impact on the trading price of our shares even before our financial performance is affected, if at all.

Various factors, mostly beyond our control, could impact the Bitcoin price. For example, the usage of Bitcoins in the retail and commercial marketplace is relatively low in comparison with the usage for speculation, which contributes to Bitcoin’s price volatility. Additionally, the reward for Bitcoin mining will decline over time, with the most recent halving event having occurred in May 2020 and the next one expected to occur in 2024, which may further contribute to Bitcoin price volatility.

Because of our focus on Bitcoin mining, the trading price of shares of our common stock may increase or decrease with the trading price of Bitcoin, which subjects investors to pricing risks, including “bubble” type risks, and volatility.

The trading prices of our common stock may at times be tied to the trading prices of Bitcoin. Specifically, we may experience adverse effects on our stock price when the value of Bitcoin drops. Furthermore, if the market for Bitcoin mine operators’ shares or the stock market in general experiences a loss of investor confidence, the trading price of our stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our common stock could be subject to arbitrary pricing factors that are not necessarily associated with traditional factors that influence stock prices or the value of non-cryptocurrency assets such as revenue, cash flows, profitability, growth prospects or business activity since the value and price, as determined by the investing public, may be influenced by uncertain contingencies such as future anticipated adoption or appreciation in value of cryptocurrencies or blockchains generally, and other factors over which we have little or no influence or control.

Bitcoin and other cryptocurrency market prices, which have historically been volatile and are impacted by a variety of factors, are determined primarily using data from various exchanges, over-the-counter markets and derivative platforms. Furthermore, such prices may be subject to factors such as those that impact commodities, more so than business activities, which could be affected by additional influence from fraudulent or illegitimate actors, real or perceived scarcity, and political, economic, regulatory or other conditions. Pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of cryptocurrencies, or our share price, making their market prices more volatile or creating “bubble” type risks for the trading price of Bitcoin.

The price of Bitcoin has experienced significant fluctuations over its relatively short existence and may continue to fluctuate significantly in the future. Bitcoin prices ranged from approximately $7,220 per coin as of December 31, 2019 and $28,922 per coin as of December 31, 2020 to $46,306 per coin as of December 31, 2021, with a high of $68,790 per coin and a low of $28,804 per coin during 2021, according to Coin Market Cap. There can be no assurance that similar fluctuations in the trading price of Bitcoin will not occur in the future. Accordingly, since our revenue will depend in part on the price of Bitcoin, and the trading price of our securities may therefore at times be connected to the trading price of Bitcoin, if the trading price of Bitcoin again experiences a significant decline, we could experience a similar decline in revenue and/or in the trading price for shares of our common stock. If this occurs, you may lose some or all of your investment.

Our future success will depend in large part upon the value of Bitcoin. The value of Bitcoin may be subject to pricing risk and has historically been subject to wide swings.

Our operating results from this sector will depend in large part upon the value of Bitcoin because it is the sole digital asset we currently mine. Specifically, our revenues from our Bitcoin mining operations are principally based upon two factors: the number of Bitcoin rewards we successfully mine and the value of Bitcoin. We also receive transaction fees paid in Bitcoin by participants who initiated transactions associated with new blocks that we mine. In addition, our operating results are directly impacted by changes in the value of Bitcoin, because under the value measurement model, both realized and unrealized changes will be reflected in our statement of operations (i.e., we will be marking Bitcoin to fair value each quarter). This means that our operating results will be subject to swings based upon increases or decreases in the value of Bitcoin. Our strategy currently focuses primarily on Bitcoin (as opposed to other digital assets). Further, our miners are principally utilized for mining Bitcoin and cannot mine other digital assets, such as ETH, that are not mined utilizing the “SHA-256 algorithm.” If other digital assets were to achieve acceptance at the expense of Bitcoin, causing the value of Bitcoin to decline, or if Bitcoin were to switch its proof of work algorithm from SHA-256 to another algorithm for which our miners are not specialized, or the value of Bitcoin were to decline for other reasons, particularly if such decline were significant or over an extended period of time, our operating results would be adversely affected, and there could be a material adverse effect on our ability to continue as a going concern or to pursue our business strategy at all, which could have a material adverse effect on our business, prospects or operations, and harm investors.

Bitcoin and other cryptocurrency market prices, which have historically been volatile and are impacted by a variety of factors are determined primarily using data from various exchanges, over-the-counter markets and derivative platforms. Such prices may be subject to factors such as those that impact commodities, more so than business activities, which could be subject to additional influence from fraudulent or illegitimate actors, real or perceived scarcity, and political, economic, regulatory or other conditions. Pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of digital assets, or our share price, inflating and making their market prices more volatile or creating “bubble” type risks for both Bitcoin and our shares of common stock.

 We lack a significant operating history in the cryptocurrency mining space, and our focus on this relatively new business is subject to a number of significant risks and uncertainties that could affect our future viability.

We recently transferred all our mining activity from Ault Alliance to BNI, both of which are wholly owned subsidiaries of our company. As of the date of this Annual Report, we have invested approximately $127 million and agreed to invest approximately $49 million towards the development of our new Bitcoin mining business. BNI was formed to, and has assumed the agreements for the acquisition of miners from Bitmain and other agreements for the acquisition of equipment and services originally entered into by Ault Alliance, but has only recently commenced cryptocurrency mining operations. In order to proceed, we have installed miners and mining infrastructure at our mining facility in Michigan, as well as entered into a long-term contract to purchase electric power from the power grid in our data center in Michigan and use the power to mine cryptocurrencies. Among the risks and uncertainties are:

●	We are currently in discussions with a number of key players in this industry, but have not yet executed any agreements to purchase the power needed over the 28 megawatts (“MW”) we currently possess. While we are in negotiations with one entity in particular that we believe would increase our available power to approximately 300 MW’s at our Michigan facility, we cannot assure you that we will reach an agreement satisfactory to us with this provider on a timely basis, if at all. Even if we do obtain that level of energy at our Michigan facility, we will need to obtain more capacity at a different location to be able to install and power 12,000 of the additional miners we have purchased and will receive from Bitmain over the next six to twelve months. If we are able to enter into agreements for additional power, the terms may not be as attractive as we currently expect, which may inhibit the profitability of this venture;

●	There is a limited number of available miners and the demand from competitors is fierce;

●	Because of supply chain disruptions including those relating to computer chips, we could in the future encounter delivery delays or other difficulties with the purchase, installing and operating of our mining equipment at our facility, which would adversely affect our ability to generate material revenue from our operations;

●	There are a growing number of well capitalized cryptocurrency mining companies including some that have agreed to merge with special purpose acquisition companies, which competitors have significant capital resources, a large supply of miners and operators with experience in cryptocurrency mining. For example, in 2021 Cipher Mining Inc. and Core Scientific, large cryptocurrency mining companies, entered into business combinations Nasdaq-listed special purpose acquisition vehicles;

●	Bans from governments such as China, together with pending legislation in Congress and other regulatory initiatives threaten the ability to use cryptocurrencies as a medium of exchange; and

●	We may not be able to liquidate our holdings of cryptocurrencies at our desired prices if a precipitous decline in market prices occurs and this could negatively impact our future operations.

For all of these reasons, our cryptocurrency mining business may not be successful.

The emergence of competing blockchain platforms or technologies may harm our business as presently conducted by preventing us from realizing the anticipated profits from our investments and forcing us to expend additional capital in an effort to adapt.

If blockchain platforms or technologies which compete with Bitcoin and its blockchain, including competing cryptocurrencies which our miners may not be able to mine, such as cryptocurrencies being developed or may be developed by popular social media platforms, online retailers, or government sponsored cryptocurrencies, consumers may use such alternative platforms or technologies. If that were to occur, we would face difficulty adapting to such emergent digital ledgers, blockchains, or alternative platforms, cryptocurrencies or other digital assets. This may adversely affect us by preventing us from realizing the anticipated profits from our investments and forcing us to expend additional capital in an effort to adapt. Further, to the extent we cannot adapt, be it due to our specialized miners or otherwise, we could be forced to cease our mining or other cryptocurrency-related operations. Such circumstances would have a material adverse effect on our business, and in turn your investment in our securities.

There is a risk that some or all of the Bitcoin we mine could be lost or stolen.

There is a risk that some or all of the Bitcoin we mine could be lost or stolen. In general, cryptocurrencies are stored in cryptocurrency sites commonly referred to as “wallets” by holders of cryptocurrencies which may be accessed to exchange a holder’s cryptocurrency assets. Access to our Bitcoin could also be restricted by cybercrime (such as a denial of service attack). While we plan to take steps to attempt to secure the Bitcoin we hold, there can be no assurance our efforts to protect our cryptocurrencies will be successful.

Hackers or malicious actors may launch attacks to steal, compromise or secure cryptocurrencies, such as by attacking the cryptocurrency network source code, exchange miners, third-party platforms, cold and hot storage locations or software, or by other means. Any of these events may adversely affect our operations and, consequently, our ability to generate revenue and become profitable. The loss or destruction of a private key required to access our digital wallets may be irreversible and we may be denied access for all time to our Bitcoin holdings. Our loss of access to our private keys or our experience of a data loss relating to our digital wallets could adversely affect our business.

Cryptocurrencies are controllable only by the possessor of both the unique public and private keys relating to the local or online digital wallet in which they are held, which wallet’s public key or address is reflected in the network’s public blockchain. We will be required to publish the public key relating to digital wallets in use when we verify the receipt of transfers and disseminate such information into the network, but we will need to safeguard the private keys relating to such digital wallets. To the extent such private keys are lost, destroyed or otherwise compromised, we will be unable to access our Bitcoin rewards and such private keys may not be capable of being restored by any network. Any loss of private keys relating to digital wallets used to store our mined Bitcoin could have a material adverse effect on our results of operations and ability to continue as a going concern, which could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin we mine. For example, the New York Times reported in January 2021 that about 20% of existing Bitcoin appears to be “lost” due to password issues.

We rely on one or more third parties for depositing, storing and withdrawing the Bitcoin we mine, which could result in a loss of assets, disputes and other liabilities or risks which could adversely impact our business.

We currently use a custodial wallet to store the Bitcoin we mine. In order to own, transfer and use Bitcoin on the blockchain network, we must have a private and public key pair associated with a network address, commonly referred to as a “wallet.” Each wallet is associated with a unique “public key” and “private key” pair, each of which is a string of alphanumerical characters. To deposit Bitcoin into our digital wallet, we must direct the transaction to the public key of a wallet that our NYDIG custodial account controls and provides to us, and broadcast the deposit transaction onto the underlying blockchain network. To withdraw Bitcoin from our custodial account, an assigned account representative must initiate the transaction from our custodial account, then an approver must approve the transaction. Once the custodian has verified that the request is valid and who the recipient is through Know Your Customer/Anti-Money Laundering protocols, the custodian then “signs” a transaction authorizing the transfer. In addition, some cryptocurrency networks require additional information to be provided in connection with any transfer of cryptocurrency such as Bitcoin.

A number of errors or other adverse events can occur in the process of depositing, storing or withdrawing Bitcoin into or from our custodial account, such as typos, mistakes or the failure to include the information required by the blockchain network. For instance, a user may incorrectly enter our wallet’s public key or the desired recipient’s public key when depositing and withdrawing Bitcoin. Additionally, our reliance on third parties such as NYDIG and the maintenance of keys to access and utilize our digital wallet will expose us to enhanced cybersecurity risks from unauthorized third parties employing illicit operations such as hacking, phishing and social engineering, notwithstanding the security systems and safeguards employed by us and others. Cyberattacks upon systems across a variety of industries, including the cryptocurrency industry, are increasing in frequency, persistence and sophistication and, in many cases, are being conducted by sophisticated, well-funded, and organized groups and individuals. For example, attacks may be designed to deceive employees and service providers into releasing control of the systems on which we depend to a hacker, while others may aim to introduce computer viruses or malware into such systems with a view to stealing confidential or proprietary data. These attacks may occur on our digital wallet or the systems of our third-party service providers or partners, which could result in asset losses and other adverse consequences. Alternatively, we may inadvertently transfer Bitcoin to a wallet address that we do not own, control or hold the private keys to. In addition, a Bitcoin wallet address can only be used to send and receive Bitcoin, and if the Bitcoin is inadvertently sent to an Ethereum or other cryptocurrency wallet address, or if any of the foregoing errors occur, all of the Bitcoin will be permanently and irretrievably lost with no means of recovery. Such incidents could result in asset loss or disputes, any of which could materially and adversely affect our business.

If a malicious actor or botnet obtains control of more than 50% of the processing power on a cryptocurrency network, such actor or botnet could manipulate blockchains to adversely affect us, which would adversely affect an investment in our company and our ability to operate.

If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power dedicated to mining a cryptocurrency, it may be able to alter blockchains on which transactions of cryptocurrency reside and rely by constructing fraudulent blocks or preventing certain transactions from completing in a timely manner, or at all. The malicious actor or botnet could control, exclude or modify the ordering of transactions, though it could not generate new units or transactions using such control. The malicious actor could “double-spend” its own cryptocurrency (i.e., spend the same Bitcoin in more than one transaction) and prevent the confirmation of other users’ transactions for as long as it maintained control. To the extent that such malicious actor or botnet does not yield its control of the processing power on the network or the cryptocurrency community does not reject the fraudulent blocks as malicious, reversing any changes made to blockchains may not be possible. The foregoing description is not the only means by which the entirety of blockchains or cryptocurrencies may be compromised but is only an example.

Although we are unaware of any reports of malicious activity or control of blockchains achieved through controlling over 50% of the processing power on the network, it is believed that certain mining pools may have exceeded the 50% threshold in Bitcoin. The possible crossing of the 50% threshold indicates a greater risk that a single mining pool could exert authority over the validation of Bitcoin transactions. To the extent that the Bitcoin community, and the administrators of mining pools, do not act to ensure greater decentralization of Bitcoin mining processing power, the feasibility of a botnet or malicious actor obtaining control of the blockchain’s processing power will increase, because such botnet or malicious actor could more readily infiltrate and seize control over the blockchain by compromising a single mining pool, if the mining pool compromises more than 50% of the mining power on the blockchain, than it could if the mining pool had a smaller share of the blockchain’s total hashing power. Conversely, if the blockchain remains decentralized it is inherently more difficult for the botnet or malicious actor to aggregate enough processing power to gain control of the blockchain. If this were to occur, the public may lose confidence in the Bitcoin blockchain, and blockchain technology more generally. This would likely have a material and adverse effect on the price of Bitcoin, which could have a material adverse effect on our business, financial results and operations, and harm investors.

Risks Related to Our Bitcoin Operations – Legal and Regulatory

A particular digital asset’s status as a “security” in any relevant jurisdiction is subject to a high degree of uncertainty and if a regulator disagrees with our characterization of a digital asset, we may be subject to regulatory scrutiny, investigations, fines and penalties, which may adversely affect our business, operating results and financial condition. A determination that Bitcoin is a “security” may adversely affect the value of Bitcoin and our business.

The SEC and its staff have taken the position that certain digital assets fall within the definition of a “security” under U.S. federal securities laws. The legal test for determining whether any given digital asset is a security is a highly complex, fact-driven analysis that may evolve over time, and the outcome is difficult to predict. Our determination that the digital assets we hold are not securities is a risk-based assessment and not a legal standard or one binding on regulators. The SEC generally does not provide advance guidance or confirmation on the status of any particular digital asset as a security. Furthermore, the SEC’s views in this area have evolved over time and it is difficult to predict the direction or timing of any continuing evolution. It is also possible that a change in the governing administration or the appointment of new SEC commissioners could substantially impact the views of the SEC and its staff. Public statements made by senior officials at the SEC indicate that the SEC does not intend to take the position that Bitcoin is a security (as currently offered and sold; in this context, it should be noted that we have no intention of conducting any initial coin offerings). However, such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court and cannot be generalized to any other digital asset. As of the date of this Annual Report, with the exception of certain centrally issued digital assets that have received “no-action” letters from the SEC staff, Bitcoin and Ethereum’s ether are the only digital assets which senior officials at the SEC have publicly stated are unlikely to be considered securities. As a Bitcoin mining company, we do not believe we are an issuer of any “securities” as defined under the federal securities laws. Our internal process for determining whether the digital assets we hold or plan to hold is based upon the public statements of the SEC and existing case law. Similarly, though the SEC’s Strategic Hub for Innovation and Financial Technology published a framework for analyzing whether any given digital asset is a security in April 2019, this framework is also not a rule, regulation or statement of the SEC and is not binding on the SEC.

The classification of a digital asset as a security under applicable law has wide-ranging implications for the regulatory obligations that flow from the offer, sale, trading, and clearing of such assets. For example, a digital asset that is a security may generally only be offered or sold pursuant to a registration statement filed with the SEC or in an offering that qualifies for an exemption from registration. Persons that effect transactions in digital assets that are securities may be subject to registration with the SEC as a “broker” or “dealer.” Platforms that bring together purchasers and sellers to trade digital assets that are securities are generally subject to registration as national securities exchanges, or must qualify for an exemption, such as by being operated by a registered broker-dealer as an alternative trading system (“ATS”), in compliance with rules for ATS’s. Persons facilitating clearing and settlement of securities may be subject to registration with the SEC as a clearing agency.

We analyze whether the digital assets that we mine, hold and sell for our own account could be deemed to be a “security” under applicable laws. Our procedures do not constitute a legal standard, but rather represent our management’s assessment regarding the likelihood that a particular digital asset could be deemed a “security” under applicable laws. Regardless of our conclusions, we could be subject to legal or regulatory action in the event the SEC, a foreign regulatory authority, or a court were to determine that a digital asset currently held by us is a “security” under applicable laws. If the digital assets mined and held by us are deemed securities, it could limit distributions, transfers, or other actions involving such digital assets, including mining.

There can be no assurances that we will properly characterize any given digital asset as a security or non-security for purposes of determining which digital assets to mine, hold and trade, or that the SEC, or a court, if the question was presented to it, would agree with our assessment. We could be subject to judicial or administrative sanctions for failing to offer or sell digital assets in compliance with the registration requirements, or for acting as a broker or dealer without appropriate registration. Such an action could result in injunctions, cease and desist orders, as well as civil monetary penalties, fines, and disgorgement, criminal liability, and reputational harm. For instance, all transactions in such supported digital asset would have to be registered with the SEC, or conducted in accordance with an exemption from registration, which could severely limit its liquidity, usability and transactability. Further, it could draw negative publicity and a decline in the general acceptance of the digital asset. Also, it may make it difficult for such digital asset to be traded, cleared, and custodied as compared to other digital assets that are not considered to be securities.

Current interpretations require the regulation of Bitcoin under the Commodity Exchange Act by the Commodity Futures Trading Commission, and we may be required to register and comply with such regulations. Any disruption of our operations in response to the changed regulatory circumstances may be at a time that is disadvantageous to our investors.

Current and future legislation, regulation by the Commodity Futures Trading Commission (the “CFTC”) and other regulatory developments, including interpretations released by a regulatory authority, may impact the manner in which Bitcoin and other cryptocurrencies are treated for classification and clearing purposes. In particular, derivatives on these assets are not excluded from the definition of “commodity future” by the CFTC. We cannot be certain as to how future regulatory developments will impact the treatment of Bitcoin and other cryptocurrencies under the law.

Bitcoin has been deemed to fall within the definition of a commodity and, we may be required to register and comply with additional regulation under the Commodity Exchange Act, including additional periodic report and disclosure standards and requirements. Moreover, we may be required to register as a commodity pool operator and to register as a commodity pool with the CFTC through the National Futures Association. Such additional registrations may result in extraordinary, non-recurring expenses, thereby materially and adversely impacting an investment in us. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations. Any such action may adversely affect an investment in us.

Additionally, governments may develop and deploy their own blockchain-based digital assets, which may have a material adverse impact on Bitcoin’s price and utility.

Governmental action against digital assets and Bitcoin mining may have a materially adverse effect on the industry, and could affect us if widely adopted.

We and the cryptocurrencies on which our operations will depend are and could become subject to bans and other regulations aimed at preventing what are perceived as some of the negative attributes of Bitcoin and Bitcoin mining. For example, on September 24, 2021, China declared all transactions in and mining of cryptocurrencies, including Bitcoin, illegal. While the ultimate long-term effect of this ban remains uncertain, it could significantly hinder our prospects by limiting a large market for cryptocurrencies within a growing economy. In the hours following China’s announcement of the ban, the price of Bitcoin, which is tied to some extent to public perception of its future value as a form of currency, dropped by nearly $4,000. The ban followed piecemeal regulatory action within China against cryptocurrencies, which was due in part to concerns about the potential for manipulative practices and excessive energy consumption. This could demonstrate the beginning of a regional or global regulatory trend in response to these or other concerns surrounding cryptocurrencies, and similar action in a jurisdiction in which we operate or in general could have devastating effects to our operations. If further regulation follows, it is possible that our industry may not be able to adjust to a sudden and dramatic overhaul to our ability to deploy energy towards the operation of mining equipment.

Because we are unable to influence or predict future regulatory actions taken by governments, we may face difficulty monitoring and responding to rapid regulatory developments affecting Bitcoin mining, which may have a materially adverse effect on our industry and, therefore, our business and results of operations. If further regulatory action is taken by governments in the U.S., our business may be materially harmed, and you could lose some or all of your investment.

The markets for Bitcoin and other cryptocurrencies and the existing markets may be under-regulated and, as a result, the market price of Bitcoin may be subject to significant volatility or manipulation, which could decrease consumer confidence in cryptocurrencies and have a materially adverse effect on our business and results of operations.

Cryptocurrencies that are represented and trade on a ledger-based platform and those who hold them may not enjoy the same benefits as traditional securities available on trading markets and their investors. Stock exchanges have listing requirements and vet issuers, requiring them to be subjected to rigorous listing standards and rules, and monitor investors transacting on such platform for fraud and other improprieties. These conditions may not necessarily be replicated on a distributed ledger platform, depending on the platform’s controls and other policies. The more lax a distributed ledger platform is about vetting issuers of cryptocurrency assets or users that transact on the platform, the higher the potential risk for fraud or the manipulation of the ledger due to a control event. We believe that Bitcoin is not a security under federal and state law.

Bitcoin and other cryptocurrency market prices have historically been volatile, are impacted by a variety of factors, and are determined primarily using data from various exchanges, over-the-counter markets and derivative platforms. Furthermore, such prices may be subject to factors such as those that impact commodities, more so than business activities, which could be subjected to additional influence from fraudulent or illegitimate actors, real or perceived scarcity, and political, economic, regulatory or other conditions. Pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of cryptocurrencies, or our share price, making their market prices more volatile or creating “bubble” type risks for both Bitcoin and shares of our common stock.

These factors may inhibit consumer trust in and market acceptance of cryptocurrencies as a means of exchange which could have a material adverse effect on our business, prospects, or operations and potentially the value of any Bitcoin or other cryptocurrencies we mine or otherwise acquire.

We are subject to risks associated with our need for significant electrical power. Government regulators may potentially restrict the ability of electricity suppliers to provide electricity to mining operations, such as ours.

The operation of a Bitcoin or other Bitcoin mine can require massive amounts of electrical power. We presently have access to 28 megawatt capacity at our Facility, but require an additional 37 megawatt capacity to operate the miners that we expect to receive from Bitmain during 2022. Our mining operations can only be successful and ultimately profitable if the costs, including electrical power costs, associated with mining a Bitcoin are lower than the price of a Bitcoin. As a result, any mine we establish can only be successful if we can obtain sufficient electrical power for that mine on a cost-effective basis, and our establishment of new mines requires us to find locations where that is the case. There may be significant competition for suitable mine locations, and government regulators may potentially restrict the ability of electricity suppliers to provide electricity to mining operations in times of electricity shortage or may otherwise potentially restrict or prohibit the provision or electricity to mining operations. Any shortage of electricity supply or increase in electricity cost in a jurisdiction may negatively impact the viability and the expected economic return for Bitcoin mining activities in that jurisdiction.

Our interactions with a blockchain may expose us to SDN or blocked persons or cause us to violate provisions of law that did not contemplate distributed ledger technology.

The Office of Financial Assets Control of the U.S. Department of Treasury (“OFAC”) requires us to comply with its sanction program and not conduct business with persons named on its specially designated nationals (“SDN”) list. However, because of the pseudonymous nature of blockchain transactions, we may inadvertently and without our knowledge engage in transactions with persons named on OFAC’s SDN list. Our internal policies prohibit any transactions with such SDN individuals, but we may not be adequately capable of determining the ultimate identity of the individual with whom we transact with respect to selling digital assets. In addition, in the future OFAC or another regulator may require us to screen transactions for OFAC addresses or other bad actors before including such transactions in a block, which may increase our compliance costs, decrease our anticipated transaction fees and lead to decreased traffic on our network. Any of these factors, consequently, could have a material adverse effect on our business, prospects, financial condition, and operating results.

Moreover, federal law prohibits any U.S. person from knowingly or unknowingly possessing any visual depiction commonly known as child pornography. Recent media reports have suggested that persons have imbedded such depictions on one or more blockchains. Because our business requires us to download and retain one or more blockchains to effectuate our ongoing business, it is possible that such digital ledgers contain prohibited depictions without our knowledge or consent. To the extent government enforcement authorities literally enforce these and other laws and regulations that are impacted by decentralized distributed ledger technology, we may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which could harm our reputation and could have a material adverse effect on our business, prospects, financial condition, and operating results.

Risks Related to Our Bitcoin Operations – Technological

Cryptocurrencies face significant scaling obstacles that can lead to high fees or slow transaction settlement times and attempts to increase the volume of transactions may not be effective, which could adversely affect an investment in our securities.

Cryptocurrencies face significant scaling obstacles that can lead to high fees or slow transaction settlement times and attempts to increase the volume of transactions may not be effective. Scaling cryptocurrencies is essential to the widespread acceptance of cryptocurrencies as a means of payment, which widespread acceptance is necessary to the continued growth and development of our business. Many Bitcoin networks face significant scaling challenges. For example, cryptocurrencies are limited with respect to how many transactions can occur per second. Participants in the Bitcoin ecosystem debate potential approaches to increasing the average number of transactions per second that the network can handle and have implemented mechanisms or are researching ways to increase scale, such as increasing the allowable sizes of blocks, and therefore the number of transactions per block, and sharding (a horizontal partition of data in a database or search engine), which would not require every single transaction to be included in every single miner’s or validator’s block. However, there is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement of Bitcoin transactions will be effective, or how long they will take to become effective, which could adversely affect an investment in our securities.

There is a possibility of Bitcoin mining algorithms transitioning to proof of stake validation and other mining related risks, which could make us less competitive and ultimately adversely affect our business and the value of our shares.

The protocol pursuant to which transactions are confirmed automatically on the Bitcoin blockchain through mining is known as proof of work. Proof of stake is an alternative method in validating digital asset transactions. Should the Bitcoin algorithm shift from a proof of work validation method to a proof of stake method, mining would require less energy and may render any company that maintains advantages in the current climate (for example, from lower priced electricity, processing, real estate, or hosting) less competitive. We, as a result of our efforts to optimize and improve the efficiency of our Bitcoin mining operations, may be exposed to the risk in the future of losing the benefit of our capital investments and the competitive advantage we hope to gain from this as a result, and may be negatively impacted if a switch to proof of stake validation were to occur. This may additionally have an impact on other various investments of ours. Such events could have a material adverse effect on our ability to continue as a going concern or to pursue our business strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin or other digital assets we mine or otherwise acquire or hold for our own account.

Bitcoin is subject to halving, meaning that the Bitcoin rewarded for solving a block will be reduced in the future and its value may not commensurately adjust to compensate us for such reductions, and the overall supply of Bitcoin is finite.

Bitcoin is subject to “halving,” which is the process by which the Bitcoin reward for solving a block is reduced by 50% for every 210,000 blocks that are solved. This means that the amount of Bitcoin we (or any other mining company) are rewarded for solving a block in the blockchain is permanently cut in half. For example, the latest halving having occurred in May 2020, with a revised payout of 6.25 Bitcoin per block solved, down from the previous reward rate of 12.5 Bitcoin per block solved. There can be no assurance that the price of Bitcoin will sufficiently increase to justify the increasingly high costs of mining for Bitcoin given the halving feature. If a corresponding and proportionate increase in the trading price of these cryptocurrencies does not follow these anticipated halving events, the revenue we earn from our mining operations would see a corresponding decrease, which would have a material adverse effect on our business and operations. To illustrate, even if the price of Bitcoin remains at its current price, all other factors being equal (including the same number of miners and a stable hash rate), our revenue would decrease substantially upon the next halving.

Further, due to the halving process, unless the underlying code of the Bitcoin blockchain is altered (which may be unlikely given its decentralized nature), the supply of Bitcoin is finite. Once 21 million Bitcoin have been generated by virtue of solving blocks in the blockchain, the network will stop producing more which is anticipated to occur in approximately 2140. Currently, there are approximately 19 million Bitcoin in circulation representing about 90% of the total supply of Bitcoin under the current source code. For the foregoing reasons, the halving feature exposes us to inherent uncertainty and reliance upon the historically volatile price of Bitcoin, rendering an investment in us particularly speculative, especially in the long-term. If the price of Bitcoin does not significantly increase in value, your investment in our common stock could decline significantly.

Bitcoin has forked multiple times and additional forks may occur in the future which may affect the value of Bitcoin that we hold or mine.

To the extent that a significant majority of users and mining companies on a cryptocurrency network install software that changes the cryptocurrency network or properties of a cryptocurrency, including the irreversibility of transactions and limitations on the mining of new cryptocurrency, the cryptocurrency network would be subject to new protocols and software. However, if less than a significant majority of users and mining companies on the cryptocurrency network consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “fork” of the network, with one prong running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of the cryptocurrency running in parallel yet lacking interchangeability and necessitating exchange-type transaction to convert currencies between the two forks. Additionally, it may be unclear following a fork which fork represents the original cryptocurrency and which is the new cryptocurrency. Different metrics adopted by industry participants to determine which is the original asset include: referring to the wishes of the core developers of a cryptocurrency, blockchains with the greatest amount of hashing power contributed by miners or validators; or blockchains with the longest chain. A fork in the network of a particular cryptocurrency could adversely affect an investment in our securities or our ability to operate.

Since August 1, 2017, Bitcoin’s blockchain was forked multiple times creating alternative versions of the cryptocurrency such as Bitcoin Cash, Bitcoin Gold and Bitcoin SV. The forks resulted in a new blockchain being created with a shared history, and a new path forward. The value of the newly created versions including Bitcoin Cash, Bitcoin Gold and Bitcoin SV may or may not have value in the long run and may affect the price of Bitcoin if interest is shifted away from Bitcoin to the newly created cryptocurrencies. The value of Bitcoin after the creation of a fork is subject to many factors including the value of the fork product, market reaction to the creation of the fork product, and the occurrence of forks in the future. As such, the value of Bitcoin could be materially reduced if existing and future forks have a negative effect on Bitcoin’s value.

Incorrect or fraudulent cryptocurrency transactions may be irreversible and it is possible that, through computer or human error, or through theft or criminal action, our cryptocurrency rewards could be transferred in incorrect amounts or to unauthorized third parties.

Cryptocurrency transactions are irrevocable and stolen or incorrectly transferred cryptocurrencies may be irretrievable. As a result, any incorrectly executed or fraudulent cryptocurrency transactions, such as a result of a cybersecurity breach against our Bitcoin holdings, could adversely affect our investments and assets. This is because cryptocurrency transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the cryptocurrencies from the transaction. Once a transaction has been verified and recorded in a block that is added to a blockchain, an incorrect transfer of a cryptocurrency or a theft thereof generally will not be reversible and we may not have sufficient recourse to recover our losses from any such transfer or theft. Further, it is possible that, through computer or human error, or through theft or criminal action, our cryptocurrency rewards could be transferred in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts. If an errant or fraudulent transaction in our Bitcoin were to occur, we would have very limited means of seeking to reverse the transaction or seek recourse. To the extent that we are unable to recover our losses from such action, error or theft, such events could have a material adverse effect on our business.

Because many of our digital assets may in the future be held by digital asset exchanges, we could face heightened risks from cybersecurity attacks and financial stability of digital asset exchanges.

We may transfer our digital assets from our wallet to digital asset exchanges prior to selling them. Digital assets not held in our wallet are subject to the risks encountered by digital asset exchanges including a DDoS Attack or other malicious hacking, a sale of the digital asset exchange, loss of the digital assets by the digital asset exchange and other risks similar to those described herein. We do not expect to maintain a custodian agreement with any of the digital asset exchanges that may in the future hold our digital assets. These digital asset exchanges do not provide insurance and may lack the resources to protect against hacking and theft. If this were to occur, we may be materially and adversely affected.

Our use of third-party mining pools exposes us to additional risks.

We receive Bitcoin rewards from our mining activity through third-party mining pool operators. Mining pools allow miners to combine their processing power, increasing their chances of solving a block and getting paid by the network. The rewards are distributed by the pool operator, proportionally to our contribution to the pool’s overall mining power, used to solve a block on the Bitcoin blockchain. Should the pool operator’s system suffer downtime due to a cyber-attack, software malfunction or other issue, it will negatively impact our ability to mine and receive revenue. Furthermore, we are dependent on the accuracy of the mining pool operator’s record keeping to accurately record the total processing power provided to the pool for a given Bitcoin mining application in order to assess the proportion of that total processing power we provided. While we have internal methods of tracking both the hash rate we provide and the total used by the pool, the mining pool operator uses its own record-keeping to determine our proportion of a given reward, which may not match our own. If we are unable to consistently obtain accurate proportionate rewards from our mining pool operators, we may experience reduced reward for our efforts, which would have an adverse effect on our business and operations.

Risks Relates to Our Status as a Holding Company

Our inability to successfully integrate new acquisitions could adversely affect our combined business; our operations are widely disbursed.

Our growth strategy through acquisitions is fraught with risk. On June 2, 2017, we acquired a majority interest in Microphase, on May 23, 2018 we acquired Enertec, on November 30, 2020 we acquired Relec, on January 29, 2021 we acquired the Facility in Michigan, on December 16, 2021, we acquired a majority interest in IMHC, on December 22, 2021 we acquired the four Properties in and around Madison and on December 30, 2021, we acquired certain real property located in St. Petersburg, Florida. Our strategy and business plan are dependent on our ability to successfully integrate Microphase’s, Enertec’s and our other acquisition’s operations, particularly those of Relec and Gresham Power. In addition, while we are based in Las Vegas, NV, our finance department is in Newport Beach, CA, Microphase’s operations are located in Shelton, Connecticut, Enertec’s operations are located in Karmiel, Israel, Gresham Power’s operations are located in Salisbury, England, Madison is located in or near Wisconsin and the St. Petersburg property is located in Florida. These distant locations and others that we may become involved with in the future will stretch our resources and management time. Further, failure to quickly and adequately integrate all of these operations and personnel could adversely affect our combined business and our ability to achieve our objectives and strategy. No assurance can be given that we will realize synergies in the areas we currently operate.

If we make any additional acquisitions, they may disrupt or have a negative impact on our business.

We have plans to eventually make additional acquisitions beyond Microphase, Enertec, Relec, the Facility, IMHC, the Madison Properties and the St. Petersburg property. Whenever we make acquisitions, we could have difficulty integrating the acquired companies’ personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

●	If senior management and/or management of future acquired companies terminate their employment prior to our completion of integration;
●	difficulty of integrating acquired products, services or operations;
●	integration of new employees and management into our culture while maintaining focus on operating efficiently and providing consistent, high-quality goods and services;
●	potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;
●	unanticipated issues with transferring customer relationships;
●	complexity associated with managing our combined company;
●	difficulty of incorporating acquired rights or products into our existing business;
●	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;
●	difficulties in maintaining uniform standards, controls, procedures and policies;
●	potential impairment of relationships with employees and customers as a result of any integration of new management personnel;
●	potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;
●	effect of any government regulations which relate to the business acquired; and
●	potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or the defense of any litigation, whether or not successful, resulting from actions of the acquired company prior to our acquisition.

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

Further, we may not be able to realize the anticipated benefits of completed acquisitions. Some acquisition targets may not have a developed business or are experiencing inefficiencies and incur losses. Additionally, small defense contractors which we consider suitable acquisition targets may be uniquely dependent on their prior owners and the loss of such owners’ services following the completion of acquisitions may adversely affect their business. Therefore, we may lose our investment in the event that the acquired businesses do not develop as planned, we cannot retain key employees or that we are unable to achieve the anticipated cost efficiencies or reduction of losses.

Additionally, our acquisitions have previously required, and any similar future transactions may also require, significant management efforts and expenditures. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, divert the attention of our management and key employees and increase our expenses.

We face risks with respect to the evaluation and management of future platform or add-on acquisitions.

A component of our strategy is to continue to acquire additional add-on businesses for our existing businesses. Generally, because such acquisition targets are held privately, we may experience difficulty in evaluating potential target businesses as the information concerning these businesses is not publicly available. In addition, we and our subsidiary companies may have difficulty effectively managing or integrating acquisitions. We may experience greater than expected costs or difficulties relating to such acquisition, in which case we might not achieve the anticipated returns from any particular acquisition, which may have a material adverse effect on our financial condition, business and results of operations.

We may not be able to successfully fund future acquisitions of new businesses due to the lack of availability of debt or equity financing at the parent company level on acceptable terms, which could impede the implementation of our acquisition strategy and materially adversely impact our financial condition, business and results of operations.

In order to make future acquisitions, we intend to raise capital primarily through debt financing, additional equity offerings, the sale of stock or assets of our businesses, or by undertaking a combination of any of the above. Since the timing and size of acquisitions cannot be readily predicted, we may need to be able to obtain funding on short notice to benefit fully from attractive acquisition opportunities. Such funding may not be available on acceptable terms, if at all. In addition, the level of our indebtedness that we may incur may impact our ability to borrow. Another source of capital for us may be the sale of additional shares, subject to market conditions and investor demand for the shares at prices that we consider to be in the interests of our stockholders. These risks may materially adversely affect our ability to pursue our acquisition strategy successfully and materially adversely affect our financial condition, business and results of operations.

To service any future indebtedness and other obligations, we will require a significant amount of cash.

Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations, of which we currently have very few but may in the future incur, including our obligations under our indebtedness or future outstanding shares of preferred stock, could harm our business, financial condition and results of operations. Our ability to make payments on and to refinance any indebtedness and outstanding preferred stock and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control.

If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to enable us and our subsidiaries to pay our indebtedness or make dividend payments with respect to our any shares of preferred stock that we may issue, or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness or redeem the preferred stock, on or before the maturity thereof, sell assets, reduce or delay capital investments or seek to raise additional capital, any of which could have a material adverse effect on us.

In addition, we may not be able to effect any of these actions, if necessary, on commercially reasonable terms or at all. Our ability to restructure or refinance our indebtedness or redeem the preferred stock will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt or financings related to the redemption of any shares of preferred stock that we may issue could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of future debt instruments or preferred stock may limit or prevent us from taking any of these actions. In addition, any failure to make scheduled payments of interest and principal on any future outstanding indebtedness or dividend payments on any shares of preferred stock that we may issue could harm our ability to incur additional indebtedness or otherwise raise capital on commercially reasonable terms or at all. Our inability to generate sufficient cash flow to satisfy any future debt service and other obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, financial condition and results of operations.

Because we face significant competition for acquisition and business opportunities, including from numerous companies with a business plan similar to ours, it may be difficult for us to fully execute our business strategy. Additionally, our subsidiaries also operate in highly competitive industries, limiting their ability to gain or maintain their positions in their respective industries.

We expect to encounter intense competition for acquisition and business opportunities from both strategic investors and other entities having a business objective similar to ours, such as private investors (which may be individuals or investment partnerships), blank check companies including special purpose acquisition companies, and other entities, domestic and international, competing for the type of businesses that we may acquire. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge, or greater access to capital, than we do, and our financial resources may be relatively limited when contrasted with those of many of these competitors. These factors may place us at a competitive disadvantage in successfully completing future acquisitions and investments.

In addition, while we believe that there are numerous target businesses that we could potentially acquire or invest in, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. We may need to obtain additional financing in order to consummate future acquisitions and investment opportunities and cannot assure you that any additional financing will be available to us on acceptable terms, or at all, or that the terms of our existing financing arrangements will not limit our ability to do so. This inherent competitive limitation gives others an advantage in pursuing acquisition and investment opportunities.

Furthermore, our subsidiaries also face competition from both traditional and new market entrants that may adversely affect them as well, as discussed elsewhere in these risk factors.

We may be required to expend substantial sums in order to bring the companies we have acquired or may acquire in the future, into compliance with the various reporting requirements applicable to public companies and/or to prepare required financial statements, and such efforts may harm our operating results or be unsuccessful altogether.

The Sarbanes-Oxley Act requires our management to assess the effectiveness of the internal control over financial reporting for the companies we acquire and our external auditor to audit these companies. In order to comply with the Sarbanes-Oxley Act, we will need to implement or enhance internal control over financial reporting at acquired companies and evaluate the internal controls. We do not conduct a formal evaluation of companies’ internal control over financial reporting prior to an acquisition. We may be required to hire additional staff and incur substantial costs to implement the necessary new internal controls at the companies we acquire. Any failure to implement required internal controls, or difficulties encountered in their implementation, could harm our operating results or increase the risk of material weaknesses in internal controls, which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner.

Future acquisitions or business opportunities could involve unknown risks that could harm our business and adversely affect our financial condition and results of operations.

We are a diversified holding company that owns interests in a number of different businesses across several industries. We have in the past, and intend in the future, to acquire businesses or make investments, directly or indirectly through our subsidiaries, that involve unknown risks, some of which will be particular to the industry in which the investment or acquisition targets operate, including risks in industries with which we are not familiar or experienced. There can be no assurance our due diligence investigations will identify every matter that could have a material adverse effect on us or the entities that we may acquire. We may be unable to adequately address the financial, legal and operational risks raised by such investments or acquisitions, especially if we are unfamiliar with the relevant industry, which can lead to significant losses on material investments. The realization of any unknown risks could expose us to unanticipated costs and liabilities and prevent or limit us from realizing the projected benefits of the investments or acquisitions, which could adversely affect our financial condition and liquidity. In addition, our financial condition, results of operations and the ability to service our debt may be adversely impacted depending on the specific risks applicable to any business we invest in or acquire and our ability to address those risks.

We face certain risks associated with the acquisition or disposition of businesses and lack of control over certain of our investments.

In pursuing our corporate strategy, we may acquire, dispose of or exit businesses or reorganize existing investments. The success of this strategy is dependent upon our ability to identify appropriate opportunities, negotiate transactions on favorable terms and ultimately complete such transactions.

In the course of our acquisitions, we may not acquire 100% ownership of certain of our operating subsidiaries or we may face delays in completing certain acquisitions, including in acquiring full ownership of certain of our operating companies. Once we complete acquisitions or reorganizations there can be no assurance that we will realize the anticipated benefits of any transaction, including revenue growth, operational efficiencies or expected synergies. If we fail to recognize some or all of the strategic benefits and synergies expected from a transaction, goodwill and intangible assets may be impaired in future periods. The negotiations associated with the acquisition and disposition of businesses could also disrupt our ongoing business, distract management and employees or increase our expenses.

In addition, we may not be able to integrate acquisitions successfully and we could incur or assume unknown or unanticipated liabilities or contingencies, which may impact our results of operations. If we dispose of or otherwise exit certain businesses, there can be no assurance that we will not incur certain disposition related charges, or that we will be able to reduce overhead related to the divested assets.

In the ordinary course of our business, we evaluate the potential disposition of assets and businesses that may no longer help us meet our objectives or that no longer fit with our broader strategy, such as the planned merger between TOGI and IMHC. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the accomplishment of our strategic objectives, or we may dispose of a business at a price or on terms which are less than we had anticipated. In addition, there is a risk that we sell a business whose subsequent performance exceeds our expectations, in which case our decision would have potentially sacrificed enterprise value.

Our development stage companies may never produce revenues or income.

We have made investments in and own stakes, either majority or minority, in a certain development stage companies. Each of these companies is at an early stage of development and is subject to all business risks associated with a new enterprise, including constraints on their financial and personnel resources, lack of established credit, the need to establish meaningful and beneficial vendor and customer relationships and uncertainties regarding product development and future revenues. We anticipate that many of these companies will continue to incur substantial additional operating losses for at least the next several years and expect their losses to increase as research and development efforts expand. There can be no assurance as to when or whether any of these companies will be able to develop significant sources of revenue or that any of their respective operations will become profitable, even if any of them is able to commercialize any products. As a result, we may not realize any returns on our investments in these companies for a significant period of time, if at all, which could adversely affect our business, results of operations, financial condition or liquidity.

Divestitures and contingent liabilities from divested businesses could adversely affect our business and financial results.

We continually evaluate the performance and strategic fit of all of our businesses and may sell businesses or product lines. Divestitures involve risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of our business, the potential loss of key employees and the retention of uncertain contingent liabilities, including environmental liabilities, related to the divested business. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the achievement of our strategic objectives. We may also dispose of a business at a price or on terms that are less desirable than we had anticipated, which could result in significant asset impairment charges, including those related to goodwill and other intangible assets, that could have a material adverse effect on our financial condition and results of operations. In addition, we may experience greater dis-synergies than expected, the impact of the divestiture on our revenue growth may be larger than projected, and some divestitures may be dilutive to earnings. There can be no assurance whether the strategic benefits and expected financial impact of the divestiture will be achieved. We cannot assure you that we will be successful in managing these or any other significant risks that we encounter in divesting a business or product line, and any divestiture we undertake could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

At April 11, 2022, Ault & Company, of which Milton C. Ault is the chief executive officer, beneficially owned 9,766,882 shares of our common stock, consisting of (i) 1,658,916 shares of common stock owned, (ii) warrants to purchase 94 shares of common stock that are currently exercisable, (iii) 1,000,000 shares of common stock purchasable by Ault & Company pursuant to a securities purchase agreement entered into on June 11, 2021 between Ault & Company and BitNile, (iv) 7,100,000 shares owned by Ault Alpha, of which Ault & Company is the sole member of Ault Alpha GP LLC, the general partner of Ault Alpha, and (v) 7,872 shares owned by Philou Ventures, LLC (“Philou”), of which Ault & Company is the Manager, consisting of: (A) 125,000 shares of Series B Preferred Stock that are convertible into 2,232 shares of common stock, (B) warrants to purchase 2,232 shares of common stock that are currently exercisable and (C) 3,408 shares of common stock. As April 11, 2022, Ault & Company beneficially owns 3.6% of our common stock.

Given the close relationship between Ault & Company on the one hand, and our company on the other, it is not inconceivable that we could enter into additional securities purchase agreements with Ault & Company.

Although we have relied on Philou, which no longer beneficially owns a meaningful number of our shares of common stock, to finance us in the past, we cannot assure you that either Philou or Ault & Company will assist us in the future. We would far prefer to rely on these entities’ assistance compared to other sources of financing as the terms they provide us are in general more favorable to us than we could obtain elsewhere. However, Messrs. Ault, Horne and Nisser could face a conflict of interest in that they serve on the board of directors of each of Ault & Company and our company. If they determine that an investment in our company is not in Ault & Company’s best interest, we could be forced to seek financing from other sources that would not necessarily be likely to provide us with equally favorable terms.

Other conflicts of interest between us, on the one hand, and Ault & Company, on the other hand, may arise relating to commercial or strategic opportunities or initiatives. Mr. Ault, as the controlling stockholder of Ault & Company, may not resolve such conflicts in our favor. For example, we cannot assure you that Ault & Company would not pursue opportunities to provide financing to other entities whether or not it currently has a relationship with such other entities. Furthermore, our ability to explore alternative sources of financing other than Ault & Company may be constrained due to Mr. Ault’s vision for us and he may not wish for us to receive any financing at all other than from entities that he controls.

Alzamend

Our relationship with Alzamend may expose us to certain conflicts of interest.

In August 2020, Alzamend entered into a securities purchase agreement with our company to sell a convertible promissory note of Alzamend, in the aggregate principal amount of $50,000 and issue a 5-year warrant to purchase 16,667 of shares of its common stock. The convertible promissory note bears interest at 8% per annum, which principal and all accrued and unpaid interest was due six months after the date of issuance. The principal and interest earned on the convertible promissory note was convertible into shares of Alzamend’s common stock at $1.50 per share. The exercise price of the warrant is $3.00 per share.

In December 2020, we provided Alzamend $750,000 in short-term advances and in March of 2021 we entered into an agreement with Alzamend under which we purchased $10 million worth of shares of Alzamend’s common stock. We paid for the last tranche of $4 million with a note on February 17, 2022, which becomes due and payable on April 29, 2022.

Messrs. Horne and Nisser could face a conflict of interest in that they serve on the board of directors of each of Alzamend and our company.

Avalanche

We have lent a substantial amount of funds to Avalanche, a related party, whose ability to repay us is subject to significant doubt and it may not be in our stockholders’ best interest to convert the notes into shares of Avalanche common stock even if we had a reasonably viable means of doing so.

On September 6, 2017, we entered into a Loan and Security Agreement with Avalanche (as amended, the “AVLP Loan Agreement”) with an effective date of August 21, 2017 pursuant to which we will provide Avalanche a non-revolving credit facility. The AVLP Loan Agreement was increased to up to $20.0 million in June of 2021 and extended to December 31, 2023. We current hold a convertible note issued to us by AVLP in the amount of $17.8 million (the “AVLP Note”).

At December 31, 2020, we had provided Avalanche with $11.3 million pursuant to the AVLP Loan Agreement. The warrants issued in conjunction with the non-revolving credit facility entitles us to purchase up to 22,538,272 shares of Avalanche common stock at an exercise price of $0.50 per share for a period of five years. The exercise price is subject to adjustment for customary stock splits, stock dividends, combinations or similar events. The warrants may be exercised for cash or on a cashless basis.

While Avalanche received funds from a third party in the amount of $2.75 million in early April of 2019 in consideration for its issuance of a convertible promissory note to such third party (the “Third Party Note”), $2.7 million was used to pay an outstanding receivable due us and no amount was used to repay the debt Avalanche owes us pursuant to the AVLP Loan Agreement. On October 12, 2021, Ault Alpha, an affiliate of ours, repaid the Third Party Note in full and also acquired a warrant to purchase 1.6 million shares of AVLP common stock. In consideration therefor, AVLP issued Ault Alpha a term note in the principal amount of $3.6 million, which term note matures on June 30, 2022.

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

There is currently no liquid market for the Avalanche common stock. Consequently, even if we were inclined to convert the debt owed us by Avalanche into shares of its common stock, our ability to sell such shares would be severely limited. Avalanche is not current in its filings with the Commission and is not required to register the shares of its common stock underlying the AVLP Note or any other loan arrangement we have made with Avalanche described above

As a result, there is some doubt as to whether Avalanche will ever have the ability to repay its debt to us, or if we convert the debt owed us by Avalanche into shares of its common stock, our ability to convert such shares into cash through the sale of such shares would be severely limited until such time, if ever, a liquid market for Avalanche’s common stock develops. If we are unable to recoup our investment in Avalanche in the foreseeable future or at all, such failure would have a materially adverse effect on our financial condition and future prospects.

Originally, the loans we made to Avalanche were secured by a lien on all of Avalanche’s assets. Presently, we only have a second priority interest.

Originally, the loans we made to Avalanche were secured by a lien on all of Avalanche’s assets. When Avalanche entered into the exchange agreement with MTIX, the former owners of MTIX were granted a first priority interest in all of MTIX’s assets, which constitute virtually all of Avalanche’s assets and reduced our interest to that of a second position, greatly diminishing its value. Since our security interests have been reduced to a second position, we will have no ability to use Avalanche’s assets to offset any default in Avalanche’s debt obligations to us unless and until the other security interest is terminated, which would not occur until Avalanche’s debts to the senior creditor has been repaid. We do not anticipate that Avalanche will repay its debts to this creditor within the foreseeable future and we will therefore have no recourse should Avalanche default on its debts to us during this period of time. Any failure by Avalanche to repay us would therefore have a materially adverse effect on our results of operations, financial condition and future prospects.

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

Our ability to implement our business strategy and continue to grow our revenues will depend on a number of factors, including our continuing ability to:

●	identify emerging technological trends in our current and target markets;
●	identify additional uses for our existing technology to address customer needs in our current and future markets;
●	enhance our offerings by adding innovative features that differentiate our offerings from those of our competitors; and
●	design, develop, manufacture, assemble, test, market and support new products and enhancements in a timely and cost-effective manner.

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

Our performance and future success largely depends on our continuing ability to identify, attract, train, retain and motivate qualified personnel, including our management, sales and marketing, finance and in particular our engineering, design and technical personnel. For example, we currently have limited number of qualified personnel for the assembling and testing processes. We do not know whether we will be able to retain all these personnel as we continue to pursue our business strategy. Our engineering, design and technical personnel represent a significant asset. The competition for qualified personnel in our industries is intense and constrains our ability to attract qualified personnel. The loss of the services of one or more of our key employees, especially of our key engineering, design and technical personnel, or our inability to attract, retain and motivate qualified personnel could have a material adverse effect on our business, financial condition and operating results.

Our future results will depend on our ability to maintain and expand our existing sales channels and to build out marketing, business development and sales functions for the operating subsidiaries.

To grow our legacy businesses, we must add new customers for our products in addition to retaining and increasing sales to our current customers. Currently, only Relec, the operating subsidiary that we acquired in November 2020, has an effective sales force focused on establishing relationships with customers that we expect to endure over time. In other subsidiaries, we have historically relied on key executives to drive growth through return business with existing customers. Building out marketing, business development and sales functions in all operating subsidiaries is critical to drive significant growth in line with our strategic plans. While we perform certain of these activities ourselves, we may contract for marketing services to improve our websites, manage public relations and optimize our social media presence. Failure to recruit and retain the business development and sale personnel to execute on outreach and capture of new business, or the failure of those new hires or marketing services to perform as expected, will limit our ability to achieve our growth targets.

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

Some of our products are subject to International Traffic In Arms Regulation (“ITAR”), which are interpreted, enforced and administered by the U.S. Department of State. ITAR regulation controls not only the export, import and trade of certain products specifically designed, modified, configured or adapted for military systems, but also the export of related technical data and defense services as well as foreign production. Any delays in obtaining the required export, import or trade licenses for products subject to ITAR regulation and rules could have a material adverse effect on our business, financial condition, and/or operating results. In addition, changes in U.S. export and import laws that require us to obtain additional export and import licenses or delays in obtaining export or import licenses currently being sought could cause significant shipment delays and, if such delays are too great, could result in the cancellation of orders. Any future restrictions or charges imposed by the U.S. or any other country on our international sales or foreign subsidiary could have a materially adverse effect on our business, financial condition, and/or operating results. In addition, from time to time, we have entered into contracts with the Israeli Ministry of Defense which were governed by the U.S. Foreign Military Financing program (“FMF”). Any such future sales would be subject to these regulations. Failure to comply with ITAR or FMF rules could have a material adverse effect on our financial condition, and/or operating results.

We depend on international operations for a substantial majority of our components and products.

We purchase a substantial majority of our components from foreign manufacturers and have a substantial majority of our commercial products assembled, packaged, and tested by subcontractors located outside the U.S. These activities are subject to the uncertainties associated with international business operations, including trade barriers and other restrictions, changes in trade policies, governmental regulations, currency exchange fluctuations, reduced protection for intellectual property, war and other military activities, terrorism, changes in social, political, or economic conditions, and other disruptions or delays in production or shipments, any of which could have a materially adverse effect on our business, financial condition, and/or operating results.

We depend on international sales for a portion of our revenues.

Sales to customers outside of North America accounted for 37% and 52% of net revenues for the years ended December 31, 2021 and 2020, respectively, and we expect that international sales will continue to represent a material portion of our total revenues. International sales are subject to the risks of international business operations as described above, as well as generally longer payment cycles, greater difficulty collecting accounts receivable, and currency restrictions. In addition, GWW supports our European and other international customers, distributors, and sales representatives, and therefore is also subject to local regulation. International sales are also subject to the export laws and regulations of the U.S. and other countries.

Because a significant portion of our revenues and expenses is denominated in foreign currencies, fluctuations in exchange rates could have a material adverse effect on our operating results.

We face foreign exchange risks because a significant portion of our revenue and expenses is denominated in foreign currencies. Further, some suppliers to Enertec and Relec require payment in U.S. dollars, which exposes us to risk. Generally, U.S. dollar strength adversely impacts the translation of the portion of our revenue that is generated in foreign currencies into the U.S. dollar. For the years ended December 31, 2021 and 2020, approximately 35.9% and 46.9% of our revenue, respectively, was denominated in currencies other than U.S. dollars. Our results of operations could also be negatively impacted by a strengthening of the U.S. dollar as a large portion of our costs are U.S. dollar denominated. We also have foreign exchange risk exposure with respect to certain of our assets, that are denominated in currencies other than the functional currency of our subsidiaries, and our financial results are affected by the re-measurement and translation of these non-U.S. currencies into U.S. dollars, which is reflected in the effect of exchange rate changes on cash, cash equivalents, and restricted cash on the consolidated statements of cash flows. For the years ended December 31, 2021 and 2020, the effects of exchange rates on our cash, cash equivalents, and restricted cash totaled $266,000 and $123,000, respectively, due to fluctuations in exchange rates and the strengthening of the U.S. dollar. While we may choose to enter into transactions to hedge portions of our foreign currency translation and balance sheet exposure in the future, it is impossible to predict or eliminate the effects of foreign exchange rate exposure. Strengthening of the U.S. dollar could materially adversely affect our results of operations and financial condition.

Our insurance coverage and indemnity may be insufficient to cover potential liabilities we may face due to the risks inherent in the products and services we provide.

We are exposed to liabilities that are unique to the products and services we provide. A significant portion of our business relates to designing, developing and manufacturing, components, integrated assemblies and subsystems for advanced defense, medical, transportation, industrial, technology and communications systems and products. New technologies associated with these systems and products may be untested or unproven. Components of certain of the defense systems and products we develop are inherently dangerous. Failures of satellites, missile systems, air traffic control systems, homeland security applications and aircraft have the potential to cause loss of life and extensive property damage. In most circumstances, we may receive indemnification from the government end users of our defense offerings in the U.S., the U.K.and Israel. In addition, failures of products and systems that we manufacture or distribute for medical devices, transportation controls or industrial systems also have the potential to result in loss of life, personal injury and/or extensive property damage.

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

We are subject to various anti-bribery, anti-corruption, anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.S. Travel Act, the USA PATRIOT Act, the United Kingdom Bribery Act 2010, the Proceeds of Crime Act 2002, Chapter 9 (sub-chapter 5) of the Israeli Penal Law, 1977, the Israeli Prohibition on Money Laundering Law–2000, and possibly other similar laws in countries outside of the U.S. in which we conduct our business. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, agents, representatives, business partners, and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector.

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

Compliance with the regulations, standards, and contractual obligations promulgated by the European Union related to privacy, data protection, and data security, may cause Gresham Power and Relec to incur additional expenses and failure to comply with such obligations could harm our business and future results of operations.

The European Union General Data Protection Regulation (“GDPR”) contains robust obligations on data “controllers” and data “processors” with heavy documentation requirements for data protection compliance programs that apply to both Gresham Power and Relec. Among other requirements, the GDPR regulates the transfer of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the U.S. In the U.K., the GDPR requires informed consent for disclosure of names, transfer of email addresses, the use of cookies and direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent to transfer of any personal data that Gresham Power or Relec collect or process. Failure to comply with the GDPR could result in penalties for noncompliance (including possible fines of up to the greater of £8.7 million and 2% of our global annual revenue for the preceding financial year for the violations, as well as the right to compensation for financial or non-financial damages claimed by individuals under Article 82 of the GDPR).

The U.K. has enacted a Data Protection Act substantially implementing the GDPR, effective in May 2018, which was further amended to align more substantially with the GDPR following Brexit. The latest revisions of the GDPR in the U.K. post-Brexit have resulted in even more stringent restrictions on the transfer of data about a person. Data considered in the public domain in the U.S. now falls within the protections of GDPR, which complicates documenting business, marketing, sales outreach, securing infrastructure, audit and business management.

Compliance with the regulations, standards, and contractual obligations promulgated by the U.K. related to privacy, data protection, and data security, may cause Gresham Power and Relec to incur additional expenses and failure to comply with such obligations could harm our business and future results of operations.

Risks Related to Our Business and Industry – Hotel Properties

We operate in a highly competitive industry.

The lodging industry is highly competitive. Our principal competitors are other owners and investors in full-service hotels as well as major hospitality chains with well-established and recognized brands. Our hotels face competition for individual guests, group reservations and conference business. We also compete against smaller hotel chains and independent and local hotel owners and operators. Additionally, we face competition from peer-to-peer inventory sources that allow travelers to stay at homes and apartments booked from owners. New hotels may be constructed, and these additions create new competitors, in some cases without corresponding increases in demand for hotel rooms. Our competitors may have greater commercial, financial and marketing resources and more efficient technology platforms, which could allow them to improve their properties and expand and improve their marketing efforts in ways that could affect our ability to compete for guests effectively and adversely affect our revenues and profitability as well as limit or slow our future growth.

The growth of internet reservation channels is another source of competition that could adversely affect our business. A significant percentage of hotel rooms for individual customers are booked through internet travel intermediaries. As intermediary bookings increase, they may be able to obtain higher commissions, reduced room rates or other significant contract concessions from our hotels. While internet travel intermediaries traditionally have competed to attract transient business rather than group and convention business, in recent years they have expanded their business to include marketing to large group and convention business. If that expansion continues, it could both divert group and convention business away from our hotels and increase our cost of sales for group and convention business and materially adversely affect our revenues and profitability.

Our franchisors and brand managers require us to make capital expenditures pursuant to property improvement plans (“PIPs”), and any failure on our part to make the expenditures required under the PIPs or to comply with brand standards could cause the franchisors or hotel brands to terminate the franchise, management or operating lease agreements.

In connection with our acquisition of the Properties in December 2021, our franchisors and brand managers required us to agree to undertake PIPs in the amount of $13.7 million. If we do not satisfy the PIP renovation requirements, the franchisor or hotel brand may have the right to terminate the applicable agreement. In addition, in the event that we are in default under any franchise agreement as a result of our failure to comply with the PIP requirements, in general, we will be required to pay the franchisor liquidated damages, generally equal to a percentage of gross room revenue for the preceding two-, three- or five-year period for the hotel or a percentage of gross revenue for the preceding twelve-month period for all hotels operated under the franchised brand if the hotel has not been operating for at least two years. In addition, our franchisors and brand managers may require that we make renovations to certain of our hotels in connection with revisions to our franchise, management or operating lease agreements. In addition, upon regular inspection of our hotels, our franchisors and hotel brands may determine that additional renovations are required to bring the physical condition of our hotels into compliance with the specifications and standards each franchisor or hotel brand has developed.

All of our hotels operate under a brand owned by Marriott or Hilton. Should either of these brands experience a negative event, or receive negative publicity, our operating results may be harmed.

All of our hotels are operated under nationally recognized brands, either Marriott or Hilton, which are among the most respected and widely recognized brands in the lodging industry. As a result, a significant concentration of our success is dependent in part on the success of Marriott and Hilton. Consequently, if market recognition or the positive perception of Marriott and/or Hilton is reduced or compromised, the goodwill associated with our Marriott and/or Hilton branded hotels may be adversely affected, which may have an adverse effect on our results of operations. Additionally, any negative perceptions or negative impact to operating results from any proposed or future consolidations between nationally recognized brands could have an adverse effect on our results of operations.

Our franchisors and brand managers may change certain policies or cost allocations that could negatively impact our hotels.

Our franchisors and brand managers incur certain costs that are allocated to our hotels subject to our franchise, management, or operating lease agreements. Those costs may increase over time or our franchisors and brand managers may elect to introduce new programs that could increase costs allocated to our hotels. In addition, certain policies, such as our third-party managers’ frequent guest programs, may be altered resulting in reduced revenue or increased costs to our hotels.

Because our hotels are operated under franchise agreements or are brand managed, termination of these franchise, management or operating lease agreements could cause us to lose business at our hotels or lead to a default or acceleration of our obligations under certain of our debt instruments.

All of our hotels are operated under franchise, management or operating lease agreements with franchisors or hotel management companies, such as Marriott and Hilton. In general, under these arrangements, the franchisor or brand manager provides marketing services and room reservations and certain other operating assistance, but requires us to pay significant fees to it and to maintain the hotel in a required condition. If we fail to maintain these required standards, then the franchisor or hotel brand may terminate its agreement with us and obtain damages for any liability we may have caused. Moreover, from time to time, we may receive notices from franchisors or the hotel brands regarding our alleged non-compliance with the franchise agreements or brand standards, and we may disagree with these claims that we are not in compliance. Any disputes arising under these agreements could also lead to a termination of a franchise, management or operating lease agreement and a payment of liquidated damages. Such a termination may trigger a default or acceleration of our obligations under some of our debt instruments. In addition, as our franchise, management or operating lease agreements expire, we may not be able to renew them on favorable terms or at all. If we were to lose a franchise or hotel brand for a particular hotel, it could harm the operation, financing or value of that hotel due to the loss of the franchise or hotel brand name, marketing support and centralized reservation system. Furthermore, the loss of a franchise license at a particular hotel could harm our relationship with the franchisor or brand manager and cause us to incur significant costs to obtain a new franchise license or brand management agreement for the particular hotel. Accordingly, if we lose one or more franchise licenses or brand management agreements, it could materially and adversely affect our results of operations and profitability as well as limit or slow our future growth.

Our hotels are geographically concentrated and, accordingly, we could be disproportionately harmed by adverse changes to these markets, natural disasters, regulations, or terrorist attacks.

Our hotels are located in a single geographic market, which exposes us to greater risk to local economic or business conditions, changes in hotel supply in this market, and other conditions than more geographically diversified hotel owners. An economic downturn, an increase in hotel supply, a force majeure event, a natural disaster, changing weather patterns, a terrorist attack or similar event in this market likely would cause a decline in the hotel market and adversely affect occupancy rates, the financial performance of our hotels and our overall results of operations, which could be material, and could significantly increase our costs.

The need for business-related travel, and, therefore, demand for rooms in our hotels may be adversely affected by the increased use of business-related technology.

During 2020 and 2021, the COVID-19 pandemic caused a significant decrease in business-related travel as companies turned to virtual meetings in order to protect the health and safety of their employees. While business transient demand improved in 2021 as compared to 2020, it remains well below pre-pandemic levels. The increased use of teleconferencing and video-conference technology by businesses may continue in the future, which could result in further decreases in business travel as companies become accustomed to the use of technologies that allow multiple parties from different locations to participate in meetings without traveling to a centralized meeting location, such as our hotels. To the extent that such technologies, or new technologies, play an increased role in day-to-day business interactions and the necessity for business-related travel decreases, demand for hotel rooms may decrease and our hotels could be adversely affected.

Rising operating expenses or low occupancy rates could reduce cash flow.

Our hotels, and any hotels we may buy in the future, are and will be subject to operating risks common to the lodging industry in general. If any hotel is not occupied at a level sufficient to cover our operating expenses, then we could be required to spend additional funds for that hotel’s operating expenses. For example, during 2020 and 2021, operations at many hotels were either temporarily suspended or reduced due to the COVID-19 pandemic, and hotel owners were required to fund hotel payroll expenses, maintenance expenses, fixed hotel costs such as ground rent, insurance expenses, property taxes and scheduled debt payments. Hotels may be subject to increases in real estate and other tax rates, utility costs, operating expenses including labor and employee-related benefits, insurance costs, repairs and maintenance and administrative expenses, which could reduce cash flow.

Laws and governmental regulations may restrict the ways in which we use our hotel properties and increase the cost of compliance with such regulations. Noncompliance with such regulations could subject us to penalties, loss of value of our properties or civil damages.

Our hotel properties are subject to various federal, state and local laws relating to the environment, fire and safety and access and use by disabled persons. Under these laws, courts and government agencies have the authority to require us, if we are the owner of a contaminated property, to clean up the property, even if we did not know of or were not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated. In addition to the costs of cleanup, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property. Under such environmental laws, courts and government agencies also have the authority to require that a person who sent waste to a waste disposal facility, such as a landfill or an incinerator, pay for the clean-up of that facility if it becomes contaminated and threatens human health or the environment.

Furthermore, various court decisions have established that third parties may recover damages for injury caused by property contamination. For instance, a person exposed to asbestos while staying in or working at a hotel may seek to recover damages for injuries suffered. Additionally, some of these environmental laws restrict the use of a property or place conditions on various activities. For example, some laws require a business using chemicals (such as swimming pool chemicals at our hotels) to manage them carefully and to notify local officials that the chemicals are being used.

We could be responsible for the types of costs discussed above. The costs to clean up a contaminated property, to defend against a claim, or to comply with environmental laws could be material and could reduce the funds available for distribution to our stockholders. Future laws or regulations may impose material environmental liabilities on us, or the current environmental condition of our hotel properties may be affected by the condition of the properties in the vicinity of our hotels (such as the presence of leaking underground storage tanks) or by third parties unrelated to us.

Our hotel properties are also subject to the Americans with Disabilities Act (“ADA”). Under the ADA, all public accommodations must meet various federal requirements related to access and use by disabled persons. Compliance with the ADA’s requirements could require removal of access barriers and non-compliance could result in the U.S. government imposing fines or in private litigants’ winning damages. If we are required to make substantial modifications to our hotels, whether to comply with the ADA or other changes in governmental rules and regulations, our financial condition and results of operations could be harmed. In addition, we are required to operate our hotel properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and become applicable to our properties.

Risks Related to Our Business and Industry - Microphase

Microphase has a history of losses and our future profitability on a quarterly or annual basis is uncertain, which could have a harmful effect on our business and the value of our company.

Microphase has incurred losses from operations during 2019. These losses are attributable to lower volumes of its products sold to major defense contractors partially as a result of the overall reduction in defense spending and sequestration by the U.S. Congress. While Microphase has been profitable, to a certain extent, during 2020 and 2021, there is always the possibility that its results of operations could worsen in the future, whether as a result of new outbreaks of COVID-19, supply chain issues or any of a number of other factors. Since the financial crisis of 2008, Microphase has been significantly short of capital needed to acquire parts for production of its products to complete orders for such products. At times, Microphase has not had the cash available to make advance payments for the purchase of parts, and then, as a consequence, Microphase would not receive the parts from its vendors required to finish a customer order. This would then delay the delivery of products to customers, and would also delay recognition of the resulting revenues and the receipt of cash from the customer. Sometimes after experiencing a delay in delivery of an order from Microphase, the customer would not place its next order with Microphase, resulting in a loss of business.

Microphase’s future profitability depends upon many factors, including several that are beyond its control. These factors include, without limitation:

●	economic dislocation, supply chain disruption or mandated shutdowns attributable to the COVID-19 pandemic;
●	changes in the demand for its products and services;
●	loss of key customers or contracts;
●	the introduction of competitive products;

●	the failure to gain market acceptance of its new and existing products; and
●	the failure to successfully and cost effectively develop, introduce and market new products, services and product enhancements in a timely manner.

A large percentage of Microphase’s current revenue is derived from prime defense contractors to the U.S. Government and its allies, and the loss of these relationships, a reduction in U.S. Government funding or a change in U.S. Government spending priorities or bidding processes could have an adverse impact on its business, financial condition, results of operations and cash flows.

 Microphase is highly dependent on sales to major defense contractors of the U.S. military and its allies, including Lockheed Martin, Raytheon, BAE Systems and SAAB. The percentages of its revenue that were derived from sales to these named major defense contractors and directly to the U.S. Government were 78.1% in fiscal 2021 and 50.7% in fiscal 2020. Therefore, any significant disruption or deterioration of Microphase’s relationship with any such major defense contractors or the U.S. Government could materially reduce its revenue. During the year ended December 31, 2020 there were five customers that accounted for more than 10% of Microphase’s sales:  BAE Systems; Boeing/Argonist, Inc.; DFAS Columbus Center; Raytheon Company and Sierra Nevada Corporation. During the year ended December 31, 2021 there were two customers that accounted for more than 10% of Microphase’s sales: BAE Systems; and Lockheed Martin. Microphase’s competitors continuously engage in efforts to expand their business relationships with the same major defense contractors and the U.S. Government and will continue these efforts in the future, and the U.S. Government may choose to use other contractors. Microphase expects that a majority of the business that it seeks will be awarded through competitive bidding. Microphase operates in highly competitive markets and its competitors have more extensive or more specialized engineering, manufacturing and marketing capabilities than Microphase does in many areas, and Microphase may not be able to continue to win competitively awarded contracts or to obtain task orders under multi-award contracts. Further, the competitive bidding process involves significant cost and managerial time to prepare bids and proposals for contracts that may not be awarded to Microphase, as well as the risk that Microphase may fail to accurately estimate the resources and costs required to fulfill any contract awarded to us. Following any contract award, Microphase may experience significant expense or delay, contract modification or contract rescission as a result of its competitors protesting or challenging contracts awarded to it in competitive bidding. Major defense contractors to whom Microphase supplies components for systems must compete with other major defense contractors (to which Microphase may not supply components) for military orders from the U.S. Government.

In addition, Microphase competes with other policy needs, which may be viewed as more necessary, for limited resources and an ever-changing amount of available funding in the budget and appropriations process. Budget and appropriations decisions made by the U.S. Government are outside of Microphase control and have long-term consequences for its business. U.S. Government spending priorities and levels remain uncertain and difficult to predict and are affected by numerous factors, including until recently sequestration (automatic, across-the-board U.S. Government budgetary spending cuts), and the purchase of our products could be superseded by alternate arrangements. While the US defense budget was recently increased, there can be no assurance that this increase will be maintained for the foreseeable future, particularly in light of the recent federal expenditures the federal government has made with a view to ameliorating the economic damage suffered as a result of COVID-19. A change in U.S. Government spending priorities or an increase in non-procurement spending at the expense of our programs, or a reduction in total U.S. Government spending, could have material adverse consequences on Microphase’s future business.

Microphase’s U.S. Government contracts may be terminated by the federal government at any time prior to their completion, which could lead to unexpected loss of sales and reduction in Microphase’s backlog.

Under the terms of Microphase’s U.S. Government contracts, the U.S. Government may unilaterally:

●	terminate or modify existing contracts;
●	reduce the value of existing contracts through partial termination; and
●	delay the payment of Microphase’s invoices by government payment offices.

The federal government can terminate or modify any of its contracts with Microphase or its prime contractors either for the federal government’s convenience, or if Microphase or its prime contractors default, by failing to perform under the terms of the applicable contract. A termination arising out of Microphase’s default could expose it to liability and have a material adverse effect on its ability to compete for future federal government contracts and subcontracts. If the federal government or its prime contractors terminate and/or materially modify any of Microphase’s contracts or if any applicable options are not exercised, Microphase’s failure to replace sales generated from such contracts would result in lower sales and would adversely affect its earnings, which could have a material adverse effect on Microphase’s business, results of operations and financial condition. Microphase’s backlog as of December 31, 2021 was approximately $9.6 million. Microphase’s backlog could be adversely affected if contracts are modified or terminated.

Microphase’s products with military applications are subject to export regulations, and compliance with these regulations may be costly.

Microphase is required to obtain export licenses before filling foreign orders for many of its products that have military or other governmental applications. U.S. Export Administration regulations control technology exports like its products for reasons of national security and compliance with foreign policy, to guarantee domestic reserves of products in short supply and, under certain circumstances, for the security of a destination country. Thus, any foreign sales of its products requiring export licenses must comply with these general policies. Compliance with these regulations is costly, and these regulations are subject to change, and any such change may require Microphase to improve its technologies, incur expenses or both in order to comply with such regulations.

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

As a U.S. Government defense contractor, Microphase faces certain security threats, including threats to its information technology infrastructure, attempts to gain access to its proprietary or classified information, threats to physical security, and domestic terrorism events. Microphase’s information technology networks and related systems are critical to the operation of its business and essential to its ability to successfully perform day-to-day operations. Microphase is also involved with information technology systems for certain customers and other third parties, which generally face similar security threats. Cybersecurity threats in particular, are persistent, evolve quickly and include, but are not limited to, computer viruses, attempts to access information, denial of service and other electronic security breaches. Microphase believes that it has implemented appropriate measures and controls and has invested in skilled information technology resources to appropriately identify threats and mitigate potential risks, but there can be no assurance that such actions will be sufficient to prevent disruptions to mission critical systems, the unauthorized release of confidential information or corruption of data. A security breach or other significant disruption involving these types of information and information technology networks and related systems could:

●	disrupt the proper functioning of these networks and systems and therefore its operations and/or those of certain of its customers;
●	result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information of Microphase or its customers, including trade secrets, which others could use to compete against Microphase or for disruptive, destructive or otherwise harmful purposes and outcomes;
●	compromise national security and other sensitive government functions;
●	require significant management attention and resources to remedy the damages that result;
●	subject Microphase to claims for breach of contract, damages, credits, penalties or termination; and
●	damage Microphase’s reputation with its customers (particularly agencies of the U.S. Government) and the public generally.

 Any or all of the foregoing could have a negative impact on its business, financial condition, results of operations and cash flows. Compliance with Defense Department requirements for information security require Microphase to invest significant resources to implement and maintain cyber defenses against compromise of information technology architecture, malicious attacks and data breaches.

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

We expect that the regulatory framework for privacy, data protection and data security will continue to evolve, which may result in additional operating costs for internal compliance and risks to our business. Nearly all of Microphase’s current contracts include provisions that require compliance with detailed cyber security standards laid out in NIST 800-171, which mandates implementation of security controls to protect Microphase’s information systems from compromise, malicious attacks and/or data breaches. Microphase must maintain a System Security Plan with a Plan of Action & Milestones for any controls not yet implemented. To continue doing business with the DoD or major prime contractors working with DoD, Microphase must ultimately achieve Cybersecurity Model Maturity Certification not later than 2026. In addition, Microphase maintains a certified restricted area and must obtain and maintain authority to operate equipment to perform work on classified projects. Compliance with all of these mandates will require Microphase to invest substantial resources to implement, maintain and monitor information systems security controls, facility clearances, personnel clearance and authorities to operate classified systems, which adds to the costs of operating the business.

Risks Related to Our Business and Industry - Enertec

Potential political, economic and military instability in Israel could adversely affect our operations.

A significant portion of our business is conducted through Enertec, our Israeli subsidiary. Accordingly, political, economic and military conditions in Israel and the surrounding region may directly affect our Israeli operations. In recent years, Israel has been involved in sporadic armed conflicts with Hamas, an Islamist terrorist group that controls the Gaza Strip, with Hezbollah, an Islamist terrorist group that controls large portions of Southern Lebanon, and with Iranian-backed military forces in Syria. Some of these hostilities were accompanied by missile strikes from the Gaza Strip against civilian targets in various parts of Israel, including areas in which our facilities are located, and negatively affected business conditions in Israel. The change in the U.S. Presidency may continue to change the dynamics in the Middle East as forces hostile to the existence of Israel seek to reverse the recent stability and commercial opportunities created by the Abraham Accords. For example, there have been increasing concerns related to a potential attack by Iran. The tension between Israel and Iran and/or these groups may escalate in the future and turn even more violent, which could affect the Israeli economy in general and us in particular.

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

Relec distributes products from foreign manufacturers located in Europe, Asia and North America. Our future operating results will depend, among other things, on our ability to continue to rely on these arrangements. If we are no longer able to rely on these or other similar arrangements for the supply of certain products, or if our cost of relying on such arrangements materially increases, as the result of the imposition of or changes in customs, tariffs, quotas, trade barriers, or other trade protection measures, or otherwise, it could have a materially adverse effect on our business, financial condition, and operating results.

Our strategic focus on our custom power supply and display solution competencies and concurrent cost reduction plans may be ineffective or may limit our ability to compete.

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

The listing of our common stock on the NYSE American is contingent on our compliance with the NYSE American’s conditions for continued listing. While we are presently in compliance with all such conditions, it is possible that we will fail to meet one or more of these conditions in the future.

If we were to fail to meet a NYSE American listing requirement, we may be subject to delisting by the NYSE American. In the event our common stock is no longer listed for trading on the NYSE American, our trading volume and share price may decrease and we may experience further difficulties in raising capital which could materially affect our operations and financial results. Further, delisting from the NYSE American could also have other negative effects, including potential loss of confidence by partners, lenders, suppliers and employees and could also trigger various defaults under our lending agreements and other outstanding agreements. Finally, delisting could make it harder for us to raise capital and sell securities. You may experience future dilution as a result of future equity offerings. In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock.

Our common stock price is volatile; volatility in our common stock price may subject us to securities litigation.

Our common stock is listed on the NYSE American. In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects. During the past 52-week period (through April 11, 2022), our stock closed at prices between $3.70 per share and $0.50 per share, as reported on Nasdaq.com. On April 11, 2022, the price of our common stock closed at $0.58 per share.

Stock markets, in general, have experienced, and continue to experience, significant price and volume volatility, and the market price of our common stock may continue to be subject to similar market fluctuations unrelated to our operating performance or prospects. This increased volatility, coupled with depressed economic conditions, could continue to have a depressive effect on the market price of our common stock. The following factors, many of which are beyond our control, may influence our stock price:

●	the status of our growth strategy including the development of new products with any proceeds we may be able to raise in the future;
●	announcements of technological or competitive developments;
●	announcements or expectations of additional financing efforts;
●	our ability to market new and enhanced products on a timely basis;
●	changes in laws and regulations affecting our business;

commencement of, or involvement in, litigation involving us;

●	regulatory developments affecting us, our customers or our competitors;
●	announcements regarding patent or other intellectual property litigation or the issuance of patents to us or our competitors or updates with respect to the enforceability of patents or other intellectual property rights generally in the U.S. or internationally;
●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
●	changes in the market’s expectations about our operating results;
●	our operating results failing to meet the expectations of securities analysts or investors in a particular period;
●	changes in the economic performance or market valuations of our competitors;
●	additions or departures of our executive officers;
●	sales or perceived sales of our common stock by us, our insiders or our other stockholders;
●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and
●	general economic, industry, political and market conditions and overall fluctuations in the financial markets in the U.S. and abroad, including as a result of ongoing COVID-19 pandemic.

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

Due to a number of financings, we have a substantial number of shares that are subject to issuance pursuant to outstanding convertible debt, warrants and options. These conversion prices and exercise prices range from $0.88 to $2,000 per share of common stock. As of the date of this Annual Report, the number of shares of common stock subject to convertible notes, warrants, options, restricted stock grants, and preferred stock were 165,000, 20,014,787, 6,395,919, 2,062,504 and 2,232, respectively. The issuance of common stock pursuant to convertible notes, warrants, options and preferred stock at conversion or exercise prices less than market prices may have the effect of limiting an increase in market price of our common stock until all of these underling shares have been issued.

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

Deterioration of global economic conditions could adversely affect our business.

The global economy and capital and credit markets have experienced exceptional turmoil and upheaval over the past several years. Ongoing concerns about the systemic impact of potential long-term and widespread recession and potentially prolonged economic recovery, volatile energy costs, fluctuating commodity prices and interest rates, volatile exchange rates, geopolitical issues, including the recent outbreak of armed conflict in Ukraine, natural disasters and pandemic illness, instability in credit markets, cost and terms of credit, consumer and business confidence and demand, a changing financial, regulatory and political environment, and substantially increased unemployment rates have all contributed to increased market volatility and diminished expectations for many established and emerging economies, including those in which we operate. Furthermore, austerity measures that certain countries may agree to as part of any debt crisis or disruptions to major financial trading markets may adversely affect world economic conditions and have an adverse impact on our business. These general economic conditions could have a material adverse effect on our cash flow from operations, results of operations and overall financial condition.

The availability, cost and terms of credit also have been and may continue to be adversely affected by illiquid markets and wider credit spreads. Concern about the stability of the markets generally, and the strength of counterparties specifically, has led many lenders and institutional investors to reduce credit to businesses and consumers. These factors have led to a decrease in spending by businesses and consumers over the past several years, and a corresponding slowdown in global infrastructure spending.

Continued uncertainty in the U.S. and international markets and economies and prolonged stagnation in business and consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to access capital markets and obtain capital lease financing to meet liquidity needs.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operations and access to capital. We have carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weakness which has caused management to conclude that as of December 31, 2021 our internal control over financial reporting (“ICFR”) was not effective at the reasonable assurance level:

We do not have sufficient resources in our accounting function, which restricts our ability to gather, analyze and properly review information related to financial reporting, including fair value estimates, in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties during our assessment of our disclosure controls and procedures and concluded that the resulting control deficiency represented a material weakness.

We are currently working to improve and simplify our internal processes and implement enhanced controls to address the material weakness in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. This material weakness will not be considered to be remediated until the applicable remediated controls are operating for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Our internal computer systems may fail or suffer security breaches, which could result in a material disruption of our operations.

Like any other business, we rely on e-mail and other digital communications methods as part of our normal operations. As such, our internal computer systems and servers could fail or suffer security breaches, possibly resulting in a material disruption to our operations. The secure operation of our IT networks and systems as well as the secure processing and maintenance of information is critical to our operations and business strategy. Notwithstanding these priorities, we have experienced attempts at cybercrime such as phishing and other electronic fraud, including efforts to misdirect payments to imposter vendors and service providers. After experiencing a financial loss due to e-mail fraud in November 2021, we have instituted greater internal controls and procedures, both electronic and non-electronic, to combat such fraudulent conduct. We also maintain an insurance policy to cover any losses or injuries suffered from cybercrime of this nature; however, it may not be sufficient to cover all damages. Despite our efforts, attempts at fraud such as spoofed e-mails, requests for payment and similar deceptions have become commonplace in the world of e-commerce and are expected to continue. If we are unable to prevent such security breaches in the future, these events or circumstances could materially and adversely affect our operations, financial condition and operating results and impair our ability to execute our business strategy.

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

If the economic climate in the U.S. or abroad deteriorates, customers or potential customers could reduce or delay their technology investments. Reduced or delayed technology and entertainment investments could decrease our sales and profitability. In this environment, our customers may experience financial difficulty, cease operations and fail to budget or reduce budgets for the purchase of our products and professional services. This may lead to longer sales cycles, delays in purchase decisions, payment and collection, and can also result in downward price pressures, causing our sales and profitability to decline. In addition, general economic uncertainty and general declines in capital spending in the information technology sector make it difficult to predict changes in the purchasing requirements of our customers and the markets we serve. There are many other factors which could affect our business, including:

●	The introduction and market acceptance of new technologies, products and services;
●	New competitors and new forms of competition;
●	The size and timing of customer orders (for retail distributed physical product);
●	The size and timing of capital expenditures by our customers;
●	Adverse changes in the credit quality of our customers and suppliers;
●	Changes in the pricing policies of, or the introduction of, new products and services by us or our competitors;
●	Changes in the terms of our contracts with our customers or suppliers;
●	The availability of products from our suppliers; and
●	Variations in product costs and the mix of products sold.

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

Many of our products consist entirely or partly of proprietary technology owned by us. Although we seek to protect our technology through a combination of copyrights, trade secret laws and contractual obligations, these protections may not be sufficient to prevent the wrongful appropriation of our intellectual property, nor will they prevent our competitors from independently developing technologies that are substantially equivalent or superior to our proprietary technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the U.S. In order to defend our proprietary rights in the technology utilized in our products from third party infringement, we may be required to institute legal proceedings, which would be costly and would divert our resources from the development of our business. If we are unable to successfully assert and defend our proprietary rights in the technology utilized in our products, our future results could be adversely affected.

Although we attempt to avoid infringing known proprietary rights of third parties in our product development efforts, we may become subject to legal proceedings and claims for alleged infringement from time to time in the ordinary course of business. Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in costly litigation, divert management’s attention and resources, require us to reengineer or cease sales of our products or require us to enter into royalty or license agreements which are not advantageous to us. In addition, parties making claims may be able to obtain an injunction, which could prevent us from selling our products in the U.S. or abroad.

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

Our certificate of incorporation gives our Board the right to create new series of preferred stock. As a result, the Board may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights which could adversely affect the voting power and equity interest of the holders of common stock. Preferred stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our common stock. We may issue shares of preferred stock in the future.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

We are a public company and subject to the reporting requirements of the Exchange Act, and the Sarbanes-Oxley Act of 2002. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. For example, Section 404 of the Sarbanes-Oxley Act requires that our management report on the effectiveness of our internal controls structure and procedures for financial reporting. Section 404 compliance may divert internal resources and will take a significant amount of time and effort to complete. If we fail to maintain compliance under Section 404, or if our internal control over financial reporting continues to not be effective as defined under Section 404, we could be subject to sanctions or investigations by the NYSE American, the Commission, or other regulatory authorities. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our common stock. Any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent auditors. We may need to hire a number of additional employees with public accounting and disclosure experience in order to meet our ongoing obligations as a public company, particularly if we become fully subject to Section 404 and its auditor attestation requirements, which will increase costs. Our management team and other personnel will need to devote a substantial amount of time to new compliance initiatives and to meeting the obligations that are associated with being a public company, which may divert attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). Section 404 requires that we document and test our internal control over financial reporting and issue management’s assessment of our internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on our assessment, as of December 31, 2021, we concluded that our internal control over financial reporting contained material weaknesses.

The weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively. If we fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, the accuracy and timeliness of the filing of our annual and quarterly reports may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. In addition, a material weakness in the effectiveness of our internal control over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

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

We have never declared or paid cash dividends on our common stock and do not expect to do so in the foreseeable future. The declaration of dividends is subject to the discretion of our Board and will depend on various factors, including our operating results, financial condition, future prospects and any other factors deemed relevant by our Board. You should not rely on an investment in our company if you require dividend income from your investment in our company. The success of your investment will likely depend entirely upon any future appreciation of the market price of our common stock, which is uncertain and unpredictable. There is no guarantee that our common stock will appreciate in value.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our corporate headquarters office utilizes 9,560 square feet of leased office space in Las Vegas, Nevada. Our Las Vegas leases commenced in January 2021 and August 2021, and expire in December 2022 and August 2024, respectively. The annual base rent under the leases, payable on a monthly basis, was approximately $272,000 during 2021.

We also lease additional corporate offices in Costa Mesa, California and New York, New York. Our leases expire between April 2023 and December 2024. The annual base rent under the leases, payable on a monthly basis, was approximately $119,000 during 2021.

We own a 617,000 square foot data center in Dowagiac, Michigan, in which we operate our cryptocurrency mining operations for our BNI segment, in addition to renting commercial office and warehouse space.

Our GWW segment leases 28,068 square feet of office, engineering, laboratory and warehouse space in Scottsdale, Arizona and Shelton, Connecticut. Our leases expire between September 2022 and May 2026. The annual base rent under the leases, payable on a monthly basis, was approximately $343,000 during 2021.

Our TOGI segment leases 40,850 square feet or office, engineering, laboratory and warehouse space in Milpitas, California, and Sonora, California. Our leases expire between September 2022 and November 2024. The annual base rent under the leases, payable on a monthly basis, was approximately $133,000 during 2021.

Our real estate segment owns and operates three hotels in Middleton, Wisconsin, a hotel and undeveloped land in Rockford, Illinois, all of which are subject to a mortgage, and a parcel of land in St. Peterburg, Florida.

We also lease facilities internationally. In September 2010, our wholly owned subsidiary, Gresham Power, entered into a fifteen-year lease for its 25,000 square-foot facility in Salisbury, the U.K., where it designs, develops, manufactures, markets and distributes commercial and military power products for the European market. Sales and service support staff for its European network of distributors are located within the building together with other functions, such as engineering and administration. Gresham Power Electronics’ rent expense is approximately $11,600 per month, and Gresham Power Electronics exercised the option to extend the lease through September 2024. Further, in June 2021, Enertec entered into a five-year lease with an option to extend the lease for an additional five-year term for its 32,900 square-foot facility in Karmiel, Israel, where it manufactures specialized electronic systems for the Israel military market. Enertec’s rent expense on the initial five-year lease is approximately $27,000 per month, In November 2020, we acquired Relec. In July 2020, Relec entered into a ten-year lease for its 7,490 square-foot facility in Dorset, the U.K., where it markets and distributes power electronics and display solutions for mission critical rail, industrial, medical, telecoms and military applications. Relec’s rent expense is approximately $5,000 per month.

We currently anticipate that the current leased space will be sufficient to support our current and foreseeable future needs.

ITEM 3.	LEGAL PROCEEDINGS

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

The Complaint asserts claims for breach of contract and promissory estoppel against us and our subsidiary arising from the subsidiary’s alleged failure to honor its obligations under the purchase agreement. The Complaint seeks monetary damages in excess of $1.4 million , plus attorneys’ fees and costs.

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

On December 4, 2020, the Court issued an Order directing the Parties to engage in limited discovery (the “Limited Discovery”) which was completed on March 4, 2021. In connection therewith, the Court also denied the previously filed motion to dismiss without prejudice.

On June 2, 2021, we and our subsidiary filed a motion to dismiss (the “Motion to Dismiss”) the Amended Complaint in its entirety as against us, and the promissory estoppel claim as against the subsidiary.

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

The Complaint asserts causes of action for declaratory judgment, specific performance, breach of contract, conversion, attorneys’ fees, permanent injunction, enforcement of Guaranty, unjust enrichment, money had and received, and fraud arising from: (i) a series of transactions entered into between Gu and us, as well as Gu and Ault, in or about May 2019; and (ii) a term sheet entered into between Plaintiffs and DPW, in or about July 2019. The Complaint seeks, among other things, monetary damages in excess of $1.1 million, plus a decree of specific performance directing DPW to deliver unrestricted shares of DPW’s common stock to Gu, plus attorneys’ fees and costs.

We believe that these claims are without merit and intend to vigorously defend them.

On May 4, 2020, we and Ault jointly filed a motion to dismiss the Complaint in its entirety, with prejudice (the “Motion to Dismiss”).

On July 28, 2021, the Court conducted oral argument (the “Oral Argument”), via Microsoft Teams, in connection with the Motion to Dismiss. During the Oral Argument, the Court informed the parties that the Court would be dismissing the fraud claim, in its entirety, and provided Plaintiffs an opportunity to amend their fraud claim within sixty days of the date of the Oral Argument.  The Court reserved decision on the other causes of action.

On December 14, 2021, the Court entered a Decision and Order in connection with the Motion to Dismiss (the “Order”) whereby the Court dismissed Plaintiff’s causes of action for specific performance, conversion, permanent injunction, and reiterated its prior determination that the fraud claim was also dismissed.  The Court denied the Motion to Dismiss in connection with the other causes of action asserted in the Complaint.

On January 26, 2022, we and Ault filed an Answer to the Complaint and asserted numerous affirmative defenses.

Based on our assessment of the facts underlying the above claims, the uncertainty of litigation, and the preliminary stage of the case, we cannot reasonably estimate the potential loss or range of loss that may result from this action. An unfavorable outcome may have a material adverse effect on our business, financial condition and results of operations.

Subpoena

The Company and certain affiliates and related parties have received several subpoenas from the SEC for the production of documents and testimony. The Company is fully cooperating with this non-public, fact-finding inquiry and management believes that the Company has operated its business in compliance with all applicable laws. The subpoenas expressly provide that the inquiry is not to be construed as an indication by the Commission or its staff that any violations of the federal securities laws have occurred, nor should they be considered a reflection upon any person, entity or security. However, there can be no assurance as to the outcome of this matter.

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

Market Information

Our common stock is listed on the NYSE American under the symbol NILE. Prior to December 13, 2021, our common stock was listed on the NYSE American under the symbol DPW. The following table sets forth our high and low closing sale prices per share of our common stock as reported by www.nasdaq.com on the NYSE American through March 31, 2022 and for each quarter for the past two fiscal years.

Fiscal Year Ended December 31, 2020
	High	Low
First Quarter	$2.48	$0.53
Second Quarter	$6.55	$0.71
Third Quarter	$5.24	$1.55
Fourth Quarter	$10.94	$1.44

Fiscal Year Ended December 31, 2021
	High	Low
First Quarter	$7.84	$2.97
Second Quarter	$3.27	$2.09
Third Quarter	$2.83	$2.18
Fourth Quarter	$2.47	$1.19

Fiscal Year Ending December 31, 2022
	High	Low
First Quarter	$1.34	$0.53

On April 11, 2022, the closing sale price per share of our common stock was $0.58.

Record Holders

As of December 31, 2021, shares of our common stock were issued and outstanding and were owned by 35 holders of record. A number of holders of our common stock are “street name” or beneficial holders whose shares of record are held by banks, brokers, and other financial institutions.

Dividend Policy

We have not declared or paid any cash dividends since our inception, and we do not intend to pay any cash dividends in the foreseeable future. The declaration of dividends in the future, if any, will be at the discretion of our Board and will depend upon our earnings, capital requirements, and financial position.

Equity Compensation Information

 The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable with respect to the Company. However, as of December 31, 2021, Ault Alpha had purchased 6.1 million shares of our common stock at an average price of $2.16.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” in this Annual Report, changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions and the following:

●	Adverse economic conditions;

●	Our ability to effectively execute our business plan;

●	Inability to raise sufficient additional capital to operate our business;

●	Our ability to manage our expansion, growth and operating expenses;

●	Our ability to evaluate and measure our business, prospects and performance metrics;

●	Our ability to compete and succeed in highly competitive and evolving industries;

●	Our ability to respond and adapt to changes in technology and customer behavior;

●	Our ability to protect our intellectual property and to develop, maintain and enhance a strong brand; and

●	Other specific risks referred to in the section entitled “Risk Factors”.

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

In this Annual Report, the “Company,” “BitNile,” “we,” “us” and “our” refer to BitNile Holdings, Inc., a Delaware corporation formerly known as Ault Global Holdings, which was incorporated in September 2017. We are a diversified holding company owning subsidiaries engaged in, among others, the following operating businesses: commercial and defense solutions, commercial lending, data center operations, Bitcoin mining and advanced textile technology. Our direct and indirect wholly owned subsidiaries include Gresham Worldwide, Inc. (“GWW”), TurnOnGreen, Inc., formerly known as Coolisys Technologies Corp. (“TOGI”), TOG Technologies, Inc. (“TOG Technologies”), Digital Power Corporation (“Digital Power”), Gresham Power Electronics Ltd. (“Gresham Power”), Enertec Systems 2001 Ltd. (“Enertec”), Relec Electronics Ltd. (“Relec”), Digital Power Lending, LLC (“DP Lending”), Ault Alliance, Inc. (“Ault Alliance”), Ault Global Real Estate Equities, Inc. (“AGREE”) and BitNile, Inc. (“BNI”). We also have a controlling interest in Microphase Corporation (“Microphase”), BNI has a controlling interest in Alliance Cloud Services, LLC (“ACS”), and Ault Alliance has a significant investment in Avalanche International Corp. (“Avalanche”).

Recent Events and Developments

On January 22, 2021, we entered into an At-The-Market Issuance Sales Agreement, as amended on February 17, 2021 and thereafter on March 5, 2021 (the “2021 Sales Agreement”), with Ascendiant Capital Markets, LLC, acting as the sales agent, relating to the sale of shares of common stock offered by a prospectus supplement and the accompanying prospectus, as amended by the amendments to the sales agreement dated February 16, 2021 and March 5, 2021. During the year ended December 31, 2021, in accordance with the terms of the 2021 Sales Agreement, we sold an aggregate of 52,552,353 shares of common stock from time to time through the sales agent for gross proceeds of $200 million.

On January 29, 2021, ACS, a majority-owned subsidiary of our wholly owned subsidiary, Ault Alliance, closed on the acquisition of a 617,000 square foot energy-efficient facility located on a 34.5 acre site in southern Michigan for a purchase price of $4.0 million (the “Facility”). The purchase price was paid by our own working capital. Ownership of the Facility was subsequent assigned to BNI, another of our wholly owned subsidiaries.

On March 9, 2021, our wholly owned subsidiary, DP Lending, entered into a securities purchase agreement with Alzamend Neuro, Inc. (“Alzamend”), a related party, to invest $10 million in Alzamend common stock and warrants, subject to the achievement of certain milestones. We agreed to fund $4 million upon execution of the securities purchase agreement and to fund the balance upon Alzamend achieving certain milestones related to the U.S. Food and Drug Administration approval of Alzamend’s Investigational New Drug application and Phase 1a human clinical trials for Alzamend’s lithium based ionic cocrystal therapy, known as AL001. As of the date of this Annual Report, we have funded an aggregate of $6 million pursuant to the securities purchase agreement. Under the securities purchase agreement, Alzamend has agreed to sell up to 6,666,667 shares of its common stock to DP Lending for $10 million, or $1.50 per share, and issue to DP Lending warrants to acquire up to 3,333,334 shares of Alzamend common stock with an exercise price of $3.00 per share. The transaction was approved by our independent directors after receiving a third-party valuation report of Alzamend.

On May 12, 2021, we issued 275,862 shares of common stock to A&C upon the conversion of $400,000 of principal on an 8% Convertible Promissory Note dated February 5, 2020.

On June 11, 2021, we entered into a securities purchase agreement with Ault & Company, Inc., a Delaware corporation and a stockholder of ours (“A&C”). Pursuant to the terms of the agreement, A&C is entitled to purchase 1,000,000 shares of our common stock for a total purchase price of $2,990,000, at a purchase price per share of $2.99, which was $0.05 per share above the closing stock price on June 10, 2021.

On June 15, 2021, Alzamend closed an initial public offering at a price to the public of $5.00 per share. DP Lending purchased 2,000,000 shares of Alzamend’s common stock in the initial public offering for an aggregate of $10,000,000. Alzamend’s common stock is listed on The Nasdaq Capital Market under the ticker symbol “ALZN.”

On July 28, 2021, Alzamend received from the U.S. Food and Drug Administration a “Study May Proceed” letter for a Phase 1 study under the Alzamend’s Investigational New Drug application for AL001, a lithium-based ionic cocrystal oral therapy for patients with dementia related to mild, moderate, and severe cognitive impairment associated with Alzheimer’s disease.

During the quarter ended September 30, 2021, we executed contracts to purchase 4,000 Antminer S-19 Pro Bitcoin miners. As of September 30, 2021, we had received 1,000 of the Bitcoin miners. The remaining 3,000 units are expected to be delivered at a rate of 300 units per month between October 2021 and July 2022. The gross purchase price is $27.3 million. In November 2021, we executed contracts to purchase an aggregate of 16,000 Bitcoin miners for $121 million. The purchase includes both the environmentally friendly S19 XP Antminers that feature a processing power of 140 terahashes per second (TH/s) with an energy consumption of 3.01 kilowatt-hours (kWh) and the S19j Pro Antminers that feature a processing power of 100 TH/s with an energy consumption of 2.95 kWh. Based on current delivery schedules, we expect that the 16,000 newly purchased miners will be shipped by Bitmain between March 2022 and September 2022. Approximately $92.4 million of the gross purchase price has been paid as of March 24, 2022 with the balance scheduled to be paid between April 2022 and November 2022.

On December 13, 2021, BNI closed an investment of Series A preferred stock of Earnity Inc., a decentralized finance (“DeFi”) marketplace based in San Mateo, California. BNI paid approximately $11.5 million for the shares of Earnity’s Series A preferred stock. Following the investment, BNI beneficially owned approximately 19.99% of Earnity’s common stock.

On December 15, 2021, our wholly owned subsidiary DP Lending entered into an exchange agreement with Imperalis Holding Corp (“IMHC”) pursuant to which IMHC issued us a convertible promissory note (the “Note”) in the principal amount of $101,528.77, in exchange for those certain promissory notes dated August 18, 2021 and November 5, 2021 previously issued by IMHC to DP Lending in the aggregate principal amount of $100,000, which prior notes had accrued interest of $1,528.77 as of the December 15, 2021. The Note accrues interest at 10% per annum, is due on December 15, 2023, and the principal, together with any accrued but unpaid interest on the amount of principal, is convertible into shares of IMHCs common stock at DP Lending’s option at a conversion price of $0.01 per share.

On December 16, 2021, we entered into a stock purchase agreement (the “Agreement”) with the majority stockholders of IMHC. Pursuant to the Agreement, we purchased 129,363,756 shares of IMHC’s common stock from the sellers in exchange for $200,000. Upon the closing of the Agreement, we owned a majority of IMHC’s Common Stock, resulting in a change in control of IMHC.

On December 22, 2021 (the “Closing Date”), AGREE Madison, LLC, a wholly owned subsidiary of AGREE, a wholly owned subsidiary of Ault Alliance, through various wholly owned subsidiaries (the “Property Owners”), entered into construction loan agreements (the “Loan Agreements”) in the aggregate amount of $68,750,000 (the “Loans”) in connection with the acquisition of four hotel properties (the “Properties”). The Properties were acquired on the Closing Date for an aggregate purchase price of $69,200,000, of which $2,500,000 was previously funded on deposit, $21,378,000 was paid by the Company on the Closing Date, and the remaining amounts were funded from the Loans. The remaining $23,428,000 of the Loans are available to be drawn upon by the Property Owners towards the completion of the $13,700,000 in property improvement plans (“PIPs”) the Property Owners agreed to undertake, as well as to fund working capital, interest reserves, franchise fees and other costs and expenses related to the acquisition. The Loans are due on January 1, 2025 (the “Maturity Date”), but may be extended by the Property Owners for two additional 12-month terms, subject to certain terms and conditions as set forth in the Loan Agreements. The Loans accrue interest at a rate equal to the greater of (i) the LIBOR Rate plus 675 basis points or (ii) 7% per annum. The Property Owners will make monthly installment payments of interest only, starting January 1, 2022.

On December 27, 2021, the Company and GWW entered into a Share Exchange Agreement (the “Exchange Agreement”) with Giga-tronics Incorporated, a California corporation (“GIGA”). Pursuant to the Exchange Agreement, GIGA will acquire all of the outstanding shares of capital stock of GWW in exchange for (i) issuing to the Company 2,920,085 shares of GIGA’s common stock (“GIGA Common Stock”) and 514.8 shares of a new series of preferred stock (“GIGA Preferred Stock”) which are convertible into an aggregate of 3,960,043 shares of GIGA Common Stock, subject to adjustment, and (ii) the assumption of GWW’s equity awards representing, on an as-assumed basis, 249,875 shares of GIGA’s restricted shares of common stock (the “Exchange Transaction”). Completion of the Exchange Transaction is subject to the approval of GIGA’s shareholders and customary closing conditions.

Immediately following the completion of the Exchange Transaction, GWW will be a wholly owned subsidiary of GIGA. In addition, the Exchange Agreement provides that, the Company shall loan to GIGA $4.25 million pursuant to a convertible promissory note (“Closing Date Loan”) upon the closing of the Exchange Transaction (the “Closing”), and following the Closing, GIGA will repurchase or redeem all of its shares of Series B, Series C, Series D and Series E preferred stock currently outstanding (the “Outstanding Preferred”). Assuming the repurchase of the Outstanding Preferred and based upon 2,725,010 shares of GIGA Common Stock currently outstanding, following the issuance to the Company of the shares of GIGA Common Stock and GIGA Preferred Stock pursuant to the Exchange Transaction, the Company would hold approximately 68% of the outstanding voting power and capital stock of GIGA, and existing holders of GIGA Common Stock would hold approximately 32%.

On December 30, 2021, Third Avenue Apartments LLC (“Third Avenue Apartments”), which is a wholly owned subsidiary of AGREE Madison, LLC, closed upon the acquisition of certain real property located in St. Petersburg, Florida (the “Real Property”) together with all improvements on the Real Property and all singular rights and appurtenances pertaining thereto, including, but not limited to, (i) all entitlements, easements, rights, mineral rights, oil and gas rights, water, water rights, air rights, development rights and privileges appurtenant to the Real Property, (ii) all tangible personal property, owned and assignable by Seller, located on or used in connection with the Real Property, including, without limitation, engineering studies, soils reports, (iii) all warranties, guaranties, indemnities and other similar rights relating to the Real Property and/or the assets transferred hereby, (iv) all permits, licenses, consents, approvals and entitlements related to the Real Property, (v) any rights of way, appendages appurtenances, easements, sidewalks, alleys, gores or strips of land adjoining or appurtenant to the Real Property or any portion thereof, if any, and used in conjunction therewith, and (vi) all intangible rights directly relating to the Real Property (collectively, with the Real Property, the “Property”).

The Property was acquired from Third Avenue at St Petersburg LLC (the “Seller”) pursuant to a contract of entered into by Third Avenue Apartments and the Seller. The purchase price for the property was $15,500,000, of which $1,500,000 was previously funded on deposit and the remaining $14,000,000 was paid by the Company on the Closing Date. The Company plans to use the Property for the development of a high-rise multi-family project.

On December 30, 2021, we issued of (i) secured promissory notes (individually, a “Note” and collectively, the “Notes”) with an aggregate principal face amount of approximately $66,000,000; (ii) five-year Class A warrants to purchase an aggregate of 14,095,350 shares of our common stock at an exercise price of $2.50, subject to adjustment; and (iii) five-year Class B warrants to purchase an aggregate of 1,942,508 shares of our common stock at an exercise price of $2.50 per share, subject to adjustment.

We agreed to file a registration statement to register the shares of common stock underlying the foregoing warrants and certain other shares underlying previously issued warrants to one of the investors.

We, certain of our subsidiaries and Esousa Holdings, LLC, as the collateral agent on behalf of the investors (the “Agent”) entered into a security agreement, pursuant to which we (i) pledged the equity interests in substantially all of our U.S. based subsidiaries and (ii) granted to the investors a security interest in substantially all of our deposit accounts, securities accounts, chattel paper, documents, equipment, general intangibles, instruments and inventory, and all proceeds therefrom. The entirety of the loan, including the original issue discount and accrued but unpaid interest, was fully paid off on March 30, 2022.

On February 4, 2022, we and our wholly owned subsidiary Ault Alliance entered into a securities purchase agreement providing for our purchase of BNI from Ault Alliance. As a result of this transaction, both BNI and Ault Alliance are each stand-alone wholly owned subsidiaries of ours.

On February 10, 2022, consistent with our objective to have BNI operate the entirety of our business that relates to cryptocurrencies, Ault Alliance assigned the entirety of its interest in ACS to BNI.

On February 25, 2022, we entered into an At-The-Market Issuance Sales Agreement (the “2022 Sales Agreement”), with Ascendiant Capital Markets, LLC, acting as the sales agent, relating to the sale of shares of common stock offered by a prospectus supplement and the accompanying prospectus. Through March 31, 2022 and in accordance with the terms of the 2022 Sales Agreement, we sold an aggregate of 140,658,096 shares of common stock from time to time through the sales agent for gross proceeds of approximately $110 million.

On March 20, 2022, we and our majority owned subsidiary IMHC entered into a securities purchase agreement (the “Agreement”) with TOGI, a wholly owned subsidiary of ours. According to the Agreement, we will (i) deliver to IMHC all of the outstanding shares of common stock of TOGI that we own, and (ii) forgive and eliminate the intracompany accounts between us and TOGI evidencing historical equity investments made by us in TOGI, in the approximate amount of $25,000,000, in consideration for the issuance by IMHC to us (the “Transaction”) of an aggregate of 25,000 newly designated shares of Series A Preferred Stock (the “IMHC Preferred Stock”), with each such share having a stated value of $1,000. The closing of the Transaction is subject to our delivery to IMHC of audited financial statements of TOGI and other customary closing conditions. Immediately following the completion of the Transaction, TOGI will be a wholly owned subsidiary of IMHC. The parties to the Agreement have agreed that, upon completion of the Transaction, IMHC will change its name to TurnOnGreen, Inc., and, through an upstream merger whereby the current TOGI shall cease to exist, IMHC shall have TOGI’s two operating subsidiaries, TOG Technologies Inc. and Digital Power Corporation. Promptly following the closing of the Transaction, IMHC will dissolve its three dormant subsidiaries.

Our Corporate Structure

On January 19, 2021, we changed our corporate name from DPW Holdings, Inc. to Ault Global Holdings, Inc. and, on December 13, 2021, we changed our corporate name from Ault Global Holdings, Inc. to BitNile Holdings, Inc. (together, the “Name Changes”). The Name Changes were each effected through a parent/subsidiary short form merger pursuant to an Agreement and Plan of Merger dated January 7, 2021 and December 1, 2021, respectively. Neither of the mergers nor the corresponding Name Change affected the rights of our security holders. Our common stock is traded on the NYSE American under the symbol “NILE.” Existing stock certificates that reflect our prior corporate name continue to be valid. Certificates reflecting the new corporate name are issued as old stock certificates are tendered for exchange or transfer to our transfer agent. Concurrently with the change in our name to Ault Global Holdings, Inc., Milton C. Ault III was appointed as our Executive Chairman, William B. Horne was appointed as our Chief Executive Officer and remains as Vice Chairman of our Board, and Henry Nisser was appointed as our President and remains as our General Counsel.

Commencing in October 2019 and continuing through February 2022, we reorganized our corporate structure pursuant to a series of transactions by and among BitNile Holdings and our directly and indirectly owned subsidiaries. The purpose of the reorganization was to align our various businesses by the products and services that constitute the majority of each subsidiaries’ revenues. As a result of the foregoing transactions, our streamlined corporate structure is currently as follows:

General

As a holding company, our business strategy is designed to increase stockholder value. Under this strategy, we are focused on managing and financially supporting our existing subsidiaries and partner companies, with the goal of pursuing monetization opportunities and maximizing the value returned to stockholders. We have, are and will consider initiatives including, among others: public offerings, the sale of individual partner companies, the sale of certain or all partner company interests in secondary market transactions, or a combination thereof, as well as other opportunities to maximize stockholder value. We anticipate returning value to stockholders after satisfying our debt obligations and working capital needs.

From time to time, we engage in discussions with other companies interested in our subsidiaries or partner companies, either in response to inquiries or as part of a process we initiate. To the extent we believe that a subsidiary partner company’s further growth and development can best be supported by a different ownership structure or if we otherwise believe it is in our stockholders’ best interests, we will seek to sell some or all of our position in the subsidiary or partner company. These sales may take the form of privately negotiated sales of stock or assets, mergers and acquisitions, public offerings of the subsidiary or partner company’s securities and, in the case of publicly traded partner companies, sales of their securities in the open market. Our plans may include taking subsidiaries or partner companies public through rights offerings and directed share subscription programs. We will continue to consider these (or similar) programs and the sale of certain subsidiary or partner company interests in secondary market transactions to maximize value for our stockholders.

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

We are a Delaware corporation with our corporate office located at 11411 Southern Highlands Pkwy, Suite 240, Las Vegas, NV 89141. Our phone number is 949-444-5464 and our website address is www.bitnile.com.

Results of Operations

Results of Operations for the Years ended December 31, 2021 and 2020

The following table summarizes the results of our operations for the years ended December 31, 2021 and 2020.

	For the Year Ended
	December 31,
	2021	2020

Revenue	$32,096,000	$23,629,000
Revenue, cryptocurrency mining, net	3,450,000	-
Revenue, lending and trading activities	16,854,000	242,000
Total revenue	52,400,000	23,871,000
Cost of revenue	23,858,000	16,357,000
Gross profit	28,542,000	7,514,000

Total operating expenses	46,903,000	13,547,000

Loss from continuing operations	(18,361,000)	(6,033,000)
Interest and other income	808,000	105,000
Impairment of debt securities, net	(5,090,000)	-
Interest expense	(1,871,000)	(9,648,000)
Change in fair value of marketable equity securities	(1,327,000)	919,000
Realized gain on marketable securities	1,924,000	-
Loss from equity investment	(311,000)	-
Gain (loss) on extinguishment of debt	929,000	(18,706,000)
Change in fair value of warrant liability	(542,000)	(49,000)

Loss from continuing operations before income taxes	(23,841,000)	(33,412,000)
Income tax (provision) benefit	(130,000)	24,000
Loss from continuing operations	(23,971,000)	(33,388,000)
Net income from discontinued operations, net of taxes	-	661,000
Net loss	(23,971,000)	(32,727,000)
Less: Net gain attributable to non-controlling interest	(213,000)	-
Net loss attributable to BitNile Holdings	(24,184,000)	(32,727,000)
Preferred dividends	(18,000)	(18,000)
Net loss available to common stockholders	$(24,202,000)	$(32,745,000)

Comprehensive loss
Net loss available to common stockholders	$(24,202,000)	$(32,745,000)
Other comprehensive income (loss)
Foreign currency translation adjustment	85,000	482,000
Net unrealized gain (loss) on derivative securities of related party	(7,773,000)	3,312,000
Impairment of debt securities	9,300,000	-
Other comprehensive income	1,612,000	3,794,000
Total comprehensive loss	$(22,590,000)	$(28,951,000)

Revenues

Revenues by segment for the years ended December 31, 2021 and 2020 are as follows:

	For the Year Ended December 31,		Increase
	2021	2020	(Decrease)%

GWW	$25,581,000	$18,213,000	$7,368,000	40%
TOGI	5,346,000	5,416,000	(70,000)	-1%
Ault Alliance:
Revenue, cryptocurrency mining, net	3,450,000	-	3,450,000	-
Revenue, lending and trading activities	16,854,000	242,000	16,612,000	6864%
Other	1,169,000	-	1,169,000	-
Total revenue	$52,400,000	$23,871,000	$28,529,000	120%

Our revenues increased by $28.5 million, or 120%, to $52.4 million for the year ended December 31, 2021, from $23.9 million for the year ended December 31, 2020.

GWW

GWW revenues increased by $7.4 million, or 40%, to $25.6 million for the year ended December 31, 2021, from $18.2 million for the year ended December 31, 2020. The increase in GWW revenue in 2021 includes an increase of $6.4 million from Relec, which was acquired on November 30, 2020. In the prior year period, revenue was constrained by a lack of working capital. The increase in revenue from our GWW segment for customized solutions for the military markets reflects our improved liquidity in 2021, as we were able to allocate additional funds to our defense business to improve its ability to fulfill backlog orders. Revenue from Enertec, which largely consists of revenue recognized over time, was $10.9 million for the year ended December 31, 2021, an increase of $1.7 million, or 17.9%, from $9.3 million in the prior-year period.

TOGI

TOGI revenues for the year ended December 31, 2021 of $5.3 million declined $70,000, or 1%, from $5.4 million for the year ended December 31, 2020.

Ault Alliance

While BNI acquired the Bitcoin mining operation from Ault Alliance on February 10, 2022, for purposes of this Annual Report, such operations are presented as being carried out under the name of Ault Alliance since this section discusses matters occurring during the fiscal year ended December 31, 2021.

Revenues from our cryptocurrency mining operations were $3.5 million for the year ended December 31, 2021, compared to nil for year ended December 31, 2020, as we resumed our cryptocurrency mining operations during the first quarter of 2021. Our decision to resume cryptocurrency mining operations in 2021 was based on several factors, which positively affected the number of active miners we operated, including the market prices of digital currencies, and favorable power costs available at the Facility.

Revenues from our lending and trading activities increased to $16.9 million for the year ended December 31, 2021, from $0.2 million for the year ended December 31, 2020, which is attributable to a significant allocation of capital from our equity financing transactions to our loan and investment portfolio. During the year ended December 31, 2021, DP Lending generated significant income from appreciation of investments in marketable securities as well as shares of common stock underlying convertible notes and warrants issued to DP Lending in certain financing transactions. Under its business model, DP Lending also generates revenue through origination fees charged to borrowers and interest generated from each loan.

Based upon the fair value of Alzamend common stock at December 31, 2021, which was $1.90 based on its closing price on such date, for the year ended December 31, 2021, we recorded an unrealized loss of $5.6 million related to our investment in Alzamend common stock.

Revenues from our trading activities during the year ended December 31, 2021 included significant net gains on equity securities, including unrealized gains and losses from market price changes. These gains and losses have caused, and will continue to cause, significant volatility in our periodic earnings.

Gross Margins

Gross margins increased to 54.5% for the year ended December 31, 2021 compared to 31.5% for the year ended December 31, 2020. Our gross margins have typically ranged between 33% and 37%, with slight variations depending on the overall composition of our revenue. During 2022, we expect our gross margins will increase significantly from Bitcoin mining, which is expected to have significantly higher gross margins.

Our gross margins of 54.5% recognized during the year ended December 31, 2021, were impacted by the favorable margins from our lending and trading activities. Excluding the effects of margin from our lending and trading activities, our adjusted gross margins for the year ended December 31, 2021, would have been 32.9%, consistent with our historical range.

Research and Development

Research and development expenses increased by $0.2 million to $2.0 million for the year ended December 31, 2021, from $1.8 million for the year ended December 31, 2020. The increase in research and development expenses is due to costs incurred at TOGI related to the development of our EV charger products.

Selling and Marketing

Selling and marketing expenses were $7.8 million for the year ended December 31, 2021, compared to $1.2 million for the year ended December 31, 2020, an increase of $6.6 million, or 560%. The increase was the result of increases in personnel costs directly attributed to an increase in sales and marketing personnel, consultants and advertising spending primarily at Ault Alliance related to digital marketing and digital learning initiatives. The increase is also attributable to costs incurred at TOGI to grow our selling and marketing infrastructure related to our EV charger products.

General and Administrative

General and administrative expenses were $36.7 million for the year ended December 31, 2021, compared to $12.5 million for the year ended December 31, 2020, an increase of $24.2 million, or 193%. General and administrative expenses increased from the comparative prior period, mainly due to:

●	non-cash stock compensation costs of $7.8 million;
●	the accrual of a $5.1 million performance bonus related to realized gains on trading activities during the period;
●	general and administrative costs of $1.4 million from Relec, which was acquired on November 30, 2020;
●	increased costs related to the Facility, operated by ACS; and
●	higher consulting, audit, legal and insurance costs.

Loss From Continuing Operations

We recorded a loss from continuing operations of $18.4 million for the year ended December 31, 2021, compared to a loss from continuing operations of $6.0 million for the year ended December 31, 2020. The change in operating results is attributable to the increase in operating expenses, primarily general and administrative expenses partially offset by the increase in revenue and gross margins.

Interest and Other Income

Interest and other income was $0.8 million for the year ended December 31, 2021 compared to $0.1 million for the year ended December 31, 2020. Other income for the year ended December 31, 2021 included a $0.4 million gain related to the release of certain escrow funds related to the 2017 acquisition of Enertec.

Impairment of Debt Securities, Net

Debt securities are evaluated periodically to determine whether a decline in their value is other than temporary. We utilize criteria such as the magnitude and duration of the decline, in addition to the reason underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Impairment of debt securities consisted of the following as of December 31, 2021 and 2020:

	For the Year Ended
	December 31,
	2021	2020
Impairment of debt securities	$(9,300,000)	$-
Accretion of discount on note receivable, related party	4,210,000	-
Total	$(5,090,000)	$-

During the fourth quarter of 2021, we determined that the decline in value fair value of the warrant derivative securities that we received as a result of our investment in AVLP was other than temporary. We recorded an impairment of debt securities of $9.3 million with a corresponding adjustment to other comprehensive income reducing prior unrealized losses.

Accretion of discount on note receivable, related party was $4.2 million for the year ended December 31, 2021, compared to nil for the year ended December 31, 2020, due to the significant decline in the value of warrants in AVLP, accretion of the warrant discount was accelerated, resulting in a discount of nil related to warrants issued in conjunction with the convertible promissory note of AVLP as of December 31, 2021.

Interest Expense

Interest expense was $1.9 million for the year ended December 31, 2021, compared to $4.4 million for the year ended December 31, 2020. The decrease in interest expense for the year ended December 31, 2021 was primarily related to the decrease in our average level of borrowings during the year. The significant borrowings during the year ended December 31, 2021 were made during the month of December 2021.

Change in Fair Value of Warrant Liability

During the year ended December 31, 2021, the fair value of the warrants that were issued during 2021 in a series of debt financings increased by $0.5 million. The fair value of these warrants is re-measured at each financial reporting period and immediately before exercise, with any changes in fair value recorded as change in fair value of warrant liability in the Consolidated Statements of Operations and Comprehensive Loss.

Change in Fair Value of Marketable Equity Securities

Change in fair value of marketable equity securities was a loss of $1.3 million for the year ended December 31, 2021, compared to a loss of $0.9 million for the year ended December 31, 2020.

Realized Gain on Marketable Securities

Realized gain on marketable securities was $1.9 million for the year ended December 31, 2021, compared to nil for the year ended December 31, 2020.

Gain (Loss) on Extinguishment of Debt

Gain on extinguishment of debt was $0.9 million for the year ended December 31, 2021, as we received forgiveness of loans made under the Paycheck Protection Program. Loss on extinguishment of debt was $18.7 million for the year ended December 31, 2020, as principal and accrued interest of $6.4 million and $2.2 million, respectively, on our debt securities was satisfied through the issuance of 9.6 million shares of common stock. We recognized a loss on extinguishment of $15.6 million as a result of these issuances. The remaining loss on extinguishment is primarily due to the estimated fair value of warrants to purchase an aggregate of 1.7 million shares of common stock that were issued to Esousa pursuant to the Master Exchange Agreement.

Net Gain From Discontinued Operations

During the first quarter of 2020, we discontinued the restaurant operations of I.AM. Management determined that the permanent closing of the restaurant operations met the criteria for presentation as discontinued operations. Accordingly, the results of the restaurant operations are presented as discontinued operations in our consolidated statements of operations and comprehensive loss and are excluded from continuing operations for all periods presented. In November 2020, I.AM filed a voluntary petition for bankruptcy under Chapter 7 and we ceded authority for managing the business to the Bankruptcy Court, resulting in the deconsolidation I.AM.

Net Loss

For the foregoing reasons, our net loss for the year ended December 31, 2021 was $24.2 million compared to a net loss of $32.7 million for the year ended December 31, 2020.

Other Comprehensive Income

Other comprehensive income was $1.6 million and $3.8 million for the years ended December 31, 2021 and 2020, respectively. During the fourth quarter of 2021, we determined that the decline in value fair value of the warrant derivative securities that we received as a result of our investment in AVLP was other than temporary. We recorded an impairment of debt securities of $9.3 million with a corresponding adjustment to other comprehensive income reducing prior unrealized losses, including $7.8 million of unrealized losses for the year ended December 31, 2021. During the year ended December 31, 2020, unrealized gains in the warrant derivative securities of AVLP was the primary component of other comprehensive income.

Liquidity and Capital Resources

On December 31, 2021, we had cash and cash equivalents and restricted cash of $21.2 million. This compares with cash and cash equivalents of $18.7 million at December 31, 2020. The increase in cash and cash equivalents was primarily due to cash provided by financing activities related to our 2021 ATM Offering and debt offerings. Our cash and cash equivalents as of April 1, 2022 were approximately $30 million

Net cash used in continuing operating activities totaled $61.7 million for the year ended December 31, 2021, compared to $11.2 million for the year ended December 31, 2020. Cash used for operating activities included $29.4 million net cash used for marketable securities related to trading activities related to the operations of DP Lending.

Net cash used in investing activities was $355.5 million for the year ended December 31, 2021, compared to $7.8 million for the year ended December 31, 2020 and reflects the following transactions:

●	Capital Expenditures for Bitcoin Mining Equipment – $75.0 million of capital expenditures related to Bitcoin mining equipment at Ault Alliance, $64.1 million of which represents deposits to secure the delivery of Bitcoin miners. The purchase agreements include 4,600 environmentally friendly S19 XP Antminers from Bitmain that feature a processing power of 140 TH/s and 16,000 S19j Pro Antminers that feature a processing power of 100 TH/s. As of December 31, 2021, we had received 1,885 S19j Pro Antminers. During the year ended December 31, 2021, we capitalized $1.0 million of shipping costs and $1.2 million of third-party commissions related to cryptocurrency machines and related equipment. We expect to receive delivery of the full 20,600 Bitcoin miners by December 2022. Beginning in March of 2022, we expected to receive approximately 2,300 miners per month.

●	Acquisition of Hotels – On December 22, 2021, our real estate segment acquired four hotel properties for $71.3 million consisting of a 136-room Courtyard by Marriott, a 133-room Hilton Garden Inn and a 122-room Residence Inn by Marriott in Middleton, WI, as well as a 135-room Hilton Garden Inn in Rockford, IL. The purchase price consisted of $69.2 million paid to the seller and $2.1 million of direct transaction costs.

●	Acquisition of St. Peterburg Land – On December 30, 2021, our real estate segment acquired certain real property located at the southeast corner of 5th Street North and 3rd Avenue North in St. Petersburg, FL. The purchase price for the property was $15.5 million. We plan to use the property for the development of a high-rise multi-family project.

●	Acquisition of Michigan Cloud Data Center – On January 29, 2021, ACS closed on the acquisition of the Facility, which is located on a 34.5 acre site in southern Michigan, for a purchase price of $3.9 million. We have invested an additional $6.8 million to upgrade the facility, primarily to build out the 30,000 square foot data center within the facility.

●	Investment in Alzamend – On March 9, 2021, DP Lending, entered into a securities purchase agreement with Alzamend, a related party, to invest $10 million in Alzamend common stock and warrants, subject to the achievement of certain milestones. We funded $4 million upon execution of the securities purchase agreement, $2 million in July 2021 upon Alzamend achieving U.S. Food and Drug Administration approval of Alzamend’s Investigational New Drug application for its Phase Ia clinical trials for AL001, and agreed to fund the final $4 million based upon Alzamend’s completion of its Phase Ia clinical trials for AL001, which was announced in March 2022. Under the securities purchase agreement, Alzamend sold to DP Lending an aggregate of 6,666,667 shares of its common stock to DP Lending for $10 million, or $1.50 per share, and issued warrants to acquire up to 3,333,334 shares of Alzamend common stock with an exercise price of $3.00 per share. The transaction was approved by our independent directors after receiving a third-party valuation report of Alzamend.

●	Investment in Ault & Company – On February 25, 2021, Ault & Company, a related party, sold and issued an 8% secured promissory note in the principal amount of $2.5 million to us. The principal amount of the secured promissory note, plus any accrued and unpaid interest at a rate of 8% per annum, is due and payable on December 31, 2022.

●	Investment of ADTC initial public offering proceeds – During December 2021, we invested $116.7 million in cash and marketable securities in a trust account. Cash and marketable securities held in the trust account represents cash and U.S. treasury bills that were purchased with funds raised through the initial public offering of ADTC, a consolidated SPAC. The funds raised are held in a trust account that is restricted for use and may only be used for purposes of completing an initial business combination or redemption of the common stock of ADTC, as set forth in the trust agreement.

Historically, we have financed our operations principally through issuances of convertible debt, promissory notes and equity securities. During 2021, we continued to successfully obtain additional debt and equity financing. Net cash provided by financing activities was $419.9 million for the year ended December 31, 2021, compared to $37.3 million for the year ended December 31, 2020, and reflects the following transactions:

●	2021 ATM offering – On January 22, 2021, we entered into the 2021 Sales Agreement with Ascendiant to sell shares of common stock having an aggregate offering price of up to $50 million from time to time, through the 2021 ATM Offering. On February 16, 2021, we filed an amendment to the prospectus supplement with the SEC to increase the amount of common stock that may be offered and sold in the 2021 ATM Offering, as amended under the 2021 Sales Agreement to $125 million in the aggregate, inclusive of the up to $50 million in shares of common stock previously sold in the 2021 ATM Offering. On March 5, 2021, we filed a second amendment to the prospectus supplement with the SEC to further increase the amount of common stock that may be offered and sold in the 2021 ATM Offering, as amended under the 2021 Sales Agreement to $200 million in the aggregate, inclusive of the up to $125 million in shares of common stock previously sold in the 2021 ATM Offering. The offer and sale of shares of common stock from the 2021 ATM Offering was made pursuant to our effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-251995) which became effective on January 20, 2021. Through December 31, 2021, we had received gross proceeds of $200 million through the sale of 52,552,353 shares of common stock from the 2021 ATM Offering. The 2021 ATM Offering was terminated in December 2021.

●	December 2021 Secured Promissory Notes – On December 30, 2021, we entered into a securities purchase agreement with certain sophisticated investors providing for the issuance of secured promissory notes that bear interest at 8% per annum with an aggregate principal face amount of approximately $66 million including a 10% original issue discount. The secured promissory notes were repaid in March 2022.

●	AGREE Madison Construction Loan Agreements – On December 22, 2021, our real estate segment entered into the Loan Agreements. The outstanding balances under the Loans was $55.1 million as of December 31, 2021. The Loans are due on January 1, 2025, but may be extended for two additional 12-month terms, subject to certain terms and conditions as set forth in the Loan Agreements. The Loans accrue interest at a rate equal to the greater of (i) the LIBOR Rate plus 675 basis points or (ii) 7% per annum. The real estate segment subsidiaries began making monthly installment payments of interest only, starting January 1, 2022.

●	Proceeds from initial public offering of ADTC – In December 2021, we received $112.1 million in gross proceeds from the initial public offering of ADTC.

Subsequent to December 31, 2021, on February 25, 2022, we entered into the 2022 Sales Agreement with Ascendiant to sell shares of common stock having an aggregate offering price of up to $200 million from time to time, through the 2022 ATM Offering. The offer and sale of shares of common stock from the 2022 ATM Offering was made pursuant to our effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-260618) which became effective on November 12, 2021. As of March 31, 2022, the Company had sold an aggregate of 140.7 million shares of common stock pursuant to the 2022 ATM Offering for gross proceeds of $110.4 million. The shares were sold at an average price of $0.78 per share.

We believe our current cash on hand combined with the proceeds from the 2022 ATM Offering are sufficient to meet our operating and capital requirements for at least the next twelve months from the date the financial statements for the year ended December 31, 2021 are issued.

Critical Accounting Policies

Variable Interest Entities

For VIEs, we assess whether we are the primary beneficiary as prescribed by the accounting guidance on the consolidation of a VIE. The primary beneficiary of a VIE is the party that has the power to direct the activities that most significantly impact the performance of the entity and the obligation to absorb the losses or the right to receive the benefits that could potentially be significant to the entity.

We evaluate our business relationships with related parties to identify potential VIEs under Accounting Standards Codification (“ASC”) 810, Consolidation. We consolidate VIEs in which we are considered to be the primary beneficiary. Entities are considered to be the primary beneficiary if they have both of the following characteristics: (i) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance; and (ii) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. Our judgment with respect to our level of influence or control of an entity involves the consideration of various factors including the form of our ownership interest, our representation in the entity’s governance, the size of our investment, estimates of future cash flows, our ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process and to replace us as manager and/or liquidate the joint venture, if applicable.

Variable Interest Entity Considerations - Avalanche

We have determined that AVLP is a VIE as it does not have sufficient equity at risk. We do not consolidate AVLP because we are not the primary beneficiary and do not have a controlling financial interest. To be a primary beneficiary, an entity must have the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, among other factors. Although we have made a significant investment in AVLP, we have determined that Philou, which controls AVLP through the voting power conferred by its equity investment and which is deemed to be more closely associated with AVLP, is the primary beneficiary. As a result, AVLP’s financial position and results of operations are not consolidated in our financial position and results of operations.

Equity Investment in Unconsolidated Entity

As of December 31, 2021, our ownership percentage of AVLP was less than 20%. During the fourth quarter of 2021, we made additional advances to AVLP under the existing loan agreement and our consolidated VIE, Ault Alpha, entered into a loan agreement with AVLP totaling $3.6 million. Due to our cumulative lending position to AVLP and the facts and circumstances surrounding the terms of loan agreements, we reevaluated our level of influence over AVLP and determined that the equity ownership in AVLP should be accounted for under the equity method of accounting.

The basis of our previously held interest in AVLP was remeasured to fair value immediately before adopting the equity method of accounting. Our interest in AVLP as of December 31, 2020 has been presented as an equity investment in an unconsolidated entity, consistent with the current year presentation.

We have invested in AVLP based on the potential global impact of the novel technology of AVLP. AVLP has developed a novel cost effective and environmentally friendly material synthesis technology for textile applications. AVLP’s Multiplex Laser Surface Enhancement is a unique technology that has the ability to treat both natural and synthetic textiles for a wide variety of functionalities, including dyeability and printing enhancements, hydrophilicity, hydrophobicity, fire retardancy and anti-microbial properties. The use of water, harmful chemicals and energy is significantly reduced in comparison to conventional textile treatment methods.

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

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2021, we have carried out an evaluation, under the supervision of, and with the participation of, our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our principal executive officer and principal financial officer, with the assistance of other members of the Company's management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report and has determined that our disclosure controls and procedures were not effective due to the material weaknesses as described herein.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated 2013 Framework. Our management has concluded that, as of December 31, 2021, our internal control over financial reporting was not effective.

A material weakness is a control deficiency (within the meaning of the PCAOB Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses:

1.	We do not have sufficient resources in our accounting function, which restricts our ability to gather, analyze and properly review information related to financial reporting, including applying complex accounting principles relating to consolidation accounting and fair value estimates, in a timely manner.

2.	Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties during our assessment of our disclosure controls and procedures and concluded that the control deficiency that resulted represented a material weakness.

3.	Our primary user access controls (i.e. provisioning, de-provisioning, privileged access and user access reviews) to ensure appropriate authorization and segregation of duties that would adequately restrict user and privileged access to the financially relevant systems and data to appropriate personnel were not designed and/or implemented effectively. We did not design and/or implement sufficient controls for program change management to certain financially relevant systems affecting our processes.

Planned Remediation

Management continues to work to improve its controls related to our material weaknesses, specifically relating to user access and change management surrounding our IT systems and applications. Management will continue to implement measures to remediate material weaknesses, such that these controls are designed, implemented, and operating effectively. The remediation actions include: (i) enhancing design and documentation related to both user access and change management processes and control activities; and (ii) developing and communicating additional policies and procedures to govern the area of IT change management. In order to achieve the timely implementation of the above, management has commenced the following actions and will continue to assess additional opportunities for remediation on an ongoing basis.

•	Engaging a third-party specialist to assist management with improving the Company’s overall control environment, focusing on change management and access controls,
•	Implementing new applications and systems that are aligned with management’s focus on creating strong internal controls; and
•	Continuing to increase headcount across the Company, with a particular focus on hiring individuals with strong Sarbanes Oxley and internal control backgrounds.

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

Despite the existence of these material weaknesses, we believe that the consolidated financial statements included in the period covered by this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Changes in Internal Controls over Financial Reporting

During the most recent fiscal quarter 2021 there were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

 No applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the positions and offices presently held by each of our current directors and executive officers and their ages:

			Served as a
		Position and Offices	Director and
Name	Age	Held with the Company	Officer Since
Milton C. Ault, III (1)	52	Executive Chairman of the Board	2017
William B. Horne (1)	53	Chief Executive Officer, Vice Chairman and Director	2016
Henry Nisser (1)	53	President, General Counsel and Director	2019
Kenneth S. Cragun (1)	61	Chief Financial Officer	2020
Robert O. Smith	77	Lead Independent Director	2016
Moti Rosenberg	74	Director	2015
Jeffrey A. Bentz	62	Director	2018
Howard Ash	62	Director	2020

(1)	Executive Officer.

Each of the directors named above will serve until the next annual meeting of our stockholders or until his respective successor is elected and qualified. Subject to the terms of applicable employment agreements, our executive officers serve at the discretion of our Board.

Mr. Milton C. Ault, III

On January 19, 2021, Mr. Ault resigned as Chief Executive Officer and was appointed as the Executive Chairman of the Board. On December 28, 2017, Mr. Ault was appointed Chief Executive Officer. On March 16, 2017, Mr. Ault was appointed Executive Chairman of the Board. Mr. Ault entered into an employment agreement with us on June 17, 2018. Mr. Ault is a seasoned business professional and entrepreneur who has spent more than twenty-seven years identifying value in various financial markets including equities, fixed income, commodities, and real estate. Mr. Ault has served as the Chairman of the Board of ADTC, an NYSE listed Special Purpose Acquisition Company, or SPAC, since its incorporation in February 2021. On February 25, 2016, Mr. Ault founded Alzamend Neuro, Inc., a biotechnology firm dedicated to finding the treatment, prevention and cure for Alzheimer’s Disease and has served as its Chairman until its IPO, when he became Alzamend’s Chairman Emeritus and a consultant. Mr. Ault has served as Chairman and Chief executive Officer of Ault & Company, Inc., a Delaware holding company, since December 2015, and as Chairman of Avalanche International Corp., a publicly traded Nevada company and a “voluntary filer,” which as such is not required to file periodic reports, since September 2014. Since January 2011, Mr. Ault has been the Vice President of Business Development for MCKEA Holdings, LLC, a family office. Throughout his career, Mr. Ault has consulted for a few publicly traded and privately held companies, providing each of them the benefit of his diversified experience, that range from development stage to seasoned businesses. We believe that Mr. Ault’s business background demonstrates he has the qualifications to serve as one of our directors and as Executive Chairman.

William B. Horne

Mr. Horne has served as a member of our Board since October 2016. On January 19, 2021, Mr. Horne resigned as President and was appointed as the Chief Executive Officer. On August 19, 2020, Mr. Horne resigned as our Chief Financial Officer and was appointed as our President. He was appointed as our Chief Financial Officer on January 25, 2018. Prior to his appointment as our Chief Financial Officer, Mr. Horne served as one of our independent directors. He served as the Chief Financial Officer of Targeted Medical Pharma, Inc. (OTCBB: TRGM) from August 2013 to May 2019. Mr. Horne has served as the Chief Executive Officer and on the board of directors of ADTC, an NYSE listed SPAC, since its incorporation in February 2021. Mr. Horne is a director and Chief Financial Officer of Avalanche International, Corp., a “voluntary filer” under the Exchange Act. Mr. Horne has served on the board of directors of Alzamend Neuro, Inc., a biotechnology firm dedicated to finding the treatment, prevention and cure for Alzheimer’s Disease, since June 1, 2016 and became its Chairman of the board upon consummation of its IPO. Mr. Horne previously held the position of Chief Financial Officer in various public and private companies in the healthcare and high-tech field. Mr. Horne has a Bachelor of Arts Magna Cum Laude in Accounting from Seattle University. We believe that Mr. Horne's extensive financial and accounting experience in diversified industries and with companies involving complex transactions give him the qualifications and skills to serve as one of our directors.

Henry Nisser

Mr. Nisser has served as a member of our Board since September 17, 2020 and was appointed as our Executive Vice President and General counsel on May 1, 2019. On January 19, 2021, Mr. Nisser resigned as Executive Vice President and was appointed as our President. Mr. Nisser is the Executive Vice President and General Counsel of Avalanche International, Corp., a “voluntary filer” under the Exchange Act. Mr. Nisser has served as the President, General Counsel and on the board of directors of ADTC, an NYSE listed SPAC, since its incorporation in February 2021. Mr. Nisser has served on the board of directors of Alzamend Neuro, Inc., a biotechnology firm dedicated to finding the treatment, prevention and cure for Alzheimer’s Disease, since September 1, 2020 and has served as its Executive Vice President and General Counsel since May 1, 2019. From October 31, 2011 through April 26, 2019, Mr. Nisser was an associate and subsequently a partner with Sichenzia Ross Ference LLP (“SRF”), a law firm based in New York City. While with SRF, his practice was concentrated in national and international corporate law, with a particular focus on U.S. securities compliance, public as well as private M&A, equity and debt financings and corporate governance. Mr. Nisser drafted and negotiated a variety of agreements related to reorganizations, share and asset purchases, indentures, public and private offerings, tender offers and going private transactions. Mr. Nisser also represented clients’ special committees established to evaluate M&A transactions and advised such committees’ members with respect to their fiduciary duties. Mr. Nisser is fluent in French and Swedish as well as conversant in Italian. Mr. Nisser received his B.A. from Connecticut College in 1992, where he majored in International Relations and Economics. He received his LLB from the University of Buckingham School of Law in 1999. We believe that Mr. Nisser’s extensive legal experience involving complex transactions and comprehensive knowledge of securities laws and corporate governance requirements applicable to listed companies give him the qualifications and skills to serve as one of our directors.

Kenneth S. Cragun

Mr. Cragun was appointed as our Chief Financial Officer on August 19, 2020. Prior to his appointment as Chief Financial Officer, Mr. Cragun served as our Chief Accounting Officer since October 1, 2018. Mr. Cragun has served as the Chief Financial Officer of ADTC, an NYSE listed SPAC, since its incorporation in February 2021. Mr. Cragun has been the Chief Financial Officer of Alzamend Neuro, Inc., a development stage entity seeking to prevent, treat and cure Alzheimer’s Disease, since October of 2018. He served as a CFO Partner at Hardesty, LLC, a national executive services firm since October 2016. His assignments at Hardesty included serving as CFO of CorVel Corporation, a $1.1 billion market cap publicly traded company (NASDAQ: CRVL) and a nationwide leader in technology driven, healthcare-related, risk management programs and of RISA Tech, Inc. a private structural design and optimization software company. Mr. Cragun was also CFO of two NASDAQ-listed companies, Local Corporation, from April 2009 to September 2016, which operated Local.com, a U.S. top 100 website, and Modtech Holdings, Inc., from June 2006 to March 2009, a supplier of modular buildings. Prior thereto, he had financial leadership roles with increasing responsibilities at MIVA, Inc., ImproveNet, Inc., NetCharge Inc., C-Cube Microsystems, Inc, and 3-Com Corporation. Mr. Cragun serves on the board of directors and Chairman of the Audit Committee of Verb Technology Company, Inc. (NASDAQ: VERB). Mr. Cragun began his professional career at Deloitte. Mr. Cragun holds a Bachelor of Science degree in accounting from Colorado State University-Pueblo. Mr. Cragun’s industry experience is vast, with extensive experience in fast-growth environments and building teams in more than 20 countries. Mr. Cragun has led multiple financing transactions, including IPOs, PIPEs, convertible debt, term loans and lines of credit.

Robert O. Smith

Mr. Smith serves as our lead independent director. Previously, he served as a member of our Board from November 2010 until May 2015, and served as a member of our Advisory Board from 2002 until 2015. He is currently a C-level executive consultant working with Bay Area high-tech firms on various strategic initiatives in all aspects of their business. Mr. Smith has served on the board of directors of ADTC, an NYSE listed SPAC, since its IPO in December 2021. From 2004 to 2007, he served on the board of directors of Castelle Corporation. From 1990 to 2002, he was our President, Chief Executive Officer and Chairman of our Board. From 1980 to 1990, he held several management positions with Computer Products, Inc., the most recent being President of their Compower/Boschert Division. From 1970 to 1980, he held managerial accounting positions with Ametek/Lamb Electric and with the JM Smucker Company. Mr. Smith received his BBA degree in Accounting from Ohio University. We believe that Mr. Smith’s executive-level experience, including his previous service as our President, Chief Executive Officer and Chairman of our Board, his extensive experience in the accounting industry, and his service on our Board from November 2010 until May 2015, give him the qualifications and skills to serve as one of our directors.

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

Jeffrey Bentz

Mr. Bentz serves as one of our independent directors. Mr. Bentz is an experienced businessman who has served since 1994 as President of North Star Terminal & Stevedore Company, a full-service stevedoring company located in Alaska and whose major areas of business include terminal operations and management, stevedore services, and heavy equipment operations. Mr. Bentz has served on the board of directors of ADTC, an NYSE listed SPAC, since its IPO in December 2021. He also has served as a director and advisor to several private companies and agencies. Mr. Bentz obtained a B.A. in Business and Finance from Western Washington University in 1981. We believe that Mr. Bentz’s executive-level experience, including his operational and financial oversight of companies with multiple profit centers and his extensive experience in the real estate and commercial services industries give him the qualifications and skills to serve as one of our directors.

Howard Ash

Mr. Ash serves as one of our independent directors. Mr. Ash is an accomplished executive with extensive experience in business and finance, who served as CEO, COO and CFO to a variety of high profile, international companies. Mr. Ash continues to serve as Chairman of Claridge Management since 2000. Mr. Ash was a director of Net Element, Inc. (NASDAQ-NETE) from June 13, 2016 through July 13, 2020, serving as Chairman of both the Audit and Compensation committees, as well as the Nominating and Governance Committees during his tenure. He served as Chief Operating Officer of BioCard Corporation from 1997 to 2007. He served as Chief Operating Officer of CITA Americas, Inc. from 1996 to 1997. Mr. Ash served as Chief Executive Officer of IEDC Marketing, Inc. from 1992 to 1996. He held a CFO/Chief Strategist position at Abrams, Ash & Associates from 1990 to 1992. Mr. Ash currently serves on the Advisory Board of the U.K. based E2Exchange, the Institute of Entrepreneurs, since 2011, and is the only non-UK citizen holding that position. Mr. Ash served from 2009 to 2014 in a senior development and strategic capacity for One Laptop Per Child, a global NGO created to provide educational opportunities providing laptops to the world’s poorest children. Prior Chairmanships include the 2009 through 2012 term for the Sturge Weber Foundation, a non-profit organization dedicated to curing this rare but fatal syndrome affecting children. Previously, Mr. Ash was an Advisory Board Member to Edge Global Investment Limited which forged a strategic partnership with the Africa Forum, consisting of 37 former Heads of State and Government. Mr. Ash started an interest-free micro-loan society in 1987 that has provided more than $15 million in micro-loans throughout the U.S. and Israel. In 1999, Mr. Ash founded the Circle of Life Resource Center, Inc., a food bank in Miami, Florida that feeds several hundred families per week. Mr. Ash earned a Bachelor of Commerce degree, with Honors in Accounting and Law from the University of Witwatersrand (South Africa) in 1980. We believe that Mr. Ash’s extensive experience as a business and finance executive and member of multiple oversight bodies, provides him with the necessary skills to be qualified to serve as one of our directors.

Corporate Governance

Our Board is currently composed of seven members and maintains the following three standing committees: (1) the Audit Committee; (2) the Compensation Committee; and (3) the Nominating and Governance Committee. The membership and the function of each of the committees are described below. Our Board may, from time to time, establish a new committee or dissolve an existing committee depending on the circumstances. Current copies of the charters for the Audit Committee, the Compensation Committee and the Nominating and Governance Committee can be found on our website at https://bitnile.com.

Audit Committee

Messrs. Ash, Smith and Bentz currently comprise the Audit Committee of our Board. Our Board has determined that each of the current members of the Audit Committee satisfies the requirements for independence and financial literacy under the standards of the SEC and the NYSE American. Our Board has also determined that Messrs. Ash and Smith qualify as an “audit committee financial expert” as defined in SEC regulations and satisfies the financial sophistication requirements set forth in the NYSE American Rules. Mr. Ash serves as the Chairman of the Audit Committee.

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

The Compensation Committee is responsible for, among other things, reviewing and approving executive compensation policies and practices; reviewing and approving salaries, bonuses and other benefits paid to our officers, including our Executive Chairman, Chief Executive Officer, President and Chief Financial Officer; and administering our stock option plans and other benefit plans.

Nominating and Governance Committee

Messrs. Smith, Ash, Rosenberg and Bentz currently comprise the Nominating and Governance Committee of our Board. Our Board has determined that each of the current members of the Nominating and Governance Committee meets the requirements for independence under the standards of the NYSE American. Mr. Smith serves as Chairman of the Nominating and Governance Committee.

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

Executive Committee

As a holding company, our business strategy is designed to increase stockholder value. Under this strategy, we are focused on managing and financially supporting our existing subsidiaries and partner companies, with the goal of pursuing monetization opportunities and maximizing the value returned to stockholders. We have, are and will consider initiatives including, among others: public offerings, the sale of individual partner companies, the sale of certain or all partner company interests in secondary market transactions, or a combination thereof, as well as other opportunities to maximize stockholder value, such as activist trading. We anticipate returning value to stockholders after satisfying our debt obligations and working capital needs.

On October 7, 2019, we created an Executive Committee which is comprised of our Executive Chairman, Chief Executive Officer and President. The Executive Committee meets on a daily basis to address the Company’s critical needs and provides a forum to approve transactions which are communicated to our Chief Financial Officer and Senior Vice President of Finance on a bi-weekly basis by our Chief Executive Officer

Our Executive Committee approves and manages our investment and trading strategy. The Executive Committee has decades of experience in financial, investing and securities transactions. Led by our Founder and Executive Chairman, Milton C. (Todd) Ault, III, we seek to find undervalued companies and disruptive technologies with a global impact. We use a traditional methodology for valuing securities that primarily looks for deeply depressed prices. Upon making an investment, we often become actively involved in the companies we seek to acquire. That activity may involve a broad range of approaches, from influencing the management of a target to take steps to improve stockholder value, to acquiring a controlling or sizable but non-controlling interest or outright ownership of the target company in order to implement changes that we believe are required to improve its business, and then operating and expanding that business. Mr. Ault relies heavily on William B. Horne, our Vice Chairman and Chief Executive Officer, and Henry Nisser, our President and General Counsel, to provide analysis and guidance on all acquisition targets and throughout the acquisition process.

From time to time, we engage in discussions with other companies interested in our subsidiaries or partner companies, either in response to inquiries or as part of a process we initiate. To the extent we believe that a subsidiary partner company’s further growth and development can best be supported by a different ownership structure or if we otherwise believe it is in our stockholders’ best interests, we will seek to sell some or all of our position in the subsidiary or partner company. These sales may take the form of privately negotiated sales of stock or assets, mergers and acquisitions, public offerings of the subsidiary or partner company’s securities and, in the case of publicly traded partner companies, transactions in their securities in the open market. Our plans may include taking subsidiaries or partner companies public through rights offerings, mergers or spin-offs and directed share subscription programs. We will continue to consider these and functionally equivalent programs and the sale of certain subsidiary or partner company interests in secondary market transactions to maximize value for our stockholders.

Our Executive Committee acts as the underwriting committee for DP Lending and approves all lending transactions. Under its business model, DP Lending generates revenue through origination fees charged to borrowers and interest generated from each loan. DP Lending may also generate income from appreciation of investments in marketable securities as well as any shares of common stock underlying convertible notes or warrants issued to DP Lending in any particular financing. DP Lending’s activities are more fully described elsewhere in this Annual Report; see page 10.

Involvement in Certain Legal Proceedings

Except as set forth below, to the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity;

●	or been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

1.	Mr. Ault held series 7, 24, and 63 licenses and managed four domestic hedge funds and one bond fund from 1998 through 2008. On April 26, 2012, as a result from an investigation by FINRA involving activities during 2008, Mr. Ault agreed to a settlement with FINRA in which he did not admit to any liability or violation of any laws or regulatory rules and that included restitution and a suspension from association with a FINRA member firm for a period of 2 years. As part of that settlement, Mr. Ault agreed that before he would reapply for association with FINRA, if at all, he would make restitution to certain investors. Mr. Ault was able to speak with and pay restitution to one of the investors, but no others. As a result, Mr. Ault is neither eligible, nor does he intend, to apply for association with FINRA.

2.	On June 23, 2015, Local Corporation, a Delaware corporation, filed a voluntary petition for reorganization under Chapter 11 of the US Bankruptcy Code. Mr. Cragun, our chief financial officer, was chief financial officer of Local Corporation at the time of filing.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than ten percent of a registered class of our equity securities to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC. Executive officers, directors and ten percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of Forms 3, 4 and 5 received by us, or written representations from certain reporting persons, we believe that during the current fiscal year and the year ended December 31, 2021, all such filing requirements applicable to our officers, directors and ten percent stockholders were fulfilled with the following exception: During the fiscal year of 2021, all of our directors inadvertently filed one late Form 4 reporting one transaction.

Code of Ethics

We have adopted the Code of Ethical Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer, controller or person performing similar functions. The Code of Ethical Conduct is designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. The full text of our Code of Ethical Conduct is published on our website at https://bitnile.com. We will disclose any substantive amendments to the Code of Ethical Conduct or any waivers, explicit or implicit, from a provision of the Code on our website or in a current report on Form 8-K. Upon request to our President, Henry Nisser, we will provide without charge, a copy of our Code of Ethical Conduct.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned in all capacities during the years ended December 31, 2021 and 2020, by our Chief Executive Officer. Because we are a Smaller Reporting Company, we only have to report information of our Chief Executive Officer and our two other most highly compensated executive officers.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	All Other Compensation ($)(2)	Total ($)

Milton C. Ault, III	2021	400,000	821,667	1,632,000	1,301,440	39,918	4,195,025
Executive Chairman of the Board (3)	2020	400,000	200,000	0	0	30,202	630,202
William B. Horne	2021	300,000	617,500	1,632,000	1,301,440	41,798	3,892,738
Chief Executive Officer	2020	300,000	150,000	0	0	45,164	495,164
Henry C. Nisser	2021	300,000	217,500	1,632,000	1,301,440	18,800	3,469,740
President and General Counsel (4)	2020	225,000	100,000	0	0	11,825	336,825

(1)	The values reported in the “Stock Awards” and “Option Awards” columns represent the aggregate grant date fair value, computed in accordance with Accounting Standards Codification (“ASC”) 718 Share Based Payments, of grants of stock options and stock awards to our named executive officer in the years shown.
(2)	The amounts in “All Other Compensation” consist of health insurance benefits, vehicle allowance, long-term and short-term disability insurance benefits, and 401K matching amounts.
(3)	Mr. Ault was appointed as our Executive Chairman of the Board on January on January 19, 2021. Prior to the time, he was our Chief Executive Officer.
(4)	Mr. Nisser was appointed as our President on January 19, 2021. Effective October 1, 2020, Mr. Nisser’s salary was increased to $300,000 per annum.

Employment Agreements

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

Henry Nisser

On April 12, 2019, the Company entered into a four-year employment agreement (the “Agreement”) with Henry Nisser to serve as General Counsel and Executive Vice President of the Company and its subsidiaries. The effective date of the Agreement is May 1, 2019. Pursuant to the Agreement, Mr. Nisser was to be paid a base salary of $200,000 per annum (the “Base Salary”).

Upon the effective date of the Agreement, Mr. Nisser was entitled to a signing bonus in the amount of $50,000, with $25,000 being payable upon the effective date and $25,000 being payable no later than September 1, 2019. In addition, Mr. Nisser is eligible to receive an annual cash bonus equal to a percentage of his annual base salary based on achievement of applicable performance goals determined by the Company’s compensation committee, which bonus shall not exceed 300% of the Base Salary.

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

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on outstanding equity awards as of December 31, 2021 to the named executive officers.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2021
OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Milton C. Ault, III	128,767	71,233	71,233	1.79	9/17/2030
	0	400,000	400,000	2.55	4/26/2031
William B. Horne	128,767	71,233	71,233	1.79	9/17/2030
	0	400,000	400,000	2.55	4/26/2031
Henry C. Nisser	128,767	71,233	71,233	1.79	9/17/2030
	0	400,000	400,000	2.55	4/26/2031

Director Compensation

Beginning July 1, 2019, the Company pays each independent director an annual base amount of $35,000 annually, other than Mr. Smith, who receives a base amount of $45,000 annually due to the additional services to be provided by Mr. Smith as a lead independent director and Mr. Ash, who will receive a base amount of $45,000 annually due to anticipated additional services provided by Mr. Ash as Audit Committee Chairman. Additionally, our Board makes recommendations for adjustments to an independent director’s compensation when the level of services provided are significantly above what was anticipated.

The table below sets forth, for each non-employee director, the total amount of compensation related to his service during the year ended December 31, 2021:

	Fees earned or	Stock	Option	All other
Name	paid in cash ($)	awards ($)	awards ($)	compensation ($)	Total ($)
Robert O. Smith	110,000	408,000	431,430	—	949,430
Jeffrey A. Bentz	100,000	408,000	431,430	—	939,430
Mordechai Rosenberg	100,000	408,000	431,430	—	939,430
Howard Ash	110,000	408,000	431,430	—	949,430

Stock Incentive Plans

On December 28, 2018, the stockholders approved the 2018 Stock Incentive Plan (as amended on May 5, 2019), which amendment was approved by the stockholders on July 19, 2019, the “2018 Stock Incentive Plan”), under which options to acquire up to 175,000 shares of common stock may be granted to the Company's directors, officers, employees and consultants. The 2018 Stock Incentive Plan is in addition to the Company’s (i) 2017 Stock Incentive Plan, under which options to acquire up to 2,500 shares of common stock may be granted to the Company's directors, officers, employees and consultants, (ii) 2016 Stock Incentive Plan, under which options to acquire up to 5,000 shares of common stock may be granted to the Company's directors, officers, employees and consultants, (iii) 2012 Stock Option Plan, as amended, which provides for the issuance of a maximum of 1,716 shares of common stock to be offered to the Company’s directors, officers, employees, and consultants, (iv) 2021 Stock Incentive Plan, under which 7,500,000 stock options, restricted stock, stock appreciation rights, restricted stock units, and other stock-based compensation. be granted to the Company's directors, officers, employees and consultants, and (v) 2021 Employee Stock Purchase Plan, intended to assist our employees in acquiring share ownership up to an aggregate of 980,000 shares of common stock (collectively the “Plans”).

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

As of December 31, 2021, options to purchase 3,395,919 shares of common stock were issued and outstanding, and 2,841,699 shares are available for future issuance under the Plans.

401(k) Plan

BitNile, TOGI and Microphase have adopted tax-qualified employee savings and retirement plan, or 401(k) plans, which generally covers all of their full-time employees. Pursuant to the 401(k) plans, eligible employees may make voluntary contributions to the plan up to a maximum of pursuant to the current Internal Revenue Code limits. The Microphase 401(k) plan permits, but does not require, matching contributions by them on behalf of plan participants. The BitNile and TOGI 401(k) plans, includes matching contributions at the rate of (1) $1.00 for each $1.00 contributed, up to 3% of the base salary and (2) $0.50 for each $1.00 contributed thereafter, up to 5% of the base salary and permits make discretionary contributions. The 401(k) plans are intended to qualify under Sections 401(k) and 401(a) of the Internal Revenue Code of 1986, as amended. Contributions to such a qualified plan are deductible by the Company when made, and neither the contributions nor the income earned on those contributions is taxable to plan participants until withdrawn. All 401(k) plan contributions are credited to separate accounts maintained in trust.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as otherwise indicated below, the following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2022 by (1) each of our current directors; (2) each of the executive officers; (3) each person known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock based upon Schedules 13G or 13D filed with the SEC; and (4) all of our directors and executive officers as a group. As of April 11, 2022, there were 268,307,612 shares of our common stock issued and outstanding.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of April 11, 2022 are deemed to be outstanding and to be beneficially owned by the person or group holding such options or warrants for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise indicated by footnote, to our knowledge, the persons named in the table have sole voting and sole investment power with respect to all common stock shown as beneficially owned by them, subject to applicable community property laws.

	Number of
	shares		Approximate
	beneficially		percent
Name and address of beneficial owner	owned		of class
Directors and Officers: (1)
Milton C. Ault, III	10,224,008	(2)	3.79%
William Horne	436,640	(3)	*
Henry Nisser	439,584	(4)	*
Ken Cragun	176,042	(5)	*
Robert Smith	225,887	(6)	*
Mordechai Rosenberg	245,833	(7)	*
Jeffrey A. Bentz	245,842	(7)	*
Howard Ash	200,833	(7)	*
All directors and executive officers as a group (eight persons)	12,194,669		4.50%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o BitNile Holdings, Inc., 11411 Southern Heights Pkwy, Suite240, Las Vegas, NV 89141.

(2)	Includes 7,872 shares owned by Philou Ventures, 1,658,916 shares owned by Ault & Company, 94 shares underlying warrants held by Ault & Company, 1,000,000 shares beneficially owned by Ault & Company and 7,100,000 shares owned by Ault Alpha, all of which may be deemed beneficially owned by Mr. Ault. Also includes 66,667 shares of common stock issuable pursuant to stock incentive grants, options to purchase 233,334 shares of common stock that are exercisable within 60 days of March 31, 2022, and 157,125 shares of common stock.

(3)	Includes 66,667 shares of common stock issuable pursuant to stock incentive grants and options to purchase 233,334 shares of common stock that are exercisable within 60 days of March 31, 2022.

(4)	Includes 66,667 shares of common stock issuable pursuant to stock incentive grants and options to purchase 233,334 shares of common stock that are exercisable within 60 days of March 31, 2022.

(5)	Includes 25,000 shares of common stock issuable pursuant to a stock incentive grant and options to purchase 126,042 shares of common stock that are exercisable within 60 days of March 31, 2022.

(6)	Includes 12,500 shares of common stock issuable pursuant to a stock incentive grant, options to purchase 133,333 shares of common stock and warrants to purchase 54 shares of common stock that are exercisable within 60 days of March 31, 2022.

(7)	Includes 12,500 shares of common stock issuable pursuant to a stock incentive grant and options to purchase 133,333 shares of common stock that are exercisable within 60 days of March 31, 2022.

Equity Compensation Information

The following table summarizes information about our equity compensation plans as of December 31, 2021.

			Number of securities
	Number of securities	Weighted-	remaining available for
	to be issued	average	future issuance under
	upon exercise	exercise price	equity compensation plans
	of outstanding	of outstanding	(excluding securities
	options, warrants and rights	options, warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	3,396,316	2.52	2,841,699
Equity compensation plans not approved by stockholders	3,000,000	2.33	-
Total	6,396,316	2.43	2,841,699

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Audit Committee or in certain instances, a special committee of our Board, monitors and reviews issues involving potential conflicts of interest and approves all transactions with related persons as defined in Item 404 of Regulation S-K under the securities laws. Examples of such transactions that must be approved by our Audit Committee or a special committee of our Board include, but are not limited to any transaction, arrangement, relationship (including any indebtedness) in which:

●	the aggregate amount involved is determined to by the Audit Committee to be material;

●	we are a participant; and

●	any of the following has or will have a direct or indirect interest in the transaction:

●	an executive officer, director, or nominee for election as a director;

●	a greater than five percent beneficial owner of our common stock; or

●	any immediate family member of the foregoing.

When reviewing transactions with a related person, the Audit Committee or any special committee of our Board formed for that purpose applies the standards for evaluating conflicts of interest outlined in our written Code of Business Conduct and Ethics.

The following information sets forth certain related transactions between us and certain of our stockholders or directors. Milton C. Ault, III, who is our Executive Chairman, is also the Chief Executive Officer of Ault & Company.

Ault & Company

On December 23, 2019, the Company announced that it had entered into an agreement whereby Ault & Company would purchase an aggregate of 660,667 shares of our common stock at a purchase price per share of $1.12, subject to the approval of the NYSE American, for a total purchase price of $739,948. The purchase was authorized by the NYSE American on January 15, 2020. As a result, at the closing on January 15, 2020, Ault & Company became the beneficial owner of 666,945 shares of common stock, or up to 19.99% of our common stock then outstanding.

On February 5, 2020, we sold and issued an 8% Convertible Promissory Note in the principal amount of $1,000,000 (the “2020 Note”) to Ault & Company. The principal amount of the 2020 Note, plus any accrued and unpaid interest at a rate of 8% per annum, was due and payable on August 5, 2020. The 2020 Note is convertible into shares of our common stock, par value $0.001 per share at a conversion price of $1.45 per share.

On February 25, 2021, we sold and issued an 8% Secured Promissory Note in the principal amount of $2,500,000 (the “2021 Note”) to Ault & Company. The principal amount of the 2021 Note, plus any accrued and unpaid interest at a rate of 8% per annum, was originally due and payable on August 5, 2021 but the maturity date subsequently extended to December 31, 2022. The 2021 Note is not convertible.

Milton C. Ault, III, our Executive Chairman, is also the Chief Executive Officer of Ault & Company. William B. Horne, our Chief Executive Officer and Vice Chairman, is also Chief Financial Officer of Ault & Company. Henry Nisser, our President, General Counsel and a member of our board of directors, is also the President, General Counsel and a director of Ault & Company.

Avalanche

On September 6, 2017, we entered into the AVLP Loan Agreement with an effective date of August 21, 2017 pursuant to which we will provide Avalanche a non-revolving credit facility. The AVLP Loan Agreement has been increased to up to $20.0 million and extended to December 31, 2023.

At December 31, 2021, we had provided Avalanche with $17.8 million and, in addition to the 12% convertible promissory notes, AVLP has issued warrants to us to purchase 35.6 million shares of AVLP common stock. Under the terms of the AVLP Loan Agreement, any notes issued by AVLP are secured by the assets of AVLP. As of December 31, 2021, we recorded contractual interest receivable attributed to the AVLP Loan Agreement of $2.0 million and a provision for loan losses of $2.0 million. The warrants issued in conjunction with the non-revolving credit facility entitles us to purchase up to 35.6 million shares of Avalanche common stock at an exercise price of $0.50 per share for a period of five years. The exercise price of $0.50 is subject to adjustment for customary stock splits, stock dividends, combinations or similar events. The warrants may be exercised for cash or on a cashless basis.

Avalanche received funds from a third party in the amount of $2.75 million in early April of 2019 in consideration for its issuance of the Third Party Note, $2.6 million was used to pay an outstanding receivable due us and no amount was used to repay the debt Avalanche owes us pursuant to the AVLP Loan Agreement. On October 12, 2021, Ault Alpha, an affiliate of ours, repaid the Third Party Note in full and also acquired a warrant to purchase 1.6 million shares of AVLP common stock. In consideration therefor, AVLP issued Ault Alpha a term note in the principal amount of $3.6 million, which term note matures on June 30, 2022.

Milton C. Ault, III and William Horne, our Executive Chairman and Chief Executive Officer, respectively, and two of our directors are directors of Avalanche. In addition, Philou Ventures, of which Ault & Company is the Manager, is the controlling stockholder of Avalanche. Mr. Ault is the Executive Chairman of Avalanche. Further, Henry Nisser, our President, General Counsel and one of our directors, is the Executive Vice President and General Counsel of Avalanche.

Ault Alpha

Ault Alpha is an affiliate of our company. See immediately above for its involvement with respect to the Third Party Note. As of December 31, 2021, Ault Alpha had purchased 6.1 million shares of our common stock at an average price of $2.16.

Director Independence

	Independent	Audit Committee	Nominating and Governance Committee	Compensation Committee
Director
Milton C. Ault III	No
William B. Horne	No
Henry Nisser	No
Robert Smith	Yes	X	C	X
Howard Ash	Yes	C	X
Jeffrey A. Bentz	Yes	X	X	C
Mordechai Rosenberg	Yes		X	X

____________

C – Chairman of committee

X – Member of committee

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Marcum LLP served as our independent registered public accounting firm for the years ended December 31, 2021 and 2020. Ziv Haft, a BDO Member Firm, served as the independent registered public accounting firm of Enertec for the years ended December 31, 2021 and 2020.

Fees and Services

The following table shows the aggregate fees billed to us for professional services by Marcum LLP and Ziv Haft for the years ended December 31, 2021 and 2020:

	2021	2020
Audit Services	$1,293,000	$896,000
Audit Related Services	—	—
Tax Services	—	—
All Other Services	—	—
Total	$1,293,000	$896,000

Audit Fees. This category includes the aggregate fees billed for professional services rendered for the audits of our financial statements for the years ended December 31, 2021 and 2020, for the reviews of the financial statements included in our quarterly reports on Form 10-Q during 2021 and 2020, and for other services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant years.

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

PART IV

ITEM 15.	EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated January 7, 2021. Incorporated by reference to the Current Report on Form 8-K filed on January 19, 2021 as Exhibit 2.1 thereto.
2.2	Real Estate Sale Contract by and between Prairie Ronde Realty Company and Alliance Cloud Services, LLC, dated as of December 20, 2020. Incorporated by reference to the Current Report on Form 8-K filed on December 21, 2020 as Exhibit 10.1.
2.3	Agreement and Plan of Merger dated December 1, 2021. Incorporated by reference to the Current Report on Form 8-K filed on December 13, 2021 as Exhibit 2.1 thereto.
3.1	Form of Certificate of Determination of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, dated March 3, 2017. Incorporated by reference to the Current Report on Form 8-K filed on March 9, 2017 as Exhibit 3.1 thereto.
3.2	Certification of Incorporation, dated September 22, 2017. Incorporated herein by reference to the Current Report on Form 8-K filed on December 29, 2017 as Exhibit 3.1 thereto.
3.3	Certificate of Designations of Rights and Preferences of 10% Series A Cumulative Redeemable Perpetual Preferred Stock, dated September 13, 2018. Incorporated herein by reference to the Current Report on Form 8-K filed on September 14, 2018 as Exhibit 3.1 thereto.
3.4	Certificate of Amendment to Certificate of Incorporation, dated January 2, 2019. Incorporated by reference to the Current Report on Form 8-K filed on January 3, 2019 as Exhibit 3.1 thereto.
3.5	Certificate of Designations of Rights and Preferences of Series C Convertible Redeemable Preferred Stock, dated February 27, 2019. Incorporated herein by reference to the Current Report on Form 8-K filed on February 28, 2019 as Exhibit 3.1 thereto.
3.6	Certificate of Amendment to Certificate of Incorporation (1-for-20 Reverse Stock Split of Common Stock), dated March 14, 2019. Incorporated herein by reference to the Current Report on Form 8-K filed on March 14, 2019 as Exhibit 3.1 thereto.
3.7	Form of Amended & Restated Certificate of Designations of Rights and Preferences of Series C Convertible Preferred Stock. Incorporated by reference to the Current Report on Form 8-K filed on February 25, 2020 as Exhibit 3.1 thereto.
3.8	Bylaws effective as of August 13, 2020. Incorporated by reference to the Current Report on Form 8-K filed on August 14, 2020 as Exhibit 3.1 thereto.
3.9	Certificate of Ownership and Merger. Incorporated by reference to the Current Report on Form 8-K filed on January 19, 2021 as Exhibit 3.1 thereto.
3.10	Amended and Restated Bylaws of BitNile Holdings, Inc., effective as of November 2, 2021. Incorporated by reference to the Current Report on Form 8-K filed on November 3, 2021 as Exhibit 3.1 thereto.
3.11	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on December 1, 2021. Incorporated by reference to the Current Report on Form 8-K filed on December 13, 2021 as Exhibit 3.1 thereto.
4.1	Form of Common Stock Purchase Warrant. Incorporated by reference to the Current Report on Form 8-K filed on March 9, 2017 as Exhibit 4.1 thereto.
4.2	Form of Common Stock Purchase Warrant. Incorporated by reference to the Current Report on Form 8-K filed on April 4, 2017 as Exhibit 4.1 thereto.
4.3	Form of Common Stock Purchase Warrant. Incorporated by reference to the Current Report on Form 8-K filed on May 31, 2017 as Exhibit 4.1 thereto.
4.4	Form of Common Stock Purchase Warrant, dated July 27, 2017. Incorporated by reference to the Current Report on Form 8-K filed on July 26, 2017 as Exhibit 4.1 thereto.
4.5	Form of Common Stock Purchase Warrant, dated July 28, 2017. Incorporated by reference to the Current Report on Form 8-K filed on July 31, 2017 as Exhibit 4.1 thereto.
4.6	Form of Common Stock Purchase Warrant, dated July 28, 2017. Incorporated by reference to the Current Report on Form 8-K filed on July 31, 2017 as Exhibit 4.2 thereto.
4.7	Form of Common Stock Purchase Warrant, dated August 3, 2017. Incorporated by reference to the Current Report on Form 8-K filed on August 9, 2017 as Exhibit 10.3 thereto.
4.8	Form of Common Stock Purchase Warrant, dated August 10, 2017. Incorporated by reference to the Current Report on Form 8-K filed on August 11, 2017 as Exhibit 4.1 thereto.
4.9	Common Stock Purchase Warrant issued by Avalanche International Corp. to the Company, dated August 21, 2017. Incorporated by reference to the Current Report on Form 8-K filed on September 7, 2017 as Exhibit 4.1 thereto.
4.10	Convertible Promissory Note issued by Avalanche International Corp. to the Company, dated August 21, 2017. Incorporated by reference to the Current Report on Form 8-K filed on September 7, 2017 as Exhibit 10.2 thereto.
4.11	Form of Common Stock Purchase Warrant. Incorporated by reference to the Current Report on Form 8-K filed on November 2, 2017 as Exhibit 4.1 thereto.
4.12	Form of Common Stock Purchase Warrant, dated March 23, 2018. Incorporated by reference to the Current Report on Form 8-K filed on March 26, 2018 as Exhibit 4.1 thereto.

Exhibit Number	Description

4.13	Form of Common Stock Purchase Warrant, dated April 16, 2018. Incorporated by reference to the Current Report on Form 8-K filed on April 16, 2018 as Exhibit 4.1 thereto.
4.14	Form of Series A Common Stock Purchase Warrant, dated May 17, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 16, 2018 as Exhibit 4.1 thereto.
4.15	Form of Series B Common Stock Purchase Warrant, dated May 17, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 16, 2018 as Exhibit 4.2 thereto.
4.16	Form of Series A Common Stock Purchase Warrant, dated May 15, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 16, 2018 as Exhibit 4.2 thereto.
4.17	Form of Series B Common Stock Purchase Warrant, dated May 15, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 16, 2018 as Exhibit 4.3 thereto.
4.18	Form of Underwriter’s Warrant, dated April 2, 2019. Incorporated by reference to the Current Report on Form 8-K filed on April 1, 2019 as Exhibit 4.3 thereto.
4.19	Form of Common Warrant, dated April 2, 2019. Incorporated by reference to the Current Report on Form 8-K/A filed on April 4, 2019 as Exhibit 4.1 thereto.
4.20	Form of Convertible Promissory Note, dated May 13, 2019. Incorporated by reference to the Current Report on Form 8-K filed on May 20, 2019 as Exhibit 4.1 thereto.
4.21	Form of Warrant, dated May 13, 2019. Incorporated by reference to the Current Report on Form 8-K filed on May 20, 2019 as Exhibit 4.2 thereto.
4.22	Form of Warrant, dated as of May 28, 2020. Incorporated by reference to the Current Report on Form 8-K filed on May 29, 2020 as Exhibit 4.3 thereto.
4.23	Form of Warrant, dated June 26, 2020. Incorporated by reference to the Current Report on Form 8-K filed on June 29, 2020 as Exhibit 4.2 thereto.
4.24	Form of Warrant. Incorporated by reference to the Current Report on Form 8-K filed on July 17, 2020 as Exhibit 4.2 thereto.
4.25	Form of Warrant, dated October 22, 2020. Incorporated by reference to the Current Report on Form 8-K filed on October 23, 2020 as Exhibit 4.2 thereto.
4.26	Form of Warrant dated October 27, 2020. Incorporated by reference to the Current Report on Form 8-K filed on October 27, 2020 as Exhibit 4.3 thereto.
4.27	Form of Warrant dated October 27, 2020. Incorporated by reference to the Current Report on Form 8-K filed on October 27, 2020 as Exhibit 4.4 thereto.
4.28	Form of Warrant issued to Esousa Holdings, LLC, dated November 19, 2020. Incorporated by reference to the Current Report on Form 8-K filed on November 20, 2020 as Exhibit 4.3 thereto.
4.29	Form of Senior Indenture between BitNile Holdings, Inc. and the Trustee. Incorporated by reference to the Registration Statement on Form S-3 filed on October 29, 2021 as Exhibit 4.1 thereto.
4.30	Form of Subordinated Indenture between BitNile Holdings, Inc. and the Trustee. Incorporated by reference to the Registration Statement on Form S-3 filed on October 29, 2021 as Exhibit 4.2 thereto.
4.31	Form of Note, dated December 15, 2021. Incorporated by reference to the Current Report on Form 8-K filed on December 16, 2021 as Exhibit 4.1 thereto.
4.32	Form of Note. Incorporated by reference to the Current Report on Form 8-K filed on December 22, 2021 as Exhibit 4.1 thereto.
4.33	Form of Note, dated December 29, 2021. Incorporated by reference to the Current Report on Form 8-K filed on January 3, 2022 as Exhibit 4.1 thereto.
4.34	Form of Class A Warrant, dated December 29, 2021. Incorporated by reference to the Current Report on Form 8-K filed on January 3, 2022 as Exhibit 4.2 thereto.
4.35	Form of Class B Warrant, dated December 29, 2021. Incorporated by reference to the Current Report on Form 8-K filed on January 3, 2022 as Exhibit 4.3 thereto.
4.36	Form of Amendment to Class B Warrant. Incorporated by reference to the Current Report on Form 8-K filed on January 21, 2022 as Exhibit 10.2 thereto.
4.37	Description of Capital Stock. Incorporated by reference to the Annual Report on Form 10-K filed on April 15, 2021 as Exhibit 4.29 thereto.
10.1	Loan and Security Agreement between the Company and Avalanche International Corp., dated August 21, 2017. Incorporated by reference to the Current Report on Form 8-K filed on September 7, 2017 as Exhibit 10.1 thereto.
10.2	Amendment to MTIX Limited Purchase Order Number 2121. Incorporated by reference to the Current Report on Form 8-K filed on February 25, 2020 as Exhibit 10.2 thereto.
10.3	At-The-Market Issuance Sales Agreement, dated January 22, 2021, with Ascendiant Capital Markets, LLC. Incorporated by reference to the Current Report on Form 8-K filed on January 25, 2021 as Exhibit 10.1 thereto.

Exhibit Number	Description

10.4	Amendment No. 1 dated February 17, 2021 to At-The-Market Issuance Sales Agreement, dated January 22, 2021, with Ascendiant Capital Markets, LLC. Incorporated by reference to the Current Report on Form 8-K filed on February 17, 2021 as Exhibit 10.1 thereto.
10.5	Amendment No. 2 dated March 5, 2021 to At-The-Market Issuance Sales Agreement, dated January 22, 2021, with Ascendiant Capital Markets, LLC. Incorporated by reference to the Current Report on Form 8-K filed on March 5, 2021 as Exhibit 10.1 thereto.
10.6	Termination Agreement, dated December 31, 2020. Incorporated by reference to the Current Report on Form 8-K filed on January 4, 2021 as Exhibit 10.1 thereto.
10.7	Form of Securities Purchase Agreement, dated June 10, 2021. Incorporated by reference to the Current Report on Form 8-K filed on June 15, 2021 as Exhibit 10.1 thereto.
10.8*	Executive Employment Agreement with Christopher K. Wu dated June 22, 2021. Incorporated by reference to the Current Report on Form 8-K filed on June 23, 2021 as Exhibit 10.1 thereto.
10.9*	2021 Stock Incentive Plan. Incorporated by reference to the Company’s Definitive Proxy Statement on Form DEF 14A filed on July 6, 2021 as Appendix B thereto.
10.10*	2021 Employee Stock Purchase Plan. Incorporated by reference to the Company’s Definitive Proxy Statement on Form DEF 14A filed on July 6, 2021 as Appendix C thereto.
10.11*	Form of Stock Option Grants. Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on August 26, 2021 as Exhibit 99.3 thereto.
10.12*	Form of Restricted Stock Unit Grants. Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on August 26, 2021 as Exhibit 99.4 thereto.
10.13	Form of Non-Fixed Price Sales and Purchase Agreement, by and between Ault Alliance, Inc. and Bitmain Technologies Limited, dated September 12, 2021. Incorporated by reference to the Current Report on Form 8-K filed on September 15, 2021 as Exhibit 10.1 thereto.
10.14	Form of Non-Fixed Price Sales and Purchase Agreement, by and between Ault Alliance, Inc. and Bitmain Technologies Limited. Incorporated by reference to the Current Report on Form 8-K filed on November 17, 2021 as Exhibit 10.1 thereto.
10.15	Form of Non-Fixed Price Sales and Purchase Agreement, by and between Ault Alliance, Inc. and Bitmain Technologies Limited. Incorporated by reference to the Current Report on Form 8-K filed on November 18, 2021 as Exhibit 10.1 thereto.
10.16	Form of Note Purchase Agreement, dated December 15, 2021. Incorporated by reference to the Current Report on Form 8-K filed on December 16, 2021 as Exhibit 10.1 thereto.
10.17	Form of Note Purchase Agreement. Incorporated by reference to the Current Report on Form 8-K filed on December 22, 2021 as Exhibit 10.1 thereto.
10.18	Form of Construction Loan Agreement. Incorporated by reference to the Current Report on Form 8-K filed on December 23, 2021 as Exhibit 10.1 thereto.
10.19	Form of Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing. Incorporated by reference to the Current Report on Form 8-K filed on December 23, 2021 as Exhibit 10.2 thereto.
10.20	Form of Assignment of Leases, Rents and Profits. Incorporated by reference to the Current Report on Form 8-K filed on December 23, 2021 as Exhibit 10.3 thereto.
10.21	Form of Guaranty. Incorporated by reference to the Current Report on Form 8-K filed on December 23, 2021 as Exhibit 10.4 thereto.
10.22	Share Exchange Agreement dated as of December 27, 2021 by and among Giga-tronics Incorporated, BitNile Holdings, Inc. and Gresham Worldwide, Inc. Incorporated by reference to the Current Report on Form 8-K filed on December 28, 2021 as Exhibit 10.1 thereto.
10.23	Form of Securities Purchase Agreement, dated December 29, 2021. Incorporated by reference to the Current Report on Form 8-K filed on January 3, 2022 as Exhibit 10.1 thereto.
10.24	Form of Security Agreement, dated December 29, 2021. Incorporated by reference to the Current Report on Form 8-K filed on January 3, 2022 as Exhibit 10.2 thereto.
10.25	Form of A&C Guaranty, dated December 29, 2021. Incorporated by reference to the Current Report on Form 8-K filed on January 3, 2022 as Exhibit 10.3 thereto.
10.26	Form of Subsidiary Guaranty, dated December 29, 2021. Incorporated by reference to the Current Report on Form 8-K filed on January 3, 2022 as Exhibit 10.4 thereto.
10.27	Form of Contract of Sale. Incorporated by reference to the Current Report on Form 8-K filed on January 3, 2022 as Exhibit 10.1 thereto.
10.28	At-The-Market Issuance Sales Agreement, dated February 25, 2022, with Ascendiant Capital Markets, LLC. Incorporated by reference to the Current Report on Form 8-K filed on February 25, 2022 as Exhibit 10.1 thereto.
21**	List of subsidiaries.
23.1**	Consent of Marcum LLP.
23.2**	Consent of Ziv Haft, BDO member firm.
31.1**	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit Number	Description

31.2**	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1***	Certification of Chief Executive and Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS**	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

***	Furnished herewith.

ITEM 16.	FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  April 15, 2022

BITNILE HOLDINGS, INC.

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

April 15, 2022	/s/ Milton C. Ault, III
Milton C. Ault, III, Executive Chairman of the Board

April 15, 2022	/s/ William B. Horne
William B. Horne, Chief Executive Officer and Director

April 15, 2022	/s/ Henry Nisser
Henry Nisser, President, General Counsel and Director

April 15, 2022	/s/ Howard Ash
Howard Ash, Director

April 15, 2022	/s/ Robert O. Smith
Robert O. Smith, Director

April 15, 2022	/s/ Mordechai Rosenberg
Mordechai Rosenberg, Director

April 15, 2022	/s/ Jeffrey A. Bentz
Jeffrey A. Bentz, Director

ITEM 8.	FINANCIAL STATEMENTS

BITNILE HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

BitNile Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BitNile Holdings, Inc. (formerly known as Ault Global Holdings, Inc.) and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We did not audit the December 31, 2021 and 2020 financial statements of Enertec Systems 2001 Ltd., a wholly-owned subsidiary, which statements reflect 3% and 18% of the total consolidated assets as of December 31, 2021 and 2020, respectively, and 21% and 39% of the total consolidated revenues for the years ended December 31, 2021 and 2020, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Enertec Systems 2001 Ltd., is based solely on the report of the other auditors.

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

Accounting for investments in variable interest entities

Description of the Matter

As discussed in the consolidated financial statement, the Company holds interests in an entities that meet the characteristics of a variable interest entity (“VIE”). The Company determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a VIE, which requires consolidation based upon the following criteria:

a)	the power to direct the activities of the entity that most significantly impact its economic success,
b)	the obligation to absorb the economic losses of the entity, or
c)	the right to receive the expected residual returns of the entity; or
d)	the voting rights of some investors in the entity are not proportions to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.

We identified the accounting for investment in the variable interest entities to be a critical audit matter. Evaluating the Company’s judgments in determining whether an entity is a VIE and the primary beneficiary of the VIE required a high degree of complex auditor judgment.

How We Addressed the Matter in Our Audit

Our audit procedures related to accounting for investment in variable interest entity to address this critical audit matter included the following:

•	We gained an understanding of the Company’s process to identify and account for a VIE.
•	We obtained and read the agreements in which the Company evaluated and compared the terms of the agreements to the Company’s assessment.
•	We reviewed the Company’s VIE analysis to determine if the VIE met the criteria for consolidation in accordance with Accounting Standards Codification (“ASC”) 810, Consolidations.
•	We evaluated the factors considered to determine whether the Company omitted any significant potential variable interests in their analysis.

Equity Investment in Unconsolidated Entity

As discussed in Note 3 and 13 to the consolidated financial statements, the Company’s investment in Avalanche International Corp. (AVLP) is accounted for under the equity method of accounting. AVLP is a related party controlled by Philou Ventures, LLC, which is an entity affiliated with the Company through Milton C. Ault, III who is the Company’s Executive Chairman of the Board. The Company’s investments in AVLP include convertible promissory notes of $21.4 million and other assets of $0.6 million. The Company also has entered into an agreement with AVLP to provide contract manufacturing services relating the production of this machinery.

Management exercised significant judgment in determining the carrying amounts of the AVLP by evaluating projected operating results and credit risk. The Company exercised these judgments within the context of AVLP being a related party that is both a debtor to the Company and customer with a trade relationship. Management evaluated projected revenue and expenses to evaluate collectability of its investment.

The Company determines whether the equity method of accounting is required based on the following criteria:

a)	the control the investor has over the investee
b)	the election of fair value options for the investment
c)	the assessment of whether the investment is common stock or in substance common stock
d)	the significant influence the investor has

We identified the accounting for AVLP investments to be a critical audit matter. Evaluating the Company’s judgments in determining whether an entity should be accounting for under the equity method in addition to assessing the recoverability of those investments requires a high degree of judgment.

How We Addressed the Matter in Our Audit

Our audit procedures related to accounting for the equity investment in unconsolidated entity to address this critical audit matter included the following:

•	We gained an understanding of the Company’s process to identify and account for equity investments.
•	We obtained and read the agreements in which the Company evaluated and compared the terms of the agreements to the Company’s assessment.
•	We reviewed the Company’s equity method analysis to determine if the investment met the criteria for equity method accounting.
•	We evaluated the factors considered to determine whether the Company omitted any other significant investments in their analysis.
•	Testing the mathematical accuracy of the discounted cash flow analysis,
•	Assessing the reasonableness of the revenue and expense assumptions and their consistency with other audit evidence

/s/ Marcum llp

Marcum LLP

We have served as the Company’s auditor since 2016.

New York, New York

April 15, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of Enertec systems 2001 Ltd.

Karmiel, Israel.

Opinion on the Financial Statements

We have audited the accompanying Statements of financial position of Enertec systems 2001 Ltd. ("the Company") as of December 31, 2021 and 2020, the related statements of comprehensive profit /(loss), Statements of changes in shareholders' equity, and cash flows for each of the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Estimation of total contract costs to be incurred for fixed-price long-term contract revenue

As discussed in Note 2 to the financial statements, almost all company revenue is recognized under long-term contracts for the year ended December 31, 2021. For those long-term contracts that are fixed-price in nature, the Company recognizes revenue over time based on the ratio of (1) actual contract costs incurred to date to (2) the Company’s estimate of total contract costs to be incurred.

We identified the evaluation of the estimate of total contract costs to be incurred for fixed-price long-term contracts as a critical audit matter. In particular, evaluating the Company’s judgments regarding the amount of time and budget to complete the contracts, including the assessment of the nature and complexity of the work to be performed, involved a high degree of subjective judgment.

The procedures we performed to address this critical audit matter included the following.

We examined the sampled contracts to evaluate the Company’s identification of performance obligations and the determined method for measuring contract progress. We tested consistency of the estimated total contract costs projected in the current year versus the original or prior period for sampled contracts. We interviewed the Company to evaluate progress to date, the estimate of remaining costs to be incurred, and factors impacting the amount of time and cost to complete the sampled contracts. We examined the company's estimates of the total contract costs project (budget) by analytical analysis - we received from the company segmented profitability of projects according to the nature of the projects, and examined that indeed the projects average gross profitability for the continuation of a sampled project is reasonable relative to the average gross profitability of projects in that segmentation as of today.

We performed a retrospective examination - We compared the Company’s original or prior period estimate of total contract costs to be incurred to the actual costs incurred for the finished contracts to assess the Company’s ability to accurately estimate costs.

We have received projected budgets for all projects signed and approved by the project manager.

All procedures we performed was performed only for projects was sampled by us.

Ziv Haft.
Certified Public Accountants (Isr.)
BDO Member Firm

We have served as the Company’s auditor since 2012.

Tel-Aviv, Israel

April 15, 2022

BITNILE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$15,912,000	$18,680,000
Restricted cash	5,321,000	-
Marketable equity securities	40,380,000	2,563,000
Digital currencies	2,165,000	7,000
Accounts receivable	5,259,000	3,852,000
Accounts and other receivable, related party	1,196,000	1,196,000
Accrued revenue	2,283,000	1,696,000
Inventories	5,482,000	3,374,000
Prepaid expenses and other current assets	15,436,000	2,988,000
TOTAL CURRENT ASSETS	93,434,000	34,356,000

Cash and marketable securities held in trust account	116,725,000	-
Intangible assets, net	4,035,000	4,390,000
Goodwill	10,090,000	9,646,000
Property and equipment, net	174,025,000	2,123,000
Right-of-use assets	5,243,000	4,318,000
Investment in promissory notes and other, related parties	2,842,000	1,000,000
Investments in common stock, related parties	13,230,000	653,000
Investments in equity securities	30,482,000	262,000
Investment in limited partnership	1,869,000	1,869,000
Investment in unconsolidated entity	22,130,000	15,957,000
Loans receivable	14,337,000	750,000
Other assets	1,844,000	319,000
TOTAL ASSETS	$490,286,000	$75,643,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$22,702,000	$17,014,000
Accounts payable and accrued expenses, related party	53,000	36,000
Investment in margin accounts payable	18,488,000	-
Operating lease liability, current	1,123,000	524,000
Revolving credit facility	-	125,000
Notes payable, net	39,554,000	3,595,000
Notes payable, related parties	-	188,000
Convertible notes payable, related party	-	400,000
TOTAL CURRENT LIABILITIES	81,920,000	21,882,000

The accompanying notes are an integral part of these consolidated financial statements.

BITNILE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

	December 31,	December 31,
	2021	2020
LONG TERM LIABILITIES
Operating lease liability, non-current	4,213,000	3,855,000
Notes payable	55,055,000	336,000
Notes payable, related parties	-	52,000
Convertible notes payable	468,000	386,000
Deferred underwriting commissions of Ault Disruptive subsidiary	3,450,000	-

TOTAL LIABILITIES	145,106,000	26,511,000

COMMITMENTS AND CONTINGENCIES
Redeemable noncontrolling interests in equity of subsidiaries	116,725,000	-

STOCKHOLDERS’ EQUITY
Series A Convertible Preferred Stock, $25.00 stated value per share,	-	-
$0.001 par value – 1,000,000 shares authorized; 7,040 shares issued and outstanding at December 31, 2021 and 2020
(redemption amount and liquidation preference of $176,000 as of
December 31, 2021 and 2020)
Series B Convertible Preferred Stock, $10 stated value per share,	-	-
share, $0.001 par value – 500,000 shares authorized; 125,000 shares issued and outstanding at December 31, 2021 and 2020 (liquidation
preference of $1,250,000 at December 31, 2021 and 2020)
Class A Common Stock, $0.001 par value – 500,000,000 shares authorized;	84,000	28,000
84,344,607 and 27,753,562 shares issued and outstanding at December 31,
2021 and 2020, respectively
Class B Common Stock, $0.001 par value – 25,000,000 shares authorized;	-	-
nil shares issued and outstanding at December 31, 2021 and 2020
Additional paid-in capital	385,644,000	171,396,000
Accumulated deficit	(145,600,000)	(121,396,000)
Accumulated other comprehensive loss	(106,000)	(1,718,000)
Treasury stock, at cost	(13,180,000)	-
TOTAL BITNILE HOLDINGS STOCKHOLDERS’ EQUITY	226,842,000	48,310,000

Non-controlling interest	1,613,000	822,000

TOTAL STOCKHOLDERS’ EQUITY	228,455,000	49,132,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$490,286,000	$75,643,000

The accompanying notes are an integral part of these consolidated financial statements.

BITNILE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended
	December 31,
	2021	2020
Revenue	$32,096,000	$23,629,000
Revenue, cryptocurrency mining, net	3,450,000	-
Revenue, lending and trading activities	16,854,000	242,000
Total revenue	52,400,000	23,871,000
Cost of revenue	23,858,000	16,357,000
Gross profit	28,542,000	7,514,000

Operating expenses
Research and development	2,041,000	1,849,000
Selling and marketing	7,773,000	1,177,000
General and administrative	36,686,000	12,521,000
Benefit for credit losses	-	(2,000,000)
Impairment of mined cryptocurrency	403,000	-
Total operating expenses	46,903,000	13,547,000

Loss from continuing operations	(18,361,000)	(6,033,000)
Other income (expenses)
Interest income	808,000	105,000
Impairment of debt securities, net	(5,090,000)	-
Interest expense	(1,871,000)	(9,648,000)
Change in fair value of marketable equity securities	(1,327,000)	919,000
Realized gain on marketable securities	1,924,000	-
Loss from equity investment	(311,000)	-
Gain (loss) on extinguishment of debt	929,000	(18,706,000)
Change in fair value of warrant liability	(542,000)	(49,000)
Total other income (expenses), net	(5,480,000)	(27,379,000)

Loss from continuing operations before income taxes	(23,841,000)	(33,412,000)
Income tax (provision) benefit	(130,000)	24,000
Net loss from continuing operations	(23,971,000)	(33,388,000)
Net income from discontinued operations, net of taxes	-	661,000
Net loss	(23,971,000)	(32,727,000)
Net loss attributable to non-controlling interest	(213,000)	-
Net loss attributable to BitNile Holdings	(24,184,000)	(32,727,000)
Preferred dividends	(18,000)	(18,000)
Net loss available to common stockholders	$(24,202,000)	$(32,745,000)

Basic and diluted net income (loss) per common share:
Continuing operations	$(0.44)	$(3.48)
Discontinued operations	-	0.07
Net loss per common share	$(0.44)	$(3.41)

Weighted average common shares outstanding, basic and diluted	55,444,000	9,606,000

Comprehensive loss
Net loss available to common stockholders	$(24,202,000)	$(32,745,000)
Other comprehensive income (loss)
Foreign currency translation adjustment	85,000	482,000
Net unrealized gain (loss) on derivative securities of related party	(7,773,000)	3,312,000
Impairment of debt securities	9,300,000	3,312,000
Other comprehensive income	1,612,000	3,794,000
Total comprehensive loss	$(22,590,000)	$(28,951,000)

The accompanying notes are an integral part of these consolidated financial statements.

BITNILE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

							Accumulated
	Series A & B				Additional		Other		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Equity

BALANCES, January 1, 2020	132,040	$-	3,318,390	$3,000	$101,099,000	$(88,650,000)	$(5,511,000)	$8,000	$6,949,000

Stock-based compensation:
Options	-	-	-	-	80,000	-	-	-	80,000
Common stock	-	-	102,500	-	182,000	-	-	-	182,000
Issuance of common stock for cash	-	-	12,582,000	13,000	39,965,000	-	-	-	39,978,000
Issuance of common stock in payment of
short term advances, related party	-	-	660,667	1,000	739,000	-	-	-	740,000
Issuance of common stock in payment of
accrued liabilities	-	-	229,898	-	714,000	-	-	-	714,000
Issuance of common stock for conversion
of debt	-	-	10,046,012	10,000	24,771,000	-	-	-	24,781,000
Issuance of common stock upon exercise
of warrants	-	-	814,095	1,000	876,000	-	-	-	877,000
Issuance of Enertec warrants	-	-	-	-	-	-	-	814,000	814,000
Beneficial conversion feature in connection
with convertible notes	-	-	-	-	82,000	-	-	-	82,000
Fair value of warrants issued in connection
with convertible notes	-	-	-	-	4,540,000	-	-	-	4,540,000
Cash for exchange fees and other financing costs	-	-	-	-	(1,652,000)	-	-	-	(1,652,000)
Comprehensive loss:
Net loss	-	-	-	-	-	(32,727,000)	-	-	(32,727,000)
Preferred dividends	-	-	-	-	-	(18,000)	-	-	(18,000)
Net unrealized loss on derivatives
in related party	-	-	-	-	-	-	3,312,000	-	3,312,000
Foreign currency translation adjustments	-	-	-	-		-	482,000	-	482,000
Other	-	-	-	-	-	(1,000)	(1,000)	-	(2,000)

BALANCES, December 31, 2020	132,040	$-	27,753,562	$28,000	$171,396,000	$(121,396,000)	$(1,718,000)	$822,000	$49,132,000

The accompanying notes are an integral part of these consolidated financial statements.

BITNILE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

							Accumulated
	Series A & B				Additional		Other			Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Non-Controlling	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Stock	Equity

BALANCES, January 1, 2021	132,040	$-	27,753,562	$28,000	$171,396,000	$(121,396,000)	$(1,718,000)	$822,000	$-	$49,132,000
Issuance of common stock for restricted stock awards	-	-	1,193,749	1,000	(1,000)	-	-	-	-	-
Stock-based compensation:
Options	-	-	-	-	3,153,000	-	-	-	-	3,153,000
Restricted stock awards	-	-	-	-	3,968,000	-	-	-	-	3,968,000
Issuance of stock options at Gresham Worldwide	-	-	-	-	-	-	-	629,000	-	629,000
Issuance of common stock for cash	-	-	52,552,353	53,000	200,000,000	-	-	-	-	200,053,000
Financing cost in connection with sales of common stock	-	-	-	-	(5,941,000)	-	-	-	-	(5,941,000)
Non-controlling position at Imperalis subsidiary acquired	-	-	-	-	-	-	-	(50,000)	-	(50,000)
Adjustment to treasury stock for holdings in investment partnerships	-	-	-	-	-	-	-	-	(13,180,000)	(13,180,000)
Issuance of common stock for conversion								-	-	-
of convertible notes payable	-	-	183,214	-	449,000	-	-	-	-	449,000
Issuance of common stock for conversion								-	-	-
of convertible notes payable, related party	-	-	275,862	-	400,000	-	-	-	-	400,000
Issuance of common stock upon exercise of warrants	-	-	2,385,867	2,000	4,722,000	-	-	-	-	4,724,000
Fair value of warrants issued in connection with notes	-	-	-	-	16,310,000	-	-	-	-	16,310,000
Proceeds allocated to public warrants of Ault Disruptive
subsidiary, net of offering costs	-	-	-	-	4,092,000	-	-	-	-	4,092,000
Remeasurement of Ault Disruptive subsidiary temporary equity	-	-	-	-	(12,904,000)	-	-	-	-	(12,904,000)
Comprehensive loss:								-	-	-
Net loss	-	-	-	-	-	(24,184,000)	-	-	-	(24,184,000)
Preferred dividends		-	-	-	-	(18,000)	-	-	-	(18,000)
Net unrealized loss on derivatives in related party	-	-	-	-	-	-	(7,773,000)	-	-	(7,773,000)
Impairment of debt securities	-	-	-	-	-	-	9,300,000	-	-	9,300,000
Foreign currency translation adjustments	-	-	-	-	-	-	85,000	-	-	85,000
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	213,000	-	213,000
Other	-	-	-	-		(2,000)	-	(1,000)	-	(3,000)
BALANCES, December 31, 2021	132,040	$-	84,344,607	$84,000	$385,644,000	$(145,600,000)	$(106,000)	$1,613,000	$(13,180,000)	$228,455,000

The accompanying notes are an integral part of these consolidated financial statements.

BITNILE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(23,971,000)	$(32,727,000)
Less: Net income from discontinued operations	-	661,000
Net loss from continuing operations	(23,971,000)	(33,388,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,103,000	392,000
Amortization	375,000	336,000
Amortization of right-of-use assets	950,000	(140,000)
Amortization, related party	30,000	-
Interest expense – debt discount	1,076,000	7,251,000
(Gain) loss on extinguishment of debt	(929,000)	18,706,000
Change in fair value of warrant liability	542,000	49,000
Accretion of original issue discount on notes receivable	-	22,000
Impairment of debt securities, net	5,090,000	-
Accretion of original issue discount on notes receivable	21,000	(62,000)
Increase in accrued interest on notes receivable – related party	(235,000)	(1,000)
Stock-based compensation	7,750,000	1,106,000
Impairment of cryptocurrencies	403,000	(5,000)
Realized losses on other investments	-	39,000
Realized gains on sale of marketable securities	(21,187,000)	(75,000)
Unrealized (gains) losses on marketable equity securities	14,127,000	(796,000)
Unrealized (gains) losses on equity securities – related party	5,754,000	(298,000)
Unrealized (gains) losses on equity securities	(10,734,000)	73,000
Loss from equity investment	311,000	-
Provision for loan losses	-	(2,000,000)
Changes in operating assets and liabilities:
Marketable equity securities	(29,398,000)	-
Accounts receivable	(1,407,000)	(641,000)
Accrued revenue	(498,000)	645,000
Inventories	(2,031,000)	183,000
Prepaid expenses and other current assets	(5,548,000)	(1,613,000)
Digital currencies	(3,450,000)	-
Other assets	(1,526,000)	(88,000)
Accounts payable and accrued expenses	1,613,000	(364,000)
Accounts payable, related parties	17,000	(28,000)
Other current liabilities	-	(650,000)
Lease liabilities	(919,000)	168,000
Net cash used in continuing operating activities	(61,671,000)	(11,179,000)
Net cash provided by discontinued operating activities	—	1,000
Net cash used in operating activities	(61,671,000)	(11,178,000)

Cash flows from investing activities:
Purchase of property and equipment	(151,993,000)	(582,000)
Acquisition of Relec, net of cash acquired	-	(3,628,000)
Investments in convertible promissory notes of AVLP and Alzamend, related parties	(7,344,000)	(2,118,000)
Investment in term promissory note of Ault & Company, related party	(2,500,000)	-
Investments in common stock and warrants, related parties	(20,163,000)	(354,000)
Investment in real property, related party	(2,670,000)	-
Proceeds from sale of investment in real property, related party	2,670,000	-
Acquisition of Imperalis, net of cash acquired	(165,000)	-
Purchase of marketable equity securities	(2,765,000)	(1,425,000)
Sales of marketable equity securities	4,062,000	373,000
Investments in loans receivable	(18,235,000)	-
Proceeds from loans receivable	-	140,000
Investment of Ault Disruptive initial public offering proceeds into trust account	(116,725,000)	-
Investments in equity securities	(17,623,000)	(189,000)
Net cash used in investing activities	(333,451,000)	(7,783,000)

The accompanying notes are an integral part of these consolidated financial statements.

BITNILE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the Year Ended December 31,
	2021	2020
Cash flows from financing activities:
Gross proceeds from sales of common stock	$200,053,000	$39,978,000
Financing cost in connection with sales of equity securities	(5,941,000)	(1,652,000)
Proceeds from warrant exercises	4,724,000	53,000
Proceeds from convertible notes payable	-	100,000
Proceeds from notes payable	84,909,000	9,722,000
Proceeds from short-term advances	-	570,000
Payments on short-term advances	-	(570,000)
Proceeds from margin accounts	18,488,000	-
Proceeds from short-term advances – related party	-	653,000
Payments on short-term advances – related party	-	(323,000)
Payments on notes payable	(2,461,000)	(8,784,000)
Payments on advances on future receipts	-	(2,351,000)
Payments of preferred dividends	(18,000)	(18,000)
Purchase of treasury stock	(13,180,000)	-
Proceeds from initial public offering of Ault Disruptive	112,125,000	-
Payment of deferred offering costs of Ault Disruptive initial public offering	(633,000)	-
Payments on revolving credit facilities, net	(125,000)	(97,000)

Net cash provided by financing activities	397,941,000	37,281,000

Effect of exchange rate changes on cash and cash equivalents	(266,000)	(123,000)

Net increase in cash and cash equivalents and restricted cash	2,553,000	18,197,000

Cash and cash equivalents and restricted cash at beginning of period	18,680,000	483,000

Cash and cash equivalents and restricted cash at end of period	$21,233,000	$18,680,000

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$257,000	$658,000

Non-cash investing and financing activities:
Conversion of convertible notes payable into shares of common stock	$449,000	$24,781,000
Payment of accounts payable with digital currency	$890,000	$-
Issuance of common stock in payment of liability	$-	$1,537,000
Cancellation of short-term advances, related party into shares of common stock	$-	$740,000
Issuance of notes payable and convertible notes payable in payment of accrued expenses	$-	$420,000
Conversion of equity securities to marketable securities	$2,656,000	$-
Conversion of loans receivable to equity securities	$4,250,000	$-
Conversion of convertible notes payable, related party into shares of common stock	$400,000	$600,000
Remeasurement of Ault Disruptive temporary equity	$1,712,000	$-
Deferred offering costs of Ault Disruptive	$3,579,000	$-
Recognition of new operating lease right-of-use assets and lease liabilities	$1,875,000	$-
Fair value of warrants issued in connection with notes	$16,310,000	$-
Amounts receivable from issuance of promissory notes	$6,900,000	$-
Issuance of notes payable for purchase of property and equipment	$22,000,000	$-
Deferred underwriter commissions payable of Ault Disruptive subsidiary	$3,450,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

BITNILE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

1. DESCRIPTION OF BUSINESS

BitNile Holdings, Inc., a Delaware corporation (“BitNile” or the “Company”), formerly known as Ault Global Holdings, Inc., which was formerly known as DPW Holdings, Inc., was incorporated in September 2017. BitNile is a diversified holding company pursuing growth by acquiring undervalued businesses and disruptive technologies with a global impact. Through its wholly- and majority-owned subsidiaries and strategic investments, the Company owns and operates a data center at which it mines Bitcoin, and provides mission-critical products that support a diverse range of industries, including defense/aerospace, industrial, automotive, telecommunications, medical/biopharma, and textiles. In addition, the Company extends credit to select entrepreneurial businesses through a licensed lending subsidiary. BitNile was founded by Milton “Todd” Ault, III, its Executive Chairman and is led by Mr. Ault, William B. Horne, its Chief Executive Officer and Vice Chairman and Henry Nisser, its President and General Counsel. Together, they constitute the Executive Committee, which manages the day-to-day operations of the Company. The Company’s long-term objective is to maximize per share intrinsic value. All major investment and capital allocation decisions are made for the Company by Mr. Ault and the Executive Committee. The Company has six reportable segments:

●	BitNile, Inc. – cryptocurrency mining operations,

●	Ault Alliance, Inc. (“Ault Alliance”) – commercial lending, activist investing, media, and digital learning,

●	Gresham Worldwide, Inc. (“GWW”) – defense solutions,

●	TurnOnGreen, Inc. (“TurnOnGreen”) – commercial electronics solutions,

●	Real Estate – hotel operations and other commercial real estate holdings, and

●	Ault Disruptive Technologies Corporation (“Ault Disruptive”) – a special purpose acquisition company (“SPAC”).

On December 13, 2021, the Company changed its name from Ault Global Holdings, Inc. to BitNile Holdings, Inc. The name change did not affect the rights of security holders of the Company. The common stock continues to be listed on the NYSE American and trades under the symbol “NILE”.

2. LIQUIDITY, GOING CONCERN AND MANAGEMENT’S PLANS

As of December 31, 2021, the Company had cash and cash equivalents of $15.9 million and working capital of $11.5 million. In the past, the Company financed its operations principally through issuances of convertible debt, promissory notes and equity securities. During the year ended December 31, 2021, the Company continued to strengthen its liquidity and financial condition through additional equity financing from its 2021 At-the-Market Offering (the “2021 ATM Offering”); see Note 29 for a discussion of the Company’s 2021 ATM Offering.

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

Principles of Consolidation

The consolidated financial statements include the accounts of BitNile and its wholly-owned and majority-owned subsidiaries. The consolidated financial statements also include the accounts of Ault Disruptive and Ault Alpha LP (the “Alpha Fund”) of which the Company is the primary beneficiary as discussed in Note 16. All intercompany accounts and transactions have been eliminated upon consolidation.

The accounting guidance requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a Variable Interest Entity (“VIE”); to eliminate the solely quantitative approach previously required for determining the primary beneficiary of a VIE; to add an additional reconsideration event for determining whether an entity is a VIE when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide readers of financial statements with more transparent information about an enterprise’s involvement in a VIE.

Variable Interest Entities

For VIEs, the Company assesses whether it is the primary beneficiary as prescribed by the accounting guidance on the consolidation of a VIE.

The Company evaluates its business relationships with related parties to identify potential VIEs under Accounting Standards Codification (“ASC”) 810, Consolidation. The Company consolidates VIEs in which it is considered to be the primary beneficiary. Entities are considered to be the primary beneficiary if they have both of the following characteristics: (i) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance; and (ii) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. The Company’s judgment with respect to its level of influence or control of an entity involves the consideration of various factors including the form of its ownership interest, its representation in the entity’s governance, the size of its investment, estimates of future cash flows, its ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process and to replace the Company as manager and/or liquidate the joint venture, if applicable.

Variable Interest Entity Considerations - Avalanche International, Corp.

The Company has determined that Avalanche International, Corp. (“AVLP”) is a VIE as it does not have sufficient equity at risk. The Company does not consolidate AVLP because the Company is not the primary beneficiary and does not have a controlling financial interest. To be a primary beneficiary, an entity must have the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, among other factors. Although the Company has made a significant investment in AVLP, the Company has determined that Philou Ventures, LLC, which controls AVLP through the voting power conferred by its equity investment and which is deemed to be more closely associated with AVLP, is the primary beneficiary. As a result, AVLP’s financial position and results of operations are not consolidated in the Company’s financial position and results of operations.

Equity Investment in Unconsolidated Entity

As of December 31, 2021, the Company’s ownership percentage of AVLP was less than 20%. During the fourth quarter of 2021, BitNile made additional advances to AVLP under the existing loan agreement and the Company’s consolidated VIE, Ault Alpha, entered into a loan agreement with AVLP totaling $3.6 million. Due to the cumulative lending position of BitNile and the facts and circumstances surrounding the terms of loan agreements, BitNile reevaluated its level of influence over AVLP and determined that the equity ownership in AVLP should be accounted for under the equity method of accounting.

The basis of the Company’s previously held interest in AVLP was remeasured to fair value immediately before adopting the equity method of accounting. The Company’s interest in AVLP as of December 31, 2020 has been presented as an equity investment in an unconsolidated entity, consistent with the current year presentation.

The Company has invested in AVLP based on the potential global impact of the novel technology of AVLP’s subsidiary, MTIX, Ltd. (“MTIX”). MTIX has developed a novel cost effective and environmentally friendly material synthesis technology for textile applications. MTIX’s Multiplex Laser Surface Enhancement is a unique technology that has the ability to treat both natural and synthetic textiles for a wide variety of functionalities, including dyeability and printing enhancements, hydrophilicity, hydrophobicity, fire retardancy and anti-microbial properties. The use of water, harmful chemicals and energy is significantly reduced in comparison to conventional textile treatment methods.

Treasury Stock

The shares of Company common stock attributable to the Company’s limited partner interest in Ault Alpha are considered treasury stock on the consolidated balance sheet and thereby deemed not to be included in the calculation of weighted average common shares outstanding. However, these shares are legally outstanding.

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

Impairment of Long-lived Assets

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted expected future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by comparing the carrying amount of the assets to their fair value. During the first quarter of 2020, based upon the deteriorating business conditions for restaurants in the San Diego County as a result of the spread of COVID-19 and the decline in projected cash flows over the life of the restaurant long-lived assets, the Company performed an undiscounted cash flow test to determine if the restaurant equipment and right-of-use (“ROU”) assets were impaired. The undiscounted cash flows were less than the carrying amount of the Company’s restaurant equipment and ROU assets and therefore, the carrying amount of the assets were compared to the fair value of the assets, and the Company determined that there were impairment charges to be recorded on the restaurant long-lived assets. Impairment charges for the year ended December 31, 2020 related to restaurant equipment were in an amount equal to the cost of the Company’s restaurant equipment, net of depreciation of $0.5 million and the impairment related to the ROU assets attributed to the discontinued restaurant operations was the full carrying amount of $1.0 million. The restaurant-related impairment charges are included as a component of net loss from discontinued operations (see Note 5).

Revenue Recognition

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer,
●	Step 2: Identify the performance obligations in the contract,
●	Step 3: Determine the transaction price,
●	Step 4: Allocate the transaction price to the performance obligations in the contract, and
●	Step 5: Recognize revenue when the company satisfies a performance obligation.

Sales of Products

The Company generates revenues from the sale of its products through a direct and indirect sales force. The Company’s performance obligations to deliver products are satisfied at the point in time when title transfers to the customer. Generally, products are shipped FOB shipping point and title transfers to the customer at the time the products are placed on a common carrier. The Company provides standard assurance warranties, which are not separately priced, that the products function as intended. The Company primarily receives fixed consideration for sales of product. Some of the Company’s contracts with distributors include stock rotation rights after six months for slow moving inventory, which represents variable consideration. The Company uses an expected value method to estimate variable consideration and constrains revenue for estimated stock rotations until it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. To date, returns have been insignificant. The Company’s customers generally pay within 30 days from the receipt of an invoice.

Because the Company’s product sales agreements have an expected duration of one year or less, the Company has elected to adopt the practical expedient in ASC 606-10-50-14(a) of not disclosing information about its remaining performance obligations.

Manufacturing Services

For manufacturing services, which include revenues generated by the Company’s subsidiary, Enertec Systems 2001 Ltd. (“Enertec”), and in certain instances, revenues generated by the Company’s subsidiary, Gresham Power Electronics Ltd. (“Gresham Power”), the Company’s performance obligation for manufacturing services is satisfied over time as the Company creates or enhances an asset based on criteria that are unique to the customer and that the customer controls as the asset is created or enhanced. Generally, the Company recognizes revenue based upon proportional performance over time using a cost-to-cost method which measures progress based on the costs incurred to total expected costs in satisfying its performance obligation. This method provides a depiction of the progress in providing the manufacturing service because there is a direct relationship between the costs incurred by the Company and the transfer of the manufacturing service to the customer. Manufacturing services that are recognized based upon the proportional performance method are considered revenue from services transferred over time and to the extent the customer has not been invoiced for these revenues, as accrued revenue in the accompanying consolidated balance sheets. Revisions to the Company’s estimates may result in increases or decreases to revenues and income and are reflected in the consolidated financial statements in the periods in which they are first identified.

The Company has elected the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component to the extent that the period between when the Company transfers its promised good or service to the customer and when the customer pays in one year or less.

Lending and Trading Activities

Lending Activities

Ault Alliance, through its wholly-owned subsidiary Digital Power Lending, LLC (“DP Lending”), generates revenue from lending activities primarily through interest, origination fees and late/other fees. Interest income on these products is calculated based on the contractual interest rate and recorded as interest income as earned. The origination fees or original issue discounts are recognized over the life of the loan using the effective interest method.

Trading Activities

Ault Alliance, through DP Lending, generates revenue from trading activities primarily through sales of securities and unrealized gains and losses from held securities. Financial instruments utilized in trading activities are carried at fair value. Fair value is generally based on quoted market prices for the same or similar assets and liabilities. If these market prices are not available, fair values are estimated based on dealer quotes, pricing models, discounted cash flow methodologies, or similar techniques where the determination of fair value may require significant management judgment or estimation. Realized gains and losses are recorded on a trade-date basis. Realized and unrealized gains and losses are recognized in revenue from trading activities.

Blockchain Mining

The Company has executed contracts with digital asset mining pools to provide computing power to the mining pool. The contracts are terminable at any time by either party and the Company’s enforceable right to compensation only begins when the Company provides computing power to the mining pool operator. The mining pool applies the Full Pay Per Share (“FPPS”) model. Under the FPPS model, in exchange for providing computing power, the Company is entitled to a fractional share of the fixed digital currency award the mining pool operator receives (less digital asset transaction fees to the mining pool operator which are recorded as a an offset to revenues), for successfully adding a block to the blockchain. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm to add a block to the blockchain.

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

Fair value of the digital currency award received is determined using the market rate of the related digital currency at the time of receipt, which is not materially different than the fair value at the time of contract inception or the time the Company has earned the award from the pool.

Expenses associated with running the cryptocurrency mining business, such as equipment depreciation and electricity costs, are recorded as a component of cost of revenues.

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

Accrued Revenue

Manufacturing services that are recognized as revenue based upon the proportional performance method are considered revenue based on services transferred over time and to the extent the customer has not been invoiced for these revenues, as accrued revenue in the accompanying consolidated balance sheets. As of December 31, 2021 and 2020, accrued revenue was $2.3 million and $1.7 million, respectively.

Fair Value of Financial Instruments

In accordance with ASC 820, Fair Value Measurements and Disclosures, fair value is defined as the exit price, or the amount that would be received for the sale of an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date.

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

Level 2: Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or model-derived valuations. All significant inputs used in the Company’s valuations are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities. Level 2 inputs also include quoted prices that were adjusted for security-specific restrictions which are compared to output from internally developed models such as a discounted cash flow model.

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

Equity Investments

The following discusses the Company’s marketable equity securities, non-marketable equity securities, and gains and losses on marketable and non-marketable equity securities.

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

Impairment of Debt Securities

Debt securities are evaluated periodically to determine whether a decline in their value is other than temporary. The Company utilizes criteria such as the magnitude and duration of the decline, in addition to the reason underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. During the fourth quarter of 2021, the Company determined that the decline in value fair value of the warrant derivative securities that it received as a result of its investment in AVLP was other than temporary. The Company recorded an impairment of debt securities of $9.3 million with a corresponding adjustment to other comprehensive income, reducing prior unrealized losses.

Foreign Currency Translation

A substantial portion of the Company’s revenues are generated in U.S. dollars. In addition, a substantial portion of the Company’s costs are incurred in U.S. dollars. Company management has determined that the U.S. dollar is the functional currency of the primary economic environment in which it operates.

Accordingly, monetary accounts maintained in currencies other than the U.S. dollar are re-measured into U.S. dollars in accordance with FASB issued ASC 830, Foreign Currency Matters (“ASC 830”). All transaction gains and losses from the re-measurement of monetary balance sheet items are reflected in the statements of operations as financial income or expenses as appropriate.

The financial statements of Gresham Power, Relec Electronics Ltd. (“Relec”), and Enertec, whose functional currencies have been determined to be their local currencies, the British Pound (“GBP”), GBP, and the Israeli Shekel (“ILS”), respectively, have been translated into U.S. dollars in accordance with ASC 830. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate in effect for the reporting period. The resulting translation adjustments are reported as other comprehensive loss in the consolidated statement of comprehensive loss and accumulated comprehensive loss in statement of changes in stockholders’ equity.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company’s cash is maintained in checking accounts, money market funds and certificates of deposits with reputable financial institutions. These balances exceed the U.S. Federal Deposit Insurance Corporation insurance limits. The Company had cash and cash equivalents of $933,000 and $885,000 at December 31, 2021 and 2020, respectively, in the United Kingdom (“U.K.”), and $58,000 and $19,000, respectively, in Israel. The Company has not experienced any losses on deposits of cash and cash equivalents.

Restricted Cash

As of December 31, 2021, restricted cash included $3.8 million of cash collateral for notes payable, $783,000 of cash held in escrow related to the purchase of the four hotels in the Madison, Wisconsin area, and $738,000 of cash held in trust related to environmental contingencies related to the Michigan data center.

Cash, cash equivalents and restricted cash consist of the following:

	December 31,	December 31,
	2021	2020
Cash and cash equivalents	$15,912,000	$18,680,000
Restricted cash	5,321,000	-
Total cash, cash equivalents and restricted cash	$21,233,000	$18,680,000

Cash and Marketable Securities Held in Trust Account

As of December 31, 2021, the Company held $116,725,000 in cash and marketable securities in a trust account. Cash and marketable securities held in the trust account represents cash and money market funds that primarily invest in U.S. treasury bills that were purchased with funds raised through the initial public offering of Ault Disruptive, a consolidated SPAC. The funds raised are held in a trust account that is restricted for use and may only be used for purposes of completing an initial business combination or redemption of the common stock of Ault Disruptive, as set forth in the trust agreement. The funds held in trust are included within Level 1 of the fair value hierarchy.

Inventories

Inventories are stated at the lower of cost or net realizable value. Inventory write-offs are provided to cover risks arising from slow-moving items or technological obsolescence.

Cost of inventories is determined as follows:

Raw materials, parts and supplies - using the “first-in, first-out” method; and

Work-in-progress and finished products - on the basis of direct manufacturing costs with the addition of indirect manufacturing costs.

The Company periodically assesses its inventories valuation in respect of obsolete and slow-moving items by reviewing revenue forecasts and technological obsolescence. When inventories on hand exceed the foreseeable demand or become obsolete, the value of excess inventory, which at the time of the review was not expected to be sold, is written off. At December 31, 2021 and 2020, the Company recorded an allowance for obsolescence of $1.4 million and $9,000 respectively

During the years ended December 31, 2021 and 2020, the Company did not record inventory write-offs within the cost of revenue.

Digital Currencies

Digital currencies are included in current assets in the consolidated balance sheets as an indefinite lived intangible asset. Digital currencies are recorded at cost less impairment. In performing the quantitative impairment test of the mined Bitcoin balances as well as recordation of daily revenues, as described in ASC 350-30-35-19, the Company utilizes the pricing of Bitcoin on a nightly basis from reliable pricing sources, which is not materially different than the fair value at the time of contract inception or the time the Company has earned the award from the pool.

An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation. Gains or losses on disposals of property and equipment are recorded within income from operations. Repairs and maintenance costs are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

Useful lives (in years)

Computer, software and related equipment	3 – 5
Office furniture and equipment	5 – 10
Building	29 – 39
Leasehold improvements	Over the term of the lease or the life of the asset, whichever is shorter.

Goodwill

The Company evaluates its goodwill for impairment in accordance with ASC 350, Intangibles – Goodwill and Other. Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.

The Company tests the recorded amount of goodwill for impairment on an annual basis on December 31 or more frequently if there are indicators that the carrying amount of the goodwill exceeds its carried value. At December 31, 2021, the Company had six reporting units. During the years ended December 31, 2021 and 2020, the Company recognized no impairment of goodwill.

Intangible Assets

The Company acquired amortizable intangibles assets as part of asset purchase agreements consisting of customer relationships and non-compete agreements. The Company also has the trade names and trademarks associated with the acquisitions of Microphase Corporation (“Microphase”) and Relec, which were determined to have an indefinite life. The customer relationships and non-compete agreements, definite lived intangible assets, are being amortized on a straight-line basis over their estimated useful lives as follows:

Useful lives (in years)
Customer relationships	5 - 14
Non-competition agreements	3
Domain name and other intangible assets	3

The Company reviews intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets might not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. During the years ended December 31, 2021 and 2020, the Company recognized no impairment of intangibles.

Long-Lived Assets

The long-lived assets of the Company are reviewed for impairment in accordance with ASC 360, Property, Plant, and Equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted expected future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by comparing the amount by which the carrying amount of the assets to their fair value. During the first quarter of 2020, based upon the deteriorating business conditions for restaurants in the San Diego County as result of the spread of COVID-19 and the decline in projected cash flows over the life of the restaurant long-lived assets, the Company performed an undiscounted cash flow test to determine if the restaurant equipment and ROU assets were impaired. The undiscounted cash flows were less than the carrying amount of the Company’s restaurant equipment and ROU assets and therefore, the carrying amount of the assets were compared to the fair value of the assets, and the Company determined that there were impairment charges to be recorded on the restaurant long-lived assets. Impairment charges for the year ended December 31, 2020 related to restaurant equipment were in an amount equal to the cost of the Company’s restaurant equipment, net of depreciation of $0.5 million and the impairment related to the ROU assets attributed to the discontinued restaurant operations was the full carrying amount of $1.0 million. The restaurant-related impairment charges are included as a component of net loss from discontinued operations in 2020 (see Note 5).

Redeemable Noncontrolling Interests in Equity of Subsidiary

The Company records redeemable noncontrolling interests in equity of subsidiaries to reflect the economic interests of the common stockholders in Ault Disruptive. These interests are presented as redeemable noncontrolling interests in equity of subsidiaries within the consolidated balance sheets, outside of the permanent equity section. The common stockholders in Ault Disruptive have redemption rights that are considered to be outside of the Company’s control. As of December 31, 2021, the carrying amount of the redeemable noncontrolling interest in equity of subsidiaries was recorded at its redemption value of $116.7 million. Remeasurements to the redemption value of the redeemable noncontrolling interest in equity of subsidiaries are recorded within additional paid-in capital. Such remeasurements totaled $12.9 million, comprising of offering costs incurred in connection with the sale of common stock of Ault Disruptive in the amount of $116.7 million and initial valuation of the public warrants of Ault Disruptive in the amount of $4.1 million.

Income Taxes

The Company determines its income taxes under the asset and liability method in accordance with FASB ASC 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company accounts for uncertain tax positions in accordance with ASC 740-10-25, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. To the extent that the final tax outcome of these matters is different than the amount recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense. ASC 740-10-25 also requires management to evaluate tax positions taken by the Company and recognize a liability if the Company has taken uncertain tax positions that more likely than not would not be sustained upon examination by applicable taxing authorities. Management of the Company has evaluated tax positions taken by the Company and has concluded that as of December 31, 2021 and 2020, there were no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability that would require disclosure in the financial statements.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company classifies common stock purchase warrants and other free standing derivative financial instruments as equity if the contracts (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) contain reset provisions, as either an asset or a liability. The Company assesses classification of its freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that certain freestanding derivatives, which principally consist of issuance of warrants to purchase shares of common stock in connection with convertible notes and to employees of the Company, satisfy the criteria for classification as equity instruments as these warrants do not contain cash settlement features or variable settlement provision that cause them to not be indexed to the Company’s own stock.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”).

Under ASC 718:

●	the Company recognizes stock-based expenses related to stock option awards on a straight-line basis over the requisite service period of the awards, which is generally the vesting term of two to four years,
●	stock-based expenses are recognized net of forfeitures as they occur,
●	the expected term assumption, using the simplified method, reflects the period for which the Company believes the option will remain outstanding,
●	the Company determined the volatility of its stock by looking at the historic volatility of its stock, and
●	the risk-free rate reflects the U.S. Treasury yield for a similar expected life instrument in effect at the time of the grant.

The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock.

Convertible Instruments

The Company accounts for hybrid contracts that feature conversion options in accordance with ASC 815, Derivatives and Hedging Activities (“ASC 815”). ASC 815 requires companies to bifurcate conversion options from their host instruments and account for them as freestanding derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

Conversion options that contain variable settlement features such as provisions to adjust the conversion price upon subsequent issuances of equity or equity linked securities at exercise prices more favorable than that featured in the hybrid contract generally result in their bifurcation from the host instrument.

The Company accounts for convertible instruments, when the Company has determined that the embedded conversion options should not be bifurcated from their host instruments, in accordance with ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”). Under ASC 470-20 the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. The Company accounts for convertible instruments (when the Company has determined that the embedded conversion options should be bifurcated from their host instruments) in accordance with ASC 815.

Debt Discounts

The Company accounts for debt discount according to ASC 470-20, Debt with Conversion and Other Options. Debt discounts are amortized through periodic charges to interest expense over the term of the related financial instrument using the effective interest method.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables.

Cash and cash equivalents are invested in banks in the U.S., U.K. and Israel. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions.

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

Comprehensive Loss

The Company reports comprehensive loss in accordance with ASC 220, Comprehensive Income. This statement establishes standards for the reporting and presentation of comprehensive loss and its components in a full set of general purpose financial statements. Comprehensive loss generally represents all changes in equity during the period except those resulting from investments by, or distributions to, stockholders. The Company determined that its items of other comprehensive loss relate to changes in foreign currency translation adjustments and unrealized gains and losses in its warrants in AVLP.

Leases

Effective January 1, 2019, the Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases. As of January 1, 2019, the Company only had operating leases. Operating leases are recognized as ROU assets, operating lease liability, current, and operating lease liability, non-current on the Company’s consolidated balance sheets. Lease assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. In certain of the Company’s lease agreements, the Company receives rent holidays and other incentives. The Company recognizes lease costs on a straight-line basis over the lease term without regard to deferred payment terms, such as rent holidays, that defer the commencement date of required payments. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the life of the lease, without assuming renewal features, if any, are exercised. The Company does not separate lease and non-lease components for the Company’s leases.

Reclassifications

Certain prior year amounts have been reclassified for comparative purposes to conform to the current-year financial statement presentation. These reclassifications had no effect on previously reported results of operations. In addition, certain prior year amounts from the restated amounts have been reclassified for consistency with the current period presentation.

Recent Accounting Standards

Not Yet Adopted

In March 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (“Topic 848”), which provided optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as the London Interbank Offered Rate (“LIBOR”). The amendments applied only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform, which refined the scope of Topic 848 through optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships. The amendments are effective December 31, 2022. The Company is currently assessing the potential impacts of these ASUs and does not expect it to have any material impact on its consolidated results of operations, cash flows, financial position or disclosures.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers to require acquiring entities to apply Topic 606 when recognizing and measuring contract assets and contract liabilities instead of only recognizing such items at fair value on the acquisition date. The update addressed diversity in practice related to the acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in this update are effective the Company beginning with fiscal year 2023, with early adoption permitted, and should be applied prospectively to business combinations after the adoption date. The Company is currently assessing the potential impacts of this ASU and does not expect it to have any material impact on its consolidated results of operations, cash flows, financial position or disclosures.

Recently Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by removing certain exceptions for recognizing deferred taxes on investments, performing intra-period allocations, and calculating income taxes in interim periods. The ASU also adds guidance to reduce the complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company adopted the ASU effective January 1, 2021. The impact of adopting the ASU was immaterial to the consolidated results of operations, cash flows, financial position, and disclosures.

In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 to address accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments. Entities are required to remeasure its investment immediately before the transition from the measurement alternative for an equity investment under ASC 321 to the equity method due to an observable transaction. Similarly, entities are required to remeasure its investment immediately after the transition from the equity method to ASC 321 due to an observable transaction. The amendments in this update should be applied prospectively and at the beginning of the period that includes the adoption date. The Company adopted the ASU effective January 1, 2020. The impact of adopting the ASU was immaterial to the consolidated results of operations, cash flows, financial position, and disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The Company adopted the ASU effective January 1, 2021. The amendments in this update can be applied through either a modified retrospective method or fully retrospective method of transition. The impact of adopting the ASU was immaterial to the consolidated results of operations, cash flows, financial position, and disclosures.

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables-Nonrefundable Fees and Other Costs. The amendments in this update clarify that an entity should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period. The Company adopted the ASU effective January 1, 2021. The amendments in this update should be applied prospectively and at the beginning of the period that includes the adoption date. The impact of adopting the ASU was immaterial to the consolidated results of operations, cash flows, financial position, and disclosures.

In October 2020, the FASB issued ASU 2020-09, Debt (Topic 470): Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762. The amendments mostly apply to Topic 470 and relate to financial disclosure requirements for SEC registrants and other entities required to furnish information with the SEC. The Company adopted the ASU effective January 4, 2021. The impact of adopting the ASU was immaterial to the consolidated results of operations, cash flows, financial position, and disclosures.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements to make incremental improvements to GAAP and address stakeholder suggestions, including, among other things, clarifying that the requirement to provide comparative information in the financial statements extends to the corresponding disclosures section. The Company adopted the ASU effective January 1, 2021. The amendments in this update should be applied retrospectively and at the beginning of the period that includes the adoption date. The impact of adopting the ASU was immaterial to the consolidated results of operations, cash flows, financial position, and disclosures.

In August 2021, the FASB issued ASU 2021-06, Presentation of Financial Statements (Topic 205) Financial Services—Depositary and Lending (Topic 942), and Financial Services— Investment Companies (Topic 946). This update amends certain SEC paragraphs from the Codification in response to the issuance of SEC Final Rule Nos. 33-10786, Amendments to Financial Disclosures About Acquired and Disposed Businesses, which modified the significance test and improved disclosure requirements for acquired businesses and pro forma financial information. The SEC Final Rule was effective January 1, 2021, and the ASU was adopted immediately by the Company. The impact of adopting the ASU was immaterial to the consolidated results of operations, cash flows, financial position, and disclosures.

4. REVENUE DISAGGREGATION

The following tables summarize disaggregated customer contract revenues and the source of the revenue for the years ended December 31, 2021 and 2020. Revenues from lending and trading activities included in consolidated revenues were primarily interest, dividend and other investment income, which are not considered to be revenues from contracts with customers under GAAP.

The Company’s disaggregated revenues consist of the following for the year ended December 31, 2021:

	Year ended December 31, 2021
	GWW	TurnOnGreen	Ault Alliance	Cryptocurrency	Real Estate	Total
Primary Geographical Markets
North America	$6,788,000	$4,536,000	$192,000	$4,238,000	$189,000	$15,943,000
Europe	7,492,000	457,000	-	-	-	7,949,000
Middle East	10,803,000	-	-	-	-	10,803,000
Other	498,000	353,000	-	-	-	851,000
Revenue from contracts with customers	25,581,000	5,346,000	192,000	4,238,000	189,000	35,546,000
Revenue, lending and trading activities (North America)	-	-	16,854,000	-	-	16,854,000
Total revenue	$25,581,000	$5,346,000	$17,046,000	$4,238,000	$189,000	$52,400,000

Major Goods
RF/microwave filters	$4,905,000	$-	$-	$-	$-	$4,905,000
Detector logarithmic video amplifiers	1,888,000	-	-	-	-	1,888,000
Power supply units	7,613,000	5,328,000	-	-	-	12,941,000
Power supply systems	241,000	-	-	-	-	241,000
Healthcare diagnostic systems	794,000	-	-	-	-	794,000
EV Chargers	-	18,000	-	-	-	18,000
Defense systems	10,140,000	-	-	-	-	10,140,000
Digital currency mining	-	-	-	3,450,000	-	3,450,000
Other	-	-	192,000	788,000	189,000	1,169,000
Revenue from contracts with customers	25,581,000	5,346,000	192,000	4,238,000	189,000	35,546,000
Revenue, lending and trading activities	-	-	16,854,000	-	-	16,854,000
Total revenue	$25,581,000	$5,346,000	$17,046,000	$4,238,000	$189,000	$52,400,000

Timing of Revenue Recognition
Goods transferred at a point in time	$13,825,000	$5,346,000	$192,000	$4,238,000	$189,000	$23,790,000
Services transferred over time	11,756,000	-	-	-	-	11,756,000
Revenue from contracts with customers	$25,581,000	$5,346,000	$192,000	$4,238,000	$189,000	$35,546,000

The Company’s disaggregated revenues consist of the following for the year ended December 31, 2020:

	Year ended December 31, 2020
	GWW	TurnOnGreen	Ault Alliance	Cryptocurrency	Real Estate	Total
Primary Geographical Markets
North America	$6,718,000	$4,500,000	$-	$-	$-	$11,218,000
Europe	1,879,000	450,000	-			2,329,000
Middle East	9,273,000	-	-	-	-	9,273,000
Other	343,000	466,000	-	-	-	809,000
Revenue from contracts with customers	18,213,000	5,416,000	-			23,629,000
Revenue, lending and trading activities (North America)	-	-	242,000	-	-	242,000
Total revenue	$18,213,000	$5,416,000	$242,000	$-	$-	$23,871,000

Major Goods
RF/microwave filters	$4,330,000	$-	$-	$-	$-	$4,330,000
Detector logarithmic video amplifiers	473,000	-	-	-	-	473,000
Power supply units	2,656,000	5,416,000	-	-	-	8,072,000
Power supply systems	1,482,000	-	-	-	-	1,482,000
Healthcare diagnostic systems	1,012,000	-	-	-	-	1,012,000
EV Chargers	-					-
Defense systems	8,260,000	-	-	-	-	8,260,000
Digital currency mining	-	-	-	-	-	-
Other	-	-	-	-	-	-
Revenue from contracts with customers	18,213,000	5,416,000	-			23,629,000
Revenue, lending and trading activities	-	-	242,000	-	-	242,000
Total revenue	$18,213,000	$5,416,000	$242,000	$-	$-	$23,871,000

Timing of Revenue Recognition
Goods transferred at a point in time	$8,941,000	$5,416,000	$-	$-	$-	$14,357,000
Services transferred over time	9,272,000	-	-	-	-	9,272,000
Revenue from contracts with customers	$18,213,000	$5,416,000	$-	$-	$-	$23,629,000

5. Discontinued Operations

In the first quarter of 2020, management determined that the permanent closing of the restaurant operations met the criteria for presentation as discontinued operations. Accordingly, the results of the restaurant operations are presented as discontinued operations in the Company’s consolidated statements of operations and comprehensive loss and are excluded from continuing operations for all periods presented. On March 16, 2020, to try and mitigate the spread of COVID-19, San Diego County health officials issued orders mandating that all restaurants must end dine-in services. As a result of these temporary closures and the deteriorating business conditions at the Company’s restaurant businesses, the Company concluded that discontinuing the operations of I.AM, Inc. (“I.AM”) was ultimately in its best interest.

The restaurant operations are included in the Company’s results as discontinued operations through March 16, 2020, the date of closing of the restaurants. The following tables summarize the major classes of line items included in loss from discontinued operations:

	For the Year Ended
	December 31,
	2021	2020
Revenue	$—	$543,000
Cost of revenue	—	(160,000)
General and administrative	—	(556,000)
Impairment of property and equipment and right-of-use assets	—	(1,525,000)
Gain on deconsolidation of I.AM	—	2,359,000
Income from discontinued operations	$—	$661,000

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurement at December 31, 2021
	Total	Level 1	Level 2	Level 3
Investment in term promissory note of Ault & Company, Inc. (“Ault & Company”) and other – a related party	$2,842,000	$-	$-	$2,842,000
Investment in common stock of Alzamend – a related party	13,230,000	13,230,000	-	-
Investments in marketable equity securities	40,380,000	40,380,000	-	-
Cash and marketable securities held in trust account	116,725,000	116,725,000	-	-
Investments in equity securities	30,482,000	-	-	30,482,000
Total assets measured at fair value	$203,659,000	$170,335,000	$-	$33,324,000

	Fair Value Measurement at December 31, 2020
	Total	Level 1	Level 2	Level 3
Investments in convertible promissory notes and advances of Alzamend – related parties	$797,000	$-	$-	$797,000
Investments in marketable equity securities	653,000	-	-	653,000
Investments in marketable equity securities	2,563,000	2,563,000	-	-
Investments in equity securities	262,000	-	-	262,000
Total assets measured at fair value	$4,275,000	$2,563,000	$-	$1,712,000

The Company assesses the inputs used to measure fair value using the three-tier hierarchy based on the extent to which inputs used in measuring fair value are observable in the market. See Note 13 for activity related to investments in convertible promissory notes and advances of Alzamend – related parties, and investment in common stock and warrants of Alzamend – a related party. The decline in investment in warrants of public companies was due to a decrease upon remeasurement of fair value of the underlying warrants.

The following table summarizes the changes in investments in equity securities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the year ended December 31, 2021:

Investments in
equity
securities
Balance at January 1, 2021	$262,000
Investment in convertible preferred stock	14,950,000
Investment in warrants	2,673,000
Change in fair value of warrants	8,224,000
Conversion of loans to equity securities	3,520,000
Unrealized gains on equity securities	2,510,000
Conversion to marketable securities	(1,657,000)
Balance at December 31, 2021	$30,482,000

See Note 13 for the changes in investments in Alzamend and Ault & Company measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) during the year ended December 31, 2021.

7. Marketable Securities

Marketable securities in equity securities with readily determinable market prices consisted of the following as of December 31, 2021 and 2020:

	Marketable equity securities at December 31, 2021
		Gross unrealized	Gross unrealized
	Cost	gains	losses	Fair value
Common shares	$53,475,000	$32,000	$(13,127,000)	$40,380,000

	Marketable equity securities at December 31, 2020
		Gross unrealized	Gross unrealized
	Cost	gains	gains losses	Fair value
Common shares	$1,506,000	$1,083,000	$(26,000)	$2,563,000

The following table presents additional information about marketable equity securities:

Marketable
Equity Securities
Balance at January 1, 2020	$640,000
Purchases of marketable equity securities	1,425,000
Sales of marketable equity securities	(373,000)
Realized gains on marketable equity securities	75,000
Unrealized gains on marketable equity securities	796,000
Balance at January 1, 2021	2,563,000
Purchases of marketable equity securities in operations	385,235,000
Purchases of marketable equity securities	2,765,000
Conversion of debt securities to marketable securities	2,656,000
Sales of marketable equity securities in operations	(355,837,000)
Sales of marketable equity securities	(4,062,000)
Realized gains on marketable equity securities	27,377,000
Realized losses on marketable equity securities	(6,190,000)
Unrealized losses on marketable equity securities	(14,127,000)
Balance at December 31, 2021	$40,380,000

At December 31, 2021 and 2020, the Company had invested in the marketable equity securities of certain publicly traded companies. The Company’s investment in marketable equity securities will be revalued on each balance sheet date.

8. DIGITAL CURRENCIES

Activities related to digital currency were not considered material for the year ended December 31, 2020. The following table presents the activities of the digital currencies for the year ended December 31, 2021:

Digital Currencies
Balance at January 1, 2021	$7,000
Additions of mined digital currencies	3,450,000
Payments to vendors	(889,000)
Impairment of mined cryptocurrency	(403,000)
Balance at December 31, 2021	$2,165,000

9. INVENTORIES

At December 31, 2021 and 2020, inventories consisted of:

	December 31,	December 31,
	2021	2020
Raw materials, parts and supplies	$2,421,000	$1,189,000
Work-in-progress	1,107,000	1,923,000
Finished products	1,954,000	262,000
Total inventories	$5,482,000	$3,374,000

10. PROPERTY AND EQUIPMENT, NET

At December 31, 2021 and 2020, property and equipment consisted of:

	December 31, 2021	December 31, 2020
Cryptocurrency machines and related equipment	$10,763,000	$567,000
Deposits on cryptocurrency machines	64,117,000	—
Computer, software and related equipment	8,884,000	3,057,000
Office furniture and equipment	702,000	490,000
Land	25,696,000	—
Building	67,209,000	—
Leasehold improvements	1,750,000	1,352,000
	179,121,000	5,466,000
Accumulated depreciation and amortization	(5,096,000)	(3,343,000)
Property and equipment, net	$174,025,000	$2,123,000

For the years ended December 31, 2021 and 2020, depreciation expense amounted to $2.1 million and $0.4 million, respectively.

11. INTANGIBLE ASSETS, NET

At December 31, 2021 and 2020, intangible assets consisted of:

	Useful Life	December 31, 2021	December 31, 2020
Trade name and trademark	Indefinite life	$1,546,000	$1,551,000
Customer list	10-14 years	3,486,000	3,441,000
Domain name and other intangible assets	5 years	714,000	690,000
		5,746,000	5,682,000
Accumulated depreciation and amortization		(1,711,000)	(1,292,000)
Intangible assets, net		$4,035,000	$4,390,000

The Company’s trade names and trademarks were determined to have an indefinite life. The remaining definite lived intangible assets are primarily being amortized on a straight-line basis over their estimated useful lives. Amortization expense was $375,000 and $336,000, respectively, for the years ended December 31, 2021 and 2020.

The customer relationships are subject to amortization over their estimated useful lives, which range between 3 and 14 years. The following table presents estimated amortization expense for each of the succeeding five calendar years and thereafter.

2022		$319,000
2023		319,000
2024		319,000
2025		319,000
2026		319,000
Thereafter		894,000
	$2,489,000

12. GOODWILL

The Company’s goodwill relates to the acquisition of a controlling interest in Microphase on June 2, 2017 and Imperalis Holding Corp. (“Imperalis”) on December 16, 2021, and the acquisitions of Enertec on May 22, 2018, and Relec on November 30, 2020. The following table summarizes the changes in the Company’s goodwill for the years ended December 31, 2021 and 2020:

Goodwill
Balance as of January 1, 2020	$8,101,000
Acquisition of Relec	1,148,000
Effect of exchange rate changes	397,000
Balance as of January 1, 2021	9,646,000
Acquisition of Imperalis	278,000
Effect of exchange rate changes	166,000
Balance as of December, 2021	$10,090,000

13. INVESTMENTS – RELATED PARTIES

Investments in Alzamend and Ault & Company at December 31, 2021 and 2020, were comprised of the following:

Investment in Promissory Notes, Related Parties

	Interest	Due	December 31,	December 31,
	Rate	Date	2021	2020
Short-term advance in Alzamend			$-	$750,000
Investment in convertible promissory note of Alzamend			-	50,000
Investment in promissory note of Ault & Company	8%	December 31, 2022	2,500,000	-
Accrued interest receivable Ault & Company and Alzamend			169,000	1,000
Other			173,000	203,000
Total investment in promissory notes, related parties – gross			2,842,000	1,004,000
Less: original issue discount			-	(4,000)
Total investment in promissory notes, related parties			$2,842,000	$1,000,000

Investment in Common Stock and Warrants, Related Parties

	Weighted Avg.
	Remaining	December 31,	December 31,
	Contractual Term	2021	2020
Investment in warrants of Alzamend	4.4 years	$-	$11,000
Investment in common stock and options of Alzamend		13,230,000	642,000
Total investment in common stock, options, and warrants of Alzamend		$13,230,000	$653,000

The following table summarizes the changes in the Company’s investments in Alzamend and Ault & Company during the years ended December 31, 2021 and 2020:

	Investment in warrants and common stock of ALZN	Investment in promissory notes and advances of ALZN and Ault & Company and Other	Total investment in ALZN and Ault & Company, net and Other
Balance at January 1, 2020	$559,000	$233,000	$792,000
Investment in convertible promissory note of Alzamend	-	38,000	38,000
Investment in common stock of Alzamend	44,000	-	44,000
Investment in warrants of Alzamend	12,000	-	12,000
Short term advance in Alzamend	-	750,000	750,000
Unrealized gain in common stock of Alzamend	38,000	-	38,000
Accretion of discount	-	8,000	8,000
Amortization of related party investment	-	(30,000)	(30,000)
Accrued interest	-	1,000	1,000
Balance at January 1, 2021	653,000	1,000,000	1,653,000
Alzamend note and advances converted into common stock	-	(800,000)	(800,000)
Investment in promissory note of Ault & Company	-	2,500,000	2,500,000
Investment in common stock and options of Alzamend	18,181,000	-	18,181,000
Unrealized loss in common stock of Alzamend	(5,604,000)	-	(5,604,000)
Accretion of discount	-	4,000	4,000
Amortization of related party investment	-	(30,000)	(30,000)
Accrued interest	-	168,000	168,000
Balance at December 31, 2021	$13,230,000	$2,842,000	$16,072,000

Investments in Alzamend Common Stock

The following table summarizes the changes in the Company’s investments in Alzamend common stock during the year ended December 31, 2021:

	Shares of	Per Share	Investment in
	Common Stock	Price	Common Stock
Balance at January 1, 2021	428,000	$1.50	$642,000
Purchase of shares from an Alzamend shareholder	62,000	$0.81	50,000
March 9, 2021 securities purchase agreement*	4,000,000	$1.50	6,000,000
Investment in Alzamend initial public offering	2,000,000	$5.00	10,000,000
Open market purchases after initial public offering	457,000	$4.67	2,132,000
Unrealized loss in common stock of Alzamend			(5,625,000)
Investment in Alzamend common stock	6,947,000	$1.90	13,199,000
Investment in Alzamend options			31,000
Balance at December 31, 2021			$13,230,000

*	Pursuant to the March 9, 2021 securities purchase agreement, in aggregate, Alzamend agreed to sell up to 6,666,667 shares of its common stock to DP Lending for $10.0 million, or $1.50 per share, and issue to DP Lending warrants to acquire 3,333,334 shares of Alzamend common stock with an exercise price of $3.00 per share. As of December 31, 2021, DP Lending funded $6.0 million, including the conversion of notes and advances of $0.8 million, and the remaining $4.0 million will be funded upon Alzamend achieving certain milestones.

14. INVESTMENT IN UNCONSOLIDATED ENTITY – AVLP

Equity Investments in Unconsolidated Entity – AVLP

Equity investments in an unconsolidated entity, AVLP, at December 31, 2021 and 2020, were comprised of the following:

Investment in Promissory Notes

	Interest	Due	December 31,	December 31,
	Rate	Date	2021	2020
Investment in convertible promissory notes	12%	2022-2026	$21,399,000	$11,269,000
Accrued interest receivable*			2,092,000	2,025,000
Other			600,000	600,000
Total investment in promissory notes, gross			24,091,000	13,894,000
Less: provision for loan losses			(2,000,000)	(3,424,000)
Total investment in promissory note			$22,091,000	$10,470,000

* During the years ended December 31, 2021 and 2020, no interest income was recognized from the Company’s investment in AVLP.

Investment in Common Stock and Warrants

	Weighted Avg.
	Remaining	December 31,	December 31,
	Contractual Term	2021	2020
Investment in warrants	2.7 years	$-	$4,987,000
Investment in common stock		39,000	500,000
Total investment in common stock and warrants		$39,000	$5,487,000

The following table summarizes the changes in the Company’s equity investments in an unconsolidated entity, AVLP, during the years ended December 30, 2021 and 2020:

	Investment in	Investment in
	warrants and	promissory notes	Total
	common stock	and advances	investment
Balance at January 1, 2020	$1,569,000	$7,141,000	$8,710,000
Investment in convertible promissory notes	-	1,330,000	1,330,000
Investment in common stock	1,000	-	1,000
Fair value of derivative instruments	344,000	-	344,000
Unrealized gain in derivative instruments	3,312,000	-	3,312,000
Unrealized gain in common stock	260,000	-	260,000
Provision for loan losses	-	2,000,000	2,000,000
Balance at January 1, 2021	5,486,000	10,471,000	15,957,000
Investment in convertible promissory notes	-	7,344,000	7,344,000
Fair value of warrants issued	2,786,000	-	2,786,000
Unrealized loss in warrants	(7,772,000)	-	(7,772,000)
Unrealized gain in common stock	(150,000)	-	(150,000)
Loss from equity investment	(311,000)	-	(311,000)
Accretion of discount	-	4,210,000	4,210,000
Accrued interest	-	66,000	66,000
Balance at December 31, 2021	$39,000	$22,091,000	$22,130,000

Extension of AVLP Loan Agreement

On April 13, 2021, the AVLP Loan Agreement was increased to up to $15 million and extended to December 31, 2023. On June 4, 2021, the AVLP Loan Agreement was increased to up to $20 million.

15. INVESTMENTS IN LIMITED PARTNERSHIP

On June 8, 2018, the Company entered into a limited partnership agreement, in which it agreed to become a limited partner in the partnership (the “NY Partnership”). The NY Partnership is a limited partner in the partnership that is responsible for the construction and related activities of a hotel in New York City. In connection with this transaction, the Company has agreed to finance a portion of the capital required by the NY Partnership. As of December 31, 2021, the Company had invested an aggregate of $1.9 million in the NY Partnership. The Company has no further required funding obligations related to the hotel. This investment does not have a readily determinable fair value and has been measured at cost less impairment, if any, and adjusted for observable price changes for identical or similar investments.

16. CONSOLIDATED VARIABLE INTEREST ENTITY - ALPHA FUND

Investments in the Alpha Fund

During the year ended December 31, 2021, the Company invested in the Alpha Fund. The Alpha Fund operates as a private investment fund. The general partner of the Alpha Fund, Ault Alpha GP LLC (“Alpha GP”) is owned by Ault Capital Management LLC (the “Investment Manager”), which also acts as the investment manager to the Alpha Fund. The Investment Manager is owned by Ault & Company. Messrs. Ault, Horne, Nisser and Cragun, who serve as executive officers and/or directors of the Company, are executive officers of the Investment Manager, and Messrs. Ault, Horne and Nisser are executive officers and directors of Ault & Company.

As of December 31, 2021, the Company subscribed for $17 million or 100% of the limited partnership interests in the Alpha Fund, the full amount of which was funded. These investments are subject to a rolling five-year lock-up period, provided that after three years, Alpha GP will waive the last twenty-four (24) months of the lock-up period upon receipt of written notice from an executive officer of the Company that a withdrawal of capital is required to prevent a going concern opinion from the Company’s auditors, under the terms of the Alpha Fund’s partnership agreement and side letter entered into between the Company and the Alpha Fund.

The Company consolidates Alpha Fund as a VIE due to its significant level of influence and control of Alpha Fund, the size of its investment, and its ability to participate in policy making decisions, the Company is considered the primary beneficiary of the VIE.

Investments by Alpha Fund – Treasury Stock

The Alpha Fund has purchased shares of the Company’s common stock in open market transactions at an average purchase price of $2.16 per share. As of December 31, 2021, the Alpha Fund owned 6,100,000 shares of the Company’s common stock, accounted for as treasury stock as of December 31, 2021.

17. ACQUISITIONS

Business combinations are accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill is recorded to the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired less liabilities assumed at the date of acquisition.

Acquisition during 2020

On November 9, 2020, GWW entered into a Stock Purchase Agreement (the “Agreement”) with Tabard Holdings Inc., a Delaware corporation and wholly owned subsidiary of GWW (“Tabard”), the legal and beneficial owners (the “Sellers”) of 100% of the issued shares in the capital of Relec, and Peter Lappin, in his capacity as the representative of the Sellers (the “Sellers’ Representative”). Relec was established in 1978 and provides specialist power conversion and display products. The acquisition of Relec expands GWW’s product offering and geographic reach. On November 30, 2020, the acquisition of Relec closed for an aggregate cash purchase price of $3.8 million, net of cash acquired, of which $3.6 million had been paid at December 31, 2020. Pursuant to the Agreement, Tabard may be required to pay the Sellers a maximum of £500,000, or approximately $667,000, during 2021, 2022 and 2023. These earn-out payments are based on a combination of Relec’s gross margin and its minimum earnings before income taxes, depreciation and amortization. There was no earn-out payment due related to 2021.

Upon initial measurement, components of the purchase price are as follows:

Relec
Accounts receivable	$633,000
Prepaid and other current assets	53,000
Inventories, net	994,000
Property and equipment	94,000
Customer relationships	900,000
Trade name	500,000
Accounts payable and accrued expenses	(557,000)
Net assets acquired	2,617,000
Goodwill	1,148,000
Purchase price	$3,765,000

Asset Acquisitions During 2021

Acquisition of Michigan Cloud Data Center

On January 29, 2021, Alliance Cloud Services, LLC, a majority-owned subsidiary of its wholly-owned subsidiary, Ault Alliance, closed on the acquisition of a 617,000 square foot energy-efficient facility located on a 34.5 acre site in southern Michigan for a purchase price of $4.0 million. The purchase price was paid by the Company using its own working capital. The facility is subject to a final corrective measures plan with the Environment Protection Agency. The seller performed remedial activities at the Michigan facility relating to historical soil and groundwater contamination and the Company is responsible for ongoing monitoring and final remediation plans. The Company’s estimated cost of the environmental remediation obligation is approximately $0.4 million and reflects its best estimate of probable future costs for remediation based on the current assessment data and regulatory obligations. Future costs will depend on many factors, including the extent of work necessary to implement monitoring and final remediation plans and the Company’s time frame for remediation. The Company may incur actual costs in the future that are materially different than this estimate and such costs could have a material impact on results of operations, financial condition, and cash flows during the period in which they are recorded.

Acquisition of Hotels

On December 22, 2021, the Company, through real estate segment, acquired four hotel properties for $71.3 million consisting of a 136-room Courtyard by Marriott, a 133-room Hilton Garden Inn and a 122-room Residence Inn by Marriott in Middleton, WI, as well as a 135-room Hilton Garden Inn in Rockford, IL.

The allocation of the purchase price of the hotel acquisitions is based on the estimated fair value of the assets acquired. The Company accounted for these transactions as acquisitions of assets.

The Company has performed a valuation analysis of the fair market value of the assets acquired. The accounted for these transactions as acquisitions of assets. The following table summarizes the preliminary allocation of the purchase price as of the date of the Acquisition. The purchase price consists of $69.2 million paid to the seller and $2.1 million of direct transaction costs.

Land and improvements	$9,021,000
Building improvements	60,265,000
Furniture, fixtures and equipment	2,048,000
Assets acquired	$71,334,000

Acquisition of St. Peterburg Land

On December 30, 2021, the Company, through Third Avenue Apartments, LLC, a wholly owned subsidiary of AGREE Madison, LLC (“AGREE Madison”), a wholly owned subsidiary of Ault Global Real Estate Equities, Inc., a wholly owned subsidiary of Ault Alliance, acquired certain real property located at the southeast corner of 5th Street North and 3rd Avenue North in St. Petersburg, Florida. The purchase price for the property was $15.5 million. The Company plans to use the property for the development of a high-rise multi-family project.

18. EXECUTIVE CHAIRMAN RELOCATION BENEFIT

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

19. STOCK-BASED COMPENSATION

The Company provides stock-based compensation to directors, employees and consultants under the 2021 Stock Incentive Plan, which was approved by stockholders on August 13, 2021 at the 2021 Annual Meeting of Stockholders and which reserved 7,500,000 shares of common stock for grant of awards under the plan.

Options granted under the plan have an exercise price equal to or greater than the fair value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant. Typically, options granted generally become fully vested after four years. Any options that are forfeited or cancelled before expiration become available for future grants. The options expire between 5 and 10 years from the date of grant. Restricted stock awards granted under the plan are subject to a vesting period determined at the date of grant. As of December 31, 2021, an aggregate of 2,841,699 shares of the Company’s common stock were available for future grant.

The options outstanding as of December 31, 2021, have been classified by exercise price, as follows:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$2.15 - $2.62	3,395,000	9.75	$2.35	266,152	$2.51
$480 - $560	894	3.95	$537.34	814	$535.12
$1,208 - $1,352	25	2.25	$1,336.00	25	$1,336.00
$2.15 - $1,352	3,395,919	9.75	$2.50	266,991	$4.26

Issuances outside of the Plan
1.79	850,000	8.72	$1.79	708,221	$1.79
$2.46 - $2.55	2,150,000	9.33	$2.54	-	-
$1.79 - $2.55	3,000,000	9.16	$2.33	708,221	$1.79

Total Options
$1.79 - $1,352	6,395,919	9.47	$2.42	975,212	$2.47

The total stock-based compensation expense related to stock options and stock awards issued to the Company’s employees, consultants and directors, included in reported net loss for the year ended December 31, 2021 and 2020, was comprised as follows:

	Year Ended December 31,
	2021	2020
General and administrative	$7,750,000	$1,106,000
Total stock-based compensation	$7,750,000	$1,106,000

A summary of option activity under the Company’s stock option plans as of December 31, 2021 and 2020, and changes during the years ended are as follows:

		Outstanding Options
				Weighted
			Weighted	Average
	Shares		Average	Remaining	Aggregate
	Available	Number	Exercise	Contractual	Intrinsic
	for Grant	of Options	Price	Life (years)	Value
January 1, 2020	103,105	1,388	$636	6.33	$0
Restricted stock awards	(96,875)	—
Forfeited	463	(463)	$781
January 1, 2021	6,693	925	$564	4.87	$0
Authorized	7,500,000
Stock options granted	(3,395,000)	3,395,000	$2.35
Restricted stock awards	(1,270,000)	—
Forfeited	6	(6)	$1,352
December 31, 2021	2,841,699	3,395,919	$2.52	9.75	$0

As of December 31, 2021, there was $11.6 million of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of 2.1 years.

Enertec Stock-Based Compensation

On December 31, 2020, Enertec issued its Chief Executive Officer a warrant to purchase 27,889 shares of Enertec common stock. The stock-based compensation expense related to the warrant included in reported net loss for the year ended December 31, 2020 was $813,405, based on the estimated fair value of the warrants on the date of issuance.

GWW Stock-Based Compensation

On May 25, 2021, GWW issued its executives options to purchase an aggregate total of 100,000 shares of GWW Class A common stock, at an exercise price per share of $14.64. The options vest over a four-year period. Additionally, the executives were granted a restricted stock award to acquire an aggregate of 50,000 shares of GWW Class A common stock, vesting annually over a three-year term. The stock-based compensation expense related to the options included in reported net loss for the year ended December 31, 2021 was $629,000, based on the estimated fair value of the options on the date of issuance. As of December 31, 2021, there was $429,000 of unrecognized compensation cost related to non-vested stock-based compensation arrangements with Messrs. Read and Long. That cost is expected to be recognized over a weighted average period of 2.4 years.

20. WARRANTS

A summary of warrant activity for the years ended December 31, 2021 and 2020 is presented below.

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	79,018	$206.57	3.74	$7,735
Granted	4,156,150	1.47
Forfeited	(474)	880.00
Exercised	(919,134)	1.62
Outstanding at December 31, 2020	3,315,560	6.19	4.27	4,220,327
Granted	18,665,252	2.47
Forfeited	(397)	8.00
Exercised	(1,965,628)	2.42
Outstanding at December 31, 2021	20,014,787	$3.09	4.67	$4,256,888

The following table summarizes information about common stock warrants outstanding at December 31, 2021:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$ —	6,500	2.25	$ —	6,500	$—
$0.88 - $3.01	19,936,640	4.68	$2.31	19,936,640	$0.88 - $3.01
$8.00 - $19.80	53,055	2.39	$12.78	53,055	$8.00 - $19.80
$440 - $920	16,225	1.20	$733.40	16,225	$440 - $920
$1,040 - $2,000	2,367	1.18	$1,404.85	2,367	$1,040 - $2,000
$ — - $2,000.00	20,014,787	4.67	$3.09	20,014,787	$3.09

Warrant Issuances During 2021

On December 30, 2021, the Company issued warrants to purchase an aggregate of 16,037,858 shares of common stock at an exercise price equal to $2.50 per share in connection with the issuance of promissory notes in the aggregate principal face amount of $66 million (see Note 24). If the trading price of the common stock is less than $2.50 per share 90 days after December 30, 2021, the exercise price will be reduced to 110% of the closing price of the common stock on that date, subject to a floor price of $1.00 per share.

The Company has valued the 14,095,350 Series A warrants issued in connection with the issuance of promissory notes in the aggregate principal face amount of $66 million (see Note 24) at their date of grant utilizing a Monte Carlo simulation valuation model. The Company has valued the other warrants issued at their date of grant utilizing the Black-Scholes option pricing model. This model is dependent upon several variables such as the warrants’ remaining contractual term, exercise price, current stock price, risk-free interest rate and estimated volatility of the Company’s stock over the contractual term of the warrants. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the contractual life of the warrants.

The Company utilized a variety of pricing models and the weighted average assumptions used during the years ended December 31, 2021 and 2020 were as follows:

	December 31, 2021	December 31, 2020
Exercise price	$2.29	$1.79
Remaining contractual term	4.7	4.1
Volatility	150%	99%
Dividend yield	0%	0%
Risk-free interest rate	1.0%	0.4%

21. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Other current liabilities at December 31, 2021 and 2020 consisted of:

	December 31,
	2021		2020
Accounts payable		$6,902,000		$7,043,000
Accrued payroll and payroll taxes		5,027,000		1,412,000
Financial instruments		4,249,000		4,192,000
Accrued legal		2,637,000		1,777,000
Other accrued expenses		3,887,000		2,590,000
	$22,702,000		$17,014,000

Financial Instruments

Under authoritative guidance used by the FASB on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock, instruments that do not have fixed settlement provisions are deemed to be derivative instruments. In prior years, the Company granted certain warrants that resulted in these warrants being accounted for as a financial instrument in accordance with ASC 815 and being re-measured every reporting period with the change in value reported in the statement of operations.

The financial instruments were valued using a variety of pricing models with the following valuation assumptions:

	December 31, 2021	December 31, 2020
Stock price	$2.50	$2.28
Exercise price	$2.50	$2.28
Contractually defined remaining term	5.0	5.0
Contractually defined volatility	135%	135%
Dividend yield	0%	0%
Risk-free interest rate	1.270%	0.381%

Per the terms of the warrant agreements underlying the financial instruments, the value to the warrant holders is defined within the agreement based on a stock price, contractual term, volatility factor and dividend rate as defined in the warrant agreement, and not indexed to the company’s stock, resulting in the financial instrument accounting. The risk-free interest rate was based on rates established by the Federal Reserve Bank.

The following table sets forth a summary of the changes in the estimated fair value of the financial instruments during the years ended December 31, 2021 and 2020:

	December 31,
	2021	2020
Beginning balance	$4,192,000	$9,000
Recognition of financial instruments	4,239,000	4,958,000
Change in fair value	542,000	49,000
Extinguishment	(4,724,000)	(824,000)
Ending balance	$4,249,000	$4,192,000

22. INVESTMENT MARGIN ACCOUNTS PAYABLE

During the year ended December 31, 2021, the Company entered into leverage agreements on certain brokerage accounts whereby it borrowed $18.5 million. During the year ended December 31, 2021, the interest expense on these borrowings was $55,000.

23. LEASES

The Company has operating leases for office space. The Company’s leases have remaining lease terms of 12 months to 9.5 years, some of which may include options to extend the leases perpetually, and some of which may include options to terminate the leases within 1 year.

The following table provides a summary of leases by balance sheet category as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Operating right-of-use assets	$5,243,000	$4,318,000
Operating lease liability - current	1,123,000	524,000
Operating lease liability - non-current	4,213,000	3,855,000

The components of lease expenses for the years ended December 31, 2021 and 2020, were as follows:

	Year Ended December 31,
	2021	2020
Operating lease cost	$1,406,000	$951,000
Short-term lease cost	-	-
Variable lease cost	-	107,000

The following tables provides a summary of other information related to leases for the years ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,008,000	$1,024,000
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,875,000	$-
Weighted-average remaining lease term - operating leases	6.1 years	7.3 years
Weighted-average discount rate - operating leases	8.0%	10.0%

Maturity of lease liabilities under the Company’s non-cancellable operating leases as of December 31, 2021, are as follows:

Payments due by period
2022	$1,684,000
2023	1,404,000
2024	1,298,000
2025	914,000
2026	712,000
Thereafter	1,817,000
Total lease payments	7,829,000
Less interest	(2,493,000)
Present value of lease liabilities	$5,336,000

24. NOTES PAYABLE

Notes payable at December 31, 2021 and 2020, were comprised of the following.

	Interest Rate	Due Date	December 31, 2021	December 31, 2020
Esousa purchased notes			$-	$200,000
Short-term notes payable	12.0%	2022	118,000	1,148,000
10% original issue discount senior secured notes	8.0%	March 31, 2022	65,972,000	-
AGREE Madison secured construction loans	7.0%	January 1, 2025	55,055,000
Paycheck Protection Program Loans	1.0%		-	1,162,000
Short-term bank line of credit	3.9%	2021	960,000	1,421,000
Total notes payable			$122,105,000	$3,931,000
Less:
Unamortized debt discounts			(27,496,000)	-
Total notes payable, net			$94,609,000	$3,931,000
Less: current portion			(39,554,000)	(3,595,000)
Other			-	336,000
Notes payable – long-term portion			$55,055,000	$336,000

During the years ended December 31, 2021 and 2020, the Company recorded amortization of debt discounts of $1.1 million and $7.3 million, respectively.

December 2021 Secured Promissory Notes

On December 30, 2021, the Company entered into a securities purchase agreement with certain sophisticated investors providing for the issuance of:

●	secured promissory notes (the “Secured Promissory Notes”) that bear interest at 8% per annum with an aggregate principal face amount of approximately $66 million including a 10% original issue discount;

●	five-year warrants to purchase an aggregate of 14,095,350 shares of the Company’s common stock at an exercise price of $2.50, subject to adjustment; and

●	five-year warrants to purchase an aggregate of 1,942,508 shares of Common Stock (the “Class B Warrant Shares”) at an exercise price of $2.50 per share, subject to adjustment. The Class B Warrant Shares are deemed to be a derivative instrument.

The Secured Promissory Notes were repaid in March 2022 (see Note 33).

AGREE Madison Construction Loan Agreements

On December 22, 2021, AGREE Madison, through various wholly-owned subsidiaries, entered into construction loan agreements. The outstanding balances under the construction loans was $55.1 million as of December 31, 2021. The construction loans are due on January 1, 2025, but may be extended for two additional 12-month terms, subject to certain terms and conditions as set forth in the construction loan agreements. The loans accrue interest at a rate equal to the greater of (i) the LIBOR Rate plus 675 basis points or (ii) 7% per annum. The AGREE Madison subsidiaries will make monthly installment payments of interest only, starting January 1, 2022. Ault Alliance also provided a completion guaranty to the lenders for the completion of the property improvement plans.

Notes Payable Maturities

The contractual maturities of the Company’s notes payable, assuming the exercise of all extensions that are exercisable solely at the Company’s option, as of December 31, 2021 were:

Year
2022		$67,504,000
2023		-
2024		-
2025		55,055,000
	$122,559,000

25. NOTES PAYABLE – RELATED PARTIES

Notes payable – related parties at December 31, 2021 and 2020, were comprised of the following:

		December 31,
	2021	2020
Notes payable, related parties	$-	$240,000
Less: current portion	-	(188,000)
Notes payable, related parties – long-term portion	$-	$52,000

Microphase was party to several notes payable agreements with six of its past officers, employees and their family members. As of December 31, 2021, the related party notes payable were paid in full.

26. CONVERTIBLE NOTES

Convertible Notes Payable at December 31, 2021 and 2020, were comprised of the following:

	Conversion Price Per Share	Interest Rate	Due Date	December 31, 2021	December 31, 2020
4% Convertible promissory note	$4.00 (BitNile)	4%	2024	$660,000	$660,000
Less: Unamortized debt discounts				(192,000)	(274,000)
Total convertible notes payable, net of financing cost, long term				$468,000	$386,000

27. CONVERTIBLE NOTE – RELATED PARTY

On February 5, 2020, the Company issued an 8% convertible promissory note in the principal amount of $1,000,000 to Ault & Company (the “Ault & Company Convertible Note”). The principal amount of this note, plus any accrued and unpaid interest at a rate of 8% per annum, was due and payable on August 5, 2020. The Ault & Company Convertible Note was convertible into Common Stock at a conversion price of $1.45 per share. During the years ended December 31, 2021 and 2020, the Ault & Company Convertible Note was converted into 0.3 million and 0.4 million shares, respectively, in full satisfaction thereof.

28. COMMITMENTS AND CONTINGENCIES

Giga-tronics, Incorporated Share Exchange Agreement

On December 27, 2021, the Company and GWW entered into a share exchange agreement with Giga-tronics Incorporated, a California corporation (“GIGA”). Pursuant to the exchange agreement, GIGA will acquire all of the outstanding shares of capital stock of GWW in exchange for issuing to the Company 2,920,085 shares of GIGA’s common stock and 514.8 shares of a new series of preferred stock which are convertible into an aggregate of 3,960,043 shares of GIGA common stock, subject to adjustment, and the assumption of GWW’s equity awards representing, on an as-assumed basis, 249,875 shares of GIGA’s restricted shares of common stock (the “Exchange Transaction”). Completion of the Exchange Transaction is subject to the approval of GIGA’s shareholders and customary closing conditions.

Immediately following the completion of the Exchange Transaction, GWW will be a wholly-owned subsidiary of GIGA. In addition, the Exchange Agreement provides that the Company will loan GIGA $4.25 million pursuant to a convertible promissory note upon the closing of the Exchange Transaction, and following the closing, GIGA will repurchase or redeem all of its shares of Series B, Series C, Series D and Series E preferred stock currently outstanding. Assuming the repurchase of the outstanding preferred and based upon 2,725,010 shares of GIGA common stock outstanding, following the issuance to the Company of the shares of GIGA common stock and the GIGA preferred stock pursuant, the Company would hold approximately 68% of the outstanding voting power and capital stock of GIGA, and existing holders of GIGA common stock would hold approximately 32%.

Advertising Sponsorship Agreement

The Company entered into an advertising sponsorship agreement. The sponsorship fee is $5.5 million per year, subject to certain termination provisions.

Blockchain Mining Supply and Services, Ltd.

On November 28, 2018, Blockchain Mining Supply and Services, Ltd. (“Blockchain Mining”) a vendor who sold computers to one of the Company’s subsidiaries, filed a Complaint (the “Complaint”) in the United States District Court for the Southern District of New York against the Company and the Company’s subsidiary, Digital Farms, Inc. (f/k/a Super Crypto Mining, Inc.), in an action captioned Blockchain Mining Supply and Services, Ltd. v. Super Crypto Mining, Inc. and DPW Holdings, Inc., Case No. 18-cv-11099.

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

On December 14, 2021, the Court entered a decision and order in connection with the motion to dismiss whereby the Court dismissed Plaintiff’s causes of action for specific performance, conversion, permanent injunction, and reiterated its prior determination that the fraud claim was also dismissed. The Court denied the motion to dismiss in connection with the other causes of action asserted in the complaint.

On January 26, 2022, the Company and Mr. Ault filed an answer to the complaint and asserted numerous affirmative defenses.

Based on the Company’s assessment of the facts underlying the above claims, the uncertainty of litigation, and the preliminary stage of the case, the Company cannot reasonably estimate the potential loss or range of loss that may result from this action. An unfavorable outcome may have a material adverse effect on the Company’s business, financial condition and results of operations.

Subpoena

The Company and certain affiliates and related parties have received several subpoenas from the SEC for the production of documents and testimony. The Company is fully cooperating with this non-public, fact-finding inquiry and management believes that the Company has operated its business in compliance with all applicable laws. The subpoenas expressly provide that the inquiry is not to be construed as an indication by the SEC or its staff that any violations of the federal securities laws have occurred, nor should they be considered a reflection upon any person, entity or security. However, there can be no assurance as to the outcome of this matter.

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

29. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 25,000,000 shares of Preferred Stock $0.001 par value. The Board has designated 1,000,000 shares as Series A Convertible Preferred Stock (the “Series A Preferred Stock”), 500,000 shares as Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and 2,500 shares as Series C Convertible Redeemable Preferred Stock (the “Series C Preferred Stock”). The rights, preferences, privileges and restrictions on the remaining authorized 23,497,500 shares of Preferred Stock have not been determined. The Board is authorized to designate a new series of preferred shares and determine the number of shares, as well as the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred shares. As of December 31, 2021, there were 7,040 shares of Series A Preferred Stock, 125,000 shares of Series B Preferred Stock and no other shares of Preferred Stock issued or outstanding.

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

2020 Issuances

2020 Ascendiant ATM Offering

On October 2, 2020, the Company entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with Ascendiant Capital Markets, LLC (“Ascendiant Capital”) to sell shares of common stock having an aggregate offering price of up to $8,975,000 from time to time, through an “at the market offering” program (the “2020 ATM Offering”). On December 1, 2020, the Company filed an amendment to the prospectus supplement with the SEC to increase the amount of common stock that may be offered and sold in the 2020 ATM Offering, as amended under the Sales Agreement to $40,000,000 in the aggregate, inclusive of the up to $8,975,000 in shares of common stock previously sold in the 2020 ATM Offering. The offer and sale of shares of common stock from the 2020 ATM Offering was made pursuant to the Company’s effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-222132) which became effective on January 11, 2018. Through December 31, 2020, the Company had received gross proceeds of $39,978,350 through the sale of 12,582,000 shares of common stock from the 2020 ATM Offering. The 2020 ATM Offering was terminated on December 31, 2020.

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

Issuance of Common Stock in Payment of Accrued Liability

On March 4, 2020, pursuant to the terms of the securities purchase agreement for the sale of the Dominion short-term promissory note, the Company issued to Dominion 12,500 shares of common stock in satisfaction of accrued liabilities of $73,154.

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

Issuance of Common Stock Upon Exercise of Warrants

Between November 24, 2020 and December 17, 2020, the Company issued a total of 814,095 shares of common stock upon the cash and cashless exercise of warrants to purchase an aggregate of 919,134 shares of common stock. These warrants were issued in conjunction with the following debt financings: (i) the 10% Convertible Promissory Note issued on April 13, 2020, (ii) the May 2020 Promissory Notes issued on May 28, 2020and (iii) the June ‘20 Short-Term Promissory Notes issued on June 26, 2020. The Company received cash of $52,826 and extinguished warrant liabilities of $824,349 as a result of these warrant exercises.

2021 Issuances

2021 ATM Offering

On January 22, 2021, the Company entered into an At-The-Market Issuance Sales Agreement (the “2021 Sales Agreement”) with Ascendiant Capital to sell shares of common stock having an aggregate offering price of up to $50 million from time to time, through an “at the market offering” program (the “2021 ATM Offering”). On February 16, 2021, the Company filed an amendment to the prospectus supplement with the SEC to increase the amount of common stock that may be offered and sold in the 2021 ATM Offering, as amended under the Sales Agreement to $125 million in the aggregate, inclusive of the up to $50 million in shares of common stock previously sold in the 2021 ATM Offering. On March 5, 2021, the Company filed a second amendment to the prospectus supplement with the SEC to further increase the amount of common stock that may be offered and sold in the 2021 ATM Offering, as amended under the Sales Agreement to $200 million in the aggregate, inclusive of the up to $125 million in shares of common stock previously sold in the 2021 ATM Offering. The offer and sale of shares of common stock from the 2021 ATM Offering was made pursuant to the Company’s effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-251995) which became effective on January 20, 2021. Through December 31, 2021, the Company had received gross proceeds of $200 million through the sale of 52.6 million shares of common stock from the 2021 ATM Offering. The 2021 ATM Offering was terminated in December 2021.

Issuance of Common Stock for Conversion of Debt

During January 2021, the Company issued to Esousa Holdings, LLC an aggregate of 183,214 shares of the Company’s common stock upon the exchange of principal and interest in the amount of $200,000 and $16,000, respectively. A loss on extinguishment of $234,000 was recognized on the issuance of common stock based on the fair value of the Company’s common stock at the date of the exchanges.

Issuance of Common Stock for Convertible Promissory Note, Related Party

On May 12, 2021, the Company issued 275,862 shares of common stock to Ault & Company upon the conversion of $400,000 of principal on an 8% convertible promissory note dated February 5, 2020.

Issuance of Common Stock Upon Exercise of Warrants

During the year ended December 31, 2021, the Company issued 2.4 million shares of common stock upon the exercise of warrants.

Issuance of Common Stock for Restricted Stock Awards

During the year ended December 31, 2021, the Company issued 1.2 million shares of common stock upon vesting of restricted stock awards.

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

30. INCOME TAXES

The following is a geographical breakdown of income/loss before the provision for income tax, for the years ended December 31, 2021 and 2020:

	2021	2020
Pre-tax income (loss)
U.S. Federal	$(24,644,000)	$(32,382,000)
Foreign	803,000	(1,030,000)
Total	$(23,841,000)	$(33,412,000)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	2021	2020
Deferred tax asset:
Allowance for doubtful accounts	$361,000	$359,000
Unrealized losses	5,413,000	10,000
Obsolete inventory	375,000	3,000
Stock compensation	1,915,000	881,000
Other carryforwards	132,000	484,000
Net operating loss carryforwards	8,716,000	5,913,000
Lease liability	888,000	798,000
Credit loss	560,000	559,000
Accrued expenses	2,157,000	934,000
Total deferred tax asset	20,517,000	9,941,000

Deferred tax liability:
Right-of-use assets	(857,000)	(756,000)
Fixed assets, net	(3,937,000)	(160,000)
Intangible assets, net	(256,000)	(1,000)
Total deferred income tax liabilities	(5,050,000)	(917,000)

Net deferred income tax assets	15,467,000	9,024,000
Valuation allowance	(15,467,000)	(9,038,000)
Deferred tax asset (liability), net	$-	$(14,000)

At December 31, 2021, the Company had federal and state net operating loss carry forwards (“NOLs”) for income tax purposes of approximately $25.6 million and $19.4 million after application of limitation set forth in Section 382 of the Internal Revenue Code (“§382”). In accordance with §382, future utilization of the Company’s NOLs is subject to an annual limitation as a result of ownership changes that occurred previously. The Company also maintains NOLs in various foreign jurisdictions.

At December 31, 2021, Microphase, an entity not consolidated for income tax purposes, utilized its remaining NOLs. The Company has not completed a formal §382 study and completion of such an analysis in future periods may yield income tax provision impacts in subsequent financial statements.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not some portion or all deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all positive and negative evidence, including the Company’s generation of NOLs in current and prior periods, there is substantial doubt regarding the Company’s ability to utilize its deferred tax assets, therefore, the Company recorded a full valuation allowance. For the year ended December 31, 2021, the valuation allowance increased by $6.4 million.

The net income tax provision (benefit) consisted of the following:

	2021	2020
Current
U.S. Federal	$69,000	$-
U.S. State	35,000	-
Foreign	26,000	25,000
Total current provision	130,000	25,000
Deferred
U.S. Federal	-	-
U.S. State	-	-
Foreign	-	(49,000)
Total deferred provision (benefit)	130,000	(24,000)
Total provision (benefit) for income taxes	$130,000	$(24,000)

The Company’s effective tax rates were 0.9% and (0.1%) for the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, the effective tax rate differed from the U.S. federal statutory rate primarily due to the change in valuation allowance. The reconciliation of income tax attributable to operations computed at U.S. Federal statutory income tax rates of 21% to income tax expense is as follows:

	2021	2020
Expected federal income tax benefit	21.0%	21.0%
State taxes net of federal benefit	6.1%	8.1%
Foreign rate differential	0.3%	-0.3%
Section 382 limitation	0.0%	-34.7%
PPP forgiveness	0.4%	0.0%
Effect of change in valuation allowance	-26.0%	21.1%
Beneficial conversion feature	0.0%	-0.1%
Deconsolidation of I.AM	0.0%	1.5%
Loss on extinguishment of debt	0.0%	-9.8%
Return to provision adjustment	0.0%	-7.8%
Permanent differences	-0.1%	0.0%
IRC Section 162(m) compensation limitation	-0.7%	0.0%
Excess tax benefit - windfall/(shortfall)	0.7%	0.0%
Other	-2.6%	0.9%
Income tax benefit	-0.9%	-0.1%

The Company accounts for uncertain tax positions in accordance with ASC 740-10-25. ASC 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. To the extent that the final tax outcome of these matters is different than the amount recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense. ASC 740-10-25 also requires management to evaluate tax positions taken by the Company and recognize a liability if the Company has taken uncertain tax positions that more likely than not would not be sustained upon examination by applicable taxing authorities. Management of the Company has evaluated tax positions taken by the Company and has concluded that as of December 31, 2021 and 2020, there are no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability that would require disclosure in the financial statements.

The Company’s statute of limitations remains open for various taxable years, in various U.S. federal, U.S. state and foreign jurisdictions. Earnings in all foreign jurisdictions are permanently reinvested.

31. NET LOSS PER SHARE

Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. Anti-dilutive securities, which are convertible into or exercisable for common stock, consisted of the following at December 31, 2021 and 2020:

		December 31,
	2021	2020
Stock options	6,396,000	851,000
Restricted stock grants	2,775,000	-
Warrants	20,015,000	3,309,000
Convertible notes	165,000	441,000
Conversion of preferred stock	2,000	2,000
Total	29,353,000	4,603,000

32. SEGMENT AND CUSTOMERS INFORMATION

The Company has three reportable segments as of December 31, 2021 and 2020; see Note 1 for a brief description of the Company’s business.

The following data presents the revenues, expenditures and other operating data of the Company’s operating segments and presented in accordance with ASC 280.

Segment information for the year ended December 31, 2021:

	GWW	TurnOnGreen	Ault Alliance	Crypto- currency	Real Estate	Ault Disruptive	Holding Company	Total
Revenue	$25,581,000	$5,346,000	$192,000	$-	$-	$-	$-	$31,119,000
Revenue, cryptocurrency mining, net	-	-	-	3,450,000	-	-	-	3,450,000
Revenue, commercial real estate leases	-	-	-	788,000	-	-	-	788,000
Revenue, lending and trading activities	-	-	16,854,000	-	-	-	-	16,854,000
Revenue, hotel	-	-	-	-	189,000	-	-	189,000
Total revenues	$25,581,000	$5,346,000	$17,046,000	$4,238,000	$189,000	$-	$-	$52,400,000

Depreciation and amortization expense	$876,000	$25,000	$-	$1,384,000	$138,000	$-	$55,000	$2,478,000

Income (loss) from operations	$(1,298,000)	$(1,518,000)	$3,794,000	$1,541,000	$(194,000)	$(20,000)	$(20,666,000)	$(18,361,000)

Capital expenditures for the year ended December 31, 2021	$947,000	$18,000	$-	$85,927,000	$86,884,000	$-	$217,000	$173,993,000

Identifiable assets as of December 31, 2021	$33,716,000	$4,601,000	$81,415,000	$99,590,000	$93,838,000	$119,335,000	$57,791,000	$490,286,000

Segment information for the year ended December 31, 2020:

	GWW	TurnOnGreen	Ault Alliance	Holding Company	Total
Revenue	$18,213,000	$5,416,000	$-	$-	$23,629,000
Revenue, lending and trading activities	-	-	242,000	-	242,000
Total revenues	$18,213,000	$5,416,000	$242,000	$-	$23,871,000

Depreciation and amortization expense	$508,000	$33,000	$175,000	$12,000	$728,000

Income (loss) from operations	$(955,000)	$(117,000)	$19,000	$(4,980,000)	$(6,033,000)

Capital expenditures for the year ended December 31, 2021	$550,000	$26,000	$3,000	$3,000	$582,000

Identifiable assets as of December 31, 2020	$30,194,000	$2,207,000	$4,515,000	$38,727,000	$75,643,000

Concentration Risk:

The following table provides the percentage of total revenues attributable to a single customer from which 10% or more of total revenues are derived:

For the Year Ended
December 31, 2021

	Total Revenues	Percentage of
	by Major	Total Company
	Customers	Revenues
Customer A	$9,575,000	18%

	For the Year Ended
	December 31, 2020
	Total Revenues	Percentage of
	by Major	Total Company
	Customers	Revenues
Customer A	$7,742,000	32%
Customer B	$2,502,000	10%

Revenue from Customer A is attributable to Enertec. Revenue from Customer B is attributable to Microphase.

33. SUBSEQUENT EVENTS

2022 ATM Offering

On February 25, 2022, the Company entered into an At-The-Market issuance sales agreement with Ascendiant Capital to sell shares of common stock having an aggregate offering price of up to $200 million (the “2022 ATM Offering”). As of April 1, 2022, the Company had sold an aggregate of 146.0 million shares of common stock pursuant to the 2022 ATM Offering for gross proceeds of $114.6 million.

Repayment of Senior Secured Notes

On March 30, 2022, the Company fully paid its $66 million senior secured notes and accrued interest. The 10% original issuance discount promissory notes were sold in December 2021 and were due and payable on March 31, 2022.

Investments in Alpha Fund

During the period between January 1, 2022 through April 5, 2022, the Company purchased an additional $3.0 million of limited partnership interests in the Alpha Fund. As of April 5, 2022, the Company had subscribed for $20.0 million of limited partnership interests in the Alpha Fund, of which $19 million was funded.

Investments by Alpha Fund

During the period between January 1, 2022 and April 5, 2022, Alpha Fund purchased 1,000,000 shares of the Company’s common stock in open market transactions at an average purchase price of $0.97 per share. As of April 5, 2021, the Alpha Fund owned 7,100,000 shares of the Company’s common stock.

Amendment to GIGA Share Exchange Agreement

On April 5, 2022, the Company and GWW amended its share exchange agreement with GIGA amending and restating the related term note to reflect that DP Lending has loaned to Giga an aggregate of $1.3 million thereunder.

