Form 10-Q
period 2022-03-31
BitNile Holdings, Inc.
filed 2022-05-23
CIK 896493

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022

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

(949) 444-5464

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value	NILE	NYSE American

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

At May 20, 2022 the registrant had outstanding 313,176,586 shares of common stock.

BINILE HOLDINGS, INC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Words such as “anticipates,” “expects,” “intends,” “goals,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “would,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on management’s expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout this report and our Annual Report on Form 10-K for the year ended December 31, 2021, particularly the “Risk Factors” sections of such reports. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission that disclose risks and uncertainties that may affect our business. The forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of the date of filing of this Quarterly Report on Form 10-Q. In addition, the forward-looking statements in this Form 10-Q are made as of the date of this filing, and we do not undertake, and expressly disclaim any duty to update such statements, whether as a result of new information, new developments or otherwise, except to the extent that disclosure may be required by law.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BITNILE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$39,446,000	$15,912,000
Restricted cash	4,695,000	5,321,000
Marketable equity securities	16,158,000	40,380,000
Digital currencies	745,000	2,165,000
Accounts receivable	6,977,000	6,455,000
Accrued revenue	2,723,000	2,283,000
Inventories	7,144,000	5,482,000
Prepaid expenses and other current assets	7,995,000	15,436,000
TOTAL CURRENT ASSETS	85,883,000	93,434,000

Cash and marketable securities held in Trust Account	116,737,000	116,725,000
Intangible assets, net	3,896,000	4,035,000
Goodwill	9,944,000	10,090,000
Property and equipment, net	206,797,000	174,025,000
Right-of-use assets	7,049,000	5,243,000
Investment in promissory notes and other, related parties	2,653,000	2,842,000
Investments in common stock, related parties	8,729,000	13,230,000
Investments in equity securities	37,091,000	30,482,000
Investment in unconsolidated entity	22,297,000	22,130,000
Loans receivable	13,358,000	14,337,000
Other assets	4,490,000	3,713,000
TOTAL ASSETS	$518,924,000	$490,286,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$27,239,000	$22,755,000
Investment margin accounts payable	-	18,488,000
Operating lease liability, current	1,742,000	1,123,000
Notes payable, net	1,312,000	39,554,000
TOTAL CURRENT LIABILITIES	30,293,000	81,920,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BITNILE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Unaudited)

	March 31,	December 31,
	2022	2021
LONG TERM LIABILITIES
Operating lease liability, non-current	5,511,000	4,213,000
Notes payable	53,999,000	55,055,000
Convertible notes payable	488,000	468,000
Deferred underwriting commissions of Ault Disruptive subsidiary	3,450,000	3,450,000

TOTAL LIABILITIES	93,741,000	145,106,000

COMMITMENTS AND CONTINGENCIES
Redeemable noncontrolling interests in equity of subsidiaries	116,725,000	116,725,000

STOCKHOLDERS’ EQUITY
Series A Convertible Preferred Stock, $25.00 stated value per share,	-	-
$0.001 par value – 1,000,000 shares authorized; 7,040 shares issued and outstanding at March 31, 2022 and December 31, 2021
(redemption amount and liquidation preference of $176,000 as of
March 31, 2022 and December 31, 2021)
Series B Convertible Preferred Stock, $10 stated value per share,	-	-
share, $0.001 par value – 500,000 shares authorized; 125,000 shares issued and outstanding at March 31, 2022 and December 31, 2021 (liquidation preference of $1,250,000 at March 31, 2022 and December 31, 2021)
Class A Common Stock, $0.001 par value – 500,000,000 shares authorized;	225,000	84,000
225,015,203 and 84,344,607 shares issued and outstanding at March 31,
2022 and December 31, 2021, respectively
Class B Common Stock, $0.001 par value – 25,000,000 shares authorized;	-	-
nil shares issued and outstanding at March 31, 2022 and December 31, 2021
Additional paid-in capital	495,536,000	385,644,000
Accumulated deficit	(174,378,000)	(145,600,000)
Accumulated other comprehensive loss	(393,000)	(106,000)
Treasury stock, at cost	(14,172,000)	(13,180,000)
TOTAL BITNILE HOLDINGS STOCKHOLDERS’ EQUITY	306,818,000	226,842,000

Non-controlling interest	1,640,000	1,613,000

TOTAL STOCKHOLDERS’ EQUITY	308,458,000	228,455,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$518,924,000	$490,286,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BITNLE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Revenue	$8,659,000	$7,905,000
Revenue, cryptocurrency mining, net	3,548,000	130,000
Revenue, hotel operations	2,698,000	-
Revenue, lending and trading activities	17,921,000	5,210,000
Total revenue	32,826,000	13,245,000
Cost of revenue	10,494,000	5,108,000
Gross profit	22,332,000	8,137,000
Operating expenses
Research and development	695,000	602,000
Selling and marketing	6,481,000	1,242,000
General and administrative	13,687,000	5,092,000
Impairment of mined cryptocurrency	439,000	-
Total operating expenses	21,302,000	6,936,000

Income from operations	1,030,000	1,201,000
Other income (expenses)
Interest and other income	449,000	37,000
Interest expense	(29,824,000)	(314,000)
Change in fair value of marketable equity securities	-	1,960,000
Realized gain on marketable securities	109,000	397,000
Loss from investment in unconsolidated entity	(533,000)	-
Gain on extinguishment of debt	-	482,000
Change in fair value of warrant liability	(18,000)	(679,000)
Total other (expenses) income, net	(29,817,000)	1,883,000
(Loss) income before income taxes	(28,787,000)	3,084,000
Income tax (provision) benefit	-	(6,000)
Net (loss) income	(28,787,000)	3,078,000
Net loss (income) attributable to non-controlling interest	15,000	(1,081,000)
Net (loss) income attributable to BitNile Holdings, Inc.	(28,772,000)	1,997,000
Preferred dividends	(5,000)	(4,000)
Net (loss) income available to common stockholders	$(28,777,000)	$1,993,000

Basic net (loss) income per common share	$(0.32)	$0.05
Diluted net (loss) income per common share	$(0.32)	$0.05

Weighted average basic common shares outstanding	90,971,000	39,256,000
Weighted average diluted common shares outstanding	90,971,000	40,202,000

Comprehensive (loss) income
Net (loss) income available to common stockholders	$(28,777,000)	$1,993,000
Other comprehensive income (loss)
Foreign currency translation adjustment	(287,000)	(93,000)
Net unrealized gain on derivative securities of related party	-	2,969,000
Other comprehensive (loss) income	(287,000)	2,876,000
Total comprehensive (loss) income	$(29,064,000)	$4,869,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BITNILE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended March 31, 2022

							Accumulated
	Series A & B				Additional		Other	Non-		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Controlling	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Stock	Equity
BALANCES, January 1, 2022	132,040	$-	84,344,607	$84,000	$385,644,000	$(145,600,000)	$(106,000)	$1,613,000	$(13,180,000)	$228,455,000
Issuance of common stock for restricted stock awards	-	-	12,500	-	-	-	-	-	-	-
Stock-based compensation:
Options	-	-	-	-	1,025,000	-	-	41,000	-	1,066,000
Restricted stock awards	-	-	-	-	1,619,000	-	-	-	-	1,619,000
Issuance of common stock for cash	-	-	140,658,096	141,000	110,006,000	-	-	-	-	110,147,000
Financing cost in connection with sales of common stock	-	-	-	-	(2,758,000)	-	-	-	-	(2,758,000)
Purchase of treasury stock – Ault Alpha	-	-	-	-	-	-	-	-	(992,000)	(992,000)
Net loss	-	-	-	-	-	(28,772,000)	-	-	-	(28,772,000)
Preferred dividends		-	-	-	-	(5,000)	-	-	-	(5,000)
Foreign currency translation adjustments	-	-	-	-	-	-	(287,000)	-	-	(287,000)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(15,000)	-	(15,000)
Other	-	-	-	-	-	(1,000)	-	1,000	-	-
BALANCES, March 31, 2022	132,040	$-	225,015,203	$225,000	$495,536,000	$(174,378,000)	$(393,000)	$1,640,000	$(14,172,000)	$308,458,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BITNILE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended March 31, 2021

							Accumulated
	Series A & B				Additional		Other		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity
BALANCES, January 1, 2021	132,040	$-	27,753,562	$28,000	$171,396,000	$(121,396,000)	$(1,718,000)	$822,000	$49,132,000
Stock based compensation:
Options	-	-	-	-	20,000	-	-	-	20,000
Issuance of common stock for cash	-	-	21,561,900	21,000	124,962,000	-	-	-	124,983,000
Issuance of common stock for conversion of convertible notes payable	-	-	183,214	-	450,000	-	-	-	450,000
Financing cost in connection with sales of common stock	-	-	-	-	(4,065,000)	-	-	-	(4,065,000)
Comprehensive loss:
Net income	-		-	-	-	1,997,000	-	-	1,997,000
Preferred dividends	-	-	-	-	-	(4,000)	-	-	(4,000)
Net unrealized gain on derivatives in related party	-	-	-	-	-	-	2,969,000	-	2,969,000
Foreign currency translation adjustments	-	-	-	-	-	-	(93,000)	-	(93,000)
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	1,081,000	1,081,000
Other	-	-	-	-	-	(1,000)	1,000		-
BALANCES, March 31, 2021	132,040	$-	49,498,676	$49,000	$292,763,000	$(119,404,000)	$1,159,000	$1,903,000	$176,470,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BITNILE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(28,787,000)	$3,078,000
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	2,562,000	162,000
Amortization	80,000	104,000
Amortization of right-of-use assets	339,000	229,000
Amortization, related party	173,000	8,000
Interest expense – debt discount	26,461,000	20,000
Gain on extinguishment of debt	-	(482,000)
Change in fair value of warrant liability	18,000	679,000
Accretion of original issue discount on notes receivable – related party	-	(4,000)
Accretion of original issue discount on notes receivable	(276,000)	(65,000)
Increase in accrued interest on notes receivable – related party	(54,000)	(1,000)
Stock-based compensation	2,685,000	20,000
Impairment of cryptocurrencies	439,000	-
Realized gains on sale of marketable securities	5,707,000	(4,892,000)
Unrealized gains on marketable securities	(13,515,000)	(2,260,000)
Unrealized (gains) losses on investments in common stock, related parties	4,694,000	(154,000)
Unrealized gains on equity securities	(13,461,000)	(58,000)
Loss from investment in unconsolidated entity	533,000	-
Changes in operating assets and liabilities:
Marketable equity securities	32,649,000	(8,870,000)
Accounts receivable	(621,000)	301,000
Accrued revenue	(484,000)	104,000
Inventories	(1,723,000)	(118,000)
Prepaid expenses and other current assets	7,431,000	(91,000)
Digital currencies	(3,809,000)	-
Other assets	(704,000)	(86,000)
Accounts payable and accrued expenses	4,961,000	(1,713,000)
Other current liabilities	-	78,000
Lease liabilities	(270,000)	(230,000)
Net cash provided by (used in) operating activities	25,028,000	(14,241,000)

Cash flows from investing activities:
Purchase of property and equipment	(35,359,000)	(4,349,000)
Investment in promissory notes and other, related parties	(700,000)	(3,595,000)
Investments in common stock and warrants, related parties	(194,000)	(4,756,000)
Investment in real property, related party	-	(2,670,000)
Purchase of marketable equity securities	(158,000)	-
Sales of marketable equity securities	10,210,000	430,000
Investments in loans receivable	(246,000)	-
Principal payments on loans receivable	1,500,000	-
Sale of digital currencies	4,377,000	-
Investments in equity securities	(3,820,000)	(1,787,000)
Net cash used in investing activities	(24,390,000)	(16,727,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BITNILE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from financing activities:
Gross proceeds from sales of common stock	$110,147,000	$124,983,000
Financing cost in connection with sales of equity securities	(2,758,000)	(4,065,000)
Proceeds from notes payable	295,000	-
Repayment of margin accounts	(18,488,000)	-
Payments on notes payable	(65,986,000)	(972,000)
Payments of preferred dividends	(5,000)	(4,000)
Purchase of treasury stock	(992,000)	-
Payments on revolving credit facilities, net	-	(8,000)
Net cash provided by financing activities	22,213,000	119,934,000

Effect of exchange rate changes on cash and cash equivalents	57,000	152,000

Net increase in cash and cash equivalents and restricted cash	22,908,000	89,118,000

Cash and cash equivalents and restricted cash at beginning of period	21,233,000	18,680,000

Cash and cash equivalents and restricted cash at end of period	$44,141,000	$107,798,000

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,572,000	$658,000

Non-cash investing and financing activities:
Conversion of convertible notes payable into shares of common stock	$-	$450,000
Payment of accounts payable with digital currency	$413,000	$119,000
Conversion of convertible notes payable, related party into shares of common stock	$400,000	$-
Recognition of new operating lease right-of-use assets and lease liabilities	$2,188,000	$-
Purchase of marketable equity securities for future payment	$-	$33,647,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1. DESCRIPTION OF BUSINESS

BitNile Holdings, Inc., a Delaware corporation (“BitNile” or the “Company”) was incorporated in September 2017. BitNile is a diversified holding company pursuing growth by acquiring undervalued businesses and disruptive technologies with a global impact. Through its wholly- and majority-owned subsidiaries and strategic investments, the Company owns and operates a data center at which it mines Bitcoin, and provides mission-critical products that support a diverse range of industries, including defense/aerospace, industrial, automotive, telecommunications, medical/biopharma, hotel operations and textiles. In addition, the Company extends credit to select entrepreneurial businesses through a licensed lending subsidiary. BitNile was founded by Milton “Todd” Ault, III, its Executive Chairman and is led by Mr. Ault, William B. Horne, its Chief Executive Officer and Vice Chairman and Henry Nisser, its President and General Counsel. Together, they constitute the Executive Committee, which manages the day-to-day operations of the Company. All major investment and capital allocation decisions are made for the Company by Mr. Ault and the Executive Committee. The Company has six reportable segments:

•	BitNile, Inc. (“BNI”) – cryptocurrency mining operations,

•	Ault Alliance, Inc. (“Ault Alliance”) – commercial lending, activist investing, media, and digital learning,

•	Gresham Worldwide, Inc. (“GWW”) – defense solutions,

•	TurnOnGreen, Inc. (“TurnOnGreen”) – commercial electronics solutions,

•	Real Estate – hotel operations and other commercial real estate holdings, and

•	Ault Disruptive Technologies Corporation (“Ault Disruptive”) – a special purpose acquisition company (“SPAC”).

2. LIQUIDITY AND FINANCIAL CONDITION

As of March 31, 2022, the Company had cash and cash equivalents of $39.4 million and working capital of $55.6 million. The Company has primarily financed its operations principally through issuances of convertible debt, promissory notes and equity securities. The Company believes its current cash on hand is sufficient to meet its operating and capital requirements for at least the next twelve months from the date these financial statements are issued.

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and do not include all the information and disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The Company has made estimates and judgments affecting the amounts reported in the Company’s condensed consolidated financial statements and the accompanying notes. The actual results experienced by the Company may differ materially from the Company’s estimates. The condensed consolidated financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2022. The condensed consolidated balance sheet as of December 31, 2021 was derived from the Company’s audited 2021 financial statements contained in the above referenced Form 10-K. Results of the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2021 Annual Report.

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform to the current-period financial statement presentation. These reclassifications had no effect on previously reported results of operations.

Recent Accounting Standards

In May 2021, the Financial Accountings Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-04, “Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815- 40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options.” The guidance became effective for the Company on January 1, 2022. The Company adopted the guidance on January 1, 2022, and has concluded the adoption did not have a material impact on its unaudited condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses,” (“ASU No. 2016-13”) to improve information on credit losses for financial assets and net investment in leases that are not accounted for at fair value through net income. ASU 2016-13 replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. This guidance is effective for the Company beginning on January 1, 2023, with early adoption permitted. The Company does not expect that the adoption of this standard will have a significant impact on its condensed consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)-Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. ASU 2020-06 also simplifies the diluted net income per share calculation in certain areas. The amendments in ASU 2020-06 are effective for smaller reporting companies as defined by the SEC for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Effective January 1, 2022, the Company early adopted ASU 2020-06 using the modified retrospective approach, which resulted in no impact on its consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, “Revenue from Contracts with Customers.” The guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. The guidance should be applied prospectively to acquisitions occurring on or after the effective date. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832),” which requires annual disclosures that increase the transparency of transactions involving government grants, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2021. The Company expects that this guidance will not have a significant impact on its consolidated financial statements.

4. REVENUE DISAGGREGATION

The following tables summarize disaggregated customer contract revenues and the source of the revenue for the three months ended March 31, 2022 and 2021. Revenues from lending and trading activities included in consolidated revenues were primarily interest, dividend and other investment income, which are not considered to be revenues from contracts with customers under GAAP.

The Company’s disaggregated revenues consist of the following for the three months ended March 31, 2022:

	Three months ended March 31, 2022
	GWW	TurnOnGreen	Ault Alliance	Cryptocurrency	Real Estate	Total
Primary Geographical Markets
North America	$1,511,000	$1,012,000	$7,000	$3,826,000	$2,698,000	$9,054,000
Europe	2,179,000	19,000	-	-	-	2,198,000
Middle East	3,254,000	-	-	-	-	3,254,000
Other	301,000	98,000	-	-	-	399,000
Revenue from contracts with customers	7,245,000	1,129,000	7,000	3,826,000	2,698,000	14,905,000
Revenue, lending and trading activities (North America)	-	-	17,921,000	-	-	17,921,000
Total revenue	$7,245,000	$1,129,000	$17,928,000	$3,826,000	$2,698,000	$32,826,000

Major Goods or Services
RF/microwave filters	1,511,000	-	-	-	-	1,511,000
Detector logarithmic video amplifiers	-	-	-	-	-	-
Power supply units	2,431,000	1,096,000	-	-	-	3,527,000
Power supply systems	48,000	-	-	-	-	48,000
Healthcare diagnostic systems	-	-	-	-	-	-
EV Chargers	-	33,000	-	-	-	33,000
Defense systems	3,255,000	-	-	-	-	3,255,000
Digital currency mining, net	-	-	-	3,548,000	-	3,548,000
Hotel operations	-	-	-	-	2,698,000	2,698,000
Other	-	-	7,000	278,000	-	285,000
Revenue from contracts with customers	7,245,000	1,129,000	7,000	3,826,000	2,698,000	14,905,000
Revenue, lending and trading activities	-	-	17,921,000	-	-	17,921,000
Total revenue	$7,245,000	$1,129,000	$17,928,000	$3,826,000	$2,698,000	$32,826,000

Timing of Revenue Recognition
Goods transferred at a point in time	$3,512,000	$1,129,000	$7,000	$3,826,000	$2,698,000	$11,172,000
Services transferred over time	3,733,000	-	-	-	-	3,733,000
Revenue from contracts with customers	$7,245,000	$1,129,000	$7,000	$3,826,000	$2,698,000	$14,905,000

The Company’s disaggregated revenues consist of the following for the three months ended March 31, 2021:

	Three months ended March 31, 2021
	GWW	TurnOnGreen	Ault Alliance	Total
Primary Geographical Markets
North America	$1,889,000	$1,208,000	$302,000	$3,399,000
Europe	1,910,000	109,000	-	2,019,000
Middle East	2,389,000	-	-	2,389,000
Other	162,000	66,000	-	228,000
Revenue from contracts with customers	6,350,000	1,383,000	302,000	8,035,000
Revenue, lending and trading activities (North America)	-	-	5,210,000	5,210,000
Total revenue	$6,350,000	$1,383,000	$5,512,000	$13,245,000

Major Goods
RF/microwave filters	$1,215,000	$-	$-	$1,215,000
Detector logarithmic video amplifiers	71,000	-	-	71,000
Power supply units	238,000	1,383,000	-	1,621,000
Power supply systems	2,233,000	-	-	2,233,000
Healthcare diagnostic systems	185,000	-	-	185,000
Defense systems	2,408,000	-	-	2,408,000
Digital currency mining	-	-	130,000	130,000
Other	-	-	172,000	172,000
Revenue from contracts with customers	6,350,000	1,383,000	302,000	8,035,000
Revenue, lending and trading activities	-	-	5,210,000	5,210,000
Total revenue	$6,350,000	$1,383,000	$5,512,000	$13,245,000

Timing of Revenue Recognition
Goods transferred at a point in time	$3,758,000	$1,383,000	$302,000	$5,443,000
Services transferred over time	2,592,000	-	-	2,592,000
Revenue from contracts with customers	$6,350,000	$1,383,000	$302,000	$8,035,000

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurement at March 31, 2022
	Total	Level 1	Level 2	Level 3
Investment in term promissory note of Ault & Company, Inc. (“Ault & Company”) and other – a related party	$2,653,000	$-	$-	$2,653,000
Investment in common stock of Alzamend Neuro, Inc. (“Alzamend”) – a related party	8,729,000	8,729,000	-	-
Investments in marketable equity securities	16,158,000	16,158,000	-	-
Cash and marketable securities held in trust account	116,737,000	116,737,000	-	-
Investments in equity securities	37,091,000	-	-	37,091,000
Total assets measured at fair value	$181,368,000	$141,624,000	$-	$39,744,000

	Fair Value Measurement at December 31, 2021
	Total	Level 1	Level 2	Level 3
Investment in term promissory note of Ault & Company and other – a related party	$2,842,000	$-	$-	$2,842,000
Investment in common stock of Alzamend – a related party	13,230,000	13,230,000	-	-
Investments in marketable equity securities	40,380,000	40,380,000	-	-
Cash and marketable securities held in trust account	116,725,000	116,725,000	-	-
Investments in equity securities	30,482,000	-	-	30,482,000
Total assets measured at fair value	$203,659,000	$170,335,000	$-	$33,324,000

The Company assesses the inputs used to measure fair value using the three-tier hierarchy based on the extent to which inputs used in measuring fair value are observable in the market.

The following table summarizes the changes in investments in equity securities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the three months ended March 31, 2022:

Investments in equity securities
Balance at January 1, 2022	$30,482,000
Investment in equity securities	3,820,000
Change in fair value of warrants	10,281,000
Unrealized gains on equity securities	3,180,000
Conversion to marketable securities	(10,672,000)
Balance at March 31, 2022	$37,091,000

See Note 8 for the changes in investments in Ault & Company measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) during the three months ended March 31, 2022.

6. Marketable Securities

Marketable securities in equity securities with readily determinable market prices consisted of the following as of March 31, 2022 and December 31, 2021:

	Marketable equity securities at March 31, 2022
		Gross unrealized	Gross unrealized
	Cost	gains	losses	Fair value
Common shares	$16,366,000	$5,268,000	$(5,476,000)	$16,158,000

	Marketable equity securities at December 31, 2021
		Gross unrealized	Gross unrealized
	Cost	gains	losses	Fair value
Common shares	$53,475,000	$32,000	$(13,127,000)	$40,380,000

At March 31, 2022 and December 31, 2021, the Company invested in the marketable equity securities of publicly traded companies. The Company’s investment in marketable equity securities are revalued on each balance sheet date.

7. PROPERTY AND EQUIPMENT, NET

At March 31, 2022 and December 31, 2021, property and equipment consisted of:

	March 31, 2022	December 31, 2021
Cryptocurrency machines and related equipment	$18,507,000	$10,763,000
Computer, software and related equipment	7,702,000	8,884,000
Office furniture and equipment	3,362,000	702,000
Land	25,696,000	25,696,000
Building and improvements	69,415,000	68,959,000
	124,682,000	115,004,000
Accumulated depreciation and amortization	(7,493,000)	(5,096,000)
Property and equipment placed in service, net	117,189,000	109,908,000
Deposits on cryptocurrency machines	89,608,000	64,117,000
Property and equipment, net	$206,797,000	$174,025,000

For the three months ended March 31, 2022 and 2021, depreciation expense amounted to $2.6 million and $0.2 million, respectively.

8. INVESTMENTS – RELATED PARTIES

Investments in Alzamend and Ault & Company at March 31, 2022 and December 31, 2021, were comprised of the following:

Investment in Promissory Notes, Related Parties

	Interest	Due	March 31,	December 31,
	Rate	Date	2022	2021
Investment in promissory note of Ault & Company	8%	December 31, 2022	$2,500,000	$2,500,000
Accrued interest receivable, Ault & Company			153,000	170,000
Other			-	172,000
Total investment in promissory note, related party			$2,653,000	$2,842,000

Investment in Common Stock and Options, Related Parties

	March 31,	December 31,
	2022	2021
Investment in common stock and options of Alzamend	$8,729,000	$13,230,000

The following table summarizes the changes in the Company’s investments in Alzamend and Ault & Company during the three months ended March 31, 2022:

	Investment in warrants and common stock of Alzamend	Investment in promissory notes and advances of Alzamend and Ault & Company and Other
Balance at January 1, 2022	$13,230,000	$2,842,000
Investment in common stock and options of Alzamend	194,000	-
Unrealized loss in common stock of Alzamend	(4,695,000)	-
Amortization of related party investment	-	(173,000)
Accrued interest	-	(16,000)
Balance at March 31, 2022	$8,729,000	$2,653,000

Investments in Alzamend Common Stock

The following table summarizes the changes in the Company’s investments in Alzamend common stock during the three months ended March 31, 2022:

	Shares of	Per Share	Investment in
	Common Stock	Price	Common Stock
Balance at January 1, 2022	6,947,000	$1.90	$13,230,000
Open market purchases after initial public offering	153,000	$1.27	194,000
Unrealized loss in common stock of Alzamend			(4,691,000)
Investment in Alzamend common stock	7,100,000	$1.23	8,733,000
Investment in Alzamend options			(4,000)
Balance at March 31, 2022			$8,729,000

9. INVESTMENT IN UNCONSOLIDATED ENTITY – Avalanche International Corp. (“AVLP”)

Equity Investments in Unconsolidated Entity – AVLP

Equity investments in an unconsolidated entity, AVLP, at March 31, 2022 and December 31, 2021, were comprised of the following:

Investment in Promissory Notes

	Interest	Due	March 31,	December 31,
	Rate	Date	2022	2021
Investment in convertible promissory note	12%	2022-2026	$18,499,000	$17,799,000
Investment in promissory note – Alpha Fund	8%	June 30, 2022	3,600,000	3,600,000
Accrued interest receivable			2,092,000	2,092,000
Other			106,000	600,000
Total investment in promissory notes, gross			24,297,000	24,091,000
Less: provision for loan losses			(2,000,000)	(2,000,000)
Total investment in promissory note			$22,297,000	$22,091,000

* During the three months ended March 31, 2022 and 2021, no interest income was recognized from the Company’s investment in AVLP.

AVLP Convertible Promissory Note Maturities

The contractual maturities of AVLP’s convertible promissory notes as of March 31, 2022 were:

Year
2022	$4,124,000
2023	2,820,000
2024	2,651,000
2025	1,674,000
2026	6,530,000
2027	700,000
Total	$18,499,000

The following table summarizes the changes in the Company’s equity investments in an unconsolidated entity, AVLP, during the year ended December 31, 2021 and the three months ended March 31, 2022:

	Investment in	Investment in
	warrants and	promissory notes	Total
	common stock	and advances	investment
Balance at January 1, 2021	$5,486,000	$10,471,000	$15,957,000
Investment in convertible promissory notes	-	7,344,000	7,344,000
Fair value of warrants	2,786,000	-	2,786,000
Unrealized loss in warrants	(7,772,000)	-	(7,772,000)
Unrealized gain in common stock	(150,000)	-	(150,000)
Loss from equity investment	(311,000)	-	(311,000)
Accretion of discount	-	4,210,000	4,210,000
Accrued interest	-	66,000	66,000
Balance at January 1, 2022	39,000	22,091,000	22,130,000
Investment in convertible promissory notes	-	700,000	700,000
Loss from equity investment	(39,000)	(494,000)	(533,000)
Balance at March 31, 2022	$-	$22,297,000	$22,297,000

10. CONSOLIDATED VARIABLE INTEREST ENTITY - ALPHA FUND

Alpha Fund – Consolidated Variable Interest Entity

During the three months ended March 31, 2022 and the year ended December 31, 2021, the Company invested in Ault Alpha LP (the “Alpha Fund”). The Alpha Fund operates as a private investment fund. The general partner of the Alpha Fund, Ault Alpha GP LLC (“Alpha GP”) is owned by Ault Capital Management LLC (the “Investment Manager”), which also acts as the investment manager to the Alpha Fund. The Investment Manager is owned by Ault & Company. Messrs. Ault, Horne, Nisser and Cragun, who serve as executive officers and/or directors of the Company, are executive officers of the Investment Manager, and Messrs. Ault, Horne and Nisser are executive officers and directors of Ault & Company.

As of March 31, 2022, the Company subscribed for $18 million or 100% of the limited partnership interests in the Alpha Fund, the full amount of which was funded, an increase of $1 million from the $17 million subscribed and funded as of December 31, 2021. These investments are subject to a rolling five-year lock-up period, provided that after three years, Alpha GP will waive the last twenty-four (24) months of the lock-up period upon receipt of written notice from an executive officer of the Company that a withdrawal of capital is required to prevent a going concern opinion from the Company’s auditors, under the terms of the Alpha Fund’s partnership agreement and side letter entered into between the Company and the Alpha Fund.

The Company consolidates Alpha Fund as a variable interest entity (a “VIE”) due to its significant level of influence and control of Alpha Fund, the size of its investment, and its ability to participate in policy making decisions, the Company is considered the primary beneficiary of the VIE.

Investments by Alpha Fund – Treasury Stock

As of March 31, 2022, the Alpha Fund owned 7,100,000 shares of the Company’s common stock, accounted for as treasury stock as of March 31, 2022.

11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Other current liabilities at March 31, 2022 and December 31, 2021 consisted of:

	March 31,	December 31,
	2022	2021
Accounts payable	$11,448,000	$6,902,000
Accrued payroll and payroll taxes	4,364,000	5,027,000
Financial instrument liabilities	4,267,000	4,249,000
Accrued legal	1,787,000	2,637,000
Other accrued expenses	5,373,000	3,940,000
	$27,239,000	$22,755,000

Financial Instruments

Under authoritative guidance used by the FASB on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock, instruments that do not have fixed settlement provisions are deemed to be derivative instruments. In prior years, the Company granted certain warrants that resulted in these warrants accounted for as a financial instrument and being re-measured every reporting period with the change in value reported in the statement of operations.

The financial instruments were valued using a variety of pricing models with the following valuation assumptions:

	March 31, 2022	December 31, 2021
Contractually stipulated stock price	$2.50	$2.50
Exercise price	$2.50	$2.50
Contractually defined remaining term	5.0	5.0
Contractually defined volatility	135%	135%
Dividend yield	0%	0%
Risk-free interest rate	2.4%	1.3%

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

The following table sets forth a summary of the changes in the estimated fair value of the financial instruments during the three months ended March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
Beginning balance	$4,249,000	$4,192,000
Change in fair value	18,000	679,000
Ending balance	$4,267,000	$4,871,000

12. AMORTIZATION OF DEBT DISCOUNT OF SECURED PROMISSORY NOTES

On December 30, 2021, the Company entered into a securities purchase agreement with certain sophisticated investors providing for the issuance of:

•	secured promissory notes (the “Secured Promissory Notes”) that bear interest at 8% per annum with an aggregate principal face amount of approximately $66 million including a 10% original issue discount;

•	five-year warrants to purchase an aggregate of 14,095,350 shares of the Company’s common stock at an exercise price of $2.50, subject to adjustment; and

•	five-year warrants to purchase an aggregate of 1,942,508 shares of Common Stock (the “Class B Warrant Shares”) at an exercise price of $2.50 per share, subject to adjustment. The Class B Warrant Shares are deemed to be a derivative instrument.

As of December 31, 2021, unamortized debt discount on the Secured Promissory Notes related to the original issue discount and estimated fair value of the warrants totaled $26.3 million.

During the three months ended March 31, 2022, the Secured Promissory Notes were repaid and the Company fully amortized the related debt discount of $26.3 million, which is included within interest expense on the condensed consolidated statements of operations.

13. COMMITMENTS AND CONTINGENCIES

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

14. STOCKHOLDERS’ EQUITY

2022 Issuances

2022 ATM Offering

On February 25, 2022, the Company entered into an At-The-Market issuance sales agreement with Ascendiant Capital Markets to sell shares of common stock having an aggregate offering price of up to $200 million from time to time, through an “at the market offering” program (the “2022 ATM Offering”). As of March 31, 2022, the Company had sold an aggregate of 140.0 million shares of common stock pursuant to the 2022 ATM Offering for gross proceeds of $110.1 million.

15. INCOME TAXES

The Company calculates its interim income tax provision in accordance with ASC 270 and ASC 740. The Company’s effective tax rate (“ETR”) from continuing operations was 0.0% and 0.2% for the three months ended March 31, 2022 and 2021, respectively. The Company had no provision for income taxes for the three months ended March 31, 2022 and recorded an income tax provision of $6,000 for the three months ended March 31, 2021. The difference between the ETR and federal statutory rate of 21% is primarily attributable to items recorded for GAAP but permanently disallowed for U.S. federal income tax purposes and changes in valuation allowance.

16. NET INCOME (LOSS) PER SHARE

For the three months ended March 31, 2022, net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for the three months ended March 31, 2022, as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for the period. Anti-dilutive securities, which are convertible into or exercisable for the Company’s common stock, consist of the following at March 31, 2022:

March 31, 2022
Stock options	6,396,000
Restricted stock grants	2,063,000
Warrants	20,015,000
Convertible notes	165,000
Convertible preferred stock	2,000
Total	28,641,000

Basic and diluted net income per common share for the three months ended March 31, 2021 were calculated as follows:

	For the Three Months Ended March 31, 2021
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income attributable to BitNile Holdings	$1,997,000
Less: Preferred stock dividends	(4,000)

Basic earnings per share
Net income available to common stockholders	1,993,000	39,256,000	$0.05

Effect of dilutive securities
Stock options	-	505,000
8% convertible notes, related party	8,000	276,000
4% convertible notes	7,000	165,000

Diluted earnings per share
Income available to common stockholders plus assumed conversions	$2,008,000	40,202,000	$0.05

17. SEGMENT AND CUSTOMERS INFORMATION

The Company had six reportable segments as of March 31, 2022 and three as of March 31, 2021; see Note 1 for a brief description of the Company’s business.

The following data presents the revenues, expenditures and other operating data of the Company’s operating segments for the three months ended March 31, 2022:

	GWW	TurnOnGreen	Ault Alliance	Cryptocurrency	Real Estate	Ault Disruptive	Holding Company	Total
Revenue	$7,245,000	$1,129,000	$7,000	$-	$-	$-	$-	$8,381,000
Revenue, cryptocurrency mining, net	-	-	-	3,548,000	-	-	-	3,548,000
Revenue, commercial real estate leases	-	-	-	278,000	-	-	-	278,000
Revenue, lending and trading activities	-	-	17,921,000	-	-	-	-	17,921,000
Revenue, hotel operations	-	-	-	-	2,698,000	-	-	2,698,000
Total revenues	$7,245,000	$1,129,000	$17,928,000	$3,826,000	$2,698,000	$-	$-	$32,826,000

Depreciation and amortization expense	$221,000	$6,000	$34,000	$1,527,000	$828,000	$-	$26,000	$2,642,000

Income (loss) from operations	$(144,000)	$(1,175,000)	$11,912,000	$(363,000)	$(1,382,000)	$(297,000)	$(7,521,000)	$1,030,000

Capital expenditures for the three months ended March 31, 2022	$129,000	$75,000	$88,000	$34,987,000	$34,000	$-	$46,000	$35,359,000

Segment information for the three months ended March 31, 2021:

	GWW	TurnOnGreen	Ault Alliance	Holding Company	Total
Revenue	$6,350,000	$1,383,000	$172,000	$-	$7,905,000
Revenue, cryptocurrency mining, net			130,000		130,000
Revenue, lending and trading activities	-	-	5,210,000	-	5,210,000
Total revenues	$6,350,000	$1,383,000	$5,512,000	$-	$13,245,000

Depreciation and amortization expense	$213,000	$7,000	$43,000	$3,000	$266,000

Income (loss) from operations	$212,000	$(200,000)	$4,033,000	$(2,844,000)	$1,201,000

Capital expenditures for the three months ended March 31, 2021	$92,000	$-	$4,257,000	$-	$4,349,000

18. SUBSEQUENT EVENTS

2022 ATM Offering

During the period between April 1, 2022 through May 20, 2022, the Company sold an aggregate of 88.2 million shares of common stock pursuant to the 2022 ATM Offering for gross proceeds of $49.4 million.

Investments in Alpha Fund

During the period between April 1, 2022 through May 16, 2022, the Company purchased an additional $3.0 million of limited partnership interests in the Alpha Fund. As of May 16, 2022, the Company had subscribed for $21.0 million of limited partnership interests.

Investments in Alzamend

On April 26, 2022, DP Lending funded the remaining $4 million due to Alzamend upon its achievement of the final milestone.

EYP Acquisition

On April 25, 2022, the Company announced that its subsidiary, Ault Alliance has agreed to lend approximately $12 million (inclusive of existing loans) through a super-priority debtor-in-possession (“DIP”) loan to, and entered into an asset purchase agreement with, EYP, Inc. and its affiliates (“EYP”) providing for the acquisition of all of EYP’s assets for an aggregate consideration of approximately $68 million (the “Asset Purchase”). Ault Alliance will also make an offer of employment to all current employees of EYP. EYP is an integrated architecture, engineering, and design services company specializing in higher education, healthcare, government and science & technology with offices in 11 cities across the United States.

The asset purchase agreement constitutes a “stalking horse” bid in a sale process being conducted under Section 363 of the U.S. Bankruptcy Code. As such, Ault Alliance’s acquisition of EYP’s assets remains subject to approval by the United States Bankruptcy Court for the District of Delaware, following court-approved bidding procedures, including the potential receipt of competing offers for EYP’s assets at auction. It is expected that the sale process will be completed by June 2022, and that throughout the sale process, the business will continue to operate in the ordinary course providing services to its customers. As part of the purchase, Ault Alliance will be able to include the value of its DIP loan as part of its bid at closing. Consummation of the Asset Purchase is subject to Bankruptcy Court approved bidding procedures, higher and better offers made in the auction by other potential bidders, approval of the highest bidder by the Bankruptcy Court and customary closing conditions.

Increase in Ownership of Alliance Cloud Services, LLC

On May 12, 2022, BNI closed a $1.8 million membership interest purchase agreement whereby BNI acquired the 30% minority interest of Alliance Cloud Services, LLC (“ACS”) which BNI did not previously own, resulting in ACS becoming a wholly-owned subsidiary of BNI. ACS owns and operates the Company’s Michigan data center, where BNI conducts the Company’s Bitcoin mining operations.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this quarterly report, the “Company,” “BitNile,” “we,” “us” and “our” refer to BitNile Holdings, Inc., a Delaware corporation. BitNile is a diversified holding company pursuing growth by acquiring undervalued businesses and disruptive technologies with a global impact. Through its wholly owned subsidiaries and strategic investments, the Company owns and operates a data center at which it mines Bitcoin, and provides mission-critical products that support a diverse range of industries, including defense/aerospace, industrial, automotive, telecommunications, medical/biopharma, and textiles. In addition, the Company owns and operates hotels and extends credit to select entrepreneurial businesses through a licensed lending subsidiary.

Recent Events and Developments

On February 4, 2022, we and our wholly owned subsidiary Ault Alliance, Inc. (“Ault Alliance”) entered into a securities purchase agreement providing for our purchase of BitNile, Inc. (“BNI”) from Ault Alliance. As a result of this transaction, both BNI and Ault Alliance are each stand-alone wholly owned subsidiaries of ours.

On February 10, 2022, consistent with our objective to have BNI operate the entirety of our business that relates to cryptocurrencies, Ault Alliance assigned the entirety of its interest in Alliance Cloud Services, LLC (“ACS”) to BNI.

On February 25, 2022, we entered into an At-The-Market issuance sales agreement with Ascendiant Capital Markets, LLC to sell shares of common stock having an aggregate offering price of up to $200 million from time to time, through an “at the market offering” program (the “2022 ATM Offering”). As of March 31, 2022, we had sold an aggregate of 140.0 million shares of common stock pursuant to the 2022 ATM Offering for gross proceeds of $110.1 million.

On March 20, 2022, we and our majority owned subsidiary Imperalis Holding Corp. (“IMHC”) entered into a securities purchase agreement (the “Agreement”) with TurnOnGreen, Inc. (“TOGI”), a wholly owned subsidiary of ours. According to the Agreement, we will (i) deliver to IMHC all of the outstanding shares of common stock of TOGI that we own, and (ii) forgive and eliminate the intracompany accounts between us and TOGI evidencing historical equity investments made by us in TOGI, in the approximate amount of $25,000,000, in consideration for the issuance by IMHC to us (the “Transaction”) of an aggregate of 25,000 newly designated shares of Series A Preferred Stock (the “IMHC Preferred Stock”), with each such share having a stated value of $1,000. The closing of the Transaction is subject to our delivery to IMHC of audited financial statements of TOGI and other customary closing conditions. Immediately following the completion of the Transaction, TOGI will be a wholly-owned subsidiary of IMHC. The parties to the Agreement have agreed that, upon completion of the Transaction, IMHC will change its name to TurnOnGreen, Inc., and, through an upstream merger whereby the current TOGI shall cease to exist, IMHC shall have TOGI’s two operating subsidiaries, TOG Technologies Inc. and Digital Power Corporation. Promptly following the closing of the Transaction, IMHC will dissolve its three dormant subsidiaries.

On March 30, 2022, we fully paid our $66 million senior secured notes (the “Senior Notes”) and accrued interest. The 10% original issuance discount promissory notes were sold in December 2021 and were due and payable on March 31, 2022.

On April 22, 2022, Ault Alliance entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with EYP Group Holdings, Inc. and each of its subsidiaries and affiliates listed on the signature page to the Asset Purchase Agreement (collectively, “EYP”), pursuant to which Ault Alliance agreed to purchase substantially all of the assets of EYP (such assets, the “Assets,” and such transaction, the “Asset Purchase”). On April 24, 2022, EYP filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Bankruptcy Court has permitted joint administration of the Chapter 11 cases under the caption “In re EYP Group Holdings, Inc., et al.”, Case No. 22-10367 (MFW) (the “Chapter 11 Cases”).

Under the Asset Purchase Agreement, Ault Alliance or its designee(s), upon the closing of the transactions contemplated thereby, will purchase the Assets and assume certain of EYP’s obligations associated with the purchased Assets through a supervised sale under Section 363 of the Bankruptcy Code. Ault Alliance’s stalking horse bid is based on an enterprise value of approximately Sixty-Seven Million Seven Hundred Thousand Dollars ($67,700,000), which includes the purchase price for the Assets under the Asset Purchase Agreement of Sixty-Two Million Five Hundred Thousand Dollars ($62,500,000), as adjusted by a closing working capital adjustment (the “Purchase Price”), plus Ault Alliance’s assumption of certain liabilities. The Purchase Price would be paid in cash, less the outstanding amount of the DIP Loans and the senior secured loans previously issued by Ault Alliance to EYP, in an approximate aggregate amount of Eleven Million Seven Hundred Fifty Thousand Dollars ($11,750,000), and less the amount of certain liabilities assumed by Ault Alliance. The Asset Purchase Agreement requires the Asset Purchase to close by June 30, 2022. Consummation of the Asset Purchase is subject to Bankruptcy Court approved bidding procedures, higher and better offers made in the auction by other potential bidders, approval of the highest bidder by the Bankruptcy Court and customary closing conditions.

In connection with the Chapter 11 Cases, EYP filed a motion seeking Bankruptcy Court approval of debtor-in-possession financing on the terms set forth in that certain Senior Secured Superpriority Debtor-in-Possession Financing Term Sheet, dated April 22, 2022 (the “DIP Financing Agreement”), by and among Ault Alliance and EYP. The DIP Financing Agreement provides for senior secured superpriority debtor-in-possession financing facilities (the “DIP Financing”) in a $5 million commitment, with up to $2.5 million of such commitment available upon entry of an interim order (the “Interim DIP Order”) approving the DIP Financing (the “Initial Draw”). The DIP Financing will become available upon the satisfaction of customary conditions precedent thereto, including the entry of the Interim DIP Order. The remaining portion of the commitment, minus the Initial Draw, shall become available upon entry of the final order of the Bankruptcy Court approving the DIP Financing (collectively, any borrowings under the DIP Financing the “DIP Loans”). On April 26, 2022, the Bankruptcy Court entered the Interim DIP Order. On or about April 29, 2022, EYP made an Initial Draw in the amount of $1.5 million pursuant to the Interim DIP Order. A hearing on approval of the DIP Financing on a final basis is scheduled for May 25, 2022.

The DIP Financing matures on the earlier of (i) June 30, 2022, (ii) the closing date following entry of one or more final orders approving the sale of the Assets in the Chapter 11 Cases, (iii) the acceleration of any outstanding DIP Loans following the occurrence of an uncured event of default (as defined in the DIP Financing Agreement), or (iv) entry of an order by the Bankruptcy Court in the Chapter 11 Cases either (a) dismissing such case or converting such Chapter 11 Case to a case under Chapter 7 of the Bankruptcy Code, or (b) appointing a Chapter 11 trustee or an examiner with enlarged powers relating to the operation of the business of EYP (i.e., powers beyond those set forth in sections 1106(a)(3) and (4) of the Bankruptcy Code), in each case without the consent of Ault Alliance.

On April 26, 2022, Digital Power Lending, LLC (“DP Lending”) made an additional $4 million investment in Alzamend Neuro, Inc. (“Alzamend”), a related party and early clinical-stage biopharmaceutical company focused on developing novel products for the treatment of neurodegenerative diseases and psychiatric disorders. During 2021, DP Lending entered into a securities purchase agreement (the “SPA”) with Alzamend to invest $10 million in Alzamend common stock and warrants, subject to the achievement of certain milestones. DP Lending had previously funded $6 million pursuant to the terms of the SPA and the achievement of certain milestones related to the U.S. Food and Drug Administration approval of Alzamend’s Investigational New Drug application and Phase 1a human clinical trials for AL001. On April 26, 2022, DP Lending funded the remaining amount due to achievement of the final milestone, the receipt of the full data set from Alzamend’s Phase 1 clinical trial for AL001.

On May 12, 2022, BNI closed a $1.8 million membership interest purchase agreement whereby BNI acquired the 30% minority interest of ACS which BNI did not previously own, resulting in ACS becoming a wholly-owned subsidiary of BNI. ACS owns and operates our Michigan data center, where BNI conducts our Bitcoin mining operations.

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

Results of Operations

Results of Operations for the Three Months Ended March 31, 2022 and 2021

The following table summarizes the results of our operations for the three months ended March 31, 2022 and 2021.

	For the Three Months Ended
	March 31,
	2022	2021
Revenue	$8,659,000	$7,905,000
Revenue, cryptocurrency mining, net	3,548,000	130,000
Revenue, hotel operations	2,698,000	-
Revenue, lending and trading activities	17,921,000	5,210,000
Total revenue	32,826,000	13,245,000
Cost of revenue	10,494,000	5,108,000
Gross profit	22,332,000	8,137,000
Operating expenses
Research and development	695,000	602,000
Selling and marketing	6,481,000	1,242,000
General and administrative	13,687,000	5,092,000
Impairment of mined cryptocurrency	439,000	-
Total operating expenses	21,302,000	6,936,000

Income from operations	1,030,000	1,201,000
Interest and other income	449,000	37,000
Interest expense	(29,824,000)	(314,000)
Change in fair value of marketable equity securities	-	1,960,000
Realized gain on marketable securities	109,000	397,000
Loss from investment in unconsolidated entity	(533,000)	-
Gain on extinguishment of debt	-	482,000
Change in fair value of warrant liability	(18,000)	(679,000)
(Loss) income before income taxes	(28,787,000)	3,084,000
Income tax (provision) benefit	-	(6,000)
Net (loss) income	(28,787,000)	3,078,000
Net loss (income) attributable to non-controlling interest	15,000	(1,081,000)
Net (loss) income attributable to BitNile Holdings, Inc.	(28,772,000)	1,997,000
Preferred dividends	(5,000)	(4,000)
Net (loss) income available to common stockholders	$(28,777,000)	$1,993,000

Comprehensive (loss) income
Net (loss) income available to common stockholders	$(28,777,000)	$1,993,000
Other comprehensive income (loss)
Foreign currency translation adjustment	(287,000)	(93,000)
Net unrealized gain on derivative securities of related party	-	2,969,000
Other comprehensive (loss) income	(287,000)	2,876,000
Total comprehensive (loss) income	$(29,064,000)	$4,869,000

Revenues

Revenues by segment for the three months ended March 31, 2022 and 2021 are as follows:

	For the Three Months Ended March 31,		Increase
	2022	2021	(Decrease)%
Gresham Worldwide, Inc. (“GWW”)	$7,245,000	$6,350,000	$895,000	14%
TOGI	1,129,000	1,383,000	(254,000)	-18%
Cryptocurrency
Revenue, cryptocurrency mining, net	3,548,000	130,000	3,418,000	2,629%
Revenue, commercial real estate leases	278,000	172,000	106,000	62%
Real estate	2,698,000	-	2,698,000	—
Ault Alliance:
Revenue, lending and trading activities	17,921,000	5,210,000	12,711,000	244%
Other	7,000	-	7,000	—
Total revenue	$32,826,000	$13,245,000	$19,581,000	148%

Our revenues increased by $19.6 million, or 148%, to $32.8 million for the three months ended March 31, 2022, from $13.2 million for the three months ended March 31, 2021.

GWW

GWW revenues increased by $0.9 million, or 14%, to $7.2 million for the three months ended March 31, 2022, from $6.4 million for the three months ended March 31, 2021. The increase in revenue from our GWW segment for customized solutions for the military markets reflects higher revenue from Enertec, which largely consists of revenue recognized over time, grew to $3.3 million for the three months ended March 31, 2022, an increase of $0.8 million, or 33.4%, from $2.4 million in the prior-year period.

TOGI

TOGI revenues for the three months ended March 31, 2022 of $1.1 million declined $0.3 million, or 18%, from $1.4 million for the three months ended March 31, 2021, due to supply chain challenges.

Cryptocurrency

Revenues from our cryptocurrency mining operations were $3.5 million for the three months ended March 31, 2022, compared to $0.1 million for three months ended March 31, 2021. During 2021, we purchased Bitcoin mining equipment and increased our cryptocurrency mining activities. Our decision to increase our cryptocurrency mining operations in 2021 was based on several factors, which positively affected the number of active miners we operated, including the market prices of digital currencies, and favorable power costs available at our Michigan data center.

Real Estate

Real estate segment revenues were $2.7 million for the three months ended March 31, 2022 compared to nil for the three months ended March 31, 2021. On December 22, 2021, the real estate segment acquired four hotel properties for $71.3 million, consisting of a 136-room Courtyard by Marriott, a 133-room Hilton Garden Inn and a 122-room Residence Inn by Marriott in Middleton, WI, as well as a 135-room Hilton Garden Inn in Rockford, IL. Other than the cryptocurrency segment Michigan data center, we did not have any income-producing real estate prior to the hotel acquisitions.

Ault Alliance

Revenues from our lending and trading activities increased to $17.9 million for the three months ended March 31, 2022, from $5.2 million for the three months ended March 31, 2021, which is attributable to a significant allocation of capital from our equity financing transactions to our loan and investment portfolio. During the three months ended March 31, 2022, DP Lending generated significant income from appreciation of investments in marketable securities as well as shares of common stock underlying convertible notes and warrants issued to DP Lending in certain financing transactions. Under its business model, DP Lending also generates revenue through origination fees charged to borrowers and interest generated from each loan.

Revenues from our trading activities during the three months ended March 31, 2022 included significant net gains on equity securities, including unrealized gains and losses from market price changes. These gains and losses have caused, and will continue to cause, significant volatility in our periodic earnings.

Gross Margins

Gross margins increased to 68.0% for the three months ended March 31, 2022, compared to 61.4% for the three months ended March 31, 2021. Our gross margins have typically ranged between 33% and 37%, with slight variations depending on the overall composition of our revenue.

Our gross margins of 68.0% recognized during the three months ended March 31, 2022 were impacted by the favorable margins from our lending and trading activities. Excluding the effects of margin from our lending and trading activities, our adjusted gross margins for the three months ended March 31, 2022, would have been 30%, slightly lower than our historical range, due in part to lower margins at TOGI related to higher freight costs for the three months ended March 31, 2022.

Research and Development

Research and development expenses increased by $0.1 million for the three months ended March 31, 2022, from $0.6 million for the three months ended March 31, 2021. The increase in research and development expenses is due to product development efforts at GWW.

Selling and Marketing

Selling and marketing expenses were $6.5 million for the three months ended March 31, 2022, compared to $1.2 million for the three months ended March 31, 2021, an increase of $5.2 million, or 422%. The increase was the result of $5.0 million higher marketing costs at Ault Alliance, including $3.5 million related to an advertising sponsorship agreement as well as increases in sales and marketing personnel and consultants. The increase is also attributable to a $0.2 million increase in costs incurred at TOGI to grow our selling and marketing infrastructure related to our EV charger products.

General and Administrative

General and administrative expenses were $13.7 million for the three months ended March 31, 2022, compared to $5.1 million for the three months ended March 31, 2021, an increase of $8.6 million, or 169%. General and administrative expenses increased from the comparative prior period, mainly due to:

•	non-cash stock compensation costs of $2.6 million;
•	general and administrative costs of $1.8 million from our hotel operations, which were acquired in December 2021;
•	increased costs of $0.9 million related to the Michigan data center, operated by ACS; and
•	higher legal expense of $1.3 million, salaries of $0.5 million and audit fees of $0.3 million.

Income From Operations

We recorded income from operations of $1.0 million for the three months ended March 31, 2022, compared to $1.2 million for the three months ended March 31, 2021. The decrease in operating income is attributable to the increase in operating expenses partially offset by the increase in revenue and gross margins.

Interest and Other Income

Interest and other income was $0.4 million for the three months ended March 31, 2022 compared to $37,000 for the three months ended March 31, 2021. Other income for the three months ended March 31, 2022 included $0.3 million other income from Alpha Fund, which was formed in July 2021.

Interest Expense

Interest expense was $29.8 million for the three months ended March 31, 2022, compared to $0.3 million for the three months ended March 31, 2021. The increase in interest expense relates to the $66.0 million of Senior Notes issued in December 2021, which were fully paid in March 2022. Interest expense from these Senior Notes included the amortization of debt discount of $26.3 million from the issuance of warrants, a non-cash charge, and original issue discount, in connection with these Senior Notes.

Change in Fair Value of Warrant Liability

During the three months ended March 31, 2022, the fair value of the warrants that were issued during 2021 in a series of debt financings increased by $18,000. The fair value of these warrants is re-measured at each financial reporting period and immediately before exercise, with any changes in fair value recorded as change in fair value of warrant liability in the condensed consolidated statements of operations and comprehensive loss.

Change in Fair Value of Marketable Equity Securities

Change in fair value of marketable equity securities was nil for the three months ended March 31, 2022, compared to a gain of $2.0 million for the three months ended March 31, 2021. The change relates to an investment in marketable securities held by Microphase Corporation (“Microphase”), a majority owned subsidiary of GWW, that was fully sold in the fourth quarter of 2021.

Realized Gain on Marketable Securities

Realized gain on marketable securities was $0.1 million for the three months ended March 31, 2022, compared to $0.4 million for the three months ended March 31, 2021. The change relates to realized gains from an investment in marketable securities held by Microphase, a portion of which was sold during the three months ended March 31, 2021.

Loss From Investment in Unconsolidated Entity

Loss from investment in unconsolidated entity was $0.5 million for the three months ended March 31, 2022, compared to nil for the three months ended March 31, 2021, representing our share of losses from our equity method investment in Avalanche International Corp. (“AVLP”).

Gain on Extinguishment of Debt

Gain on extinguishment of debt was nil for the three months ended March 31, 2022, compared to a gain of $0.4 million for the three months ended March 31, 2021. During the three months ended March 31, 2021, principal and accrued interest of $200,000 and $16,000, respectively, on our debt was satisfied through the issuance of 183,214 shares of our common stock. We recognized a loss on extinguishment of $0.2 million as a result of this issuance of common stock based on the fair value of our common stock at the date of the exchange. The loss on extinguishment from the issuance of the 183,214 shares of our common stock was offset by the forgiveness of our Paycheck Protection Program loan in the principal amount of $0.7 million.

Net (Loss) Income

For the foregoing reasons, our net loss for the three months ended March 31, 2022 was $28.8 million, compared to net income of $2.0 million for the three months ended March 31, 2021.

Other Comprehensive (Loss) Income

Other comprehensive loss was $0.3 million for the three months ended March 31, 2022 compared to other comprehensive income of $2.9 million for the three months ended March 31, 2021. Other comprehensive income for the three months ended March 31, 2021 was primarily due to unrealized gains in the warrant derivative securities that we received as a result of our investment in AVLP.

Liquidity and Capital Resources

On March 31, 2022, we had cash and cash equivalents of $39.4 million (excluding restricted cash of $4.7 million). This compares with cash and cash equivalents of $15.9 million (excluding restricted cash of $5.3 million) at December 31, 2021. The increase in cash and cash equivalents cash was primarily due to cash provided by financing activities related to our 2022 ATM Offering and cash provided by operating activities, partially offset by the payment of debt and purchases of property and equipment.

Net cash provided by operating activities totaled $25.0 million for the three months ended March 31, 2022 compared to net cash used in operating activities of $14.2 million for the three months ended March 31, 2021. Cash provided by operating activities for the three months ended March 31, 2022 included $32.6 million net cash provided by marketable securities from trading activities related to the operations of DP Lending.

Net cash used in investing activities was $24.4 million for the three months ended March 31, 2022, compared to $16.7 million for the three months ended March 31, 2021. Net cash used in investing activities for the three months ended March 31, 2022 included $35.4 million of capital expenditures related to Bitcoin mining equipment, partially offset by $10.2 million proceeds from the sale of marketable equity securities.

Net cash provided by financing activities was $22.2 million for the three months ended March 31, 2022, compared to $119.9 million for the three months ended March 31, 2021, and reflects the following transactions:

•	2022 ATM Offering – On February 25, 2022, we entered into an At-The-Market issuance sales agreement with Ascendiant Capital Markets, LLC to sell shares of common stock having an aggregate offering price of up to $200 million from time to time, through the 2022 ATM Offering. As of March 31, 2022, we had sold an aggregate of 140.0 million shares of common stock pursuant to the 2022 ATM Offering for gross proceeds of $110.1 million.

•	December 2021 Secured Promissory Notes – On December 30, 2021, we entered into a securities purchase agreement with certain sophisticated investors providing for the issuance of Senior Notes that bore interest at 8% per annum with an aggregate principal face amount of $66.0 million. The Senior Notes were repaid in March 2022.

•	Margin Accounts Payable – During the year ended December 31, 2021, we entered into leverage agreements on certain brokerage accounts, whereby we borrowed $18.5 million. The margin accounts payable were repaid during the three months ended March 31, 2022.

We believe our current cash on hand combined with the proceeds from the 2022 ATM Offering are sufficient to meet our operating and capital requirements for at least the next twelve months from the date the financial statements for the three months ended March 31, 2022 are issued.

Critical Accounting Policies

Variable Interest Entities

For a variable interest entity (“VIE”), we assess whether we are the primary beneficiary as prescribed by the accounting guidance on the consolidation of a VIE. The primary beneficiary of a VIE is the party that has the power to direct the activities that most significantly impact the performance of the entity and the obligation to absorb the losses or the right to receive the benefits that could potentially be significant to the entity.

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

Variable Interest Entity Considerations – AVLP

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

Equity Investment in Unconsolidated Entity

As of March 31, 2022, our ownership percentage of AVLP was less than 20%. During the fourth quarter of 2021, we made additional advances to AVLP under the existing loan agreement and our consolidated VIE, Ault Alpha, entered into a loan agreement with AVLP totaling $3.6 million. Due to our cumulative lending position to AVLP and the facts and circumstances surrounding the terms of loan agreements, we reevaluated our level of influence over AVLP and determined that the equity ownership in AVLP should be accounted for under the equity method of accounting.

The basis of our previously held interest in AVLP was remeasured to fair value immediately before adopting the equity method of accounting. Our interest in AVLP as of March 31, 2022 and December 31, 2021 has been presented as an equity investment in an unconsolidated entity.

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

Our principal executive officer and principal financial officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon our evaluation, each of our principal executive officer and principal financial officer has concluded that the Company’s internal control over financial reporting was not effective as of the end of the period covered by this Quarterly Report on Form 10-Q because the Company has not yet completed its remediation of the material weakness previously identified and disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, the end of its most recent fiscal year.

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

Changes in Internal Controls over Financial Reporting.

Except as detailed above, during the most recent fiscal quarter 2022 there were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The Complaint asserts claims for breach of contract and promissory estoppel against us and our subsidiary arising from the subsidiary’s alleged failure to honor its obligations under the purchase agreement. The Complaint seeks monetary damages in excess of $1.4 million, plus attorneys’ fees and costs.

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

The risks described in Part I, Item 1A, “Risk Factors,” in our 2021 Annual Report on Form 10-K, could materially and adversely affect our business, financial condition and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face - our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The Risk Factors section of our 2021 Annual Report on Form 10-K remains current in all material respects.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From January 1, 2022 through March 31, 2022, Ault Alpha LP purchased 750,000 shares of common stock, of which 250,000 shares were purchased at the end of December 2021, which trade transactions settled in the beginning of January 2022. Ault Alpha LP may be deemed to be an “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended. The purchases were made through open market transactions.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
January 1, 2022 - January 31, 2022	225,000	$0.85	-	-
February 1, 2022 - February 28, 2022	272,401	$0.95	-	-
March 1, 2022 - March 31, 2022	252,599	$0.91	-	-
Total	750,000	$0.91	-	-

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1	Form of Certificate of Determination of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, dated March 3, 2017. Incorporated by reference to the Current Report on Form 8-K filed on March 9, 2017 as Exhibit 3.1 thereto.
3.2	Certificate of Incorporation, dated September 22, 2017. Incorporated herein by reference to the Current Report on Form 8-K filed on December 29, 2017 as Exhibit 3.1 thereto.
3.3	Certificate of Designations of Rights and Preferences of 10% Series A Cumulative Redeemable Perpetual Preferred Stock, dated September 13, 2018. Incorporated herein by reference to the Current Report on Form 8-K filed on September 14, 2018 as Exhibit 3.1 thereto.
3.4	Certificate of Amendment to Certificate of Incorporation, dated January 2, 2019. Incorporated by reference to the Current Report on Form 8-K filed on January 3, 2019 as Exhibit 3.1 thereto.
3.5	Certificate of Designations of Rights and Preferences of Series C Convertible Redeemable Preferred Stock, dated February 27, 2019. Incorporated herein by reference to the Current Report on Form 8-K filed on February 28, 2019 as Exhibit 3.1 thereto.
3.6	Certificate of Amendment to Certificate of Incorporation (1-for-20 Reverse Stock Split of Common Stock), dated March 14, 2019. Incorporated herein by reference to the Current Report on Form 8-K filed on March 14, 2019 as Exhibit 3.1 thereto.
3.7	Form of Amended & Restated Certificate of Designations of Rights and Preferences of Series C Convertible Preferred Stock. Incorporated by reference to the Current Report on Form 8-K filed on February 25, 2020 as Exhibit 3.1 thereto.
3.8	Bylaws effective as of August 13, 2020. Incorporated by reference to the Current Report on Form 8-K filed on August 14, 2020 as Exhibit 3.1 thereto.
3.9	Certificate of Ownership and Merger. Incorporated by reference to the Current Report on Form 8-K filed on January 19, 2021 as Exhibit 3.1 thereto.
3.10	Amended and Restated Bylaws of BitNile Holdings, Inc., effective as of November 2, 2021. Incorporated by reference to the Current Report on Form 8-K filed on November 3, 2021 as Exhibit 3.1 thereto.
3.11	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on December 1, 2021. Incorporated by reference to the Current Report on Form 8-K filed on December 13, 2021 as Exhibit 3.1 thereto.
10.1	Form of Amendment to Class B Warrant. Incorporated by reference to the Current Report on Form 8-K filed on January 21, 2022 as Exhibit 10.2 thereto.
10.2	At-The-Market Issuance Sales Agreement, dated February 25, 2022, with Ascendiant Capital Markets, LLC. Incorporated by reference to the Current Report on Form 8-K filed on February 25, 2022 as Exhibit 10.1 thereto.
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS*	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 23, 2022

BITNILE HOLDINGS, INC.

By:	/s/ William B. Horne
William B. Horne
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kenneth S. Cragun
Kenneth S. Cragun
Chief Financial Officer
(Principal Accounting Officer)

