Form 10-Q
period 2022-06-30
BitNile Holdings, Inc.
filed 2022-08-22
CIK 896493

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022

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

(949) 444-5464

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value	NILE	NYSE American
13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, par value $0.001 per share	NILE PRD	NYSE American

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

At August 18, 2022 the registrant had outstanding 330,961,668 shares of common stock.

BITNILE HOLDINGS, INC.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BITNILE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$24,133,000	$15,912,000
Restricted cash	4,672,000	5,321,000
Marketable equity securities	17,467,000	40,380,000
Digital currencies	2,745,000	2,165,000
Accounts receivable	18,076,000	6,455,000
Accrued revenue	2,177,000	2,283,000
Inventories	20,833,000	5,482,000
Investment in promissory notes and other, related parties	2,770,000	2,842,000
Prepaid expenses and other current assets	13,734,000	15,436,000
TOTAL CURRENT ASSETS	106,607,000	96,276,000

Cash and marketable securities held in Trust Account	116,895,000	116,725,000
Intangible assets, net	8,084,000	4,035,000
Goodwill	55,322,000	10,090,000
Property and equipment, net	245,987,000	174,025,000
Right-of-use assets	7,735,000	5,243,000
Investments in common stock, related parties	8,845,000	13,230,000
Investments in other equity securities	38,495,000	30,482,000
Investment in unconsolidated entity	-	22,130,000
Loans receivable	4,352,000	14,337,000
Other assets	3,949,000	3,713,000
TOTAL ASSETS	$596,271,000	$490,286,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$43,525,000	$22,755,000
Investment margin accounts payable	-	18,488,000
Operating lease liability, current	2,484,000	1,123,000
Notes payable, net	7,340,000	39,554,000
Convertible notes payable, current	1,884,000	-
TOTAL CURRENT LIABILITIES	55,233,000	81,920,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BITNILE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Unaudited)

	June 30,	December 31,
	2022	2021
LONG TERM LIABILITIES
Operating lease liability, non-current	5,538,000	4,213,000
Notes payable	55,547,000	55,055,000
Convertible notes payable	14,209,000	468,000
Deferred underwriting commissions of Ault Disruptive subsidiary	3,450,000	3,450,000

TOTAL LIABILITIES	133,977,000	145,106,000

COMMITMENTS AND CONTINGENCIES
Redeemable noncontrolling interests in equity of subsidiaries	116,895,000	116,725,000

STOCKHOLDERS’ EQUITY
Series A Convertible Preferred Stock, $25 stated value per share,	-	-
$0.001 par value – 1,000,000 shares authorized; 7,040 shares issued and outstanding at June 30, 2022 and December 31, 2021
(redemption amount and liquidation preference of $176,000 as of
June 30, 2022 and December 31, 2021)
Series B Convertible Preferred Stock, $10 stated value per share,	-	-
share, $0.001 par value – 500,000 shares authorized; 125,000 shares issued and outstanding at June 30, 2022 and December 31, 2021 (liquidation preference of $1,250,000 at June 30, 2022 and December 31, 2021)
Series D Cumulative Redeemable Perpetual Preferred Stock, $25 stated
value per share, $0.001 par value – 2,000,000 shares authorized;
shares authorized, 146,618 shares and 0 shares issued and outstanding at
June 30, 2022 and December 31, 2021, respectively (liquidation preference of
$3,665,450 and $0 as of June 30, 2022 and December 31, 2021, respectively)
Class A Common Stock, $0.001 par value – 500,000,000 shares authorized;	324,000	84,000
324,440,579 and 84,344,607 shares issued and outstanding at June 30,
2022 and December 31, 2021, respectively
Class B Common Stock, $0.001 par value – 25,000,000 shares authorized;	-	-
0 shares issued and outstanding at June 30, 2022 and December 31, 2021
Additional paid-in capital	549,713,000	385,644,000
Accumulated deficit	(200,184,000)	(145,600,000)
Accumulated other comprehensive loss	(1,863,000)	(106,000)
Treasury stock, at cost	(20,639,000)	(13,180,000)
TOTAL BITNILE HOLDINGS STOCKHOLDERS’ EQUITY	327,351,000	226,842,000

Non-controlling interest	18,048,000	1,613,000

TOTAL STOCKHOLDERS’ EQUITY	345,399,000	228,455,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$596,271,000	$490,286,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BITNLE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue	$7,849,000	$8,564,000	$16,508,000	$16,469,000
Revenue, cryptocurrency mining	3,976,000	291,000	7,524,000	421,000
Revenue, hotel operations	4,598,000	-	7,296,000	-
Revenue, lending and trading activities	943,000	53,274,000	18,864,000	58,485,000
Total revenue	17,366,000	62,129,000	50,192,000	75,375,000
Cost of revenue	12,369,000	6,278,000	22,863,000	11,386,000
Gross profit	4,997,000	55,851,000	27,329,000	63,989,000

Operating expenses
Research and development	729,000	531,000	1,424,000	1,133,000
Selling and marketing	6,979,000	1,505,000	13,460,000	2,747,000
General and administrative	19,032,000	7,992,000	32,719,000	13,084,000
Impairment of mined cryptocurrency	1,976,000	-	2,415,000	-
Total operating expenses	28,716,000	10,028,000	50,018,000	16,964,000

(Loss) income from operations	(23,719,000)	45,823,000	(22,689,000)	47,025,000
Other income (expenses)
Interest and other income	81,000	14,000	530,000	51,000
Interest expense	(2,031,000)	(22,000)	(31,855,000)	(337,000)
Change in fair value of marketable equity securities	241,000	(1,915,000)	241,000	45,000
Realized gain (loss) on marketable securities	(43,000)	-	66,000	397,000
Loss from investment in unconsolidated entity	(391,000)	-	(924,000)	-
Gain on extinguishment of debt	-	447,000	-	929,000
Change in fair value of warrant liability	(6,000)	290,000	(24,000)	(388,000)
Total other (expenses) income, net	(2,149,000)	(1,186,000)	(31,966,000)	697,000

(Loss) income before income taxes	(25,868,000)	44,637,000	(54,655,000)	47,722,000
Income tax (provision) benefit	(217,000)	(3,504,000)	(217,000)	(3,510,000)
Net (loss) income	(26,085,000)	41,133,000	(54,872,000)	44,212,000
Net loss attributable to non-controlling interest	321,000	1,083,000	336,000	3,000
Net (loss) income attributable to BitNile Holdings, Inc.	(25,764,000)	42,216,000	(54,536,000)	44,215,000
Preferred dividends	(44,000)	(4,000)	(49,000)	(9,000)
Net (loss) income available to common stockholders	$(25,808,000)	$42,212,000	$(54,585,000)	$44,206,000

Basic net (loss) income per common share	$(0.09)	$0.83	$(0.29)	$0.98
Diluted net (loss) income per common share	$(0.09)	$0.81	$(0.29)	$0.92

Weighted average basic common shares outstanding	289,672,000	50,783,000	190,870,000	45,052,000
Weighted average diluted common shares outstanding	289,672,000	42,780,000	190,870,000	47,574,000

Comprehensive (loss) income
Net (loss) income available to common stockholders	$(25,808,000)	$42,212,000	$(54,585,000)	$44,206,000
Other comprehensive income (loss)
Foreign currency translation adjustment	(1,471,000)	134,000	(1,758,000)	41,000
Net unrealized gain on derivative securities of related party	-	(5,893,000)	-	(2,924,000)
Other comprehensive (loss) income	(1,471,000)	(5,759,000)	(1,758,000)	(2,883,000)
Total comprehensive (loss) income	$(27,279,000)	$36,453,000	$(56,343,000)	$41,323,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BITNILE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended June 30, 2022

							Accumulated
	Series A, B & D				Additional		Other	Non-		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Controlling	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Stock	Equity
BALANCES, April 1, 2022	132,040	$-	225,015,203	$225,000	$495,536,000	$(174,378,000)	$(393,000)	$1,640,000	$(14,172,000)	$308,458,000
Issuance of common stock for restricted stock awards	-	-	429,379	-	-	-	-	-	-	-
Preferred stock issued	146,618	-	-	-	3,666,000	-	-	-	-	3,666,000
Preferred stock offering costs	-	-	-	-	(537,000)	-	-	-	-	(537,000)
Stock-based compensation					983,000			36,000		1,019,000
Sale of common stock	-	-	98,995,997	99,000	53,180,000	-	-	-	-	53,279,000
Financing cost in connection with sales of common stock	-	-	-	-	(1,266,000)	-	-	-	-	(1,266,000)
Acquisition of non-controlling interests	-	-	-	-	(1,848,000)	-	-	(382,000)	-	(2,230,000)
Non-controlling interest from AVLP acquisition	-	-	-	-	-	-	-	6,738,000	-	6,738,000
Non-controlling interest from SMC acquisition	-	-	-	-	-	-	-	10,336,000	-	10,336,000
Purchase of treasury stock - Ault Alpha	-	-	-	-	-	-	-	-	(6,467,000)	(6,467,000)
Net loss	-	-	-	-	-	(25,764,000)	-	-	-	(25,764,000)
Preferred dividends		-	-	-	-	(44,000)	-	-	-	(44,000)
Foreign currency translation adjustments	-	-	-	-	-	-	(1,471,000)	-	-	(1,471,000)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(321,000)	-	(321,000)
Other	-	-	-	-	(1,000)	2,000	1,000	1,000	-	3,000
BALANCES, June 30, 2022	278,658	$-	324,440,579	$324,000	$549,713,000	$(200,184,000)	$(1,863,000)	$18,048,000	$(20,639,000)	$345,399,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BITNILE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended June 30, 2021

							Accumulated
	Series A & B				Additional		Other		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity

BALANCES, April 1, 2021	132,040	$-	49,498,676	$49,000	$292,763,000	$(119,402,000)	$1,159,000	$1,902,000	$176,471,000
Stock-based compensation					20,000			545,000	565,000
Sale of common stock	-	-	6,385,425	7,000	19,054,000	-	-	-	19,061,000
Financing cost in connection with sales of common stock	-	-	-	-	(477,000)	-	-	-	(477,000)
Issuance of common stock for conversion of convertible notes payable, related party	-	-	275,862	-	400,000	-	-	-	400,000
Comprehensive loss:
Net income	-	-	-	-	-	42,216,000	-	-	42,216,000
Preferred dividends	-	-	-	-	-	(4,000)	-	-	(4,000)
Net unrealized loss on derivatives in related party	-	-	-	-	-	-	(5,894,000)	-	(5,894,000)
Foreign currency translation adjustments	-	-	-	-	-	-	134,000	-	134,000
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	(1,083,000)	(1,083,000)
BALANCES, June 30, 2021	132,040	$-	56,159,963	$56,000	$311,760,000	$(77,190,000)	$(4,601,000)	$1,364,000	$231,389,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BITNILE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Six Months Ended June 30, 2022

							Accumulated
	Series A, B & D				Additional		Other	Non-		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Controlling	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Stock	Equity
BALANCES, January 1, 2022	132,040	$-	84,344,607	$84,000	$385,644,000	$(145,600,000)	$(106,000)	$1,613,000	$(13,180,000)	$228,455,000
Issuance of common stock for restricted stock awards	-	-	441,879	-	-	-	-	-	-	-
Preferred stock issued	146,618	-	-	-	3,666,000	-	-	-	-	3,666,000
Preferred stock offering costs	-	-	-	-	(537,000)	-	-	-	-	(537,000)
Stock-based compensation					3,627,000			77,000		3,704,000
Sale of common stock	-	-	239,654,093	240,000	163,186,000	-	-	-	-	163,426,000
Financing cost in connection with sales of common stock	-	-	-	-	(4,024,000)	-	-	-	-	(4,024,000)
Acquisition of non-controlling interests	-	-	-	-	(1,848,000)	-	-	(382,000)	-	(2,230,000)
Non-controlling interest from AVLP acquisition	-	-	-	-	-	-	-	6,738,000	-	6,738,000
Non-controlling interest from SMC acquisition	-	-	-	-	-	-	-	10,336,000	-	10,336,000
Purchase of treasury stock - Ault Alpha	-	-	-	-	-	-	-	-	(7,459,000)	(7,459,000)
Net loss	-	-	-	-	-	(54,536,000)	-	-	-	(54,536,000)
Preferred dividends		-	-	-	-	(49,000)	-	-	-	(49,000)
Foreign currency translation adjustments	-	-	-	-	-	-	(1,758,000)	-	-	(1,758,000)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(336,000)	-	(336,000)
Other	-	-	-	-	(1,000)	1,000	1,000	2,000	-	3,000
BALANCES, June 30, 2022	278,658	$-	324,440,579	$324,000	$549,713,000	$(200,184,000)	$(1,863,000)	$18,048,000	$(20,639,000)	$345,399,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BITNILE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Six Months Ended June 30, 2021

	Series A & B				Additional		Other	Non-	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity

BALANCES, January 1, 2021	132,040	$—	27,753,562	$28,000	$171,396,000	$(121,396,000)	$(1,718,000)	$822,000	$49,132,000
Stock-based compensation					39,000			545,000	584,000
Sale of common stock	—	—	27,947,325	28,000	144,016,000	—	—	—	144,044,000
Financing cost in connection with sales of common stock	—	—	—	—	(4,541,000)	—	—	—	(4,541,000)
Issuance of common stock for conversion of convertible notes payable	—	—	183,214	—	450,000	—	—	—	450,000
Issuance of common stock for conversion of convertible notes payable, related party	—	—	275,862	—	400,000	—	—	—	400,000
Comprehensive loss:
Net income	—	—	—	—	—	44,215,000	—	—	44,215,000
Preferred dividends		—	—	—	—	(9,000)	—	—	(9,000)
Net unrealized loss on derivatives in related party	—	—	—	—	—	—	(2,924,000)	—	(2,924,000)
Foreign currency translation adjustments	—	—	—	—	—	—	41,000	—	41,000
Net income attributable to non—controlling interest	—	—	—	—	—	—	—	(3,000)	(3,000)
BALANCES, June 30, 2021	132,040	$—	56,159,963	$56,000	$311,760,000	$(77,190,000)	$(4,601,000)	$1,364,000	$231,389,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BITNILE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(54,872,000)	$44,212,000
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,129,000	1,093,000
Interest expense – debt discount	26,493,000	40,000
Gain on extinguishment of debt	-	(929,000)
Change in fair value of warrant liability	24,000	(290,000)
Accretion of original issue discount on notes receivable – related party	-	(4,000)
Accretion of original issue discount on notes receivable	(612,000)	(955,000)
Increase in accrued interest on notes receivable – related party	(100,000)	(1,000)
Stock-based compensation	3,704,000	584,000
Impairment of cryptocurrencies	2,415,000	-
Realized gains on sale of marketable securities	(18,585,000)	(12,283,000)
Unrealized losses (gains) on marketable securities	9,669,000	(3,483,000)
Unrealized losses (gains) on investments in common stock, related parties	9,048,000	(39,852,000)
Unrealized gains on equity securities	(17,021,000)	(1,224,000)
Loss from investment in unconsolidated entity	924,000	-
Loss on remeasurement of investment in unconsolidated entity	2,700,000	-
Changes in operating assets and liabilities:
Marketable equity securities	50,734,000	(9,616,000)
Accounts receivable	(2,311,000)	(887,000)
Accrued revenue	(7,000)	78,000
Inventories	(2,646,000)	485,000
Prepaid expenses and other current assets	2,406,000	(2,537,000)
Digital currencies	(7,785,000)	-
Other assets	(384,000)	(246,000)
Accounts payable and accrued expenses	4,706,000	83,000
Other current liabilities	-	4,472,000
Lease liabilities	(626,000)	(439,000)
Net cash provided by (used in) operating activities	15,003,000	(21,699,000)

Cash flows from investing activities:
Purchase of property and equipment	(72,779,000)	(5,590,000)
Investment in promissory notes and other, related parties	(2,200,000)	(4,040,000)
Investments in common stock and warrants, related parties	(4,663,000)	(16,483,000)
Investment in real property, related party	-	(2,670,000)
Proceeds from sale of investment in real property, related party	-	2,670,000
Purchase of SMC, net of cash received	(8,239,000)	-
Cash received upon acquisition of AVLP	1,245,000	-
Acquisition of non-controlling interests	(2,230,000)	-
Purchase of marketable equity securities	(1,981,000)	-
Sales of marketable equity securities	11,733,000	430,000
Investments in loans receivable	(2,728,000)	-
Principal payments on loans receivable	10,525,000	-
Sale of digital currencies	4,377,000	-
Investments in equity securities	(15,820,000)	(4,054,000)
Net cash used in investing activities	(82,760,000)	(29,737,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BITNILE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from financing activities:
Gross proceeds from sales of common stock	$163,426,000	$144,044,000
Financing cost in connection with sales of common stock	(4,024,000)	(4,541,000)
Proceeds from sales of preferred stock	3,666,000	-
Financing cost in connection with sales of preferred stock	(537,000)	-
Proceeds from notes payable	4,945,000	500,000
Repayment of margin accounts	(18,488,000)	-
Payments on notes payable	(65,999,000)	(1,917,000)
Payments of preferred dividends	(49,000)	(9,000)
Purchase of treasury stock	(7,459,000)	-
Payments on revolving credit facilities, net	-	(23,000)
Net cash provided by financing activities	75,481,000	138,054,000

Effect of exchange rate changes on cash and cash equivalents	(152,000)	93,000

Net increase in cash and cash equivalents and restricted cash	7,572,000	86,711,000

Cash and cash equivalents and restricted cash at beginning of period	21,233,000	18,680,000

Cash and cash equivalents and restricted cash at end of period	$28,805,000	$105,391,000

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$4,104,000	$658,000

Non-cash investing and financing activities:
Conversion of convertible notes payable into shares of common stock	$-	$450,000
Settlement of accounts payable with digital currency	$413,000	$119,000
Conversion of investment in unconsolidated entity for acquisition of AVLP	$23,406,000	$-
Conversion of convertible notes payable, related party into shares of common stock	$400,000	$400,000
Conversion of debt and equity securities to marketable securities	$24,828,000	$2,656,000
Conversion of loans receivable to marketable securities	$3,600,000	$-
Conversion of interest receivable to marketable securities	$231,000	$-
Conversion of loans receivable to debt and equity securities	$-	$150,000
Recognition of new operating lease right-of-use assets and lease liabilities	$2,188,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1. DESCRIPTION OF BUSINESS

BitNile Holdings, Inc., a Delaware corporation (“BitNile” or the “Company”) was incorporated in September 2017. BitNile is a diversified holding company pursuing growth by acquiring undervalued businesses and disruptive technologies with a global impact. Through its wholly- and majority-owned subsidiaries and strategic investments, the Company owns and operates a data center at which it mines Bitcoin, and provides mission-critical products that support a diverse range of industries, including defense/aerospace, industrial, automotive, medical/biopharma, karaoke audio equipment, hotel operations and textiles. In addition, the Company extends credit to select entrepreneurial businesses through a licensed lending subsidiary. BitNile was founded by Milton “Todd” Ault, III, its Executive Chairman and is led by Mr. Ault, William B. Horne, its Chief Executive Officer and Vice Chairman and Henry Nisser, its President and General Counsel. Together, they constitute the Executive Committee, which manages the day-to-day operations of the Company. All major investment and capital allocation decisions are made for the Company by Mr. Ault and the other members of the Executive Committee. The Company has eight reportable segments:

•	BitNile, Inc. (“BNI”) – cryptocurrency mining operations;

•	Ault Alliance, Inc. (“Ault Alliance”) – commercial lending, activist investing, media, and digital learning;

•	Gresham Worldwide, Inc. (“GWW”) – defense solutions;

•	TurnOnGreen, Inc. (“TurnOnGreen”) – commercial electronics solutions;

•	The Singing Machine Company, Inc. (“SMC”) – karaoke audio equipment;

•	Avalanche International Corp. (“Avalanche” or “AVLP”) – advanced textiles processing technology;

•	Ault Global Real Estate Equities, Inc. (“AGREE”) – hotel operations and other commercial real estate holdings; and

•	Ault Disruptive Technologies Corporation (“Ault Disruptive”) – a special purpose acquisition company (“SPAC”).

2. LIQUIDITY AND FINANCIAL CONDITION

As of June 30, 2022, the Company had cash and cash equivalents of $24.1 million and working capital of $51.4 million. The Company has financed its operations principally through issuances of convertible debt, promissory notes and equity securities. The Company believes its current cash on hand is sufficient to meet its operating and capital requirements for at least the next twelve months from the date these financial statements are issued.

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and do not include all the information and disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The Company has made estimates and judgments affecting the amounts reported in the Company’s condensed consolidated financial statements and the accompanying notes. The actual results experienced by the Company may differ materially from the Company’s estimates. The condensed consolidated financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2022. The condensed consolidated balance sheet as of December 31, 2021 was derived from the Company’s audited 2021 financial statements contained in the above referenced Form 10-K. Results of the three and six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

Significant Accounting Policies

Other than as noted below, there have been no material changes to the Company’s significant accounting policies previously disclosed in the 2021 Annual Report.

Business Combination

The Company allocates the purchase price of an acquired business to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. Acquired customer relations, technology, tradenames and know how are recognized at fair value. The purchase price allocation process requires management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets. Direct transaction costs associated with the business combination are expensed as incurred. The allocation of the consideration transferred in certain cases may be subject to revision based on the final determination of fair values during the measurement period, which may be up to one year from the acquisition date. The Company includes the results of operations of the business that it has acquired in its consolidated results prospectively from the date of acquisition.

If the business combination is achieved in stages, the acquisition date carrying value of the acquirer’s previously held equity interest in the acquirer is re-measured to fair value at the acquisition date; any gains or losses arising from such re-measurement are recognized in profit or loss.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses,” (“ASU No. 2016-13”) to improve information on credit losses for financial assets and net investment in leases that are not accounted for at fair value through net income. ASU 2016-13 replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. This guidance is effective for the Company beginning on January 1, 2023, with early adoption permitted. The Company does not expect that the adoption of this standard will have a significant impact on its condensed consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)-Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. ASU 2020-06 also simplifies the diluted net income per share calculation in certain areas. The amendments in ASU 2020-06 are effective for smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Effective January 1, 2022, the Company early adopted ASU 2020-06 using the modified retrospective approach, which resulted in no impact on its condensed consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers.” The guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. The guidance should be applied prospectively to acquisitions occurring on or after the effective date. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. The Company is currently evaluating this guidance to determine the impact it may have on its condensed consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832),” which requires annual disclosures that increase the transparency of transactions involving government grants, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an issuer’s financial statements. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2021. The Company expects that this guidance will not have a significant impact on its condensed consolidated financial statements.

4. REVENUE DISAGGREGATION

The following tables summarize disaggregated customer contract revenues and the source of the revenue for the three and six months ended June 30, 2022 and 2021. Revenues from lending and trading activities included in consolidated revenues were primarily interest, dividend and other investment income, which are not considered to be revenues from contracts with customers under GAAP.

The Company’s disaggregated revenues consisted of the following for the three months ended June 30, 2022:

	Three months ended June 30, 2022
	GWW	TurnOnGreen	Ault Alliance	BNI	AGREE	Total
Primary Geographical Markets
North America	$1,111,000	$822,000	$12,000	$4,248,000	$4,598,000	$10,791,000
Europe	2,540,000	28,000	-	-	-	2,568,000
Middle East and other	2,852,000	212,000	-	-	-	3,064,000
Revenue from contracts with customers	6,503,000	1,062,000	12,000	4,248,000	4,598,000	16,423,000
Revenue, lending and trading activities (North America)	-	-	943,000	-	-	943,000
Total revenue	$6,503,000	$1,062,000	$955,000	$4,248,000	$4,598,000	$17,366,000

Major Goods or Services
RF/microwave filters	559,000	-	-	-	-	559,000
Detector logarithmic video amplifiers	692,000	-	-	-	-	692,000
Power supply units	1,698,000	1,016,000	-	-	-	2,714,000
Power supply systems	609,000	-	-	-	-	609,000
Healthcare diagnostic systems	1,992,000	-	-	-	-	1,992,000
Electric vehicle chargers	-	46,000	-	-	-	46,000
Defense systems	953,000	-	-	-	-	953,000
Digital currency mining	-	-	-	3,976,000	-	3,976,000
Hotel operations	-	-	-	-	4,598,000	4,598,000
Other	-	-	12,000	272,000	-	284,000
Revenue from contracts with customers	6,503,000	1,062,000	12,000	4,248,000	4,598,000	16,423,000
Revenue, lending and trading activities	-	-	943,000	-	-	943,000
Total revenue	$6,503,000	$1,062,000	$955,000	$4,248,000	$4,598,000	$17,366,000

Timing of Revenue Recognition
Goods transferred at a point in time	$3,601,000	$1,062,000	$12,000	$4,248,000	$4,598,000	$13,521,000
Services transferred over time	2,902,000	-	-	-	-	2,902,000
Revenue from contracts with customers	$6,503,000	$1,062,000	$12,000	$4,248,000	$4,598,000	$16,423,000

The Company’s disaggregated revenues consisted of the following for the six months ended June 30, 2022:

	Six months ended June 30, 2022
	GWW	TurnOnGreen	Ault Alliance	BNI	AGREE	Total
Primary Geographical Markets
North America	$2,622,000	$1,834,000	$19,000	$8,074,000	$7,296,000	$19,845,000
Europe	4,719,000	47,000	-	-	-	4,766,000
Middle East and other	6,407,000	310,000	-	-	-	6,717,000
Revenue from contracts with customers	13,748,000	2,191,000	19,000	8,074,000	7,296,000	31,328,000
Revenue, lending and trading activities (North America)	-	-	18,864,000	-	-	18,864,000
Total revenue	$13,748,000	$2,191,000	$18,883,000	$8,074,000	$7,296,000	$50,192,000

Major Goods or Services
RF/microwave filters	2,070,000	-	-	-	-	2,070,000
Detector logarithmic video amplifiers	692,000	-	-	-	-	692,000
Power supply units	4,129,000	2,112,000	-	-	-	6,241,000
Power supply systems	657,000	-	-	-	-	657,000
Healthcare diagnostic systems	1,992,000	-	-	-	-	1,992,000
Electric vehicle chargers	-	79,000	-	-	-	79,000
Defense systems	4,208,000	-	-	-	-	4,208,000
Digital currency mining	-	-	-	7,524,000	-	7,524,000
Hotel operations	-	-	-	-	7,296,000	7,296,000
Other	-	-	19,000	550,000	-	569,000
Revenue from contracts with customers	13,748,000	2,191,000	19,000	8,074,000	7,296,000	31,328,000
Revenue, lending and trading activities	-	-	18,864,000	-	-	18,864,000
Total revenue	$13,748,000	$2,191,000	$18,883,000	$8,074,000	$7,296,000	$50,192,000

Timing of Revenue Recognition
Goods transferred at a point in time	$7,113,000	$2,191,000	$19,000	$8,074,000	$7,296,000	$24,693,000
Services transferred over time	6,635,000	-	-	-	-	6,635,000
Revenue from contracts with customers	$13,748,000	$2,191,000	$19,000	$8,074,000	$7,296,000	$31,328,000

The Company’s disaggregated revenues consisted of the following for the three months ended June 30, 2021:

	Three months ended June 30, 2021
	GWW	TurnOnGreen	Ault Alliance	Total
Primary Geographical Markets
North America	$2,140,000	$1,289,000	$550,000	$3,979,000
Europe	1,842,000	453,000	-	2,295,000
Middle East and other	2,493,000	88,000	-	2,581,000
Revenue from contracts with customers	6,475,000	1,830,000	550,000	8,855,000
Revenue, lending and trading activities (North America)	-	-	53,274,000	53,274,000
Total revenue	$6,475,000	$1,830,000	$53,824,000	$62,129,000

Major Goods
RF/microwave filters	$1,076,000	$-	$-	$1,076,000
Detector logarithmic video amplifiers	73,000	-	-	73,000
Power supply units	240,000	1,830,000	-	2,070,000
Power supply systems	2,475,000	-	-	2,475,000
Healthcare diagnostic systems	228,000	-	-	228,000
Defense systems	2,383,000	-	-	2,383,000
Digital currency mining	-	-	291,000	291,000
Other	-	-	259,000	259,000
Revenue from contracts with customers	6,475,000	1,830,000	550,000	8,855,000
Revenue, lending and trading activities	-	-	53,274,000	53,274,000
Total revenue	$6,475,000	$1,830,000	$53,824,000	$62,129,000

Timing of Revenue Recognition
Goods transferred at a point in time	$3,863,000	$1,830,000	$550,000	$6,243,000
Services transferred over time	2,612,000	-	-	2,612,000
Revenue from contracts with customers	$6,475,000	$1,830,000	$550,000	$8,855,000

The Company’s disaggregated revenues consisted of the following for the six months ended June 30, 2021:

	Six months ended June 30, 2021
	GWW	TurnOnGreen	Ault Alliance	Total
Primary Geographical Markets
North America	$4,029,000	$2,497,000	$852,000	$7,378,000
Europe	3,752,000	562,000	-	4,314,000
Middle East and other	5,044,000	154,000	-	5,198,000
Revenue from contracts with customers	12,825,000	3,213,000	852,000	16,890,000
Revenue, lending and trading activities (North America)	-	-	58,485,000	58,485,000
Total revenue	$12,825,000	$3,213,000	$59,337,000	$75,375,000

Major Goods
RF/microwave filters	$2,291,000	$-	$-	$2,291,000
Detector logarithmic video amplifiers	144,000	-	-	144,000
Power supply units	478,000	3,213,000	-	3,691,000
Power supply systems	4,708,000	-	-	4,708,000
Healthcare diagnostic systems	413,000	-	-	413,000
Defense systems	4,791,000	-	-	4,791,000
Digital currency mining	-	-	421,000	421,000
Other	-	-	431,000	431,000
Revenue from contracts with customers	2,825,000	3,213,000	852,000	16,890,000
Revenue, lending and trading activities	-	-	58,485,000	58,485,000
Total revenue	$12,825,000	$3,213,000	$59,337,000	$75,375,000

Timing of Revenue Recognition
Goods transferred at a point in time	$7,621,000	$3,213,000	$852,000	$11,686,000
Services transferred over time	5,204,000	-	-	5,204,000
Revenue from contracts with customers	$12,825,000	$3,213,000	$852,000	$16,890,000

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurement at June 30, 2022
	Total	Level 1	Level 2	Level 3
Investment in term promissory note of Ault & Company, Inc. (“Ault & Company”) and other – a related party	$2,770,000	$-	$-	$2,770,000
Investment in common stock of Alzamend Neuro, Inc. (“Alzamend”) – a related party	8,845,000	8,845,000	-	-
Investments in marketable equity securities	17,467,000	17,467,000	-	-
Cash and marketable securities held in trust account	116,895,000	116,895,000	-	-
Investments in other equity securities	804,000	-	-	804,000
Total assets measured at fair value	$146,781,000	$143,207,000	$-	$3,574,000

	Fair Value Measurement at December 31, 2021
	Total	Level 1	Level 2	Level 3
Investment in term promissory note of Ault & Company and other – a related party	$2,842,000	$-	$-	$2,842,000
Investment in common stock of Alzamend – a related party	13,230,000	13,230,000	-	-
Investments in marketable equity securities	40,380,000	40,380,000	-	-
Cash and marketable securities held in trust account	116,725,000	116,725,000	-	-
Investments in other equity securities	9,215,000	-	-	9,215,000
Total assets measured at fair value	$182,392,000	$170,335,000	$-	$12,057,000

The Company assesses the inputs used to measure fair value using the three-tier hierarchy based on the extent to which inputs used in measuring fair value are observable in the market. For investments where little or no public market exists, management’s determination of fair value is based on the best available information which may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration various factors including earnings history, financial condition, recent sales prices of the issuer’s securities and liquidity risks.

 The following table summarizes the changes in investments in other equity securities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the six months ended June 30, 2022:

Investments in other equity securities
Balance at January 1, 2022	$9,215,000
Investment in preferred stock	2,550,000
Change in fair value of warrants	13,867,000
Conversion to marketable securities	(24,828,000)
Balance at June 30, 2022	$804,000

See Note 11 for the changes in investments in Ault & Company measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) during the three and six months ended June 30, 2022.

Other equity securities also include investments in entities that do not have a readily determinable fair value and do not report net asset value per share. These investments are accounted for using a measurement alternative under which they are measured at cost and adjusted for observable price changes and impairments. Observable price changes result from, among other things, equity transactions for the same issuer executed during the reporting period, including subsequent equity offerings or other reported equity transactions related to the same issuer. For these transactions to be considered observable price changes of the same issuer, the Company evaluates whether these transactions have similar rights and obligations, including voting rights, distribution preferences, conversion rights, and other factors, to the investments the Company holds. Any investments adjusted to their fair value by applying the measurement alternative are disclosed as nonrecurring fair value measurements, including the level in the fair value hierarchy that was used. As of June 30, 2022 and December 31, 2021, investments in other equity securities valued using a measurement alternative of $37.7 million and $21.3 million, respectively, are included in other equity securities in the accompanying condensed consolidated balance sheets.

The following table presents information on the assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy as of June 30, 2022 and December 31, 2021. These investments were not measured due to an observable price change or impairment during the six months ended June 30, 2022.

	Fair Value Measurement Using
	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of June 30, 2022
Investments in other equity securities that do not report net asset value	$37,691,000	$-	$-	$37,691,000

	Fair Value Measurement Using
	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2021
Investments in other equity securities that do not report net asset value	$21,241,000	$-	$-	$21,241,000

6. MARKETABLE EQUITY SECURITIES

Marketable equity securities with readily determinable market prices consisted of the following as of June 30, 2022 and December 31, 2021:

	Marketable equity securities at June 30, 2022
		Gross unrealized	Gross unrealized
	Cost	gains	losses	Fair value
Common shares	$26,063,000	$481,000	$(9,077,000)	$17,467,000

	Marketable equity securities at December 31, 2021
		Gross unrealized	Gross unrealized
	Cost	gains	losses	Fair value
Common shares	$53,475,000	$32,000	$(13,127,000)	$40,380,000

The Company’s investment in marketable equity securities are revalued on each balance sheet date.

7. PROPERTY AND EQUIPMENT, NET

At June 30, 2022 and December 31, 2021, property and equipment consisted of:

	June 30, 2022	December 31, 2021
Cryptocurrency machines and related equipment	$76,963,000	$10,763,000
Computer, software and related equipment	18,697,000	8,884,000
Office furniture and equipment	2,585,000	702,000
Land	25,696,000	25,696,000
Building and improvements	70,926,000	68,959,000
	194,867,000	115,004,000
Accumulated depreciation and amortization	(10,403,000)	(5,096,000)
Property and equipment placed in service, net	184,464,000	109,908,000
Deposits on cryptocurrency machines	61,523,000	64,117,000
Property and equipment, net	$245,987,000	$174,025,000

For the six months ended June 30, 2022 and 2021, depreciation expense amounted to $6.3 million and $0.4 million, respectively.

8. BUSINESS COMBINATIONS

Overview of AVLP Acquisition

On June 1, 2022, the Company converted the principal amount under the convertible promissory notes issued to it by AVLP and accrued but unpaid interest into common stock of AVLP. The Company converted $20.0 million in principal and $5.9 million of accrued interest receivable at a conversion price of $0.50 per share and received 51,889,168 shares of common stock increasing its common stock ownership of AVLP from less than 20% to approximately 92%.

Prior to the conversion of the convertible promissory notes, the Company accounted for its investment in AVLP as an investment in an unconsolidated entity under the equity method of accounting. In connection with the conversion of the convertible promissory notes, the Company’s consolidated financial statements now include all of the accounts of AVLP, and any significant intercompany balances and transactions have been eliminated in consolidation.

The consideration transferred for the Company’s approximate 92% ownership interest in connection with this acquisition aggregated $20.7 million, which represented the fair value of the Company’s holdings in AVLP immediately prior to conversion. The carrying amount of the Company’s holdings in AVLP immediately prior to conversion was $23.4 million, resulting in a $2.7 million loss for the related remeasurement, which was recognized in interest and other income. The allocation of the total consideration transferred to the assets acquired, including intangible assets and goodwill, and the liabilities assumed is preliminary and could be revised as a result of additional information obtained due to the finalization of a third-party valuation report, leases and related commitments, tax related matters and contingencies and certain assets and liabilities, including receivables and payables. Amounts will be finalized within the measurement period, which will not exceed one year from the acquisition date. The goodwill resulting from this acquisition is not tax deductible.

The following table presents the final allocation of the consideration transferred to the assets acquired and liabilities assumed based on their fair values.

Preliminary allocation
Total purchase consideration	$20,706,000
Fair value of non-controlling interest	6,706,000
Total consideration	$27,412,000

Identifiable net liabilities assumed:
Cash	$1,245,000
Prepaid expenses and other current assets	55,000
Property and equipment	5,057,000
Note receivable	800,000
Accounts payable and accrued expenses	(6,935,000)
Convertible notes payable, principal	(9,734,000)
Fair value of embedded derivative	(1,226,000)
Fair value of bifurcated conversion option	(4,425,000)
Fair value of bifurcated put option	(200,000)
Net liabilities assumed	(15,363,000)
Goodwill	$42,775,000

The Company consolidates the results of AVLP on a one-month lag, therefore the statements of operations do not include results for AVLP for the three and six months ended June 30, 2022.

Overview of SMC Acquisition

Beginning in June 2022, the Company, through its subsidiary Digital Power Lending, LLC (“DP Lending”), began making open market purchases of SMC common stock. These purchases granted the Company a greater than 20% effective ownership on June 9, 2022, and subsequently, on June 15, 2022, the Company owned more than 50% of the issued and outstanding common stock of SMC. The Company’s ownership of SMC stands at 51.6% as of June 30, 2022.

As of June 15, 2022 (“Acquisition Date”), the purchase price of the common stock acquired totaled $7.4 million and on June 15, 2022 a $3.1 million gain was recognized in interest and other income for the remeasurement of the Company’s previously held ownership interest to $10.5 million, based on the trading price of SMC common stock. The Company also recognized non-controlling interest at fair value as of the Acquisition Date in the amount of $10.3 million.

The allocation of the total consideration transferred to the assets acquired, including intangible assets and goodwill, and the liabilities assumed, is preliminary and could be revised as a result of additional information obtained due to the finalization of a third-party valuation report, leases and related commitments, tax related matters and contingencies and certain assets and liabilities, including receivables and payables. Amounts will be finalized within the measurement period, which will not exceed one year from the Acquisition Date. The goodwill resulting from this acquisition is not tax deductible.

The Company consolidates the results of SMC on a one-quarter lag as it enables the Company to report its quarterly results independent from the timing of when SMC reports its results, therefore the statements of operations do not include results for SMC for the three and six months ended June 30, 2022.

The following table presents the preliminary allocation of the consideration transferred to the assets acquired and liabilities assumed based on their fair values.

Preliminary Allocation
Total purchase consideration	$10,517,000
Fair value of non-controlling interest	10,336,000
Total consideration	$20,853,000

Identifiable net assets acquired:
Cash	$2,278,000
Accounts receivable	9,891,000
Prepaid expenses and other current assets	673,000
Inventories	12,840,000
Property and equipment, net	529,000
Right-of-use assets	1,073,000
Other assets	83,000
Intangible assets:
Trade names-estimated useful life of 19 years	2,470,000
Customer relationships-estimated useful life of 16 years	1,380,000
Proprietary technology-estimated useful life of 3 years	600,000
Accounts payable and accrued expenses	(10,052,000)
Notes payable	(2,972,000)
Lease liabilities	(1,124,000)
Net assets acquired	17,669,000
Goodwill	$3,184,000

Unaudited Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations for the three and six months ended June 30, 2022 have been prepared as if the SMC acquisition had occurred on January 1, 2022.

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Total revenues	$29,058,000	$64,717,000
Net loss attributable to BitNile Holdings, Inc.	$(26,206,000)	$(56,531,000)

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

9. GOODWILL

The Company’s goodwill increased due to the acquisition of controlling interests in AVLP on June 1, 2022 and SMC on June 15, 2022. The following table summarizes the changes in the Company’s goodwill for the six months ended June 30, 2022:

Goodwill
Balance as of January 1, 2022	$10,090,000
Acquisition of AVLP	42,775,000
Acquisition of SMC	3,184,000
Effect of exchange rate changes	(727,000)
Balance as of June 30, 2022	$55,322,000

10. INCREASE IN OWNERSHIP INTEREST OF SUBSIDIARIES

On May 12, 2022, BNI closed a $1.8 million membership interest purchase agreement whereby BNI acquired the 30% minority interest of Alliance Cloud Services, LLC (“ACS”) which BNI did not previously own, resulting in ACS becoming a wholly-owned subsidiary of BNI. ACS owns and operates the Company’s Michigan data center, where BNI conducts the Company’s Bitcoin mining operations.

Between June 15, 2022 and June 30, 2022, DP Lending increased the Company’s ownership interest in SMC through the open market purchase of approximately 55,000 shares for $430,000.

11. INVESTMENTS – RELATED PARTIES

Investments in Alzamend and Ault & Company at June 30, 2022 and December 31, 2021, were comprised of the following:

Investment in Promissory Notes, Related Parties

	Interest	Due	June 30,	December 31,
	rate	date	2022	2021
Investment in promissory note of Ault & Company	8%	December 31, 2022	$2,500,000	$2,500,000
Accrued interest receivable, Ault & Company			270,000	170,000
Other			-	172,000
Total investment in promissory note, related party			$2,770,000	$2,842,000

Investment in Common Stock and Options, Related Parties

	June 30,	December 31,
	2022	2021
Investment in common stock and options of Alzamend	$8,845,000	$13,230,000

The following table summarizes the changes in the Company’s investments in Alzamend and Ault & Company during the six months ended June 30, 2022:

	Investment in warrants and common stock of Alzamend	Investment in promissory notes of Ault & Company
Balance at January 1, 2022	$13,230,000	$2,842,000
Investment in common stock and options of Alzamend	4,663,000	-
Unrealized loss in common stock of Alzamend	(9,048,000)	-
Amortization of related party investment	-	(173,000)
Accrued interest	-	101,000
Balance at June 30, 2022	$8,845,000	$2,770,000

Investments in Alzamend Common Stock

The following table summarizes the changes in the Company’s investments in Alzamend common stock during the six months ended June 30, 2022:

	Shares of	Per Share	Investment in
	Common Stock	Price	Common Stock
Balance at January 1, 2022	6,947,000	$1.90	$13,230,000
March 9, 2021 securities purchase agreement*	2,667,000	$1.50	4,000,000
Open market purchases after initial public offering	618,000	$1.07	663,000
Unrealized loss in common stock of Alzamend			(9,048,000)
Balance at June 30, 2022	10,232,000	$0.86	$8,845,000

*	Pursuant to the March 9, 2021 securities purchase agreement, in aggregate, Alzamend agreed to sell up to 6,666,667 shares of its common stock to DP Lending for $10.0 million, or $1.50 per share, and issue to DP Lending warrants to acquire 3,333,334 shares of Alzamend common stock with an exercise price of $3.00 per share. As of December 31, 2021, DP Lending funded $6.0 million, including the conversion of notes and advances of $0.8 million, and the remaining $4.0 million was funded upon Alzamend achieving certain milestones during the three months ended June 30, 2022.

12. INVESTMENT IN UNCONSOLIDATED ENTITY – AVLP

Equity Investments in Unconsolidated Entity – AVLP

The Company converted its AVLP convertible promissory note on June 1, 2022 as part of the acquisition of AVLP (see Note 8). Equity investments in the then unconsolidated entity, AVLP, at December 31, 2021, were comprised of the following:

Investment in Promissory Notes

	Interest rate	Due date	December 31, 2021
Investment in convertible promissory note	12%	2022-2026	$17,799,000
Investment in promissory note – Alpha Fund	8%	June 30, 2022	3,600,000
Accrued interest receivable			2,092,000
Other			600,000
Total investment in promissory notes, gross			24,091,000
Less: provision for loan losses			(2,000,000)
Total investment in promissory note			$22,091,000

The following table summarizes the changes in the Company’s equity investments in the then unconsolidated entity, AVLP, during the six months ended June 30, 2022:

	Investment in	Investment in
	warrants and	promissory notes	Total
	common stock	and advances	investment
Balance at January 1, 2022	$39,000	$22,091,000	$22,130,000
Investment in convertible promissory notes	-	2,200,000	2,200,000
Loss from equity investment	(39,000)	(885,000)	(924,000)
Accrued interest	-	143,000	143,000
Loss on remeasurement upon conversion	-	(2,700,000)	(2,700,000)
Conversion of AVLP convertible promissory notes	-	(17,040,000)	(17,040,000)
Elimination of intercompany debt after conversion	-	(3,809,000)	(3,809,000)
Balance at June 30, 2022	$-	$-	$-

13. CONSOLIDATED VARIABLE INTEREST ENTITY - ALPHA FUND

Alpha Fund – Consolidated Variable Interest Entity

As of June 30, 2022 and December 31, 2021, the Company held an investment in Ault Alpha LP (“Alpha Fund”). Alpha Fund operates as a private investment fund. The general partner of Alpha Fund, Ault Alpha GP LLC (“Alpha GP”) is owned by Ault Capital Management LLC (the “Investment Manager”), which also acts as the investment manager to Alpha Fund. The Investment Manager is owned by Ault & Company. Messrs. Ault, Horne, Nisser and Cragun, who serve as executive officers and/or directors of the Company, are executive officers of the Investment Manager, and Messrs. Ault, Horne and Nisser are executive officers and directors of Ault & Company.

As of June 30, 2022, DP Lending subscribed for $25 million or 100% of the limited partnership interests in Alpha Fund, the full amount of which was funded, an increase of $8 million from the $17 million subscribed and funded as of December 31, 2021. These investments are subject to a rolling five-year lock-up period, provided that after three years, Alpha GP will waive 24 months of the lock-up period upon receipt of written notice from an executive officer of the Company that a withdrawal of capital is required to prevent a going concern opinion from the Company’s auditors, under the terms of Alpha Fund’s partnership agreement and side letter entered into between the Company and Alpha Fund.

The Company consolidates Alpha Fund as a variable interest entity (a “VIE”) due to its significant level of influence and control of Alpha Fund, the size of its investment, and its ability to participate in policy making decisions, the Company is considered the primary beneficiary of the VIE.

Investments by Alpha Fund – Treasury Stock

As of June 30, 2022, Alpha Fund owned 22,225,000 shares of the Company’s common stock and 53,033 shares of the Company’s 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock (the “Series D Preferred Stock”), accounted for as treasury stock as of June 30, 2022.

14. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Other current liabilities at June 30, 2022 and December 31, 2021 consisted of:

	June 30,	December 31,
	2022	2021
Accounts payable	$18,348,000	$6,902,000
Accrued payroll and payroll taxes	6,540,000	5,027,000
Financial instrument liabilities	934,000	4,249,000
Accrued legal	1,787,000	2,637,000
Interest payable	3,680,000	187,000
Other accrued expenses	12,236,000	3,753,000
	$43,525,000	$22,755,000

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

The financial instruments were valued using a variety of pricing models with the following valuation assumptions:

	June 30, 2022	December 31, 2021
Contractually stipulated stock price	$2.50	$2.50
Exercise price	$2.50	$2.50
Contractually defined remaining term	5.0	5.0
Contractually defined volatility	135%	135%
Dividend yield	0%	0%
Risk-free interest rate	3.0%	1.3%

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

The following table sets forth a summary of the changes in the estimated fair value of the financial instruments during the six months ended June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021
Beginning balance	$4,249,000	$4,192,000
Change in fair value	24,000	388,000
Extinguishment	(3,339,000)	-
Ending balance	$934,000	$4,580,000

15. NOTES PAYABLE

Notes payable at June 30, 2022 and December 31, 2021, were comprised of the following.

	Interest rate	Due date	June 30, 2022	December 31, 2021
Short-term notes payable	12.0%	Aug. – Nov. 2022	$92,000	$118,000
10% original issue discount senior secured notes			-	65,972,000
AGREE Madison secured construction loans	7.0%	January 1, 2025	55,055,000	55,055,000
SMC line of credit	15.5%	June 11, 2023	2,500,000	-
SMC installment notes	7.6%	June 18, 2024	195,000	-
SMC notes payable	6.0%	Sep. 2024 – Feb. 2025	353,000	-
XBTO Trading note payable	12.5%	December 30, 2023	4,000,000	-
Short-term bank line of credit	3.9%	Renews monthly	1,736,000	960,000
Total notes payable			$63,931,000	$122,105,000
Less:
Unamortized debt discounts			(1,044,000)	(27,496,000)
Total notes payable, net			$62,887,000	$94,609,000
Less: current portion			(7,340,000)	(39,554,000)
Notes payable – long-term portion			$55,547,000	$55,055,000

SMC Debt Security Interest

The SMC debt is secured by a perfected security interest in all SMC assets including a first-priority security interest in SMC accounts receivable and inventory.

Amortization of Debt Discount of Secured Promissory Notes

On December 30, 2021, the Company entered into a securities purchase agreement with certain accredited investors providing for the issuance of:

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

16. CONVERTIBLE NOTES

Convertible notes payable at June 30, 2022 and December 31, 2021, were comprised of the following:

	Conversion price per share	Interest rate	Due date	June 30, 2022	December 31, 2021
Convertible promissory note	$4.00	4%	May 10, 2024	$660,000	$660,000
AVLP convertible promissory notes	$0.35 (AVLP stock)	15%	August 22, 2025	9,911,000	-
Fair value of embedded derivative				1,226,000	-
Fair value of bifurcated conversion option				4,425,000	-
Fair value of bifurcated put option				200,000	-
Less: unamortized debt discounts				(329,000)	(192,000)
Total convertible notes payable, net of financing cost				$16,093,000	$468,000
Less: current portion				(1,884,000)	-
Total convertible notes payable, net of financing cost, long term				$14,209,000	$468,000

AVLP convertible promissory notes

The AVLP convertible notes payable are due and payable on August 22, 2025, with interest at 7% per annum. At the election of the holders, outstanding principal and accrued but unpaid interest under the notes are convertible into shares of AVLP’s common stock at a conversion price equal to either (i) if the aggregate market capital of AVLP on the date of conversion (the “Market Cap”) is $35 million or less, at a 25% discount to the market price, or (ii) if the Market Cap is greater than $35 million, at a 25% discount to the market price, provided that such discount shall be increased by dividing it by the quotient that shall be obtained by dividing $35 million by the Market Cap at the time of conversion, provided, however, any increase in the discount to the market price shall not result in a discount that is greater than a 75% discount (the “Conversion Price”). Notwithstanding the foregoing, in no event shall the Conversion Price be less than $0.35.

17. COMMITMENTS AND CONTINGENCIES

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

On December 4, 2020, the Court issued an Order directing the parties to engage in limited discovery to be completed by March 4, 2021. In connection therewith, the Court also denied the defendants’ motion to dismiss without prejudice.

On June 2, 2021, the Company and its subsidiary filed a motion to dismiss the Amended Complaint in its entirety as against the Company, and the promissory estoppel claim as against the subsidiary.

On August 8, 2022, the Court issued an Order denying the motion to dismiss, in its entirety.

The deadline for the Company and its subsidiaries to file an Answer to the Amended Complaint is September 2, 2022.

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

18. STOCKHOLDERS’ EQUITY

2022 Issuances

2022 ATM Offering – Common Stock

On February 25, 2022, the Company entered into an At-The-Market issuance sales agreement with Ascendiant Capital Markets, LLC (“Ascendiant Capital”) to sell shares of common stock having an aggregate offering price of up to $200 million from time to time, through an “at the market offering” program (the “2022 Common ATM Offering”). As of June 30, 2022, the Company had sold an aggregate of 239.7 million shares of common stock pursuant to the 2022 Common ATM Offering for gross proceeds of $163.4 million.

Public Offering of Series D Preferred Stock

The Company has designated 2,000,000 shares of preferred stock, par value $0.001 per share, of the Company as the Series D Preferred Stock.

On June 3, 2022, the Company announced the closing of its public offering of 144,000 shares of its Series D Preferred Stock at a price to the public of $25.00 per share. Gross proceeds from the offering were approximately $3.6 million, before deducting offering expenses. Net proceeds to the Company, after payment of commissions, non-accountable fees and offering expenses were $3.1 million.

2022 ATM Offering – Preferred Stock

On June 14, 2022, the Company entered into an At-The-Market equity offering program with Ascendiant Capital under which it may sell, from time to time, shares of its Series D Preferred Stock for aggregate gross proceeds of up to $46,400,000 (the “2022 Preferred ATM Offering”). As of June 30, 2022, the Company had sold an aggregate of 2,618 shares of Series D Preferred Stock pursuant to the 2022 Preferred ATM Offering for gross proceeds of $57,000.

19. INCOME TAXES

The Company calculates its interim income tax provision in accordance with ASC Topic 270, Interim Reporting, and ASC Topic 740, Income Taxes. The Company’s effective tax rate (“ETR”) from continuing operations was 0.4% and (7.4%) for the six months ended June 30, 2022 and 2021, respectively. The Company an income tax provision of $0.2 million and $3.5 million for the six months ended June 30, 2022 and 2021, respectively. The difference between the ETR and federal statutory rate of 21% is primarily attributable to items recorded for GAAP but permanently disallowed for U.S. federal income tax purposes and changes in valuation allowance.

20. NET (LOSS) INCOME PER SHARE

For the three and six months ended June 30, 2022, net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for the three and six months ended June 30, 2022, as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for the period. Anti-dilutive securities, which are convertible into or exercisable for the Company’s common stock, consisted of the following at June 30, 2022:

June 30, 2022
Stock options	6,396,000
Restricted stock grants	2,085,000
Warrants	18,493,000
Convertible notes	165,000
Convertible preferred stock	2,000
Total	27,141,000

Basic and diluted net income per common share for the three and six months ended June 30, 2021 are calculated as follows:

	For the Three Months Ended June 30, 2021
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income attributable to BitNile Holdings	$41,216,000
Less: Preferred stock dividends	(4,000)

Basic earnings per share
Net income available to common stockholders	42,212,000	50,783,000	$0.83

Effect of dilutive securities
Stock options	—	292,000
Warrants	290,000	1,540,000
4% convertible notes	7,000	165,000

Diluted earnings per share
Income available to common stockholders plus assumed conversions	$42,509,000	52,780,000	$0.81

	For the Six Months Ended June 30, 2021
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income attributable to BitNile Holdings	$44,215,000
Less: Preferred stock dividends	(9,000)

Basic earnings per share
Net income available to common stockholders	44,206,000	45,052,000	$0.98

Effect of dilutive securities
Stock options	—	422,000
Warrants	(388,000)	1,935,000
4% convertible notes	13,000	165,000

Diluted earnings per share
Income available to common stockholders plus assumed conversions	$43,831,000	47,574,000	$0.92

21. SEGMENT AND CUSTOMERS INFORMATION

The Company had six reportable segments as of June 30, 2022 and three as of June 30, 2021; see Note 1 for a brief description of the Company’s business.

The following data presents the revenues, expenditures and other operating data of the Company’s operating segments for the three and six months ended June 30, 2022:

	Three Months Ended June 30, 2022
	GWW	TurnOnGreen	Ault Alliance	BNI	AGREE	Ault Disruptive	Holding Company	Total
Revenue	$6,503,000	$1,062,000	$12,000	$-	$-	$-	$-	$7,577,000
Revenue, cryptocurrency mining	-	-	-	3,976,000	-	-	-	3,976,000
Revenue, commercial real estate leases	-	-	-	272,000	-	-	-	272,000
Revenue, lending and trading activities	-	-	943,000	-	-	-	-	943,000
Revenue, hotel operations	-	-	-	-	4,598,000	-	-	4,598,000
Total revenues	$6,503,000	$1,062,000	$955,000	$4,248,000	$4,598,000	$-	$-	$17,366,000

Depreciation and amortization expense	$298,000	$4,000	$34,000	$2,613,000	$827,000	$-	$711,000	$4,487,000

Loss from operations	$(1,076,000)	$(445,000)	$(11,486,000)	$(3,454,000)	$(166,000)	$(489,000)	$(6,603,000)	$(23,719,000)

Capital expenditures for the three months ended June 30, 2022	$156,000	$50,000	$761,000	$36,397,000	$(15,000)	$-	$71,000	$37,420,000

	Six Months Ended June 30, 2022
	GWW	TurnOnGreen	Ault Alliance	BNI	AGREE	Ault Disruptive	Holding Company	Total
Revenue	$13,749,000	$2,191,000	$19,000	$-	$-	$-	$-	$15,959,000
Revenue, cryptocurrency mining	-	-	-	7,524,000	-	-	-	7,524,000
Revenue, commercial real estate leases	-	-	-	549,000	-	-	-	549,000
Revenue, lending and trading activities	-	-	18,864,000	-	-	-	-	18,864,000
Revenue, hotel operations	-	-	-	-	7,296,000	-	-	7,296,000
Total revenues	$13,749,000	$2,191,000	$18,883,000	$8,073,000	$7,296,000	$-	$-	$50,192,000

Depreciation and amortization expense	$519,000	$10,000	$68,000	$4,140,000	$1,655,000	$-	$53,000	$6,445,000

Income (loss) from operations	$(1,220,000)	$(1,620,000)	$426,000	$(3,817,000)	$(1,548,000)	$(786,000)	$(14,124,000)	$(22,689,000)

Capital expenditures for the six months ended June 30, 2022	$285,000	$125,000	$849,000	$71,384,000	$19,000	$-	$117,000	$72,779,000

AVLP and SMC Segment Information

The AVLP and SMC acquisitions were completed in June 2022. The results of operations were not material to the Company’s consolidated results of operations for the three and six months ended June 30, 2022. As of June 30, 2022, identifiable assets for AVLP and SMC were $49.9 million and $35.0 million, respectively.

Segment information for the three and six months ended June 30, 2021:

	Three Months Ended June 30, 2021
	GWW	TurnOnGreen	Ault Alliance	BNI	AGREE	Ault Disruptive	Holding Company	Total
Revenue	$6,475,000	$1,831,000	$50,000	$-	$-	$-	$-	$8,356,000
Revenue, cryptocurrency mining	-	-	-	291,000	-	-	-	291,000
Revenue, commercial real estate leases	-	-	-	208,000	-	-	-	208,000
Revenue, lending and trading activities	-	-	53,274,000	-	-	-	-	53,274,000
Revenue, hotel operations	-	-	-	-	-	-	-	-
Total revenues	$6,475,000	$1,831,000	$53,324,000	$499,000	$-	$-	$-	$62,129,000

Depreciation and amortization expense	$213,000	$6,000	$27,000	$111,000	$-	$-	$13,000	$370,000

Income (loss) from operations	$(1,000,000)	$117,000	$49,375,000	$(197,000)	$-	$(118,000)	$(2,354,000)	$45,823,000

Capital expenditures for the three months ended June 30, 2021	$474,000	$-	$12,000	$650,000	$-	$-	$105,000	$1,241,000

	Six Months Ended June 30, 2021
	GWW	TurnOnGreen	Ault Alliance	BNI	AGREE	Ault Disruptive	Holding Company	Total
Revenue	$12,826,000	$3,213,000	$126,000	$-	$-	$-	$-	$16,165,000
Revenue, cryptocurrency mining	-	-	-	421,000	-	-	-	421,000
Revenue, commercial real estate leases	-	-	-	304,000	-	-	-	304,000
Revenue, lending and trading activities	-	-	58,485,000		-	-	-	58,485,000
Revenue, hotel operations	-	-			-	-	-	-
Total revenues	$12,826,000	$3,213,000	$58,611,000	$725,000	$-	$-	$-	$75,375,000

Depreciation and amortization expense	$428,000	$13,000	$28,000	$152,000	$-	$-	$16,000	$637,000

Income (loss) from operations	$(788,000)	$(83,000)	$53,781,000	$(500,000)	$-	$(188,000)	$(5,197,000)	$47,025,000

Capital expenditures for the six months ended June 30, 2021	$566,000	$-	$285,000	$4,634,000	$-	$-	$105,000	$5,590,000

22. CONCENTRATIONS OF CREDIT AND REVENUE RISK

Accounts receivable are concentrated with certain large customers. At June 30, 2022, approximately 38% of accounts receivable were due from two customers in North America, each of which individually accounted for over 10% of consolidated accounts receivable.

For the three months ended June 30, 2022, one customer represented 13% of consolidated revenues.

23. SUBSEQUENT EVENTS

2022 Common ATM Offering

During the period between July 1, 2022 through August 18, 2022, the Company sold an aggregate of 6.5 million shares of common stock pursuant to the 2022 Common ATM Offering for gross proceeds of $2.1 million.

2022 Preferred ATM Offering

During the period between July 1, 2022 through August 18, 2022, the Company sold an aggregate of 6,866 shares of Series D Preferred Stock pursuant to the 2022 Preferred ATM Offering for gross proceeds of $126,000.

Investments in Alpha Fund

During the period between July 1, 2022 through August 18, 2022, DP Lending purchased an additional $6.5 million of limited partnership interests in Alpha Fund. As of August 18, 2022, DP Lending had subscribed for $31.5 million of limited partnership interests.

Formation of Ault Energy

On July 11, 2022, the Company announced the formation of Ault Energy, LLC (“Ault Energy”), as an indirect wholly-owned subsidiary of the Company through Ault Alliance. Ault Energy will partner with White River Holdings Corp. (“White River”), a wholly owned subsidiary of Ecoark Holdings, Inc. (“Ecoark”), on drilling projects across 30,000 acres in Texas, Louisiana and Mississippi. Ault Energy, as DP Lending’s designee, has the right to purchase up to 25%, or such higher percentages at the discretion of White River, in various drilling projects of White River. In August 2022, Ault Energy committed to purchasing 40% of the first drilling project offered, at a cost to Ault Energy of approximately $1 million.

Note Purchase Agreement

On August 10, 2022, the Company, through its BNI and DP Lending subsidiaries, entered into a note purchase agreement providing for the issuance of secured promissory notes with an aggregate principal face amount of $11,000,000 and an interest rate of 10%. The purchase price (proceeds to the Company) for the secured promissory notes was $10.0 million. The secured promissory notes have a security interest in marketable securities, investments and certain Bitcoin mining equipment. The secured promissory notes are further secured by a guaranty provided by the Company, as well as by Milton C. Ault, the Executive Chairman of the Company.

The maturity date of the secured promissory notes is August 10, 2023. The Company is required to make monthly payment (principal and interest) of $1,000,000 on the tenth calendar day of each month, starting in September 2022. After six months, the Company may elect to pay a forbearance fee of $250,000 in lieu of a monthly payment, which would extend the maturity date of the related secured promissory notes.

Hosting Agreement

On August 15, 2022, the Company, through its BNI subsidiary, entered into a hosting agreement with Compute North LLC (“Compute North”) to host 6,500 S19j Pro Antminers owned by BNI for a period of five years. The Company granted Compute North a continuing first-position security interest in the hosted miners, as collateral for the Company’s obligations under the hosting agreement.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this quarterly report, the “Company,” “BitNile,” “we,” “us” and “our” refer to BitNile Holdings, Inc., a Delaware corporation. BitNile is a diversified holding company pursuing growth by acquiring undervalued businesses and disruptive technologies with a global impact. Through its wholly and majority owned subsidiaries and strategic investments, we own and operate a data center at which we mine Bitcoin, and provide mission-critical products that support a diverse range of industries, including defense/aerospace, industrial, automotive, medical/biopharma, karaoke audio equipment, hotel operations and textiles. In addition, we own and operate hotels and extends credit to select entrepreneurial businesses through a licensed lending subsidiary.

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

On February 25, 2022, we entered into an At-The-Market issuance sales agreement with Ascendiant Capital Markets, LLC (“Ascendiant Capital”) to sell shares of common stock having an aggregate offering price of up to $200 million from time to time, through an “at the market offering” program (the “2022 Common ATM Offering”). As of June 30, 2022, we had sold an aggregate of 239.7 million shares of common stock pursuant to the 2022 Common ATM Offering for gross proceeds of $163.4 million.

On March 20, 2022, we and our majority owned subsidiary Imperalis Holding Corp. (“IMHC”) entered into a securities purchase agreement (the “Agreement”) with TurnOnGreen, Inc. (“TurnOnGreen”), a wholly owned subsidiary of ours. According to the Agreement, we will (i) deliver to IMHC all of the outstanding shares of common stock of TurnOnGreen that we own, and (ii) forgive and eliminate the intracompany accounts between us and TurnOnGreen evidencing historical equity investments made by us in TurnOnGreen, in the approximate amount of $25 million, in consideration for the issuance by IMHC to us (the “Transaction”) of an aggregate of 25,000 newly designated shares of Series A Preferred Stock (the “IMHC Preferred Stock”), with each such share having a stated value of $1,000. The closing of the Transaction is subject to our delivery to IMHC of audited financial statements of TurnOnGreen and other customary closing conditions. Immediately following the completion of the Transaction, TurnOnGreen will be a wholly-owned subsidiary of IMHC. The parties to the Agreement have agreed that, upon completion of the Transaction, IMHC will change its name to TurnOnGreen, Inc., and, through an upstream merger whereby the current TurnOnGreen shall cease to exist, IMHC shall own TurnOnGreen’s two operating subsidiaries, TOG Technologies Inc. and Digital Power Corporation. Following the closing of the Transaction, IMHC will dissolve its dormant subsidiary.

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

Under the Asset Purchase Agreement, Ault Alliance or its designee(s), upon the closing of the transactions contemplated thereby, were to purchase the Assets and assume certain of EYP’s obligations associated with the purchased Assets through a supervised sale under Section 363 of the Bankruptcy Code. Ault Alliance’s stalking horse bid is based on an enterprise value of approximately $67.7 million, which includes the purchase price for the Assets under the Asset Purchase Agreement of $62.5 million, as adjusted by a closing working capital adjustment (the “Purchase Price”), plus Ault Alliance’s assumption of certain liabilities. The Purchase Price would be paid in cash, less the outstanding amount of the DIP Loans and the senior secured loans previously issued by Ault Alliance to EYP, in an approximate aggregate amount of $11.8 million, and less the amount of certain liabilities assumed by Ault Alliance. The Asset Purchase Agreement required the Asset Purchase to close by June 30, 2022. Consummation of the Asset Purchase was subject to Bankruptcy Court approved bidding procedures, higher and better offers made in the auction by other potential bidders, approval of the highest bidder by the Bankruptcy Court and customary closing conditions. On July 7, 2022, we announced that Ault Alliance did not acquire the assets of EYP as a result of a higher bidder. Ault Alliance lent $8.0 million to EYP and earned $4.7 million in interest, penalties and break-up fees from October 2021 through June 2022. The principal amount of the loans, interest, penalties and break-up fees, were fully repaid on June 30, 2022.

On April 26, 2022, Digital Power Lending, LLC (“DP Lending”) made an additional $4 million investment in Alzamend Neuro, Inc. (“Alzamend”), a related party and early clinical-stage biopharmaceutical company focused on developing novel products for the treatment of neurodegenerative diseases and psychiatric disorders. During 2021, DP Lending entered into a securities purchase agreement (the “SPA”) with Alzamend to invest $10 million in Alzamend common stock and warrants, subject to the achievement of certain milestones. DP Lending had previously funded $6 million pursuant to the terms of the SPA and the achievement of certain milestones related to the U.S. Food and Drug Administration approval of Alzamend’s Investigational New Drug application and Phase 1a human clinical trials for AL001. On April 26, 2022, DP Lending funded the remaining amount due to achievement of the final milestone, the receipt of the full data set from Alzamend’s Phase 1 clinical trial for AL001. DP Lending retains the option to acquire an additional 6,666,667 shares of Alzamend common stock and warrants to purchase another 3,333,334 such shares for an aggregate of $10 million.

On May 12, 2022, BNI closed a $1.8 million membership interest purchase agreement whereby BNI acquired the 30% minority interest of ACS which BNI did not previously own, resulting in ACS becoming a wholly-owned subsidiary of BNI. ACS owns and operates our Michigan data center, where BNI conducts our Bitcoin mining operations.

On May 26, 2022, we entered into an underwriting agreement (the “Underwriting Agreement”) with Alexander Capital, L.P., as representative of the several underwriters named therein (collectively, the “Underwriters”), relating to a firm commitment public offering of 123,423 newly issued shares of our 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock (the “Series D Preferred Stock”) at a public offering price of $25.00 per share.

On June 1, 2022, we and the Underwriters mutually agreed to increase the size of the offering of our Series D Preferred Stock from 123,423 shares to 144,000 shares. Thus, we and the Underwriters agreed to terminate the Underwriting Agreement and entered into a side letter to terminate such Underwriting Agreement (the “Side Letter”). Following the execution of the Side Letter, on June 1, 2022, we entered into a new underwriting agreement (the “New Underwriting Agreement”) with the Underwriters, relating to a firm commitment public offering of 144,000 newly issued shares of our Series D Preferred Stock at a public offering price of $25.00 per share. On June 3, 2022, we closed the offering of the sale of the 144,000 shares of our Series D Preferred Stock for gross proceeds of approximately $3.6 million, before deducting offering expenses. Net proceeds to us, after payment of commissions, non-accountable fees and offering expenses, were approximately $3.1 million.

On June 14, 2022, we entered into an At-The-Market issuance sales agreement with Ascendiant Capital to sell shares of Series D Preferred Stock having an aggregate offering price of up to $46.4 million from time to time, through an “at the market offering” program (the “2022 Preferred ATM Offering”). As of June 30, 2022, we had sold an aggregate of 2,618 shares of Series D Preferred Stock pursuant to the 2022 Preferred ATM Offering for gross proceeds of $57,000.

On June 1, 2022, we converted our convertible promissory notes of Avalanche International Corp. (“AVLP”) and accrued interest into common stock of AVLP. We converted $20.0 million principal and $5.9 million of accrued interest receivable at a conversion price of $0.50 per share and received 51,889,168 shares of common stock increasing our common stock ownership of AVLP from less than 20% to approximately 92%.

Beginning in June 2022, we, through DP Lending, began making open market purchases of The Singing Machine Company, Inc. (“SMC”) common stock and on June 15, 2022, we owned more than 50% of the issued and outstanding common stock of SMC. As of June 15, 2022, the purchase price of the common stock acquired totaled $7.4 million and on June 15, 2022 a $3.1 million gain was recognized in interest and other income for the remeasurement of our previously held ownership interest to $10.5 million, based on the trading price of SMC common stock.

On August 10, 2022, BNI and DP Lending entered into a Note Purchase Agreement (the “NPA”) with two accredited investors (the “Investors”) providing for the issuance of Secured Promissory Notes (individually, a “Note” and collectively, the “Notes”) with an aggregate principal face amount of $11,000,000. The Notes have a principal face amount of $11,000,000 and bear interest at 10% per annum, payable monthly in arrears, pursuant to the terms of the Notes. The maturity date of the Notes is August 10, 2023. BNI is required to make an aggregate monthly payment (a “Monthly Payment”) of $1,000,000 on the tenth calendar day of each month, starting in September 2022. The Monthly Payment includes principal and interest pursuant to the amortization table set forth in the Notes. After BNI makes the first six Monthly Payments, BNI may elect to pay a forbearance fee of $125,000 to an Investor, or an aggregate of $250,000 to the two Investors (each, a “Monthly Forbearance”) in lieu of a Monthly Payment, which Monthly Forbearance would extend the maturity date of such Notes by one month, provided that BNI may not elect to make a Monthly Forbearance in consecutive months. BNI may prepay the full outstanding principal and accrued but unpaid interest at any time, provided that if BNI prepays the Notes, BNI is required to pay the Investors the amount of interest that would have accrued from the date of prepayment until the first anniversary of the issuance date of the Notes. The purchase price for the Notes was $10 million.

Pursuant to the NPA, BNI, DP Lending and Helios Funds LLC, as the collateral agent on behalf of the Investors (the “Agent”) entered into a security agreement (the “Security Agreement”), pursuant to which (i) DP Lending granted to the Investors a security interest in marketable securities, investments and other property having a value of $10 million in a DP Lending brokerage account and (ii) BNI granted to the Investors a security interest in 4,000 S19 Pro Antminers (the “Miners”), provided that the number of Miners would be reduced to 2,000 after BNI makes the third Monthly Payment (as defined below), as set forth in the Security Agreement. In addition, pursuant to a subsidiary guaranty, DP Lending jointly and severally agreed to guarantee and act as surety for BNI’s obligation to repay the Notes. The Notes are further secured by a guaranty we provided.

On August 15, 2022, BNI entered into a Master Agreement (the “Master Agreement”) and Order Form (the “Order Form” and together with the Master Agreement, the “Hosting Documents”) with Compute North LLC (“Compute North”) providing for the hosting by Compute North of Bitcoin miners owned by BNI. Pursuant to the Hosting Documents, Compute North will host 6,500 S19j Pro Antminers (the “Hosted Miners”) owned by BNI for a period of five (5) years (the “Term”). BNI agreed to pay a fee for the Hosted Miners (the “Monthly Service Fee”), together with a monthly package fee per Hosted Miner. The Monthly Service Fee is payable based on the actual hashrate performance of the Hosted Miners, of which 70% of the anticipated Monthly Service Fee is payable in advance, and the remaining Monthly Service Fee, if any, will be invoiced in arrears.

Under the Master Agreement, BNI granted Compute North a continuing first-position security interest in the Hosted Miners, as collateral for BNI’s obligations under the Hosting Documents. Upon an event of default (as defined in the Master Agreement) by BNI, Compute North has the right to terminate the Hosting Documents and BNI is obligated to pay to Compute North all amounts then due under the Hosting Documents, together with a fee as liquidated damages, equal to the amount of fees that BNI would have been required to pay through the end of the Term.

General

As a holding company, our business objective is designed to increase stockholder value. Under the strategy we have adopted, we are focused on managing and financially supporting our existing subsidiaries and partner companies, with the goal of pursuing monetization opportunities and maximizing the value returned to stockholders. We have, are and will consider initiatives including, among others: public offerings, the sale of individual partner companies, the sale of certain or all partner company interests in secondary market transactions, or a combination thereof, as well as other opportunities to maximize stockholder value. We anticipate returning value to stockholders after satisfying our debt obligations and working capital needs.

From time to time, we engage in discussions with other companies interested in our subsidiaries or partner companies, either in response to inquiries or as part of a process we initiate. To the extent we believe that a subsidiary or partner company’s further growth and development can best be supported by a different ownership structure or if we otherwise believe it is in our stockholders’ best interests, we will seek to sell some or all of our position in the subsidiary or partner company. These sales may take the form of privately negotiated sales of stock or assets, mergers and acquisitions, public offerings of the subsidiary or partner company’s securities and, in the case of publicly traded partner companies, sales of their securities in the open market. Our plans may include taking subsidiaries or partner companies public through rights offerings and directed share subscription programs. We will continue to consider these (or similar) programs and the sale of certain subsidiary or partner company interests in secondary market transactions to maximize value for our stockholders.

In recent years, we have provided capital and relevant expertise to fuel the growth of businesses in defense/aerospace, industrial, automotive, medical/biopharma, karaoke audio equipment, hotel operations and textiles. We have provided capital to subsidiaries as well as partner companies in which we have an equity interest or may be actively involved, influencing development through board representation and management support.

We are a Delaware corporation with our corporate office located at 11411 Southern Highlands Pkwy, Suite 240, Las Vegas, NV 89141. Our phone number is 949-444-5464 and our website address is www.bitnile.com.

Results of Operations

Results of Operations for the Three Months Ended June 30, 2022 and 2021

The following table summarizes the results of our operations for the three months ended June 30, 2022 and 2021.

	For the Three Months Ended June 30,
	2022	2021

Revenue	$7,849,000	$8,564,000
Revenue, cryptocurrency mining	3,976,000	291,000
Revenue, hotel operations	4,598,000	-
Revenue, lending and trading activities	943,000	53,274,000
Total revenue	17,366,000	62,129,000
Cost of revenue	12,369,000	6,278,000
Gross profit	4,997,000	55,851,000

Total operating expenses	28,716,000	10,028,000
(Loss) income from operations	(23,719,000)	45,823,000
Interest and other income	81,000	14,000
Interest expense	(2,031,000)	(22,000)
Change in fair value of marketable equity securities	241,000	(1,915,000)
Realized loss on marketable securities	(43,000)	-
Loss from investment in unconsolidated entity	(391,000)	-
Gain on extinguishment of debt	-	447,000
Change in fair value of warrant liability	(6,000)	290,000
(Loss) income before income taxes	(25,868,000)	44,637,000
Income tax (provision) benefit	(217,000)	(3,504,000)
Net (loss) income	(26,085,000)	41,133,000
Net loss attributable to non-controlling interest	321,000	1,083,000
Net (loss) income attributable to BitNile Holdings, Inc.	(25,764,000)	42,216,000
Preferred dividends	(44,000)	(4,000)
Net (loss) income available to common stockholders	$(25,808,000)	$42,212,000

Comprehensive (loss) income
Net (loss) income available to common stockholders	$(25,808,000)	$42,212,000
Other comprehensive income (loss)
Foreign currency translation adjustment	(1,471,000)	134,000
Net unrealized loss on derivative securities of related party	-	(5,893,000)
Other comprehensive loss	(1,471,000)	(5,759,000)
Total comprehensive (loss) income	$(27,279,000)	$36,453,000

Revenues

Revenues by segment for the three months ended June 30, 2022 and 2021 are as follows:

	For the Three Months Ended June 30,		Increase
	2022	2021	(Decrease)%
GWW	$6,503,000	$6,475,000	$28,000	0%
TurnOnGreen	1,062,000	1,831,000	(769,000)	-42%
BNI
Revenue, cryptocurrency mining	3,976,000	291,000	3,685,000	1266%
Revenue, commercial real estate leases	272,000	185,000	87,000	47%
Ault Global Real Estate Equities, Inc. (“AGREE”)	4,598,000	-	4,598,000	—
Ault Alliance:
Revenue, lending and trading activities	943,000	53,274,000	(52,331,000)	-98%
Other	12,000	73,000	(61,000)	-84%
Total revenue	$17,366,000	$62,129,000	$(44,763,000)	-72%

Our revenues decreased by $44.8 million, or 72%, to $17.4 million for the three months ended June 30, 2022, from $62.1 million for the three months ended June 30, 2021.

GWW

GWW revenues were flat at $6.5 million for both the three months ended June 30, 2022 and 2021.

TurnOnGreen

TurnOnGreen revenues for the three months ended June 30, 2022 of $1.1 million declined $0.8 million, or 42%, from $1.8 million for the three months ended June 30, 2021, due to supply chain challenges.

The current supply chain crisis in the global economy has led to delivery delays and shortages of certain electronic components and associated raw materials that TurnOnGreen uses in its products. Should this supply chain crisis continue throughout 2022, it will likely extend TurnOnGreen’s production time periods and delay the timing of revenue recognition. TurnOnGreen cannot predict if or when circumstances may change, nor can it predict the amount by which bookings or shipments may change.

BNI

Revenues from BNI’s cryptocurrency mining operations were $4.0 million for the three months ended June 30, 2022, compared to $0.3 million for three months ended June 30, 2021. During 2021, we purchased Bitcoin mining equipment and increased our cryptocurrency mining activities. Our decision to increase our cryptocurrency mining operations was based on several factors, which positively affected the number of active miners we operated, including the market prices of digital currencies, and favorable power costs available at our Michigan data center.

AGREE

AGREE revenues were $4.6 million for the three months ended June 30, 2022 compared to $0 for the three months ended June 30, 2021. On December 22, 2021, AGREE acquired four hotel properties for $71.3 million, consisting of a 136-room Courtyard by Marriott, a 133-room Hilton Garden Inn and a 122-room Residence Inn by Marriott in Middleton, WI, as well as a 135-room Hilton Garden Inn in Rockford, IL.

Ault Alliance

Revenues from our lending and trading activities decreased to $0.9 million for the three months ended June 30, 2022, from $53.3 million for the three months ended June 30, 2021, which is attributable to significant unrealized gains in the prior year period and unrealized losses in the current year period from our investment portfolio. During the three months ended June 30, 2021, DP Lending generated significant income from appreciation of investments in marketable securities as well as shares of common stock underlying convertible notes and warrants issued to DP Lending in certain financing transactions. Revenue from lending and trading activities during the three months ended June 30, 2021 included an approximate $40 million unrealized gain from our investment in Alzamend. Under its business model, DP Lending also generates revenue through origination fees charged to borrowers and interest generated from each loan.

Revenues from our trading activities during the three months ended June 30, 2022 included net gains on equity securities, including unrealized gains and losses from market price changes. These gains and losses have caused, and will continue to cause, significant volatility in our periodic earnings.

Gross Margins

Gross margins decreased to 28.8% for the three months ended June 30, 2022, compared to 89.9% for the three months ended June 30, 2021. Our gross margins have typically ranged between 30% and 35%, with slight variations depending on the overall composition of our revenue.

Our gross margins of 28.8% recognized during the three months ended June 30, 2022 were impacted by the favorable margins from our lending and trading activities and modest margins on cryptocurrency mining operations due to the decline in the price of Bitcoin. Excluding the effects of margin from our lending and trading activities and cryptocurrency mining operations, our adjusted gross margins for the three months ended June 30, 2022 and 2021, would have been 33.1% and 30.0%, respectively, consistent with our historical range.

Research and Development

Research and development expenses increased by $0.2 million to $0.7 million for the three months ended June 30, 2022, from $0.5 million for the three months ended June 30, 2021. The increase in research and development expenses is due to product development efforts at TurnOnGreen.

Selling and Marketing

Selling and marketing expenses were $7.0 million for the three months ended June 30, 2022, compared to $1.5 million for the three months ended June 30, 2021, an increase of $5.5 million, or 364%. The increase was the result of $3.7 million higher marketing costs at Ault Alliance, including $2.4 million related to an advertising sponsorship agreement as well as increases in sales and marketing personnel and consultants.

General and Administrative

General and administrative expenses were $19.0 million for the three months ended June 30, 2022, compared to $8.0 million for the three months ended June 30, 2021, an increase of $11.0 million, or 138%. General and administrative expenses increased from the comparative prior period, mainly due to:

•	increased costs of $2.6 million related to the Michigan data center, operated by ACS;
•	$2.5 million increase in the accrual of a performance bonus related to realized gains on trading activities during the period;
•	general and administrative costs of $1.9 million from our hotel operations, which were acquired in December 2021;
•	higher salaries of $1.3 million and audit fees of $1.0 million;
•	non-cash stock compensation costs of $1.0 million; and
•	increased legal fees of $0.9 million, in part related to the efforts to acquire EYP.

Loss From Operations

We recorded a loss from operations of $23.7 million for the three months ended June 30, 2022, compared to a gain of $45.8 million for the three months ended June 30, 2021. The decrease in operating income is attributable primarily to the decrease in unrealized gains from trading activities from the prior year period, combined with an increase in operating expenses.

Interest and Other Income

Interest and other income was $81,000 for the three months ended June 30, 2022 compared to $14,000 for the three months ended June 30, 2021. Other income for the three months ended June 30, 2022 included a $2.8 million gain related to remeasurement of our previously held ownership interest of SMC prior to the June 15, 2022 acquisition, based on the trading price of SMC common stock. In addition, other income for the three months ended June 30, 2022 included a $2.7 million loss related to remeasurement of our previously held ownership interest of AVLP prior to the June 1, 2022 acquisition.

Interest Expense

Interest expense was $2.0 million for the three months ended June 30, 2022, compared to $22,000 for the three months ended June 30, 2021. The increase in interest expense is due primarily to interest on the $55.1 million construction loans related to the December 2021 acquisition of hotel properties.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability was a loss of $6,000 for the three months ended June 30, 2022, compared to a gain of $0.3 million for the three months ended June 30, 2021. During the three months ended June 30, 2021, the fair value of the warrants that were issued during 2021 in a series of debt financings decreased by $0.3 million. The fair value of warrant liabilities is re-measured at each financial reporting period and immediately before exercise, with any changes in fair value recorded as change in fair value of warrant liability in the condensed consolidated statements of operations and comprehensive (loss) income.

Change in Fair Value of Marketable Equity Securities

Change in fair value of marketable equity securities was a gain of $0.2 million for the three months ended June 30, 2022, compared to a loss of $1.9 million for the three months ended June 30, 2021. The loss generated in the prior year period related to an investment in marketable securities held by Microphase Corporation (“Microphase”), a majority owned subsidiary of GWW, that was fully sold in the fourth quarter of 2021.

Realized Loss on Marketable Securities

Realized loss on marketable securities was $43,000 for the three months ended June 30, 2022, compared to $0 for the three months ended June 30, 2021. Realized loss for the three months ended June 30, 2022 included losses from Alpha Fund, which began operations in October 2021.

Loss From Investment in Unconsolidated Entity

Loss from investment in unconsolidated entity was $0.4 million for the three months ended June 30, 2022, compared to $0 for the three months ended June 30, 2021, representing our share of losses from our equity method investment in AVLP prior to the June 1, 2022 acquisition.

Gain on Extinguishment of Debt

Gain on extinguishment of debt was $0 for the three months ended June 30, 2022, compared to a gain of $0.4 million for the three months ended June 30, 2021. On May 20, 2021, Microphase received forgiveness of its Paycheck Protection Program loan in the principal amount of $0.4 million.

Net (Loss) Income

For the foregoing reasons, our net loss for the three months ended June 30, 2022 was $25.8 million, compared to net income of $42.2 million for the three months ended June 30, 2021.

Other Comprehensive Loss

Other comprehensive loss was $1.5 million for the three months ended June 30, 2022, compared to other comprehensive income of $5.8 million for the three months ended June 30, 2021. Other comprehensive loss of $1.5 million for the three months ended June 30, 2022 was attributable to changes in currency exchange rates. Other comprehensive loss for the three months ended June 30, 2021 was primarily due to unrealized losses in the warrant derivative securities that we received as a result of our investment in AVLP.

Results of Operations for the Six Months Ended June 30, 2022 and 2021

The following table summarizes the results of our operations for the six months ended June 30, 2022 and 2021.

	For the Six Months Ended June 30,
	2022	2021

Revenue	$16,508,000	$16,469,000
Revenue, cryptocurrency mining	7,524,000	421,000
Revenue, hotel operations	7,296,000	-
Revenue, lending and trading activities	18,864,000	58,485,000
Total revenue	50,192,000	75,375,000
Cost of revenue	22,863,000	11,386,000
Gross profit	27,329,000	63,989,000

Total operating expenses	50,018,000	16,964,000

(Loss) income from operations	(22,689,000)	47,025,000
Interest and other income	530,000	51,000
Interest expense	(31,855,000)	(337,000)
Change in fair value of marketable equity securities	241,000	45,000
Realized gain on marketable securities	66,000	397,000
Loss from investment in unconsolidated entity	(924,000)	-
Gain on extinguishment of debt	-	929,000
Change in fair value of warrant liability	(24,000)	(388,000)

(Loss) income before income taxes	(54,655,000)	47,722,000
Income tax (provision) benefit	(217,000)	(3,510,000)
Net (loss) income	(54,872,000)	44,212,000
Net loss attributable to non-controlling interest	336,000	3,000
Net (loss) income attributable to BitNile Holdings, Inc.	(54,536,000)	44,215,000
Preferred dividends	(49,000)	(9,000)
Net (loss) income available to common stockholders	$(54,585,000)	$44,206,000

Comprehensive (loss) income
Net (loss) income available to common stockholders	$(54,585,000)	$44,206,000
Other comprehensive income (loss)
Foreign currency translation adjustment	(1,758,000)	41,000
Net unrealized loss on derivative securities of related party	-	(2,924,000)
Other comprehensive loss	(1,758,000)	(2,883,000)
Total comprehensive (loss) income	$(56,343,000)	$41,323,000

Revenues

Revenues by segment for the six months ended June 30, 2022 and 2021 are as follows:

	For the Six Months Ended June 30,		Increase
	2022	2021	(Decrease)%
GWW	$13,748,000	$12,825,000	$923,000	7%
TurnOnGreen	2,191,000	3,213,000	(1,022,000)	-32%
BNI
Revenue, cryptocurrency mining	7,524,000	421,000	7,103,000	1687%
Revenue, commercial real estate leases	550,000	281,000	269,000	96%
AGREE	7,296,000	-	7,296,000	—
Ault Alliance:
Revenue, lending and trading activities	18,864,000	58,485,000	(39,621,000)	-68%
Other	19,000	150,000	(131,000)	-87%
Total revenue	$50,192,000	$75,375,000	$(25,183,000)	-33%

Our revenues decreased by $25.2 million, or 33%, to $50.2 million for the six months ended June 30, 2022, from $75.4 million for the six months ended June 30, 2021.

GWW

GWW revenues increased by $0.9 million, or 7%, to $13.7 million for the six months ended June 30, 2022, from $12.8 million for the six months ended June 30, 2021. The increase in revenue from our GWW segment for customized solutions for the military markets reflects higher revenues from Enertec Systems 2001 Ltd., a GWW subsidiary, which primarily consisted of revenue recognized over time, grew to $6.2 million for the six months ended June 30, 2022, an increase of $1.3 million, or 27%, from $4.9 million in the prior-year period.

TurnOnGreen

TurnOnGreen revenues for the six months ended June 30, 2022 of $2.2 million declined $1.0 million, or 32%, from $3.2 million for the six months ended June 30, 2021, due to supply chain challenges.

BNI

Revenues from BNI’s cryptocurrency mining operations were $7.5 million for the six months ended June 30, 2022, compared to $0.4 million for six months ended June 30, 2021. During 2021, we purchased Bitcoin mining equipment and increased our cryptocurrency mining activities. Our decision to increase our cryptocurrency mining operations in 2022 was based on several factors, which positively affected the number of active miners we operated, including the market prices of digital currencies, and favorable power costs available at our Michigan data center.

AGREE

AGREE revenues were $7.3 million for the six months ended June 30, 2022 compared to $0 for the six months ended June 30, 2021. On December 22, 2021, AGREE acquired four hotel properties for $71.3 million, consisting of a 136-room Courtyard by Marriott, a 133-room Hilton Garden Inn and a 122-room Residence Inn by Marriott in Middleton, WI, as well as a 135-room Hilton Garden Inn in Rockford, IL.

Ault Alliance

Revenues from our lending and trading activities decreased to $18.9 million for the six months ended June 30, 2022, from $58.5 million for the six months ended June 30, 2021, which is attributable to significant unrealized gains in the prior year period and unrealized losses in the current year period from our investment portfolio. During the six months ended June 30, 2021, DP Lending generated significant income from appreciation of investments in marketable securities as well as shares of common stock underlying convertible notes and warrants issued to DP Lending in certain financing transactions. Revenue from lending and trading activities during the six months ended June 30, 2021 included an approximate $40 million unrealized gain from our investment in Alzamend. Under its business model, DP Lending also generates revenue through origination fees charged to borrowers and interest generated from each loan.

Revenues from our trading activities during the six months ended June 30, 2022 included significant net gains on equity securities, including unrealized gains and losses from market price changes. These gains and losses have caused, and will continue to cause, significant volatility in our periodic earnings.

Gross Margins

Gross margins decreased to 54.4% for the six months ended June 30, 2022, compared to 84.9% for the six months ended June 30, 2021. Our gross margins have typically ranged between 30% and 35%, with slight variations depending on the overall composition of our revenue.

Our gross margins of 54.4% recognized during the six months ended June 30, 2022 were impacted by the favorable margins from our lending and trading activities and modest margins on cryptocurrency mining operations due to the decline in the price of Bitcoin. Excluding the effects of margin from our lending and trading activities and cryptocurrency mining operations, our adjusted gross margins for the six months ended June 30, 2022 and 2021 would have been 31.4% and 33.2%, respectively, consistent with our historical range.

Research and Development

Research and development expenses increased by $0.3 million to $1.4 million for the six months ended June 30, 2022, from $1.1 million for the six months ended June 30, 2021. The increase in research and development expenses was due to product development efforts at TurnOnGreen and GWW.

Selling and Marketing

Selling and marketing expenses were $13.5 million for the six months ended June 30, 2022, compared to $2.7 million for the six months ended June 30, 2021, an increase of $10.7 million, or 390%. The increase was the result of $8.2 million higher advertising and promotion costs at Ault Alliance, including $6.4 million related to an advertising sponsorship agreement as well as a $1.4 million increase in sales and marketing personnel and a $0.4 million increase in consulting expense. The increase is also attributable to a $0.4 million increase in costs incurred at TurnOnGreen to grow our selling and marketing infrastructure related to our electric vehicle charger products.

General and Administrative

General and administrative expenses were $32.7 million for the six months ended June 30, 2022, compared to $13.1 million for the six months ended June 30, 2021, an increase of $19.6 million, or 150%. General and administrative expenses increased from the comparative prior period, mainly due to:

•	general and administrative costs of $3.7 million from our hotel operations, which were acquired in December 2021;
•	non-cash stock compensation costs of $3.6 million;
•	$2.5 million increase in the accrual of a performance bonus related to realized gains on trading activities during the period;
•	higher salaries of $1.8 million and audit fees of $1.3 million;
•	increased costs of $1.5 million related to the Michigan data center, operated by ACS; and
•	increased legal fees of $1.5 million, in part related to the efforts to acquire EYP.

(Loss) Income From Operations

We recorded a loss from operations of $22.7 million for the six months ended June 30, 2022, compared to a gain of $47.0 million for the six months ended June 30, 2021. The decrease in operating income is attributable primarily to the decrease in unrealized gains from trading activities from the prior year period, combined with an increase in operating expenses.

Interest and Other Income

Interest and other income was $0.5 million for the six months ended June 30, 2022 compared to $51,000 for the six months ended June 30, 2021. Other income for the six months ended June 30, 2022 included a $2.8 million gain related to remeasurement of our previously held ownership interest of SMC prior to the June 15, 2022 acquisition, based on the trading price of SMC common stock. In addition, other income for the six months ended June 30, 2022 included a $2.7 million loss related to remeasurement of our previously held ownership interest of AVLP prior to the June 1, 2022 acquisition.

Interest Expense

Interest expense was $31.9 million for the six months ended June 30, 2022 compared to $0.3 million for the six months ended June 30, 2021. The increase in interest expense relates primarily to the $66.0 million of Senior Notes issued in December 2021, which were fully paid in March 2022. Interest expense from these Senior Notes included the amortization of debt discount of $26.3 million from the issuance of warrants, a non-cash charge, and original issue discount, in connection with these Senior Notes. In addition, the increase in interest expense is due, in part, to interest on the $55.1 million construction loans related to the December 2021 acquisition of hotel properties.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability was a loss of $24,000 for the six months ended June 30, 2022, compared to a loss of $0.4 million for the six months ended June 30, 2021. During the six months ended June 30, 2021, the fair value of the warrants that were issued during 2021 in a series of debt financings increased by $0.4 million. The fair value of warrant liabilities is re-measured at each financial reporting period and immediately before exercise, with any changes in fair value recorded as change in fair value of warrant liability in the condensed consolidated statements of operations and comprehensive (loss) income.

Change in Fair Value of Marketable Equity Securities

Change in fair value of marketable equity securities was a gain of $0.2 million for the six months ended June 30, 2022, compared to a gain of $45,000 for the six months ended June 30, 2021. The loss generated in the prior year period relates to an investment in marketable securities held by Microphase that was fully sold in the fourth quarter of 2021.

Realized Gain on Marketable Securities

Realized gain on marketable securities was $0.1 million for the six months ended June 30, 2022, compared to $0.4 million for the six months ended June 30, 2021. Realized gains in the prior year period relates to realized gains from an investment in marketable securities held by Microphase, a portion of which was sold during the six months ended June 30, 2021.

Loss From Investment in Unconsolidated Entity

Loss from investment in unconsolidated entity was $0.9 million for the six months ended June 30, 2022, compared to $3,000 for the six months ended June 30, 2021, representing our share of losses from our equity method investment in AVLP prior to the June 1, 2022 acquisition.

Gain on Extinguishment of Debt

Gain on extinguishment of debt was $0 for the six months ended June 30, 2022, compared to a gain of $0.9 million for the six months ended June 30, 2021. The prior year gain on extinguishment of debt represents forgiveness of Paycheck Protection Program loans.

Net (Loss) Income

For the foregoing reasons, our net loss for the six months ended June 30, 2022 was $54.6 million, compared to net income of $44.2 million for the six months ended June 30, 2021.

Other Comprehensive (Loss) Income

Other comprehensive loss was $1.8 million for the six months ended June 30, 2022, compared to other comprehensive loss of $2.9 million for the six months ended June 30, 2021. Other comprehensive loss of $1.8 million for the six months ended June 30, 2022 was attributable to changes in currency exchange rates. Other comprehensive loss for the six months ended June 30, 2021 was primarily due to unrealized losses in the warrant derivative securities that we received as a result of our investment in AVLP.

Liquidity and Capital Resources

On June 30, 2022, we had cash and cash equivalents of $24.1 million (excluding restricted cash of $4.7 million). This compares to cash and cash equivalents of $15.9 million (excluding restricted cash of $5.3 million) at December 31, 2021. The increase in cash and cash equivalents was primarily due to cash provided by financing activities related to the sale of common and preferred stock, as well as proceeds from notes payable and cash provided by operating activities, partially offset by the payment of debt and purchases of property and equipment.

Net cash provided by operating activities totaled $15.0 million for the six months ended June 30, 2022 compared to net cash used in operating activities of $21.7 million for the six months ended June 30, 2021. Cash provided by operating activities for the six months ended June 30, 2022 included $50.7 million net cash provided by marketable securities from trading activities related to the operations of DP Lending, partially offset by operating losses and changes in working capital.

Net cash used in investing activities was $82.8 million for the six months ended June 30, 2022, compared to $29.7 million for the six months ended June 30, 2021. Net cash used in investing activities for the six months ended June 30, 2022 included $72.8 million of capital expenditures primarily related to Bitcoin mining equipment, $15.8 million for investments in equity securities and $8.2 million for the purchase of SMC, net of cash received, partially offset by $11.7 million proceeds from the sale of marketable equity securities, $10.5 million principal payments received on loans receivable and $4.4 million proceeds from the sale of digital currencies.

Net cash provided by financing activities was $75.5 million for the six months ended June 30, 2022, compared to $138.1 million for the six months ended June 30, 2021, and reflects the following transactions:

•	2022 Common ATM Offering – On February 25, 2022, we entered into an At-The-Market issuance sales agreement with Ascendiant Capital to sell shares of common stock having an aggregate offering price of up to $200 million from time to time, through the 2022 Common ATM Offering. As of June 30, 2022, we had sold an aggregate of 239.7 million shares of common stock pursuant to the 2022 Common ATM Offering for gross proceeds of $163.4 million. Net proceeds to us, after payment of commissions, were $159.4 million.

•	Public Offering of Series D Preferred Stock – On June 3, 2022, we announced the closing of our public offering of 144,000 shares of our Series D Preferred Stock at a price to the public of $25.00 per share. Gross proceeds from the offering were approximately $3.6 million, before deducting offering expenses. Net proceeds to us, after payment of commissions, non-accountable fees and offering expenses were $3.1 million.

•	December 2021 Secured Promissory Notes – On December 30, 2021, we entered into a securities purchase agreement with certain accredited investors providing for the issuance of Senior Notes that bore interest at 8% per annum with an aggregate principal face amount of $66.0 million. The Senior Notes were repaid in March 2022.

•	Margin Accounts Payable – During the year ended December 31, 2021, we entered into leverage agreements on certain brokerage accounts, whereby we borrowed $18.5 million. The margin accounts payable were repaid during the three months ended March 31, 2022.

•	Purchase of Treasury Stock – During the six months ended June 30, 2022, Alpha Fund purchased 16.1 million shares of our common stock for $6.2 million and 53,033 shares of our Series D Preferred Stock for $1.3 million, accounted for as treasury stock as of June 30, 2022.

We believe our current cash on hand combined with the proceeds from the 2022 ATM Offering are sufficient to meet our operating and capital requirements for at least the next twelve months from the date the financial statements for the six months ended June 30, 2022 are issued.

Critical Accounting Policies

Business Combination

We allocate the purchase price of an acquired business to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. Acquired customer relations, technology, tradenames and know how are recognized at fair value. The purchase price allocation process requires management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets. Direct transaction costs associated with the business combination are expensed as incurred. The allocation of the consideration transferred in certain cases may be subject to revision based on the final determination of fair values during the measurement period, which may be up to one year from the acquisition date. We include the results of operations of the business that we have acquired in our consolidated results prospectively from the date of acquisition.

If the business combination is achieved in stages, the acquisition date carrying value of the acquirer’s previously held equity interest in the acquire is re-measured to fair value at the acquisition date; any gains or losses arising from such re-measurement are recognized in profit or loss.

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

•	Engaging a third-party specialist to assist management with improving the Company’s overall control environment, focusing on change management and access controls;
•	Implementing new applications and systems that are aligned with management’s focus on creating strong internal controls; and
•	Continuing to increase headcount across the Company, with a particular focus on hiring individuals with strong Sarbanes Oxley and internal control backgrounds.

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

Changes in Internal Controls over Financial Reporting.

Except as detailed above, during the most recent fiscal quarter of 2022, there were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On December 4, 2020, the Court issued an Order directing the Parties to engage in limited discovery which was completed on March 4, 2021. In connection therewith, the Court also denied the previously filed motion to dismiss without prejudice.

On June 2, 2021, we and our subsidiary filed a motion to dismiss (the “Motion to Dismiss”) the Amended Complaint in its entirety as against us, and the promissory estoppel claim as against the subsidiary.

On August 8, 2022, the Court issued an Order denying the Motion to Dismiss, in its entirety.

The deadline for us and our subsidiaries to file an Answer to the Amended Complaint is September 2, 2022.

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

ITEM 1A.         RISK FACTORS

The risks described in Part I, Item 1A, “Risk Factors,” in our 2021 Annual Report on Form 10-K, could materially and adversely affect our business, financial condition and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face - our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The Risk Factors section of our 2021 Annual Report on Form 10-K remains current in all material respects, with the exception that the following section of Risk Factors section of our 2021 Annual Report on Form 10-K is hereby amended and restated in its entirety:

“Risks Related to Related Party Transactions

Avalanche

We have lent a substantial amount of funds to Avalanche, a related party, whose ability to repay us is subject to significant doubt; in addition, we currently beneficially own a significant percentage of Avalanche’s issued and outstanding shares of common stock, for which there is presently no market.

On September 6, 2017, we entered into a Loan and Security Agreement with Avalanche (as amended, the “AVLP Loan Agreement”) with an effective date of August 21, 2017 pursuant to which we provided Avalanche a non-revolving credit facility. The AVLP Loan Agreement was increased to up to $20.0 million in June of 2021 and extended to December 31, 2023. Until recently, we held a convertible note issued to us by AVLP in the amount of $20.0 million (the “Prior AVLP Note”).

While Avalanche received funds from a third party in the amount of $2.75 million in early April of 2019 in consideration for its issuance of a convertible promissory note to such third party (the “Third Party Note”), $2.7 million was used to pay an outstanding receivable due us and no amount was used to repay the debt Avalanche owes us pursuant to the AVLP Loan Agreement. On October 12, 2021, Ault Alpha, an affiliate of ours, repaid the Third Party Note in full and also acquired a warrant to purchase 1.6 million shares of AVLP common stock. In consideration therefor, AVLP issued Ault Alpha a term note in the principal amount of $3.6 million, which term note had a maturity date of June 30, 2022.

On June 27, 2022, AVLP exchanged the term note it had issued to Ault Alpha for a 10% senior secured convertible note in the principal face amount of $3,797,260 due June 15, 2024 (the “Ault Alpha Note”). The Ault Alpha Note is convertible, subject to adjustment, at $0.50 per share. AVLP also issued Ault Alpha a warrant to purchase an aggregate of 1,617,647 shares of Avalanche common stock at an exercise price of $0.50. Pursuant to a security agreement entered into by Avalanche and Ault Alpha, as amended by an intercreditor agreement entered into by and among the foregoing parties, our company and certain other persons, Ault Alpha has a second priority interest in AVLP’s assets securing the repayment of the Ault Alpha Note.

On July 11, 2022, AVLP issued us a 10% senior secured convertible note in the principal face amount of $3,000,000 due July 10, 2024 (the “AVLP Note”). The AVLP Note is convertible, subject to adjustment, at $0.50 per share. AVLP also issued us warrants to purchase an aggregate of 40,998,272 shares of Avalanche common stock at an exercise price of $0.50. Pursuant to a security agreement entered into by Avalanche and Ault Alpha, as amended by an intercreditor agreement entered into by and among the foregoing parties, our company and certain other persons, we have a first priority interest in AVLP’s assets securing the repayment of the AVLP Note.

On June 1, 2022, we converted the entire principal and accrued interest on the Prior AVLP Note into an aggregate of 51,889,168 shares of common stock of Avalanche, representing approximately 90.2% of Avalanche’s issued and outstanding shares of common stock. There is currently no liquid market for the Avalanche common stock. Consequently, even if we were inclined to sell such shares of common stock on the open market, our ability to do so would be severely limited. Avalanche is not current in its filings with the Commission and is not required to register the shares of its common stock underlying the Prior AVLP Note or any other loan arrangement we have made with Avalanche described above.

There is some doubt as to whether Avalanche will ever have the ability to repay its debt to us, as well as our ability to sell the shares we beneficially own since at present there is no market for these shares. If we are unable to recoup our investment in Avalanche in the foreseeable future or at all, such failure would have a materially adverse effect on our financial condition and future prospects.

Milton C. Ault, III and William Horne, our Executive Chairman and Chief Executive Officer, respectively, and two of our directors are directors of Avalanche. In addition, Philou is the controlling stockholder of Avalanche.

Milton C. Ault, III and William Horne, our Executive Chairman and Chief Executive Officer, respectively, and two of our directors, are also directors of Avalanche. In addition, Philou is the controlling stockholder of Avalanche. Certain conflicts of interest between us, on the one hand, and Avalanche, on the other hand, may arise relating to commercial or strategic opportunities or initiatives, in addition to the conflicts related to the debt that Avalanche owes us. For example, Messrs. Ault and Horne may find it difficult to determine how to meet their fiduciary duties to us as well as Avalanche, which could result in a less favorable result for us than would be the case if they were solely directors of our company. Further, even if Messrs. Ault and Horne were able to successfully meet their fiduciary obligations to us and Avalanche, the fact that they are members of the board of directors of both companies could attenuate their ability to focus on our business and best interests, possibly to the detriment of both companies. Mr. Ault’s control of Philou through Ault & Company only enhances the risk inherent in having Messrs. Ault and Horne serve as directors of both our company and Avalanche.”

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From April 1, 2022 through June 30, 2022, Ault Alpha LP purchased 15,125,000 shares of common stock and 10,456 shares of Series D Preferred Stock. Ault Alpha LP may be deemed to be an “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended. The purchases were made through open market transactions.

Common Stock Purchased

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
April 1, 2022 – April 30, 2022	-	-
May 1, 2022 – May 31, 2022	10,429,605	$0.34
June 1, 2022 – June 30, 2022	4,695,395	$0.35
Total	15,125,000	$0.34	-	-

Series D Preferred Stock Purchased
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
April 1, 2022 – April 30, 2022	-	-
May 1, 2022 – May 31, 2022	-	-
June 1, 2022 – June 30, 2022	10,456	$18.99
Total	10,456	$18.99	-	-

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.            MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.            OTHER INFORMATION

None.

ITEM 6.           EXHIBITS

Exhibit Number	Description
3.1	Form of Certificate of Determination of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, dated March 3, 2017. Incorporated by reference to the Current Report on Form 8-K filed on March 9, 2017 as Exhibit 3.1 thereto.
3.2	Certificate of Incorporation, dated September 22, 2017. Incorporated herein by reference to the Current Report on Form 8-K filed on December 29, 2017 as Exhibit 3.1 thereto.
3.3	Certificate of Designations of Rights and Preferences of 10% Series A Cumulative Redeemable Perpetual Preferred Stock, dated September 13, 2018. Incorporated herein by reference to the Current Report on Form 8-K filed on September 14, 2018 as Exhibit 3.1 thereto.
3.4	Certificate of Amendment to Certificate of Incorporation, dated January 2, 2019. Incorporated by reference to the Current Report on Form 8-K filed on January 3, 2019 as Exhibit 3.1 thereto.
3.5	Certificate of Designations of Rights and Preferences of Series C Convertible Redeemable Preferred Stock, dated February 27, 2019. Incorporated herein by reference to the Current Report on Form 8-K filed on February 28, 2019 as Exhibit 3.1 thereto.
3.6	Certificate of Amendment to Certificate of Incorporation (1-for-20 Reverse Stock Split of Common Stock), dated March 14, 2019. Incorporated herein by reference to the Current Report on Form 8-K filed on March 14, 2019 as Exhibit 3.1 thereto.
3.7	Form of Amended & Restated Certificate of Designations of Rights and Preferences of Series C Convertible Preferred Stock. Incorporated by reference to the Current Report on Form 8-K filed on February 25, 2020 as Exhibit 3.1 thereto.
3.8	Bylaws effective as of August 13, 2020. Incorporated by reference to the Current Report on Form 8-K filed on August 14, 2020 as Exhibit 3.1 thereto.
3.9	Certificate of Ownership and Merger. Incorporated by reference to the Current Report on Form 8-K filed on January 19, 2021 as Exhibit 3.1 thereto.
3.10	Amended and Restated Bylaws of BitNile Holdings, Inc., effective as of November 2, 2021. Incorporated by reference to the Current Report on Form 8-K filed on November 3, 2021 as Exhibit 3.1 thereto.
3.11	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on December 1, 2021. Incorporated by reference to the Current Report on Form 8-K filed on December 13, 2021 as Exhibit 3.1 thereto.
3.12	Certificate of Designation, Preferences and Rights relating to the 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, dated May 25, 2022. Incorporated by reference to the Registration Statement on Form 8-A filed on May 26, 2022 as Exhibit 3.6 thereto.
3.13	Certificate of Increase of the Designated Number of Shares of 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, dated June 10, 2022. Incorporated by reference to the Current Report on Form 8-K filed on June 14, 2022 as Exhibit 3.1 thereto.
3.14	Certificate of Correction to the Certificate of Designation, Rights and Preferences of 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, dated June 16, 2022. Incorporated by reference to the Current Report on Form 8-K filed on June 17, 2022 as Exhibit 3.1 thereto.
10.1	Form of Asset Purchase Agreement. Incorporated by reference to the Current Report on Form 8-K filed on April 25, 2022 as Exhibit 10.1 thereto.
10.2	Form of Senior Secured Superpriority Debtor-in-Possession Financing Term Sheet. Incorporated by reference to the Current Report on Form 8-K filed on April 25, 2022 as Exhibit 10.2 thereto.
10.3	At-The-Market Issuance Sales Agreement, dated June 14, 2022, with Ascendiant Capital Markets, LLC. Incorporated by reference to the Current Report on Form 8-K filed on June 14, 2022 as Exhibit 10.1 thereto.
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS*	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

_________________

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 22, 2022

BITNILE HOLDINGS, INC.

By:	/s/ William B. Horne
William B. Horne
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kenneth S. Cragun
Kenneth S. Cragun
Chief Financial Officer
(Principal Accounting Officer)

