Form 10-Q
period 2022-09-30
BitNile Holdings, Inc.
filed 2022-11-21
CIK 896493

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022

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

At November 18, 2022 the registrant had outstanding 356,761,203 shares of common stock.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BITNILE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,126,000	$15,912,000
Restricted cash	4,617,000	5,321,000
Marketable equity securities	8,561,000	40,380,000
Digital currencies	2,092,000	2,165,000
Accounts receivable	19,234,000	6,455,000
Accrued revenue	2,474,000	2,283,000
Inventories	28,848,000	5,482,000
Investment in promissory notes and other, related party	2,818,000	2,842,000
Loans receivable, current	6,861,000	13,337,000
Prepaid expenses and other current assets	14,441,000	15,436,000
TOTAL CURRENT ASSETS	100,072,000	109,613,000

Cash and marketable securities held in trust account	117,421,000	116,725,000
Intangible assets, net	14,095,000	4,035,000
Goodwill	54,544,000	10,090,000
Property and equipment, net	253,984,000	174,025,000
Right-of-use assets	7,404,000	5,243,000
Investments in common stock, related parties	12,394,000	13,230,000
Investments in other equity securities	45,556,000	30,482,000
Investment in unconsolidated entity	-	22,130,000
Loans receivable, non-current	500,000	1,000,000
Other assets	4,935,000	3,713,000
TOTAL ASSETS	$610,905,000	$490,286,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$50,607,000	$22,755,000
Investment margin accounts payable	2,377,000	18,488,000
Operating lease liability, current	2,825,000	1,123,000
Notes payable, net	17,132,000	39,554,000
Convertible notes payable, current	1,469,000	-
TOTAL CURRENT LIABILITIES	74,410,000	81,920,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BITNILE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Unaudited)

	September 30,	December 31,
	2022	2021

LONG TERM LIABILITIES
Operating lease liability, non-current	4,980,000	4,213,000
Notes payable	58,310,000	55,055,000
Convertible notes payable	13,878,000	468,000
Deferred underwriting commissions of Ault Disruptive subsidiary	3,450,000	3,450,000

TOTAL LIABILITIES	155,028,000	145,106,000

COMMITMENTS AND CONTINGENCIES
Redeemable noncontrolling interests in equity of subsidiaries	117,114,000	116,725,000

STOCKHOLDERS’ EQUITY
Series A Convertible Preferred Stock, $25 stated value per share,	-	-
$0.001 par value – 1,000,000 shares authorized; 7,040 shares issued and outstanding at September 30, 2022 and December 31, 2021
(redemption amount and liquidation preference of $176,000 as of
September 30, 2022 and December 31, 2021)
Series B Convertible Preferred Stock, $10 stated value per share,	-	-
share, $0.001 par value – 500,000 shares authorized; 125,000 shares issued and outstanding at September 30, 2022 and December 31, 2021 (liquidation preference of $1,190,000 at September 30, 2022 and December 31, 2021)
Series D Cumulative Redeemable Perpetual Preferred Stock, $25 stated
value per share, $0.001 par value – 2,000,000 shares authorized;
shares authorized, 154,928 shares and 0 shares issued and outstanding at
September 30, 2022 and December 31, 2021, respectively (liquidation
preference of $3,665,450 and $0 as of September 30, 2022 and December 31, 2021, respectively)	-	-
Class A Common Stock, $0.001 par value – 500,000,000 shares authorized;	341,000	84,000
341,446,982 and 84,344,607 shares issued and outstanding at September 30,
2022 and December 31, 2021, respectively
Class B Common Stock, $0.001 par value – 25,000,000 shares authorized;	-	-
0 shares issued and outstanding at September 30, 2022 and December 31, 2021
Additional paid-in capital	557,418,000	385,644,000
Accumulated deficit	(207,647,000)	(145,600,000)
Accumulated other comprehensive loss	(1,557,000)	(106,000)
Treasury stock, at cost	(28,788,000)	(13,180,000)
TOTAL BITNILE HOLDINGS STOCKHOLDERS’ EQUITY	319,767,000	226,842,000

Non-controlling interest	18,996,000	1,613,000

TOTAL STOCKHOLDERS’ EQUITY	338,763,000	228,455,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$610,905,000	$490,286,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BITNLE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue	$27,031,000	$7,803,000	$43,539,000	$24,272,000
Revenue, cryptocurrency mining	3,874,000	272,000	11,398,000	693,000
Revenue, hotel operations	5,513,000	-	12,809,000	-
Revenue, lending and trading activities	13,360,000	(38,869,000)	32,224,000	19,615,000
Total revenue	49,778,000	(30,794,000)	99,970,000	44,580,000
Cost of revenue, products	20,193,000	5,011,000	30,985,000	16,011,000
Cost of revenue, cryptocurrency mining	5,255,000	260,000	12,206,000	646,000
Cost of revenue, hotel operations	3,230,000	-	8,350,000	-
Total cost of revenue	28,678,000	5,271,000	51,541,000	16,657,000
Gross profit	21,100,000	(36,065,000)	48,429,000	27,923,000

Operating expenses
Research and development	521,000	524,000	1,945,000	1,657,000
Selling and marketing	7,428,000	1,993,000	20,888,000	4,740,000
General and administrative	15,947,000	11,292,000	48,666,000	24,376,000
Impairment of deposit due to vendor bankruptcy filing	2,000,000	-	2,000,000	-
Impairment of mined cryptocurrency	515,000	-	2,930,000	-
Total operating expenses	26,411,000	13,809,000	76,429,000	30,773,000
Loss from operations	(5,311,000)	(49,874,000)	(28,000,000)	(2,850,000)
Other income (expenses)
Interest and other income	725,000	125,000	1,255,000	176,000
Accretion of discount on note receivable, related party	-	4,210,000		4,210,000
Interest expense	(3,972,000)	(140,000)	(35,827,000)	(475,000)
Change in fair value of marketable equity securities	114,000	(750,000)	355,000	(705,000)
Realized gain on digital currencies and marketable securities	595,000	30,000	661,000	428,000
Loss from investment in unconsolidated entity	-	-	(924,000)	-
Gain on extinguishment of debt	-	-	-	929,000
Change in fair value of warrant liability	(3,000)	259,000	(27,000)	(130,000)
Total other (expenses) income, net	(2,541,000)	3,734,000	(34,507,000)	4,433,000
(Loss) income before income taxes	(7,852,000)	(46,140,000)	(62,507,000)	1,583,000
Income tax (provision) benefit	(144,000)	3,366,000	(361,000)	(144,000)
Net (loss) income	(7,996,000)	(42,774,000)	(62,868,000)	1,439,000
Net loss (income) attributable to non-controlling interest	725,000	(96,000)	1,061,000	(93,000)
Net (loss) income attributable to BitNile Holdings, Inc.	(7,271,000)	(42,870,000)	(61,807,000)	1,346,000
Preferred dividends	(190,000)	(4,000)	(239,000)	(13,000)
Net (loss) income available to common stockholders	$(7,461,000)	$(42,874,000)	$(62,046,000)	$1,333,000
Basic net (loss) income per common share	$(0.03)	$(0.73)	$(0.27)	$0.03
Diluted net (loss) income per common share	$(0.03)	$(0.73)	$(0.27)	$0.03
Weighted average basic common shares outstanding	294,141,000	58,987,000	225,662,000	49,714,000
Weighted average diluted common shares outstanding	294,141,000	58,987,000	225,662,000	50,145,000
Comprehensive (loss) income
Net (loss) income available to common stockholders	$(7,461,000)	$(42,874,000)	$(62,046,000)	$1,333,000
Other comprehensive income (loss)
Foreign currency translation adjustment	306,000	(182,000)	(1,452,000)	(141,000)
Net unrealized loss on derivative securities of related party	-	(4,849,000)	-	(7,773,000)
Other comprehensive income (loss)	306,000	(5,031,000)	(1,452,000)	(7,914,000)
Total comprehensive loss	$(7,155,000)	$(47,905,000)	$(63,498,000)	$(6,581,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BITNILE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended September 30, 2022

	Series A, B & D				Additional		Other	Non-		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Controlling	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Stock	Equity
BALANCES, July 1, 2022	278,658	$-	324,440,579	$324,000	$549,713,000	$(200,184,000)	$(1,863,000)	$18,048,000	$(20,639,000)	$345,399,000
Preferred stock issued	8,310	-	-	-	207,000	-	-	-	-	207,000
Preferred stock offering costs	-	-	-	-	(65,000)	-	-	-	-	(65,000)
Stock-based compensation	-	-	-	-	1,563,000	-	-	479,000	-	2,042,000
Issuance of Gresham Worldwide common stock for GIGA acquisition	-	-	-	-	1,669,000	-	-	-	-	1,669,000
Issuance of common stock for cash	-	-	17,006,403	17,000	4,540,000	-	-	-	-	4,557,000
Financing cost in connection with sales of common stock	-	-	-	-	(79,000)	-	-	-	-	(79,000)
Increase in ownership interest of subsidiary	-	-	-	-	(132,000)	-	-	(1,539,000)	-	(1,671,000)
Non-controlling interest from GIGA acquisition	-	-	-	-	-	-	-	2,735,000	-	2,735,000
Purchase of treasury stock - Ault Alpha	-	-	-	-	-	-	-	-	(8,148,000)	(8,148,000)
Net loss	-	-	-	-	-	(7,271,000)	-	-	-	(7,271,000)
Preferred dividends	-	-	-	-	-	(190,000)	-	-	-	(190,000)
Foreign currency translation adjustments	-	-	-	-	-	-	306,000	-	-	306,000
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(725,000)	-	(725,000)
Other	-	-	-	-	2,000	(2,000)	-	(2,000)	(1,000)	(3,000)
BALANCES, September 30, 2022	286,968	$-	341,446,982	$341,000	$557,418,000	$(207,647,000)	$(1,557,000)	$18,996,000	$(28,788,000)	$338,763,000

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

BITNILE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Nine Months Ended September 30, 2022

							Accumulated
	Series A, B & D				Additional		Other	Non-		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Controlling	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Stock	Equity
BALANCES, January 1, 2022	132,040	$-	84,344,607	$84,000	$385,644,000	$(145,600,000)	$(106,000)	$1,613,000	$(13,180,000)	$228,455,000
Issuance of common stock for restricted stock awards	-	-	441,879	-	-	-	-	-	-	-
Preferred stock issued	154,928	-	-	-	3,873,000	-	-	-	-	3,873,000
Preferred stock offering costs	-	-	-	-	(602,000)	-	-	-	-	(602,000)
Stock-based compensation					5,190,000	-	-	556,000	-	5,746,000
Issuance of Gresham Worldwide common stock for GIGA acquisition	-	-	-	-	1,669,000	-	-	-	-	1,669,000
Issuance of common stock for cash	-	-	256,660,496	257,000	167,726,000	-	-	-	-	167,983,000
Financing cost in connection with sales of common stock	-	-	-	-	(4,103,000)	-	-	-	-	(4,103,000)
Increase in ownership interest of subsidiary	-	-	-	-	(1,980,000)	-	-	(1,921,000)	-	(3,901,000)
Non-controlling interest from AVLP acquisition	-	-	-	-	-	-	-	6,738,000	-	6,738,000
Non-controlling interest from SMC acquisition	-	-	-	-	-	-	-	10,336,000	-	10,336,000
Non-controlling interest from GIGA acquisition	-	-	-	-	-	-	-	2,735,000	-	2,735,000
Purchase of treasury stock - Ault Alpha	-	-	-	-	-	-	-	-	(15,607,000)	(15,607,000)
Net loss	-	-	-	-	-	(61,807,000)	-	-	-	(61,807,000)
Preferred dividends		-	-	-	-	(239,000)	-	-	-	(239,000)
Foreign currency translation adjustments	-	-	-	-	-	-	(1,452,000)	-	-	(1,452,000)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(1,061,000)	-	(1,061,000)
Other	-	-	-	-	1,000	(1,000)	1,000	-	(1,000)	-
BALANCES, September 30, 2022	286,968	$-	341,446,982	$341,000	$557,418,000	$(207,647,000)	$(1,557,000)	$18,996,000	$(28,788,000)	$338,763,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BITNILE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

Nine Months Ended September 30, 2021

	Series A & B				Additional		Other			Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Non-Controlling	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Stock	Equity

BALANCES, January 1, 2021	132,040	$-	27,753,562	$28,000	$171,396,000	$(121,396,000)	$(1,718,000)	$822,000	$-	$49,132,000
Issuance of common stock for restricted stock awards	-	-	449,373	-	-	-	-	-	-	-
Stock-based compensation:
Options	-	-	-	-	1,833,000	-	-	-	-	1,833,000
Restricted stock awards	-	-	-	-	2,312,000	-	-	-	-	2,312,000
Issuance of stock options at Gresham Worldwide	-	-	-	-	-	-	-	587,000	-	587,000
Issuance of common stock for cash	-	-	34,684,910	35,000	160,448,000	-	-	-	-	160,483,000
Financing cost in connection with sales of common stock	-	-	-	-	(4,952,000)	-	-	-	-	(4,952,000)
Adjustment to treasury stock for holdings in investment partnerships	-	-	-	-	-	-	-	-	(2,773,000)	(2,773,000)
Issuance of common stock for conversion of convertible notes payable	-	-	183,214	-	449,000	-	-	-	-	449,000
Issuance of common stock for conversion of convertible notes payable, related party	-	-	275,862	-	400,000	-	-	-	-	400,000
Comprehensive loss:								-	-
Net income	-	-	-	-	-	1,346,000	-	-	-	1,346,000
Preferred dividends		-	-	-	-	(13,000)	-	-	-	(13,000)
Net unrealized loss on derivatives in related party	-	-	-	-	-	-	(7,773,000)	-	-	(7,773,000)
Foreign currency translation adjustments	-	-	-	-	-	-	(141,000)	-	-	(141,000)
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	93,000	-	93,000
Other	-	-	-	-	-	(3,000)	1,000	-	-	(2,000)
BALANCES, September 30, 2021	132,040	$-	63,346,921	$63,000	$331,886,000	$(120,066,000)	$(9,631,000)	$1,502,000	$(2,773,000)	$200,981,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BITNILE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(62,868,000)	$1,439,000
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,977,000	1,713,000
Interest expense – debt discount	26,958,000	61,000
Gain on extinguishment of debt	-	(929,000)
Change in fair value of warrant liability	(917,000)	(259,000)
Accretion of original issue discount on notes receivable – related party	-	(4,213,000)
Accretion of original issue discount on notes receivable	(618,000)	(366,000)
Increase in accrued interest on notes receivable – related party	(148,000)	(119,000)
Stock-based compensation	5,746,000	4,732,000
Impairment of deposit due to vendor bankruptcy filing	2,000,000	-
Impairment of cryptocurrencies	2,930,000	-
Realized gains on sale of marketable securities	(19,194,000)	(15,154,000)
Unrealized losses on marketable securities	16,937,000	6,353,000
Unrealized losses (gains) on investments in common stock, related parties	5,676,000	(6,150,000)
Unrealized gains on equity securities	(32,949,000)	(2,795,000)
Loss from investment in unconsolidated entity	924,000	-
Loss on remeasurement of investment in unconsolidated entity	2,700,000	-
Changes in operating assets and liabilities:
Marketable equity securities	68,532,000	(34,196,000)
Accounts receivable	(3,022,000)	(1,270,000)
Accrued revenue	(109,000)	(166,000)
Inventories	(5,867,000)	(492,000)
Prepaid expenses and other current assets	1,780,000	(5,155,000)
Digital currencies	(12,227,000)	-
Other assets	(2,944,000)	(407,000)
Accounts payable and accrued expenses	8,974,000	(1,082,000)
Other current liabilities	-	2,210,000
Lease liabilities	(1,334,000)	(666,000)
Net cash provided by (used in) operating activities	12,937,000	(56,911,000)
Cash flows from investing activities:
Purchase of property and equipment	(84,500,000)	(28,145,000)
Investment in promissory notes and other, related parties	(2,200,000)	(4,994,000)
Investments in common stock and warrants, related parties	(4,840,000)	(19,590,000)
Investment in real property, related party	-	(2,670,000)
Proceeds from sale of investment in real property, related party	-	2,670,000
Purchase of SMC, net of cash received	(8,239,000)	-
Purchase of GIGA, net of cash received	(3,687,000)	-
Cash received upon acquisition of AVLP	1,245,000	-
Acquisition of non-controlling interests	(3,901,000)	-
Purchase of marketable equity securities	(1,981,000)	(2,144,000)
Sales of marketable equity securities	11,748,000	430,000
Investments in loans receivable	(7,081,000)	-
Principal payments on loans receivable	10,525,000	-
Sale of digital currencies	8,952,000	-
Investments in equity securities	(22,449,000)	(14,287,000)
Net cash used in investing activities	(106,408,000)	(68,730,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BITNILE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from financing activities:
Gross proceeds from sales of common stock	$167,983,000	$160,483,000
Financing cost in connection with sales of common stock	(4,103,000)	(4,952,000)
Proceeds from sales of preferred stock	3,873,000	-
Financing cost in connection with sales of preferred stock	(602,000)	-
Proceeds from notes payable	18,565,000	724,000
Repayment of margin accounts	(16,111,000)	-
Payments on notes payable	(67,698,000)	(2,263,000)
Payments of preferred dividends	(239,000)	(13,000)
Purchase of treasury stock	(15,607,000)	(2,773,000)
Payments on revolving credit facilities, net	-	(125,000)
Net cash provided by financing activities	86,061,000	151,081,000

Effect of exchange rate changes on cash and cash equivalents	920,000	(73,000)

Net (decrease) increase in cash and cash equivalents and restricted cash	(6,490,000)	25,367,000

Cash and cash equivalents and restricted cash at beginning of period	21,233,000	18,680,000

Cash and cash equivalents and restricted cash at end of period	$14,743,000	$44,047,000

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$5,202,000	$712,000

Non-cash investing and financing activities:
Conversion of convertible notes payable into shares of common stock	$-	$449,000
Settlement of accounts payable with digital currency	$417,000	$119,000
Conversion of investment in unconsolidated entity for acquisition of AVLP	$20,706,000	$-
Conversion of convertible notes payable, related party into shares of common stock	$400,000	$400,000
Conversion of debt and equity securities to marketable securities	$40,324,000	$2,656,000
Conversion of loans receivable to marketable securities	$3,650,000	$-
Conversion of interest receivable to marketable securities	$250,000	$-
Conversion of loans receivable to debt and equity securities	$-	$150,000
Recognition of new operating lease right-of-use assets and lease liabilities	$2,188,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1. DESCRIPTION OF BUSINESS

BitNile Holdings, Inc., a Delaware corporation (“BitNile” or the “Company”) was incorporated in September 2017. BitNile is a diversified holding company pursuing growth by acquiring undervalued businesses and disruptive technologies with a global impact. Through its wholly- and majority-owned subsidiaries and strategic investments, the Company owns and operates a data center at which it mines Bitcoin, and provides mission-critical products that support a diverse range of industries, including oil exploration, defense/aerospace, industrial, automotive, medical/biopharma, karaoke audio equipment, hotel operations and textiles. In addition, the Company extends credit to select entrepreneurial businesses through a licensed lending subsidiary. BitNile was founded by Milton “Todd” Ault, III, its Executive Chairman and is led by Mr. Ault, William B. Horne, its Chief Executive Officer and Vice Chairman and Henry Nisser, its President and General Counsel. Together, they constitute the Executive Committee, which manages the day-to-day operations of the Company. All major investment and capital allocation decisions are made for the Company by Mr. Ault and the other members of the Executive Committee. The Company has seven reportable segments:

•	BitNile, Inc. (“BNI”) – cryptocurrency mining operations;

•	Ault Alliance, Inc. (“Ault Alliance”) – commercial lending, activist investing, advanced textiles processing technology, media, and digital learning;

•	Gresham Worldwide, Inc. (“GWW”) – defense solutions;

•	Imperalis Holding Corp., to be renamed TurnOnGreen, Inc. (“TurnOnGreen”) – commercial electronics solutions;

•	The Singing Machine Company, Inc. (“SMC”) – karaoke audio equipment;

•	Ault Global Real Estate Equities, Inc. (“AGREE”) – hotel operations and other commercial real estate holdings; and

•	Ault Disruptive Technologies Corporation (“Ault Disruptive”) – a special purpose acquisition company (“SPAC”).

2. LIQUIDITY AND FINANCIAL CONDITION

As of September 30, 2022, the Company had cash and cash equivalents of $10.1 million and working capital of $25.7 million. The Company has financed its operations principally through issuances of convertible debt, promissory notes and equity securities. The Company believes its current cash on hand is sufficient to meet its operating and capital requirements for at least the next twelve months from the date these financial statements are issued.

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and do not include all the information and disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The Company has made estimates and judgments affecting the amounts reported in the Company’s condensed consolidated financial statements and the accompanying notes. The actual results experienced by the Company may differ materially from the Company’s estimates. The condensed consolidated financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2022. The condensed consolidated balance sheet as of December 31, 2021 was derived from the Company’s audited 2021 financial statements contained in the above referenced Form 10-K. Results of the three and nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

Significant Accounting Policies

Other than as noted below, there have been no material changes to the Company’s significant accounting policies previously disclosed in the 2021 Annual Report.

Business Combination

The Company allocates the purchase price of an acquired business to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. The purchase price allocation process requires management to make significant estimates and assumptions at the acquisition date with respect to intangible assets. The allocation of the consideration transferred in certain cases may be subject to revision based on the final determination of fair values during the measurement period, which may be up to one year from the acquisition date. Direct transaction costs associated with the business combination are expensed as incurred. The Company includes the results of operations of the business that it has acquired in its consolidated results prospectively from the date of acquisition.

If the business combination is achieved in stages, the acquisition date carrying value of the acquirer’s previously held equity interest in the acquirer is re-measured to fair value at the acquisition date; any gains or losses arising from such re-measurement are recognized in profit or loss.

Oil and Gas Properties

The Company uses the successful efforts method of accounting for oil and natural gas producing properties, as further defined under Accounting Standards Codification (“ASC”) 932, Extractive Activities - Oil and Natural Gas. Under this method, costs to acquire mineral interests in oil and natural gas properties are capitalized. The costs of non-producing mineral interests and associated acquisition costs are capitalized as unproved properties pending the results of leasing efforts and drilling activities of exploration and production (“E&P”) operators on our interests. As unproved properties are determined to have proved reserves, the related costs are transferred to proved oil and gas properties. Capitalized costs for proved oil and natural gas mineral interests are depleted on a unit-of-production basis over total proved reserves. For depletion of proved oil and gas properties, interests are grouped in a reasonable aggregation of properties with common geological structural features or stratigraphic conditions.

Impairment of Oil and Gas Properties

The Company evaluates its producing properties for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When assessing proved properties for impairment, the Company compares the expected undiscounted future cash flows of the proved properties to the carrying amount of the proved properties to determine recoverability. If the carrying amount of proved properties exceeds the expected undiscounted future cash flows, the carrying amount is written down to the properties’ estimated fair value, which is measured as the present value of the expected future cash flows of such properties. The factors used to determine fair value include estimates of proved reserves, future commodity prices, timing of future production, and a risk-adjusted discount rate. The proved property impairment test is primarily impacted by future commodity prices, changes in estimated reserve quantities, estimates of future production, overall proved property balances, and depletion expense. If pricing conditions decline or are depressed, or if there is a negative impact on one or more of the other components of the calculation, we may incur proved property impairments in future periods.

Unproved oil and gas properties are assessed periodically for impairment of value, and a loss is recognized at the time of impairment by charging capitalized costs to expense. Impairment is assessed when facts and circumstances indicate that the carrying value may not be recoverable, at which point an impairment loss is recognized to the extent the carrying value exceeds the estimated recoverable value. Factors used in the assessment include but are not limited to commodity price outlooks and current and future operator activity in the respective basins. The Company recognized no impairment of unproved properties for the three and nine months ended September 30, 2022 and 2021.

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform to the current-period financial statement presentation. These reclassifications had no effect on previously reported results of operations.

Recently Adopted Accounting Standards

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

4. REVENUE DISAGGREGATION

The following tables summarize disaggregated customer contract revenues and the source of the revenue for the three and nine months ended September 30, 2022 and 2021. Revenues from lending and trading activities included in consolidated revenues were primarily interest, dividend and other investment income, which are not considered to be revenues from contracts with customers under GAAP.

The Company’s disaggregated revenues consisted of the following for the three months ended September 30, 2022:

	Three months ended September 30, 2022
	GWW	TurnOn Green	Ault Alliance	SMC	BNI	AGREE	Total
Primary Geographical Markets
North America	$2,472,000	$1,428,000	$-	$16,138,000	$4,146,000	$5,513,000	$29,697,000
Europe	2,288,000	32,000	201,000	306,000	-	-	2,827,000
Middle East and other	3,022,000	202,000	-	670,000	-	-	3,894,000
Revenue from contracts with customers	7,782,000	1,662,000	201,000	17,114,000	4,146,000	5,513,000	36,418,000
Revenue, lending and trading activities (North America)	-	-	13,360,000	-	-	-	13,360,000
Total revenue	$7,782,000	$1,662,000	$13,561,000	$17,114,000	$4,146,000	$5,513,000	$49,778,000

Major Goods or Services
Power supply units	$2,799,000	$1,480,000	$-	$-	$-	$-	$4,279,000
Digital currency mining, net	-	-	-	-	3,874,000	-	3,874,000
Hotel operations	-	-	-	-	-	5,513,000	5,513,000
Karaoke machines and related	-	-	-	17,114,000	-	-	17,114,000
Other	4,983,000	182,000	201,000	-	272,000	-	5,638,000
Revenue from contracts with customers	7,782,000	1,662,000	201,000	17,114,000	4,146,000	5,513,000	36,418,000
Revenue, lending and trading activities	-	-	13,360,000	-	-	-	13,360,000
Total revenue	$7,782,000	$1,662,000	$13,561,000	$17,114,000	$4,146,000	$5,513,000	$49,778,000

Timing of Revenue Recognition
Goods transferred at a point in time	$5,821,000	$1,662,000	$201,000	$17,114,000	$4,146,000	$5,513,000	$34,457,000
Services transferred over time	1,961,000	-	-	-	-	-	1,961,000
Revenue from contracts with customers	$7,782,000	$1,662,000	$201,000	$17,114,000	$4,146,000	$5,513,000	$36,418,000

The Company’s disaggregated revenues consisted of the following for the nine months ended September 30, 2022:

	Nine months ended September 30, 2022
	GWW	TurnOn Green	Ault Alliance	SMC	BNI	AGREE	Total
Primary Geographical Markets
North America	$5,094,000	$3,262,000	$19,000	$16,138,000	$12,220,000	$12,809,000	$49,542,000
Europe	7,007,000	79,000	201,000	306,000	-	-	7,593,000
Middle East and other	9,429,000	512,000	-	670,000	-	-	10,611,000
Revenue from contracts with customers	21,530,000	3,853,000	220,000	17,114,000	12,220,000	12,809,000	67,746,000
Revenue, lending and trading activities (North America)	-	-	32,224,000	-	-	-	32,224,000
Total revenue	$21,530,000	$3,853,000	$32,444,000	$17,114,000	$12,220,000	$12,809,000	$99,970,000

Major Goods or Services
Power supply units	$6,928,000	$3,592,000	$-	$-	$-	$-	$10,520,000
Healthcare diagnostic systems	2,285,000	-	-	-	-	-	2,285,000
Defense systems	6,842,000	-	-	-	-	-	6,842,000
Digital currency mining	-	-	-	-	11,398,000	-	11,398,000
Hotel operations	-	-	-	-	-	12,809,000	12,809,000
Karaoke machines and related	-	-	-	17,114,000	-	-	17,114,000
Other	5,475,000	261,000	220,000	-	822,000	-	6,778,000
Revenue from contracts with customers	21,530,000	3,853,000	220,000	17,114,000	12,220,000	12,809,000	67,746,000
Revenue, lending and trading activities	-	-	32,224,000	-	-	-	32,224,000
Total revenue	$21,530,000	$3,853,000	$32,444,000	$17,114,000	$12,220,000	$12,809,000	$99,970,000

Timing of Revenue Recognition
Goods transferred at a point in time	$12,934,000	$3,853,000	$220,000	$17,114,000	$12,220,000	$12,809,000	$59,150,000
Services transferred over time	8,596,000	-	-	-	-	-	8,596,000
Revenue from contracts with customers	$21,530,000	$3,853,000	$220,000	$17,114,000	$12,220,000	$12,809,000	$67,746,000

The Company’s disaggregated revenues consisted of the following for the three months ended September 30, 2021:

	Three Months ended September 30, 2021
	GWW	TurnOnGreen	Ault Alliance	Total
Primary Geographical Markets
North America	$1,415,000	$1,103,000	$608,000	$3,126,000
Europe	1,848,000	(97,000)	-	1,751,000
Middle East	2,949,000	-	-	2,949,000
Other	161,000	88,000	-	249,000
Revenue from contracts with customers	6,373,000	1,094,000	608,000	8,075,000
Revenue, lending and trading activities (North America)	-	-	(38,869,000)	(38,869,000)
Total revenue	$6,373,000	$1,094,000	$(38,261,000)	$(30,794,000)
Major Goods
Power supply units	$1,256,000	$1,094,000	$-	$2,350,000
Defense systems	2,940,000	-	-	2,940,000
Digital currency mining	-	-	272,000	272,000
Other	2,177,000	-	336,000	2,513,000
Revenue from contracts with customers	6,373,000	1,094,000	608,000	8,075,000
Revenue, lending and trading activities	-	-	(38,869,000)	(38,869,000)
Total revenue	$6,373,000	$1,094,000	$(38,261,000)	$(30,794,000)

Timing of Revenue Recognition
Goods transferred at a point in time	$3,336,000	$1,094,000	$607,000	$5,037,000
Services transferred over time	3,037,000	-	-	3,037,000
Revenue from contracts with customers	$6,373,000	$1,094,000	$607,000	$8,074,000

The Company’s disaggregated revenues consisted of the following for the nine months ended September 30, 2021:

	Nine Months Ended September 30, 2021
	GWW	TurnOnGreen	Ault Alliance	Total
Primary Geographical Markets
North America	$5,444,000	$3,600,000	$1,459,000	$10,503,000
Europe	5,600,000	318,000	—	5,918,000
Middle East	7,845,000	—	—	7,845,000
Other	309,000	390,000	—	699,000
Revenue from contracts with customers	19,198,000	4,308,000	1,459,000	24,965,000
Revenue, lending and trading activities (North America)			19,615,000	19,615,000
Total revenue	$19,198,000	$4,308,000	$21,074,000	$44,580,000
Major Goods
Power supply units	$1,734,000	$4,308,000	$—	$6,042,000
Power supply systems	5,253,000	—	—	5,253,000
Defense systems	7,731,000	—	—	7,731,000
Digital currency mining			693,000	693,000
Other	4,480,000	—	766,000	5,246,000
Revenue from contracts with customers	19,198,000	4,308,000	1,459,000	24,965,000
Revenue, lending and trading activities			19,615,000	19,615,000
Total revenue	$19,198,000	$4,308,000	$21,074,000	$44,580,000

Timing of Revenue Recognition
Goods transferred at a point in time	$10,957,000	$4,308,000	$1,459,000	$16,724,000
Services transferred over time	8,241,000	—	—	8,241,000
Revenue from contracts with customers	$19,198,000	$4,308,000	$1,459,000	$24,965,000

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurement at September 30, 2022
	Total	Level 1	Level 2	Level 3
Investment in common stock of Alzamend Neuro, Inc. (“Alzamend”) – a related party	$12,394,000	$12,394,000	$-	$-
Investments in marketable equity securities	8,561,000	8,561,000	-	-
Cash and marketable securities held in trust account	117,421,000	117,421,000	-	-
Investments in other equity securities	3,916,000	-	-	3,916,000
Total assets measured at fair value	$142,292,000	$138,376,000	$-	$3,916,000

	Fair Value Measurement at December 31, 2021
	Total	Level 1	Level 2	Level 3
Investment in common stock of Alzamend – a related party	13,230,000	13,230,000	-	-
Investments in marketable equity securities	40,380,000	40,380,000	-	-
Cash and marketable securities held in trust account	116,725,000	116,725,000	-	-
Investments in other equity securities	9,215,000	-	-	9,215,000
Total assets measured at fair value	$179,550,000	$170,335,000	$-	$9,215,000

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

 The following table summarizes the changes in investments in other equity securities measured and carried at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the nine months ended September 30, 2022:

Investments in other equity securities
Balance at January 1, 2022	$9,215,000
Investment in preferred stock	6,495,000
Change in fair value of financial instruments	25,850,000
Conversion to marketable securities	(37,644,000)
Balance at September 30, 2022	$3,916,000

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

As of September 30, 2022 and December 31, 2021, investments in other equity securities valued using a measurement alternative of $41.6 million and $21.4 million, respectively, are included in other equity securities in the accompanying condensed consolidated balance sheets.

The following table presents information on certain assets measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2022 and December 31, 2021. There were no observable price changes or indicators of impairment for these investments during the nine months ended September 30, 2022.

	Fair Value Measurement Using
	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of September 30, 2022
Investments in other equity securities that do not report net asset value	$41,641,000	$-	$-	$41,641,000

	Fair Value Measurement Using
	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2021
Investments in other equity securities that do not report net asset value	$21,241,000	$-	$-	$21,241,000

6. MARKETABLE EQUITY SECURITIES

Marketable equity securities with readily determinable market prices consisted of the following as of September 30, 2022 and December 31, 2021:

	Marketable equity securities at September 30, 2022
		Gross unrealized	Gross unrealized
	Cost	gains	losses	Fair value
Common shares	$16,182,000	$281,000	$(7,902,000)	$8,561,000

	Marketable equity securities at December 31, 2021
		Gross unrealized	Gross unrealized
	Cost	gains	losses	Fair value
Common shares	$53,475,000	$32,000	$(13,127,000)	$40,380,000

The Company’s investment in marketable equity securities are revalued on each balance sheet date.

7. PROPERTY AND EQUIPMENT, NET

At September 30, 2022 and December 31, 2021, property and equipment consisted of:

	September 30, 2022	December 31, 2021
Cryptocurrency machines and related equipment	$131,141,000	$10,763,000
Computer, software and related equipment	20,315,000	8,884,000
Office furniture and equipment	2,750,000	702,000
Oil and natural gas properties, unproved properties	972,000	-
Land	25,646,000	25,696,000
Building and improvements	76,012,000	68,959,000
	256,836,000	115,004,000
Accumulated depreciation and amortization	(14,180,000)	(5,096,000)
Property and equipment placed in service, net	242,656,000	109,908,000
Deposits on cryptocurrency machines	11,328,000	64,117,000
Property and equipment, net	$253,984,000	$174,025,000

Summary of depreciation expense:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Depreciation expense	$3,942,000	$265,000	$10,229,000	$711,000

Ault Energy Oil and Gas Properties

On July 11, 2022, the Company announced the formation of Ault Energy, LLC (“Ault Energy”), as an indirect wholly-owned subsidiary of the Company through Ault Alliance. Ault Energy is partnering with White River Holdings Corp. (“White River”), a wholly owned subsidiary of Ecoark Holdings, Inc. (“Ecoark”), on drilling projects across 30,000 acres in Texas, Louisiana and Mississippi. Ault Energy, as the designee of Ault Lending, LLC (“Ault Lending”), has the right to purchase up to 25%, or such higher percentages at the discretion of White River, in various drilling projects of White River. In August 2022, Ault Energy purchased a 40% working interest of the Harry O’Neal 20-9 No.1 drilling project in Mississippi for $972,000 included in property and equipment. The Company has not recorded any depletion as the Harry O’Neal 20-9 No.1 drilling project was considered an unproved property as of September 30, 2022.

Compute North Bankruptcy

On September 22, 2022, Compute North Holdings, Inc. (along with its affiliated debtors, collectively, “Compute North”), filed for chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the Southern District of Texas under Chapter 11 of the U.S. Bankruptcy Code (11 U.S. Code section 101 et seq.). At the time of Compute North’s bankruptcy filing, BitNile had 6,572 Bitcoin miners with a carrying amount of $38.0 million, classified within property and equipment on the consolidated balance sheet, with Compute North at the Wolf Hollow hosting facility in Texas. Additionally, the Company has a deposit of approximately $2.0 million with Compute North for services yet to be performed by Compute North. The ultimate outcome of the bankruptcy process, and its impact on the deposit held by the Company, remains to be determined. The Company assessed this financial exposure and recorded an impairment of the deposit totaling $2 million during the three months ended September 30, 2022. The Company has inspected the Bitcoin miners that are installed at the hosting facility in Texas. No impairment on the mining equipment was recorded as of September 30, 2022. The Company has retained counsel to assist in this matter.

8. BUSINESS COMBINATIONS

Avalanche International Corp. (“AVLP”) Acquisition

On June 1, 2022, the Company converted the principal amount under the convertible promissory notes issued to it by AVLP and accrued unpaid interest into common stock of AVLP. The Company converted $20.0 million in principal and $5.9 million of accrued interest receivable at a conversion price of $0.50 per share and received 51,889,168 shares of common stock increasing its common stock ownership of AVLP from less than 20% to approximately 92%.

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

The Company estimated the fair values of assets acquired and liabilities assumed using valuation techniques, such as the income, cost and market approaches. The fair values are based on available historical information and on future expectations and assumptions deemed reasonable by management but are inherently uncertain. The income method to measure the fair value of intangible assets, is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflected a consideration of other marketplace participants and included the amount and timing of future cash flows (including expected growth rates and profitability), the underlying product or technology life cycles, economic barriers to entry and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances could affect the accuracy or validity of the estimates and assumptions.

The allocation of the total consideration transferred to the assets acquired, including intangible assets and goodwill, and the liabilities assumed is preliminary and could be revised as a result of additional information obtained due to the finalization of a third-party valuation report, leases and related commitments, tax related matters and contingencies and certain assets and liabilities, including receivables and payables. Amounts will be finalized within the measurement period, which will not exceed one year from the acquisition date. Goodwill represents the excess of the purchase price over the preliminary fair value of identifiable assets acquired and liabilities assumed at the acquisition date and is primarily attributable to the assembled workforce and expected synergies at the time of the acquisition. The goodwill resulting from this acquisition is not tax deductible.

The following table presents the final allocation of the consideration transferred to the assets acquired and liabilities assumed based on their fair values.

Preliminary allocation
Total purchase consideration	$20,706,000
Fair value of non-controlling interest	6,738,000
Total consideration	$27,444,000

Identifiable net liabilities assumed:
Cash	$1,245,000
Prepaid expenses and other current assets	55,000
Property and equipment	5,057,000
Note receivable	800,000
Accounts payable and accrued expenses	(5,018,000)
Convertible notes payable, principal	(9,734,000)
Fair value of embedded derivative	(1,226,000)
Fair value of bifurcated conversion option	(4,425,000)
Fair value of bifurcated put option	(200,000)
Net liabilities assumed	(13,446,000)
Goodwill	$40,890,000

The Company consolidates the results of AVLP on a one-month lag, therefore the statements of operations include results for AVLP for the three months ended August 31, 2022.

Overview of SMC Acquisition

Beginning in June 2022, the Company, through its subsidiary Ault Lending, began making open market purchases of SMC common stock. These purchases granted the Company a greater than 20% effective ownership on June 9, 2022, and subsequently, on June 15, 2022, the Company owned more than 50% of the issued and outstanding common stock of SMC. The Company’s ownership of SMC stood at approximately 57% as of September 30, 2022.

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

The tradenames and developed technology intangible assets were valued using the relief-from-royalty method. The relief-from-royalty method is one of the methods under the income approach wherein estimates of a company’s earnings attributable to the intangible asset are based on the royalty rate the company would have paid for the use of the asset if it did not own it. Royalty payments are estimated by applying royalty rates between of 0.5% and 1.0% to the prospective revenue attributable to the intangible asset. The resulting annual royalty payments are tax-affected and then discounted to present value.

The Company determined an estimated fair value of customer relationships using an income approach utilizing a discounted cash flow methodology. The analysis included assumptions regarding the development of new businesses and organic growth rates, a discount rate of 12% using a weighted average cost of capital analysis, and capital expenditure requirements associated with any new initiatives developed by SMC. Significant assumptions utilized in the income approach were based on company specific information and projections which are not observable in the market and are therefore considered Level 3 fair value measurements.

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

Preliminary Allocation
Total purchase consideration	$10,517,000
Fair value of non-controlling interest	10,336,000
Total consideration	$20,853,000

Identifiable net assets acquired:
Cash	$2,278,000
Accounts receivable	9,891,000
Prepaid expenses and other current assets	673,000
Inventories	12,840,000
Property and equipment, net	529,000
Right-of-use assets	1,073,000
Other assets	83,000
Intangible assets:
Tradenames (19 year estimated useful life)	2,470,000
Customer relationships (16 year estimated useful life)	1,380,000
Proprietary technology (3 year estimated useful life)	600,000
Accounts payable and accrued expenses	(10,052,000)
Notes payable	(2,972,000)
Lease liabilities	(1,124,000)
Net assets acquired	17,669,000
Goodwill	$3,184,000

Unaudited Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations for the nine months ended September 30, 2022 have been prepared as if the SMC acquisition had occurred on January 1, 2022.

Nine Months Ended
September 30, 2022
Total revenues	$131,609,000
Net loss attributable to BitNile Holdings, Inc.	$(62,202,000)

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

Overview of GIGA acquisition

On September 8, 2022, Giga-tronics Incorporated (“GIGA”) acquired 100% of the capital stock of GWW from the Company in exchange for 2.92 million shares of GIGA’s common stock and 514.8 shares of GIGA’s Series F Convertible Preferred Stock (“Series F”) that are convertible into an aggregate of 3.96 million shares of GIGA’s common stock. GIGA also assumed GWW’s outstanding equity awards representing the right to receive up to 749,626 shares of GIGA’s common stock, on an as-converted basis. The transaction described above resulted in a change of control of GIGA. Assuming the Company was to convert all of the Series F, the common stock owned by the Company after such conversion would result in the Company owning approximately 71.2% of GIGA’s outstanding shares.

On September 8, 2022, the Company loaned GIGA $4.25 million by purchasing a convertible note that carries an interest rate of 10% per annum and matures on February 14, 2023. The convertible note between the Company and GIGA is eliminated in consolidation beginning on September 8, 2022. The Company received the right to appoint four members of a seven member GIGA board of directors. These factors contributed to the Company’s determination that GWW be treated as the accounting acquirer.

The Company believes there are synergies between GIGA and GWW. GIGA manufactures specialized electronics equipment for use in both military test and airborne operational applications. GIGA focuses on the design and manufacture of custom microwave products for military airborne, sea, and ground applications as well as the design and manufacture of high-fidelity signal simulation and recording solutions for RADAR and electronic warfare test applications. GIGA’s results of operations subsequent to the acquisition are included in the Company’s GWW defense business segment.

In respect of the above transactions, the acquired assets and assumed liabilities, together with acquired processes and employees, represent a business as defined in ASC 805, Business Combinations. The transactions were accounted for as a reverse acquisition using the acquisition method of accounting with GIGA treated as the legal acquirer and GWW treated as the accounting acquirer. In identifying GWW as the acquiring entity for accounting purposes, GIGA and GWW took into account a number of factors, including the relative voting rights, executive management and the corporate governance structure of the Company. GWW is considered the accounting acquirer since the Company controls the board of directors of GIGA following the transactions and received a 71.2% beneficial ownership interest in GIGA. However, no single factor was the sole determinant in the overall conclusion that GWW is the acquirer for accounting purposes; rather all factors were considered in arriving at such conclusion.

The fair value of the purchase consideration was $9.5 million, consisting of $4.0 million for GIGA’s common stock and prefunded warrants, $0.4 million fair value of vested stock incentives, $3.7 million cash and $1.3 million related to an existing loan agreement between Ault Lending and GIGA, which was deemed settled.

The tradenames and developed technology intangible assets were valued using the relief-from-royalty method. The relief-from-royalty method is one of the methods under the income approach wherein estimates of a company’s earnings attributable to the intangible asset are based on the royalty rate the company would have paid for the use of the asset if it did not own it. Royalty payments are estimated by applying royalty rates between 1.0% and 7.0% to the prospective revenue attributable to the intangible asset. The resulting annual royalty payments are tax-affected and then discounted to present value.

The Company determined an estimated fair value of customer relationships using an income approach utilizing a discounted cash flow methodology. The analysis included assumptions regarding the development of new businesses and organic growth rates, a discount rate of 22% using a weighted average cost of capital analysis, and capital expenditure requirements associated with any new initiatives developed by GIGA. Significant assumptions utilized in the income approach were based on company specific information and projections which are not observable in the market and are therefore considered Level 3 fair value measurements.

The total purchase price to acquire GIGA has been allocated to the assets acquired and assumed liabilities based upon preliminary estimated fair values, with any excess purchase price allocated to goodwill. The goodwill resulting from this acquisition is not tax deductible. The fair value of the acquired assets and assumed liabilities as of the date of acquisition are based on preliminary estimates assisted, in part, by a third-party valuation expert. The estimates are subject to change upon the finalization of appraisals and other valuation analyses, which are expected to be completed no later than one year from the date of acquisition. Although the completion of the valuation activities may result in asset and liability fair values that are different from the preliminary estimates included herein, it is not expected that those differences would alter the understanding of the impact of this transaction on the consolidated financial position and results of operations of the Company.

The preliminary purchase price allocation is as follows:

Preliminary allocation
Total purchase consideration	$6,763,000
Fair value of non-controlling interest	2,735,000
Total consideration	$9,498,000

Identifiable net assets acquired (liabilities assumed):
Cash	$107,000
Trade accounts receivable	536,000
Inventories	5,180,000
Prepaid expenses	116,000
Accrued revenue	363,000
Property and equipment	331,000
Right-of-use asset	370,000
Other long-term assets	446,000
Intangible assets:
Tradename (12 year estimated useful life)	1,040,000
Developed Technology (8 year estimated useful life)	1,410,000
Existing customer relationships (10-15 year estimated useful life)	3,910,000
Accounts payable	(2,831,000)
Loans payable, net of discounts and issuance costs	(387,000)
Accrued payroll and benefits	(1,488,000)
Lease obligations	(491,000)
Other current liabilities	(368,000)
Other non-current liabilities	(17,000)
Net assets acquired	8,227,000
Goodwill	$1,271,000

9. GOODWILL

The following table summarizes the changes in the Company’s goodwill for the nine months ended September 30, 2022:

Goodwill
Balance as of January 1, 2022	$10,090,000
Acquisition of AVLP	40,890,000
Acquisition of SMC	3,184,000
Acquisition of GIGA	1,271,000
Effect of exchange rate changes	(891,000)
Balance as of September 30, 2022	$54,544,000

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

Between June 15, 2022 and September 30, 2022, Ault Lending increased the Company’s ownership interest in SMC through the open market purchase of approximately 274,000 shares for $2.1 million.

11. INVESTMENTS – RELATED PARTIES

Investments in Alzamend and Ault & Company at September 30, 2022 and December 31, 2021, were comprised of the following:

Investment in Promissory Notes, Related Parties

	Interest	Due	September 30,	December 31,
	rate	date	2022	2021
Investment in promissory note of Ault & Company	8%	December 31, 2022	$2,500,000	$2,500,000
Accrued interest receivable, Ault & Company			318,000	170,000
Other			-	172,000
Total investment in promissory note, related party			$2,818,000	$2,842,000

Investment in Common Stock and Options, Related Parties

	September 30,	December 31,
	2022	2021
Investment in common stock and options of Alzamend	$12,394,000	$13,230,000

The following table summarizes the changes in the Company’s investments in Alzamend and Ault & Company during the nine months ended September 30, 2022:

	Investment in warrants and common stock of Alzamend	Investment in promissory notes of Ault & Company
Balance at January 1, 2022	$13,230,000	$2,842,000
Investment in common stock and options of Alzamend	4,840,000	-
Unrealized loss in common stock of Alzamend	(5,676,000)	-
Amortization of related party investment	-	(173,000)
Accrued interest	-	149,000
Balance at September 30, 2022	$12,394,000	$2,818,000

Investments in Alzamend Common Stock

The following table summarizes the changes in the Company’s investments in Alzamend common stock during the nine months ended September 30, 2022:

	Shares of	Per Share	Investment in
	Common Stock	Price	Common Stock
Balance at January 1, 2022	6,947,000	$1.90	$13,230,000
March 9, 2021 securities purchase agreement*	2,667,000	$1.50	4,000,000
Open market purchases after initial public offering	801,000	$1.05	840,000
Unrealized loss in common stock of Alzamend			(5,676,000)
Balance at September 30, 2022	10,415,000	$1.19	$12,394,000

*	Pursuant to the March 9, 2021 securities purchase agreement, in aggregate, Alzamend agreed to sell up to 6,666,667 shares of its common stock to Ault Lending for $10.0 million, or $1.50 per share, and issue to Ault Lending warrants to acquire 3,333,334 shares of Alzamend common stock with an exercise price of $3.00 per share. As of December 31, 2021, Ault Lending funded $6.0 million, including the conversion of notes and advances of $0.8 million, and the remaining $4.0 million was funded upon Alzamend achieving certain milestones during the nine months ended September 30, 2022.

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

The following table summarizes the changes in the Company’s equity investments in the then unconsolidated entity, AVLP, during the nine months ended September 30, 2022:

	Investment in	Investment in
	warrants and	promissory notes	Total
	common stock	and advances	investment
Balance at January 1, 2022	$39,000	$22,091,000	$22,130,000
Investment in convertible promissory notes	-	2,200,000	2,200,000
Loss from equity investment	(39,000)	(885,000)	(924,000)
Accrued interest	-	143,000	143,000
Loss on remeasurement upon conversion	-	(2,700,000)	(2,700,000)
Conversion of AVLP convertible promissory notes	-	(17,040,000)	(17,040,000)
Elimination of intercompany debt after conversion	-	(3,809,000)	(3,809,000)
Balance at September 30, 2022	$-	$-	$-

13. CONSOLIDATED VARIABLE INTEREST ENTITY - ALPHA FUND

Alpha Fund – Consolidated Variable Interest Entity

As of September 30, 2022 and December 31, 2021, the Company held an investment in Ault Alpha LP (“Alpha Fund”). Alpha Fund operates as a private investment fund. The general partner of Alpha Fund, Ault Alpha GP LLC (“Alpha GP”) is owned by Ault Capital Management LLC (the “Investment Manager”), which also acts as the investment manager to Alpha Fund. The Investment Manager is owned by Ault & Company. Messrs. Ault, Horne, Nisser and Cragun, who serve as executive officers and/or directors of the Company, are executive officers of the Investment Manager, and Messrs. Ault, Horne and Nisser are executive officers and directors of Ault & Company.

As of September 30, 2022, Ault Lending subscribed for $33 million or approximately 100% of the limited partnership interests in Alpha Fund, the full amount of which was funded, an increase of $16 million from the $17 million subscribed and funded as of December 31, 2021. These investments are subject to a rolling five-year lock-up period, provided that after three years, Alpha GP will waive 24 months of the lock-up period upon receipt of written notice from an executive officer of the Company that a withdrawal of capital is required to prevent a going concern opinion from the Company’s auditors, under the terms of Alpha Fund’s partnership agreement and side letter entered into between the Company and Alpha Fund.

The Company consolidates Alpha Fund as a variable interest entity (a “VIE”) due to its significant level of influence and control of Alpha Fund, the size of its investment, and its ability to participate in policy making decisions, the Company is considered the primary beneficiary of the VIE.

Investments by Alpha Fund – Treasury Stock

As of September 30, 2022, Alpha Fund owned 45,049,871 shares of the Company’s common stock and 91,033 shares of the Company’s 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock (the “Series D Preferred Stock”), accounted for as treasury stock as of September 30, 2022.

14. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Other current liabilities at September 30, 2022 and December 31, 2021 consisted of:

	September 30,	December 31,
	2022	2021
Accounts payable	22,467,000	$6,902,000
Accrued payroll and payroll taxes	9,531,000	5,027,000
Financial instrument liabilities	937,000	4,249,000
Accrued legal	1,787,000	2,637,000
Interest payable	4,140,000	187,000
Other accrued expenses	11,745,000	3,753,000
	$50,607,000	$22,755,000

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

The financial instruments were valued using a variety of pricing models with the following valuation assumptions:

	September 30, 2022	December 31, 2021
Contractually stipulated stock price	$2.50	$2.50
Exercise price	$2.50	$2.50
Contractually defined remaining term	5.0	5.0
Contractually defined volatility	135%	135%
Dividend yield	0%	0%
Risk-free interest rate	4.1%	1.3%

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

The following table sets forth a summary of the changes in the estimated fair value of the financial instruments during the nine months ended September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
Beginning balance	$4,249,000	$4,192,000
Change in fair value	27,000	388,000
Extinguishment	(3,339,000)	-
Ending balance	$937,000	$4,580,000

15. NOTES PAYABLE

Notes payable at September 30, 2022 and December 31, 2021, were comprised of the following:

	Interest rate	Due date	September 30, 2022	December 31, 2021
Short-term notes payable	12.0%	Nov. 2022	$35,000	$118,000
10% original issue discount senior secured notes			-	65,972,000
AGREE Madison secured construction loans	7.0%	January 1, 2025	58,351,000	55,055,000
SMC line of credit	15.5%	June 11, 2023	2,500,000	-
SMC installment notes	7.6%	June 18, 2024	177,000	-
SMC notes payable	6.0%	Sept. 2024-Feb. 2025	353,000	-
XBTO note payable	12.5%	December 30, 2023	3,384,000	-
10% secured promissory notes	10.0%	August 10, 2023	10,093,000	-
Short-term bank line of credit	4.7%	Renews monthly	2,325,000	960,000
Total notes payable			$77,218,000	$122,105,000
Less:
Unamortized debt discounts			(1,776,000)	(27,496,000)
Total notes payable, net			$75,442,000	$94,609,000
Less: current portion			(17,132,000)	(39,554,000)
Notes payable – long-term portion			$58,310,000	$55,055,000

10% Secured Promissory Notes

On August 10, 2022, the Company, through its BNI subsidiary, entered into a note purchase agreement providing for the issuance of secured promissory notes with an aggregate principal face amount of $11,000,000 and an interest rate of 10%. The purchase price (proceeds to the Company) for the secured promissory notes was $10.0 million. The secured promissory notes have a security interest in $10 million of marketable securities and investments and certain Bitcoin mining equipment with a carrying amount of $23.1 million. The secured promissory notes are further secured by a guaranty provided by the Company, Ault Lending and by Milton C. Ault, the Executive Chairman of the Company.

The maturity date of the secured promissory notes is August 10, 2023. The Company is required to make monthly payment (principal and interest) of $1,000,000 on the tenth calendar day of each month, starting in September 2022. Provided that the Company makes the first six monthly payments in full and on a timely basis, after six months, the Company may elect to pay a forbearance fee of $250,000 in lieu of a monthly payment, which would extend the maturity date of the related secured promissory notes by one month for each forbearance. The Company may not elect forbearance in consecutive months.

SMC Debt Security Interest

The SMC debt is secured by a perfected security interest in all SMC assets including a first-priority security interest in SMC accounts receivable and inventory.

Amortization of Debt Discount of Secured Promissory Notes

During the three months ended March 31, 2022, the $66 million Secured Promissory Notes were repaid and the Company fully amortized the related debt discount of $26.3 million, which is included within interest expense on the condensed consolidated statements of operations.

The following table summarizes the principal maturity schedule for our notes payable outstanding as of September 30, 2022:

Year	Principal
2022	$18,049,000
2023	818,000
2024	-
2025	58,351,000
Total	$77,218,000

16. CONVERTIBLE NOTES

Convertible notes payable at September 30, 2022 and December 31, 2021, were comprised of the following:

	Conversion price per share	Interest rate	Due date	September 30, 2022	December 31, 2021
Convertible promissory note	$4.00	4%	May 10, 2024	$660,000	$660,000
AVLP convertible promissory notes	$0.35 (AVLP stock)	15%	August 22, 2025	9,911,000	-
Fair value of embedded options and derivatives				4,908,000	-
Less: unamortized debt discounts				(132,000)	(192,000)
Total convertible notes payable, net of financing cost				$15,347,000	$468,000
Less: current portion				(1,469,000)	-
Total convertible notes payable, net of financing cost, long term				$13,878,000	$468,000

AVLP convertible promissory notes

The AVLP convertible notes payable are due and payable on August 22, 2025, with interest at 7% per annum. At the election of the holders, outstanding principal and accrued interest under the notes are convertible into shares of AVLP’s common stock at a conversion price equal to either (i) if the aggregate market capital of AVLP on the date of conversion (the “Market Cap”) is $35 million or less, at a 25% discount to the market price, or (ii) if the Market Cap is greater than $35 million, at a 25% discount to the market price, provided that such discount shall be increased by dividing it by the quotient that shall be obtained by dividing $35 million by the Market Cap at the time of conversion, provided, however, any increase in the discount to the market price shall not result in a discount that is greater than a 75% discount (the “Conversion Price”). Notwithstanding the foregoing, in no event shall the Conversion Price be less than $0.35.

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

On September 2, 2022, the Company and its subsidiary filed an answer to the Amended Complaint and asserted numerous affirmative defenses.

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

On November 1, 2022, the parties informed the Court that they reached a settlement in principle and requested an extension of time, until November 22, 2022, to file motions for summary judgment to allow the parties time to draft formal settlement documents. The Court granted the parties’ request and the deadline for the Company and Mr. Ault to file their summary judgment is November 22, 2022.

Based on the terms of the settlement in principle, the Company believes its current legal accrual is adequate to cover the cost of settlement.

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

18. STOCKHOLDERS’ EQUITY

2022 Issuances

2022 ATM Offering – Common Stock

On February 25, 2022, the Company entered into an At-The-Market issuance sales agreement with Ascendiant Capital Markets, LLC (“Ascendiant Capital”) to sell shares of common stock having an aggregate offering price of up to $200 million from time to time, through an “at the market offering” program (the “2022 Common ATM Offering”). As of September 30, 2022, the Company had sold an aggregate of 256.7 million shares of common stock pursuant to the 2022 Common ATM Offering for gross proceeds of $168.0 million.

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

2022 ATM Offering – Preferred Stock

On June 14, 2022, the Company entered into an At-The-Market equity offering program with Ascendiant Capital under which it may sell, from time to time, shares of its Series D Preferred Stock for aggregate gross proceeds of up to $46,400,000 (the “2022 Preferred ATM Offering”). As of September 30, 2022, the Company had sold an aggregate of 10,928 shares of Series D Preferred Stock pursuant to the 2022 Preferred ATM Offering for gross proceeds of $207,000.

19. INCOME TAXES

The Company calculates its interim income tax provision in accordance with ASC Topic 270, Interim Reporting, and ASC Topic 740, Income Taxes. The Company’s effective tax rate (“ETR”) from continuing operations was 0.6% and (9.1%) for the nine months ended September 30, 2022 and 2021, respectively. The Company an income tax provision of $0.4 million and $0.1 million for the nine months ended September 30, 2022 and 2021, respectively. The difference between the ETR and federal statutory rate of 21% is primarily attributable to items recorded for GAAP but permanently disallowed for U.S. federal income tax purposes and changes in valuation allowance.

20. NET (LOSS) INCOME PER SHARE

Basic and diluted net income per common share for the nine months ended September 30, 2021 are calculated as follows:

	For the Nine Months Ended September 30, 2021
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income attributable to BitNile Holdings	$1,346,000
Less: Preferred stock dividends	(13,000)

Basic earnings per share
Net income available to common stockholders	1,333,000	49,714,000	$0.03

Effect of dilutive securities
Restricted stock grants	—	431,000

Diluted earnings per share
Income available to common stockholders plus assumed conversions	$1,333,000	50,145,000	$0.03

Net loss per share is computed by dividing the net loss to common stockholders by the weighted average number of common shares outstanding. The calculation of the basic and diluted earnings per share is the same for all periods presented, excluding the nine months ended September 30, 2021, as the effect of the potential common stock equivalents is anti-dilutive due to the Company’s net loss position for all periods presented. Anti-dilutive securities, which are convertible into or exercisable for the Company’s common stock, consist of the following at September 30, 2022 and 2021:

	September 30,
	2022	2021
Stock options	6,396,000	4,761,000
Restricted stock grants	2,085,000	-
Warrants	18,493,000	5,936,000
Convertible notes	165,000	165,000
Convertible preferred stock	2,000	2,000
Total	27,141,000	10,864,000

21. SEGMENT AND CUSTOMERS INFORMATION

The Company had seven reportable segments as of September 30, 2022 and five as of September 30, 2021; see Note 1 for a brief description of the Company’s business.

The following data presents the revenues, expenditures and other operating data of the Company’s operating segments for the three and nine months ended September 30, 2022:

	Nine Months Ended September 30, 2022
	GWW	TurnOn Green	Ault Alliance	BNI	AGREE	Ault Disruptive	SMC	Holding Company	Total
Revenue	$21,530,000	$3,853,000	$220,000	$-	$-	$-	$17,114,000	$-	$42,717,000
Revenue, cryptocurrency mining	-	-	-	11,398,000	-	-	-	-	11,398,000
Revenue, commercial real estate leases	-	-	-	822,000	-	-	-	-	822,000
Revenue, lending and trading activities	-	-	32,224,000	-	-	-	-	-	32,224,000
Revenue, hotel operations	-	-	-	-	12,809,000	-	-	-	12,809,000
Total revenues	$21,530,000	$3,853,000	$32,444,000	$12,220,000	$12,809,000	$-	$17,114,000	$-	$99,970,000

Depreciation and amortization expense	$1,259,000	$403,000	$240,000	$6,949,000	$2,487,000	$-	$166,000	$473,000	$11,977,000

Income (loss) from operations	$(1,881,000)	$(2,577,000)	$4,212,000	$(6,138,000)	$149,000	$(1,100,000)	$597,000	$(19,262,000)	$(26,000,000)

Capital expenditures for the nine months ended September 30, 2022	$612,000	$176,000	$1,739,000	$77,299,000	$4,444,000	$-	$66,000	$164,000	$84,500,000

	Three Months Ended September 30, 2022
	GWW	TurnOn Green	Ault Alliance	BNI	AGREE	Ault Disruptive	SMC	Holding Company	Total
Revenue	$7,781,000	$1,662,000	$201,000	$-	$-	$-	$17,114,000	$-	$26,758,000
Revenue, cryptocurrency mining	-	-	-	3,874,000	-	-	-	-	3,874,000
Revenue, commercial real estate leases	-	-	-	273,000	-	-	-	-	273,000
Revenue, lending and trading activities	-	-	13,360,000	-	-	-	-	-	13,360,000
Revenue, hotel operations	-	-	-	-	5,513,000	-	-	-	5,513,000
Total revenues	$7,781,000	$1,662,000	$13,561,000	$4,147,000	$5,513,000	$-	$17,114,000	$-	$49,778,000

Depreciation and amortization expense	$740,000	$393,000	$172,000	$2,809,000	$832,000	$-	$166,000	$(264,000)	$4,848,000

Income (loss) from operations	$(661,000)	$(957,000)	$3,786,000	$(2,321,000)	$1,697,000	$(314,000)	$597,000	$(5,138,000)	$(3,311,000)

Capital expenditures for the three months ended September 30, 2022	$327,000	$51,000	$890,000	$5,915,000	$4,425,000	$-	$66,000	$47,000	$11,721,000

AVLP, SMC and GIGA Segment Information

The AVLP and SMC acquisitions were completed in June 2022 and the GIGA acquisition was completed in September 2022. As of September 30, 2022, identifiable assets for AVLP, SMC and GIGA were $47.5 million, $40.0 million and $19.2 million, respectively.

Segment information for the three and nine months ended September 30, 2021:

	Nine Months Ended September 30, 2021
	GWW	TurnOnGreen	Ault Alliance	BNI	Ault Disruptive	Holding Company	Total
Revenue	$19,198,000	$4,308,000	$236,000				$23,742,000
Revenue, cryptocurrency mining	-	-		693,000			693,000
Revenue, commercial real estate leases	-	-		530,000			530,000
Revenue, lending and trading activities	-	-	19,615,000				19,615,000
Revenue, hotel operations	-	-					-
Total revenues	$19,198,000	$4,308,000	$19,851,000	$1,223,000	$-	$-	$44,580,000

Depreciation and amortization expense	$951,000	$69,000	$146,000	$250,000	$-	$297,000	$1,713,000

Income (loss) from operations	$(766,000)	$(490,000)	$12,390,000	$(839,000)	$(331,000)	$(12,814,000)	$(2,850,000)

Capital expenditures for the nine months ended September 30, 2021	$686,000	$-	$-	$27,459,000	$-	$-	$28,145,000

	Three Months Ended September 30, 2021
	GWW	TurnOn Green	Ault Alliance	BNI	Ault Disruptive	Holding Company	Total
Revenue	$6,373,000	$1,094,000	$110,000	$-	$-	$-	$7,577,000
Revenue, cryptocurrency mining	-	-	-	272,000	-	-	272,000
Revenue, commercial real estate leases	-	-	-	226,000	-	-	226,000
Revenue, lending and trading activities	-	-	(38,869,000)	-	-	-	(38,869,000)
Revenue, hotel operations	-	-	-	-	-	-	-
Total revenues	$6,373,000	$1,094,000	$(38,759,000)	$498,000	$-	$-	$(30,794,000)

Depreciation and amortization expense	$523,000	$56,000	$118,000	$98,000	$-	$281,000	$1,076,000

Income (loss) from operations	$19,000	$(408,000)	$(41,390,000)	$(339,000)	$(143,000)	$(7,613,000)	$(49,874,000)

Capital expenditures for the three months ended September 30, 2021	$120,000	$-		$22,435,000	$-	$-	$22,555,000

22. CONCENTRATIONS OF CREDIT AND REVENUE RISK

Accounts receivable are concentrated with certain large customers. At September 30, 2022, approximately 36% of accounts receivable were due from two customers in North America, each of which individually accounted for over 10% of consolidated accounts receivable.

For the three months ended September 30, 2022, one customer represented 15% and one customer represented 10% of consolidated revenues.

23. SUBSEQUENT EVENTS

2022 Common ATM Offering

During the period between October 1, 2022 through November 18, 2022, the Company sold an aggregate of 14.8 million shares of common stock pursuant to the 2022 Common ATM Offering for gross proceeds of $2.6 million.

2022 Preferred ATM Offering

During the period between October 1, 2022 through November 18, 2022, the Company sold an aggregate of 8,933 shares of Series D Preferred Stock pursuant to the 2022 Preferred ATM Offering for gross proceeds of $124,000.

Investments in Alpha Fund

During the period between October 1, 2022 through November 18, 2022, Ault Lending purchased an additional $0.2 million of limited partnership interests in Alpha Fund.

SMC Credit and Security Agreement with Fifth Third Bank

On October 14, 2022, SMC entered into a credit agreement with Fifth Third Bank. The credit agreement provides for a three-year secured revolving credit facility in an aggregate principal amount of up to $15 million decreased to $7.5 million during the non-peak period of January 1 through July 31 of each year. The credit agreement matures on October 14, 2025.

The revolving credit facility bears interest of the Prime Rate plus 0.50% or the 30-day term secured overnight financing rate plus 3.00%.

Under the credit agreement:

•	Accounts receivable advance rate up to an 85% against SMC’s eligible accounts receivable;

•	Inventory advance of up to 85% of SMC’s eligible inventory; and

•	SMC must maintain a minimum fixed charge coverage of 1.05 to 1.

Availability under the credit agreement was approximately $4.0 million as of November 18, 2022.

Secured Debt Financing

On November 7, 2022, the Company and certain of its subsidiaries borrowed $18.9 million of principal amount of term loans (the “Loans”) from a group of institutional investors (the “Financing”). The Loans mature in 18 months, which may be extended to 24 months, accrue interest at the rate of 8.5% per annum and are secured by certain assets of the Company and various subsidiaries. Starting in January 2023, the lenders have the right to require the Company to make monthly payments of $0.6 million, which will increase to $1.1 million in November 2023. The Loans were issued with an original issue discount of $1.89 million.

The lenders received warrants to purchase approximately 4.5 million shares of the Company’s common stock, exercisable for four years at $0.45 per share and warrants to purchase another approximately 4.5 million shares of the Company’s common stock, exercisable for four years at $0.75 per share, subject to adjustment.

On November 7, 2022, Ault Aviation used proceeds from the Loans to purchase a private aircraft for a total purchase price of $15.8 million. In addition, the Company and certain of its subsidiaries entered into various agreements as collateral for the repayment of the Loans, including (i) a security interest in certain Bitcoin mining equipment, (ii) a pledge of the membership interests of Third Avenue Apartments, LLC, a wholly owned subsidiary of the Company (“Third Apartments”), (iii) a pledge of the membership interests of Alliance Cloud Services, LLC, a wholly owned subsidiary of the Company (“Alliance Cloud”), (iv) a pledge of the membership interests of Ault Aviation, LLC, a wholly owned subsidiary of the Company (“Ault Aviation”), (v) a pledge in a segregated deposit account of $1.5 million of cash, (vi) a mortgage and security agreement by Third Avenue on the real estate property owned by Third Avenue in St. Petersburg, Florida, (vii) a future advance mortgage by Alliance Cloud on the real estate property owned by Alliance Cloud in Dowagiac, Michigan, and (viii) an aircraft mortgage and security agreement by Ault Aviation on the private aircraft purchased by Ault Aviation on November 7, 2022. The Loans are further secured by a guaranty provided by Ault Lending and Milton C. Ault, the Executive Chairman of the Company.

3% Secured Promissory Notes

On November 18, 2022, the Company, through its BNI subsidiary, entered into a note purchase agreement providing for the issuance of secured promissory notes with an aggregate principal face amount of $8,181,819 and an interest rate of 3%. The purchase price (proceeds to the Company) for the secured promissory notes was $8.2 million. The secured promissory notes have a security interest in certain marketable securities to be acquired by BNI (the “Collateral”).

The maturity date of the secured promissory notes is May 18, 2023. When the Company sells the Collateral, the Company is required to make a payment towards the secured promissory notes equal to 45% of the realized gains. After the secured promissory notes have been repaid in full and until all of the Collateral is sold, when the Company sells any remaining Collateral, the Company is required to give the investors a profits participation interest equal to 45% of the realized gains.

Amendment to 10% Secured Promissory Notes

On November 18, 2022, the Company’s BNI subsidiary entered into an amendment to the 10% secured promissory notes issued on August 10, 2022, whereby the investors permitted the Company to (i) elect to utilize one of the six monthly forbearances under the notes for the November 2022 monthly payment and (ii) make the forbearance payment with the December 2022 monthly payment.

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

On February 25, 2022, we entered into an At-The-Market issuance sales agreement with Ascendiant Capital Markets, LLC (“Ascendiant Capital”) to sell shares of common stock having an aggregate offering price of up to $200 million from time to time, through an “at the market offering” program (the “2022 Common ATM Offering”). As of September 30, 2022, we had sold an aggregate of 256.7 million shares of common stock pursuant to the 2022 Common ATM Offering for gross proceeds of $168.0 million.

On March 20, 2022, we and our majority owned subsidiary Imperalis Holding Corp. (“IMHC”) entered into a securities purchase agreement (the “Agreement”) with TurnOnGreen, Inc. (“TurnOnGreen”), a wholly owned subsidiary of ours. According to the Agreement, which closed on September 6, 2022. we (i) delivered to IMHC all of the outstanding shares of common stock of TurnOnGreen that we own, and (ii) eliminated the intracompany accounts between us and TurnOnGreen evidencing historical equity investments made by us in TurnOnGreen, in the approximate amount of $36 million, in consideration for the issuance by IMHC to us (the “Transaction”) of an aggregate of 25,000 newly designated shares of Series A Preferred Stock (the “IMHC Preferred Stock”), with each such share having a stated value of $1,000. The IMHC Preferred Stock has an aggregate liquidation preference of $25 million, is convertible into shares of IMHC’s common stock, par value $0.001 per share (the “IMHC Common Stock”) at our option, is redeemable by us, and entitles us to vote with the IMHC Common Stock on an as-converted basis. On September 5, 2022, we, IMHC and TurnOnGreen entered into an amendment to the Agreement (the “Amendment”), pursuant to which IMHC agreed to (i) use commercially reasonable efforts to effectuate a distribution by us of approximately 140 million shares of IMHC Common Stock beneficially owned by us (the “Distribution”), including the filing of a registration statement (the “Distribution Registration Statement”) with the Securities and Exchange Commission (the “SEC”), (ii) to issue our warrants to purchase an equivalent number of shares of IMHC Common Stock to be issued in the Distribution (the “Warrants”), and (iii) to register the Warrants and the shares of IMHC Common Stock issuable upon exercise of the Warrants on the Distribution Registration Statement. IMHC and us will mutually agree to the terms and conditions of the Warrants and the Distribution Registration Statement after the Closing Date.

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

On April 26, 2022, Ault Lending, LLC (“Ault Lending”) made an additional $4 million investment in Alzamend Neuro, Inc. (“Alzamend”), a related party and early clinical-stage biopharmaceutical company focused on developing novel products for the treatment of neurodegenerative diseases and psychiatric disorders. During 2021, Ault Lending entered into a securities purchase agreement (the “SPA”) with Alzamend to invest $10 million in Alzamend common stock and warrants, subject to the achievement of certain milestones. Ault Lending had previously funded $6 million pursuant to the terms of the SPA and the achievement of certain milestones related to the U.S. Food and Drug Administration approval of Alzamend’s Investigational New Drug application and Phase 1a human clinical trials for AL001. On April 26, 2022, Ault Lending funded the remaining amount due to achievement of the final milestone, the receipt of the full data set from Alzamend’s Phase 1 clinical trial for AL001. Ault Lending retains the option to acquire an additional 6,666,667 shares of Alzamend common stock and warrants to purchase another 3,333,334 such shares for an aggregate of $10 million.

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

On June 14, 2022, we entered into an At-The-Market issuance sales agreement with Ascendiant Capital to sell shares of Series D Preferred Stock having an aggregate offering price of up to $46.4 million from time to time, through an “at the market offering” program (the “2022 Preferred ATM Offering”). As of September 30, 2022, we had sold an aggregate of 2,618 shares of Series D Preferred Stock pursuant to the 2022 Preferred ATM Offering for gross proceeds of $57,000.

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

Beginning in June 2022, we, through Ault Lending, began making open market purchases of The Singing Machine Company, Inc. (“SMC”) common stock and on June 15, 2022, we owned more than 50% of the issued and outstanding common stock of SMC. As of June 15, 2022, the purchase price of the common stock acquired totaled $7.4 million and on June 15, 2022 a $3.1 million gain was recognized in interest and other income for the remeasurement of our previously held ownership interest to $10.5 million, based on the trading price of SMC common stock.

On August 10, 2022, BNI and Ault Lending entered into a Note Purchase Agreement (the “NPA”) with two accredited investors (the “Investors”) providing for the issuance of secured promissory notes (the “Notes”). The Notes have a principal face amount of $11,000,000 and bear interest at 10% per annum, payable monthly in arrears, pursuant to the terms of the Notes. The maturity date of the Notes is August 10, 2023. BNI is required to make an aggregate monthly payment (a “Monthly Payment”) of $1,000,000 on the tenth calendar day of each month, starting in September 2022. The Monthly Payment includes principal and interest pursuant to the amortization table set forth in the Notes. After BNI makes the first six Monthly Payments, BNI may elect to pay a forbearance fee of $125,000 to an Investor, or an aggregate of $250,000 to the two Investors (each, a “Monthly Forbearance”) in lieu of a Monthly Payment, which Monthly Forbearance would extend the maturity date of such Notes by one month, provided that BNI may not elect to make a Monthly Forbearance in consecutive months. BNI may prepay the full outstanding principal and accrued but unpaid interest at any time, provided that if BNI prepays the Notes, BNI is required to pay the Investors the amount of interest that would have accrued from the date of prepayment until the first anniversary of the issuance date of the Notes. The purchase price for the Notes was $10 million.

Pursuant to the NPA, BNI, Ault Lending and Helios Funds LLC, as the collateral agent on behalf of the Investors (the “Agent”) entered into a security agreement (the “Security Agreement”), pursuant to which (i) Ault Lending granted to the Investors a security interest in marketable securities, investments and other property having a value of $10 million in an Ault Lending brokerage account and (ii) BNI granted to the Investors a security interest in 4,000 S19 Pro Antminers (the “Miners”), provided that the number of Miners would be reduced to 2,000 after BNI makes the third Monthly Payment (as defined below), as set forth in the Security Agreement. In addition, pursuant to a subsidiary guaranty, Ault Lending jointly and severally agreed to guarantee and act as surety for BNI’s obligation to repay the Notes. The Notes are further secured by a guaranty we provided.

On August 15, 2022, BNI entered into a Master Agreement (the “Master Agreement”) and Order Form (the “Order Form” and together with the Master Agreement, the “Hosting Documents”) with Compute North LLC (“Compute North”) providing for the hosting by Compute North of Bitcoin miners owned by BNI. Pursuant to the Hosting Documents, Compute North will host approximately 6,500 S19j Pro Antminers (the “Hosted Miners”) owned by BNI for a period of five (5) years (the “Term”). BNI agreed to pay a fee for the Hosted Miners (the “Monthly Service Fee”), together with a monthly package fee per Hosted Miner. The Monthly Service Fee is payable based on the actual hashrate performance of the Hosted Miners, of which 70% of the anticipated Monthly Service Fee is payable in advance, and the remaining Monthly Service Fee, if any, will be invoiced in arrears. We paid Compute North a deposit of approximately $2.0 million (the “Deposit”) to be used towards the Monthly Service Fee. As of the date of this filing, none of the Hosted Miners are in operation as we are awaiting the energization of the Hosted Miners at the facility.

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

On September 22, 2022, Compute North (along with its affiliated debtors), filed for chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the Southern District of Texas under Chapter 11 of the U.S. Bankruptcy Code (11 U.S. Code section 101 et seq.). The ultimate outcome of the bankruptcy process, and its impact on the Deposit, remains to be determined. We assessed this financial exposure and recorded an impairment of the Deposit totaling $2 million during the three months ended September 30, 2022. We have retained counsel to assist in this matter.

On November 7, 2022, we and certain of our subsidiaries borrowed $18.9 million of principal amount of term loans (the “Loans”) from a group of institutional investors (the “Financing”). The Loans mature in 18 months, which may be extended to 24 months, accrue interest at the rate of 8.5% per annum and are secured by certain of our assets and our various subsidiaries. Starting in January 2023, the lenders have the right to require us to make monthly payments of $0.6 million, which will increase to $1.1 million in November 2023. The Loans were issued with an original issue discount of $1.89 million.

The lenders received warrants to purchase approximately 4.5 million shares of our common stock, exercisable for four years at $0.45 per share and warrants to purchase another approximately 4.5 million shares of our common stock, exercisable for four years at $0.75 per share, subject to adjustment.

On November 7, 2022, Ault Aviation used proceeds from the Loans to purchase a private aircraft for a total purchase price of $15.8 million. In addition, we and certain of our subsidiaries entered into various agreements as collateral for the repayment of the Loans, including (i) a security interest in certain Bitcoin mining equipment, (ii) a pledge of the membership interests of Third Avenue Apartments, LLC, our wholly owned subsidiary (“Third Apartments”), (iii) a pledge of the membership interests of Alliance Cloud Services, LLC, our wholly owned subsidiary (“Alliance Cloud”), (iv) a pledge of the membership interests of Ault Aviation, LLC, our wholly owned subsidiary (“Ault Aviation”), (v) a pledge in a segregated deposit account of $1.5 million of cash, (vi) a mortgage and security agreement by Third Avenue on the real estate property owned by Third Avenue in St. Petersburg, Florida, (vii) a future advance mortgage by Alliance Cloud on the real estate property owned by Alliance Cloud in Dowagiac, Michigan, and (viii) an aircraft mortgage and security agreement by Ault Aviation on the private aircraft purchased by Ault Aviation on November 7, 2022. The Loans are further secured by a guaranty provided by Ault Lending and Milton C. Ault, our Executive Chairman.

On November 18, 2022, BNI entered into another Note Purchase Agreement (the “November NPA”) with the Investors providing for the issuance of secured promissory notes (the “November Notes”). The November Notes have a principal face amount of $8,181,819 and bear interest at 3% per annum pursuant to the terms of the November Notes. The maturity date of the November Notes is May 18, 2023. When BNI sells the Collateral (as defined below), BNI is required to make a payment towards the November Notes equal to 45% of the realized gains. After the November Notes have been repaid in full and until all of the Collateral is sold, when BNI sells any remaining Collateral, BNI is required to give the investors a profits participation interest equal to 45% of the realized gains.

Pursuant to the November NPA, BNI, Ault Lending and the Agent entered into a security agreement (the “November Security Agreement”), pursuant to which BNI and Ault Lending granted to the Investors a security interest in marketable securities to be acquired by BNI (the “Collateral”).

On November 18, 2022, BNI and the Investors also entered into an amendment to the Notes issued in August 2022, whereby the Investors permitted BNI to (i) elect to utilize one of the six monthly forbearances under the Notes for the November 2022 monthly payment and (ii) make the forbearance payment with the December 2022 monthly payment.

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

In recent years, we have provided capital and relevant expertise to fuel the growth of businesses in oil exploration, defense/aerospace, industrial, automotive, medical/biopharma, karaoke audio equipment, hotel operations and textiles. We have provided capital to subsidiaries as well as partner companies in which we have an equity interest or may be actively involved, influencing development through board representation and management support.

We are a Delaware corporation with our corporate office located at 11411 Southern Highlands Pkwy, Suite 240, Las Vegas, NV 89141. Our phone number is 949-444-5464 and our website address is www.bitnile.com.

Results of Operations

Results of Operations for the Three Months Ended September 30, 2022 and 2021

The following table summarizes the results of our operations for the three months ended September 30, 2022 and 2021.

	For the Three Months Ended September 30,
	2022	2021

Revenue	$27,031,000	$7,803,000
Revenue, cryptocurrency mining	3,874,000	272,000
Revenue, hotel operations	5,513,000	-
Revenue, lending and trading activities	13,360,000	(38,869,000)
Total revenue	49,778,000	(30,794,000)
Cost of revenue, products	20,193,000	5,011,000
Cost of revenue, cryptocurrency mining	5,255,000	260,000
Cost of revenue, hotel operations	3,230,000	-
Total cost of revenue	28,678,000	5,271,000
Gross profit (loss)	21,100,000	(36,065,000)
Total operating expenses	26,411,000	13,809,000
Loss from operations	(5,311,000)	(49,874,000)
Interest and other income	725,000	125,000
Accretion of discount on note receivable, related party	-	4,210,000
Interest expense	(3,972,000)	(140,000)
Change in fair value of marketable equity securities	114,000	(750,000)
Gain on extinguishment of debt	-	-
Realized gain on digital currencies and marketable securities	595,000	30,000
Loss from investment in unconsolidated entity	-	-
Change in fair value of warrant liability	(3,000)	259,000
Loss income before income taxes	(7,852,000)	(46,140,000)
Income tax (provision) benefit	(144,000)	3,366,000
Net loss	(7,996,000)	(42,774,000)
Net loss (income) attributable to non-controlling interest	725,000	(96,000)
Net loss attributable to BitNile Holdings, Inc.	(7,271,000)	(42,870,000)
Preferred dividends	(190,000)	(4,000)
Net loss available to common stockholders	$(7,461,000)	$(42,874,000)
Comprehensive loss
Net loss available to common stockholders	$(7,461,000)	$(42,874,000)
Other comprehensive income (loss)
Foreign currency translation adjustment	306,000	(182,000)
Net unrealized loss on derivative securities of related party	-	(4,849,000)
Other comprehensive income (loss)	306,000	(5,031,000)
Total comprehensive loss	$(7,155,000)	$(47,905,000)

Revenues

Revenues by segment for the three months ended September 30, 2022 and 2021 are as follows:

	For the Three Months Ended Sept 30,
	2022	2021	Increase	%
GWW	$7,782,000	$6,373,000	$1,409,000	22%
TurnOnGreen	1,662,000	1,094,000	568,000	52%
SMC	17,114,000	-	17,114,000	—
BNI
Revenue, cryptocurrency mining	3,874,000	272,000	3,602,000	1324%
Revenue, commercial real estate leases	272,000	249,000	23,000	9%
Ault Global Real Estate Equities, Inc. (“AGREE”)	5,513,000	-	5,513,000	—
Ault Alliance:
Revenue, lending and trading activities	13,360,000	(38,869,000)	52,229,000	-134%
Other	201,000	87,000	114,000	131%
Total revenue	$49,778,000	$(30,794,000)	$80,572,000	-262%

Our revenues increased by $80.6 million to $49.8 million for the three months ended September 30, 2022, from negative $30.8 million for the three months ended September 30, 2021.

GWW

GWW revenues increased by $1.4 million, or 22%, to $7.8 million for the three months ended September 30, 2022, from $6.4 million for the three months ended September 30, 2021. The increase in revenue from our GWW segment for customized solutions for the military markets reflects $0.9 million from GIGA, which was acquired on September 8, 2022 and $0.5 million higher revenues from Gresham UK, a GWW subsidiary, related to naval power projects that had previously been delayed.

TurnOnGreen

TurnOnGreen revenues for the three months ended September 30, 2022 of $1.7 million increased $0.6 million, or 52%, from $1.1 million for the three months ended September 30, 2021, due to increased sales to defense customers.

SMC

SMC revenues increased by $17.1 million for the three months ended September 30, 2022, compared to $0 for the three months ended September 30, 2021, due to the acquisition of SMC in June 2022.

BNI

Revenues from BNI’s cryptocurrency mining operations were $3.9 million for the three months ended September 30, 2022, compared to $0.3 million for three months ended September 30, 2021. During 2021, we began to purchase Bitcoin mining equipment, which were primarily delivered in 2022, and increased our cryptocurrency mining activities. Our decision to increase our cryptocurrency mining operations was based on several factors, which positively affected the number of active miners we operated, including the market prices of digital currencies, and favorable power costs available at our Michigan data center.

AGREE

AGREE revenues were $5.5 million for the three months ended September 30, 2022 compared to $0 for the three months ended September 30, 2021. On December 22, 2021, AGREE acquired four hotel properties for $71.3 million, consisting of a 136-room Courtyard by Marriott, a 133-room Hilton Garden Inn and a 122-room Residence Inn by Marriott in Middleton, WI, as well as a 135-room Hilton Garden Inn in Rockford, IL.

Ault Alliance

Revenues from our lending and trading activities increased to $13.4 million for the three months ended September 30, 2022, from negative revenues of $38.9 million for the three months ended September 30, 2021, which is attributable to significant realized and unrealized gains in the current year period and unrealized losses in the prior year period from our investment portfolio. During the three months ended September 30, 2022, Ault Lending generated significant income from appreciation of investments in marketable securities as well as shares of common stock underlying convertible notes and warrants issued to Ault Lending in certain financing transactions. Revenue from lending and trading activities during the three months ended September 30, 2022 included an approximate $2.5 million unrealized gain from our investment in Alzamend. Under its business model, Ault Lending also generates revenue through origination fees charged to borrowers and interest generated from each loan.

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

Revenues from our trading activities during the three months ended September 30, 2022 included net gains on equity securities, including unrealized gains and losses from market price changes. These gains and losses have caused, and will continue to cause, significant volatility in our periodic earnings.

Gross Margins

Gross margins were 42.4% for the three months ended September 30, 2022, compared to 117.1% for the three months ended September 30, 2021. Our gross margins have typically ranged between 30% and 35%, with slight variations depending on the overall composition of our revenue.

Our gross margins of 42.4% recognized during the three months ended September 30, 2022 were impacted by the favorable margins from our lending and trading activities and modest margins on cryptocurrency mining operations due to the decline in the price of Bitcoin. Excluding the effects of margin from our lending and trading activities and cryptocurrency mining operations, our adjusted gross margins for the three months ended September 30, 2022 and 2021, would have been 27.6% and 35.8%, respectively, with gross margins for the three months ended September 30, 2022 slightly lower than our historical averages due to gross margins from SMC, which were 23.8%.

Research and Development

Research and development expenses were flat at $0.5 million for the three months ended September 30, 2022 and 2021.

Selling and Marketing

Selling and marketing expenses were $7.4 million for the three months ended September 30, 2022, compared to $2.0 million for the three months ended September 30, 2021, an increase of $5.4 million, or 273%. The increase was the result of $4.2 million higher marketing costs at Ault Alliance, including $3.2 million related to an advertising sponsorship agreement as well as a $0.9 million increases in sales and marketing costs from SMC, which was acquired in June 2022.

General and Administrative

General and administrative expenses were $15.9 million for the three months ended September 30, 2022, compared to $11.3 million for the three months ended September 30, 2021, an increase of $4.7 million, or 41%. General and administrative expenses increased from the comparative prior period, mainly due to:

•	general and administrative costs of $2.6 million from SMC, which was acquired in June 2022;
•	general and administrative costs of $0.6 million from AVLP, which was acquired in June 2022;
•	general and administrative costs of $0.6 million from our hotel operations, which were acquired in December 2021;
•	$2.2 million increase in the accrual of a performance bonus related to realized gains on trading activities during the period;
•	increased costs of $0.6 million, in part related to the efforts to spin off TurnOnGreen and GWW; and
•	partially offset by lower non-cash stock compensation costs of $2.5 million.

Interest and Other Income

Interest and other income was $0.7 million for the three months ended September 30, 2022 compared to $0.1 million for the three months ended September 30, 2021. The increase in interest and other income is primarily due to income from Ault Disruptive from cash and marketable securities held in the trust account.

Accretion of discount on note receivable, related party

Accretion of discount on note receivable, related party was $0 for the three months ended September 30, 2022 and $4.2 million for the three months ended September 30, 2021. The prior year amount was due to the significant decline in the value of warrants in AVLP, accretion of the warrant discount was accelerated, resulting in a discount of $0 related to warrants issued in conjunction with the convertible promissory note of AVLP as of September 30, 2021.

Interest Expense

Interest expense was $4.0 million for the three months ended September 30, 2022, compared to $0.1 million for the three months ended September 30, 2021. The increase in interest expense is due primarily to interest on the $58.4 million construction loans related to the hotel properties purchased in December 2021 and interest on the $11 million secured promissory notes issued in August 2022.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability was a loss of $3,000 for the three months ended September 30, 2022, compared to a gain of $0.3 million for the three months ended September 30, 2021. During the three months ended September 30, 2021, the fair value of the warrants that were issued during 2021 in a series of debt financings decreased by $0.3 million. The fair value of warrant liabilities is re-measured at each financial reporting period and immediately before exercise, with any changes in fair value recorded as change in fair value of warrant liability in the condensed consolidated statements of operations and comprehensive (loss) income.

Change in Fair Value of Marketable Equity Securities

Change in fair value of marketable equity securities was a gain of $0.1 million for the three months ended September 30, 2022, compared to a loss of $0.8 million for the three months ended September 30, 2021. The loss generated in the prior year period relates to an investment in marketable securities held by Microphase that was fully sold in the fourth quarter of 2021 as well as the loss on an investment in AVLP common stock.

Realized Gain on Digital Currencies and Marketable Securities

Realized gain on digital currencies and marketable securities was $0.6 million for the three months ended September 30, 2022, compared to $30,000 for the three months ended September 30, 2021. Realized gain for the three months ended September 30, 2022 related primarily to gains on the sale of Bitcoin by BNI.

Other Comprehensive Loss

Other comprehensive loss was $0.3 million for the three months ended September 30, 2022, compared to other comprehensive loss of $5.0 million for the three months ended September 30, 2021. Other comprehensive loss of $0.3 million for the three months ended September 30, 2022 was attributable to changes in currency exchange rates. Other comprehensive loss for the three months ended September 30, 2021, was primarily due to unrealized losses in the warrant derivative securities that we received as a result of our investment in AVLP, a related party.

Results of Operations for the Nine Months Ended September 30, 2022 and 2021

The following table summarizes the results of our operations for the nine months ended September 30, 2022 and 2021.

	For the Nine Months Ended September 30,
	2022	2021

Revenue	$43,539,000	$24,272,000
Revenue, cryptocurrency mining	11,398,000	693,000
Revenue, hotel operations	12,809,000	-
Revenue, lending and trading activities	32,224,000	19,615,000
Total revenue	99,970,000	44,580,000
Cost of revenue, products	30,985,000	16,011,000
Cost of revenue, cryptocurrency mining	12,206,000	646,000
Cost of revenue, hotel operations	8,350,000	-
Total cost of revenue	51,541,000	16,657,000
Gross profit	48,429,000	27,923,000
Total operating expenses	76,429,000	30,773,000
(Loss) income from operations	(28,000,000)	(2,850,000)
Interest and other income	1,255,000	176,000
Accretion of discount on note receivable, related party	-	4,210,000
Interest expense	(35,827,000)	(475,000)
Change in fair value of marketable equity securities	355,000	(705,000)
Gain on extinguishment of debt	-	929,000
Realized gain on digital currencies and marketable securities	661,000	428,000
Loss from investment in unconsolidated entity	(924,000)	-
Change in fair value of warrant liability	(27,000)	(130,000)
(Loss) income before income taxes	(62,507,000)	1,583,000
Income tax (provision) benefit	(361,000)	(144,000)
Net (loss) income	(62,868,000)	1,439,000
Net loss (gain) attributable to non-controlling interest	1,061,000	(93,000)
Net (loss) income attributable to BitNile Holdings, Inc.	(61,807,000)	1,346,000
Preferred dividends	(239,000)	(13,000)
Net (loss) income available to common stockholders	$(62,046,000)	$1,333,000
Comprehensive (loss) income
Net (loss) income available to common stockholders	$(62,046,000)	$1,333,000
Other comprehensive income (loss)
Foreign currency translation adjustment	(1,452,000)	(141,000)
Net unrealized loss on derivative securities of related party	-	(7,773,000)
Other comprehensive loss	(1,452,000)	(7,914,000)
Total comprehensive loss	$(63,498,000)	$(6,581,000)

Revenues

Revenues by segment for the nine months ended September 30, 2022 and 2021 are as follows:

	For the Nine Months Ended September 30,		Increase
	2022	2021	(Decrease)%
GWW	$21,530,000	$19,198,000	$2,332,000	12%
TurnOnGreen	3,853,000	4,308,000	(455,000)	-11%
SMC	17,114,000	-	17,114,000	—
BNI
Revenue, cryptocurrency mining	11,398,000	693,000	10,705,000	1545%
Revenue, commercial real estate leases	822,000	530,000	292,000	55%
AGREE	12,809,000	-	12,809,000	—
Ault Alliance:
Revenue, lending and trading activities	32,224,000	19,615,000	12,609,000	64%
Other	220,000	236,000	(16,000)	-7%
Total revenue	$99,970,000	$44,580,000	$55,390,000	124%

Our revenues increased by $55.4 million, or 124%, to $100.0 million for the nine months ended September 30, 2022, from $44.6 million for the nine months ended September 30, 2021.

GWW

GWW revenues increased by $2.3 million, or 12%, to $21.5 million for the nine months ended September 30, 2022, from $19.2 million for the nine months ended September 30, 2021. The increase in revenue from our GWW segment for customized solutions for the military markets reflects $0.9 million from GIGA, which was acquired on September 8, 2022 and $0.7 million higher revenues from Gresham UK, a GWW subsidiary, related to naval power projects that had previously been delayed, and $0.5 million higher revenues from Relec.

TurnOnGreen

TurnOnGreen revenues for the nine months ended September 30, 2022 of $3.9 million declined $0.5 million, or 11%, from $4.2 million for the nine months ended September 30, 2021, due to supply chain challenges in the first half of the year partially offset by increased sales to defense customers in the third fiscal quarter of 2022.

SMC

SMC revenues increased by $17.1 million for the nine months ended September 30, 2022, compared to $0 for the nine months ended September 30, 2021, due to the acquisition of SMC in June 2022.

BNI

Revenues from BNI’s cryptocurrency mining operations were $11.4 million for the nine months ended September 30, 2022, compared to $0.7 million for nine months ended September 30, 2021. During 2021, we began to purchase Bitcoin mining equipment, which were primarily delivered in 2022, and increased our cryptocurrency mining activities. Our decision to increase our cryptocurrency mining operations in 2022 was based on several factors, which positively affected the number of active miners we operated, including the market prices of digital currencies, and favorable power costs available at our Michigan data center.

AGREE

AGREE revenues were $12.8 million for the nine months ended September 30, 2022 compared to $0 for the nine months ended September 30, 2021. On December 22, 2021, AGREE acquired four hotel properties for $71.3 million, consisting of a 136-room Courtyard by Marriott, a 133-room Hilton Garden Inn and a 122-room Residence Inn by Marriott in Middleton, WI, as well as a 135-room Hilton Garden Inn in Rockford, IL.

Ault Alliance

Revenues from our lending and trading activities increased to $32.2 million for the nine months ended September 30, 2022, from $19.6 million for the nine months ended September 30, 2021, which is primarily attributable to significant realized and unrealized gains in the current year period and unrealized gains in the prior year period from our investment portfolio. During the nine months ended September 30, 2022, Ault Lending generated significant income from appreciation of investments in marketable securities as well as shares of common stock underlying convertible notes and warrants issued to Ault Lending in certain financing transactions. Revenue from lending and trading activities during the nine months ended September 30, 2022 included a $4.8 million unrealized loss from our investment in Alzamend. Revenue from lending and trading activities during the nine months ended September 30, 2021 included a $3.8 million unrealized gain from our investment in Alzamend. Under its business model, Ault Lending also generates revenue through origination fees charged to borrowers and interest generated from each loan.

Revenues from our trading activities during the nine months ended September 30, 2022 included significant net gains on equity securities, including unrealized gains and losses from market price changes. These gains and losses have caused, and will continue to cause, significant volatility in our periodic earnings.

Gross Margins

Gross margins decreased to 48.4% for the nine months ended September 30, 2022, compared to 62.6% for the nine months ended September 30, 2021. Our gross margins have typically ranged between 30% and 35%, with slight variations depending on the overall composition of our revenue.

Our gross margins of 48.4% recognized during the nine months ended September 30, 2022 were impacted by the favorable margins from our lending and trading activities and modest margins on cryptocurrency mining operations due to the decline in the price of Bitcoin. Excluding the effects of margin from our lending and trading activities and cryptocurrency mining operations, our adjusted gross margins for the nine months ended September 30, 2022 and 2021 would have been 29.2% and 34.0%, respectively, with gross margins for the three months ended September 30, 2022, slightly lower than our historical averages due to gross margins from SMC, which were 23.8%.

Research and Development

Research and development expenses increased by $0.3 million to 1.9 million for the nine months ended September 30, 2022, from $1.7 million for the nine months ended September 30, 2021. The increase in research and development expenses was due to product development efforts at TurnOnGreen and GWW.

Selling and Marketing

Selling and marketing expenses were $20.9 million for the nine months ended September 30, 2022, compared to $4.7 million for the nine months ended September 30, 2021, an increase of $16.1 million, or 341%. The increase was the result of $14.7 million higher advertising and promotion costs at Ault Alliance, including $9.4 million related to an advertising sponsorship agreement as well as a $1.8 million increase in sales and marketing personnel and a $0.9 million increase in travel expense. The increase is also attributable to a $0.7 million increase in costs incurred at TurnOnGreen to grow our selling and marketing infrastructure related to our electric vehicle charger products as well as a $0.9 million increases in sales and marketing costs from SMC, which was acquired in June 2022.

General and Administrative

General and administrative expenses were $48.7 million for the nine months ended September 30, 2022, compared to $24.4 million for the nine months ended September 30, 2021, an increase of $24.3 million, or 100%. General and administrative expenses increased from the comparative prior period, mainly due to:

•	general and administrative costs of $4.3 million from our hotel operations, which were acquired in December 2021;
•	general and administrative costs of $2.6 million from SMC, which was acquired in June 2022;
•	general and administrative costs of $0.6 million from AVLP, which was acquired in June 2022;

•	increased general and administrative costs of $0.8 million from Ault Disruptive, a SPAC which completed its IPO in December 2021;
•	non-cash stock compensation costs of $1.0 million;
•	$5.0 million increase in the accrual of a performance bonus related to realized gains on trading activities during the period;
•	higher salaries of $1.6 million;
•	higher audit fees of $1.6 million;
•	increased costs of $1.9 million related to the Michigan data center and Bitcoin mining operations; and
•	increased legal fees of $2.2 million, including $0.7 million related to the efforts to acquire EYP, Inc.

Interest and Other Income

Interest and other income was $1.3 million for the nine months ended September 30, 2022, compared to $0.2 million for the nine months ended September 30, 2021. The increase in interest and other income is primarily due to income from Ault Disruptive from cash and marketable securities held in the trust account. Other income for the nine months ended September 30, 2022 included a $2.8 million gain related to remeasurement of our previously held ownership interest of SMC prior to the June 15, 2022 acquisition, based on the trading price of SMC common stock. In addition, other income for the nine months ended September 30, 2022 included a $2.7 million loss related to remeasurement of our previously held ownership interest of AVLP prior to the June 1, 2022 acquisition.

Accretion of discount on note receivable, related party

Accretion of discount on note receivable, related party was $0 for the nine months ended September 30, 2022, compared to $4.2 million for the nine months ended September 30, 2021. The prior year amount was due to the significant decline in the value of warrants in AVLP, accretion of the warrant discount was accelerated, resulting in a discount of $0 related to warrants issued in conjunction with the convertible promissory note of AVLP as of September 30, 2021.

Interest Expense

Interest expense was $35.8 million for the nine months ended September 30, 2022 compared to $0.5 million for the nine months ended September 30, 2021. The increase in interest expense relates primarily to the $66.0 million of Senior Notes issued in December 2021, which were fully paid in March 2022. Interest expense from these Senior Notes included the amortization of debt discount of $26.3 million from the issuance of warrants, a non-cash charge, and original issue discount, in connection with these Senior Notes. In addition, the increase in interest expense includes interest on the $58.4 million construction loans related to the hotel properties purchased in December 2021 and interest on the $11 million secured promissory notes issued in August 2022.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability was a loss of $27,000 for the nine months ended September 30, 2022, compared to a loss of $0.1 million for the nine months ended September 30, 2021. The fair value of warrant liabilities is re-measured at each financial reporting period and immediately before exercise, with any changes in fair value recorded as change in fair value of warrant liability in the condensed consolidated statements of operations and comprehensive (loss) income.

Change in Fair Value of Marketable Equity Securities

Change in fair value of marketable equity securities was a gain of $0.4 million for the nine months ended September 30, 2022, compared to a loss of $0.7 million for the nine months ended September 30, 2021. The loss generated in the prior year period relates to an investment in marketable securities held by Microphase that was fully sold in the fourth quarter of 2021 as well as the loss on an investment in AVLP common stock.

Realized Gain on Digital Currencies and Marketable Securities

Realized gain on marketable securities was $0.7 million for the nine months ended September 30, 2022, compared to $0.4 million for the nine months ended September 30, 2021. Realized gain for the nine months ended September 30, 2022 related primarily to gains on the sale of Bitcoin by BNI. Realized gains in the prior year period related to realized gains from an investment in marketable securities held by Microphase, a portion of which was sold during the nine months ended September 30, 2021.

Loss From Investment in Unconsolidated Entity

Loss from investment in unconsolidated entity was $0.9 million for the nine months ended September 30, 2022, compared to $0 for the nine months ended September 30, 2021, representing our share of losses from our equity method investment in AVLP prior to the June 1, 2022 acquisition.

Gain on Extinguishment of Debt

Gain on extinguishment of debt was $0 for the nine months ended September 30, 2022, compared to a gain of $0.9 million for the nine months ended September 30, 2021. The prior year gain on extinguishment of debt represents forgiveness of Paycheck Protection Program loans.

Other Comprehensive Loss

Other comprehensive loss was $1.5 million for the nine months ended September 30, 2022, compared to other comprehensive loss of $7.9 million for the nine months ended September 30, 2021. Other comprehensive loss of $1.5 million for the nine months ended September 30, 2022 was attributable to changes in currency exchange rates. Other comprehensive loss for the nine months ended September 30, 2021 was primarily due to unrealized losses in the warrant derivative securities that we received as a result of our investment in AVLP.

Liquidity and Capital Resources

On September 30, 2022, we had cash and cash equivalents of $10.1 million (excluding restricted cash of $4.6 million). This compares to cash and cash equivalents of $15.9 million (excluding restricted cash of $5.3 million) at December 31, 2021. The decrease in cash and cash equivalents was primarily due the payment of debt and purchases of property and equipment partially offset by cash provided by financing activities related to the sale of common and preferred stock, as well as proceeds from notes payable and cash provided by operating activities.

Net cash provided by operating activities totaled $12.9 million for the nine months ended September 30, 2022, compared to net cash used in operating activities of $56.9 million for the nine months ended September 30, 2021. Cash provided by operating activities for the nine months ended September 30, 2022 included $68.5 million net cash provided by marketable securities from trading activities related to the operations of Ault Lending, partially offset by operating losses and changes in working capital.

Net cash used in investing activities was $106.4 million for the nine months ended September 30, 2022, compared to $68.7 million for the nine months ended September 30, 2021. Net cash used in investing activities for the nine months ended September 30, 2022 included $84.5 million of capital expenditures primarily related to Bitcoin mining equipment, $22.4 million for investments in equity securities, $8.2 million for the purchase of SMC and $3.7 million for the purchase of GIGA, net of cash received, partially offset by $11.7 million proceeds from the sale of marketable equity securities, $10.5 million principal payments received on loans receivable and $9.0 million proceeds from the sale of digital currencies.

Net cash provided by financing activities was $86.1 million for the nine months ended September 30, 2022, compared to $151.1 million for the nine months ended September 30, 2021, and reflects the following transactions:

•	2022 Common ATM Offering – On February 25, 2022, we entered into an At-The-Market issuance sales agreement with Ascendiant Capital to sell shares of common stock having an aggregate offering price of up to $200 million from time to time, through the 2022 Common ATM Offering. As of September 30, 2022, we had sold an aggregate of 256.7 million shares of common stock pursuant to the 2022 Common ATM Offering for gross proceeds of $168 million. Net proceeds to us, after payment of commissions, were $164 million.

•	Public Offering of Series D Preferred Stock – On June 3, 2022, we announced the closing of our public offering of 144,000 shares of our Series D Preferred Stock at a price to the public of $25.00 per share. Gross proceeds from the offering were approximately $3.6 million, before deducting offering expenses. Net proceeds to us, after payment of commissions, non-accountable fees and offering expenses were $3.1 million.

•	2022 Preferred ATM Offering – On June 14, 2022, we entered into an At-The-Market equity offering program with Ascendiant Capital under which we may sell, from time to time, shares of our Series D Preferred Stock for aggregate gross proceeds of up to $46,400,000. As of September 30, 2022, we had sold an aggregate of 10,928 shares of Series D Preferred Stock pursuant to the 2022 Preferred ATM Offering for gross proceeds of $0.2 million.

•	December 2021 Secured Promissory Notes – On December 30, 2021, we entered into a securities purchase agreement with certain accredited investors providing for the issuance of Senior Notes that bore interest at 8% per annum with an aggregate principal face amount of $66.0 million. The Senior Notes were repaid in March 2022.

•	Margin Accounts Payable – During the year ended December 31, 2021, we entered into leverage agreements on certain brokerage accounts, whereby we borrowed $18.5 million. The margin accounts payable were repaid during the three months ended March 31, 2022. During the quarter ended September 30, 2022, we borrowed $2.4 million on our margin account.

•	10% Secured Promissory Notes – On August 10, 2022, we, through our BNI subsidiary, entered into a note purchase agreement providing for the issuance of secured promissory notes with an aggregate principal face amount of $11,000,000 and an interest rate of 10%. The purchase price (proceeds to us) for the secured promissory notes was $10.0 million. The secured promissory notes have a security interest in marketable securities, investments and certain Bitcoin mining equipment. The secured promissory notes are further secured by a guaranty provided by us, Ault Lending and Milton C. Ault, our Executive Chairman. The maturity date of the secured promissory notes is August 10, 2023. We are required to make monthly payment (principal and interest) of $1,000,000 on the tenth calendar day of each month, starting in September 2022. Provided that we make the first six monthly payments in full and on a timely basis, after six months, we may elect to pay a forbearance fee of $250,000 in lieu of a monthly payment, which would extend the maturity date of the related secured promissory notes by one month for each forbearance. We may not elect forbearance in consecutive months.

•	Purchase of Treasury Stock – During the nine months ended September 30, 2022, Alpha Fund purchased 38.9 million shares of our common stock for $13.4 million and 91,033 shares of our Series D Preferred Stock for $2.2 million, accounted for as treasury stock as of September 30, 2022.

Financing Transactions Subsequent to September 30, 2022

Financing transactions subsequent to September 30, 2022 include the following:

2022 Common ATM Offering

During the period between October 1, 2022 through November 18, 2022, we sold an aggregate of 14.8 million shares of common stock pursuant to the 2022 Common ATM Offering for gross proceeds of $2.6 million.

2022 Preferred ATM Offering

During the period between October 1, 2022 through November 18, 2022, we sold an aggregate of 8,933 shares of Series D Preferred Stock pursuant to the 2022 Preferred ATM Offering for gross proceeds of $124,000.

SMC Credit and Security Agreement with Fifth Third Bank

On October 14, 2022, SMC entered into a credit agreement with Fifth Third Bank. The credit agreement provides for a three-year secured revolving credit facility in an aggregate principal amount of up to $15 million decreased to $7.5 million during the non-peak period of January 1 through July 31 of each year. The credit agreement matures on October 14, 2025.

The revolving credit facility bears interest of the Prime Rate plus 0.50% or the 30-day term secured overnight financing rate plus 3.00%.

Under the credit agreement:

•	Accounts receivable advance rate up to an 85% against SMC’s eligible accounts receivable;

•	Inventory advance of up to 85% of SMC’s eligible inventory; and

•	SMC must maintain a minimum fixed charge coverage of 1.05 to 1.

Availability under the credit agreement was approximately $4.0 million as of November 18, 2022.

Secured Debt Financing

On November 7, 2022, we and certain of our subsidiaries borrowed $18.9 million of principal amount of term loans (the “Loans”) from a group of institutional investors (the “Financing”). The Loans mature in 18 months, which may be extended to 24 months, accrue interest at the rate of 8.5% per annum and are secured by certain of our assets and the assets of our various subsidiaries. Starting in January 2023, the lenders have the right to require us to make monthly payments of $0.6 million, which will increase to $1.1 million in November 2023. The Loans were issued with an original issue discount of $1.89 million.

The lenders received warrants to purchase approximately 4.5 million shares of our common stock, exercisable for four years at $0.45 per share and warrants to purchase another approximately 4.5 million shares of our common stock, exercisable for four years at $0.75 per share, subject to adjustment.

On November 7, 2022, Ault Aviation used proceeds from the Loans to purchase a private aircraft for a total purchase price of $15.8 million. In addition, we and certain of our subsidiaries entered into various agreements as collateral for the repayment of the Loans, including (i) a security interest in certain Bitcoin mining equipment, (ii) a pledge of the membership interests of Third Avenue Apartments, LLC, our wholly owned subsidiary (“Third Apartments”), (iii) a pledge of the membership interests of Alliance Cloud Services, LLC, our wholly owned subsidiary (“Alliance Cloud”), (iv) a pledge of the membership interests of Ault Aviation, LLC, our wholly owned subsidiary (“Ault Aviation”), (v) a pledge in a segregated deposit account of $1.5 million of cash, (vi) a mortgage and security agreement by Third Avenue on the real estate property owned by Third Avenue in St. Petersburg, Florida, (vii) a future advance mortgage by Alliance Cloud on the real estate property owned by Alliance Cloud in Dowagiac, Michigan, and (viii) an aircraft mortgage and security agreement by Ault Aviation on the private aircraft purchased by Ault Aviation on November 7, 2022. The Loans are further secured by a guaranty provided by Ault Lending and Milton C. Ault, our Executive Chairman.

3% Secured Promissory Notes

On November 18, 2022, BNI entered into the November NPA with the Investors providing for the issuance of the November Notes. The November Notes have a principal face amount of $8,181,819 and bear interest at 3% per annum pursuant to the terms of the November Notes. The maturity date of the November Notes is May 18, 2023. When BNI sells the Collateral, BNI is required to make a payment towards the November Notes equal to 45% of the realized gains. After the November Notes have been repaid in full and until all of the Collateral is sold, when BNI sells any remaining Collateral, BNI is required to give the investors a profits participation interest equal to 45% of the realized gains.

Pursuant to the November NPA, BNI, Ault Lending and the Agent entered into the November Security Agreement pursuant to which BNI and Ault Lending granted to the Investors a security interest in the Collateral.

We believe our current cash on hand combined with the proceeds from the 2022 ATM Offering are sufficient to meet our operating and capital requirements for at least the next twelve months from the date the financial statements for the nine months ended September 30, 2022 are issued.

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

On September 2, 2022, the Company and its subsidiary filed an answer to the Amended Complaint and asserted numerous affirmative defenses.

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

On November 1, 2022, the parties informed the Court that they reached a settlement in principle and requested an extension of time, until November 22, 2022, to file motions for summary judgment to allow the parties time to draft formal settlement documents. The Court granted the parties’ request and the deadline for us and Mr. Ault to file their summary judgment is November 22, 2022.

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

ITEM 1A.         RISK FACTORS

The risks described in Part I, Item 1A, “Risk Factors,” in our 2021 Annual Report on Form 10-K, could materially and adversely affect our business, financial condition and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face - our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The Risk Factors section of our 2021 Annual Report on Form 10-K remains current in all material respects, with the exception of updated risk factors filed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, and the first risk factor under the “Risks Related to Ownership of Our Common Stock” section of Risk Factors section of our 2021 Annual Report on Form 10-K, which is hereby amended and restated in its entirety to read as follows:

“If we do not continue to satisfy the NYSE American continued listing requirements, our common stock could be delisted from NYSE American.

The listing of our common stock on the NYSE American is contingent on our compliance with the NYSE American’s conditions for continued listing. On November 2, 2022, we received a deficiency letter (the “Letter”) from the NYSE American LLC (the “NYSE American” or the “Exchange”) indicating that we are not in compliance with the Exchange’s continued listing standard set forth in Section 1003(f)(v) of the NYSE American Company Guide (the “Company Guide”) because our shares of common stock for a substantial period of time have been selling at a low price per share, which the Exchange determined to be a 30-trading day average price of less than $0.20 per share. The Letter has no immediate effect on the listing or trading of our common stock and our common stock will continue to trade on the NYSE American under the symbol “NILE”. Additionally, the Letter does not result in the immediate delisting of our common stock from the NYSE American.

Pursuant to Section 1003(f)(v) of the Company Guide, the NYSE American staff determined that our continued listing is predicated on us demonstrating sustained price improvement within a reasonable period of time or effecting a reverse stock split of our common stock, which the staff determined to be no later than May 2, 2023. We intend to regain compliance with the NYSE American’s continued listing standards by undertaking a measure or measures that are in our best interests and our stockholders.

We intend to closely monitor the price of our common stock and consider available options if our common stock does not trade at a consistent level likely to result in us regaining compliance by May 2, 2023. We are actively engaged in discussions with the Exchange and are developing plans to regain compliance with the NYSE American’s continued listing standards within the cure period.

If we should fail to achieve compliance with NYSE American low-priced continued listing standard or fail to meet any other NYSE American listing requirement, then our common stock will be subject to delisting.  In the event our common stock is no longer listed for trading on the NYSE American, our trading volume and share price may decrease and we may experience further difficulties in raising capital which could materially affect our operations and financial results. Further, delisting from the NYSE American could also have other negative effects, including potential loss of confidence by partners, lenders, suppliers and employees and could also trigger various defaults under our lending agreements and other outstanding agreements. Finally, delisting could make it harder for us to raise capital and sell securities. You may experience future dilution as a result of future equity offerings. In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From July 1, 2022 through September 30, 2022, Ault Alpha LP purchased 21,024,871 shares of common stock and 9,025 shares of Series D Preferred Stock. Ault Alpha LP may be deemed to be an “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended. The purchases were made through open market transactions.

Common Stock Purchased

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
July 1, 2022 – July 31, 2022	7,063,221	$0.33
August 1, 2022 – August 31, 2022	10,432,136	$0.34
September 1, 2022 – September 30, 2022	3,529,541	$0.24
Total	21,024,871	$0.32	-	-

Series D Preferred Stock Purchased

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
July 1, 2022 – July 31, 2022	37,000	$24.30
August 1, 2022 – August 31, 2022	-	$-
September 1, 2022 – September 30, 2022	1,000	$13.89
Total	38,000	$24.02	-	-

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.            MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.            OTHER INFORMATION

None.

ITEM 6.           EXHIBITS

Exhibit Number	Description
3.1	Form of Certificate of Determination of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, dated March 3, 2017. Incorporated by reference to the Current Report on Form 8-K filed on March 9, 2017 as Exhibit 3.1 thereto.
3.2	Certificate of Incorporation, dated September 22, 2017. Incorporated herein by reference to the Current Report on Form 8-K filed on December 29, 2017 as Exhibit 3.1 thereto.
3.3	Certificate of Designations of Rights and Preferences of 10% Series A Cumulative Redeemable Perpetual Preferred Stock, dated September 13, 2018. Incorporated herein by reference to the Current Report on Form 8-K filed on September 14, 2018 as Exhibit 3.1 thereto.
3.4	Certificate of Amendment to Certificate of Incorporation, dated January 2, 2019. Incorporated by reference to the Current Report on Form 8-K filed on January 3, 2019 as Exhibit 3.1 thereto.
3.5	Certificate of Designations of Rights and Preferences of Series C Convertible Redeemable Preferred Stock, dated February 27, 2019. Incorporated herein by reference to the Current Report on Form 8-K filed on February 28, 2019 as Exhibit 3.1 thereto.
3.6	Certificate of Amendment to Certificate of Incorporation (1-for-20 Reverse Stock Split of Common Stock), dated March 14, 2019. Incorporated herein by reference to the Current Report on Form 8-K filed on March 14, 2019 as Exhibit 3.1 thereto.
3.7	Form of Amended & Restated Certificate of Designations of Rights and Preferences of Series C Convertible Preferred Stock. Incorporated by reference to the Current Report on Form 8-K filed on February 25, 2020 as Exhibit 3.1 thereto.
3.8	Bylaws effective as of August 13, 2020. Incorporated by reference to the Current Report on Form 8-K filed on August 14, 2020 as Exhibit 3.1 thereto.
3.9	Certificate of Ownership and Merger. Incorporated by reference to the Current Report on Form 8-K filed on January 19, 2021 as Exhibit 3.1 thereto.
3.10	Amended and Restated Bylaws of BitNile Holdings, Inc., effective as of November 2, 2021. Incorporated by reference to the Current Report on Form 8-K filed on November 3, 2021 as Exhibit 3.1 thereto.
3.11	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on December 1, 2021. Incorporated by reference to the Current Report on Form 8-K filed on December 13, 2021 as Exhibit 3.1 thereto.
3.12	Certificate of Designation, Preferences and Rights relating to the 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, dated May 25, 2022. Incorporated by reference to the Registration Statement on Form 8-A filed on May 26, 2022 as Exhibit 3.6 thereto.
3.13	Certificate of Increase of the Designated Number of Shares of 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, dated June 10, 2022. Incorporated by reference to the Current Report on Form 8-K filed on June 14, 2022 as Exhibit 3.1 thereto.
3.14	Certificate of Correction to the Certificate of Designation, Rights and Preferences of 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, dated June 16, 2022. Incorporated by reference to the Current Report on Form 8-K filed on June 17, 2022 as Exhibit 3.1 thereto.
10.1	Form of Note Purchase Agreement. Incorporated by reference to the Current Report on Form 8-K filed on August 11, 2022 as Exhibit 10.1 thereto.
10.2	Form of Note. Incorporated by reference to the Current Report on Form 8-K filed on August 11, 2022 as Exhibit 4.1 thereto.
10.3	Form of Security Agreement. Incorporated by reference to the Current Report on Form 8-K filed on August 11, 2022 as Exhibit 10.2 thereto.
10.4	Form of Subsidiary Guaranty. Incorporated by reference to the Current Report on Form 8-K filed on August 11, 2022 as Exhibit 10.3 thereto.
10.5	Form of Parent Guaranty. Incorporated by reference to the Current Report on Form 8-K filed on August 11, 2022 as Exhibit 10.4 thereto.
10.6	Form of Master Agreement. Incorporated by reference to the Current Report on Form 8-K filed on August 16, 2022 as Exhibit 10.1 thereto.
10.7	Form of Order Form. Incorporated by reference to the Current Report on Form 8-K filed on August 16, 2022 as Exhibit 10.2 thereto.
10.8	Form of Note Purchase Agreement, dated November 18, 2022.
10.9	Form of Note issued November 18, 2022.
10.10	Form of Security Agreement, dated November 18, 2022.

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS*	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

_________________

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 21, 2022

BITNILE HOLDINGS, INC.

By:	/s/ William B. Horne
William B. Horne
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kenneth S. Cragun
Kenneth S. Cragun
Chief Financial Officer
(Principal Accounting Officer)

