Form 10-K/A
period 2021-12-31
Ault Alliance, Inc.
filed 2023-04-14
CIK 896493

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

Commission file number 1-12711

AULT ALLIANCE, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-1721931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11411 Southern Highlands Pkwy, Suite 240, Las Vegas, NV	89141	(949) 444-5464
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	AULT	NYSE American

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

Documents incorporated by reference: None

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Ault Alliance, Inc., which was then known as BitNile Holdings, Inc. (the “Company”) for the year ended December 31, 2021 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on April 15, 2022. This Report only amends and restates Item 7, Item 8 and Item 9A of Part II of the Original Report to reflect the restatement. The foregoing items have not been updated to reflect other events occurring after the date of the Original Report (other than the Name Change, as defined below), or to modify or update those disclosures affected by subsequent events. Subsequent to the date of filing of the Original Filing, the Company merged its wholly owned subsidiary, Ault Alliance, Inc., with and into the Company, and in connection therewith, changed its name from BitNile Holdings, Inc. to Ault Alliance, Inc. (the “Name Change”).  As such, other than on the cover page of this Amendment, the signature page to this Amendment, and the revised disclosures contained in Item 7 and Item 8, which reflects the Name Change, all other references in this Amendment to Ault Alliance, Inc. refers to the former wholly owned subsidiary of the same name, and not to the Company.  In addition, the exhibit list in Item 15 of Part IV has been updated only to include currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are filed with this Amendment as Exhibit 31.1, 31.2 and 32.1.

The Amendment is being filed to correct an error in classification with respect to changes in fair value of financial instruments issued by a related party. The changes in fair value were erroneously recorded in other comprehensive income (loss) and have been reclassified to correct for the error within the statement of operations.

AULT ALLIANCE, INC. AND SUBSIDIARIES

FORM 10-K/A

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

 Company Overview

Ault Alliance, Inc., a Delaware corporation which was then known BitNile Holdings, Inc., was incorporated in September 2017 (sometimes referred to as “BitNile,” the “Company,” “we” or “us”). We are a diversified holding company owning subsidiaries engaged in, among others, the following operating businesses: commercial and defense solutions, commercial lending, data center operations, Bitcoin mining and advanced textile technology. Our direct and indirect wholly owned subsidiaries include Gresham Worldwide, Inc. (“GWW”), TurnOnGreen, Inc., formerly known as Coolisys Technologies Corp. (“TOGI”), TOG Technologies, Inc. (“TOG Technologies”), Digital Power Corporation (“Digital Power”), Gresham Power Electronics Ltd. (“Gresham Power”), Enertec Systems 2001 Ltd. (“Enertec”), Relec Electronics Ltd. (“Relec”), Digital Power Lending, LLC (“DP Lending”), Ault Alliance, Inc. (“Ault Alliance”), Ault Global Real Estate Equities, Inc. (“AGREE”) and BitNile, Inc. (“BNI”). We also have a controlling interest in Microphase Corporation (“Microphase”), BNI has a controlling interest in Alliance Cloud Services, LLC (“ACS”), and Ault Alliance has a significant investment in Avalanche International Corp. (“Avalanche” or “AVLP”).

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

In this Annual Report, the “Company,” “BitNile,” “we,” “us” and “our” refer to Ault Alliance, Inc., a Delaware corporation which was then known as BitNile Holdings, Inc., which was incorporated in September 2017. We are a diversified holding company owning subsidiaries engaged in, among others, the following operating businesses: commercial and defense solutions, commercial lending, data center operations, Bitcoin mining and advanced textile technology. Our direct and indirect wholly owned subsidiaries include Gresham Worldwide, Inc. (“GWW”), TurnOnGreen, Inc., formerly known as Coolisys Technologies Corp. (“TOGI”), TOG Technologies, Inc. (“TOG Technologies”), Digital Power Corporation (“Digital Power”), Gresham Power Electronics Ltd. (“Gresham Power”), Enertec Systems 2001 Ltd. (“Enertec”), Relec Electronics Ltd. (“Relec”), Digital Power Lending, LLC (“DP Lending”), Ault Alliance, Inc. (“Ault Alliance”), Ault Global Real Estate Equities, Inc. (“AGREE”) and BitNile, Inc. (“BNI”). We also have a controlling interest in Microphase Corporation (“Microphase”), BNI has a controlling interest in Alliance Cloud Services, LLC (“ACS”), and Ault Alliance has a significant investment in Avalanche International Corp. (“Avalanche”).

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

Results of Operations

Results of Operations for the Years ended December 31, 2021 and 2020

The following table summarizes the results of our operations for the years ended December 31, 2021 and 2020.

	For the Year Ended
	December 31,
	2021	2020

Revenue	$32,096,000	$23,629,000
Revenue, cryptocurrency mining, net	3,450,000	-
Revenue, lending and trading activities	16,854,000	242,000
Total revenue	52,400,000	23,871,000
Cost of revenue	23,858,000	16,357,000
Gross profit	28,542,000	7,514,000

Total operating expenses	46,903,000	13,547,000

Loss from continuing operations	(18,361,000)	(6,033,000)
Interest and other income	808,000	105,000
Change in fair value of equity securities, related party	(7,773,000)	3,312,000
Accretion of discount on note receivable, related party	4,210,000	-
Impairment of debt securities, net	(594,000)	-
Interest expense	(1,871,000)	(9,648,000)
Change in fair value of marketable equity securities	(1,327,000)	919,000
Realized gain on marketable securities	1,924,000	-
Loss from equity investment	(311,000)	-
Gain (loss) on extinguishment of debt	929,000	(18,706,000)
Change in fair value of warrant liability	(542,000)	(49,000)

Loss from continuing operations before income taxes	(22,908,000)	(30,100,000)
Income tax (provision) benefit	(130,000)	24,000
Loss from continuing operations	(23,038,000)	(30,076,000)
Net income from discontinued operations, net of taxes	-	661,000
Net loss	(23,038,000)	(29,415,000)
Less: Net gain attributable to non-controlling interest	(213,000)	-
Net loss attributable to BitNile Holdings	(23,251,000)	(29,415,000)
Preferred dividends	(18,000)	(18,000)
Net loss available to common stockholders	$(23,269,000)	$(29,433,000)

Comprehensive loss
Net loss available to common stockholders	$(23,269,000)	$(29,433,000)
Other comprehensive income (loss)
Foreign currency translation adjustment	85,000	482,000
Impairment of debt securities	594,000	-
Other comprehensive income	679,000	482,000
Total comprehensive loss	$(22,590,000)	$(28,951,000)

Revenues

Revenues by segment for the years ended December 31, 2021 and 2020 are as follows:

	For the Year Ended December 31,		Increase
	2021	2020	(Decrease)%

GWW	$25,581,000	$18,213,000	$7,368,000	40%
TOGI	5,346,000	5,416,000	(70,000)	-1%
Ault Alliance:
Revenue, cryptocurrency mining, net	3,450,000	-	3,450,000	-
Revenue, lending and trading activities	16,854,000	242,000	16,612,000	6864%
Other	1,169,000	-	1,169,000	-
Total revenue	$52,400,000	$23,871,000	$28,529,000	120%

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

Change in fair value of equity securities, related party

Change in fair value of equity securities, related party resulting from the warrant securities that we received as a result of our investment in AVLP was a loss of $7.8 million for the year ended December 31, 2021, compared to income of $3.3 million for the year ended December 31, 2020.

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

Net Loss

For the foregoing reasons, our net loss for the year ended December 31, 2021 was $23.3 million compared to a net loss of $29.4 million for the year ended December 31, 2020.

Other Comprehensive Income

Other comprehensive income was $0.7 million and $0.5 million for the years ended December 31, 2021 and 2020, respectively. During the fourth quarter of 2021, we recorded an impairment of debt securities of $0.6 million with a corresponding adjustment to other comprehensive income reducing prior unrealized losses. The balance of other comprehensive income for both years was caused by foreign currency translation adjustments between our functional currency, the U.S. Dollar, and the British Pound and Israeli Shekel.

Liquidity and Capital Resources

On December 31, 2021, we had cash and cash equivalents and restricted cash of $21.2 million. This compares with cash and cash equivalents of $18.7 million at December 31, 2020. The increase in cash and cash equivalents was primarily due to cash provided by financing activities related to our 2021 ATM Offering and debt offerings. Our cash and cash equivalents as of April 1, 2022 were approximately $30 million.

Net cash used in continuing operating activities totaled $61.7 million for the year ended December 31, 2021, compared to $11.2 million for the year ended December 31, 2020. Cash used for operating activities included $29.4 million net cash used for marketable securities related to trading activities related to the operations of DP Lending.

Net cash used in investing activities was $333.5 million for the year ended December 31, 2021, compared to $7.8 million for the year ended December 31, 2020 and reflects the following transactions:

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

Historically, we have financed our operations principally through issuances of convertible debt, promissory notes and equity securities. During 2021, we continued to successfully obtain additional debt and equity financing. Net cash provided by financing activities was $397.9 million for the year ended December 31, 2021, compared to $37.3 million for the year ended December 31, 2020, and reflects the following transactions:

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

A material weakness is a control deficiency (within the meaning of the PCAOB Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses:

1.	We do not have sufficient resources in our accounting function, which restricts our ability to gather, analyze and properly review information related to financial reporting, including applying complex accounting principles relating to consolidation accounting, fair value estimates and analysis of financial instruments for proper classification in the consolidated financial statements, in a timely manner.

2.	Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties during our assessment of our disclosure controls and procedures and concluded that the control deficiency that resulted represented a material weakness.

3.	Our primary user access controls (i.e. provisioning, de-provisioning, privileged access and user access reviews) to ensure appropriate authorization and segregation of duties that would adequately restrict user and privileged access to the financially relevant systems and data to appropriate personnel were not designed and/or implemented effectively. We did not design and/or implement sufficient controls for program change management to certain financially relevant systems affecting our processes.

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

Dated:  April 14, 2023

AULT ALLIANCE, INC.

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

April 14, 2023	/s/ Milton C. Ault, III
Milton C. Ault, III, Executive Chairman of the Board

April 14, 2023	/s/ William B. Horne
William B. Horne, Chief Executive Officer and Director

April 14, 2023	/s/ Henry Nisser
Henry Nisser, President, General Counsel and Director

April 14, 2023	/s/ Howard Ash
Howard Ash, Director

April 14, 2023	/s/ Robert O. Smith
Robert O. Smith, Director

April 14, 2023	/s/ Mordechai Rosenberg
Mordechai Rosenberg, Director

April 14, 2023	/s/ Jeffrey A. Bentz
Jeffrey A. Bentz, Director

ITEM 8.	FINANCIAL STATEMENTS

AULT ALLIANCE, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Ault Alliance, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ault Alliance, Inc. (formerly known as BitNile Holdings, Inc.) and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York

April 15, 2022, except for footnote 1A for which the date is April 14, 2023

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

Tel-Aviv, Israel

April 15, 2022

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

		December 31,
	December 31,	2020
	2021	Restated
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$15,912,000	$18,680,000
Restricted cash	5,321,000	-
Marketable equity securities	40,380,000	2,563,000
Digital currencies	2,165,000	7,000
Accounts receivable	5,259,000	3,852,000
Accounts and other receivable, related party	1,196,000	1,196,000
Accrued revenue	2,283,000	1,696,000
Inventories	5,482,000	3,374,000
Prepaid expenses and other current assets	15,436,000	2,988,000
TOTAL CURRENT ASSETS	93,434,000	34,356,000

Cash and marketable securities held in trust account	116,725,000	-
Intangible assets, net	4,035,000	4,390,000
Goodwill	10,090,000	9,646,000
Property and equipment, net	174,025,000	2,123,000
Right-of-use assets	5,243,000	4,318,000
Investment in promissory notes and other, related parties	2,842,000	1,000,000
Investments in common stock, related parties	13,230,000	653,000
Investments in equity securities	30,482,000	262,000
Investment in limited partnership	1,869,000	1,869,000
Investment in unconsolidated entity	22,130,000	15,957,000
Loans receivable	14,337,000	750,000
Other assets	1,844,000	319,000
TOTAL ASSETS	$490,286,000	$75,643,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$22,702,000	$17,014,000
Accounts payable and accrued expenses, related party	53,000	36,000
Investment in margin accounts payable	18,488,000	-
Operating lease liability, current	1,123,000	524,000
Revolving credit facility	-	125,000
Notes payable, net	39,554,000	3,595,000
Notes payable, related parties	-	188,000
Convertible notes payable, related party	-	400,000
TOTAL CURRENT LIABILITIES	81,920,000	21,882,000

The accompanying notes are an integral part of these consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

		December 31,
	December 31,	2020
	2021	Restated
LONG TERM LIABILITIES
Operating lease liability, non-current	4,213,000	3,855,000
Notes payable	55,055,000	336,000
Notes payable, related parties	-	52,000
Convertible notes payable	468,000	386,000
Deferred underwriting commissions of Ault Disruptive subsidiary	3,450,000	-

TOTAL LIABILITIES	145,106,000	26,511,000

COMMITMENTS AND CONTINGENCIES
Redeemable noncontrolling interests in equity of subsidiaries	116,725,000	-

STOCKHOLDERS’ EQUITY
Series A Convertible Preferred Stock, $25.00 stated value per share,	-	-
$0.001 par value – 1,000,000 shares authorized; 7,040 shares issued and outstanding at December 31, 2021 and 2020
(redemption amount and liquidation preference of $176,000 as of
December 31, 2021 and 2020)
Series B Convertible Preferred Stock, $10 stated value per share,	-	-
share, $0.001 par value – 500,000 shares authorized; 125,000 shares issued and outstanding at December 31, 2021 and 2020 (liquidation
preference of $1,250,000 at December 31, 2021 and 2020)
Class A Common Stock, $0.001 par value – 500,000,000 shares authorized;	84,000	28,000
84,344,607 and 27,753,562 shares issued and outstanding at December 31,
2021 and 2020, respectively
Class B Common Stock, $0.001 par value – 25,000,000 shares authorized;	-	-
nil shares issued and outstanding at December 31, 2021 and 2020
Additional paid-in capital	385,644,000	171,396,000
Accumulated deficit	(145,600,000)	(122,329,000)
Accumulated other comprehensive loss	(106,000)	(785,000)
Treasury stock, at cost	(13,180,000)	-
TOTAL AULT ALLIANCE STOCKHOLDERS' EQUITY	226,842,000	48,310,000

Non-controlling interest	1,613,000	822,000

TOTAL STOCKHOLDERS’ EQUITY	228,455,000	49,132,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$490,286,000	$75,643,000

The accompanying notes are an integral part of these consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended
	December 31,
	2021	2020
	Restated	Restated
Revenue	$32,096,000	$23,629,000
Revenue, cryptocurrency mining, net	3,450,000	-
Revenue, lending and trading activities	16,854,000	242,000
Total revenue	52,400,000	23,871,000
Cost of revenue	23,858,000	16,357,000
Gross profit	28,542,000	7,514,000

Operating expenses
Research and development	2,041,000	1,849,000
Selling and marketing	7,773,000	1,177,000
General and administrative	36,686,000	12,521,000
Benefit for credit losses	-	(2,000,000)
Impairment of mined cryptocurrency	403,000	-
Total operating expenses	46,903,000	13,547,000

Loss from continuing operations	(18,361,000)	(6,033,000)
Other income (expenses)
Interest income	808,000	105,000
Change in fair value of equity securities, related party	(7,773,000)	3,312,000
Accretion of discount on note receivable, related party	4,210,000	-
Impairment of debt securities	(594,000)	-
Interest expense	(1,871,000)	(9,648,000)
Change in fair value of marketable equity securities	(1,327,000)	919,000
Realized gain on marketable securities	1,924,000	-
Loss from equity investment	(311,000)	-
Gain (loss) on extinguishment of debt	929,000	(18,706,000)
Change in fair value of warrant liability	(542,000)	(49,000)
Total other income (expenses), net	(4,547,000)	(24,067,000)

Loss from continuing operations before income taxes	(22,908,000)	(30,100,000)
Income tax (provision) benefit	(130,000)	24,000
Net loss from continuing operations	(23,038,000)	(30,076,000)
Net income from discontinued operations, net of taxes	-	661,000
Net loss	(23,038,000)	(29,415,000)
Net loss attributable to non-controlling interest	(213,000)	-
Net loss attributable to Ault Alliance	(23,251,000)	(29,415,000)
Preferred dividends	(18,000)	(18,000)
Net loss available to common stockholders	$(23,269,000)	$(29,433,000)

Basic and diluted net income (loss) per common share:
Continuing operations	$(0.42)	$(3.13)
Discontinued operations	-	0.07
Net loss per common share	$(0.42)	$(3.06)

Weighted average common shares outstanding, basic and diluted	55,444,000	9,606,000

Comprehensive loss
Net loss available to common stockholders	$(23,269,000)	$(29,433,000)
Other comprehensive income (loss)
Foreign currency translation adjustment	85,000	482,000
Impairment of debt securities	594,000	-
Other comprehensive income	679,000	482,000
Total comprehensive loss	$(22,590,000)	$(28,951,000)

The accompanying notes are an integral part of these consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (RESTATED)

							Accumulated
	Series A & B				Additional		Other			Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Non-Controlling		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest		Equity

BALANCES, January 1, 2020	132,040	$-	3,318,390	$3,000	$101,099,000	$(92,895,000)	$(1,266,000)	$8,000	-	$6,949,000

Stock-based compensation:
Options	-	-	-	-	80,000	-	-	-		80,000
Common stock	-	-	102,500	-	182,000	-	-	-		182,000
Issuance of common stock for cash	-	-	12,582,000	13,000	39,965,000	-	-	-		39,978,000
Issuance of common stock in payment of
short term advances, related party	-	-	660,667	1,000	739,000	-	-	-		740,000
Issuance of common stock in payment of
accrued liabilities	-	-	229,898	-	714,000	-	-	-		714,000
Issuance of common stock for conversion
of debt	-	-	10,046,012	10,000	24,771,000	-	-	-		24,781,000
Issuance of common stock upon exercise
of warrants	-	-	814,095	1,000	876,000	-	-	-		877,000
Issuance of Enertec warrants	-	-	-	-	-	-	-	814,000		814,000
Beneficial conversion feature in connection
with convertible notes	-	-	-	-	82,000	-	-	-		82,000
Fair value of warrants issued in connection
with convertible notes	-	-	-	-	4,540,000	-	-	-		4,540,000
Cash for exchange fees and other financing costs	-	-	-	-	(1,652,000)	-	-	-		(1,652,000)
Comprehensive loss:
Net loss	-	-	-	-	-	(29,415,000)	-	-	-	(29,415,000)
Preferred dividends	-	-	-	-	-	(18,000)	-	-		(18,000)
Foreign currency translation adjustments	-	-	-	-		-	482,000	-		482,000
Other	-	-	-	-	-	(1,000)	(1,000)	-		(2,000)

BALANCES, December 31, 2020	132,040	$-	27,753,562	$28,000	$171,396,000	$(122,329,000)	$(785,000)	$822,000	-	$49,132,000

The accompanying notes are an integral part of these consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (RESTATED)

							Accumulated
	Series A & B				Additional		Other			Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Non-Controlling	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Stock	Equity

BALANCES, January 1, 2021	132,040	$-	27,753,562	$28,000	$171,396,000	$(122,329,000)	$(785,000)	$822,000	$-	$49,132,000
Issuance of common stock for restricted stock awards	-	-	1,193,749	1,000	(1,000)	-	-	-	-	-
Stock-based compensation:
Options	-	-	-	-	3,153,000	-	-	-	-	3,153,000
Restricted stock awards	-	-	-	-	3,968,000	-	-	-	-	3,968,000
Issuance of stock options at Gresham Worldwide	-	-	-	-	-	-	-	629,000	-	629,000
Issuance of common stock for cash	-	-	52,552,353	53,000	200,000,000	-	-	-	-	200,053,000
Financing cost in connection with sales of common stock	-	-	-	-	(5,941,000)	-	-	-	-	(5,941,000)
Non-controlling position at Imperalis subsidiary acquired	-	-	-	-	-	-	-	(50,000)	-	(50,000)
Adjustment to treasury stock for holdings in investment partnerships	-	-	-	-	-	-	-	-	(13,180,000)	(13,180,000)
Issuance of common stock for conversion
of convertible notes payable	-	-	183,214	-	449,000	-	-	-	-	449,000
Issuance of common stock for conversion
of convertible notes payable, related party	-	-	275,862	-	400,000	-	-	-	-	400,000
Issuance of common stock upon exercise of warrants	-	-	2,385,867	2,000	4,722,000	-	-	-	-	4,724,000
Fair value of warrants issued in connection with notes	-	-	-	-	16,310,000	-	-	-	-	16,310,000
Proceeds allocated to public warrants of Ault Disruptive
subsidiary, net of offering costs	-	-	-	-	4,092,000	-	-	-	-	4,092,000
Remeasurement of Ault Disruptive subsidiary temporary equity	-	-	-	-	(12,904,000)	-	-	-	-	(12,904,000)
Comprehensive loss:								-	-	-
Net loss	-	-	-	-	-	(23,251,000)	-	-	-	(23,251,000)
Preferred dividends		-	-	-	-	(18,000)	-	-	-	(18,000)
Impairment of debt securities	-	-	-	-	-	-	594,000	-	-	594,000
Foreign currency translation adjustments	-	-	-	-	-	-	85,000	-	-	85,000
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	213,000	-	213,000
Other	-	-	-	-		(2,000)	-	(1,000)	-	(3,000)
BALANCES, December 31, 2021	132,040	$-	84,344,607	$84,000	$385,644,000	$(145,600,000)	$(106,000)	$1,613,000	$(13,180,000)	$228,455,000

The accompanying notes are an integral part of these consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2021	2020
	Restated	Restated

Cash flows from operating activities:
Net loss	$(23,038,000)	$(29,415,000)
Less: Net income from discontinued operations	-	661,000
Net loss from continuing operations	(23,038,000)	(30,076,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,103,000	392,000
Amortization	375,000	336,000
Amortization of right-of-use assets	950,000	(140,000)
Amortization, related party	30,000	-
Interest expense – debt discount	1,076,000	7,251,000
(Gain) loss on extinguishment of debt	(929,000)	18,706,000
Change in fair value of warrant liability	542,000	49,000
Accretion of original issue discount on notes receivable	(4,210,000)	22,000
Impairment of debt securities	594,000	-
Accretion of original issue discount on notes receivable	21,000	(62,000)
Increase in accrued interest on notes receivable – related party	(235,000)	(1,000)
Stock-based compensation	7,750,000	1,106,000
Impairment of cryptocurrencies	403,000	(5,000)
Realized losses on other investments	-	39,000
Realized gains on sale of marketable securities	(21,187,000)	(75,000)
Unrealized (gains) losses on marketable equity securities	14,127,000	(796,000)
Unrealized (gains) losses on equity securities – related party	13,527,000	(3,610,000)
Unrealized (gains) losses on equity securities	(10,734,000)	73,000
Loss from equity investment	311,000	-
Provision for loan losses	-	(2,000,000)
Changes in operating assets and liabilities:
Marketable equity securities	(29,398,000)	-
Accounts receivable	(1,407,000)	(641,000)
Accrued revenue	(498,000)	645,000
Inventories	(2,031,000)	183,000
Prepaid expenses and other current assets	(5,548,000)	(1,613,000)
Digital currencies	(3,450,000)	-
Other assets	(1,526,000)	(88,000)
Accounts payable and accrued expenses	1,613,000	(364,000)
Accounts payable, related parties	17,000	(28,000)
Other current liabilities	-	(650,000)
Lease liabilities	(919,000)	168,000
Net cash used in continuing operating activities	(61,671,000)	(11,179,000)
Net cash provided by discontinued operating activities	—	1,000
Net cash used in operating activities	(61,671,000)	(11,178,000)

Cash flows from investing activities:
Purchase of property and equipment	(151,993,000)	(582,000)
Acquisition of Relec, net of cash acquired	-	(3,628,000)
Investments in convertible promissory notes of AVLP and Alzamend, related parties	(7,344,000)	(2,118,000)
Investment in term promissory note of Ault & Company, related party	(2,500,000)	-
Investments in common stock and warrants, related parties	(20,163,000)	(354,000)
Investment in real property, related party	(2,670,000)	-
Proceeds from sale of investment in real property, related party	2,670,000	-
Acquisition of Imperalis, net of cash acquired	(165,000)	-
Purchase of marketable equity securities	(2,765,000)	(1,425,000)
Sales of marketable equity securities	4,062,000	373,000
Investments in loans receivable	(18,235,000)	-
Proceeds from loans receivable	-	140,000
Investment of Ault Disruptive initial public offering proceeds into trust account	(116,725,000)	-
Investments in equity securities	(17,623,000)	(189,000)
Net cash used in investing activities	(333,451,000)	(7,783,000)

The accompanying notes are an integral part of these consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the Year Ended December 31,
	2021	2020
	Restated	Restated
Cash flows from financing activities:
Gross proceeds from sales of common stock	$200,053,000	$39,978,000
Financing cost in connection with sales of equity securities	(5,941,000)	(1,652,000)
Proceeds from warrant exercises	4,724,000	53,000
Proceeds from convertible notes payable	-	100,000
Proceeds from notes payable	84,909,000	9,722,000
Proceeds from short-term advances	-	570,000
Payments on short-term advances	-	(570,000)
Proceeds from margin accounts	18,488,000	-
Proceeds from short-term advances – related party	-	653,000
Payments on short-term advances – related party	-	(323,000)
Payments on notes payable	(2,461,000)	(8,784,000)
Payments on advances on future receipts	-	(2,351,000)
Payments of preferred dividends	(18,000)	(18,000)
Purchase of treasury stock	(13,180,000)	-
Proceeds from initial public offering of Ault Disruptive	112,125,000	-
Payment of deferred offering costs of Ault Disruptive initial public offering	(633,000)	-
Payments on revolving credit facilities, net	(125,000)	(97,000)

Net cash provided by financing activities	397,941,000	37,281,000

Effect of exchange rate changes on cash and cash equivalents	(266,000)	(123,000)

Net increase in cash and cash equivalents and restricted cash	2,553,000	18,197,000

Cash and cash equivalents and restricted cash at beginning of period	18,680,000	483,000

Cash and cash equivalents and restricted cash at end of period	$21,233,000	$18,680,000

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$257,000	$658,000

Non-cash investing and financing activities:
Conversion of convertible notes payable into shares of common stock	$449,000	$24,781,000
Payment of accounts payable with digital currency	$890,000	$-
Issuance of common stock in payment of liability	$-	$1,537,000
Cancellation of short-term advances, related party into shares of common stock	$-	$740,000
Issuance of notes payable and convertible notes payable in payment of accrued expenses	$-	$420,000
Conversion of equity securities to marketable securities	$2,656,000	$-
Conversion of loans receivable to equity securities	$4,250,000	$-
Conversion of convertible notes payable, related party into shares of common stock	$400,000	$600,000
Remeasurement of Ault Disruptive temporary equity	$1,712,000	$-
Deferred offering costs of Ault Disruptive	$3,579,000	$-
Recognition of new operating lease right-of-use assets and lease liabilities	$1,875,000	$-
Fair value of warrants issued in connection with notes	$16,310,000	$-
Amounts receivable from issuance of promissory notes	$6,900,000	$-
Issuance of notes payable for purchase of property and equipment	$22,000,000	$-
Deferred underwriter commissions payable of Ault Disruptive subsidiary	$3,450,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

1. DESCRIPTION OF BUSINESS

Ault Alliance, Inc., a Delaware corporation which was then known as BitNile Holdings, Inc. ("BitNile" or the "Company"), which was formerly known as Ault Global Holdings, Inc., was incorporated in September 2017. BitNile is a diversified holding company pursuing growth by acquiring undervalued businesses and disruptive technologies with a global impact. Through its wholly- and majority-owned subsidiaries and strategic investments, the Company owns and operates a data center at which it mines Bitcoin, and provides mission-critical products that support a diverse range of industries, including defense/aerospace, industrial, automotive, telecommunications, medical/biopharma, and textiles. In addition, the Company extends credit to select entrepreneurial businesses through a licensed lending subsidiary. BitNile was founded by Milton "Todd" Ault, III, its Executive Chairman and is led by Mr. Ault, William B. Horne, its Chief Executive Officer and Vice Chairman and Henry Nisser, its President and General Counsel. Together, they constitute the Executive Committee, which manages the day-to-day operations of the Company. The Company's long-term objective is to maximize per share intrinsic value. All major investment and capital allocation decisions are made for the Company by Mr. Ault and the Executive Committee. The Company has six reportable segments:

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

1 A. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

This Amendment amends the Annual Report on Form 10-K of the Company for the year ended December 31, 2021, that was originally filed with the U.S. Securities and Exchange Commission on April 15, 2022. This Amendment only corrects an error in classification with respect to changes in fair value of financial instruments issued by a related party. The changes in fair value were erroneously recorded in other comprehensive income (loss) and have been reclassified to correct for the error within the statement of operations. The Company has restated its Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Loss, Consolidated Statements of Changes in Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows to correct this misclassification. Finally, the Company has modified its disclosures in Item 9A of Part II to reflect the identification of an additional material weakness.

As a result, the reclassification resulted in an increase to “Accumulated deficit” and a corresponding decrease to “Accumulated other comprehensive loss” within stockholders’ equity, as reflected in the Company’s Consolidated Balance Sheets pursuant to the schedule below:

	For the Year Ended
	December 31, 2020
	As Reported	Adjustment	As Restated
STOCKHOLDERS’ EQUITY
Series A Convertible Preferred Stock, $25.00 stated value per share,	$-	$-	$-
$0.001 par value – 1,000,000 shares authorized; 7,040 shares issued and outstanding at December 31, 2021 and 2020
(redemption amount and liquidation preference of $176,000 as of
December 31, 2021 and 2020)
Series B Convertible Preferred Stock, $10 stated value per share,	-		-
share, $0.001 par value – 500,000 shares authorized; 125,000 shares issued and outstanding at December 31, 2021 and 2020 (liquidation
preference of $1,250,000 at December 31, 2021 and 2020)
Class A Common Stock, $0.001 par value – 500,000,000 shares authorized;	28,000		28,000
84,344,607 and 27,753,562 shares issued and outstanding at December 31,
2021 and 2020, respectively
Class B Common Stock, $0.001 par value – 25,000,000 shares authorized;	-		-
nil shares issued and outstanding at December 31, 2021 and 2020
Additional paid-in capital	171,396,000		171,396,000
Accumulated deficit	(121,396,000)	(933,000)	(122,329,000)
Accumulated other comprehensive loss	(1,718,000)	933,000	(785,000)
Treasury stock, at cost	-	-	-
TOTAL BITNILE HOLDINGS STOCKHOLDERS’ EQUITY	48,310,000	-	48,310,000

Non-controlling interest	822,000		822,000

TOTAL STOCKHOLDERS’ EQUITY	$49,132,000	$-	$49,132,000

The Consolidated Statements of Operations and Comprehensive Loss amounts were adjusted pursuant to the schedules below:

	For the Year Ended
	December 31, 2020
	As Reported	Adjustment	As Restated
Revenue	$23,629,000	$-	$23,629,000
Revenue, lending and trading activities	242,000		242,000
Total revenue	23,871,000	-	23,871,000
Cost of revenue	16,357,000		16,357,000
Gross profit	7,514,000	-	7,514,000

Operating expenses
Research and development	1,849,000		1,849,000
Selling and marketing	1,177,000		1,177,000
General and administrative	12,521,000		12,521,000
Benefit for credit losses	(2,000,000)		(2,000,000)
Total operating expenses	13,547,000	-	13,547,000

Loss from continuing operations	(6,033,000)		(6,033,000)
Other income (expenses)
Interest and other income	105,000		105,000
Change in fair value of equity securities, related party	-	3,312,000	3,312,000
Interest expense	(9,648,000)		(9,648,000)
Change in fair value of marketable equity securities	919,000		919,000
Gain (loss) on extinguishment of debt	(18,706,000)		(18,706,000)
Change in fair value of warrant liability	(49,000)		(49,000)
Total other income (expenses), net	(27,379,000)	3,312,000	(24,067,000)

Loss from continuing operations before income taxes	(33,412,000)	3,312,000	(30,100,000)
Income tax (provision) benefit	24,000		24,000
Net loss from continuing operations	(33,388,000)	3,312,000	(30,076,000)
Net income from discontinued operations, net of taxes	661,000		661,000
Net loss	(32,727,000)	3,312,000	(29,415,000)
Net loss attributable to non-controlling interest	-		-
Net loss attributable to Ault Alliance	(32,727,000)	3,312,000	(29,415,000)
Preferred dividends	(18,000)		(18,000)
Net loss available to common stockholders	$(32,745,000)	$3,312,000	$(29,433,000)

Basic and diluted net loss per common share:
Continuing operations	$(3.48)		$(3.13)
Discontinued operations	0.07		0.07
Net loss per common share	$(3.41)		$(3.06)

Weighted average common shares outstanding, basic and diluted	9,606,000		9,606,000

Comprehensive loss
Net loss available to common stockholders	$(32,745,000)	$3,312,000	$(29,433,000)
Other comprehensive income
Foreign currency translation adjustment	482,000	-	482,000
Net unrealized gain (loss) on derivative securities of related party	3,312,000	(3,312,000)	-
Other comprehensive income	3,794,000	(3,312,000)	482,000
Total comprehensive loss	$(28,951,000)	$-	$(28,951,000)

	For the Year Ended
	December 31, 2021
	As Reported	Adjustment	As Restated
Revenue	$32,096,000	$-	$32,096,000
Revenue, cryptocurrency mining, net	3,450,000		3,450,000
Revenue, lending and trading activities	16,854,000		16,854,000
Total revenue	52,400,000	-	52,400,000
Cost of revenue	23,858,000		23,858,000
Gross profit	28,542,000	-	28,542,000

Operating expenses
Research and development	2,041,000		2,041,000
Selling and marketing	7,773,000		7,773,000
General and administrative	36,686,000		36,686,000
Impairment of mined cryptocurrency	403,000		403,000
Total operating expenses	46,903,000	-	46,903,000

Loss from continuing operations	(18,361,000)		(18,361,000)
Other income (expenses)
Interest and other income	808,000		808,000
Change in fair value of equity securities, related party	-	(7,773,000)	(7,773,000)
Accretion of discount on note receivable, related party	-	4,210,000	4,210,000
Impairment of debt securities, net	(5,090,000)	4,496,000	(594,000)
Interest expense	(1,871,000)		(1,871,000)
Change in fair value of marketable equity securities	(1,327,000)		(1,327,000)
Realized gain on marketable securities	1,924,000		1,924,000
Loss from equity investment	(311,000)		(311,000)
Gain (loss) on extinguishment of debt	929,000		929,000
Change in fair value of warrant liability	(542,000)		(542,000)
Total other income (expenses), net	(5,480,000)	933,000	(4,547,000)

Loss from continuing operations before income taxes	(23,841,000)	933,000	(22,908,000)
Income tax (provision) benefit	(130,000)		(130,000)
Net loss from continuing operations	(23,971,000)	933,000	(23,038,000)
Net income from discontinued operations, net of taxes	-		-
Net loss	(23,971,000)	933,000	(23,038,000)
Net loss attributable to non-controlling interest	(213,000)		(213,000)
Net loss attributable to Ault Alliance	(24,184,000)	933,000	(23,251,000)
Preferred dividends	(18,000)		(18,000)
Net loss available to common stockholders	$(24,202,000)	$933,000	$(23,269,000)

Basic and diluted net loss per common share:
Continuing operations	$(0.44)		$(0.42)
Discontinued operations	0.00		0.00
Net loss per common share	$(0.44)		$(0.42)

Weighted average common shares outstanding, basic and diluted	55,444,000		55,444,000

Comprehensive loss
Net loss available to common stockholders	$(24,202,000)	$933,000	$(23,269,000)
Other comprehensive income
Foreign currency translation adjustment	85,000	-	85,000
Net unrealized gain (loss) on derivative securities of related party	(7,773,000)	7,773,000	-
Impairment of debt securities	9,300,000	(8,706,000)	594,000
Other comprehensive income	1,612,000	(933,000)	679,000
Total comprehensive loss	$(22,590,000)	$-	$(22,590,000)

The Condensed Consolidated Statements of Changes in Stockholders’ Equity amounts of “Accumulated deficit” and “Accumulated other comprehensive loss” were adjusted pursuant to the schedules below:

	January 1, 2020
	As Reported	Adjustment	As Restated
STOCKHOLDERS’ EQUITY
Common stock	$3,000	$-	$3,000
Additional paid-in capital	101,099,000		101,099,000
Accumulated deficit	(88,650,000)	(4,245,000)	(92,895,000)
Accumulated other comprehensive loss	(5,511,000)	4,245,000	(1,266,000)
TOTAL AULT ALLIANCE STOCKHOLDERS’ EQUITY	6,941,000	-	6,941,000

Non-controlling interest	8,000		8,000

TOTAL STOCKHOLDERS’ EQUITY	$6,949,000	$-	$6,949,000

	December 31, 2020
	As Reported	Adjustment	As Restated
STOCKHOLDERS’ EQUITY
Common stock	$28,000	$-	$28,000
Additional paid-in capital	171,396,000		171,396,000
Accumulated deficit	(121,396,000)	(933,000)	(122,329,000)
Accumulated other comprehensive loss	(1,718,000)	933,000	(785,000)
TOTAL AULT ALLIANCE STOCKHOLDERS’ EQUITY	48,310,000	-	48,310,000

Non-controlling interest	822,000		822,000

TOTAL STOCKHOLDERS’ EQUITY	$49,132,000	$-	$49,132,000

Further, the reclassification also resulted in adjustments within net cash used in operating activities, as reflected in the Company’s Consolidated Statements of Cash Flows, as follows:

	For the Year Ended
	December 31, 2020
	As Reported	Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(32,727,000)	$3,312,000	$(29,415,000)
Less: Net income from discontinued operations	661,000		661,000
Net loss from continuing operations	(33,388,000)	3,312,000	(30,076,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	392,000		392,000
Amortization	336,000		336,000
Amortization of right-of-use assets	(140,000)		(140,000)
Interest expense – debt discount	7,251,000		7,251,000
Loss on extinguishment of debt	18,706,000		18,706,000
Change in fair value of warrant liability	49,000		49,000
Accretion of original issue discount on notes receivable – related party	22,000		22,000
Accretion of original issue discount on notes receivable	(62,000)		(62,000)
Increase in accrued interest on notes receivable – related party	(1,000)		(1,000)
Stock-based compensation	1,106,000		1,106,000
Impairment of cryptocurrencies	(5,000)		(5,000)
Realized losses on other investments	39,000		39,000
Realized gains on sale of marketable securities	(75,000)		(75,000)
Unrealized gains on marketable equity securities	(796,000)		(796,000)
Unrealized gains on equity securities – related party	(298,000)	(3,312,000)	(3,610,000)
Unrealized losses on equity securities	73,000		73,000
Provision for loan losses	(2,000,000)		(2,000,000)
Changes in operating assets and liabilities:
Accounts receivable	(641,000)		(641,000)
Accrued revenue	645,000		645,000
Inventories	183,000		183,000
Prepaid expenses and other current assets	(1,613,000)		(1,613,000)
Other assets	(88,000)		(88,000)
Accounts payable and accrued expenses	(364,000)		(364,000)
Accounts payable, related parties	(28,000)		(28,000)
Other current liabilities	(650,000)		(650,000)
Lease liabilities	168,000		168,000

Net cash used in continuing operating activities	(11,179,000)	-	(11,179,000)
Net cash provided by discontinued operating activities	1,000	-	1,000
Net cash used in operating activities	$(11,178,000)	$-	$(11,178,000)

	For the Year Ended
	December 31, 2021
	As Reported	Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(23,971,000)	$933,000	$(23,038,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,103,000		2,103,000
Amortization	375,000		375,000
Amortization of right-of-use assets	950,000		950,000
Amortization, related party	30,000		30,000
Interest expense – debt discount	1,076,000		1,076,000
Gain on extinguishment of debt	(929,000)		(929,000)
Change in fair value of warrant liability	542,000		542,000
Accretion of original issue discount on notes receivable – related party	-	(4,210,000)	(4,210,000)
Impairment of debt securities	5,090,000	(4,496,000)	594,000
Accretion of original issue discount on notes receivable	21,000		21,000
Increase in accrued interest on notes receivable – related party	(235,000)		(235,000)
Stock-based compensation	7,750,000		7,750,000
Impairment of cryptocurrencies	403,000		403,000
Realized gains on sale of marketable securities	(21,187,000)		(21,187,000)
Unrealized losses on marketable equity securities	14,127,000		14,127,000
Unrealized losses on equity securities – related party	5,754,000	7,773,000	13,527,000
Unrealized gains on equity securities	(10,734,000)		(10,734,000)
Loss from equity investment	311,000		311,000
Changes in operating assets and liabilities:
Marketable equity securities	(29,398,000)		(29,398,000)
Accounts receivable	(1,407,000)		(1,407,000)
Accrued revenue	(498,000)		(498,000)
Inventories	(2,031,000)		(2,031,000)
Prepaid expenses and other current assets	(5,548,000)		(5,548,000)
Digital currencies	(3,450,000)		(3,450,000)
Other assets	(1,526,000)		(1,526,000)
Accounts payable and accrued expenses	1,613,000		1,613,000
Accounts payable, related parties	17,000		17,000
Lease liabilities	(919,000)		(919,000)

Net cash used in operating activities	$(61,671,000)	$-	$(61,671,000)

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

Comprehensive Loss

The Company reports comprehensive loss in accordance with ASC 220, Comprehensive Income. This statement establishes standards for the reporting and presentation of comprehensive loss and its components in a full set of general purpose financial statements. Comprehensive loss generally represents all changes in equity during the period except those resulting from investments by, or distributions to, stockholders. The Company determined that its items of other comprehensive loss relate to changes in foreign currency translation adjustments and impairment of debt securities.

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

The Company utilized a variety of pricing models and the weighted average assumptions used during the years ended December 31, 2021 and 2020 were as follows:

	December 31, 2021	December 31, 2020
Exercise price	$2.29	$1.79
Remaining contractual term	4.7	4.1
Volatility	150%	99%
Dividend yield	0%	0%
Risk-free interest rate	1.0%	0.4%

21. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Other current liabilities at December 31, 2021 and 2020 consisted of:

	December 31,
	2021	2020
Accounts payable	$6,902,000	$7,043,000
Accrued payroll and payroll taxes	5,027,000	1,412,000
Financial instruments	4,249,000	4,192,000
Accrued legal	2,637,000	1,777,000
Other accrued expenses	3,887,000	2,590,000
Total	$22,702,000	$17,014,000

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

