Form 10-Q/A
period 2022-03-31
Ault Alliance, Inc.
filed 2023-04-14
CIK 896493

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

FORM 10-Q/A

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________.

Commission file number 1-12711

AULT ALLIANCE, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-1721931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11411 Southern Highlands Pkwy #240

Las Vegas, NV 89141

(Address of principal executive offices) (Zip code)

(949) 444-5464

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value	AULT	NYSE American

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Ault Alliance, Inc., which was then known as BitNile Holdings, Inc. (the “Company”) for the three months ended March 31, 2022 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on May 23, 2022. This Report only amends and restates Item 1, Item 2 and Item 4 of Part I of the Original Report to reflect the restatement. The foregoing items have not been updated to reflect other events occurring after the date of the Original Report (other than the Name Change, as defined below), or to modify or update those disclosures affected by subsequent events. Subsequent to the date of filing of the Original Filing, the Company merged its wholly owned subsidiary, Ault Alliance, Inc., with and into the Company, and in connection therewith, changed its name from BitNile Holdings, Inc. to Ault Alliance, Inc. (the “Name Change”).  As such, other than on the cover page of this Amendment, the signature page to this Amendment, and the revised disclosures contained in Item 1 and Item 2, which reflects the Name Change, all other references in this Amendment to Ault Alliance, Inc. refers to the former wholly owned subsidiary of the same name, and not to the Company.  In addition, the exhibit list in Item 6 of Part II has been updated only to include currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are filed with this Amendment as Exhibit 31.1, 31.2 and 32.1.

The Amendment is being filed to correct an error in classification with respect to changes in fair value of financial instruments issued by a related party. The changes in fair value were erroneously recorded in other comprehensive income (loss) and have been reclassified to correct for the error within the statement of operations.

Further, this Amendment also includes certain limited modifications to reflect the correct classification in disclosures in the Company’s Note 16 Net Income (Loss) per Share footnote in the Company’s Notes to Condensed Consolidated Financial Statements.

AULT ALLIANCE, INC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Words such as “anticipates,” “expects,” “intends,” “goals,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “would,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on management’s expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout this report and our Annual Report on Form 10-K/A for the year ended December 31, 2021, particularly the “Risk Factors” sections of such reports. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission that disclose risks and uncertainties that may affect our business. The forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of the date of filing of this Quarterly Report on Form 10-Q. In addition, the forward-looking statements in this Form 10-Q are made as of the date of this filing, and we do not undertake, and expressly disclaim any duty to update such statements, whether as a result of new information, new developments or otherwise, except to the extent that disclosure may be required by law.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

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

AULT ALLIANCE, INC. AND SUBSIDIARIES

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
$0.001 par value – 1,000,000 shares authorized; 7,040 shares issued and outstanding at March 31, 2022 and December 31, 2021
(redemption amount and liquidation preference of $176,000 as of
March 31, 2022 and December 31, 2021)
Series B Convertible Preferred Stock, $10 stated value per share,	-	-
share, $0.001 par value – 500,000 shares authorized; 125,000 shares issued and outstanding at March 31, 2022 and December 31, 2021 (liquidation preference of $1,250,000 at March 31, 2022 and December 31, 2021)
Class A Common Stock, $0.001 par value – 500,000,000 shares authorized;	225,000	84,000
225,015,203 and 84,344,607 shares issued and outstanding at March 31,
2022 and December 31, 2021, respectively
Class B Common Stock, $0.001 par value – 25,000,000 shares authorized;	-	-
nil shares issued and outstanding at March 31, 2022 and December 31, 2021
Additional paid-in capital	495,536,000	385,644,000
Accumulated deficit	(174,378,000)	(145,600,000)
Accumulated other comprehensive loss	(393,000)	(106,000)
Treasury stock, at cost	(14,172,000)	(13,180,000)
TOTAL AULT ALLIANCE STOCKHOLDERS' EQUITY	306,818,000	226,842,000

Non-controlling interest	1,640,000	1,613,000

TOTAL STOCKHOLDERS’ EQUITY	308,458,000	228,455,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$518,924,000	$490,286,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	March 31,
		2021
	2022	Restated
Revenue	$8,659,000	$7,905,000
Revenue, cryptocurrency mining, net	3,548,000	130,000
Revenue, hotel operations	2,698,000	-
Revenue, lending and trading activities	17,921,000	5,210,000
Total revenue	32,826,000	13,245,000
Cost of revenue	10,494,000	5,108,000
Gross profit	22,332,000	8,137,000
Operating expenses
Research and development	695,000	602,000
Selling and marketing	6,481,000	1,242,000
General and administrative	13,687,000	5,092,000
Impairment of mined cryptocurrency	439,000	-
Total operating expenses	21,302,000	6,936,000

Income from operations	1,030,000	1,201,000
Other income (expenses)
Interest and other income	449,000	37,000
Change in fair value of equity securities, related party	-	2,969,000
Interest expense	(29,824,000)	(314,000)
Change in fair value of marketable equity securities	-	1,960,000
Realized gain on marketable securities	109,000	397,000
Loss from investment in unconsolidated entity	(533,000)	-
Gain on extinguishment of debt	-	482,000
Change in fair value of warrant liability	(18,000)	(679,000)
Total other (expenses) income, net	(29,817,000)	4,852,000
(Loss) income before income taxes	(28,787,000)	6,053,000
Income tax (provision) benefit	-	(6,000)
Net (loss) income	(28,787,000)	6,047,000
Net loss (income) attributable to non-controlling interest	15,000	(1,081,000)
Net (loss) income attributable to Ault Alliance, Inc.	(28,772,000)	4,966,000
Preferred dividends	(5,000)	(4,000)
Net (loss) income available to common stockholders	$(28,777,000)	$4,962,000

Basic net (loss) income per common share	$(0.32)	$0.13
Diluted net (loss) income per common share	$(0.32)	$0.12

Weighted average basic common shares outstanding	90,971,000	39,256,000
Weighted average diluted common shares outstanding	90,971,000	40,202,000

Comprehensive (loss) income
Net (loss) income available to common stockholders	$(28,777,000)	$4,962,000
Other comprehensive income (loss)
Foreign currency translation adjustment	(287,000)	(93,000)
Other comprehensive (loss) income	(287,000)	(93,000)
Total comprehensive (loss) income	$(29,064,000)	$4,869,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

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

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (RESTATED)

(Unaudited)

Three Months Ended March 31, 2021

							Accumulated
	Series A & B				Additional		Other		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity
BALANCES, January 1, 2021	132,040	$-	27,753,562	$28,000	$171,396,000	$(122,329,000)	$(785,000)	$822,000	$49,132,000
Stock based compensation:
Options	-	-	-	-	20,000	-	-	-	20,000
Issuance of common stock for cash	-	-	21,561,900	21,000	124,962,000	-	-	-	124,983,000
Issuance of common stock for conversion of convertible notes payable	-	-	183,214	-	450,000	-	-	-	450,000
Financing cost in connection with sales of common stock	-	-	-	-	(4,065,000)	-	-	-	(4,065,000)
Comprehensive loss:
Net income	-		-	-	-	4,966,000	-	-	4,966,000
Preferred dividends	-	-	-	-	-	(4,000)	-	-	(4,000)
Foreign currency translation adjustments	-	-	-	-	-	-	(93,000)	-	(93,000)
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	1,081,000	1,081,000
Other	-	-	-	-	-	(1,000)	1,000		-
BALANCES, March 31, 2021	132,040	$-	49,498,676	$49,000	$292,763,000	$(117,368,000)	$(877,000)	$1,903,000	$176,470,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
		2021
	2022	Restated
Cash flows from operating activities:
Net (loss) income	$(28,787,000)	$6,047,000
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	2,562,000	162,000
Amortization	80,000	104,000
Amortization of right-of-use assets	339,000	229,000
Amortization, related party	173,000	8,000
Interest expense – debt discount	26,461,000	20,000
Gain on extinguishment of debt	-	(482,000)
Change in fair value of warrant liability	18,000	679,000
Accretion of original issue discount on notes receivable – related party	-	(4,000)
Accretion of original issue discount on notes receivable	(276,000)	(65,000)
Increase in accrued interest on notes receivable – related party	(54,000)	(1,000)
Stock-based compensation	2,685,000	20,000
Impairment of cryptocurrencies	439,000	-
Realized gains on sale of marketable securities	5,707,000	(4,892,000)
Unrealized gains on marketable securities	(13,515,000)	(2,260,000)
Unrealized (gains) losses on investments in equity securities, related parties	4,694,000	(3,123,000)
Unrealized gains on equity securities	(13,461,000)	(58,000)
Loss from investment in unconsolidated entity	533,000	-
Changes in operating assets and liabilities:
Marketable equity securities	32,649,000	(8,870,000)
Accounts receivable	(621,000)	301,000
Accrued revenue	(484,000)	104,000
Inventories	(1,723,000)	(118,000)
Prepaid expenses and other current assets	7,431,000	(91,000)
Digital currencies	(3,809,000)	-
Other assets	(704,000)	(86,000)
Accounts payable and accrued expenses	4,961,000	(1,713,000)
Other current liabilities	-	78,000
Lease liabilities	(270,000)	(230,000)
Net cash provided by (used in) operating activities	25,028,000	(14,241,000)

Cash flows from investing activities:
Purchase of property and equipment	(35,359,000)	(4,349,000)
Investment in promissory notes and other, related parties	(700,000)	(3,595,000)
Investments in common stock and warrants, related parties	(194,000)	(4,756,000)
Investment in real property, related party	-	(2,670,000)
Purchase of marketable equity securities	(158,000)	-
Sales of marketable equity securities	10,210,000	430,000
Investments in loans receivable	(246,000)	-
Principal payments on loans receivable	1,500,000	-
Sale of digital currencies	4,377,000	-
Investments in equity securities	(3,820,000)	(1,787,000)
Net cash used in investing activities	(24,390,000)	(16,727,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	For the Three Months Ended March 31,
		2021
	2022	Restated
Cash flows from financing activities:
Gross proceeds from sales of common stock	$110,147,000	$124,983,000
Financing cost in connection with sales of equity securities	(2,758,000)	(4,065,000)
Proceeds from notes payable	295,000	-
Repayment of margin accounts	(18,488,000)	-
Payments on notes payable	(65,986,000)	(972,000)
Payments of preferred dividends	(5,000)	(4,000)
Purchase of treasury stock	(992,000)	-
Payments on revolving credit facilities, net	-	(8,000)
Net cash provided by financing activities	22,213,000	119,934,000

Effect of exchange rate changes on cash and cash equivalents	57,000	152,000

Net increase in cash and cash equivalents and restricted cash	22,908,000	89,118,000

Cash and cash equivalents and restricted cash at beginning of period	21,233,000	18,680,000

Cash and cash equivalents and restricted cash at end of period	$44,141,000	$107,798,000

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,572,000	$658,000

Non-cash investing and financing activities:
Conversion of convertible notes payable into shares of common stock	$-	$450,000
Payment of accounts payable with digital currency	$413,000	$119,000
Conversion of convertible notes payable, related party into shares of common stock	$400,000	$-
Recognition of new operating lease right-of-use assets and lease liabilities	$2,188,000	$-
Purchase of marketable equity securities for future payment	$-	$33,647,000

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

1 A. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

This Amendment amends the Quarterly Report on Form 10-Q of the Company for the three months ended March 31, 2022, that was originally filed with the U.S. Securities and Exchange Commission on May 23, 2022. This Amendment only corrects an error in classification with respect to changes in fair value of financial instruments issued by a related party. The changes in fair value were erroneously recorded in other comprehensive income (loss) and have been reclassified to correct for the error within the statement of operations. The Company has restated its Condensed Consolidated Statements of Operations and Comprehensive Loss, Condensed Consolidated Statements of Changes in Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows to correct this misclassification. Further, this Amendment also includes certain limited modifications to reflect the correct classification in disclosures in the Company’s Note 16 Net Income (Loss) per Share footnote in the Company’s Notes to Condensed Consolidated Financial Statements. Finally, the Company has modified its disclosures in Item 4 of Part I to reflect the identification of an additional material weakness.

As a result, the Condensed Consolidated Statements of Operations and Comprehensive Loss amounts of “Change in fair value of equity securities, related party” and “Net unrealized gain on derivative securities of related party” were adjusted pursuant to the schedule below:

	For the Three Months Ended
	March 31, 2021
	As Reported	Adjustment	As Restated
Revenue	$7,905,000	$-	$7,905,000
Revenue, cryptocurrency mining, net	130,000		130,000
Revenue, lending and trading activities	5,210,000		5,210,000
Total revenue	13,245,000	-	13,245,000
Cost of revenue	5,108,000		5,108,000
Gross profit	8,137,000	-	8,137,000

Operating expenses
Research and development	602,000		602,000
Selling and marketing	1,242,000		1,242,000
General and administrative	5,092,000		5,092,000
Total operating expenses	6,936,000	-	6,936,000

Income from operations	1,201,000		1,201,000
Other income (expenses)
Interest and other income	37,000		37,000
Change in fair value of equity securities, related party	-	2,969,000	2,969,000
Interest expense	(314,000)		(314,000)
Change in fair value of marketable equity securities	1,960,000		1,960,000
Realized gain on marketable securities	397,000		397,000
Gain (loss) on extinguishment of debt	482,000		482,000
Change in fair value of warrant liability	(679,000)		(679,000)
Total other (expenses) income, net	1,883,000	2,969,000	4,852,000

(Loss) income before income taxes	3,084,000	2,969,000	6,053,000
Income tax (provision) benefit	(6,000)		(6,000)
Net (loss) income	3,078,000	2,969,000	6,047,000
Net loss (income) attributable to non-controlling interest	(1,081,000)		(1,081,000)
Net (loss) income attributable to BitNile Holdings, Inc.	1,997,000	2,969,000	4,966,000
Preferred dividends	(4,000)		(4,000)
Net (loss) income available to common stockholders	$1,993,000	$2,969,000	$4,962,000

Basic net (loss) income per common share	$0.05		$0.13
Diluted net (loss) income per common share	$0.05		$0.12

Weighted average basic common shares outstanding	39,256,000		39,256,000
Weighted average diluted common shares outstanding	40,202,000		40,202,000

Comprehensive (loss) income
Net (loss) income available to common stockholders	$1,993,000	$2,969,000	$4,962,000
Other comprehensive income (loss)
Foreign currency translation adjustment	(93,000)		(93,000)
Net unrealized gain on derivative securities of related party	2,969,000	(2,969,000)	-
Other comprehensive (loss) income	2,876,000	(2,969,000)	(93,000)
Total comprehensive (loss) income	$4,869,000	$-	$4,869,000

The Condensed Consolidated Statements of Changes in Stockholders’ Equity amounts of “Accumulated deficit” and “Accumulated other comprehensive loss” were adjusted pursuant to the schedules below:

	January 1, 2021
	As Reported	Adjustment	As Restated
STOCKHOLDERS’ EQUITY
Common stock	$28,000	$-	$28,000
Additional paid-in capital	171,396,000		171,396,000
Accumulated deficit	(121,396,000)	(933,000)	(122,329,000)
Accumulated other comprehensive loss	(1,718,000)	933,000	(785,000)
TOTAL AULT ALLIANCE STOCKHOLDERS’ EQUITY	48,310,000	-	48,310,000

Non-controlling interest	822,000		822,000

TOTAL STOCKHOLDERS’ EQUITY	$49,132,000	$-	$49,132,000

	March 31, 2021
	As Reported	Adjustment	As Restated
STOCKHOLDERS’ EQUITY
Common stock	$49,000	$-	$49,000
Additional paid-in capital	292,763,000		292,763,000
Accumulated deficit	(119,404,000)	2,036,000	(117,368,000)
Accumulated other comprehensive loss	1,159,000	(2,036,000)	(877,000)
TOTAL AULT ALLIANCE STOCKHOLDERS’ EQUITY	174,567,000	-	174,567,000

Non-controlling interest	1,903,000		1,903,000

TOTAL STOCKHOLDERS’ EQUITY	$176,470,000	$-	$176,470,000

Further, the reclassification also resulted in a corresponding increase in net income and an increase in unrealized gains on equity securities, related party within net cash used in operating activities, as reflected in the Company’s Condensed Consolidated Statements of Cash Flows, as follows:

	For the Three Months Ended
	March 31, 2021
	As Reported	Adjustment	As Restated
Cash flows from operating activities:
Net income	$3,078,000	$2,969,000	$6,047,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	162,000		162,000
Amortization	104,000		104,000
Amortization of right-of-use assets	229,000		229,000
Amortization, related party	8,000		8,000
Interest expense – debt discount	20,000		20,000
Gain on extinguishment of debt	(482,000)		(482,000)
Change in fair value of warrant liability	679,000		679,000
Accretion of original issue discount on notes receivable – related party	(4,000)		(4,000)
Accretion of original issue discount on notes receivable	(65,000)		(65,000)
Increase in accrued interest on notes receivable – related party	(1,000)		(1,000)
Stock-based compensation	20,000		20,000
Impairment of cryptocurrencies	-		-
Realized gains on sale of marketable securities	(4,892,000)		(4,892,000)
Unrealized gains on marketable securities	(2,260,000)		(2,260,000)
Unrealized gains on equity securities, related party	(154,000)	(2,969,000)	(3,123,000)
Unrealized gains on equity securities	(58,000)		(58,000)
Loss from investment in unconsolidated entity	-		-
Changes in operating assets and liabilities:
Marketable equity securities	(8,870,000)		(8,870,000)
Accounts receivable	301,000		301,000
Accrued revenue	104,000		104,000
Inventories	(118,000)		(118,000)
Prepaid expenses and other current assets	(91,000)		(91,000)
Digital currencies	-		-
Other assets	(86,000)		(86,000)
Accounts payable and accrued expenses	(1,713,000)		(1,713,000)
Other current liabilities	78,000		78,000
Lease liabilities	(230,000)		(230,000)
Net cash used in operating activities	$(14,241,000)	$-	$(14,241,000)

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

March 31, 2022
Stock options	6,396,000
Restricted stock grants	2,063,000
Warrants	20,015,000
Convertible notes	165,000
Convertible preferred stock	2,000
Total	28,641,000

Basic and diluted net income per common share for the three months ended March 31, 2021 were calculated as follows:

	For the Three Months Ended March 31, 2021
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income attributable to BitNile Holdings	$4,966,000
Less: Preferred stock dividends	(4,000)

Basic earnings per share
Net income available to common stockholders	4,962,000	39,256,000	$0.13

Effect of dilutive securities
Stock options	-	505,000
8% convertible notes, related party	8,000	276,000
4% convertible notes	7,000	165,000

Diluted earnings per share
Income available to common stockholders plus assumed conversions	$4,977,000	40,202,000	$0.12

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

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this quarterly report, the “Company,” “BitNile,” “we,” “us” and “our” refer to Ault Alliance, Inc., a Delaware corporation which was then known as BitNile Holdings, Inc. BitNile is a diversified holding company pursuing growth by acquiring undervalued businesses and disruptive technologies with a global impact. Through its wholly owned subsidiaries and strategic investments, the Company owns and operates a data center at which it mines Bitcoin, and provides mission-critical products that support a diverse range of industries, including defense/aerospace, industrial, automotive, telecommunications, medical/biopharma, and textiles. In addition, the Company owns and operates hotels and extends credit to select entrepreneurial businesses through a licensed lending subsidiary.

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

Results of Operations

Results of Operations for the Three Months Ended March 31, 2022 and 2021

The following table summarizes the results of our operations for the three months ended March 31, 2022 and 2021.

	For the Three Months Ended
	March 31,
	2022	2021
Revenue	$8,659,000	$7,905,000
Revenue, cryptocurrency mining, net	3,548,000	130,000
Revenue, hotel operations	2,698,000	-
Revenue, lending and trading activities	17,921,000	5,210,000
Total revenue	32,826,000	13,245,000
Cost of revenue	10,494,000	5,108,000
Gross profit	22,332,000	8,137,000
Operating expenses
Research and development	695,000	602,000
Selling and marketing	6,481,000	1,242,000
General and administrative	13,687,000	5,092,000
Impairment of mined cryptocurrency	439,000	-
Total operating expenses	21,302,000	6,936,000

Income from operations	1,030,000	1,201,000
Interest and other income	449,000	37,000
Change in fair value of equity securities, related party	-	2,969,000
Interest expense	(29,824,000)	(314,000)
Change in fair value of marketable equity securities	-	1,960,000
Realized gain on marketable securities	109,000	397,000
Loss from investment in unconsolidated entity	(533,000)	-
Gain on extinguishment of debt	-	482,000
Change in fair value of warrant liability	(18,000)	(679,000)
(Loss) income before income taxes	(28,787,000)	6,053,000
Income tax (provision) benefit	-	(6,000)
Net (loss) income	(28,787,000)	6,047,000
Net loss (income) attributable to non-controlling interest	15,000	(1,081,000)
Net (loss) income attributable to Ault Alliance, Inc.	(28,772,000)	4,966,000
Preferred dividends	(5,000)	(4,000)
Net (loss) income available to common stockholders	$(28,777,000)	$4,962,000

Comprehensive (loss) income
Net (loss) income available to common stockholders	$(28,777,000)	$4,962,000
Other comprehensive income (loss)
Foreign currency translation adjustment	(287,000)	(93,000)
Other comprehensive (loss) income	(287,000)	(93,000)
Total comprehensive (loss) income	$(29,064,000)	$4,869,000

Revenues

Revenues by segment for the three months ended March 31, 2022 and 2021 are as follows:

	For the Three Months Ended March 31,		Increase
	2022	2021	(Decrease)%
Gresham Worldwide, Inc. (“GWW”)	$7,245,000	$6,350,000	$895,000	14%
TOGI	1,129,000	1,383,000	(254,000)	-18%
Cryptocurrency
Revenue, cryptocurrency mining, net	3,548,000	130,000	3,418,000	2,629%
Revenue, commercial real estate leases	278,000	172,000	106,000	62%
Real estate	2,698,000	-	2,698,000	—
Ault Alliance:
Revenue, lending and trading activities	17,921,000	5,210,000	12,711,000	244%
Other	7,000	-	7,000	—
Total revenue	$32,826,000	$13,245,000	$19,581,000	148%

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

Change in fair value of equity securities, related party

Change in fair value of equity securities, related party resulting from the warrant securities that we received as a result of our investment in AVLP was nil for the three months ended March 31, 2022, compared to a gain of $3.0 million for the three months ended March 31, 2021.

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

Net (Loss) Income

For the foregoing reasons, our net loss for the three months ended March 31, 2022 was $28.8 million, compared to net income of $6.0 million for the three months ended March 31, 2021.

Other Comprehensive (Loss) Income

Other comprehensive loss was $0.3 million for the three months ended March 31, 2022 compared to $0.1 million for the three months ended March 31, 2021. Other comprehensive income for the three months ended March 31, 2021 was primarily due to foreign currency translation adjustments between our functional currency, the U.S. Dollar, and the British Pound and Israeli Shekel.

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

