Form 10-Q/A
period 2022-06-30
Ault Alliance, Inc.
filed 2023-04-14
CIK 896493

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

(949) 444-5464

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value	AULT	NYSE American
13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, par value $0.001 per share	AULT PRD	NYSE American

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Ault Alliance, Inc., which was then known as BitNile Holdings, Inc. (the “Company”) for the six months ended June 30, 2022 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on August 22, 2022. This Report only amends and restates Item 1, Item 2 and Item 4 of Part I of the Original Report to reflect the restatement. The foregoing items have not been updated to reflect other events occurring after the date of the Original Report (other than the Name Change, as defined below), or to modify or update those disclosures affected by subsequent events. Subsequent to the date of filing of the Original Filing, the Company merged its wholly owned subsidiary, Ault Alliance, Inc., with and into the Company, and in connection therewith, changed its name from BitNile Holdings, Inc. to Ault Alliance, Inc. (the “Name Change”).  As such, other than on the cover page of this Amendment, the signature page to this Amendment, and the revised disclosures contained in Item 1 and Item 2, which reflects the Name Change, all other references in this Amendment to Ault Alliance, Inc. refers to the former wholly owned subsidiary of the same name, and not to the Company.  In addition, the exhibit list in Item 6 of Part II has been updated only to include currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are filed with this Amendment as Exhibit 31.1, 31.2 and 32.1.

The Amendment is being filed to correct an error in classification with respect to changes in fair value of financial instruments issued by a related party. The changes in fair value were erroneously recorded in other comprehensive income (loss) and have been reclassified to correct for the error within the statement of operations.

Further, this Amendment also includes certain limited modifications to reflect the correct classification in disclosures in the Company’s Note 20 Net (Loss) Income per Share footnote in the Company’s Notes to Condensed Consolidated Financial Statements.

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
shares authorized, 146,618 shares and 0 shares issued and outstanding at
June 30, 2022 and December 31, 2021, respectively (liquidation preference of
$3,665,450 and $0 as of June 30, 2022 and December 31, 2021, respectively)
Class A Common Stock, $0.001 par value – 500,000,000 shares authorized;	324,000	84,000
324,440,579 and 84,344,607 shares issued and outstanding at June 30,
2022 and December 31, 2021, respectively
Class B Common Stock, $0.001 par value – 25,000,000 shares authorized;	-	-
0 shares issued and outstanding at June 30, 2022 and December 31, 2021
Additional paid-in capital	549,713,000	385,644,000
Accumulated deficit	(200,184,000)	(145,600,000)
Accumulated other comprehensive loss	(1,863,000)	(106,000)
Treasury stock, at cost	(20,639,000)	(13,180,000)
TOTAL AULT ALLIANCE STOCKHOLDERS’ EQUITY	327,351,000	226,842,000

Non-controlling interest	18,048,000	1,613,000

TOTAL STOCKHOLDERS’ EQUITY	345,399,000	228,455,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$596,271,000	$490,286,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
		2021		2021
	2022	Restated	2022	Restated
Revenue	$7,849,000	$8,564,000	$16,508,000	$16,469,000
Revenue, cryptocurrency mining	3,976,000	291,000	7,524,000	421,000
Revenue, hotel operations	4,598,000	-	7,296,000	-
Revenue, lending and trading activities	943,000	53,274,000	18,864,000	58,485,000
Total revenue	17,366,000	62,129,000	50,192,000	75,375,000
Cost of revenue	12,369,000	6,278,000	22,863,000	11,386,000
Gross profit	4,997,000	55,851,000	27,329,000	63,989,000

Operating expenses
Research and development	729,000	531,000	1,424,000	1,133,000
Selling and marketing	6,979,000	1,505,000	13,460,000	2,747,000
General and administrative	19,032,000	7,992,000	32,719,000	13,084,000
Impairment of mined cryptocurrency	1,976,000	-	2,415,000	-
Total operating expenses	28,716,000	10,028,000	50,018,000	16,964,000

(Loss) income from operations	(23,719,000)	45,823,000	(22,689,000)	47,025,000
Other income (expenses)
Interest and other income	81,000	14,000	530,000	51,000
Change in fair value of equity securities, related party	-	(5,893,000)	-	(2,924,000)
Interest expense	(2,031,000)	(22,000)	(31,855,000)	(337,000)
Change in fair value of marketable equity securities	241,000	(1,915,000)	241,000	45,000
Realized gain (loss) on marketable securities	(43,000)	-	66,000	397,000
Loss from investment in unconsolidated entity	(391,000)	-	(924,000)	-
Gain on extinguishment of debt	-	447,000	-	929,000
Change in fair value of warrant liability	(6,000)	290,000	(24,000)	(388,000)
Total other expenses, net	(2,149,000)	(7,079,000)	(31,966,000)	(2,227,000)

(Loss) income before income taxes	(25,868,000)	38,744,000	(54,655,000)	44,798,000
Income tax (provision) benefit	(217,000)	(3,504,000)	(217,000)	(3,510,000)
Net (loss) income	(26,085,000)	35,240,000	(54,872,000)	41,288,000
Net loss attributable to non-controlling interest	321,000	1,083,000	336,000	3,000
Net (loss) income attributable to Ault Alliance, Inc.	(25,764,000)	36,323,000	(54,536,000)	41,291,000
Preferred dividends	(44,000)	(4,000)	(49,000)	(9,000)
Net (loss) income available to common stockholders	$(25,808,000)	$36,319,000	$(54,585,000)	$41,282,000

Basic net (loss) income per common share	$(0.09)	$0.72	$(0.29)	$0.92
Diluted net (loss) income per common share	$(0.09)	$0.69	$(0.29)	$0.86

Weighted average basic common shares outstanding	289,672,000	50,783,000	190,870,000	45,052,000
Weighted average diluted common shares outstanding	289,672,000	52,780,000	190,870,000	47,574,000

Comprehensive (loss) income
Net (loss) income available to common stockholders	$(25,808,000)	$36,319,000	$(54,585,000)	$41,282,000
Other comprehensive income (loss)
Foreign currency translation adjustment	(1,471,000)	134,000	(1,758,000)	41,000
Other comprehensive (loss) income	(1,471,000)	134,000	(1,758,000)	41,000
Total comprehensive (loss) income	$(27,279,000)	$36,453,000	$(56,343,000)	$41,323,000

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

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (RESTATED)

(Unaudited)

Three Months Ended June 30, 2021

							Accumulated
	Series A & B				Additional		Other		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity

BALANCES, April 1, 2021	132,040	$-	49,498,676	$49,000	$292,763,000	$(117,366,000)	$(878,000)	$1,902,000	$176,470,000
Stock-based compensation					20,000			545,000	565,000
Sale of common stock	-	-	6,385,425	7,000	19,054,000	-	-	-	19,061,000
Financing cost in connection with sales of common stock	-	-	-	-	(477,000)	-	-	-	(477,000)
Issuance of common stock for conversion of convertible notes payable, related party	-	-	275,862	-	400,000	-	-	-	400,000
Comprehensive loss:
Net income	-	-	-	-	-	36,323,000	-	-	36,323,000
Preferred dividends	-	-	-	-	-	(4,000)	-	-	(4,000)
Foreign currency translation adjustments	-	-	-	-	-	-	134,000	-	134,000
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	(1,083,000)	(1,083,000)
BALANCES, June 30, 2021	132,040	$-	56,159,963	$56,000	$311,760,000	$(81,047,000)	$(744,000)	$1,364,000	$231,389,000

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

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (RESTATED)

(Unaudited)

Six Months Ended June 30, 2021

	Series A & B				Additional		Other	Non-	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity

BALANCES, January 1, 2021	132,040	$—	27,753,562	$28,000	$171,396,000	$(122,329,000)	$(785,000)	$822,000	$49,132,000
Stock-based compensation					39,000			545,000	584,000
Sale of common stock	—	—	27,947,325	28,000	144,016,000	—	—	—	144,044,000
Financing cost in connection with sales of common stock	—	—	—	—	(4,541,000)	—	—	—	(4,541,000)
Issuance of common stock for conversion of convertible notes payable	—	—	183,214	—	450,000	—	—	—	450,000
Issuance of common stock for conversion of convertible notes payable, related party	—	—	275,862	—	400,000	—	—	—	400,000
Comprehensive loss:
Net income	—	—	—	—	—	41,291,000	—	—	41,291,000
Preferred dividends		—	—	—	—	(9,000)	—	—	(9,000)
Foreign currency translation adjustments	—	—	—	—	—	—	41,000	—	41,000
Net income attributable to non—controlling interest	—	—	—	—	—	—	—	(3,000)	(3,000)
BALANCES, June 30, 2021	132,040	$—	56,159,963	$56,000	$311,760,000	$(81,047,000)	$(744,000)	$1,364,000	$231,389,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
		2021
	2022	Restated
Cash flows from operating activities:
Net (loss) income	$(54,872,000)	$41,288,000
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,129,000	1,093,000
Interest expense – debt discount	26,493,000	40,000
Gain on extinguishment of debt	-	(929,000)
Change in fair value of warrant liability	24,000	(290,000)
Accretion of original issue discount on notes receivable – related party	-	(4,000)
Accretion of original issue discount on notes receivable	(612,000)	(955,000)
Increase in accrued interest on notes receivable – related party	(100,000)	(1,000)
Stock-based compensation	3,704,000	584,000
Impairment of cryptocurrencies	2,415,000	-
Realized gains on sale of marketable securities	(18,585,000)	(12,283,000)
Unrealized losses (gains) on marketable securities	9,669,000	(3,483,000)
Unrealized losses (gains) on investments in equity securities, related parties	9,048,000	(36,928,000)
Unrealized gains on equity securities	(17,021,000)	(1,224,000)
Loss from investment in unconsolidated entity	924,000	-
Loss on remeasurement of investment in unconsolidated entity	2,700,000	-
Changes in operating assets and liabilities:
Marketable equity securities	50,734,000	(9,616,000)
Accounts receivable	(2,311,000)	(887,000)
Accrued revenue	(7,000)	78,000
Inventories	(2,646,000)	485,000
Prepaid expenses and other current assets	2,406,000	(2,537,000)
Digital currencies	(7,785,000)	-
Other assets	(384,000)	(246,000)
Accounts payable and accrued expenses	4,706,000	83,000
Other current liabilities	-	4,472,000
Lease liabilities	(626,000)	(439,000)
Net cash provided by (used in) operating activities	15,003,000	(21,699,000)

Cash flows from investing activities:
Purchase of property and equipment	(72,779,000)	(5,590,000)
Investment in promissory notes and other, related parties	(2,200,000)	(4,040,000)
Investments in common stock and warrants, related parties	(4,663,000)	(16,483,000)
Investment in real property, related party	-	(2,670,000)
Proceeds from sale of investment in real property, related party	-	2,670,000
Purchase of SMC, net of cash received	(8,239,000)	-
Cash received upon acquisition of AVLP	1,245,000	-
Acquisition of non-controlling interests	(2,230,000)	-
Purchase of marketable equity securities	(1,981,000)	-
Sales of marketable equity securities	11,733,000	430,000
Investments in loans receivable	(2,728,000)	-
Principal payments on loans receivable	10,525,000	-
Sale of digital currencies	4,377,000	-
Investments in equity securities	(15,820,000)	(4,054,000)
Net cash used in investing activities	(82,760,000)	(29,737,000)

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

1 A. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

This Amendment amends the Quarterly Report on Form 10-Q of the Company for the six months ended June 30, 2022, that was originally filed with the U.S. Securities and Exchange Commission on August 22, 2022. This Amendment only corrects an error in classification with respect to changes in fair value of financial instruments issued by a related party. The changes in fair value were erroneously recorded in other comprehensive income (loss) and have been reclassified to correct for the error within the statement of operations. The Company has restated its Condensed Consolidated Statements of Operations and Comprehensive Loss, Condensed Consolidated Statements of Changes in Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows to correct this misclassification. Further, this Amendment also includes certain limited modifications to reflect the correct classification in disclosures in the Company’s Note 20 Net (Loss) Income per Share footnote in the Company’s Notes to Condensed Consolidated Financial Statements. Finally, the Company has modified its disclosures in Item 4 of Part I to reflect the identification of an additional material weakness.

As a result, the Condensed Consolidated Statements of Operations and Comprehensive Loss amounts of “Change in fair value of equity securities, related party” and “Net unrealized gain on derivative securities of related party” were adjusted pursuant to the schedules below:

	For the Three Months Ended
	June 30, 2021
	As Reported	Adjustment	As Restated
Revenue	$8,564,000	$-	$8,564,000
Revenue, cryptocurrency mining, net	291,000		291,000
Revenue, lending and trading activities	53,274,000		53,274,000
Total revenue	62,129,000	-	62,129,000
Cost of revenue	6,278,000		6,278,000
Gross profit	55,851,000	-	55,851,000

Operating expenses
Research and development	531,000		531,000
Selling and marketing	1,505,000		1,505,000
General and administrative	7,992,000		7,992,000
Total operating expenses	10,028,000	-	10,028,000

Income from operations	45,823,000		45,823,000
Other income (expenses)
Interest and other income	14,000		14,000
Change in fair value of equity securities, related party	-	(5,893,000)	(5,893,000)
Interest expense	(22,000)		(22,000)
Change in fair value of marketable equity securities	(1,915,000)		(1,915,000)
Gain on extinguishment of debt	447,000		447,000
Change in fair value of warrant liability	290,000		290,000
Total other expenses, net	(1,186,000)	(5,893,000)	(7,079,000)

Income (loss) before income taxes	44,637,000	(5,893,000)	38,744,000
Income tax provision	(3,504,000)		(3,504,000)
Net income (loss)	41,133,000	(5,893,000)	35,240,000
Net income attributable to non-controlling interest	1,083,000		1,083,000
Net income (loss) attributable to Ault Alliance, Inc.	42,216,000	(5,893,000)	36,323,000
Preferred dividends	(4,000)		(4,000)
Net income (loss) available to common stockholders	$42,212,000	$(5,893,000)	$36,319,000

Basic net income (loss) per common share	$0.83		$0.72
Diluted net income (loss) per common share	$0.81		$0.69

Weighted average basic common shares outstanding	50,783,000		50,783,000
Weighted average diluted common shares outstanding	52,780,000		52,780,000

Comprehensive income
Net income (loss) available to common stockholders	$42,212,000	$(5,893,000)	$36,319,000
Other comprehensive income (loss)
Foreign currency translation adjustment	134,000		134,000
Net unrealized gain on derivative securities of related party	(5,893,000)	5,893,000	-
Other comprehensive (loss) income	(5,759,000)	5,893,000	134,000
Total comprehensive income	$36,453,000	$-	$36,453,000

	For the Six Months Ended
	June 30, 2021
	As Reported	Adjustment	As Restated
Revenue	$16,469,000	$-	$16,469,000
Revenue, cryptocurrency mining, net	421,000		421,000
Revenue, lending and trading activities	58,485,000		58,485,000
Total revenue	75,375,000	-	75,375,000
Cost of revenue	11,386,000		11,386,000
Gross profit	63,989,000	-	63,989,000

Operating expenses
Research and development	1,133,000		1,133,000
Selling and marketing	2,747,000		2,747,000
General and administrative	13,084,000		13,084,000
Total operating expenses	16,964,000	-	16,964,000

Income from operations	47,025,000		47,025,000
Other income (expenses)
Interest and other income	51,000		51,000
Change in fair value of equity securities, related party	-	(2,924,000)	(2,924,000)
Interest expense	(337,000)		(337,000)
Change in fair value of marketable equity securities	45,000		45,000
Realized gain on marketable securities	397,000		397,000
Gain on extinguishment of debt	929,000		929,000
Change in fair value of warrant liability	(388,000)		(388,000)
Total other (expenses) income, net	697,000	(2,924,000)	(2,227,000)

Income (loss) before income taxes	47,722,000	(2,924,000)	44,798,000
Income tax provision	(3,510,000)		(3,510,000)
Net income (loss)	44,212,000	(2,924,000)	41,288,000
Net income attributable to non-controlling interest	3,000		3,000
Net income (loss) attributable to Ault Alliance, Inc.	44,215,000	(2,924,000)	41,291,000
Preferred dividends	(9,000)		(9,000)
Net income (loss) available to common stockholders	$44,206,000	$(2,924,000)	$41,282,000

Basic net income (loss) per common share	$0.98		$0.92
Diluted net income (loss) per common share	$0.92		$0.86

Weighted average basic common shares outstanding	45,052,000		45,052,000
Weighted average diluted common shares outstanding	47,574,000		47,574,000

Comprehensive income
Net income (loss) available to common stockholders	$44,206,000	$(2,924,000)	$41,282,000
Other comprehensive income (loss)
Foreign currency translation adjustment	41,000		41,000
Net unrealized gain on derivative securities of related party	(2,924,000)	2,924,000	-
Other comprehensive (loss) income	(2,883,000)	2,924,000	41,000
Total comprehensive income	$41,323,000	$-	$41,323,000

The Condensed Consolidated Statements of Changes in Stockholders’ Equity amounts of “Accumulated deficit” and “Accumulated other comprehensive loss” were adjusted pursuant to the schedules below:

	January 1, 2021
	As Reported	Adjustment	As Restated
STOCKHOLDERS’ EQUITY
Common stock	$28,000	$-	$28,000
Additional paid-in capital	171,396,000		171,396,000
Accumulated deficit	(121,396,000)	(933,000)	(122,329,000)
Accumulated other comprehensive loss	(1,718,000)	933,000	(785,000)
TOTAL AULT ALLIANCE STOCKHOLDERS’ EQUITY	48,310,000	-	48,310,000

Non-controlling interest	822,000		822,000

TOTAL STOCKHOLDERS’ EQUITY	$49,132,000	$-	$49,132,000

	April 1, 2021
	As Reported	Adjustment	As Restated
STOCKHOLDERS’ EQUITY
Common stock	$49,000	$-	$49,000
Additional paid-in capital	292,763,000		292,763,000
Accumulated deficit	(119,402,000)	2,036,000	(117,366,000)
Accumulated other comprehensive loss	1,158,000	(2,036,000)	(878,000)
TOTAL AULT ALLIANCE STOCKHOLDERS’ EQUITY	174,568,000	-	174,568,000

Non-controlling interest	1,902,000		1,902,000

TOTAL STOCKHOLDERS’ EQUITY	$176,470,000	$-	$176,470,000

	June 30, 2021
	As Reported	Adjustment	As Restated
STOCKHOLDERS’ EQUITY
Common stock	$56,000	$-	$56,000
Additional paid-in capital	311,760,000		311,760,000
Accumulated deficit	(77,190,000)	(3,857,000)	(81,047,000)
Accumulated other comprehensive loss	(4,601,000)	3,857,000	(744,000)
TOTAL AULT ALLIANCE STOCKHOLDERS’ EQUITY	230,025,000	-	230,025,000

Non-controlling interest	1,364,000		1,364,000

TOTAL STOCKHOLDERS’ EQUITY	$231,389,000	$-	$231,389,000

Further, the reclassification also resulted in a corresponding decrease in net income and a decrease in unrealized gains on equity securities, related party within net cash used in operating activities, as reflected in the Company’s Condensed Consolidated Statements of Cash Flows, as follows:

	For the Six Months Ended
	June 30, 2021
	As Reported	Adjustment	As Restated
Cash flows from operating activities:
Net income	$44,212,000	$(2,924,000)	$41,288,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,093,000		1,093,000
Interest expense – debt discount	40,000		40,000
Gain on extinguishment of debt	(929,000)		(929,000)
Change in fair value of warrant liability	(290,000)		(290,000)
Accretion of original issue discount on notes receivable – related party	(4,000)		(4,000)
Accretion of original issue discount on notes receivable	(955,000)		(955,000)
Increase in accrued interest on notes receivable – related party	(1,000)		(1,000)
Stock-based compensation	584,000		584,000
Realized gains on sale of marketable securities	(12,283,000)		(12,283,000)
Unrealized losses (gains) on marketable securities	(3,483,000)		(3,483,000)
Unrealized losses (gains) on equity securities, related parties	(39,852,000)	2,924,000	(36,928,000)
Unrealized gains on equity securities	(1,224,000)		(1,224,000)
Changes in operating assets and liabilities:
Marketable equity securities	(9,616,000)		(9,616,000)
Accounts receivable	(887,000)		(887,000)
Accrued revenue	78,000		78,000
Inventories	485,000		485,000
Prepaid expenses and other current assets	(2,537,000)		(2,537,000)
Other assets	(246,000)		(246,000)
Accounts payable and accrued expenses	83,000		83,000
Other current liabilities	4,472,000		4,472,000
Lease liabilities	(439,000)		(439,000)
Net cash used in operating activities	$(21,699,000)	$-	$(21,699,000)

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

June 30, 2022
Stock options	6,396,000
Restricted stock grants	2,085,000
Warrants	18,493,000
Convertible notes	165,000
Convertible preferred stock	2,000
Total	27,141,000

Basic and diluted net income per common share for the three and six months ended June 30, 2021 are calculated as follows:

	For the Three Months Ended June 30, 2021
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income attributable to BitNile Holdings	$36,323,000
Less: Preferred stock dividends	(4,000)

Basic earnings per share
Net income available to common stockholders	36,319,000	50,783,000	$0.72

Effect of dilutive securities
Stock options	—	292,000
Warrants	290,000	1,540,000
4% convertible notes	7,000	165,000

Diluted earnings per share
Income available to common stockholders plus assumed conversions	$36,616,000	52,780,000	$0.69

	For the Six Months Ended June 30, 2021
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income attributable to BitNile Holdings	$41,291,000
Less: Preferred stock dividends	(9,000)

Basic earnings per share
Net income available to common stockholders	41,282,000	45,052,000	$0.92

Effect of dilutive securities
Stock options	—	422,000
Warrants	(388,000)	1,935,000
4% convertible notes	13,000	165,000

Diluted earnings per share
Income available to common stockholders plus assumed conversions	$40,907,000	47,574,000	$0.86

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

Results of Operations

Results of Operations for the Three Months Ended June 30, 2022 and 2021

The following table summarizes the results of our operations for the three months ended June 30, 2022 and 2021.

	For the Three Months Ended June 30,
	2022	2021

Revenue	$7,849,000	$8,564,000
Revenue, cryptocurrency mining	3,976,000	291,000
Revenue, hotel operations	4,598,000	-
Revenue, lending and trading activities	943,000	53,274,000
Total revenue	17,366,000	62,129,000
Cost of revenue	12,369,000	6,278,000
Gross profit	4,997,000	55,851,000

Total operating expenses	28,716,000	10,028,000
(Loss) income from operations	(23,719,000)	45,823,000
Interest and other income	81,000	14,000
Change in fair value of equity securities, related party	-	(5,893,000)
Interest expense	(2,031,000)	(22,000)
Change in fair value of marketable equity securities	241,000	(1,915,000)
Realized loss on marketable securities	(43,000)	-
Loss from investment in unconsolidated entity	(391,000)	-
Gain on extinguishment of debt	-	447,000
Change in fair value of warrant liability	(6,000)	290,000
(Loss) income before income taxes	(25,868,000)	38,744,000
Income tax (provision) benefit	(217,000)	(3,504,000)
Net (loss) income	(26,085,000)	35,240,000
Net loss attributable to non-controlling interest	321,000	1,083,000
Net (loss) income attributable to Ault Alliance, Inc.	(25,764,000)	36,323,000
Preferred dividends	(44,000)	(4,000)
Net (loss) income available to common stockholders	$(25,808,000)	$36,319,000

Comprehensive (loss) income
Net (loss) income available to common stockholders	$(25,808,000)	$36,319,000
Other comprehensive income (loss)
Foreign currency translation adjustment	(1,471,000)	134,000
Other comprehensive loss	(1,471,000)	134,000
Total comprehensive (loss) income	$(27,279,000)	$36,453,000

Revenues

Revenues by segment for the three months ended June 30, 2022 and 2021 are as follows:

	For the Three Months Ended June 30,		Increase
	2022	2021	(Decrease)%
GWW	$6,503,000	$6,475,000	$28,000	0%
TurnOnGreen	1,062,000	1,831,000	(769,000)	-42%
BNI
Revenue, cryptocurrency mining	3,976,000	291,000	3,685,000	1266%
Revenue, commercial real estate leases	272,000	185,000	87,000	47%
Ault Global Real Estate Equities, Inc. (“AGREE”)	4,598,000	-	4,598,000	—
Ault Alliance:
Revenue, lending and trading activities	943,000	53,274,000	(52,331,000)	-98%
Other	12,000	73,000	(61,000)	-84%
Total revenue	$17,366,000	$62,129,000	$(44,763,000)	-72%

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

Change in fair value of equity securities, related party

Change in fair value of equity securities, related party resulting from the warrant securities that we received as a result of our investment in AVLP was nil for the three months ended June 30, 2022, compared to a loss of $5.9 million for the three months ended June 30, 2021.

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

Net (Loss) Income

For the foregoing reasons, our net loss for the three months ended June 30, 2022 was $25.8 million, compared to net income of $36.3 million for the three months ended June 30, 2021.

Other Comprehensive Loss

Other comprehensive loss was $1.5 million for the three months ended June 30, 2022, compared to other comprehensive income of $0.1 million for the three months ended June 30, 2021. Other comprehensive loss for the three months ended June 30, 2022 and 2021 was attributable to foreign currency translation adjustments between our functional currency, the U.S. Dollar, and the British Pound and Israeli Shekel.

Results of Operations for the Six Months Ended June 30, 2022 and 2021

The following table summarizes the results of our operations for the six months ended June 30, 2022 and 2021.

	For the Six Months Ended June 30,
	2022	2021

Revenue	$16,508,000	$16,469,000
Revenue, cryptocurrency mining	7,524,000	421,000
Revenue, hotel operations	7,296,000	-
Revenue, lending and trading activities	18,864,000	58,485,000
Total revenue	50,192,000	75,375,000
Cost of revenue	22,863,000	11,386,000
Gross profit	27,329,000	63,989,000

Total operating expenses	50,018,000	16,964,000

(Loss) income from operations	(22,689,000)	47,025,000
Interest and other income	530,000	51,000
Change in fair value of equity securities, related party	-	(2,924,000)
Interest expense	(31,855,000)	(337,000)
Change in fair value of marketable equity securities	241,000	45,000
Realized gain on marketable securities	66,000	397,000
Loss from investment in unconsolidated entity	(924,000)	-
Gain on extinguishment of debt	-	929,000
Change in fair value of warrant liability	(24,000)	(388,000)

(Loss) income before income taxes	(54,655,000)	44,798,000
Income tax (provision) benefit	(217,000)	(3,510,000)
Net (loss) income	(54,872,000)	41,288,000
Net loss attributable to non-controlling interest	336,000	3,000
Net (loss) income attributable to Ault Alliance, Inc.	(54,536,000)	41,291,000
Preferred dividends	(49,000)	(9,000)
Net (loss) income available to common stockholders	$(54,585,000)	$41,282,000

Comprehensive (loss) income
Net (loss) income available to common stockholders	$(54,585,000)	$41,282,000
Other comprehensive income (loss)
Foreign currency translation adjustment	(1,758,000)	41,000
Other comprehensive loss	(1,758,000)	(2,883,000)
Total comprehensive (loss) income	$(56,343,000)	$41,323,000

Revenues

Revenues by segment for the six months ended June 30, 2022 and 2021 are as follows:

	For the Six Months Ended June 30,		Increase
	2022	2021	(Decrease)%
GWW	$13,748,000	$12,825,000	$923,000	7%
TurnOnGreen	2,191,000	3,213,000	(1,022,000)	-32%
BNI
Revenue, cryptocurrency mining	7,524,000	421,000	7,103,000	1687%
Revenue, commercial real estate leases	550,000	281,000	269,000	96%
AGREE	7,296,000	-	7,296,000	—
Ault Alliance:
Revenue, lending and trading activities	18,864,000	58,485,000	(39,621,000)	-68%
Other	19,000	150,000	(131,000)	-87%
Total revenue	$50,192,000	$75,375,000	$(25,183,000)	-33%

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

Change in fair value of equity securities, related party

Change in fair value of equity securities, related party resulting from the warrant securities that we received as a result of our investment in AVLP was nil for the six months ended June 30, 2022, compared to a loss of $2.9 million for the six months ended June 30, 2021.

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

Net (Loss) Income

For the foregoing reasons, our net loss for the six months ended June 30, 2022 was $54.6 million, compared to net income of $41.3 million for the six months ended June 30, 2021.

Other Comprehensive (Loss) Income

Other comprehensive loss was $1.8 million for the six months ended June 30, 2022, compared to other comprehensive income of $41,000 for the six months ended June 30, 2021. Other comprehensive loss for the six months ended June 30, 2022 and 2021 was attributable to foreign currency translation adjustments between our functional currency, the U.S. Dollar, and the British Pound and Israeli Shekel.

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

