Form 10-Q/A
period 2022-09-30
Ault Alliance, Inc.
filed 2023-04-14
CIK 896493

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Ault Alliance, Inc., which was then known as BitNile Holdings, Inc. (the “Company”) for the nine months ended September 30, 2022 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on November 21, 2022. This Report only amends and restates Item 1, Item 2 and Item 4 of Part I of the Original Report to reflect the restatement. The foregoing items have not been updated to reflect other events occurring after the date of the Original Report (other than the Name Change, as defined below), or to modify or update those disclosures affected by subsequent events. Subsequent to the date of filing of the Original Filing, the Company merged its wholly owned subsidiary, Ault Alliance, Inc., with and into the Company, and in connection therewith, changed its name from BitNile Holdings, Inc. to Ault Alliance, Inc. (the “Name Change”).  As such, other than on the cover page of this Amendment, the signature page to this Amendment, and the revised disclosures contained in Item 1 and Item 2, which reflects the Name Change, all other references in this Amendment to Ault Alliance, Inc. refers to the former wholly owned subsidiary of the same name, and not to the Company.  In addition, the exhibit list in Item 6 of Part II has been updated only to include currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are filed with this Amendment as Exhibit 31.1, 31.2 and 32.1.

The Amendment is being filed to correct an error in classification with respect to changes in fair value of financial instruments issued by a related party. The changes in fair value were erroneously recorded in other comprehensive income (loss) and have been reclassified to correct for the error within the statement of operations.

Further, this Amendment also includes certain limited modifications to reflect the correct classification in disclosures in the Company’s Note 20 Net Loss per Share footnote in the Company’s Notes to Condensed Consolidated Financial Statements.

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
value per share, $0.001 par value – 2,000,000 shares authorized;
shares authorized, 154,928 shares and 0 shares issued and outstanding at
September 30, 2022 and December 31, 2021, respectively (liquidation
preference of $3,665,450 and $0 as of September 30, 2022 and December 31, 2021, respectively)	-	-
Class A Common Stock, $0.001 par value – 500,000,000 shares authorized;	341,000	84,000
341,446,982 and 84,344,607 shares issued and outstanding at September 30,
2022 and December 31, 2021, respectively
Class B Common Stock, $0.001 par value – 25,000,000 shares authorized;	-	-
0 shares issued and outstanding at September 30, 2022 and December 31, 2021
Additional paid-in capital	557,418,000	385,644,000
Accumulated deficit	(207,647,000)	(145,600,000)
Accumulated other comprehensive loss	(1,557,000)	(106,000)
Treasury stock, at cost	(28,788,000)	(13,180,000)
TOTAL AULT ALLIANCE STOCKHOLDERS’ EQUITY	319,767,000	226,842,000

Non-controlling interest	18,996,000	1,613,000

TOTAL STOCKHOLDERS’ EQUITY	338,763,000	228,455,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$610,905,000	$490,286,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
		2021		2021
	2022	Restated	2022	Restated
Revenue	$27,031,000	$7,803,000	$43,539,000	$24,272,000
Revenue, cryptocurrency mining	3,874,000	272,000	11,398,000	693,000
Revenue, hotel operations	5,513,000	-	12,809,000	-
Revenue, lending and trading activities	13,360,000	(38,869,000)	32,224,000	19,615,000
Total revenue	49,778,000	(30,794,000)	99,970,000	44,580,000
Cost of revenue, products	20,193,000	5,011,000	30,985,000	16,011,000
Cost of revenue, cryptocurrency mining	5,255,000	260,000	12,206,000	646,000
Cost of revenue, hotel operations	3,230,000	-	8,350,000	-
Total cost of revenue	28,678,000	5,271,000	51,541,000	16,657,000
Gross profit	21,100,000	(36,065,000)	48,429,000	27,923,000

Operating expenses
Research and development	521,000	524,000	1,945,000	1,657,000
Selling and marketing	7,428,000	1,993,000	20,888,000	4,740,000
General and administrative	15,947,000	11,292,000	48,666,000	24,376,000
Impairment of deposit due to vendor bankruptcy filing	2,000,000	-	2,000,000	-
Impairment of mined cryptocurrency	515,000	-	2,930,000	-
Total operating expenses	26,411,000	13,809,000	76,429,000	30,773,000
Loss from operations	(5,311,000)	(49,874,000)	(28,000,000)	(2,850,000)
Other income (expenses)
Interest and other income	725,000	125,000	1,255,000	176,000
Change in fair value of equity securities, related party	-	(4,849,000)	-	(7,773,000)
Accretion of discount on note receivable, related party	-	4,210,000		4,210,000
Interest expense	(3,972,000)	(140,000)	(35,827,000)	(475,000)
Change in fair value of marketable equity securities	114,000	(750,000)	355,000	(705,000)
Realized gain on digital currencies and marketable securities	595,000	30,000	661,000	428,000
Loss from investment in unconsolidated entity	-	-	(924,000)	-
Gain on extinguishment of debt	-	-	-	929,000
Change in fair value of warrant liability	(3,000)	259,000	(27,000)	(130,000)
Total other expenses, net	(2,541,000)	(1,115,000)	(34,507,000)	(3,340,000)
Loss before income taxes	(7,852,000)	(50,989,000)	(62,507,000)	(6,190,000)
Income tax (provision) benefit	(144,000)	3,366,000	(361,000)	(144,000)
Net loss	(7,996,000)	(47,623,000)	(62,868,000)	(6,334,000)
Net loss (income) attributable to non-controlling interest	725,000	(96,000)	1,061,000	(93,000)
Net loss attributable to Ault Alliance, Inc.	(7,271,000)	(47,719,000)	(61,807,000)	(6,427,000)
Preferred dividends	(190,000)	(4,000)	(239,000)	(13,000)
Net loss available to common stockholders	$(7,461,000)	$(47,723,000)	$(62,046,000)	$(6,440,000)
Basic net (loss) income per common share	$(0.03)	$(0.81)	$(0.27)	$(0.13)
Diluted net (loss) income per common share	$(0.03)	$(0.81)	$(0.27)	$(0.13)
Weighted average basic common shares outstanding	294,141,000	58,987,000	225,662,000	49,714,000
Weighted average diluted common shares outstanding	294,141,000	58,987,000	225,662,000	49,714,000
Comprehensive (loss) income
Net loss available to common stockholders	$(7,461,000)	$(47,723,000)	$(62,046,000)	$(6,440,000)
Other comprehensive income (loss)
Foreign currency translation adjustment	306,000	(182,000)	(1,452,000)	(141,000)
Other comprehensive income (loss)	306,000	(182,000)	(1,452,000)	(141,000)
Total comprehensive loss	$(7,155,000)	$(47,905,000)	$(63,498,000)	$(6,581,000)

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

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (RESTATED)

(Unaudited)

Three Months Ended September 30, 2021

	Series A & B				Additional		Other			Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Non-Controlling	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Stock	Equity
BALANCES, July 1, 2021	132,040	$-	56,159,963	$56,000	$311,759,000	$(81,047,000)	$(743,000)	$1,364,000	$-	$231,389,000
Issuance of common stock for restricted stock awards	-	-	449,373	-	-	-	-	-	-	-
Stock-based compensation:
Options	-	-	-	-	1,794,000	-	-	-	-	1,794,000
Restricted stock awards	-	-	-	-	2,312,000	-	-	-	-	2,312,000
Issuance of stock options at Gresham Worldwide	-	-	-	-	-	-	-	42,000	-	42,000
Issuance of common stock for cash	-	-	6,737,585	7,000	16,432,000	-	-	-	-	16,439,000
Financing cost in connection with sales of common stock	-	-	-	-	(411,000)	-	-	-	-	(411,000)
Adjustment to treasury stock for holdings in investment partnerships	-	-	-	-	-	-	-	-	(2,773,000)	(2,773,000)
Comprehensive loss:
Net loss	-	-	-	-	-	(47,719,000)	-	-	-	(47,719,000)
Preferred dividends	-	-	-	-	-	(4,000)	-	-	-	(4,000)
Foreign currency translation adjustments	-	-	-	-	-	-	(182,000)	-	-	(182,000)
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	96,000	-	96,000
Other	-	-	-	-	-	(2,000)	-	-	-	(2,000)
BALANCES, September 30, 2021	132,040	$-	63,346,921	$63,000	$331,886,000	$(128,772,000)	$(925,000)	$1,502,000	$(2,773,000)	$200,981,000

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

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (RESTATED)

(Unaudited)

Nine Months Ended September 30, 2021

	Series A & B				Additional		Other			Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Non-Controlling	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Stock	Equity

BALANCES, January 1, 2021	132,040	$-	27,753,562	$28,000	$171,396,000	$(122,329,000)	$(785,000)	$822,000	$-	$49,132,000
Issuance of common stock for restricted stock awards	-	-	449,373	-	-	-	-	-	-	-
Stock-based compensation:
Options	-	-	-	-	1,833,000	-	-	-	-	1,833,000
Restricted stock awards	-	-	-	-	2,312,000	-	-	-	-	2,312,000
Issuance of stock options at Gresham Worldwide	-	-	-	-	-	-	-	587,000	-	587,000
Issuance of common stock for cash	-	-	34,684,910	35,000	160,448,000	-	-	-	-	160,483,000
Financing cost in connection with sales of common stock	-	-	-	-	(4,952,000)	-	-	-	-	(4,952,000)
Adjustment to treasury stock for holdings in investment partnerships	-	-	-	-	-	-	-	-	(2,773,000)	(2,773,000)
Issuance of common stock for conversion of convertible notes payable	-	-	183,214	-	449,000	-	-	-	-	449,000
Issuance of common stock for conversion of convertible notes payable, related party	-	-	275,862	-	400,000	-	-	-	-	400,000
Comprehensive loss:								-	-
Net income	-	-	-	-	-	(6,427,000)	-	-	-	(6,427,000)
Preferred dividends		-	-	-	-	(13,000)	-	-	-	(13,000)
Foreign currency translation adjustments	-	-	-	-	-	-	(141,000)	-	-	(141,000)
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	93,000	-	93,000
Other	-	-	-	-	-	(3,000)	1,000	-	-	(2,000)
BALANCES, September 30, 2021	132,040	$-	63,346,921	$63,000	$331,886,000	$(128,772,000)	$(925,000)	$1,502,000	$(2,773,000)	$200,981,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AULT ALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
		2021
	2022	Restated
Cash flows from operating activities:
Net (loss) income	$(62,868,000)	$(6,334,000)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,977,000	1,713,000
Interest expense – debt discount	26,958,000	61,000
Gain on extinguishment of debt	-	(929,000)
Change in fair value of warrant liability	(917,000)	(259,000)
Accretion of original issue discount on notes receivable – related party	-	(4,213,000)
Accretion of original issue discount on notes receivable	(618,000)	(366,000)
Increase in accrued interest on notes receivable – related party	(148,000)	(119,000)
Stock-based compensation	5,746,000	4,732,000
Impairment of deposit due to vendor bankruptcy filing	2,000,000	-
Impairment of cryptocurrencies	2,930,000	-
Realized gains on sale of marketable securities	(19,194,000)	(15,154,000)
Unrealized losses on marketable securities	16,937,000	6,353,000
Unrealized losses (gains) on investments in equity securities, related parties	5,676,000	1,623,000
Unrealized gains on equity securities	(32,949,000)	(2,795,000)
Loss from investment in unconsolidated entity	924,000	-
Loss on remeasurement of investment in unconsolidated entity	2,700,000	-
Changes in operating assets and liabilities:
Marketable equity securities	68,532,000	(34,196,000)
Accounts receivable	(3,022,000)	(1,270,000)
Accrued revenue	(109,000)	(166,000)
Inventories	(5,867,000)	(492,000)
Prepaid expenses and other current assets	1,780,000	(5,155,000)
Digital currencies	(12,227,000)	-
Other assets	(2,944,000)	(407,000)
Accounts payable and accrued expenses	8,974,000	(1,082,000)
Other current liabilities	-	2,210,000
Lease liabilities	(1,334,000)	(666,000)
Net cash provided by (used in) operating activities	12,937,000	(56,911,000)
Cash flows from investing activities:
Purchase of property and equipment	(84,500,000)	(28,145,000)
Investment in promissory notes and other, related parties	(2,200,000)	(4,994,000)
Investments in common stock and warrants, related parties	(4,840,000)	(19,590,000)
Investment in real property, related party	-	(2,670,000)
Proceeds from sale of investment in real property, related party	-	2,670,000
Purchase of SMC, net of cash received	(8,239,000)	-
Purchase of GIGA, net of cash received	(3,687,000)	-
Cash received upon acquisition of AVLP	1,245,000	-
Acquisition of non-controlling interests	(3,901,000)	-
Purchase of marketable equity securities	(1,981,000)	(2,144,000)
Sales of marketable equity securities	11,748,000	430,000
Investments in loans receivable	(7,081,000)	-
Principal payments on loans receivable	10,525,000	-
Sale of digital currencies	8,952,000	-
Investments in equity securities	(22,449,000)	(14,287,000)
Net cash used in investing activities	(106,408,000)	(68,730,000)

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

1. DESCRIPTION OF BUSINESS

Ault Alliance, Inc., a Delaware corporation which was then known as BitNile Holdings, Inc., (“BitNile” or the “Company”) was incorporated in September 2017. BitNile is a diversified holding company pursuing growth by acquiring undervalued businesses and disruptive technologies with a global impact. Through its wholly- and majority-owned subsidiaries and strategic investments, the Company owns and operates a data center at which it mines Bitcoin, and provides mission-critical products that support a diverse range of industries, including oil exploration, defense/aerospace, industrial, automotive, medical/biopharma, karaoke audio equipment, hotel operations and textiles. In addition, the Company extends credit to select entrepreneurial businesses through a licensed lending subsidiary. BitNile was founded by Milton “Todd” Ault, III, its Executive Chairman and is led by Mr. Ault, William B. Horne, its Chief Executive Officer and Vice Chairman and Henry Nisser, its President and General Counsel. Together, they constitute the Executive Committee, which manages the day-to-day operations of the Company. All major investment and capital allocation decisions are made for the Company by Mr. Ault and the other members of the Executive Committee. The Company has seven reportable segments:

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

1 A. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

This Amendment amends the Quarterly Report on Form 10-Q of the Company for the nine months ended September 30, 2022, that was originally filed with the U.S. Securities and Exchange Commission on November 21, 2022. This Amendment only corrects an error in classification with respect to changes in fair value of financial instruments issued by a related party. The changes in fair value were erroneously recorded in other comprehensive income (loss) and have been reclassified to correct for the error within the statement of operations. The Company has restated its Condensed Consolidated Statements of Operations and Comprehensive Loss, Condensed Consolidated Statements of Changes in Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows to correct this misclassification. Further, this Amendment also includes certain limited modifications to reflect the correct classification in disclosures in the Company’s Note 20 Net Loss per Share footnote in the Company’s Notes to Condensed Consolidated Financial Statements. Finally, the Company has modified its disclosures in Item 4 of Part I to reflect the identification of an additional material weakness.

As a result, the Condensed Consolidated Statements of Operations and Comprehensive Loss amounts of “Change in fair value of equity securities, related party” and “Net unrealized gain on derivative securities of related party” were adjusted pursuant to the schedules below:

	For the Three Months Ended
	September 30, 2021
	As Reported	Adjustment	As Restated
Revenue	$7,803,000	$-	$7,803,000
Revenue, cryptocurrency mining, net	272,000		272,000
Revenue, lending and trading activities	(38,869,000)		(38,869,000)
Total revenue	(30,794,000)	-	(30,794,000)
Cost of revenue, products	5,011,000		5,011,000
Cost of revenue, cryptocurrency mining	260,000		260,000
Total cost of revenue	5,271,000		5,271,000
Gross profit	(36,065,000)	-	(36,065,000)

Operating expenses
Research and development	524,000		524,000
Selling and marketing	1,993,000		1,993,000
General and administrative	11,292,000		11,292,000
Total operating expenses	13,809,000	-	13,809,000
Loss from operations	(49,874,000)		(49,874,000)
Other income (expenses)
Interest and other income	125,000		125,000
Change in fair value of equity securities, related party	-	(4,849,000)	(4,849,000)
Accretion of discount on note receivable, related party	4,210,000		4,210,000
Interest expense	(140,000)		(140,000)
Change in fair value of marketable equity securities	(750,000)		(750,000)
Realized gain on marketable securities	30,000		30,000
Change in fair value of warrant liability	259,000		259,000
Total other income (expenses), net	3,734,000	(4,849,000)	(1,115,000)
Loss before income taxes	(46,140,000)	(4,849,000)	(50,989,000)
Income tax provision	3,366,000		3,366,000
Net loss	(42,774,000)	(4,849,000)	(47,623,000)
Net income attributable to non-controlling interest	(96,000)		(96,000)
Net loss attributable to Ault Alliance, Inc.	(42,870,000)	(4,849,000)	(47,719,000)
Preferred dividends	(4,000)		(4,000)
Net loss available to common stockholders	$(42,874,000)	$(4,849,000)	$(47,723,000)

Basic net income (loss) per common share	$(0.73)		$(0.81)
Diluted net income (loss) per common share	$(0.73)		$(0.81)

Weighted average basic common shares outstanding	58,987,000		58,987,000
Weighted average diluted common shares outstanding	58,987,000		58,987,000

Comprehensive loss
Net loss available to common stockholders	$(42,874,000)	$(4,849,000)	$(47,723,000)
Other comprehensive income (loss)
Foreign currency translation adjustment	(182,000)		(182,000)
Net unrealized gain on derivative securities of related party	(4,849,000)	4,849,000	-
Other comprehensive (loss) income	(5,031,000)	4,849,000	(182,000)
Total comprehensive loss	$(47,905,000)	$-	$(47,905,000)

	For the Nine Months Ended
	September 30, 2021
	As Reported	Adjustment	As Restated
Revenue	$24,272,000	$-	$24,272,000
Revenue, cryptocurrency mining, net	693,000		693,000
Revenue, lending and trading activities	19,615,000		19,615,000
Total revenue	44,580,000	-	44,580,000
Cost of revenue, products	16,011,000		16,011,000
Cost of revenue, cryptocurrency mining	646,000		646,000
Total cost of revenue	16,657,000		16,657,000
Gross profit	27,923,000	-	27,923,000

Operating expenses
Research and development	1,657,000		1,657,000
Selling and marketing	4,740,000		4,740,000
General and administrative	24,376,000		24,376,000
Total operating expenses	30,773,000	-	30,773,000
Loss from operations	(2,850,000)		(2,850,000)
Other income (expenses)
Interest and other income	176,000		176,000
Change in fair value of equity securities, related party	-	(7,773,000)	(7,773,000)
Accretion of discount on note receivable, related party	4,210,000		4,210,000
Interest expense	(475,000)		(475,000)
Change in fair value of marketable equity securities	(705,000)		(705,000)
Gain on extinguishment of debt	929,000		929,000
Realized gain on marketable securities	428,000		428,000
Change in fair value of warrant liability	(130,000)		(130,000)
Total other income (expenses), net	4,433,000	(7,773,000)	(3,340,000)
Loss before income taxes	1,583,000	(7,773,000)	(6,190,000)
Income tax provision	(144,000)		(144,000)
Net loss	1,439,000	(7,773,000)	(6,334,000)
Net income attributable to non-controlling interest	(93,000)		(93,000)
Net loss attributable to Ault Alliance, Inc.	1,346,000	(7,773,000)	(6,427,000)
Preferred dividends	(13,000)		(13,000)
Net loss available to common stockholders	$1,333,000	$(7,773,000)	$(6,440,000)

Basic net income (loss) per common share	$0.03		$(0.13)
Diluted net income (loss) per common share	$0.03		$(0.13)

Weighted average basic common shares outstanding	49,714,000		49,714,000
Weighted average diluted common shares outstanding	50,145,000		49,714,000

Comprehensive loss
Net loss available to common stockholders	$1,333,000	$(7,773,000)	$(6,440,000)
Other comprehensive income (loss)
Foreign currency translation adjustment	(141,000)		(141,000)
Net unrealized gain on derivative securities of related party	(7,773,000)	7,773,000	-
Other comprehensive (loss) income	(7,914,000)	7,773,000	(141,000)
Total comprehensive loss	$(6,581,000)	$-	$(6,581,000)

The Condensed Consolidated Statements of Changes in Stockholders’ Equity amounts of “Accumulated deficit” and “Accumulated other comprehensive loss” were adjusted pursuant to the schedules below:

	January 1, 2021
	As Reported	Adjustment	As Restated
STOCKHOLDERS’ EQUITY
Common stock	$28,000	$-	$28,000
Additional paid-in capital	171,396,000		171,396,000
Accumulated deficit	(121,396,000)	(933,000)	(122,329,000)
Accumulated other comprehensive loss	(1,718,000)	933,000	(785,000)
TOTAL AULT ALLIANCE STOCKHOLDERS’ EQUITY	48,310,000	-	48,310,000

Non-controlling interest	822,000		822,000

TOTAL STOCKHOLDERS’ EQUITY	$49,132,000	$-	$49,132,000

	July 1, 2021
	As Reported	Adjustment	As Restated
STOCKHOLDERS’ EQUITY
Common stock	$56,000	$-	$56,000
Additional paid-in capital	311,759,000		311,759,000
Accumulated deficit	(77,190,000)	(3,857,000)	(81,047,000)
Accumulated other comprehensive loss	(4,600,000)	3,857,000	(743,000)
TOTAL AULT ALLIANCE STOCKHOLDERS’ EQUITY	230,025,000	-	230,025,000

Non-controlling interest	1,364,000		1,364,000

TOTAL STOCKHOLDERS’ EQUITY	$231,389,000	$-	$231,389,000

	September 30, 2021
	As Reported	Adjustment	As Restated
STOCKHOLDERS’ EQUITY
Common stock	$63,000	$-	$63,000
Additional paid-in capital	331,886,000		331,886,000
Accumulated deficit	(120,066,000)	(8,706,000)	(128,772,000)
Accumulated other comprehensive loss	(9,631,000)	8,706,000	(925,000)
Treasury stock, at cost	(2,773,000)		(2,773,000)
TOTAL AULT ALLIANCE STOCKHOLDERS’ EQUITY	199,479,000	-	199,479,000

Non-controlling interest	1,502,000		1,502,000

TOTAL STOCKHOLDERS’ EQUITY	$200,981,000	$-	$200,981,000

Further, the reclassification also resulted in a corresponding decrease in net income and a decrease in unrealized gains on equity securities, related party within net cash used in operating activities, as reflected in the Company’s Condensed Consolidated Statements of Cash Flows, as follows:

	For the Nine Months Ended
	September 30, 2021
	As Reported	Adjustment	As Restated
Cash flows from operating activities:
Net income (loss)	$1,439,000	$(7,773,000)	$(6,334,000)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,713,000		1,713,000
Interest expense – debt discount	61,000		61,000
Gain on extinguishment of debt	(929,000)		(929,000)
Change in fair value of warrant liability	(259,000)		(259,000)
Accretion of original issue discount on notes receivable – related party	(4,213,000)		(4,213,000)
Accretion of original issue discount on notes receivable	(366,000)		(366,000)
Increase in accrued interest on notes receivable – related party	(119,000)		(119,000)
Stock-based compensation	4,732,000		4,732,000
Realized gains on sale of marketable securities	(15,154,000)		(15,154,000)
Unrealized losses on marketable securities	6,353,000		6,353,000
Unrealized losses (gains) on equity securities, related parties	(6,150,000)	7,773,000	1,623,000
Unrealized gains on equity securities	(2,795,000)		(2,795,000)
Changes in operating assets and liabilities:
Marketable equity securities	(34,196,000)		(34,196,000)
Accounts receivable	(1,270,000)		(1,270,000)
Accrued revenue	(166,000)		(166,000)
Inventories	(492,000)		(492,000)
Prepaid expenses and other current assets	(5,155,000)		(5,155,000)
Other assets	(407,000)		(407,000)
Accounts payable and accrued expenses	(1,082,000)		(1,082,000)
Other current liabilities	2,210,000		2,210,000
Lease liabilities	(666,000)		(666,000)
Net cash used in operating activities	$(56,911,000)	$-	$(56,911,000)

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

Results of Operations

Results of Operations for the Three Months Ended September 30, 2022 and 2021

The following table summarizes the results of our operations for the three months ended September 30, 2022 and 2021.

	For the Three Months Ended September 30,
	2022	2021

Revenue	$27,031,000	$7,803,000
Revenue, cryptocurrency mining	3,874,000	272,000
Revenue, hotel operations	5,513,000	-
Revenue, lending and trading activities	13,360,000	(38,869,000)
Total revenue	49,778,000	(30,794,000)
Cost of revenue, products	20,193,000	5,011,000
Cost of revenue, cryptocurrency mining	5,255,000	260,000
Cost of revenue, hotel operations	3,230,000	-
Total cost of revenue	28,678,000	5,271,000
Gross profit (loss)	21,100,000	(36,065,000)
Total operating expenses	26,411,000	13,809,000
Loss from operations	(5,311,000)	(49,874,000)
Interest and other income	725,000	125,000
Change in fair value of equity securities, related party	-	(4,849,000)
Accretion of discount on note receivable, related party	-	4,210,000
Interest expense	(3,972,000)	(140,000)
Change in fair value of marketable equity securities	114,000	(750,000)
Realized gain on digital currencies and marketable securities	595,000	30,000
Change in fair value of warrant liability	(3,000)	259,000
Loss income before income taxes	(7,852,000)	(50,989,000)
Income tax (provision) benefit	(144,000)	3,366,000
Net loss	(7,996,000)	(47,623,000)
Net loss (income) attributable to non-controlling interest	725,000	(96,000)
Net loss attributable to Ault Alliance, Inc.	(7,271,000)	(47,719,000)
Preferred dividends	(190,000)	(4,000)
Net loss available to common stockholders	$(7,461,000)	$(47,723,000)
Comprehensive loss
Net loss available to common stockholders	$(7,461,000)	$(47,723,000)
Other comprehensive income (loss)
Foreign currency translation adjustment	306,000	(182,000)
Other comprehensive income (loss)	306,000	(182,000)
Total comprehensive loss	$(7,155,000)	$(47,905,000)

Revenues

Revenues by segment for the three months ended September 30, 2022 and 2021 are as follows:

	For the Three Months Ended Sept 30,
	2022	2021	Increase	%
GWW	$7,782,000	$6,373,000	$1,409,000	22%
TurnOnGreen	1,662,000	1,094,000	568,000	52%
SMC	17,114,000	-	17,114,000	—
BNI
Revenue, cryptocurrency mining	3,874,000	272,000	3,602,000	1324%
Revenue, commercial real estate leases	272,000	249,000	23,000	9%
Ault Global Real Estate Equities, Inc. (“AGREE”)	5,513,000	-	5,513,000	—
Ault Alliance:
Revenue, lending and trading activities	13,360,000	(38,869,000)	52,229,000	-134%
Other	201,000	87,000	114,000	131%
Total revenue	$49,778,000	$(30,794,000)	$80,572,000	-262%

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

Change in fair value of equity securities, related party

Change in fair value of equity securities, related party resulting from the warrant securities that we received as a result of our investment in AVLP was nil for the three months ended September 30, 2022, compared to a loss of $4.8 million for the three months ended September 30, 2021.

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

Other Comprehensive Income (loss)

Other comprehensive income was $0.3 million for the three months ended September 30, 2022, compared to other comprehensive loss of $0.2 million for the three months ended September 30, 2021. Other comprehensive income (loss) was attributable to foreign currency translation adjustments between our functional currency, the U.S. Dollar, and the British Pound and Israeli Shekel.

Results of Operations for the Nine Months Ended September 30, 2022 and 2021

The following table summarizes the results of our operations for the nine months ended September 30, 2022 and 2021.

	For the Nine Months Ended September 30,
	2022	2021

Revenue	$43,539,000	$24,272,000
Revenue, cryptocurrency mining	11,398,000	693,000
Revenue, hotel operations	12,809,000	-
Revenue, lending and trading activities	32,224,000	19,615,000
Total revenue	99,970,000	44,580,000
Cost of revenue, products	30,985,000	16,011,000
Cost of revenue, cryptocurrency mining	12,206,000	646,000
Cost of revenue, hotel operations	8,350,000	-
Total cost of revenue	51,541,000	16,657,000
Gross profit	48,429,000	27,923,000
Total operating expenses	76,429,000	30,773,000
Loss from operations	(28,000,000)	(2,850,000)
Interest and other income	1,255,000	176,000
Change in fair value of equity securities, related party	-	(7,773,000)
Accretion of discount on note receivable, related party	-	4,210,000
Interest expense	(35,827,000)	(475,000)
Change in fair value of marketable equity securities	355,000	(705,000)
Gain on extinguishment of debt	-	929,000
Realized gain on digital currencies and marketable securities	661,000	428,000
Loss from investment in unconsolidated entity	(924,000)	-
Change in fair value of warrant liability	(27,000)	(130,000)
Loss before income taxes	(62,507,000)	(6,190,000)
Income tax provision	(361,000)	(144,000)
Net loss	(62,868,000)	(6,334,000)
Net loss (gain) attributable to non-controlling interest	1,061,000	(93,000)
Net loss attributable to Ault Alliance, Inc.	(61,807,000)	(6,427,000)
Preferred dividends	(239,000)	(13,000)
Net loss available to common stockholders	$(62,046,000)	$(6,440,000)
Comprehensive loss
Net loss available to common stockholders	$(62,046,000)	$(6,440,000)
Other comprehensive loss
Foreign currency translation adjustment	(1,452,000)	(141,000)
Other comprehensive loss	(1,452,000)	(141,000)
Total comprehensive loss	$(63,498,000)	$(6,581,000)

Revenues

Revenues by segment for the nine months ended September 30, 2022 and 2021 are as follows:

	For the Nine Months Ended September 30,		Increase
	2022	2021	(Decrease)%
GWW	$21,530,000	$19,198,000	$2,332,000	12%
TurnOnGreen	3,853,000	4,308,000	(455,000)	-11%
SMC	17,114,000	-	17,114,000	—
BNI
Revenue, cryptocurrency mining	11,398,000	693,000	10,705,000	1545%
Revenue, commercial real estate leases	822,000	530,000	292,000	55%
AGREE	12,809,000	-	12,809,000	—
Ault Alliance:
Revenue, lending and trading activities	32,224,000	19,615,000	12,609,000	64%
Other	220,000	236,000	(16,000)	-7%
Total revenue	$99,970,000	$44,580,000	$55,390,000	124%

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

Change in fair value of equity securities, related party

Change in fair value of equity securities, related party resulting from the warrant securities that we received as a result of our investment in AVLP was nil for the nine months ended September 30, 2022, compared to a loss of $7.8 million for the nine months ended September 30, 2021.

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

Other Comprehensive Loss

Other comprehensive loss was $1.5 million for the nine months ended September 30, 2022, compared to other comprehensive loss of $0.1 million for the nine months ended September 30, 2021. Other comprehensive loss was attributable to foreign currency translation adjustments between our functional currency, the U.S. Dollar, and the British Pound and Israeli Shekel.

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

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.            MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.            OTHER INFORMATION

None.

ITEM 6.           EXHIBITS

Exhibit Number	Description
3.1	Form of Certificate of Determination of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, dated March 3, 2017. Incorporated by reference to the Current Report on Form 8-K filed on March 9, 2017 as Exhibit 3.1 thereto.
3.2	Certificate of Incorporation, dated September 22, 2017. Incorporated herein by reference to the Current Report on Form 8-K filed on December 29, 2017 as Exhibit 3.1 thereto.
3.3	Certificate of Designations of Rights and Preferences of 10% Series A Cumulative Redeemable Perpetual Preferred Stock, dated September 13, 2018. Incorporated herein by reference to the Current Report on Form 8-K filed on September 14, 2018 as Exhibit 3.1 thereto.
3.4	Certificate of Amendment to Certificate of Incorporation, dated January 2, 2019. Incorporated by reference to the Current Report on Form 8-K filed on January 3, 2019 as Exhibit 3.1 thereto.
3.5	Certificate of Designations of Rights and Preferences of Series C Convertible Redeemable Preferred Stock, dated February 27, 2019. Incorporated herein by reference to the Current Report on Form 8-K filed on February 28, 2019 as Exhibit 3.1 thereto.
3.6	Certificate of Amendment to Certificate of Incorporation (1-for-20 Reverse Stock Split of Common Stock), dated March 14, 2019. Incorporated herein by reference to the Current Report on Form 8-K filed on March 14, 2019 as Exhibit 3.1 thereto.
3.7	Form of Amended & Restated Certificate of Designations of Rights and Preferences of Series C Convertible Preferred Stock. Incorporated by reference to the Current Report on Form 8-K filed on February 25, 2020 as Exhibit 3.1 thereto.
3.8	Bylaws effective as of August 13, 2020. Incorporated by reference to the Current Report on Form 8-K filed on August 14, 2020 as Exhibit 3.1 thereto.
3.9	Certificate of Ownership and Merger. Incorporated by reference to the Current Report on Form 8-K filed on January 19, 2021 as Exhibit 3.1 thereto.
3.10	Amended and Restated Bylaws of BitNile Holdings, Inc., effective as of November 2, 2021. Incorporated by reference to the Current Report on Form 8-K filed on November 3, 2021 as Exhibit 3.1 thereto.
3.11	Certificate of Ownership and Merger, as filed with the Secretary of State of the State of Delaware on December 1, 2021. Incorporated by reference to the Current Report on Form 8-K filed on December 13, 2021 as Exhibit 3.1 thereto.
3.12	Certificate of Designation, Preferences and Rights relating to the 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, dated May 25, 2022. Incorporated by reference to the Registration Statement on Form 8-A filed on May 26, 2022 as Exhibit 3.6 thereto.
3.13	Certificate of Increase of the Designated Number of Shares of 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, dated June 10, 2022. Incorporated by reference to the Current Report on Form 8-K filed on June 14, 2022 as Exhibit 3.1 thereto.
3.14	Certificate of Correction to the Certificate of Designation, Rights and Preferences of 13.00% Series D Cumulative Redeemable Perpetual Preferred Stock, dated June 16, 2022. Incorporated by reference to the Current Report on Form 8-K filed on June 17, 2022 as Exhibit 3.1 thereto.
10.1	Form of Note Purchase Agreement. Incorporated by reference to the Current Report on Form 8-K filed on August 11, 2022 as Exhibit 10.1 thereto.
10.2	Form of Note. Incorporated by reference to the Current Report on Form 8-K filed on August 11, 2022 as Exhibit 4.1 thereto.
10.3	Form of Security Agreement. Incorporated by reference to the Current Report on Form 8-K filed on August 11, 2022 as Exhibit 10.2 thereto.
10.4	Form of Subsidiary Guaranty. Incorporated by reference to the Current Report on Form 8-K filed on August 11, 2022 as Exhibit 10.3 thereto.
10.5	Form of Parent Guaranty. Incorporated by reference to the Current Report on Form 8-K filed on August 11, 2022 as Exhibit 10.4 thereto.
10.6	Form of Master Agreement. Incorporated by reference to the Current Report on Form 8-K filed on August 16, 2022 as Exhibit 10.1 thereto.
10.7	Form of Order Form. Incorporated by reference to the Current Report on Form 8-K filed on August 16, 2022 as Exhibit 10.2 thereto.
10.8	Form of Note Purchase Agreement, dated November 18, 2022. Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 21, 2022 as Exhibit 10.8 thereto.
10.9	Form of Note issued November 18, 2022. Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 21, 2022 as Exhibit 10.9 thereto.
10.10	Form of Security Agreement, dated November 18, 2022. Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 21, 2022 as Exhibit 10.10 thereto.

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS*	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

